Form 10-Q
period 1996-03-31
WASHINGTON FEDERAL INC
filed 1996-05-10
CIK 936528

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended . . . . . . . . . . . .     March 31, 1996
                                                                  -------------

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from ___________________ to __________________


       For Quarter Ended     March 31, 1996     Commission file number  0-25454
                         --------------------                          --------

                            WASHINGTON FEDERAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Washington                                    91-1661606
- - -------------------------------                    --------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

             425 Pike Street              Seattle, Washington  98101
            --------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (206) 624-7930
                                ----------------
              (Registrant's telephone number, including area code)

    -------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                        if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  (1)  Yes  X  .  No     .
           ---       ---

  (2)  Yes  X  .  No     .
           ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            TITLE OF CLASS:                         AT APRIL 30, 1996
           ----------------                        -------------------
      Common stock, $1.00 par value                 42,322,774 shares

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                     PART I


Item 1.  Financial Statements

         The Consolidated Financial Statements of Washington Federal, Inc. and Subsidiaries filed as a part of the report are as follows:

         Consolidated Statements of Financial Condition
         as of March 31, 1996 and September 30, 1995. . . . . . . . .    Page 3

         Consolidated Statements of Operations for the three
         and six months ended March 31, 1996 and 1995 . . . . . . . .    Page 4

         Consolidated Statements of Cash Flows for the
         six months ended March 31, 1996 and 1995 . . . . . . . . . .    Page 5

         Notes to Consolidated Financial Statements . . . . . . . . .    Page 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . .   Page 7


                                     PART II


Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .   Page 12

Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . . .   Page 12

Item 3.  Defaults upon Senior Securities. . . . . . . . . . . . . . .   Page 12

Item 4.  Submission of Matters to a Vote of Stockholders. . . . . . .   Page 12

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . .   Page 12

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . .  . .   Page 12

         Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .  Page 13

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                                    MARCH 31, 1996      September 30, 1995
                                                                                    --------------      ------------------
                                                                                     (In thousands, except per share data)

ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   21,143             $   23,168
Available-for-sale securities. . . . . . . . . . . . . . . . . . . . . . . . . .         556,746                361,625
Held-to-maturity securities, market value of $741,556 at March 31, 1996. . . . .         693,666                975,890
Loans receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,471,535              3,034,027
Interest receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          32,841                 31,441
Premises and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . .          40,382                 39,930
Real estate held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . .          32,840                 32,129
FHLB stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          46,815                 45,134
Costs in excess of net assets acquired . . . . . . . . . . . . . . . . . . . . .          29,230                 31,002
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,791                  3,056
                                                                                      ----------             ----------
                                                                                      $4,928,989             $4,577,402
                                                                                      ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Customer accounts
    Savings and demand accounts. . . . . . . . . . . . . . . . . . . . . . . . .      $2,429,971             $2,371,099
    Repurchase agreements with customers . . . . . . . . . . . . . . . . . . . .          66,613                 74,236
                                                                                      ----------             ----------
                                                                                       2,496,584              2,445,335

FHLB advances. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         892,000                527,000
Other borrowings, primarily securities sold under agreements to repurchase . . .         862,402                957,087
Advance payments by borrowers for taxes and insurance. . . . . . . . . . . . . .          19,054                 23,222
Federal and state income taxes . . . . . . . . . . . . . . . . . . . . . . . . .          34,758                 32,542
Accrued expenses and other liabilities . . . . . . . . . . . . . . . . . . . . .          26,092                 16,287
                                                                                      ----------             ----------
                                                                                       4,330,890              4,001,473

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, 100,000,000 shares authorized;
   43,978,230 and 39,943,213 shares issued; 42,592,347 and
   38,874,228 shares outstanding . . . . . . . . . . . . . . . . . . . . . . . .          43,978                 39,943
Paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         405,144                320,920
Valuation adjustment for available-for-sale securities, net of taxes . . . . . .          11,000                  8,000
Treasury stock, at cost; 1,385,883 and 1,068,985 shares. . . . . . . . . . . . .         (26,897)               (22,412)
Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         164,874                229,478
                                                                                      ----------             ----------
                                                                                         598,099                575,929
                                                                                      ----------             ----------
                                                                                      $4,928,989             $4,577,402
                                                                                      ==========             ==========

CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share . . . . . . . . . . . . . . . . . . . . . . . . .      $    14.04             $    13.47
Stockholders' equity to total assets . . . . . . . . . . . . . . . . . . . . . .           12.13%                 12.58%
Loans serviced for others. . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  127,003             $  146,360
Weighted average rates at period end
   Loans and mortgage-backed securities. . . . . . . . . . . . . . . . . . . . .            8.15%                  8.26%
   Investment securities*. . . . . . . . . . . . . . . . . . . . . . . . . . . .            7.34                   7.69
      Combined on loans, mortgage-backed securities and investment securities. .            8.10                   8.22
   Customer accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5.19                   5.51
   Borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5.50                   5.87
      Combined cost of customer accounts and borrowings. . . . . . . . . . . . .            5.32                   5.65
   Interest rate spread. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2.78                   2.57
*Includes municipal bonds at tax equivalent yields


                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Quarter Ended March 31,        Six Months Ended March 31,
                                                           -------------------------       --------------------------
                                                              1996          1995               1996          1995
                                                           -----------   -----------       -----------   -----------
                                                                     (In thousands, except per share data)

INTEREST INCOME
Loans. . . . . . . . . . . . . . . . . . . . . . . . . .   $    75,065   $    56,507       $   146,337   $   111,696
Mortgage-backed securities . . . . . . . . . . . . . . .        19,587        21,616            39,700        41,716
Investment securities. . . . . . . . . . . . . . . . . .         5,432         5,302            10,887        10,231
                                                           -----------   -----------       -----------   -----------
                                                               100,084        83,425           196,924       163,643

INTEREST EXPENSE
Customer accounts. . . . . . . . . . . . . . . . . . . .        33,325        26,552            67,659        51,285
FHLB advances and other borrowings . . . . . . . . . . .        23,606        17,643            46,776        32,185
                                                           -----------   -----------       -----------   -----------
                                                                56,931        44,195           114,435        83,470
                                                           -----------   -----------       -----------   -----------

NET INTEREST INCOME. . . . . . . . . . . . . . . . . . .        43,153        39,230            82,489        80,173
Provision for loan losses. . . . . . . . . . . . . . . .           301           373               784           694
                                                           -----------   -----------       -----------   -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES. . .        42,852        38,857            81,705        79,479
                                                           -----------   -----------       -----------   -----------

OTHER INCOME
Gain on sale of securities . . . . . . . . . . . . . . .           208           ---               709           ---
Other. . . . . . . . . . . . . . . . . . . . . . . . . .         1,044         1,055             2,280         2,168
                                                           -----------   -----------       -----------   -----------
                                                                 1,252         1,055             2,989         2,168

OTHER EXPENSE
Compensation and fringe benefits . . . . . . . . . . . .         5,084         4,676             9,872         8,950
Federal insurance premiums . . . . . . . . . . . . . . .         1,435         1,243             2,755         2,476
Occupancy expense. . . . . . . . . . . . . . . . . . . .           836           771             1,596         1,577
Other. . . . . . . . . . . . . . . . . . . . . . . . . .         2,247         2,543             4,173         5,237
                                                           -----------   -----------       -----------   -----------
                                                                 9,602         9,233            18,396        18,240
Gains on real estate owned, net. . . . . . . . . . . . .             7            86                21           104
                                                           -----------   -----------       -----------   -----------
INCOME BEFORE INCOME TAXES . . . . . . . . . . . . . . .        34,509        30,765            66,319        63,511
Income taxes . . . . . . . . . . . . . . . . . . . . . .        12,700        11,193            24,256        23,245
                                                           -----------   -----------       -----------   -----------
NET INCOME . . . . . . . . . . . . . . . . . . . . . . .   $    21,809   $    19,572       $    42,063   $    40,266
                                                           ===========   ===========       ===========   ===========

PER SHARE DATA
Net income . . . . . . . . . . . . . . . . . . . . . . .   $       .51   $       .44               .98   $       .91
Cash dividends . . . . . . . . . . . . . . . . . . . . .   $       .22   $       .20       $       .44   $       .40
Weighted average number of shares outstanding,
  including dilutive stock options . . . . . . . . . . .    43,099,537    44,054,115        43,102,146    44,036,750
Return on average assets . . . . . . . . . . . . . . . .          1.79%         1.92%             1.76%         2.01%


                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Six Months Ended March 31,
                                                                                         --------------------------
                                                                                            1996            1995
                                                                                           -------        --------
                                                                                                (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  42,063      $  40,266
Adjustments to reconcile net income to net cash provided by operating activities
  Amortization of fees, discounts and premiums, net. . . . . . . . . . . . . . . . .         (9,565)        (8,519)
  Amortization of costs in excess of net assets acquired . . . . . . . . . . . . . .          1,772          1,766
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            926            945
  Gains on investment securities and real estate held for sale . . . . . . . . . . .           (730)          (104)
  Increase in accrued interest receivable. . . . . . . . . . . . . . . . . . . . . .         (1,400)        (3,081)
  Increase in income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . .          1,192          2,069
  FHLB stock dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,681)        (2,012)
  Decrease (increase) in other assets. . . . . . . . . . . . . . . . . . . . . . . .         (9,532)           335
  Increase in accrued expenses and other liabilities . . . . . . . . . . . . . . . .          9,805            933
                                                                                          ---------      ---------
Net cash provided by operating activities. . . . . . . . . . . . . . . . . . . . . .         32,850         32,598
                                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (550,007)      (199,959)
  Construction loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (199,977)      (150,867)
  Land loans . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (46,076)       (35,730)
  Loans refinanced . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (40,573)        (8,865)
                                                                                          ---------      ---------
                                                                                           (836,633)      (395,421)
Savings account loans originated . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,046)        (2,010)
Loan principal repayments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        400,195        262,748
Increase (decrease) in undisbursed loans in process. . . . . . . . . . . . . . . . .          9,375         (6,640)
Loans purchased. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (333)          (288)
Purchase of available-for-sale securities. . . . . . . . . . . . . . . . . . . . . .       (171,096)       (88,310)
Principal payments and maturities of available-for-sale securities . . . . . . . . .        112,848         16,506
Sales of available-for-sale securities . . . . . . . . . . . . . . . . . . . . . . .         98,691            ---
Purchases of held-to-maturity securities . . . . . . . . . . . . . . . . . . . . . .            ---       (175,078)
Principal payments and maturities of held-to-maturity securities . . . . . . . . . .         61,478         40,363
Proceeds from sale of real estate held for sale. . . . . . . . . . . . . . . . . . .            521            771
Premises and equipment purchased, net. . . . . . . . . . . . . . . . . . . . . . . .         (1,378)        (1,010)
Proceeds from sale of FHLB stock . . . . . . . . . . . . . . . . . . . . . . . . . .            ---         25,000
                                                                                          ---------      ---------
Net cash used by investing activities. . . . . . . . . . . . . . . . . . . . . . . .       (329,378)      (323,369)
                                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net deposits (withdrawals) on short-term customer accounts . . . . . . . . . . . . .         37,134        (56,797)
Deposits to long-term customer accounts. . . . . . . . . . . . . . . . . . . . . . .        333,523        398,414
Withdrawals from long-term customer accounts . . . . . . . . . . . . . . . . . . . .       (387,067)      (361,730)
Interest credited to customer accounts . . . . . . . . . . . . . . . . . . . . . . .         67,659         51,285
Net increase in short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . .        370,315        280,314
Repayments of long-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . .       (100,000)           ---
Proceeds from exercise of common stock options . . . . . . . . . . . . . . . . . . .            325            411
Treasury stock purchased . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,485)        (5,917)
Dividends. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (18,733)       (17,561)
Decrease in advance payments by borrowers for taxes and insurance. . . . . . . . . .         (4,168)        (5,955)
                                                                                          ---------      ---------
Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . . . .        294,503        282,464
                                                                                          ---------      ---------

DECREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,025)        (8,307)
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         23,168         30,472
                                                                                          ---------      ---------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  21,143      $  22,165
                                                                                          =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NONCASH INVESTING ACTIVITIES
  Real estate acquired through foreclosure . . . . . . . . . . . . . . . . . . . . .      $   1,211      $   1,684
  Securities reclassified to available-for-sale portfolio. . . . . . . . . . . . . .        215,489        324,904
CASH PAID DURING THE PERIOD FOR
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        114,926         82,840
  Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         23,147         21,335


               WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND SIX MONTHS ENDED MARCH 31, 1996

                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The consolidated interim financial statements included in this report have been prepared by Washington Federal, Inc. ("Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The interim results of operations and cash flows through February 2, 1995 were those of Washington Federal, Inc.'s predecessor, Washington Federal Savings and subsidiaries. The September 30, 1995 Consolidated Statement of Financial Condition was derived from audited financial statements.

NOTE B - CASH DIVIDEND PAID

Dividends per share increased to 22 cents for the quarter ended March 31, 1996 compared with 20 cents for the same period one year ago. On April 26, 1996 the Company paid its fifty-third consecutive quarterly cash dividend.

NOTE C - ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

In November 1995, the Financial Accounting Standards Board issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (the "Guide"). The Guide allowed the Company to reassess the appropriateness of the classifications of all its securities held at the time and no later than December 31, 1995 account for any resulting reclassification at fair value. Prior to December 31, 1995, the Company reclassified as available-for-sale mortgage-backed securities with an amortized cost of $215,489,000, and unrealized gains of $8,517,000, net of tax, were recorded as a separate component of stockholders' equity.

NOTE D - STOCK REPURCHASE PROGRAM

On March 28, 1996, the Board of Directors of Washington Federal, Inc., authorized its second stock repurchase program, which provides for the repurchase of an additional 2,000,000 shares of common stock, or approximately 5% of its outstanding shares. The repurchase will be made in open market transactions from time to time as deemed prudent by management. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

As of March 31, 1996, 1,385,883 shares had been repurchased, under the initial stock repurchase program, at an average price of $19.41 per share. The Company has negotiated a $40,000,000 revolving credit facility to fund the repurchase of outstanding common stock.

NOTE E - STOCK DIVIDEND

On January 31, 1996, the Board of Directors of the Company declared an eleven-for-ten stock split in the form of a 10% stock dividend to stockholders of record on February 15, 1996 which was distributed on March 1, 1996. All previously reported per share amounts have been adjusted accordingly.

                   WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

On February 3, 1995, Washington Federal, Inc. (the "Company") completed its reorganization into a savings and loan holding company structure (the "Reorganization"). The Company's predecessor, Washington Federal Savings (the "Association") formed the Company in November, 1994 to effect the Reorganization. After stockholder approval of the Reorganization, the Association became a wholly-owned subsidiary of the Company.

INTEREST RATE RISK

The Association assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans which are longer term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At March 31, 1996 the Company had $2,436,844,000 more liabilities subject to repricing in the next year than assets subject to repricing. This amounted to a negative maturity gap of 49.4% of total assets.

During the past two quarters short-term interest rates continued to decline and the Company's interest bearing liabilities were repriced more quickly than the longer-term interest earning assets which resulted in an improved interest rate spread. The expansion of the interest rate spread to 2.78% followed declines in the previous ten quarters. To counter the contraction of the interest rate spread during the previous ten quarters, the Company utilized some of its borrowing capacity, associated with its strong capital position, to expand the balance sheet during that phase of the interest rate cycle by placing more emphasis on residential loan production and by acquiring mortgage-backed securities. With the improvement of the interest rate spreads, the Company will control its asset growth and attempt to deleverage the balance sheet. FHLB advances and other borrowed money increased to an equivalent of 35.6% of total assets at March 31, 1996, compared to 12.6% of total assets at September 30, 1993.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth at March 31, 1996 was $598,099,000 or 12.13% of total assets. This is an increase of $22,170,000 from September 30, 1995 when net worth was $575,929,000 or 12.6% of total assets. The ratio of net worth to total assets remains at a high level despite an 8% increase in assets during the six months.

The Company's percentage of net worth to total assets is among the highest in the nation and the Association's regulatory capital ratios are over three times the minimum required under Office of Thrift Supervision ("OTS") regulations. Management believes this strong net worth position will help protect earnings against interest rate risk and enable it to compete more effectively for controlled growth through acquisitions and increased customer deposits.

The Company's cash and investment securities amounted to $1,318,370,000, a decrease of $87,447,000 from six months ago.

                   WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The minimum liquidity levels of the Association are governed by the regulations of the OTS. Liquidity is defined as the ratio of average cash and eligible unpledged investment securities to the sum of average withdrawable savings plus short-term borrowings. Currently, the Association is required to maintain short-term liquidity at one percent and total liquidity at five percent. At March 31, 1996, total liquidity was 5.33% compared to 5.68% at September 30, 1995.

CHANGES IN FINANCIAL CONDITION

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES. On October 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Generally after the adoption of SFAS No. 115, no transfers between the held-to-maturity and available-for-sale categories are allowed, however a safe harbor was granted through December 31, 1995 (see Note C).

The Company purchased $171,096,000 of U.S. government and agency securities during the six month period, all of which were categorized as available-for-sale.

The Company sold $98,691,000 of available-for-sale mortgage-backed securities which resulted in net gains of $709,000 during the six month period ended March 31, 1996. As of March 31, 1996, the Company had unrealized gains on available-for-sale securities of $11,000,000, net of tax, which were recorded as part of stockholders' equity.

LOANS RECEIVABLE. Loans receivable grew 14% during the six month period to $3,471,535,000 at March 31, 1996 from $3,034,027,000 at September 30, 1995.
The increase resulted from record loan originations of $836,633,000 in fiscal 1996, an increase of 116% from the six months ended March 31, 1995.

COSTS IN EXCESS OF NET ASSETS ACQUIRED. At least annually the Company reviews its long lived assets, including goodwill, for potential impairment by measuring their recoverability based on expected future cash flows or other appropriate valuation techniques. As of March 31, 1996, there was no material impairment of the costs in excess of net assets acquired. However, pending legislation to recapitalize the Savings Association Insurance Fund ("SAIF"), may result in an impairment to these assets. The Company will continue to evaluate these assets and, if appropriate, provide for any diminuition in value of these assets as a result of any legislation.

CUSTOMER ACCOUNTS. Customer accounts at March 31, 1996 were $2,496,584,000 compared with $2,445,335,000 at September 30, 1995. The growth in customer accounts approximated 2% or $51,249,000 for the six-month period.

                   WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL POSITION (CONTINUED)

FHLB ADVANCES AND OTHER BORROWINGS. Total borrowings increased $270,315,000 to $1,754,402,000 at March 31, 1996, an 18% increase over six months ago. See Interest Rate Risk above.

RESULTS OF OPERATIONS

Net interest income increased $3,923,000 (10%) to $43,153,000 for the March 1996 quarter from $39,230,000 a year ago, while net interest income increased $2,316,000 (3%) to $82,489,000 for the six months ended March 31, 1996 from the $80,173,000 for the same period of 1995. Net interest spread, which increased to 2.78% from 2.55% at December 31, 1995 and 2.57% at September 30, 1995, rose for the first time in the past ten quarters.

Interest income on loans increased $18,558,000 (33%) to $75,065,000 for the quarter ended March 31, 1996 from $56,507,000 for the same period one year ago. For the six months ended March 31, 1996 interest on loans increased $34,641,000 (31%) to $146,337,000 from $111,696,000 for the same period one year ago. The increase resulted from record loan originations, increasing total loans to $3,471,535,000 at March 31, 1996 from $2,567,774,000 at March
31, 1995. Average interest rates on loans were 8.29% at March 31, 1996 compared with 8.50% one year ago.

Interest income on mortgage-backed securities declined $2,029,000 (9%) to $19,587,000 for the quarter ended March 31, 1996 versus the $21,616,000 for the quarter one year ago. Interest on mortgage-backed securities declined $2,016,000 (5%) to $39,700,000 for the six months ended March 31, 1996 compared with the $41,716,000 for the same period one year ago. The weighted average yield of 7.65% at March 31, 1996 was nearly unchanged from the 7.67% at March 31, 1995. The mortgage-backed securities portfolio declined 14.5% to $958,180,000 at March 31, 1996 as $71,501,000 of available-for-sale mortgage-backed securities were sold and the Company experienced an increased level of payoffs due to a declining interest rate environment.

Interest expense on customer accounts increased $6,773,000 (26%) to $33,325,000 for the March 1996 quarter from $26,552,000 for the March 1995 quarter. Interest expense on customer accounts increased $16,374,000 (32%) to $67,659,000 for the six months ended March 31, 1996 versus $51,285,000 for the same period one year ago. The average cost of customer accounts decreased to 5.19% at quarter end compared to the 5.52% rate of one quarter ago, and the 5.51% rate of six months ago. However, the rates have still not declined to the 5.12% rate of one year ago.

Interest on FHLB advances and other borrowings increased $5,963,000 (34%) to $23,606,000 for the March 1996 quarter compared with the $17,643,000 for the March 1995 quarter. The six-month figures increased $14,591,000 (45%) to $46,776,000 compared with the $32,185,000 for the same period one year ago. The average rates paid at March 31, 1996 declined to 5.50% from the 5.77% one quarter ago, 5.87% six months ago and 6.06% one year ago.

                   WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Other income increased $197,000 (19%) to $1,252,000 for the March 1996 quarter compared with the $1,055,000 for the March 1995 quarter. The increase was $821,000 (38%) to $2,989,000 for the six months ended March 31, 1996 versus $2,168,000 for the same period one year ago. Gains on the sale of available-for-sale securities totalled $208,000 and $709,000 for the quarter and six months ended March 31, 1996, respectively. No securities were sold for the six months ended March 31, 1995.

Other expense increased $714,000 (8%) and $1,119,000 (6%), respectively, for the quarter and six months ended March 31, 1996 compared to the same periods ended March 31, 1995. Both increases were offset by adjustments of $345,000 and $953,000, respectively, for deferred loan origination costs associated with record loan volumes for the quarter and six months ended March 31, 1996.
 The changes reflect general inflationary increases plus the incremental costs associated with the expansion of the branch network from 84 offices at March 31, 1995 to 89 offices at March 31, 1996. Other expense for the quarter and six months ended March 31, 1996 equalled .79% and .77%, respectively, of average assets compared to .90% and .91%, respectively, for the same periods one year ago. The number of staff, including part-time employees on a full-time equivalent basis, were 583 at March 31, 1996 and 550 at March 31, 1995.

Income taxes increased $1,507,000 (13%) and $1,011,000 (4%) for the quarter and six months ended March 31, 1996, respectively, when compared to the same period one year ago due to higher taxable income. The effective tax rate was 36.6% for both the six-month period ended March 31, 1996 and the same period ended March 31, 1995.

PROPOSED FINANCIAL INSTITUTION LEGISLATION

The Association is a SAIF-insured institution with the Federal Deposit Insurance Corporation ("FDIC"). One plan under consideration by Congress provides for a one-time, special assessment of approximately .85% to be imposed on all deposits subject to SAIF in order to achieve mandated reserve ratios. The special assessment of the Association would approximate $20 million. No assurance can be given, however, as to whether or when such a proposal will be adopted.

IMPACT OF INFLATION AND CHANGING PRICES

The Consolidated Financial Statements and related Notes presented elsewhere herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

                   WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


IMPACT OF INFLATION AND CHANGING PRICES (CONTINUED)

Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Association are monetary in nature. As a result, interest rates have a more significant impact on the Association's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

                   WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The Annual Meeting of Stockholders of Washington Federal, Inc. was held on January 31, 1996. Four nominees for election as Directors, Anna C. Johnson, Vernon Keener, Richard C. Reed and Charles R. Richmond, were elected for three-year terms. The votes cast for Anna C. Johnson were 35,170,926 shares "For" and 376,509 shares withheld. The votes cast for Vernon Keener were 35,005,766 shares "For" and 541,669 shares withheld. The votes cast for Richard C. Reed were 35,131,193 shares "For" and 416,242 shares withheld. The votes cast for Charles R. Richmond were 35,173,961 shares "For" and 373,474 shares withheld.

The stockholders ratified the appointment of Deloitte & Touche LLP as Washington Federal, Inc.'s independent public accountants for fiscal 1996 with 35,364,828 votes cast for the proposal, 48,161 votes cast against the proposal and 134,446 shares abstaining.

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Not applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       /s/  Guy C. Pinkerton
                                       ---------------------------------------
May 7, 1996                            GUY C. PINKERTON
                                       Chairman, President and
                                       Chief Executive Officer





                                       /s/  Ronald L. Saper
                                       ---------------------------------------
May 7, 1996                            RONALD L. SAPER
                                       Executive Vice-President and
                                       Chief Financial Officer






                                       /s/  Keith D. Taylor
                                       ---------------------------------------
May 7, 1996                            KEITH D. TAYLOR
                                       Senior Vice-President and
                                       Treasurer