Form 10-Q
period 1996-06-30
WASHINGTON FEDERAL INC
filed 1996-08-09
CIK 936528

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

          For the quarterly period ended . . . . . . .  June 30, 1996

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

          For the transition period from                  to
                                        ------------------  ------------------

          For Quarter Ended June 30, 1996      Commission file number 0-25454

                           WASHINGTON FEDERAL, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Washington                                91-1661606
           ---------------                             ------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

                425 Pike Street          Seattle, Washington 98101
             -------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                (206) 624-7930
                              ------------------
             (Registrant's telephone number, including area code)


             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       (1)  Yes  X  .  No     .
               -----     -----

       (2)  Yes  X  .  No     .
               -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Title of class:                   at August 6, 1996
      -----------------------------            -----------------
      Common stock, $1.00 par value            41,508,287 shares

                  WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                    PART I


Item 1.  Financial Statements

            The Consolidated Financial Statements of Washington Federal, Inc. and Subsidiaries filed as a part of the report are as follows:

            Consolidated Statements of Financial Condition
            as of June 30, 1996 and September 30, 1995                 Page 3

            Consolidated Statements of Operations for the three
            and nine months ended June 30, 1996 and 1995               Page 4

            Consolidated Statements of Cash Flows for the
            nine months ended June 30, 1996 and 1995                   Page 5

            Notes to Consolidated Financial Statements                 Page 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           Page 7


                                   PART II


Item 1.  Legal Proceedings                                             Page 11

Item 2.  Changes in Securities                                         Page 11

Item 3.  Defaults upon Senior Securities                               Page 11

Item 4.  Submission of Matters to a Vote of Stockholders               Page 11

Item 5.  Other Information                                             Page 11

Item 6.  Exhibits and Reports on Form 8-K                              Page 11

         Signatures                                                    Page 12

                 WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (UNAUDITED)

                                           June 30, 1996   September 30, 1995
                                         (In thousands, except per share data)
ASSETS
Cash. . . . . . . . . . . . . . . . . . . .  $    22,099          $    23,168
Available-for-sale securities . . . . . . .      524,725              361,625
Held-to-maturity securities, market value
  of $702,788 at June 30, 1996. . . . . . .      669,339              975,890
Loans receivable. . . . . . . . . . . . . .    3,627,022            3,034,027
Interest receivable . . . . . . . . . . . .       34,355               31,441
Premises and equipment, net . . . . . . . .       40,887               39,930
Real estate held for sale . . . . . . . . .       33,924               32,129
FHLB stock. . . . . . . . . . . . . . . . .       54,312               45,134
Costs in excess of net assets acquired. . .       28,344               31,002
Other assets. . . . . . . . . . . . . . . .        5,581                3,056
                                               ---------            ---------
                                             $ 5,040,588          $ 4,577,402
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Customer accounts
    Savings and demand accounts . . . . . .  $ 2,435,828          $ 2,371,099
    Repurchase agreements with customers. .       62,519               74,236
                                               ---------            ---------
                                               2,498,347            2,445,335

  FHLB advances . . . . . . . . . . . . . .    1,063,500              527,000
  Other borrowings, primarily securities
    sold under agreements to repurchase . .      809,834              957,087
  Advance payments by borrowers for
    taxes and insurance . . . . . . . . . .       13,452               23,222
  Federal and state income taxes. . . . . .       35,680               32,542
  Accrued expenses and other liabilities. .       22,280               16,287
                                               ---------            ---------
                                               4,443,093            4,001,473
Stockholders' equity
  Common stock, $1.00 par value,
    100,000,000 shares authorized;
    43,983,766 and 39,943,213 shares issued;
    42,246,383 and 38,874,228 shares outstanding  43,984               39,943
  Paid-in capital . . . . . . . . . . . . .      405,181              320,920
  Valuation adjustment for
    available-for-sale securities, net of taxes    4,000                8,000
  Treasury stock, at cost;
    1,737,383 and 1,068,985 shares. . . . .   (   34,296)          (   22,412)
  Retained earnings . . . . . . . . . . . .      178,626              229,478
                                               ---------            ---------
                                                 597,495              575,929
                                               ---------            ---------
                                             $ 5,040,588          $ 4,577,402
CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share. . . . . . .  $     14.14          $     13.47
Stockholders' equity to total assets. . . .        11.85%               12.58%
Loans serviced for others . . . . . . . . .  $   118,983          $   146,360
Weighted average rates at period end
  Loans and mortgage-backed securities. . .         8.14%                8.26%
  Investment securities*. . . . . . . . . .         7.62                 7.69
    Combined on loans, mortgage-backed
      securities and investment securities.         8.10                 8.22
  Customer accounts . . . . . . . . . . . .         4.98                 5.51
  Borrowings. . . . . . . . . . . . . . . .         5.49                 5.87
  Combined cost of customer accounts
    and borrowings. . . . . . . . . . . .           5.20                 5.65
  Interest rate spread. . . . . . . . . . .         2.90                 2.57
 *Includes municipal bonds at tax equivalent yields

                     WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                         Quarter Ended       Nine Months Ended
                                            June 30,              June 30,
                                        1996       1995       1996       1995
                                        (In thousands, except per share data)
INTEREST INCOME
Loans. . . . . . . . . . . . . . .   $ 78,339   $ 60,774   $224,676   $172,470
Mortgage-backed securities . . . .     17,764     21,257     57,464     62,973
Investment securities. . . . . . .      6,889      5,623     17,776     15,854
                                      -------    -------    -------    -------
                                      102,992     87,654    299,916    251,297

INTEREST EXPENSE
Customer accounts. . . . . . . . .     31,320     30,832     98,979     82,117
FHLB advances and other borrowings     25,619     19,382     72,395     51,567
                                      -------    -------    -------    -------
                                       56,939     50,214    171,374    133,684
                                      -------    -------    -------    -------
Net interest income. . . . . . . .     46,053     37,440    128,542    117,613
Provision for loan losses. . . . .      1,276        612      2,060      1,306
                                      -------    -------    -------    -------
Net interest income
  after provision for loan losses      44,777     36,828    126,482    116,307
                                      -------    -------    -------    -------
OTHER INCOME
Gains on sale of securities. . . .        735        342      1,444        342
Other. . . . . . . . . . . . . . .      1,093      1,316      3,373      3,484
                                      -------    -------    -------    -------
                                        1,828      1,658      4,817      3,826

OTHER EXPENSE
Compensation and fringe benefits .      5,113      4,798     14,985     13,748
Federal insurance premiums . . . .      1,389      1,245      4,144      3,721
Occupancy expense. . . . . . . . .        862        731      2,458      2,308
Other. . . . . . . . . . . . . . .      2,250      2,401      6,423      7,638
                                      -------    -------    -------    -------
                                        9,614      9,175     28,010     27,415
Gains on real estate owned, net. .         25         71         46        175
                                      -------    -------    -------    -------
Income before income taxes . . . .     37,016     29,382    103,335     92,893
Income taxes . . . . . . . . . . .     13,546     10,768     37,802     34,013
                                      -------    -------    -------    -------
NET INCOME . . . . . . . . . . . .   $ 23,470   $ 18,614   $ 65,533   $ 58,880
                                      =======    =======    =======    =======
PER SHARE DATA
Net income . . . . . . . . . . . .  $     .55   $    .43   $   1.53   $   1.34
Cash dividends . . . . . . . . . .  $     .23   $    .21   $    .67   $    .61
Weighted average number of shares
  outstanding, including dilutive
  stock options. . . . . . . . . . 42,616,068 43,722,408 42,941,858 43,923,028
Return on average assets . . . . .       1.87%      1.75%      1.80%      1.92%

                     WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                            Nine Months Ended
                                                                 June 30,
                                                              1996      1995
                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income. . . . . . . . . . . . . . . . . . . . . . . .  $ 65,533  $ 58,880
Adjustments to reconcile net income to net cash
  provided by operating activities
   Amortization of fees, discounts and premiums, net. . .  ( 14,809) ( 12,853)
   Amortization of costs in excess of net assets acquired     2,658     2,650
   Depreciation . . . . . . . . . . . . . . . . . . . . .     1,410     1,428
   Gains on sale of investments
     and real estate held for sale. . . . . . . . . . . .  (  1,490) (    517)
   Increase in accrued interest receivable. . . . . . . .  (  2,914) (  5,257)
   Increase in income taxes payable . . . . . . . . . . .     6,028     2,074
   FHLB stock dividends . . . . . . . . . . . . . . . . .  (  2,678) (  2,672)
   Decrease (increase) in other assets. . . . . . . . . .  (  2,525)      405
   Increase in accrued expenses and other liabilities . .     5,993     2,040
                                                            -------   -------
Net cash provided by operating activities . . . . . . . .    57,206    46,178
                                                            -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property. . . . . . . . . . . . . . .  (803,361) (433,749)
  Construction loans. . . . . . . . . . . . . . . . . . .  (318,505) (250,067)
  Land loans. . . . . . . . . . . . . . . . . . . . . . .  ( 71,690) ( 66,800)
  Loans refinanced. . . . . . . . . . . . . . . . . . . .  ( 54,635) ( 14,706)
                                                            -------   -------
                                                         (1,248,191) (765,322)
Savings account loans originated. . . . . . . . . . . . .  (  4,900) (  3,357)
Loan principal repayments . . . . . . . . . . . . . . . .   640,041   410,990
Increase in undisbursed loans in process. . . . . . . . .    30,973    21,931
Loans purchased . . . . . . . . . . . . . . . . . . . . .  (    786) (  4,372)
Purchase of available-for-sale securities . . . . . . . .  (241,230) (135,651)
Principal payments and maturities of
  available-for-sale securities . . . . . . . . . . . . .   123,534    37,613
Sales of available-for-sale securities. . . . . . . . . .   165,719    10,843
Purchases of held-to-maturity securities. . . . . . . . .      ---   (172,052)
Principal payments and maturities of
  held-to-maturity securities . . . . . . . . . . . . . .    91,940    37,029
Proceeds from sale of real estate held for sale . . . . .       970     1,070
Premises and equipment purchased, net . . . . . . . . . .  (  2,367) (  1,872)
Redemption (purchase) of FHLB stock . . . . . . . . . . .  (  6,500)   35,000
                                                            -------   -------
Net cash used by investing activities . . . . . . . . . .  (450,797) (528,150)
                                                            -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net deposits (withdrawals) on short-term customer accounts   33,268  ( 72,827)
Deposits to long-term customer accounts . . . . . . . . .   509,440   654,684
Withdrawals from long-term customer accounts. . . . . . .  (588,674) (599,167)
Interest credited to customer accounts. . . . . . . . . .    98,978    82,117
Net increase in short-term borrowings . . . . . . . . . .   549,247   449,833
Repayments of long-term borrowings. . . . . . . . . . . .  (160,000)     ---
Proceeds from exercise of common stock options. . . . . .       368       525
Treasury stock purchased. . . . . . . . . . . . . . . . .  ( 11,884) (  9,005)
Dividends . . . . . . . . . . . . . . . . . . . . . . . .  ( 28,451) ( 26,552)
Decrease in advance payments by borrowers
  for taxes and insurance . . . . . . . . . . . . . . . .  (  9,770) (  8,248)
                                                            -------   -------
Net cash provided by financing activities . . . . . . . .   392,522   471,360
                                                            -------   -------
Decrease in cash. . . . . . . . . . . . . . . . . . . . .  (  1,069) ( 10,612)
Cash at beginning of period . . . . . . . . . . . . . . .    23,168    30,472
                                                            -------   -------
Cash at end of period . . . . . . . . . . . . . . . . . .  $ 22,099  $ 19,860
                                                            =======   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities
  Real estate acquired through foreclosure. . . . . . . . $   2,719 $   2,536
  Securities reclassified to available-for-sale portfolio   215,489   324,904
Cash paid during the period for
  Interest. . . . . . . . . . . . . . . . . . . . . . . .   170,573   130,825
  Income taxes. . . . . . . . . . . . . . . . . . . . . .    31,775    32,275





                 WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND NINE MONTHS ENDED JUNE 30, 1996

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

NOTE B - CASH DIVIDEND PAID

Dividends per share increased to 23 cents for the quarter ended June 30, 1996 compared with 21 cents for the same period one year ago. On July 26, 1996 the Association paid its fifty-fourth consecutive quarterly cash dividend.

NOTE C - ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

In November 1995, the Financial Accounting Standards Board issued "A Guide to
Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (the "Guide"). The Guide allowed the Company to reassess the appropriateness of the classifications of all its securities held at the time and no later than December 31, 1995 account for any resulting reclassification at fair value. Prior to December 31, 1995, the Company reclassified as available-for-sale mortgage-backed securities with an amortized cost of $215,489,000, and unrealized gains of $8,517,000, net of tax, were recorded as a separate component of stockholders' equity. The unrealized gains on available-for-sale securities at June 30, 1996 was $4,000,000, net of tax.

NOTE D - STOCK REPURCHASE PROGRAM

On March 28, 1996, the Board of Directors of the Company authorized its second stock repurchase program, which provides for the repurchase of an additional
2,000,000 shares of common stock, or approximately 5% of its outstanding shares. The repurchase will be made in open market transactions from time to time as deemed prudent by management. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

As of June 30, 1996, 1,737,383 shares had been repurchased, under the initial stock repurchase program, at an average price of $19.74 per share. The Company has negotiated a $40,000,000 revolving credit facility to fund the repurchase of outstanding common stock.

NOTE E - STOCK DIVIDEND

On January 31, 1996, the Board of Directors of the Company declared an eleven-for-ten stock split in the form of a 10% stock dividend to stockholders of record on February 15, 1996 which was distributed on March 1, 1996. All previously reported per share amounts have been adjusted accordingly.

NOTE F - SUBSEQUENT EVENT - THE COMPANY'S AGREEMENT AND PLAN OF MERGER
   WITH METROPOLITAN BANCORP

On July 11, 1996, the Company entered into an Agreement and Plan of Merger to acquire Metropolitan Bancorp ("Metropolitan"). Metropolitan had $761 million of assets, $424 million of deposits and ten offices as of June 30, 1996. Each of the approximately 3.4 million shares of Metropolitan stock will be exchanged for Company stock at the ratio of $18 divided by the average Company share price provided the average price is between $18.00 and $24.50. The acquisition will be accounted for by the purchase method, and approximately $15 million of costs in excess of net assets acquired will be recorded and amortized by the straight-line method over 15 years.




                  WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

GENERAL

On February 3, 1995, the Company completed its reorganization into a savings and loan holding company structure (the "Reorganization"). The Company's predecessor, Washington Federal Savings (the "Association") formed the Company in November, 1994 to effect the Reorganization. After stockholder approval of the Reorganization, the Association became a wholly-owned subsidiary of the Company.

INTEREST RATE RISK

The Association assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans which are longer term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At June 30, 1996 the Company had $2,586,796,000 more liabilities subject to repricing in the next year than assets subject to repricing. This amounted to a negative maturity gap of 51.3% of total assets.

During the past four quarters short-term interest rates continued to decline and the Company's interest bearing liabilities were repriced more quickly than the longer term interest earning assets which resulted in an improved interest rate spread. The increase in the interest rate spread to 2.90% from 2.78% at March 31, 1996 was the second consecutive quarterly increase following declines in the previous ten quarters. To counter the contraction of the interest rate spread the Company had utilized some of its borrowing capacity associated with its strong capital position to expand the balance sheet during this phase of the interest rate cycle by placing more emphasis on residential loan production and by acquiring mortgage-backed securities. With the improvement of the interest rate spreads, the Company will control its asset growth and attempt to deleverage the balance sheet. FHLB advances and other borrowed money increased to 37.2% of total assets at June 30, 1996 compared to 32.4% of total assets at September 30, 1995, and 12.6% of total assets at September 30, 1993.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth at June 30, 1996 was $597,495,000 or 11.9% of total assets. This is an increase of $21,566,000 from September 30, 1995 when net worth was $575,929,000 or 12.6% of total assets. The ratio of net worth to total assets remains at a high level despite a 10% increase in assets during the nine months.

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

The Company's cash and investment securities amounted to $335,456,000, an increase of $55,626,000 from nine months ago.




                  WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The minimum liquidity levels of the Association are governed by the regulations of the OTS. Liquidity is defined as the ratio of average cash and eligible unpledged investment securities to the sum of average withdrawable savings plus short-term borrowings. Currently, the Association is required to maintain short-term liquidity at one percent and total liquidity at five percent. At
June 30, 1996, total liquidity was 5.86% compared to 5.68% at September 30,
1995.

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

The Company purchased $181,230,000 of U.S. government and agency securities and $60,000,000 of mortgage-backed securities during the nine month period, all of which were categorized as available-for-sale.

The Company sold $136,116,000 of available-for-sale mortgage-backed securities and $29,603,000 of available-for-sale investment securities which resulted in net gains of $1,444,000 during the nine month period ended June 30, 1996. As of June 30, 1996, the Company had unrealized gains on available-for-sale securities of $4,000,000, net of tax, which were recorded as part of stockholders' equity.

LOANS RECEIVABLE. Loans receivable grew 20% during the nine month period to $3,627,022,000 at June 30, 1996 from $3,034,027,000 at September 30, 1995. The increase resulted from record loan originations of $1,248,191,000 in fiscal
1996, an increase of 63% from the nine months ended June 30, 1995.

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

CUSTOMER ACCOUNTS. Customer accounts at June 30, 1996 were $2,498,347,000 compared with $2,445,335,000 at September 30, 1995. The growth in customer accounts approximated 2% or $53,012,000 for the nine-month period.





                  WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL POSITION (Continued)

FHLB ADVANCES AND OTHER BORROWINGS.  Total borrowings increased $389,247,000 to
$1,873,334,000 at June 30, 1996, a 26% increase over nine months ago.  See
Interest Rate Risk above.

RESULTS OF OPERATIONS

Net interest income increased $8,613,000 (23%) to $46,053,000 for the June 1996 quarter from $37,440,000 a year ago, while net interest income increased
$10,929,000 (9%) to $128,542,000 for the nine months ended June 30, 1996 from the $117,613,000 for the same period of 1995. The net interest spread increased to 2.90% from 2.78% at March 31, 1996 and 2.60% at June 30, 1995.

Interest income on loans increased $17,565,000 (29%) to $78,339,000 for the quarter ended June 30, 1996, from $60,774,000 for the same period one year ago.
For the nine months ended June 30, 1996 interest on loans increased $52,206,000
(30%) to $224,676,000 from $172,470,000 for the same period one year ago. The increase resulted from record loan originations, increasing total loans to $3,627,022,000 at June 30, 1996 from $2,769,133,000 at June 30, 1995. Average interest rates on loans were 8.27% at June 30, 1996 compared with 8.55% one year ago.

Interest income on mortgage-backed securities declined $3,493,000 (16%) to $17,764,000 for the quarter ended June 30, 1996, versus $21,257,000 the same period one year ago. Interest on mortgage-backed securities declined
$5,509,000 (9%) to $57,464,000 for the nine months ended June 30, 1996 compared with $62,973,000 for the same period one year ago. The weighted average yield of 7.61% at June 30, 1996 was nearly unchanged from the 7.68% at June 30, 1995.
The mortgage-backed securities portfolio declined 19% to $880,706,000 at June
30, 1996 as $136,116,000 of available-for-sale mortgage-backed securities were sold and the Company experienced an increased level of payoffs due to a declining interest rate environment.

Interest on investments increased $1,266,000 (23%) and $1,922,000 (12%) for the three and nine months ended June 30, 1996, respectively, compared to the same periods one year ago. The expanded investment securities portfolio, which increased 17% at June 30, 1996 from June 30, 1995, led to the increase in interest on investments despite the decline in the weighted average yield on investment securities to 7.62% as of June 30, 1996 from 7.91% at June 30, 1995.

Interest expense on customer accounts increased $488,000 (2%) to $31,320,000 for the quarter ended June 30, 1996, from $30,832,000 for the same period one year ago. Interest expense on customer accounts increased $16,862,000 (21%) to $98,979,000 for the nine months ended June 30, 1996 versus $82,117,000 for the same period one year ago. The average cost of customer accounts decreased to 4.98% at quarter end compared to 5.19% one quarter ago, 5.51% nine months ago, and 5.46% one year ago.

Interest on FHLB advances and other borrowings increased $6,237,000 (32%) to $25,619,000 for the June 1996 quarter compared with $19,382,000 for the June
1995 quarter. The nine month figures increased $20,828,000 (40%) to $72,395,000 compared with $51,567,000 for the same period one year ago. The average rates paid at June 30, 1996 declined to 5.49% from the 5.50% one quarter ago, 5.87% nine months ago, and 6.03% one year ago.





                  WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Continued)

During the quarter ended June 30, 1996, the Association provided an additional
$1,000,000 to general loan loss allowances for the inherent risks associated with the growth in the loan portfolio. Provisions for loan losses were $1,276,000 and $2,060,000 for the three and nine months ended June 30, 1996 versus $612,000 and $1,306,000 for the same periods one year ago, respectively.

Other income increased $170,000 (10%) to $1,828,000 for the quarter ended June
30, 1996, compared with $1,658,000 for the comparable period one year ago. The increase was $991,000 (26%) to $4,817,000 for the nine months ended June 30, 1996 versus $3,826,000 for the same period one year ago. Gains on the sale of available-for-sale securities totalled $735,000 and $1,444,000 for the quarter and nine months ended June 30, 1996, respectively, compared with $342,000 for both the three and nine months ended June 30, 1995.

Other expense increased $406,000 (4%) and $1,525,000 (5%), respectively, for the quarter and nine months ended June 30, 1996, compared with the same periods ended June 30, 1995. Both increases were offset by adjustments of $(33,000) and $930,000, respectively, for deferred loan origination costs associated with record loan volumes for the quarter and nine months ended June 30, 1996. The changes reflect general inflationary increases plus the incremental costs associated with expansion of the branch network from 85 offices at June 30, 1995 to 89 offices at June 30, 1996. Other expense from the June 30, 1996 quarter equaled .77% of average assets compared with .86% for the same period one year ago. The number of staff, including part-time employees on a full-time equivalent basis, was 597 at June 30, 1996 compared to 562 at June
30, 1995.

Income taxes increased $2,778,000 (26%) and $3,789,000 (11%) for the three and nine months ended June 30, 1996, respectively, when compared to the same periods one year ago due to higher taxable income. The effective tax rate was 36.6% for both the three and nine month period ended June 30, 1996 and the same periods ended June 30, 1995.

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

Not applicable

Item 5.  OTHER INFORMATION

Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

A report on form 8-K was filed on July 15, 1996 which described an Agreement and Plan of Merger entered into by Washington Federal, Inc. and Metropolitan
Bancorp on July 11, 1996.  No financial statements were filed with the report.






                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       /s/  Guy C. Pinkerton
                                       ---------------------------------
August 9, 1996                         GUY C. PINKERTON
                                       Chairman, President and
                                       Chief Executive Officer





                                       /s/  Ronald L. Saper
                                       ---------------------------------
August 9, 1996                         RONALD L. SAPER
                                       Executive Vice-President and
                                       Chief Financial Officer






                                       /s/  Keith D. Taylor
                                       ---------------------------------
August 9, 1996                         KEITH D. TAYLOR
                                       Senior Vice-President and
                                       Treasurer





                                       -12-
