Form 10-K405
period 1996-09-30
WASHINGTON FEDERAL INC
filed 1996-12-30
CIK 936528

-------------------------------------------------------------------------------


                                    FORM 10-K

                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended September 30, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from .............. to..............

                         Commission File Number: 0-25454

                            Washington Federal, Inc.
             (Exact name of registrant as specified in its charter)


              United States                       91-1661606
             (State or other                   (I.R.S. Employer
             jurisdiction of                    Identification
             incorporation or                        No.)
              organization)

      425 Pike Street, Seattle, Washington           98101
(Address of principal executive offices)          (Zip Code)


       Registrant's telephone number, including area code: (206) 624-7930

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class         Name of each exchange on which registered

                  N/A                                    N/A

           Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, $1.00 par value per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days. Yes X   No
                 ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 9, 1996, the aggregate market value of the 41,908,919 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 1,221,058 shares held by all directors and executive officers of the Registrant as a group, was $1,105,348,000. This figure is based on the closing sale price of $26.375 per share of the Registrant's Common Stock on December 9, 1996, as reported in The Wall Street Journal on December 10, 1996.

Number of shares of Common Stock outstanding as of December 9, 1996: 43,129,977

                       DOCUMENTS INCORPORATED BY REFERENCE

            List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1996 are incorporated into Part II, Items 5-8 of this Form 10-K.

(2) Portions of the Registrant's definitive proxy statement for its 1996 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

                                       2
PART I.

ITEM 1. BUSINESS

GENERAL

            Washington Federal, Inc. (the "Company"), formed in November 1994, is a Washington corporation headquartered in Seattle, Washington. The company is a non-diversified unitary savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA") which conducts its operations through a federally insured savings and loan association subsidiary, Washington Federal Savings and Loan Association ("Washington Federal" or the "Association"). As such, the Company is registered as a holding company with the Office of Thrift Supervision ("OTS") and is subject to OTS regulation, examination, supervision and reporting requirements.

            The Association, doing business as Washington Federal Savings, is a federally-chartered savings and loan association that began operations in Washington as a state-chartered mutual association in 1917. In 1935, the Association converted to a federal charter and became a member of the Federal Home Loan Bank ("FHLB") System. On November 17, 1982, Washington Federal converted from a federal mutual to a federal capital stock association.

            The business of Washington Federal consists primarily of attracting savings deposits from the general public and investing these funds in loans secured by first mortgage liens on single-family dwellings, and to a significantly lesser extent, on commercial property and multi-family dwellings. It also originates other types of loans for its portfolio and invests in certain United States Government and agency obligations and other investments permitted by applicable laws and regulations. Washington Federal has 93 offices located in Washington, Oregon, Idaho, Arizona and Utah, all of which are full service branches. Through subsidiaries, the Association is engaged in real estate development and insurance brokerage activities.

            The principal sources of funds for the Association's activities are retained earnings, loan repayments (including prepayments), net savings inflows, sales of loans, loan participations and other assets, and deposits and borrowings. Washington Federal's principal sources of revenue are interest on loans, interest and dividends on investments and gains on sale of investments and real estate. Its principal expenses are interest paid on savings, general and administrative expenses, interest on borrowings and income taxes.

            The Company's growth has been generated both internally and as a result of eleven mergers and three assumptions of deposits. The most recent acquisition was completed in November 1996, when the Company purchased Metropolitan Bancorp, Seattle, Washington ("Metropolitan"). Metropolitan financial data is not included in this report as the transaction occurred subsequent to the fiscal year end. For additional information in this regard, see Note B to the Consolidated Financial Statements included in Item 14 hereof.

            The Association is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the Federal Deposit

Insurance Corporation ("FDIC"), which insures its deposits up to applicable limits. Such regulation and supervision establishes a comprehensive framework of activities in which an association may engage and is intended primarily for the protection of the Savings Association Insurance Fund ("SAIF") administered by the FDIC and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or the U.S. Congress, could have a significant impact on the Association and its operations. See "Regulation."

                                                                                            Year Ended September 30,
*****                                                   ---------------------------------------------------------------------------
                                                                               1994                                 1995
                                                        ------------------------------------------  -------------------------------
                                                                 Average                 Average      Average               Average
                                                                 Balance     Interest      Rate       Balance      Interest  Rate
                                                        ------------------  -----------  ---------  -----------  ---------  -------
                                                                                  (Dollars in Thousands)
ASSETS
Loans (1)                                                      $2,300,231    $208,030      9.04%    $ 2,635,724     $238,086   9.03%
Mortgage-backed securities                                        747,286      60,741      8.13       1,109,687       84,125   7.58
Investment securities                                             171,870      12,299      7.16         245,760       18,101   7.37
FHLB stock                                                         73,222       6,507      8.89          54,701        3,454   6.31
                                                               ----------    --------      -----    -----------     --------   ----
    Total interest-earning assets                               3,292,609     287,577      8.73       4,045,872      343,766   8.50
Other assets                                                      144,691                               143,157
                                                               ----------                           -----------
Total assets                                                   $3,437,300                           $ 4,189,029
                                                               ==========                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Checking accounts                                              $   75,463       1,849      2.45     $   72,323        1,735    2.40
Passbook and statement accounts                                   266,369       8,160      3.06        210,286        7,036    3.35
Insured money market accounts                                     248,769       7,902      3.18        244,132       10,549    4.32
Certificate accounts (time deposits)                            1,576,614      69,345      4.40      1,720,238       93,104    5.41
Repurchase agreements with customers                               67,347       2,502      3.72         54,617        2,924    5.35
FHLB advances                                                     336,967      18,528      5.50        317,590       18,714    5.89
Securities sold under
  agreements to repurchase                                        242,554      11,883      4.90        863,379       51,028    5.91
Federal funds purchased                                            16,692         945      5.66         46,160        3,163    6.85
                                                               ----------    --------      -----    ----------      -------    ----
     Total interest-bearing liabilities                         2,830,775     121,114      4.28      3,528,725      188,253    5.33
Other liabilities                                                  89,175                               98,657
                                                               ----------                           ----------
     Total liabilities                                          2,919,950                            3,627,382
Stockholders' equity                                              517,350                              561,647
                                                               ----------                           ----------
     Total liabilities
         and stockholders' equity                              $3,437,300                           $4,189,029
                                                               ==========    --------      -----    ==========      --------
Net interest income/Interest rate spread                                     $166,463      4.45%                    $155,513   3.17%
                                                                             ========      =====                    ========   ====
Net interest margin (2)                                                                    5.06%                               3.84%
                                                                                           =====                               ====

                                                                                         Year Ended September 30,
                                                                              ----------------------------------------------
                                                                                                    1996
                                                                              ----------------------------------------------
                                                                                  Average                         Average
                                                                                  Balance         Interest          Rate
                                                                              ---------------   -------------   ------------
                                                                                               (Dollars in Thousands)
ASSETS
Loans (1)                                                                       $3,442,290         $305,372          8.87%
Mortgage-backed securities                                                         966,658           74,126          7.67
Investment securities                                                              336,722           20,817          6.18
FHLB stock                                                                          50,795            3,896          7.67
                                                                                ----------         --------          ----
    Total interest-earning assets                                                4,796,465          404,211          8.43
Other assets                                                                       114,126
                                                                                ----------
Total assets                                                                    $4,910,591
                                                                                =---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Checking accounts                                                                   72,376            1,734          2.40
Passbook and statement accounts                                                    178,616            6,267          3.51
Insured money market accounts                                                      313,746           13,137          4.19
Certificate accounts (time deposits)                                             1,847,561          105,285          5.70
Repurchase agreements with customers                                                66,048            3,481          5.27
FHLB advances                                                                      862,966           48,183          5.58
Securities sold under
  agreements to repurchase                                                         816,857           47,905          5.86
Federal funds purchased                                                             50,810            2,753          5.42
                                                                                ----------         --------          ----
     Total interest-bearing liabilities                                          4,208,980          228,745          5.44
Other liabilities                                                                  123,135
                                                                                ----------
     Total liabilities                                                           4,332,115
Stockholders' equity                                                               578,476
                                                                                ----------
     Total liabilities
         and stockholders' equity                                               $4,910,591
                                                                                ==========         --------          ----
Net interest income/Interest rate spread                                                           $175,466          2.99%
                                                                                                   ========          ====
Net interest margin (2)                                                                                              3.66%
                                                                                                                     ====



------------------------------------------------




(1) The average balance of loans includes non-accruing loans, interest on which is recognized on a cash basis.
(2) Net interest income divided by average interest-earning assets.

LENDING ACTIVITIES

            GENERAL. The Company's net portfolio of loans and mortgage-backed securities totaled $4.6 billion at September 30, 1996, representing approximately 90% of its total assets. In recent years the Company has concentrated its lending activities on the origination of conventional loans, which are loans that are neither insured nor guaranteed by agencies of the United States Government. The Company's investment in mortgage-backed securities issued or guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") and certain privately insured mortgage-backed securities amounted to $867 million (net of discounts and premiums) at September 30, 1996 and is deemed to be part of the Company's loan portfolio.

            Washington Federal has historically concentrated its lending activity on the origination of long-term, fixed-rate single-family first mortgage loans, single-family construction loans and land development loans. Although mortgage loans may be written with adjustable interest rates, the Association does not emphasize adjustable-rate loans.

            The following table sets forth the composition of the Company's gross loan and mortgage-backed securities portfolio, by loan type and security type, as of the dates indicated.

                                                       1992                         1993                         1994
                                               ------------------------      ---------------------       ---------------------
                                                Amount        Percent         Amount       Percent        Amount       Percent
                                               ---------      -------        -------       --------       -------      -------
                                                                          (Dollars in Thousands)
Loans by type of loan Real estate:
   Conventional:
     Permanent                               $1,602,080          62.2%     $1,881,376          63.0%     $2,089,769      57.7%
     Land development                           104,347           4.1         126,640           4.2         132,487       3.7
     Construction(1)                            239,985           9.3         312,097          10.4         359,812       9.9
   Insured or guaranteed:
     FHA                                         31,075           1.2          26,731            .9          22,279        .6
     VA                                          18,337            .7          18,971            .6          18,511        .5
   Mortgage-backed
     securities(residential)                    569,334          22.1         615,375          20.6         995,107      27.4
Savings account loans                             2,051            .1           2,782            .1           2,790        .1
Consumer                                          7,289            .3           6,071            .2           3,796        .1
                                             ----------         -----      ----------       -----        ----------     -----
    Total(2)                                 $2,574,498         100.0%     $2,990,043         100.0%     $3,624,551     100.0%
                                             ==========         =====      ==========       =====        ==========     =====

Loans by type of security Residential:
      Single-family(3)                       $1,843,878          71.6%     $2,223,171          74.3%     $2,499,458      69.0%

      Other dwelling units                       36,166           1.4          49,597           1.7          46,260       1.3
Income property                                 115,780           4.5          93,047           3.1          77,140       2.1
Mortgage-backed
  securities(residential)                       569,334          22.1         615,375          20.6         995,107      27.4
Savings account loans                             2,051            .1           2,782            .1           2,790        .1
Consumer                                          7,289            .3           6,071            .2           3,796        .1
                                             ----------         -----      ----------         -----      ----------     -----
      Total(2)                               $2,574,498         100.0%     $2,990,043         100.0%     $3,624,551     100.0%
                                             ==========         =====      ==========         =====      ==========     =====

                                                           1995                        1996
                                               ---------------------------    --------------------------
                                                Amount          Percent        Amount          Percent
                                               ---------       -----------    ----------     -----------
                                                                (Dollars in Thousands)
Loans by type of loan Real estate:
   Conventional:
     Permanent                                  $2,635,669          60.1%     $3,241,789          66.6%
     Land development                              167,028           3.8         172,146           3.5
     Construction(1)                               443,723          10.1         548,302          11.2
   Insured or guaranteed:
     FHA                                            20,479            .4          18,123            .4
     VA                                             16,434            .4          18,169            .4
   Mortgage-backed
     securities(residential)                     1,095,861          25.0         865,887          17.8
Savings account loans                                2,344            .1           3,576            .1
Consumer                                             2,463            .1           1,488            --
                                                ----------         -----      ----------         -----
    Total(2)                                    $4,384,001         100.0%     $4,869,480         100.0%
                                                ==========         =====      ==========         =====

Loans by type of security
  Residential:
      Single-family(3)                          $3,168,844         72.2%      $3,879,092          79.7%

      Other dwelling units                          54,407          1.2           74,108           1.5
Income property                                     60,082          1.4           45,329            .9
Mortgage-backed
  securities(residential)                        1,095,861         25.0          865,887          17.8
Savings account loans                                2,344           .1            3,576            .1
Consumer                                             2,463           .1            1,488            --
                                                ----------        -----       ----------         -----
      Total(2)                                  $4,384,001        100.0%      $4,869,480         100.0%
                                                ==========        =====       ==========         =====


---------------

(1) Includes construction loans that have been modified to monthly payment loans, due in full in approximately one year, in the amount of $19.2 million, $16.4 million, $6.1 million, $6.1 million and $15.9 million at September 30, 1992, 1993, 1994, 1995 and 1996, respectively.

(2) After netting undisbursed proceeds on loans in process, deferred fees, discounts on loans and allowances for possible losses against the applicable loan amounts, the Association's net loan portfolio at September 30, 1992, 1993, 1994, 1995 and 1996 amounted to $2.40 billion, $2.78 billion, $3.40 billion, $4.11 billion and $4.6 billion, respectively.

(3) Includes condominium units (which are deemed to be single-family residences regardless of the number of units in the structure in which they are located), as well as land and construction loans for single family residences.

            The following table summarizes the scheduled contractual gross loan maturities for the Association's total loan and mortgage-backed securities portfolios due for the periods indicated as of September 30, 1996. Amounts are presented prior to deduction of discounts, premiums, loans in process, deferred loan origination fees and allowance for loan losses. Adjustable and variable rate loans are shown in the period in which loan principal payments are contractually due.

                                                                           Maturity Distribution
                                                                --------------------------------------------
                                   Balance outstanding at       Less than         1 to 5          After  5
                                     September 30, 1996          1 year           years            years
                                   ----------------------       ---------       ----------       -----------
One- to four-family real estate loans       $3,158,644          $   87,281       $   53,476       $3,017,887
GNMA, FHLMC, FNMA and other
   mortgage-backed securities                  865,887              10,457           50,760          804,670
Construction and land development
   loans                                       720,448             522,860           16,917          180,671
Income property loans                          119,437              15,965           21,232           82,240
Savings account loans                            3,596               3,596               --               --
Consumer loans                                   1,468                 542              231              695
                                            ----------          ----------       ----------       ----------
                                            $4,869,480          $  640,701       $  142,616       $4,086,163
                                            ==========          ==========       ==========       ==========


------------------------------------

Loans maturing after one year:

    Fixed interest rates                           $3,926,517

    Floating or adjustable interest rates             285,760
                                                   ----------

    Total                                          $4,212,277
                                                   ==========

            The original contractual loan payment period for residential loans originated by the Association normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans remain outstanding an average of less than ten years.

            LENDING PROGRAMS AND POLICIES. The Association specializes in residential real estate lending and has no present plans to expand its operations into consumer or commercial business loans. The Association offers "balloon" payment loans, which are amortized on a 20 or 30 year basis but which have a maturity date for the principal balance of a much shorter period. The Association also provides land acquisition and development loans ("land development loans") and construction loans for single-family residences. The interest rate on these loans generally adjusts every 90 days in accordance with a designated index. Land development and construction loans amounted to $720 million or 15% of the Association's gross loan portfolio (including mortgage-backed securities) at September 30, 1996. The Association offers a multi-family (five or more dwelling units) lending program with strict underwriting guidelines, including a $1 million limit on any one loan.

            All of the associations acquired by Washington Federal offered a variety of lending products, including commercial real estate and non-real estate secured loans, consumer secured loans and non-secured lines of credit. All commercial, consumer and line of credit lending has been discontinued and lending has been redirected toward the traditional Association lending practices of single-family residential loans. The loans acquired, other than single-family residential real estate loans, are being serviced and payoffs are being encouraged.

            As a result of activity over the past three decades, the Association believes that it is a leading construction lender for single-family residences in the Seattle metropolitan area. Because of this history, the Association has developed a staff with in-depth land development and construction experience and working relationships with a group of builders which have been selected based on their operating histories and financial stability.

            Construction lending is generally considered to involve a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans also is such that they are generally more difficult to evaluate and monitor.

            The Association continues to originate medium and long-term, permanent fixed-rate loans, but in most instances (see below) only under terms, conditions and documentation which permit sale in the secondary market. Moreover, since 1973 it has been the Association's general policy to include in the documentation evidencing its conventional mortgage loans the so-called "due on sale clause," which facilitates adjustment of interest rates on such loans when the property securing the loan is sold or transferred. At September 30, 1996, $4.2 billion or 86%
of the Association's loan portfolio was represented by medium and long-term, fixed-rate loans secured by single-family residences (including mortgage-backed securities).

            The Association offers a 99% loan-to-value ratio conventional loan program for first time home buyers. The high-ratio conventional lending program presents greater risk to the Association. To mitigate the risk, the program has stringent underwriting and property requirements that include home ownership/money management counseling and property condition inspections. A loss reserve of 2% of the loan amount is established for each loan granted. The Association is authorized by its Board to originate $100 million of loans under this program. As of September 30, 1996, loans under this program amounted to $70.8 million.

            All of the Association's mortgage lending is subject to its written, nondiscriminatory underwriting standards, loan origination procedures and lending policies prescribed by the Association's Board of Directors. Property valuations are required on all real estate loans and are prepared by independent appraisers approved by the Association's Board of Directors and the appraisals are reviewed by the Association's appraisal staff. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and written confirmations. Depending on the size of the loan involved, a varying number of senior officers of the Association must approve the application before the loan can be granted.

            Federal regulations limit the amount of a real estate loan made by a federally-chartered savings institution to a specified percentage of the value of the property securing the loan, as determined by an appraisal at the time the loan is originated (referred to as the "loan-to-value ratio"). The regulation provides that at the time of origination a real estate loan may not exceed 100% of the appraised value of the security property. Maximum loan-to-value ratios for each type of real estate loan made by an institution are now established by the institution's board of directors. In addition, the board of directors must approve each real estate loan (other than a home loan) with a loan-to-value ratio in excess of 80%.

           A general reserve is established for all loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance by placing 1% of the new loan principal balance into such reserve when the loan is closed. This total reserve balance at September 30, 1996 amounted to $4.4 million.

            The Association's residential construction loans and land acquisition and development loans are of a short-term nature and are generally made for 80% or less of the appraised value of the property upon completion for residential construction loans and 75% or less for land acquisition and development loans. Funds are disbursed periodically at various stages of completion as authorized by the Association's personnel.

            It is the Association's policy to obtain title insurance insuring that the Association has a valid first lien on the mortgaged real estate. Borrowers must also obtain hazard insurance prior to closing and, when required by the Department of Housing and Urban Development, flood insurance. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Association makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums as they fall due.

            ORIGINATION, PURCHASE AND SALE OF LOANS. The Association has general authority to lend anywhere in the United States. The Association's primary lending area, however, is western Washington, western Oregon, southern Idaho, southern Arizona and northern Utah.

            Loan originations come from a number of sources. Residential loan originations result from referrals from real estate brokers, walk-in customers, purchasers of property in connection with builder projects financed by the Association, purchasers of property referred through mortgage brokers and from refinancing for existing customers. Construction loan originations are obtained primarily by direct solicitation of builders and continued business from builders who have previously borrowed from the Association.

            At September 30, 1996, the Association was servicing approximately $112.6 million of loans for others. Sales are made on a yield basis with the difference between the yield to the purchaser and the amount paid by the borrower constituting servicing income to the Association. The sale of loans and loan participations is subject to federal regulations, which, among other things, until recently required that sales be made on a non-recourse basis.

            The Association also purchases mortgage-backed securities when lending rates and mortgage volume for new loan originations in its market area do not fulfill its needs. Mortgage-backed securities accounted for most of the Association's loan purchases in recent years. Mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Association.

            The table below shows total loan origination, purchase, sale and repayment activities of the Association on a consolidated basis for the periods indicated.

                                                                     Year Ended September 30,
                                           ------------------------------------------------------------------------------

                                           1992                1993                1994                1995           1996
                                           ----                ----                ----                ----           ----
                                                                                (In Thousands)
Loans originated(1):
     Construction                         $   272,976        $   291,777        $   370,845        $   341,001    $   428,317
     Land                                      43,549             66,546             74,508             97,990         92,496
     Loans on existing property               272,549            464,195            540,561            758,455        972,601
     Loans refinanced                          71,648             97,387             76,518             27,468         62,854
                                          -----------        -----------        -----------        -----------     ----------
     Total loans originated                   660,722            919,905          1,062,432          1,224,914      1,556,268
                                          -----------        -----------        -----------        -----------     ----------
Loans and mortgage backed
  securities purchased:
     From acquisitions of
     associations                                  --            316,095                 --             27,759             --
 Other                                        139,390            261,056            620,026            216,843         60,888
                                                             -----------        -----------        -----------     ----------
                                              139,390            577,151            620,026            244,602         60,888
                                          -----------        -----------        -----------        -----------     ----------

Loans and mortgage-backed
 securities sold                                   --            (27,239)           (18,702)           (34,156)      (134,275)
                                          -----------        -----------        -----------        -----------     ----------
Loan and mortgage-backed
 securities principal
 repayments                                  (847,061)        (1,074,562)        (1,057,659)          (683,383)    (1,016,049)
                                          -----------        -----------        -----------        -----------     ----------
Net change in loans in
 process, discounts, fees, etc                 13,129            (20,855)            18,545            (37,679)
                                                             -----------        -----------        -----------     ----------
                                                                                                                        7,908
Net loan activity increase
 (decrease)                               $   (33,820)       $   374,400        $   624,642        $   714,298    $   474,740
                                          ===========        ===========        ===========        ===========    ===========




(1) Includes undisbursed loans in process and does not include savings account loans, which were not material during the periods indicated.


            INTEREST RATES, LOAN FEES AND SERVICE CHARGES. Interest rates charged by the Association on mortgage loans are primarily determined by the level of competitive loan rates offered in its lending areas and in the secondary market. Mortgage loan rates reflect factors such as interest rates generally, the supply of money available to the savings and loan industry and the demand for such loans. These factors are in turn affected by general economic conditions, the regulatory programs and policies of federal and state agencies, changes in tax laws and governmental budgetary programs.

            The Association receives loan origination fees for originating loans and servicing fees for servicing loans sold by it to others. The Association also receives commitment fees for making commitments to originate construction, commercial and multi-family residential loans, as well as various fees and charges related to existing loans, which include prepayment charges, late charges and assumption fees.

            In making one- to-four family home mortgage loans, the Association does not normally charge a commitment fee. As part of the loan application, the borrower pays the Association for its out-of-pocket costs in reviewing the application, such as the appraisal fee, whether or not the borrower closes the loan. The interest rate charged is normally the prevailing rate at the time the loan application is approved. In the case of larger construction loans, the Association normally charges a 1% commitment fee, which may be included in the loan origination charge when the loan is made. Commitment fees and other terms of commercial and multi-family residential loans are individually negotiated.

            NON-PERFORMING ASSETS. When a borrower fails to make a required payment on a loan, the Association attempts to cause the deficiency to be cured by contacting the borrower. Contacts are made after a payment is 30 days past due. In most cases, deficiencies are cured promptly. If the delinquency is not cured within 90 days, the Association causes the trustee on the deed of trust to institute appropriate action to foreclose the property. If foreclosed, the property will be sold at a public sale and may be purchased by the Association. There are circumstances under which the Association may choose to foreclose a deed of trust as mortgagee and when this procedure is followed certain redemption rights are involved.

            Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Association does not accrue interest on loans past due 90 days or more. See Note A to the Consolidated Financial Statements included in Item 14 hereof.

            Real estate acquired by foreclosure or deed-in-lieu thereof ("REO") is classified as real estate held for sale until it is sold. When property is acquired, it is recorded at the lower of carrying or fair value at the date of acquisition and any writedown resulting therefrom is charged to the allowance for loan losses. Interest accrual ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expensed. Costs incurred for the improvement or development of such property are capitalized. See Note A to the Consolidated Financial Statements included in
Item 14 hereof.

            The following table sets forth information regarding restructured and non-accrual loans and REO held by the Association at the dates indicated.

                                                                September 30,
                                   ----------------------------------------------------------------------

                                      1992            1993         1994           1995           1996
                                   ----------      ---------     --------       --------       ---------
                                                           (Dollars in Thousands)

Restructured loans (1)               $ 7,667        $ 7,658        $11,254        $10,103        $24,046
Non-accrual loans:
  Single-family residential            3,201          4,498          4,215          2,879          5,913
  Construction and land               11,621         13,407          5,484          9,515          7,779
  Commercial real estate                 610          1,718          1,223             76            482
  Consumer                                25             93            105             --              4
                                     -------        -------        -------        -------        -------
 Total non-accrual loans (2)          15,457         19,716         11,027         12,470         14,178

Total REO (3)                          4,182          1,936          2,316         19,735         20,417
                                     -------        -------        -------        -------        -------

Total non-performing assets          $27,306        $29,310        $24,597        $42,308        $58,641
                                     =======        =======        =======        =======        =======

Total non-performing assets as
    a percent of total assets            .98%           .93%           .64%           .92%          1.15%
                                     =======        =======        =======        =======        =======






------------------------------------------------


(1) Performing in accordance with restructured terms.

(2) The Association recognized interest income on non-accrual loans of approximately $576,000 in 1996. Had these loans performed according to their original contract terms, the Association would have recognized interest income of approximately $1,322,000 in 1996.

            In addition to the non-accrual loans reflected in the above table, at September 30, 1996, the Association had $3.3 million of loans which were less than 90 days or more delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Association's ratio of total non-performing assets as a percent of total assets would have been 1.21% at September 30, 1996. For discussion of the Company's policy for placing loans on nonaccrual status, see Note A to the Consolidated Financial Statements included in Item 14 hereof.

(3) Total REO includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans. See Note I to the Consolidated Financial Statements included in Item 14 hereof.

            During 1995, three Northern California commercial properties totalling $11.7 million were reclassified to REO. The assets, which were part of insolvent thrift acquisitions in the 1980s, will be marketed individually by the Company as property values are enhanced and the California economy improves.

            The following table analyzes the Company's allowance for loan losses for the years indicated.

                                                               September 30,
                            ----------------------------------------------------------------------
                               1992             1993           1994          1995           1996
                            ----------       ---------      ----------     ---------     ---------
                                                   (Dollars in Thousands)
Beginning Balance             $18,278        $16,896        $14,674        $11,720        $11,651
Charge-offs:
     Real estate:
        Permanent                  69             43              8            450            146
        Construction              146          1,071            977            164            179
        Land                      260             29            184            163             90
        Income property         1,090          6,860          2,604          6,536            405
        Other                      95              3              4             17             --
                              -------        -------        -------        -------        -------
                                1,660          8,006          3,777          7,330            820
                              -------        -------        -------        -------        -------
Recoveries:
     Real estate:
        Permanent                  --             47            127             10             10
        Construction               --            168             50             50             --
        Land                       --            356             26             21             --
        Income property            64            269            219            654            513
        Other                      35            134             --             --             --
                              -------        -------        -------        -------        -------
                                   99            974            422            735            523
                              -------        -------        -------        -------        -------
Net Charge-offs                 1,561          7,032          3,355          6,595            297
Acquisitions                       --          2,079             --            281             --
Provisions for loan               179          2,731            401          6,245          3,828
                              -------        -------        -------        -------        -------
losses
Ending balance                $16,896        $14,674        $11,720        $11,651        $15,182
                              =======        =======        =======        =======        =======
Ratio of net charge-
offs to                           .08%           .35%           .15%           .25%           .01%
   average loans              ========       =======        =======        =======        =======
outstanding

------------------------------------------------



            The following table sets forth the allocation of the Company's allowance for loan losses at the dates indicated.

                                                             September 30,
                                   -----------------------------------------------------------------


                                      1992          1993           1994          1995          1996
                                   ---------      --------       --------     ---------     --------
                                                            (In Thousands)
Real estate:
     Permanent single-family       $ 1,169       $ 1,323        $ 1,537       $ 3,031       $ 5,239
     Construction                       --           230            120             5         2,945
     Land                               --            30            255           405         2,525
     Income Property                 4,852         4,575          2,750           950         1,843
Other                                   50            71              2            --            --
Unallocated                         10,825         8,445          7,056         7,260         2,630
                                   -------       -------        -------       -------       -------
                                   $16,896       $14,674        $11,720       $11,651       $15,182
                                   =======       =======        =======       =======       =======

            As part of the process of determining the adequacy of the allowance for loan losses, management reviews the loan portfolio for specific weaknesses. A portion of the allowance is then allocated to reflect the loss exposure. Residential real estate loans are not individually analyzed for impairment and loss exposure because of the significant number of loans, their relatively small balances and historically low level of losses. Residential construction, commercial real estate and commercial business loans were evaluated individually for impairment, which resulted in an allocation of $7.3 million of the allowance for loan loss at year-end 1996, compared with an allocation of $1.4 million a year earlier.

            Unallocated reserves are established for loss exposure that may exist in the remainder of the loan portfolio but has yet to be identified. In determining the adequacy of unallocated reserves, management considers changes in the size and composition of the loan portfolio, actual historical loan loss experience, and current and anticipated economic conditions.

            REAL ESTATE HELD FOR SALE. As one of the Association's activities, a subsidiary is engaged in the development and sale of real estate. Also, REO which was acquired in the acquisitions of insolvent associations has been recorded as real estate held for sale. These acquired assets were not covered by yield maintenance agreements pursuant to agreements entered into with the FSLIC in connection with these acquisitions. However, in determining their offering price, the Association recorded yield maintenance discounts based on estimated holding periods and a market rate of return. Such yield maintenance is amortized to income over the estimated holding period utilizing the interest method. For additional information, see Notes B and I to the Consolidated Financial Statements included in Item 14 hereof.

            The business of real estate development involves substantial risks, and the results of such activities depend upon a number of factors, including seasonality, the type, location and size of each project, the stage of project development, general economic conditions and the level of mortgage interest rates. Consequently, there may be substantial inter-period variations in the operating results of the Association's real estate development activities. Moreover, because investing in real estate and real estate development activities are not permissible activities for national banks, the amount of the investment in, and loans to, any subsidiary engaged in such activities is deductible from a savings association's regulatory capital. See "Regulation - The Association--Regulatory Capital Requirements."

INVESTMENT ACTIVITIES

            As a federally-chartered savings institution, Washington Federal is required to maintain certain liquidity ratios and does so by investing in securities that qualify as liquid assets under federal regulations. These include, among other things, certain certificates of deposit, bankers' acceptances, loans to financial institutions whose deposits are federally-insured, federal funds and United States Government and agency obligations.

            The following table sets forth the composition of the Company's investment portfolio on the dates indicated.

                                                                         September 30,
                                         --------------------------------------------------------------------------------
                                           1994                       1995                              1996
                                         -----------      -------------------------        ------------------------------
                                         Amortized        Amortized           Fair           Amortized          Fair
                                           Cost              Cost             Value            Cost             Value
                                         -----------      ----------     -----------        -----------      ------------
                                                                         (In Thousands)
U.S. Government and agency
   obligations                            $  127,974       $  204,528     $  211,816        $  270,915        $  275,538
State and political subdivisions              67,191           44,845         46,197            23,468            24,967
                                           ---------        ---------      ---------         ---------        ----------
                                          $  195,165       $  249,373     $  258,013        $  294,383        $  300,505
                                           =========        =========      =========         =========        ==========


------------------------------------------------

            The investment portfolio at September 30, 1996 categorized by maturity is as follows:

                                                                                     Amortized           Weighted
                                                                                       Cost           Average Yield
                                                                                 ---------------    ---------------
                                                                                        (Dollars in Thousands)
Due in less than one year                                                          $   68,717         7.96%
Due after one year through five years                                                 179,705         6.74
Due after five years through ten years                                                 22,867         6.88
Due after ten years                                                                    23,094         7.93
                                                                                   ----------
                                                                                   $  294,383
                                                                                   ==========


SOURCES OF FUNDS

            GENERAL. Savings deposits are an important source of the Association's funds for use in lending and for other general business purposes. In addition to savings deposits, Washington Federal derives funds from loan repayments, advances from the FHLB and other borrowings and, to a lesser extent, from loan sales. Loan repayments are a relatively stable source of funds while savings inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds such as savings inflows at less than projected levels. They may also be used on a longer-term basis to support expanded activities.

            SAVINGS. In recent years, the Association has chosen to rely on term certificate accounts and other deposit alternatives which have no fixed term and pay interest rates that are more responsive to market interest rates than passbook accounts. This greater variety of deposits has allowed the Association to be more competitive in obtaining funds to more effectively manage its liabilities.

            Certificates with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year, the penalty is 180 days of interest. For jumbo certificates the penalty depends on the original term. If the original term is 90 days or less the penalty is the greater of 30 days interest or all interest earned. If the original term is 90 days or more the penalty is the greater of 90 days interest or all interest earned. Early withdrawal penalties during fiscal 1994, 1995 and 1996 amounted to approximately $280,000, $438,000 and $349,000, respectively.

            The Association offers a single "performance" checking account. This account pays interest on balances over $1,000 and is charged a service fee if balances drop below $1,000.

            The Association's deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona and Utah and the Association does not advertise for deposits outside of these states. At September 30, 1996, management believed that less than 2% of the Association's deposits were held by nonresidents of Washington, Oregon, Idaho, Arizona and Utah.

            The following table sets forth certain information relating to the Association's savings deposits at the dates indicated.

                                                                        September 30,
                                      --------------------------------------------------------------------------------------
                                              1994                              1995                             1996
                                      --------------------           -------------------------           -------------------
                                      Amount          Rate           Amount               Rate           Amount         Rate
                                      ------          ----           ------               ----           ------         ----
                                                                      (Dollars in Thousands)
Balance by interest rate:
  Checking accounts                   $    75,557     3.00%       $   70,011             3.00%      $   75,781          3.00%
  Regular savings (passbook)
     accounts                             245,545     3.00           187,812             3.50          175,307          3.50
  Money market deposit accounts           239,044     3.75           271,582             4.91          342,013          4.04
                                       ----------                 ----------                        ----------
                                          560,146                    529,405                           593,101
                                       ----------                 ----------                        ----------
Fixed-rate certificates:
  3.00% -  4.99%                        1,290,583                    150,754                           137,463
  5.00% -  6.99%                          314,606                  1,599,413                         1,642,332
  7.00% -  8.99%                           22,188                     14,322                             1,075
  9.00% and above                           6,848                      1,611                                49

Jumbo certificates ($100,000 or more):
  3.00% -  4.99%                           26,534                      5,091                             4,169
  5.00% - 6.99%                             1,738                     70,027                            45,696
  7.00% - 8.99%                                98                        476                                --
                                       ----------                 ----------                       -----------
                                        1,662,595                  1,841,694                         1,830,784
                                       ----------                 ----------                        ----------
                                       $2,222,741                 $2,371,099                        $2,423,885
                                       ==========                 ==========                        ==========


            The following table sets forth by various interest rate categories the amounts of certificates of deposit of the Association at September 30, 1996 which mature during the periods indicated.

                                                    Amounts at September 30, 1996 Maturing in
                         -----------------------------------------------------------------------------------------------------

                            1 to 3          4 to 6       7 to 12         13 to 24        25 to 36      37 to 60        After
                            Months          Months        Months          Months          Months        Months       60 Months
                            ------          ------        ------          ------          ------        ------       ---------
                                                               (Dollars in Thousands)
3.00 to 3.99%             $     149       $     177      $     201      $       --      $      55      $    226       $    --
4.00 to 4.99%                75,061          62,341          2,155             772            496            --            --
5.00 to 5.99%               629,177         271,475        470,455         160,490         26,062        22,122            21
6.00 to 6.99%                55,850          11,891         24,216          11,123            918         4,229             4
7.00 to 7.99%                   520              89             54             145             23            68            --
8.00 to 8.99%                    --              31             73              47             16             5            --
9.00% and above                   5              37             --              --              5            --            --
                           --------       ---------       --------       ---------        -------       -------         -----
         Total             $760,762        $346,041       $497,154        $172,577        $27,575       $26,650        $   25
                           ========        ========       ========        ========        =======       =======        ======

            Historically, the majority of certificate holders roll over their balances into new certificates of the same term at the Association's then current rate. To ensure a continuity of this trend, the Association expects to continue to offer market rates of interest. The Association's ability to retain deposits maturing in negotiated-rate certificate accounts is more difficult to project. The Association is confident, however, that by competitively pricing these certificates, balance levels deemed appropriate by management can be achieved on a continuing basis.

            At September 30, 1996, the Association had $49.9 million of certificates of deposit in amounts of $100,000 or more outstanding, maturing as follows: $24.2 million within 3 months; $14.2 million over 3 months through 6 months; $11.3 million over 6 months through 12 months; and $.2 million thereafter.

            The following table sets forth the customer account activities of the Association for the periods indicated.

                                                                                       Year Ended September 30,
                                                                --------------------------------------------------------
                                                                    1994                  1995                1996
                                                                ------------          ------------        --------------
                                                                                      (In Thousands)
Assumed from acquisitions                                         $   62,359           $    27,374         $         --
Branch sale                                                               --            (   4,743)                   --
Deposits                                                           2,017,393             2,590,714            2,363,515
Withdrawals                                                        2,104,140             2,565,109            2,458,534
                                                                   ---------             ---------            ---------
Net increase (decrease) in deposits
   before interest credited                                         (24,388)                48,236              (95,019)
Interest credited                                                     89,758               115,348              129,904
                                                                  ----------            ----------           ----------
Net increase in customer accounts                                 $   65,370            $  163,584           $   34,885
                                                                  ==========            ==========           ==========


------------------


            BORROWINGS. The Association obtains advances from the FHLB upon the security of the capital stock of the FHLB it owns and certain of its home mortgages, provided certain standards related to credit worthiness have been met. See "Regulation - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Association's credit worthiness. The FHLB is required to review its credit limitations and standards at least annually. FHLB advances have from time to time been available to meet seasonal and other withdrawals of savings accounts and to expand lending.

            The Association also uses reverse repurchase agreements as a form of borrowing. Under reverse repurchase agreements, the Association sells an investment security to a dealer for a period of time and agrees to buy back that security at the end of the period and pay the dealer a stated interest rate for the use of the dealer's funds. The amount of securities sold under such agreements depends on many factors, including the terms available for such transactions, the perceived ability to apply the proceeds to investments yielding a higher return, the demand for the securities and management's perception of trends in interest rates. The Association had $586.6 million of securities sold under such agreements at September 30, 1996.

           The Association also offers two forms of repurchase agreements to its customers. One form has an interest rate that floats like a money market deposit account and is offered at a $1,000 minimum for an 84-day term. The other form has a fixed rate and is offered in a minimum denomination of $100,000. Both are fully collateralized by securities. These obligations are not insured by SAIF and are classified as borrowings for regulatory purposes. The Association had $56.3 million of such agreements outstanding at September 30, 1996.

            The following table presents certain information regarding borrowings of Washington Federal at the dates and for the periods indicated.

                                                                             At or for the Year Ended September 30,
                                                                         ----------------------------------------------
                                                                             1994            1995               1996
                                                                         ----------       ----------         ----------
                                                                                     (Dollars in Thousands)
Federal funds and securities sold to dealers
   under agreements to repurchase:
         Average balance outstanding                                     $  259,246        $  909,539        $  867,667
         Maximum amount outstanding at any
              month-end during the period                                $  624,604        $1,094,334        $  936,224
         Weighted average interest rate
              during the period(1)                                             4.95%             5.96%             5.84%
FHLB advances:
         Average balance outstanding                                     $  336,967        $  317,590        $  862,966
         Maximum amount outstanding at any
              month-end during the period                                $  427,700        $  527,000        $1,162,000
         Weighted average interest rate
              during the period(1)                                             5.50%             5.89%             5.58%
Securities sold to customers
    under agreements to repurchase:
         Average balance outstanding                                     $   67,347        $   54,617        $   66,048
         Maximum amount outstanding at any
              month-end during the period                                $   74,294        $   74,236        $   79,406
         Weighted average interest rate
              during the period(1)                                             3.72%             5.35%             5.27%

Total average borrowings                                                 $  663,560        $1,281,746        $1,796,681
         Weighted-average interest rate
              on total average borrowings(1)                                   5.10%             5.92%             5.70%

----------------------------


(1) Month-end balances times month-end average rates divided by the sum of the month-end balances.

OTHER RATIOS

            The following table sets forth certain ratios relating to the Company for the periods indicated.

                                                                 Year Ended September 30,
                                                             ----------------------------------
                                                             1994           1995           1996
                                                             ----           ----           ----
Return on assets(1)(4)                                       2.70%           1.87%          1.82%
Return on equity(2)(4)                                      18.19           13.99          15.37
Average equity to                                           15.05           13.41          11.78
average assets
Dividend payout ratio(3)                                    35.34           45.69          42.65

------------------------
(1) Net income divided by average total assets.
(2) Net income divided by average equity.
(3) Dividends declared per share divided by net income per share.
(4) Amounts exclude the effects of a one-time assessment of institutions with SAIF-insured deposits to recapitalize the SAIF.

RATE/VOLUME ANALYSIS

            The table below sets forth certain information regarding changes in interest income and interest expense of the Association for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate), (2) changes in rate (changes in rate multiplied by average volume), and (3) changes in rate-volume (change in rate multiplied by change in average volume). The change in interest income and interest expense attributable to change in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.


                                                                      Year Ended September 30,
                                    -------------------------------------------------------------------------------------------
                                                     1994 vs. 1993                                    1995 vs. 1994
                                               Increase (Decrease) Due to                        Increase (Decrease) Due to
                                    ---------------------------------------------     -------------------------------------------


                                      Volume       Rate       Rate/Vol      Total       Volume       Rate      Rate/Vol     Total
                                      ------       ----       --------      -----       ------       ----      --------     -----

                                                                                (In Thousands)
Interest income:
  Loan portfolio                      $ 28,649    $(11,008)    $ (1,490)      $16,151    $30,891    $  (6,696)    $ 5,861  $ 30,056
  Mortgaged-backed securities           22,401     (12,480)      (5,017)        4,904     27,470          753      (4,839)   23,384
  Investments(1)                       (10,619)      1,946         (150)       (8,823)     4,787       (2,086)         48     2,749
                                      --------    --------     --------       -------    -------      -------    --------   -------

     All interest-earning assets        40,431     (21,542)      (6,657)       12,232     63,148       (8,029)      1,070    56,189
                                       -------     --------     -------      --------    -------     -------     --------   -------

Interest expense:
  Customer accounts                      7,320      (6,819)       ( 710)        ( 209)     2,703       22,123         764    25,590
  FHLB advances and other                9,129      (3,332)      (1,151)        4,646     33,598        4,181       3,770    41,549
                                       -------     --------     -------      --------   --------      -------    --------   -------
    borrowings

     All interest-bearing liabilities   16,449     (10,151)      (1,861)        4,437     36,301       26,304       4,534    67,139
                                       -------    --------      -------      --------    -------      -------    --------   -------

Change in net interest income         $ 23,982    $(11,391)    $ (4,796)      $ 7,795    $26,847     $(34,333)    $(3,464) $(10,950)
                                       =======     =======      =======      ========    =======     =======     ========   =======



                                                          Year Ended September 30,
                                               -----------------------------------------------
                                                              1996 vs. 1995
                                                         Increase (Decrease) Due to
                                               -----------------------------------------------
                                                               (In Thousands)
                                               Volume        Rate       Rate/Vol      Total
                                               ------        ----       --------      -----
 Interest income:
   Loan portfolio                              $ 72,833      $ (4,217)    $ (1,330)     $ 67,286
   Mortgaged-backed securities                  (10,842)          999         (156)       (9,999)
   Investments(1)                                 6,242        (2,374)        (710)        3,158
                                                 ------      --------     --------       -------

      All interest-earning assets                68,233        (5,592)      (2,196)       60,445
                                                 ------      --------     --------       -------

 Interest expense:
   Customer accounts                              8,855         5,294          407        14,556
   FHLB advances and other                       29,908        (2,822)      (1,150)       25,936
                                                -------      --------     --------       -------
     borrowings

      All interest-bearing liabilities           38,763         2,472        (743)       40,492
                                                -------       -------      -------      -------

 Change in net interest income                 $ 29,470        (8,064)   $ (1,453)     $ 19,953
                                                =======      ========     ========      =======

---------------------

(1) Includes interest on overnight investments and dividends on stock of the FHLB of Seattle.

GAP ANALYSIS

            The following table is intended as an illustration of the projected maturity or repricing of the Company's interest-earning assets and interest-bearing liabilities at September 30, 1996. The amounts of assets and liabilities shown which mature or reprice within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except (i) adjustable rate mortgage-backed securities and loans are included in the period in which they are first scheduled to adjust and not in the period in which they mature, (ii) constant prepayment rates (CPR) ranging from 0% to 6%, based on contractual interest rates, seasoning, and asset type, were utilized for fixed rate loans and mortgage-backed and related securities,
(iii) variable rate certificates of deposit which reprice monthly are included in the three month or less category, (iv) all of the Company's money market and negotiable order of withdrawal ("NOW") accounts are deemed to reprice or mature within the three month or less category and (v) all of the Company's passbook accounts are deemed to reprice or mature in the over five year category. Management believes that these assumptions approximate actual experience and considers them reasonable. The interest rate sensitivity of the Company's assets and liabilities in the table could vary substantially, however, if different assumptions are used or if actual experience differs from the assumptions used:


                                                                                    Four to          Over one       Over three
                                                                 Within three        twelve            through     through five
                                                                       months        months        three years            years
                                                                 ------------        ------        -----------     ------------
                                                                                      (Dollars in Thousands)

Interest bearing earning assets:
  Investment securities(1)                                          $      --      $    20,056     $    94,887      $    84,817
  Mortgage-backed securities(2)
    Adjustable rate                                                      39,702         33,509            --               --
    Fixed rate                                                             --             --                 5              404
  Adjustable rate mortgage loans                                        365,139         68,943           8,235             --
  Fixed rate mortgage loans and other loans                             140,213        416,750         764,702          767,563
                                                                    -----------    -----------     -----------      -----------
    Total                                                           $   545,054    $   539,258     $   867,829      $   852,784
                                                                    ===========    ===========     ===========      ===========
Interest-bearing liabilities:
  Deposits(3)                                                       $   960,278    $ 1,112,986     $   197,848      $    26,600
  Borrowings                                                          1,736,898        172,205          50,427               19
                                                                    -----------    -----------     -----------      -----------
    Total                                                           $ 2,697,176    $ 1,285,191     $   248,275      $    26,619
                                                                    ===========    ===========     ===========      ===========
  Excess (deficiency) of interest-earning assets over
    interest-bearing liabilities                                    $(2,152,122)   $  (745,933)    $   619,554      $   826,165
  Cummulative excess (deficiency) of interest bearing
    earning assets over interest-bearing liabilities                $(2,152,122)   $(2,898,055)    $(2,278,501)     $(1,452,336)
  Ratio of cummulative excess (deficiency) of interest-
    earning assets over interest-bearing liabilities to total
    assets

                                                                        (42.07%)       (56.66%)        (44.55%)         (28.39%)


                                                                      Over five
                                                                          years                Totals
                                                                          -----                ------
Interest-earning assets:                                                 $   94,623          $  294,383
  Investment securities(1)
  Mortgage-backed securities(2)                                                --                73,211
    Adjustable rate                                                         792,267             792,676
    Fixed rate                                                                 --               442,317
  Adjustable rate mortgage loans                                          1,477,444           3,566,672
  Fixed rate mortgage loans and other loans                              ----------          ----------
                                                                         $2,364,334          $5,169,259
    Total                                                                ==========          ==========

Interest-bearing liabilities:                                            $  182,508          $2,480,220
  Deposits(3)                                                                  --             1,959,549
  Borrowings                                                             ----------          ----------
                                                                         $  182,508          $4,439,769
    Total                                                                ==========          ==========

  Excess (deficiency) of interest-earning assets over                    $2,181,826          $  729,490
    interst-bearing liabilities
  Cummulative excess (deficiency) of interest-earning                    $  729,490
    assets over interest-bearing liabilities
  Ratio of cummulative excess (deficiency) of interest-
    earning assets over interest-bearing liabilities                         14.26%
    to total assets

(1) Consists of held-to-maturity and available-for-sale securities. Available-for-sale securities have not been adjusted for unrealized net gains totalling $4.6 million at September 30, 1996.

(2) Consists of mortgage-backed securities available-for-sale and held-to-maturity, which have not been adjusted for net discounts totalling $15.6 million or unrealized net gains of $16.3 million at September 30, 1996.


(3) Does not include accrued interest payable, which amounted to $2.8 million at September 30, 1996.

SUBSIDIARIES

    The Company is a non-diversified unitary savings and loan holding company who conducts its primary business through its only subsidiary, the Association. The Association has several wholly-owned subsidiaries which are discussed further below.

    Washington Federal is permitted by current federal regulations to invest an amount up to 2% of its assets in stock, paid-in surplus and unsecured loans in service corporations. The Association may invest an additional 1% of its assets when the additional funds are utilized for community or inner-city purposes. In addition, federally-chartered savings institutions which are in compliance with regulatory capital requirements and other conditions also may make conforming loans to service corporations in which the lender owns or holds more than 10% of the capital stock in an aggregate amount of up to 50% of the loans-to-one borrower limitations contained in federal regulations. Savings institutions meeting these requirements also may make, subject to the loans-to-one borrower limitations, an unlimited amount of conforming loans to service corporations in which the lender does not own or hold more than 10% of the capital stock of certain other corporations meeting specified requirements.

    At September 30, 1996, the Association was authorized under the current regulations to have a maximum investment of $101.9 million in its service corporations, exclusive of the additional 1% of assets investments permitted for community or inner-city purposes but inclusive of the ability to make conforming loans to its subsidiaries. On that date, the Association's investment in and unsecured loans to its four wholly-owned service corporations amounted to $28.2 million and the Association had $5.4 million in conforming loans outstanding to its subsidiaries.

    At September 30, 1996, Washington Services, Inc. ("WSI"), a wholly-owned subsidiary of the Association, is presently developing a 301-acre light industrial center in the technology corridor of South Snohomish County, Washington, of which 123 buildable acres, with an investment of $13.2 million, remain unsold as of September 30, 1996. Based upon the sales history of this development, the Association believes the net realizable value from the sale of the remaining properties exceeds the subsidiary's basis in these properties.

    First Insurance Agency, Inc., a wholly-owned subsidiary of the Association, is an insurance brokerage company which offers a full line of individual and business insurance products. The agency provides insurance to the Association at competitive rates.

    First Federal Financial Services, Inc., a wholly-owned subsidiary of the Association, is incorporated under the laws of Idaho. The subsidiary is engaged in real estate development activities.

    Freedom Vineyards, Inc., a wholly-owned subsidiary of WSI, is incorporated under the laws of California for the purpose of operating an agricultural property located in that state. The Association intends to sell this property, which is classified as real estate held for sale.

    As a result of the acquisition of Metropolitan Bancorp the Company also acquired a 19% interest in the outstanding common stock of Phoenix Mortgage & Investment, Inc., a mortgage-banking company headquartered in Lynnwood, Washington which emphasizes the origination of single-family residential loans through seven loan origination offices located in northwest Washington.

    A savings association is required to deduct the amount of the investment in, and extensions of credit to, a subsidiary engaged in any activities not permissible for national banks. Because the acquisition and development of real estate is not a permissible activity for national banks, the investments in and loans to the subsidiary of the Association which is engaged in such activities are subject to exclusion from the capital calculation. See "Regulation - Association--Regulatory Capital Requirements."

EMPLOYEES

    As of September 30, 1996, the Company had approximately 602 employees, including the full-time equivalent of 55 part-time employees and its service corporation employees. None of these employees are represented by a collective bargaining agent, and the Company has enjoyed harmonious relations with its personnel.

EXECUTIVE OFFICERS

    The following table sets forth certain information concerning individuals who are deemed to be executive officers of Washington Federal as of November 30, 1996.

Names and Positions
     or Offices                                          Age         Business Experience during the last five years
     ----------                                          ---         ----------------------------------------------

Guy C. Pinkerton                                         62          Chairman since November 1994;
Director, President and                                              Chief Executive Officer since
Chief Executive Officer                                              October 1992; Director since
                                                                     October 1991; President since
                                                                     July 1988

Charles R. Richmond                                      57          Executive Vice President and
Director, Executive                                                  Secretary; Director since
Vice President and Secretary                                         February 1995


Ronald L. Saper                                          46          Executive Vice President and
Executive Vice President and                                         Chief Financial Officer since
Chief Financial Officer                                              October 1991; previously served
                                                                     as Senior Vice President and
                                                                     Controller of Far West Federal
                                                                     Bank and as Senior Vice President
                                                                     and Chief Financial Officer of
                                                                     National Bancshares Corporation
                                                                     of Texas

William A. Cassels                                       55          Executive Vice President
Executive Vice President

Lawrence D. Cierpiszewski                                53          Executive Vice President since
Executive Vice President                                             October 1996; previously served
                                                                     as Senior Vice President;
                                                                     previously was Executive Vice


Patrick F. Patrick                                       54          Executive Vice President with
Executive Vice President                                             completion of merger with
                                                                     Metropolitan Bancorp.; previously
                                                                     served as President, Chief
                                                                     Executive Officer and Director of
                                                                     Metropolitan Bancorp.

Keith D. Taylor                                          40          Senior Vice President and
Senior Vice President                                                Treasurer since August 1992;
and Treasurer                                                        Senior Vice President and
                                                                     Controller since December 1990;
                                                                     previously was Vice President and
                                                                     Controller

                                   REGULATION


    Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and the Association. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

THE COMPANY

    GENERAL. The Company is registered as a savings and loan holding company under the HOLA and is subject to OTS regulation, examination, supervision and reporting requirements.

    ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the savings institution subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "- The Association--Qualified Thrift Lender Test."

    If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Association or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

    RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

    The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

    FEDERAL SECURITIES LAWS. The Company's Common Stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934 ("Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

THE ASSOCIATION

    GENERAL. The Association is a federally-chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Association is subject to broad federal regulation and oversight by the OTS and the FDIC extending to all aspects of its operations. The Association is a member of the FHLB of Seattle and is subject to certain limited regulation by the Federal Reserve Board. The Association is a member of the SAIF and its deposits are insured by the SAIF fund administered by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Association.

    FEDERAL SAVINGS ASSOCIATION REGULATION. The OTS has extensive authority over the operations of savings associations. As part of this authority, savings associations are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. Such regulation and supervision is primarily intended for the protection of depositors.

    The investment and lending authority of the Association is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally are applicable to all federally-chartered savings associations and many also apply to state-chartered savings associations.

    INSURANCE OF ACCOUNTS. The deposits of the Association are insured up to $100,000 per insured member (as defined by law and regulation) by the SAIF and are backed by the full faith and credit of the United States Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

    The Federal Deposit Insurance Act ("FDIA"), as amended on December 19, 1991, required the FDIC to promulgate regulations which establish a risk-based assessment system, and gave the FDIC the authority to promulgate regulations governing the transition from the fixed-rate assessment system to the risk-based assessment system. Under FDIC regulations, institutions are assigned to one of three capital groups - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed under "Prompt Corrective Action" below. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Effective January 1, 1997 assessment rates for SAIF-insured institutions will range from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. In addition, an additional assessment of 6.4 basis points will be added to the regular SAIF-assessment until December 31, 1999 in order to cover Financing Corporation debt service payments.

    Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers the deposits of state and national banks and certain state savings banks, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved the required reserve ratio, and as a result, the FDIC reduced the average deposit insurance premium paid by BIF-insured banks to a level substatially below the average premium paid by savings institutions. Banking legislation was enacted September 30, 1996 to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions. The legislation provided that all insured depository institutions with SAIF-assessable deposits as of March 31, 1995 pay a special one-time assessment to recapitalize the SAIF. Pursuant to this legislation, the FDIC promulgated a rule that established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF-assessable deposits held by affected institutions as of March 31, 1995. Based upon its level of SAIF deposits as of March 31, 1995, the Association paid a special assessment of $15.0 million. The assessment was accrued in the quarter ended September 30, 1996.

    Another component of the SAIF recapitalization plan provides for the merger to the SAIF and the BIF on January 1, 1999, if no insured depository institution is a savings association on that date. If legislation is enacted which requires the Association to convert to a bank charter, the Company would become a bank holding company subject to the more restrictive activity limits imposed on bank holding companies unless special grandfather provisions are included in such legislation. The Company does not believe that its activities would be materially affected in the event that it was required to become a bank holding company.

    REGULATORY CAPITAL REQUIREMENTS. Federally insured savings associations are required to maintain minimum levels of regulatory capital. Pursuant to federal law, the OTS has established capital standards applicable to all savings associations. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

    The capital regulations create three capital requirements: a tangible capital requirement, a leverage or core capital requirement and a risk-based capital requirement. All savings associations must have tangible capital of at least 1.5% of adjusted total assets (as defined in the regulations). For purposes of this requirement, tangible capital is core capital less all intangibles other than certain purchased mortgage servicing rights (of which the Association has none). Core capital includes common stockholders' equity, non-cumulative perpetual preferred stock and related surplus and minority interests in consolidated subsidiaries, less intangibles (unless included under certain limited conditions, but in no event exceeding 25% of core capital), plus purchased mortgage servicing rights in an amount not to exceed 50% of core capital.

    The current leverage or core capital requirement is core capital, as defined above, of at least 3% of adjusted total assets.

    The risk-based capital standard adopted by the OTS currently requires savings associations to maintain a minimum ratio of total capital to risk-weighted assets of 8%. Total capital consists of core capital, defined above, and supplementary capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk-weighing categories range from 0% for low-risk assets such as U.S. Treasury securities and GNMA securities to 100% for various types of loans and other assets deemed to be of higher risk. Single family mortgage loans having loan-to-value ratios not exceeding 80% and meeting certain additional criteria, as well as certain multi-family residential property loans, qualify for a 50% risk-weight treatment. The book value of each asset is multiplied by the risk-weighting applicable to the asset category, and the sum of the products of this calculation equals total risk-weighted assets.

    OTS regulations impose special capitalization standards for savings associations that own service corporations and other subsidiaries. In addition, certain exclusions from capital and assets are required when calculating total capital in addition to the adjustments for calculating core capital. These adjustments do not materially affect the regulatory capital of the Association.

    For information regarding the Association's compliance with each of its three capital requirements at September 30, 1996, see Note P to the Consolidated Financial Statements.

    In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk is subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution is required to maintain additional capital in order to comply with the risk-based capital requirement. The final rule was originally to be effective as of January 1, 1994; however, its effectiveness has been delayed several times. In August 1995, the OTS issued Thrift Bulletin No. 67, which allows eligible institutions to request adjustment to their interest rate risk component as calculated by the OTS, or to request to use their own models to calculate their interest rate component. The OTS also indicated that it will continue to delay the effectiveness of its interest rate risk rule requiring institutions with above normal interest rate risk exposure to adjust their regulatory capital requirement until new procedures are implemented and evaluated.

    Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an association's operations and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

    PROMPT CORRECTIVE ACTION. Under federal law, each federal banking agency has implemented a system of prompt corrective action for institutions which it regulates. Under OTS regulations, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OTS to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 1996, the Association exceeded the requirements of a well capitalized institution.

    LIQUIDITY REQUIREMENTS. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5%.

    Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term United States Government obligations), and long-term assets (e.g., United States Government obligations of more than one and less than five years and state agency obligations with a minimum term of 18 months). The regulations governing liquidity requirements include as liquid assets debt securities hedged with forward commitments obtained from, or debt securities subject to repurchase agreements with, members of the Association of Primary Dealers in United States Government securities or banks whose accounts are insured by the FDIC, debt securities directly hedged with a short financial futures position, and debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of such securities. Certain mortgage-related securities with less than one year to maturity may be designated as liquid assets. Short-term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

    QUALIFIED THRIFT LENDER TEST. A savings association that does not meet a QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

    Under recent legislation and applicable regulations, any savings institution is a QTL if (i) it qualifies as a domestic building and loan association under
Section 7701(a)(19) of the Internal Revenue Code (which generally requires that at least 60% of the institution's assets constitute housing-related and other qualifying assets) or (ii) at least 65% of the institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At September 30, 1996, the Association was in compliance with the QTL test.

    TRANSACTIONS WITH AFFILIATES. Under federal law, all transactions between and among a savings association and its affiliates, which include holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act. Generally, these requirements limit these transactions to a percentage of the association's capital and require all of them to be on terms at least as favorable to the association as transactions with non-affiliates. In addition, a savings association may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate not a subsidiary. The OTS is authorized to impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a savings association. The OTS regulations also set forth various reporting requirements relating to transactions with affiliates.

    Extensions of credit by a savings association to executive officers, directors and principal shareholders are subject to Section 22(h) of the Federal Reserve Act, which, among other things, generally prohibits loans to any such individual where the aggregate amount exceeds an amount equal to 15% of an institution's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral.

    Section 22(h) permits loans to directors, executive officers and principal stockholders made pursuant to a benefit or compensation program that is widely available to employees of a subject savings association provided that no preference is given to any officer, director, or principal shareholder or related interest thereto over any other employee. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

    RESTRICTIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations on capital distributions by savings associations, including cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from associations meeting at least their minimum capital requirements, so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Associations and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

    As of September 30, 1996, the Association is a Tier 1 institution which can make capital distributions during any calendar year equivalent to 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets, and "fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. The OTS has approved the Association's capital distribution plan through the calendar year 1997.

    On December 5, 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, savings institutions would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized" as defined in the OTS prompt corrective action regulations. The Association would continue to be required to provide notice to the OTS of its intent to make a capital distribution. Management does not believe that the proposal will adversely affect the Association's ability to make capital distributions if it is adopted substantially as proposed.

    FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 1996, the Association's advances from the FHLB amounted to $1.2 billion.

    As a member, the Association is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1996, the Association had $64.5 million in FHLB stock, which was in compliance with this requirement.

    Recent changes in federal law now require the FHLBs to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

    FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At September 30, 1996, the Association was in compliance with its reserve requirements.

    The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy applicable liquidity requirements. Because required reserves must be maintained in the form of vault cash or a noninterest- bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the Association's earning assets. Savings institutions also have authority to borrow from the Federal Reserve Board's "discount window," but Federal Reserve Board regulations require them to exhaust all FHLB sources before borrowing in this manner.

                                    TAXATION


FEDERAL TAXATION

    For federal and state income tax purposes, the Company reports its income and expenses on the accrual basis method of accounting and files its federal and state income tax returns on a September 30 fiscal year basis. The Company files consolidated federal and state income tax returns with its wholly-owned subsidiaries.

    Washington Federal is subject to those rules of federal income taxation generally applicable to corporations. Historically, savings institutions which met certain definitional tests primarily relating to their assets and the nature of their businesses were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions were subject to specified formula limits, deducted in arriving at the institution's income. The maximum bad debt deduction allowable under the percentage of taxable income method ("Percentage Method') was 8% and, as a result, the effective federal income tax rate for the Association, absent other factors, was approximately 32.2%.

    Legislation adopted in August 1996 (i) repealed the provision of the Code which authorizes use of the Percentage Method by qualifying savings institutions to determine deductions for bad debts, effective for taxable years beginning after 1995, and (ii) required that a savings institution recapture for tax purposes (i.e. take into income) over a six-year period its applicable excess reserves, which for a thrift institution such as the Association generally is the excess of the balance of its bad debt reserves as of the close of its last taxable year beginning before January 1, 1996 over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988, which recapture would be suspended for any tax year that begins after December 31, 1995 and before January 1, 1998 (thus a maximum of two years) in which a savings institution originates an amount of residential loans which is not less than the average of the principal amount of such loans made by a savings institution during its six most recent taxable years beginning before January 1, 1996. These provisions did not have a material adverse effect on the Company's financial condition or operations.

    Washington Federal's tax returns have been examined through the year ended September 30, 1990.

STATE TAXATION

    The State of Washington does not have an income tax. A business and occupation tax based on a percentage of gross receipts is assessed against businesses; however, interest received on loans secured by mortgages or deeds of trust on residential properties is not subject to this tax.

    The State of Idaho has a corporate income tax with a statutory rate of 8% of apportionable income.

    The State of Oregon has a corporate excise tax with a statutory rate of 6.6% of apportionable income.

    The State of Utah has a corporate franchise tax with a statutory rate of 5% of apportionable income.

    The State of Arizona has a corporate income tax with a statutory rate of 9.3% of apportionable income.

ITEM 2.                 PROPERTIES

    The Association owns the building in which its home and executive offices are located, in Seattle, Washington. The following table sets forth certain information concerning the Association's offices:

                                                       Building
                     Number of                  --------------------------                   Net Book Value at
Location               Offices                  Owned               Leased(1)               September 30, 1996 (2)
--------             -----------                -----               ------                  ------------------
                                                                                                (In Thousands)
Washington              32                      18                    14                             $15,409
Idaho                   20                      16                     4                               5,952
Oregon                  21                      12                     9                               5,779
Utah                    11                       6                     5                               8,160
Arizona                  9                       5                     4                               2,495
                        --                      --                    --                             -------
     Total              93                      57                    36                             $37,795
                        ==                      ==                    ==                             =======


---------------

(1) The leases have varying terms expiring from 1996 through 2070, including renewal options.

(2) Amount represents land and improvements with respect to properties owned by the Association and represents the book value of leasehold improvements, where applicable.


    Washington Federal evaluates on a continuing basis the suitability and adequacy of its offices, both branches and administrative centers, and has an active program of opening, relocating, remodeling, or closing them as necessary to maintain efficient and attractive premises.

    Washington Federal's net investment in premises, equipment and leaseholds was $41.9 million at September 30, 1996.

ITEM 3.                 LEGAL PROCEEDINGS

    The Association is involved in legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition of the Association.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

PART II

ITEM 5.                 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS

    The information required herein is incorporated by reference from page 27 of the Company's Annual Report to Stockholders for Fiscal 1996 ("Annual Report"), which is included herein as Exhibit 13.

ITEM 6.                 SELECTED FINANCIAL DATA

    The information required herein is incorporated by reference from page 26 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required herein is incorporated by reference on pages 4 through 7 of the Annual Report.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary data required herein are incorporated by reference from pages 8 through 25 and page 27 of the Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required herein is included under Item 1 hereof.

ITEM 11.                EXECUTIVE COMPENSATION

    The information required herein is incorporated by reference to pages 11 to 14 of the proxy statement dated December 20, 1996.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

    The information required herein is incorporated by reference to pages 2 to 3 and 5 to 8 of the proxy statement dated December 20, 1996.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required herein is incorporated by reference to page 16 of the proxy statement dated December 20, 1996.

PART IV

ITEM 14.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                        FORM 8-K

    (a)(1) The following financial statements are incorporated herein by reference from pages 8 through 25 and page 27 of the Annual Report.

    Report of Independent Certified Public Accountants

    Consolidated Statements of Financial Condition as of
    September 30, 1996 and 1995

    Consolidated Statements of Operations for each of the years in the three year period ended September 30, 1996

    Consolidated Statements of Stockholders' Equity for each of the years in the three year period ended September 30, 1996

    Consolidated Statements of Cash Flows for each of the years in the three year period ended September 30, 1996

    Notes to Consolidated Financial Statements

    (a)(2) There are no financial statement schedules filed herewith.

    (a)(3) The following exhibits are filed as part of this report.


No.                     Exhibit                                       Page

3.1             Articles of Incorporation of the Company               (1)

3.2             Bylaws of the Company                                  (1)

4               Specimen Common Stock Certificate                      (1)

10.1            1982 Employee Stock Compensation Program*              (1)

10.2            1987 Stock Option and Stock Appreciation               (1)
                Rights Plan*

10.3            1994 Stock Option and Stock Appreciation               (1)
                Rights Plan*

13              Annual Report to Stockholders

21              Subsidiaries of the Company - Reference is              --
                made to Item 1, "Business - Subsidiaries" for the required information

 23             Consent of Independent Public Accountants

-------
*  Management contract or compensation plan.

    (1) Incorporated by reference from the Registrant's Registration Statement on Form 8-B filed with the SEC on January 26, 1995.

    (c) See (a)(3) above for all exhibits filed herewith and the Exhibit Index.

    (d) All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WASHINGTON FEDERAL, INC.



December 23, 1996                     By: /s/ Guy C. Pinkerton
-----------------                         ---------------------
Date                                     Guy C. Pinkerton,Chairman,
                                         President and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




 /s/ Kermit O. Hanson                           December 23, 1996
--------------------------                      -----------------
Kermit O. Hanson, Director                      Date



 /s/ W. Alden Harris                            December 23, 1996
--------------------------                      -----------------
W. Alden Harris, Director                       Date



 /s/ Anna C. Johnson                            December 23, 1996
--------------------------                      -----------------
Anna C. Johnson, Director                       Date



 /s/ John F. Clearman                           December 23, 1996
--------------------------                      -----------------
John F. Clearman, Director                      Date



 /s/ H. Dennis Halvorson                        December 23, 1996
--------------------------                      -----------------
H. Dennis Halvorson, Director                   Date

 /s/ E. W. Mersereau, Jr.                         December 23, 1996
------------------------------                    -----------------
E. W. Mersereau, Jr., Director                    Date
and Vice Chairman of the Board



 /s/ Guy C. Pinkerton                             December 23, 1996
------------------------------                    -----------------
Guy C. Pinkerton, Director, Chairman,             Date
President and Chief Executive Officer



 /s/ Richard C. Reed                              December 23, 1996
------------------------------                    -----------------
Richard C. Reed, Director                         Date



 /s/ Charles R. Richmond                          December 23, 1996
------------------------------                    -----------------
Charles R. Richmond, Director,                    Date
Executive Vice President and Secretary



 /s/ Ronald L. Saper                              December 23, 1996
------------------------------                    -----------------
Ronald L. Saper, CPA, Executive                   Date
Vice President and Chief Financial
Officer (principal financial officer)



 /s/ Keith D. Taylor                              December 23, 1996
------------------------------                    -----------------
Keith D. Taylor, CPA, Senior Vice President       Date
and Treasurer
(principal accounting officer)