Form 10-Q
period 1996-12-31
WASHINGTON FEDERAL INC
filed 1997-02-14
CIK 936528

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

   For the transition period from .............. to ...............

   For Quarter Ended: December 31, 1996    Commission file number: 025454

                         WASHINGTON FEDERAL, INC.
          (Exact name of registrant as specified in its charter)

             Washington                              91-1661606
    State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

               425 Pike Street       Seattle, Washington  98101
            (Address of principal executive offices and Zip Code)

                             (206) 624-7930
           (Registrant's telephone number, including area code)


   (Former name, address and fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X   No

(2)  Yes  X   No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Title of class:                                   at January 31, 1997
Common stock, $1.00 par value                            43,138,069 shares

                  WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                   PART I


Item 1.  Financial Statements

The Consolidated Financial Statements of Washington Federal, Inc. and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition
as of December 31, 1996 and September 30, 1996                   Page 3

Consolidated Statements of Operations for the three
months ended December 31, 1996 and 1995                          Page 4

Consolidated Statements of Cash Flows for the
three months ended December 31, 1996 and 1995                    Page 5

Notes to Consolidated Financial Statements                       Page 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     Page 8


                                   PART II


Item 1.  Legal Proceedings                                       Page 12

Item 2.  Changes in Securities                                   Page 12

Item 3.  Defaults upon Senior Securities                         Page 12

Item 4.  Submission of Matters to a Vote of Stockholders         Page 12

Item 5.  Other Information                                       Page 12

Item 6.  Exhibits and Reports on Form 8-K                        Page 12

         Signatures                                              Page 13


                  WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (UNAUDITED)
                                         Dec. 31, 1996         Sept. 30, 1996
                                        (In thousands, except per share data)

ASSETS
Cash                                        $   33,494             $   19,635
Available-for-sale securities                  810,857                533,615
Held-to-maturity securities, fair value
 of $620,224 and $629,649                      615,911                631,996
Loans receivable                             4,131,145              3,723,016
Interest receivable                             38,538                 34,628
Premises and equipment, net                     47,236                 41,885
Real estate held for sale                       31,831                 33,491
FHLB stock                                      88,469                 64,530
Costs in excess of net assets acquired          69,089                 27,457
Other assets                                     2,689                  4,725
                                            $5,869,259             $5,114,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Customer accounts
  Savings and demand accounts               $2,774,533             $2,423,885
  Repurchase agreements with customers          53,251                 56,335
                                             2,827,784              2,480,220
FHLB advances                                1,703,000              1,162,000
Other borrowings, primarily securities sold
 under agreements to repurchase                568,497                797,549
Advance payments by borrowers for taxes
 and insurance                                  11,206                 23,516
Federal and state income taxes                  56,165                 38,040
Accrued expenses and other liabilities          38,648                 35,951
                                             5,205,300              4,537,276
Stockholders' equity
Common stock, $1.00 par value, 100,000,000
 shares authorized; 46,501,972 and 44,011,776
 shares issued; 43,136,496 and
 40,695,450 shares outstanding                  46,502                 44,012
Paid-in capital                                463,724                405,563
Valuation adjustment for available-for-sale
 securities, net of taxes                       26,000                 13,000
Treasury stock, at cost; 3,365,476
 and 3,316,326 shares                          (69,635)               (68,499)
Retained earnings                              197,368                183,626
                                               663,959                577,702
                                            $5,869,259             $5,114,978

CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share              $    15.39             $    14.20
Stockholders' equity to total assets             11.31%                 11.28%
Loans serviced for others                   $  141,386             $  112,638
Weighted average rates at period end
  Loans and mortgage-backed securities            8.13%                  8.16%
  Investment securities*                          7.56%                  7.47%
   Combined interest rate on loans,
     mortgage-backed securities and
     investment securities                        8.09%                  8.11%
  Customer accounts                               5.01%                  4.93%
  Borrowings                                      5.45%                  5.45%
   Combined cost of customer accounts
    and borrowings                                5.21%                  5.16%
  Interest rate spread                            2.88%                  2.95%
 *Includes municipal bonds at tax equivalent yields


                 WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
                                                  Quarter Ended December 31,
                                                     1996           1995
                                                    (Dollars in thousands,
                                                    except per share data)

INTEREST INCOME
Loans                                             $84,362        $71,272
Mortgage-backed securities                         18,069         20,113
Investment securities                               6,379          5,455
                                                  108,810         96,840

INTEREST EXPENSE
Customer accounts                                  32,422         34,334
FHLB advances and other borrowings                 28,559         23,170
                                                   60,981         57,504

Net interest income                                47,829         39,336
Provision for loan losses                             229            483
Net interest income after provision for
  loan losses                                      47,600         38,853

OTHER INCOME
Gain on sale of securities                                           501
Other                                                 964          1,236
                                                      964          1,737

OTHER EXPENSE
Compensation and fringe benefits                    5,878          4,788
Regulatory assessments                              1,039          1,320
Occupancy expense                                     991            760
Other                                               2,963          1,926
                                                   10,871          8,794
Gain on real estate owned, net                         23             14
Income before income taxes                         37,716         31,810
Income taxes                                       13,615         11,556
NET INCOME                                        $24,101        $20,254

PER SHARE DATA
Net income                                        $   .58        $   .47
Cash dividends                                    $   .24        $   .22
Weighted average number of shares outstanding,
  including dilutive stock options             41,967,234     43,110,459
Return on average assets                             1.76%          1.73%


                 WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                   Quarter Ended December 31,
                                                           1996         1995
                                                             (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                             $ 24,101     $ 20,254
Adjustments to reconcile net income to net cash
 provided by operating activities
  Amortization of fees, discounts and premiums, net      (4,423)      (4,775)
  Amortization of costs in excess of net
   assets acquired                                        1,124          886
  Depreciation                                              505          458
  Gains on investment securities and real
   estate held for sale                                     (19)        (516)
  Decrease (increase) in accrued interest receivable        276       (2,323)
  Increase in income taxes payable                       15,110       13,500
  FHLB stock dividends                                   (1,568)        (824)
  Decrease (increase) in other assets                     8,511         (286)
  Increase (decrease) in accrued expenses and
   other liabilities                                     (1,784)       8,891
Net cash provided by operating activities                41,833       35,265

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property                           (139,312)    (315,372)
  Construction loans                                    (88,051)     (88,852)
  Land loans                                            (18,486)     (28,782)
  Loans refinanced                                       (9,548)     (19,167)
                                                       (255,397)    (452,173)
Savings account loans originated                         (1,120)      (1,713)
Loan principal repayments                               229,202      195,878
Decrease in undisbursed loans in process                (30,385)      (1,723)
Loans purchased                                            (205)        (218)
Purchase of available-for-sale securities                   ---      (27,444)
Principal payments and maturities of
 available-for-sale securities                           23,629       10,895
Sales of available-for-sale securities                      ---        4,266
Principal payments and maturities of
 held-to-maturity securities                             16,265       29,686
Proceeds from sale of real estate held for sale           2,881          368
Premises and equipment purchased, net                    (2,172)      (1,189)
FHLB stock purchased                                     (9,057)
Cash received from acquisitions                           3,590
Net cash used by investing activities                   (22,769)    (243,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts            (32,411)      41,323
Net increase in short-term borrowings                    51,590      245,191
Repayments of long-term borrowings                         ---       (60,000)
Proceeds from exercise of common stock options              116          311
Dividends                                               (10,359)      (9,339)
Treasury stock purchases                                 (1,136)
Decrease in advance payments by borrowers for
 taxes and insurance                                    (13,005)     (10,431)
Net cash provided (used) by financing activities         (5,205)     207,055

Increase (decrease) in cash                              13,859       (1,047)
Cash at beginning of period                              19,635       23,168
Cash at end of period                                  $ 33,494     $ 22,121

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
  Real estate acquired through foreclosure             $  1,045     $    189
  Transfer from held-to-maturity securities to
   available-for-sale portfolio                                      215,489
Cash paid during the period for
  Interest                                               62,565        6,096
  Income taxes                                              175        1,989


                 WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FIANANCIAL STATEMENTS
                     QUARTER ENDED DECEMBER 31, 1996


NOTE A - Basis of Presentation

The consolidated interim financial statements included in this report have been prepared by Washington Federal, Inc. ("Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The September 30, 1996 Consolidated Statement of Financial Condition was derived from audited financial statements.

NOTE B - Cash Dividend Paid

Dividends per share increased to 24 cents for the quarter ended December 31, 1996 compared with 22 cents for the same period one year ago. On January 24, 1997 the Company paid its fifty-sixth consecutive quarterly cash dividend.

NOTE C - Accounting For Certain Investments in Debt and Equity Securities

In November 1995, the Financial Accounting Standards Board issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" (the "Guide"). The Guide allowed the Company to reassess the appropriateness of the classifications of all its securities held at the time and no later than December 31, 1995 account for any resulting reclassification at fair value. During the quarter ended December 31, 1995, the Company reclassified as available-for-sale mortgage-backed securities with an amortized cost of $215,489,000 and unrealized gains of $8,517,000, net of tax, were recorded as a separate component of shareholders' equity. The unrealized gains on available-for-sale securities at December 31, 1996 was 26,000,000, net of tax.

NOTE D - Stock Repurchase Program

On March 28, 1996, the Board of Directors of the Company authorized its second stock repurchase program, which provides for the repurchase of an additional 2,000,000 shares of common stock, or approximately 5% of its outstanding shares. The repurchase will be made in open market transactions from time to time as deemed prudent by management. The repurchased shares will be held as treasury stock and will be available for general corporate purposes. As of December 31, 1996, 770,000 shares authorized for repurchase remain outstanding.

During the quarter 49,150 shares were repurchased at an average price of $23.13 per share. The Company has negotiated a $40,000,000 revolving credit facility to fund the repurchase of outstanding common stock.

NOTE E - Stock Dividend

On January 23, 1997, the Board of Directors of the Company declared an eleven-for-ten stock split in the form of a 10% stock dividend to stockholders of record on February 7, 1997 to be distributed on February 21, 1997. All previously reported per share amounts will be adjusted accordingly.

NOTE F - Merger

On November 30, 1996 the Company completed a merger with Metropolitan Bancorp ("Metropolitan"), of Seattle, Washington. Metropolitan had 10 offices, all located in the Seattle area. Under the terms of the agreement each Metropolitan share of common stock converted into .738 shares of the Company's common stock. The total value of the transaction was $59.4 million. The merger was accounted for by the purchase method. Approximately $42.8 million of costs in excess of net assets acquired will be amortized utilizing the straight-line method over 15 years.

                      PART I - Financial Information

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

On February 3, 1995, Washington Federal, Inc. (the "Company") completed its reorganization into a savings and loan holding company structure (the "Reorganization"). The Company's predecessor, Washington Federal Savings (the "Association") formed the Company in November, 1994 to effect the Reorganization. After stockholder approval of the Reorganization at its annual meeting, the Association became a wholly-owned subsidiary of the Company.

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans which are longer-term iin nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At December 31, 1996 the Company had approximately $3,215,116,000 more liabilities subject to repricing in the next year than assets subject to repricing. This amounted to a negative maturity gap of approximately 54.8% of total assets.

The interest rate spread increased for three consecutive quarters before declining slightly in the quarter ending December 31, 1996 as a result of the Metropolitan merger. The interest rate spread declined to 2.88% at December 31, 1996 from 2.95% at September 30, 1996, but improved from 2.55% at December 31, 1995. With the improvement of the interest rate spreads, the Company will control its asset growth and attempt to deleverage the balance sheet. FHLB advances and other borrowed money increased to an equivalent of 38.7% of total assets at December 31, 1996, compared to 38.3% of total assets at September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth at December 31, 1996 was $663,959,000 or 11.3% of total assets. This is an increase of $86,257,000 from September 30, 1996 when net worth was $577,702,000 or 11.3% of total assets. Of the increase $59.4 million is the additional stock issued in connection with the completed merger with Metropolitan. The ratio of net worth to total assets remains at a high level despite a 15% increase in assets during the quarter.

The Company's percentage of net worth to total assets is among the highest in the nation and the Association's regulatory capital ratios are over three times the minimum required under Office of Thrift Supervision ("OTS") regulations. Management believes this strong net worth position will help protect earnings against interest rate risk and enable it to compete more effectively for controlled growth through acquisitions and customer deposits increases.


The Company's cash and investment securities amounted to $319,905,000, a $1,323,000 increase from a quarter ago.

The minimum liquidity levels of the Association are governed by the regulations of the OTS. Liquidity is defined as the ratio of average cash and eligible unpledged investment securities to the sum of average withdrawable savings plus short-term (one year) borrowings. Currently, the Association is required to maintain short-term liquidity at one percent and total liquidity at five percent. At December 31, 1996, total liquidity was 5.46% compared to 5.82% at September 30, 1996.

CHANGES IN FINANCIAL POSITION

Available-for-sale and held-to-maturity securities. On October 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Generally after the adoption of SFAS No. 115, no transfers between the held-to-maturity and available-for-sale categories are allowed, however an exception was granted for the December 31, 1995 quarter.

As of December 31, 1996, the Company had unrealized gains of $26 million, net of tax, which are recorded as part of stockholders' equity. Mortgage-backed securities of $280,507,000 were acquired by the Company in the merger with Metropolitan, all of which were categorized as available-for-sale.

Loans receivable. Loans receivable grew 11% during the quarter to $4,131,145,000 at December 31, 1996 from $3,723,016,000 at September 30,
1996. The increased balance results primarily from $347,309,000 of loans acquired in the merger with Metropolitan.

On October 1, 1995, the Company adopted SFAS No. 114,"Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). SFAS No. 114 requires that loans that will not be repaid in accordance with their contractual terms be measured using a discounted cash flow methodology or the fair value of the collateral for certain loans. Smaller balance loans are excluded from the scope of the statement with limited exceptions.

At December 31, 1996, the Company's recorded investment in impaired loans was $20.4 million which had allocated reserves of $7.4 million. The increase of $13.2 million from September 31, 1996 was primarily due to the merger with Metropolitan. Loans of $3.5 million did not require reserves. The average balance of impaired loans during the quarter was $13.8 million and interest income (cash received) from impaired loans was $96,000.

Costs in excess of net assets acquired. The Company periodically monitors these assets for potential impairment in accordance with SFAS No. 121 "Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed of". As of December 31, 1996, there was no impairment of the costs in excess of net assets acquired. The merger with Metropolitan resulted in $42,755,000 of costs in excess of net assets acquired. The Company will continue to evaluate these assets and, if appropriate, provide for any diminuition in value of these assets as a result of any legislation.

Customer accounts. Customer accounts at December 31, 1996 were $2,827,784,000 compared with $2,480,220,000 at September 30, 1996. The merger with Metropolitan resulted in the assumption of $379,975,000 of deposits.

FHLB advances and other borrowings. Total borrowings increased to $2,271,497,000. The merger with Metropolitan accounted for $260,358,000 of the increase. See Interest Rate Risk above.

RESULTS OF OPERATIONS

Net interest income increased $8,493,000 (22%) to $47,829,000 for the December 1996 quarter from $39,336,000 a year ago. The net interest spread was 2.88% at December 31, 1996 compared to 2.95% at September 30, 1996 and 2.55% at December 31, 1995.

Interest income on loans increased $13,090,000 (18%) to $84,362,000 for the quarter ended December 1996 from $71,272,000 a year ago. The increase is associated with the increase in total outstanding loans to $4,131,145,000 at December 31, 1996 from $3,297,932,000 at the December 31, 1995. Average interest rates on loans decreased to 8.29% from 8.39% a year ago.

Interest income on mortgage-backed securities declined $2,044,000 (10%) to $18,069,000 for the quarter ended December 31, 1996 versus $20,113,000 the same period one year ago. The weighted average yield of 7.54% at December 31, 1996 was lower from the 7.68% at December 31, 1995.

Interest on investments increased $924,000 (17%) in the quarter versus the year ago quarter. The weighted average yield increased to 7.56% at December 31, 1996 compared with 7.55% at December 31, 1995. The combined investment securities and FHLB stock portfolio increased to $374,941,000 at December 31, 1996 versus $329,170,000 one year ago.

Interest expense on customer accounts decreased $1,912,000 (6%) to $32,422,000 for the quarter ended December 31, 1996 from $34,334,000 for the same period one year ago. The average cost of customer accounts decreased to 5.01% at quarter end compared to 5.52% one year ago.

Interest on FHLB advances and other borrowings increased $5,389,000 (23%) to $28,559,000 for the December 1996 quarter compared with $23,170,000 for the same quarter a year ago. The average rates paid at December 31, 1996 declined to 5.45% versus 5.77% at December 31, 1995.

Other income decreased $773,000 (44%) for the December 1996 quarter compared with the December 1995 quarter. Gains on the sale of available-for-sale securities totalled $501,000 in the December 1995 quarter while no securities were sold in the December 1996 quarter.

Other expense increased $2,538,000 (29%) for the quarter ended December 1996 compared with the December 1995 quarter, after adjusting for the $461,000 increase in deferred loan origination costs associated with loan volumes.
The changes reflect general inflationary increases plus the incremental costs associated with the expansion of the branch network from 87 offices at December 31, 1995 to 102 offices at December 31, 1996 and the merger with Metropolitan during the quarter. Other expense for the December 1996 quarter equalled .79% of average assets compared to .75% for the same quarter a year ago, while the number of staff, including part-time employees on a full-time equivalent basis, were 660 and 582, for the same periods, respectively.

Income taxes increased $2,059,000 (18%) in the December 1996 quarter due to a higher taxable income base. The effective tax rate was 36% for both the December 1996 and the December 1995 quarter.

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

Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

                       PART II - Other Information


     Item 1.......................Legal Proceedings

     From time to time the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company's financial position or results of operations.

     Item 2.......................Changes in Securities

     Not applicable

     Item 3.......................Defaults upon Senior Securities

     Not applicable

     Item 4.......................Submission of Matters to a
                                   Vote of Stockholders

     Not applicable

     Item 5.......................Other information

     Not applicable

     Item 6.......................Exhibits and Reports on Form 8-K

     Not applicable

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






     February 13, 1997               GUY C. PINKERTON
                                     Chairman, President and
                                     Chief Executive Officer







     February 13, 1997               RONALD L. SAPER
                                     Executive Vice President and
                                     Chief Financial Officer








     February 13, 1997               KEITH D. TAYLOR
                                     Senior Vice President and
                                     Treasurer