Form 10-Q
period 1997-03-31
WASHINGTON FEDERAL INC
filed 1997-05-14
CIK 936528

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended March 31, 1997

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from ____________ to ____________

      For Quarter Ended March 31, 1997    Commission file number:  025454

                         WASHINGTON FEDERAL, INC.
          (Exact name of registrant as specified in its charter)

                 Washington                          91-1661606
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)          Identification No.)

            425 Pike Street              Seattle, Washington  98101
            (Address of principal executive offices and Zip Code)

                             (206) 624-7930
          (Registrant's telephone number, including area code)

 ________________________________________________________________________
   (Former name, address and fiscal year, if changed since last report.)

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

         Title of class:                          at April 30, 1997

   Common stock, $1.00 par value                  47,457,082 shares

                 WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


                                   PART I

Item 1.  Financial Statements

The Consolidated Financial Statements of Washington Federal, Inc. and Subsidiaries filed as a part of the report are as follows:

Consolidated Statements of Financial Condition
as of March 31, 1997 and September 30, 1996............................Page 3

Consolidated Statements of Operations for the three
and six months ended March 31, 1997 and 1996...........................Page 4

Consolidated Statements of Cash Flows for the
six months ended March 31, 1997 and 1996...............................Page 5

Notes to Consolidated Financial Statements.............................Page 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................Page 7


                                   PART II


Item 1.  Legal Proceedings............................................Page 13

Item 2.  Changes in Securities........................................Page 13

Item 3.  Defaults upon Senior Securities..............................Page 13

Item 4.  Submission of Matters to a Vote of Stockholders..............Page 13

Item 5.  Other Information............................................Page 13

Item 6.  Exhibits and Reports on Form 8-K.............................Page 13

         Signatures...................................................Page 14

                 WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (Unaudited)
                                                    March       September
                                                 31, 1997         30,1996
                                        (In thousands, except per share data)
ASSETS
Cash...........................................$   21,573      $   19,635
Available-for-sale securities..................   751,954         533,615
Held-to-maturity securities....................   600,019         631,996
Loans receivable............................... 4,138,810       3,723,016
Interest receivable............................    38,514          34,628
Premises and equipment, net....................    47,599          41,885
Real estate held for sale......................    31,643          33,491
FHLB stock.....................................    90,051          64,530
Costs in excess of net assets acquired.........    66,300          27,457
Other assets...................................     2,529           4,725
                                               $5,788,992      $5,114,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Customer accounts
    Savings and demand accounts................$2,832,669      $2,423,885
    Repurchase agreements with customers.......    54,106          56,335
                                                2,886,775       2,480,220

FHLB advances.................................. 1,166,000       1,162,000
Other borrowings, primarily securities sold
 under agreements to repurchase................   961,627         797,549
Advance payments by borrowers for taxes
 and insurance.................................    21,877          23,516
Federal and state income taxes.................    43,950          38,040
Accrued expenses and other liabilities.........    39,961          35,951
                                                5,120,190       4,537,276
Stockholders' equity
Common stock, $1.00 par value, 100,000,000
 shares authorized; 51,112,701 and 44,011,776
 shares issued; 47,444,480 and 40,695,450
 shares outstanding............................    51,112          44,012
Paid-in capital................................   572,719         405,563
Valuation adjustment for available-for-sale
 securities, net of taxes......................    15,000          13,000
Treasury stock, at cost; 3,668,221 and
 3,316,326 shares..............................   (69,001)        (68,499)
Retained earnings..............................    98,972         183,626
                                                  668,802         577,702
                                               $5,788,992      $5,114,978

CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share.................$    14.10      $    12.91
Stockholders' equity to total assets...........     11.55%          11.28%
Loans serviced for others..................... $  133,708      $  112,638
Weighted average rates at period end
  Loans and mortgage-backed securities........       8.15%           8.16%
  Investment securities*......................       7.34            7.47
  Combined rate on loans, mortgage-backed
   securities and investment securities.......       8.09            8.11
  Customer accounts...........................       5.04            4.93
  Borrowings..................................       5.44            5.45
   Combined cost of customer accounts
    and borrowings............................       5.21            5.16
   Interest rate spread.......................       2.88            2.95
*Includes municipal bonds at tax equivalent yields

                   WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                     Quarter Ended       Six Months Ended
                                         March 31,              March 31,
                                   1997       1996        1997       1996
                                    (In thousands, except per share data)
INTEREST INCOME
Loans........................... $   90,282   $   75,065   $  174,644  $  146,337
Mortgage-backed securities......     20,056       19,587       38,125      39,700
Investment securities...........      6,525        5,432       12,904      10,887
                                    116,863      100,084      225,673     196,924

INTEREST EXPENSE
Customer accounts...............     35,479       33,325       67,901      67,659
FHLB advances and other
  borrowings....................     29,514       23,606       58,073      46,776
                                     64,993       56,931      125,974     114,435

Net interest income.............     51,870       43,153       99,699      82,489
Provision for loan losses.......        184          301          413         784
Net interest income after
 provision for loan losses......     51,686       42,852       99,286      81,705

OTHER INCOME
Gain on sale of securities......        ---          208          ---         709
Other...........................        814        1,044        1,778       2,280
                                        814        1,252        1,778       2,989

OTHER EXPENSE
Compensation and fringe benefits      6,013        5,084       11,891       9,872
Federal insurance premiums......        304        1,435        1,343       2,755
Occupancy expense...............      1,055          836        2,046       1,596
Other...........................      3,839        2,247        6,802       4,173
                                     11,211        9,602       22,082      18,396
 Gains on real estate owned, net        217            7          240          21
Income before income taxes......     41,506       34,509       79,222      66,319
Income taxes....................     15,100       12,700       28,715      24,256
NET INCOME...................... $   26,406   $   21,809   $   50,507  $   42,063

PER SHARE DATA
Net income...................... $      .55   $      .46   $     1.08  $      .89
Cash dividends.................. $      .22   $      .20   $      .44  $      .40
Weighted average number of
 shares outstanding, including
 dilutive stock options........  47,892,259   47,409,491   46,945,571  47,412,361
Return on average assets........       1.82%        1.79%        1.80%       1.76%

               WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                                Six Months Ended March 31,
                                                        1997          1996
                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income......................................... $ 50,507      $ 42,063
Adjustments to reconcile net income to net cash
 provided by operating activities
  Amortization of fees, discounts and premiums, net   (8,946)       (9,565)
  Amortization of costs in excess of net
   assets acquired.................................    2,715         1,772
  Depreciation.....................................    1,029           926
  Gains on investment securities and real estate
   held for sale...................................     (229)         (730)
  Decrease (increase) in accrued interest
   receivable......................................      300        (1,400)
  Increase in income taxes payable.................    9,895         1,192
  FHLB stock dividends.............................   (3,150)       (1,681)
  Decrease (increase) in other assets..............    8,901        (9,532)
  Increase in accrued expenses and other liabilities    (471)        9,805
Net cash provided by operating activities..........   60,551        32,850

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property....................... (254,985)     (550,007)
  Construction loans............................... (177,620)     (199,977)
  Land loans.......................................  (34,326)      (46,076)
  Loans refinanced.................................  (20,937)      (40,573)
                                                    (487,868)     (836,633)
Savings account loans originated...................   (3,543)       (3,046)
Loan principal repayments..........................  470,086       400,195
Increase (decrease) in undisbursed loans in process  (41,344)        9,375
Loans purchased....................................     (421)         (333)
Purchase of available-for-sale securities..........  (24,187)     (171,096)
Principal payments and maturities of available-
 for-sale securities...............................   40,645       112,848
Sales of available-for-sale securities.............   48,257        98,691
Principal payments and maturities of available-
 for-sale securities...............................   32,271        61,478
Proceeds from sale of real estate held for sale....    5,025           521
Premises and equipment purchased, net..............   (3,059)       (1,378)
FHLB stock purchased...............................   (9,057)         ---
Cash received from acquisitions....................    3,590          ---
Net cash used by investing activities..............   30,395      (329,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts.......   26,580        51,249
Net increase (decrease) in short-term borrowings...  (92,280)      370,315
Repayments of long-term borrowings.................     ---       (100,000)
Proceeds from exercise of common stock options.....      325           325
Treasury stock purchased...........................     (502)       (4,485)
Dividends..........................................  (20,797)      (18,733)
Decrease in advance payments by borrowers for
  taxes and insurance..............................   (2,334)       (4,168)
Net cash provided by financing activities..........  (89,008)      294,503

Increase (decrease in cash)........................    1,938        (2,025)
Cash at beginning of period........................   19,635        23,168
Cash at end of period.............................. $ 21,573      $ 21,143

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities
  Real estate acquired through foreclosure......... $  2,791      $  1,211
  Securities reclassified to available-for-sale
   portfolio.......................................     ---        215,489
Cash paid during the period for
  Interest.........................................   64,133       114,926
  Income taxes.....................................   20,490        23,147


                WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED MARCH 31, 1997

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

NOTE B - Cash Dividend Paid

Dividends per share increased to 22 cents for the quarter ended March 31, 1997 compared with 20 cents for the same period one year ago. On May 2, 1997 the Company paid its fifty-seventh consecutive quarterly cash dividend.

NOTE C - Stock Dividend

On January 23, 1997, the Board of Directors of the Company declared an eleven-for-ten stock split in the form of a 10% stock dividend to stockholders of record on February 7, 1997 which was distributed on February 21, 1997. All previously reported per share amounts have been adjusted accordingly.

NOTE D - Merger

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

               WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Washington Federal, Inc. (the "Company") is a unitary savings and loan holding company. The Company's wholly-owned subsidiary, Washington Federal Savings (the "Association") is the Company's primary operating entity.

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans which are longer term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At March 31, 1997 the Company had $3,052,196,000 more liabilities subject to repricing in the next year than assets subject to repricing. This amounted to a negative maturity gap of 52.7% of total assets.

The interest rate spread remained steady at 2.88% at March 31, 1997 compared to December 31, 1996 after declining from 2.95% at September 30, 1996, but improved from 2.78% at March 31, 1996. With the current rising interest rate environment and the Company's large negative maturity gap, we expect the interest rate spread and therefore, net interest income to come under pressure. To counter this the Company will attempt to control asset growth without further leveraging of the balance sheet. FHLB advances and other borrowed money decreased to an equivalent of 36.7% of total assets at March 31, 1997, compared to 38.3% of total assets at September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth at March 31, 1997 was $668,802,000 or 11.55% of total assets. This is an increase of $91,100,000 from September 30, 1996 when net worth was $577,702,000 or 11.3% of total assets. Of the increase, $59.4 million is the additional stock issued in connection with the completed merger with Metropolitan. The ratio of net worth to total assets remains at a high level despite an 13% increase in assets during the six months.

As of March 31, 1997, the Company had 794,620 shares remaining of a 2,200,000 share stock repurchase program authorized by its Board of Directors. During the six months ended March 31, 1997, 54,065 shares were repurchased at an average price of $21.03 per share. Repurchases are made in open market transactions from time to time as deemed prudent by management. Repurchased shares are held as treasury stock and made available for general corporate purposes.

The Company has negotiated a $40,000,000 revolving credit facility to fund the repurchase of outstanding common stock. As of March 31, 1997, $1,000,000 was outstanding on the credit facility.

During the six months ended March 31, 1997 the Company issued 33,802 shares of common stock from treasury stock to the Washington Federal Savings Profit Sharing Retirement Plan and Employee Stock Ownership Plan ("ESOP"). The ESOP paid an average of $23.64 per share for the common stock.

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

The Company's cash and investment securities amounted to $326,311,000, a $7,669,000 increase from six months ago.

The minimum liquidity levels of the Association are governed by the regulations of the OTS. Liquidity is defined as the ratio of average cash and eligible unpledged investment securities to the sum of average withdrawable savings plus short-term borrowings. Currently, the Association is required to maintain short-term liquidity at one percent and total liquidity at five percent. At March 31, 1997, total liquidity was 5.30% compared to 5.82% at September 30, 1996.


CHANGES IN FINANCIAL CONDITION

Available-for-Sale and Held-to-Maturity Securities. The Company purchased $24,187,000 of U.S. government and agency securities during the six month period, all of which were categorized as available-for-sale.

The Company sold $48,257,000 of available-for-sale mortgage-backed securities which resulted in no gains or losses during the six month period ended March 31, 1997. As of March 31, 1997, the Company had unrealized gains on available-for-sale securities of $15,000,000, net of tax, which were recorded as part of stockholders' equity.

Loans Receivable. Loans receivable grew 11% during the six month period to $4,138,810,000 at March 31, 1997 from $3,723,016,000 at September 30, 1996.
The increased balance results primarily from $347,309,000 of loans acquired in the merger with Metropolitan.

The Company measures loans that will not be repaid in accordance with their contractual terms using a discounted cash flow methodology or the fair value of the collateral for certain loans. Smaller balance loans are excluded with limited exceptions. At March 31, 1997, the Company's recorded investment in impaired loans was $20.0 million which had allocated reserves of $6.9 million. The increase of $12.8 million from September 30, 1996 was primarily due to the merger with Metropolitan. Loans of $4.1 million did not require reserves.
The average balance of impaired loans during the quarter was $20.2 million and interest income (cash received) from impaired loans was $83,000. For the six months ended March 31, 1997 the average amount of impaired loans was $9.9 million and interest income (cash received) from impaired loans was $180,000.

Costs in excess of net assets acquired. The Company periodically monitors costs in excess of net assets acquired for potential impairment of which there was none at March 31, 1997. The merger with Metropolitan resulted in $42,755,000 of costs in excess of net assets acquired. The Company will continue to evaluate these assets and, if appropriate, provide for any diminution in value of these assets as a result of any legislation.

Customer Accounts. Customer accounts at March 31, 1997 were $2,886,775,000 compared with $2,480,220,000 at September 30, 1996. The merger with Metropolitan resulted in the assumption of $379,975,000 of deposits.

FHLB advances and other borrowings. Total borrowings increased to $2,127,627,000. The merger with Metropolitan accounted for $260,358,000 of the increase. See Interest Rate Risk above.

RESULTS OF OPERATIONS

Net interest income increased $8,717,000 (20%) to $51,870,000 for the March 1997 quarter from $43,153,000 a year ago, while net interest income increased $17,210,000 (21%) to $99,699,000 for the six months ended March 31, 1997 from the $82,489,000 for the same period of 1996. The net interest spread was 2.88% at March 31, 1997 compared to 2.88% at December 31, 1996 and 2.78% at March 31, 1996.

Interest income on loans increased $15,217,000 (20%) to $90,282,000 for the quarter ended March 31, 1997 from $75,065,000 for the same period one year ago. For the six months ended March 31, 1997 interest on loans increased $28,307,000 (19%) to $174,644,000 from $146,337,000 for the same period one year ago. The increase is associated with the increase in total outstanding loans to $4,138,810,000 at March 31, 1997 from $3,471,535,000 at March 31,
1996. Average interest rates on loans were 8.29% at March 31, 1997 compared with 8.29% one year ago.

Interest income on mortgage-backed securities increased $469,000 (2%) to $20,056,000 for the quarter ended March 31, 1997 versus the $19,587,000 for the quarter one year ago. Interest on mortgage-backed securities declined $1,575,000 (4%) to $38,125,000 for the six months ended March 31, 1997 compared with the $39,700,000 for the same period one year ago. The weighted average yield of 7.57% at March 31, 1997 was down slightly from the 7.65% at March 31, 1996.

Interest on investments increased $1,093,000 (20%) to $6,525,000 for the quarter ended March 31, 1997 versus the $5,432,000 for the quarter one year ago. Interest on investments increased $2,017,000 (19%) to $12,904,000 for the six months ended March 31, 1997 compared with the $10,887,000 for the same period one year ago. The weighted average yield was 7.34% at March 31, 1997 compared to 7.34% at March 31, 1996.

Interest expense on customer accounts increased $2,154,000 (6%) to $35,479,000 for the March 1997 quarter from $33,325,000 for the March 1996 quarter. Interest expense on customer accounts increased $242,000 (1%) to $67,901,000 for the six months ended March 31, 1997 versus $67,659,000 for the same period one year ago. The average cost of customer accounts decreased to 5.04% at quarter end compared to the 5.19% one year ago.

Interest on FHLB advances and other borrowings increased $5,908,000 (25%) to $29,514,000 for the March 1997 quarter compared with the $23,606,000 for the March 1996 quarter. The six-month figures increased $11,297,000 (24%) to $58,073,000 compared with the $46,776,000 for the same period one year ago. The average rates paid at March 31, 1997 declined to 5.44% versus 5.50% at March 31, 1996.

Other income decreased $438,000 (35%) to $814,000 for the March 1997 quarter compared with the $1,252,000 for the March 1996 quarter. Other income decreased $1,211,000 (41%) to $1,778,000 for the six months ended March 31, 1997 versus $2,989,000 for the same period one year ago. Gains on the sale of available-for-sale securities totalled $208,000 and $709,000 for the quarter and six months ended March 31, 1996, respectively. No gains were recognized on sale of securities for the six months ending March 31, 1997.

Other expense increased $1,148,000 (11%) and $2,619,000 (13%), respectively, for the quarter and six months ended March 31, 1997 compared to the same periods ended March 31, 1996. Both increases were offset by adjustments of $461,000 and $1,067,000, respectively, for deferred loan origination costs associated with loan volumes for the quarter and six months ended March 31, 1997. The changes reflect general inflationary increases plus the incremental costs associated with the expansion of the branch network from 89 offices at March 31, 1996 to 104 offices at March 31, 1997 and the merger with Metropolitan during the period. Other expense for the quarter and six months ended March 31, 1997 equalled .77% and .79%, respectively, of average assets compared to .79% and .77%, respectively, for the same periods one year ago. The number of staff, including part-time employees on a full-time equivalent basis, were 654 at March 31, 1997 and 583 at March 31, 1996.

Income taxes increased $2,400,000 (19%) and $4,459,000 (18%) for the quarter and six months ended March 31, 1997, respectively, when compared to the same period one year ago due to higher taxable income. The effective tax rate was 36.5% for both the six-month period ended March 31, 1997 and the same period ended March 31, 1996.

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

Item 1.. . . . . .Legal Proceedings

From time to time the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company's financial position or results of operations.

Item 2.. . . . . .Changes in Securities

Not applicable

Item 3.. . . . . .Defaults Upon Senior Securities

Not applicable

Item 4.. . . . . .Submission of Matters to a Vote of Stockholders

The Annual Meeting of Stockholders of Washington Federal, Inc. was held on January 23, 1997. Three nominees for election as Directors, John F. Clearman,
H. Dennis Halvorson, and W. Alden Harris , were elected for three-year terms. The votes cast for John F. Clearman were 38,388,463 shares "For" and 96,824 shares withheld. The votes cast for H. Dennis Halvorson were 38,369,067 shares "For" and 116,220 shares withheld. The votes cast for W. Alden Harris were 38,385,156 shares "For" and 100,231 shares withheld.

The stockholders ratified the appointment of Deloitte & Touche LLP as Washington Federal, Inc.'s independent public accountants for fiscal 1997 with 38,313,743 votes cast for the proposal, 52,715 votes cast against the proposal and 118,829 shares abstaining.

Item 5.. . . . . .Other Information

Not applicable

Item 6.. . . . . .Exhibits and Reports on Form 8-K

Not applicable

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  \S\GUY C. PINKERTON
May 13, 1997                         GUY C. PINKERTON
                                     Chairman, President and
                                     Chief Executive Officer





                                  \S\RONALD L. SAPER
May 13, 1997                         RONALD L. SAPER
                                     Executive Vice-President and
                                     Chief Financial Officer





                                  \S\KEITH D. TAYLOR
May 13, 1997                         KEITH D. TAYLOR
                                     Senior Vice-President and
                                     Treasurer