Form 10-Q
period 1997-06-30
WASHINGTON FEDERAL INC
filed 1997-08-14
CIK 936528

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended    June 30, 1997

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from --------- to ----------.

        For the quarterly period ended    June 30, 1997

                      Commission file number:   0-25454

                           WASHINGTON FEDERAL, INC.
              (Exact name of registrant as specified in its charter)

                       Washington                91-1661606
                (State or other jurisdiction of        (I.R.S. Employer
                incorporation or organization)        Identification No.)

                425 Pike Street, Seattle, Washington 98101
              (Address of principal executive offices and Zip Code)

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

               Title of class:                 at August 12, 1997
        Common stock, $1.00 par value           47,468,581 shares

                   WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                     PART I


Item 1.  Financial Statements

           The Consolidated Financial Statements of Washington Federal, Inc. and Subsidiaries filed as a part of the report are as follows:

           Consolidated Statements of Financial Condition
           as of June 30, 1997 and September 30, 1996                 Page 3

           Consolidated Statements of Operations for the three
           and nine months ended June 30, 1997 and 1996               Page 4

           Consolidated Statements of Cash Flows
           for the nine months ended June 30, 1997 and 1996           Page 5

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

Item 3.  Defaults upon Senior Securities                              Page 12

Item 4.  Submission of Matters to a Vote of Stockholders              Page 12

Item 5.  Other Information                                            Page 12

Item 6.  Exhibits and Reports on Form 8-K                             Page 12

         Signatures                                                   Page 13

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                      (UNAUDITED)
                                            June 30, 1997    September 30, 1996
                                           (In thousands, except per share data)
ASSETS
Cash                                           $   33,410           $   19,635
Available-for-sale securities, including
 mortgage-backed securities of $424,366           711,709              533,615
Held-to-maturity securities, including
 mortgage-backed securities of $550,797           574,268              631,996
Loans receivable                                4,169,169            3,723,016
Interest receivable                                36,980               34,628
Premises and equipment, net                        50,263               41,885
Real estate held for sale                          30,312               33,491
FHLB stock                                         91,735               64,530
Costs in excess of net assets acquired             60,275               27,457
Other assets                                        2,264                4,725
                                               $5,760,385           $5,114,978
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Customer accounts
    Savings and demand accounts                $2,869,890           $2,423,885
    Repurchase agreements with customers           56,469               56,335
                                                2,926,359            2,480,220

  FHLB advances                                 1,680,000            1,162,000
  Other borrowings, primarily securities
   sold under agreements to repurchase            355,045              797,549
  Advance payments by borrowers for taxes
   and insurance                                   15,098               23,516
  Federal and state income taxes                   47,905               38,040
  Accrued expenses and other liabilities           39,965               35,951
                                                5,064,372            4,537,276
Stockholders' equity
  Common stock, $1.00 par value, 100,000,000
   shares authorized; 51,130,288 and 44,011,776
   shares issued; 47,462,067 and 40,695,450
   shares outstanding                              51,130               44,012
  Paid-in capital                                 572,911              405,563
  Valuation adjustment for available-for-sale
   securities, net of taxes                        26,000               13,000
  Treasury stock, at cost; 3,668,221 and
   3,316,326 shares                               (69,001)             (68,499)
  Retained earnings                               114,973              183,626
                                                  696,013              577,702
                                               $5,760,385           $5,114,978

CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share                 $    14.66           $    12.91
Stockholders' equity to total assets                12.08%               11.28%
Loans serviced for others                      $  110,306           $  112,638
Weighted average rates at period end
  Loans and mortgage-backed securities               8.18%                8.16%
  Investment securities*                             7.53                 7.47
    Combined rate on loans, mortgage-backed
     securities and investment securities            8.13                 8.11
  Customer accounts                                  5.16                 4.93
  Borrowings                                         5.53                 5.45
    Combined cost of customer accounts and
      borrowings                                     5.31                 5.16
  Interest rate spread                               2.82                 2.95
 *Includes municipal bonds at tax equivalent yields


                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                      Quarter Ended              Nine Months
                                           June 30,           Ended June 30,
                                    1997       1996          1997       1996
                                     (In thousands, except per share data)
INTEREST INCOME
Loans                          $   91,002   $  78,339    $  265,646  $  224,676
Mortgage-backed securities         18,468      17,764        56,593      57,464
Investment securities               6,811       6,889        19,715      17,776
                                  116,281     102,992       341,954     299,916

INTEREST EXPENSE
Customer accounts                  36,465      31,320       104,366      98,979
FHLB advances and other
 borrowings                        28,935      25,619        87,008      72,395
                                   65,400      56,939       191,374     171,374
Net interest income                50,881      46,053       150,580     128,542
Provision for loan losses             201       1,276           614       2,060
Net interest income after
 provision for loan losses         50,680      44,777       149,966     126,482

OTHER INCOME
Gains on sale of securities           340         735           340       1,444
Other                               1,086       1,093         2,864       3,373
                                    1,426       1,828         3,204       4,817

OTHER EXPENSE
Compensation & fringe benefits      6,164       5,113        18,055      14,985
Federal insurance premiums            523       1,389         1,866       4,144
Occupancy expense                   1,036         862         3,082       2,458
Other                               3,458       2,250        10,260       6,423
                                   11,181       9,614        33,263      28,010
Gains on real estate owned, net       515          25           755          46
Income before income taxes         41,440      37,016       120,662     103,335
Income taxes                       14,425      13,546        43,140      37,802

NET INCOME                     $   27,015   $  23,470    $   77,522  $   65,533

PER SHARE DATA
Net income                     $      .56   $     .50    $     1.64  $     1.39
Cash dividends                 $      .23   $     .21    $      .67  $      .61
Weighted average number of
 shares outstanding, including
 dilutive stock options        47,925,077  46,877,675    47,320,694  47,236,044
Return on average assets             1.89%       1.87%         1.83%       1.80%

                   WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        .                          (UNAUDITED)
Nine Months Ended June 30,                                1997            1996
                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                            $ 77,522      $   65,533
Adjustments to reconcile net income to net
 cash provided by operating activities
  Amortization of fees, discounts and premiums, net    (13,451)        (14,809)
  Amortization of costs in excess of net
   assets acquired                                       4,091           2,658
  Depreciation                                           1,560           1,410
  Gains on sale of investments and real estate
   held for sale                                        (1,036)         (1,490)
  Decrease (increase) in accrued interest receivable     1,834          (2,914)
  Increase in income taxes payable                       7,850           6,028
  FHLB stock dividends                                  (4,834)         (2,678)
  Decrease (increase) in other assets                    9,166          (2,525)
  Increase (decrease) in accrued expenses and
   other liabilities                                      (467)          5,993
Net cash provided by operating activities               82,235          57,206

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property                          (402,663)       (803,361)
  Construction loans                                  (300,970)       (318,505)
  Land loans                                           (54,067)        (71,690)
  Loans refinanced                                     (30,144)        (54,635)
                                                      (787,844)     (1,248,191)

Savings account loans originated                        (5,752)         (4,900)
Loan principal repayments                              722,471         640,041
Increase (decrease) in undisbursed loans in process    (18,761)         30,973
Loans purchased                                           (764)           (786)
Purchase of available-for-sale securities              (44,187)       (241,230)
Principal payments and maturities of
 available-for-sale securities                          70,900         123,534
Sales of available-for-sale securities                 109,252         165,719
Principal payments and maturities of
 held-to-maturity securities                            47,765          91,940
Proceeds from sale of real estate held for sale          9,770             970
Premises and equipment purchased, net                   (6,254)         (2,367)
FHLB stock purchased                                    (9,057)         (6,500)
Cash received from acquisitions                          3,590            ---
Net cash provided by (used in) investing activities     91,129        (450,797)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts                       66,164          53,012
Net increase (decrease) in short-term borrowings      (184,862)        549,247
Repayments of long-term borrowings                       ---          (160,000)
Proceeds from exercise of common stock options             535             368
Treasury stock purchased                                  (502)        (11,884)
Dividends                                              (31,811)        (28,451)
Decrease in advance payments by borrowers for
 taxes and insurance                                    (9,113)         (9,770)
Net cash provided by (used in) financing activities   (159,589)        392,522

Increase (decrease) in cash                             13,775          (1,069)
Cash at beginning of period                             19,635          23,168
Cash at end of period                                 $ 33,410      $   22,099

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities
  Real estate acquired through foreclosure            $  4,119      $    2,719
  Securities reclassified to available-for-sale
   portfolio                                             ---           215,489
Cash paid during the period for
  Interest                                             192,052         170,573
  Income taxes                                          36,930          31,775

                   WASHINGTON FEDERAL, INC, AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE AND NINE MONTHS ENDED JUNE 30, 1997

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

NOTE B - Cash Dividend Paid

Dividends per share increased to 23 cents for the quarter ended June 30, 1997 compared with 21 cents for the same period one year ago. On July 25, 1997 the Company paid its fifty-eighth consecutive quarterly cash dividend.

NOTE C - Stock Dividend

On January 23, 1997, the Board of Directors of the Company declared and eleven-for-ten stock split in the form of a 10% stock dividend to stockholders of record on February 7, 1997 which was distributed on February 21, 1997. All previously reported per share amounts have been adjusted accordingly.

NOTE D - Merger

On November 30, 1996 the Company completed a merger with Metropolitan Bancorp ("Metropolitan"), of Seattle, Washington. Metropolitan had 10 offices, all located in the Seattle area. Under the terms of the agreement each Metropolitan share of common stock converted into .738 shares of the Company's common stock. The total value of the transaction was $59.4 million. The merger was accounted for by the purchase method. Approximately $36.9 million of costs in excess of net assets acquired will be amortized utilizing the straight-line method over 15 years.

  PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

Washington Federal, Inc. (the "Company") is a unitary savings and loan holding company. The Company's wholly-owned subsidiary, Washington Federal Savings (the "Association") is the Company's primary operating entity.

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans which are longer term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At June 30, 1997 the Company had a negative one year maturity gap of approximately 50% of total assets.

The interest rate spread declined to 2.82% at June 30, 1997 compared to 2.88% at March 31, 1997 and 2.95% at September 30, 1996. Higher funding costs combined with assimilation of Metropolitan's lower yielding loan and securities portfolios contributed to the slight decrease in the interest rate spread. With the possibility of a continuing rising interest rate environment and the Company's large negative maturity gap, we expect the interest rate spread and therefore, net interest income to come under pressure. To counter this the Company will restructure its balance sheet by replacing securities acquired in the Metropolitan merger with higher yielding loans. As part of the strategy the Company sold $60.7 million of securities during the June 1997 quarter reducing FHLB advances and other borrowed money to 35.3% of total assets at June 30, 1997 compared to 38.3% of total assets at September 30, 1996. The Company's large capital position provides significant flexibility to expand the balance sheet through increased loan origination in order to offset any continuing reduction of interest rate spreads.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth at June 30, 1997 was $696,013,000 or 12.08% of total assets. This is an increase of $118,311,000 from September 30, 1996 when net worth was $577,702,000 or 11.3% of total assets. Of the increase, $59.4 million resulted from the additional stock issued in connection with the completed merger with Metropolitan. The ratio of net worth to total assets remains at a high level despite a 13% increase in assets during the nine months.

As of June 30, 1997, the Company had 764,266 shares remaining of a 2,200,000 share stock repurchase program authorized by its Board of Directors. During the nine months ended June 30, 1997, 54,065 shares were repurchased at an average price of $21.03 per share. Repurchases are made in open market transactions from time to time as deemed prudent by management. Repurchased shares are held as treasury stock and made available for general corporate purposes.

The Company has negotiated a $40,000,000 revolving credit facility to fund the repurchase of outstanding common stock. As of June 30, 1997, $1,000,000 was outstanding on the credit facility.

During the nine months ended June 30, 1997 the Company issued 33,802 shares of common stock from treasury stock to the Washington Federal Savings Profit Sharing Retirement Plan and Employee Stock Ownership Plan ("ESOP"). The ESOP paid an average of $23.64 per share for the common stock.

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

The Company's cash and investment securities amounted to $344,223,000, a $25,581,000 increase from nine months ago.

The minimum liquidity levels of the Association are governed by the regulations of the OTS. Liquidity is defined as the ratio of average cash and eligible unpledged investment securities to the sum of average withdrawable savings plus short-term borrowings. Currently, the Association is required to maintain short-term liquidity at one percent and total liquidity at five percent. At June 30, 1997, total liquidity was 5.06% compared to 5.82% at September 30, 1996.

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities. The Company purchased $44,187,000 of U.S. government and agency securities during the nine month period, all of which were categorized as available-for-sale.

The Company sold $109,252,000 of available-for-sale mortgage-backed securities which resulted in net gains of $340,000 during the nine month period ended
June 30, 1997.   As of June 30, 1997, the Company had unrealized gains on
available-for-sale securities of $26,000,000, net of tax, which were recorded as part of stockholders' equity.

Loans receivable. Loans receivable grew 12% during the nine month period to $4,169,169,000 at June 30, 1997 from $3,723,016,000 at September 30, 1996.
The increased balance results primarily from $347,309,000 of loans acquired in the merger with Metropolitan.

The Company measures loans that will not be repaid in accordance with their contractual terms using a discounted cash flow methodology or the fair value of the collateral for certain loans. Smaller balance loans are excluded with limited exceptions. At June 30, 1997, the Company's recorded investment in impaired loans was $10.9 million which had allocated reserves of $2.5 million. The increase of $3.7 from September 30, 1996 was primarily due to the merger with Metropolitan. Loans of $3.6 million did not require reserves. The average balance of impaired loans during the quarter was $15.4 million and interest income (cash received) from impaired loans was $61,400. For the nine months ended June 30, 1997 the average amount of impaired loans was $14.6 million and interest income(cash received) from impaired loans was $180,700.

Costs in excess of net assets acquired. The Company periodically monitors costs in excess of net assets acquired for potential impairment of which there was none at June 30, 1997. The merger with Metropolitan resulted in $36,909,000 of costs in excess of net assets acquired. The Company will continue to evaluate these assets and, if appropriate, provide for any diminution in value of these assets in the future.

Customer accounts. Customer accounts at June 30, 1997 were $2,926,359,000 compared with $2,480,220,000 at September 30, 1996. The merger with Metropolitan resulted in the assumption of $379,975,000 of deposits.

FHLB advances and other borrowings. Total borrowings increased to $2,035,045,000. The merger with Metropolitan accounted for $260,358,000 of the increase. See Interest Rate Risk above.

RESULTS OF OPERATIONS

Net interest income increased $4,828,000 (10%) to $50,881,000 for the June 1997 quarter from $46,053,000 a year ago, while net interest income increased $22,038,000 (17%) to $150,580,000 for the nine months ended June 30, 1997 from the $128,542,000 for the same period of 1996. The net interest spread was 2.82% at June 30, 1997 compared to 2.95% at September 30, 1996 and 2.90% at June 30, 1996.

Interest income on loans increased $12,663,000 (16%) to $91,002,000 for the quarter ended June 30, 1997, from $78,339,000 for the same period one year ago. For the nine months ended June 30, 1997 interest on loans increased $40,970,000 (18%) to $265,646,000 from $224,676,000 for the same period one year ago. The increase is associated with the increase in total outstanding loans to $4,169,169,000 at June 30, 1997 from $3,627,022,000 at June 30, 1996.
Average interest rates on loans were 8.32% at June 30, 1997 compared with 8.27% one year ago.

Interest income on mortgage-backed securities increased $704,000 (4%) to $18,468,000 for the quarter ended June 30, 1997, versus $17,764,000 for the same period one year ago. Interest on mortgage-backed securities declined $871,000 (2%) to $56,593,000 for the nine months ended June 30, 1997 compared with the $57,464,000 for the same period one year ago. The weighted average yield of 7.57% at June 30, 1997 was down slightly from the 7.61% at June 30, 1996.

Interest on investments decreased $78,000 (1%) to $6,811,000 for the quarter ended June 30, 1997 versus $6,889,000 for the same quarter one year ago. Interest on investments increased $1,939,000(11%) to $19,715,000 for the nine months ended June 30, 1997 compared with the $17,776,000 for the same period one year ago. The weighted average yield was 7.53% at June 30, 1997 compared to 7.62% at June 30, 1996.

Interest expense on customer accounts increased $5,145,000 (16%) to $36,465,000 for the June 1997 quarter from $31,320,000 for the June 1996 quarter. Interest expense on customer accounts increased $5,387,000 (5%) to $104,366,000 for the nine months ended June 30, 1997 versus $98,979,000 for the same period one year ago. The average cost of customer accounts increased to 5.16% at quarter end compared to the 4.98% one year ago.

Interest on FHLB advances and other borrowings increased $3,316,000 (13%) to $28,935,000 for the June 1997 quarter compared with the $25,619,000 for the June 1996 quarter. The nine-month figures increased $14,613,000 (20%) to $87,008,000 compared with the $72,395,000 for the same period one year ago. The average rates paid at June 30, 1997 increased to 5.53% versus 5.49% at June 30, 1996.

Other income decreased $402,000 (22%) to $1,426,000 for the June 1997 quarter compared with the $1,828,000 for the June 1996 quarter. Other income decreased $1,613,000(33%) to $3,204,000 for the nine months ended June 30, 1997 versus $4,817,000 for the same period one year ago. Gains on the sale of available-or-sale securities totalled $340,000 for the quarter and nine months ended June 30, 1997, respectively. Gains on the sale of available-for-sale securities totalled $735,000 and $1,444,000 for the quarter and nine months ended June 30, 1996, respectively.

Other expense increased $1,567,000 (16%) and $5,253,000 (19%), respectively, for the quarter and nine months ended June 30, 1997, compared to the same periods ended June 30, 1996. Both increases were offset by adjustments of $449,000 and $1,298,000, respectively, for deferred loan origination costs associated with loan volumes for the quarter and nine months ended June 30, 1997. The changes reflect general inflationary increases plus the incremental costs associated with expansion of the branch network from 89 offices at June 30, 1996 to 104 offices at June 30, 1997, including the merger with Metropolitan during the period. Other expense for the quarter and nine months ended June 30,1997 equaled .78% and .79%, respectively, of average assets compared to .77% and .77%, respectively, for the same periods one year ago. The number of staff, including part-time employees on an full-time equivalent basis, was 660 at June 30, 1997 compared to 600 at June 30, 1996.

Income taxes increased $879,000 (6%) and $5,338,000 (14%) for the quarter and nine months ended June 30, 1997, respectively, when compared to the same period one year ago due to higher taxable income. The effective tax rate was 35.8% versus 36.5% for the nine-month period ended June 30, 1997 compared with the same period ended June 30, 1996, respectively. Lower state income taxes is the reason for the decline.

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



August 13, 1997                       /s/ GUY C. PINKERTON
                                          Chairman, President and
                                          Chief Executive Officer




August 13, 1997                       /s/ RONALD L. SAPER
                                          Executive Vice-President and
                                          Chief Financial Officer




August 13, 1997                       /s/ KEITH D. TAYLOR
                                          Senior Vice-President and
                                          Treasurer