Form 10-K
period 1997-09-30
WASHINGTON FEDERAL INC
filed 1997-12-29
CIK 936528

================================================================================

                                    FORM 10-K

                       Securities and Exchange Commission
                             Washington, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997.

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from .............. to ..............

                         Commission File Number: 0-25454

                            Washington Federal, Inc.
             (Exact name of registrant as specified in its charter)


             United States                                   91-1661606
    -------------------------------                     -------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification No.)

   425 Pike Street, Seattle, Washington                         98101
----------------------------------------                -------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 8, 1997, the aggregate market value of the 46,101,321 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 1,424,969 shares held by all directors and executive officers of the Registrant as a group, was $1,504,056,000. This figure is based on the closing sale price of $32.625 per share of the Registrant's Common Stock on December 8, 1997, as reported in The Wall Street Journal on December 9, 1997.

Number of shares of Common Stock outstanding as of December 8, 1997:  47,526,290

                       DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1997 are incorporated into Part II, Items 5-8 of this Form 10-K.

(2) Portions of the Registrant's definitive proxy statement for its 1997 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

================================================================================

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

        The business of Washington Federal consists primarily of attracting savings deposits from the general public and investing these funds in loans secured by first mortgage liens on single-family dwellings, including loans for the construction of such dwellings, and to a significantly lesser extent, on commercial property and multi-family dwellings. It also originates other types of loans for its portfolio and invests in certain United States Government and agency obligations and other investments permitted by applicable laws and regulations. Washington Federal has 104 offices located in Washington, Oregon, Idaho, Arizona and Utah, all of which are full service branches. Through subsidiaries, the Association is engaged in real estate development and insurance brokerage activities.

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

                    AVERAGE STATEMENTS OF FINANCIAL CONDITION


                                                            Year Ended September 30,
                                       ------------------------------------------------------------------
                                                      1995                             1996
                                       -------------------------------    -------------------------------
                                         Average               Average     Average                Average
                                         Balance    Interest     Rate      Balance    Interest      Rate
                                       ----------   --------   -------    ----------  --------    -------
                                                              (Dollars in Thousands)
ASSETS

Loans (1)                              $2,635,724   $238,086      9.03%   $3,442,290  $305,372       8.87%
Mortgage-backed securities              1,109,687     84,125      7.58       966,658    74,126       7.67
Investment securities                     245,760     18,101      7.37       336,722    20,817       6.18
FHLB stock                                 54,701      3,454      6.31        50,795     3,896       7.67
                                       ----------   --------      ----    ----------  --------      ----
    Total interest-earning assets       4,045,872    343,766      8.50     4,796,465   404,211       8.43
Other assets                              143,157                            114,126
                                       ----------                         ----------
Total assets                           $4,189,029                         $4,910,591
                                       ==========                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Checking accounts                      $   72,323      1,735       2.40   $   72,376     1,734      2.40
Passbook and statement accounts           210,286      7,036       3.35      178,616     6,267      3.51
Insured money market accounts             244,132     10,549       4.32      313,746    13,137      4.19
Certificate accounts (time deposits)    1,720,238     93,104       5.41    1,847,561   105,285      5.70
Repurchase agreements with customers       54,617      2,924       5.35       66,048     3,481      5.27
FHLB advances                             317,590     18,714       5.89      862,966    48,183      5.58
Securities sold under
     agreements to repurchase             863,379     51,028       5.91      816,857    47,905      5.86
Federal funds purchased                    46,160      3,163       6.85       50,810     2,753      5.42
                                       ----------   --------      ----    ----------  --------      ----
     Total interest-bearing liabilities 3,528,725    188,253       5.33    4,208,980   228,745      5.44
Other liabilities                          98,657                            123,135
                                       ----------                         ----------
     Total liabilities                  3,627,382                          4,332,115
Stockholders' equity                      561,647                            578,476
                                       ----------                         ----------
     Total liabilities
         and stockholders' equity      $4,189,029                         $4,910,591
                                       ==========   --------      ----    ==========  --------      ----
Net interest income/Interest rate spread            $155,513      3.17%               $175,466      2.99%
                                                    ========      ====                ========      ====
Net interest margin (2)                                           3.84%                             3.66%
                                                                  ====                              ====

                                               Year Ended September 30,
                                        ------------------------------------
                                                         1997
                                        ------------------------------------
                                          Average                    Average
                                          Balance      Interest        Rate
                                        ----------    ----------     -------
                                                (Dollars in Thousands)
Loans (1)                               $4,091,571    $  357,571       8.74%
Mortgage-backed securities               1,003,077        74,667       7.44
Investment securities                      305,183        20,140       6.60
FHLB stock                                  84,888         6,704       7.90
                                        ----------    ----------       ----
    Total interest-earning assets        5,484,719       459,007       8.37
Other assets                               161,324
                                        ----------
Total assets                            $5,646,043
                                        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Checking accounts                           83,991         2,006       2.39
Passbook and statement accounts            183,048         6,371       3.48
Insured money market accounts              374,581        15,391       4.11
Certificate accounts (time deposits)     2,117,792       115,857       5.47
Repurchase agreements with customers        60,671         3,059       5.04
FHLB advances                            1,315,353        73,393       5.58
Securities sold under
     agreements to repurchase              569,203        30,944       5.44
Federal funds purchased                    187,082        10,426       5.57
                                        ----------    ----------       ----
     Total interest-bearing liabilities  4,891,721       257,447       5.26
Other liabilities                          106,513
                                        ----------
     Total liabilities                   4,998,234
Stockholders' equity                       647,809
                                        ----------
     Total liabilities
         and stockholders' equity       $5,646,043
                                        ==========    ----------       ----
Net interest income/Interest rate spread              $  201,560       3.11%
                                                      ==========       ====
Net interest margin (2)                                                3.67%
                                                                       ====

-----------------------------
(1) The average balance of loans includes non-accruing loans, interest on which is recognized on a cash basis.
(2)  Net interest income divided by average interest-earning assets.

LENDING ACTIVITIES

        GENERAL. The Company's net portfolio of loans and mortgage-backed securities totaled $5.1 billion at September 30, 1997, representing approximately 90% of its total assets. In recent years the Company has concentrated its lending activities on the origination of conventional loans, which are loans that are neither insured nor guaranteed by agencies of the United States Government. The Company's investment in mortgage-backed securities issued or guaranteed by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") and certain privately insured mortgage-backed securities amounted to $947 million (net of discounts and premiums) at September 30, 1997 and is deemed to be part of the Company's loan portfolio.

        Washington Federal has historically concentrated its lending activity on the origination of long-term, fixed-rate single-family first mortgage loans, single-family construction loans and land development loans. Although mortgage loans may be written with adjustable interest rates, the Association does not emphasize adjustable-rate loans.

        The following table sets forth the composition of the Company's gross loan and mortgage-backed securities portfolio, by loan type and security type, as of September 30 for the years indicated.


                                                   1993                  1994                   1995
                                         ---------------------- ---------------------  ---------------------
                                           Amount       Percent   Amount      Percent    Amount      Percent
                                         ----------     ------- ----------    -------  ----------    -------
                                                                (Dollars in Thousands)
Loans by type of loan
Real estate:
   Conventional:
     Permanent                           $1,881,376      63.0% $2,089,769      57.7% $2,635,669      60.1%
     Land development                       126,640       4.2     132,487       3.7     167,028       3.8
     Construction(1)                        312,097      10.4     359,812       9.9     443,723      10.1
   Insured or guaranteed:
     FHA                                     26,731        .9      22,279        .6      20,479        .4
     VA                                      18,971        .6      18,511        .5      16,434        .4
   Mortgage-backed
     securities(residential)                615,375      20.6     995,107      27.4   1,095,861      25.0
Savings account loans                         2,782        .1       2,790        .1       2,344        .1
Consumer                                      6,071        .2       3,796        .1       2,463        .1
                                         ----------     -----  ----------     -----  ----------     -----
    Total(2)                             $2,990,043     100.0% $3,624,551     100.0% $4,384,001     100.0%
                                         ==========     =====  ==========     =====  ==========     =====

Loans by type of security
Residential:
      Single-family(3)                   $2,223,171      74.3% $2,499,458      69.0% $3,168,844      72.2%

      Other dwelling units                   49,597       1.7      46,260       1.3      54,407       1.2
Income property                              93,047       3.1      77,140       2.1      60,082       1.4
Mortgage-backed
  securities(residential)                   615,375      20.6     995,107      27.4   1,095,861      25.0
Savings account loans                         2,782        .1       2,790        .1       2,344        .1
Consumer                                      6,071        .2       3,796        .1       2,463        .1
                                         ----------     -----  ----------     -----  ----------     -----
      Total(2)                           $2,990,043     100.0% $3,624,551     100.0% $4,384,001     100.0%
                                         ==========     =====  ==========     =====  ==========     =====

                                                   1996                  1997
                                          --------------------- ---------------------
                                           Amount       Percent   Amount      Percent
                                          ----------    ------- ----------    -------
                                                     (Dollars in Thousands)
Loans by type of loan
Real estate:
   Conventional:
     Permanent                            $3,241,789      66.6% $3,719,185      68.9%
     Land development                        172,146       3.5     158,706       2.9
     Construction(1)                         548,302      11.2     542,394      10.0
   Insured or guaranteed:
     FHA                                      18,123        .4      26,641        .5
     VA                                       18,169        .4      17,797        .3
   Mortgage-backed
     securities(residential)                 865,887      17.8     931,456      17.3
Savings account loans                          3,576        .1       3,954        .1
Consumer                                       1,488       -         1,089       -
                                          ----------     -----  ----------     -----
    Total(2)                              $4,869,480     100.0% $5,401,222     100.0%
                                          ==========     =====  ==========     =====

Loans by type of security
Residential:
      Single-family(3)                    $3,879,092      79.7% $4,222,566      78.2%

      Other dwelling units                    74,108       1.5     122,038       2.2
Income property                               45,329        .9     120,119       2.2
Mortgage-backed
  securities(residential)                    865,887      17.8     931,456      17.3
Savings account loans                          3,576        .1       3,954        .1
Consumer                                       1,488       -         1,089       -
                                          ----------     -----  ----------     -----
      Total(2)                            $4,869,480     100.0% $5,401,222     100.0%
                                          ==========     =====  ==========     =====


(1) Includes construction loans that have been modified to monthly payment loans, due in full in approximately one year, in the amount of $16.4 million, $6.1 million, $6.1 million, $15.9 million and $17.8 million at September 30, 1993, 1994, 1995, 1996 and 1997, respectively.

(2) After netting undisbursed proceeds on loans in process, deferred fees, discounts on loans and allowances for possible losses against the applicable loan amounts, the Association's net loan portfolio at September 30, 1993, 1994, 1995, 1996 and 1997 amounted to $2.78 billion, $3.40 billion, $4.11 billion, $4.60 billion and $5.1 billion, respectively.

(3) Includes condominium units (which are deemed to be single-family residences regardless of the number of units in the structure in which they are located), as well as land and construction loans for single family residences.

        The following table summarizes the scheduled contractual gross loan maturities for the Association's total loan and mortgage-backed securities portfolios due for the periods indicated as of September 30, 1997. Amounts are presented prior to deduction of discounts, premiums, loans in process, deferred loan origination fees and allowance for loan losses. Adjustable rate loans are shown in the period in which loan principal payments are contractually due.

                                                                          Maturity Distribution
                                                                  ----------------------------------
                                          Balance Outstanding at  Less than     1 to 5      After 5
                                            September 30, 1997     1 year       years        years
                                          ----------------------  ---------    --------   ----------
                                                                   (In Thousands)
One- to four-family real estate loans            $3,521,466       $ 16,925     $ 77,294   $3,427,247
GNMA, FHLMC, FNMA and other
   mortgage-backed securities                       931,456             --        4,989      926,467
Construction and land development
   loans                                            701,100        645,818       18,866       36,416
Income property loans                               242,157         50,537       45,866      145,754
Savings account loans                                 3,954          3,726           45          183
Consumer loans                                        1,089            515          176          398
                                                 ----------       --------     --------   ----------
                                                 $5,401,222       $717,521     $147,236   $4,536,465
                                                 ==========       ========     ========   ==========
-----------------------------

Loans maturing after one year:

    Fixed interest rates                         $4,298,518

    Floating or adjustable interest rates           385,183
                                                 ----------
    Total                                        $4,683,701
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

        LENDING PROGRAMS AND POLICIES. The Association specializes in residential real estate lending and has no present plans to expand its operations into consumer or commercial business loans. The Association offers "balloon" payment loans, which are amortized on a 20 or 30 year basis but which have a maturity date for the principal balance of a much shorter period. The Association also provides land acquisition and development loans ("land development loans") and construction loans for single-family residences. The interest rate on these loans generally adjusts every 90 days in accordance with a designated index. Land development and construction loans amounted to $701 million or 13% of the Association's gross loan portfolio (including mortgage-backed securities) at September 30, 1997. The Association offers a multi-family (five or more dwelling units) lending program with strict underwriting guidelines, including a $1 million limit on any one loan.

        Many of the associations acquired by Washington Federal offered a variety of lending products, including commercial real estate and non-real estate secured loans, consumer secured loans and non-secured lines of credit. All commercial, consumer and line of credit lending has been discontinued and lending has been redirected toward the traditional Association lending practices of single-family residential loans. The loans acquired, other than single-family residential real estate loans, are being serviced and payoffs are encouraged.

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

        The Association continues to originate medium and long-term, permanent fixed-rate loans, but in most instances (see below) only under terms, conditions and documentation which permit sale in the secondary market. Moreover, since 1973 it has been the Association's general policy to include in the documentation evidencing its conventional mortgage loans the so-called "due on sale clause," which facilitates adjustment of interest rates on such loans when the property securing the loan is sold or transferred. At September 30, 1997, $4.3 billion or 79% of the

Association's loan portfolio was represented by medium and long-term, fixed-rate loans secured by single-family residences (including mortgage-backed securities).

        The Association offers a 99% loan-to-value ratio conventional loan program for first time home buyers. The high-ratio conventional lending program presents greater risk to the Association. To mitigate the risk, the program has stringent underwriting and property requirements that include home ownership/money management counseling and property condition inspections. A loss reserve of 2% of the loan amount is established for each loan granted. The Association is authorized by its Board to originate $100 million of loans under this program. As of September 30, 1997, loans under this program amounted to $71.4 million.

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

        A general reserve is established for all loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance by placing 1% of the new loan principal balance into such reserve when the loan is closed. This total reserve balance at September 30, 1997 amounted to $5.2 million.

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

        At September 30, 1997, the Association was servicing approximately $119.9 million of loans for others. Sales are made on a yield basis with the difference between the yield to the purchaser and the amount paid by the borrower constituting servicing income to the Association. The sale of loans and loan participations is subject to federal regulations, which, among other things, until recently required that sales be made on a non-recourse basis.

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


                                                                           Year Ended September 30,
                                                   ---------------------------------------------------------------------------
                                                       1993           1994             1995            1996           1997
                                                   -----------     -----------     -----------     -----------     -----------
                                                                                  (In Thousands)
Loans originated(1):
   Construction                                    $   291,777     $   370,845     $   341,001     $   428,317     $   407,135
   Land                                                 66,546          74,508          97,990          92,496          77,270
   Loans on existing property                          464,195         540,561         758,455         972,601         556,063
   Loans refinanced                                     97,387          76,518          27,468          62,854          48,240
                                                   -----------     -----------     -----------     -----------     -----------
   Total loans originated                              919,905       1,062,432       1,224,914       1,556,268       1,088,708
                                                   -----------     -----------     -----------     -----------     -----------
Loans and mortgage backed securities purchased:
   From acquisitions of
     associations                                      316,095              --          27,759              --         627,816
   Other                                               261,056         620,026         216,843          60,888          11,310
                                                   -----------     -----------     -----------     -----------     -----------
                                                       577,151         620,026         244,602          60,888         639,126
                                                   -----------     -----------     -----------     -----------     -----------

Loans and mortgage-backed
 securities sold                                       (27,239)        (18,702)        (34,156)       (134,275)       (119,851)
                                                   -----------     -----------     -----------     -----------     -----------
Loan and mortgage-backed
 securities principal
 repayments                                         (1,074,562)     (1,057,659)       (683,383)     (1,016,049)     (1,127,923)
                                                   -----------     -----------     -----------     -----------     -----------
Net change in loans in
 process, discounts, fees, etc                         (20,855)         18,545         (37,679)          7,908          68,224
                                                   -----------     -----------     -----------     -----------     -----------
Net loan activity increase
                                                   $   374,400     $   624,642     $   714,298     $   474,740     $   548,284
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

        The following table sets forth information regarding restructured and non-accrual loans and REO held by the Association at the dates indicated.


                                                         September 30,
                                    -------------------------------------------------------
                                      1993        1994        1995        1996        1997
                                    -------     -------     -------     -------     -------
                                                     (Dollars in Thousands)
Restructured loans (1)              $ 7,658     $11,254     $10,103     $24,046     $ 8,613
Non-accrual loans:
  Single-family residential           4,498       4,215       2,879       5,913       9,571
  Construction and land              13,407       5,484       9,515       7,779       4,629
  Commercial real estate              1,718       1,223          76         482         586
  Consumer                               93         105          --           4           3
                                    -------     -------     -------     -------     -------
     Total non-accrual loans (2)     19,716      11,027      12,470      14,178      14,789
Total REO (3)                         1,936       2,316      19,735      20,417      19,339
                                    -------     -------     -------     -------     -------

Total non-performing assets         $29,310     $24,597     $42,308     $58,641     $42,741
                                    =======     =======     =======     =======     =======

Total non-performing assets as
     a percent of total assets          .93%        .64%        .92%       1.15%        .75%
                                    =======     =======     =======     =======     =======

-----------------------------

(1)  Performing in accordance with restructured terms.

(2) The Association recognized interest income on non-accrual loans of approximately $206,000 in 1997. Had these loans performed according to their original contract terms, the Association would have recognized interest income of approximately $750,000 in 1997.

        In addition to the non-accrual loans reflected in the above table, at September 30, 1997, the Association had $6.5 million of loans which were less than 90 days or more delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Association's ratio of total non-performing assets as a percent of total assets would have been .86% at September 30, 1997. For discussion of the Company's policy for placing loans on nonaccrual status, see Note A to the Consolidated Financial Statements included in Item 14 hereof.

(3) Total REO includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans. See Note I to the Consolidated Financial Statements included in Item 14 hereof.

        The following table analyzes the Company's allowance for loan losses for the years indicated.


                                                     September 30,
                                -------------------------------------------------------
                                  1993        1994        1995        1996        1997
                                -------     -------     -------     -------     -------
                                                (Dollars in Thousands)
Beginning Balance               $16,896     $14,674     $11,720     $11,651     $15,182
Charge-offs:
     Real estate:
        Permanent                    43           8         450         146         131
        Construction              1,071         977         164         179         592
        Land                         29         184         163          90         413
        Income property           6,860       2,604       6,536         405       4,796
        Other                         3           4          17          --          --
                                -------     -------     -------     -------     -------
                                  8,006       3,777       7,330         820       5,932
                                -------     -------     -------     -------     -------
Recoveries:
     Real estate:
        Permanent                    47         127          10          10          14
        Construction                168          50          50          --           8
        Land                        356          26          21          --          --
        Income property             269         219         654         513       3,340
        Other                       134          --          --          --          --
                                -------     -------     -------     -------     -------
                                    974         422         735         523       3,362
                                -------     -------     -------     -------     -------
Net Charge-offs                   7,032       3,355       6,595         297       2,570
Acquisitions                      2,079          --         281          --      11,198
Provisions for loan losses        2,731         401       6,245       3,828         813
                                -------     -------     -------     -------     -------
Ending balance                  $14,674     $11,720     $11,651     $15,182     $24,623
                                =======     =======     =======     =======     =======
Ratio of net charge-offs to
   average loans outstanding        .35%        .15%        .25%        .01%        .06%
                                =======     =======     =======     =======     =======

---------------------------

        The following table sets forth the allocation of the Company's allowance for loan losses at the dates indicated.


                                                    September 30,
                                ---------------------------------------------------
                                  1993       1994       1995       1996       1997
                                -------    -------    -------    -------    -------
                                                   (In Thousands)
Real estate:
     Permanent single-family    $ 1,323    $ 1,537    $ 3,031    $ 5,239    $ 5,755
     Construction                   230        120          5      2,945      3,053
     Land                            30        255        405      2,525      1,763
     Income Property              4,575      2,750        950      1,843      7,081
Other                                71          2         --         --         --
Unallocated                       8,445      7,056      7,260      2,630      6,971
                                -------    -------    -------    -------    -------
                                $14,674    $11,720    $11,651    $15,182    $24,623
                                =======    =======    =======    =======    =======


        As part of the process of determining the adequacy of the allowance for loan losses, management reviews the loan portfolio for specific weaknesses. A portion of the allowance is then allocated to reflect the loss exposure. Residential real estate loans are not individually analyzed for impairment and loss exposure because of the significant number of loans, their relatively small balances and historically low level of losses. Residential construction, commercial real estate and commercial business loans were evaluated individually for impairment, which resulted in an allocation of $11.9 million of the allowance for loan loss at year-end 1997, compared with an allocation of $7.3 million a year earlier.

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

        The following table sets forth the composition of the Company's investment portfolio on the dates indicated.

                                                                September 30,
                                   ---------------------------------------------------------------------
                                             1995                    1996                   1997
                                   ---------------------   ---------------------   ---------------------
                                   Amortized      Fair     Amortized      Fair     Amortized      Fair
                                     Cost         Value       Cost        Value       Cost        Value
                                   ---------    --------   ---------    --------   ---------    --------
                                                               (In Thousands)
U.S. Government and agency
   obligations                      $204,528    $211,816    $270,915    $275,538    $258,279    $266,279
State and political subdivisions      44,845      46,197      23,468      24,967      23,471      25,403
                                    --------    --------    --------    --------    --------    --------
                                    $249,373    $258,013    $294,383    $300,505    $281,750    $291,682
                                    ========    ========    ========    ========    ========    ========

-----------------------------

        The investment portfolio at September 30, 1997 categorized by maturity is as follows:

                                          Amortized              Weighted
                                             Cost              Average Yield
                                          ----------           -------------
                                                (Dollars in Thousands)
Due in less than one year                 $   93,911                7.48%
Due after one year through five years        149,554                6.81
Due after five years through ten years        15,187                6.98
Due after ten years                           23,098                7.93
                                           ---------
                                           $ 281,750
                                           =========

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

        Certificates with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year, the penalty is 180 days of interest. For jumbo certificates the penalty depends on the original term. If the original term is 90 days or less the penalty is the greater of 30 days interest or all interest earned. If the original term is 90 days or more the penalty is the greater of 90 days interest or all interest earned. Early withdrawal penalties during fiscal 1995, 1996 and 1997 amounted to approximately $438,000, $349,000 and $375,000, respectively.

        The Association offers a single "performance" checking account. This account pays interest on balances over $1,000 and is charged a service fee if balances drop below $1,000.

        The Association's deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona and Utah and the Association does not advertise for deposits outside of these states. At September 30, 1997, management believed that less than 3% of the Association's deposits were held by nonresidents of Washington, Oregon, Idaho, Arizona and Utah.

        The following table sets forth certain information relating to the Association's savings deposits at the dates indicated.

                                                      September 30,
                               ---------------------------------------------------------------
                                       1995                1996                    1997
                               -------------------  --------------------    ------------------
                                  Amount      Rate    Amount        Rate      Amount      Rate
                               -----------    ----  ----------      ----    ---------     ----
                                                   (Dollars in Thousands)
Balance by interest rate:
  Checking accounts            $    70,011    3.00  $   75,781       3.0%   $  88,811     3.00%
  Regular savings (passbook)
     accounts                      187,812    3.50     175,307       3.50     177,843     3.50
  Money market deposit accounts    271,582    4.91     342,013       4.04     399,056     4.04
                                ----------          ----------             ----------
                                   529,405             593,101                665,710
                                ----------          ----------             ----------
Fixed-rate certificates:
  3.00% -  4.99%                   150,754             137,463                 13,946
  5.00% -  6.99%                 1,599,413           1,642,332              2,063,144
  7.00% -  8.99%                    14,322               1,075                  1,544
  9.00% and above                    1,611                  49                      7

Jumbo certificates ($100,000
or more):
  3.00% -  4.99%                     5,091               4,169                  3,293
  5.00% - 6.99%                     70,027              45,696                150,958
  7.00% - 8.99%                        476                  --                  6,769
                                ----------          ----------             ----------
                                 1,841,694           1,830,784              2,239,661
                                ----------          ----------             ----------
                                $2,371,099          $2,423,885             $2,905,371
                                ==========          ==========             ==========


        The following table sets forth by various interest rate categories the amounts of certificates of deposit of the Association at September 30, 1997 which mature during the periods indicated.

                                          Amounts at September 30, 1997 Maturing in
                     ------------------------------------------------------------------------------------
                      1 to 3      4 to 6        7 to 12    13 to 24    25 to 36    37 to 60      After
                      Months      Months        Months      Months      Months      Months     60 Months
                     --------   ----------     --------    --------    --------    --------    ----------
                                                     (Dollars in Thousands)
3.00 to 3.99%       $      --    $      --    $      --  $       54   $      66    $    110    $    --
4.00 to 4.99%          15,451          912          177         465           4          --         --
5.00 to 5.99%         452,360      621,800      641,106     202,829      10,828      45,714         90
6.00 to 6.99%          17,394       11,776       13,439     189,657       6,650         459         --
7.00 to 7.99%           3,308          304          880       2,579       1,107          73          4
8.00 to 8.99%              36           --           --          17           6          --         --
9.00% and above            --           --           --           6          --          --         --
                     --------   ----------     --------    --------    --------     -------      -----
        Total        $488,549     $634,792     $655,602    $395,607     $18,661     $46,356     $   94
                      =======      =======      =======     =======      ======      ======      =====


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

        At September 30, 1997, the Association had $161.0 million of certificates of deposit in amounts of $100,000 or more outstanding, maturing as follows: $95.0 million within 3 months; $31.6 million over 3 months through 6 months; $25.2 million over 6 months through 12 months; and $9.2 million thereafter.

        The following table sets forth the customer account activities of the Association for the periods indicated.

                                                    Year Ended September 30,
                                         -----------------------------------------------
                                             1995              1996              1997
                                         -----------       -----------       -----------
                                                         (In Thousands)
Assumed from acquisitions                $    27,374        $       --       $   379,975
Branch sale                                   (4,743)               --                --
Deposits                                   2,590,714         2,363,515         3,045,581
Withdrawals                                2,565,109         2,458,534         3,070,429
                                         -----------       -----------       -----------
Net increase (decrease) in deposits
   before interest credited                   48,236           (95,019)          355,127
Interest credited                            115,348           129,904           142,684
                                         -----------       -----------       -----------
Net increase in customer accounts        $   163,584       $    34,885       $   497,811
                                         ===========       ===========       ===========

-----------------------------

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

        The Association also uses reverse repurchase agreements as a form of borrowing. Under reverse repurchase agreements, the Association sells an investment security to a dealer for a period of time and agrees to buy back that security at the end of the period and pay the dealer a stated interest rate for the use of the dealer's funds. The amount of securities sold under such agreements depends on many factors, including the terms available for such transactions, the perceived ability to apply the proceeds to investments yielding a higher return, the demand for the securities and management's perception of trends in interest rates. The Association had $287.5 million of securities sold under such agreements at September 30, 1997.

        The Association also offers two forms of repurchase agreements to its customers. One form has an interest rate that floats like a money market deposit account and is offered at a $1,000 minimum for an 84-day term. The other form has a fixed rate and is offered in a minimum denomination of $100,000. Both are fully collateralized by securities. These obligations are not insured by SAIF and are classified as borrowings for regulatory purposes. The Association had $72.7 million of such agreements outstanding at September 30, 1997.

        The following table presents certain information regarding borrowings of Washington Federal at the dates and for the periods indicated.


                                                          At or for the Year Ended September 30,
                                                      --------------------------------------------
                                                         1995             1996             1997
                                                      ----------       ----------       ----------
                                                                 (Dollars in Thousands)
Federal funds and securities sold
    to dealers under agreements to repurchase:
         Average balance outstanding                  $  909,539       $  867,667       $  756,290
         Maximum amount outstanding
              at any month-end during the period      $1,094,334       $  936,224       $1,088,904
         Weighted average interest rate
              during the period(1)                          5.96%            5.84%            5.47%
FHLB advances:
         Average balance outstanding                  $  317,590       $  862,966       $1,315,353
         Maximum amount outstanding at any
              month-end during the period             $  527,000       $1,162,000       $1,703,000
         Weighted average interest rate
              during the period(1)                          5.89%            5.58%            5.58%
Securities sold to customers
    under agreements to repurchase:
         Average balance outstanding                  $   54,617       $   66,048       $   60,671
         Maximum amount outstanding at any
              month-end during the period             $   74,236       $   79,406       $   72,660
         Weighted average interest rate
              during the period(1)                          5.35%            5.27%            5.04%

Total average borrowings                              $1,281,746       $1,796,681       $2,132,314
         Weighted-average interest rate
              on total average borrowings(1)                5.92%            5.70%            5.53%

-----------------------

(1) Month-end balances times month-end average rates divided by the sum of the month-end balances.

OTHER RATIOS

        The following table sets forth certain ratios relating to the Company for the periods indicated.

                                                    Year Ended September 30,
                                                --------------------------------
                                                 1995          1996         1997
                                                -----         -----        -----
Return on assets(1)(4)                           1.87%         1.82%        1.86%
Return on equity(2)(4)                          13.99         15.37        16.50
Average equity to average assets                13.41         11.78        11.47
Dividend payout ratio(3)                        45.69         42.65        40.72

---------------------------

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

                                                                         Year Ended September 30,
                                        -------------------------------------------------------------------------------------------
                                                        1995 vs. 1994                                 1996 vs. 1995
                                                 Increase (Decrease) Due to                    Increase (Decrease) Due to
                                        -------------------------------------------    --------------------------------------------
                                         Volume      Rate      Rate/Vol     Total       Volume       Rate      Rate/Vol    Total
                                        --------   --------    --------    --------    --------    --------    --------    --------
                                                                                   (In Thousands)
Interest income:
  Loan portfolio                        $ 30,891   $ (6,696)   $  5,861    $ 30,056    $ 72,833    $ (4,217)   $ (1,330)   $ 67,286
  Mortgaged-backed securities             27,470        753      (4,839)     23,384     (10,842)        999        (156)     (9,999)
  Investments(1)                           4,787     (2,086)         48       2,749       6,242      (2,374)       (710)      3,158
                                        --------   --------    --------    --------    --------    --------    --------    --------

     All interest-earning assets          63,148     (8,029)      1,070      56,189      68,233      (5,592)     (2,196)     60,445
                                        --------   --------    --------    --------    --------    --------    --------    --------

Interest expense:
  Customer accounts                        2,703     22,123         764      25,590       8,855       5,294         407      14,556
  FHLB advances and other                 33,598      4,181       3,770      41,549      29,908      (2,822)     (1,150)     25,936
    borrowings                          --------   --------    --------    --------    --------    --------    --------    --------


     All interest-bearing liabilities     36,301     26,304       4,534      67,139      38,763       2,472        (743)     40,492
                                        --------   --------    --------    --------    --------    --------    --------    --------

Change in net interest income           $ 26,847   $(34,333)   $ (3,464)   $(10,950)   $ 29,470    $ (8,064)   $ (1,453)   $ 19,953
                                        ========   ========    ========    ========    ========    ========    ========    ========

                                                    Year Ended September 30,
                                        --------------------------------------------
                                                         1997 vs. 1996
                                                  Increase (Decrease) Due to
                                        --------------------------------------------
                                         Volume       Rate      Rate/Vol     Total
                                        --------    --------    --------    --------

Interest income:
  Loan portfolio                        $ 57,591    $   (445)   $ (5,022)   $ 52,124
  Mortgaged-backed securities              2,793      (2,223)        (29)        541
  Investments(1)                             163       1,937          31       2,131
                                        --------    --------    --------    --------

     All interest-earning assets          60,547        (731)     (5,020)     54,796
                                        --------    --------    --------    --------

Interest expense:
  Customer accounts                       17,907      (4,461)       (666)     12,780
  FHLB advances and other                 19,471      (2,942)       (607)     15,922
    borrowings                          --------    --------    --------    --------


     All interest-bearing liabilities     37,378      (7,403)     (1,273)     28,702
                                        --------    --------    --------    --------

Change in net interest income           $ 23,169       6,672    $ (3,747)   $ 26,094
                                        ========    ========    ========    ========

--------------------
(1) Includes interest on overnight investments and dividends on stock of the FHLB of Seattle.

INTEREST RATE RISK

        The Company accepts a high level of interest rate volatility as a result of its policy to originate fixed-rate single family home loans which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. The strong capital position and low operating costs have allowed the Company to manage interest rate risk, within guidelines established by the Board of Directors of the Company, through all interest rate cycles. A significant increase in market interest rate could adversely affect net interest income of the Company. The Company's interest rate risk approach has never resulted in the recording of a monthly operating loss.

        One approach used to quantify interest rate risk is the net portfolio value ("NPV") analysis. This analysis calculates the difference between the present value of interest-bearing liabilities and the present value of expected cash flows from interest-earning assets and off-balance sheet contracts. The following table sets forth, at September 30, 1997, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ or - 400 basis points, measured in 100 basis point increments.)

         Change in          Estimated          Estimated increase
    interest rates         NPV Amount    (Decrease) in NPV Amount        Percent
---------------------------------------------------------------------------------
    (Basis Points)                (Dollars in Thousands)
         +400             $    9,374           $(876,382)                 -99%
         +300                229,093            (656,663)                 -74%
         +200                452,377            (433,379)                 -49%
         +100                682,700            (203,056)                 -23%
            0                885,756                  --                    0%
         -100                993,439             107,683                   12%
         -200              1,034,439             148,683                   17%
         -300              1,101,582             215,826                   24%
         -400              1,176,460             290,704                   33%

Certain assumptions were used in preparing the above table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under the various interest rate scenarios. Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth above.

SUBSIDIARIES

        The Company is a non-diversified unitary savings and loan holding company who conducts its primary business through its only subsidiary, the Association. The Association has several wholly-owned subsidiaries which are discussed further below.

        Washington Federal is permitted by current federal regulations to invest an amount up to 2% of its assets in stock, paid-in surplus and unsecured loans in service corporations. The Association may invest an additional 1% of its assets when the additional funds are utilized for inner-city or community development purposes. In addition, federally-chartered savings institutions which are in compliance with regulatory capital requirements and other conditions also may make loans to service corporations in an aggregate amount of up to 50% of the institution's capital as defined in federal regulations.

        At September 30, 1997, the Association was authorized under the current regulations to have a maximum investment of $113.5 million in its service corporations, exclusive of the additional 1% of assets investments permitted for inner-city or community development purposes but inclusive of the ability to make loans to its subsidiaries. On that date, the Association's investment in and unsecured loans to its five wholly-owned service corporations amounted to $21.8 million and the Association had $5.4 million in conforming loans outstanding to its subsidiaries.

        At September 30, 1997, Washington Services, Inc. ("WSI"), a wholly-owned subsidiary of the Association, was developing a 301-acre light industrial center in the technology corridor of South Snohomish County, Washington, of which 114 buildable acres, with an investment of $11.0 million, remained unsold as of September 30, 1997. Based upon the sales history of this development, the Association believes the net realizable value from the sale of the remaining properties exceeds the subsidiary's basis in these properties.

        First Insurance Agency, Inc., a wholly-owned subsidiary of the Association, is an insurance brokerage company which offers a full line of individual and business insurance products to customers of the Association.

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

        Statewide Mortgage Services, Inc. a wholly-owned subsidiary of the Association, is incorporated under the laws of Washington for the purpose of operating a commercial office building located in that state.

        As a result of the acquisition of Metropolitan Bancorp the Company acquired a 19% interest in the outstanding common stock of Phoenix Mortgage & Investment, Inc., a mortgage- banking company headquartered in Lynnwood, Washington which emphasizes the origination of single-family residential loans through seven loan origination offices located in northwest Washington. In February 1997, the Company sold its 19% interest in Phoenix Mortgage & Investment, Inc. to Phoenix's majority stockholders for $585,000. The sale exceeded the Company's basis in the investment of $354,000 by $231,000, which was recorded as an adjustment to goodwill.

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

EMPLOYEES

   As of September 30, 1997, the Company had approximately 656 employees, including the full-time equivalent of 51 part-time employees and its service corporation employees. None of these employees are represented by a collective bargaining agent, and the Company has enjoyed harmonious relations with its personnel.

EXECUTIVE OFFICERS

   The following table sets forth certain information concerning individuals who are deemed to be executive officers of Washington Federal as of November 30, 1997.

        Names and Positions
             or Offices                Age      Business Experience during the last five years
---------------------------------    ------   -------------------------------------------------
Guy C. Pinkerton                        63    Chairman since November 1994; Chief
Director, President and Chief                 Executive Officer since October 1992; Director
Executive Officer                             since October 1991; President since July 1988

Charles R. Richmond                     58    Executive Vice President and Secretary;
Director, Executive Vice                      Director since February 1995
President and Secretary

Ronald L. Saper                         47    Executive Vice President and Chief Financial
Executive Vice President and                  Officer
Chief Financial Officer

William A. Cassels                      56    Executive Vice President
Executive Vice President

Lawrence D. Cierpiszewski               54    Executive Vice President since October 1996;
Executive Vice President                      previously served as Senior Vice President

Patrick F. Patrick                      55    Executive Vice President with completion of
Executive Vice President                      merger with Metropolitan Bancorp.; previously
                                              served as President, Chief Executive Officer and
                                              Director of Metropolitan Bancorp.

Keith D. Taylor                         41    Senior Vice President and Treasurer
Senior Vice President and
Treasurer

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

        Effective October 1, 1996 assessment rates for SAIF-insured institutions range from 0% of insured deposits for "well-capitalized" institutions with minor supervisory concerns to .27% of insured deposits for "undercapitalized" institutions with substantial supervisory concerns. See "Prompt Corrective Action" below. In addition, an additional assessment of 6.4 basis points is added to the regular SAIF-assessment until December 31, 1999 in order to cover Financing Corporation debt service payments.

        Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers the deposits of state and national banks and certain state savings banks, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved the required reserve ratio, and as a result, the FDIC reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium paid by savings institutions. Banking legislation was enacted September 30, 1996 to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions. The legislation provided that all insured depository institutions with SAIF-assessable deposits as of March 31, 1995 pay a special one-time assessment to recapitalize the SAIF. Pursuant to this legislation, the FDIC promulgated a rule that established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF-assessable deposits held by affected institutions as of March 31, 1995. Based upon its level of SAIF deposits as of March 31, 1995, the Association paid a special assessment of $15.0 million. The assessment was accrued in the quarter ended September 30, 1996.

        Another component of the SAIF recapitalization plan provides for the merger to the SAIF and the BIF on January 1, 1999, if no insured depository institution is a savings association on that date. See "Thrift Charter" below. If legislation is enacted which requires the Association to convert to a bank charter, the Company would become a bank holding company subject to the more restrictive activity limits imposed on bank holding companies unless special grandfather provisions are included in such legislation. The Company does not believe that its activities would be materially affected in the event that it was required to become a bank holding company.

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

        The risk-based capital standard requires savings associations to maintain a minimum ratio of total capital to risk-weighted assets of 8%. Total capital consists of core capital, defined above, and supplementary capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk-weighing categories range from 0% for low-risk assets such as U.S. Treasury securities and GNMA securities to 100% for various types of loans and other assets deemed to be of higher risk. Single family mortgage loans having loan-to-value ratios not exceeding 80% and meeting certain additional criteria, as well as certain multi-family residential property loans, qualify for a 50% risk-weight treatment. The book value of each asset is multiplied by the risk-weighting applicable to the asset category, and the sum of the products of this calculation equals total risk-weighted assets.

        OTS regulations impose special capitalization standards for savings associations that own service corporations and other subsidiaries. In addition, certain exclusions from capital and assets are required when calculating total capital in addition to the adjustments for calculating core capital. These adjustments do not materially affect the regulatory capital of the Association.

        For information regarding the Association's compliance with each of its three capital requirements at September 30, 1997, see Note P to the Consolidated Financial Statements.

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

        PROMPT CORRECTIVE ACTION. Under federal law, each federal banking agency has implemented a system of prompt corrective action for institutions which it regulates. Under OTS regulations, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk- based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OTS to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 1997, the Association exceeded the requirements of a well capitalized institution.

        LIQUIDITY REQUIREMENTS. All savings associations are required, for each calendar month, to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations and certain other investments) which is not less than a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less during the preceding calendar month. The liquidity requirement may be changed by the OTS to any amount between 4% and 10% depending upon economic conditions and savings flows of all savings associations and is currently 5%.

OTS regulations also require that short-term liquid assets constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and short term borrowings during the preceding calendar month. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

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

        Under recent legislation and applicable regulations, any savings institution is a QTL if (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Internal Revenue Code (which generally requires that at least 60% of the institution's assets constitute housing-related and other qualifying assets) or (ii) at least 65% of the institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At September 30, 1997, the Association was in compliance with the QTL test of a domestic building and loan association as defined in the Code.

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

        As of September 30, 1997, the Association is a Tier 1 institution which can make capital distributions during any calendar year equivalent to 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets, and "fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. The OTS has approved the Association's capital distribution plan through the calendar year 1998.

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

        FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 1997, the Association's advances from the FHLB amounted to $1.6 billion.

        As a member, the Association is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1997, the Association had $93.6 million in FHLB stock, which was in compliance with this requirement.

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

        COMMUNITY REINVESTMENT ACT AND THE FAIR LENDING LAWS. Savings associations have a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the U.S. Department of Justice.

                                    TAXATION


FEDERAL TAXATION

        For federal and state income tax purposes, the Company reports its income and expenses on the accrual basis method of accounting and files its federal and state income tax returns on a September 30 fiscal year basis. The Company files consolidated federal and state income tax returns with its wholly-owned subsidiaries.

        For tax years beginning prior to January 1, 1996, a qualified thrift institution was allowed a bad debt deduction based on a percentage of taxable income or on actual experience. The Association used the percentage of taxable income method in tax years 1996 and 1995.

        The Small Business Job Protection Act of 1996 (the "Act") requires qualified thrift institutions such as the Association to recapture the portion of their tax bad debt reserves that exceeds the September 30, 1988 balance. Such recaptured amounts are to be taken into ordinary income ratably over a six-year period beginning in 1997. Accordingly, the Company will have to pay approximately $2,664,000 in additional federal income taxes, all of which has been previously accrued for financial reporting purposes, each year of the six-year period.

        The Act also repeals the reserve method of accounting for tax bad debt deductions and requires thrifts to calculate the tax bad debt deduction based on actual current loan losses.

        A deferred tax liability has not been recognized for the tax bad debt base year reserves of the Association. The base year reserves are the balance of reserves as of September 30, 1988 reduced proportionately for reductions in the Association's loan portfolio since that date. At September 30, 1997, the amount of those reserves was approximately $4,017,000. The amount of the unrecognized deferred tax liability at September 30, 1997 was approximately $1,406,000.

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

        The State of Arizona has a corporate income tax with a statutory rate of 9.0% of apportionable income.

ITEM 2.        PROPERTIES

   The Association owns the building in which its home and executive offices are located, in Seattle, Washington. The following table sets forth certain information concerning the Association's offices:

                                      Building
                    Number of    -------------------      Net Book Value at
Location             Offices     Owned     Leased(1)     September 30, 1997(2)
--------            ---------    -----     ---------     ---------------------
                                                            (In Thousands)
Washington              39         22          17              $16,852
Idaho                   19         16           3                6,274
Oregon                  23         15           8                6,884
Utah                    11          6           5                7,894
Arizona                 12          5           7                4,235
                       ---         --          --              -------
     Total             104         64          40              $42,139
                       ===         ==          ==               ======

---------------

(1) The leases have varying terms expiring from 1997 through 2070, including renewal options.

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

        Washington Federal's net investment in premises, equipment and leaseholds was $47.5 million at September 30, 1997.

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

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

        The information required herein is incorporated by reference from page 27 of the Company's Annual Report to Stockholders for Fiscal 1997 ("Annual Report"), which is included herein as Exhibit 13.

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

ITEM 11.       EXECUTIVE COMPENSATION

        The information required herein is incorporated by reference to pages 12 to 15 of the proxy statement dated December 23, 1997.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required herein is incorporated by reference to pages 2 to 3 and 5 to 9 of the proxy statement dated December 23, 1997.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required herein is incorporated by reference to page 17 of the proxy statement dated December 23, 1997.

PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1) The following financial statements are incorporated herein by reference from pages 8 through 25 and page 27 of the Annual Report.

        Report of Independent Certified Public Accountants

        Consolidated Statements of Financial Condition as of September 30, 1997 and 1996

        Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 1997

        Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended September 30, 1997

        Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 1997

        Notes to Consolidated Financial Statements

        (a)(2) There are no financial statement schedules filed herewith.

        (a)(3) The following exhibits are filed as part of this report.

No.                             Exhibit                                   Page
---                             -------                                   ----
3.1           Articles of Incorporation of the Company                     (1)
3.2           Bylaws of the Company                                        (1)
4             Specimen Common Stock Certificate                            (1)
10.1          1982 Employee Stock Compensation Program*                    (1)
10.2          1987 Stock Option and Stock Appreciation Rights Plan*        (1)
10.3          1994 Stock Option and Stock Appreciation Rights Plan*        (1)
13            Annual Report to Stockholders
21            Subsidiaries of the Company - Reference is made
              to Item 1, "Business - Subsidiaries" for the
              required information                                          --
23            Consent of Independent Public Accountants

--------------

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



                                       WASHINGTON FEDERAL, INC.



December 22, 1997                      By: /s/ Guy C. Pinkerton
Date                                      --------------------------------------
                                           Guy C. Pinkerton, Chairman,
                                           President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Kermit O. Hanson                                 December 22, 1997
------------------------------------                  -----------------
Kermit O. Hanson, Director                            Date



 /s/ W. Alden Harris                                  December 22, 1997
------------------------------------                  -----------------
W. Alden Harris, Director                             Date



 /s/ Anna C. Johnson                                  December 22, 1997
------------------------------------                  -----------------
Anna C. Johnson, Director                             Date



 /s/ John F. Clearman                                 December 22, 1997
------------------------------------                  -----------------
John F. Clearman, Director                            Date



 /s/ H. Dennis Halvorson                              December 22, 1997
------------------------------------                  -----------------
H. Dennis Halvorson, Director                         Date

 /s/ E. W. Mersereau                                   December 22, 1997
--------------------------------------------           -----------------
E. W. Mersereau, Jr., Director                         Date
and Vice Chairman of the Board



 /s/ Guy C. Pinkerton                                  December 22, 1997
--------------------------------------------           -----------------
Guy C. Pinkerton, Director, Chairman,                  Date
President and Chief Executive Officer



 /s/ Richard C. Reed                                   December 22, 1997
--------------------------------------------           -----------------
Richard C. Reed, Director                              Date



 /s/ Charles R. Richmond                               December 22, 1997
--------------------------------------------           -----------------
Charles R. Richmond, Director,                         Date
Executive Vice President and Secretary



 /s/ Ronald L. Saper                                   December 22, 1997
--------------------------------------------           -----------------
Ronald L. Saper, CPA, Executive                        Date
Vice President and Chief Financial
Officer (principal financial officer)



 /s/ Keith D. Taylor                                   December 22, 1997
--------------------------------------------           -----------------
Keith D. Taylor, CPA, Senior Vice President            Date
and Treasurer
(principal accounting officer)