Form 10-Q
period 1997-12-31
WASHINGTON FEDERAL INC
filed 1998-02-13
CIK 936528

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

For Quarter Ended  December 31, 1997  Commission file number   0 25454

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

(2)  Yes  X  .  No     .

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of class:                               at February 10, 1998

 Common stock, $1.00 par value                         47,623,602 shares

                  WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


                                   PART I


Item 1.  Financial Statements

The Consolidated Financial Statements of Washington Federal, Inc.
  and Subsidiaries filed as a part of the report are as follows:

         Consolidated Statements of Financial Condition
         as of December 31, 1997 and September 30, 1997           Page 3

         Consolidated Statements of Operations for the three
         months ended December 31, 1997 and                       Page 4

         Consolidated Statements of Cash Flows for the
         three months ended December 31, 1997 and 1996            Page 5

         Notes to Consolidated Financial                          Page 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      Page 7


                                   PART II


Item 1.  Legal Proceedings                                        Page 10

Item 2.  Changes in Securities                                    Page 10

Item 3.  Defaults upon Senior Securities                          Page 10

Item 4.  Submission of Matters to a Vote of Stockholders          Page 10

Item 5.  Other Information                                        Page 10

Item 6.  Exhibits and Reports on Form 8-K                         Page 10

         Signatures                                               Page 11


                  WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (UNAUDITED)

                                      December 31, 1997   September 30, 1997
                                       (In thousands, except per share data)


ASSETS
Cash                                         $   33,221           $   23,444
Available-for-sale securities, including
 mortgage-backed securities of $393,912         662,342              672,132
Held-to-maturity securities, including
mortgage-backed securities of $517,508          540,979              564,747
Loans receivable                              4,206,395            4,190,776
Interest receivable                              36,974               36,383
Premises and equipment, net                      48,199               47,552
Real estate held for sale                        30,338               30,189
FHLB stock                                       95,471               93,584
Costs in excess of net assets acquired           57,272               58,774
Other assets                                      2,117                2,008
                                             $5,713,308           $5,719,589

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Customer accounts
    Savings and demand accounts              $2,911,258           $2,905,371
    Repurchase agreements with customers         70,982               72,660
                                              2,982,240            2,978,031
FHLB advances                                 1,523,500            1,601,000
Other borrowings, primarily securities
 sold under agreements to repurchase            342,511              303,544
Advance payments by borrowers for
 taxes and insurance                             11,256               26,340
Federal and state income taxes                   73,934               52,259
Accrued expenses and other liabilities           43,105               40,670
                                              4,976,546            5,001,844
Stockholders' equity
Common stock, $1.00 par value, 100,000,000
 shares authorized; 51,161,742 and
 51,137,889 shares issued; 47,532,612
 and 47,508,759 shares outstanding               51,162               51,138
Paid-in capital                                 573,563              573,241
Valuation adjustment for available-for-sale
 securities, net of taxes                        33,000               30,000
Treasury stock, at cost; 3,629,130 and
 3,629,130 shares                               (68,266)             (68,266)
Retained earnings                               147,303              131,632
                                                736,762              717,745
                                             $5,713,308           $5,719,589

CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share               $    15.50           $    15.11
Stockholders' equity to total assets              12.90%               12.55%
Loans serviced for others                    $  110,317           $  119,897
Weighted average rates at period end
  Loans and mortgage-backed securities             8.15%                8.17%
  Investment securities                            7.70%                7.72%
    Combined rate on loans, mortgage-backed
     securities and investment securities          8.12%                8.14%
  Customer accounts                                5.16%                5.18%
  Borrowings                                       5.57%                5.51%
    Combined cost of customer accounts
     and borrowings                                5.32%                5.31%
  Interest rate spread                             2.80%                2.83%
 *Includes municipal bonds at tax equivalent yields


                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                  Quarter Ended December 31,
                                                     1997               1996
                                                     (Dollars in thousands,
                                                     except per share data)


INTEREST INCOME
Loans                                            $ 92,141         $   84,362
Mortgage-backed securities                         17,339             18,069
Investment securities                               6,752              6,379
                                                  116,232            108,810

INTEREST EXPENSE
Customer accounts                                  39,200             32,422
FHLB advances and other borrowings                 26,076             28,559
                                                   65,276             60,981

Net interest income                                50,956             47,829
Provision for loan losses                             159                229
Net interest income after provision for
 loan losses                                       50,797             47,600

OTHER INCOME
Gain on sale of securities                            745
Other                                               1,148                964
                                                    1,893                964

OTHER EXPENSE
Compensation and fringe benefits                    5,817              5,878
Regulatory assessments                                446              1,039
Occupancy expense                                   1,050                991
Other                                               3,487              2,963
                                                   10,800             10,871
Gain on real estate owned, net                        101                 23
Income before income taxes                         41,991             37,716
Income taxes                                       14,907             13,615
NET INCOME                                     $   27,084         $   24,101

PER SHARE DATA
Basic earnings per share                       $      .57         $      .53
Diluted earnings per share                     $      .56         $      .53
Cash dividends                                 $      .24         $      .22
Weighted average number of shares outstanding,
  including dilutive stock options             48,156,417         46,163,957
Return on average assets                             1.91%              1.76%


                   WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                  Quarter Ended December 31,
                                                    1997               1996
                                                        (In thousands)


CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                      $ 27,084           $ 24,101
Adjustments to reconcile net income to
 net cash provided by operating activities
  Amortization of fees, discounts and
   premiums, net                                  (5,815)            (4,423)
  Amortization of costs in excess of net
   assets acquired                                 1,502              1,124
  Depreciation                                       585                505
  Gains on investment securities and real
   estate held for sale                             (845)               (19)
  Decrease (increase) in accrued
   interest receivable                              (591)               276
  Increase in income taxes payable                18,675             15,110
  FHLB stock dividends                            (1,887)            (1,568)
  Decrease (increase) in other assets               (109)             8,511
  Increase (decrease) in accrued expenses
   and other liabilities                           2,435             (1,784)
Net cash provided by operating activities         41,034             41,833

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property                    (161,655)          (139,312)
  Construction loans                            (107,131)           (88,051)
  Land loans                                     (24,306)           (18,486)
  Loans refinanced                               (28,972)            (9,548)
                                                (322,064)          (255,397)
Savings account loans originated                  (1,516)            (1,120)
Loan principal repayments                        319,202            229,202
Decrease in undisbursed loans in process          (9,272)           (30,385)
Loans purchased                                     (434)              (205)
Purchase of available-for-sale securities        (10,000)              ---
Principal payments and maturities of
  available-for-sale securities                   16,584             23,629
Sales of available-for-sale securities            10,744               ---
Principal payments and maturities of
  held-to-maturity securities                     24,041             16,265
Proceeds from sale of real estate
  held for sale                                    3,165              2,881
Premises and equipment purchased, net             (1,232)            (2,172)
FHLB stock purchased                                ---              (9,057)
Cash received from acquisitions                     ---               3,590
Net cash (used) provided by investing
  activities                                      29,218            (22,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts       4,209            (32,411)
Net increase(decrease) in short-term borrowings  (38,533)            51,590
Proceeds from exercise of common stock options       346                116
Dividends                                        (11,413)           (10,359)
Treasury stock purchases                            ---              (1,136)
Decrease in advance payments by borrowers
  for taxes and insurance                        (15,084)           (13,005)
Net cash used by financing activities            (60,475)            (5,205)

Increase in cash                                   9,777             13,589
Cash at beginning of period                       23,444             19,635
Cash at end of period                           $ 33,221           $ 33,494

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
Non-cash investing activities
  Real estate acquired through foreclosure      $  3,213           $  1,045
Cash paid during the period for
  Interest                                        68,311             62,565
  Income taxes                                      ---                ---


                   WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        QUARTER ENDED DECEMBER 31, 1997

NOTE A - Basis of Presentation

The consolidated interim financial statements included in this report have been prepared by Washington Federal, Inc. ("Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are
reflected in the interim financial statements.   The September 30, 1997
Consolidated Statement of Financial Condition was derived from audited financial statements.

NOTE B - Cash Dividend Paid

Dividends per share increased to 24 cents for the quarter ended December 31, 1997 compared with 22 cents for the same period one year ago. On January 23, 1998 the Company paid its 60th consecutive quarterly cash dividend.

NOTE C - Stock Dividend

On January 28, 1998, the Board of Directors of the Company declared an eleven-for-ten stock split in the form of a 10% stock dividend to stockholders of record on February 12, 1998 to be distributed on February 26, 1998. All previously reported per share amounts will be adjusted accordingly.

NOTE D - Year 2000

Washington Federal has initiated a program to prepare the Company's computer systems and applications for the year 2000. The Board of Directors has established the time frame for year 2000 compliance company-wide. The Data Processing Department has been working on this effort for several months.
The Company is to have all products, services and supporting technical systems year 2000 compliant by the fourth quarter of 1998. The testing and conversion of system applications is not expected to result in a material cost to the Company.

NOTE E - Earnings per Share

SFAS No. 128, "Earnings per Share" (SFAS No. 128) was issued in February, 1997. Under SFAS No. 128, the Company is required to present both basic and diluted EPS on the face of its statement of operations. The following table provides a reconciliation of the numerators and denominators of the basic and diluted computations.

                                Income         Shares        Per Share
                             (Numerator)   (Denominator)      Amount
Basic EPS
  Income available to
   common stockholders      $27,084,000     47,521,059         .57

Diluted EPS
  Income available to
   common stockholders
 plus assumed conversions   $27,084,000     48,156,417         .56

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

INTEREST RATE RISK

The Company assumes a high level of interest rate volatility as a result of its policy to originate fixed-rate single family home loans which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At December 31, 1997 the Company had a negative one year maturity gap of approximately 50% of total assets.

The interest rate spread declined to 2.80% at December 31, 1997 from 2.83% at September 30, 1997. Interest rate spreads for the three previous quarters were relatively flat. During this phase of the interest rate cycle the Company chose to control its asset growth, strengthen its capital position and deleverage the balance sheet by reducing its borrowed money. FHLB advances and other borrowed money decreased to an equivalent of 32.7% of total assets at December 31, 1997, compared to 33.3% of total assets at September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth at December 31, 1997 was $736,762,000 or 12.9% of total assets. This is an increase of $19,017,000 from September 30, 1997 when net worth was $717,745,000 or 12.6% of total assets.

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

The Company's cash and investment securities amounted to $325,122,000, a $11,928,000 increase from a quarter ago.

The minimum liquidity levels of the Association are governed by the regulations of the OTS. Liquidity is defined as the ratio of average cash and eligible unpledged investment securities to the sum of average withdrawable savings plus short-term (one year) borrowings. Currently, the Association is required to maintain total liquidity at four percent. At December 31, 1997, total liquidity was 5.26% compared to 5.06% at September 30, 1997.

CHANGES IN FINANCIAL POSITION

Available-for-sale and held-to-maturity securities. As of December 31, 1997, the Company had unrealized gains of $33,000,000, net of tax, which are recorded as part of stockholders' equity.

Loans receivable. Loans receivable grew less than 1% during the quarter to $4,206,395,000 at December 31, 1997 from $4,190,776,000 at September
30, 1997.

The Company measures loans that will not be repaid in accordance with their contractual terms using a discounted cash flow methodology or the fair value of the collateral for certain loans. Smaller balance loans are excluded with limited exceptions. At December 31, 1997, the Company's recorded investment in impaired loans was $6,157,000 which had allocated reserves of $2,192,000. Loans of $3,938,000 did not require reserves. The average balance of impaired loans during the quarter was $10,096,000 and interest income(cash received) from impaired loans was $98,000.

Costs in excess of net assets acquired. The Company periodically monitors these assets for potential impairment of which there was none at December 31, 1997. The Company will continue to evaluate these assets and, if appropriate, provide for any diminuition in value of these assets as a result of any legislation.

Customer accounts. Customer accounts at December 31, 1997 were
$2,982,240,000 compared with $2,978,031,000 at September 30, 1997.

FHLB advances and other borrowings. Total borrowings decreased to $1,866,011,000. See Interest Rate Risk above.

RESULTS OF OPERATIONS

Net interest income increased $3,127,000 (7%) to $50,956,000 for the December 1997 quarter from $47,829,000 a year ago. The net interest spread was 2.80% at December 31, 1997 compared to 2.83% at September 30, 1997 and 2.88% at December 31, 1996.

Interest income on loans increased $7,779,000 (9%) to $92,141,000 for the quarter ended December 1997 from $84,362,000 a year ago. The increase is associated with the increase in total outstanding loans to $4,206,395,000 at December 31, 1997 from $4,131,145,000 at the December
31, 1996. Average interest rates on loans decreased to 8.27% from 8.29% a year ago.

Interest income on mortgage-backed securities declined $730,000 (4%) to $17,339,000 for the quarter ended December 31, 1997 versus $18,069,000 the same period one year ago. The weighted average yield of 7.56% at December 31, 1997 was higher than the 7.54% at December 31, 1996.

Interest on investments increased $373,000 (6%) in the quarter versus the year ago quarter. The weighted average yield increased to 7.70% at December 31, 1997 compared with 7.56% at December 31, 1996. The combined investment securities and FHLB stock portfolio increased to $387,372,000 at December 31, 1997 versus $374,941,000 one year ago.

Interest expense on customer accounts increased $6,778,000 (21%) to $39,200,000 for the quarter ended December 31, 1997 from $32,422,000 for the same period one year ago. The average cost of customer accounts increased to 5.16% at quarter end compared to 5.01% one year ago.

Interest on FHLB advances and other borrowings decreased $2,483,000 (9%) to $26,076,000 for the December 1997 quarter compared with $28,559,000 for the same quarter a year ago. The average rates paid at December 31, 1997 increased to 5.57% versus 5.45% at December 31, 1996.

Other income increased $929,000 (96%) for the December 1997 quarter compared with the December 1996 quarter. Gains on the sale of available-for-sale securities totalled $745,000 in the December 1997 quarter while no securities were sold in the December 1996 quarter.

Other expense decreased $210,000 (2%) for the quarter ended December
1997 compared with the December 1996 quarter, after adjusting for the $139,000 decrease in deferred loan origination costs associated with lower loan volumes. Other expense for the December 1997 quarter equalled
 .76% of average assets compared to .79% for the same quarter a year ago, while the number of staff, including part-time employees on a full-time equivalent basis, were 660 for both periods.

Income taxes increased $1,292,000 (9%) in the December 1997 quarter due to a higher taxable income base. The effective tax rate was 35.5% for December 1997 and 36.1% for the December 1996 quarter.

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




February 13, 1998                     /s/ GUY C. PINKERTON
                                          Chairman, President and
                                          Chief Executive Officer




February 13, 1998                     /s/ RONALD L. SAPER
                                          Executive Vice-President and
                                          Chief Financial Officer




February 13, 1998                     /s/ KEITH D. TAYLOR
                                          Senior Vice-President and
                                          Treasurer