Form 10-Q
period 1998-03-31
WASHINGTON FEDERAL INC
filed 1998-05-26
CIK 936528

[ARTICLE] 9

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          SEP-30-1997
[PERIOD-END]                               MAR-31-1998
[CASH]                                          25,591
[INT-BEARING-DEPOSITS]                               0
[FED-FUNDS-SOLD]                                     0
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                    668,500
[INVESTMENTS-CARRYING]                         517,285
[INVESTMENTS-MARKET]                                 0
[LOANS]                                      4,152,743
[ALLOWANCE]                                     23,483
[TOTAL-ASSETS]                               5,633,772
[DEPOSITS]                                   3,024,452
[SHORT-TERM]                                 1,378,990
[LIABILITIES-OTHER]                            124,651
[LONG-TERM]                                    350,000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        56,334
[OTHER-SE]                                     699,345
[TOTAL-LIABILITIES-AND-EQUITY]               5,633,772
[INTEREST-LOAN]                                 91,659
[INTEREST-INVEST]                               23,272
[INTEREST-OTHER]                                     0
[INTEREST-TOTAL]                               114,931
[INTEREST-DEPOSIT]                              38,198
[INTEREST-EXPENSE]                              62,940
[INTEREST-INCOME-NET]                           51,991
[LOAN-LOSSES]                                      172
[SECURITIES-GAINS]                               1,591
[EXPENSE-OTHER]                                 11,537
[INCOME-PRETAX]                                 43,351
[INCOME-PRE-EXTRAORDINARY]                      27,962
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    27,962
[EPS-PRIMARY]                                      .53
[EPS-DILUTED]                                      .53
[YIELD-ACTUAL]                                    8.07
[LOANS-NON]                                     18,687
[LOANS-PAST]                                         0
[LOANS-TROUBLED]                                 7,861
[LOANS-PROBLEM]                                      0
[ALLOWANCE-OPEN]                                23,615
[CHARGE-OFFS]                                      162
[RECOVERIES]                                        30
[ALLOWANCE-CLOSE]                               23,483
[ALLOWANCE-DOMESTIC]                            18,109
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                          5,374