Form 10-Q/A
period 1998-03-31
WASHINGTON FEDERAL INC
filed 1998-06-02
CIK 936528

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES
          EXCHANGE ACT OF 1934

  For the quarterly period ended. .. . .. . .. . .         March
 31, 1998


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES
       EXCHANGE ACT OF 1934

  For the transition period from
  to


  For Quarter Ended        March 31, 1998             Commission
 file number
0 25454

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

          Title of class:
  May 8, 1998

      Common stock, $1.00 par value
  52,432,365
shares
                  WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                    PART I


Item 1.  Financial Statements

         The Consolidated Financial Statements of Washington
 Federal, Inc. and
Subsidiaries
         filed as a part of the report are as follows:

         Consolidated Statements of Financial Condition
         as of March 31, 1998 and September 30, 1997 .  . .  . .
  . .
  Page 3

         Consolidated Statements of Operations for the three
         and six months ended March 31, 1998 and 1997.  . .  . .
  . .
  Page 4

         Consolidated Statements of Cash Flows for the six months ended March 31, 1998 and 1997 . . . . . .
  . . Page 5

         Notes to Consolidated Financial Statements. .  . .  . .
  . .
       Page 6

Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations .  . .  . .  . .  . .
  . .
  Page 7


                                   PART II


Item 1.        Legal Proceedings .  . .  . .  . .  . .  . .  . ..
 . .  . . Page 11

Item 2.        Changes in Securities. .  . .  . .  . .  . .  . ..
 . .  . .
  Page 11

Item 3.        Defaults upon Senior Securities. .  . .  . .  . ..
 . .  . .
  Page 11

Item 4.        Submission of Matters to a Vote of Stockholders ..
 . .  . .  . .
  Page 11

Item 5.        Other Information .  . .  . .  . .  . .  . .  . ..
 . .  . . Page 11

Item 6.        Exhibits and Reports on Form 8-K .  . .  . .  . ..
 . .  . .
  Page 11

         Signatures  . .  . .  . .  . .  . .  . .  . .  . .  .
 .Page 12
                  WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (UNAUDITED)



              . . . . . . . . . . . . . . . . .March 31, 1998
 September 30, 1997


               (In thousands, except per share data)

ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . .              $
 25,591    $    23,444
Available-for-sale securities . . . . . . . . .  668,500
 672,132
Held-to-maturity securities . . . . . . . . . .  517,285
 564,747
Loans receivable. . . . . . . . . . . . . . . .4,152,743
 4,190,776
Interest receivable . . . . . . . . . . . . . .   36,713
 36,383
Premises and equipment, net . . . . . . . . . .   48,182
 47,552
Real estate held for sale . . . . . . . . . . .   28,764
 30,189
FHLB stock. . . . . . . . . . . . . . . . . . .   97,296
 93,584
Costs in excess of net assets acquired. . . . .   56,667
 58,774
Other assets. . . . . . . . . . . . . . . . . .
 2,031          2,008


            . . . . . . . . . . . . . . . . . .$5,633,772
 $5,719,589
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Customer accounts
    Savings and demand accounts . . . . . . . .
 $2,944,881     $2,905,371
    Repurchase agreements with customers. . . .
 79,571         72,660


          . . . . . . . . . . . . . . . . . . .3,024,452
 2,978,031

FHLB advances . . . . . . . . . . . . . . . . .1,034,000
 1,601,000
Other borrowings, primarily securities sold under agreements to repurchase
 . . . . . . . . . . . . . . . . . . . . . . . .694,990
 303,544
Advance payments by borrowers for taxes and insurance. .
 21,728         26,340
Federal and state income taxes. . . . . . . . .   62,364
 52,259
Accrued expenses and other liabilities. . . . .
 40,559         40,670


            . . . . . . . . . . . . . . . . . .4,878,093
 5,001,844
Stockholders' equity
Common stock, $1.00 par value, 100,000,000 shares authorized;
   56,334,480 and 51,137,889 shares issued; 52,404,672 and
   47,508,759 shares outstanding. . . . . . . .   56,334
 51,138
Paid-in capital . . . . . . . . . . . . . . . .  713,171
 573,241
Valuation adjustment for available-for-sale securities, net of
 taxes            33,000
 . . . . . . . . . . . . . . . . . . . . . . . .30,000
Treasury stock, at cost; 3,929,808 and 3,629,130 shares.     (
 67,202)    (   68,266)
Retained earnings . . . . . . . . . . . . . . .
 20,376        131,632


          . . . . . . . . . . . . . . . . . . .   755,679
 717,745


          . . . . . . . . . . . . . . . . . . .$5,633,772
 $5,719,589

CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share. . . . . . . . .$     14.42   $
  13.74
Stockholders' equity to total assets. . . . . .      13.41%
  12.55%
Loans serviced for others . . . . . . . . . . .              $
 100,290     $  119,897
Weighted average rates at period end
   Loans and mortgage-backed securities . . . .       8.10%
  8.17%
   Investment securities* . . . . . . . . . . .       7.64
  7.72
   Combined rate on loans, mortgage-backed securities and
 investment securities
 . . . . . . . . . . . . . . . . . . . . . . . .      8.07
  8.14
   Customer accounts. . . . . . . . . . . . . .       5.14
  5.18
   Borrowings . . . . . . . . . . . . . . . . .       5.53
  5.51
      Combined cost of customer accounts and borrowings . . . . .
 . .         5.28 5.31
   Interest rate spread . . . . . . . . . . . .       2.79
  2.83
*Includes municipal bonds at tax equivalent yields

 WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)



    Quarter Ended March 31,            Six Months Ended March 31,

                  1998
 . . . . . . . .     1997              1998        1997

                    (In
thousands, except per share data)
INTEREST INCOME
Loans. . . . . . . . . . . . $ 91,659 $ 90,282    $183,800
 $174,644
Mortgage-backed securities .   16,739   20,056      34,078
 38,125
Investment securities. . . .    6,533    6,525      13,285
12,904

               114,931
 . . . . . . . . . . 116,863  231,163  225,673

INTEREST EXPENSE
Customer accounts. . . . . .   38,198   35,479      77,398
 67,901
FHLB advances and other borrowings . .  24,742      29,514
 50,818         58,073

                 62,940
 . . . . . . . . . .  64,993  128,216              125,974

Net interest income. . . . .   51,991   51,870     102,947
 99,699
Provision for loan losses. .               172         184
 331            413
Net interest income after provision for loan losses
 51,819         51,686   102,616
 . . . . . . . . . .  99,286

OTHER INCOME
Gain on sale of securities .    1,591      ---       2,336
 ---
Other. . . . . . . . . . . .    1,383      814       2,531
 1,778

                      2,974
 . . . . . . . . . . .   814    4,867    1,778

OTHER EXPENSE
Compensation and fringe benefits . . .   6,237       6,013
 12,054         11,891
Federal insurance premiums .      446      304         892
 1,343
Occupancy expense. . . . . .    1,045    1,055       2,095
 2,046
Other. . . . . . . . . . . .    3,809    3,839       7,296
 6,802

                     11,537
 . . . . . . . . . . .11,211   22,337   22,082
Gains on real estate owned, net. . . .                  95
 217            196       240
Income before income taxes .   43,351   41,506      85,342
 79,222
Income taxes . . . . . . . .   15,389   15,100      30,296
 28,715
NET INCOME . . . . . . . . . $ 27,962 $ 26,406    $ 55,046  $
 50,507

PER SHARE DATA
Basic earnings per share . .         $     .53   $     .51
      $      1.05 $      .99
Diluted earnings per share .         $     .53   $     .50
      $      1.04 $      .98
Cash dividends . . . . . . .         $     .22   $     .20
      $       .44 $      .40
Weighted average number of shares outstanding,
  including dilutive stock options . .          52,981,356
       52,681,485 52,969,212    51,640,128
Return on average assets . .      1.99%    1.82%       1.95%
 1.80%

                     WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                                            Six
 Months Ended March 31,
                                                             1998
                         1997


                                                            (In
 thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income . . . . . . . . . . . . . . . . . .             $
 55,046                      $ 50,507
Adjustments to reconcile net income to net cash provided by
 operating activities
  Amortization of fees, discounts and premiums, net.       (
 12,211)                     (  8,946)
  Amortization of costs in excess of net assets acquired
                          3,010
 . . . . . . . . . . . . . . . . . . . . 2,715
  Depreciation . . . . . . . . . . . . . . . .
 1,170                         1,029
  Gains on investment securities and real estate held for sale
                       (  2,531)
 . . . . . . . . . . . . . . . . . . .(    229)
  Decrease (increase) in accrued interest receivable
 (330)                          300
  Increase in income taxes payable . . . . . .
 7,105                         9,895
  FHLB stock dividends . . . . . . . . . . . .             (
 3,712)                     (  3,150)
  Decrease (increase) in other assets. . . . .
 (23)                        8,901
  Decrease in accrued expenses and other liabilities      (
 414)                   (      471)
Net cash provided by operating activities. . .
 47,110                        60,551

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property . . . . . . . . .
  (328,344)                     (254,985)
  Construction loans . . . . . . . . . . . . .
 (213,394)                     (177,620)
  Land loans . . . . . . . . . . . . . . . . .             (
 34,223)                     ( 34,326)
  Loans refinanced . . . . . . . . . . . . . .             (
 79,411)                     ( 20,937)


                                         . .(655,372)
 (487,868)
Savings account loans originated . . . . . . .             (
 2,808)                     (  3,543)
Loan principal repayments. . . . . . . . . . .
 706,766                       470,086
Decrease in undisbursed loans in process . . .             (
 5,097)                      (41,344)
Loans purchased. . . . . . . . . . . . . . . .            (
 868)                    (     421)
Purchase of available-for-sale securities. . .             (
 35,980)                      (24,187)
Principal payments and maturities of available-for-sale
 securities
 . . . . . . . . . . . . . . . . . . .  47,599
 40,645
Sales of available-for-sale securities . . . . 2,335
 48,257
Principal payments and maturities of held-to-maturity securities

 . . . . . . . . . . . . . . . . . . . .47,904
 32,271
Proceeds from sale of real estate held for sale  . .
 7,080                         5,025
Premises and equipment purchased, net  . . . .             (
 1,800)                     (  3,059)
FHLB stock purchased . . . . . . . . . . . . .   ---
 (9,057)
Cash received from acquisitions  . . . . . . .
 ---                         3,590
Net cash provided by investing activities. . .
 109,759                         30,395

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts. . . . . . .
 46,421                        26,580
Decrease in short-term borrowings. . . . . . .
 (173,054)                      (92,280)
Repayments of long-term borrowings . . . . . .
 (2,500)                         ---
Proceeds from exercise of common stock options
 336                           160
Proceeds from employee stock ownership plan. . 1,637
 799
Treasury stock purchased . . . . . . . . . . .   ---      (
 1,136)
Dividends. . . . . . . . . . . . . . . . . . .             (
 22,950)                    (  20,797)
Decrease in advance payments by borrowers for taxes and insurance

 . . . . . . . . . . . . . . . . . . .(  4,612)           (
 2,334)
Net cash used by financing activities. . . . .
 (154,722)                      (89,008)

Increase in cash . . . . . . . . . . . . . . . 2,147
 1,938
Cash at beginning of period. . . . . . . . . .
 23,444                        19,635
Cash at end of period. . . . . . . . . . . . .            $
 25,591                     $  21,573

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities
  Real estate acquired through foreclosure . .            $
 5,459                     $   2,791
Cash paid during the period for
  Interest . . . . . . . . . . . . . . . . . .
 130,569                       126,697
  Income taxes . . . . . . . . . . . . . . . .
 27,000                        20,490
NOTE A - Basis of Presentation

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

NOTE B - Cash Dividend Paid

Dividends per share increased to 22 cents for the quarter ended
 March 31, 1998
compared with 20 cents for the same period one year ago.  On
 April 29, 1998 the
Company paid its 61st consecutive quarterly cash dividend.

NOTE C - Stock Dividend

On January 28, 1998, the Board of Directors of the Company
 declared an eleven-for-ten
stock split in the form of a 10% stock dividend to stockholders of record on February
12, 1998 which was distributed on February 26, 1998. All
 previously reported per share
amounts have been adjusted accordingly.

NOTE D - Year 2000

Washington Federal has initiated a program to prepare the
 Company's computer systems
and applications for the year 2000. The Board of Directors
 approved a program and
timetable designed to have all products, services and supporting technical systems
year 2000 compliant by the fourth quarter of 1998. The Company's expected expenditures
for testing and conversion of system applications, as well as the impact on
operations, liquidity and capital resources is deemed to be immaterial.

NOTE E - Earnings per Share

SFAS No. 128, "Earnings per Share"(SFAS No. 128)" was issued in
 February, 1997. Under
SFAS No. 128, the Company is required to present both basic and diluted EPS on the
face of its statement of operations. The following table provides a reconciliation of
the numerators and denominators of the basic and diluted
 computations.
                               Income. . Shares        Per-Share

                            (Numerator) (Denominator)
      Amount
Basic EPS
  Income available to common
  stockholders              $55,046,000    52,312,360
      $1.05

Diluted EPS
  Income available to common stockholders
  plus assumed conversions  $55,046,000    52,969,212
       $1.04
GENERAL

Washington Federal, Inc. (the "Company") is a unitary savings and loan holding
company. The Company's wholly-owned subsidiary, Washington
 Federal Savings (the
"Association") is the Company's primary operating entity.

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a
 result of its policy to
originate fixed-rate single family home loans which are longer term in nature than the
short-term characteristics of its liabilities of customer
 accounts and borrowed money.
At March 31, 1998 the Company had  a negative one year maturity gap of approximately
50% of total assets.

The interest rate spread declined to 2.79% at March 31, 1998 from
 2.83%at September
30, 1997. Interest rate spreads for the three previous quarters were relatively flat.
During this phase of the interest rate cycle the Company chose to control its asset
growth, strengthen its capital position and deleverage the
 balance sheet by reducing
its borrowed money. FHLB advances and other borrowed money
 decreased to an equivalent
of 30.7% of total assets at March 31, 1998, compared to 33.3% of total assets at
September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth  at March 31, 1998 was $755,679,000 or
 13.4% of total assets.
This is an increase of $37,934,000 from September 30, 1997 when net worth was
$717,745,000 or 12.6% of total assets.

Under stock repurchase programs previously authorized by the
 Board of Directors, the
Company has approximately 970,000 available to repurchase. The
 Company did not
repurchase any shares during the six months ended March 31, 1998.

During the six months ended March 31, 1998, the Washington
 Federal Savings Profit
Sharing Retirement Plan and Employee Stock Ownership Plan (ESOP)
 was authorized by
various employees to purchase Company common stock for their account from their vested
funds. The Company issued from treasury stock 62,233 shares of
 Company common stock
to the ESOP at an average purchase price of $26.31 per share.

On April 28, 1998, the Company filed with the Securities and
 Exchange Commission a
Registration Statement on Form S-8( Commission File No.
 333-51143) to register 300,000
additional shares to be issued under the ESOP.





LIQUIDITY AND CAPITAL RESOURCES(continued)

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

The Company's cash and investment securities amounted to
 $308,000,000, a  $5,194,000
decrease from six months ago.

The minimum liquidity levels of the Association are governed by the regulations of the
OTS.  Liquidity is defined as the ratio of average  eligible unpledged liquid assets
to the sum of average withdrawable savings plus short-term
 borrowings.  Currently, the
Association is required to maintain  total liquidity at four percent.  At March 31,
1998, total liquidity was 15.02% compared to 5.06% at September
 30, 1997.

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities. The Company purchased $35,980,000
of mortgage-backed securities during the six month period, all of which were
categorized as available-for-sale. Despite the purchase of
 mortgage-backed securities,
the portfolio declined $43,753,000(5%) due to repayments of
 $86,013,000 during the six
month period.

As of March 31, 1998, the Company had unrealized gains on
 available-for-sale
securities of $33,000,000, net of tax, which were recorded as part of stockholders'
equity.

Loans receivable.  Loans receivable fell 1% during the six month period to
$4,152,743,000 at March 31, 1998 from $4,190,776,000 at September
 30, 1997.  The net
loans receivable balance declined despite a 34% increase in loan origination volume
to $655,372,000 for the six months ended March 31, 1998 compared with the $487,868,000
for the same period one year ago. Total repayments and
 prepayments for the six months
ended March 31, 1998 were $702,707,000.

The Company measures loans that will not be repaid in accordance with their
contractual terms using a discounted cash flow methodology or the fair value of the
collateral for certain loans. Smaller balance loans are excluded with limited
exceptions. At March 31, 1998, the Company's recorded investment in impaired loans was
$9.6 million which had allocated reserves of $2.0 million.  Loans of $3.9 million did
not require reserves. The average balance of impaired loans
 during the quarter was
$9.8 million and interest income (cash received) from impaired loans was $98,000. For
the six months ended March 31, 1998 the average amount of
 impaired loans was $9.9
million and interest income (cash received) from impaired loans was $195,000.





CHANGES IN FINANCIAL CONDITION(continued)

Costs in excess of net assets acquired. The Company periodically monitors costs in
excess of net assets acquired for potential impairment of which there was none at
March 31, 1998. The Company will continue to evaluate these
 assets and, if
appropriate, provide for any diminuition in value of these assets as a result of any
legislation.

Customer accounts. Customer accounts at March 31, 1998 were
 $3,024,452,000 compared
with $2,978,031,000 at September 30, 1997.


FHLB advances and other borrowings. Total borrowings decreased to
 $1,728,990,000.  See
Interest Rate Risk above.

RESULTS OF OPERATIONS

Net interest income increased $121,000 (<1%) to $51,991,000 for the March 1998 quarter
from $51,870,000 a year ago, while net interest income increased
 $3,248,000 (3%) to
$102,947,000 for the six months ended March 31, 1998 from the
 $99,699,000 for the same
period of 1997. The net interest spread was 2.79% at March 31,
 1998 compared to 2.80%
at December 31, 1997 and 2.88% at March 31, 1997.

Interest income on loans increased $1,377,000 (2%) to $91,659,000 for the quarter
ended March 31,  1998 from $90,282,000 for the same period one year ago.  For the six
months ended March 31, 1998 interest on loans increased
 $9,156,000 (5%) to
$183,800,000 from $174,644,000 for the same period one year ago.
 Average interest
rates on loans decreased to 8.20% at March 31, 1998 from 8.29% one year ago.

Interest income on mortgage-backed securities decreased
 $3,317,000 (17%) to
$16,739,000 for the quarter ended March 31, 1998 versus the
 $20,056,000 for the
quarter one year ago.  Interest on mortgage-backed securities declined $4,047,000
(11%) to $34,078,000 for the six months ended March  31, 1998 compared with the
$38,125,000 for the same period one year ago.  The weighted
 average yield  of 7.62%
at March 31, 1998 was up from the 7.57% at March 31, 1997.


Interest on investments increased $8,000 (<1%) to $6,533,000 for the quarter ended
March 31, 1998 versus the $6,525,000 for the quarter one year ago. Interest on
investments increased $381,000 (3%) to $13,285,000 for the six months ended March 31,
1998 compared with the $12,904,000 for the same period one year ago. The weighted
average yield was 7.64% at March 31, 1998 compared to 7.34% at March 31, 1997.

Interest expense on customer accounts increased $2,719,000 (8%)
 to $38,198,000 for the
March 1998 quarter from $35,479,000 for the March 1997 quarter.
 Interest expense on
customer accounts increased $9,497,000 (14%) to $77,398,000 for the six months ended
March 31, 1998 versus $67,901,000 for the same period one year ago.  The average cost
of customer accounts increased to 5.14% at quarter end compared to the 5.04% one year
ago.

RESULTS OF OPERATIONS(continued)

Interest on FHLB advances and other borrowings decreased
 $4,772,000 (16%) to
$24,742,000 for the March 1998 quarter compared with the
 $29,514,000 for the March
1997 quarter.  The six-month figures decreased $7,255,000 (12%)
 to $50,818,000
compared with the $58,073,000 for the same period one year ago.
 The average rates paid
at March 31, 1998 increased to 5.53% versus 5.44% at March 31,
 1997.


Other income increased $2,160,000 (265%) to $2,974,000 for the
 March 1998 quarter
compared with the $814,000 for the March 1997 quarter.  Other income increased
$3,089,000 (174%) to $4,867,000 for the six months ended March
 31, 1998 versus
$1,778,000 for the same period one year ago.  Gains on the sale of available-for-sale
securities totalled $1,591,000 and $2,336,000 for the quarter and six months ended
March 31, 1998, respectively.  No gains were recognized on sale of securities for the
six months ending March 31, 1997.

Other expense increased $585,000 (5%) and $639,000 (3%),
 respectively, for the quarter
and six months ended March 31, 1998 compared to the same periods ended March 31, 1997.
Both increases were offset by adjustments of $647,000 and
 $1,233,000, respectively,
for deferred loan origination costs associated with loan volumes for the quarter and
six months ended March 31, 1998. Other expense for the quarter and six months ended
March 31, 1998 equalled .82% and .79%, respectively, of average assets compared to
 .77% and .79%, respectively, for the same periods one year ago. The number of staff, including part-time employees on a full-time equivalent basis, were 656 at March 31,
1998 and 654 at March 31, 1997.

Income taxes increased $289,000 (2%) and $1,581,000 (5%) for the quarter and six
months ended March 31, 1998, respectively, when compared to the same period one year
ago due to higher taxable income. The effective tax rate was
 35.5% for the six-month
period ended March 31, 1998 and 36.3% for the same period ended
 March 31, 1997.

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

Not applicable

Item 3.                                Defaults Upon Senior
 Securities

Not applicable

Item 4.                                Submission of Matters to a
 Vote of Stockholders

The Annual Meeting of Stockholders of Washington Federal, Inc.
 was held on January 28,
1998.  Three nominees for election as Directors, Kermit O.
 Hanson, E.W.Mersereau  and
Guy C. Pinkerton  were elected for three-year terms.  The votes cast for Kermit O.
Hanson were 42,811,784 shares.  The votes cast for E.W. Mersereau were 42,814,262
shares . The votes cast for Guy C. Pinkerton were 43,016,651 shares.

The stockholders ratified the appointment of Deloitte & Touche
 LLP as Washington
Federal, Inc.'s independent public accountants for fiscal 1998 with 43,002,396 votes
cast for the proposal.

Item 5.                                Other Information

Not applicable

Item 6.                                Exhibits and Reports on
 Form 8-K

Not applicable
                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of
 1934, the registrant
has duly caused this report to be signed on its behalf by the undersigned thereunto
duly authorized.



  /s/ Guy C. Pinkerton

May 13, 1998                         GUY C. PINKERTON
  Chairman, President and
  Chief Executive Officer





  /s/ Ronald L. Saper

May 13, 1998                         RONALD L. SAPER
  Executive Vice-President and
  Chief Financial Officer






  /s/ Keith D. Taylor

May 13, 1998                         KEITH D. TAYLOR
  Senior Vice-President and
  Treasurer