Form 10-Q
period 1998-06-30
WASHINGTON FEDERAL INC
filed 1998-08-13
CIK 936528

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

  For the quarterly period ended. .. . .. . .. . .. . .     June 30, 1998

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

  For the transition period from                                 to


  For Quarter Ended         June 30, 1998             Commission file number
0 25454

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

  (1)  Yes  X  .  No     .

  (2)  Yes  X  .  No     .

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title of class:                                         JULY 31,
1998

      Common stock, $1.00 par value                                52,458,240
shares
                  WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                    PART I


Item 1.  Financial Statements

         The Consolidated Financial Statements of Washington Federal, Inc. and Subsidiaries
         filed as a part of the report are as follows:

         Consolidated Statements of Financial Condition as of June 30, 1998 and September 30, 1997. . . . . . . . . .
Page 3

         Consolidated Statements of Operations for the three and nine months ended June 30, 1998 and 1997. . . . . . . . .
Page 4

         Consolidated Statements of Cash Flows for the nine months ended June 30, 1998 and 1997 . . . . . . . . . .
Page 5

         Notes to Consolidated Financial Statements. .  . .  . .  . .  . .  .
 . Page 6

Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations .  . .  . .  . .  . .  . .  . .
Page 7


                                   PART II


Item 1.        Legal Proceedings .  . .  . .  . .  . .  . .  . .. . .  . .
Page 13

Item 2.        Changes in Securities. .  . .  . .  . .  . .  . .. . .  . .  .
 . Page 13

Item 3.        Defaults upon Senior Securities. .  . .  . .  . .. . .  . .  .
 . Page 13

Item 4.        Submission of Matters to a Vote of Stockholders .. . .  . .  .
 .  . . Page 13

Item 5.        Other Information .  . .  . .  . .  . .  . .  . .. . .  . .
Page 13

Item 6.        Exhibits and Reports on Form 8-K .  . .  . .  . .. . .  . .  .
 . Page 13

         Signatures  . .  . .  . .  . .  . .  . .  . .  . .  . .Page 14

 WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (UNAUDITED)


                            June 30, 1998  September 30, 1997

                          (In thousands, except per share data)

ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . .              $   27,938
                              $    23,444
Available-for-sale securities . . . . . . . . .  634,670        672,132
Held-to-maturity securities . . . . . . . . . .  478,507        564,747
Loans receivable. . . . . . . . . . . . . . . .4,148,377      4,190,776
Interest receivable . . . . . . . . . . . . . .   35,018         36,383
Premises and equipment, net . . . . . . . . . .   48,281         47,552
Real estate held for sale . . . . . . . . . . .   29,942         30,189
FHLB stock. . . . . . . . . . . . . . . . . . .   99,176         93,584
Costs in excess of net assets acquired. . . . .   55,153         58,774
Other assets. . . . . . . . . . . . . . . . . .                   1,908
                                    2,008

                               $5,558,970          $5,719,589
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Customer accounts
    Savings and demand accounts . . . . . . . .              $3,003,660
                               $2,905,371
    Repurchase agreements with customers. . . .                  79,494
                                   72,660

                                3,083,154           2,978,031

FHLB advances . . . . . . . . . . . . . . . . .1,063,000      1,601,000
Other borrowings, primarily securities sold under agreements to repurchase . .
 . . . . . . . . . . . . . . . . . . . . . .            515,786   303,544
Advance payments by borrowers for taxes and insurance. .         15,024
                                   26,340
Federal and state income taxes. . . . . . . . .   64,420         52,259
Accrued expenses and other liabilities. . . . .                  44,914
                                   40,670

                                4,786,298           5,001,844
Stockholders' equity
Common stock, $1.00 par value, 100,000,000 shares authorized;
   56,377,092 and 51,137,889 shares issued; 52,447,284 and
   47,508,759 shares outstanding. . . . . . . .   56,377         51,138
Paid-in capital . . . . . . . . . . . . . . . .  713,731        573,241
Valuation adjustment for available-for-sale securities, net of taxes. .
                                   33,000              30,000
Treasury stock, at cost; 3,929,808 and 3,629,130 shares.     (   67,202)
                               (   68,266)
Retained earnings . . . . . . . . . . . . . . .                  36,766
                                  131,632

                                  772,672             717,745

                               $5,558,970          $5,719,589

CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share. . . . . . . . .$     14.73   $     13.74
Stockholders' equity to total assets. . . . . .      13.90%        12.55%
Loans serviced for others . . . . . . . . . . .              $   83,003     $
119,897
Weighted average rates at period end
   Loans and mortgage-backed securities . . . .       8.07%         8.17%
   Investment securities* . . . . . . . . . . .       7.73          7.72
   Combined rate on loans, mortgage-backed securities and investment
securities . .          8.05      8.14
   Customer accounts. . . . . . . . . . . . . .       5.11          5.18
   Borrowings . . . . . . . . . . . . . . . . .       5.53          5.51
      Combined cost of customer accounts and borrowings . . . . . . .
5.25 5.31
   Interest rate spread . . . . . . . . . . . .       2.80          2.83
*Includes municipal bonds at tax equivalent yields

 WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


         Quarter Ended  June 30,          Nine Months Ended  June 30,

                         1998                                1997
1998           1997

      (In thousands, except per share data)
INTEREST INCOME
Loans. . . . . . . . . . . . $ 90,767 $ 91,002    $274,567  $265,646
Mortgage-backed securities .   17,657   18,468      51,735    56,593
Investment securities. . . .    6,500    6,811      19,785    19,715

                          114,924                            116,281
346,087        341,954

INTEREST EXPENSE
Customer accounts. . . . . .   38,694   36,465     116,092   104,366
FHLB advances and other borrowings . .  23,184      28,935    74,002
87,008

                           61,878                             65,400
190,094        191,374

Net interest income. . . . .   53,046   50,881     155,993   150,580
Provision for loan losses. .               224         201       555
614
Net interest income after provision for loan losses           52,822
50,680                       155,438                            149,966

OTHER INCOME
Gain on sale of securities .    1,633      340       3,969       340
Other. . . . . . . . . . . .    1,406    1,086       3,937     2,864

                            3,039                              1,426
7,906          3,204

OTHER EXPENSE
Compensation and fringe benefits . . .   6,427       6,164    18,481
18,055
Federal insurance premiums .      450      523       1,342     1,866
Occupancy expense. . . . . .      977    1,036       3,072     3,082
Other. . . . . . . . . . . .    3,712    3,458      11,008    10,260

                           11,566                             11,181
33,903         33,263
Gains on real estate owned, net. . . .                  40       515
236                           755
Income before income taxes .   44,335   41,440     129,677   120,662
Income taxes . . . . . . . .   15,883   14,425      46,179    43,140
NET INCOME . . . . . . . . . $ 28,452 $ 27,015    $ 83,498  $ 77,522

PER SHARE DATA
Basic earnings per share . .         $     .54   $     .52              $
1.59                    $     1.50
Diluted earnings per share .         $     .54   $     .51              $
1.58                    $     1.49
Cash dividends . . . . . . .         $     .23   $     .21              $
 .67                    $      .61
Weighted average number of shares outstanding,
  including dilutive stock options . .          53,017,152
52,717,585                    52,958,111                         52,052,763
Return on average assets . .      2.05%    1.89%       1.99%     1.83%

                     WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                                           Nine Months Ended
June 30,
                                                             1998
           1997

                                                                       (In
thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income . . . . . . . . . . . . . . . . . .             $ 83,498
         $ 77,522
Adjustments to reconcile net income to net cash provided by operating activities
  Amortization of fees, discounts and premiums, net.       ( 20,690)
         ( 13,451)
  Amortization of costs in excess of net assets acquired . . . . . .
            4,524     4,091
  Depreciation . . . . . . . . . . . . . . . .                1,755
            1,560
  Gains on investment securities and real estate held for sale . . .
         (  4,205) (  1,036)
  Decrease in accrued interest receivable. . .                1,365
            1,834
  Increase in income taxes payable . . . . . .                9,161
            7,850
  FHLB stock dividends . . . . . . . . . . . .             (  5,592)
         (  4,834)
  Decrease in other assets . . . . . . . . . .                  100
            9,166
  Increase (decrease) in accrued expenses and other liabilities. . .
            3,941      (      467)
Net cash provided by operating activities. . .               73,857
           82,235

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property . . . . . . . . .             (540,645)
         (402,663)
  Construction loans . . . . . . . . . . . . .             (358,920)
         (300,970)
  Land loans . . . . . . . . . . . . . . . . .             ( 77,199)
         ( 54,067)
  Loans refinanced . . . . . . . . . . . . . .             (119,404)
         ( 30,144)

                                                    (1,096,168) (787,844)
Savings account loans originated . . . . . . .             (  3,880)
         (  5,752)
Loan principal repayments. . . . . . . . . . .            1,111,384
          722,471
Increase (decrease) in undisbursed loans in process.          40,651
          (18,761)
Loans purchased. . . . . . . . . . . . . . . .            (   1,445)
        (     764)
Purchase of available-for-sale securities. . .             (102,865)
          (44,187)
Principal payments and maturities of available-for-sale securities .
          110,625    70,900
Sales of available-for-sale securities . . . .               43,969
          109,252
Principal payments and maturities of held-to-maturity securities     . . . . .
 . . . . . . . . . .   87,046                             47,765
Proceeds from sale of real estate held for sale  . .          8,191
            9,770
Premises and equipment purchased, net  . . . .             (  2,484)
         (  6,254)
FHLB stock purchased . . . . . . . . . . . . .   ---         (9,057)
Cash received from acquisitions  . . . . . . .                  ---
            3,590
Net cash provided by investing activities. . .              195,024
            91,129

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts. . . . . . .              105,123
           66,164
Decrease in short-term borrowings. . . . . . .             (723,258)
         (184,862)
Proceeds from long-term borrowings . . . . . .              400,000
             ---
Repayments of long-term borrowings . . . . . .               (2,500)
             ---
Proceeds from exercise of common stock options                  940
              535
Proceeds from employee stock ownership plan. . 1,637           ---
Treasury stock purchased . . . . . . . . . . .   ---      (     502)
Dividends. . . . . . . . . . . . . . . . . . .             ( 35,013)
        (  31,811)
Decrease in advance payments by borrowers for taxes and insurance. .
         ( 11,316)(   9,113)
Net cash used by financing activities. . . . .             (264,387)
         (159,589)

Increase in cash . . . . . . . . . . . . . . . 4,494         13,775
Cash at beginning of period. . . . . . . . . .               23,444
           19,635
Cash at end of period. . . . . . . . . . . . .            $  27,938
        $  33,410

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities
  Real estate acquired through foreclosure . .            $   7,708
        $   4,119
Cash paid during the period for
  Interest . . . . . . . . . . . . . . . . . .              188,139
          192,052
  Income taxes . . . . . . . . . . . . . . . .               41,000
           36,930
NOTE A - Basis of Presentation

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

NOTE B - Cash Dividend Paid

Dividends per share increased to 23 cents for the quarter ended June 30, 1998 compared with 21 cents for the same period one year ago. On July 24, 1998 the Company paid its 62nd consecutive quarterly cash dividend.

NOTE C - Stock Dividend

On January 28, 1998, the Board of Directors of the Company declared an eleven-for-ten stock split in the form of a 10% stock dividend to stockholders of record on February 12, 1998 which was distributed on February 26, 1998. All previously reported per share amounts have been adjusted accordingly.

NOTE D - Earnings per Share

SFAS No. 128, "Earnings per Share"(SFAS No. 128)" was issued in February, 1997. Under SFAS No.
128, the Company is required to present both basic and diluted EPS on the face of its statement of operations. The following table provides a reconciliation of the numerators and denominators of the basic and diluted computations.
                               Income. . Shares        Per-Share
                            (Numerator) (Denominator)                   Amount

Basic EPS
  Income available to common
  stockholders              $83,498,000    52,447,284                   $1.59


Diluted EPS
  Income available to common stockholders
  plus assumed conversions  $83,498,000    52,958,111                    $1.58

GENERAL

Washington Federal, Inc. (the "Company") is a unitary savings and loan holding company. The
Company's wholly-owned subsidiary, Washington Federal Savings (the "Association") is the
Company's primary operating entity.

THE YEAR 2000 ISSUE

Most existing computer programs use only two digits to identify the year in a date field making the assumption that the year's first two digits will always be 19. These programs were developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results on or after January 1, 2000. For example, if an interest calculation were made for the month of January 2000, but the system assumed the year was
1900 the results could be materially erroneous.

Beginning a few years ago the Company began to assess the Year 2000 issue, including upgrades to its software and hardware. Based on this assessment the Company implemented a plan to renovate and test its computer applications by December 31, 1998. As of June 30, 1998, management estimates 65% of the renovation has occurred.

The Company's assessment segregated computer applications into three categories: mission critical systems, secondary systems and embedded systems. The mission critical systems were identified as those systems necessary to deliver our product to our customer base and include the mainframe hardware system and the software systems written for loans, deposits and the general ledger. The success of our Year 2000 renovation relies on the written assurances of our equipments supplies, as well as our testing of that system. The software programs, which were all written internally, are being renovated and tested by the Company's data processing department.

The Company's secondary systems are primarily personal computer based software programs which provide financial data for internal use. Examples of these secondary systems include payroll, fixed assets and stock options. Most of these systems were written by external vendors and the Company relies on their written assurances that their software is Year 2000 compliant as well as our own testing of the systems.

The Company's embedded systems include items as diverse as the computer chips in the heating, ventilation and air conditioning system to office building elevators. The Company has identified those systems and has contacted vendors to have systems tested and, if necessary, corrected. The Company maintains written documentation of contracts with vendors.

Every two months the Company reports to its Board of Directors the progress made in addressing the
Year 2000 issue including time lines and percentages of completion. Management is striving to meet its target of December 31, 1998 to have its systems renovated and tested for Year 2000 compliance.
Management recently reported the results of an Office of Thrift Supervision examination of the
Company's Year 2000 compliance issues to the Board of Directors, which found the report to be satisfactory.

Through June 30, 1998 the Company has not incurred any material incremental costs to become Year
2000 compliant. The Company's mission critical systems are being renovated and tested by the already existing data processing staff. However, it should be noted that approximately 40% of data processing man hours are devoted to the Year 2000 project. The Company estimates the total amount of time and money expended to become Year 2000 compliant will have no material impact on the Company's results of operations or financial condition.

The Company realizes that Year 2000 failures are still possible. No estimate can be made of a range of amounts of loss should Year 2000 errors occur.

During the latter part of 1998 and early 1999 the Company will be developing and testing contingency plans to ensure that mission critical functions can continue if one or more systems fail as a result of a Year 2000 failure. The plan will take into account the impact of failure of hardware, internal systems, external systems and external service providers including power and telecommunications. These plans will be based on existing data backup procedures, manual operating procedures and alternative sources of power that have been developed by the Company over the last 10 years.

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans which are longer term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At June 30, 1998 the Company had a negative one year maturity gap of approximately 43% of total assets.

The interest rate spread declined to 2.80% at June 30, 1998 from 2.83%at September 30, 1997. Interest rate spreads for the three previous quarters were relatively flat. During this phase of the interest rate cycle the Company chose to control its asset growth, strengthen its capital position and deleverage the balance sheet by reducing its borrowed money. FHLB advances and other borrowed money decreased to an equivalent of 28.4% of total assets at June 30, 1998, compared to 33.3% of total assets at
September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth at June 30, 1998 was $772,672,000 or 13.9% of total assets. This is an increase of $54,927,000 from September 30, 1997 when net worth was $717,745,000 or 12.6% of total assets.

Under stock repurchase programs previously authorized by the Board of Directors, the Company has approximately 970,000 available to repurchase. The Company did not repurchase any shares during the nine months ended June 30, 1998.



LIQUIDITY AND CAPITAL RESOURCES(continued)

During the nine months ended June 30, 1998, the Washington Federal Savings Profit Sharing
Retirement Plan and Employee Stock Ownership Plan ("ESOP") was authorized by various employees to purchase Company common stock for their account from their vested funds. The Company issued from treasury stock 62,233 shares of Company common stock to the ESOP at an average purchase price of $26.31 per share.

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

The Company's cash and investment securities amounted to $291,492,000, a $21,702,000 decrease from nine months ago.

The minimum liquidity levels of the Association are governed by the regulations of the OTS. Liquidity is defined as the ratio of average eligible unpledged liquid assets to the sum of average withdrawable savings plus short-term borrowings. Currently, the Association is required to maintain total liquidity at four percent. At June 30, 1998, total liquidity was 13.44% compared to 5.06% at September 30,
1997.

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities. The Company purchased $62,866,000 of mortgage-backed securities during the nine month period, all of which were categorized as available-for-sale. Despite the purchase of mortgage-backed securities, the portfolio declined $123,702,000
(10%) due to repayments of $197,671,000 during the nine month period.

As of June 30, 1998, the Company had unrealized gains on available-for-sale securities of $33,000,000, net of tax, which were recorded as part of stockholders' equity.

Loans receivable. Loans receivable fell (1)% during the nine month period to $4,148,377,000 at June
30, 1998 from $4,190,776,000 at September 30, 1997. The net loans receivable balance declined despite a 39% increase in loan origination volume to $1,096,168,000 for the nine months ended June
30, 1998 compared with the $787,844,000 for the same period one year ago. Total repayments and prepayments for the nine months ended June 30, 1998 were $1,111,384,000.



CHANGES IN FINANCIAL CONDITION(continued)

The Company measures loans that will not be repaid in accordance with their contractual terms using a discounted cash flow methodology or the fair value of the collateral for certain loans. Smaller balance loans are excluded with limited exceptions. At June 30, 1998, the Company's recorded investment in impaired loans was $9.3 million which had allocated reserves of $2.0 million. Loans of $3.8 million did not require reserves. The average balance of impaired loans during the quarter was $9.4 million and interest income (cash received) from impaired loans was $107,000. For the nine months ended June
30, 1998 the average amount of impaired loans was $9.7 million and interest income (cash received) from impaired loans was $302,000.

Costs in excess of net assets acquired. The Company periodically monitors costs in excess of net assets acquired for potential impairment of which there was none at June 30, 1998. The Company will continue to evaluate these assets and, if appropriate, provide for any diminuition in value of these assets.

Customer accounts. Customer accounts at June 30, 1998 were $3,083,154,000 compared with
$2,978,031,000 at September 30, 1997.

FHLB advances and other borrowings. Total borrowings decreased to $1,578,786,000. See Interest
Rate Risk above.

RESULTS OF OPERATIONS

Net interest income increased $2,165,000 (4%) to $53,046,000 for the June 1998 quarter from
$50,881,000 a year ago, while net interest income increased $5,413,000 (4%) to $155,993,000 for the nine months ended June 30, 1998 from the $150,580,000 for the same period of 1997. The net interest spread was 2.80% at June 30, 1998, unchanged from December 31, 1997 and 2.82% at June 30, 1997.

Interest income on loans decreased $235,000 (<1%) to $90,767,000 for the quarter ended June 30,
1998 from $91,002,000 for the same period one year ago. For the nine months ended June 30, 1998 interest on loans increased $8,921,000 (3%) to $274,567,000 from $265,646,000 for the same period
one year ago. Average interest rates on loans decreased to 8.15% at June 30, 1998 from 8.32% one year ago.

Interest income on mortgage-backed securities decreased $811,000 (4%) to $17,657,000 for the quarter ended June 30, 1998 versus the $18,468,000 for the quarter one year ago. Interest on mortgage-backed securities declined $4,858,000 (9%) to $51,735,000 for the nine months ended June 30, 1998 compared with the $56,593,000 for the same period one year ago. The weighted average yield of
7.68% at June 30, 1998 was up from the 7.57% at June 30, 1997.

Interest on investments decreased $311,000 (5%) to $6,500,000 for the quarter ended June 30, 1998 versus the $6,811,000 for the quarter one year ago. Interest on investments increased $70,000 (<1%)
to $19,785,000 for the nine months ended June 30, 1998 compared with the $19,715,000 for the same
 RESULTS OF OPERATION(continued)

 period one year ago. The weighted average yield was 7.73% at June 30, 1998 compared to 7.53% at
June 30, 1997.

Interest expense on customer accounts increased $2,229,000 (6%) to $38,694,000 for the June 1998 quarter from $36,465,000 for the June 1997 quarter. Interest expense on customer accounts increased
$11,726,000 (11%) to $116,092,000 for the nine months ended June 30, 1998 versus $104,366,000
for the same period one year ago. The average cost of customer accounts decreased to 5.11% at quarter end compared to the 5.16% one year ago.

Interest on FHLB advances and other borrowings decreased $5,751,000 (20%) to $23,184,000 for the
June 1998 quarter compared with the $28,935,000 for the June 1997 quarter. The nine-month figures decreased $13,006,000 (15%) to $74,002,000 compared with the $87,008,000 for the same period one
year ago. The average rates paid at June 30, 1998 of 5.53% remained unchanged from June 30, 1997.


Other income increased $1,613,000 (113%) to $3,039,000 for the June 1998 quarter compared with the $1,426,000 for the June 1997 quarter. Other income increased $4,702,000 (147%) to $7,906,000 for the nine months ended June 30, 1998 versus $3,204,000 for the same period one year ago. Gains on the sale of available-for-sale securities totalled $1,633,000 and $3,969,000 for the quarter and nine months ended June 30, 1998, respectively. Gains on the sale of available-for-sale securities totalled
$340,000 for both the quarter and nine months ending June 30, 1997.

Other expense increased $611,000 (5%) and $1,246,000 (4%), respectively, for the quarter and nine months ended June 30, 1998 compared to the same periods ended June 30, 1997. Both increases were offset by adjustments of $226,000 and $606,000, respectively, for deferred loan origination costs associated with loan volumes for the quarter and nine months ended June 30, 1998. Other expense for the quarter and nine months ended June 30, 1998 equalled .83% and .81%, respectively, of average assets compared to .78% and .79%, respectively, for the same periods one year ago. The number of staff, including part-time employees on a full-time equivalent basis, were 662 at June 30, 1998 and 659 at June 30, 1997.

Income taxes increased $1,458,000 (10%) and $3,039,000 (7%) for the quarter and nine months ended
June 30, 1998, respectively, when compared to the same period one year ago due to higher taxable income. The effective tax rate was 35.6% for the nine-month period ended June 30, 1998 and 35.8%
for the same period ended June 30, 1997.








RESULTS OF OPERATIONS(continued)

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



  /s/ Guy C. Pinkerton
August 13, 1998                      GUY C. PINKERTON
  Chairman, President and
  Chief Executive Officer





  /s/ Ronald L. Saper
August 13, 1998                      RONALD L. SAPER
  Executive Vice-President and
  Chief Financial Officer






  /s/ Keith D. Taylor
August 13, 1998                      KEITH D. TAYLOR
  Senior Vice-President and
  Treasurer