Form 10-K405
period 1998-09-30
WASHINGTON FEDERAL INC
filed 1998-12-29
CIK 936528

--------------------------------------------------------------------------------

                                    FORM 10-K

                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended September 30, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from .............. to ..............

                         Commission File Number: 0-25454

                            Washington Federal, Inc.
             (Exact name of registrant as specified in its charter)


            United States                                        91-1661606
-------------------------------------                        -------------------
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

 425 Pike Street, Seattle, Washington                               98101
----------------------------------------                       -----------------
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

                     Common Stock, $1.00 par value per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 7, 1998, the aggregate market value of the 49,419,574 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 1,529,060 shares held by all directors and executive officers of the Registrant as a group, was $1,250,933,000. This figure is based on the closing sale price of $25.3125 per share of the Registrant's Common Stock on December 7, 1998, as reported in The Wall Street Journal on December 8, 1998.

Number of shares of Common Stock outstanding as of December 7, 1998:  50,948,634

                       DOCUMENTS INCORPORATED BY REFERENCE

               List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1998, are incorporated into Part II, Items 5-8 of this Form 10-K.

(2) Portions of the Registrant's definitive proxy statement for its 1998 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

PART I

ITEM 1.        BUSINESS

GENERAL

               Washington Federal, Inc. (the Company), formed in November 1994, is a Washington corporation headquartered in Seattle, Washington. The Company is a non-diversified unitary savings and loan holding company within the meaning of the Home Owners' Loan Act (HOLA) which conducts its operations through a federally insured savings and loan association subsidiary, Washington Federal Savings and Loan Association (Washington Federal or the Association). As such, the Company is registered as a holding company with the Office of Thrift Supervision (OTS) and is subject to OTS regulation, examination, supervision and reporting requirements.

               The Association, doing business as Washington Federal Savings, is a federally-chartered savings and loan association that began operations in Washington as a state-chartered mutual association in 1917. In 1935, the Association converted to a federal charter and became a member of the Federal Home Loan Bank (FHLB) System. On November 17, 1982, Washington Federal converted from a federal mutual to a federal capital stock association.

               The business of Washington Federal consists primarily of attracting savings deposits from the general public and investing these funds in loans secured by first mortgage liens on single-family dwellings, including loans for the construction of such dwellings, and to a significantly lesser extent, on commercial property and multi-family dwellings. It also originates other types of loans for its portfolio and invests in certain United States Government and agency obligations and other investments permitted by applicable laws and regulations. Washington Federal has 106 offices located in Washington, Oregon, Idaho, Arizona, and Utah, all of which are full service branches. Through subsidiaries, the Association is engaged in real estate development and insurance brokerage activities.

               The principal sources of funds for the Association's activities are retained earnings, loan repayments (including prepayments), net savings inflows, sales of loans, loan participations and other assets, and deposits and borrowings. Washington Federal's principal sources of revenue are interest on loans, interest and dividends on investments, and gains on sale of investments and real estate. Its principal expenses are interest paid on savings, general and administrative expenses, interest on borrowings, and income taxes.

               The Company's growth has been generated both internally and as a result of eleven mergers and three assumptions of deposits. The most recent acquisition was completed in November 1996, when the Company purchased Metropolitan Bancorp, Seattle, Washington (Metropolitan). For additional information in this regard, see Note B to the Consolidated Financial Statements included in Item 14 hereof.

               The Association is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the Federal Deposit Insurance Corporation (FDIC), which insures its deposits up to applicable limits. Such regulation and supervision establishes a comprehensive framework of activities in which an association may engage and is intended primarily for the protection of the Savings Association Insurance Fund (SAIF) administered by the FDIC and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC, or the U.S. Congress, could have a significant impact on the Association and its operations. See "Regulation."

                    AVERAGE STATEMENTS OF FINANCIAL CONDITION


                                                                        Year Ended September 30,
                                             -------------------------------------------------------------------------------
                                                               1996                                      1997
                                             ------------------------------------      -------------------------------------
                                              Average                      Average      Average                      Average
                                              Balance        Interest       Rate        Balance        Interest        Rate
                                             ----------     ----------     ------      ----------     ----------     -------
                                                                                                  (Dollars in Thousands)
ASSETS

Loans (1)                                    $3,442,290     $  305,372       8.87%     $4,091,571     $  357,496       8.74%
Mortgage-backed securities                      966,658         74,126       7.67       1,003,077         74,667       7.44
Investment securities                           336,722         20,817       6.18         305,183         20,140       6.60
FHLB stock                                       50,795          3,896       7.67          84,888          6,704       7.90
                                             ----------     ----------     ------      ----------     ----------     ------
    Total interest-earning assets             4,796,465        404,211       8.43       5,484,719        459,007       8.37
Other assets                                    114,126                                   161,324
                                             ----------                                ----------
Total assets                                 $4,910,591                                $5,646,043
                                             ==========                                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Checking accounts                            $   72,376          1,734       2.40      $   83,991          2,006       2.39
Passbook and statement accounts                 178,616          6,267       3.51         183,048          6,371       3.48
Insured money market accounts                   313,746         13,137       4.19         374,581         15,391       4.11
Certificate accounts (time deposits)          1,847,561        105,285       5.70       2,117,792        115,857       5.47
Repurchase agreements with customers             66,048          3,481       5.27          60,671          3,059       5.04
FHLB advances                                   862,966         48,183       5.58       1,315,353         73,393       5.58
Securities sold under
     agreements to repurchase                   816,857         47,905       5.86         569,203         30,944       5.44
Federal funds purchased                          50,810          2,753       5.42         187,082         10,426       5.57
                                             ----------     ----------     ------      ----------     ----------     ------
     Total interest-bearing liabilities       4,208,980        228,745       5.44       4,891,721        257,447       5.26
Other liabilities                               123,135                                   106,513
                                             ----------                                ----------
     Total liabilities                        4,332,115                                 4,998,234
Stockholders' equity                            578,476                                   647,809
                                             ----------                                ----------
     Total liabilities
         and stockholders' equity            $4,910,591                                $5,646,043
                                             ==========     ----------     ------      ==========     ----------     ------
Net interest income/Interest rate spread                    $  175,466       2.99%                    $  201,560       3.11%
                                                            ==========     ======                     ==========     ======

Net interest margin (2)                                                      3.66%                                     3.67%
                                                                           ======                                    ======

                                                       Year Ended September 30,
                                               -------------------------------------
                                                                 1998
                                               -------------------------------------
                                                 Average                     Average
                                                 Balance       Interest       Rate
                                               ----------     ----------     ------
                                                         (Dollars in Thousands)
ASSETS

Loans (1)                                      $4,166,420     $  364,801       8.76%
Mortgage-backed securities                        907,265         70,099       7.73
Investment securities                             279,442         18,238       6.53
FHLB stock                                         96,405          7,466       7.74
                                               ----------     ----------     ------
    Total interest-earning assets               5,449,532        460,604       8.45
Other assets                                      193,397
                                               ----------
Total assets                                   $5,642,929
                                               ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Checking accounts                                  91,800          2,153       2.35
Passbook and statement accounts                   173,189          6,048       3.49
Insured money market accounts                     418,205         16,890       4.04
Certificate accounts (time deposits)            2,274,557        126,757       5.57
Repurchase agreements with customers               79,652          4,252       5.34
FHLB advances                                   1,210,362         67,816       5.60
Securities sold under
     agreements to repurchase                     400,202         22,521       5.63
Federal funds purchased                           102,407          5,796       5.66
                                               ----------     ----------     ------
     Total interest-bearing liabilities         4,750,374        252,233       5.31
Other liabilities                                 139,686
                                               ----------
     Total liabilities                          4,890,060
Stockholders' equity                              752,869
                                               ----------
     Total liabilities
         and stockholders' equity              $5,642,929
                                               ==========     ----------     ------
Net interest income/Interest rate spread                      $  208,371       3.14%
                                                              ==========     ======

Net interest margin (2)                                                        3.82%
                                                                             ======


----------

(1) The average balance of loans includes nonaccruing loans, interest on which is recognized on a cash basis.

(2) Net interest income divided by average interest-earning assets.

LENDING ACTIVITIES

               GENERAL. The Company's net portfolio of loans and mortgage-backed securities totaled $5.1 billion at September 30, 1998, representing approximately 91% of its total assets. In recent years, the Company has concentrated its lending activities on the origination of conventional loans, which are loans that are neither insured nor guaranteed by agencies of the United States Government. The Company's investment in mortgage-backed securities issued or guaranteed by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA), and the Federal Home Loan Mortgage Corporation (FHLMC) and certain privately insured mortgage-backed securities amounted to $976 million (net of discounts and premiums) at September 30, 1998, and is deemed to be part of the Company's loan portfolio.

               Washington Federal has historically concentrated its lending activity on the origination of long-term, fixed-rate single-family first mortgage loans, single-family construction loans, and land development loans. Although mortgage loans may be written with adjustable interest rates, the Association does not emphasize adjustable-rate loans.

               The following table sets forth the composition of the Company's gross loan and mortgage-backed securities portfolio, by loan type and security type, as of September 30 for the years indicated.


                                                     1994                        1995                        1996
                                           ----------------------      ----------------------      ----------------------
                                             Amount       Percent        Amount       Percent       Amount        Percent
                                           ----------     -------      ----------     -------      ----------     -------
                                                                       (Dollars in Thousands)
Loans by type of loan Real estate:
   Conventional:
     Permanent                             $2,089,769        57.7%     $2,635,669        60.1%     $3,241,789        66.6%
     Land development                         132,487         3.7         167,028         3.8         172,146         3.5
     Construction(1)                          359,812         9.9         443,723        10.1         548,302        11.2
   Insured or guaranteed:
     FHA                                       22,279          .6          20,479          .4          18,123          .4
     VA                                        18,511          .5          16,434          .4          18,169          .4
   Mortgage-backed
  securities(residential)(2)                  995,107        27.4       1,095,861        25.0         865,887        17.8
Savings account loans                           2,790          .1           2,344          .1           3,576          .1
Consumer                                        3,796          .1           2,463          .1           1,488          --
                                           ----------     -------      ----------     -------      ----------     -------
    Total(3)                               $3,624,551       100.0%     $4,384,001       100.0%     $4,869,480       100.0%
                                           ==========     =======      ==========     =======      ==========     =======

Loans by type of security Residential:
      Single-family(4)                     $2,499,458        69.0%     $3,168,844        72.2%     $3,879,092        79.7%

      Other dwelling units                     46,260         1.3          54,407         1.2          74,108         1.5
Income property                                77,140         2.1          60,082         1.4          45,329          .9
Mortgage-backed
  securities(residential)(2)                  995,107        27.4       1,095,861        25.0         865,887        17.8
Savings account loans                           2,790          .1           2,344          .1           3,576          .1
Consumer                                        3,796          .1           2,463          .1           1,488          --
                                           ----------     -------      ----------     -------      ----------     -------
      Total(3)                             $3,624,551       100.0%     $4,384,001       100.0%     $4,869,480       100.0%
                                           ==========     =======      ==========     =======      ==========     =======

                                                          1997                       1998
                                                ----------------------      ----------------------
                                                  Amount       Percent        Amount       Percent
                                                ----------     -------      ----------     -------
                                                        (Dollars in Thousands)
Loans by type of loan Real estate:
   Conventional:
     Permanent                                  $3,719,185        68.9%     $3,689,755        68.3%
     Land development                              158,706         2.9         160,879         3.0
     Construction(1)                               542,394        10.0         562,689        10.4
   Insured or guaranteed:
     FHA                                            26,641          .5          19,330          .3
     VA                                             17,797          .3          15,829          .3
   Mortgage-backed
  securities(residential)(2)                       931,456        17.3         949,892        17.6
Savings account loans                                3,954          .1           3,094          .1
Consumer                                             1,089          --             673          --
                                                ----------     -------      ----------     -------
    Total(3)                                    $5,401,222       100.0%     $5,402,141       100.0%
                                                ==========     =======      ==========     =======

Loans by type of security Residential:
      Single-family(4)                          $4,222,566        78.2%     $4,258,722        78.7%

      Other dwelling units                         122,038         2.2         105,022         2.0
Income property                                    120,119         2.2          84,738         1.6
Mortgage-backed
  securities(residential)(2)                       931,456        17.3         949,892        17.6
Savings account loans                                3,954          .1           3,094          .1
Consumer                                             1,089          --             673          --
                                                ----------     -------      ----------     -------
      Total(3)                                  $5,401,222       100.0%     $5,402,141       100.0%
                                                ==========     =======      ==========     =======

(1) Includes construction loans that have been modified to monthly payment loans, due in full in approximately one year, in the amount of $6.1 million, $6.1 million, $15.9 million, $17.8 million, and $17.6 million at September 30, 1994, 1995, 1996, 1997, and 1998, respectively.

(2) For additional information, see Note C to the Consolidated Financial Statements.

(3) After netting undisbursed proceeds on loans in process, deferred fees, discounts on loans, and allowances for possible losses against the applicable loan amounts, the Association's net loan portfolio at amounted to $3.40 billion, $4.11 billion, $4.60 billion, $5.10 billion, and $5.1 billion, at September 30, 1994, 1995, 1996, 1997, and 1998, respectively.

(4) Includes condominium units (which are deemed to be single-family residences regardless of the number of units in the structure in which they are located), as well as land and construction loans for single- family residences.

               The following table summarizes the scheduled contractual gross loan maturities for the Association's total loan and mortgage-backed securities portfolios due for the periods indicated as of September 30, 1998. Amounts are presented prior to deduction of discounts, premiums, loans in process, deferred loan origination fees and allowance for loan losses. Adjustable rate loans are shown in the period in which loan principal payments are contractually due.

                                                   Balance                     Maturity Distribution
                                                Outstanding at     ----------------------------------------------
                                                September 30,       Less than         1 to 5            After 5
                                                    1998             1 year            years             years
                                                 ----------        ----------        ----------        ----------
                                                                     (Dollars In Thousands)
One- to four-family real estate loans            $3,535,154        $   29,492        $   57,569        $3,448,093
GNMA, FHLMC, FNMA and other
   mortgage-backed securities                       949,892                --             2,933           946,959
Construction and land development
   loans                                            723,568           556,078            19,076           148,414
Income property and other residential               189,760            32,241            46,381           111,138
Savings account loans                                 3,094             2,949                24               121
Consumer loans                                          673               337               201               135
                                                 ----------        ----------        ----------        ----------
                                                 $5,402,141        $  621,097        $  126,184        $4,654,860
                                                 ==========        ==========        ==========        ==========

-------------------

Loans maturing after one year:

    Fixed-interest rates                         $4,164,352

    Floating or adjustable interest rates           616,692
                                                 ----------

    Total                                        $4,781,044
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

               LENDING PROGRAMS AND POLICIES. The Association specializes in residential real estate lending and has no present plans to expand its operations into consumer or commercial business loans. The Association offers "balloon" payment loans, which are amortized on a 20 or 30 year basis but which have a maturity date for the principal balance of a much shorter period. The Association also provides land acquisition and development loans ("land development loans") and construction loans for single-family residences. The interest rate on these loans generally adjusts every 90 days in accordance with a designated index. Land development and construction loans amounted to $724 million or 13% of the Association's gross loan portfolio (including mortgage-backed securities) at September 30, 1998. The Association offers a multi-family (five or more dwelling units) lending program with strict underwriting guidelines, including a $1 million limit on any one loan.

               Many of the associations acquired by Washington Federal offered a variety of lending products, including commercial real estate and non real estate secured loans, consumer secured loans, and non-secured lines of credit. All commercial, consumer, and line of credit lending has been discontinued and lending has been redirected toward the traditional Association lending practices of single-family residential loans. The loans acquired, other than single-family residential real estate loans, are being serviced and payoffs are encouraged.

               As a result of activity over the past three decades, the Association believes that it is a leading construction lender for single-family residences in the Seattle metropolitan area. Because of this history, the Association has developed a staff with in-depth land development and construction experience, and working relationships with a group of builders which have been selected based on their operating histories and financial stability.

               Construction lending is generally considered to involve a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers, and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project, and the estimated cost (including interest) of the project. The nature of these loans also is such that they are generally more difficult to evaluate and monitor.

               The Association continues to originate medium and long-term, permanent fixed-rate loans, but in most instances only under terms, conditions, and documentation which permit sale in the secondary market(see below). Moreover, since 1973 it has been the Association's general policy to include in the documentation evidencing its conventional mortgage loans the due-on-sale clause, which facilitates adjustment of interest rates on such loans when the property securing the loan is sold or transferred. At September 30, 1998, $4.5 billion or 83% of the

Association's loan portfolio was represented by medium and long-term, fixed-rate loans secured by single-family residences (including mortgage-backed securities).

               The Association offers a 99% loan-to-value ratio conventional loan program for first time home buyers. The high-ratio conventional lending program presents greater risk to the Association. To mitigate the risk, the program has stringent underwriting and property requirements that include home ownership/money management counseling and property condition inspections. A general loss reserve is established, which considers the greater risk inherent with these loans, as well as, their relative loan loss experience. The Association is authorized by its Board to originate $100 million of loans under this program. As of September 30, 1998, loans under this program amounted to $60.8 million.

               All of the Association's mortgage lending is subject to written, nondiscriminatory underwriting standards, loan origination procedures, and lending policies prescribed by the Association's Board of Directors. Property valuations are required on all real estate loans and are prepared by independent appraisers approved by the Association's Board of Directors and the appraisals are reviewed by the Association's appraisal staff. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements, and written confirmations. Depending on the size of the loan involved, a varying number of senior officers of the Association must approve the application before the loan can be granted.

               Federal regulations limit the amount of a real estate loan made by a federally-chartered savings institution to a specified percentage of the value of the property securing the loan, as determined by an appraisal at the time the loan is originated, referred to as the loan-to-value ratio. The regulation provides that at the time of origination, a real estate loan may not exceed 100% of the appraised value of the security property. Maximum loan-to-value ratios for each type of real estate loan made by an institution are now established by the institution's Board of Directors. In addition, the Board of Directors must approve each real estate loan (other than a home loan) with a loan-to-value ratio in excess of 80%.

               When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, Washington Federal considers the additional risk inherent with these products, as well as, their relative loan loss experience, and provides reserves we deem appropriate. This total reserve balance at September 30, 1998, amounted to $5.9 million.

               The Association's residential construction loans and land acquisition and development loans are of a short-term nature and are generally made for 80% or less of the appraised value of the property upon completion for residential construction loans, and 75% or less for land acquisition and development loans. Funds are disbursed periodically at various stages of completion as authorized by the Association's personnel.

               It is the Association's policy to obtain title insurance ensuring that the Association has a valid first lien on the mortgaged real estate. Borrowers must also obtain hazard insurance prior to closing and, when required by the Department of Housing and Urban Development, flood insurance. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Association makes disbursements for items such as real estate taxes, hazard insurance premiums, and private mortgage insurance premiums as they fall due.

               ORIGINATION, PURCHASE AND SALE OF LOANS. The Association has general authority to lend anywhere in the United States. The Association's primary lending area, however, is western Washington, western Oregon, southern Idaho, southern Arizona, and northern Utah.

               Loan originations come from a number of sources. Residential loan originations result from referrals from real estate brokers, walk-in customers, purchasers of property in connection with builder projects financed by the Association, purchasers of property referred through mortgage brokers, and from refinancing for existing customers. Construction loan originations are obtained primarily by direct solicitation of builders and continued business from builders who have previously borrowed from the Association.

               At September 30, 1998, the Association was servicing approximately $73.6 million of loans for others. Sales are made on a yield basis with the difference between the yield to the purchaser and the amount paid by the borrower constituting servicing income to the Association. The sale of loans and loan participations is subject to federal regulations, which, until recently, required that sales be made on a non-recourse basis.

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

               The table below shows total loan origination, purchase, sale, and repayment activities of the Association on a consolidated basis for the years indicated.


                                                                              Year Ended September 30,
                                                    -------------------------------------------------------------------------------
                                                       1994             1995             1996             1997             1998
                                                    -----------      -----------      -----------      -----------      -----------
                                                                                 (Dollars In Thousands)
Loans originated(1):
      Construction                                  $   370,845      $   341,001      $   428,317      $   407,135      $   467,884
      Land                                               74,508           97,990           92,496           77,270          105,901
      Loans on existing property                        540,561          758,455          972,601          556,063          723,337
      Loans refinanced                                   76,518           27,468           62,854           48,240          157,110
                                                    -----------      -----------      -----------      -----------      -----------
      Total loans originated                          1,062,432        1,224,914        1,556,268        1,088,708        1,454,232
                                                    -----------      -----------      -----------      -----------      -----------
Loans and mortgage-backed securities purchased:
      From acquisitions of
        associations--                                                    27,759               --          627,816               --
      Other                                             620,026          216,843           60,888           11,310          321,006
                                                    -----------      -----------      -----------      -----------      -----------
                                                        620,026          244,602           60,888          639,126          321,006
                                                    -----------      -----------      -----------      -----------      -----------

Loans and mortgage-backed
 securities sold                                        (18,702)         (34,156)        (134,275)        (119,851)         (55,560)
                                                    -----------      -----------      -----------      -----------      -----------
Loan and mortgage-backed
 securities principal
 repayments                                          (1,057,659)        (683,383)      (1,016,049)      (1,127,923)      (1,734,310)
                                                    -----------      -----------      -----------      -----------      -----------
Net change in loans in
 process, discounts, fees, etc                           18,545          (37,679)           7,908           68,224           (3,702)
                                                    -----------      -----------      -----------      -----------      -----------
Net loan activity increase(decrease)
                                                    $   624,642      $   714,298      $   474,740      $   548,284      $   (18,334)
                                                    ===========      ===========      ===========      ===========      ===========

----------

(1) Includes undisbursed loans in process and does not include savings account loans, which were not material during the periods indicated.


               INTEREST RATES, LOAN FEES, AND SERVICE CHARGES. Interest rates charged by the Association on mortgage loans are primarily determined by the level of competitive loan rates offered in its lending areas and in the secondary market. Mortgage loan rates reflect factors such as general interest rates , the supply of money available to the savings and loan industry, and the demand for such loans. These factors are in turn affected by general economic conditions, the regulatory programs and policies of federal and state agencies, changes in tax laws, and governmental budgetary programs.

               The Association receives loan origination fees for originating loans and servicing fees for servicing loans sold by it to others. The Association also receives commitment fees for making commitments to originate construction, commercial and multi-family residential loans, as well as various fees and charges related to existing loans, which include prepayment charges, late charges, and assumption fees.

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

               NON-PERFORMING ASSETS. When a borrower fails to make a required payment on a loan, the Association attempts to cause the deficiency to be cured by contacting the borrower. Contacts are made after a payment is 30 days past due. In most cases, deficiencies are cured promptly. If the delinquency is not cured within 90 days, the Association causes the trustee on the deed of trust to institute appropriate action to foreclose the property. If foreclosed, the property will be sold at a public sale and may be purchased by the Association. There are circumstances under which the Association may choose to foreclose a deed of trust as mortgagee and when this procedure is followed, certain redemption rights are involved.

               Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. The Association does not accrue interest on loans 90 days past due or more. See Note A to the Consolidated Financial Statements included in Item 14 hereof.

               Real estate acquired by foreclosure or deed-in-lieu thereof (REO) is classified as real estate held for sale until it is sold. When property is acquired, it is recorded at the lower of carrying or fair value at the date of acquisition and any writedown resulting therefrom is charged to the allowance for loan losses. Interest accrual ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expensed. Costs incurred for the improvement or development of such property are capitalized. See Note A to the Consolidated Financial Statements included in
Item 14 hereof.

               The following table sets forth information regarding restructured and nonaccrual loans, and REO held by the Association at the dates indicated.


                                                              September 30,
                                     ---------------------------------------------------------------
                                      1994          1995          1996          1997          1998
                                     -------       -------       -------       -------       -------
                                                          (Dollars in Thousands)
Restructured loans (1)               $11,254       $10,103       $24,046       $ 8,613       $ 4,005
Nonaccrual loans:
  Single-family residential            4,215         2,879         5,913         9,571         8,751
  Construction and land                5,484         9,515         7,779         4,629         9,932
  Commercial real estate               1,223            76           482           586           255
  Consumer                               105            --             4             3             3
                                     -------       -------       -------       -------       -------
     Total nonaccrual loans (2)       11,027        12,470        14,178        14,789        18,941
Total REO (3)                          2,316        19,735        20,417        19,339         6,805
                                     -------       -------       -------       -------       -------

Total nonperforming assets           $24,597       $42,308       $58,641       $42,741       $29,751
                                     =======       =======       =======       =======       =======

Total nonperforming assets as
     a percent of total assets           .64%          .92%         1.15%          .75%          .53%
                                     =======       =======       =======       =======       =======


----------

(1) Performing in accordance with restructured terms.

(2) The Association recognized interest income on nonaccrual loans of approximately $467,000 in 1998. Had these loans performed according to their original contract terms, the Association would have recognized interest income of approximately $854,000 in 1998.

               In addition to the nonaccrual loans reflected in the above table, at September 30, 1998, the Association had $6.7 million of loans which were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Association's ratio of total nonperforming assets as a percent of total assets would have been .65% at September 30, 1998. For a discussion of the Company's policy for placing loans on nonaccrual status, see Note A to the Consolidated Financial Statements included in Item 14 hereof.

(3) Total REO includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans. See Note I to the Consolidated Financial Statements included in Item 14 hereof.

               The following table analyzes the Company's allowance for loan losses at the dates indicated.


                                                           September 30,
                                  ---------------------------------------------------------------
                                   1994          1995          1996          1997          1998
                                  -------       -------       -------       -------       -------
                                                       (Dollars in Thousands)
Beginning balance                 $14,674       $11,720       $11,651       $15,182       $24,623
Charge-offs:
     Real estate:
        Permanent                       8           450           146           131           546
        Construction                  977           164           179           592           344
        Land                          184           163            90           413         1,215
        Income property             2,604         6,536           405         4,796           199
        Other                           4            17            --            --            --
                                  -------       -------       -------       -------       -------
                                    3,777         7,330           820         5,932         2,304
                                  -------       -------       -------       -------       -------
Recoveries:
     Real estate:
        Permanent                     127            10            10            14            53
        Construction                   50            50            --             8            15
        Land                           26            21            --            --            10
        Income property               219           654           513         3,340           717
        Other                          --            --            --            --            --
                                  -------       -------       -------       -------       -------
                                      422           735           523         3,362           795
                                  -------       -------       -------       -------       -------
Net charge-offs                     3,355         6,595           297         2,570         1,509
Acquisitions                           --           281            --        11,198            --
Provisions for loan losses            401         6,245         3,828           813           740
                                  -------       -------       -------       -------       -------
Ending balance                    $11,720       $11,651       $15,182       $24,623       $23,854
                                  =======       =======       =======       =======       =======
Ratio of net charge-offs to
   average loans outstanding          .15%          .25%          .01%          .06%          .04%
                                  =======       =======       =======       =======       =======


----------


               The following table sets forth the allocation of the Company's allowance for loan losses at the dates indicated.

                                                          September 30,
                                  -----------------------------------------------------------
                                   1994         1995         1996         1997         1998
                                  -------      -------      -------      -------      -------
                                                     (Dollars In Thousands)
Real estate:
     Permanent single-family      $ 1,537      $ 3,031      $ 5,239      $ 5,755      $ 5,515
     Construction                     120            5        2,945        3,053        3,059
     Land                             255          405        2,525        1,763        1,912
     Income property                2,750          950        1,843        7,081        6,257
Other                                   2           --           --           --           --
Unallocated                         7,056        7,260        2,630        6,971        7,111
                                  -------      -------      -------      -------      -------
                                  $11,720      $11,651      $15,182      $24,623      $23,854
                                  =======      =======      =======      =======      =======


               As part of the process for determining the adequacy of the allowance for loan losses, management reviews the loan portfolio for specific weaknesses. A portion of the allowance is then allocated to reflect the loss exposure. Residential real estate loans are not individually analyzed for impairment and loss exposure because of the significant number of loans, their relatively small balances, and their historically low level of losses. Residential construction, commercial real estate, and commercial business loans were evaluated individually for impairment, which resulted in an allocation of $11.2 million of the allowance for loan loss at year-end 1998, compared with an allocation of $11.9 million a year earlier.

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

               The business of real estate development involves substantial risks, and the results of such activities depend upon a number of factors, including: seasonality, the type, location and size of each project, the stage of project development, general economic conditions, and the level of mortgage interest rates. Consequently, there may be substantial inter-period variations in the operating results of the Association's real estate development activities. Moreover, because investing in real estate and real estate development activities are not permissible activities for national banks, the amount of the investment in, and loans to, any subsidiary engaged in such activities is deductible from a savings association's regulatory capital. See "Regulation - The Association--Regulatory Capital Requirements."

INVESTMENT ACTIVITIES

               As a federally-chartered savings institution, Washington Federal is required to maintain certain liquidity ratios and does so by investing in securities that qualify as liquid assets under federal regulations. These include, among other things, certain certificates of deposit, bankers' acceptances, loans to financial institutions whose deposits are federally-insured, federal funds, and United States Government and agency obligations.

               The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                                      September 30,
                                      ------------------------------------------------------------------------------
                                               1996                       1997                         1998
                                      ----------------------     -----------------------      ----------------------

                                      Amortized      Fair        Amortized       Fair         Amortized      Fair
                                        Cost         Value          Cost         Value          Cost         Value
                                      ---------     --------     ---------      --------      ---------     --------
                                                                 (Dollars In Thousands)
U.S. Government and agency
   obligations                        $270,915      $275,538      $258,279      $266,279      $198,540      $210,540
State and political subdivisions        23,468        24,967        23,471        25,403        23,473        25,439
                                      --------      --------      --------      --------      --------      --------
                                      $294,383      $300,505      $281,750      $291,682      $222,013      $235,979
                                      ========      ========      ========      ========      ========      ========


----------

               The investment portfolio at September 30, 1998 categorized by maturity is as follows:

                                               Amortized              Weighted
                                                 Cost               Average Yield
                                              -----------           -------------
                                                   (Dollars in Thousands)
Due in less than one year                     $   116,175               7.44%
Due after one year through five years              67,579               6.94
Due after five years through ten years             15,158               6.98
Due after ten years                                23,101               7.93
                                              -----------
                                              $   222,013
                                              ===========


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

               Certificates with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year, the penalty is 180 days of interest. For jumbo certificates, the penalty depends on the original term. If the original term is 90 days or less, the penalty is the greater of 30 days interest or all interest earned. If the original term is 90 days or more, the penalty is the greater of 90 days interest or all interest earned. Early withdrawal penalties during fiscal 1996, 1997, and 1998 amounted to approximately $349,000, $375,000, and $464,000, respectively.

               The Association offers a single performance checking account. This account pays interest on balances over $1,000 and charges a service fee if balances drop below $1,000.

               The Association's deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, and Utah and the Association does not advertise for deposits outside of these states. At September 30, 1998, management believed that less than 3% of the Association's deposits were held by nonresidents of Washington, Oregon, Idaho, Arizona, and Utah.

               The following table sets forth certain information relating to the Association's savings deposits at the dates indicated.

                                                                       September 30,
                                          ----------------------------------------------------------------------
                                                  1996                       1997                    1998
                                          --------------------     --------------------     --------------------
                                            Amount       Rate        Amount       Rate       Amount        Rate
                                          ----------    ------     ----------    ------     ----------    ------
                                                                   (Dollars in Thousands)
Balance by interest rate:
  Checking accounts                       $   75,781      3.00%    $   88,811      3.00%    $   93,942      2.60%
  Regular savings (passbook)
     accounts                                175,307      3.50        177,843      3.50        168,921      3.50
  Money market deposit accounts              342,013      4.04        399,056      4.04        443,395      4.14
                                          ----------               ----------               ----------
                                             593,101                  665,710                  706,258
                                          ----------               ----------               ----------
Fixed-rate certificates:
  3.00% - 4.99%                              137,463                   13,946                   20,875
  5.00% - 6.99%                            1,642,332                2,063,144                2,173,728
  7.00% - 8.99%                                1,075                    1,544                    1,428
  9.00% and above                                 49                        7                        7

Jumbo certificates ($100,000 or more):
  3.00% - 4.99%                                4,169                    3,293                    5,793
  5.00% - 6.99%                               45,696                  150,958                  160,490
  7.00% - 8.99%                                   --                    6,769                    2,596
                                          ----------               ----------               ----------
                                           1,830,784                2,239,661                2,364,917
                                          ----------               ----------               ----------
                                          $2,423,885               $2,905,371               $3,071,175
                                          ==========               ==========               ==========


               The following table sets forth, by various interest rate categories, the amounts of certificates of deposit of the Association at September 30, 1998, which mature during the periods indicated.

                                                 Amounts at September 30, 1998, Maturing in
                          ---------------------------------------------------------------------------------------------
                           1 to 3        4 to 6        7 to 12      13 to 24      25 to 36      37 to 60        After
                           Months        Months        Months        Months        Months        Months       60 Months
                          --------      --------      --------      --------      --------      --------      ---------
                                                             (Dollars in Thousands)
3.00 to 3.99%             $     --      $     --      $     53      $     67      $    114      $     --      $     --
4.00 to 4.99%               24,467         1,849           115             3            --            --            --
5.00 to 5.99%              389,042       751,805       728,134       137,206        24,097        98,281           128
6.00 to 6.99%                2,612       143,764        48,796         9,652           198           502            --
7.00 to 7.99%                1,597           214           928         1,179            78             5            --
8.00 to 8.99%                   --            --            18            --             6            --            --
9.00% and above                 --            --            --             1             6            --            --
                          --------      --------      --------      --------      --------      --------      --------
       Total              $417,718      $897,632      $778,044      $148,108      $ 24,499      $ 98,788      $    128
                          ========      ========      ========      ========      ========      ========      ========

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

               At September 30, 1998, the Association had $168.9 million of certificates of deposit in amounts of $100,000 or more outstanding, maturing as follows: $65.7 million within 3 months; $52.1 million over 3 months through 6 months; $47.2 million over 6 months through 12 months; and $3.9 million thereafter.

               The following table sets forth the customer account activities of the Association for the years indicated.

                                                        Year Ended September 30,
                                           --------------------------------------------------
                                              1996                1997               1998
                                           -----------         -----------        -----------
                                                               (Dollars In
                                                                Thousands)
Assumed from acquisitions                  $        --         $   379,975        $        --

Deposits                                     2,363,515           3,045,581          3,233,094
Withdrawals                                  2,458,534           3,070,429          3,211,022
                                           -----------         -----------        -----------
Net increase (decrease) in deposits
   before interest credited                    (95,019)            355,127             22,072
Interest credited                              129,904             142,684            156,099
                                           -----------         -----------        -----------
Net increase in customer accounts          $    34,885         $   497,811        $   178,171
                                           ===========         ===========        ===========


----------

               BORROWINGS. The Association obtains advances from the FHLB upon the security of the FHLB capital stock it owns and certain of its home mortgages, provided certain standards related to credit worthiness have been met. See "Regulation - Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Association's credit worthiness. The FHLB is required to review its credit limitations and standards at least annually. FHLB advances have, from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand lending.

               The Association also uses reverse repurchase agreements as a form of borrowing. Under reverse repurchase agreements, the Association sells an investment security to a dealer for a period of time and agrees to buy back that security at the end of the period and pay the dealer a stated interest rate for the use of the dealer's funds. The amount of securities sold under such agreements depends on many factors, including the terms available for such transactions, the perceived ability to apply the proceeds to investments yielding a higher return, the demand for the securities, and management's perception of trends in interest rates. The Association had $221.8 million of securities sold under such agreements at September 30, 1998.

               The Association also offers two forms of repurchase agreements to its customers. One form has an interest rate that floats like a money market deposit account and is offered at a $1,000 minimum for an 84-day term. The other form has a fixed-rate and is offered in a minimum denomination of $100,000. Both are fully collateralized by securities. These obligations are not insured by SAIF and are classified as borrowings for regulatory purposes. The Association had $85.0 million of such agreements outstanding at September 30, 1998.

               The following table presents certain information regarding borrowings of Washington Federal at the dates and for the years indicated.

                                                             At or for the Year Ended September 30,
                                                        ------------------------------------------------
                                                           1996               1997               1998
                                                        ----------         ----------         ----------
                                                                       (Dollars in Thousands)
Federal funds and securities sold
   to dealers under agreements to repurchase:
         Average balance outstanding                    $  867,667         $  756,290         $  502,609
         Maximum amount outstanding
              at any month-end during the period        $  936,224         $1,088,904         $  694,990
         Weighted-average interest rate
              during the period(1)                            5.84%              5.47%              5.63%
FHLB advances:
         Average balance outstanding                    $  862,966         $1,315,353         $1,210,362
         Maximum amount outstanding at any
              month-end during the period               $1,162,000         $1,703,000         $1,523,500
         Weighted-average interest rate
              during the period(1)                            5.58%              5.58%              5.60%
Securities sold to customers
    under agreements to repurchase:
         Average balance outstanding                    $   66,048         $   60,671         $   79,652
         Maximum amount outstanding at any
              month-end during the period               $   79,406         $   72,660         $   85,027
         Weighted-average interest rate
              during the period(1)                            5.27%              5.04%              5.34%

Total average borrowings                                $1,796,681         $2,132,314         $1,792,623
         Weighted-average interest rate
              on total average borrowings(1)                  5.70%              5.53%              5.60%


----------

(1) Month-end balances times month-end average rates divided by the sum of the month-end balances.

OTHER RATIOS

               The following table sets forth certain ratios relating to the Company for the periods indicated.

                                               Year Ended September 30,
                                        ---------------------------------------
                                          1996            1997            1998
                                        -------         -------         -------
Return on assets(1)(4)                     1.82%           1.86%           2.00%
Return on equity(2)(4)                    15.37           16.50           15.68
Average equity to average assets          11.78           11.47           13.34
Dividend payout ratio(3)                  42.65           40.72           42.45

(1)     Net income divided by average total assets.

(2)     Net income divided by average equity.

(3)     Dividends declared per share divided by net income per share.

(4) Amounts exclude the effects of a one-time assessment of institutions with SAIF-insured deposits to recapitalize the SAIF.

RATE/VOLUME ANALYSIS

               The table below sets forth certain information regarding changes in interest income and interest expense of the Association for the years indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate), (2) changes in rate (changes in rate multiplied by average volume), and (3) changes in rate-volume (change in rate multiplied by change in average volume). The change in interest income and interest expense attributable to change in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                                                                         Year Ended September 30,
                                        -------------------------------------------------------------------------------------------
                                                       1996 vs. 1995                                   1997 vs. 1996
                                                  Increase (Decrease) Due to                      Increase (Decrease) Due to
                                        --------------------------------------------    -------------------------------------------
                                         Volume       Rate      Rate/Vol     Total       Volume      Rate      Rate/Vol     Total
                                        --------    --------    --------    --------    --------   --------    --------    --------
                                                                          (Dollars In Thousands)
Interest income:
  Loan portfolio                        $ 72,833    $ (4,217)   $ (1,330)   $ 67,286    $ 57,591   $   (445)   $ (5,022)   $ 52,124
  Mortgaged-backed securities            (10,842)        999        (156)     (9,999)      2,793     (2,223)        (29)        541
  Investments(1)                           6,242      (2,374)       (710)      3,158         163      1,937          31       2,131
                                        --------    --------    --------    --------    --------   --------    --------    --------

     All interest-earning assets          68,233      (5,592)     (2,196)     60,445      60,547       (731)     (5,020)     54,796
                                        --------    --------    --------    --------    --------   --------    --------    --------

Interest expense:
  Customer accounts                        8,855       5,294         407      14,556      17,907     (4,461)       (666)     12,780
  FHLB advances and other                 29,908      (2,822)     (1,150)     25,936      19,471     (2,942)       (607)     15,922
                                        --------    --------    --------    --------    --------   --------    --------    --------
    borrowings

     All interest-bearing liabilities     38,763       2,472        (743)     40,492      37,378     (7,403)     (1,273)     28,702
                                        --------    --------    --------    --------    --------   --------    --------    --------

Change in net interest income           $ 29,470    $ (8,064)   $ (1,453)   $ 19,953    $ 23,169   $  6,672    $ (3,747)   $ 26,094
                                        ========    ========    ========    ========    ========   ========    ========    ========

                                                     Year Ended September 30,
                                          --------------------------------------------
                                                           1998 vs. 1997
                                                    Increase (Decrease) Due to
                                          --------------------------------------------
                                           Volume       Rate      Rate/Vol     Total
                                          --------    --------    --------    --------
                                                     (Dollars In Thousands)
Interest income:
  Loan portfolio                          $  6,541    $    818    $    (54)   $  7,305
  Mortgaged-backed securities               (7,128)      2,909        (349)     (4,568)
  Investments(1)                              (979)       (156)         (5)     (1,140)
                                          --------    --------    --------    --------

     All interest-earning assets            (1,566)      3,571        (408)      1,597
                                          --------    --------    --------    --------

Interest expense:
  Customer accounts                         10,996       2,256         164      13,416
  FHLB advances and other                  (19,870)      1,450        (210)    (18,630)
                                          --------    --------    --------    --------
    borrowings

     All interest-bearing liabilities       (8,874)      3,706         (46)     (5,214)
                                          --------    --------    --------    --------

Change in net interest income             $  7,308        (135)   $   (362)   $  6,811
                                          ========    ========    ========    ========

----------

(1) Includes interest on overnight investments and dividends on stock of the FHLB of Seattle.

INTEREST RATE RISK

               The Company accepts a high level of interest rate volatility as a result of its policy to originate fixed-rate single-family home loans which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. The strong capital position and low operating costs have allowed the Company to manage interest rate risk, within guidelines established by the Board of Directors of the Company, through all interest rate cycles. A significant increase in market interest rates could adversely affect net interest income of the Company. The Company's interest rate risk approach has never resulted in the recording of a monthly operating loss.

               One approach used to quantify interest rate risk is the net portfolio value (NPV) analysis. This analysis calculates the difference between the present value of interest-bearing liabilities and the present value of expected cash flows from interest-earning assets and off-balance sheet contracts. The following table sets forth, at September 30, 1998, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ or - 400 basis points, measured in 100 basis point increments.)

                                                  Estimated
            Change in        Estimated       Increase (Decrease)
          Interest Rates     NPV Amount         in NPV Amount          Percent
--------------------------------------------------------------------------------
          (Basis Points)                   (Dollars in Thousands)
               +400          $  299,680          $ (738,479)                -71%

               +300             513,503            (524,656)                -51%

               +200             717,308            (320,851)                -31%

               +100             905,244            (132,915)                -13%

%                 0           1,038,159                  --                    0%

               -100           1,017,860             (20,299)                 -2%

               -200             979,498             (58,661)                 -6%

               -300             977,806             (60,353)                 -6%

               -400             978,257             (59,902)                 -6%


Certain assumptions were used in preparing the above table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth above.

SUBSIDIARIES

     The Company is a unitary savings and loan holding company which conducts its primary business through its only subsidiary, the Association. The Association has several wholly-owned subsidiaries which are discussed further below.

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

     At September 30, 1998, the Association was authorized under the current regulations to have a maximum investment of $111.6 million in its service corporations, exclusive of the additional 1% of assets investments permitted for inner-city or community development purposes but inclusive of the ability to make loans to its subsidiaries. On that date, the Association's investment in, and unsecured loans to, its five wholly-owned service corporations amounted to $12.9 million.

     At September 30, 1998, Washington Services, Inc. (WSI), a wholly-owned subsidiary of the Association, was developing a 301-acre light industrial center in the technology corridor of South Snohomish County, Washington, of which 83 buildable acres, with an investment of $6.7 million, remained unsold as of September 30, 1998. Based upon the sales history of this development, the Association believes the net realizable value from the sale of the remaining properties exceeds the subsidiary's basis in these properties.

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

         Statewide Mortgage Services, Inc., a wholly-owned subsidiary of the Association, is incorporated under the laws of Washington for the purpose of operating a commercial office building located in that state.

     A savings association is required to deduct the amount of the investment in, and extensions of credit to, a subsidiary engaged in any activities not permissible for national banks. Because the acquisition and development of real estate is not a permissible activity for national banks, the investments in, and loans to, the subsidiary of the Association which is engaged in such activities are subject to exclusion from the capital calculation. See "Regulation - Association--Regulatory Capital Requirements."

EMPLOYEES

     As of September 30, 1998, the Company had approximately 677 employees, including the full-time equivalent of 48 part-time employees and its service corporation employees. None of these employees are represented by a collective bargaining agent, and the Company has enjoyed harmonious relations with its personnel.

EXECUTIVE OFFICERS

     The following table sets forth certain information concerning individuals who are deemed to be executive officers of Washington Federal as of November 30, 1998.


    Names and Positions
        or Offices                         Age           Business Experience during the Last Five Years
------------------------------          ----------       ----------------------------------------------
Guy C. Pinkerton                           64            Chairman since November 1994; Chief Executive
Director, President, and Chief                           Officer since October 1992; Director since
Executive Officer                                        October 1991; President since July 1988

Charles R. Richmond                        59            Executive Vice President and Secretary; Director
Director, Executive Vice                                 since February 1995
President, and Secretary

Ronald L. Saper                            48            Executive Vice President and Chief Financial
Executive Vice President and                             Officer
Chief Financial Officer

William A. Cassels                         57            Executive Vice President
Executive Vice President

Lawrence D. Cierpiszewski                  55            Executive Vice President since October 1996;
Executive Vice President                                 previously served as Senior Vice President

Roy M. Whitehead                           46            Executive Vice President since September 1998;
Executive Vice President                                 previously served as Regional Vice President,
                                                         Wells Fargo Bank, N.A. from June 1997 until
                                                         September 1998 and President of Wells Fargo
                                                         Bank (Colorado) N.A. and First Interstate Bank
                                                         of Colorado from December 1993 until June 1998

Keith D. Taylor                            42            Senior Vice President and Treasurer
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

THE COMPANY

     GENERAL. The Company is registered as a savings and loan holding company under the HOLA and is subject to OTS regulation, examination, supervision, and reporting requirements.

     ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the savings institution subsidiary of such a holding company fails to meet a qualified thrift lender (QTL) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See " The Association--Qualified Thrift Lender Test."

     If the Company were to acquire control of another savings institution, other than through a merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions, and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Association or other subsidiary savings institutions) would thereafter be subject to further restrictions. No multiple savings and loan holding company, or subsidiary thereof, which is not a savings institution shall commence or continue a business activity for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, upon prior notice to, and with no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution;
(iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) performing activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

     RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company, or substantially all the assets thereof; or
(ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company, or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

     FEDERAL SECURITIES LAWS. The Company's Common Stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934 (the Exchange Act). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

THE ASSOCIATION

     GENERAL. The Association is a federally-chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Association is subject to broad federal regulation and oversight by the OTS and the FDIC extending to all aspects of its operations. The Association is a member of the FHLB of Seattle and is subject to certain limited regulations by the Federal Reserve Board. The Association is a member of the SAIF and its deposits are insured by the SAIF fund administered by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Association.

     FEDERAL SAVINGS ASSOCIATION REGULATIONS. The OTS has extensive authority over the operations of savings associations. As part of this authority, savings associations are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. Such regulation and supervision is primarily intended for the protection of depositors.

     The investment and lending authority of the Association is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally are applicable to all federally-chartered savings associations and many also apply to state-chartered savings associations.

     INSURANCE OF ACCOUNTS. The deposits of the Association are insured up to $100,000 per insured member by the SAIF (as defined by law and regulation), and are backed by the full faith and credit of the United States Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

     Effective October 1, 1996, assessment rates for SAIF-insured institutions range from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns, to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. See "Prompt Corrective Action" below. In addition, an assessment of 6.4 basis points is added to the regular SAIF-assessment until December 31, 1999, in order to cover financing corporation debt service payments.

     Both the SAIF and the Bank Insurance Fund (BIF), the federal deposit insurance fund that covers the deposits of state and national banks and certain state savings banks, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved the required reserve ratio, and as a result, the FDIC reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium paid by savings institutions. Banking legislation was enacted September 30, 1996, to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions. The legislation provided that all insured depository institutions with SAIF-assessable deposits as of March 31, 1995, pay a special one-time assessment to recapitalize the SAIF. Pursuant to this legislation, the FDIC promulgated a rule that established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF-assessable deposits held by affected institutions as of March 31, 1995. Based upon its level of SAIF deposits as of March 31, 1995, the Association paid a special assessment of $15.0 million. The assessment was accrued in the quarter ended September 30, 1996.

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

     The capital regulations create three capital requirements: a tangible capital requirement, a leverage or core capital requirement, and a risk-based capital requirement. All savings associations must have tangible capital of at least 1.5% of adjusted total assets, as defined in the regulations. For purposes of this requirement, tangible capital is core capital less all intangibles other than certain purchased mortgage servicing rights, of which the Association has none. Core capital includes common stockholders' equity, non-cumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, less intangibles (unless included under certain limited conditions, but in no event exceeding 25% of core capital), plus purchased mortgage servicing rights in an amount not to exceed 50% of core capital.

     The current leverage or core capital requirement is core capital, as defined above, of at least 3% of adjusted total assets.

     The risk-based capital standard requires savings associations to maintain a minimum ratio of total capital to risk-weighted assets of 8%. Total capital consists of core capital, defined above, and supplementary capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk-weight based on the risks inherent in the type of assets. The risk-weighing categories range from 0% for low-risk assets such as U.S. Treasury securities and GNMA securities, to 100% for various types of loans and other assets deemed to be of higher risk. Single-family mortgage loans having loan-to-value ratios not exceeding 80% and meeting certain additional criteria, as well as certain multi-family residential property loans, qualify for a 50% risk-weight treatment. The book value of each asset is multiplied by the risk-weighting applicable to the asset category, and the sum of the products of this calculation equals total risk-weighted assets.

     OTS regulations impose special capitalization standards for savings associations that own service corporations and other subsidiaries. In addition, certain exclusions from capital and assets are required when calculating total capital in addition to the adjustments for calculating core capital. These adjustments do not materially affect the regulatory capital of the Association.

     For information regarding the Association's compliance with each of its three capital requirements at September 30, 1998, see Note P to the Consolidated Financial Statements.

     In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under this rule, an institution with a greater than normal level of interest rate risk is subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution is required to maintain additional capital in order to comply with the risk-based capital requirement. The final rule was originally to be effective as of January 1, 1994; however, its implementation has been delayed several times. In August 1995, the OTS issued Thrift Bulletin No. 67, which allows eligible institutions to request adjustment to their interest rate risk component as calculated by the OTS, or to request to use their own models to calculate their interest rate risk component. The OTS also indicated that it will continue to delay the implementation of its interest rate risk rule requiring institutions with above normal interest rate risk exposure to adjust their regulatory capital requirement until new procedures are implemented and evaluated.

     Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an association's operations, and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

     PROMPT CORRECTIVE ACTION. Under federal law, each federal banking agency has implemented a system of prompt corrective action for institutions which it regulates. Under OTS regulations, an institution shall be deemed to be (i) well capitalized if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more, and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure;
(ii) adequately capitalized if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances), and does not meet the definition of well capitalized, (iii) undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a Tier 1 leverage capital ratio that is less than 4.0%, (3.0% under certain circumstances), (iv) significantly undercapitalized if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a Tier 1 leverage capital ratio that is less than 3.0%, and; (v) critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OTS to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. (The FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 1998, the Association exceeded the requirements of a well capitalized institution.

     LIQUIDITY REQUIREMENTS. All savings associations are required, for each calendar month, to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations, and certain other investments) which is not less than a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less during the preceding calendar month. The liquidity requirement may be changed by the OTS to any amount between 4% and 10% depending upon economic conditions and savings flows of all savings associations. This amount is currently 4%.

OTS regulations also require that short-term liquid assets constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and short term borrowings during the preceding calendar month. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

     QUALIFIED THRIFT LENDER TEST. A savings association that does not meet a QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations:
(i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity, and not retain any investment, not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     Under recent legislation and applicable regulations, any savings institution is a QTL if: (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Internal Revenue Code (which generally requires that at least 60% of the institution's assets constitute housing-related and other qualifying assets) or, (ii) at least 65% of the institution's portfolio assets (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At September 30, 1998, the Association was in compliance with the QTL test of a domestic building and loan association as defined in the Code.

     TRANSACTIONS WITH AFFILIATES. Under federal law, all transactions between and among a savings association and its affiliates, which include holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act. Generally, these requirements limit these transactions to a percentage of the association's capital and require all of them to be on terms at least as favorable to the association as transactions with non-affiliates. In addition, a savings association may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company, or acquire shares of any affiliate not a subsidiary. The OTS is authorized to impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a savings association. The OTS regulations also set forth various reporting requirements relating to transactions with affiliates.

     Extensions of credit by a savings association to executive officers, directors, and principal shareholders are subject to Section 22(h) of the Federal Reserve Act, which, among other things, generally prohibits loans to any such individual where the aggregate amount exceeds an amount equal to 15% of an institution's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral.

     Section 22(h) permits loans to directors, executive officers, and principal stockholders made pursuant to a benefit or compensation program that is widely available to employees of a subject savings association provided that no preference is given to any officer, director, or principal shareholder, or related interest thereto over any other employee. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

     RESTRICTIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations on capital distributions by savings associations, including cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt, and other transactions charged to the capital account of a savings association to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from associations meeting at least their minimum capital requirements, so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Associations and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

     As of September 30, 1998, the Association is a Tier 1 institution which can make capital distributions during any calendar year equivalent to 100% of net income for the calendar year-to-date plus 50% of its surplus capital ratio at the beginning of the calendar year. The surplus capital ratio is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. Fully phased-in capital requirement is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. The OTS has approved the Association's capital distribution plan through the calendar year 1999.

     On December 5, 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under this proposal, savings institutions would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain adequately capitalized, as defined in the OTS prompt corrective action regulations. The Association would continue to be required to provide notice to the OTS of its intent to make a capital distribution. Management does not believe that the proposal will adversely affect the Association's ability to make capital distributions if it is adopted substantially as proposed.

     FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 1998, the Association's advances from the FHLB amounted to $1.4 billion.

     As a member, the Association is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At September 30, 1998, the Association had $101.0 million in FHLB stock, which was in compliance with this requirement.

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

     COMMUNITY REINVESTMENT ACT AND THE FAIR LENDING LAWS. Savings associations have a responsibility under the Community Reinvestment Act (CRA) and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the Fair Lending Laws) prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the U.S. Department of Justice.

TAXATION


     FEDERAL TAXATION. For federal and state income tax purposes, the Company reports its income and expenses on the accrual basis method of accounting and files its federal and state income tax returns on a September 30 fiscal year basis. The Company files consolidated federal and state income tax returns with its wholly-owned subsidiaries.

     For tax years beginning prior to January 1, 1996, a qualified thrift institution was allowed a bad debt deduction based on a percentage of taxable income or on actual experience. Accordingly, the Association used the percentage of taxable income method in fiscal 1996.

         The Small Business Job Protection Act of 1996 (the Act) requires qualified thrift institutions, such as the Association, to recapture the portion of their tax bad debt reserves that exceeded the September 30, 1988, balance. Such recaptured amounts are to be taken into taxable income ratably over a six-year period beginning in 1997. Accordingly, the Company will be required to pay approximately $22,057,000 in additional federal income taxes beginning in fiscal 1998, all of which has been previously provided for, and continuing through fiscal 2003.

         The Act also repeals the reserve method of accounting for tax bad debt deductions and required thrifts to calculate the tax bad debt deduction based on actual current loan losses.

         A deferred tax liability has not been required to be recognized for the tax bad debt base year reserves of the Association. The base year reserves are the balance of reserves as of September 30, 1988, reduced proportionately for reductions in the Association's loan portfolio since that date. At September 30, 1998, the amount of those reserves was approximately $5,370,000. The amount of the unrecognized deferred tax liability at September 30, 1998, was approximately $1,913,000.

     Washington Federal's tax returns have been examined through the year ended September 30, 1990.

     STATE TAXATION. The state of Washington does not have an income tax. A business and occupation tax based on a percentage of gross receipts is assessed against businesses; however, interest received on loans secured by mortgages or deeds of trust on residential properties is not subject to this tax.

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

ITEM 2. PROPERTIES

     The Association owns the building in which its home and executive offices are located, in Seattle, Washington. The following table sets forth certain information concerning the Association's offices:

                                                        Building                       Net Book Value at
                        Number of              ------------------------------            September 30,
Location                 Offices                Owned               Leased(1)              1998 (2)
--------                ---------              -------              ---------          -----------------
                                                                                    (Dollars In Thousands)
Washington                    39                    22                    17               $16,711
Idaho                         19                    16                     3                 6,292
Oregon                        23                    15                     8                 7,519
Utah                          11                     6                     5                 7,607
Arizona                       14                     7                     7                 5,138
                         -------               -------               -------               -------
     Total                   106                    66                    40               $43,267
                         =======               =======               =======               =======


----------

(1) The leases have varying terms expiring from 1998 through 2070, including renewal options.

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

     Washington Federal's net investment in premises, equipment, and leaseholds was $48.9 million at September 30, 1998.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required herein is incorporated by reference from page 27 of the Company's Annual Report to Stockholders for Fiscal 1998 (Annual Report), which is included herein as Exhibit 13.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required herein is incorporated by reference from page 26 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required herein is incorporated by reference on pages 4 through 7 of the Annual Report.

ITEM 7A. MARKET RISK DISCLOSURES

          The information required herein is incorporated by reference to Interest Rate Risk commencing on page 22 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required herein are incorporated by reference from pages 8 through 25 and page 27 of the Annual Report.


ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH ACCOUNTANTS, ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required herein is included under Item 1 hereof.

ITEM 11. EXECUTIVE COMPENSATION

     The information required herein is incorporated by reference to pages 11 to 14 of the proxy statement dated December 22, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required herein is incorporated by reference to pages 2 to 3 and 5 to 8 of the proxy statement dated December 22, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required herein is incorporated by reference to page 16 of the proxy statement dated December 22, 1998.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) The following financial statements are incorporated herein by reference from pages 8 through 25 and page 27 of the Annual Report.

     Report of Independent Certified Public Accountants

     Consolidated Statements of Financial Condition as of September 30, 1998 and 1997

     Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 1998

     Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended September 30, 1998

     Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 1998

     Notes to Consolidated Financial Statements

     (a)(2)    There are no financial statement schedules filed herewith.
     (a)(3)    The following exhibits are filed as part of this report:


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

27             Financial Data Schedule

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


                                       WASHINGTON FEDERAL, INC.


December 21, 1998                      By: /s/ Guy C. Pinkerton
-----------------                          -------------------------------------
Date                                       Guy C. Pinkerton, Chairman,
                                           President and Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Kermit O. Hanson                                  December 21, 1998
------------------------------------------             -----------------
Kermit O. Hanson, Director                             Date


 /s/ W. Alden Harris                                   December 21, 1998
------------------------------------------             -----------------
W. Alden Harris, Director                              Date


 /s/ Anna C. Johnson                                   December 21, 1998
------------------------------------------             -----------------
Anna C. Johnson, Director                              Date


 /s/ John F. Clearman                                  December 21, 1998
------------------------------------------             -----------------
John F. Clearman, Director                             Date


 /s/ H. Dennis Halvorson                               December 21, 1998
------------------------------------------             -----------------
H. Dennis Halvorson, Director                          Date

 /s/ Guy C. Pinkerton                                  December 21, 1998
------------------------------------------             -----------------
Guy C. Pinkerton, Director, Chairman,                  Date
President and Chief Executive Officer


 /s/ Richard C. Reed                                   December 21, 1998
------------------------------------------             -----------------
Richard C. Reed, Director                              Date


 /s/ Charles R. Richmond                               December 21, 1998
------------------------------------------             -----------------
Charles R. Richmond, Director,                         Date
Executive Vice President and Secretary


 /s/ Ronald L. Saper                                   December 21, 1998
------------------------------------------             -----------------
Ronald L. Saper, CPA, Executive                        Date
Vice President and Chief Financial
Officer (principal financial officer)


 /s/ Keith D. Taylor                                   December 21, 1998
------------------------------------------             -----------------
Keith D. Taylor, CPA, Senior Vice President            Date
and Treasurer
(principal accounting officer)

                             EXHIBIT INDEX


No.                          Exhibit Index                                 Page
---                          -------------                                 ----
3.1            Articles of Incorporation of the Company                    (1)

3.2            Bylaws of the Company                                       (1)

4              Specimen Common Stock Certificate                           (1)

10.1           1982 Employee Stock Compensation Program*                   (1)

10.2           1987 Stock Option and Stock Appreciation Rights Plan*       (1)

10.3           1994 Stock Option and Stock Appreciation Rights Plan*       (1)

13             Annual Report to Stockholders

21             Subsidiaries of the Company - Reference is made
               to Item 1, "Business - Subsidiaries" for the
               required information                                        --

23             Consent of Independent Public Accountants

27             Financial Data Schedule

-------

*  Management contract or compensation plan.

(1) Incorporated by reference from the Registrant's Registration Statement on Form 8-B filed with the SEC on January 26, 1995.