Form 10-Q
period 1998-12-31
WASHINGTON FEDERAL INC
filed 1999-02-16
CIK 936528

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES

          EXCHANGE
 ACT OF 1934

     For the quarterly period ended . .  . .  . .  . .
December 31,
1998

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES

          EXCHANGE
 ACT OF 1934

     For the transition period from
 to



     For Quarter Ended      December 31, 1998
Commission file number

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

                Title of class:
    at
February
1, 1999

        Common stock, $1.00 par value
 50,857,019
shares
                  WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                    PART I


Item 1.  Financial Statements

         The Consolidated Financial Statements of Washington
Federal, Inc. and
Subsidiaries
         filed as a part of the report are as follows:

         Consolidated Statements of Financial Condition
         as of December 31, 1998 and September 30, 1998 . .  . .
 . .  . .
  Page 3

         Consolidated Statements of Operations for the three months ended December 31, 1998 and 1997. . . . . . .
 . . Page 4

         Consolidated Statements of Cash Flows for the
         three months ended December 31, 1998 and 1997  . .  . .
 . .
  Page 5

         Notes to Consolidated Financial Statements. .  . .  . .
 . .
       Page 6

Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations .  . .  . .  . .  . .
 . .
  Page 8


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

Item 3.        Defaults upon Senior Securities. .  . .  . .  . ..
 . .  . .
  Page 13

Item 4.        Submission of Matters to a Vote of Stockholders ..
 . .  . .  .
 .
  Page 13

Item 5.        Other Information .  . .  . .  . .  . .  . .  . ..
 . .  . .
Page 13

Item 6.        Exhibits and Reports on Form 8-K .  . .  . .  . ..
 . .  . .
  Page 13

         Signatures  . .  . .  . .  . .  . .  . .  . .  . .  .
 .Page 14
                  WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    (UNAUDITED)




 . . . . . . . . . . . . . . . . . . . . . . .December 31,
1998September 30,
1998



                (In thousands, except per share data)
ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . $   52,568
$    22,215
Available-for-sale securities, including mortgage-backed
securities of
$684,891
 . . . . . . . . . . . . . . . . . . . . .871,540  . . . . . .
  764,188
Held-to-maturity securities, including mortgage-backed securities of $386,370

 . . . . . . . . . . . . . . . . . . . . .407,844  . .445,871
Loans receivable . . . . . . . . . . . . . . . . .  4,129,064
4,143,525
Interest receivable. . . . . . . . . . . . . . . .     34,322
   35,175
Premises and equipment, net. . . . . . . . . . . .     49,423
   48,882
Real estate held for sale. . . . . . . . . . . . .     14,880
   16,193
FHLB stock . . . . . . . . . . . . . . . . . . . .    103,024
  101,050
Costs in excess of net assets acquired . . . . . .     52,125
   53,639
Other assets . . . . . . . . . . . . . . . . . . .      8,283
    6,273
                                                   $5,723,073
$5,637,011

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Customer accounts
    Savings and demand accounts. . . . . . . . . . $3,163,886
$3,071,175
    Repurchase agreements with customers . . . . .     96,647
   85,027



           . . . . . . . . . . . . . . .3,260,533   3,156,202
FHLB advances. . . . . . . . . . . . . . . . . . .  1,325,000
1,356,500
Other borrowings, primarily securities sold under agreements to repurchase
236,916
 . . . . . . . . . . . . . . . . . . . . .221,819
Advance payments by borrowers for taxes and insurance. . . . .
   10,787
25,332
Federal and state income taxes . . . . . . . . . .     80,907
   63,969
Accrued expenses and other liabilities . . . . . .     44,875
   46,017
                                                    4,959,018
4,869,839
Stockholders' equity
Common stock, $1.00 par value, 100,000,000 shares authorized;
     56,440,798 and 56,423,961 shares issued; 50,855,966 and
     51,446,129 shares outstanding . . . . . . . .     56,441
   56,424
Paid-in capital. . . . . . . . . . . . . . . . . .    714,877
  714,700
Valuation adjustment for available-for-sale securities, net of taxes
30,000
 . . . . . . . . . . . . . . . . . . . . . 35,000
Treasury stock, at cost; 5,584,832 and 4,977,832 shares. . . .
(  106,694)(
 92,221)
Retained earnings. . . . . . . . . . . . . . . . .     69,431
   53,269
                                                      764,055
  767,172

$5,723,073
 $5,637,011

CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share. . . . . . . . . .  $    15.02
$    14.91
Stockholders' equity to total assets. . . . . . .        13.35%
     13.61%
Loans serviced for others . . . . . . . . . . . .   $  65,184
$  73,606
Weighted average rates at period end
  Loans and mortgage-backed securities. . . . . .         7.79%
      7.98%
  Investment securities*. . . . . . . . . . . . .         7.90%
      7.76%
    Combined rate on loans, mortgage-backed securities and
investment
securities
 . . . . . . . . . . . . . . . . . . . . . . . . .     7.80%
      7.96%
  Customer accounts . . . . . . . . . . . . . . .         4.99%
      5.09%
  Borrowings. . . . . . . . . . . . . . . . . . .         5.37%
      5.50%
    Combined cost of customer accounts and borrowings. . . . .
      5.11%
   5.23%
  Interest rate spread. . . . . . . . . . . . . .         2.69%
      2.73%
 *Includes municipal bonds at tax equivalent yields

 WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS
             (UNAUDITED)


Quarter Ended
December 31,



            . . . . . . . . . . . . . . . . . . .      1998
  1997



             (Dollars in thousands, except per share data)
INTEREST INCOME
Loans . . . . . . . . . . . . . . . . . . . . . .   $89,952
$92,141
Mortgage-backed securities. . . . . . . . . . . .    18,866
 17,339
Investment securities . . . . . . . . . . . . . .
  5,575
6,752



          . . . . . . . . . . . . . . . . . . . . 114,393
116,232

INTEREST EXPENSE
Customer accounts . . . . . . . . . . . . . . . .    40,744
 39,200
FHLB advances and other borrowings. . . . . . . .    21,096
 26,076



            . . . . . . . . . . . . . . . . . . .  61,840
 65,276

Net interest income . . . . . . . . . . . . . . .    52,553
 50,956
Provision for loan losses . . . . . . . . . . . .       179
    159
Net interest income after provision for loan losses. . . . .
 52,374
50,797

OTHER INCOME
Gain on sale of securities. . . . . . . . . . . .       ---
    745
Other . . . . . . . . . . . . . . . . . . . . . .     3,427
  1,148



          . . . . . . . . . . . . . . . . . . . .  3,427
  1,893

OTHER EXPENSE
Compensation and fringe benefits. . . . . . . . .     6,635
  5,817
Regulatory assessments. . . . . . . . . . . . . .       434
    446
Occupancy expense . . . . . . . . . . . . . . . .       984
  1,050
Other . . . . . . . . . . . . . . . . . . . . . .     3,417
  3,487



            . . . . . . . . . . . . . . . . . . . 11,470
 10,800
Gain on real estate owned, net. . . . . . . . . .
     48
 101
Income before income taxes. . . . . . . . . . . .    44,379
 41,991
Income taxes. . . . . . . . . . . . . . . . . . .    16,061
 14,907
NET INCOME. . . . . . . . . . . . . . . . . . . .   $28,318
$27,084

PER SHARE DATA
Basic earnings per share. . . . . . . . . . . . . $     .56
 $   .52
Diluted earnings per share. . . . . . . . . . . .            $
 .55

       $    .51
Cash dividends. . . . . . . . . . . . . . . . . . $     .24
 $   .22
Weighted average number of shares outstanding,
  including dilutive stock options. . . . . . . .
51,421,697
52,972,059
Return on average assets. . . . . . . . . . . . .       2.02%
     1.91%
   WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (UNAUDITED)





Quarter
 Ended December 31,



                                                          1998

                          1997





 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income. . . . . . . . . . . . . . . . . . . .  $ 28,318
$ 27,084
Adjustments to reconcile net income to net cash provided by
operating
activities
  Amortization of fees, discounts and premiums, net. . . . .
(  7,915) (
5,815)
  Amortization of costs in excess of net assets acquired . .
  1,514
1,502
  Depreciation. . . . . . . . . . . . . . . . . .       570
    585
  Gains on investment securities and real estate held for sale

 (48)
 . . . . . . . . . . . . . . . . . . . . . . . . . (    845)
  Decrease (increase) in accrued interest receivable . . . .
    853
(591)
  Increase in income taxes payable. . . . . . . .    16,053
 18,675
  FHLB stock dividends. . . . . . . . . . . . . .  (  1,974)
(  1,887)
  Decrease (increase) in other assets . . . . . .       875
   (109)
  Increase (decrease) in accrued expenses and other liabilities

(1,142)
 . . . . . . . . . . . . . . . . . . . . . . . . .    2,435
Net cash provided by operating activities . . . .    37,104
 41,034

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property. . . . . . . . . . .  (246,594)
( 161,655)
  Construction loans. . . . . . . . . . . . . . .  ( 86,705)
(107,131)
  Land loans. . . . . . . . . . . . . . . . . . .  ( 31,357)
( 24,306)
  Loans refinanced. . . . . . . . . . . . . . . .  ( 66,723)
(  28,972)



                                        . . . . . (431,379)
(322,064)
Savings account loans originated. . . . . . . . . (   1,141)
(   1,516)
Loan principal repayments . . . . . . . . . . . .   470,512
319,202
Decrease in undisbursed loans in process. . . . . (  18,960)
(  9,272)
Loans purchased . . . . . . . . . . . . . . . . . (      62)
(     434)
Purchase of available-for-sale securities . . . .
(201,597)
(10,000)
Principal payments and maturities of available-for-sale
securities
88,427
 . . . . . . . . . . . . . . . . . . . . . . . . .         16,584
Sales of available-for-sale securities. . . . . .      ---
 10,744
Principal payments and maturities of held-to-maturity securities

38,431
 . . . . . . . . . . . . . . . . . . . . . . . . .   24,041
Proceeds from sale of real estate held for sale .     3,181
  3,165
Premises and equipment purchased, net . . . . . .
 (1,111)
(1,232)
Net cash (used) provided by investing activities.   (53,699)
 29,218

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts . . . . . . . .   104,331
  4,209
Net decrease in short-term borrowings . . . . . .  ( 16,403)
(38,533)
Proceeds from exercise of common stock options. .       194
    346
Dividends . . . . . . . . . . . . . . . . . . . .   (12,156)
( 11,413)
Treasury stock purchases. . . . . . . . . . . . .   (14,473)
   ---
Decrease in advance payments by borrowers for taxes and insurance
         (
14,545)
 . . . . . . . . . . . . . . . . . . . . . . . . . ( 15,084)
Net cash (used) provided by financing activities.
 46,948  (
60,475)

Increase in cash. . . . . . . . . . . . . . . . .    30,353
  9,777
Cash at beginning of period . . . . . . . . . . .    22,215
 23,444
Cash at end of period . . . . . . . . . . . . . .  $ 52,568
$ 33,221

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
  Real estate acquired through foreclosure. . . . $   1,820    $
  3,213
Cash paid during the period for
  Interest. . . . . . . . . . . . . . . . . . . .    64,808
 68,311
  Income taxes. . . . . . . . . . . . . . . . . .      ---
   ---

NOTE A - Basis of Presentation

The consolidated interim financial statements included in this report have been prepared by Washington Federal, Inc.
 (Company) without audit. In the opinion of management, all adjustments
(consisting
only of normal recurring accruals)
 necessary for a fair presentation are reflected in the interim financial statements.
 The September 30, 1998 Consolidated
 Statement of Financial Condition was derived from audited financial statements.

NOTE B - Cash Dividend Paid

Dividends per share increased to 24 cents for the quarter ended
December 31,
1998
compared with 22 cents for the same
 period one year ago. On January 22, 1999 the Company paid its 64th consecutive quarterly cash dividend.

NOTE C - Stock Dividend

On January 27, 1999, the Board of Directors of the Company declared an eleven-for-ten stock split in the form of a 10%
 stock dividend to stockholders of record on February 12, 1999 to be distributed on
February 26, 1999. All previously
 reported per share amounts will be adjusted accordingly.

NOTE D - Comprehensive Income

During the quarter ended December 31, 1998, the Company adopted the provisions of
Statement of Financial Accounting
 Standards (SFAS) No. 130,"Reporting Comprehensive Income". The standard requires that comprehensive income and its components be disclosed in the financial statements. The Company's comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities. In accordance with the provisions of SFAS No. 130, the Company's total comprehensive income for the quarters ending
December 31, 1998 and December
 31, 1997 totaled $23,318,000 and $30,084,000, respectively. The difference
between
the Company's net income and total
 comprehensive income for these periods equals the change in the net unrealized gain and loss on securities available-for-sale during the applicable periods.













Note E - Earnings per Share

SFAS No. 128, "Earnings per Share" was issued in February, 1997.
Under SFAS
No. 128,
the Company is required to
 present both basic and diluted EPS on the face of its statement of
operations. The
following table provides a reconciliation
 of the numerators and denominators of the basic and diluted computations.
    Income                          Shares          Per-Share
  (Numerator)                     (Denominator)
    Amount
Basic EPS
 Income available to common
 stockholders           28,318,000          50,976,106
    .56

Diluted EPS
 Income available to common stockholders
  plus assumed conversions28,318,000        51,421,697
    .55
GENERAL

Washington Federal, Inc. (the Company) is a savings and loan holding company.
The
Company's primary operating
 subsidiary is Washington Federal Savings (the Association).

YEAR 2000

This discussion constitutes a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and
 Readiness Disclosure Act of 1998 and contains forward-looking statements that have been prepared on the basis of the
 Company's best judgment and currently available information. These forward-looking statements are inherently subject to significant business, third-party and regulatory uncertainties and contingencies, many of which are beyond the control of the Company. In addition, these forward-looking statements are based on the
Company's
current assessments and renovation
 plans, which are based on certain representations of third-party servicers and are subject to change. Accordingly, there can be no assurance that the Company's results of operations will not be adversely affected by difficulties or delays in the
 Company's or third-party's Year 2000 readiness efforts. See below for a discussion of factors that may cause such forward-looking statements to differ from actual results.

Most existing computer programs use only two digits to identify the year in a date field, making the assumption that the year's first two digits will always be 19. These programs were developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results on or after
 January 1, 2000. For example, if an interest calculation were made for the month of
January 2000, but the system assumed
 the year was 1900, the results could be materially erroneous.

A few years ago, the Company began to assess the Year 2000 issue, including upgrades to its software and hardware. Based on this assessment, the Company implemented a plan to renovate and implement its computer applications by December
 31, 1998. As of December 31, 1998, 100% of the renovation and implementation of mission critical systems had been completed.

The Company's assessment segregated computer applications into three categories:
mission critical systems, secondary
 systems and embedded systems. The mission critical systems were identified as those systems necessary to deliver our products to our customer base. The success of our Year 2000 renovation relies, in part, on the representations of third-party servicers. The mission critical applications, which were all written internally, have been renovated and are now being tested by the Company's information systems department.

The Company's secondary systems are primarily personal computer-based software programs which provide financial data for internal use. Examples of these secondary systems include payroll, fixed assets and accounts payable. Most of these systems were written by third-party servicers and the Company relies on their written representations that their software is Year 2000 compliant.

The Company's embedded systems include items as diverse as the computer chips in the heating, ventilation and air conditioning system to office building elevators. The Company has identified those systems and relies on written representations of the third-party servicers.

Every two months, the Company reports to its Board of Directors the progress
made in
addressing the Year 2000 issue,
 including time lines and percentage of completion. Management has met its
target of
December 31, 1998, to have its
 systems renovated and implemented. Validation testing will
continue
throughout 1999.
Management recently reported the
 results of an Office of Thrift Supervision examination of the
Company's Year
2000
compliance issues to the Board of
 Director, which found the report to be satisfactory.

Through December 31, 1998, the Company has not incurred any material incremental costs to become Year 2000 compliant.
 The Company's mission critical systems are being renovated and tested by the already existing information systems staff.
 Less than $1 million has been spent on the Year 2000 project to date. The
Company
estimates the total amount of time and
 money expended to become Year 2000 compliant will have no material impact on the
Company's results of operations or
 financial condition.

Based on its current assessments and renovation plans, which are based in part
on
certain representations of third-party
 servicers, the Company does not expect that it will experience a significant
disruption of its operations as a result of the
 change to the new millennium. Although the Company has no reason to conclude
that a
failure will occur, the most
 reasonably likely worst-case Year 2000 scenario would entail a disruption or
failure
of the Company's power supply or
 voice and data transmission suppliers, a computer system, a third-party
servicer, or
a facility. If such a failure were to
 occur, the Company would implement its contingency plan. The
Company
continues
enhancing its existing contingency
 plans to service our customers in case events beyond our control impact our
computer
system. While it is impossible to
 quantify the impact of such a scenario, the most reasonably likely worst-case
scenario would entail a diminishment of
 service levels, some customer inconvenience, and additional costs from the
contingency plan implementation, which are
 not currently estimable. While the Company has contingency plans to address a
temporary disruption in these services, there
 can be no assurance that any disruption or failure will be only temporary,
that the
Company's contingency plans will
 function as anticipated, or that the results of operations of the Company
will not
be adversely affected in the event of a
 prolonged disruption or failure
 .
INTEREST RATE RISK

The Company accepts a high level of interest rate volatility as a result of its policy to originate fixed-rate single family home loans which are longer-term than the short-term characteristics of its liabilities of customer accounts and borrowed money.
 At December 31, 1998 the Company had a negative one year maturity gap of approximately 42% of total assets.




The interest rate spread declined to 2.69% at December 31, 1998 from 2.73% at
September 30, 1998. The decline was,
 in large part, due to the continuing flat yield curve. During this phase of the interest rate cycle the Company chose to control its asset growth, strengthen its capital position and deleverage the balance sheet by reducing its borrowed money.
 FHLB advances and other borrowed money declined to an equivalent of 27.3% of total
assets at December 31, 1998,
 compared to 28.0% of total assets at September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company s net worth at December 31, 1998 was $764,055,000 or 13.4% of total
assets. This is a decrease of
 $3,117,000 from September 30, 1998, when net worth was $767,172,000 or 13.6%
of total
assets. The $3,117,000
 decrease in the Company's net worth includes $12,156,000 of cash dividends paid, stock repurchases of $14,473,000 and a $5,000,000 reduction in the valuation reserve for available-for-sale securities.
Net worth was increased by the
 $28,318,000 generated from net income. During the quarter ended
December 31,
1998,
607,000 shares of common stock
 were repurchased at an average price of $23.84 under the September 1998 common stock repurchase program.

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

The Company s cash and investment securities amounted to
$260,691,000, a
$4,463,000
increase from a quarter ago.

The minimum liquidity levels of the Association are governed by the regulations of the
OTS.  Liquidity is defined as the
 ratio of average cash and eligible unpledged investment securities and mortgage-backed securities to the sum of average withdrawable savings plus short-term (one year) borrowings.
Currently, the
Association is required to maintain  total
 liquidity at four percent. At December 31, 1998, total liquidity was 27.15%.

CHANGES IN FINANCIAL POSITION

Available-for-sale and held-to-maturity securities. The Company purchased
$201,597,000
of mortgage-backed securities
 during the first quarter of fiscal 1999, all of which have been categorized as available-for-sale. As of December 31, 1998, the Company had unrealized gains of $30,000,000, net of tax, which are recorded as part of stockholders' equity.




Loans receivable. Loans receivable declined less than 1% during the quarter to
$4,129,064,000 at December  31, 1998
 from $4,143,525,000 at September 30, 1998. The loans receivable balance decreased even though loan originations increased to $431,379,000, an increase of 34% from the prior year quarter.

The Company measures loans that will not be repaid in accordance with their contractual terms using a discounted cash flow methodology or the fair value of the collateral for certain loans. Smaller balance loans are excluded with limited exceptions.
 At December 31, 1998, the Company's recorded investment in impaired loans was
$23,074,000, of which $21,182,000
 had allocated reserves of $2,982,000. The average balance of impaired loans during the quarter was $15,704,000 and interest income(cash received) from impaired loans was $96,000.

Costs in excess of net assets acquired. The Company periodically monitors these assets for potential impairment of which there was none at December 31, 1998. The Company will continue to evaluate these assets and, if appropriate, provide for any diminuition in value of these assets.

Customer accounts. Customer accounts increased $104,331,000, or
3%, to
$3,260,533,000
at December 31, 1998
 compared with $3,156,202,000 at September 30, 1998.

FHLB advances and other borrowings. Total borrowings decreased to $1,561,916,000. See
Interest Rate Risk above.

RESULTS OF OPERATIONS


Net interest income increased $1,597,000 (3%) to $52,553,000 for the December
1998
quarter from $50,956,000 a year
 ago despite a drop in the interest rate spread. The net interest spread was
2.69% at
December 31, 1998 compared to 2.73%
 at September 30, 1998 and 2.80% at December 31, 1997. This increase resulted largely from the increase in amortization of deferred fees and discounts due to the high prepayments in the loan and mortgage-backed securities portfolio.

Interest income on loans decreased $2,189,000 (2%) to $89,952,000 for the quarter ended December 1998 from
 $92,141,000 a year ago. Average interest rates on loans decreased to 7.93% from
8.27% a year ago.

Interest income on mortgage-backed securities increased
$1,527,000 (9%) to
$18,866,000
for the quarter ended December
 31, 1998 versus $17,339,000 the same period one year ago. The weighted average yield of 7.24% at December 31, 1998 was lower than the 7.56% at December 31, 1997.

Interest on investments decreased $1,177,000 (17%) in the quarter versus the
year ago
quarter.  The weighted average yield
 increased to 7.90% at December 31, 1998 compared with 7.70% at
December 31,
1997.
The combined investment
 securities and FHLB stock portfolio decreased to  $311,147,000 at December
31, 1998
versus $387,372,000 one year ago.


Interest expense on customer accounts increased $1,544,000 (4%)
to $40,744,000
for the
quarter ended December 31, 1998
 from $39,200,000 for the same period one year ago. The average cost of customer accounts decreased to 4.99% at quarter end compared to 5.16% one year ago.

Interest on FHLB advances and other borrowings decreased
$4,980,000 (19%) to
$21,096,000 for the December 1998
 quarter compared with $26,076,000 for the same quarter a year ago. The average rates paid at December 31, 1998 decreased to 5.37% versus 5.57% at December 31, 1997.

Other income increased $1,534,000 (81%) for the December 1998 quarter compared with the December 1997 quarter. The increase in other income included several non-recurring real estate transactions, the largest of which provided the Company
 $1 million of pre-tax net income. There were no gains on sale of available-for-sale securities in the December 1998 quarter versus $745,000 in gains in the December 1997 quarter.

Other expense increased $837,000 (8%) for the quarter ended December 1998 compared with the December 1997 quarter, after adjusting for the $167,000 increase in deferred loan origination costs associated with higher loan volumes. Other expense for the December 1998 quarter equalled .82% of average assets compared to
 .76% for the same quarter a year
 ago, while the number of staff, including part-time employees on a full-time equivalent basis, were 682 and 660 for the two periods, respectively.

Income taxes increased $1,154,000 (8%) in the December 1998 quarter due to a higher taxable income base. The effective tax rate was 36.2% for December 1998 and 35.5%for the December
1997 quarter.

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

Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.
PART II - Other Information

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




     \S\ Guy C. Pinkerton

February 12, 1999                    GUY C. PINKERTON
  Chairman, President and
  Chief Executive Officer





     \S\ Ronald L. Saper

February 12, 1999                    RONALD L. SAPER
  Executive Vice-President and
  Chief Financial Officer






       \S\ Keith D. Taylor

February 12, 1999                    KEITH D. TAYLOR
  Senior Vice-President and
  Treasurer