Form 10-Q
period 1999-03-31
WASHINGTON FEDERAL INC
filed 1999-05-14
CIK 936528

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934

  For the quarterly period ended. .. . .. . .. . .         March
31, 1999


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
  EXCHANGE ACT OF 1934

  For the transition period from
to



  For Quarter Ended        March 31, 1999             Commission
file number
 0 25454

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

          Title of class:
April 30,
 1999

      Common stock, $1.00 par value
54,664,450
 shares
                  WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                    PART I


Item 1.  Financial Statements

         The Consolidated Financial Statements of Washington
Federal, Inc. and
 Subsidiaries
         filed as a part of the report are as follows:

         Consolidated Statements of Financial Condition
         as of March 31, 1999 and September 30, 1998 .  . .  . .
 . .
  Page 3

         Consolidated Statements of Operations for the three
         and six months ended March 31, 1999 and 1998.  . .  . .
 . .
  Page 4

         Consolidated Statements of Cash Flows for the six months ended March 31, 1999 and 1998 . . . . . .
 . . Page 5

         Notes to Consolidated Financial Statements. .  . .  . .
 . .
       Page 6

Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations .  . .  . .  . .  . .
 . .
  Page 8


                                   PART II


Item 1.        Legal Proceedings .  . .  . .  . .  . .  . .  . ..
 . .  . .
Page 14

Item 2.        Changes in Securities. .  . .  . .  . .  . .  . ..
 . .  . .
  Page 14

Item 3.        Defaults upon Senior Securities. .  . .  . .  . ..
 . .  . .
  Page 14

Item 4.        Submission of Matters to a Vote of Stockholders ..
 . .  . .  .
 .
  Page 14

Item 5.        Other Information .  . .  . .  . .  . .  . .  . ..
 . .  . .
Page 14

Item 6.        Exhibits and Reports on Form 8-K .  . .  . .  . ..
 . .  . .
  Page 14

         Signatures  . .  . .  . .  . .  . .  . .  . .  . .  .
 .Page 15
                  WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (UNAUDITED)




              . . . . . . . . . . . . . . . . .March 31, 1999
September 30,
1998



                (In thousands, except per share data)

ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . .              $
23,426    $
22,215
Available-for-sale securities . . . . . . . . .  958,118
764,188
Held-to-maturity securities . . . . . . . . . .  370,238
445,871
Loans receivable. . . . . . . . . . . . . . . .4,155,921
4,143,525
Interest receivable . . . . . . . . . . . . . .   34,771
35,175
Premises and equipment, net . . . . . . . . . .   50,837
48,882
Real estate held for sale . . . . . . . . . . .   19,428
16,193
FHLB stock. . . . . . . . . . . . . . . . . . .  104,993
101,050
Costs in excess of net assets acquired. . . . .   50,611
53,639
Other assets. . . . . . . . . . . . . . . . . .
5,253
 6,273



              . . . . . . . . . . . . . . . . .$5,773,596
$5,637,011
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Customer accounts
    Savings and demand accounts . . . . . . . .
$3,228,357
$3,071,175
    Repurchase agreements with customers. . . .
105,162
85,027



            . . . . . . . . . . . . . . . . . .3,333,519
3,156,202

FHLB advances . . . . . . . . . . . . . . . . .  955,500
1,356,500
Other borrowings, primarily securities sold under agreements to repurchase

 . . . . . . . . . . . . . . . . . . . . . . . .579,086
221,819
Advance payments by borrowers for taxes and insurance. .
20,890
25,332
Federal and state income taxes. . . . . . . . .   63,376
63,969
Accrued expenses and other liabilities. . . . .
47,041
46,017



            . . . . . . . . . . . . . . . . . .4,999,412
4,869,839
Stockholders' equity
Common stock, $1.00 par value, 100,000,000 shares authorized;
   62,090,321 and 56,423,961 shares issued; 55,898,729 and
   51,446,129 shares outstanding. . . . . . . .   62,090
56,424
Paid-in capital . . . . . . . . . . . . . . . .  783,727
714,700
Valuation adjustment for available-for-sale securities, net of taxes
25,000
 . . . . . . . . . . . . . . . . . . . . . . . .35,000
Treasury stock, at cost; 6,191,592 and 4,977,832 shares.     (
107,991)    (
92,221)
Retained earnings . . . . . . . . . . . . . . .
11,358
53,269



            . . . . . . . . . . . . . . . . . .   774,184
767,172



            . . . . . . . . . . . . . . . . . .$5,773,596
$5,637,011

CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share. . . . . . . . .$     13.85   $
13.56
Stockholders' equity to total assets. . . . . .      13.41%
13.61%
Loans serviced for others . . . . . . . . . . .              $
56,595     $
73,606
Weighted average rates at period end
   Loans and mortgage-backed securities . . . .       7.67%
 7.98%
   Investment securities* . . . . . . . . . . .       8.15
 7.76
   Combined rate on loans, mortgage-backed securities and
investment
securities
 . . . . . . . . . . . . . . . . . . . . . . . .      7.69
 7.96
   Customer accounts. . . . . . . . . . . . . .       4.80
 5.09
   Borrowings . . . . . . . . . . . . . . . . .       5.20
 5.50
      Combined cost of customer accounts and borrowings . . . . .
 . .
4.93 5.23
   Interest rate spread . . . . . . . . . . . .       2.76
 2.73
*Includes municipal bonds at tax equivalent yields      WASHINGTON
 FEDERAL, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
  (UNAUDITED)




    Quarter Ended March 31,            Six Months Ended March 31,


   1999
 . . . . . . . .     1998              1999        1998


      (In
 thousands, except per share data)
INTEREST INCOME
Loans. . . . . . . . . . . . $ 87,322 $ 91,659    $177,274
$183,800
Mortgage-backed securities .   21,016   16,739      39,882
34,078
Investment securities. . . .    4,923    6,533      10,498
13,285


 113,261
 . . . . . . . . . . 114,931  227,654  231,163

INTEREST EXPENSE
Customer accounts. . . . . .   39,744   38,198      80,488
77,398
FHLB advances and other borrowings . .  20,690      24,742
41,786
50,818


   60,434
 . . . . . . . . . .  62,940  122,274              128,216

Net interest income. . . . .   52,827   51,991     105,380
102,947
Provision for loan losses. .               204         172
383
331
Net interest income after provision for loan losses
52,623
51,819   104,997
 . . . . . . . . . . 102,616

OTHER INCOME
Gain on sale of securities .    1,344    1,591       1,344
2,336
Other. . . . . . . . . . . .    2,141    1,383       5,568
2,531


        3,485
 . . . . . . . . . . . 2,974    6,912    4,867

OTHER EXPENSE
Compensation and fringe benefits . . .   6,844       6,237
13,479
12,054
Federal insurance premiums .      466      446         900
892
Occupancy expense. . . . . .    1,024    1,045       2,008
2,095
Other. . . . . . . . . . . .    3,727    3,809       7,144
7,296


       12,061
 . . . . . . . . . . .11,537   23,531   22,337
Gains on real estate owned, net. . . .                  46
95
 94       196
Income before income taxes .   44,093   43,351      88,472
85,342
Income taxes . . . . . . . .   15,566   15,389      31,627
30,296
NET INCOME . . . . . . . . . $ 28,527 $ 27,962    $ 56,845  $
55,046

PER SHARE DATA
Basic earnings per share . .         $     .51   $     .48
     $
1.01 $      .95
Diluted earnings per share .         $     .51   $     .48
     $
1.01 $      .94
Cash dividends . . . . . . .         $     .22   $     .20
     $
 .44 $      .40
Weighted average number of shares outstanding,
  including dilutive stock options . .          56,388,998

58,279,492 56,463,675    58,266,133
Return on average assets . .      2.00%    1.99%       2.01%
1.95%

                     WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                                            Six
Months Ended
March 31,
                                                             1999

           1998



                                                             (In
thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income . . . . . . . . . . . . . . . . . .             $
56,845
         $ 55,046
Adjustments to reconcile net income to net cash provided by
operating
activities
  Amortization of fees, discounts and premiums, net.       (
14,373)
         ( 12,211)
  Amortization of costs in excess of net assets acquired

            3,028
 . . . . . . . . . . . . . . . . . . . . 3,010
  Depreciation . . . . . . . . . . . . . . . .
1,140
            1,170
  Gains on investment securities and real estate held for sale

         (  1,438)
 . . . . . . . . . . . . . . . . . . .(  2,531)
  Decrease (increase) in accrued interest receivable
404
             (330)
  Increase in income taxes payable . . . . . .
2,522
            7,105
  FHLB stock dividends . . . . . . . . . . . .             (
3,943)
         (  3,712)
  Decrease (increase) in other assets. . . . .
3,905
              (23)
  Increase (decrease) in accrued expenses and other liabilities

              924
 . . . . . . . . . . . . . . .      (      414)
Net cash provided by operating activities. . .
49,014
           47,110

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property . . . . . . . . .
(491,348)
         (328,344)
  Construction loans . . . . . . . . . . . . .
(180,753)
         (213,394)
  Land loans . . . . . . . . . . . . . . . . .             (
46,783)
         ( 34,223)
  Loans refinanced . . . . . . . . . . . . . .
(118,546)
         ( 79,411)



                                           .(837,430)
(655,372)
Savings account loans originated . . . . . . .             (
1,958)
         (  2,808)
Loan principal repayments. . . . . . . . . . .
849,517
          706,766
Decrease in undisbursed loans in process . . .             (
20,509)
          ( 5,097)
Loans purchased. . . . . . . . . . . . . . . .            (
256)
        (     868)
Purchase of available-for-sale securities. . .
(413,749)
          (65,980)
Principal payments and maturities of available-for-sale
securities
 . . . . . . . . . . . . . . . . . . . 195,924
47,599
Sales of available-for-sale securities . . . .
11,344
           32,335
Principal payments and maturities of held-to-maturity securities


 . . . . . . . . . . . . . . . . . . . .76,524
47,904
Proceeds from sale of real estate held for sale  . .
6,476
            7,080
Premises and equipment purchased, net  . . . .
(3,095)
           (1,800)
Net cash provided (used) by investing activities . .
(137,212)
           109,759

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts. . . . . . .
177,317
           46,421
Decrease in short-term borrowings. . . . . . .             (
43,733)
         (173,054)
Repayments of long-term borrowings . . . . . .
---
           (2,500)
Proceeds from exercise of common stock options
328
              336
Proceeds from employee stock ownership plan. .   669
1,637
Treasury stock purchased . . . . . . . . . . .
(16,271)
              ---
Dividends. . . . . . . . . . . . . . . . . . .             (
24,459)
        (  22,950)
Decrease in advance payments by borrowers for taxes and insurance

 . . . . . . . . . . . . . . . . . . .(  4,442)           (
4,612)
Net cash provided (used) by financing activities . .
89,409
         (154,722)

Increase in cash . . . . . . . . . . . . . . . 1,211
2,147
Cash at beginning of period. . . . . . . . . .
22,215
           23,444
Cash at end of period. . . . . . . . . . . . .            $
23,426
        $  25,591

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities
  Real estate acquired through foreclosure . .            $
9,617
        $   5,459
Cash paid during the period for
  Interest . . . . . . . . . . . . . . . . . .
123,728
          130,569
  Income taxes . . . . . . . . . . . . . . . .
28,871
           27,000
NOTE A - Basis of Presentation

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

NOTE B - Cash Dividend Paid

Dividends per share increased to 22 cents for the quarter ended
March 31, 1999
 compared with 20 cents for the same period one year ago.  On
April 30, 1999
the
 Company paid its 65th consecutive quarterly cash dividend.

NOTE C - Stock Dividend

On January 27, 1999, the Board of Directors of the Company declared an eleven-for-ten stock split in the form of a 10% stock dividend to stockholders of record on
February
 12, 1999 which was distributed on February 26, 1999. All previously reported per share amounts have been adjusted accordingly.

NOTE D - Comprehensive Income


On October 1, 1998, the Company adopted the provisions of
Statement of
Financial
 Accounting Standards (SFAS) No. 130, "Reporting Comprehensive
Income". The
standard
 requires that comprehensive income and its components be
disclosed in the
financial
 statements. The Company's comprehensive income includes all items which
comprise net
 income plus the unrealized holding gains on available-for-sale securities. In
 accordance with the provisions of SFAS No. 130, the Company's total
comprehensive
 income for the quarters ended March 31, 1999 and March 31, 1998 totaled
$23,527,000
 and $27,962,000, respectively. The total comprehensive income for the six months ended March 31, 1999 and March 31, 1998 totaled $46,845,000 and
$58,046,000,
 respectively. The difference between the Company's net income and total comprehensive income equals the change in the net unrealized gain on securities available-for-sale during the applicable periods.














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

                            (Numerator) (Denominator)
     Amount

Basic EPS
  Income available to common
  stockholders              $56,845,000    55,993,508
     $1.01


Diluted EPS
  Income available to common stockholders
  plus assumed conversions  $56,845,000    56,463,675
      $1.01

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

Most existing computer programs use only two digits to identify the year in a date field, making the assumption that the year's first two digits will always be
19.
 These programs were developed without consideration of the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results on or after January 1, 2000. For example, if an interest calculation were made for the month of January 2000, but the system assumed the year was 1900, the results could be materially erroneous.

A few years ago, the Company began to assess the Year 2000 issue, including upgrades to its software and hardware. The Company's assessment segregated computer applications into three categories: mission critical systems, secondary systems and embedded systems. The mission critical systems were identified as those systems necessary to deliver our products to our customer base. Based on this assessment, the
 Company implemented a plan to renovate and implement its computer applications by
 December 31, 1998. As of December 31, 1998, 100% of the renovation and implementation of mission critical systems had been completed. These mission critical applications, which were all written internally, have been renovated and tested by the
Company's
 information systems department.

A full scale Year 2000 integration test, where computer clocks were advanced to simulate year-end 1999 processing, January 2000 processing and leap year processing, occurred in March 1999. The test , which was accomplished over a weekend, involved representatives of each principal business unit of the Company.
All facets of
our
 mission critical systems were exercised and the results of all testing matched the predetermined output.



The Company's secondary systems are primarily personal computer-based software programs which provide financial data for internal use. Examples of these secondary systems include payroll, fixed assets and accounts payable. Most of these systems were written by third-party servicers and the Company relies on their written representations that their software is Year 2000 compliant.

The Company's embedded systems include items as diverse as the computer chips in the heating, ventilation and air conditioning systems to office building elevators. The
 Company has identified those systems and relies on written representations of the third-party servicers.

Every two months, the Company reports to its Board of Directors the progress made in addressing the Year 2000 issue, including time lines and percentage of completion.
 Management met its target of December 31, 1998 to have its systems renovated and implemented and validation testing of all mission critical systems was successfully completed in March 1999. Management recently reported the results of an
Office of
 Thrift Supervision examination of the Company's Year 2000 preparedness and compliance issues to the Board of Directors, who found the report to be satisfactory.

Through March 31, 1999, the Company has not incurred any material incremental costs to become Year 2000 compliant. The Company's mission critical systems have been renovated and tested by the already existing information systems staff. Less than $1 million has been spent on the Year 2000 project to date. The Company estimates the total amount of time and money expended to become Year 2000 compliant will have no material impact on the Company's results of operations or financial condition.

Based on its current assessments and renovation plans, which are based in part on certain representations of third-party servicers, the Company does not expect that it will experience a significant disruption of its operations as a result of the change to the new millennium. Although the Company has no reason to conclude that a failure will occur, the most reasonably likely worst-case Year 2000 scenario would entail a disruption or failure of the Company's power supply or voice and data transmission suppliers, a computer system, a third-party servicer, or a facility. If such a failure were to occur, the Company would implement its contingency plans. The
 Company continues enhancing its existing contingency plans to service customers in case events beyond its control impact computer systems. While it is impossible to quantify the impact of such a scenario, the most reasonably likely worst-case scenario would entail a diminishment of service levels, some customer inconvenience, and additional costs from the contingency plan implementation, which are not currently estimable. While the Company has contingency plans to address a temporary disruption in these services, there can be no assurance that any disruption or failure will be only temporary, that the Company's contingency plans will function as anticipated, or that the results of operations of the Company will not be adversely affected in the event of a prolonged disruption or failure.






INTEREST RATE RISK

The Company accepts a high level of interest rate volatility as a result of its policy to originate fixed-rate single family home loans which are longer term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At March 31, 1999 the Company had a negative one year maturity gap of approximately 44% of total assets.

The interest rate spread increased to 2.76% at March 31, 1999 from 2.73%at
September
 30, 1998. The increase was, in large part, due to the continued repricing of maturing customer deposits and borrowed money at lower interest rates. During this phase of the interest rate cycle the Company chose to control its asset growth, strengthen its capital position and deleverage the balance sheet by reducing its borrowed money. FHLB advances and other borrowed money decreased to an equivalent of
 26.6% of total assets at March 31, 1999, compared to 28.0% of total assets at
 September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth  at March 31, 1999 was $774,184,000 or
13.4% of total
assets.
 This is an increase of $7,012,000 from September 30, 1998 when net worth was
 $767,172,000 or 13.6% of total assets. The increase in the
Company's net
worth
 includes $56,845,000 generated from net income. Net worth was reduced by the
 $24,459,000 of cash dividends paid, $10,000,000 of reduction in the valuation
 reserves for available-for-sale securities and stock repurchases of
$16,271,000
 during the six months ended March 31, 1999. For the six month period ended
March 31,
 1999, 744,700 shares of common stock were repurchased at an average price of
$21.85
 under the September 1998 common stock repurchase program.
Subsequent to March
31,
 1999, the Board of Directors authorized an additional 2,700,000 shares available for repurchase. This leaves a total of 3.3 million shares available for repurchase under all authorizations.

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

The Company's cash and investment securities amounted to
$187,111,000, a
$69,117,000
 decrease from six months ago. The decrease results primarily from the maturity of
 $68,500,000 of investment securities which were not replaced as the Company continued
 its emphasis on production of higher yielding loans.

The minimum liquidity levels of the Association are governed by the regulations of the
 OTS. Liquidity is defined as the ratio of average cash and eligible unpledged investment securities and mortgage-backed securities to the sum of average withdrawable savings plus short-term (one year) borrowings.
Currently, the
 Association is required to maintain total liquidity at four percent. At
March 31,
 1999, total liquidity was 15.90%.


CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities. The Company purchased
$413,749,000
of mortgage-backed securities during the six month period, all of which were categorized as available-for-sale. As of March 31, 1999, the Company had unrealized gains on available-for-sale securities of $25,000,000, net of tax, which were recorded as part of stockholders' equity.

Loans receivable. Loans receivable increased slightly during the six-month period to
 $4,155,921,000 at March 31, 1999 from $4,143,525,000 at
September 30, 1998.
The net
 loans receivable balance remained relatively flat despite a 28% increase in loan originations to $837,430,000 for the six-months ended March 31, 1999 compared with the $655,372,000 for the same period one year ago.

The Company measures loans that will not be repaid in accordance with their contractual terms using a discounted cash flow methodology or the fair value of the collateral for certain loans. Smaller balance loans are excluded with limited exceptions. At March 31, 1999, the Company's recorded investment in impaired loans was $6.9 million which had allocated reserves of $2.9 million. Loans of $2.6 million did not require reserves. The average balance of impaired loans during the quarter was $16.3 million and interest income (cash received) from impaired loans was
 $99,000. For the six months ended March 31, 1999 the average amount of impaired loans was $13.6 million and interest income (cash received) from impaired loans was
 $195,000.

Real estate held for sale. Real estate held for sale increased
$3,235,000
(20%) to
 $19,428,000 at March 31, 1999 from $16,193,000 at September 30,
1998. This
increase
 relates primarily to one large builder with loans totalling $4.9 million.
Despite the
 increase in real estate held for sale, non-performing assets as a percentage of total assets dropped from .44% at September 30, 1998 to .42% at March
31, 1999.

Costs in excess of net assets acquired. The Company periodically monitors costs in excess of net assets acquired for potential impairment of which there was none at
 March 31, 1999. The Company will continue to evaluate these assets and, if appropriate, provide for any diminuition in value of these assets.

Customer accounts. Customer accounts increased $177,317,000, or
6% to
$3,333,519,000
 at March 31, 1999 compared with $3,156,202,000 at September 30,
1998.



FHLB advances and other borrowings. Total borrowings decreased to $1,534,586,000. See
 Interest Rate Risk above.







RESULTS OF OPERATIONS

Net interest income increased $836,000 (2%) to $52,827,000 for the March 1999
quarter
 from $51,991,000 a year ago, while net interest income increased
$2,433,000
(2%) to
 $105,380,000 for the six months ended March 31, 1999 from the
$102,947,000
for the
 same period of 1998. The net interest spread was 2.76% at March
31, 1999
compared to
 2.69% at December 31, 1998 and 2.79% at March 31, 1998. This
increase
resulted
 largely from the increase in amortization of deferred fees and discounts due to the high prepayments in the loan and mortgage-backed securities portfolio.

Interest income on loans decreased $4,337,000 (5%) to $87,322,000 for the
quarter
 ended March 31,  1999 from $91,659,000 for the same period one year ago.  For
the six
 months ended March 31, 1999 interest on loans decreased
$6,526,000 (4%) to
 $177,274,000 from $183,800,000 for the same period one year ago.
The average
balance
 of loans decreased to $4,139,356,000 (1%) for the six months ending March 31,
1999
 from $4,189,138,000 for the six months ending March 31, 1998. Average interest rates on loans decreased to 7.83% at March 31, 1999 from 8.20% one year ago.

Interest income on mortgage-backed securities increased
$4,277,000 (26%) to
 $21,016,000 for the quarter ended March 31, 1999 versus the
$16,739,000 for
the
 quarter one year ago.  Interest on mortgage-backed securities increased
$5,804,000
 (17%) to $39,882,000 for the six months ended March 31, 1999 compared with the
 $34,078,000 for the same period one year ago. The average balance of mortgage-backed securities increased to $1,087,138,000 (19%) for the six months ended March
31, 1999
 from $916,441,000 for the six months ended March 31, 1998 as the Company purchased
 $413,749,000 in mortgage-backed securities to supplement current loan production.
 Discount amortization increased 50% to $2,824,000 for the six months ended
March 31,
 1999 from $1,879,000 for the same period one year ago. The weighted average yield of 7.07% at March 31, 1999 was down from the 7.62% at March 31, 1998.

Interest on investments decreased $1,610,000 (25%) to $4,923,000 for the quarter ended
 March 31, 1999 versus the $6,533,000 for the quarter one year ago. Interest on investments decreased $2,787,000 (21%) to $10,498,000 for the six months ended March
 31, 1999 compared with the $13,285,000 for the same period one year ago. The average balance of investments decreased to $301,927,000 (22%) for the six months ended March
 31, 1999 from $387,146,000 for the six months ended March 31, 1998. The weighted
 average yield was 8.15% at March 31, 1999 compared to 7.64% at March 31,
1998.

Interest expense on customer accounts increased $1,546,000 (4%)
to $39,744,000
for the
 March 1999 quarter from $38,198,000 for the March 1998 quarter. Interest expense on customer accounts increased $3,090,000 (4%) to $80,488,000 for the six months ended
 March 31, 1999 versus $77,398,000 for the same period one year ago. The increase related to the increase in average customer accounts from $3,002,159,000 to
 $3,242,397,000 (8%) for the six months ended March 31, 1999 and 1998, respectively.
 The average cost of customer accounts decreased to 4.80% at quarter end compared to the 5.14% one year ago.



RESULTS OF OPERATIONS(continued)

Interest on FHLB advances and other borrowings decreased
$4,052,000 (16%) to
 $20,690,000 for the March 1999 quarter compared with the
$24,742,000 for the
March
 1998 quarter.  The six-month figures decreased $9,032,000 (18%)
to
$41,786,000
 compared with the $50,818,000 for the same period one year ago.
The decrease
was due
 to a reduction in the average total borrowings from
$1,811,874,000 to
$1,555,179,000
 (14%) for the six month periods ended March 31, 1999 and 1998, respectively.
The
 average rates paid at March 31, 1999 decreased to 5.20% versus
5.53% at March
31,
 1998.

Other income increased $511,000 (17%) to $3,485,000 for the March
1999 quarter
 compared with the $2,974,000 for the March 1998 quarter. Other income increased
 $2,045,000 (42%) to $6,912,000 for the six months ended March
31, 1999 versus
 $4,867,000 for the same period one year ago. Gains on the sale of available-for-sale securities totalled $1,344,000 and for both the quarter and six months ended
March
 31, 1999. Gains on the sale of available-for-sale securities totalled
$1,591,000 and
 $2,336,000 for the quarter and six month period ended March 31, 1998, respectively.
 The increase in other income included several non-recurring real estate transactions, the largest of which provided the Company $1 million of pre-tax income during the
 December 1998 quarter.

Other expense increased $529,000 (4%) and $1,366,000 (6%),
respectively, for
the
 quarter and six months ended March 31, 1999 after adjusting for a $5,000 and
$172,000
 increase in deferred loan origination costs associated with higher loan volume. Other expense for the quarter and six months ended March 31, 1999 equalled .84% and
 .82%,
 respectively, of average assets compared to .82% and .79%, respectively, for the same periods one year ago. The number of staff, including part-time employees on a full-time equivalent basis, were 686 at March 31, 1999 and 656 at March 31, 1998.

Income taxes increased $177,000 (1%) and $1,331,000 (4%) for the quarter and six months ended March 31, 1999, respectively, when compared to the same periods one year ago due to higher taxable income. The effective tax rate was 35.7% for the six-month period ended March 31, 1999 and 35.5% for the same period ended
March 31,
1998.

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

Not applicable

Item 3.                                Defaults Upon Senior
Securities

Not applicable

Item 4.                                Submission of Matters to a
Vote of
Stockholders

The Annual Meeting of Stockholders of Washington Federal, Inc.
was held on
January 27,
 1999.  Three nominees for election as Directors, Anna C.
Johnson, Richard C.
Reed and
 Charles R. Richmond were elected for three-year terms.  The votes cast for
Anna C.
 Johnson were 45,344,275 shares.  The votes cast for Richard C.
Reed were
45,379,994
 shares . The votes cast for Charles R. Richmond were 45,427,506 shares.

The stockholders ratified the appointment of Deloitte & Touche
LLP as
Washington
 Federal, Inc.'s independent public accountants for fiscal 1999 with
45,681,607 votes
 cast for the proposal.

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



  /s/ Guy C. Pinkerton

May 14, 1999                         GUY C. PINKERTON
  Chairman and
  Chief Executive Officer





  /s/ Ronald L. Saper

May 14, 1999                         RONALD L. SAPER
  Executive Vice-President and
  Chief Financial Officer






  /s/ Joseph R. Runte

May 14, 1999                         JOSEPH R. RUNTE
  Vice-President and
  Controller