Form 10-Q
period 1999-06-30
WASHINGTON FEDERAL INC
filed 1999-08-13
CIK 936528

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES
 EXCHANGE ACT OF 1934

  For the quarterly period ended. .. . .. . .. . .          June
 30, 1999


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES
 EXCHANGE ACT OF 1934

  For the transition period from
 to


  For Quarter Ended         June 30, 1999             Commission
 file number
 0 25454

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

          Title of class:
 JULY 31, 1999


      Common stock, $1.00 par value
 54,658,723
 shares

                  WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                    PART I


Item 1.  Financial Statements

         The Consolidated Financial Statements of Washington
 Federal, Inc. and
 Subsidiaries
         filed as a part of the report are as follows:

         Consolidated Statements of Financial Condition

         as of June 30, 1999 and September 30, 1998. .  . .  . .
 . .
  Page 3

         Consolidated Statements of Operations for the three
         and nine months ended June 30, 1999 and 1998.  . .  . .
 . .
  Page 4

         Consolidated Statements of Cash Flows for the nine months ended June 30, 1999 and 1998 . . . . . .
 . .  . . Page 5

         Notes to Consolidated Financial Statements. .  . .  . .
 . .
       Page 6

Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations .  . .  . .  . .  . .
 . .
  Page 8


                                   PART II


Item 1.        Legal Proceedings .  . .  . .  . .  . .  . .  . ..
 . .  . . Page 15

Item 2.        Changes in Securities. .  . .  . .  . .  . .  . ..
 . .  . .
  Page 15

Item 3.        Defaults upon Senior Securities. .  . .  . .  . ..
 . .  . .
  Page 15

Item 4.        Submission of Matters to a Vote of Stockholders ..
 . .  . .  . .
  Page 15

Item 5.        Other Information .  . .  . .  . .  . .  . .  . ..
 . .  . . Page 15

Item 6.        Exhibits and Reports on Form 8-K .  . .  . .  . ..
 . .  . .
  Page 15

         Signatures  . .  . .  . .  . .  . .  . .  . .  . .  .
 .Page 16

                  WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (UNAUDITED)



              . . . . . . . . . . . . . . . . . June 30, 1999
 September 30, 1998


                (In thousands, except per share data)

ASSETS

Cash. . . . . . . . . . . . . . . . . . . . . .              $
 27,381    $    22,215
Available-for-sale securities . . . . . . . . .  869,945
 764,188
Held-to-maturity securities . . . . . . . . . .  342,993
 445,871
Loans receivable. . . . . . . . . . . . . . . .4,235,661
 4,143,525
Interest receivable . . . . . . . . . . . . . .   32,949
 35,175
Premises and equipment, net . . . . . . . . . .   50,110
 48,882
Real estate held for sale . . . . . . . . . . .   18,983
 16,193
FHLB stock. . . . . . . . . . . . . . . . . . .  106,891
 101,050
Costs in excess of net assets acquired. . . . .   49,097
 53,639
Other assets. . . . . . . . . . . . . . . . . .
 5,262          6,273


              . . . . . . . . . . . . . . . . .$5,739,272
 $5,637,011
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Customer accounts
    Savings and demand accounts . . . . . . . .
 $3,267,302     $3,071,175
    Repurchase agreements with customers. . . .
 93,143         85,027


            . . . . . . . . . . . . . . . . . .3,360,445
 3,156,202


FHLB advances . . . . . . . . . . . . . . . . .  955,000

1,356,500
Other borrowings, primarily securities sold under agreements to repurchase
 . . . . . . . . . . . . . . . . . . . . . . . .560,584
 221,819
Advance payments by borrowers for taxes and insurance. .
 14,458         25,332
Federal and state income taxes. . . . . . . . .   55,329
 63,969
Accrued expenses and other liabilities. . . . .
 44,711         46,017


            . . . . . . . . . . . . . . . . . .4,990,527     ]
 4,869,839
Stockholders' equity
Common stock, $1.00 par value, 100,000,000 shares authorized;
   62,141,265 and 56,423,961 shares issued; 54,635,673 and
   51,446,129 shares outstanding. . . . . . . .   62,141
 56,424
Paid-in capital . . . . . . . . . . . . . . . .  784,320
 714,700
Valuation adjustment for available-for-sale securities, net of
 taxes            10,000
 . . . . . . . . . . . . . . . . . . . . . . . .35,000
Treasury stock, at cost; 7,505,592 and 4,977,832 shares.     (
 135,528)    (   92,221)
Retained earnings . . . . . . . . . . . . . . .
 27,812         53,269


            . . . . . . . . . . . . . . . . . .   748,745
 767,172


            . . . . . . . . . . . . . . . . . .$5,739,272
 $5,637,011

CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share. . . . . . . . .$     13.70   $
 13.56
Stockholders' equity to total assets. . . . . .      13.05%
 13.61%
Loans serviced for others . . . . . . . . . . .              $
 51,430     $   73,606
Weighted average rates at period end
   Loans and mortgage-backed securities . . . .       7.65%
  7.98%
   Investment securities* . . . . . . . . . . .       8.04
  7.76
   Combined rate on loans, mortgage-backed securities and
 investment securities
 . . . . . . . . . . . . . . . . . . . . . . . .      7.67
  7.96
   Customer accounts. . . . . . . . . . . . . .       4.70
  5.09
   Borrowings . . . . . . . . . . . . . . . . .       5.30
  5.50
      Combined cost of customer accounts and borrowings . . . . .
 . .         4.89 5.23
   Interest rate spread . . . . . . . . . . . .       2.78
  2.73
*Includes municipal bonds at tax equivalent yields
 WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)




    Quarter Ended  June 30,           Nine Months Ended  June 30,

                  1999
 . . . . . . . .     1998              1999        1998

                    (In
 thousands, except per share data)
INTEREST INCOME
Loans. . . . . . . . . . . . $ 87,458 $ 90,767    $264,732
 $274,567
Mortgage-backed securities .   20,348   17,657      60,230
 51,735
Investment securities. . . .    4,471    6,500      14,969
 19,785

               112,277
 . . . . . . . . . . 114,924  339,931  346,087

INTEREST EXPENSE
Customer accounts. . . . . .   39,544   38,694     120,032
 116,092
FHLB advances and other borrowings . .  19,842      23,184
 61,628         74,002

                 59,386
 . . . . . . . . . .  61,878  181,660              190,094

Net interest income. . . . .   52,891   53,046     158,271
 155,993
Provision for loan losses. .               301         224
 684            555
Net interest income after provision for loan losses
 52,590         52,822   157,587
 . . . . . . . . . . 155,438

OTHER INCOME
Gain on sale of securities .    1,403    1,633       2,747
 3,969
Other. . . . . . . . . . . .    1,626    1,406       7,194
 3,937

                      3,029
 . . . . . . . . . . . 3,039    9,941    7,906

OTHER EXPENSE
Compensation and fringe benefits . . .   6,659       6,427
 20,138         18,481
Federal insurance premiums .      461      450       1,361
 1,342
Occupancy expense. . . . . .      967      977       2,975
 3,072
Other. . . . . . . . . . . .    3,421    3,712      10,565
 11,008

                     11,508
 . . . . . . . . . . .11,566   35,039   33,903

Gains on real estate owned, net. . . .                  10
 40            104       236
Income before income taxes .   44,121   44,335     132,593
 129,677
Income taxes . . . . . . . .   15,373   15,883      47,000
 46,179
NET INCOME . . . . . . . . . $ 28,748 $ 28,452    $ 85,593  $
 83,498

PER SHARE DATA
Basic earnings per share . .         $     .53   $     .49
      $      1.54 $     1.45
Diluted earnings per share .         $     .52   $     .49
      $      1.53 $     1.44
Cash dividends . . . . . . .         $     .23   $     .21
      $       .67 $      .61
Weighted average number of shares outstanding,
  including dilutive stock options . .          55,219,596
       58,318,867 56,053,157    58,253,922
Return on average assets . .      2.01%    2.05%       2.01%
 1.99%

                     WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                                           Nine
 Months Ended  June 30,
                                                             1999
                         1998


                                                             (In
 thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income . . . . . . . . . . . . . . . . . .             $
 85,593                      $ 83,498
Adjustments to reconcile net income to net cash provided by
 operating activities
  Amortization of fees, discounts and premiums, net.       (
 20,315)                     ( 20,690)
  Amortization of costs in excess of net assets acquired
                          4,542
 . . . . . . . . . . . . . . . . . . . . 4,524
  Depreciation . . . . . . . . . . . . . . . .
 1,710                         1,755
  Gains on investment securities and real estate held for sale
                       (  2,851)
 . . . . . . . . . . . . . . . . . . .(  4,205)
  Decrease in accrued interest receivable. . .
 2,226                         1,365
  Increase in income taxes payable . . . . . .
 2,475                         9,161
  FHLB stock dividends . . . . . . . . . . . .             (
 5,841)                     (  5,592)
  Decrease in other assets . . . . . . . . . .
 3,896                           100
  Increase (decrease) in accrued expenses and other liabilities
                         (1,406)
 . . . . . . . . . . . . . . .           3,941
Net cash provided by operating activities. . .
 70,029                        73,857

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property . . . . . . . . .
 (768,425)                     (540,645)
  Construction loans . . . . . . . . . . . . .
 (303,742)                     (358,920)
  Land loans . . . . . . . . . . . . . . . . .             (
 73,792)                     ( 77,199)
  Loans refinanced . . . . . . . . . . . . . .
 (148,717)                     (119,404)


                                          (1,294,676)
 (1,096,168)
Savings account loans originated . . . . . . .             (
 3,183)                     (  3,880)
Loan principal repayments. . . . . . . . . . .
 1,194,042                     1,111,384
Increase in undisbursed loans in process . . . 15,410
 40,651
Loans purchased. . . . . . . . . . . . . . . .            (
 452)                    (   1,445)
Purchase of available-for-sale securities. . .
 (423,749)                     (102,865)
Principal payments and maturities of available-for-sale
 securities
 . . . . . . . . . . . . . . . . . . . 262,033
 110,625
Sales of available-for-sale securities . . . .
 22,726                        43,969
Principal payments and maturities of held-to-maturity securities

 . . . . . . . . . . . . . . . . . . . 104,128
 87,046
Proceeds from sale of real estate held for sale  . .
 10,082                         8,191
Premises and equipment purchased, net  . . . .
 (2,938)                       (2,484)
Net cash provided (used) by investing activities . .
 (116,577)                       195,024

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts. . . . . . .
 204,243                       105,123
Decrease in short-term borrowings. . . . . . .             (
 62,735)                     (723,258)
Proceeds from long-term borrowings . . . . . .  ---
 400,000
Repayments of long-term borrowings . . . . . .
 ---                        (2,500)
Proceeds from exercise of common stock options
 972                           940
Proceeds from employee stock ownership plan. .   669
 1,637
Treasury stock purchased . . . . . . . . . . .
 (43,808)                         ---
Dividends. . . . . . . . . . . . . . . . . . .             (
 36,753)                    (  35,013)
Decrease in advance payments by borrowers for taxes and insurance

 . . . . . . . . . . . . . . . . . . .( 10,874)           (
 11,316)
Net cash provided (used) by financing activities . .
 51,714                      (264,387)

Increase in cash . . . . . . . . . . . . . . . 5,166
 4,494
Cash at beginning of period. . . . . . . . . .
 22,215                        23,444
Cash at end of period. . . . . . . . . . . . .            $
 27,381                     $  27,938

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities
  Real estate acquired through foreclosure . .            $
 12,768                     $   7,708
Cash paid during the period for
  Interest . . . . . . . . . . . . . . . . . .
 184,364                       188,139
  Income taxes . . . . . . . . . . . . . . . .
 44,022                        41,000

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

NOTE B - Cash Dividend Paid

Dividends per share increased to 23 cents for the quarter ended
 June 30, 1999 compared
 with 21 cents for the same period one year ago. On July 30, 1999 the Company paid its 66th consecutive quarterly cash dividend.

NOTE C - Stock Dividend

On January 27, 1999, the Board of Directors of the Company declared an eleven-for-ten stock split in the form of a 10% stock dividend to stockholders of record on February
 12, 1999 which was distributed on February 26, 1999. All previously reported per share amounts have been adjusted accordingly.

NOTE D - Comprehensive Income

On October 1, 1998, the Company adopted the provisions of Statement of Financial
 Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The standard requires that comprehensive income and its components be disclosed in the financial statements. The Company's comprehensive income includes all items which comprise net income plus the unrealized holding gains on available-for-sale securities. In accordance with the provisions of SFAS No. 130, the Company's total comprehensive income for the quarters ended June 30, 1999 and June 30, 1998 totaled $13,748,000 and
 $28,452,000, respectively. The total comprehensive income for the nine months ended
 June 30, 1999 and June 30, 1998 totaled $60,593,000 and
 $86,498,000, respectively.
 The difference between the Company's net income and total comprehensive income equals the change in the net unrealized gain on securities available-for-sale during the applicable periods.













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

                            (Numerator) (Denominator)
      Amount
Basic EPS
  Income available to common

  stockholders              $85,593,000    55,592,156
      $1.54

Diluted EPS

  Income available to common stockholders
  plus assumed conversions  $85,593,000    56,053,157
       $1.53
GENERAL

Washington Federal, Inc. (the Company) is a savings and loan holding company. The
 Company's  primary operating subsidiary is Washington Federal
 Savings (the
 Association).

THE YEAR 2000 ISSUE

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

A full scale Year 2000 integration test, where computer clocks were advanced to simulate year-end 1999 processing, January 2000 processing and leap year processing, occurred in March 1999. The test, which was accomplished over a weekend, involved representatives of each principal business unit of the Company.
All facets of our
 mission critical systems were exercised and the results of all testing matched the predetermined output.




The Company's secondary systems are primarily personal computer-based software programs which provide financial data for internal use. Examples of these secondary systems include payroll, fixed assets and accounts payable. Most of these systems were written by third-party servicers and the Company relies on their written representations that their software is Year 2000 compliant.

The Company's embedded systems include items as diverse as the computer chips in the heating, ventilation and air conditioning systems to office building elevators. The
 Company has identified those systems and relies on written representation of the third-party servicers.


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

Through June 30, 1999, the Company has not incurred any material incremental costs to become Year 2000 compliant. The Company's mission critical systems have been renovated and tested by the already existing information systems staff. Less than $1 million has been spent on the Year 2000 project to date. The Company estimates the total amount of time and money expended to become Year 2000 compliant will have no material impact on the Company's results of operations or financial condition.

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










INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans which are longer term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At June 30, 1999 the Company had a negative one year maturity gap of approximately 45% of total assets.

The interest rate spread increased to 2.78% at June 30, 1999 from 2.73%at September
 30, 1998. This increase was, in large part due to the continued repricing of maturing customer deposits and borrowed money at lower interest rates. During this phase of the interest rate cycle the Company chose to control its asset growth, strengthen its capital position and deleverage the balance sheet by reducing its borrowed money.
 FHLB advances and other borrowed money decreased to an equivalent of 26.4% of total assets at June 30, 1999, compared to 28.0% of total assets at September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth at June 30, 1999 was $748,745,000 or 13.1% of total assets.
 This is a decrease of $18,427,000 from September 30, 1998 when net worth was
 $767,172,000 or 13.6% of total assets. The decrease in the Company's net worth included $36,753,000 of cash dividends paid, $25,000,000 of reduction in the valuation reserves for available-for-sale securities and stock repurchases of
 $43,808,000 during the nine months ended June 30, 1999. Net worth was increased by the $85,593,000 of net income for the nine month period ended June 30, 1999. For the nine month period ended June 30, 1999, 2,058,700 shares of common stock were repurchased at an average price of $21.28. This leaves a total of 3.2 million shares currently authorized by the Board of Directors as available for repurchase.

The Company's percentage of net worth to total assets is among the highest in the nation and the Association's regulatory capital ratios are approximately three times the minimum required under Office of Thrift Supervision ("OTS") regulations.
 Management believes this strong net worth position will help protect earnings against interest rate risk and enable it to compete more effectively for controlled growth through acquisitions and increased customer deposits.

The Company's cash and investment securities amounted to $171,100,000, an $85,128,000 decrease from nine months ago. The decrease results primarily from the maturity of
 $85,500,000 of investment securities which were not replaced as the Company continues its emphasis on production of higher yielding loans.










LIQUIDITY AND CAPITAL RESOURCES(continued)

The minimum liquidity levels of the Association are governed by the regulations of the
 OTS. Liquidity is defined as the ratio of average cash and eligible unpledged investment securities and mortgage-backed securities to the sum of average withdrawable savings plus short-term (one year)borrowings.
Currently, the
 Association is required to maintain total liquidity at four percent. At June 30,
 1999, total liquidity was 17.18%.

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities. The Company purchased $423,749,000 of mortgage-backed securities during the nine month period, all of which were categorized as available-for-sale. As of June 30, 1999, the Company had unrealized gains on available-for-sale securities of $10,000,000, net of tax, which were recorded as part of stockholders' equity.

Loans receivable. Loans receivable increased (2)% during the nine month period to
 $4,235,661,000 at June 30, 1999 from $4,143,525,000 at September
30, 1998 despite an
 18% increase in loan origination volume to $1,294,676,000 for the nine months ended
 June 30, 1999 compared with the $1,096,168,000 for the same period one year ago.
 Total repayments and prepayments for the nine months ended June
30, 1999 were
 $1,194,042,000.

The Company measures loans that will not be repaid in accordance with their contractual terms using a discounted cash flow methodology or the fair value of the collateral for certain loans. Smaller balance loans are excluded with limited exceptions. At June 30, 1999, the Company's recorded investment in impaired loans was
 $6.5 million which had allocated reserves of $2.8 million.
Loans of $9.2 million did
 not require reserves. The average balance of impaired loans during the quarter was
 $12.6 million and interest income (cash received) from impaired loans was $79,000.
 For the nine months ended June 30, 1999 the average amount of impaired loans was
 $14.1 million and interest income (cash received) from impaired loans was $265,000.

Costs in excess of net assets acquired. The Company periodically monitors costs in excess of net assets acquired for potential impairment of which there was none at
 June 30, 1999. The Company will continue to evaluate these assets and, if appropriate, provide for any diminuition in value of these assets.









CHANGES IN FINANCIAL CONDITION(continued)

Real estate held for sale. Real estate held for sale increased
$2,790,000 (17%) to
 $18,983,000 at June 30, 1999 from $ 16,193,000 at September 30,
1998. This increase
 relates primarily to one large builder with loans totalling $5.0 million. Despite the increase in real estate held for sale, non-performing assets as a percentage of total assets dropped from .44% at September 30, 1998 to .38% at June
30, 1999.

Customer accounts. Customer accounts increased $204,243,000, or 6% to $3,360,445,000 at June 30, 1999 compared with $3,156,202,000 at September 30,
1998.


FHLB advances and other borrowings. Total borrowings decreased to $1,515,584,000. See
 Interest Rate Risk above.

RESULTS OF OPERATIONS

Net interest income decreased $155,000 (1%) to $52,891,000 for the June 1999 quarter from $53,046,000 a year ago, while net interest income increased $2,278,000 (1%) to
 $158,271,000 for the nine months ended June 30, 1999 from the $155,993,000 for the same period of 1998. The net interest spread was 2.78% at June 30, 1999, compared to
 2.69% at December 31, 1998 and 2.80% at June 30, 1998.

Interest income on loans decreased $3,309,000 (4%) to $87,458,000 for the quarter ended June 30, 1999 from $90,767,000 for the same period one year ago. For the nine months ended June 30, 1999 interest on loans decreased
$9,835,000 (4%) to
 $264,732,000 from $274,567,000 for the same period one year ago. The average balance of loans decreased to $4,154,993,000(1%) for the nine months ended June 30, 1999 from
 $4,175,984,000 for the nine months ended June 30, 1998. Average interest rates on loans decreased to 7.80% at June 30, 1999 from 8.15% one year ago.

Interest income on mortgage-backed securities increased
$2,691,000 (15%) to
 $20,348,000 for the quarter ended June 30, 1999 versus the $17,657,000 for the quarter one year ago. Interest on mortgage-backed securities increased $8,495,000
 (16%) to $60,230,000 for the nine months ended June 30, 1999 compared with the
 $51,735,000 for the same period one year ago. The average balance of mortgage-backed securities increased to $1,098,724,000 (22%) for the nine months ended June 30, 1999 from $902,472,000 for the nine months ended June 30, 1998 as the Company purchased
 $423,749,000 in mortgage-backed securities to supplement current loan production. The weighted average yield of 7.05% at June 30, 1999 was down from the 7.68% at June 30,
 1998.

Interest on investments decreased $2,029,000 (31%) to $4,471,000 for the quarter ended
 June 30, 1999 versus the $6,500,000 for the same quarter one year ago. Interest on investments decreased $4,816,000 (24%) to $14,969,000 for the nine months ended June
 30, 1999 compared with the $19,785,000 for the same period one year ago. The average balance of investments decreased to $288,591,000 (25%) for the nine month period ended June 30, 1999 from $385,767,000 for the nine month period ended June 30, 1998.
 The weighted average yield was 8.04% at June 30, 1999 compared to 7.73% at June 30,
 1998.



RESULTS OF OPERATIONS(continued)

Interest expense on customer accounts increased $850,000 (2%) to $39,544,000 for the
 June 1999 quarter from $38,694,000 for the June 1998 quarter.
Interest expense on
 customer accounts increased $3,940,000 (3%) to $120,032,000 for the nine months ended
 June 30, 1999 versus $116,092,000 for the same period one year ago. The increase in interest expense relates to the increase in average customer accounts from
 $3,012,663,000 to $3,276,599,000 (9%) for the nine months ended
June 30, 1999 and
 1998, respectively. The increase is offset by the decrease in the average cost of customer accounts from 5.11% at June 30, 1998 to 4.70% on June
30, 1999.

Interest on FHLB advances and other borrowings decreased
$3,342,000 (14%) to
 $19,842,000 for the June 1999 quarter compared with the $23,184,000 for the June 1998 quarter. The nine-month figures decreased $12,374,000 (17%) to $61,628,000 compared with the $74,002,000 for the same period one year ago. The decrease was due to a reduction in the average total borrowings from $1,762,306,000 to $1,540,820,000 (13%)
 for the nine months ended June 30, 1999 and June 30, 1998, respectively. The average rates paid on borrowings at June 30, 1999 of 5.30% compared with 5.53% at June 30,
 1998.

Other income decreased $10,000 to $3,029,000 for the June 1999 quarter compared with the $3,039,000 for the June 1998 quarter. Other income increased $2,035,000 (26%)
 to $9,941,000 for the nine months ended June 30, 1999 versus $7,906,000 for the same period one year ago. Gains on the sale of available-for-sale securities totalled
 $1,403,000 and $2,747,000 for the quarter and nine months ended
June 30, 1999,
 respectively. Gains on the sale of available-for-sale securities totalled $1,633,000 and $3,969,000 for the quarter and nine months ended June 30, 1998. The increase in other income for the nine months ended June 30, 1999 included several non-recurring real estate transactions, the largest of which provided the Company $1 million of pre-tax income during the December 1998 quarter.

Other expense decreased $78,000 (1%) for the quarter ended June 30, 1999 compared to the  June 30, 1998 quarter. Other expense increased $1,289,000
(4%) for the nine
 months ended June 30, 1999 compared to the same period one year ago. Other expense for the quarter and nine months ended June 30, 1999 equalled
 .80% and .82%,
 respectively, of average assets compared to .83% and .81%, respectively, for the same periods one year ago. The number of staff, including part-time employees on a full-time equivalent basis, were 696 at June 30, 1999 and 662 at June 30, 1998.

Income taxes decreased $510,000 (3%) and increased $821,000 (2%) for the quarter and nine months ended June 30, 1999, respectively, when compared to the same period one year ago. The effective tax rate was 35.5% for the nine month period ended June 30,
 1999 and 35.6% for the same period ended June 30, 1998.






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



  /s/ Guy C. Pinkerton

August 13, 1999                      GUY C. PINKERTON
  Chairman and
  Chief Executive Officer





  /s/ Ronald L. Saper

August 13, 1999                      RONALD L. SAPER
  Executive Vice-President and
  Chief Financial Officer






  /s/ Joseph R. Runte

August 13, 1999                      JOSEPH R. RUNTE
  Vice-President and
  Controller