Form 10-K
period 1999-09-30
WASHINGTON FEDERAL INC
filed 1999-12-28
CIK 936528

                                    FORM 10-K

                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from .............. to ..............

                         Commission File Number: 0-25454

                            Washington Federal, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                   Washington                                  91-1661606
         -------------------------------                    ----------------
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                  Identification No.)

     425 Pike Street, Seattle, Washington                         98101
   ----------------------------------------                     ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 6, 1999, the aggregate market value of the 51,331,027 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 1,724,244 shares held by all directors and executive officers of the Registrant as a group, was $1,020,204,000. This figure is based on the closing sale price of $19.875 per share of the Registrant's Common Stock on December 6, 1999, as reported in The Wall Street Journal on December 7, 1999.


Number of shares of Common Stock outstanding as of December 6, 1999:  53,055,271


                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1999, are incorporated into Part II, Items 5-8 of this Form 10-K.

(2) Portions of the Registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

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

         The business of Washington Federal consists primarily of attracting savings deposits from the general public and investing these funds in loans secured by first mortgage liens on single-family dwellings, including loans for the construction of such dwellings, and to a significantly lesser extent, on commercial property and multi-family dwellings. It also originates other types of loans for its portfolio and invests in certain United States Government and agency obligations and other investments permitted by applicable laws and regulations. Washington Federal has 107 offices located in Washington, Oregon, Idaho, Arizona, and Utah, all of which are full service branches. Through subsidiaries, the Association is engaged in real estate development and insurance brokerage activities.

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

                    AVERAGE STATEMENTS OF FINANCIAL CONDITION

                                                                         Year Ended September 30,
                                            ---------------------------------------------------------------------------------------
                                                                1997                                         1998
                                            ---------------------------------------      ------------------------------------------
                                             Average                        Average        Average                        Average
                                             Balance         Interest         Rate         Balance         Interest         Rate
                                                                            (Dollars in Thousands)
ASSETS

Loans(1)                                    $4,091,571     $  357,496         8.74%      $4,166,420       $  364,801          8.76%
Mortgage-backed securities                   1,003,077         74,667         7.44          907,265           70,099          7.73
Investment securities                          305,183         20,140         6.60          279,442           18,238          6.53
FHLB stock                                      84,888          6,704         7.90           96,405            7,466          7.74
                                            ----------     ----------         ----       ----------       ----------          ----
    Total interest-earning assets            5,484,719        459,007         8.37        5,449,532          460,604          8.45
Other assets                                   161,324                                      193,397
                                            ----------                                   ----------
Total assets                                $5,646,043                                   $5,642,929
                                            ==========                                   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Checking accounts                           $   83,991          2,006         2.39       $   91,800            2,153          2.35
Passbook and statement accounts                183,048          6,371         3.48          173,189            6,048          3.49
Insured money market accounts                  374,581         15,391         4.11          418,205           16,890          4.04
Certificate accounts (time deposits)         2,117,792        115,857         5.47        2,274,557          126,757          5.57
Repurchase agreements with customers            60,671          3,059         5.04           79,652            4,252          5.34
FHLB advances                                1,315,353         73,393         5.58        1,210,362           67,816          5.60
Securities sold under agreements
     to repurchase                             569,203         30,944         5.44          400,202           22,521          5.63
Federal funds purchased                        187,082         10,426         5.57          102,407            5,796          5.66
                                            ----------     ----------         ----       ----------       ----------          ----
     Total interest-bearing liabilities      4,891,721        257,447         5.26        4,750,374          252,233          5.31
Other liabilities                              106,513                                      139,686
                                            ----------                                   ----------
     Total liabilities                       4,998,234                                    4,890,060
Stockholders' equity                           647,809                                      752,869
                                            ----------                                   ----------
     Total liabilities and
         stockholders' equity               $5,646,043                                   $5,642,929
                                            ==========     ----------         ----       ==========       ----------          ----
Net interest income/Interest rate spread                   $  201,560         3.11%                       $  208,371          3.14%
                                                           ==========         ====                        ==========          ====
Net interest margin(2)                                                        3.67%                                           3.82%
                                                                              ====                                            ====



                                                           Year Ended September 30,
                                            ---------------------------------------------------
                                                                     1999
                                              -------------------------------------------------
                                               Average                                 Average
                                               Balance            Interest               Rate

ASSETS

Loans(1)                                      $4,191,658          $  353,930             8.44%
Mortgage-backed securities                     1,132,638              82,331             7.27
Investment securities                            174,848              11,502             6.58
FHLB stock                                       104,013               7,814             7.51
                                              ----------          ----------             ----
    Total interest-earning assets              5,603,157             455,577             8.13
Other assets                                     189,085
                                              ---------
Total assets                                  $5,792,242
                                              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Checking accounts                                 98,850               2,266             2.29
Passbook and statement accounts                  166,428               5,225             3.14
Insured money market accounts                    504,609              20,057             3.97
Certificate accounts (time deposits)           2,434,148             127,464             5.24
Repurchase agreements with customers              98,155               4,930             5.02
FHLB advances                                  1,076,263              59,275             5.51
Securities sold under agreements
     to repurchase                               396,098              19,995             5.05
Federal funds purchased                          105,992               5,278             4.98
                                              ----------          ----------             ----
     Total interest-bearing liabilities        4,880,543             244,490             5.01
Other liabilities                                150,126
                                              ----------
     Total liabilities                         5,030,669
Stockholders' equity                             761,573
                                              ----------
     Total liabilities and
         stockholders' equity                 $5,792,242
                                              ==========          ----------             ----
Net interest income/Interest rate spread                          $  211,087             3.12%
                                                                  ==========             ====
Net interest margin(2)                                                                   3.77%
                                                                                         ====


----------

(1) The average balance of loans includes nonaccruing loans, interest on which is recognized on a cash basis.

(2) Net interest income divided by average interest-earning assets.

LENDING ACTIVITIES

         GENERAL. The Company's net portfolio of loans and mortgage-backed securities totaled $5.7 billion at September 30, 1999, representing approximately 93% of its total assets. In recent years, the Company has concentrated its lending activities on the origination of conventional loans, which are loans that are neither insured nor guaranteed by agencies of the United States Government. The Company's investment in mortgage-backed securities issued or guaranteed by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA), and the Federal Home Loan Mortgage Corporation (FHLMC) and certain privately insured mortgage-backed securities amounted to $1.353 billion (net of discounts and premiums) at September 30, 1999, and is deemed to be part of the Company's loan portfolio.

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

                                              1995                             1996                          1997
                                   -------------------------       -------------------------       ------------------------
                                       Amount        Percent           Amount        Percent          Amount        Percent
                                   -----------       -------       -----------      --------       -----------      -------
                                                                                           (Dollars in Thousands)
Loans by type of loan
  Real estate:
   Conventional:
     Permanent                      $2,635,669         60.1%        $3,241,789         66.6%        $3,719,185         68.9%
     Land development                  167,028          3.8            172,146          3.5            158,706          2.9
     Construction(1)                   443,723         10.1            548,302         11.2            542,394         10.0
   Insured or guaranteed:
     FHA                                20,479           .4             18,123           .4             26,641           .5
     VA                                 16,434           .4             18,169           .4             17,797           .3
   Mortgage-backed
  securities(residential)(2)         1,095,861         25.0            865,887         17.8            931,456         17.3
Savings account loans                    2,344           .1              3,576           .1              3,954           .1
Consumer                                 2,463           .1              1,488           --              1,089           --
                                    ----------        -----         ----------        -----         ----------        -----
    Total(3)                        $4,384,001        100.0%        $4,869,480        100.0%        $5,401,222        100.0%
                                    ==========        =====         ==========        =====         ==========        =====

Loans by type of security
  Residential:
      Single-family(4)              $3,168,844         72.2%        $3,879,092         79.7%        $4,222,566         78.2%

      Other dwelling units              54,407          1.2             74,108          1.5            122,038          2.2
Income property                         60,082          1.4             45,329           .9            120,119          2.2
Mortgage-backed
  securities(residential)(2)         1,095,861         25.0            865,887         17.8            931,456         17.3
Savings account loans                    2,344           .1              3,576           .1              3,954           .1
Consumer                                 2,463           .1              1,488           --              1,089           --
                                    ----------        -----         ----------        -----         ----------        -----
      Total(3)                      $4,384,001        100.0%        $4,869,480        100.0%        $5,401,222        100.0%
                                    ==========        =====         ==========        =====         ==========        =====




                                              1998                              1999
                                    ------------------------       ---------------------------
                                      Amount         Percent          Amount           Percent
                                    ----------      --------       ------------        -------

Loans by type of loan
  Real estate:
   Conventional:
     Permanent                      $3,689,755         68.3%        $3,908,177           64.1%
     Land development                  160,879          3.0            170,479            2.8
     Construction(1)                   562,689         10.4            620,459           10.2
   Insured or guaranteed:
     FHA                                19,330           .3             14,616             .2
     VA                                 15,829           .3             13,217             .2
   Mortgage-backed
  securities(residential)(2)           949,892         17.6          1,366,278           22.5
Savings account loans                    3,094           .1              2,731             --
Consumer                                   673           --                395             --
                                    ----------        -----         ----------          -----
    Total(3)                        $5,402,141        100.0%        $6,096,352          100.0%
                                    ==========        =====         ==========          =====

Loans by type of security
  Residential:
      Single-family(4)              $4,258,722         78.7%        $4,455,275           73.0%

      Other dwelling units             105,022          2.0            206,347            3.4
Income property                         84,738          1.6             65,326            1.1
Mortgage-backed
  securities(residential)(2)           949,892         17.6          1,366,278           22.5
Savings account loans                    3,094           .1              2,731             --
Consumer                                   673           --                395             --
                                    ----------        -----         ----------          -----
      Total(3)                      $5,402,141        100.0%        $6,096,352          100.0%
                                    ==========        =====         ==========          =====




(1) Includes construction loans that have been modified to monthly payment loans, due in full in approximately one year, in the amount of $6.1 million, $15.9 million, $17.8 million, $17.6 million, and $10.4 million at September 30, 1995, 1996, 1997, 1998, and 1999, respectively.

(2) For additional information, see Note C to the Consolidated Financial Statements.

(3) After netting undisbursed proceeds on loans in process, deferred fees, discounts on loans, and allowances for possible losses against the applicable loan amounts, the Association's net loan portfolio at amounted to $4.11 billion, $4.60 billion, $5.10 billion, $5.10 billion, and $5.7 billion, at September 30, 1995, 1996, 1997, 1998, and 1999, respectively.

(4) Includes condominium units (which are deemed to be single-family residences regardless of the number of units in the structure in which they are located), as well as land and construction loans for single- family residences.

         The following table summarizes the scheduled contractual gross loan maturities for the Association's total loan and mortgage-backed securities portfolios due for the periods indicated as of September 30, 1999. Amounts are presented prior to deduction of discounts, premiums, loans in process, deferred loan origination fees and allowance for loan losses. Adjustable rate loans are shown in the period in which loan principal payments are contractually due.

                                                                                      Maturity Distribution
                                                                       ----------------------------------------------------
                                         Balance Outstanding at        Less than             1 to 5              After 5
                                            September 30, 1999          1 year                years                years
                                         ----------------------        ----------          ----------            ----------
                                                                       (Dollars In Thousands)
One- to four-family real estate loans            $3,664,337            $ 13,422            $   33,158            $3,617,757
GNMA, FHLMC, FNMA and other
   mortgage-backed securities                     1,366,278               1,099                16,510             1,348,669
Construction and land development
   loans                                            790,938             555,161                23,349               212,428
Income property and other residential               271,673              21,125                34,245               216,303
Savings account loans                                 2,731               2,670                    32                    29
Consumer loans                                          395                 160                   161                    74
                                                 ----------            --------            ----------            ----------
                                                 $6,096,352            $593,637            $  107,455            $5,395,260
                                                 ==========            ========            ==========            ==========

------------------------------------


Loans maturing after one year:
    Fixed-interest rates                             $4,836,285
    Floating or adjustable interest rates               666,430
                                                     ----------
    Total                                            $5,502,715
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

         LENDING PROGRAMS AND POLICIES. The Association specializes in residential real estate lending and has no present plans to expand its operations into consumer or commercial business loans. The Association offers "balloon" payment loans, which are amortized on a 20 or 30 year basis but which have a maturity date for the principal balance of a much shorter period. The Association also provides land acquisition and development loans ("land development loans") and construction loans for single-family residences. The interest rate on these loans generally adjusts every 90 days in accordance with a designated index. Land development and construction loans amounted to $791 million or 13% of the Association's gross loan portfolio (including mortgage-backed securities) at September 30, 1999. The Association offers a multi-family (five or more dwelling units) lending program with strict underwriting guidelines, including a $1 million limit on any one loan.

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

         The Association continues to originate medium and long-term, permanent fixed-rate loans, but in most instances only under terms, conditions, and documentation which permit sale in the secondary market(see below). Moreover, since 1973 it has been the Association's general policy to include in the documentation evidencing its conventional mortgage loans the due-on-sale clause, which facilitates adjustment of interest rates on such loans when the property securing the loan is sold or transferred. At September 30, 1999, $5.2 billion or 85% of the

Association's loan portfolio was represented by medium and long-term, fixed-rate loans secured by single-family residences (including mortgage-backed securities).

         The Association offers a 99% loan-to-value ratio conventional loan program for first time home buyers. The high-ratio conventional lending program presents greater risk to the Association. To mitigate the risk, the program has stringent underwriting and property requirements that include home ownership/money management counseling and property condition inspections. A general loss reserve is established, which considers the greater risk inherent with these loans, as well as, their relative loan loss experience. The Association is authorized by its Board to originate $100 million of loans under this program. As of September 30, 1999, loans under this program amounted to $46.1 million.

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

         When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, Washington Federal considers the additional risk inherent with these products, as well as, their relative loan loss experience, and provides reserves we deem appropriate. This total reserve balance at September 30, 1999, amounted to $6.5 million.

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

         At September 30, 1999, the Association was servicing approximately $48.2 million of loans for others. Sales are made on a yield basis with the difference between the yield to the purchaser and the amount paid by the borrower constituting servicing income to the Association. The sale of loans and loan participations is subject to federal regulations, which, until recently, required that sales be made on a non-recourse basis.

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

                                                                          Year Ended September 30,
                                          ---------------------------------------------------------------------------------------
                                              1995               1996               1997              1998                1999
                                          -----------        -----------         -----------       -----------        -----------
                                                                            (Dollars In Thousands)
Loans originated(1):
    Construction                          $   341,001        $   428,317         $   407,135       $   467,884        $   425,190
    Land                                       97,990             92,496              77,270           105,901            121,853
    Loans on existing property                758,455            972,601             556,063           723,337          1,058,403
    Loans refinanced                           27,468             62,854              48,240           157,110            164,166
                                          -----------        -----------         -----------       -----------        -----------
    Total loans originated                  1,224,914          1,556,268           1,088,708         1,454,232          1,769,612
                                          -----------        -----------         -----------       -----------        -----------
Loans and mortgage-backed
  securities purchased:
    From acquisitions of
     associations                              27,759                 --             627,816                --                 --
    Other                                     216,843             60,888              11,310           321,006            767,101
                                          -----------        -----------         -----------       -----------        -----------
                                              244,602             60,888             639,126           321,006            767,101
                                          -----------        -----------         -----------       -----------        -----------

Loans and mortgage-backed
 securities sold                              (34,156)          (134,275)           (119,851)          (55,560)           (22,726)
                                          -----------        -----------         -----------       -----------        -----------
Loan and mortgage-backed
 securities principal
 repayments                                  (683,383)        (1,016,049)         (1,127,923)       (1,734,310)        (1,834,818)
                                          -----------        -----------         -----------       -----------        -----------
Net change in loans in
 process, discounts, fees, etc                (37,679)             7,908              68,224            (3,702)           (67,096)
                                          -----------        -----------         -----------       -----------        -----------
Net loan activity increase(decrease)
                                          $   714,298        $   474,740         $   548,284       $   (18,334)       $   612,073
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

         In making one-to-four family home mortgage loans, the Association does not normally charge a commitment fee. As part of the loan application, the borrower pays the Association for its out-of-pocket costs in reviewing the application, such as the appraisal fee, whether or not the borrower closes the loan. The interest rate charged is normally the prevailing rate at the time the loan application is approved. In the case of larger construction loans, the Association normally charges a 1% commitment fee, which may be included in the loan origination charge when the loan is made. Commitment fees and other terms of commercial and multi-family residential loans are individually negotiated.

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

         The following table sets forth information regarding restructured and nonaccrual loans, and REO held by the Association at the dates indicated.


                                                                    September 30,
                                       -----------------------------------------------------------------------
                                        1995            1996            1997            1998             1999
                                       -------         -------         -------         -------         -------
                                                                 (Dollars in Thousands)
Restructured loans (1)                 $10,103         $24,046         $ 8,613         $ 4,005         $12,983
Nonaccrual loans:
  Single-family residential              2,879           5,913           9,571           8,751           7,949
  Construction and land                  9,515           7,779           4,629           9,932           5,434
  Commercial real estate                    76             482             586             255              92
  Consumer                                  --               4               3               3               3
                                       -------         -------         -------         -------         -------
     Total nonaccrual loans (2)         12,470          14,178          14,789          18,941          13,478
Total REO (3)                           19,735          20,417          19,339           6,805           6,926
                                       -------         -------         -------         -------         -------
Total nonperforming assets             $42,308         $58,641         $42,741         $29,751         $33,387
                                       =======         =======         =======         =======         =======
Total nonperforming assets as
     a percent of total assets             .92%           1.15%            .75%            .53%            .54%
                                       =======         =======         =======         =======         =======

----------

(1) Performing in accordance with restructured terms.

(2) The Association recognized interest income on nonaccrual loans of approximately $1,099,000 in 1999. Had these loans performed according to their original contract terms, the Association would have recognized interest income of approximately $1,548,000 in 1999.

         In addition to the nonaccrual loans reflected in the above table, at September 30, 1999, the Association had $13.8 million of loans which were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Association's ratio of total nonperforming assets as a percent of total assets would have been .77% at September 30, 1999. For a discussion of the Company's policy for placing loans on nonaccrual status, see Note A to the Consolidated Financial Statements included in Item 14 hereof.

(3) Total REO includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans. See Note I to the Consolidated Financial Statements included in Item 14 hereof.

         The following table analyzes the Company's allowance for loan losses at the dates indicated.

                                                                  September 30,
                                    -----------------------------------------------------------------------
                                     1995             1996            1997           1998             1999
                                    -------         -------         -------         -------         -------
                                                               (Dollars in Thousands)
Beginning balance                   $11,720         $11,651         $15,182         $24,623         $23,854
Charge-offs:
     Real estate:
        Permanent                       450             146             131             546             733
        Construction                    164             179             592             344           1,326
        Land                            163              90             413           1,215             817
        Income property               6,536             405           4,796             199             255
        Other                            17              --              --              --              --
                                    -------         -------         -------         -------         -------
                                      7,330             820           5,932           2,304           3,131
                                    -------         -------         -------         -------         -------
Recoveries:
     Real estate:
        Permanent                        10              10              14              53              52
        Construction                     50              --               8              15              36
        Land                             21              --              --              10             202
        Income property                 654             513           3,340             717             203
        Other                            --              --              --              --              --
                                    -------         -------         -------         -------         -------
                                        735             523           3,362             795             493
                                    -------         -------         -------         -------         -------
Net charge-offs                       6,595             297           2,570           1,509           2,638
Acquisitions                            281              --          11,198              --              --
Provisions for loan losses            6,245           3,828             813             740             684
                                    -------         -------         -------         -------         -------
Ending balance                      $11,651         $15,182         $24,623         $23,854         $21,900
                                    =======         =======         =======         =======         =======
Ratio of net charge-offs to
   average loans outstanding            .25%            .01%            .06%            .04%            .06%
                                    =======         =======         =======         =======         =======


----------


         The following table sets forth the allocation of the Company's allowance for loan losses at the dates indicated.

                                                                 September 30,
                                    -------------------------------------------------------------------
                                      1995           1996           1997          1998            1999
                                    -------        -------        -------        -------        -------
                                                            (Dollars In Thousands)
Real estate:
     Permanent single-family        $ 3,031        $ 5,239        $ 5,755        $ 5,515        $ 5,385
     Construction                         5          2,945          3,053          3,059          3,064
     Land                               405          2,525          1,763          1,912          2,307
     Income property                    950          1,843          7,081          6,257          7,650
Other                                    --             --             --             --             --
Unallocated                           7,260          2,630          6,971          7,111          3,494
                                    -------        -------        -------        -------        -------
                                    $11,651        $15,182        $24,623        $23,854        $21,900
                                    =======        =======        =======        =======        =======


         As part of the process for determining the adequacy of the allowance for loan losses, management reviews the loan portfolio for specific weaknesses. A portion of the allowance is then allocated to reflect the loss exposure. Residential real estate loans are not individually analyzed for impairment and loss exposure because of the significant number of loans, their relatively small balances, and their historically low level of losses. Residential construction, commercial real estate, and commercial business loans were evaluated individually for impairment, which resulted in an allocation of $13.0 million of the allowance for loan loss at year-end 1999, compared with an allocation of $11.2 million a year earlier.

         Unallocated reserves are established for loss exposure that may exist in the remainder of the loan portfolio but has yet to be identified. In determining the adequacy of unallocated reserves, management considers changes in the size and composition of the loan portfolio, actual historical loan loss experience, and current economic conditions.

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

         The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                                                September 30,
                                       -----------------------------------------------------------------------------------------
                                                   1997                             1998                      1999
                                       -------------------------        ------------------------        ------------------------
                                       Amortized          Fair          Amortized         Fair         Amortized          Fair
                                          Cost            Value           Cost            Value           Cost            Value
                                       ---------        --------        ---------       --------        --------        --------
                                                                          (Dollars In Thousands)
U.S. Government and agency
   obligations                          $258,279        $266,279        $198,540        $210,540        $115,278        $120,278
State and political subdivisions          23,471          25,403          23,473          25,439          21,475          22,719
                                        --------        --------        --------        --------        --------        --------
                                        $281,750        $291,682        $222,013        $235,979        $136,753        $142,997
                                        ========        ========        ========        ========        ========        ========


----------

         The investment portfolio at September 30, 1999 categorized by maturity is as follows:

                                            Amortized           Weighted
                                               Cost           Average Yield
                                            ---------         -------------
                                               (Dollars in Thousands)
Due in less than one year                   $  90,869             7.98%
Due after one year through five years          22,781             6.88
Due after ten years                            23,103             7.93
                                            ---------
                                            $ 136,753
                                            =========

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

         Certificates with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year, the penalty is 180 days of interest. For jumbo certificates, the penalty depends on the original term. If the original term is 90 days or less, the penalty is the greater of 30 days interest or all interest earned. If the original term is 90 days or more, the penalty is the greater of 90 days interest or all interest earned. Early withdrawal penalties during fiscal 1997, 1998, and 1999 amounted to approximately $375,000, $464,000, and $403,000, respectively.

         The Association offers a single performance checking account. This account pays interest on balances over $1,000 and charges a service fee if balances drop below $1,000.

         The Association's deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, and Utah and the Association does not advertise for deposits outside of these states. At September 30, 1999, management believed that less than 3% of the Association's deposits were held by nonresidents of Washington, Oregon, Idaho, Arizona, and Utah.

         The following table sets forth certain information relating to the Association's savings deposits at the dates indicated.

                                                                        September 30,
                                      --------------------------------------------------------------------------------
                                              1997                           1998                       1999
                                      ----------------------     ------------------------     ------------------------
                                          Amount       Rate       Amount             Rate      Amount             Rate
                                      -----------      -----     ----------         -----     ----------         -----
                                                                   (Dollars in Thousands)
Balance by interest rate:
  Checking accounts                   $    88,811      3.00%     $   93,942         2.60%     $  101,950          2.60%
  Regular savings (passbook)
     accounts                             177,843      3.50         168,921         3.50         160,518          3.00
  Money market deposit accounts           399,056      4.04         443,395         4.14         549,420          4.02
                                       ----------                ----------                   ----------
                                          665,710                   706,258                      811,888
                                       ----------                ----------                   ----------
Fixed-rate certificates:
  3.00% -  4.99%                           13,946                    20,875                    1,043,119
  5.00% -  6.99%                        2,063,144                 2,173,728                    1,215,122
  7.00% -  8.99%                            1,544                     1,428                          487
  9.00% and above                               7                         7                            7

Jumbo certificates ($100,000 or more):
  3.00% - 4.99%                             3,293                     5,793                       40,264
  5.00% - 6.99%                           150,958                   160,490                      180,104
  7.00% - 8.99%                             6,769                     2,596                          866
                                       ----------                ----------                   ----------
                                        2,239,661                 2,364,917                    2,479,969
                                       ----------                ----------                   ----------
                                       $2,905,371                $3,071,175                   $3,291,857
                                       ==========                ==========                   ==========

         The following table sets forth, by various interest rate categories, the amounts of certificates of deposit of the Association at September 30, 1999, which mature during the periods indicated.

                                                          Amounts at September 30, 1999, Maturing in
                           ----------------------------------------------------------------------------------------------------
                            1 to 3          4 to 6       7 to 12          13 to 24       25 to 36      37 to 60         After
                            Months          Months        Months           Months         Months        Months        60 Months
                           --------        --------    ------------    ------------    -----------   -----------    ----------
                                                                      (Dollars in Thousands)
3.00 to 3.99%              $      4        $     79     $       79        $    109        $    --       $     --       $   --
4.00 to 4.99%               390,845         355,627        255,250          69,949          5,361         6,080            --
5.00 to 5.99%               243,640          69,305        802,788         148,939         37,449        83,241           166
6.00 to 6.99%                 6,627             692          1,656             206            212           305            --
7.00 to 7.99%                 1,003             255             --              84             --             5            --
8.00 to 8.99%                    --              --             --               6             --            --            --
9.00% and above                  --              --             --               7             --            --            --
                           --------        --------     ----------        --------        -------       -------        ------
         Total             $642,119        $425,958     $1,059,773        $219,300        $43,022       $89,631        $  166
                           ========        ========     ==========        ========        =======       =======        ======


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

         At September 30, 1999, the Association had $221.2 million of certificates of deposit in amounts of $100,000 or more outstanding, maturing as follows: $89.5 million within 3 months; $45.2 million over 3 months through 6 months; $86.0 million over 6 months through 12 months; and $.5 million thereafter.

         The following table sets forth the customer account activities of the Association for the years indicated.

                                                        Year Ended September 30,
                                           ----------------------------------------------
                                              1997               1998              1999
                                           ----------        ----------        ----------
                                                         (Dollars In Thousands)
Assumed from acquisitions                  $  379,975        $       --        $       --

Deposits                                    3,045,581         3,233,094         3,281,349
Withdrawals                                 3,070,429         3,211,022         3,217,991
                                           ----------        ----------        ----------
Net increase (decrease) in deposits
   before interest credited                   355,127            22,072            63,358

Interest credited                             142,684           156,099           159,942
                                           ----------        ----------        ----------
Net increase in customer accounts          $  497,811        $  178,171        $  223,300
                                           ==========        ==========        ==========

----------

         BORROWINGS. The Association obtains advances from the FHLB upon the security of the FHLB capital stock it owns and certain of its home mortgages, provided certain standards related to credit worthiness have been met. See "Regulation -The Association- Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Association's credit worthiness. The FHLB is required to review its credit limitations and standards at least annually. FHLB advances have, from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand lending.

         The Association also uses reverse repurchase agreements as a form of borrowing. Under reverse repurchase agreements, the Association sells an investment security to a dealer for a period of time and agrees to buy back that security at the end of the period and pay the dealer a stated interest rate for the use of the dealer's funds. The amount of securities sold under such agreements depends on many factors, including the terms available for such transactions, the perceived ability to apply the proceeds to investments yielding a higher return, the demand for the securities, and management's perception of trends in interest rates. The Association had $303.3 million of securities sold under such agreements at September 30, 1999.

         The Association also offers two forms of repurchase agreements to its customers. One form has an interest rate that floats like a money market deposit account and is offered at a $1,000 minimum for an 84-day term. The other form has a fixed-rate and is offered in a minimum denomination of $100,000. Both are fully collateralized by securities. These obligations are not insured by SAIF and are classified as borrowings for regulatory purposes. The Association had $87.6 million of such agreements outstanding at September 30, 1999.

         The following table presents certain information regarding borrowings of Washington Federal at the dates and for the years indicated.

                                                             At or for the Year Ended September 30,
                                                        ------------------------------------------------
                                                           1997               1998               1999
                                                        ----------         ----------         ----------
                                                                      (Dollars in Thousands)
Federal funds and securities sold
   to dealers under agreements to repurchase:

         Average balance outstanding                    $  756,290         $  502,609         $  502,090
         Maximum amount outstanding
              at any month-end during the period        $1,088,904         $  694,990         $  731,580

         Weighted-average interest rate
              during the period(1)                            5.47%              5.63%              5.03%

FHLB advances:

         Average balance outstanding                    $1,315,353         $1,210,362         $1,076,263
         Maximum amount outstanding at any
              month-end during the period               $1,703,000         $1,523,500         $1,454,000

         Weighted-average interest rate
              during the period(1)                            5.58%              5.60%              5.51%

Securities sold to customers
  under agreements to repurchase:

         Average balance outstanding                    $   60,671         $   79,652         $   98,155
         Maximum amount outstanding at any
              month-end during the period               $   72,660         $   85,027         $  105,871

         Weighted-average interest rate
              during the period(1)                            5.04%              5.34%              5.02%

Total average borrowings                                $2,132,314         $1,792,623         $1,676,508

         Weighted-average interest rate
              on total average borrowings(1)                  5.53%              5.60%              5.34%

----------
(1)      Interest expense divided by average daily balances.

OTHER RATIOS

         The following table sets forth certain ratios relating to the Company for the periods indicated.

                                             Year Ended September 30,
                                        ----------------------------------
                                         1997          1998          1999
                                        -----         -----         ------
Return on assets(1)                      1.86%         2.00%         1.99%
Return on equity(2)                     16.50         15.68         15.47
Average equity to average assets        11.47         13.34         13.15
Dividend payout ratio(3)                40.72         42.45         43.90

----------

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

                                                                      Year Ended September 30,
                                      ------------------------------------------------------------------------------------------
                                                  1997 vs. 1996                                   1998 vs. 1997
                                             Increase (Decrease) Due to                    Increase (Decrease) Due to
                                      ---------------------------------------      -----------------------------------------
                                      Volume       Rate     Rate/Vol    Total      Volume        Rate      Rate/Vol    Total
                                      ------       ----     --------    -----      ------        ----      --------    -----
                                                                     (Dollars In Thousands)
Interest income:
  Loan portfolio                      $57,591    $  (445)   $(5,022)   $52,124    $  6,541     $   818      $ (54)   $  7,305
  Mortgaged-backed securities           2,793     (2,223)       (29)       541      (7,128)      2,909       (349)     (4,568)
  Investments(1)                          163      1,937         31      2,131        (979)       (156)        (5)     (1,140)
                                      -------    -------    -------    -------    --------     -------      -----    --------
     All interest-earning assets       60,547       (731)    (5,020)    54,796      (1,566)      3,571       (408)      1,597
                                      -------    -------    -------    -------    --------     -------      -----    --------
Interest expense:
  Customer accounts                    17,907     (4,461)      (666)    12,780      10,996       2,256        164      13,416
  FHLB advances and other
    borrowings                         19,471     (2,942)      (607)    15,922     (19,870)      1,450       (210)    (18,630)
                                      -------    -------    -------    -------    --------     -------      -----    --------
     All interest-bearing liabilities  37,378     (7,403)    (1,273)    28,702      (8,874)      3,706        (46)     (5,214)
                                      -------    -------    -------    -------    --------     -------      -----    --------
Change in net interest income         $23,169    $ 6,672    $(3,747)   $26,094    $  7,308     $  (135)     $(362)   $  6,811
                                      =======    =======    =======    =======    ========     =======      =====    ========


                                                   Year Ended September 30,
                                         ------------------------------------------------
                                                          1999 vs. 1998
                                                      Increase (Decrease) Due to
                                           ---------------------------------------------
                                           Volume       Rate        Rate/Vol       Total
                                           ------       ----        --------       -----
                                                      (Dollars In Thousands)
Interest income:
  Loan portfolio                         $  2,211    $(13,332)      $   250      $(10,871)
  Mortgaged-backed securities              17,421      (4,173)       (1,016)       12,232
  Investments(1)                           (6,634)        338           (92)       (6,388)
                                         --------    --------       -------      --------
     All interest-earning assets           12,998     (17,167)         (858)       (5,027)
                                         --------    --------       -------      --------
Interest expense:
  Customer accounts                        13,610      (9,112)         (656)        3,842
  FHLB advances and other
    borrowings                             (7,552)     (4,282)          249       (11,585)
                                         --------    --------       -------      --------
     All interest-bearing liabilities       6,058     (13,394)         (407)       (7,743)
                                         --------    --------       -------      --------
Change in net interest income            $  6,940    $ (3,773)      $  (451)     $  2,716
                                         ========    ========       =======      ========



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

         One approach used to quantify interest rate risk is the net portfolio value (NPV) analysis. This analysis calculates the difference between the present value of interest-bearing liabilities and the present value of expected cash flows from interest-earning assets and off-balance sheet contracts. The following tables set forth, at September 30, 1999 and September 30, 1998, an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ or - 300 basis points, measured in 100 basis point increments.)


                             September 30, 1999

       Change in      Estimated         Estimated Increase
  Interest Rates     NPV Amount   (Decrease) in NPV Amount         Percent
---------------------------------------------------------------------------
(Basis Points)                           (Dollars in Thousands)
            +300        151,323                   (569,263)           -79%
            +200        331,470                   (389,116)           -54%
            +100        518,822                   (201,764)           -28%
               0        720,586                         --              0%
            -100        843,086                    122,500             17%
            -200        864,703                    144,117             20%
            -300        821,468                    100,882             14%


                               September 30, 1998

       Change in        Estimated         Estimated Increase
  Interest Rates       NPV Amount   (Decrease) in NPV Amount         Percent
---------------------------------------------------------------------------
(Basis Points)                           (Dollars in Thousands)
            +300          513,503                   (524,656)          -51%
            +200          717,308                   (320,851)          -31%
            +100          905,244                   (132,915)          -13%
               0        1,038,159                         --             0%
            -100        1,017,860                    (20,299)           -2%
            -200          979,498                    (58,661)           -6%
            -300          977,806                    (60,353)           -6%

During the early part of fiscal 1999, higher rate mortgages were paidoff or refinanced and replaced with lower coupon loans. This reduced the prepayment expectations in the portfolio and resulted in a higher NPV sensitivity. In the later part of fiscal 1999, interest rates began to move higher. This resulted in a lower NPV and increased the NPV sensitivity even more.

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

         At September 30, 1999, the Association was authorized under the current regulations to have a maximum investment of $123.3 million in its service corporations, exclusive of the additional 1% of assets investments permitted for inner-city or community development purposes but inclusive of the ability to make loans to its subsidiaries. On that date, the Association's investment in, and unsecured loans to, its five wholly-owned service corporations amounted to $10.5 million.

         At September 30, 1999, Washington Services, Inc. (WSI), a wholly-owned subsidiary of the Association, was developing a 301-acre light industrial center in the technology corridor of South Snohomish County, Washington, of which 85 buildable acres, with an investment of $7.0 million, remained unsold as of September 30, 1999. Based upon the sales history of this development, the Association believes the net realizable value from the sale of the remaining properties exceeds the subsidiary's basis in these properties.

         First Insurance Agency, Inc., a wholly-owned subsidiary of the Association, is an insurance brokerage company which offers a full line of individual and business insurance products to customers of the Association.

         Freedom Vineyards, Inc., a wholly-owned subsidiary of WSI, is incorporated under the laws of California for the purpose of operating an agricultural property located in that state. The Association sold this property during the current fiscal year.

         Statewide Mortgage Services, Inc., a wholly-owned subsidiary of the Association, is incorporated under the laws of Washington for the purpose of operating a commercial office building located in that state.

         A savings association is required to deduct the amount of the investment in, and extensions of credit to, a subsidiary engaged in any activities not permissible for national banks. Because the acquisition and development of real estate is not a permissible activity for national banks, the investments in, and loans to, the subsidiary of the Association which is engaged in such activities are subject to exclusion from the capital calculation. See "Regulation -The Association--Regulatory Capital Requirements."

EMPLOYEES

         As of September 30, 1999, the Company had approximately 700 employees, including the full-time equivalent of 57 part-time employees and its service corporation employees. None of these employees are represented by a collective bargaining agent, and the Company has enjoyed harmonious relations with its personnel.

EXECUTIVE OFFICERS

         The following table sets forth certain information concerning individuals who are deemed to be executive officers of Washington Federal as of November 30, 1999.

   Names and Positions
       or Offices                     Age     Business Experience during the Last Five Years
   -------------------                ---     ----------------------------------------------
Guy C. Pinkerton                      65      Chairman since November 1994; Chief Executive
Director and Chief Executive                  Officer since October 1992; Director since
Officer                                       October 1991; Former President of Washington
                                              Federal

Charles R. Richmond                   60      Executive Vice President and Secretary; Director
Director, Executive Vice                      since February 1995
President, and Secretary

Ronald L. Saper                       49      Executive Vice President and Chief Financial
Executive Vice President and                  Officer
Chief Financial Officer

William A. Cassels                    58      Executive Vice President
Executive Vice President

Lawrence D. Cierpiszewski             56      Executive Vice President since October 1996;
Executive Vice President                      previously served as Senior Vice President

Roy M. Whitehead                      47      President and Director of Washington Federal
Director and President                        since April 1999 and Executive Vice President
                                              from September 1998 to April 1999; Regional
                                              Vice President, Wells Fargo Bank, N.A. from
                                              June 1997 until September 1998 and President
                                              of Wells Fargo Bank (Colorado) N.A. and
                                              First Interstate Bank of Colorado from
                                              December 1993 until June 1998

Edwin C. Hedlund
Executive Vice President              43      Executive Vice President since July 1999;
                                              previously a founder, President and Director of
                                              Phoenix Savings Bank from April 1997 until July
                                              1999; Vice President of Washington Federal from
                                              November 1996 until April 1997; Vice President
                                              and Secretary with Metropolitan Savings from
                                              November 1994 until it was acquired by
                                              Washington Federal in November 1996; Assistant
                                              Regional Director with the Office of Thrift
                                              Supervision from 1989 until 1994.

Keith D. Taylor                       43      Senior Vice President and Treasurer
Senior Vice President and
Treasurer

REGULATION

         Set forth below is a brief description of certain laws and regulations which relate to the regulation of the Company and the Association. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Certain federal banking laws have been recently amended. See "Regulation-The Company-Financial Modernization."

THE COMPANY

         GENERAL. The Company is registered as a savings and loan holding company under the HOLA and is subject to OTS regulation, examination, supervision, and reporting requirements.

         FINANCIAL MODERNIZATION. Under the Gramm-Leach-Bliley Act enacted into law on November 12, 1999, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under Section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies and those formed pursuant to an application filed with the Office of Thrift Supervision before May 4, 1999, may engage in any activity including non-financial or commercial activities provided such companies control only one savings and loan association that meets the Qualified Thrift Lender test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted.

         ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the savings institution subsidiary of such a holding company fails to meet a qualified thrift lender (QTL) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See "The Association--Qualified Thrift Lender Test."

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

         The risk-based capital standard requires savings associations to maintain a minimum ratio of total capital to risk-weighted assets of 8%. Total capital consists of core capital, defined above, and supplementary capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk- weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk-weight based on the risks inherent in the type of assets. The risk-weighing categories range from 0% for low-risk assets such as U.S. Treasury securities and GNMA securities, to 100% for various types of loans and other assets deemed to be of higher risk. Single-family mortgage loans having loan-to-value ratios not exceeding 80% and meeting certain additional criteria, as well as certain multi-family residential property loans, qualify for a 50% risk-weight treatment. The book value of each asset is multiplied by the risk- weighting applicable to the asset category, and the sum of the products of this calculation equals total risk-weighted assets.

         OTS regulations impose special capitalization standards for savings associations that own service corporations and other subsidiaries. In addition, certain exclusions from capital and assets are required when calculating total capital in addition to the adjustments for calculating core capital. These adjustments do not materially affect the regulatory capital of the Association.

         For information regarding the Association's compliance with each of its three capital requirements at September 30, 1999, see Note P to the Consolidated Financial Statements.

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

         PROMPT CORRECTIVE ACTION. Under federal law, each federal banking agency has implemented a system of prompt corrective action for institutions which it regulates. Under OTS regulations, an institution shall be deemed to be
(i) well capitalized if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more, and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure;
(ii) adequately capitalized if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances), and does not meet the definition of well capitalized, (iii) undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a Tier 1 leverage capital ratio that is less than 4.0%, (3.0% under certain circumstances), (iv) significantly undercapitalized if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0%, or a Tier 1 leverage capital ratio that is less than 3.0%, and; (v) critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OTS to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. (The FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 1999, the Association exceeded the requirements of a well capitalized institution.

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

         Under recent legislation and applicable regulations, any savings institution is a QTL if: (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Internal Revenue Code (which generally requires that at least 60% of the institution's assets constitute housing-related and other qualifying assets) or, (ii) at least 65% of the institution's portfolio assets (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At September 30, 1999, the Association was in compliance with the QTL test of a domestic building and loan association as defined in the Code.

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

         RESTRICTIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations on capital distributions by savings associations, including cash dividends, stock redemptions or repurchases, cash- out mergers, interest payments on certain convertible debt, and other transactions charged to the capital account of a savings association to make capital distributions.

         In January 1999, the OTS amended its capital distribution regulation to bring such regulations into greater conformity with the other bank regulatory agencies. Under the regulation, certain savings institutions would not be required to file with the OTS. Specifically, savings institutions that would be well capitalized following a capital distribution would not be subject to any requirement for notice or application unless the total amount of all capital distributions, including any proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution's net income for that year to date plus the savings institution's retained net income for the preceding two years. Because the Association is a subsidiary of the Company, the regulation, however, would require the Association to provide notice to the OTS of its intent to make a capital distribution, unless an application is otherwise required. The Association does not believe that the regulation will adversely affect its ability to make capital distributions.

         FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 1999, the Association's advances from the FHLB amounted to $1.5 billion.

         As a member, the Association is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At September 30, 1999, the Association had $108.8 million in FHLB stock, which was in compliance with this requirement.

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

         The Small Business Job Protection Act of 1996 (the Act) required qualified thrift institutions, such as the Company, to recapture the portion of their tax bad debt reserves that exceeded the September 30, 1988, balance. Such recaptured amounts are to be taken into taxable income ratably over a six-year period beginning in 1999. Accordingly, the Company will be required to pay approximately $21,770,000 in additional federal income taxes, all of which has been previously provided for, beginning in fiscal 1999 and continuing through fiscal 2004.

         A deferred tax liability has not been required to be recognized for the tax bad debt base year reserves of the Company. The base year reserves are the balance of reserves as of September 30, 1988, reduced proportionately for reductions in the Association's loan portfolio since that date. At September 30, 1999, the amount of those reserves was approximately $4,835,000. The amount of the unrecognized deferred tax liability at September 30, 1999, was approximately $1,861,000.

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

ITEM 2.           PROPERTIES

         The Association owns the building in which its home and executive offices are located, in Seattle, Washington. The following table sets forth certain information concerning the Association's offices:

                                           Building
                     Number of       ---------------------           Net Book Value at
Location              Offices        Owned        Leased(1)        September 30, 1999(2)
--------             ---------       -----        --------         ---------------------
                                                                   (Dollars In Thousands)
Washington              39            23             16                   $18,130
Idaho                   19            16              3                     6,187
Oregon                  24            17              7                     7,237
Utah                    11             6              5                     7,403
Arizona                 14             7              7                     6,201
                        --            --             --                   -------
     Total             107            69             38                   $45,158
                       ===            ==             ==                   =======


----------

(1) The leases have varying terms expiring from 1999 through 2070, including renewal options.

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

         Washington Federal's net investment in premises, equipment, and leaseholds was $50.1 million at September 30, 1999.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required herein is incorporated by reference from page 27 of the Company's Annual Report to Stockholders for Fiscal 1999 (Annual Report), which is included herein as Exhibit 13.

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

ITEM 11. EXECUTIVE COMPENSATION

         The information required herein is incorporated by reference to pages 12 to 15 of the proxy statement dated December 17, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required herein is incorporated by reference to pages 2 to 3 and 5 to 9 of the proxy statement dated December 17, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required herein is incorporated by reference to page 17 of the proxy statement dated December 17, 1999.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) The following financial statements are incorporated herein by reference from pages 8 through 25 and page 27 of the Annual Report.

         Report of Independent Certified Public Accountants

         Consolidated Statements of Financial Condition as of September 30, 1999 and 1998

         Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 1999

         Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended September 30, 1999

         Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 1999

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

                                              WASHINGTON FEDERAL, INC.

December 20, 1999                             By: /s/ Guy C. Pinkerton
-----------------                                 ------------------------------
Date                                              Guy C. Pinkerton, Chairman
                                                  and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Kermit O. Hanson                                December 20, 1999
-----------------------------------                  ---------------------------
Kermit O. Hanson, Director                           Date

 /s/ W. Alden Harris                                 December 20, 1999
-----------------------------------                  ---------------------------
W. Alden Harris, Director                            Date

 /s/ Anna C. Johnson                                 December 20, 1999
-----------------------------------                  ---------------------------
Anna C. Johnson, Director                            Date

 /s/ John F. Clearman                                December 20, 1999
-----------------------------------                  ---------------------------
John F. Clearman, Director                           Date

 /s/ H. Dennis Halvorson                             December 20, 1999
-----------------------------------                  ---------------------------
H. Dennis Halvorson, Director                        Date

 /s/ Guy C. Pinkerton                                December 20, 1999
---------------------------------------              ---------------------------
Guy C. Pinkerton, Director, Chairman                 Date
and Chief Executive Officer



 /s/ Richard C. Reed                                 December 20, 1999
---------------------------------------              ---------------------------
Richard C. Reed, Director                            Date

 /s/ Charles R. Richmond                             December 20, 1999
---------------------------------------              ---------------------------
Charles R. Richmond, Director,                       Date
Executive Vice President and Secretary



 /s/ Roy M. Whitehead                                December 20, 1999
---------------------------------------              ---------------------------
Roy M. Whitehead, Director and                       Date
President



 /s/ Ronald L. Saper                                 December 20, 1999
---------------------------------------              ---------------------------
Ronald L. Saper, CPA, Executive                      Date
Vice President and Chief Financial
Officer (principal financial officer)

 /s/ Joseph R. Runte                                 December 20, 1999
---------------------------------------              ---------------------------
Joseph R. Runte, Vice President                      Date
and Controller
(principal accounting officer)