Form 10-Q
period 1999-12-31
WASHINGTON FEDERAL INC
filed 2000-02-11
CIK 936528

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
             EXCHANGE ACT OF 1934

     For the quarterly period ended . .  . .  . .  . .  . .
 December 31,
 1999

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 THE SECURITIES
             EXCHANGE ACT OF 1934

     For the transition period from
  to


     For Quarter Ended      December 31, 1999
 Commission file number
  0 25454

                           WASHINGTON FEDERAL, INC.
            (Exact name of registrant as specified in its charter)

                 Washington

  . .         91-1661606
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

                Title of class:
     at
 February 1, 2000

        Common stock, $1.00 par value
  52,318,307
 shares

                  WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                    PART I


Item 1.  Financial Statements

         The Consolidated Financial Statements of Washington
 Federal, Inc. and
 Subsidiaries
         filed as a part of the report are as follows:

         Consolidated Statements of Financial Condition
         as of December 31, 1999 and September 30, 1999 . .  . .
 . .  . .  .
 . Page 3

         Consolidated Statements of Operations for the three months ended December 31, 1999 and 1998. . . . . . .
 . . Page 4

         Consolidated Statements of Cash Flows for the
         three months ended December 31, 1999 and 1998  . .  . .
 . .  . .
 Page 5

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

         Signatures  . .  . .  . .  . .  . .  . .  . .  . .  .
 .Page 12

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)



                     December 31, 1999 September 30, 1999


                                  (In thousands, except per share
 data)

ASSETS
Cash . . . . . . . . . . . . . . . . . . . . . . . $   42,367
 $    25,037
Available-for-sale securities, including mortgage-backed
 securities of
 $1,005,431  . . 1,125,043      1,169,917
Held-to-maturity securities, including mortgage-backed securities of $291,874.
 . .       313,350        324,752
Loans receivable . . . . . . . . . . . . . . . . .  4,485,483
 4,378,728
Interest receivable. . . . . . . . . . . . . . . .     36,330
    36,521
Premises and equipment, net. . . . . . . . . . . .     50,363
    50,110
Real estate held for sale. . . . . . . . . . . . .     17,025
    16,679
FHLB stock . . . . . . . . . . . . . . . . . . . .    110,833
   108,844
Costs in excess of net assets acquired . . . . . .     46,070
    47,583
Other assets . . . . . . . . . . . . . . . . . . .      6,351
     5,332
                                                   $6,233,215
 $6,163,503

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Customer accounts
    Savings and demand accounts. . . . . . . . . . $3,334,259
 $3,291,857
    Repurchase agreements with customers . . . . .     93,154
    87,645


                             3,427,413     3,379,502
FHLB advances. . . . . . . . . . . . . . . . . . .    950,000
 1,454,000
Other borrowings, primarily securities sold under agreements to repurchase .
 1,020,372   454,257
Advance payments by borrowers for taxes and insurance. . . . .
    10,771
 26,107
Federal and state income taxes . . . . . . . . . .     62,104
    52,504
Accrued expenses and other liabilities . . . . . .     46,866
    47,110
                                                    5,517,526
 5,413,480
Stockholders' equity
Common stock, $1.00 par value, 100,000,000 shares authorized;
     62,218,218 and 62,191,540 shares issued; 52,476,717 and
     54,232,061 shares outstanding . . . . . . . .     62,218
    62,192
Paid-in capital. . . . . . . . . . . . . . . . . .    785,358
   785,031
Valuation adjustment for available-for-sale securities, net of taxes . . . .
 (8,000)    5,000
Treasury stock, at cost; 9,741,501 and 7,959,479 shares. . . .
 (  182,700)(
 146,186)
Retained earnings. . . . . . . . . . . . . . . . .     58,813
    43,986
                                                      715,689
   750,023

 $6,233,215
  $6,163,503

CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share. . . . . . . . . .  $    13.64
 $    13.83
Stockholders' equity to total assets. . . . . . .        11.48%
      12.17%
Loans serviced for others . . . . . . . . . . . .   $  44,614
 $  48,198
Weighted average rates at period end
  Loans and mortgage-backed securities. . . . . .         7.70%
       7.66%
  Investment securities*. . . . . . . . . . . . .         8.11%
       8.03%
    Combined rate on loans, mortgage-backed securities and
 investment
 securities .      7.72%          7.68%
  Customer accounts . . . . . . . . . . . . . . .         4.84%
       4.71%
  Borrowings. . . . . . . . . . . . . . . . . . .         5.56%
       5.40%
    Combined cost of customer accounts and borrowings. . . . .
       5.10%
         4.96%
  Interest rate spread. . . . . . . . . . . . . .         2.62%
       2.72%
 *Includes municipal bonds at tax equivalent yields

 WASHINGTON FEDERAL, INC.
 AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)


 Quarter Ended
 December 31,


                                     1999           1998


                               (Dollars in thousands, except per
 share data)
INTEREST INCOME
Loans . . . . . . . . . . . . . . . . . . . . . .   $91,943
 $89,952
Mortgage-backed securities. . . . . . . . . . . .    23,894
  18,866
Investment securities . . . . . . . . . . . . . .
   4,452
                                        5,575


                                      120,289        114,393

INTEREST EXPENSE
Customer accounts . . . . . . . . . . . . . . . .    41,286
  40,744
FHLB advances and other borrowings. . . . . . . .    26,867
  21,096


                                       68,153         61,840

Net interest income . . . . . . . . . . . . . . .    52,136
  52,553
Provision for loan losses . . . . . . . . . . . .       ---
     179
Net interest income after provision for loan losses. . . . .
  52,136
                                       52,374

OTHER INCOME
Gain on sale of securities. . . . . . . . . . . .       598
     ---
Other . . . . . . . . . . . . . . . . . . . . . .     1,331
   3,427


                                        1,929          3,427

OTHER EXPENSE
Compensation and fringe benefits. . . . . . . . .     6,746
   6,635
Regulatory assessments. . . . . . . . . . . . . .       480
     434
Occupancy expense . . . . . . . . . . . . . . . .     1,010
     984
Other . . . . . . . . . . . . . . . . . . . . . .     3,709
   3,417


                                       11,945         11,470
Gain on real estate owned, net. . . . . . . . . .
     393
                                           48
Income before income taxes. . . . . . . . . . . .    42,513
  44,379
Income taxes. . . . . . . . . . . . . . . . . . .    15,092
  16,061
NET INCOME. . . . . . . . . . . . . . . . . . . .   $27,421
 $28,318

PER SHARE DATA
Basic earnings per share. . . . . . . . . . . . . $     .51
  $   .50
Diluted earnings per share. . . . . . . . . . . .            $
 .51
               $   .50
Cash dividends. . . . . . . . . . . . . . . . . . $     .24
  $   .22
Weighted average number of shares outstanding,
  including dilutive stock options. . . . . . . .
 54,073,257
 56,563,867
Return on average assets. . . . . . . . . . . . .       1.77%
      2.02%
WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)





   Quarter Ended December 31,





 1999                                    1998




             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income. . . . . . . . . . . . . . . . . . . .  $ 27,421
 $ 28,318
Adjustments to reconcile net income to net cash provided by
 operating
 activities
  Amortization of fees, discounts and premiums, net. . . . .
 (  4,595) (
 7,915)
  Amortization of costs in excess of net assets acquired . .
   1,513
 1,514
  Depreciation. . . . . . . . . . . . . . . . . .       570
     570
  Gains on investment securities and real estate held for sale. .
 . . . . .
 (991) (     48)
  Decrease in accrued interest receivable . . . .       191
     853
  Increase in income taxes payable. . . . . . . .    16,600
  16,053
  FHLB stock dividends. . . . . . . . . . . . . .  (  1,989)
 (  1,974)
  Decrease (increase) in other assets . . . . . .    (1,019)
     875
  Decrease in accrued expenses and other liabilities . . . .
  (  244)
 (1,142)
Net cash provided by operating activities . . . .    37,457
  37,104

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property. . . . . . . . . . .  (166,510)
 ( 246,594)
  Construction loans. . . . . . . . . . . . . . .  (115,858)
 ( 86,705)
  Land loans. . . . . . . . . . . . . . . . . . .  ( 25,069)
 ( 31,357)
  Loans refinanced. . . . . . . . . . . . . . . .  (  6,389)
 (  66,723)



 (313,826)
 (431,379)
Savings account loans originated. . . . . . . . . (     611)
 (   1,141)
Loan principal repayments . . . . . . . . . . . .   242,955
 470,512
Decrease in undisbursed loans in process. . . . . (  33,053)
 ( 18,960)
Loans purchased . . . . . . . . . . . . . . . . . (   1,077)
 (      62)
Purchase of available-for-sale securities . . . .
 ( 20,232)
       (201,597)
Principal payments and maturities of available-for-sale
 securities. . . . .
 33,859
 88,427
Sales of available-for-sale securities. . . . . .
  12,239
 ---
Principal payments and maturities of held-to-maturity securities.
 . . . . .
 11,545    38,431
Proceeds from sale of real estate held for sale .     2,962
   3,181
Premises and equipment purchased, net . . . . . .
  (  823)
         (1,111)
Net cash used by investing activities . . . . . .   (66,062)
 (53,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts . . . . . . . .    47,911
 104,331

Repayment of long-term borrowings . . . . . . . .  (200,000)
     ---
Net increase (decrease) in short-term borrowings.   262,115
 (16,403)
Proceeds from exercise of common stock options. .       353
     194
Dividends . . . . . . . . . . . . . . . . . . . .   (12,594)
 ( 12,156)
Treasury stock purchases. . . . . . . . . . . . .   (36,514)

 (14,473)
Decrease in advance payments by borrowers for taxes and insurance
 . . . . . (
 15,336) ( 14,545)
Net cash provided by financing activities . . . .
  45,935
 46,948

Increase in cash. . . . . . . . . . . . . . . . .    17,330
  30,353
Cash at beginning of period . . . . . . . . . . .    25,037
  22,215
Cash at end of period . . . . . . . . . . . . . .  $ 42,367
 $ 52,568

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
  Real estate acquired through foreclosure. . . . $   2,915    $
   1,820
Cash paid during the period for
  Interest. . . . . . . . . . . . . . . . . . . .    68,927
  64,808
  Income taxes. . . . . . . . . . . . . . . . . .      ---
    ---

NOTE A - Basis of Presentation

The consolidated unaudited interim financial statements included in this
 report have been prepared by
Washington Federal, Inc. (Company).  In the opinion of
 management, all
 adjustments (consisting only
of normal recurring accruals) necessary for a fair presentation are reflected
 in the interim financial
statements.   The September 30, 1999 Consolidated Statement of
 Financial
 Condition was derived from
audited financial statements.

NOTE B - Cash Dividend Paid

Dividends per share increased to 24 cents for the quarter ended
 December 31,
 1999 compared with 22
cents for the same period one year ago. On January 28, 2000 the Company paid its 68th consecutive quarterly cash dividend.

NOTE C - Comprehensive Income

The provisions of Statement of Financial Accounting Standards
 (SFAS) No.
 130,"Reporting
Comprehensive Income" require that comprehensive income and its components be disclosed in the financial statements. The Company's comprehensive income includes all items which comprise net income plus the unrealized holding gains or losses on available-for-sale securities. In accordance with the provisions of SFAS No. 130, the Company's total comprehensive income for the quarters ending
December 31, 1999 and December 31, 1998 totaled $14,421,000 and
 $23,318,000,
 respectively. The
difference between the Company's net income and total comprehensive income for these periods equals the change in the net unrealized gain and loss on securities available-for-sale during the applicable periods.

Note D - Earnings per Share

The provisions of SFAS No. 128, "Earnings per Share" require the
 Company to
 present both basic and
diluted EPS on the face of its statements of operations. The following table
 provides a reconciliation
of the numerators and denominators of the basic and diluted
 computations:
    Income                          Shares          Per-Share
  (Numerator)                     (Denominator)     Amount
Basic EPS
 Income available to common
  stockholders          27,421,000          53,703,256
     .51

Diluted EPS
 Income available to common stockholders
  plus assumed conversions27,421,000        54,073,257
     .51

GENERAL

Washington Federal, Inc. (the Company) is a savings and loan holding company.
 The Company's
primary operating subsidiary is Washington Federal Savings (the
 Association).

YEAR 2000

The year 2000 arrived without any business complications. The
 Company will
 continue to monitor
systems for any possible problems that may occur as the year proceeds.

INTEREST RATE RISK

The Company accepts a high level of interest rate volatility as a result of its policy to originate fixed-
rate single family home loans which are longer-term than the short-term characteristics of its liabilities of customer accounts and borrowed money. At December 31, 1999 the Company had a negative one year maturity gap of approximately 49% of total assets.

The interest rate spread declined to 2.62% at December 31, 1999 from 2.72% at
 September 30, 1999.
The decline was, in large part, due to a narrowing of the interest rate spread as the Federal Reserve raised short-term interest rates during the quarter. During this phase of the interest rate cycle, the
Company chose to leverage the balance sheet and increase its asset size. As a result, FHLB advances and other borrowed money increased to an equivalent of 31.6% of total assets at December 31, 1999 compared to 31.0% of total assets at September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company s net worth at December 31, 1999 was $715,689,000 or
 11.5% of
 total assets. This is
a decrease of $34,334,000 from September 30, 1999, when net worth was
 $750,023,000 or 12.2% of
total assets. The $34,334,000 decrease in the Company's net worth includes
 $12,594,000 of cash
dividends paid, stock repurchases of $36,514,000 and a
 $13,000,000 reduction
 in the valuation reserve
for available-for-sale securities. Net worth was increased by the
 $27,421,000
 generated from net
income and $353,000 of proceeds received from the exercise of common stock options. During the quarter ended December 31, 1999, 1,782,000 shares of common stock were repurchased at an average price of $20.49 under the Company's ongoing common stock repurchase program.
 During the quarter
ended December 31, 1999, the Board of Directors authorized an additional repurchase of 2.6 million shares, or approximately 5% of outstanding Washington Federal, Inc. common stock. This leaves a total of 3.4 million shares currently authorized by the Board of Directors as available for repurchase.

The Company's percentage of net worth to total assets is among the highest in the nation and the
Association's regulatory capital ratios are over three times the minimum required under Office of Thrift
Supervision ("OTS") regulations. Management believes this strong net worth position will help protect earnings against interest rate risk and enable it to compete more effectively for controlled growth through acquisitions and customer deposit increases.

The Company s cash and investment securities amounted to $183,455,000, a
 $16,665,000 increase from
a quarter ago.

The minimum liquidity levels of the Association are governed by the regulations of the OTS. Liquidity is defined as the ratio of average cash and eligible unpledged investment securities and mortgage-backed securities to the sum of average withdrawable savings plus short-term (one year) borrowings.
Currently, the Association is required to maintain total liquidity at four percent. At December 31,
1999, total liquidity was 9.55%.

CHANGES IN FINANCIAL POSITION

Available-for-sale and held-to-maturity securities. The Company purchased
 $10,232,000 of
mortgage-backed securities and $10,000,000 of investment securities during the first quarter of fiscal
2000, all of which have been categorized as available-for-sale.
 As of December
 31, 1999, the Company
had unrealized losses of $8,000,000 on available-for-sale securities, net of tax, which are recorded as part of stockholders' equity.

Loans receivable. Loans receivable increased 2% during the quarter to
 $4,485,483,000 at December
31, 1999 from $4,378,728,000 at September 30, 1999.

The Company measures loans that will not be repaid in accordance with their contractual terms using a discounted cash flow methodology or the fair value of the collateral for certain loans. Smaller balance loans are excluded with limited exceptions. At December 31, 1999, the
 Company's recorded investment
in impaired loans was $6,411,000, of which $5,846,000 had allocated reserves of $2,481,000. The average balance of impaired loans during the quarter was $7,483,000 and interest income(cash received)
from impaired loans was $89,000.

Costs in excess of net assets acquired. The Company periodically monitors these assets for potential impairment of which there was none at December 31, 1999. The
 Company will
 continue to evaluate
these assets and, if appropriate, provide for any diminuition in value.

Customer accounts. Customer accounts increased $47,911,000, or 1%, to
 $3,427,413,000 at
December 31, 1999 compared to  $3,379,502,000 at September 30,
 1999.

FHLB advances and other borrowings. Total borrowings increased to
 $1,970,372,000.  See Interest
Rate Risk above.









RESULTS OF OPERATIONS

Net interest income decreased $417,000 (1%) to $52,136,000 for the December
 1999 quarter from
$52,553,000 one year ago. This decrease was primarily due to the decrease in the net interest spread to 2.62% at December 31, 1999 compared to 2.72% at September 30,
 1999 and
 2.69% at December
31, 1998.

Interest income on loans increased $1,991,000 (2%) to $91,943,000 for the quarter ended December
1999 from $89,952,000 one year ago. The increase is primarily due to the increase in the average balance of loans from $4,139,661,000 at December 31, 1998 to $4,432,349,000 at
 December 31, 1999.
Average interest rates on loans decreased to 7.89% from 7.93% one year ago.

Interest income on mortgage-backed securities increased
 $5,028,000 (27%) to
 $23,894,000 for the
quarter ended December 31, 1999 versus $18,866,000 the same period one year ago. The increase is primarily due to the increase in the balance of mortgage-backed securities from $1,071,261,000 at
December 31, 1998 to $1,297,305,000 at December 31, 1999 as the
 Company
 purchased mortgage-
backed securities to supplement current loan production. The weighted average yield of 7.07% at
December 31, 1999 was lower than the 7.24% at December 31, 1998.

Interest on investments decreased $1,123,000 (20%) in the quarter versus the year ago quarter. The weighted average yield increased to 8.11% at December 31, 1999 compared with
 7.90% at December
31, 1998, however, combined investment securities and FHLB stock portfolio decreased to
$251,921,000 at December 31, 1999 versus $311,147,000 one year ago.

Interest expense on customer accounts increased $542,000 (1%) to
 $41,286,000
 for the quarter ended
December 31, 1999 from $40,744,000 for the same period one year ago. The increase related to the increase in customer accounts to $3,427,413,000 at December 31, 1999 from
 $3,260,533,000 at
December 31, 1998. The average cost of customer accounts decreased to 4.84% at quarter end compared to 4.99% one year ago.

Interest on FHLB advances and other borrowings increased
 $5,771,000 (27%) to
 $26,867,000 for the
December 1999 quarter compared to $21,096,000 for the same quarter one year ago. The increase was partially due to the increase in borrowings from $1,561,916,000 at December
 31, 1998 to
$1,970,372,000 at December 31, 1999. The average rates paid at December 31,
 1999 increased to
5.56% versus 5.37% at December 31, 1998.

Other income decreased $1,498,000 (44%) for the December 1999 quarter compared to the December

1998 quarter. The decrease in other income reflected several non-recurring transactions during the
December 1998 quarter, the largest of which provided the Company
 $1,000,000 of
 pre-tax  income.
Gains on the sale of available-for-sale securities totaled
 $598,000 in the
 December 1999 quarter. There
were no investment securities gains in the December 1998 quarter.





RESULTS OF OPERATIONS (continued)

Other expense increased $475,000 (4%) for the quarter ended
 December 1999
 compared to the
December 1998 quarter. Other expense for the December 1999 quarter equaled
 .77% of average assets
compared to .82% for the same quarter one year ago, while the number of staff, including part-time employees on a full-time equivalent basis, were 699 and 682 for the two periods, respectively.

Income taxes decreased $969,000 (6%) in the December 1999 quarter due to a lower taxable income base. The effective tax rate was 35.5% for December 1999 and 36.2%for the
 December 1998 quarter.

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




   /s/ Guy C. Pinkerton
February 11, 2000                    GUY C. PINKERTON
  Chairman and
  Chief Executive Officer





   /s/ Ronald L. Saper
February 11, 2000                    RONALD L. SAPER
  Executive Vice-President and
  Chief Financial Officer






    /s/ Joseph R. Runte
February 11, 2000                    JOSEPH R. RUNTE
  Vice-President and
  Controller