Form 10-Q
period 2000-03-31
WASHINGTON FEDERAL INC
filed 2000-05-15
CIK 936528

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

  For the quarterly period ended. .. . .. . .. . .         March 31, 2000


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

  For the transition period from                                 to



  For Quarter Ended        March 31, 2000             Commission file number
 0 25454

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

  (1)  Yes  X  .  No     .

  (2)  Yes  X  .  No     .

                     APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title of class:                                         April 30,
 2000

      Common stock, $1.00 par value                                52,289,346
 shares

                  WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                    PART I


Item 1.  Financial Statements

         The Consolidated Financial Statements of Washington Federal, Inc. and Subsidiaries
         filed as a part of the report are as follows:

         Consolidated Statements of Financial Condition as of March 31, 2000 and September 30, 1999 . . . . . . .
  Page 3

         Consolidated Statements of Operations for the three and six months ended March 31, 2000 and 1999. . . . . . .
  Page 4

         Consolidated Statements of Cash Flows for the six months ended March 31, 2000 and 1999 . . . . . . . . Page 5

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



              . . . . . . . . . . . . . . . . .March 31, 2000 September 30, 1999




                (In thousands, except per share data)
ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . .              $   30,574    $
 25,037
Available-for-sale securities . . . . . . . . .1,154,932      1,169,917
Held-to-maturity securities . . . . . . . . . .  305,531        324,752
Loans receivable. . . . . . . . . . . . . . . .4,586,528      4,378,728
Interest receivable . . . . . . . . . . . . . .   37,831         36,521
Premises and equipment, net . . . . . . . . . .   50,240         50,110
Real estate held for sale . . . . . . . . . . .   17,531         16,679
FHLB stock. . . . . . . . . . . . . . . . . . .  112,624        108,844
Costs in excess of net assets acquired. . . . .   44,556         47,583
Other assets. . . . . . . . . . . . . . . . . .                   6,533
  5,332



              . . . . . . . . . . . . . . . . .$6,346,880    $6,163,503
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Customer accounts
    Savings and demand accounts . . . . . . . .              $3,327,292
$3,291,857
    Repurchase agreements with customers. . . .                  85,820
 87,645



            . . . . . . . . . . . . . . . . . .3,413,112      3,379,502

FHLB advances . . . . . . . . . . . . . . . . .  600,000      1,454,000
Other borrowings, primarily securities sold under agreements to repurchase


 . . . . . . . . . . . . . . . . . . . . . . . .1,492,116        454,257
Advance payments by borrowers for taxes and insurance. .         22,419
 26,107
Federal and state income taxes. . . . . . . . .   46,946         52,504
Accrued expenses and other liabilities. . . . .                  47,965
 47,110



            . . . . . . . . . . . . . . . . . .5,622,558      5,413,480
Stockholders' equity
Common stock, $1.00 par value, 100,000,000 shares authorized;
   62,232,876 and 62,191,540 shares issued; 52,503,974 and
   54,232,061 shares outstanding. . . . . . . .   62,233         62,192
Paid-in capital . . . . . . . . . . . . . . . .  785,006        785,031
Valuation adjustment for available-for-sale securities, net of taxes
 (14,000)
 . . . . . . . . . . . . . . . . . . . . . . . . 5,000
Treasury stock, at cost; 9,728,902 and 7,949,479 shares.     (  181,926)    (
 146,186)
Retained earnings . . . . . . . . . . . . . . .                  73,009
 43,986



            . . . . . . . . . . . . . . . . . .   724,322       750,023



            . . . . . . . . . . . . . . . . . .$6,346,880    $6,163,503

CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share. . . . . . . . .$     13.80   $     13.83
Stockholders' equity to total assets. . . . . .      11.41%        12.17%
Loans serviced for others . . . . . . . . . . .              $   42,727     $
 48,198
Weighted average rates at period end
   Loans and mortgage-backed securities . . . .       7.76%         7.66%
   Investment securities* . . . . . . . . . . .       7.83          8.03
   Combined rate on loans, mortgage-backed securities and investment securities
 . . . . . . . . . . . . . . . . . . . . . . . .      7.76           7.68
   Customer accounts. . . . . . . . . . . . . .       4.95          4.71
   Borrowings . . . . . . . . . . . . . . . . .       5.85          5.40
      Combined cost of customer accounts and borrowings . . . . . . .
 5.29 4.96
   Interest rate spread . . . . . . . . . . . .       2.47          2.72
*Includes municipal bonds at tax equivalent yields
 WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)




    Quarter Ended March 31,            Six Months Ended March 31,


  2000
 . . . . . . . .     1999              2000        1999


     (In
 thousands, except per share data)
INTEREST INCOME
Loans. . . . . . . . . . . . $ 93,468 $ 87,322    $185,411  $177,274
Mortgage-backed securities .   23,743   21,016      47,637    39,882
Investment securities. . . .    4,362    4,923       8,814    10,498

 121,573
 . . . . . . . . . . 113,261  241,862  227,654

INTEREST EXPENSE
Customer accounts. . . . . .   41,228   39,744      82,514    80,488
FHLB advances and other borrowings . .  29,113      20,690    55,980
 41,786



 70,341
 . . . . . . . . . .  60,434  138,494              122,274

Net interest income. . . . .   51,232   52,827     103,368   105,380
Provision for loan losses. .               ---         204       ---
 383
Net interest income after provision for loan losses           51,232
 52,623   103,368
 . . . . . . . . . . 104,997

OTHER INCOME
Gain on sale of securities .    1,118    1,344       1,716     1,344
Other. . . . . . . . . . . .    1,466    2,141       2,797     5,568



 2,584
 . . . . . . . . . . . 3,485    4,513    6,912

OTHER EXPENSE
Compensation and fringe benefits . . .   6,752       6,844    13,498
 13,479
Federal insurance premiums .      177      466         657       900
Occupancy expense. . . . . .    1,076    1,024       2,086     2,008
Other. . . . . . . . . . . .    4,225    3,727       7,934     7,144

        12,230
 . . . . . . . . . . .12,061   24,175   23,531
Gains on real estate owned, net. . . .                 214        46
 607        94
Income before income taxes .   41,800   44,093      84,313    88,472
Income taxes . . . . . . . .   14,792   15,566      29,884    31,627
NET INCOME . . . . . . . . . $ 27,008 $ 28,527    $ 54,429  $ 56,845

PER SHARE DATA
Basic earnings per share . .         $     .51   $     .51              $
 1.02 $     1.01
Diluted earnings per share .         $     .51   $     .51              $
 1.02 $     1.01
Cash dividends . . . . . . .         $     .24   $     .22              $
 .48 $      .44
Weighted average number of shares outstanding,
  including dilutive stock options . .          52,644,135
 56,388,998 53,365,364    56,463,675
Return on average assets . .      1.71%    2.00%       1.74%     2.01%

                     WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                                            Six Months Ended
 March 31,
                                                             2000


 1999



                                                             (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income . . . . . . . . . . . . . . . . . .             $ 54,429


 $ 56,845
Adjustments to reconcile net income to net cash provided by operating activities
  Amortization of fees, discounts and premiums, net.       (  8,567)
          ( 14,373)
  Amortization of costs in excess of net assets acquired
             3,027
 . . . . . . . . . . . . . . . . . . . . 3,028
  Depreciation . . . . . . . . . . . . . . . .                1,140
             1,140
  Gains on investment securities and real estate held for sale
          (  2,322)
 . . . . . . . . . . . . . . . . . . .(  1,438)
  Decrease (increase) in accrued interest receivable         (1,310)
               404
  Increase in income taxes payable . . . . . .                4,442
             2,522
  FHLB stock dividends . . . . . . . . . . . .             (  3,780)
          (  3,943)
  Decrease (increase) in other assets. . . . .               (1,201)
             3,905
  Increase in accrued expenses and other liabilities            855
               924
Net cash provided by operating activities. . .               46,713
            49,014

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property . . . . . . . . .             (348,425)
          (491,348)
  Construction loans . . . . . . . . . . . . .             (210,508)
          (180,753)
  Land loans . . . . . . . . . . . . . . . . .             ( 48,597)
          ( 46,783)
  Loans refinanced . . . . . . . . . . . . . .             ( 12,622)
          (118,546)



                                           .(620,152)      (837,430)
Savings account loans originated . . . . . . .             (  1,337)
          (  1,958)
Loan principal repayments. . . . . . . . . . .              466,549
           849,517
Decrease in undisbursed loans in process . . .             ( 50,434)
           (20,509)
Loans purchased. . . . . . . . . . . . . . . .            (   1,194)
         (     256)
Purchase of available-for-sale securities. . .             (110,026)
          (413,749)
Principal payments and maturities of available-for-sale securities
 . . . . . . . . . . . . . . . . . . .  75,136              195,924
Sales of available-for-sale securities . . . .               23,356
            11,344
Principal payments and maturities of held-to-maturity securities


 . . . . . . . . . . . . . . . . . . . .19,484               76,524
Proceeds from sale of real estate held for sale  . .          6,061
             6,476
Premises and equipment purchased, net  . . . .              (1,270)
            (3,095)
Net cash used by investing activities. . . . .            (193,827)
          (137,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts. . . . . . .               33,610
           177,317
Increase (decrease) in short-term borrowings .              383,859
          ( 43,733)
Repayments of long-term borrowings . . . . . .             (200,000)
              ---
Proceeds from exercise of common stock options                  398
               328
Proceeds from employee stock ownership plan. .                3,573
               669
Treasury stock purchased . . . . . . . . . . .              (39,907)
           (16,271)
Dividends. . . . . . . . . . . . . . . . . . .             ( 25,194)
         (  24,459)
Decrease in advance payments by borrowers for taxes and insurance
 . . . . . . . . . . . . . . . . . . .(  3,688)           (   4,442)
Net cash provided by financing activities. . .               152,651
            89,409

Increase in cash . . . . . . . . . . . . . . . 5,537          1,211
Cash at beginning of period. . . . . . . . . .               25,037
            22,215
Cash at end of period. . . . . . . . . . . . .            $  30,574
         $  23,426

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities
  Real estate acquired through foreclosure . .            $   6,306
         $   9,617
Cash paid during the period for
  Interest . . . . . . . . . . . . . . . . . .              137,869
           123,728
  Income taxes . . . . . . . . . . . . . . . .               26,950
            28,871

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

NOTE B - Cash Dividend Paid

Dividends per share increased to 24 cents for the quarter ended March 31, 2000 compared with 22 cents for the same period one year ago. On April 28, 2000 the Company paid its 69th consecutive quarterly cash dividend.

NOTE C - Comprehensive Income

On October 1, 1998, the Company adopted the provisions of Statement of Financial
 Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The standard requires that comprehensive income and its components be disclosed in the financial statements. The Company's comprehensive income includes all items which comprise net income minus the unrealized holding losses on available-for-sale securities. In accordance with the provisions of SFAS No. 130, the Company's total comprehensive income for the quarters ended March 31, 2000 and March 31, 1999 totaled $21,008,000 and $23,527,000, respectively. The total comprehensive income for the six months ended March 31, 2000 and March 31, 1999 totaled $35,429,000 and $46,845,000, respectively. The difference between the Company's net income and total comprehensive income equals the change in the net unrealized loss on securities available-fo
r-sale
 during the applicable periods.

NOTE D - Earnings per Share

SFAS No. 128, "Earnings per Share"(SFAS No. 128)" was issued in February, 1997.
 Under
 SFAS No. 128, the Company is required to present both basic and diluted EPS on the face of its statement of operations. The following table provides a reconciliation of the numerators and denominators of the basic and diluted computations.
                               Income. . Shares        Per-Share
                            (Numerator) (Denominator)
 Amount
Basic EPS
  Income available to common
  stockholders              $54,429,000    53,095,957                   $1.02



Diluted EPS
  Income available to common stockholders
  plus assumed conversions  $54,429,000    53,365,364                   $1.02

GENERAL

Washington Federal, Inc. (the Company) is a savings and loan holding company.
 The
 Company's primary operating subsidiary is Washington Federal Savings (the Association).

INTEREST RATE RISK

The Company accepts a high level of interest rate volatility as a result of its policy to originate fixed-rate single family home loans which are longer term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At March 31, 2000 the Company had a negative one year maturity gap of approximately 49% of total assets.

The interest rate spread declined to 2.47% at March 31, 2000 from 2.72%at
 September
 30, 1999. The decline was, in large part, due to a narrowing of the interest rate spread as the Federal Reserve raised interest rates three times during the last six months. During this phase of the interest rate cycle, the Company chose to leverage the balance sheet and increase its asset size. As a result, FHLB advances and other borrowed money increased to an equivalent of 33.0% of total assets at March 31, 2000, compared to 31.0% of total assets at September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth  at March 31, 2000 was $724,322,000 or 11.4% of total assets.
 This is a decrease of $25,701,000 from September 30, 1999 when net worth was $750,023,000 or 12.2% of total assets. The decrease in the Company's net worth includes $25,194,000 of cash dividends paid, stock repurchases of $39,907,000 and a
 $19,000,000 reduction in the valuation reserve for available-for-sale securities. Net worth was increased by the $54,429,000 generated from net income and
 $ 3,971,000 of
 proceeds received from the exercise of common stock options and the purchase of stock by the ESOP(Employee Stock Ownership Plan). During the six months ended March
 31,
 2000, 1,992,000 shares of common stock were repurchased at an average price of $20.03 under the Company's ongoing common stock repurchase program. During the quarter ended
 December 31, 1999, the Board of Directors authorized an additional 2,600,000 shares available for repurchase. This leaves a total of 3.4 million shares available for repurchase under all authorizations as of March 31, 2000.

The Company's percentage of net worth to total assets is among the highest in the nation and the Association's regulatory capital ratios are over three times the minimum required under Office of Thrift Supervision (OTS) regulations. Management believes this strong net worth position will help protect earnings against interest rate risk and enable it to compete more effectively for controlled growth through acquisitions and increased customer deposits.

The Company's cash and investment securities amounted to $170,697,000, a
 $3,907,000
 increase from six months ago.


The minimum liquidity levels of the Association are governed by the regulations of the
 OTS. Liquidity is defined as the ratio of average cash and eligible unpledged investment securities and mortgage-backed securities to the sum of average withdrawable savings plus short-term (one year) borrowings. Currently, the Association is required to maintain total liquidity at four percent. At March 31,
 2000, total liquidity was 6.76%.


CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities. The Company purchased
 $80,026,000
of mortgage-backed securities and $30,000,000 of investment securities during the six month period, all of which were categorized as available-for-sale. As of March 31,
 2000, the Company had unrealized losses on available-for-sale securities of $14,000,000, net of tax, which were recorded as part of stockholders' equity.

Loans receivable. Loans receivable increased during the six-month period to $4,586,528,000 (5%) at March 31, 2000 from $4,378,728,000 at September 30,
 1999.

The Company measures loans that will not be repaid in accordance with their contractual terms using a discounted cash flow methodology or the fair value of the collateral for certain loans. Smaller balance loans are excluded with limited exceptions. At March 31, 2000, the Company's recorded investment in impaired loans was $12.1 million, of which $6.1 million had allocated reserves of $2.5 million. The average balance of impaired loans during the quarter was $10.4 million and interest income (cash received) from impaired loans was $78,000. For the six months ended
 March 31, 2000 the average amount of impaired loans was $9.8 million and interest income (cash received) from impaired loans was $167,000.

Costs in excess of net assets acquired. The Company periodically monitors costs in excess of net assets acquired for potential impairment of which there was none at
 March 31, 2000. The Company will continue to evaluate these assets and, if appropriate, provide for any diminuition in value of these assets.

Customer accounts. Customer accounts increased $33,610,000,  to $3,413,112,000
 (1%)
 at March 31, 2000 compared with $3,379,502,000 at September 30, 1999.




FHLB advances and other borrowings. Total borrowings increased to $2,092,116,000. See
 Interest Rate Risk above.







RESULTS OF OPERATIONS

Net interest income decreased $1,595,000 (3%) to $51,232,000 for the March 2000 quarter from $52,827,000 a year ago, while net interest income decreased $2,012,000
 (2%) to $103,368,000 for the six months ended March 31, 2000 from the $105,380,000 for the same period of 1999. The decrease was primarily due to the decrease in the net interest spread to 2.47% at March 31, 2000 compared to 2.62% at December 31, 1999 and 2.76% at March 31, 1999.

Interest income on loans increased $6,146,000 (7%) to $93,468,000 for the quarter
 ended March 31, 2000 from $87,322,000 for the same period one year ago. For the six months ended March 31, 2000 interest on loans increased $8,137,000 (5%) to $185,411,000 from $177,274,000 for the same period one year ago. The increase is
 primarily due to the increase in the average balance of loans from $4,139,356,000 for the six months ended March 31, 1999 to $4,481,916,000 (8%) for the six months ended
 March 31, 2000. Average interest rates on loans increased to 7.95% at March 31, 2000 from 7.83% one year ago.

Interest income on mortgage-backed securities increased $2,727,000 (13%) to
 $23,743,000 for the quarter ended March 31, 2000 versus the $21,016,000 for the quarter one year ago. Interest on mortgage-backed securities increased $7,755,000
 (19%) to $47,637,000 for the six months ended March 31, 2000 compared with the $39,882,000 for the same period one year ago. The average balance of mortgage
-backed
 securities increased to $1,322,230,000 (22%) for the six months ended March 31, 2000 from $1,087,138,000 for the six months ended March 31, 1999 as the Company purchased mortgage-backed securities to supplement current loan production. The weighted average yield of 7.10% at March 31, 2000 was up from the 7.07% at March 31, 1999.


Interest on investments decreased $561,000 (11%) to $4,362,000 for the quarter ended
 March 31, 2000 versus the $4,923,000 for the quarter one year ago. Interest on investments decreased $1,684,000 (16%) to $8,814,000 for the six months ended March
 31, 2000 compared with the $10,498,000 for the same period one year ago. The average balance of investments decreased to $255,949,000 (15%) for the six months ended March
 31, 2000 from $301,927,000 for the six months ended March 31, 1999. The weighted average yield was 7.83% at March 31, 2000 compared to 8.15% at March 31, 1999.

Interest expense on customer accounts increased $1,484,000 (4%) to $41,228,000 for the
 March 2000 quarter from $39,744,000 for the March 1999 quarter. Interest expense on customer accounts increased $2,026,000 (3%) to $82,514,000 for the six months ended
 March 31, 2000 versus $80,488,000 for the same period one year ago. The increase related to the increase in average customer accounts from $3,242,397,000 to $3,406,526,000 (5%) for the six months ended March 31, 1999 and 2000 respectively,
 and to the average cost of customer accounts which increased to 4.95% at quarter end compared to the 4.80% one year ago.





RESULTS OF OPERATIONS(continued)

Interest on FHLB advances and other borrowings increased $8,423,000 (41%) to
 $29,113,000 for the March 2000 quarter compared with $20,690,000 for the March 1999 quarter. The six-month figures increased $14,194,000 (34%) to $55,980,000 compared with $41,786,000 for the same period one year ago. The increase was partially due to the increase in the average total borrowings from $1,811,874,000 to $1,971,081,000
 (9%) for the six month periods ended March 31, 1999 and 2000, respectively. The average rates paid at March 31, 2000 increased to 5.85% versus 5.20% at March 31,
 1999.

Other income decreased $901,000 (26%) to $2,584,000 for the March 2000 quarter compared with the $3,485,000 for the March 1999 quarter. Gains on the sale of available-for-sale securities totalled $1,118,000 for the March 2000 quarter compared with $1,344,000 for the March 1999 quarter. Other income for the quarter ended March
 31, 1999 included a nonrecurring transaction of approximately $600,000. Other income decreased $2,399,000 (35%) to $4,513,000 for the six months ended March 31,
 2000
 versus $6,912,000 for the same period one year ago. Gains on the sale of available-
for-sale securities totalled $1,716,000 for the six months ended March 31, 2000.
 Gains
 on the sale of available-for-sale securities totalled $1,344,000 for the six month period ended March 31, 1999. The decrease in other income reflected several non-
recurring transactions, which provided the Company with approximately $2.3 million of pre-tax income in the six months ended March 31, 1999.

Other expense increased $169,000 (1%) and $644,000 (3%), respectively, for the quarter and six months ended March 31, 2000. Other expense for the quarter and six months ended March 31, 2000 equalled .78% and .77%, respectively, of average assets compared to .84% and .82%, respectively, for the same periods one year ago. The number of staff, including part-time employees on a full-time equivalent basis, were 702 at
 March 31, 2000 and 686 at March 31, 1999.

Income taxes decreased $774,000 (5%) and $1,743,000 (5%) for the quarter and six months ended March 31, 2000, respectively, when compared to the same periods one year ago due to lower taxable income. The effective tax rate was 35.5% for the six-month period ended March 31, 2000 and 35.7% for the same period ended March 31, 1999.

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

Not applicable

Item 3.                                Defaults Upon Senior Securities

Not applicable

Item 4.                                Submission of Matters to a Vote of
 Stockholders

The Annual Meeting of Stockholders of Washington Federal, Inc. was held on
 January 24,
 2000. Three nominees for election as Directors, John F. Clearman, H. Dennis Halvorson and Roy M. Whitehead were elected for three-year terms. W. Alden Harris was elected for a one-year term. The votes cast for John F. Clearman were
 49,110,944
 shares. The votes cast for H. Dennis Halvorson were 49,110,937 shares . The votes cast for Roy M. Whitehead were 49,132,142 shares. The votes cast for W. Alden Harris were 49,129,351.

The stockholders ratified the appointment of Deloitte & Touche LLP as Washington
 Federal, Inc.'s independent public accountants for fiscal 2000 with 49,283,295 votes cast for the proposal.

Item 5.                                Other Information

Not applicable

Item 6.                                Exhibits and Reports on Form 8-K

Not applicable

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



  /s/ Guy C. Pinkerton

May 15, 2000                         GUY C. PINKERTON
  Chairman and
  Chief Executive Officer






  /s/ Ronald L. Saper

May 15, 2000                         RONALD L. SAPER
  Executive Vice-President and
  Chief Financial Officer






  /s/ Joseph R. Runte

May 15, 2000                         JOSEPH R. RUNTE
  Vice-President and
  Controller