Form 10-Q
period 2000-06-30
WASHINGTON FEDERAL INC
filed 2000-08-14
CIK 936528

FORM 10-Q

	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

(Mark One)
[ X ] 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES     EXCHANGE ACT OF 1934

For the quarterly period ended					     June 30, 2000


[   ] 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 SECURITIES     EXCHANGE ACT OF 1934

For the transition period from                                 to


For Quarter Ended         June 30, 2000             Commission file number
 0-25454

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

(1)  Yes  X  .  No     .

(2)  Yes  X  .  No     .

	APPLICABLE ONLY TO CORPORATE ISSUERS

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of class:
 JULY 31, 2000

    Common stock, $1.00 par value                                52,065,944
 shares


	WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



	PART I


Item 1.	Financial Statements

The Consolidated Financial Statements of Washington Federal, Inc. and
 Subsidiaries
filed as a part of the report are as follows:

Consolidated Statements of Financial Condition as of June 30, 2000 and September 30, 1999
			Page 3

Consolidated Statements of Operations for the three and nine months ended June 30, 2000 and 1999
		Page 4

Consolidated Statements of Cash Flows for the nine months ended June 30, 2000 and 1999
		Page 5

Notes to Consolidated Financial Statements
		Page 6

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations							Page 7


	PART II


Item 1.		Legal Proceedings									Page 11

Item 2.		Changes in Securities									Page 11

Item 3.		Defaults upon Senior Securities							Page 11

Item 4.		Submission of Matters to a Vote of Stockholders					Page 11

Item 5.		Other Information									Page 11

Item 6.		Exhibits and Reports on Form 8-K							Page 11

Signatures										Page 12


	WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	(UNAUDITED)

 June 30, 2000 	September 30,
 1999

 (In thousands, except per share data)
ASSETS
Cash		$   27,363 	$    25,037
Available-for-sale securities		1,186,028 	  1,169,917
Held-to-maturity securities 		301,152 	324,752
Loans receivable		4,780,987 	4,378,728
Interest receivable		38,186 	36,521
Premises and equipment, net		50,600 	50,110
Real estate held for sale		17,118 	16,679
FHLB stock		114,444 	108,844
Costs in excess of net assets acquired		43,042 	47,583
Other assets		      6,481 	      5,332

	$6,565,401 	$6,163,503
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Customer accounts
    Savings and demand accounts		$3,312,221 	$3,291,857
    Repurchase agreements with customers		    88,336 	    87,645

	3,400,557 	3,379,502

FHLB advances		  904,000 	1,454,000
Other borrowings, primarily securities sold under agreements to repurchase
		1,415,127 	454,257
Advance payments by borrowers for taxes and insurance		16,179 	26,107
Federal and state income taxes		45,881 	52,504
Accrued expenses and other liabilities		    51,390 	    47,110
	5,833,134 	5,413,480
Stockholders' equity
Common stock, $1.00 par value, 100,000,000 shares authorized;
   62,260,705 and 62,191,540 shares issued; 52,059,803 and
   54,232,061 shares outstanding		62,261 	62,192
Paid-in capital		785,335 	785,031
Valuation adjustment for available-for-sale securities, net of taxes		 (11,000)
 	5,000
Treasury stock, at cost; 10,200,902 and 7,959,479 shares		(  190,504)
	(  146,186)
Retained earnings		    86,175 	    43,986

 732,267 	   750,023

	$6,565,401 	$6,163,503

CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share		$     14.07	$     13.83
Stockholders' equity to total assets		    11.15%	12.17%
Loans serviced for others		$   39,992 	$   48,198
Weighted average rates at period end
   Loans and mortgage-backed securities		     7.86%	 7.66%
   Investment securities*		    7.83 	8.03
   Combined rate on loans, mortgage-backed securities and investment securities
 7.86 	 7.68
   Customer accounts		     5.32 	4.71
   Borrowings		     6.30 	5.40
      Combined cost of customer accounts and borrowings		     5.72 	4.96
   Interest rate spread		     2.14 	2.72
*Includes municipal bonds at tax equivalent yields


	WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF OPERATIONS
	(UNAUDITED)


	Quarter Ended  June 30,	Nine Months Ended  June 30,

 2000
     	    1999    	    2000    	    1999

 (In thousands, except per share data)
INTEREST INCOME
Loans		$ 97,195 	$ 87,458 	$282,606 	$264,732
Mortgage-backed securities		23,907 	20,348 	 71,544 	60,230
Investment securities		   4,209 	   4,471 	  13,023 	  14,969

	125,311
 	112,277 	367,173 	339,931

INTEREST EXPENSE
Customer accounts		43,500 	39,544 	126,014 	120,032
FHLB advances and other borrowings		  32,990 	 19,842 	  88,970 	  61,628

 76,490
 	  59,386 	214,984 	  181,660

Net interest income		48,821 	52,891 	152,189 	 158,271
Provision for loan losses		     ---- 	     301 	      ---     	     684
Net interest income after provision for loan losses   	  48,821 	 52,590
 152,189 	 157,587

OTHER INCOME
Gain on sale of securities		1,110 	 1,403 	2,826 	 2,747
Other		 1,585 	   1,626 	   4,382 	   7,194

	2,695
 	3,029 	7,208 	9,941

OTHER EXPENSE
Compensation and fringe benefits		6,727 	6,659 	20,225 	20,138
Federal insurance premiums		174 	  461 	  831 	 1,361
Occupancy expense		  1,009 	  967 	3,095 	2,975
Other		   3,406 	   3,421 	  11,340 	  10,565

	11,316
 	11,508 	35,491 	35,039
Gain on real estate owned, net		       147 	      10 	      754 	     104
Income before income taxes		40,347 	44,121 	124,660 	132,593
Income taxes		  14,059 	  15,373 	  43,943 	  47,000
NET INCOME		$ 26,288 	$ 28,748 	$ 80,717 	$ 85,593

PER SHARE DATA
Basic earnings per share		$     .51 	$     .53 	$      1.53 	$     1.54
Diluted earnings per share		$     .50 	 $     .52 	$      1.52 	$     1.53
Cash dividends		$     .25 	$     .23 	$       .73 	$      .67
Weighted average number of shares outstanding,
  including dilutive stock options		52,546,731 	55,219,596 	53,092,594
	56,053,157
Return on average assets		1.63% 	2.01% 	1.70%	2.01%


	WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(UNAUDITED)
 	       	      Nine Months Ended
 June 30,
	    2000
  1999

 (In
 thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income		$ 80,717 	$ 85,593
Adjustments to reconcile net income to net cash provided by operating activities
  Amortization of fees, discounts and premiums, net		      (12,695)	(20,315)
  Amortization of costs in excess of net assets acquired 		       4,541 	4,542
  Depreciation		      1,710 	1,710
  Gain on investment securities and real estate held for sale		(3,580)
	(2,851)
  Decrease (increase) in accrued interest receivable		        (1,665) 	2,226
  Increase in income taxes payable		  2,377 	 2,475
  FHLB stock dividends		(5,600)	( 5,841)
  Decrease (increase) in other assets		   (1,149) 	  3,896
  Increase (decrease) in accrued expenses and other liabilities		   4,280
	       (1,406)
Net cash provided by operating activities		  68,936 	  70,029

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property		(661,810)	(768,425)
  Construction loans		(352,180)	(303,742)
  Land loans		( 80,937)	( 73,792)
  Loans refinanced		 ( 19,434)	(148,717)

	(1,114,361)	(1,294,676)
Savings account loans originated		( 2,324)	(  3,183)
Loan principal repayments		  723,361 	1,194,042
Increase (decrease) in undisbursed loans in process		(4,105)	    15,410
Loans purchased		( 1,499)	( 452)
Purchase of available-for-sale securities		(169,574)	(423,749)
Principal payments and maturities of available-for-sale securities
		 97,879 	262,033
Sales of available-for-sale securities		34,467 	 22,726
Purchase held-to-maturity securities		(4,010)	---
Principal payments and maturities of held-to-maturity securities
 27,992 	 104,128
Proceeds from sale of real estate held for sale 		 8,240 	10,082
Premises and equipment purchased, net 		(2,200)	(2,938)
Net cash used by investing activities		 (406,134)	  (116,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts		 21,055 	204,243
Decrease (increase) in short-term borrowings		610,870	(62,735)
Repayments of long-term borrowings		     (200,000)	---
Proceeds from exercise of common stock options		    755 	    972
Proceeds from employee stock ownership plan		3,573 	   669
Treasury stock purchased		(48,485)	 (43,808)
Dividends		( 38,316)	( 36,753)
Decrease in advance payments by borrowers for taxes and insurance		(
 9,928)	( 10,874)
Net cash provided by financing activities		 339,524 	  51,714

Increase in cash		2,326 	    5,166
Cash at beginning of period		  25,037 	  22,215
Cash at end of period		$  27,363 	$  27,381

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Noncash investing activities
  Real estate acquired through foreclosure		$   7,925 	$  12,768
Cash paid during the period for
  Interest		214,021 	184,364
  Income taxes		42,518 	  44,022


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

NOTE B - Cash Dividend Paid

Dividends per share increased to 25 cents for the quarter ended June 30, 2000 compared with 23 cents for the same period one year ago. On July 28, 2000 the Company paid its 70th consecutive quarterly cash dividend.

NOTE C - Comprehensive Income

On October 1, 1998, the Company adopted the provisions of Statement of Financial
 Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". The standard requires that comprehensive income and its components be disclosed in the financial statements. The Company's comprehensive income includes all items which comprise net income plus the unrealized holding gains or (losses) on available
-for-sale securities. In accordance with the provisions of SFAS No. 130, the Company's total comprehensive income for the quarters ended June 30, 2000 and June
 30, 1999 totaled $29,288,000 and $13,748,000, respectively. The total comprehensive income for the nine months ended June 30, 2000 and June 30, 1999 totaled $64,717,000 and $60,593,000, respectively. The difference between the Company's net income and total comprehensive income equals the change in the net unrealized gain or loss on securities available-for-sale during the applicable periods.

NOTE D - Earnings per Share

SFAS No. 128, "Earnings per Share"(SFAS No. 128)" was issued in February, 1997.
 Under SFAS No. 128, the Company is required to present both basic and diluted
 EPS
 on the face of its statement of operations. The following table provides a reconciliation of the numerators and denominators of the basic and diluted computations.
   Income	                 Shares
 	  Per-Share
(Numerator)	(Denominator)		Amount

Basic EPS	$80,717,000	   52,837,191		$1.53

Dilutive effective of common stock options	       255,403

Diluted EPS	$80,717,000	   53,092,594		$1.52



GENERAL

Washington Federal, Inc. (the Company) is a savings and loan holding company.
 The
 Company's primary operating subsidiary is Washington Federal Savings (the Association).

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans which are longer term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At June 30, 2000 the Company had a negative one year maturity gap of approximately 45% of total assets.

The interest rate spread declined to 2.14% at June 30, 2000 from 2.72% at September
 30, 1999. The decline was, in large part, due to a narrowing of the interest rate spread as the Federal Reserve raised interest rates four times during the last nine months. During this phase of the interest rate cycle the Company chose to leverage the balance sheet and increase its asset size. As a result, FHLB advances and other borrowed money increased to an equivalent of 35.3% of total assets at June 30, 2000, compared to 31.0% of total assets at September 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth at June 30, 2000 was $732,267,000 or 11.2% of total assets. This is a decrease of $17,756,000 from September 30, 1999 when net worth was $750,023,000 or 12.2% of total assets. The decrease in the Company's net worth included $38,316,000 of cash dividends paid, $16,000,000 of reduction in the after-tax market valuation of available-for-sale securities and stock repurchases of $48,485,000 during the nine months ended June 30, 2000. Net worth increased by
 $80,717,000 from net income and $4,328,000 of proceeds received from the exercise of common stock options and the purchase of stock by the Employee Stock Ownership
 Plan(ESOP). During the nine months ended June 30, 2000, 2,464,022 shares of common stock were repurchased at an average price of $19.68 under the Company's ongoing common stock repurchase program. During the quarter ended December 31, 1999, the
 Board of Directors authorized an additional 2,600,000 shares available for repurchase. This leaves a total of 2.9 million shares available for repurchase under all authorizations as of June 30, 2000.

The Company's percentage of net worth to total assets is among the highest in the nation and is approximately three times the minimum required under Office of Thrift Supervision (OTS) regulations. Management believes this strong net worth position will help protect earnings against interest rate risk and enable it to compete more effectively for controlled growth through acquisitions and increased customer deposits.

The Company's cash and investment securities amounted to $170,490,000, a
 $3,700,000
 increase from nine months ago.
LIQUIDITY AND CAPITAL RESOURCES(continued)

The minimum liquidity levels of the Association are governed by the regulations of the OTS. Liquidity is defined as the ratio of average cash and eligible unpledged investment securities and mortgage-backed securities to the sum of average withdrawable savings plus short-term (one year) borrowings. Currently, the Association is required to maintain total liquidity at four percent. At June 30,
 2000, total liquidity was 5.90%.

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities. The Company purchased
 $139,574,000 of mortgage-backed securities and $30,000,000 of investment securities during the nine month period, all of which were categorized as available-for-sale. The Company purchased $4,010,000 of investment securities during the nine month period which were categorized as held-to-maturity. As of June 30, 2000, the Company had unrealized losses on available-for-sale securities of $11,000,000, net of tax, which were recorded as part of stockholders' equity.

Loans receivable. Loans receivable increased (9%) during the nine month period to $4,780,987,000 at June 30, 2000 from $4,378,728,000 at September 30, 1999.

The Company measures loans that will not be repaid in accordance with their contractual terms using a discounted cash flow methodology or the fair value of the collateral for certain loans. Smaller balance loans are excluded with limited exceptions. At June 30, 2000, the Company's recorded investment in impaired loans was $9.1 million which had allocated reserves of $2.1 million. Loans of $5.3 million did not require reserves. The average balance of impaired loans during the quarter was $13.3 million and interest income (cash received) from impaired loans was $76,000. For the nine months ended June 30, 2000 the average amount of impaired loans was $10.9 million and interest income (cash received) from impaired loans was $207,000.

Costs in excess of net assets acquired. The Company periodically monitors costs in excess of net assets acquired for potential impairment of which there was none at June 30, 2000. The Company will continue to evaluate these assets and, if appropriate, provide for any diminution in value of these assets.

Customer accounts. Customer accounts increased $21,055,000, or 1% to
 $3,400,557,000 at      June 30, 2000 compared with $3,379,502,000 at September
 30,
 1999.

FHLB advances and other borrowings. Total borrowings increased to $2,319,127,000. See Interest Rate Risk above.




RESULTS OF OPERATIONS

Net interest income decreased $4,070,000 (8%) to $48,821,000 for the June 2000 quarter from $52,891,000 a year ago, while net interest income decreased $6,082,000 (4%) to $152,189,000 for the nine months ended June 30, 2000 from the
 $158,271,000 for the same period of 1999. The decrease was primarily due to the decrease in the net interest spread to 2.14% at June 30, 2000, compared to 2.62%
 at December 31, 1999 and 2.78% at June 30, 1999.

Interest income on loans increased $9,737,000 (11%) to $97,195,000 for the quarter
 ended June 30,  2000 from $87,458,000 for the same period one year ago.  For the
 nine months ended June 30, 2000 interest on loans increased $17,874,000 (7%) to $282,606,000 from $264,732,000 for the same period one year ago. The increase is primarily due to the increase in the average balance of loans from
 $4,154,993,000
 for the nine months ended June 30, 1999 to $4,544,548,000 (9%) for the nine months ended June 30, 2000. Average interest rates on loans increased to 8.07% at June 30, 2000 from 7.80% one year ago.

Interest income on mortgage-backed securities increased $3,559,000 (17%) to $23,907,000 for the quarter ended June 30, 2000 versus the $20,348,000 for the quarter one year ago. Interest on mortgage-backed securities increased $11,314,000 (19%) to $71,544,000 for the nine months ended June 30, 2000 compared
 with the $60,230,000 for the same period one year ago. The average balance of mortgage-backed securities increased to $1,320,405,000 (20%) for the nine months ended June 30, 2000 from $1,098,724,000 for the nine months ended June 30, 1999 as the Company purchased $139,574,000 in mortgage-backed securities to supplement current loan production. The weighted average yield of 7.11% at June 30, 2000 was up from the 7.05% at June 30, 1999.

Interest on investments decreased $262,000 (6%) to $4,209,000 for the quarter ended
 June 30, 2000 versus the $4,471,000 for the same quarter one year ago. Interest on investments decreased $1,946,000 (13%) to $13,023,000 for the nine months ended June 30, 2000 compared with the $14,969,000 for the same period one year ago. The average balance of investments decreased to $254,822,000 (12%) for the nine month
 period ended June 30, 2000 from $288,591,000 for the nine month period ended
 June
 30, 1999. The weighted average yield was 7.83% at June 30, 2000 compared to
 8.04%
 at June 30, 1999.

Interest expense on customer accounts increased $3,956,000 (10%) to $43,500,000 for
 the June 2000 quarter from $39,544,000 for the June 1999 quarter. Interest expense on customer accounts increased $5,982,000 (5%) to $126,014,000 for the nine months ended June 30, 2000 versus $120,032,000 for the same period one year ago. The increase related to the increase in average customer accounts from $3,276,599,000 to $3,406,188,000 (4%) for the nine months ended June 30, 1999 and 2000, respectively, and to the average cost of customer accounts which increased to 5.32% at June 30, 2000 compared to 4.70% one year ago.



RESULTS OF OPERATION(continued)

Interest on FHLB advances and other borrowings increased $13,148,000 (66%) to
 $32,990,000 for the June 2000 quarter compared with the $19,842,000 for the
 June
 1999 quarter.  The nine-month figures increased $27,342,000 (44%) to
 $88,970,000
 compared with the $61,628,000 for the same period one year ago. The increase was
 partially due to the increase in the average total borrowings from
 $1,540,820,000
 to $2,035,093,000 (32%) for the nine months ended June 30, 1999 and      June
 30,
 2000, respectively, and to the  average cost of  borrowings which increased to
 6.30% at      June 30, 2000 compared with 5.30% at June 30, 1999.

Other income decreased $334,000 (11%) to $2,695,000 for the June 2000 quarter compared with the $3,029,000 for the June 1999 quarter. Other income decreased $2,733,000 (27%) to $7,208,000 for the nine months ended June 30, 2000 versus $9,941,000 for the same period one year ago. Gains on the sale of available
-for
-sale securities totaled $1,110,000 and $2,826,000 for the quarter and nine months
 ended June 30, 2000, respectively. Gains on the sale of available-for-sale securities totaled $1,403,000 and $2,747,000 for the quarter and nine months ended
 June 30, 1999. The decrease in other income resulted from a gain of $600,000 on the sale of a branch location and several non-recurring transactions that resulted
 in a gain of $1.8 million during the nine months ended           June 30, 1999.

Other expense decreased $192,000 (2%) for the quarter ended June 30, 2000 compared
 to the      June 30, 1999 quarter. Other expense increased $452,000 (1%) for the
 nine months ended June 30,   2000 compared to the same period one year ago.
 Other
 expense for the quarter and nine months ended June 30, 2000 equaled .70% and .75%, respectively, of average assets compared to .80% and .82%, respectively, for the same periods one year ago. The number of staff, including part-time employees on a full-time equivalent basis, were 686 at June 30, 2000 and 696 at June 30, 1999.

Income taxes decreased $1,314,000 (9%) and $3,057,000 (7%) for the quarter and nine months ended June 30, 2000, respectively, when compared to the same period one year ago. The effective tax rate was 35.25% for the nine month period ended June
 30, 2000 and 35.5% for the same period ended June 30, 1999.

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



/s/ Guy
 C.
 Pinkerton
August 14, 2000	GUY C.
 PINKERTON
Chairman
 and
Chief
 Executive Officer





/s/
 Ronald
 L. Saper


August 14, 2000	RONALD L.
 SAPER
Executive
 Vice
-President and
Chief
 Financial Officer






/s/
 Joseph
 R. Runte

August 14, 2000	JOSEPH R.
 RUNTE
Vice
-President and
Controll
er





	WASHINGTON FEDERAL, INC. AND SUBSIDIARIES