Form 10-K405
period 2000-09-30
WASHINGTON FEDERAL INC
filed 2000-12-22
CIK 936528

================================================================================

                                    FORM 10-K

                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000.

                                       OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to ______________

                         Commission File Number: 0-25454

                            Washington Federal, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Washington                                       91-1661606
---------------------------------             ----------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)

  425 Pike Street, Seattle, Washington                       98101
----------------------------------------      ----------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 1, 2000, the aggregate market value of the 50,555,253 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 1,618,337 shares held by all directors and executive officers of the Registrant as a group, was $1,188,048,446. This figure is based on the closing sale price of $23.50 per share of the Registrant's Common Stock on December 1, 2000, as reported in The Wall Street Journal on December 4, 2000.

Number of shares of Common Stock outstanding as of December 1, 2000: 52,173,590

                       DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2000, are incorporated into Part II, Items 5-8 of this Form 10-K.

(2) Portions of the Registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

        Washington Federal, Inc. (Company), formed in November 1994, is a Washington corporation headquartered in Seattle, Washington. The Company is a non-diversified unitary savings and loan holding company within the meaning of the Home Owners' Loan Act (HOLA) which conducts its operations through a federally insured savings and loan association subsidiary, Washington Federal Savings and Loan Association (Washington Federal or Association). As such, the Company is registered as a holding company with the Office of Thrift Supervision
(OTS) and is subject to OTS regulation, examination, supervision and reporting requirements.

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

        The business of Washington Federal consists primarily of attracting savings deposits from the general public and investing these funds in loans secured by first mortgage liens on single-family dwellings, including loans for the construction of such dwellings, and to a significantly lesser extent, on commercial property and multi-family dwellings. It also originates other types of loans for its portfolio and invests in certain United States Government and agency obligations and other investments permitted by applicable laws and regulations. Washington Federal has 108 offices located in Washington, Oregon, Idaho, Arizona, Utah and Nevada, all of which are full service branches. Through subsidiaries, the Association is engaged in real estate development and insurance brokerage activities.

        The principal sources of funds for the Association's activities are retained earnings, loan repayments (including prepayments), net savings inflows, sales of loans, loan participations and other assets and deposits and borrowings. Washington Federal's principal sources of revenue are interest on loans, interest and dividends on investments and gains on sale of investments and real estate. Its principal expenses are interest paid on savings, general and administrative expenses, interest on borrowings and income taxes.

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

                    AVERAGE STATEMENTS OF FINANCIAL CONDITION

                                                                        Year Ended September 30,
                                             ----------------------------------------------------------------------------
                                                                1998                                       1999
                                             ---------------------------------------------      -------------------------
                                               Average                          Average          Average
                                               Balance        Interest           Rate            Balance        Interest
                                             ----------      ----------      -------------      ----------     ----------
                                                                        (Dollars in Thousands)
ASSETS

Loans(1)                                     $4,166,420      $  364,801               8.76%     $4,191,658     $  353,930
Mortgage-backed securities                      907,265          70,099               7.73       1,132,638         82,331
Investment securities                           279,442          18,238               6.53         174,848         11,502
FHLB stock                                       96,405           7,466               7.74         104,013          7,814
                                             ----------      ----------      -------------      ----------     ----------
    Total interest-earning assets             5,449,532         460,604               8.45       5,603,157        455,577
Other assets                                    193,397                                            189,085
                                             ----------                                         ----------
Total assets                                 $5,642,929                                         $5,792,242
                                             ==========                                         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Checking accounts                            $   91,800           2,153               2.35          98,850          2,266
Passbook and statement accounts                 173,189           6,048               3.49         166,428          5,225
Insured money market accounts                   418,205          16,890               4.04         504,609         20,057
Certificate accounts (time deposits)          2,274,557         126,757               5.57       2,434,148        127,464
Repurchase agreements with customers             79,652           4,252               5.34          98,155          4,930
FHLB advances                                 1,210,362          67,816               5.60       1,076,263         59,275
Securities sold under
     agreements to repurchase                   400,202          22,521               5.63         396,098         19,995
Federal funds purchased                         102,407           5,796               5.66         105,992          5,278
                                             ----------      ----------      -------------      ----------     ----------
     Total interest-bearing liabilities       4,750,374         252,233               5.31       4,880,543        244,490
Other liabilities                               139,686                                            150,126
                                             ----------                                         ----------
     Total liabilities                        4,890,060                                          5,030,669
Stockholders' equity                            752,869                                            761,573
                                             ----------                                         ----------
     Total liabilities
         and stockholders' equity            $5,642,929                                         $5,792,242
                                             ==========      ----------      -------------      ==========     ----------
Net interest income/Interest rate spread                     $  208,371               3.14%                    $  211,087
                                                             ==========      =============                     ==========

Net interest margin(2)                                                                3.82%
                                                                             =============

                                                                 Year Ended September 30,
                                             --------------------------------------------------------------
                                                 1999                             2000
                                             -------------      -------------------------------------------
                                               Average           Average                        Average
                                                 Rate            Balance        Interest          Rate
                                             -------------      ----------     ----------     -------------
                                                                  (Dollars in Thousands)
ASSETS

Loans(1)                                              8.44%     $4,624,138     $  384,852              8.32%
Mortgage-backed securities                            7.27       1,323,591         95,737              7.23
Investment securities                                 6.58         143,810          9,967              6.93
FHLB stock                                            7.51         111,714          7,470              6.69
                                             -------------      ----------     ----------     -------------
    Total interest-earning assets                     8.13       6,203,253        498,026              8.03
Other assets                                                       190,031
                                                                ----------
Total assets                                                    $6,393,284
                                                                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Checking accounts                                     2.29         101,891          2,371              2.33%
Passbook and statement accounts                       3.14         149,199          4,471              3.00
Insured money market accounts                         3.97         556,481         22,792              4.10
Certificate accounts (time deposits)                  5.24       2,504,682        138,049              5.51
Repurchase agreements with customers                  5.02          91,945          5,052              5.49
FHLB advances                                         5.51         802,818         46,738              5.82
Securities sold under
     agreements to repurchase                         5.05         960,963         58,818              6.12
Federal funds purchased                               4.98         351,642         21,220              6.03
                                             -------------      ----------     ----------     -------------
     Total interest-bearing liabilities               5.01       5,519,621        299,511              5.43
Other liabilities                                                  137,718
                                                                ----------
     Total liabilities                                           5,657,339
Stockholders' equity                                               735,945
                                                                ----------
     Total liabilities
         and stockholders' equity                               $6,393,284
                                             -------------      ==========     ----------     -------------
Net interest income/Interest rate spread              3.12%                      $198,515              2.60%
                                             =============                     ==========     =============

Net interest margin(2)                                3.77%                                            3.20%
                                             =============                                    =============

(1) The average balance of loans includes nonaccruing loans, interest on which is recognized on a cash basis.

(2) Net interest income divided by average interest-earning assets.

LENDING ACTIVITIES

        GENERAL. The Association's net portfolio of loans and mortgage-backed securities totaled $6.277 billion at September 30, 2000, representing approximately 93% of its total assets. In recent years, the Company has concentrated its lending activities on the origination of conventional loans, which are loans that are neither insured nor guaranteed by agencies of the United States Government. The Company's investment in mortgage-backed securities issued or guaranteed by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and certain privately insured mortgage-backed securities amounted to $1.328 billion (net of discounts and premiums) at September 30, 2000, and is deemed to be part of the Company's loan portfolio.

        Washington Federal has historically concentrated its lending activity on the origination of long-term fixed-rate single-family first lien mortgage loans, single-family construction loans and land development loans. Although mortgage loans may be written with adjustable interest rates, the Association does not emphasize adjustable-rate loans.

        The following table sets forth the composition of the Company's gross loan and mortgage-backed securities portfolio, by loan type and security type, as of September 30 for the years indicated.

                                                      1996                          1997                    1998
                                           -------------------------      -------------------------      ----------
                                             Amount         Percent         Amount        Percent          Amount
                                           ----------     ----------      ----------     ----------      ----------
                                                               (Dollars in Thousands)
Loans by type of loan Real estate:
   Conventional:
    Permanent                              $3,241,789           66.6%     $3,719,185           68.9%     $3,689,755
    Land development                          172,146            3.5         158,706            2.9         160,879
    Construction(1)                           548,302           11.2         542,394           10.0         562,689
   Insured or guaranteed:
     FHA                                       18,123             .4          26,641             .5          19,330
     VA                                        18,169             .4          17,797             .3          15,829
   Mortgage-backed
   securities (residential)(2)                865,887           17.8         931,456           17.3         949,892
Savings account loans                           3,576             .1           3,954             .1           3,094
Consumer                                        1,488             --           1,089             --             673
                                           ----------     ----------      ----------     ----------      ----------
   Total(3)                                $4,869,480          100.0%     $5,401,222          100.0%     $5,402,141
                                           ==========     ==========      ==========     ==========      ==========

Loans by type of security Residential:
      Single-family(4)                     $3,879,092           79.7%     $4,222,566           78.2%     $4,258,722

      Other dwelling units                     74,108            1.5         122,038            2.2         105,022
Income property                                45,329             .9         120,119            2.2          84,738
Mortgage-backed
  securities (residential)(2)                 865,887           17.8         931,456           17.3         949,892
Savings account loans                           3,576             .1           3,954             .1           3,094
 Consumer                                       1,488             --           1,089             --             673
                                           ----------     ----------      ----------     ----------      ----------
      Total(3)                             $4,869,480          100.0%     $5,401,222          100.0%     $5,402,141
                                           ==========     ==========      ==========     ==========      ==========

                                            1998                    1999                            2000
                                          ----------      -------------------------      -------------------------
                                           Percent          Amount        Percent          Amount         Percent
                                          ----------      ----------     ----------      ----------     ----------
                                                                   (Dollars in Thousands)
Loans by type of loan Real estate:
   Conventional:
    Permanent                                   68.3%     $3,908,177           64.1%     $4,425,790           66.9%
    Land development                             3.0         170,479            2.8         180,745            2.7
    Construction(1)                             10.4         620,459           10.2         646,823            9.8
   Insured or guaranteed:
     FHA                                          .3          14,616             .2          12,200             .2
     VA                                           .3          13,217             .2          12,484             .2
   Mortgage-backed
   securities (residential)(2)                  17.6       1,366,278           22.5       1,339,214           20.2
Savings account loans                             .1           2,731             --           1,769             --
Consumer                                          --             395             --             187             --
                                          ----------      ----------     ----------      ----------     ----------
   Total(3)                                    100.0%     $6,096,352          100.0%     $6,619,212          100.0%
                                          ==========      ==========     ==========      ==========     ==========

Loans by type of security Residential:
      Single-family(4)                          78.7%     $4,455,275           73.0%     $4,989,743           75.4%

      Other dwelling units                       2.0         206,347            3.4         234,381            3.6
Income property                                  1.6          65,326            1.1          53,918             .8
Mortgage-backed
  securities (residential)(2)                   17.6       1,366,278           22.5       1,339,214           20.2
Savings account loans                             .1           2,731             --           1,769             --
 Consumer                                         --             395             --             187             --
                                          ----------      ----------     ----------      ----------     ----------
      Total(3)                                 100.0%     $6,096,352          100.0%     $6,619,212          100.0%
                                          ==========      ==========     ==========      ==========     ==========


(1) Includes construction loans that have been modified to monthly payment loans, due in full in approximately one year, in the amount of $15.9 million, $17.8 million, $17.6 million, $10.4 million and $8.6 million at September 30, 1996, 1997, 1998, 1999 and 2000, respectively.

(2) For additional information, see Note C to the Consolidated Financial Statements.

(3) After netting undisbursed proceeds on loans in process, deferred fees, discounts on loans, and allowances for possible losses against the applicable loan amounts, the Association's net loan portfolio amounted to $4.6 billion, $5.1 billion, $5.1 billion, $5.7 billion and $6.3 billion at September 30, 1996, 1997, 1998, 1999 and 2000, respectively.

(4) Includes condominium units (which are deemed to be single-family residences regardless of the number of units in the structure in which they are located), as well as land and construction loans for single-family residences.

        The following table summarizes the scheduled contractual gross loan maturities for the Association's total loan and mortgage-backed securities portfolios due for the periods indicated as of September 30, 2000. Amounts are presented prior to deduction of discounts, premiums, loans in process, deferred loan origination fees and allowance for loan losses. Adjustable rate loans are shown in the period in which loan principal payments are contractually due.


                                                                              Maturity Distribution
                                                                 ------------------------------------------------
                                        Balance Outstanding at   Less than            1 to 5            After 5
                                          September 30, 2000       1 year              years              years
                                        ----------------------   ----------         ----------         ----------
                                                                 (Dollars In Thousands)
One- to four-family real estate loans         $4,162,175         $   10,080         $   27,836         $4,124,259
GNMA, FHLMC, FNMA and other
   mortgage-backed securities                  1,339,214                 --                245          1,338,969
Construction and land development
   loans                                         827,568            612,041             33,991            181,536
Income property and other residential            288,299              6,957             36,340            245,002
Savings account loans                              1,769              1,748                 --                 21
Consumer loans                                       187                 30                 88                 69
                                              ----------         ----------         ----------         ----------
                                              $6,619,212         $  630,856         $   98,500         $5,889,856
                                              ==========         ==========         ==========         ==========

Loans maturing after one year:

Fixed-interest rates                          $5,262,257

Floating or adjustable interest rates            726,099
                                              ----------
Total                                         $5,988,356
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

        LENDING PROGRAMS AND POLICIES. The Association specializes in residential real estate lending and has no present plans to expand its operations into consumer or commercial business loans. The Association offers "balloon" payment loans, which are amortized on a 20 or 30 year basis but which have a maturity date for the principal balance of a much shorter period. The Association also provides land acquisition and development loans ("land development loans") and construction loans for single-family residences. The interest rate on these loans generally adjusts every 90 days in accordance with a designated index. Land development and construction loans amounted to $827.6 million or 13% of the Association's gross loan portfolio (including mortgage-backed securities) at September 30, 2000. The Association offers a multi-family (five or more dwelling units) lending program with strict underwriting guidelines, including a $2.5 million limit on any one loan.

        Many of the associations acquired by Washington Federal offered a variety of lending products, including commercial real estate and non-real estate secured loans, consumer secured loans and non-secured lines of credit. All commercial, consumer and line of credit lending has been discontinued and lending has been redirected toward the Association's traditional lending practices of single-family residential loans. The loans acquired, other than single-family residential real estate loans, are being serviced and payoffs are encouraged.

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

        Construction lending is generally considered to involve a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers, as well as the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans also is such that they are generally more difficult to evaluate and monitor.

        The Association continues to originate medium and long-term permanent fixed-rate loans, but in most instances only under terms, conditions and documentation which permit sale in the secondary market (see below). Moreover, since 1973 it has been the Association's general policy to include in the documentation evidencing its conventional mortgage loans a due-on-sale clause, which facilitates adjustment of interest rates on such loans when the property securing the loan is sold or transferred. At September 30, 2000, $5.854 billion or 88% of the Association's loan portfolio was represented by medium and long-term fixed-rate loans secured by single-family residences (including mortgage-backed securities).

        All of the Association's mortgage lending is subject to written, nondiscriminatory underwriting standards, loan origination procedures, and lending policies prescribed by the Association's Board of Directors. Property valuations are required on all real estate loans. Appraisals are prepared by independent appraisers approved by the Association's Board of Directors and all appraisals are reviewed by the Association's appraisal staff. Property evaluations are sometimes utilized on single-family real estate loans of $250,000 or less. These are prepared by the Association's loan staff and reviewed by the Association's appraisal staff. Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and written confirmations. Depending on the size of the loan involved, a varying number of senior officers of the Association must approve the application before the loan can be granted.

        Federal regulations limit the amount of a real estate loan made by a federally-chartered savings institution to a specified percentage of the value of the property securing the loan, as determined by an appraisal at the time the loan is originated, referred to as the loan-to-value ratio. The regulation provides that at the time of origination, a real estate loan may not exceed 100% of the appraised value of the security property. Maximum loan-to-value ratios for each type of real estate loan made by an institution are established by the institution's Board of Directors. In addition, the Board of Directors must approve each real estate loan (other than a home loan) with a loan-to-value ratio in excess of 80%.

        When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, Washington Federal considers the additional risk inherent with these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total reserve balance for loans with loan-to-value ratios exceeding 80% at September 30, 2000, amounted to $6.5 million.

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

        It is the Association's policy to obtain title insurance ensuring that the Association has a valid first lien on the mortgaged real estate serving as collateral. Borrowers must also obtain hazard insurance prior to closing and, when required by the Department of Housing and Urban Development, flood insurance. Borrowers may be required to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which the Association makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums when due.

        ORIGINATION, PURCHASE AND SALE OF LOANS. The Association has general authority to lend anywhere in the United States. The Association's primary lending area, however, includes Washington, Oregon, Idaho, Arizona, Utah and most recently Nevada.

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

        At September 30, 2000, the Association was servicing approximately $37.9 million of loans for others. Sales are made on a yield basis with the difference between the yield to the purchaser and the amount paid by the borrower constituting servicing income to the Association. The sale of loans and loan participations is subject to federal regulations, which until recently, required that sales be made on a non-recourse basis.

        The Association also purchases mortgage-backed securities when lending rates and mortgage volume for new loan originations in its market area do not fulfill its needs. Mortgage-backed securities accounted for a significant portion of the Association's loan purchases in recent years. Mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Association.

        The table below shows total loan origination, purchase, sale and repayment activities of the Association on a consolidated basis for the years indicated.

                                                                             Year Ended September 30,
                                                   ---------------------------------------------------------------------------
                                                       1996            1997            1998           1999            2000
                                                   -----------     -----------     -----------     -----------     -----------
                                                                             (Dollars In Thousands)
Loans originated(1):
     Construction                                  $   428,317     $   407,135     $   467,884     $   425,190     $   451,582
     Land                                               92,496          77,270         105,901         121,853         118,947
     Loans on  existing  property                      972,601         556,063         723,337       1,058,403         923,290
     Loans refinanced                                   62,854          48,240         157,110         164,166          28,471
                                                   -----------     -----------     -----------     -----------     -----------
     Total loans originated                          1,556,268       1,088,708       1,454,232       1,769,612       1,522,290
                                                   -----------     -----------     -----------     -----------     -----------
Loans and mortgage-backed securities purchased:
     From acquisition of
     associations                                           --         627,816              --              --              --
     Other                                              60,888          11,310         321,006         767,101         155,927
                                                   -----------     -----------     -----------     -----------     -----------
                                                        60,888         639,126         321,006         767,101         155,927
                                                   -----------     -----------     -----------     -----------     -----------

Loans and mortgage-backed
 securities sold                                      (134,275)       (119,851)        (55,560)        (22,726)        (12,442)
                                                   -----------     -----------     -----------     -----------     -----------
Loan and mortgage-backed
 securities principal
 repayments                                         (1,016,049)     (1,127,923)     (1,734,310)     (1,834,818)     (1,113,917)
                                                   -----------     -----------     -----------     -----------     -----------
Net change in loans in
 process, discounts, etc                                 7,908          68,224          (3,702)        (67,096)         24,777
                                                   -----------     -----------     -----------     -----------     -----------
Net loan activity increase (decrease)
                                                   $   474,740     $   548,284     $   (18,334)    $   612,073     $   576,635
                                                   ===========     ===========     ===========     ===========     ===========


(1) Includes undisbursed loans in process and does not include savings account loans, which were not material during the periods indicated.

        INTEREST RATES, LOAN FEES AND SERVICE CHARGES. Interest rates charged by the Association on mortgage loans are primarily determined by the level of competitive loan rates offered in its lending areas and in the secondary market. Mortgage loan rates reflect factors such as general interest rates, the supply of money available to the savings and loan industry and the demand for such loans. These factors are in turn affected by general economic conditions, the regulatory programs and policies of federal and state agencies, changes in tax laws and governmental budgetary programs.

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

        In making one- to four-family home mortgage loans, the Association does not normally charge a commitment fee. As part of the loan application, the borrower pays the Association for its out-of-pocket costs in reviewing the application, such as the appraisal fee, whether or not the borrower closes the loan. The interest rate charged is normally the prevailing rate at the time the loan application is approved. In the case of larger construction loans, the Association normally charges a 1% commitment fee, which may be included in the loan origination charge when the loan is made. Commitment fees and other terms of commercial and multi-family residential loans are individually negotiated.

        NON-PERFORMING ASSETS. When a borrower fails to make a required payment on a loan, the Association attempts to cause the deficiency to be cured by contacting the borrower. Contacts are made after a payment is 30 days past due. In most cases, deficiencies are cured promptly. If the delinquency is not cured within 90 days, the Association may cause the trustee on the deed of trust to institute appropriate action to foreclose the property. If foreclosed, the property will be sold at a public sale and may be purchased by the Association. There are circumstances under which the Association may choose to foreclose a deed of trust as mortgagee and when this procedure is followed, certain redemption rights are involved.

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

        Real estate acquired by foreclosure or deed-in-lieu thereof (REO) is classified as real estate held for sale until it is sold. When property is acquired, it is recorded at the lower of carrying or fair value at the date of acquisition; and any writedown resulting therefrom is charged to the allowance for loan losses. Interest accrual ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expensed as incurred. Costs incurred for the improvement or development of such property are capitalized. See Note A to the Consolidated Financial Statements included in
Item 14 hereof.

        The following table sets forth information regarding restructured and nonaccrual loans, and REO held by the Association at the dates indicated.

                                                        September 30,
                                   -------------------------------------------------------
                                     1996        1997        1998        1999        2000
                                   -------     -------     -------     -------     -------
                                                    (Dollars in Thousands)
Restructured loans(1)              $24,046     $ 8,613     $ 4,005     $12,983     $13,769
Nonaccrual loans:
  Single-family residential          5,913       9,571       8,751       7,949       9,272
  Construction and land              7,779       4,629       9,932       5,434       6,858
  Commercial real estate               482         586         255          92         454
  Consumer                               4           3           3           3          --
                                   -------     -------     -------     -------     -------
     Total nonaccrual loans(2)      14,178      14,789      18,941      13,478      16,584
Total REO(3)                        20,417      19,339       6,805       6,926       9,463
                                   -------     -------     -------     -------     -------

Total nonperforming assets         $58,641     $42,741     $29,751     $33,387     $39,816
                                   =======     =======     =======     =======     =======

Total nonperforming assets as
     a percent of total assets        1.15%        .75%        .53%        .54%        .59%
                                   =======     =======     =======     =======     =======

(1) Performing in accordance with restructured terms.

(2) The Association recognized interest income on nonaccrual loans of approximately $81,000 in 2000. Had these loans performed according to their original contract terms, the Association would have recognized interest income of approximately $729,000 in 2000.

    In addition to the nonaccrual loans reflected in the above table, at September 30, 2000, the Association had $13.2 million of loans which were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Association's ratio of total nonperforming assets as a percent of total assets would have been .79% at September 30, 2000. For a discussion of the Company's policy for placing loans on nonaccrual status, see Note A to the Consolidated Financial Statements included in Item 14 hereof.

(3) Total REO includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans. See Note H to the Consolidated Financial Statements included in Item 14 hereof.

        The following table analyzes the Company's allowance for loan losses at the dates indicated.


                                                      September 30,
                                 -------------------------------------------------------
                                  1996         1997       1998         1999        2000
                                 -------     -------     -------     -------     -------
                                                 (Dollars in Thousands)
Beginning balance                $11,651     $15,182     $24,623     $23,854     $21,900
Charge-offs:
     Real estate:
        Permanent                    146         131         546         733          94
        Construction                 179         592         344       1,326         772
        Land                          90         413       1,215         817         507
        Income property              405       4,796         199         255          --
        Other                         --          --          --          --           4
                                 -------     -------     -------     -------     -------
                                     820       5,932       2,304       3,131       1,377
                                 -------     -------     -------     -------     -------

Recoveries:
     Real estate:
        Permanent                     10          14          53          52         107
        Construction                  --           8          15          36         159
        Land                          --          --          10         202          42
        Income property              513       3,340         717         203          --
        Other                         --          --          --          --
                                 -------     -------     -------     -------     -------
                                                                                 -------
                                     523       3,362         795         493         308
                                 -------     -------     -------     -------     -------
Net charge-offs                      297       2,570       1,509       2,638       1,069
Acquisitions                          --      11,198          --          --          --
Provisions for loan losses         3,828         813         740         684          --
                                 -------     -------     -------     -------     -------
Ending balance                   $15,182     $24,623     $23,854     $21,900     $20,831
                                 =======     =======     =======     =======     =======
Ratio of net charge-offs to
    average loans outstanding        .01%        .06%        .04%        .06%        .02%
                                 =======     =======     =======     =======     =======


        The following table sets forth the allocation of the Company's allowance for loan losses at the dates indicated.


                                                   September 30,
                                ---------------------------------------------------
                                  1996       1997       1998       1999       2000
                                -------    -------    -------    -------    -------
                                               (Dollars in Thousands)
Real estate:
     Permanent single-family    $ 5,239    $ 5,755    $ 5,515    $ 5,385    $ 6,739
     Construction                 2,945      3,053      3,059      3,064      3,919
     Land                         2,525      1,763      1,912      2,307      1,773
     Income property              1,843      7,081      6,257      7,650      6,007
Other                                --         --         --         --         --
Unallocated                       2,630      6,971      7,111      3,494      2,393
                                -------    -------    -------    -------    -------
                                $15,182    $24,623    $23,854    $21,900    $20,831
                                =======    =======    =======    =======    =======


As part of the process for determining the adequacy of the allowance for loan losses, management reviews the loan portfolio for specific weaknesses. A portion of the allowance is then allocated to reflect the loss exposure. Residential real estate loans are not individually analyzed for impairment and loss exposure because of the significant number of loans, their relatively small balances and their historically low level of losses. Residential construction, land development, commercial real estate and commercial business loans were evaluated individually for impairment, which resulted in an allocation of $11.7 million of the allowance for loan loss at year-end 2000, compared with an allocation of $13.0 million a year earlier.

        Unallocated reserves are established for loss exposure that may exist in the remainder of the loan portfolio but has yet to be identified. In determining the adequacy of unallocated reserves, management considers changes in the size and composition of the loan portfolio, actual historical loan loss experience and current economic conditions.

        REAL ESTATE HELD FOR SALE. As one of the Association's activities, a subsidiary is engaged in the development and sale of real estate. Also, REO which was acquired in acquisitions of insolvent associations has been recorded as real estate held for sale.

        The business of real estate development involves substantial risks, and the results of such activities depend upon a number of factors, including: seasonality, the type, location and size of each project, the stage of project development, general economic conditions and the level of mortgage interest rates. Consequently, there may be substantial inter-period variations in the operating results of the Association's real estate development activities. Moreover, because investing in real estate and real estate development activities are not permissible activities for national banks, the amount of the investment in, and loans to, any subsidiary engaged in such activities is deductible from a savings association's regulatory capital. See "Regulation - The Association-Regulatory Capital Requirements."

INVESTMENT ACTIVITIES

        As a federally-chartered savings institution, Washington Federal is obligated to maintain certain liquidity requirements and does so by investing in securities that qualify as liquid assets under federal regulations. These investments may include, among other things, certain certificates of deposit, bankers' acceptances, loans to financial institutions whose deposits are federally-insured, federal funds, United States Government and agency obligations and certain unpledged mortgage-backed securities.

        The following table sets forth the composition of the Association's investment portfolio, excluding mortgage-backed securities, at the dates indicated.

                                                                September 30,
                                    --------------------------------------------------------------------
                                             1998                    1999                    2000
                                    --------------------------------------------------------------------
                                    Amortized     Fair      Amortized     Fair      Amortized     Fair
                                      Cost        Value       Cost        Value       Cost        Value
                                    --------    --------    --------    --------    --------    --------
                                                           (Dollars In Thousands)
U.S. Government and agency
   obligations                      $198,540    $210,540    $115,278    $120,278    $115,504    $117,505
State and political subdivisions      23,473      25,439      21,475      22,719      25,487      26,660
                                    --------    --------    --------    --------    --------    --------
                                    $222,013    $235,979    $136,753    $142,997    $140,991    $144,165
                                    ========    ========    ========    ========    ========    ========

        The investment portfolio, excluding mortgage-backed securities, at September 30, 2000 was categorized by maturity as follows:

                                                Amortized         Weighted Average
                                                   Cost                 Yield
                                                 --------             --------
                                                     (Dollars in Thousands)
Due in less than one year                        $ 81,123                 6.11%
Due after one year through five years              22,752                 6.88
Due after ten years                                37,116                 8.20
                                                 --------             --------
                                                 $140,991                 6.79%
                                                 ========             ========

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

        Certificates with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year, the penalty is 180 days of interest. For jumbo certificates, the penalty depends on the original term. If the original term is 90 days or less, the penalty is the greater of 30 days interest or all interest earned. If the original term is 90 days or more, the penalty is the greater of 90 days interest or all interest earned. Early withdrawal penalties during fiscal 1998, 1999 and 2000 amounted to approximately $464,000, $403,000 and $563,000, respectively.

        The Association offers a single performance checking account. This account pays interest on monthly average balances over $1,000 and charges a service fee if monthly average balances drop below $1,000.

        The Association's deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, Utah and Nevada and the Association does not advertise for deposits outside of these states. At September 30, 2000, management believed that approximately 2% of the Association's deposits were held by nonresidents of Washington, Oregon, Idaho, Arizona, Utah and Nevada.

        The following table sets forth certain information relating to the Association's savings deposits at the dates indicated. September 30,


                                                                               September 30,
                                       -------------------------------------------------------------------------------------------
                                                    1998                           1999                           2000
                                       -----------------------------   ----------------------------   ----------------------------
                                           Amount           Rate           Amount         Rate            Amount         Rate
                                       -------------   -------------   -------------  -------------   -------------  -------------
                                                                           (Dollars in Thousands)
Balance by interest rate:
  Checking accounts                    $      93,942            2.60%  $     101,950           2.60%  $      99,888           2.60%
  Passbook and statement
     accounts                                168,921            3.50         160,518           3.00         139,409           3.00
  Money market accounts                      443,395            4.14         549,420           4.02         542,148           4.24
                                       -------------                   -------------                  -------------
                                             706,258                         811,888                        781,445
                                       -------------                   -------------                  -------------
Fixed-rate certificates:
  3.00% - 3.99%                                  234                             271                            112
  4.00% - 4.99%                               20,641                       1,042,849                         88,838
  5.00% - 5.99%                            1,972,501                       1,206,119                        994,117
  6.00% - 6.99%                              201,227                            9002                      1,240,352
  7.00% and above                               1435                             494                            321

Jumbo certificates
($90,000 or more):
  3.00% - 3.99%                                   --                              --                             --
  4.00% - 4.99%                                5,793                          40,263                             --
  5.00% - 5.99%                              156,192                         179,409                         28,582
  6.00% - 6.99%                                4,298                             695                        238,545
  7.00% and above                              2,596                             867                          2,724
                                       -------------                   -------------                  -------------
                                           2,364,917                       2,479,969                      2,593,591
                                       -------------                   -------------                  -------------
                                       $   3,071,175                   $   3,291,857                  $   3,375,036
                                       =============                   =============                  =============

        The following table sets forth, by various interest rate categories, the amounts of certificates of deposit of the Association at September 30, 2000, which mature during the periods indicated.

                                       Amounts at September 30, 2000, Maturing in
                        --------------------------------------------------------------------
                         1 to 3    4 to 6    7 to 12  13 to 24  25 to 36  37 to 60   After
                         Months    Months    Months    Months    Months    Months   60 Months
                        --------  --------  --------  --------  --------  --------  --------
                                               (Dollars in Thousands)
3.00 to 3.99%           $     12  $     --  $    100  $     --  $     --  $     --  $     --
4.00 to 4.99%             27,141    27,485    25,201     4,913       748     3,350        --
5.00 to 5.99%            378,991   277,820   205,026    72,645    60,677    27,540        --
6.00 to 6.99%            214,629   585,456   592,383    73,007       207    13,215        --
7.00% and above                7       690     2,342        --         6        --        --
                        --------  --------  --------  --------  --------  --------  --------
         Total          $620,780  $891,451  $825,052  $150,565  $,  61,638$ 44,105         $
                        ========  ========  ========  ========  ========  ========  ========

        Historically, a significant number of certificate holders roll over their balances into new certificates of the same term at the Association's then current rate. To ensure a continuity of this trend, the Association expects to continue to offer market rates of interest. The Association's ability to retain deposits maturing in negotiated-rate certificate accounts is more difficult to project. The Association is confident, however, that by competitively pricing these certificates, balance levels deemed appropriate by management can be achieved on a continuing basis.

        At September 30, 2000, the Association had $269.9 million of certificates of deposit in amounts of $90,000 or more outstanding, maturing as follows: $154.2 million within 3 months; $47.7 million over 3 months through 6 months; $67.4 million over 6 months through 12 months; and $.6 million thereafter.

        The following table sets forth the customer account activities of the Association for the years indicated.


                                            Year Ended September 30,
                                     -------------------------------------
                                        1998          1999         2000
                                     -----------  -----------  -----------
                                            (Dollars In Thousands)
Deposits                             $ 3,233,094  $ 3,281,349  $ 4,016,400
Withdrawals                            3,211,022    3,217,991    4,103,367
                                     -----------  -----------  -----------
Net increase (decrease) in deposits
  before interest credited                22,072       63,358      (86,967)
Interest credited                        156,099      159,942      172,735
                                     -----------  -----------  -----------
Net increase in customer accounts    $   178,171  $   223,300  $    85,768
                                     ===========  ===========  ===========


        BORROWINGS. The Association obtains advances from the FHLB upon the security of the FHLB capital stock it owns and certain of its home mortgages, provided certain standards related to credit worthiness have been met. See "Regulation -The Association- Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Association's creditworthiness. The FHLB is required to review its credit limitations and standards at least annually. FHLB advances have, from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand Washington Federal's lending program.

        The Association also uses reverse repurchase agreements as a form of borrowing. Under reverse repurchase agreements, the Association sells an investment security to a dealer for a period of time and agrees to buy back that security at the end of the period and pay the dealer a stated interest rate for the use of the dealer's funds. The amount of securities sold under such agreements depends on many factors, including the terms available for such transactions, the perceived ability to apply the proceeds to investments yielding a higher return, the demand for the securities and management's perception of trends in interest rates. The Association had $1.075 billion of securities sold under such agreements at September 30, 2000.

        The Association also offers two forms of repurchase agreements to its customers. One form has an interest rate that floats like a money market deposit account and is offered at a $1,000 minimum for an 84-day term. The other form has a fixed-rate and is offered in a minimum denomination of $100,000. Both are fully collateralized by securities. These obligations are not insured by SAIF and are classified as borrowings for regulatory purposes. The Association had $90.2 million of such agreements outstanding at September 30, 2000.

        The following table presents certain information regarding borrowings of Washington Federal at the dates and for the years indicated.

                                                 At or for the Year Ended September 30,
                                                  ------------------------------------
                                                     1998         1999         2000
                                                  ----------   ----------   ----------
                                                         (Dollars in Thousands)
Federal funds and securities sold
to dealers under agreements to repurchase:
         Average balance outstanding              $  502,609   $  502,090   $1,312,605
         Maximum amount outstanding
              at any month-end during the period     694,990      731,580    1,539,689
         Weighted-average interest rate
              during the period(1)                      5.63%        5.03%        6.10%
FHLB advances:
         Average balance outstanding              $1,210,362   $1,076,263   $  802,818
         Maximum amount outstanding at any
              month-end during the period          1,523,500    1,454,000    1,209,000
         Weighted-average interest rate
              during the period(1)                      5.60%        5.51%        5.82%
Securities sold to customers
    under agreements to repurchase:
         Average balance outstanding              $   79,652   $   98,155   $   91,945
         Maximum amount outstanding at any
              month-end during the period             85,027      105,871       99,901
         Weighted-average interest rate
              during the period(1)                      5.34%        5.02%        5.49%

Total average borrowings                          $1,792,623   $1,676,508   $2,207,368
          Weighted-average interest rate
               on total average borrowings(1)           5.60%        5.34%        5.97%

(1)     Interest expense divided by average daily balances.

OTHER RATIOS

        The following table sets forth certain ratios related to the Company for the periods indicated.

                                 Year Ended September 30,
                                  ---------------------
                                  1998    1999    2000
                                  -----   -----   -----
Return on assets(1)                2.00%   1.99%   1.65%
Return on equity(2)               15.68   15.47   14.27
Average equity to average assets  13.34   13.15   11.51
Dividend payout ratio(3)          42.45   43.90   49.00

---------------------
(1) Net income divided by average total assets.

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

                                                                 Year Ended September 30,
                                  -------------------------------------------------------------------------------------
                                                 1998 vs. 1997                               1999 vs. 1998
                                          Increase (Decrease) Due to                  Increase (Decrease) Due to
                                  -----------------------------------------   -----------------------------------------
                                   Volume      Rate     Rate/Vol    Total      Volume      Rate     Rate/Vol     Total
                                  --------   --------   --------   --------   --------   --------   --------   --------
                                                    (Dollars In Thousands)
Interest income:
  Loan portfolio                  $  6,541   $    818   $    (54)  $  7,305   $  2,211   $(13,332)  $    250   $(10,871)
  Mortgaged-backed securities       (7,128)     2,909       (349)    (4,568)    17,421     (4,173)    (1,016)    12,232
  Investments(1)                      (979)      (156)        (5)    (1,140)    (6,634)       338        (92)    (6,388)
                                  --------   --------   --------   --------   --------   --------   --------   --------

     All interest-earning assets    (1,566)     3,571       (408)     1,597     12,998    (17,167)      (858)    (5,027)
                                  --------   --------   --------   --------   --------   --------   --------   --------
Interest expense:
  Customer accounts                 10,996      2,256        164     13,416     13,610     (9,112)      (656)     3,842
  FHLB advances and other
    borrowings                     (19,870)     1,450       (210)   (18,630)    (7,552)    (4,282)       249    (11,585)
                                  --------   --------   --------   --------   --------   --------   --------   --------

All interest-bearing liabilities    (8,874)     3,706        (46)    (5,214)     6,058    (13,394)      (407)    (7,743)
                                  --------   --------   --------   --------   --------   --------   --------   --------

Change in net interest income     $  7,308   $   (135)  $   (362)  $  6,811   $  6,940     (3,773)  $   (451)  $  2,716
                                  ========   ========   ========   ========   ========   ========   ========   ========


                                            Year Ended September 30,
                                  -----------------------------------------
                                                 2000 vs. 1999
                                          Increase (Decrease) Due to
                                  -----------------------------------------
                                   Volume      Rate     Rate/Vol     Total
                                  --------   --------   --------   --------
                                           (Dollars In Thousands)
Interest income:
  Loan portfolio                  $ 36,501   $ (5,030)  $   (550)  $ 30,921
  Mortgaged-backed securities       13,882       (453)       (22)    13,407
  Investments(1)                    (1,617)      (307)        46     (1,878)
                                  --------   --------   --------   --------

     All interest-earning assets    48,766     (5,790)      (526)    42,450
                                  --------   --------   --------   --------
Interest expense:
  Customer accounts                  4,937      7,595        261     12,793
  FHLB advances and other
    borrowings                      28,787      9,994      3,447     42,228
                                  --------   --------   --------   --------

All interest-bearing liabilities    33,724     17,589      3,708     55,021
                                  --------   --------   --------   --------

Change in net interest income     $ 15,042   $(23,379)  $ (4,234)  $(12,571)
                                  ========   ========   ========   ========


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

        One approach used to quantify interest rate risk is the net portfolio value (NPV) analysis. This analysis calculates the difference between the present value of interest-bearing liabilities and the present value of expected cash flows from interest-earning assets and off-balance sheet contracts. The following tables set forth an analysis of the Company's interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ or - 300 basis points, measured in 100 basis point increments).

                                                     September 30, 2000
                           Change in            Estimated        Estimated Increase
                        Interest Rates          NPV Amount    (Decrease) in NPV Amount      Percent
                        -----------------------------------------------------------------------------
                        (Basis Points)                         (Dollars in Thousands)
                              +300              $ 124,498            $(668,042)                 -84%
                              +200                339,032             (453,508)                  -57
                              +100                568,105             (224,435)                  -28
                                 0                792,540                   --                     0
                              -100                977,743              185,203                    23
                              -200                974,783              182,243                    23
                              -300                961,894              169,354                    21

                                                     September 30, 1999
                           Change in            Estimated        Estimated Increase
                         Interest Rates         NPV Amount    (Decrease) in NPV Amount      Percent
                         --------------         ---------     ------------------------     ---------
                         (Basis Points)                         (Dollars in Thousands)
                              +300              $ 151,323            $(569,263)                 -79%
                              +200                331,470             (389,116)                  -54
                              +100                518,822             (201,764)                  -28
                                 0                720,586                   --                     0
                              -100                843,086              122,500                    17
                              -200                864,703              144,117                    20
                              -300                821,468              100,882                    14

During the early part of fiscal 2000, higher rate mortgages were repaid or refinanced and replaced with lower coupon loans. This reduced the prepayment expectations in the portfolio and resulted in a higher NPV sensitivity. In the later part of fiscal 2000, interest rates began to move higher. This resulted in a lower NPV and increased the NPV sensitivity even more.

Certain assumptions were used in preparing the above table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rate scenarios. Even if interest rates change in the designated amounts, there can be no assurance that the Company's assets and liabilities would perform as set forth above.

SUBSIDIARIES

        The Company is a unitary savings and loan holding company which conducts its primary business through its only subsidiary, the Association. The Association has three active wholly-owned subsidiaries which are discussed further below.

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

        At September 30, 2000, the Association was authorized under the current regulations to have a maximum investment of $134.4 million in its service corporations, exclusive of the additional 1% of assets investments permitted for inner-city or community development purposes but inclusive of the ability to make loans to its subsidiaries. On that date, the Association's investment in, and unsecured loans to, its wholly-owned service corporations amounted to $8.3 million.

        At September 30, 2000, Washington Services, Inc. (WSI), a wholly-owned subsidiary of the Association, was continuing its development of a 301-acre light industrial center in the technology corridor of South Snohomish County, Washington, of which 76.3 buildable acres with an investment of $5.2 million, remained unsold as of September 30, 2000. Based upon the sales history of this development, the Association believes the net realizable value from the sale of the remaining properties exceeds the subsidiary's basis in these properties.

        First Insurance Agency, Inc., a wholly-owned subsidiary of the Association, is an insurance brokerage company which offers a full line of individual and business insurance products to customers of the Association, as well as others.

        Statewide Mortgage Services, Inc., a wholly-owned subsidiary of the Association, is incorporated under the laws of the State of Washington for the purpose of operating a commercial office building located in the state.

        A savings association is required to deduct the amount of the investment in, and extensions of credit to, a subsidiary engaged in any activities not permissible for national banks. Because the acquisition and development of real estate is not a permissible activity for national banks, the investments in, and loans to, the subsidiary of the Association which is engaged in such activities are subject to exclusion from the capital calculation. See "Regulation -The Association-Regulatory Capital Requirements."

EMPLOYEES

        As of September 30, 2000, the Company had approximately 676 employees, including the full-time equivalent of 59 part-time employees and its service corporation employees. None of these employees are represented by a collective bargaining agent and the Company has enjoyed harmonious relations with its personnel.

EXECUTIVE OFFICERS

        The following table sets forth certain information concerning individuals who are deemed to be executive officers of the Company.


      Names and Positions
         or Offices                                  Age        Business Experience during the Last Five Years
---------------------------------                   -----       ------------------------------------------------
Guy C. Pinkerton                                     66         Chairman since November 1994; Director
Chairman of the Board                                           since October 1991; former Chief
                                                                Executive Officer and President

Roy M. Whitehead                                     48         Chief Executive Officer since October
Director, Chief Executive Officer and President                 2000, President and Director since April
                                                                1999 and Executive Vice President from
                                                                September 1998 to April 1999; Regional
                                                                Vice President, Wells Fargo Bank, N.A.
                                                                from June 1997 until September 1998 and
                                                                President of Wells Fargo Bank (Colorado)
                                                                N.A. and First Interstate Bank of
                                                                Colorado from December 1993 until June
                                                                1998

Charles R. Richmond                                  61         Executive Vice President and Secretary;
Director, Executive Vice President and Secretary                Director since February 1995

Ronald L. Saper                                      50         Executive Vice President and Chief
Executive Vice President and Chief Financial                    Financial Officer
Officer

William A. Cassels                                   59         Executive Vice President
Executive Vice President

Edwin C. Hedlund                                     44         Executive Vice President since July
Executive Vice President                                        1999; previously founder, President and
                                                                Director of Phoenix Savings Bank from
                                                                April 1997 until July 1999; Vice
                                                                President of Washington Federal from
                                                                November 1996 until April 1997; Vice
                                                                President and Secretary of Metropolitan
                                                                Savings from November 1994 until it was
                                                                acquired by Washington Federal in
                                                                November 1996

Keith D. Taylor                                      44         Senior Vice President and Treasurer
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

        FINANCIAL MODERNIZATION. Under the Gramm-Leach-Bliley Act enacted into law on November 12, 1999, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under Section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies, and those formed pursuant to an application filed with the Office of Thrift Supervision before May 4, 1999, may engage in any activity including non-financial or commercial activities provided such companies control only one savings and loan association that meets the Qualified Thrift Lender test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted.

        ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the savings institution subsidiary of such a holding company fails to meet a qualified thrift lender (QTL) test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See " The Association-Qualified Thrift Lender Test."

        If the Company were to acquire control of another savings institution, other than through a merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions, and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Association or other subsidiary savings institutions) would thereafter be subject to further restrictions. No multiple savings and loan holding company, or subsidiary thereof, which is not a savings institution shall commence or continue a business activity for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, upon prior notice to and with no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution;
(iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) performing activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

        RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS (i) control of any other savings institution or savings and loan holding company, or substantially all the assets thereof, or
(ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company, or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

        FEDERAL SECURITIES LAWS. The Company's Common Stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934 (Exchange Act). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

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

        INSURANCE OF ACCOUNTS. The deposits of the Association are insured up to $100,000 per insured member by the SAIF (as defined by law and regulation), and are backed by the full faith and credit of the United States Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations after giving the OTS an opportunity to take such action.

        Assessment rates for SAIF-insured institutions range from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to
 .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. See "Prompt Corrective Action" below. In addition, an assessment of 2.06 basis points was added to the SAIF-assessment to cover financing corporation debt service payments for fiscal 2000.

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

        The current leverage or core capital requirement is core capital, as defined above, of at least 3.0% of adjusted total assets.

        The risk-based capital standard requires savings associations to maintain a minimum ratio of total capital to risk-weighted assets of 8.0%. Total capital consists of core capital (defined above) and supplementary capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk-weight factor based on the risks inherent in the type of assets held by an institution. The risk categories range from 0% for low-risk assets such as U.S. Treasury securities and GNMA securities to 100% for various types of loans and other assets deemed to be of higher risk. Single-family mortgage loans having loan-to-value ratios not exceeding 80% and meeting certain additional criteria, as well as certain multi-family residential property loans, qualify for a 50% risk-weight treatment. The book value of each asset is multiplied by the risk factor applicable to the asset category, and the sum of the products of this calculation equals total risk-weighted assets.

        OTS regulations impose special capitalization standards for savings associations that own service corporations and other subsidiaries. In addition, certain exclusions from capital and assets are required when calculating total capital in addition to the adjustments for calculating core capital. These adjustments do not materially affect the regulatory capital of the Association.

        For information regarding the Association's compliance with each of its three capital requirements at September 30, 2000, see Note O to the Consolidated Financial Statements.

        Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an association's operations and/or the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

        PROMPT CORRECTIVE ACTION. Under federal law, each federal banking agency has implemented a system of prompt corrective action for institutions which it regulates. Under OTS regulations, an institution shall be deemed to be (i) well capitalized if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure;
(ii) adequately capitalized if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well capitalized, (iii) undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) significantly undercapitalized if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and; (v) critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OTS to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. (The FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 2000, the Association exceeded the requirements of a well capitalized institution.

        LIQUIDITY REQUIREMENTS. All savings associations are required, for each calendar quarter, to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers acceptances, certain government obligations, unpledged mortgage-backed securities and certain other investments) which is not less than a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less during the preceding calendar month. The liquidity requirement may be changed by the OTS to any amount between 4% and 10% depending upon economic conditions and savings flows of all savings associations. This amount is currently 4%. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

        QUALIFIED THRIFT LENDER TEST. A savings association that does not meet a QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations:
(i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity, and not retain any investment not permissible for a national bank, and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

        Under recent legislation and applicable regulations, any savings institution is a QTL if: (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Internal Revenue Code (which generally requires that at least 60% of the institution's assets constitute housing-related and other qualifying assets) or, (ii) at least 65% of the institution's portfolio assets (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At September 30, 2000, the Association was in compliance with the QTL test of a domestic building and loan association as defined in the Code.

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

        Extensions of credit by a savings association to executive officers, directors and principal shareholders are subject to Section 22(h) of the Federal Reserve Act, which among other things, generally prohibits loans to any such individual where the aggregate amount exceeds an amount equal to 15% of an institution's unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral.

        Section 22(h) permits loans to directors, executive officers and principal stockholders made pursuant to a benefit or compensation program that is widely available to employees of a subject savings association provided that no preference is given to any officer, director or principal stockholder, or related interest thereto, over any other employee. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

        RESTRICTIONS ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations on capital distributions by savings associations, including cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital accounts of a savings association.

        In January 1999, the OTS amended its capital distribution regulation to bring such regulations into greater conformity with the other bank regulatory agencies. Under the regulation, certain savings institutions would not be required to file with the OTS. Specifically, savings institutions that would be well capitalized following a capital distribution would not be subject to any requirement for notice or application unless the total amount of all capital distributions, including any proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution's net income for that year to date plus the savings institution's retained net income for the preceding two years. Because the Association is a subsidiary of the Company, the regulation requires the Association to provide notice to the OTS of its intent to make capital distributions, unless an application is otherwise required. The Association does not believe that the regulation will adversely affect its ability to make capital distributions.

        FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 2000, the Association's advances from the FHLB amounted to $1.209 billion.

        As a member, the Association is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to 5% of FHLB advances outstanding. At September 30, 2000, the Association had $116.3 million in FHLB stock, which was in compliance with this requirement.

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

        COMMUNITY REINVESTMENT ACT AND THE FAIR LENDING LAWS. Savings associations have a responsibility under the Community Reinvestment Act (CRA) and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the Fair Lending Laws) prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the U.S. Department of Justice.

TAXATION

        FEDERAL TAXATION. For federal and state income tax purposes, the Company reports its income and expenses on the accrual basis method of accounting and files its federal and state income tax returns on a September 30 fiscal year basis. The Company files consolidated federal and state income tax returns with its wholly-owned subsidiaries.

        The Small Business Job Protection Act of 1996 (the Act) required qualified thrift institutions, such as the Company, to recapture the portion of their tax bad debt reserves that exceeded the September 30, 1988, balance. Such recaptured amounts are to be taken into taxable income ratably over a six-year period which began in 1999. Accordingly, the Company will be required to pay approximately $23,469,000 in additional federal income taxes through fiscal 2004, all of which has previously been recognized.

        A deferred tax liability has not been required to be recognized for the tax bad debt base year reserves of the Company. The base year reserves are the balance of reserves as of September 30, 1988 reduced proportionately for reductions in the Company's loan portfolio since that date. At September 30, 2000 the amount of those reserves was approximately $4,835,000. The amount of the unrecognized deferred tax liability at September 30, 2000 was approximately $1,862,000.

        The Company has been examined by the Internal Revenue Service through the year ended September 30, 1990. There were no material changes made to the Company's taxable income, as originally reported, as a result of this examination.

        STATE TAXATION. The state of Washington does not have an income tax. A business and occupation tax based on a percentage of gross receipts is assessed against businesses; however interest received on loans secured by mortgages or deeds of trust on residential properties is not subject to this tax.

        The state of Idaho has a corporate income tax with a statutory rate of 8.0% of apportionable income.

        The state of Oregon has a corporate excise tax with a statutory rate of 6.6% of apportionable income.

        The state of Utah has a corporate franchise tax with a statutory rate of 5.0% of apportionable income.

        The state of Arizona has a corporate income tax with a statutory rate of 9.0% of apportionable income.

ITEM 2. PROPERTIES

        The Association owns the building in which its home and executive offices are located in Seattle, Washington. The following table sets forth certain information concerning the Association's offices:

                                                               Building                Net Book Value at
                                 Number of           ---------------------------       Net Book Value at
Location                          Offices             Owned             Leased(1)    September 30, 2000(2)
----------------------           ---------           -------            ---------    ---------------------
                                                                                     (Dollars In Thousands)
Washington                             40                 23                 17            $17,550
Idaho                                  17                 15                  2              5,945
Oregon                                 23                 16                  7              7,251
Utah                                   11                  6                  5              7,240
Arizona                                16                  8                  8              7,520
Nevada                                  1                 __                  1                254
                                  -------            -------            -------            -------
     Total                            108                 68                 40            $45,760
                                  =======            =======            =======            =======


(1) The leases have varying terms expiring from 2000 through 2070, including renewal options.

(2) Amount represents land and improvements with respect to properties owned by the Association and represents the book value of leasehold improvements, where applicable.

        Washington Federal evaluates on a continuing basis the suitability and adequacy of its offices, both branches and administrative centers, and has an active program of opening, relocating, remodeling or closing them as necessary to maintain efficient and attractive premises.

        Washington Federal's net investment in premises, equipment and leaseholds was $50.5 million at September 30, 2000.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information required herein is incorporated by reference from page 27 of the Company's Annual Report to Stockholders for Fiscal 2000 (Annual Report), which is included herein as Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA

        The information required herein is incorporated by reference from page 7 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required herein is incorporated by reference on pages 4 through 6 of the Annual Report.

ITEM 7A. MARKET RISK DISCLOSURES

        The information required herein is incorporated by reference to Interest Rate Risk commencing on page 21 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and supplementary data required herein are incorporated by reference from pages 8 through 27 of the Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required herein is incorporated by reference to pages 3 through 12 of the proxy statement dated December 22, 2000 and is included under
Item 1 hereof.

ITEM 11. EXECUTIVE COMPENSATION

        The information required herein is incorporated by reference to pages 13 through 16 of the proxy statement dated December 22, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required herein is incorporated by reference to pages 2 through 3 and 5 through 9 of the proxy statement dated December 22, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required herein is incorporated by reference to page 18 of the proxy statement dated December 22, 2000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1) The following financial statements are incorporated herein by reference from pages 8 through 27 of the Annual Report.

        Report of Independent Certified Public Accountants

        Consolidated Statements of Financial Condition as of September 30, 2000 and 1999

        Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2000

        Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended September 30, 2000

        Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2000

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

        WASHINGTON FEDERAL, INC.

December 18, 2000                      By: /s/ Roy M. Whitehead
-----------------                          ---------------------------------
                                           Roy M. Whitehead, President and
                                           Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Kermit O. Hanson                            December 18, 2000
------------------------------------             -----------------
Kermit O. Hanson, Director



 /s/ W. Alden Harris                             December 18, 2000
------------------------------------             -----------------
W. Alden Harris, Director



 /s/ Anna C. Johnson                             December 18, 2000
------------------------------------             -----------------
Anna C. Johnson, Director



 /s/ John F. Clearman                            December 18, 2000
------------------------------------             -----------------
John F. Clearman, Director



 /s/ H. Dennis Halvorson                         December 18, 2000
------------------------------------             -----------------
H. Dennis Halvorson, Director



 /s/ Guy C. Pinkerton                            December 18, 2000
------------------------------------             -----------------
Guy C. Pinkerton, Director, Chairman



 /s/ Richard C. Reed                             December 18, 2000
------------------------------------             -----------------
Richard C. Reed, Director

 /s/ Charles R. Richmond                         December 18, 2000
------------------------------------             -----------------
Charles R. Richmond, Director,
Executive Vice President and Secretary


 /s/ Roy M. Whitehead                            December 18, 2000
------------------------------------             -----------------
Roy M. Whitehead, Director,
President and Chief Executive Officer


 /s/ Ronald L. Saper                             December 18, 2000
------------------------------------             -----------------
Ronald L. Saper, CPA, Executive
Vice President and Chief Financial
Officer (principal financial and accounting
officer)