Form 10-Q
period 2000-12-31
WASHINGTON FEDERAL INC
filed 2001-02-07
CIK 936528

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the quarterly period ended                December 31, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the transition period from __________________ to __________________

      For Quarter Ended  December 31, 2000      Commission file  number 0-25454

                            WASHINGTON FEDERAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Washington                                        91-1661606
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

              425 Pike Street            Seattle, Washington  98101
              -----------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (206) 624-7930
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        (1)   Yes [X].  No [ ].

        (2)   Yes [X].  No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         TITLE OF CLASS:                        AT FEBRUARY 1, 2001

   Common stock, $1.00 par value                    52,289,533

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                               PART I
Item 1. Financial Statements

              The Consolidated Financial Statements of Washington Federal, Inc. and
              Subsidiaries filed as a part of the report are as follows:

              Consolidated Statements of Financial Condition
              as of December 31, 2000 and September 30, 2000 ............................   Page 3

              Consolidated Statements of Operations for the three
              months ended December 31, 2000 and 1999 ...................................   Page 4

              Consolidated Statements of Cash Flows for the
              three months ended December 31, 2000 and 1999 .............................   Page 5

              Notes to Consolidated Financial Statements ................................   Page 6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..........................................   Page 8

Item 3. Quantitative and Qualitative Disclosures About Market Risk ......................  Page 11


                                              PART II


Item 1.    Legal Proceedings ............................................................  Page 12

Item 2.    Changes in Securities ........................................................  Page 12

Item 3.    Defaults upon Senior Securities ..............................................  Page 12

Item 4.    Submission of Matters to a Vote of Stockholders ..............................  Page 12

Item 5.    Other Information ............................................................  Page 12

Item 6.    Exhibits and Reports on Form 8-K .............................................  Page 12

             Signatures .................................................................  Page 13

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                          DECEMBER 31, 2000    September 30, 2000
                                                                          -----------------    ------------------
                                                                           (In thousands, except per share data)

ASSETS
Cash ..............................................................         $    35,031           $    28,286
Available-for-sale securities, including mortgage-backed
   securities of $1,065,370 .......................................           1,185,398             1,178,317
Held-to-maturity securities, including mortgage-backed
    securities of $259,066 ........................................             285,026               292,780
Loans receivable, net .............................................           5,103,838             4,949,235
Interest receivable ...............................................              39,978                40,700
Premises and equipment, net .......................................              51,758                50,487
Real estate held for sale .........................................              15,981                17,416
FHLB stock ........................................................             118,214               116,314
Costs in excess of net assets acquired ............................              40,151                41,577
Other assets ......................................................               2,058                 4,729
                                                                            -----------           -----------
                                                                            $ 6,877,433           $ 6,719,841
                                                                            ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Customer accounts
    Savings and demand accounts ...................................         $ 3,404,635           $ 3,375,036
    Repurchase agreements with customers ..........................              77,684                90,234
                                                                            -----------           -----------
                                                                              3,482,319             3,465,270
FHLB advances .....................................................           2,107,000             1,209,000
Other borrowings, primarily securities sold under agreements
    to repurchase .................................................             353,748             1,154,509
Advance payments by borrowers for taxes and insurance .............              12,631                29,093
Federal and state income taxes ....................................              75,483                53,012
Accrued expenses and other liabilities ............................              51,402                49,792
                                                                            -----------           -----------
                                                                              6,082,583             5,960,676
STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, 100,000,000 shares authorized;
     62,446,616 and 62,295,691 shares issued; and 52,271,857
     and 52,120,932 shares outstanding ............................              62,447                62,296
Paid-in capital ...................................................             787,655               785,745
Accumulated other comprehensive income, net of taxes ..............              25,000                 3,000
Treasury stock, at cost; 10,174,759 and 10,174,759 shares .........            (190,018)             (190,018)
Retained earnings .................................................             109,766                98,142
                                                                            -----------           -----------
                                                                                794,850               759,165
                                                                            -----------           -----------
                                                                            $ 6,877,433           $ 6,719,841
                                                                            ===========           ===========

CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share ....................................         $     15.21           $     14.57
Stockholders' equity to total assets ..............................               11.56%                11.30%
Loans serviced for others .........................................         $    35,572           $    37,912
Weighted average rates at period end:
  Loans and mortgage-backed securities ............................                7.91%                 7.90%
  Investment securities* ..........................................                7.81                  7.82
    Combined rate on loans, mortgage-backed securities
    and investment securities .....................................                7.91                  7.90
  Customer accounts ...............................................                5.67                  5.57
  Borrowings ......................................................                6.26                  6.29
    Combined cost of customer accounts and borrowings .............                5.91                  5.86
  Interest rate spread ............................................                2.00                  2.04

 *Includes municipal bonds at tax-equivalent yields

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         Quarter Ended December 31,
                                                                     --------------------------------
                                                                         2000                 1999
                                                                     -----------          -----------
                                                                           (Dollars in thousands,
                                                                           except per share data)
INTEREST INCOME
Loans ......................................................         $   105,502          $    91,943
Mortgage-backed securities .................................              23,523               23,894
Investment securities ......................................               4,396                4,452
                                                                     -----------          -----------
                                                                         133,421              120,289

INTEREST EXPENSE
Customer accounts ..........................................              48,905               41,286
FHLB advances and other borrowings .........................              38,513               26,867
                                                                     -----------          -----------
                                                                          87,418               68,153
                                                                     -----------          -----------
NET INTEREST INCOME ........................................              46,003               52,136
Provision for loan losses ..................................                  --                   --
                                                                     -----------          -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ........              46,003               52,136

OTHER INCOME
Gains on sale of securities, net ...........................               1,699                  598
OTHER ......................................................               1,331                1,331
                                                                     -----------          -----------
                                                                           3,030                1,929

OTHER EXPENSE
Compensation and fringe benefits ...........................               6,179                6,746
FDIC deposit insurance premiums ............................                 168                  480
Occupancy expense ..........................................               1,075                1,010
Amortization of costs in excess of net assets acquired .....               1,426                1,513
Other ......................................................               2,191                2,196
                                                                     -----------          -----------
                                                                          11,039               11,945
Gains on real estate owned, net ............................                  37                  393
                                                                     -----------          -----------
INCOME BEFORE INCOME TAXES .................................              38,031               42,513
Income taxes ...............................................              13,478               15,092
                                                                     -----------          -----------
NET INCOME .................................................         $    24,553          $    27,421
                                                                     ===========          ===========

PER SHARE DATA
Basic earnings per share ...................................         $       .47          $       .51
Diluted earnings per share .................................                 .47                  .51
Cash dividends .............................................                 .25                  .24
Weighted average number of shares outstanding,
  including dilutive stock options .........................          52,608,133           54,073,257
Return on average assets ...................................                1.45%                1.77%

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   Quarter Ended December 31,
                                                                                 ----------------------------
                                                                                    2000               1999
                                                                                 ---------          ---------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .............................................................         $  24,553          $  27,421
Adjustments to reconcile net income to net cash provided by
 operating activities
  Amortization of fees, discounts and premiums, net ....................            (4,115)            (4,595)
  Amortization of costs in excess of net assets acquired ...............             1,426              1,513
  Depreciation .........................................................               645                570
  Gains on investment securities and real estate held for sale .........            (1,736)              (991)
  Decrease in accrued interest receivable ..............................               722                191
  Increase in income taxes payable .....................................             9,471             16,600
  FHLB stock dividends .................................................            (1,900)            (1,989)
  Decrease (increase) in other assets ..................................             2,671             (1,019)
  Increase (decrease) in accrued expenses and other liabilities ........             1,610               (244)
                                                                                 ---------          ---------
Net cash provided by operating activities ..............................            33,347             37,457

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property ...........................................          (246,152)          (166,510)
  Construction loans ...................................................           (91,966)          (115,858)
  Land loans ...........................................................           (33,307)           (25,069)
  Loans refinanced .....................................................           (13,285)            (6,389)
                                                                                 ---------          ---------
                                                                                  (384,710)          (313,826)
Savings account loans originated .......................................              (842)              (611)
Loan principal repayments ..............................................           262,320            242,955
Decrease in undisbursed loans in process ...............................           (29,920)           (33,053)
Loans purchased ........................................................              (278)            (1,077)
Available-for-sale securities purchased ................................           (27,698)           (20,232)
Principal payments and maturities of available-for-sale securities .....            30,184             33,859
Available-for-sale securities sold .....................................            27,698             12,239
Principal payments and maturities of held-to-maturity securities .......             7,670             11,545
Proceeds from sales of real estate held for sale .......................             3,932              2,962
Premises and equipment purchased, net ..................................            (1,916)              (823)
                                                                                 ---------          ---------
Net cash used by investing activities ..................................          (113,560)           (66,062)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts ......................................            17,049             47,911
Net increase (decrease) in short-term borrowings .......................            97,239            262,115
Repayments of long-term borrowings .....................................                --           (200,000)
Proceeds from exercise of common stock options .........................             2,103                353
Dividends ..............................................................           (12,971)           (12,594)
Treasury stock purchases, net ..........................................                --            (36,514)
Decrease in advance payments by borrowers for taxes and insurance ......           (16,462)           (15,336)
                                                                                 ---------          ---------
Net cash provided by financing activities ..............................            86,958             45,935

INCREASE IN CASH .......................................................             6,745             17,330
CASH AT BEGINNING OF PERIOD ............................................            28,286             25,037
                                                                                 ---------          ---------
CASH AT END OF PERIOD ..................................................         $  35,031          $  42,367
                                                                                 =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NON-CASH INVESTING ACTIVITIES
  Real estate acquired through foreclosure .............................         $   2,507          $   2,915
CASH PAID DURING THE PERIOD FOR
  Interest .............................................................            90,670             68,927
  Income taxes .........................................................                --                 --

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED DECEMBER 31, 2000
                                   (Unaudited)


NOTE A - Basis of Presentation

The consolidated unaudited interim financial statements included in this report have been prepared by Washington Federal, Inc. (Company). In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The September 30, 2000 Consolidated Statement of Financial Condition was derived from audited financial statements.

NOTE B - Cash Dividend Paid

Dividends per share increased to 25 cents for the quarter ended December 31, 2000 compared with 24 cents for the same period one year ago. On January 19, 2001 the Company paid its 72nd consecutive quarterly cash dividend.

NOTE C - Comprehensive Income

The provisions of Statement of Financial Accounting Standards (SFAS) No. 130,"Reporting Comprehensive Income" require that comprehensive income and its components be disclosed in the financial statements. The Company's comprehensive income includes all items which comprise net income plus the unrealized holding gains or losses on available-for-sale securities. In accordance with the provisions of SFAS No. 130, the Company's total comprehensive income for the quarters ending December 31, 2000 and December 31, 1999 totaled $46,553,000 and $14,421,000, respectively. The difference between the Company's net income and total comprehensive income for these periods equals the change in the net unrealized gain and loss on securities available-for-sale during the applicable periods.

Note D - Earnings per Share

The provisions of SFAS No. 128, "Earnings per Share" require the Company to present both basic and diluted EPS on the face of its statements of operations. The following table provides a reconciliation of the numerators and denominators of the basic and diluted computations:

                                                   Income               Shares         Per-Share
                                                 (Numerator)         (Denominator)       Amount
                                                 -----------         -------------     ---------
Basic EPS
 Income available to common
  stockholders                                   $24,553,000          52,157,095         $.47

Diluted EPS
 Income available to common stockholders
  plus assumed conversions                       $24,553,000          52,608,133         $.47

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTE E - Accounting Changes

Effective October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result of the adoption of this new accounting standard, the Company's forward contracts to purchase mortgage-backed securities were designated as cash flow hedges of specific forecasted purchases of securities. Previously, the Company had accounted for the fair value of these contracts to purchase as available-for-sale securities and unrealized gains or losses were recognized as a component of stockholders' equity through comprehensive income. Under the new accounting standard, being designated as cash flow hedges, the unrealized gains or losses on forward contracts are also recognized as a component of stockholders' equity though comprehensive income until the related forecasted purchase of securities occurs whereupon the remaining unrealized gains or losses are included in the basis of the purchased securities. Therefore, there was no material impact upon the adoption of the new standard and no explicit transition adjustment. The unrealized gains on forward commitments were $15,200,000 at October 1, 2000 and $24,500,000 at December 31, 2000.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Washington Federal, Inc. (Company) is a savings and loan holding company. The Company's primary operating subsidiary is Washington Federal Savings (Association).

INTEREST RATE RISK

The Company accepts a high level of interest rate volatility as a result of its policy to originate fixed-rate single family home loans which are longer-term than the short-term characteristics of its liabilities of customer accounts and borrowed money. At December 31, 2000 the Company had a negative one year maturity gap of approximately 49% of total assets.

The interest rate spread declined to 2.00% at December 31, 2000 from 2.04% at September 30, 2000. The decline was, in large part, due to the repricing of deposits at higher rates as they matured during the quarter. During this phase of the interest rate cycle, the Company chose to leverage the balance sheet and increase its asset size. As a result, FHLB advances and other borrowed money increased to an equivalent of 35.8% of total assets at December 31, 2000 compared to 35.2% of total assets at September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth at December 31, 2000 was $794,850,000 or 11.56% of total assets. This is an increase of $35,685,000 from September 30, 2000, when net worth was $759,165,000 or 11.30% of total assets. The change in the Company's net worth includes the impact of $12,971,000 of cash dividends paid and a $22,000,000 increase in the valuation reserve for available-for-sale securities. Net worth also increased by $24,553,000 from earnings and $2,103,000 from proceeds received from the exercise of common stock options. During the quarter ended December 31, 2000, no additional shares were repurchased under the Company's ongoing common stock repurchase program which left a total of 2.9 million shares currently authorized by the Board of Directors as available for repurchase.

The Company's percentage of net worth to total assets is among the highest in the nation and the Association's regulatory capital ratios are nearly three times the minimum required under Office of Thrift Supervision ("OTS") regulations. Management believes this strong net worth position will help protect earnings against interest rate risk and enable it to compete more effectively for controlled growth through acquisitions, de novo expansion and customer deposit increases.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Cash and investment securities amounted to $181,019,000, only a $9,741,000 increase from a quarter ago as the Company continued to emphasize mortgage lending as its best investment alternative of available funds.

The minimum liquidity levels of the Association are governed by the regulations of the OTS. Liquidity is defined as the ratio of average cash and eligible unpledged investment securities and mortgage-backed securities to the sum of average withdrawable savings plus short-term (one year) borrowings. Currently, the Association is required to maintain total liquidity at four percent. At December 31, 2000, total liquidity was 6.29%.

CHANGES IN FINANCIAL POSITION

AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES. The Company purchased and sold $27,698,438 of mortgage-backed securities during the first quarter of fiscal 2001, all of which had been categorized as available-for-sale. As of December 31, 2000, the Company had unrealized gains of $25,000,000 in available-for-sale securities, net of tax, which are recorded as part of stockholders' equity.

LOANS RECEIVABLE. Loans receivable increased 3% during the quarter to $5,103,838,000 at December 31, 2000 from $4,949,235,000 at September 30, 2000.

The Company evaluates loans that will not be repaid in accordance with their contractual terms using a discounted cash flow methodology or the fair value of the collateral for certain loans. Smaller balance loans are excluded with limited exceptions. At December 31, 2000, the Company's recorded investment in impaired loans was $13,742,000 of which $4,537,000 had allocated reserves of $1,856,000. The average balance of impaired loans during the quarter was $13,755,000 and interest income (cash received) from impaired loans was $335,000.

COSTS IN EXCESS OF NET ASSETS ACQUIRED. The Company periodically monitors these assets for potential impairment of which there was none at December 31, 2000. The Company will continue to evaluate these assets and, if appropriate, provide for any diminution in value.

CUSTOMER ACCOUNTS. Customer accounts increased slightly by $17,049,000, or less than 1%, to $3,482,319,000 at December 31, 2000 compared to $3,465,270,000 at
September 30, 2000.

FHLB ADVANCES AND OTHER BORROWINGS. Total borrowings increased to
$2,460,748,000. See Interest Rate Risk above.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS

Net interest income decreased $6,133,000 (12%) to $46,003,000 for the December 2000 quarter from $52,136,000 one year ago. This decrease was due, in large part, to the decrease in the net interest spread to 2.00% at December 31, 2000 compared to 2.04% at September 30, 2000 and 2.62% at December 31, 1999.

Interest income on loans increased $13,559,000 (15%) to $105,502,000 for the quarter ended December 31, 2000 from $91,943,000 one year ago. The increase is primarily due to the increase in the average balance of loans from $4,432,349,000 during the first fiscal quarter of 1999 to $5,025,665,000 during the most recent quarter. Average interest rates on loans increased to 8.40% from 8.30% one year ago.

Interest income on mortgage-backed securities decreased slightly by $371,000 (2%) to $23,523,000 for the quarter ended December 31, 2000 versus $23,894,000 in the same period one year ago. The average balance declined slightly while the weighted average yield remained essentially the same as one year ago. Average mortgage-backed securities totaled $1,309,949,000 with a yield of 7.18% in the most recent quarter compared to $1,334,401,000 at 7.16% in the corresponding quarter in fiscal 2000. The Company purchases mortgage-backed securities to supplement single family loan origination when additional growth is desired.

Interest on investments decreased only $56,000 (1%) in the quarter versus the year ago quarter. The weighted average yield increased to 7.08% at December 31, 2000 compared with 6.87% at December 31, 1999, however, the combined investment securities and FHLB stock portfolio increased to an average balance of $257,366,000 for the most recent quarter compared to $252,309,000 in the corresponding quarter one year ago.

Interest expense on customer accounts increased $7,619,000 (18%) for the quarter ended December 31, 2000 from $41,286,000 for the same period one year ago. While the increase in customer accounts of $17,049,000 represented less than 1% growth, the weighted average rate paid to depositors increased substantially to 5.60% from 4.81% paid in the corresponding quarter of fiscal 2000. The federal funds target rate increased 125 basis points during the past year resulting in a substantial increase in the Company's funding costs.

Interest on FHLB advances and other borrowings increased $11,646,000 (43%) to $38,513,000 for the December 2000 compared to $26,867,000 for the corresponding quarter one year ago. The substantial increase was partially due to the Company's funding of loan growth which increased average borrowings to $2,403,528,000 in the most recent quarter from $1,915,210,000 one year ago. The average rate paid during the first fiscal quarter of 2001 increased to 6.41% from 5.61% one year ago as the Federal Reserve continued its tightening posture throughout the past 12 months.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

The Company determined the adequacy of the allowance for loan losses as it has in the past and concluded a provision would not be required for the most recent quarter. Net charge offs amounted to only $519,000 or .01% of average loans for the first fiscal quarter of 2001 as the Company continues to operate in very strong economic markets. Non-performing assets amounted to $31,819,000 or .46% of total assets at December 31, 2000.

Other income increased $1,101,000 (57%) for the December 2000 quarter compared to the December 1999 quarter. The increase was entirely the result of increased gains on sale of available-for-sale securities which increased from $598,000 in the first fiscal quarter of 2000 to $1,699,000 in the first fiscal quarter of 2001.

Other expense declined $906,000 or 8% from the year ago period as FDIC insurance premiums were reduced 65% to $168,000 from $480,000 in the first fiscal quarter of 2000. Compensation and fringe benefits declined $567,000 from the corresponding quarter one year ago as claims drawn on the Company's self-funded insurance program decreased and employee incentive program accruals were reduced. The total number of staff, including part-time employees on a full-time equivalent basis, remained at 700 at both December 31, 2000 and 1999. The Company's general and administrative expenses, excluding goodwill amortization, equaled .65% and .77% of average total assets at December 31, 2000 and 1999, respectively.

Income taxes decreased $1,614,000 (11%) in the December 2000 quarter due to a lower taxable income base. The effective tax rate was 35.4% for the December 2000 quarter and 35.5% for the December 1999 quarter.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in quantitative and qualitative information about market risk since the year ended September 30, 2000.

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

Not applicable

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        /s/ Roy M. Whitehead
February 05, 2001                       ----------------------------------------
                                        ROY M. WHITEHEAD
                                        President and Chief Executive Officer





                                        /s/ Ronald L. Saper
February 05, 2001                       ----------------------------------------
                                        RONALD L. SAPER
                                        Executive Vice-President and Chief
                                        Financial Officer (principal financial
                                        and accounting officer)