Form 10-Q
period 2001-03-31
WASHINGTON FEDERAL INC
filed 2001-05-14
CIK 936528

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

      For Quarter Ended  March 31, 2001      Commission file  number 0-25454

                            WASHINGTON FEDERAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Washington                                        91-1661606
  --------------------------------                          -------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

              425 Pike Street            Seattle, Washington  98101
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

        (1)   Yes [X].  No [ ].

        (2)   Yes [X].  No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         TITLE OF CLASS:                        AT MAY 1, 2001

   Common stock, $1.00 par value                  57,655,813

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                               PART I
Item 1. Financial Statements

              The Consolidated Financial Statements of Washington Federal, Inc. and
              Subsidiaries filed as a part of the report are as follows:

              Consolidated Statements of Financial Condition
              as of March 31, 2001 and September 30, 2000 ...............................   Page 3

              Consolidated Statements of Operations for the three
              and six months ended March 31, 2001 and 2000 ..............................   Page 4

              Consolidated Statements of Cash Flows for the
              six months ended March 31, 2001 and 2000 ..................................   Page 5

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

Item 5.    Other Information ............................................................  Page 12

Item 6.    Exhibits and Reports on Form 8-K .............................................  Page 12

             Signatures .................................................................  Page 13

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                          March 31, 2001     September 30, 2000
                                                                          --------------     ------------------
                                                                           (In thousands, except per share data)

ASSETS
Cash ..............................................................         $    35,525           $    28,286
Available-for-sale securities, including mortgage-backed
   securities of $1,065,370 .......................................           1,160,801             1,178,317
Held-to-maturity securities, including mortgage-backed
    securities of $259,066 ........................................             276,359               292,780
Securitized assets subject to repurchase ..........................           1,388,197                    --
Loans receivable, net .............................................           3,853,198             4,949,235
Interest receivable ...............................................              49,391                40,700
Premises and equipment, net .......................................              51,760                50,487
Real estate held for sale .........................................              14,975                17,416
FHLB stock ........................................................             120,109               116,314
Costs in excess of net assets acquired ............................              38,737                41,577
Other assets ......................................................               2,009                 4,729
                                                                            -----------           -----------
                                                                            $ 6,991,061           $ 6,719,841
                                                                            ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Customer accounts
    Savings and demand accounts ...................................         $ 3,537,108           $ 3,375,036
    Repurchase agreements with customers ..........................              72,272                90,234
                                                                            -----------           -----------
                                                                              3,609,380             3,465,270
FHLB advances .....................................................           1,506,000             1,209,000
Other borrowings, primarily securities sold under agreements
    to repurchase .................................................             912,225             1,154,509
Advance payments by borrowers for taxes and insurance .............              20,292                29,093
Federal and state income taxes ....................................              69,131                53,012
Accrued expenses and other liabilities ............................              53,333                49,792
                                                                            -----------           -----------
                                                                              6,170,361             5,960,676
STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, 100,000,000 shares authorized;
     68,808,372 and 68,525,260 shares issued; and 57,639,075
     and 57,333,025 shares outstanding ............................              68,808                62,296
Paid-in capital ...................................................             890,864               785,745
Accumulated other comprehensive income, net of taxes ..............              35,000                 3,000
Treasury stock, at cost; 11,169,297 and 11,192,235 shares .........            (189,629)             (190,018)
Retained earnings .................................................              15,657                98,142
                                                                            -----------           -----------
                                                                                820,700               759,165
                                                                            -----------           -----------
                                                                            $ 6,991,061           $ 6,719,841
                                                                            ===========           ===========

CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share ....................................         $     14.24           $     14.57
Stockholders' equity to total assets ..............................               11.74%                11.30%
Loans serviced for others .........................................         $    33,366           $    37,912
Weighted average rates at period end:
  Loans and mortgage-backed securities ............................                7.80%                 7.90%
  Investment securities* ..........................................                7.79                  7.82
    Combined rate on loans, mortgage-backed securities
    and investment securities .....................................                7.80                  7.90
  Customer accounts ...............................................                5.47                  5.57
  Borrowings ......................................................                5.21                  6.29
    Combined cost of customer accounts and borrowings .............                5.37                  5.86
  Interest rate spread ............................................                2.43                  2.04

 *Includes municipal bonds at tax-equivalent yields

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Quarter Ended March 31,        Six Months Ended March 31,

                                                                -------------------------       --------------------------
                                                                 2001              2000           2001              2000

                                                                --------         --------       ---------        ---------
                                                                       (Dollars in thousands, except per share data)

INTEREST INCOME
Loans ......................................................    $106,805         $ 93,468	$212,307         $185,411
Mortgage-backed securities .................................      22,969           23,743         46,491           47,637
Investment securities ......................................       4,332            4,362          8,729            8,814
                                                                --------         --------       --------         --------
                                                                 134,106          121,573        267,527          241,862

INTEREST EXPENSE
Customer accounts ..........................................      48,839           41,228         97,744           82,514
FHLB advances and other borrowings .........................      34,523           29,113         73,036           55,980
                                                                --------         --------       --------         --------
                                                                  83,362           70,341        170,780          138,494
                                                                --------         --------       --------         --------
NET INTEREST INCOME ........................................      50,744           51,232         96,747          103,368
Provision for loan losses ..................................         150               --            150               --
                                                                --------         --------       --------         --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ........      50,594           51,232         96,597          103,368

OTHER INCOME
Gains on sale of securities, net ...........................       1,535            1,118          3,234            1,716
OTHER ......................................................       1,367            1,466          2,766            2,797
                                                                --------         --------       --------         --------
                                                                   2,902            2,584          6,000            4,513

OTHER EXPENSE
Compensation and fringe benefits ...........................       6,666            6,752         12,846           13,498
FDIC deposit insurance premiums ............................         166              177            334              657
Occupancy expense ..........................................       1,153            1,076          2,228            2,086
Other ......................................................       3,754            4,224          7,439            7,934
                                                                --------         --------       --------         --------
                                                                  11,739           12,230         22,847           24,175
Gains on real estate owned, net ............................          22              214             59              607
                                                                --------         --------       --------         --------
INCOME BEFORE INCOME TAXES .................................      41,779           41,800         79,809           84,313
Income taxes ...............................................      14,455           14,792         27,933           29,884
                                                                --------         --------       --------         --------
NET INCOME .................................................    $ 27,324         $ 27,008       $ 51,876         $ 54,429
                                                                ========         ========       ========         ========

PER SHARE DATA
Basic earnings per share ...................................    $    .47         $    .47       $    .90         $    .93
Diluted earnings per share .................................         .47              .47            .89              .93
Cash dividends .............................................         .23              .22            .46              .44
Weighted average number of shares outstanding,
  including dilutive stock options .........................  58,290,640       57,908,549     58,090,098       58,701,900
Return on average assets ...................................        1.59%            1.71%          1.52%            1.74%

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Six Months Ended March 31,
                                                                                 ----------------------------
                                                                                    2001               2000
                                                                                 ---------          ---------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .............................................................         $  51,876          $  54,429
Adjustments to reconcile net income to net cash provided by
 operating activities
  Amortization of fees, discounts and premiums, net ....................            (1,126)            (8,567)
  Amortization of costs in excess of net assets acquired ...............             2,840              3,027
  Depreciation .........................................................               976              1,140
  Gains on investment securities and real estate held for sale .........            (3,293)            (2,322)
  Increase in accrued interest receivable ..............................            (8,691)            (1,310)
  Increase (decrease) in income taxes payable ..........................            (1,881)             4,442
  FHLB stock dividends .................................................            (3,795)            (3,780)
  Decrease (increase) in other assets ..................................             2,720             (1,201)
  Increase in accrued expenses and other liabilities ...................             3,541                855
                                                                                 ---------          ---------
Net cash provided by operating activities ..............................            43,167             46,713

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property ...........................................          (505,778)          (328,425)
  Construction loans ...................................................          (175,462)          (210.508)
  Land loans ...........................................................           (61,320)           (48,597)
  Loans refinanced .....................................................           (34,763)           (12,622)
                                                                                 ---------          ---------
                                                                                  (777,323)          (620,152)
Savings account loans originated .......................................            (1,629)            (1,337)
Loan principal repayments ..............................................           528,739            466,549
Decrease in undisbursed loans in process ...............................           (44,653)           (50,434)
Loans purchased ........................................................            (1,556)            (1,194)
Purchase of available-for-sale securities ..............................           (44,839)          (110,026)
Principal payments and maturities of available-for-sale securities .....            66,132             75,136
Proceeds from sales of available-for-sale securities ...................            50,282             23,356
Principal payments and maturities of held-to-maturity securities .......            16,500             19,484
Proceeds from sales of real estate held for sale .......................             6,986              6,061
Premises and equipment purchased, net ..................................            (2,249)            (1,270)
                                                                                 ---------          ---------
Net cash used by investing activities ..................................          (203,610)          (193,827)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts ......................................           144,110             33,610
Increase borrowings ....................................................            54,716            183,859
Proceeds from exercise of common stock options .........................             3,472                398
Proceeds from employee stock ownership plan ............................               574              3,573
Treasury stock purchased ...............................................                --            (39,907)
Dividends ..............................................................           (26,389)           (25,194)
Decrease in advance payments by borrowers for taxes and insurance ......            (8,801)            (3,688)
                                                                                 ---------          ---------
Net cash provided by financing activities ..............................           167,682            152,651

INCREASE IN CASH .......................................................             7,239              5,537
CASH AT BEGINNING OF PERIOD ............................................            28,286             25,037
                                                                                 ---------          ---------
CASH AT END OF PERIOD ..................................................         $  35,525          $  30,574
                                                                                 =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NON-CASH INVESTING ACTIVITIES
  Real estate acquired through foreclosure .............................        $    4,483          $   6,306
NON-CASH OPERATING ACTIVITIES
  Assets securitized subject to repurchase, net ........................         1,388,197                 --
CASH PAID DURING THE PERIOD FOR
  Interest .............................................................           171,345            137,869
  Income taxes .........................................................            27,552             26,950

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED MARCH 31, 2001
                                   (Unaudited)


NOTE A - Basis of Presentation

The consolidated interim financial statements included in this report have been prepared by Washington Federal, Inc. ("Company") without audit. The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The September 30, 2000 Consolidated Statement of Financial Condition was derived from audited financial statements.

The information included in this Form 10-Q should be read in conjunction with Washington Federal, Inc.'s 2000 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

NOTE B - Dividends

Dividends per share increased to 23 cents for the quarter ended March 31, 2001 compared with 22 cents for the same period one year ago. On April 27, 2001 the Company paid its 73rd consecutive quarterly cash dividend.

On January 24, 2001, the Board of Directors of the Company declared an eleven-for-ten stock split in the form of a 10% stock dividend to stockholders of record on February 9, 2001, which was distributed on February 23, 2001.
All previously reported per share amounts have been adjusted accordingly.

NOTE C - Comprehensive Income

The Company's comprehensive income includes all items which comprise net income plus the unrealized holding gains (losses) on available-for-sale securities and forward commitments to purchase mortgage-backed securities. Total comprehensive income for the quarters ended March 31, 20001 and March 31, 2000 totaled $37,324,000 and $21,008,000, respectively. The total comprehensive income for the six months ended March 31, 2001 and March 31, 2000 totaled $83,876,000 and $35,429,000, respectively. The difference between the Company's net income and total comprehensive income equals the change in the net unrealized gain or loss on securities available-for-sale and forward commitments to purchase mortgage-backed securities during the applicable periods.

Note D - Securitized Assets Subject to Repurchase

During the second quarter of fiscal 2001, the Company completed the securitization of over 13,000 residential mortgage loans into a real estate mortgage investment conduit ("REMIC"). This transaction did not qualify as a sale under Statement of Financial Accounting Standards ("SFAS") No. 125, therefore no gain or loss was realized. The Company is currently the holder of all of the securities issued by the REMIC. The result of this transaction was a transfer of securitized loans and related capitalized costs, deferred loan fees, and allowance for loan losses into a new line item on the balance sheet - securitized assets subject to repurchase, which continue to be accounted for in a manner similar to residential mortgage loans. The balance consists of the following:

                                         As of
                                     March 31, 2001
                                     --------------
Securitized loans                    $1,397,643,742
Deferred loan costs                       4,200,000
Deferred loan fees                      (11,447,000)
Allowance for loan losses                (2,200,000)
                                     --------------
                                     $1,388,196,742


Note E - Pledged Securities

Pledged securities having a fair value of $941.2 million and a amortized cost of $922.1 million are subject to certain agreements which may allow the secured party to either, rehypothecate or otherwise pledge the securities. In accordance with SFAS No. 140, these amounts have been separately identified in the statements of financial condition. In addition, securities with an amortized cost of $133.7 million and a fair value of $140.9 million were pledged to secure public deposits and other borrowings. The Company had not accepted any securities as collateral that it was permitted to sell or repledge as of March 31, 2001.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Washington Federal, Inc. ("Company") is a savings and loan holding company. The Company's primary operating subsidiary is Washington Federal Savings ("Association").

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At March 31, 2001 the Company had a negative one-year maturity gap of approximately 45% of total assets. The interest rate spread increased to 2.43% at March 31, 2001 from 2.04% at September 30, 2000. The increase was, in large part, due to the precipitous change of the yield curve as a result of the Federal Reserve reduction in interest rates three times, totaling 150 basis points during the quarter. During this phase of the interest rate cycle the Company increased earning assets by $269,257,000 or
4.1 %, strengthened its capital position and de-leveraged the balance sheet by reducing its borrowed money. FHLB advances and other borrowed money decreased to an equivalent of 34.6% of total assets at March 31, 2001, compared to 35.2% of total assets at September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth at March 31, 2001 was $820,700,000, or 11.74% of total assets. This is an increase of $61,535,000 from September 30, 2000 when net worth was $759,165,000, or 11.30% of total assets. The increase in the Company's net worth included $51,876,000 from net income and a $32,000,000 increase in other comprehensive income. Stock options exercised during the
first six months of fiscal 2001, increased net worth by $3,472,000.   Net
worth was reduced by $26,389,000 of cash dividends paid. During the six months ended March 31, 2001,no additional shares were repurchased under the Company's ongoing common stock repurchase program, which left a total of 3.51 million shares currently authorized by the Board of Directors as available for repurchase.

The Company's percentage of net worth to total assets is among the highest in the nation and is nearly three times the minimum required under Office of Thrift Supervision ("OTS") regulations. Management believes this strong net worth position will help protect earnings against interest rate risk and enable it to compete more effectively for controlled growth through acquisitions, de novo expansion, and increased customer deposits.

The Company's cash and investment securities amounted to $181,257,000, a $9,980,000 increase from six months ago. This increase is due primarily to increased cash flows from financing activities and an increase in the unrealized gains on available-for-sale securities in the investment portfolio.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The minimum liquidity levels of the Association are governed by the regulations of the OTS. Liquidity is defined as the ratio of average cash and eligible unpledged investment securities and mortgage-backed securities to the sum of average withdrawable savings plus short-term (one year) borrowings. Currently, the Association is required to maintain total liquidity at four percent. At March 31, 2001, total liquidity was 5.11%.

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities. The Company purchased $44,839,000 of mortgage-backed securities during the six month period, all of which were categorized as available-for-sale. The Company sold $50,282,000 of mortgage-backed-securities during the six months ended March 31, 2001, which resulted in a gain of $3,234,000. There were no purchases of held-to-maturity securities during the first six months of fiscal 2001. As of March 31, 2001, the Company had unrealized gains on available-for-sale securities of $35,000,000, net of tax, which were recorded as part of stockholders' equity.

Loans receivable and securitized assets subject to repurchase. During the six months ended March 31, 2001, the Company completed the securitization of over 13,000 residential mortgage loans into a real estate mortgage investment conduit (REMIC). In completing this transaction, the Company gained increased flexibility in managing its asset/liability strategy and will receive ongoing financial benefits through a reduction of future operating expenses. The result of this transaction was a transfer of securitized loans and related capitalized costs, deferred fees, and allowance for loan losses into a new line item on the balance sheet - securitized assets subject to repurchase. The combined total of loans receivable and securitized assets subject to repurchase increased 5.9% during the six month period to $5,239,395,000 at March 31, 2001 from $4,949,235,000 at September 30, 2000.

Non-performing assets increased 5.0% during the six month period ended March 31, 2001 to $32,968,000 from $31,393,000 at September 30, 2000.

Costs in excess of net assets acquired. The Company periodically monitors costs in excess of net assets acquired for potential impairment, of which there was none at March 31, 2001. The Company will continue to evaluate these assets and, if appropriate, provide for any diminution in value.

Customer accounts. Customer accounts increased $144,110,000, or 4.3%, to $3,609,380,000 at March 31, 2001 compared with $3,465,270,000 at September 30,
2000. This increase is due to attractive pricing and continued uncertainty in the equity markets.

FHLB advances and other borrowings. Total borrowings increased 2.3% to $2,418,225,000 during the six months ended March 31, 2001. See Interest Rate Risk above.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Interest income on loans increased $26,896,000 (14.5%) to $212,307,000 for the six months ended March 31, 2001 from $185,411,000 for the six months ended March 31, 2000. This increase is due to an increase in average loan balances of $530,046,000 (11.7%) and an increase in the weighted average rates of 12 basis points to 8.39% for the six months ended March 31, 2001 compared to the six months ended March 31, 2000.

Interest income on loans increased $13,337,000 (14.3%) to $106,805,000 for the quarter ended March 31, 2001 from $93,468,000 for the quarter ended March 31, 2000. This increase is due to an increase in average loan balances of $576,821,000 (12.5%) for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000.

Interest income on mortgage-backed securities decreased $1,145,000 (2.4%) to $46,491,000 for the six months ended March 31, 2001 from $47,637,000 for the six months ended March 31, 2000. This decrease is the result of the decrease in the average mortgage-backed securities balance of $33,991,000 (2.6%) from the same period one year ago. Interest on mortgage-backed securities decreased $774,000 (3.3%) to $22,969,000 for the quarter ended March 31, 2001, compared with $23,743,000 for the same period one year ago. The average balance of mortgage-backed securities decreased $43,744,000 (3.3%) to $1,266,045,000 for the quarter ended March 31, 2001 from $1,309,949,000 for the quarter ended December 31, 2000, as a result of the sale of $22,583,000 of mortgage-backed securities during the quarter.

Interest income on investments remained consistent with prior quarters, decreasing 1.0% and .7%, for the six months ended March 31, 2001 compared to the six months ended March 31, 2000, and for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000, respectively.

Interest expense on customer accounts increased $15,230,000 (18.5%) to $97,744,000 for the six months ended March 31, 2001 from $82,514,000 for the six months ended March 31, 2000. This increase is due to an increase in average customer accounts of $54,707,000 (1.6%) and an increase in the weighted average rate of 83 basis points to 5.67% for the six months ended March 31, 2001 compared to the six months ended March 31, 2000. Interest expense on customer accounts increased $7,611,000 (18.4%) from March 31, 2001, compared to the quarter ended March 31, 2000, due to an increase in average balances of $52,479,000 and an increase in the weighted average rate of 86 basis points to 5.73% for the quarter ended March 31, 2001.

Provision for loan losses increased $150,000 for both the quarter and six months ended March 31, 2001, compared to the same periods on e year ago. Management determined the provision to be necessary due to the growth in the loan portfolio and the softening of the economy.

Interest on FHLB advances and other borrowings increased $17,056,000 (30.5%) to $73,036,000 for the six months ended March 31, 2001 from $55,980,000 for the six months ended March 31, 2000. This increase is due to an increase in average borrowings of $436,979,000 (22.2%) and an increase in the weighted average rate of 39 basis points to 6.03% for the six months ended March 31, 2001 compared to the six months ended March 31, 2000. Interest on FHLB advances and other borrowings increased $5,410,000 (18.6%) to $34,523,000 for the quarter ended March 31, 2001 from $29,113,000 for the quarter ended March 31, 2000. This increase is due mainly to an increase in average FHLB advances and other borrowings of $385,314,000 (19.0%) for the same period.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Other income increased $1,419,000 (31.4%) to $5,932,000 for the six months ended March 31, 2001 from $4,513,000 for the six months ended March 31, 2000. This increase is attributable primarily to the gains realized from the sales of securities. Gains on the sale of available-for-sale securities totaled $3,234,000 and $1,716,000 for the six months ended March 31, 2001 and March 31, 2000, respectively. Other income increased $318,000 (12.3%) to $2,902,000 for the quarter ended March 31, 2001 from $2,584,000 for the quarter ended March
31, 2000. This increase is attributable primarily to the gains realized from the sales of securities. Gains on the sale of available-for-sale securities totaled $1,535,000 and $1,118,000 for the quarters ended March 31, 2001 and March 31, 2000, respectively.

Total other expense decreased $1,396,000 (5.8%) to $22,779,000 for the six months ended March 31, 2001, compared to $24,175,000 for the six months ended March 31,2000. Total other expense decreased $491,000 (4.0%) for quarter ended March 31, 2001, compared to the March 31, 2000 quarter. These changes are the result of continued cost containment. Total other expense for the quarter and six months ended March 31, 2001 equaled .68% and .67% of average assets, respectively, compared to .78% and .77%, respectively, for the same periods one year ago. The number of staff, including part-time employees on a full-time equivalent basis, was 702 at both March 31, 2001 and March 31, 2000.

Income taxes decreased $1,951,000 (6.5%) and $337,000 (2.3%) for the six month period and quarter ended March 31, 2001, respectively, when compared to the same periods one year ago, due to a lower taxable income base. The effective tax rates were 35.0% for the sixth month period ended March 31, 2001 and 35.4% for the same period one year ago.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in quantitative and qualitative information about market risk since September 30, 2000.

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

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

The Annual Meeting of Stockholders of Washington Federal Savings, Inc. was held on January 24, 2001. Three nominees for election as Directors, Kermit O. Hanson, W. Alden Harris, and Guy C. Pinkerton were elected for three-year terms. The votes cast for Kermit O. Hanson were 47,694,154 shares. The votes cast for
W. Alden Harris were 47,573,590 shares. The votes cast for Guy C. Pinkerton were 47,690,101 shares.

The stockholders ratified the appointment of Deloitte & Touche LLP as Washington Federal, Inc.'s independent public accountants for fiscal 2001 with 48,217,193 votes cast for the proposal.

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






                                        /s/ Roy M. Whitehead
May 14, 2001                            --------------------------------------
                                        ROY M. WHITEHEAD
                                        President and Chief Executive Officer





                                        /s/ Ronald L. Saper
May 14, 2001                            --------------------------------------
                                        RONALD L. SAPER
                                        Executive Vice-President and Chief
                                        Financial Officer (principal financial
                                        officer)



                                        /s/ Brent J. Beardall
May 14, 2001                            --------------------------------------
                                        BRENT J. BEARDALL
                                        Controller (principal
                                        accounting officer)