Form 10-Q
period 2001-06-30
WASHINGTON FEDERAL INC
filed 2001-08-09
CIK 936528

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the quarterly period ended                       June 30,2001

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the transition period from __________________ to __________________

      For Quarter Ended  June 30, 2001      Commission file  number 0-25454

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

        (1)   Yes [X].  No [ ].

        (2)   Yes [X].  No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         TITLE OF CLASS:                        AT AUGUST 1, 2001

   Common stock, $1.00 par value                  57,829,649

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                               PART I
Item 1. Financial Statements

              The Consolidated Financial Statements of Washington Federal, Inc. and
              Subsidiaries filed as a part of the report are as follows:

              Consolidated Statements of Financial Condition
              as of June 30, 2001 and September 30, 2000 ................................   Page 3

              Consolidated Statements of Operations for the three
              and nine months ended June 30, 2001 and 2000 ..............................   Page 4

              Consolidated Statements of Cash Flows for the
              nine months ended June 30, 2001 and 2000 ..................................   Page 5

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

Item 5.    Other Information ............................................................  Page 12

Item 6.    Exhibits and Reports on Form 8-K .............................................  Page 12

             Signatures .................................................................  Page 13

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                          June 30, 2001     September 30, 2000
                                                                          --------------     ------------------
                                                                           (In thousands, except per share data)

ASSETS
Cash ..............................................................         $    74,662           $    28,286
Available-for-sale securities, including encumbered
   securities of $647,688 .........................................           1,093,202             1,178,317
Held-to-maturity securities, including encumbered
    securities of $140,340 ........................................             263,176               292,780
Securitized assets subject to repurchase ..........................           1,275,345                    --
Loans receivable, net .............................................           4,084,262             4,949,235
Interest receivable ...............................................              47,143                40,700
Premises and equipment, net .......................................              52,544                50,487
Real estate held for sale .........................................              13,781                17,416
FHLB stock ........................................................             122,205               116,314
Costs in excess of net assets acquired, net .......................              37,324                41,577
Other assets ......................................................               2,357                 4,729
                                                                            -----------           -----------
                                                                            $ 7,066,001           $ 6,719,841
                                                                            ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Customer accounts
    Savings and demand accounts ...................................         $ 3,861,015           $ 3,375,036
    Repurchase agreements with customers ..........................              61,936                90,234
                                                                            -----------           -----------
                                                                              3,922,951             3,465,270
FHLB advances .....................................................           1,407,000             1,209,000
Other borrowings, primarily securities sold under agreements
    to repurchase .................................................             774,060             1,154,509
Advance payments by borrowers for taxes and insurance .............              12,238                29,093
Federal and state income taxes ....................................              64,969                53,012
Accrued expenses and other liabilities ............................              54,060                49,792
                                                                            -----------           -----------
                                                                              6,235,278             5,960,676
STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, 100,000,000 shares authorized;
     68,957,621 and 68,525,260 shares issued; and 57,788,324
     and 57,333,025 shares outstanding ............................              68,952                62,296
Paid-in capital ...................................................             892,722               785,745
Accumulated other comprehensive income, net of taxes ..............              27,000                 3,000
Treasury stock, at cost; 11,169,297 and 11,192,235 shares .........            (189,630)             (190,018)
Retained earnings .................................................              31,679                98,142
                                                                            -----------           -----------
                                                                                830,723               759,165
                                                                            -----------           -----------
                                                                            $ 7,066,001           $ 6,719,841
                                                                            ===========           ===========

CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share ....................................         $     14.38           $     13.24
Stockholders' equity to total assets ..............................               11.76%                11.30%
Loans serviced for others .........................................         $    30,078           $    37,912
Weighted average rates at period end:
  Loans and mortgage-backed securities ............................                7.67%                 7.90%
  Investment securities* ..........................................                8.01                  7.82
    Combined rate on loans, mortgage-backed securities
    and investment securities .....................................                7.68                  7.90
  Customer accounts ...............................................                5.08                  5.57
  Borrowings ......................................................                4.71                  6.29
    Combined cost of customer accounts and borrowings .............                4.95                  5.86
  Interest rate spread ............................................                2.73                  2.04

 *Includes municipal bonds at tax-equivalent yields

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Quarter Ended June 30,        Nine Months Ended June 30,

                                                                -------------------------       --------------------------
                                                                 2001              2000           2001              2000

                                                                --------         --------       ---------        ---------
                                                                       (Dollars in thousands, except per share data)

INTEREST INCOME
Loans ......................................................    $107,718         $ 97,195 	$320,025         $282,606
Mortgage-backed securities .................................      22,296           23,907         68,787           71,544
Investment securities ......................................       4,587            4,209         13,316           13,023
                                                                --------         --------       --------         --------
                                                                 134,601          125,311        402,128          367,173

INTEREST EXPENSE
Customer accounts ..........................................      48,190           43,500        145,934          126,014
FHLB advances and other borrowings .........................      29,198           32,990        102,235           88,970
                                                                --------         --------       --------         --------
                                                                  77,388           76,490        248,169          214,984
                                                                --------         --------       --------         --------
NET INTEREST INCOME ........................................      57,213           48,821        153,959          152,189
Provision for loan losses ..................................         500               --            650               --
                                                                --------         --------       --------         --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ........      56,713           48,821        153,309          152,189

OTHER INCOME
Gains on sale of securities, net ...........................          --            1,110          3,235            2,826
OTHER ......................................................       1,971            1,585          4,737            4,382
                                                                --------         --------       --------         --------
                                                                   1,971            2,695          7,972            7,208

OTHER EXPENSE
Compensation and fringe benefits ...........................       7,567            6,727         20,412           20,225
FDIC deposit insurance premiums ............................         162              174            496              831
Occupancy expense ..........................................       1,061            1,009          3,288            3,095
Other ......................................................       3,819            3,406         11,260           11,340
                                                                --------         --------       --------         --------
                                                                  12,609           11,316         35,456           35,491
Gains on real estate owned, net ............................         301              147            360              754
                                                                --------         --------       --------         --------
INCOME BEFORE INCOME TAXES .................................      46,376           40,347        126,185          124,660
Income taxes ...............................................      16,526           14,059         44,459           43,943
                                                                --------         --------       --------         --------
NET INCOME .................................................    $ 29,850         $ 26,288       $ 81,726         $ 80,717
                                                                ========         ========       ========         ========

PER SHARE DATA
Basic earnings per share ...................................    $    .52         $    .46       $   1.42         $   1.39
Diluted earnings per share .................................         .51              .45           1.40             1.38
Cash dividends .............................................         .24              .23            .70              .66
Weighted average number of shares outstanding,
  including dilutive stock options .........................  58,311,815       57,801,404     58,168,929       58,401,853
Return on average assets ...................................        1.71%            1.63%          1.59%            1.70%

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Nine Months Ended June 30,
                                                                                 ----------------------------
                                                                                    2001               2000
                                                                                 ---------          ---------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .............................................................         $  81,726          $  80,717
Adjustments to reconcile net income to net cash provided by
 operating activities
  Amortization of fees, discounts and premiums, net ....................              (157)           (12,695)
  Amortization of costs in excess of net assets acquired ...............             4,253              4,541
  Depreciation .........................................................             2,135              1,710
  Gains on investment securities and real estate held for sale .........            (3,595)            (3,580)
  Increase in accrued interest receivable ..............................            (6,443)            (1,665)
  Increase (decrease) in income taxes payable ..........................               (43)             2,377
  FHLB stock dividends .................................................            (5,891)            (5,600)
  Decrease (increase) in other assets ..................................             2,372             (1,149)
  Increase in accrued expenses and other liabilities ...................             4,268              4,280
                                                                                 ---------          ---------
Net cash provided by operating activities ..............................            78,625             68,936

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property ...........................................          (873,752)          (661,810)
  Construction loans ...................................................          (274,991)          (352,180)
  Land loans ...........................................................           (97,966)           (80,937)
  Loans refinanced .....................................................           (67,367)           (19,434)
                                                                                 ---------          ---------
                                                                                (1,314,076)        (1,114,361)
Savings account loans originated .......................................            (2,692)            (2,324)
Loan principal repayments ..............................................           925,137            723,361
Decrease in undisbursed loans in process ...............................           (28,910)            (4,105)
Loans purchased ........................................................            (1,825)            (1,499)
Purchase of available-for-sale securities ..............................           (63,419)          (169,574)
Principal payments and maturities of available-for-sale securities .....           138,548             97,879
Proceeds from sales of available-for-sale securities ...................            50,282             34,467
Purchase of held-to-maturity securities ................................                --             (4,010)
Principal payments and maturities of held-to-maturity securities .......            29,992             27,992
Proceeds from sales of real estate held for sale .......................            14,697              8,240
Premises and equipment purchased, net ..................................            (4,192)            (2,200)
                                                                                 ---------          ---------
Net cash used by investing activities ..................................          (256,458)          (406,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts ......................................           457,681             21,055
Increase borrowings ....................................................          (182,449)           410,870
Proceeds from exercise of common stock options .........................             5,476                755
Proceeds from employee stock ownership plan ............................               573              3,573
Treasury stock purchased ...............................................                --            (48,485)
Dividends ..............................................................           (40,217)           (38,316)
Decrease in advance payments by borrowers for taxes and insurance ......           (16,855)            (9,928)
                                                                                 ---------          ---------
Net cash provided by financing activities ..............................           224,209            339,524

INCREASE IN CASH .......................................................            46,376              2,326
CASH AT BEGINNING OF PERIOD ............................................            28,286             25,037
                                                                                 ---------          ---------
CASH AT END OF PERIOD ..................................................         $  74,662          $  27,363
                                                                                 =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NON-CASH INVESTING ACTIVITIES
  Real estate acquired through foreclosure .............................        $    4,483          $   7,925
NON-CASH OPERATING ACTIVITIES
  Assets securitized subject to repurchase, net ........................         1,388,197                 --
CASH PAID DURING THE PERIOD FOR
  Interest .............................................................           249,838            214,021
  Income taxes .........................................................            43,452             42,518

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED JUNE 30, 2001
                                   (Unaudited)


NOTE A - Basis of Presentation

The consolidated interim financial statements included in this report have been prepared by Washington Federal, Inc. ("Company") without audit. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting only of normal recurring accruals)necessary for a fair presentation are reflected in the interim financial statements. The September 30, 2000 Consolidated Statement of Financial Condition was derived from audited financial statements.

The information included in this Form 10-Q should be read in conjunction with Washington Federal, Inc.'s 2000 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

NOTE B - Dividends

Dividends per share increased to 24 cents for the quarter ended June 30, 2001 compared with 23 cents for the same period one year ago. On July 27, 2001, the Company paid its 74th consecutive quarterly cash dividend.

NOTE C - Comprehensive Income

The Company's comprehensive income includes all items that comprise net income plus the unrealized holding gains (losses) on available-for-sale securities and forward commitments to purchase mortgage-backed securities. Total comprehensive income for the quarters ended June 30, 2001, and June 30, 2000, totaled $37,850,000 and $29,228,000, respectively. The total comprehensive income for the nine months ended June 30, 2001, and June
30, 2000, totaled $105,726,000 and $64,717,000, respectively. The difference between the Company's net income and total comprehensive income equals the change in the net unrealized gain or loss on securities available-for-sale and forward commitments to purchase mortgage-backed securities during the applicable periods.

Note D - Encumbered Securities

Encumbered securities having a fair value of $788 million and an amortized cost of $778 million are subject to certain agreements that may allow the secured party to either rehypothecate or otherwise pledge the securities. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, these amounts have been separately identified in the statements of financial condition. In addition, securities with an amortized cost of $100 million and a fair value of $106 million were pledged to secure public deposits and other borrowings. The Company had not accepted any securities as collateral that it was permitted to sell or repledge as of June 30, 2001.

Note E - Securitized Assets Subject to Repurchase

During the second quarter of fiscal 2001, the Company completed the securitization of over 13,000 residential mortgage loans into a real estate mortgage investment conduit ("REMIC"). This transaction did not qualify as a sale under SFAS No. 125, therefore no gain or loss was realized. The Company is currently the holder of all of the securities issued by REMIC. The result of this transaction was a transfer of securitized loans and related capitalized costs, deferred loan fees, and allowance for loan losses into a new line item on the balance sheet, securitized assets subject to repurchase, which continue to be accounted for in a manner similar to residential mortgage loans.
The original balance consisted of the following:


Securitized loans                    $1,397,643,742
Deferred loan costs                       4,200,000
Deferred loan fees                      (11,447,000)
Allowance for loan losses                (2,200,000)
                                     --------------
                                     $1,388,196,742


Note F - Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses (including the allowance allocated to the REMIC) for the nine months ended June 30, 2001 and 2000:


                                         Nine Months Ended June 30,
                                          2001		      2000

Balance at beginning of period       $ 20,831,138 	 $ 21,900,257
Provision for loan losses                 650,000 	            -
Charge-offs                            (2,038,617)	     (591,679)
Recoveries                                840,791 	      223,389
                                       ----------        ----------
Balance at end of period             $ 20,283,312 	 $ 21,531,967


Note G - New Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board approved SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on September 30, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the Company discontinuing the amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of fiscal 2002.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Washington Federal, Inc. ("Company") is a savings and loan holding company. The Company's primary operating subsidiary is Washington Federal Savings ("Association").

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans, which are longer term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At June 30, 2001, the Company had a negative one-year maturity gap of approximately 50% of total assets.

The interest rate spread increased to 2.73% at June 30, 2001 from 2.04% at September 30, 2000. The increase was, in large part, due to the steepening of the yield curve as a result of the Federal Reserves reduction in the federal funds target interest rate six times, totaling 275 basis points, during the nine-month period ended June 30, 2001. During this phase of the interest rate cycle, the Company continued to increase earning assets, strengthen its capital position, and de-leverage its balance sheet by reducing borrowed money. Earning assets increased by $236 million or 3.6% from September 30, 2000, to June 30, 2001.

FHLB advances and other borrowed money decreased to an equivalent of 30.9% of total assets at June 30, 2001 compared to 35.2% of total assets at September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth at June 30, 2001 was $830,723,000 or 11.76% of total assets. This was an increase of $71,558,000 from September 30, 2000 when net worth was $759,165,000 or 11.30% of total assets. The increase in the Company's net worth included $81,726,000 from net income and a $24,000,000 increase in other comprehensive income. Stock options exercised during the first nine months of fiscal 2001 increased
net worth by $5,065,000.   Net worth was reduced by $40,126,000 of cash
dividends paid. During the nine months ended June 30, 2001 no additional shares were repurchased under the Company's ongoing common stock repurchase program, which left a total of 3.18 million shares currently authorized by the Board of Directors as available for repurchase.

The Company's percentage of net worth to total assets is among the highest in the nation and is nearly three times the minimum required under Office of Thrift Supervision ("OTS") regulations. Management believes this strong net worth position will help protect earnings against interest rate risk and enable it to compete more effectively for controlled growth through acquisitions, de novo expansion and increased customer deposits.

The Company's cash and investment securities amounted to $220,390,000, a $49,112,000 increase from September 30, 2000. This increase was due primarily to increased cash flows from financing activities and an increase in the unrealized gains on available-for-sale securities in the investment portfolio.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: The Company purchased $63,419,000 of mortgage-backed securities during the nine-month period ended June 30, 2001, all of which were categorized as available-for-sale. The Company sold $50,282,000 of mortgage-backed securities during the nine months ended June 30, 2001, which resulted in a gain of $3,234,000. There were no purchases of held-to-maturity securities during the nine months ended June 30, 2001. As of June 30, 2001, the Company had unrealized gains on available-for-sale securities of $27,000,000, net of tax, which were recorded as part of stockholders' equity.

Loans receivable and securitized assets subject to repurchase: During the nine months ended June 30, 2001, the Company completed the securitization of more than 13,000 residential mortgage loans into a real estate mortgage investment conduit (REMIC). In completing this transaction, the Company gained increased flexibility in managing its asset/liability strategy and will receive ongoing financial benefits through a reduction of future operating expenses. The result of this transaction was a transfer of securitized loans and related capitalized costs, deferred fees and allowance for loan losses into a new line item on the balance sheet, securitized assets subject to repurchase. The combined total of loans receivable and securitized assets subject to repurchase increased 8.3% during the nine month period to $5,359,607,000 at June 30, 2001 from $4,949,235,000 at September 30, 2000.

Non-performing assets: Non-performing assets increased less than 1% during the nine-month period ended June 30, 2001 to $31,618,000 from $31,393,000 at September 30, 2000.

Costs in excess of net assets acquired: The Company periodically monitors costs in excess of net assets acquired for potential impairment; there was no impairment at June 30, 2001. The Company will continue to evaluate these assets and, if appropriate, provide for any diminution in value.

Customer accounts: Customer accounts increased $457,681,000, or 13.2%, to $3,922,951,000 at June 30, 2001 compared with $3,465,270,000 at September
30, 2000. This increase was due to attractive pricing and continued uncertainty in the equity markets.

FHLB advances and other borrowings: Total borrowings decreased 7.7% to $2,181,060,000 during the nine months ended June 30, 2001. See Interest Rate Risk above.

RESULTS OF OPERATIONS

Interest income on loans increased $37,419,000 (13.2%) to $320,025,000 for the nine months ended June 30, 2001 from $282,606,000 for the nine months ended June 30, 2000. This increase was due to an increase in average loan balances of $588,744,000 (12.9%) and an increase in the weighted average rate of two basis points to 8.31% for the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income on loans increased $10,523,000 (10.8%) to $107,718,000 for the quarter ended June 30, 2001 from $97,195,000 for the quarter ended June 30, 2000. This increase was due to an increase in average loan balances of $609,896,000 (13.1%) for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. This increase in average loans was offset by a reduction in average interest rate on loans of 16 basis points from 8.33% for the quarter ended June 30, 2000 to 8.17% for the quarter ended June 30, 2001.

Interest income on mortgage-backed securities decreased $2,757,000
(3.9%) to $68,787,000 for the nine months ended June 30, 2001 from $71,544,000 for the nine months ended June 30, 2000. This decrease was the result of the decrease in the average mortgage-backed securities balance of $53,349,000 (4.0%) from the same period one year ago. Interest income on investments remained consistent with prior quarters, decreasing 1.0% and .7%, for the six months ended March 31, 2001 compared to the six months ended March 31, 2000, and for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000, respectively.

Interest on mortgage-backed securities decreased $1,611,000 (6.7%) to $22,296,000 for the quarter ended June 30, 2001 compared with $23,907,000 for the same period one year ago. The average balance of mortgage-backed securities decreased $92,064,000 (7.0%) to $1,224,691,000 for the quarter ended June 30, 2001 from $1,316,755,000 for the quarter ended June 30, 2000.

Interest income on investments increased $293,000 (2.2%) to $13,316,000 for the nine months ended June 30, 2001 from $13,023,000 for the nine months ended June 30, 2000. This increase was the result of the increase in the average investments balance of $2,973,000 (1.2%) from the same period one year ago. Interest on investments increased $378,000 (9.0%) to $4,587,000 for the quarter ended June 30, 2001 compared with $4,209,000 for the same period one year ago. The average balance of investments increased $7,319,000 (2.9%) to $259,886,000 for the quarter ended June 30, 2001 from $252,567,000 for the quarter ended June 30, 2000. In addition, the average yield on investments increased 39 basis points from 6.67% for the quarter ended
June 30, 2000 to 7.06% for the quarter ended June 30, 2001.

Interest expense on customer accounts increased $19,920,000 (15.8%) to $145,934,000 for the nine months ended June 30, 2001 from $126,014,000 for the nine months ended June 30, 2000. This increase was due to an increase in average customer accounts of $139,183,000 (4.1%) and an increase in the weighted average rate of 58 basis points to 5.52% for the nine months ended June 30, 2001, compared to the nine months ended June 30, 2000. Interest expense on customer accounts increased $4,690,000 (10.8%) from June 30, 2001 compared to the quarter ended June 30, 2000, due to an increase in average balances of $308,136,000 and an increase in the weighted average rate of 10 basis points to 5.24% for the quarter ended June 30, 2001.

Provision for loan losses increased $500,000 and $650,000 for the quarter and nine months ended June 30, 2001, respectively, compared to the same periods one year ago. Management determined the provision to be necessary due to the continued growth in the loan portfolio and the softening of the economy.

Interest on FHLB advances and other borrowings increased $13,265,000 (14.9%) to $102,235,000 for the nine months ended June 30, 2001 from $88,970,000 for the nine months ended June 30, 2000. This increase was due to an increase in average borrowings of $351,632,000 (17.3%) offset by a decrease in the weighted average rate of 10 basis points to 5.69% for the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000. Interest on FHLB advances and other borrowings decreased $3,792,000 (11.5%) to $29,198,000 for the quarter ended June 30, 2001 from $32,990,000 for the quarter ended June 30, 2000. This decrease was due mainly to a decrease in the weighted average rate of 109 basis points to 5.00% for the quarter ended June 30, 2001. The decrease in the weighted average rate was offset by an increase in average FHLB advances and other borrowings of $180,938,000 (8.36%) for quarter ended June 30, 2001 compared to the quarter ended
June 30, 2000.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Total other income increased $764,000 (10.6%) to $7,972,000 for the nine months ended June 30, 2001 from $7,208,000 for the nine months ended June 30, 2000. This increase was attributable primarily to the gains realized from the sale of securities. Gain on the sale of securities totaled $3,235,000 and $2,826,000 for the nine months ended June 30, 2001 and June 30, 2000, respectively. Total other income decreased $724,000 (26.9%) to $1,971,000 for the quarter ended June 30, 2001 from $2,695,000 for the quarter ended June 30, 2000. This decrease was attributable primarily to the gain realized from the sale of securities in the quarter ended June 30, 2000. Gain on the sale of securities totaled $1,110,000 for the quarter ended June 30, 2000.
The Company realized no gain on the sale of securities for the quarter ended June 30, 2001.

Total other expense increased $1,293,000 (11.4%) for quarter ended
June 30, 2001 compared to the June 30, 2000 quarter. This increase was primarily the result of an employee bonus accrual and de-novo branch expansion. Total other expense for the quarter and nine months ended June 30, 2001 equaled .72% and .69% of average assets, respectively, compared to .70% and .75%, respectively, for the same periods one year ago. The number of staff, including part-time employees on a full-time equivalent basis, was 718 at June 30, 2001 compared to 686 full-time equivalent employees at June 30, 2000.

Income taxes increased $2,467,000 (17.5%) and 516,000 (1.2%) for the quarter and nine-month period ended June 30, 2001, respectively, compared to the same periods one year ago, as a result of a higher taxable income base. The effective tax rate was 35.25% for both the nine-month period ended June 30, 2001 and June 30, 2000.

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







                                        /s/ Ronald L. Saper
August 7, 2001                          --------------------------------------
                                        RONALD L. SAPER
                                        Executive Vice-President and Chief
                                        Financial Officer (principal financial
                                        officer)



                                        /s/ Brent J. Beardall
August 7, 2001                          --------------------------------------
                                        BRENT J. BEARDALL
                                        Controller (principal
                                        accounting officer)