Form 10-K
period 2001-09-30
WASHINGTON FEDERAL INC
filed 2001-12-19
CIK 936528

                                    FORM 10-K

                       Securities and Exchange Commission
                             Washington, D.C. 20549

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended September 30, 2001.

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from .............. to ..............

                         Commission File Number: 0-25454

                            Washington Federal, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter)

               Washington                                  91-1661606
               ----------                                  ----------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                  Identification No.)

   425 Pike Street, Seattle, Washington                       98101
   ------------------------------------                       -----
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

As of November 30, 2001, the aggregate market value of the 56,393,494 shares of Common Stock of the Registrant issued and outstanding on such date, excluding 1,187,595 shares held by all directors and executive officers of the Registrant as a group, was $1,385,588,148. This figure is based on the closing sale price of $24.57 per share of the Registrant's Common Stock on November 30, 2001, as reported in The Wall Street Journal on December 3, 2001.

Number of shares of Common Stock outstanding as of November 30, 2001: 57,581,089

                       DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1) Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended September 30, 2001, are incorporated into Part II, Items 5-8 of this Form 10-K.

(2) Portions of the Registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

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

        The business of Washington Federal consists primarily of attracting savings deposits from the general public and investing these funds in loans secured by first mortgage liens on single-family dwellings, including loans for the construction of such dwellings, and to a significantly lesser extent, on commercial property and multi-family dwellings. It also originates other types of loans for its portfolio and invests in certain United States Government and agency obligations and other investments permitted by applicable laws and regulations. Washington Federal has 111 offices located in Washington, Oregon, Idaho, Arizona, Utah, Nevada and Texas, all of which are full service branches. Through subsidiaries, the Association is engaged in real estate development and insurance brokerage activities.

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

                    AVERAGE STATEMENTS OF FINANCIAL CONDITION

                                                                           Year Ended September 30,
                                                ---------------------------------------------------------------------------------
                                                 1999                           2000                            2001
                                      ----------------------------    ---------------------------   -----------------------------
                                       Average             Average    Average             Average    Average             Average
                                       Balance   Interest     Rate    Balance  Interest      Rate    Balance  Interest      Rate
                                       -------   --------  ------- ----------  --------   ------- ----------  --------   -------
                                                                        (Dollars in Thousands)
ASSETS

Loans (1)                            $4,191,658  $353,930    8.44% $4,624,138  $384,852     8.32% $5,203,407  $428,594     8.24%
Mortgage-backed securities            1,132,638    82,331    7.27   1,323,591    95,737     7.23   1,237,530    89,950     7.27
Investment securities                   174,848    11,502    6.58     143,810     9,967     6.93     140,104     9,799     6.99
FHLB stock                              104,013     7,814    7.51     111,714     7,470     6.69     118,938     8,067     6.78
                                     ----------  --------    ----  ----------  --------     ----  ----------  --------     ----
    Total interest-earning assets     5,603,157   455,577    8.13   6,203,253   498,026     8.03   6,699,979   536,410     8.01
Other assets                            189,085                       190,031                        231,215
                                     ----------                    ----------                     ----------
Total assets                         $5,792,242                    $6,393,284                     $6,931,194
                                     ==========                    ==========                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Checking accounts                        98,850     2,266    2.29     101,891     2,371     2.33%    137,522     2,426     1.76%
Passbook and statement accounts         166,428     5,225    3.14     149,199     4,471     3.00     133,133     4,066     3.05
Insured money market accounts           504,609    20,057    3.97     556,481    22,792     4.10     595,860    24,514     4.11
Certificate accounts (time deposits)  2,434,148   127,464    5.24   2,504,682   138,049     5.51   2,759,835   159,566     5.78
Repurchase agreements with customers     98,155     4,930    5.02      91,945     5,052     5.49      72,215     4,138     5.73
FHLB advances                         1,076,263    59,275    5.51     802,818    46,738     5.82   1,336,025    72,654     5.44
Securities sold under
     agreements to repurchase           396,098    19,995    5.05     960,963    58,818     6.12     785,563    45,142     5.75
Federal funds purchased                 105,992     5,278    4.98     351,642    21,220     6.03     142,413     7,614     5.35
                                     ----------  --------    ----  ----------  --------     ----  ----------  --------     ----
     Total interest-bearing
       liabilities                    4,880,543   244,490    5.01   5,519,621   299,511     5.43   5,962,566   320,120     5.37
Other liabilities                       150,126                       137,718                        157,085
                                     ----------                    ----------                     ----------
     Total liabilities                5,030,669                     5,657,339                      6,119,651
Stockholders' equity                    761,573                       735,945                        811,543
                                     ----------                    ----------                     ----------
     Total liabilities
         and stockholders' equity    $5,792,242                    $6,393,284                     $6,931,194
                                     ==========                    ==========                     ==========
Net interest income/Interest rate
     spread                                     $211,087     3.12%             $198,515     2.60%             $216,290     2.64%
                                                ========     ====              ========     ====              ========     ====

Net interest margin (2)                                      3.77%                          3.20%                          3.23%
                                                             ====                           ====                           ====


----------------
(1) The average balance of loans includes securitized assets subject to repurchase, nonaccruing loans, interest on which is recognized on a cash basis.

(2)  Net interest income divided by average interest-earning assets.

LENDING ACTIVITIES

        GENERAL. The Association's net portfolio of loans and mortgage-backed securities totaled $6.570 billion at September 30, 2001, representing approximately 93% of its total assets. In recent years, the Company has concentrated its lending activities on the origination of conventional loans, which are loans that are neither insured nor guaranteed by agencies of the United States Government. The Company's investment in mortgage-backed securities issued or guaranteed by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and certain privately insured mortgage-backed securities amounted to $1.182 billion (net of discounts and premiums) at September 30, 2001, and is deemed to be part of the Company's loan portfolio.

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


                                   1997                1998                  1999                 2000                 2001
                          --------------------  -------------------  -------------------  -------------------  -------------------
                            Amount     Percent   Amount     Percent    Amount    Percent    Amount    Percent    Amount    Percent
                          ----------   -------  --------    -------  ----------  -------  ----------  -------  ----------  -------
                                                         (Dollars in Thousands)
Loans by type of loan
  Real estate:
   Conventional:
    Permanent             $3,719,185      68.9% $3,689,755    68.3% $3,908,177     64.1% $4,425,790     66.9%  $4,872,852    70.8%
    Land development         158,706       2.9     160,879     3.0     170,479      2.8     180,745      2.7      193,424     2.8
    Construction(1)          542,394      10.0     562,689    10.4     620,459     10.2     646,823      9.8      602,129     8.7
   Insured or guaranteed:
     FHA                      26,641        .5      19,330      .3      14,616       .2      12,200       .2        9,781      .1
     VA                       17,797        .3      15,829      .3      13,217       .2      12,484       .2       10,575      .2
  Mortgage-backed
    securities
    (residential)(2)         931,456      17.3     949,892    17.6   1,366,278     22.5   1,339,214     20.2    1,200,112    17.4
Savings account loans          3,954        .1       3,094      .1       2,731       --       1,769       --        1,350      --
Consumer                       1,089        --         673      --         395       --         187       --          272      --
                          ----------     -----  ----------   -----  ----------    -----  ----------    -----   ----------   -----
    Total(3)              $5,401,222     100.0% $5,402,141   100.0% $6,096,352    100.0% $6,619,212    100.0%  $6,890,495   100.0%
                          ==========     =====  ==========   =====  ==========    =====  ==========    =====   ==========   =====

Loans by type of
  security
    Residential:
      Single-family(4)    $4,222,566      78.2% $4,258,722    78.7% $4,455,275     73.0% $4,989,743     75.4%  $5,292,521    76.9%
      Other dwelling
        units                122,038       2.2     105,022     2.0     206,347      3.4     234,381      3.6      352,043     5.1
Income property              120,119       2.2      84,738     1.6      65,326      1.1      53,918       .8       44,196      .6
Mortgage-backed
  securities
  (residential)(2)           931,456      17.3     949,892    17.6   1,366,278     22.5   1,339,214     20.2    1,200,112    17.4
Savings account loans          3,954        .1       3,094      .1       2,731       --       1,769       --        1,350      --
 Consumer                      1,089        --         673      --         395       --         187       --          273      --
                          ----------     -----  ----------   -----  ----------    -----  ----------    -----   ----------   -----
      Total(3)            $5,401,222     100.0  $5,402,141   100.0% $6,096,352    100.0% $6,619,212    100.0%  $6,890,495   100.0%
                          ==========     =====  ==========   =====  ==========    =====  ==========    =====   ==========   =====

------------
(1) Includes construction loans that have been modified to monthly payment loans, due in full in approximately one year, in the amount of $17.8 million, $17.6 million, $10.4 million, $10.8 million and $16.0 million at September 30, 1997, 1998, 1999, 2000 and 2001, respectively.

(2) For additional information, see Note C to the Consolidated Financial Statements.

(3) After netting undisbursed proceeds on loans in process, deferred fees, discounts on loans, and allowances for possible losses against the applicable loan amounts, the Association's net loan portfolio amounted to $5.1 billion, $5.1 billion, $5.7 billion, $6.3 billion and $6.6 billion at September 30, 1997, 1998, 1999, 2000 and 2001, respectively.

(4) Includes condominium units (which are deemed to be single-family residences regardless of the number of units in the structure in which they are located), as well as land and construction loans for single-family residences.

        The following table summarizes the scheduled contractual gross loan maturities for the Association's total loan and mortgage-backed securities portfolios due for the periods indicated as of September 30, 2001. Amounts are presented prior to deduction of discounts, premiums, loans in process, deferred loan origination fees and allowance for loan losses. Adjustable rate loans are shown in the period in which loan principal payments are contractually due.


                                                                   Maturity Distribution
                                                               -------------------------------
                                         Balance Outstanding   Less than    1 to 5     After 5
                                         --------------------  ---------    ------     -------
                                        at September 30, 2001    1 year      years      years
                                        ---------------------  ---------    -------  ----------
                                                      (Dollars In Thousands)
One- to four-family real estate loans              $4,496,970   $  7,030    $19,884  $4,470,056
GNMA, FHLMC, FNMA and other
   mortgage-backed securities                       1,200,112          2        193   1,199,917
Construction and land development
   loans                                              795,553    531,400     33,187     230,966
Income property and other
   residential                                        396,239      5,769     30,804     359,666
Savings account loans                                   1,350      1,213         95          42
Consumer loans                                            271        152         41          78
                                                   ----------   --------    -------  ----------
                                                   $6,890,495   $545,566    $84,204  $6,260,725
                                                    =========   ========    =======  ==========

----------------
Loans maturing after one year:

        Fixed-interest rates                                 $5,717,057

        Floating or adjustable interest rates                               627,872
                                                                          ---------

        Total                                                $6,344,929
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

        LENDING PROGRAMS AND POLICIES. The Association specializes in residential real estate lending and has no present plans to expand its operations into consumer or commercial business loans. The Association offers "balloon" payment loans, which are amortized on a 20 or 30 year basis but which have a maturity date for the principal balance of a much shorter period. The Association also provides land acquisition and development loans ("land development loans") and construction loans for single-family residences. The interest rate on these loans generally adjusts every 90 days in accordance with a designated index. Land development and construction loans amounted to $795.6 million or 12% of the Association's gross loan portfolio (including mortgage-backed securities) at September 30, 2001. The Association offers a multi-family (five or more dwelling units) lending program with strict underwriting guidelines, including a $3.0 million limit on any one loan.

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

        The Association continues to originate medium and long-term permanent fixed-rate loans, but in most instances only under terms, conditions and documentation which permit sale in the secondary market (see below). Moreover, since 1973 it has been the Association's general policy to include in the documentation evidencing its conventional mortgage loans a due-on-sale clause, which facilitates adjustment of interest rates on such loans when the property securing the loan is sold or transferred. At September 30, 2001, $6.345 billion or 92% of the Association's loan portfolio was represented by medium and long-term fixed-rate loans secured by single-family residences (including mortgage-backed securities).

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

        When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, Washington Federal considers the additional risk inherent with these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total reserve balance for loans with loan-to-value ratios exceeding 80% at September 30, 2001, amounted to $6.5 million.

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

        ORIGINATION, PURCHASE AND SALE OF LOANS. The Association has general authority to lend anywhere in the United States. The Association's primary lending area, however, includes Washington, Oregon, Idaho, Arizona, Utah, Nevada and most recently Texas.

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

        At September 30, 2001, the Association was servicing approximately $26.1 million of loans for others. Sales are made on a yield basis with the difference between the yield to the purchaser and the amount paid by the borrower constituting servicing income to the Association. The sale of loans and loan participations is subject to federal regulations, which until recently, required that sales be made on a non-recourse basis.

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

        The table below shows total loan (including securitized assets subject to repurchase) origination, purchase, sale and repayment activities of the Association on a consolidated basis for the years indicated.

                                                          Year Ended September 30,
                                      -----------------------------------------------------------------
                                         1997          1998         1999         2000           2001
                                      ----------    ----------   ----------   ----------    -----------
                                                         (Dollars In Thousands)
Loans originated (1):
     Construction                        $  407,135    $  467,884   $  425,190  $   451,582   $   369,808
     Land                                    77,270       105,901      121,853      118,947       130,161
     Loans on  existing  property           556,063       723,337    1,058,403      923,290     1,157,278
     Loans refinanced                        48,240       157,110      164,166       28,471        86,969
                                        -----------   -----------  -----------  -----------   -----------
     Total loans originated               1,088,708     1,454,232    1,769,612    1,522,290     1,744,216
                                        -----------   -----------  -----------  -----------   -----------
Loans and mortgage-backed
  securities purchased:
     From acquisition of
     associations                           627,816            --           --           --            --
     Other                                   11,310       321,006      767,101      155,927        92,724
                                        -----------   -----------  -----------  -----------   -----------
                                            639,126       321,006      767,101      155,927        92,724
                                        -----------   -----------  -----------  -----------   -----------

Loans and mortgage-backed
 securities sold                           (119,851)      (55,560)     (22,726)     (12,442)      (50,282)
                                        -----------   -----------  -----------  -----------   -----------
Loan and mortgage-backed
 securities principal
 repayments                              (1,127,923)   (1,734,310)  (1,834,818)  (1,113,917)   (1,582,951)
                                        -----------   -----------  -----------  -----------   -----------
Net change in loans in
 process, discounts, etc.                    68,224        (3,702)     (67,096)      24,777        62,372
                                        -----------   -----------  -----------  -----------   -----------

Net loan activity increase (decrease)   $   548,284   $   (18,334) $   612,073  $   576,635   $   266,079
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

        The following table sets forth information regarding restructured and nonaccrual loans, and REO held by the Association at the dates indicated.


                                                           September 30,
                                 -----------------------------------------------------------
                                    1997         1998         1999        2000         2001
                                 --------      -------      -------     -------      -------
                                                  (Dollars in Thousands)
Restructured loans (1)            $ 8,613      $ 4,005      $12,983     $13,769      $14,129
Nonaccrual loans:
  Single-family residential         9,571        8,751        7,949       9,272       14,979
  Construction and land             4,629        9,932        5,434       6,858       10,284
  Commercial real estate              586          255           92         454           --
  Consumer                              3            3            3          --           --
                                 --------      -------      -------     -------      -------
     Total nonaccrual loans (2)    14,789       18,941       13,478      16,584       25,263
Total REO (3)                      19,339        6,805        6,926       9,463        8,664
                                 --------      -------      -------     -------      -------
Total nonperforming assets       $ 42,741      $29,751      $33,387     $39,816      $48,056
                                 ========      =======      =======     =======      =======

Total nonperforming assets as
  a percent of total assets          .75%         .53%         .54%        .59%         .68%
                                 ========      =======      =======     =======      =======




(1)  Performing in accordance with restructured terms.

(2) The Association recognized interest income on nonaccrual loans of approximately $403,000 in 2001. Had these loans performed according to their original contract terms, the Association would have recognized interest income of approximately $1,622,000 in 2001.

        In addition to the nonaccrual loans reflected in the above table, at September 30, 2001, the Association had $10.8 million of loans which were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Association's ratio of total nonperforming assets as a percent of total assets would have been .82% at September 30, 2001. For a discussion of the Company's policy for placing loans on nonaccrual status, see Note A to the Consolidated Financial Statements included in Item 14 hereof.

(3) Total REO includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans. See Note H to the Consolidated Financial Statements included in Item 14 hereof.

        The following table analyzes the Company's allowance for loan losses at the dates indicated.



                                                      September 30,
                                 -------------------------------------------------------
                                    1997        1998        1999       2000        2001
                                 --------     -------     -------    -------     -------
                                                  (Dollars in Thousands)
Beginning balance                 $15,182     $24,623     $23,854    $21,900     $20,831
Charge-offs:
     Real estate:
        Permanent                     131         546         733         94       1,047
        Construction                  592         344       1,326        772       2,241
        Land                          413       1,215         817        507         547
        Income property             4,796         199         255         --          --
        Other                          --          --          --          4          10
                                  -------     -------     -------    -------     -------
                                    5,932       2,304       3,131      1,377       3,845
                                  -------     -------     -------    -------     -------

Recoveries:
     Real estate:
        Permanent                      14          53          52        107          10
        Construction                    8          15          36        159         828
        Land                           --          10         202         42           9
        Income property             3,340         717         203         --          --
        Other                          --          --          --         --          --
                                  -------     -------     -------    -------     -------
                                    3,362         795         493        308         847
                                  -------     -------     -------    -------     -------
Net charge-offs                     2,570       1,509       2,638      1,069       2,998
Acquisitions                       11,198          --          --         --          --
Provisions for loan losses            813         740         684         --       1,850
                                  -------     -------     -------    -------     -------
Ending balance                    $24,623     $23,854     $21,900    $20,831     $19,683
                                  =======     =======     =======    =======     =======
Ratio of net charge-offs to
    average loans outstanding        .06%        .04%        .06%       .02%        .06%
                                     ===         ===         ===        ===         ===


        The following table sets forth the allocation of the Company's allowance for loan losses at the dates indicated.



                                                      September 30,
                                 -------------------------------------------------------
                                    1997       1998       1999        2000        2001
                                 --------    -------    -------     -------     -------
                                                  (Dollars in Thousands)
Real estate:
     Permanent single-family      $ 5,755    $ 5,515    $ 5,385     $ 6,739    $ 6,714
     Construction                   3,053      3,059      3,064       3,919      2,742
     Land                           1,763      1,912      2,307       1,773      2,070
     Income property                7,081      6,257      7,650       6,007      5,884
Other                                  --         --         --          --         --
Unallocated                         6,971      7,111      3,494       2,393      2,273
                                  -------    -------    -------     -------    -------
                                  $24,623    $23,854    $21,900     $20,831    $19,683
                                  =======    =======    =======     =======    =======

        As part of the process for determining the adequacy of the allowance for loan losses, management reviews the loan portfolio for specific weaknesses. A portion of the allowance is then allocated to reflect the loss exposure. Residential real estate loans are not individually analyzed for impairment and loss exposure because of the significant number of loans, their relatively small balances and their historically low level of losses. Residential construction, land development, commercial real estate and commercial business loans were evaluated individually for impairment, which resulted in an allocation of $10.7 million of the allowance for loan loss at year-end 2001, compared with an allocation of $11.7 million a year earlier.

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



                                                            September 30,
                                   --------------------------------------------------------------
                                            1999                 2000                 2001
                                   --------------------------------------------------------------
                                   Amortized     Fair    Amortized    Fair     Amortized    Fair
                                     Cost       Value      Cost      Value        Cost      Value
                                   ---------   --------   ---------  --------  ---------  -------
                                                 (Dollars in Thousands)
U.S. Government and agency
   obligations                     $115,278   $120,278   $115,504   $117,505   $104,234  $110,379
State and political subdivisions     21,475     22,719     25,487     26,660     35,490    37,185
                                   --------   --------   --------   --------   --------  --------
                                   $136,753   $142,997   $140,991   $144,165   $139,724  $147,564
                                   ========   ========   ========   ========   ========  ========

        The investment portfolio, excluding mortgage-backed securities, at September 30, 2001 was categorized by maturity as follows:

                                                        Amortized       Weighted
                                                             Cost     Average Yield
                                                        ---------     -------------
                                                         (Dollars in Thousands)
Due in less than one year                                $ 79,881          6.32%
Due after one year through five years                      22,723          7.06
Due after five years through ten years                     14,010          8.67
Due after ten years                                        23,110          7.90
                                                         --------         -----
                                                         $139,724          6.93%
                                                         ========         =====

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

        Certificates with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year, the penalty is 180 days of interest. For jumbo certificates, the penalty depends on the original term. If the original term is 90 days or less, the penalty is the greater of 30 days interest or all interest earned. If the original term is 90 days or more, the penalty is the greater of 90 days interest or all interest earned. Early withdrawal penalties during fiscal 1999, 2000 and 2001 amounted to approximately $403,000, $563,000 and $452,000, respectively.

        The Association offers a single performance checking account. This account pays interest on monthly average balances over $1,000 and charges a service fee if monthly average balances drop below $1,000.

        The Association's deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, Utah, Nevada and Texas. The Association does not advertise for deposits outside of these states. At September 30, 2001, approximately 3.8% of the Association's deposits were held by nonresidents of Washington, Oregon, Idaho, Arizona, Utah, Nevada and Texas.

        The following table sets forth certain information relating to the Association's savings deposits at the dates indicated.

                                                            September 30,
                                 ------------------------------------------------------------------
                                          1999                    2000                  2001
                                 ---------------------   --------------------   -------------------
                                   Amount         Rate     Amount        Rate     Amount       Rate
                                 ----------      -----   ----------     -----   ----------     ----
                                                       (Dollars in Thousands)
Balance by interest rate:
  Checking accounts              $  101,950       2.60%  $   99,888      2.60%  $  152,143     2.13%
  Passbook and statement
     accounts                       160,518       3.00      139,409      3.00      135,522     2.50
  Money market accounts             549,420       4.02      542,148      4.24      805,759     3.10
                                 ----------              ----------             ----------
                                    811,888                 781,445              1,093,424
                                 ----------              ----------             ----------
Fixed-rate certificates:
  2.00% -  2.99%                         --                      --                  2,136
  3.00% -  3.99%                        271                     112                192,355
  4.00% -  4.99%                  1,042,849                  88,838              1,851,133
  5.00% -  5.99%                  1,206,119                 994,117                764,616
  6.00% -  6.99%                      9,002               1,240,352                 96,856
  7.00% and above                       494                     321                     --

Jumbo certificates
  ($90,000 or more):
  2.00% - 2.99%                          --                      --                  1,972
  3.00% - 3.99%                          --                      --                 44,480
  4.00% - 4.99%                      40,263                      --                130,792
  5.00% - 5.99%                     179,409                  28,582                 34,627
  6.00% - 6.99%                         695                 238,545                 37,445
  7.00%  and above                      867                   2,724                  1,277
                                 ----------              ----------             ----------
                                  2,479,969               2,593,591              3,157,689
                                 ----------              ----------             ----------
                                 $3,291,857              $3,375,036             $4,251,113
                                 ==========              ==========             ==========


        The following table sets forth, by various interest rate categories, the amounts of certificates of deposit of the Association at September 30, 2001, which mature during the periods indicated.


                                      Amounts at September 30, 2001, Maturing in
                    -------------------------------------------------------------------------------
                       1 to 3      4 to 6     7 to 12    13 to 24   25 to 36   37 to 60    After
                       Months      Months      Months     Months     Months     Months   60 Months
                    ----------   ---------  ---------   ---------  --------- ----------  ---------
                                               (Dollars in Thousands)
2.00 to 2.99%       $    2,137   $   1,971   $     --    $     --   $     --  $     --     $    --
3.00 to 3.99%           55,164     115,496     53,276      12,674        224        --
4.00 to 4.99%          690,201     454,558    682,705     121,723     15,997    16,730          10
5.00 to 5.99%          265,128     314,026     55,949      76,661     15,942    71,536          --
6.00 to 6.99%           68,004      52,629      2,139         304         --    11,227          --
7.00% and above          1,278          --         --          --         --        --          --
                    ----------   ---------   --------    --------   --------  --------     -------
      Total         $1,081,912   $ 938,680   $794,069    $211,362   $ 32,163  $ 99,493     $    10
                    ==========   =========   ========    ========   ========  ========     =======

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

        At September 30, 2001, the Association had $250.6 million of certificates of deposit in amounts of $90,000 or more outstanding, maturing as follows: $136.8 million within 3 months; $51.0 million over 3 months through 6 months; $57.4 million over 6 months through 12 months; and $5.4 million thereafter.

        The following table sets forth the customer account activities of the Association for the years indicated.

                                                            Year Ended September 30,
                                                  -------------------------------------------
                                                     1999             2000            2001
                                                  ----------       ----------      ----------
                                                          (Dollars In Thousands)

Deposits                                          $3,281,349       $4,016,400      $3,145,124
Withdrawals                                        3,217,991        4,103,367       2,488,412
                                                  ----------       ----------      ----------
Net increase (decrease) in deposits
  before interest credited                            63,358          (86,967)        656,712
Interest credited                                    159,942          172,735         194,710
                                                  ----------       ----------      ----------
Net increase in customer accounts                 $  223,300       $   85,768      $  851,422
                                                  ==========       ==========      ==========


        BORROWINGS. The Association obtains advances from the FHLB upon the security of the FHLB capital stock it owns and certain of its home mortgages, provided certain standards related to credit worthiness have been met. See "Regulation -The Association- Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Association's creditworthiness. The FHLB is required to review its credit limitations and standards at least annually. FHLB advances have, from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand Washingon Federal's lending program.

        The Association also uses reverse repurchase agreements as a form of borrowing. Under reverse repurchase agreements, the Association sells an investment security to a dealer for a period of time and agrees to buy back that security at the end of the period and pay the dealer a stated interest rate for the use of the dealer's funds. The amount of securities sold under such agreements depends on many factors, including the terms available for such transactions, the perceived ability to apply the proceeds to investments yielding a higher return, the demand for the securities and management's perception of trends in interest rates. The Association had no securities sold under such agreements at September 30, 2001.

        The Association also offers two forms of repurchase agreements to its customers. One form has an interest rate that floats like a money market deposit account and is offered at a $1,000 minimum for an 84-day term. The other form has a fixed-rate and is offered in a minimum denomination of $100,000. Both are fully collateralized by securities. These obligations are not insured by SAIF and are classified as borrowings for regulatory purposes. The Association had $65.6 million of such agreements outstanding at September 30, 2001.

        The following table presents certain information regarding borrowings of Washington Federal at the dates and for the years indicated.


                                                         For the Year Ended September 30,
                                                    -------------------------------------------
                                                       1999            2000            2001
                                                    ----------      ----------      ----------
                                                            (Dollars in Thousands)


Federal funds and securities sold
  to dealers under agreements to repurchase:
         Average balance outstanding                $  502,090      $1,312,605      $  929,047
         Maximum amount outstanding
           at any month-end during the period          731,580       1,539,689       1,285,857

         Weighted-average interest rate
              during the period(1)                        5.03%           6.10%           5.68%
FHLB advances:
         Average balance outstanding                $1,076,263      $  802,818      $1,076,263
         Maximum amount outstanding at any
              month-end during the period            1,454,000       1,209,000       1,454,000
         Weighted-average interest rate
              during the period(1)                        5.51%           5.82%           5.51%

Securities sold to customers
    under agreements to repurchase:
         Average balance outstanding                $   98,155      $   91,945      $   72,203
         Maximum amount outstanding at any
              month-end during the period              105,871          99,901          88,137
         Weighted-average interest rate
              during the period(1)                        5.02%           5.49%           5.72%

Total average borrowings                            $1,676,508      $2,207,368      $2,077,513
          Weighted-average interest rate
               on total average borrowings(1)             5.34%           5.97%           5.60%

--------------
(1)     Interest expense divided by average daily balances.

OTHER RATIOS

        The following table sets forth certain ratios related to the Company for the periods indicated.


                                                 Year Ended September 30,
                                            ----------------------------------
                                             1999           2000          2001
                                            ------          -----        ------
Return on assets(1)                           1.99%          1.65%        1.65%
Return on equity(2)                          15.47          14.27        14.59
Average equity to average assets             13.15          11.51        11.71
Dividend payout ratio(3)                     43.90          49.00        48.21

--------------
(1)     Net income divided by average total assets.

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

                                                               Year Ended September 30,
                              ---------------------------------------------------------------------------------------------
                                             1999 vs. 1998                                    2000 vs. 1999
                                       Increase (Decrease) Due to                      Increase (Decrease) Due to
                              ----------------------------------------------  --------------------------------------------
                               Volume       Rate      Rate/Vol      Total      Volume       Rate      Rate/Vol      Total
                              --------    --------    ---------    ------     --------    --------   ----------   --------
                                                                         (Dollars In Thousands)
Interest income:
  Loan portfolio              $  2,211    $(13,332)   $    250    $(10,871)   $ 36,501    $ (5,030)   $   (550)   $ 30,921
  Mortgaged-backed
   securities                   17,421      (4,173)     (1,016)     12,232      13,882        (453)        (22)     13,407

  Investments(1)                (6,634)        338         (92)     (6,388)     (1,617)       (307)         46      (1,878)
                              --------    --------    --------    --------    --------    --------    --------    --------

     All interest-earning
       assets                   12,998     (17,167)       (858)     (5,027)     48,766      (5,790)       (526)     42,450
                              --------    --------    --------    --------    --------    --------    --------    --------
Interest expense:
  Customer accounts             13,610      (9,112)       (656)      3,842       4,937       7,595         261      12,793
  FHLB advances and other
    borrowings                  (7,552)     (4,282)        249     (11,585)     28,787       9,994       3,447      42,228
                              --------    --------    --------    --------    --------    --------    --------    --------

       All interest-bearing
                liabilities      6,058     (13,394)       (407)     (7,743)     33,724      17,589       3,708      55,021
                              --------    --------    --------    --------    --------    --------    --------    --------
     Change in net interest
       income                 $  6,940      (3,773)   $   (451)   $  2,716    $ 15,042    $(23,379)   $ (4,234)   $(12,571)
                              ========    ========    ========    ========    ========    ========    ========    ========





                                           Year Ended September 30,
                               ------------------------------------------------
                                                2001 vs. 2000
                                          Increase (Decrease) Due to
                                ---------------------------------------------
                                 Volume       Rate       Rate/Vol     Total
                                --------    --------    ---------   ---------
                                           (Dollars In Thousands)
Interest income:
  Loan portfolio                $ 48,195    $ (3,699)   $   (815)   $ 43,681
  Mortgaged-backed
    securities                    (6,222)        529         (93)     (5,786)
                                     240         179          69         488
                                --------    --------    --------    --------
  Investments(1)

     All interest-earning
       assets                     42,213      (2,991)       (839)     38,383
                                --------    --------    --------    --------
Interest expense:
  Customer accounts               14,924       6,468         583      21,975
  FHLB advances and other
    borrowings                     8,900      (9,519)       (747)     (1,366)
                                --------    --------    --------    --------
       All interest-bearing
                liabilities       23,824      (3,051)       (164)     20,609
                                --------    --------    --------    --------
     Change in net interest
                     income     $ 18,389    $     60    $   (675)   $ 17,774
                                ========    ========    ========    ========

----------------
(1) Includes interest on overnight investments and dividends on stock of the FHLB of Seattle.

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


                                              September 30, 2001

               Change in               Estimated         Estimated Increase
          Interest Rates              NPV Amount   (Decrease) in NPV Amount        Percent
  ----------------------------------------------------------------------------------------
          (Basis Points)                             (Dollars in Thousands)
                    +300                $370,391                 $(628,226)           -63%
                    +200                 641,572                  (357,045)            -36
                    +100                 890,662                  (107,955)            -11
                       0                 998,617                         --              0
                    -100                 965,566                   (33,051)             -3
                    -200                 933,215                   (65,402)             -7
                    -300                 908,665                   (89,952)             -9



                                                 September 30, 2000

               Change in               Estimated         Estimated Increase
          Interest Rates              NPV Amount   (Decrease) in NPV Amount        Percent
  ----------------------------------------------------------------------------------------
          (Basis Points)                             (Dollars in Thousands)
                    +300                $124,498                 $(668,042)           -84%
                    +200                 339,032                  (453,508)            -57
                    +100                 568,105                  (224,435)            -28
                       0                 792,540                         --              0
                    -100                 977,743                    185,203             23
                    -200                 974,783                    182,243             23
                    -300                 961,894                    169,354             21



At September 30, 2001, mortgage rates were near historic low levels resulting in higher prepayment speeds in the portfolio. Combined with the extension of borrowings, these higher prepayment assumptions resulted in a lower NPV sensitivity.

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

        At September 30, 2001, the Association was authorized under the current regulations to have a maximum investment of $140.5 million in its service corporations, exclusive of the additional 1% of assets investments permitted for inner-city or community development purposes but inclusive of the ability to make loans to its subsidiaries. On that date, the Association's investment in, and unsecured loans to, its wholly-owned service corporations amounted to $9.5 million.

        At September 30, 2001, Washington Services, Inc. (WSI), a wholly-owned subsidiary of the Association, was continuing its development of a 301-acre light industrial center in the technology corridor of South Snohomish County, Washington. The center contains 87.3 buildable acres with an investment of $5.4 million, remained unsold as of September 30, 2001. Based upon the sales history of this development, the Association believes the net realizable value from the sale of the remaining properties exceeds the subsidiary's basis in these properties.

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

EMPLOYEES

        As of September 30, 2001, the Company had approximately 714 employees, including the full-time equivalent of 54 part-time employees and its service corporation employees. None of these employees are represented by a collective bargaining agreement and the Company has enjoyed harmonious relations with its personnel.

EXECUTIVE OFFICERS

        The following table sets forth certain information concerning individuals who are deemed to be executive officers of the Company.

        Names and Positions
             or Offices               Age    Business Experience during the Last Five Years
---------------------------------    -----   ------------------------------------------------
Guy C. Pinkerton                      67      Chairman since November 1994; Director since
Chairman of the Board                         October 1991; former Chief Executive Officer
                                              and President


Roy M. Whitehead                      49      Chief Executive Officer since October 2000,
Director, Chief Executive Officer             President and Director since April 1999 and
and President                                 Executive Vice President from September 1998 to
                                              April 1999; Regional Vice President, Wells
                                              Fargo Bank, N.A. from June 1997 until September
                                              1998 and President of Wells Fargo Bank
                                              (Colorado) N.A. and First Interstate Bank of
                                              Colorado from December 1993 until June 1998



Ronald L. Saper                       51      Executive Vice President and Chief Financial
Executive Vice President and Chief            Officer
Financial Officer


Edwin C. Hedlund                      45      Executive Vice President since July 1999,;
Executive Vice President                      previously founder, President and Director of
                                              Phoenix Savings Bank from April
                                              1997 until July 1999; Vice
                                              President of Washington Federal
                                              from November 1996 until April
                                              1997.



Jack B. Jacobson                      51      Executive Vice President since October 2001;
Executive Vice President and Chief            Senior Vice President from October 2000 to
Lending Officer                               October 2001; Vice President from November 1996
                                              to October 2000.



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

        Assessment rates for SAIF-insured institutions range from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to
 .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. See "Prompt Corrective Action" below. In addition, an assessment of 1.88 basis points was added to the SAIF-assessment to cover financing corporation debt service payments for fiscal 2001.

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

        For information regarding the Association's compliance with each of its three capital requirements at September 30, 2001, see Note O to the Consolidated Financial Statements.

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

        PROMPT CORRECTIVE ACTION. Under federal law, each federal banking agency has implemented a system of prompt corrective action for institutions which it regulates. Under OTS regulations, an institution shall be deemed to be (i) well capitalized if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure;
(ii) adequately capitalized if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well capitalized, (iii) undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) significantly undercapitalized if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and; (v) critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OTS to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. (The FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 2001, the Association exceeded the requirements of a well capitalized institution.

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

        Under current legislation and applicable regulations, any savings institution is a QTL if: (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Internal Revenue Code (which generally requires that at least 60% of the institution's assets constitute housing-related and other qualifying assets) or, (ii) at least 65% of the institution's portfolio assets (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At September 30, 2001, the Association was in compliance with the QTL test of a domestic building and loan association as defined in the Code.

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

        FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 2001, the Association's advances from the FHLB amounted to $1.638 billion.

        As a member, the Association is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to 5% of FHLB advances outstanding. At September 30, 2001, the

Association had $124.4 million in FHLB stock, which was in compliance with this requirement.

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

        A deferred tax liability has not been required to be recognized for the tax bad debt base year reserves of the Company. The base year reserves are the balance of reserves as of September 30, 1988 reduced proportionately for reductions in the Company's loan portfolio since that date. At September 30, 2001 the amount of those reserves was approximately $4,835,000. The amount of the unrecognized deferred tax liability at September 30, 2001 was approximately $1,862,000.

        The Company has been examined by the Internal Revenue Service through the year ended September 30, 1990. There were no material changes made to the Company's taxable income, as originally reported, as a result of this examination.

        STATE TAXATION. The states of Washington and Nevada do not have an income tax. A business and occupation tax based on a percentage of gross receipts is assessed against businesses; however interest received on loans secured by mortgages or deeds of trust on residential properties is not subject to this tax.

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

        The state of Texas has a corporate income tax with a statutory rate of 4.5% of apportionable income.

ITEM 2.        PROPERTIES

        The Association owns the building in which its home and executive offices are located in Seattle, Washington. The following table sets forth certain information concerning the Association's offices:

                                            Building
                    Number of       -----------------------            Net Book Value at
Location             Offices         Owned           Leased(1)        September 30, 2001(2)
--------           ----------        -----           ------           ------------------
                                                                      (Dollars In Thousands)
Washington             40              23               17                  $16,906
Idaho                  17              15                2                    5,794
Oregon                 23              16                7                    7,178
Utah                   11               6                5                    6,876
Arizona                18              11                7                    8,660
Texas                   1              --                1                      100
Nevada                  1                                1                      123
                      ---              --               --                  -------
     Total            111              71               40                  $45,637
                      ===              ==               ==                  =======

(1) The leases have varying terms expiring from 2001 through 2070, including renewal options.

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

        Washington Federal's net investment in premises, equipment and leaseholds was $54.2 million at September 30, 2001.

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

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

        The information required herein is incorporated by reference from page 27 of the Company's Annual Report to Stockholders for Fiscal 2001 (Annual Report), which is included herein as Exhibit 13.

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

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required herein is incorporated by reference to pages 3 through 15 of the proxy statement dated December 21, 2001 and is included under
Item 1 hereof.

ITEM 11.       EXECUTIVE COMPENSATION

        The information required herein is incorporated by reference to pages 12 through 14 of the proxy statement dated December 21, 2001.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required herein is incorporated by reference to pages 2 through 3 and 5 through 8 of the proxy statement dated December 21, 2001.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required herein is incorporated by reference to page 17 of the proxy statement dated December 21, 2001.

PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)(1) The following financial statements are incorporated herein by reference from pages 8 through 27 of the Annual Report.

          Report of Independent Certified Public Accountants

          Consolidated Statements of Financial Condition as of September 30, 2001 and 2000

          Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2001

          Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended September 30, 2001

          Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2001

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

               WASHINGTON FEDERAL, INC.

December 17, 2001                     By:    /s/ Roy M. Whitehead
                                             -------------------------------
                                             Roy M. Whitehead, President and
                                             Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 /s/ Kermit O. Hanson                                     December 17, 2001
------------------------------------------
Kermit O. Hanson, Director



 /s/ W. Alden Harris                                      December 17, 2001
-------------------------------------------
W. Alden Harris, Director



 /s/ Anna C. Johnson                                      December 17, 2001
-------------------------------------------
Anna C. Johnson, Director



 /s/ John F. Clearman                                     December 17, 2001
-------------------------------------------
John F. Clearman, Director



 /s/ H. Dennis Halvorson                                  December 17, 2001
------------------------------------------
H. Dennis Halvorson, Director



 /s/ Guy C. Pinkerton                                     December 17, 2001
--------------------------------------------
Guy C. Pinkerton, Director, Chairman



 /s/ Richard C. Reed                                      December 17, 2001
------------------------------------------
Richard C. Reed, Director



 /s/ Charles R. Richmond                                  December 17, 2001
------------------------------------------
Charles R. Richmond, Director,
Executive Vice President and Secretary


 /s/ Roy M. Whitehead                                     December 17, 2001
-------------------------------------------
Roy M. Whitehead, Director,
President and Chief Executive Officer


 /s/ Ronald L. Saper                                      December 17, 2001
---------------------------------------------
Ronald L. Saper, CPA, Executive
Vice President and Chief Financial
Officer (principal financial officer)

 /s/ Brent J. Beardall                                    December 17, 2001
-----------------------------------------------
Brent J. Beardall, CPA
Controller
(principal accounting officer)
