Form 10-Q
period 2001-12-31
WASHINGTON FEDERAL INC
filed 2002-02-14
CIK 936528

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the quarterly period ended                       December 31,2001

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the transition period from __________________ to __________________

      For Quarter Ended  December 31, 2001      Commission file  number 0-25454

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

        (1)   Yes [X].  No [ ].

        (2)   Yes [X].  No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         TITLE OF CLASS:                        AT February 1, 2002

   Common stock, $1.00 par value                  57,666,252

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                               PART I
Item 1. Financial Statements

              The Consolidated Financial Statements of Washington Federal, Inc. and
              Subsidiaries filed as a part of the report are as follows:

              Consolidated Statements of Financial Condition
              as of December 31, 2001 and September 30, 2001 ............................   Page 3

              Consolidated Statements of Operations for the three
              months ended December 31, 2001 and 2000 ...................................   Page 4

              Consolidated Statements of Cash Flows for the
              three months ended December 31, 2001 and 2000 .............................   Page 5

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

Item 5.    Other Information ............................................................  Page 12

Item 6.    Exhibits and Reports on Form 8-K .............................................  Page 12

             Signatures .................................................................  Page 13

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                       December 31, 2001     September 30, 2001
                                                                       -----------------     ------------------
                                                                           (In thousands, except per share data)

ASSETS
Cash and Cash Equivalents..........................................         $   202,564           $    30,331
Available-for-sale securities, including mortgage-backed
   securities of $828,817 .........................................             994,652             1,079,896
Held-to-maturity securities, including mortgage-backed
    securities of $206,648 ........................................             227,102               248,032
Securitized assets subject to repurchase ..........................           1,058,532             1,180,336
Loans receivable, .................................................           4,229,987             4,207,769
Interest receivable ...............................................              43,873                48,280
Association premises and equipment, net ...........................              54,391                54,242
Real estate held for sale .........................................              17,493                16,778
FHLB stock ........................................................             126,556               124,361
Costs in excess of net assets acquired, net .......................              35,703                35,703
Other assets ......................................................                 816                 1,015
                                                                            -----------           -----------
                                                                            $ 6,991,669           $ 7,026,743
                                                                            ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Customer accounts
    Savings and demand accounts ...................................         $ 4,316,920           $ 4,251,113
    Repurchase agreements with customers ..........................              70,715                65,579
                                                                            -----------           -----------
                                                                              4,387,635             4,316,692
FHLB advances .....................................................           1,550,000             1,637,500
Other borrowings ..................................................                   -                30,000
Advance payments by borrowers for taxes and insurance .............              10,874                23,196
Federal and state income taxes ....................................              93,132                94,118
Accrued expenses and other liabilities ............................              70,062                51,228
                                                                            -----------           -----------
                                                                              6,111,703             6,152,734
Stockholders' Equity
Common stock, $1.00 par value, 100,000,000 shares authorized;
     69,086,431 and 69,006,173 shares issued; and 57,651,819
     and 57,861,561 shares outstanding ............................              69,086                69,006
Paid-in capital ...................................................             894,870               893,633
Accumulated other comprehensive income, net of taxes ..............              41,000                51,000
Treasury stock, at cost; 11,434,612 and 11,144,612 shares .........            (195,665)             (189,212)
Retained earnings .................................................              70,675                49,582
                                                                            -----------           -----------
                                                                                879,966               874,009
                                                                            -----------           -----------
                                                                            $ 6,991,669           $ 7,026,743
                                                                            ===========           ===========

CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share ....................................         $     15.26           $     15.11
Stockholders' equity to total assets ..............................               12.59%                12.44%
Loans serviced for others .........................................         $    23,084           $    26,068
Weighted average rates at period end
  Loans and mortgage-backed securities ............................                7.49%                 7.61%
  Investment securities* ..........................................                5.50                  8.01
  Combined loans, mortgage-backed securities
    and investment securities .....................................                7.37                  7.62
  Customer accounts ...............................................                3.78                  4.31
  Borrowings ......................................................                5.24                  5.09
  Combined cost of customer accounts and borrowings ...............                4.16                  4.53
  Interest rate spread ............................................                3.21                  3.09


*Includes municipal bonds at tax-equivalent yields

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Quarter Ended December 31,

                                                                ---------------------------
                                                                 2001              2000

                                                                --------         --------
                                                       (Dollars in thousands, except per share data)

INTEREST INCOME
Loans and securitized assets subject to repurchase..........    $106,952         $105,502
Mortgage-backed securities .................................      20,403           23,523
Investment securities ......................................       4,557            4,396
                                                                --------         --------
                                                                 131,912          133,421

INTEREST EXPENSE
Customer accounts ..........................................      44,488           48,905
FHLB advances and other borrowings .........................      20,869           38,513
                                                                --------         --------
                                                                  65,357           87,418
                                                                --------         --------
NET INTEREST INCOME ........................................      65,555           46,003
Provision for loan losses ..................................       2,000               --
                                                                --------         --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ........      64,555           46,003

OTHER INCOME
Gains on sale of securities ................................         765            1,699
Other ......................................................       2,217            1,331
                                                                --------         --------
                                                                   2,982            3,030

OTHER EXPENSE
Compensation and fringe benefits ...........................       8,588            6,179
Occupancy ..................................................       1,187            1,075
Other ......................................................       3,130            3,785
                                                                --------         --------
                                                                  12,905           11,039
Gains on real estate owned, net ............................          20               37
                                                                --------         --------
INCOME BEFORE INCOME TAXES .................................      54,652           38,031
Income taxes ...............................................      19,267           13,478
                                                                --------         --------
NET INCOME .................................................    $ 35,385         $ 24,553
                                                                ========         ========

PER SHARE DATA
Basic earnings per share ...................................    $    .61         $    .43
Diluted earnings per share .................................         .61              .42
Cash dividends .............................................         .24              .23
Weighted average number of shares outstanding,
  including dilutive stock options .........................  58,127,297       57,868,946
Return on average assets ...................................        2.04%            1.45%

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               Three Months Ended December 31,
                                                                              --------------------------------
                                                                                    2001               2000
                                                                                 ---------          ---------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .............................................................         $  35,385          $  24,553
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Amortization of fees, discounts and premiums, net ....................              (949)            (4,115)
  Amortization of costs in excess of net assets acquired ...............                 -              1,426
  Depreciation .........................................................               838                645
  Gains on investment securities and real estate held for sale .........              (556)            (1,736)
  Decrease in accrued interest receivable ..............................             4,407                722
  Increase in income taxes payable .....................................             5,014              9,471
  FHLB stock dividends .................................................            (2,195)            (1,900)
  Decrease in other assets .............................................               199              2,671
  Increase in accrued expenses and other liabilities ...................            18,834              1,610
                                                                                 ---------          ---------
Net cash provided by operating activities ..............................            60,977             33,347

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property ...........................................          (204,345)          (246,152)
  Construction loans ...................................................           (68,302)           (91,966)
  Land loans ...........................................................           (24,003)           (33,307)
  Loans refinanced .....................................................           (36,291)           (13,285)
                                                                                 ---------          ---------
                                                                                  (332,941)          (384,710)
Savings account loans originated .......................................            (2,067)              (842)
Loan principal repayments ..............................................           476,666            262,320
Decrease in undisbursed loans in process ...............................           (43,469)           (29,920)
Loans purchased ........................................................            (4,406)              (278)
Purchase of available-for-sale securities ..............................           (27,633)           (27,698)
Principal payments and maturities of available-for-sale securities .....            88,269             30,184
Sales of available-for-sale securities .................................            10,000             27,698
Principal payments and maturities of held-to-maturity securities .......            21,031              7,670
Proceeds from sales of real estate held for sale .......................             5,100              3,932
Premises and equipment purchased, net ..................................              (987)            (1,916)
                                                                                 ---------          ---------
Net cash provided (used) by investing activities .......................          (189,563)          (113,560)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts ......................................            70,943             17,049
Decrease (increase) in borrowings ......................................          (117,500)            97,239
Proceeds from exercise of common stock options .........................               819              2,103
Proceeds from employee stock ownership plan ............................                 -                  -
Treasury stock purchased ...............................................            (6,453)                 -
Dividends ..............................................................           (13,794)           (12,971)
Decrease in advance payments by borrowers for taxes and insurance ......           (12,322)           (16,462)
                                                                                 ---------          ---------
Net cash provided (used) by financing activities .......................           (78,307)            86,958

INCREASE IN CASH .......................................................           172,233              6,745
CASH AT BEGINNING OF PERIOD ............................................            30,331             28,286
                                                                                 ---------          ---------
CASH AT END OF PERIOD ..................................................         $ 202,564          $  35,031
                                                                                 =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NON-CASH INVESTING ACTIVITIES
  Real estate acquired through foreclosure .............................        $    5,794          $   2,507
CASH PAID DURING THE PERIOD FOR
  Interest .............................................................            70,886             90,670
  Income taxes .........................................................            15,000                  -

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED DECEMBER 31, 2001
                                   (Unaudited)


NOTE A - Basis of Presentation

The consolidated interim financial statements included in this report have been prepared by Washington Federal, Inc. ("Company") without audit. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The September 30, 2001 Consolidated Statement of Financial Condition was derived from audited financial statements.

The information included in this Form 10-Q should be read in conjunction with Washington Federal, Inc.'s 2001 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

NOTE B - Dividends

Dividends per share increased to 24 cents for the quarter ended
December 31, 2001 compared with 23 cents for the same period one year ago. On January 18, 2002, the Company paid its 76th consecutive quarterly cash dividend.

On January 23, 2002, the Board of Directors of the Company declared an eleven-for-ten stock split in the form of a 10% stock dividend to stockholders of record on February 8, 2002, which will be distributed on February 22, 2002. Shares outstanding and per share amounts included herein have not been adjusted, as the press release of for the quarter ended December 31, 2001 was previously released to the public.

NOTE C - Comprehensive Income

The Company's comprehensive income includes all items that comprise net income plus the unrealized holding gains (losses) on available-for-sale securities and forward commitments to purchase mortgage-backed securities. Total comprehensive income for the quarters ended December 31, 2001, and December 31, 2000, totaled $25,806,000 and $46,553,000, respectively.
The difference between the Company's net income and total comprehensive income equals the change in the net unrealized gain or loss on securities available-for-sale and forward commitments to purchase mortgage-backed securities during the applicable periods combined with a reclassification adjustment for available-for-sale securities sold.
                                      -6-

Note D - Allowance for Loan Losses

The following table summarizes the activity in the allowance for loan losses (including the allowance allocated to the REMIC) for the three months ended December 31, 2001 and 2000:


                                       Three Months Ended December,
                                          2001		      2000
(in thousands)

Balance at beginning of period       $ 19,683    	 $ 20,831
Provision for loan losses               2,000   	        -
Charge-offs                            (1,219)  	     (707)
Recoveries                                288   	      188
                                       ------            ------
Balance at end of period             $ 20,752   	 $ 20,312


Note E - New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and No.142, "Goodwill and Other Intangible Assets".
SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.
SFAS No. 142 eliminates the amortization of goodwill relating to past and future acquisitions and instead subjects goodwill to an impairment assessment at least annually. The Company early adopted the provisions of SFAS No. 142 to existing goodwill and other intangible assets for fiscal years beginning October 1, 2001. The adoption of SFAS No. 142 will cease further amortization of goodwill and will have a pretax impact on income of approximately $5.6 million on an annual basis.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Washington Federal, Inc. ("Company") is a savings and loan holding company. The Company's primary operating subsidiary is Washington
Federal Savings ("Association").

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans, which are longer term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At December 31, 2001, the Company had a negative one-year maturity gap of approximately 36% of total assets.

The interest rate spread increased to 3.21% at December 31, 2001 from 3.09% at September 30, 2001. The increase was due to a continued easing of short-term interest rates by the Federal Reserve. During this phase of the interest rate cycle, the Company reduced earning assets, strengthened its capital position, and de-leveraged its balance sheet by reducing borrowed money. Earning assets decreased by $25 million or .4% from September 30, 2001 to December 31, 2001. FHLB advances and other borrowed money decreased to an equivalent of 22.2% of total assets at December 31, 2001 compared to 23.7% of total assets at September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth at December 31, 2001 was $879,966,000 or 12.59% of total assets. This was an increase of $5,957,000 from September 30, 2001 when net worth was $874,009,000 or 12.44% of total assets. The increase in
the Company's net worth included $35,385,000 from net income.   Net worth was
reduced by $13,794,000 in cash dividends paid and $10,000,000 in accumulated other comprehensive income. During the quarter ended
December 31, 2001, the Company repurchased 290,000 shares at an average price of $22.25. As of December 31, 2001, 2.9 million shares remained authorized by the Board of Directors as available for repurchase.

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

The Company's cash and cash equivalents increased to $202,564,000, a $172,233,000 increase from September 30, 2001. This increase was due primarily to a net reduction in the combined loan and securitized assets subject to repurchase balances of approximately $100 million and net deposit growth of
$71 million.   The Company invested $162,000,000 of this excess liquidity in short-term time deposits with the Federal Home Loan Bank.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities decreased $85,224,000 or 7.9% during the quarter due to unusually high prepayments, resulting from record low interest rates on mortgage-backed securities and the sale of $10,000,000 of available-for-sale securities, which resulted in a gain of $650,000.
The Company purchased $27,632,000 of mortgage-backed securities during the quarter ended December 31, 2001, all of which were categorized as available-for-sale. There were no purchases of held-to-maturity securities during the three months ended December 31, 2001. As of December 31, 2001, the Company had unrealized gains on available-for-sale securities of $41,000,000, net of tax, which were recorded as part of stockholders' equity.

Loans receivable and securitized assets subject to repurchase: During the three months ended December 31, 2001, the combined total of loans receivable and securitized assets subject to repurchase decreased 1.8% to $5,288,519,000 at December 31, 2001 from $5,388,105,000 at
September 30, 2001. The decrease resulted from Management's unwillingness to aggressively compete during this period of increased refinancing activity caused by record low home mortgage rates.

Non-performing assets: Non-performing assets increased 9.8% during the quarter ended December 31, 2001 to $37,054,000 from $33,758,000
at September 30, 2001.   The increase is attributable primarily to
the continuing softening of the economy.

Costs in excess of net assets acquired: The Company periodically monitors costs in excess of net assets acquired for potential impairment; there was no impairment at December 31, 2001.
The Company will continue to evaluate these assets and, if appropriate, provide for any diminution in value.

Customer accounts: Customer accounts increased $70,943,000, or 1.64%, to $4,387,635,000 at December 31, 2001 compared with
$4,316,692,000 at September 30, 2001. This increase was due to attractive pricing and continued uncertainty in the equity markets.

FHLB advances and other borrowings: Total borrowings decreased
7.0% during the quarter to $1,550,000,000 at December 31, 2001.
See Interest Rate Risk above.

RESULTS OF OPERATIONS

Net interest income increased $18,552,000 (40%) to $66,555,000 for the December 2001 quarterfrom $46,003,000 one year ago. This increase was due, in large part, to the increase in the net interest spread to 3.21% at December 31, 2001, compared to 3.09% at September 30, 2001, and 2.00% at December 31, 2000.

Interest income on loans and securitized assets subject to repurchase increased $1,450,000 (1%) to $106,952,000 for the quarter ended December 31, 2001 from $105,502,000 one year ago. The increase is primarily due to average balance of of loans increasing from $5,025,665,000 during the first fiscal quarter of 2000 to $5,378,074,000 during the most recent quarter. However, the average interest rates on loans decreased to 7.95% at December 31, 2001, from 8.40% one year ago.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income on mortgage-backed securities decreased by $3,120,000 (13%) to $20,403,000 for the quarter ended December 31, 2001 versus $23,523,000 in the same period one year ago. Average mortgage-backed securities for the first quarter of fiscal 2002 totaled $1,087,973,000 with a yield of 7.50% compared to $1,309,949,000 at 7.18% in the corresponding quarter in fiscal 2001. The increase in yield is due to the purchase of $28,000,000 of high yield mortgage-backed securities during the most recent quarter and the increased yield realized from the accelerated prepayment of securities with discounts. The Company purchases mortgage-backed securities to supplement single-family loan origination when additional growth is desired.

Interest on investments increased $161,000 (4%) in the quarter versus the year ago quarter. The weighted average yield decreased to 6.21% at December 31, 2001compared with 6.83% at December 31, 2000, however, the combined investment securities and FHLB stock portfolio increased to an average balance of $293,366,000 from $257,366,000 respectively.

Interest expense on customer accounts decreased $4,417,000 (9%) for the quarter ended December 31, 2001 from $48,905,000 for the same period one year ago. Average customer accounts increased 26% to $4,354,792,000 for the December 31, 2001 quarter, compared to $3,467,427,000 for the same quarter last year. Average interest rates decreased from 5.60% in the December 31, 2000 quarter to 4.05% for the most recent quarter. The decrease in average interest rates is due to the federal funds target rate dropping 475 basis points during the past year resulting in a substantial decrease in the Company's funding costs.

Interest on FHLB advances and other borrowings decreased $17,644,000 (46%) to $20,869,000 for the December 2001, compared to $38,513,000 for the corresponding quarter one year ago. The substantial decrease resulted partially due to a reduction in average borrowings from $2,403,528,000 for the quarter ended December 31, 2000 to $1,576,622,000 for the same period this year. Additionally,the average rate paid during the first fiscal quarter of 2001 decreased to 5.25% from 6.32% one year ago as the Federal Reserve reduced the target rate for Federal Funds at a record pace down to 1.75% at December 31, 2001.

The Company provided $2,000,000 for loan losses during the quarter, compared to none for the same quarter last year.  This increase was due to the continued decline in economic conditions in the markets the Company serves and an increase in net charge offs from $519,000 in the quarter ended
December 31, 2000 to $931,000 for the current quarter.   Non-performing
assets amounted to $37,054,000 or .53% of total assets at December 31, 2001 compared to $33,758,000 or .46% of total assets for the same quarter last year.

Total other income declined slightly for the December 2001 quarter, compared to the same period last year. The decrease in gains on the sales of securities of $934,000 were offset by an increase in other income primarily resulting from a one-time gain of $515,000 on the disposition of a branch and increases in fee income.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other expense increased $1,866,000 or 17% from the year ago period due primarily to increases in compensation expense resulting from increased
staffing and earnings based bonus accruals.    The total number of staff,
including part-time employees on a full-time equivalent basis, increased to 723 at December 31, 2001 from 700 at December 31, 2000. The Company's general and administrative expenses, excluding goodwill amortization, equaled .75% and .65% of average total assets at December 31, 2001 and 2000, respectively.

Income taxes increased $5,789,000 (43%) in the December 2001 quarter, which corresponds to the increase in pre-tax income. The effective tax rate was 35.25% for the December 2001 quarter and 35.4% for the December 2000 quarter.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have not been any material changes in quantitative or qualitative information about market risk since September 30, 2001.

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







                                        /s/ Ronald L. Saper
February 11, 2002                       --------------------------------------
                                        RONALD L. SAPER
                                        Executive Vice-President and Chief
                                        Financial Officer (principal financial
                                        officer)



                                        /s/ Brent J. Beardall
February 11, 2002                       --------------------------------------
                                        BRENT J. BEARDALL
                                        Controller (principal
                                        accounting officer)