Form 10-Q
period 2002-03-31
WASHINGTON FEDERAL INC
filed 2002-05-14
CIK 936528

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the quarterly period ended                March 31, 2002

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

  	For the transition period from __________________ to __________________

      For Quarter Ended  March 31, 2002      Commission file  number 0-25454

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

        (1)   Yes [X].  No [ ].

        (2)   Yes [X].  No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         TITLE OF CLASS:                        AT MAY 1, 2002

   Common stock, $1.00 par value                  63,518,477

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                               PART I
Item 1. Financial Statements

              The Consolidated Financial Statements of Washington Federal,Inc. and
              Subsidiaries filed as a part of the report are as follows:

              Consolidated Statements of Financial Condition
              as of March 31, 2002 and September 30, 2001 ...............................   Page 3

              Consolidated Statements of Operations for the three
              and six months ended March 31, 2002 and 2001 ..............................   Page 4

              Consolidated Statements of Cash Flows for the
              six months ended March 31, 2002 and 2001 ..................................   Page 5

              Notes to Consolidated Financial Statements ................................   Page 6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..........................................   Page 8

Item 3. Quantitative and Qualitative Disclosures About Market Risk ......................  Page 12


                                              PART II


Item 1.    Legal Proceedings ............................................................  Page 13

Item 2.    Changes in Securities ........................................................  Page 13

Item 3.    Defaults Upon Senior Securities ..............................................  Page 13

Item 4.    Submission of Matters to a Vote of Stockholders ..............................  Page 13

Item 5.    Other Information ............................................................  Page 13

Item 6.    Exhibits and Reports on Form 8-K .............................................  Page 13

             Signatures .................................................................  Page 14

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                          March 31, 2002     September 30, 2001
                                                                          --------------     ------------------
                                                                           (In thousands, except per share data)

ASSETS
Cash and cash equivalents .........................................         $   552,487          $     30,331
Available-for-sale securities, including mortgage-backed
   securities of $760,183..........................................             860,275             1,079,896
Held-to-maturity securities, including mortgage-backed
    securities of $182,213.........................................             202,963               248,032
Securitized assets subject to repurchase ..........................             915,976             1,180,336
Loans receivable, net .............................................           4,231,372             4,207,769
Interest receivable ...............................................              42,801                48,280
Premises and equipment, net .......................................              55,828                54,242
Real estate held for sale .........................................              20,042                16,778
FHLB stock ........................................................             128,428               124,361
Costs in excess of net assets acquired ............................              35,703                35,703
Other assets ......................................................                 980                 1,015
                                                                            -----------           -----------
                                                                            $ 7,046,855           $ 7,026,743
                                                                            ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Customer accounts
    Savings and demand accounts ...................................         $ 4,390,095           $ 4,251,113
    Repurchase agreements with customers ..........................              67,374                65,579
                                                                            -----------           -----------
                                                                              4,457,469             4,316,692
FHLB advances .....................................................           1,550,000             1,637,500
Other borrowings...................................................                   -                30,000
Advance payments by borrowers for taxes and insurance .............              20,173                23,196
Federal and state income taxes ....................................              73,435                94,118
Accrued expenses and other liabilities ............................              46,926                51,228
                                                                            -----------           -----------
                                                                              6,148,003             6,152,734
STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, 100,000,000 shares authorized;
     76,069,140 and 75,906,790 shares issued; and 63,503,045
     and 63,647,717 shares outstanding ............................              76,069                69,006
Paid-in capital ...................................................             966,733               893,633
Accumulated other comprehensive income, net of taxes ..............              37,000                51,000
Treasury stock, at cost; 12,566,095 and 12,259,073 shares .........            (195,478)             (189,212)
Retained earnings .................................................              14,528                49,582
                                                                            -----------           -----------
                                                                                898,852               874,009
                                                                            -----------           -----------
                                                                            $ 7,046,855           $ 7,026,743
                                                                            ===========           ===========

CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share ....................................         $     14.15           $     13.73
Stockholders' equity to total assets ..............................               12.76%                12.44%
Loans serviced for others .........................................         $    20,628           $    26,068
Weighted average rates at period end:
  Loans and mortgage-backed securities ............................                7.41%                 7.61%
  Investment securities* ..........................................                3.19                  8.01
    Combined rate on loans, mortgage-backed securities
    and investment securities .....................................                6.96                  7.62
  Customer accounts ...............................................                3.25                  4.31
  Borrowings ......................................................                5.24                  5.09
    Combined cost of customer accounts and borrowings .............                3.76                  4.53
  Interest rate spread ............................................                3.20                  3.09

 *Includes municipal bonds at tax-equivalent yields and cash equivalents

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Quarter Ended March 31,        Six Months Ended March 31,

                                                                -------------------------       --------------------------
                                                                 2002              2001           2002              2001

                                                                --------         --------       ---------        ---------
                                                                       (Dollars in thousands, except per share data)

INTEREST INCOME
Loans and securitized assets subject to repurchase  .......     $102,180         $106,805       $209,132         $212,307
Mortgage-backed securities .................................      18,862           22,969         39,266           46,491
Investment securities ......................................       6,030            4,332         10,586            8,729
                                                                --------         --------       --------         --------
                                                                 127,072          134,106        258,984          267,527

INTEREST EXPENSE
Customer accounts ..........................................      38,035           48,839         82,522           97,744
FHLB advances and other borrowings .........................      20,239           34,523         41,109           73,036
                                                                --------         --------       --------         --------
                                                                  58,274           83,362        123,631          170,780
                                                                --------         --------       --------         --------
NET INTEREST INCOME ........................................      68,798           50,744        135,353           96,747
Provision for loan losses ..................................       2,000              150          4,000              150
                                                                --------         --------       --------         --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ........      66,798           50,594        131,353           96,597

OTHER INCOME
Gains on sale of securities, net ...........................           -            1,535            765            3,234
OTHER ......................................................       1,549            1,367          3,765            2,766
                                                                --------         --------       --------         --------
                                                                   1,549            2,902          4,530            6,000

OTHER EXPENSE
Compensation and fringe benefits ...........................       8,665            6,666         17,253           12,846
Occupancy expense ..........................................       1,106            1,153          2,293            2,228
Other ......................................................       3 353            3,920          6,482            7,773
                                                                --------         --------       --------         --------
                                                                  13,124           11,739         26,028           22,847
Gains on real estate owned, net ............................           5               22             25               59
                                                                --------         --------       --------         --------
INCOME BEFORE INCOME TAXES .................................      55,228           41,779        109,880           79,809
Income taxes ...............................................      19,469           14,455         38,736           27,933
                                                                --------         --------       --------         --------
NET INCOME .................................................    $ 35,759         $ 27,324       $ 71,144         $ 51,876
                                                                ========         ========       ========         ========

PER SHARE DATA
Basic earnings per share ...................................    $    .56         $    .43       $   1.12         $    .82
Diluted earnings per share .................................         .56              .43           1.11              .81
Cash dividends .............................................         .22              .21            .44              .42
Weighted average number of shares outstanding,
  including dilutive stock options .........................  64,149,470       64,119,704     64,045,394       63,899,108
Return on average assets ...................................        2.05%            1.59%          2.05%            1.52%

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Six Months Ended March 31,
                                                                                 ----------------------------
                                                                                    2002               2001
                                                                                 ---------          ---------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .............................................................         $  71,144          $  51,876
Adjustments to reconcile net income to net cash provided by
 operating activities
  Amortization of fees, discounts and premiums, net ....................            (3,347)            (1,126)
  Amortization of costs in excess of net assets acquired ...............                 -              2,840
  Depreciation .........................................................             1,882                976
  Gains on investment securities and real estate held for sale .........              (790)            (3,293)
  Decrease (increase)in accrued interest receivable ....................             5,479             (8,691)
  Decrease in income taxes payable .....................................           (12,683)            (1,881)
  FHLB stock dividends .................................................            (4,067)            (3,795)
  Decrease (increase) in other assets ..................................                35              2,720
  Increase(decrease)in accrued expenses and other liabilities ..........            (4,302)             3,541
                                                                                 ---------          ---------
Net cash provided by operating activities ..............................            53,351             43,167

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property ...........................................          (395,280)          (505,778)
  Construction loans ...................................................          (151,956)          (175,462)
  Land loans ...........................................................           (39,777)           (61,320)
  Loans refinanced .....................................................           (53,859)           (34,763)
                                                                                 ---------          ---------
                                                                                  (640,872)          (777,323)
Savings account loans originated .......................................            (3,879)            (1,629)
Loan principal repayments ..............................................           971,240            528,739
Decrease in undisbursed loans in process ...............................           (41,447)           (44,653)
Loans purchased ........................................................           (55,919)            (1,556)
Purchase of available-for-sale securities ..............................           (55,498)           (44,839)
Principal payments and maturities of available-for-sale securities .....           245,986             66,132
Proceeds from sales of available-for-sale securities ...................            10,000             50,282
Principal payments and maturities of held-to-maturity securities .......            45,738             16,500
Proceeds from sales of real estate held for sale .......................             8,971              6,986
Premises and equipment purchased, net ..................................            (3,468)            (2,249)
                                                                                 ---------          ---------
Net cash used by investing activities ..................................           480,852           (203,610)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts ......................................           140,777            144,110
Increase (decrease)in borrowings .......................................          (117,500)            54,716
Proceeds from exercise of common stock options .........................             1,829              3,472
Proceeds from employee stock ownership plan ............................               294                574
Treasury stock purchased ...............................................            (6,453)                 -
Dividends ..............................................................           (27,971)           (26,389)
Decrease in advance payments by borrowers for taxes and insurance ......            (3,023)            (8,801)
                                                                                 ---------          ---------
Net cash provided by financing activities ..............................           (12,047)           167,682

INCREASE IN CASH AND CASH EQUIVALENTS...................................           522,156              7,239
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................            30,331             28,286
                                                                                 ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................         $ 552,487          $  35,525
                                                                                 =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NON-CASH INVESTING ACTIVITIES
  Real estate acquired through foreclosure .............................        $   12,210          $   4,483
NON-CASH OPERATING ACTIVITIES
  Assets securitized subject to repurchase, net ........................                 -          1,338,197
CASH PAID DURING THE PERIOD FOR
  Interest .............................................................           128,901            170,345
  Income taxes .........................................................            51,825             27,552

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE AND SIX MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)


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

NOTE B - Dividends

Dividends per share increased to 22 cents for the quarter ended March 31, 2002 compared with 21 cents for the same period one year ago. On April 26, 2002 the Company paid its 77th consecutive quarterly cash dividend.

On January 23, 2002, the Board of Directors of the Company declared an eleven-for-ten stock split in the form of a 10% stock dividend to stockholders of record on February 8, 2002, which was distributed on February 22, 2002.
All previously reported per share amounts have been adjusted accordingly.

NOTE C - Comprehensive Income

The Company's comprehensive income includes all items which comprise net income plus the unrealized holding gains (losses) on available-for-sale securities and forward commitments to purchase or sell mortgage-backed securities. Total comprehensive income for the quarters ended March 31, 2001 and March 31, 2001 totaled 31,759,000 and $37,324,000, respectively.
The total comprehensive income for the six months ended March 31, 2002 and March 31, 2001 totaled $57,565,000 and $83,876,000, respectively. The difference between the Company's net income and total comprehensive income equals the change in the net unrealized gain or loss on securities available-for-sale and forward commitments to purchase mortgage-backed securities during the applicable periods.

Note D - Allowance for Losses on Loans and Securitized Assets Subject to Repurchase

The following table summarizes the activity in the allowance for loan losses (including securitized assets subject to repurchase) for the three months ended March 31, 2002 and 2001:

                                    Three Months Ended March,         Six Months Ended March,
                                       2002          2001               2002          2001
                                    ----------    ----------         ----------    ----------
                                        (in thousands)                   (in thousands)
Balance at beginning of period...... $  20,752     $  20,312          $  19,683     $  20,831
Provision for loan losses...........     2,000           150              4,000           150
Charge-offs.........................      (357)         (389)            (1,576)       (1,096)
Recoveries..........................        79            70                367           258
                                     ---------    ----------          ---------    ----------
Balance at end of period............ $  22,474     $  20,143          $  22,474     $  20,143
                                     =========    ==========          =========    ==========




Note E - New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and No.142, "Goodwill and Other Intangible Assets".
SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill relating to past and future acquisitions and instead subjects goodwill to an impairment assessment at least annually. The Company adopted the provisions of SFAS No. 142 to existing goodwill and other intangible assets for the fiscal year beginning October 1, 2001. The adoption of SFAS No. 142 will cease further amortization of goodwill and will have a pretax impact on income of approximately $5.6 million on an annual basis. Other expenses were accordingly reduced by $1.4 and $2.8 million for the quarter and six months ended March 31, 2002, respectively. The after-tax impact on diluted earnings per share was $.01 for the three months ended March 31, 2001 and $.03 for the six months ended March 31, 2001.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Washington Federal, Inc. ("Company") is a savings and loan holding company. The Company's primary operating subsidiary is Washington Federal Savings ("Association").

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policyto originate fixed-rate single family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At March 31, 2002, the Company had a negative one-year maturity gap of approximately 26% of total assets, compared to a 45% negative one-year maturity gap as of March 31, 2001. The decrease in interest rate risk is the result of the Company lengthening the maturity of its borrowings and building its short-term assets.

The interest rate spread increased to 3.20% at March 31, 2002 from
3.09% at September 30, 2001. The increase was primarily due to a reduction in funding costs as certificates of deposits repriced at lower levels, resulting from the Federal Reserves target rate
being cut to 1.75% during the period.   During this phase of the interest
rate cycle the Company decreased earning assets by $21 million or .3%, strengthened its capital position, and deleveraged the balance sheet by reducing its borrowed money. Additionally, the Company increased cash and cash equivalents by $522 million in preparation of an increasing interest rate environment in the future. FHLB advances and other borrowed money decreased to an equivalent of 22.0% of total assets at March 31, 2002, compared to 23.7% of total assets at September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth at March 31, 2002 was $898,852,000, or 12.76% of total assets. This is an increase of $24,843,000 from September 30, 2001 when net worth was $874,009,000, or 12.44% of total assets. The increase in the Company's net worth included $71,144,000 from net income. Net worth was reduced by $27,971,000 of cash dividends paid and a reduction in other comprehensive income of $14,000,000. During the six months ended March 31, 2002, 319,000 shares were repurchased under the Company's ongoing common stock repurchase program at an average price of $20.23, which left a total of 3.19 million shares currently authorized by the Board of Directors as available for repurchase.

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

The Company's cash and investment securities amounted to $624,669,000, a $448,614,000 increase from six months ago. This increase is the result of higher than normal repayment levels on loans and mortgage-backed securities during the first half of 2002, stemming from record low mortgage rates. Management has

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


elected to keep these funds invested short term to take advantage of expected rising interest rates in the future (see interest rate risk above).

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities decreased $219,621,000 or 20.3% during the six months ended March 31, 2002, due to unusually high prepayments, resulting from extremely low interest rates on mortgage loans, the underlying collateral for mortgage-backed securities, and the sales of $10,000,000 of available-for-sale securities, which resulted in a gain of $650,000. The Company purchased $55,499,000 of mortgage-backed securities during the six months ended March 31, 2002, all of which were categorized as available-for-sale. There were no purchases of held-to-maturity securities during the six months ended
March 31, 2002. As of March 31, 2002, the Company had unrealized gains on available-for-sale securities of $37,000,000, net of tax, which were recorded as part of stockholders' equity.

Loans receivable and securitized assets subject to repurchase: During the six months ended March 31, 2002, the combined total of loans receivable and securitized assets subject to repurchase decreased 4.5% to $5,147,348,000 at March 31, 2002 from $5,388,105,000 at September 30, 2001. The decrease resulted from Management's unwillingness to aggressively compete during this period of increased refinancing activity caused by near record low home mortgage rates.

Non-performing assets: Non-performing assets increased 9.5% during the six months ended March 31, 2002 to $36,974,000 from $33,758,000
at September 30, 2001.   The increase is attributable primarily to
the continuing softening of the economy.

Costs in excess of net assets acquired: The Company periodically monitors costs in excess of net assets acquired for potential impairment; there was no impairment at March 31, 2002. The Company will continue to evaluate these assets and, if appropriate, provide for any diminution in value.

Customer accounts: Customer accounts increased $140,777,000, or 3.26%, to $4,457,469,000 at March 31, 2002 compared with $4,316,692,000 at
September 30, 2001. This increase was due to attractive pricing and continued uncertainty in the equity markets.

FHLB advances and other borrowings: Total borrowings decreased 7.0% during the six months to $1,550,000,000 at March 31, 2002. See Interest Rate Risk above.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Income: The quarter ended March 31, 2002 produced net income of $35,759,000 compared $27,324,000 for the same quarter one year ago, a 30.9% increase. Net income for the six months ended March 31, 2002 was $71,144,000 compared to $51,876,000 for the six months ended March 31, 2001, a 37.1% increase. Net income for the three and six months ended March 31, 2002 increased primarily as a result of increased net interest income, which was partially offset by increased compensation expenses, an increased provision for loan losses and a significant increase in income tax expense.

Net Interest Income: The largest component of the Company's earnings is net interest income, which is the difference between the interest and dividends earned on loans and other investments and the interest paid on customer deposits and borrowings. Net interest income is impacted primarily by two factors; one, the volume of earning assets and liabilities and second, the rate earned on those assets or the rate paid on those liabilities.

The following table sets forth certain information explaining changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old volume). The change in interest income and interest expense attributable to change in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Rate / Volume Analysis:


                                          Three Months Ended                  Six Months Ended
                                            March 31,2002                      March 31, 2002
                                    Volume     Rate         Total       Volume     Rate       Total
                                   -------   -------       -------     -------   -------     --------
Interest Income:
  Loan Portfolio                   $ 2,424   $(7,049)     $ (4,625)    $ 9,706   $(12,881)   $ (3,175)
  Mortgaged-backed securities       (5,321)    1,214        (4,107)	(9,452)     2,227      (7,225)
  Investments                        4,277    (2,579)        1,698       5,438     (3,581)      1,857
                                   -------   -------       -------     -------    -------    --------


  All interest-earning assets        1,380    (8,414)       (7,034)      5,692    (14,235)    (8,543)

Interest Expense:
  Customer Accounts                 12,259   (23,063)      (10,804)     23,115    (38,337)    (15,222)
  FHLB advances and other
  borrowings                       (11,508)   (2,776)      (14,284)    (23,160)    (8,767)    (31,927)
                                   -------   -------       -------     -------    -------     -------


All interest-bearing libilities       751    (25,839)      (25,088)       (45)   (47,104)    (47,149)


Change in net interest income      $  629   $ 17,425      $ 18,054    $ 5,737    $32,869     $38,606
                                  =======   ========      ========    =======    =======     =======

(1) Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


The Company provided $2,000,000 for loan losses during the quarter, compared to $150,000 for the same quarter last year. For the six months ended
March 31, 2002, the total provision was $4,000,000, compared to $150,000 for the same period one year ago. This increase was due to the continued decline in economic conditions in the markets the Company serves, including high unemployment levels and a slow down in the new home construction market. These factors, with others, resulted in an increase in net charge-offs for
the six months ended March 31, 2002 by $371,000.   Non-performing assets
amounted to $36,974,000 or .53% of total assets at March 31, 2002 compared to $32,968,000 or .47% of total assets one year ago. Additionally, delinquencies on permanent loans have increased from $25.5 million at March 31, 2001, to $28.6 million at March 31, 2002.

Total other income decreased $1,470,000 (24.5%) to $4,530,000 for the six months ended March 31, 2002 from $6,000,000 for the six months ended March 31, 2001. This decrease is attributable primarily to the reduction in gains realized from the sales of securities. Gains on the sales of available-for-sale securities totaled $765,000 and $3,234,000 for the six months ended March 31, 2002 and March 31, 2001, respectively. Offsetting this decline in gains on the sales of securities, was a one-time gain of $515,000 on the disposition of a branch and slight increases in fee income. Other income decreased $1,353,000 (46.6%)
to $1,549,000 for the quarter ended March 31, 2002 from $2,902,000 for the quarter ended March 31, 2001. This decrease is attributable primarily to the lack of gains realized from the sales of securities. Gains on the sales of available-for-sale securities totaled $1,535,000 for the quarter ended March 31, 2001. There were no gains on the sale of securities for the quarter ended March 31, 2002.

Total other expense increased $3,181,000 (13.9%) to $26,028,000 for the six months ended March 31, 2002, compared to $22,847,000 for the six months ended March 31, 2001. Total other expense increased $1,385,000 (11.8%) for quarter ended March 31, 2002 compared to the March 31, 2001 quarter. These changes are primarily the result of earnings-based bonus accruals and additional staffing. Total other expense for the quarter and six months ended March 31, 2002 equaled .75% of average assets, compared to .68%, for the same period one year ago. The number of staff, including part-time employees on a full-time equivalent basis, was 731 at March 31, 2002 and 702 March 31, 2001.

Income taxes increased $10,803,000 (38.7%) and $5,014,000 (34.7%) for the six-month period and quarter ended March 31, 2002, respectively, when compared to the same periods one year ago, due to a higher taxable income base. The effective tax rates were 35.25% for the six-month period ended March 31, 2002 and 35.0% for the same period one year ago.

Item 3.		Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes in quantitative and qualitative information about market risk since September 30, 2001.

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

The Annual Meeting of Stockholders of Washington Federal Savings, Inc.
was held on January 23, 2002. Two nominees for reelection as Directors, Anna C. Johnson, and Charles R. Richmond were reelected for three-year terms. The votes cast for Anna C. Johnson were 55,206,345 shares.
The votes cast for Charles R. Richmond were 55,054,610 shares.

The Washington Federal 2001 Long-Term Incentive Plan was adopted by the stockholders, receiving 41,021,982 votes in favor of the proposal.

The stockholders ratified the appointment of Deloitte & Touche LLP as Washington Federal, Inc.'s independent public accountants for fiscal year 2002 with 56,405,611 votes cast for the proposal.

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






                                        /s/ Roy M. Whitehead
May 13, 2002                            --------------------------------------
                                        ROY M. WHITEHEAD
                                        President and Chief Executive Officer





                                        /s/ Ronald L. Saper
May 13, 2002                            --------------------------------------
                                        RONALD L. SAPER
                                        Executive Vice-President and Chief
                                        Financial Officer (principal financial
                                        officer)



                                        /s/ Brent J. Beardall
May 13, 2002                            --------------------------------------
                                        BRENT J. BEARDALL
                                        Controller (principal
                                        accounting officer)