Form 10-Q
period 2002-06-30
WASHINGTON FEDERAL INC
filed 2002-08-12
CIK 936528

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the quarterly period ended.......................June 30, 2002

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

  	For the transition period from ______________ to __________________

      For Quarter Ended  June 30, 2002      Commission file  number 0-25454

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

        (1)   Yes [X].  No [ ].

        (2)   Yes [X].  No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         TITLE OF CLASS:                        AT AUGUST 1, 2002

   Common stock, $1.00 par value                  63,436,611

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                               PART I
Item 1. Financial Statements

              The Consolidated Financial Statements of Washington Federal,Inc. and
              Subsidiaries filed as a part of the report are as follows:

              Consolidated Statements of Financial Condition
              as of June 30, 2002 and September 30, 2001 ................................   Page 3

              Consolidated Statements of Operations for the three
              and nine months ended June 30, 2002 and 2001 ..............................   Page 4

              Consolidated Statements of Cash Flows for the
              nine months ended June 30, 2002 and 2001 ..................................   Page 5

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

Item 3.    Defaults Upon Senior Securities ..............................................  Page 13

Item 4.    Submission of Matters to a Vote of Stockholders ..............................  Page 13

Item 5.    Other Information ............................................................  Page 13

Item 6.    Exhibits and Reports on Form 8-K .............................................  Page 13

             Signatures .................................................................  Page 14
             Section 906 Certification...................................................  Page 16

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                          June  30, 2002     September 30, 2001
                                                                          --------------     ------------------
                                                                           (In thousands, except per share data)

ASSETS
Cash and cash equivalents .........................................         $   587,489          $     30,331
Available-for-sale securities, including mortgage-backed
   securities of $863,262..........................................             940,690             1,079,896
Held-to-maturity securities, including mortgage-backed
    securities of $165,180.........................................             182,027               248,032
Securitized assets subject to repurchase ..........................             835,814             1,180,336
Loans receivable, net .............................................           4,292,434             4,207,769
Interest receivable ...............................................              40,610                48,280
Premises and equipment, net .......................................              55,314                54,242
Real estate held for sale .........................................              17,001                16,778
FHLB stock ........................................................             130,349               124,361
Costs in excess of net assets acquired ............................              35,703                35,703
Other assets ......................................................                 843                 1,015
                                                                            -----------           -----------
                                                                            $ 7,118,274           $ 7,026,743
                                                                            ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Customer accounts
    Savings and demand accounts ...................................         $ 4,416,902           $ 4,251,113
    Repurchase agreements with customers ..........................              71,987                65,579
                                                                            -----------           -----------
                                                                              4,488,889             4,316,692
FHLB advances .....................................................           1,550,000             1,637,500
Other borrowings...................................................                   -                30,000
Advance payments by borrowers for taxes and insurance .............              12,795                23,196
Federal and state income taxes ....................................              80,065                94,118
Accrued expenses and other liabilities ............................              52,087                51,228
                                                                            -----------           -----------
                                                                              6,183,836             6,152,734
STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, 100,000,000 shares authorized;
     76,164,489 and 75,906,790 shares issued; and 63,598,394
     and 63,647,717 shares outstanding ............................              76,164                69,006
Paid-in capital ...................................................             967,923               893,633
Accumulated other comprehensive income, net of taxes ..............              50,000                51,000
Treasury stock, at cost; 12,566,095 and 12,259,073 shares .........            (195,478)             (189,212)
Retained earnings .................................................              35,829                49,582
                                                                            -----------           -----------
                                                                                934,438               874,009
                                                                            -----------           -----------
                                                                            $ 7,118,274           $ 7,026,743
                                                                            ===========           ===========

CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share ....................................         $     14.69           $     13.73
Stockholders' equity to total assets ..............................               13.13%                12.44%
Loans serviced for others .........................................         $    18,742           $    26,068
Weighted average rates at period end:
  Loans and mortgage-backed securities ............................                7.35%                 7.61%
  Investment securities* ..........................................                3.09                  8.01
  Combined rate on loans, mortgage-backed securities...............
  and investment securities .......................................                6.89                  7.62
  Customer accounts ...............................................                3.16                  4.31
  Borrowings ......................................................                5.24                  5.09
    Combined cost of customer accounts and borrowings .............                3.69                  4.53
  Interest rate spread ............................................                3.20                  3.09

 *Includes municipal bonds at tax-equivalent yields and cash equivalents

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Quarter Ended June 30,         Nine Months Ended June 30,

                                                                -------------------------       --------------------------
                                                                 2002              2001           2002              2001

                                                                --------         --------       ---------        ---------
                                                                       (Dollars in thousands, except per share data)

INTEREST INCOME
Loans and securitized assets subject to repurchase  .......     $100,274         $107,718       $309,405         $320,025
Mortgage-backed securities .................................      18,355           22,296         57,621           68,787
Investment securities ......................................       5,506            4,587         16,093           13,316
                                                                --------         --------       --------         --------
                                                                 124,135          134,601        383,119          402,128

INTEREST EXPENSE
Customer accounts ..........................................      35,408           48,190        117,931          145,934
FHLB advances and other borrowings .........................      20,466           29,198         61,575          102,235
                                                                --------         --------       --------         --------
                                                                  55,874           77,388        179,506          248,169
                                                                --------         --------       --------         --------
NET INTEREST INCOME ........................................      68,261           57,213        203,613          153,959
Provision for loan losses ..................................       1,500              500          5,500              650
                                                                --------         --------       --------         --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ........      66,761           56,713        198,113          153,309

OTHER INCOME
Gains on sale of securities, net ...........................           -               -             765            3,235
OTHER ......................................................       1,719            1,971          5,485            4,737
                                                                --------         --------       --------         --------
                                                                   1,719            1,971          6,250            7,972

OTHER EXPENSE
Compensation and fringe benefits ...........................       8,938            7,567         26,192           20,412
Occupancy expense ..........................................       1,197            1,061          3,490            3,288
Other ......................................................       3,010            3,981          9,491           11,756
                                                                --------         --------       --------         --------
                                                                  13,145           12,609         39,173           35,456
Gains on real estate owned, net ............................          83              301            108              360
                                                                --------         --------       --------         --------
INCOME BEFORE INCOME TAXES .................................      55,418           46,376        165,298          126,185
Income taxes ...............................................      19,535           16,526         58,271           44,459
                                                                --------         --------       --------         --------
NET INCOME .................................................    $ 35,883         $ 29,850       $107,027         $ 81,726
                                                                ========         ========       ========         ========

PER SHARE DATA
Basic earnings per share ...................................    $    .57         $    .47       $   1.69         $   1.29
Diluted earnings per share .................................         .56              .47           1.67             1.28
Cash dividends .............................................         .23              .22            .67              .64
Weighted average number of shares outstanding,
  including dilutive stock options .........................   64,247,057       64,142,996     64,123,519       63,985,822
Return on average assets ...................................        2.04%            1.71%          2.04%            1.59%

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Nine Months Ended
                                                                                 ----------------------------
                                                                                 June 2002          June 2001
                                                                                 ---------          ---------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .............................................................         $ 107,027          $  81,726
Adjustments to reconcile net income to net cash provided by
 operating activities
  Amortization of fees, discounts and premiums, net ....................            (4,096)              (157)
  Amortization of costs in excess of net assets acquired ...............                 -              4,253
  Depreciation .........................................................             2,827              2,135
  Gains on investment securities and real estate held for sale .........              (873)            (3,595)
  Decrease (increase)in accrued interest receivable ....................             7,670             (6,443)
  Decrease in income taxes payable .....................................           (13,053)               (43)
  FHLB stock dividends .................................................            (5,988)            (5,891)
  Decrease (increase) in other assets ..................................               172              2,372
  Increase(decrease)in accrued expenses and other liabilities ..........               859              4,268
                                                                                 ---------          ---------
Net cash provided by operating activities ..............................            94,545             78,625

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property ...........................................          (648,302)          (873,752)
  Construction loans ...................................................          (264,657)          (274,991)
  Land loans ...........................................................           (68,908)           (97,966)
  Loans refinanced .....................................................           (70,567)           (67,367)
                                                                                 ---------          ---------
                                                                                (1,052,434)        (1,314,076)
Savings account loans originated .......................................            (4,725)            (2,692)
Loan principal repayments ..............................................          1,370,313            925,137
Decrease in undisbursed loans in process ...............................           (11,395)           (28,910)
Loans purchased ........................................................           (58,647)            (1,825)
Purchase of available-for-sale securities ..............................          (180,683)           (63,419)
Principal payments and maturities of available-for-sale securities .....           311,971            138,548
Proceeds from sales of available-for-sale securities ...................            10,000             50,282
Principal payments and maturities of held-to-maturity securities .......            66,875             29,992
Proceeds from sales of real estate held for sale .......................            16,539             14,697
Premises and equipment purchased, net ..................................            (3,899)            (4,192)
                                                                                 ---------          ---------
Net cash used by investing activities ..................................           463,915           (256,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts ......................................           172,197            457,681
Increase (decrease)in borrowings .......................................          (117,500)          (182,449)
Proceeds from exercise of common stock options .........................             2,978              5,476
Proceeds from employee stock ownership plan ............................               294                573
Treasury stock purchased ...............................................            (6,453)                 -
Dividends ..............................................................           (42,417)           (40,217)
Decrease in advance payments by borrowers for taxes and insurance ......           (10,401)           (16,855)
                                                                                 ---------          ---------
Net cash provided by financing activities ..............................            (1,302)           224,209

INCREASE IN CASH AND CASH EQUIVALENTS...................................           557,158             46,376
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................            30,331             28,286
                                                                                 ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................         $ 587,489          $  74,662
                                                                                 =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NON-CASH INVESTING ACTIVITIES
  Real estate acquired through foreclosure .............................        $   16,654          $  10,702
NON-CASH OPERATING ACTIVITIES
  Assets securitized subject to repurchase, net ........................                 -          1,338,197
CASH PAID DURING THE PERIOD FOR
  Interest .............................................................           184,025            249,838
  Income taxes .........................................................            71,767             43,452

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE AND NINE MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)


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

NOTE B - Dividends

Dividends per share increased to 23 cents for the quarter ended June 30, 2002 compared with 22 cents for the same period one year ago. On July 19, 2002 the Company paid its 78th consecutive quarterly cash dividend.

On January 23, 2002, the Board of Directors of the Company declared an eleven-for-ten stock split in the form of a 10% stock dividend to stockholders of record on February 8, 2002, which was distributed on February 22, 2002.
All previously reported share and per share amounts have been adjusted accordingly.

NOTE C - Comprehensive Income

The Company's comprehensive income includes all items which comprise net income plus the unrealized holding gains (losses) on available-for-sale securities and forward commitments to purchase or sell mortgage-backed securities. Total comprehensive income for the quarters ended June 30, 2002 and June 30, 2001 totaled 48,883,000 and $37,850,000, respectively.
The total comprehensive income for the nine months ended June 30, 2002 and June 30, 2001 totaled $106,448,000 and $105,726,000, respectively. The difference between the Company's net income and total comprehensive income equals the change in the net unrealized gain or loss on securities available-for-sale and forward commitments to purchase mortgage-backed securities during the applicable periods.

Note D - Allowance for Losses on Loans and Securitized Assets Subject to Repurchase

The following table summarizes the activity in the allowance for loan losses (including securitized assets subject to repurchase) for the three and nine months ended June 30, 2002 and 2001:

                                    Three Months Ended June,          Nine Months Ended June,
                                       2002          2001               2002          2001
                                    ----------    ----------         ----------    ----------
                                        (in thousands)                   (in thousands)
Balance at beginning of period...... $  22,474     $  20,143          $  19,683     $  20,831
Provision for loan losses...........     1,500           500              5,500           650
Charge-offs.........................    (1,249)         (941)            (2,825)       (2,038)
Recoveries..........................       155           581                522           840
                                     ---------    ----------          ---------    ----------
Balance at end of period............ $  22,880     $  20,283          $  22,880     $  20,283
                                     =========    ==========          =========    ==========




Note E - New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and No.142, "Goodwill and Other Intangible Assets".
SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. SFAS No. 142 eliminates the amortization of goodwill relating to past and future acquisitions and instead subjects goodwill to an impairment assessment at least annually. The Company adopted the provisions of SFAS No. 142 to existing goodwill and other intangible assets for the fiscal year beginning October 1, 2001. The adoption of SFAS No. 142 will cease further amortization of goodwill and will have a pretax impact on income of approximately $5.6 million on an annual basis. Other expenses were accordingly reduced by $1.4 and $4.2 million for the quarter and nine months ended June 30, 2002, respectively. The after-tax impact on diluted earnings per share was $.01 for the three months ended June 30, 2002 and $.04 for the nine months ended June 30, 2002.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Washington Federal, Inc. ("Company") is a savings and loan holding company. The Company's primary operating subsidiary is Washington Federal Savings ("Association").

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At June 30, 2002, the Company had a negative one-year maturity gap of approximately 33% of total assets, compared to a 50% negative one-year maturity gap as of June 30, 2001. The decrease in interest rate risk is the result of the Company lengthening the maturity of its borrowings and building its short-term assets.

The interest rate spread increased to 3.20% at June 30, 2002 from
3.09% at September 30, 2001. The increase was primarily due to a reduction in funding costs as certificates of deposits repriced at lower levels, resulting from the Federal Reserves target rate
being cut to 1.75% during the period.   During this phase of the interest
rate cycle the Company decreased earning assets by $68 million or 1.0%, strengthened its capital position, and deleveraged the balance sheet by reducing its borrowed money. Additionally, the Company increased cash and cash equivalents by $557 million in preparation of an increasing interest rate environment in the future. FHLB advances and other borrowed money decreased to an equivalent of 21.8% of total assets at June 30, 2002, compared to 23.7% of total assets at September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth at June 30, 2002 was $934,438,000, or 13.13% of total assets. This is an increase of $60,429,000 from September 30, 2001 when net worth was $874,009,000, or 12.44% of total assets. The increase in the Company's net worth included $107,027,000 from net income. Net worth was reduced by $42,417,000 of cash dividends paid. During the nine months ended June 30, 2002, 319,000 shares were repurchased under the Company's ongoing common stock repurchase program at an average price of $20.23, which left a total of 3.19 million shares currently authorized by the Board of Directors as available for repurchase.

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

The Company's cash and investment securities amounted to $654,668,000, a $478,613,000 increase from nine months ago. This increase is the result of higher than normal repayment levels on loans and mortgage-backed securities during the first three quarters of fiscal 2002, stemming from record low mortgage rates.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management has elected to keep these funds invested short term to take advantage of expected rising interest rates in the future (see interest rate risk above).

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities decreased $139,206,000 or 12.9% during the nine months ended June 30, 2002, due to unusually high prepayments, resulting from extremely low interest rates on mortgage loans, the underlying collateral for mortgage-backed securities, and the sales of $10,000,000 of available-for-sale securities, which resulted in a gain of $650,000. The Company purchased $180,683,000 of mortgage-backed securities during the nine months ended June 30, 2002, all of which were categorized as available-for-sale. There were no purchases of held-to-maturity securities during the nine months ended
June 30, 2002. As of June 30, 2002, the Company had unrealized gains on available-for-sale securities of $50,000,000, net of tax, which were recorded as part of stockholders' equity.

Loans receivable and securitized assets subject to repurchase: During the nine months ended June 30, 2002, the combined total of loans receivable and securitized assets subject to repurchase decreased 4.8% to $5,128,248,000 at June 30, 2002 from $5,388,105,000 at September 30, 2001. The decrease resulted from Management's unwillingness to aggressively compete during this period of increased refinancing activity caused by near record low home mortgage rates.

Non-performing assets: Non-performing assets increased 10.0% during the nine months ended June 30, 2002 to $37,141,000 from $33,758,000
at September 30, 2001.   The increase is attributable primarily to
the continuing softening of the economy.

Costs in excess of net assets acquired: The Company periodically monitors costs in excess of net assets acquired for potential impairment; there was no impairment at June 30, 2002. The Company will continue to evaluate these assets and, if appropriate, provide for any diminution in value.

Customer accounts: Customer accounts increased $172,197,000, or 3.99%, to $4,488,889,000 at June 30, 2002 compared with $4,316,692,000 at
September 30, 2001. This increase was due to attractive pricing and continued uncertainty in the equity markets.

FHLB advances and other borrowings: Total borrowings decreased 7.0% during the nine months to $1,550,000,000 at June 30, 2002. See Interest Rate Risk above.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Income: The quarter ended June 30, 2002 produced net income of $35,883,000 compared $29,850,000 for the same quarter one year ago, a 20.2% increase. Net income for the nine months ended June 30, 2002 was $107,027,000 compared to $81,726,000 for the nine months ended June 30, 2001, a 31.0% increase. Net income for the three and nine months ended June 30, 2002 increased primarily as a result of increased net interest income, which was partially offset by increased compensation expenses, an increased provision for loan losses and a significant increase in income tax expense.

Net Interest Income: The largest component of the Company's earnings is net interest income, which is the difference between the interest and dividends earned on loans and other investments and the interest paid on customer deposits and borrowings. Net interest income is impacted primarily by two factors; first, the volume of earning assets and liabilities and second, the rate earned on those assets or the rate paid on those liabilities.

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

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Rate / Volume Analysis:


                                          Three Months Ended                  Nine Months Ended
                                            June 30,2002                        June 30, 2002
                                    Volume     Rate         Total       Volume     Rate       Total
                                   -------   -------       -------     -------   -------     --------
Interest Income:
  Loan Portfolio                   $(2,727)  $(4,717)     $ (7,444)    $ 6,855   $(17,475)  $ (10,620)
  Mortgaged-backed securities       (4,450)      509        (3,941)    (13,920)     2,754     (11,166)
  Investments                        4,630    (3,711)          919      10,354     (7,577)      2,777
                                   -------   -------       -------     -------    -------    --------


  All interest-earning assets       (2,547)   (7,919)      (10,466)      3,289    (22,298)    (19,009)

Interest Expense:
  Customer Accounts                  8,951   (21,733)      (12,782)     31,817    (59,820)    (28,003)
  FHLB advances and other
  borrowings                       (10,402)    1,670        (8,732)    (33,142)    (7,518)    (40,660)
                                   -------   -------       -------     -------    -------     -------


All interest-bearing liabilities    (1,451)  (20,063)      (21,514)     (1,325)   (67,338)    (68,663)


Change in net interest income      $(1,096) $ 12,144       $ 11,048    $ 4,614    $45,040     $49,654
                                   =======   ========      ========    =======    =======     =======

(1) Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


The Company provided $1,500,000 for loan losses during the quarter, compared to $500,000 for the same quarter last year. For the nine months ended
June 30, 2002, the total provision was $5,500,000, compared to $650,000 for the same period one year ago. This increase was due to the continued decline in economic conditions in the markets the Company serves, including high unemployment levels and a slow down in the new home construction market. These factors, with others, resulted in an increase in net charge-offs for the nine months ended June 30, 2002 by $1,105,000 over the comparable
period in fiscal 2001.   Non-performing assets amounted to $37,141,000
or .52% of total assets at June 30, 2002 compared to $31,618,000 or ..45% of total assets one year ago. Delinquencies on permanent loans have decreased from $29.1 million at June 30, 2001, to $28.0 million at June 30, 2002.

Total other income decreased $1,722,000 (21.6%) to $6,250,000 for the nine months ended June 30, 2002 from $7,972,000 for the nine months ended
June 30, 2001. This decrease is attributable primarily to the reduction in gains realized from the sales of securities. Gains on the sales of available-for-sale securities totaled $765,000 and $3,235,000 for the nine months ended June 30, 2002 and June 30, 2001, respectively. Offsetting this decline in gains on the sales of securities, was a one-time gain of $515,000 on the disposition of a branch and slight increases in fee income. Total other income decreased $252,000 (12.8%)
to $1,719,000 for the quarter ended June 30, 2002 from $1,971,000 for the quarter ended June 30, 2001. This decrease is attributable primarily to a reduction in miscellaneous fee income resulting from the decrease in the volume of loan originations.

Total other expense increased $3,717,000 (10.5%) to $39,173,000 for the nine months ended June 30, 2002, compared to $35,456,000 for the nine months ended June 30, 2001. Total other expense increased $536,000 (4.3%) for quarter ended June 30, 2002 compared to the June 30, 2001 quarter. These changes are primarily the result of earnings-based bonus accruals and additional staffing. Total other expense for the quarter and nine months ended June 30, 2002 equaled .75% of average assets, compared to .72% and .69% for the quarter and nine months ended June 30, 2001, respectively. The number of staff, including part-time employees on a full-time equivalent basis, was 741 at June 30, 2002 and 718 at June 30, 2001.

Income taxes increased $13,812,000 (31.1%) and $3,009,000 (18.2%) for the nine-month period and quarter ended June 30, 2002, respectively, when compared to the same periods one year ago, due to a higher taxable income base. The effective tax rates were 35.25% for the nine-month period ended June 30, 2002 the same period one year ago.

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

Exhibit 99.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        /s/ Roy M. Whitehead
August 12, 2002                         --------------------------------------
                                        ROY M. WHITEHEAD
                                        President and Chief Executive Officer





                                        /s/ Ronald L. Saper
August 12, 2002                         --------------------------------------
                                        RONALD L. SAPER
                                        Executive Vice-President and Chief
                                        Financial Officer (principal financial
                                        officer)



                                        /s/ Brent J. Beardall
August 12, 2002                         --------------------------------------
                                        BRENT J. BEARDALL
                                        Controller (principal
                                        accounting officer)

                              EXHIBIT 99.1

                              CERTIFICATION
                    PURSUANT TO 18 U.S.C SECTION 1350
               AS ADOPTED PURSAUANT TO SECTION 906 OF THE
                      SARBANES-OXLEY ACT OF 2002

CERTIFICATION
PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Washington Federal, Inc. (the "Company") on Form 10-Q for the nine month period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the undersigned's best knowledge and belief:

(a) the Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 12th day of August, 2002.

Washington Federal, Inc.
("Company")


/s/ Roy M. Whitehead
------------------------------
Roy M. Whitehead
Chief Executive Officer

/s/ Ronald L. Saper
------------------------------
Ronald L. Saper
Chief Financial Officer