Form 10-K
period 2002-09-30
WASHINGTON FEDERAL INC
filed 2002-12-26
CIK 936528

FORM 10-K

Securities and Exchange Commission
Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-25454

Washington Federal, Inc.
(Exact name of registrant as specified in its charter)

Washington	91-1661606

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 Pike Street, Seattle, Washington	98101

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 624-7930

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $1.00 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of November 30, 2002, the aggregate market value of the 62,277,715 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 877,414 shares held by all directors and executive officers of the Registrant as a group, was $1,510,234,589. This figure is based on the closing sale price of $24.25 per share of the Registrant’s Common Stock on November 30, 2002, as reported in The Wall Street Journal on December 2, 2002.

Number of shares of Common Stock outstanding as of November 30, 2002: 63,155,129

DOCUMENTS INCORPORATED BY REFERENCE

       List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1)     Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2002, are incorporated into Part II, Items 5-8 of this Form 10-K.

(2)     Portions of the Registrant’s definitive proxy statement for its 2002 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

PART I

Item 1. Business

General

       Washington Federal, Inc. (Company), formed in November 1994, is a Washington corporation headquartered in Seattle, Washington. The Company is a non-diversified unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act (HOLA) that conducts its operations through a federally insured savings and loan association subsidiary, Washington Federal Savings and Loan Association (Washington Federal or Association). As such, the Company is registered as a holding company with the Office of Thrift Supervision (OTS) and is subject to OTS regulation, examination, supervision and reporting requirements.

       The Association, doing business as Washington Federal Savings, is a federally-chartered savings and loan association that began operations in Washington as a state-chartered mutual association in 1917. In 1935, the Association converted to a federal charter and became a member of the Federal Home Loan Bank (FHLB) system. On November 9, 1982, Washington Federal converted from a federal mutual to a federal capital stock association.

       The business of Washington Federal consists primarily of attracting savings deposits from the general public and investing these funds in loans secured by first mortgage liens on single-family dwellings, including loans for the construction of such dwellings, and loans on multi-family dwellings. It also originates other types of loans for its portfolio and invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations. Washington Federal has 114 offices located in Washington, Oregon, Idaho, Arizona, Utah, Nevada and Texas, all of which are full service branches. Additionally, during fiscal 2002, Washington Federal opened its first loan production office in Englewood, Colorado. Through subsidiaries, the Association is engaged in real estate development and insurance brokerage activities.

       The principal sources of funds for the Association’s activities are retained earnings, loan repayments (including prepayments), net savings inflows, sales of loans, loan participations and other assets and deposits and borrowings. Washington Federal’s principal sources of revenue are interest on loans, interest and dividends on investments and gains on sale of investments and real estate. Its principal expenses are interest paid on savings, general and administrative expenses, interest on borrowings and income taxes.

       The Company’s growth has been generated both internally and as a result of 11 mergers and three assumptions of deposits. The most recent acquisition was completed in November 1996, when the Company purchased Metropolitan Bancorp, Seattle, Washington (Metropolitan).

       The Association is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the Federal Deposit Insurance Corporation (FDIC), which insures its deposits up to applicable limits. Such regulation and supervision establishes a comprehensive framework of activities in which an association may engage and is intended primarily for the protection of the Savings Association Insurance Fund (SAIF) administered by the FDIC and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or the U.S. Congress, could have a significant impact on the Association and its operations. See “Regulation.”

Average Statements of Financial Condition

	Year Ended September 30,

	2000			2001			2002

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in Thousands)
Assets
Loans (1)	$4,624,138	$384,852	8.32%	$5,203,407	$428,594	8.24%	$5,212,093	$408,619	7.84%
Mortgage-backed securities	1,323,591	95,737	7.23	1,237,530	89,950	7.27	1,001,550	76,138	7.60
Investment securities (2)	143,810	9,967	6.93	140,104	9,799	6.99	516,932	14,619	2.83
FHLB stock	111,714	7,470	6.69	118,938	8,067	6.78	127,452	7,941	6.23

Total interest-earning assets	6,203,253	498,026	8.03	6,699,979	536,410	8.01	6,858,027	507,317	7.40
Other assets	190,031			231,215			235,117

Total assets	$6,393,284			$6,931,194			$7,093,144

Liabilities and Stockholders' Equity
Checking accounts	101,891	2,371	2.33%	137,522	2,426	1.76%	181,310	2,310	1.27%
Passbook and statement accounts	149,199	4,471	3.00	133,133	4,066	3.05	145,395	3,201	2.20
Insured money market accounts	556,481	22,792	4.10	595,860	24,514	4.11	921,984	22,231	2.41
Certificate accounts (time deposits)	2,504,682	138,049	5.51	2,759,835	159,566	5.78	3,146,556	122,287	3.89
Repurchase agreements with customers	91,945	5,052	5.49	72,215	4,138	5.73	69,621	2,259	3.24
FHLB advances	802,818	46,738	5.82	1,336,025	72,654	5.44	1,558,468	82,357	5.28
Securities sold under agreements to repurchase	960,963	58,818	6.12	785,563	45,142	5.75	4,110	140	3.36
Federal funds purchased	351,642	21,220	6.03	142,413	7,614	5.35	5,726	156	2.65

Total interest-bearing liabilities	5,519,621	299,511	5.43	5,962,566	320,120	5.37	6,033,170	234,941	3.89
Other liabilities	137,718			157,085			152,206

Total liabilities	5,657,339			6,119,651			6,185,376
Stockholders' equity	735,945			811,543			907,768

Total liabilities and stockholders' equity	$6,393,284			$6,931,194			$7,093,144

Net interest income/Interest rate spread		$198,515	2.60%		$216,290	2.64%		$272,376	3.51%

Net interest margin (3)			3.20%			3.23%			3.97%

(1)	The average balance of loans includes securitized assets subject to repurchase and nonaccruing loans, interest on which is recognized on a cash basis.

(2)	Includes cash equivalents.

(3)	Net interest income divided by average interest-earning assets.

Lending Activities

       General. The Association’s net portfolio of loans (including securitized assets subject to repurchase) and mortgage-backed securities totaled $6.018 billion at September 30, 2002, representing approximately 81% of its total assets. In recent years, the Company has concentrated its lending activities on the origination of conventional loans, which are loans that are neither insured nor guaranteed by agencies of the United States government. The Company’s investment in mortgage-backed securities issued or guaranteed by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and certain privately insured mortgage-backed securities amounted to $970 million (net of discounts and premiums) at September 30, 2002, and is deemed to be part of the Company’s loan portfolio.

       Washington Federal has historically concentrated its lending activity on the origination of long-term fixed-rate single-family first lien mortgage loans, single-family adjustable rate construction loans and adjustable rate land development loans.

       The following table sets forth the composition of the Company’s gross loan and mortgage-backed securities portfolio, by loan type and security type, as of September 30 for the years indicated.

	1998		1999		2000		2001		2002

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in Thousands)
Loans by type of loan
Real estate:
Conventional:
Permanent	$3,689,755	68.3%	$3,908,177	64.1%	$4,425,790	66.9%	$4,872,852	70.8%	$4,555,553	71.9%
Land development	160,879	3.0	170,479	2.8	180,745	2.7	193,424	2.8	179,936	2.8
Construction(1)	562,689	10.4	620,459	10.2	646,823	9.8	602,129	8.7	587,435	9.3
Insured or guaranteed:
FHA	19,330.3		14,616.2		12,200.2		9,781.1		7,936.1
VA	15,829.3		13,217.2		12,484.2		10,575.2		8,885.1
Savings account loans	3,767.1		3,126	—	1,956	—	1,622	—	1,827	—

	4,452,249		4,730,074		5,279,998		5,690,383		5,341,572
Mortgage-backed
securities(residential)(2)	949,892	17.6	1,366,278	22.5	1,339,214	20.2	1,200,112	17.4	991,752	15.8

Total(3)	$5,402,141	100.0%	$6,096,352	100.0%	$6,619,212	100.0%	$6,890,495	100.0%	$6,333,324	100.0%

Loans by type of security
Residential:
Single-family(4)	$4,258,722	78.7%	$4,455,275	73.0%	$4,989,743	75.4%	$5,292,521	76.9%	$4,890,920	77.2%
Other dwelling units	105,022	2.0	206,347	3.4	234,381	3.6	352,043	5.1	408,381	6.5
Multi-family	84,738	1.6	65,326	1.1	53,918.8		44,196.6		40,444.6
Savings account loans	3,767.1		3,126	—	1,956	—	1,623	—	1,827	—

	4,452,249		4,730,074		5,279,998		5,690,383		5,341,572
Mortgage-backed securities(residential)(2)	949,892	17.6	1,366,278	22.5	1,339,214	20.2	1,200,112	17.4	991,752	15.7

Total(3)	$5,402,141	100.0%	$6,096,352	100.0%	$6,619,212	100.0%	$6,890,495	100.0%	$6,333,324	100.0%

(1)	Includes construction loans that have been modified to monthly payment loans, due in full in approximately one year, in the amount of $17.6 million, $10.4 million, $10.8 million, $16.0 million and $12.6 million at September 30, 1998, 1999, 2000, 2001 and 2002, respectively.

(2)	For additional information, see Note C to the Consolidated Financial Statements.

(3)	After netting undisbursed proceeds on loans in process, deferred fees, discounts on loans, and allowances for possible losses against the applicable loan amounts, the Association’s net loan portfolio amounted to $5.1 billion, $5.7 billion, $6.3 billion, $6.6 billion and $6.0 billion at September 30, 1998, 1999, 2000, 2001 and 2002, respectively.

(4)	Includes condominium units (which are deemed to be single-family residences regardless of the number of units in the structure in which they are located), as well as land and construction loans for single- family residences.

       The following table summarizes the scheduled contractual gross loan maturities for the Association’s total loan and mortgage-backed securities portfolios due for the periods indicated as of September 30, 2002. Amounts are presented prior to deduction of discounts, premiums, loans in process, deferred loan origination fees and allowance for loan losses. Adjustable rate loans are shown in the period in which loan principal payments are contractually due.

		Maturity Distribution

	Balance Outstanding at	Less than	1 to 5	After 5

	September 30, 2002	1 year	years	years

	(Dollars In Thousands)
One- to four-family real estate loans	$4,145,122	$59,133	$52,198	$4,033,791
GNMA, FHLMC, FNMA and other mortgage-backed securities	991,752	—	—	991,752
Construction and land development loans	754,802	371,086	364,335	19,381
Multi-family	441,648	10,671	29,738	401,239

	$6,333,324	$440,890	$446,271	$5,446,163

Loans maturing after one year:
Fixed-interest rates		$5,859,155
Floating or adjustable interest rates		33,279

Total		$5,892,434

       The original contractual loan payment period for residential loans originated by the Association normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans remain outstanding an average of less than 10 years.

       Lending Programs and Policies. The Association specializes in residential real estate lending and has no present plans to expand its operations into consumer or commercial business loans. The Association offers “balloon” payment loans, which are amortized on a 20 or 30 year basis but which have a maturity date for the principal balance of a much shorter period. The Association also provides land acquisition and development loans (“land development loans”) and construction loans for single-family residences. The interest rate on these loans generally adjusts every 90 days in accordance with a designated index. Land development and construction loans amounted to $754.8 million, or 12% of the Association’s gross loan portfolio (including mortgage-backed securities), at September 30, 2002. The Association offers a multi-family (five or more dwelling units) lending program with strict underwriting guidelines, including a $3.0 million limit on any one loan.

       Many of the associations acquired by Washington Federal offered a variety of lending products, including commercial real estate and non-real estate secured loans, consumer secured loans and non-secured lines of credit. All commercial, consumer and line of credit lending has been discontinued and lending has been redirected toward the Association’s traditional lending practices of single-family residential loans. The loans acquired, other than single-family residential real estate loans, are being serviced and payoffs are encouraged.

       As a result of activity over the past three decades, the Association believes that it is a leading construction lender for single-family residences in the Seattle metropolitan area. Because of this history, the Association has developed a staff with in-depth land development and construction experience and working relationships with a group of builders that have been selected based on their operating histories and financial stability.

       Construction lending is generally considered to involve a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers, as well as the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans also is such that they are generally more difficult to evaluate and monitor.

       The Association continues to originate medium and long-term permanent fixed-rate loans, but in most instances under terms, conditions and documentation that permit sale in the secondary market (see below). Moreover, since 1973, it has been the Association’s general policy to include in the documentation evidencing its conventional mortgage loans a due-on-sale clause, which facilitates adjustment of interest rates on such loans when the property securing the loan is sold or transferred. At September 30, 2002, $5.058 billion or 80% of the Association’s loan portfolio was represented by medium and long-term fixed-rate loans secured by single-family residences (including mortgage-backed securities).

       All of the Association’s mortgage lending is subject to written, nondiscriminatory underwriting standards, loan origination procedures and lending policies prescribed by the Association’s Board of Directors. Property valuations are required on all real estate loans. Appraisals are prepared by independent appraisers approved by the Association’s management and all appraisals are reviewed by the Association’s staff. Property evaluations are sometimes utilized on single-family real estate loans of $250,000 or less. These are prepared by the Association’s loan staff. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and written confirmations. Depending on the size of the loan involved, a varying number of senior officers of the Association must approve the application before the loan can be granted.

       Federal regulations limit the amount of a real estate loan made by a federally-chartered savings institution to a specified percentage of the value of the property securing the loan, as determined by an appraisal at the time the loan is originated, referred to as the loan-to-value ratio. The regulation provides that at the time of origination, a real estate loan may not exceed 100% of the appraised value of the security property. Maximum loan-to-value ratios for each type of real estate loan made by an institution are established by the institution’s Board of Directors. In addition, the Board of Directors must approve each real estate loan (other than a home loan) with a loan-to-value ratio in excess of 80%.

       When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, Washington Federal considers the additional risk inherent with these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total reserve balance for loans with loan-to-value ratios exceeding 80% at September 30, 2002, amounted to $6.3 million.

       The Association’s residential construction loans and land acquisition and development loans are of a short-term nature and are generally made for 80% or less of the appraised value of the property upon completion for residential construction loans, and 75% or less for land acquisition and development loans. Funds are disbursed periodically at various stages of completion as authorized by the Association’s personnel.

       It is the Association’s policy to obtain title insurance ensuring that the Association has a valid first lien on the mortgaged real estate serving as collateral. Borrowers must also obtain hazard insurance prior to closing and, when required by the Department of Housing and Urban Development, flood insurance. Borrowers may be required to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which the Association makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums when due.

       Origination, Purchase and Sale of Loans. The Association has general authority to lend anywhere in the United States. The Association’s primary lending area, however, includes Washington, Oregon, Idaho, Arizona, Utah, Nevada, Texas and most recently Colorado.

       Loan originations come from a number of sources. Residential loan originations result from referrals from real estate brokers, walk-in customers, purchasers of property in connection with builder projects financed by the Association, loans referred through mortgage brokers and from refinancing for existing customers. Construction loan originations are obtained primarily by direct solicitation of builders and continued business from builders who have previously borrowed from the Association.

       At September 30, 2002, the Association was servicing approximately $17.0 million of loans for others. Sales are made on a yield basis with the difference between the yield to the purchaser and the amount paid by the borrower constituting servicing income to the Association. The sale of loans and loan participations is subject to federal regulations.

       The Association also purchases loans and mortgage-backed securities when lending rates and mortgage volume for new loan originations in its market area do not fulfill its needs. Mortgage-backed securities accounted for a significant portion of the Association’s loan purchases in recent years. Mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings of the Association.

       The table below shows total loan (including securitized assets subject to repurchase) origination, purchase, sale and repayment activities of the Association on a consolidated basis for the years indicated.

	Year Ended September 30,

	1998	1999	2000	2001	2002

	(Dollars In Thousands)
Loans originated (1):
Construction	$467,884	$425,190	$451,582	$369,808	$363,420
Land	105,901	121,853	118,947	130,161	87,212
Loans on existing property	723,337	1,058,403	923,290	1,157,278	892,595
Loans refinanced	157,110	164,166	28,471	86,969	87,607

Total loans originated	1,454,232	1,769,612	1,522,290	1,744,216	1,430,834
Loans and mortgage-backed securities purchased	321,006	767,101	155,927	92,724	241,557
Loans and mortgage-backed securities sold	(55,560)	(22,726)	(12,442)	(50,282)	—
Loan and mortgage-backed securities principal repayments	(1,734,310)	(1,834,818)	(1,113,917)	(1,582,951)	(2,255,421)
Net change in loans in process, discounts, etc.	(3,702)	(67,096)	24,777	62,372	30,969

Net loan activity increase (decrease)	$(18,334)	$612,073	$576,635	$266,079	$(552,061)

(1)	Includes undisbursed loans in process and does not include savings account loans, which were not material during the periods indicated.

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

       Non-Performing Assets. When a borrower fails to make a required payment on a loan, the Association attempts to cause the deficiency to be cured by contacting the borrower. Contacts are made after a payment is 30 days past due. In most cases, deficiencies are cured promptly. If the delinquency is not cured within 90 days, the Association may cause the trustee on the deed of trust to institute appropriate action to foreclose the property. If foreclosed, the property will be sold at a public sale and may be purchased by the Association. There are circumstances under which the Association may choose to foreclose a deed of trust as mortgagee, and when this procedure is followed, certain redemption rights are involved.

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

       Real estate acquired by foreclosure or deed-in-lieu thereof (REO) is classified as real estate held for sale until it is sold. When property is acquired, it is recorded at the lower of carrying or fair value at the date of acquisition, and any writedown resulting therefrom is charged to the allowance for loan losses. Interest accrual ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expensed as incurred. Costs incurred for the improvement or development of such property are capitalized. See Note A to the Consolidated Financial Statements included in Item 14 hereof.

       The following table sets forth information regarding restructured and nonaccrual loans, and REO held by the Association at the dates indicated.

	September 30,

	1998	1999	2000	2001	2002

	(Dollars in Thousands)
Restructured loans (1)	$4,005	$12,983	$13,769	$14,129	$2,472
Nonaccrual loans:
Single-family residential	8,751	7,949	9,272	14,810	18,835
Construction and land	9,932	5,434	6,858	10,284	4,526
Commercial real estate	255	92	454	—	—
Consumer	3	3	—	—	—

Total nonaccrual loans (2)	18,941	13,478	16,584	25,094	23,361
Total REO (3)	6,805	6,926	9,463	8,664	10,515

Total nonperforming assets	25,746	20,404	26,047	33,758	33,876

Total nonperforming assets and restructured loans	$29,751	$33,387	$39,816	$47,887	$36,348

Total nonperforming assets and restructured loans as a percent of total assets	.53%	.54%	.59%	.68%	.49%

(1)	Performing in accordance with restructured terms.

(2)	The Association recognized interest income on nonaccrual loans of approximately $841,000 in 2002. Had these loans performed according to their original contract terms, the Association would have recognized interest income of approximately $1,732,000 in 2002.

       In addition to the nonaccrual loans reflected in the above table, at September 30, 2002, the Association had $3.1 million of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Association’s ratio of total nonperforming assets as a percent of total assets would have been .53% at September 30, 2002. For a discussion of the Company’s policy for placing loans on nonaccrual status, see Note A to the Consolidated Financial Statements included in Item 14 hereof.

(3)	Total REO includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans. See Note H to the Consolidated Financial Statements included in Item 14 hereof.

       The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	September 30,

	1998	1999	2000	2001	2002

	(Dollars in Thousands)
Beginning balance	$24,623	$23,854	$21,900	$20,831	$19,683
Charge-offs:
Real estate:
Permanent	546	733	94	1,047	1,324
Construction	344	1,326	776	2,251	1,938
Land	1,215	817	507	547	139
Multi-family & Commercial	199	255	—	—	—

	2,304	3,131	1,377	3,845	3,401
Recoveries:
Real estate:
Permanent	53	52	107	10	399
Construction	15	36	159	828	176
Land	10	202	42	9	55
Multi-family & Commercial	717	203	—	—	—

	795	493	308	847	630

Net charge-offs	1,509	2,638	1,069	2,998	2,771
Provisions for loan losses	740	684	—	1,850	7,000

Ending balance	$23,854	$21,900	$20,831	$19,683	$23,912

Ratio of net charge-offs to average loans outstanding	.04%	.06%	.02%	.06%	.05%

       The following table sets forth the allocation of the Company’s allowance for loan losses at the dates indicated.

	September 30,

	1998	1999	2000	2001	2002

	(Dollars in Thousands)
Real estate:
Permanent single-family	$7,614	$7,146	$7,076	$6,165	$7,823
Construction	3,759	3,621	3,597	2,770	2,907
Land	2,856	2,606	2,305	2,134	3,137
Multi-family & Commercial	9,125	7,976	7,068	7,941	9,327
Unallocated	500	551	785	673	718

	$23,854	$21,900	$20,831	$19,683	$23,912

       During the current year, the Association has refined its process for allocating the allowance for loan losses to the different loan types. Reclassifications have been made to prior year amounts to conform to current year presentation.

       As part of the process for determining the adequacy of the allowance for loan losses, management reviews the loan portfolio for specific weaknesses. A portion of the allowance is then allocated to reflect the loss exposure. Residential real estate loans are not individually analyzed for impairment and loss exposure because of the significant number of loans, their relatively small balances and their historically low level of losses. Residential construction, land development and multi-family loans were evaluated individually for impairment, which resulted in an allocation of $10.8 million of the allowance for loan loss at year-end 2002, compared with an allocation of $10.7 million a year earlier.

       Unallocated reserves are established for loss exposure that may exist in the remainder of the loan portfolio but has yet to be identified. In determining the adequacy of unallocated reserves, management considers changes in the size and composition of the loan portfolio, actual historical loan loss experience and current economic conditions.

       Real Estate Held for Sale. As one of the Association’s activities, a subsidiary is engaged in the development and sale of real estate. Also, REO that was acquired in acquisitions of insolvent associations has been recorded as real estate held for sale.

       The business of real estate development involves substantial risks, and the results of such activities depend upon a number of factors, including: seasonality, the type, location and size of each project, the stage of project development, general economic conditions and the level of mortgage interest rates. Consequently, there may be substantial inter-period variations in the operating results of the Association’s real estate development activities. Moreover, because investing in real estate and real estate development activities are not permissible activities for national banks, the amount of the investment in, and loans to, any subsidiary engaged in such activities is deductible from a savings association’s regulatory capital. See “Regulation - The Association - Regulatory Capital Requirements” below.

Investment Activities

       As a federally-chartered savings institution, Washington Federal is obligated to maintain certain liquidity requirements and does so by investing in securities that qualify as liquid assets under federal regulations. These investments may include, among other things, certain certificates of deposit, repurchase agreements, bankers’ acceptances, loans to financial institutions whose deposits are federally-insured, federal funds, United States Government and agency obligations and certain unpledged mortgage-backed securities.

       As of September 30, 2002, the Association had $925 million invested in repurchase agreements, with various brokers, at a weighted average rate of 1.76%. All repurchase agreements are collateralized by United States agency mortgage-backed securities with a fair market value of at least 102% of the amount invested. All repurchase agreements outstanding on September 30, 2002, matured within 30 days.

       The following table sets forth the composition of the Association’s investment portfolio, excluding mortgage-backed securities, at the dates indicated.

	September 30,

	2000		2001		2002

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars In Thousands)
U.S. government and agency obligations	$115,504	$117,505	$114,234	$110,379	$93,570	$100,569
State and political subdivis ions	25,487	26,660	25,490	37,185	16,848	18,565

	$140,991	$144,165	$139,724	$147,564	$110,418	$119,134

       The investment portfolio, excluding mortgage-backed securities, at September 30, 2002 was categorized by maturity as follows:

	Amortized Cost	Weighted Average Yield

	(Dollars in Thousands)
Due in less than one year	$64,500	7.80%
Due after one year through five years	15,045	6.98
Due after five years through 10 years	8,738	7.90
Due after 10 years	22,135	9.56

	$110,418	8.05%

Sources of Funds

       General. Savings deposits are an important source of the Association’s funds for use in lending and for other general business purposes. In addition to savings deposits, Washington Federal derives funds from loan repayments, advances from the FHLB and other borrowings and, to a lesser extent, from loan sales. Loan repayments are a relatively stable source of funds while savings inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds such as savings inflows at less than projected levels. They may also be used on a longer-term basis to support expanded activities.

       Savings. The Association has chosen to rely on term certificate accounts and other deposit alternatives that have no fixed term and pay interest rates that are more responsive to market interest rates than passbook accounts. This greater variety of deposits has allowed the Association to be more competitive in obtaining funds to more effectively manage its liabilities.

       Certificates with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year, the penalty is 180 days of interest. For jumbo certificates, the penalty depends on the original term. If the original term is 90 days or less, the penalty is the greater of 30 days interest or all interest earned. If the original term is 90 days or more, the penalty is the greater of 90 days interest or all interest earned. Early withdrawal penalties during fiscal 2000, 2001 and 2002 amounted to approximately $563,000, $452,000 and $418,000, respectively.

       The Association offers a single performance checking account. This account pays interest on monthly average balances over $1,000 and charges a service fee if monthly average balances drop below $1,000.

       The Association’s deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, Utah, Nevada and Texas. The Association does not advertise for deposits outside of these states. At September 30, 2002, approximately 3.7% of the Association’s deposits were held by nonresidents of Washington, Oregon, Idaho, Arizona, Utah, Nevada and Texas.

       The following table sets forth certain information relating to the Association’s savings deposits at the dates indicated.

	September 30,

	2000		2001		2002

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in Thousands)
Balance by interest rate:
Checking accounts	$99,888	2.60%	$152,143	2.13%	$191,542	1.97%
Passbook and statement accounts	139,409	3.00	135,522	2.50	157,759	2.06
Money market accounts	542,148	4.24	805,759	3.10	972,993	2.17

	781,445		1,093,424		1,322,294
Fixed-rate certificates:
2.00% to 2.99%	—		2,136		1,292,309
3.00% to 3.99%	112		192,355		663,799
4.00% to 4.99%	88,838		1,851,133		279,672
5.00% to 5.99%	994,117		764,616		154,793
6.00% to 6.99%	1,240,352		96,856		9,315
7.00% and above	321		—		—
Jumbo certificates
($100,000 or more):
2.00% to 2.99%	—		1,972		327,558
3.00% to 3.99%	—		44,480		271,888
4.00% to 4.99%	—		130,792		93,558
5.00% to 5.99%	28,582		34,627		34,919
6.00% to 6.99%	238,545		37,445		2,145
7.00% and above	2,724		1,277		—

	2,593,591		3,157,689		3,129,956

	$3,375,036		$4,251,113		$4,452,250

       The following table sets forth, by various interest rate categories, the amounts of certificates of deposit of the Association at September 30, 2002, which mature during the periods indicated.

	Amounts at September 30, 2002, Maturing in

	1 to 3	4 to 6	7 to 12	13 to 24	25 to 36	37 to 60	After
	Months	Months	Months	Months	Months	Months	60 Months

	(Dollars in Thousands)
2.00 to 2.99%	$454,133	$673,816	$441,865	$49,118	$935	$—	$—
3.00 to 3.99%	149,620	292,963	375,746	74,958	29,729	12,214	457
4.00 to 4.99%	17,420	33,721	73,700	16,500	7,850	224,039	—
5.00 to 5.99%	12,780	25,518	38,777	15,837	12,600	84,200	—
6.00 and above	16	170	129	—	11,145	—	—

Total	$633,969	$1,026,188	$930,217	$156,413	$62,259	$320,453	$457

       Historically, a significant number of certificate holders roll over their balances into new certificates of the same term at the Association’s then current rate. To ensure a continuity of this trend, the Association expects to continue to offer market rates of interest. The Association’s ability to retain deposits maturing in certificate accounts is more difficult to project. The Association is confident, however, that by competitively pricing these certificates, balance levels deemed appropriate by management can be achieved on a continuing basis.

       At September 30, 2002, the Association had $730 million of certificates of deposit in amounts of $100,000 or more outstanding, maturing as follows: $155 million within 3 months; $239 million over 3 months through 6 months; $213 million over 6 months through 12 months; and $123 million thereafter.

       The following table sets forth the customer account activities of the Association for the years indicated.

	Year Ended September 30,

	2000	2001	2002

	(Dollars In Thousands)
Deposits	$4,016,400	$3,145,124	$2,685,813
Withdrawals	4,103,367	2,488,412	2,632,871

Net increase (decrease) in deposits before interest credited	(86,967)	656,712	52,942
Interest credited	172,735	194,710	152,288

Net increase in customer accounts	$85,768	$851,422	$205,230

       Borrowings. The Association obtains advances from the FHLB upon the security of the FHLB capital stock it owns and certain of its home mortgages, provided certain standards related to credit worthiness have been met. See “Regulation - The Association - Federal Home Loan Bank System” below. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Association’s creditworthiness. The FHLB is required to review its credit limitations and standards at least annually. FHLB advances have, from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand Washington Federal’s lending program.

       The Association also uses reverse repurchase agreements as a form of borrowing. Under reverse repurchase agreements, the Association sells an investment security to a dealer for a period of time and agrees to buy back that security at the end of the period and pay the dealer a stated interest rate for the use of the dealer’s funds. The amount of securities sold under such agreements depends on many factors, including the terms available for such transactions, the perceived ability to apply the proceeds to investments yielding a higher return, the demand for the securities and management’s perception of trends in interest rates. The Association had $100 million of securities sold under such agreements at September 30, 2002.

       The Association also offers two forms of repurchase agreements to its customers. One form has an interest rate that floats like a money market deposit account and is offered at a $1,000 minimum for an 84-day term. The other form has a fixed-rate and is offered in a minimum denomination of $100,000. Both are fully collateralized by securities. These obligations are not insured by SAIF and are classified as borrowings for regulatory purposes. The Association had $69.7 million of such agreements outstanding at September 30, 2002.

       The following table presents certain information regarding borrowings of Washington Federal at the dates and for the years indicated.

	For the Year Ended September 30,

	2000	2001	2002

	(Dollars in Thousands)
Federal funds and securities sold to dealers under agreements to repurchase:
Average balance outstanding	$1,312,605	$929,047	$9,836
Maximum amount outstanding at any month-end during the period	1,539,689	1,285,857	100,000
Weighted-average interest rate during the period(1)	6.10%	5.68%	2.97%
FHLB advances:
Average balance outstanding	$802,818	$1,076,263	$1,558,384
Maximum amount outstanding at any month-end during the period	1,209,000	1,454,000	1,654,000
Weighted-average interest rate during the period(1)	5.82%	5.51%	5.28%
Securities sold to customers under agreements to repurchase:
Average balance outstanding	$91,945	$72,203	$69,621
Maximum amount outstanding at any month-end during the period	99,901	88,137	74,487
Weighted-average interest rate during the period(1)	5.49%	5.72%	3.25%
Total average borrowings	$2,207,368	$2,077,513	$1,637,841
Weighted-average interest rate on total average borrowings(1)	5.97%	5.60%	5.18%

(1)	Interest expense divided by average daily balances.

Other Ratios

       The following table sets forth certain ratios related to the Company for the periods indicated.

	Year Ended September 30,

	2000	2001	2002

Return on assets(1)	1.65%	1.65%	2.05%
Return on equity(2)	14.27	14.59	16.89
Average equity to average assets	11.51	11.71	12.80
Dividend payout ratio(3)	49.00	48.21	40.00

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share divided by net income per share.

Rate/Volume Analysis

       The table below sets forth certain information regarding changes in interest income and interest expense of the Association for the years indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by average volume). The change in interest income and interest expense attributable to changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended September 30,

	2000 vs. 1999			2001 vs. 2000			2002 vs. 2001
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total

Loan portfolio	$36,017	$(5,096)	$30,921	$47,437	$(3,756)	$43,681	$800	$(20,713)	$(19,913)
Mortgaged-backed securities	13,861	(454)	13,407	(6,308)	522	(5,786)	(17,154)	3,340	(13,814)
Investments(1)	(1,578)	(300)	(1,878)	279	209	488	16,698	(12,064)	4,634

All interest-earning assets	48,300	(5,850)	42,450	41,408	(3,025)	38,383	344	(29,437)	(29,093)

Interest expense:
Customer accounts	5,039	7,754	12,793	15,332	6,643	21,975	35,630	(78,052)	(42,422)
FHLB advances and other borrowings	31,338	10,890	42,228	8,541	(9,907)	(1,366)	(36,910)	(5,847)	(42,757)

All interest-bearing liabilities	36,377	18,644	55,021	23,873	(3,264)	20,609	(1,280)	(83,899)	(85,179)

Change in net interest income	$11,923	$(24,494)	$(12,571)	$17,535	$239	$17,774	$1,624	$54,462	$56,086

(1)	Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle.

Interest Rate Risk

       The Company accepts a high level of interest rate volatility as a result of its policy to originate fixed-rate single-family home loans that are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. The strong capital position and low operating costs have allowed the Company to manage interest rate risk, within guidelines established by the Board of Directors of the Company, through all interest rate cycles. A significant increase in market interest rates could adversely affect net interest income of the Company. The Company’s interest rate risk approach has never resulted in the recording of a monthly operating loss.

       One approach used to quantify interest rate risk is the net portfolio value (NPV) analysis. This analysis calculates the difference between the present value of interest-bearing liabilities and the present value of expected cash flows from interest-earning assets and off-balance sheet contracts. The following tables set forth an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (+ or - 300 basis points, measured in 100-basis-point increments).

September 30, 2002
Change in Interest Rates	Estimated NPV Amount	Estimated Increase (Decrease) in NPV Amount	Percent

(Basis Points)	(Dollars in Thousands)
+300	$653,450	$(326,447)	-33%
+200	834,320	(145,577)	-14
+100	980,055	158	0
0	979,897	—	0
-100	880,517	(99,380)	-10

September 30, 2001
Change in Interest Rates	Estimated NPV Amount	Estimated Increase (Decrease) in NPV Amount	Percent

(Basis Points)	(Dollars in Thousands)
+300	$370,391	$(628,226)	-63%
+200	641,572	(357,045)	-36
+100	890,662	(107,955)	-11
0	998,617	—	0
-100	965,566	(33,051)	-3
-200	933,215	(65,402)	-7
-300	908,665	(89,952)	-9

At September 30, 2002, mortgage rates were near historic low levels, resulting in higher prepayment speeds in the loan and mortgage-backed securities portfolios. Combined with the extension of borrowings and large cash position, these higher prepayment assumptions resulted in a lower NPV sensitivity.

Certain assumptions were used in preparing the above table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under the various interest rate scenarios. Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth above.

Subsidiaries

       The Company is a unitary savings and loan holding company that conducts its primary business through its only subsidiary, the Association. The Association has three active wholly owned subsidiaries which are discussed further below.

       Washington Federal is permitted by current federal regulations to invest an amount up to 2% of its assets in stock, paid-in surplus and unsecured loans in service corporations. The Association may invest an additional 1% of its assets when the additional funds are utilized for inner-city or community development purposes. In addition, federally-chartered savings institutions that are in compliance with regulatory capital requirements and other conditions also may make loans to service corporations in an aggregate amount of up to 50% of the institution’s capital as defined in federal regulations.

       At September 30, 2002, the Association was authorized under the current regulations to have a maximum investment of $147.8 million in its service corporations, exclusive of the additional 1% of assets investments permitted for inner-city or community development purposes but inclusive of the ability to make loans to its subsidiaries. On that date, the Association’s investment in, and unsecured loans to, its wholly owned service corporations amounted to $7.4 million.

       At September 30, 2002, Washington Services, Inc. (WSI), a wholly owned subsidiary of the Association, was continuing its development of a 301-acre light industrial center in the technology corridor of South Snohomish County, Washington. The center contains 87.3 buildable acres with an investment of $4.6 million and remained unsold as of September 30, 2002. As of September 30, 2002, 37 of the acres were under contract to be sold for $8.4 million. A one million dollar non-refundable deposit on that sale has been received and is recorded as a contra asset. Based upon the sales history of this development, the Association believes the net realizable value from the sale of the remaining properties exceeds the subsidiary’s basis in these properties.

       First Insurance Agency, Inc., a wholly owned subsidiary of the Association, is an insurance brokerage company that offers a full line of individual and business insurance products to customers of the Association, as well as others.

       Statewide Mortgage Services, Inc., a wholly owned subsidiary of the Association, is incorporated under the laws of the state of Washington for the purpose of operating a commercial office building located in the state.

       A savings association is required to deduct the amount of the investment in, and extensions of credit to, a subsidiary engaged in any activities not permissible for national banks. Because the acquisition and development of real estate is not a permissible activity for national banks, the investments in, and loans to, the subsidiary of the Association, which is engaged in such activities, are subject to exclusion from the capital calculation. See “Regulation - The Association - Regulatory Capital Requirements” below.

Employees

       As of September 30, 2002, the Company had approximately 726 employees, including the full-time equivalent of 25 part-time employees and its service corporation employees. None of these employees are represented by a collective bargaining agreement, and the Company has enjoyed harmonious relations with its personnel.

Regulation

       Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company and the Association. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Certain federal banking laws have been recently amended. See “Regulation - The Company - Financial Modernization” below.

The Company

       General. The Company is registered as a savings and loan holding company under the HOLA and is subject to OTS regulation, examination, supervision and reporting requirements.

       USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended is to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

       Financial Modernization. Under the Gramm-Leach-Bliley Act, enacted into law on November 12, 1999, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under Section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies, and those formed pursuant to an application filed with the Office of Thrift Supervision before May 4, 1999, may engage in any activity, including non-financial or commercial activities, provided such companies control only one savings and loan association that meets the Qualified Thrift Lender (QTL) test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted.

       Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company that holds only one subsidiary savings institution. However, if the savings institution subsidiary of such a holding company fails to meet a QTL test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See “The Association - Qualified Thrift Lender Test” below.

       If the Company were to acquire control of another savings institution, other than through a merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions, and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Association or other subsidiary savings institutions) would thereafter be subject to further restrictions. No multiple savings and loan holding company, or subsidiary thereof, that is not a savings institution shall commence or continue a business activity for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, upon prior notice to and with no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) performing activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

       Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS (i) control of any other savings institution or savings and loan holding company, or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or holding company thereof that is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company, or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

       Federal Securities Laws. The Company’s Common Stock is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934 (Exchange Act). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

       Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

       The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA’s new requirements, the final scope of these requirements remains to be determined.

       The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

       The SOA addresses, among other matters:

•	audit committees for all reporting companies;
•	certification of financial statements by the chief executive officer and the chief financial officer;
•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
•	a prohibition on insider trading during pension plan black out periods;
•	disclosure of off-balance sheet transactions;
•	a prohibition on personal loans to directors and officers; expedited filing requirements for Forms 4’s;
•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
•	“real time” filing of periodic reports;
•	the formation of a public accounting oversight board;
•	auditor independence; and
•	various increased criminal penalties for violations of securities laws.

The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

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

       Federal Savings Association Regulations.The OTS has extensive authority over the operations of savings associations. As part of this authority, savings associations are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. Such regulation and supervision is primarily intended for the protection of depositors.

       The investment and lending authority of the Association is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally are applicable to all federally-chartered savings associations, and many also apply to state-chartered savings associations.

       Insurance of Accounts.The deposits of the Association are insured up to $100,000 per insured member by the SAIF (as defined by law and regulation) and are backed by the full faith and credit of the United States government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations after giving the OTS an opportunity to take such action.

       Assessment rates for SAIF-insured institutions range from 0% of insured deposits for well capitalized institutions with minor supervisory concerns to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. See “Prompt Corrective Action” below. In addition, an assessment of 1.72 basis points was added to the SAIF assessment to cover financing corporation debt service payments for fiscal 2003.

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

       The capital regulations create three capital requirements: a tangible capital requirement, a leverage or core capital requirement and a risk-based capital requirement. All savings associations must have tangible capital of at least 1.5% of adjusted total assets, as defined in the regulations. For purposes of this requirement, tangible capital is core capital less all intangibles other than certain purchased mortgage servicing rights, of which the Association has none. Core capital includes common stockholders’ equity, non-cumulative perpetual preferred stock and related surplus and minority interests in consolidated subsidiaries, less intangibles (unless included under certain limited conditions, but in no event exceeding 25% of core capital), plus purchased mortgage servicing rights in an amount not to exceed 50% of core capital.

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

       For information regarding the Association’s compliance with each of its three capital requirements at September 30, 2002, see Note O to the Consolidated Financial Statements.

       Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an association’s operations and/or the appointment of a conservator or receiver. The OTS’ capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

       Prompt Corrective Action. Under federal law, each federal banking agency has implemented a system of prompt corrective action for institutions that it regulates. Under OTS regulations, an institution shall be deemed to be (i) well capitalized if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well capitalized, (iii) undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) significantly undercapitalized if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0% and (v) critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OTS to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. (The FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 2002, the Association exceeded the requirements of a well capitalized institution.

       Qualified Thrift Lender Test. A savings association that does not meet a QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity, not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

       Under current legislation and applicable regulations, any savings institution is a QTL if: (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Internal Revenue Code (which generally requires that at least 60% of the institution’s assets constitute housing-related and other qualifying assets) or (ii) at least 65% of the institution’s portfolio assets (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At September 30, 2001, the Association was in compliance with the QTL test of a domestic building and loan association as defined in the Code.

       Transactions with Affiliates. Under federal law, all transactions between and among a savings association and its affiliates, which include holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder as interpreted by the OTS. Generally, these requirements limit these transactions to a percentage of the association’s capital and require all of them to be on terms at least as favorable to the association as transactions with non-affiliates. In addition, a savings association may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The OTS is authorized to impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a savings association. The OTS regulations also set forth various reporting requirements relating to transactions with affiliates.

       Extensions of credit by a savings association to executive officers, directors and principal shareholders are subject to Section 22(h) of the Federal Reserve Act, which among other things, generally prohibits loans to any such individual where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral.

       Section 22(h) permits loans to directors, executive officers and principal stockholders made pursuant to a benefit or compensation program that is widely available to employees of a subject savings association provided that no preference is given to any officer, director or principal stockholder, or related interest thereto, over any other employee. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

       Restrictions on Capital Distributions. OTS regulations impose limitations on capital distributions by savings associations, including cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital accounts of a savings association.

       In January 1999, the OTS amended its capital distribution regulation to bring such regulations into greater conformity with the other bank regulatory agencies. Under the regulation, certain savings institutions would not be required to file with the OTS. Specifically, savings institutions that would be well capitalized following a capital distribution would not be subject to any requirement for notice or application unless the total amount of all capital distributions, including any proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings institution’s net income for that year to date plus the savings institution’s retained net income for the preceding two years. Because the Association is a subsidiary of the Company, the regulation requires the Association to provide notice to the OTS of its intent to make capital distributions, unless an application is otherwise required. The Association does not believe that the regulation will adversely affect its ability to make capital distributions.

       Federal Home Loan Bank System. The Association is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 2002, the Association’s advances from the FHLB amounted to $1.650 billion.

       As a member, the Association is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to 3.50% of FHLB advances outstanding and .75% of mortgage loans and pass through securities. At September 30, 2002, the Association had $132.3 million in FHLB stock, which was in compliance with this requirement.

       Federal law now requires the FHLBs to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

       Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act (CRA) and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the Fair Lending Laws) prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the U.S. Department of Justice.

TAXATION

       Federal Taxation. For federal and state income tax purposes, the Company reports its income and expenses on the accrual basis method of accounting and files its federal and state income tax returns on a September 30 fiscal year basis. The Company files consolidated federal and state income tax returns with its wholly-owned subsidiaries.

       The Small Business Job Protection Act of 1996 (the Act) required qualified thrift institutions, such as the Company, to recapture the portion of their tax bad debt reserves that exceeded the September 30, 1988, balance. Such recaptured amounts are to be taken into taxable income ratably over a six-year period that began in 1999. Accordingly, the Company will be required to pay approximately $23,469,000 in additional federal income taxes through fiscal 2004, all of which has previously been recognized.

       A deferred tax liability has not been required to be recognized for the tax bad debt base year reserves of the Company. The base year reserves are the balance of reserves as of September 30, 1988, reduced proportionately for reductions in the Company’s loan portfolio since that date. At September 30, 2002, the amount of those reserves was approximately $4,835,000. The amount of the unrecognized deferred tax liability at September 30, 2002 was approximately $1,862,000.

       The Company has been examined by the Internal Revenue Service through the year ended September 30, 1990. There were no material changes made to the Company’s taxable income, as originally reported, as a result of this examination.

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

       The state of Arizona has a corporate income tax with a statutory rate of 8.0% of apportionable income.

       The state of Texas has a corporate income tax with a statutory rate of 4.5% of apportionable income.

       The state of Colorado has a corporate income tax with a statutory rate of 5.0% of apportionable income.

Item 2.    Properties

       The Association owns the building in which its home and executive offices are located in Seattle, Washington. The following table sets forth certain information concerning the Association’s offices:

		Building
	Number of			Net Book Value at
Location	Offices	Owned	Leased(1)	September 30, 2002 (2)

				(Dollars In Thousands)
Washington	40	23	17	$15,694
Idaho	17	15	2	6,572
Oregon	24	17	7	8,181
Utah	10	6	4	7,755
Arizona	20	13	7	12,133
Colorado	1	—	1	—
Texas	1	—	1	134
Nevada	2	—	2	393

Total	115	74	41	$50,862

(1)	The leases have varying terms expiring from 2003 through 2070, including renewal options.

(2)	Amount represents land and improvements with respect to properties owned by the Association and represents the book value of leasehold improvements, where applicable.

       Washington Federal evaluates on a continuing basis the suitability and adequacy of its offices, both branches and administrative centers, and has an active program of opening, relocating, remodeling or closing them as necessary to maintain efficient and attractive premises.

       Washington Federal’s net investment in premises, equipment and leaseholds was $55.1 million at September 30, 2002.

Item 3.    Legal Proceedings

       The Association is involved in legal proceedings occurring in the ordinary course of business that in the aggregate are believed by management to be immaterial to the financial condition of the Association.

Item 4.    Submission of Matters to a Vote of Security Holders

       Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

       The information required herein is incorporated by reference from page 27 of the Company’s Annual Report to Stockholders for Fiscal 2002 (Annual Report), which is included herein as Exhibit 13.

Item 6.    Selected Financial Data

       The information required herein is incorporated by reference from page 7 of the Annual Report.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

PART III

Item 10.  Directors and Executive Officers of the Registrant

       The information required herein is incorporated by reference to pages 4 through 14 of the proxy statement dated December 16, 2002.

Item 11.  Executive Compensation

       The information required herein is incorporated by reference to pages 12 through 14 of the proxy statement dated December 16, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       The information required herein is incorporated by reference to pages 2 through 3 and 5 through 8 of the proxy statement dated December 16, 2002.

Item 13.  Certain Relationships and Related Transactions

       The information required herein is incorporated by reference to page 16 of the proxy statement dated December 16, 2002.

Item 14.  Controls and Procedures

       Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission (“SEC”) filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect these controls subsequent to the date the Company carried out its evaluation.

       Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following financial statements are incorporated herein by reference from pages 8 through 27 of the Annual Report.

Report of Independent Certified Public Accountants

Consolidated Statements of Financial Condition as of September 30, 2002 and 2001

Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2002

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended September 30, 2002

Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2002

Notes to Consolidated Financial Statements

           (b)  The following report was filed on Form 8-K during the fourth quarter of fiscal 2002:

Report filed September 25, 2002. Items included: Item 5. Other Events. The report included a press release announcing the appointment of Roy M. Whitehead as Vice Chairman of the Board of Directors.

(a)(2)	There are no financial statement schedules filed herewith.

(a)(3)	The following exhibits are filed as part of this report:

No.	Exhibit	Page

3.1	Articles of Incorporation of the Company	(1)

3.2	Bylaws of the Company	(1)

4	Specimen Common Stock Certificate	(1)

10.1	1982 Employee Stock Compensation Program*	(1)

10.2	1987 Stock Option and Stock Appreciation Rights Plan*	(1)

10.3	1994 Stock Option and Stock Appreciation Rights Plan*	(1)

10.4	2001 Long-Term Incentive Plan*	(2)

13	Annual Report to Stockholders

21	Subsidiaries of the Company - Reference is made to Item 1, “Business - Subsidiaries” for the required information

23	Consent of Independent Public Accountants

* Management contract or compensation plan

       (1)    Incorporated by reference from the Registrant’s Registration Statement on Form 8-B filed with the SEC on January 26, 1995.

       (2)    Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 23, 2002.

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

       WASHINGTON FEDERAL, INC.

December 23, 2002	By:	/s/ Roy M. Whitehead

Roy M. Whitehead, Vice Chairman,
President and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kermit O. Hanson	December 23, 2002

Kermit O. Hanson, Director

/s/ W. Alden Harris	December 23, 2002

W. Alden Harris, Director

/s/ Anna C. Johnson	December 23, 2002

Anna C. Johnson, Director

/s/ John F. Clearman	December 23, 2002

John F. Clearman, Director

/s/ H. Dennis Halvorson	December 23, 2002

H. Dennis Halvorson, Director

/s/ Guy C. Pinkerton	December 23, 2002

Guy C. Pinkerton, Director, Chairman

/s/ Charles R. Richmond	December 23, 2002

Charles R. Richmond, Director,
Former Executive Vice President

/s/ Roy M. Whitehead	December 23, 2002

Roy M. Whitehead, Director, Vice Chairman,
President and Chief Executive Officer

/s/ Ronald L. Saper	December 23, 2002

Ronald L. Saper, CPA, Executive
Vice President and Chief Financial
Officer (principal financial officer)

/s/ Brent J. Beardall	December 23, 2002

Brent J. Beardall, CPA
Vice President Finance and Controller
(principal accounting officer)

CERTIFICATIONS

I, Roy M. Whitehead, certify that:

1.	I have reviewed this annual report on Form 10-K of Washington Federal, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;
4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
(a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
(b) Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and to the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):
(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls;
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and
6.	The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

/s/ Roy M. Whitehead

Vice Chairman, President and
Chief Executive Officer

I, Ronald L. Saper, certify that:

1.	I have reviewed this annual report on Form 10-K of Washington Federal, Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;
4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
(a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
(b) Evaluated the effectiveness of the Registrant ’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and to the audit committee of the Registrant’s board of directors (or persons performing the equivalent function):
(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls;
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and
6.	The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002

/s/ Ronald L. Saper

Executive Vice President
and Chief Financial Officer