Form 10-Q
period 2002-12-31
WASHINGTON FEDERAL INC
filed 2003-02-14
CIK 936528

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the quarterly period ended.......................December 31, 2002

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

  	For the transition period from ______________ to __________________

      For Quarter Ended  December 31, 2002    Commission file  number 0-25454

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

        (1)   Yes [X].  No [ ].

        (2)   Yes [X].  No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         TITLE OF CLASS:                        AT FEBRUARY 1, 2003

   Common stock, $1.00 par value                  63,192,739

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                               PART I
Item 1. Financial Statements

              The Consolidated Financial Statements of Washington Federal,Inc. and
              Subsidiaries filed as a part of the report are as follows:

              Consolidated Statements of Financial Condition
              as of December 31, 2002 and September 30, 2002 ............................   Page 3

              Consolidated Statements of Operations for the three
              months ended December 31, 2002 and 2001 ...................................   Page 4

              Consolidated Statements of Cash Flows for the
              three months ended December 31, 2002 and 2001 .............................   Page 5

              Notes to Consolidated Financial Statements ................................   Page 6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..........................................   Page 8

Item 3. Quantitative and Qualitative Disclosures About Market Risk ......................  Page 12

Item 4. Controls and Procedures .........................................................  Page 12

                                              PART II


Item 1.    Legal Proceedings ............................................................  Page 14

Item 2.    Changes in Securities and Use of Proceeds ....................................  Page 14

Item 3.    Defaults Upon Senior Securities ..............................................  Page 14

Item 4.    Submission of Matters to a Vote of Security Holders ..........................  Page 14

Item 5.    Other Information ............................................................  Page 14

Item 6.    Exhibits and Reports on Form 8-K .............................................  Page 14

             Signatures .................................................................  Page 15
             Certifications..............................................................  Page 16

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                       December 31, 2002     September 30, 2002
                                                                       -----------------     ------------------
                                                                           (In thousands, except per share data)

ASSETS
Cash and cash equivalents .........................................         $ 1,324,402          $    975,153
Available-for-sale securities, including encumbered
   securities of $112,389..........................................             782,246               918,776
Held-to-maturity securities, including encumbered
    securities of $3,580...........................................             141,793               168,925
Securitized assets subject to repurchase, net .....................             572,751               755,961
Loans receivable, net .............................................           4,259,478             4,292,003
Interest receivable ...............................................              34,862                39,503
Premises and equipment, net .......................................              57,418                55,119
Real estate held for sale .........................................              16,351                17,587
FHLB stock ........................................................             134,571               132,320
Costs in excess of net assets acquired ............................              35,703                35,703
Other assets ......................................................                 314                 1,391
                                                                            -----------           -----------
                                                                            $ 7,359,889           $ 7,392,441
                                                                            ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Customer accounts
    Savings and demand accounts ...................................         $ 4,399,472           $ 4,452,250
    Repurchase agreements with customers ..........................              76,814                69,672
                                                                            -----------           -----------
                                                                              4,476,286             4,521,922
FHLB advances .....................................................           1,650,000             1,650,000
Other borrowings...................................................             100,000               100,000
Advance payments by borrowers for taxes and insurance .............               9,557                22,704
Federal and state income taxes ....................................              97,965                84,235
Accrued expenses and other liabilities ............................              54,665                52,862
                                                                            -----------           -----------
                                                                              6,388,473             6,431,723
STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, 100,000,000 shares authorized;
     76,277,659 and 76,212,040 shares issued; 63,192,739
     and 63,540,820 shares outstanding ............................              76,278                76,212
Paid-in capital ...................................................             969,768               968,858
Accumulated other comprehensive income, net of taxes ..............              52,000                56,000
Treasury stock, at cost; 13,084,920 and 12,671,220 shares .........            (207,128)             (198,279)
Retained earnings .................................................              80,498                57,927
                                                                            -----------           -----------
                                                                                971,416               960,718
                                                                            -----------           -----------
                                                                            $ 7,359,889           $ 7,392,441
                                                                            ===========           ===========

CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share ....................................         $     15.37           $     15.12
Stockholders' equity to total assets ..............................               13.20%                13.00%
Weighted average rates at period end:
  Loans and mortgage-backed securities* ...........................                7.10%                 7.26%
  Investment securities** .........................................                2.29                  2.82
  Combined rate on loans, mortgage-backed securities...............
  and investment securities .......................................                6.06                  6.53
  Customer accounts ...............................................                2.65                  2.94
  Borrowings ......................................................                5.03                  5.03
    Combined cost of customer accounts and borrowings .............                3.32                  3.52
  Interest rate spread ............................................                2.74                  3.01

 *   Includes securitized assets subject to repurchase
 **  Includes municipal bonds at tax-equivalent yields and cash equivalents

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Quarter Ended December 31,

                                                               --------------------------
                                                                 2002              2001

                                                               --------          --------
                                                         (In thousands, except per share data)

INTEREST INCOME
Loans and securitized assets subject to repurchase  ........    $ 96,116         $106,952
Mortgage-backed securities .................................      18,215           20,403
Investment securities and cash equivalents .................       8,295            4,557
                                                                --------         --------
                                                                 122,626          131,912

INTEREST EXPENSE
Customer accounts ..........................................      31,295           44,488
FHLB advances and other borrowings .........................      22,408           20,869
                                                                --------         --------
                                                                  53,703           65,357
                                                                --------         --------
NET INTEREST INCOME ........................................      68,923           66,555
Provision for loan losses ..................................       1,250            2,000
                                                                --------         --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ........      67,673           64,555

OTHER INCOME
Gains on sale of securities, net ...........................           -              765
OTHER ......................................................       2,193            2,217
                                                                --------         --------
                                                                   2,193            2,982

OTHER EXPENSE
Compensation and fringe benefits ...........................       8,230            8,588
Occupancy ..................................................       1,309            1,187
Other ......................................................       2,672            3,130
                                                                --------         --------
                                                                  12,211           12,905
Gain(loss) on real estate acquired through foreclosure, net.        (327)              20
                                                                --------         --------
INCOME BEFORE INCOME TAXES .................................      57,328           54,652
Income taxes ...............................................      20,210           19,267
                                                                --------         --------
NET INCOME .................................................    $ 37,118         $ 35,385
                                                                ========         ========

PER SHARE DATA
Basic earnings per share ...................................    $    .59         $    .55
Diluted earnings per share .................................         .58              .55
Cash dividends .............................................         .23              .22
Weighted average number of shares outstanding,
  including dilutive stock options .........................  63,710,898       63,940,027
Return on average assets ...................................       2.03%            2.04%

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Three Months Ended
                                                                                 ----------------------------
                                                                              December 2002       December 2001
                                                                              -------------       -------------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .............................................................         $  37,118          $  35,385
Adjustments to reconcile net income to net cash provided by
 operating activities
  Amortization of fees, discounts and premiums, net ....................            (4,375)              (949)
  Depreciation .........................................................               945                838
  Provision for loan losses ............................................             1,250              2,000
  Loss(gain) on investment securities and real estate held for sale ....               327               (556)
  Decrease in accrued interest receivable ..............................             4,641              4,407
  Increase in income taxes payable .....................................            14,730              5,014
  FHLB stock dividends .................................................            (2,251)            (2,195)
  Decrease in other assets .............................................             1,077                199
  Increase in accrued expenses and other liabilities ...................             1,803             18,834
                                                                                 ---------          ---------
Net cash provided by operating activities ..............................            55,265             62,977

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property ...........................................          (250,455)          (204,345)
  Construction loans ...................................................          (110,475)           (68,302)
  Land loans ...........................................................           (31,011)           (24,003)
  Loans refinanced .....................................................           (28,776)           (36,291)
                                                                                 ---------          ---------
                                                                                  (420,717)          (332,941)
Savings account loans originated .......................................              (418)            (2,067)
Loan principal repayments ..............................................           698,490            474,666
Decrease in undisbursed loans in process ...............................            (4,506)           (43,469)
Loans purchased ........................................................           (59,731)            (4,406)
Available-for-sale securities purchased ................................           (10,000)           (27,633)
Principal payments and maturities of available-for-sale securities .....           145,758             88,269
Available-for-sale securities sold .....................................                 -             10,000
Principal payments and maturities of held-to-maturity securities .......            27,421             21,031
Proceeds from sales of real estate held for sale .......................             2,134              5,100
Premises and equipment purchased, net ..................................            (3,244)              (987)
                                                                                 ---------          ---------
Net cash provided by investing activities ..............................           375,187            187,563

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts ...........................           (45,636)            70,943
Net decrease in borrowings .............................................                 -           (117,500)
Proceeds from exercise of common stock options .........................               632                819
Dividends paid .........................................................           (14,203)           (13,794)
Treasury stock purchased, net ..........................................            (8,849)            (6,453)
Decrease in advance payments by borrowers for taxes and insurance ......           (13,147)           (12,322)
                                                                                 ---------          ---------
Net cash used by financing activities ..................................           (81,203)           (78,307)

INCREASE IN CASH AND CASH EQUIVALENTS...................................           349,249            172,233
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................           975,153             30,331
                                                                                 ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................        $1,324,402          $ 202,564
                                                                                 =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NON-CASH INVESTING ACTIVITIES
  Real estate acquired through foreclosure .............................        $    1,225          $   5,794
CASH PAID DURING THE PERIOD FOR
  Interest .............................................................            55,496             70,886
  Income taxes .........................................................             5,500             15,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2002
                                   (Unaudited)


NOTE A - Basis of Presentation

The consolidated interim financial statements included in this report have been prepared by Washington Federal, Inc. ("Company") without audit. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The September 30, 2002 Consolidated Statement of Financial Condition was derived from audited financial statements.

The information included in this Form 10-Q should be read in conjunction with Washington Federal, Inc.'s 2002 Annual Report on Form 10-K to the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

NOTE B - Dividends

Dividends per share increased to 23 cents for the quarter ended December 31, 2002 compared with 22 cents for the same period one year ago. On January 17, 2003 the Company paid its 80th consecutive quarterly cash dividend.

On January 21, 2003, the Board of Directors of the Company declared an eleven-for-ten stock split in the form of a 10% stock dividend to stockholders of record on February 7, 2003, which was distributed on February 21, 2003. Shares outstanding and per share amounts included herein have not been adjusted, as the press release for the quarter ended December 31, 2002 was previously released to the public.

NOTE C - Comprehensive Income

The Company's comprehensive income includes all items which comprise net income plus the unrealized holding gains (losses) on available-for-sale securities and forward commitments to purchase or sell mortgage-backed securities. Total comprehensive income for the quarters ended December 31, 2002 and December 31, 2001 totaled $33,118,000 and $25,806,000, respectively.
The difference between the Company's net income and total comprehensive income equals the change in the net unrealized gain or loss, net of tax, on securities available-for-sale and forward commitments to purchase or sell mortgage-backed securities during the applicable periods.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 2002
                                   (Unaudited)


Note D - Allowance for Losses on Loans and Securitized Assets Subject to Repurchase

The following table summarizes the activity in the allowance for loan losses (including securitized assets subject to repurchase) for the three months ended December 31, 2002 and 2001:

                                  Three Months Ended December,
                                       2002          2001
                                    ----------    ----------
                                        (in thousands)
Balance at beginning of period...... $  23,912     $  19,683
Provision for loan losses...........     1,250         2,000
Charge-offs.........................      (612)       (1,219)
Recoveries..........................         -           288
                                     ---------    ----------
Balance at end of period............ $  24,550     $  20,752
                                     =========    ==========

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Washington Federal, Inc. ("Company") is a savings and loan holding company. The Company's primary operating subsidiary is Washington Federal Savings ("Association").

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At December 31, 2002, the Company had a negative one-year maturity gap of approximately 21% of total assets, compared to a 36% negative one-year maturity gap as of December 31, 2001. The decrease in interest rate risk is the result of the Company building its short-term assets and lengthening the maturity of its borrowings.

The interest rate spread decreased to 2.74% at December 31, 2002 from 3.01% at September 30, 2002. The decrease was primarily due to the continued build up of cash and cash equivalents (totaling $1.3 billion) invested at overnight rates (1.25%). During this phase of the interest rate cycle (record low rates for 30 year fixed-rate loans) the Company chose to position its balance sheet for increasing rates in the future by building cash and reducing the amount of loans and mortgage-backed investments. As of December 31, 2002, the Company had accumulated $1.3 billion in cash and cash equivalents, an increase of $349 million from September 30, 2002. This liquidity, which represents 18% of total assets, provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth at December 31, 2002 was $971,416,000, or 13.20% of total assets. This was an increase of $10,698,000 from September 30, 2002 when net worth was $960,718,000, or 13.00% of total assets. The increase in the Company's net worth included $37,118,000 from net income. Net worth was reduced by $14,203,000 of cash dividends paid and a $4,000,000 decrease in accumulated other comprehensive income. During the three months ended December 31, 2002, 413,700 shares were repurchased under the Company's ongoing common stock repurchase program at an average price of $21.39, which left a total of 2.61 million shares currently authorized by the Board of Directors as available for repurchase.

The Company's percentage of net worth to total assets is among the highest in the nation and is over three times the minimum required under Office of Thrift Supervision ("OTS") regulations. Management believes this strong net worth position will help protect earnings against interest rate risk and enable it to compete more effectively for controlled growth through acquisitions, de novo expansion and increased customer deposits.

The Company's cash and investment securities amounted to $1,449,935,000, a $357,364,000 increase from September 30, 2002. This increase was the result of higher than normal repayment levels on loans and mortgage-backed securities during the first three months of fiscal 2003, stemming from record low mortgage rates.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management has elected to keep these funds invested short term to take advantage of expected rising interest rates in the future (see Interest Rate Risk above).

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities decreased $136,530,000 or 14.9% during the three months ended December 31, 2002, due to unusually high prepayments, resulting from extremely low interest rates on mortgage loans and the underlying collateral for mortgage-backed securities. The Company purchased $10,000,000 of investment securities during the quarter ended December 31, 2002, all of which were categorized as available-for-sale. There were no purchases of held-to-maturity securities during the quarter ended December 31, 2002. As of December 31, 2002, the Company had unrealized gains on available-for-sale securities of $52,000,000, net of tax, which were recorded as part of stockholders' equity.

Loans receivable and securitized assets subject to repurchase: During the three months ended December 31, 2002, the combined total of loans receivable and securitized assets subject to repurchase decreased 4.3% to $4,832,229,000 compared to $5,047,964,000 at September 30, 2002. The decrease resulted from Management's unwillingness to aggressively compete during this period of increased refinancing activity caused by near record low home mortgage rates.

Non-performing assets: Non-performing assets decreased 0.7% during the three months ended December 31, 2002 to $33,648,000 from $33,876,000 at September 30, 2002.

Costs in excess of net assets acquired: Costs in excess of fair value of net assets acquired in business combinations are reviewed at least annually to determine that no impairment of the assets has occurred; there was no impairment at December 31, 2002. The Company will continue to evaluate these assets and, if appropriate, provide for any diminution in value.

Customer accounts: Customer accounts decreased $45,636,000, or 1.00%, to $4,476,286,000 at December 31, 2002 compared with $4,521,922,000 at
September 30, 2002.

FHLB advances and other borrowings: Total borrowings remained unchanged at $1,750,000,000 during the three months ending December 31, 2002. See Interest Rate Risk above.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Income: The quarter ended December 31, 2002 produced net income of $37,118,000 compared to $35,385,000 for the same quarter one year ago, a 4.9% increase. Net income increased primarily as a result of an increase in net interest income.

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

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Rate / Volume Analysis:


                                          Three Months Ended
                                           December 31, 2002
                                    Volume     Rate         Total
                                   -------   -------       -------
Interest Income:
  Loan Portfolio                   $(8,695)  $(2,141)     $(10,836)
  Mortgaged-backed securities       (5,476)    3,288        (2,188)
  Investments (1)                    7,890    (4,152)        3,738
                                   -------   -------       -------


  All interest-earning assets       (6,281)   (3,005)       (9,286)

Interest Expense:
  Customer Accounts                  1,516   (14,709)      (13,193)
  FHLB advances and other
  borrowings                         2,259      (720)        1,539
                                   -------   -------       -------


All interest-bearing liabilities     3,775   (15,429)      (11,654)


Change in net interest income     $(10,056)  $12,424       $ 2,368
                                  ========   =======       =======

(1) Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the quarter benefitted from additional accretion of discounts on mortgage-backed securities and deferred loan fees of approximately $6,000,000, caused from the record prepayment activity experienced during the quarter. If prepayments return to historical levels, this additional accretion from discounts on mortgage-backed securities and deferred loan fees would subside.

The Company provided $1,250,000 for loan losses during the quarter, compared to $2,000,000 for the same quarter last year. This decrease was due to the continued decline in the amount of the loan portfolio, combined with strong asset quality indicators. Non-performing assets amounted to $33,648,000 or .46% of total assets at December 31, 2002 compared to $37,054,000 or ..53% of total assets one year ago. Delinquencies on permanent loans have decreased from $32.9 million at December 31, 2001, to $29.1 million at December 31, 2002. These factors, with others, resulted in a decrease in charge-offs for the quarter ended December 31, 2002 by $319,000 over the comparable period in fiscal 2002. Weak economic conditions, including high unemployment, continue in the Company's primary markets.

Total other income decreased $789,000 (26.5%) to $2,193,000 for the three months ended December 31, 2002 from $2,982,000 for the three months ended December 31, 2001. There were no sales of securities during the first quarter; as a result, the decrease in other income was attributable primarily to the reduction in gains realized from the sales of securities.

Total other expense decreased $694,000 (5.4%) for the quarter ended December 31, 2002, compared to the December 31, 2001 quarter. Total other expense for the quarter ended December 31, 2002 equaled .67% of average assets, compared to .75% for the quarter ended December 31, 2001, respectively. The number of staff, including part-time employees on a full-time equivalent basis, was 725 at December 31, 2002 and 723 at December 31, 2001.

Income taxes increased $943,000 (4.9%) for the quarter ended December 31, 2002, which corresponds to the increase in pre-tax income. The effective tax rates were 35.25% for both the quarter ended December 31, 2002 and the same period one year ago.

Item 3.		Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes in quantitative and qualitative information about market risk since September 30, 2002.

Item 4.		Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participartion of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Vice President Finance and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities
Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Vice President Finance and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission ("SEC") filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect these controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Vice President Finance and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


Part II - Other Information


Item 1.	Legal Proceedings

From time to time the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company's financial position or results of operations.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)     Exhibits

        None

(b)     Reports on Form 8-K

        1. Report filed December 26, 2002. Item included: Item 9. Regulation FD Disclosure. The report included written statements by Roy M. Whitehead, Vice Chairman, President and Chief
            Executive Officer and Ronald L. Saper, Executive Vice President and Chief Financial Officer of Washington Federal, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        2. Report filed December 26, 2002. Item included: Item 5. Other Events. The report included a press release announcing the retirement of Ronald L. Saper, Executive Vice President and Chief Financial Officer, effective February 15, 2003. Responsibility for his duties will pass to the Company's Vice President Finance and Controller, Brent J. Beardall.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        /s/ Roy M. Whitehead
February 14, 2003                       ----------------------------------------
                                        ROY M. WHITEHEAD
                                        Vice Chairman, President and Chief
                                        Executive Officer





                                        /s/ Brent J. Beardall
February 14, 2003                       ----------------------------------------
                                        BRENT J. BEARDALL
                                        Vice President Finance & Controller
					(principal financial and accounting
                                        officer)

                               CERTIFICATIONS

I, Roy M. Whitehead, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Washington Federal, Inc.;
     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
           (a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
           (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
           (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and to the audit committee of the Registrant's board of directors (or persons performing the equivalent function):
           (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls;
           (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the
                Registrant's internal controls; and
     6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                        /s/ Roy M. Whitehead
Date: February 14, 2003                 -----------------------------------
                                        ROY M. WHITEHEAD
                                        Vice Chairman, President and Chief
                                        Executive Officer

I, Brent J. Beardall, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Washington Federal, Inc.;
     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
           (a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
           (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
           (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and to the audit committee of the Registrant's board of directors (or persons performing the equivalent function):
           (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls;
           (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the
                Registrant's internal controls; and
     6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                        /s/ Brent J. Beardall
Date: February 14, 2003                 -----------------------------------
                                        BRENT J. BEARDALL
                                        Vice President Finance and
                                        Controller (principal financial
                                        and accounting officer)