Form 10-Q
period 2003-03-31
WASHINGTON FEDERAL INC
filed 2003-05-13
CIK 936528

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the quarterly period ended                March 31, 2003

                                     or

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No ___

        Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act).    Yes  X   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         TITLE OF CLASS:                        AT MAY 1, 2003

   Common stock, $1.00 par value                69,581,868

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                               PART I
Item 1. Financial Statements

              The Consolidated Financial Statements of Washington Federal,Inc. and
              Subsidiaries filed as a part of the report are as follows:

              Consolidated Statements of Financial Condition
              as of March 31, 2003 and September 30, 2002 ...............................   Page 3

              Consolidated Statements of Operations for the quarter
              and six months ended March 31, 2003 and 2002 ..............................   Page 4

              Consolidated Statements of Cash Flows for the
              six months ended March 31, 2003 and 2002 ..................................   Page 5

              Notes to Consolidated Financial Statements ................................   Page 6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..........................................   Page 9

Item 3. Quantitative and Qualitative Disclosures About Market Risk ......................  Page 13

Item 4. Controls and Procedures .........................................................  Page 14



                                              PART II


Item 1.    Legal Proceedings ............................................................  Page 15

Item 2.    Changes in Securities and Use of Proceeds.....................................  Page 15

Item 3.    Defaults Upon Senior Securities ..............................................  Page 15

Item 4.    Submission of Matters to a Vote of Secuirty Holders ..........................  Page 15

Item 5.    Other Information ............................................................  Page 15

Item 6.    Exhibits and Reports on Form 8-K .............................................  Page 15

             Signatures .................................................................  Page 16
             Certifications .............................................................  Page 17


                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                          March 31, 2003     September 30, 2002
                                                                          --------------     ------------------
                                                                           (In thousands, except per share data)

ASSETS
Cash and cash equivalents .........................................         $  1,315,305          $   975,153
Available-for-sale securities, including encumbered
   securities of $584,543..........................................              854,763              918,776
Held-to-maturity securities, including encumbered
    securities of $152,678.........................................             166,707               168,925
Securitized assets subject to repurchase, net......................             427,620               755,961
Loans receivable, net .............................................           4,266,413             4,292,003
Interest receivable ...............................................              33,126                39,503
Premises and equipment, net .......................................              58,668                55,119
Real estate held for sale .........................................              15,797                17,587
FHLB stock ........................................................             136,811               132,320
Costs in excess of net assets acquired ............................              35,703                35,703
Other assets ......................................................                 755                 1,391
                                                                            -----------           -----------
                                                                            $ 7,311,668           $ 7,392,441
                                                                            ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Customer accounts
    Savings and demand accounts ...................................         $ 4,355,149           $ 4,452,250
    Repurchase agreements with customers ..........................              77,199                69,672
                                                                            -----------           -----------
                                                                              4,432,348             4,521,922
FHLB advances .....................................................           1,650,000             1,650,000
Other borrowings...................................................             100,000               100,000
Advance payments by borrowers for taxes and insurance .............              18,555                22,704
Federal and state income taxes ....................................              71,304                84,235
Accrued expenses and other liabilities ............................              51,492                52,862
                                                                            -----------           -----------
                                                                              6,323,699             6,431,723
STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, 100,000,000 shares authorized;
     83,992,765 and 83,833,244 shares issued; and 69,580,218
     and 69,894,902 shares outstanding ............................              83,993                76,212
Paid-in capital ...................................................           1,050,682               968,858
Accumulated other comprehensive income, net of taxes ..............              45,000                56,000
Treasury stock, at cost; 14,412,547 and 13,938,342 shares .........            (207,799)             (198,279)
Retained earnings .................................................              16,093                57,927
                                                                            -----------           -----------
                                                                                987,969               960,718
                                                                            -----------           -----------
                                                                            $ 7,311,668           $ 7,392,441
                                                                            ===========           ===========

CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share ....................................         $     14.20           $     13.75
Stockholders' equity to total assets ..............................               13.51%                13.00%
Weighted average rates at period end:
  Loans and mortgage-backed securities* ...........................                6.94%                 7.26%
  Investment securities** .........................................                2.28                  2.82
  Combined rate on loans, mortgage-backed securities
  and investment securities .......................................                5.84                  6.53
  Customer accounts ...............................................                2.42                  2.94
  Borrowings ......................................................                5.03                  5.03
  Combined cost of customer accounts and borrowings ...............                3.16                  3.52
  Interest rate spread ............................................                2.68                  3.01

 *  Includes securitized assets subject to repurchase
 ** Includes municipal bonds at tax-equivalent yields and cash equivalents

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Quarter Ended March 31,        Six Months Ended March 31,

                                                                -------------------------       --------------------------
                                                                 2003              2002           2003              2002

                                                                --------         --------       ---------        ---------
                                                                       (Dollars in thousands, except per share data)

INTEREST INCOME
Loans and securitized assets subject to repurchase  .......     $ 90,207         $102,180       $186,323         $209,132
Mortgage-backed securities .................................      16,190           18,862         34,405           39,266
Investment securities and cash equivalents..................       8,487            6,030         16,782           10,586
                                                                --------         --------       --------         --------
                                                                 114,884          127,072        237,510          258,984

INTEREST EXPENSE
Customer accounts ..........................................      27,615           38,035         58,909           82,522
FHLB advances and other borrowings .........................      21,950           20,239         44,359           41,109
                                                                --------         --------       --------         --------
                                                                  49,565           58,274        103,268          123,631
                                                                --------         --------       --------         --------
NET INTEREST INCOME ........................................      65,319           68.798        134,242          135,353
Provision for loan losses ..................................         150            2,000          1,400            4,000
                                                                --------         --------       --------         --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ........      65,169           66,798        132,842          131,353

OTHER INCOME
Gains on sale of securities, net ...........................           -                -              -              765
Gains on sale of real estate ...............................       3,382                -          3,382                -
OTHER ......................................................       2,222            1,549          4,415            3,765
                                                                --------         --------       --------         --------
                                                                   5,604            1,549          7,797            4,530

OTHER EXPENSE
Compensation and fringe benefits ...........................       7,742            8,665         15,972           17,253
Occupancy ..................................................       1,294            1,106          2,604            2,293
Other ......................................................       3,390            3,353          6,060            6,482
                                                                --------         --------       --------         --------
                                                                  12,426           13,124         24,636           26,028
Gain (loss) on real estate acquired through
     foreclosure, net ......................................        (113)               5          (441)               25
                                                                --------         --------       --------         --------
INCOME BEFORE INCOME TAXES .................................      58,234           55,228        115,562          109,880
Income taxes ...............................................      20,530           19,469         40,740           38,736
                                                                --------         --------       --------         --------
NET INCOME .................................................    $ 37,704         $ 35,759       $ 74,822         $ 71,144
                                                                ========         ========       ========         ========

PER SHARE DATA
Basic earnings .............................................    $    .54         $    .51       $   1.08         $   1.02
Diluted earnings ...........................................         .54              .51           1.07             1.01
Cash dividends .............................................         .21              .20            .42              .40
Weighted average number of shares outstanding,
  including dilutive stock options .........................  70,091,224       70,564,418     70,087,717       70,449,933
Return on average assets ...................................        2.08%            2.05%          2.06%            2.05%

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Six Months Ended March 31,
                                                                                 ----------------------------
                                                                                    2003               2002
                                                                                 ---------          ---------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .............................................................         $  74,822          $  71,144
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Amortization of fees, discounts and premiums, net ....................            (7,635)            (3,347)
  Depreciation .........................................................             1,890              1,882
  Provision for loan losses ............................................             1,400              4,000
  Loss (gain) on investment securities and real estate held for sale ...               441               (790)
  Decrease in accrued interest receivable ..............................             6,377              5,479
  Decrease in income taxes payable .....................................            (7,931)           (12,683)
  FHLB stock dividends .................................................            (4,491)            (4,067)
  Decrease in other assets .............................................               636                 35
  Decrease in accrued expenses and other liabilities ...................            (1,370)            (4,302)
                                                                                 ---------          ---------
Net cash provided by operating activities ..............................            64,139             57,351

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property ...........................................          (466,625)          (395,280)
  Construction loans ...................................................          (236,558)          (151,956)
  Land loans ...........................................................           (76,765)           (39,777)
  Loans refinanced .....................................................           (59,383)           (53,859)
                                                                                 ---------          ---------
                                                                                  (839,331)          (640,872)
Savings account loans originated .......................................              (889)            (3,879)
Loan principal repayments ..............................................         1,298,144            967,240
Increase (decrease) in undisbursed loans in process ....................            18,470            (41,447)
Loans purchased ........................................................          (130,188)           (55,919)
Available-for-sale securities purchased.................................          (229,995)           (55,498)
Principal payments and maturities of available-for-sale securities .....           286,347            245,986
Available-for-sale securities sold......................................                 -             10,000
Held-to-maturity securities purchased ..................................           (50,000)                 -
Principal payments and maturities of held-to-maturity securities .......            52,440             45,738
Proceeds from sales of real estate held for sale .......................             6,748              8,971
Premises and equipment purchased, net ..................................            (5,439)            (3,468)
                                                                                 ---------          ---------
Net cash provided by investing activities ..............................           406,307            476,852

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts ...........................           (89,574)           140,777
Net decrease in borrowings .............................................                 -           (117,500)
Proceeds from exercise of common stock options .........................             1,767              1,829
Proceeds from employee stock ownership plan ............................               772                294
Dividends paid .........................................................           (29,076)           (27,971)
Treasury stock purchased, net ..........................................           (10,034)            (6,453)
Decrease in advance payments by borrowers for taxes and insurance ......            (4,149)            (3,023)
                                                                                 ---------          ---------
Net cash used by financing activities ..................................          (130,294)           (12,047)

INCREASE IN CASH AND CASH EQUIVALENTS...................................           340,152            522,156
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................           975,153             30,331
                                                                                 ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................        $1,315,305          $ 552,487
                                                                                 =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NON-CASH INVESTING ACTIVITIES
  Real estate acquired through foreclosure .............................        $    5,399          $  12,210
CASH PAID DURING THE PERIOD FOR
  Interest .............................................................           104,586            128,901
  Income taxes .........................................................            49,235             51,825

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTER AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


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

NOTE B - Dividends

Dividends per share increased to 21 cents for the quarter ended March 31, 2003 compared with 20 cents for the same period one year ago. On April 18, 2003 the Company paid its 81st consecutive quarterly cash dividend.

On January 21, 2003, the Board of Directors of the Company declared an eleven-for-ten stock split in the form of a 10% stock dividend to stockholders of record on February 7, 2003, which was distributed on February 21, 2003.
All previously reported per share amounts have been adjusted accordingly.

NOTE C - Comprehensive Income

The Company's comprehensive income includes all items which comprise net income plus the unrealized holding gains (losses) on available-for-sale securities and forward commitments to purchase or sell mortgage-backed securities. Total comprehensive income for the quarters ended March 31, 2003 and March 31, 2002 totaled $30,704,000 and $31,759,000, respectively.
Total comprehensive income for the six months ended March 31, 2003 and March 31, 2002 totaled $63,822,000 and $57,565,000, respectively. The difference between the Company's net income and total comprehensive income equals the change in the net unrealized gain or loss, net of tax, on securities available-for-sale and forward commitments to purchase or sell mortgage-backed securities during the applicable periods.

Note D - Allowance for Losses on Loans and Securitized Assets Subject to Repurchase

The following table summarizes the activity in the allowance for loan losses (including securitized assets subject to repurchase) for the three and six months ended March 31, 2003 and 2002:

                                     Quarter Ended March 31,        Six Months Ended March 31,
                                       2003          2002               2003          2002
                                    ----------    ----------         ----------    ----------
                                        (in thousands)                   (in thousands)
Balance at beginning of period...... $  24,550     $  20,752          $  23,912     $  19,683
Provision for loan losses...........       150         2,000              1,400         4,000
Charge-offs.........................       (85)         (357)              (697)       (1,576)
Recoveries..........................         -            79                  -           367
                                     ---------    ----------          ---------    ----------
Balance at end of period............ $  24,615     $  22,474          $  24,615     $  22,474
                                     =========    ==========          =========    ==========

Note E - New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transistion for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock options using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The following table summarizes the pro forma amounts of net income and earnings per share that would have been reported had the Company elected to follow the fair value recognition provisions of SFAS No. 123:

                                     Quarter Ended March 31,        Six Months Ended March 31,
                                       2003          2002               2003          2002
                                    ----------    ----------         ----------    ----------
                                              (in thousands, except per share data)
Net income, as reported ............ $  37,704     $  35,759          $  74,822     $  71,144


Add: Total stock option employee
 compensation expense included in
 reported net income, net of related
 tax effects .......................         -             -                  -             -

Deduct: Total stock option employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax
  effects ..........................      (278)         (287)              (556)         (575)
                                     ---------    ----------          ---------    ----------

Pro forma net income ............... $  37,426     $  35,472          $  74,266     $  70,569
                                     =========    ==========          =========    ==========
Earnings per share .................

     Basic - as reported ..........  $    0.54     $    0.51          $    1.08     $    1.02
     Basic - pro forma ............       0.54          0.51               1.07          1.01

     Diluted - as reported ........       0.54          0.51               1.07          1.01
     Diluted - pro forma ..........       0.53          0.50               1.06          1.00


                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Washington Federal, Inc. ("Company") is a savings and loan holding company. The Company's primary operating subsidiary is Washington Federal Savings.

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At March 31, 2003, the Company had a negative one-year maturity gap of approximately 16% of total assets, compared to a 26% negative one-year maturity gap as of March 31, 2002. The decrease in interest rate risk is the result of the Company building its short-term assets.

The interest rate spread decreased to 2.68% at March 31, 2003 from 3.01% at September 30, 2002. The decrease was primarily due to the continued build up of cash and cash equivalents (totaling $1.3 billion) invested at overnight rates (1.25%). During this phase of the interest rate cycle (historically low rates for 30 year fixed-rate loans) the Company chose to position its balance sheet for increasing rates in the future by building cash and reducing the amount of loans and mortgage-backed investments. As of March 31, 2003, the Company had accumulated $1,315,305,000 in cash and cash equivalents, an increase of $340,152,000 from September 30,2002. This liquidity, which represents 18% of total assets, provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth at March 31, 2003 was $987,969,000, or 13.51% of total assets. This was an increase of $27,251,000 from September 30, 2002 when net worth was $960,718,000, or 13.00% of total assets. The increase in the Company's net worth included $74,822,000 from net income. Net worth was reduced by $29,076,000 of cash dividends paid and an $11,000,000 decrease in accumulated other comprehensive income. During the six months ended March 31, 2003, 510,070 shares were repurchased under the Company's ongoing common stock repurchase program at an average price of $19.67, which left a total of 2.81 million shares currently authorized by the Board of Directors as available for repurchase.

The Company's percentage of net worth to total assets is among the highest in the nation and is over three times the minimum required under Office of Thrift Supervision regulations. Management believes this strong net worth position will help protect earnings against interest rate risk and enable it to compete more effectively for controlled growth through acquisitions, de novo expansion and increased customer deposits.

The Company's cash and investment securities amounted to $1,578,822,000, a $486,252,000 increase from September 30, 2002. This increase is the result of higher than normal repayment levels on loans and mortgage-backed securities during the first six months of fiscal 2003, stemming from record low mortgage rates.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management has elected to keep these funds invested short term to take advantage of expected rising interest rates in the future (see Interest Rate Risk above).

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities decreased $64,013,000 or 7.0% during the six months ended
March 31, 2003, due to unusually high prepayments, resulting from reduced interest rates on mortgage loans and the underlying collateral for mortgage-backed securities. The Company purchased $229,995,000 and $50,000,000 of available-for-sale and held-to-maturity investment securities, respectively, during the six months ended March 31, 2003.
As of March 31, 2003, the Company had unrealized gains on available-for-sale securities of $45,000,000, net of tax, which were recorded as part of stockholders' equity.

Loans receivable and securitized assets subject to repurchase: During the six months ended March 31, 2003, the combined total of loans receivable and securitized assets subject to repurchase decreased 7.0% to $4,694,033,000 compared to $5,047,964,000 at September 30,2002. The decrease resulted from Management's unwillingness to aggressively compete during this period of increased refinancing activity caused by historically low home mortgage rates.

Non-performing assets: Non-performing assets decreased 17.1% during the six months ended March 31, 2003 to $28,080,000 from $33,876,000 at September 30, 2002.

Costs in excess of net assets acquired: Costs in excess of fair value of net assets acquired in business combinations are reviewed at least annually to determine that no impairment of the assets has occured; there was no impairment at March 31, 2003. The Company will continue to evaluate these assets and, if appropriate, provide for any diminution in value.

Customer accounts: Customer accounts decreased $89,574,000, or 2.0%, to $4,432,348,000 at March 31, 2003 compared with $4,521,922,000 at September
30, 2002, as a result of the low interest rate environment for deposits.

FHLB advances and other borrowings: Total borrowings remained unchanged at $1,750,000,000 during the six months ending March 31, 2003.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Income: The quarter ended March 31, 2003 produced net income of $37,704,000 compared $35,759,000 for the same quarter one year ago, a 5.4% increase. Net income for the six months ended March 31, 2003 was $74,822,000 compared to $71,144,000 for the six months ended March 31, 2002, a 5.2% increase. Net income for the three and six months ended March 31, 2003 increased primarily as a result of reduced operating expenses and increased other income.

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

The following table sets forth certain information explaining changes in interest income and interest expense for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old volume). The change in interest income and interest expense attributable to change in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Rate / Volume Analysis:


                                            Quarter Ended                     Six Months Ended
                                            March 31,2003                      March 31, 2003
                                    Volume     Rate         Total       Volume     Rate       Total
                                   -------   -------       -------     -------   -------     --------
Interest Income:
  Loan Portfolio                   $(9,029)  $(2,944)    $ (11,973)   $(17,608)   $(5,201)  $ (22,809)
  Mortgaged-backed securities       (5,169)    2,497        (2,672)    (10,622)     5,761      (4,861)
  Investments securities
      and cash equivalents (1)       5,981    (3,524)        2,457      13,666     (7,470)      6,196
                                    -------   -------       -------     -------    -------    --------


  All interest-earning assets       (8,217)   (3,971)      (12,188)    (14,564)    (6,910)    (21,474)

Interest Expense:
  Customer Accounts                  2,554      (843)        1,711       4,717     (1,467)      3,250
  FHLB advances and other
  borrowings                       (11,508)   (2,776)      (14,284)    (23,160)    (8,767)    (31,927)
                                    -------   -------       -------     -------    -------     -------


All interest-bearing libilities      2,441   (11,150)       (8,709)      6,059    (26,422)    (20,363)


Change in net interest income     $(10,658) $  7,179      $ (3,479)   $(20,623)    $19,512    $(1,111)
                                   =======   ========      ========    =======     =======     =======

(1) Includes dividents on FHLB stock

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the six month period and quarter ended March 31, 2003 benefited from additional accretion of discounts on mortgage-back securities and deferred loan fees of approximately $11,000,000 and $5,000,000, respectively, caused from the record prepayment activity experienced during the periods. If prepayments return to historic levels, this additional accretion will subside.

The Company provided $150,000 for loan losses during the quarter, compared to $2,000,000 for the same quarter last year. For the six months ended March 31, 2003, the total provision was $1,400,000, compared to $4,000,000 for the same period one year ago. This decrease was due to the continued decline in the amount of the loan portfolio, combined with strong asset quality indicators. Non-performing assets amounted to $28,080,000 or .38% of total assets at March 31, 2003 compared to $36,974,000 or .53% of total assets one year ago. Delinquencies on permanent loans have decreased from $28,600,000 at March 31, 2002 to $24,400,000 at March 31, 2003. These factors, with others, resulted in a decrease in net charge-offs for the quarter ended March 31, 2003 by $193,000 over the comparable period in fiscal 2002. Weak economic conditions, including high unemployment, continue in the Company's primary markets.

Other Income: The quarter ended March 31, 2003 produced total other income of $5,604,000 compared to $1,549,000 for the same quarter one year ago, a 261.8% increase. Total other income for the six months ended March 31, 2003 was $7,797,000 compared to $4,530,000 for the six months ended March 31, 2002, a 72.1% increase. Total other income for the quarter and six months ended March 31, 2003 increased primarily as a result of the $3,382,000 gain on sale of real estate. There were no sales of securities during the first six months of the current fiscal year.

Other Expenses: The quarter ended March 31, 2003 produced total other expenses of $12,426,000 compared to $13,124,000 for the same quarter one year ago, a 5.3% decrease. Total other expenses for the six months ended March 31, 2003 was $24,636,000 compared to $26,028,000 for the six months ended March 31, 2002, a 5.3% decrease. Total other expenses for the quarter and six months ended March 31, 2003 equaled .68% of average assets, compared to .75% for the same periods one year ago. The number of staff, including part-time employees on a full-time equivalent basis, was 724 at both March 31, 2003 and March 31, 2002, however, compensation expense decreased $1,281,000 primarily due to the decline in bonus compensation.

Taxes: Income taxes increased $1,061,000 or 5.5% and $2,004,000 or 5.2% for the quarter and six month periods ended March 31, 2003, respectively, when compared to the same periods one year ago, due to a higher taxable income base. The effective tax rate was 35.25% for the six month period ended March 31, 2003 and the same period one year ago.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Management believes that there has been no material changes in the Company's quantitative and qualitative information about market risk since September 30, 2002. For a complete discussion of the Company's quantitative and qualitative market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

Item 4.  Controls and Procedures

Within the 90 days prio to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Vice President Finance and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Vice President Finance and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission ("SEC") filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect these controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Vice President Finance and principal financial officer, as appropriate, to allow timely decisions and regarding required disclosure.

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

The Annual Meeting of Stockholders of Washington Federal Savings, Inc.
was held on January 21, 2003. Three nominees for reelection as Directors, John F. Clearman, H. Dennis Halvorson and Roy M. Whitehead, were reelected for three-year terms. The votes cast for John F. Clearman were 63,245,623 shares. The votes cast for H. Dennis Halvorson were 63,348,463 shares. The votes cast for Roy M. Whitehead were 62,940,923 shares.

The stockholders ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants for fiscal year 2003 with 63,347,403 shares cast for the proposal.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

(a)     Exhibits

        99.1 Section 906 Certification by the Chief Executive Officer and the principal financial and accounting officer.

(b)     Report on Form 8-K

        1. Report filed February 14, 2003. Item included: Item 9. Regulation FD Disclosure. The report included written statements by Roy M. Whitehead, Vice Chairman, President and Chief Executive Officer and Brent J. Beardall, Vice President Finance and principal financial officer of Washington Federal, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        /s/ Roy M. Whitehead
May 12, 2003                            --------------------------------------
                                        ROY M. WHITEHEAD
                                        Vice Chairman, President and Chief
                                        Executive Officer



                                        /s/ Brent J. Beardall
May 12, 2003                            --------------------------------------
                                        BRENT J. BEARDALL
                                        Vice President Finance and
                                        Controller (principal financial and
                                        accounting officer)

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


                                CERTIFICATIONS

I, Roy M. Whitehead, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Washington Federal, Inc.;
     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
           (a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
           (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
           (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and to the audit committee of the Registrant's board of directors (or persons performing the equivalent function):
           (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls;
           (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the
                Registrant's internal controls; and
     6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                        /s/ Roy M. Whitehead
Date: May 12, 2003                      -----------------------------------
                                        ROY M. WHITEHEAD
                                        Vice Chairman, President and Chief
                                        Executive Officer

I, Brent J. Beardall, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Washington Federal, Inc.;
     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
           (a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
           (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
           (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and to the audit committee of the Registrant's board of directors (or persons performing the equivalent function):
           (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls;
           (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the
                Registrant's internal controls; and
     6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                        /s/ Brent J. Beardall
Date: May 12, 2003                      -----------------------------------
                                        BRENT J. BEARDALL
                                        Vice President Finance and
                                        Controller (principal financial
                                        and accounting officer)