Form 10-Q/A
period 2003-03-31
WASHINGTON FEDERAL INC
filed 2003-05-16
CIK 936528

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

                                  AMENDMENT NO. 1


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

EXPLANATORY NOTE

This amendment to Form 10-Q on Form 10-Q/A has been prepared to correct typographical errors in the Rate / Volume table on page 12 of Form 10-Q. This amended item is included in Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations. This amended item had no effect on net income or total assets, total liabilities or total equity as previously reported. No part of the Form 10-Q for March 31, 2003 as previously filed, other than Item 2., was affected by this amendment.

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

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Rate / Volume Analysis:


                                            Quarter Ended                     Six Months Ended
                                            March 31,2003                      March 31, 2003
                                    Volume     Rate         Total       Volume     Rate       Total
                                   -------   -------       -------     -------   -------     --------
Interest Income:
  Loan Portfolio                   $(9,029)  $(2,944)    $ (11,973)   $(17,608)   $(5,201)  $ (22,809)
  Mortgaged-backed securities       (5,169)    2,497        (2,672)    (10,622)     5,761      (4,861)
  Investments securities
      and cash equivalents (1)       5,981    (3,524)        2,457      13,666     (7,470)      6,196
                                    -------   -------       -------     -------    -------    --------


  All interest-earning assets       (8,217)   (3,971)      (12,188)    (14,564)    (6,910)    (21,474)

Interest Expense:
  Customer Accounts                   (113)  (10,307)      (10,420)      1,342    (24,955)    (23,613)
  FHLB advances and other
  borrowings                         2,554      (843)        1,711       4,717     (1,467)      3,250
                                    -------   -------       -------     -------    -------     -------


All interest-bearing libilities      2,441   (11,150)       (8,709)      6,059    (26,422)    (20,363)


Change in net interest income     $(10,658) $  7,179      $ (3,479)   $(20,623)    $19,512    $(1,111)
                                   =======   ========      ========    =======     =======     =======

(1) Includes dividends on FHLB stock

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








                                        /s/ Brent J. Beardall
May 15, 2003                            --------------------------------------
                                        BRENT J. BEARDALL
                                        Vice President Finance and
                                        Controller (principal financial and
                                        accounting officer)

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


                                CERTIFICATIONS

I, Roy M. Whitehead, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Washington Federal, Inc.;
     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
           (a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
           (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
           (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and to the audit committee of the Registrant's board of directors (or persons performing the equivalent function):
           (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls;
           (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the
                Registrant's internal controls; and
     6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                        /s/ Roy M. Whitehead
Date: May 15, 2003                      -----------------------------------
                                        ROY M. WHITEHEAD
                                        Vice Chairman, President and Chief
                                        Executive Officer

I, Brent J. Beardall, certify that:

     1. I have reviewed this quarterly report on Form 10-Q/A of Washington Federal, Inc.;
     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:
           (a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
           (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
           (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and to the audit committee of the Registrant's board of directors (or persons performing the equivalent function):
           (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls;
           (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the
                Registrant's internal controls; and
     6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                        /s/ Brent J. Beardall
Date: May 15, 2003                      -----------------------------------
                                        BRENT J. BEARDALL
                                        Vice President Finance and
                                        Controller (principal financial
                                        and accounting officer)