Form 10-Q
period 2003-06-30
WASHINGTON FEDERAL INC
filed 2003-08-14
CIK 936528

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the quarterly period ended                 June 30, 2003

                                     or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         TITLE OF CLASS:                        AT AUGUST 1, 2003

   Common stock, $1.00 par value                69,710,202

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                               PART I
Item 1. Financial Statements

              The Consolidated Financial Statements of Washington Federal,Inc. and
              Subsidiaries filed as a part of the report are as follows:

              Consolidated Statements of Financial Condition
              as of  June 30, 2003 and September 30, 2002 ...............................   Page 3

              Consolidated Statements of Operations for the quarter
              and nine months ended June 30, 2003 and 2002 ..............................   Page 4

              Consolidated Statements of Cash Flows for the
              nine months ended June 30, 2003 and 2002 ..................................   Page 5

              Notes to Consolidated Financial Statements ................................   Page 6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..........................................   Page 9

Item 3. Quantitative and Qualitative Disclosures About Market Risk ......................  Page 14

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

Item 3.    Defaults Upon Senior Securities ..............................................  Page 15

Item 4.    Submission of Matters to a Vote of Security Holders ..........................  Page 15

Item 5.    Other Information ............................................................  Page 15

Item 6.    Exhibits and Reports on Form 8-K .............................................  Page 15

           Signatures ...................................................................  Page 17



                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                           June 30, 2003     September 30, 2002
                                                                          --------------     ------------------
                                                                           (In thousands, except per share data)

ASSETS
Cash and cash equivalents .........................................         $ 1,387,791           $   975,153
Available-for-sale securities, including encumbered
   securities of $117,477..........................................             754,071               918,776
Held-to-maturity securities, including encumbered
    securities of $2,125  .........................................             184,627               168,925
Securitized assets subject to repurchase, net......................             305,042               755,961
Loans receivable, net .............................................           4,332,818             4,292,003
Interest receivable ...............................................              29,103                39,503
Premises and equipment, net .......................................              59,306                55,119
Real estate held for sale .........................................              15,337                17,587
FHLB stock ........................................................             138,602               132,320
Costs in excess of net assets acquired ............................              35,703                35,703
Other assets ......................................................                 370                 1,391
                                                                            -----------           -----------
                                                                            $ 7,242,770           $ 7,392,441
                                                                            ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Customer accounts
    Savings and demand accounts ...................................         $ 4,285,458           $ 4,452,250
    Repurchase agreements with customers ..........................              69,225                69,672
                                                                            -----------           -----------
                                                                              4,354,683             4,521,922
FHLB advances .....................................................           1,650,000             1,650,000
Other borrowings...................................................             100,000               100,000
Advance payments by borrowers for taxes and insurance .............              12,564                22,704
Federal and state income taxes ....................................              74,050                84,235
Accrued expenses and other liabilities ............................              47,514                52,862
                                                                            -----------           -----------
                                                                              6,238,811             6,431,723
STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, 100,000,000 shares authorized;
     84,060,964 and 83,833,244 shares issued; and 69,648,417
     and 69,894,902 shares outstanding ............................              84,059                76,212
Paid-in capital ...................................................           1,051,489               968,858
Accumulated other comprehensive income, net of taxes ..............              39,000                56,000
Treasury stock, at cost; 14,412,547 and 13,938,342 shares .........            (207,799)             (198,279)
Retained earnings .................................................              37,210                57,927
                                                                            -----------           -----------
                                                                              1,003,959               960,718
                                                                            -----------           -----------
                                                                            $ 7,242,770           $ 7,392,441
                                                                            ===========           ===========

CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share ....................................         $     14.42           $     13.75
Stockholders' equity to total assets ..............................               13.86%                13.00%
Weighted average rates at period end:
  Loans and mortgage-backed securities* ...........................                6.68%                 7.26%
  Investment securities** .........................................                2.00                  2.82
  Combined on loans, mortgage-backed securities
  and investment securities .......................................                5.49                  6.53
  Customer accounts ...............................................                2.19                  2.94
  Borrowings ......................................................                5.03                  5.03
  Combined cost of customer accounts and borrowings ...............                3.00                  3.52
  Interest rate spread ............................................                2.49                  3.01

 *  Includes securitized assets subject to repurchase
 ** Includes municipal bonds at tax-equivalent yields and cash equivalents

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Quarter Ended  June 30,        Nine Months Ended June 30,

                                                                -------------------------       --------------------------
                                                                 2003              2002           2003              2002

                                                                --------         --------       ---------        ---------
                                                                          (In thousands, except per share data)

INTEREST INCOME
Loans and securitized assets subject to repurchase  ........    $ 86,650         $100,274       $272,972         $309,405
Mortgage-backed securities .................................      15,355           18,355         49,760           57,621
Investment securities and cash equivalents..................       8,580            5,506         25,362           16,093
                                                                --------         --------       --------         --------
                                                                 110,585          124,135        348,094          383,119

INTEREST EXPENSE
Customer accounts ..........................................      24,731           35,408         83,640          117,931
FHLB advances and other borrowings .........................      22,186           20,466         66,544           61,575
                                                                --------         --------       --------         --------
                                                                  46,917           55,874        150,184          179,506
                                                                --------         --------       --------         --------
NET INTEREST INCOME ........................................      63,668           68,261        197,910          203,613
Provision for loan losses ..................................         100            1,500          1,500            5,500
                                                                --------         --------       --------         --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ........      63,568           66,761        196,410          198,113

OTHER INCOME
Gains on sale of securities, net ...........................         489                -            489              765
Gains on sale of real estate ...............................           -                -          3,382                -
OTHER ......................................................       2,831            1,719          7,246            5,485
                                                                --------         --------       --------         --------
                                                                   3,320            1,719         11,117            6,250

OTHER EXPENSE
Compensation and fringe benefits ...........................       7,327            8,938         23,299           26,192
Occupancy ..................................................       1,316            1,197          3,920            3,490
Other ......................................................       2,391            3,010          8,452            9,491
                                                                --------         --------       --------         --------
                                                                  11,034           13,145         35,671           39,173
Gain (loss) on real estate acquired through
     foreclosure, net ......................................         162               83          (278)              108
                                                                --------         --------       --------         --------
INCOME BEFORE INCOME TAXES .................................      56,016           55,418        171,578          165,298
Income taxes ...............................................      19,605           19,535         60,345           58,271
                                                                --------         --------       --------         --------
NET INCOME .................................................    $ 36,411         $ 35,883       $111,233         $107,027
                                                                ========         ========       ========         ========

PER SHARE DATA
Basic earnings .............................................    $    .52         $    .51       $   1.60         $   1.53
Diluted earnings ...........................................         .52              .51           1.59             1.52
Cash dividends .............................................         .22              .21            .64              .61
Weighted average number of shares outstanding,
  including dilutive stock options .........................  70,147,652       70,671,762     70,106,643       70,535,870
Return on average assets ...................................        2.02%            2.04%          2.04%            2.04%

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Nine Months Ended June 30,
                                                                                 ----------------------------
                                                                                    2003               2002
                                                                                 ---------          ---------
                                                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .............................................................         $ 111,233          $ 107,027
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Amortization of fees, discounts, and premiums, net ...................           (11,643)            (4,096)
  Depreciation .........................................................             2,605              2,827
  Provision for loan losses ............................................             1,500              5,500
  Gain on investment securities and real estate held for sale, net .....              (211)              (873)
  Decrease in accrued interest receivable ..............................            10,400              7,670
  Decrease in income taxes payable .....................................            (2,185)           (13,053)
  FHLB stock dividends .................................................            (6,282)            (5,988)
  Decrease in other assets .............................................             1,021                172
  Increase (decrease) in accrued expenses and other liabilities ........            (5,348)               859
                                                                                 ---------          ---------
Net cash provided by operating activities ..............................           101,090            100,045

CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated
  Loans on existing property ...........................................          (727,847)          (648,302)
  Construction loans ...................................................          (361,255)          (264,657)
  Land loans ...........................................................          (117,547)           (68,908)
  Loans refinanced .....................................................           (92,642)           (70,567)
                                                                                 ---------          ---------
                                                                                (1,299,291)        (1,052,434)
Savings account loans originated .......................................            (1,284)            (4,725)
Loan principal repayments ..............................................         1,931,022          1,364,813
Increase (decrease) in undisbursed loans in process ....................            31,834            (11,395)
Loans purchased ........................................................          (264,327)           (58,647)
Available-for-sale securities purchased.................................          (269,995)          (180,683)
Principal payments and maturities of available-for-sale securities .....           372,863            311,971
Available-for-sale securities sold......................................            50,000             10,000
Held-to-maturity securities purchased ..................................          (100,000)                 -
Principal payments and maturities of held-to-maturity securities .......            84,909             66,875
Proceeds from sales of real estate held for sale .......................            10,979             16,539
Premises and equipment purchased, net ..................................            (6,792)            (3,899)
                                                                                 ---------          ---------
Net cash provided by investing activities ..............................           539,918            458,415

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts ...........................          (167,239)           172,197
Net decrease in borrowings .............................................                 -           (117,500)
Proceeds from exercise of common stock options .........................             2,640              2,978
Proceeds from employee stock ownership plan ............................               772                294
Dividends paid .........................................................           (44,369)           (42,417)
Treasury stock purchased ...............................................           (10,034)            (6,453)
Decrease in advance payments by borrowers for taxes and insurance ......           (10,140)           (10,401)
                                                                                 ---------          ---------
Net cash used by financing activities ..................................          (228,370)            (1,302)

INCREASE IN CASH AND CASH EQUIVALENTS...................................           412,638            557,158
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................           975,153             30,331
                                                                                 ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................        $1,387,791          $ 587,489
                                                                                 =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NONCASH INVESTING ACTIVITIES
  Real estate acquired through foreclosure .............................        $    9,007          $  16,654
CASH PAID DURING THE PERIOD FOR
  Interest .............................................................           151,189            184,025
  Income taxes .........................................................            63,160             71,767

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTER AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


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

NOTE B - Acquisitions

On May 20, 2003 the Company announced the signing of a definitive merger agreement. The agreement calls for United Savings, a Washington-chartered savings and loan association, to be acquired by the Company's wholly owned subsidiary, Washington Federal Savings and Loan Association.

Under the terms of the merger agreement, shareholders of United Savings will receive aggregate consideration of $65.0 million for the shares of common stock outstanding immediately prior to the effective time of the merger. United Savings shareholders may elect to be paid in either common stock or cash, subject to certain procedures designed to ensure that not more than 50%, nor less than 45%, of the consideration will be in the form of common stock. The merger is expected to close in the third calender quarter of 2003, pending the receipt of all requisite regulatory approvals and the approval of United Savings' shareholders. Upon closing the transaction, current United Savings President & CEO Derek L. Chinn will be appointed to the Boards of Directors of the Company and its subsidiary, Washington Federal Savings.

United Savings, headquartered in Seattle, Washington, had total assets of $321 million, total deposits of $271 million and total stockholders' equity of $43 million as of June 30, 2003.

NOTE C - Dividends

Dividends per share increased to 22 cents for the quarter ended June 30, 2003 compared with 21 cents for the same period one year ago. On July 18, 2003 the Company paid its 82nd consecutive quarterly cash dividend.

On January 21, 2003, the Board of Directors of the Company declared an eleven-for-ten stock split in the form of a 10% stock dividend to stockholders of record on February 7, 2003, which was distributed on February 21, 2003.
All previously reported share and per share amounts have been adjusted accordingly.

NOTE D - Comprehensive Income

The Company's comprehensive income includes all items which comprise net income plus the unrealized holding gains (losses) on available-for-sale securities and forward commitments to purchase or sell mortgage-backed securities. Total comprehensive income for the quarters ended June 30, 2003 and June 30, 2002 totaled $30,411,000 and $48,883,000, respectively.
Total comprehensive income for the nine months ended June 30, 2003 and June 30, 2002 totaled $94,233,000 and $106,448,000, respectively. The difference between the Company's net income and total comprehensive income equals the change in the net unrealized gain or loss, net of tax, on securities available-for-sale and forward commitments to purchase or sell mortgage-backed securities during the applicable periods.


Note E - Allowance for Losses on Loans and Securitized Assets Subject to Repurchase

The following table summarizes the activity in the allowance for loan losses (including securitized assets subject to repurchase) for the three and nine months ended June 30, 2003 and 2002:

                                      Quarter Ended June 30,        Nine Months Ended June 30,
                                       2003          2002               2003          2002
                                    ----------    ----------         ----------    ----------
                                                          (in thousands)
Balance at beginning of period...... $  24,615     $  22,474          $  23,912     $  19,683
Provision for loan losses...........       100         1,500              1,500         5,500
Charge-offs.........................      (219)       (1,249)              (916)       (2,825)
Recoveries..........................        20           155                 20           522
                                     ---------    ----------          ---------    ----------
Balance at end of period............ $  24,516     $  22,880          $  24,516     $  22,880
                                     =========    ==========          =========    ==========

Note F - New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock options using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The following table summarizes the pro forma amounts of net income and earnings per share that would have been reported had the Company elected to follow the fair value recognition provisions of SFAS No. 123:

                                     Quarter Ended June 30,        Nine Months Ended June 30,
                                       2003          2002               2003          2002
                                    ----------    ----------         ----------    ----------
                                              (in thousands, except per share data)
Net income, as reported ............ $  36,411     $  35,883          $ 111,233     $ 107,027

Deduct: Total stock option employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax
  effects ..........................      (277)         (287)              (832)         (862)
                                     ---------    ----------          ---------    ----------

Pro forma net income ............... $  36,134     $  35,596          $ 110,401     $ 106,165
                                     =========    ==========          =========    ==========
Earnings per share

     Basic - as reported ..........  $    0.52     $    0.51          $    1.60     $    1.53
     Basic - pro forma ............       0.52          0.51               1.59          1.52

     Diluted - as reported ........       0.52          0.51               1.59          1.52
     Diluted - pro forma ..........       0.52          0.50               1.57          1.51


                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Washington Federal, Inc. ("Company") is a savings and loan holding company. The Company's primary operating subsidiary is Washington Federal Savings.

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At June 30, 2003, the Company had a negative one-year maturity gap of approximately 15% of total assets, compared to a 33% negative one-year maturity gap as of June 30, 2002. The decrease in interest rate risk is the result of the Company building its short-term assets.

The interest rate spread decreased to 2.49% at June 30, 2003 from 3.01% at September 30, 2002. The decrease was primarily due to the continued build up of cash and cash equivalents (totaling $1.4 billion) invested at overnight rates (1.00%). During this phase of the interest rate cycle (historically low rates for 30 year fixed-rate loans) the Company chose to position its balance sheet for increasing rates in the future by building cash and reducing the amount of loans and mortgage-backed investments. As of June 30, 2003, the Company had accumulated $1,387,791,000 in cash and cash equivalents, an increase of $412,638,000 from September 30,2002. This liquidity, which represents 19% of total assets, provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth at June 30, 2003 was $1,003,959,000, or 13.86% of total assets. This was an increase of $43,241,000 from September 30, 2002 when net worth was $960,718,000, or 13.00% of total assets. The increase in the Company's net worth included $111,233,000 from net income. Net worth was reduced by $44,369,000 of cash dividends paid and a $17,000,000 decrease in accumulated other comprehensive income. During the nine months ended June 30, 2003, 510,070 shares were repurchased under the Company's ongoing common stock repurchase program at an average price of $19.67, which left a total of 2.81 million shares currently authorized by the Board of Directors as available for repurchase.

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

The Company's cash and investment securities amounted to $1,693,291,000, a $600,721,000 increase from September 30, 2002. This increase is the result of higher than normal repayment levels on loans and mortgage-backed securities during the first nine months of fiscal 2003, stemming from record low mortgage rates.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management has elected to keep these funds invested short term to take advantage of expected rising interest rates in the future (see Interest Rate Risk above).

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities decreased $164,705,000 or 17.9% during the nine months ended June 30, 2003, due to unusually high prepayments, resulting from reduced interest rates on mortgage loans and the underlying collateral for mortgage-backed securities. The Company purchased $269,995,000 and $100,000,000 of available-for-sale and held-to-maturity investment securities, respectively, during the nine months ended June 30, 2003.
As of June 30, 2003, the Company had unrealized gains on available-for-sale securities of $39,000,000, net of tax, which were recorded as part of stockholders' equity.

Loans receivable and securitized assets subject to repurchase: During the nine months ended June 30, 2003, the combined total of loans receivable and securitized assets subject to repurchase decreased 8.1% to $4,637,860,000 compared to $5,047,964,000 at September 30,2002. The decrease resulted primarily from Management's unwillingness to aggressively compete during this period of increased refinancing activity caused by historically low home mortgage rates. Permanent single family residential loans as a percentage of total loans decreased to 73.7% at June 30, 2003 compared to 77.6% at Septemeber 30, 2002. The aggregate of construction and land loans as a percentage of total loans increased to 16.8% at June 30, 2003 compared to 14.1% at September 30, 2002.

Non-performing assets: Non-performing assets decreased 1.0% during the nine months ended June 30, 2003 to $33,522,000 from $33,876,000 at September 30, 2002.

Costs in excess of net assets acquired: Costs in excess of fair value of net assets acquired in business combinations are reviewed at least annually to determine that no impairment of the assets has occured; there was no impairment at June 30, 2003. The Company will continue to evaluate these assets and, if appropriate, provide for any diminution in value.

Customer accounts: Customer accounts decreased $167,239,000, or 3.7%, to $4,354,683,000 at June 30, 2003 compared with $4,521,922,000 at September
30, 2002, as a result of the low interest rate environment for deposits.

FHLB advances and other borrowings: Total borrowings remained unchanged at $1,750,000,000 during the nine months ended June 30, 2003.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Income: The quarter ended June 30, 2003 produced net income of $36,411,000 compared to $35,883,000 for the same quarter one year ago, a 1.5% increase. Net income for the nine months ended June 30, 2003 was $111,233,000 compared to $107,027,000 for the nine months ended June 30, 2002, a 3.9% increase. Net income for the three and nine months ended June 30, 2003 increased primarily as a result of reduced operating expenses and increased other income, which offset the decrease in net interest income.

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

The following table sets forth certain information explaining changes in interest income and interest expense for the periods indicated compared to the same period one year ago. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old volume). The change in interest income and interest expense attributable to change in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Rate / Volume Analysis:


                                            Quarter Ended                     Nine Months Ended
                                             June 30,2003                       June 30, 2003
                                    Volume     Rate         Total       Volume     Rate       Total
                                   -------   -------       -------     -------   -------     --------
                                                             (in thousands)
Interest Income:
  Loan Portfolio                   $(8,905)  $(4,719)    $ (13,624)   $(26,745)   $(9,688)  $ (36,433)
  Mortgage-backed securities        (7,322)    4,322        (3,000)    (17,904)    10,043      (7,861)
  Investment securities
      and cash equivalents (1)       5,406    (2,332)        3,074      18,901     (9,632)      9,269
                                    -------   -------       -------     -------    -------    --------


  All interest-earning assets      (10,821)   (2,729)      (13,550)    (25,748)    (9,277)    (35,025)

Interest Expense:
  Customer Accounts                   (670)  (10,007)      (10,677)        532    (34,823)    (34,291)
  FHLB advances and other
  borrowings                          2,530     (810)        1,720       7,280     (2,311)      4,969
                                    -------   -------       -------     -------    -------     -------


All interest-bearing libilities      1,860   (10,817)       (8,957)      7,812    (37,134)    (29,322)


Change in net interest income     $(12,681) $  8,088      $ (4,593)   $(33,560)    $27,857    $(5,703)
                                   =======   ========      ========    =======     =======     =======

(1) Includes dividends on FHLB stock

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income for the nine month period and quarter ended June 30, 2003 benefited from additional accretion of discounts on mortgage-back securities and deferred loan fees of approximately $18,000,000 and $7,000,000, respectively, caused from the record prepayment activity experienced during the periods. If prepayments return to historic levels, this additional accretion will subside.

The Company provided $100,000 for loan losses during the quarter, compared to $1,500,000 for the same quarter last year. For the nine months ended June 30, 2003, the total provision was $1,500,000, compared to $5,500,000 for the same period one year ago. This decrease was due to the continued decline in the amount of the loan portfolio, combined with strong asset quality indicators. Non-performing assets amounted to $33,522,000 or .46% of total assets at June 30, 2003 compared to $37,141,000 or .52% of total assets one year ago. Delinquencies on permanent loans have decreased from $28,000,000 at June 30, 2002 to $23,700,000 at June 30, 2003. These factors, with others, resulted in a decrease in net charge-offs for the quarter ended June 30, 2003 by $895,000 over the comparable period in fiscal 2002. However, weak economic conditions, including high unemployment, continue in the Company's primary markets.

Other Income: The quarter ended June 30, 2003 produced total other income of $3,320,000 compared to $1,719,000 for the same quarter one year ago, a 93.1% increase. Total other income for the nine months ended June 30, 2003 was $11,117,000 compared to $6,250,000 for the nine months ended June 30, 2002, a 77.9% increase. Total other income for the quarter and nine months ended June 30, 2003 increased primarily as a result of fee income related to the refinancing of mortgage loans and the $3,382,000 gain on sale of real estate. There was a $489,000 gain on the sale of an available-for-sale security in the quarter ended June 30, 2003.

Other Expense: The quarter ended June 30, 2003 produced total other expense of $11,034,000 compared to $13,145,000 for the same quarter one year ago, a 16.1% decrease. Total other expense for the nine months ended June 30, 2003 was $35,671,000 compared to $39,173,000 for the nine months ended June 30, 2002, an 8.9% decrease. Total other expense for the quarter and nine months ended June 30, 2003 equaled .61% and .66%, respectively, of average assets, compared to .75% for the same periods one year ago. The number of staff, including part-time employees on a full-time equivalent basis, was 718 at June 30, 2003 and 741 at June 30, 2002.

Taxes: Income taxes increased $70,000 or 0.4% and $2,074,000 or 3.6% for the quarter and nine month periods ended June 30, 2003, respectively, when compared to the same periods one year ago, due to a higher taxable income base. The effective tax rate was 35.00% and 35.25% for the quarters ended June 30, 2003 and June 30, 2002, respectively. The decrease in the effective tax rate in the current quarter was the result of a tax-free exchange of property.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Vice President Finance and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Vice President Finance and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic Securities and Exchange Commission ("SEC") filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect these controls subsequent to the date the Company carried out its evaluation.

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

Not applicable

Item 5.     Other Information

Not applicable

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

      31.1  Section 302 certification by the Chief Executive Officer

      31.2 Section 302 certification by the principal financial and accounting officer

      32 Section 906 Certification by the Chief Executive Officer and the principal financial and accounting officer

(b)     Report on Form 8-K

      1.    Report filed April 17, 2003.  Item included: Item 9.
            Regulation FD Disclosure. The report stated that the Company announced by press release its earnings for the quarter ended March 31, 2003.

      2.    Report filed May 1, 2003.  Item included: Item 9.
            Regulation FD Disclosure. The report stated that the Company announced by press release an investor presentation on May 7, 2003.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


Part II - Other Information

      3. Report filed May 20, 2003. Item included: Item 5. Other Events. The report stated that the Company announced by press release the signing of a merger agreement with United Savings and Loan Bank.

      4. Report filed June 24, 2003. Item inclued: Item 9. Regulation FD Disclosure. The report stated that the Company announced by press release a cash dividend of 22 cents payable on July 18, 2003 to common stockholders of record on July 7, 2003.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        /s/ Roy M. Whitehead
August 13, 2003                         --------------------------------------
                                        ROY M. WHITEHEAD
                                        Vice Chairman, President and Chief
                                        Executive Officer



                                        /s/ Brent J. Beardall
August 13, 2003                         --------------------------------------
                                        BRENT J. BEARDALL
                                        Vice President Finance and
                                        Controller (principal financial and
                                        accounting officer)