Form 10-K
period 2003-09-30
WASHINGTON FEDERAL INC
filed 2003-12-23
CIK 936528

FORM 10-K

Securities and Exchange Commission

Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-25454

Washington Federal, Inc.

(Exact name of registrant as specified in its charter)

Washington	91-1661606

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 Pike Street, Seattle, Washington	98101

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 624-7930

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

NA	NA

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]  No [  ]

As of November 28, 2003, the aggregate market value of the 69,993,599 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 1,220,515 shares held by all directors and executive officers of the Registrant as a group, was $2,008,116,355. This figure is based on the closing sale price of $28.69 per share of the Registrant’s Common Stock on November 28, 2003, as reported in The Wall Street Journal on December 1, 2003.

Number of shares of Common Stock outstanding as of November 28, 2003: 71,214,114

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1)   Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2003, are incorporated into Part II, Items 5-8 of this Form 10-K.

(2)   Portions of the Registrant’s definitive proxy statement for its 2003 Annual Meeting of Stockholders are incorporated into Part III, Items 10-13 of this Form 10-K.

PART I

     In addition to historical information, this Annual Report on Form 10-K includes certain “forward-looking statements,” as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. The Company’s actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding the Company’s intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products services and fees. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 1. Business

General

     Washington Federal, Inc. (“Company”), formed in November 1994, is a Washington corporation headquartered in Seattle, Washington. The Company is a non-diversified unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act (“HOLA”) that conducts its operations through a federally insured savings and loan association subsidiary, Washington Federal Savings and Loan Association (“Washington Federal” or “Association”). As such, the Company is registered as a holding company with the Office of Thrift Supervision (“OTS”) and is subject to OTS regulation, examination, supervision and reporting requirements.

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

     The business of Washington Federal consists primarily of attracting savings deposits from the general public and investing these funds in loans secured by first mortgage liens on single-family dwellings, including loans for the construction of such dwellings, and loans on multi-family dwellings. It also originates other types of loans for its portfolio and invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations. Washington Federal has 118 offices located in Washington, Oregon, Idaho, Arizona, Utah, Nevada and Texas, all of which are full service branches. In 2002 a loan production office was opened in Englewood, Colorado. During fiscal 2003, Washington Federal acquired United Savings and Loan Bank of Seattle (“United”) with its four branches in the Seattle area, opened a new branch in Puyallup, Washington and consolidated one branch in Nampa, Idaho. Through subsidiaries, the Association is engaged in real estate investment and insurance brokerage activities.

     The principal sources of funds for the Association’s activities are retained earnings, loan repayments (including prepayments), net savings inflows, sales of loans, loan participations and other assets and deposits and borrowings. Washington Federal’s principal sources of revenue are interest on loans, interest and dividends on investments and gains on sale of investments and real estate. Its principal expenses are interest paid on deposits, general and administrative expenses, interest on borrowings and income taxes.

     The Company’s growth has been generated both internally and as a result of 12 mergers and three assumptions of deposits. The most recent acquisition was completed in August 2003, when the Company purchased United. The aggregate consideration paid to United shareholders was approximately $65.6 million. Shareholders of United elected to be paid in either common stock of the Company or cash, subject to allocation procedures.

     The Association is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the Federal Deposit Insurance Corporation (“FDIC”), which insures its deposits up to applicable limits. Such regulation and supervision establishes a comprehensive framework of activities in which an association may engage and is intended primarily for the protection of the Savings Association Insurance Fund (“SAIF”) administered by the FDIC and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or the U.S. Congress, could have a significant impact on the Association and its operations. See “Regulation.”

Average Statements of Financial Condition

	Year Ended September 30,

	2001			2002			2003

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

				(Dollars in Thousands)
Assets
Loans (1)	$5,203,407	$426,240	8.19%	$5,212,093	$406,262	7.79%	$4,740,877	$353,286	7.45%
Mortgage-backed securities	1,237,530	89,952	7.27	1,001,550	76,138	7.60	689,908	62,910	9.12
Investment securities (2)	140,104	9,859	7.04	516,932	14,618	2.83	1,492,547	25,833	1.73
FHLB stock	118,938	8,067	6.78	127,452	7,942	6.23	135,643	8,156	6.01

Total interest-earning assets	6,699,979	534,118	7.97	6,858,027	504,960	7.36	7,058,975	450,185	6.38
Other assets	231,215			235,117			275,422

Total assets	$6,931,194			$7,093,144			$7,334,397

Liabilities and Stockholders’ Equity
Checking accounts	137,522	2,426	1.76%	181,310	2,310	1.27%	213,883	1,655	.77%
Passbook and statement accounts	133,133	4,066	3.05	145,395	3,201	2.20	166,137	2,114	1.27
Insured money market accounts	595,860	24,514	4.11	921,984	22,231	2.41	1,045,571	14,947	1.43
Certificate accounts (time deposits)	2,759,835	159,566	5.78	3,146,556	122,289	3.89	2,942,724	85,552	2.91
Repurchase agreements with customers	72,215	4,138	5.73	69,621	2,259	3.24	73,322	1,651	2.25
FHLB advances	1,336,025	72,654	5.44	1,558,468	82,359	5.28	1,650,023	85,566	5.19
Securities sold under agreements to repurchase	785,563	45,142	5.75	4,110	140	3.36	100,000	3,387	3.39
Federal funds purchased	142,413	7,614	5.35	5,726	152	2.65	625	12	1.92

Total interest-bearing liabilities	5,962,566	320,120	5.37	6,033,170	234,941	3.89	6,192,285	194,884	3.15
Other liabilities	157,085			152,206			149,478

Total liabilities	6,119,651			6,185,376			6,341,763
Stockholders’ equity	811,543			907,768			992,634

Total liabilities and stockholders’ equity	$6,931,194			$7,093,144			$7,334,397

Net interest income/Interest rate spread		$213,998	2.60%		$270,019	3.47%		$255,301	3.23%

Net interest margin (3)			3.19%			3.94%			3.62%

(1)	The average balance of loans includes securitized assets subject to repurchase and nonaccruing loans, interest on which is recognized on a cash basis. Includes net accretion of deferred loan fees and costs of $14.5, $17.5 and $24.4 million for fiscal years 2001, 2002 and 2003 respectively.

(2)	Includes cash equivalents.

(3)	Net interest income divided by average interest-earning assets.

Lending Activities

     General. The Association’s net portfolio of loans (including securitized assets subject to repurchase) and mortgage-backed securities totaled $5.465 billion at September 30, 2003, representing approximately 73% of its total assets. The Company concentrates its lending activities on the origination of conventional mortgage loans, which are loans that are neither insured nor guaranteed by agencies of the United States government. The Company’s investment in mortgage-backed securities issued or guaranteed by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and certain privately insured mortgage-backed securities amounted to $648 million (net of discounts and premiums) at September 30, 2003, and is deemed to be part of the Company’s loan portfolio.

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

	1999		2000		2001		2002		2003

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

					(Dollars in Thousands)
Loans by type of loan
Real estate:
Conventional:
Permanent	$3,908,177	64.1%	$4,425,790	66.9%	$4,872,852	70.8%	$4,555,553	71.9%	$4,296,982	73.6%
Land development	170,479	2.8	180,745	2.7	193,424	2.8	179,936	2.8	217,215	3.7
Construction(1)	620,459	10.2	646,823	9.8	602,129	8.7	587,435	9.3	659,196	11.3
Insured or guaranteed:
FHA	14,616	.2	12,200	.2	9,781	.1	7,936	.1	5,520	.1
VA	13,217	.2	12,484	.2	10,575	.2	8,885	.1	6,509	.1
Savings account loans	3,126	—	1,956	—	1,622	—	1,827	—	1,699	—

	4,730,074		5,279,998		5,690,383		5,341,572		5,187,121
Mortgage-backed securities(residential)(2)	1,366,278	22.5	1,339,214	20.2	1,200,112	17.4	991,752	15.8	656,218	11.2

Total(3)	$6,096,352	100.0%	$6,619,212	100.0%	$6,890,495	100.0%	$6,333,324	100.0%	$5,843,339	100.0%

Loans by type of security
Residential:
Single-family	$4,455,275	73.0%	$4,989,743	75.4%	$5,292,521	76.9%	$4,890,920	77.2%	$4,706,293	80.5%
Multi-family	206,347	3.4	234,381	3.6	352,043	5.1	408,381	6.5	439,152	7.5
Income Property	65,326	1.1	53,918	.8	44,196	.6	40,444	.6	39,977	.8
Savings account loans	3,126	—	1,956	—	1,623	—	1,827	—	1,699	—

	4,730,074		5,279,998		5,690,383		5,341,572		5,187,121
Mortgage-backed securities(residential)(2)	1,366,278	22.5	1,339,214	20.2	1,200,112	17.4	991,752	15.7	656,218	11.2

Total(3)	$6,096,352	100.0%	$6,619,212	100.0%	$6,890,495	100.0%	$6,333,324	100.0%	$5,843,339	100.0%

(1) Includes construction loans that have been modified to monthly payment loans, due in full in approximately one year, in the amount of $10.4 million, $10.8 million, $16.0 million, $12.6 million and $8.0 million at September 30, 1999, 2000, 2001, 2002 and 2003, respectively.

(2) For additional information, see Note C to the Consolidated Financial Statements.

(3) After netting undisbursed proceeds on loans in process, deferred fees, discounts on loans, and allowances for probable losses against the applicable loan amounts, the Association’s net loan portfolio amounted to $5.7 billion, $6.3 billion, $6.6 billion, $6.0 billion and $5.5 billion at September 30, 1999, 2000, 2001, 2002 and 2003, respectively.

     The following table summarizes the scheduled contractual gross loan maturities for the Association’s total loan and mortgage-backed securities portfolios due for the periods indicated as of September 30, 2003. Amounts are presented prior to deduction of discounts, premiums, loans in process, deferred loan origination fees and allowance for loan losses. Adjustable rate loans are shown in the period in which loan principal payments are contractually due.

		Maturity Distribution

	Balance Outstanding at	Less than	1 to 5	After 5
	September 30, 2003	1 year	years	years

	(Dollars In Thousands)
One- to four-family real estate loans	$4,706,293	$608,326	$172,562	$3,925,405
Multi-family real estate loans	439,152	3,139	176,033	259,980
Income Property loans	39,977	13,142	4,575	22,260
Savings Account Loans	1,699	1,680	18	1
Mortgage-backed securities	656,218	—	102	656,116

	$5,843,339	$626,287	$353,290	$4,863,762

Loans maturing after one year:
Fixed-interest rates		$4,967,567
Floating or adjustable interest rates		249,485

Total		$5,217,052

     The original contractual loan payment period for residential loans originated by the Association normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans remain outstanding an average of less than 7 years.

     Lending Programs and Policies. The Association specializes in residential real estate lending and has no present plans to expand its operations into consumer or commercial business loans. The Association offers “balloon” payment loans, which are amortized on a 20 or 30 year basis but which have a maturity date for the principal balance of a much shorter period. The Association also provides land acquisition and development loans (“land development loans”) and construction loans for single-family residences. The interest rate on these loans generally adjusts every 90 days in accordance with a designated index. Land development and construction loans amounted to $876.4 million, or 15% of the Association’s gross loan portfolio (including mortgage-backed securities), at September 30, 2003. The Association offers a multi-family (five or more dwelling units) lending program with underwriting guidelines, including a $3.5 million limit on any one loan.

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

     As a result of activity over the past three decades, the Association believes that it is a leading construction lender for single-family residences in its market areas. Because of this history, the Association has developed a staff with in-depth land development and construction experience and working relationships with a group of builders that have been selected based on their operating histories and financial stability.

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

     The Association continues to originate medium and long-term permanent fixed-rate loans, but in most instances under terms, conditions and documentation that permit sale in the secondary market (see below). Moreover, since 1973, it has been the Association’s general policy to include in the documentation evidencing its conventional mortgage loans a due-on-sale clause, which facilitates adjustment of interest rates on such loans when the property securing the loan is sold or transferred. At September 30, 2003, $4.767 billion or 82% of the Association’s loan portfolio was represented by medium and long-term fixed-rate loans secured by single-family residences (including mortgage-backed securities).

     All of the Association’s mortgage lending is subject to written, nondiscriminatory underwriting standards, loan origination procedures and lending policies prescribed by the Association’s Board of Directors. Property valuations are required on all real estate loans. Appraisals are prepared by independent appraisers approved by the Association’s management and all appraisals are reviewed by the Association’s staff. Property evaluations are sometimes utilized on single-family real estate loans of $250,000 or less. These are prepared by the Association’s lending staff. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and written confirmations. Depending on the size of the loan involved, a varying number of senior officers of the Association must approve the application before the loan can be granted.

     Federal guidelines limit the amount of a real estate loan made by a federally-chartered savings institution to a specified percentage of the value of the property securing the loan, as determined by an appraisal at the time the loan is originated, referred to as the loan-to-value ratio. The guidelines provide that at the time of origination, a real estate loan may not exceed 100% of the appraised value of the security property. Maximum loan-to-value ratios for each type of real estate loan made by an institution are established by the institution’s Board of Directors.

     When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, Washington Federal considers the additional risk inherent with these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total balance for loans with loan-to-value ratios exceeding 80% at September 30, 2003, was $447 million and had allocated reserves of $1.5 million.

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

     It is the Association’s policy to obtain title insurance ensuring that the Association has a valid first lien on the mortgaged real estate serving as collateral. Borrowers must also obtain hazard insurance prior to closing and, when required by regulation, flood insurance. Borrowers may be required to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which the Association makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums when due.

     Origination, Purchase and Sale of Loans. The Association has general authority to lend anywhere in the United States. The Association’s primary lending area, however, includes Washington, Oregon, Idaho, Arizona, Utah, Nevada, Texas and Colorado.

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

     At September 30, 2003, the Association was servicing approximately $35.4 million of loans for others. Sales are made on a yield basis with the difference between the yield to the purchaser and the amount paid by the borrower constituting servicing income to the Association. The sale of loans and loan participations is subject to federal regulations.

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

	Year Ended September 30,

	1999	2000	2001	2002	2003

	(Dollars In Thousands)
Loans originated (1):
Construction	$425,190	$451,582	$369,808	$363,420	$487,692
Land	121,853	118,947	130,161	87,212	163,533
Loans on existing property	1,058,403	923,290	1,157,278	892,595	1,078,374
Loans refinanced	164,166	28,471	86,969	87,607	137,513

Total loans originated	1,769,612	1,522,290	1,744,216	1,430,834	1,867,112
Loans and mortgage-backed securities purchased	767,101	155,927	92,724	241,557	812,882
Mortgage-backed securities sold	(22,726)	(12,442)	(50,282)	—	(60,000)
Loan and mortgage-backed securities principal repayments	(1,834,818)	(1,113,917)	(1,582,951)	(2,255,421)	(3,207,547)
Net change in loans in process, discounts, etc.	(67,096)	24,777	62,372	30,969	34,959

Net loan activity increase (decrease)	$612,073	$576,635	$266,079	$(552,061)	$(552,594)

(1)	Includes undisbursed loans in process and does not include savings account loans, which were not material during the periods indicated.

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

     The Association receives loan origination fees for originating loans in addition to various fees and charges related to existing loans, which may include prepayment charges, late charges and assumption fees.

     In making one-to-four family home mortgage loans, the Association does not normally charge a commitment fee. As part of the loan application, the borrower pays the Association for its out-of-pocket costs in reviewing the application, such as the appraisal fee, whether or not the borrower closes the loan. The interest rate charged is normally the prevailing rate at the time the loan application is approved. In the case of construction loans, the Association normally charges an origination fee. Loan origination fees and other terms of multi-family residential loans are individually negotiated.

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

     Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. The Association does not accrue interest on loans 90 days past due or more. See Note A to the Consolidated Financial Statements included in Item 8 hereof.

     Real estate acquired by foreclosure or deed-in-lieu thereof (“REO”) is classified as real estate held for sale until it is sold. When property is acquired, it is recorded at the lower of carrying or fair value at the date of acquisition, and any writedown resulting therefrom is charged to the allowance for loan losses. Interest accrual ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expensed as incurred. Costs incurred for the improvement or development of such property are capitalized. See Note A to the Consolidated Financial Statements included in Item 8 hereof.

     The following table sets forth information regarding restructured and nonaccrual loans, and REO held by the Association at the dates indicated.

	September 30,

	1999	2000	2001	2002	2003

		(Dollars in Thousands)
Restructured loans (1)	$12,983	$13,769	$14,129	$2,472	$2,551
Nonaccrual loans:
Single-family residential	7,949	9,272	14,810	18,835	12,711
Construction and land	5,434	6,858	10,284	4,526	3,227
Commercial real estate	92	454	—	—	—
Consumer	3	—	—	—	—

Total nonaccrual loans (2)	13,478	16,584	25,094	23,361	15,938
Total REO (3)	6,926	9,463	8,664	10,515	11,496

Total nonperforming assets	20,404	26,047	33,758	33,876	27,434

Total nonperforming assets and restructured loans	$33,387	$39,816	$47,887	$36,348	$29,985

Total nonperforming assets and restructured loans as a percent of total assets	.54%	.59%	.68%	.49%	.40%

(1)     Performing in accordance with restructured terms.

(2)     The Association recognized interest income on nonaccrual loans of approximately $427,000 in 2003. Had these loans performed according to their original contract terms, the Association would have recognized interest income of approximately $1,234,000 in 2003.

          In addition to the nonaccrual loans reflected in the above table, at September 30, 2003, the Association had $1.7 million of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Association’s ratio of total nonperforming assets and restructured loans as a percent of total assets would have been .43% at September 30, 2003. For a discussion of the Company’s policy for placing loans on nonaccrual status, see Note A to the Consolidated Financial Statements included in Item 8 hereof.

(3)     Total REO includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans. See Note H to the Consolidated Financial Statements included in Item 8 hereof.

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	September 30,

	1999	2000	2001	2002	2003

		(Dollars in Thousands)
Beginning balance	$23,854	$21,900	$20,831	$19,683	$23,912
Charge-offs:
Real estate:
Permanent	733	94	1,047	1,324	566
Construction	1,326	776	2,251	1,938	683
Land	817	507	547	139	61
Multi-family	255	—	—	—	—

	3,131	1,377	3,845	3,401	1,310
Recoveries:
Real estate:
Permanent	52	107	10	399	3
Construction	36	159	828	176	104
Land	202	42	9	55	—
Multi-family	203	—	—	—	—

	493	308	847	630	107

Net charge-offs	2,638	1,069	2,998	2,771	1,203
Acquired through acquisition	—	—	—	—	1,597
Provision for loan losses	684	—	1,850	7,000	1,500

Ending balance	$21,900	$20,831	$19,683	$23,912	$25,806

Ratio of net charge-offs to average loans outstanding	.06%	.02%	.06%	.05%	.03%

     The following table sets forth the allocation of the Company’s allowance for loan losses at the dates indicated.

	September 30,

	1999	2000	2001	2002	2003

		(Dollars in Thousands)
Real estate:
Permanent single-family	$7,146	$7,076	$6,165	$7,823	$9,940
Construction	3,621	3,597	2,770	2,907	5,795
Land	2,606	2,305	2,134	3,137	2,929
Multi-family	7,976	7,068	7,941	9,327	7,142
Unallocated	551	785	673	718	—

	$21,900	$20,831	$19,683	$23,912	$25,806

     As part of the process for determining the adequacy of the allowance for loan losses, management reviews the loan portfolio for specific weaknesses. A portion of the allowance is then allocated to reflect the estimated loss exposure. Residential real estate loans are not individually analyzed for impairment and loss exposure because of the significant number of loans, their relatively small balances and their historically low level of losses. In determining the adequacy of reserves, management considers changes in the size and composition of the loan portfolio, actual historical loan loss experience and current economic conditions among other factors.

     Real Estate Held for Sale. As one of the Association’s activities, a subsidiary is engaged in the investment and sale of real estate. Also, REO that was acquired in acquisitions of associations has been recorded as real estate held for sale.

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

Investment Activities

     As a federally-chartered savings institution, Washington Federal is obligated to maintain adequate liquidity and does so by investing in securities. These investments may include, among other things, certain certificates of deposit, repurchase agreements, bankers’ acceptances, loans to financial institutions whose deposits are federally-insured, federal funds, United States Government and agency obligations and mortgage-backed securities.

     As of September 30, 2003, the Association had $1.35 billion invested in repurchase agreements, with various brokers, at a weighted-average rate of 1.02%. All repurchase agreements are collateralized by United States agency mortgage-backed securities with a fair market value of at least 102% of the amount invested. All repurchase agreements outstanding on September 30, 2003 mature within 90 days.

     The following table sets forth the composition of the Association’s investment portfolio, excluding mortgage-backed securities and mutual fund investments, at the dates indicated.

	September 30,

	2001		2002		2003

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

			(Dollars In Thousands)
U.S. government and agency obligations	$114,234	$110,379	$93,570	$100,569	$120,911	$127,049
State and political subdivisions	25,490	37,185	16,848	18,565	14,129	15,716

	$139,724	$147,564	$110,418	$119,134	$135,040	$142,765

     The investment portfolio, excluding mortgage-backed securities, at September 30, 2003 was categorized by maturity as follows:

	Amortized	Weighted-
	Cost	Average Yield

	(Dollars in Thousands)
Due in less than one year	$96,461	7.08%
Due after one year through five years	—	—
Due after five years through 10 years	14,498	6.34
Due after 10 years	24,081	9.02

	$135,040	7.35%

     During the year the Company invested in two mutual funds that invest primarily in adjustable rate mortgage backed securities issued by government sponsored entities. As of September 30, 2003, the Company’s investment in these mutual funds was $170 million and had a fair value of $169 million. Mutual funds have no maturity date. The primary risks associated with these mutual fund investments include price risk resulting from changing interest rates and credit risk associated with the underlying collateral. The weighted-average dividend yield on the two mutual funds was 2.37% as of September 30, 2003.

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

     Certificates with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year, the penalty is 180 days of interest. For jumbo certificates, the penalty depends on the original term. If the original term is 90 days or less, the penalty is the greater of 30 days interest or all interest earned. If the original term is 90 days or more, the penalty is the greater of 90 days interest or all interest earned. Early withdrawal penalties during fiscal 2001, 2002 and 2003 amounted to approximately $452,000, $418,000 and $379,000, respectively.

     The Association offers a single checking account product. This account pays interest on monthly average balances over $1,000 and charges a service fee if monthly average balances drop below $1,000.

     The Association’s deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, Utah, Nevada and Texas. The Association does not advertise for deposits outside of these states. At September 30, 2003, approximately 6.3% of the Association’s deposits were held by nonresidents of Washington, Oregon, Idaho, Arizona, Utah, Nevada and Texas.

The following table sets forth certain information relating to the Association’s savings deposits at the dates indicated.

	September 30,

	2001		2002		2003

	Amount	Rate	Amount	Rate	Amount	Rate

			(Dollars in Thousands)
Balance by interest rate:
Checking accounts	$152,143	2.13%	$191,542	1.97%	$190,352	.67%
Passbook and statement accounts	135,522	2.50	157,759	2.06	234,023	.75
Money market accounts	805,759	3.10	972,993	2.17	1,037,641	.92

	1,093,424		1,322,294		1,462,016
Fixed-rate certificates:
Under 1.00%	—		—		13,831
1.00% to 1.99%	—		15,580		1,256,783
2.00% to 2.99%	2,136		1,276,729		557,703
3.00% to 3.99%	192,355		663,799		180,257
4.00% to 4.99%	1,851,133		279,672		188,314
5.00% to 5.99%	764,616		154,793		95,174
6.00% and above	96,856		9,315		13,870
Jumbo fixed rate certificates ($100,000 or more):
Under 1.00%	—		—		3,725
1.00% to 1.99%	—		8,602		214,162
2.00% to 2.99%	1,972		318,956		355,720
3.00% to 3.99%	44,480		271,888		77,389
4.00% to 4.99%	130,792		93,558		70,561
5.00% to 5.99%	34,627		34,919		25,786
6.00% and above	38,722		2,145		4,760

	3,157,689		3,129,956		3,058,035

	$4,251,113		$4,452,250		$4,520,051

The following table sets forth, by various interest rate categories, the amounts of certificates of deposit of the Association at September 30, 2003, which mature during the periods indicated.

	Amounts at September 30, 2003, Maturing in

	1 to 3	4 to 6	7 to 12	13 to 24	25 to 36	37 to 60
	Months	Months	Months	Months	Months	Months	Total

	(Dollars in Thousands)
Fixed-rate certificates:
Under 1.00%	$16,133	$1,423	$—	$—	$—	$—	$17,556
1.00 to 1.99%	303,940	308,905	768,252	88,846	1,002	—	1,470,945
2.00 to 2.99%	164,434	306,940	302,973	79,937	54,900	4,239	913,423
3.00 to 3.99%	53,185	16,074	31,344	33,013	38,001	86,029	257,646
4.00 to 4.99%	1,280	2,374	13,668	8,808	26,430	206,315	258,875
5.00 to 5.99%	6,672	3,301	9,834	13,215	61,000	26,938	120,960
6.00 and above	1,622	869	422	13,169	2,046	502	18,630

Total	$547,266	$639,886	$1,126,493	$236,988	$183,379	$324,023	$3,058,035

     Historically, a significant number of certificate holders roll over their balances into new certificates of the same term at the Association’s then current rate. To ensure a continuity of this trend, the Association expects to continue to offer market rates of interest. The Association’s ability to retain deposits maturing in certificate accounts is more difficult to project; however the Association is confident that by competitively pricing these certificates, balance levels deemed appropriate by management can be achieved on a continuing basis.

     At September 30, 2003, the Association had $752 million of certificates of deposit in amounts of $100,000 or more outstanding, maturing as follows: $129 million within 3 months; $144 million over 3 months through 6 months; $291 million over 6 months through 12 months; and $188 million thereafter.

     The following table sets forth the customer account activities of the Association for the years indicated.

	Year Ended September 30,

	2001	2002	2003

	(Dollars In Thousands)
Deposits	$3,145,124	$2,685,813	$2,224,075
Withdrawals	2,488,412	2,632,871	2,274,318

Net increase (decrease) in deposits before interest credited	656,712	52,942	(50,243)
Interest credited	194,710	152,288	105,919

Net increase in customer accounts	$851,422	$205,230	$55,676

     Borrowings. The Association obtains advances from the FHLB upon the security of the FHLB capital stock it owns and certain of its home mortgages, provided certain standards related to credit worthiness have been met. See “Regulation - The Association - Federal Home Loan Bank System - below. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Association’s creditworthiness. The FHLB is required to review its credit limitations and standards at least annually. FHLB advances have, from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand Washington Federal’s lending program.

     The Association also uses reverse repurchase agreements as a form of borrowing. Under reverse repurchase agreements, the Association sells an investment security to a dealer for a period of time and agrees to buy back that security at the end of the period and pay the dealer a stated interest rate for the use of the dealer’s funds. The amount of securities sold under such agreements depends on many factors, including the terms available for such transactions, the perceived ability to apply the proceeds to investments yielding a higher return, the demand for the securities and management’s perception of trends in interest rates. The Association had $100 million of securities sold under such agreements at September 30, 2003.

     The Association also offers two forms of repurchase agreements to its customers. One form has an interest rate that floats like a money market deposit account. The other form has a fixed-rate and is offered in a minimum denomination of $100,000. Both are fully collateralized by securities. These obligations are not insured by SAIF and are classified as borrowings for regulatory purposes. The Association had $57.6 million of such agreements outstanding at September 30, 2003.

     The following table presents certain information regarding borrowings of Washington Federal at the dates and for the years indicated.

	For the Year Ended September 30,

	2001	2002	2003

	(Dollars in Thousands)
Federal funds and securities sold to dealers under agreements to repurchase:
Average balance outstanding	$929,047	$9,836	$100,625
Maximum amount outstanding at any month-end during the period	1,285,857	100,000	100,000
Weighted-average interest rate during the period(1)	5.68%	2.97%	3.39%
FHLB advances:
Average balance outstanding	$1,076,263	$1,558,384	$1,650,023
Maximum amount outstanding at any month-end during the period	1,454,000	1,654,000	1,650,000
Weighted-average interest rate during the period(1)	5.51%	5.28%	5.19%
Securities sold to customers under agreements to repurchase:
Average balance outstanding	$72,203	$69,621	$71,855
Maximum amount outstanding at any month-end during the period	88,137	74,487	76,477
Weighted-average interest rate during the period(1)	5.72%	3.25%	2.32%
Total average borrowings	$2,077,513	$1,637,841	$1,821,878
Weighted-average interest rate on total average borrowings(1)	5.60%	5.18%	4.98%

(1)	Interest expense divided by average daily balances.

Other Ratios

     The following table sets forth certain ratios related to the Company for the periods indicated.

	Year Ended September 30,

	2001	2002	2003

Return on assets(1)	1.65%	2.05%	2.00%
Return on equity(2)	14.59	16.89	15.60
Average equity to average assets	11.71	12.80	13.53
Dividend payout ratio(3)	48.21	40.00	41.55

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share divided by net income per share.

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

	Year Ended September 30,

		2001 vs. 2000			2002 vs. 2001		2003 vs. 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Loan portfolio	$47,437	$(3,756)	$43,681	$800	$(20,778)	$(19,978)	$(35,734)	$(17,242)	$(52,976)
Mortgaged-backed securities	(6,308)	522	(5,786)	(17,154)	3,340	(13,814)	(26,830)	13,603	(13,227)
Investments(1)	279	209	488	16,698	(12,064)	4,634	23,488	(12,060)	11,428

All interest-earning assets	41,408	(3,025)	38,383	344	(29,502)	(29,158)	(39,076)	(15,699)	(54,775)

Interest expense:
Customer accounts	15,332	6,643	21,975	35,630	(78,052)	(42,422)	(769)	(45,600)	(46,369)
FHLB advances and other borrowings	8,541	(9,907)	(1,366)	(36,910)	(5,847)	(42,757)	9,245	(2,933)	6,312

All interest-bearing liabilities	23,873	(3,264)	20,609	(1,280)	(83,899)	(85,179)	8,476	(48,533)	(40,057)

Change in net interest income	$17,535	$239	$17,774	$1,624	$54,397	$56,021	$(47,552)	$32,834	$(14,718)

(1)	Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle.

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

     One approach used to quantify interest rate risk is the net portfolio value (NPV) analysis. This analysis calculates the difference between the present value of interest-bearing liabilities and the present value of expected cash flows from interest-earning assets and off-balance sheet contracts. The following tables set forth an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (measured in 100-basis-point increments).

September 30, 2003
Change in	Estimated	Estimated Increase
Interest Rates	NPV Amount	(Decrease) in NPV Amount	Percent

(Basis Points)		(Dollars in Thousands)
+300	$584,485	$(381,707)	-40%
+200	774,603	(191,590)	-20
+100	915,537	(50,655)	-5
0	966,193	—	—
-100	941,019	(25,173)	-3

September 30, 2002
Change in	Estimated	Estimated Increase
Interest Rates	NPV Amount	(Decrease) in NPV Amount	Percent

(Basis Points)		(Dollars in Thousands)
+300	$370,391	$(628,226)	-63%
+200	641,572	(357,045)	-36
+100	890,662	(107,955)	-11
0	998,617	—	0
-100	965,566	(33,051)	-3

At September 30, 2003, the Company’s NPV sensitivity decreased compared to the prior year. This decrease was primarily the result of the continued shift in asset mix toward shorter-term assets. If in the future the company chooses to reinvest its current short-term investments in longer-term assets (30 year mortgage loans or mortgage backed securities), the Company’s NPV sensitivity will increase.

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

     At September 30, 2003, the Association was authorized under the current regulations to have a maximum investment of $150.7 million in its service corporations, exclusive of the additional 1% of assets investments permitted for inner-city or community development purposes but inclusive of the ability to make loans to its subsidiaries. On September 30, 2003, the Association’s investment in, and unsecured loans to, its wholly owned service corporations amounted to $5.1 million.

     Washington Services, Inc. (“WSI”), a wholly owned subsidiary of the Association, is continuing its investment in 29 developable acres zoned light industrial in the technology corridor of South Snohomish County, Washington. Based upon the sales history of this development, the Association believes the net realizable value from the sale of the remaining properties exceeds the subsidiary’s basis in these properties.

     First Insurance Agency, Inc., a wholly owned subsidiary of the Association, is an insurance brokerage company that offers a full line of individual and business insurance products to customers of the Association, as well as others.

     Statewide Mortgage Services, Inc., a wholly owned subsidiary of the Association, is incorporated under the laws of the state of Washington for the purpose of operating a commercial warehouse site located in the state.

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

Employees

     As of September 30, 2003, the Company had approximately 754 employees, including the full-time equivalent of 31 part-time employees and its service corporation employees. None of these employees are represented by a collective bargaining agreement, and the Company has enjoyed harmonious relations with its personnel.

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

     USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

     Financial Modernization. Under the Gramm-Leach-Bliley Act, enacted into law on November 12, 1999, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under Section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies, and those formed pursuant to an application filed with the Office of Thrift Supervision before May 4, 1999, may engage in any activity, including non-financial or commercial activities, provided such companies control only one savings and loan association that meets the Qualified Thrift Lender (“QTL”) test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted.

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

     Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (SEC) under the Exchange Act. The SOA includes specific additional disclosure requirements and new corporate governance rules, among other things, applicable to public companies.

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

     Assessment rates for SAIF-insured institutions range from 0% of insured deposits for well capitalized institutions with minor supervisory concerns to ..27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. See “Prompt Corrective Action” below. In addition, an assessment of 1.60 basis points was added to the SAIF assessment to cover financing corporation debt service payments for fiscal 2003.

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

     For information regarding the Association’s compliance with each of these three capital requirements at September 30, 2003, see Note O to the Consolidated Financial Statements.

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

     Prompt Corrective Action. Under federal law, each federal banking agency has implemented a system of prompt corrective action for institutions that it regulates. Under OTS regulations, an institution shall be deemed to be (i) well capitalized if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well capitalized, (iii) undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) significantly undercapitalized if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0% and (v) critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OTS to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. (The FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 2003, the Association exceeded the requirements of a well capitalized institution.

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

     Under current legislation and applicable regulations, any savings institution is a QTL if: (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Internal Revenue Code (which generally requires that at least 60% of the institution’s assets constitute housing-related and other qualifying assets) or (ii) at least 65% of the institution’s portfolio assets (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At September 30, 2003, the Association was in compliance with the QTL test of a domestic building and loan association as defined in the Code.

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

     Under OTS capital distribution regulations, certain savings institutions are required to file with the OTS. Specifically since Association is a subsidiary of the Company, the regulation requires the Association to provide notice to the OTS of its intent to make capital distributions, unless an application is otherwise required. The Association does not believe that the regulation will adversely affect its ability to make capital distributions.

     Federal Home Loan Bank System. The Association is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 2003, the Association’s advances from the FHLB amounted to $1.650 billion.

     As a member, the Association is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to 3.50% of FHLB advances outstanding and .75% of mortgage loans and pass through securities. At September 30, 2003, the Association had $143.9 million in FHLB stock, which was in compliance with this requirement.

     Federal law requires the FHLBs to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

     Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the Fair Lending Laws) prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the U.S. Department of Justice.

TAXATION

     Federal Taxation. For federal and state income tax purposes, the Company reports its income and expenses on the accrual basis method of accounting and files its federal and state income tax returns on a September 30 fiscal year basis. The Company files consolidated federal and state income tax returns with its wholly-owned subsidiaries.

     The Small Business Job Protection Act of 1996 (the Act) required qualified thrift institutions, such as the Company, to recapture the portion of their tax bad debt reserves that exceeded the September 30, 1988, balance. Such recaptured amounts are to be taken into taxable income ratably over a six-year period that began in 1999. Accordingly, the Company will be required to pay approximately $25,406,000 in additional federal income taxes through fiscal 2004, all of which has previously been recognized.

     A deferred tax liability has not been required to be recognized for the tax bad debt base year reserves of the Company. The base year reserves are the balance of reserves as of September 30, 1988, reduced proportionately for reductions in the Company’s loan portfolio since that date. At September 30, 2003, the amount of those reserves was approximately $8,139,000. The amount of the unrecognized deferred tax liability at September 30, 2003 was approximately $2,985,000.

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

AVAILABILITY OF FINANCIAL DATA

     All financial reports filed with the SEC, including insider transactions, are available through a link at the Company’s website at www.washingtonfederal.com.

Item 2. Properties

     The Association owns the building in which its home and executive offices are located in Seattle, Washington. The following table sets forth certain information concerning the Association’s offices:

		Building
	Number of			Net Book Value at
Location	Offices	Owned	Leased(1)	September 30, 2003 (2)

				(Dollars In Thousands)
Washington	44	26	18	$18,869
Idaho	16	14	2	6,898
Oregon	24	17	7	8,942
Utah	11	7	4	6,994
Arizona	20	13	7	12,884
Colorado	1	—	1	1
Texas	1	—	1	1,565
Nevada	2		2	1,061

Total	119	77	42	$57,214

(1)  The leases have varying terms expiring from 2004 through 2070, including renewal options.

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

     Washington Federal’s net investment in premises, equipment and leaseholds was $60.9 million at September 30, 2003.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The information required herein is incorporated by reference from page 27 of the Company’s Annual Report to Stockholders for Fiscal 2003 (Annual Report), which is included herein as Exhibit 13.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could materially affect, or are reasonably likely to materially affect, these controls subsequent to the date the Company carried out its evaluation.

     Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required herein is incorporated by reference to pages 4 through 14 of the proxy statement dated December 15, 2003.

     The Company has adopted a code of ethics that applies to all senior financial officers, including its chief executive officer and chief financial officer. The code of ethics is publicly available on the Company’s website at www.washingtonfederal.com. If the Company makes any substantive amendments to the code of ethics or grants any waiver from a provision of the code, the Company will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K.

Item 11. Executive Compensation

     The information required herein is incorporated by reference to pages 12 through 14 of the proxy statement dated December 15, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required herein is incorporated by reference to pages 2 through 3 and 5 through 8 of the proxy statement dated December 15, 2003.

Item 13. Certain Relationships and Related Transactions

     The information required herein is incorporated by reference to page 16 of the proxy statement dated December 15, 2003.

Item 14. Principal Accountant Fees and Services

     The information required herein is incorporated by reference to page 19 of the proxy statement dated December 15, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	The following financial statements are incorporated herein by reference from pages 8 through 27 of the Annual Report.

Independent Auditors’ Report

Consolidated Statements of Financial Condition as of September 30, 2003 and 2002

Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2003

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended September 30, 2003

Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2003

Notes to Consolidated Financial Statements

(b)	The following reports were filed on Form 8-K during the fourth quarter of fiscal 2003:

1.	Report filed July 16, 2003. Item 9. Regulation FD Disclosure. The report stated that the Company announced by press release its earnings for the quarter ended June 30, 2003.

2.	Report filed September 1, 2003. Item 9. Regulation FD Disclosure. The report stated that the Company announced by press release the completion of its acquisition of United Savings and Loan Bank.

(a)(2)	There are no financial statement schedules filed herewith.

(a)(3)	The following exhibits are filed as part of this report:

No.	Exhibit	Page

3.1	Articles of Incorporation of the Company	(1)
3.2	Bylaws of the Company	(1)
4	Specimen Common Stock Certificate	(1)
10.1	1982 Employee Stock Compensation Program*	(1)
10.2	1987 Stock Option and Stock Appreciation Rights Plan*	(1)
10.3	1994 Stock Option and Stock Appreciation Rights Plan*	(1)
10.4	2001 Long-Term Incentive Plan*	(2)

No.	Exhibit	Page

13	Annual Report to Stockholders
21	Subsidiaries of the Company-Reference is made to Item 1, “Business - Subsidiaries” for the required information
23	Consent of Independent Auditors
31.1	Section 302 Certification by the Chief Executive Officer
31.2	Section 302 Certification by the Chief Financial Officer
32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002

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

WASHINGTON FEDERAL, INC.

December 22, 2003	By:	/s/ Roy M. Whitehead

Roy M. Whitehead, Vice Chairman,
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John F. Clearman John F. Clearman, Director	December 22, 2003

/s/ Derek L. Chinn Derek L. Chinn, Director	December 22, 2003

/s/ H. Dennis Halvorson H. Dennis Halvorson, Director	December 22, 2003

/s/ Kermit O. Hanson Kermit O. Hanson, Director	December 22, 2003

/s/ W. Alden Harris W. Alden Harris, Director	December 22, 2003

/s/ Anna C. Johnson Anna C. Johnson, Director	December 22, 2003

/s/ Thomas F. Kenney Thomas F. Kenney, Director	December 22, 2003

/s/ Guy C. Pinkerton Guy C. Pinkerton, Director, Chairman	December 22, 2003

/s/ Charles R. Richmond Charles R. Richmond, Director	December 22, 2003

/s/ Roy M. Whitehead Roy M. Whitehead, Director, Vice Chairman, President and Chief Executive Officer	December 22, 2003

/s/ Brent J. Beardall Brent J. Beardall, CPA Senior Vice President and Chief Financial Officer	December 22, 2003