Form 10-Q
period 2003-12-31
WASHINGTON FEDERAL INC
filed 2004-02-09
CIK 936528

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the quarterly period ended.......................December 31, 2003

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

              Yes [X]   No [ ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

              Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         TITLE OF CLASS:                        AT JANUARY 30, 2004
         ---------------                        -------------------

   Common stock, $1.00 par value                  71,310,113

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                               PART I
Item 1. Financial Statements

              The Consolidated Financial Statements of Washington Federal,Inc. and
              Subsidiaries filed as a part of the report are as follows:

              Consolidated Statements of Financial Condition
              as of December 31, 2003 and September 30, 2003 ............................   Page 3

              Consolidated Statements of Operations for the quarters
              ended December 31, 2003 and 2002 ..........................................   Page 4

              Consolidated Statements of Cash Flows for the
              quarters ended December 31, 2003 and 2002 .................................   Page 5

              Notes to Consolidated Financial Statements ................................   Page 6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..........................................   Page 8

Item 3. Quantitative and Qualitative Disclosures About Market Risk .......................  Page 12

Item 4. Controls and Procedures ..........................................................  Page 12

                                              PART II


Item 1.    Legal Proceedings .............................................................  Page 14

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of
           Equity Securities .............................................................  Page 14

Item 3.    Defaults Upon Senior Securities ...............................................  Page 14

Item 4.    Submission of Matters to a Vote of Security Holders ...........................  Page 14

Item 5.    Other Information .............................................................  Page 14

Item 6.    Exhibits and Reports on Form 8-K ..............................................  Page 14

             Signatures ..................................................................  Page 16


                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                         December 31, 2003     September 30, 2003
                                                                         -----------------     ------------------
                                                                           (In thousands, except per share data)

ASSETS
Cash and cash equivalents .........................................         $ 1,457,023          $  1,437,208
Available-for-sale securities, including encumbered
   securities of $66,401 and $76,921, at fair value ...............             741,309               804,186
Held-to-maturity securities, including encumbered
    securities of $68,690 and $75,690, at amortized cost ..........             185,762               154,178
Securitized assets subject to repurchase, net .....................             172,669               210,782
Loans receivable, net .............................................           4,666,904             4,606,726
Interest receivable ...............................................              29,413                29,489
Premises and equipment, net .......................................              60,962                60,942
Real estate held for sale .........................................              13,872                16,204
FHLB stock ........................................................             145,666               143,851
Intangible assets .................................................              59,968                60,336
Other assets ......................................................              11,296                12,073
                                                                            -----------           -----------
                                                                            $ 7,544,844           $ 7,535,975
                                                                            ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Customer accounts
    Savings and demand accounts ...................................         $ 4,524,690           $ 4,520,051
    Repurchase agreements with customers ..........................              54,470                57,547
                                                                            -----------           -----------
                                                                              4,579,160             4,577,598
FHLB advances .....................................................           1,650,000             1,650,000
Other borrowings...................................................             100,000               100,000
Advance payments by borrowers for taxes and insurance .............              10,064                23,281
Federal and state income taxes ....................................              80,757                70,011
Accrued expenses and other liabilities ............................              54,663                59,489
                                                                            -----------           -----------
                                                                              6,474,644             6,480,379
STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, 100,000,000 shares authorized;
     85,662,183 and 85,553,789 shares issued; 71,281,881
     and 71,173,487 shares outstanding ............................              85,662                85,554
Paid-in capital ...................................................           1,087,400             1,085,650
Accumulated other comprehensive income, net of taxes ..............              30,721                34,624
Treasury stock, at cost; 14,380,302 shares ........................            (207,337)             (207,337)
Retained earnings .................................................              73,754                57,105
                                                                            -----------           -----------
                                                                              1,070,200             1,055,596
                                                                            -----------           -----------
                                                                            $ 7,544,844           $ 7,535,975
                                                                            ===========           ===========

CONSOLIDATED FINANCIAL HIGHLIGHTS
Stockholders' equity per share ....................................         $     15.01           $     14.83
Stockholders' equity to total assets ..............................               14.18%                14.01%
Weighted average rates at period end
  Loans and mortgage-backed securities* ...........................                6.31%                 6.40%
  Investment securities** .........................................                1.75                  1.98
  Combined rate on loans, mortgage-backed securities...............
  and investment securities .......................................                5.21                  5.28
  Customer accounts ...............................................                1.92                  1.96
  Borrowings ......................................................                5.03                  5.03
  Combined cost of customer accounts and borrowings ...............                2.78                  2.81
  Interest rate spread ............................................                2.43                  2.47

 *   Includes securitized assets subject to repurchase
 **  Includes municipal bonds at tax-equivalent yields and cash equivalents

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Quarter Ended December 31,

                                                               --------------------------
                                                                 2003              2002

                                                               --------          --------
                                                         (In thousands, except per share data)

INTEREST INCOME
Loans and securitized assets subject to repurchase  ........    $ 82,395         $ 95,558
Mortgage-backed securities .................................      11,734           18,215
Investment securities and cash equivalents .................       8,553            8,295
                                                                --------         --------
                                                                 102,682          122,068

INTEREST EXPENSE
Customer accounts ..........................................      21,636           31,295
FHLB advances and other borrowings .........................      22,420           22,408
                                                                --------         --------
                                                                  44,056           53,703
                                                                --------         --------
NET INTEREST INCOME ........................................      58,626           68,365
Provision for loan losses ..................................         ---            1,250
                                                                --------         --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ........      58,626           67,115

OTHER INCOME
Gains on sale of securities, net ...........................         536              ---
Other ......................................................       2,187            2,193
                                                                --------         --------
                                                                   2,723            2,193

OTHER EXPENSE
Compensation and fringe benefits ...........................       7,560            8,230
Occupancy ..................................................       1,423            1,309
Other ......................................................       1,796            2,114
                                                                --------         --------
                                                                  10,779           11,653
Gain(loss) on real estate acquired through foreclosure, net.         125             (327)
                                                                --------         --------
INCOME BEFORE INCOME TAXES .................................      50,695           57,328
Income taxes ...............................................      17,873           20,210
                                                                --------         --------
NET INCOME .................................................    $ 32,822         $ 37,118
                                                                ========         ========

PER SHARE DATA
Basic earnings .............................................    $    .46         $    .53
Diluted earnings ...........................................         .46              .52
Cash dividends .............................................         .22              .21
Weighted average number of shares outstanding,
  including dilutive stock options .........................  71,931,313       70,081,988
Return on average assets ...................................       1.75%            2.03%

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Quarter Ended
                                                                                 ----------------------------
                                                                              December 2003       December 2002
                                                                              -------------       -------------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .............................................................         $  32,822          $  37,118
Adjustments to reconcile net income to net cash provided by
 operating activities
  Amortization of fees, discounts and premiums, net ....................            (2,318)            (4,375)
  Amortization of intangible assets ....................................               368                ---
  Depreciation .........................................................               630                945
  Provision for loan losses ............................................               ---              1,250
  Loss(gain) on investment securities and real estate held for sale, net              (661)               327
  Decrease in accrued interest receivable ..............................                76              4,641
  Decrease in income taxes payable .....................................            12,872             14,730
  FHLB stock dividends .................................................            (1,815)            (2,251)
  Decrease in other assets .............................................               777              1,077
  Increase (decrease) in accrued expenses and other liabilities ........            (4,826)             1,803
                                                                                 ---------          ---------
Net cash provided by operating activities ..............................            37,925             55,265

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property ...........................................          (283,905)          (250,455)
  Construction loans ...................................................          (114,660)          (110,475)
  Land loans ...........................................................           (63,437)           (31,011)
  Loans refinanced .....................................................           (21,260)           (28,776)
                                                                                 ---------          ---------
                                                                                  (483,262)          (420,717)
Savings account loans originated .......................................              (254)              (418)
Loan principal repayments ..............................................           446,757            698,490
Increase (decrease) in undisbursed loans in process ....................            12,981             (4,506)
Loans purchased ........................................................              (168)           (59,731)
Available-for-sale securities purchased ................................          (169,992)           (10,000)
Principal payments and maturities of available-for-sale securities .....            71,364            145,758
Available-for-sale securities sold .....................................           158,171                ---
Held-to-maturity securities purchased ..................................           (56,900)               ---
Principal payments and maturities of held-to-maturity securities .......            25,436             27,421
Proceeds from sales of real estate held for sale .......................             4,377              2,134
Premises and equipment purchased, net ..................................              (650)            (3,244)
                                                                                 ---------          ---------
Net cash provided by investing activities ..............................             7,860            375,187

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts ...........................             1,562            (45,636)
Proceeds from exercise of common stock options .........................             1,278                632
Dividends paid .........................................................           (15,593)           (14,203)
Treasury stock purchased, net ..........................................               ---             (8,849)
Decrease in advance payments by borrowers for taxes and insurance ......           (13,217)           (13,147)
                                                                                 ---------          ---------
Net cash used by financing activities ..................................           (25,970)           (81,203)

INCREASE IN CASH AND CASH EQUIVALENTS...................................            19,815            349,249
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................         1,437,208            975,153
                                                                                 ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................        $1,457,023         $1,324,402
                                                                                 =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NON-CASH INVESTING ACTIVITIES
  Real estate acquired through foreclosure .............................        $    1,920          $   1,225
CASH PAID DURING THE PERIOD FOR
  Interest .............................................................            45,817             55,496
  Income taxes .........................................................             5,055              5,500

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED DECEMBER 31, 2003
                                   (Unaudited)


NOTE A - Basis of Presentation

The consolidated interim financial statements included in this report have been prepared by Washington Federal, Inc. ("Company") without audit. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The September 30, 2003 Consolidated Statement of Financial Condition was derived from audited financial statements.

The information included in this Form 10-Q should be read in conjunction with Washington Federal, Inc.'s 2003 Annual Report on Form 10-K ("2003 Form 10-K") to the Securities and Exchange Commission ("SEC"). Interim results are not necessarily indicative of results for a full year.

The Company accounts for stock-based compensation plans based on the "intrinsic value method" provided in Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award. The fair value of options granted under the Company's stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model. See Note A and Note N in the 2003 Form 10-K where the Company's three stock-option employee compensation plans, as well as the weighted-average assumptions utilized in the Black-Scholes model, are more fully described.

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requires disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                                            Quarter Ended December 31,
                                                            --------------------------
                                                               2003            2002
                                                               ----            ----
                                                      (In thousands, except per share data)
Net income, as reported                                     $32,822         $37,118
Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                   (448)           (278)
                                                            -------         -------
Pro forma net income                                        $32,374         $36,840

Earnings per share:
  Basic - as reported                                       $   .46         $   .53
  Basic - pro forma                                             .45             .53
  Diluted - as reported                                         .46             .52
  Diluted - pro forma                                           .45             .52

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         QUARTER ENDED DECEMBER 31, 2003
                                   (Unaudited)

Certain reclassifications have been made to the financial statements to make prior periods conform to current period classifications.

NOTE B - Dividends

Dividends per share increased to 22 cents for the quarter ended December 31, 2003 compared with 21 cents for the same period one year ago. On January 23, 2004 the Company paid its 84th consecutive quarterly cash dividend.

On January 21, 2004, the Board of Directors of the Company declared an eleven -for-ten stock split in the form of a 10% stock dividend to stockholders of record on February 6, 2004, which will be distributed on February 20, 2004. Shares outstanding and per share amounts included herein have not been adjusted, as the press release for the quarter ended December 31, 2003 was previously released to the public.

NOTE C - Comprehensive Income

The Company's comprehensive income includes all items which comprise net income plus the unrealized holding gains (losses) on available-for-sale securities and forward commitments to purchase or sell mortgage-backed securities. Total comprehensive income for the quarters ended December 31, 2003 and December 31, 2002 totaled $28,919,000 and $33,118,000, respectively. The difference between the Company's net income and total comprehensive income equals the change in the net unrealized gain or loss, net of tax, on securities available-for-sale and forward commitments to purchase or sell mortgage-backed securities during the applicable periods.

Note D - Allowance for Losses on Loans and Securitized Assets Subject to Repurchase

The following table summarizes the activity in the allowance for loan losses (including securitized assets subject to repurchase) for the quarter ended December 31, 2003 and 2002:

                                     Quarter Ended December,
                                       2003          2002
                                    ----------    ----------
                                        (in thousands)
Balance at beginning of period...... $  25,806     $  23,912
Provision for loan losses...........       ---         1,250
Charge-offs.........................      (207)         (612)
Recoveries..........................        31           ---
                                     ---------    ----------
Balance at end of period............ $  25,630     $  24,550
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

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At December 31, 2003, the Company had a negative one-year maturity gap of approximately 17% of total assets, compared to a 21% negative one-year maturity gap as of December 31, 2002. The decrease in interest rate risk is the result of the Company building its short-term assets.

The interest rate spread decreased to 2.43% at December 31, 2003 from 2.47% at September 30, 2003. The decrease was primarily due to the continued build up of cash and cash equivalents (totaling $1.5 billion) invested at overnight rates (1.00%). During this phase of the interest rate cycle (historically low rates for 30 year fixed-rate loans) the Company chose to position its balance sheet for changing rates in the future by building cash and stockholders' equity. As of December 31, 2003, the Company had accumulated $1,457,023,000 in cash and cash equivalents, an increase of $19,815,000 from September 30, 2003. This liquidity, which represents 19% of total assets, provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth at December 31, 2003 was $1,070,200,000, or 14.18% of total assets. This was an increase of $14,604,000 from September 30, 2003 when net worth was $1,055,596,000, or 14.01% of total assets. The increase in the Company's net worth included $32,822,000 from net income. Net worth was reduced by $15,593,000 of cash dividends paid and a $3,903,000 decrease in accumulated other comprehensive income. During the quarter ended December 31, 2003, no additional shares were repurchased under the Company's ongoing common stock repurchase program, which left a total of
2.81 million shares currently authorized by the Board of Directors for repurchase.

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

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities decreased $62,877,000, or 7.8%, during the quarter ended December 31, 2003, due to unusually high prepayments, resulting from reduced interest rates on mortgage loans and the underlying collateral for mortgage-backed securities. The Company purchased $169,992,000 and $56,900,000 of available-for-sale and held-to-maturity investment securities, respectively, during the quarter ended December 31, 2003.
In addition, during the first quarter of fiscal 2004, the Company sold $158,171,000 of available-for-sale securities at a net gain of $536,000. As of December 31, 2003, the Company had unrealized gains on available-for-sale securities of $30,721,000, net of tax, which were recorded as part of stockholders' equity.

Loans receivable and securitized assets subject to repurchase: During the quarter ended December 31, 2003, the combined total of loans receivable and securitized assets subject to repurchase increased 0.5% to $4,839,573,000 compared to $4,817,508,000 at September 30, 2003.
The slight increase was consistent with Management's unwillingness to aggressively compete during this period of historically low home mortgage rates. Permanent single-family residential loans as a percentage of total loans decreased to 73.2% at December 31, 2003 compared to 74.0% at September 30, 2003. The aggregate of construction and land loans (gross of loans in process) as a percentage of total loans increased to 17.6% at December 31, 2003 compared to 16.7% at September 30, 2003.

Non-performing assets: Nonperforming assets decreased 9.7% during the quarter ended December 31, 2003 to $24,785,000 from $27,434,000 at
September 30, 2003.

Intangible assets: Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired.
The core deposit intangible and non-compete agreement intangible are acquired assets that lack physical substance but can be distinguished from goodwill. Goodwill is no longer amortized, but rather is evaluated for impairment on an annual basis. Other intangible assets are amortized over their estimated useful lives and are subject to impairment testing when events or circumstances change. If circumstances indicate that the carrying value of the assets may not be recoverable, an impairment charge could be recorded. There was no impairment at December 31, 2003. The Company will continue to evaluate these assets and, if appropriate, provide for any diminution in value.

Customer accounts: Customer accounts increased $1,562,000, or 0.03%, to $4,579,160,000 at December 31, 2003 compared with $4,577,598,000 at
September 30, 2003.

FHLB advances and other borrowings: Total borrowings remained unchanged at $1,750,000,000 during the quarter ended December 31, 2003.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Income: The quarter ended December 31, 2003 produced net income of $32,822,000 compared to $37,118,000 for the same quarter one year ago, an 11.6% decrease. Net income decreased primarily as a result of continued margin compression caused primarily by a changing asset mix (more short-term assets) combined with lower yielding loans.

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

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Rate / Volume Analysis:


                                    Comparison of Quarters Ended
                                      12/31/2003 and 12/31/2002
                                    -----------------------------
                                    Volume     Rate      Total
                                   --------  --------   --------
                                           (In Thousands)
Interest income:
  Loan portfolio                   $(2,046)  $(11,117)  $(13,163)
  Mortgaged-backed securities       (4,572)    (1,909)    (6,481)
  Investments (1)                    2,271     (2,013)       258
                                   -------   --------   --------


  All interest-earning assets       (4,347)   (15,039)   (19,386)

Interest expense:
  Customer accounts                    281     (9,940)    (9,659)
  FHLB advances and other
  borrowings                           (20)        32         12
                                   -------    -------    -------


All interest-bearing liabilities       261     (9,908)    (9,647)


Change in net interest income      $(4,608)  $ (5,131)  $ (9,739)
                                   =======   ========   ========

(1) Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accretion of loan fees and discounts on securities for the quarter ended December 31, 2003 totaled $8,689,000, a $4,503,000 decrease from the same quarter one year ago. Decreased accretion of loan fees and discounts on securities occurred due to slowing prepayment speeds on loans and mortgage-backed securities.

The Company provided no provision for loan losses during the quarter, compared to $1,250,000 for the same quarter last year. This decrease was primarily due to strong asset quality indicators. Nonperforming assets amounted to $24,785,000 or .33% of total assets at December 31, 2003 compared to $33,648,000 or .46% of total assets one year ago.
Delinquencies on permanent loans have decreased from $29,100,000 at December 31, 2002 to $24,500,000 at December 31, 2003. Additionally, a classified loan with a specific reserve of $800,000 paid off in full during the quarter ended December 31, 2003. These factors, with others, resulted in a decrease in net charge-offs for the quarter ended December 31, 2003 by $436,000 over the comparable period in fiscal 2003. However, weak economic conditions, including unemployment that is higher than the national average, continue in the Company's primary markets.

Other income: The quarter ended December 31, 2003 produced total other income of $2,723,000 compared to $2,193,000 for the same quarter one ago, a 24.2% increase. Total other income for the quarter increased primarily as a result of the $536,000 net gain on sale of securities.

Other expense: The quarter ended December 31, 2003 generated total other expense of $10,779,000 compared to $11,653,000 for the same quarter one year ago, a 7.5% decrease. Total other expense for the quarter equaled .58% of average assets, compared to .64% for the same period one year ago. The number of staff, including part-time employees on a full-time equivalent basis, was 751 at December 31, 2003 and 725 at December 31, 2002.

Taxes: Income taxes decreased $2,337,000 or 11.6% for the quarter ended December 31, 2003 when compared to the same period one year ago, due to a lower taxable income base. The effective tax rates were 35.25% for both the quarter ended December 31, 2003 and the same period one year ago.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that there has been no material changes in the Company's quantitative and qualitative information about market risk since September 30, 2003. For a complete discussion of the Company's quantitative and qualitative market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2003 Form 10-K.

Item 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based upon that evaluation, the

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 4.  CONTROLS AND PROCEDURES

Company's President and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer concluded that the
Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company's financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        31.1  Section 302 certification by the Chief Executive Officer

        31.2  Section 302 certification by the Chief Financial Officer

        32    Section 906 certification by the Chief Executive Officer
                and the Chief Financial Officer

(b)     Reports on Form 8-K

        1. Report filed October 22, 2003. Item included: Item 9. Regulation FD Disclosure. The report stated that the Company announced by press release its earnings for the year ended September 30, 2003.

        2. Report filed October 28, 2003. Item included: Item 9. Regulation FD Disclosure. The report stated that the Company announced by press release the promotion of Linda S. Brower to Executive Vice President and Brent J. Beardall to Senior Vice President and Chief Financial Officer.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

        3. Report filed December 16, 2003. Item included: Item 9. Regulation FD Disclosure. The report stated that the Company mailed its fiscal 2003 annual report and proxy statement to its shareholders of record as of November 28, 2003. In addition, the report stated that both the annual report and proxy statement are available on the Company's web site.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        /s/ Roy M. Whitehead
February 6, 2004                        -----------------------------------
                                        ROY M. WHITEHEAD
                                        Vice Chairman, President and Chief
                                        Executive Officer





                                        /s/ Brent J. Beardall
February 6, 2004                        -----------------------------------
                                        BRENT J. BEARDALL
                                        Senior Vice President and Chief
                                        Financial Officer