Form 10-Q
period 2004-03-31
WASHINGTON FEDERAL INC
filed 2004-05-12
CIK 936528

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the quarterly period ended                March 31, 2004

                                     or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         TITLE OF CLASS:                        AT MAY 1, 2004

   Common stock, $1.00 par value                78,455,500

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                               PART I
Item 1. Financial Statements

              The Consolidated Financial Statements of Washington Federal,Inc. and
              Subsidiaries filed as a part of the report are as follows:

              Consolidated Statements of Financial Condition
              as of March 31, 2004 and September 30, 2003 ...............................   Page 3

              Consolidated Statements of Operations for the quarter
              and six months ended March 31, 2004 and 2003 ..............................   Page 4

              Consolidated Statements of Cash Flows for the
              six months ended March 31, 2004 and 2003 ..................................   Page 5

              Notes to Consolidated Financial Statements ................................   Page 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations .............................................   Page 9

Item 3. Quantitative and Qualitative Disclosures About Market Risk ......................   Page 17

Item 4. Controls and Procedures .........................................................   Page 17



                                              PART II


Item 1.    Legal Proceedings ............................................................  Page 18

Item 2.    Changes in Securities and Use of Proceeds and Issuer Purchases of Equity
           Securities ...................................................................  Page 18

Item 3.    Defaults Upon Senior Securities ..............................................  Page 18

Item 4.    Submission of Matters to a Vote of Secuirty Holders ..........................  Page 18

Item 5.    Other Information ............................................................  Page 18

Item 6.    Exhibits and Reports on Form 8-K .............................................  Page 18

           Signatures ...................................................................  Page 20


                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                          March 31, 2004     September 30, 2003
                                                                          --------------     ------------------
                                                                           (In thousands, except per share data)

ASSETS
Cash and cash equivalents .........................................         $  1,182,891         $  1,437,208
Available-for-sale securities, including encumbered
   securities of $56,466 and $76,921, at fair value................              940,840              781,798
Held-to-maturity securities, including encumbered
    securities of $64,742 and $75,690, at amortized cost...........             176,317               154,178
Securitized assets subject to repurchase, net......................             150,654               210,782
Loans receivable, net .............................................           4,758,358             4,606,726
Interest receivable ...............................................              30,077                29,489
Premises and equipment, net .......................................              61,288                60,942
Real estate held for sale .........................................              13,317                16,204
FHLB stock ........................................................             147,114               143,851
Intangible assets .................................................              59,613                60,336
Other assets ......................................................              22,623                34,461
                                                                            -----------           -----------
                                                                            $ 7,543,092           $ 7,535,975
                                                                            ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Customer accounts
    Savings and demand accounts ...................................         $ 4,509,026           $ 4,520,051
    Repurchase agreements with customers ..........................              51,720                57,547
                                                                            -----------           -----------
                                                                              4,560,746             4,577,598
FHLB advances .....................................................           1,650,000             1,650,000
Other borrowings...................................................             100,000               100,000
Advance payments by borrowers for taxes and insurance .............              19,514                23,281
Federal and state income taxes ....................................              61,893                70,011
Accrued expenses and other liabilities ............................              58,599                59,489
                                                                            -----------           -----------
                                                                              6,450,752             6,480,379
STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, 100,000,000 shares authorized;
     94,286,097 and 94,109,168 shares issued; and 78,498,545
     and 78,290,836 shares outstanding ............................              94,286                85,554
Paid-in capital ...................................................           1,158,647             1,085,650
Accumulated other comprehensive income, net of taxes ..............              34,646                34,624
Treasury stock, at cost; 15,787,552 and 15,818,332 shares .........            (206,935)             (207,337)
Retained earnings .................................................              11,696                57,105
                                                                            -----------           -----------
                                                                              1,092,340             1,055,596
                                                                            -----------           -----------
                                                                            $ 7,543,092           $ 7,535,975
                                                                            ===========           ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Quarter Ended March 31,        Six Months Ended March 31,

                                                                -------------------------       --------------------------
                                                                 2004              2003           2004              2003

                                                                --------         --------       ---------        ---------
                                                                          (In thousands, except per share data)

INTEREST INCOME
Loans and securitized assets subject to repurchase  .......     $ 82,388         $ 89,648       $164,783         $185,205
Mortgage-backed securities .................................      12,379           16,190         24,113           34,405
Investment securities and cash equivalents..................       7,915            8,488         16,468           16,783
                                                                --------         --------       --------         --------
                                                                 102,682          114,326        205,364          236,393

INTEREST EXPENSE
Customer accounts ..........................................      21,234           27,615         42,871           58,910
FHLB advances and other borrowings .........................      22,172           21,950         44,591           44,358
                                                                --------         --------       --------         --------
                                                                  43,406           49,565         87,462          103,268
                                                                --------         --------       --------         --------
NET INTEREST INCOME ........................................      59,276           64,761        117,902          133,125
Provision for loan losses ..................................           -              150              -            1,400
                                                                --------         --------       --------         --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ........      59,276           64,611        117,902          131,725

OTHER INCOME
Gain (loss) on sale of securities, net .....................        (659)               -           (122)               -
Gains on sale of real estate ...............................           -            3,382              -            3,382
OTHER ......................................................       2,602            2,222          4,788            4,415
                                                                --------         --------       --------         --------
                                                                   1,943            5,604          4,666            7,797

OTHER EXPENSE
Compensation and fringe benefits ...........................       7,789            7,742         15,349           15,972
Occupancy ..................................................       1,490            1,294          2,913            2,603
Other ......................................................       1,824            2,832          3,620            4,945
                                                                --------         --------       --------         --------
                                                                  11,103           11,868         21,882           23,520
Gain (loss) on real estate acquired through
     foreclosure, net ......................................         127             (113)           252             (440)
                                                                --------         --------       --------         --------
INCOME BEFORE INCOME TAXES .................................      50,243           58,234        100,938          115,562
Income taxes ...............................................      17,723           20,530         35,596           40,740
                                                                --------         --------       --------         --------
NET INCOME .................................................    $ 32,520         $ 37,704       $ 65,342         $ 74,822
                                                                ========         ========       ========         ========

PER SHARE DATA
Basic earnings .............................................    $   0.41         $   0.49       $   0.83         $   0.98
Diluted earnings ...........................................         .41              .49            .82              .97
Cash dividends .............................................         .20              .19            .40              .38
Weighted average number of shares outstanding,
  including dilutive stock options .........................  79,301,242       77,100,346     79,211,105       77,096,488

Return on average assets ...................................        1.73%            2.06%          1.73%            2.03%

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        Six Months Ended
                                                                                 ----------------------------
                                                                                 March 2004         March 2003
                                                                                 ----------         ----------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .............................................................         $  64,342          $  74,822
Adjustments to reconcile net income to net cash provided by
 operating activities
  Amortization of fees, discounts and premiums, net ....................            (4,342)            (7,635)
  Amortization of intangible assets ....................................               723                  -
  Depreciation .........................................................             1,260              1,890
  Provision for loan losses ............................................                 -              1,400
  Loss (gain) on investment securities and real estate held for sale,net              (129)               441
  Decrease (increase) in accrued interest receivable ...................              (588)             6,377
  Decrease in income taxes payable .....................................            (8,129)            (7,931)
  FHLB stock dividends .................................................            (3,263)            (4,491)
  Decrease (increase) in other assets ..................................              (458)               636
  Decrease in accrued expenses and other liabilities ...................              (890)            (1,370)
                                                                                 ---------          ---------
Net cash provided by operating activities ..............................            49,526             64,139

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property ...........................................          (506,907)          (466,625)
  Construction loans ...................................................          (242,648)          (236,558)
  Land loans ...........................................................          (120,402)           (76,765)
  Loans refinanced .....................................................           (42,867)           (59,383)
                                                                                 ---------          ---------
                                                                                  (912,824)          (839,331)
Savings account loans originated .......................................              (531)              (889)
Loan principal repayments ..............................................           795,207          1,298,144
Increase in undisbursed loans in process ...............................            24,686             18,470
Loans purchased ........................................................            (1,356)          (130,188)
Available-for-sale securities purchased.................................          (493,992)          (229,995)
Principal payments and maturities of available-for-sale securities .....           123,010            286,347
Available-for-sale securities sold......................................           228,171                  -
Held-to-maturity securities purchased ..................................           (56,900)           (50,000)
Principal payments and maturities of held-to-maturity securities .......            34,995             52,440
Proceeds from sales of real estate held for sale .......................             6,536              6,748
Premises and equipment purchased, net ..................................            (1,606)            (5,439)
                                                                                 ---------          ---------
Net cash provided (used) by investing activities .......................          (254,604)            406,307

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in customer accounts ......................................           (16,852)           (89,574)
Proceeds from exercise of common stock options .........................             2,180              1,767
Dividends paid .........................................................           (31,547)           (29,076)
Proceeds from Employee Stock Ownership Plan ............................               747                772
Treasury stock purchased, net ..........................................                 -            (10,034)
Decrease in advance payments by borrowers for taxes and insurance ......            (3,767)            (4,149)
                                                                                 ---------          ---------
Net cash used by financing activities ..................................           (49,239)          (130,294)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................          (254,317)           340,152
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................         1,437,208            975,153
                                                                                 ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................        $1,182,891         $1,315,305
                                                                                 =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NON-CASH INVESTING ACTIVITIES
  Real estate acquired through foreclosure .............................        $    3,397          $  5,399
CASH PAID DURING THE PERIOD FOR
  Interest .............................................................            88,569            104,586
  Income taxes .........................................................            43,780             49,235

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTER AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)


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

The Company accounts for stock-based compensation plans based on the "intrinsic value method" provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized on options granted. Compensation expense for restricted stock awards is based on the market price of the stock on the date of grant and is recognized ratably over the vesting period of the award. The fair value of options granted under the Company's stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model. See
Note A and Note N in the 2003 Form 10-K where the Company's three stock-options employee compensation plans, as well as the weighted-average assumptions utilized in the Black-Scholes model, are more fully described.

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting For Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," requires disclosures of net income and earnings per share for companies not adopting its fair value accouting method for stock-based employee compensation.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTER AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)



                                     Quarter Ended March 31,        Six Months Ended March 31,
                                       2004          2003               2004          2003
                                    ----------    ----------         ----------    ----------
                                                (in thousands except per share data)
Net income, as reported ............ $  32,520     $  37,704          $  65,342     $  74,822

Deduct:  Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax
 effects ...........................      (448)         (278)              (895)         (555)
                                      ---------    ----------          ---------    ----------
Balance at end of period............ $  32,072     $  37,426          $  64,447     $  74,267
                                     =========    ==========          =========    ==========

Earnings per share:

 Basic - as reported                 $    0.41     $    0.49          $    0.83     $    0.98
 Basic - pro forma                        0.41          0.49               0.82          0.97

 Diluted - as reported                    0.41          0.49               0.82          0.97
 Diluted - pro forma                      0.40          0.49               0.81          0.96


Certain reclassifications have been made to the financial statements to conform prior periods to current classifcations.


NOTE B - Dividends

Dividends per share increased to 20 cents for the quarter ended March 31, 2004 compared with 19 cents for the same period one year ago. On April 16, 2004 the Company paid its 85th consecutive quarterly cash dividend.

On January 21, 2004, the Board of Directors of the Company declared an eleven-for-ten stock split in the form of a 10% stock dividend to stockholders of record on February 6, 2004, which was distributed on February 20, 2004.
All previously reported share and per share amounts have been adjusted accordingly.

NOTE C - Comprehensive Income

The Company's comprehensive income includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities and forward commitments to purchase or sell mortgage-backed securities. Total comprehensive income for the quarters ended March 31, 2004 and March 31, 2003 totaled $36,445,000 and $30,704,000, respectively.
Total comprehensive income for the six months ended March 31, 2004 and March 31, 2003 totaled $65,364,000 and $63,822,000, respectively. The difference between the Company's net income and total comprehensive income equals the change in the net unrealized gain or loss, net of tax, on securities available-for-sale and forward commitments to purchase or sell mortgage-backed securities during the applicable periods.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTER AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

Note D - Allowance for Losses on Loans and Securitized Assets Subject to Repurchase

The following table summarizes the activity in the allowance for loan losses (including securitized assets subject to repurchase) for the quarter and six months ended March 31, 2004 and 2003:

                                           Quarter                          Six Months
                                         Ended March 31,                  Ended March 31,
                                       2004          2003               2004          2003
                                    ----------    ----------         ----------    ----------
                                        (in thousands)                   (in thousands)
Balance at beginning of period...... $  25,631     $  24,550          $  25,806     $  23,912
Provision for loan losses...........         -           150                  -         1,400
Charge-offs.........................      (181)          (85)              (387)         (697)
Recoveries..........................        12             -                 43             -
                                     ---------    ----------          ---------    ----------
Balance at end of period............ $  25,462     $  24,615          $  25,462     $  24,615
                                     =========    ==========          =========    ==========

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Washington Federal, Inc. ("Company") is a savings and loan holding company. The Company's primary operating subsidiary is Washington Federal Savings.

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate fixed-rate single family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At March 31, 2004, the Company had a negative one-year maturity gap of approximately 17% of total assets, compared to a 16% negative one-year maturity gap as of March 31, 2003. The slight increase in interest rate risk is the result of the Company investing a portion of its short-term assets into longer term assets.

The interest rate spread decreased to 2.55% at March 31, 2004 from 2.47% at September 30, 2003 primarily due to an increased yield on investments coupled with a decrease in deposit rates. During this phase of the interest rate cycle (historically low rates for 30 year fixed-rate loans) the Company has continued to position its balance sheet for changing rates in the future by maintaining a high level of cash and building stockhoders' equity. As of March 31, 2004, the Company had accumulated $1,182,891,000 in cash and cash equivalents, a decrease of $254,317,000 from September 30,2003. This decrease in cash and cash equivalents resulted from investment purchases and loan growth. This liquidity, which represents 16% of total assets, provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth at March 31, 2004 was $1,092,340,000, or 14.48% of total assets. This was an increase of $36,744,000 from September 30, 2003 when net worth was $1,055,596,000, or 14.01% of total assets. The increase in the Company's net worth included $65,342,000 from net income. Net worth was reduced by $31,547,000 of cash dividend payments.

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

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $159,042,000 or 20.3% during the six months ended
March 31, 2004.  The Company purchased $493,992,000 and $56,900,000 of available-for-sale and held-to-maturity investment securities, respectively, during the six months ended March 31, 2004. In addition, during the six months ended March 31, 2004, the Company sold $228,171,000 of available-for-sale securities at a net loss of $122,000. As of March 31, 2004, the Company had unrealized gains on available-for-sale securities of $28,111,000, net of tax, which were recorded as part of stockholders' equity.

Loans receivable and securitized assets subject to repurchase: During the six months ended March 31, 2004, the combined total of loans receivable and securitized assets subject to repurchase increased 1.9% to $4,909,012,000 compared to $4,817,508,000 at September 30,2003. The slight increase was consistent with Management's strategy to minimize loan growth during this period of historically low home mortgage rates. Permanent single-family residential loans as a percentage of total loans decreased 72.6% at March 31, 2004 compared to 73.2% at September 30, 2003. The aggregate of construction and land loans (gross of loans in progress) as a percentage of total loans increased to 18.1% at March 31, 2004 compared to 17.6% at September 30, 2003.

Non-performing assets: Loans are placed on nonaccrual status when, in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. The Company does not accrue interest on loans 90 days past due or more. Real estate acquired by foreclosure or deed-in-lieu thereof ("REO") is classified as real estate held for sale until it is sold. When property is acquired, it is recorded at the lower of carrying or fair value at the date of acquisition, and any writedown resulting therefrom is charged to the allowance for loan losses. Interest accrual ceases on the date of acquisition and costs incurred in maintaining the property from that date forward are expensed as incurred. Costs incurred for the improvement or developement of such property are capitalized. Non-performing assets decreased 8.1% during the six months ended March 31, 2004 to $25,216,000 from $27,434,000 at September 30, 2003.

The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Company at the dates indicated.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                     March 31,   September 30,
                                       2004          2003
                                    ----------    ----------
                                      (Dollars in thousands)
Restructed loans (1) ............... $    1,465    $   2,551
Nonaccrual loans:
   Single-family residential .......     16,210       12,711
   Construction and land ...........        439        3,227
   Commercial real estate ..........          -            -
   Consumer ........................          -            -
                                     ----------   ----------
      Total nonaccrual loans (2) ...     16,649       15,938
Total REO (3) ......................      8,567       11,496
                                     ----------   ----------
Total non-performing assets ........ $   25,216   $   27,434
                                     ==========   ==========
Total non-performing assets and
 restructured loans ................ $   26,681   $   29,985
                                     ==========   ==========
Total non-performing assets and
 restructured loans as a percentage
 of total assets ...................      0.35%         0.40%
                                     ==========   ==========


(1)    Performing in accordance with restructured terms.

(2) The Company recognized interest income on nonaccrual loans of approximately $242,000 in the quarter ended March 31, 2004. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $916,000 for the quarter ended March 31, 2004.

       In addition to the nonaccrual loans reflected in the above table, at March 31, 2004, the Company had $1.2 million of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed nonperforming, the Company's ratio of total nonperforming assets and restructured loans as a percent of total assets would have been .37% at March 31, 2004.

(3) Total REO (included in real estate held for sale on the Balance Sheet) includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allocation of the allowance for loan losses: The following table shows the allocation of the Company's allowance for loan losses at the dates indicated.


                                    March 31, 2004               September 30, 2003
                               ------------------------       ------------------------
                                               Loans to                      Loans to
                                 Amount      Total Loans (1)   Amount      Total Loans (1)
                               ----------    -----------      ----------    -----------
                                                    (in thousands)
Real estate:
    Permanent ................. $   9,267         80.5%        $   9,940         74.3%
    Multi-family ..............     6,356           7.5            5,795           9.2
    Land ......................     2,975           0.8            2,929           4.2
    Construction ..............     6,864          11.2            7,142          12.3
                               ----------    ----------       ----------    ----------
                                $  25,462        100.0%        $  25,806        100.0%
                               ==========    ==========       ==========    ==========

(1) The percentage is based on gross loans (including securitized assets subject to repurchase) before allowance for loan losses, loans in process and deferred loan origination costs.

Intangible assets: Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assest acquired. The core deposit intangible and non-compete agreement intangible are acquired assets that lack physical substance but can be distinguished from goodwill. Goodwill is no longer amortized, but rather is evaluated for impairment on an annual basis. Other intangible assets are amortized over their estimated useful lives and are subject to impairment testing when events or circumstances change. If circumstances indicate that the carrying value of the assets may not be recoverable, an impairment charge could be recorded. There was no impairment at March 31, 2004. The Company will continue to evaluate these assets and, if appropriate, provide for any diminution in value.

Customer accounts: Customer accounts decreased $16,852,000, or 0.37%, to $4,560,746,000 at March 31, 2004 compared with $4,577,598,000 at
September 30, 2003.

FHLB advances and other borrowings: Total borrowings remained unchanged at $1,750,000,000 during the six months ended March 31, 2004.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Income: The quarter ended March 31, 2004 produced net income of $32,520,000 compared $37,704,000 for the same quarter one year ago, a 13.7% decrease. Net income for the six months ended March 31, 2004 was $65,342,000 compared to $74,822,000 for the six months ended March 31, 2003, a 12.7% decrease. Net income decreased primarily as a result of margin compression caused by lower yielding loans combined with slower loan prepayments (which reduces the amount of net deferred loan fees accreted into income).

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

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Rate / Volume Analysis:


                                     Comparison of Quarters Ended       Comparison of Six Months Ended
                                         3/31/04 and 3/31/03                 3/31/04 and 3/31/03
                                    Volume     Rate        Total        Volume      Rate       Total
                                   -------   -------      -------      -------    -------     --------
                                                             (In thousands)
Interest Income:
  Loan Portfolio ................. $ 2,343   $(9,603)   $  (7,260)   $    321   $(20,743)  $ (20,422)
  Mortgaged-backed securities ....    (998)   (2,813)      (3,811)     (5,547)    (4,745)    (10,292)
  Investments (1) ................     560    (1,133)        (573)      2,817     (3,132)       (315)
                                    ------    ------       ------      ------     ------      ------
  All interest-earning assets ....   1,905   (13,549)     (11,644)     (2,409)   (28,620)    (31,029)
                                    ------    ------       ------      ------     ------      ------

Interest Expense:
  Customer Accounts ..............     680    (7,061)      (6,381)        970    (17,009)    (16,039)
  FHLB advances and other
  borrowings .....................       -       222          222          28        205         233
                                    ------    ------       ------      ------     ------      ------

All interest-bearing libilities ..     680    (6,839)      (6,159)        998    (16,804)    (15,806)
                                    ------    ------       ------      ------     ------      ------

Change in net interest income .... $ 1,225  $ (6,710)    $ (5,485)    $(3,407)  $(11,816)  $ (15,223)
                                    ======    ======       ======      ======     ======      ======

(1) Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accretion of loan fees and discounts on securities for the quarter ended March 31, 2004 totaled $7,890,000, a $1,739,000 decrease from the same quarter one year ago. Accretion of loan fees and discounts on securities for the six months ended March 31, 2004 totaled $16,579,000, a $6,241,000 decrease from the same period one year ago. Decreased accretion of loan fees and discounts on securities occurred due to a slow down of prepayments on loans and mortgage-backed securities.

Provision for Loan Losses: The Company provided no provision for loan losses during the quarter, compared to $150,000 for the same quarter last year. For the six months ended March 31, 2004, the Company provided no provision for loan losses, compared to $1,400,000 for the same period one year ago. This decrease was primarily due to strong asset quality indicators. Nonperforming assets amounted to $25,216,000 or .33% of total assets at March 31, 2004 compared to $28,080,000 or .38% of total assets one year ago. Delinquencies on permanent loans have decreased from $24,400,000 at March 31, 2003 to $23,100,000 at March 31, 2004. Net
charge-offs of $169,000 for the quarter ended March 31, 2004 remained low and were consistent with the $85,000 of net charge-offs for the quarter ended March 31, 2003. However, weak economic conditions, including unemployment that is higher than the national average, continue in the Company's primary markets.

The following table analyzes the Company's allowance for loan losses at the dates indicated.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                                Quarter                         Six Months
                                             ended March 31,                  ended March 31,
                                        -------------------------       --------------------------
                                        2004              2003           2004              2003
                                      --------         --------       ---------        ---------
                                                            (in thousands)
Beginning balance:                     $ 25,631         $ 24,550       $ 25,806         $ 23,912
Charge-offs:
    Real Estate:
        Permanent ..................        105               40            198              152
        Multi-family ...............          -                -              -                -
        Land .......................          1               30             43               30
        Construction ...............         75               15            146              515
                                       --------         --------       --------         --------
                                            181               85            387              697

Recoveries:
    Real Estate:
        Permanent .................          12                -             12                -
        Multi-family ..............           -                -              -                -
        Land ......................           -                -             31                -
        Construction ..............           -                -              -                -
                                       --------         --------       --------         --------
                                             12                -             43                -

Net charge-offs ...................         169               85            344              697
Acquired through acquisition ......           -                -              -                -
Provision for loan losses .........           -              150              -            1,400
                                       --------         --------       --------         --------
Ending balance ....................    $ 25,462         $ 24,615       $ 25,462         $ 24,615
                                       ========         ========       ========         ========

Ratio of net charge-offs to
average loans outstanding .........       0.00%            0.00%          0.01%            0.01%
                                       ========         ========       ========         ========


Other Income: The quarter ended March 31, 2004 produced total other income of $1,943,000 compared to $5,604,000 for the same quarter one year ago, a 65.3% decrease. Total other income for the six months ended March 31, 2004 was $4,666,000 compared to $7,797,000 for the six months ended March 31, 2003, a 40.2% decrease. Total other income for the quarter and six months ended March 31, 2003 included a $3,382,000 gain on sale of real estate. Total other income for the quarter and six months ended March 31, 2004 included a net loss of $659,000 and $122,000, respectively, on the sale of securities. Included in these net amounts was a $775,000 loss resulting from the discontinuance of a cash flow hedge, recorded at the point the forecasted transaction was deemed probable of not occurring.

Other Expense: The quarter ended March 31, 2004 produced total other expense of $11,103,000 compared to $11,868,000 for the same quarter one year ago, a 6.4% decrease. Total other expense for the six months ended March 31, 2004 was $21,882,000 compared to $23,520,000 for the six months ended March 31, 2003, a 7.0% decrease. Total other expense for the quarter and six months ended
March 31, 2004 equaled .59% and .58%, respectively, of average assets, compared to .65% and .64%, respectively, for the same periods one year ago. The number of staff, including part-time employees on a full-time equivalent basis, was 754 at March 31, 2004 compared to 724 at March 31, 2003, however, compensation expense remained relatively flat due to the decline in bonus compensation.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Taxes: Income taxes decreased $2,807,000 or 13.7% and $5,144,000 or 12.6% for the quarter and six month periods ended March 31, 2004, respectively, when compared to the same periods one year ago, due to a lower taxable income base. The effective tax rate was 35.25% for all periods presented.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that there has been no material changes in the Company's quantitative and qualitative information about market risk since September 30, 2003. For a complete discussion of the Company's quantitative and qualitative market risk, see "Marnagement's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2003 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company's only stock repurchase program was publicly announced by the Board of Directors on Febuary 3, 1995 and has no expiration date. Under this ongoing program, a total of 19,960,240 shares have been authorized for repurchase. There were no purchases during any of the three months in the quarter ended March 31, 2004. As of March 31, 2004, 3,094,103 shares may still be purchased under the program.

Item 3.     Defaults Upon Senior Securities

Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Washington Federal, Inc. was held on January 21, 2004. Three nominees for reelection as Directors, Derek
L. Chinn, W. Alden Harris and Guy C. Pinkerton, were reelected for three-year terms. One nominee for election as Director, Thomas F. Kenney, was elected to a one-year term. The votes cast for Derek L. Chinn were 53,817,086 shares. The votes cast for W. Alden Harris were 53,566,098 shares. The votes cast for Guy C. Pinkerton were 64,280,559 shares. The votes cast for Thomas F. Kenney were 64,108,382 shares.

The stockholders ratified the appointment of Deloitte & Touche LLP as the Company's independent public accountants for the fiscal year 2004 with 69,297,883 shares cast for the proposal.

Item 5.     Other Information

Not applicable

Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

        31.1   Section 302 Certification by the Chief Executive Officer

        31.2   Section 302 Certification by the Chief Financial Officer

        32 Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


Part II - Other Information

(b)     Report on Form 8-K

        1. Report filed January 16, 2004. Item included: Item 9. Regulation FD Disclosure. The report stated that at the Company's annual meeting of stockholders on January 21, 2004, the Board of Directors announced a 10% stock dividend.

         2. Report filed January 23, 2004. Items included: Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition. The report stated that the Company announced by press release its earnings for the quarter ended December 31, 2003 and included a copy of the Company's fact sheet which presents certain detailed financial information about the Company as an exhibit to the report.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        /s/ Roy M. Whitehead
May 11, 2004                            --------------------------------------
                                        ROY M. WHITEHEAD
                                        Vice Chairman, President and Chief
                                        Executive Officer



                                        /s/ Brent J. Beardall
May 11, 2004                            --------------------------------------
                                        BRENT J. BEARDALL
                                        Senior Vice President and Chief
                                        Financial Officer