Form 10-Q
period 2004-06-30
WASHINGTON FEDERAL INC
filed 2004-08-09
CIK 936528

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the quarterly period ended                 June 30, 2004

                                     or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         TITLE OF CLASS:                        AT AUGUST 1, 2004

   Common stock, $1.00 par value                78,456,824

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                               PART I
Item 1. Financial Statements

              The Consolidated Financial Statements of Washington Federal,Inc. and
              Subsidiaries filed as a part of the report are as follows:

              Consolidated Statements of Financial Condition
              as of June 30, 2004 and September 30, 2003 ................................   Page 3

              Consolidated Statements of Operations for the quarter
              and nine months ended June 30, 2004 and 2003 ..............................   Page 4

              Consolidated Statements of Cash Flows for the
              nine months ended June 30, 2004 and 2003 ..................................   Page 5

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

Item 3.    Defaults Upon Senior Securities ..............................................  Page 18

Item 4.    Submission of Matters to a Vote of Secuirty Holders ..........................  Page 18

Item 5.    Other Information ............................................................  Page 18

Item 6.    Exhibits and Reports on Form 8-K .............................................  Page 19

           Signatures ...................................................................  Page 20


                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                           June 30, 2004     September 30, 2003
                                                                          --------------     ------------------
                                                                           (In thousands, except share data)

ASSETS
Cash and cash equivalents .........................................         $   720,959          $  1,437,208
Securities purchased under agreements to resell ...................             200,000                     -
Available-for-sale securities, including encumbered
   securities of $68,094 and $76,921, at fair value................             925,136               781,798
Held-to-maturity securities, including encumbered
    securities of $58,623 and $75,690, at amortized cost...........             164,278               154,178
Securitized assets subject to repurchase, net......................             124,482               210,782
Loans receivable, net .............................................           4,830,653             4,606,726
Interest receivable ...............................................              31,224                29,489
Premises and equipment, net .......................................              61,634                60,942
Real estate held for sale .........................................               9,095                16,204
FHLB stock ........................................................             146,258               143,851
Intangible assets .................................................              59,270                60,336
Other assets ......................................................              11,406                34,461
                                                                            -----------           -----------
                                                                            $ 7,284,395           $ 7,535,975
                                                                            ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Customer accounts
    Savings and demand accounts ...................................         $ 4,531,015           $ 4,520,051
    Repurchase agreements with customers ..........................              41,484                57,547
                                                                            -----------           -----------
                                                                              4,572,499             4,577,598
FHLB advances .....................................................           1,400,000             1,650,000
Other borrowings...................................................             100,000               100,000
Advance payments by borrowers for taxes and insurance .............              14,595                23,281
Federal and state income taxes ....................................              53,887                70,011
Accrued expenses and other liabilities ............................              46,681                59,489
                                                                            -----------           -----------
                                                                              6,187,662             6,480,379
STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, 100,000,000 shares authorized;
     94,316,377 and 94,109,168 shares issued; and 78,443,825
     and 78,290,836 shares outstanding ............................              94,316                85,554
Paid-in capital ...................................................           1,159,028             1,085,650
Accumulated other comprehensive income, net of taxes ..............              21,918                34,624
Treasury stock, at cost; 15,872,552 and 15,818,332 shares .........            (208,874)             (207,337)
Retained earnings .................................................              30,345                57,105
                                                                            -----------           -----------
                                                                              1,096,733             1,055,596
                                                                            -----------           -----------
                                                                            $ 7,284,395           $ 7,535,975
                                                                            ===========           ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Quarter Ended  June 30,        Nine Months Ended June 30,

                                                                -------------------------       --------------------------
                                                                 2004              2003           2004              2003

                                                                --------         --------       ---------        ---------
                                                                          (In thousands, except per share data)

INTEREST INCOME
Loans and securitized assets subject to repurchase  .......     $ 82,651         $ 86,028       $247,434         $271,233
Mortgage-backed securities .................................      11,659           15,355         35,773           49,760
Investment securities and cash equivalents..................       8,900            8,579         25,367           25,362
                                                                --------         --------       --------         --------
                                                                 103,210          109,962        308,574          346,355

INTEREST EXPENSE
Customer accounts ..........................................      21,101           24,731         63,971           83,641
FHLB advances and other borrowings .........................      19,939           22,185         64,531           66,543
                                                                --------         --------       --------         --------
                                                                  41,040           46,916        128,502          150,184
                                                                --------         --------       --------         --------
NET INTEREST INCOME ........................................      62,170           63,046        180,072          196,171
Provision (reversal of reserve) for loan losses ............        (231)             100           (231)           1,500
                                                                --------         --------       --------         --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ........      62,401           62,946        180,303          194,671

OTHER INCOME
Gain (loss) on sale of securities, net .....................        (596)             489           (719)             489
Gains on sale of real estate ...............................           -                -              -            3,382
OTHER ......................................................       2,635            2,831          7,423            7,246
                                                                --------         --------       --------         --------
                                                                   2,039            3,320          6,704           11,117

OTHER EXPENSE
Compensation and fringe benefits ...........................       7,860            7,327         23,209           23,299
Occupancy ..................................................       1,429            1,316          4,342            3,919
Other ......................................................       1,352            1,769          4,972            6,714
                                                                --------         --------       --------         --------
                                                                  10,641           10,412         32,523           33,932
Gain (loss) on real estate acquired through
     foreclosure, net ......................................         303              162            556             (278)
                                                                --------         --------       --------         --------
INCOME BEFORE INCOME TAXES .................................      54,102           56,016        155,040          171,578
Income taxes ...............................................      19,070           19,605         54,666           60,345
                                                                --------         --------       --------         --------
NET INCOME .................................................    $ 35,032         $ 36,411       $100,374         $111,233
                                                                ========         ========       ========         ========

PER SHARE DATA
Basic earnings .............................................    $   0.45         $   0.48       $   1.28         $   1.45
Diluted earnings ...........................................         .44              .47           1.27             1.44
Cash dividends .............................................         .21              .20            .61              .58
Weighted average number of shares outstanding,
  including dilutive stock options .........................  79,090,964       77,162,418     79,176,510       77,177,307

Return on average assets ...................................        1.91%            2.00%          1.79%            2.02%

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Nine Months Ended
                                                                                 ----------------------------
                                                                                 June 2004          June 2003
                                                                                 ----------         ----------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .............................................................         $ 100,374          $ 111,233
Adjustments to reconcile net income to net cash provided by
 operating activities
  Amortization of fees, discounts, and premiums, net ...................            (5,967)           (11,643)
  Amortization of intangible assets ....................................             1,066                  -
  Depreciation .........................................................             1,905              2,605
  Provision (reversal of reserve) for loan losses ......................              (231)             1,500
  Loss (gain) on investment securities and real estate held for sale,net               164               (211)
  Decrease (increase) in accrued interest receivable ...................            (1,735)            10,400
  Decrease in income taxes payable .....................................            (9,206)            (2,185)
  FHLB stock dividends .................................................            (2,407)            (6,282)
  Decrease in other assets .............................................             6,867              1,021
  Decrease in accrued expenses and other liabilities ...................           (12,808)            (5,348)
                                                                                 ---------          ---------
Net cash provided by operating activities ..............................            78,022            101,090

CASH FLOWS FROM INVESTING ACTIVITIES
Loans and contracts originated
  Loans on existing property ...........................................          (855,413)          (727,847)
  Construction loans ...................................................          (405,941)          (361,255)
  Land loans ...........................................................          (182,970)          (117,547)
  Loans refinanced .....................................................           (71,690)           (92,642)
                                                                                 ---------          ---------
                                                                                (1,516,014)        (1,299,291)
Savings account loans originated .......................................            (1,253)            (1,284)
Loan principal repayments ..............................................         1,296,641          1,931,022
Increase in undisbursed loans in process ...............................            79,421             31,834
Loans purchased ........................................................            (1,800)          (264,327)
Securities purchased under agreemments to resell .......................          (200,000)                 -
Available-for-sale securities purchased.................................          (598,990)          (269,995)
Principal payments and maturities of available-for-sale securities .....           204,590            372,863
Available-for-sale securities sold......................................           253,171             50,000
Held-to-maturity securities purchased ..................................           (56,900)          (100,000)
Principal payments and maturities of held-to-maturity securities .......            47,194             84,909
Proceeds from sales of real estate held for sale .......................            12,582             10,979
Premises and equipment purchased, net ..................................            (2,597)            (6,792)
                                                                                 ---------          ---------
Net cash provided (used) by investing activities .......................          (483,955)           539,918

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in customer accounts ......................................            (5,099)          (167,239)
Net decrease in borrowings .............................................          (250,000)                 -
Proceeds from exercise of common stock options .........................             2,590              2,640
Dividends paid .........................................................           (47,929)           (44,369)
Proceeds from Employee Stock Ownership Plan ............................               747                772
Treasury stock purchased, net ..........................................            (1,939)           (10,034)
Decrease in advance payments by borrowers for taxes and insurance ......            (8,686)           (10,140)
                                                                                 ---------          ---------
Net cash used by financing activities ..................................          (310,316)          (228,370)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................          (716,249)           412,638
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................         1,437,208            975,153
                                                                                 ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................        $  720,959         $1,387,791
                                                                                 =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NON-CASH INVESTING ACTIVITIES
  Real estate acquired through foreclosure .............................        $    4,918           $  9,007
CASH PAID DURING THE PERIOD FOR
  Interest .............................................................           130,642            151,189
  Income taxes .........................................................            65,018             63,160

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTER AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTER AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)



                                     Quarter Ended June 30,         Nine Months Ended June 30,
                                       2004          2003               2004          2003
                                    ----------    ----------         ----------    ----------
                                                (in thousands, except per share data)
Net income, as reported ............ $  35,032     $  36,411          $ 100,374     $ 111,233

Deduct:  Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax
 effects ...........................      (448)         (278)            (1,343)         (833)
                                      ---------    ----------          ---------    ----------
Pro forma net income................ $  34,584     $  36,133          $  99,031     $ 110,400
                                     =========    ==========          =========    ==========

Earnings per share:

 Basic - as reported                 $    0.45     $    0.48          $    1.28     $    1.45
 Basic - pro forma                        0.44          0.47               1.26          1.44

 Diluted - as reported                    0.44          0.47               1.27          1.44
 Diluted - pro forma                      0.44          0.47               1.25          1.43


Certain reclassifications have been made to the financial statements to conform prior periods to current classifcations.


NOTE B - Dividends

Dividends per share increased to 21 cents for the quarter ended June 30, 2004 compared with 20 cents for the same period one year ago. On July 23, 2004, the Company paid its 86th consecutive quarterly cash dividend.

On January 21, 2004, the Board of Directors of the Company declared an eleven-for-ten stock split in the form of a 10% stock dividend to stockholders of record on February 6, 2004, which was distributed on February 20, 2004.
All previously reported share and per share amounts have been adjusted accordingly.

NOTE C - Comprehensive Income

The Company's comprehensive income includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities and forward commitments to purchase or sell mortgage-backed securities. Total comprehensive income for the quarters ended June 30, 2004 and June 30, 2003 totaled $22,304,000 and $30,411,000, respectively.
Total comprehensive income for the nine months ended June 30, 2004 and June 30, 2003 totaled $87,668,000 and $94,232,000, respectively. The difference between the Company's net income and total comprehensive income equals the change in the net unrealized gain or loss, net of tax, on securities available-for-sale and forward commitments to purchase or sell mortgage-backed securities during the applicable periods.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTER AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)

Note D - Allowance for Losses on Loans and Securitized Assets Subject to Repurchase

The following table summarizes the activity in the allowance for loan losses (including securitized assets subject to repurchase) for the quarter and nine months ended June 30, 2004 and 2003:

                                           Quarter                          Nine Months
                                         Ended June 30,                  Ended June 30,
                                       2004          2003               2004          2003
                                    ----------    ----------         ----------    ----------
                                        (in thousands)                   (in thousands)
Balance at beginning of period...... $  25,462     $  24,615          $  25,806     $  23,912
Provision  (reversal of reserve)
  for loan losses...................      (231)          100               (231)        1,500
Charge-offs.........................       (84)         (219)              (471)         (916)
Recoveries..........................        47            20                 90            20
                                     ---------    ----------          ---------    ----------
Balance at end of period............ $  25,194     $  24,516          $  25,194     $  24,516
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

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate and hold for investment fixed-rate single family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At June 30, 2004, the Company had a negative one-year maturity gap of approximately 21% of total assets, compared to a 15% negative one-year maturity gap as of June 30, 2003. The slight increase in interest rate risk is the result of the Company investing a portion of its short-term assets into longer term assets.

The interest rate spread increased to 2.77% at June 30, 2004 from 2.47% at September 30, 2003 primarily due to a shift in the asset mix and the repayment of long-term borrowings. As of June 30, 2004, the Company had $920,959,000 in short-term assets (original maturities less than one year), a decrease of $516,249,000 from September 30, 2003. This decrease in short-term assets resulted from a reduction in cash associated with the retirement of $250,000,000 in borrowings combined with loan growth and investment purchases. This liquidity, which represents 13% of total assets, provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth at June 30, 2004 was $1,096,733,000, or 15.06% of total assets. This was an increase of $41,137,000 from September 30, 2003 when net worth was $1,055,596,000, or 14.01% of total assets. The increase in the Company's net worth included $100,374,000 from net income. Net worth was reduced by $47,929,000 of cash dividend payments.

The Company's percentage of net worth to total assets is among the highest in the industry and is over three times the minimum required under Office of Thrift Supervision regulations. Management believes this strong net worth position will help protect earnings against interest rate risk and enable it to compete more effectively for controlled growth through acquisitions, de novo expansion and increased customer deposits.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN FINANCIAL CONDITION

Securities purchased under agreements to resell: During the current quarter the Company entered into a repurchase agreement for $200,000,000 that hs a maturity date of March 5, 2005.

Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $143,338,000 or 18.3% during the nine months ended
June 30, 2004.  The Company purchased $598,990,000 and $56,900,000 of available-for-sale and held-to-maturity investment securities, respectively, during the nine months ended June 30, 2004. In addition, during the nine months ended June 30, 2004, the Company sold $253,171,000 of available-for-sale securities at a net loss of $719,000. As of June 30, 2004, the Company had unrealized gains on available-for-sale securities of $17,903,000, net of tax, which were recorded as part of stockholders' equity.

Loans receivable and securitized assets subject to repurchase: During the nine months ended June 30, 2004, the combined total of loans receivable and securitized assets subject to repurchase increased 2.9% to $4,955,135,000 compared to $4,817,508,000 at September 30,2003. This modest growth was consistent with Management's strategy to increase net loans during this period of increasing home mortgage rates. Permanent single-family residential loans as a percentage of total loans decreased 71.8% at June 30, 2004 compared to 74.0% at September 30, 2003. The aggregate of construction and land loans (gross of loans in process) as a percentage of total loans increased to 19.5% at June 30, 2004 compared to 16.5% at September 30, 2003.

Non-performing assets: Loans are placed on nonaccrual status when, in the judgement of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. The Company does not accrue interest on loans 90 days past due or more. Real estate acquired by foreclosure or deed-in-lieu thereof ("REO") is classified as real estate held for sale until it is sold. When property is acquired, it is recorded at the lower of carrying or fair value at the date of acquisition, and any writedown resulting therefrom is charged to the allowance for loan losses. Interest accrual ceases on the date of acquisition and costs incurred in maintaining the property from that date forward are expensed as incurred. Costs incurred for the improvement or developement of such property are capitalized. Non-performing assets decreased 47.4% during the nine months ended June 30, 2004 to $14,441,000 from $27,434,000 at September 30, 2003, due to a strong housing market in the western United States and increased sales of real estate held for sale.

The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Company at the dates indicated.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                      June 30,   September 30,
                                       2004          2003
                                    ----------    ----------
                                      (Dollars in thousands)
Restructed loans (1) ............... $    1,450    $   2,551
Nonaccrual loans:
   Single-family residential .......      7,035       12,711
   Construction and land ...........      3,124        3,227
                                     ----------   ----------
      Total nonaccrual loans (2) ...     10,159       15,938
Total REO (3) ......................      4,282       11,496
                                     ----------   ----------
Total non-performing assets ........ $   14,441   $   27,434
                                     ==========   ==========
Total non-performing assets and
 restructured loans ................ $   15,891   $   29,985
                                     ==========   ==========
Total non-performing assets and
 restructured loans as a percentage
 of total assets ...................      0.22%         0.40%
                                     ==========   ==========


(1)    Performing in accordance with restructured terms.

(2) The Company recognized interest income on nonaccrual loans of approximately $277,000 in the quarter ended June 30, 2004. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $754,000 for the quarter ended June 30, 2004.

       In addition to the nonaccrual loans reflected in the above table, at June 30, 2004, the Company had $929,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed nonperforming, the Company's ratio of total nonperforming assets and restructured loans as a percent of total assets would have been .23% at June 30, 2004.

(3) Total REO (included in real estate held for sale on the Statement of Financial Condition) includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allocation of the allowance for loan losses: The following table shows the allocation of the Company's allowance for loan losses at the dates indicated.


                                     June 30, 2004               September 30, 2003
                               ------------------------       ------------------------
                                               Loans to                      Loans to
                                 Amount      Total Loans 1     Amount      Total Loans  1
                               ----------    -----------      ----------    -----------
                                                    (in thousands)
Real estate:
    Permanent ................. $   8,348          71.8%       $   9,940          74.3%
    Multi-family ..............     6,189           8.7            5,795           9.2
    Land ......................     3,089           5.0            2,929           4.2
    Construction ..............     7,568          14.5            7,142          12.3
                               ----------    ----------       ----------    ----------
                                $  25,194        100.0%        $  25,806        100.0%
                               ==========    ==========       ==========    ==========

1 The percentage is based on gross loans (including securitized assets subject to repurchase) before allowance for loan losses, loans in process and deferred loan origination costs.

Customer accounts: Customer accounts decreased $5,099,000, or 0.11%, to $4,572,499,000 at June 30, 2004 compared with $4,577,598,000 at
September 30, 2003.

FHLB advances and other borrowings: Total borrowings decreased
$250,000,000, or 14.3%, to $1,500,000,000 at June 30, 2004,
compared with $1,750,000,000 at Septemeber 30, 2003 due to the repayment of a FHLB advance during the quarter.

RESULTS OF OPERATIONS

Net Income: The quarter ended June 30, 2004 produced net income of $35,032,000 compared to $36,411,000 for the same quarter one year ago, a 3.8% decrease. Net income for the nine months ended June 30, 2004 was $100,374,000 compared to $111,233,000 for the nine months ended June 30, 2003, a 9.8% decrease. Net income decreased primarily as a result of margin compression caused by lower yielding loans combined with slower loan prepayments (which reduces the amount of net deferred loan fees accreted into income).

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

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Rate / Volume Analysis:


                                     Comparison of Quarters Ended       Comparison of Nine Months Ended
                                         6/30/04 and 6/30/03                 6/30/04 and 6/30/03
                                    Volume     Rate        Total        Volume      Rate       Total
                                   -------   -------      -------      -------    -------     --------
                                                             (In thousands)
Interest Income:
  Loan Portfolio ................. $ 4,581   $(7,958)   $  (3,377)   $  5,076   $(28,875)  $ (23,799)
  Mortgaged-backed securities ....    (721)   (2,975)      (3,696)     (6,367)    (7,620)    (13,987)
  Investments (1) ................    (935)    1,256          321       1,934     (1,929)          5
                                    ------    ------       ------      ------     ------      ------
  All interest-earning assets ....   2,925    (9,677)      (6,752)        643    (38,424)    (37,781)
                                    ------    ------       ------      ------     ------      ------

Interest Expense:
  Customer Accounts ..............     901    (4,531)      (3,630)      1,904    (21,574)    (19,670)
  FHLB advances and other
  borrowings .....................  (2,290)       44       (2,246)     (1,903)      (109)     (2,012)
                                    ------    ------       ------      ------     ------      ------

All interest-bearing libilities ..  (1,389)   (4,487)      (5,876)          1    (21,683)    (21,682)
                                    ------    ------       ------      ------     ------      ------

Change in net interest income .... $ 4,314  $ (5,190)    $   (876)    $   642   $(16,741)  $ (16,099)
                                    ======    ======       ======      ======     ======      ======

(1) Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accretion of loan fees and discounts on securities for the quarter ended June 30, 2004 totaled $9,682,000, a $3,338,000 decrease from June 30, 2003.
Accretion of loan fees and discounts on securities for the nine months ended June 30, 2004 totaled $26,261,000, a $9,579,000 decrease from the same period one year ago. Decreased accretion of loan fees and discounts on securities occurred due to a slowdown of prepayments on loans and mortgage-backed securities.

Provision for Loan Losses: The Company had a $231,000 reversal of reserve for the quarter ended June 30, 2004, compared to a $100,000 provision for the same quarter last year. The reversal of reserve was recorded due to a reduction in the Company's nonperforming loan balances as well as an improvement in the number of delinquent loans. For the nine months ended June 30, 2004, the Company had a $231,000 reversal of reserve, compared to a $1,500,000 provision for the same period one year ago. This decrease was primarily due to improved asset quality indicators. Nonperforming assets amounted to $14,441,000 or .20% of total assets at June 30, 2004 compared to $33,522,000 or .46% of total assets one year ago. Delinquencies on permanent loans have decreased from $23,700,000 at June 30, 2003 to $16,000,000 at June 30, 2004. Net charge-offs of $37,000 for the quarter ended June 30, 2004 remained low and were less than the $199,000 of net charge-offs for the quarter ended June 30, 2003. It should be noted that uncertain economic conditions, including unemployment that is higher than the national average, continue in the Company's primary markets.

The following table analyzes the Company's allowance for loan losses at the dates indicated.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                                Quarter                         Nine Months
                                              ended June 30,                   ended June 30,
                                        -------------------------       --------------------------
                                        2004              2003           2004              2003
                                      --------         --------       ---------        ---------
                                                            (in thousands)
Beginning balance                      $ 25,462         $ 24,615       $ 25,806         $ 23,912
Charge-offs:
    Real Estate:
        Permanent ..................         84              202            282              354
        Multi-family ...............          -                -              -                -
        Land .......................          -                -             43               30
        Construction ...............          -               17            146              532
                                       --------         --------       --------         --------
                                             84              219            471              916

Recoveries:
    Real Estate:
        Permanent .................           -                3             12                3
        Multi-family ..............           -                -              -                -
        Land ......................          47                -             78                -
        Construction ..............           -               17              -               17
                                       --------         --------       --------         --------
                                             47               20             90               20

Net charge-offs ...................          37              199            381              896
Acquired through acquisition ......           -                -              -                -
Provision (reversal of reserve)
 for loan losses ..................        (231)             100           (231)           1,500
                                       --------         --------       --------         --------
Ending balance ....................    $ 25,194         $ 24,516       $ 25,194         $ 24,516
                                       ========         ========       ========         ========

Ratio of net charge-offs to
average loans outstanding .........       0.00%            0.00%          0.01%            0.02%
                                       ========         ========       ========         ========


Other Income: The quarter ended June 30, 2004 produced total other income of $2,039,000 compared to $3,320,000 for the same quarter one year ago, a 38.6% decrease. Total other income for the quarter ended June 30, 2004 included a net loss on the sale of securities of $596,000, whereas total other income for the quarter ended June 30, 2003 included a net gain on the sale of securities of $489,000. Total other income for the nine months ended June 30, 2004 was $6,704,000 compared to $11,117,000 for the nine months ended June 30, 2003, a 39.7% derease. Total other income for the nine months ended June 30, 2004 included a net loss on securities transactions of $719,000. Included in this net amount was a $775,000 loss resulting from the discontinuance of a cash flow hedge recorded at the point the forecasted transaction was deemed probable of not occurring. Total other income for the nine months ended June 30, 2003 included a $3,382,000 gain on sale of real estate.

Other Expense: The quarter ended June 30, 2004 produced total other expense of $10,641,000 compared to $10,412,000 for the same quarter one year ago, a 2.2% increase. Total other expense for the nine months ended June 30, 2004 was $32,523,000 compared to $33,932,000 for the nine months ended June 30, 2003, a 4.2% decrease. Total other expense for both the quarter and nine months ended June 30, 2004 equaled .58% of average assets, compared to .57% and .62%, respectively, for the same periods one year ago. The number of staff, including part-time employees on a full-time equivalent basis, was 757 at June 30, 2004 compared to 718 at June 30, 2003, however, compensation expense remained relatively flat due to the decline in bonus compensation.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Taxes: Income taxes decreased $535,000 or 2.7% and $5,679,000 or 9.4% for the quarter and nine month periods ended June 30, 2004, respectively, when compared to the same periods one year ago, due to a lower taxable income base. The effective tax rate was 35.25% for all periods presented.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that there have been no material changes in the Company's quantitative and qualitative information about market risk since September 30, 2003, other than the increase in the one year negative gap as described under "Interest Rate Risk" in Item 2 above. For a complete discussion of the Company's quantitative and qualitative market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2003 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer, along with the Company's Senior Vice President and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of the Company of the Company's common stock during the three months ended June 30, 2004.

                                                                                          Maximum
                                                                                       Number of Shares
                                                                     Total Number       That May Yet
                                                                   Purchased as Part    Be Purchased
                                        Total Number   Average       of Publicly       Under the Plan
                                         of Shares    Price Paid      Announced          at the End
                                         Purchased     Per Share        Plan (1)         the Period
                                        ----------    -----------     ----------         -----------
Period:
    April 1, 2004 to April 30, 2004 ....    52,000    $    23.16           52,000          3,042,103
    May 1, 2004 to May 31, 2004 ........    33,000         22.25           33,000          3,009,103
    June 1, 2004 to June 30, 2004 ......         -             -                -                  -
                                        ----------    ----------       ----------         ----------
    Total                                $  85,000    $    22.81        $  85,000          3,009,103
                                        ==========    ==========       ==========         ==========

(1) The Company's only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 19,960,240 shares have been authorized for purchase.


Item 3.     Defaults Upon Senior Securities

Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.     Other Information

Not applicable

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


Part II - Other Information


Item 6.     Exhibits and Reports on Form 8-K

(a)     Exhibits

        31.1   Section 302 Certification by the Chief Executive Officer

        31.2   Section 302 Certification by the Chief Financial Officer

        32 Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

(b)      Reports on Form 8-K

        1. Report filed April 16, 2004. Items included: Item 9. Regulation FD Disclosure and Item 12. Results of
               Operations and Financial Condition. The report stated that the Company announced by press release its earnings for the quarter ended March 31, 2004 and included a copy of the Company's fact sheet which presents certain detailed financial information about the Company as an exhibit to the report.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        /s/ Roy M. Whitehead
August 5, 2004                            --------------------------------------
                                        ROY M. WHITEHEAD
                                        Vice Chairman, President and Chief
                                        Executive Officer



                                        /s/ Brent J. Beardall
August 5, 2004                            --------------------------------------
                                        BRENT J. BEARDALL
                                        Senior Vice President and Chief
                                        Financial Officer