Form 10-K/A
period 2004-09-30
WASHINGTON FEDERAL INC
filed 2004-11-24
CIK 936528

FORM 10-K/A

(Amendment No. 1)
Securities and Exchange Commission
Washington, D.C. 20549

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $1.00 par value per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of Form 10-K/A into which the document is incorporated:

(1) Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2003, are incorporated into Part II, Items 5-8 of this Form 10-K/A.

(2) Portions of the Registrant’s definitive proxy statement for its 2003 Annual Meeting of Stockholders are incorporated into Part III, Items 10-14 of this Form 10-K/A.

INTRODUCTORY NOTE

     The purpose of this Form 10-K/A (Amendment No. 1) is to restate the accompanying consolidated statements of financial condition of Washington Federal, Inc. (the “Company”) as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2003. Subsequent to the issuance of the Company’s September 30, 2003 consolidated financial statements and the filing of its 2003 Annual Report on Form 10-K with the Securities and Exchange Commission, management determined that the accounting for certain components of its derivative instruments was incorrect. The Company has corrected its accounting with respect to the treatment of its derivatives. See Note A to the Company’s Consolidated Financial Statements for a description of the impact of this restatement.

     The Company’s correction of its accounting for certain derivatives effected the 12 quarter period beginning with the three months ended December 31, 2000, through the September 30, 2003 quarter. The accounting policy the Company previously used resulted in the understatement of net income in fiscal 2001 by $3.8 million, in fiscal 2002 by $4.4 million and an overstatement of net income in fiscal 2003 of $.5 million. The cumulative impact of the restatement is an increase in net income of approximately $7.7 million or 1.92% in the aggregate, when compared with the aggregate of previously reported net income for fiscal years 2001 through 2003.

     In addition, this restatement includes a reclassification the Company has made to the consolidated statements of financial condition to reclassify the fair value of the forward contracts (derivatives) from available for sale securities to other assets.

     This Amendment No. 1 on Form 10-K/A makes revisions to Item 1, Item 5, Item 6, Item 7, Item 8, Item 9A, Item 14 and Item 15.

     The principal effects of the restatement on the accompanying financial statements are presented in Note A to the Company’s consolidated financial statements. For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Corporation’s Form 10-K for the year ended September 30, 2003, which has been affected by this restatement. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update those disclosures in any way, except as required to reflect the effects of this restatement.

PART I

     In addition to historical information, this Annual Report on Form 10-K/A includes certain “forward-looking statements,” as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. The Company’s actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding the Company’s intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Company’s loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

     The Association, doing business as Washington Federal Savings, is a federally-chartered savings and loan association that began operations in Washington as a state-chartered mutual association in 1917. In 1935, the Association converted to a federal charter and became a member of the Federal Home Loan Bank (“FHLB”) system. On November 9, 1982, Washington Federal converted from a federal mutual to a federal capital stock association.

     The business of Washington Federal consists primarily of attracting savings deposits from the general public and investing these funds in loans secured by first mortgage liens on single-family dwellings, including loans for the construction of such dwellings, and loans on multi-family dwellings. It also originates other types of loans for its portfolio and invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations. Washington Federal has 118 offices located in Washington, Oregon, Idaho, Arizona, Utah, Nevada and Texas, all of which are full service branches. In 2002 a loan production office was opened in Englewood, Colorado. During fiscal 2003, Washington Federal acquired United Savings and Loan Bank of Seattle (“United”) with its four branches in the Seattle area, opened a new branch in Puyallup, Washington, and consolidated one branch in Nampa, Idaho. Through subsidiaries, the Association is engaged in real estate investment and insurance brokerage activities.

     The principal sources of funds for the Association’s activities are retained earnings, loan repayments (including prepayments), net savings inflows, sales of loans, loan participations, other assets, deposits and borrowings. Washington Federal’s principal sources of revenue are interest on loans, interest and dividends on investments and gains on sale of investments and real estate. Its principal expenses are interest paid on deposits, general and administrative expenses, interest on borrowings and income taxes.

     The Company’s growth has been generated internally and as a result of 12 mergers and three assumptions of deposits. The most recent acquisition was completed in August 2003, when the Company purchased United. The aggregate consideration paid to United shareholders was approximately $65.6 million. Shareholders of United elected to be paid in either common stock of the Company or cash, subject to allocation procedures.

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

Average Statements of Financial Condition

	Year Ended September 30,
	2001			2002			2003
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(In thousands)
Assets
Loans (1)	$5,203,407	$426,240	8.19%	$5,212,093	$406,262	7.79%	$4,740,877	$353,286	7.45%
Mortgage-backed securities	1,220,881	95,898	7.85	970,888	82,980	8.55	664,702	62,021	9.33
Investment securities (2)	140,104	9,859	7.04	516,932	14,618	2.83	1,492,547	25,833	1.73
FHLB stock	118,938	8,067	6.78	127,452	7,942	6.23	135,643	8,155	6.01

Total interest-earning assets	6,683,330	540,064	8.08	6,827,365	511,802	7.50	7,033,769	449,295	6.39
Other assets	247,864			265,779			300,628

Total assets	$6,931,194			$7,093,144			$7,334,397

Liabilities and Stockholders’ Equity
Checking accounts	$137,522	$2,426	1.76%	$181,310	$2,310	1.27%	$213,883	$1,655	.77%
Passbook and statement accounts	133,133	4,066	3.05	145,395	3,201	2.20	166,137	2,114	1.27
Insured money market accounts	595,860	24,514	4.11	921,984	22,231	2.41	1,045,571	14,947	1.43
Certificate accounts (time deposits)	2,759,835	159,566	5.78	3,146,556	122,289	3.89	2,942,724	85,552	2.91
Repurchase agreements with customers	72,215	4,138	5.73	69,621	2,259	3.24	73,322	1,651	2.25
FHLB advances	1,336,025	72,654	5.44	1,558,468	82,359	5.28	1,650,023	85,566	5.19
Securities sold under agreements to repurchase	785,563	45,142	5.75	4,110	140	3.36	100,000	3,387	3.39
Federal funds purchased	142,413	7,614	5.35	5,726	152	2.65	625	12	1.92

Total interest-bearing liabilities	5,962,566	320,120	5.37	6,033,170	234,941	3.89	6,192,285	194,884	3.15
Other liabilities	157,085			152,206			149,478

Total liabilities	6,119,651			6,185,376			6,341,763
Stockholders’ equity	811,543			907,768			992,634

Total liabilities and stockholders’ equity	$6,931,194			$7,093,144			$7,334,397

Net interest income/Interest rate spread		$219,944	2.71%		$276,861	3.61%		$254,411	3.24%

Net interest margin (3)			3.29%			4.06%			3.62%

(1)	The average balance of loans includes securitized assets subject to repurchase and nonaccruing loans, interest on which is recognized on a cash basis. Includes net accretion of deferred loan fees and costs of $14.5 million, $17.5 million and $24.4 million for fiscal years 2001, 2002 and 2003, respectively.

(2)	Includes cash equivalents.

(3)	Net interest income divided by average interest-earning assets.

Lending Activities

     General. The Association’s net portfolio of loans (including securitized assets subject to repurchase) totaled $4.8 billion at September 30, 2003, representing approximately 64% of its total assets. The Company concentrates its lending activities on the origination of conventional mortgage loans, which are loans that are neither insured nor guaranteed by agencies of the United States government.

     Washington Federal has historically concentrated its lending activity on the origination of long-term fixed-rate single-family first lien mortgage loans, single-family adjustable rate construction loans and adjustable rate land development loans.

     The following table sets forth the composition of the Company’s gross loan portfolio, by loan type, as of September 30 for the years indicated.

	1999		2000		2001		2002		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands)
Loans secured by real estate:
Single-family residential	$3,667,463	77.6%	$4,164,131	78.8%	$4,502,558	79.1%	$4,145,122	77.5%	$3,851,720	74.3%
Multi-family	271,673	5.7	288,299	5.5	392,272	6.9	441,648	8.3	479,129	9.2
Land (2)	170,479	3.6	180,745	3.4	193,424	3.4	179,936	3.4	217,214	4.2
Construction (1)	620,459	13.1	646,823	12.3	602,129	10.6	574,866	10.8	639,058	12.3

GROSS LOANS	4,730,074	100.0%	5,279,998	100.0%	5,690,383	100.0%	5,341,572	100.0%	5,187,121	100.0%
Less LIP, def. costs & fees	(351,346)		(330,763)		(302,278)		(293,608)		(369,613)

NET LOANS	$4,378,728		$4,949,235		$5,388,105		$5,047,964		$4,817,508

(1)	Represents loans to builders / intended occupants for the purpose of financing the construction of single-family residences.

(2)	Represents loans to builders / intended occupants for the purpose of financing the acquisition and development of single-family residences.

     The following table summarizes the scheduled contractual gross loan maturities for the Association’s total loan portfolio due for the periods indicated as of September 30, 2003. Amounts are presented prior to deduction of discounts, premiums, loans in process, deferred loan origination fees and allowance for loan losses. Adjustable rate loans are shown in the period in which loan principal payments are contractually due.

		Less than	1 to 5	After 5
	Total	1 Year	Years	Years
	(In thousands)
Contractual Maturities:
Single-family residential	$3,829,098	$32,608	$149,929	$3,646,561
Multi-family	489,570	16,280	180,609	292,681
Land	217,215	177,798	21,371	18,046
Construction	651,238	399,601	1,279	250,358

	$5,187,121	$626,287	$353,188	$4,207,646
Loans maturing after one year:
Adjustable rate	$245,186
Fixed rate	4,315,648

Total	$4,560,834

     The original contractual loan payment period for residential loans originated by the Association normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans remain outstanding an average of less than seven years.

     Lending Programs and Policies. The Association specializes in residential real estate lending and has no present plans to expand its operations into consumer or commercial business loans. The Association offers ‘balloon’ payment loans, which are amortized on a 20- or 30-year basis, but which have a maturity date for the principal balance of a much shorter period. The Association also provides land acquisition and development loans (“land development loans”) and construction loans for single-family residences. The interest rate on these loans generally adjusts every 90 days in accordance with a designated index. Land development and construction loans amounted to $856.2 million, or 16.5% of the Association’s gross loan portfolio, at September 30, 2003. The Association offers a multi-family (five or more dwelling units) lending program with underwriting guidelines, including a $3.5 million limit on any one loan.

     Many of the associations acquired by Washington Federal offered a variety of lending products, including commercial real estate and non-real-estate secured loans, consumer secured loans and non-secured lines of credit. All commercial, consumer and line of credit lending has been discontinued and redirected toward the Association’s traditional lending practices of single-family residential loans. The loans acquired, other than single-family residential real estate loans, are being serviced and payoffs are encouraged.

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

     The Association continues to originate medium- and long-term permanent fixed-rate loans, but in most instances under terms, conditions and documentation that permit sale in the secondary market (see below). Moreover, since 1973, it has been the Association’s general policy to include in the documentation evidencing its conventional mortgage loans a due-on-sale clause, which facilitates adjustment of interest rates on such loans when the property securing the loan is sold or transferred. At September 30, 2003, $3.9 billion, or 74% of the Association’s loan portfolio, was represented by medium- and long-term fixed-rate loans secured by single-family residences.

     All of the Association’s mortgage lending is subject to written, nondiscriminatory underwriting standards, loan origination procedures and lending policies prescribed by the Association’s Board of Directors. Property valuations are required on all real estate loans. Appraisals are prepared by independent appraisers approved by the Association’s management, and all appraisals are reviewed by the Association’s staff. Property evaluations are sometimes utilized on single-family real estate loans of $250,000 or less. These are prepared by the Association’s lending staff. Detailed loan applications are obtained to determine the borrower’s ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and written confirmations. Depending on the size of the loan involved, a varying number of senior officers of the Association must approve the application before the loan can be granted.

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

     When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, Washington Federal considers the additional risk inherent with these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total balance for loans with loan-to-value ratios exceeding 80% at September 30, 2003, was $447 million, with allocated reserves of $1.5 million.

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

     Loan originations come from a number of sources. Residential loan originations result from referrals from real estate brokers, walk-in customers, purchasers of property in connection with builder projects financed by the Association, mortgage brokers, and refinancings for existing customers. Construction loan originations are obtained primarily by direct solicitation of builders and continued business from builders who have previously borrowed from the Association.

     At September 30, 2003, the Association was servicing approximately $35.4 million of loans for others. Sales are made on a yield basis with the difference between the yield to the purchaser and the amount paid by the borrower constituting servicing income to the Association. The sale of loans and loan participations is subject to federal regulations.

     The Association also purchases loans and mortgage-backed securities when lending rates and mortgage volume for new loan originations in its market area do not fulfill its needs. The table below shows total loan (including securitized assets subject to repurchase) origination, purchase, sale and repayment activities of the Association on a consolidated basis as of September 30 for the years indicated.

	1999	2000	2001	2002	2003
	(In thousands)
Loans originated (2):
Construction	$425,190	$451,582	$369,808	$363,420	$487,692
Land	121,853	118,947	130,161	87,212	163,533
Single-family residential	1,095,693	912,423	1,104,869	851,279	1,059,450
Multi-family	126,876	39,338	139,379	128,923	156,437

Total loans originated	1,769,612	1,522,290	1,744,217	1,430,834	1,867,112
Loans purchased (1)	1,138	1,629	2,842	60,874	594,030
Loan principal repayments	(1,481,097)	(961,634)	(1,318,784)	(1,823,281)	(2,604,297)
Net change in loans in process, discounts, etc.	(54,450)	8,222	10,595	(8,568)	(87,301)

Net loan activity increase (decrease)	$235,203	$570,507	$438,870	$(340,141)	$(230,456)

Begining Balance	$4,143,525	$4,378,728	$4,949,235	$5,388,105	$5,047,964
Ending Balance	$4,378,728	$4,949,235	$5,388,105	$5,047,964	$4,817,508

(1)	Includes loans acquired through acquisitions and whole loan purchases.

(2)	Includes undisbursed loans in process and does not include savings account loans, which were not material during the periods indicated.

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

     In making one-to-four family home mortgage loans, the Association does not normally charge a commitment fee. As part of the loan application, the borrower pays the Association for out-of-pocket costs, such as the appraisal fee, in reviewing the application, whether or not the borrower closes the loan. The interest rate charged is normally the prevailing rate at the time the loan application is approved. In the case of construction loans, the Association normally charges an origination fee. Loan origination fees and other terms of multi-family residential loans are individually negotiated.

     Nonperforming Assets. When a borrower fails to make a required payment on a loan, the Association attempts to cure the deficiency by contacting the borrower. Contacts are made after a payment is 30 days past due. In most cases, deficiencies are cured promptly. If the delinquency is not cured within 90 days, the Association may cause the trustee on the deed of trust to institute appropriate action to foreclose the property. If foreclosed, the property will be sold at a public sale and may be purchased by the Association. There are circumstances under which the Association may choose to foreclose a deed of trust as mortgagee, and when this procedure is followed, certain redemption rights are involved.

     Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. The Association does not accrue interest on loans 90 days past due or more. See Note B to the Consolidated Financial Statements included in Item 8 hereof.

     Real estate acquired by foreclosure or deed-in-lieu thereof (“REO” or “Real Estate Owned”) is classified as real estate held for sale until it is sold. When property is acquired, it is recorded at the lower of carrying or fair value at the date of acquisition, and any writedown resulting therefrom is charged to the allowance for loan losses. Interest accrual ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expensed as incurred. Costs incurred for the improvement or development of such property are capitalized. See Note B to the Consolidated Financial Statements included in Item 8 hereof.

     The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Association as of September 30 for the years indicated.

	1999	2000	2001	2002	2003
	(In thousands)
Restructured loans (1)	$12,983	$13,769	$14,129	$2,472	$2,551
Nonaccrual loans:
Single-family residential	8,044	9,272	14,670	11,539	12,711
Construction	3,742	6,123	8,756	4,521	1,788
Land	1,692	735	1,214	7,301	1,439
Multi-family	—	454	454	—	—

Total nonaccrual loans (2)	13,478	16,584	25,094	23,361	15,938
Total REO (3)	6,926	9,463	8,664	10,515	11,496

Total nonperforming assets	$20,404	$26,047	$33,758	$33,876	$27,434

Total nonperforming assets and restructured loans	$33,387	$39,816	$47,887	$36,348	$29,985

Total nonperforming assets and restructured loans as a percent of total assets	0.54%	0.59%	0.68%	0.49%	0.40%

(1) Performing in accordance with restructured terms.

(2) The Association recognized interest income on nonaccrual loans of approximately $427,000 in 2003. Had these loans performed according to their original contract terms, the Association would have recognized interest income of approximately $1,234,000 in 2003.

     In addition to the nonaccrual loans reflected in the above table, at September 30, 2003, the Association had $1.7 million of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed nonperforming, the Association’s ratio of total nonperforming assets and restructured loans as a percent of total assets would have been .43% at September 30, 2003. For a discussion of the Company’s policy for placing loans on nonaccrual status, see Note B to the Consolidated Financial Statements included in Item 8 hereof.

(3) Total REO includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans. See Note H to the Consolidated Financial Statements included in Item 8 hereof.

     The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	September 30,
	1999	2000	2001	2002	2003
	(In thousands)
Beginning balance	$23,854	$21,900	$20,831	$19,683	$23,912
Charge-offs:
Single-family residential	733	94	1,047	1,324	566
Construction	1,326	776	2,251	1,938	683
Land	817	507	547	139	61
Multi-family	255	—	—	—	—

	3,131	1,377	3,845	3,401	1,310
Recoveries:
Single-family residential	52	107	10	399	3
Construction	36	159	828	176	104
Land	202	42	9	55	—
Multi-family	203	—	—	—	—

	493	308	847	630	107

Net charge-offs	2,638	1,069	2,998	2,771	1,203
Acquired through acquisition	—	—	—	—	1,597
Provision for loan losses	684	—	1,850	7,000	1,500

Ending balance	$21,900	$20,831	$19,683	$23,912	$25,806

Ratio of net charge-offs to average loans outstanding	.06%	.02%	.06%	.05%	.03%

     The following table sets forth the allocation of the Company’s allowance for loan losses at the dates indicated.

	September 30,
	1999		2000		2001		2002		2003
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
	(In Thousands)
Allowance allocation:
Single-family residential	$7,146	77.6%	$7,076	78.8%	$6,165	79.1%	$7,823	77.5%	$9,940	74.3%
Multi-family	7,976	5.7	7,068	5.5	7,941	6.9	9,327	8.3	7,142	9.2
Land	2,606	3.6	2,305	3.4	2,134	3.4	3,137	3.4	2,929	4.2
Construction	3,621	13.1	3,597	12.3	2,770	10.6	2,907	10.8	5,795	12.3
Unallocated	551		785		673		718		—

Total allowance for loan losses	$21,900		$20,831		$19,683		$23,912		$25,806

(1) Represents the total amount of the loan category as a % of total loans outstanding.

     The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable and estimable losses inherent in the loan portfolio. The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances and the unallocated allowance. As part of the process for determining the adequacy of the allowance for loan losses, management reviews the loan portfolio for specific weaknesses.

     The formula portion of the general loan loss allowance is established by applying a loss percentage factor to the different loan types. The allowances are provided based on Management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, geographic concentrations, seasoning of the loan portfolio, specific industry conditions, and the duration of the current business cycle. The recovery of the carrying value of loans is susceptible to future market conditions beyond the Company’s control, which may result in losses or recoveries differing from those provided. A portion of the allowance is then allocated to reflect the estimated loss exposure. Residential real estate loans are not individually analyzed for impairment and loss exposure because of the significant number of loans, their relatively small balances and their historically low level of losses. In determining the adequacy of reserves, management considers changes in the size and composition of the loan portfolio, actual historical loan loss experience and current economic conditions among other factors.

     Specific allowances are established in cases where Management has identified significant conditions or circumstances related to a loan that Management believes indicate the probability that a loss has been incurred. The unallocated allowance allows for the estimation risk associated with the formula and specific allowances.

     Real Estate Held for Sale. As one of the Association’s activities, a subsidiary is engaged in the investment and sale of real estate. Also, REO that was acquired in acquisitions of associations has been recorded as real estate held for sale.

     The business of real estate development involves substantial risks, and the results of such activities depend upon a number of factors, including seasonality, the type, location and size of each project, the stage of project development, general economic conditions and the level of mortgage interest rates. Consequently, there may be substantial interperiod variations in the operating results of the Association’s real estate development activities. Moreover, because investing in real estate and real estate development activities are not permissible activities for national banks, the amount of the investment in, and loans to, any subsidiary engaged in such activities is deducted in determining a savings association’s regulatory capital. See “Regulation — The Association — Regulatory Capital Requirements” below.

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

     The following table sets forth the composition of the Association’s investment portfolio, excluding mutual fund investments, as of September 30 for the years indicated.

	2001		2002		2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
U.S. government and agency obligations	$114,234	$110,379	$93,570	$100,569	$120,911	$127,049
State and political subdivisions	25,490	37,185	16,848	18,565	14,129	15,716
Agency mortgage-backed securities	1,110,804	1,158,867	895,265	951,207	602,997	629,079

	$1,250,528	$1,306,431	$1,005,683	$1,070,341	$738,037	$771,844

     The investment portfolio at September 30, 2003 was categorized by maturity as follows:

	Amortized	Wtd Avg
	Cost	Yield
	(In thousands)
Due in less than one year	$96,461	7.08%
Due after one year through five years	—	—
Due after five years through 10 years	14,498	6.34
Due after 10 years	627,078	6.28

	$738,037	6.39%

     During the year the Company invested in two mutual funds that invest primarily in adjustable rate mortgage-backed securities issued by government-sponsored entities. As of September 30, 2003, the Company’s investment in these mutual funds was $170 million, with a fair value of $169 million. Mutual funds have no maturity date. The primary risks associated with these mutual fund investments include price risk resulting from changing interest rates and credit risk associated with the underlying collateral. The weighted-average dividend yield on the two mutual funds was 2.37% as of September 30, 2003.

Sources of Funds

     General. Savings deposits are an important source of the Association’s funds for use in lending and for other general business purposes. In addition to savings deposits, Washington Federal derives funds from loan repayments, advances from the FHLB and other borrowings and, to a lesser extent, from loan sales. Loan repayments are a relatively stable source of funds, while savings inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds, such as savings inflows at less than projected levels. Borrowings may also be used on a longer-term basis to support expanded activities.

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
	(In thousands)
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
	(In thousands)
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
	(In thousands)
Deposits	$3,145,124	$2,685,813	$2,224,075
Withdrawals	2,488,412	2,632,871	2,274,318

Net increase (decrease) in deposits before interest credited	656,712	52,942	(50,243)
Interest credited	194,710	152,288	105,919

Net increase in customer accounts	$851,422	$205,230	$55,676

     Borrowings. The Association obtains advances from the FHLB upon the security of the FHLB capital stock it owns and certain of its home mortgages, provided certain standards related to credit worthiness have been met. See “Regulation — The Association — Federal Home Loan Bank System” below. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Association’s creditworthiness. The FHLB is required to review its credit limitations and standards at least annually. FHLB advances have, from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand Washington Federal’s lending program.

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

     The following table presents certain information regarding borrowings of Washington Federal at the dates and for the years indicated.

	Year Ended September 30,
	2001	2002	2003
	(In thousands)
Federal funds and securities sold to dealers under agreements to repurchase:
Average balance outstanding	$927,976	$9,836	$100,625
Maximum amount outstanding at any month-end during the period	1,285,857	100,000	100,000
Weighted-average interest rate during the period (1)	5.68%	2.97%	3.39%
FHLB advances:
Average balance outstanding	$1,336,025	$1,558,468	$1,650,023
Maximum amount outstanding at any month-end during the period	1,454,000	1,654,000	1,650,000
Weighted-average interest rate during the period (1)	5.51%	5.28%	5.19%
Securities sold to customers under agreements to repurchase:
Average balance outstanding	$72,215	$69,621	$73,322
Maximum amount outstanding at any month-end during the period	88,137	74,487	76,477
Weighted-average interest rate during the period (1)	5.73%	3.24%	2.25%
Total average borrowings	$2,077,513	$1,637,841	$1,821,878
Weighted-average interest rate on total average borrowings (1)	5.60%	5.18%	4.98%

(1)	Interest expense divided by average daily balances.

Other Ratios

     The following table sets forth certain ratios related to the Company for the periods indicated.

	Year Ended September 30,
	2001	2002	2003
Return on assets (1)	1.69%	2.09%	1.98%
Return on equity (2)	14.47	16.35	14.61
Average equity to average assets	11.71	12.80	13.53
Dividend payout ratio (3)	48.21	40.00	41.55

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share divided by net income per share.

Rate/Volume Analysis

     The table below sets forth certain information regarding changes in interest income and interest expense of the Association for the years indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old average volume). The change in interest income and interest expense attributable to changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended September 30,
		2001 vs. 2000			2002 vs. 2001			2003 vs. 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
		In thousands			In thousands			In thousands
Interest income:
Loan portfolio	$47,487	$(6,098)	$41,389	$917	$(20,895)	$(19,978)	$(35,734)	$(17,242)	$(52,976)
Mortgage-backed securities	(6,457)	6,617	160	(19,244)	6,325	(12,919)	(27,522)	6,563	(20,959)
Investments (1)	279	209	488	16,699	(12,064)	4,635	23,488	(12,060)	11,428

All interest-earning assets	41,309	728	42,037	(1,628)	(26,634)	(28,262)	(39,768)	(22,739)	(62,507)

Interest expense:
Customer accounts	15,332	6,643	21,975	35,630	(78,052)	(42,422)	(769)	(45,600)	(46,369)
FHLB advances and other borrowings	8,541	(9,907)	(1,366)	(36,910)	(5,847)	(42,757)	9,245	(2,933)	6,312

All interest-bearing liabilities	23,873	(3,264)	20,609	(1,280)	(83,899)	(85,179)	8,476	(48,533)	(40,057)

Change in net interest income	$17,436	$3,992	$21,428	$(348)	$57,265	$56,917	$(48,244)	$25,794	$(22,450)

(1)	Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle.

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

     One approach used to quantify interest rate risk is the net portfolio value (“NPV”) analysis. This analysis calculates the difference between the present value of interest-bearing liabilities and the present value of expected cash flows from interest-earning assets and off-balance-sheet contracts. The following tables set forth an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (measured in 100-basis-point increments).

September 30, 2003

Change in	Estimated	Estimated Increase	NPV as
Interest Rates	NPV Amount	(Decrease) in NPV Amount	% of Assets
(In thousands)
(Basis Points)
+300	$584,485	$(381,707)	8.29%
+200	774,603	(191,590)	10.62
+100	915,537	(50,655)	12.21
0	966,193	—	12.68
-100	941,019	(25,173)	12.25

September 30, 2002

Change in	Estimated	Estimated Increase	NPV as
Interest Rates	NPV Amount	(Decrease) in NPV Amount	% of Assets
(In thousands)
(Basis Points)
+300	$370,391	$(628,226)	9.41%
+200	641,572	(357,045)	11.58
+100	890,662	(107,955)	13.18
0	998,617	—	13.02
-100	965,566	(33,051)	11.68

At September 30, 2003, the Company’s NPV sensitivity decreased compared to the prior year. This decrease was primarily the result of the continued shift in asset mix toward shorter-term assets. If in the future the Company chooses to reinvest its current short-term investments in longer-term assets (30-year mortgage loans or mortgage-backed securities), the Company’s NPV sensitivity will increase.

Certain assumptions were used in preparing the above table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under the various interest rate scenarios. Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth above.

The NPV analysis presented assumes zero balance sheet growth and constant percentage composition of assets and liabilities (actual results will differ from this assumption). Prepayment rates are derived from market prepayment rates observed on or about the measurement date. As of September 30, 2003, the prepayment rate for a 30 year fixed rate mortgage from 6% to 7% was 21% in the base case, and 8% in the +200 basis point shift. As of September 30, 2003, the prepayment rate for a 30 year fixed rate mortgage backed security from 6% to 7% was 32% in the base case, and 10% in the +200 basis point shift.

The following table sets forth Company guidelines for interest rate risk measured by NPV after shifts in interest rates:

Rate Shock	Minimum NPV Limit
+3%	-0-
+2%	3.0%
+1%	5.0%
-0-	6.0%
-1%	7.0%

As of September 30, 2003 and 2002 the Company’s estimated NPV exceeded the above guidelines.

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

     A savings association is required to deduct the amount of the investment in, and extensions of credit to, a subsidiary engaged in any activities not permissible for national banks. Because the acquisition and development of real estate is not a permissible activity for national banks, the investments in, and loans to, the subsidiary of the Association, which is engaged in such activities, are subject to exclusion from the capital calculation. See “Regulation — The Association — Regulatory Capital Requirements” below.

Employees

     As of September 30, 2003, the Company had approximately 754 employees, including the full-time equivalent of 31 part-time employees and its service corporation employees. None of these employees are represented by a collective bargaining agreement, and the Company has enjoyed harmonious relations with its personnel.

Regulation

     Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company and the Association. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Certain federal banking laws have been recently amended. See “Regulation — The Company — Financial Modernization” below.

The Company

     General. The Company is registered as a savings and loan holding company under the HOLA and is subject to OTS regulation, examination, supervision and reporting requirements.

     USA Patriot Act of 2001. In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money-laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

     Financial Modernization. Under the Gramm-Leach-Bliley Act, enacted into law on November 12, 1999, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under Section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies, and those formed pursuant to an application filed with the OTS before May 4, 1999, may engage in any activity, including non-financial or commercial activities, provided such companies control only one savings and loan association that meets the Qualified Thrift Lender (“QTL”) test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted.

     Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company that holds only one subsidiary savings institution; however, if the savings institution subsidiary of such a holding company fails to meet a QTL test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See “The Association — Qualified Thrift Lender Test” below.

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

     Federal Securities Laws. The Company’s common stock is registered with the Securities and Exchange Commission (“SEC”) under Section 12(g) of the Securities Exchange Act of 1934 (“Exchange Act”). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

     Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act. The SOA includes specific additional disclosure requirements and new corporate governance rules, among other things, applicable to public companies.

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

     The risk-based capital standard requires savings associations to maintain a minimum ratio of total capital to risk-weighted assets of 8.0%. Total capital consists of core capital (defined above) and supplementary capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the required amount of risk-based capital, total assets, including certain off-balance-sheet items, are multiplied by a risk-weight factor based on the risks inherent in the type of assets held by an institution. The risk categories range from 0% for low-risk assets such as U.S. Treasury securities and GNMA securities to 100% for various types of loans and other assets deemed to be of higher risk. Single-family mortgage loans having loan-to-value ratios not exceeding 80% and meeting certain additional criteria, as well as certain multi-family residential property loans, qualify for a 50% risk-weight treatment. The book value of each asset is multiplied by the risk factor applicable to the asset category, and the sum of the products of this calculation equals total risk-weighted assets.

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

     Prompt Corrective Action. Under federal law, each federal banking agency has implemented a system of prompt corrective action for institutions that it regulates. Under OTS regulations, an institution shall be deemed to be (i) well capitalized if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well capitalized; (iii) undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) significantly undercapitalized if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OTS to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. (The FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 2003, the Association exceeded the requirements of a well capitalized institution.

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

     Under current legislation and applicable regulations, any savings institution is a QTL if: (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Internal Revenue Code (which generally requires that at least 60% of the institution’s assets constitute housing-related and other qualifying assets) or (ii) at least 65% of the institution’s portfolio assets (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At September 30, 2003, the Association was in compliance with the QTL test set forth in the HOLA.

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

     Under OTS capital distribution regulations, certain savings institutions are required to file with the OTS. Specifically, since the Association is a subsidiary of the Company, the regulation requires the Association to provide notice to the OTS of its intent to make capital distributions, unless an application is otherwise required. The Association does not believe that the regulation will adversely affect its ability to make capital distributions.

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

     As a member, the Association is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to 3.50% of FHLB advances outstanding and .75% of mortgage loans and pass-through securities. At September 30, 2003, the Association had $143.9 million in FHLB stock, which was in compliance with this requirement.

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

     The Small Business Job Protection Act of 1996 (the “Act”) required qualified thrift institutions, such as the Company, to recapture the portion of their tax bad debt reserves that exceeded the September 30, 1988, balance. Such recaptured amounts are to be taken into taxable income ratably over a six-year period that began in 1999. Accordingly, the Company will be required to pay approximately $25,406,000 in additional federal income taxes through fiscal 2004, all of which has previously been recognized.

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

Item 2. Properties

     The Association owns the building in which its home and executive offices are located in Seattle, Washington. The following table sets forth certain information concerning the Association’s offices:

	Number of	Building		Net Book Value at
Location	Offices	Owned	Leased (1)	September 30, 2003 (2)
				(In thousands)
Washington	44	26	18	$18,869
Idaho	16	14	2	6,898
Oregon	24	17	7	8,942
Utah	11	7	4	6,994
Arizona	20	13	7	12,884
Colorado	1	—	1	1
Texas	1	—	1	1,565
Nevada	2		2	1,061

Total	119	77	42	$57,214

(1)	The leases have varying terms expiring from 2004 through 2070, including renewal options.

(2)	Amount represents land and improvements with respect to properties owned by the Association and represents the book value of leasehold improvements, where applicable.

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

Item 3. Legal Proceedings

     The Association is involved in legal proceedings occurring in the ordinary course of business that in the aggregate are believed by management to be immaterial to the financial condition of the Association. The effects of legal proceedings did not have a material impact on the statements of operations for any of the three years ended September 30, 2003.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The information required herein is incorporated by reference from page 39 of the Company’s Annual Report to Stockholders for Fiscal 2003 (“Annual Report”), which is included herein as Exhibit 13.

Item 6. Selected Financial Data

     The information required herein is incorporated by reference from page 12 of the Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information required herein is incorporated by reference on pages 6 through 11 of the Annual Report.

Item 7A. Market Risk Disclosures

     The information required herein is incorporated by reference to Interest Rate Risk commencing on page 23 of this Form 10-K/A.

Item 8. Financial Statements and Supplementary Data

     The financial statements and supplementary data required herein are incorporated by reference from pages 13 through 38 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. As described in the Introductory Note to this Form 10 K/A (Amendment No. 1), the Company has restated its consolidated financial statements to reflect adjustments resulting from the correction of its accounting treatment of certain derivative instruments. In light of this restatement, the Company conducted a new evaluation of the effectiveness of its disclosure controls and procedures as of the date of this Form 10 K/A (Amendment No. 1). Based upon this new evaluation, the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could materially affect, or are reasonably likely to materially affect, these controls subsequent to the date the Company carried out its evaluation.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following financial statements are incorporated herein by reference from pages 13 through 38 of the Annual Report.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of September 30, 2003 and 2002 (as restated)

Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2003 (as restated)

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended September 30, 2003 (as restated)

Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2003 (as restated)

Notes to Consolidated Financial Statements

(b) The following reports were filed on Form 8-K during the fourth quarter of fiscal 2003:

1.	Report filed July 16, 2003. Item 9. Regulation FD Disclosure. The report stated that the Company announced by press release its earnings for the quarter ended June 30, 2003.

2.	Report filed September 1, 2003. Item 9. Regulation FD Disclosure. The report stated that the Company announced by press release the completion of its acquisition of United Savings and Loan Bank.

(a)(2) There are no financial statement schedules filed herewith.

(a)(3) The following exhibits are filed as part of this report:

		Page/
No.	Exhibit	Footnote
3.1	Articles of Incorporation of the Company	(1)

3.2	Bylaws of the Company	(1)

4	Specimen Common Stock Certificate	(1)

10.1	1982 Employee Stock Compensation Program*	(1)

10.2	1987 Stock Option and Stock Appreciation Rights Plan*	(1)

Page/
No.	Exhibit	Footnote
10.3	1994 Stock Option and Stock Appreciation Rights Plan*	(1)

10.4	2001 Long-Term Incentive Plan*	(2)

13	Annual Report to Stockholders

21	Subsidiaries of the Company - Reference is made to Item 1, “Business - Subsidiaries” for the required information

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002

*	Management contract or compensation plan

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

          WASHINGTON FEDERAL, INC.

November 23, 2004	By:	/s/ Roy M. Whitehead
Roy M. Whitehead, Vice Chairman,
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John F. Clearman	November 23, 2004

John F. Clearman, Director

/s/ Derek L. Chinn	November 23, 2004

Derek L. Chinn, Director

/s/ H. Dennis Halvorson	November 23, 2004

H. Dennis Halvorson, Director

/s/ W. Alden Harris	November 23, 2004

W. Alden Harris, Director

/s/ Anna C. Johnson	November 23, 2004

Anna C. Johnson, Director

/s/ Thomas F. Kenney	November 23, 2004

Thomas F. Kenney, Director

/s/ Guy C. Pinkerton	November 23, 2004

Guy C. Pinkerton, Director, Chairman

/s/ Charles R. Richmond	November 23, 2004

Charles R. Richmond, Director

/s/ Roy M. Whitehead	November 23, 2004

Roy M. Whitehead, Director, Vice Chairman,
President and Chief Executive Officer

/s/ Brent J. Beardall	November 23, 2004

Brent J. Beardall, CPA
Senior Vice President and
Chief Financial Officer