Form 10-K
period 2004-09-30
WASHINGTON FEDERAL INC
filed 2004-11-30
CIK 936528

FORM 10-K

Securities and Exchange Commission

Washington, D.C. 20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004.

Commission File Number: 0-25454

Washington Federal, Inc.

(Exact name of registrant as specified in its charter)

Washington	91-1661606

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

425 Pike Street, Seattle, Washington	98101

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (206) 624-7930

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

NA	NA

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

As of November 26, 2004, the aggregate market value of the 77,688,876 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 1,029,945 shares held by all directors and executive officers of the Registrant as a group, was $2,085,946,320. This figure is based on the closing sale price of $26.85 per share of the Registrant’s Common Stock on November 26, 2004, as reported in The Wall Street Journal on November 29, 2004.

Number of shares of Common Stock outstanding as of November 26, 2004: 78,718,821

DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1)	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2004, are incorporated into Part II, Items 5-8 and Part IV, Item 15 of this Form 10-K.

(2)	Portions of the Registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders are incorporated into Part III, Items 10-14 of this Form 10-K.

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

Item 1. Business

General

     Washington Federal, Inc. (“Washington Federal” or “Company”), formed in November 1994, is a Washington corporation headquartered in Seattle, Washington. The Company is a non-diversified unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act (“HOLA”) that conducts its operations through a federally insured savings and loan association subsidiary, Washington Federal Savings and Loan Association. As such, the Company is registered as a holding company with the Office of Thrift Supervision (“OTS”) and is subject to OTS regulation, examination, supervision and reporting requirements.

     The Company, doing business as Washington Federal Savings, is a federally-chartered savings and loan association that began operations in Washington as a state-chartered mutual company in 1917. In 1935, the Company converted to a federal charter and became a member of the Federal Home Loan Bank (“FHLB”) system. On November 9, 1982, Washington Federal converted from a federal mutual to a federal capital stock company.

     The business of Washington Federal consists primarily of attracting savings deposits from the general public and investing these funds in loans secured by first mortgage liens on single-family dwellings, including loans for the construction of such dwellings, and loans on multi-family dwellings. It also originates other types of loans for its portfolio and invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations. Washington Federal has 119 offices located in Washington, Oregon, Idaho, Arizona, Utah, Nevada and Texas, all of which are full service branches, plus one loan production office in Englewood, Colorado. During fiscal 2004, Washington Federal opened a new division office in Plano, Texas and a second branch in Bend, Oregon. Through subsidiaries, the Company is engaged in real estate investment and insurance brokerage activities.

     The principal sources of funds for the Company’s activities are retained earnings, loan repayments (including prepayments), net savings inflows, sales of loans, loan participations, other assets, deposits and borrowings. Washington Federal’s principal sources of revenue are interest on loans, interest and dividends on investments and gains on sale of investments and real estate. Its principal expenses are interest paid on deposits, general and administrative expenses, interest on borrowings and income taxes.

     The Company’s growth has been generated internally and as a result of 12 mergers and three assumptions of deposits. The most recent acquisition was completed in August 2003 when the Company purchased United Savings and Loan Bank.

     The Company is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the Federal Deposit Insurance Corporation (“FDIC”), which insures its deposits up to applicable limits. Such regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the deposits and the Savings Association Insurance Fund (“SAIF”) administered by the FDIC. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or the U.S. Congress, could have a significant impact on the Company and its operations. See “Regulation.”

Average Statements of Financial Condition

	Year Ended September 30,
	2002			2003			2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(In thousands)
Assets
Loans (1)	$5,212,093	$406,262	7.79%	$4,740,877	$353,286	7.45%	$4,912,166	$330,967	6.74%
Mortgage-backed securities	970,888	82,980	8.55	664,702	62,021	9.33	632,095	48,554	7.68
Investment securities (2)	516,932	14,618	2.83	1,492,547	25,833	1.73	1,475,807	28,338	1.92
FHLB stock	127,452	7,942	6.23	135,643	8,155	6.01	142,986	5,913	4.13

Total interest-earning assets	6,827,365	511,802	7.50	7,033,769	449,295	6.39	7,163,054	413,772	5.78
Other assets	265,779			300,628			258,543

Total assets	$7,093,144			$7,334,397			$7,421,597

Liabilities and Stockholders’ Equity
Checking accounts	$181,310	$2,310	1.27%	$213,883	$1,655	.77%	$198,071	$1,199	.61%
Passbook and statement accounts	145,395	3,201	2.20	166,137	2,114	1.27	227,805	1,703	.75
Insured money market accounts	921,984	22,231	2.41	1,045,571	14,947	1.43	970,580	8,185	.84
Certificate accounts (time deposits)	3,146,556	122,289	3.89	2,942,724	85,552	2.91	3,121,161	74,155	2.38
Repurchase agreements with customers	69,621	2,259	3.24	73,322	1,651	2.25	48,515	858	1.77
FHLB advances	1,558,468	82,359	5.28	1,650,023	85,566	5.19	1,539,594	80,258	5.21
Securities sold under agreements to repurchase	4,110	140	3.41	100,000	3,387	3.39	100,000	3,395	3.40
Federal funds purchased	5,726	152	2.65	625	12	1.92	—	—	—

Total interest-bearing liabilities	6,033,170	234,941	3.89	6,192,285	194,884	3.15	6,205,726	169,753	2.74
Other liabilities	152,206			149,478			128,131

Total liabilities	6,185,376			6,341,763			6,333,857
Stockholders’ equity	907,768			992,634			1,087,740

Total liabilities and stockholders’ equity	$7,093,144			$7,334,397			$7,421,597

Net interest income/Interest rate spread		$276,861	3.61%		$254,411	3.24%		$244,019	3.04%

Net interest margin (3)			4.06%			3.62%			3.41%

(1)	The average balance of loans includes securitized assets subject to repurchase and nonaccruing loans, interest on which is recognized on a cash basis. It also includes net accretion of deferred loan fees and costs of $17.5 million, $24.4 million and $18.3 million for fiscal years 2002, 2003 and 2004, respectively.

(2)	Includes cash equivalents and repurchase agreements.

(3)	Net interest income divided by average interest-earning assets.

Lending Activities

     General. The Company’s net portfolio of loans (including securitized assets subject to repurchase) totaled $5.1 billion at September 30, 2004, representing approximately 71% of its total assets. The Company concentrates its lending activities on the origination of conventional mortgage loans, which are loans that are neither insured nor guaranteed by agencies of the United States government.

     Washington Federal has historically concentrated its lending activity on the origination of long-term fixed-rate single-family first lien mortgage loans, single-family adjustable rate construction loans and adjustable rate land development loans.

     The following table sets forth the composition of the Company’s gross loan portfolio, by loan type, as of September 30 for the years indicated.

	2000		2001		2002		2003		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands)
Loans secured by real estate:
Single-family residential	$4,164,131	78.8%	$4,502,558	79.1%	$4,145,122	77.5%	$3,851,720	74.3%	$3,982,632	71.2%
Multi-family	288,299	5.5	392,272	6.9	441,648	8.3	479,129	9.2	467,354	8.4
Land (2)	180,745	3.4	193,424	3.4	179,936	3.4	217,214	4.2	297,350	5.3
Construction (1)	646,823	12.3	602,129	10.6	574,866	10.8	639,058	12.3	845,260	15.1

GROSS LOANS	5,279,998	100.0%	5,690,383	100.0%	5,341,572	100.0%	5,187,121	100.0%	5,592,596	100.0%
Less LIP, def. costs & fees	(330,763)		(302,278)		(293,608)		(369,613)		(499,153)

NET LOANS	$4,949,235		$5,388,105		$5,047,964		$4,817,508		$5,093,443

(1)	Represents loans to builders / intended occupants for the purpose of financing the construction of single-family residences.

(2)	Represents loans to builders / intended occupants for the purpose of financing the acquisition and development of single-family residences.

     The following table summarizes the scheduled contractual gross loan maturities for the Company’s total loan portfolio due for the periods indicated as of September 30, 2004. Amounts are presented prior to deduction of discounts, premiums, loans in process, deferred loan origination fees and allowance for loan losses. Adjustable rate loans are shown in the period in which loan principal payments are contractually due.

		Less than	1 to 5	After 5
	Total	1 Year	Years	Years
	(In thousands)
Contractual Maturities:
Single-family residential	$3,982,632	$25,373	$183,369	$3,773,890
Multi-family	467,354	20,912	271,461	174,981
Land	297,350	219,901	10,463	66,986
Construction	845,260	490,664	6,436	348,160

	$5,592,596	$756,850	$471,729	$4,364,017

Loans maturing after one year:
Adjustable rate	$308,793
Fixed rate	4,526,953

Total	$4,835,746

     The original contractual loan payment period for residential loans originated by the Company normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans remain outstanding an average of less than seven years.

     Lending Programs and Policies. The Company specializes in residential real estate lending and has no present plans to expand its operations into consumer or commercial business loans. The Company offers ‘balloon’ payment loans, which are amortized on a 20- or 30-year basis, but which have a maturity date for the principal balance of a much shorter period. The Company also provides land acquisition and development loans (“land development loans”) and construction loans for single-family residences. The interest rate on these loans generally adjusts every 90 days in accordance with a designated index. Land development and construction loans amounted to $1,143 million, or 20% of the Company’s gross loan portfolio at September 30, 2004. The Company offers a multi-family (five or more dwelling units) lending program with underwriting guidelines, including a $3.5 million limit on any one loan.

     Many of the institutions previously acquired by Washington Federal offered a variety of lending products, including commercial real estate and non-real estate secured loans, consumer secured loans and non-secured lines of credit. All commercial, consumer and line of credit lending has been discontinued and redirected toward the Company’s traditional lending practices of single-family residential loans. The loans acquired, other than single-family residential real estate loans, are being serviced and payoffs are encouraged.

     As a result of activity over the past three decades, the Company believes that it is a leading construction lender for single-family residences in its market areas. Because of this history, the Company has developed a staff with in-depth land development and construction experience and working relationships with a group of builders that have been selected based on their operating histories and financial stability.

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

     The Company continues to originate medium- and long-term permanent fixed-rate loans, but in most instances under terms, conditions and documentation that permit sale in the secondary market (see below). Moreover, since 1973, it has been the Company’s general policy to include in the documentation evidencing its conventional mortgage loans a due-on-sale clause, which facilitates adjustment of interest rates on such loans when the property securing the loan is sold or transferred. At September 30, 2004, $4.0 billion, or 71% of the Company’s loan portfolio, was represented by medium- and long-term fixed-rate loans secured by single-family residences.

     All of the Company’s mortgage lending is subject to written, nondiscriminatory underwriting standards, loan origination procedures and lending policies prescribed by the Company’s Board of Directors. Property valuations are required on all real estate loans. Appraisals are prepared by independent appraisers approved by the Company’s management, and reviewed by the Company’s staff. Property evaluations are sometimes utilized on single-family real estate loans of $250,000 or less and are prepared by the Company’s lending staff. Detailed loan applications are obtained to determine the borrower’s ability to repay and the more significant items on these applications are verified through the use of credit reports, financial statements and written confirmations. Depending on the size of the loan involved, a varying number of senior officers of the Company must approve the application before the loan can be granted.

     Federal guidelines limit the amount of a real estate loan made by a federally-chartered savings institution to a specified percentage of the value of the property securing the loan as determined by an evaluation at the time the loan is originated, referred to as the loan-to-value ratio. The guidelines provide that at the time of origination a real estate loan may not exceed 100% of the value of the security property. Maximum loan-to-value ratios for each type of real estate loan are established by the Company’s Board of Directors.

     When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, Washington Federal considers the additional risk inherent with these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total balance for loans with loan-to-value ratios exceeding 80% at September 30, 2004, was $480 million, with allocated reserves of $1.5 million.

     The Company’s residential construction loans and land acquisition and development loans are of a short-term nature and are generally made for 80% or less of the appraised value of the property upon completion for residential construction loans, and 75% or less for land acquisition and development loans. Funds are disbursed periodically at various stages of completion as authorized by the Company’s personnel.

     It is the Company’s policy to obtain title insurance ensuring that the Company has a valid first lien on the mortgaged real estate serving as collateral. Borrowers must also obtain hazard insurance prior to closing and, when required by regulation, flood insurance. Borrowers may be required to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which the Company makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums when due.

     Origination, Purchase and Sale of Loans. The Company has general authority to lend anywhere in the United States. The Company’s primary lending area, however, includes Washington, Oregon, Idaho, Arizona, Utah, Nevada, Texas and Colorado.

     Loan originations come from a number of sources. Residential loan originations result from referrals from real estate brokers, walk-in customers, purchasers of property in connection with builder projects financed by the Company, mortgage brokers and refinancings for existing customers. Construction loan originations are obtained primarily by direct solicitation of builders and continued business from builders who have previously borrowed from the Company.

     At September 30, 2004, the Company was servicing approximately $22.4 million of loans for others. Sales are made on a yield basis with the difference between the yield to the purchaser and the amount paid by the borrower constituting servicing income to the Company. The sale of loans and loan participations is subject to federal regulations.

     The Company also purchases loans and mortgage-backed securities when lending rates and mortgage volume for new loan originations in its market area do not fulfill its needs. The table below shows total loan (including securitized assets subject to repurchase) origination, purchase, sale and repayment activities of the Company on a consolidated basis as of September 30 for the years indicated.

	2000	2001	2002	2003	2004
	(In thousands)
Loans originated (2):
Construction	$451,582	$369,808	$363,420	$487,692	$580,882
Land	118,947	130,161	87,212	163,533	244,048
Single-family residential	912,423	1,104,869	851,279	1,059,450	1,108,216
Multi-family	39,338	139,379	128,923	156,437	137,838

Total loans originated	1,522,290	1,744,217	1,430,834	1,867,112	2,070,984
Loans purchased (1)	1,629	2,842	60,874	594,030	31,912
Loan principal repayments	(961,634)	(1,318,784)	(1,823,281)	(2,604,297)	(1,693,142)
Net change in loans in process, discounts, etc.	8,222	10,595	(8,568)	(87,301)	(133,819)

Net loan activity increase (decrease)	$570,507	$438,870	$(340,141)	$(230,456)	$275,935

Begining balance	$4,378,728	$4,949,235	$5,388,105	$5,047,964	$4,817,508
Ending balance	$4,949,235	$5,388,105	$5,047,964	$4,817,508	$5,093,443

(1)	Includes loans acquired through acquisitions and whole loan purchases

(2)	Includes undisbursed loans in process and does not include savings account loans, which were not material during the periods indicated.

     Interest Rates, Loan Fees and Service Charges. Interest rates charged by the Company on mortgage loans are primarily determined by the level of competitive loan rates offered in its lending areas and in the secondary market. Mortgage loan rates reflect factors such as general interest rates, the supply of money available to the savings and loan industry and the demand for such loans. These factors are in turn affected by general economic conditions, the regulatory programs and policies of federal and state agencies, changes in tax laws and governmental budgetary programs.

     The Company receives loan origination fees for originating loans in addition to various fees and charges related to existing loans, which may include prepayment charges, late charges and assumption fees.

     In making one-to-four family home mortgage loans, the Company does not normally charge a commitment fee. As part of the loan application, the borrower pays the Company for out-of-pocket costs, such as the appraisal fee, in reviewing the application, whether or not the borrower closes the loan. The interest rate charged is normally the prevailing rate at the time the loan application is approved. In the case of construction loans, the Company normally charges an origination fee. Loan origination fees and other terms of multi-family residential loans are individually negotiated.

     Nonperforming Assets. When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower. Contacts are made after a payment is 30 days past due. In most cases, deficiencies are cured promptly. If the delinquency is not cured within 90 days, the Company may cause the trustee on the deed of trust to institute appropriate action to foreclose the property. If foreclosed, the property will be sold at a public sale and may be purchased by the Company. There are circumstances under which the Company may choose to foreclose a deed of trust as mortgagee, and when this procedure is followed, certain redemption rights are involved.

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

     The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Company as of September 30 for the years indicated.

	2000	2001	2002	2003	2004
	(In thousands)
Restructured loans (1)	$13,769	$14,129	$2,472	$2,551	$803
Nonaccrual loans:
Single-family residential	9,272	14,670	11,539	12,711	7,345
Construction	6,123	8,756	4,521	1,788	2,965
Land	735	1,214	7,301	1,439	252
Multifamily	454	454	—	—	322

Total nonaccrual loans (2)	16,584	25,094	23,361	15,938	10,884
Total REO (3)	9,463	8,664	10,515	11,496	3,817

Total nonperforming assets	$26,047	$33,758	$33,876	$27,434	$14,701

Total nonperforming assets and restructured loans	$39,816	$47,887	$36,348	$29,985	$15,504

Total nonperforming assets and restructured loans as a percent of total assets	0.59%	0.68%	0.49%	0.40%	0.22%

(1)	Performing in accordance with restructured terms.

(2)	The Company recognized interest income on nonaccrual loans of approximately $273,000 in 2004. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $737,000 in 2004.

     In addition to the nonaccrual loans reflected in the above table, at September 30, 2004, the Company had $1.7 million of loans that were less than 90 days delinquent but which were classified as substandard for one or more reasons. If these loans were deemed nonperforming, the Company’s ratio of total nonperforming assets and restructured loans as a percent of total assets would have been .24% at September 30, 2004. For a discussion of the Company’s policy for placing loans on nonaccrual status, see Note A to the Consolidated Financial Statements included in Item 8 hereof.

(3)	Total REO includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans. See Note H to the Consolidated Financial Statements included in Item 8 hereof.

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	September 30,
	2000	2001	2002	2003	2004
	(In thousands)
Beginning balance	$21,900	$20,831	$19,683	$23,912	$25,806
Charge-offs:
Single-family residential	94	1,047	1,324	566	338
Construction	776	2,251	1,938	683	146
Land	507	547	139	61	44
Multi-family	—	—	—	—	—

	1,377	3,845	3,401	1,310	528
Recoveries:
Single-family residential	107	10	399	3	16
Construction	159	828	176	104	—
Land	42	9	55	—	77
Multi-family	—	—	—	—	—

	308	847	630	107	93

Net charge-offs	1,069	2,998	2,771	1,203	435
Acquired through acquisition	—	—	—	1,597	—
Provision (reversal of reserve) for loan losses	—	1,850	7,000	1,500	(231)

Ending balance	$20,831	$19,683	$23,912	$25,806	$25,140

Ratio of net charge-offs to average loans outstanding	.06%	.02%	.06%	.05%	.01%

     The following table sets forth the allocation of the Company’s allowance for loan losses at the dates indicated.

	September 30,
	2000		2001		2002		2003		2004
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
	(In thousands)
Allowance allocation:
Single-family residential	$7,076	78.8%	$6,165	79.1%	$7,823	77.5%	$9,940	74.3%	$8,517	71.2%
Multi-family	7,068	5.5	7,941	6.9	9,327	8.3	7,142	9.2	6,084	8.4
Land	2,305	3.4	2,134	3.4	3,137	3.4	2,929	4.2	3,470	5.3
Construction	3,597	12.3	2,770	10.6	2,907	10.8	5,795	12.3	7,069	15.1
Unallocated	785		673		718		—		—

Total allowance for loan losses	$20,831		$19,683		$23,912		$25,806		$25,140

(1)	Represents the total amount of the loan category as a % of total loans outstanding.

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

     The formula portion of the general loan loss allowance is established by applying a loss percentage factor to the different loan types. The allowances are provided based on Management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, geographic concentrations, seasoning of the loan portfolio, specific industry conditions, and the duration of the current business cycle. The recovery of the carrying value of loans is susceptible to future market conditions beyond the Company’s control, which may result in losses or recoveries differing from those provided. A portion of the allowance is then allocated to reflect the estimated loss exposure. Residential real estate loans are not individually analyzed for impairment and loss exposure because of the significant number of loans, their relatively small balances and their historically low level of losses. In determining the adequacy of reserves, management considers the above mentioned factors.

     Specific allowances are established in cases where Management has identified significant conditions or circumstances related to a loan that Management believes indicate the probability that a loss has been incurred. The unallocated allowance provides for the estimation risk associated with the formula and specific allowances.

     Real Estate Held for Sale. As one of the Company’s activities, a subsidiary is engaged in the investment and sale of real estate. Also, REO that was acquired in acquisitions has been recorded as real estate held for sale.

     The business of real estate development involves substantial risks, and the results of such activities depend upon a number of factors, including seasonality, the type, location and size of each project, the stage of project development, general economic conditions and the level of mortgage interest rates. Consequently, there may be substantial interperiod variations in the operating results of the Company’s real estate development activities. Moreover, because investing in real estate and real estate development activities are not permissible activities for national banks, the amount of the investment in, and loans to, any subsidiary engaged in such activities is deducted in determining a savings association’s regulatory capital. See “Regulation — Washington Federal Savings — Regulatory Capital Requirements” below.

Investment Activities

     As a federally-chartered savings institution, Washington Federal Savings is obligated to maintain adequate liquidity and does so by investing in securities. These investments may include, among other things, certain certificates of deposit, repurchase agreements, bankers’ acceptances, loans to financial institutions whose deposits are federally-insured, federal funds, United States government and agency obligations and mortgage-backed securities.

     As of September 30, 2004, the Company had $660 million invested in repurchase agreements, with various brokers, at a weighted-average rate of 1.76%. All repurchase agreements are collateralized by United States agency mortgage-backed securities with a fair market value of at least 102% of the amount invested. All repurchase agreements outstanding on September 30, 2004 mature within 180 days.

     The following table sets forth the composition of the Company’s investment portfolio as of September 30 for the years indicated.

	2002		2003		2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
U.S. government and agency obligations	$93,570	$100,569	$120,911	$127,049	$403,312	$404,522
State and political subdivisions	16,848	18,565	14,129	15,716	10,161	11,522
Agency mortgage-backed securities	895,265	951,207	602,997	629,079	620,414	642,273

	$1,005,683	$1,070,341	$738,037	$771,844	$1,033,887	$1,058,317

     The investment portfolio at September 30, 2004 was categorized by maturity as follows:

	Amortized	Wtd Avg
	Cost	Yield
	(In thousands)
Due in less than one year	$328,503	4.47%
Due after one year through five years	26,900	3.00
Due after five years through 10 years	38,341	6.05
Due after 10 years	640,143	6.18

	$1,033,887	5.55%

Sources of Funds

     General. Savings deposits are an important source of the Company’s funds for use in lending and other general business purposes. In addition to savings deposits, Washington Federal derives funds from loan repayments, advances from the FHLB and other borrowings. Loan repayments are a relatively stable source of funds, while savings inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds, such as savings inflows at less than projected levels. Borrowings may also be used on a longer-term basis to support expanded activities.

     Savings. The Company chooses to rely on term certificate accounts and other deposit alternatives that have no fixed term and pay interest rates that are more responsive to market interest rates than passbook accounts. This greater variety of deposits allows the Company to be more competitive in obtaining funds and to more effectively manage its liabilities.

     Certificates with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year but less than four years, the penalty is 180 days interest. When the maturity is greater than four years, the penalty is 365 days interest. For jumbo certificates, the penalty depends on the original term. If the original term is 90 days or less, the penalty is the greater of 30 days interest or all interest earned. If the original term is 90 days or more, the penalty is the greater of 90 days interest or all interest earned. Early withdrawal penalties during fiscal 2002, 2003 and 2004 amounted to approximately $418,000, $379,000 and $405,000, respectively.

     The Company offers a single checking account product. This account pays interest on monthly average balances over $1,000 and charges a service fee if monthly average balances drop below $1,000.

     The Company’s deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, Utah, Nevada and Texas. The Company does not advertise for deposits outside of these states. At September 30, 2004, approximately 3.2% of the Company’s deposits were held by nonresidents of Washington, Oregon, Idaho, Arizona, Utah, Nevada and Texas.

     The following table sets forth certain information relating to the Company’s savings deposits at the dates indicated.

	September 30,
	2002		2003		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)
Balance by interest rate:
Checking accounts	$191,542	1.97%	$190,352	.67%	$196,155	.69%
Passbook and statement accounts	157,759	2.06	234,023	.75	224,989	.75
Money market accounts	972,993	2.17	1,037,641	.92	929,952	1.07

	1,322,294		1,462,016		1,351,096
Fixed-rate certificates:
Under 1.00%	—		13,831		11,199
1.00% to 1.99%	15,580		1,256,783		1,382,182
2.00% to 2.99%	1,276,729		557,703		546,109
3.00% to 3.99%	663,799		180,257		148,550
4.00% to 4.99%	279,672		188,314		195,966
5.00% to 5.99%	154,793		95,174		77,247
6.00% and above	9,315		13,870		11,735
Jumbo fixed rate certificates ($100,000 or more):
Under 1.00%	—		3,725		2,324
1.00% to 1.99%	8,602		214,162		145,307
2.00% to 2.99%	318,956		355,720		503,182
3.00% to 3.99%	271,888		77,389		81,057
4.00% to 4.99%	93,558		70,561		84,201
5.00% to 5.99%	34,919		25,786		24,725
6.00% and above	2,145		4,760		4,365

	3,129,956		3,058,035		3,218,149

	$4,452,250		$4,520,051		$4,569,245

     The following table sets forth, by various interest rate categories, the amount of certificates of deposit of the Company at September 30, 2004, which mature during the periods indicated.

	Maturing in
	1 to 3	4 to 6	7 to 12	13 to 24	25 to 36	37 to 60
	Months	Months	Months	Months	Months	Months	Total
	(In thousands)
Fixed-rate certificates:
Under 1.00%	$13,399	$124	$—	$—	$—	$—	$13,523
1.00 to 1.99%	406,033	805,455	288,792	26,909	299	—	1,527,488
2.00 to 2.99%	104,675	333,973	334,642	259,528	13,585	2,888	1,049,291
3.00 to 3.99%	4,614	10,235	17,836	68,249	36,973	91,700	229,607
4.00 to 4.99%	135	650	7,955	26,836	204,255	40,336	280,167
5.00 to 5.99%	7,823	4,116	1,271	61,428	27,135	200	101,973
6.00 and above	11,752	437	1,322	2,089	—	500	16,100

Total	$548,431	$1,154,990	$651,818	$445,039	$282,247	$135,624	$3,218,149

     Historically, a significant number of certificate holders roll over their balances into new certificates of the same term at the Company’s then current rate. To ensure a continuity of this trend, the Company expects to continue to offer market rates of interest. Its ability to retain deposits maturing in certificate accounts is more difficult to project; however the Company is confident that by competitively pricing these certificates, balance levels deemed appropriate by management can be achieved on a continuing basis.

     At September 30, 2004, the Company had $845 million of certificates of deposit in amounts of $100,000 or more outstanding, maturing as follows: $139 million within 3 months; $311 million over 3 months through 6 months; $159 million over 6 months through 12 months; and $236 million thereafter.

     The following table sets forth the customer account activities of the Company for the years indicated.

	Year Ended September 30,
	2002	2003	2004
	(In thousands)
Deposits	$2,685,813	$2,224,075	$2,013,879
Withdrawals	2,632,871	2,274,318	2,067,218

Net increase (decrease) in deposits before interest credited	52,942	(50,243)	(53,339)
Interest credited	152,288	105,919	86,099

Net increase in customer accounts	$205,230	$55,676	$32,760

     Borrowings. The Company obtains advances from the FHLB upon the security of the FHLB capital stock it owns and certain of its home mortgages, provided certain standards related to credit worthiness have been met. See “Regulation - Washington Federal Savings — Federal Home Loan Bank System” below. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Company’s creditworthiness. The FHLB is required to review its credit limitations and standards at least annually. FHLB advances have, from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand Washington Federal’s lending program.

     The Company also uses reverse repurchase agreements as a form of borrowing. Under reverse repurchase agreements, the Company sells an investment security to a dealer for a period of time and agrees to buy back that security at the end of the period and pay the dealer a stated interest rate for the use of the dealer’s funds. The amount of securities sold under such agreements depends on many factors, including the terms available for such transactions, the perceived ability to apply the proceeds to investments yielding a higher return, the demand for the securities and management’s perception of trends in interest rates. The Company had $100 million of securities sold under such agreements at September 30, 2004.

     The Company also offers two forms of repurchase agreements to its customers. One form has an interest rate that floats like a money market deposit account. The other form has a fixed rate and is offered in a minimum denomination of $100,000. Both forms are fully collateralized by securities. These obligations are not insured by SAIF and are classified as borrowings for regulatory purposes. The Company had $41.1 million of such agreements outstanding at September 30, 2004.

     The following table presents certain information regarding borrowings of Washington Federal for the years indicated.

	Year Ended September 30,
	2002	2003	2004
	(In thousands)
Federal funds and securities sold to dealers under agreements to repurchase:
Average balance outstanding	$9,836	$100,625	$100,000
Maximum amount outstanding at any month-end during the period	100,000	100,000	100,000
Weighted-average interest rate during the period (1)	2.97%	3.39%	3.40%
FHLB advances:
Average balance outstanding	$1,558,384	$1,650,023	$1,539,594
Maximum amount outstanding at any month-end during the period	1,654,000	1,650,000	1,650,323
Weighted-average interest rate during the period (1)	5.28%	5.19%	5.21%
Securities sold to customers under agreements to repurchase:
Average balance outstanding	$69,621	$73,322	$48,515
Maximum amount outstanding at any month-end during the period	74,487	76,477	46,205
Weighted-average interest rate during the period (1)	3.24%	2.25%	1.76%
Total average borrowings	$1,637,841	$1,821,878	$1,688,109
Weighted-average interest rate on total average borrowings (1)	5.18%	4.98%	5.00%

(1)	Interest expense divided by average daily balances.

Other Ratios

     The following table sets forth certain ratios related to the Company for the periods indicated.

	Year Ended September 30,
	2002	2003	2004
Return on assets (1)	2.09%	1.98%	1.78%
Return on equity (2)	16.35	14.61	12.12
Average equity to average assets	12.80	13.53	14.66
Dividend payout ratio (3)	40.00	41.55	49.40

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share divided by net income per share.

Rate/Volume Analysis

     The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the years indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old average volume). The change in interest income and interest expense attributable to changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended September 30,
	2002 vs. 2001			2003 vs. 2002			2004 vs. 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)			(In thousands)
Interest income:
Loan portfolio	$917	$(20,895)	$(19,978)	$(35,734)	$(17,242)	$(52,976)	$12,378	$(34,697)	$(22,319)
Mortgage-backed securities	(19,244)	6,325	(12,919)	(27,522)	6,563	(20,959)	(4,913)	(8,554)	(13,467)
Investments (1)	16,699	(12,064)	4,635	23,488	(12,060)	11,428	(204)	467	263

All interest-earning assets	(1,628)	(26,634)	(28,262)	(39,768)	(22,739)	(62,507)	7,261	(42,784)	(35,523)

Interest expense:
Customer accounts	35,630	(78,052)	(42,422)	(769)	(45,600)	(46,369)	2,855	(22,675)	(19,820)
FHLB advances and other borrowings	(36,910)	(5,847)	(42,757)	9,245	(2,933)	6,312	(5,491)	180	(5,311)

All interest-bearing liabilities	(1,280)	(83,899)	(85,179)	8,476	(48,533)	(40,057)	(2,636)	(22,495)	(25,131)

Change in net interest income	$(348)	$57,265	$56,917	$(48,244)	$25,794	$(22,450)	$9,897	$(20,289)	$(10,392)

(1)	Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle.

Interest Rate Risk

     The Company accepts a high level of interest rate volatility as a result of its policy to originate fixed-rate single-family home loans that are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. The strong capital position and low operating costs have allowed the Company to manage interest rate risk, within guidelines established by the Board of Directors, through all interest rate cycles. A significant increase in market interest rates could adversely affect net interest income of the Company. The Company’s interest rate risk approach has never resulted in the recording of a monthly operating loss.

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

September 30, 2004

Change in	Estimated	Estimated Increase	NPV as
Interest Rates	NPV Amount	(Decrease) in NPV Amount	% of Assets
(Basis Points)		(In thousands)
+300	$648,053	$(632,647)	9.79%
+200	871,437	(409,263)	12.68
+100	1,098,013	(182,687)	15.40
0	1,280,700	—	17.40
-100	1,323,981	(43,281)	17.71

September 30, 2003
Change in	Estimated	Estimated Increase	NPV as
Interest Rates	NPV Amount	(Decrease) in NPV Amount	% of Assets
(Basis Points)		(In thousands)
+300	$584,485	$(381,707)	8.29%
+200	774,603	(191,590)	10.62
+100	915,537	(50,655)	12.21
0	966,193	—	12.68
-100	941,019	(25,173)	12.25

     At September 30, 2004, the Company’s NPV sensitivity increased compared to the prior year. This increase was primarily the result of the shift in asset mix toward longer-term assets. If in the future the Company chooses to continue to reinvest its short-term investments in longer-term assets (30-year mortgage loans or mortgage-backed securities), the Company’s NPV sensitivity will increase.

     Certain assumptions were used in preparing the above table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under the various interest rate scenarios. Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth above.

     The NPV analysis presented assumes zero balance sheet growth and constant percentage composition of assets and liabilities (actual results will differ from this assumption). Prepayment rates are derived from market prepayment rates observed on or about the measurement date. As of September 30, 2004, the prepayment rate for a 30 year fixed rate mortgage from 6% to 7% was 21% in the base case, and 8% in the +200 basis point shift. As of September 30, 2004, the prepayment rate for a 30 year fixed rate mortgage backed security from 6% to 7% was 20% in the base case, and 8% in the +200 basis point shift.

     The following table sets forth Company guidelines for interest rate risk measured by NPV after shifts in interest rates:

Rate Shock	Minimum NPV Limit
+3%	-0-
+2%	3.0%
+1%	5.0%
-0-	6.0%
-1%	7.0%

As of September 30, 2004 and 2003 the Company’s estimated NPV exceed the above guidelines.

Subsidiaries

     Washington Federal, Inc. is a unitary savings and loan holding company that conducts its primary business through its only subsidiary, Washington Federal Savings. Washington Federal Savings has three active wholly owned subsidiaries which are discussed further below.

     Washington Federal Savings is permitted by current federal regulations to invest an amount up to 2% of its assets in stock, paid-in surplus and unsecured loans in service corporations. The Company may invest an additional 1% of its assets when the additional funds are utilized for inner-city or community development purposes. In addition, federally-chartered savings institutions that are in compliance with regulatory capital requirements and other conditions also may make loans to service corporations in an aggregate amount of up to 50% of the institution’s capital as defined in federal regulations.

     At September 30, 2004, Washington Federal Savings was authorized under the current regulations to have a maximum investment of $143.4 million in its service corporations, exclusive of the additional 1% of investment assets permitted for inner-city or community development purposes but inclusive of the ability to make loans to its subsidiaries. On September 30, 2004, Washington Federal Savings’ investment in, and unsecured loans to, its wholly owned service corporations amounted to $4.9 million.

     Washington Services, Inc. (“WSI”), a wholly owned subsidiary of Washington Federal Savings, is continuing its investment in 29 developable acres zoned light industrial in the technology corridor of South Snohomish County, Washington. Based upon the sales history of this development, the Company believes the net realizable value from the sale of the remaining properties exceeds the subsidiary’s basis in these properties.

     First Insurance Agency, Inc., a wholly owned subsidiary of Washington Federal Savings, is an insurance brokerage company that offers a full line of individual and business insurance products to customers of the Company, as well as others.

     Statewide Mortgage Services, Inc., a wholly owned subsidiary of Washington Federal Savings, is incorporated under the laws of the state of Washington for the purpose of operating a commercial warehouse site located in the state.

     A savings institution is required to deduct the amount of the investment in, and extensions of credit to, a subsidiary engaged in any activities not permissible for national banks. Because the acquisition and development of real estate is not a permissible activity for national banks, the investments in, and loans to, the subsidiary of the institution, which is engaged in such activities, are subject to exclusion from the capital calculation. See “Regulation — Washington Federal Savings — Regulatory Capital Requirements” below.

Employees

     As of September 30, 2004, the Company had approximately 754 employees, including the full-time equivalent of 30 part-time employees and its service corporation employees. None of these employees are represented by a collective bargaining agreement, and the Company has enjoyed harmonious relations with its personnel.

Regulation

     Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company and Washington Federal Savings. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Certain federal banking laws have been recently amended. See “Regulation — The Company — Financial Modernization” below.

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

     Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company that holds only one subsidiary savings institution; however, if the savings institution subsidiary of such a holding company fails to meet a QTL test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See “Washington Federal Savings — Qualified Thrift Lender Test” below.

     If the Company were to acquire control of another savings institution, other than through a merger or other business combination with Washington Federal Savings, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions, and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Washington Federal Savings or other subsidiary savings institutions) would thereafter be subject to further restrictions. No multiple savings and loan holding company, or subsidiary thereof, that is not a savings institution shall commence or continue a business activity for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, upon prior notice to and with no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) performing activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

     Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS: (i) control of any other savings institution or savings and loan holding company, or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or holding company thereof that is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company, or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

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

Washington Federal Savings

     General. Washington Federal Savings is a federally-chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States government. Accordingly, Washington Federal Savings is subject to broad federal regulation and oversight by the OTS and the FDIC extending to all aspects of its operations. Washington Federal Savings is a member of the FHLB of Seattle and is subject to certain limited regulations by the Federal Reserve Board. Washington Federal Savings is a member of the SAIF and its deposits are insured by the SAIF fund administered by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Washington Federal Savings.

     Federal Savings Institution Regulations. The OTS has extensive authority over the operations of savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. Such regulation and supervision is primarily intended for the protection of depositors.

     The investment and lending authority of Washington Federal Savings is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally are applicable to all federally-chartered savings institutions, and many also apply to state-chartered savings institutions.

     Insurance of Accounts. The deposits of Washington Federal Savings are insured up to $100,000 per insured member by the SAIF (as defined by law and regulation) and are backed by the full faith and credit of the United States government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions after giving the OTS an opportunity to take such action.

     Assessment rates for SAIF-insured institutions range from 0% of insured deposits for well capitalized institutions with minor supervisory concerns to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. See “Prompt Corrective Action” below. In addition, an assessment of 1.48 basis points was added to the SAIF assessment to cover financing corporation debt service payments for fiscal 2004.

     Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. Pursuant to federal law, the OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

     The capital regulations create three capital requirements: a tangible capital requirement, a leverage or core capital requirement and a risk-based capital requirement. All savings institutions must have tangible capital of at least 1.5% of adjusted total assets, as defined in the regulations. For purposes of this requirement, tangible capital is core capital less all intangibles other than certain purchased mortgage servicing rights, of which Washington Federal Savings has none.

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

     The risk-based capital standard requires savings institutions to maintain a minimum ratio of total capital to risk-weighted assets of 8.0%. Total capital consists of core capital (defined above) and supplementary capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital, and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the required amount of risk-based capital, total assets, including certain off-balance-sheet items, are multiplied by a risk-weight factor based on the risks inherent in the type of assets held by an institution. The risk categories range from 0% for low-risk assets such as U.S. Treasury securities and GNMA securities to 100% for various types of loans and other assets deemed to be of higher risk. Single-family residential loans having loan-to-value ratios not exceeding 80% and meeting certain additional criteria, as well as certain multi-family residential loans, qualify for a 50% risk-weight treatment. The book value of each asset is multiplied by the risk factor applicable to the asset category, and the sum of the products of this calculation equals total risk-weighted assets.

     OTS regulations impose special capitalization standards for savings institutions that own service corporations and other subsidiaries. In addition, certain exclusions from capital and assets are required when calculating total capital in addition to the adjustments for calculating core capital. These adjustments do not materially affect the regulatory capital of Washington Federal Savings.

     For information regarding Washington Federal Savings’ compliance with each of these three capital requirements at September 30, 2004, see Note O to the Consolidated Financial Statements.

     Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an institutions operations and/or the appointment of a conservator or receiver. The OTS’ capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

     Prompt Corrective Action. Under federal law, each federal banking agency has implemented a system of prompt corrective action for institutions that it regulates. Under OTS regulations, an institution shall be deemed to be: (i) well capitalized if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well capitalized; (iii) undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) significantly undercapitalized if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OTS to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. (The FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 2004, Washington Federal Savings exceeded the requirements of a well capitalized institution.

     Qualified Thrift Lender Test. A savings institution that does not meet a QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity, not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

     Under current legislation and applicable regulations, any savings institution is a QTL if: (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Internal Revenue Code (which generally requires that at least 60% of the institution’s assets constitute housing-related and other qualifying assets) or (ii) at least 65% of the institution’s portfolio assets (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At September 30, 2004, Washington Federal Savings was in compliance with the QTL test set forth in the HOLA.

     Transactions with Affiliates. Under federal law, all transactions between and among a savings institution and its affiliates, which include holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder as interpreted by the OTS. Generally, these requirements limit these transactions to a percentage of the institution’s capital and require all of them to be on terms at least as favorable to the institution as transactions with non-affiliates. In addition, a savings institution may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The OTS is authorized to impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a savings institution The OTS regulations also set forth various reporting requirements relating to transactions with affiliates.

     Extensions of credit by a savings institution to executive officers, directors and principal shareholders are subject to Section 22(h) of the Federal Reserve Act, which, among other things, generally prohibits loans to any such individual where the aggregate amount exceeds an amount equal to 15% of an institution’s unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral.

     Section 22(h) permits loans to directors, executive officers and principal stockholders made pursuant to a benefit or compensation program that is widely available to employees of a subject savings institution provided that no preference is given to any officer, director or principal stockholder, or related interest thereto, over any other employee. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

     Restrictions on Capital Distributions. OTS regulations impose limitations on capital distributions by savings institutions, including cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital accounts of a savings institution.

     Under OTS capital distribution regulations, certain savings institutions are required to file with the OTS. Specifically, since Washington Federal Savings is a subsidiary of the Company, the regulation requires Washington Federal Savings to provide notice to the OTS of its intent to make capital distributions, unless an application is otherwise required. Washington Federal Savings does not believe that the regulation will adversely affect its ability to make capital distributions.

     Federal Home Loan Bank System. Washington Federal Savings is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 2004, the Company’s advances from the FHLB amounted to $1.2 billion.

     As a member, Washington Federal Savings is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to 3.50% of FHLB advances outstanding and .75% of mortgage loans and pass-through securities. At September 30, 2004, the Company had $137.3 million in FHLB stock, which was in compliance with this requirement.

     Federal law requires the FHLBs to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

     Community Reinvestment Act and the Fair Lending Laws. Savings institutions have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the Fair Lending Laws) prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the U.S. Department of Justice.

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

     State Taxation. The states of Washington and Nevada do not have an income tax. A business and occupation tax based on a percentage of gross receipts is assessed against businesses in Washington state; however, interest received on loans secured by mortgages or deeds of trust on residential properties is not subject to this tax.

     The state of Idaho has a corporate income tax with a statutory rate of 7.6% of apportionable income.

     The state of Oregon has a corporate excise tax with a statutory rate of 6.6% of apportionable income.

     The state of Utah has a corporate franchise tax with a statutory rate of 5.0% of apportionable income.

     The state of Arizona has a corporate income tax with a statutory rate of 7.0% of apportionable income.

     The state of Texas has a corporate income tax with a statutory rate of 4.5% of apportionable income.

     The state of Colorado has a corporate income tax with a statutory rate of 4.6% of apportionable income.

Availability of Financial Data

     All financial reports filed with the SEC, including insider transactions, are available through a link at the Company’s website at www.washingtonfederal.com.

Item 2. Properties

     The Company owns the building in which its home and executive offices are located in Seattle, Washington. The following table sets forth certain information concerning the Company’s offices:

	Number of	Building		Net Book Value at
Location	Offices	Owned	Leased (1)	September 30, 2004 (2)
				(In thousands)
Washington	43	29	14	$19,458
Idaho	16	16	—	6,422
Oregon	26	17	9	9,335
Utah	10	6	4	8,677
Arizona	20	13	7	12,985
Colorado	1	—	1	2
Texas	2	1	1	2,616
Nevada	2	—	2	1,547

Total	120	82	38	$61,042

(1)	The leases have varying terms expiring from 2004 through 2070, including renewal options.

(2)	Amount represents land and improvements with respect to properties owned by the Company and represents the book value of leasehold improvements, where applicable.

     Washington Federal evaluates on a continuing basis the suitability and adequacy of its offices, both branches and administrative centers, and has an active program of opening, relocating, remodeling or closing them as necessary to maintain efficient and attractive premises.

     Washington Federal’s net investment in premises, equipment and leaseholds was $63.0 million at September 30, 2004.

Item 3. Legal Proceedings

     The Company is involved in legal proceedings occurring in the ordinary course of business that in the aggregate are believed by management to be immaterial to the financial condition of the Company. The effects of legal proceedings did not have a material impact on the statements of operations for any of the three years ended September 30, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The information required herein, with the exception of the table below, is incorporated by reference from page 35 of the Company’s Annual Report to Stockholders for Fiscal 2004 (“Annual Report”), which is included herein as Exhibit 13.

     The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended September 30, 2004.

Maximum
Number of Shares
			Total Number of	That May Yet Be
			Shares Purchased	Purchased Under
	Total Number of	Average Price	as Part of Publicly	the Plan at the
Period	Shares Purchased	Paid Per Share	Announced Plan (1)	End of the Period
July 1, 2004 to July 31, 2004	—	$—	—	—
August 1, 2004 to August 31, 2004	—	—	—	—
September 1, 2004 to September 30, 2004	—	—	—	—
Total	—	$—	—	3,009,103

(1)	The Company’s only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 19,960,240 shares have been authorized for purchase.

Item 6. Selected Financial Data

     The information required herein is incorporated by reference from page 12 of the Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information required herein is incorporated by reference on pages 6 through 11 of the Annual Report.

Item 7A. Market Risk Disclosures

     The information required herein is incorporated by reference to Interest Rate Risk commencing on page 20 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required herein are incorporated by reference from pages 13 through 34 of the Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required herein is incorporated by reference to pages 3 through 14 of the proxy statement dated December 17, 2004.

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

Item 11. Executive Compensation

     The information required herein is incorporated by reference to pages 11 through 13 of the proxy statement dated December 17, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required herein is incorporated by reference to pages 2 through 6 of the proxy statement dated December 17, 2004.

Item 13. Certain Relationships and Related Transactions

     The information required herein is incorporated by reference to page 16 of the proxy statement dated December 17, 2004.

Item 14. Principal Accountant Fees and Services

     The information required herein is incorporated by reference to page 17 of the proxy statement dated December 17, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) The following financial statements are incorporated herein by reference from pages 13 through 34 of the Annual Report.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of September 30, 2004 and 2003

Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2004

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended September 30, 2004

Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2004

(b)	The following reports were filed on Form 8-K during the fourth quarter of fiscal 2004:

1.	Report filed July 16, 2004. Items included: Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition. The report stated that the Company announced by press release its earnings for the quarter ended June 30, 2004 and included a copy of the Company’s fact sheet which presents certain detailed financial information about the Company as an exhibit to the report.

2.	Report filed September 29, 2004. Item 8.01. Other Events. The report stated that during the Company’s 4th fiscal quarter, $200 million of FHLB advances with an interest rate of 5.49% were prepaid. The effect of this prepayment was the recognition of a loss on the extinguishment of debt of approximately $5.2 million (pretax) in the Company’s 4th fiscal quarter’s statement of operations.

     (a)(2) There are no financial statement schedules filed herewith.

     (a)(3) The following exhibits are filed as part of this report:

		Page/
No.	Exhibit	Footnote
3.1	Articles of Incorporation of the Company	(1)
3.2	Bylaws of the Company	(1)
4	Specimen Common Stock Certificate	(1)
10.1	1982 Employee Stock Compensation Program*	(1)
10.2	1987 Stock Option and Stock Appreciation Rights Plan*	(1)
10.3	1994 Stock Option and Stock Appreciation Rights Plan*	(1)
10.4	2001 Long-Term Incentive Plan*	(2)
13	Annual Report to Stockholders
21	Subsidiaries of the Company - Reference is made to Item 1, “Business- Subsidiaries” for the required information
23	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification by the Chief Executive Officer
31.2	Section 302 Certification by the Chief Financial Officer
32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002

* Management contract or compensation plan

     (1) Incorporated by reference from the Registrant’s Registration Statement on Form 8-B filed with the SEC on January 26, 1995.

     (2) Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 23, 2003.

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

               WASHINGTON FEDERAL, INC.

November 24, 2004	By:	/s/ Roy M. Whitehead

Roy M. Whitehead, Vice Chairman,
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John F. Clearman	November 24, 2004

John F. Clearman, Director

/s/ Derek L. Chinn	November 24, 2004

Derek L. Chinn, Director

/s/ H. Dennis Halvorson	November 24, 2004

H. Dennis Halvorson, Director

/s/ W. Alden Harris	November 24, 2004

W. Alden Harris, Director

/s/ Anna C. Johnson	November 24, 2004

Anna C. Johnson, Director

/s/ Thomas F. Kenney	November 24, 2004

Thomas F. Kenney, Director

/s/ Guy C. Pinkerton	November 24, 2004

Guy C. Pinkerton, Director, Chairman

/s/ Charles R. Richmond	November 24, 2004

Charles R. Richmond, Director

/s/ Roy M. Whitehead	November 24, 2004

Roy M. Whitehead, Director, Vice Chairman,
President and Chief Executive Officer

/s/ Brent J. Beardall	November 24, 2004

Brent J. Beardall, CPA
Senior Vice President and
Chief Financial Officer