Form 10-Q
period 2004-12-31
WASHINGTON FEDERAL INC
filed 2005-02-09
CIK 936528

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the quarterly period ended                 December 31, 2004

                                     or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         TITLE OF CLASS:                        AT FEBRUARY 1, 2005

   Common stock, $1.00 par value                86,635,704

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                               PART I
Item 1. Financial Statements

              The Consolidated Financial Statements of Washington Federal,Inc. and
              Subsidiaries filed as a part of the report are as follows:

              Consolidated Statements of Financial Condition
              as of December 31, 2004 and September 30, 2004 ............................   Page 3

              Consolidated Statements of Operations for the quarters
              ended December 31, 2004 and 2003 ..........................................   Page 4

              Consolidated Statements of Cash Flows for the
              quarters ended December 31, 2004 and 2003 .................................   Page 5

              Notes to Consolidated Financial Statements ................................   Page 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations .............................................   Page 10

Item 3. Quantitative and Qualitative Disclosures About Market Risk ......................   Page 17

Item 4. Controls and Procedures .........................................................   Page 17



                                              PART II


Item 1.    Legal Proceedings ............................................................  Page 19

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
           Securities ...................................................................  Page 19

Item 3.    Defaults Upon Senior Securities ..............................................  Page 19

Item 4.    Submission of Matters to a Vote of Security Holders ..........................  Page 19

Item 5.    Other Information ............................................................  Page 19

Item 6.    Exhibits and Reports on Form 8-K .............................................  Page 20

           Signatures ...................................................................  Page 21


                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                        December 31, 2004     September 30, 2004
                                                                        -----------------     ------------------
                                                                           (In thousands, except share data)

ASSETS
Cash and cash equivalents .........................................         $   521,060          $    508,361
Repurchase Agreements..............................................             200,000               200,000
Available-for-sale securities, including encumbered
   securities of $356,174 and $64,587, at fair value...............           1,071,369               899,525
Held-to-maturity securities, including encumbered
    securities of $80,648 and $54,811, at amortized cost...........             150,099               156,373
Securitized assets subject to repurchase, net......................              98,537               110,607
Loans receivable, net .............................................           5,250,975             4,982,836
Interest receivable ...............................................              34,217                29,832
Premises and equipment, net .......................................              62,975                63,049
Real estate held for sale .........................................               6,948                 8,630
FHLB stock ........................................................              81,066               137,274
Intangible assets, net ............................................              58,621                58,939
Other assets ......................................................               7,435                13,779
                                                                            -----------           -----------
                                                                            $ 7,543,302           $ 7,169,205
                                                                            ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Customer accounts
    Savings and demand accounts ...................................         $ 4,626,855           $ 4,569,245
    Repurchase agreements with customers ..........................              37,476                41,113
                                                                            -----------           -----------
                                                                              4,664,331             4,610,358
FHLB advances .....................................................           1,200,000             1,200,000
Other borrowings...................................................             400,000               100,000
Advance payments by borrowers for taxes and insurance .............              11,029                25,226
Federal and state income taxes ....................................              79,389                62,081
Accrued expenses and other liabilities ............................              52,446                51,352
                                                                            -----------           -----------
                                                                              6,407,195             6,049,017
STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, 300,000,000 shares authorized;
     103,902,395 and 103,821,846 shares issued;
     86,628,106 and 86,547,557 shares outstanding .................             103,902                94,383
Paid-in capital ...................................................           1,226,541             1,161,627
Accumulated other comprehensive income, net of taxes ..............              12,330                17,107
Treasury stock, at cost; 17,274,289 shares ........................            (206,666)             (206,666)
Retained earnings .................................................                   -                53,737
                                                                            -----------           -----------
                                                                              1,136,107             1,120,188
                                                                            -----------           -----------
                                                                            $ 7,543,302           $ 7,169,205
                                                                            ===========           ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Quarter Ended  December 31

                                                               ----------------------------
                                                                 2004              2003

                                                                --------         --------
                                                          (In thousands, except per share data)

INTEREST INCOME
Loans and securitized assets subject to repurchase  ........    $ 86,885         $ 82,395
Mortgage-backed securities .................................      12,834           11,734
Investment securities and cash equivalents..................       7,824            8,553
                                                                --------         --------
                                                                 107,543          102,682
INTEREST EXPENSE
Customer accounts ..........................................      23,892           21,637
FHLB advances and other borrowings .........................      18,254           22,419
                                                                --------         --------
                                                                  42,146           44,056
                                                                --------         --------
NET INTEREST INCOME ........................................      65,397           58,626
Provision for loan losses ..................................           -                -
                                                                --------         --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ........      65,397           58,626

OTHER INCOME
Gain on sale of securities, net ............................          64              536
Other ......................................................       2,515            2,569
                                                                --------         --------
                                                                   2,579            3,105

OTHER EXPENSE
Compensation and fringe benefits ...........................       8,334            7,559
Occupancy ..................................................       1,836            1,805
Other ......................................................       1,808            1,796
                                                                --------         --------
                                                                  11,978           11,160
Gain on real estate acquired through
     foreclosure, net ......................................         218              125
                                                                --------         --------
INCOME BEFORE INCOME TAXES .................................      56,216           50,696
Income taxes ...............................................      19,957           17,873
                                                                --------         --------
NET INCOME .................................................    $ 36,259         $ 32,823
                                                                ========         ========
PER SHARE DATA
Basic earnings .............................................    $   0.42       $     0.38
Diluted earnings ...........................................         .41              .38
Cash dividends .............................................         .19              .18
Weighted average number of shares outstanding,
  including dilutive stock options .........................  87,440,181       87,036,888

Return on average assets ...................................        1.96%            1.74%

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Quarter Ended
                                                                                 ----------------------------
                                                                                 December 2004   December 2003
                                                                                 -------------   -------------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .............................................................         $  36,259          $  32,823
Adjustments to reconcile net income to net cash provided by
 operating activities
  Amortization of fees, discounts, and premiums, net ...................            (1,115)            (2,319)
  Amortization of intangible assets ....................................               318                368
  Depreciation .........................................................               660                630
  Gain on investment securities and real estate held for sale, net .....              (282)              (661)
  Decrease (increase) in accrued interest receivable ...................            (4,385)                76
  Decrease in income taxes payable .....................................            19,909             12,872
  FHLB stock dividends .................................................                 -             (1,815)
  Decrease in other assets .............................................             3,393                777
  Increase (decrease) in accrued expenses and other liabilities ........             1,094             (4,826)
                                                                                 ---------          ---------
Net cash provided by operating activities ..............................            55,851             37,925

CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated
  Single-family residential loans ......................................          (282,033)          (255,651)
  Construction loans ...................................................          (176,616)          (114,660)
  Land loans ...........................................................           (72,727)           (63,437)
  Multi-family loans....................................................           (32,596)           (49,514)
                                                                                 ---------          ---------
                                                                                  (563,972)          (483,262)
Savings account loans originated .......................................              (340)              (254)
Loan principal repayments ..............................................           399,879            446,757
Increase in undisbursed loans in process ...............................            12,691             12,981
Loans purchased ........................................................          (103,828)              (168)
FHLB stock redemption ..................................................            56,208                  -
Available-for-sale securities purchased.................................          (274,774)          (169,992)
Principal payments and maturities of available-for-sale securities .....            73,937             71,364
Available-for-sale securities sold......................................            25,000            158,171
Held-to-maturity securities purchased ..................................                 -            (56,900)
Principal payments and maturities of held-to-maturity securities .......             6,371             25,436
Proceeds from sales of real estate held for sale .......................             2,118              4,377
Premises and equipment purchased, net ..................................              (586)              (650)
                                                                                 ---------          ---------
Net cash provided (used) by investing activities .......................          (367,296)             7,860

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts ......................................            53,973              1,562
Net increase in borrowings .............................................          (300,000)                 -
Proceeds from exercise of common stock options .........................               894              1,278
Dividends paid .........................................................           (16,526)           (15,593)
Decrease in advance payments by borrowers for taxes and insurance ......           (14,197)           (13,217)
                                                                                 ---------          ---------
Net cash provided (used) by financing activities .......................           324,144            (25,970)

INCREASE IN CASH AND CASH EQUIVALENTS...................................            12,699             19,815
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................           508,361          1,437,208
                                                                                 ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................        $  521,060         $1,457,023
                                                                                 =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NON-CASH INVESTING ACTIVITIES
  Real estate acquired through foreclosure .............................        $      218           $  1,920
CASH PAID DURING THE PERIOD FOR
  Interest .............................................................            41,635             45,817
  Income taxes .........................................................               593              5,055

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)

NOTE A - Basis of Presentation

The consolidated interim financial statements included in this report have been prepared by Washington Federal, Inc. ("Company") without audit. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The September 30, 2004 Consolidated Statement of Financial Condition was derived from audited financial statements.

The information included in this Form 10-Q should be read in conjunction with Washington Federal, Inc.'s 2004 Annual Report on Form 10-K
("2004 Form 10-K") to the Securities and Exchange Commission ("SEC"). Interim results are not necessarily indicative of results for a full year.

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. Rather, the new standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date estimated fair value of the award. That estimated cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in the table on page 7. Although such pro forma effects of applying original SFAS
123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to estimate the value of stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for the Company's fiscal quarter beginning July 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date estimated fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)

The fair value of options granted under the Company's stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model. See Note A and Note N in the 2004 Form 10-K where the Company's three stock-option employee compensation plans, as well as the weighted-average assumptions utilized in the Black-Scholes model, are more fully described.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of the original SFAS 123:

                                    Quarter Ended December 31,
                                       2004          2003
                                    ----------    ----------
                               (In thousands, except per share data)
Net income, as reported              $  36,259     $  32,823

Deduct:  Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax
 effects                                  (429)         (448)
                                      ---------    ----------
Pro forma net income                 $  35,830     $  32,375
                                     =========    ==========
Earnings per share:

 Basic - as reported                 $    0.42     $    0.38
 Basic - pro forma                        0.41          0.38

 Diluted - as reported                    0.41          0.38
 Diluted - pro forma                      0.41          0.37


Certain reclassifications have been made to the financial statements to conform prior periods to current classifcations.

NOTE B - Dividends

Dividends per share were 19 cents for the quarter ended December 31, 2004 compared with 18 cents for the same period one year ago. On January 14, 2005, the Company paid its 88th consecutive quarterly cash dividend.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)

On January 19, 2005, the Board of Directors of the Company declared an eleven-for-ten stock split in the form of a 10% stock dividend to stockholders of record on February 4, 2005, which will be distributed on February 18, 2005. All previously reported share and per share amounts have been adjusted accordingly, as the record date for the stock dividend occurred prior to the filing of this Form 10-Q. Accordingly, the changes in capital (transfer from retained earnings to common stock and additional paid in capital) have been retroactively applied to the December 31, 2004 balance sheet. Amounts presented in the press release dated January 13, 2005, for the quarter ended December 31, 2004, had not been adjusted as the press release occurred before the announcement and record date of the stock dividend.

NOTE C - Comprehensive Income

The Company's comprehensive income includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities and the effective portion of the change in fair value of forward commitments to purchase or sell mortgage-backed securities that are designated as cash flow hedges. Total comprehensive income for the quarters ended December 31, 2004 and December 31, 2003 totaled $31,482,000 and $28,919,000, respectively. The difference between the Company's net income and total comprehensive income equals the change in the net unrealized gain or loss, net of tax, on available-for-sale securities and the effective portion of the change in fair value of forward commitments to purchase or sell mortgage-backed securities that are designated as cash flow hedges during the applicable periods.

Note D - Allowance for Losses on Loans and Securitized Assets Subject to Repurchase

The following table summarizes the activity in the allowance for loan losses (including securitized assets subject to repurchase) for the quarters ended December 31, 2004 and 2003:

                                           Quarter
                                       Ended December 31,
                                       2004          2003
                                    ----------    ----------
                                         (In thousands)
Balance at beginning of period...... $  25,140     $  25,806
Provision for loan losses...........         -             -
Charge-offs.........................      (132)         (207)
Recoveries..........................         -            31
                                     ---------    ----------
Balance at end of period............ $  25,008     $  25,630
                                     =========    ==========

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    QUARTERS ENDED DECEMBER 31, 2004 AND 2003
                                   (Unaudited)

Note E - Investments

As of December 31, 2004, the Company had investments in Fannie Mae and
Freddie Mac preferred stock of $81,028,000 (amortized cost basis) with an estimated fair value of $73,958,000. These investments are included as part of the Company's available-for-sale investments; therefore, the $7,070,000 (pre-tax) unrealized loss is included in equity as a part of accumulated other comprehensive income. The Company continues to evaluate these investments for any other than temporary impairment. As of December 31, 2004, the Company determined that no other than temporary impairment charge was necessary.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Washington Federal, Inc. ("Company") is a savings and loan holding company. The Company's primary operating subsidiary is Washington Federal Savings.

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate and hold for investment fixed-rate single family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At December 31, 2004, the Company had a negative one-year maturity gap of approximately 19% of total assets, compared to a 17% negative one-year maturity gap as of December 31, 2003. The increase in interest rate risk is the result of the Company investing a portion of its short-term assets into longer-term assets over the course of the last twelve-month period.

The interest rate spread decreased to 2.85% at December 31, 2004 from 3.00% at September 30, 2004, primarily due to growth in long-term assets and borrowings. As of December 31, 2004, the Company had grown total assets by $374,097,000 from $7,169,205,000 at September 30, 2004. Short-term investments (original maturities less than one year) increased only $12,699,000 during the quarter. Loans and mortgaged-backed securities increased $433,534,000 to $6,168,092,000 as of December 31, 2004. Long-
term borrowings increased $300,000,000 during the quarter, as the Company chose to lock in long-term funding at a weighted-avereage rate of 3.79%. Total short-term assets of $721,060,000, which represents 10% of total assets, provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth at December 31, 2004 was $1,136,107,000, or 15.06% of total assets. This was an increase of $15,919,000 from September 30, 2004 when net worth was $1,120,188,000, or 15.62% of total assets. The increase in the Company's net worth included $36,259,000 from net income.
Net worth was reduced by $16,526,000 of cash dividend payments.

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

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $171,844,000 or 19.1% during the quarter ended
December 31, 2004. For the quarter ended December 31, 2004 the Company purchased $274,774,000 of available-for-sale investment securities, in addition to selling $25,000,000 of available-for-sale securities at a net gain of $64,000. There were no purchases of held-to-maturity securities during the quarter ended December 31, 2004. As of December 31, 2004, the Company had unrealized gains on available-for-sale securities of $11,546,000, net of tax, which were recorded as part of stockholders' equity.

Loans receivable and securitized assets subject to repurchase: During the quarter ended December 31, 2004, the combined total of loans receivable and securitized assets subject to repurchase increased 5.0% to $5,349,512,000 compared to $5,093,443,000 at September 30, 2004. This modest growth was consistent with Management's strategy to increase net loans during this period of increasing home mortgage rates. Permanent single-family residential loans as a percentage of total loans decreased to 70.7% at December 31, 2004 compared to 71.2% at September 30, 2004. The aggregate of construction and land loans (gross of loans in process) as a percentage of total loans increased to 21.2% at December 31, 2004 compared to 20.4% at September 30, 2004.

Non-performing assets: Non-performing assets decreased 13.7% during the quarter ended December 31, 2004 to $12,896,000 from $14,945,000 at
September 30, 2004, due to a strong housing market in the western United States and increased sales of real estate held for sale.

The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Company at the dates indicated.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    December 31, September 30,
                                       2004          2004
                                    ----------    ----------
                                         (In thousands)
Restructed loans (1)                 $      763    $     803
Nonaccrual loans:
   Single-family residential              7,040        7,589
   Construction                           2,690        2,965
   Land                                     657          252
   Multi-family                             415          322
                                     ----------   ----------
      Total nonaccrual loans (2)         10,802       11,128
Total REO (3)                             2,094        3,817
                                     ----------   ----------
Total non-performing assets          $   12,896   $   14,945
                                     ==========   ==========
Total non-performing assets and
 restructured loans                  $   13,659   $   15,748
                                     ==========   ==========
Total non-performing assets and
 restructured loans as a percentage
 of total assets                          0.18%         0.22%
                                     ==========   ==========


(1)    Performing in accordance with restructured terms.

(2) The Company recognized interest income on nonaccrual loans of approximately $170,000 in the quarter ended December 31, 2004. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $666,000 for the quarter ended December 31, 2004.

       In addition to the nonaccrual loans reflected in the above table, at December 31, 2004, the Company had $65,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed nonperforming, the Company's ratio of total nonperforming assets and restructured loans as a percent of total assets would have remained at .18% at December 31, 2004.

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


                                   December 31, 2004             September 30, 2004
                               ------------------------       ------------------------
                                               Loans to                      Loans to
                                 Amount      Total Loans 1     Amount      Total Loans 1
                               ----------    -----------      ----------    -----------
                                                    (In thousands)
Real estate:
    Single-family residential.. $   9,200          70.7%       $   8,517          71.2%
    Multi-family ..............     5,930           8.1            6,084           8.4
    Land ......................     3,051           5.7            3,470           5.3
    Construction ..............     6,827          15.5            7,069          15.1
                               ----------    ----------       ----------    ----------
                                $  25,008        100.0%        $  25,140        100.0%
                               ==========    ==========       ==========    ==========

1 The percentage is based on gross loans (including securitized assets subject to repurchase) before allowance for loan losses, loans in process and deferred loan origination costs.

Customer accounts: Customer accounts increased $53,973,000, or 1.2%, to $4,664,331,000 at December 31, 2004 compared with $4,610,358,000 at
September 30, 2004.

FHLB advances and other borrowings: Total borrowings increased $300,000,000, or 23.1%, to $1,600,000,000 at December 31, 2004 compared with
$1,300,000,000 at September 30, 2004.  The $300,000,000 of 5 year maturity reverse repurchase agreements had a weigthed-avereage rate of 3.79%.

RESULTS OF OPERATIONS

Net Income: The quarter ended December 31, 2004 produced net income of $36,259,000 compared to $32,823,000 for the same quarter one year ago, a 10.5% increase. Net income increased primarily as a result of increased balances of loans and mortgage-backed securities as well as reduced borrowing costs.

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

                   WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Rate / Volume Analysis:


                                     Comparison of Quarters Ended
                                         12/31/04 and 12/31/03
                                    Volume     Rate        Total
                                   -------   -------      -------
                                          (In thousands)
Interest Income:
  Loan Portfolio ................. $ 6,220   $(1,730)   $   4,490
  Mortgaged-backed securities ....   2,196    (1,096)       1,100
  Investments (1) ................  (3,193)    2,464         (729)
                                    ------    ------       ------
  All interest-earning assets ....   5,223      (362)       4,861
                                    ------    ------       ------

Interest Expense:
  Customer Accounts ..............      41     2,214        2,255
  FHLB advances and other
  borrowings .....................  (3,234)     (931)      (4,165)
                                    ------    ------       ------

All interest-bearing liabilities .  (3,193)    1,283       (1,910)
                                    ------    ------       ------

Change in net interest income .... $ 8,416  $ (1,645)    $  6,771
                                    ======    ======       ======

(1) Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Loan Losses: The Company recorded no provision for loan losses during either of the quarters ended December 31, 2004 and 2003. Nonperforming assets amounted to $12,896,000 or .17% of total assets at December 31, 2004 compared to $24,785,000 or .33% of total assets one year ago. Delinquencies on permanent loans have decreased from $24,500,000 at December 31, 2003 to $16,500,000 at December 31, 2004. Net charge-offs of $132,000 for the quarter ended December 31, 2004 remained low and were less than the $176,000 of net charge-offs for the quarter ended December 31, 2003. During the quarter ended December 31, 2004, the combined total of loans receivable and securitized assets subject to repurchase increased 5.0% to $5,349,512,000 compared to $5,093,443,000 at September 30, 2004. It should be noted that uncertain economic conditions, including unemployment that is higher than the national average, continue in the Company's primary markets.

The following table analyzes the Company's allowance for loan losses at the dates indicated.


                                                Quarter
                                           Ended December 31,
                                        ------------------------
                                        2004             2003
                                      --------         --------
                                            (In thousands)
Beginning balance                      $ 25,140         $ 25,806
Charge-offs:
    Real Estate:
        Single-family residential...        118               94
        Multi-family ...............         14                -
        Land .......................          -               42
        Construction ...............          -               71
                                       --------         --------
                                            132              207
Recoveries:
    Real Estate:
        Single-family residential..           -                -
        Multi-family ..............           -                -
        Land ......................           -               31
        Construction ..............           -                -
                                       --------         --------
                                              -               31

Net charge-offs ...................         132              176
Acquired through acquisition ......           -                -
Provision for loan losses .........           -                -
                                       --------         --------
Ending balance ....................    $ 25,008         $ 25,630
                                       ========         ========

Ratio of net charge-offs to
average loans outstanding .........       0.00%            0.00%
                                       ========         ========


Other Income: The quarter ended December 31, 2004 produced total other income of $2,579,000 compared to $3,105,000 for the same quarter one year ago, a 16.9% decrease. The quarter to quarter difference in total

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

other income resulted primarily from the recognition of a $536,000 net gain on the sale of securities in the quarter ended December 31, 2003.

Other Expense: The quarter ended December 31, 2004 produced total other expense of $11,978,000 compared to $11,160,000 for the same quarter one year ago, a 7.3% increase. The primary reason for this increase was a bonus compensation accrual of $650,000 recorded in the current quarter due to increased earnings per share. Total other expense for quarter equaled .65% of average assets, compared to .59% for the same period one year ago. The number of staff, including part-time employees on a full-time equivalent basis, was 749 at December 31, 2004 and 751 at December 31, 2003.

Taxes: Income taxes increased $2,084,000 or 11.7% for the quarter ended
December 31, 2004 when compared to the same period one year ago due to a higher taxable income base. In addition, the effective tax rate increased to 35.50% for the quarter ended December 31, 2004 from 35.25% for the same period one year ago.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that there have been no material changes in the Company's quantitative and qualitative information about market risk since September 30, 2004, other than the increase in the one year negative gap as described under "Interest Rate Risk" in Item 2 above. For a complete discussion of the Company's quantitative and qualitative market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2004 Form 10-K.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to purchases made by or on behalf of the Company of the Company's common stock during the three months ended December 31, 2004.

                                                                                                Maximum
                                                                                            Number of Shares
                                                                           Total Number       That May Yet
                                                                         Purchased as Part    Be Purchased
                                             Total Number    Average       of Publicly       Under the Plan
                                              of Shares    Price Paid       Announced         at the End of
Period                                        Purchased     Per Share       Plan (1)           the Period
-------------------------------------------- ----------    ----------       ----------         ----------
    October 1, 2004 to October 31, 2004               -    $        -                -         3,310,013
    November 1, 2004 to November 30, 2004             -             -                -         3,310,013
    December 1, 2004 to December 31, 2004             -             -                -         3,310,013
                                             ----------    ----------       ----------         ----------
    Total                                             -    $        -                -         3,310,013
                                             ==========    ==========       ==========         ==========

(1) The Company's only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 21,956,264 shares have been authorized for purchase.


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

(a)     Exhibits

        31.1   Section 302 Certification by the Chief Executive Officer

        31.2   Section 302 Certification by the Chief Financial Officer

        32 Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

(b)      Reports on Form 8-K

        1.     Report filed October 19, 2004.  Items included: Item 8.01.
               Other Events. The report stated that the Company had reviewed the accounting treatment of its cash flow hedges under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". The result of the review was that certain portions of net unrealized gains on such cash flow hedges were incorrectly recorded in prior periods as a part of stockholders' equity through other comprehensive income and would be reclassified to net income in the Company's restated financial statements for fiscal years 2001 through 2003. The cumulative impact of the restatement was an increase in net income of approximately $7,735,000 or 1.92%.

        2. Report filed October 21, 2004. Items included: Item 2.02 Results of Operations and Financial Condition, Item 7.01 Regulation FD Disclosure and Item 9.01 Financial Statements and Exhibits. The report stated that the Company announced by press release its earnings for the quarter ended September 30, 2004 and included a copy of the Company's fact sheet which presents certain detailed financial information about the Company as an exhibit to the report.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






February 8, 2005                        /s/ Roy M. Whitehead
                                        --------------------------------------
                                        ROY M. WHITEHEAD
                                        Vice Chairman, President and Chief
                                        Executive Officer



February 8, 2005                        /s/ Brent J. Beardall
                                        --------------------------------------
                                        BRENT J. BEARDALL
                                        Senior Vice President and Chief
                                        Financial Officer