Form 10-Q
period 2005-03-31
WASHINGTON FEDERAL INC
filed 2005-05-10
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number   025454

WASHINGTON FEDERAL, INC.

(Exact name of registrant as specified in its charter)

Washington	91-1661606
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

425 Pike Street Seattle, Washington 98101
(Address of principal executive offices and zip code)

(206) 624-7930
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒ No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at May 1, 2005

Common stock, $1.00 par value	86,726,714

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	March 31, 2005	September 30, 2004
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$527,278	$508,361
Repurchase agreements	—	200,000
Available-for-sale securities, including encumbered securities of $353,378 and $64,587, at fair value	1,153,204	899,525
Held-to-maturity securities, including encumbered securities of $77,035 and $54,811, at amortized cost	144,219	156,373
Securitized assets subject to repurchase, net	88,346	110,607
Loans receivable, net	5,429,741	4,982,836
Interest receivable	31,647	29,832
Premises and equipment, net	61,900	63,049
Real estate held for sale	6,444	8,630
FHLB stock	81,453	137,274
Intangible assets, net	58,315	58,939
Other assets	5,912	13,779
	$7,588,459	$7,169,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Savings and demand accounts	$4,687,448	$4,569,245
Repurchase agreements with customers	35,141	41,113
	4,722,589	4,610,358
FHLB advances	1,200,000	1,200,000
Other borrowings	400,000	100,000
Advance payments by borrowers for taxes and insurance	20,907	25,226
Federal and state income taxes	46,132	62,081
Accrued expenses and other liabilities	49,320	51,352
	6,438,948	6,049,017
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 103,939,918 and 103,821,846 shares issued; 86,707,298 and 86,547,557 shares outstanding	103,940	94,383
Paid-in capital	1,237,599	1,161,627
Accumulated other comprehensive income (loss), net of taxes	(162)	17,107
Treasury stock, at cost; 17,232,620 and 17,274,289 shares	(206,170)	(206,666)
Retained earnings	14,304	53,737
	1,149,511	1,120,188
	$7,588,459	$7,169,205

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(In thousands, except per share data)
INTEREST INCOME
Loans and securitized assets subject to repurchase	$90,321	$82,388	$177,206	$164,783
Mortgage-backed securities	23,568	12,379	36,402	24,113
Investment securities and cash equivalents	8,291	7,915	16,115	16,468
	122,180	102,682	229,723	205,364

INTEREST EXPENSE
Customer accounts	26,622	21,234	50,514	42,871
FHLB advances and other borrowings	18,941	22,172	37,195	44,591
	45,563	43,406	87,709	87,462

Net interest income	76,617	59,276	142,014	117,902
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	76,617	59,276	142,014	117,902

OTHER INCOME
Gain (loss) on securities, net	(3,476)	(659)	(3,412)	(122)
Other	3,747	2,981	6,262	5,549
	271	2,322	2,850	5,427

OTHER EXPENSE
Compensation and fringe benefits	8,733	7,789	17,067	15,349
Occupancy	3,124	1,869	4,960	3,673
Other	2,107	1,824	3,916	3,620
	13,964	11,482	25,943	22,642
Gain on real estate acquired through foreclosure, net	581	127	799	252
Income before income taxes	63,505	50,243	119,720	100,939
Income taxes	22,544	17,723	42,501	35,596
NET INCOME	$40,961	$32,520	$77,219	$65,343

PER SHARE DATA
Basic earnings	$0.47	$0.38	$0.89	$0.76
Diluted earnings	.47	.37	.88	.75
Cash dividends	.19	.18	.38	.36
Weighted average number of shares outstanding, including dilutive stock options	87,464,540	87,231,366	87,452,362	87,132,216

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 2005	March 2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$77,219	$65,343
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of fees, discounts, and premiums, net	(10,204)	(4,343)
Amortization of intangible assets	624	723
Depreciation	2,545	1,260
Loss (Gain) on investment securities and real estate held for sale, net	2,613	(129)
Increase in accrued interest receivable	(1,815)	(588)
Decrease in income taxes payable	(9,094)	(8,129)
FHLB stock dividends	(387)	(3,263)
Decrease (increase) in other assets	3,525	(458)
Decrease in accrued expenses and other liabilities	(2,032)	(890)
Net cash provided by operating activities	62,994	49,526

CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated
Single-family residential loans	(535,275)	(464,670)
Construction loans	(333,525)	(242,648)
Land loans	(148,058)	(120,402)
Multi-family loans	(58,519)	(85,104)
	(1,075,377)	(912,824)
Savings account loans originated	(574)	(531)
Loan principal repayments	782,581	795,207
Increase in undisbursed loans in process	233	24,686
Loans purchased	(131,058)	(1,356)
FHLB stock redemption	56,208	—
Available-for-sale securities purchased	(464,719)	(493,992)
Repurchase agreement maturity	200,000	—
Principal payments and maturities of available-for-sale securities	118,371	123,010
Available-for-sale securities sold	78,544	228,171
Held-to-maturity securities purchased	—	(56,900)
Principal payments and maturities of held-to-maturity securities	12,303	34,995
Proceeds from sales of real estate held for sale	3,661	6,536
Premises and equipment purchased, net	(1,396)	(1,606)
Net cash used by investing activities	(421,223)	(254,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	112,231	(16,852)
Net increase in borrowings	300,000	—
Proceeds from exercise of common stock options	1,378	2,180
Dividends paid	(33,091)	(31,547)
Proceeds from Employee Stock Ownership Plan	947	747
Decrease in advance payments by borrowers for taxes and insurance	(4,319)	(3,767)
Net cash provided (used) by financing activities	377,146	(49,239)

Increase (decrease) in cash and cash equivalents	18,917	(254,317)
Cash and cash equivalents at beginning of period	508,361	1,437,208
Cash and cash equivalents at end of period	$527,278	$1,182,891

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$676	$3,397
Cash paid during the period for
Interest	86,821	88,569
Income taxes	49,593	43,780

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

NOTE A – Correction of Error

As disclosed by press release on April 20, 2005 (“Press Release”), in response to a comment letter from the Securities and Exchange Commission (“SEC”), Washington Federal, Inc. (“Company”) began a review of its accounting for derivatives.  As of May 6, 2005, this review has been completed and the Company determined that its accounting for derivative instruments, which consist solely of cash flow hedges using forward contracts to purchase and sell mortgage-backed securities, has been incorrect.  The Company’s cash flow hedge documentation lacked the specificity required by Statement of Financial Accounting Standards No. 133 (“SFAS 133”) and Emerging Issues Task Force Topic D-102.

The cumulative effect as of January 1, 2005 of the correction of the error would have increased retained earnings as of that date by $7.9 million, net of tax.  Such correction has been recorded in the quarter ended March 31, 2005 and increased net income for the quarter by the same amount.  The effect of the error was not material to any prior quarter in 2005 or 2004 nor for any prior year, and does not have a material effect on the trend in earnings during those periods.  The corretion of the error is not expected to have a material impact on net income for the year ending September 30, 2005 or to the trend of earnings for the year.

The Company previously presented in the Press Release for the quarter ended March 31, 2005, net income of $36.3 million.  As a result of the elimination of hedge accounting, net income for the quarter ended March 31, 2005 was reduced by $3.3 million net of tax.  Specifically, on a pre tax basis interest income on mortgage backed securities was decreased by $1.1 million and gain (loss) on securities was reduced by $4.0 million.

The net impact to after tax earnings relative to the amounts disclosed in the Press Release is to increase net income by $4.6 million for the quarter ended March 31, 2005.

Effect of the error on net income reported in prior years and in the Press Release is as follows:

	Fiscal Years Ended September 30,				Six Mo.Ended	Cumulative
Amounts in Millions	2001	2002	2003	2004	3/31/2005	Impact

Net Income as previously disclosed	$117.5	$148.4	$145.0	$131.9	$72.6	$615.4

After Tax Effect of Eliminating Hedge Accounting	$13.9	$(1.5)	$(0.7)	$(2.3)	$(4.8)	$4.6

Net Income after elimination of Hedge Accounting	$131.4	$146.9	$144.3	$129.6	$67.8	$620.0

% Change	11.83%	-1.01%	-0.48%	-1.74%	-6.61%	0.75%

NOTE B - Basis of Presentation

The consolidated interim financial statements included in this report have been prepared by the Company without audit.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements.  Actual results could differ from these estimates.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The September 30, 2004 Consolidated Statement of Financial Condition was derived from audited financial statements.

The information included in this Form 10-Q should be read in conjunction with Washington Federal, Inc.’s 2004 Annual Report on Form 10-K (“2004 Form 10-K”) as filed with the SEC.  Interim results are not necessarily indicative of results for a full year.

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees.  Rather, the new standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date estimated fair value of the award.  That estimated cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense.  The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of original SFAS 123 to stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in the table on page 8.  Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to estimate the value of stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for the Company’s fiscal year beginning October 1, 2005, and requires the use of the Modified Prospective Application Method.  Under this method SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date estimated fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.

The fair value of options granted under the Company’s stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model.  See Note A and Note N in the 2004 Form 10-K where the Company’s three stock-option employee compensation plans, as well as the weighted-average assumptions utilized in the Black-Scholes model, are more fully described.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of the original SFAS 123:

	Quarter Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(In thousands, except per share data)

Net income, as reported	$40,961	$32,520	$77,219	$65,343

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(429)	(448)	(858)	(895)

Pro forma net income	$40,532	$32,072	$76,361	$64,448

Earnings per share:

Basic – as reported	$0.47	$0.38	$0.89	$0.76
Basic – pro forma	0.47	0.37	0.88	0.75

Diluted – as reported	0.47	0.37	0.88	0.75
Diluted – pro forma	0.46	0.37	0.87	0.74

Certain reclassifications have been made to the financial statements to conform prior periods to current classifications.

NOTE C - Dividends

Dividends per share increased to 19 cents for the quarter ended March 31, 2005 compared with 18 cents for the same period one year ago.  On April 15, 2005 the Company paid its 89th consecutive quarterly cash dividend.

On January 19, 2005, the Board of Directors of the Company declared an eleven-for-ten stock split in the form of a 10% stock dividend to stockholders of record on February 4, 2005, which was distributed on February 18, 2005.  All previously reported share and per share amounts have been adjusted accordingly.

NOTE D - Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities.  Total comprehensive income for the quarters ended March 31, 2005 and 2004 totaled $28,469,000 and $36,445,000, respectively.  Total comprehensive income for the six months ended March 31, 2005 and March 31, 2004 totaled $59,950,000 and $65,364,000, respectively.  The difference between the Company’s net income and total comprehensive income equals the change in the net unrealized gain or loss, net of tax, on available-for-sale securities during the applicable periods.

NOTE E – Allowance for Losses on Loans and Securitized Assets Subject to Repurchase

The following table summarizes the activity in the allowance for loan losses (including securitized assets subject to repurchase) for the quarter and six months ended March 31, 2005 and 2004:

	Quarter Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(In thousands)

Balance at beginning of period	$25,008	$25,631	$25,140	$25,806
Provision for loan losses	—	—	—	—
Charge-offs.	(14)	(181)	(146)	(387)
Recoveries	—	12	—	43
Balance at end of period	$24,994	$25,462	$24,994	$25,462

PART I – Financial Information

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Washington Federal, Inc. (“Company”) is a savings and loan holding company.  The Company’s primary operating subsidiary is Washington Federal Savings.

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate and hold for investment fixed-rate single-family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money.  At both March 31, 2005 and March 31, 2004, the Company had a negative one-year maturity gap of approximately 17% of total assets as the asset mix of the current quarter was similar to that from one year ago.

The interest rate spread decreased to 2.83% at March 31, 2005 from 3.00% at September 30, 2004, due to increasing deposit costs partially offset by growth in long-term assets and borrowings.  The weighted average rate on customer accounts increased by 41 basis points to 2.37% as of March 31, 2005.  As of March 31, 2005, the Company had grown total assets by $419,254,000 from $7,169,205,000 at September 30, 2004.  Short-term investments (original maturities less than one year) decreased $181,083,000 during the six months ended March 31, 2005.  Loans and mortgage-backed securities increased $671,185,000 to $6,405,843,000 during the six month period ended March 31, 2005.  Long-term borrowings increased $300,000,000 during the six months ended March 31, 2005, as the Company chose to lock in long-term funding at a weighted-average rate of 3.79%.  Total short-term assets of $527,278,000, which represent 7% of total assets, provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net worth at March 31, 2005 was $1,149,511,000, or 15.15% of total assets.  This was an increase of $29,323,000 from September 30, 2004 when net worth was $1,120,188,000, or 15.62% of total assets. The increase in the Company’s net worth included $77,219,000 from net income.  Net worth was reduced by $33,091,000 of cash dividend payments.

The Company’s percentage of net worth to total assets is among the highest in the industry and is over three times the minimum required under Office of Thrift Supervision regulations.  Management believes this strong net worth position will help protect earnings against interest rate risk and enable it to compete more effectively for controlled growth through acquisitions, de novo expansion and increased customer deposits.

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities:  Available-for-sale securities increased $253,679,000, or 28.2%, during the six months ended March 31, 2005.  For the six months ended March 31, 2005 the Company purchased $464,719,000 of available-for-sale investment securities in addition to selling $78,544,000 of available-for-sale securities at a net gain of $698,000.  In addition, the Company recorded an other than temporary impairment charge of $4,111,000 during the second fiscal quarter on Fannie Mae and Freddie Mac preferred stock that were part of the available-for-sale portfolio.  There were no purchases of held-to-maturity securities during the six months ended March 31, 2005.  As of March 31, 2005, the Company had net unrealized losses on available-for-sale securities of $162,000, net of tax, which were recorded as part of stockholders’ equity.

Loans receivable and securitized assets subject to repurchase:  During the six months ended March 31, 2005, the combined total of loans receivable and securitized assets subject to repurchase increased 8.3% to $5,518,087,000 compared to $5,093,443,000 at September 30, 2004.  This growth was consistent with Management’s strategy to increase net loans during this period of increasing home mortgage rates.  Permanent single-family residential loans as a percentage of total loans decreased to 70.6% at March 31, 2005 compared to 71.2% at September 30, 2004.  The aggregate of construction and land loans (gross of loans in process) as a percentage of total loans increased to 21.6% at March 31, 2005 compared to 20.4% at September 30, 2004.

Non-performing assets:  Non-performing assets decreased 39.2% during the six months ended March 31, 2005 to $9,082,000 from $14,945,000 at September 30, 2004 due to a strong housing market in the western United States and increased sales of real estate held for sale.

The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Company at the dates indicated.

	March 31, 2005	September 30, 2004
	(In Thousands)

Restructured loans (1)	$766	$803
Nonaccrual loans:
Single-family residential	6,165	7,589
Construction	311	2,965
Land	600	252
Multi-family	416	322
Total nonaccrual loans (2)	7,492	11,128
Total REO (3)	1,590	3,817
Total non-performing assets	$9,082	$14,945

Total non-performing assets and restructured loans	$9,848	$15,748
Total non-performing assets and restructured loans as a percentage of total assets	0.13%	0.22%

(1)                                  Performing in accordance with restructured terms.

(2)                                  The Company recognized interest income on nonaccrual loans of approximately $287,000 in the quarter ended March 31, 2005.  Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $555,000 for the quarter ended March 31, 2005.

In addition to the nonaccrual loans reflected in the above table, at March 31, 2005, the Company had $4,029,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons.  If these loans were deemed nonperforming, the Company’s ratio of total nonperforming assets and restructured loans as a percent of total assets would have been .18% at March 31, 2005.

(3)                                  Total REO (included in real estate held for sale on the Statement of Financial Condition) includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans.

Allocation of the allowance for loan losses:  The following table shows the allocation of the Company’s allowance for loan losses at the dates indicated.

	March 31, 2005		September 30, 2004
	Amount	Loans to Total Loans (1)	Amount	Loans to Total Loans (1)
	(In thousands)

Real estate:
Single-family residential	$9,597	70.6%	$8,517	71.2%
Multi-family	5,660	7.8	6,084	8.4
Land	3,685	6.1	3,470	5.3
Construction	6,052	15.5	7,069	15.1
	$24,994	100.0%	$25,140	100.0%

(1)          The percentage is based on gross loans (including securitized assets subject to repurchase) before allowance for loan losses, loans in process and deferred loan origination costs.

Customer accounts:  Customer accounts increased $112,231,000, or 2.4%, to $4,722,589,000 at March 31, 2005 compared with $4,610,358,000 at September 30, 2004.

FHLB advances and other borrowings:  Total borrowings increased $300,000,000, or 23.1%, to $1,600,000,000 at March 31, 2005 compared with $1,300,000,000 at September 30, 2004.  The $300,000,000 of 5 year original maturity reverse repurchase agreements had a weighted-average rate of 3.79%.

RESULTS OF OPERATIONS

Net Income:  The quarter ended March 31, 2005 produced net income of $40,961,000 compared to  $32,520,000 for the same quarter one year ago, an 26.0% increase.  Net income for the six months ended March 31, 2005 was $77,219,000 compared to $65,343,000 for the six months ended March 31, 2004, an 18.2% increase.  Net income increased primarily as a result of increased balances of loans and mortgage-backed securities, reduced borrowing costs and the $4.6 million (after tax) increase in net income which resulted from the Company’s correction of its hedge accounting as described in Note A.

Net Interest Income:  The largest component of the Company’s earnings is net interest income, which is the difference between the interest and dividends earned on loans and other investments and the interest paid on customer deposits and borrowings.  Net interest income is impacted primarily by two factors; first, the volume of earning assets and liabilities and second, the rate earned on those assets or the rate paid on those liabilities.

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

Rate / Volume Analysis:

	Comparison of Quarters Ended 3/31/05 and 3/31/04			Comparison of Six Months Ended 3/31/05 and 3/31/04
In thousands	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loan portfolio	$9,165	$(1,232)	$7,933	$15,378	$(2,955)	$12,423
Mortgaged-backed securities(2)	3,152	8,037	11,189	5,629	6,660	12,289
Investments(1)	(3,318)	3,694	376	(6,502)	6,149	(353)

All interest-earning assets	8,999	10,499	19,498	14,505	9,854	24,359

Interest expense:
Customer accounts	341	5,047	5,388	378	7,265	7,643
FHLB advances and other borrowings	(1,964)	(1,267)	(3,231)	(5,222)	(2,174)	(7,396)

All interest-bearing liabilities	(1,623)	3,780	2,157	(4,844)	5,091	247

Change in net interest income	$10,622	$6,719	$17,341	$19,349	$4,763	$24,112

(1)  Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle

(2)  Includes the correction of an error related to hedge accounting as described in Note A

Provision for Loan Losses:  The Company recorded no provision for loan losses during either of the quarters or six month periods ended March 31, 2005 and 2004.  Nonperforming assets amounted to $9,082,000 or .12% of total assets at March 31, 2005 compared to $25,216,000 or .33% of total assets one year ago.  Delinquencies on permanent loans decreased from $23,100,000 at March 31, 2004 to $15,100,000 at March 31, 2005.  Net charge-offs of $14,000 for the quarter ended March 31, 2005 remained low and were less than the $169,000 of net charge-offs for the quarter ended March 31, 2004.  During the quarter ended March 31, 2005, the combined total of loans receivable and securitized assets subject to repurchase increased 8.3% to $5,518,087,000 compared to $5,093,443,000 at September 30, 2004.  It should be noted that uncertain economic conditions, including unemployment that is higher than the national average, combined with increasing loan demand continue in the Company’s primary markets.

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	Quarter Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(In thousands)

Beginning balance	$25,008	$25,631	$25,140	$25,806
Charge-offs:
Real Estate:
Single-family residential	14	105	132	198
Multi-family	—	—	14	—
Land	—	1	—	43
Construction	—	75	—	146
	14	181	146	387
Recoveries:
Real Estate:
Single-family residential	—	12	—	12
Multi-family	—	—	—	—
Land	—	—	—	31
Construction	—	—	—	—
	—	12	—	43

Net charge-offs	14	169	146	344
Acquired through acquisition	—	—	—	—
Provision for loan losses	—	—	—	—
Ending balance	$24,994	$25,462	$24,994	$25,462

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.01%

Other Income:  The quarter ended March 31, 2005 produced total other income of $271,000 compared to $2,322,000 for the same quarter one year ago, an 88.3% decrease.  Total other income for the six months ended March 31, 2005 was $2,850,000 compared to $5,427,000 for the six months ended March 31, 2004, a 47.5% decrease.  Total other income for the quarter and six months ended March 31, 2005 included a $4,111,000 loss due to the recognition of an other than temporary impairment charge on Freddie Mac and Fannie Mae preferred stock held in the available-for-sale portfolio.  This loss was offset by net gains from the sale of available-for-sale securities of $698,000 for the six months ended March 31, 2005.  In addition, the Company recognized $990,000 as income on the settlement of a contingent obligation during the quarter ended March 31, 2005.  Total other income for the quarter and six months ended March 31, 2004 included a net loss of $659,000 and $122,000, respectively, on the sale of securities.

Other Expense:  The quarter ended March 31, 2005 produced total other expense of $13,964,000 compared to $11,482,000 for the same quarter one year ago, a 21.6% increase.  Total other expense for the six months ended March 31, 2005 was $25,943,000 compared to $22,642,000 for the six months ended March 31, 2004, a 14.6% increase.  The primary reasons for the increases were twofold; first, a bonus compensation accrual of $1,280,000 was recorded in the six month period ended March 31, 2005 due to increased earnings per share.  There was no bonus accrual for the six month period ended March 31, 2004.  Second, in the quarter ended March 31, 2005 the Company recorded a one-time expense of $1,225,000 related to the amortization of leasehold improvements that brings the Company into conformity with a recent clarification of the accounting standard for leases.  The Company now amortizes leasehold improvements over the shorter of the original lease term excluding option periods, or the expected useful life of the improvements.  Total other expense for the quarter and six months ended March 31, 2005 equaled .74% and .69%, respectively, of average assets, compared to .61% and .60%, respectively, for the same period one year ago.  The number of staff, including part-time employees on a full-time equivalent basis, was 756 at March 31, 2005 and 754 at March 31, 2004.

Taxes:  Income taxes increased $4,821,000 or 27.2% and $6,905,000 or 19.4% for the quarter and six months ended March 31, 2005 when compared to the same period one year ago due to a higher taxable income base.  In addition, the effective tax rate increased to 35.50% for the quarter and six months ended March 31, 2005 from 35.25% for the same periods one year ago.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2004.  For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2004 Form 10-K.

Item 4.           Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-14.  Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  During the quarter ended March 31, 2005, the Company reviewed its documentation of cash flow hedges and found that its current policies were insufficient.  The Company has implemented changes to meet the specific documentation requirements of SFAS 133.  Except for the documentation of cash flow hedges as previously mentioned, there have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – Other Information

Item 1.           Legal Proceedings

From time to time the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company’s financial position or results of operations.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended March 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period

January 1, 2005 to January 31, 2005	—	$—	—	3,310,014

February 1, 2005 to February 28, 2004	—	—	—	3,310,014

March 1, 2005 to March 31, 2005	—	—	—	3,310,014

Total	—	$—	—	3,310,014

(1)          The Company’s only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 21,956,264 shares have been authorized for purchase.

Item 3.           Defaults Upon Senior Securities

Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Washington Federal, Inc. was held on January 19, 2005.

Three nominees for reelection as Directors, Anna C. Johnson, Thomas F. Kenney and Charles R. Richmond, were reelected for three-year terms.  The votes cast for Anna C. Johnson were 71,692,687 shares.  The votes cast for Thomas F. Kenney were 71,741,074 shares.  The votes cast for Charles R. Richmond were 53,805,148 shares.

The stockholders approved an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 300,000,000 with 51,137,529 shares cast for the proposal.

The stockholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accountants for fiscal year 2005 with 72,424,239 shares cast for the proposal.

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

May 10, 2005	/s/ Roy M. Whitehead
ROY M. WHITEHEAD
Vice Chairman, President and Chief Executive Officer

May 10, 2005	/s/ Brent J. Beardall
BRENT J. BEARDALL
Senior Vice President and Chief Financial Officer