Form 10-Q
period 2005-06-30
WASHINGTON FEDERAL INC
filed 2005-07-27
CIK 936528

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the quarterly period ended                 June 30, 2005

                                     or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         TITLE OF CLASS:                        AT JULY 25, 2005

   Common stock, $1.00 par value                86,793,983

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES



                                               PART I
Item 1. Financial Statements (Unaudited)

              The Consolidated Financial Statements of Washington Federal,Inc. and
              Subsidiaries filed as a part of the report are as follows:

              Consolidated Statements of Financial Condition
              as of June 30, 2005 and September 30, 2004 ................................   Page 3

              Consolidated Statements of Operations for the quarter
              and nine months ended June 30, 2005 and 2004 ..............................   Page 4

              Consolidated Statements of Cash Flows for the
              nine months ended June 30, 2005 and 2004 ..................................   Page 5

              Notes to Consolidated Financial Statements ................................   Page 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations .............................................   Page 9

Item 3. Quantitative and Qualitative Disclosures About Market Risk ......................   Page 16

Item 4. Controls and Procedures .........................................................   Page 17



                                              PART II


Item 1.    Legal Proceedings ............................................................  Page 18

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds ..................  Page 18

Item 3.    Defaults Upon Senior Securities ..............................................  Page 18

Item 4.    Submission of Matters to a Vote of Security Holders ..........................  Page 18

Item 5.    Other Information ............................................................  Page 18

Item 6.    Exhibits .....................................................................  Page 19

           Signatures ...................................................................  Page 20


                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                           June 30, 2005     September 30, 2004
                                                                          --------------     ------------------
                                                                           (In thousands, except share data)

ASSETS
Cash and cash equivalents .........................................         $   499,700          $    508,361
Repurchase agreements .............................................                   -               200,000
Available-for-sale securities, including encumbered
   securities of $568,610 and $64,587, at fair value ..............           1,188,487               899,525
Held-to-maturity securities, including encumbered
    securities of $73,355 and $54,811, at amortized cost...........             138,464               156,373
Securitized assets subject to repurchase, net......................              79,210               110,607
Loans receivable, net .............................................           5,697,437             4,982,836
Interest receivable ...............................................              33,330                29,832
Premises and equipment, net .......................................              62,324                63,049
Real estate held for sale .........................................               5,545                 8,630
FHLB stock ........................................................             129,453               137,274
Intangible assets, net ............................................              58,022                58,939
Other assets ......................................................              38,484                13,779
                                                                            -----------           -----------
                                                                            $ 7,930,456           $ 7,169,205
                                                                            ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Customer accounts
    Savings and demand accounts ...................................         $ 4,777,216           $ 4,569,245
    Repurchase agreements with customers ..........................              31,469                41,113
                                                                            -----------           -----------
                                                                              4,808,685             4,610,358
FHLB advances .....................................................           1,200,000             1,200,000
Other borrowings...................................................             600,000               100,000
Advance payments by borrowers for taxes and insurance .............              16,085                25,226
Federal and state income taxes ....................................              41,718                62,081
Accrued expenses and other liabilities ............................              89,790                51,352
                                                                            -----------           -----------
                                                                              6,756,278             6,049,017
STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, 300,000,000 shares authorized;
     104,009,983 and 103,821,846 shares issued; 86,777,363
     and 86,547,557 shares outstanding ............................             104,010                94,383
Paid-in capital ...................................................           1,238,456             1,161,627
Accumulated other comprehensive income, net of taxes ..............               6,503                17,107
Treasury stock, at cost; 17,232,620 and 17,274,289 shares .........            (206,170)             (206,666)
Retained earnings .................................................              31,379                53,737
                                                                            -----------           -----------
                                                                              1,174,178             1,120,188
                                                                            -----------           -----------
                                                                            $ 7,930,456           $ 7,169,205
                                                                            ===========           ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Quarter Ended  June 30,        Nine Months Ended June 30,

                                                                -------------------------       --------------------------
                                                                 2005              2004           2005              2004

                                                                --------         --------       ---------        ---------
                                                                          (In thousands, except per share data)

INTEREST INCOME
Loans and securitized assets subject to repurchase  .......     $ 94,206         $ 82,651       $271,413         $247,434
Mortgage-backed securities .................................      12,244           11,659         48,646           35,773
Investment securities and cash equivalents..................       7,552            8,900         23,667           25,367
                                                                --------         --------       --------         --------
                                                                 114,002          103,210        343,726          308,574

INTEREST EXPENSE
Customer accounts ..........................................      30,593           21,101         81,107           63,971
FHLB advances and other borrowings .........................      20,655           19,939         57,850           64,531
                                                                --------         --------       --------         --------
                                                                  51,248           41,040        138,957          128,502
                                                                --------         --------       --------         --------
NET INTEREST INCOME ........................................      62,754           62,170        204,769          180,072
Provision (reversal of reserve) for loan losses ............        (134)            (231)          (134)            (231)
                                                                --------         --------       --------         --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES ........      62,888           62,401        204,903          180,303

OTHER INCOME
Loss on securities, net ....................................        (121)            (596)        (3,534)            (719)
Other ......................................................       2,687            3,021          8,948            8,570
                                                                --------         --------       --------         --------
                                                                   2,566            2,425          5,414            7,851

OTHER EXPENSE
Compensation and fringe benefits ...........................       8,694            7,797         25,761           22,966
Occupancy ..................................................       1,912            1,815          6,872            5,489
Other ......................................................       3,573            2,964         10,114           10,379
Deferred loan origination costs ............................	(1,409)	     (1,549)        (4,035)          (5,165)
                                                                --------         --------       --------         --------
                                                                  12,770           11,027         38,712           33,669
Gain on real estate acquired through foreclosure, net ......         464              303          1,263              556
                                                                --------         --------       --------         --------
INCOME BEFORE INCOME TAXES .................................      53,148           54,102        172,868          155,041
Income taxes ...............................................      18,867           19,070         61,368           54,666
                                                                --------         --------       --------         --------
NET INCOME .................................................    $ 34,281         $ 35,032       $111,500         $100,375
                                                                ========         ========       ========         ========

PER SHARE DATA
Basic earnings .............................................    $   0.40         $   0.41       $   1.29         $   1.16
Diluted earnings ...........................................         .39              .40           1.27             1.15
Cash dividends .............................................         .20              .19            .58              .55
Weighted average number of shares outstanding,
  including dilutive stock options .........................  87,464,631       87,000,061     87,455,443       87,094,161


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Nine Months Ended
                                                                                 ----------------------------
                                                                                 June 2005          June 2004
                                                                                 ----------         ----------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income .............................................................         $ 111,500          $ 100,375
Adjustments to reconcile net income to net cash provided by
 operating activities
  Amortization of fees, discounts, and premiums, net ...................            (7,524)            (5,967)
  Amortization of intangible assets ....................................               917              1,066
  Depreciation .........................................................             3,205              1,905
  Provision (reversal of reserve) for loan losses ......................              (134)              (231)
  Loss (gain) on investment securities and real estate held for sale,net             2,271                163
  Increase in accrued interest receivable ..............................            (3,498)            (1,735)
  Decrease in income taxes payable .....................................           (14,629)            (9,206)
  FHLB stock dividends .................................................            (1,221)            (4,706)
  Decrease (increase) in other assets ..................................           (29,047)             6,867
  Increase (decrease) in accrued expenses and other liabilities ........            38,438            (12,808)
                                                                                 ---------          ---------
Net cash provided by operating activities ..............................           100,278             75,723

CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated
  Single-family residential loans ......................................          (855,400)          (806,213)
  Construction loans ...................................................          (519,325)          (405,941)
  Land loans ...........................................................          (269,549)          (182,970)
  Multi-family loans ...................................................           (98,988)          (120,890)
                                                                                 ---------          ---------
                                                                                (1,743,262)        (1,516,014)
Savings account loans originated .......................................              (906)            (1,253)
Loan principal repayments ..............................................         1,258,942          1,296,641
Increase in undisbursed loans in process ...............................            57,615             79,421
Loans purchased ........................................................          (256,162)            (1,800)
FHLB stock repurchase ..................................................           (47,166)                 -
FHLB stock redemption ..................................................	      56,208		  2,299
Available-for-sale securities purchased.................................          (585,731)          (598,990)
Repurchase agreement maturity (purchase) ...............................	     200,000	     (200,000)
Principal payments and maturities of available-for-sale securities .....           160,535            204,590
Available-for-sale securities sold......................................           127,544            253,171
Held-to-maturity securities purchased ..................................                 -            (56,900)
Principal payments and maturities of held-to-maturity securities .......            18,137             47,194
Proceeds from sales of real estate held for sale .......................             5,715             12,582
Premises and equipment purchased, net ..................................            (2,480)            (2,597)
                                                                                 ---------          ---------
Net cash used by investing activities ..................................          (751,011)          (481,656)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts ...........................           198,327             (5,099)
Net increase (decrease) in borrowings ..................................           500,000           (250,000)
Proceeds from exercise of common stock options .........................             2,305              2,590
Dividends paid .........................................................           (50,366)           (47,929)
Proceeds from Employee Stock Ownership Plan ............................               947                747
Treasury stock purchased, net ..........................................                 -             (1,939)
Decrease in advance payments by borrowers for taxes and insurance ......            (9,141)            (8,686)
                                                                                 ---------          ---------
Net cash provided (used) by financing activities .......................           642,072          (310,316)

DECREASE IN CASH AND CASH EQUIVALENTS...................................            (8,661)          (716,249)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................           508,361          1,437,208
                                                                                 ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................        $  499,700         $  720,959
                                                                                 =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
NON-CASH INVESTING ACTIVITIES
  Real estate acquired through foreclosure .............................        $    1,367           $  4,918
CASH PAID DURING THE PERIOD FOR
  Interest .............................................................           135,956            130,642
  Income taxes .........................................................            76,543             65,018

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTER AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)


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

The information included in this Form 10-Q should be read in conjunction with Washington Federal, Inc.'s 2004 Annual Report on Form 10-K
("2004 Form 10-K") as filed with the SEC. Interim results are not necessarily indicative of results for a full year.

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

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense. The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of original SFAS 123 to stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in the table on page 7. Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects. The actual effects of adopting SFAS 123R will be dependant on numerous factors including, but not limited to, the valuation model chosen by the Company to estimate the value of stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for the Company's fiscal year beginning October 1, 2005, and requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date estimated fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTER AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)


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

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of the original SFAS 123:

                                     Quarter Ended June 30,         Nine Months Ended June 30,
                                       2005          2004               2005          2004
                                    ----------    ----------         ----------    ----------
                                                (in thousands, except per share data)
Net income, as reported ............ $  34,281     $  35,032          $ 111,500     $ 100,375

Deduct:  Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards, net of related tax
 effects ...........................      (429)         (448)            (1,287)       (1,343)
                                      ---------    ----------          ---------    ----------
Pro forma net income................ $  33,852     $  34,584          $ 110,213     $  99,032
                                     =========    ==========          =========    ==========

Earnings per share:

 Basic - as reported                 $    0.40     $    0.41          $    1.29     $    1.16
 Basic - pro forma                        0.39          0.40               1.27          1.15

 Diluted - as reported                    0.39          0.40               1.27          1.15
 Diluted - pro forma                      0.39          0.40               1.26          1.14


Certain reclassifications have been made to the financial statements to conform prior periods to current classifications.


NOTE B - Dividends

Dividends per share increased to 20 cents for the quarter ended June 30, 2005 compared with 19 cents for the same period one year ago. On July 15, 2005 the Company paid its 90th consecutive quarterly cash dividend.

On January 19, 2005, the Board of Directors of the Company declared an eleven-for-ten stock split in the form of a 10% stock dividend to stockholders of record on February 4, 2005, which was distributed on February 18, 2005.
All previously reported share and per share amounts have been adjusted accordingly.

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTER AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (Unaudited)



NOTE C - Comprehensive Income

The Company's comprehensive income includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities. Total comprehensive income for the quarters ended June 30, 2005 and 2004 totaled $40,946,000 and $22,304,000, respectively. Total comprehensive income for the nine months ended June 30, 2005 and 2004 totaled $100,896,000 and $87,668,000, respectively. The difference between the Company's net income and total comprehensive income equals the change in the net unrealized gain or loss, net of tax, on available-for-sale securities during the applicable periods.



Note D - Allowance for Losses on Loans and Securitized Assets Subject to Repurchase

The following table summarizes the activity in the allowance for loan losses (including securitized assets subject to repurchase) for the quarter and nine months ended June 30, 2005 and 2004:

                                           Quarter                          Nine Months
                                         Ended June 30,                  Ended June 30,
                                       2005          2004               2005          2004
                                    ----------    ----------         ----------    ----------
                                        (in thousands)                   (in thousands)
Balance at beginning of period...... $  24,994     $  25,462          $  25,140     $  25,806
Provision  (reversal of reserve)
  for loan losses...................      (134)         (231)              (134)         (231)
Charge-offs.........................         -           (84)              (146)         (471)
Recoveries..........................         8            47                  8            90
                                     ---------    ----------          ---------    ----------
Balance at end of period............ $  24,868     $  25,194          $  24,868     $  25,194
                                     =========    ==========          =========    ==========


NOTE E - Correction of Error

As disclosed by press release on April 20, 2005 ("Press Release"), Washington Federal, Inc. ("Company") began a review of its accounting for derivatives. As of May 6, 2005, this review was completed and the Company determined that its accounting for derivative instruments, which consisted of cash flow hedges using forward contracts to purchase and sell mortgage-backed securities, had been incorrect. The Company's cash flow hedge documentation lacked the specificity required by Statement of Financial Accounting Standards No. 133 ("SFAS 133") and Emerging Issues Task Force Topic D-102.

The cumulative effect as of January 1, 2005 of the correction of the error would have increased retained earnings as of that date by $7.9 million, net of tax. Such correction was recorded in the quarter ended March 31, 2005 and increased net income for nine months ended June 30, 2005 by the same amount. The effect of the error was not material to any prior quarter in 2005 or 2004 nor for any prior year, and does not have a material effect on the trend in earnings during those periods. The correction of the error is not expected to have a material impact on net income for the year ending September 30, 2005 or to the trend of earnings for that year.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Washington Federal, Inc. ("Company") is a savings and loan holding company. The Company's primary operating subsidiary is Washington Federal Savings.

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate and hold for investment fixed-rate single-family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At June 30, 2005, the Company had a negative one-year maturity gap of approximately 24% of total assets, compared to a 21% negative one-year maturity gap as of June 30, 2004. The increase in interest rate risk is the result of the Company investing a portion of its short-term assets into longer term assets over the course of the last twelve-month period.

The interest rate spread decreased to 2.55% at June 30, 2005 from 3.00% at September 30, 2004 due to increasing deposit costs. The weighted average rate on customer accounts increased by 74 basis points to 2.70% as of June 30, 2005. This increase was due to increasing short-term market rates resulting from the Federal Reserve increasing its targeted Fed
Funds rate from 1.25% as of June 30, 2004 to 3.25% at June 30, 2005. As of June 30, 2005, the Company had grown total assets by $761,251,000 from $7,169,205,000 at September 30, 2004. Short-term investments (original maturities less than one year) decreased $208,661,000 during the nine months ended June 30, 2005. Loans and mortgage-backed securities increased $1,005,358,000, or 17.5%, to $6,740,016,000 during the nine month period ended June 30, 2005 as the Company grew long-term assets to offset increasing deposit costs. Long-term borrowings increased $500,000,000 during the nine months ended June 30, 2005, as the Company chose to lock in additional long-term funding at a weighted-average rate of 3.87%.
Total short-term assets of $499,700,000, which represent 6.3% of total assets, provide management with flexibility in managing interest rate risk.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net worth at June 30, 2005 was $1,174,178,000, or 14.81% of total assets. This was an increase of $53,990,000 from September 30, 2004 when net worth was $1,120,188,000, or 15.62% of total assets. The increase in the Company's net worth included $111,500,000 from net income. Net worth was reduced by $50,366,000 of cash dividend payments.

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

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $288,962,000, or 32.1%, during the nine months ended
June 30, 2005. For the nine months ended June 30, 2005 the Company purchased $585,731,000 of available-for-sale investment securities and sold $127,544,000 of available-for-sale securities at a net gain of $576,000. In addition, the Company recorded an other than temporary impairment charge of $4,110,000 during the second fiscal quarter on Fannie Mae and Freddie Mac preferred stock that are part of the available-for-sale portfolio. There were no purchases of held-to-maturity securities during the nine months ended June 30, 2005. As of June 30, 2005, the Company had net unrealized gains on available-for-sale securities of $6,503,000, net of tax, which were recorded as part of stockholders' equity.

Loans receivable and securitized assets subject to repurchase: During the nine months ended June 30, 2005, the combined total of loans receivable and securitized assets subject to repurchase increased 13.4% to $5,776,647,000 compared to $5,093,443,000 at September 30, 2004. This growth was consistent with Management's strategy to grow the loan portfolio to offset rising deposit costs. Permanent single-family residential loans as a percentage of total loans decreased to 70.2% at June 30, 2005 compared to 71.2% at September 30, 2004. The aggregate of construction and land loans (gross of loans in process) as a percentage of total loans increased to 22.1% at June 30, 2005 compared to 20.4% at September 30, 2004.

FHLB stock: During the current quarter the Company purchased $48,000,000 of FLHB stock to bring its total investment to $129,453,000 at June 30, 2005.

Non-performing assets: Non-performing assets decreased 46.6% during the nine months ended June 30, 2005 to $7,975,000 from $14,945,000 at September 30, 2004 due to a strong housing market in the western United States and increased sales of real estate held for sale.

The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Company at the dates indicated.

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                      June 30,   September 30,
                                       2005          2004
                                    ----------    ----------
                                         (In thousands)
Restructed loans (1) ............... $      572    $     803
Nonaccrual loans:
   Single-family residential .......      6,013        7,589
   Construction ....................        496        2,965
   Land ............................        404          252
   Multi-family ....................        419          322
                                     ----------   ----------
      Total nonaccrual loans (2) ...      7,332       11,128
Total REO (3) ......................        643        3,817
                                     ----------   ----------
Total non-performing assets ........ $    7,975   $   14,945
                                     ==========   ==========
Total non-performing assets and
 restructured loans ................ $    8,547   $   15,748
                                     ==========   ==========
Total non-performing assets and
 restructured loans as a percentage
 of total assets ...................      0.11%         0.22%
                                     ==========   ==========


(1)    Performing in accordance with restructured terms.

(2) The Company recognized interest income on nonaccrual loans of approximately $185,000 in the quarter ended June 30, 2005. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $448,000 for the quarter ended June 30, 2005.

       In addition to the nonaccrual loans reflected in the above table, at June 30, 2005, the Company had $4,328,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed nonperforming, the Company's ratio of total nonperforming assets and restructured loans as a percent of total assets would have been .16% at June 30, 2005.

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


                                     June 30, 2005               September 30, 2004
                               ------------------------       ------------------------
                                               Loans to                      Loans to
                                 Amount      Total Loans 1     Amount      Total Loans  1
                               ----------    -----------      ----------    -----------
                                                    (In thousands)
Real estate:
    Single-family
	residential ............. $   9,354          70.2%       $   8,517          71.2%
    Multi-family ..............     5,446           7.6            6,084           8.4
    Land ......................     3,984           6.7            3,470           5.3
    Construction ..............     6,084          15.5            7,069          15.1
                               ----------    ----------       ----------    ----------
                                $  24,868        100.0%        $  25,140        100.0%
                               ==========    ==========       ==========    ==========

1 The percentage is based on gross loans (including securitized assets subject to repurchase) before allowance for loan losses, loans in process and deferred loan origination costs.

Customer accounts: Customer accounts increased $198,327,000, or 4.3%, to $4,808,685,000 at June 30, 2005 compared with $4,610,358,000 at
September 30, 2004.

FHLB advances and other borrowings: Total borrowings increased $500,000,000, or 38.5%, to $1,800,000,000 at June 30, 2005, compared with $1,300,000,000 at September 30, 2004. The $500,000,000 of reverse repurchase agreements either mature or are callable five years after inception and have a weighted-average rate of 3.87%.

RESULTS OF OPERATIONS

Net Income: The quarter ended June 30, 2005 produced net income of $34,281,000 compared to $35,032,000 for the same quarter one year ago, a 2.1% decrease. This was primarily due to higher operating expenses incurred in the current quarter versus the same period one year ago.
Net income for the nine months ended June 30, 2005 was $111,500,000 compared to $100,375,000 for the nine months ended June 30, 2004, an 11.1% increase. Net income for the nine months increased primarily as a result of increased balances of loans and mortgage-backed securities, reduced borrowing costs and the $4.6 million (after tax) increase in net income which resulted from the Company's correction of its hedge accounting as described in Note E.

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

                       WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Rate / Volume Analysis:


                                     Comparison of Quarters Ended       Comparison of Nine Months Ended
                                         6/30/05 and 6/30/04                 6/30/05 and 6/30/04
                                    Volume     Rate        Total        Volume      Rate       Total
                                   -------   -------      -------      -------    -------     --------
                                                             (In thousands)
Interest Income:
  Loan Portfolio ................. $11,927   $  (372)   $  11,555    $ 27,645   $ (3,666)  $  23,979
  Mortgaged-backed securities (2)    4,698    (4,113)         585      11,195      1,678      12,873
  Investments (1) ................  (3,221)    1,873       (1,348)    (10,088)     8,388      (1,700)
                                    ------    ------       ------      ------     ------      ------
  All interest-earning assets ....  13,404    (2,612)      10,792      28,752      6,400      35,152
                                    ------    ------       ------      ------     ------      ------

Interest Expense:
  Customer Accounts ..............     654     8,838        9,492       1,028     16,108      17,136
  FHLB advances and other
  borrowings .....................   2,176    (1,460)         716      (3,072)    (3,609)     (6,681)
                                    ------    ------       ------      ------     ------      ------

All interest-bearing liabilities .   2,830     7,378       10,208      (2,044)    12,499      10,455
                                    ------    ------       ------      ------     ------      ------

Change in net interest income .... $10,574  $ (9,990)    $    584     $30,796   $ (6,099)  $  24,697
                                    ======    ======       ======      ======     ======      ======

(1) Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle

(2) Includes the correction of an error related to hedge accounting as described in Note E of the June 30, 2005 Form 10-Q

                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Provision for Loan Losses: The Company had a $134,000 reversal of reserve for the quarter and nine months ended June 30, 2005, compared to a $231,000 reversal of reserve for the same periods last year. The reversal of reserve in the current quarter was recorded due to a reduction in the Company's nonperforming loan balances combined with improving economic conditions in key markets served by the Company. Nonperforming assets amounted to $7,975,000 or .10% of total assets at June 30, 2005 compared to $14,441,000 or .20% of total assets one year ago. Delinquencies on permanent loans decreased from $16,000,000 at June 30, 2004 to $14,600,000 at June 30, 2005. Net recoveries of $8,000 for the quarter ended June 30, 2005 compared with $37,000 of net charge-offs for the quarter ended June 30, 2004. The combined total of loans receivable and securitized assets subject to repurchase increased 13.4% to $5,776,647,000 at June 30, 2005 compared to $5,093,443,000 at September 30, 2004, which partially offset the positive credit trends discussed above.

The following table analyzes the Company's allowance for loan losses at the dates indicated.


                                                Quarter                         Nine Months
                                              ended June 30,                   ended June 30,
                                        -------------------------       --------------------------
                                        2005              2004           2005              2004
                                      --------         --------       ---------        ---------
                                                            (in thousands)
Beginning balance                      $ 24,994         $ 25,462       $ 25,140         $ 25,806
Charge-offs:
    Real Estate:
        Single-family residential ..          -               84            132              282
        Multi-family ...............          -                -             14                -
        Land .......................          -                -              -               43
        Construction ...............          -                -              -              146
                                       --------         --------       --------         --------
                                              -               84            146              471

Recoveries:
    Real Estate:
        Single-family residential ..          8                -              8               12
        Multi-family ...............          -                -              -                -
        Land .......................          -               47              -               78
        Construction ...............          -                -              -                -
                                       --------         --------       --------         --------
                                              8               47              8               90

Net charge-offs (recoveries) ......          (8)              37            138              381
Acquired through acquisition ......           -                -              -                -
Provision (reversal of reserve)
 for loan losses ..................        (134)            (231)          (134)            (231)
                                       --------         --------       --------         --------
Ending balance ....................    $ 24,868         $ 25,194       $ 24,868         $ 25,194
                                       ========         ========       ========         ========

Ratio of net charge-offs to
average loans outstanding .........       0.00%            0.00%          0.00%            0.01%
                                       ========         ========       ========         ========


                    WASHINGTON FEDERAL, INC. AND SUBSIDIARIES


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Other Income: The quarter ended June 30, 2005 produced total other income of $2,566,000 compared to $2,425,000 for the same quarter one year ago, a 5.8% increase. Total other income for the nine months ended June 30, 2005 was $5,414,000 compared to $7,851,000 for the nine months ended June 30, 2004, a 31.0% decrease. Total other income for the nine months ended June 30, 2005 included a $4,110,000 loss due to the recognition of an other than temporary impairment charge on Freddie Mac and Fannie Mae preferred stock held in the available-for-sale portfolio. This loss was partially offset by net gains from the sale of available-for-sale securities of $576,000 for the nine months ended June 30, 2005. Total other income for the quarter and nine months ended June 30, 2004 included a net loss of $596,000 and $719,000, respectively, on the sale of securities.

Other Expense: The quarter ended June 30, 2005 produced total other expense of $12,770,000 compared to $11,027,000 for the same quarter one year ago, a 15.8% increase. Total other expense for the nine months ended June 30, 2005 was $38,712,000 compared to $33,669,000 for the nine months ended June 30, 2004, a 15.0% increase. There were four primary reasons for the increases; first, a bonus compensation accrual of $1,939,000 was recorded in the nine month period ended June 30, 2005 due to increased earnings per share. There was no bonus accrual for the nine month period ended June 30, 2004. Second, during the nine months ended June 30, 2005 the Company recorded a non-recurring expense of $1,225,000 related to the amortization of leasehold improvements that brings the Company into conformity with a recent clarification of the accounting standard for leases. The Company now amortizes leasehold improvements over the shorter of the original lease term excluding option periods, or the expected useful life of the improvements. Third, the Company recorded $517,500 of other expenses resulting from the consolidation of a low income housing investment. Finally, an increase in staff, including part-time employees on a full-time equivalent basis, to 766 at June 30, 2005 from 757 at June 30, 2004 contributed to the increase in other expense. Total other expense for the quarter and nine months ended June 30, 2005 equaled .66% and .68%, respectively, of average assets, compared to .60% for both of the same periods one year ago.

Taxes: Income taxes decreased $203,000 or 1.1% for the quarter ended June 30, 2005 compared to the same period one year ago due to a lower taxable income base. However, for the nine months ended June 30, 2005, income taxes increased $6,702,000 or 12.3% when compared to the same period one year ago due to a higher taxable income base. In addition, the effective tax rate increased to 35.50% for the quarter and nine months ended June 30, 2005 from 35.25% for the same periods one year ago.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that there have been no material changes in the Company's quantitative and qualitative information about market risk since September 30, 2004. For a complete discussion of the Company's quantitative and qualitative market risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2004 Form 10-K.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company of the Company's common stock during the three months ended June 30, 2005.

                                                                                          Maximum
                                                                     Total Number     Number of Shares
                                                                       of Shares        That May Yet
                                                                   Purchased as Part    Be Purchased
                                        Total Number   Average       of Publicly       Under the Plan
                                         of Shares    Price Paid      Announced         at the End of
                                         Purchased     Per Share        Plan (1)         the Period
                                        ----------    -----------     ----------         -----------
Period:
    April 1, 2005 to April 30, 2005 ....         -    $        -                -          3,310,014
    May 1, 2005 to May 31, 2005 ........         -             -                -          3,310,014
    June 1, 2005 to June 30, 2005 ......         -             -                -          3,310,014
                                        ----------    ----------       ----------         ----------
    Total                                $       -    $        -        $       -          3,310,014
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






                                        /s/ Roy M. Whitehead
July 26, 2005                           --------------------------------------
                                        ROY M. WHITEHEAD
                                        Vice Chairman, President and Chief
                                        Executive Officer



                                        /s/ Brent J. Beardall
July 26, 2005                           --------------------------------------
                                        BRENT J. BEARDALL
                                        Senior Vice President and Chief
                                        Financial Officer