Form 10-K
period 2005-09-30
WASHINGTON FEDERAL INC
filed 2005-11-08
CIK 936528

FORM 10-K

Securities and Exchange Commission

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of November 1, 2005, the aggregate market value of the 85,619,797 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 1,332,616 shares held by all directors and executive officers of the Registrant as a group, was $1,969,255,331. This figure is based on the closing sale price of $23.00 per share of the Registrant’s Common Stock on November 1, 2005, as reported in The Wall Street Journal on November 2, 2005.

Number of shares of Common Stock outstanding as of November 1, 2005: 86,952,413

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1)	Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2005, are incorporated into Part II, Items 5-8 of this Form 10-K.

(2)	Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 18, 2006 are incorporated into Part III, Items 10-14 of this Form 10-K.

PART I

In addition to historical information, this Annual Report on Form 10-K includes certain “forward-looking statements,” as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. Actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding Washington Federal’s intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to: general economic conditions; legislative and regulatory changes; monetary fiscal policies of the federal government; changes in tax policies; rates and regulations of federal; state and local tax authorities; changes in interest rates; deposit flows; cost of funds; demand for loan products; demand for financial services; competition; changes in the quality or composition of the Company’s loan and investment portfolios; changes in accounting principles; policies or guidelines and other economic, competitive, governmental and technological factors affecting Washington Federal’s operations, markets, products services and fees. Washington Federal undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 1. Business

General

Washington Federal, Inc. (“Washington Federal” or “Company”), formed in November 1994, is a Washington corporation headquartered in Seattle, Washington. The Company is a non-diversified unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act (“HOLA”) that conducts its operations through a federally insured savings and loan association subsidiary, Washington Federal Savings. As such, the Company is registered as a holding company with the Office of Thrift Supervision (“OTS”) and is subject to OTS regulation, examination, supervision and reporting requirements.

The Company, doing business as Washington Federal Savings, is a federally-chartered savings and loan association that began operations in Washington as a state-chartered mutual company in 1917. In 1935, the Company converted to a federal charter and became a member of the Federal Home Loan Bank (“FHLB”) system. On November 9, 1982, Washington Federal Savings converted from a federal mutual to a federal capital stock company.

The Company’s fiscal year end is September 30th. All references to 2005 represent balances as of September 30, 2005 or activity for the fiscal year then ended. All references to 2004 represent balances as of September 30, 2004 or activity for the fiscal year then ended.

The business of Washington Federal consists primarily of attracting savings deposits from the general public and investing these funds in loans secured by first mortgage liens on single-family dwellings, including loans for the construction of such dwellings, and loans on multi-family dwellings. It also originates other types of loans for its portfolio and invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations. Washington Federal has 122 full service branches located in Washington, Oregon, Idaho, Arizona, Utah, Nevada and Texas. During 2005, Washington Federal opened three new offices in Klamath Falls, Oregon, Richardson, Texas and Las Vegas, Nevada. Through its subsidiaries, the Company is engaged in real estate investment and insurance brokerage activities.

The principal sources of funds for the Company’s activities are retained earnings, loan repayments (including prepayments), net savings inflows, sales of loans, sales of investments, loan participations, deposits and borrowings. Washington Federal’s principal sources of revenue are interest on loans, interest and dividends on investments and gains on sale of investments and real estate. Its principal expenses are interest paid on deposits, general and administrative expenses, interest on borrowings and income taxes.

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

Certain Business Risks

Ownership of the Company’s common stock involves risk. Investors should carefully consider, in addition to the other information set forth herein, the following risk factors.

The Company’s business is subject to interest rate risk and variations in market interest rates may negatively affect its financial performance. Management is unable to predict fluctuations of market interest rates, which are affected by many factors, including:

•	Inflation;

•	Recession;

•	A rise in unemployment;

•	Tightening money supply; and

•	Domestic and international disorder and instability in domestic and foreign financial markets.

Changes in the interest rate environment may reduce or increase the Company’s profits. The Company expects that it will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and the interest paid on deposits and borrowings. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Accordingly, changes in market interest rates could materially and adversely affect the Company’s net interest spread, asset quality, levels of prepayments and cash flows as well as the market value of its securities portfolio and overall profitability.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time frame if it will mature or reprice within that period of time. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets estimated to mature or reprice within a specific time frame and the amount of interest-bearing liabilities estimated to mature or reprice within that same period of time. In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in the cost of its interest-bearing liabilities than it would in the yield on its interest-earning assets, thus producing a decline in its net interest income. Conversely, in a declining rate environment, an institution with a negative gap would generally be expected to experience a lesser reduction in the yield on its interest-earning assets than it would in the cost of its interest-bearing liabilities, thus producing an increase in its net interest income. At September 30, 2005, the Company had a negative one-year gap of 25.8% of total assets, as compared to a negative one-year gap of 24.6% of total assets at September 30, 2004.

The Company relies, in part, on external financing to fund its operations and the unavailability of such funds in the future could adversely impact its growth and prospects. The Company relies on deposits (primarily certificates of deposit) and advances from the Federal Home Loan Bank of Seattle and other borrowings to fund its operations. Although management has historically been able to replace maturing deposits if desired, no assurance can be given that the Company would be able to replace such funds at any given point in time if its financial condition or market conditions were to change.

Although the Company considers such sources of funds adequate for its liquidity needs, it may seek additional debt in the future to achieve its long-term business objectives. There can be no assurance additional borrowings, if sought, would be available to the Company or, if available, would be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, the Company’s growth and future prospects could be adversely impacted.

Washington Federal Savings’ ability to pay dividends is subject to regulatory limitations which, to the extent the Company requires such dividends in the future, may affect Washington Federal Inc.’s ability to pay dividends. Washington Federal, Inc. is a separate legal entity from its primary subsidiary, Washington Federal Savings, and does not have significant operations of its own. The availability of dividends from Washington Federal Savings is limited by various statutes and regulations. It is possible, depending upon the financial condition of Washington Federal Savings and other factors, that the Office of Thrift Supervision, Washington Federal Savings’ primary regulator, could assert that payment of dividends or other payments may result in an unsafe or unsound practice. In the event Washington Federal Savings is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from Washington Federal Savings could adversely affect the Company’s financial condition, results of operations and prospects.

The Company’s allowance for loan losses may not be adequate to cover actual losses. Like all financial institutions, the Company maintains an allowance for loan losses to provide for loan defaults and non-performance. The Company’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect its operating results. The Company’s allowance for loan losses is based on its historical loss experience as well as an evaluation of the risks associated with its loan portfolio, including but not limited to, the size and composition of the loan portfolio, current economic conditions and geographic concentrations within the portfolio. In the last two years, the Company has experienced negligible losses.

The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond the Company’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses. While the Company believes that its allowance for loan losses is adequate to cover current losses, the Company cannot provide assurances that it will not need to increase its allowance for loan losses or that regulators will not require an increase in the allowance. Either of these occurrences could materially and adversely affect the Company’s earnings and profitability.

The Company’s business is subject to various lending and other economic risks that could adversely impact its operating results and financial condition. Changes in economic conditions, particularly an economic slowdown in the Pacific Northwest, could hurt business. The Company’s business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond its control. Investments in Government Sponsored Entities may decline in value based on legislative or regulatory changes. A deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on the Company’s business:

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for its products and services may decline; and

•	Collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with its loans.

•	Investments in mortgage-backed securities may decline in value as a result of the diminution of the value of the underlying real estate collateral

A downturn in the real estate market could hurt the Company’s business. The Company’s business activities and credit exposure are concentrated in real estate lending. A downturn in the real estate market could hurt the Company’s business because the vast majority of its loans are secured by real estate. If there is a significant decline in market values, the collateral for the Company’s loans will provide less security. As a result, the Company’s ability to recover the principal amount due on defaulted loans by selling the underlying real estate would be diminished, and it would be more likely to suffer losses on defaulted loans.

The Company may suffer losses in its loan portfolio despite its underwriting practices. The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. These practices often include analysis of a borrower’s credit history, financial statements, tax returns and cash flow projections; valuation of collateral based on reports of independent appraisers; and verification of liquid assets. Although the Company believes that its underwriting criteria are appropriate for the various kinds of loans it makes, it may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves in the allowance for loan losses.

The Company is subject to extensive regulation that could adversely affect its performance. The Company’s operations are subject to extensive regulation by federal, state and local government authorities and are subject to various laws and judicial and administrative requirements and restrictions. The Company’s business is highly regulated and the laws, rules and regulations applicable to it are subject to regular modification and change. There can be no assurance that there will be no laws, rules or regulations adopted in the future which could make compliance more difficult or expensive, or otherwise adversely affect the Company’s business, financial condition or prospects.

The Company faces strong competition from other financial institutions, offering services similar to those offered by it, which could hurt business. Many competitors offer the types of loans and deposit services that the Company offers. These competitors include other savings associations, community banks, credit unions and other financial intermediaries. In particular, the Company’s competitors include national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Increased competition within the Company’s market area may result in reduced loan originations and deposits. Ultimately, the Company may not be able to compete as successfully against current and future competitors.

Average Statements of Financial Condition

	Year Ended September 30,
	2003			2004			2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)
Assets

Loans (1)	$4,740,877	$353,286	7.45%	$4,912,166	$330,967	6.74%	$5,531,687	$369,023	6.67%
Mortgage-backed securities	664,702	62,021	9.33	632,095	48,554	7.68	867,348	61,459	7.09
Investment securities (2)	1,492,547	25,833	1.73	1,475,807	28,338	1.92	971,553	31,032	3.19
FHLB stock	135,643	8,155	6.01	142,986	5,913	4.13	102,616	387.38

Total interest-earning assets	7,033,769	449,295	6.39	7,163,054	413,772	5.78	7,473,204	461,901	6.18
Other assets	300,628			258,543			223,881

Total assets	$7,334,397			$7,421,597			$7,697,085

Liabilities and Stockholders’ Equity

Checking accounts	$213,883	1,655.77%		$198,071	1,199.61%		$201,908	1,342.66%
Passbook and statement accounts	166,137	2,114	1.27	227,805	1,703.75		209,340	1,985.95
Insured money market accounts	1,045,571	14,947	1.43	970,580	8,185.84		919,551	15,154	1.65
Certificate accounts (time deposits)	2,942,724	85,552	2.91	3,121,161	74,155	2.38	3,320,582	96,677	2.91
Repurchase agreements with customers	73,322	1,651	2.25	48,515	858	1.77	35,131	668	1.90
FHLB advances	1,650,023	85,566	5.19	1,539,594	80,258	5.21	1,206,267	62,049	5.14
Securities sold under agreements to repurchase	100,000	3,387	3.39	100,000	3,395	3.40	458,082	17,381	3.79
Federal funds purchased	625	12	1.92	—	—	—	288	4	1.39

Total interest-bearing liabilities	6,192,285	194,884	3.15	6,205,726	169,753	2.74	6,351,149	195,260	3.07
Other liabilities	149,478			128,131			191,070

Total liabilities	6,341,763			6,333,857			6,542,219
Stockholders’ equity	992,634			1,087,740			1,154,866

Total liabilities and stockholders’ equity	$7,334,397			$7,421,597			$7,697,085

Net interest income/Interest rate spread		$254,411	3.24%		$244,019	3.04%		$266,641	3.11%

Net interest margin (3)			3.62%			3.41%			3.57%

(1)	The average balance of loans includes securitized assets subject to repurchase and nonaccruing loans, interest on which is recognized on a cash basis. It also includes net accretion of deferred loan fees and costs of $24.4 million $18.3 million and $21.0 million for years 2003, 2004 and 2005, respectively.
(2)	Includes cash equivalents and repurchase agreements.
(3)	Net interest income divided by average interest-earning assets.

Lending Activities

General. The Company’s net portfolio of loans (including securitized assets subject to repurchase) totaled $6.0 billion at September 30, 2005, representing approximately 73% of its total assets. The Company concentrates its lending activities on the origination of conventional mortgage loans, which are loans that are neither insured nor guaranteed by agencies of the United States government.

Washington Federal has historically concentrated its lending activity on the origination of long-term fixed-rate single-family first lien mortgage loans, single-family adjustable rate construction loans, adjustable rate land development loans and fixed rate multi-family loans.

The following table sets forth the composition of the Company’s gross loan portfolio, by loan type, as of September 30 for the years indicated.

	2001 Amount	%	2002 Amount	%	2003		2004		2005
					Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Loans secured by real estate:
Single-family residential	$4,502,558	79.1%	$4,145,122	77.5%	$3,851,720	74.3%	$3,982,632	71.2%	$4,630,411	70.2%
Multi-family	392,272	6.9%	441,648	8.3%	479,129	9.2%	467,354	8.4%	501,824	7.6%
Land (1)	193,424	3.4%	179,936	3.4%	217,214	4.2%	297,350	5.3%	438,621	6.7%
Construction (2)	602,129	10.6%	574,866	10.8%	639,058	12.3%	845,260	15.1%	1,021,419	15.5%

GROSS LOANS	$5,690,383	100.0%	$5,341,572	100.0%	$5,187,121	100.0%	$5,592,596	100.0%	$6,592,275	100.0%
Less LIP, Allowance and net def. costs & fees	(302,278)		(293,608)		(369,613)		(499,153)		(583,343)

NET LOANS	$5,388,105		$5,047,964		$4,817,508		$5,093,443		$6,008,932

(1)	Represents loans to builders / intended occupants for the purpose of financing the acquisition and development of single-family residences.
(2)	Represents loans to builders / intended occupants for the purpose of financing the construction of single-family or multi-family residences.

The following table summarizes the scheduled contractual gross loan maturities for the Company’s total loan portfolio due for the periods indicated as of September 30, 2005. Amounts are presented prior to deduction of discounts, premiums, loans in process, deferred loan origination fees and allowance for loan losses. Adjustable-rate loans are shown in the period in which loan principal payments are contractually due.

Contractual Maturities:	Total	Less than 1 Year	1 to 5 Years	After 5 Years
	(In thousands)
Single-family residential	$4,630,411	$41,083	$171,400	$4,417,928
Multi-family	501,824	38,135	299,933	163,756
Land	438,621	316,588	4,977	117,056
Construction	1,021,419	630,358	11,593	379,468

	$6,592,275	$1,026,164	$487,903	$5,078,208

Loans maturing after one year:

Adjustable rate	$362,734
Fixed rate	5,203,377

Total	$5,566,111

The original contractual loan payment period for residential loans originated by the Company normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans remain outstanding an average of less than seven years.

Lending Programs and Policies. The Company specializes in residential real estate lending and has no present plans to expand its operations into consumer or commercial business loans. The Company offers ‘balloon’ payment loans, which are amortized on a 20- or 30-year basis, but which have a maturity date for the principal balance of a much shorter period. The Company also provides land acquisition and development loans (“land development loans”) and construction loans for single-family and multi-family residences. The interest rate on these loans generally adjusts every 90 days in accordance with a designated index. Land development, permanent land and construction loans amounted to $1,460 million, or 22% of the Company’s gross loan portfolio at September 30, 2005. The Company offers a multi-family (five or more dwelling units) lending program with underwriting guidelines, including a $3.5 million limit on any one loan.

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

As a result of activity over the past three decades, the Company believes that it is a construction lender of choice by builders of single-family residences in its market areas. Because of this history, the Company has developed a staff with in-depth land development and construction experience and working relationships with a group of builders that have been selected based on their operating histories and financial stability.

Construction lending is generally considered to involve a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers, as well as the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. These loans are generally more difficult to evaluate and monitor.

The Company continues to originate medium- and long-term permanent fixed-rate loans, but in most instances under terms, conditions and documentation that permit sale in the secondary market (see below). Moreover, since 1973, it has been the Company’s general policy to include in the documentation evidencing its conventional mortgage loans a due-on-sale clause, which facilitates adjustment of interest rates on such loans when the property securing the loan is sold or transferred. At September 30, 2005, $4.6 billion, or 70% of the Company’s gross loan portfolio, was represented by medium- and long-term fixed-rate loans secured by single-family residences.

All of the Company’s mortgage lending is subject to written, nondiscriminatory underwriting standards, loan origination procedures and lending policies prescribed by the Company’s Board of Directors. Property valuations are required on all real estate loans. Appraisals are prepared by independent appraisers approved by the Company’s management, and reviewed by the Company’s staff. Property evaluations are sometimes utilized on single-family real estate loans of $250,000 or less and are prepared by the Company’s staff. Detailed loan applications are obtained to determine the borrower’s ability to repay and the more significant items on these applications are verified through the use of credit reports, financial statements and written confirmations. Depending on the size of the loan involved, a varying number of senior officers of the Company must approve the application before the loan can be granted.

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

When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, Washington Federal considers the additional risk inherent with these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total balance for loans with loan-to-value ratios exceeding 80% at September 30, 2005, was $486 million, with allocated reserves of $1.1 million.

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

The Company’s permanent land loans are generally made on improved land, with the intent of building a primary or secondary residence. These loans are limited to 80% or less of the appraised value of the property, up to a maximum loan amount of $250,000. Permanent land loans amounted to $121 million or 1.8% of the gross loan portfolio, as of September 30, 2005.

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

Origination, Purchase and Sale of Loans. The Company has general authority to lend anywhere in the United States; however, the primary lending areas are within the states of Washington, Oregon, Idaho, Arizona, Utah, Nevada and Texas.

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

The Company also purchases loans and mortgage-backed securities when lending rates and mortgage volume for new loan originations in its market area do not fulfill its needs. The table below shows total loan (including securitized assets subject to repurchase) origination, purchase, sale and repayment activities of the Company for the years indicated.

	2001	2002	2003	2004	2005
	(In thousands)
Loans originated (1):
Construction	$369,808	$363,420	$487,692	$580,882	$716,569
Land	130,161	87,212	163,533	244,048	358,863
Single-family residential	1,104,869	851,279	1,059,450	1,108,216	1,209,555
Multi-family	139,379	128,923	156,437	137,838	151,839

Total loans originated	1,744,217	1,430,834	1,867,112	2,070,984	2,436,826

Loans purchased (2)	2,842	60,874	594,030	31,911	331,456

Loan principal repayments	(1,318,784)	(1,823,281)	(2,604,297)	(1,693,142)	(1,769,058)

Net change in loans in process, discounts, etc.	10,595	(8,568)	(87,301)	(133,818)	(83,735)

Net loan activity increase (decrease)	$438,870	$(340,141)	$(230,456)	$275,935	$915,489

Begining balance	$4,949,235	$5,388,105	$5,047,964	$4,817,508	$5,093,443
Ending balance	$5,388,105	$5,047,964	$4,817,508	$5,093,443	$6,008,932

(1)	Includes undisbursed loans in process and does not include savings account loans, which were not material during the periods indicated.
(2)	Includes loans acquired through acquisitions and whole loan purchases.

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

The Company receives fees for originating loans in addition to various fees and charges related to existing loans, which may include prepayment charges, late charges and assumption fees.

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

Nonperforming Assets. When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower. Contact is made after a payment is 30 days past due. In most cases, deficiencies are cured promptly. If the delinquency is not cured within 90 days, the Company may cause the trustee on the deed of trust to institute appropriate action to foreclose on the property. If foreclosed, the property will be sold at a public sale and may be purchased by the Company. There are circumstances under which the Company may choose to foreclose a deed of trust as mortgagee, and when this procedure is followed, certain redemption rights are involved.

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

The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Company at the dates indicated.

	2001	2002	2003	2004	2005
	(In thousands)
Restructured loans (1)	$14,129	$2,472	$2,551	$803	$573
Nonaccrual loans:
Single-family residential	14,670	11,539	12,711	7,345	5,765
Construction	8,756	4,521	1,788	2,965	0
Land	1,214	7,301	1,439	252	403
Multifamily	454	—	—	322	420

Total nonaccrual loans (2)	25,094	23,361	15,938	10,884	6,588
Total REO (3)	8,664	10,515	11,496	3,817	756

Total nonperforming assets	$33,758	$33,876	$27,434	$14,701	$7,344

Total nonperforming assets and restructured loans	$47,887	$36,348	$29,985	$15,504	$7,917

Total nonperforming assets and restructured loans as a percent of total assets	0.68%	0.49%	0.40%	0.22%	0.09%

(1)	Performing in accordance with restructured terms.
(2)	The Company recognized interest income on nonaccrual loans of approximately $240,000 in 2005. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $475,000 in 2005.

In addition to the nonaccrual loans reflected in the above table, at September 30, 2005, the Company had $1.9 million of loans that were less than 90 days delinquent but which were classified as substandard for one or more reasons. If these loans were deemed nonperforming, the Company’s ratio of total nonperforming assets and restructured loans as a percent of total assets would have been .11% at September 30, 2005. For a discussion of the Company’s policy for placing loans on nonaccrual status, see Note A to the Consolidated Financial Statements included in Item 8 hereof.

(3) Total REO includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans.

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	September 30,
	2001	2002	2003	2004	2005
	(In thousands)
Beginning balance	$20,831	$19,683	$23,912	$25,806	$25,140
Charge-offs:

Single-family residential	1,047	1,324	566	338	154
Construction	2,251	1,938	683	146	90
Land	547	139	61	44	—
Multi-family	—	—	—	—	14

	3,845	3,401	1,310	528	258

Recoveries:

Single-family residential	10	399	3	16	8
Construction	828	176	104	—	—
Land	9	55	—	77	—
Multi-family	—	—	—	—	—

	847	630	107	93	8

Net charge-offs	2,998	2,771	1,203	435	250

Acquired through acquisition	—	—	1,597	—	—
Provision (reversal of reserve) for loan losses	1,850	7,000	1,500	(231)	(134)

Ending balance	$19,683	$23,912	$25,806	$25,140	$24,756

Ratio of net charge-offs to average loans outstanding	.02%	.06%	.05%	.01%	.01%

The following table sets forth the allocation of the Company’s allowance for loan losses at the dates indicated.

	September 30,
	2001		2002		2003		2004		2005
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(In thousands)
Allowance allocation:
Single-family residential	$6,165	79.1%	$7,823	77.5%	$9,940	74.3%	$8,517	71.2%	$8,643	70.2%
Multi-family	7,941	6.9%	9,327	8.3%	7,142	9.2%	6,084	8.4%	5,776	7.6%
Land	2,134	3.4%	3,137	3.4%	2,929	4.2%	3,470	5.3%	3,360	6.7%
Construction	2,770	10.6%	2,907	10.8%	5,795	12.3%	7,069	15.1%	6,977	15.5%
Unallocated	673		718		—		—		—

Total allowance for loan losses	$19,683		$23,912		$25,806		$25,140		$24,756

(1)	Represents the total amount of the loan category as a % of total loans outstanding.

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable and estimable losses inherent in the loan portfolio. The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowance. As part of the process for determining the adequacy of the allowance for loan losses, management reviews the loan portfolio for specific weaknesses.

The formula portion of the general loan loss allowance is established by applying a loss percentage factor to the different loan types. The allowance is based on management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, geographic concentrations, seasoning of the loan portfolio, specific industry conditions, and the duration of the current business cycle. The recovery of the carrying value of loans is susceptible to future market conditions beyond the Company’s control, which may result in losses or recoveries differing from those provided. A portion of the allowance is then allocated to reflect the estimated loss exposure. Residential real estate loans are not individually analyzed for impairment and loss exposure because of the significant number of loans, their relatively small balances and their historically low level of losses. In determining the adequacy of reserves, management considers the above mentioned factors.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a loan that management believes indicate the probability that a loss has been incurred.

Real Estate Held for Sale. As one of the Company’s activities, a subsidiary is engaged in the investment and sale of real estate.

The business of real estate development involves substantial risks, and the results of such activities depend upon a number of factors, including seasonality, the type, location and size of each project, the stage of project development, general economic conditions and the level of mortgage interest rates. Consequently, there may be substantial interperiod variations in the operating results of the Company’s real estate development activities. Moreover, because investing in real estate and real estate development activities are not permissible activities for national banks, the amount of the investment in, and loans to, any subsidiary engaged in such activities is deducted in determining a savings association’s regulatory capital. See “Regulation—Washington Federal Savings—Regulatory Capital Requirements” below.

Investment Activities

As a federally-chartered savings institution, Washington Federal Savings is obligated to maintain adequate liquidity and does so by investing in securities. These investments may include, among other things, certain certificates of deposit, repurchase agreements, bankers’ acceptances, loans to financial institutions whose deposits are federally-insured, federal funds, United States government and agency obligations, GSE preferred stock and mortgage-backed securities.

As of September 30, 2005, the Company had $575 million invested in repurchase agreements, with various brokers, at a weighted-average rate of 3.77%. All repurchase agreements are collateralized by United States agency mortgage-backed securities with a fair market value of at least 102% of the amount invested. All repurchase agreements outstanding on September 30, 2005 mature within 180 days.

The following table sets forth the composition of the Company’s investment portfolio at the dates indicated.

	2003		2004		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. government and agency securities	$120,911	$127,049	$403,312	$404,522	$199,976	$204,411
State and political subdivisions	14,129	15,716	10,161	11,522	10,158	11,103
Agency mortgage-backed securities	602,997	629,079	620,414	642,273	1,081,314	1,073,938

	$738,037	$771,844	$1,033,887	$1,058,317	$1,291,448	$1,289,452

The investment portfolio at September 30, 2005 was categorized by maturity as follows:

	Amortized Cost	Wtd Avg Yield

	(In thousands)
Due in less than one year	$72,290	7.52%
Due after one year through five years	41,994	3.43%
Due after five years through 10 years	2,800	7.08%
Due after 10 years	1,174,364	5.77%

	$1,291,448	5.80%

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

Certificates with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year but less than four years, the penalty is 180 days of interest. When the maturity is greater than 4 years, the penalty is 365 days interest. For jumbo certificates, the penalty depends on the original term. If the original term is 90 days or less, the penalty is the greater of 30 days interest or all interest earned. If the original term is 90 days or more, the penalty is the greater of 90 days interest or all interest earned. Early withdrawal penalties during 2003, 2004 and 2005 amounted to approximately $379,000, $405,000 and $570,000, respectively.

The Company offers two checking account products. Both accounts pay interest on monthly average balances over $1,000 and charge a service fee if monthly average balances drop below $1,000.

The Company’s deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, Utah, Nevada and Texas. The Company does not advertise for deposits outside of these states. At September 30, 2005, approximately 1.2% of the Company’s deposits were held by nonresidents of Washington, Oregon, Idaho, Arizona, Utah, Nevada and Texas.

The following table sets forth certain information relating to the Company’s savings deposits at the dates indicated.

	September 30,
	2003		2004		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)
Balance by interest rate:
Checking accounts	$190,352.67%		$196,155.69%		$205,482	1.00%
Passbook and statement accounts		234,023.75	224,989.75		191,919	1.25
Money market accounts		1,037,641.92	929,952	1.07	871,945	2.40

		1,462,016	1,351,096		1,269,346

Fixed-rate certificates:
Under 1.00%		13,831	11,199		—
1.00% to 1.99%		1,256,783	1,382,182		25,004
2.00% to 2.99%		557,703	546,109		876,136
3.00% to 3.99%		180,257	148,550		1,463,843
4.00% to 4.99%		188,314	195,966		238,582
5.00% to 5.99%		95,174	77,247		65,987
6.00% and above		13,870	11,735		1,482

Jumbo fixed rate certificates ($100,000 or more):
Under 1.00%		3,725	2,324		—
1.00% to 1.99%		214,162	145,307		833
2.00% to 2.99%		355,720	503,182		208,959
3.00% to 3.99%		77,389	81,057		723,607
4.00% to 4.99%		70,561	84,201		104,447
5.00% to 5.99%		25,786	24,725		22,860
6.00% and above		4,760	4,365		1,086

		3,058,035	3,218,149		3,732,826

		$4,520,051	$4,569,245		$5,002,172

The following table sets forth, by various interest rate categories, the amount of certificates of deposit of the Company at September 30, 2005, which mature during the periods indicated.

	Maturing in
	1 to 3 Months	4 to 6 Months	7 to 12 Months	13 to 24 Months	25 to 36 Months	37 to 60 Months	Total
	(In thousands)
Fixed-rate certificates:
Under 1.00%	$—	$—	$—	$—	$—	$—	$—
1.00 to 1.99%	21,635	2,207	1,749	246	—	—	25,837
2.00 to 2.99%	499,757	431,527	133,900	17,240	2,671	—	1,085,095
3.00 to 3.99%	159,156	514,929	1,157,329	236,689	88,914	30,433	2,187,450
4.00 to 4.99%	228	356	33,559	203,753	2,064	103,069	343,029
5.00 to 5.99%	1,409	3,098	56,809	27,331	200	—	88,847
6.00 and above	691	1,377	—	—	—	500	2,568

Total	$682,876	$953,494	$1,383,346	$485,259	$93,849	$134,002	$3,732,826

Historically, a significant number of certificate holders roll over their balances into new certificates of the same term at the Company’s then current rate. To ensure a continuity of this trend, the Company expects to continue to offer market rates of interest. Its ability to retain maturing deposits in certificate accounts is more difficult to project; however the Company is confident that by competitively pricing these certificates, levels deemed appropriate by management can be achieved on a continuing basis.

At September 30, 2005, the Company had $1.1 billion of certificates of deposit in amounts of $100,000 or more outstanding, maturing as follows: $190 million within 3 months; $261 million over 3 months through 6 months; $411 million over 6 months through 12 months; and $198 million thereafter.

The following table sets forth the customer account activities of the Company for the years indicated.

	September 30,
	2003	2004	2005
	(In thousands)
Deposits	$2,224,075	$2,013,879	$2,622,572
Withdrawals	2,274,318	2,067,218	2,317,251

Net increase (decrease) in deposits before interest credited	(50,243)	(53,339)	305,321
Interest credited	105,919	86,099	115,826

Net increase in customer accounts	$55,676	$32,760	$421,147

Borrowings. The Company obtains advances from the FHLB upon the security of the FHLB capital stock it owns and certain of its home mortgages, provided certain standards related to credit worthiness have been met. See “Regulation—Washington Federal Savings - Federal Home Loan Bank System” below. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Company’s creditworthiness. The FHLB is required to review its credit limitations and standards at least annually. FHLB advances have, from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand Washington Federal’s lending program.

The Company also uses reverse repurchase agreements as a form of borrowing. Under reverse repurchase agreements, the Company sells an investment security to a dealer for a period of time and agrees to buy back that security at the end of the period and pay the dealer a stated interest rate for the use of the dealer’s funds. The amount of securities sold under such agreements depends on many factors, including the terms available for such transactions, the perceived ability to apply the proceeds to investments yielding a higher return, the demand for the securities and management’s perception of trends in interest rates. The Company had $600 million of securities sold under such agreements at September 30, 2005, see Note I of the financial statements for additional information.

The Company also offers two forms of repurchase agreements to its customers. One form has an interest rate that floats like a money market deposit account. The other form has a fixed rate and is offered in a minimum denomination of $100,000. Both forms are fully collateralized by securities. These obligations are not insured by SAIF and are classified as borrowings for regulatory purposes. The Company had $29.3 million of such agreements outstanding at September 30, 2005.

The following table presents certain information regarding borrowings of Washington Federal for the years indicated.

	September 30,
	2003	2004	2005
	(In thousands)
Federal funds and securities sold to dealers under agreements to repurchase:
Average balance outstanding	$100,625	$100,000	$458,082
Maximum amount outstanding at any month-end during the period	100,000	100,000	655,000
Weighted-average interest rate during the period (1)	3.39%	3.40%	3.79%
FHLB advances:
Average balance outstanding	$1,650,023	$1,539,594	$1,206,267
Maximum amount outstanding at any month-end during the period	1,650,000	1,650,323	1,230,000
Weighted-average interest rate during the period (1)	5.19%	5.21%	5.14%
Securities sold to customers under agreements to repurchase:
Average balance outstanding	$73,322	$48,515	$35,131
Maximum amount outstanding at any month-end during the period	76,477	46,205	40,811
Weighted-average interest rate during the period (1)	2.25	1.76	1.90

Total average borrowings	$1,821,878	$1,688,109	$1,699,480
Weighted-average interest rate on total average borrowings (1)	4.98%	5.00%	4.71%

(1)	Interest expense divided by average daily balances.

Other Ratios

The following table sets forth certain ratios related to the Company for the periods indicated.

	September 30,
	2003	2004	2005
Return on assets (1)	1.98%	1.78%	1.90%
Return on equity (2)	14.61	12.12	12.63
Average equity to average assets	13.53	14.66	15.00

Dividend payout ratio (3)	41.55	49.40	46.99

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share divided by net income per share.

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

	September 30,
	2003 vs. 2002 Increase (Decrease) Due to			2004 vs. 2003 Increase (Decrease) Due to			2005 vs. 2004 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)			(In thousands)
Interest income:
Loan portfolio	$(35,734)	$(17,242)	$(52,976)	$12,378	$(34,697)	$(22,319)	$41,516	$(3,460)	$38,056
Mortgage-backed securities(1)	(27,522)	6,563	(20,959)	(4,913)	(8,554)	(13,467)	16,878	(3,973)	12,905
Investments (2)	23,488	(12,060)	11,428	(204)	467	263	(13,614)	10,782	(2,832)

All interest-earning assets	(39,768)	(22,739)	(62,507)	7,261	(42,784)	(35,523)	44,780	3,349	48,129

Interest expense:

Customer accounts	(769)	(45,600)	(46,369)	2,855	(22,675)	(19,820)	2,339	27,388	29,727
FHLB advances and other borrowings	9,245	(2,933)	6,312	(5,491)	180	(5,311)	1,261	(5,481)	(4,220)

All interest-bearing liabilities	8,476	(48,533)	(40,057)	(2,636)	(22,495)	(25,131)	3,600	21,907	25,507

Change in net interest income	$(48,244)	$25,794	$(22,450)	$9,897	$(20,289)	$(10,392)	$41,180	$(18,558)	$22,622

(1)	2005 interest income on mortgage-backed securities includes the correction of an error related to hedge accounting as described in Note A
(2)	Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle.

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

The following table shows the estimated repricing periods for earning assets and paying liabilities.

	Repricing Period
	Within One Year	After 1 year - before 4 Years	Thereafter	Total
	(In thousands)
As of 9/30/05
Earning Assets *	$2,547,230	$2,224,709	$3,294,572	$8,066,511
Paying Liabilities	(4,673,467)	(1,480,044)	(762,994)	(6,916,505)

Excess (Liabilities) Assets	$(2,126,237)	$744,665	$2,531,578

Excess as % of Total Assets	-25.82%
Policy limit for one year excess	-60.00%

*	Asset repricing period includes estimated prepayments based on historical activity

At September 30, 2005, the Company had approximately $2,126,237,000 more liabilities subject to repricing in the next year than assets, which amounted to a negative maturity gap of 26% of total assets. As of September 30, 2004, the amount of excess liabilities subject to repricing within one year was $1,761,103,000 or 25% of total assets. The increase of $365,134,000 of liabilities in excess of assets repricing within one year was due to the overall deposit growth and a shift in deposit maturities towards shorter-term maturities. The negative one year maturity gap as a percentage of total assets increased only one percent due to the growth of total assets by 15% to $8,234,450,000. By having an excess of liabilities repricing within one year over assets, the Company is subject to decreasing net interest income should rates rise. However, if the size and/or mix of the balance sheet changes, rising rates may not cause a decrease in net interest income.

Another method used to quantify interest rate risk is the net portfolio value (“NPV”) analysis. This analysis calculates the difference between the present value of interest-bearing liabilities and the present value of expected cash flows from interest-earning assets and off-balance-sheet contracts. The following tables set forth an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (measured in 100-basis-point increments).

September 30, 2005

Change in Interest Rates	Estimated NPV Amount	Estimated Increase (Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)	(In thousands)	(In thousands)
+300	$646,081	$(696,594)	8.73%
+200	888,102	(454,573)	11.52
+100	1,134,150	(208,525)	14.13
0	1,342,675	—	16.12
-100	1,422,074	79,399	16.70

September 30, 2004

Change in Interest Rates	Estimated NPV Amount	Estimated Increase (Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)		(In thousands)
+300	$648,053	$(632,647)	9.79%
+200	871,437	(409,263)	12.68
+100	1,098,013	(182,687)	15.40
0	1,280,700	—	17.40
-100	1,323,981	43,281)	17.71

At September 30, 2005, the Company’s NPV sensitivity increased compared to the prior year. This increase was primarily the result of the shift in asset mix toward longer-term assets. If in the future the Company chooses to continue to reinvest its current short-term investments in longer-term assets (30-year mortgage loans or mortgage-backed securities), the Company’s NPV sensitivity will increase.

Certain assumptions were used in preparing the above table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under the various interest rate scenarios. Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth above.

The NPV analysis presented assumes zero balance sheet growth and constant percentage composition of assets and liabilities (actual results will differ from this assumption). Prepayment rates are derived from market prepayment rates observed on or about the measurement date. As of September 30, 2005, the prepayment rate for both a 30 year fixed rate mortgage and a 30-year fixed rate mortgage-backed security from 5% to 6% was 13% in the base case, and 7% in the +200 basis point shift.

The following table sets forth Company guidelines for interest rate risk measured by NPV after shifts in interest rates:

Rate Shock	Minimum NPV Limit
(Basis Points)
+300	-0-
+200	3.0%
+100	5.0%
-0-	6.0%
-100	7.0%

As of September 30, 2005 and 2004 the Company’s estimated NPV exceed the above guidelines.

Subsidiaries

Washington Federal, Inc., is a unitary savings and loan holding company that conducts its primary business through its only subsidiary, Washington Federal Savings. Washington Federal Savings has three active wholly owned subsidiaries which are discussed further below.

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

At September 30, 2005, Washington Federal Savings was authorized under the current regulations to have a maximum investment of $164.7 million in its service corporations, exclusive of the additional 1% of investment assets permitted for inner-city or community development purposes but inclusive of the ability to make loans to its subsidiaries. On September 30, 2005, Washington Federal Savings’ investment in, and unsecured loans to, its wholly owned service corporations amounted to $5.1 million.

Washington Services, Inc., a wholly owned subsidiary of Washington Federal Savings, is continuing its investment in 29 developable acres zoned light industrial in the technology corridor of South Snohomish County, Washington. Based upon the sales history of this development, the Company believes the net realizable value from the sale of the remaining properties exceeds the subsidiary’s basis in these properties.

First Insurance Agency, Inc., a wholly owned subsidiary of Washington Federal Savings, is an insurance brokerage company that offers a full line of individual and business insurance products to customers of the Company, as well as to others.

Statewide Mortgage Services, Inc., a wholly owned subsidiary of Washington Federal Savings, is incorporated under the laws of the state of Washington for the purpose of operating a commercial warehouse site located in the state.

A savings institution is required to deduct the amount of the investment in, and extensions of credit to, a subsidiary engaged in any activities not permissible for national banks. Because the acquisition and development of real estate is not a permissible activity for national banks, the investments in, and loans to, the subsidiary of the institution which is engaged in such activities are subject to exclusion from the capital calculation. See “Regulation - Washington Federal Savings - Regulatory Capital Requirements” below.

Employees

As of September 30, 2005, the Company had approximately 749 employees, including the full-time equivalent of 28 part-time employees and its service corporation employees. None of these employees are represented by a collective bargaining agreement, and the Company has enjoyed harmonious relations with its personnel.

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

USA Patriot Act of 2001. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the Patriot Act to financial institutions such as Washington Federal Savings. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company that holds only one subsidiary savings institution; however, if the savings institution subsidiary of such a holding company fails to meet a QTL test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See “Washington Federal Savings - Qualified Thrift Lender Test” below.

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

The investment and lending authority of Washington Federal Savings is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. These laws and regulations generally are applicable to all federally-chartered savings institutions, and may also apply to state-chartered savings institutions.

Insurance of Accounts. The deposits of Washington Federal Savings are insured by the SAIF up to $100,000 per depositor (as defined by law and regulation) and are backed by the full faith and credit of the United States government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions after giving the OTS an opportunity to take such action.

Assessment rates for SAIF-insured institutions range from 0% of insured deposits for well capitalized institutions with minor supervisory concerns to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. See “Prompt Corrective Action” below. In addition, an assessment of 1.34 basis points was added to the SAIF assessment to cover financing corporation debt service payments for 2005.

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

The capital regulations create three capital requirements: a tangible capital requirement, a leverage or core capital requirement and a risk-based capital requirement. All savings institutions must have tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. For purposes of this requirement, tangible capital is core capital less all intangibles other than certain purchased mortgage servicing rights of which Washington Federal Savings has none.

Core capital includes common stockholders’ equity, non-cumulative perpetual preferred stock and related surplus and minority interests in consolidated subsidiaries, less intangibles (unless included under certain limited conditions, but in no event exceeding 25% of core capital), plus purchased mortgage servicing rights in an amount not to exceed 50% of core capital. The current leverage or core capital requirement is at least 3.0% of adjusted total assets.

The risk-based capital standard requires savings institutions to maintain a minimum ratio of total capital to risk-weighted assets of 8.0%. Total capital consists of core capital (defined above) and supplementary capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the required amount of risk-based capital, total assets, including certain off-balance-sheet items, are multiplied by a risk-weight factor based on the risks inherent in the type of assets held by an institution. The risk categories range from 0% for low-risk assets such as U.S. Treasury securities and GNMA securities to 100% for various types of loans and other assets deemed to be of higher risk. Single-family residential loans having loan-to-value ratios not exceeding 80% and meeting certain additional criteria, as well as certain multi-family residential loans, qualify for a 50% risk-weight treatment. The book value of each asset is multiplied by the risk factor applicable to the asset category, and the sum of the products of this calculation equals total risk-weighted assets.

OTS regulations impose special capitalization standards for savings institutions that own service corporations and other subsidiaries. In addition, certain exclusions from capital and assets are required when calculating total capital in addition to the adjustments for calculating core capital. These adjustments do not materially affect the regulatory capital of Washington Federal Savings.

For information regarding Washington Federal Savings’ compliance with each of these three capital requirements at September 30, 2005, see Note M to the Consolidated Financial Statements.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an institution’s operations and/or the appointment of a conservator or receiver. OTS capital regulations provide that such supervisory actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

Prompt Corrective Action. Under federal law, each federal banking agency has implemented a system of prompt corrective action for institutions that it regulates. Under OTS regulations, an institution shall be deemed to be: (i) well capitalized if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well capitalized; (iii) undercapitalized if it has total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) significantly undercapitalized if it has total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OTS to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. (The FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 2005, Washington Federal Savings exceeded the requirements of a well capitalized institution.

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

Under current legislation and applicable regulations, any savings institution is a QTL if: (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Internal Revenue Code (which generally requires that at least 60% of the institution’s assets constitute housing-related and other qualifying assets) or (ii) at least 65% of the institution’s portfolio assets (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At September 30, 2005, Washington Federal Savings was in compliance with the QTL test set forth in the HOLA.

Transactions with Affiliates. Under federal law, all transactions between and among a savings institution and its affiliates, which include holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder as interpreted by the OTS. Generally, these requirements limit these transactions to a percentage of the institution’s capital and require all of them to be on terms at least as favorable to the institution as transactions with non-affiliates. In addition, a savings institution may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The OTS is authorized to impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a savings institution. The OTS regulations also set forth various reporting requirements relating to transactions with affiliates.

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

Restrictions on Capital Distributions. OTS regulations impose limitations on capital distributions by savings institutions including cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital accounts of a savings institution. Under OTS capital distribution regulations, certain savings institutions are required to file with the OTS. Specifically, since Washington Federal Savings is a subsidiary of the Company, the regulation requires Washington Federal Savings to provide notice to the OTS of its intent to make capital distributions, unless an application is otherwise required. Washington Federal Savings does not believe that the regulation will adversely affect its ability to make capital distributions.

Federal Home Loan Bank System. Washington Federal Savings is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 2005, the Company’s advances from the FHLB amounted to $1.2 billion.

As a member, the institution is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to 3.50% of FHLB advances outstanding and .75% of mortgage loans and pass-through securities. At September 30, 2005, the Company had $129.5 million in FHLB stock, which was in compliance with this requirement.

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

Community Reinvestment Act and Fair Lending Laws. Savings institutions have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the Fair Lending Laws) prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the U.S. Department of Justice.

Taxation

Federal Taxation. For federal and state income tax purposes, the Company reports its income and expenses on the accrual basis method of accounting and files its federal and state income tax returns on a September 30 fiscal year basis. The Company files consolidated federal and state income tax returns with its wholly-owned subsidiaries.

The Small Business Job Protection Act of 1996 (the “Act”) requires qualified thrift institutions, such as the Company, to recapture the portion of their tax bad debt reserves that exceeded the September 30, 1988, balance. Such recaptured amounts are to be taken into taxable income ratably over a six-year period that began in 1999. Accordingly, the Company was required to pay approximately $25,406,000 in additional federal income taxes through fiscal 2004, all of which had previously been recognized.

The Company has been examined by the Internal Revenue Service through the year ended September 30, 1990. There were no material changes made to the Company’s originally reported taxable income as a result of this examination.

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

The state of Texas has a franchise tax with a statutory rate of 4.5% of apportionable income.

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

Item 2. Properties

The Company owns the building in which its home and executive offices are located in Seattle, Washington. The following table sets forth certain information concerning the Company’s offices:

Location	Number of Offices	Building		Net Book Value at September 30, 2005 (2)
		Owned	Leased (1)
				(In thousands)
Washington	43	29	14	$23,579
Idaho	16	16	—	6,157
Oregon	27	17	10	9,075
Utah	10	6	4	7,380
Arizona	20	13	7	12,315
Texas	3	1	2	3,143
Nevada	3	—	3	1,638

Total	122	82	40	$63,287

(1)	The leases have varying terms expiring from 2005 through 2070, including renewal options.
(2)	Amount represents land and improvements with respect to properties owned by the Company and represents the book value of leasehold improvements, where applicable.

Washington Federal evaluates on a continuing basis the suitability and adequacy of its offices, both branches and administrative centers, and has opened, relocated, remodeled or closed them as necessary to maintain efficient and attractive premises.

Washington Federal’s net investment in premises, equipment and leaseholds was $63.3 million at September 30, 2005.

Item 3.	Legal Proceedings

The Company is involved in legal proceedings occurring in the ordinary course of business that in the aggregate are believed by management to be immaterial to the financial statements of the Company. The effects of legal proceedings did not have a material impact on the statements of operations for any of the three years ended September 30, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required herein, with the exception of the table below, is incorporated by reference from page 34 of the Company’s Annual Report to Stockholders for 2005 (“Annual Report”), which is included herein as Exhibit 13.

The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended September 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2005 to July 31, 2005	—	$—	—	—
August 1, 2005 to August 31, 2005	—	—	—	—
September 1, 2005 to September 30, 2005	—	—	—	—

Total	—	$—	—	3,310,014

(1)	The Company’s only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 21,956,264 shares have been authorized for purchase.

Item 6.	Selected Financial Data

The information required herein is incorporated by reference from page 9 of the Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference on pages 4 through 8 of the Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required herein is incorporated by reference to Interest Rate Risk commencing on page 24 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required herein are incorporated by reference from pages 10 through 33 of the Annual Report.

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

Management’s Annual Report on Internal Control over Financial Reporting and the Attestation report of the Company’s Registered Public Accounting Firm required herein is incorporated by reference on page 33 of the Annual Report.

Item 9B. Other Information

On March 21, 2005, the Board of Directors of the Company appointed Thomas J. Kelley as a director of the Company. The size of the Company’s Board of Directors was increased to 10 members in connection with this appointment. Mr. Kelley was appointed to the class of directors whose term expires in January 2006. Mr. Kelley will be a nominee for election as a director for a one-year term at the Company’s annual meeting of stockholders scheduled to be held on January 18, 2006. There is no arrangement or understanding between Mr. Kelley and any other persons pursuant to which he was appointed as a director. Mr. Kelley currently serves on the Audit Committee of the Board of Directors.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required herein is incorporated by reference to pages 3 through 13 of the proxy statement dated December 16, 2005.

The Company has adopted a code of ethics that applies to all senior financial officers, including its Chief Executive Officer and Chief Financial Officer. The code of ethics is publicly available on the Company’s website at www.washingtonfederal.com. If the Company makes any substantive amendments to the code of ethics or grants any waiver from a provision of the code, it will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K.

Item 11. Executive Compensation

The information required herein is incorporated by reference to pages 11 through 13 of the proxy statement dated December 16, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference to pages 2 through 7 of the proxy statement dated December 16, 2005.

The information required in this item 12 regarding equity compensation plans is incorporated by reference to Note L on pages 27 through 28 of the Annual report.

Item 13. Certain Relationships and Related Transactions

The information required herein is incorporated by reference to page 16 of the proxy statement dated December 16, 2005.

Item 14. Principal Accounting Fees and Services

The information required herein is incorporated by reference to page 16 of the proxy statement dated December 16, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are incorporated herein by reference from pages 10 through 33 of the Annual Report.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of September 30, 2005 and 2004

Consolidated Statements of Operations for each of the years in the three-year period ended

September 30, 2005 Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended September 30, 2005

Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2005

(a)(2) There are no financial statement schedules filed herewith.

(a)(3) The following exhibits are filed as part of this report:

No.	Exhibit	Page/ Footnote
3.1	Articles of Incorporation of the Company	(1)

3.2	Bylaws of the Company	(1)

4	Specimen Common Stock Certificate	(1)

10.1	1987 Stock Option and Stock Appreciation Rights Plan*	(1)

10.2	1994 Stock Option and Stock Appreciation Rights Plan*	(1)

10.3	2001 Long-Term Incentive Plan*	(2)

10.4	Form of award agreement for restricted stock for 2001 Long Term Incentive Plan *

10.5	Form of award agreement for stock options for all plans*

13	Annual Report to Stockholders

21	Subsidiaries of the Company - Reference is made to Item 1, “Business - Subsidiaries” for the required information

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002

*	Management contract or compensation plan
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 8-B filed with the SEC on January 26, 1995.
(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 23, 2003.

(c)	See (a)(3) above for all exhibits filed herewith and the Exhibit Index.

(d)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON FEDERAL, INC.

November 4, 2005	By:	/s/ Roy M. Whitehead
Roy M. Whitehead, Vice Chairman,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John F. Clearman	November 4, 2005
John F. Clearman, Director

/s/ Derek L. Chinn	November 4, 2005
Derek L. Chinn, Director

/s/ H. Dennis Halvorson	November 4, 2005
H. Dennis Halvorson, Director

/s/ W. Alden Harris	November 4, 2005
W. Alden Harris, Director

/s/ Anna C. Johnson	November 4, 2005
Anna C. Johnson, Director

/s/ Thomas J. Kelley	November 4, 2005
Thomas J. Kelley, Director

/s/ Thomas F. Kenney	November 4, 2005
Thomas F. Kenney, Director

/s/ Guy C. Pinkerton	November 4, 2005
Guy C. Pinkerton, Director, Chairman

/s/ Charles R. Richmond	November 4, 2005
Charles R. Richmond, Director

/s/ Roy M. Whitehead	November 4, 2005
Roy M. Whitehead, Director, Vice Chairman,
President and Chief Executive Officer

/s/ Brent J. Beardall	November 4, 2005
Brent J. Beardall, CPA
Senior Vice President and
Chief Financial Officer