Form 10-Q
period 2005-12-31
WASHINGTON FEDERAL INC
filed 2006-02-08
CIK 936528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at February 1, 2006
Common stock, $1.00 par value	87,105,274

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I

Item 1.	Financial Statements (Unaudited)

The Condensed Consolidated Financial Statements of Washington Federal, Inc. and Subsidiaries filed as a part of the report are as follows:

	Consolidated Statements of Financial Condition as of December 31, 2005 and September 30, 2005	Page 3

	Consolidated Statements of Operations for the quarters ended December 31, 2005 and 2004	Page 4

	Consolidated Statements of Cash Flows for the quarters ended December 31, 2005 and 2004	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 14

Item 4.	Controls and Procedures	Page 15

PART II

Item 1.	Legal Proceedings	Page 16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 16

Item 3.	Defaults Upon Senior Securities	Page 16

Item 4.	Submission of Matters to a Vote of Security Holders	Page 16

Item 5.	Other Information	Page 16

Item 6.	Exhibits	Page 17

	Signatures	Page 18

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	December 31, 2005	September 30, 2005
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$428,585	$637,791
Available-for-sale securities, including encumbered securities of $538,268 and $571,462, at fair value	1,106,848	1,077,856
Held-to-maturity securities, including encumbered securities of $94,975 and $68,759, at amortized cost	202,641	212,479
Loans receivable, net	6,264,599	6,008,932
Interest receivable	35,529	34,048
Premises and equipment, net	63,467	63,287
Real estate held for sale	5,196	5,631
FHLB stock	129,453	129,453
Intangible assets, net	56,991	57,259
Other assets	11,992	7,714

	$8,305,301	$8,234,450

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Customer accounts
Savings and demand accounts	$5,057,434	$5,002,172
Repurchase agreements with customers	29,893	29,333

	5,087,327	5,031,505
FHLB advances	1,300,000	1,230,000
Other borrowings	600,000	655,000
Advance payments by borrowers for taxes and insurance	12,218	27,533
Federal and state income taxes	58,986	44,617
Accrued expenses and other liabilities	48,131	58,487

	7,106,662	7,047,142
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 104,225,461 and 104,140,966 shares issued; 87,017,789 and 86,933,294 shares outstanding	104,225	104,141
Paid-in capital	1,240,391	1,240,310
Accumulated other comprehensive loss, net of taxes	(9,500)	(704)
Treasury stock, at cost; 17,207,672 shares	(205,874)	(205,874)
Retained earnings	69,397	49,435

	1,198,639	1,187,308

	$8,305,301	$8,234,450

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended December 31,
	2005	2004
	(In thousands, except per share data)
INTEREST INCOME
Loans	$102,405	$86,885
Mortgage-backed securities	14,368	12,834
Investment securities and cash equivalents	7,789	7,824

	124,562	107,543
INTEREST EXPENSE
Customer accounts	38,850	23,892
FHLB advances and other borrowings	21,650	18,254

	60,500	42,146

Net interest income	64,062	65,397
Provision for loan losses	—	—

Net interest income after provision for loan losses	64,062	65,397

OTHER INCOME
Gain on sale of securities, net	—	64
Other	3,391	2,514

	3,391	2,578
OTHER EXPENSE
Compensation and fringe benefits	8,235	8,334
Occupancy	1,912	1,836
Other	2,522	1,808

	12,669	11,978
Gain on real estate acquired through foreclosure, net	139	218

Income before income taxes	54,923	56,215
Income taxes	18,777	19,957

NET INCOME	$36,146	$36,258

PER SHARE DATA
Basic earnings	$0.42	$0.42
Diluted earnings	.41	.42
Cash dividends	.20	.19
Weighted average number of shares outstanding, including dilutive stock options	87,285,174	87,440,185

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended
	December 31, 2005	December 31, 2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,146	$36,258
Adjustments to reconcile net income to net cash provided by operating activities
Amortization (accretion) of fees, discounts, and premiums, net	1,264	(1,115)
Amortization of intangible assets	268	318
Depreciation	660	660
Stock option compensation expense	388	—
Provision for loan losses	—	—
Gain on investment securities and real estate held for sale, net	(139)	(282)
Increase in accrued interest receivable	(1,481)	(4,385)
Increase in income taxes payable	19,489	19,909
Decrease (increase) in other assets	(4,278)	3,394
Increase (decrease) in accrued expenses and other liabilities	(10,356)	1,094

Net cash provided by operating activities	41,961	55,851

CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated
Single-family residential loans	(297,693)	(282,033)
Construction loans	(175,470)	(176,616)
Land loans	(91,146)	(72,727)
Multi-family loans	(32,792)	(32,596)

	(597,101)	(563,972)
Savings account loans originated	(164)	(340)
Loan principal repayments	467,085	399,879
Increase in undisbursed loans in process	756	12,691
Loans purchased	(126,935)	(103,828)
FHLB stock redemption	—	56,208
Available-for-sale securities purchased	(90,059)	(274,774)
Principal payments and maturities of available-for-sale securities	46,470	73,937
Available-for-sale securities sold	—	25,000
Principal payments and maturities of held-to-maturity securities	9,908	6,371
Proceeds from sales of real estate held for sale	683	2,118
Premises and equipment purchased, net	(840)	(586)

Net cash used by investing activities	(290,197)	(367,296)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts	55,822	53,973
Net increase in borrowings	15,000	300,000
Proceeds from exercise of common stock options	1,011	894
Dividends paid	(17,488)	(16,526)
Decrease in advance payments by borrowers for taxes and insurance	(15,315)	(14,197)

Net cash provided by financing activities	39,030	324,144
Increase (decrease) in cash and cash equivalents	(209,206)	12,699
Cash and cash equivalents at beginning of period	637,791	508,361

Cash and cash equivalents at end of period	$428,585	$521,060

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$109	$218
Cash paid during the period for
Interest	62,134	41,635
Income taxes	—	593

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)

NOTE A – Basis of Presentation

The consolidated interim financial statements included in this report have been prepared by Washington Federal, Inc. (“Company”) without audit. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The September 30, 2005 Consolidated Statement of Financial Condition was derived from audited financial statements.

The information included in this Form 10-Q should be read in conjunction with Company’s 2005 Annual Report on Form 10-K (“2005 Form 10-K”) as filed with the SEC. Interim results are not necessarily indicative of results for a full year.

Certain reclassifications have been made to the financial statements to conform prior periods to current classifications. Specifically, securitized assets subject to repurchase have been included with loans receivable.

NOTE B – Dividends

Dividends per share increased to 20 cents for the quarter ended December 31, 2005 compared with 19 cents for the same period one year ago. On January 13, 2006 the Company paid its 92nd consecutive quarterly cash dividend.

NOTE C – Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities. Total comprehensive income for the quarters ended December 31, 2005 and 2004 totaled $27,350,000 and $31,482,000, respectively. The difference between the Company’s net income and total comprehensive income equals the change in the net unrealized gain or loss on available-for-sale securities of $13,916,000, net of tax of $5,120,000, for the period ending December 31, 2005.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2005 AND 2004

(UNAUDITED)

NOTE D – Allowance for Losses on Loans

The following table summarizes the activity in the allowance for loan losses for the quarters ended December 31, 2005 and 2004:

	Quarter Ended December 31,
	2005	2004
	(In thousands)
Balance at beginning of period	$24,756	$25,140
Provision for loan losses	—	—
Charge-offs	(20)	(132)
Recoveries	—	—

Balance at end of period	$24,736	$25,008

NOTE E – New Accounting Pronouncements

On October 1, 2005 the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees. SFAS 123R now requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date estimated fair value of the award. That estimated cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

In addition, SFAS 123R requires the use of the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date estimated fair value of those awards as calculated under the pro forma disclosure provisions of SFAS 123.

The fair value of options granted under the Company’s stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model. See Note A and Note L in the 2005 Form 10-K where the Company’s three stock-option employee compensation plans, as well as the weighted-average assumptions utilized in the Black-Scholes model, are more fully described.

Total compensation cost for stock options recognized during the quarter ended December 31, 2005 was approximately $388,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Washington Federal, Inc. (“Company”) is a savings and loan holding company. The Company’s primary operating subsidiary is Washington Federal Savings.

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate and hold for investment fixed-rate single-family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At December 31, 2005, the Company had a negative one-year maturity gap of approximately 33% of total assets, compared to a 26% negative one-year maturity gap as of September 30, 2005. The increase in interest rate risk is the result of the Company investing a portion of its short-term assets into longer-term assets over the course of the last quarter.

The interest rate spread decreased to 2.53% at December 31, 2005 from 2.54% at September 30, 2005. The spread decreased primarily because rates on customer accounts increased by 22 basis points since September 30, 2005, however this was partially offset by an increase in earning assets of 13 basis points over the same period. As of December 31, 2005, the Company had grown total assets by $70,851,000 from $8,234,450,000 at September 30, 2005. Short-term assets (original maturities less than one year) decreased $209,206,000 during the quarter ended December 31, 2005. Loans and mortgage-backed securities increased $284,079,000, or 4.0%, to $7,368,353,000 during the quarter ended December 31, 2005 as the Company grew long-term assets to offset the impact of increasing deposit costs. Long-term borrowings increased $15,000,000 during the quarter ended December 31, 2005. Total short-term assets of $428,585,000, which represent 5.2% of total assets, provides management with flexibility in managing interest rate risk.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net worth at December 31, 2005 was $1,198,639,000, or 14.43% of total assets. This was an increase of $11,331,000 from September 30, 2005 when net worth was $1,187,308,000, or 14.42% of total assets. The increase in the Company’s net worth included $36,146,000 from net income. Net worth was reduced by $17,488,000 of cash dividend payments and an $8,796,000 increase in accumulated other comprehensive loss.

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

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $28,992,000, or 2.7%, during the quarter ended December 31, 2005. For the quarter ended December 31, 2005 the Company purchased $90,059,000 of available-for-sale investment securities. During the same period there were no sales of available-for-sale securities nor were there any purchases or sales of held-to-maturity securities. As of December 31, 2005, the Company had net unrealized losses on available-for-sale securities of $9,500,000, net of tax, which were recorded as part of stockholders’ equity.

Loans receivable: During the quarter ended December 31, 2005, the balance of loans receivable increased 4.3% to $6,264,599,000 compared to $6,008,932,000 at September 30, 2005. This growth was consistent with Management’s strategy to grow the loan portfolio to offset rising deposit costs. Permanent single-family residential loans as a percentage of total loans increased to 70.7% at December 31, 2005 compared to 70.2% at September 30, 2005. The aggregate of construction and land loans (gross of loans in process) as a percentage of total loans decreased to 21.9% at December 31, 2005 compared to 22.1% at September 30, 2005.

Non-performing assets: Non-performing assets increased 5.9% during the quarter ended December 31, 2005 to $7,779,000 from $7,344,000 at September 30, 2005. Non-performing assets as a percentage of total assets were .09% at both December 31, 2005 and September 30, 2005.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Company at the dates indicated.

	December 31, 2005	September 30, 2005
	(In thousands)
Restructured loans (1)	$281	$573
Nonaccrual loans:
Single-family residential	5,350	5,765
Construction	—	—
Land	—	403
Multi-family	2,019	420

Total nonaccrual loans (2)	7,369	6,588
Total REO (3)	410	756

Total non-performing assets	$7,779	$7,344

Total non-performing assets and restructured loans	$8,060	$7,917

Total non-performing assets and restructured loans as a percentage of total assets	0.10%	0.09%

(1)	Performing in accordance with restructured terms.

(2)	The Company recognized interest income on nonaccrual loans of approximately $156,000 in the quarter ended December 31, 2005. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $443,000 for the quarter ended December 31, 2005.

In addition to the nonaccrual loans reflected in the above table, at December 31, 2005, the Company had $65,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed nonperforming, the Company’s ratio of total nonperforming assets and restructured loans as a percent of total assets would have remained at .10% at December 31, 2005.

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

	December 31, 2005		September 30, 2005
	Amount	Loans to Total Loans [1]	Amount	Loans to Total Loans [1]
	(In thousands)
Real estate:
Single-family residential	$8,916	70.7%	$8,643	70.2%
Multi-family	5,382	7.4	5,776	7.6
Land	3,977	6.7	3,360	6.7
Construction	6,461	15.2	6,977	15.5

	$24,736	100.0%	$24,756	100.0%

[1]	The percentage is based on gross loans before allowance for loan losses, loans in process and deferred loan origination costs.

Customer accounts: Customer accounts increased $55,822,000, or 1.1%, to $5,087,327,000 at December 31, 2005 compared with $5,031,505,000 at September 30, 2005.

FHLB advances and other borrowings: Total borrowings increased $15,000,000, or 0.8%, to $1,900,000,000 at December 31, 2005 compared with $1,885,000,000 at September 30, 2005.

RESULTS OF OPERATIONS

Net Income: The quarter ended December 31, 2005 produced net income of $36,146,000 compared to $36,258,000 for the same quarter one year ago, a 0.3% decrease.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rate / Volume Analysis:

	Comparison of Quarters Ended 12/31/05 and 12/31/04
	Volume	Rate	Total
	(In thousands)
Interest income:
Loan portfolio	$15,782	$(262)	$15,520
Mortgaged-backed securities	5,556	(4,022)	1,534
Investments(1)	(2,907)	2,872	(35)

All interest-earning assets	18,431	(1,412)	17,019

Interest expense:
Customer accounts	2,287	12,671	14,958
FHLB advances and other borrowings	4,730	(1,334)	3,396

All interest-bearing liabilities	7,017	11,337	18,354

Change in net interest income	$11,414	$(12,749)	$(1,335)

(1)	Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Loan Losses: The Company recorded no provision for loan losses during either of the quarters ended December 31, 2005 and 2004. Nonperforming assets amounted to $7,779,000 or .09% of total assets at December 31, 2005 compared to $12,896,000 or .17% of total assets one year ago. Delinquencies on permanent loans decreased from $16,500,000 at December 31, 2004 to $14,700,000 at December 31, 2005. Net charge-offs of $20,000 for the quarter ended December 31, 2005 compared with $132,000 of net charge-offs for the quarter ended December 31, 2004. The balance of loans receivable increased 4.3% to $6,264,599,000 at December 31, 2005 compared to $6,008,932,000 at September 30, 2005, which offset the positive credit trends discussed above.

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	Quarter Ended December 31,
	2005	2004
	(In thousands)
Beginning balance	$24,756	$25,140
Charge-offs:
Real Estate:
Single-family residential	20	118
Multi-family	—	14
Land	—	—
Construction	—	—

	20	132
Recoveries:
Real Estate:
Single-family residential	—	—
Multi-family	—	—
Land	—	—
Construction	—	—

	—	—
Net charge-offs (recoveries)	20	132
Provision (reversal of reserve) for loan losses	—	—

Ending balance	$24,736	$25,008

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%

Other Income: The quarter ended December 31, 2005 produced total other income of $3,391,000 compared to $2,578,000 for the same quarter one year ago, a 31.5% increase. The quarter to quarter difference in total

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

other income resulted primarily from a $496,000 gain on the sale of real estate held for investment during the quarter ended December 31, 2005.

Other Expense: The quarter ended December 31, 2005 produced total other expense of $12,669,000 compared to $11,978,000 for the same quarter one year ago, a 5.8% increase, resulting primarily from a general increase in routine operating expenses during the current quarter. Total other expense for the quarter equaled .61% of average assets, compared to .65% for the same period one year ago. The number of staff, including part-time employees on a full-time equivalent basis, was 751 at December 31, 2005 and 749 at December 31, 2004.

Taxes: Income taxes decreased $1,180,000 or 5.9% for the quarter ended December 31, 2005 compared to the same period one year ago primarily due to the settlement of a claim with the Internal Revenue Service over the deductibility of supervisory goodwill that resulted in a reduction of income tax expense. As a result, the effective tax rate for the quarter ended December 31, 2005 decreased to 34.20% from 35.50% for the same period one year ago. The Company expects a 35.50% effective tax rate going forward.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2005. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2005 Form 10-K.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

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

The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2005 to October 31, 2005	—	$—	—	3,310,014
November 1, 2005 to November 30, 2005	—	—	—	3,310,014
December 1, 2005 to December 31, 2005	—	—	—	3,310,014

Total	—	$—	—	3,310,014

(1)	The Company’s only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 21,956,264 shares have been authorized for purchase.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART II – Other Information

Item 6.	Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer

	31.2	Section 302 Certification by the Chief Financial Officer

	32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 8, 2006	/s/ Roy M. Whitehead
ROY M. WHITEHEAD
Vice Chairman, President and Chief Executive Officer

February 8, 2006	/s/ Brent J. Beardall
BRENT J. BEARDALL
Senior Vice President and Chief Financial Officer