Form 10-Q
period 2006-03-31
WASHINGTON FEDERAL INC
filed 2006-04-28
CIK 936528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at April 25, 2006
Common stock, $1.00 par value	87,221,221

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I

Item 1.	Financial Statements (Unaudited)

The Condensed Consolidated Financial Statements of Washington Federal, Inc. and Subsidiaries filed as a part of the report are as follows:

	Consolidated Statements of Financial Condition as of March 31, 2006 and September 30, 2005	Page 3

	Consolidated Statements of Operations for the quarter and six months ended March 31, 2006 and 2005	Page 4

	Consolidated Statements of Cash Flows for the six months ended March 31, 2006 and 2005	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 15

Item 4.	Controls and Procedures	Page 16

PART II

Item 1.	Legal Proceedings	Page 17

Item 1A.	Risk Factors	Page 17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 17

Item 3.	Defaults Upon Senior Securities	Page 17

Item 4.	Submission of Matters to a Vote of Security Holders	Page 17

Item 5.	Other Information	Page 18

Item 6.	Exhibits	Page 18

	Signatures	Page 19

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	March 31, 2006	September 30, 2005
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$383,317	$637,791
Available-for-sale securities, including encumbered securities of $535,024 and $571,462, at fair value	1,159,869	1,077,856
Held-to-maturity securities, including encumbered securities of $92,265 and $68,759, at amortized cost	196,955	212,479
Loans receivable, net	6,543,126	6,008,932
Interest receivable	36,975	34,048
Premises and equipment, net	63,498	63,287
Real estate held for sale	4,388	5,631
FHLB stock	129,453	129,453
Intangible assets, net	56,734	57,259
Other assets	13,237	7,714

	$8,587,552	$8,234,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Savings and demand accounts	$5,130,275	$5,002,172
Repurchase agreements with customers	30,107	29,333

	5,160,382	5,031,505
FHLB advances	1,500,000	1,230,000
Other borrowings	600,000	655,000
Advance payments by borrowers for taxes and insurance	22,410	27,533
Federal and state income taxes	37,116	44,617
Accrued expenses and other liabilities	52,204	58,487

	7,372,112	7,047,142
Stockholders' equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 104,336,960 and 104,140,966 shares issued; 87,187,699 and 86,933,294 shares outstanding	104,337	104,141
Paid-in capital	1,242,806	1,240,310
Accumulated other comprehensive loss, net of taxes	(14,868)	(704)
Treasury stock, at cost; 17,149,261 and 17,207,672 shares	(205,178)	(205,874)
Retained earnings	88,343	49,435

	1,215,440	1,187,308

	$8,587,552	$8,234,450

SEE	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(In thousands, except per share data)
INTEREST INCOME
Loans	$106,274	$90,321	$208,679	$177,206
Mortgage-backed securities	15,725	23,568	30,093	36,402
Investment securities and cash equivalents	6,660	8,291	14,449	16,115

	128,659	122,180	253,221	229,723
INTEREST EXPENSE
Customer accounts	41,459	26,622	80,308	50,514
FHLB advances and other borrowings	21,724	18,941	43,374	37,195

	63,183	45,563	123,682	87,709

Net interest income	65,476	76,617	129,539	142,014
Provision for loan losses	85	—	85	—

Net interest income after provision for loan losses	65,391	76,617	129,454	142,014
OTHER INCOME
Loss on securities, net	—	(3,476)	—	(3,412)
Other	3,404	3,746	6,796	6,260

	3,404	270	6,796	2,848
OTHER EXPENSE
Compensation and fringe benefits	9,040	8,733	17,275	17,067
Occupancy	2,017	3,124	3,930	4,960
Other	2,458	2,106	4,981	3,914

	13,515	13,963	26,186	25,941
Gain on real estate acquired through foreclosure, net	5	581	144	799

Income before income taxes	55,285	63,505	110,208	119,720
Income taxes	18,945	22,544	37,722	42,501

NET INCOME	$36,340	$40,961	$72,486	$77,219

PER SHARE DATA
Basic earnings	$0.42	$0.47	$0.83	$0.89
Diluted earnings	.42	.47	.83	.88
Cash dividends	.20	.19	.40	.38
Weighted average number of shares outstanding, including dilutive stock options	87,363,894	87,464,540	87,378,631	87,452,362

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31, 2006	March 31, 2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$72,486	$77,219
Adjustments to reconcile net income to net cash provided by operating activities
Amortization (accretion) of fees, discounts, and premiums, net	1,984	(10,204)
Amortization of intangible assets	525	624
Depreciation	1,345	2,545
Stock option compensation expense	808	—
Provision for loan losses	85	—
Loss (gain) on investment securities and real estate held for sale, net	(145)	2,613
Increase in accrued interest receivable	(2,927)	(1,815)
Increase (decrease) in income taxes payable	729	(9,094)
FHLB stock dividends	—	(387)
Decrease (increase) in other assets	(5,523)	3,525
Decrease in accrued expenses and other liabilities	(6,283)	(2,032)

Net cash provided by operating activities	63,084	62,994
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated
Single-family residential loans	(519,328)	(535,275)
Construction loans	(369,680)	(333,525)
Land loans	(199,220)	(148,058)
Multi-family loans	(70,757)	(58,519)

	(1,158,985)	(1,075,377)
Savings account loans originated	(648)	(574)
Loan principal repayments	869,970	782,581
Increase in undisbursed loans in process	20,507	233
Loans purchased	(266,129)	(131,058)
FHLB stock redemption	—	56,208
Available-for-sale securities purchased	(188,504)	(464,719)
Repurchase agreement maturity	—	200,000
Principal payments and maturities of available-for-sale securities	82,919	118,371
Available-for-sale securities sold	—	78,544
Principal payments and maturities of held-to-maturity securities	15,651	12,303
Proceeds from sales of real estate held for sale	1,589	3,661
Premises and equipment purchased, net	(1,556)	(1,396)

Net cash used by investing activities	(625,186)	(421,223)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts	128,877	112,231
Net increase in borrowings	215,000	300,000
Proceeds from exercise of common stock options	2,412	1,378
Dividends paid	(34,882)	(33,091)
Proceeds from Employee Stock Ownership Plan	1,344	947
Decrease in advance payments by borrowers for taxes and insurance	(5,123)	(4,319)

Net cash provided by financing activities	307,628	377,146
Increase (decrease) in cash and cash equivalents	(254,474)	18,917
Cash and cash equivalents at beginning of period	637,791	508,361

Cash and cash equivalents at end of period	$383,317	$527,278

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$201	$676
Cash paid during the period for
Interest	123,955	86,821
Income taxes	37,705	49,593

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE A – Basis of Presentation

The consolidated unaudited interim financial statements included in this report have been prepared by Washington Federal, Inc. (“Company”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The September 30, 2005 Consolidated Statement of Financial Condition was derived from audited financial statements.

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

NOTE B – Dividends

Dividends per share amounted to 20 cents for the quarter ended March 31, 2006 compared with 19 cents for the same period one year ago. On April 14, 2006 the Company paid its 93rd consecutive quarterly cash dividend.

NOTE C – Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities. Total comprehensive income for the quarters ended March 31, 2006 and 2005 totaled $30,972,000 and $28,469,000, respectively. Total comprehensive income for the six months ended March 31, 2006 and 2005 totaled $58,322,000 and $59,950,000, respectively. The difference between the Company’s net income and total comprehensive income for the six months ended March 31, 2006 equals the change in the net unrealized gain or loss on available-for-sale securities of $22,394,000. Net of tax of $8,230,000 , the change was $14,164,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

NOTE D – Allowance for Losses on Loans

The following table summarizes the activity in the allowance for loan losses for the quarter and six months ended March 31, 2006 and 2005:

	Quarter Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Balance at beginning of period	$24,736	$25,008	$24,756	$25,140
Provision for loan losses	85	—	85	—
Charge-offs	(11)	(14)	(31)	(146)
Recoveries	—	—	—	—

Balance at end of period	$24,810	$24,994	$24,810	$24,994

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

Total compensation cost for stock options recognized for the quarter and six months ended March 31, 2006 was approximately $420,000 and $808,000, respectively.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q includes certain “forward-looking statements,” as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. Actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding Washington Federal, Inc. (“Company”) intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to: general economic conditions; legislative and regulatory changes; monetary fiscal policies of the federal government; changes in tax policies; rates and regulations of federal; state and local tax authorities; changes in interest rates; deposit flows; cost of funds; demand for loan products; demand for financial services; competition; changes in the quality or composition of the Company’s loan and investment portfolios; changes in accounting principles; policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products services and fees. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

GENERAL

The Company is a savings and loan holding company. The Company’s primary operating subsidiary is Washington Federal Savings.

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate and hold for investment fixed-rate single-family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At March 31, 2006, the Company had a negative one-year maturity gap of approximately 31% of total assets, compared to a 26% negative one-year maturity gap as of September 30, 2005. The increase in interest rate risk is the result of the Company investing a portion of its short-term assets into longer-term assets over the course of the six months.

The interest rate spread decreased to 2.45% at March 31, 2006 from 2.54% at September 30, 2005. The spread decreased primarily because weighted average rates on customer accounts increased by 44 basis points since September 30, 2005, however this was partially offset by an increase in the weighted average rates on earning assets of 24 basis points over the same period. As of March 31, 2006, the Company had grown total assets by $353,102,000 from $8,234,450,000 at September 30, 2005. Cash and cash equivalents decreased $254,474,000 during the six months ended March 31, 2006. Loans and mortgage-backed securities increased $605,757,000, or 8.6%, to $7,690,031,000 during the six months ended March 31, 2006 as the Company grew long-term assets to offset the impact of increasing deposit costs. Long-term borrowings increased

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

$215,000,000 during the six months ended March 31, 2006 as the Company replaced $185,000,000 of borrowings held at September 30, 2005 with a weighted average rate of 5.09% with $400,000,000 of borrowings with a weighted average rate of 4.65%. Cash and cash equivalents of $383,317,000 and stockholders’ equity of $1,215,440,000 provide management with flexibility in managing interest rate risk.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net worth at March 31, 2006 was $1,215,440,000, or 14.15% of total assets. This was an increase of $28,132,000 from September 30, 2005 when net worth was $1,187,308,000, or 14.42% of total assets. The increase in the Company’s net worth included $72,486,000 from net income. Net worth was reduced by $34,882,000 of cash dividend payments and a $14,164,000 increase in accumulated other comprehensive loss.

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

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $82,013,000, or 7.6%, during the six months ended March 31, 2006. For the six months ended March 31, 2006 the Company purchased $188,504,000 of available-for-sale investment securities. During the same period there were no sales of available-for-sale securities nor were there any purchases or sales of held-to-maturity securities. As of March 31, 2006, the Company had net unrealized losses on available-for-sale securities of $14,868,000, net of tax, which were recorded as part of stockholders’ equity.

Loans receivable: During the six months ended March 31, 2006, the balance of loans receivable increased 8.9% to $6,543,126,000 compared to $6,008,932,000 at September 30, 2005. This growth was consistent with Management’s strategy to grow the loan portfolio to offset rising deposit costs. Permanent single-family residential loans as a percentage of total loans increased to 70.6% at March 31, 2006 compared to 70.2% at September 30, 2005. The aggregate of construction and land loans (gross of loans in process) as a percentage of total loans was 22.2% at both March 31, 2006 and September 30, 2005.

Non-performing assets: Non-performing assets decreased 5.3% during the six months ended March 31, 2006 to $6,957,000 from $7,344,000 at September 30, 2005. Non-performing assets as a percentage of total assets was .08% at March 31, 2006 as compared to .09% at September 30, 2005.

The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Company at the dates indicated.

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	March 31, 2006	September 30, 2005
	(In thousands)
Restructured loans (1)	$284	$573
Nonaccrual loans:
Single-family residential	6,523	5,765
Construction	—	—
Land	—	403
Multi-family	434	420

Total nonaccrual loans (2)	6,957	6,588
Total REO (3)	—	756

Total non-performing assets	$6,957	$7,344

Total non-performing assets and restructured loans	$7,241	$7,917

Total non-performing assets and restructured loans as a percentage of total assets	0.08%	0.09%

(1)	Performing in accordance with restructured terms.

(2)	The Company recognized interest income on nonaccrual loans of approximately $214,000 in the quarter ended March 31, 2006. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $371,000 for the quarter ended March 31, 2006.

In addition to the nonaccrual loans reflected in the above table, at March 31, 2006, the Company had $615,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed nonperforming, the Company’s ratio of total nonperforming assets and restructured loans as a percent of total assets would have increased to .09% at March 31, 2006.

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

	March 31, 2006		September 30, 2005
	Amount	Loans to Total Loans [1]	Amount	Loans to Total Loans [1]
	(In thousands)
Real estate:
Single-family residential	$8,904	70.6%	$8,643	70.2%
Multi-family	5,192	7.2	5,776	7.6
Land	4,168	7.1	3,360	6.7
Construction	6,546	15.1	6,977	15.5

	$24,810	100.0%	$24,756	100.0%

[1]	The percentage is based on gross loans before allowance for loan losses, loans in process and deferred loan origination costs.

Customer accounts: Customer accounts increased $128,877,000, or 2.6%, to $5,160,382,000 at March 31, 2006 compared with $5,031,505,000 at September 30, 2005.

FHLB advances and other borrowings: Total borrowings increased $215,000,000, or 11.4%, to $2,100,000,000 at March 31, 2006 compared with $1,885,000,000 at September 30, 2005. See Interest Rate Risk on page 8.

RESULTS OF OPERATIONS

Net Income: The quarter ended March 31, 2006 produced net income of $36,340,000 compared to $40,961,000 for the same quarter one year ago, an 11.3% decrease. Net income for the six months ended March 31, 2006 was $72,486,000 compared to $77,219,000 for the six months ended March 31, 2005, a 6.1% decrease. Net income decreased primarily as a result of a $7.9 million (after tax) increase in net income recorded in the quarter ended March 31, 2005 which resulted from the Company’s correction of its hedge accounting. See Note A in the 2005 Form 10-K and Note A in the March 31, 2005 Form 10-Q for additional information related to the correction of the Company’s hedge accounting.

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

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rate / Volume Analysis:

	Comparison of Quarters Ended 3/31/06 and 3/31/05			Comparison of Six Months Ended 3/31/06 and 3/31/05
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income:
Loan portfolio	$15,681	$272	$15,953	$31,473	$—	$31,473
Mortgaged-backed securities	7,048	(14,891)	(7,843)	12,746	(19,055)	(6,309)
Investments(1)	(3,608)	1,977	(1,631)	(849)	(817)	(1,666)

All interest-earning assets	19,121	(12,642)	6,479	43,370	(19,872)	23,498

Interest expense:
Customer accounts	2,872	11,965	14,837	5,175	24,619	29,794
FHLB advances and other borrowings	3,879	(1,096)	2,783	8,616	(2,437)	6,179

All interest-bearing liabilities	6,751	10,869	17,620	13,791	22,182	35,973

Change in net interest income	$12,370	$(23,511)	$(11,141)	$29,579	$(42,054)	$(12,475)

(1)	Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Loan Losses: The Company recorded an $85,000 provision for loan losses during the quarter ended March 31, 2006, while no provision was recorded for the same quarter one year ago. Nonperforming assets amounted to $6,957,000 or .08% of total assets at March 31, 2006 compared to $9,082,000 or .12% of total assets one year ago. Delinquencies on permanent loans decreased from $15,100,000 at March 31, 2005 to $11,700,000 at March 31, 2006. The Company had net charge-offs of $11,000 for the quarter ended March 31, 2006 compared with $14,000 of net charge-offs for the quarter ended March 31, 2005. The balance of loans receivable increased 8.9% to $6,543,126,000 at March 31, 2006 compared to $6,008,932,000 at September 30, 2005, which offset the positive credit trends discussed above.

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	Quarter Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Beginning balance	$24,736	$25,008	$24,756	$25,140
Charge-offs:
Real Estate:
Single-family residential	11	14	31	132
Multi-family	—	—	—	14
Land	—	—	—	—
Construction	—	—	—	—

	11	14	31	146
Recoveries:
Real Estate:
Single-family residential	—	—	—	—
Multi-family	—	—	—	—
Land	—	—	—	—
Construction	—	—	—	—

	—	—	—	—
Net charge-offs	11	14	31	146
Provision for loan losses	85	—	85	—

Ending balance	$24,810	$24,994	$24,810	$24,994

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.00%

Other Income: The quarter ended March 31, 2006 produced total other income of $3,404,000 compared to $270,000 for the same quarter one year ago, a significant increase. Total other income for the six months ended March 31, 2006 was $6,796,000 compared to $2,848,000 for the six months ended March 31, 2005, a 138.6% increase. Total other income for the quarter and six months ended March 31, 2006 included a

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

$577,000 and $1,073,000 gain on the sale of real estate held for investment, respectively. Total other income for the quarter and six months ended March 31, 2005 included a $4,111,000 loss due to the recognition of an other than temporary impairment charge on Freddie Mac and Fannie Mae preferred stock held in the available-for-sale portfolio. This loss was partially offset by net gains from the sale of available-for-sale securities of $698,000 for the six months ended March 31, 2005.

Other Expense: The quarter ended March 31, 2006 produced total other expense of $13,515,000 compared to $13,963,000 for the same quarter one year ago, a 3.2% decrease. Total other expense for the six months ended March 31, 2006 was $26,186,000 compared to $25,941,000 for the six months ended March 31, 2005, a 0.9% increase. Total other expense for the quarter and six months ended March 31, 2006 equaled .64% and .63%, respectively, of average assets, compared to .74% and .69%, respectively, for the same period one year ago. The number of staff, including part-time employees on a full-time equivalent basis, was 751 at March 31, 2006 and 756 at March 31, 2005.

Taxes: Income taxes decreased $3,599,000, or 16.0%, and $4,779,000, or 11.2%, for the quarter and six months ended March 31, 2006 when compared to the same period one year ago due to a lower taxable income base. During the six months ended March 31, 2006, the Company settled a claim with the Internal Revenue Service over the deductibility of supervisory goodwill that resulted in a reduction of income tax expense. As a result, the effective tax rate for the quarter and six months ended March 31, 2006 decreased to 34.20% from 35.50% for the same periods one year ago. The Company expects a 34.25% effective tax rate going forward for the remainder of the fiscal year.

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

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2006 to
January 31, 2006	—	$—	—	3,310,014
February 1, 2006 to
February 28, 2006	—	—	—	3,310,014
March 1, 2006 to
March 31, 2006	—	—	—	3,310,014

Total	—	$—	—	3,310,014

(1)	The Company’s only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 21,956,264 shares have been authorized for repurchase.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Washington Federal, Inc. was held on January 18, 2006. The two items voted upon by shareholders included the election of three directors for a three-year term and one

PART II – Other Information

director for a one-year term, and the ratification of the appointment of Deloitte & Touche LLP as the independent registered public accountants for fiscal year 2006. The results of the voting were as follows:

	Votes Cast		Votes	Total
	For	Against	Withheld	Votes Cast
Election of Directors
John F. Clearman — 3-year term	74,164,935	—	299,481	74,464,416
H. Dennis Halvorson — 3-year term	74,204,480	—	259,936	74,464,416
Roy M. Whitehead— 3-year term	73,934,023	—	530,393	74,464,416
Thomas J. Kelley — 1-year term	74,101,991	—	362,425	74,464,416

Ratify appointment of Deloitte & Touche LLP	74,190,861	136,291	137,264	74,464,416

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibits

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 28, 2006	/s/ Roy M. Whitehead
ROY M. WHITEHEAD
Vice Chairman, President and Chief Executive Officer

April 28, 2006	/s/ Brent J. Beardall
BRENT J. BEARDALL
Senior Vice President and Chief Financial Officer