Form 10-K/A
period 2005-09-30
WASHINGTON FEDERAL INC
filed 2006-06-30
CIK 936528

FORM 10-K/A

Amendment No.1

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

Common Stock, $1.00 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in a definitive proxy or information statement incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

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

Number of shares of Common Stock outstanding as of November 1, 2005: 86,952,413

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of Form 10-K/A into which the document is incorporated:

(1) Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2005, are incorporated into Part II, Item 9A of this Form 10-K/A.

EXPLANATORY NOTE

This abbreviated amendment on Form 10-K/A (this “Amendment”) amends the Company’s Annual Report on Form 10-K for the year ended September 30, 2005 (the “Original Filing”) by amending Item 9A to include the attestation report on management’s assessment of the Company’s internal control over financial reporting issued by the Company’s Independent Registered Public Accounting Firm which was inadvertently omitted from the Original Filing.

In the Original Filing, the Report of the Independent Registered Public Accounting Firm contained a reference to a separate report and stated that the report expressed an unqualified opinion on management’s assessment of the Company’s internal control over financial reporting. With this Amendment, that separate report is included in Item 9A.

Except as described above, this Amendment does not revise, update or in any way affect any information or disclosures contained in the Original Filing.

Part II

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

The Management’s Annual Report on Internal Control over Financial Reporting is incorporated by reference on page 33 of the Annual Report. The attestation report on management’s assessment of the Company’s internal control over financial reporting issued by the Company’s Registered Public Accounting Firm required herein is below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Washington Federal, Inc.

Seattle, Washington

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Washington Federal, Inc. and subsidiaries (the ”Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2005, of the Company, and our report dated November 4, 2005, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Seattle, Washington

November 4, 2005

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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of September 30, 2005 and 2004

Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2005

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended September 30, 2005

Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2005

(a)(2) There are no financial statement schedules filed herewith.

(a)(3) The following exhibits are filed as part of this report:

No.	Exhibit	Page/ Footnote
3.1	Articles of Incorporation of the Company	(1)

3.2	Bylaws of the Company	(1)

4	Specimen Common Stock Certificate	(1)

10.1	1987 Stock Option and Stock Appreciation Rights Plan*	(1)

10.2	1994 Stock Option and Stock Appreciation Rights Plan*	(1)

10.3	2001 Long-Term Incentive Plan*	(2)

10.4	Form of award agreement for restricted stock for 2001 Long Term Incentive Plan *	(3)

10.5	Form of award agreement for stock options for all plans*	(3)

13	Annual Report to Stockholders	(3)

21	Subsidiaries of the Company – Reference is made to Item 1, “Business – Subsidiaries” for the required information 7	(3)

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002	(3)

*	Management contract or compensation plan
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 8-B filed with the SEC on January 26, 1995.
(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 23, 2003.
(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on November 8, 2005.
(c)	See (a)(3) above for all exhibits filed herewith and the Exhibit Index.
(d)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON FEDERAL, INC.

June 29, 2006	By:	/s/ Brent J. Beardall
Brent J. Beardall, Senior Vice President
and Chief Financial Officer