Form 10-Q
period 2006-06-30
WASHINGTON FEDERAL INC
filed 2006-08-01
CIK 936528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at July 31, 2006
Common stock, $1.00 par value	87,258,408

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I

Item 1.	Financial Statements (Unaudited)

The Condensed Consolidated Financial Statements of Washington Federal, Inc. and Subsidiaries filed as a part of the report are as follows:

	Consolidated Statements of Financial Condition as of June 30, 2006 and September 30, 2005	Page 3

	Consolidated Statements of Operations for the quarter and nine months ended June 30, 2006 and 2005	Page 4

	Consolidated Statements of Cash Flows for the nine months ended June 30, 2006 and 2005	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 15

Item 4.	Controls and Procedures	Page 16

PART II

Item 1.	Legal Proceedings	Page 17

Item 1A.	Risk Factors	Page 17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 17

Item 3.	Defaults Upon Senior Securities	Page 17

Item 4.	Submission of Matters to a Vote of Security Holders	Page 17

Item 5.	Other Information	Page 18

Item 6.	Exhibits	Page 18

	Signatures	Page 19

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	June 30, 2006	September 30, 2005
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$65,741	$637,791
Available-for-sale securities, including encumbered securities of $625,138 and $571,462, at fair value	1,423,234	1,077,856
Held-to-maturity securities, including encumbered securities of $134,149 and $68,759, at amortized cost	190,283	212,479
Loans receivable, net	6,815,713	6,008,932
Interest receivable	39,396	34,048
Premises and equipment, net	64,074	63,287
Real estate held for sale	4,921	5,631
FHLB stock	129,453	129,453
Intangible assets, net	56,491	57,259
Other assets	13,829	7,714

	$8,803,135	$8,234,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Savings and demand accounts	$5,255,882	$5,002,172
Repurchase agreements with customers	28,077	29,333

	5,283,959	5,031,505
FHLB advances	1,500,000	1,230,000
Other borrowings	700,000	655,000
Advance payments by borrowers for taxes and insurance	17,637	27,533
Federal and state income taxes	28,655	44,617
Accrued expenses and other liabilities	53,659	58,487

	7,583,910	7,047,142
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 104,404,861 and 104,140,966 shares issued; 87,255,600 and 86,933,294 shares outstanding	104,405	104,141
Paid-in capital	1,244,133	1,240,310
Accumulated other comprehensive loss, net of taxes	(29,877)	(704)
Treasury stock, at cost; 17,149,261 and 17,207,672 shares	(205,178)	(205,874)
Retained earnings	105,742	49,435

	1,219,225	1,187,308

	$8,803,135	$8,234,450

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
INTEREST INCOME
Loans	$112,325	$94,206	$321,004	$271,412
Mortgage-backed securities	17,312	12,244	47,405	48,646
Investment securities and cash equivalents	5,245	7,552	19,694	23,667

	134,882	114,002	388,103	343,725
INTEREST EXPENSE
Customer accounts	47,236	30,593	127,544	81,107
FHLB advances and other borrowings	24,040	20,655	67,415	57,850

	71,276	51,248	194,959	138,957

Net interest income	63,606	62,754	193,144	204,768
Provision for (reversal of ) loan losses	100	(134)	185	(134)

Net interest income after provision for loan losses	63,506	62,888	192,959	204,902
OTHER INCOME
Loss on securities, net	—	(121)	—	(3,534)
Other	4,002	2,687	10,798	8,948

	4,002	2,566	10,798	5,414
OTHER EXPENSE
Compensation and fringe benefits	9,841	8,694	27,115	25,761
Occupancy	2,030	1,912	5,959	6,872
Other	3,065	3,572	10,365	10,112
Deferred loan origination costs	(1,140)	(1,409)	(3,457)	(4,035)

	13,796	12,769	39,982	38,710
Gain on real estate acquired through foreclosure, net	39	464	184	1,263

Income before income taxes	53,751	53,149	163,959	172,869
Income taxes	18,414	18,868	56,136	61,369

NET INCOME	$35,337	$34,281	$107,823	$111,500

PER SHARE DATA
Basic earnings	$0.41	$0.40	$1.24	$1.29
Diluted earnings	.40	.39	1.23	1.28
Cash dividends	.205	.20	.605	.58
Weighted average number of shares outstanding, including dilutive stock options	87,502,860	87,464,631	87,428,766	87,455,443

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30, 2006	June 30, 2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$107,823	$111,500
Adjustments to reconcile net income to net cash provided by operating activities
Amortization (accretion) of fees, discounts, and premiums, net	3,480	(7,524)
Amortization of intangible assets	768	917
Depreciation	2,080	3,205
Stock option compensation expense	1,245	—
Provision for (reversal of) loan losses	185	(134)
Loss (gain) on investment securities and real estate held for sale, net	(184)	2,271
Increase in accrued interest receivable	(5,348)	(3,498)
Increase (decrease) in income taxes payable	989	(14,629)
FHLB stock dividends	—	(1,221)
Increase in other assets	(6,115)	(29,047)
Increase (decrease) in accrued expenses and other liabilities	(4,828)	38,438

Net cash provided by operating activities	100,095	100,278
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated
Single-family residential loans	(799,450)	(855,400)
Construction loans	(550,368)	(519,325)
Land loans	(333,321)	(269,549)
Multi-family loans	(106,222)	(98,988)

	(1,789,361)	(1,743,262)
Savings account loans originated	(1,639)	(906)
Loan principal repayments	1,302,514	1,258,942
Increase in undisbursed loans in process	27,819	57,615
Loans purchased	(348,856)	(256,162)
FHLB stock repurchase	—	(47,166)
FHLB stock redemption	—	56,208
Available-for-sale securities purchased	(518,386)	(585,731)
Repurchase agreement maturity	—	200,000
Principal payments and maturities of available-for-sale securities	125,259	160,535
Available-for-sale securities sold	—	127,544
Principal payments and maturities of held-to-maturity securities	22,382	18,137
Proceeds from sales of real estate held for sale	1,602	5,715
Premises and equipment purchased, net	(2,867)	(2,480)

Net cash used by investing activities	(1,181,533)	(751,011)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts	252,454	198,327
Net increase in borrowings	315,000	500,000
Proceeds from exercise of common stock options	3,306	2,305
Dividends paid	(52,820)	(50,366)
Proceeds from Employee Stock Ownership Plan	1,344	947
Decrease in advance payments by borrowers for taxes and insurance	(9,896)	(9,141)

Net cash provided by financing activities	509,388	642,072
Decrease in cash and cash equivalents	(572,050)	(8,661)
Cash and cash equivalents at beginning of period	637,791	508,361

Cash and cash equivalents at end of period	$65,741	$499,700

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$708	$1,367
Cash paid during the period for
Interest	194,564	135,956
Income taxes	55,859	76,543

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005

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

NOTE B – Dividends

On July 14, 2006 the Company paid its 94th consecutive quarterly cash dividend. Dividends per share amounted to 20.5 cents for the quarter ended June 30, 2006 compared with 20 cents for the same period one year ago.

NOTE C – Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities. Total comprehensive income for the quarters ended June 30, 2006 and 2005 totaled $20,328,000 and $40,946,000, respectively. Total comprehensive income for the nine months ended June 30, 2006 and 2005 totaled $78,650,000 and $100,896,000, respectively. The difference between the Company’s net income and total comprehensive income for the nine months ended June 30, 2006 equals the change in the net unrealized gain or loss on available-for-sale securities of $46,124,000. Net of tax of $16,951,000 , the change was $29,173,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

NOTE D – Allowance for Losses on Loans

The following table summarizes the activity in the allowance for loan losses for the quarter and nine months ended June 30, 2006 and 2005:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Balance at beginning of period	$24,810	$24,994	$24,756	$25,140
Provision for (reversal of) loan losses	100	(134)	185	(134)
Charge-offs	—	—	(31)	(146)
Recoveries	—	8	—	8

Balance at end of period	$24,910	$24,868	$24,910	$24,868

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

The Company adopted SFAS 123R using the Modified Prospective Application Method. Under this method SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered. The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date estimated fair value of those awards as calculated under the pro forma disclosure provisions of SFAS 123.

The fair value of options granted under the Company’s stock option plans is estimated on the date of grant using the Black-Scholes option-pricing model. See Note A and Note L in the 2005 Form 10-K where the Company’s three stock-option employee compensation plans, as well as the weighted-average assumptions utilized in the Black-Scholes model, are more fully described.

Total compensation cost for stock options recognized for the quarter and nine months ended June 30, 2006 was approximately $436,000 and $1,245,000, respectively.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q includes certain “forward-looking statements,” as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. Actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding the Company’s intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to: general economic conditions; legislative and regulatory changes; monetary fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; cost of funds; demand for loan products; demand for financial services; competition; changes in the quality or composition of the Company’s loan and investment portfolios; changes in accounting principles; policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

GENERAL

Washington Federal, Inc. (“Company”) is a savings and loan holding company. The Company’s primary operating subsidiary is Washington Federal Savings.

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate and hold for investment fixed-rate single-family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At June 30, 2006, the Company had a negative one-year maturity gap of approximately 34% of total assets, compared to a 26% negative one-year maturity gap as of September 30, 2005. The increase in interest rate risk is the result of the Company investing its short-term assets into longer-term assets over the course of the nine months, as well as a general shift in deposits to shorter-term maturities over the same period.

The interest rate spread decreased to 2.31% at June 30, 2006 from 2.54% at September 30, 2005. The spread decreased primarily because weighted average rates on customer accounts increased by 84 basis points since September 30, 2005, however this was partially offset by an increase in the weighted average rates on earning assets of 39 basis points over the same period. As of June 30, 2006, the Company had grown total assets by $568,685,000, or 6.9%, from $8,234,450,000 at September 30, 2005 to fund loan growth. Cash and cash equivalents decreased $572,050,000, or 90%, during the nine months ended June 30, 2006. Loans and mortgage-backed securities increased $1,075,811,000, or 15.2%, to $8,160,085,000 during the nine months

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ended June 30, 2006 as the Company grew long-term assets to partially offset the impact of increasing deposit costs. Long-term borrowings increased $315,000,000 during the nine months ended June 30, 2006 as the Company replaced $185,000,000 of borrowings held at September 30, 2005 with a weighted average rate of 5.09% with $500,000,000 of borrowings with a weighted average rate of 4.68%. Stockholders’ equity of $1,219,225,000 provides management with flexibility in managing interest rate risk.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net worth at June 30 2006 was $1,219,225,000, or 13.85% of total assets. This was an increase of $31,917,000 from September 30, 2005 when net worth was $1,187,308,000, or 14.42% of total assets. The increase in the Company’s net worth included $107,823,000 from net income. Net worth was reduced by $52,820,000 of cash dividend payments and a $29,173,000 increase in accumulated other comprehensive loss as a result of the decrease in market value of the Company’s available-for-sale investments.

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

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $345,378,000, or 32.0%, during the nine months ended June 30, 2006. For the nine months ended June 30, 2006 the Company purchased $518,386,000 of available-for-sale investment securities. During the same period there were no sales of available-for-sale securities nor were there any purchases or sales of held-to-maturity securities. As of June 30, 2006, the Company had net unrealized losses on available-for-sale securities of $29,877,000, net of tax, which were recorded as part of stockholders’ equity.

Loans receivable: During the nine months ended June 30, 2006, the balance of loans receivable increased 13.4% to $6,815,713,000 compared to $6,008,932,000 at September 30, 2005. This growth was consistent with Management’s strategy to grow the loan portfolio to offset rising deposit costs. Permanent single-family residential loans as a percentage of total loans increased to 70.5% at June 30, 2006 compared to 70.2% at September 30, 2005. The aggregate of construction and land loans (gross of loans in process) as a percentage of total loans increased to 22.5% at June 30, 2006 compared to 22.2% at September 30, 2005.

Non-performing assets: Non-performing assets decreased 15.0% during the nine months ended June 30, 2006 to $6,243,000 from $7,344,000 at September 30, 2005. Non-performing assets as a percentage of total assets was .07% at June 30, 2006 as compared to .09% at September 30, 2005.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Company at the dates indicated.

	June 30, 2006	September 30, 2005
	(In thousands)
Restructured loans (1)	$295	$573
Nonaccrual loans:
Single-family residential	4,727	5,765
Construction	550	—
Land	19	403
Multi-family	445	420

Total nonaccrual loans (2)	5,741	6,588
Total REO (3)	502	756

Total non-performing assets	$6,243	$7,344

Total non-performing assets and restructured loans	$6,538	$7,917

Total non-performing assets and restructured loans as a percentage of total assets	0.07%	0.09%

(1)	Performing in accordance with restructured terms.

(2)	The Company recognized interest income on nonaccrual loans of approximately $170,000 in the quarter ended June 30, 2006. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $366,000 for the quarter ended June 30, 2006.

In addition to the nonaccrual loans reflected in the above table, at June 30, 2006, the Company had $24,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed nonperforming, the Company’s ratio of total nonperforming assets and restructured loans as a percent of total assets would have remained at .07% at June 30, 2006.

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

	June 30, 2006		September 30, 2005
	Amount	Loans to Total Loans [1]	Amount	Loans to Total Loans [1]
	(In thousands)
Real estate:
Single-family residential	$8,571	70.5%	$8,643	70.2%
Multi-family	5,158	7.0	5,776	7.6
Land	4,517	7.4	3,360	6.7
Construction	6,664	15.1	6,977	15.5

	$24,910	100.0%	$24,756	100.0%

[1]	The percentage is based on gross loans before allowance for loan losses, loans in process and deferred loan origination costs.

Customer accounts: Customer accounts increased $252,454,000, or 5.0%, to $5,283,959,000 at June 30, 2006 compared with $5,031,505,000 at September 30, 2005.

FHLB advances and other borrowings: Total borrowings increased $315,000,000, or 16.7%, to $2,200,000,000 at June 30, 2006 compared with $1,885,000,000 at September 30, 2005. See Interest Rate Risk on page 8.

RESULTS OF OPERATIONS

Net Income: The quarter ended June 30, 2006 produced net income of $35,337,000 compared to $34,281,000 for the same quarter one year ago, a 3.1% increase. Net income for the nine months ended June 30, 2006 was $107,823,000 compared to $111,500,000 for the nine months ended June 30, 2005, a 3.3% decrease. Net income decreased primarily as a result of a $7.9 million (after tax) increase in net income recorded in the quarter ended March 31, 2005 which resulted from the Company’s correction of its hedge accounting. See Note A in the 2005 Form 10-K and Note A in the March 31, 2005 Form 10-Q for additional information related to the correction of the Company’s hedge accounting.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rate / Volume Analysis:

	Comparison of Quarters Ended 6/30/06 and 6/30/05			Comparison of Nine Months Ended 6/30/06 and 6/30/05
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income:
Loan portfolio	$17,258	$861	$18,119	$48,372	$1,220	$49,592
Mortgaged-backed securities	4,810	258	5,068	16,954	(18,195)	(1,241)
Investments(1)	(4,108)	1,801	(2,307)	(10,551)	6,578	(3,973)

All interest-earning assets	17,960	2,920	20,880	54,775	(10,397)	44,378

Interest expense:
Customer accounts	3,604	13,039	16,643	8,776	37,661	46,437
FHLB advances and other borrowings	4,289	(904)	3,385	12,868	(3,303)	9,565

All interest-bearing liabilities	7,893	12,135	20,028	21,644	34,358	56,002

Change in net interest income	$10,067	$(9,215)	$852	$33,131	$(44,755)	$(11,624)

(1)	Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Loan Losses: The Company recorded a $100,000 provision for loan losses during the quarter ended June 30, 2006, while the same quarter one year ago saw a $134,000 reversal of the provision for loan losses. Nonperforming assets amounted to $6,243,000 or .07% of total assets at June 30, 2006 compared to $7,975,000 or .10% of total assets one year ago. Delinquencies on permanent loans decreased from $14,600,000 at June 30, 2005 to $11,700,000 at June 30, 2006. The Company had no net charge-offs for the quarter ended June 30, 2006 compared with $8,000 of net recoveries for the quarter ended June 30, 2005. The balance of loans receivable increased 13.4% to $6,815,713,000 at June 30, 2006 compared to $6,008,932,000 at September 30, 2005, which offset the positive credit trends discussed above.

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	Quarter Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Beginning balance	$24,810	$24,994	$24,756	$25,140
Charge-offs:
Real Estate:
Single-family residential	—	—	31	132
Multi-family	—	—	—	14
Land	—	—	—	—
Construction	—	—	—	—

	—	—	31	146
Recoveries:
Real Estate:
Single-family residential	—	8	—	8
Multi-family	—	—	—	—
Land	—	—	—	—
Construction	—	—	—	—

	—	8	—	8
Net charge-offs (recoveries)	—	(8)	31	138
Provision (reversal of reserve) for loan losses	100	(134)	185	(134)

Ending balance	$24,910	$24,868	$24,910	$24,868

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.00%

Other Income: The quarter ended June 30, 2006 produced total other income of $4,002,000 compared to $2,566,000 for the same quarter one year ago, a 56.0% increase, due to a gain on the sale of real estate. Total other income for the nine months ended June 30, 2006 was $10,798,000 compared to $5,414,000 for the nine months ended June 30, 2005, a 99.4% increase. Total other income for the nine months ended June 30, 2006

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

included a $2,285,000 gain on the sale of real estate. Total other income for the nine months ended June 30, 2005 included a $4,110,000 loss due to the recognition of an other than temporary impairment charge on Freddie Mac and Fannie Mae preferred stock held in the available-for-sale portfolio. This loss was partially offset by net gains from the sale of available-for-sale securities of $576,000 for the nine months ended June 30, 2005.

Other Expense: The quarter ended June 30, 2006 produced total other expense of $13,796,000 compared to $12,769,000 for the same quarter one year ago, an 8.0% increase. Total other expense for the nine months ended June 30, 2006 was $39,982,000 compared to $38,710,000 for the nine months ended June 30, 2005, a 3.3% increase. The increase in other expense for the quarter and nine months ended June 30, 2006 versus the same periods one year ago is due to two factors: 1) effective April 1, 2006 the Company adopted a new bonus plan for all employees that resulted in an increase in bonus compensation expense of $523,000 over the quarter ended June 30, 2005, and 2) effective October 1, 2005, the Company adopted SFAS 123R (see related discussion under Note E above). Total compensation cost for stock options recognized for the quarter and nine months ended June 30, 2006 was approximately $436,000 and $1,245,000, respectively. Total other expense for the quarter and nine months ended June 30, 2006 equaled .64% and .63%, respectively, of average assets, compared to .66% and .68%, respectively, for the same period one year ago. The number of staff, including part-time employees on a full-time equivalent basis, was 761 at June 30, 2006 and 766 at June 30, 2005.

Taxes: Income taxes decreased $454,000, or 2.4%, and $5,233,000, or 8.5%, for the quarter and nine months ended June 30, 2006 when compared to the same periods one year ago. During the nine months ended June 30, 2006, the Company settled a claim with the Internal Revenue Service over the deductibility of supervisory goodwill that resulted in a reduction of income tax expense. As a result, the effective tax rate for the quarter and nine months ended June 30, 2006 decreased to 34.20% from 35.50% for the same periods one year ago. The Company expects a 35.50% effective tax rate going forward for the remainder of the fiscal year.

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

The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2006 to April 30, 2006	—	$—	—	3,310,014
May 1, 2006 to May 31, 2006	—	—	—	3,310,014
June 1, 2006 to June 30, 2006	—	—	—	3,310,014

Total	—	$—	—	3,310,014

(1)	The Company’s only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 21,956,264 shares have been authorized for repurchase.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART II - Other Information

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibits

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 31, 2006	/s/ Roy M. Whitehead
ROY M. WHITEHEAD
Vice Chairman, President and Chief Executive Officer

July 31, 2006	/s/ Brent J. Beardall
BRENT J. BEARDALL
Senior Vice President and Chief Financial Officer