Form 10-K
period 2006-09-30
WASHINGTON FEDERAL INC
filed 2006-11-22
CIK 936528

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of November 21, 2006, the aggregate market value of the 86,218,437 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 1,152,543 shares held by all directors and executive officers of the Registrant as a group, was $2,024,408,901. This figure is based on the closing sale price of $23.48 per share of the Registrant’s Common Stock on November 21, 2006, as reported in The Wall Street Journal on November 22, 2006.

Number of shares of Common Stock outstanding as of November 21, 2006: 87,370,980

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1) Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2006, are incorporated into Part II, Items 5-8 of this Form 10-K.

(2) Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 25, 2007 are incorporated into Part III, Items 10-14 of this Form 10-K.

PART I

In addition to historical information, this Annual Report on Form 10-K includes certain “forward-looking statements,” as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. Actual results could differ materially from those management expects. Such forward-looking statements include statements regarding Washington Federal’s intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to: general economic conditions; legislative and regulatory changes; monetary fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; cost of funds; demand for loan products; demand for financial services; competition; changes in the quality or composition of the Company’s loan and investment portfolios; changes in accounting principles; policies or guidelines and other economic; competitive; governmental and technological factors affecting Washington Federal’s operations, markets, products services and fees. Washington Federal undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

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

The Company’s fiscal year end is September 30th. All references to 2006, 2005 and 2004 represent balances as of September 30, 2006, September 30, 2005 and September 30, 2004, or activity for the fiscal years then ended, respectively.

The business of Washington Federal consists primarily of attracting savings deposits from the general public and investing these funds in loans secured by first lien mortgages on single-family dwellings, including loans for the construction of such dwellings, and loans on multi-family dwellings. It also originates other types of loans for its portfolio and invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations. Washington Federal has 123 full service branches located in Washington, Oregon, Idaho, Arizona, Utah, Nevada and Texas. During 2006, Washington Federal opened one new office in Medford, Oregon. Through its subsidiaries, the Company is engaged in real estate investment and insurance brokerage activities.

The principal sources of funds for the Company’s activities are retained earnings, loan repayments (including prepayments), net deposit inflows, repayments and sales of investments and borrowings. Washington Federal’s principal sources of revenue are interest on loans, interest and dividends on investments and gains on sale of investments and real estate. Its principal expenses are interest paid on deposits, general and administrative expenses, interest on borrowings and income taxes.

The Company’s growth has been generated both internally and as a result of 12 mergers and three assumptions of deposits. The most recent acquisition was completed in August 2003 when the Company purchased United Savings and Loan Bank. On October 10, 2006, Washington Federal and First Federal Banc of the Southwest, Inc. (“First Federal”) entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) pursuant to which First Federal will merge with and into the Company (the “Merger”). First Federal is the holding company for First Federal Bank, a federal savings bank headquartered in Roswell, New Mexico. Following the Merger, First Federal Bank will merge with and into Washington Federal Savings. Under the terms of the Merger Agreement, shareholders of First Federal will receive $24.14 in cash for each share of First Federal common stock they own. The aggregate consideration to be paid in connection with the Merger is $99.0 million for the shares of common stock and vested employee stock options outstanding immediately prior to the effective time of the Merger. The Merger is expected to close in the first calendar quarter of 2007, pending the receipt of all requisite regulatory approvals and the approval of First Federal’s shareholders.

The Company is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the Federal Deposit Insurance Corporation (“FDIC”), which insures its deposits up to applicable limits. Such regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the deposits and the Deposit Insurance Fund (“DIF”) administered by the FDIC. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or the U.S. Congress, could have a significant impact on the Company and its operations. See “Regulation.”

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time frame if it will mature or reprice within that period of time. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets estimated to mature or reprice within a specific time frame and the amount of interest-bearing liabilities estimated to mature or reprice within that same period of time. In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in the cost of its interest-bearing liabilities than it would in the yield on its interest-earning assets, thus producing a decline in its net interest income. Conversely, in a declining rate environment, an institution with a negative gap would generally be expected to experience a lesser reduction in the yield on its interest-earning assets than it would in the cost of its interest-bearing liabilities, thus producing an increase in its net interest income. At September 30, 2006, the Company had a negative one-year gap of 33.7%, as compared to a negative one-year gap of 25.8% at September 30, 2005.

The Company relies, in part, on external financing to fund its operations and the unavailability of such funds in the future could adversely impact its growth and prospects. The Company relies on deposits (primarily certificates of deposit), advances from the Federal Home Loan Bank of Seattle and other borrowings to fund its operations. Management has historically been able to replace maturing deposits if desired; however the Company may not be able to replace such funds at any given point in time if its financial condition or market conditions were to change.

Although the Company considers such sources of funds adequate for its liquidity needs, it may seek additional debt in the future to achieve its long-term business objectives. Such borrowings, if sought, may not be available to the Company or, if available, may not be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, the Company’s growth and future prospects could be adversely impacted.

Washington Federal Savings’ ability to pay dividends is subject to regulatory limitations which, to the extent the Company requires such dividends in the future, may affect Washington Federal’s ability to pay dividends. Washington Federal is a separate legal entity from its subsidiary, Washington Federal Savings, and does not have significant operations of its own. The availability of dividends from Washington Federal Savings is limited by various statutes and regulations. It is possible, depending upon the financial condition of Washington Federal Savings and other factors, that the OTS, Washington Federal Savings’ primary regulator, could assert that payment of dividends or other payments may result in an unsafe or unsound practice. In the event Washington Federal Savings is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from Washington Federal Savings could adversely affect the Company’s financial condition, results of operations and prospects.

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

The Company’s business is subject to various lending and other economic risks that could adversely impact its operating results and financial condition. Changes in economic conditions, particularly an economic slowdown in the Pacific Northwest, could hurt business. The Company’s business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond its control. Investments in U.S. government sponsored entities, such as Fannie Mae and Freddie Mac, may decline in value based on legislative or regulatory changes. A deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on the Company’s business:

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for its products and services may decline;

•	Collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with its loans; and

•	Investments in mortgage-backed securities may decline in value as a result of the diminution of the value of the underlying real estate collateral.

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

The Company may suffer losses in its loan portfolio despite its underwriting practices. The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. These practices often include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections; valuation of collateral; and verification of liquid assets. Although the Company believes that its underwriting criteria are appropriate for the various kinds of loans it makes, it may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves in the allowance for loan losses.

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

The Company faces strong competition from other financial institutions, offering services similar to those offered by it, which could hurt business. Many competitors offer the types of loans and deposit services that the Company offers. These competitors include other savings associations, other community banks, credit unions and other financial intermediaries. In particular, the Company’s competitors include national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Increased competition within the Company’s market area may result in reduced loan originations and deposits. Ultimately, the Company may not be able to compete as successfully against current and future competitors.

Average Statements of Financial Condition

	Year Ended September 30,
	2004			2005			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)
Assets
Loans (1)	$4,912,166	$330,967	6.74%	$5,531,687	$369,023	6.67%	$6,516,723	$439,338	6.74%
Mortgage-backed securities	632,095	48,554	7.68	867,348	61,459	7.09	1,232,912	66,938	5.43
Investment securities (2)	1,475,807	28,338	1.92	971,553	31,032	3.19	496,361	23,607	4.76
FHLB stock	142,986	5,913	4.13	102,616	387.38		129,453	0	—

Total interest-earning assets	7,163,054	413,772	5.78	7,473,204	461,901	6.18	8,375,449	529,883	6.33
Other assets	258,543			223,881			195,679

Total assets	$7,421,597			$7,697,085			$8,571,128

Liabilities and Stockholders’ Equity
Checking accounts	$198,071	1,199.61%		$201,908	1,342.66%		$221,317	2,498	1.13%
Passbook and statement accounts	227,805	1,703.75		209,340	1,985.95		176,047	2,187	1.24
Insured money market accounts	970,580	8,185.84		919,551	15,154	1.65	828,789	21,788	2.63
Certificate accounts (time deposits)	3,121,161	74,155	2.38	3,320,582	96,677	2.91	3,892,353	152,276	3.91
Repurchase agreements with customers	48,515	858	1.77	35,131	668	1.90	29,284	856	2.92
FHLB advances	1,539,594	80,258	5.21	1,206,267	62,049	5.14	1,410,169	68,119	4.83
Securities sold under agreements to repurchase	100,000	3,395	3.40	458,082	17,381	3.79	630,411	24,516	3.89
Federal funds purchased	—	—	—	288	4	1.39	20,863	1,121	5.37

Total interest-bearing liabilities	6,205,726	169,753	2.74	6,351,149	195,260	3.07	7,209,233	273,361	3.79
Other liabilities	128,131			191,070			145,720

Total liabilities	6,333,857			6,542,219			7,354,953
Stockholders’ equity	1,087,740			1,154,866			1,216,175

Total liabilities and stockholders’ equity	$7,421,597			$7,697,085			$8,571,128

Net interest income/Interest rate spread		$244,019	3.04%		$266,641	3.11%		$256,522	2.54%

Net interest margin (3)			3.41%			3.57%			3.06%

(1)	The average balance of loans includes nonaccruing loans, interest on which is recognized on a cash basis. It also includes net accretion of deferred loan fees and costs of $18.3 million, $21.0 million and $20.6 million for years 2004, 2005 and 2006, respectively.

(2)	Includes cash equivalents and repurchase agreements.

(3)	Net interest income divided by average interest-earning assets.

Lending Activities

General. The Company’s net portfolio of loans totaled $7.1 billion at September 30, 2006, representing approximately 78% of its total assets. The Company concentrates its lending activities on the origination of conventional mortgage loans, which are loans that are neither insured nor guaranteed by agencies of the United States government.

Washington Federal has historically concentrated its lending activity on the origination of long-term fixed-rate single-family first lien mortgage loans, single-family adjustable-rate construction loans, adjustable-rate land development loans and fixed-rate multi-family loans.

The following table sets forth the composition of the Company’s gross loan portfolio, by loan type, as of September 30 for the years indicated.

	2002		2003		2004		2005		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands)
Loans secured by real estate:
Single-family residential	$4,145,122	77.5%	$3,851,720	74.3%	$3,982,632	71.2%	$4,630,411	70.2%	$5,416,501	70.3%
Multi-family	441,648	8.3	479,129	9.2	467,354	8.4	501,824	7.6	527,719	6.9
Land (1)	179,936	3.4	217,214	4.2	297,350	5.3	438,621	6.7	616,798	8.0
Construction (2)	574,866	10.8	639,058	12.3	845,260	15.1	1,021,419	15.5	1,140,375	14.8

GROSS LOANS	$5,341,572	100.0%	$5,187,121	100.0%	$5,592,596	100.0%	$6,592,275	100.0%	$7,701,393	100.0%
Less LIP, Allowance and net def. costs & fees	(293,608)		(369,613)		(499,153)		(583,343)		(622,950)

NET LOANS	$5,047,964		$4,817,508		$5,093,443		$6,008,932		$7,078,443

(1)	Represents loans to builders / intended occupants for the purpose of financing the acquisition and development of single-family residences.

(2)	Represents loans to builders / intended occupants for the purpose of financing the construction of single-family or multi-family residences.

The following table summarizes the scheduled contractual gross loan maturities for the Company’s total loan portfolio due for the periods indicated as of September 30, 2006. Amounts are presented prior to deduction of discounts, premiums, loans in process, deferred net loan origination fees and allowance for loan losses. Adjustable-rate loans are shown in the period in which loan principal payments are contractually due.

Contractual Maturities:

	Total	Less than 1 Year	1 to 5 Years	After 5 Years
	(In thousands)
Single-family residential	$5,416,501	$47,453	$140,280	$5,228,768
Multi-family	527,719	61,467	303,369	162,883
Land	616,798	447,662	23,241	145,895
Construction	1,140,375	752,376	23,120	364,879

	$7,701,393	$1,308,958	$490,010	$5,902,425
Loans maturing after one year:
Adjustable-rate	$388,870
Fixed-rate	6,003,565

Total	$6,392,435

The original contractual loan payment period for residential loans originated by the Company normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans remain outstanding an average of less than seven years.

Lending Programs and Policies. The Company specializes in residential real estate lending. The Company offers ‘balloon’ payment loans, which are amortized on a 20- or 30-year basis, but which have a maturity date for the principal balance of a much shorter period. The Company also provides land acquisition and development loans (“land development loans”) and construction loans for single-family and multi-family residences. The interest rate on these loans generally adjusts every 90 days in accordance with a designated index. Land development, permanent land and construction loans amounted to $1.8 billion, or 23% of the Company’s gross loan portfolio at September 30, 2006. The Company offers a multi-family (five or more dwelling units) lending program with underwriting guidelines, including a $5.0 million limit on any one loan.

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

Construction lending is generally considered to involve a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers, as well as the effects of general economic conditions on real estate developers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. These loans are generally more difficult to evaluate and monitor.

The Company continues to originate medium- and long-term permanent fixed-rate loans, but in most instances under terms, conditions and documentation that permit sale in the secondary market. Moreover, since 1973, it has been the Company’s general policy to include in the documentation evidencing its conventional mortgage loans a due-on-sale clause, which facilitates adjustment of interest rates on such loans when the property securing the loan is sold or transferred. At September 30, 2006, $5.4 billion, or 70% of the Company’s gross loan portfolio, was represented by medium- and long-term fixed-rate loans secured by single-family residences.

All of the Company’s mortgage lending is subject to written, nondiscriminatory underwriting standards, loan origination procedures and lending policies prescribed by the Company’s Board of Directors. Property valuations are required on all real estate loans. Appraisals are prepared by independent appraisers approved by the Company’s management, and reviewed by the Company’s staff. Property evaluations are sometimes utilized on single-family real estate loans of $250,000 or less and are prepared by the Company’s staff. Detailed loan applications are obtained to determine the borrower’s ability to repay and the more significant items on these applications are verified through the use of credit reports, financial statements or written confirmations. Depending on the size of the loan involved, a varying number of officers of the Company must approve the application before the loan can be granted.

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

When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, Washington Federal considers the additional risk inherent with these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total balance for loans with loan-to-value ratios exceeding 80% at September 30, 2006, was $507 million, with allocated reserves of $1.0 million.

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

The Company’s permanent land loans are generally made on improved land, with the intent of building a primary or secondary residence. These loans are limited to 80% or less of the appraised value of the property, up to a maximum loan amount of $350,000. Permanent land loans amounted to $149 million or 1.9% of the gross loan portfolio, as of September 30, 2006.

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

Origination and Purchase of Loans. The Company has general authority to lend anywhere in the United States; however, the primary lending areas are within the states of Washington, Oregon, Idaho, Arizona, Utah, Nevada and Texas.

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

The Company also purchases loans and mortgage-backed securities when lending rates and mortgage volume for new loan originations in its market area do not fulfill its needs. The table below shows total loan origination, purchase and repayment activities of the Company for the years indicated.

	2002	2003	2004	2005	2006
	(In thousands)
Loans originated (1):
Construction	$363,420	$487,692	$580,882	$716,569	$704,314
Land	87,212	163,533	244,048	358,863	458,538
Single-family residential	851,279	1,059,450	1,108,216	1,209,555	1,103,999
Multi-family	128,923	156,437	137,838	151,839	135,496

Total loans originated	1,430,834	1,867,112	2,070,984	2,436,826	2,402,347
Loans purchased (2)	60,874	594,030	31,911	331,456	399,766
Loan principal repayments	(1,823,281)	(2,604,297)	(1,693,142)	(1,769,058)	(1,694,530)
Net change in loans in process, discounts, etc.	(8,568)	(87,301)	(133,818)	(83,735)	(38,072)

Net loan activity increase (decrease)	$(340,141)	$(230,456)	$275,935	$915,489	$1,069,511

Begining balance	$5,388,105	$5,047,964	$4,817,508	$5,093,443	$6,008,932
Ending balance	$5,047,964	$4,817,508	$5,093,443	$6,008,932	$7,078,443

(1)	Includes undisbursed loan in process and does not include savings account loans, which were not material during the periods indicated.

(2)	Includes loans acquired through acquisitions and whole loan purchases.

Interest Rates, Loan Fees and Service Charges. Interest rates charged by the Company on mortgage loans are primarily determined by the competitive loan rates offered in its lending areas and in the secondary market. Mortgage loan rates reflect factors such as general interest rates, the supply of money available to the savings and loan industry and the demand for such loans. These factors are in turn affected by general economic conditions, the regulatory programs and policies of federal and state agencies, changes in tax laws and governmental budgetary programs.

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

The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Company at the dates indicated.

	2002	2003	2004	2005	2006
	(In thousands)
Restructured loans (1)	$2,472	$2,551	$803	$573	$0
Nonaccrual loans:
Single-family residential	11,539	12,711	7,345	5,765	5,700
Construction	4,521	1,788	2,965	0	1,002
Land	7,301	1,439	252	403	126
Multifamily	—	—	322	420	353

Total nonaccrual loans (2)	23,361	15,938	10,884	6,588	7,181
Total REO (3)	10,515	11,496	3,817	756	479

Total nonperforming assets	$33,876	$27,434	$14,701	$7,344	$7,660

Total nonperforming assets and restructured loans	$36,348	$29,985	$15,504	$7,917	$7,660

Total nonperforming assets and restructured loans as a percent of total assets	0.49%	0.40%	0.22%	0.09%	0.08%

(1)	Performing in accordance with restructured terms.

(2)	The Company recognized interest income on nonaccrual loans of approximately $237,000 in 2006. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $405,000 in 2006.

In addition to the nonaccrual loans reflected in the above table, at September 30, 2006, the Company had $0.1 million of loans that were less than 90 days delinquent but which were classified as substandard for one or more reasons. If these loans were deemed nonperforming, the Company’s ratio of total nonperforming assets and restructured loans as a percent of total assets would have been .09% at September 30, 2006. For a discussion of the Company’s policy for placing loans on nonaccrual status, see Note A to the Consolidated Financial Statements included in Item 8 hereof.

(3)	Total REO includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans.

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	September 30,
	2002	2003	2004	2005	2006
	(In thousands)
Beginning balance	$19,683	$23,912	$25,806	$25,140	$24,756
Charge-offs:
Single-family residential	1,324	566	338	154	226
Construction	1,938	683	146	90	20
Land	139	61	44	—	—
Multi-family	—	—	—	14	52

	3,401	1,310	528	258	298
Recoveries:
Single-family residential	399	3	16	8	—
Construction	176	104	—	—	—
Land	55	—	77	—	—
Multi-family	—	—	—	—	—

	630	107	93	8	—

Net charge-offs	2,771	1,203	435	250	298
Acquired through acquisition	—	1,597	—	—	—
Provision (reversal of reserve) for loan losses	7,000	1,500	(231)	(134)	535

Ending balance	$23,912	$25,806	$25,140	$24,756	$24,993

Ratio of net charge-offs to average loans outstanding	.05%	.03%	.01%	.01%	.01%

The following table sets forth the allocation of the Company’s allowance for loan losses at the dates indicated.

	September 30,
	2002		2003		2004		2005		2005
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
	(In thousands)
Allowance allocation:
Single-family residential	$7,823	77.5%	$9,940	74.3%	$8,517	71.2%	$8,643	70.2%	$8,397	70.3%
Multi-family	9,327	8.3	7,142	9.2	6,084	8.4	5,776	7.6	5,061	6.9
Land	3,137	3.4	2,929	4.2	3,470	5.3	3,360	6.7	4,829	8.0
Construction	2,907	10.8	5,795	12.3	7,069	15.1	6,977	15.5	6,706	14.8
Unallocated	718		—		—		—		—

Total allowance for loan losses	$23,912		$25,806		$25,140		$24,756		$24,993

(1)	Represents the total amount of the loan category as a % of total loans outstanding.

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

Real Estate Held for Sale. As one of the Company’s activities, a subsidiary is engaged in the investment and sale of real estate. The business of real estate development involves substantial risks, and the results of such activities depend upon a number of factors, including seasonality, the type, location and size of each project, the stage of project development, general economic conditions and the level of mortgage interest rates. Consequently, there may be substantial interperiod variations in the operating results of the Company’s real estate development activities. Moreover, because investing in real estate and real estate development activities are not permissible activities for national banks, the amount of the investment in, and loans to, any subsidiary engaged in such activities is deducted in determining a savings association’s regulatory capital. See “Regulation - Washington Federal Savings - Regulatory Capital Requirements” below.

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

The following table sets forth the composition of the Company’s investment portfolio at the dates indicated.

September 30,	2004		2005		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. government and agency obligations	$403,312	$404,522	$199,976	$204,411	$245,359	$248,426
State and political subdivisions	10,161	11,522	10,158	11,103	8,121	8,833
Agency mortgage-backed securities	620,414	642,273	1,081,314	1,073,938	1,391,933	1,375,690

	$1,033,887	$1,058,317	$1,291,448	$1,289,452	$1,645,413	$1,632,949

The investment portfolio at September 30, 2006 was categorized by maturity as follows:

	Amortized Cost	Wtd Avg Yield
	(In thousands)
Due in less than one year	$85,291	7.08%
Due after one year through five years	29,462	3.24
Due after five years through 10 years	7,796	6.39
Due after 10 years	1,522,864	5.94

	$1,645,413	5.96%

Sources of Funds

General. Deposits are an important source of the Company’s funds for use in lending and other general business purposes. In addition to deposits, Washington Federal derives funds from loan repayments, advances from the FHLB and other borrowings and, to a lesser extent, from investment repayments and sales. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels. They may also be used on a longer-term basis to support expanded activities.

Deposits. The Company chooses to rely on term certificate accounts and other deposit alternatives that have no fixed term and pay interest rates that are more responsive to market interest rates than passbook accounts. This greater variety of deposits allows the Company to be more competitive in obtaining funds and to more effectively manage its liabilities.

Certificates with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year but less than four years, the penalty is 180 days of interest. When the maturity is greater than 4 years, the penalty is 365 days interest. Early withdrawal penalties during 2004, 2005 and 2006 amounted to approximately $405,000, $570,000 and $991,000, respectively.

The Company offers two checking account products; the accounts pay interest on monthly average balances over $1,000 and $10,000 respectively.

The Company’s deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, Utah, Nevada and Texas. The Company does not advertise for deposits outside of these states. At September 30, 2006, approximately 1.0% of the Company’s deposits were held by nonresidents of Washington, Oregon, Idaho, Arizona, Utah, Nevada and Texas.

The following table sets forth certain information relating to the Company’s savings deposits at the dates indicated.

	September 30,
	2004		2005		2006
	Amount	Rate	Amount	Rate	Amount	Rate
			(In thousands)
Balance by interest rate:
Checking accounts	$196,155.69%		$205,482	1.00%	$235,714	1.87%
Passbook and statement accounts	224,989.75		191,919	1.25	161,098	1.25
Money market accounts	929,952	1.07	871,945	2.40	743,317	2.93

	1,351,096		1,269,346		1,140,129
Fixed-rate certificates:
Under 1.00%	11,199		—		—
1.00% to 1.99%	1,382,182		25,004		252
2.00% to 2.99%	546,109		876,136		29,483
3.00% to 3.99%	148,550		1,463,843		628,768
4.00% to 4.99%	195,966		238,582		1,494,674
5.00% to 5.99%	77,247		65,987		776,370
6.00% and above	11,735		1,482		—
Jumbo fixed rate certificates ($100,000 or more):
Under 1.00%	2,324		—		—
1.00% to 1.99%	145,307		833		—
2.00% to 2.99%	503,182		208,959		7,453
3.00% to 3.99%	81,057		723,607		205,200
4.00% to 4.99%	84,201		104,447		638,292
5.00% to 5.99%	24,725		22,860		364,587
6.00% and above	4,365		1,086		500

	3,218,149		3,732,826		4,145,579

	$4,569,245		$5,002,172		$5,285,708

The following table sets forth, by various interest rate categories, the amount of certificates of deposit of the Company at September 30, 2006, which mature during the periods indicated.

	Maturing in
	1 to 3 Months	4 to 6 Months	7 to 12 Months	13 to 24 Months	25 to 36 Months	37 to 60 Months	Total
	(In thousands)
Fixed-rate certificates:
Under 1.00%	$—	$—	$—	$—	$—	$—	$—
1.00 to 1.99%	249	3	—	—	—	—	252
2.00 to 2.99%	26,479	2,975	5,157	2,325	—	—	36,936
3.00 to 3.99%	280,695	241,106	180,486	104,191	27,487	3	833,968
4.00 to 4.99%	837,952	501,616	604,700	13,301	69,723	105,674	2,132,966
5.00 to 5.99%	17,532	46,625	821,852	253,652	215	1,081	1,140,957
6.00 and above	—	—	—	—	500	—	500

Total	$1,162,907	$792,325	$1,612,195	$373,469	$97,925	$106,758	$4,145,579

Historically, a significant number of certificate holders roll over their balances into new certificates of the same term at the Company’s then current rate. To ensure a continuity of this trend, the Company expects to continue to offer market rates of interest. Its ability to retain maturing deposits in certificate accounts is difficult to project; however, the Company is confident that by competitively pricing these certificates, levels deemed appropriate by management can be achieved on a continuing basis.

At September 30, 2006, the Company had $1.2 billion of certificates of deposit in amounts of $100,000 or more outstanding, maturing as follows: $339 million within 3 months; $228 million over 3 months through 6 months; $472 million over 6 months through 12 months; and $177 million thereafter.

The following table sets forth the customer account and customer repurchase activities of the Company for the years indicated.

	September 30,
	2004	2005	2006
	(In thousands)
Deposits	$2,013,879	$2,622,572	$2,932,389
Withdrawals	2,067,218	2,317,251	2,831,908

Net increase (decrease) in deposits before interest credited	(53,339)	305,321	100,481
Interest credited	86,099	115,826	179,740

Net increase in customer accounts	$32,760	$421,147	$280,221

Borrowings. The Company obtains advances from the FHLB upon the security of the FHLB capital stock it owns and certain of its home mortgages, provided certain standards related to credit worthiness have been met. See “Regulation - Washington Federal Savings - Federal Home Loan Bank System” below. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Company’s creditworthiness. The FHLB is required to review its credit limitations and standards at least annually. FHLB advances have, from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand Washington Federal’s lending program. The Company had $1.5 billion of FHLB advances outstanding at September 30, 2006.

The Company also uses reverse repurchase agreements as a form of borrowing. Under reverse repurchase agreements, the Company sells an investment security to a dealer for a period of time and agrees to buy back that security at the end of the period and pay the dealer a stated interest rate for the use of the dealer’s funds. The amount of securities sold under such agreements depends on many factors, including the terms available for such transactions, the perceived ability to apply the proceeds to investments yielding a higher return, the demand for the securities and management’s perception of trends in interest rates. The Company had $700 million of securities sold under such agreements at September 30, 2006. See Note I to the financial statements for additional information.

The Company may need to borrow funds for short periods of time to meet day-to-day financing needs. In these instances, funds are borrowed from other financial institutions for periods generally ranging from 1 to 7 days at the then current borrowing rate. At September 30, 2006, the Company had $170 million of such short-term borrowings.

The Company also offers two forms of repurchase agreements to its customers. One form has an interest rate that floats like a money market deposit account. The other form has a fixed rate and is offered in a minimum denomination of $100,000. Both forms are fully collateralized by securities. These obligations are not insured by FDIC and are classified as borrowings for regulatory purposes. The Company had $26.0 million of such agreements outstanding at September 30, 2006.

The following table presents certain information regarding borrowings of Washington Federal for the years indicated.

	September 30,
	2004	2005	2006
	(In thousands)
Federal funds and securities sold to dealers under agreements to repurchase:
Average balance outstanding	$100,000	$458,082	$651,274
Maximum amount outstanding at any month-end during the period	100,000	655,000	870,000
Weighted-average interest rate during the period (1)	3.40%	3.79%	3.94%
FHLB advances:
Average balance outstanding	$1,539,594	$1,206,267	$1,410,169
Maximum amount outstanding at any month-end during the period	1,650,323	1,230,000	1,500,000
Weighted-average interest rate during the period (1)	5.21%	5.14%	4.83%
Securities sold to customers under agreements to repurchase:
Average balance outstanding	$48,515	$35,131	$29,284
Maximum amount outstanding at any month-end during the period	46,205	40,811	31,222
Weighted-average interest rate during the period (1)	1.76%	1.90%	2.92%
Total average borrowings	$1,688,109	$1,699,480	$2,090,727
Weighted-average interest rate on total average borrowings (1)	5.00%	4.71%	4.53%

(1)	Interest expense divided by average daily balances.

Other Ratios

The following table sets forth certain ratios related to the Company for the periods indicated.

	September 30,
	2004	2005	2006
Return on assets (1)	1.78%	1.90%	1.67%
Return on equity (2)	12.12	12.63	11.77
Average equity to average assets	14.66	15.00	14.19
Dividend payout ratio (3)	49.40	46.99	49.39

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share divided by net income per share.

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

	September 30,
	2004 vs. 2003 Increase (Decrease) Due to			2005 vs. 2004 Increase (Decrease) Due to			2006 vs. 2005 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)			(In thousands)
Interest income:
Loan portfolio	$12,378	$(34,697)	$(22,319)	$41,516	$(3,460)	$38,056	$66,399	$3,916	$70,315
Mortgage-backed securities(1)	(4,913)	(8,554)	(13,467)	16,878	(3,973)	12,905	22,052	(16,573)	5,479
Investments (2)	(204)	467	263	(13,614)	10,782	(2,832)	(15,319)	7,507	(7,812)

All interest-earning assets	7,261	(42,784)	(35,523)	44,780	3,349	48,129	73,132	(5,150)	67,982

Interest expense:
Customer accounts	2,855	(22,675)	(19,820)	2,339	27,388	29,727	17,502	46,277	63,779
FHLB advances and other borrowings	(5,491)	180	(5,311)	1,261	(5,481)	(4,220)	18,135	(3,813)	14,322

All interest-bearing liabilities	(2,636)	(22,495)	(25,131)	3,600	21,907	25,507	35,637	42,464	78,101

Change in net interest income	$9,897	$(20,289)	$(10,392)	$41,180	$(18,558)	$22,622	$37,495	$(47,614)	$(10,119)

(1)	2005 interest income on mortgage-backed securities includes the correction of an error related to hedge accounting as described in Note A to the Consolidated Financial Statements included in Item 8 hereof.

(2)	Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle.

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

The following table shows the estimated repricing periods for earning assets and paying liabilities.

	Repricing Period
	Within One Year	After 1 year - before 4 Years	Thereafter	Total
	(In thousands)
As of 9/30/06
Earning Assets *	$2,299,552	$2,249,649	$4,340,385	$8,889,586
Paying Liabilities	(5,355,593)	(771,820)	(1,554,313)	(7,681,726)

Excess (Liabilities) Assets	$(3,056,041)	$1,477,829	$2,786,072
Excess as % of Total Assets	-33.7%
Policy limit for one year excess	-60.0%

*	Asset repricing period includes estimated prepayments based on historical activity

At September 30, 2006, the Company had approximately $3.1 billion more liabilities subject to repricing in the next year than assets, which amounted to a negative maturity gap of 34% of total assets. As of September 30, 2005, the amount of excess liabilities subject to repricing within one year was approximately $2.1 billion or 26% of total assets. The increase of approximately $930 million of liabilities in excess of assets repricing within one year was due to the investment of cash and cash equivalents into long term assets and deposit growth. By having an excess of liabilities repricing within one year over assets, the Company is subject to decreasing net interest income should interest rates rise. However, if the size and/or mix of the balance sheet changes, rising rates may not cause a decrease in net interest income.

One method used to quantify interest rate risk is the net portfolio value (“NPV”) analysis. This analysis calculates the difference between the present value of interest-bearing liabilities and the present value of expected cash flows from interest-earning assets and off-balance-sheet contracts. The following tables set forth an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (measured in 100-basis-point increments).

September 30, 2006

Change in Interest Rates	Estimated NPV Amount	Estimated Increase (Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)		(In thousands)
+300	$518,988	$(853,596)	6.51%
+200	800,972	(571,612)	9.61
+100	1,093,653	(278,931)	12.54
0	1,372,584	—	15.08
-100	1,519,443	146,859	16.22

September 30, 2005

Change in Interest Rates	Estimated NPV Amount	Estimated Increase (Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)		(In thousands)
+300	$646,081	$(696,594)	8.73%
+200	888,102	(454,573)	11.52
+100	1,134,150	(208,525)	14.13
0	1,342,675	—	16.12
-100	1,422,074	79,399	16.70

At September 30, 2006, the Company’s NPV sensitivity increased compared to the prior year. This increase was primarily the result of the shift in asset mix toward longer-term assets. If in the future the Company chooses to continue to leverage its balance sheet by increasing short-term borrowings and investing in longer-term assets (30-year mortgage loans or mortgage-backed securities), the Company’s NPV sensitivity will increase.

Certain assumptions were used in preparing the above table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under the various interest rate scenarios. Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth above.

The NPV analysis presented assumes zero balance sheet growth and constant percentage composition of assets and liabilities (actual results will differ from this assumption). Prepayment rates are derived from market prepayment rates observed on or about the measurement date. As of September 30, 2006, the estimated prepayment rate for both a 30 year fixed-rate mortgage and a 30 year fixed-rate mortgage-backed security with rates from 6% to 7% was 13% in the base case, and 8% in the +200 basis point shift.

The following table sets forth Company guidelines for interest rate risk measured by NPV after shifts in interest rates:

Rate Shock	Minimum NPV Limit
(Basis Points)
+300	-0-
+200	3.0%
+100	5.0%
-0-	6.0%
-100	7.0%

As of September 30, 2006 and 2005 the Company’s estimated NPV exceeded the above guidelines.

Subsidiaries

Washington Federal, Inc., is a unitary savings and loan holding company that conducts its primary business through its only subsidiary, Washington Federal Savings. Washington Federal Savings has three active wholly owned subsidiaries which are discussed further below.

Washington Federal Savings is permitted by current federal regulations to invest an amount up to 2% of its assets in stock, paid-in surplus and unsecured loans in service corporations. Washington Federal Savings may invest an additional 1% of its assets when the additional funds are utilized for inner-city or community development purposes. In addition, federally-chartered savings institutions that are in compliance with regulatory capital requirements and other conditions also may make loans to service corporations in an aggregate amount of up to 50% of the institution’s capital as defined in federal regulations.

At September 30, 2006, Washington Federal Savings was authorized under the current regulations to have a maximum investment of $181.4 million in its service corporations, exclusive of the additional 1% of investment assets permitted for inner-city or community development purposes but inclusive of the ability to make loans to its subsidiaries. On September 30, 2006, Washington Federal Savings’ investment in, and unsecured loans to, its wholly owned service corporations amounted to $3.6 million.

Washington Services, Inc., a wholly owned subsidiary of Washington Federal Savings, is continuing its investment in 8 developable acres zoned light industrial in the technology corridor of South Snohomish County, Washington. Based upon the sales history of this development, the Company believes the net realizable value from the sale of the remaining properties exceeds the subsidiary’s basis in these properties.

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

Employees

As of September 30, 2006, the Company had approximately 765 employees, including the full-time equivalent of 23 part-time employees and its service corporation employees. None of these employees are represented by a collective bargaining agreement, and the Company has enjoyed harmonious relations with its personnel.

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

USA Patriot Act of 2001. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations under the Patriot Act which apply to financial institutions such as Washington Federal Savings. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“SOA”) imposed significant new responsibilities on publicly held companies such as Washington Federal, particularly in the area of corporate governance. Washington Federal, like other public companies, has reviewed and reinforced its internal controls and financial reporting procedures in response to the various requirements of SOA and implementing regulations issued by the SEC and the Nasdaq Stock Market. Washington Federal has observed and will continue to observe full compliance with these new legal requirements.

Washington Federal Savings

General. Washington Federal Savings is a federally-chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States government. Accordingly, Washington Federal Savings is subject to broad federal regulation and oversight by the OTS and the FDIC extending to all aspects of its operations. Washington Federal Savings is a member of the FHLB of Seattle and is subject to certain limited regulations by the Federal Reserve Board. Washington Federal Savings is a member of the DIF and its deposits are insured by the DIF fund administered by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Washington Federal Savings.

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

Insurance of Accounts. The deposits of Washington Federal Savings are insured by the DIF up to $100,000 per depositor (as defined by law and regulation) and are backed by the full faith and credit of the United States government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions after giving the OTS an opportunity to take such action.

Assessment rates for DIF-insured institutions range from 0% of insured deposits for well capitalized institutions with minor supervisory concerns to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. See “Prompt Corrective Action” below. In addition, an assessment of 1.24 basis points was added to the DIF assessment to cover financing corporation debt service payments for 2006.

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

For information regarding Washington Federal Savings’ compliance with each of these three capital requirements at September 30, 2006, see Note M to the Consolidated Financial Statements.

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

Prompt Corrective Action. Under federal law, each federal banking agency has implemented a system of prompt corrective action for institutions that it regulates. Under OTS regulations, an institution shall be deemed to be: (i) well capitalized if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well capitalized; (iii) undercapitalized if it has total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) significantly undercapitalized if it has total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OTS to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. (The FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 2006, Washington Federal Savings exceeded the requirements of a well capitalized institution.

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

Under current legislation and applicable regulations, any savings institution is a QTL if: (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Internal Revenue Code (which generally requires that at least 60% of the institution’s assets constitute housing-related and other qualifying assets) or (ii) at least 65% of the institution’s portfolio assets (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At September 30, 2006, Washington Federal Savings was in compliance with the QTL test set forth in the HOLA.

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

Federal Home Loan Bank System. Washington Federal Savings is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 2006, the Company’s advances from the FHLB amounted to $1.5 billion.

As a member, the institution is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to 3.50% of FHLB advances outstanding and .75% of mortgage loans and pass-through securities. At September 30, 2006, the Company had $129.5 million in FHLB stock, which was in compliance with this requirement.

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

The state of Texas has a corporate franchise tax with a statutory rate of 4.5% of apportionable income.

Availability of Financial Data

All financial reports filed with the SEC, including insider transactions, are available through a link at the Company’s website at www.washingtonfederal.com.

Item 1B	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company owns the building in which its home and executive offices are located in Seattle, Washington. The following table sets forth certain information concerning the Company’s offices:

Location	Number of Offices	Building		Net Book Value at September 30, 2006 (2)
		Owned	Leased (1)
				(In thousands)
Washington	43	29	14	$26,275
Idaho	16	16	—	5,912
Oregon	28	17	11	8,848
Utah	10	6	4	3,284
Arizona	20	13	7	12,585
Texas	3	1	2	3,715
Nevada	3	—	3	1,540

Total	123	82	41	$62,159

(1)	The leases have varying terms expiring from 2007 through 2070, including renewal options.

(2)	Amount represents the net book value of all land, property and equipment owned by the Company and the book value of leasehold improvements, where applicable.

Washington Federal evaluates on a continuing basis the suitability and adequacy of its offices, both branches and administrative centers, and has opened, relocated, remodeled or closed them as necessary to maintain efficient and attractive premises.

Washington Federal’s net investment in premises, equipment and leaseholds was $62.2 million at September 30, 2006.

Item 3.	Legal Proceedings

The Company is involved in legal proceedings occurring in the ordinary course of business that in the aggregate are believed by management to be immaterial to the financial statements of the Company. The effects of legal proceedings did not have a material impact on the statements of operations for any of the three years ended September 30, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required herein, with the exception of the table below, is incorporated by reference from page 35 of the Company’s Annual Report to Stockholders for 2006 (“Annual Report”), which is included herein as Exhibit 13.

The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended September 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2006 to July 31, 2006	—	$—	—	—
August 1, 2006 to August 31, 2006	—	—	—	—
September 1, 2006 to September 30, 2006	—	—	—	—

Total	—	$—	—	3,310,014

(1)	The Company’s only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 21,956,264 shares have been authorized for purchase.

Item 6.	Selected Financial Data

The information required herein is incorporated by reference from page 9 of the Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference on pages 4 through 8 of the Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required herein is incorporated by reference to Interest Rate Risk commencing on page 19 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required herein are incorporated by reference from pages 10 through 34 of the Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Senior Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The annual Management’s Report on Internal Control over Financial Reporting and the Attestation report of the Company’s Registered Public Accounting Firm required herein is incorporated by reference on pages 33 and 34 of the Annual Report.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required herein is incorporated by reference to pages 4 through 13 of the Proxy Statement dated December 15, 2006 for the Company’s annual meeting of stockholders to be held on January 25, 2007 (“Proxy Statement”).

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

The information required herein is incorporated by reference to pages 14 through 18 of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference to pages 2 through 8 of the Proxy Statement.

The information required in this item 12 regarding equity compensation plans is incorporated by reference to Note L on pages 26 through 28 of the Annual Report.

Item 13.	Certain Relationships and Related Transactions

The information required herein is incorporated by reference to page 20 of the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required herein is incorporated by reference to page 21 of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are incorporated herein by reference from pages 10 through 34 of the Annual Report.

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of September 30, 2006 and 2005

Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2006

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended September 30, 2006

Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2006

(a)(2) There are no financial statement schedules filed herewith.

(a)(3) The following exhibits are filed as part of this report:

No.	Exhibit	Page/ Footnote

3.1	Articles of Incorporation of the Company	(1)

3.1.1	Amended Article 3 of the Articles of Incorporation of the Company

4	Specimen Common Stock Certificate	(1)

10.1	1982 Employee Stock Compensation Program*	(1)

10.2	1987 Stock Option and Stock Appreciation Rights Plan*	(1)

10.3	1994 Stock Option and Stock Appreciation Rights Plan*	(1)

10.4	2001 Long-Term Incentive Plan*	(2)

10.5	Form of award agreement for restricted stock for 2001 Long Term Incentive Plan *	(3)

10.6	Form of award agreement for stock options for all plans*	(3)

13	Annual Report to Stockholders

21	Subsidiaries of the Company - Reference is made to Item 1, “Business - Subsidiaries” for the required information

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002

*	Management contract or compensation plan

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 8-B filed with the SEC on January 26, 1995.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 23, 2004.

(3)	Incorporated by reference from Registrant’s 2005 10-K filed on November 8, 2005.

(c)	See (a)(3) above for all exhibits filed herewith and the Exhibit Index.

(d)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON FEDERAL, INC.

November 21, 2006	By:	/s/ Roy M. Whitehead
Roy M. Whitehead, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John F. Clearman John F. Clearman, Director	November 21, 2006

/s/ Derek L. Chinn Derek L. Chinn, Director	November 21, 2006

/s/ H. Dennis Halvorson H. Dennis Halvorson, Director	November 21, 2006

/s/ W. Alden Harris W. Alden Harris, Director	November 21, 2006

/s/ Anna C. Johnson Anna C. Johnson, Director	November 21, 2006

/s/ Thomas J. Kelley Thomas J. Kelley, Director	November 21, 2006

/s/ Thomas F. Kenney Thomas F. Kenney, Director	November 21, 2006

/s/ Guy C. Pinkerton Guy C. Pinkerton, Director	November 21, 2006

/s/ Charles R. Richmond Charles R. Richmond, Director	November 21, 2006

/s/ Barbara L. Smith Barbara L. Smith, Director	November 21, 2006

/s/ Roy M. Whitehead Roy M. Whitehead, Director, Chairman, President and Chief Executive Officer	November 21, 2006

/s/ Brent J. Beardall Brent J. Beardall, CPA Senior Vice President and Chief Financial Officer	November 21, 2006