Form 10-Q
period 2006-12-31
WASHINGTON FEDERAL INC
filed 2007-02-01
CIK 936528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at January 30, 2007
Common stock, $1.00 par value	87,451,192

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSO LIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	December 31, 2006	September 30, 2006
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$58,029	$45,722
Available-for-sale securities, including encumbered securities of $642,117 and $637,855, at fair value	1,385,787	1,451,038
Held-to-maturity securities, including encumbered securities of $125,376 and $129,893, at amortized cost	152,640	184,928
Loans receivable, net	7,246,311	7,078,443
Interest receivable	42,139	42,304
Premises and equipment, net	61,350	62,159
Real estate held for sale	4,391	3,903
FHLB stock	129,453	129,453
Intangible assets, net	56,040	56,259
Other assets	14,688	14,811

	$9,150,828	$9,069,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Savings and demand accounts	$5,334,099	$5,285,708
Repurchase agreements with customers	23,939	26,018

	5,358,038	5,311,726
FHLB advances	1,500,000	1,500,000
Other borrowings	890,000	870,000
Advance payments by borrowers for taxes and insurance	13,705	29,505
Federal and state income taxes	58,202	39,667
Accrued expenses and other liabilities	51,294	55,402

	7,871,239	7,806,300
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 104,562,903 and 104,467,245 shares issued; 87,434,482 and 87,338,824 shares outstanding	104,563	104,467
Paid-in capital	1,247,040	1,246,025
Accumulated other comprehensive loss, net of taxes	(5,696)	(5,975)
Treasury stock, at cost; 17,128,421 shares	(204,930)	(204,930)
Retained earnings	138,612	123,133

	1,279,589	1,262,720

	$9,150,828	$9,069,020

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended December 31,
	2006	2005
	(In thousands, except per share data)
INTEREST INCOME
Loans	$123,175	$102,405
Mortgage-backed securities	19,075	14,368
Investment securities and cash equivalents	3,226	7,789

	145,476	124,562

INTEREST EXPENSE
Customer accounts	55,949	38,850
FHLB advances and other borrowings	27,138	21,650

	83,087	60,500

Net interest income	62,389	64,062
Provision for loan losses	50	—

Net interest income after provision for loan losses	62,339	64,062

OTHER INCOME
Other	3,134	3,391

	3,134	3,391

OTHER EXPENSE
Compensation and fringe benefits	9,535	8,235
Occupancy	1,960	1,912
Other	2,456	2,522

	13,951	12,669
Gain on real estate acquired through foreclosure, net	236	139

Income before income taxes	51,758	54,923
Income taxes	18,374	18,777

NET INCOME	$33,384	$36,146

PER SHARE DATA
Basic earnings	$0.38	$0.42
Diluted earnings	.38	.41
Cash dividends	.205	.200
Weighted average number of shares outstanding, including dilutive stock options	87,586,910	87,346,842

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STA TEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended
	December 31, 2006	December 31, 2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$33,384	$36,146
Adjustments to reconcile net income to net cash provided by operating activities
Amortization (accretion) of fees, discounts, premiums and intangible assets, net	(545)	1,532
Depreciation	690	660
Stock option compensation expense	255	388
Provision for loan losses	50	—
Gain on investment securities and real estate held for sale, net	(236)	(139)
Decrease (increase) in accrued interest receivable	165	(1,481)
Increase in income taxes payable	18,373	19,489
Decrease (increase) in other assets	123	(4,278)
Decrease in accrued expenses and other liabilities	(4,108)	(10,356)

Net cash provided by operating activities	48,151	41,961

CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated
Single-family residential loans	(232,257)	(297,693)
Construction loans	(155,146)	(175,470)
Land loans	(101,919)	(91,146)
Multi-family loans	(25,984)	(32,792)

	(515,306)	(597,101)
Savings account loans originated	(699)	(164)
Loan principal repayments	372,186	467,085
Increase (decrease) in undisbursed loans in process	(23,465)	756
Loans purchased	(10)	(126,935)
Available-for-sale securities purchased	(25,000)	(90,059)
Principal payments and maturities of available-for-sale securities	90,344	46,470
Principal payments and maturities of held-to-maturity securities	32,375	9,908
Proceeds from sales of real estate held for sale	223	683
Premises and equipment sold (purchased), net	119	(840)

Net cash used by investing activities	(69,233)	(290,197)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts	46,312	55,822
Net increase in borrowings	20,000	15,000
Proceeds from exercise of common stock options	782	1,011
Dividends paid	(17,905)	(17,488)
Decrease in advance payments by borrowers for taxes and insurance	(15,800)	(15,315)

Net cash provided by financing activities	33,389	39,030

Increase (decrease) in cash and cash equivalents	12,307	(209,206)

Cash and cash equivalents at beginning of period	45,722	637,791

Cash and cash equivalents at end of period	$58,029	$428,585

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Non-cash investing activities
Real estate acquired through foreclosure	$475	$109
Cash paid during the period for
Interest	84,733	62,134
Income taxes	—	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOT ES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2006 AND 2005

(UNAUDITED)

NOTE A – Basis of Presentation

The consolidated unaudited interim financial statements included in this report have been prepared by Washington Federal, Inc. (“Company”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The September 30, 2006 Consolidated Statement of Financial Condition was derived from audited financial statements.

The information included in this Form 10-Q should be read in conjunction with Company’s 2006 Annual Report on Form 10-K (“2006 Form 10-K”) as filed with the SEC. Interim results are not necessarily indicative of results for a full year.

NOTE B – Acquisition

On October 10, 2006, Washington Federal announced the signing of a definitive merger agreement to acquire First Federal Banc of the Southwest, Inc. (“First Federal”) for a purchase price of $99 million in cash. First Federal is the holding company of First Federal Bank, a federal savings bank headquartered in Roswell, New Mexico with 13 branches in New Mexico and 2 branches in El Paso, Texas. First Federal reported total assets of $547 million, total deposits of $377 million and total stockholders’ equity of $54 million as of September 30, 2006. The transaction, which has received regulatory approval, is expected to close in the first calendar quarter of 2007, pending First Federal shareholder approval.

NOTE C – Dividends

On January 12, 2007 the Company paid its 96th consecutive quarterly cash dividend. Dividends per share amounted to 20.5 cents for the quarter ended December 31, 2006 compared with 20 cents for the same period one year ago.

NOTE D – Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities. Total comprehensive income for the quarters ended December 31, 2006 and 2005 totaled $33,663,000 and $27,350,000, respectively. The difference between the Company’s net income and total comprehensive income for the quarter ended December 31, 2006 equals the change in the net unrealized gain or loss on available-for-sale securities of $441,000. Net of tax of $162,000, the change was $279,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2006 AND 2005

(UNAUDITED)

NOTE E – Allowance for Losses on Loans

The following table summarizes the activity in the allowance for loan losses for the quarters ended December 31, 2006 and 2005:

	Quarter Ended December 31,
	2006	2005
	(In thousands)
Balance at beginning of period	$24,993	$24,756
Provision for (reversal of) loan losses	50	—
Charge-offs	(22)	(20)
Recoveries	—	—

Balance at end of period	$25,021	$24,736

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

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate and hold for investment fixed-rate single-family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At December 31, 2006, the Company had a negative one-year maturity gap of approximately 36% of total assets, compared to a 34% negative one-year maturity gap as of September 30, 2006. The increase in interest rate risk is the result of the Company using short-term borrowings and deposits to fund the growth of longer-term assets over the course of the last quarter.

The interest rate spread decreased to 2.09% at December 31, 2006 from 2.18% at September 30, 2006. The spread decreased primarily because weighted average rates on customer accounts increased by 21 basis points since September 30, 2006, however this was partially offset by an increase in the weighted average rates on earning assets of 5 basis points over the same period. As of December 31, 2006, the Company had grown total assets by $81,808,000, or 1.0%, from $9,069,020,000 at September 30, 2006. Cash and cash equivalents increased $12,307,000, or 27%, during the quarter ended December 31, 2006. Loans and mortgage-backed securities increased $125,293,000, or 1.5%, to $8,583,052,000 during the quarter ended

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

December 31, 2006 as the Company grew long-term assets to mitigate the impact of increasing deposit costs. The Company funded the aforementioned $125,293,000 increase in loans and mortgage-backed securities through deposit growth of $46,312,000, an increase in short-term borrowings of $20,000,000 as well as utilizing operating cash flows. Stockholders’ equity of $1,279,589,000 provides management with flexibility in managing interest rate risk.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net worth at December 31, 2006 was $1,279,589,000, or 13.98% of total assets. This was an increase of $16,869,000 from September 30, 2006 when net worth was $1,262,720,000, or 13.92% of total assets. The increase in the Company’s net worth included $33,384,000 from net income and a $279,000 decrease in accumulated other comprehensive loss as a result of an increase in market value of the Company’s available-for-sale investments. Net worth was reduced by $17,905,000 of cash dividend payments.

The Company’s percentage of net worth to total assets is among the highest in the industry and is over three times the minimum required under Office of Thrift Supervision regulations. Management believes this strong net worth position will help the Company manage its interest rate risk and enable it to compete more effectively for controlled growth through acquisitions, de novo expansion and increased customer deposits.

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities decreased $65,251,000, or 4.5%, during the quarter ended December 31, 2006 due to the maturity/principal payments on the investments. For the quarter ended December 31, 2006 the Company purchased $25,000,000 of available-for-sale investment securities. During the same period there were no sales of available-for-sale securities nor were there any purchases or sales of held-to-maturity securities. As of December 31, 2006, the Company had net unrealized losses on available-for-sale securities of $5,696,000, net of tax, which were recorded as part of stockholders’ equity.

Loans receivable: During the quarter ended December 31, 2006, the balance of loans receivable increased 2.4% to $7,246,311,000 compared to $7,078,443,000 at September 30, 2006. This growth was consistent with Management’s strategy to grow the loan portfolio to mitigate rising deposit costs. Permanent single-family residential loans as a percentage of total loans decreased to 70.0% at December 31, 2006 compared to 70.3% at September 30, 2006. The aggregate of construction and land loans (gross of loans in process) as a percentage of total loans increased to 23.2% at December 31, 2006 compared to 22.8% at September 30, 2006.

Non-performing assets: Non-performing assets decreased 5.3% during the quarter ended December 31, 2006 to $7,257,000 from $7,660,000 at September 30, 2006. Non-performing assets as a percentage of total assets was .08% at both December 31, 2006 and September 30, 2006.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Company at the dates indicated.

	December 31, 2006	September 30, 2006

	(In thousands)
Restructured loans (1)	$—	$—
Nonaccrual loans:
Single-family residential	5,060	5,700
Construction	1,114	1,002
Land	131	126
Multi-family	—	353

Total nonaccrual loans (2)	6,305	7,181
Total REO (3)	952	479

Total non-performing assets	$7,257	$7,660

Total non-performing assets and restructured loans	$7,257	$7,660

Total non-performing assets and restructured loans as a percentage of total assets	0.08%	0.08%

(1)	Performing in accordance with restructured terms.
(2)	The Company recognized interest income on nonaccrual loans of approximately $253,000 in the quarter ended December 31, 2006. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $417,000 for the quarter ended December 31, 2006.

In addition to the nonaccrual loans reflected in the above table, at December 31, 2006, the Company had no loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons.

(3)	Total REO (included in real estate held for sale on the Statement of Financial Condition) includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Allocation of the allowance for loan losses: The following table shows the allocation of the Company’s allowance for loan losses at the dates indicated.

	December 31, 2006		September 30, 2006
	Amount	Loans to Total Loans [1]	Amount	Loans to Total Loans [1]
	(In thousands)
Real estate:
Single-family residential	$9,447	70.0%	$8,397	70.3%
Multi-family	5,103	6.8	5,061	6.9
Land	4,482	9.1	4,829	8.0
Construction	5,989	14.1	6,706	14.8

	$25,021	100.0%	$24,993	100.0%

[1]	The percentage is based on gross loans before allowance for loan losses, loans in process and deferred loan origination costs.

Customer accounts: Customer accounts increased $46,312,000, or 0.9%, to $5,358,038,000 at December 31, 2006 compared with $5,311,726,000 at September 30, 2006.

FHLB advances and other borrowings: Total borrowings increased $20,000,000, or 0.8%, to $2,390,000,000 at December 31, 2006 compared with $2,370,000,000 at September 30, 2006. See Interest Rate Risk on page 8.

RESULTS OF OPERATIONS

Net Income: The quarter ended December 31, 2006 produced net income of $33,384,000 compared to $36,146,000 for the same quarter one year ago, a 7.6% decrease. The decrease resulted primarily from a 44.0% increase in interest expense on customer accounts, which was partially offset by a 16.8% increase in total interest income.

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

PART I – Financial Information (continued)

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rate / Volume Analysis:

	Comparison of Quarters Ended 12/31/06 and 12/31/05
	Volume	Rate	Total
	(In thousands)
Interest income:
Loan portfolio	$17,165	$3,605	$20,770
Mortgaged-backed securities	3,877	830	4,707
Investments(1)	(4,584)	21	(4,563)

All interest-earning assets	16,458	4,456	20,914

Interest expense:
Customer accounts	2,711	14,388	17,099
FHLB advances and other borrowings	5,246	242	5,488

All interest-bearing liabilities	7,957	14,630	22,587

Change in net interest income	$8,501	$(10,174)	$(1,673)

(1)	Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Loan Losses: The Company recorded a $50,000 provision for loan losses during the quarter ended December 31, 2006, while no provision was recorded for the same quarter one year ago. Nonperforming assets amounted to $7,257,000 or .08% of total assets at December 31, 2006 compared to $7,779,000 or .09% of total assets one year ago. Delinquencies on permanent loans decreased from $14,700,000 at December 31, 2005 to $13,900,000 at December 31, 2006. The Company had net charge-offs of $22,000 for the quarter ended December 31, 2006 compared with $20,000 of net charge-offs for the quarter ended December 31, 2005. The balance of loans receivable increased 2.4% to $7,246,311,000 at December 31, 2006 compared to $7,078,443,000 at September 30, 2006, which offset the positive credit trends discussed above.

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	Quarter Ended December 31,
	2006	2005
	(In thousands)
Beginning balance	$24,993	$24,756
Charge-offs:
Real Estate:
Single-family residential	—	20
Multi-family	—	—
Land	—	—
Construction	22	—

	22	20

Recoveries:
Real Estate:
Single-family residential	—	—
Multi-family	—	—
Land	—	—
Construction	—	—

	—	—

Net charge-offs (recoveries)	22	20
Provision (reversal of reserve) for loan losses	50	—

Ending balance	$25,021	$24,736

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%

Other Income: The quarter ended December 31, 2006 produced total other income of $3,134,000 compared to $3,391,000 for the same quarter one year ago, a 7.6% decrease, primarily due to a $496,000 gain on the sale of real estate in the quarter ended December 31, 2005.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Expense: The quarter ended December 31, 2006 produced total other expense of $13,951,000 compared to $12,669,000 for the same quarter one year ago, a 10.1% increase, resulting primarily from an increase in overall compensation costs. Total other expense for both of the quarters ended December 31, 2006 and 2005 equaled .61% of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 749 at December 31, 2006 and 752 at December 31, 2005.

Taxes: Income taxes decreased $403,000, or 2.1%, for the quarter ended December 31, 2006 when compared to the same period one year ago. While the taxable income base for the quarter ended December 31, 2006 was $3,165,000, or 5.8%, lower than the same period one year ago, income tax expense for the quarter ended December 31, 2005 was reduced due to the settlement of a claim with the Internal Revenue Service over the deductibility of supervisory goodwill. As a result, the effective tax rate for the quarter ended December 31, 2006 increased to 35.50% from 34.20% for the same period one year ago. The Company expects a 35.50% effective tax rate going forward for the remainder of the fiscal year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2006. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2006 Form 10-K.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information (continued)

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

PART II – O ther Information

Item 1. Legal Proceedings

From time to time the Company or its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company’s financial position or results of operations.

Item 1A. Risk Factors

Not applicable

Item 2. Unr egistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2006 to
October 31, 2006	—	$—	—	3,310,014

November 1, 2006 to
November 30, 2006	—	—	—	3,310,014

December 1, 2006 to
December 31, 2006	—	—	—	3,310,014

Total	—	$—	—	3,310,014

(1)	The Company’s only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 21,956,264 shares have been authorized for repurchase.

Item 3. Defaults Upon Senior Securities

Not applicable

Ite m 4. Submission of Matters to a Vote of Security Holders

Not applicable

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART II – Other Information (continued)

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

S IGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 31, 2007	/s/ Roy M. Whitehead
ROY M. WHITEHEAD
Chairman, President and Chief Executive Officer

January 31, 2007	/s/ Brent J. Beardall
BRENT J. BEARDALL
Senior Vice President and Chief Financial Officer