Form 10-Q
period 2007-03-31
WASHINGTON FEDERAL INC
filed 2007-05-07
CIK 936528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at May 2, 2007
Common stock, $1.00 par value	87,332,946

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	March 31, 2007	September 30, 2006
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$209,500	$45,722
Available-for-sale securities, including encumbered securities of $ 763,756 and $637,855, at fair value	1,365,900	1,451,038
Held-to-maturity securities, including encumbered securities of $ 121,528 and $129,893, at amortized cost	147,921	184,928
Loans receivable, net	7,773,994	7,078,443
Interest receivable	44,462	42,304
Premises and equipment, net	75,208	62,159
Real estate held for sale	5,198	3,903
FHLB stock	133,981	129,453
Intangible assets, net	108,392	56,259
Other assets	13,239	14,811

	$9,877,795	$9,069,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Savings and demand accounts	$5,956,366	$5,285,708
Repurchase agreements with customers	22,739	26,018

	5,979,105	5,311,726
FHLB advances	1,670,060	1,500,000
Other borrowings	800,167	870,000
Advance payments by borrowers for taxes and insurance	23,499	29,505
Federal and state income taxes	46,467	39,667
Accrued expenses and other liabilities	63,667	55,402

	8,582,965	7,806,300
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized;
104,661,324 and 104,467,245 shares issued;
87,326,643 and 87,338,824 shares outstanding	104,661	104,467
Paid-in capital	1,248,691	1,246,025
Accumulated other comprehensive loss, net of taxes	(2,433)	(5,975)
Treasury stock, at cost; 17,334,681 and 17,128,421 shares	(210,260)	(204,930)
Retained earnings	154,171	123,133

	1,294,830	1,262,720

	$9,877,795	$9,069,020

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(In thousands, except per share data)
INTEREST INCOME
Loans	$129,297	$106,274	$252,472	$208,679
Mortgage-backed securities	18,464	15,725	37,539	30,093
Investment securities and cash equivalents	4,241	6,660	7,467	14,449

	152,002	128,659	297,478	253,221

INTEREST EXPENSE
Customer accounts	59,037	41,459	114,986	80,308
FHLB advances and other borrowings	27,772	21,724	54,910	43,374

	86,809	63,183	169,896	123,682

Net interest income	65,193	65,476	127,582	129,539
Provision for loan losses	150	85	200	85

Net interest income after provision for loan losses	65,043	65,391	127,382	129,454

OTHER INCOME
Gain on securities, net	11	—	11	—
Other	3,280	3,404	6,414	6,796

	3,291	3,404	6,425	6,796

OTHER EXPENSE
Compensation and fringe benefits	10,879	9,040	20,414	17,275
Occupancy	2,194	2,017	4,153	3,930
Other	2,984	2,458	5,441	4,981

	16,057	13,515	30,008	26,186
Gain (loss) on real estate acquired through foreclosure, net	(79)	5	157	144

Income before income taxes	52,198	55,285	103,956	110,208
Income taxes	18,715	18,945	37,089	37,722

NET INCOME	$33,483	$36,340	$66,867	$72,486

PER SHARE DATA
Basic earnings	$0.38	$0.42	$0.77	$0.83
Diluted earnings	.38	.42	.76	.83
Cash dividends	.205	.200	.410	.400
Weighted average number of shares outstanding, including dilutive stock options	87,571,131	87,363,894	87,608,059	87,378,631

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31, 2007	March 31, 2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66,867	$72,486
Adjustments to reconcile net income to net cash provided by operating activities
Amortization (accretion) of fees, discounts, premiums and intangible assets, net	(483)	2,509
Depreciation	1,490	1,345
Stock option compensation expense	527	808
Provision for loan losses	200	85
Gain on investment securities and real estate held for sale, net	(168)	(145)
Increase in accrued interest receivable	(171)	(2,927)
Increase in income taxes payable	4,153	729
Decrease (increase) in other assets	2,069	(5,523)
Increase (decrease) in accrued expenses and other liabilities	1,486	(6,283)

Net cash provided by operating activities	75,970	63,084

CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated
Single-family residential loans	(498,026)	(519,328)
Construction loans	(282,961)	(369,680)
Land loans	(226,943)	(199,220)
Multi-family loans	(43,435)	(70,757)
Commercial real estate loans	(4,767)	—
Other loans	(6,353)	—

	(1,062,485)	(1,158,985)
Savings account loans originated	(2,100)	(648)
Loan principal repayments	817,842	869,970
Increase (decrease) in undisbursed loans in process	(45,793)	20,507
Loans purchased	(23)	(266,129)
Available-for-sale securities purchased	(77,854)	(188,504)
Principal payments and maturities of available-for-sale securities	169,221	82,919
Available-for-sale securities sold	44,041	—
Principal payments and maturities of held-to-maturity securities	37,143	15,651
Net cash paid out for acquistion	(35,221)	—
Proceeds from sales of real estate held for sale	936	1,589
Premises and equipment purchased, net	(1,079)	(1,556)

Net cash used by investing activities	(155,372)	(625,186)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts	287,874	128,877
Net increase in borrowings	1,254	215,000
Proceeds from exercise of common stock options	1,714	2,412
Dividends paid	(35,829)	(34,882)
Proceeds from Employee Stock Ownership Plan	990	1,344
Treasury stock purchased, net	(5,850)	—
Decrease in advance payments by borrowers for taxes and insurance	(6,973)	(5,123)

Net cash provided by financing activities	243,180	307,628
Increase (decrease) in cash and cash equivalents	163,778	(254,474)
Cash and cash equivalents at beginning of period	45,722	637,791

Cash and cash equivalents at end of period	$209,500	$383,317

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$1,982	$201
Cash paid during the period for
Interest	168,607	123,955
Income taxes	33,125	37,705

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

The following summarizes the non-cash activities relating to the acquisition

	Six Months Ended
	March 31, 2007	March 31, 2006
	(In thousands)
Fair value of assets and intangibles acquired, including goodwill	$(576,750)	$—
Fair value of liabilities assumed	480,033	—

Cash paid out for acquisition	(96,717)	—
Plus cash acquired	61,496	—

Net cash paid out for acquisition	$(35,221)	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006

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

NOTE B – Acquisition

On February 13, 2007, the Company acquired 100% of the outstanding shares of First Federal Banc of the Southwest, Inc. (“First Federal”). The merger agreement provided for the merger of First Federal with and into the Company, followed by the merger of First Federal Bank, a federal savings bank and wholly owned subsidiary of First Federal, into the Company’s wholly owned subsidiary, Washington Federal Savings and Loan Association. As a result of the acquisition, Washington Federal added 180 employees and 13 branches; 11 in New Mexico and 2 in El Paso, Texas. The acquisition was accounted for as a purchase transaction with the total cash consideration funded through internal sources. The all-cash purchase price was $96,717,000. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition. Results of operations are included from the date of acquisition. The Company acquired assets with an estimated fair value of $576,750,000 and assumed liabilities with an estimated fair value of $480,033,000. The acquisition produced goodwill of $47,880,036 and a core deposit intangible of $4,882,000.

The balance of the Company’s intangible assets was as follows:

	Goodwill	Core Deposit Intangible	Non-Compete Agreements	Total
	(In thousands)
Balance at September 30, 2005	$54,484	$2,440	$335	$57,259
Accumulated amortization	—	(885)	(115)	(1,000)

Balance at September 30, 2006	54,484	1,555	220	56,259
First Federal acquisition	47,880	4,882	—	52,762
Accumulated amortization	—	(572)	(57)	(629)

Balance at March 31, 2007	$102,364	$5,865	$163	$108,392

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

The table below presents the estimated intangible asset amortization expense for the next four years (at which time all current intangible assets will be fully amortized):

Year ended September 30,	Amortization expense
(In thousands)
2007	$1,190
2008	2,220
2009	1,916
2010	702

NOTE C – Dividends

On April 20, 2007 the Company paid its 97th consecutive quarterly cash dividend. Dividends per share amounted to 20.5 cents for the quarter ended March 31, 2007 compared with 20 cents for the same period one year ago.

NOTE D – Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities. Total comprehensive income for the quarters ended March 31, 2007 and 2006 totaled $36,746,000 and $30,972,000, respectively. Total comprehensive income for the six months ended March 31, 2007 and 2006 totaled $70,409,000 and $58,322,000, respectively. The difference between the Company’s net income and total comprehensive income for the six months ended March 31, 2007 equals the change in the net unrealized gain or loss on available-for-sale securities of $5,601,000. Net of tax of $2,059,000, the change was $3,542,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

NOTE E – Allowance for Losses on Loans

The following table summarizes the activity in the allowance for loan losses for the quarter and six months ended March 31, 2007 and 2006:

	Quarter Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(In thousands)
Balance at beginning of period	$25,021	$24,736	$24,993	$24,756
Provision for (reversal of) loan losses	150	85	200	85
Charge-offs	(297)	(11)	(319)	(31)
Recoveries	—	—	—	—
Acquired reserves	3,123	—	3,123	—

Balance at end of period	$27,997	$24,810	$27,997	$24,810

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate and hold for investment fixed-rate single-family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At March 31, 2007, the Company had a negative one-year maturity gap of approximately 33% of total assets, compared to a 34% negative one-year maturity gap as of September 30, 2006.

The interest rate spread decreased to 2.13% at March 31, 2007 from 2.18% at September 30, 2006. The spread decreased primarily because weighted average rates on customer accounts increased by 19 basis points since September 30, 2006, however this was partially offset by an increase in the weighted average rates on earning assets of 6 basis points over the same period. As of March 31, 2007, the Company had grown total assets by $808,775,000, or 8.9%, from $9,069,020,000 at September 30, 2006, which included $576,750,000 of assets acquired through the merger with First Federal (see Note B). Cash and cash equivalents increased $163,778,000, or 358%, during the six months ended March 31, 2007. Loans and mortgage-backed securities increased $610,389,000, or 7.2%, to $9,068,148,000 during the six months ended March 31, 2007 as the Company grew long-term assets to mitigate the impact of increasing deposit costs. Included in the

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

aforementioned $610,389,000 increase in loans and mortgage-backed securities was $403,000,000 of loans acquired from First Federal. The remaining $207,389,000 of loan growth was funded primarily through organic deposit growth of $287,874,000. Cash and cash equivalents of $209,500,000 and stockholders’ equity of $1,294,830,000 provides management with flexibility in managing interest rate risk.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net worth at March 31, 2007 was $1,294,830,000, or 13.11% of total assets. This was an increase of $32,110,000 from September 30, 2006 when net worth was $1,262,720,000, or 13.92% of total assets. The increase in the Company’s net worth included $66,867,000 from net income and a $3,542,000 decrease in accumulated other comprehensive loss as a result of an increase in market value of the Company’s available-for-sale investments. Net worth was reduced by $35,829,000 of cash dividend payments and $5,850,000 used to repurchase stock.

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

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities decreased $85,138,000, or 5.9%, during the six months ended March 31, 2007. For the six months ended March 31, 2007 the Company purchased $123,111,000 of available-for-sale investment securities, which included $45,257,000 of securities acquired from First Federal. During the same period $44,041,000 of available-for-sale securities that were acquired in the purchase of First Federal were sold resulting in an $11,000 gain. There were no purchases or sales of held-to-maturity securities during the current period. As of March 31, 2007, the Company had net unrealized losses on available-for-sale securities of $2,433,000, net of tax, which were recorded as part of stockholders’ equity.

Loans receivable: During the six months ended March 31, 2007, the balance of loans receivable increased 9.8% to $7,773,994,000 compared to $7,078,443,000 at September 30, 2006. Included in this growth was $403,000,000 of loans acquired from First Federal (see Note B). Those loans, in conjunction with the $292,551,000 of organic growth, was consistent with Management’s strategy to grow the loan portfolio to mitigate rising deposit costs. Permanent single-family residential loans as a percentage of total loans decreased to 69.3% at March 31, 2007 compared to 70.3% at September 30, 2006. The aggregate of construction and land loans (gross of loans in process) as a percentage of total loans decreased to 22.6% at March 31, 2007 compared to 22.8% at September 30, 2006. Included in the period end gross loans balance was $138,906,000 of commercial real estate loans and other loans (non-real estate commercial loans and consumer loans) acquired through the merger with First Federal, which represented 1.7% of the total loan balance.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-performing assets: Non-performing assets increased 20.2% during the six months ended March 31, 2007 to $9,204,000 from $7,660,000 at September 30, 2006. Despite the percentage increase of 20.2% for the period, non-performing assets as a percentage of total assets was .09% at March 31, 2007 compared to .08% at September 30, 2006. During the last ten years the Company’s average ratio of non-performing assets to total assets was .35%.

The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Company at the dates indicated.

	March 31, 2007	September 30, 2006

	(In thousands)
Restructured loans (1)	$263	$—
Nonaccrual loans:
Single-family residential	6,029	5,700
Construction	517	1,002
Land	438	126
Multi-family	152	353
Commercial real estate	269	—
Other	41	—

Total nonaccrual loans (2)	7,446	7,181
Total REO (3)	1,758	479

Total non-performing assets	$9,204	$7,660

Total non-performing assets and restructured loans	$9,467	$7,660

Total non-performing assets and restructured loans as a percentage of total assets	0.10%	0.08%

(1)	Performing in accordance with restructured terms.
(2)	The Company recognized interest income on nonaccrual loans of approximately $343,000 in the quarter ended March 31, 2007. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $468,000 for the quarter ended March 31, 2007.

In addition to the nonaccrual loans reflected in the above table, at March 31, 2007, the Company had $5,792,000 of loans that were less than 90 days delinquent but which it had classified as substandard

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

for one or more reasons. If these loans were deemed nonperforming, the Company’s ratio of total nonperforming assets and restructured loans as a percent of total assets would have increased to .15% at March 31, 2007.

(3)	Total REO (included in real estate held for sale on the Statement of Financial Condition) includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans.

Allocation of the allowance for loan losses: The following table shows the allocation of the Company’s allowance for loan losses at the dates indicated.

	March 31, 2007		September 30, 2006
	Amount	Loans to Total Loans [1]	Amount	Loans to Total Loans [1]
	(In thousands)
Real estate:
Single-family residential	$9,925	69.3%	$8,397	70.3%
Multi-family	5,113	6.5	5,061	6.9
Land	4,836	9.3	4,829	8.0
Construction	5,792	13.3	6,706	14.8
Commercial real estate	1,891	1.2	—	—
Other	440	0.4	—	—

	$27,997	100.0%	$24,993	100.0%

[1]	The percentage is based on gross loans before allowance for loan losses, loans in process and deffered loan origination costs.

Customer accounts: Customer accounts increased $667,379,000, or 12.6%, to $5,979,105,000 at March 31, 2007 compared with $5,311,726,000 at September 30, 2006. The increase included $379,505,000 of deposits acquired through the merger with First Federal (see Note B) and organic growth of $287,874,000.

FHLB advances and other borrowings: Total borrowings increased $100,227,000, or 4.2%, to $2,470,227,000 at March 31, 2007 compared with $2,370,000,000 at September 30, 2006. The increase included $98,973,000 of total borrowings acquired through the merger with First Federal (see Note B). See Interest Rate Risk on page 10.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net Income: The quarter ended March 31, 2007 produced net income of $33,483,000 compared to $36,340,000 for the same quarter one year ago, a 7.9% decrease. Net income for the six months ended March 31, 2007 was $66,867,000 compared to $72,486,000 for the six months ended March 31, 2006, a 7.8% decrease. The decrease for the quarter ended March 31, 2007 resulted primarily from a 42.4% increase in interest expense on customer accounts, which was partially offset by an 18.1% increase in total interest income. The decrease for the six months ended March 31, 2007 resulted primarily from a 43.2% increase in interest expense on customer accounts, which was partially offset by a 17.5% increase in total interest income.

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

The following table sets forth certain information explaining changes in interest income and interest expense for the periods indicated compared to the same periods one year ago. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old volume). The change in interest income and interest expense attributable to changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rate / Volume Analysis:

	Comparison of Quarters Ended 3/31/07 and 3/31/06			Comparison of Six Months Ended 3/31/07 and 3/31/06
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loan portfolio	$19,932	$3,091	$23,023	$37,082	$6,711	$43,793
Mortgaged-backed securities	2,231	508	2,739	6,156	1,290	7,446
Investments(1)	(2,878)	459	(2,419)	(7,642)	660	(6,982)

All interest-earning assets	19,285	4,058	23,343	35,596	8,661	44,257

Interest expense:
Customer accounts	4,749	12,829	17,578	7,387	27,291	34,678
FHLB advances and other borrowings	5,657	391	6,048	8,847	2,689	11,536

All interest-bearing liabilities	10,406	13,220	23,626	16,234	29,980	46,214

Change in net interest income	$8,879	$(9,162)	$(283)	$19,362	$(21,319)	$(1,957)

(1)	Includes interest on cash equivalents

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Loan Losses: The Company recorded a $150,000 provision for loan losses during the quarter ended March 31, 2007, while an $85,000 provision was recorded for the same quarter one year ago. Nonperforming assets amounted to $9,204,000 or .09% of total assets at March 31, 2007 compared to $6,957,000 or .08% of total assets one year ago. Total delinquencies over 30 days were $16,116,000, or .16% of total assets at March 31, 2007 compared to $12,984,000, or .15% of total assets at March 31, 2006. The Company had net charge-offs of $297,000 for the quarter ended March 31, 2007 compared with $11,000 of net charge-offs for the quarter ended March 31, 2006.

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	Quarter Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(In thousands)
Beginning balance	$25,021	$24,736	$24,993	$24,756
Charge-offs:
Real Estate:
Single-family residential	—	11	—	31
Multi-family	34	—	34	—
Land	23	—	23	—
Construction	240	—	262	—
Commercial real estate	—	—	—	—
Other	—	—	—	—

	297	11	319	31
Recoveries:
Real Estate:
Single-family residential	—	—	—	—
Multi-family	—	—	—	—
Land	—	—	—	—
Construction	—	—	—	—
Commercial real estate	—	—	—	—
Other	—	—	—	—

	—	—	—	—

Net charge-offs (recoveries)	297	11	319	31
Provision (reversal of reserve) for loan losses	150	85	200	85
Acquired reserves	3,123	—	3,123	—

Ending balance	$27,997	$24,810	$27,997	$24,810

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%	0.00%	0.00%

Other Income: The quarter ended March 31, 2007 produced total other income of $3,291,000 compared to $3,404,000 for the same quarter one year ago, a 3.3% decrease. Total other income for the six months ended March 31, 2007 was $6,425,000 compared to $6,796,000 for the six months ended March 31, 2006, a 5.5%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

decrease. Total other income for the quarter and six months ended March 31, 2007 included a $121,000 and $695,000 gain on the sale of real estate held for investment, respectively, while total other income for the quarter and six months ended March 31, 2006 included a $577,000 and $1,073,000 gain on the sale of real estate held for investment, respectively.

Other Expense: The quarter ended March 31, 2007 produced total other expense of $16,057,000 compared to $13,515,000 for the same quarter one year ago, an 18.8% increase. Total other expense for the six months ended March 31, 2007 was $30,008,000 compared to $26,186,000 for the six months ended March 31, 2006, a 14.6% increase. The increase in total other expense over the same comparable periods one year ago was primarily the result of compensation costs related to the additional 180 employees brought on through the acquisition with First Federal, as well as higher organic payroll expenses. Additionally, general occupancy expenses increased due to the 13 branches acquired from First Federal. Total other expense for the quarter and six months ended March 31, 2007 equaled .67% and .64%, respectively, of average assets, compared to .64% and .63%, respectively, for the same periods one year ago. The number of staff, including part-time employees on a full-time equivalent basis, was 911 at March 31, 2007 and 751 at March 31, 2006; the increase primarily due to the acquisition of First Federal (see Note B).

Taxes: Income taxes decreased $230,000, or 1.2%, and $633,000, or 1.7%, for the quarter and six months ended March 31, 2007 when compared to the same periods one year ago. While the taxable income base for the quarter and six months ended March 31, 2007 was $3,087,000, or 5.6%, and $6,252,000, or 5.7%, respectively, lower than the comparable periods one year ago, the Company settled a claim with the Internal Revenue Service during the six months ended March 31, 2006 over the deductibility of supervisory goodwill that resulted in a reduction of income tax expense for that period. As a result, the effective tax rate for the quarter and six months ended March 31, 2007 increased to 35.85% and 35.68%, respectively, from 34.20% for the same periods one year ago. The Company expects a 35.85% effective tax rate going forward for the remainder of the fiscal year.

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

The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended March 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2007 to
January 31, 2007	—	$—	—	3,310,014
February 1, 2007 to
February 28, 2007	50,500	22.85	50,500	3,259,514
March 1, 2007 to
March 31, 2007	199,500	23.54	199,500	3,060,014

Total	250,000	$23.40	250,000	3,060,014

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

The Annual Meeting of Stockholders of Washington Federal, Inc. was held on January 25, 2007. The two items voted upon by shareholders included the election of three directors, each for a three-year term, and the ratification of the appointment of Deloitte & Touche LLP as the independent registered public accountants for fiscal year 2007. The results of the voting were as follows:

	Votes Cast		Votes Withheld	Total Votes Cast
	For	Against
Election of Directors
Derek L. Chinn - 3-year term	81,598,504	—	361,053	81,959,557
Thomas J. Kelley - 3-year term	81,651,919	—	307,638	81,959,557
Barbara L. Smith - 3-year term	81,615,459	—	344,098	81,959,557

Ratify appointment of Deloitte & Touche LLP 81,579,187	139,333	241,037	81,959,557

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibits

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 4, 2007	/s/ Roy M. Whitehead
ROY M. WHITEHEAD
Chairman, President and Chief Executive Officer
May 4, 2007
/s/ Brent J. Beardall
BRENT J. BEARDALL
Senior Vice President and Chief Financial Officer