Form 10-Q
period 2007-06-30
WASHINGTON FEDERAL INC
filed 2007-08-08
CIK 936528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

_________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at August 7, 2007
Common stock, $1.00 par value	87,332,946

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	June 30, 2007	September 30, 2006
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$70,360	$45,722
Available-for-sale securities, including encumbered securities of $754,104 and $637,855, at fair value	1,421,570	1,451,038
Held-to-maturity securities, including encumbered securities of $117,971 and $129,893, at amortized cost	143,709	184,928
Loans receivable, net	7,970,312	7,078,443
Interest receivable	46,042	42,304
Premises and equipment, net	74,420	62,159
Real estate held for sale	6,200	3,903
FHLB stock	132,793	129,453
Intangible assets, net	107,834	56,259
Other assets	12,885	14,811

	$9,986,125	$9,069,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Savings and demand accounts	$5,937,080	$5,285,708
Repurchase agreements with customers	17,876	26,018

	5,954,956	5,311,726
FHLB advances	1,817,704	1,500,000
Other borrowings	800,163	870,000
Advance payments by borrowers for taxes and insurance	19,080	29,505
Federal and state income taxes	36,026	39,667
Accrued expenses and other liabilities	62,780	55,402

	8,690,709	7,806,300

Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 104,767,132 and 104,467,245 shares issued; 87,360,751 and 87,338,824 shares outstanding	104,767	104,467
Paid-in capital	1,250,684	1,246,025
Accumulated other comprehensive loss, net of taxes	(18,222)	(5,975)
Treasury stock, at cost; 17,406,381 and 17,128,421 shares	(211,952)	(204,930)
Retained earnings	170,139	123,133

	1,295,416	1,262,720

	$9,986,125	$9,069,020

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
INTEREST INCOME
Loans	$135,458	$112,325	$387,929	$321,004
Mortgage-backed securities	18,677	17,312	56,216	47,405
Investment securities and cash equivalents	4,485	5,245	11,952	19,694

	158,620	134,882	456,097	388,103

INTEREST EXPENSE
Customer accounts	63,712	47,236	178,697	127,544
FHLB advances and other borrowings	28,489	24,040	83,399	67,415

	92,201	71,276	262,096	194,959

Net interest income	66,419	63,606	194,001	193,144
Provision for loan losses	1,000	100	1,200	185

Net interest income after provision for loan losses	65,419	63,506	192,801	192,959

OTHER INCOME
Gain on securities, net	—	—	11	—
Other	5,230	4,002	11,644	10,796

	5,230	4,002	11,655	10,796

OTHER EXPENSE
Compensation and fringe benefits	11,577	9,841	31,991	27,115
Occupancy	2,300	2,030	6,454	5,959
Other	3,340	1,925	8,779	6,906

	17,217	13,796	47,224	39,980
Gain (loss) on real estate acquired through foreclosure, net	(17)	39	139	184

Income before income taxes	53,415	53,751	157,371	163,959
Income taxes	19,150	18,414	56,239	56,136

NET INCOME	$34,265	$35,337	$101,132	$107,823

PER SHARE DATA
Basic earnings	$0.39	$0.41	$1.16	$1.25
Diluted earnings	.39	.40	1.15	1.24
Cash dividends	.210	.205	.620	.605
Weighted average number of shares outstanding, including dilutive stock options	87,514,339	87,502,860	87,602,549	87,428,766

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30, 2007	June 30, 2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$101,132	$107,823
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of fees, discounts, premiums and intangible assets, net	445	4,248
Depreciation	2,345	2,080
Stock option compensation expense	831	1,245
Provision for loan losses	1,200	185
Gain on investment securities and real estate held for sale, net	(150)	(184)
Increase in accrued interest receivable	(1,751)	(5,348)
Increase in income taxes payable	2,886	989
FHLB stock dividends	(68)	—
Decrease (increase) in other assets	2,423	(6,115)
Increase (decrease) in accrued expenses and other liabilities	599	(4,828)

Net cash provided by operating activities	109,892	100,095

CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated
Single-family residential loans	(854,421)	(799,450)
Construction loans	(423,595)	(550,368)
Land loans	(364,269)	(333,321)
Multi-family loans	(64,716)	(106,222)
Commercial real estate loans	(8,983)	—
Other loans	(10,553)	—

	(1,726,537)	(1,789,361)
Savings account loans originated	(3,757)	(1,639)
Loan principal repayments	1,303,605	1,302,514
Increase (decrease) in undisbursed loans in process	(59,199)	27,819
Loans purchased	(6,163)	(348,856)
FHLB stock redeemed	1,256
Available-for-sale securities purchased	(202,714)	(518,386)
Principal payments and maturities of available-for-sale securities	213,198	125,259
Available-for-sale securities sold	44,041	—
Principal payments and maturities of held-to-maturity securities	41,400	22,382
Net cash paid out for acquistion	(35,221)	—
Proceeds from sales of real estate held for sale	2,000	1,602
Premises and equipment purchased, net	(1,146)	(2,867)

Net cash used by investing activities	(429,237)	(1,181,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts	263,725	252,454
Net increase in borrowings	148,894	315,000
Proceeds from exercise of common stock options	3,434	3,306
Dividends paid	(54,126)	(52,820)
Proceeds from Employee Stock Ownership Plan	990	1,344
Treasury stock purchased, net	(7,542)	—
Decrease in advance payments by borrowers for taxes and insurance	(11,392)	(9,896)

Net cash provided by financing activities	343,983	509,388
Increase (decrease) in cash and cash equivalents	24,638	(572,050)
Cash and cash equivalents at beginning of period	45,722	637,791

Cash and cash equivalents at end of period	$70,360	$65,741

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$4,066	$708
Cash paid during the period for
Interest	260,495	194,564
Income taxes	53,542	55,859

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30, 2007	June 30, 2006
	(In thousands)
The following summarizes the non-cash activities relating to the acquisition
Fair value of assets and intangibles acquired, including goodwill	$(576,750)	$—
Fair value of liabilities assumed	480,033	—

Cash paid out for acquisition	(96,717)	—
Plus cash acquired	61,496	—

Net cash paid out for acquisition	$(35,221)	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

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

NOTE B – Acquisitions

On February 13, 2007, the Company acquired 100% of the outstanding shares of First Federal Banc of the Southwest, Inc. (“First Federal”). The merger agreement provided for the merger of First Federal with and into the Company, followed by the merger of First Federal Bank, a federal savings bank and wholly owned subsidiary of First Federal, into the Company’s wholly owned subsidiary, Washington Federal Savings and Loan Association. As a result of the acquisition, Washington Federal added 180 employees and 13 branches; 11 in New Mexico and 2 in El Paso, Texas. The acquisition was accounted for as a purchase transaction with the total cash consideration funded through internal sources. The all-cash purchase price was $96,717,000. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition. Results of operations are included from the date of acquisition. The Company acquired assets with an estimated fair value of $576,750,000 and assumed liabilities with an estimated fair value of $480,033,000. The acquisition produced goodwill of $47,923,000 and a core deposit intangible of $4,882,000.

The balance of the Company’s intangible assets was as follows:

	Goodwill	Core Deposit Intangible	Non-Compete Agreements	Total
	(In thousands)
Balance at September 30, 2005	$54,484	$2,440	$335	$57,259
Amortization	—	(885)	(115)	(1,000)

Balance at September 30, 2006	54,484	1,555	220	56,259
First Federal acquisition	47,923	4,882	—	52,805
Amortization	—	(1,144)	(86)	(1,230)

Balance at June 30, 2007	$102,407	$5,293	$134	$107,834

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

The table below presents the estimated intangible asset amortization expense for the next four years (at which time all current intangible assets will be fully amortized):

Year ended September 30,	Amortization expense
(In thousands)
2007	$589
2008	2,220
2009	1,916
2010	702

On July 2, 2007, the Company announced the signing of a definitive merger agreement to acquire First Mutual Bancshares (“First Mutual”). The merger agreement calls for the merger of First Mutual with and into the Company, followed by the merger of First Mutual Bank into the Company’s wholly owned subsidiary, Washington Federal Savings, in a stock and cash transaction valued at approximately $189.8 million. First Mutual, headquartered in Bellevue, Washington with 12 branches in the greater Bellevue area, had total assets of $1.06 billion, total deposits of $771.6 million and total stockholders’ equity of $72.3 million as of March 31, 2007. The transaction is expected to close in the fourth calendar quarter of 2007, pending the receipt of all requisite regulatory approvals and the approval of First Mutual’s shareholders.

NOTE C – Dividends

On July 20, 2007 the Company paid its 98th consecutive quarterly cash dividend. Dividends per share amounted to 21.0 cents for the quarter ended June 30, 2007 compared with 20.5 cents for the same period one year ago.

NOTE D – Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities. Total comprehensive income for the quarters ended June 30, 2007 and 2006 totaled $18,476,000 and $20,328,000, respectively. Total comprehensive income for the nine months ended June 30, 2007 and 2006 totaled $88,885,000 and $78,650,000, respectively. The difference between the Company’s net income and total comprehensive income for the nine months ended June 30, 2007 equals the change in the net unrealized gain or loss on available-for-sale securities of $19,362,000. Net of tax of $7,115,000, the change was $12,247,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

NOTE E – Allowance for Losses on Loans

The following table summarizes the activity in the allowance for loan losses for the quarter and nine months ended June 30, 2007 and 2006:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Balance at beginning of period	$27,997	$24,810	$24,993	$24,756
Provision for (reversal of) loan losses	1,000	100	1,200	185
Charge-offs	(190)	—	(509)	(31)
Recoveries	3	—	3	—
Acquired reserves	—	—	3,123	—

Balance at end of period	$28,810	$24,910	$28,810	$24,910

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate and hold for investment fixed-rate single-family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At June 30, 2007, the Company had a negative one-year maturity gap of approximately 33% of total assets, compared to a 34% negative one-year maturity gap as of September 30, 2006.

The interest rate spread decreased to 2.12% at June 30, 2007 from 2.18% at September 30, 2006. The spread decreased primarily because weighted average rates on customer accounts increased by 27 basis points since September 30, 2006, however this was partially offset by an increase in the weighted average rates on earning assets of 11 basis points over the same period. As of June 30, 2007, the Company had grown total assets by $917,105,000, or 10.1%, from $9,069,020,000 at September 30, 2006, which included $576,750,000 of assets acquired through the merger with First Federal (see Note B). Cash and cash equivalents increased $24,638,000, or 53.9%, during the nine months ended June 30, 2007. Loans and mortgage-backed securities increased $1,077,832,000, or 12.7%, to $9,535,591,000 during the nine months ended June 30, 2007 as the Company grew long-term assets to mitigate the impact of increasing deposit costs. Included in the

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

aforementioned $1,077,832,000 increase in loans and mortgage-backed securities was $403,000,000 of loans acquired from First Federal. The remaining $674,832,000 of loan growth was funded primarily through organic deposit growth of $263,725,000 and a net increase in borrowings of $148,894,000. Cash and cash equivalents of $70,360,000 and stockholders’ equity of $1,295,416,000 provides management with flexibility in managing interest rate risk.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net worth at June 30, 2007 was $1,295,416,000, or 12.97% of total assets. This was an increase of $32,696,000 from September 30, 2006 when net worth was $1,262,720,000, or 13.92% of total assets. The increase in the Company’s net worth included $101,132,000 from net income. Net worth was reduced by $54,126,000 of cash dividend payments, a $12,247,000 increase in accumulated other comprehensive loss as a result of a decrease in market value of the Company’s available-for-sale investments and $7,542,000 used to repurchase stock.

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

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities decreased $29,468,000, or 2.0%, during the nine months ended June 30, 2007. For the nine months ended June 30, 2007 the Company purchased $247,971,000 of available-for-sale investment securities, which included $45,257,000 of securities acquired from First Federal. During the same period $44,041,000 of available-for-sale securities that were acquired in the purchase of First Federal were sold resulting in an $11,000 gain. There were no purchases or sales of held-to-maturity securities during the current period. As of June 30, 2007, the Company had net unrealized losses on available-for-sale securities of $18,222,000, net of tax, which were recorded as part of stockholders’ equity.

Loans receivable: During the nine months ended June 30, 2007, the balance of loans receivable increased 12.6% to $7,970,312,000 compared to $7,078,443,000 at September 30, 2006. Included in this growth was $403,000,000 of loans acquired from First Federal (see Note B). Those loans, in conjunction with the $488,869,000 of organic growth, was consistent with Management’s strategy to grow the loan portfolio to mitigate rising deposit costs. Permanent single-family residential loans as a percentage of total loans decreased to 69.1% at June 30, 2007 compared to 70.3% at September 30, 2006. The aggregate of construction and land loans (gross of loans in process) as a percentage of total loans increased to 22.9% at June 30, 2007 compared to 22.8% at September 30, 2006. Included in the period end gross loans balance was $139,820,000 of commercial real estate loans and other loans (non-real estate commercial loans and consumer loans) acquired through the merger with First Federal, which represented 1.6% of the total loan balance.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-performing assets: Non-performing assets increased 57.6% during the nine months ended June 30, 2007 to $12,074,000 from $7,660,000 at September 30, 2006. Non-performing assets as a percentage of total assets was .12% at June 30, 2007 compared to .08% at September 30, 2006. During the last ten years the Company’s average ratio of non-performing assets to total assets was .35%.

The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Company at the dates indicated.

	June 30, 2007	September 30, 2006
	(In thousands)
Restructured loans (1)	$256	$—
Nonaccrual loans:
Single-family residential	8,056	5,700
Construction	682	1,002
Land	132	126
Multi-family	149	353
Commercial real estate	286	—
Other	29	—

Total nonaccrual loans (2)	9,334	7,181
Total REO (3)	2,740	479

Total non-performing assets	$12,074	$7,660

Total non-performing assets and restructured loans	$12,330	$7,660

Total non-performing assets and restructured loans as a percentage of total assets	0.12%	0.08%

(1)	Performing in accordance with restructured terms.
(2)	The Company recognized interest income on nonaccrual loans of approximately $406,000 in the quarter ended June 30, 2007. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $526,000 for the quarter ended June 30, 2007.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the nonaccrual loans reflected in the above table, at June 30, 2007, the Company had $15,952,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed nonperforming, the Company’s ratio of total nonperforming assets and restructured loans as a percent of total assets would have increased to .28% at June 30, 2007.

(3)	Total REO (included in real estate held for sale on the Statement of Financial Condition) includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans.

Allocation of the allowance for loan losses: The following table shows the allocation of the Company’s allowance for loan losses at the dates indicated.

	June 30, 2007		September 30, 2006
	Amount	Loans to Total Loans[1]	Amount	Loans to Total Loans[1]
	(In thousands)
Real estate:
Single-family residential	$10,510	69.1%	$8,397	70.3%
Multi-family	5,109	6.4	5,061	6.9
Land	5,270	9.9	4,829	8.0
Construction	6,158	13.0	6,706	14.8
Commercial real estate	1,338	1.2	—	—
Other	425	0.4	—	—

	$28,810	100.0%	$24,993	100.0%

[1]	The percentage is based on gross loans before allowance for loan losses, loans in process and deferred loan origination costs.

Customer accounts: Customer accounts increased $643,230,000, or 12.1%, to $5,954,956,000 at June 30, 2007 compared with $5,311,726,000 at September 30, 2006. The increase included $379,505,000 of deposits acquired through the merger with First Federal (see Note B) and organic growth of $263,725,000.

FHLB advances and other borrowings: Total borrowings increased $247,867,000, or 10.5%, to $2,617,867,000 at June 30, 2007 compared with $2,370,000,000 at September 30, 2006. The increase included $150,000,000 of short-term borrowings (due within 30 days) and $98,973,000 of total borrowings acquired through the merger with First Federal (see Note B). See Interest Rate Risk on page 10.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net Income: The quarter ended June 30, 2007 produced net income of $34,265,000 compared to $35,337,000 for the same quarter one year ago, a 3.0% decrease. Net income for the nine months ended June 30, 2007 was $101,132,000 compared to $107,823,000 for the nine months ended June 30, 2006, a 6.2% decrease. The decrease for the quarter and nine months ended June 30, 2007 resulted primarily from higher operating expenses and taxes resulting from the acquisition of First Federal (See Note B).

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rate / Volume Analysis:

	Comparison of Quarters Ended 6/30/07 and 6/30/06			Comparison of Nine Months Ended 6/30/07 and 6/30/06
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loan portfolio	$20,417	$2,716	$23,133	$57,615	$9,310	$66,925
Mortgaged-backed securities	1,015	350	1,365	7,175	1,636	8,811
Investments(1)	(1,369)	609	(760)	(9,156)	1,414	(7,742)

All interest-earning assets	20,063	3,675	23,738	55,634	12,360	67,994

Interest expense:
Customer accounts	7,208	9,268	16,476	14,301	36,852	51,153
FHLB advances and other borrowings	4,343	106	4,449	15,232	752	15,984

All interest-bearing liabilities	11,551	9,374	20,925	29,533	37,604	67,137

Change in net interest income	$8,512	$(5,699)	$2,813	$26,101	$(25,244)	$857

(1)	Includes interest on cash equivalents and dividends on FHLB stock

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Loan Losses: The Company recorded a $1,000,000 provision for loan losses during the quarter ended June 30, 2007, while a $100,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $12,074,000 or .12% of total assets at June 30, 2007 compared to $6,243,000 or .07% of total assets one year ago. Total delinquencies over 30 days were $18,061,000, or .18% of total assets at June 30, 2007 compared to $13,594,000, or .14% of total assets at June 30, 2006. The increased provision was the result of increased loan balances as well as higher non-performing asset balances. The Company had net charge-offs of $187,000 for the quarter ended June 30, 2007 compared with no net charge-offs for the quarter ended June 30, 2006.

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	Quarter Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Beginning balance	$27,997	$24,810	$24,993	$24,756
Charge-offs:
Real Estate:
Single-family residential	—	—	—	31
Multi-family	—	—	34	—
Land	—	—	23	—
Construction	190	—	452	—
Commercial real estate	—	—	—	—
Other	—	—	—	—

	190	—	509	31

Recoveries:
Real Estate:
Single-family residential	—	—	—	—
Multi-family	—	—	—	—
Land	—	—	—	—
Construction	—	—	—	—
Commercial real estate	—	—	—	—
Other	3	—	3	—

	3	—	3	—

Net charge-offs (recoveries)	187	—	506	31
Provision (reversal of reserve) for loan losses	1,000	100	1,200	185
Acquired reserves	—	—	3,123	—

Ending balance	$28,810	$24,910	$28,810	$24,910

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%	0.01%	0.00%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income: The quarter ended June 30, 2007 produced total other income of $5,230,000 compared to $4,002,000 for the same quarter one year ago, a 30.7% increase. Total other income for the nine months ended June 30, 2007 was $11,655,000 compared to $10,796,000 for the nine months ended June 30, 2006, an 8.0% increase. Total other income for the quarter and nine months ended June 30, 2007 included a $1,756,000 and $2,481,000 gain on the sale of real estate held for investment, respectively, while total other income for the quarter and nine months ended June 30, 2006 included a $461,000 and $1,210,000 gain on the sale of real estate held for investment, respectively.

Other Expense: The quarter ended June 30, 2007 produced total other expense of $17,217,000 compared to $13,796,000 for the same quarter one year ago, a 24.8% increase. Total other expense for the nine months ended June 30, 2007 was $47,224,000 compared to $39,980,000 for the nine months ended June 30, 2006, an 18.1% increase. The increase in total other expense over the same comparable periods one year ago was primarily the result of compensation costs related to the additional employees brought on through the acquisition with First Federal, as well as higher organic payroll expenses. Additionally, general occupancy expenses and data processing costs increased due to the First Federal acquisition. Total other expense for the quarter and nine months ended June 30, 2007 equaled .70% and .66%, respectively, of average assets, compared to .64% and .63%, respectively, for the same periods one year ago. The number of staff, including part-time employees on a full-time equivalent basis, was 898 at June 30, 2007 and 761 at June 30, 2006; the increase primarily due to the acquisition of First Federal (see Note B).

Taxes: Income taxes increased $736,000, or 4.0%, and $103,000, or 0.2%, for the quarter and nine months ended June 30, 2007, respectively, when compared to the same periods one year ago. While the taxable income base for the quarter and nine months ended June 30, 2007 was $336,000, or 0.6%, and $6,588,000, or 4.0%, respectively, lower than the comparable periods one year ago, the Company settled a claim with the Internal Revenue Service during the nine months ended June 30, 2006 over the deductibility of supervisory goodwill that resulted in a reduction of income tax expense for that period. As a result, the effective tax rate for the quarter and nine months ended June 30, 2007 increased to 35.85% and 35.74%, respectively, from 34.20% for the same periods one year ago. The Company expects a 35.85% effective tax rate going forward for the remainder of the fiscal year.

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

The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2007 to April 30, 2007	71,700	$23.59	71,700	2,988,314
May 1, 2007 to May 31, 2007	—	—	—	2,988,314
June 1, 2007 to June 30, 2007	—	—	—	2,988,314

Total	71,700	$—	71,700	2,988,314

(1)	The Company’s only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 21,956,264 shares have been authorized for repurchase.

Item 3.	Defaults Upon Senior Securities

Not applicable

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART II – Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibits

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2007	/s/ Roy M. Whitehead
ROY M. WHITEHEAD
Chairman, President and Chief Executive Officer

August 8, 2007	/s/ Brent J. Beardall
BRENT J. BEARDALL
Senior Vice President and Chief Financial Officer