Form 10-K
period 2007-09-30
WASHINGTON FEDERAL INC
filed 2007-11-28
CIK 936528

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007.

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

Title of each class NA Name of each exchange on which registered NA

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

As of March 30 2007, the aggregate market value of the 86,688,481 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 638,162 shares held by all directors and executive officers of the Registrant as a group, was

$2,033,711,764. This figure is based on the closing sale price of $23.46 per share of the Registrant’s Common Stock on March 30, 2007, as reported in The Wall Street Journal on March 31, 2007.

Number of shares of Common Stock outstanding as of November 26, 2007: 87,436,307

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1) Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2007, are incorporated into Part II, Items 5-8 of this Form 10-K.

(2) Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 22, 2008 are incorporated into Part III, Items 10-14 of this Form 10-K.

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

General

Washington Federal, Inc. formed in November 1994, is a Washington corporation headquartered in Seattle, Washington. The Company is a non-diversified unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act (“HOLA”) that conducts its operations through a federally insured savings and loan association subsidiary, Washington Federal Savings. As used throughout this report, the terms “Washington Federal” or the “Company” refer to Washington Federal, Inc. and its consolidated subsidiaries.

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

The Company’s fiscal year end is September 30th. All references to 2007, 2006 and 2005 represent balances as of September 30, 2007, September 30, 2006 and September 30, 2005, or activity for the fiscal years then ended, respectively.

The business of Washington Federal consists primarily of attracting deposits from the general public and investing these funds in loans of various types, including first lien mortgages on single-family dwellings, construction loans, land acquisition and development loans, loans on multi-family and other income producing properties, home equity loans and business loans. It also invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations. Washington Federal has 135 full service branches located in Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. Through its subsidiaries, the Company is engaged in real estate investment and insurance brokerage activities.

On July 2, 2007, the Company announced the signing of a definitive merger agreement to acquire First Mutual Bancshares (“First Mutual”). First Mutual, headquartered in Bellevue, Washington has 12 branches in the greater Bellevue area. The transaction is expected to close in the first calendar quarter of 2008, pending the receipt of all requisite regulatory approvals.

The principal sources of funds for the Company’s activities are retained earnings, loan repayments (including prepayments), net deposit inflows, repayments and sales of investments and borrowings. Washington Federal’s principal sources of revenue are interest on loans, interest and dividends on investments. Its principal expenses are interest paid on deposits, general and administrative expenses, interest on borrowings and income taxes.

The Company’s growth has been generated both internally and as a result of 13 mergers and three assumptions of deposits completed in the Company’s history. On July 2, 2007, the Company announced the signing of a definitive merger agreement to acquire First Mutual Bancshares, Inc. (“First Mutual”). First Mutual, headquartered in Bellevue, Washington, is the bank holding company of First Mutual Bank, a Washington-chartered savings bank. First Mutual Bank has 12 branches in the greater Bellevue area. On October 11, 2007, the shareholders of First Mutual approved the merger agreement at a special meeting of shareholders. This transaction is expected to close in the fourth calendar quarter of 2007, pending the receipt of all requisite regulatory approvals. In February 2007, the Company completed its acquisition of First Federal Banc of the Southwest, Inc. (“First Federal”). First Federal was the holding company for First Federal Bank, a federal savings bank headquartered in Roswell, New Mexico.

The Company is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (“OTS”), as its chartering authority and primary federal regulator, and by the Federal Deposit Insurance Corporation (“FDIC”), which insures its deposits up to applicable limits. Such regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the deposits and the Deposit Insurance Fund (“DIF”) administered by the FDIC. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or the U.S. Congress, could have a significant impact on the Company and its operations. See “Regulation.”

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time frame if it will mature or reprice within that period of time. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets estimated to mature or reprice within a specific time frame and the amount of interest-bearing liabilities estimated to mature or reprice within that same period of time. In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in the cost of its interest-bearing liabilities than it would in the yield on its interest-earning assets, thus producing a decline in its net interest income. Conversely, in a declining rate environment, an institution with a negative gap would generally be expected to experience a lesser reduction in the yield on its interest-earning assets than it would in the cost of its interest-bearing liabilities, thus producing an increase in its net interest income. At September 30, 2007, the Company had a negative one-year gap of 33.0%, as compared to a negative one-year gap of 33.7% at September 30, 2006.

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

Washington Federal Savings’ ability to pay dividends is subject to regulatory limitations which, to the extent the Company requires such dividends in the future, may affect Washington Federal’s ability to pay dividends to its shareholders. Washington Federal is a separate legal entity from its subsidiary, Washington Federal Savings, and does not have significant operations of its own. The availability of dividends from Washington Federal Savings is limited by various statutes and regulations. It is possible, depending upon the financial condition of Washington Federal Savings and other factors, that the OTS, Washington Federal Savings’ primary regulator, could assert that payment of dividends or other payments may result in an unsafe or unsound practice. In the event Washington Federal Savings is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from Washington Federal Savings could adversely affect the Company’s financial condition, results of operations and prospects.

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

Difficulties in combining the operations of acquired companies with Washington Federal’s own operations may prevent it from achieving the expected benefits from its acquisitions. Washington Federal may not be able to achieve fully the strategic and operating efficiencies in an acquisition. Inherent uncertainties exist in the operations of an acquired entity. Although the Company seeks merger or acquisition partners that are culturally similar and have experienced management, it is possible that Washington Federal may lose customers or key personnel of acquired entities as a result of an acquisition. In addition, the market conditions where Washington Federal and its potential acquisition targets operate are highly competitive. These factors could contribute to Washington Federal not achieving the expected benefits from its acquisitions within desired time frames, if at all.

Average Statements of Financial Condition

	Year Ended September 30,
	2005			2006			2007
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)
Assets
Loans (1)	$5,531,687	$369,023	6.67%	$6,516,723	$439,338	6.74%	$7,634,825	$526,923	6.90%
Mortgage-backed securities	867,348	61,459	7.09	1,232,912	66,938	5.43	1,354,689	75,478	5.57
Investment securities (2)	971,553	31,032	3.19	496,361	23,607	4.76	264,345	15,525	5.87
FHLB stock	102,616	387.38		129,453	0	—	131,663	756	0.57

Total interest-earning assets	7,473,204	461,901	6.18	8,375,449	529,883	6.33	9,385,522	618,682	6.59
Other assets	223,881			195,679			272,300

Total assets	$7,697,085			$8,571,128			$9,657,822

Liabilities and Stockholders’ Equity
Checking accounts	$201,908	1,342.66%		$221,317	2,498	1.13%	$351,558	5,572	1.58%
Passbook and statement accounts	209,340	1,985.95		176,047	2,187	1.24	188,853	2,902	1.54
Insured money market accounts	919,551	15,154	1.65	828,789	21,788	2.63	748,436	22,309	2.98
Certificate accounts (time deposits)	3,320,582	96,677	2.91	3,892,353	152,276	3.91	4,408,864	212,237	4.81
Repurchase agreements with customers	35,131	668	1.90	29,284	856	2.92	21,567	817	3.79
FHLB advances	1,206,267	62,049	5.14	1,410,169	68,119	4.83	1,623,864	78,033	4.81
Securities sold under agreements to repurchase	458,082	17,381	3.79	630,411	24,516	3.89	785,753	31,962	4.07
Federal funds purchased	288	4	1.39	20,863	1,121	5.37	87,939	4,669	5.31

Total interest-bearing liabilities	6,351,149	195,260	3.07	7,209,233	273,361	3.79	8,216,834	358,501	4.36
Other liabilities	191,070			145,720			150,320

Total liabilities	6,542,219			7,354,953			8,367,154
Stockholders’ equity	1,154,866			1,216,175			1,290,668

Total liabilities and stockholders’ equity	$7,697,085			$8,571,128			$9,657,822

Net interest income/Interest rate spread		$266,641	3.11%		$256,522	2.54%		$260,181	2.23%

Net interest margin (3)			3.57%			3.06%			2.77%

(1)	The average balance of loans includes nonaccruing loans, interest on which is recognized on a cash basis. It also includes net accretion of deferred loan fees and costs of $21.0 million, $20.6 million and $18.1 million for years 2005, 2006 and 2007, respectively.
(2)	Includes cash equivalents and repurchase agreements.
(3)	Net interest income divided by average interest-earning assets.

Lending Activities

General. The Company’s net portfolio of loans totaled $8.2 billion at September 30, 2007, representing approximately 78% of its total assets. The Company concentrates its lending activities on the origination of conventional mortgage loans, which are loans that are neither insured nor guaranteed by agencies of the United States government.

Washington Federal’s lending activity is concentrated on the origination of loans secured by real estate, including long-term fixed-rate mortgage loans, adjustable-rate construction loans, adjustable-rate land development loans and fixed-rate multi-family loans.

The following table sets forth the composition of the Company’s gross loan portfolio, by loan type, as of September 30 for the years indicated.

	2003		2004		2005		2006		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
					(In thousands)
Loans secured by real estate:
Single-family residential	$3,851,720	74.3%	$3,982,632	71.2%	$4,630,411	70.2%	$5,416,501	70.3%	$6,091,261	69.7%
Multi-family	479,129	9.2	467,354	8.4	501,824	7.6	527,719	6.9	558,846	6.4
Land – acquisition and development	177,979	3.4	220,157	3.9	317,132	4.8	517,969	6.7	755,577	8.6
Land – consumer	39,235	0.8	77,193	1.4	121,489	1.8	148,842	1.9	159,001	1.8
Construction – speculative	387,502	7.5	489,325	8.7	629,594	9.6	716,828	9.3	707,503	8.1
Custom Construction	251,566	4.8	355,935	6.4	391,825	5.9	373,534	4.9	328,929	3.8
Commercial (3)	—	—	—	—	—	—	—	—	135,910	1.6

GROSS LOANS	$5,187,121	100.0%	$5,592,596	100.0%	$6,592,275	99.9%	$7,701,393	100.0%	$8,737,027	100.0%
Less LIP, Allowance and net def. costs & fees	(369,613)		(499,153)		(583,343)		(622,950)		(548,749)

NET LOANS	$4,817,508		$5,093,443		$6,008,932		$7,078,443		$8,188,278

(1)	Represents loans to builders / intended occupants for the purpose of financing the acquisition and development of single-family residences.
(2)	Represents loans to builders / intended occupants for the purpose of financing the construction of single-family or multi-family residences.
(3)	Represents Commercial real estate loans and commercial and industrial loans

The following table summarizes the scheduled contractual gross loan maturities for the Company’s total loan portfolio due for the periods indicated as of September 30, 2007. Amounts are presented prior to deduction of discounts, premiums, loans in process, deferred net loan origination fees and allowance for loan losses. Adjustable-rate loans are shown in the period in which loan principal payments are contractually due.

Contractual Maturities:

	Total	Less than 1 Year	1 to 5 Years	After 5 Years
	(In thousands)
Single-family residential	$6,091,261	$40,224	$175,275	$5,875,762
Multi-family	558,846	146,159	184,212	228,475
Land	914,578	684,839	73,218	156,521
Construction	1,036,432	720,381	3,130	312,921
Commercial	135,910	27,214	47,544	61,152

	$8,737,027	$1,618,817	$483,379	$6,634,831
Loans maturing after one year:
Adjustable-rate	$371,466
Fixed-rate	6,746,744

Total	$7,118,210

The original contractual loan payment period for residential mortgage loans originated by the Company normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans remain outstanding an average of less than seven years.

Lending Programs and Policies. The Company’s principal lending activity is the origination of real estate mortgage loans to purchase or refinance single-family residences. The Company also originates a significant number of construction and land development loans, along with multi-family residential and commercial loans. At September 30, 2007, single-family residential loans totaled $6.1 billion, or 70.0% of the Company’s gross loan portfolio; construction loans totaled $1.0 billion, or 12.0% of the Company’s gross loan portfolio; land development loans totaled $914 million, or 10.5% of the Company’s gross loan portfolio; multi-family loans totaled $559 million, or 6.4% of the Company’s gross loan portfolio; and commercial loans totaled $136 million, or 1.6% of the Company’s gross loan portfolio.

Due to an acquisition, the Company last year added non-residential real estate loans and business loans to its portfolio. The Company intends to retain and increase the loans outstanding in these segments.

Single-family residential loans. The Company primarily originates 30 year fixed-rate loans secured by single-family residences. Generally, these loans are made on terms, conditions and documentation that permit sale in the secondary market. Moreover, it is the Company’s general policy to include in the documentation evidencing its conventional mortgage loans a due-on-sale clause, which facilitates adjustment of interest rates on such loans when the property securing the loan is sold or transferred.

All of the Company’s mortgage lending is subject to written, nondiscriminatory underwriting standards, loan origination procedures and lending policies prescribed by the Company’s Board of Directors. Property valuations are required on all real estate loans. Appraisals are prepared by independent appraisers approved by the Company’s management, and reviewed by the Company’s staff. Property evaluations are sometimes utilized in lieu of an appraisal on single-family real estate loans of $250,000 or less and are prepared by the Company’s staff. Detailed loan applications are obtained to determine the borrower’s ability to repay and the more significant items on these applications are verified through the use of credit reports, financial statements or written confirmations. Depending on the size of the loan involved, a varying number of officers of the Company must approve the application before the loan can be granted.

Federal guidelines limit the amount of a real estate loan made by a federally-chartered savings institution, such as Washington Federal Savings, to a specified percentage of the value of the property securing the loan as determined by an evaluation at the time the loan is originated, referred to as the loan-to-value ratio. The guidelines provide that at the time of origination a real estate loan may not exceed 100% of the value of the security property. Maximum loan-to-value ratios for each type of real estate loan are established by the Company’s Board of Directors. When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, Washington Federal considers the additional risk inherent with these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total balance for loans with loan-to-value ratios exceeding 80% at September 30, 2007, was $454 million, with allocated reserves of $1.1 million.

Construction loans. The Company originates construction loans to finance construction of single-family and multi-family residences as well as commercial properties. These loans to builders are generally indexed to the Prime rate and normally have maturities of two years or less. Loans made to individuals for construction of their home generally are 30 year fixed rate loans. The Company’s policies provide that construction loans may be made for 80% or less of the appraised value of the property upon completion for residential construction loans. As a result of activity over the past three decades, the Company believes that it is a construction lender of choice by builders of single-family residences in its market areas. Because of this history, the Company has developed a staff with indepth land development and construction experience and working relationships builders that have been selected based on their operating histories and financial stability.

Construction lending is generally considered to involve a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers, as well as the effects of general economic conditions in the homebuilding industry. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. These loans are generally more difficult to evaluate and monitor.

Land loans. The Company’s land development loans are of a short-term nature and are generally made for 75% or less of the appraised value of the property. Funds are disbursed periodically at various stages of completion as authorized by the Company’s personnel. The interest rate on these loans generally adjusts every 90 days in accordance with a designated index.

Land development loans are generally considered to involve a higher degree of credit risk than long-term financing on owner-occupied real estate. Mitigation of risk of loss on a land development loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of development compared to the estimated cost (including interest) of development.

The Company’s permanent land loans (also called consumer lot loans) are generally made on improved land, with the intent of building a primary or secondary residence. These loans are limited to 80% or less of the appraised value of the property, up to a maximum loan amount of $350,000. The interest rate on permanent land loans is generally fixed for 20 years.

Multi-family residential loans. Multi-family residential (five or more dwelling units) loans generally are secured by multi-family rental properties, such as apartment buildings. In underwriting multi-family residential loans, the Company considers a number of factors, which include the projected net cash flow to the loan’s debt service requirement, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Multi-family residential loans are originated in amounts up to 75% of the appraised value of the property securing the loan.

Loans secured by multi-family residential real estate generally involve a greater degree of credit risk than single-family residential loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. The Company seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property’s income and debt service ratio. The Company generally limits its multi-family residential loans to $5.0 million on any one loan.

Commercial loans. The Company generally makes various types of secured commercial real estate and business loans to customers in its market area for the purposes of acquiring real estate, equipment or other business purposes. The terms of these loans generally range from less than one year to a maximum of ten years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to Prime or another market rate.

Commercial credit decisions are based upon the Company’s assessment of the borrower’s ability and willingness to repay along with an evaluation of the liquidity and marketability of collateral. Most such loans are extended to closely held businesses and the personal guaranty of the principals are usually obtained. Commercial loans have a relatively high risk of default and therefore generally carry a higher rate. Pricing of commercial loans is based on the credit risk of the borrower, and the adequacy of collateral, with consideration given to the overall relationship of the borrower, including deposits.

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

Origination and Purchase of Loans. The Company has general authority to lend anywhere in the United States; however, the primary lending areas are within the states of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas.

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

	2003	2004	2005	2006	2007
	(In thousands)
Loans originated (1):
Construction	$487,692	$580,882	$716,569	$704,314	$518,024
Land	163,533	244,048	358,863	458,538	486,091
Single-family residential	1,059,450	1,108,216	1,209,555	1,103,999	1,172,792
Multi-family	156,437	137,838	151,839	135,496	98,453
Commercial	—	—	—	—	26,585

Total loans originated	1,867,112	2,070,984	2,436,826	2,402,347	2,301,945
Loans purchased (2)	594,030	31,911	331,456	399,766	414,153
Loan principal repayments	(2,604,297)	(1,693,142)	(1,769,058)	(1,694,530)	(1,718,798)
Net change in loans in process, discounts, etc.	(87,301)	(133,818)	(83,735)	(38,072)	112,535

Net loan activity increase (decrease)	$(230,456)	$275,935	$915,489	$1,069,511	$1,109,835

Begining balance	$5,047,964	$4,817,508	$5,093,443	$6,008,932	$7,078,443
Ending balance	$4,817,508	$5,093,443	$6,008,932	$7,078,443	$8,188,278

(1)	Includes undisbursed loan in process and does not include savings account loans, which were not material during the periods indicated.
(2)	Includes loans acquired through acquisitions and whole loan purchases.

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

Nonperforming Assets. When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower. Contact is made after a payment is 30 days past due. In most cases, deficiencies are cured promptly. If the delinquency is not cured within 90 days, the Company may institute appropriate action to foreclose on the property. If foreclosed, the property will be sold at a public sale and may be purchased by the Company. There are circumstances under which the Company may choose to foreclose a deed of trust as mortgagee, and when this procedure is followed, certain redemption rights are involved.

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

Real estate acquired by foreclosure or deed-in-lieu thereof (“REO” or “Real Estate Owned”) is classified as real estate held for sale until it is sold. When property is acquired, it is recorded at the lower of carrying cost or fair value at the date of acquisition, and any writedown resulting therefrom is charged to the allowance for loan losses. Interest accrual ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expensed as incurred. Costs incurred for the improvement or development of such property are capitalized. See Note A to the Consolidated Financial Statements included in Item 8 hereof.

The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Company at the dates indicated.

	2003	2004	2005	2006	2007
	(In thousands)
Restructured loans (1)	$2,551	$803	$573	$0	$250
Nonaccrual loans:
Single-family residential	12,711	7,345	5,765	5,700	9,820
Construction	1,788	2,965	0	1,002	2,446
Land	1,439	252	403	126	1,809
Multifamily	—	322	420	353	148
Commercial	—	—	—	—	295

Total nonaccrual loans (2)	15,938	10,884	6,588	7,181	14,518
Total REO (3)	11,496	3,817	756	479	1,413

Total nonperforming assets	$27,434	$14,701	$7,344	$7,660	$15,931

Total nonperforming assets and restructured loans	$29,985	$15,504	$7,917	$7,660	$16,181

Total nonperforming assets and restructured loans as a percent of total assets	0.40%	0.22%	0.09%	0.08%	0.16%

(1)	Performing in accordance with restructured terms.
(2)	The Company recognized interest income on nonaccrual loans of approximately $500,000 in 2007. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $642,000 in 2007.

In addition to the nonaccrual loans reflected in the above table, at September 30, 2007, the Company had $26.2 million of loans that were less than 90 days delinquent but which were classified as substandard for one or more reasons. If these loans were deemed nonperforming, the Company’s ratio of total nonperforming assets and restructured loans as a percent of total assets would have been .41% at September 30, 2007. For a discussion of the Company’s policy for placing loans on nonaccrual status, see Note A to the Consolidated Financial Statements included in Item 8 hereof.

(3)	Total REO includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans.

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	September 30,
	2003	2004	2005	2006	2007
	(In thousands)
Beginning balance	$23,912	$25,806	$25,140	$24,756	$24,993
Charge-offs:
Single-family residential	566	338	154	226	40
Construction	683	146	90	20	1,025
Land	61	44	—	—	58
Multi-family	—	—	14	52	34
Commercial	—	—	—	—	—

	1,310	528	258	298	1,157
Recoveries:
Single-family residential	3	16	8	—	1
Construction	104	—	—	—	—
Land	—	77	—	—	—
Multi-family	—	—	—	—	—
Commercial	—	—	—	—	2

	107	93	8	—	3

Net charge-offs	1,203	435	250	298	1,154
Acquired through acquisition	1,597	—	—	—	3,123
Provision (reversal of reserve) for loan losses	1,500	(231)	(134)	535	1,558

Ending balance	$25,806	$25,140	$24,756	$24,993	$28,520

Ratio of net charge-offs to average loans outstanding	.03%	.01%	.01%	.01%	.02%

The following table sets forth the allocation of the Company’s allowance for loan losses at the dates indicated.

	September 30,
	2003		2004		2005		2006		2007
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(In thousands)
Allowance allocation:
Single-family residential	$9,940	74.3%	$8,517	71.2%	$8,643	70.2%	$8,397	70.3%	$10,083	69.6%
Multi-family	7,142	9.2	6,084	8.4	5,776	7.6	5,061	6.9	5,299	6.4
Land	2,929	4.2	3,470	5.3	3,360	6.7	4,829	8.0	5,642	10.5
Construction	5,795	12.3	7,069	15.1	6,977	15.5	6,706	14.8	5,879	11.9
Commercial	—	—	—	—	—	—	—	—	1,617	1.6
Unallocated	—		—		—		—		—

Total allowance for loan losses	$25,806		$25,140		$24,756		$24,993		$28,520

(1)	Represents the total amount of the loan category as a % of total loans outstanding.

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

Specific allowances are established in cases where management has identified conditions or circumstances related to a loan that management believes indicate the probability that a loss has been incurred.

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

The following table sets forth the composition of the Company’s investment portfolio at the dates indicated.

September 30,	2005		2006		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. government and agency obligations	$199,976	$204,411	$245,359	$248,426	$236,352	$232,285
State and political subdivisions	10,158	11,103	8,121	8,833	8,107	8,646
Agency mortgage-backed securities	1,081,314	1,073,938	1,391,933	1,375,690	1,430,208	1,409,881

	$1,291,448	$1,289,452	$1,645,413	$1,632,949	$1,674,667	$1,650,812

The investment portfolio at September 30, 2007 was categorized by maturity as follows:

	Amortized Cost	Wtd Avg Yield
	(In thousands)
Due in less than one year	$103,685	6.97%
Due after one year through five years	52,498	7.01
Due after five years through 10 years	7,792	6.39
Due after 10 years	1,510,692	5.94

	$1,674,667	6.04%

Sources of Funds

General. Deposits are the primary source of the Company’s funds for use in lending and other general business purposes. In addition to deposits, Washington Federal derives funds from loan repayments, advances from the FHLB and other borrowings and, to a lesser extent, from investment repayments and sales. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds, such as deposit inflows at less than projected levels. They may also be used on a longer-term basis to support expanded activities.

Deposits. The Company chooses to rely on term certificate accounts and other deposit alternatives that have no fixed term and pay interest rates that are more responsive to market interest rates than passbook accounts. This greater variety of deposits allows the Company to be more competitive in obtaining funds and to more effectively manage its liabilities.

Certificates with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year but less than four years, the penalty is 180 days of interest. When the maturity is greater than 4 years, the penalty is 365 days interest. Early withdrawal penalties during 2005, 2006 and 2007 amounted to approximately $570,000, $991,000 and $1,005,000, respectively.

The Company offers two checking account products; the accounts pay interest on monthly average balances over $1,000 and $10,000 respectively.

The Company’s deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. The Company does not advertise for deposits outside of these states. At September 30, 2007, approximately 1.0% of the Company’s deposits were held by nonresidents of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas.

The following table sets forth certain information relating to the Company’s savings deposits at the dates indicated.

	September 30,
	2005		2006		2007
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)
Balance by interest rate:
Checking accounts	$205,482	1.00%	$235,714	1.87%	$409,098	1.90%
Passbook and statement accounts	191,919	1.25	161,098	1.25	198,876	1.70
Money market accounts	871,945	2.40	743,317	2.93	739,554	2.85

	1,269,346		1,140,129		1,347,528
Fixed-rate certificates:
Under 1.00%	—		—		—
1.00% to 1.99%	25,837		252		—
2.00% to 2.99%	1,085,095		36,936		4,228
3.00% to 3.99%	2,187,450		833,968		150,926
4.00% to 4.99%	343,029		2,132,966		1,283,837
5.00% to 5.99%	88,847		1,140,957		3,190,141
6.00% and above	2,568		500		2,389

	3,732,826		4,145,579		4,631,521

	$5,002,172		$5,285,708		$5,979,049

The following table sets forth, by various interest rate categories, the amount of certificates of deposit of the Company at September 30, 2007, which mature during the periods indicated.

	Maturing in
	1 to 3 Months	4 to 6 Months	7 to 12 Months	13 to 24 Months	25 to 36 Months	37 to 60 Months	Total
	(In thousands)
Fixed-rate certificates:
Under 1.00%	$—	$—	$—	$—	$—	$—	$—
1.00 to 1.99%
2.00 to 2.99%	3,481	586	161				4,228
3.00 to 3.99%	37,154	23,596	64,777	25,396	3		150,926
4.00 to 4.99%	365,481	309,127	248,361	136,451	108,998	115,419	1,283,837
5.00 to 5.99%	855,442	1,221,040	1,043,540	46,354	340	23,425	3,190,141
6.00 and above				2,389			2,389

Total	$1,261,558	$1,554,349	$1,356,839	$210,590	$109,341	$138,844	$4,631,521

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

At September 30, 2007, the Company had $1.4 billion of certificates of deposit in amounts of $100,000 or more outstanding, maturing as follows: $394 million within 3 months; $474 million over 3 months through 6 months; $457 million over 6 months through 12 months; and $120 million thereafter.

The following table sets forth the customer account and customer repurchase activities of the Company for the years indicated.

	September 30,
	2005	2006	2007
	(In thousands)
Deposits	$2,622,572	$2,932,389	$2,617,541
Acquired Deposits	—	—	379,090
Withdrawals	(2,317,251)	(2,831,908)	(2,555,597)

Net increase (decrease) in deposits before interest credited	305,321	100,481	441,034
Interest credited	115,826	179,740	244,025

Net increase in customer accounts	$421,147	$280,221	$685,059

Borrowings. The Company obtains advances from the FHLB upon the security of the FHLB capital stock it owns and certain of its home mortgages, provided certain standards related to credit worthiness have been met. See “Regulation—Washington Federal Savings—Federal Home Loan Bank System” below. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Company’s creditworthiness. The FHLB is required to review its credit limitations and standards at least annually. FHLB advances have, from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand Washington Federal’s lending program. The Company had $1.761 billion of FHLB advances outstanding at September 30, 2007.

The Company also uses reverse repurchase agreements as a form of borrowing. Under reverse repurchase agreements, the Company sells an investment security to a dealer for a period of time and agrees to buy back that security at the end of the period and pay the dealer a stated interest rate for the use of the dealer’s funds. The amount of securities sold under such agreements depends on many factors, including the terms available for such transactions, the perceived ability to apply the proceeds to investments yielding a higher return, the demand for the securities and management’s perception of trends in interest rates. The Company had $800 million of securities sold under such agreements at September 30, 2007. See Note I to the Consolidated Financial Statements included in Item 8 hereof for additional information.

The Company may need to borrow funds for short periods of time to meet day-to-day financing needs. In these instances, funds are borrowed from other financial institutions for periods generally ranging from 1 to 7 days at the then current borrowing rate. At September 30, 2007, the Company had $275 million of such short-term borrowings.

The Company also offers two forms of repurchase agreements to its customers. One form has an interest rate that floats like a money market deposit account. The other form has a fixed rate and is offered in a minimum denomination of $100,000. Both forms are fully collateralized by securities. These obligations are not insured by FDIC and are classified as borrowings for regulatory purposes. The Company had $17.7 million of such agreements outstanding at September 30, 2007.

The following table presents certain information regarding borrowings of Washington Federal for the years indicated.

	September 30,
	2005	2006	2007
	(In thousands)
Federal funds and securities sold to dealers under agreements to repurchase:
Average balance outstanding	$458,370	$651,274	$873,692
Maximum amount outstanding at any month-end during the period	655,000	870,000	1,175,000
Weighted-average interest rate during the period (1)	3.79%	3.94%	4.19%
FHLB advances:
Average balance outstanding	$1,206,267	$1,410,169	$1,623,864
Maximum amount outstanding at any month-end during the period	1,230,000	1,500,000	1,800,000
Weighted-average interest rate during the period (1)	5.14%	4.83%	4.81%
Securities sold to customers under agreements to repurchase:
Average balance outstanding	$35,131	$29,284	$21,567
Maximum amount outstanding at any month-end during the period	40,811	31,222	24,758
Weighted-average interest rate during the period (1)	1.90%	2.92%	3.79%
Total average borrowings	$1,699,480	$2,090,727	$2,519,123
Weighted-average interest rate on total average borrowings (1)	4.71%	4.53%	4.58%

(1)	Interest expense divided by average daily balances.

Other Ratios

The following table sets forth certain ratios related to the Company for the periods indicated.

	September 30,
	2005	2006	2007
Return on assets (1)	1.90%	1.67%	1.40%
Return on equity (2)	12.63	11.77	10.46
Average equity to average assets	15.00	14.19	13.36
Dividend payout ratio (3)	46.99	49.39	53.90

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share divided by net income per share.

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

	September 30,
	2005 vs. 2004 Increase (Decrease) Due to			2006 vs. 2005 Increase (Decrease) Due to			2007 vs. 2006 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)			(In thousands)
Interest income:
Loan portfolio	$41,516	$(3,460)	$38,056	$66,399	$3,916	$70,315	$76,942	$10,643	$87,585
Mortgage-backed securities	16,878	(3,973)	12,905	22,052	(16,573)	5,479	6,772	1,768	8,540
Investments (1)	(13,614)	10,782	(2,832)	(15,319)	7,507	(7,812)	(9,296)	1,970	(7,326)

All interest-earning assets	44,780	3,349	48,129	73,132	(5,150)	67,982	74,418	14,381	88,799

Interest expense:
Customer accounts	2,339	27,388	29,727	17,502	46,277	63,779	21,479	42,753	64,232
FHLB advances and other borrowings	1,261	(5,481)	(4,220)	18,135	(3,813)	14,322	20,073	835	20,908

All interest-bearing liabilities	3,600	21,907	25,507	35,637	42,464	78,101	41,552	43,588	85,140

Change in net interest income	$41,180	$(18,558)	$22,622	$37,495	$(47,614)	$(10,119)	$32,866	$(29,207)	$3,659

(1)	Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle.

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

The following table shows the estimated repricing periods for earning assets and paying liabilities.

	Repricing Period
	Within One Year	After 1 year - before 4 Years	Thereafter	Total
		(In thousands)
As of 9/30/07
Earning Assets *	$2,751,936	$2,062,243	$5,221,935	$10,036,114
Paying Liabilities	(6,145,182)	(1,168,369)	(1,519,213)	(8,832,764)

Excess (Liabilities) Assets	$(3,393,246)	$893,874	$3,702,722
Excess as % of Total Assets	-33.0%
Policy limit for one year excess	-60.0%

*	Asset repricing period includes estimated prepayments based on historical activity

At September 30, 2007, the Company had approximately $3.4 billion more liabilities subject to repricing in the next year than assets, which amounted to a negative maturity gap of 33% of total assets. As of September 30, 2006, the amount of excess liabilities subject to repricing within one year was approximately $3.1 billion or 34% of total assets. The increase of approximately $337 million of liabilities in excess of assets repricing within one year was due to continued growth of long term assets and funded primarily by shorter term liabilities. By having an excess of liabilities repricing within one year over assets, the Company is subject to decreasing net interest income should interest rates rise. However, if the size and/or mix of the balance sheet changes, rising rates may not cause a decrease in net interest income.

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

September 30, 2007

Change in Interest Rates	Estimated NPV Amount	Estimated Increase (Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)		(In thousands)
+300	$593,175	$(745,189)	6.44%
+200	853,383	(484,981)	8.92
+100	1,116,095	(222,269)	11.24
0	1,338,364	—	13.03
-100	1,457,798	119,434	13.85

September 30, 2006

Change in Interest Rates	Estimated NPV Amount	Estimated Increase (Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)		(In thousands)
+300	$518,988	$(853,596)	6.51%
+200	800,972	(571,612)	9.61
+100	1,093,653	(278,931)	12.54
0	1,372,584	—	15.08
-100	1,519,443	146,859	16.22

At September 30, 2007, the Company’s NPV decreased slightly compared to the prior year. This decrease was primarily the result of the growth in long term borrowings. If in the future the Company chooses to continue to leverage its balance sheet by increasing short-term borrowings and investing in longer-term assets (30-year mortgage loans or mortgage-backed securities), the Company’s NPV sensitivity will increase.

Certain assumptions were used in preparing the above table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under the various interest rate scenarios. Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth above.

The NPV analysis presented assumes zero balance sheet growth and constant percentage composition of assets and liabilities (actual results will differ from this assumption). Prepayment rates are derived from market prepayment rates observed on or about the measurement date. As of September 30, 2007, the estimated prepayment rate for both a 30 year fixed-rate mortgage and a 30 year fixed-rate mortgage-backed security with rates from 6% to 7% was 15% in the base case, and 9% in the +200 basis point shift.

The following table sets forth Company guidelines for interest rate risk measured by NPV after shifts in interest rates:

Rate Shock	Minimum NPV Limit
(Basis Points)
+300	-0-
+200	3.0%
+100	5.0%
-0-	6.0%
-100	7.0%

As of September 30, 2007 and 2006, the Company’s estimated NPV exceeded the above guidelines.

Subsidiaries

Washington Federal, is a unitary thrift holding company that conducts its primary business through its only subsidiary, Washington Federal Savings. Washington Federal Savings has three active wholly owned subsidiaries which are discussed further below.

Washington Federal Savings is permitted by current federal regulations to invest an amount up to 2% of its assets in stock, paid-in surplus and unsecured loans in service corporations. Washington Federal Savings may invest an additional 1% of its assets when the additional funds are utilized for inner-city or community development purposes. In addition, federally-chartered savings institutions that are in compliance with regulatory capital requirements and other conditions may make loans to service corporations in an aggregate amount of up to 50% of the institution’s capital as defined in federal regulations.

At September 30, 2007, Washington Federal Savings was authorized under the current regulations to have a maximum investment of $205.7 million in its service corporations, exclusive of the additional 1% of investment assets permitted for inner-city or community development purposes but inclusive of the ability to make loans to its subsidiaries. On September 30, 2007, Washington Federal Savings’ investment in, and unsecured loans to, its wholly owned service corporations amounted to $3.7 million.

Washington Services, Inc., a wholly owned subsidiary of Washington Federal Savings, is continuing its investment in developable land zoned light industrial in the technology corridor of South Snohomish County, Washington. Based upon the sales history of this development, the Company believes the net realizable value from the sale of the remaining properties exceeds the subsidiary’s basis in these properties.

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

A savings institution is required to deduct the amount of the investment in, and extensions of credit to, a subsidiary engaged in any activities not permissible for national banks. Because the acquisition and development of real estate is not a permissible activity for national banks, the investments in, and loans to, the subsidiary of the institution which is engaged in such activities are subject to exclusion from the capital calculation. See “Regulation—Washington Federal Savings—Regulatory Capital Requirements” below.

Employees

As of September 30, 2007, the Company had approximately 886 employees, including the full-time equivalent of 22 part-time employees and its service corporation employees. None of these employees are represented by a collective bargaining agreement, and the Company has enjoyed harmonious relations with its personnel.

Regulation

Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company and Washington Federal Savings. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Certain federal banking laws have been recently amended. See “Regulation—The Company—Financial Modernization” below.

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

Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company that holds only one subsidiary savings institution; however, if the savings institution subsidiary of such a holding company fails to meet a QTL test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See “Washington Federal Savings—Qualified Thrift Lender Test” below.

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

The investment and lending authority of Washington Federal Savings is prescribed by federal laws and regulations, and it is prohibited from engaging in any activities not permitted by such laws and regulations. In particular, many types of lending authority for federal savings associations are limited to a specified percentage of the institution’s capital or assets.

Insurance of Deposit Accounts. Deposit accounts in Washington Federal Savings are insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Washington Federal Savings’ deposits, therefore, are subject to FDIC deposit insurance assessments. Recent legislation, among other things, has increased the amount of federal deposit insurance coverage for certain types of accounts while preserving the $100,000 coverage limit for individual accounts and municipal deposits. The legislation also gives the FDIC flexibility to adjust the insurance fund reserve ratio between 1.15% and 1.50% of estimated insured deposits, depending on projected losses, economic changes and assessment ratios at the end of a calendar year, and allows for dividends to insured institutions whenever reserve ratios exceed specified levels.

Effective January 1, 2007, the FDIC adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation will enable the FDIC to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the FDIC will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating for larger institutions. The new rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits. At the same time, the FDIC adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

In addition, all insured institutions are required to pay assessments to the FDIC at an annual Financing Corporation rate (currently, 0.0122% of insured deposits) to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

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

For information regarding Washington Federal Savings’ compliance with each of these three capital requirements at September 30, 2007, see Note M to the Consolidated Financial Statements included in Item 8 hereof.

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

Prompt Corrective Action. Under federal law, each federal banking agency has implemented a system of prompt corrective action for institutions that it regulates. Under OTS regulations, an institution shall be deemed to be: (i) well capitalized if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well capitalized; (iii) undercapitalized if it has total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) significantly undercapitalized if it has total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OTS to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. (The FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 2007, Washington Federal Savings exceeded the requirements of a well capitalized institution.

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

Under current legislation and applicable regulations, any savings institution is a QTL if: (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Internal Revenue Code (which generally requires that at least 60% of the institution’s assets constitute housing-related and other qualifying assets) or (ii) at least 65% of the institution’s portfolio assets (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At September 30, 2007, Washington Federal Savings was in compliance with the QTL test set forth in the HOLA.

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

Restrictions on Capital Distributions. OTS regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition; or

•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company, such as Washington Federal Savings, must still file a notice with the OTS at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

The OTS may disapprove a notice or application if:

•	the savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution, if after making such distribution the institution would be undercapitalized. Washington Federal Savings does not believe that these regulations will adversely affect its ability to make capital distributions.

Federal Home Loan Bank System. Washington Federal Savings is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 2007, the Company’s advances from the FHLB amounted to $1.761 billion.

As a member, the Company is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to 3.50% of FHLB advances outstanding and .75% of mortgage loans and pass-through securities. At September 30, 2007, the Company had $129.5 million in FHLB Seattle stock, which was in compliance with this requirement.

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

The state of Texas has a corporate franchise tax with a statutory rate of 1.0% of marginal apportionable income.

The state of New Mexico has a corporate income tax with statutory rates ranging from 4.8% to 7.6% over $1 million of apportionable income

Availability of Financial Data

Under the Securities Exchange Act of 1934, Washington Federal is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document Washington Federal files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Washington Federal files electronically with the SEC.

Washington Federal makes available, free of charge through its website, its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Additionally, the Company has adopted and posted on its website a code of ethics that applies to its senior financial officers. The Company’s website also includes the charters for its audit committee and nominating committee. The address for the Company’s website is www.washingtonfederal.com. The Company will provide a printed copy of any of the aforementioned documents to any requesting shareholder.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company owns the building in which its principal executive offices are located in Seattle, Washington. The following table sets forth certain information concerning the Company’s offices:

Location	Number of Offices	Building		Net Book Value at September 30, 2007 (2)
		Owned	Leased (1)
				(In thousands)
Washington	42	29	13	$30,061
Idaho	16	16	—	5,568
Oregon	28	17	11	8,240
Utah	10	6	4	2,804
Arizona	20	13	7	12,084
Texas	3	1	2	2,370
New Mexico	13	11	2	13,018
Nevada	3	—	3	662

Total	135	93	42	$74,807

(1)	The leases have varying terms expiring from 2008 through 2070, including renewal options.
(2)	Amount represents the net book value of all land, property and equipment owned by the Company and the book value of leasehold improvements, where applicable.

Washington Federal evaluates on a continuing basis the suitability and adequacy of its offices, both branches and administrative centers, and has opened, relocated, remodeled or closed them as necessary to maintain efficient and attractive premises.

Washington Federal’s net investment in premises, equipment and leaseholds was $74.8 million at September 30, 2007.

Item 3.	Legal Proceedings

The Company is involved in legal proceedings occurring in the ordinary course of business that in the aggregate are believed by management to be immaterial to the financial statements of the Company. The effects of legal proceedings did not have a material impact on the statements of operations for any of the three years ended September 30, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required herein, with the exception of the table below, is incorporated by reference from page 38 of the Company’s Annual Report to Stockholders for 2007 (“Annual Report”), which is included herein as Exhibit 13.

The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2007 to July 31, 2007	100,000	$23.07	—	—
August 1, 2007 to August 31, 2007	—	—	—	—
September 1, 2007 to September 30, 2007	—	—	—	—

Total	100,000	$23.07	—	2,888,314

(1)	The Company’s only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 21,956,264 shares have been authorized for purchase.

Item 6.	Selected Financial Data

The information required herein is incorporated by reference from page 11 of the Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference on pages 5 through 10 of the Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required herein is incorporated by reference to Interest Rate Risk commencing on page 20 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required herein are incorporated by reference from pages 12 through 36 of the Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The annual Management’s Report on Internal Control over Financial Reporting and the Attestation report of the Company’s Registered Public Accounting Firm required herein is incorporated by reference on pages 35 and 36 of the Annual Report.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference to pages 5 through 14 of the Proxy Statement dated December 14, 2007, for the Company’s annual meeting of stockholders to be held on January 22, 2008 (“Proxy Statement”).

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

The information required herein is incorporated by reference to pages 15 through 29 of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference to pages 3 through 9 of the Proxy Statement.

The information required in this item 12 regarding equity compensation plans is incorporated by reference to Note L on pages 28 through 30 of the Annual Report.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference to page 30 of the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required herein is incorporated by reference to page 31 of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are incorporated herein by reference from pages 12 through 36 of the Annual Report.

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of September 30, 2007 and 2006

Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2007

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended September 30, 2007

Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2007

(a)(2) There are no financial statement schedules filed herewith.

(a)(3) The following exhibits are filed as part of this report:

No.	Exhibit	Page/ Footnote
3.1	Restated Articles of Incorporation of the Company	(1)

3.1.1	Amended Article 3 of the Restated Articles of Incorporation of the Company	(2)

3.2	Bylaws of the Company	(1)

4	Specimen Common Stock Certificate The Company has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Annual Report on Form 10-K. The Company agrees to furnish copies to the SEC upon request.	(1)

10.1	1982 Employee Stock Compensation Program*	(1)

10.2	1987 Stock Option and Stock Appreciation Rights Plan*	(1)

10.3	1994 Stock Option and Stock Appreciation Rights Plan*	(1)

10.4	2001 Long-Term Incentive Plan*	(3)

10.5	Form of award agreement for restricted stock for 2001 Long Term Incentive Plan *	(4)

10.6	Form of award agreement for stock options for all plans*	(4)

13	Annual Report to Stockholders

21	Subsidiaries of the Company - Reference is made to Item 1, “Business - Subsidiaries” for the required information

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002

*	Management contract or compensation plan
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 8-B filed with the SEC on January 26, 1995.
(2)	Incorporated by reference from Registrant’s 2006 Annual Report on Form 10-K filed on November 22, 2006
(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 23, 2002.
(4)	Incorporated by reference from Registrant’s 2005 Annual Report on Form 10-K filed on November 8, 2005.
(c)	See (a)(3) above for all exhibits filed herewith and the Exhibit Index.
(d)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON FEDERAL, INC.

November 26, 2007	By:	/s/ Roy M. Whitehead
Roy M. Whitehead, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John F. Clearman	November 26, 2007
John F. Clearman, Director

/s/ Derek L. Chinn	November 26, 2007
Derek L. Chinn, Director

/s/ H. Dennis Halvorson	November 26, 2007
H. Dennis Halvorson, Director

/s/ Anna C. Johnson	November 26, 2007
Anna C. Johnson, Director

/s/ Thomas J. Kelley	November 26, 2007
Thomas J. Kelley, Director

/s/ Thomas F. Kenney	November 26, 2007
Thomas F. Kenney, Director

/s/ Charles R. Richmond	November 26, 2007
Charles R. Richmond, Director

/s/ Barbara L. Smith	November 26, 2007
Barbara L. Smith, Director

/s/ Roy M. Whitehead	November 26, 2007
Roy M. Whitehead, Director, Chairman, President and Chief Executive Officer

/s/ Brent J. Beardall	November 26, 2007
Brent J. Beardall, CPA Executive Vice President and Chief Financial Officer