Form 10-Q
period 2007-12-31
WASHINGTON FEDERAL INC
filed 2008-02-04
CIK 936528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at January 31, 2008
Common stock, $1.00 par value	87,457,008

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I

Item 1.	Financial Statements (Unaudited)

The Condensed Consolidated Financial Statements of Washington Federal, Inc. and Subsidiaries filed as a part of the report are as follows:

	Consolidated Statements of Financial Condition as of December 31, 2007 and September 30, 2007	Page 3

	Consolidated Statements of Operations for the quarters ended December 31, 2007 and 2006	Page 4

	Consolidated Statements of Cash Flows for the quarters ended December 31, 2007 and 2006	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 16

Item 4.	Controls and Procedures	Page 17

PART II

Item 1.	Legal Proceedings	Page 18

Item 1A.	Risk Factors	Page 18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 18

Item 3.	Defaults Upon Senior Securities	Page 18

Item 4.	Submission of Matters to a Vote of Security Holders	Page 19

Item 5.	Other Information	Page 19

Item 6.	Exhibits	Page 19

	Signatures	Page 20

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	December 31, 2007	September 30, 2007
	(In thousands, except per share data)
ASSETS
Cash and cash equivalents	$56,779	$61,378
Available-for-sale securities, including encumbered securities of $764,107 and $700,955, at fair value	1,645,972	1,515,688
Held-to-maturity securities, including encumbered securities of $74,185 and $58,647, at amortized cost	135,015	138,373
Loans receivable, net	8,355,814	8,188,278
Interest receivable	49,208	49,611
Premises and equipment, net	75,385	74,807
Real estate held for sale	5,656	4,873
FHLB stock	132,084	132,397
Intangible assets, net	106,669	107,245
Other assets	14,059	12,767

	$10,576,641	$10,285,417

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Customer accounts
Savings and demand accounts	$6,048,612	$5,979,049
Repurchase agreements with customers	17,319	17,736

	6,065,931	5,996,785
FHLB advances	1,908,912	1,760,979
Other borrowings	1,120,000	1,075,000
Advance payments by borrowers for taxes and insurance	13,496	31,824
Federal and state income taxes .	61,242	38,032
Accrued expenses and other liabilities	65,029	64,670

	9,234,610	8,967,290
Stockholders' equity
Common stock, $1.00 par value, 300,000,000 shares authorized;
104,954,972 and 104,921,450 shares issued;
87,475,272 and 87,441,750 shares outstanding	104,955	104,921
Paid-in capital	1,255,405	1,254,490
Accumulated other comprehensive loss, net of taxes	(4,768)	(13,033)
Treasury stock, at cost; 17,479,700 shares	(213,934)	(213,934)
Retained earnings	200,373	185,683

	1,342,031	1,318,127

	$10,576,641	$10,285,417

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended December 31,
	2007	2006
	(In thousands, except per share data)
INTEREST INCOME
Loans	$140,505	$123,175
Mortgage-backed securities	21,962	19,075
Investment securities and cash equivalents	4,125	3,226

	166,592	145,476
INTEREST EXPENSE
Customer accounts	65,970	55,948
FHLB advances and other borrowings	35,329	27,138

	101,299	83,086

Net interest income	65,293	62,390
Provision for loan losses	1,000	50

Net interest income after provision for loan losses	64,293	62,340
OTHER INCOME
Other	4,387	3,134

	4,387	3,134
OTHER EXPENSE
Compensation and fringe benefits	11,118	9,535
Occupancy	2,239	1,960
Other	3,862	2,457

	17,219	13,952
Gain (loss) on real estate acquired through foreclosure, net	(24)	236

Income before income taxes	51,437	51,758
Income taxes	18,389	18,374

NET INCOME	$33,048	$33,384

PER SHARE DATA
Basic earnings	$0.38	$0.39
Diluted earnings	.38	.38
Cash dividends	.210	.205
Weighted average number of shares outstanding, including dilutive stock options	87,614,498	87,586,910

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended
	December 31, 2007	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES	(In thousands)
Net income	$33,048	$33,384
Adjustments to reconcile net income to net cash provided by operating activities
Amortization (accretion) of fees, discounts, premiums and intangible assets, net	103	(545)
Depreciation	885	690
Stock option compensation expense	272	255
Provision for loan losses	1,000	50
Loss (gain) on investment securities and real estate held for sale, net	24	(236)
Decrease in accrued interest receivable	403	165
Increase in income taxes payable	18,407	18,373
FHLB stock dividends	(39)	—
Decrease (increase) in other assets	(1,292)	123
Increase (decrease) in accrued expenses and other liabilities	359	(4,108)

Net cash provided by operating activities	53,170	48,151
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated
Single-family residential loans	(286,589)	(232,257)
Construction loans	(62,430)	(155,146)
Land loans	(32,019)	(101,919)
Multi-family loans	(19,160)	(25,984)
Commercial real estate loans	(2,813)	—
Other loans	(2,798)	—

	(405,809)	(515,306)
Savings account loans originated	(1,826)	(699)
Loan principal repayments	331,555	372,186
Decrease in undisbursed loans in process	(92,899)	(23,465)
Loans purchased	(915)	(10)
FHLB stock redemption	352	—
Available-for-sale securities purchased	(151,093)	(25,000)
Principal payments and maturities of available-for-sale securities	33,733	90,344
Principal payments and maturities of held-to-maturity securities	3,394	32,375
Proceeds from sales of real estate held for sale	1,269	223
Premises and equipment sold (purchased), net	(1,463)	119

Net cash used by investing activities	(283,702)	(69,233)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts	69,146	46,312
Net increase in borrowings	192,933	20,000
Proceeds from exercise of common stock options	540	782
Dividends paid	(18,358)	(17,905)
Decrease in advance payments by borrowers for taxes and insurance	(18,328)	(15,800)

Net cash provided by financing activities	225,933	33,389
Increase (decrease) in cash and cash equivalents	(4,599)	12,307
Cash and cash equivalents at beginning of period	61,378	45,722

Cash and cash equivalents at end of period	$56,779	$58,029

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$2,076	$475
Cash paid during the period for
Interest	101,593	84,733
Income taxes	8	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

NOTE A – Basis of Presentation

The consolidated unaudited interim financial statements included in this report have been prepared by Washington Federal, Inc. (“Company”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The September 30, 2007 Consolidated Statement of Financial Condition was derived from audited financial statements.

Effective October 1, 2007, the Company adopted FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (FIN 48). The adoption of FIN 48 had no material impact on the Company’s financial position or results of operations.

The information included in this Form 10-Q should be read in conjunction with Company’s 2007 Annual Report on Form 10-K (“2007 Form 10-K”) as filed with the SEC. Interim results are not necessarily indicative of results for a full year.

NOTE B – Acquisitions

On July 2, 2007, the Company announced the signing of a definitive merger agreement to acquire First Mutual Bancshares, Inc. (“First Mutual”). First Mutual, headquartered in Bellevue, Washington, is the bank holding company of First Mutual Bank, a Washington-chartered savings bank. The merger agreement provides for the merger of First Mutual with and into the Company, followed by the merger of First Mutual Bank with and into Washington Federal Savings, in a stock and cash transaction valued at approximately $189.8 million. First Mutual has 12 branches in the greater Seattle / Bellevue area, had total assets of $1.0 billion, total deposits of $750.7 million and total stockholders’ equity of $75.3 million as of September 30, 2007. On October 11, 2007 First Mutual’s shareholders voted to approve the transaction, and on January 2, 2008, the Company received written notification from the Office of Thrift Supervision approving the acquisition. The transaction is expected to close at 11:59 P.M Pacific Standard Time on February 1, 2008.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

Notwithstanding the increase in intangible assets that will occur as a result of the merger with First Mutual, the balance of the Company’s intangible assets was as follows:

	Goodwill	Core Deposit Intangible	Non-Compete Agreements	Total
	(In thousands)
Balance at September 30, 2006	$54,484	$1,555	$220	$56,259
First Federal acquisition	47,923	4,882	—	52,805
Amortization	—	(1,704)	(115)	(1,819)

Balance at September 30, 2007.	102,407	4,733	105	107,245
Amortization	—	(547)	(29)	(576)

Balance at December 31, 2007.	$102,407	$4,186	$76	$106,669

Notwithstanding the increase in intangible assets that will occur as a result of the merger with First Mutual, the table below presents the estimated intangible asset amortization expense for the next three years (at which time all current intangible assets will be fully amortized):

Year ended September 30,	Amortization expense
(In thousands)
2008	$2,221
2009	1,917
2010	702

NOTE C - Dividends

On January 11, 2008 the Company paid its 100th consecutive quarterly cash dividend. Dividends per share amounted to 21.0 cents for the quarter ended December 31, 2007 compared with 20.5 cents for the same period one year ago.

NOTE D - Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities. Total comprehensive income for the quarters ended December 31, 2007 and 2006 totaled $41,313,000 and $33,663,000, respectively. The difference between the Company’s net income and total comprehensive income for the quarter ended December 31, 2007 was $8,265,000, which equals the change in the net unrealized loss on available-for-sale securities of $13,068,000, less tax of $4,803,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2007 AND 2006

(UNAUDITED)

NOTE E – Allowance for Losses on Loans

The following table summarizes the activity in the allowance for loan losses for the quarters ended December 31, 2007 and 2006:

	Quarter Ended December 31,
	2007	2006
	(In thousands)
Balance at beginning of period	$28,520	$24,993
Provision for loan losses	1,000	50
Charge-offs.	(150)	(22)
Recoveries	—	—

Balance at end of period.	$29,370	$25,021

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate and hold for investment fixed-rate single-family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At both December 31, 2007 and September 30, 2007, the Company had a negative one-year maturity gap of approximately 33% of total assets.

The interest rate spread decreased to 2.04% at December 31, 2007 from 2.05% at September 30, 2007. The spread decreased primarily because the weighted average rates on earning assets decreased by 8 basis points since September 30, 2007, while the weighted average rates on customer accounts and borrowings decreased by 7 basis points over the same period. As of December 31, 2007, the Company had grown total assets by $291,224,000, or 2.8%, from $10,285,417,000 at September 30, 2007. Cash and cash equivalents decreased $4,599,000, or 7.5%, during the quarter ended December 31, 2007. Loans and mortgage-backed securities increased $303,796,000, or 3.2%, to $9,905,743,000 during the quarter ended December 31, 2007 as the Company grew long-term assets to mitigate the impact of the decreased spread. Cash and cash equivalents of $56,779,000 and stockholders’ equity of $1,342,031,000 provides management with flexibility in managing interest rate risk.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net worth at December 31, 2007 was $1,342,031,000, or 12.69% of total assets. This was an increase of $23,904,000 from September 30, 2007 when net worth was $1,318,127,000, or 12.82% of total assets. The increase in the Company’s net worth included $33,048,000 from net income and an $8,265,000 decrease in accumulated other comprehensive loss as a result of a net increase in market value of the Company’s available-for-sale investments. Net worth was reduced by $18,358,000 of cash dividend payments.

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

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $130,284,000, or 8.6%, during the quarter ended December 31, 2007, which included the purchase of $151,093,000 of available-for-sale investment securities. During the same period there were no sales of available-for-sale securities nor were there any purchases or sales of held-to-maturity securities. As of December 31, 2007, the Company had net unrealized losses on available-for-sale securities of $4,768,000, net of tax, which were recorded as part of stockholders’ equity.

Loans receivable: During the quarter ended December 31, 2007, the balance of loans receivable increased 2.0% to $8,355,814,000 compared to $8,188,278,000 at September 30, 2007. This growth was consistent with Management’s strategy to grow the loan portfolio to mitigate the decreasing spread. Permanent single-family residential loans as a percentage of total loans increased to 70.7% at December 31, 2007 compared to 69.6% at September 30, 2007. The aggregate of speculative construction and land acquisition and development loans (gross of loans in process) as a percentage of total loans decreased to 16.1% at December 31, 2007 compared to 16.7% at September 30, 2007. Included in the period end gross loans balance was $123,403,000 of commercial real estate loans and non-real estate commercial loans, which represented 1.4% of the total loan balance.

Non-performing assets: Non-performing assets increased 149.5% during the quarter ended December 31, 2007 to $39,741,000 from $15,931,000 at September 30, 2007. This increase is attributable to the weakening housing market throughout our eight state branch network. Non-performing assets as a percentage of total assets was .38% at December 31, 2007 compared to .15% at September 30, 2007. During the last ten years the Company’s average ratio of non-performing assets to total assets was ..35%.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Company at the dates indicated.

	December 31, 2007	September 30, 2007
	(In thousands)
Restructured loans (1)	$573	$250
Nonaccrual loans:
Single-family residential	12,972	9,820
Construction	18,006	2,446
Land	5,433	1,809
Multi-family	148	148
Commercial real estate	244	295
Other	6	—

Total nonaccrual loans (2)	36,809	14,518
Total REO (3)	2,932	1,413

Total non-performing assets	$39,741	$15,931

Total non-performing assets and restructured loans	$40,314	$16,181

Total non-performing assets and restructured loans as a percentage of total assets	0.38%	0.16%

(1)	Performing in accordance with restructured terms.

(2)	The Company recognized interest income on nonaccrual loans of approximately $231,000 in the quarter ended December 31, 2007. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $1,662,000 for the quarter ended December 31, 2007.

In addition to the nonaccrual loans reflected in the above table, at December 31, 2007, the Company had $22,453,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed nonperforming, the Company’s ratio of total nonperforming assets and restructured loans as a percent of total assets would have increased to .59% at December 31, 2007.

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

	December 31, 2007		September 30, 2007
	Amount	Loans to Total Loans [1]	Amount	Loans to Total Loans [1]
	(In thousands)
Real estate:
Single-family residential	$13,196	70.7%	$10,083	69.6%
Multi-family	2,844	6.4	5,299	6.4
Land	6,251	10.3	5,642	10.5
Construction	5,821	11.2	5,879	11.9
Commercial	1,258	1.4	1,617	1.6

	$29,370	100.0%	$28,520	100.0%

[1]	The percentage is based on gross loans before allowance for loan losses, loans in process and deferred loan origination costs.

Customer accounts: Customer accounts increased $69,146,000, or 1.2%, to $6,065,931,000 at December 31, 2007 compared with $5,996,785,000 at September 30, 2007.

FHLB advances and other borrowings: Total borrowings increased $192,933,000, or 6.8%, to $3,028,912,000 at December 31, 2007 compared with $2,835,979,000 at September 30, 2007. Total short-term borrowings (due within 30 days) at December 31, 2007 were $320,000,000 compared with $275,000,000 at September 30, 2007. See Interest Rate Risk on page 9.

RESULTS OF OPERATIONS

Net Income: The quarter ended December 31, 2007 produced net income of $33,048,000 compared to $33,384,000 for the same quarter one year ago, a 1.0% decrease. The decrease for the quarter resulted primarily from a 21.9% increase in interest expense paid on customer accounts and borrowings, which was partially offset by a 14.5% increase in total interest income.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rate / Volume Analysis:

	Comparison of Quarters Ended 12/31/07 and 12/31/06
	Volume	Rate	Total
	(In thousands)
Interest income:
Loan portfolio	$18,945	$(1,615)	$17,330
Mortgaged-backed securities	2,504	383	2,887
Investments(1)	493	406	899

All interest-earning assets	21,942	(826)	21,116

Interest expense:
Customer accounts	7,413	2,609	10,022
FHLB advances and other borrowings	7,768	423	8,191

All interest-bearing liabilities	15,181	3,032	18,213

Change in net interest income	$6,761	$(3,858)	$2,903

(1)	Includes interest on cash equivalents and dividends on FHLB stock

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Loan Losses: The Company recorded a $1,000,000 provision for loan losses during the quarter ended December 31, 2007, while a $50,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $39,741,000 or .38% of total assets at December 31, 2007 compared to $7,257,000 or .08% of total assets one year ago. Total delinquencies over 30 days were $72,320,000, or .68% of total assets at December 31, 2007 compared to $27,007,000, or .30% of total assets at December 31, 2006. The increased provision was the result of increased loan balances as well as higher non-performing asset balances. The Company had net charge-offs of $150,000 for the quarter ended December 31, 2007 compared with $22,000 of net charge-offs for the same quarter one year ago.

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	Quarter Ended December 31,
	2007	2006
	(In thousands)
Beginning balance	$28,520	$24,993
Charge-offs:
Real Estate:
Single-family residential	—	—
Construction	75	22
Land	54	—
Multi-family	—	—
Commercial	21	—

	150	22
Recoveries:
Real Estate:
Single-family residential	—	—
Construction	—	—
Land	—	—
Multi-family	—	—
Commercial	—	—

	—	—
Net charge-offs (recoveries)	150	22
Provision for loan losses	1,000	50
Acquired reserves	—	—

Ending balance	$29,370	$25,021

Ratio of net charge-offs to average loans outstanding	0.00%	0.00%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income: The quarter ended December 31, 2007 produced total other income of $4,387,000 compared to $3,134,000 for the same quarter one year ago, a 40.0% increase, primarily due to a $1,246,000 gain on the sale of real estate.

Other Expense: The quarter ended December 31, 2007 produced total other expense of $17,219,000 compared to $13,952,000 for the same quarter one year ago, a 23.4% increase. The increase in total other expense over the same comparable period one year ago was primarily the result of compensation costs related to the additional employees brought on through the acquisition in February 2007 of First Federal Bank in New Mexico, as well as higher organic payroll expenses. Additionally, general occupancy expenses and data processing costs increased due to the First Federal acquisition. Total other expense for the quarters ended December 31, 2007 and December 31, 2006 equaled .66% and .61%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 879 at December 31, 2007 and 749 at December 31, 2006; the increase primarily due to the acquisition of First Federal Bank.

Taxes: Income taxes increased $15,000, or 0.1%, for the quarter ended December 31, 2007 when compared to the same period one year ago. The effective tax rate for the quarter ended December 31, 2007 was 35.75%, compared to 35.50% for the same period one year ago.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2007. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2007 Form 10-K.

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

The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2007 to
October 31, 2007	—	$—	—	2,888,314
November 1, 2007 to
November 30, 2007	—	—	—	2,888,314
December 1, 2007 to
December 31, 2007	—	—	—	2,888,314

Total	—	—	—	2,888,314

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

February 4, 2008	/s/ Roy M. Whitehead
ROY M. WHITEHEAD
Chairman, President and Chief Executive Officer

February 4, 2008	/s/ Brent J. Beardall
BRENT J. BEARDALL
Executive Vice President and Chief Financial Officer