Form 10-Q
period 2008-03-31
WASHINGTON FEDERAL INC
filed 2008-05-12
CIK 936528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at May 8, 2008
Common stock, $1.00 par value	87,788,894

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I

Item 1.	Financial Statements (Unaudited)

The Condensed Consolidated Financial Statements of Washington Federal, Inc. and Subsidiaries filed as a part of the report are as follows:

	Consolidated Statements of Financial Condition as of March 31, 2008 and September 30, 2007	Page 3

	Consolidated Statements of Operations for the quarter and six months ended March 31, 2008 and 2007	Page 4

	Consolidated Statements of Cash Flows for the six months ended March 31, 2008 and 2007	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 19

Item 4.	Controls and Procedures	Page 20

PART II

Item 1.	Legal Proceedings	Page 21

Item 1A.	Risk Factors	Page 21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 21

Item 3.	Defaults Upon Senior Securities	Page 21

Item 4.	Submission of Matters to a Vote of Security Holders	Page 22

Item 5.	Other Information	Page 22

Item 6.	Exhibits	Page 22

	Signatures	Page 23

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	March 31, 2008	September 30, 2007
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$65,396	$61,378
Available-for-sale securities, including encumbered securities of $778,179 and $700,955, at fair value	1,638,392	1,515,688
Held-to-maturity securities, including encumbered securities of $77,523 and $58,647, at amortized cost	131,270	138,373
Loans receivable, net	9,324,717	8,188,278
Interest receivable	53,852	49,611
Premises and equipment, net	116,382	74,807
Real estate held for sale	12,033	4,873
FHLB stock	145,237	132,397
Intangible assets, net	223,331	107,245
Other assets	28,639	12,767

	$11,739,249	$10,285,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Savings and demand accounts	$7,072,345	$5,979,049
Repurchase agreements with customers	14,449	17,736

	7,086,794	5,996,785
FHLB advances	2,203,049	1,760,979
Other borrowings	920,600	1,075,000
Advance payments by borrowers for taxes and insurance	27,988	31,824
Federal and state income taxes	46,945	38,032
Accrued expenses and other liabilities	77,809	64,670

	10,363,185	8,967,290
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 105,029,042 and 104,921,450 shares issued; 87,800,628 and 87,441,750 shares outstanding	105,029	104,921
Paid-in capital	1,258,281	1,254,490
Accumulated other comprehensive income (loss), net of taxes	6,273	(13,033)
Treasury stock, at cost; 17,228,414 and 17,479,700 shares	(210,881)	(213,934)
Retained earnings	217,362	185,683

	1,376,064	1,318,127

	$11,739,249	$10,285,417

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(In thousands, except per share data)
INTEREST INCOME
Loans	$151,190	$129,297	$291,694	$252,472
Mortgage-backed securities	21,818	18,464	43,780	37,539
Investment securities and cash equivalents	3,844	4,241	7,970	7,467

	176,852	152,002	343,444	297,478
INTEREST EXPENSE
Customer accounts	68,076	59,037	134,045	114,986
FHLB advances and other borrowings	35,203	27,772	70,532	54,910

	103,279	86,809	204,577	169,896

Net interest income	73,573	65,193	138,867	127,582
Provision for loan losses	9,500	150	10,500	200

Net interest income after provision for loan losses	64,073	65,043	128,367	127,382
OTHER INCOME
Gain on sale of loans	401	—	401	—
Gain on sale of real estate	8,712	—	8,712	—
Other	3,827	3,291	8,214	6,425

	12,940	3,291	17,327	6,425
OTHER EXPENSE
Compensation and fringe benefits	13,007	10,879	24,125	20,414
Occupancy	2,837	2,194	5,076	4,153
Other	6,004	2,984	9,869	5,441

	21,848	16,057	39,070	30,008
Gain (loss) on real estate acquired through foreclosure, net	(230)	(79)	(253)	157

Income before income taxes	54,935	52,198	106,371	103,956
Income taxes	19,483	18,715	37,871	37,089

NET INCOME	$35,452	$33,483	$68,500	$66,867

PER SHARE DATA
Basic earnings	$0.40	$0.38	$0.78	$0.77
Diluted earnings	.40	.38	.78	.76
Cash dividends	.210	.205	.420	.410
Weighted average number of shares outstanding	87,635,996	87,406,529	87,535,154	87,391,546
Weighted average number of shares outstanding, including dilutive stock options	87,661,907	87,571,131	87,680,352	87,608,059

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31, 2008	March 31, 2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$68,500	$66,867
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of fees, discounts, premiums and intangible assets, net	1,117	(483)
Depreciation	1,884	1,490
Stock option compensation expense	580	527
Provision for loan losses	10,500	200
Gain on investment securities and real estate held for sale, net	(8,459)	(168)
Gain on sale of loans	(401)	—
Decrease (increase) in accrued interest receivable	698	(171)
Increase in income taxes payable	975	4,153
FHLB stock dividends	(70)	—
Decrease (increase) in other assets	(13,769)	2,069
Increase in accrued expenses and other liabilities	1,897	1,486

Net cash provided by operating activities	63,452	75,970
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated:
Single-family residential	(414,327)	(354,170)
Construction - speculative	(147,166)	(282,961)
Construction - custom	(121,597)	(142,775)
Land - acquisition & development	(82,652)	(208,670)
Land - consumer lot loans	(12,658)	(18,273)
Multi-family	(38,656)	(43,435)
Commercial real estate	(19,216)	(4,767)
Commercial & industrial	(45,327)	(5,601)
HELOC	(19,572)	(1,081)
Consumer	(24,770)	(752)

	(925,941)	(1,062,485)
Savings account loans originated	(3,787)	(2,100)
Loan principal repayments	862,426	817,842
Decrease in undisbursed loans in process	(168,897)	(45,793)
Loans purchased	(1,036)	(23)
Proceeds from sale of loans	7,327	—
FHLB stock redemption	352	—
Available-for-sale securities purchased	(251,854)	(77,854)
Principal payments and maturities of available-for-sale securities	110,048	169,221
Available-for-sale securities sold	72,030	44,041
Principal payments and maturities of held-to-maturity securities	7,173	37,143
Net cash paid out for acquistion	(166,859)	(35,221)
Proceeds from sales of real estate held for sale	17,856	936
Premises and equipment purchased, net	(2,962)	(1,079)

Net cash used by investing activities	(444,124)	(155,372)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts	343,833	287,874
Net increase in borrowings	77,233	1,254
Proceeds from exercise of common stock options	1,228	1,714
Dividends paid	(36,821)	(35,829)
Proceeds from Employee Stock Ownership Plan	4,804	990
Treasury stock purchased, net	—	(5,850)
Decrease in advance payments by borrowers for taxes and insurance	(5,587)	(6,973)

Net cash provided by financing activities	384,690	243,180
Increase in cash and cash equivalents	4,018	163,778
Cash and cash equivalents at beginning of period	61,378	45,722

Cash and cash equivalents at end of period	$65,396	$209,500

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$15,755	$1,982
Cash paid during the period for
Interest	202,269	168,607
Income taxes	37,408	33,125
The following summarizes the non-cash activities relating to the First Mutual acquisition (2008) and the First Federal acquisition (2007):
Fair value of assets and intangibles acquired, including goodwill	$(1,147,312)	$(576,750)
Fair value of liabilities assumed	966,327	480,033

Cash paid out for acquisition	(180,985)	(96,717)
Plus cash acquired	14,126	61,496

Net cash paid out for acquisition	$(166,859)	$(35,221)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

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

NOTE B – Acquisitions

On February 1, 2008, the Company acquired 100% of the outstanding shares of First Mutual Bancshares, Inc. (“First Mutual”). The merger agreement provided for the merger of First Mutual with and into the Company, followed by the merger of First Mutual Bank, a federal savings bank and wholly owned subsidiary of First Mutual, into the Company’s wholly owned subsidiary, Washington Federal Savings and Loan Association. As a result of the acquisition, Washington Federal added 169 employees and 12 branches primarily located on the rapidly growing eastside of Seattle. The acquisition was accounted for as a purchase transaction with the total cash consideration funded through internal sources. The all-cash purchase price was $180,985,000. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition. Results of operations are included from the date of acquisition. The Company acquired assets with an estimated fair value of $1,147,312,000 and assumed liabilities with an estimated fair value of $966,327,000. The acquisition produced goodwill of $110,433,000 and a core deposit intangible of $2,523,000. Fair value calculations have been recorded based on estimates and are in process of being finalized.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

The balance of the Company’s intangible assets was as follows:

	Goodwill	Servicing Rights Intangible	Core Deposit Intangible	Non-Compete Agreements	Total
	(In thousands)
Balance at September 30, 2006	$54,484	$—	$1,555	$220	$56,259
First Federal acquisition	47,923	—	4,882	—	52,805
Amortization	—	—	(1,704)	(115)	(1,819)

Balance at September 30, 2007	102,407	—	4,733	105	107,245
First Mutual acquisition	110,433	4,233	2,523	—	117,189
Additions	—	414	—	—	414
Amortization	—	(322)	(1,138)	(57)	(1,517)

Balance at March 31, 2008	$212,840	$4,325	$6,118	$48	$223,331

The table below presents the estimated intangible asset amortization expense for the next five years:

Year ended September 30,	Amortization expense
(In thousands)
2008	$2,441
2009	2,247
2010	1,031
2011	330
2012	330

NOTE C - Dividends

On April 18, 2008 the Company paid its 101st consecutive quarterly cash dividend. Dividends per share amounted to 21.0 cents for the quarter ended March 31, 2008 compared with 20.5 cents for the same period one year ago.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

NOTE D - Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities. Total comprehensive income for the quarters ended March 31, 2008 and 2007 totaled $46,493,000 and $36,746,000, respectively. Total comprehensive income for the six months ended March 31, 2008 and 2007 totaled $87,806,000 and $70,409,000, respectively. The difference between the Company’s net income and total comprehensive income for the six months ended March 31, 2008 was $19,306,000, which equals the change in the net unrealized gain on available-for-sale securities of $30,523,000, less tax of $11,217,000.

NOTE E – Allowance for Losses on Loans

The following table summarizes the activity in the allowance for loan losses for the quarters and six months ended March 31, 2008 and 2007:

	Quarter Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(In thousands)
Balance at beginning of period	$29,370	$25,021	$28,520	$24,993
Provision for loan losses	9,500	150	10,500	200
Charge-offs	(3,046)	(297)	(3,196)	(319)
Recoveries	—	—	—	—
Acquired reserves	11,181	3,123	11,181	3,123

Balance at end of period	$47,005	$27,997	$47,005	$27,997

NOTE F – Available for Sale Investments

Securities not classified as held-to-maturity are considered to be available-for-sale. Gains and losses realized on the sale of these securities are based on the specific identification method. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in the accumulated other comprehensive income component of stockholders’ equity.

Management evaluates debt and equity securities for other than temporary impairment on a quarterly basis based on the securities’ current credit quality, interest rates, term to maturity and management’s intent and ability to hold the securities until the net book value is recovered. Any other than temporary declines in fair value are recognized in the statements of operations.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

As of March 31, 2008, the Company had an investment in agency preferred stock with a book value of $90,220,000 in its available for sale portfolio. In accordance with SFAS 115, these securities are carried at estimated fair value, which totaled $69,738,000 as of quarter end. The net unrealized loss is included in Other Comprehensive Gain (Loss) on the balance sheet. The Company has evaluated these securities for an other than temporary impairment (“OTTI”) and concluded that at this time, no such impairment exists. On an ongoing basis the Company will evaluate these securities to determine if and when such an OTTI occurs. At that point, any unrealized loss determined to be other than temporary would be recorded through the income statement.

NOTE G – New Accounting Pronouncement

Effective October 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” As a result of the implementation of FIN 48 the Company did not record any cumulative effect adjustment to retained earnings.

As of October 1, 2007 the Company’s liability for uncertain tax positions was $2.6 million. Included in the balance of unrecognized tax benefits at October 1, 2007, are $1.7 million of tax benefits that, if recognized, would affect the effective tax rate. The Company records interest and penalties related to uncertain tax positions in income tax expense. As of October 1, 2007 there was approximately $0.9 million of accrued interest and $0 of accrued penalties. There were no significant changes in components of the liability in the first and second quarters of the current fiscal year.

Based on current information the Company does not expect any changes in the amount of unrecognized tax benefits over the next twelve months to have a significant impact on the results of operations or the financial position of the Company.

The Company’s federal income tax returns for 2003 through 2007 are open tax years. State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to two years after formal notification to the states. The Company has various state income tax returns in the process of examination, administrative appeals or litigation. The Company’s unrecognized tax benefits are related to state returns open from 1999 through 2007.

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

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate and hold for investment fixed-rate single-family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At both March 31, 2008 and September 30, 2007, the Company had a negative one-year maturity gap of approximately 31% of total assets, a decrease from the 33% negative one-year gap as of September 30, 2008. This decrease was the result of the acquisition of First Mutual Bank and the extension of borrowings during the quarter.

The interest rate spread increased to 2.30% at March 31, 2008 from 2.05% at September 30, 2007. The spread increased primarily due to two factors. First, falling short-term interest rates decreased the cost of customer deposits. Since the Federal Reserve began decreasing short-term rates in September 2007, market rates for short-term deposits have fallen. As a result, deposits are repricing to lower rates contributing to an increasing spread by reducing the rate paid on customer accounts. Second, the acquisition of First Mutual Bank (“FMB”) on February 1, 2008, which provided $1,042,959,000 of earning assets, at a weighted average rate of 7.23%. Additionally, the FMB acquisition brought $953,533,000 of paying liabilities, carrying a weighted average rate of 3.38%. As of the date of the FMB acquisition, FMB had a period end spread of 3.85%.

As of March 31, 2008, the weighted average rates on earning assets decreased by 15 basis points since September 30, 2007, while the weighted average rates on customer accounts and borrowings decreased by 40 basis points over the same period. As of Quarter end, the Company had grown total assets by $1,454,832,000, or 14.1%, from $10,285,417,000 at September 30, 2007. Cash and cash equivalents increased $4,018,000, or 6.5%, during the six months ended March 31, 2008. Loans increased $1,136,439,000, or 13.9%, to $9,324,717,000 during the six months ended March 31, 2008, as the Company grew long-term assets primarily through its acquisition of FMB. Cash and cash equivalents of $65,396,000 and stockholders’ equity of $1,376,064,000 provides management with flexibility in managing interest rate risk.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net worth at March 31, 2008 was $1,376,064,000, or 11.72% of total assets. This was an increase of $57,937,000 from September 30, 2007 when net worth was $1,318,127,000, or 12.82% of total assets. The increase in the Company’s net worth included $68,500,000 from net income and a $19,306,000 increase in accumulated other comprehensive income as a result of a net increase in market value of the Company’s available-for-sale investments. The vast majority of the Company’s available for sale investments are fixed rate. As a result of market interest rates decreasing, the value of fixed rate investments generally increased. Net worth was reduced by $36,821,000 of cash dividend payments.

The Company had the option to pay either all cash for the acquisition of FMB or it could have issued up to 50% of the consideration in common stock. Based on relatively low market interest rates, a lower stock price than when the transaction was negotiated and management’s evaluation of the current interest rate cycle, the Company elected to pay all cash for the FMB transaction.

The Company’s percentage of net worth to total assets is over two times the minimum required under Office of Thrift Supervision regulations. Management believes this strong net worth position will help the Company manage its interest rate risk and enable it to compete more effectively for controlled growth through acquisitions, de novo expansion and increased customer deposits.

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $122,704,000, or 8.1%, during the six months ended March 31, 2008, which included the purchase of $251,854,000 of available-for-sale investment securities. During the same period there were sales of $72,030,000 of available-for-sale securities. There were not any purchases or sales of held-to-maturity securities. As of March 31, 2008, the Company had net unrealized gains on available-for-sale securities of $6,273,000, net of tax, which were recorded as part of stockholders’ equity.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans receivable: During the quarter ended March 31, 2008, the balance of loans receivable increased 13.9% to $9,324,717,000 compared to $8,188,278,000 at September 30, 2007. This growth was due primarily to the FMB acquisition and is consistent with management’s strategy to grow the loan portfolio to mitigate the decreasing spread. The following table shows the gross loan portfolio by category for the last three quarters.

Gross Loan Portfolio by Category

	AS OF 9/30/07		AS OF 12/31/07		AS OF 3/31/08
(In thousands)	AMOUNT	%	AMOUNT	%	AMOUNT	%
Single-family residential	$6,067,194	69.4%	$6,208,448	70.5%	$6,541,998	66.8%
Construction - speculative	707,503	8.1	668,292	7.6	630,531	6.4
Construction - custom	328,929	3.8	318,947	3.6	345,551	3.5
Land - acquisition & development	755,577	8.6	746,078	8.5	753,393	7.7
Land - consumer lot loans	159,001	1.8	158,475	1.8	213,543	2.2
Multi-family	558,846	6.4	564,195	6.4	696,301	7.1
Commercial real estate	112,659	1.3	103,018	1.2	278,018	2.8
Commercial & industrial	23,251	0.3	20,385	0.2	121,300	1.2
HELOC	13,690	0.2	16,821	0.2	59,712	0.6
Consumer	10,377	0.1	7,137	0.1	155,102	1.6

	8,737,027	100%	8,811,796	100%	9,795,449	100%

The acquisition of FMB resulted in a slight diversification of the loan portfolio, decreasing single family residential from 70.5% of the portfolio to 66.8% as of March 31, 2008, and increasing other categories such as commercial real estate, commercial and industrial loans, consumer loans and multi-family loans.

Non-performing assets: Non-performing assets increased significantly during the six months ended March 31, 2008 to $68,479,000 from $15,931,000 at September 30, 2007, a 330% increase. This increase is attributable to the weakening housing market throughout our eight state branch network. Non-performing assets as a percentage of total assets was .58% at March 31, 2008 compared to .15% at September 30, 2007. During the last ten and twenty years the Company’s average ratio of non-performing assets to total assets was .33% and .47%, respectfully. While our non-performing assets have increased significantly over the last 6 months, based on current conditions in the real estate marketplace, the Company anticipates non-performing assets will continue to increase in the future.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Company at the dates indicated.

	March 31, 2008	September 30, 2007
	(In thousands)
Restructured loans (1)	$571	$250
Nonaccrual loans:
Single-family residential	14,608	9,820
Construction - speculative	25,248	2,446
Construction - custom	452	—
Land - acquisition & development	5,945	1,809
Land - consumer lot loans	172	—
Multi-family	208	148
Commercial real estate	6,868	253
Commercial & industrial	2,228	42
HELOC	—	—
Consumer	729	—

Total nonaccrual loans (2)	56,458	14,518
Total REO (3)	12,021	1,413

Total non-performing assets	$68,479	$15,931

Total non-performing assets and restructured loans	$69,050	$16,181

Total non-performing assets and restructured loans as a percentage of total assets	0.59%	0.16%

(1)	Performing in accordance with restructured terms.

(2)	The Company recognized interest income on nonaccrual loans of approximately $143,000 in the quarter ended March 31, 2008. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $2,127,000 for the quarter ended March 31, 2008.

In addition to the nonaccrual loans reflected in the above table, at March 31, 2008, the Company had $28,012,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed nonperforming, the Company’s ratio of total nonperforming assets and restructured loans as a percent of total assets would have increased to .83% at March 31, 2008.

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

	March 31, 2008		September 30, 2007
	Amount	Loans to Total Loans [1]	Amount	Loans to Total Loans [1]
	(In thousands)
Single-family residential	$14,475	66.8%	$10,083	69.4%
Construction - speculative	5,093	6.4	4,716	8.1
Construction - custom	1,256	3.5	1,163	3.8
Land - acquisition & development	7,703	7.7	4,506	8.6
Land - consumer lot loans	2,391	2.2	1,136	1.8
Multi-family	3,668	7.1	5,299	6.4
Commercial real estate	3,794	2.8	1,297	1.3
Commercial & industrial	2,174	1.2	320	0.3
HELOC	728	0.6	—	0.2
Consumer	5,723	1.6	—	0.1

	$47,005	100.0%	$28,520	100.0%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Customer accounts: Customer accounts increased $1,090,009,000, or 18.2%, to $7,086,794,000 at March 31, 2008 compared with $5,996,785,000 at September 30, 2007. $744,182,000 of the deposit growth came through the FMB acquisition, the remaining $345,827,000 was organic growth. The following table shows the composition of our customer accounts as of the dates shown:

Deposits by Type

	September 30, 2007		March 31, 2008
(In thousands)	AMOUNT	%	AMOUNT	%
Checking (noninterest)	$88,732	1.5%	$139,820	2.0%
NOW (interest)	320,362	5.3	404,876	5.7
Savings (passbook/stmt)	198,876	3.3	199,053	2.8
Money Market	739,554	12.3	1,038,741	14.7
CD’s	4,649,261	77.5	5,304,304	74.8

Total	$5,996,785	100.0%	$7,086,794	100.0%

FHLB advances and other borrowings: Total borrowings increased $287,670,000, or 10.1%, to $3,123,649,000 at March 31, 2008 compared with $2,835,979,000 at September 30, 2007. The increase in borrowings was due primarily to $180,985,000 in cash consideration paid for the FMB acquisition. Total short-term borrowings (due within 30 days) at March 31, 2008 were $120,000,000 compared with $275,000,000 at September 30, 2007. See Interest Rate Risk on page 10.

RESULTS OF OPERATIONS

Net Income: The quarter ended March 31, 2008 produced net income of $35,452,000 compared to $33,483,000 for the same quarter one year ago, a 5.9% increase. The increase for the quarter resulted primarily from the growth in the balance sheet in an effort to offset a declining net interest margin. See the Rate / Volume analysis below.

Net income for the six months ended March 31, 2008 was $68,500,000 compared to $66,867,000 for the same period one year ago, a 2.4% increase. The increase for the period resulted primarily from the growth in the balance sheet in an effort to offset a declining net interest margin. See the Rate / Volume analysis below.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rate / Volume Analysis:

	Comparison of Quarters Ended 3/31/08 and 3/31/07			Comparison of Six Months Ended 3/31/08 and 3/31/07
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income:
Loan portfolio	$23,805	$(1,912)	$21,893	$42,573	$(3,351)	$39,222
Mortgaged-backed securities	3,118	236	3,354	5,560	681	6,241
Investments(1)	(267)	(130)	(397)	233	270	503

All interest-earning assets	26,656	(1,806)	24,850	48,366	(2,400)	45,966

Interest expense:
Customer accounts	10,417	(1,378)	9,039	17,923	1,136	19,059
FHLB advances and other borrowings	8,405	(974)	7,431	16,096	(474)	15,622

All interest-bearing liabilities	18,822	(2,352)	16,470	34,019	662	34,681

Change in net interest income	$7,834	$546	$8,380	$14,347	$(3,062)	$11,285

(1)	Includes interest on cash equivalents and dividends on FHLB stock

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Loan Losses: The Company recorded a $9,500,000 provision for loan losses during the quarter ended March 31, 2008, while a $150,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $68,479,000 or .58% of total assets at March 31, 2008 compared to $9,204,000 or .09% of total assets one year ago. The Company had net charge-offs of $3,046,000 for the quarter ended March 31, 2008 compared with $297,000 of net charge-offs for the same quarter one year ago. This significant increase in the provision for loan losses is in response to the overall deterioration in the housing market in the Company’s eight western state territory, the material increase in net charge offs for the quarter and the added credit risk from the growth in the FMB portfolio.

The Company’s believes that higher non-performing assets and charge offs may continue going forward until the housing market begins to recover.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	Quarter Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(In thousands)
Beginning balance	$29,370	$25,021	$28,520	$24,993
Charge-offs:
Single-family residential	1,055	—	1,062	—
Construction - speculative	1,503	240	1,578	262
Construction - custom	—	—	—	—
Land - acquisition & development	30	23	84	23
Land - consumer lot loans	—	—	—	—
Multi-family	—	34	—	34
Commercial real estate	—	—	—	—
Commercial & industrial	—	—	14	—
HELOC	—	—	—	—
Consumer	515	—	515	—

	3,103	297	3,253	319
Recoveries:
Single-family residential	—	—	—	—
Construction - speculative	17	—	17	—
Construction - custom	—	—	—	—
Land - acquisition & development	—	—	—	—
Land - consumer lot loans	—	—	—	—
Multi-family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial & industrial	—	—	—	—
HELOC	—	—	—	—
Consumer	40	—	40	—

	57	—	57	—
Net charge-offs	3,046	297	3,196	319
Provision for loan losses	9,500	150	10,500	200
Acquired reserves	11,181	3,123	11,181	3,123

Ending balance	$47,005	$27,997	$47,005	$27,997

Ratio of net charge-offs to average loans outstanding	0.03%	0.00%	0.04%	0.00%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income: The quarter ended March 31, 2008 produced total other income of $12,940,000 compared to $3,291,000 for the same quarter one year ago, an increase of $9,649,000, primarily due to an $8,700,000 gain on the sale of real estate during the quarter.

Other Expense: The quarter ended March 31, 2008 produced total other expense of $21,848,000 compared to $16,057,000 for the same quarter one year ago, a 36.1% increase. The increase in total other expense over the same comparable period one year ago was primarily the result of compensation and other direct costs related to the February 2007 acquisition of First Federal Bank in New Mexico and the February 2008 acquisition of FMB. Each of these institutions operated historically with significantly higher costs structures than Washington Federal. The Company has already reduced costs substantially and believes more savings may occur as the full integration occurs over time. Total other expense for the quarters ended March 31, 2008 and March 31, 2007 equaled .67% and .64%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 1,015 at March 31, 2008 and 911 at March 31, 2007; the increase primarily due to the acquisition of FMB.

Taxes: Income taxes increased $768,000, or 4.1%, for the quarter ended March 31, 2008 when compared to the same period one year ago. This increase was a result of higher pretax income. The effective tax rate for the quarter ended March 31, 2008 was 35.47%, compared to 35.85% for the same period one year ago.

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

The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2008 to January 31, 2008	—	$—	—	2,888,314
February 1, 2008 to February 29, 2008	—	—	—	2,888,314
March 1, 2008 to March 31, 2008	—	—	—	2,888,314

Total	—	—	—	2,888,314

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

The Annual Meeting of Stockholders of Washington Federal, Inc. was held on January 22, 2008. The two items voted upon by shareholders included the election of three directors, each for a three-year term, and the ratification of the appointment of Deloitte & Touche LLP as the independent registered public accountants for fiscal year 2008. The results of the voting were as follows:

	Votes Cast		Votes	Total
	For	Against	Withheld	Votes Cast
Election of Directors
Anna C. Johnson - 3-year term	74,704,345	—	552,769	75,257,114
Thomas F. Kenney - 3-year term	74,955,510	—	301,604	75,257,114
Charles R. Richmond - 3-year term	74,807,420	—	449,694	75,257,114
Ratify appointment of Deloitte & Touche LLP	74,823,728	298,553	134,833	75,257,114

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibits

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2008	/s/ Roy M. Whitehead
ROY M. WHITEHEAD
Chairman, President and Chief Executive Officer

May 9, 2008	/s/ Brent J. Beardall
BRENT J. BEARDALL
Executive Vice President and Chief Financial Officer