Form 10-Q
period 2008-06-30
WASHINGTON FEDERAL INC
filed 2008-08-11
CIK 936528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at August 8, 2008
Common stock, $1.00 par value	87,862,599

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	June 30, 2008	September 30, 2007
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$70,071	$61,378
Available-for-sale securities, including encumbered securities of $779,422 and $700,955, at fair value	1,582,663	1,515,688
Held-to-maturity securities, including encumbered securities of $100,821 and $58,647, at amortized cost	127,177	138,373
Loans receivable, net	9,425,874	8,188,278
Interest receivable	54,084	49,611
Premises and equipment, net	117,734	74,807
Real estate held for sale	20,902	4,873
FHLB stock	144,841	132,397
Intangible assets, net	222,248	107,245
Other assets	29,653	12,767

	$11,795,247	$10,285,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Savings and demand accounts	$7,160,466	$5,979,049
Repurchase agreements with customers	13,536	17,736

	7,174,002	5,996,785
FHLB advances	2,001,146	1,760,979
Other borrowings	1,115,600	1,075,000
Advance payments by borrowers for taxes and insurance	22,028	31,824
Federal and state income taxes	31,670	38,032
Accrued expenses and other liabilities	82,407	64,670

	10,426,853	8,967,290
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 105,056,998 and 104,921,450 shares issued; 87,828,584 and 87,441,750 shares outstanding	105,057	104,921
Paid-in capital	1,259,312	1,254,490
Accumulated other comprehensive income (loss), net of taxes	(17,193)	(13,033)
Treasury stock, at cost; 17,228,414 and 17,479,700 shares	(210,881)	(213,934)
Retained earnings	232,099	185,683

	1,368,394	1,318,127

	$11,795,247	$10,285,417

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
INTEREST INCOME
Loans	$155,008	$135,458	$446,702	$387,929
Mortgage-backed securities	22,407	18,677	66,187	56,216
Investment securities and cash equivalents	3,066	4,485	11,035	11,952

	180,481	158,620	523,924	456,097
INTEREST EXPENSE
Customer accounts	66,195	63,712	200,240	178,697
FHLB advances and other borrowings	33,622	28,489	104,154	83,399

	99,817	92,201	304,394	262,096

Net interest income	80,664	66,419	219,530	194,001
Provision for loan losses	13,216	1,000	23,716	1,200

Net interest income after provision for loan losses	67,448	65,419	195,814	192,801
OTHER INCOME
Gain on sale of loans	32	—	433	—
Gain on sale of real estate	3,164	—	11,876	11
Other	4,364	5,230	12,579	11,644

	7,560	5,230	24,888	11,655
OTHER EXPENSE
Compensation and fringe benefits	14,127	11,577	38,252	31,991
Occupancy	2,916	2,300	7,992	6,454
Other	6,610	3,340	16,478	8,779

	23,653	17,217	62,722	47,224
Gain (loss) on real estate acquired through foreclosure, net	72	(17)	(182)	139

Income before income taxes	51,427	53,415	157,798	157,371
Income taxes	18,258	19,150	56,129	56,239

NET INCOME	$33,169	$34,265	$101,669	$101,132

PER SHARE DATA
Basic earnings	$0.38	$0.39	$1.16	$1.16
Diluted earnings	.38	.39	1.16	1.15
Cash dividends	.210	.210	.630	.620
Weighted average number of shares outstanding	87,789,556	87,309,444	87,619,645	87,364,179
Weighted average number of shares outstanding, including dilutive stock options	87,811,275	87,514,339	87,756,491	87,602,549

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30, 2008	June 30, 2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$101,669	$101,132
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fees, discounts, premiums and intangible assets, net	1,459	445
Depreciation	2,940	2,345
Stock option compensation expense	947	831
Provision for loan losses	23,716	1,200
Gain on investment securities and real estate held for sale, net	(11,695)	(150)
Gain on sale of loans	(448)	—
Decrease (increase) in accrued interest receivable	466	(1,751)
Increase (decrease) in income taxes payable	(666)	2,886
FHLB stock dividends	(70)	(68)
Decrease (increase) in other assets	(14,783)	2,423
Increase in accrued expenses and other liabilities	6,495	599

Net cash provided by operating activities	110,030	109,892
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated:
Single-family residential	(644,514)	(586,708)
Construction - speculative	(187,576)	(423,595)
Construction - custom	(208,881)	(264,729)
Land - acquisition & development	(132,354)	(331,874)
Land - consumer lot loans	(19,998)	(32,395)
Multi-family	(82,615)	(64,716)
Commercial real estate	(27,571)	(8,983)
Commercial & industrial	(116,517)	(8,505)
HELOC	(40,829)	(2,984)
Consumer	(65,982)	(2,048)

	(1,526,837)	(1,726,537)
Savings account loans originated	(5,977)	(3,757)
Loan principal repayments	1,389,207	1,303,605
Decrease in undisbursed loans in process	(223,885)	(59,199)
Loans purchased	(683)	(6,163)
Proceeds from sale of loans	7,327	—
FHLB stock redemption	748	1,256
Available-for-sale securities purchased	(301,854)	(202,714)
Principal payments and maturities of available-for-sale securities	178,474	213,198
Available-for-sale securities sold	72,030	44,041
Principal payments and maturities of held-to-maturity securities	11,316	41,400
Net cash paid out for acquisition	(166,859)	(35,221)
Proceeds from sales of real estate held for sale	30,544	2,000
Premises and equipment purchased, net	(5,370)	(1,146)

Net cash used by investing activities	(541,819)	(429,237)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts	430,463	263,725
Net increase in borrowings	70,330	148,894
Proceeds from exercise of common stock options	1,685	3,434
Dividends paid	(55,253)	(54,126)
Proceeds from Employee Stock Ownership Plan	4,804	990
Treasury stock purchased, net	—	(7,542)
Decrease in advance payments by borrowers for taxes and insurance	(11,547)	(11,392)

Net cash provided by financing activities	440,482	343,983
Increase in cash and cash equivalents	8,693	24,638
Cash and cash equivalents at beginning of period	61,378	45,722

Cash and cash equivalents at end of period	$70,071	$70,360

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$34,076	$4,066
Cash paid during the period for
Interest	299,363	260,495
Income taxes	57,743	53,542

The following summarizes the non-cash activities relating to the First Mutual acquisition (2008) and the First Federal acquisition (2007):
Fair value of assets and intangibles acquired, including goodwill	$(1,147,890)	$(576,750)
Fair value of liabilities assumed	966,905	480,033

Cash paid out for acquisition	(180,985)	(96,717)
Plus cash acquired	14,126	61,496

Net cash paid out for acquisition	$(166,859)	$(35,221)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

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

NOTE B – Acquisitions

On February 1, 2008, the Company acquired 100% of the outstanding shares of First Mutual Bancshares, Inc. (“First Mutual”). The merger agreement provided for the merger of First Mutual with and into the Company, followed by the merger of First Mutual Bank, a federal savings bank and wholly owned subsidiary of First Mutual, into the Company’s wholly owned subsidiary, Washington Federal Savings and Loan Association. As a result of the acquisition, Washington Federal added 169 employees and 12 branches primarily located on the rapidly growing eastside of Seattle. The acquisition was accounted for as a purchase transaction with the total cash consideration funded through internal sources. The all-cash purchase price was $180,985,000. The purchase price has been allocated to the underlying assets and liabilities based on estimated fair values at the date of acquisition. Results of operations are included from the date of acquisition. The Company acquired assets with an estimated fair value of $1,147,890,000 and assumed liabilities with an estimated fair value of $966,905,000. The acquisition produced goodwill of $110,382,000 and a core deposit intangible of $2,523,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

The balance of the Company’s intangible assets was as follows:

	Goodwill	Servicing Rights Intangible	Core Deposit Intangible	Total
	(In thousands)
Balance at September 30, 2006	$54,484	$—	$1,775	$56,259
First Federal acquisition	47,923	—	4,882	52,805
Amortization	—	—	(1,819)	(1,819)

Balance at September 30, 2007	102,407	—	4,838	107,245
First Mutual acquisition	110,382	4,233	2,523	117,138
Additions	—	461	—	461
Amortization	—	(767)	(1,829)	(2,596)

Balance at June 30, 2008	$212,789	$3,927	$5,532	$222,248

The table below presents the estimated core deposit intangible asset amortization expense for the next five years:

Year ended September 30,	Amortization expense
(In thousands)
2008	$2,441
2009	2,247
2010	1,031
2011	330
2012	330

NOTE C - Dividends

On July 25, 2008 the Company paid its 102nd consecutive quarterly cash dividend. Dividends per share amounted to 21.0 cents for the quarter ended June 30, 2008 and the same period one year ago.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

NOTE D – Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities. Total comprehensive income for the quarters ended June 30, 2008 and 2007 totaled $9,703,000 and $18,476,000, respectively. Total comprehensive income for the nine months ended June 30, 2008 and 2007 totaled $97,508,000 and $88,885,000, respectively. The difference between the Company’s net income and total comprehensive income for the nine months ended June 30, 2008 was $4,161,000, which equals the change in the net unrealized loss on available-for-sale securities of $6,577,000, less tax of $2,416,000.

NOTE E – Allowance for Losses on Loans

The following table summarizes the activity in the allowance for loan losses for the quarters and nine months ended June 30, 2008 and 2007:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Balance at beginning of period	$47,005	$27,997	$28,520	$24,993
Provision for loan losses	13,216	1,000	23,716	1,200
Charge-offs	(6,162)	(190)	(9,358)	(509)
Recoveries	—	3	—	3
Acquired reserves	—	—	11,181	3,123

Balance at end of period	$54,059	$28,810	$54,059	$28,810

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

As of June 30, 2008, the Company had an investment in agency preferred stock with a book value of $90,200,000 in its available for sale portfolio. In accordance with SFAS 115, these securities are carried at estimated fair value, which totaled $64,449,000 as of quarter end. The net unrealized loss is included in Other Comprehensive Gain (Loss) on the balance sheet. The Company has evaluated these securities for an other than temporary impairment (“OTTI”) and concluded that at this time, no such impairment exists. On an ongoing basis the Company will evaluate these securities to determine if and when such an OTTI occurs. At that point, any unrealized loss determined to be other than temporary would be recorded through the income statement.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

NOTE G – New Accounting Pronouncement

Effective October 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” As a result of the implementation of FIN 48 the Company did not record any cumulative effect adjustment to retained earnings.

As of October 1, 2007 the Company’s liability for uncertain tax positions was $2.6 million. Included in the balance of unrecognized tax benefits at October 1, 2007, are $1.7 million of tax benefits that, if recognized, would affect the effective tax rate. The Company records interest and penalties related to uncertain tax positions in income tax expense. As of October 1, 2007 there was approximately $0.9 million of accrued interest and $0 of accrued penalties. There were no significant changes in components of the liability in the first three quarters of the current fiscal year.

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

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate and hold for investment fixed-rate single-family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At June 30, 2008, the Company had a negative one-year maturity gap of approximately 34% of total assets, a slight increase from the 33% negative one-year gap as of September 30, 2007. This increase was the result of the growth in single family residential loans, which are 30 year fixed rate, combined with a decrease in construction speculative loans and an increase in short term borrowings.

The interest rate spread increased to 2.69% at June 30, 2008 from 2.05% at September 30, 2007. The spread increased primarily due to two factors. First, falling short-term interest rates decreased the cost of customer deposits. Since the Federal Reserve began decreasing short-term rates in September 2007, market rates for short-term deposits have fallen. As a result, deposits are repricing to lower rates contributing to an increasing spread by reducing the rate paid on customer accounts. Second, the acquisition of First Mutual Bank (“FMB”) on February 1, 2008, which provided $1,042,959,000 of earning assets, at a weighted average rate of 7.23%. Additionally, the FMB acquisition brought $953,533,000 of paying liabilities, carrying a weighted average rate of 3.38%. As of the date of the FMB acquisition, FMB had a period end spread of 3.85%.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2008, the weighted average rates on earning assets decreased by 20 basis points since September 30, 2007, while the weighted average rates on customer accounts and borrowings decreased by 84 basis points over the same period. As of June 30, 2008, the Company had grown total assets by $1,509,830,000, or 14.7%, from $10,285,417,000 at September 30, 2007. Cash and cash equivalents increased $8,693,000, or 14.2%, during the nine months ended June 30, 2008. Loans increased $1,237,596,000, or 15.1%, to $9,425,874,000 during the nine months ended June 30, 2008, as the Company grew long-term assets primarily through its acquisition of FMB. Cash and cash equivalents of $70,071,000 and stockholders’ equity of $1,368,394,000 provides management with flexibility in managing interest rate risk.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net worth at June 30, 2008 was $1,368,394,000, or 11.60% of total assets. This was an increase of $50,267,000 from September 30, 2007 when net worth was $1,318,127,000, or 12.82% of total assets. The increase in the Company’s net worth included $101,669,000 from net income and a $4,161,000 decrease in accumulated other comprehensive income as a result of a net decrease in market value of the Company’s available-for-sale investments. The vast majority of the Company’s available for sale investments are fixed rate. As a result of market interest rates increasing, the value of fixed rate investments generally decreased. Net worth was also reduced by $55,253,000 of cash dividend payments.

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

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $66,975,000, or 4.4%, during the nine months ended June 30, 2008, which included the purchase of $301,854,000 of available-for-sale investment securities. During the same period there were sales of $72,030,000 of available-for-sale securities. There were not any purchases or sales of held-to-maturity securities. As of June 30, 2008, the Company had net unrealized losses on available-for-sale securities of $17,193,000, net of tax, which were recorded as part of stockholders’ equity.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans receivable: During the quarter ended June 30, 2008, the balance of loans receivable increased 15.1% to $9,425,874,000 compared to $8,188,278,000 at September 30, 2007. This growth was due primarily to the FMB acquisition and is consistent with management’s strategy to grow the loan portfolio to mitigate the decreasing weighted average rates on earning assets. The following table shows the loan portfolio by category for the last three quarters.

Loan Portfolio by Category

     (In thousands)

	AS OF 12/31/07		AS OF 3/31/08		AS OF 6/30/08
	AMOUNT	%	AMOUNT	%	AMOUNT	%
Single-family residential	$6,208,448	70.5%	$6,578,993	67.3%	$6,709,942	68.2%
Construction - speculative	668,292	7.6	630,531	6.4	548,376	5.6
Construction - custom	318,947	3.6	345,551	3.5	307,461	3.1
Land - acquisition & development	746,078	8.5	753,393	7.7	737,931	7.5
Land - consumer lot loans	158,475	1.8	213,543	2.2	214,674	2.2
Multi-family	564,195	6.4	696,301	7.1	692,963	7.0
Commercial real estate	103,018	1.2	278,018	2.8	264,599	2.7
Commercial & industrial	20,385	0.2	121,300	1.2	160,422	1.6
HELOC	16,821	0.2	59,712	0.6	68,638	0.7
Consumer	7,137	0.1	118,107	1.2	142,786	1.4

	8,811,796	100%	9,795,449	100%	9,847,792	100%

Less:
ALL	29,370		47,005		54,059
Loans in Process	387,913		385,544		330,556
Deferred Net Origination Fees	38,699		38,183		37,303

	455,982		470,732		421,918

	$8,355,814		$9,324,717		$9,425,874

The acquisition of FMB resulted in a slight diversification of the loan portfolio, decreasing single family residential from 70.5% of the portfolio at December 31, 2007, to 68.2% as of June 30, 2008, and increasing other categories such as commercial real estate, commercial and industrial loans, consumer loans and multi-family loans.

Non-performing assets: Non-performing assets increased significantly during the nine months ended June 30, 2008 to $85,107,000 from $15,931,000 at September 30, 2007, a 434% increase. This increase is attributable to the weakening housing market throughout our eight state branch network. Non-performing assets as a percentage of total assets was .72% at June 30, 2008 compared to .15% at September 30, 2007.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the last ten and twenty years the Company’s average ratio of non-performing assets to total assets was .33% and .47%, respectfully. While our non-performing assets have increased significantly over the last 9 months based on current conditions in the real estate marketplace, the Company anticipates non-performing assets will continue to increase in the future based on current market conditions.

The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Company at the dates indicated.

	June 30, 2008	September 30, 2007
	(In thousands)
Restructured loans (1)	$2,663	$250
Nonaccrual loans:
Single-family residential	21,783	9,820
Construction - speculative	28,668	2,446
Construction - custom	682	—
Land - acquisition & development	8,743	1,809
Land - consumer lot loans	—	—
Multi-family	—	148
Commercial real estate	1,862	253
Commercial & industrial	1,851	42
HELOC	—	—
Consumer	641	—

Total nonaccrual loans (2)	64,230	14,518
Total REO (3)	20,877	1,413

Total non-performing assets	$85,107	$15,931

Total non-performing assets and restructured loans	$87,770	$16,181

Total non-performing assets and restructured loans as a percentage of total assets	0.74%	0.16%

(1)	Performing in accordance with restructured terms.

(2)	The Company recognized interest income on nonaccrual loans of approximately $66,000 in the quarter ended June 30, 2008. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $2,480,000 for the quarter ended June 30, 2008.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the nonaccrual loans reflected in the above table, at June 30, 2008, the Company had $81,837,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company’s ratio of total non-performing assets and restructured loans as a percent of total assets would have increased to 1.44% at June 30, 2008.

(3)	Total REO (included in real estate held for sale on the Statement of Financial Condition) includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans.

Allocation of the allowance for loan losses: The following table shows the allocation of the Company’s allowance for loan losses at the dates indicated.

	June 30, 2008		September 30, 2007
	Amount	Loans to Total Loans [1]	Amount	Loans to Total Loans [1]
	(In thousands)
Single-family residential	$15,072	68.2%	$10,083	69.4%
Construction - speculative	8,789	5.6	4,716	8.1
Construction - custom	931	3.1	1,163	3.8
Land - acquisition & development	9,675	7.5	4,506	8.6
Land - consumer lot loans	1,854	2.2	1,136	1.8
Multi-family	3,598	7.0	5,299	6.4
Commercial real estate	3,513	2.7	1,297	1.3
Commercial & industrial	2,136	1.6	320	0.3
HELOC	950	0.7	—	0.2
Consumer	7,541	1.4	—	0.1

	$54,059	100.0%	$28,520	100.0%

[1]	The percentage is based on gross loans before allowance for loan losses, loans in process and deferred loan origination costs.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Customer accounts: Customer accounts increased $1,177,217,000, or 19.6%, to $7,174,002,000 at June 30, 2008 compared with $5,996,785,000 at September 30, 2007. $744,182,000 of the deposit growth came through the FMB acquisition, the remaining $433,035,000 was organic growth. The following table shows the composition of our customer accounts as of the dates shown:

Deposits by Type

(In thousands)

	June 30, 2008		September 30, 2007
	AMOUNT	%	AMOUNT	%
Checking (noninterest)	$131,502	1.8%	$88,732	1.5%
NOW (interest)	398,937	5.6	320,362	5.3
Savings (passbook/stmt)	191,361	2.7	198,876	3.3
Money Market	1,187,076	16.5	739,554	12.3
CD’s	5,265,126	73.4	4,649,261	77.6

Total	$7,174,002	100.0%	$5,996,785	100.0%

FHLB advances and other borrowings: Total borrowings increased $280,767,000, or 9.9%, to $3,116,746,000 at June 30, 2008 compared with $2,835,979,000 at September 30, 2007. The increase in borrowings was due primarily to $180,985,000 in cash consideration paid for the FMB acquisition. Total short-term borrowings (due within 30 days) at June 30, 2008 were $315,000,000 compared with $275,000,000 at September 30, 2007. See Interest Rate Risk on page 10.

RESULTS OF OPERATIONS

Net Income: The quarter ended June 30, 2008 produced net income of $33,169,000 compared to $34,265,000 for the same quarter one year ago, a 3.2% decrease. The decrease for the quarter resulted primarily from the increase in the provision for loan losses.

Net income for the nine months ended June 30, 2008 was $101,669,000 compared to $101,132,000 for the same period one year ago, a 0.5% increase. The increase for the period resulted primarily from the growth in the balance sheet and growth in net interest income, both of which were offset by the significant increase in the provision for loan losses. See the Rate / Volume analysis below.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rate / Volume Analysis:

	Comparison of Quarters Ended 6/30/08 and 6/30/07			Comparison of Nine Months Ended 6/30/08 and 6/30/07
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income:
Loan portfolio	$26,807	$(7,257)	$19,550	$68,512	$(9,739)	$58,773
Mortgaged-backed securities	3,527	203	3,730	9,056	915	9,971
Investments(1)	(877)	(542)	(1,419)	(653)	(264)	(917)

All interest-earning assets	29,457	(7,596)	21,861	76,915	(9,088)	67,827

Interest expense:
Customer accounts	11,943	(9,460)	2,483	29,720	(8,177)	21,543
FHLB advances and other borrowings	6,366	(1,233)	5,133	22,576	(1,821)	20,755

All interest-bearing liabilities	18,309	(10,693)	7,616	52,296	(9,998)	42,298

Change in net interest income	$11,148	$3,097	$14,245	$24,619	$910	$25,529

(1)	Includes interest on cash equivalents and dividends on FHLB stock

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Loan Losses: The Company recorded a $13,216,000 provision for loan losses during the quarter ended June 30, 2008, while a $1,000,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $85,107,000 or .72% of total assets at June 30, 2008 compared to $12,074,000 or .12% of total assets one year ago. The Company had net charge-offs of $6,162,000 for the quarter ended June 30, 2008 compared with $187,000 of net charge-offs for the same quarter one year ago. This significant increase in the provision for loan losses is in response to the overall deterioration in the housing market in the Company’s eight western state territory, the material increase in net charge offs for the quarter and the added credit risk from the growth in the FMB portfolio.

The Company’s believes that higher non-performing assets and charge-offs may continue going forward until the housing market begins to recover.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	Quarter Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Beginning balance	$47,005	$27,997	$28,520	$24,993
Charge-offs:
Single-family residential	196	—	1,258	—
Construction - speculative	2,206	190	3,767	452
Construction - custom	—	—	—	—
Land - acquisition & development	3,041	—	3,125	23
Land - consumer lot loans	60	—	60	—
Multi-family	25	—	25	34
Commercial real estate	—	—	—	—
Commercial & industrial	—	—	14	—
HELOC	—	—	—	—
Consumer	634	—	1,109	—

	6,162	190	9,358	509
Recoveries:
Single-family residential	—	—	—	—
Construction - speculative	—	—	—	—
Construction - custom	—	—	—	—
Land - acquisition & development	—	—	—	—
Land - consumer lot loans	—	—	—	—
Multi-family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial & industrial	—	2	—	2
HELOC	—	—	—	—
Consumer	—	1	—	1

	—	3	—	3
Net charge-offs	6,162	187	9,358	506
Provision for loan losses	13,216	1,000	23,716	1,200
Acquired reserves	—	—	11,181	3,123

Ending balance	$54,059	$28,810	$54,059	$28,810

Ratio of net charge-offs to average loans outstanding	0.07%	0.00%	0.11%	0.01%

Other Income: The quarter ended June 30, 2008 produced total other income of $7,560,000 compared to $5,230,000 for the same quarter one year ago, an increase of $2,330,000, primarily due to a $3,164,000 gain on the sale of real estate during the quarter.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Expense: The quarter ended June 30, 2008 produced total other expense of $23,653,000 compared to $17,217,000 for the same quarter one year ago, a 37.4% increase. The increase in total other expense over the same comparable period one year ago was primarily the result of compensation and other direct costs related to the February 2008 acquisition of FMB, which operated historically with a significantly higher cost structure than Washington Federal. The Company has already reduced costs substantially and believes more savings may occur as the full integration occurs over time. Total other expense for the quarters ended June 30, 2008 and June 30, 2007 equaled .75% and .66%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 1,072 at June 30, 2008 and 898 at June 30, 2007; the increase primarily due to the acquisition of FMB.

Taxes: Income taxes decreased $892,000, or 4.7%, for the quarter ended June 30, 2008 when compared to the same period one year ago. This decrease was a result of lower pretax income. The effective tax rate for the quarter ended June 30, 2008 was 35.50%, compared to 35.85% for the same period one year ago.

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

The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended June 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2008 to April 30, 2008	—	$—	—	2,888,314
May 1, 2008 to May 31, 2008	—	—	—	2,888,314
June 1, 2008 to June 30, 2008	—	—	—	2,888,314

Total	—	—	—	2,888,314

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

August 11, 2008	/s/ Roy M. Whitehead
ROY M. WHITEHEAD Chairman, President and Chief Executive Officer

August 11, 2008	/s/ Brent J. Beardall
BRENT J. BEARDALL Executive Vice President and Chief Financial Officer