Form 10-K
period 2008-09-30
WASHINGTON FEDERAL INC
filed 2008-11-28
CIK 936528

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008.

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

As of March 28, 2008, the aggregate market value of the 86,843,172 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 957,456 shares held by all directors and executive officers of the Registrant as a group, was $1,976,550,595. This figure is based on the closing sale price of $22.76 per share of the Registrant’s Common Stock on March 28, 2008, as reported in The Wall Street Journal on March 28, 2008.

Number of shares of Common Stock outstanding as of November 24, 2008: 87,978,527

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1) Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2008, are incorporated into Part II, Items 5-8 and Part III, Item 12 of this Form 10-K.

(2) Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 21, 2009 are incorporated into Part III, Items 10-14 of this Form 10-K.

PART I

In addition to historical information, this Annual Report on Form 10-K includes certain “forward-looking statements,” as defined in the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, based on current management expectations. Actual results could differ materially from those management expects. Such forward-looking statements include statements regarding Washington Federal’s intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to: general economic conditions; legislative and regulatory changes; monetary fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; cost of funds; demand for loan products; demand for financial services; competition; changes in the quality or composition of the Company’s loan and investment portfolios; changes in accounting principles; policies or guidelines and other economic, competitive, governmental and technological factors affecting Washington Federal’s operations, markets, products services and fees. Washington Federal undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Item 1.	Business

General

Washington Federal, Inc., formed in November 1994, is a Washington corporation headquartered in Seattle, Washington. The Company is a non-diversified unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act (“HOLA”) that conducts its operations through a federally insured savings and loan association subsidiary, Washington Federal Savings. As used throughout this report, the terms “Washington Federal” or the “Company” refer to Washington Federal, Inc. and its consolidated subsidiaries.

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

The Company’s fiscal year end is September 30th. All references to 2008, 2007 and 2006 represent balances as of September 30, 2008, September 30, 2007 and September 30, 2006, or activity for the fiscal years then ended, respectively.

The business of Washington Federal consists primarily of attracting deposits from the general public and investing these funds in loans of various types, including first lien mortgages on single-family dwellings, construction loans, land acquisition and development loans, loans on multi-family and other income producing properties, home equity loans and business loans. It also invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations. Washington Federal has 148 full service branches located in Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. Through its subsidiaries, the Company is engaged in real estate investment and insurance brokerage activities.

The principal sources of funds for the Company’s activities are retained earnings, loan repayments (including prepayments), net deposit inflows, repayments and sales of investments and borrowings. Washington Federal’s principal sources of revenue are interest on loans, interest and dividends on investments. Its principal expenses are interest paid on deposits, credit costs, general and administrative expenses, interest on borrowings and income taxes.

The Company’s growth has been generated both internally and as a result of 14 mergers and four assumptions of deposits completed in the Company’s history. In February 2008, the Company completed its acquisition of First Mutual Bancshares, Inc. First Mutual Bancshares was the holding company for First Mutual Bank, a Washington-chartered savings bank, headquartered in Bellevue, Washington.

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

Average Statements of Financial Condition

	Year Ended September 30,
	2006			2007			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)
Assets
Loans (1)	$6,516,723	$439,338	6.74%	$7,634,825	$526,923	6.90%	$9,013,671	$599,878	6.66%
Mortgage-backed securities	1,232,912	66,938	5.43	1,354,689	75,478	5.57	1,565,590	88,425	5.65
Investment securities (2)	496,361	23,607	4.76	264,345	15,525	5.87	214,871	11,408	5.31
FHLB stock	129,453	—	—	131,663	756	0.57	140,569	1,717	1.22

Total interest-earning assets	8,375,449	529,883	6.33	9,385,522	618,682	6.59	10,934,701	701,428	6.41
Other assets	195,679			272,300			357,570

Total assets	$8,571,128			$9,657,822			$11,292,271

Liabilities and Stockholders’ Equity
Checking accounts	$221,317	2,498	1.13%	$351,558	5,572	1.58%	$473,999	6,813	1.44%
Passbook and statement accounts	176,047	2,187	1.24	188,853	2,902	1.54	197,448	2,724	1.38
Insured money market accounts	828,789	21,788	2.63	748,436	22,309	2.98	996,164	25,571	2.57
Certificate accounts (time deposits)	3,892,353	152,276	3.91	4,408,864	212,237	4.81	5,032,005	224,114	4.45
Repurchase agreements with customers	29,284	856	2.92	21,567	817	3.79	15,787	547	3.46
FHLB advances	1,410,169	68,119	4.83	1,623,864	78,033	4.81	2,022,596	94,048	4.65
Securities sold under agreements to repurchase	630,411	24,516	3.89	785,753	31,962	4.07	803,825	34,260	4.26
Federal funds purchased	20,863	1,121	5.37	87,939	4,669	5.31	296,529	9,564	3.23

Total interest-bearing liabilities	7,209,233	273,361	3.79	8,216,834	358,501	4.36	9,838,353	397,641	4.04
Other liabilities	145,720			150,320			97,064

Total liabilities	7,354,953			8,367,154			9,935,417
Stockholders’ equity	1,216,175			1,290,668			1,356,854

Total liabilities and stockholders’ equity	$8,571,128			$9,657,822			$11,292,271

Net interest income/Interest rate spread		$256,522	2.54%		$260,181	2.23%		$303,787	2.37%

Net interest margin (3)			3.06%			2.77%			2.78%

(1)	The average balance of loans includes nonaccruing loans, interest on which is recognized on a cash basis. It also includes net accretion of deferred loan fees and costs of $20.6 million, $18.1 million and $12.7 million for years 2006, 2007 and 2008, respectively.
(2)	Includes cash equivalents and repurchase agreements.
(3)	Net interest income divided by average interest-earning assets.

Lending Activities

General. The Company’s net portfolio of loans totaled $9.5 billion at September 30, 2008, representing approximately 81% of its total assets. The Company concentrates its lending activities on the origination of conventional mortgage loans, which are loans that are neither insured nor guaranteed by agencies of the United States government.

Washington Federal’s lending activity is concentrated on the origination of loans secured by real estate, including long-term fixed-rate mortgage loans, adjustable-rate construction loans, adjustable-rate land development loans and fixed-rate multi-family loans.

The following table sets forth the composition of the Company’s gross loan portfolio, by loan type, as of September 30 for the years indicated.

	2004		2005		2006		2007		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands)
Loans secured by real estate:
Single-family residential	$3,982,632	71.2%	$4,630,411	70.3%	$5,416,501	70.3%	$6,067,194	69.4%	$6,868,956	69.5%
Construction – speculative (2)	489,325	8.7	629,594	9.6	716,828	9.3	707,503	8.1	439,616	4.4
Construction – custom (2)	355,935	6.4	391,825	5.9	373,534	4.9	328,929	3.8	317,894	3.2
Land – acquisition and development (1)	220,157	3.9	317,132	4.8	517,969	6.7	755,577	8.6	724,421	7.3
Land – consumer lot loans (1)	77,193	1.4	121,489	1.8	148,842	1.9	159,001	1.8	210,816	2.1
Multi-family	467,354	8.4	501,824	7.6	527,719	6.9	558,846	6.4	683,508	6.9
Commercial Real Estate	—	—	—	—	—	—	112,659	1.3	282,138	2.8
Commercial & Industrial	—	—	—	—	—	—	23,251.3		151,844	1.5
HELOC	—	—	—	—	—	—	13,690.2		80,407.8
Consumer	—	—	—	—	—	—	10,377.1		153,072	1.5

GROSS LOANS	$5,592,596	100.0%	$6,592,275	100.0%	$7,701,393	100.0%	$8,737,027	100.0%	$9,912,672	100.0%
Less LIP, Allowance and net def. costs & fees	(499,153)		(583,343)		(622,950)		(548,749)		(411,052)

NET LOANS	$5,093,443		$6,008,932		$7,078,443		$8,188,278		$9,501,620

(1)	Represents loans to builders / intended occupants for the purpose of financing the acquisition and development of single-family residences.
(2)	Represents loans to builders / intended occupants for the purpose of financing the construction of single-family or multi-family residences.

The following table summarizes the scheduled contractual gross loan maturities for the Company’s total loan portfolio due for the periods indicated as of September 30, 2008. Amounts are presented prior to deduction of discounts, premiums, loans in process, deferred net loan origination fees and allowance for loan losses. Adjustable-rate loans are shown in the period in which loan principal payments are contractually due.

Contractual Maturities:

	Total	Less than 1 Year	1 to 5 Years	After 5 Years
	(In thousands)
Single-family residential	$6,868,956	$72,322	$194,724	$6,601,910
Construction – speculative	439,616	437,804	1,812	—
Construction – custom	317,894	34,623	2,674	280,597
Land – acquisition & development	724,421	700,070	23,301	1,050
Land – consumer lot loans	210,816	3,251	15,477	192,088
Multi-family	683,508	96,360	235,540	351,608
Commercial Real Estate	282,138	47,114	80,255	154,769
Commercial & Industrial	151,844	74,457	31,352	46,035
HELOC	80,407	16,640	1,893	61,874
Consumer	153,072	46	51,266	101,760

	$9,912,672	$1,482,687	$638,294	$7,791,691
Loans maturing after one year:
Adjustable-rate	$852,597
Fixed-rate	7,577,388

Total	$8,429,985

The original contractual loan payment period for residential mortgage loans originated by the Company normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans remain outstanding an average of less than eight and one half years.

Lending Programs and Policies. The Company’s principal lending activity is the origination of real estate mortgage loans to purchase or refinance single-family residences. The Company also originates a significant number of construction and land development loans, along with multi-family residential and commercial loans. At September 30, 2008, single-family residential loans totaled $6.9 billion, or 69.5% of the Company’s gross loan portfolio; construction- speculative loans totaled $440 million, or 4.4% of the Company’s gross loan portfolio; construction – custom loans totaled $318 million, or 3.2% of the Company’s gross loan portfolio; land acquisition and development loans totaled $724 million, or 7.3% of the Company’s gross loan portfolio; land – consumer lot loans totaled $211 million, or 2.1% of the Company’s gross loan portfolio; multi-family loans totaled $684 million, or 6.9% of the Company’s gross loan portfolio; commercial real estate loans totaled $282 million, or 2.8% of the Company’s gross loan portfolio; commercial and industrial loans totaled $152 million, or 1.5% of the Company’s gross loan portfolio; HELOC loans totaled $80 million, or .8% of the Company’s gross loan portfolio and consumer loans totaled $153 million, or 1.5% of the Company’s gross loan portfolio.

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

Federal guidelines limit the amount of a real estate loan made by a federally-chartered savings institution, such as Washington Federal Savings, to a specified percentage of the value of the property securing the loan as determined by an evaluation at the time the loan is originated, referred to as the loan-to-value ratio. The guidelines provide that at the time of origination a real estate loan may not exceed 100% of the value of the security property. Maximum loan-to-value ratios for each type of real estate loan are established by the Company’s Board of Directors. When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, Washington Federal considers the additional risk inherent with these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total balance for loans with loan-to-value ratios exceeding 80% at September 30, 2008, was $485 million, with allocated reserves of $2.0 million.

Construction loans. The Company originates construction loans to finance construction of single-family and multi-family residences as well as commercial properties. These loans to builders are generally indexed to the Prime rate and normally have maturities of two years or less. Loans made to individuals for construction of their home generally are 30 year fixed rate loans. The Company’s policies provide that construction loans may be made for 80% or less of the appraised value of the property upon completion for residential construction loans. As a result of activity over the past three decades, the Company believes that it is a construction lender of choice by builders of single-family residences in its market areas. Because of this history, the Company has developed a staff with in depth land development and construction experience and working relationships builders that have been selected based on their operating histories and financial stability.

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

Commercial and industrial loans. The Company generally makes various types of secured owner occupied commercial real estate and business loans to customers in its market area for the purposes of acquiring real estate, equipment or other business purposes. The terms of these loans generally range from less than one year to a maximum of ten years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to Prime or another market rate.

Commercial credit decisions are based upon the Company’s assessment of the borrower’s ability and willingness to repay along with an evaluation of the liquidity and marketability of collateral. Most such loans are extended to closely held businesses and the personal guaranty of the principals are usually obtained. Non real estate commercial loans have a relatively high risk of default, compared to residential real estate loans, and therefore generally carry a higher rate. Pricing of commercial loans is based on the credit risk of the borrower and the adequacy of collateral, with consideration given to the overall relationship of the borrower, including deposits. The acquisition of business deposits is an important focus of this business line. The cost of funds from businesses is usually lower than the cost of funds raised through CDs in our retail branches.

Consumer Loans. Through its two most recent acquisitions, the Company obtained its portfolio of $153 million of consumer loans. These loans are primarily home improvement loans made through third party originators that bear interest rates of 10% and higher. Due to the nature of these loans the average charge off rate has been 2 to 3% per year. After extensive review of this program, the Company decided in fiscal 2008 to cease origination of consumer loans, as the risk profile did not match with the Company’s long term business plan. The Company will continue to service the portfolio until the balances are repaid.

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

	2004	2005	2006	2007	2008
	(In thousands)
Loans originated (1):
Single-family residential	$710,249	$787,455	$718,915	$827,270	$857,334
Construction – speculative	580,882	716,569	704,314	518,024	218,145
Construction – custom	397,967	422,100	385,084	337,575	303,844
Land – Acquisition & Development	244,048	358,863	398,669	443,793	148,221
Land – Consumer Lot Loans	—	—	59,869	42,299	25,909
Multi-family	137,838	151,839	135,496	98,453	105,805
Commercial Real Estate	—	—	—	16,266	66,876
Commercial & Industrial	—	—	—	10,320	187,748
HELOC	—	—	—	5,074	63,855
Consumer	—	—	—	2,871	96,438

Total loans originated	2,070,984	2,436,826	2,402,347	2,301,945	2,074,175
Loans purchased (2)	31,911	331,456	399,766	414,153	946, 826
Loan principal repayments	(1,693,142)	(1,769,058)	(1,694,530)	(1,718,798)	(1,845,324)
Net change in loans in process, discounts, etc.	(133,818)	(83,735)	(38,072)	112,535	137,665

Net loan activity increase (decrease)	$275,935	$915,489	$1,069,511	$1,109,835	$1,313,342

Beginning balance	$4,817,508	$5,093,443	$6,008,932	$7,078,443	$8,188,278
Ending balance	$5,093,443	$6,008,932	$7,078,443	$8,188,278	$9,501,620

(1)	Includes undisbursed loan in process and does not include savings account loans, which were not material during the periods indicated.
(2)	Includes loans acquired through acquisitions and whole loan purchases.

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

The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Company at the dates indicated.

	2004	2005	2006	2007	2008
	(In thousands)
Restructured loans (1)	$803	$573	$—	$250	$6,210
Nonaccrual loans:
Single-family residential	7,345	5,765	5,700	9,820	38,017
Construction – Speculative	2,965	—	1,002	2,446	33,003
Construction – custom	—	—	—	—	1,315
Land – Acquisition & Development	252	403	126	1,809	51,562
Land – consumer lot loans	—	—	—	—	—
Multi-family	322	420	353	148	748
Commercial Real Estate	—	—	—	253	1,929
Commercial & Industrial	—	—	—	42	—
HELOC	—	—	—	—	—
Consumer	—	—	—	—	535

Total nonaccrual loans (2)	10,884	6,588	7,181	14,518	127,109
Total REO (3)	3,817	756	479	1,413	37,082

Total nonperforming assets	$14,701	$7,344	$7,660	$15,931	164,191

Total nonperforming assets and restructured loans	$15,504	$7,917	$7,660	$16,181	170,401

Total nonperforming assets and restructured loans as a percent of total assets	0.22%	0.09%	0.08%	0.16%	1.44%

(1)	Performing in accordance with restructured terms.
(2)	The Company recognized interest income on nonaccrual loans of approximately $27,000 in 2008. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $4,516,000 in 2008.
In addition to the nonaccrual loans reflected in the above table, at September 30, 2008, the Company had $115.4 million of loans that were less than 90 days delinquent but which were classified as substandard for one or more reasons. If these loans were deemed nonperforming, the Company’s ratio of total nonperforming assets and restructured loans as a percent of total assets would have been 2.42% at September 30, 2008. For a discussion of the Company’s policy for placing loans on nonaccrual status, see Note A to the Consolidated Financial Statements included in Item 8 hereof.
(3)	Total REO includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans.

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	September 30,
	2004	2005	2006	2007	2008
	(In thousands)
Beginning balance	$25,806	$25,140	$24,756	$24,993	$28,520
Charge-offs:
Single-Family Residential	338	154	226	40	2,177
Construction – Speculative	146	90	20	1,024	6,858
Construction – Custom	—	—	—	—	—
Land – Acquisition & Development	44	—	—	58	3,513
Land – Consumer Lot Loans	—	—	—	—	140
Multi-Family	—	14	52	34	25
Commercial Real Estate	—	—	—	—	225
Commercial & Industrial Loans	—	—	—	—	14
HELOC	—	—	—	—	—
Consumer	—	—	—	—	2,471

	528	258	298	1,156	15,423
Recoveries:
Single-Family Residential	16	8	—	1	—
Construction – Speculative	—	—	—	—	34
Construction – Custom	—	—	—	—	—
Land – Acquisition & Development	77	—	—	—	—
Land – Consumer Lot Loans	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial Real Estate	—	—	—	2	—
Commercial & Industrial Loans	—	—	—	—	—
HELOC	—	—	—	—	—
Consumer	—	—	—	—	230

	93	8	—	3	264

Net charge-offs	435	250	298	1,153	15,159
Acquired through acquisition	—	—	—	3,130	11,181
Provision (reversal of reserve) for loan losses	(231)	(134)	535	1,550	60,516

Ending balance	$25,140	$24,756	$24,993	$28,520	$85,058

Ratio of net charge-offs to average loans outstanding	.01%	.01%	.01%	.02%	.17%

The following table sets forth the allocation of the Company’s allowance for loan losses at the dates indicated.

	September 30,
	2004		2005		2006		2007		2008
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(In thousands)
Allowance allocation:
Single-family residential	$8,517	71.2%	$8,643	70.2%	$8,397	70.3%	$10,083	69.4%	$17,055	69.5%
Construction – speculative	7,069	15.1	6,977	15.5	6,706	14.8	4,716	8.1	10,069	4.4
Construction – custom	—	—	—	—	—	—	1,163	3.8	1,328	3.2
Land – acquisition & development	3,470	5.3	3,360	6.7	4,829	8.0	4,506	8.6	28,679	7.3
Land – consumer lot loans	—	—	—	—	—	—	1,136	1.8	2,279	2.1
Multi-family	6,084	8.4	5,776	7.6	5,061	6.9	5,299	6.4	4,514	6.9
Commercial real estate	—	—	—	—	—	—	1,297	1.3	4,536	2.8
Commercial & industrial	—	—	—	—	—	—	320.3		3,807	1.5
HELOC	—	—	—	—	—	—	—	.2	1,338	0.8
Consumer	—	—	—	—	—	—	—	.1	11,453	1.5
Unallocated	—		—		—		—		—

Total allowance for loan losses	$25,140		$24,756		$24,993		$28,520		$85,058

(1)	Represents the total amount of the loan category as a % of total loans outstanding.

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable and estimable losses inherent in the loan portfolio. The Company’s methodology for assessing the appropriateness of the allowance consists of two components, which include the general allowance and specific allowance. As part of the process for determining the adequacy of the allowance for loan losses, management reviews the loan portfolio for specific weaknesses.

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

The following table sets forth the composition of the Company’s investment portfolio at the dates indicated.

September 30,	2006		2007		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. government and agency obligations	$245,359	$248,426	$236,352	$232,285	$37,253	$41,231
State and political subdivisions	8,121	8,833	8,107	8,646	7,770	8,306
Agency mortgage-backed securities	1,391,933	1,375,690	1,430,208	1,409,881	1,551,674	1,549,878

	$1,645,413	$1,632,949	$1,674,667	$1,650,812	$1,596,697	$1,599,415

The investment portfolio at September 30, 2008 was categorized by maturity as follows:

	Amortized Cost	Wtd Avg Yield
	(In thousands)
Due in less than one year	$25,500	5.96%
Due after one year through five years	1,470	6.60
Due after five years through 10 years	11,753	8.21
Due after 10 years	1,557,974	5.74

	$1,596,697	5.76%

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

Certificates with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year but less than four years, the penalty is 180 days of interest. When the maturity is greater than 4 years, the penalty is 365 days interest. Early withdrawal penalties during 2006, 2007 and 2008 amounted to approximately $991,000, $1,005,000 and $859,000, respectively.

The Company offers two checking account products; the accounts pay interest on monthly average balances over $1,000 and $10,000 respectively.

The Company’s deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. The Company does not advertise for deposits outside of these states.

The following table sets forth certain information relating to the Company’s savings deposits at the dates indicated.

	September 30,
	2006		2007		2008
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)
Balance by interest rate:
Checking accounts	$235,714	1.87%	$409,098	1.90%	$516,972	1.14%
Passbook and statement accounts	161,098	1.25	198,876	1.70	188,546	1.22
Money market accounts	743,317	2.93	739,554	2.85	1,231,542	2.48

	1,140,129		1,347,528		1,937,060
Fixed-rate certificates:
Under 3.00%	37,188		4,228		892,627
3.00% to 3.99%	833,968		150,926		2,887,138
4.00% to 4.99%	2,132,966		1,283,837		1,346,039
5.00% to 5.99%	1,140,957		3,190,141		81,911
6.00% and above	500		2,389		1,270

	4,145,579		4,631,521		5,208,985

	$5,285,708		$5,979,049		$7,146,045

The following table sets forth, by various interest rate categories, the amount of certificates of deposit of the Company at September 30, 2008, which mature during the periods indicated.

	Maturing in
	1 to 3 Months	4 to 6 Months	7 to 12 Months	13 to 24 Months	25 to 36 Months	37 to 60 Months	Total
	(In thousands)
Fixed-rate certificates:
Under 3.00%	$445,130	$139,136	$280,536	$21,239	$3,980	$2,606	$892,627
3.00 to 3.99%	281,193	1,596,686	757,522	212,313	17,708	21,716	2,887,138
4.00 to 4.99%	670,316	182,039	154,417	133,345	63,343	142,579	1,346,039
5.00 to 5.99%	45,015	1,502	2,630	10,506	13,171	9,087	81,911
6.00 and above	510	542	—	216	—	2	1,270

Total	$1,442,164	$1,919,905	$1,195,105	$377,619	$98,202	$175,990	$5,208,985

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

At September 30, 2008, the Company had $1.8 billion of certificates of deposit in amounts of $100,000 or more outstanding, maturing as follows: $524 million within 3 months; $650 million over 3 months through 6 months; $400 million over 6 months through 12 months; and $222 million thereafter.

The following table sets forth the customer account and customer repurchase activities of the Company for the years indicated.

	September 30,
	2006	2007	2008
	(In thousands)
Deposits	$2,932,389	$2,617,541	$8,846,229
Acquired Deposits	—	379,090	744,182
Withdrawals	(2,831,908)	(2,555,597)	(8,677,426)

Net increase (decrease) in deposits before interest credited	100,481	441,034	912,985
Interest credited	179,740	244,025	259,769

Net increase in customer accounts	$280,221	$685,059	$1,172,754

Borrowings. The Company obtains advances from the FHLB upon the security of the FHLB capital stock it owns and certain of its home mortgages, provided certain standards related to credit worthiness have been met. See “Regulation—Washington Federal Savings—Federal Home Loan Bank System” below. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Company’s creditworthiness. The FHLB is required to review its credit limitations and standards at least annually. FHLB advances have, from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand Washington Federal’s lending program. The Company had $1.998 billion of FHLB advances outstanding at September 30, 2008.

The Company also uses reverse repurchase agreements as a form of borrowing. Under reverse repurchase agreements, the Company sells an investment security to a dealer for a period of time and agrees to buy back that security at the end of the period and pay the dealer a stated interest rate for the use of the dealer’s funds. The amount of securities sold under such agreements depends on many factors, including the terms available for such transactions, the perceived ability to apply the proceeds to investments yielding a higher return, the demand for the securities and management’s perception of trends in interest rates. The Company had $800 million of securities sold under such agreements at September 30, 2008. See Note I to the Consolidated Financial Statements included in Item 8 hereof for additional information.

The Company may need to borrow funds for short periods of time to meet day-to-day financing needs. In these instances, funds are borrowed from other financial institutions for periods generally ranging from 1 to 7 days at the then current borrowing rate. At September 30, 2008, the Company had $377 million of such short-term borrowings.

The Company also offers two forms of repurchase agreements to its customers. One form has an interest rate that floats like a money market deposit account. The other form has a fixed rate and is offered in a minimum denomination of $100,000. Both forms are fully collateralized by securities. These obligations are not insured by FDIC and are classified as borrowings for regulatory purposes. The Company had $23.5 million of such agreements outstanding at September 30, 2008.

The following table presents certain information regarding borrowings of Washington Federal for the years indicated.

	September 30,
	2006	2007	2008
	(In thousands)
Federal funds and securities sold to dealers under agreements to repurchase:
Average balance outstanding	$651,274	$873,692	$1,100,354
Maximum amount outstanding at any month-end during the period	870,000	1,175,000	1,275,000
Weighted-average interest rate during the period (1)	3.94%	4.19%	3.98%
FHLB advances:
Average balance outstanding	$1,410,169	$1,623,864	$2,022,596
Maximum amount outstanding at any month-end during the period	1,500,000	1,800,000	2,206,000
Weighted-average interest rate during the period (1)	4.83%	4.81%	4.65%
Securities sold to customers under agreements to repurchase:
Average balance outstanding	$29,284	$21,567	$15,787
Maximum amount outstanding at any month-end during the period	31,222	24,758	23,494
Weighted-average interest rate during the period (1)	2.92%	3.79%	3.46%
Total average borrowings	$2,090,727	$2,519,123	$3,138,737
Weighted-average interest rate on total average borrowings (1)	4.53%	4.58%	4.41%

(1)	Interest expense divided by average daily balances.

Other Ratios

The following table sets forth certain ratios related to the Company for the periods indicated.

	September 30,
	2006	2007	2008
Return on assets (1)	1.67%	1.40%	.55%
Return on equity (2)	11.77	10.46	4.59
Average equity to average assets	14.19	13.36	12.02
Dividend payout ratio (3)	49.39	53.90	118.31

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share divided by net income per share.

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

	September 30,
	2006 vs. 2005 Increase (Decrease) Due to			2007 vs. 2006 Increase (Decrease) Due to			2008 vs. 2007 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)			(In thousands)
Interest income:
Loan portfolio	$66,399	$3,916	$70,315	$76,942	$10,643	$87,585	$91,897	$(18,942)	$72,955
Mortgage-backed securities	22,052	(16,573)	5,479	6,772	1,768	8,540	11,854	1,093	12,947
Investments (1)	(15,319)	7,507	(7,812)	(9,296)	1,970	(7,326)	(1,580)	(1,576)	(3,156)

All interest-earning assets	73,132	(5,150)	67,982	74,418	14,381	88,799	102,171	(19,425)	82,746

Interest expense:
Customer accounts	17,502	46,277	63,779	21,479	42,753	64,232	39,675	(23,743)	15,932
FHLB advances and other borrowings	18,135	(3,813)	14,322	20,073	835	20,908	27,844	(4,636)	23,208

All interest-bearing liabilities	35,637	42,464	78,101	41,552	43,588	85,140	67,519	(28,379)	39,140

Change in net interest income	$37,495	$(47,614)	$(10,119)	$32,866	$(29,207)	$3,659	$34,652	$8,954	$43,606

(1)	Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle.

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

The following table shows the estimated repricing periods for earning assets and paying liabilities.

	Repricing Period
	Within One Year	After 1 year -before 4 Years	Thereafter	Total
	(In thousands)
As of 9/30/08
Earning Assets *	$2,989,538	$2,200,259	$6,139,679	$11,329,476
Paying Liabilities	(6,978,677)	(2,239,856)	(1,126,914)	(10,345,447)

Excess (Liabilities) Assets	$(3,989,139)	$(39,597)	$5,012,765
Excess as % of Total Assets	-33.8%
Policy limit for one year excess	-60.0%

*	Asset repricing period includes estimated prepayments based on historical activity

At September 30, 2008, the Company had approximately $4.0 billion more liabilities subject to repricing in the next year than assets, which amounted to a negative maturity gap of 34% of total assets. As of September 30, 2007, the amount of excess liabilities subject to repricing within one year was approximately $3.4 billion or 33% of total assets. The increase of approximately $596 million of liabilities in excess of assets repricing within one year was due to continued growth of the balance sheet. Despite the growth of the absolute dollar amount of the GAP, the percentage only increased 1% due to the growth of total assets for the year. By having an excess of liabilities repricing within one year over assets, the Company is subject to decreasing net interest income should interest rates rise. However, if the size and/or mix of the balance sheet changes, rising rates may not cause a decrease in net interest income.

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

September 30, 2008

Change in Interest Rates	Estimated NPV Amount	Estimated Increase (Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)	(In thousands)	(In thousands)
+300	$581,726	$(716,410)	5.41%
+200	841,400	(456,736)	7.57
+100	1,095,979	(202,157)	9.55
0	1,298,136	—	11.00
-100	1,378,606	80,470	11.46

September 30, 2007
Change in Interest Rates	Estimated NPV Amount	Estimated Increase (Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)	(In thousands)	(In thousands)
+300	$593,175	$(745,189)	6.44%
+200	853,383	(484,981)	8.92
+100	1,116,095	(222,269)	11.24
0	1,338,364	—	13.03
-100	1,457,798	119,434	13.85

At September 30, 2008, the Company’s NPV decreased $40million compared to the prior year. This decrease was primarily the result of a change in estimated fair market value of fixed rate mortgages based on current market assumptions . If in the future the Company chooses to continue to leverage its balance sheet by increasing short-term borrowings and investing in longer-term assets (30-year mortgage loans or mortgage-backed securities), the Company’s NPV sensitivity will increase.

Certain assumptions were used in preparing the previous table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under the various interest rate scenarios. Even if interest rates change in the designated amounts, there can be no assurance that the Company’s assets and liabilities would perform as set forth above.

The NPV analysis presented assumes zero balance sheet growth and constant percentage composition of assets and liabilities (actual results will differ from this assumption). Prepayment rates are derived from market prepayment rates observed on or about the measurement date. As of September 30, 2008, the estimated prepayment rate for both a 30 year fixed-rate mortgage and a 30 year fixed-rate mortgage-backed security with rates from 6% to 7% was 15% in the base case, and 8% in the +200 basis point shift.

The following table sets forth Company guidelines for interest rate risk measured by NPV after shifts in interest rates:

Rate Shock	Minimum NPV Limit
(Basis Points)
+300	-0-
+200	3.0%
+100	5.0%
-0-	6.0%
-100	7.0%

As of September 30, 2008 and 2007, the Company’s estimated NPV exceeded the above guidelines.

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

At September 30, 2008, Washington Federal Savings was authorized under the current regulations to have a maximum investment of $235.8 million in its service corporations, exclusive of the additional 1% of investment assets permitted for inner-city or community development purposes but inclusive of the ability to make loans to its subsidiaries. On September 30, 2008, Washington Federal Savings’ investment in, and unsecured loans to, its wholly owned service corporations amounted to $.3 million.

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

First Insurance Agency, Inc., a wholly owned subsidiary of Washington Federal Savings, is an insurance agency that offers a full line of individual and business insurance products to customers of the Company, as well as to others.

Statewide Mortgage Services, Inc., a wholly owned subsidiary of Washington Federal Savings, is incorporated under the laws of the state of Washington for the purpose of operating a commercial warehouse site located in the state, which was sold during 2008.

First Mutual Sales Finance, Inc., a wholly owned subsidiary of Washington Federal Savings, is incorporated under the laws of the state of Delaware for the purpose of originating and servicing consumer loans.

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

Employees

As of September 30, 2008, the Company had approximately 1,095 employees, including the full-time equivalent of 39 part-time employees and its service corporation employees. None of these employees are represented by a collective bargaining agreement, and the Company has enjoyed harmonious relations with its personnel.

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

Federal Securities Laws. The Company’s common stock is registered with the Securities and Exchange Commission (“SEC”) under Section 12(g) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act.

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

Insurance of Deposit Accounts. The Emergency Economic Stabilization Act of 2008, among other things, has temporarily increased the amount of federal deposit insurance coverage from $100,000 to $250,000 per depositor. The basic deposit insurance limit will return to $100,000 after December 31, 2009.

The FDIC has recently increased coverage on non-interest bearing deposits to be unlimited until December 31, 2009.

The Federal Deposit Insurance Reform Act of 2005 (“Reform Act”), among other things, provided for the merger of the Bank Insurance Fund with the Savings Association Insurance Fund to form the Deposit Insurance Fund and increased the coverage limit for retirement accounts to $250,000. In addition, the Reform Act allows the FDIC to adjust the ratio of FDIC reserves to the total amount of insured deposits, within the range of 1.15% to 1.50%, depending on projected losses, economic changes and assessment ratios at the end of a calendar year. The Reform Act also required the FDIC to provide eligible insured depository institutions that were in existence on and paid deposit insurance assessments prior to December 31, 1996 with a one-time assessment credit against future premiums based on their share of the aggregate 1996 assessment base. The Bank received notification from the FDIC that its one-time assessment credit was $1.9 million. The one-time assessment credit will expire in 2009. With the recent bank failures in 2008 and the expiration of the one-time assessment credit, management anticipates that FDIC expense will increase for fiscal 2009 and thereafter.

Effective January 1, 2008, the FDIC adopted final regulations designating the reserve ratio for the deposit insurance fund during 2008 at 1.25% of estimated insured deposits. At the same time, the FDIC adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation will enable the FDIC to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, the FDIC will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating for larger institutions. The new rates for nearly all of the financial institutions industry vary between twelve and twenty cents for every $100 of domestic deposits.

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

The capital regulations create three capital requirements: a tangible capital requirement, a leverage or core capital requirement and a risk-based capital requirement. All savings institutions must have tangible capital of at least 1.5% of adjusted total assets, as defined by regulation. For purposes of this requirement, tangible capital is core capital less all intangibles other than certain purchased mortgage servicing rights.

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

For information regarding Washington Federal Savings’ compliance with each of these three capital requirements at September 30, 2008, see Note M to the Consolidated Financial Statements included in Item 8 hereof.

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

Prompt Corrective Action. Under federal law, each federal banking agency has implemented a system of prompt corrective action for institutions that it regulates. Under OTS regulations, an institution shall be deemed to be: (i) well capitalized if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well capitalized; (iii) undercapitalized if it has total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) significantly undercapitalized if it has total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OTS to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. (The FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 2008, Washington Federal Savings exceeded the requirements of a well capitalized institution.

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

Under current legislation and applicable regulations, any savings institution is a QTL if: (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Internal Revenue Code (which generally requires that at least 60% of the institution’s assets constitute housing-related and other qualifying assets) or (ii) at least 65% of the institution’s portfolio assets (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At September 30, 2008, Washington Federal Savings was in compliance with the QTL test set forth in the HOLA.

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

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution, if after making such distribution the institution would be undercapitalized. Furthermore, under the Treasury’s Capital Purchase Program, the Company must obtain the Treasury’s consent for any increase in dividends declared on its common stock. This restriction applies until November 14, 2011, unless prior to that time the Company redeems the Preferred Stock that it issued to the Treasury or the Treasury transfers the Preferred Stock to a third party. For more information on the Company’s participation in the Treasury’s Capital Purchase Program and the corresponding restrictions, please see Note Q, Subsequent Event, of the Notes to Consolidated Financial Statements. Washington Federal Savings does not believe that these regulations will adversely affect its ability to make capital distributions.

Federal Home Loan Bank System. Washington Federal Savings is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 2008, the Company’s advances from the FHLB amounted to $1.998 billion.

As a member, the Company is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to 3.50% of FHLB advances outstanding and .75% of mortgage loans and pass-through securities. At September 30, 2008, the Company had $144.9 million in FHLB Seattle stock, which was in compliance with this requirement.

Federal law requires the FHLB to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

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

The state of New Mexico has a corporate income tax with statutory rates ranging from 4.8% to 7.6% over $1 million of apportionable income.

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

Current Risk Factors

Item 1A.	Risk Factors

Ownership of the Company’s common stock involves risk. Investors should carefully consider, in addition to the other information set forth herein, the following risk factors.

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on us and others in the financial institutions industry. For example, a possible national economic recession or further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with these events:

•

Economic conditions that negatively affect housing prices and the job market have resulted, and may continue to result, in a deterioration in credit quality of the Company’s loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on the Company’s business.

•	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

•

The processes we use to estimate allowance for loan losses and reserves may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

•

Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future charge-offs.

•

We expect to face increased regulation of our industry, and compliance with such regulation may increase our costs, limit our ability to pursue business opportunities and increase compliance challenges.

As these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition.

The Company’s business is subject to interest rate risk and variations in market interest rates may negatively affect its financial performance. Management is unable to predict fluctuations of market interest rates, which are affected by many factors, including:

•	Inflation;

•	Recession;

•	A rise in unemployment;

•	Changes in the money supply; and

•	Domestic and international disorder and instability in domestic and foreign financial markets.

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time frame if it will mature or reprice within that period of time. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets estimated to mature or reprice within a specific time frame and the amount of interest-bearing liabilities estimated to mature or reprice within that same period of time. In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in the cost of its interest-bearing liabilities than it would in the yield on its interest-earning assets, thus producing a decline in its net interest income. Conversely, in a declining rate environment, an institution with a negative gap would generally be expected to experience a lesser reduction in the yield on its interest-earning assets than it would in the cost of its interest-bearing liabilities, thus producing an increase in its net interest income. At September 30, 2008, the Company had a negative one-year gap of 33.8%, as compared to a negative one-year gap of 33.0% at September 30, 2007.

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

The Company’s ability to pay dividends is subject to regulatory and other limitations which may affect its ability to pay dividends to its shareholders. Washington Federal is a separate legal entity from its subsidiary, Washington Federal Savings, and does not have significant operations of its own. The availability of dividends from Washington Federal Savings is limited by various statutes and regulations. It is possible, depending upon the financial condition of Washington Federal Savings and other factors, that the OTS, Washington Federal Savings’ primary regulator, could assert that payment of dividends or other payments may result in an unsafe or unsound practice. In the event Washington Federal Savings is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from Washington Federal Savings could adversely affect the Company’s financial condition, results of operations and prospects. In addition, under the U.S Department of the Treasury (“Treasury”) Capital Purchase Program (“CPP”), the Company needs the Treasury’s consent for any increase in dividends declared on its common stock. This restriction applies until the third anniversary of the issuance of the Company’s Series A Preferred Stock, on November 14, 2008, to the Treasury, unless prior to that time the Company redeems the Series A Preferred Stock or the Treasury transfers it to a third party.

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

The Company’s business is subject to various lending and other economic risks that could adversely impact its operating results and financial condition. Further deterioration in economic conditions, particularly in the Pacific Northwest, could hurt our business. The Company’s business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond its control. Investments in U.S. government sponsored entities, such as Fannie Mae and Freddie Mac, declined significantly in value, after the U.S Government placed both companies into conservatorship in September 2008, and may decline further based on economic, legislative or regulatory changes. A deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on the Company’s business:

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

A downturn in the real estate market could hurt the Company’s business. The Company’s business activities and credit exposure are concentrated in real estate lending. During fiscal 2008, the market for residential housing has experienced dramatic declines, with falling home prices and increasing foreclosures. In recognition of the continued deterioration in the housing market and an expected increase in non-performing assets, the Company significantly increased its provision for loan losses in fiscal 2008. A downturn in the real estate market could hurt the Company’s business because the vast majority of its loans are secured by real estate. If the significant decline in market values continues, the collateral for the Company’s loans will provide less security. As a result, the Company’s ability to recover the principal amount due on defaulted loans by selling the underlying real estate will be diminished, and the Company will be more likely to suffer losses on defaulted loans.

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

Difficulties in combining the operations of acquired companies with Washington Federal’s own operations may prevent it from achieving the expected benefits from its acquisitions. Washington Federal may not be able to fully realize the strategic and operating efficiencies in an acquisition. Inherent uncertainties exist in the operations of an acquired entity. Although the Company seeks merger or acquisition partners that are culturally similar and have experienced management, it is possible that Washington Federal may lose customers or key personnel of acquired entities as a result of an acquisition. In addition, the market conditions where Washington Federal and its potential acquisition targets operate are highly competitive. These factors could contribute to Washington Federal not achieving the expected benefits from its acquisitions within desired time frames, if at all.

Failure to successfully implement a new core operating system may adversely effect Washington Federal’s business operations. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies and provide improved security in our operations. In order to meet these needs, Washington Federal has begun implementing substantial changes to its core operating system. We may not be able to successfully implement the new core operating system or integrate the system with the operations of recently acquired institutions. In addition, we may incur significant increases in costs and encounter extensive delays in the implementation and rollout of our new operating system. Failure to effectively implement our new operating system may adversely affect Washington Federal’s operations as well as customer perceptions.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company owns the building in which its principal executive offices are located in Seattle, Washington. The following table sets forth certain information concerning the Company’s offices:

Location	Number of Offices	Building		Net Book Value at September 30, 2008 (2)
		Owned	Leased (1)
				(In thousands)
Washington	54	41	13	$83,735
Idaho	16	16	—	6,136
Oregon	28	17	11	8,627
Utah	10	6	4	2,707
Arizona	20	14	6	15,114
Texas	6	3	3	3,154
New Mexico	11	9	2	12,729
Nevada	3	0	3	1,155

Total	148	106	42	$133,357

(1)	The leases have varying terms expiring from 2009 through 2070, including renewal options.
(2)	Amount represents the net book value of all land, property and equipment owned by the Company and the book value of leasehold improvements, where applicable.

Washington Federal evaluates on a continuing basis the suitability and adequacy of its offices, both branches and administrative centers, and has opened, relocated, remodeled or closed them as necessary to maintain efficient and attractive premises.

Washington Federal’s net investment in premises, equipment and leaseholds was $133.4 million at September 30, 2008.

Item 3.	Legal Proceedings

The Company is involved in legal proceedings occurring in the ordinary course of business that in the aggregate are believed by management to be immaterial to the financial statements of the Company. The effects of legal proceedings did not have a material impact on the statements of operations for any of the three years ended September 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required herein is incorporated by reference from page 41 of the Company’s Annual Report to Stockholders for 2008 (“Annual Report”), which is included herein as Exhibit 13.

The Company’s stock repurchase program was publicly announced by the board of directors on February 3, 1995 and has no expiration date. Under this program, a total of 21,956,264 shares of the Company’s common stock have been authorized for repurchase. There were no repurchases of the Company’s common stock made by or on behalf of the Company during the three months ended September 30, 2008.

Item 6.	Selected Financial Data

The information required herein is incorporated by reference from page 12 of the Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference on pages 5 through 11 of the Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required herein is incorporated by reference to Interest Rate Risk commencing on page 17 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required herein are incorporated by reference from pages 13 through 40 of the Annual Report.

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

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The annual Management’s Report on Internal Control over Financial Reporting and the Attestation reports of the Company’s Registered Public Accounting Firm required herein is incorporated by reference on pages 38 and 39 of the Annual Report.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference to pages 5 through 14 of the Proxy Statement dated December 12, 2008, for the Company’s annual meeting of stockholders to be held on January 21, 2009 (“Proxy Statement”).

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

The information required in this item 12 regarding equity compensation plans is incorporated by reference to Note L on pages 30 through 31 of the Annual Report.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference to page 30 of the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required herein is incorporated by reference to page 31 of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are incorporated herein by reference from pages 13 through 39 of the Annual Report.

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of September 30, 2008 and 2007

Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2008

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended September 30, 2008

Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2008

Notes to Consolidated Financial Statements

(a)(2) There are no financial statement schedules filed herewith.

(a)(3) The following exhibits are filed as part of this report, and this list includes the Exhibit Index:

No.	Exhibit	Page/ Footnote
3.1	Restated Articles of Incorporation of the Company	(1)
3.1.1	Amended Article 3 of the Restated Articles of Incorporation of the Company	(2)
3.2	Bylaws of the Company	(1)
4	Specimen Common Stock Certificate The Company has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Annual Report on Form 10-K. The Company agrees to furnish copies to the SEC upon request.	(1)
10.1	1982 Employee Stock Compensation Program*	(1)
10.2	1987 Stock Option and Stock Appreciation Rights Plan*	(1)
10.3	1994 Stock Option and Stock Appreciation Rights Plan*	(1)
10.4	2001 Long-Term Incentive Plan*	(3)
10.5	Form of award agreement for restricted stock for 2001 Long Term Incentive Plan *	(4)
10.6	Form of award agreement for stock options for all plans*	(4)
13	Annual Report to Stockholders
21	Subsidiaries of the Company - Reference is made to Item 1, “Business - Subsidiaries” for the required information
23	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification by the Chief Executive Officer
31.2	Section 302 Certification by the Chief Financial Officer
32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002

*	Management contract or compensation plan
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 8-B filed with the SEC on January 26, 1995.
(2)	Incorporated by reference from Registrant’s 2007 Annual Report on Form 10-K filed on November 22, 2007
(3)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 23, 2002.
(4)	Incorporated by reference from Registrant’s 2006 Annual Report on Form 10-K filed on November 8, 2006.
(c)	See (a)(3) above for all exhibits filed herewith and the Exhibit Index.
(d)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON FEDERAL, INC.

November 26, 2008	By:	/s/ Roy M. Whitehead
Roy M. Whitehead, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roy M. Whitehead Roy M. Whitehead, Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)	November 26, 2008

/s/ Brent J. Beardall Brent J. Beardall, CPA Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 26, 2008

/s/ John F. Clearman John F. Clearman, Director	November 26, 2008

/s/ Derek L. Chinn Derek L. Chinn, Director	November 26, 2008

/s/ James J. Doud, Jr. James J. Doud, Jr., Director	November 26, 2008

/s/ H. Dennis Halvorson H. Dennis Halvorson, Director	November 26, 2008

/s/ Anna C. Johnson Anna C. Johnson, Director	November 26, 2008

/s/ Thomas J. Kelley Thomas J. Kelley, Director	November 26, 2008

/s/ Thomas F. Kenney Thomas F. Kenney, Director	November 26, 2008

/s/ Charles R. Richmond Charles R. Richmond, Director	November 26, 2008

/s/ Barbara L. Smith Barbara L. Smith, Director	November 26, 2008