Form 10-Q
period 2008-12-31
WASHINGTON FEDERAL INC
filed 2009-02-09
CIK 936528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at February 6, 2009
Common stock, $1.00 par value	88,046,938

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I

Item 1.	Financial Statements (Unaudited)

The Condensed Consolidated Financial Statements of Washington Federal, Inc. and Subsidiaries filed as a part of the report are as follows:

	Consolidated Statements of Financial Condition as of December 31, 2008 and September 30, 2008	Page 3

	Consolidated Statements of Operations for the quarters ended December 31, 2008 and 2007	Page 4

	Consolidated Statements of Cash Flows for the quarters ended December 31, 2008 and 2007	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 20

Item 4.	Controls and Procedures	Page 21

PART II

Item 1.	Legal Proceedings	Page 22

Item 1A.	Risk Factors	Page 22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 22

Item 3.	Defaults Upon Senior Securities	Page 22

Item 4.	Submission of Matters to a Vote of Security Holders	Page 23

Item 5.	Other Information	Page 23

Item 6.	Exhibits	Page 23

	Signatures	Page 24

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	December 31, 2008	September 30, 2008
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$153,045	$82,600
Available-for-sale securities, including encumbered securities of $805,285 and $762,857, at fair value	1,980,730	1,476,067
Held-to-maturity securities, including encumbered securities of $97,041 and $98,917, at amortized cost	121,735	124,537
Loans receivable, net	9,635,434	9,501,620
Interest receivable	57,433	54,365
Premises and equipment, net	134,557	133,357
Real estate held for sale	61,932	37,107
FHLB stock	144,491	144,874
Intangible assets, net	220,375	221,294
Other assets	12,151	20,604

	$12,521,883	$11,796,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Savings and demand accounts	$7,251,043	$7,146,045
Repurchase agreements with customers	33,700	23,494

	7,284,743	7,169,539
FHLB advances	2,743,026	1,998,308
Other borrowings	800,600	1,177,600
Advance payments by borrowers for taxes and insurance	16,192	37,206
Federal and state income taxes	25,768	—
Accrued expenses and other liabilities	69,847	81,098

	10,940,176	10,463,751
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 105,093,965 and 105,092,724 shares issued; 87,917,527 and 87,916,286 shares outstanding	105,094	105,093
Preferred stock, 200,000 shares issued and outstanding	197,944	—
Paid-in capital	1,263,700	1,261,032
Accumulated other comprehensive income, net of taxes	35,276	2,472
Treasury stock, at cost; 17,176,438 shares	(210,250)	(210,250)
Retained earnings	189,943	174,327

	1,581,707	1,332,674

	$12,521,883	$11,796,425

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended December 31,
	2008	2007
	(In thousands, except per share data)
INTEREST INCOME
Loans	$152,319	$140,505
Mortgage-backed securities	25,312	21,962
Investment securities and cash equivalents	908	4,125

	178,539	166,592
INTEREST EXPENSE
Customer accounts	55,908	65,970
FHLB advances and other borrowings	32,619	35,329

	88,527	101,299

Net interest income	90,012	65,293
Provision for loan losses	35,000	1,000

Net interest income after provision for loan losses	55,012	64,293
OTHER INCOME	3,835	4,387
OTHER EXPENSE
Compensation and fringe benefits	14,805	11,118
Occupancy	3,174	2,239
Other	6,268	3,862

	24,247	17,219
Gain (loss) on real estate acquired through foreclosure, net	(1,239)	(24)

Income before income taxes	33,361	51,437
Income taxes	11,843	18,389

NET INCOME	21,518	33,048

Preferred dividends accrued	1,349	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$20,169	$33,048

PER SHARE DATA
Basic earnings	$0.23	$0.38
Diluted earnings	.23	.38
Cash dividends	.05	.21
Basic weighted average number of shares outstanding	87,966,308	87,435,408
Diluted weighted average number of shares outstanding, including dilutive stock options	88,028,272	87,614,498

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended
	December 31, 2008	December 31, 2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,169	$33,048
Adjustments to reconcile net income to net cash provided by operating activities
Amortization (accretion) of fees, discounts, premiums and intangible assets, net	621	103
Depreciation	1,275	885
Stock option compensation expense	300	272
Provision for loan losses	35,000	1,000
Loss on investment securities and real estate held for sale, net	1,055	24
Decrease (increase) in accrued interest receivable	(3,068)	403
Increase in income taxes payable	11,855	18,407
FHLB stock dividends	(11)	(39)
Decrease (increase) in other assets	3,305	(1,292)
Increase (decrease) in accrued expenses and other liabilities	(11,251)	359

Net cash provided by operating activities	59,250	53,170
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated
Single-family residential loans	(218,519)	(217,466)
Construction loans - speculative	(28,573)	(62,430)
Construction loans - custom	(64,752)	(64,062)
Land - acquisition & development	(12,693)	(25,146)
Land - consumer lot loans	(3,790)	(6,873)
Multi-family loans	(27,287)	(19,160)
Commercial real estate	(50,607)	(2,813)
Commercial & industrial	(60,229)	(2,100)
HELOC	(24,715)	(5,061)
Consumer	(12,765)	(698)

	(503,930)	(405,809)
Savings account loans originated	(889)	(1,826)
Loan principal repayments	353,585	331,555
Decrease in undisbursed loans in process	(55,740)	(92,899)
Loans purchased	(146)	(915)
FHLB stock redemption	394	352
Available-for-sale securities purchased	(489,454)	(151,093)
Principal payments and maturities of available-for-sale securities	36,596	33,733
Principal payments and maturities of held-to-maturity securities	2,824	3,394
Proceeds from sales of real estate held for sale	13,058	1,269
Premises and equipment purchased	(2,475)	(1,463)

Net cash used by investing activities	(646,177)	(283,702)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts	115,204	69,146
Net increase in borrowings	367,718	192,933
Proceeds from exercise of common stock options	17	540
Dividends paid	(4,553)	(18,358)
Proceeds from issuance of preferred stock and related warrants	200,000	—
Decrease in advance payments by borrowers for taxes and insurance	(21,014)	(18,328)

Net cash provided by financing activities	657,372	225,933
Increase (decrease) in cash and cash equivalents	70,445	(4,599)
Cash and cash equivalents at beginning of period	82,600	61,378

Cash and cash equivalents at end of period	$153,045	$56,779

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$38,938	$2,076
Cash paid during the period for
Interest	95,393	101,593
Income taxes	275	8

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2008 AND 2007

(UNAUDITED)

NOTE A – Basis of Presentation

The consolidated unaudited interim financial statements included in this report have been prepared by Washington Federal, Inc. (“Company”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The September 30, 2008 Consolidated Statement of Financial Condition was derived from audited financial statements.

The information included in this Form 10-Q should be read in conjunction with Company’s 2008 Annual Report on Form 10-K (“2008 Form 10-K”) as filed with the SEC. Interim results are not necessarily indicative of results for a full year.

References to Net Income in this document refer to Net Income Available to Common Shareholders.

Certain reclassifications have been made to the financial statements to conform prior periods to current classifications.

NOTE B – Preferred Stock Issuance

On November 14, 2008, the Company entered into a Letter Agreement with the United States Department of the Treasury (“Treasury”) to participate in the Troubled Asset Relief Program Capital Purchase Program (“CPP”). Pursuant to the Agreement, the Company issued and sold to the Treasury (i) 200,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, and (ii) a warrant to purchase 1,707,456 shares of the Company’s common stock, par value $1.00 per share, for an aggregate purchase price for both the preferred stock and warrants of $200 million in cash. The Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter.

NOTE C – Dividends

On January 16, 2009 the Company paid its 104th consecutive quarterly cash dividend on common stock. Dividends per share were $.05 for the quarter ended December 31, 2008 compared to $.21 for the same period one year ago.

NOTE D – Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities. Total comprehensive income for the quarters ended December 31, 2008 and 2007 totaled $52,973,000 and $41,313,000, respectively. The difference between the Company’s net income and total comprehensive income for the quarter ended December 31, 2008 was $32,804,000, which equals the change in the net unrealized gain on available-for-sale securities of $51,865,000, less tax of $19,061,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2008 AND 2007

(UNAUDITED)

NOTE E – Allowance for Losses on Loans

The following table summarizes the activity in the allowance for loan losses for the quarters ended December 31, 2008 and 2007:

	Quarter Ended December 31,
	2008	2007
	(In thousands)
Balance at beginning of period	$85,058	$28,520
Provision for loan losses	35,000	1,000
Charge-offs	(15,387)	(150)
Recoveries	164	—
Acquired reserves	—	—

Balance at end of period	$104,835	$29,370

Provision for Loan Losses: The Company recorded a $35,000,000 provision for loan losses during the quarter ended December 31, 2008, while a $1,000,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $305,066,000 or 2.44% of total assets at December 31, 2008 compared to $39,741,000 or .38% of total assets one year ago. The Company had net charge-offs of $15,223,000 for the quarter ended December 31, 2008 compared with $150,000 of net charge-offs for the same quarter one year ago. This significant increase in the provision for loan losses is in response to three primary factors: first, the overall deterioration in the housing market in general in the Company’s eight western state territory, second, the significant increase in the combined balance of non-performing assets in our land A&D and speculative construction portfolios, and finally, the material increase in net charge-offs for the quarter. Management expects the provision to remain at elevated levels until non-performing assets and charge-offs improve.

NOTE F – New Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy for the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. No additional fair value measurements are required under this statement. The Company adopted this statement effective October 1, 2008. See Note G for disclosures related to the adoption of this statement.

NOTE G – Fair Value Measurements

As discussed in Note F, SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active exchange markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2008 AND 2007

(UNAUDITED)

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following is a description of the valuation methodologies used to measure and report fair value of financial assets and liabilities on a recurring or nonrecurring basis:

Measured on a Recurring Basis

Securities

Securities available for sale are recorded at fair value on a recurring basis. Fair value is determined with quoted prices for similar assets or liabilities, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data (Level 2).

The following table presents the balance of assets measured at fair value on a recurring basis at December 31, 2008:

	Fair Value at December 31, 2008
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
U.S. government and agency securities	$—	$40,214	$—	$40,214
Mortgage-backed securities Agency pass-through certificates	—	1,940,516	—	1,940,516

Balance at end of period	$—	$1,980,730	$—	$1,980,730

Measured on a Nonrecurring Basis

Impaired Loans

From time to time, and on a nonrecurring basis, fair value adjustments to collateral dependent loans are recorded to reflect write-downs of principal balances based on the current appraised or estimated value of the collateral. This new estimated fair value is net of anticipated selling costs.

REO

Real estate owned consists principally of properties acquired through foreclosure and are carried at the lower of cost or estimated fair value less anticipated selling costs.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2008 AND 2007

(UNAUDITED)

The following table presents the balance of assets measured at estimated fair value on a nonrecurring basis during the quarter ended December 31, 2008, and the total losses resulting from these fair value adjustments for the quarter ended December 31, 2008:

	Carrying Value at December 31, 2008				Quarter Ended December 31, 2008
	Level 1	Level 2	Level 3	Total	Total Losses
	(In thousands)
Impaired loans (1)	$—	$—	$81,639	$81,639	$24,308
REO (2)	—	—	29,326	29,326	4,277

Balance at end of period	$—	$—	$110,965	$110,965	$28,585

(1)	The loss represents remeasurements of collateral dependent loans.

(2)	The loss represents charge-offs on REO.

There were no material liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2008.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate and hold for investment fixed-rate single-family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At December 31, 2008, the Company had a negative one-year maturity gap of approximately 37% of total assets, an increase from the 34% negative one-year gap as of September 30, 2008. This increase was primarily due to two factors: first, $300,000,000 of borrowings are now within one year of maturity; as of September 30, 2008, these same borrowings had maturities of over one year, and second, there was an increase in short-term borrowings as the Company took advantage of reduced short-term borrowing rates.

The interest rate spread increased to 2.91% at December 31, 2008 from 2.85% at September 30, 2008. The spread increased primarily because of a general decrease in rates on customer deposits. Since the Federal Reserve began decreasing short-term rates in September 2007, market rates for short-term deposits have fallen. As a result, deposits are repricing to lower rates, which contributes to an increasing spread.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of December 31, 2008, the weighted average rates on earning assets decreased by 15 basis points since September 30, 2008, while the weighted average rates on customer accounts and borrowings decreased by 21 basis points over the same period. As of December 31, 2008, the Company had grown total assets by $725,458,000, or 6.1%, from $11,796,425,000 at September 30, 2008, by deploying funds obtained through lower cost short-term deposits and borrowings, as well as the $200,000,000 of CPP funds (see Note B above). For the quarter ended December 31, 2008, cash and cash equivalents increased $70,445,000, or 85.3%, loans increased $133,814,000, or 1.41%, and investment securities increased $501,861,000, or 31.4%. Cash and cash equivalents of $153,045,000 and stockholders’ equity of $1,581,707,000 provides management with flexibility in managing interest rate risk.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net worth at December 31, 2008 was $1,581,707,000, or 12.63% of total assets. This was an increase of $249,033,000 from September 30, 2008 when net worth was $1,332,674,000, or 11.30% of total assets. The increase in the Company’s net worth included $200,000,000 from the issuance of preferred stock and a related warrant to purchase common stock to the U.S. Treasury (see Note B for further discussion). The increase also included $20,169,000 from net income and a $32,804,000 increase in accumulated other comprehensive income as a result of a net increase in market value of the Company’s available-for-sale investments. The vast majority of the Company’s available for sale investments are fixed rate. As a result of market interest rates decreasing, the value of fixed rate investments generally increased. Net worth was reduced by $4,553,000 of cash dividend payments.

Management believes this strong net worth position will help the Company manage its interest rate risk and enable it to compete more effectively for controlled growth through acquisitions, de novo expansion and increased customer deposits. To be categorized as well capitalized, Washington Federal Savings must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. During the quarter the Company reduced its quarterly cash dividend on common stock from $.21 to $.05 to conserve capital due to deterioration in the housing market and general economic conditions.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Actual		Capital Adequacy Guidelines		Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(In thousands)
December 31, 2008
Total capital to risk-weighted assets	1,389,865	19.70%	564,549	8.00%	705,686	10.00%
Tier I capital to risk-weighted assets	1,336,668	18.94%	N/A	N/A	423,412	6.00%
Core capital to adjusted tangible assets	1,336,668	10.92%	N/A	N/A	611,980	5.00%
Core capital to total assets	1,336,668	10.92%	367,188	3.00%	N/A	N/A
Tangible capital to tangible assets	1,336,668	10.92%	183,594	1.50%	N/A	N/A
September 30, 2008
Total capital to risk-weighted assets	$1,168,709	17.18%	$544,064	8.00%	$680,080	10.00%
Tier I capital to risk-weighted assets	1,118,152	16.44%	N/A	N/A	408,048	6.00%
Core capital to adjusted tangible assets	1,118,152	9.66%	N/A	N/A	578,579	5.00%
Core capital to total assets	1,118,152	9.66%	347,147	3.00%	N/A	N/A
Tangible capital to tangible assets	1,118,152	9.66%	173,574	1.50%	N/A	N/A

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $504,663,000, or 34.2%, during the quarter ended December 31, 2008, which included the purchase of $489,454,000 of available-for-sale investment securities. During the same period there were no sales of available-for-sale securities, nor were there any purchases or sales of held-to-maturity securities. As of December 31, 2008, the Company had net unrealized gains on available-for-sale securities of $35,276,000, net of tax, which were recorded as part of stockholders’ equity. The Company increased its investment portfolio to protect against a potential refinancing surge resulting from historically low mortgage rates, which were influenced by US government participation in the mortgage-backed securities market.

Loans receivable: During the quarter ended December 31, 2008, the balance of loans receivable increased 1.4% to $9,635,434,000 compared to $9,501,620,000 at September 30, 2008. This growth is consistent with management’s strategy to grow the loan portfolio to mitigate the decreasing weighted average rates on earning assets. If the current low rates on 30 year fixed-rate mortgages persists, management will consider shrinking its loan portfolio. The following table shows the loan portfolio by category for the last three quarters.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loan Portfolio by Category

(In thousands)

	AS OF 6/30/08		AS OF 9/30/08		AS OF 12/31/08
	AMOUNT	%	AMOUNT	%	AMOUNT	%
Single-family residential	$6,709,942	68.2%	$6,868,956	69.5%	$7,032,028	70.3%
Construction - speculative	548,376	5.6	439,616	4.4	385,074	3.8
Construction - custom	307,461	3.1	317,894	3.2	298,381	3.0
Land - acquisition & development	737,931	7.5	724,421	7.3	706,151	7.1
Land - consumer lot loans	214,674	2.2	210,816	2.1	206,276	2.1
Multi-family	692,963	7.0	683,508	6.9	695,164	6.9
Commercial real estate	264,599	2.7	282,138	2.8	303,321	3.0
Commercial & industrial	160,422	1.6	151,844	1.5	137,057	1.4
HELOC	68,638	0.7	80,407	0.8	94,581	0.9
Consumer	142,786	1.4	153,072	1.5	151,858	1.5

	9,847,792	100%	9,912,672	100%	10,009,891	100%

Less:
ALL	54,059		85,058		104,835
Loans in Process	330,556		288,579		232,839
Deferred Net Origination Fees	37,303		37,415		36,783

	421,918		411,052		374,457

	$9,425,874		$9,501,620		$9,635,434

Non-performing assets: Non-performing assets increased significantly during the quarter ended December 31, 2008 to $305,006,000 from $164,191,000 at September 30, 2008, an 85.8% increase. A disproportionate share of our non-performing assets come from the land A&D and speculative construction portfolios. These assets have seen the largest declines in value in our loan portfolio. The overall increase in our non-performing assets is attributable to the weakening economy and housing market throughout our eight state branch network. Non-performing assets as a percentage of total assets was 2.44% at December 31, 2008 compared to 1.39% at September 30, 2008. During the last ten and twenty years the Company’s average ratio of non-performing assets to total assets was .40% and .49%, respectfully. While our non-performing assets have increased significantly over the last 3 months based on current conditions in the real estate marketplace, the Company anticipates non-performing assets will continue to increase in the future until the residential real estate market stabilizes and values recover.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Company at the dates indicated.

	December 31, 2008	September 30, 2008
	(In thousands)
Restructured loans (1)	$11,667	$6,210
Nonaccrual loans:
Single-family residential	54,597	38,017
Construction - speculative	29,035	33,003
Construction - custom	1,405	1,315
Land - acquisition & development	150,674	51,562
Land - consumer lot loans	—	—
Multi-family	5,964	748
Commercial real estate	397	1,929
Commercial & industrial	215	—
HELOC	—	—
Consumer	892	535

Total nonaccrual loans (2)	243,179	127,109
Total REO (3)	61,887	37,082

Total non-performing assets	$305,066	$164,191

Total non-performing assets and restructured loans	$316,733	$170,401

Total non-performing assets and restructured loans as a percentage of total assets	2.53%	1.44%

(1)	Performing in accordance with restructured terms.

(2)	The Company recognized interest income on nonaccrual loans of approximately $2,983,000 in the quarter ended December 31, 2008. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $9,650,000 for the quarter ended December 31, 2008.

In addition to the nonaccrual loans reflected in the above table, at December 31, 2008, the Company had $173,666,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company’s ratio of total non-performing assets and restructured loans as a percent of total assets would have increased to 3.92% at December 31, 2008.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(3)	Total REO (included in real estate held for sale on the Statement of Financial Condition) includes real estate held for sale acquired in settlement of loans.

Allocation of the allowance for loan losses: The following table shows the allocation of the Company’s allowance for loan losses at the dates indicated.

	December 31, 2008		September 30, 2008
	Amount	Loans to Total Loans [1]	Amount	Loans to Total Loans [1]
	(In thousands)
Single-family residential	$19,345	70.3%	$17,055	69.5%
Construction - speculative	12,104	3.8	10,069	4.4
Construction - custom	852	3.0	1,328	3.2
Land - acquisition & development	47,404	7.1	28,679	7.3
Land - consumer lot loans	2,345	2.1	2,279	2.1
Multi-family	3,394	6.9	4,514	6.9
Commercial real estate	2,585	3.0	4,536	2.8
Commercial & industrial	2,830	1.4	3,807	1.5
HELOC	1,713	0.9	1,338	0.8
Consumer	12,263	1.5	11,453	1.5

	$104,835	100.0%	$85,058	100.0%

[1]	The percentage is based on gross loans before allowance for loan losses, loans in process and deferred loan origination costs.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Customer accounts: Customer accounts increased $115,204,000, or 1.6%, to $7,284,743,000 at December 31, 2008 compared with $7,169,539,000 at September 30, 2008. The following table shows the composition of our customer accounts as of the dates shown:

Deposits by Type

(In thousands)

	December 31, 2008			September 30, 2008
	Amount	%	Wtd. Avg. Rate	Amount	%	Wtd. Avg. Rate
Checking (noninterest)	$119,868	1.6%	0.00%$	119,460	1.7%	0.00%
NOW (interest)	401,710	5.5	0.96%	397,512	5.5	1.48%
Savings (passbook/stmt)	190,086	2.6	0.75%	188,546	2.6	1.22%
Money Market	1,202,728	16.5	1.82%	1,231,542	17.2	2.48%
CD’s	5,370,351	73.8	3.55%	5,232,479	73.0	3.72%

Total	$7,284,743	100.0%	2.99%$	7,169,539	100.0%	3.25%

FHLB advances and other borrowings: Total borrowings increased $367,718,000, or 11.6%, to $3,543,626,000 at December 31, 2008 compared with $3,175,908,000 at September 30, 2008. Total short-term borrowings (due within 30 days) at December 31, 2008 were $650,000,000 compared with $377,000,000 at September 30, 2008. See Interest Rate Risk on page 10.

RESULTS OF OPERATIONS

Net Income: The quarter ended December 31, 2008, produced net income of $20,169,000 compared to $33,048,000 for the same quarter one year ago, a 39.0% decrease. The decrease for the quarter resulted primarily from the significant increase in the provision for loan losses.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rate / Volume Analysis:

	Comparison of Quarters Ended 12/31/08 and 12/31/07
	Volume	Rate	Total
	(In thousands)
Interest income:
Loan portfolio	$21,354	$(9,540)	$11,814
Mortgaged-backed securities	3,466	(116)	3,350
Investments(1)	(1,177)	(2,040)	(3,217)
All interest-earning assets	23,643	(11,696)	11,947

Interest expense:
Customer accounts	10,906	(20,968)	(10,062)
FHLB advances and other borrowings	4,865	(7,575)	(2,710)

All interest-bearing liabilities	15,771	(28,543)	(12,772)

Change in net interest income	$7,872	$16,847	$24,719

(1)	Includes interest on cash equivalents and dividends on FHLB stock

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for Loan Losses: The Company recorded a $35,000,000 provision for loan losses during the quarter ended December 31, 2008, while a $1,000,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $305,066,000 or 2.44% of total assets at December 31, 2008 compared to $39,741,000 or .38% of total assets one year ago. The Company had net charge-offs of $15,223,000 for the quarter ended December 31, 2008 compared with $150,000 of net charge-offs for the same quarter one year ago. This significant increase in the provision for loan losses is in response to three primary factors: first, the overall deterioration in the housing market in general in the Company’s eight western state territory, second, the significant increase in the combined balance of non-performing assets in our land A&D and speculative construction portfolios, and finally, the material increase in net charge-offs for the quarter. Management expects the provision to remain at elevated levels until non-performing assets and charge-offs improve.

The Company’s believes that higher non-performing assets and charge-offs may continue going forward until the housing market and general economic conditions begin to recover.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	Quarter Ended December 31,
	2008	2007
	(In thousands)
Beginning balance	$85,058	$28,520
Charge-offs:
Single-family residential	3,079	7
Construction - speculative	4,503	75
Construction - custom	—	—
Land - acquisition & development	3,557	54
Land - consumer lot loans	720	—
Multi-family	—	—
Commercial real estate	—	—
Commercial & industrial	2,171	14
HELOC	—	—
Consumer	1,357	—

	15,387	150
Recoveries:
Single-family residential	2	—
Construction - speculative	—	—
Construction - custom	—	—
Land - acquisition & development	16	—
Land - consumer lot loans	—	—
Multi-family	—	—
Commercial real estate	—	—
Commercial & industrial	43	—
HELOC	—	—
Consumer	103	—

	164	—
Net charge-offs	15,223	150
Provision for loan losses	35,000	1,000
Acquired reserves	—	—

Ending balance	$104,835	$29,370

Ratio of net charge-offs to average loans outstanding	0.16%	0.00%

Other Income: The quarter ended December 31, 2008 produced total other income of $3,835,000 compared to $4,387,000 for the same quarter one year ago, a decrease of $552,000. The quarter ended December 31, 2007 included a $1,246,000 gain on the sale of real estate.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Expense: The quarter ended December 31, 2008 produced total other expense of $24,247,000 compared to $17,219,000 for the same quarter one year ago, a 40.8% increase. The increase in total other expense over the same comparable period one year ago was primarily the result of two factors, the first being an increase in compensation and other direct costs related to the February 2008 acquisition of First Mutual Bancshares, Inc. (“FMB”), which operated historically with a significantly higher cost structure than Washington Federal. The Company has already reduced costs substantially and believes more savings may occur as the full integration occurs over time. The second factor is additional investment in our information technology upgrade initiative known as Project Tritan. Total other expense for the quarters ended December 31, 2008 and 2007 equaled .80% and .66%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 1,103 at December 31, 2008 and 879 at December 31, 2007; the increase primarily due to the acquisition of FMB.

Taxes: Income taxes decreased $6,546,000, or 35.6%, for the quarter ended December 31, 2008 when compared to the same period one year ago. This decrease was a result of lower pretax income. The effective tax rate for the quarter ended December 31, 2008 was 35.50%, compared to 35.75% for the same period one year ago.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2008. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2008 Form 10-K.

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

The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended December 31, 2008. It needs to be noted that under the terms of the CPP (see Note B above), the Company has agreed to not repurchase any stock until the preferred stock is retired. Please see the Form S-3 filed with the SEC on December 12, 2008 for terms of the CPP.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2008 to October 31, 2008	—	$—	—	2,888,314
November 1, 2008 to November 30, 2008	—	—	—	2,888,314
December 1, 2008 to December 31, 2008	—	—	—	2,888,314

Total	—	—	—	2,888,314

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

February 9, 2009	/s/ Roy M. Whitehead
ROY M. WHITEHEAD
Chairman, President and Chief Executive Officer

February 9, 2009	/s/ Brent J. Beardall
BRENT J. BEARDALL
Executive Vice President and Chief Financial Officer