Form 10-Q
period 2009-03-31
WASHINGTON FEDERAL INC
filed 2009-05-11
CIK 936528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at May 8, 2009
Common stock, $1.00 par value	88,047,260

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I

Item 1.	Financial Statements (Unaudited)

The Condensed Consolidated Financial Statements of Washington Federal, Inc. and Subsidiaries filed as a part of the report are as follows:

	Consolidated Statements of Financial Condition as of March 31, 2009 and September 30, 2008	Page 3

	Consolidated Statements of Operations for the quarter and six months ended March 31, 2009 and 2008	Page 4

	Consolidated Statements of Cash Flows for the six months ended March 31, 2009 and 2008	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 20

Item 4.	Controls and Procedures	Page 21

PART II

Item 1.	Legal Proceedings	Page 22

Item 1A.	Risk Factors	Page 22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 22

Item 3.	Defaults Upon Senior Securities	Page 22

Item 4.	Submission of Matters to a Vote of Security Holders	Page 23

Item 5.	Other Information	Page 23

Item 6.	Exhibits	Page 23

	Signatures	Page 24

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	March 31, 2009	September 30, 2008
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$86,579	$82,600
Available-for-sale securities, including encumbered securities of $821,478 and $762,857, at fair value	1,964,200	1,476,067
Held-to-maturity securities, including encumbered securities of $93,379 and $98,917, at amortized cost	117,316	124,537
Loans receivable, net	9,431,599	9,501,620
Interest receivable	55,326	54,365
Premises and equipment, net	134,231	133,357
Real estate held for sale	84,715	37,107
FHLB stock	144,493	144,874
Intangible assets, net	219,515	221,294
Federal and state income taxes	2,491	5,148
Other assets	21,707	15,456

	$12,262,172	$11,796,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Savings and demand accounts	$7,521,099	$7,146,045
Repurchase agreements with customers	38,257	23,494

	7,559,356	7,169,539
FHLB advances	2,089,753	1,998,308
Other borrowings	925,600	1,177,600
Advance payments by borrowers for taxes and insurance	30,159	37,206
Federal and state income taxes	—	—
Accrued expenses and other liabilities	55,446	81,098

	10,660,314	10,463,751
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 105,157,965 and 105,092,724 shares issued; 88,047,438 and 87,916,286 shares outstanding	105,158	105,093
Preferred stock, 200,000 shares issued and outstanding	198,050	—
Paid-in capital	1,264,171	1,261,032
Accumulated other comprehensive income, net of taxes	48,499	2,472
Treasury stock, at cost; 17,110,527 and 17,176,438 shares	(209,449)	(210,250)
Retained earnings	195,429	174,327

	1,601,858	1,332,674

	$12,262,172	$11,796,425

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(In thousands, except per share data)
INTEREST INCOME
Loans	$147,038	$151,190	$299,357	$291,694
Mortgage-backed securities	28,341	21,818	53,653	43,780
Investment securities and cash equivalents	789	3,844	1,697	7,970

	176,168	176,852	354,707	343,444
INTEREST EXPENSE
Customer accounts	51,126	68,076	107,034	134,046
FHLB advances and other borrowings	31,560	35,203	64,179	70,532

	82,686	103,279	171,213	204,578

Net interest income	93,482	73,573	183,494	138,866
Provision for loan losses	54,000	9,500	89,000	10,500

Net interest income after provision for loan losses	39,482	64,073	94,494	128,366
OTHER INCOME
Gain on sale of loans	—	401	—	401
Gain on sale of real estate	—	8,712	—	8,712
Other	4,388	3,827	8,562	8,214

	4,388	12,940	8,562	17,327
OTHER EXPENSE
Compensation and fringe benefits	13,839	13,007	28,643	24,125
Occupancy	3,359	2,837	6,533	5,076
Other	7,863	6,004	14,470	9,867

	25,061	21,848	49,646	39,068
Gain (loss) on real estate acquired through foreclosure, net	(1,719)	(230)	(2,959)	(253)

Income before income taxes	17,090	54,935	50,451	106,372
Income taxes	6,074	19,483	17,917	37,872

NET INCOME	11,016	35,452	32,534	68,500

Preferred dividends accrued	2,606	—	3,955	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$8,410	$35,452	$28,579	$68,500

PER SHARE DATA
Basic earnings	$.10	$.40	$.32	$.78
Diluted earnings	.10	.40	.32	.78
Cash Dividends per share	.05	.21	.10	.42
Basic weighted average number of shares outstanding	88,021,483	87,635,996	87,993,592	87,535,154
Diluted weighted average number of shares outstanding, including dilutive stock options	88,028,210	87,661,907	88,018,511	87,680,352

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31, 2009	March 31, 2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,579	$68,500
Adjustments to reconcile net income to net cash provided by operating activities
Amortization (accretion) of fees, discounts, premiums and intangible assets, net	126	1,117
Depreciation	2,550	1,884
Stock option compensation expense	600	580
Provision for loan losses	89,000	10,500
Loss (gain) on investment securities and real estate held for sale, net	2,775	(8,459)
Gain on sale of loans	—	(401)
Decrease (increase) in accrued interest receivable	(961)	698
Increase (decrease) in income taxes payable	(24,086)	975
FHLB stock dividends	(13)	(70)
Increase in other assets	(6,251)	(13,769)
Increase (decrease) in accrued expenses and other liabilities	(25,652)	1,897

Net cash provided by operating activities	66,667	63,452
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated
Single-family residential	(396,051)	(414,327)
Construction - speculative	(46,404)	(147,166)
Construction - custom	(103,035)	(121,597)
Land - acquisition & development	(26,169)	(82,652)
Land - consumer lot loans	(7,213)	(12,658)
Multi-family	(49,020)	(38,656)
Commercial real estate	(70,013)	(19,216)
Commercial & industrial	(114,038)	(45,327)
HELOC	(46,985)	(19,572)
Consumer	(13,973)	(24,770)

	(872,901)	(925,941)
Savings account loans originated	(1,641)	(3,787)
Loan principal repayments	871,536	862,426
Decrease in undisbursed loans in process	(93,172)	(168,897)
Loans purchased	(146)	(1,036)
Proceeds from sale of loans	—	7,327
FHLB stock redemption	394	352
Available-for-sale securities purchased	(555,061)	(251,854)
Principal payments and maturities of available-for-sale securities	139,635	110,048
Available-for-sale securities sold	—	72,030
Principal payments and maturities of held-to-maturity securities	7,282	7,173
Net cash paid out for acquisition	—	(166,859)
Proceeds from sales of real estate held for sale	29,244	17,856
Premises and equipment purchased	(3,424)	(2,962)

Net cash used by investing activities	(478,254)	(444,124)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts	389,817	343,833
Net increase (decrease) in borrowings	(160,555)	77,233
Proceeds from exercise of common stock options	17	1,228
Dividends paid	(7,477)	(36,821)
Proceeds from Employee Stock Ownership Plan	811	4,804
Proceeds from issuance of preferred stock and related warrants	200,000	—
Decrease in advance payments by borrowers for taxes and insurance	(7,047)	(5,587)

Net cash provided by financing activities	415,566	384,690
Increase (decrease) in cash and cash equivalents	3,979	4,018
Cash and cash equivalents at beginning of period	82,600	61,378

Cash and cash equivalents at end of period	$86,579	$65,396

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$79,627	$15,755
Cash paid during the period for
Interest	177,632	202,269
Income taxes	45,117	37,408
The following summarizes the non-cash activities relating to the First Mutual acquisition:
Fair value of assets and intangibles acquired, including goodwill	$—	$(1,147,312)
Fair value of liabilities assumed	—	966,327

Cash paid out for acquisition	—	(180,985)
Plus cash acquired	—	14,126

Net cash paid out for acquisition	$—	$(166,859)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

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

NOTE C – Dividends

On April 24, 2009 the Company paid its 105th consecutive quarterly cash dividend on common stock. Dividends per share were $.05 for the quarter ended March 31, 2009 compared to $.21 for the same period one year ago.

NOTE D – Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities. Total comprehensive income for the quarters ended March 31, 2009 and 2008 totaled $21,633,000 and $46,493,000, respectively. Total comprehensive income for the six months ended March 31, 2009 and 2008 totaled $74,606,000 and $87,806,000, respectively. The difference between the Company’s net income and total comprehensive income for the six months ended March 31, 2009 was $46,027,000, which equals the change in the net unrealized gain on available-for-sale securities of $72,770,000, less tax of $26,743,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

NOTE E – Allowance for Losses on Loans

The following table summarizes the activity in the allowance for loan losses for the periods ended March 31, 2009 and 2008:

	Quarter Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(In thousands)
Balance at beginning of period	$104,835	$29,370	$85,058	$28,520
Provision for loan losses	54,000	9,500	89,000	10,500
Charge-offs	(15,996)	(3,046)	(31,384)	(3,196)
Recoveries	285	—	450	—
Acquired reserves	—	11,181	—	11,181

Balance at end of period	$143,124	$47,005	$143,124	$47,005

The Company recorded a $54,000,000 provision for loan losses during the quarter ended March 31, 2009, while a $9,500,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $492,131,000 or 4.01% of total assets at March 31, 2009 compared to $68,479,000 or .58% of total assets one year ago. The Company had net charge-offs of $15,711,000 for the quarter ended March 31, 2009 compared with 3,046,000 of net charge-offs for the same quarter one year ago. This significant increase in the provision for loan losses is in response to three primary factors: first, the overall deterioration in the housing market in general in the Company’s eight western state territory, second, the significant increase in the combined balance of non-performing assets in our land A&D and speculative construction portfolios, and finally, the material increase in net charge-offs for the quarter. Management expects the provision to remain at elevated levels until non-performing assets and charge-offs improve.

NOTE F – New Accounting Pronouncements

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

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP for its interim reporting period ending June 30, 2009. The Company is evaluating the effect on its financial condition and results of operations of applying the guidance in this FSP.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP will be effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP for its interim reporting period ending June 30, 2009. Because FSP No 107-1 impacts the Company’s disclosure and not its accounting treatment for financial instruments, adoption of this FSP will not impact the Company’s financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the transaction volume and level of market activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP for its interim reporting period ending June 30, 2009. The Company is evaluating the effect on its financial condition and results of operations of applying the guidance in this FSP.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

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

The following table presents the balance of assets measured at fair value on a recurring basis at March 31, 2009:

	Fair Value at March 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
U.S. government and agency securities	$—	$40,170	$—	$40,170
Mortgage-backed securities Agency pass-through certificates	—	1,924,030	—	1,924,030

Balance at end of period	$—	$1,964,200	$—	$1,964,200

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

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

The following table presents the aggregated balance of assets measured at estimated fair value on a nonrecurring basis through the six months ended March 31, 2009, and the total losses resulting from these fair value adjustments for the quarter and six months ended March 31, 2009:

	Through March 31, 2009				Quarter Ended March 31, 2009	Six Months Ended March 31, 2009
	Level 1	Level 2	Level 3	Total	Total Losses	Total Losses
	(In thousands)
Impaired loans (1)	$—	$—	$210,705	$210,705	$49,565	$73,873
REO (2)	—	—	60,078	60,078	4,798	9,075

Balance at end of period	$—	$—	$270,783	$270,783	$54,363	$82,948

(1)	The loss represents remeasurements of collateral dependent loans.

(2)	The loss represents charge-offs on REO.

There were no material liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2009.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate and hold for investment fixed-rate single-family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At March 31, 2009, the Company had a negative one-year maturity gap of approximately 34% of total assets, flat from the 34% negative one-year gap as of September 30, 2008, but a decrease of 3% from December 31, 2008. The decrease from December 31, 2008 was due to the refinancing of $300,000,000 of borrowings that were scheduled to mature within one year and now have been refinanced for a maturity of 2014 at a rate of 3.03%.

The interest rate spread increased to 3.11% at March 31, 2009 from 2.85% at September 30, 2008. The spread increased primarily because of a general decrease in rates on customer deposits. Since the Federal Reserve began decreasing short-term rates in September 2008, market rates for short-term deposits have fallen. As a result, deposits are repricing to lower rates, which contributes to an increasing spread. Somewhat offsetting the benefit of lower deposit costs is the decreasing yield on loans as a result of the repricing of variable rate loans and the impact of refinancing of fixed rate mortgages due to historically low long term interest rates.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2009, the weighted average rates on earning assets decreased by 17 basis points since September 30, 2008, while the weighted average rates on customer accounts and borrowings decreased by 43 basis points over the same period. As of March 31, 2009, the Company had grown total assets by $465,747,000, or 3.9%, from $11,796,425,000 at September 30, 2008, by deploying funds obtained through lower cost short-term deposits and borrowings, as well as the $200,000,000 of CPP funds (see Note B above). For the quarter ended March 31, 2009, compared to September 30, 2008, loans decreased $70,021,000, or 0.7%, and investment securities increased $480,912,000, or 30.0%. Cash and cash equivalents of $86,579,000 and stockholders’ equity of $1,601,858,000 provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net worth at March 31, 2009 was $1,601,858,000, or 13.06% of total assets. This was an increase of $269,184,000 from September 30, 2008 when net worth was $1,332,674,000, or 11.30% of total assets. The increase in the Company’s net worth included $200,000,000 from the issuance of preferred stock and a related warrant to purchase common stock to the U.S. Treasury (see Note B for further discussion). The increase also included $28,578,000 from net income and a $46,027,000 increase in accumulated other comprehensive income as a result of a net increase in market value of the Company’s available-for-sale investments. The vast majority of the Company’s available for sale investments are fixed rate. As a result of market interest rates decreasing, the value of fixed rate investments generally increased. Net worth was reduced by $7,477,000 of cash dividend payments. During the quarter ended December 31, 2008, the Company reduced its quarterly cash dividend on common stock from $.21 to $.05 to conserve capital.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Actual		Capital Adequacy Guidelines		Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(In thousands)
March 31, 2009
Total capital to risk-weighted assets	1,392,693	19.98%	557,709	8.00%	697,137	10.00%
Tier I capital to risk-weighted assets	1,342,621	19.26%	N/A	N/A	418,282	6.00%
Core capital to adjusted tangible assets	1,342,621	11.22%	N/A	N/A	598,194	5.00%
Core capital to total assets	1,342,621	11.22%	358,916	3.00%	N/A	N/A
Tangible capital to tangible assets	1,342,621	11.22%	179,458	1.50%	N/A	N/A
September 30, 2008
Total capital to risk-weighted assets	$1,168,709	17.18%	$544,064	8.00%	$680,080	10.00%
Tier I capital to risk-weighted assets	1,118,152	16.44%	N/A	N/A	408,048	6.00%
Core capital to adjusted tangible assets	1,118,152	9.66%	N/A	N/A	578,579	5.00%
Core capital to total assets	1,118,152	9.66%	347,147	3.00%	N/A	N/A
Tangible capital to tangible assets	1,118,152	9.66%	173,574	1.50%	N/A	N/A

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $488,133,000, or 33.1%, during the six months ended March 31, 2009, which included the purchase of $554,325,000 of available-for-sale investment securities. During the same period there were no sales of available-for-sale securities, nor were there any purchases or sales of held-to-maturity securities. As of March 31, 2009, the Company had net unrealized gains on available-for-sale securities of $48,499,000, net of tax, which were recorded as part of stockholders’ equity. The Company increased its investment portfolio to protect against a potential refinancing surge resulting from historically low mortgage rates, which were influenced by US government participation in the mortgage-backed securities market.

Loans receivable: During the six months ended March 31, 2009, the balance of loans receivable decreased 0.7% to $9,431,599,000 compared to $9,501,620,000 at September 30, 2008. This decrease is consistent with management’s strategy to reduce the Company’s exposure to land and construction loans and not aggressively compete for 30 year fixed rate mortgages at current market rates. If the current low rates on 30 year fixed-rate mortgages persists, management will consider continuing to shrink its loan portfolio. The following table shows the loan portfolio by category for the last three quarters.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loan Portfolio by Category

(In thousands)

	AS OF 9/30/08		AS OF 12/31/08		AS OF 3/31/09
	AMOUNT	%	AMOUNT	%	AMOUNT	%
Single-family residential	$6,868,956	69.5%	$7,032,028	70.3%	$6,937,789	70.8%
Construction - speculative	439,616	4.4	385,074	3.8	358,042	3.7
Construction - custom	317,894	3.2	298,381	3.0	260,104	2.7
Land - acquisition & development	724,421	7.3	706,151	7.1	678,278	6.9
Land - consumer lot loans	210,816	2.1	206,276	2.1	201,407	2.1
Multi-family	683,508	6.9	695,164	6.9	686,906	7.0
Commercial real estate	282,138	2.8	303,321	3.0	307,502	3.1
Commercial & industrial	151,844	1.5	137,057	1.4	128,212	1.3
HELOC	80,407	0.8	94,581	0.9	107,657	1.1
Consumer	153,072	1.5	151,858	1.5	139,366	1.4

	9,912,672	100%	10,009,891	100%	9,805,263	100%

Less:
ALL	85,058		104,835		143,124
Loans in Process	288,579		232,839		195,407
Deferred Net Origination Fees	37,415		36,783		35,133

	411,052		374,457		373,664

	$9,501,620		$9,635,434		$9,431,599

Non-performing assets: Non-performing assets increased significantly during the quarter ended March 31, 2009 to $492,131,000 from $164,191,000 at September 30, 2008, a 200% increase. A disproportionate share of our non-performing assets come from the land A&D and speculative construction portfolios. These assets have seen the largest declines in value in our loan portfolio. The overall increase in our non-performing assets is attributable to the weakening economy and housing market throughout our eight state branch network. Non-performing assets as a percentage of total assets was 4.01% at March 31, 2009 compared to 1.39% at September 30, 2008. This level of non-performing assets is unprecedented in the Company’s 27 year history as a public company. While our non-performing assets have increased significantly over the last 6 months based on current conditions in the real estate marketplace, the Company anticipates non-performing assets will continue to increase in the future until the residential real estate market stabilizes and values recover.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Company at the dates indicated.

	March 31, 2009	September 30, 2008
	(In thousands)
Restructured loans (1)	$23,670	$6,210
Nonaccrual loans:
Single-family residential	87,927	38,017
Construction - speculative	61,658	33,003
Construction - custom	1,704	1,315
Land - acquisition & development	253,953	51,562
Land - consumer lot loans	—	—
Multi-family	222	748
Commercial real estate	67	1,929
Commercial & industrial	929	—
HELOC	195	—
Consumer	777	535

Total nonaccrual loans (2)	407,432	127,109
Total REO (3)	84,699	37,082

Total non-performing assets	$492,131	$164,191

Total non-performing assets and restructured loans	$515,801	$170,401

Total non-performing assets and restructured loans as a percentage of total assets	4.21%	1.44%

(1)	Performing in accordance with restructured terms.

(2)	The Company recognized interest income on nonaccrual loans of approximately $4,857,000 in the six months ended March 31, 2009. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $16,696,000 for the six months ended March 31, 2009.

In addition to the nonaccrual loans reflected in the above table, at March 31, 2009, the Company had $284,664,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company’s ratio of total non-performing assets and restructured loans as a percent of total assets would have increased to 6.53% at March 31, 2009.

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

	March 31, 2009		September 30, 2008
	Amount	Loans to Total Loans [1]	Amount	Loans to Total Loans [1]
	(In thousands)
Single-family residential	$18,770	70.7%	$17,055	69.5%
Construction - speculative	15,305	3.7	10,069	4.4
Construction - custom	765	2.7	1,328	3.2
Land - acquisition & development	81,895	6.9	28,679	7.3
Land - consumer lot loans	3,022	2.1	2,279	2.1
Multi-family	3,422	7.0	4,514	6.9
Commercial real estate	2,867	3.1	4,536	2.8
Commercial & industrial	3,586	1.3	3,807	1.5
HELOC	2,025	1.1	1,338	0.8
Consumer	11,467	1.4	11,453	1.5

	$143,124	100.0%	$85,058	100.0%

[1]	The percentage is based on gross loans before allowance for loan losses, loans in process and deferred loan origination costs.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Customer accounts: Customer accounts increased $398,817,000, or 5.5%, to $7,559,356,000 at March 31, 2009 compared with $7,169,539,000 at September 30, 2008. The increase in customer deposits reflects the opportunity created in the marketplace by the failure and or merger of several large institutions throughout our footprint. The following table shows the composition of our customer accounts as of the dates shown:

Deposits by Type

(In thousands)

	March 31, 2009			September 30, 2008
	Amount	%	Wtd. Avg. Rate	Amount	%	Wtd. Avg. Rate
Checking (noninterest)	$110,399	1.5%	0.00%	$119,460	1.7%	0.00%
NOW (interest)	400,404	5.3	0.50%	397,512	5.5	1.48%
Savings (passbook/stmt)	191,869	2.5	0.50%	188,546	2.6	1.22%
Money Market	1,210,133	16.0	0.92%	1,231,542	17.2	2.48%
CD’s	5,646,551	74.7	3.15%	5,232,479	73.0	3.72%

Total	$7,559,356	100.0%	2.54%	$7,169,539	100.0%	3.25%

FHLB advances and other borrowings: Total borrowings decreased $160,555,000, or 5.1%, to $3,015,353,000 at March 31, 2009, compared with $3,175,908,000 at September 30, 2008. Total short-term borrowings (due within 30 days) at March 31, 2009, were $125,000,000 compared with $377,000,000 at September 30, 2008. See Interest Rate Risk on page 10.

RESULTS OF OPERATIONS

Throughout this document we will refer to net income, which is defined as net income available to common shareholders after the payment of preferred dividends.

Net Income: The quarter ended March 31, 2009, produced net income of $8,410,000 compared to $35,452,000 for the same quarter one year ago. For the six months ended March 31, 2009, net income totaled $28,579,000, which was a decrease of $39,921,000 from the same period last year. The decrease for the quarter and six month periods resulted primarily from the significant increase in the provision for loan losses offset somewhat by growth in net interest income.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rate / Volume Analysis:

	Comparison of Quarters Ended 3/31/09 and 3/31/08			Comparison of Six Months Ended 3/31/09 and 3/31/08
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income:
Loan portfolio	$11,132	$(15,284)	$(4,152)	$32,442	$(24,779)	$7,663
Mortgaged-backed securities	6,328	195	6,523	9,795	78	9,873
Investments (1)	(881)	(2,174)	(3,055)	(2,059)	(4,214)	(6,273)

All interest-earning assets	16,579	(17,263)	(684)	40,178	(28,915)	11,263

Interest expense:
Customer accounts	7,234	(24,184)	(16,950)	18,112	(45,124)	(27,012)
FHLB advances and other borrowings	1,142	(4,785)	(3,643)	6,109	(12,462)	(6,353)

All interest-bearing liabilities	8,376	(28,969)	(20,593)	24,221	(57,586)	(33,365)

Change in net interest income	$8,203	$11,706	$19,909	$15,957	$28,671	$44,628

(1)	Includes interest on cash equivalents and dividends on FHLB stock

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for Loan Losses: The Company recorded a $54,000,000 provision for loan losses during the quarter ended March 31, 2009, while a $9,500,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $492,131,000, or 4.01% of total assets, at March 31, 2009, compared to $68,479,000, or .58% of total assets, one year ago. The Company had net charge-offs of $15,711,000 for the quarter ended March 31, 2009 compared with $3,046,000 of net charge-offs for the same quarter one year ago. This significant increase in the provision for loan losses is in response to three primary factors: first, the overall deterioration in the housing market in general in the Company’s eight western state territory, second, the significant increase in the combined balance of non-performing assets in our land A&D and speculative construction portfolios, and finally, the material increase in net charge-offs for the quarter. Management believes that higher non-performing assets and charge-offs may continue going forward until the housing market begins to recover. Similarly, management expects the provision to remain at elevated levels until non-performing assets and charge-offs improve.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	Quarter Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(In thousands)
Beginning balance	$104,835	$29,370	$85,058	$28,520
Charge-offs:
Single-family residential	2,155	1,055	5,235	1,062
Construction - speculative	2,536	1,503	7,039	1,578
Construction - custom	180	—	180	—
Land - acquisition & development	6,021	30	9,578	84
Land - consumer lot loans	420	—	1,140	—
Multi-family	670	—	670	—
Commercial real estate	—	—	—	—
Commercial & industrial	2,032	—	4,203	14
HELOC	—	—	—	—
Consumer	1,982	515	3,339	515

	15,996	3,103	31,384	3,253
Recoveries:
Single-family residential	10	—	12	—
Construction - speculative	—	17	—	17
Construction - custom	—	—	—	—
Land - acquisition & development	—	—	16	—
Land - consumer lot loans	—	—	—	—
Multi-family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial & industrial	170	—	214	—
HELOC	—	—	—	—
Consumer	105	40	208	40

	285	57	450	57
Net charge-offs	15,711	3,046	30,934	3,196
Provision for loan losses	54,000	9,500	89,000	10,500
Acquired reserves	—	11,181	—	11,181

Ending balance	$143,124	$47,005	$143,124	$47,005

Ratio of net charge-offs to average loans outstanding	0.16%	0.03%	0.32%	0.04%

Other Income: The quarter ended March 31, 2009 produced total other income of $4,388,000 compared to $12,940,000 for the same quarter one year ago, a decrease of $8,552,000. The quarter ended March 31, 2008 included an $8,700,000 gain on the sale of real estate.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Expense: The quarter ended March 31, 2009 produced total other expense of $25,061,000 compared to $21,848,000 for the same quarter one year ago, a 14.7% increase. The increase in total other expense over the same comparable period one year ago was primarily due to the additional investment in our information technology upgrade initiative known as Project Tritan. Total other expense for the quarters ended March 31, 2009 and 2008 equaled .81% and .67%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 1,113 at March 31, 2009 and 1,015 at March 31, 2008.

Taxes: Income taxes decreased $13,409,000, or 68.8%, for the quarter ended March 31, 2009, when compared to the same period one year ago. This decrease was a result of lower pretax income. The effective tax rate for the quarter ended March 31, 2009, was 35.54%, compared to 35.47% for the same period one year ago.

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

The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended March 31, 2009. It needs to be noted that under the terms of the CPP (see Note B above), the Company has agreed to not repurchase any stock until the preferred stock is retired. Please see the Form S-3 filed with the SEC on December 12, 2008 for terms of the CPP.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2009 to January 31, 2009	—	$—	—	2,888,314
February 1, 2009 to February 28, 2009	—	—	—	2,888,314
March 1, 2009 to March 31, 2009	—	—	—	2,888,314

Total	—	—	—	2,888,314

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

The Annual Meeting of Stockholders of Washington Federal, Inc. was held on January 21, 2009. The two items voted upon by shareholders included the election of four directors, each for a three-year term, and the ratification of the appointment of Deloitte & Touche LLP as the independent registered public accountants for fiscal year 2009. The results of the voting were as follows:

	Votes Cast		Votes Withheld	Total Votes Cast
	For	Against
Election of Directors
John F. Clearman - 3-year term	79,899,624	—	1,472,846	81,372,470
James J. Doud, Jr. - 3-year term	80,315,731	—	1,056,739	81,372,470
H. Dennis Halvorson - 3-year term	80,015,950	—	1,356,520	81,372,470
Roy M. Whitehead - 3-year term	80,127,293	—	1,245,177	81,372,470
Ratify appointment of Deloitte & Touche LLP	80,748,346	419,071	229,715	81,397,132

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibits

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2009	/s/ Roy M. Whitehead
ROY M. WHITEHEAD
Chairman, President and Chief Executive Officer

May 11, 2009	/s/ Brent J. Beardall
BRENT J. BEARDALL
Executive Vice President and Chief Financial Officer