Form 10-Q
period 2009-06-30
WASHINGTON FEDERAL INC
filed 2009-08-10
CIK 936528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at August 7, 2009
Common stock, $1.00 par value	88,047,260

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I

Item 1.	Financial Statements (Unaudited)

The Condensed Consolidated Financial Statements of Washington Federal, Inc. and Subsidiaries filed as a part of the report are as follows:

	Consolidated Statements of Financial Condition as of June 30, 2009 and September 30, 2008	Page 3

	Consolidated Statements of Operations for the quarter and nine months ended June 30, 2009 and 2008	Page 4

	Consolidated Statements of Cash Flows for the nine months ended June 30, 2009 and 2008	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 27

Item 4.	Controls and Procedures	Page 28

PART II

Item 1.	Legal Proceedings	Page 29

Item 1A.	Risk Factors	Page 29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 29

Item 3.	Defaults Upon Senior Securities	Page 29

Item 4.	Submission of Matters to a Vote of Security Holders	Page 29

Item 5.	Other Information	Page 30

Item 6.	Exhibits	Page 30

	Signatures	Page 31

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	June 30, 2009	September 30, 2008
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$166,031	$82,600
Available-for-sale securities, including encumbered securities of $888,908 and $762,857, at fair value	1,927,873	1,476,067
Held-to-maturity securities, including encumbered securities of $86,475 and $98,917, at amortized cost	109,690	124,537
Loans receivable, net	9,111,340	9,501,620
Interest receivable	51,975	54,365
Premises and equipment, net	133,746	133,357
Real estate held for sale	113,591	37,107
FHLB stock	144,494	144,874
Intangible assets, net	257,579	260,158
Other assets	26,299	15,456

	$12,042,618	$11,830,141

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Customer accounts
Savings and demand accounts	$7,622,452	$7,146,045
Repurchase agreements with customers	48,528	23,494

	7,670,980	7,169,539
FHLB advances	2,087,099	1,998,308
Other borrowings	800,600	1,177,600
Advance payments by borrowers for taxes and insurance	22,726	37,206
Federal and state income taxes	5,669	33,716
Accrued expenses and other liabilities	61,463	81,098

	10,648,537	10,497,467
Stockholders' equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 105,158,753 and 105,092,724 shares issued; 88,048,226 and 87,916,286 shares outstanding	105,159	105,093
Paid-in capital	1,264,753	1,261,032
Accumulated other comprehensive income, net of taxes	42,060	2,472
Treasury stock, at cost; 17,110,527 and 17,176,438 shares	(209,449)	(210,250)
Retained earnings	191,558	174,327

	1,394,081	1,332,674

	$12,042,618	$11,830,141

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
INTEREST INCOME
Loans	$141,120	$155,008	$440,477	$446,703
Mortgage-backed securities	27,919	22,407	81,572	66,187
Investment securities and cash equivalents	762	3,066	2,459	11,035

	169,801	180,481	524,508	523,925
INTEREST EXPENSE
Customer accounts	44,062	66,195	151,096	200,241
FHLB advances and other borrowings	31,486	33,622	95,665	104,154

	75,548	99,817	246,761	304,395

Net interest income	94,253	80,664	277,747	219,530
Provision for loan losses	52,200	13,216	141,200	23,716

Net interest income after provision for loan losses	42,053	67,448	136,547	195,814
OTHER INCOME
Gain on sale of loans	—	32	—	433
Gain on sale of real estate	—	3,164	—	11,876
Gain on sale of investments	959	—	959	—
Other	4,386	4,364	12,949	12,578

	5,345	7,560	13,908	24,887
OTHER EXPENSE
Compensation and fringe benefits	14,522	14,127	43,165	38,252
Occupancy	3,215	2,916	9,748	7,992
FDIC insurance	6,779	170	8,243	513
Other	6,417	6,440	19,423	15,963

	30,933	23,653	80,579	62,720
Gain (loss) on real estate acquired through foreclosure, net	(4,786)	72	(7,745)	(182)

Income before income taxes	11,679	51,427	62,131	157,799
Income taxes	5,646	18,258	23,564	56,130

NET INCOME	6,033	33,169	38,567	101,669

Preferred dividends and discounts	3,533	—	7,488	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,500	$33,169	$31,079	$101,669

PER SHARE DATA
Basic earnings	$.03	$.38	$.35	$1.16
Diluted earnings	.03	.38	.35	1.16
Cash dividends per share	.05	.21	.15	.63
Basic weighted average number of shares outstanding	88,047,527	87,789,556	88,011,571	87,619,645
Diluted weighted average number of shares outstanding, including dilutive stock options	88,082,467	87,811,275	88,043,422	87,756,490

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30, 2009	June 30, 2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.	$31,079	$101,669
Adjustments to reconcile net income to net cash provided by operating activities
Amortization (accretion) of fees, discounts, premiums and intangible assets, net	3,285	1,459
Depreciation	3,825	2,940
Stock option compensation expense	900	947
Provision for loan losses	141,200	23,716
Loss (gain) on investment securities and real estate held for sale, net	6,596	(11,695)
Gain on sale of loans	—	(448)
Decrease in accrued interest receivable	2,390	466
Decrease in income taxes payable	(51,049)	(666)
FHLB stock dividends	(14)	(70)
Increase in other assets	(10,843)	(14,783)
Increase (decrease) in accrued expenses and other liabilities	(19,635)	6,495

Net cash provided by operating activities	107,734	110,030
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated
Single-family residential	(597,649)	(644,514)
Construction - speculative	(64,779)	(187,576)
Construction - custom	(164,867)	(208,881)
Land - acquisition & development	(37,851)	(132,354)
Land - consumer lot loans	(10,769)	(19,998)
Multi-family	(72,758)	(82,615)
Commercial real estate	(94,938)	(27,571)
Commercial & industrial	(176,013)	(116,517)
HELOC	(69,428)	(40,829)
Consumer	(14,735)	(65,982)

	(1,303,787)	(1,526,837)
Savings account loans originated	(3,792)	(5,977)
Loan principal repayments	1,498,603	1,389,207
Decrease in undisbursed loans in process	(95,460)	(223,885)
Loans purchased	(290)	(683)
Proceeds from sale of loans	—	7,327
FHLB stock redemption	394	748
Available-for-sale securities purchased	(753,902)	(301,854)
Principal payments and maturities of available-for-sale securities	349,159	178,474
Available-for-sale securities sold	16,000	72,030
Principal payments and maturities of held-to-maturity securities	14,983	11,316
Net cash paid out for acquisition	—	(166,859)
Proceeds from sales of real estate held for sale	72,258	30,544
Premises and equipment purchased	(4,214)	(5,370)

Net cash used by investing activities	(210,048)	(541,819)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts	501,441	430,463
Net increase (decrease) in borrowings	(288,209)	70,330
Proceeds from exercise of common stock options	32	1,685
Dividends paid	(13,848)	(55,253)
Proceeds from Employee Stock Ownership Plan	809	4,804
Proceeds from issuance of preferred stock and related warrants	200,000	—
Repurchase of preferred stock	(200,000)	—
Decrease in advance payments by borrowers for taxes and insurance	(14,480)	(11,547)

Net cash provided by financing activities	185,745	440,482
Increase in cash and cash equivalents	83,431	8,693
Cash and cash equivalents at beginning of period	82,600	61,378

Cash and cash equivalents at end of period	$166,031	$70,071

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$156,297	$34,076
Cash paid during the period for
Interest	252,991	299,363
Income taxes	77,742	57,743
The following summarizes the non-cash activities relating to the First Mutual acquisition:
Fair value of assets and intangibles acquired, including goodwill	$—	$(1,147,890)
Fair value of liabilities assumed	—	966,905

Cash paid out for acquisition	—	(180,985)
Plus cash acquired	—	14,126

Net cash paid out for acquisition	$—	$(166,859)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

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

References to Net Income in this document refer to Net Income Available to Common Shareholders.

Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through August 10, 2009, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

NOTE B – Correction of an Error

During the quarter ended June 30, 2009, the Company became aware of a potential tax liability of $39 million resulting from the acquisition of First Mutual, Inc. in February 2008. Although substantial uncertainty remains as to the ultimate outcome of this matter, under current U.S. accounting rules, the Company should have recorded this as an income tax liability, with a corresponding increase to goodwill, in purchase accounting. As a result, the Company has corrected the September 30, 2008, consolidated balance sheet for the $39 million increase in income tax liability and goodwill from amounts previously reported of $0 and $110 million, respectively. The only income statement impact was $1.5 million of additional tax expense in the current quarter, resulting from interest due on the potential tax liability. The Company is in discussions with the IRS regarding this matter and will pursue all available remedies to mitigate the financial impact to the Company.

NOTE C – Preferred Stock Issuance and Repurchase

On November 14, 2008, the Company entered into a Letter Agreement (“Agreement”) with the United States Department of the Treasury (“Treasury”) to participate in the Troubled Asset Relief Program Capital Purchase Program (“CPP”). Pursuant to the Agreement, the Company issued and sold to the Treasury (i) 200,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock (“Preferred Stock”), and (ii) a warrant to purchase 1,707,456 shares of the Company’s common stock, par value $1.00 per share, for an aggregate purchase price for both the preferred stock and warrants of $200 million in cash. The Preferred Stock qualified as Tier 1 capital and paid cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. On May 27, 2009, the Company repurchased the $200 million of Preferred Stock, resulting in a charge of $2.0

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

million to net income available to common shareholders. The Company has decided not to repurchase the 1.7 million warrants issued in conjunction with the preferred stock at this time.

NOTE D – Dividends

On July 24, 2009 the Company paid its 106th consecutive quarterly cash dividend on common stock. Dividends per share were $.05 for the quarter ended June 30, 2009 compared to $.21 for the same period one year ago.

NOTE E – Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities. Total comprehensive income (loss) for the quarters ended June 30, 2009 and 2008 totaled $(3,939,000) and $9,703,000, respectively. Total comprehensive income for the nine months ended June 30, 2009 and 2008 totaled $70,667,000 and $97,508,000, respectively. The difference between the Company’s net income and total comprehensive income for the nine months ended June 30, 2009 was $39,588,000, which equals the change in the net unrealized gain on available-for-sale securities of $62,590,000, less tax of $23,002,000. In addition, $40,206,000 of net unrealized gains on available-for-sale securities were included in comprehensive income for the nine months ended June 30, 2009, which included $618,000 of gain on sale of investments reclassified into earnings for the same period.

NOTE F – Allowance for Losses on Loans

The following table summarizes the activity in the allowance for loan losses for the periods ended June 30, 2009 and 2008:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Balance at beginning of period	$143,124	$47,005	$85,058	$28,520
Provision for loan losses	52,200	13,216	141,200	23,716
Charge-offs	(34,015)	(6,162)	(65,399)	(9,358)
Recoveries	386	—	836	—
Acquired reserves	—	—	—	11,181

Balance at end of period	$161,695	$54,059	$161,695	$54,059

The Company recorded a $52,200,000 provision for loan losses during the quarter ended June 30, 2009, while a $13,216,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $605,882,000, or 5.03% of total assets at June 30, 2009, compared to $85,107,000, or .72% of

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

total assets one year ago. The Company had net charge-offs of $33,629,000 for the quarter ended June 30, 2009 compared with $6,162,000 of net charge-offs for the same quarter one year ago. This significant increase in the provision for loan losses is in response to three primary factors: first, the overall deterioration in the housing market in general in the Company’s eight western state territory; second, the significant increase in the combined balance of non-performing assets in our land acquisition and development and speculative construction portfolios; and finally, the material increase in net charge-offs for the quarter. Management expects the provision to remain at elevated levels until non-performing assets and charge-offs improve.

At June 30, 2009, the Company’s recorded investment in impaired loans was $551,279,000, of which $330,362,000 had specific reserves of $109,716,000. At September 30, 2008, the Company’s recorded investment in impaired loans was $134,438,000, of which $98,654,000 had specific reserves of $28,755,000.

NOTE G – New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy for the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. No additional fair value measurements are required under this statement. The Company adopted this statement effective October 1, 2008. See Note H for disclosures related to the adoption of this statement.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this statement effective June 30, 2009, and its adoption did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company adopted this statement effective June 30, 2009, and the required disclosures are included in Note H.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the transaction volume and level of market activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted this statement effective June 30, 2009, and its adoption did not have a material effect on the Company’s financial position or results of operations.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes standards under which an entity shall recognize and disclose events that occur after a balance sheet date but before the related financial statements are issued or are available to be issued. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009. Adoption of SFAS No. 165 as of June 30, 2009 had no impact on the Company’s consolidated financial position or results of operations. See related disclosure in Note A.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140.” SFAS No. 166 amends SFAS No. 140 to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and the transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods that begin after November 15, 2009. The Company is currently assessing the impact of the adoption of SFAS No. 166 on its consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” SFAS No. 167 significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. SFAS No. 167 also addresses the effect of changes required by SFAS No. 166 on FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” and concerns regarding the application of certain provisions of Interpretation No. 46(R), including concerns that the accounting and disclosures under the Interpretation do not always provide timely and useful information about an entity’s involvement in a variable interest entity. SFAS No. 167 is effective for interim and annual reporting periods that begin after November 15, 2009. The Company is currently assessing the impact of the adoption of SFAS No. 167 on its consolidated financial position and results of operations.

In June 2009, the FASB also issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.” Upon the effective date of SFAS No. 168, the codification will become the sole source of authoritative U.S. Generally Accepted Accounting Principles (GAAP) recognized by the FASB. SFAS No. 168 is effective for fiscal years and interim periods ending after September 15, 2009. Adoption of SFAS No. 168 as of September 30, 2009 is not expected to have a material impact on the Company’s consolidated financial position or results of operations as it does not alter existing GAAP.

NOTE H – Fair Value Measurements

As discussed in Note G, SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The following table presents the balance of assets measured at fair value on a recurring basis at June 30, 2009:

	Fair Value at June 30, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
Equity securities	$—	$2,861	$—	$2,861
Obligations of U.S. government	—	13,284	—	13,284
Obligations of states and political subdivisions	—	—	—	—
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	—	—	—
Mortgage-backed securities Agency pass-through certificates	—	1,911,728	—	1,911,728
Other debt securities	—	—	—	—

Balance at end of period	$—	$1,927,873	$—	$1,927,873

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

Measured on a Nonrecurring Basis

Impaired Loans

From time to time, and on a nonrecurring basis, fair value adjustments to collateral dependent loans are recorded to reflect write-downs of principal balances based on the current appraised or estimated value of the collateral. This new estimated fair value is net of anticipated selling costs.

REO

Real estate owned (“REO”) consists principally of properties acquired through foreclosure and are carried at the lower of cost or estimated fair value less anticipated selling costs.

The following table presents the aggregated balance of assets measured at estimated fair value on a nonrecurring basis through the nine months ended June 30, 2009, and the total losses resulting from these fair value adjustments for the quarter and nine months ended June 30, 2009:

	Through June 30, 2009				Quarter Ended June 30, 2009	Nine Months Ended June 30, 2009
	Level 1	Level 2	Level 3	Total	Total Losses	Total Losses
	(In thousands)
Impaired loans (1)	$—	$—	$382,630	$382,630	$41,758	$115,631
REO (2)	—	—	91,157	91,157	7,732	16,807

Balance at end of period	$—	$—	$473,787	$473,787	$49,490	$132,438

(1)	The loss represents remeasurements of collateral dependent loans.

(2)	The loss represents charge-offs on REO.

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at June 30, 2009.

Fair Values of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” as amended by FSP FAS 107-1, requires disclosure of fair value information about financial instruments, whether or not recognized on the statement of financial condition, for which it is practicable to estimate those values. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value estimates presented do not reflect the underlying fair value of the Company. Although management is not aware of any factors that would materially affect the estimated fair value amounts presented below, such amounts have not been comprehensively revalued for purposes of these financial statements since the dates shown, and therefore, estimates of fair value subsequent to those dates may differ significantly from the amounts presented below.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	June 30, 2009		September 30, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$166,031	$166,031	$82,600	$82,600
Available-for-sale securities:
Equity securities	2,861	2,861	3,456	3,456
Obligations of U.S. government	13,284	13,284	37,775	37,775
Obligations of states and political subdivisions	—	—	—	—
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	—	—	—
Mortgage-backed securities Agency pass-through certificates	1,911,728	1,911,728	1,434,836	1,434,836
Other debt securities	—	—	—	—

Total available-for-sale securities	1,927,873	1,927,873	1,476,067	1,476,067
Held-to-maturity securities:
Equity securities	—	—	—	—
Obligations of U.S. government	—	—	—	—
Obligations of states and political subdivisions	7,440	8,021	7,770	8,306
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	—	—	—
Mortgage-backed securities Agency pass-through certificates	102,250	104,770	116,767	115,042
Other debt securities	—	—	—	—

Total held-to-maturity securities	109,690	112,791	124,537	123,348
Loans receivable	9,111,340	9,357,948	9,501,620	9,564,456
FHLB stock	144,494	144,494	144,874	144,874
Financial liabilities
Customer accounts	7,670,980	7,684,410	7,169,539	7,173,684
FHLB advances and other borrowings	2,887,699	2,949,854	3,175,908	3,153,797

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents – The carrying amount of these items is a reasonable estimate of their fair value.

Available-for-sale securities and held-to-maturity securities – Estimated fair value for investment securities is based on quoted market prices.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

Loans receivable – For certain homogeneous categories of loans, such as fixed- and variable-rate residential mortgages, fair value is estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other loan types is estimated by discounting the future cash flows and estimated prepayments using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term. Some loan types were valued at carrying value because of their floating rate or expected maturity characteristics. Net deferred loan fees is not included in the fair value calculation but is included in the carrying amount.

FHLB stock – The fair value is based upon the redemption value of the stock which equates to its carrying value.

Customer accounts – The fair value of demand deposits, savings accounts, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the estimated future cash flows using the rates currently offered for deposits with similar remaining maturities.

FHLB advances and other borrowings – The fair value of FHLB advances and other borrowings is estimated by discounting the estimated future cash flows using rates currently available to the Company for debt with similar remaining maturities.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

Reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities:

	June 30, 2009
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
Equity securities	$2,953	$697	$(789)	2,861	5.14%
U.S. government and agency securities due
Within 1 year	—	—	—	—	0.00%
1 to 5 years	—	—	—	—	0.00%
5 to 10 years	9,300	3,984	—	13,284	10.38%
Over 10 years	—	—	—	—	0.00%
Mortgage-backed securities Agency pass-through certificates	1,849,122	62,755	(149)	1,911,728	5.84%

	1,861,375	67,436	(938)	1,927,873	5.86%

Held-to-maturity securities
Tax-exempt municipal bonds due
Within 1 year	4,010	279	—	4,289	5.65%
1 to 5 years	3,400	302	—	3,702	6.10%
5 to 10 years	—	—	—	—	0.00%
Over 10 years	30	—	—	30	5.05%
U.S. government and agency securities due
1 to 5 years	—	—	—	—	0.00%
Mortgage-backed securities Agency pass-through certificates	102,250	2,579	(59)	104,770	5.56%

	109,690	3,160	(59)	112,791	5.58%

	$1,971,065	$70,596	$(997)	$2,040,664	5.85%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	September 30, 2008
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
Equity securities	$2,953	$1,054	$(548)	$3,459	0.68%
U.S. government and agency securities due
Within 1 year	25,000	—	(452)	24,548	6.00%
1 to 5 years	—	—	—	—	0.00%
5 to 10 years	9,300	3,924	—	13,224	10.38%
Over 10 years	—	—	—	—	0.00%
Mortgage-backed securities Agency pass-through certificates	1,434,907	10,425	(10,496)	1,434,836	5.75%

	1,472,160	15,403	(11,496)	1,476,067	5.77%

Held-to-maturity securities
Tax-exempt municipal bonds due
1 to 5 years	1,470	105	—	1,575	6.60%
5 to 10 years	—	—	—	—	0.00%
Over 10 years	6,300	431	—	6,731	5.72%
U.S. government and agency securities due
1 to 5 years	—	—	—	—	0.00%
Mortgage-backed securities	116,767	704	(2,429)	115,042	5.56%

	124,537	1,240	(2,429)	123,348	5.58%

	$1,596,697	$16,643	$(13,925)	$1,599,415	5.76%

$16,000,000 of available-for-sale securities were sold during the period ending June 30, 2009, resulting in a gain of $959,000. $72,030,000 of available-for-sale securities were sold in 2008, resulting in no gain.

Substantially all mortgage-backed securities have contractual due dates that exceed 10 years.

The following table shows the unrealized gross losses and fair value of securities at June 30, 2009, by length of time that individual securities in each category have been in a continuous loss position. The Company had $53,560,000 in fair value of securities in a continuous loss position for 12 or more months at June 30, 2009, which consisted of mortgage-backed securities and GSE preferred equity securities. This decline represents only a 1.8% decline of the book value of these investments. Management believes that the declines in fair value of these investments were due to changes in market interest rates and a temporary lack of liquidity in the mortgage market, not in estimated cash flows.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND NINE MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
(In thousands)
Equity securities	$—	$—	$(789)	$1,307	$(789)	$1,307
Obligations of U.S. government	—	—	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—	—	—
Obligations of foreign governments	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—
Mortgage-backed securities Agency pass-through certificates	—	—	(209)	52,253	(209)	52,253
Other debt securities	—	—	—	—	—	—

	$—	$—	$(998)	$53,560	$(998)	$53,560

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q includes certain “forward-looking statements,” as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. Actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding the Company’s intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to: general economic conditions; legislative and regulatory changes; monetary fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; cost of funds; demand for loan products; demand for financial services; competition; changes in the quality or composition of the Company’s loan and investment portfolios; changes in accounting principles; policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees. A more detailed description of these and other factors that could materially affect our actual results is included in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our other Securities and Exchange Commission filings. Given these risks and uncertainties, Stockholders should not place undue reliance on the Company’s forward-looking statements, which are made as of the date of this Quarterly Report. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

GENERAL

Washington Federal, Inc. (“Company”) is a savings and loan holding company. The Company’s primary operating subsidiary is Washington Federal Savings.

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate and hold for investment fixed-rate single-family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At June 30, 2009, the Company had a negative one-year maturity gap of approximately 36% of total assets, which represents an increase from the 34% negative one-year gap as of September 30, 2008. The increase was due to the growth and repricing of deposit accounts into shorter term maturities, which was offset by the refinancing of $300,000,000 of borrowings that were scheduled to mature within one year and now have been refinanced to mature in 2014 at a rate of 3.03%.

The interest rate spread increased to 3.27% at June 30, 2009 from 2.85% at September 30, 2008. The spread increased primarily because of a general decrease in rates on customer deposits. Since the Federal Reserve began decreasing short-term rates in September 2008, market rates for short-term deposits have fallen. As a result, deposits are repricing to lower rates, which contributes to an increasing spread. Somewhat offsetting the benefit of lower deposit costs is the decreasing yield on loans as a result of the repricing of variable rate loans and the impact of refinancing of fixed-rate mortgages into historically low long-term interest rates.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of June 30, 2009, the weighted average rates on earning assets decreased by 27 basis points since September 30, 2008, while the weighted average rates on customer accounts and borrowings decreased by 69 basis points over the same period. As of June 30, 2009, the Company had grown total assets by $212,477,000, or 1.8%, from $11,830,141,000 at September 30, 2008, by deploying funds obtained through lower cost short-term deposits and borrowings. For the quarter ended June 30, 2009, compared to September 30, 2008, loans decreased $390,280,000, or 4.1%, and investment securities increased $436,959,000, or 27.3%. Cash and cash equivalents of $166,031,000 and stockholders’ equity of $1,394,081,000 provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net worth at June 30, 2009 was $1,394,081,000, or 11.58% of total assets. This was an increase of $61,407,000 from September 30, 2008 when net worth was $1,332,674,000, or 11.27% of total assets. The increase in the Company’s net worth included $31,079,000 from net income and a $39,588,000 increase in accumulated other comprehensive income as a result of a net increase in market value of the Company’s available-for-sale investments. The vast majority of the Company’s available for sale investments are fixed rate. As a result of market interest rates decreasing, the value of fixed rate investments generally increased. Net worth was reduced by $13,848,000 of cash dividend payments. During the quarter ended December 31, 2008, the Company reduced its quarterly cash dividend on common stock from $.21 to $.05 to conserve capital.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	Actual		Capital Adequacy Guidelines		Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(In thousands)
June 30, 2009
Total capital to risk-weighted assets	1,123,312	16.49%	545,127	8.00%	681,408	10.00%
Tier I capital to risk-weighted assets	1,076,697	15.80%	N/A	N/A	408,845	6.00%
Core capital to adjusted tangible assets	1,076,697	9.21%	N/A	N/A	584,577	5.00%
Core capital to total assets	1,076,697	9.21%	350,746	3.00%	N/A	N/A
Tangible capital to tangible assets	1,076,697	9.21%	175,373	1.50%	N/A	N/A
September 30, 2008
Total capital to risk-weighted assets	$1,128,345	16.59%	$544,064	8.00%	$680,080	10.00%
Tier I capital to risk-weighted assets	1,077,788	15.85%	N/A	N/A	408,048	6.00%
Core capital to adjusted tangible assets	1,077,788	9.32%	N/A	N/A	578,579	5.00%
Core capital to total assets	1,077,788	9.32%	347,147	3.00%	N/A	N/A
Tangible capital to tangible assets	1,077,788	9.32%	173,574	1.50%	N/A	N/A

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $451,806,000, or 30.6%, during the nine months ended June 30, 2009, which included the purchase of $753,902,000 of available-for-sale investment securities. During the same period $16,000,000 of available-for-sale securities were sold, resulting in a gain of $959,000. There were no purchases or sales of held-to-maturity securities in the same period. As of June 30, 2009, the Company had net unrealized gains on available-for-sale securities of $42,060,000, net of tax, which were recorded as part of stockholders’ equity. The Company increased its investment portfolio to protect against a potential refinancing surge resulting from historically low mortgage rates, which were influenced by U.S. government participation in the mortgage-backed securities market.

Loans receivable: During the nine months ended June 30, 2009, the balance of loans receivable decreased 4.1% to $9,111,340,000 compared to $9,501,620,000 at September 30, 2008. This decrease is consistent with management’s strategy to reduce the Company’s exposure to land and construction loans and a result of increased loan prepayments stemming from record low interest rates available on 30-year fixed-rate mortgage as noted in earnings release. If the current low rates on 30 year fixed-rate mortgages persists, management will consider continuing to shrink its loan portfolio. The following table shows the loan portfolio by category for the last three quarters.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loan Portfolio by Category

(In thousands)

	AS OF 12/31/08		AS OF 3/31/09		AS OF 6/30/09
	AMOUNT	%	AMOUNT	%	AMOUNT	%
Single-family residential	$7,032,028	70.3%	$6,937,789	70.8%	$6,763,040	71.2%
Construction - speculative	385,074	3.8	358,042	3.7	311,995	3.3
Construction - custom	298,381	3.0	260,104	2.7	240,885	2.5
Land - acquisition & development	706,151	7.1	678,278	6.9	613,499	6.5
Land - consumer lot loans	206,276	2.1	201,407	2.1	198,127	2.1
Multi-family	695,164	6.9	686,906	7.0	695,795	7.3
Commercial real estate	303,321	3.0	307,502	3.1	306,994	3.2
Commercial & industrial	137,057	1.4	128,212	1.3	123,978	1.3
HELOC	94,581	0.9	107,657	1.1	118,001	1.2
Consumer	151,858	1.5	139,366	1.4	128,764	1.4

	10,009,891	100%	9,805,263	100%	9,501,078	100%

Less:
ALL	104,835		143,124		161,695
Loans in Process	232,839		195,407		193,119
Deferred Net Origination Fees	36,783		35,133		34,924

	374,457		373,664		389,738

	$9,635,434		$9,431,599		$9,111,340

Non-performing assets: Non-performing assets increased significantly during the quarter ended June 30, 2009 to $605,882,000 from $164,191,000 at September 30, 2008, a 269% increase. A disproportionate share of our non-performing assets come from the land acquisition and development and speculative construction portfolios. These assets have seen the largest declines in value in our loan portfolio. The overall increase in our non-performing assets is attributable to the weakening economy and housing market throughout our eight state branch network. Non-performing assets as a percentage of total assets was 5.03% at June 30, 2009 compared to 1.39% at September 30, 2008. This level of non-performing assets is unprecedented in the Company’s 27 year history as a public company. While our non-performing assets have increased significantly over the last nine months based on current conditions in the real estate marketplace, the Company anticipates non-performing assets will continue to increase in the future until the residential real estate market stabilizes and values recover.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table sets forth information regarding restructured and nonaccrual loans and real estate owned (REO) held by the Company at the dates indicated.

	June 30, 2009	September 30, 2008
	(In thousands)
Restructured loans (1)	$68,385	$6,210
Nonaccrual loans:
Single-family residential	118,851	38,017
Construction - speculative	71,701	33,003
Construction - custom	1,336	1,315
Land - acquisition & development	265,901	51,562
Land - consumer lot loans	—	—
Multi-family	3,504	748
Commercial real estate	5,271	1,929
Commercial & industrial	24,731	—
HELOC	75	—
Consumer	924	535

Total nonaccrual loans (2)	492,294	127,109
Total REO (3)	86,651	37,082
Total REHI (3)	26,937	—

Total non-performing assets	$605,882	$164,191

Total non-performing assets and restructured loans	$674,267	$170,401

Total non-performing assets and restructured loans as a percentage of total assets	5.60%	1.44%

(1)	Performing in accordance with restructured terms.

(2)	The Company recognized interest income on nonaccrual loans of approximately $4,011,000 in the nine months ended June 30, 2009. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $19,166,000 for the nine months ended June 30, 2009.

In addition to the nonaccrual loans reflected in the above table, at June 30, 2009, the Company had $287,661,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company’s ratio of total non-performing assets and restructured loans as a percent of total assets would have increased to 7.99% at June 30, 2009.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(3)	Total REO and REHI (included in real estate held for sale on the Statement of Financial Condition) includes real estate held for sale acquired in settlement of loans.

Allocation of the allowance for loan losses: The following table shows the allocation of the Company’s allowance for loan losses at the dates indicated.

	June 30, 2009		September 30, 2008
	Amount	Loans to Total Loans [1]	Amount	Loans to Total Loans [1]
	(In thousands)
Single-family residential	$18,835	71.2%	$17,055	69.5%
Construction - speculative	17,145	3.3	10,069	4.4
Construction - custom	731	2.5	1,328	3.2
Land - acquisition & development	98,723	6.5	28,679	7.3
Land - consumer lot loans	2,969	2.1	2,279	2.1
Multi-family	4,148	7.3	4,514	6.9
Commercial real estate	3,638	3.2	4,536	2.8
Commercial & industrial	2,724	1.3	3,807	1.5
HELOC	2,271	1.2	1,338	0.8
Consumer	10,511	1.4	11,453	1.5

	$161,695	100.0%	$85,058	100.0%

[1]	The percentage is based on gross loans before allowance for loan losses, loans in process and deferred loan origination costs.

Customer accounts: Customer accounts increased $501,441,000, or 7.0%, to $7,670,980,000 at June 30, 2009 compared with $7,169,539,000 at September 30, 2008. The increase in customer deposits reflects the opportunity created in the marketplace by the failure and/or merger of several large institutions throughout our footprint. The following table shows the composition of our customer accounts as of the dates shown:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Deposits by Type

(In thousands)

	June 30, 2009			September 30, 2008
	Amount	%	Wtd. Avg. Rate	Amount	%	Wtd. Avg. Rate
Checking (noninterest)	$116,836	1.5%	0.00%	$119,460	1.7%	0.00%
NOW (interest)	401,599	5.2	0.50%	397,512	5.5	1.48%
Savings (passbook/stmt)	196,500	2.6	0.50%	188,546	2.6	1.22%
Money Market	1,205,051	15.7	0.92%	1,231,542	17.2	2.48%
CD’s	5,750,994	75.0	2.60%	5,232,479	73.0	3.72%

Total	$7,670,980	100.0%	2.14%	$7,169,539	100.0%	3.25%

FHLB advances and other borrowings: Total borrowings decreased $288,209,000, or 9.1%, to $2,887,699,000 at June 30, 2009, compared with $3,175,908,000 at September 30, 2008. Total short-term borrowings (due within 30 days) at June 30, 2009, were $0 compared with $377,000,000 at September 30, 2008. See Interest Rate Risk on page 17.

RESULTS OF OPERATIONS

Throughout this document we will refer to net income, which is defined as net income available to common shareholders after the payment of preferred dividends.

Net Income: The quarter ended June 30, 2009, produced net income of $2,500,000 compared to $33,169,000 for the same quarter one year ago. For the nine months ended June 30, 2009, net income totaled $31,079,000, which was a decrease of $70,590,000 from the same period last year. The decrease for the quarter and nine month periods resulted primarily from the significant increase in the provision for loan losses and other credit costs and FDIC insurance premiums, offset somewhat by growth in net interest income.

Net Interest Income: The largest component of the Company’s earnings is net interest income, which is the difference between the interest and dividends earned on loans and other investments and the interest paid on customer deposits and borrowings. Net interest income is impacted primarily by two factors: first, the volume of earning assets and liabilities; and second, the rate earned on those assets or the rate paid on those liabilities.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rate / Volume Analysis:

	Comparison of Quarters Ended 6/30/09 and 6/30/08			Comparison of Nine Months Ended 6/30/09 and 6/30/08
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income:
Loan portfolio	$(235)	$(13,653)	$(13,888)	$31,994	$(38,220)	$(6,226)
Mortgaged-backed securities	5,876	(364)	5,512	15,620	(235)	15,385
Investments (1)	816	(3,120)	(2,304)	(1,297)	(7,279)	(8,576)

All interest-earning assets	6,457	(17,137)	(10,680)	46,317	(45,734)	583

Interest expense:
Customer accounts	4,111	(26,244)	(22,133)	21,853	(70,998)	(49,145)
FHLB advances and other borrowings	701	(2,837)	(2,136)	6,773	(15,262)	(8,489)

All interest-bearing liabilities	4,812	(29,081)	(24,269)	28,626	(86,260)	(57,634)

Change in net interest income	$1,645	$11,944	$13,589	$17,691	$40,526	$58,217

(1)	Includes interest on cash equivalents and dividends on FHLB stock

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for Loan Losses: The Company recorded a $52,200,000 provision for loan losses during the quarter ended June 30, 2009, while a $13,216,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $605,882,000, or 5.03%, of total assets at June 30, 2009, compared to $85,107,000, or .72%, of total assets one year ago. The Company had net charge-offs of $33,629,000 for the quarter ended June 30, 2009 compared with $6,162,000 of net charge-offs for the same quarter one year ago. This significant increase in the provision for loan losses is in response to three primary factors: first, the overall deterioration in the housing market in general in the Company’s eight western state territory; second, the significant increase in the combined balance of non-performing assets in our land acquisition and development and speculative construction portfolios; and finally, the material increase in net charge-offs for the quarter. Management believes that higher non-performing assets and charge-offs may continue going forward until the housing market begins to recover. Similarly, management expects the provision to remain at elevated levels until non-performing assets and charge-offs improve.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	Quarter Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Beginning balance	$143,124	$47,005	$85,058	$28,520
Charge-offs:
Single-family residential	3,902	196	9,136	1,258
Construction - speculative	4,220	2,206	11,259	3,767
Construction - custom	—	—	180	—
Land - acquisition & development	17,756	3,041	27,336	3,125
Land - consumer lot loans	454	60	1,594	60
Multi-family	278	25	948	25
Commercial real estate	—	—	—	—
Commercial & industrial	5,701	—	9,903	14
HELOC	35	—	35	—
Consumer	1,669	634	5,008	1,109

	34,015	6,162	65,399	9,358
Recoveries:
Single-family residential	11	—	23	—
Construction - speculative	2	—	2	—
Construction - custom	—	—	—	—
Land - acquisition & development	—	—	16	—
Land - consumer lot loans	—	—	—	—
Multi-family	—	—	—	—
Commercial real estate	—	—	—	—
Commercial & industrial	213	—	428	—
HELOC	—	—	—	—
Consumer	160	—	367	—

	386	—	836	—
Net charge-offs	33,629	6,162	64,563	9,358
Provision for loan losses	52,200	13,216	141,200	23,716
Acquired reserves	—	—	—	11,181

Ending balance	$161,695	$54,059	$161,695	$54,059

Ratio of net charge-offs to average loans outstanding	0.36%	0.07%	0.68%	0.11%

Other Income: The quarter ended June 30, 2009 produced total other income of $5,345,000 compared to $7,560,000 for the same quarter one year ago, a decrease of $2,215,000. The quarter ended June 30, 2009, included $959,000 of gain on sale of investments, whereas the quarter ended June 30, 2008, included an $3,164,000 gain on the sale of real estate.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Expense: The quarter ended June 30, 2009, produced total other expense of $30,933,000 compared to $23,653,000 for the same quarter one year ago, a 30.8% increase. The increase in total other expense over the same comparable period one year ago was primarily due to the increase in FDIC insurance premiums incurred by the Company, including $5,500,000 the Company accrued in relation to the special assessment levied to replenish the Deposit Insurance Fund. Total other expense for the quarters ended June 30, 2009 and 2008 equaled 1.01% and .75%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 1,095 at June 30, 2009 and 1,072 at June 30, 2008.

Taxes: Income taxes decreased $12,612,000, or 69.1%, for the quarter ended June 30, 2009, when compared to the same period one year ago. This decrease was a result of lower pretax income. In addition, see Note B for a discussion of an increase in taxes related to the correction of an error. The effective tax rate for the quarter ended June 30, 2009, was 48.34%, compared to 35.50% for the same period one year ago.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 (“Exchange Act”) Rule 13a-15(e). Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended June 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1, 2009 to April 30, 2009	—	$—	—	2,888,314
May 1, 2009 to May 31, 2009	—	—	—	2,888,314
June 1, 2009 to June 30, 2009	—	—	—	2,888,314

Total	—	—	—	2,888,314

(1)

The Company’s only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 21,956,264 shares have been authorized for repurchase.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART II – Other Information

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer

32	Section 1350 Certification by the Chief Executive Officer and the Chief Financial Officer

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON FEDERAL, INC.

August 10, 2009	/s/ Roy M. Whitehead
ROY M. WHITEHEAD
Chairman, President and Chief Executive Officer

August 10, 2009	/s/ Brent J. Beardall
BRENT J. BEARDALL
Executive Vice President and Chief Financial Officer