Form 10-K
period 2009-09-30
WASHINGTON FEDERAL INC
filed 2009-11-02
CIK 936528

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 31, 2009, the aggregate market value of the 87,343,442 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 703,996 shares held by all directors and executive officers of the Registrant as a group, was $1,160,794,344. This figure is based on the closing sale price of $13.29 per share of the Registrant’s Common Stock on March 31, 2009, as reported by Bloomberg.

Number of shares of Common Stock outstanding as of October 30, 2009: 112,270,330

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1) Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2009, are incorporated into Part II, Items 5-8 and Part III, Item 12 of this Form 10-K.

(2) Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 20, 2010 are incorporated into Part III, Items 10-14 of this Form 10-K.

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

The Company’s fiscal year end is September 30th. All references to 2009, 2008 and 2007 represent balances as of September 30, 2009, September 30, 2008 and September 30, 2007, or activity for the fiscal years then ended, respectively.

The business of Washington Federal consists primarily of attracting deposits from the general public and investing these funds in loans of various types, including first lien mortgages on single-family dwellings, construction loans, land acquisition and development loans, loans on multi-family and other income producing properties, home equity loans and business loans. It also invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations. Washington Federal has 150 full service branches located in Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. Through its subsidiaries, the Company is engaged in real estate investment and insurance brokerage activities.

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

Average Statements of Financial Condition

	Year Ended September 30,
	2007			2008			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)
Assets
Loans (1)	$7,634,825	$526,923	6.90%	$9,013,671	$599,878	6.66%	$9,422,953	$579,244	6.15%
Mortgage-backed securities	1,354,689	75,478	5.57	1,565,590	88,425	5.65	1,974,954	109,486	5.54
Investment securities (2)	264,345	15,525	5.87	214,871	11,408	5.31	212,490	2,634	1.24
FHLB stock	131,663	756	0.57	140,569	1,717	1.22	144,522	410.28

Total interest-earning assets	9,385,522	618,682	6.59	10,934,701	701,428	6.41	11,754,919	691,774	5.88
Other assets	272,300			381,090			499,324

Total assets	$9,657,822			$11,315,791			$12,254,243

Liabilities and Stockholders’ Equity
Checking accounts	$351,558	5,572	1.58%	$473,999	6,813	1.44%	494,152	3,144.64%
Passbook and statement accounts	188,853	2,902	1.54	197,448	2,724	1.38	192,141	1,441.75
Insured money market accounts	748,436	22,309	2.98	996,164	25,571	2.57	1,232,723	16,488	1.34
Certificate accounts (time deposits)	4,408,864	212,237	4.81	5,032,005	224,114	4.45	5,525,855	169,301	3.06
Repurchase agreements with customers	21,567	817	3.79	15,787	547	3.46	38,922	1,061	2.73
FHLB advances	1,623,864	78,033	4.81	2,022,596	94,048	4.65	2,243,242	94,804	4.23
Securities sold under agreements to repurchase	785,753	31,962	4.07	803,825	34,260	4.26	800,000	31,061	3.88
Federal funds purchased	87,939	4,669	5.31	296,529	9,564	3.23	191,989	1,327.69

Total interest-bearing liabilities	8,216,834	358,501	4.36	9,838,353	397,641	4.04	10,719,024	318,627	2.97
Other liabilities	150,320			120,584			116,929

Total liabilities	8,367,154			9,958,937			10,835,953
Stockholders’ equity	1,290,668			1,356,854			1,418,290

Total liabilities and stockholders’ equity	$9,657,822			$11,315,791			$12,254,243

Net interest income/Interest rate spread		$260,181	2.23%		$303,787	2.37%		$373,147	2.91%

Net interest margin (3)			2.77%			2.78%			3.17%

(1)	The average balance of loans includes nonaccruing loans, interest on which is recognized on a cash basis. It also includes net accretion of deferred loan fees and costs of $18.1 million, $12.7 million and $11.5 million for years 2007, 2008 and 2009, respectively.
(2)	Includes cash equivalents and repurchase agreements.
(3)	Net interest income divided by average interest-earning assets.

Lending Activities

General. The Company’s net portfolio of loans totaled $9.0 billion at September 30, 2009, representing approximately 71% of its total assets. The Company concentrates its lending activities on the origination of conventional mortgage loans, which are loans that are neither insured nor guaranteed by agencies of the United States government.

Washington Federal’s lending activity is concentrated on the origination of loans secured by real estate, including long-term fixed-rate mortgage loans, adjustable-rate construction loans, adjustable-rate land development loans and fixed-rate multi-family loans.

The following table sets forth the composition of the Company’s gross loan portfolio, by loan type, as of September 30 for the years indicated.

	2005		2006		2007		2008		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(In thousands)
Loans:
Single-family residential	$4,630,411	70.3%	$5,416,501	70.3%	$6,067,194	69.4%	$6,868,956	69.5%	$6,785,723	72.3%
Construction – speculative (2)	629,594	9.6	716,828	9.3	707,503	8.1	439,616	4.4	267,430	2.8
Construction – custom (2)	391,825	5.9	373,534	4.9	328,929	3.8	317,894	3.2	258,839	2.8
Land – acquisition and development (1)	317,132	4.8	517,969	6.7	755,577	8.6	724,421	7.3	519,130	5.5
Land – consumer lot loans (1)	121,489	1.8	148,842	1.9	159,001	1.8	210,816	2.1	195,812	2.1
Multi-family	501,824	7.6	527,719	6.9	558,846	6.4	683,508	6.9	705,212	7.5
Commercial Real Estate	—	—	—	—	112,659	1.3	282,138	2.8	294,109	3.1
Commercial & Industrial	—	—	—	—	23,251.3		151,844	1.5	119,019	1.3
HELOC	—	—	—	—	13,690.2		80,407.8		122,184	1.3
Consumer	—	—	—	—	10,377.1		153,072	1.5	120,081	1.3

GROSS LOANS	$6,592,275	100.0%	$7,701,393	100.0%	$8,737,027	100.0%	$9,912,672	100.0%	$9,387,539	100.0%
Less LIP, Allowance and net def. costs & fees	(583,343)		(622,950)		(548,749)		(411,052)		(404,109)

NET LOANS	$6,008,932		$7,078,443		$8,188,278		$9,501,620		$8,983,430

(1)	Represents loans to builders / intended occupants for the purpose of financing the acquisition and development of single-family residences.
(2)	Represents loans to builders / intended occupants for the purpose of financing the construction of single-family or multi-family residences.

The following table summarizes the scheduled contractual gross loan maturities for the Company’s total loan portfolio due for the periods indicated as of September 30, 2009. Amounts are presented prior to deduction of discounts, premiums, loans in process, deferred net loan origination fees and allowance for loan losses. Adjustable-rate loans are shown in the period in which loan principal payments are contractually due.

Contractual Maturities:

	Total	Less than 1 Year	1 to 5 Years	After 5 Years
	(In thousands)
Single-family residential	$6,785,723	$100,684	$133,756	$6,551,283
Construction – speculative	267,430	265,286	2,144	—
Construction – custom	258,839	3,871	2,768	252,200
Land – acquisition and development	519,130	468,851	22,362	27,917
Land – consumer lot loans	195,812	5,684	28,482	161,646
Multi-family	705,212	49,054	287,012	369,146
Commercial Real Estate	294,109	27,705	114,444	151,960
Commercial & Industrial	119,019	55,315	47,598	16,106
HELOC	122,184	1,585	2,225	118,374
Consumer	120,081	687	15,335	104,059

	$9,387,539	$978,722	$656,126	$7,752,691
Loans maturing after one year:
Adjustable-rate	$920,024
Fixed-rate	7,488,793

Total	$8,408,817

The original contractual loan payment period for residential mortgage loans originated by the Company normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans remain outstanding an average of less than eight and one half years.

Lending Programs and Policies. The Company’s principal lending activity is the origination of real estate mortgage loans to purchase or refinance single-family residences. The Company also originates a significant number of construction and land development loans, along with multi-family residential and commercial loans. At September 30, 2009, single-family residential loans totaled $6.8 billion, or 72.3% of the Company’s gross loan portfolio; construction-speculative loans totaled $267 million, or 2.8% of the Company’s gross loan portfolio; construction – custom loans totaled $259 million, or 2.8% of the Company’s gross loan portfolio; land acquisition and development loans totaled $519 million, or 5.5% of the Company’s gross loan portfolio; land – consumer lot loans totaled $196 million, or 2.1% of the Company’s gross loan portfolio; multi-family loans totaled $705 million, or 7.5% of the Company’s gross loan portfolio; commercial real estate loans totaled $294 million, or 3.1% of the Company’s gross loan portfolio; commercial and industrial loans totaled $119 million, or 1.3% of the Company’s gross loan portfolio; HELOC loans totaled $122 million, or 1.3% of the Company’s gross loan portfolio and consumer loans totaled $120 million, or 1.3% of the Company’s gross loan portfolio.

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

Federal guidelines limit the amount of a real estate loan made by a federally-chartered savings institution, such as Washington Federal Savings, to a specified percentage of the value of the property securing the loan as determined by an evaluation at the time the loan is originated, referred to as the loan-to-value ratio. The guidelines provide that at the time of origination a real estate loan may not exceed 100% of the value of the security property. Maximum loan-to-value ratios for each type of real estate loan are established by the Company’s Board of Directors. When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, Washington Federal considers the additional risk inherent with these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total balance for loans with loan-to-value ratios exceeding 80% at September 30, 2009, was $556 million, with allocated reserves of $2.8 million.

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

Construction lending involves a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers, as well as the effects of general economic conditions in the homebuilding industry. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost (including interest) of the project. These loans are generally more difficult to evaluate and monitor.

Land loans. The Company’s land development loans are of a short-term nature and are generally made for 75% or less of the appraised value of the property. Funds are disbursed periodically at various stages of completion as authorized by the Company’s personnel. The interest rate on these loans generally adjusts every 90 days in accordance with a designated index.

Land development loans involve a higher degree of credit risk than long-term financing on owner-occupied real estate. Mitigation of risk of loss on a land development loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of development compared to the estimated cost (including interest) of development and the financial strength of the borrower.

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

Commercial credit decisions are based upon the Company’s assessment of the borrower’s ability and willingness to repay along with an evaluation of the liquidity and marketability of collateral. Most such loans are extended to closely held businesses and the personal guaranty of the principals are usually obtained. Non real estate commercial loans have a relatively high risk of default, compared to residential real estate loans. Pricing of commercial loans is based on the credit risk of the borrower and the adequacy of collateral, with consideration given to the overall relationship of the borrower, including deposits. The acquisition of business deposits is an important focus of this business line. The cost of funds from businesses is usually lower than the cost of funds raised through CDs in our retail branches.

Consumer loans. Through its two most recent acquisitions, the Company obtained its portfolio of $120 million of consumer loans. These loans are primarily home improvement loans made through third party originators that bear interest rates of 10% and higher. Due to the nature of these loans the average charge off rate has been 3 to 5% per year. After extensive review of this program, the Company decided in fiscal 2008 to cease origination of consumer loans, as the risk profile did not match with the Company’s long term business plan. The Company will continue to service the portfolio until the balances are repaid.

Home equity loans. The company makes revolving line of credit loans to consumers that are secured by a first or second mortgage on a single family residence. The interest rates on these loans adjust monthly indexed to Prime. Loan-to-value rates is limited to 75%. Terms are a ten year draw period followed by a fifteen year amortization period

Origination and Purchase of Loans. The Company has general authority to lend anywhere in the United States; however, the primary lending areas are within the states of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas.

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

	2005	2006	2007	2008	2009
	(In thousands)
Loans originated (1):
Single-family residential	$787,455	$718,915	$827,270	$857,334	$855,212
Construction-speculative	716,569	704,314	518,024	218,145	102,630
Construction – custom	422,100	385,084	337,575	303,844	262,952
Land – Acquisition & Development	358,863	398,669	443,793	148,221	45,425
Land – Consumer Lot Loans	—	59,869	42,299	25,909	14,681
Multi-family	151,839	135,496	98,453	105,805	97,621
Commercial Real Estate	—	—	16,266	66,876	117,447
Commercial & Industrial	—	—	10,320	187,748	243,240
HELOC	—	—	5,074	63,855	85,755
Consumer	—	—	2,871	96,438	15,497

Total loans originated	2,436,826	2,402,347	2,301,945	2,074,175	1,840,460
Loans purchased (2)	331,456	399,766	414,153	946, 826	385,645
Loan principal repayments	(1,769,058)	(1,694,530)	(1,718,798)	(1,845,324)	(2,116,355)
Net change in loans in process, discounts, etc.	(83,735)	(38,072)	112,535	137,665	(627,940)

Net loan activity increase (decrease)	$915,489	$1,069,511	$1,109,835	$1,313,342	$(518,190)

Beginning balance	$5,093,443	$6,008,932	$7,078,443	$8,188,278	$9,501,620
Ending balance	$6,008,932	$7,078,443	$8,188,278	$9,501,620	$8,983,430

(1)	Includes undisbursed loan in process and does not include savings account loans, which were not material during the periods indicated.
(2)	Includes loans acquired through acquisitions and whole loan purchases.

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

The company will consider modifying the interest rates and terms of a loan if it determines that a modification is a better alternative to foreclosure.

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

Real estate acquired by foreclosure or deed-in-lieu thereof (“REO” or “Real Estate Owned”) is either classified as real estate held for sale until it is sold or transferred to Real Estate Held for Investment(“REHI”). When property is acquired, it is recorded at the lower of carrying cost or fair value at the date of acquisition, and any writedown resulting therefrom is charged to the allowance for loan losses. Interest accrual ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expensed as incurred. Costs incurred for the improvement or development of such property are capitalized. See Note A to the Consolidated Financial Statements included in Item 8 hereof.

The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Company at the dates indicated.

	2005	2006	2007	2008	2009
	(In thousands)
Restructured loans (1)	$573	$—	$250	$6,210	$136,894
Nonaccrual loans:
Single-family residential	5,765	5,700	9,820	38,017	116,268
Construction – Speculative	—	1,002	2,446	33,003	50,348
Construction – custom	—	—	—	1,315	—
Land – Acquisition & Development	403	126	1,809	51,562	187,061
Land – consumer lot loans	—	—	—	—	—
Multi-family	420	353	148	748	4,368
Commercial Real Estate	—	—	253	1,929	2,733
Commercial & Industrial	—	—	42	—	18,823
HELOC	—	—	—	—	—
Consumer	—	—	—	535	656

Total nonaccrual loans (2)	6,588	7,181	14,518	127,109	380,257
Total REO (3)	756	479	1,413	37,082	120,105

Total REHI(4)	—	—	—	—	56,758

Total nonperforming assets	$7,344	$7,660	$15,931	$164,191	$557,120

Total nonperforming assets and restructured loans	$7,917	$7,660	$16,181	$170,401	$694,014

Total nonperforming assets and restructured loans as a percent of total assets	0.09%	0.08%	0.16%	1.44%	5.52%

(1)	Performing in accordance with restructured terms.
(2)	The Company recognized interest income on nonaccrual loans of approximately $326,000 in 2009. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $13,099,000 in 2009.

In addition to the nonaccrual loans reflected in the above table, at September 30, 2009, the Company had $305.9 million of loans that were less than 90 days delinquent but which were classified as substandard for one or more reasons. If these loans were deemed nonperforming, the Company’s ratio of total nonperforming assets and restructured loans as a percent of total assets would have been 7.95% at September 30, 2009. For a discussion of the Company’s policy for placing loans on nonaccrual status, see Note A to the Consolidated Financial Statements included in Item 8 hereof.

(3)	Total REO includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans.
(4)	Total REHI includes real estate held for investment acquired in settlement of loans.

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	September 30,
	2005	2006	2007	2008	2009
	(In thousands)
Beginning balance	$25,140	$24,756	$24,993	$28,520	$85,058

Charge-offs:
Single-Family Residential	154	226	40	2,177	18,013
Construction – Speculative	90	20	1,024	6,858	22,604
Construction – Custom	—	—	—	—	289
Land – Acquisition & Development	—	—	58	3,513	50,552
Land – Consumer Lot Loans	—	—	—	140	1,822
Multi-Family	14	52	34	25	1,028
Commercial Real Estate	—	—	—	225	—
Commercial & Industrial Loans	—	—	—	14	11,573
HELOC	—	—	—	—	151
Consumer	—	—	—	2,471	6,841

	258	298	1,156	15,423	112,873

Recoveries:
Single-Family Residential	8	—	1	—	117
Construction – Speculative	—	—	—	34	8
Construction – Custom	—	—	—	—	—
Land – Acquisition & Development	—	—	—	—	16
Land – Consumer Lot Loans	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial Real Estate	—	—	2	—	—
Commercial & Industrial Loans	—	—	—	—	948
HELOC	—	—	—	—	—
Consumer	—	—	—	230	562

	8	—	3	264	1,651

Net charge-offs	250	298	1,153	15,159	111,222
Acquired through acquisition	—	—	3,130	11,181	—
Provision (reversal of reserve) for loan losses	(134)	535	1,550	60,516	193,000

Ending balance	$24,756	$24,993	$28,520	$85,058	$166,836

Ratio of net charge-offs to average loans outstanding	.01%	.01%	.02%	.17%	1.18%

The following table sets forth the allocation of the Company’s allowance for loan losses at the dates indicated.

	September 30,
	2005		2006		2007		2008		2009
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(In thousands)
Allowance allocation:
Single-family residential	$8,643	70.2%	$8,397	70.3%	$10,083	69.4%	$17,055	69.5%	$18,547	72.3%
Construction – speculative	6,977	15.5	6,706	14.8	4,716	8.1	10,069	4.4	21,841	2.8
Construction – custom	—	—	—	—	1,163	3.8	1,328	3.2	81	2.8
Land – acquisition & development	3,360	6.7	4,829	8.0	4,506	8.6	28,679	7.3	104,569	5.5
Land – consumer lot loans					1,136	1.8	2,279	2.1	1,298	2.1
Multi-family	5,776	7.6	5,061	6.9	5,299	6.4	4,514	6.9	1,878	7.5
Commercial real estate	—	—	—	—	1,297	1.3	4,536	2.8	1,344	3.1
Commercial & industrial	—	—	—	—	320.3		3,807	1.5	7,327	1.3
HELOC	—	—	—	—	—	.2	1,338	0.8	377	1.3
Consumer	—	—	—	—	—	.1	11,453	1.5	9,574	1.3
Unallocated	—		—		—		—		—

Total allowance for loan losses	$24,756		$24,993		$28,520		$85,058		$166,836

(1)	Represents the total amount of the loan category as a % of total loans outstanding.

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

The following table sets forth the composition of the Company’s investment portfolio at the dates indicated.

September 30,	2007		2008		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. government and agency obligations	$236,352	$232,285	$37,253	$41,231	$9,800	$13,824
State and political subdivisions	8,107	8,646	7,770	8,306	7,435	7,980
Agency mortgage-backed securities	1,430,208	1,409,881	1,551,674	1,549,878	2,200,834	2,286,542

	$1,674,667	$1,650,812	$1,596,697	$1,599,415	$2,218,069	$2,308,346

The investment portfolio at September 30, 2009 was categorized by maturity as follows:

	Amortized Cost	Wtd Avg Yield
	(In thousands)
Due in less than one year	$500	4.00%
Due after one year through five years	1,140	8.77
Due after five years through 10 years	9,300	10.38
Due after 10 years	2,207,129	5.76

	$2,218,069	5.78%

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

Certificates with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year but less than four years, the penalty is 180 days of interest. When the maturity is greater than 4 years, the penalty is 365 days interest. Early withdrawal penalties during 2007, 2008 and 2009 amounted to approximately $1,005,000, $859,000 and $700,000, respectively.

The Company offers two checking account products; the accounts pay interest on monthly average balances over $1,000 and $10,000 respectively.

The Company’s deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. The Company does not advertise for deposits outside of these states.

The following table sets forth certain information relating to the Company’s savings deposits at the dates indicated.

	September 30,
	2007		2008		2009
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)
Balance by interest rate:
Checking accounts	$409,098	1.90%	$516,972	1.14%	$526,321.39%
Passbook and statement accounts	198,876	1.70	188,546	1.22		197,025.50
Money market accounts	739,554	2.85	1,231,542	2.48		1,214,812.87

	1,347,528		1,937,060			1,938,158

Fixed-rate certificates:

Under 2.00%			11,951			1,765,881
2.00% to 2.99%	4,228		880,676			3,220,833
3.00% to 3.99%	150,926		2,887,138			457,425
4.00% to 4.99%	1,283,837		1,346,039			370,967
5.00% to 5.99%	3,190,141		81,911			32,982
6.00% and above	2,389		1,270			221

	4,631,521		5,208,985			5,848,309

	$5,979,049		$7,146,045			$7,786,467

The following table sets forth, by various interest rate categories, the amount of certificates of deposit of the Company at September 30, 2009, which mature during the periods indicated.

	Maturing in
	1 to 3 Months	4 to 6 Months	7 to 12 Months	13 to 24 Months	25 to 36 Months	37 to 60 Months	Total
	(In thousands)
Fixed-rate certificates:
Under 2.00%	$440,453	$778,076	$486,149	$61,072	$—	$131	$1,765,881
2.00% to 2.99%	2,192,151	139,110	287,882	545,159	45,671	10,860	3,220,833
3.00 to 3.99%	165,226	43,773	51,788	67,055	27,550	102,033	457,425
4.00 to 4.99%	52,926	32,220	48,300	62,480	77,325	97,716	370,967
5.00 to 5.99%	3,572	2,481	4,377	13,001	8,715	836	32,982
6.00 and above	—	—	219	—	—	2	221

Total	$2,854,328	$995,660	$878,715	$748,767	$159,261	$211,578	$5,848,309

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

At September 30, 2009, the Company had $2.1 billion of certificates of deposit in amounts of $100,000 or more outstanding, maturing as follows: $1.1 billion within 3 months; $344 million over 3 months through 6 months; $311 million over 6 months through 12 months; and $414 million thereafter.

The following table sets forth the customer account and customer repurchase activities of the Company for the years indicated.

	September 30,
	2007	2008	2009
	(In thousands)
Deposits	$2,617,541	$8,846,229	$9,900,370
Acquired Deposits	379,090	744,182	—
Withdrawals	(2,555,597)	(8,677,426)	(9,419,034)

Net increase in deposits before interest credited	441,034	912,985	481,336
Interest credited	244,025	259,769	191,435

Net increase in customer accounts	$685,059	$1,172,754	$672,771

Borrowings. The Company obtains advances from the FHLB upon the security of the FHLB capital stock it owns and certain of its home mortgages, provided certain standards related to credit worthiness have been met. See “Regulation – Washington Federal Savings – Federal Home Loan Bank System” below. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Company’s creditworthiness. The FHLB is required to review its credit limitations and standards at least annually. FHLB advances have, from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand Washington Federal’s lending program. The Company had $2.1 billion of FHLB advances outstanding at September 30, 2009.

The Company also uses reverse repurchase agreements as a form of borrowing. Under reverse repurchase agreements, the Company sells an investment security to a dealer for a period of time and agrees to buy back that security at the end of the period and pay the dealer a stated interest rate for the use of the dealer’s funds. The amount of securities sold under such agreements depends on many factors, including the terms available for such transactions, the perceived ability to apply the proceeds to investments yielding a higher return, the demand for the securities and management’s perception of trends in interest rates. The Company had $800 million of securities sold under such agreements at September 30, 2009. See Note I to the Consolidated Financial Statements included in Item 8 hereof for additional information.

The Company may need to borrow funds for short periods of time to meet day-to-day financing needs. In these instances, funds are borrowed from other financial institutions for periods generally ranging from 1 to 7 days at the then current borrowing rate. At September 30, 2009, the Company had only $600,000 of such short-term borrowings.

The Company also offers two forms of repurchase agreements to its customers. One form has an interest rate that floats like a money market deposit account. The other form has a fixed rate and is offered in a minimum denomination of $100,000. Both forms are fully collateralized by securities. These obligations are not insured by FDIC and are classified as borrowings for regulatory purposes. The Company had $55.8 million of such agreements outstanding at September 30, 2009.

The following table presents certain information regarding borrowings of Washington Federal for the years indicated.

	September 30,
	2007	2008	2009
	(In thousands)
Federal funds and securities sold to dealers under agreements to repurchase:
Average balance outstanding	$873,692	$1,100,354	$991,989
Maximum amount outstanding at any month-end during the period	1,175,000	1,275,000	1,040,600
Weighted-average interest rate during the period (1)	4.19%	3.98%	3.26%
FHLB advances:
Average balance outstanding	$1,623,864	$2,022,596	$2,243,242
Maximum amount outstanding at any month-end during the period	1,800,000	2,206,000	2,743,026
Weighted-average interest rate during the period (1)	4.81%	4.65%	4.23%
Securities sold to customers under agreements to repurchase:
Average balance outstanding	$21,567	$15,787	$38,922
Maximum amount outstanding at any month-end during the period	24,758	23,494	55,843
Weighted-average interest rate during the period (1)	3.79%	3.46%	2.73%
Total average borrowings	$2,519,123	$3,138,737	$3,274,153
Weighted-average interest rate on total average borrowings (1)	4.58%	4.41%	3.92%

(1)	Interest expense divided by average daily balances.

Other Ratios

The following table sets forth certain ratios related to the Company for the periods indicated.

	September 30,
	2007	2008	2009
Return on assets (1)	1.40%	.55%	.33%
Return on equity (2)	10.46	4.59	2.87
Average equity to average assets	13.36	11.99	11.57
Dividend payout ratio (3)	53.90	118.31	43.48

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share divided by net income per share.

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

	September 30,
	2007 vs. 2006 Increase (Decrease) Due to			2008 vs. 2007 Increase (Decrease) Due to			2009 vs. 2008 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)			(In thousands)
Interest income:
Loan portfolio	$76,942	$10,643	$87,585	$91,897	$(18,942)	$72,955	$26,547	$(47,181)	$(20,634)
Mortgage-backed securities	6,772	1,768	8,540	11,854	1,093	12,947	22,807	(1,746)	21,061
Investments (1)	(9,296)	1,970	(7,326)	(1,580)	(1,576)	(3,156)	58	(10,139)	(10,081)

All interest-earning assets	74,418	14,381	88,799	102,171	(19,425)	82,746	49,412	(59,066)	(9,654)

Interest expense:
Customer accounts	21,479	42,753	64,232	39,675	(23,743)	15,932	27,267	(95,601)	(68,334)
FHLB advances and other borrowings	20,073	835	20,908	27,844	(4,636)	23,208	4,792	(15,472)	(10,680)

All interest-bearing liabilities	41,552	43,588	85,140	67,519	(28,379)	39,140	32,059	(111,073)	(79,014)

Change in net interest income	$32,866	$(29,207)	$3,659	$34,652	$8,954	$43,606	$17,353	$52,007	$69,360

(1)	Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle.

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

The following table shows the estimated repricing periods for earning assets and paying liabilities.

	Repricing Period
	Within One Year	After 1 year - before 4 Years	Thereafter	Total
	(In thousands)
As of 9/30/09
Earning Assets *	$2,929,902	$4,247,528	$4,753,808	$11,931,238
Paying Liabilities	(7,068,190)	(3,652,513)	(1,137)	(10,721,840)

Excess (Liabilities) Assets	$(4,138,288)	$595,015	$4,752,671
Excess as % of Total Assets	-32.9%
Policy limit for one year excess	-60.0%

*	Asset repricing period includes estimated prepayments based on historical activity

At September 30, 2009, the Company had approximately $4.1 billion more liabilities subject to repricing in the next year than assets, which amounted to a negative maturity gap of 33% of total assets. As of September 30, 2008, the amount of excess liabilities subject to repricing within one year was approximately $4.0 billion or 34% of total assets. The increase of approximately $150 million of liabilities in excess of assets repricing within one year was due to continued growth of long term assets, primarily 30 year mortgage backed securities, funded primarily through growth of short term customer deposits. Although the absolute dollar amount of the one year gap increased by approximately $150 million, the negative maturity gap percentage actually decreased by 1%, due to the growth in the balance sheet. By having an excess of liabilities repricing within one year over assets, the Company is subject to decreasing net interest income should interest rates rise. However, if the size and/or mix of the balance sheet changes, rising rates may not cause a decrease in net interest income. The Company’s interest rate risk approach has never resulted in the recording of a monthly operating loss.

The following table shows the potential impact of rising interest rates on net income for one year. We focus primarily on the impact of rising rates, given our negative gap position implies that generally when rates fall income should increase and when rates increase income is at risk to decrease (assuming no change in the size or composition of the balance sheet).

Potential Impact of Rising Rates on Net Income

Basis Point Increase	As of 9/30/09	As of 9/30/08
	(in thousands)
100	(13,398)	(12,915)
200	(26,795)	(25,830)
300	(40,193)	(38,745)

The analysis presented assumes zero balance sheet growth and constant percentage composition of assets and liabilities. Actual results will differ from the assumptions used in this model, as Management adjusts both the size and composition of the balance sheet to respond to changing interest rates.

As of September 30, 2009 and 2008, the Company was in compliance with all of its interest rate risk guidelines.

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

At September 30, 2009, Washington Federal Savings was authorized under the current regulations to have a maximum investment of $251.6 million in its service corporations, exclusive of the additional 1% of investment assets permitted for inner-city or community development purposes but inclusive of the ability to make loans to its subsidiaries. On September 30, 2009, Washington Federal Savings’ investment in, and unsecured loans to, its wholly owned service corporations amounted to $57.3 million.

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

Statewide Mortgage Services, Inc., a wholly owned subsidiary of Washington Federal Savings, is incorporated under the laws of the state of Washington for the purpose holding and marketing real estate held for sale (REHI). As of September 30, 2009, Statewide Mortgage Services held $56,758,000 of REHI.

First Mutual Sales Finance, Inc., a wholly owned subsidiary of Washington Federal Savings, is incorporated under the laws of the state of Delaware for the purpose of originating and servicing consumer loans.

A savings institution is required to deduct the amount of the investment in, and extensions of credit to, a subsidiary engaged in any activities not permissible for national banks. Because the acquisition and development of real estate is not a permissible activity for national banks, the investments in, and loans to, the subsidiary of the institution which is engaged in such activities are subject to exclusion from the capital calculation. See “Regulation – Washington Federal Savings – Regulatory Capital Requirements” below.

Employees

As of September 30, 2009, the Company had approximately 1,105 employees, including the full-time equivalent of 47 part-time employees and its service corporation employees. None of these employees are represented by a collective bargaining agreement, and the Company has enjoyed harmonious relations with its personnel.

Regulation

Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company and Washington Federal Savings. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Certain federal banking laws have been recently amended. See “Regulation – The Company – Financial Modernization” below.

The Company

General. The Company is registered as a savings and loan holding company under the HOLA and is subject to OTS regulation, examination, supervision and reporting requirements.

Activities Restrictions. Under current federal law, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under Section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies, and those formed pursuant to an application filed with the OTS before May 4, 1999, may engage in any activity, including non-financial or commercial activities, provided such companies control only one savings and loan association that meets the Qualified Thrift Lender (“QTL”) test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted. The Company has grandfathered unitary thrift holding company status.

There are generally no restrictions on the activities of a grandfathered savings and loan holding company that holds only one subsidiary savings institution; however, if the savings institution subsidiary of such a holding company fails to meet a QTL test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company. See “Washington Federal Savings – Qualified Thrift Lender Test” below.

If the Company were to acquire control of another savings institution, other than through a merger or other business combination with Washington Federal Savings, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to regulatory authority to approve emergency thrift acquisitions, and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Washington Federal Savings or other subsidiary savings institutions) would thereafter be subject to further restrictions. After becoming a multiple savings and loan holding company, or subsidiary thereof, that is not a savings institution may commence or continue a business activity, without prior notice to and with no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) performing activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

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

Control of Company or Bank. Under the HOLA and the Change in Bank Control Act, individuals, corporations or other entities acquiring Company equity interests may, alone or together with other investors, be deemed to control a savings and loan holding company or savings institution. If deemed to control the holding company or institution , such person or group will be required to obtain OTS approval to acquire ownership interests in the company or institution and could be subject to certain ongoing reporting procedures and restrictions under federal laws and regulations as a control person or savings and loan holding company. Ownership of more than 10% of the voting equity or 25% or more of the total equity of a savings and loan holding company or savings institution may be deemed to constitute “control,” subject to rebuttal of that control presumption. Rebuttable control may also be found if certain other facts and indicia of control are present. Individuals, corporations or other entities deemed in rebuttable control may rebut such presumption with the OTS by entering into a rebuttal of control agreement, which places restrictions on the ability for such an individual, corporation or other entity to exercise any influence or control over the savings and loan holding company or savings institution.

Washington Federal Savings

General. Washington Federal Savings is a federally-chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States government. Accordingly, Washington Federal Savings is subject to broad federal regulation and oversight by the OTS and the FDIC extending to all aspects of its operations. Washington Federal Savings is a member of the FHLB of Seattle and is subject to certain limited regulations by the Board of Governors of the Federal Reserve System. Washington Federal Savings is a member of the FDIC and its deposits are insured up to applicable limits by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Washington Federal Savings.

Federal Savings Institution Regulations. The OTS has extensive authority over the operations of savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. Such regulation and supervision is primarily intended for the protection of depositors and the DIF.

The investment and lending authority of Washington Federal Savings is prescribed by federal laws and regulations, and Washington Federal Savings is prohibited from engaging in any activities not permitted by such laws and regulations. In particular, many types of lending authority for federal savings associations, such as non-residential mortgage loans, are limited to a specified percentage of the institution’s capital or assets. Separate from the qualified thrift lender test, the law limits a savings institution to a maximum of 20% of its total assets in commercial loans not secured by real estate; however, only 10% can be commercial loans not secured by real estate (defined as loans in excess of $2 million), with another 10% of assets permissible in small business loans, as defined by the Small Business Administration Act. Commercial loans secured by real estate may not be held in an amount exceeding four times an institution’s total risk-based capital. An institution can also hold commercial leases, in addition to the above items, up to 10% of its assets. Commercial paper, corporate bonds, and consumer loans taken together cannot exceed 35% of an institution’s assets. For this purpose, however, residential mortgage loans and credit card loans are not considered consumer loans, and are both unlimited in amount. The foregoing limitations are established by statute, and cannot be waived by the OTS.

Interstate Branching. As a federal savings association, Washington Federal Savings, subject to OTS oversight and approval, is permitted by Section 5(r) of HOLA to establish branches in any State or the District of Columbia without regard to State interstate branching laws, provided that it remains in compliance with the QTL Test or a similar test under the U.S. Internal Revenue Code on a state-by-state basis.

Insurance of Deposit Accounts. Under current law, the maximum amount of federal deposit insurance coverage has been temporarily increased from $100,000 to $250,000 per depositor, per institution. The basic deposit insurance limit may return to $100,000 after December 31, 2013 if not extended by Congress. Due to the significant number of bank failures and the current balance of the DIF, the Company anticipates continued increases in its FDIC premiums going forward.

Because the Company and Washington Federal Savings have enrolled in the FDIC’s Transaction Account Guarantee Program for non-interest bearing deposit accounts, FDIC insurance coverage of these deposits is unlimited until June 30, 2010.

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

The FDIC Board of Directors has established a reserve ratio target percentage of 1.25%. This means that their “target” balance for the reserves is 1.25% of estimated insured deposits. Due to recent bank failures, the reserve ratio is currently significantly below its target balance. On February 27, 2009, the FDIC adopted a Final Rule on Assessments, under which the quarterly initial base assessment rates increased substantially beginning in the second quarter of 2009. The FDIC then adopted a Final Rule on Special Assessment on May 22, 2009, which imposed a 5 basis point special assessment on each institution’s assets minus Tier 1 capital as reported on the report of condition as of June 30, 2009 but capped the special assessment at 10 basis points times the institution’s assessment base for the second quarter 2009 risk-based assessment. On

September 29, 2009, the FDIC Board of Directors adopted a notice of proposed rulemaking that would require insured depository institutions to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, along with their quarterly risk-based assessment for the third quarter of 2009. Given the continued decline in the Deposit Insurance Fund balance, the Company anticipates that the FDIC will impose additional special emergency assessments in the future that will impact the Bank’s capital levels and earnings. Washington Federal Savings may be able to pass part or all of this cost on to its customers, including in the form of lower interest rates on deposits, or fees to some depositors, depending on market conditions.

In addition, all insured institutions are required to pay assessments to the FDIC at an annual Financing Corporation rate (as of the fourth quarter of 2009, 0.0102% of insured deposits) to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

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

For information regarding Washington Federal Savings’ compliance with each of these three capital requirements at September 30, 2009, see Note M to the Consolidated Financial Statements included in Item 8 hereof.

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

Prompt Corrective Action. Under federal law, each federal banking agency has implemented a system of prompt corrective action for institutions that it regulates. Under OTS regulations, an institution shall be deemed to be: (i) well capitalized if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if it has a total risk-based capital ratio of

8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well capitalized; (iii) undercapitalized if it has total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) significantly undercapitalized if it has total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OTS to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. (The FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 2009, Washington Federal Savings exceeded the requirements of a well capitalized institution.

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

At September 30, 2009, Washington Federal Savings was in compliance with the QTL test set forth in the HOLA.

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

In addition, the Federal Deposit Insurance Act provides that an insured depository institution, such as Washington Federal Savings, may not make any capital distribution, if after making such distribution the institution would be undercapitalized. Additionally, because the Company had participated in the Capital Purchase Program(“CPP”) of the United States Department of the Treasury (“Treasury”), it was subject to restrictions on common stock dividend payments until it exited the CPP. Effective May 27, 2009, the Company fully redeemed the Preferred Stock that it had issued to the Treasury pursuant to the CPP, thereby exiting the CPP and terminating the associated dividend restrictions.

Federal Home Loan Bank System. Washington Federal Savings is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that provide funding to their members for making home mortgage loans, as well as for affordable housing and community development lending. Each FHLB serves members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 2009, the Company’s advances from the FHLB amounted to $2.1 billion.

As a member, the Company is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to 3.50% of FHLB advances outstanding and .75% of mortgage loans and pass-through securities. At September 30, 2009, the Company had $144.5 million in FHLB Seattle stock, which was in compliance with this requirement.

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

USA Patriot Act of 2001. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial scope of United States jurisdiction. The United States Treasury Department has issued a number of regulations under the Patriot Act which apply to financial institutions such as Washington Federal Savings. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply satisfactorily with all relevant Patriot Act requirements, could have serious legal and reputational consequences for the institution.

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

We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment will have an adverse effect on our borrowers and their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on us. A further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with these events:

•

Economic conditions that negatively affect housing prices and demand, the job market and the demand for other goods and services have resulted, and may continue to cause the credit quality of the Company’s loan portfolios to deteriorate, and such deterioration in credit quality has had, and could continue to have, a negative impact on the Company’s business.

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

•	As these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition.

The effects of the current economic recession have been particularly severe in our primary market areas.

Substantially all of our loans are to individuals, businesses and real estate developers in the Pacific Northwest, Arizona, Utah and Nevada and our business depends significantly on general economic conditions in these market areas. The Pacific Northwest has one of the nation’s highest unemployment rates and major employers in Oregon and Washington have recently implemented substantial employee layoffs or scaled back growth plans. Severe declines in housing prices and property values have been particularly acute in our primary market areas. A further deterioration in economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences, any of which could have a material adverse effect on our business:

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for our products and services may decline;

•

Collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans; and

•	Investments in mortgage-backed securities may decline in value as a result of performance of the underlying loans or the diminution of the value of the underlying real estate collateral.

The Company’s business is subject to interest rate risk and changes in market interest rates may negatively affect its results of operations and financial condition. Management is unable to predict fluctuations of market interest rates, which are affected by many factors, including:

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of single-family residential loans) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits).

The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”), and market interest rates.

The cost of our deposits is largely based on short-term interest rates, the level of which is driven by the FOMC. However, the yields generated by our loans and securities are typically driven by long term (30-year) interest rates, which are set by the market and generally vary from day to day. The level of net interest income is therefore influenced by movements in such interest rates, the pace at which such movements occur, and the volume and mix of our interest-bearing assets and liabilities. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in our earnings. Our net interest income and earnings would be similarly impacted were the interest rates on our interest-earning assets to decline more quickly than the interest rates on our interest-bearing liabilities.

In addition, such changes in interest rates could affect our ability to originate loans and attract and retain deposits; the fair values of our securities and other financial assets; the fair values of our liabilities; and the average lives of our loan and securities portfolios.

Decreases in interest rates could lead to increased loan refinancing activity which, in turn, would alter the balance of our interest-earning assets and impact net interest income.

We are unable to predict fluctuations of market interest rates, which are affected by many factors, including:

•	Inflation;

•	Recession;

•	Unemployment;

•	Monetary policy;

•	Domestic and international disorder and instability in domestic and foreign financial markets; and

•	Investor and consumer demand.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time frame if it will mature or reprice within that period of time. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets estimated to mature or reprice within a specific time frame and the amount of interest-bearing liabilities estimated to mature or reprice within that same period of time. In a rising interest rate environment, an institution with a negative gap would generally be expected, absent the effects of other factors, to experience a greater increase in the cost of its interest-bearing liabilities than it would in the yield on its interest-earning assets, thus producing a decline in its net interest income. Conversely, in a declining rate environment, an institution with a negative gap would generally be expected to experience a lesser reduction in the yield on its interest-earning assets than it would in the cost of its interest-bearing liabilities, thus producing an increase in its net interest income. At September 30, 2009, the Company had a negative one-year gap of 32.9%, as compared to a negative one-year gap of 33.8% at September 30, 2008.

Unlike some lenders, we have chosen not to hedge our exposure to interest rates through the use of derivatives or other methods. Moreover, from time to time our risk position is not balanced, which may expose us to interest rate risk with movements in market rates to a degree not experienced by other financial institutions. We have implemented asset and liability management policies that seek to manage this risk, but those policies may not be successful.

The Company relies, in part, on external financing to fund its operations and the unavailability of such funds in the future could adversely impact its growth and prospects.

The Company relies on deposits (primarily certificates of deposit), advances from the Federal Home Loan Bank of Seattle and other borrowings to fund its operations. Management has historically been able to replace maturing deposits if desired; however the Company may not be able to replace such funds at any given point in time if its financial condition or market conditions were to change or the cost of doing so might adversely affect our financial condition or results of operations.

Although the Company considers its sources of funds adequate for its liquidity needs, it may seek additional debt in the future to achieve its long-term business objectives. Such borrowings, if sought, may not be available to the Company or, if available, may not be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, the Company’s growth and future prospects could be adversely affected.

The Company’s ability to pay dividends is subject to regulatory limitations and other limitations which may affect its ability to pay dividends to its shareholders. Washington Federal is a separate legal entity from its subsidiary, Washington Federal Savings, and does not have significant operations of its own. The availability of dividends from Washington Federal Savings is limited by various statutes and regulations. It is possible, depending upon the financial condition of Washington Federal Savings and other factors, that the OTS, Washington Federal Savings’ primary regulator, could assert that payment of dividends or other payments may result in an unsafe or unsound practice. If Washington Federal Savings is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from Washington Federal Savings could adversely affect the Company’s financial condition, results of operations and prospects.

The market price for our common stock may be volatile.

The market price of our common stock could fluctuate substantially in the future in response to a number of factors, including those discussed below. The market price of our common stock has in the past fluctuated significantly and is likely to continue to fluctuate significantly. Some of the factors that may cause the price of our common stock to fluctuate include:

•	variations in our and our competitors’ operating results;

•	changes in securities analysts’ estimates of our future performance and the future performance of our competitors;

•	announcements by us or our competitors of mergers, acquisitions and strategic partnerships;

•	additions or departure of key personnel;

•	events affecting other companies that the market deems comparable to us;

•	general conditions in the financial markets and real estate markets;

•	general conditions in the United States;

•	the presence or absence of short selling of our common stock; and

•	future sales of our common stock or debt securities.

The stock markets in general have experienced substantial price and trading fluctuations. These fluctuations have resulted in volatility in the market prices of securities that often has been unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the trading price of our common stock.

Persons holding our common stock could have the voting power of their shares of common stock on all matters significantly reduced under Washington’s anti-takeover statutes, if the person holds in excess of 10% of the voting power in the election of directors.

We are incorporated in the state of Washington and subject to Washington state law. Some provisions of Washington state law could interfere with or restrict takeover bids or other change-in-control events affecting us. For example, Chapter 23B.19 of the Washington Business Corporation Act, with limited exceptions, prohibits a “target corporation” from engaging in specified “significant business transactions” for a period of five years after the share acquisition by an acquiring person, unless:

•

the prohibited transaction or the acquiring person’s purchase of shares was approved by a majority of the members of the target corporation’s board of directors prior to the acquiring person’s share acquisition; or

•

the prohibited transaction was both approved by the majority of the members of the target corporation’s board and authorized at a shareholder meeting by at least two-thirds of the outstanding voting shares (excluding the acquiring person’s shares) at or subsequent to the acquiring person’s share acquisition.

An acquiring person is defined as a person or group of persons that beneficially own 10% or more of the voting securities of the target corporation. Such prohibited transactions include, among other things:

•	certain mergers, or consolidations with, disposition of assets to, or issuances of stock to or redemption of stock from, the acquiring person;

•	termination of 5% or more of the employees of the target corporation as a result of the acquiring person’s acquisition of 10% or more of the shares;

•	allowing the acquiring person to receive any disproportionate benefit as a shareholder; and

•	liquidating or dissolving the target corporation.

After the five-year period, certain “significant business transactions” are only permitted, if they comply with certain “fair price” provisions of the statute or are approved by a majority of the outstanding shares other than those of which the acquiring person has beneficial ownership. As a Washington corporation, we are not permitted to “opt out” of this statute.

The Company may need to continue to increase its allowance for loan losses in material amounts. We have also experienced and may continue to experience increases in net charge-offs.

Our customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. While we maintain an allowance for loan losses to provide for loan defaults and non-performance, losses may exceed the value of the collateral securing the loans and the allowance may not fully cover any excess loss.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Our allowance for loan losses is based on these judgments, as well as historical loss experience and an evaluation of the other risks associated with our loan portfolio, including but not limited to, the size and composition of the loan portfolio, current economic conditions and geographic concentrations within the portfolio. Federal regulatory agencies, as part of their examination process, review our loans and allowance for loan losses. If our assumptions or judgments used to determine the allowance prove to be incorrect, if the value of the collateral securing the loans decreases substantially or if our regulators disagree with our judgments, we may need to increase the allowance in amounts that exceed our expectations. Material additions to the allowance would adversely affect our results of operations and financial condition.

We recorded a $193million provision for loan losses during the year ended September 30, 2009, compared to a $60.5million provision for the year ended September 30, 2008. Our non-performing assets amounted to $557million or 4.43% of total assets at September 30, 2009, compared to $164million or 1.39% of total assets one year ago. We had net charge-offs of $111million for the year ended September 30, 2009 compared with $15million of net charge-offs for the year ended September 30, 2008.

This significant increase in the provision for loan losses is in response to three primary factors: first, the overall deterioration in the housing market in general in our eight western state territory; second, the significant increase in the combined balance of non-performing assets in our land acquisition and development and speculative construction portfolios; and finally, the material increase in net charge-offs for the year. We expect our loan loss provision to remain at elevated levels until non-performing assets and charge-offs improve.

The Company’s business is subject to various lending and other economic risks that could adversely impact its operating results and financial condition. Further deterioration in economic conditions, particularly in the Pacific Northwest, could hurt our business. The Company’s business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond its control. Investments in U.S. government sponsored entities, such as Fannie Mae and Freddie Mac, declined significantly in value, after the U.S Government placed both companies into conservatorship in September 2008. A deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on the Company’s business:

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

A downturn in the real estate market has hurt the Company’s business. Actions by other lenders or bank regulators could further depress the value of our real estate holdings. The Company’s business activities and credit exposure are concentrated in real estate lending. During fiscal 2009, the market for residential housing has experienced dramatic declines, with falling home prices and increasing foreclosures. The Company significantly increased its provision for loan losses in fiscal 2009. A downturn in the real estate market hurts the Company’s business because the vast majority of its loans are secured by real estate. If the significant decline in market values continues, the collateral for the Company’s loans will provide increasingly less security. As a result, the Company’s ability to recover the principal amount due on defaulted loans by selling the underlying real estate will be diminished, and the Company will be more likely to suffer losses on defaulted loans.

In fiscal year 2009, we increased the amount of real estate we own as a result of foreclosures relating to non-performing loans. We believe that it may prove less expensive to hold land or finished lots on which we foreclose until market conditions improve, rather than sell at current market prices. If other lenders or borrowers liquidate significant amounts of real estate in a rapid or disorderly fashion or if the FDIC elects to dispose of significant amounts of real estate from failed financial institutions in a similar fashion, it could have an adverse effect on the values of the properties we own. In such case, we may incur further write-downs and charge-offs, which could, in turn, adversely affect our results of operations and financial condition

The Company may suffer losses in its loan portfolio despite its underwriting practices. The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. These practices often include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections; valuation of collateral; obtaining personal guarantees of loans to businesses; and verification of liquid assets. If the underwriting process fails to capture accurate information or proves to be inadequate, we may incur losses on loans that meet our underwriting criteria, and those losses may exceed the amounts set aside as reserves in the allowance for loan losses.

The Company operates in a highly regulated industry, which limits the manner and scope of our business activities. The Company is subjected to extensive supervision, regulation and examination by the Office of Thrift Supervision and by the FDIC. As a result and due to restrictions on our activities as a result of the thrift charter, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the deposit insurance funds and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Under this structure the OTS and the FDIC have broad discretion to impose restrictions and limitations on our operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations.

Failure to comply with applicable laws and regulations also could result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements and cease and desist orders. In addition, the OTS and the FDIC have specific authority to take “prompt corrective action,” depending on our capital level. Currently, we are considered “well-capitalized” for prompt corrective action purposes. If we were to drop to the “adequately capitalized” level, the OTS could restrict our ability to take brokered deposits. If we were to fall to the lower capital levels – “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized” – we would be required to raise additional capital and also would be subject to progressively more severe restrictions on our operations, management and capital distributions; replacement of senior executive officers and directors; and, if we became “critically undercapitalized,” to the appointment of a conservator or receiver.

We expect to face increased regulation and supervision of our industry as a result of the current financial crisis, and there will be additional requirements and conditions imposed on us to the extent that we participate in any of the programs established or to be established by the Treasury under the Emergency Economic Stabilization Act of 2008 (the “EESA”) or by the federal bank regulatory agencies. Such additional regulation and supervision may increase our costs and limit our ability to pursue business opportunities.

Recent legislative and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect the Company’s business and require us to raise additional capital.

In addition to the U.S. Treasury’s Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”) announced in the fall of 2008, the U.S. Treasury and the FDIC have taken further steps to support and regulate the financial services industry, that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insurance on bank deposits. Also, the U.S. Congress, through the EESA and the American Recovery and Reinvestment Act of 2009, have imposed a number of restrictions and limitations on the operations of financial services firms participating in the federal programs. These programs subject us and other financial institutions who participate in them to

(1) additional restrictions, oversight, reporting obligations and costs; and (2) compensation restrictions that limit our ability to attract and retain executives, each of which could have an adverse impact on our business, financial condition, results of operations or the price of our common stock. In addition, new proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices, including aspects such as compensation, interest rates, new and inconsistent consumer protection regulations and mortgage regulation, among others. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof. Compliance with such current and potential regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner.

The Company faces strong competition from other financial institutions, offering services similar to those offered by us. Many competitors offer the types of loans and deposit services that the Company offers. These competitors include other savings associations, community banks, credit unions and other financial intermediaries. In particular, the Company’s competitors include national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Increased competition within the Company’s market area may result in reduced loan originations and deposits. Ultimately, the Company may not be able to compete as successfully against current and future competitors.

Difficulties in integrating the operations of acquired companies with Washington FederalSavings’ own operations may prevent it from achieving the expected benefits from its acquisitions. Washington Federal Savings has historically expanded its business through mergers with competitors and acquisitions of particular thrift assets. We intend to continue to consider additional growth opportunities, including purchases of failed thrifts and banks or their assets from the FDIC. We may not be able to fully realize the strategic and operating efficiencies in an acquisition. Inherent uncertainties exist in the operations of an acquired entity. Although the Company seeks merger or acquisition partners that are culturally similar and have experienced management, it is possible that Washington Federal may lose customers or key personnel of acquired entities as a result of an acquisition. In addition, the market conditions where Washington Federal and its potential acquisition targets operate are highly competitive. These factors could contribute to Washington Federal not achieving the expected benefits from its acquisitions within desired time frames, if at all.

Failure to successfully implement a new core operating system may adversely affect Washington Federal Savings’ business operations. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies and provide improved security in our operations. In order to meet these needs, Washington Federal Savings’ is in the process of implementing substantial changes to its core operating system. We may not be able to successfully implement the new core operating system in an effective manner or integrate the system with the operations of recently acquired institutions. In addition, we may incur significant increases in costs and encounter extensive delays in the implementation and rollout of our new operating system. Failure to effectively implement our new operating system may adversely affect Washington Federal Savings’ operations as well as customer perceptions.

Increases in FDIC insurance premiums may cause our earnings to decrease.

The Emergency Economic Stabilization Act of 2008 temporarily increased the limit on FDIC coverage to $250,000 for all accounts through December 31, 2013. We have also enrolled in the Temporary Liquidity Guarantee Program for noninterest-bearing transaction deposit accounts. In addition, in May 2009, the Board of Directors of the FDIC approved a further increase in deposit insurance premiums, including a one-time special assessment on deposits as of June 30, 2009 and allows the FDIC to impose additional special assessments on the expanded assessment base for the third and fourth quarters of calendar year 2009. In addition, the substantial number of bank failures as a result of the current financial crisis has led to a rapid depletion of the FDIC’s insurance fund. We anticipate that the premiums assessed by the FDIC to increase meaningfully in the near future. These actions will significantly increase our noninterest expense in our fiscal year 2010 and in future years as long as the increased premiums remain in place.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of any additional shares of common or of preferred stock or convertible securities or the exercise of such securities could be substantially dilutive to stockholders of our common stock. For instance, exercise of the warrant issued to the U.S. Treasury in connection with our participation in the Capital Purchase Program would dilute the value of our common shares. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company owns the building in which its principal executive offices are located in Seattle, Washington. The following table sets forth certain information concerning the Company’s offices:

Location	Number of Offices	Building		Net Book Value at September 30, 2009 (2)
		Owned	Leased (1)
	(In thousands)
Washington	54	41	13	$84,533
Idaho	16	16	—	6,107
Oregon	28	18	10	8,368
Utah	10	6	4	2,691
Arizona	21	15	6	15,029
Texas	6	3	3	4,266
New Mexico	11	9	2	10,897
Nevada	4	1	3	1,586

Total	150	109	41	$133,477

(1)	The leases have varying terms expiring from 2009 through 2070, including renewal options.
(2)	Amount represents the net book value of all land, property and equipment owned by the Company and the book value of leasehold improvements, where applicable.

Washington Federal evaluates on a continuing basis the suitability and adequacy of its offices, both branches and administrative centers, and has opened, relocated, remodeled or closed them as necessary to maintain efficient and attractive premises.

Washington Federal’s net investment in premises, equipment and leaseholds was $133.5 million at September 30, 2009.

Item 3.	Legal Proceedings

The Company is involved in legal proceedings occurring in the ordinary course of business that in the aggregate are believed by management to be immaterial to the financial statements of the Company. The effects of legal proceedings did not have a material impact on the statements of operations for any of the three years ended September 30, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required herein is incorporated by reference from page 41 of the Company’s Annual Report to Stockholders for 2009 (“Annual Report”), which is included herein as Exhibit 13.

The Company’s stock repurchase program was publicly announced by the board of directors on February 3, 1995 and has no expiration date. Under this program, a total of 21,956,264 shares of the Company’s common stock have been authorized for repurchase. There were no repurchases of the Company’s common stock made by or on behalf of the Company during the three months or year ended September 30, 2009.

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

The financial statements and supplementary data required herein are incorporated by reference from pages 13 through 37 of the Annual Report.

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

The information required herein is incorporated by reference to the Proxy Statement which is expected to be dated December 11, 2009, for the Company’s annual meeting of stockholders to be held on January 20, 2010 (“Proxy Statement”).

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

The information required herein is incorporated by reference the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required herein is incorporated by reference to the Proxy Statement.

The information required in this item 12 regarding equity compensation plans is incorporated by reference to Note L on pages 30 through 32 of the Annual Report.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required herein is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are incorporated herein by reference from pages 13 through 37 of the Annual Report.

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of September 30, 2009 and 2008

Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2009

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended September 30, 2009

Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2009

Notes to Consolidated Financial Statements

(a)(2) There are no financial statement schedules filed herewith.

(a)(3) The following exhibits are filed as part of this report, and this list includes the Exhibit Index:

No.	Exhibit	Page/ Footnote

3.1	Restated Articles of Incorporation of the Company	(1)

3.1.1	Articles of Amendment to the Restated Articles of Incorporation of the Company, dated June 7, 2005	(2)

3.1.2	Articles of Amendment to the Restated Articles of Incorporation of the Company, dated November 10, 2008	(3)

3.2	Bylaws of the Company	(1)

4	The Company has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Annual Report on Form 10-K. The Company agrees to furnish copies to the SEC upon request.	(1)

10.1	1982 Employee Stock Compensation Program*	(4)

10.2	1987 Stock Option and Stock Appreciation Rights Plan*	(4)

10.3	1994 Stock Option and Stock Appreciation Rights Plan*	(4)

10.4	2001 Long-Term Incentive Plan*	(5)

10.5	Form of award agreement for restricted stock for 2001 Long Term Incentive Plan *	(6)

10.6	Form of award agreement for stock options for all plans*	(6)

13	Annual Report to Stockholders

21	Subsidiaries of the Company - Reference is made to Item 1, “Business - Subsidiaries” for the required information

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002

*	Management contract or compensation plan
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3ASR filed with the SEC on September 14, 2009.
(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on November 22, 2006.
(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on November 17, 2008.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form 8-B filed with the SEC on January 26, 1995.
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 23, 2002.
(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on November 8, 2005.
(c)	See (a)(3) above for all exhibits filed herewith and the Exhibit Index.
(d)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON FEDERAL, INC.

October 30, 2009	By:	/s/ ROY M. WHITEHEAD
Roy M. Whitehead, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ ROY M. WHITEHEAD	October 30, 2009
Roy M. Whitehead, Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ BRENT J. BEARDALL	October 30, 2009
Brent J. Beardall, CPA Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ JOHN F. CLEARMAN	October 30, 2009
John F. Clearman, Director

/S/ DEREK L. CHINN	October 30, 2009
Derek L. Chinn, Director

/s/ JAMES J. DOUD, JR.	October 30, 2009
James J. Doud, Jr., Director

/s/ H. DENNIS HALVORSON	October 30, 2009
H. Dennis Halvorson, Director

/s/ ANNA C. JOHNSON	October 30, 2009
Anna C. Johnson, Director

/s/ THOMAS J. KELLEY Thomas J. Kelley, Director	October 30, 2009

/s/ THOMAS F. KENNEY	October 30, 2009
Thomas F. Kenney, Director

/s/ CHARLES R. RICHMOND	October 30, 2009
Charles R. Richmond, Director

/s/ BARBARA L. SMITH	October 30, 2009
Barbara L. Smith, Director