Form 10-Q
period 2009-12-31
WASHINGTON FEDERAL INC
filed 2010-01-27
CIK 936528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at January 25, 2010
Common stock, $1.00 par value	112,446,911

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	December 31, 2009	September 30, 2009
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$936,833	$498,388
Available-for-sale securities, including encumbered securities of $918,499 and $860,655, at fair value	1,920,165	2,201,083
Held-to-maturity securities, including encumbered securities of $76,488 and $80,717, at amortized cost	97,795	103,042
Loans receivable, net	8,855,533	8,983,430
Interest receivable	49,459	53,288
Premises and equipment, net	134,397	133,477
Real estate held for sale	183,508	176,863
FHLB stock	144,495	144,495
Intangible assets, net	256,069	256,797
Other assets	84,212	31,612

	$12,662,466	$12,582,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Savings and demand accounts	$7,921,117	$7,786,467
Repurchase agreements with customers	50,137	55,843

	7,971,254	7,842,310
FHLB advances	2,074,507	2,078,930
Other borrowings	800,000	800,600
Advance payments by borrowers for taxes and insurance	15,075	38,376
Federal and state income taxes	13,384	18,075
Accrued expenses and other liabilities	54,496	58,699

	10,928,716	10,836,990

Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized;
129,512,273 and 129,320,072 shares issued;
112,439,949 and 112,247,748 shares outstanding	129,512	129,320
Paid-in capital	1,576,352	1,574,555
Accumulated other comprehensive income, net of taxes	38,386	54,431
Treasury stock, at cost; 17,072,324 shares	(208,985)	(208,985)
Retained earnings	198,485	196,164

	1,733,750	1,745,485

	$12,662,466	$12,582,475

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended December 31,
	2009	2008
	(In thousands, except per share data)
INTEREST INCOME
Loans	$137,451	$152,319
Mortgage-backed securities	27,281	25,312
Investment securities and cash equivalents	938	908

	165,670	178,539
INTEREST EXPENSE
Customer accounts	36,485	55,908
FHLB advances and other borrowings	31,420	32,618

	67,905	88,526

Net interest income	97,765	90,013
Provision for loan losses	69,750	35,000

Net interest income after provision for loan losses	28,015	55,013

OTHER INCOME
Gain on sale of investments	20,428	—
Other	3,809	4,175

	24,237	4,175

OTHER EXPENSE
Compensation and fringe benefits	13,637	14,805
Occupancy	3,249	3,174
FDIC insurance	3,564	279
Other	6,525	6,329

	26,975	24,587
Gain (loss) on real estate acquired through foreclosure, net	(12,720)	(1,239)

Income before income taxes	12,557	33,362
Income taxes	4,646	11,844

NET INCOME	7,911	21,518

Preferred dividends accrued	—	1,349

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$7,911	$20,169

PER SHARE DATA
Basic earnings	$0.07	$0.23
Diluted earnings	.07	.23
Cash dividends	.05	.05
Basic weighted average number of shares outstanding	112,353,941	87,966,308
Diluted weighted average number of shares outstanding, including dilutive stock options	112,583,127	88,028,272

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended
	December 31, 2009	December 31, 2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,911	$20,169
Adjustments to reconcile net income to net cash provided by operating activities
Amortization (accretion) of fees, discounts, premiums and intangible assets, net	3,099	621
Depreciation	1,350	1,275
Stock option compensation expense	300	300
Provision for loan losses	69,750	35,000
Loss (gain) on investment securities and real estate held for sale, net	(7,708)	1,055
Decrease (increase) in accrued interest receivable	3,829	(3,068)
Increase in income taxes payable	4,632	11,855
FHLB stock dividends	—	(11)
Decrease (increase) in other assets	(52,600)	3,305
Decrease in accrued expenses and other liabilities	(4,203)	(11,251)

Net cash provided by operating activities	26,360	59,250
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated
Single-family residential loans	(181,228)	(218,519)
Construction loans - speculative	(21,524)	(28,573)
Construction loans - custom	(72,525)	(64,752)
Land - acquisition & development	(16,395)	(12,693)
Land - consumer lot loans	(3,359)	(3,790)
Multi-family loans	(18,840)	(27,287)
Commercial real estate	(11,815)	(50,607)
Commercial & industrial	(55,433)	(60,229)
HELOC	(17,381)	(24,715)
Consumer	(567)	(12,765)

	(399,067)	(503,930)
Loan principal repayments	453,184	353,585
Other changes in loans, net	(62,418)	(56,775)
FHLB stock redemption	—	394
Available-for-sale securities purchased	(237,080)	(489,454)
Principal payments and maturities of available-for-sale securities	195,273	36,596
Available-for-sale securities sold	315,836	—
Principal payments and maturities of held-to-maturity securities	5,285	2,824
Proceeds from sales of real estate held for sale	47,002	13,058
Premises and equipment purchased	(2,270)	(2,475)

Net cash provided (used) by investing activities	315,745	(646,177)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts	128,944	115,204
Net increase (decrease) in borrowings	(5,023)	367,718
Proceeds from exercise of common stock options	1,310	17
Dividends paid	(5,590)	(4,553)
Proceeds from issuance of preferred stock and related warrants	—	200,000
Decrease in advance payments by borrowers for taxes and insurance	(23,301)	(21,014)

Net cash provided by financing activities	96,340	657,372
Increase in cash and cash equivalents	438,445	70,445
Cash and cash equivalents at beginning of period	498,388	82,600

Cash and cash equivalents at end of period	$936,833	$153,045

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$66,367	$38,938
Cash paid during the period for
Interest	68,872	95,393
Income taxes	14,150	275

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2009 AND 2008

(UNAUDITED)

NOTE A – Basis of Presentation

The consolidated unaudited interim financial statements included in this report have been prepared by Washington Federal, Inc. (“Company”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The September 30, 2009 Consolidated Statement of Financial Condition was derived from audited financial statements.

The information included in this Form 10-Q should be read in conjunction with Company’s 2009 Annual Report on Form 10-K (“2009 Form 10-K”) as filed with the SEC. Interim results are not necessarily indicative of results for a full year.

References to Net Income in this document refer to Net Income Available to Common Shareholders.

Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through January 27, 2010, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission.

NOTE B – Subsequent Event

Effective January 8, 2010, Washington Federal Savings & Loan Association, a federally-chartered savings and loan association (the “Bank”) and wholly-owned subsidiary of the Company, acquired certain assets and liabilities, including most of the loans and deposits, of Horizon Bank, headquartered in Bellingham, Washington (“Horizon”) from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Horizon (the “Acquisition”). As of September 30, 2009, Horizon reported total assets of $1.3 billion and total deposits of $1.2 billion. All branches of Horizon have reopened as offices of the Bank.

Horizon operated through eighteen full-service offices, four commercial loan centers and four real estate loan centers in Washington with approximately 225 employees. Total assets purchased by the Bank amounted to approximately $1.141 billion, including an estimated $971 million in loans and $32 million in foreclosed real estate, and total liabilities assumed were approximately $1.005 billion, including an estimated $874 million in deposits. Pursuant to the Agreement, the Bank received a discount of approximately $177 million on the assets and paid a 0% deposit premium. Following the acquisition, the Company received a cash payment from the FDIC for $41 million.

The loans and foreclosed real estate purchased are covered by two loss share agreements between the FDIC and the Bank (one for single family loans and the other for all other loans and foreclosed real estate), which affords the Bank significant loss protection. Under the loss share agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $536 million and 95% of losses in excess of that amount. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries. The losses reimbursable by the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the loss share agreements.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2009 AND 2008

(UNAUDITED)

The assets acquired and liabilities assumed will be subject to purchase accounting adjustments when recorded on the Bank’s financial statements.

NOTE C – Dividends

On January 15, 2010 the Company paid its 108th consecutive quarterly cash dividend on common stock. Dividends per share were $.05 for the quarters ended December 31, 2009 and 2008.

NOTE D – Comprehensive Income

The Company’s comprehensive income (loss) includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities. Total comprehensive (loss) income for the quarters ended December 31, 2009 and 2008 totaled $(8,134,000) and $52,973,000, respectively. The difference between the Company’s net income and total comprehensive loss for the quarter ended December 31, 2009 was $16,045,000, which equals the change in the net unrealized gain on available-for-sale securities of $25,368,000, less tax of $9,323,000. In addition, $3,124,000 of net unrealized loss on available-for-sale securities were included in comprehensive income for the quarter ended December 31, 2009, which included $12,921,000 of gain on sale of investments reclassified into earnings for the same period.

NOTE E – Allowance for Losses on Loans

The following table summarizes the activity in the allowance for loan losses for the periods ended December 31, 2009 and 2008:

	Quarter Ended December 31,
	2009	2008
	(In thousands)
Balance at beginning of period	$166,836	$85,058
Provision for loan losses	69,750	35,000
Charge-offs	(46,745)	(15,387)
Recoveries	708	164
Acquired reserves	—	—

Balance at end of period	$190,549	$104,835

In comparison to the process used for the period ending December 31, 2008, the Company enhanced its general reserve allowance calculation to be more reflective of the current economic environment. Changes included shortening the look-back period for determining historical loss factors (“HLF”) and modifying the methodology to give more weighting to risks by asset type rather than geographic exposure. In addition to utilizing the HLF to calculate the general reserve, the Company utilizes a qualitative risk factor (“QRF”), which is determined by loan type and allows management to augment reserve levels to reflect the current environment and portfolio performance trends.

By shortening the look-back period the Company has taken into account the current housing environment where home values have declined substantially from the housing peak of 2007. We monitor delinquency trends as well as regional economic conditions including employment and housing values when determining the QRF.

The Company recorded a $69,750,000 provision for loan losses during the quarter ended December 31, 2009, while a $35,000,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $553,285,000, or 4.37%, of total assets at December 31, 2009 compared to $305,066,000, or 2.44%, of total assets one year ago. The Company had net charge-offs of $46,037,000 for the quarter ended December 31, 2009 compared with 15,223,000 of net charge-offs for the same quarter one year ago. This

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2009 AND 2008

(UNAUDITED)

significant increase in the provision for loan losses is in response to three primary factors: first, the overall deterioration in the housing market in general in the Company’s eight western state territory, second, the significant increase in the combined balance of non-performing assets in the land A&D and speculative construction portfolios, and finally, the material increase in net charge-offs for the quarter. Management expects the provision to remain at elevated levels until non-performing assets and charge-offs improve. $75,152,000 of the allowance was calculated under the formulas contained in our methodology and the remaining $115,397,000 was made up of specific reserves on loans that were deemed to be impaired at December 31, 2009. For the period ending December 31, 2008, $58,802,000 of the allowance was calculated under the formulas contained in our methodology and the remaining $46,033,000 was made up of specific reserves on loans that were deemed to be impaired.

At December 31, 2009, the Company’s recorded investment in impaired loans was $588,829,000, of which $305,742,000 had specific reserves of $115,397,000. At September 30, 2009, the Company’s recorded investment in impaired loans was $531,817,000, of which $318,543,000 had specific reserves of $107,375,000.

NOTE F – Accounting Pronouncements Not Yet Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 860-10, Transfers and Servicing. This standard was issued to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and the transferor’s continuing involvement, if any, in transferred financial assets. ASC 860-10 is effective for interim and annual reporting periods that begin after November 15, 2009. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial position and results of operations.

In June 2009, the FASB issued ASC 810-10, Consolidation. This standard significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. ASC 810-10 is effective for interim and annual reporting periods that begin after November 15, 2009. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial position and results of operations.

NOTE G – Fair Value Measurements

U.S. GAAP defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

QUARTERS ENDED DECEMBER 31, 2009 AND 2008

(UNAUDITED)

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

The following table presents the balance of assets measured at fair value on a recurring basis at December 31, 2009:

	Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
Equity securities	$—	$515	$—	$515
Obligations of U.S. government	—	92,863	—	92,863
Obligations of states and political subdivisions	—	—	—	—
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	—	—	—
Mortgage-backed securities
Agency pass-through certificates	—	1,826,787	—	1,826,787
Other debt securities	—	—	—	—

Balance at end of period	$—	$1,920,165	$—	$1,920,165

Measured on a Nonrecurring Basis

Impaired Loans

From time to time, and on a nonrecurring basis, fair value adjustments to collateral dependent loans are recorded to reflect write-downs of principal balances based on the current appraised or estimated value of the collateral.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2009 AND 2008

(UNAUDITED)

REO

Real estate owned consists principally of properties acquired through foreclosure.

The following table presents the aggregated balance of assets measured at estimated fair value on a nonrecurring basis through the quarter ended December 31, 2009, and the total losses resulting from those fair value adjustments for the quarter ended December 31, 2009. The Company’s general estimate of selling costs for assets shown in the following table is 8%; as a result, the following estimated fair values are shown gross of the estimated selling costs:

	Through December 31, 2009				Quarter Ended December 31, 2009
	Level 1	Level 2	Level 3	Total	Total Losses
	(In thousands)
Impaired loans (1)	$—	$—	$171,387	$171,387	$35,217
REO (2)	—	—	47,965	47,965	16,835

Balance at end of period	$—	$—	$219,352	$219,352	$52,052

(1)	The loss represents remeasurements of collateral dependent loans.
(2)	The loss represents charge-offs on REO.

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2009.

Fair Values of Financial Instruments

U. S GAAP requires disclosure of fair value information about financial instruments, whether or not recognized on the statement of financial condition, for which it is practicable to estimate those values. Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value estimates presented do not reflect the underlying fair value of the Company. Although Management is not aware of any factors that would materially affect the estimated fair value amounts presented below, such amounts have not been comprehensively revalued for purposes of these financial statements since the dates shown, and therefore, estimates of fair value subsequent to those dates may differ significantly from the amounts presented below.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2009 AND 2008

(UNAUDITED)

	December 31, 2009		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$936,833	$936,833	$498,388	$498,388
Available-for-sale securities:
Equity securities	515	515	—	—
Obligations of U.S. government	92,863	92,863	13,824	13,824
Obligations of states and political subdivisions	—	—	—	—
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	—	—	—
Mortgage-backed securities
Agency pass-through certificates	1,826,787	1,826,787	2,187,259	2,187,259
Other debt securities	—	—	—	—

Total available-for-sale securities	1,920,165	1,920,165	2,201,083	2,201,083
Held-to-maturity securities:
Equity securities	—	—	—	—
Obligations of U.S. government	—	—	—	—
Obligations of states and political subdivisions	7,080	7,544	7,435	7,980
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	—	—	—
Mortgage-backed securities
Agency pass-through certificates	90,715	94,165	95,607	99,283
Other debt securities	—	—	—	—

Total held-to-maturity securities	97,795	101,709	103,042	107,263
Loans receivable	8,855,533	9,195,242	8,983,430	9,223,038
FHLB stock	144,494	144,494	144,495	144,495
Financial liabilities
Customer accounts	7,971,254	7,995,177	7,842,310	7,861,129
FHLB advances and other borrowings	2,874,507	2,953,216	2,879,530	2,968,519

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents – The carrying amount of these items is a reasonable estimate of their fair value.

Available-for-sale securities and held-to-maturity securities – Estimated fair value for investment securities is based on quoted market prices.

Loans receivable – For certain homogeneous categories of loans, such as fixed- and variable-rate residential mortgages, fair value is estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other loan types is estimated by discounting the

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2009 AND 2008

(UNAUDITED)

future cash flows and estimated prepayments using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term. Some loan types were valued at carrying value because of their floating rate or expected maturity characteristics. Net deferred loan fees are not included in the fair value calculation but are included in the carrying amount.

FHLB stock – The fair value is based upon the par value of the stock which equates to its carrying value.

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

Reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities:

	December 31, 2009
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$500	$15	$—	515	4.00%
1 to 5 years	82,481	—	(2,576)	79,905	4.00%
5 to 10 years	9,300	3,658	—	12,958	10.38%
Over 10 years	—	—	—	—	0.00%
Mortgage-backed securities
Agency pass-through certificates	1,767,195	60,225	(633)	1,826,787	5.72%

	1,859,476	63,898	(3,209)	1,920,165	5.67%

Held-to-maturity securities
Tax-exempt municipal bonds due
Within 1 year	—	—	—	—	0.00%
1 to 5 years	785	114	—	899	6.60%
5 to 10 years	—	—	—	—	0.00%
Over 10 years	6,295	386	—	6,681	5.72%
U.S. government and agency securities due
1 to 5 years	—	—	—	—	0.00%
Mortgage-backed securities
Agency pass-through certificates	90,715	3,450	—	94,165	5.58%

	97,795	3,950	—	101,745	5.59%

	$1,957,271	$67,848	$(3,209)	$2,021,910	5.66%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2009 AND 2008

(UNAUDITED)

	September 30, 2009
	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses		Yield
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$500	$15	$—	$515	4.00%
1 to 5 years	—	—	—	—	0.00%
5 to 10 years	9,300	4,009	—	13,309	10.38%
Over 10 years	—	—	—	—	0.00%
Mortgage-backed securities
Agency pass-through certificates	2,105,227	82,041	(9)	2,187,259	5.77%

	2,115,027	86,065	(9)	2,201,083	5.79%

Held-to-maturity securities
Tax-exempt municipal bonds due
1 to 5 years	1,140	100	—	1,240	6.60%
5 to 10 years	—	—	—	—	0.00%
Over 10 years	6,295	445	—	6,740	5.72%
U.S. government and agency securities due
1 to 5 years	—	—	—	—	0.00%
Mortgage-backed securities
Agency pass-through certificates	95,607	3,676	—	99,283	5.57%

	103,042	4,221	—	107,263	5.59%

	$2,218,069	$90,286	$(9)	$2,308,346	5.78%

$315,836,000 of available-for-sale securities were sold during the period ending December 31, 2009, resulting in a gain of $20,428,000. There were no sales of available-for-sale securities during the period ending December 31, 2008.

Substantially all mortgage-backed securities have contractual due dates that exceed 10 years.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2009 AND 2008

(UNAUDITED)

The following table shows the unrealized gross losses and fair value of securities at December 31, 2009, by length of time that individual securities in each category have been in a continuous loss position. The Company had only $262,000 in fair value of securities in a continuous loss position for 12 or more months at December 31, 2009, which consisted of mortgage-backed securities. This decline represents only a 1.5% decline of the book value of these investments. Management believes that the declines in fair value of these investments were due to changes in market interest rates and a temporary lack of liquidity in the mortgage market, not in estimated cash flows.

	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
U.S. agency securities	$(2,576)	$79,904	$—	$—	$(2,576)	$79,904
Agency pass-through certificates	(626)	126,217	(7)	262	(633)	126,479

	$(3,202)	$206,121	$(7)	$262	$(3,209)	$206,383

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate and hold for investment fixed-rate single-family home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At December 31, 2009, the Company had a negative one-year maturity gap of approximately 23% of total assets, a decrease from the 33% negative one-year gap as of September 30, 2009. The decrease was due to increasing cash balances and the deposit accounts shifting into maturities beyond one year.

The interest rate spread decreased to 3.08% at December 31, 2009 from 3.17% at September 30, 2009. The spread decreased primarily because of the decreasing yield on loans as a result of the repricing of variable rate loans and the impact of refinancing of fixed-rate mortgages into historically low long-term interest rates. As of December 31, 2009, the weighted average rates on earning assets decreased by 26 basis points since September 30, 2009, while the weighted average rates on customer accounts and borrowings decreased by 17 basis points over the same period. As of December 31, 2009, the Company had grown total assets by $79,991,000, or 0.6%, from $12,582,475,000 at September 30, 2009, by deploying funds obtained through lower cost short-term deposits. For the quarter ended December 31, 2009, compared to September 30, 2009, loans decreased $127,897,000, or 1.4%, and investment securities decreased $286,165,000, or 12.4%. Cash and cash equivalents of $936,833,000 and stockholders’ equity of $1,733,750,000 provides management with flexibility in managing interest rate risk going forward.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net worth at December 31, 2009 was $1,733,750,000, or 13.69% of total assets. This was a decrease of $11,735,000 from September 30, 2009 when net worth was $1,745,485,000, or 13.87% of total assets. The decrease in the Company’s net worth included $7,911,000 from net income and a $16,045,000 decrease in accumulated other comprehensive income. The vast majority of the Company’s available for sale investments are fixed rate. As a result of market interest rates increasing, the value of fixed rate investments generally decreased. Net worth was reduced by $5,590,000 of cash dividend payments.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Actual		Capital Adequacy Guidelines		Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(In thousands)
December 31, 2009
Total capital to risk-weighted assets	1,505,230	22.36%	538,661	8.00%	673,326	10.00%
Tier I capital to risk-weighted assets	1,424,078	21.15%	N/A	N/A	403,996	6.00%
Core capital to adjusted tangible assets	1,424,078	11.53%	N/A	N/A	617,364	5.00%
Core capital to total assets	1,424,078	11.53%	370,419	3.00%	N/A	N/A
Tangible capital to tangible assets	1,424,078	11.53%	185,209	1.50%	N/A	N/A

September 30, 2009
Total capital to risk-weighted assets	$1,469,857	21.57%	$545,034	8.00%	$681,293	10.00%
Tier I capital to risk-weighted assets	1,414,885	20.77%	N/A	N/A	408,776	6.00%
Core capital to adjusted tangible assets	1,414,885	11.56%	N/A	N/A	612,094	5.00%
Core capital to total assets	1,414,885	11.56%	367,257	3.00%	N/A	N/A
Tangible capital to tangible assets	1,414,885	11.56%	183,628	1.50%	N/A	N/A

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities decreased $280,918,000, or 12.8%, during the quarter ended December 31, 2009, which included the purchase of $237,080,000 of available-for-sale investment securities. During the same period $315,836,000 of available-for-sale securities were sold, resulting in a gain of $20,428,000. There were no purchases or sales of held-to-maturity securities in the same period. As of December 31, 2009, the Company had net unrealized gains on available-for-sale securities of $38,386,000, net of tax, which were recorded as part of stockholders’ equity. The Company decreased its available-for-sale investment portfolio to take advantage of elevated mortgage-backed securities prices which were influenced by U.S. government participation in the mortgage-backed securities market.

Loans receivable: During the quarter ended December 31, 2009, the balance of loans receivable decreased 1.4% to $8,855,533,000 compared to $8,983,430,000 at September 30, 2009. This decrease is consistent with management’s strategy to reduce the Company’s exposure to land and construction loans and not aggressively compete for 30 year fixed-rate mortgages at current market rates. If the current low rates on 30 year fixed-rate mortgages persists, management will consider continuing to shrink its loan portfolio. The following table shows the loan portfolio by category for the last three quarters.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loan Portfolio by Category
(In thousands)
	AS OF 6/30/09		AS OF 9/30/09		AS OF 12/31/09
	AMOUNT	%	AMOUNT	%	AMOUNT	%
Single-family residential	$6,763,040	71.2%	$6,785,723	72.3%	$6,755,256	72.8%
Construction - speculative	311,995	3.3	267,430	2.8	216,793	2.3
Construction - custom	240,885	2.5	258,839	2.8	266,537	2.9
Land - acquisition & development	613,499	6.5	519,130	5.5	479,353	5.2
Land - consumer lot loans	198,127	2.1	195,812	2.1	191,413	2.1
Multi-family	695,795	7.3	705,212	7.5	706,494	7.6
Commercial real estate	306,994	3.2	294,109	3.1	301,932	3.3
Commercial & industrial	123,978	1.3	119,019	1.3	111,356	1.2
HELOC	118,001	1.2	122,184	1.3	128,277	1.4
Consumer	128,764	1.4	120,081	1.3	111,869	1.2

	9,501,078	100%	9,387,539	100%	9,269,280	100%

Less:
ALL	161,695		166,836		190,549
Loans in Process	193,119		200,919		186,763
Deferred Net Origination Fees	34,924		36,354		36,435

	389,738		404,109		413,747

	$9,111,340		$8,983,430		$8,855,533

Non-performing assets: Non-performing assets decreased during the quarter ended December 31, 2009 to $553,285,000 from $557,120,000 at September 30, 2008, a 0.69% decrease. A disproportionate share of the Company’s non-performing assets come from the land A&D and speculative construction portfolios. These assets have seen the largest declines in value in the loan portfolio. The continued elevated level of non-performing assets is attributable to the weakening economy and housing market throughout the Company’s eight state branch network. Non-performing assets as a percentage of total assets was 4.37% at December 31, 2009 compared to 4.43% at September 30, 2009. This level of non-performing assets is unprecedented in the Company’s 27 year history as a public company. The Company anticipates non-performing assets will continue to be elevated in the future until the residential real estate market stabilizes and values recover.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth information regarding restructured and nonaccrual loans and REO held by the Company at the dates indicated.

	December 31, 2009		September 30, 2009
	(In thousands)
Restructured loans
Single-family residential	$161,156	79.6%	$116,988	85.4%
Construction - speculative	13,457	6.6	6,235	4.6
Construction - custom	—	0.0	—	0.0
Land - acquisition & development	24,337	12.0	11,186	8.2
Land - consumer lot loans	3,724	1.8	2,485	1.8
Multi-family	—	0.0	—	0.0
Commercial real estate	—	0.0	—	0.0
Commercial & industrial	—	0.0	—	0.0
HELOC	—	0.0	—	0.0
Consumer	—	0.0	—	0.0

Total restructured loans (1)	202,674	100%	136,894	100%

Non-accrual loans:
Single-family residential	134,123	36.4%	116,268	30.6%
Construction - speculative	61,558	16.6	50,348	13.2
Construction - custom	—	0.0	—	0.0
Land - acquisition & development	151,005	40.8	187,061	49.2
Land - consumer lot loans	—	0.0	—	0.0
Multi-family	2,587	0.7	4,368	1.1
Commercial real estate	908	0.2	2,733	0.7
Commercial & industrial	18,843	5.1	18,823	5.0
HELOC	—	0.0	—	0.0
Consumer	753	0.2	656	0.2

Total non-accrual loans (2)	369,777	100%	380,257	100%

Total REO (3)	133,235		120,105
Total REHI (3)	50,273		56,758

Total non-performing assets	$553,285		$557,120

Total non-performing assets and performing restructured loans	$725,906		$674,354

Total non-performing assets and performing restructured loans as a percentage of total assets	5.73%		5.36%

(1) Restructured loans were as follows:
Performing	$172,621	85.2%	$117,234	85.6%
Non-accrual *	30,053	14.8%	19,660	14.4%

* - Included in “Total non-accrual loans” above	$202,674	100.0%	$136,894	100.0%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(2)	The Company recognized interest income on nonaccrual loans of approximately $10,053,000 in the quarter ended December 31, 2009. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $22,876,000 for the quarter ended December 31, 2009.

In addition to the nonaccrual loans reflected in the above table, at December 31, 2009, the Company had $301,747,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company’s ratio of total non-performing assets and restructured loans as a percent of total assets would have increased to 8.35% at December 31, 2009.

(3)	Total REO and REHI (included in real estate held for sale on the Statement of Financial Condition) includes real estate held for sale acquired in settlement of loans.

Allocation of the allowance for loan losses: The following table shows the allocation of the Company’s allowance for loan losses at the dates indicated.

	December 31, 2009		September 30, 2009
	Amount	Loans to Total Loans (1)	Amount	Loans to Total Loans (1)
	(In thousands)
Single-family residential	$24,450	72.8%	$18,547	72.3%
Construction - speculative	25,072	2.3	21,841	2.8
Construction - custom	239	2.9	81	2.8
Land - acquisition & development	115,846	5.2	104,569	5.5
Land - consumer lot loans	1,768	2.1	1,298	2.1
Multi-family	2,647	7.6	1,878	7.5
Commercial real estate	1,825	3.3	1,344	3.1
Commercial & industrial	9,336	1.2	7,327	1.3
HELOC	641	1.4	377	1.3
Consumer	8,725	1.2	9,574	1.3

	$190,549	100.0%	$166,836	100.0%

(1)	Represents the total amount of the loan category as a % of total loans outstanding.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Customer accounts: Customer accounts increased $128,944,000, or 1.6%, to $7,971,254,000 at December 31, 2009 compared with $7,842,310,000 at September 30, 2009. The increase in customer deposits reflects the opportunity created in the marketplace by the failure and/or merger of several large institutions throughout the Company’s footprint. The following table shows the composition of the Company’s customer accounts as of the dates shown:

Deposits by Type
(In thousands)
	December 31, 2009			September 30, 2009
	Amount	%	Wtd. Avg. Rate	Amount	%	Wtd. Avg. Rate
Checking (noninterest)	$112,041	1.5%	0.00%	$119,654	1.5%	0.00%
NOW (interest)	442,312	5.5	0.50%	406,667	5.2	0.50%
Savings (passbook/stmt)	201,867	2.5	0.50%	197,025	2.5	0.50%
Money Market	1,333,251	16.7	0.87%	1,214,812	15.5	0.87%
CD’s	5,881,783	73.8	2.12%	5,904,152	75.3	2.37%

Total	$7,971,254	100%	1.75%	$7,842,310	100%	1.96%

FHLB advances and other borrowings: Total borrowings decreased $5,023,000, or 0.2%, to $2,874,507,000 at December 31, 2009, compared with $2,879,530,000 at September 30, 2009. See “Interest Rate Risk” above.

RESULTS OF OPERATIONS

Throughout this document we will refer to net income, which is defined as net income available to common shareholders after the payment of preferred dividends.

Net Income: The quarter ended December 31, 2009, produced net income of $7,911,000 compared to $20,169,000 for the same quarter one year ago. The decrease for the quarter resulted primarily from the significant increase in the provision for loan losses and other credit costs, offset somewhat by growth in net interest income as well as a gain on sale of available-for-sale securities of $20,428,000.

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

Rate / Volume Analysis:

	Comparison of Quarters Ended 12/31/09 and 12/31/08
	Volume	Rate	Total
	(In thousands)
Interest income:
Loan portfolio	$(8,295)	$(6,573)	$(14,868)
Mortgaged-backed securities	5,318	(3,349)	1,969
Investments (1)	927	(897)	30

All interest-earning assets	(2,050)	(10,819)	(12,869)

Interest expense:
Customer accounts	5,674	(25,097)	(19,423)
FHLB advances and other borrowings	(5,843)	4,645	(1,198)

All interest-bearing liabilities	(169)	(20,452)	(20,621)

Change in net interest income	$(1,881)	$9,633	$7,752

(1)	Includes interest on cash equivalents and dividends on FHLB stock

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Loan Losses: The Company recorded a $69,750,000 provision for loan losses during the quarter ended December 31, 2009, while a $35,000,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $553,285,000, or 4.37%, of total assets at December 31, 2009, compared to $305,066,000, or 2.44%, of total assets one year ago. The Company had net charge-offs of $46,037,000 for the quarter ended December 31, 2009 compared with $15,223,000 of net charge-offs for the same quarter one year ago. This significant increase in the provision for loan losses is in response to three primary factors: first, the overall deterioration in the housing market in general in the Company’s eight western state territory, second, the significant increase in the combined balance of non-performing assets in the land A&D and speculative construction portfolios, and finally, the material increase in net charge-offs for the quarter. Management believes that higher non-performing assets and charge-offs may continue going forward until the housing market begins to recover. Similarly, management expects the provision to remain at elevated levels until non-performing assets and charge-offs improve.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	Quarter Ended December 31,
	2009	2008
	(In thousands)
Beginning balance	$166,836	$85,058
Charge-offs:
Single-family residential	7,636	3,079
Construction - speculative	7,151	4,503
Construction - custom	95	—
Land - acquisition & development	29,180	3,557
Land - consumer lot loans	331	720
Multi-family	—	—
Commercial real estate	—	—
Commercial & industrial	383	2,171
HELOC	69	—
Consumer	1,900	1,357

	46,745	15,387
Recoveries:
Single-family residential	89	2
Construction - speculative	200	—
Construction - custom	—	—
Land - acquisition & development	33	16
Land - consumer lot loans	—	—
Multi-family	—	—
Commercial real estate	1	—
Commercial & industrial	155	43
HELOC	—	—
Consumer	230	103

	708	164
Net charge-offs	46,037	15,223
Provision for loan losses	69,750	35,000
Acquired reserves	—	—

Ending balance	$190,549	$104,835

Ratio of net charge-offs to average loans outstanding	0.51%	0.16%

Other Income: The quarter ended December 31, 2009 produced total other income of $24,237,000 compared to $4,175,000 for the same quarter one year ago, an increase of $20,062,000. The quarter ended December 31, 2009, included $20,428,000 of gain on sale of investments, whereas the quarter ended December 31, 2008, included no gain on sale of investments.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Expense: The quarter ended December 31, 2009, produced total other expense of $26,975,000 compared to $24,587,000 for the same quarter one year ago, a 9.7% increase. The increase in total other expense over the same comparable period one year ago was primarily due to the increase in FDIC insurance premiums incurred by the Company. Total other expense for the quarters ended December 31, 2009 and 2008 equaled .85% and .80%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 1,085 and 1,103 at December 31, 2009 and 2008, respectively.

Taxes: Income taxes decreased $7,198,000, or 60.8%, for the quarter ended December 31, 2009, when compared to the same period one year ago. This decrease was a result of lower pretax income. The effective tax rate for the quarter ended December 31, 2009, was 37.00%, compared to 35.50% for the same period one year ago.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2009. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2009 Form 10-K.

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

The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended December 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2009 to October 31, 2009	—	$—	—	2,888,314
November 1, 2009 to November 30, 2009	—	—	—	2,888,314
December 1, 2009 to December 31, 2009	—	—	—	2,888,314

Total	—	—	—	2,888,314

(1)	The Company’s only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 21,956,264 shares have been authorized for repurchase.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART II – Other Information

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibits

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 27, 2010	/s/ ROY M. WHITEHEAD
ROY M. WHITEHEAD
Chairman, President and Chief Executive Officer

January 27, 2010	/s/ BRENT J. BEARDALL
BRENT J. BEARDALL
Executive Vice President and Chief
Financial Officer