Form 10-Q
period 2010-03-31
WASHINGTON FEDERAL INC
filed 2010-05-10
CIK 936528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-34654

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at May 6, 2010
Common stock, $1.00 par value	112,475,030

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I

Item 1.	Financial Statements (Unaudited)

The Condensed Consolidated Financial Statements of Washington Federal, Inc. and Subsidiaries filed as a part of the report are as follows:

	Consolidated Statements of Financial Condition as of March 31, 2010 and September 30, 2009	Page 3

	Consolidated Statements of Operations for the quarter and six months ended March 31, 2010 and 2009	Page 4

	Consolidated Statements of Cash Flows for the six months ended March 31, 2010 and 2009	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 31

Item 4.	Controls and Procedures	Page 32

PART II

Item 1.	Legal Proceedings	Page 33

Item 1A.	Risk Factors	Page 33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 33

Item 3.	Defaults Upon Senior Securities	Page 33

Item 5.	Other Information	Page 34

Item 6.	Exhibits	Page 34

	Signatures	Page 35

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	March 31, 2010	September 30, 2009
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents	$919,825	$498,388
Available-for-sale securities, including encumbered securities of $886,039 and $860,655, at fair value	2,277,063	2,201,083
Held-to-maturity securities, including encumbered securities of $71,542 and $80,717, at amortized cost	91,958	103,042
Loans receivable, net	8,688,485	8,983,430
Covered loans, net	621,681	—
Interest receivable	51,660	53,288
Premises and equipment, net	157,691	133,477
Real estate held for sale	204,056	176,863
Covered real estate held for sale	32,956	—
FDIC indemnification asset	228,941	—
FHLB stock	151,744	144,495
Intangible assets, net	258,550	256,797
Federal and state income taxes	23,136	—
Other assets	94,966	31,612

	$13,802,712	$12,582,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Savings and demand accounts	$8,915,425	$7,786,467
Repurchase agreements with customers	51,227	55,843

	8,966,652	7,842,310
FHLB advances	2,072,835	2,078,930
Other borrowings	800,000	800,600
Advance payments by borrowers for taxes and insurance	30,184	38,376
Federal and state income taxes	—	18,075
Accrued expenses and other liabilities	116,403	58,699

	11,986,074	10,836,990
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 129,527,383 and 129,320,072 shares issued; 112,455,059 and 112,247,748 shares outstanding	129,527	129,320
Paid-in capital	1,577,231	1,574,555
Accumulated other comprehensive income, net of taxes	43,887	54,431
Treasury stock, at cost; 17,072,324 shares	(208,985)	(208,985)
Retained earnings	274,978	196,164

	1,816,638	1,745,485

	$13,802,712	$12,582,475

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans & covered loans	$142,317	$147,038	$279,770	$299,357
Mortgage-backed securities	21,097	28,341	48,378	53,653
Investment securities and cash equivalents	1,620	789	2,557	1,697

	165,034	176,168	330,705	354,707
INTEREST EXPENSE
Customer accounts	37,698	51,126	74,183	107,034
FHLB advances and other borrowings	30,296	31,560	61,716	64,179

	67,994	82,686	135,899	171,213

Net interest income	97,040	93,482	194,806	183,494
Provision for loan losses	63,423	54,000	133,173	89,000

Net interest income after provision for loan losses	33,617	39,482	61,633	94,494
OTHER INCOME
Gain on FDIC-assisted transaction	85,608	—	85,608	—
Gain on sale of investments	—	—	20,428
Other	5,446	4,388	9,255	8,562

	91,054	4,388	115,291	8,562
OTHER EXPENSE
Compensation and benefits	24,178	13,839	37,813	28,643
Occupancy	3,399	3,359	6,648	6,533
FDIC premiums	4,874	1,186	8,439	1,465
Other	7,510	6,677	14,037	13,005

	39,961	25,061	66,937	49,646
Loss on real estate acquired through foreclosure, net	(16,635)	(1,719)	(29,355)	(2,959)

Income before income taxes	68,075	17,090	80,632	50,451
Income tax provision (benefit)	(14,036)	6,074	(9,390)	17,917

NET INCOME	82,111	11,016	90,022	32,534

Preferred dividends accrued	—	2,606	—	3,955

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$82,111	$8,410	$90,022	$28,579

PER SHARE DATA
Basic earnings	$.73	$.10	$.80	$.32
Diluted earnings	.73	.10	.80	.32
Cash dividends per share	.05	.05	.10	.10
Basic weighted average number of shares outstanding	112,450,001	88,021,483	112,401,443	87,993,592
Diluted weighted average number of shares outstanding, including dilutive stock options	112,798,396	88,028,210	112,689,113	88,018,511

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	March 31, 2010	March 31, 2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$90,022	$28,579
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of fees, discounts, premiums and intangible assets, net	8,689	126
Depreciation	2,700	2,550
Stock option compensation expense	592	600
Provision for loan losses	133,173	89,000
Loss on investment securities and real estate held for sale, net	9,878	2,775
Gain on FDIC-assisted transaction	(85,608)	—
Decrease (increase) in accrued interest receivable	5,359	(961)
Decrease in income taxes payable	(35,084)	(24,086)
FHLB stock dividends	(2)	(13)
Increase in other assets	(61,802)	(6,251)
Decrease in accrued expenses and other liabilities	(45,480)	(25,652)

Net cash provided by operating activities	22,437	66,667
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated
Single-family residential loans	(287,273)	(396,051)
Construction loans - speculative	(51,801)	(46,404)
Construction loans - custom	(129,874)	(103,035)
Land - acquisition & development	(20,400)	(26,169)
Land - consumer lot loans	(5,491)	(7,213)
Multi-family loans	(34,878)	(49,020)
Commercial real estate	(15,424)	(70,013)
Commercial & industrial	(107,250)	(114,038)
HELOC	(30,928)	(46,985)
Consumer	(1,157)	(13,973)

	(684,476)	(872,901)
Loan principal repayments	850,929	871,536
Other changes in loans, net	(97,247)	(94,959)
FHLB stock redemption	—	394
Available-for-sale securities purchased	(724,709)	(555,061)
Principal payments and maturities of available-for-sale securities	331,694	139,635
Available-for-sale securities sold	368,309	—
Principal payments and maturities of held-to-maturity securities	11,178	7,282
Net cash received from acquisition	111,684	—
Proceeds from sales of real estate held for sale	81,577	29,244
Premises and equipment purchased	(4,931)	(3,424)

Net cash provided (used) by investing activities	244,008	(478,254)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts	304,814	389,817
Net decrease in borrowings	(131,747)	(160,555)
Proceeds from exercise of common stock options	1,542	17
Dividends paid	(11,208)	(7,477)
Proceeds from Employee Stock Ownership Plan	—	811
Proceeds from issuance of preferred stock and related warrants	—	200,000
Decrease in advance payments by borrowers for taxes and insurance	(8,409)	(7,047)

Net cash provided by financing activities	154,992	415,566
Increase in cash and cash equivalents	421,437	3,979
Cash and cash equivalents at beginning of period	498,388	82,600

Cash and cash equivalents at end of period	$919,825	$86,579

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Non-covered real estate acquired through foreclosure	$138,125	$79,627
Covered real estate acquired through foreclosure	4,706	—
Cash paid during the period for
Interest	136,395	177,632
Income taxes	27,420	45,117

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

NOTE B – Acquisition

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

Horizon operated through eighteen full-service offices, four commercial loan centers and four real estate loan centers in Washington with approximately 225 employees. The Bank acquired certain assets with a book value of $1.16 billion, including $968 million in loans and $32 million in foreclosed real estate, and selected liabilities with a book value of $1.03 billion, including $820 million in deposits. Pursuant to the purchase and assumption agreement with the FDIC, the Bank received a cash payment from the FDIC for $41 million, with an additional receivable due for $1 million. No cash, deposit premium or other consideration was paid by the Bank. The fair value of the assets received, including the FDIC indemnification asset described below, was $1.13 billion and the fair value of liabilities assumed was $1.05 billion.

The loans and foreclosed real estate purchased are covered by two loss share agreements between the FDIC and the Bank (one for single family loans and the other for all other loans and foreclosed real estate), which affords the Bank significant loss protection. Under the loss share agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $536 million and 95% of losses in excess of that amount. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries. The losses reimbursable by the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the loss share agreements. As a result of the loss sharing agreements with the FDIC, the Bank recorded a receivable of $228 million at the time of acquisition. To account for the transaction, the balance sheet now has three new line items, as follows:

•	“Covered loans” represent the loans acquired from Horizon recorded at their estimated fair market value;

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

•

“Covered real estate held for sale” represents the estimated fair market value of the repossessed real estate acquired in the transaction. The covered loans and covered real estate held for sale are collectively referred to as “covered assets”;

•	The “FDIC indemnification asset” represents the estimated fair value of the guarantee provided by the FDIC on the covered assets.

Loans that were classified as non-performing loans by Horizon are no longer classified as non-performing because, at acquisition, the carrying value of these loans was adjusted to reflect fair value and are covered under the FDIC loss sharing agreements. Management believes that the new book value reflects an amount that will ultimately be collected.

The loss sharing agreements with the FDIC requires the Bank to pay the FDIC a calculated “true-up” amount after ten years if cumulative losses in the portfolio of acquired loans total less than $536 million. Based on an analysis of the loan portfolio, the Company currently believes cumulative losses will be less than this threshold; therefore, a liability of $21 million has been established that represents the present value of the estimated true-up payment. Going forward, the Company will be required to estimate the present value of the true-up payment on a quarterly basis and record any adjustments through the income statement.

Based on the initial purchase accounting adjustments described above, the Company recorded a pre-tax gain of $86 million related to the FDIC-assisted transaction during the quarter. The amount of the gain is equal to the excess of the fair value of the recorded assets over the fair value of liabilities assumed. The amounts recorded in the financial statements relating to this transaction are estimates and subject to change as the purchase accounting is finalized in the future.

The acquisition was accounted for under the acquisition method of accounting. The purchased assets, assumed liabilities and identifiable intangible asset were recorded at their respective acquisition date fair values. In many cases the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These fair value estimates are preliminary and subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair value becomes available.

The operating results for the period ended March 31, 2010 include the results of the acquired assets and liabilities for the period from January 8, 2010 through March 31, 2010. Accretion and amortization of various purchase accounting discounts and premiums were recorded in the March quarter and are included in other income and other expense.

In determining the acquisition date fair value of acquired loans, and in subsequent accounting, the Company generally aggregates acquired loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses. For loans without evidence of prior credit deterioration, revenue is recognized based on contractual cash flows using the level yield method.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

The net assets acquired and the resulting bargain purchase gain are presented in the following table:

	Received from FDIC	Fair Value Adjustments	Recorded by WFSL
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$70,870	$—	$70,870
Available-for-sale securities	62,341	4	62,345
Loans receivable, net	968,434	(297,051)	671,383
Interest receivable	3,731	—	3,731
Premises and equipment, net	21,983	—	21,983
Real estate held for sale	32,150	(2,949)	29,201
FDIC indemnification asset, net	—	227,500	227,500
Intangible assets, net	—	3,064	3,064
Other assets	1,552	—	1,552

Total assets	1,161,061	(69,432)	1,091,629
Liabilities:
Customer accounts	819,528	—	819,528
FHLB advances	124,546	506	125,052
Advances by borrowers	217	—	217
Other liabilities	81,737	21,447	103,184

Total liabilities	1,026,028	21,953	1,047,981

Net assets acquired	$135,033	$(91,385)	$43,648

Aggregate fair value adjustments		$(91,385)

Net assets acquired			$43,648
Cash received from FDIC			40,814
Receivable due from FDIC			1,146

Pre-tax gain on Horizon acquisition			$85,608

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

The following methods and assumptions were used to estimate the fair value of significant assets and liabilities presented above:

Cash and cash equivalents – Due to the short term nature of these instruments, the carrying amount is estimated to approximate fair value.

Available for sale securities – Fair values for securities are based on quoted market prices.

Loans – Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were aggregated when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations as well as an add-on uncertainty premium due to the nature of the loans (i.e. failed bank loans and illiquidity of certain loans).

Real estate held for sale – Real estate held for sale is presented at the estimated present value that management expects to receive upon sale, net of the related costs to sell.

FDIC indemnification asset and related clawback – Fair value was estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. The clawback is recorded on the Consolidated Statements of Financial Condition in other liabilities.

Core deposit intangible – Fair value was estimated based on a discounted cash flow methodology that gave consideration to expected customer attrition rates, cost of the deposit base and the net servicing costs attributable to the customer deposits.

NOTE C - Dividends

On April 16, 2010 the Company paid its 109th consecutive quarterly cash dividend on common stock. Dividends per share were $.05 for the quarters ended March 31, 2010 and 2009.

NOTE D - Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities. Total comprehensive income for the quarters ended March 31, 2010 and 2009 totaled $87,611,000 and $21,633,000, respectively. Total comprehensive income for the six months ended March 31, 2010 and 2009 totaled $79,478,000 and $74,606,000, respectively. The difference between the Company’s net income and total comprehensive income for the six months ended March 31, 2010 was $10,544,000, which equals the change in the net unrealized gain on available-for-sale securities of $16,671,000, less tax of $6,127,000. In addition, $2,377,000 of net unrealized gain on available-for-sale securities were included in comprehensive income for the six months ended March 31, 2010, which included $12,921,000 of gain on sale of investments reclassified into earnings for the same period.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

NOTE E – Allowance for Losses on Loans

The following table summarizes the activity in the allowance for loan losses for the periods ended March 31, 2010 and 2009:

	Quarter Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$190,549	$104,835	$166,836	$85,058
Provision for loan losses	63,423	54,000	133,173	89,000
Charge-offs	(60,464)	(15,996)	(107,210)	(31,384)
Recoveries	1,045	285	1,754	450
Acquired reserves	—	—	—	—

Balance at end of period	$194,553	$143,124	$194,553	$143,124

In comparison to the process used for the period ending March 31, 2009, the Company enhanced its general reserve allowance calculation to be more reflective of the current economic environment. Changes included shortening the look-back period for determining historical loss factors (“HLF”) and modifying the methodology to give more weighting to risks by asset type rather than geographic exposure. In addition to utilizing the HLF to calculate the general reserve, the Company utilizes a qualitative risk factor (“QRF”), which is determined by loan type and allows management to augment reserve levels to reflect the current environment and portfolio performance trends.

By shortening the look-back period the Company has taken into account the current housing environment where home values have declined substantially from the housing peak of 2007. We monitor delinquency trends as well as regional economic conditions including employment and housing values when determining the QRF.

The Company recorded a $63,423,000 provision for loan losses during the quarter ended March 31, 2010, while a $54,000,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $538,928,000, or 3.90%, of total assets at March 31, 2010, compared to $492,131,000, or 4.01%, of total assets one year ago. Loans that were classified as non-performing loans by Horizon are no longer classified as non-performing because, at acquisition, the carrying value of these loans was adjusted to reflect fair value and are covered under the FDIC loss sharing agreements. Management believes that the new book value reflects an amount that will ultimately be collected (see Note B). The Company had net charge-offs of $59,419,000 for the quarter ended March 31, 2010, compared with $15,711,000 of net charge-offs for the same quarter one year ago. This significant increase in the provision for loan losses is in response to three primary factors: first, the overall deterioration in the housing market in general in the Company’s eight western state territory; second, the combined balance of non-performing assets in the land A&D and speculative construction portfolios where the majority of losses have come from; and finally, the material increase in net charge-offs for the quarter. Management expects the provision to remain at elevated levels until non-performing assets and charge-offs improve. $85,730,000 of the allowance was calculated under the formulas contained in our methodology and the remaining $108,823,000 was made up of specific reserves on loans that were deemed to be impaired at March 31, 2010. For the period ending March 31, 2009, $55,460,000 of the allowance was calculated under the formulas contained in our methodology and the remaining $87,664,000 was made up of specific reserves on loans that were deemed to be impaired.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

At March 31, 2010, the Company’s recorded investment in impaired loans was $531,651,000, of which $302,549,000 had specific reserves of $108,823,000. At September 30, 2009, the Company’s recorded investment in impaired loans was $531,817,000, of which $318,543,000 had specific reserves of $107,375,000.

The following table shows a summary of impaired loans and the allowance for loan losses:

	9/30/2008	9/30/2009	3/31/2010
	(In thousands)
General allowance	$56,162	$59,461	$85,730
Specific allowance	28,896	107,375	108,823

	85,058	166,836	194,553

Total impaired loans	134,438	531,817	531,651
Impaired loans with specific reserve	(98,654)	(318,543)	(302,549)
Restructured loans subject to the general reserve	—	(112,089)	(174,041)

Impaired loans without a specific reserve or general reserve	35,784	101,185	55,061

Gross non-covered loans	9,912,672	9,387,539	9,086,789
Total impaired loans	(134,438)	(531,817)	(531,651)
Restructured loans subject to the general reserve	—	112,089	174,041

Non-covered loans subject to general reserve (non-impaired loans and restructured loans subject to the general reserve)	$9,778,234	$8,967,811	$8,729,179

General reserve as % of non-covered loans not evaluated individually for impairment	0.57%	0.66%	0.98%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

NOTE F – New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 860-10, Transfers and Servicing. The objective of this guidance is to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and the transferor’s continuing involvement, if any, in transferred financial assets. This guidance was effective for financial asset transfers occurring after December 31, 2009. The adoption of this guidance is not expected to be material to the Company consolidated financial statements.

In June 2009, the FASB issued ASC 810-10, Consolidation. The objective of this guidance is to improve financial reporting by entities involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance was effective as of January 1, 2010. The adoption of this guidance is not expected to be material to the Company consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements. For assets and liabilities measured at fair value on a recurring basis in periods after initial recognition, the new guidance requires an entity to disclose the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, of the fair value hierarchy, and the reasons for those transfers. The new guidance requires a gross presentation of purchases and sales of Level 3 activities, and also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance was effective for the Company as of January 1, 2010, with the exception of the requirement for increased disaggregation of Level 3 activities, which, if applicable, is effective on January 1, 2011. See Note G for new disclosures.

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

QUARTER AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

The following table presents the balance of assets measured at fair value on a recurring basis at March 31, 2010:

	Fair Value at March 31, 2010
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available-for-sale securities
Equity securities	$—	$512	$—	$512
Obligations of U.S. government	—	364,215	—	364,215
Obligations of states and political subdivisions	—	—	—	—
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	—	—	—
Mortgage-backed securities
Agency pass-through certificates	—	1,912,336	—	1,912,336
Other debt securities	—	—	—	—

Balance at end of period	$—	$2,277,063	$—	$2,277,063

There were no transfers between, into and/or out of Levels 1, 2 or 3 during the six months ended March 31, 2010.

Measured on a Nonrecurring Basis

Impaired Loans & Real Estate Held for Sale

From time to time, and on a nonrecurring basis, fair value adjustments to collateral dependent loans and real estate held for sale are recorded to reflect write-downs of principal balances based on the current appraised or estimated value of the collateral.

Real estate held for sale consists principally of properties acquired through foreclosure.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

The following table presents the aggregated balance of assets measured at estimated fair value on a nonrecurring basis through the six months ended March 31, 2010, and the total losses resulting from those fair value adjustments for the quarter and six months ended March 31, 2010. The following estimated fair values are shown gross of 8% estimated selling costs:

					Quarter Ended March 31, 2010	Six Months Ended March 31, 2010
	Through March 31, 2010
	Level 1	Level 2	Level 3	Total	Total Losses	Total Losses
	(Dollars in thousands)
Impaired loans (1)	$—	$—	$327,836	$327,836	$34,227	$69,444
Real estate held for sale (2)	—	—	113,641	113,641	28,091	48,941

Balance at end of period	$—	$—	$441,477	$441,477	$62,318	$118,385

(1)	The loss represents remeasurements of collateral dependent loans.

(2)	The loss represents aggregate writedowns and charge-offs on real estate held for sale.

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2010.

Fair Values of Financial Instruments

U. S. GAAP requires disclosure of fair value information about financial instruments, whether or not recognized on the statement of financial condition, for which it is practicable to estimate those values. Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value estimates presented do not reflect the underlying fair value of the Company. Although management is not aware of any factors that would materially affect the estimated fair value amounts presented below, such amounts have not been comprehensively revalued for purposes of these financial statements since the dates shown, and therefore, estimates of fair value subsequent to those dates may differ significantly from the amounts presented below.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

	March 31, 2010		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$919,825	$919,825	$498,388	$498,388
Available-for-sale securities:
Equity securities	512	512	—	—
Obligations of U.S. government	364,215	364,215	13,824	13,824
Obligations of states and political subdivisions	—	—	—	—
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	—	—	—
Mortgage-backed securities Agency pass-through certificates	1,912,336	1,912,336	2,187,259	2,187,259
Other debt securities	—	—	—	—

Total available-for-sale securities	2,277,063	2,277,063	2,201,083	2,201,083
Held-to-maturity securities:
Equity securities	—	—	—	—
Obligations of U.S. government	—	—	—	—
Obligations of states and political subdivisions	7,055	7,425	7,435	7,980
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	—	—	—
Mortgage-backed securities Agency pass-through certificates	84,903	89,152	95,607	99,283
Other debt securities	—	—	—	—

Total held-to-maturity securities	91,958	96,577	103,042	107,263
Loans receivable	8,688,485	9,076,338	8,983,430	9,223,038
Covered loans	621,681	621,681	—	—
FHLB stock	151,744	151,744	144,495	144,495
Financial liabilities
Customer accounts	8,966,652	9,003,346	7,842,310	7,861,129
FHLB advances and other borrowings	2,872,835	2,954,845	2,879,530	2,968,519

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

QUARTER AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

borrowers with similar credit ratings and for the same remaining term. Some loan types were valued at carrying value because of their floating rate or expected maturity characteristics. Net deferred loan fees are not included in the fair value calculation but are included in the carrying amount.

Covered loans – These loans were recorded at estimated fair value on the acquisition date and at March 31, 2010, carrying value approximates fair value.

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

Reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities:

	March 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(Dollars in thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$500	$12	$—	$512	4.00%
1 to 5 years	70,000	25	(5)	70,020	2.00%
5 to 10 years	291,385	4,223	(1,413)	294,195	3.06%
Over 10 years	—	—	—	—	0.00%
Mortgage-backed securities Agency pass-through certificates	1,845,792	66,735	(191)	1,912,336	5.64%

	2,207,677	70,995	(1,609)	2,277,063	5.18%

Held-to-maturity securities
Tax-exempt municipal bonds due
Within 1 year	—	—	—	—	0.00%
1 to 5 years	3,045	230	—	3,275	5.62%
5 to 10 years	4,010	140	—	4,150	5.46%
Over 10 years	—	—	—	—	0.00%
U.S. government and agency securities due
1 to 5 years	—	—	—	—	0.00%
Mortgage-backed securities Agency pass-through certificates	84,903	4,249	—	89,152	5.58%

	91,958	4,619	—	96,577	5.58%

	$2,299,635	$75,614	$(1,609)	$2,373,640	5.20%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

	September 30, 2009
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(Dollars in thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$500	$15	$—	$515	4.00%
1 to 5 years	—	—	—	—	0.00%
5 to 10 years	9,300	4,009	—	13,309	10.38%
Over 10 years	—	—	—	—	0.00%
Mortgage-backed securities Agency pass-through certificates	2,105,227	82,041	(9)	2,187,259	5.77%

	2,115,027	86,065	(9)	2,201,083	5.79%

Held-to-maturity securities
Tax-exempt municipal bonds due
1 to 5 years	1,140	100	—	1,240	6.60%
5 to 10 years	—	—	—	—	0.00%
Over 10 years	6,295	445	—	6,740	5.72%
U.S. government and agency securities due
1 to 5 years	—	—	—	—	0.00%
Mortgage-backed securities Agency pass-through certificates	95,607	3,676	—	99,283	5.57%

	103,042	4,221	—	107,263	5.59%

	$2,218,069	$90,286	$(9)	$2,308,346	5.78%

During the period ending March 31, 2010, $368,309,000 of available-for-sale securities were sold, resulting in a gain of $20,428,000. There were no sales of available-for-sale securities during the period ending March 31, 2009.

Substantially all mortgage-backed securities have contractual due dates that exceed 10 years.

The following table shows the unrealized gross losses and fair value of securities at March 31, 2010, by length of time that individual securities in each category have been in a continuous loss position. Securities that were in a continuous loss position for 12 or more months as of March 31, 2010 totaled $450,000 in fair value, and consisted entirely of mortgage-backed securities. This decline represents only a 0.2% decline of the book value of these investments. Management believes that the declines in fair value of these investments were due to changes in market interest rates and lack of liquidity for these securities, not in estimated cash flows.

	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(Dollars in thousands)
U.S. agency securities	$(1,418)	$101,062	$—	$—	$(1,418)	$101,062
Agency pass-through certificates	(178)	120,572	(13)	450	(191)	121,022

	$(1,596)	$221,634	$(13)	$450	$(1,609)	$222,084

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

NOTE H – Resolution of Uncertain Tax Position

In regards to the February 2008 merger transaction with First Mutual as discussed in Note A of the 2009 Form 10-K, the Company resolved the matter with the IRS during the quarter ended March 31, 2010. As a result of the resolution, and in accordance with current GAAP, the $38,865,000 has been recognized as a tax benefit in the consolidated statement of operations.

NOTE I – Covered Assets

Covered assets represent loans and real estate held for sale acquired from the FDIC that are subject to the loss sharing agreements and were $654,637,000 as of March 31, 2010.

The Company evaluated the acquired loans and concluded that $493,434,000 of loans were impaired and would be accounted for under ASC 310-30. Loans are accounted for under ASC 310-30 when there is evidence of credit deterioration since origination and for which it is probable, at acquisition, that the Company would be unable to collect all contractually required payments. The following table reflects the carrying value of all acquired impaired and non-impaired loans as of March 31, 2010:

	Acquired Impaired Loans	Acquired Non-impaired Loans	Total
	(Dollars in thousands)
Single-family residential	$6,983	$53,304	$60,287
Construction - speculative	54,285	18,177	72,462
Construction - custom	1,665	—	1,665
Land - acquisition & development	133,972	35,306	169,278
Land - consumer lot loans	—	—	—
Multi-family	9,502	48,607	58,109
Commercial real estate	120,903	175,877	296,780
Commercial & industrial	70,465	61,177	131,642
HELOC	2,714	37,331	40,045
Consumer	2,119	2,076	4,195

Total covered loans	$402,608	$431,855	$834,463
Fair value discount			(212,782)

Covered loans, net			$621,681

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND SIX MONTHS ENDED MARCH 31, 2010 AND 2009

(UNAUDITED)

Changes in the carrying amount and accretable yield for acquired impaired and non-impaired loans were as follows for the six months ended March 31, 2010:

	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(Dollars in thousands)
Balance at beginning of period	$—	$—	$—	$—
Additions (1)	36,731	246,383	50,000	425,000
Accretion	(3,386)	3,386	(1,902)	1,902
Payments received, net	—	(17,627)	—	(37,363)

Balance at end of period	$33,345	$232,142	$48,098	$389,539

(1)	Represents the estimated fair value of the loans at the date of acquisition

The Bank has identified approximately $78,695,000 to submit for reimbursement to the FDIC under such loss-sharing agreements during the period from the acquisition date through March 31, 2010.

At March 31, 2010, none of the acquired impaired or non-impaired loans were classified as non-performing assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans. There was no allowance for loan losses related to the covered loans at March 31, 2010, as these loans are performing as anticipated in the projections used in the purchase accounting fair value calculations.

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

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate and hold for investment fixed-rate single-family residential (“SFR”) home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At March 31, 2010, the Company had a negative one-year maturity gap of approximately 21% of total assets, a decrease from the 23% negative one-year gap as of December 31, 2009 and the 33% negative one-year gap as of September 30, 2009. The decreases are due to increasing cash balances and the deposit accounts shifting into maturities beyond one year.

The interest rate spread decreased to 3.05% at March 31, 2010 from 3.17% at September 30, 2009. The spread decreased due to a higher proportion of lower yielding investment balances compared to total earning assets as deposit growth has exceeded loan growth. In addition, loan yields are lower as a result of repricing of variable-rate loans and refinancing of fixed-rate mortgages into historically low long-term interest rates. As of March 31, 2010, the weighted average rates on earning assets decreased by 40 basis points compared to September 30, 2009, while the weighted average rates on customer deposit accounts and borrowings decreased by 28 basis points over the same period.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 31, 2010, the Company had grown total assets by $1,220,237,000, or 9.7%, from $12,582,475,000 at September 30, 2009, including $1,133,589,000 in assets acquired during the Horizon transaction described in Note B. For the quarter ended March 31, 2010, compared to September 30, 2009, loans (both non-covered and covered) increased $326,736,000, or 3.6%, and investment securities increased $64,896,000, or 2.8%. Cash and cash equivalents of $919,825,000 and stockholders’ equity of $1,816,638,000 provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net worth at March 31, 2010 was $1,816,638,000, or 13.16%, of total assets. This was an increase of $71,153,000 from September 30, 2009 when net worth was $1,745,485,000, or 13.87%, of total assets. The increase in the Company’s net worth included $90,022,000 from net income and a $10,544,000 decrease in accumulated other comprehensive income. Net worth was also reduced by $11,208,000 of cash dividend payments.

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

					Well Capitalized Under Prompt Corrective Action Provisions
			Capital Adequacy Guidelines
	Actual
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(Dollars in thousands)
March 31, 2010
Total capital to risk-weighted assets	$1,587,328	22.03%	$576,349	8.00%	$720,437	10.00%
Tier I capital to risk-weighted assets	1,504,519	20.88%	N/A	N/A	432,262	6.00%
Core capital to adjusted tangible assets	1,504,519	11.17%	N/A	N/A	673,194	5.00%
Core capital to total assets	1,504,519	11.17%	403,916	3.00%	N/A	N/A
Tangible capital to tangible assets	1,504,519	11.17%	201,958	1.50%	N/A	N/A
September 30, 2009
Total capital to risk-weighted assets	1,469,857	21.57%	545,034	8.00%	681,293	10.00%
Tier I capital to risk-weighted assets	1,414,885	20.77%	N/A	N/A	408,776	6.00%
Core capital to adjusted tangible assets	1,414,885	11.56%	N/A	N/A	612,094	5.00%
Core capital to total assets	1,414,885	11.56%	367,257	3.00%	N/A	N/A
Tangible capital to tangible assets	1,414,885	11.56%	183,628	1.50%	N/A	N/A

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $75,980,000, or 3.5%, during the six months ended March 31, 2010, which included the purchase of $724,709,000 of available-for-sale investment securities. During the same period, $368,309,000 of available-for-sale securities were sold at a gain of $20,428,000. Included in these transactions were $52,473,000 of available-for-sale securities that were former Horizon assets that were sold with no material gain or loss. There were no purchases or sales of held-to-maturity securities in the same period. As of March 31, 2010, the Company had net unrealized gains on available-for-sale securities of $43,887,000, net of tax, which were recorded as part of stockholders’ equity. The Company increased its available-for-sale investment portfolio to partially invest additional customer deposits and replace some of the maturing or prepaying loans and mortgage-backed securities.

Loans receivable: During the six months ended March 31, 2010, the balance of loans receivable decreased 3.3% to $8,688,485,000 compared to $8,983,430,000 at September 30, 2009. This decrease is consistent with management’s strategy to reduce the Company’s exposure to land and construction loans and not aggressively compete for 30 year fixed-rate mortgages at current market rates. If the current low rates on 30 year fixed-rate mortgages persists, management will consider continuing to shrink its loan portfolio. The following table shows the loan portfolio by category for the last three quarters.

Covered loans: As described in Note B, the Company acquired loans from the Horizon transaction with a book value of $968,434,000, and recorded a $297,051,000 fair value adjustment related to these loans, for a net balance of $671,383,000. As of March 31, 2010, covered loans had decreased to $621,681,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Loan Portfolio by Category *

	September 30, 2009		December 31, 2009		March 31, 2010
	(Dollars in thousands)
Single-family residential	$6,785,723	72.3%	$6,755,256	72.8%	$6,684,914	73.5%
Construction - speculative	267,430	2.8	216,793	2.3	196,738	2.2
Construction - custom	258,839	2.8	266,537	2.9	268,407	3.0
Land - acquisition & development	519,130	5.5	479,353	5.2	408,029	4.5
Land - consumer lot loans	195,812	2.1	191,413	2.1	188,475	2.1
Multi-family	705,212	7.5	706,494	7.6	713,310	7.8
Commercial real estate	294,109	3.1	301,932	3.3	287,018	3.2
Commercial & industrial	119,019	1.3	111,356	1.2	107,700	1.2
HELOC	122,184	1.3	128,277	1.4	128,238	1.4
Consumer	120,081	1.3	111,869	1.2	103,960	1.1

	9,387,539	100%	9,269,280	100%	9,086,789	100%

Less:
Allowance for probable losses	166,836		190,549		194,553
Loans in Process	200,919		186,763		167,913
Deferred Net Origination Fees	36,354		36,435		35,838

	404,109		413,747		398,304

	$8,983,430		$8,855,533		$8,688,485

* Excludes covered loans

Non-performing assets: Non-performing assets, which excludes assets acquired in FDIC-assisted transactions as described in Note B, decreased during the quarter ended March 31, 2010 to $538,928,000 from $557,120,000 at September 30, 2009, a 3.27% decrease. A disproportionate share of the Company’s non-performing assets come from the land A&D and speculative construction portfolios. These assets have seen the largest declines in value in the loan portfolio. The continued elevated level of non-performing assets is attributable to the weakening economy and housing market throughout the Company’s eight state branch network. Non-performing assets as a percentage of total assets was 3.90% at March 31, 2010 compared to 4.43% at September 30, 2009. This level of non-performing assets is unprecedented in the Company’s 27 year history as a public company. The Company anticipates non-performing assets will continue to be elevated in the future until the residential real estate market stabilizes and values recover.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table sets forth information regarding restructured and non-accrual loans and REO held by the Company at the dates indicated.

	March 31, 2010		September 30, 2009
	(Dollars in thousands)
Restructured loans:
Single-family residential	$191,807	78.4%	$116,988	85.4%
Construction - speculative	11,772	4.8	6,235	4.6
Construction - custom	—	0.0	—	0.0
Land - acquisition & development	33,625	13.7	11,186	8.2
Land - consumer lot loans	6,160	2.5	2,485	1.8
Multi-family	1,379	0.6	—	0.0
Commercial real estate	—	0.0	—	0.0
Commercial & industrial	—	0.0	—	0.0
HELOC	78	0.0	—	0.0
Consumer	—	0.0	—	0.0

Total restructured loans (1)	244,821	100%	136,894	100%

Non-accrual loans:
Single-family residential	132,957	39.6%	116,268	30.6%
Construction - speculative	62,169	18.6	50,348	13.2
Construction - custom	—	0.0	—	0.0
Land - acquisition & development	113,136	33.8	187,061	49.2
Land - consumer lot loans	—	0.0	—	0.0
Multi-family	3,703	1.1	4,368	1.1
Commercial real estate	2,309	0.7	2,733	0.7
Commercial & industrial	19,683	5.9	18,823	5.0
HELOC	—	0.0	—	0.0
Consumer	915	0.3	656	0.2

Total non-accrual loans (2)	334,872	100%	380,257	100%

Total REO (3)	148,813		120,105
Total REHI (3)	55,243		56,758

Total non-performing assets	$538,928		$557,120

Total non-performing assets and performing restructured loans	$763,058		$674,354

Total non-performing assets and performing restructured loans as a percentage of total assets	5.53%		5.36%

(1) Restructured loans were as follows:
Performing	$224,130	91.5%	$117,234	85.6%
Non-accrual *	20,691	8.5%	19,660	14.4%

	$244,821	100.0%	$136,894	100.0%

* - Included in “Total non-accrual loans” above

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(2)	The Company recognized interest income on nonaccrual loans of approximately $8,673,000 in the six months ended March 31, 2010. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $21,418,000 for the six months ended March 31, 2010.

In addition to the nonaccrual loans reflected in the above table, at March 31, 2010, the Company had $310,070,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company’s ratio of total non-performing assets and performing restructured loans as a percent of total assets would have increased to 7.77% at March 31, 2010.

(3)	Total REO and REHI (included in real estate held for sale on the Statement of Financial Condition) includes real estate held for sale acquired in settlement of loans.

The largest effect of any restructured loan has largely been reserved for under the Company’s general reserve methodology as most (78.4% as of March 31, 2010) of the loans being modified are from our SFR loan portfolio. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

A loan that defaults and is subsequently modified would impact the Company’s delinquency trend, which is part of the QRF component of the general reserve calculation. Any modified loan that re-defaults and is charged-off would impact the HLF component of our general reserve calculation.

Allocation of the allowance for loan losses: The following table shows the allocation of the Company’s allowance for loan losses at the dates indicated.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	March 31, 2010			September 30, 2009
	Amount	Loans to Total Loans (1)	Coverage Ratio (2)	Amount	Loans to Total Loans (1)	Coverage Ratio (2)
	(Dollars in thousands)
Single-family residential	$39,364	73.5%	0.6%	$18,547	72.3%	0.3%
Construction - speculative	29,355	2.2	14.9	21,841	2.8	8.2
Construction - custom	289	3.0	0.1	81	2.8	0.0
Land - acquisition & development	94,919	4.5	23.3	104,569	5.5	20.1
Land - consumer lot loans	6,531	2.1	3.5	1,298	2.1	0.7
Multi-family	3,520	7.8	0.5	1,878	7.5	0.3
Commercial real estate	2,943	3.2	1.0	1,344	3.1	0.5
Commercial & industrial	10,899	1.2	10.1	7,327	1.3	6.2
HELOC	651	1.4	0.5	377	1.3	0.3
Consumer	6,082	1.1	5.9	9,574	1.3	8.0

	$194,553	100.0%		$166,836	100.0%

(1)	Represents the total amount of the loan category as a % of total non-covered loans outstanding.

(2)	Represents the allocated allowance of the loan category as a % of total gross non-covered loans outstanding for the same loan category.

Customer accounts: Customer accounts increased $1,124,342,000, or 14.3%, to $8,966,652,000 at March 31, 2010 compared with $7,842,310,000 at September 30, 2009. As described in Note B, the Company acquired $819,528,000 of deposits from the Horizon transaction. As of March 31, 2010, the balance of these accounts had decreased by $139,468,000, or 17.0%, to $680,060,000, which was included in the $8,966,652,000 period end balance. The decrease of $139,468,000 in Horizon balances, which was anticipated by the Company, is due to the nature of the transaction and the repricing of deposits to current market rates. Excluding the $680,060,000 of Horizon accounts at March 31, 2010, balances at legacy branches increased by $444,282,000, or 5.7%, which reflects the opportunity created in the marketplace by the failure and/or merger of several large institutions throughout the Company’s footprint. The following table shows the composition of the Company’s customer accounts as of the dates shown:

Deposits by Type	March 31, 2010			September 30, 2009
	(Dollars in thousands)
			Wtd. Avg. Rate			Wtd. Avg. Rate
Checking (noninterest)	$167,050	1.9%	0.00%	$119,654	1.5%	0.00%
NOW (interest)	513,969	5.7	0.51%	406,667	5.2	0.50%
Savings (passbook/stmt)	222,213	2.5	0.51%	197,025	2.5	0.50%
Money Market	1,483,569	16.5	0.87%	1,214,812	15.5	0.87%
CD’s	6,579,851	73.4	2.06%	5,904,152	75.3	2.37%

Total	$8,966,652	100%	1.70%	$7,842,310	100%	1.96%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

FHLB advances and other borrowings: Total borrowings decreased $6,695,000, or 0.2%, to $2,872,835,000 at March 31, 2010, compared with $2,879,530,000 at September 30, 2009. See “Interest Rate Risk” above.

RESULTS OF OPERATIONS

Throughout this document we will refer to net income, which is defined as net income available to common shareholders after the payment of preferred dividends.

Net Income: The quarter ended March 31, 2010, produced net income of $82,111,000 compared to $8,410,000 for the same quarter one year ago. For the six months ended March 31, 2010, net income totaled $90,022,000, which was an increase of $61,443,000 from the same period last year. The increase for the quarter and six months resulted primarily from the $54,789,000 after tax gain on the acquisition of Horizon and a $38,865,000 tax benefit related to the settlement of a contingent tax liability. In addition, during the six months ended March 31, 2010, the Company recognized a gain on sale of available-for-sale securities of $20,428,000. Offsetting these income items was a significant increase in the provision for loan losses, which increased $44,173,000, or 49.6%, to $133,173,000 for the six months ended March 31, 2010, as compared to the same period one year ago.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rate / Volume Analysis:

	Comparison of Quarters Ended 3/31/10 and 3/31/09			Comparison of Six Months Ended 3/31/10 and 3/31/09
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans and covered loans	$(3,290)	$(1,431)	$(4,721)	$(11,233)	$(8,354)	$(19,587)
Mortgaged-backed securities	(324)	(6,920)	(7,244)	5,202	(10,477)	(5,275)
Investments(1)	1,407	(576)	831	2,322	(1,462)	860

All interest-earning assets	(2,207)	(8,927)	(11,134)	(3,709)	(20,293)	(24,002)

Interest expense:
Customer accounts	8,620	(22,048)	(13,428)	14,416	(47,267)	(32,851)
FHLB advances and other borrowings	(4,011)	2,747	(1,264)	(9,897)	7,434	(2,463)

All interest-bearing liabilities	4,609	(19,301)	(14,692)	4,519	(39,833)	(35,314)

Change in net interest income	$(6,816)	$10,374	$3,558	$(8,228)	$19,540	$11,312

(1)	Includes interest on cash equivalents and dividends on FHLB stock

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Provision for Loan Losses: The Company recorded a $63,423,000 provision for loan losses during the quarter ended March 31, 2010, while a $54,000,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $538,928,000, or 3.90%, of total assets at March 31, 2010, compared to $492,131,000, or 4.01%, of total assets one year ago. The Company had net charge-offs of $59,419,000 for the quarter ended March 31, 2010 compared with $15,711,000 of net charge-offs for the same quarter one year ago. This significant increase in the provision for loan losses is in response to three primary factors: first, the overall deterioration in the housing market in general in the Company’s eight western state territory, second, the significant increase in the combined balance of non-performing assets in the land A&D and speculative construction portfolios, and finally, the material increase in net charge-offs for the quarter. Management believes that higher non-performing assets and charge-offs may continue going forward until the housing market begins to recover. Similarly, management expects the provision to remain at elevated levels until non-performing assets and charge-offs improve.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	Quarter Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning balance	$190,549	$104,835	$166,836	$85,058
Charge-offs:
Single-family residential	10,034	2,155	16,205	5,235
Construction - speculative	6,935	2,536	15,550	7,039
Construction - custom	—	180	95	180
Land - acquisition & development	39,720	6,021	68,901	9,578
Land - consumer lot loans	497	420	828	1,140
Multi-family	225	670	225	670
Commercial real estate	128	—	128	—
Commercial & industrial	1,080	2,032	1,464	4,203
HELOC	—	—	69	—
Consumer	1,845	1,982	3,745	3,339

	60,464	15,996	107,210	31,384
Recoveries:
Single-family residential	38	10	127	12
Construction - speculative	322	—	524	—
Construction - custom	—	—	—	—
Land - acquisition & development	242	—	275	16
Land - consumer lot loans	—	—	—	—
Multi-family	—	—	—	—
Commercial real estate	1	—	2	—
Commercial & industrial	212	170	367	214
HELOC	—	—	—	—
Consumer	230	105	459	208

	1,045	285	1,754	450
Net charge-offs	59,419	15,711	105,456	30,934
Provision for loan losses	63,423	54,000	133,173	89,000
Acquired reserves	—	—	—	—

Ending balance	$194,553	$143,124	$194,553	$143,124

Ratio of net charge-offs to average non-covered loans outstanding	0.67%	0.16%	1.18%	0.32%

The ratio of net charge-offs to average non-covered loans outstanding on our largest loan category, SFR mortgages, remains relatively low at 24 basis points through March 31, 2010. The same ratio was 26 basis points at September 30, 2009.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Income: The quarter ended March 31, 2010 produced total other income of $91,054,000 compared to $4,388,000 for the same quarter one year ago, an increase of $86,666,000. The quarter ended March 31, 2010, included an $85,608,000 gain on the acquisition of Horizon (see Note B).

Other Expense: The quarter ended March 31, 2010, produced total other expense of $39,961,000 compared to $25,061,000 for the same quarter one year ago, a 59.5% increase. The increase in total other expense over the same comparable period one year ago was primarily due to two factors. The first was an increase in compensation and benefits of $10,339,000, which included the addition of Horizon employees, as well as the accrual of a performance bonus for employees resulting from the significant growth in earnings. The second factor was the $3,688,000 increase in FDIC insurance premiums incurred by the Company. Total other expense for the quarters ended March 31, 2010 and 2009 equaled 1.19% and .81%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 1,275 and 1,113 at March 31, 2010 and 2009, respectively.

Taxes: Income taxes decreased $20,110,000, or 331.1%, for the quarter ended March 31, 2010, when compared to the same period one year ago. This decrease was the result of a $38,865,000 tax benefit related to the settlement of a contingent tax liability, as discussed in Note H. The effective tax rate for the quarter ended March 31, 2010, was -21.13% due to the tax benefit, compared to 35.54% for the same period one year ago. If the $38,865,000 was excluded, the effective tax rate would have been 36.50% for the quarter ended March 31, 2010. The Company expects an effective tax rate of 36.00% going forward.

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

The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended March 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2010 to January 31, 2010	—	$—	—	2,888,314
February 1, 2010 to February 28, 2010	—	—	—	2,888,314
March 1, 2010 to March 31, 2010	—	—	—	2,888,314

Total	—	—	—	2,888,314

(1)	The Company’s only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 21,956,264 shares have been authorized for repurchase.

Item 3.	Defaults Upon Senior Securities

Not applicable

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART II – Other Information

Item 5.	Other Information

The Annual Meeting of Stockholders of Washington Federal, Inc. was held on January 20, 2010. The two items voted upon by shareholders included the election of three directors, each for a three-year term, and the ratification of the appointment of Deloitte & Touche LLP as the independent registered public accountants for fiscal year 2010. The results of the voting were as follows:

	Votes Cast		Votes Withheld	Total Votes Cast
	For	Against
Election of Directors
Derek L. Chinn - 3-year term	87,789,775	—	808,206	88,597,981
Thomas J. Kelley - 3-year term	87,809,808	—	788,173	88,597,981
Barbara L. Smith - 3-year term	87,800,070	—	797,911	88,597,981

Ratify appointment of Deloitte & Touche LLP	102,655,597	315,191	119,041	103,089,829

Item 6.	Exhibits

(a)	Exhibits

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2010	/s/ Roy M. Whitehead
ROY M. WHITEHEAD
Chairman, President and Chief Executive Officer

May 10, 2010	/s/ Brent J. Beardall
BRENT J. BEARDALL
Executive Vice President and Chief
Financial Officer