Form 10-Q
period 2010-06-30
WASHINGTON FEDERAL INC
filed 2010-08-06
CIK 936528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at August 2, 2010
Common stock, $1.00 par value	112,473,960

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I

Item 1.	Financial Statements (Unaudited)

The Condensed Consolidated Financial Statements of Washington Federal, Inc. and Subsidiaries filed as a part of the report are as follows:

	Consolidated Statements of Financial Condition as of June 30, 2010 and September 30, 2009	Page 3

	Consolidated Statements of Operations for the quarter and nine months ended June 30, 2010 and 2009	Page 4

	Consolidated Statements of Cash Flows for the nine months ended June 30, 2010 and 2009	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 31

Item 4.	Controls and Procedures	Page 32

PART II

Item 1.	Legal Proceedings	Page 33

Item 1A.	Risk Factors	Page 33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 35

Item 3.	Defaults Upon Senior Securities	Page 35

Item 5.	Other Information	Page 35

Item 6.	Exhibits	Page 36

	Signatures	Page 37

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	June 30, 2010	September 30, 2009
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents	$1,128,943	$498,388
Available-for-sale securities, including encumbered securities of $871,704 and $860,655, at fair value	2,255,787	2,201,083
Held-to-maturity securities, including encumbered securities of $65,472 and $80,717, at amortized cost	85,220	103,042
Loans receivable, net	8,577,791	8,983,430
Covered loans, net	558,593	0
Interest receivable	49,995	53,288
Premises and equipment, net	160,098	133,477
Real estate held for sale	180,786	176,863
Covered real estate held for sale	45,699	0
FDIC indemnification asset	154,247	0
FHLB stock	151,746	144,495
Intangible assets, net	258,120	256,797
Federal and state income taxes, net	9,928	0
Other assets	92,942	31,612

	$13,709,895	$12,582,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Savings and demand accounts	$8,831,525	$7,786,467
Repurchase agreements with customers	55,222	55,843

	8,886,747	7,842,310
FHLB advances	2,067,444	2,078,930
Other borrowings	800,000	800,600
Advance payments by borrowers for taxes and insurance	24,175	38,376
Federal and state income taxes, net	0	18,075
Accrued expenses and other liabilities	95,782	58,699

	11,874,148	10,836,990
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 129,546,736 and 129,320,072 shares issued; 112,474,412 and 112,247,748 shares outstanding	129,547	129,320
Paid-in capital	1,578,132	1,574,555
Accumulated other comprehensive income, net of taxes	55,028	54,431
Treasury stock, at cost; 17,072,324 shares	(208,985)	(208,985)
Retained earnings	282,025	196,164

	1,835,747	1,745,485

	$13,709,895	$12,582,475

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
INTEREST INCOME
Loans & covered loans	$141,744	$141,120	$421,513	$440,477
Mortgage-backed securities	21,790	27,919	70,169	81,572
Investment securities and cash equivalents	3,837	762	6,394	2,459

	167,371	169,801	498,076	524,508

INTEREST EXPENSE
Customer accounts	37,682	44,062	111,865	151,095
FHLB advances and other borrowings	30,404	31,486	92,120	95,665

	68,086	75,548	203,985	246,760

Net interest income	99,285	94,253	294,091	277,748
Provision for loan losses	20,736	52,200	153,909	141,200

Net interest income after provision for loan losses	78,549	42,053	140,182	136,548
OTHER INCOME
Gain on FDIC-assisted transaction	0	0	85,608	0
Gain on sale of investments	0	959	20,428	959
Other	5,154	4,386	14,409	12,949

	5,154	5,345	120,445	13,908
OTHER EXPENSE
Compensation and benefits	16,756	14,522	54,570	43,165
Occupancy	3,711	3,215	10,358	9,748
FDIC premiums	4,874	6,779	13,313	8,243
Other	7,536	6,417	21,574	19,424

	32,877	30,933	99,815	80,580
Loss on real estate acquired through foreclosure, net	(31,031)	(4,786)	(60,386)	(7,745)

Income before income taxes	19,795	11,679	100,426	62,131
Income tax provision (benefit)	7,127	5,646	(2,264)	23,564

NET INCOME	12,668	6,033	102,690	38,567

Preferred dividends accrued	0	3,533	0	7,488

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$12,668	$2,500	$102,690	$31,079

PER SHARE DATA
Basic earnings	$.11	$.03	$.91	$.35
Diluted earnings	.11	.03	.91	.35
Cash dividends per share	.05	.05	.15	.15
Basic weighted average number of shares outstanding	112,470,205	88,047,527	112,424,364	88,011,571
Diluted weighted average number of shares outstanding, including dilutive stock options	112,705,160	88,082,467	112,693,009	88,043,422

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	June 30, 2010	June 30, 2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$102,690	$31,079
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of fees, discounts, premiums and intangible assets, net	83,628	3,285
Depreciation	4,200	3,825
Stock option compensation expense	922	900
Provision for loan losses	153,909	141,200
Loss on investment securities and real estate held for sale, net	39,958	6,596
Gain on FDIC-assisted transaction	(85,608)	0
Decrease in accrued interest receivable	7,024	2,390
Decrease in income taxes payable	(28,350)	(51,049)
FHLB stock dividends	(4)	(14)
Increase in other assets	(59,778)	(10,843)
Decrease in accrued expenses and other liabilities	(66,101)	(19,635)

Net cash provided by operating activities	152,490	107,734
CASH FLOWS FROM INVESTING ACTIVITIES
Loans originated	(1,108,325)	(1,303,787)
Loan principal repayments	1,376,973	1,498,603
Other changes in loans, net	(82,833)	(99,542)
FHLB stock redemption	0	394
Available-for-sale securities purchased	(1,001,644)	(753,902)
Principal payments and maturities of available-for-sale securities	643,263	349,159
Available-for-sale securities sold	368,309	16,000
Principal payments and maturities of held-to-maturity securities	17,972	14,983
Net cash received from acquisition	111,684	0
Proceeds from sales of real estate held for sale	103,323	72,258
Premises and equipment purchased	(8,838)	(4,214)

Net cash provided (used) by investing activities	419,784	(210,048)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts	224,909	501,441
Net decrease in borrowings	(137,138)	(288,209)
Proceeds from exercise of common stock options	1,757	32
Dividends paid	(16,829)	(13,848)
Proceeds from Employee Stock Ownership Plan	0	809
Proceeds from issuance of preferred stock and related warrants	0	200,000
Repurchase of preferred stock	0	(200,000)
Decrease in advance payments by borrowers for taxes and insurance	(14,418)	(14,480)

Net cash provided by financing activities	58,281	185,745
Increase in cash and cash equivalents	630,555	83,431
Cash and cash equivalents at beginning of period	498,388	82,600

Cash and cash equivalents at end of period	$1,128,943	$166,031

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Non-covered real estate acquired through foreclosure	$192,091	$156,297
Covered real estate acquired through foreclosure	24,459	0
Cash paid during the period for
Interest	203,754	252,991
Income taxes	27,489	77,742

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTER AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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

The loans and foreclosed real estate purchased are covered by two loss share agreements between the FDIC and the Bank (one for single family loans and the other for all other loans and foreclosed real estate), which affords the Bank significant loss protection. Under the loss share agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $536 million and 95% of losses in excess of that amount. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries. The losses reimbursable by the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the loss share agreements. As a result of the loss sharing agreements with the FDIC, the Bank recorded a receivable of $228 million at the time of acquisition. To account for the transaction, the balance sheet now has three new line items, as follows:

•	“Covered loans” represents the loans acquired from Horizon recorded at their estimated fair market value;

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

QUARTER AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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

Based on the initial purchase accounting adjustments described above, the Company recorded a pre-tax gain of $86 million related to the FDIC-assisted transaction during the second fiscal quarter. The amount of the gain is equal to the excess of the fair value of the recorded assets over the fair value of liabilities assumed. The amounts recorded in the financial statements relating to this transaction are estimates and subject to change as the purchase accounting is finalized in the future.

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

The operating results for the period ended June 30, 2010 include the results of the acquired assets and liabilities for the period from January 8, 2010 through June 30, 2010. Accretion and amortization of various purchase accounting discounts and premiums were recorded in the period ending June 30, 2010 and are included in other income and other expense.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

QUARTER AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

The net assets acquired and the resulting bargain purchase gain are presented in the following table:

	Received from FDIC	Fair Value Adjustments	Recorded by WFSL (1)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$70,870	$0	$70,870
Available-for-sale securities	62,341	4	62,345
Loans receivable, net	968,434	(297,051)	671,383
Interest receivable	3,731	0	3,731
Premises and equipment, net	21,983	0	21,983
Real estate held for sale	32,150	(2,949)	29,201
FDIC indemnification asset, net	0	227,500	227,500
Intangible assets, net	0	3,064	3,064
Other assets	1,552	0	1,552

Total assets	1,161,061	(69,432)	1,091,629

Liabilities:
Customer accounts	819,528	0	819,528
FHLB advances	124,546	506	125,052
Advances by borrowers	217	0	217
Other liabilities	81,737	21,447	103,184

Total liabilities	1,026,028	21,953	1,047,981

Net assets acquired	$135,033	($91,385)	$43,648

Aggregate fair value adjustments		($91,385)

Net assets acquired			$43,648
Cash received from FDIC			40,814
Receivable due from FDIC			1,146

Pre-tax gain on Horizon acquistion			$85,608

(1)	As of January 8, 2010

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

QUARTER AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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

NOTE C - Dividends

On July 23, 2010 the Company paid its 110th consecutive quarterly cash dividend on common stock. Dividends per share were $.05 for the quarters ended June 30, 2010 and 2009.

NOTE D - Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities. Total comprehensive income for the quarters ended June 30, 2010 and 2009 totaled $23,809,000 and $(3,939,000), respectively. Total comprehensive income for the nine months ended June 30, 2010 and 2009 totaled $103,287,000 and $70,667,000, respectively. The difference between the Company’s net income and total comprehensive income for the nine months ended June 30, 2010 was $597,000, which equals the change in the net unrealized gain on available-for-sale securities of $944,000, less tax of $347,000. In addition, $13,518,000 of net unrealized gain on available-for-sale securities were included in comprehensive income for the nine months ended June 30, 2010, which included $12,921,000 of gain on sale of investments reclassified into earnings for the same period.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

QUARTER AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

NOTE E – Allowance for Losses on Loans

The following table summarizes the activity in the allowance for loan losses for the periods ended June 30, 2010 and 2009:

	Quarter Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$194,553	$143,124	$166,836	$85,058
Provision for loan losses	20,736	52,200	153,909	141,200
Charge-offs	(42,638)	(34,015)	(149,847)	(65,399)
Recoveries	776	386	2,529	836
Acquired reserves	0	0	0	0

Balance at end of period	$173,427	$161,695	$173,427	$161,695

In comparison to the process used for the period ending June 30, 2009, the Company enhanced its general reserve allowance calculation to be more reflective of the current economic environment. Changes included shortening the look-back period for determining historical loss factors (“HLF”) and modifying the methodology to give more weighting to risks by asset type rather than geographic exposure. In addition to utilizing the HLF to calculate the general reserve, the Company utilizes a qualitative risk factor (“QRF”), which is determined by loan type and allows management to augment reserve levels to reflect the current environment and portfolio performance trends.

By shortening the look-back period the Company has taken into account the current housing environment where home values have declined substantially from the housing peak of 2007. We monitor delinquency trends as well as regional economic conditions including employment and housing values when determining the QRF.

The Company recorded a $20,736,000 provision for loan losses during the quarter ended June 30, 2010, while a $52,200,000 provision was recorded for the same quarter one year ago. Non-performing assets (“NPAs”) amounted to $473,121,000, or 3.45%, of total assets at June 30, 2010, compared to $605,882,000, or 5.03%, of total assets one year ago. Loans that were classified as non-performing loans by Horizon are no longer classified as non-performing because, at acquisition, the carrying value of these loans was adjusted to reflect fair value and are covered under the FDIC loss sharing agreements. Management believes that the new book value reflects an amount that will ultimately be collected (see Note B). The Company had net charge-offs of $41,862,000 for the quarter ended June 30, 2010, compared with $33,629,000 of net charge-offs for the same quarter one year ago. The decrease in the provision for loan losses is in response to four primary factors: first, the improvement in the amount of NPAs year-over-year described at the beginning of this paragraph; second, non-accrual loans decreased from $492,294,000 at June 30, 2009, to $292,335,000 at June 30, 2010, a 40.7% decrease; third, the percentage of loans 30 days or more delinquent decreased from 5.69% at June 30, 2009, to 3.95% at June 30, 2010; and finally, the Company’s exposure in the land acquisition and development (“A&D”) and speculative construction portfolios, where the majority of losses have come from during this period of the cycle, has decreased from a combined 9.7% of the gross loan portfolio at June 30, 2009, to 5.9% at June 30, 2010. It should be noted that the decrease in the provision was partially offset by the $26,245,000 increase in loss on REO. Management expects the provision to remain at elevated levels until NPAs and charge-offs improve measurably. $89,759,000 of the allowance was calculated under the formulas contained in our methodology and the remaining $83,668,000 was made up of specific reserves on loans that were deemed to be impaired at June 30, 2010. For the period ending June 30, 2009, $51,979,000 of the allowance was calculated under the formulas contained in our methodology and the remaining $109,716,000 was made up of specific reserves on loans that were deemed to be impaired.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

QUARTER AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

At June 30, 2010, the Company’s recorded investment in impaired loans was $503,179,000, of which $241,834,000 had specific reserves of $83,668,000. At September 30, 2009, the Company’s recorded investment in impaired loans was $531,817,000, of which $318,543,000 had specific reserves of $107,375,000.

The following table shows a summary of impaired loans and the allowance for loan losses:

	9/30/2008	9/30/2009	6/30/2010
	(Dollars in thousands)
General allowance	$56,162	$59,461	$89,759
Specific allowance	28,896	107,375	83,668

	85,058	166,836	173,427

Total impaired loans	134,438	531,817	503,179
Impaired loans with specific reserve	(98,654)	(318,543)	(241,834)
Restructured loans subject to the general reserve	0	(112,089)	(199,560)

Impaired loans without a specific reserve or general reserve	35,784	101,185	61,785

Gross non-covered loans	9,912,672	9,387,539	8,956,436
Total impaired loans	(134,438)	(531,817)	(503,179)
Restructured loans subject to the general reserve	0	112,089	199,560

Non-covered loans subject to general reserve (non-impaired loans and restructured loans subject to the general reserve)	$9,778,234	$8,967,811	$8,652,817

General reserve as % of non-covered loans not evaluated individually for impairment	0.57%	0.66%	1.04%

NOTE F – New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 860-10, Transfers and Servicing. The objective of this guidance is to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and the transferor’s continuing involvement, if any, in transferred financial assets. This guidance was effective for financial asset transfers occurring after December 31, 2009. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

QUARTER AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

In June 2009, the FASB issued ASC 810-10, Consolidation. The objective of this guidance is to improve financial reporting by entities involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance was effective as of January 1, 2010. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

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

In April 2010, the FASB issued Accounting Standards Update 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool that is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force. Diversity in practice has developed on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring. The objective of this guidance is to address the diversity in practice regarding such modifications. This guidance will be effective for modifications of loans accounted for within a pool that occur during the period ending September 30, 2010 and thereafter. The adoption of this guidance is not expected to be material to the Company’s consolidated financial statements.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

QUARTER AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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

The following table presents the balance of assets measured at fair value on a recurring basis at June 30, 2010:

	Fair Value at June 30, 2010
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available-for-sale securities
Equity securities	$0	$522	$0	$522
Obligations of U.S. government	0	432,315	0	432,315
Obligations of states and political subdivisions	0	0	0	0
Obligations of foreign governments	0	0	0	0
Corporate debt securities	0	0	0	0
Mortgage-backed securities Agency pass-through certificates	0	1,822,950	0	1,822,950
Other debt securities	0	0	0	0

Balance at end of period	$0	$2,255,787	$0	$2,255,787

There were no transfers between, into and/or out of Levels 1, 2 or 3 during the nine months ended June 30, 2010.

Measured on a Nonrecurring Basis

Impaired Loans & Real Estate Held for Sale

From time to time, and on a nonrecurring basis, fair value adjustments to collateral dependent loans and real estate held for sale are recorded to reflect write-downs of principal balances based on the current appraised or estimated value of the collateral.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

QUARTER AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

Real estate held for sale consists principally of properties acquired through foreclosure.

The following table presents the aggregated balance of assets measured at estimated fair value on a nonrecurring basis through the nine months ended June 30, 2010, and the total losses resulting from those fair value adjustments for the quarter and nine months ended June 30, 2010. The following estimated fair values are shown gross of estimated selling costs:

	Through June 30, 2010				Quarter Ended June 30, 2010	Nine Months Ended June 30, 2010
	Level 1	Level 2	Level 3	Total	Total Losses	Total Losses
	(Dollars in thousands)
Impaired loans (1)	$0	$0	$420,077	$420,077	$8,371	$77,815
Real estate held for sale (2)	0	0	168,441	168,441	28,006	76,947

Balance at end of period	$0	$0	$588,518	$588,518	$36,377	$154,762

(1)	The loss represents remeasurements of collateral dependent loans.
(2)	The loss represents aggregate writedowns and charge-offs on real estate held for sale.

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at June 30, 2010.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

QUARTER AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

	June 30, 2010		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$1,128,943	$1,128,943	$498,388	$498,388
Available-for-sale securities:
Equity securities	521	521	0	0
Obligations of U.S. government	432,315	432,315	13,824	13,824
Obligations of states and political subdivisions	0	0	0	0
Obligations of foreign governments	0	0	0	0
Corporate debt securities	0	0	0	0
Mortgage-backed securities
Agency pass-through certificates	1,822,951	1,822,951	2,187,259	2,187,259
Other debt securities	0	0	0	0

Total available-for-sale securities	2,255,787	2,255,787	2,201,083	2,201,083
Held-to-maturity securities:
Equity securities	0	0	0	0
Obligations of U.S. government	0	0	0	0
Obligations of states and political subdivisions	7,055	7,388	7,435	7,980
Obligations of foreign governments	0	0	0	0
Corporate debt securities	0	0	0	0
Mortgage-backed securities
Agency pass-through certificates	78,165	82,830	95,607	99,283
Other debt securities	0	0	0	0

Total held-to-maturity securities	85,220	90,218	103,042	107,263
Loans receivable	8,577,791	9,060,358	8,983,430	9,223,038
Covered loans	558,593	558,593	0	0
FDIC indemnification asset	154,247	154,247	0	0
FHLB stock	151,746	151,746	144,495	144,495

Financial liabilities
Customer accounts	8,886,747	8,949,215	7,842,310	7,861,129
FHLB advances and other borrowings	2,867,444	3,001,575	2,879,530	2,968,519

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

QUARTER AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

Covered loans – These loans were recorded at estimated fair value on the acquisition date and at June 30, 2010, carrying value approximates fair value.

FDIC indemnification asset – The indemnification asset is considered to have a fair value that approximates its carrying value.

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

Reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities:

	June 30, 2010
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(Dollars in thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$500	$21	$0	$521	4.00%
1 to 5 years	70,000	258	0	70,258	2.00%
5 to 10 years	258,905	3,769	(617)	262,057	3.07%
Over 10 years	100,000	0	0	100,000	3.25%
Mortgage-backed securities
Agency pass-through certificates	1,739,381	83,598	(28)	1,822,951	5.60%

	2,168,786	87,646	(645)	2,255,787	5.07%

Held-to-maturity securities
Tax-exempt municipal bonds due
Within 1 year	0	0	0	0	0.00%
1 to 5 years	3,045	226	0	3,271	5.63%
5 to 10 years	4,010	107	0	4,117	5.50%
Over 10 years	0	0	0	0	0.00%
U.S. government and agency securities due
1 to 5 years	0	0	0	0	0.00%
Mortgage-backed securities
Agency pass-through certificates	78,165	4,665	0	82,830	5.58%

	85,220	4,998	0	90,218	5.58%

	$2,254,006	$92,644	($645)	$2,346,005	5.09%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

QUARTER AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

	September 30, 2009
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(Dollars in thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$500	$15	$0	$515	4.00%
1 to 5 years	0	0	0	0	0.00%
5 to 10 years	9,300	4,009	0	13,309	10.38%
Over 10 years	0	0	0	0	0.00%
Mortgage-backed securities
Agency pass-through certificates	2,105,227	82,041	(9)	2,187,259	5.77%

	2,115,027	86,065	(9)	2,201,083	5.79%

Held-to-maturity securities
Tax-exempt municipal bonds due
1 to 5 years	1,140	100	0	1,240	6.60%
5 to 10 years	0	0	0	0	0.00%
Over 10 years	6,295	445	0	6,740	5.72%
U.S. government and agency securities due
1 to 5 years	0	0	0	0	0.00%
Mortgage-backed securities
Agency pass-through certificates	95,607	3,676	0	99,283	5.57%

	103,042	4,221	0	107,263	5.59%

	$2,218,069	$90,286	($9)	$2,308,346	5.78%

During the period ending June 30, 2010, $368,309,000 of available-for-sale securities were sold, resulting in a gain of $20,428,000. $16,000,000 of available-for-sale securities were sold during the period ending June 30, 2009, resulting in a gain of $959,000.

Substantially all mortgage-backed securities have contractual due dates that exceed 10 years.

The following table shows the unrealized gross losses and fair value of securities at June 30, 2010, by length of time that individual securities in each category have been in a continuous loss position. Securities that were in a continuous loss position for 12 or more months as of June 30, 2010 totaled $163,000 in fair value, and consisted entirely of mortgage-backed securities. This decline represents only a 0.2% decline of the book value of these investments. Management believes that the declines in fair value of these investments were due to changes in market interest rates and lack of liquidity for these securities, not in estimated cash flows.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

QUARTER AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(Dollars in thousands)
U.S. agency securities	($617)	$148,988	$0	$0	($617)	$148,988
Agency pass-through certificates	(19)	13,503	(9)	163	(28)	13,666

	($636)	$162,491	($9)	$163	($645)	$162,654

NOTE H – Resolution of Uncertain Tax Position

In regards to the February 2008 merger transaction with First Mutual as discussed in Note A of the 2009 Form 10-K, the Company resolved the matter with the IRS during the quarter ended March 31, 2010. As a result of the resolution, and in accordance with current GAAP, $38,865,000 has been recognized as a tax benefit in the consolidated statement of operations. This tax benefit decreased the Company’s effective tax rate for the nine months ended June 30, 2010 by 38.70%. The Company expects an effective tax rate of 36.00% going forward.

NOTE I – Covered Assets

Covered assets represent loans and real estate held for sale acquired from the FDIC that are subject to the loss sharing agreements and were $604,292,000 as of June 30, 2010.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

QUARTER AND NINE MONTHS ENDED JUNE 30, 2010 AND 2009

(UNAUDITED)

The Company evaluated the acquired loans and concluded that $493,434,000 of loans were impaired and would be accounted for under ASC 310-30 as of January 8, 2010. Loans are accounted for under ASC 310-30 when there is evidence of credit deterioration since origination and for which it is probable, at acquisition, that the Company would be unable to collect all contractually required payments. The following table reflects the carrying value of all acquired impaired and non-impaired loans as of June 30, 2010:

	Acquired Impaired Loans	Acquired Non-impaired Loans	Total
	(Dollars in thousands)
Single-family residential	$5,890	$61,051	$66,941
Construction - speculative	9,963	10,367	20,330
Construction - custom	10,051	643	10,694
Land - acquisition & development	81,799	26,718	108,517
Land - consumer lot loans	499	1,439	1,938
Multi-family	14,900	42,311	57,211
Commercial real estate	156,873	188,116	344,989
Commercial & industrial	49,250	44,685	93,935
HELOC	1,920	26,533	28,453
Consumer	1,942	2,056	3,998

Total covered loans	$333,087	$403,919	737,006
Discount			(178,413)

Covered loans, net			$558,593

Changes in the carrying amount and accretable yield for acquired impaired and non-impaired loans were as follows for the nine months ended June 30, 2010:

	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(Dollars in thousands)
Balance at beginning of period	$0	$0	$0	$0
Additions (1)	36,731	246,383	50,000	425,000
Accretion	(6,624)	6,624	(4,957)	4,957
Transfers to REO	0	(24,459)	0	0
Payments received, net	0	(32,728)	0	(67,184)

Balance at end of period	$30,107	$195,820	$45,043	$362,773

(1)	Represents the estimated fair value of the loans at the date of acquisition

At June 30, 2010, none of the acquired impaired or non-impaired loans were classified as non-performing assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans. There was no allowance for loan losses related to the covered loans at June 30, 2010, as these loans are performing as anticipated in the projections used in the purchase accounting fair value calculations.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q includes certain “forward-looking statements,” as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. Actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding the Company’s intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to: general economic conditions; legislative and regulatory changes, including without limitation the potential effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations to be promulgated thereunder; monetary fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; cost of funds; demand for loan products; demand for financial services; competition; changes in the quality or composition of the Company’s loan and investment portfolios; changes in accounting principles; policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees, including without limitation the Bank’s ability to comply in a timely and satisfactory manner with the requirements of the memorandum of understanding entered into with the Office of Thrift Supervision. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

GENERAL

Washington Federal, Inc. (“Company”) is a savings and loan holding company. The Company’s primary operating subsidiary is Washington Federal Savings.

INTEREST RATE RISK

The Company assumes a high level of interest rate risk as a result of its policy to originate and hold for investment fixed-rate single-family residential (“SFR”) home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At June 30, 2010, the Company had a negative one-year maturity gap of approximately 23% of total assets, which was an increase from the 21% negative one-year gap as of March 31, 2010, and lower than the 33% negative one-year gap as of September 30, 2009. The fiscal year to date decrease is due to increasing cash balances and deposit accounts moving into maturities beyond one year.

The interest rate spread decreased to 2.99% at June 30, 2010 from 3.17% at September 30, 2009. The spread decreased due to a higher proportion of lower yielding investment balances compared to total earning assets as deposit growth has exceeded loan growth. In addition, loan yields are lower as a result of refinancing of fixed-rate mortgages into historically low long-term interest rates. As of June 30, 2010, the weighted average rate on earning assets decreased by 51 basis points compared to September 30, 2009, while the weighted average rates on customer deposit accounts and borrowings decreased by 33 basis points over the same period.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2010, the Company had grown total assets by $1,127,420,000, or 8.9%, from $12,582,475,000 at September 30, 2009, including $1,133,589,000 in assets acquired on January 8, 2010 from the Horizon transaction described in Note B. For the quarter ended June 30, 2010, compared to September 30, 2009, loans (both non-covered and covered) increased $152,954,000, or 1.7%, and investment securities increased $36,882,000, or 1.6%. Cash and cash equivalents of $1,128,943,000 and stockholders’ equity of $1,835,747,000 provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net worth at June 30, 2010 was $1,835,747,000, or 13.39%, of total assets. This was an increase of $90,262,000 from September 30, 2009 when net worth was $1,745,485,000, or 13.87%, of total assets. The increase in the Company’s net worth included $102,690,000 from net income. Net worth was reduced by $16,829,000 of cash dividend payments.

Management believes this strong net worth position will help the Company manage its interest rate risk and provide the capital support needed for controlled growth in a regulated environment. To be categorized as well capitalized, Washington Federal Savings must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Actual		Capital Adequacy Guidelines		Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(Dollars in thousands)
June 30, 2010
Total capital to risk-weighted assets	$1,604,621	22.71%	$565,145	8.00%	$706,431	10.00%
Tier I capital to risk-weighted assets	1,518,120	21.49%	N/A	N/A	423,859	6.00%
Core capital to adjusted tangible assets	1,518,120	11.36%	N/A	N/A	668,375	5.00%
Core capital to total assets	1,518,120	11.36%	401,025	3.00%	N/A	N/A
Tangible capital to tangible assets	1,518,120	11.36%	200,512	1.50%	N/A	N/A
September 30, 2009
Total capital to risk-weighted assets	1,469,857	21.57%	545,034	8.00%	681,293	10.00%
Tier I capital to risk-weighted assets	1,414,885	20.77%	N/A	N/A	408,776	6.00%
Core capital to adjusted tangible assets	1,414,885	11.56%	N/A	N/A	612,094	5.00%
Core capital to total assets	1,414,885	11.56%	367,257	3.00%	N/A	N/A
Tangible capital to tangible assets	1,414,885	11.56%	183,628	1.50%	N/A	N/A

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $54,704,000, or 2.5%, during the nine months ended June 30, 2010, which included the purchase of $1,001,644,000 of available-for-sale investment securities. During the same period, $368,309,000 of available-for-sale securities were sold at a gain of $20,428,000. Included in these transactions were $52,473,000 of available-for-sale securities that were former Horizon assets that were sold with no material gain or loss. There were no purchases or sales of held-to-maturity securities in the same period. As of June 30, 2010, the Company had net unrealized gains on available-for-sale securities of $55,028,000, net of tax, which were recorded as part of stockholders’ equity. The Company increased its available-for-sale investment portfolio to partially invest additional customer deposits and replace some of the maturing or prepaying loans and mortgage-backed securities.

Loans receivable: During the nine months ended June 30, 2010, the balance of loans receivable decreased 4.5% to $8,577,791,000 compared to $8,983,430,000 at September 30, 2009. This decrease is consistent with management’s strategy to reduce the Company’s exposure to land and construction loans and not aggressively compete for 30 year fixed-rate mortgages at current market rates. If the current low rates on 30 year fixed-rate mortgages persists, management will consider continuing to shrink its loan portfolio. The following table shows the loan portfolio by category for the last three quarters.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Covered loans: As described in Note B, the Company acquired loans from the Horizon transaction with a book value of $968,434,000, and recorded a $297,051,000 fair value adjustment related to these loans, for a net balance of $671,383,000. As of June 30, 2010, covered loans had decreased to $558,593,000.

Loan Portfolio by Category *	September 30, 2009		March 31, 2010		June 30, 2010
	(Dollars in thousands)
Single-family residential	$6,785,723	72.3%	$6,684,914	73.5%	$6,632,333	74.1%
Construction - speculative	267,430	2.8	196,738	2.2	180,523	2.0
Construction - custom	258,839	2.8	268,407	3.0	275,509	3.1
Land - acquisition & development	519,130	5.5	408,029	4.5	343,567	3.8
Land - consumer lot loans	195,812	2.1	188,475	2.1	187,548	2.1
Multi-family	705,212	7.5	713,310	7.8	707,784	7.9
Commercial real estate	294,109	3.1	287,018	3.2	312,186	3.5
Commercial & industrial	119,019	1.3	107,700	1.2	96,227	1.1
HELOC	122,184	1.3	128,238	1.4	119,540	1.3
Consumer	120,081	1.3	103,960	1.1	101,219	1.1

	9,387,539	100%	9,086,789	100%	8,956,436	100%

Less:
Allowance for probable losses	166,836		194,553		173,427
Loans in process	200,919		167,913		169,423
Deferred net origination fees	36,354		35,838		35,795

	404,109		398,304		378,645

	$8,983,430		$8,688,485		$8,577,791

*	Excludes covered loans

Non-performing assets: Non-performing assets, which excludes assets acquired in FDIC-assisted transactions as described in Note B, decreased during the quarter ended June 30, 2010 to $473,121,000 from $557,120,000 at September 30, 2009, a 15.08% decrease. A disproportionate share of the Company’s NPAs come from the land A&D and speculative construction portfolios. These assets have seen the largest declines in value in the loan portfolio. The continued elevated level of NPAs is attributable to the weakening economy and housing market throughout the Company’s eight state branch network. Non-performing assets as a percentage of total assets was 3.45% at June 30, 2010 compared to 4.43% at September 30, 2009. This level of NPAs remains significantly higher than the 0.77% average in the Company’s 27 year history as a public company. The Company anticipates NPAs will continue to be elevated in the future until the residential real estate market stabilizes and values recover.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth information regarding restructured and non-accrual loans and REO held by the Company at the dates indicated.

	June 30, 2010		September 30, 2009
	(Dollars in thousands)
Restructured loans:
Single-family residential	$205,684	78.2%	$116,988	85.4%
Construction - speculative	9,685	3.7	6,235	4.6
Construction - custom	0	0.0	0	0.0
Land - acquisition & development	34,404	13.1	11,186	8.2
Land - consumer lot loans	6,975	2.7	2,485	1.8
Multi-family	4,898	1.9	0	0.0
Commercial real estate	0	0.0	0	0.0
Commercial & industrial	959	0.4	0	0.0
HELOC	78	0.0	0	0.0
Consumer	0	0.0	0	0.0

Total restructured loans (1)	262,683	100%	136,894	100%

Non-accrual loans:
Single-family residential	136,867	46.7%	116,268	30.6%
Construction - speculative	51,186	17.5	50,348	13.2
Construction - custom	0	0.0	0	0.0
Land - acquisition & development	74,183	25.4	187,061	49.2
Land - consumer lot loans	0	0.0	0	0.0
Multi-family	3,167	1.1	4,368	1.1
Commercial real estate	6,036	2.1	2,733	0.7
Commercial & industrial	20,258	6.9	18,823	5.0
HELOC	0	0.0	0	0.0
Consumer	638	0.2	656	0.2

Total non-accrual loans (2)	292,335	100%	380,257	100%

Total REO (3)	149,305		120,105
Total REHI (3)	31,481		56,758

Total non-performing assets	$473,121		$557,120

Total non-performing assets and performing restructured loans	$698,091		$674,354

Total non-performing assets and performing restructured loans as a percentage of total assets	5.09%		5.36%

(1) Restructured loans were as follows:
Performing	$224,970	85.6%	$117,234	85.6%
Non-accrual *	37,713	14.4	19,660	14.4

	$262,683	100%	$136,894	100%

* - Included in “Total non-accrual loans” above

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(2)

The Company recognized interest income on nonaccrual loans of approximately $4,549,000 in the nine months ended June 30, 2010. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $15,108,000 for the nine months ended June 30, 2010.

In addition to the nonaccrual loans reflected in the above table, at June 30, 2010, the Company had $286,284,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company’s ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 7.18% at June 30, 2010.

(3)	Total REO and REHI (included in real estate held for sale on the Statement of Financial Condition) includes real estate held for sale acquired in settlement of loans.

Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Company about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 78% of restructured loans as of June 30, 2010. The concession for these loans is typically a payment reduction through a rate reduction of from 200 to 250 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. The subsequent default rate on restructured single-family mortgage loans has been approximately 15% since inception of the program in November 2008. Concessions for construction (3.7%), land A&D (13.1%) and multi-family loans (1.9%) are typically an extension of maturity combined with a rate reduction of normally 100 bps. The subsequent default rate on restructured commercial loans has been less than 10% since December 2009.

For commercial loans, six consecutive payments on newly restructured loan terms are required prior to returning the loan to accrual status. In some instances after the required six consecutive payments are made, a management assessment will conclude that collection of the entire principal balance is still in doubt. In those instances, the loan will remain on non-accrual. Homogeneous loans may or may not be on accrual status at the time of restructuring, but all are placed on accrual status upon the restructuring of the loan. Homogenous loans are restructured only if the borrower can demonstrate the ability to meet the restructured payment terms; otherwise, collection is pursued and the loan remains on non-accrual status until liquidated. If the homogenous restructured loan does not perform it will be placed in non-accrual status when it is 90 days delinquent.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	June 30, 2010			September 30, 2009
	Amount	Loans to Total Loans (1)	Coverage Ratio (2)	Amount	Loans to Total Loans (1)	Coverage Ratio (2)
	(Dollars in thousands)
Single-family residential	$44,142	74.1%	0.7%	$18,547	72.3%	0.3%
Construction - speculative	30,533	2.0	15.5	21,841	2.8	8.2
Construction - custom	298	3.1	0.1	81	2.8	0.0
Land - acquisition & development	75,477	3.8	18.5	104,569	5.5	20.1
Land - consumer lot loans	3,110	2.1	1.7	1,298	2.1	0.7
Multi-family	4,320	7.9	0.6	1,878	7.5	0.3
Commercial real estate	2,967	3.5	1.0	1,344	3.1	0.5
Commercial & industrial	6,100	1.1	5.7	7,327	1.3	6.2
HELOC	662	1.3	0.5	377	1.3	0.3
Consumer	5,818	1.1	5.6	9,574	1.3	8.0

	$173,427	100.0%		$166,836	100.0%

(1)	Represents the total amount of the loan category as a % of total non-covered loans outstanding.
(2)	Represents the allocated allowance of the loan category as a % of total gross non-covered loans outstanding for the same loan category.

Customer accounts: Customer accounts increased $1,044,437,000, or 13.3%, to $8,886,747,000 at June 30, 2010 compared with $7,842,310,000 at September 30, 2009. As described in Note B, the Company acquired $819,528,000 of deposits from the Horizon transaction. As of June 30, 2010, the balance of these accounts had decreased by $153,059,000, or 18.7%, to $666,469,000, which was included in the $8,886,747,000 period end balance. The decrease of $153,059,000 in Horizon balances, which was anticipated by the Company, is due to the nature of the transaction and the repricing of deposits to current market rates. Excluding the $666,469,000 of Horizon accounts at June 30, 2010, balances at legacy branches increased by $377,968,000, or 4.8%, which reflects the opportunity created in the marketplace by the failure and/or merger of several large institutions throughout the Company’s footprint. The following table shows the composition of the Company’s customer accounts as of the dates shown:

Deposits by Type	June 30, 2010			September 30, 2009
	(Dollars in thousands)
			Wtd. Avg. Rate			Wtd. Avg. Rate
Checking (noninterest)	$178,800	2.0%	0.00%	$119,654	1.5%	0.00%
NOW (interest)	494,844	5.6	0.49%	406,667	5.2	0.50%
Savings (passbook/stmt)	230,256	2.6	0.51%	197,025	2.5	0.50%
Money Market	1,610,080	18.1	0.89%	1,214,812	15.5	0.87%
CD’s	6,372,767	71.7	1.99%	5,904,152	75.3	2.37%

Total	$8,886,747	100%	1.63%	$7,842,310	100%	1.96%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FHLB advances and other borrowings: Total borrowings decreased $12,086,000, or 0.4%, to $2,867,444,000 at June 30, 2010, compared with $2,879,530,000 at September 30, 2009. See “Interest Rate Risk” above.

RESULTS OF OPERATIONS

Throughout this document we will refer to net income, which is defined as net income available to common shareholders after the payment of preferred dividends.

Net Income: The quarter ended June 30, 2010, produced net income of $12,668,000 compared to $2,500,000 for the same quarter one year ago. For the nine months ended June 30, 2010, net income totaled $102,690,000, which was an increase of $71,611,000 from the same period last year. The increase for the quarter and nine months resulted primarily from the $54,789,000 after tax gain on the acquisition of Horizon and a $38,865,000 tax benefit related to the settlement of a contingent tax liability. In addition, during the nine months ended June 30, 2010, the Company recognized a gain on sale of available-for-sale securities of $20,428,000. Offsetting these income items was a significant increase in the provision for loan losses, which increased $12,709,000, or 9.0%, to $153,909,000 for the nine months ended June 30, 2010, as compared to the same period one year ago. In addition, losses recognized on real estate acquired through foreclosure was $60,386,000 for the nine months ended June 30, 2010 as compared to $7,745,000 for the same period one year ago.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rate / Volume Analysis:

	Comparison of Quarters Ended 6/30/10 and 6/30/09			Comparison of Nine Months Ended 6/30/10 and 6/30/09
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income:
Loans and covered loans	($2,591)	$3,215	$624	($13,726)	($5,238)	($18,964)
Mortgaged-backed securities	(1,441)	(4,688)	(6,129)	3,870	(15,273)	(11,403)
Investments (1)	2,551	524	3,075	4,707	(772)	3,935

All interest-earning assets	(1,481)	(949)	(2,430)	(5,149)	(21,283)	(26,432)

Interest expense:
Customer accounts	6,917	(13,297)	(6,380)	21,573	(60,803)	(39,230)
FHLB advances and other borrowings	(2,779)	1,697	(1,082)	(12,834)	9,289	(3,545)

All interest-bearing liabilities	4,138	(11,600)	(7,462)	8,739	(51,514)	(42,775)

Change in net interest income	($5,619)	$10,651	$5,032	($13,888)	$30,231	$16,343

(1)	Includes interest on cash equivalents and dividends on FHLB stock

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Loan Losses: The Company recorded a $20,736,000 provision for loan losses during the quarter ended June 30, 2010, while a $52,200,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $473,121,000, or 3.45%, of total assets at June 30, 2010, compared to $605,882,000, or 5.03%, of total assets one year ago. The Company had net charge-offs of $41,862,000 for the quarter ended June 30, 2010 compared with $33,630,000 of net charge-offs for the same quarter one year ago. The decrease in the provision for loan losses is in response to four primary factors: first, the improvement in the amount of NPAs year-over-year described at the beginning of this paragraph; second, non-accrual loans decreased from $492,294,000 at June 30, 2009, to $292,335,000 at June 30, 2010, a 40.7% decrease; third, the percentage of loans 30 days or more delinquent decreased from 5.69% at June 30, 2009, to 3.95% at June 30, 2010; and finally, the Company’s exposure in the land A&D and speculative construction portfolios, where the majority of losses have come from during this period of the cycle, has decreased from a combined 9.7% of the gross loan portfolio at June 30, 2009, to 5.9% at June 30, 2010. It should be noted that the decrease in the provision was partially offset by the $26,245,000 increase in loss on REO. Management expects the provision to remain at elevated levels until NPAs and charge-offs improve measurably.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	Quarter Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning balance	$194,553	$143,124	$166,836	$85,058
Charge-offs:
Single-family residential	6,121	3,902	22,325	9,136
Construction - speculative	3,987	4,220	19,537	11,259
Construction - custom	0	0	95	180
Land - acquisition & development	24,319	17,756	93,221	27,336
Land - consumer lot loans	453	454	1,282	1,594
Multi-family	422	278	647	948
Commercial real estate	98	0	226	0
Commercial & industrial	5,937	5,701	7,400	9,903
HELOC	0	35	69	35
Consumer	1,301	1,669	5,046	5,008

	42,638	34,015	149,848	65,399
Recoveries:
Single-family residential	9	11	136	23
Construction - speculative	0	2	524	2
Construction - custom	11	0	11	0
Land - acquisition & development	41	0	316	16
Land - consumer lot loans	0	0	0	0
Multi-family	0	0	0	0
Commercial real estate	1	0	3	0
Commercial & industrial	344	213	711	428
HELOC	0	0	0	0
Consumer	370	160	829	367

	776	386	2,530	836
Net charge-offs	41,862	33,629	147,318	64,563
Provision for loan losses	20,736	52,200	153,909	141,200
Acquired reserves	0	0	0	0

Ending balance	$173,427	$161,695	$173,427	$161,695

Ratio of net charge-offs to average non-covered loans outstanding	0.48%	0.36%	1.66%	0.68%

The ratio of net charge-offs to average non-covered loans outstanding on our largest loan category, SFR mortgages, remains relatively low at 33 basis points through June 30, 2010. The same ratio was 26 basis points at September 30, 2009.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income: The quarter ended June 30, 2010 produced total other income of $5,154,000 compared to $5,345,000 for the same quarter one year ago, a decrease of $191,000.

Other Expense: The quarter ended June 30, 2010, produced total other expense of $32,877,000 compared to $30,933,000 for the same quarter one year ago, a 6.28% increase. The increase in total other expense over the same comparable period one year ago was primarily due to an increase in compensation and benefits of $2,234,000, which included the addition of Horizon employees. Total other expense for the quarters ended June 30, 2010 and 2009 equaled 0.96% and 1.01%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 1,235 and 1,095 at June 30, 2010 and 2009, respectively.

Taxes: Income taxes increased $1,481,000, or 26.2%, for the quarter ended June 30, 2010, when compared to the same period one year ago. The effective tax rate for the quarter ended June 30, 2010, was 36.00%, compared to 48.34% for the same period one year ago. The Company expects an effective tax rate of 36.00% going forward.

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

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

Financial reform legislation will, among other things, eliminate the Office of Thrift Supervision (“OTS”), tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that may increase our costs of operations.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. It requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Act may not be known for many months or years.

One change that is particularly significant to the Company and the Bank is the abolition of the OTS, their historical federal financial institution regulator, effective one year from the enactment date (with the possibility of a six-month extension). After the agency is abolished, supervision and regulation of the Company will move to the Board of Governors of the Federal Reserve System (“Federal Reserve”) and supervision and regulation of the Bank will move to the Office of the Comptroller of the Currency (“OCC”). Except as described below, however, the laws and regulations applicable to the Company and the Bank will not generally change — the Home Owners Loan Act and the regulations issued under the Act will generally still apply (although these laws and regulations will be interpreted by the Federal Reserve and the OCC, respectively).

In addition, the Company for the first time will be subject to consolidated capital requirements and will be required to serve as a source of strength to the Bank. The Bank will be subject to the same lending limits as national banks. At this time, we do not anticipate that being subject to any of these provisions will have a material effect on the Company or the Bank.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART II – Other Information

Item 1A.	Risk Factors

The Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. This could result in an increase in deposit insurance assessments to be paid by the Bank. The Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts will have unlimited deposit insurance from December 31, 2010 through December 31, 2012. The Federal Reserve will also be adopting a rule addressing interchange fees applicable to debit card transactions that is expected to lower fee income generated from this source. At this time, we do not anticipate that being subject to any of these provisions will have a material effect on the Company or the Bank.

The Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates for election as directors using a company’s proxy materials. The legislation also directs the federal financial institution regulatory agencies to promulgate rules prohibiting excessive compensation being paid to financial institution executives.

The Act creates a new Consumer Financial Protection Bureau to take over responsibility for the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others, with broad rule-making, supervisory and examination authority in this area over institutions that have assets of $10 billion or more, such as the Bank. The Act also narrows the scope of federal preemption of state laws related to federally chartered institutions.

Many of the provisions of the Act will not become effective until a year or more after its enactment and, if required, the adoption and effectiveness of implementing regulations. In addition, the scope and impact of many of the Act’s provisions will be determined through the rulemaking process. As a result, we cannot predict the ultimate impact of the Act on the Company or the Bank at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. Nor can we predict the impact or substance of other future legislation or regulation. However, it is expected that at a minimum they will increase our operating and compliance costs.

The Bank has entered into a memorandum of understanding with the OTS that will entail compliance costs. Failure to comply with the memorandum of understanding could result in formal enforcement action or regulatory constraints on the Bank.

On July 28, 2010, the Bank entered into a memorandum of understanding with the OTS that requires the Bank to take a number of actions, including among other things: (1) develop a written enterprise risk management program; (2) enhance policies and procedures with respect to construction lending, portfolio valuation and interest rate risk management; (3) develop action plans and programs in the areas of consumer compliance, fair lending, information technology, business continuity and information security; and (4) monitor the Bank’s performance results against its business plan. The memorandum of understanding does not affect dividend policy or require additional capital. Management believes that it is already in compliance with a number of the measures required by the memorandum of understanding and also believes that the Bank will be able to complete any other requirements within the specified timeframes, although compliance will be determined by the OTS and not by us. Compliance with the memorandum of understanding will increase the Bank’s non-interest expenses in amounts that are not expected to, but may be, material to our results of operations. The memorandum of understanding and the factors that gave rise to it also may have the effect of limiting or delaying our ability or plans to expand strategically. Moreover, a material failure to comply with the memorandum of understanding could subject the Bank to additional regulatory scrutiny or result in a formal enforcement action or constraints on the Bank’s business, any of which could have a material adverse effect on future results of operations, financial condition, growth objectives or other aspects of our business. The requirements of the memorandum of understanding will remain in effect until the OTS decides to terminate, suspend or modify it.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART II – Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended June 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2010 to April 30, 2010	—	$—	—	2,888,314
May 1, 2010 to May 31, 2010	—	—	—	2,888,314
June 1, 2010 to June 30, 2010	—	—	—	2,888,314

Total	—	—	—	2,888,314

(1)

The Company’s only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 21,956,264 shares have been authorized for repurchase.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 5.	Other Information

Not applicable

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART II – Other Information

Item 6.	Exhibits

(a)	Exhibits

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

101	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2010	/s/ ROY M. WHITEHEAD
ROY M. WHITEHEAD Chairman, President and Chief Executive Officer

August 6, 2010	/s/ BRENT J. BEARDALL
BRENT J. BEARDALL Executive Vice President and Chief Financial Officer