Form 10-K
period 2010-09-30
WASHINGTON FEDERAL INC
filed 2010-11-16
CIK 936528

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010.

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 31, 2010, the aggregate market value of the 111,686,848 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 768,211 shares held by all directors and executive officers of the Registrant as a group, was $2,269,476,751. This figure is based on the closing sale price of $20.32 per share of the Registrant’s Common Stock on March 31, 2010, as reported by Bloomberg.

Number of shares of Common Stock outstanding as of November 11, 2010: 112,520,571

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:

(1) Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2010, are incorporated into Part II, Items 5-8 and Part III, Item 12 of this Form 10-K.

(2) Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 19, 2011 are incorporated into Part III, Items 10-14 of this Form 10-K.

PART I

This Annual Report on Form 10-K and the documents into which it may be incorporated by reference may contain, and from time to time our management may make, certain statements that constitute forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent the current expectations, plans or forecasts of the Company and are based on the beliefs and assumptions of the management of the Company and the information available to management at the time that these disclosures were prepared. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Company’s forward-looking statements.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this report, including under Item 1A. “Risk Factors,” and in any of the Company’s other subsequent Securities and Exchange Commission filings:

•	the Bank’s ability to comply with the terms of its memorandum of understanding with the OTS

•

negative economic conditions, including sharp declines in the real estate market, home sale volumes and financial stress on borrowers as a result of the uncertain economic environment, that adversely affect our borrowers and their customers, and may adversely affect our financial condition and results of operations;

•	the severe effects of the continued economic downturn, including high unemployment rates and severe declines in housing prices and property values, in our primary market areas;

•	fluctuations in interest rate risk and changes in market interest rates, which may negatively affect the Company’s results of operations and financial conditions;

•

the Company’s ability to make accurate assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the assets securing these loans;

•

legislative and regulatory limitations, including those arising under the Dodd-Frank Wall Street Reform Act and potential limitations in the manner in which we conduct our business and undertake new investments and activities;

•	changes in other economic, competitive, governmental, regulatory, and technological factors affecting the Company’s markets, operations, pricing, products, services and fees; and

•	the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond the Company’s control.

All forward-looking statements speak only as of the date on which such statements are made, and Washington Federal undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, changes to future operating results over time, or the impact of circumstances that arise after the date the forward-looking statement was made.

Item 1.	Business

General

Washington Federal, Inc., formed in November 1994, is a Washington corporation headquartered in Seattle, Washington. The Company is a non-diversified unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act (“HOLA”) that conducts its operations through a federally insured savings and loan association subsidiary, Washington Federal Savings (“Bank”). As used throughout this report, the terms “Washington Federal” or the “Company” refer to Washington Federal, Inc. and its consolidated subsidiaries.

The Company, doing business as Washington Federal, is a federally-chartered savings and loan association that began operations in Washington as a state-chartered mutual company in 1917. In 1935, the Company converted to a federal charter and became a member of the Federal Home Loan Bank (“FHLB”) system. On November 9, 1982, Washington Federal Savings converted from a federal mutual to a federal capital stock company.

The Company’s fiscal year end is September 30th. All references to 2010, 2009 and 2008 represent balances as of September 30, 2010, September 30, 2009 and September 30, 2008, or activity for the fiscal years then ended, respectively.

The business of Washington Federal consists primarily of attracting deposits from the general public and investing these funds in loans of various types, including first lien mortgages on single-family dwellings, construction loans, land acquisition and development loans, loans on multi-family and other income producing properties, home equity loans and business loans. It also invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations. Washington Federal has 160 full service branches located in Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. Through its subsidiaries, the Company is engaged in real estate investment and insurance brokerage activities.

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

The Company’s growth has been generated both internally and as a result of 14 acquisitions. Six of those acquisitions involved government assistance in some form. In February 2008, the Company completed its acquisition of First Mutual Bancshares, Inc. First Mutual Bancshares was the holding company for First Mutual Bank, a Washington-chartered savings bank, headquartered in Bellevue, Washington.

On January 8, 2010, the Company acquired certain assets and liabilities, including most of the loans and deposits, of Horizon Bank, headquartered in Bellingham, Washington (“Horizon”) from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Horizon. Horizon operated through eighteen full-service offices, four commercial loan centers and four real estate loan centers in Washington. Through consolidation with existing Washington Federal branches, there was a net increase of 10 branches as a result of the Horizon acquisition.

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

The Company is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision (“OTS”), as its chartering authority and primary federal regulator, and by the Federal Deposit Insurance Corporation (“FDIC”), which insures its deposits up to applicable limits. Such regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the deposits and the Deposit Insurance Fund (“DIF”) administered by the FDIC. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OTS, the FDIC or the U.S. Congress, could have a significant impact on the Company and its operations. See “Regulation” section below.

Average Statements of Financial Condition

	Year Ended September 30,
	2008			2009			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)
Assets
Loans (1)	$9,013,671	$599,878	6.66%	$9,422,953	$579,244	6.15%	$9,215,231	$561,069	6.09%
Mortgage-backed securities	1,565,590	88,425	5.65	1,974,954	109,486	5.54	1,989,979	91,775	4.61
Investment securities (2)	214,871	11,408	5.31	212,490	2,634	1.24	1,103,888	10,709	.97
FHLB stock	140,569	1,717	1.22	144,522	410	.28	149,103	7	.00

Total interest-earning assets	10,934,701	701,428	6.41	11,754,919	691,774	5.88	12,458,201	663,560	5.33
Other assets	381,090			499,324			915,566

Total assets	$11,315,791			$12,254,243			$13,373,767

Liabilities and Stockholders’ Equity
Checking accounts	$473,999	6,813	1.44%	494,152	3,144	.64%	644,999	2,299	.36%
Passbook and statement accounts	197,448	2,724	1.38	192,141	1,441	.75	215,629	1,192	.55
Insured money market accounts	996,164	25,571	2.57	1,232,723	16,488	1.34	1,475,920	12,029	.82
Certificate accounts (time deposits)	5,032,005	224,114	4.45	5,525,855	169,301	3.06	6,255,530	130,552	2.09
Repurchase agreements with customers	15,787	547	3.46	38,922	1,061	2.73	46,112	288	.62
FHLB advances	2,022,596	94,048	4.65	2,243,242	94,804	4.23	2,070,843	92,400	4.46
Securities sold under agreements to repurchase	803,825	34,260	4.26	800,000	31,061	3.88	800,000	29,869	3.73
Other borrowings	296,529	9,564	3.23	191,989	1,327	.69	9,479	472	4.98

Total interest-bearing liabilities	9,838,353	397,641	4.04	10,719,024	318,627	2.97	11,518,512	269,101	2.34
Other liabilities	120,584			116,929			44,511

Total liabilities	9,958,937			10,835,953			11,563,023
Stockholders’ equity	1,356,854			1,418,290			1,810,744

Total liabilities and stockholders’ equity	$11,315,791			$12,254,243			$13,373,767

Net interest income/Interest rate spread		$303,787	2.37%		$373,147	2.91%		$394,459	2.99%

Net interest margin (3)			2.78%			3.17%			3.17%

(1)	The average balance of loans includes nonaccruing loans and covered loans, interest on which is recognized on a cash basis. It also includes net accretion of deferred loan fees and costs of $12.7 million, $11.5 million and $10.2 million for years 2008, 2009 and 2010, respectively.
(2)	Includes cash equivalents and repurchase agreements.
(3)	Net interest income divided by average interest-earning assets.

Lending Activities

General. The Company’s net portfolio of loans totaled $8.4 billion at September 30, 2010, representing approximately 62% of its total assets. The Company concentrates its lending activities on the origination of conventional mortgage loans, which are loans that are neither insured nor guaranteed by agencies of the United States government.

Washington Federal’s lending activity is concentrated on the origination of loans secured by real estate, including long-term fixed-rate mortgage loans, adjustable-rate construction loans, adjustable-rate land development loans, fixed-rate multi-family loans and business loans.

The following table sets forth the composition of the Company’s gross loan portfolio, by loan type, as of September 30 for the years indicated.

	2006		2007		2008		2009		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
					(In thousands)
Loans(3):
Single-family residential	$5,416,501	70.3%	$6,067,194	69.4%	$6,868,956	69.5%	$6,785,723	72.3%	$6,551,837	74.8%
Construction – speculative (2)	716,828	9.3	707,503	8.1	439,616	4.4	267,430	2.8	169,712	1.9
Construction – custom (2)	373,534	4.9	328,929	3.8	317,894	3.2	258,839	2.8	256,384	2.9
Land – acquisition and development (1)	517,969	6.7	755,577	8.6	724,421	7.3	519,130	5.5	307,230	3.5
Land – consumer lot loans	148,842	1.9	159,001	1.8	210,816	2.1	195,812	2.1	186,840	2.1
Multi-family	527,719	6.9	558,846	6.4	683,508	6.9	705,212	7.5	697,351	7.9
Commercial Real Estate	—	—	112,659	1.3	282,138	2.8	294,109	3.1	315,915	3.6
Commercial & Industrial	—	—	23,251	.3	151,844	1.5	119,019	1.3	83,070	.9
HELOC	—	—	13,690	.2	80,407	.8	122,184	1.3	116,143	1.3
Consumer	—	—	10,377	.1	153,072	1.5	120,081	1.3	92,624	1.1

GROSS LOANS	$7,701,393	100.0%	$8,737,027	100.0%	$9,912,672	100.0%	$9,387,539	100.0%	$8,777,106	100.0%
Less LIP, Allowance and net def. costs & fees	(622,950)		(548,749)		(411,052)		(404,109)		(353,403)

NET LOANS	$7,078,443		$8,188,278		$9,501,620		$8,983,430		$8,423,703

(1)	Represents loans to builders / intended occupants for the purpose of financing the acquisition and development of single-family residences.
(2)	Represents loans to builders / intended occupants for the purpose of financing the construction of single-family or multi-family residences.
(3)	Excludes Covered Loans

The following table sets forth the composition of the Company’s covered loan portfolio, by loan type, as of September 30, for the year indicated. There were no covered loans in the years prior to the acquisition of Horizon Bank on January 8, 2010.

	2010
	Amount	%
	(In thousands)
Loans:
Single-family residential	$66,735	9.7%
Construction – speculative	30,354	4.4
Construction – custom	6,969	1.0
Land – acquisition and development	103,596	15 .0
Land – consumer lot loans	1,824	.1
Multi-family	55,324	8.1
Commercial Real Estate	310,470	45.1
Commercial & Industrial	83,520	12.1
HELOC	26,588	3.9
Consumer	3,911	.6

GROSS LOANS	$689,291	100.0%
Discount	(154,817)

NET COVERED LOANS	$534,474

The following table summarizes the scheduled contractual gross loan maturities for the Company’s total loan portfolio due for the periods indicated as of September 30, 2010. Amounts are presented prior to deduction of discounts, premiums, loans in process, deferred net loan origination fees and allowance for loan losses. Adjustable-rate loans are shown in the period in which loan principal payments are contractually due.

Contractual Maturities (excludes covered loans):

	Total	Less than 1 Year	1 to 5 Years	After 5 Years
	(In thousands)
Single-family residential	$6,551,837	$96,685	$104,326	$6,350,826
Construction – speculative	169,712	155,880	13,832	—
Construction – custom	256,384	2,246	592	253,546
Land – acquisition and development	307,230	289,355	15,425	2,450
Land – consumer lot loans	186,840	13,433	26,414	146,993
Multi-family	697,351	3,363	317,394	376,594
Commercial Real Estate	315,915	60,488	101,487	153,940
Commercial & Industrial	83,070	54,997	25,419	2,654
HELOC	116,143	108	1,895	114,140
Consumer	92,624	2,035	19,028	71,561

	$8,777,106	$678,590	625,812	$7,472,704
Loans maturing after one year:
Adjustable-rate	$708,743
Fixed-rate	7,389,773

Total	$8,098,516

The original contractual loan payment period for residential mortgage loans originated by the Company normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans have a weighted average life of from four to eight years.

Lending Programs and Policies. The Company’s principal lending activity is the origination of real estate mortgage loans to purchase or refinance single-family residences. The Company also originates a significant number of construction and land development loans, along with multi-family residential and commercial loans. At September 30, 2010, single-family residential loans totaled $6.6 billion, or 74.8% of the Company’s gross loan portfolio; construction- speculative loans totaled $170 million, or 1.9% of the Company’s gross loan portfolio; construction – custom loans totaled $256 million, or 2.9% of the Company’s gross loan portfolio; land acquisition and development loans totaled $307 million, or 3.5% of the Company’s gross loan portfolio; land – consumer lot loans totaled $187 million, or 2.1% of the Company’s gross loan portfolio; multi-family loans totaled $697 million, or 7.9% of the Company’s gross loan portfolio; commercial real estate loans totaled $316 million, or 3.6% of the Company’s gross loan portfolio; commercial and industrial loans totaled $83 million, or .9% of the Company’s gross loan portfolio; HELOC loans totaled $116 million, or 1.3% of the Company’s gross loan portfolio and consumer loans totaled $93 million, or 1.1% of the Company’s gross loan portfolio.

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

Federal guidelines limit the amount of a real estate loan made by a federally-chartered savings institution, such as Washington Federal Savings, to a specified percentage of the value of the property securing the loan as determined by an evaluation at the time the loan is originated, referred to as the loan-to-value ratio. The guidelines provide that at the time of origination a real estate loan may not exceed 100% of the value of the security property. Maximum loan-to-value ratios for each type of real estate loan are established by the Company’s Board of Directors. When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, Washington Federal considers the additional risk inherent with these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total balance for loans with loan-to-value ratios exceeding 80% at origination as of September 30, 2010, was $541 million, with allocated reserves of $4.0 million.

Construction loans. The Company originates construction loans to finance construction of single-family and multi-family residences as well as commercial properties. These loans to builders are generally indexed to the Prime rate and normally have maturities of two years or less. Loans made to individuals for construction of their home generally are 30 year fixed rate loans. The Company’s policies provide that construction loans may be made for 80% or less of the appraised value of the property upon completion for residential construction loans. As a result of activity over the past three decades, the Company believes that it is a construction lender of choice by builders of single-family residences in its primary market areas. Because of this history, the Company has developed a staff with in-depth land development and construction experience and working relationships with builders that have been selected based on their operating histories and financial stability.

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

Loans secured by multi-family residential real estate generally involve a greater degree of credit risk than single-family residential loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. The Company seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property’s income and debt service ratio. The Company generally limits its multi-family residential loans to $8.0 million on any one loan.

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

Consumer loans. Through its two most recent acquisitions prior to Horizon, the Company obtained its portfolio of $93 million of consumer loans. These loans are primarily home improvement loans made through third party originators that bear interest at rates of 10% and higher. Due to the nature of these loans the average charge off rate has been 3 to 5% per year. After extensive review of this program, the Company decided in fiscal 2009 to cease origination of these consumer loans, as the risk profile did not match with the Company’s long term business plan. The Company will continue to service the portfolio until the balances are repaid.

Home equity loans. The Company makes revolving line of credit loans to consumers that are secured by a first or second mortgage on a single family residence. The interest rates on these loans adjust monthly indexed to Prime. Loan-to-value ratios are limited to 75% or less. Terms are a ten year draw period followed by a fifteen year amortization period.

Origination and Purchase of Loans. The Company has general authority to lend anywhere in the United States; however, its primary lending areas are within the states of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas.

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

The Company also purchases loans and mortgage-backed securities when lending rates and mortgage volume for new loan originations in its market area do not fulfill its needs. The table below shows total loan origination, purchase and repayment activities on non-covered loans of the Company for the years indicated.

	2006	2007	2008	2009	2010
	(In thousands)
Loans originated (1, 3):
Single-family residential	$718,915	$827,270	$857,334	$855,212	$583,429
Construction – speculative	704,314	518,024	218,145	102,630	132,328
Construction – custom	385,084	337,575	303,844	262,952	276,057
Land – Acquisition & Development	398,669	443,793	148,221	45,425	31,179
Land – Consumer Lot Loans	59,869	42,299	25,909	14,681	11,334
Multi-family	135,496	98,453	105,805	97,621	49,179
Commercial Real Estate	—	16,266	66,876	117,447	59,600
Commercial & Industrial	—	10,320	187,748	243,240	272,102
HELOC	—	5,074	63,855	85,755	59,084
Consumer	—	2,871	96,438	15,497	3,241

Total loans originated	2,402,347	2,301,945	2,074,175	1,840,460	1,477,533
Loans purchased (2,3)	399,766	414,153	946, 826	386	1,922
Loan principal repayments	(1,694,530)	(1,718,798)	(1,845,324)	(2,116,355)	(1,855,560)
Net change in loans in process, discounts, etc.	(38,072)	112,535	137,665	(242,681)	(183,622)

Net loan activity increase (decrease)	$1,069,511	$1,109,835	$1,313,342	$(518,190)	$(559,727)

Beginning balance	$6,008,932	$7,078,443	$8,188,278	$9,501,620	$8,983,430
Ending balance	$7,078,443	$8,188,278	$9,501,620	$8,983,430	$8,423,703

(1)	Includes undisbursed loan in process and does not include savings account loans, which were not material during the periods indicated.
(2)	Includes loans acquired through acquisitions and whole loan purchases.
(3)	Excludes covered loans

The table below shows total loan purchases and repayment activities on covered loans of the Company for the year indicated.

Prior to the acquisition of Horizon Bank in 2010 the company had no covered loans.

2010
(In thousands)
Total loans originated	$—
Loans purchased	671,383
Loan principal repayments	(122,272)
Net change in loans in process, discounts, etc	(14,637)

Net loan activity	$534,474
Beginning Balance	—

Ending Balance	$534,474

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

The following table sets forth information regarding restructured and non-accrual loans and REO held by the Company at the dates indicated.

	2006	2007	2008	2009	2010
	(In thousands)
Restructured loans (1)	$—	$250	$6,210	$136,894	$272,922
Non-accrual loans:
Single-family residential	5,700	9,820	38,017	116,268	123,624
Construction – Speculative	1,002	2,446	33,003	50,348	39,915
Construction – custom	—	—	1,315	—	—
Land – Acquisition & Development	126	1,809	51,562	187,061	64,883
Land – consumer lot loans	—	—	—	—	—
Multi-family	353	148	748	4,368	4,931
Commercial Real Estate	—	253	1,929	2,733	10,831
Commercial & Industrial	—	42	—	18,823	371
HELOC	—	—	—	—	—
Consumer	—	—	535	656	977

Total non-accrual loans (2)	7,181	14,518	127,109	380,257	245,532
Total REO (3)	479	1,413	37,082	120,105	160,754
Total REHI(4)	—	—	—	56,758	28,244

Total non-performing assets	$7,660	$15,931	$164,191	$557,120	$434,530

Total non-performing assets and restructured loans	$7,660	$16,181	$170,401	$694,014	$659,725

Total non-performing assets and restructured loans as a percent of total assets	0.08%	0.16%	1.44%	5.52%	5.25%

(1)	Of these total restructured loans as of September 30, 2010 $225,195,000 or 82.5% are performing in accordance with restructured terms, $47,727,000 are not performing and are included in the non-accrual loans below.
(2)	The Company recognized interest income on non-accrual loans of approximately $3.2 million in 2010. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $15,392,000 in 2010. In addition to the non-accrual loans reflected in the above table, at September 30, 2010, the Company had $370.8 million of loans that were less than 90 days delinquent but which were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company’s ratio of total non-performing assets and restructured loans as a percent of total assets would have been 7.64% at September 30, 2010. For a discussion of the Company’s policy for placing loans on non-accrual status, see Note A to the Consolidated Financial Statements included in Item 8 hereof.
(3)	Total REO includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans. Excludes covered REO.
(4)	Total REHI includes real estate held for investment acquired in settlement of loans.

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	September 30,
	2006	2007	2008	2009	2010
	(In thousands)
Beginning balance	$24,756	$24,993	$28,520	$85,058	$166,836
Charge-offs:
Single-Family Residential	226	40	2,177	18,013	31,640
Construction – Speculative	20	1,024	6,858	22,604	28,930
Construction – Custom	—	—	—	289	359
Land – Acquisition & Development	—	58	3,513	50,552	105,576
Land – Consumer Lot Loans	—	—	140	1,822	2,532
Multi-Family	52	34	25	1,028	2,010
Commercial Real Estate	—	—	225	—	651
Commercial & Industrial Loans	—	—	14	11,573	8,902
HELOC	—	—	—	151	118
Consumer	—	—	2,471	6,841	6,669

	298	1,156	15,423	112,873	187,387

Recoveries:
Single-Family Residential	—	1	—	117	292
Construction – Speculative	—	—	34	8	523
Construction – Custom	—	—	—	—	11
Land – Acquisition & Development	—	—	—	16	844
Land – Consumer Lot Loans	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial Real Estate	—	2	—	—	3
Commercial & Industrial Loans	—	—	—	948	923
HELOC	—	—	—	—	—
Consumer	—	—	230	562	1,140

	—	3	264	1,651	3,736

Net charge-offs	298	1,153	15,159	111,222	183,651
Acquired through acquisition	—	3,130	11,181	—	—
Provision (reversal of reserve) for loan losses	535	1,550	60,516	193,000	179,909

Ending balance	$24,993	$28,520	$85,058	$166,836	$163,094

Ratio of net charge-offs to average loans outstanding	.01%	.02%	.17%	1.18%	1.99%

The following table sets forth the allocation of the Company’s allowance for loan losses at the dates indicated.

	September 30,
	2006		2007		2008		2009		2010
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(In thousands)
Allowance allocation:
Single-family residential	$8,397	70.3%	$10,083	69.4%	$17,055	69.5%	$18,547	72.3%	$47,381	74.8%
Construction – speculative	6,706	14.8	4,716	8.1	10,069	4.4	21,841	2.8	26,666	1.9
Construction – custom	—	—	1,163	3.8	1,328	3.2	81	2.8	450	2.9
Land – acquisition & development	4,829	8.0	4,506	8.6	28,679	7.3	104,569	5.5	61,530	3.5
Land – consumer lot loans			1,136	1.8	2,279	2.1	1,298	2.1	4,793	2.1
Multi-family	5,061	6.9	5,299	6.4	4,514	6.9	1,878	7.5	5,050	7.9
Commercial real estate	—	—	1,297	1.3	4,536	2.8	1,344	3.1	3,165	3.6
Commercial & industrial	—	—	320	.3	3,807	1.5	7,327	1.3	6,079	.9
HELOC	—	—	—	.2	1,338	0.8	377	1.3	586	1.3
Consumer	—	—	—	.1	11,453	1.5	9,574	1.3	7,394	1.1
Unallocated	—		—		—		—		—

Total allowance for loan losses	$24,993		$28,520		$85,058		$166,836		$163,094

(1)	Represents the total amount of the loan category as a % of total loans outstanding.

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

The following table sets forth the composition of the Company’s investment portfolio at the dates indicated.

September 30,	2008		2009		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. government and agency obligations	$37,253	$41,231	$9,800	$13,824	$344,415	$352,660
State and political subdivisions	7,770	8,306	7,435	7,980	7,055	7,268
Agency mortgage-backed securities	1,551,674	1,549,878	2,200,834	2,286,542	2,131,182	2,207,719

	$1,596,697	$1,599,415	$2,218,069	$2,308,346	$2,482,652	$2,567,647

The investment portfolio at September 30, 2010 was categorized by maturity as follows:

	Amortized Cost	Wtd Avg Yield
	(In thousands)
Due in less than one year	$1,605	5.45%
Due after one year through five years	26,940	3.42
Due after five years through 10 years	172,925	3.77
Due after 10 years	2,281,182	5.15

	$2,482,652	5.04%

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

Certificates with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year but less than four years, the penalty is 180 days of interest. When the maturity is greater than 4 years, the penalty is 365 days interest. Early withdrawal penalties during 2008, 2009 and 2010 amounted to approximately $859,000, $700,000 and $727,000, respectively.

The Company offers several checking account products; the accounts pay interest on monthly average balances over $1,000 and $10,000 respectively.

The Company’s deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. The Company does not advertise for deposits outside of these states.

The following table sets forth certain information relating to the Company’s savings deposits at the dates indicated.

	September 30,
	2008		2009		2010
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)
Balance by interest rate:
Checking accounts	$516,972	1.14%	$526,321	.39%	$666,372	.29%
Passbook and statement accounts	188,546	1.22	197,025	.50	234,673	.51
Money market accounts	1,231,542	2.48	1,214,812	.87	1,653,718	.66

	1,937,060		1,938,158		2,554,763

Fixed-rate certificates:

Under 2.00%	11,951		1,765,881		3,596,651
2.00% to 2.99%	880,676		3,220,833		1,918,591
3.00% to 3.99%	2,887,138		457,425		495,138
4.00% to 4.99%	1,346,039		370,967		237,852
5.00% to 5.99%	81,911		32,982		22,923
6.00% and above	1,270		221		—

	5,208,985		5,848,309		6,271,155

	$7,146,045		$7,786,467		$8,825,918

The following table sets forth, by various interest rate categories, the amount of certificates of deposit of the Company at September 30, 2010, which mature during the periods indicated.

	Maturing in
	1 to 3 Months	4 to 6 Months	7 to 12 Months	13 to 24 Months	25 to 36 Months	37 to 60 Months	Total
	(In thousands)
Fixed-rate certificates:
Under 2.00%	$1,303,472	$809,670	$1,129,948	$325,087	$26,735	$1,739	$3,596,651
2.00% to 2.99%	70,718	259,532	561,391	731,922	224,259	70,769	1,918,591
3.00 to 3.99%	27,068	29,428	11,919	34,088	206,926	185,709	495,138
4.00 to 4.99%	42,722	18,975	70,515	71,390	29,808	4,442	237,852
5.00 to 5.99%	2,691	3,946	6,500	8,938	848	—	22,923

Total	$1,446,671	$1,121,551	$1,780,273	$1,171,425	$488,576	$262,659	$6,271,155

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

At September 30, 2010, the Company had $370.7 million of certificates of deposit in amounts of $250,000 or more outstanding, maturing as follows: $90.8 million within 3 months; $72.0 million over 3 months through 6 months; $89.4 million over 6 months through 12 months; and $118.5 million thereafter.

The following table sets forth the customer account and customer repurchase activities of the Company for the years indicated.

	September 30,
	2008	2009	2010
	(In thousands)
Deposits	$8,846,229	$9,900,370	$8,258,975
Acquired Deposits	744,182	—	820,000
Withdrawals	(8,677,426)	(9,419,034)	(8,215,105)

Net increase in deposits before interest credited	912,985	481,336	863,870
Interest credited	259,769	191,435	146,360

Net increase in customer accounts	$1,172,754	$672,771	$1,010,230

Borrowings. The Company obtains advances from the FHLB upon the security of the FHLB capital stock it owns and certain of its home mortgages, provided certain standards related to credit worthiness have been met. See “Regulation – Washington Federal Savings – Federal Home Loan Bank System” below. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Company’s creditworthiness. The FHLB is required to review its credit limitations and standards at least annually. FHLB advances have, from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand Washington Federal’s lending program. The Company had $1.9 billion of FHLB advances outstanding at September 30, 2010.

The Company also uses reverse repurchase agreements as a form of borrowing. Under reverse repurchase agreements, the Company sells an investment security to a dealer for a period of time and agrees to buy back that security at the end of the period and pay the dealer a stated interest rate for the use of the dealer’s funds. The amount of securities sold under such agreements depends on many factors, including the terms available for such transactions, the perceived ability to apply the proceeds to investments yielding a higher return, the demand for the securities and management’s perception of trends in interest rates. The Company had $800 million of securities sold under such agreements at September 30, 2010. See Note I to the Consolidated Financial Statements included in Item 8 hereof for additional information.

The Company may need to borrow funds for short periods of time to meet day-to-day financing needs. In these instances, funds are borrowed from other financial institutions for periods generally ranging from 1 to 7 days at the then current borrowing rate. At September 30, 2010, the Company had no such short-term borrowings.

The Company also offers two forms of repurchase agreements to its customers. One form has an interest rate that floats like a money market deposit account. The other form has a fixed rate and is offered in a minimum denomination of $100,000. Both forms are fully collateralized by securities. These obligations are not insured by FDIC and are classified as borrowings for regulatory purposes. The Company had $26.6 million of such agreements outstanding at September 30, 2010.

The following table presents certain information regarding borrowings of Washington Federal for the years indicated.

	September 30,
	2008	2009	2010
	(In thousands)
Federal funds and securities sold to dealers under agreements to repurchase:
Average balance outstanding	$1,100,354	$991,989	$809,479
Maximum amount outstanding at any month-end during the period	1,275,000	1,040,600	800,211
Weighted-average interest rate during the period (1)	3.98%	3.26%	3.75%
FHLB advances:
Average balance outstanding	$2,022,596	$2,243,242	$2,070,843
Maximum amount outstanding at any month-end during the period	2,206,000	2,743,026	2,078,695
Weighted-average interest rate during the period (1)	4.65%	4.23%	4.46%
Securities sold to customers under agreements to repurchase:
Average balance outstanding	$15,787	$38,922	$45,393
Maximum amount outstanding at any month-end during the period	23,494	55,843	55,222
Weighted-average interest rate during the period (1)	3.46%	2.73%	2.24%
Total average borrowings	$3,138,737	$3,274,153	$2,925,715
Weighted-average interest rate on total average borrowings (1)	4.41%	3.92%	4.23%

(1)	Interest expense divided by average daily balances.

Other Ratios

The following table sets forth certain ratios related to the Company for the periods indicated.

	September 30,
	2008	2009	2010
Return on assets (1)	.55%	.33%	.89%
Return on equity (2)	4.59	2.87	6.55
Average equity to average assets	11.99	11.57	13.54
Dividend payout ratio (3)	118.31	43.48	19.05

(1)	Net income divided by average total assets.
(2)	Net income divided by average equity.
(3)	Dividends declared per share divided by net income per share.

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

	September 30,
	2008 vs. 2007 Increase (Decrease) Due to			2009 vs. 2008 Increase (Decrease) Due to			2010 vs. 2009 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)			(In thousands)
Interest income:
Loan portfolio	$91,897	$(18,942)	$72,955	$26,547	$(47,181)	$(20,634)	$(8,770)	$(9,405)	$(18,175)
Mortgage-backed securities	11,854	1,093	12,947	22,807	(1,746)	21,061	825	(18,536)	(17,711)
Investments (1)	(1,580)	(1,576)	(3,156)	58	(10,139)	(10,081)	7,672	—	7,672

All interest-earning assets	102,171	(19,425)	82,746	49,412	(59,066)	(9,654)	(273)	(27,941)	(28,214)

Interest expense:
Customer accounts	39,675	(23,743)	15,932	27,267	(95,601)	(68,334)	26,602	(71,677)	(45,075)
FHLB advances and other borrowings	27,844	(4,636)	23,208	4,792	(15,472)	(10,680)	(14,599)	10,148	(4,451)

All interest-bearing liabilities	67,519	(28,379)	39,140	32,059	(111,073)	(79,014)	12,003	(61,529)	(49,526)

Change in net interest income	$34,652	$8,954	$43,606	$17,353	$52,007	$69,360	$(12,276)	$33,588	$21,312

(1)	Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle.

Interest Rate Risk

The primary source of income for the Company is net interest income, which is the difference between the interest income generated by our interest-earning assets and the interest expense generated by our interest-bearing liabilities. The level of net interest income is a function of the average balances of our interest-earnings assets and liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in our earnings.

The Company accepts a higher level of interest rate volatility as a result of its significant holdings of fixed-rate single-family home loans that are longer-term than the short-term characteristics of its primary liabilities of customer accounts. As a result, assets do not respond as quickly to changes in interest rates as liabilities. As a result, Net interest income typically would decline when interest rates rise and would expand when interest rates fall as compared to a portfolio of matched maturities of assets and liabilities.

The Company manages its interest rate risk in part by originating more fixed-rate loans when yields are higher and adding loans and investments with shorter term characteristics, such as construction or commercial loans, when loan rates are lower. This balance sheet strategy, in conjunction with a strong capital position and low operating costs have allowed the Company to manage interest rate risk, within guidelines established by the Board of Directors, through all interest rate cycles. Although a significant increase in market interest rates could adversely affect net interest income of the Company, the Company’s interest rate risk approach has never resulted in the recording of a monthly operating loss.

The following table shows the estimated repricing periods for earning assets and paying liabilities.

	Repricing Period
	Within One Year	After 1 year - before 6 Years	Thereafter	Total
		(In thousands)
As of 9/30/10
Earning Assets *	$3,270,289	$4,424,269	$4,865,189	$12,559,747
Paying Liabilities	(7,075,460)	(4,441,030)	(1,597)	(11,518,087)

Excess (Liabilities) Assets	$(3,805,171)	$(16,761)	$4,863,592
Excess as % of Total Assets	-28.2%
Policy limit for one year excess	-60.0%

*	Asset repricing period includes estimated prepayments based on historical activity

At September 30, 2010, the Company had approximately $3.8 billion more liabilities subject to repricing in the next year than assets, which amounted to a negative maturity gap of 28% of total assets. As of September 30, 2009, the amount of excess liabilities subject to repricing within one year was approximately $4.1 billion, or 33%, of total assets. The decrease of approximately $333 million of liabilities in excess of assets repricing within one year was due to the increasing cash balances and deposit accounts moving into maturities beyond one year. By having an excess of liabilities repricing within one year over assets, the Company is subject to decreasing net interest income should interest rates rise. However, if the size and/or mix of the balance sheet changes, rising rates may not cause a decrease in net interest income.

The following table shows the potential impact of rising interest rates on net income for one year. We focus primarily on the impact of rising rates, given our negative gap position which implies that generally when rates fall income should increase and when rates increase income is at risk to decrease (assuming no change in the size or composition of the balance sheet). It is important to note that this is not a forecast or prediction of future events, but used as a measurement tool of potential risk.

Basis Point Increase	As of 09/30/10	As of 09/30/09
	(In thousands)
100	$(12,319)	$(13,398)
200	(24,638)	(26,795)
300	(36,958)	(40,193)

The analysis presented assumes zero balance sheet growth and constant percentage composition of assets and liabilities. Actual results will differ from the assumptions used in this model, as Management monitors and adjusts both the size and composition of the balance sheet to respond to changing interest rates. In a rising rate environment, it is likely the Company will grow its balance sheet to offset margin compression.

Another method used to quantify interest rate risk is the net portfolio value (“NPV”) analysis. This analysis calculates the difference between the present value of interest-bearing liabilities and the present value of expected cash flows from interest-earning assets and off-balance-sheet contracts. The following tables set forth an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (measured in 100-basis-point increments). During the past year, Management recommended and the Board of Directors approved an increase in the minimum net portfolio value policy limits. These are expressed as a percentage of assets in the table below.

As of September 30, 2010 and 2009, the Company was in compliance with all of its interest rate risk policy guidelines.

September 30, 2010

Change in Interest Rates	Estimated NPV Amount	Estimated (Decrease) in NPV Amount	NPV as % of Assets	Minimum NPV Policy Limit
(Basis Points)	(In thousands)	(In thousands)
+300	$ 1,168,919	$ (708,221)	9.46%	0.00%
+200	1,478,781	(398,358)	11.49	6.00
+100	1,694,769	(182,371)	12.74	7.00
0	1,877,140	—	13.70	8.00

September 30, 2009

Change in Interest Rates	Estimated NPV Amount	Estimated (Decrease) in NPV Amount	NPV as % of Assets	Minimum NPV Policy Limit
(Basis Points)	(In thousands)	(In thousands)
+300	$ 1,299,899	$ (499,737)	10.77%	0.00%
+200	1,566,632	(232,994)	12.59	3.00
+100	1,752,343	(47,283)	13.74	5.00
0	1,799,626	—	13.91	6.00

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

At September 30, 2010, Washington Federal Savings was authorized under the current regulations to have a maximum investment of $269.6 million in its service corporations, exclusive of the additional 1% of investment assets permitted for inner-city or community development purposes but inclusive of the ability to make loans to its subsidiaries. On September 30, 2010, Washington Federal Savings’ investment in, and unsecured loans to, its wholly owned service corporations amounted to $29.0 million.

First Insurance Agency, Inc., a wholly owned subsidiary of Washington Federal Savings, is an insurance agency that offers a full line of individual and business insurance products to customers of the Company, as well as to others.

Statewide Mortgage Services Company, a wholly owned subsidiary of Washington Federal Savings, is incorporated under the laws of the state of Washington for the purpose holding and marketing real estate held for sale (REHI). As of September 30, 2010, Statewide Mortgage Services held $28,244,000 of REHI.

First Mutual Sales Finance, Inc., a wholly owned subsidiary of Washington Federal Savings, is incorporated under the laws of the state of Delaware for the purpose of originating and servicing consumer loans.

Westward Financial, Inc., a wholly owned subsidiary of Washington Federal Savings, is incorporated under the laws of the state of Washington for the purpose of developing real estate.

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

Employees

As of September 30, 2010, the Company had approximately 1,223 employees, including the full-time equivalent of 58 part-time employees and its service corporation employees. None of these employees are represented by a collective bargaining agreement, and the Company has enjoyed harmonious relations with its personnel.

Regulation

Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company and Washington Federal Savings. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Certain federal banking laws have been recently amended by the Dodd-Frank Wall Street Reform and Consumer

Protection Act (the “Dodd-Frank Act”). See “Regulation—Financial Modernization” below. Among the more significant changes made by the Dodd Frank Act changes, effective July 21, 2011 (with a possible delay of up to six months) (the so-called “Designated Transfer Date”), the OTS will cease to exist as a separate entity and will be merged and become a separate division of the Office of the Comptroller of the Currency (“OCC”). The OCC will assume the OTS’s role as regulator and supervisor of Washington Federal Savings. The Federal Reserve will become the primary supervisor and regulator with respect to the Company. References in the following discussion to the OTS should be read to mean the Federal Reserve or OCC, as appropriate, once the Designated Transfer Date occurs.

The Company

General. The Company is registered as a savings and loan holding company under the HOLA and is subject to OTS regulation, examination, supervision and reporting requirements.

Activities Restrictions. Under current federal law, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under Section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies and those formed pursuant to an application filed with the OTS before May 4, 1999, may engage in any activity, including non-financial or commercial activities, provided such companies control only one savings and loan association that meets the Qualified Thrift Lender (“QTL”) test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted. The Company has grandfathered unitary thrift holding company status.

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

The investment and lending authority of Washington Federal Savings is prescribed by federal laws and regulations, and Washington Federal Savings is prohibited from engaging in any activities not permitted by such laws and regulations. In particular, many types of lending authority for federal savings associations, such as non-residential mortgage loans, are limited to a specified percentage of the institution’s capital or assets. Separate from the QTL, the law limits a savings institution to a maximum of 20% of its total assets in commercial loans not secured by real estate; however, only 10% can be commercial loans not secured by real estate (defined as loans in excess of $2 million), with another 10% of assets permissible in small business loans, as defined by the Small Business Administration Act. Commercial loans secured by real estate may not be held in an amount exceeding four times an institution’s total risk-based capital. An institution can also hold commercial leases, in addition to the above items, up to 10% of its assets. Commercial paper, corporate bonds, and consumer loans taken together cannot exceed 35% of an institution’s assets. For this purpose, however, residential mortgage loans and credit card loans are not considered consumer loans, and are both unlimited in amount. The foregoing limitations are established by statute, and cannot be waived by the OTS.

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

Insurance of Deposit Accounts. Under the Dodd-Frank Act, the maximum amount of federal deposit insurance coverage has been permanently increased from $100,000 to $250,000 per depositor, per institution. Due to the significant number of bank failures and the current balance of the DIF, the Company anticipates continued increases in its FDIC premiums going forward.

The Dodd-Frank Act also temporarily increases the maximum amount of federal deposit insurance coverage for non-interest bearing accounts to an unlimited amount from December 31, 2010 until January 1, 2013. Because the Company and Washington Federal Savings have enrolled in the FDIC’s Transaction Account Guarantee Program for non-interest bearing deposit accounts, FDIC insurance coverage of these deposits is also unlimited prior to the Dodd-Frank Act’s temporary increase effective December 31, 2010. The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. This could result in an increase in deposit insurance assessments to be paid by Washington Federal Savings.

The Federal Deposit Insurance Reform Act of 2005 (“Reform Act”), among other things, provided for the merger of the Bank Insurance Fund with the Savings Association Insurance Fund to form the Deposit Insurance Fund and increased the coverage limit for retirement accounts to $250,000. The Reform Act also required the FDIC to provide eligible insured depository institutions that were in existence on and paid deposit insurance assessments prior to December 31, 1996 with a one-time assessment credit against future premiums based on their share of the aggregate 1996 assessment base. The Bank received notification from the FDIC that its one-time assessment credit was $1.9 million. The one-time assessment credit will expire in 2010.

On February 27, 2010, the FDIC adopted a Final Rule on Assessments, under which the quarterly initial base assessment rates increased substantially beginning in the second quarter of 2010. The FDIC then adopted a Final Rule on Special Assessment on May 22, 2010, which imposed a 5 basis point special assessment on each institution’s assets minus Tier 1 capital as reported on the report of condition as of June 30, 2010 but capped the special assessment at 10 basis points times the institution’s assessment base for the second quarter 2010 risk-based assessment. On September 29, 2010, the FDIC Board of Directors adopted a notice of proposed rulemaking that would require insured depository institutions to prepay, on December 30, 2010, their estimated quarterly risk-based assessments for the fourth quarter of 2010 and for all of 2010, 2011 and 2012, along with their quarterly risk-based assessment for the third quarter of 2010. Given the continued decline in the DIF balance, the Company anticipates that the FDIC will impose additional special emergency assessments in the future that will impact the Bank’s capital levels and earnings. Washington Federal Savings may be able to pass part or all of this cost on to its customers, including in the form of lower interest rates on deposits, or fees to some depositors, depending on market conditions.

On October 19, 2010, the Board of Directors of the FDIC adopted a new Restoration Plan to ensure that the DIF reserve ratio reaches 1.35% by September 30, 2020, as required by the Reform Act. Among other things, the Restoration Plan provides that the FDIC will forego the uniform three basis point increase in initial assessments rates that was previously scheduled to take effect on January 1, 2011 and will maintain the current assessment rate schedule for all insured depository institutions until the reserve ratio reaches 1.15%. The FDIC intends to pursue further rulemaking in 2011 regarding the requirement under the Reform Act that the FDIC offset the effect on institutions with less than $10 billion in assets of the requirement that the reserve ratio reach 1.35% by September 30, 2010, rather than 1.15% by the end of 2016 (as required under the prior restoration plan), so that more of the cost of raising the reserve ratio to 1.35% will be borne by institutions with more than $10 billion in assets, such as Washington Federal Savings. The impact is not yet determinable, but likely to be increased FDIC premiums.

In addition, all insured institutions are required to pay assessments to the FDIC at an annual Financing Corporation rate (as of the fourth quarter of 2010, 0.0104% of insured deposits) to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Regulatory Capital Requirements. Federally insured savings institutions currently are required to maintain minimum levels of regulatory capital. Pursuant to federal law, the OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

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

For information regarding Washington Federal Savings’ compliance with each of these three capital requirements at September 30, 2010, see Note M to the Consolidated Financial Statements included in Item 8 hereof.

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

The Dodd-Frank Act contains a number of provisions that will affect the capital requirements applicable to Washington Federal Savings and to the Company, including the requirement that thrift holding companies be subject to consolidated capital requirements, effective on the Designated Transfer Date. See “Regulation—Financial Modernization,” below. In addition, on September 12, 2010, the Basel Committee adopted the Basel III capital rules. These rules, which will be phased in over a period of years, set new standards for common equity, Tier 1 and total capital, determined on a risk-weighted basis. The impact on Washington Federal Savings and the Company of the Dodd-Frank requirements and the Basel III rules cannot be determined at this time.

Prompt Corrective Action. Under federal law, each federal banking agency has implemented a system of prompt corrective action for institutions that it regulates. Under OTS regulations, an institution shall be deemed to be: (i) well capitalized if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of well capitalized; (iii) undercapitalized if it has total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) significantly undercapitalized if it has total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OTS to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. (The FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 2010, Washington Federal Savings exceeded the requirements of a well capitalized institution.

Qualified Thrift Lender Test. Under current legislation and applicable regulations, any savings institution is a QTL if: (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Internal Revenue Code (which generally requires that at least 60% of the institution’s assets constitute housing-related and other qualifying assets) or (ii) at least 65% of the institution’s portfolio assets (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. A savings institution that does not meet a QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity, not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations). At September 30, 2010, Washington Federal Savings was in compliance with the QTL test set forth in the HOLA.

Transactions with Affiliates. Under current federal law, all transactions between and among a savings institution and its affiliates, which include holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder as interpreted by the OTS. Generally, these requirements limit these transactions to a percentage of the institution’s capital and require all of them to be on terms at least as favorable to the institution as transactions with non-affiliates. In addition, a savings institution may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The OTS is authorized to impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a savings institution. The OTS regulations also set forth various reporting requirements relating to transactions with affiliates.

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

The Dodd-Frank Act imposes further restrictions on transactions with affiliates and extensions of credit to executive officers, director and principal shareholders, effective one year after the Designated Transfer Date. See “Regulation—Financial Modernization”.

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

Federal Home Loan Bank System. Washington Federal Savings is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that provide funding to their members for making home mortgage loans, as well as for affordable housing and community development lending. Each FHLB serves members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 2010, the Company’s advances from the FHLB amounted to $1.9 billion.

As a member, the Company is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to 3.50% of FHLB advances outstanding and .75% of mortgage loans and pass-through securities. At September 30, 2010, the Company had $151.7 million in FHLB Seattle stock, which was in compliance with this requirement.

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

Financial Modernization

On July 21, 2010, the President signed into law the Dodd-Frank Act. This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and Washington Federal Savings. It requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Act may not be known for many months or years.

One change that is particularly significant to the Company and Washington Federal Savings is the abolition of the OTS, their historical federal financial institution regulator. Currently, this is scheduled to occur on the Designated Transfer Date, which has been established as July 21, 2011 (with the possibility of a six-month extension). After the agency is abolished, supervision and regulation of the Company will move to the Federal Reserve and supervision and regulation of Washington Federal Savings will move to the OCC. Except as described below, however, the laws and regulations applicable to the Company and Washington Federal Savings will not generally change — the HOLA and the regulations issued under the Act will generally still apply (although these laws and regulations will be interpreted by the Federal Reserve and the OCC, respectively).

The Dodd-Frank Act contains a number of provisions intended to strengthen capital. For example, the federal banking agencies are directed to establish minimum leverage and risk-based capital that are at least as stringent as those currently in effect. The regulations implementing these rules are to be finalized not later than January 22, 2012 (although they are not applicable to savings and loan holding companies, like the Company, until July 21, 2015). In addition, the Company for the first time will be subject to consolidated capital requirements and will be required to serve as a source of strength to Washington Federal Savings.

The Dodd-Frank Act also expands the affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act to broaden the definition of affiliate and to apply to securities lending, repurchase agreement and derivatives activities that Washington Federal Savings may have with an affiliate, as well as to strengthen collateral requirements and limit Federal Reserve exemptive authority. Also, the definition of “extension of credit” for transactions with executive officers, directors and principal shareholders is being expanded to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement and a securities lending or borrowing transaction. These expansions will be effective one year after the Designated Transfer Date At this time, we do not anticipate that being subject to any of these provisions will have a material effect on the Company or the Bank. The Dodd-Frank Act also contains provision that expand the insurance assessment base and increase the scope of deposit insurance coverage. See “Regulation – Washington Federal Savings – Insurance of Deposit Accounts”.

The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates for election as directors using a company’s proxy materials. The legislation also directs the federal financial institution regulatory agencies to promulgate rules prohibiting excessive compensation being paid to financial institution executives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau that will take over responsibility as of the Designated Transfer Date of the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others. The CFPB will have broad rule-making, supervisory and examination authority in this area over institutions that have assets of $10 billion or more, such as Washington Federal Savings. The Act also gives the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. The consumer complaint function also will be consolidated into the CFPB. The Dodd-Frank Act also narrows the scope of federal preemption of state laws related to federally chartered institutions, including federal savings banks. In addition, the Federal Reserve is required to adopt a rule addressing interchange fees applicable to debit card transactions that is expected to lower fee income generated from this source. It is not anticipated that the reduced debit card fee income will have a material impact on the Bank.

Many of the provisions of the Dodd-Frank Act will not become effective until the Designated Transfer Date or after and, if required, the adoption and effectiveness of implementing regulations. In addition, the scope and impact of many of the Dodd-Frank Act’s provisions will be determined through the rulemaking process. As a result, we cannot predict the ultimate impact of the Act on the Company or Washington Federal Savings at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition and results of operations. Nor can we predict the impact or substance of other future legislation or regulation. However, it is expected that at a minimum they will increase our operating and compliance costs.

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

The state of Oregon has a corporate excise tax with a statutory rate of 6.6% on the first $250,000 of apportionable income and then 7.9% over $250,000 of apportionable income.

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

Management believes that it is now near completion with the measures required by the memorandum of understanding, although compliance will be determined by the OTS and not by us. Compliance with the memorandum of understanding will increase the Bank’s non-interest expenses in amounts that are not expected to, but may be, material to our results of operations. The memorandum of understanding and the factors that gave rise to it also may have the effect of limiting or delaying our ability or plans to expand strategically. Moreover, a material failure to comply with the memorandum of understanding could subject the Bank to additional regulatory scrutiny or result in a formal enforcement action or constraints on the Bank’s business, any of which could have a material adverse effect on future results of operations, financial condition, growth objectives or other aspects of our business. The requirements of the memorandum of understanding will remain in effect until the OTS decides to terminate, suspend or modify it.

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

•

Collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans; and

A downturn in the real estate market has hurt the Company’s business.

The Company’s business activities and credit exposure are concentrated in real estate lending. The market for residential housing has experienced dramatic declines in recent years, with falling home prices and increasing foreclosures. A downturn in the real estate market hurts the Company’s business because the vast majority of its loans are secured by real estate.

The Company’s provision for loan losses in fiscal 2010 was significantly higher than historical amounts, prior to the current economic downturn. Actions by other lenders or bank regulators could further depress the value of our real estate holdings, if lenders aggressively dispose of properties. If the significant decline in market values continues, the collateral for the Company’s loans will provide increasingly less security. As a result, the Company’s ability to recover the principal amount due on defaulted loans by selling the underlying real estate will be diminished, and the Company will be more likely to suffer losses on defaulted loans.

We also increased the amount of real estate we own as a result of foreclosures relating to non-performing loans in fiscal 2010. We believe that it may prove less expensive to hold land or finished lots on which we foreclose until market conditions improve, rather than sell at current market prices. If other lenders or borrowers liquidate significant amounts of real estate in a rapid or disorderly fashion or if the FDIC elects to dispose of significant amounts of real estate from failed financial institutions in a similar fashion, it could have an adverse effect on the values of the properties we own. In such case, we may incur further write-downs and charge-offs, which could, in turn, adversely affect our results of operations and financial condition

The Company may suffer losses in its loan portfolio despite its underwriting and loan collection practices.

The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting and loan collection practices. Underwriting practices often include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections; valuation of collateral; obtaining personal guarantees of loans to businesses; and verification of liquid assets. If the underwriting process fails to capture accurate information or proves to be inadequate, we may incur losses on loans that meet our underwriting criteria, and those losses may exceed the amounts set aside as reserves in the allowance for loan losses. Our loan collection practices have expanded to meet the increase in nonperforming loans in response to the current economic environment and to service the loans from our acquisitions. This has increased loan administration costs. It has also exposed the Company to risks of improper documentation or foreclosure proceedings. There is also the risk that loss sharing agreements with the FDIC may not be fulfilled.

The Company’s business is subject to interest rate risk and changes in market interest rates may negatively affect its results of operations and financial condition.

Management is unable to predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, unemployment, monetary policy, domestic and international disorder and instability in domestic and foreign financial markets, and investor and consumer demand.

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

The cost of our deposits is largely based on short-term interest rates, the level of which is driven by the FOMC. However, the yields generated by our loans and securities are typically driven by long-term (10 year) interest rates, which are set by the market and generally vary from day to day. The level of net interest income is therefore influenced by movements in such interest rates, the pace at which such movements occur, and the volume and mix of our interest-bearing assets and liabilities.

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

In addition, such changes in interest rates could affect our ability to originate loans and attract and retain deposits; the fair values of our securities and other financial assets; the fair values of our liabilities; and the average lives of our loan and securities portfolios. Decreases in interest rates could lead to increased loan refinancing activity which, in turn, would alter the balance of our interest-earning assets and impact net interest income. Increases in interest rates could reduce loan refinancing activity which may result in compression of the spread between loan yields and funding rates.

The Company is exposed to movements in market rates to a degree that may not be experienced by other financial institutions. The Company accepts this higher level of interest rate risk as a result of its significant portfolio of fixed-rate single-family home loans that are longer-term in nature than the characteristics of its liabilities of customer accounts and short-term borrowed money. The Company manages its interest rate risk in part through growing the fixed-rate loan portfolio when yields are higher and focusing on loans or investments with shorter term characteristics, such as construction or commercial loans, when loan rates are lower. This balance sheet strategy in conjunction with a strong capital position has allowed the Company to manage interest rate risk through all interest rate cycles. Low operating costs have contributed further to the strong capital position. Unlike some lenders, we have chosen not to hedge our exposure to interest rates through the use of complicated derivatives. Although the company has implemented asset and liability management policies and procedures that seek to manage this interest rate risk, these policies may not be successful.

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

After the five-year period, certain “significant business transactions” are only permitted, if they comply with certain “fair price” provisions of the statute or are approved by a majority of the outstanding shares other than those of which the acquirng person has beneficial ownership. As a Washington corporation, we are not permitted to “opt out” of this statute.

The recently publicized foreclosure issues affecting the nation’s largest mortgage loan servicers could impact our foreclosure process and timing to completion of foreclosures.

Several of the nation’s largest mortgage loan servicers have experienced highly publicized issues with respect to their foreclosure processes. As a result, some of these servicers have self imposed moratoriums on their foreclosures and have been the subject of state attorney general scrutiny and consumer lawsuits. In light of these issues, we have reviewed our foreclosure policies and procedures and have not found it necessary to interrupt any foreclosures. These foreclosure process issues and the potential legal and regulatory responses could impact the foreclosure process and timing to completion of foreclosures for residential mortgage lenders, including the Company. Over the past few years, foreclosure timelines have increased due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases as a result of the economic downturn, additional consumer protection initiatives related to the foreclosure process and voluntary and, in some cases, mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure. Further increases in the foreclosure timeline may have an adverse effect on collateral values and our ability to minimize our losses.

Our ability to originate mortgage loans for portfolio has been adversely affected by the increased competition resulting from the unprecedented involvement of the U.S. Government and Government-Sponsored Enterprises (“GSEs”) in the residential mortgage market.

Over the past few years, we have faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market as a result of the recent economic crisis, which has caused the interest rate for thirty year fixed rate mortgage loans that conform to GSE guidelines to remain artificially low. In addition, the U.S.

Congress recently extended through September 2011 the expanded conforming loan limits in many of our operating markets, allowing larger balance loans to continue to be acquired by the GSEs. As a result, more loans in our portfolio qualified under the expanding conforming loan limits and were refinanced into conforming fixed rate mortgages which we originate but do not retain for portfolio. We expect that our one-to-four family mortgage loan repayments will remain at elevated levels and will continue to outpace our loan production as a result of these factors, making it difficult for us to grow our mortgage loan portfolio and balance sheet.

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

We recorded a $179.9 million provision for loan losses during the year ended September 30, 2010, compared to a $193 million provision for the year ended September 30, 2009. Our non-performing assets amounted to $434.5 million or 3.22% of total assets at September 30, 2010, compared to $557 million or 4.43% of total assets one year ago. We had net charge-offs of $184 million for the year ended September 30, 2010 compared with $111 million of net charge-offs for the year ended September 30, 2009.

The decrease in the provision for loan losses is in response to improving credit conditions in the loan portfolio. We expect our loan loss provision to remain at elevated levels until non-performing assets and charge-offs improve substantially.

The Company operates in a highly regulated industry, which limits the manner and scope of our business activities.

The Company is subjected to extensive supervision, regulation and examination by the Office of Thrift Supervision (“OTS”) and by the FDIC. As a result of the Dodd Frank Act, the OTS will be abolished and the Office of the Comptroller of the Currency (“OCC”) will become our primary regulator. In addition, the Federal Reserve Bank will be made responsible for regulating the holding company, Washington Federal, Inc. Our thrift charter is not anticipated to change. As a result and due to restrictions on our activities as a result of the thrift charter, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the deposit insurance funds and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Under this structure the OTS, OCC and the FDIC have broad discretion to impose restrictions and limitations on our operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations.

Failure to comply with applicable laws and regulations also could result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements and cease and desist orders. In addition, the OTS and the FDIC have specific authority to take “prompt corrective action,” depending on our capital level. Currently, we are considered “well-capitalized” for prompt corrective action purposes. If we were to drop to the “adequately capitalized” level, the OTS could restrict our ability to take brokered deposits. If we were to fall to the lower capital levels—“undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”—we would be required to raise additional capital and also would be subject to progressively more severe restrictions on our operations, management and capital distributions; replacement of senior executive officers and directors; and, if we became “critically undercapitalized,” to the appointment of a conservator or receiver.

Recent legislative and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect the Company’s business.

The Dodd Frank legislation passed in 2010 is expected to have a substantial impact on the financial services industry. This bill creates a framework through which regulatory reform will be written, rather than providing the regulatory reform itself. A major component is the creation of the Financial Stability Oversight Council “(“FSOC”) that will have the latitude to rewrite the bill itself or make new regulations at any time in the future.

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

Difficulties in integrating the operations of acquired companies with Washington Federal Savings’ own operations may prevent it from achieving the expected benefits from its acquisitions.

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

Failure to successfully manage the operational risks associated with technology may adversely affect Washington Federal Savings’ business operations.

Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies and provide improved security in our operations. In order to meet these needs, Washington Federal Savings has implemented substantial changes to its core operating system during 2010. We may not be able to successfully manage the new core operating system in an effective manner or integrate the system with the operations of acquired institutions. Interruption or failure of our core operating system creates a risk of business loss such as civil fines or damage claims from privacy breaches and adverse customer experience. Risk management programs are expensive to maintain and will not protect the Company from all risk associated with maintaining the security of customer information, proprietary data, external and internal intrusions, disaster recovery and failures in controls. In addition, we may incur significant increases in technology costs. Failure to effectively manage our core operating system may adversely affect Washington Federal Savings’ operations as well as customer perceptions.

We are subject to a variety of operational risks, including legal and compliance risk, fraud and theft risk and the risk of operational errors, which may adversely affect our business and results of operations.

We are from time to time subject to claims and proceedings related to our operations. These claims and legal actions, which could include supervisory or enforcement actions by our regulators, or criminal proceedings by prosecutorial authorities, could involve large monetary claims, including civil money penalties or fines imposed by government authorities, and significant defense costs. To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations.

Both internal and external fraud and theft are risks. If personal, non-public, confidential or proprietary information of customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

Operational errors include clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or tampering or manipulation of those systems arising from events that are wholly or partially beyond our control which may give rise to disruption of service to customers and to financial loss or liability. We are exposed to the risk that our business continuity and data security systems prove to be inadequate.

The occurrence of any of these risks could result in a diminished ability to operate our business, additional costs to correct defects, potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition and results of operations, perhaps materially.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of any additional shares of common or of preferred stock or convertible securities or the exercise of such securities could be substantially dilutive to stockholders of our common stock. For instance, exercise of the warrant issued to the U.S. Treasury in connection with our participation in the Capital Purchase Program diluted the value of our common shares. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Company owns the building in which its principal executive offices are located in Seattle, Washington. The following table sets forth certain information concerning the Company’s offices:

Location	Number of Offices	Building		Net Book Value at September 30, 2010 (2)
		Owned	Leased (1)
				(In thousands)
Washington	64	51	13	$112,034
Idaho	16	16	—	6,614
Oregon	28	18	10	8,584
Utah	10	5	5	2,733
Arizona	21	14	7	15,081
Texas	6	3	3	2,983
New Mexico	11	10	1	13,112
Nevada	4	1	3	1,580

Total	160	118	42	$162,721

(1)	The leases have varying terms expiring from 2010 through 2070, including renewal options.
(2)	Amount represents the net book value of all land, property and equipment owned by the Company and the book value of leasehold improvements, where applicable.

Washington Federal evaluates on a continuing basis the suitability and adequacy of its offices, both branches and administrative centers, and has opened, relocated, remodeled or closed them as necessary to maintain efficient and attractive premises.

Washington Federal’s net investment in premises, equipment and leaseholds was $162.7 million at September 30, 2010.

Item 3.	Legal Proceedings

The Company is involved in legal proceedings occurring in the ordinary course of business that in the aggregate are believed by management to be immaterial to the financial statements of the Company. The effects of legal proceedings did not have a material impact on the statements of operations for any of the three years ended September 30, 2010.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information required herein is incorporated by reference from page 47 of the Company’s Annual Report to Stockholders for 2010 (“Annual Report”), which is included herein as Exhibit 13.

The Company’s stock repurchase program was publicly announced by the board of directors on February 3, 1995 and has no expiration date. Under this program, a total of 21,956,264 shares of the Company’s common stock have been authorized for repurchase. There were no repurchases of the Company’s common stock made by or on behalf of the Company during the three months or year ended September 30, 2010.

Item 6.	Selected Financial Data

The information required herein is incorporated by reference from page 14 of the Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference on pages 5 through 13 of the Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required herein is incorporated by reference to Interest Rate Risk commencing on page 20 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required herein are incorporated by reference from pages 15 through 46 of the Annual Report.

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

The annual Management’s Report on Internal Control over Financial Reporting and the attestation reports of the Company’s Registered Public Accounting Firm required herein is incorporated by reference on pages 44 and 45 of the Annual Report.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required herein is incorporated by reference to the Proxy Statement which is expected to be dated December 10, 2010, for the Company’s annual meeting of stockholders to be held on January 19, 2011 (“Proxy Statement”).

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

The information required in this item 12 regarding equity compensation plans is incorporated by reference to Note L in the Annual Report.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required herein is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required herein is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) The following financial statements are incorporated herein by reference from pages 15 through 45 of the Annual Report.

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of September 30, 2010 and 2009

Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2010

Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended September 30, 2010

Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2010

Notes to Consolidated Financial Statements

(a)(2) There are no financial statement schedules filed herewith.

(a)(3) The following exhibits are filed as part of this report, and this list includes the Exhibit Index:

No.	Exhibit	Page/ Footnote

3.1	Restated Articles of Incorporation of the Company	(1)

3.1.1	Articles of Amendment to the Restated Articles of Incorporation of the Company, dated June 7, 2005	(2)

3.1.2	Articles of Amendment to the Restated Articles of Incorporation of the Company, dated November 10, 2008	(3)

3.2	Bylaws of the Company	(1)

4	The Company has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Annual Report on Form 10-K. The Company agrees to furnish copies to the SEC upon request.	(1)

10.1	1982 Employee Stock Compensation Program*	(4)

10.2	1987 Stock Option and Stock Appreciation Rights Plan*	(4)

10.3	1994 Stock Option and Stock Appreciation Rights Plan*	(4)

10.4	2001 Long-Term Incentive Plan*	(5)

10.5	Form of award agreement for restricted stock for 2001 Long Term Incentive Plan *	(6)

10.6	Form of award agreement for stock options for all plans*	(6)

13	Annual Report to Stockholders

21	Subsidiaries of the Company - Reference is made to Item 1, “Business - Subsidiaries” for the required information

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002

101	Financial Statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010 formatted in XBRL

*	Management contract or compensation plan
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3ASR filed with the SEC on September 14, 2009.
(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on November 22, 2006.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2008.
(4)	Incorporated by reference from the Registrant’s Registration Statement on Form 8-B filed with the SEC on January 26, 1995.
(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 23, 2002.
(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on November 8, 2005.
(c)	See (a)(3) above for all exhibits filed herewith and the Exhibit Index.
(d)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON FEDERAL, INC.

November 16, 2010	By:	/S/ ROY M. WHITEHEAD
Roy M. Whitehead, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ ROY M. WHITEHEAD Roy M. Whitehead, Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)	November 16, 2010

/S/ BRENT J. BEARDALL Brent J. Beardall, CPA Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 16, 2010

/S/ JOHN F. CLEARMAN John F. Clearman, Director	November 16, 2010

/S/ DEREK L. CHINN Derek L. Chinn, Director	November 16, 2010

/S/ JAMES J. DOUD, JR. James J. Doud, Jr., Director	November 16, 2010

/S/ H. DENNIS HALVORSON H. Dennis Halvorson, Director	November 16, 2010

/S/ ANNA C. JOHNSON Anna C. Johnson, Director	November 16, 2010

/S/ THOMAS J. KELLEY Thomas J. Kelley, Director	November 16, 2010

/S/ CHARLES R. RICHMOND Charles R. Richmond, Director	November 16, 2010

/S/ BARBARA L. SMITH Barbara L. Smith, Director	November 16, 2010