Form 10-Q
period 2010-12-31
WASHINGTON FEDERAL INC
filed 2011-02-09
CIK 936528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at February 4, 2011
Common stock, $1.00 par value	112,381,348

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I

Item 1.	Financial Statements (Unaudited)

The Condensed Consolidated Financial Statements of Washington Federal, Inc. and Subsidiaries filed as a part of the report are as follows:

	Consolidated Statements of Financial Condition as of December 31, 2010 and September 30, 2010	Page 3

	Consolidated Statements of Operations for the quarters ended December 31, 2010 and 2009	Page 4

	Consolidated Statements of Cash Flows for the quarters ended December 31, 2010 and 2009	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 20

Item 4.	Controls and Procedures	Page 21

PART II

Item 1.	Legal Proceedings	Page 22

Item 1A.	Risk Factors	Page 22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	Page 24

Item 3.	Defaults Upon Senior Securities	Page 24

Item 5.	Other Information	Page 24

Item 6.	Exhibits	Page 24

	Signatures	Page 25

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(UNAUDITED)

	December 31, 2010	September 30, 2010
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$842,888	$888,622
Available-for-sale securities, including encumbered securities of $936,211 and $933,315, at fair value	2,812,115	2,481,093
Held-to-maturity securities, including encumbered securities of $55,426 and $60,970, at amortized cost	68,746	80,107
Loans receivable, net	8,142,948	8,423,703
Covered loans, net	492,947	534,474
Interest receivable	51,770	49,020
Premises and equipment, net	165,442	162,721
Real estate held for sale	186,265	188,998
Covered real estate held for sale	57,936	44,155
FDIC indemnification asset	116,160	131,128
FHLB stock	151,750	151,748
Intangible assets, net	257,339	257,718
Federal and state income taxes, net	3,893	8,093
Other assets	77,193	84,799

	$13,427,392	$13,486,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Savings and demand accounts	$8,805,802	$8,825,918
Repurchase agreements with customers	39,830	26,622

	8,845,632	8,852,540
FHLB advances	1,864,078	1,865,548
Other borrowings	800,000	800,000
Advance payments by borrowers for taxes and insurance	15,429	39,504
Accrued expenses and other liabilities	63,653	87,640

	11,588,792	11,645,232
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 129,655,042 and 129,555,956 shares issued; 112,282,718 and 112,483,632 shares outstanding	129,655	129,556
Paid-in capital	1,579,220	1,578,527
Accumulated other comprehensive income, net of taxes	33,165	49,682
Treasury stock, at cost; 17,372,324 and 17,072,324 shares	(213,546)	(208,985)
Retained earnings	310,106	292,367

	1,838,600	1,841,147

	$13,427,392	$13,486,379

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended December 31,
	2010	2009
	(In thousands, except per share data)
INTEREST INCOME
Loans & covered loans	$137,916	$137,451
Mortgage-backed securities	23,694	27,281
Investment securities and cash equivalents	3,980	938

	165,590	165,670

INTEREST EXPENSE
Customer accounts	32,734	36,485
FHLB advances and other borrowings	28,122	31,420

	60,856	67,905

Net interest income	104,734	97,765
Provision for loan losses	26,000	69,750

Net interest income after provision for loan losses	78,734	28,015
OTHER INCOME
Gain on sale of investments	—	20,428
Other	4,426	3,810

	4,426	24,238
OTHER EXPENSE
Compensation and benefits	17,723	13,637
Occupancy	3,515	3,249
FDIC insurance premiums	5,099	3,564
Other	7,942	6,527

	34,279	26,977
Loss on real estate acquired through foreclosure, net	(10,553)	(12,720)

Income before income taxes	38,328	12,556
Income tax provision	13,798	4,645

NET INCOME	$24,530	$7,911

PER SHARE DATA
Basic earnings	$.22	$.08
Diluted earnings	.22	.07
Cash dividends per share	.06	.05
Basic weighted average number of shares outstanding	112,449,175	112,353,941
Diluted weighted average number of shares outstanding, including dilutive stock options	112,502,134	112,583,127

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended
	December 31, 2010	December 31, 2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,530	$7,911
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of fees, discounts, premiums and intangible assets, net	6,856	3,099
Decrease in FDIC indemnification asset	14,220	0
Depreciation	1,650	1,350
Stock option compensation expense	300	300
Provision for loan losses	26,000	69,750
Loss (gain) on investment securities and real estate held for sale, net	10,553	(7,708)
Decrease (increase) in accrued interest receivable	(2,750)	3,829
Increase in income taxes payable/receivable	13,796	4,632
FHLB stock dividends	(2)	0
Decrease (increase) in other assets	7,606	(52,600)
Decrease in accrued expenses and other liabilities	(23,987)	(4,203)

Net cash provided by operating activities	78,772	26,360
CASH FLOWS FROM INVESTING ACTIVITIES
Loan originations, net of principal collections	251,061	(8,301)
Available-for-sale securities purchased	(572,539)	(237,080)
Principal payments and maturities of available-for-sale securities	209,768	195,273
Available-for-sale securities sold	0	315,836
Principal payments and maturities of held-to-maturity securities	11,555	5,285
Proceeds from sales of real estate held for sale	23,708	47,002
Premises and equipment purchased	(4,371)	(2,270)

Net cash provided (used) by investing activities	(80,818)	315,745
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	(6,908)	128,944
Net decrease in borrowings	(1,470)	(5,023)
Proceeds from exercise of common stock options	117	1,310
Dividends paid	(6,791)	(5,590)
Treasury stock purchased	(4,561)	0
Decrease in advance payments by borrowers for taxes and insurance	(24,075)	(23,301)

Net cash provided (used) by financing activities	(43,688)	96,340
Increase (decrease) in cash and cash equivalents	(45,734)	438,445
Cash and cash equivalents at beginning of period	888,622	498,388

Cash and cash equivalents at end of period	$842,888	$936,833

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Non-covered real estate acquired through foreclosure	$31,528	$66,367
Covered real estate acquired through foreclosure	18,446	0
Cash paid during the period for
Interest	63,074	68,872
Income taxes	2	14,150

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2010 AND 2009

(UNAUDITED)

NOTE A – Summary of Significant Accounting Policies

The consolidated unaudited interim financial statements included in this report have been prepared by Washington Federal, Inc. (“Company”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The September 30, 2010 Consolidated Statement of Financial Condition was derived from audited financial statements.

The information included in this Form 10-Q should be read in conjunction with Company’s 2010 Annual Report on Form 10-K (“2010 Form 10-K”) as filed with the SEC. Interim results are not necessarily indicative of results for a full year.

Loans receivable – When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower. Contact is made after a payment is 30 days past its grace period. In most cases, deficiencies are cured promptly. If the delinquency is not cured within 90 days, the Company may institute appropriate action to foreclose on the property. If foreclosed, the property will be sold at a public sale and may be purchased by the Company.

The company will consider modifying the interest rates and terms of a loan if it determines that a modification is a better alternative to foreclosure.

Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. The Company does not accrue interest on loans 90 days past due or more. If payment is made on a loan so that the loan becomes less than 90 days past due, and the Company expects full collection of principal and interest, the loan is returned to full accrual status. Any interest ultimately collected is credited to income in the period of recovery.

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable and estimable losses inherent in the loan portfolio. The Company’s methodology for assessing the appropriateness of the allowance consists of two components, which include the general allowance and specific allowances.

The general loan loss allowance is established by applying a loss percentage factor to the different loan types. Management believes loan types are the most relevant factor to group loans for the allowance calculation as the risk characteristics in these groups are similar. The loss percentage factor is made up of 2 parts – the historical loss factor (“HLF”) and the qualitative loss factor (“QLF”). The HLF takes into account historical charge-offs, while the QLF is determined by loan type and allows management to augment reserve levels to reflect the current environment and portfolio performance trends including recent charge-off trends. The allowances are provided based on Management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2010 AND 2009

(UNAUDITED)

portfolio, actual loan loss experience, current economic conditions, collateral values, geographic concentrations, seasoning of the loan portfolio, specific industry conditions, and the duration of the current business cycle. The recovery of the carrying value of loans is susceptible to future market conditions beyond the Company’s control, which may result in losses or recoveries differing from those provided.

The Company’s general reserve methodology relating to troubled debt restructurings (“TDR”) was enhanced during the quarter ended December 31, 2010 to rely more heavily on actual losses experienced as an indicator of estimated future cash flows. The impact was to increase the reserves allocated to single-family residential TDRs by $5,930,000 at December 31, 2010, as compared to September 30, 2010.

Specific allowances are established for loans which are individually evaluated, in cases where Management has identified significant conditions or circumstances related to a loan that Management believes indicate the probability that a loss has been incurred.

The Company has an asset quality review function that analyzes its loan portfolios and reports the results of the review to the Board of Directors on a quarterly basis. The single-family residential, HELOC and consumer portfolios are evaluated based on their performance as a pool of loans, since no single loan is individually significant or judged by its risk rating, size or potential risk of loss. The construction, land, multi-family, commercial real estate and commercial and industrial loans are risk rated on a loan by loan basis to determine the relative risk inherent in specific borrowers or loans. Based on that risk rating, the loans are assigned a grade and classified as follows:

•	Pass – the credit does not meet one of the definitions defined below.

•

Special mention – A special mention credit is considered to be currently protected from loss but is potentially weak. No loss of principal or interest is foreseen; however, proper supervision and Management attention is required to deter further deterioration in the credit. Assets in this category constitute some undue and unwarranted credit risk but not to the point of justifying a risk rating of substandard. The credit risk may be relatively minor yet constitutes an unwarranted risk in light of the circumstances surrounding a specific asset.

•

Substandard – A substandard credit is an unacceptable credit. Additionally, repayment in the normal course is in jeopardy due to the existence of one or more well defined weaknesses. In these situations, loss of principal is likely if the weakness is not corrected. A substandard asset is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Assets so classified will have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets risk rated substandard.

•

Doubtful – A credit classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weakness makes collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The probability of loss is high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition,

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2010 AND 2009

(UNAUDITED)

or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.

•

Loss – Credits classified loss are considered uncollectible and of such little value that their continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be affected in the future. Losses should be taken in the period in which they are identified as uncollectible. Partial charge-off versus full charge-off may be taken if the collateral offers some identifiable protection.

Impaired loans consist of loans receivable that are not expected to have their principal and interest repaid in accordance with their contractual terms. Collateral dependent impaired loans are measured using the fair value of the collateral, less selling costs. Non-collateral dependent loans are measured at the present value of expected future cash flows.

The Company receives fees for originating loans in addition to various fees and charges related to existing loans, which may include prepayment charges, late charges and assumption fees. Deferred loan fees and costs are recognized over the life of the loans using the effective interest method.

Off-Balance-Sheet Credit Exposures – The only material off-balance-sheet credit exposure is loans in process (“LIP”), which had a balance at December 31, 2010, excluding covered loans, of $129,472,000. The Company estimates losses on LIP by including LIP with the related principal balance outstanding and then applying its general reserve methodology to the gross amount.

Certain reclassifications have been made to the financial statements to conform prior periods to current classifications.

NOTE B – Dividends

On January 14, 2011 the Company paid its 112th consecutive quarterly cash dividend on common stock. Dividends per share were $.06 and $.05 for the quarters ended December 31, 2010 and 2009.

NOTE C – Comprehensive Income

The Company’s comprehensive income includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities. Total comprehensive income (loss) for the quarters ended December 31, 2010 and 2009 totaled $8,013,000 and $(8,134,000), respectively. The difference between the Company’s net income and total comprehensive income for the quarter ended December 31, 2010 was $16,517,000, which equals the change in the net unrealized gain on available-for-sale securities of $26,113,000, less tax of $9,596,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2010 AND 2009

(UNAUDITED)

NOTE D – Loans Receivable (excluding Covered Loans)

	000000000000	000000000000	000000000000	000000000000
	December 31, 2010		September 30, 2010
	(In thousands)
Single-family residential	$6,333,040	74.9%	$6,551,836	74.7%
Construction - speculative	146,933	1.7	169,712	1.9
Construction - custom	239,337	2.8	256,384	2.9
Land - acquisition & development	275,396	3.3	307,230	3.5
Land - consumer lot loans	181,205	2.1	186,840	2.1
Multi-family	696,601	8.2	697,351	7.9
Commercial real estate	315,332	3.7	315,915	3.6
Commercial & industrial	78,082	0.9	83,070	1.0
HELOC	115,660	1.4	116,143	1.3
Consumer	85,987	1.0	92,624	1.1

	8,467,573	100%	8,777,106	100%

Less:
Allowance for probable losses	159,288		163,094
Loans in process	129,472		154,171
Deferred net origination fees	35,865		36,138

	324,625		353,403

	$8,142,948		$8,423,703

The following table sets forth information regarding non-accrual loans held by the Company as of the dates indicated:

	000000000000	000000000000	000000000000	000000000000
	December 31, 2010		September 30, 2010
	(In thousands)
Non-accrual loans:
Single-family residential	$132,694	51.7%	$115,155	46.9%
Construction - speculative	33,625	13.1	39,915	16.3
Construction - custom	—	0.0	—	0.0
Land - acquisition & development	53,698	20.9	64,883	26.4
Land - consumer lot loans	8,174	3.2	7,540	3.1
Multi-family	14,069	5.5	4,931	2.0
Commercial real estate	11,721	4.6	10,831	4.4
Commercial & industrial	568	0.2	371	0.2
HELOC	1,170	0.5	929	0.4
Consumer	715	0.3	977	0.4

Total non-accrual loans	$256,434	100%	$245,532	100%

The following table provides an analysis of the age of loans in past due status for the period ended December 31, 2010.

	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	Amount of Loans	Based on $ Amount of Loans					% based on $
Type of Loans	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Single-Family Residential	$6,331,998	$6,120,874	$52,180	$29,116	$129,829	$211,124	3.33%
Construction - Speculative	123,192	103,855	1,556	1,440	16,341	19,337	15.70%
Construction - Custom	146,470	145,992	478	—	—	478	0.33%
Land - Acquisition & Development	264,747	244,280	1,886	2,004	16,577	20,467	7.73%
Land - Consumer Lot Loans	181,205	170,256	1,395	1,380	8,174	10,949	6.04%
Multi-Family	696,551	685,872	2,133	1,036	7,511	10,680	1.53%
Commercial Real Estate	314,209	309,395	2,826	—	1,988	4,814	1.53%
Commercial & Industrial	78,081	77,543	433	—	106	539	0.69%
HELOC	115,660	112,866	1,208	416	1,170	2,794	2.42%
Consumer	85,988	82,497	1,881	895	715	3,491	4.06%

	$8,338,101	$8,053,430	$65,976	$36,287	$182,411	$284,673	3.41%

NOTE E – Allowance for Losses on Loans

The following table summarizes the activity in the allowance for loan losses for the period ended December 31, 2010:

	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$47,160	$(6,647)	$508	$13,776	$54,797
Construction - speculative	26,346	(5,768)	330	1,857	22,765
Construction - custom	770	—	—	(411)	359
Land - acquisition & development	61,637	(16,758)	618	7,872	53,369
Land - consumer lot loans	4,793	(1,001)	—	1,389	5,181
Multi-family	5,050	(675)	—	1,921	6,296
Commercial real estate	3,165	(704)	275	408	3,144
Commercial & industrial	6,193	(114)	1,139	(560)	6,658
HELOC	586	—	75	496	1,157
Consumer	7,394	(1,454)	370	(748)	5,562

	$163,094	$(33,121)	$3,315	$26,000	$159,288

The Company recorded a $26,000,000 provision for loan losses during the quarter ended December 31, 2010, while a $69,750,000 provision was recorded for the same quarter one year ago. Non-performing assets (“NPAs”) amounted to $442,699,000, or 3.30%, of total assets at December 31, 2010, compared to $553,285,000, or 4.37%, of total assets one year ago. Covered loans are not classified as non-performing loans because, at acquisition, the carrying value of these loans was adjusted to reflect fair value and are covered under FDIC loss sharing agreements. There was no allowance for loan losses related to the covered loans at December 31, 2010, as these loans are performing as anticipated in the projections used in the purchase accounting fair value calculations. The Company had net charge-offs of $29,806,000 for the quarter ended December 31, 2010, compared with $46,037,000 of net charge-offs for the same quarter one year ago. A loan is charged-off when the loss is estimable and it is confirmed that the borrower will not be able to meet its contractual obligations. The decrease in the provision for loan losses is in response to four primary factors: first, the improvement in the amount of NPAs year-over-year described at the beginning of this paragraph; second, non-accrual loans decreased from $369,777,000 at December 31, 2009, to $256,434,000 at December 31, 2010, a 30.7% decrease; third, the percentage of loans 30 days or more delinquent decreased from 4.74% at December 31, 2009, to 3.41% at December 31, 2010; and finally, the Company’s exposure in the land acquisition and development (“A&D”) and speculative construction portfolios, where the majority of losses have come from during this period of the cycle, has decreased from a combined 7.5% of the gross loan portfolio at December 31, 2009, to 5.0% at December 31, 2010. Management expects the provision to remain at elevated levels until NPAs and charge-offs improve measurably. $101,347,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $57,941,000 was made up of specific reserves on loans that were deemed to be impaired at December 31, 2010. For the period ending December 31, 2009, $75,152,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $115,397,000 was made up of specific reserves on loans that were deemed to be impaired. The

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2010 AND 2009

(UNAUDITED)

primary reasons for the shift in total allowance allocation from specific reserves to general reserves is due to the Company having already addressed many of the problem loans focused in the speculative construction and land A&D portfolios, combined with an increase in delinquencies and elevated charge-offs in the single-family residential portfolio. While overall delinquencies have decreased as discussed above, delinquencies in the single-family residential portfolio, the largest portion of the loan portfolio, increased from 3.20% at December 31, 2009 to 3.33% at December 31, 2010.

The following table shows a summary of loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves as of December 31, 2010:

	00000000	00000000	00000000	00000000	00000000	00000000
	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$49,090	$6,309,599	0.8%	$5,707	$23,441	24.3%
Construction - speculative	14,993	94,403	15.9	7,772	52,530	14.8
Construction - custom	359	239,337	0.1	—	—	—
Land - acquisition & development	15,077	34,295	44.0	38,292	241,101	15.9
Land - consumer lot loans	3,572	178,153	2.0	1,609	3,052	52.7
Multi-family	3,446	678,344	0.5	2,850	18,257	15.6
Commercial real estate	1,623	297,998	0.5	1,521	17,334	8.8
Commercial & industrial	6,468	59,512	10.9	190	18,570	1.0
HELOC	1,157	115,660	1.0	—	—	—
Consumer	5,562	85,987	6.5	—	—	—

	$101,347	$8,093,288	1.3	$57,941	$374,285	15.5

(1)	Excludes covered loans

The following tables provide information on loans based on credit quality indicators (defined in Note A) as of December 31, 2010:

Credit Risk Profile by Internally Assigned Grade:

	00000000000	00000000000	00000000000	00000000000	00000000000	00000000000
	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Single-family residential	$6,200,346	$—	$132,694	$—	$—	$6,333,040
Construction - speculative	33,147	5,561	108,225	—	—	146,933
Construction - custom	239,337	—	—	—	—	239,337
Land - acquisition & development	63,826	8,965	202,605	—	—	275,396
Land - consumer lot loans	173,031	—	8,174	—	—	181,205
Multi-family	655,735	1,756	39,110	—	—	696,601
Commercial real estate	271,308	2,425	41,501	—	98	315,332
Commercial & industrial	67,168	1,486	9,207	—	221	78,082
HELOC	114,490	—	1,170	—	—	115,660
Consumer	83,786	1,247	954	—	—	85,987

	$7,902,174	$21,440	$543,640	$—	$319	$8,467,573

Total grade as a % of total gross loans	93.3%	0.3%	6.4%	0.0%	0.0%

Credit Risk Profile Based on Payment Activity:

	0000000000	0000000000	0000000000	0000000000
	Performing Loans		Non-performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$6,200,346	97.9%	$132,694	2.1%
Construction - speculative	113,308	77.1	33,625	22.9
Construction - custom	239,337	100.0	—	0.0
Land - acquisition & development	221,698	80.5	53,698	19.5
Land - consumer lot loans	173,031	95.5	8,174	4.5
Multi-family	682,532	98.0	14,069	2.0
Commercial real estate	303,611	96.3	11,721	3.7
Commercial & industrial	77,514	99.3	568	0.7
HELOC	114,490	99.0	1,170	1.0
Consumer	85,272	99.2	715	0.8

	$8,211,139	97.0	$256,434	3.0

The following table provides information on impaired loans based on loan types as of December 31, 2010:

With no related allowance recorded:

	0000000000	0000000000	0000000000		0000000000
	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
Single-family residential	$—	$—	$—		$—
Construction - speculative	26,364	32,421	—		25,722
Construction - custom	—	—	—		—
Land - acquisition & development	37,435	60,539	—		37,685
Land - consumer lot loans	—	—	—		—
Multi-family	9,013	9,183	—		5,627
Commercial real estate	16,888	16,888	—		8,444
Commercial & industrial	3,822	3,861	—		1,911
HELOC	—	—	—		—
Consumer	—	—	—		—

	93,522	122,892	—		79,389

With an allowance recorded:

Single-family residential	222,088	222,088	12,009		218,831
Construction - speculative	51,793	52,661	7,772		50,691
Construction - custom	—	—	—		—
Land - acquisition & development	110,481	110,481	38,292		100,163
Land - consumer lot loans	—	—	1,609		—
Multi-family	17,098	17,098	2,850		11,348
Commercial real estate	4,819	4,819	1,521		2,409
Commercial & industrial	241	316	190		120
HELOC	—	—	—		—
Consumer	—	—	—		—

	406,520	407,463	64,243	(1)	383,562

Total:

Single-family residential	222,088	222,088	12,009		218,831
Construction - speculative	78,157	85,082	7,772		76,413
Construction - custom	—	—	—		—
Land - acquisition & development	147,916	171,020	38,292		137,848
Land - consumer lot loans	—	—	1,609		—
Multi-family	26,111	26,281	2,850		16,975
Commercial real estate	21,707	21,707	1,521		10,853
Commercial & industrial	4,063	4,177	190		2,031
HELOC	—	—	—		—
Consumer	—	—	—		—

	$500,042	$530,355	$64,243	(1)	$462,951

(1)	Includes $57,941,000 of specific reserves and $6,302,000 included in the general reserves.

NOTE F – New Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings (“TDR”) in Update 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a TDR. The effective date of the new disclosures about TDRs for public entities and the guidance for determining what constitutes a TDR will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Except for the disclosures delayed by ASU 2011-01, the disclosures required by ASU 2010-20 related to significant accounting policies are in Note A; the disclosures related to loans, past due and nonaccrual balances are in Notes D and H and disclosures related to the allowance for losses on loans are in Note E.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350) – When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2010 AND 2009

(UNAUDITED)

Amounts. The amendments in this ASU affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. As the Company has only one reporting unit with a carrying amount greater than zero, this ASU has no impact on the financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance will be effective for any business combinations entered into by the Company for which the acquisition date is after October 1, 2011.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2010 AND 2009

(UNAUDITED)

The following table presents the balance of assets measured at fair value on a recurring basis at December 31, 2010:

	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
Equity securities	$0	$512	$0	$512
Obligations of U.S. government	0	409,324	0	409,324
Obligations of states and political subdivisions	0	20,958	0	20,958
Obligations of foreign governments	0	0	0	0
Corporate debt securities	0	9,900	0	9,900
Mortgage-backed securities
Agency pass-through certificates	0	2,371,421	0	2,371,421
Other debt securities	0	0	0	0

Balance at end of period	$0	$2,812,115	$0	$2,812,115

There were no transfers between, into and/or out of Levels 1, 2 or 3 during the quarter ended December 31, 2010.

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

The following table presents the aggregated balance of assets measured at estimated fair value on a nonrecurring basis through the quarter ended December 31, 2010, and the total losses resulting from those fair value adjustments for the same quarter end period. The following estimated fair values are shown gross of estimated selling costs:

					Quarter Ended December 31, 2010
	Through December 31, 2010
	Level 1	Level 2	Level 3	Total	Total Losses
	(In thousands)
Impaired loans (1)	$0	$0	$104,271	$104,271	$16,579
Real estate held for sale (2)	0	0	46,693	46,693	12,678

Balance at end of period	$0	$0	$150,963	$150,963	$29,257

(1)	The loss represents remeasurements of collateral dependent loans.
(2)	The loss represents aggregate writedowns and charge-offs on real estate held for sale.

There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2010.

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

	December 31, 2010		September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$842,888	$842,888	$888,622	$888,622
Available-for-sale securities:
Equity securities	0	0	0	0
Obligations of U.S. government	430,794	430,794	341,006	341,006
Obligations of states and political subdivisions	0	0	0	0
Obligations of foreign governments	0	0	0	0
Corporate debt securities	9,900	9,900	10,000	10,000
Mortgage-backed securities
Agency pass-through certificates	2,371,421	2,371,421	2,130,087	2,130,087
Other debt securities	0	0	0	0

Total available-for-sale securities	2,812,115	2,812,115	2,481,093	2,481,093
Held-to-maturity securities:
Equity securities	0	0	0	0
Obligations of U.S. government	0	0	0	0
Obligations of states and political subdivisions	1,950	2,091	7,055	7,269
Obligations of foreign governments	0	0	0	0
Corporate debt securities	0	0	0	0
Mortgage-backed securities
Agency pass-through certificates	66,796	71,588	73,052	77,631
Other debt securities	0	0	0	0

Total held-to-maturity securities	68,746	73,679	80,107	84,900
Loans receivable	8,142,948	8,648,638	8,423,703	8,899,937
Covered loans	492,947	488,707	534,474	534,474
FHLB stock	151,750	151,750	151,748	151,748

Financial liabilities
Customer accounts	8,845,632	8,693,913	8,852,540	8,811,009
FHLB advances and other borrowings	2,664,078	2,877,816	2,665,548	2,965,921

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and cash equivalents – The carrying amount of these items is a reasonable estimate of their fair value.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2010 AND 2009

(UNAUDITED)

Available-for-sale securities and held-to-maturity securities – Estimated fair value for investment securities is based on quoted market prices.

Loans receivable and covered loans – For certain homogeneous categories of loans, such as fixed- and variable-rate residential mortgages, fair value is estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other loan types is estimated by discounting the future cash flows and estimated prepayments using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term. Some loan types were valued at carrying value because of their floating rate or expected maturity characteristics. Net deferred loan fees are not included in the fair value calculation but are included in the carrying amount.

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

The following is a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities:

	December 31, 2010
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$500	$13	$0	$513	4.00%
1 to 5 years	25,000	173	0	25,173	3.25%
5 to 10 years	108,925	5,543	0	114,468	3.86%
Over 10 years	295,969	482	(5,811)	290,640	3.07%
Corporate bonds due
5 to 10 years	10,000		(100)	9,900	6.00%
Mortgage-backed securities
Agency pass-through certificates	2,319,286	69,727	(17,592)	2,371,421	5.08%

	2,759,680	75,938	(23,503)	2,812,115	4.80%

Held-to-maturity securities
Tax-exempt municipal bonds due
1 to 5 years	0	0	0	0	0.00%
5 to 10 years	1,950	141	0	2,091	5.60%
Over 10 years	0	0	0	0	0.00%
U.S. government and agency securities due
1 to 5 years	0	0	0	0	0.00%
Mortgage-backed securities
Agency pass-through certificates	66,796	4,792	0	71,588	5.57%

	68,746	4,933	0	73,679	5.57%

	$2,828,426	$80,871	($23,503)	$2,885,794	4.82%

	September 30, 2010
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$500	$26	$0	$526	4.00%
1 to 5 years	25,000	180	0	25,180	3.25%
5 to 10 years	158,915	5,344	(105)	164,154	3.59%
Over 10 years	150,000	1,161	(15)	151,146	3.50%
Corporate bonds due
5 to 10 years	10,000	0	0	10,000	6.00%
Mortgage-backed securities
Agency pass-through certificates	2,058,130	72,853	(896)	2,130,087	5.26%

	2,402,545	79,564	(1,016)	2,481,093	5.02%

Held-to-maturity securities
Tax-exempt municipal bonds due
1 to 5 years	1,105	65	0	1,170	6.11%
5 to 10 years	1,940	115	0	2,055	5.67%
Over 10 years	4,010	34	0	4,044	5.60%
U.S. government and agency securities due
1 to 5 years	0	0	0	0	0.00%
Mortgage-backed securities
Agency pass-through certificates	73,052	4,579	0	77,631	5.59%

	80,107	4,793	0	84,900	5.60%

	$2,482,652	$84,357	($1,016)	$2,565,993	5.04%

There were no sales of available-for-sale securities during the period ending December 31, 2010. $315,836,000 of available-for-sale securities were sold during the period ending December 31, 2009, resulting in a gain of $20,428,000.

Substantially all mortgage-backed securities have contractual due dates that exceed 10 years.

The following table shows the unrealized gross losses and fair value of securities at December 31, 2010, by length of time that individual securities in each category have been in a continuous loss position. There were no securities that were in a continuous loss position for 12 or more months as of December 31, 2010.

	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
U.S. agency securities	($5,911)	$279,582	$0	$0	($5,911)	$279,582
Agency pass-through certificates	(17,592)	881,114	0	0	(17,592)	881,114

	($23,503)	$1,160,696	$0	$0	($23,503)	$1,160,696

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

QUARTERS ENDED DECEMBER 31, 2010 AND 2009

(UNAUDITED)

NOTE H – Covered Assets

Covered assets represent loans and real estate held for sale acquired from the FDIC that are subject to loss sharing agreements and were $550,883,000 as of December 31, 2010, versus $578,629,000 as of September 30, 2010.

Changes in the carrying amount and accretable yield for acquired impaired and non-impaired loans were as follows for the quarter ended December 31, 2010:

	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$27,019	$190,530	$39,813	$343,944
Accretion	(2,935)	2,935	(1,975)	1,975
Transfers to REO	0	(18,446)	0	0
Payments received, net	0	(10,331)	0	(17,660)

Balance at end of period	$24,084	$164,688	$37,838	$328,259

At December 31, 2010, none of the acquired impaired or non-impaired loans were classified as non-performing assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans. There was no allowance for loan losses related to the covered loans at December 31, 2010, as these loans are performing as anticipated in the projections used in the purchase accounting fair value calculations.

The outstanding principal balance of acquired loans was $633,985,000 and $685,384,000 as of December 31, 2010 and September 30, 2010, respectively.

The following table shows the year to date activity for the FDIC indemnification asset:

	December 31, 2010	September 30, 2010
	(In thousands)
Balance at beginning of period	$131,128	$—
Additions	—	227,500
Payments received	(14,220)	(92,551)
Amortization	(1,580)	(8,150)
Accretion	832	4,329

Balance at end of period	$116,160	$131,128

The following tables provide information on covered loans based on credit quality indicators (defined in Note A) as of December 31, 2010:

Credit Risk Profile by Internally Assigned Grade:

	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Purchased non-credit impaired loans:
Single-family residential	$55,866	$—	$—	$—	$—	$55,866
Construction - speculative	2,828	—	—	—	—	2,828
Construction - custom	—	—	166	—	—	166
Land - acquisition & development	20,657	717	1,776	—	—	23,150
Land - consumer lot loans	825	—	69	—	—	894
Multi-family	39,267	—	2,468	—	—	41,735
Commercial real estate	154,780	297	20,074	—	—	175,151
Commercial & industrial	27,481	3,738	3,992	—	—	35,211
HELOC	24,033	—	—	—	—	24,033
Consumer	1,607	—	—	—	—	1,607

	327,344	4,752	28,545	—	—	360,641

Total grade as a % of total net loans	90.8%	1.3%	7.9%	0.0%	0.0%

Purchased credit impaired loans:
Pool 1 - Construction and land A&D	13,490	4,957	82,662	—	—	101,109
Pool 2 - Single-family residential	5,404	—	22,442	—	—	27,846
Pool 3 - Multi-family	—	—	5,075	—	—	5,075
Pool 4 - HELOC & other consumer	1,358	30,063	54,579	—	—	86,000
Pool 5 - Commercial real estate	734	12,501	29,813	—	—	43,048
Pool 6 - Commercial & industrial	4,374	—	5,891	—	—	10,265

	$25,360	$47,521	$200,462	$—	$—	273,343

					Total covered loans	633,984
					Discount	(141,037)

					Covered loans, net	$492,947

The following table provides an analysis of the age of purchased non-credit impaired loans in past due status for the period ended December 31, 2010.

	Amount of Loans Net of LIP & Chg.-Offs	Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
Single-Family Residential	$55,866	$48,958	$2,796	$167	$3,945	$6,908	12.37%
Construction - Speculative	2,828	2,828	—	—	—	—	0.00%
Construction - Custom	167	167	—	—	—	—	0.00%
Land - Acquisition & Development	23,149	9,372	5,837	4,952	2,988	13,777	59.51%
Land - Consumer Lot Loans	895	698	17	—	180	197	22.01%
Multi-Family	41,116	38,782	1,508	—	1,444	2,952	7.18%
Commercial Real Estate	177,015	154,549	12,301	3,007	5,292	20,600	11.64%
Commercial & Industrial	33,965	30,348	938	860	3,066	4,864	14.32%
HELOC	24,033	20,922	2,104	162	846	3,112	12.95%
Consumer	1,607	1,082	368	60	97	525	32.67%

	$360,641	$307,706	$25,869	$9,208	$17,858	$52,935	14.68%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

INTEREST RATE RISK

The Company assumes a higher level of interest rate risk as a result of its policy to originate and hold for investment fixed-rate single-family residential (“SFR”) home loans, which are longer-term in nature than the short-term characteristics of its liabilities of customer accounts and borrowed money. At December 31, 2010, the Company had a negative one-year maturity gap of approximately 30% of total assets, which was an increase from the 28% negative one-year maturity gap as of September 30, 2010, and the 23% negative one-year maturity gap as of December 31, 2009. The fiscal year to date increase is due to decreasing cash balances and increasing deposit accounts with maturities less than one year.

The interest rate spread decreased to 3.06% at December 31, 2010 from 3.09% at September 30, 2010. The spread decreased due to a higher proportion of lower yielding investment balances compared to total earning assets as deposit growth has exceeded loan growth. In addition, loan yields are lower as a result of refinancing of fixed-rate mortgages into historically low long-term interest rates. As of December 31, 2010, the weighted average rate on earning assets decreased by 12 basis points compared to September 30, 2010,

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

while the weighted average rates on customer deposit accounts and borrowings decreased by 9 basis points over the same period.

As of December 31, 2010, the Company had decreased total assets by $58,987,000, or 0.4%, from $13,486,379,000 at September 30, 2010. For the quarter ended December 31, 2010, compared to September 30, 2010, loans (both non-covered and covered) decreased $322,282,000, or 3.6%. To help offset the reduced income from loans, investment securities increased $319,661,000, or 12.5%. Cash and cash equivalents of $842,888,000 and stockholders’ equity of $1,838,600,000 provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s net worth at December 31, 2010 was $1,838,600,000, or 13.69%, of total assets. This was a slight decrease of $2,547,000 from September 30, 2010 when net worth was $1,841,147,000, or 13.65%, of total assets. The Company’s net worth was impacted in the quarter by net income of $24,530,000, the payment of $6,791,000 in cash dividends, treasury stock purchases that totaled $4,561,000, as well as a decrease in other comprehensive income of $16,517,000.

Management believes this strong net worth position will help the Company manage its interest rate risk and provide the capital support needed for controlled growth in a regulated environment. To be categorized as well capitalized, Washington Federal Savings must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

	Actual		Capital Adequacy Guidelines		Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(In thousands)
December 31, 2010
Total capital to risk-weighted assets	$1,612,747	23.83%	$534,158	8.00%	$676,698	10.00%
Tier I capital to risk-weighted assets	1,530,085	22.61%	N/A	N/A	406,019	6.00%
Core capital to adjusted tangible assets	1,530,085	11.66%	N/A	N/A	656,091	5.00%
Core capital to total assets	1,530,085	11.66%	393,654	3.00%	N/A	N/A
Tangible capital to tangible assets	1,530,085	11.66%	196,827	1.50%	N/A	N/A
September 30, 2010
Total capital to risk-weighted assets	1,619,206	23.39%	553,761	8.00%	692,201	10.00%
Tier I capital to risk-weighted assets	1,534,681	22.17%	N/A	N/A	415,321	6.00%
Core capital to adjusted tangible assets	1,534,681	11.67%	N/A	N/A	657,606	5.00%
Core capital to total assets	1,534,681	11.67%	394,563	3.00%	N/A	N/A
Tangible capital to tangible assets	1,534,681	11.67%	197,282	1.50%	N/A	N/A

CHANGES IN FINANCIAL CONDITION

Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $331,022,000, or 13.3%, during the quarter ended December 31, 2010, which included the purchase of $572,539,000 of available-for-sale investment securities. There were no sales of available-for-sale securities during the period. There were no purchases or sales of held-to-maturity securities in the same period. As of December 31, 2010, the Company had net unrealized gains on available-for-sale securities of $33,165,000, net of tax, which were recorded as part of stockholders’ equity. The Company increased its available-for-sale investment portfolio to partially invest additional customer deposits and replace some of the lost interest income on maturing or prepaying loans and mortgage-backed securities.

Loans receivable: During the quarter ended December 31, 2010, the balance of loans receivable decreased 3.3% to $8,142,948,000 compared to $8,423,703,000 at September 30, 2010. This decrease is consistent with management’s strategy to reduce the Company’s exposure to land and construction loans and not aggressively compete for 30 year fixed-rate mortgages at current market rates. The Company’s current decision not to originate and hold in its loan portfolio 30 year fixed-rate loans at rates below 4.50%, due to the duration risk associated with such low mortgage rates, contributed to the net run off of the loan portfolio. Additionally, during the year to date period, $31,528,000 of loans were transferred to REO. If the current

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

low rates on 30 year fixed-rate mortgages persists, management will consider continuing to shrink its loan portfolio. The following table shows the loan portfolio by category for the last three quarters.

Loan Portfolio by Category *	June 30, 2010		September 30, 2010		December 31, 2010
	(In thousands)
Single-family residential	$6,632,333	74.1%	$6,551,836	74.7%	$6,333,040	74.9%
Construction - speculative	180,523	2.0	169,712	1.9	146,933	1.7
Construction - custom	275,509	3.1	256,384	2.9	239,337	2.8
Land - acquisition & development	343,567	3.8	307,230	3.5	275,396	3.3
Land - consumer lot loans	187,548	2.1	186,840	2.1	181,205	2.1
Multi-family	707,784	7.9	697,351	7.9	696,601	8.2
Commercial real estate	312,186	3.5	315,915	3.6	315,332	3.7
Commercial & industrial	96,227	1.1	83,070	1.0	78,082	0.9
HELOC	119,540	1.3	116,143	1.3	115,660	1.4
Consumer	101,219	1.1	92,624	1.1	85,987	1.0

	8,956,436	100%	8,777,106	100%	8,467,573	100%

Less:
Allowance for probable losses	173,427		163,094		159,288
Loans in process	169,423		154,171		129,472
Deferred net origination fees	35,795		36,138		35,865

	378,645		353,403		324,625

	$8,577,791		$8,423,703		$8,142,948

*	Excludes covered loans

Covered loans: As of December 31, 2010, covered loans had decreased 7.8%, or $41,527,000, to $492,947,000, compared to September 30, 2010, due to continued paydowns.

Non-performing assets: Non-performing assets, which excludes covered assets acquired in FDIC-assisted transactions, increased during the quarter ended December 31, 2010 to $442,699,000 from $434,530,000 at September 30, 2010, a 1.9% increase. The continued elevated level of NPAs is a result of the significant decline in housing values in the western United States and the national recession over the last three years. Non-performing assets as a percentage of total assets was 3.30% at December 31, 2010 compared to 3.22% at September 30, 2010. This level of NPAs remains significantly higher than the 0.82% average in the Company’s 28+ year history as a public company. The Company anticipates NPAs will continue to be elevated in the future until the residential real estate market stabilizes and values recover.

The following table sets forth information regarding restructured and non-accrual loans and REO held by the Company at the dates indicated.

	December 31, 2010		September 30, 2010
	(In thousands)
Restructured loans:
Single-family residential	$218,169	75.1%	$207,040	75.9%
Construction - speculative	10,045	3.5	9,893	3.6
Construction - custom	0	0.0	0	0.0
Land - acquisition & development	32,143	11.1	33,497	12.3
Land - consumer lot loans	7,758	2.7	7,095	2.6
Multi - family	19,883	6.8	12,862	4.7
Commercial real estate	1,480	0.5	1,503	0.6
Commercial & industrial	918	0.3	954	0.3
HELOC	78	0.0	78	0.0
Consumer	0	0.0	0	0.0

Total restructured loans (1)	290,474	100%	272,922	100%

Non-accrual loans:
Single-family residential	132,694	51.7%	115,155	46.9%
Construction - speculative	33,625	13.1	39,915	16.3
Construction - custom	0	0.0	0	0.0
Land - acquisition & development	53,698	20.9	64,883	26.4
Land - consumer lot loans	8,174	3.2	7,540	3.1
Multi-family	14,069	5.5	4,931	2.0
Commercial real estate	11,721	4.6	10,831	4.4
Commercial & industrial	568	0.2	371	0.2
HELOC	1,170	0.5	929	0.4
Consumer	715	0.3	977	0.4

Total non-accrual loans (2)	256,434	100%	245,532	100%

Total REO (3)	156,572		160,754
Total REHI (3)	29,693		28,244

Total non-performing assets	$442,699		$434,530

Total non-performing assets and performing restructured loans as a percentage of total assets	5.11%		4.89%

(1) Restructured loans were as follows:
Performing	$242,798	83.6%	$225,195	82.5%
Non-accrual *	47,676	16.4	47,727	17.5

	$290,474	100%	$272,922	100%

*	- Included in “Total non-accrual loans” above
(2)

The Company recognized interest income on nonaccrual loans of approximately $1,506,000 in the quarter ended December 31, 2010. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $10,993,000 for the quarter ended December 31, 2010.

In addition to the nonaccrual loans reflected in the above table, at December 31, 2010, the Company had $327,762,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company’s ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 7.55% at December 31, 2010.

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

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Company about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 75% of restructured loans as of December 31, 2010. The concession for these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. The subsequent default rate on restructured single- family mortgage loans has been approximately 15% since inception of the program in November 2008. Concessions for construction (3.5%), land A&D (11.1%) and multi-family loans (2.7%) are typically an extension of maturity combined with a rate reduction of normally 100 bps. The subsequent default rate on restructured commercial loans has been less than 10% since December 2009.

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

A loan that defaults and is subsequently modified would impact the Company’s delinquency trend, which is part of the qualitative risk factors component of the general reserve calculation. Any modified loan that re-defaults and is charged-off would impact the historical loss factors component of our general reserve calculation.

Allocation of the allowance for loan losses: The following table shows the allocation of the Company’s allowance for loan losses at the dates indicated.

	December 31, 2010			September 30, 2010
	Amount	Loans to Total Loans (1)	Coverage Ratio (2)	Amount	Loans to Total Loans (1)	Coverage Ratio (2)
	(In thousands)
Single-family residential	$54,797	74.9%	0.9%	$47,381	74.8%	0.7%
Construction - speculative	22,765	1.7	15.5	26,666	1.9	15.7
Construction - custom	359	2.8	0.1	450	2.9	0.2
Land - acquisition & development	53,369	3.3	19.4	61,530	3.5	20.0
Land - consumer lot loans	5,181	2.1	2.9	4,793	2.1	2.6
Multi-family	6,296	8.2	0.9	5,050	7.9	0.7
Commercial real estate	3,144	3.7	1.0	3,165	3.6	1.0
Commercial & industrial	6,658	0.9	8.5	6,079	0.9	7.3
HELOC	1,157	1.4	1.0	586	1.3	0.5
Consumer	5,562	1.0	6.5	7,394	1.1	8.0

	$159,288	100.0%		$163,094	100.0%

(1)	Represents the total amount of the loan category as a % of total gross non-covered loans outstanding.
(2)	Represents the allocated allowance of the loan category as a % of total gross non-covered loans outstanding for the same loan category.

Customer accounts: Customer accounts decreased $6,908,000, or .08%, to $8,845,632,000 at December 31, 2010 compared with $8,852,540,000 at September 30, 2010. The following table shows the composition of the Company’s customer accounts as of the dates shown:

Deposits by Type

	December 31, 2010			September 30, 2010
	(In thousands)
			Wtd. Avg. Rate			Wtd. Avg. Rate
Checking (non-interest)	$214,091	2.4%	0.00%	$184,240	2.1%	0.00%
NOW (interest)	477,760	5.4	0.41%	482,132	5.4	0.39%
Savings (passbook/stmt)	236,559	2.7	0.25%	234,673	2.7	0.51%
Money Market	1,661,914	18.8	0.41%	1,653,718	18.7	0.66%
CD’s	6,255,308	70.7	1.82%	6,297,777	71.1	1.91%

Total	$8,845,632	100%	1.40%	$8,852,540	100%	1.51%

FHLB advances and other borrowings: Total borrowings decreased slightly to $2,664,078,000 at December 31, 2010, compared with $2,665,548,000 at September 30, 2010. The Company has a credit line with the FHLB Seattle equal to 50% of total assets, providing a substantial source of liquidity if needed. FHLB advances are collateralized as provided for in the Advances, Pledge and Security Agreement by all FHLB stock owned by the Company, deposits with the FHLB and certain mortgages or deeds of trust securing such properties as provided in the agreements with the FHLB.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net Income: The quarter ended December 31, 2010, produced net income of $24,530,000 compared to $7,911,000 for the same quarter one year ago. The increase for the quarter resulted primarily from lower credit costs, which included the provision for loan losses and real estate owned expenses. The provision for loan losses decreased $43,750,000, or 62.7%, to $26,000,000 for the quarter ended December 31, 2010, as compared to the same period one year ago. See related discussion in “Provision for Loan Losses” section below for reasons for the decrease in the provision for loan losses. In addition, losses recognized on real estate acquired through foreclosure was $10,553,000 for the quarter ended December 31, 2010 as compared to $12,720,000 for the same period one year ago.

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

Rate / Volume Analysis:

	Comparison of Quarters Ended 12/31/10 and 12/31/09
	Volume	Rate	Total
	(In thousands)
Interest income:
Loans and covered loans	($1,807)	$2,272	$465
Mortgaged-backed securities	830	(4,417)	(3,587)
Investments (1)	1,065	1,977	3,042

All interest-earning assets	88	(168)	(80)

Interest expense:
Customer accounts	4,042	(7,793)	(3,751)
FHLB advances and other borrowings	(2,382)	(916)	(3,298)

All interest-bearing liabilities	1,660	(8,709)	(7,049)

Change in net interest income	($1,572)	$8,541	$6,969

(1)	Includes interest on cash equivalents and dividends on FHLB stock

Provision for Loan Losses: The Company recorded a $26,000,000 provision for loan losses during the quarter ended December 31, 2010, while a $69,750,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $442,699,000, or 3.30%, of total assets at December 31, 2010, compared to $553,285,000, or 4.37%, of total assets one year ago. The Company had net charge-offs of $29,806,000 for the quarter ended December 31, 2010 compared with $46,037,000 of net charge-offs for the same quarter one year ago. The ratio of net charge-offs to average non-covered loans outstanding was 0.35% and 0.51% for the quarters ended December 31, 2010 and 2009, respectively. The decrease in the provision for loan losses is in response to four primary factors: first, the improvement in the amount of NPAs year-over-year described at the beginning of this paragraph; second, non-accrual loans decreased from $369,777,000 at December 31, 2009, to $256,434,000 at December 31, 2010, a 30.7% decrease; third, the percentage of loans 30 days or more delinquent decreased from 4.74% at December 31, 2009, to 3.41% at December 31, 2010; and finally, the Company’s exposure in the land A&D and speculative construction portfolios, where the majority of losses have come from during this period of the cycle, has decreased from a combined 7.5% of the gross loan portfolio at December 31, 2009, to 5.0% at December 31, 2010. Management expects the provision to remain at elevated levels until NPAs and charge-offs improve

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

measurably. Management believes the allowance for loan losses, totaling $159,288,000, is sufficient to absorb estimated losses inherent in the portfolio.

See Note E for further discussion and analysis of the allowance for loan losses for the quarter ended December 31, 2010.

Other Income: The quarter ended December 31, 2010 produced total other income of $4,426,000 compared to $24,238,000 for the same quarter one year ago, a decrease of $19,812,000. The quarter ended December 31, 2009 included $20,428,000 of gain on sale of investments, whereas the quarter ended December 31, 2010 included no gain on sale of investments.

Other Expense: The quarter ended December 31, 2010, produced total other expense of $34,279,000 compared to $26,977,000 for the same quarter one year ago, a 27.1% increase. The increase in total other expense over the same comparable period one year ago was primarily due to an increase of $4,086,000 in compensation and benefits, which included the addition of employees from the Horizon transaction with the FDIC. Total other expense for the quarters ended December 31, 2010 and 2009 equaled 1.02% and 0.85%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 1,226 and 1,085 at December 31, 2010 and 2009, respectively.

Taxes: Income taxes increased $9,153,000, or 197.1%, for the quarter ended December 31, 2010, when compared to the same period one year ago, due to a higher taxable income base. The effective tax rate for the quarter ended December 31, 2010, was 36.00%, compared to 37.00% for the same period one year ago. The Company expects an effective tax rate of 36.00% going forward.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2010. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2010 Form 10-K.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Other Information

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

One change that is particularly significant to the Company and the Bank is the abolition of the OTS, the Bank’s historical federal financial institution regulator, effective one year from the enactment date (with the possibility of a six-month extension). After the agency is abolished, supervision and regulation of the Company will move to the Board of Governors of the Federal Reserve System (“Federal Reserve”) and supervision and regulation of the Bank will move to the Office of the Comptroller of the Currency (“OCC”). Except as described below, however, the laws and regulations applicable to the Company and the Bank will not generally change – the Home Owners Loan Act and the regulations issued under the Act will generally still apply (although these laws and regulations will be interpreted by the Federal Reserve and the OCC, respectively).

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART II – Other Information

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART II – Other Information

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

The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended December 31, 2010.

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2010 to October 31, 2010	—		$—		—	2,888,314
November 1, 2010 to November 30, 2010	17,300		14.95		17,300	2,871,014
December 1, 2010 to December 31, 2010	289,300	(2)	14.87	(2)	289,300	2,581,714

Total	306,600		$14.88		306,600	2,581,714

(1)

The Company's only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 21,956,264 shares have been authorized for repurchase.

(2)

On October 26, 2008, the Company announced it was asked to participate in the U.S. Treasury’s Capital Purchase Program. As a result, effective November 14, 2008, the Company issued, in a private placement, warrants to the U.S. Treasury to purchase 1,707,456 shares of Company common stock with a strike price of $17.57; the warrants expire November 14, 2018. On March 9, 2010, the Company announced a public offering of the warrants, listed on the Nasdaq Global Select Market under the symbol “WFSLW”. On March 15, 2010, the U.S. Treasury sold, in a secondary public offering, all 1,707,456 warrants, each representing the right to purchase one share of the Company's common stock, at an exercise price of $9.15. The Company purchased, as part of a non-publicly announced plan, in an open-market transaction, the following number of warrants during the period indicated. Per the Company's agreement with its Board of Directors, the purchase of warrants will reduce the number of shares available for repurchase from the stock repurchase program described in footnote 1 above. The following purchases are included in the numbers presented for the same period in the table above.

Period	Total Number of Warrants Purchased	Average Price Paid Per Warrant
October 1, 2010 to October 31, 2010	—	$—
November 1, 2010 to November 30, 2010	—	—
December 1, 2010 to December 31, 2010	6,600	4.97

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibits

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

101	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 9, 2011	/S/ ROY M. WHITEHEAD
ROY M. WHITEHEAD Chairman, President and Chief Executive Officer

February 9, 2011	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL Executive Vice President and Chief Financial Officer