Form 10-Q
period 2011-03-31
WASHINGTON FEDERAL INC
filed 2011-05-10
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at May 6, 2011
Common stock, $1.00 par value	111,078,402

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	March 31, 2011	September 30, 2010
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$911,961	$888,622
Available-for-sale securities, including encumbered securities of $981,857 and $933,315, at fair value	2,905,077	2,481,093
Held-to-maturity securities, including encumbered securities of $50,760 and $60,970, at amortized cost	52,710	80,107
Loans receivable, net	8,008,661	8,423,703
Covered loans, net	453,291	534,474
Interest receivable	51,855	49,020
Premises and equipment, net	164,883	162,721
Real estate held for sale	177,559	188,998
Covered real estate held for sale	66,025	44,155
FDIC indemnification asset	108,618	131,128
FHLB stock	151,752	151,748
Intangible assets, net	256,971	257,718
Federal and state income taxes, net	8,673	8,093
Other assets	70,769	84,799
	$13,388,805	$13,486,379
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Savings and demand accounts	$8,754,007	$8,825,918
Repurchase agreements with customers	36,265	26,622
	8,790,272	8,852,540
FHLB advances	1,863,541	1,865,548
Other borrowings	800,000	800,000
Advance payments by borrowers for taxes and insurance	30,837	39,504
Federal and State income taxes	—	—
Accrued expenses and other liabilities	66,514	87,640
	11,551,164	11,645,232
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 129,796,749 and 129,555,956 shares issued; 112,074,425 and 112,483,632 shares outstanding	129,797	129,556
Paid-in capital	1,580,652	1,578,527
Accumulated other comprehensive income, net of taxes	17,580	49,682
Treasury stock, at cost; 17,722,324 and 17,072,324 shares	(219,589)	(208,985)
Retained earnings	329,201	292,367
	1,837,641	1,841,147
	$13,388,805	$13,486,379
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(In thousands, except per share data)
INTEREST INCOME
Loans	$128,634	$142,317	$266,550	$279,770
Mortgage-backed securities	26,163	21,097	49,857	48,378
Investment securities and cash equivalents	3,742	1,620	7,722	2,557
	158,539	165,034	324,129	330,705
INTEREST EXPENSE
Customer accounts	29,450	37,698	62,184	74,183
FHLB advances and other borrowings	27,534	30,296	55,656	61,716
	56,984	67,994	117,840	135,899
Net interest income	101,555	97,040	206,289	194,806
Provision for loan losses	30,750	63,423	56,750	133,173
Net interest income after provision for loan losses	70,805	33,617	149,539	61,633
OTHER INCOME
Gain on FDIC-assisted transaction	—	85,608	—	85,608
Gain on sale of investments	8,147	—	8,147	20,428
Other	4,364	5,446	8,790	9,255
	12,511	91,054	16,937	115,291
OTHER EXPENSE
Compensation and benefits	17,824	24,178	35,547	37,813
Occupancy	3,636	3,399	7,151	6,648
FDIC insurance premiums	5,100	4,874	10,199	8,439
Other	6,761	7,510	14,703	14,037
	33,321	39,961	67,600	66,937
Loss on real estate acquired through foreclosure, net	(9,645)	(16,635)	(20,198)	(29,355)
Income before income taxes	40,350	68,075	78,678	80,632
Income tax provision (benefit)	14,526	(14,036)	$28,324	(9,390)
NET INCOME	$25,824	$82,111	$50,354	$90,022

PER SHARE DATA
Basic earnings	$0.23	$0.73	$0.45	$0.80
Diluted earnings	0.23	0.73	0.45	0.80
Cash dividends per share	0.06	0.05	0.12	0.10
Basic weighted average number of shares outstanding	112,278,823	112,450,001	112,364,935	112,401,443
Diluted weighted average number of shares outstanding, including dilutive stock options	112,411,414	112,798,396	112,447,927	112,689,113
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31, 2011	March 31, 2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,354	$90,022
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of fees, discounts, premiums and intangible assets, net	15,792	8,689
Cash received from FDIC under loss share	20,977	—
Depreciation	3,300	2,700
Stock option compensation expense	540	592
Provision for loan losses	56,750	133,173
Loss (gain) on investment securities and real estate held for sale, net	12,051	9,878
Gain on FDIC-assisted transaction	—	(85,608)
Decrease (increase) in accrued interest receivable	(2,835)	5,359
Increase (decrease) in income taxes payable/receivable	18,072	(35,084)
FHLB stock dividends	(4)	(2)
Decrease (increase) in other assets	14,030	(61,802)
Decrease in accrued expenses and other liabilities	(21,126)	(45,480)
Net cash provided by operating activities	167,901	22,437
CASH FLOWS FROM INVESTING ACTIVITIES
(Loan originations) principal collections, net	361,916	69,206
Available-for-sale securities purchased	(967,176)	(724,709)
Principal payments and maturities of available-for-sale securities	358,297	331,694
Available-for-sale securities sold	131,361	368,309
Principal payments and maturities of held-to-maturity securities	28,146	11,178
Net cash received from acquisition	—	111,684
Proceeds from sales of real estate held for sale	44,639	81,577
Premises and equipment purchased	(5,462)	(4,931)
Net cash provided (used) by investing activities	(48,279)	244,008
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	(62,268)	304,814
Net decrease in borrowings	(2,007)	(131,747)
Proceeds from exercise of common stock options	783	1,542
Dividends paid	(13,520)	(11,208)
Treasury stock purchased	(10,604)	—
Decrease in advance payments by borrowers for taxes and insurance	(8,667)	(8,409)
Net cash provided (used) by financing activities	(96,283)	154,992
Increase in cash and cash equivalents	23,339	421,437
Cash and cash equivalents at beginning of period	888,622	498,388
Cash and cash equivalents at end of period	$911,961	$919,825
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Non-covered real estate acquired through foreclosure	$53,398	$138,125
Covered real estate acquired through foreclosure	33,075	4,706
Cash paid during the period for
Interest	119,479	136,395
Income taxes	10,252	27,420

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2011 AND 2010
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
The general loan loss allowance is established by applying a loss percentage factor to the different loan types. Management believes loan types are the most relevant factor to group loans for the allowance calculation as the risk characteristics in these groups are similar. The loss percentage factor is made up of 2 parts – the historical loss factor (“HLF”) and the qualitative loss factor (“QLF”). The HLF takes into account historical charge-offs, while the QLF is determined by loan type and allows management to augment reserve levels to reflect the current environment and portfolio performance trends including recent charge-off trends. The allowances are provided based on Management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, collateral values, geographic concentrations, seasoning of the loan portfolio, specific industry conditions, and the duration of the current business cycle. The recovery of the carrying value of loans is susceptible to future market conditions beyond the Company’s control, which may result in losses or recoveries differing from those provided.
The Company’s reserve methodology relating to troubled debt restructurings (“TDR”) was enhanced again during the quarter ended March 31, 2011, by evaluating TDR's by state and further by the amount of time since restructuring. The impact was to increase the reserves allocated to single-family residential ("SFR") TDRs by $10,958,000 at March 31, 2011, as compared to December 31, 2010. The portion of the reserve now allocated to SFR TDR's is $21,106,000 at March 31, 2011.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

Off-Balance-Sheet Credit Exposures – The only material off-balance-sheet credit exposure is loans in process (“LIP”), which had a balance at March 31, 2011, excluding covered loans, of $142,776,000. The Company estimates losses on LIP by including LIP with the related principal balance outstanding and then applying its general reserve methodology to the gross amount.
Certain reclassifications have been made to the financial statements to conform prior periods to current classifications.

NOTE B – Dividends
On April 22, 2011 the Company paid its 113th consecutive quarterly cash dividend on common stock. Dividends per share were $.06 and $.05 for the quarters ended March 31, 2011 and 2010.

NOTE C – Comprehensive Income
The Company’s comprehensive income includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities. Total comprehensive income (loss) for the quarters ended March 31, 2011 and March 31, 2010 totaled $10,239,000 and $87,612,000 respectively. Total comprehensive income (loss) for the six months ended March 31, 2011 and March 31, 2010 totaled $18,252,000 and $79,478,000 respectively. The difference between the Company’s net income and total comprehensive income for the quarter ended March 31, 2011 was $(15,585,000) which equals the change in the net unrealized gain on available-for-sale securities of $(24,640,000), less tax of $(9,055,000). In addition, $26,949,000 of net unrealized loss on available-for-sale securities were included in comprehensive income for the six months ended March 31, 2011, which included $5,153,000 of gain on sale of investments reclassified into earnings for the same period.

NOTE D – Loans Receivable (excluding Covered Loans)

	March 31, 2011		September 30, 2010
	(In thousands)
Single-family residential	$6,254,244	75.0%	$6,551,837	74.7%
Construction - speculative	145,282	1.7	169,712	1.9
Construction - custom	243,739	2.9	256,384	2.9
Land - acquisition & development	253,377	3.0	307,230	3.5
Land - consumer lot loans	174,929	2.1	186,840	2.1
Multi-family	717,533	8.6	697,351	7.9
Commercial real estate	294,181	3.5	315,915	3.6
Commercial & industrial	74,248	0.9	83,070	1.0
HELOC	114,840	1.4	116,143	1.3
Consumer	79,184	0.9	92,624	1.1
	8,351,557	100%	8,777,106	100%
Less:
Allowance for probable losses	163,617		163,094
Loans in process	142,776		154,171
Deferred net origination fees	36,503		36,138
	342,896		353,403
	$8,008,661		$8,423,703

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

The following table sets forth information regarding non-accrual loans held by the Company as of the dates indicated:

	March 31, 2011		September 30, 2010
	(In thousands)
Non-accrual loans:
Single-family residential	$121,535	54.8%	$115,155	46.8%
Construction - speculative	20,187	9.1	39,915	16.3
Construction - custom	307	0.1	—	—
Land - acquisition & development	45,494	20.5	64,883	26.4
Land - consumer lot loans	6,470	2.9	7,540	3.1
Multi-family	13,249	6.0	4,931	2.0
Commercial real estate	12,734	5.7	10,831	4.4
Commercial & industrial	369	0.2	371	0.2
HELOC	1,001	0.5	929	0.4
Consumer	390	0.2	977	0.4
Total non-accrual loans	$221,736	100%	$245,532	100%
The following table provides an analysis of the age of loans in past due status for the period ended March 31, 2011.

	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Single-Family Residential	$6,252,954	$6,044,427	$56,384	$31,658	$120,487	$208,529	3.33%
Construction - Speculative	117,561	106,522	1,219	—	9,820	11,039	9.39%
Construction - Custom	139,186	137,667	—	1,212	307	1,519	1.09%
Land - Acquisition & Development	245,523	225,644	1,742	5,859	12,278	19,879	8.10%
Land - Consumer Lot Loans	174,929	165,653	1,711	1,095	6,470	9,276	5.30%
Multi-Family	717,285	701,793	8,561	—	6,931	15,492	2.16%
Commercial Real Estate	293,079	287,194	2,320	222	3,343	5,885	2.01%
Commercial & Industrial	74,240	73,634	271	197	138	606	0.82%
HELOC	114,840	112,487	545	807	1,001	2,353	2.05%
Consumer	79,184	76,883	1,130	781	390	2,301	2.91%
	$8,208,781	$7,931,904	$73,883	$41,831	$161,165	$276,879	3.37%

NOTE E – Allowance for Losses on Loans
The Company has an asset quality review function that analyzes its loan portfolios and reports the results of the review to the Board of Directors on a quarterly basis. The single-family residential, HELOC and consumer portfolios are evaluated based on their performance as a pool of loans, since no single loan is individually significant or judged by its risk rating, size or potential risk of loss. The construction, land, multi-family, commercial real estate and commercial and industrial loans are risk rated on a loan by loan basis to determine the relative risk inherent in specific borrowers or loans. Based on that risk rating, the loans are assigned a grade and classified as follows:

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

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

•
Doubtful – A credit classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weakness makes collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The probability of loss is high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.

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

The following table summarizes the activity in the allowance for loan losses for the period ended March 31, 2011:

	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$54,797	$(7,714)	$376	$19,425	$66,884
Construction - speculative	22,765	(6,332)	622	4,481	21,536
Construction - custom	359	(157)	—	346	548
Land - acquisition & development	53,369	(6,925)	449	(2,246)	44,647
Land - consumer lot loans	5,181	(1,224)	—	1,718	5,675
Multi-family	6,296	—	71	1,640	8,007
Commercial real estate	3,144	(570)	—	925	3,499
Commercial & industrial	6,658	(3,736)	125	3,359	6,406
HELOC	1,157	(348)	—	339	1,148
Consumer	5,562	(1,359)	301	763	5,267
	$159,288	$(28,365)	$1,944	$30,750	$163,617
The Company recorded a $30,750,000 provision for loan losses during the quarter ended March 31, 2011, while a $63,423,000 provision was recorded for the same quarter one year ago. Non-performing assets (“NPAs”) amounted to $399,295,000, or 2.98%, of total assets at March 31, 2011, compared to $538,928,000, or 3.90%, of total assets one year ago. Covered loans are not classified as non-performing loans because, at acquisition, the carrying value of these loans was adjusted to reflect fair value and are covered under FDIC loss sharing agreements. There was no allowance for loan losses related to the covered loans at March 31, 2011, as these loans are performing as anticipated or better than the projections used in the purchase accounting fair value calculations. The Company had net charge-offs of $26,421,000 for the quarter ended March 31, 2011, compared with $59,419,000 of net charge-offs for the same quarter one year ago. A loan is charged-off when the loss is estimable and it is confirmed that the borrower will not be able to meet its contractual obligations. The decrease in the provision for loan losses is in response to four primary factors: first, the improvement in the amount of NPAs year-over-year described at the beginning of this paragraph; second, non-accrual loans decreased from $334,872,000 at March 31, 2010, to $221,736,000 at March 31, 2011, a 33.8% decrease; third, the percentage of loans 30 days or more delinquent decreased from 4.39% at March 31, 2010, to 3.37% at March 31, 2011; and finally, the Company’s exposure in the land acquisition and development (“A&D”) and speculative construction portfolios, where the majority of losses have come from during this period of the cycle, has decreased from a combined 6.7% of the gross loan portfolio at March 31, 2010, to 5.0% at March 31, 2011. The provision for loan losses increased on a linked quarter basis from $26,000,000 for the quarter ended December 31, 2010 to $30,750,000 for the March 31, 2011 quarter despite the improved asset quality indicators

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

mentioned above. The increased provision was the result of continued declines in real estate values in the Company's primary market areas as well as additional reserve allocated to SFR TDR's. $107,510,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $56,107,000 was made up of specific reserves on loans that were deemed to be impaired at March 31, 2011. For the period ending March 31, 2010, $85,730,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $108,822,000 was made up of specific reserves on loans that were deemed to be impaired. The primary reasons for the shift in total allowance allocation from specific reserves to general reserves is due to the Company having already addressed many of the problem loans focused in the speculative construction and land A&D portfolios, combined with an increase in delinquencies and elevated charge-offs in the single-family residential portfolio. While overall delinquencies have decreased as discussed above, delinquencies in the single-family residential portfolio, the largest portion of the loan portfolio, increased from 3.10% at March 31, 2010 to 3.33% at March 31, 2011.
The following table shows a summary of loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves as of March 31, 2011:

	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$62,033	$6,239,511	1.0%	$4,850	$14,733	32.9%
Construction - speculative	14,688	98,518	14.9	6,848	46,764	14.6
Construction - custom	548	243,739	0.2	—	—	—
Land - acquisition & development	7,223	38,879	18.6	37,425	214,498	17.4
Land - consumer lot loans	4,306	172,255	2.5	1,369	2,674	51.2
Multi-family	3,462	692,545	0.5	4,545	24,988	18.2
Commercial real estate	2,618	261,814	1.0	881	32,367	2.7
Commercial & industrial	6,217	69,077	9.0	189	5,171	3.7
HELOC	1,148	114,840	1.0	—	—	—
Consumer	5,267	79,184	6.7	—	—	—
	$107,510	$8,010,362	1.3	$56,107	$341,195	16.4
 ___________________

(1)	Excludes covered loans
The following tables provide information on loans based on credit quality indicators (defined in Note A) as of March 31, 2011:
Credit Risk Profile by Internally Assigned Grade:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Single-family residential	$6,126,149	$—	$128,095	$—	$—	$6,254,244
Construction - speculative	43,769	6,672	94,841	—	—	145,282
Construction - custom	243,739	—	—	—	—	243,739
Land - acquisition & development	58,216	7,052	188,109	—	—	253,377
Land - consumer lot loans	174,929	—	—	—	—	174,929
Multi-family	675,206	4,047	38,280	—	—	717,533
Commercial real estate	248,622	1,217	44,343	—	—	294,182
Commercial & industrial	69,689	1,374	2,865	—	320	74,248
HELOC	114,840	—	—	—	—	114,840
Consumer	78,225	583	375	—	—	79,183
	$7,833,384	$20,945	$496,908	$—	$320	$8,351,557
Total grade as a % of total gross loans	93.8%	0.3%	5.9%	—%	—%

Credit Risk Profile Based on Payment Activity:

	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$6,132,709	98.1%	$121,535	1.9%
Construction - speculative	125,095	86.1	20,187	13.9
Construction - custom	243,432	99.9	307	0.1
Land - acquisition & development	207,883	82.0	45,494	18.0
Land - consumer lot loans	168,459	96.3	6,470	3.7
Multi-family	704,284	98.2	13,249	1.8
Commercial real estate	281,447	95.7	12,734	4.3
Commercial & industrial	73,879	99.5	369	0.5
HELOC	113,839	99.1	1,001	0.9
Consumer	78,794	99.5	390	0.5
	$8,129,821	97.3	$221,736	2.7
The following table provides information on impaired loans based on loan types as of March 31, 2011:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
With no related allowance recorded:
Single-family residential	$—	$—	$—		$—
Construction - speculative	16,222	22,336	—		17,527
Construction - custom	—	—	—		—
Land - acquisition & development	33,306	56,745	—		37,386
Land - consumer lot loans	—	—	—		—
Multi-family	1,620	1,620	—		690
Commercial real estate	10,131	10,617	—		6,466
Commercial & industrial	97	117	—		73
HELOC	—	—	—		—
Consumer	—	—	—		—
	61,376	91,435	—		62,142
With an allowance recorded:
Single-family residential	230,612	230,612	20,993		223,093
Construction - speculative	43,362	43,362	6,848		39,736
Construction - custom	—	—	—		—
Land - acquisition & development	103,420	103,419	37,425		91,406
Land - consumer lot loans	—	—	1,369		—
Multi-family	24,390	24,390	4,545		17,882
Commercial real estate	1,642	1,642	881		1,098
Commercial & industrial	295	295	189		179
HELOC	—	—	—		—
Consumer	—	—	—		—
	403,721	403,720	72,250	(1)	373,394
Total:
Single-family residential	230,612	230,612	20,993		223,093
Construction - speculative	59,584	65,698	6,848		57,263
Construction - custom	—	—	—		—
Land - acquisition & development	136,726	160,164	37,425		128,792
Land - consumer lot loans	—	—	1,369		—
Multi-family	26,010	26,010	4,545		18,572
Commercial real estate	11,773	12,259	881		7,564
Commercial & industrial	392	412	189		252
HELOC	—	—	—		—
Consumer	—	—	—		—
	$465,097	$495,155	$72,250	(1)	$435,536
____________________

(1)	Includes $56,107,000 of specific reserves and $16,143,000 included in the general reserves.

NOTE F – New Accounting Pronouncements
In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-03,

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements. This ASU removes from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this ASU. The guidance in this ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The Company intends to comply with this new guidance.
In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) – A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments in this ASU clarify the guidance on a creditor's evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance will be effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption (i.e., October 1, 2010, for the Company). As a result of this guidance, receivables previously measured under loss contingency guidance that are newly considered impaired should be disclosed, along with the related allowance for credit losses, as of the end of the period of adoption. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. The deferred credit risk disclosure guidance issued in July 2010 relating to troubled debt restructurings will now be effective for interim and annual periods beginning on or after June 15, 2011. The Company intends to comply with this new guidance.

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

The following table presents the balance of assets measured at fair value on a recurring basis at March 31, 2011:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	Fair Value at March 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
Equity securities	$—	$511	$—	$511
Obligations of U.S. government	—	306,887	—	306,887
Obligations of states and political subdivisions	—	20,471	—	20,471
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	10,000	—	10,000
Mortgage-backed securities			—
Agency pass-through certificates	—	2,567,208	—	2,567,208
Other debt securities	—	—	—	—
Balance at end of period	$—	$2,905,077	$—	$2,905,077
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the quarter ended March 31, 2011.
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
The following table presents the aggregated balance of assets measured at estimated fair value on a nonrecurring basis through the quarter ended March 31, 2011, and the total losses resulting from those fair value adjustments for the quarter and six months ended March 31, 2011. The following estimated fair values are shown gross of estimated selling costs:

					Quarter Ended March 31, 2011	Six Months Ended March 31, 2011
	Through March 31, 2011
	Level 1	Level 2	Level 3	Total	Total Losses
	(In thousands)
Impaired loans (1)	$—	$—	$153,333	$153,333	$12,725	$29,304
Real estate held for sale (2)	—	—	87,695	87,695	12,667	25,345
Balance at end of period	$—	$—	$241,028	$241,028	$25,392	$54,649
 ___________________

(1)	The loss represents remeasurements of collateral dependent loans.

(2)	The loss represents aggregate writedowns and charge-offs on real estate held for sale.
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2011.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	March 31, 2011		September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$911,961	$911,961	$888,622	$888,622
Available-for-sale securities:
Equity securities	—	—	—	—
Obligations of U.S. government	328,255	328,255	341,006	341,006
Obligations of states and political subdivisions	—	—	—	—
Obligations of foreign governments	—	—	—	—
Corporate debt securities	10,000	10,000	10,000	10,000
Mortgage-backed securities
Agency pass-through certificates	2,566,822	2,566,822	2,130,087	2,130,087
Other debt securities	—	—	—	—
Total available-for-sale securities	2,905,077	2,905,077	2,481,093	2,481,093
Held-to-maturity securities:
Equity securities	—	—	—	—
Obligations of U.S. government	—	—	—	—
Obligations of states and political subdivisions	1,950	2,073	7,055	7,269
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	—	—	—
Mortgage-backed securities
Agency pass-through certificates	50,760	53,588	73,052	77,631
Other debt securities	—	—	—	—
Total held-to-maturity securities	52,710	55,661	80,107	84,900
Loans receivable	8,008,661	8,560,315	8,423,703	8,899,937
Covered loans	453,291	446,155	534,474	534,474
FHLB stock	151,752	151,752	151,748	151,748
Financial liabilities
Customer accounts	8,790,272	8,627,023	8,852,540	8,811,009
FHLB advances and other borrowings	2,663,541	2,883,973	2,665,548	2,965,921
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

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
The following is a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities:

	March 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$500	$11	$—	$511	4.00%
1 to 5 years	25,000	136	—	25,136	3.25%
5 to 10 years	9,300	4,160	—	13,460	10.38%
Over 10 years	295,971	386	(7,209)	288,762	3.07%
Corporate bonds due
5 to 10 years	10,000		—	10,000	6.00%
Mortgage-backed securities
Agency pass-through certificates	2,536,512	58,836	(28,526)	2,567,208	4.91%
	2,877,283	63,529	(35,735)	2,905,077	4.73%
Held-to-maturity securities
Tax-exempt municipal bonds due
1 to 5 years					—%
5 to 10 years	1,950	123	—	2,073	5.65%
Over 10 years					—%
U.S. government and agency securities due
1 to 5 years					—%
Mortgage-backed securities
Agency pass-through certificates	50,760	2,828	—	53,588	5.31%
	52,710	2,951	—	55,661	5.32%
	$2,929,993	$66,480	$(35,735)	$2,960,738	4.74%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	September 30, 2010
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$500	$26	$—	$526	4.00%
1 to 5 years	25,000	180	—	25,180	3.25%
5 to 10 years	158,915	5,344	(105)	164,154	3.59%
Over 10 years	150,000	1,161	(15)	151,146	3.50%
Corporate bonds due
5 to 10 years	10,000	—	—	10,000	6.00%
Mortgage-backed securities
Agency pass-through certificates	2,058,130	72,853	(896)	2,130,087	5.26%
	2,402,545	79,564	(1,016)	2,481,093	5.02%
Held-to-maturity securities
Tax-exempt municipal bonds due
1 to 5 years	1,105	65	—	1,170	6.11%
5 to 10 years	1,940	115	—	2,055	5.67%
Over 10 years	4,010	34	—	4,044	5.60%
U.S. government and agency securities due
1 to 5 years	—	—	—	—	—%
Mortgage-backed securities
Agency pass-through certificates	73,052	4,579	—	77,631	5.59%
	80,107	4,793	—	84,900	5.60%
	$2,482,652	$84,357	$(1,016)	$2,565,993	5.04%
During the period ending March 31, 2011, $131,361,000 of available-for-sale securities were sold, resulting in a gain of $8,147,000. $368,309,000 of available-for-sale securities were sold during the period ending March 31, 2010, resulting in a gain of $20,428,000.
Substantially all mortgage-backed securities have contractual due dates that exceed 10 years.
The following table shows the unrealized gross losses and fair value of securities at March 31, 2011, by length of time that individual securities in each category have been in a continuous loss position. There were no securities that were in a continuous loss position for 12 or more months as of March 31, 2011. While the Company had $35,735,000 of securities that were in a continuous loss position for less than 12 months as of March 31, 2011, Management believes that the declines in fair value of these investments are not an other than temporary impairment.

	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value

U.S. agency securities	$(7,209)	$268,291	$—	$—	$(7,209)	$268,291
Agency pass-through certificates	(28,526)	1,240,726	—	—	(28,526)	1,240,726
	(35,735)	$1,509,017	$—	$—	(35,735)	$1,509,017

NOTE H – Covered Assets
Covered assets represent loans and real estate held for sale acquired from the FDIC that are subject to loss sharing agreements

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

and were $519,316,000 as of March 31, 2011, versus $578,629,000 as of September 30, 2010.
Changes in the carrying amount and accretable yield for acquired impaired and non-impaired loans were as follows for the quarter ended March 31, 2011:

	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$27,019	$190,530	$39,813	$343,944
Accretion	(5,715)	5,715	(3,995)	3,995
Transfers to REO		(33,075)	—
Payments received, net		(20,200)	—	(37,618)
Balance at end of period	$21,304	$142,970	$35,818	$310,321
At March 31, 2011, none of the acquired impaired or non-impaired loans were classified as non-performing assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans. There was no allowance for loan losses related to the covered loans at March 31, 2011, as these loans are performing as anticipated in the projections used in the purchase accounting fair value calculations.
The outstanding principal balance of acquired loans was $581,719,000 and $685,384,000 as of March 31, 2011 and September 30, 2010, respectively.
The following table shows the year to date activity for the FDIC indemnification asset:

	March 31, 2011	September 30, 2010
	(In thousands)
Balance at beginning of period	$131,128	$—
Additions	—	227,500
Payments received	(20,978)	(92,551)
Amortization	(3,196)	(8,150)
Accretion	1,664	4,329
Balance at end of period	$108,618	$131,128
The following tables provide information on covered loans based on credit quality indicators (defined in Note A) as of March 31, 2011:
Credit Risk Profile by Internally Assigned Grade:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Purchased non-credit impaired loans:
Single-family residential	$52,948	$—	$635	$—	$—	$53,583
Construction - speculative	2,124	—	—	—	—	2,124
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	13,720	6,891	697	—	—	21,308
Land - consumer lot loans	694	—	111	—	—	805
Multi-family	33,895	—	2,466	—	—	36,361
Commercial real estate	145,480	534	25,410	—	—	171,424
Commercial & industrial	22,545	5,007	5,470	—	—	33,022
HELOC	22,677	—	—	—	—	22,677
Consumer	1,454	—	—	—	—	1,454
	295,537	12,432	34,789	—	—	342,758
Total grade as a % of total net loans	86.2%	3.6%	10.2%	—%	—%

Purchased credit impaired loans:
Pool 1 - Construction and land A&D	9,087	4,820	64,857	—	—	78,764
Pool 2 - Single-family residential	5,208	—	16,283	—	—	21,491
Pool 3 - Multi-family	—	—	5,051	—	—	5,051
Pool 4 - HELOC & other consumer	4,104	—	5,839	—	—	9,943
Pool 5 - Commercial real estate	1,351	30,087	50,349	—	—	81,787
Pool 6 - Commercial & industrial	519	5,413	35,993	—	—	41,925
	$20,269	$40,320	$178,372	$—	$—	238,961
					Total covered loans	581,719
					Discount	(128,428)
					Covered loans, net	$453,291
The following table provides an analysis of the age of purchased non-credit impaired loans in past due status for the period ended March 31, 2011.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
Single-Family Residential	$53,583	$48,680	$932	$38	$3,933	$4,903	9.15%
Construction - Speculative	2,124	2,124	—	—	—	—	—%
Construction - Custom	—	—	—	—	—	—	—%
Land - Acquisition & Development	21,308	19,141	99	—	2,068	2,167	10.17%
Land - Consumer Lot Loans	805	677	—	—	128	128	15.90%
Multi-Family	36,361	34,853	—	—	1,508	1,508	4.15%
Commercial Real Estate	171,424	161,960	3,010	366	6,088	9,464	5.52%
Commercial & Industrial	33,022	26,059	282	5,288	1,393	6,963	21.09%
HELOC	22,677	20,807	522	755	593	1,870	8.25%
Consumer	1,454	1,139	70	191	54	315	21.66%
	$342,758	$315,440	$4,915	$6,638	$15,765	$27,318	7.97%

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
INTEREST RATE RISK
The Company accepts a higher level of interest rate volatility as a result of its significant holdings of fixed-rate single-family home loans that are longer in term than the characteristics of its primary liabilities of customer accounts and borrowings. As a result, assets do not respond as quickly to changes in interest rates as liabilities and net income typically declines when interest rates rise and expands when interest rates fall as compared to a portfolio of matched maturities of assets and liabilities.
At March 31, 2011, the Company had approximately $2.5 billion more liabilities subject to repricing in the next year than assets, which amounted to a negative one-year maturity gap of 19% of total assets. This is an increase from the 16 % gap as of September 30, 2010 and the 18% gap as of March 31, 2010. During the current year, the Company has changed the model used to calculate these one year maturity gap results. Results for previous periods have been revised using the output from the new model. The new model uses the Company's specific data, at a granular level, to project estimated cash flows on loans and deposits. In particular, the loan prepayment assumptions incorporate our recent portfolio experience.
The potential impact of rising interest rates on net income for one year has also been estimated using the new model. In the event of an immediate and parallel increase of 200 basis points in interest rates, we would expect a decrease in net interest income of $28.5 million or -6.4%. In the event of a gradual increase from current rates by 200 basis points over a twelve-month period, we would expect a decrease in net interest income of $8.9 million or -2.0%.
This analysis continues to assume zero balance sheet growth and constant percentage composition of assets and liabilities. It also assumes that loan and deposit prices respond in full to the increase in market rates. Actual results will differ from the assumptions used in this model, as Management monitors and adjusts loan and deposit pricing and the size and composition of the balance sheet to respond to changing interest rates.
The net portfolio value (“NPV”) is the difference between the present value of interest-bearing assets and the present value of expected cash flows from interest-earning liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates is another measure of interest rate risk. This approach provides a longer term view of interest rate risk as it incorporates all future expected cash flows. In the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $638 million and the NPV to total assets ratio to decline to 11.15%. As of September 30, 2010, the estimated decrease in NPV in the event of a 200 basis point decline in rates was estimated to decline by $398 million and the NPV to total assets ratio to decline to 11.49%. This increase in NPV sensitivity is primarily due to slower prepayment estimates.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interest rate spread decreased to 3.07% at March 31, 2011 from 3.09% at September 30, 2010. The spread decreased due to a higher proportion of lower yielding investment balances compared to total earning assets as deposit growth has exceeded loan growth. In addition, loan yields are lower as a result of refinancing of fixed-rate mortgages into historically low long-term interest rates. As of March 31, 2011, the weighted average rate on earning assets decreased by 16 basis points compared to September 30, 2010, while the weighted average rates on customer deposit accounts and borrowings decreased by 14 basis points over the same period.
As of March 31, 2011, the Company had decreased total assets by $97,574,000, or 0.7%, from $13,486,379,000 at September 30, 2010. For the quarter ended March 31, 2011, compared to September 30, 2010, loans (both non-covered and covered) decreased $496,225,000, or 5.5%. To help offset the reduced income from loans, investment securities increased $396,587,000, or 15.5%. Cash and cash equivalents of $911,961,000 and stockholders’ equity of $1,837,641,000 provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s net worth at March 31, 2011 was $1,837,641,000, or 13.73%, of total assets. This was a slight decrease of $3,506,000 from September 30, 2010 when net worth was $1,841,147,000, or 13.65%, of total assets. The Company’s net worth was impacted in the quarter by net income of $25,824,000, the payment of $6,729,000 in cash dividends, treasury stock purchases that totaled $6,043,000, as well as a decrease in other comprehensive income of $15,585,000.
Management believes this strong net worth position will help the Company manage its interest rate risk and provide the capital support needed for controlled growth in a regulated environment. To be categorized as well capitalized, Washington Federal Savings must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

	Actual		Capital Adequacy Guidelines		Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(In thousands)
March 31, 2011
Total capital to risk-weighted assets	$1,612,265	24.24%	$532,179	8.00%	$665,224	10.00%
Tier I capital to risk-weighted assets	1,530,255	23.00%	N/A	N/A	399,134	6.00%
Core capital to adjusted tangible assets	1,530,255	11.68%	N/A	N/A	655,121	5.00%
Core capital to total assets	1,530,255	11.68%	393,073	3.00%	N/A	N/A
Tangible capital to tangible assets	1,530,255	11.68%	196,536	1.50%	N/A	N/A

September 30, 2010
Total capital to risk-weighted assets	1,619,206	23.39%	553,761	8.00%	692,201	10.00%
Tier I capital to risk-weighted assets	1,534,681	22.17%	N/A	N/A	415,321	6.00%
Core capital to adjusted tangible assets	1,534,681	11.67%	N/A	N/A	657,606	5.00%
Core capital to total assets	1,534,681	11.67%	394,563	3.00%	N/A	N/A
Tangible capital to tangible assets	1,534,681	11.67%	197,282	1.50%	N/A	N/A
CHANGES IN FINANCIAL CONDITION
Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $423,984,000, or 17.1%, during the six months ended March 31, 2011, which included the purchase of $967,176,000 of available-for-sale investment securities. During the same period, $131,361,000 of available-for-sale securities were sold at a gain of $8,147,000. There were no purchases or sales of held-to-maturity securities in the same period. As of March 31, 2011, the Company had net unrealized gains on available-for-sale securities of $17,580,000, net of tax, which were recorded as part of stockholders’ equity. The Company increased its available-for-sale investment portfolio to partially invest additional customer deposits and replace some of the lost interest income on maturing or prepaying loans and mortgage-backed securities.
Loans receivable: During the quarter ended March 31, 2011, the balance of loans receivable decreased 4.9% to $8,008,661,000 compared to $8,423,703,000 at September 30, 2010. This decrease is consistent with management’s strategy to reduce the Company’s exposure to land and construction loans and not aggressively compete for 30 year fixed-rate mortgages at current market rates. The Company’s current decision not to originate and hold in its loan portfolio 30 year fixed-rate loans at rates below 4.50%, due to the duration risk associated with such low mortgage rates, contributed to the net run off of the loan portfolio. Additionally, during the year to date period, $53,398,000 of loans were transferred to REO. If the current low rates on 30 year fixed-rate mortgages persist, management will consider continuing to shrink the Company's loan portfolio. The following table shows the loan portfolio by category for the last three quarters.

Loan Portfolio by Category *	September 30, 2010		December 31, 2010		March 31, 2011
	(In thousands)
Single-family residential	$6,551,837	74.7%	$6,333,040	74.9%	$6,254,244	75.0%
Construction - speculative	169,712	1.9	146,933	1.7	145,282	1.7
Construction - custom	256,384	2.9	239,337	2.8	243,739	2.9
Land - acquisition & development	307,230	3.5	275,396	3.3	253,377	3.0
Land - consumer lot loans	186,840	2.1	181,205	2.1	174,929	2.1
Multi-family	697,351	7.9	696,601	8.2	717,533	8.6
Commercial real estate	315,915	3.6	315,332	3.7	294,181	3.5
Commercial & industrial	83,070	1.0	78,082	0.9	74,248	0.9
HELOC	116,143	1.3	115,660	1.4	114,840	1.4
Consumer	92,624	1.1	85,987	1.0	79,184	0.9
	8,777,106	100%	8,467,573	100%	8,351,557	100%
Less:
Allowance for probable losses	163,094		159,288		163,617
Loans in process	154,171		129,472		142,776
Deferred net origination fees	36,138		35,865		36,503
	353,403		324,625		342,896
	$8,423,703		$8,142,948		$8,008,661
 ____________________
* Excludes covered loans
Covered loans: As of March 31, 2011, covered loans had decreased 15.2%, or $81,183,000, to $453,291,000, compared to September 30, 2010, due to continued paydowns and transfers of the properties into covered real estate owned.
Non-performing assets: Non-performing assets, which excludes covered assets acquired in FDIC-assisted transactions, decreased during the quarter ended March 31, 2011 to $399,295,000 from $434,530,000 at September 30, 2010, a 8.1% decrease. The continued elevated level of NPAs is a result of the significant decline in housing values in the western United States and the national recession over the last three years. Non-performing assets as a percentage of total assets was 2.98% at March 31, 2011 compared to 3.22% at September 30, 2010. This level of NPAs remains significantly higher than the 0.82% average in the Company’s 28+ year history as a public company. The Company anticipates NPAs will continue to be elevated in the future until the residential real estate market stabilizes and values recover.
The following table sets forth information regarding restructured and non-accrual loans and REO held by the Company at the dates indicated.

	March 31, 2011		September 30, 2010
	(In thousands)
Restructured loans:
Single-family residential	$238,163	76.2%	$207,040	75.9%
Construction - speculative	13,361	4.3	9,893	3.6
Construction - custom	—	—	—	—
Land - acquisition & development	28,430	9.1	33,497	12.3
Land - consumer lot loans	9,312	3.0	7,095	2.6
Multi - family	20,583	6.6	12,862	4.7
Commercial real estate	1,464	0.5	1,503	0.6
Commercial & industrial	886	0.3	954	0.3
HELOC	78	—	78	—
Consumer	—	—	—	—
Total restructured loans (1)	312,277	100%	272,922	100%
Non-accrual loans:
Single-family residential	121,535	54.8%	115,155	46.8%
Construction - speculative	20,187	9.1	39,915	16.3
Construction - custom	307	0.1	—	—
Land - acquisition & development	45,494	20.5	64,883	26.4
Land - consumer lot loans	6,470	2.9	7,540	3.1
Multi-family	13,249	6.0	4,931	2.0
Commercial real estate	12,734	5.7	10,831	4.4
Commercial & industrial	369	0.2	371	0.2
HELOC	1,001	0.5	929	0.4
Consumer	390	0.2	977	0.4
Total non-accrual loans (2)	221,736	100%	245,532	100%
Total REO (3)	147,725		160,754
Total REHI (3)	29,834		28,244
Total non-performing assets	$399,295		$434,530
Total non-performing assets and performing restructured loans as a percentage of total assets	5.12%		4.89%
(1) Restructured loans were as follows:
Performing	$285,595	91.5%	$225,195	82.5%
Non-accrual *	26,682	8.5	47,727	17.5
	$312,277	100%	$272,922	100%

*     Included in "Total non-accrual loans" above

(2)
The Company recognized interest income on nonaccrual loans of approximately $2,210,000 in the six months ended March 31, 2011. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $6,840,000 for the six months ended March 31, 2011.

In addition to the nonaccrual loans reflected in the above table, at March 31, 2011, the Company had $298,241,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company’s ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 7.34% at March 31, 2011.

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

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Company about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 76% of restructured loans as of March 31, 2011. The concession for these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. The subsequent default rate on restructured single- family mortgage loans has been approximately 15% since inception of the program in November 2008. Concessions for construction (4.3%), land A&D (9.1%) and multi-family loans (6.6%) are typically an extension of maturity combined with a rate reduction of normally 100 bps. The subsequent default rate on restructured commercial loans has been less than 10% since December 2009.
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

	March 31, 2011			September 30, 2010
	Amount	Loans to Total Loans (1)	Coverage Ratio (2)	Amount	Loans to Total Loans (1)	Coverage Ratio (2)
	(In thousands)
Single-family residential	$66,884	75.0%	1.1%	$47,381	74.8%	0.7%
Construction - speculative	21,536	1.7	14.7	26,666	1.9	15.7
Construction - custom	548	2.9	0.2	450	2.9	0.2
Land - acquisition & development	44,647	3.0	16.2	61,530	3.5	20.0
Land - consumer lot loans	5,675	2.1	3.1	4,793	2.1	2.6
Multi-family	8,007	8.6	1.1	5,050	7.9	0.7
Commercial real estate	3,499	3.5	1.1	3,165	3.6	1.0
Commercial & industrial	6,406	0.9	8.2	6,079	0.9	7.3
HELOC	1,148	1.4	1.0	586	1.3	0.5
Consumer	5,267	0.9	6.1	7,394	1.1	8.0
	$163,617	100.0%		$163,094	100.0%
 __________________

(1)	Represents the total amount of the loan category as a % of total gross non-covered loans outstanding.

(2)	Represents the allocated allowance of the loan category as a % of total gross non-covered loans outstanding for the same loan category.
Customer accounts: Customer accounts decreased $62,268,000, or .70%, to $8,790,272,000 at March 31, 2011 compared with $8,852,540,000 at September 30, 2010. The following table shows the composition of the Company’s customer accounts as of the dates shown:

Deposits by Type

	March 31, 2011			September 30, 2010
	(In thousands)
			Wtd. Avg. Rate			Wtd. Avg. Rate
Checking (non-interest)	$212,752	2.4%	—%	$184,240	2.1%	—%
NOW (interest)	490,663	5.6	0.40%	482,132	5.4	0.39%
Savings (passbook/stmt)	244,069	2.8	0.25%	234,673	2.7	0.51%
Money Market	1,649,127	18.8	0.41%	1,653,718	18.7	0.66%
CD’s	6,193,661	70.4	1.72%	6,297,777	71.1	1.91%
Total	$8,790,272	100%	1.32%	$8,852,540	100%	1.51%
FHLB advances and other borrowings: Total borrowings decreased slightly to $2,663,541,000 at March 31, 2011, compared with $2,665,548,000 at September 30, 2010. The Company has a credit line with the FHLB Seattle equal to 50% of total assets, providing a substantial source of liquidity if needed. FHLB advances are collateralized as provided for in the Advances, Pledge and Security Agreement by all FHLB stock owned by the Company, deposits with the FHLB and certain mortgages or deeds of trust securing such properties as provided in the agreements with the FHLB.

RESULTS OF OPERATIONS
Net Income: The quarter ended March 31, 2011, produced net income of $25,824,000 compared to $82,111,000 for the same quarter one year ago. For the six months ended March 31, 2011, net income totaled $50,354,000 compared to $90,022,000 for the six months ended March 31, 2010. The net income for the three and six months ended March 31, 2010 included a $54,789,000 after tax gain on the acquisition of Horizon and a $38,865,000 tax benefit related to the settlement of a contingent tax liability. The net income for the quarter and six months ended March 31, 2011 benefited from lower credit costs, which included the provision for loan losses and real estate owned expenses. The provision for loan losses decreased $32,673,000, or 51.5%, to $30,750,000 for the quarter, and $76,423,000, or 57.4% for the six months ended March 31, 2011, as compared to the same periods one year ago. See related discussion in “Provision for Loan Losses” section below for reasons for the decrease in the provision for loan losses. In addition, losses recognized on real estate acquired through foreclosure was $9,645,000 for the quarter ended March 31, 2011 and $20,198,000 for the six months ended March 31, 2011 as compared to $16,635,000 and $29,355,000 for the three and six month periods one year ago.
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
Rate / Volume Analysis:

	Comparison of Quarters Ended 03/31/11 and 03/31/10			Comparison of Six Months Ended 03/31/11 and 03/31/10
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans and covered loans	$(12,579)	$(1,104)	$(13,683)	$(15,228)	$2,009	$(13,219)
Mortgaged-backed securities	5,825	(759)	5,066	6,721	(5,242)	1,479
Investments (1)	301	1,821	2,122	1,353	3,812	5,165
All interest-earning assets	(6,453)	(42)	(6,495)	(7,154)	579	(6,575)
Interest expense:
Customer accounts	104	(8,352)	(8,248)	4,269	(16,268)	(11,999)
FHLB advances and other borrowings	(2,273)	(489)	(2,762)	(4,765)	(1,295)	(6,060)
All interest-bearing liabilities	(2,169)	(8,841)	(11,010)	(496)	(17,563)	(18,059)
Change in net interest income	$(4,284)	$8,799	$4,515	$(6,658)	$18,142	$11,484
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB stock
Provision for Loan Losses: The Company recorded a $30,750,000 provision for loan losses during the quarter ended March 31, 2011, while a $63,423,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $399,295,000, or 2.98%, of total assets at March 31, 2011, compared to $538,928,000, or 3.90%, of total assets one year ago. The Company had net charge-offs of $26,421,000 for the quarter ended March 31, 2011 compared with $59,419,000 of net charge-offs for the same quarter one year ago. The ratio of net charge-offs to average non-covered loans outstanding was 0.32% and 0.67% for the quarters ended March 31, 2011 and 2010, respectively. The decrease in the provision for loan losses is in response to four primary factors: first, the improvement in the amount of NPAs year-over-year described at the beginning of this paragraph; second, non-accrual loans decreased from $334,872,000 at March 31, 2010, to $221,736,000 at March 31, 2011, a 33.8% decrease; third, the percentage of loans 30 days or more delinquent decreased from 4.39% at March 31, 2010, to 3.37% at March 31, 2011;

and finally, the Company’s exposure in the land A&D and speculative construction portfolios, where the majority of losses have come from during this period of the cycle, has decreased from a combined 6.7% of the gross loan portfolio at March 31, 2010, to 4.8% at March 31, 2011. Management expects the provision to remain at elevated levels until NPAs and charge-offs improve measurably. Management believes the allowance for loan losses, totaling $163,617,000, is sufficient to absorb estimated losses inherent in the portfolio.
See Note E for further discussion and analysis of the allowance for loan losses for the quarter ended March 31, 2011.
Other Income: The quarter ended March 31, 2011 produced total other income of $12,511,000 compared to $91,054,000 for the same quarter one year ago. The quarter ended March 31, 2010 included an $85,608,000 of gain on the acquisition of Horizon. In addition, the quarter ended March 31, 2011 included an $8,147,000 gain on sale of investments compared to no gain for the same quarter one year ago.
Other Expense: The quarter ended March 31, 2011, produced total other expense of $33,321,000 compared to $39,961,000 for the same quarter one year ago, a 16.6% decrease. The decrease in total other expense over the same comparable period one year ago was primarily due to the decrease of $6,354,000 in compensation and benefits which, for the quarter ended March 31, 2010 included the addition of employees from the Horizon transaction with the FDIC as well as the accrual of a performance bonus for employees resulting from the significant growth in earnings. Total other expense for the quarters ended March 31, 2011 and 2010 equaled 0.99% and 1.19%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 1,226 and 1,275 at March 31, 2011 and 2010, respectively.
Taxes: Income taxes increased to $14,526,000 for the quarter ended March 31, 2011, as compared to $(14,036,000) for the same period one year ago. The quarter ended March 31, 2010 included a $38,865,000 tax benefit related to the settlement of a contingent tax liability. The effective tax rate for the quarter ended March 31, 2011, was 36.00%, compared to -21.13% for the same period one year ago, due to the tax benefit. The Company expects an effective tax rate of 36.00% going forward.

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
The Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. This could result in an increase in deposit insurance assessments to be paid by the Bank. The Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts will have unlimited deposit insurance from March 31, 2011 through December 31, 2012. The Federal Reserve will also be adopting a rule addressing interchange fees applicable to debit card transactions that is expected to lower fee income generated from this source. At this time, we do not anticipate that being subject to any of these provisions will have a material effect on the Company or the Bank.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART II – Other Information

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

The Bank has entered into a memorandum of understanding with the OTS that will entail compliance costs.  Failure to comply with the memorandum could result in formal enforcement action or regulatory constraints on the Bank.

As previously disclosed, the Bank entered into a memorandum of understanding (“MOU”) with the Office of Thrift Supervision on July 28, 2010.  The MOU does not affect dividend policy or require additional capital, but a finding by the OTS that the Bank failed to comply with the MOU could result in additional regulatory scrutiny, constraints on the Bank's business, or formal enforcement action.  Any of those events could have a material adverse effect on the Bank's future operations, financial condition, growth or other aspects of our business.

The MOU will remain in effect until the OTS decides to modify, suspend or terminate it.  During the quarter, the OTS completed a field visit to review the Bank's progress under the MOU.  By law, the Bank cannot disclose the results of that field visit; however, management believes that the Bank has completed many of the actions required by the MOU.  During the quarter, management requested the OTS's permission to pursue a potential acquisition.  Although the OTS granted its permission, the Bank decided not to pursue that acquisition. As would be the case even without the MOU, any future acquisition by the Bank may be subject to regulatory approvals, and the regulators have substantial discretion whether to grant their approvals.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended March 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2011 to January 31, 2011	—	$—	—	2,588,314
February 1, 2011 to February 28, 2011	100,000	17.23	100,000	2,488,314
March 1, 2011 to March 31, 2011	250,000	17.28	250,000	2,238,314
Total	350,000	$17.27	350,000	2,238,314
 ___________________

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

May 10, 2011	/S/ ROY M. WHITEHEAD
ROY M. WHITEHEAD Chairman, President and Chief Executive Officer

May 10, 2011	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL Executive Vice President and Chief Financial Officer
Item 6.        Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer

	31.2	Section 302 Certification by the Chief Financial Officer

	32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

	101	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011 formatted in XBRL