Form 10-Q
period 2011-06-30
WASHINGTON FEDERAL INC
filed 2011-08-09
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at August 8, 2011
Common stock, $1.00 par value	110,285,716

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	June 30, 2011	September 30, 2010
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$658,160	$888,622
Available-for-sale securities, including encumbered securities of $950,368 and $933,315, at fair value	3,126,410	2,481,093
Held-to-maturity securities, including encumbered securities of $47,553 and $60,970, at amortized cost	49,503	80,107
Loans receivable, net	8,023,610	8,423,703
Covered loans, net	417,881	534,474
Interest receivable	51,873	49,020
Premises and equipment, net	165,466	162,721
Real estate held for sale	161,927	188,998
Covered real estate held for sale	67,908	44,155
FDIC indemnification asset	106,952	131,128
FHLB stock	151,753	151,748
Intangible assets, net	256,616	257,718
Federal and state income taxes, net	9,015	8,093
Other assets	76,266	84,799
	$13,323,340	$13,486,379
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Savings and demand accounts	$8,684,725	$8,825,918
Repurchase agreements with customers	28,965	26,622
	8,713,690	8,852,540
FHLB advances	1,862,997	1,865,548
Other borrowings	800,000	800,000
Advance payments by borrowers for taxes and insurance	23,866	39,504
Federal and State income taxes	—	—
Accrued expenses and other liabilities	62,465	87,640
	11,463,018	11,645,232
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 129,815,441 and 129,555,956 shares issued; 110,438,317 and 112,483,632 shares outstanding	129,815	129,556
Paid-in capital	1,581,562	1,578,527
Accumulated other comprehensive income, net of taxes	41,940	49,682
Treasury stock, at cost; 19,377,124 and 17,072,324 shares	(245,605)	(208,985)
Retained earnings	352,610	292,367
	1,860,322	1,841,147
	$13,323,340	$13,486,379
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
INTEREST INCOME
Loans	$127,736	$141,744	$394,286	$421,513
Mortgage-backed securities	30,529	21,790	80,386	70,169
Investment securities and cash equivalents	3,266	3,837	10,988	6,394
	161,531	167,371	485,660	498,076
INTEREST EXPENSE
Customer accounts	27,581	37,682	89,765	111,865
FHLB advances and other borrowings	27,818	30,404	83,474	92,120
	55,399	68,086	173,239	203,985
Net interest income	106,132	99,285	312,421	294,091
Provision for loan losses	21,000	20,736	77,750	153,909
Net interest income after provision for loan losses	85,132	78,549	234,671	140,182
OTHER INCOME
Gain on FDIC-assisted transaction	—	—	—	85,608
Gain on sale of investments	—	—	8,147	20,428
Other	4,277	5,154	13,067	14,409
	4,277	5,154	21,214	120,445
OTHER EXPENSE
Compensation and benefits	18,471	16,756	54,018	54,570
Occupancy	3,628	3,711	10,780	10,358
FDIC insurance premiums	5,100	4,874	15,299	13,313
Other	6,975	7,536	21,677	21,574
	34,174	32,877	101,774	99,815
Loss on real estate acquired through foreclosure, net	(8,171)	(31,031)	(28,369)	(60,386)
Income before income taxes	47,064	19,795	125,742	100,426
Income tax provision (benefit)	16,943	7,127	45,267	(2,264)
NET INCOME	$30,121	$12,668	$80,475	$102,690

PER SHARE DATA
Basic earnings	$0.27	$0.11	$0.72	$0.91
Diluted earnings	0.27	0.11	0.72	0.91
Cash dividends per share	0.06	0.05	0.18	0.15
Basic weighted average number of shares outstanding	111,158,254	112,470,205	111,962,708	112,424,364
Diluted weighted average number of shares outstanding, including dilutive stock options	111,248,177	112,705,160	112,043,350	112,693,009
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	June 30, 2011	June 30, 2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$80,475	$102,690
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of fees, discounts, premiums and intangible assets, net	32,456	7,488
Cash received from FDIC under loss share	20,977	76,140
Depreciation	4,950	4,200
Stock option compensation expense	815	922
Provision for loan losses	77,750	153,909
Loss on investment securities and real estate held for sale, net	20,222	39,958
Gain on FDIC-assisted transaction	—	(85,608)
Decrease (increase) in accrued interest receivable	(2,853)	7,024
Increase (decrease) in income taxes payable/receivable	3,575	(28,350)
FHLB stock dividends	(5)	(4)
Decrease (increase) in other assets	8,533	(59,778)
Decrease in accrued expenses and other liabilities	(25,175)	(66,101)
Net cash provided by operating activities	221,720	152,490
CASH FLOWS FROM INVESTING ACTIVITIES
(Loan originations) principal collections, net	336,426	185,715
Available-for-sale securities purchased	(1,279,983)	(1,001,644)
Principal payments and maturities of available-for-sale securities	485,597	643,263
Available-for-sale securities sold	131,361	368,309
Principal payments and maturities of held-to-maturity securities	31,383	17,972
Net cash received from acquisition	—	111,684
Proceeds from sales of real estate held for sale	63,575	103,323
Premises and equipment purchased	(7,695)	(8,838)
Net cash provided (used) by investing activities	(239,336)	419,784
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	(138,850)	224,909
Net decrease in borrowings	(2,551)	(137,138)
Proceeds from exercise of common stock options	1,045	1,757
Dividends paid	(20,232)	(16,829)
Treasury stock purchased	(36,620)	—
Decrease in advance payments by borrowers for taxes and insurance	(15,638)	(14,418)
Net cash provided (used) by financing activities	(212,846)	58,281
Increase in cash and cash equivalents	(230,462)	630,555
Cash and cash equivalents at beginning of period	888,622	498,388
Cash and cash equivalents at end of period	$658,160	$1,128,943
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Non-covered real estate acquired through foreclosure	$64,873	$192,091
Covered real estate acquired through foreclosure	46,008	24,459
Cash paid during the period for
Interest	174,511	203,754
Income taxes	41,627	27,489

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010
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
Off-Balance-Sheet Credit Exposures – The only material off-balance-sheet credit exposure is loans in process (“LIP”), which had a balance at June 30, 2011, excluding covered loans, of $164,747,000. The Company estimates losses on LIP by including LIP with the related principal balance outstanding and then applying its general reserve methodology to the gross amount.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

Certain reclassifications have been made to the financial statements to conform prior periods to current classifications.

NOTE B – Dividends
On July 22, 2011 the Company paid its 114th consecutive quarterly cash dividend on common stock. Dividends per share were $.06 and $.05 for the quarters ended June 30, 2011 and 2010.

NOTE C – Comprehensive Income
The Company’s comprehensive income includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities. Total comprehensive income for the quarters ended June 30, 2011 and June 30, 2010 totaled $54,481,000 and $23,809,000 respectively. Total comprehensive income for the nine months ended June 30, 2011 and June 30, 2010 totaled $72,733,000 and $103,287,000 respectively. The difference between the Company’s net income and total comprehensive income for the nine months ended June 30, 2011 was as follows:

(In thousands)
Comprehensive income:
Net income	$80,475
Other comprehensive income, net of tax of:
Unrealized gain (loss) on securities	(2,589)
Reclassification adjustment	(5,153)
Total comprehensive income	$72,733

NOTE D – Loans Receivable (excluding Covered Loans)

	June 30, 2011		September 30, 2010
	(In thousands)
Single-family residential	$6,281,072	74.8%	$6,551,837	74.7%
Construction - speculative	143,964	1.7	169,712	1.9
Construction - custom	270,894	3.2	256,384	2.9
Land - acquisition & development	230,901	2.8	307,230	3.5
Land - consumer lot loans	169,714	2.0	186,840	2.1
Multi-family	717,107	8.6	697,351	7.9
Commercial real estate	303,023	3.6	315,915	3.6
Commercial & industrial	82,091	1.0	83,070	1.0
HELOC	114,676	1.4	116,143	1.3
Consumer	73,061	0.9	92,624	1.1
	8,386,503	100%	8,777,106	100%
Less:
Allowance for probable losses	161,099		163,094
Loans in process	164,747		154,171
Deferred net origination fees	37,047		36,138
	362,893		353,403
	$8,023,610		$8,423,703

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

The following table sets forth information regarding non-accrual loans held by the Company as of the dates indicated:

	June 30, 2011		September 30, 2010
	(In thousands)
Non-accrual loans:
Single-family residential	$129,798	55.8%	$115,155	46.8%
Construction - speculative	24,539	10.5	39,915	16.3
Construction - custom	—	—	—	—
Land - acquisition & development	51,100	22.0	64,883	26.4
Land - consumer lot loans	6,148	2.6	7,540	3.1
Multi-family	7,850	3.4	4,931	2.0
Commercial real estate	12,186	5.2	10,831	4.4
Commercial & industrial	257	0.1	371	0.2
HELOC	590	0.3	929	0.4
Consumer	284	0.1	977	0.4
Total non-accrual loans	$232,752	100%	$245,532	100%
The following table provides an analysis of the age of loans in past due status as of June 30, 2011.

	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Single-Family Residential	$6,279,633	$6,063,988	$48,811	$37,563	$129,271	$215,645	3.43%
Construction - Speculative	115,271	101,797	1,372	1,546	10,556	13,474	11.69%
Construction - Custom	147,339	146,704	635	—	—	635	0.43%
Land - Acquisition & Development	221,967	182,912	7,756	17,888	13,411	39,055	17.59%
Land - Consumer Lot Loans	169,714	161,206	1,538	822	6,148	8,508	5.01%
Multi-Family	715,875	705,930	292	7,310	2,343	9,945	1.39%
Commercial Real Estate	302,142	291,692	1,546	5,702	3,202	10,450	3.46%
Commercial & Industrial	82,078	81,784	140	26	128	294	0.36%
HELOC	114,676	113,603	216	267	590	1,073	0.94%
Consumer	73,061	70,934	1,342	501	284	2,127	2.91%
	$8,221,756	$7,920,550	$63,648	$71,625	$165,933	$301,206	3.66%

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
QUARTER AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010
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

The following table summarizes the activity in the allowance for loan losses for the quarter ended June 30, 2011:

	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$66,883	$(8,985)	$969	$15,694	$74,561
Construction - speculative	21,536	(733)	564	1,108	22,475
Construction - custom	548	(80)	—	122	590
Land - acquisition & development	44,648	(12,027)	158	2,576	35,355
Land - consumer lot loans	5,675	(1,169)	—	1,307	5,813
Multi-family	8,007	(1,100)	—	22	6,929
Commercial real estate	3,499	(75)	53	874	4,351
Commercial & industrial	6,406	(189)	70	(1,224)	5,063
HELOC	1,148	(496)	110	386	1,148
Consumer	5,267	(983)	395	135	4,814
	$163,617	$(25,837)	$2,319	$21,000	$161,099
The Company recorded a $21,000,000 provision for loan losses during the quarter ended June 30, 2011, while a $20,736,000 provision was recorded for the same quarter one year ago. Non-performing assets (“NPAs”) amounted to $394,679,000, or 2.96%, of total assets at June 30, 2011, compared to $473,121,000, or 3.45%, of total assets one year ago. Covered loans are not classified as non-performing loans because, at acquisition, the carrying value of these loans was adjusted to reflect fair value and are covered under FDIC loss sharing agreements. There was no allowance for loan losses related to the covered loans at June 30, 2011, as these loans are performing as anticipated or better than the projections used in the purchase accounting fair value calculations. Non-accrual loans decreased from $292,335,000 at June 30, 2010, to $232,752,000 at June 30, 2011, a 20.4% decrease. The Company had net charge-offs of $23,519,000 for the quarter ended June 30, 2011, compared with $41,862,000 of net charge-offs for the same quarter one year ago. A loan is charged-off when the loss is estimable and it is confirmed that the borrower will not be able to meet its contractual obligations. While the percentage of loans 30 days or more delinquent decreased from 3.95% at June 30, 2010, to 3.66% at June 30, 2011, delinquencies in the single-family residential portfolio, the largest portion of the loan portfolio, increased from 3.09% at June 30, 2010, to 3.43% at June 30, 2011. In addition to these mixed asset quality trends, real estate values remain under pressure in most of the Company's primary markets, thus the Company recorded a similar provision for loan losses in the current quarter as compared to the same quarter one year ago. $114,159,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $46,940,000 was made up of specific reserves on loans that were deemed to be impaired at June 30, 2011. For the period ending June 30, 2010, $89,759,000 of the

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

allowance was calculated under the formulas contained in our general allowance methodology and the remaining $83,668,000 was made up of specific reserves on loans that were deemed to be impaired. The primary reasons for the shift in total allowance allocation from specific reserves to general reserves is due to the Company having already addressed many of the problem loans focused in the speculative construction and land A&D portfolios, combined with an increase in delinquencies and elevated charge-offs in the single-family residential portfolio.
The following table shows a summary of loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves as of June 30, 2011:

	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$70,755	$6,265,274	1.1%	$3,806	$15,798	24.1%
Construction - speculative	15,069	98,464	15.3	7,406	45,500	16.3
Construction - custom	590	270,894	0.2	—	—	—
Land - acquisition & development	6,196	53,351	11.6	29,159	177,550	16.4
Land - consumer lot loans	4,579	167,418	2.7	1,234	2,296	53.7
Multi-family	3,474	695,986	0.5	3,455	21,121	16.4
Commercial real estate	2,690	268,519	1.0	1,661	34,504	4.8
Commercial & industrial	4,844	77,884	6.2	219	4,207	5.2
HELOC	1,148	114,676	1.0	—	—	—
Consumer	4,814	73,061	6.6	—	—	—
	$114,159	$8,085,527	1.4	$46,940	$300,976	15.6
 ___________________

(1)	Excludes covered loans
The following tables provide information on loans based on credit quality indicators (defined in Note A) as of June 30, 2011:
Credit Risk Profile by Internally Assigned Grade:

	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Single-family residential	$6,149,861	$—	$131,211	$—	$—	$6,281,072
Construction - speculative	31,871	5,484	106,609	—	—	143,964
Construction - custom	270,894	—	—	—	—	270,894
Land - acquisition & development	42,791	2,470	185,640	—	—	230,901
Land - consumer lot loans	169,590	—	124	—	—	169,714
Multi-family	680,729	3,756	32,622	—	—	717,107
Commercial real estate	263,993	4,345	34,685	—	—	303,023
Commercial & industrial	75,834	1,316	4,941	—	—	82,091
HELOC	114,676	—	—	—	—	114,676
Consumer	72,264	511	286	—	—	73,061
	$7,872,503	$17,882	$496,118	$—	$—	$8,386,503
Total grade as a % of total gross loans	93.9%	0.2%	5.9%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

Credit Risk Profile Based on Payment Activity:

	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$6,151,274	97.9%	$129,798	2.1%
Construction - speculative	119,425	83.0	24,539	17.0
Construction - custom	270,894	100.0	—	—
Land - acquisition & development	179,801	77.9	51,100	22.1
Land - consumer lot loans	163,566	96.4	6,148	3.6
Multi-family	709,257	98.9	7,850	1.1
Commercial real estate	290,837	96.0	12,186	4.0
Commercial & industrial	81,834	99.7	257	0.3
HELOC	114,086	99.5	590	0.5
Consumer	72,777	99.6	284	0.4
	$8,153,751	97.2	$232,752	2.8
The following table provides information on impaired loans based on loan types as of June 30, 2011:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
With no related allowance recorded:
Single-family residential	$—	$—	$—		$—
Construction - speculative	23,523	32,184	—		28,839
Construction - custom	—	—	—		—
Land - acquisition & development	44,320	78,408	—		26,180
Land - consumer lot loans	—	—	—		—
Multi-family	5,206	6,306	—		2,564
Commercial real estate	16,399	16,885	—		5,536
Commercial & industrial	—	—	—		—
HELOC	—	—	—		—
Consumer	—	—	—		—
	89,448	133,783	—		63,119
With an allowance recorded:
Single-family residential	287,504	287,504	25,368		251,584
Construction - speculative	41,914	42,091	7,406		37,197
Construction - custom	—	—	—		—
Land - acquisition & development	64,836	64,836	29,159		41,410
Land - consumer lot loans	—	—	1,234		—
Multi-family	16,934	16,934	3,455		6,097
Commercial real estate	3,784	3,784	1,661		1,632
Commercial & industrial	279	279	219		741
HELOC	—	—	—		—
Consumer	—	—	—		—
	415,251	415,428	68,502	(1)	338,661
Total:
Single-family residential	287,504	287,504	25,368		251,584
Construction - speculative	65,437	74,275	7,406		66,036
Construction - custom	—	—	—		—
Land - acquisition & development	109,156	143,244	29,159		67,590
Land - consumer lot loans	—	—	1,234		—
Multi-family	22,140	23,240	3,455		8,661
Commercial real estate	20,183	20,669	1,661		7,168
Commercial & industrial	279	279	219		741
HELOC	—	—	—		—
Consumer	—	—	—		—
	$504,699	$549,211	$68,502	(1)	$401,780
____________________

(1)	Includes $46,940,000 of specific reserves and $21,562,000 included in the general reserves.

NOTE F – New Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

Requirements in U.S. GAAP and IFRSs. ASU 2011-04 developed common requirements between U.S. GAAP and IFRSs for measuring fair value and for disclosing information about fair value measurements.  The effective date of ASU 2011-04 will be during interim or annual period beginning after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The Company is evaluating the impact this ASU will have on its financial condition and results of operations.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.  ASU 2011-05 attempts to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The effective date of ASU 2011-05 will be the first interim or fiscal period beginning after December 15, 2011 and should be applied retrospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is permitted.  The Company is evaluating the impact this ASU will have on its financial condition and results of operations.

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
The following is a description of the valuation methodologies used to measure and report fair value of financial assets and liabilities on a recurring or nonrecurring basis:
Measured on a Recurring Basis
Securities
Securities available for sale are recorded at fair value on a recurring basis. Securities at fair value are priced using model pricing based on the securities' relationship to other benchmark quoted prices as provided by an independent third party, and under the provisions of the Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification are considered a Level 2 input method.

The following table presents the balance of assets measured at fair value on a recurring basis at June 30, 2011:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Fair Value at June 30, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
Equity securities	$—	$520	$—	$520
Obligations of U.S. government	—	275,625	—	275,625
Obligations of states and political subdivisions	—	21,969	—	21,969
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	10,811	—	10,811
Mortgage-backed securities			—
Agency pass-through certificates	—	2,817,485	—	2,817,485
Other debt securities	—	—	—	—
Balance at end of period	$—	$3,126,410	$—	$3,126,410
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the quarter ended June 30, 2011.
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
The following table presents the aggregated balance of assets measured at estimated fair value on a nonrecurring basis through the quarter ended June 30, 2011, and the total losses resulting from those fair value adjustments for the quarter and nine months ended June 30, 2011. The following estimated fair values are shown gross of estimated selling costs:

	Through June 30, 2011				Quarter Ended June 30, 2011	Nine Months Ended June 30, 2011
	Level 1	Level 2	Level 3	Total	Total Losses
	(In thousands)
Impaired loans (1)	$—	$—	$199,547	$199,547	$6,586	$35,890
Real estate held for sale (2)	—	—	120,252	120,252	9,019	34,364
Balance at end of period	$—	$—	$319,799	$319,799	$15,605	$70,254
 ___________________

(1)	The losses represents remeasurements of collateral dependent loans.

(2)	The losses represents aggregate writedowns and charge-offs on real estate held for sale.
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at June 30, 2011.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	June 30, 2011		September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$658,160	$658,160	$888,622	$888,622
Available-for-sale securities:
Equity securities	520	520	—	—
Obligations of U.S. government	275,625	275,625	341,006	341,006
Obligations of states and political subdivisions	21,969	21,969	—	—
Obligations of foreign governments	—	—	—	—
Corporate debt securities	10,811	10,811	10,000	10,000
Mortgage-backed securities
Agency pass-through certificates	2,817,485	2,817,485	2,130,087	2,130,087
Other debt securities	—	—	—	—
Total available-for-sale securities	3,126,410	3,126,410	2,481,093	2,481,093
Held-to-maturity securities:
Equity securities	—	—	—	—
Obligations of U.S. government	—	—	—	—
Obligations of states and political subdivisions	1,950	2,048	7,055	7,269
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	—	—	—
Mortgage-backed securities
Agency pass-through certificates	47,553	50,890	73,052	77,631
Other debt securities	—	—	—	—
Total held-to-maturity securities	49,503	52,938	80,107	84,900
Loans receivable	8,023,611	8,600,812	8,423,703	8,899,937
Covered loans	417,881	412,171	534,474	534,474
FHLB stock	151,753	151,753	151,748	151,748
Financial liabilities
Customer accounts	8,713,690	8,557,383	8,852,540	8,811,009
FHLB advances and other borrowings	2,662,997	2,907,059	2,665,548	2,965,921
The following methods and assumptions were used to estimate the fair value of financial instruments:
Cash and cash equivalents – The carrying amount of these items is a reasonable estimate of their fair value.
Available-for-sale securities and held-to-maturity securities – Securities at fair value are priced using model pricing based on the securities' relationship to other benchmark quoted prices as provided by an independent third party, and under the provisions of the Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification are considered a Level 2 input method.
Loans receivable and covered loans – For certain homogeneous categories of loans, such as fixed- and variable-rate residential mortgages, fair value is estimated for securities backed by similar loans, adjusted for differences in loan characteristics, using the same methodology described above for AFS and HTM securities. The fair value of other loan types is estimated by discounting the future cash flows and estimated prepayments using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining term. Some loan types were valued at carrying value because of their floating

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

rate or expected maturity characteristics. Net deferred loan fees are not included in the fair value calculation but are included in the carrying amount.
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
The following is a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities:

	June 30, 2011
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$500	$20	$—	$520	4.00%
1 to 5 years	—	—	—	—	—%
5 to 10 years	9,300	4,381	—	13,681	10.38%
Over 10 years	295,974	1,502	(13,563)	283,913	3.07%
Corporate bonds due
5 to 10 years	10,000	811	—	10,811	6.00%
Mortgage-backed securities
Agency pass-through certificates	2,744,328	81,404	(8,247)	2,817,485	4.79%
	3,060,102	88,118	(21,810)	3,126,410	4.65%
Held-to-maturity securities
Tax-exempt municipal bonds due
1 to 5 years	—	—		—	—%
5 to 10 years	1,950	98	—	2,048	5.72%
Over 10 years	—	—		—	—%
U.S. government and agency securities due
1 to 5 years	—	—		—	—%
Mortgage-backed securities
Agency pass-through certificates	47,553	3,337	—	50,890	5.31%
	49,503	3,435	—	52,938	5.33%
	$3,109,605	$91,553	$(21,810)	$3,179,348	4.66%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010
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
During the period ending June 30, 2011, $131,361,000 of available-for-sale securities were sold, resulting in a gain of $8,147,000. $368,309,000 of available-for-sale securities were sold during the period ending June 30, 2010, resulting in a gain of $20,428,000.
Substantially all mortgage-backed securities have contractual due dates that exceed 10 years.
The following table shows the unrealized gross losses and fair value of securities at June 30, 2011, by length of time that individual securities in each category have been in a continuous loss position. There were no securities that were in a continuous loss position for 12 or more months as of June 30, 2011. While the Company had $21,810,000 of securities that were in a continuous loss position for less than 12 months as of June 30, 2011, Management believes that the declines in fair value of these investments are not an other than temporary impairment.

	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value

U.S. agency securities	$(13,563)	$261,945	$—	$—	$(13,563)	$261,945
Agency pass-through certificates	(8,247)	779,449	—	—	(8,247)	779,449
	(21,810)	$1,041,394	$—	$—	(21,810)	$1,041,394

NOTE H – Covered Assets
Covered assets represent loans and real estate held for sale acquired from the FDIC that are subject to loss sharing agreements

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

and were $485,789,000 as of June 30, 2011, versus $578,629,000 as of September 30, 2010.
Changes in the carrying amount and accretable yield for acquired impaired and non-impaired loans were as follows for the quarter ended June 30, 2011:

	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$27,019	$190,530	$39,813	$343,944
Accretion	(8,337)	8,337	(7,058)	7,058
Transfers to REO		(46,008)	—
Payments received, net		(24,152)	—	(61,828)
Balance at end of period	$18,682	$128,707	$32,755	$289,174
At June 30, 2011, none of the acquired impaired or non-impaired loans were classified as non-performing assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans. There was no allowance for loan losses related to the covered loans at June 30, 2011, as these loans are performing as anticipated in the projections used in the purchase accounting fair value calculations.
The outstanding principal balance of acquired loans was $540,133,000 and $685,384,000 as of June 30, 2011 and September 30, 2010, respectively. The discount balance related to the acquired loans was $122,252,000 and $150,910,000 as of June 30, 2011 and September 30, 2010, respectively.
The following table shows the year to date activity for the FDIC indemnification asset:

	June 30, 2011	September 30, 2010
	(In thousands)
Balance at beginning of period	$131,128	$—
Additions	—	227,500
Payments received	(20,978)	(92,551)
Amortization	(5,645)	(8,150)
Accretion	2,447	4,329
Balance at end of period	$106,952	$131,128
The following tables provide information on covered loans based on credit quality indicators (defined in Note A) as of June 30, 2011:
Credit Risk Profile by Internally Assigned Grade:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Purchased non-credit impaired loans:
Single-family residential	$47,898	$—	$626	$—	$—	$48,524
Construction - speculative	2,253	—	—	—	—	2,253
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	8,878	7,277	324	—	—	16,479
Land - consumer lot loans	562	—	111	—	—	673
Multi-family	32,827	—	2,462	—	—	35,289
Commercial real estate	126,838	530	29,784	—	—	157,152
Commercial & industrial	20,489	4,886	5,821	—	—	31,196
HELOC	22,161	—	—	—	—	22,161
Consumer	1,311	—	—	—	—	1,311
	263,217	12,693	39,128	—	—	315,038
Total grade as a % of total net loans	83.6%	4.0%	12.4%	—%	—%

Purchased credit impaired loans:
Pool 1 - Construction and land A&D	9,062	3,975	63,912	—	—	76,949
Pool 2 - Single-family residential	3,911	—	9,030	—	—	12,941
Pool 3 - Multi-family	—	—	3,342	—	—	3,342
Pool 4 - HELOC & other consumer	3,888	—	5,504	—	—	9,392
Pool 5 - Commercial real estate	1,553	29,985	49,824	—	—	81,362
Pool 6 - Commercial & industrial	515	5,327	35,267	—	—	41,109
	$18,929	$39,287	$166,879	$—	$—	225,095
					Total covered loans	540,133
					Discount	(122,252)
					Covered loans, net	$417,881
The following table provides an analysis of the age of purchased non-credit impaired loans in past due status for the period ended June 30, 2011.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER AND NINE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
Single-Family Residential	$48,524	$43,880	$2,527	$16	$2,101	$4,644	9.57%
Construction - Speculative	2,253	2,253	—	—	—	—	—%
Construction - Custom	—	—	—	—	—	—	—%
Land - Acquisition & Development	16,479	15,658	590	—	231	821	4.98%
Land - Consumer Lot Loans	673	546	16	—	111	127	18.87%
Multi-Family	35,289	33,577	204	—	1,508	1,712	4.85%
Commercial Real Estate	157,152	152,999	2,756	152	1,245	4,153	2.64%
Commercial & Industrial	31,196	28,913	203	776	1,304	2,283	7.32%
HELOC	22,161	19,647	1,753	389	372	2,514	11.34%
Consumer	1,311	1,093	150	9	59	218	16.63%
	$315,038	$298,566	$8,199	$1,342	$6,931	$16,472	7.97%

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
GENERAL
Washington Federal, Inc. (“Company”) is a savings and loan holding company. The Company’s primary operating subsidiary is Washington Federal. The name of the primary operating subsidiary was changed from Washington Federal Savings to Washington Federal effective July 7, 2011.
INTEREST RATE RISK
The Company accepts a higher level of interest rate volatility as a result of its significant holdings of fixed-rate single-family home loans that are longer in term than the characteristics of its primary liabilities of customer accounts and borrowings. As a result, assets do not respond as quickly to changes in interest rates as liabilities and net interest income typically declines when interest rates rise and expands when interest rates fall as compared to a portfolio of matched maturities of assets and liabilities.
At June 30, 2011, the Company had approximately $2.7 billion more liabilities subject to repricing in the next year than assets, which amounted to a negative one-year maturity gap of 20% of total assets. This is an increase from the 16% gap as of September 30, 2010. During the current year, the Company has changed the model used to calculate these one year maturity gap results. Results for previous periods have been revised using the output from the new model. The new model uses the Company's specific data, at a granular level, to project estimated cash flows on loans and deposits. In particular, the loan prepayment assumptions incorporate our recent portfolio experience.
The potential impact of rising interest rates on net income for one year has also been estimated using the new model. In the event of an immediate and parallel increase of 200 basis points in interest rates, we would expect net interest income to decrease by 7.4%. In the event of a gradual increase from current rates by 200 basis points over a twelve-month period, we would expect a decrease in net interest income of 2.4%.
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
The net portfolio value (“NPV”) is the difference between the present value of interest-bearing assets and the present value of expected cash flows from interest-earning liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates is another measure of interest rate risk. This approach provides a longer term view of interest rate risk as it incorporates all future expected cash flows. In the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $829 million and the NPV to total assets ratio to decline to 9.92%. As of September 30, 2010, the estimated decrease in NPV in the event of a 200 basis point decline in rates was estimated to decline by $398 million and the NPV to total assets ratio to decline to 11.49%. This increase in NPV sensitivity is primarily due to slower prepayment estimates.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interest rate spread increased to 3.15% at June 30, 2011 from 3.09% at September 30, 2010. The spread increased due to a continued declining cost of deposits based on the low interest rate environment. As of June 30, 2011, the weighted average rate on earning assets decreased by 14 basis points compared to September 30, 2010, while the weighted average rates on customer deposit accounts and borrowings decreased by 20 basis points over the same period.
As of June 30, 2011, the Company had decreased total assets by $163,039,000, or 1.2%, from $13,486,379,000 at September 30, 2010. For the quarter ended June 30, 2011, compared to September 30, 2010, loans (both non-covered and covered) decreased $516,686,000, or 5.8%. To help offset the reduced income from loans, investment securities increased $614,713,000, or 24.0%. Cash and cash equivalents of $658,160,000 and stockholders’ equity of $1,860,322,000 provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s net worth at June 30, 2011 was $1,860,322,000, or 13.96%, of total assets. This was an increase of $19,175,000 from September 30, 2010 when net worth was $1,841,147,000, or 13.65%, of total assets. The Company’s net worth was impacted in the quarter by net income of $30,121,000, the payment of $6,712,000 in cash dividends, treasury stock purchases that totaled $26,016,000, as well as an increase in other comprehensive income of $24,360,000.
Management believes this strong net worth position will help the Company manage its interest rate risk and provide the capital support needed for controlled growth in a regulated environment. To be categorized as well capitalized, Washington Federal must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

	Actual		Capital Adequacy Guidelines		Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(In thousands)
June 30, 2011
Total capital to risk-weighted assets	$1,619,301	24.26%	$533,881	8.00%	$667,351	10.00%
Tier I capital to risk-weighted assets	1,536,983	23.03%	N/A	N/A	400,411	6.00%
Core capital to adjusted tangible assets	1,536,983	11.82%	N/A	N/A	650,082	5.00%
Core capital to total assets	1,536,983	11.82%	390,049	3.00%	N/A	N/A
Tangible capital to tangible assets	1,536,983	11.82%	195,025	1.50%	N/A	N/A

September 30, 2010
Total capital to risk-weighted assets	1,619,206	23.39%	553,761	8.00%	692,201	10.00%
Tier I capital to risk-weighted assets	1,534,681	22.17%	N/A	N/A	415,321	6.00%
Core capital to adjusted tangible assets	1,534,681	11.67%	N/A	N/A	657,606	5.00%
Core capital to total assets	1,534,681	11.67%	394,563	3.00%	N/A	N/A
Tangible capital to tangible assets	1,534,681	11.67%	197,282	1.50%	N/A	N/A
CHANGES IN FINANCIAL CONDITION
Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $645,317,000, or 26.0%, during the nine months ended June 30, 2011, which included the purchase of $1,279,983,000 of available-for-sale investment securities. During the same period, $131,361,000 of available-for-sale securities were sold at a gain of $8,147,000. There were no purchases or sales of held-to-maturity securities in the same period. As of June 30, 2011, the Company had net unrealized gains on available-for-sale securities of $41,940,000, net of tax, which were recorded as part of stockholders’ equity. The Company increased its available-for-sale investment portfolio to partially invest additional customer deposits and replace some of the lost interest income on

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

maturing or prepaying loans and mortgage-backed securities.
Loans receivable: During the quarter ended June 30, 2011, the balance of loans receivable decreased 4.7% to $8,023,610,000 compared to $8,423,703,000 at September 30, 2010. This decrease is consistent with management’s strategy to reduce the Company’s exposure to land and construction loans and not aggressively compete for 30 year fixed-rate mortgages at current market rates. The Company’s current decision not to originate and hold in its loan portfolio 30 year fixed-rate loans at rates below 4.50%, due to the duration risk associated with such low mortgage rates, contributed to the net run off of the loan portfolio. Additionally, during the year to date period, $64,873,000 of loans were transferred to REO. If the current low rates on 30 year fixed-rate mortgages persist, management will consider continuing to shrink the Company's loan portfolio. The following table shows the loan portfolio by category for the last three quarters.

Loan Portfolio by Category *	December 31, 2010		March 31, 2011		June 30, 2011
	(In thousands)
Single-family residential	$6,333,040	74.9%	$6,254,244	75.0%	$6,281,072	74.8%
Construction - speculative	146,933	1.7	145,282	1.7	143,964	1.7
Construction - custom	239,337	2.8	243,739	2.9	270,894	3.2
Land - acquisition & development	275,396	3.3	253,377	3.0	230,901	2.8
Land - consumer lot loans	181,205	2.1	174,929	2.1	169,714	2.0
Multi-family	696,601	8.2	717,533	8.6	717,107	8.6
Commercial real estate	315,332	3.7	294,181	3.5	303,023	3.6
Commercial & industrial	78,082	0.9	74,248	0.9	82,091	1.0
HELOC	115,660	1.4	114,840	1.4	114,676	1.4
Consumer	85,987	1.0	79,184	0.9	73,061	0.9
	8,467,573	100%	8,351,557	100%	8,386,503	100%
Less:
Allowance for probable losses	159,288		163,617		161,099
Loans in process	129,472		142,776		164,747
Deferred net origination fees	35,865		36,503		37,047
	324,625		342,896		362,893
	$8,142,948		$8,008,661		$8,023,610
 ____________________
* Excludes covered loans
Covered loans: As of June 30, 2011, covered loans had decreased 21.8%, or $116,593,000, to $417,881,000, compared to September 30, 2010, due to continued paydowns and transfers of the properties into covered real estate owned.
Non-performing assets: Non-performing assets, which excludes covered assets acquired in FDIC-assisted transactions, decreased during the quarter ended June 30, 2011 to $394,679,000 from $434,530,000 at September 30, 2010, a 9.2% decrease. The continued elevated level of NPAs is a result of the significant decline in housing values in the western United States and the national recession over the last three years. Non-performing assets as a percentage of total assets was 2.96% at June 30, 2011 compared to 3.22% at September 30, 2010. This level of NPAs remains significantly higher than the 0.82% average in the Company’s 28+ year history as a public company. The Company anticipates NPAs will continue to be elevated in the future until the residential real estate market stabilizes and values recover.
The following table sets forth information regarding restructured and non-accrual loans and REO held by the Company at the dates indicated.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	June 30, 2011		September 30, 2010
	(In thousands)
Restructured loans:
Single-family residential	$283,445	78.0%	$207,040	75.9%
Construction - speculative	14,922	4.1	9,893	3.6
Construction - custom	—	—	—	—
Land - acquisition & development	32,505	8.9	33,497	12.3
Land - consumer lot loans	10,493	2.9	7,095	2.6
Multi - family	19,914	5.5	12,862	4.7
Commercial real estate	1,449	0.4	1,503	0.6
Commercial & industrial	857	0.2	954	0.3
HELOC	78	—	78	—
Consumer	—	—	—	—
Total restructured loans (1)	363,663	100%	272,922	100%
Non-accrual loans:
Single-family residential	129,798	55.8%	115,155	46.8%
Construction - speculative	24,539	10.5	39,915	16.3
Construction - custom	—	—	—	—
Land - acquisition & development	51,100	22.0	64,883	26.4
Land - consumer lot loans	6,148	2.6	7,540	3.1
Multi-family	7,850	3.4	4,931	2.0
Commercial real estate	12,186	5.2	10,831	4.4
Commercial & industrial	257	0.1	371	0.2
HELOC	590	0.3	929	0.4
Consumer	284	0.1	977	0.4
Total non-accrual loans (2)	232,752	100%	245,532	100%
Total REO (3)	132,006		160,754
Total REHI (3)	29,921		28,244
Total non-performing assets	$394,679		$434,530
Total non-performing assets and performing restructured loans as a percentage of total assets	5.19%		4.89%
(1) Restructured loans were as follows:
Performing	$297,423	81.8%	$225,195	82.5%
Non-accrual *	66,240	18.2	47,727	17.5
	$363,663	100%	$272,922	100%

*     Included in "Total non-accrual loans" above

(2)
The Company recognized interest income on nonaccrual loans of approximately $3,293,000 in the nine months ended June 30, 2011. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $10,384,000 for the nine months ended June 30, 2011.

In addition to the nonaccrual loans reflected in the above table, at June 30, 2011, the Company had $235,528,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company’s ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 6.96% at June 30, 2011.

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

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Company about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 78% of restructured loans as of June 30, 2011. The concession for these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. The subsequent default rate on restructured single- family mortgage loans has been approximately 15% since inception of the program in November 2008. Concessions for construction (4.1%), land A&D (8.9%) and multi-family loans (5.5%) are typically an extension of maturity combined with a rate reduction of normally 100 bps. The subsequent default rate on restructured commercial loans has been less than 10% since December 2009.
For commercial loans, six consecutive payments on newly restructured loan terms are required prior to returning the loan to accrual status. In some instances after the required six consecutive payments are made, a management assessment will conclude that collection of the entire principal balance is still in doubt. In those instances, the loan will remain on non-accrual. Homogeneous loans may or may not be on accrual status at the time of restructuring, but all are placed on accrual status upon the restructuring of the loan. Homogeneous loans are restructured only if the borrower can demonstrate the ability to meet the restructured payment terms; otherwise, collection is pursued and the loan remains on non-accrual status until liquidated. If the homogeneous restructured loan does not perform it will be placed in non-accrual status when it is 90 days delinquent.
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

	June 30, 2011			September 30, 2010
	Amount	Loans to Total Loans (1)	Coverage Ratio (2)	Amount	Loans to Total Loans (1)	Coverage Ratio (2)
	(In thousands)
Single-family residential	$74,561	74.8%	1.2%	$47,381	74.8%	0.7%
Construction - speculative	22,475	1.7	15.3	26,666	1.9	15.7
Construction - custom	590	3.2	0.2	450	2.9	0.2
Land - acquisition & development	35,355	2.8	12.8	61,530	3.5	20.0
Land - consumer lot loans	5,813	2.0	3.2	4,793	2.1	2.6
Multi-family	6,929	8.6	1.0	5,050	7.9	0.7
Commercial real estate	4,351	3.6	1.4	3,165	3.6	1.0
Commercial & industrial	5,063	1.0	6.5	6,079	0.9	7.3
HELOC	1,148	1.4	1.0	586	1.3	0.5
Consumer	4,814	0.9	5.6	7,394	1.1	8.0
	$161,099	100.0%		$163,094	100.0%
 __________________

(1)	Represents the total amount of the loan category as a % of total gross non-covered loans outstanding.

(2)	Represents the allocated allowance of the loan category as a % of total gross non-covered loans outstanding for the same loan category.
Customer accounts: Customer accounts decreased $138,850,000, or 1.57%, to $8,713,690,000 at June 30, 2011 compared with $8,852,540,000 at September 30, 2010. The following table shows the composition of the Company’s customer accounts as of the dates shown:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deposits by Type

	June 30, 2011			September 30, 2010
	(In thousands)
			Wtd. Avg. Rate			Wtd. Avg. Rate
Checking (non-interest)	$221,656	2.5%	—%	$184,240	2.1%	—%
NOW (interest)	512,457	5.9	0.40%	482,132	5.4	0.39%
Savings (passbook/stmt)	246,260	2.8	0.25%	234,673	2.7	0.51%
Money Market	1,637,812	18.8	0.41%	1,653,718	18.7	0.66%
CD’s	6,095,505	70.0	1.62%	6,297,777	71.1	1.91%
Total	$8,713,690	100%	1.24%	$8,852,540	100%	1.51%
FHLB advances and other borrowings: Total borrowings decreased slightly to $2,662,997,000 at June 30, 2011, compared with $2,665,548,000 at September 30, 2010. The Company has a credit line with the FHLB Seattle equal to 50% of total assets, providing a substantial source of liquidity if needed. FHLB advances are collateralized as provided for in the Advances, Pledge and Security Agreement by all FHLB stock owned by the Company, deposits with the FHLB and certain mortgages or deeds of trust securing such properties as provided in the agreements with the FHLB.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Net Income: The quarter ended June 30, 2011, produced net income of $30,121,000 compared to $12,668,000 for the same quarter one year ago. For the nine months ended June 30, 2011, net income totaled $80,475,000 compared to $102,690,000 for the nine months ended June 30, 2010. The net income for the nine months ended June 30, 2010 included a $54,789,000 after tax gain on the acquisition of Horizon and a $38,865,000 tax benefit related to the settlement of a contingent tax liability. The net income for the quarter and nine months ended June 30, 2011 benefited from overall lower credit costs, which included the provision for loan losses and real estate owned expenses. The provision for loan losses amounted to $21,000,000, for the quarter, and $77,750,000, for the nine months ended June 30, 2011, as compared to $20,736,000 and $153,909,000, for the three and nine month periods one year ago. See related discussion in “Provision for Loan Losses” section below for reasons for the slight increase in the provision for loan losses. In addition, losses recognized on real estate acquired through foreclosure was $8,171,000 for the quarter ended June 30, 2011 and $28,369,000 for the nine months ended June 30, 2011 as compared to $31,031,000 and $60,386,000 for the three and nine month periods one year ago.
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
Rate / Volume Analysis:

	Comparison of Quarters Ended 06/30/11 and 06/30/10			Comparison of Nine Months Ended 06/30/11 and 06/30/10
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans and covered loans	$(11,229)	$(2,779)	$(14,008)	$(26,145)	$(1,082)	$(27,227)
Mortgaged-backed securities	9,477	(739)	8,738	16,020	(5,803)	10,217
Investments (1)	(1,115)	545	(570)	783	3,811	4,594
All interest-earning assets	(2,867)	(2,973)	(5,840)	(9,342)	(3,074)	(12,416)
Interest expense:
Customer accounts	(811)	(9,290)	(10,101)	3,371	(25,471)	(22,100)
FHLB advances and other borrowings	(2,295)	(291)	(2,586)	(6,947)	(1,699)	(8,646)
All interest-bearing liabilities	(3,106)	(9,581)	(12,687)	(3,576)	(27,170)	(30,746)
Change in net interest income	$239	$6,608	$6,847	$(5,766)	$24,096	$18,330
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB stock
Provision for Loan Losses: The Company recorded a $21,000,000 provision for loan losses during the quarter ended June 30, 2011, while a $20,736,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $394,679,000, or 2.96% , of total assets at June 30, 2011, compared to $473,121,000, or 3.45%, of total assets one year ago. Non-accrual loans decreased from $292,335,000 at June 30, 2010, to $232,752,000 at June 30, 2011, a 20.4% decrease. The Company had net charge-offs of $23,519,000 for the quarter ended June 30, 2011, compared with $41,862,000 of net charge-offs for the same quarter one year ago. While the percentage of loans 30 days or more delinquent decreased from 3.95% at June 30, 2010, to 3.66% at June 30, 2011, delinquencies in the single-family residential portfolio, the largest portion of the loan portfolio, increased from 3.09% at June 30, 2010 to 3.43% at June 30, 2011. In addition to these mixed asset quality trends, real estate values remain under pressure in most of the Company's primary markets, thus the Company recorded a similar provision for loan losses in the

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

current quarter as compared to the same quarter one year ago. Management expects the provision to remain at elevated levels until NPAs and charge-offs improve measurably. Management believes the allowance for loan losses, totaling $161,099,000, is sufficient to absorb estimated losses inherent in the portfolio.
See Note E for further discussion and analysis of the allowance for loan losses for the quarter ended June 30, 2011.
Other Income: The quarter ended June 30, 2011 produced total other income of $4,277,000 compared to $5,154,000 for the same quarter one year ago, a decrease of $877,000.
Other Expense: The quarter ended June 30, 2011, produced total other expense of $34,174,000 compared to $32,877,000 for the same quarter one year ago, a 3.9% increase. The increase in total other expense over the same comparable period one year ago was primarily due to the increase of $1,715,000 in compensation and benefits which included the accrual of a performance bonus for employees resulting from the growth in earnings. Total other expense for the quarters ended June 30, 2011 and 2010 equaled 1.02% and 0.96%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 1,215 and 1,235 at June 30, 2011 and 2010, respectively.
Taxes: Income taxes increased to $16,943,000 for the quarter ended June 30, 2011, as compared to $7,127,000 for the same period one year ago. The effective tax rate for the quarters ended June 30, 2011 and 2010, was 36.00%. The Company expects an effective tax rate of 36.00% going forward.

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

The MOU will remain in effect until the OCC, as the successor to the OTS, decides to modify, suspend or terminate it.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended June 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2011 to April 30, 2011	859,375	$15.88	859,375	1,378,939
May 1, 2011 to May 31, 2011	452,825	15.68	452,825	10,926,114
June 1, 2011 to June 30, 2011	342,600	15.39	342,600	10,583,514
Total	1,654,800	$15.72	1,654,800	10,583,514
 ___________________

(1)
The Company's only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 31,956,264 shares have been authorized for repurchase.

Item 3.        Defaults Upon Senior Securities
Not applicable

Item 5.        Other Information
Not applicable

Item 6.        Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer

	31.2	Section 302 Certification by the Chief Financial Officer

	32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

	101	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2011	/S/ ROY M. WHITEHEAD
ROY M. WHITEHEAD Chairman, President and Chief Executive Officer

August 9, 2011	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL Executive Vice President and Chief Financial Officer