Form 10-K
period 2011-09-30
WASHINGTON FEDERAL INC
filed 2011-11-18
CIK 936528

United States
Securities and Exchange Commission
Washington, D.C. 20549
____________________________________
 FORM 10-K
____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-34654
_____________________________________
 Washington Federal, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________

Washington	91-1661606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
425 Pike Street, Seattle, Washington 98101
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (206) 624-7930
_____________________________________
Securities registered pursuant to Section 12(b) of the Act:
Title of each class NA Name of each exchange on which registered NA
Securities registered pursuant to section 12(g) of the Act:
Common Stock, $1.00 par value per share (title of class)
____________________________________
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
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 31, 2011, the aggregate market value of the 108,033,478 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 942,932 shares held by all directors and executive officers of the Registrant as a group, was $1,873,300,509. This figure is based on the closing sale price of $17.34 per share of the Registrant's Common Stock on March 31, 2011, as reported by Bloomberg.
Number of shares of Common Stock outstanding as of November 11, 2011: 107,620,110
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:
(1) Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2011, are incorporated into Part II, Items 5-8 and Part III, Item 12 of this Form 10-K.
(2) Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 18, 2012 are incorporated into Part III, Items 10-14 of this Form 10-K.

PART I
We make statements in this Annual Report on Form 10-K, and we may from time to time make other statements that constitute forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates,” “intends,” “forecasts,” “projects” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to identify such forward-looking statements. These statements are not historical facts, but instead represent current expectations, plans or forecasts of the Company and are based on the beliefs and assumptions of the management of the Company and the information available to management at the time that these disclosures were prepared. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company's control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Company's forward-looking statements.
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this report, including under Item 1A. “Risk Factors,” and in any of the Company's other subsequent Securities and Exchange Commission filings, which could cause our future results to differ materially from the plans, objectives, goals, estimates, intentions, and expectations expressed in forward-looking statements:

•	a deterioration in economic conditions, including declines in the real estate market and home sale volumes and financial stress on borrowers as a result of the uncertain economic environment;

•	the severe effects of the continued economic downturn, including high unemployment rates and declines in housing prices and property values, in our primary market areas;

•	the effects of and changes in monetary and fiscal policies of the Board of Governors of the Federal Reserve System and the U.S. Government;

•	fluctuations in interest rate risk and changes in market interest rates;

•
the Company's ability to make accurate assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the assets securing these loans;

•	the Company's ability to successfully complete merger and acquisition activities and realize expected strategic and operating efficiencies associated with such activities;

•	the Bank's ability to comply with the terms of its memorandum of understanding with the Office of Thrift Supervision (which will be determined by the Office of the Comptroller of the Currency);

•
legislative and regulatory limitations, including those arising under the Dodd-Frank Wall Street Reform Act and potential limitations in the manner in which we conduct our business and undertake new investments and activities;

•	the ability of the Company to obtain external financing to fund its operations or obtain this financing on favorable terms;

•	changes in other economic, competitive, governmental, regulatory, and technological factors affecting the Company's markets, operations, pricing, products, services and fees;

•	the success of the Company at managing the risks involved in the foregoing and managing its business; and

•	the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond the Company's control.
All forward-looking statements speak only as of the date on which such statements are made, and Washington Federal undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, changes to future operating results over time, or the impact of circumstances arising after the date the forward-looking statement was made.

Item 1.	Business

General
Washington Federal, Inc., formed in November 1994, is a Washington corporation headquartered in Seattle, Washington. The Company is a non-diversified unitary savings and loan holding company within the meaning of the Home Owners' Loan Act (“HOLA”),that conducts its operations through a federally insured savings and loan association subsidiary, Washington Federal (“Bank”). As used throughout this document, the terms “Washington Federal” or the “Company” refer to Washington Federal, Inc. and its consolidated subsidiaries and the term "Bank" refers to the operating subsidiary "Washington Federal".
The Bank is a federally-chartered savings and loan association that began operations in Washington as a state-chartered mutual company in 1917. In 1935, the Company converted to a federal charter and became a member of the Federal Home Loan Bank (“FHLB”) system. On November 9, 1982, Washington Federal converted from a federal mutual to a federal capital stock savings association.
The Company's fiscal year end is September 30th. All references to 2011, 2010 and 2009 represent balances as of September 30, 2011, September 30, 2010 and September 30, 2009, respectively, or activity for the fiscal years then ended.
The business of the Bank consists primarily of attracting deposits from the general public and investing these funds in loans of various types, including first lien mortgages on single-family dwellings, construction loans, land acquisition and development loans, loans on multi-family and other income producing properties, home equity loans and business loans. It also invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations. Washington Federal has 160 full service branches located in Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. Through its subsidiaries, the Company is also engaged in real estate investment and insurance brokerage activities.

The principal sources of funds for the Company's activities are retained earnings, loan repayments (including prepayments), net deposit inflows, repayments and sales of investments and borrowings. Washington Federal's principal sources of revenue are interest on loans and interest and dividends on investments. Its principal expenses are interest paid on deposits, credit costs, general and administrative expenses, interest on borrowings and income taxes.
The Company's growth has been generated both internally and as a result of 14 acquisitions. Six of those acquisitions involved government assistance in some form.
On January 8, 2010, the Bank acquired certain assets and liabilities, including most of the loans and deposits, of Horizon Bank ("Horizon"), headquartered in Bellingham, Washington from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Horizon. Horizon operated through eighteen full-service offices, four commercial loan centers and four real estate loan centers in Washington. Through consolidation with existing Washington Federal branches, there was a net increase of 10 branches as a result of the Horizon acquisition.
The loans and foreclosed real estate purchased as part of the Horizon acquisition are covered by two loss share agreements between the FDIC and the Bank (one for single family loans and the other for all other loans and foreclosed real estate), which affords the Bank significant loss protection. Under the loss share agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $536 million and 95% of losses in excess of that amount. The term for loss sharing on residential real estate loans is ten years, while the term for loss sharing on non-residential real estate loans is five years with respect to losses and eight years with respect to loss recoveries. The losses reimbursable by the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the loss share agreements. As a result of the loss sharing agreements with the FDIC, the Bank recorded a receivable of $228 million at the time of acquisition. To account for the transaction, the balance sheet has three related items, as follows:
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

Loans that were classified as non-performing loans by Horizon are no longer classified as non-performing because, at acquisition, the carrying value of these loans was adjusted to reflect fair value, and because they are covered under the FDIC loss sharing agreements. Management believes that the new book value reflects an amount that will ultimately be collected.

The Bank is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”), its primary federal regulator, and by the Federal Deposit Insurance Corporation (FDIC), which insures its deposits up to applicable limits. Washington Federal, as a savings and loan holding company, is subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve System ( Federal Reserve). Such regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the deposits and the Deposit Insurance Fund (DIF) administered by the FDIC. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OCC, the FDIC, the Federal Reserve, or the U.S. Congress, could have a significant impact on the Company and its operations. See “Regulation” section below.

The Dodd-Frank Act establishes a Bureau of Consumer Financial Protection (CFPB) having broad authority to regulate providers of credit, payment and other consumer financial products and services, and may narrow the scope of federal preemption of state consumer laws and expand the authority of state attorneys general to bring actions to enforce federal consumer protection legislation.

	Average Statements of Financial Condition
	Year Ended September 30,
	2009			2010			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)
Assets
Loans (1)	$9,422,953	$579,244	6.15%	$9,215,231	$561,069	6.09%	$8,622,994	$522,230	6.06%
Mortgage-backed securities	1,974,954	109,486	5.54	1,989,979	91,775	4.61	2,587,369	108,207	4.18
Investment securities (2)	212,490	2,634	1.24	1,103,888	10,709.97		1,084,716	14,190	1.31
FHLB stock	144,522	410.28		149,103	7	—	151,751	8.01
Total interest-earning assets	11,754,919	691,774	5.88%	12,458,201	663,560	5.33%	12,446,830	644,635	5.18%
Other assets	499,324			915,566			975,714
Total assets	$12,254,243			$13,373,767			$13,422,544
Liabilities and Stockholders’ Equity
Checking accounts	$494,152	3,144.64%		$644,999	2,299.36%		$735,399	1,908.26%
Passbook and statement accounts	192,141	1,441.75		215,629	1,192.55		242,037	682.28
Insured money market accounts	1,232,723	16,488	1.34	1,475,920	12,029.82		1,647,363	7,148.43
Certificate accounts (time deposits)	5,525,855	169,301	3.06	6,255,530	130,552	2.09	6,143,456	105,845	1.72
Repurchase agreements with customers	38,922	1,061	2.73	46,112	288.62		35,211	252.72
FHLB advances	2,243,242	94,804	4.23	2,070,843	92,400	4.46	1,883,135	81,994	4.35
Securities sold under agreements to repurchase	800,000	31,061	3.88	800,000	29,869	3.73	800,000	29,867	3.73
Other borrowings	191,989	1,327.69		9,479	472	4.98	—	—	—
Total interest-bearing liabilities	10,719,024	318,627	2.97%	11,518,512	269,101	2.34%	11,486,601	227,696	1.98%
Other liabilities	116,929			44,511			44,511
Total liabilities	10,835,953			11,563,023			11,531,112
Stockholders’ equity	1,418,290			1,810,744			1,854,343
Total liabilities and stockholders’ equity	$12,254,243			$13,373,767			$13,385,455
Net interest income/Interest rate spread		$373,147	2.91%		$394,459	2.99%		$416,939	3.20%
Net interest margin (3)			3.17%			3.17%			3.35%
   ___________________

(1)
The average balance of loans includes nonaccruing loans and covered loans, interest on which is recognized on a cash basis. It also includes net accretion of deferred loan fees and costs of $11.5 million, $10.2 million and $11.6 million for years 2009, 2010 and 2011, respectively.

(2)	Includes cash equivalents and repurchase agreements.

(3)	Net interest income divided by average interest-earning assets.

Lending Activities
General. The Company's net portfolio of loans totaled $7.9 billion at September 30, 2011, representing approximately 59% of its total assets. The Company concentrates its lending activities on the origination of conventional mortgage loans, which are neither insured nor guaranteed by agencies of the United States government.
Washington Federal's lending activity is concentrated on the origination of loans secured by real estate, including long-term fixed-rate mortgage loans, adjustable-rate construction loans, adjustable-rate land development loans, fixed-rate multi-family loans and business loans.

The following table sets forth the composition of the Company’s gross loan portfolio, by loan type, as of September 30 for the years indicated.

	2007		2008		2009		2010		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
					(In thousands)
Loans (excluding covered loans):
Single-family residential	$6,067,194	69.4%	$6,868,956	69.5%	$6,785,723	72.3%	$6,551,837	74.8%	$6,218,878	74.9%
Construction – speculative	707,503	8.1	439,616	4.4	267,430	2.8	169,712	1.9	140,459	1.7
Construction – custom	328,929	3.8	317,894	3.2	258,839	2.8	256,384	2.9	279,851	3.4
Land – acquisition and development	755,577	8.6	724,421	7.3	519,130	5.5	307,230	3.5	200,692	2.4
Land – consumer lot loans	159,001	1.8	210,816	2.1	195,812	2.1	186,840	2.1	163,146	2.0
Multi-family	558,846	6.4	683,508	6.9	705,212	7.5	697,351	7.9	700,673	8.4
Commercial real estate	112,659	1.3	282,138	2.8	294,109	3.1	315,915	3.6	303,442	3.7
Commercial & industrial	23,251.3		151,844	1.5	119,019	1.3	83,070.9		109,332	1.3
HELOC	13,690.2		80,407.8		122,184	1.3	116,143	1.3	115,092	1.4
Consumer	10,377.1		153,072	1.5	120,081	1.3	92,624	1.1	67,509.8
GROSS LOANS	$8,737,027	100.0%	$9,912,672	100.0%	$9,387,539	100.0%	$8,777,106	100.0%	$8,299,074	100.0%
Less LIP, Allowance and net def. costs & fees	(548,749)		(411,052)		(404,109)		(353,403)		(363,197)
NET LOANS	$8,188,278		$9,501,620		$8,983,430		$8,423,703		$7,935,877
 ___________________

The following table sets forth the composition of the Company’s covered loan portfolio, by loan type, as of September 30, for the years indicated. There were no covered loans in the years prior to the acquisition of Horizon Bank on January 8, 2010.

	2010		2011
	Amount	%	Amount	%
	(In thousands)
Loans:
Single-family residential	$66,735	9.7%	$55,449	11.3%
Construction – speculative	29,630	4.4	9,321	2.2
Construction – custom	6,927	1.0	2,799.6
Land – acquisition and development	102,982	15.0	47,217	9.5
Land – consumer lot loans	1,813.1		1,153.2
Multi-family	54,258	8.1	44,239	8.9
Commercial real estate	308,987	45.1	250,063	50.2
Commercial & industrial	83,554	12.1	58,874	11.9
HELOC	26,587	3.9	23,559	4.7
Consumer	3,911.6		2,684.5
Total covered loans	$685,384	100.0%	$495,358	100.0%
Allowance for losses	—		(3,766)
	$685,384		$491,592
Discount	(150,910)		(109,409)
Covered loans, net	$534,474		$382,183

The following table summarizes the scheduled contractual gross loan maturities for the Company’s total loan portfolio due for the periods indicated as of September 30, 2011. Amounts are presented prior to deduction of discounts, premiums, loans in process, deferred net loan origination fees and allowance for loan losses. Adjustable-rate loans are shown in the period in which loan principal payments are contractually due.
Contractual Maturities (excludes covered loans):

	Total	Less than 1 Year	1 to 5 Years	After 5 Years
	(In thousands)
Single-family residential	$6,218,878	$21,702	$60,830	$6,136,346
Construction – speculative	140,459	65,862	74,597	—
Construction – custom	279,851	247,990	26,461	5,400
Land – acquisition and development	200,692	153,488	46,161	1,043
Land – consumer lot loans	163,146	14,145	17,991	131,010
Multi-family	700,673	20,132	163,227	517,314
Commercial real estate	303,442	65,122	123,386	114,934
Commercial & industrial	109,332	32,851	75,311	1,170
HELOC	115,092	137	635	114,320
Consumer	67,509	5,026	20,441	42,042
	$8,299,074	$626,455	$609,040	$7,063,579
Loans maturing after one year:
Adjustable-rate	$568,587
Fixed-rate	7,104,032
Total	$7,672,619
The original contractual loan payment period for residential mortgage loans originated by the Company normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans have a weighted average life of from four to eight years.
Lending Programs and Policies. The Company's principal lending activity is the origination of real estate mortgage loans to purchase or refinance single-family residences. The Company also originates a significant number of construction and land development loans, along with multi-family residential and commercial loans. At September 30, 2011, single-family residential loans totaled $6.2 billion, or 74.9% of the Company's gross loan portfolio; construction- speculative loans totaled $140 million, or 1.7% of the Company's gross loan portfolio; construction - custom loans totaled $280 million, or 3.4% of the Company's gross loan portfolio; land acquisition and development loans totaled $201 million, or 2.4% of the Company's gross loan portfolio; land - consumer lot loans totaled $163 million, or 2.0% of the Company's gross loan portfolio; multi-family loans totaled $701 million, or 8.4% of the Company's gross loan portfolio; commercial real estate loans totaled $303 million, or 3.7% of the Company's gross loan portfolio; commercial and industrial loans totaled $109 million, or 1.3% of the Company's gross loan portfolio; HELOC loans totaled $115 million, or 1.4% of the Company's gross loan portfolio and consumer loans totaled $68 million, or .8% of the Company's gross loan portfolio.
Single-family residential loans. The Company primarily originates 30 year fixed-rate loans secured by single-family residences. Generally, these loans are made on terms, conditions and documentation that permit sale in the secondary market. Moreover, it is the Company's general policy to include in the documentation evidencing its conventional mortgage loans a due-on-sale clause, which facilitates adjustment of interest rates on such loans when the property securing the loan is sold or transferred.
All of the Company's mortgage lending is subject to written, nondiscriminatory underwriting standards, loan origination procedures and lending policies prescribed by the Company's Board of Directors. Property valuations are required on all real estate loans. Appraisals are prepared by independent appraisers approved by the Company's management, and reviewed by the Company's staff. Property evaluations are sometimes utilized in lieu of appraisals on single-family real estate loans of $250,000 or less and are reviewed by the Company's staff. Detailed loan applications are obtained to determine the borrower's ability to repay and the more significant items on these applications are verified through the use of credit reports, financial statements or written confirmations. Depending on the size of the loan involved, a varying number of officers of the Company must approve the application before the loan can be granted.
Federal guidelines limit the amount of a real estate loan made by a federally-chartered savings institution, such as Washington Federal, to a specified percentage of the value of the property securing the loan, as determined by an evaluation at the time the loan is originated. This is referred to as the loan-to-value ratio. Maximum loan-to-value ratios for each type of real estate loan are established by the Company's Board of Directors. When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, Washington Federal considers the additional risk inherent in these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total balance for loans with loan-to-value ratios exceeding 80% at origination as of September 30, 2011, was $523 million, with allocated reserves of $9.4 million.
Construction loans. The Company originates construction loans to finance construction of single-family and multi-family residences as well as commercial properties. These loans to builders are generally indexed to the Prime rate and normally have maturities of two years or less. Loans made to individuals for construction of their home generally are 30 year fixed rate loans. The Company's policies provide that for residential construction loans, loans may be made for 80% or less of the appraised value of the property upon completion. As a result of activity over the past three decades, the Company believes that builders of single-family residences in its primary market areas consider it to be a construction lender of choice. Because of this history, the Company has developed a staff with in-depth land development and construction experience and working relationships with selected builders based on their operating histories and financial stability.
Construction lending involves a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers, and the effects of general economic conditions in the homebuilding industry. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. These loans are generally more difficult to evaluate and monitor.
Land loans. The Company's land development loans are of a short-term nature and are generally made for 75% or less of the appraised value of the property. Funds are disbursed periodically at various stages of completion as authorized by the Company's personnel. The interest rate on these loans generally adjusts every 90 days in accordance with a designated index.
Land development loans involve a higher degree of credit risk than long-term financing on owner-occupied real estate. Mitigation of risk of loss on a land development loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of development compared to the estimated cost (including interest) of development and the financial strength of the borrower.
The Company's permanent land loans (also called consumer lot loans) are generally made on improved land, with the intent of building a primary or secondary residence. These loans are limited to 80% or less of the appraised value of the property, up to a maximum loan amount of $350,000. The interest rate on permanent land loans is generally fixed for 20 years.
Multi-family residential loans. Multi-family residential (five or more dwelling units) loans generally are secured by multi-family rental properties, such as apartment buildings. In underwriting multi-family residential loans, the Company considers a number of factors, which include the projected net cash flow to the loan's debt service requirement, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower's experience in owning or managing similar properties. Multi-family residential loans are originated in amounts up to 80% of the appraised value of the property securing the loan.
Loans secured by multi-family residential real estate generally involve a greater degree of credit risk than single-family residential loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. The Company seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt service ratio. The Company generally limits its multi-family residential loans to $10.0 million on any one loan.

It is the Company's policy to obtain title insurance ensuring that the Company has a valid first lien on the mortgaged real estate serving as collateral. Borrowers must also obtain hazard insurance prior to closing and, when required by regulation, flood insurance. Borrowers may be required to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which the Company makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums when due.
Commercial and industrial loans. The Company makes various types of business loans to customers in its market area for working capital, acquiring real estate, equipment or other business purposes, such as acquisitions. The terms of these loans generally range from less than one year to a maximum of ten years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to Prime or another market rate.

Commercial credit decisions are based upon the Company's assessment of the borrower's ability and willingness to repay along with an evaluation of secondary repayment sources such as the liquidity and marketability of collateral. Most such loans are extended to closely held businesses and the personal guaranty of the principals is usually obtained. Non real estate commercial loans have a relatively high risk of default, compared to residential real estate loans. Pricing of commercial loans is based on the credit risk of the borrower with consideration given to the overall relationship of the borrower, including deposits. The acquisition of business deposits is an important focus of this business line. The cost of funds from businesses is usually lower than the cost of funds raised through CDs in our retail branches.

Consumer loans. Through its two most recent acquisitions prior to Horizon, the Company obtained its portfolio of $68 million of consumer loans. These loans are primarily home improvement loans made through third party originators that bear interest at rates of 10% and higher. Due to the nature of these loans the average charge-off rate has been 3-5% per year. After extensive review of this program, the Company decided in fiscal 2009 to cease origination of these consumer loans, as the risk profile did not match with the Company's long term business plan. The Company will continue to service the portfolio until the balances are repaid.

Home equity loans. The Company extends revolving lines of credit to consumers that are secured by a first or second mortgage on a single family residence. The interest rates on these loans adjust monthly indexed to Prime. Total loan-to-value ratios when combined with any underlying first liens are limited to 75% or less. Terms are a ten year draw period followed by a fifteen year amortization period.
Origination and Purchase of Loans. The Company has general authority to lend anywhere in the United States; however, its primary lending areas are within the states of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas.
Loan originations come from a number of sources. Residential loan originations result from referrals from real estate brokers, walk-in customers, purchasers of property in connection with builder projects financed by the Company, mortgage brokers and refinancings for existing customers. Business purpose loans are obtained primarily by direct solicitation of borrowers and continued business from borrowers who have previously borrowed from the Company.

The Company also purchases loans and mortgage-backed securities when lending rates and mortgage volume for new loan originations in its market area do not fulfill its needs. The table below shows total loan origination, purchase and repayment activities on non-covered loans of the Company for the years indicated.

	2007	2008	2009	2010	2011
	(In thousands)
Loans originated (1, 3):
Single-family residential	$827,270	$857,334	$855,212	$583,429	$557,902
Construction – speculative	518,024	218,145	102,630	132,328	126,042
Construction – custom	337,575	303,844	262,952	276,057	289,113
Land – acquisition & development	443,793	148,221	45,425	31,179	14,957
Land – consumer lot loans	42,299	25,909	14,681	11,334	9,968
Multi-family	98,453	105,805	97,621	49,179	122,618
Commercial real estate	16,266	66,876	117,447	59,600	18,120
Commercial & industrial	10,320	187,748	243,240	272,102	134,940
HELOC	5,074	63,855	85,755	59,084	33,711
Consumer	2,871	96,438	15,497	3,241	219
Total loans originated	2,301,945	2,074,175	1,840,460	1,477,533	1,307,590
Loans purchased (2,3)	414,153	946,826	385,645	1,922	400
Loan principal repayments	(1,718,798)	(1,845,324)	(2,116,355)	(1,855,560)	(1,704,826)
Net change in loans in process, discounts, etc.	112,535	137,665	(627,940)	(183,622)	(90,990)
Net loan activity increase (decrease)	$1,109,835	$1,313,342	$(518,190)	$(559,727)	$(487,826)
Beginning balance	$7,078,443	$8,188,278	$9,501,620	$8,983,430	$8,423,703
Ending balance	$8,188,278	$9,501,620	$8,983,430	$8,423,703	$7,935,877
 ___________________

(1)	Includes undisbursed loan in process and does not include savings account loans, which were not material during the periods indicated.

(2)	Includes loans acquired through acquisitions and whole loan purchases.

(3)	Excludes covered loans.

The table below shows total loan purchases and repayment activities on covered loans of the Company for the years indicated.
Prior to the acquisition of Horizon Bank in 2010 the company had no covered loans.

	2010	2011
	(In thousands)
Total loans originated	$—	$—
Loans purchased	671,383	—
Loan principal repayments	(122,272)	(117,302)
Net change in loans in process, discounts, etc	(14,637)	(34,989)
Net loan activity	$534,474	$(152,291)
Beginning balance	—	534,474
Ending balance	$534,474	$382,183
Interest Rates, Loan Fees and Service Charges. Interest rates charged by the Company on mortgage loans are primarily determined by the competitive loan rates offered in its lending areas and in the secondary market. Mortgage loan rates reflect factors such as general interest rates, the supply of money available to the industry and the demand for such loans. These factors are in turn affected by general economic conditions, the regulatory programs and policies of federal and state agencies, changes in tax laws and governmental budgetary programs.
The Company receives fees for originating loans in addition to various fees and charges related to existing loans, including prepayment charges, late charges and assumption fees.
In making one-to-four- family home mortgage loans, the Company does not normally charge a commitment fee. As part of the loan application, the borrower pays the Company for out-of-pocket costs, such as the appraisal fee, in reviewing the application, whether or not the borrower closes the loan. The interest rate charged is normally the prevailing rate at the time the loan application is approved and accepted. In the case of construction loans, the Company normally charges an origination fee. Loan origination fees and other terms of multi-family residential loans are individually negotiated.
Non-performing Assets. When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower. Contact is made after a payment becomes past due. In most cases, deficiencies are cured promptly. If the delinquency is not cured within 90 days, the Company may institute appropriate action to foreclose on the property. If foreclosed, the property will be sold at a public sale and may be purchased by the Company. There are circumstances under which the Company may choose to foreclose a deed of trust as mortgagee, and when this procedure is followed, certain redemption rights are involved.
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
Real estate acquired by foreclosure or deed-in-lieu thereof (“REO” or “Real Estate Owned”) is classified as real estate held for sale until it is sold or transferred to Real Estate Held for Investment(“REHI”). When property is acquired, it is recorded at the lower of carrying cost or fair value at the date of acquisition, and any write-down resulting therefrom is charged to the allowance for loan losses. Interest accrual ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expensed as incurred. Costs incurred for the improvement or development of such property are capitalized. See Note A to the Consolidated Financial Statements included in Item 8 hereof.

The following table sets forth information regarding restructured and non-accrual loans and REO held by the Company at the dates indicated.

	2007	2008	2009	2010	2011
	(In thousands)
Performing restructured loans	$—	$—	$117,234	$225,195	$320,018
Non-Performing restructured loans	250	6,210	19,660	47,727	57,478
Total restructured loans	250	6,210	136,894	272,922	377,496
Non-accrual loans:
Single-family residential	9,820	38,017	116,268	123,624	126,624
Construction – speculative	2,446	33,003	50,348	39,915	15,383
Construction – custom		1,315	—	—	635
Land – Acquisition & development	1,809	51,562	187,061	64,883	37,339
Land – consumer lot loans		—	—	—	8,843
Multi-family	148	748	4,368	4,931	7,664
Commercial real estate	253	1,929	2,733	10,831	11,380
Commercial & industrial	42	—	18,823	371	1,679
HELOC		—	—	—	481
Consumer		535	656	977	437
Total non-accrual loans (1)	14,518	127,109	380,257	245,532	210,465
Total REO (2)	1,413	37,082	120,105	160,754	129,175
Total REHI(3)	—	—	56,758	28,244	30,654
Total non-performing assets	$15,931	$164,191	$557,120	$434,530	$370,294
Total non-performing assets and performing restructured loans	$15,931	$164,191	$674,354	$659,725	$690,312
Total non-performing assets and restructured loans as a percent of total assets	0.15%	1.39%	5.36%	4.89%	5.14%
Total non-performing assets to total assets	0.15%	1.39%	4.43%	3.22%	2.76%
 ___________________

(1)
Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $13,156,000 in 2011. In addition to the nonaccrual loans reflected in the above table, at September 30, 2011, the Company had $197.9 million of loans that were less than 90 days delinquent but that were classified as substandard for one or more reasons. If these loans were deemed nonperforming, the Company's ratio of total nonperforming assets and restructured loans as a percent of total assets would have been 6.66% at September 30, 2011. For a discussion of the Company's policy for placing loans on nonaccrual status, see Note A to the Consolidated Financial Statements included in Item 8 hereof.

(2)	Total REO includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans. Excludes covered REO.

(3)	Total REHI includes real estate held for investment acquired in settlement of loans.

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	September 30,
	2007	2008	2009	2010	2011
	(In thousands)
Beginning balance	$24,993	$28,520	$85,058	$166,836	$163,094
Charge-offs:
Single-family residential	40	2,177	18,013	33,812	38,465
Construction – speculative	1,024	6,858	22,604	28,930	13,197
Construction – custom	—	—	289	359	237
Land – Acquisition & development	58	3,513	50,552	105,576	39,797
Land – consumer lot loans	—	140	1,822	359	4,196
Multi-family	34	25	1,028	2,010	1,950
Commercial real estate	—	225	—	651	1,593
Commercial & industrial loans	—	14	11,573	8,902	4,733
HELOC	—	—	151	118	939
Consumer	—	2,471	6,841	6,670	4,602
	1,156	15,423	112,873	187,387	109,709
Recoveries:
Single-family residential	1	—	117	104	3,072
Construction – speculative	—	34	8	523	2,143
Construction – custom	—	—	—	188	—
Land – Acquisition & development	—	—	16	844	2,271
Land – consumer lot loans	—	—	—	11	—
Multi-family	—	—	—	—	71
Commercial real estate	2	—	—	3	328
Commercial & industrial loans	—	—	948	923	1,925
HELOC	—	—	—	—	185
Consumer	—	230	562	1,140	1,429
	3	264	1,651	3,736	11,424
Net charge-offs	1,153	15,159	111,222	183,651	98,285
Acquired through acquisition	3,130	11,181	—	—	—
Provision (reversal of reserve) for loan losses	1,550	60,516	193,000	179,909	92,351
Ending balance	$28,520	$85,058	$166,836	$163,094	$157,160
Ratio of net charge-offs to average loans outstanding	.02%	.17%	1.18%	1.99%	1.14%

The following table sets forth the allocation of the Company’s allowance for loan losses at the dates indicated.

	September 30,
	2007		2008		2009		2010		2011
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(In thousands)
Allowance allocation:
Single-family residential	$10,083	69.4%	$17,055	69.5%	$18,547	72.3%	$21,575	74.8%	$83,307	74.9%
Construction – speculative	4,716	8.1	10,069	4.4	21,841	2.8	26,346	1.9	13,828	1.7
Construction – custom	1,163	3.8	1,328	3.2	81	2.8	26,355	2.9	623	3.4
Land – acquisition & development	4,506	8.6	28,679	7.3	104,569	5.5	61,637	3.5	32,719	2.4
Land – consumer lot loans	1,136	1.8	2,279	2.1	1,298	2.1	4,793	2.1	5,520	2.0
Multi-family	5,299	6.4	4,514	6.9	1,878	7.5	5,050	7.9	7,623	8.4
Commercial real estate	1,297	1.3	4,536	2.8	1,344	3.1	3,165	3.6	4,331	3.7
Commercial & industrial	320.3		3,807	1.5	7,327	1.3	6,193.9		5,099	1.3
HELOC	—	.2	1,338.8		377	1.3	586	1.3	1,139	1.4
Consumer	—	.1	11,453	1.5	9,574	1.3	7,394	1.1	2,971.8
Unallocated	—		—		—		—		—
Total allowance for loan losses	$28,520		$85,058		$166,836		$163,094		$157,160
 ___________________

(1)	Represents the total amount of the loan category as a percentage of total loans outstanding.
The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The amount of this allowance is based on ongoing, quarterly assessments of the probable and estimable losses inherent in the loan portfolio. The Company’s method for assessing the appropriateness of the allowance consists of two components, which include the general allowance and specific allowance. As part of the process for determining the adequacy of the allowance for loan losses, management reviews the loan portfolio for specific weaknesses.
The general loan loss allowance is established by applying a loss percentage factor to each of the different loan types. The allowance is based on management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, geographic concentrations, seasoning of the loan portfolio, specific industry conditions, and the duration of the current business cycle. The recovery of the carrying value of loans is susceptible to future market conditions beyond the Company’s control, which may result in losses or recoveries differing from those provided. In those cases, a portion of the allowance is then allocated to reflect the estimated loss exposure. Residential real estate loans are not individually analyzed for impairment and loss exposure because of the significant number of loans, their relatively small balances and their historically low level of losses. In determining the adequacy of reserves, management considers the above mentioned factors.
Specific allowances are established in cases where management has identified conditions or circumstances related to a loan that management believes indicate the probability that a loss has been incurred.

Investment Activities
As a federally-chartered savings institution, the Bank is obligated to maintain adequate liquidity and does so by investing in securities. These investments may include, among other things, certain certificates of deposit, repurchase agreements, bankers’ acceptances, loans to financial institutions whose deposits are federally-insured, federal funds, United States government and agency obligations and mortgage-backed securities.
The following table sets forth the composition of the Company’s investment portfolio at the dates indicated.

	September 30,
	2009		2010		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. government and agency obligations	$9,800	$13,824	$344,415	$352,660	$215,315	$220,486
State and political subdivisions	7,435	7,980	7,055	7,268	22,411	25,591
Agency mortgage-backed securities	2,200,834	2,286,542	2,131,182	2,207,719	2,928,820	3,059,683
	$2,218,069	$2,308,346	$2,482,652	$2,567,647	$3,166,546	$3,305,760
The investment portfolio at September 30, 2011 was categorized by maturity as follows:

	Amortized Cost	Wtd Avg Yield
	(In thousands)
Due in less than 1 year	$500	4.00%
Due after 1 year through 5 years	405	6.52
Due after 5 years through 10 years	40,845	5.51
Due after 10 years	3,124,796	4.62
	$3,166,546	4.63%
Sources of Funds
General. Deposits are the primary source of the Company’s funds for use in lending and other general business purposes. In addition to deposits, Washington Federal derives funds from loan repayments, advances from the FHLB and other borrowings and, to a lesser extent, from investment repayments and sales. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds, such as deposit inflows at lower than projected levels. Borrowings may also be used on a longer-term basis to support expanded activities.
Deposits. The Company chooses to rely on term certificate accounts and other deposit alternatives that have no fixed term and that pay interest rates more responsive to market interest rates than those of passbook accounts. This greater variety of deposits allows the Company to be more competitive in obtaining funds and to manage its liabilities more effectively.
Certificates with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year but less than four years, the penalty is 180 days of interest. When the maturity is greater than four years, the penalty is 365 days interest. Early withdrawal penalties during 2009, 2010 and 2011 amounted to approximately $700,000, $727,000 and $781,000, respectively.
The Company offers several checking account products; interest is paid for accounts with monthly average balances over $1,000 and $10,000 respectively, depending on the type of account.
The Company’s deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. The Company does not advertise for deposits outside of these states.

The following table sets forth certain information relating to the Company’s savings deposits at the dates indicated.

	September 30,
	2009		2010		2011
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)
Balance by interest rate:
Checking accounts	$526,321.39%		$666,372.29%		$779,053.09%
Passbook and statement accounts	197,025.50			234,673.51		255,396.20
Money market accounts	1,214,812.87			1,653,717.66		1,627,739.26
	1,938,158			2,554,762		2,662,188
Fixed-rate certificates:
Under 2.00%	1,777,286			3,608,935		4,170,232
2.00% to 2.99%	3,256,031			1,929,112		1,229,918
3.00% to 3.99%	466,665			498,956		418,720
4.00% to 4.99%	370,967			237,852		174,854
5.00% to 5.99%	32,982			22,923		9,991
6.00% and above	221			—		—
	5,904,152			6,297,778		6,003,715
	$7,842,310			$8,852,540		$8,665,903
The following table sets forth, by various interest rate categories, the amount of certificates of deposit of the Company at September 30, 2011, which mature during the periods indicated.

	Maturing in
	1 to 3 Months	4 to 6 Months	7 to 12 Months	13 to 24 Months	25 to 36 Months	37 to 60 Months	Total
	(In thousands)
Fixed-rate certificates:
Under 2.00%	$1,076,027	$790,633	$1,263,984	$874,358	$145,155	$20,075	$4,170,232
2.00% to 2.99%	429,076	236,044	58,004	235,912	21,029	249,853	1,229,918
3.00 to 3.99%	15,519	12,522	5,527	206,778	81,884	96,490	418,720
4.00 to 4.99%	18,739	17,749	40,075	71,837	26,386	68	174,854
5.00 to 5.99%	6,838	1,629	662	—	250	612	9,991
Total	$1,546,199	$1,058,577	$1,368,252	$1,388,885	$274,704	$367,098	$6,003,715
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
At September 30, 2011, the Company had $382.5 million of certificates of deposit in amounts of $250,000 or more outstanding, maturing as follows: $98.4 million within 3 months; $67.1 million over 3 months through 6 months; $48.0 million over 6 months through 12 months; and $169.0 million thereafter.

The following table sets forth the customer account and customer repurchase activities of the Company for the years indicated.

	September 30,
	2009	2010	2011
	(In thousands)
Deposits	$9,900,370	$8,258,975	$2,989,003
Acquired deposits	—	820,000	—
Withdrawals	(9,419,034)	(8,215,105)	(3,291,475)
Net increase (decrease) in deposits before interest credited	481,336	863,870	(302,472)
Interest credited	191,435	146,360	115,835
Net increase (decrease) in customer accounts	$672,771	$1,010,230	$(186,637)
Borrowings. The Company obtains advances from the FHLB upon the security of the FHLB capital stock it owns and certain of its loans, provided certain standards related to credit worthiness have been met. See “Regulation-Washington Federal-Federal Home Loan Bank System” below. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Company's creditworthiness. The FHLB is required to review its credit limitations and standards at least annually. FHLB advances have, from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand Washington Federal's lending program. The Company had $2.0 billion of FHLB advances outstanding at September 30, 2011.
The Company also uses reverse repurchase agreements as a form of borrowing. Under reverse repurchase agreements, the Company sells an investment security to a dealer for a period of time and agrees to buy back that security at the end of the period and pay the dealer a stated interest rate for the use of the dealer's funds. The amount of securities sold under such agreements depends on many factors, including the terms available for such transactions, the perceived ability to apply the proceeds to investments yielding a higher return, the demand for the securities and management's perception of trends in interest rates. The Company had $800 million of securities sold under such agreements at September 30, 2011. See Note I to the Consolidated Financial Statements included in Item 8 hereof for additional information.
The Company may need to borrow funds for short periods of time to meet day-to-day financing needs. In these instances, funds are borrowed from other financial institutions for periods generally ranging from one to seven days at the then current borrowing rate. At September 30, 2011, the Company had no such short-term borrowings.

The Company also offers two forms of repurchase agreements to its customers. One form has an interest rate that floats like that of a money market deposit account. The other form has a fixed rate and is offered in a minimum denomination of $100,000. Both forms are fully collateralized by securities. These obligations are not insured by FDIC and are classified as borrowings for regulatory purposes. The Company had $32.2 million of such agreements outstanding at September 30, 2011.

The following table presents certain information regarding borrowings of Washington Federal for the years indicated.

	September 30,
	2009	2010	2011
	(In thousands)
Federal funds and securities sold to dealers under agreements to repurchase:
Average balance outstanding	$991,989	$809,479	$800,000
Maximum amount outstanding at any month-end during the period	1,040,600	800,211	800,000
Weighted-average interest rate during the period (1)	3.26%	3.75%	3.73%
FHLB advances:
Average balance outstanding	$2,243,242	$2,070,843	$1,883,135
Maximum amount outstanding at any month-end during the period	2,743,026	2,078,695	1,962,616
Weighted-average interest rate during the period (1)	4.23%	4.46%	4.35%
Securities sold to customers under agreements to repurchase:
Average balance outstanding	$38,922	$45,393	$35,211
Maximum amount outstanding at any month-end during the period	55,843	55,222	44,078
Weighted-average interest rate during the period (1)	2.73%	2.24%	0.78%
Total average borrowings:	$3,274,153	$2,925,715	$2,718,396
Weighted-average interest rate on total average borrowings (1)	3.92%	4.23%	4.13%
 ___________________

(1)	Interest expense divided by average daily balances.

Other Ratios
The following table sets forth certain ratios related to the Company for the periods indicated.

	September 30,
	2009	2010	2011
Return on assets (1)	.33%	.89%	.83%
Return on equity (2)	2.87	6.55	5.99
Average equity to average assets	11.57	13.54	13.82
Dividend payout ratio (3)	43.48	19.05	23.00
___________________

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share divided by net income per share.

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

	September 30,
	2009 vs. 2008 Increase (Decrease) Due to			2010 vs. 2009 Increase (Decrease) Due to			2011 vs. 2010 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)			(In thousands)
Interest income:
Loan portfolio	$26,547	$(47,181)	$(20,634)	$(8,770)	$(9,405)	$(18,175)	$(36,101)	$(2,738)	$(38,839)
Mortgage-backed securities	22,807	(1,746)	21,061	825	(18,536)	(17,711)	25,601	(9,169)	16,432
Investments (1)	58	(10,139)	(10,081)	7,672	—	7,672	(142)	3,624	3,482
All interest-earning assets	49,412	(59,066)	(9,654)	(273)	(27,941)	(28,214)	(10,642)	(8,283)	(18,925)
Interest expense:
Customer accounts	27,267	(95,601)	(68,334)	26,602	(71,677)	(45,075)	2,684	(33,209)	(30,525)
FHLB advances and other borrowings	4,792	(15,472)	(10,680)	(14,599)	10,148	(4,451)	(8,315)	(2,565)	(10,880)
All interest-bearing liabilities	32,059	(111,073)	(79,014)	12,003	(61,529)	(49,526)	(5,631)	(35,774)	(41,405)
Change in net interest income	$17,353	$52,007	$69,360	$(12,276)	$33,588	$21,312	$(5,011)	$27,491	$22,480
___________________

(1)	Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle.

Interest Rate Risk
The primary source of income for the Company is net interest income, which is the difference between the interest income generated by our interest-earning assets and the interest expense generated by our interest-bearing liabilities. The level of net interest income is a function of the average balances of our interest-earning assets and liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities. If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in our earnings.
The Company accepts an elevated level of interest rate volatility as a result of its significant holdings of fixed-rate single-family home loans, which are longer-term than the customer accounts that constitute the Company's primary liabilities. Accordingly, assets do not respond as quickly to changes in interest rates as liabilities. As a result, net interest income can be expected to decline when interest rates rise and to expand when interest rates fall as compared to a portfolio of matched maturities of assets and liabilities.
The Company manages its interest rate risk in part by originating more fixed-rate loans when yields are higher and adding loans and investments with shorter term characteristics, such as construction and commercial loans, when loan rates are lower. This balance sheet strategy, in conjunction with a strong capital position and low operating costs has allowed the Company to manage interest rate risk, within guidelines established by the Board of Directors, through all interest rate cycles. Although a significant increase in market interest rates could adversely affect net interest income of the Company, the Company's interest rate risk approach has never resulted in the recording of a monthly operating loss.
The Company's objective in managing its interest rate risk is to grow the dollar amount of net interest income, through the rate cycles, acknowledging that there will be some periods of time when that will not be feasible. The chart below shows the volatility of our period end net interest spread (dotted line which is measured against the right axis) compared to the relatively consistent growth in net interest income (solid line which is measured against the left axis). This consistency is accomplished by managing the size and composition of the balance sheet through different rate cycles.

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
4.50%
4.00%
3.50%
3.00%
2.50%
2.00%
1.50%
1.00%
0.50%
0.00%
1984
1985
1986
1987
1988
1989
1990
1991
1992
1993
1994
1995
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
Net Interest Income (in millions)- left axis
Year End Spread - right axis

The following table shows the estimated repricing periods for earning assets and paying liabilities.

	Repricing Period
	Within 1 Year	After 1 year - before 6 Years	Thereafter	Total
		(In thousands)
As of 9/30/11
Earning assets *	$1,742,054	$854,212	$10,203,095	$12,799,361
Paying liabilities	(3,950,391)	(3,841,189)	(3,655,531)	(11,447,111)
Excess (liabilities) assets	$(2,208,337)	$(2,986,977)	$6,547,564
Excess as % of total assets	-16.5%
Policy limit for one year excess	-40.0%

*	Asset repricing period includes estimated prepayments based on historical activity

During the current year, the Company changed the model used to calculate these one year maturity gap results. Results for previous periods have been revised using the output from the new model. The new model uses the Company's specific data, at a granular level, to project estimated cash flows on loans and deposits. In particular, the loan prepayment assumptions incorporate our recent portfolio experience.

At September 30, 2011, the Company had approximately $2.2 billion more liabilities than assets subject to repricing in the year, which amounted to a negative maturity gap of 16.5% of total assets. As of September 30, 2010, the amount of excess liabilities subject to repricing within one year was approximately $2.5 billion, or 18.5% of total assets. Having this excess of liabilities, relative to assets, repricing within the coming year, the Company could be subject to decreasing net interest income should interest rates rise. However, if the size and/or mix of the balance sheet changes, rising rates may not cause a decrease in net interest income.
The following table shows the potential impact of rising interest rates on net income for one year. We focus primarily on the impact of rising rates, given our negative gap position which implies that generally when rates fall income should increase and when rates increase income is at risk to decrease (assuming no change in the size or composition of the balance sheet). It is important to note that this is not a forecast or prediction of future events, but is used as a tool for measuring potential risk.

	Potential Impact on Net Income
Basis Point Increase in Interest Rates	As of 09/30/11	As of 09/30/10
	(In thousands)
100	$(5,951)	$(12,319)
200	(14,852)	(24,638)
300	(37,175)	(36,958)
The analysis presented assumes zero balance sheet growth and constant percentage composition of assets and liabilities. Actual results will differ from the assumptions used in this model, as management monitors and adjusts both the size and the composition of the balance sheet in order to respond to changing interest rates. In a rising rate environment, it is likely that the Company will grow its balance sheet to offset margin compression.

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
September 30, 2011

Change in Interest Rates	Estimated NPV Amount	Estimated (Decrease) in NPV Amount	NPV as % of Assets	Minimum NPV Policy Limit
(Basis Points)	(In thousands)	(In thousands)
300	$1,005,687	$(1,024,500)	8.25%	5.00%
200	1,427,554	(602,633)	11.17	6.00
100	1,775,588	(254,598)	13.36	7.00
No change	2,030,187	—	14.78	8.00

September 30, 2010

Change in Interest Rates	Estimated NPV Amount	Estimated (Decrease) in NPV Amount	NPV as % of Assets	Minimum NPV Policy Limit
(Basis Points)	(In thousands)	(In thousands)
300	$1,168,919	$(708,221)	9.46%	5.00%
200	1,478,781	(398,358)	11.49	6.00
100	1,694,769	(182,371)	12.74	7.00
No change	1,877,140	—	13.70	8.00

As of September 30, 2011 and 2010, the Company was in compliance with all of its interest rate risk policy guidelines.

Subsidiaries
Washington Federal, Inc., is a unitary thrift holding company that conducts its primary business through its only subsidiary, Washington Federal. Washington Federal has five active wholly owned subsidiaries which are discussed further below.
Washington Federal is permitted by current federal regulations to invest up to 2% of its assets in stock, paid-in surplus and unsecured loans in service corporations. Washington Federal may invest an additional 1% of its assets when the additional funds are utilized for inner-city or community development purposes. In addition, federally-chartered savings institutions that are in compliance with regulatory capital requirements and other conditions may make loans to service corporations in an aggregate amount of up to 50% of the institution's capital as defined in federal regulations.
At September 30, 2011, Washington Federal was authorized under the current regulations to have a maximum investment of $268.8 million in its service corporations, exclusive of the additional 1% of investment assets permitted for inner-city or community development purposes but inclusive of the ability to make loans to its subsidiaries. On September 30, 2011, Washington Federal's investment in, and unsecured loans to, its wholly owned service corporations amounted to only $32.3 million.
First Insurance Agency, Inc., a wholly owned subsidiary of Washington Federal, is an insurance agency that offers a full line of individual and business insurance products to customers of the Company, as well as to others.
Statewide Mortgage Services Company, a wholly owned subsidiary of Washington Federal, is incorporated under the laws of the state of Washington for the purpose of holding and marketing real estate held for sale (REHI). As of September 30, 2011, Statewide Mortgage Services held $30,654,000 of REHI.
Washington Services, Inc., a wholly owned subsidiary of Washington Federal, is incorporated under the laws of the state of Washington for the purpose of holding and marketing real estate held for sale (REHI).

First Mutual Sales Finance, Inc., a wholly owned subsidiary of Washington Federal, is incorporated under the laws of the state of Delaware for the purpose of originating and servicing consumer loans.

Westward Financial, Inc., a wholly owned subsidiary of Washington Federal, is incorporated under the laws of the state of Washington for the purpose of acting as a trustee and developing real estate.

A savings institution is required to deduct the amount of the investment in, and the extensions of credit to, all subsidiaries engaged in any activities not permissible for national banks. Because the acquisition and development of real estate is not a permissible activity for national banks, all investments in, and loans to, the subsidiary of Washington Federal engaged in such activities are subject to exclusion from the capital calculation. See “Regulation-Washington Federal-Regulatory Capital Requirements” below.
Employees
As of September 30, 2011, the Company had approximately 1.221 employees, including service corporation employees and part-time employees equivalent to 29. None of these employees are represented by a collective bargaining agreement, and the Company has enjoyed harmonious relations with its personnel.
Regulation
Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company and Washington Federal. The description of these laws and regulations, and descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and are qualified in their entirety by reference to applicable laws and regulations. Certain federal banking laws have been recently amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). See “Regulation-Financial Modernization” below. Among the more significant changes made by the Dodd-Frank Act, effective July 21, 2011, the OCC assumed the role of the former Office of Thrift Supervision (OTS) as regulator and supervisor of Washington Federal, and the Federal Reserve became the primary supervisor and regulator with respect to the Company.
The Dodd-Frank Act establishes a Bureau of Consumer Financial Protection (CFPB) having broad authority to regulate providers of credit, payment and other consumer financial products and services, and may narrow the scope of federal preemption of state consumer laws and expand the authority of state attorneys general to bring actions to enforce federal consumer protection legislation.

The Company
General. The Company is registered as a savings and loan holding company under the HOLA and is subject to Federal Reserve regulation, examination, supervision and reporting requirements.
Activities Restrictions. Under current federal law, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under Section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies and those formed pursuant to an application filed with the OTS before May 4, 1999, may engage in any activity, including non-financial and commercial activities, provided such companies control only one savings and loan association that meets the Qualified Thrift Lender (“QTL”) test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary thrift holding company status through acquisition is not permitted. The Company has grandfathered unitary thrift holding company status.
There are generally no restrictions on the activities of a grandfathered savings and loan holding company that holds only one subsidiary savings institution. However, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then the unitary holding company also becomes subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year must register as, and become subject to the restrictions applicable to, a bank holding company. See “Washington Federal-Qualified Thrift Lender Test” below.
If the Company were to acquire control of another savings institution, other than through a merger or other business combination with the Bank, the Company would become a multiple savings and loan holding company. Except where such acquisition is pursuant to regulatory authority to approve emergency thrift acquisitions, and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Washington Federal or other subsidiary savings institutions) would thereafter be subject to further restrictions. A multiple savings and loan holding company, or subsidiary thereof that is not a savings institution, may not commence or continue a business activity, without prior notice to and non-objection from the Federal Reserve, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) performing activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies; or (vii) engaging in those activities authorized by the Federal Reserve Board as permissible for bank holding companies. A multiple savings and loan holding company may require approval by the Federal Reserve prior to engaging in the activities described in (vii).
Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Federal Reserve: (i) control of any other savings institution or savings and loan holding company, or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or holding company thereof that is not a subsidiary. Except with the prior approval of the Federal Reserve, no director or officer of a savings and loan holding company, or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.
Control of Company or Bank. Under the HOLA and the Change in Bank Control Act, individuals, corporations or other entities acquiring Company equity interests may, alone or together with other investors, be deemed to control a savings and loan holding company or savings institution. If deemed to control the holding company or institution, such person or group will be required to obtain Federal Reserve approval to acquire ownership interests in the company or institution and could be subject to ongoing reporting procedures and restrictions under federal laws and regulations as a control person or savings and loan holding company. Ownership of more than 10% of the voting equity or 25% or more of the total equity of a savings and loan holding company or savings institution may be deemed to constitute “control,” and the acquirer may be required to file a notice with the Federal Reserve and enter into certain commitments that place restrictions on the ability for such an acquirer to exercise any influence or control over the savings and loan holding company or savings institution.

Washington Federal, wholly owned operating subsidiary (Bank)
General. The Bank is a federally-chartered savings association, the deposits of which are federally insured and backed by the full faith and credit of the United States government. Accordingly, the Bank is subject to broad federal regulation and oversight by the OCC and the FDIC extending to all aspects of its operations. The Bank is a member of the FHLB of Seattle and is subject to certain limited regulations by the Board of Governors of the Federal Reserve System. The Bank is a member of the FDIC and its deposits are insured up to applicable limits by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.
In July 2011 the operating subsidiary changed the name of its operating subsidiary from “Washington Federal Savings and Loan Association” to “Washington Federal” acknowledging the increasing mix of product offerings as well as customer recognition of the Washington Federal brand.
Federal Institution Regulations. The OCC has extensive authority over the operations of savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OCC and are subject to periodic examinations by the OCC.
The investment and lending authority of Washington Federal is prescribed by federal laws and regulations, and Washington Federal is prohibited from engaging in any activities not permitted by such laws and regulations. In particular, many types of lending authority for Federal associations, such as non-residential mortgage loans, are limited to a specified percentage of the institution's capital or assets. Separate from the QTL, the law limits a savings institution to a maximum of 20% of its total assets in commercial loans not secured by real estate, and amounts in excess of 10% of assets may be used only for small business loans, as defined by the Small Business Administration Act. Commercial loans secured by real estate may not be held in an amount exceeding four times an institution's total risk-based capital. An institution can also hold commercial leases, in addition to the above items, up to 10% of its assets. Commercial paper, corporate bonds, and consumer loans taken together cannot exceed 35% of an institution's assets. For this purpose, however, residential mortgage loans and credit card loans are not considered consumer loans, and are both unlimited in amount. The foregoing limitations are established by statute, and cannot be waived by the OCC.
Interstate Branching. As a Federal association, Washington Federal, subject to OCC oversight and approval, is permitted by Section 5(r) of HOLA to establish branches in any State or the District of Columbia without regard to State interstate branching laws, provided that it remains in compliance with the QTL Test or a similar test under the U.S. Internal Revenue Code on a state-by-state basis.
Insurance of Deposit Accounts. Under the Dodd-Frank Act, the maximum amount of federal deposit insurance coverage has been permanently increased from $100,000 to $250,000 per depositor, per institution. Due to the significant number of bank failures and the current balance of the DIF, the Company anticipates continued increases in its FDIC premiums going forward.
The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act raises the minimum designated reserve ratio, which the FDIC is required to set each year for the DIF, to 1.35% and requires that the DIF meets that minimum ratio by September 30, 2020. It eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC is required to offset the effect of the increased reserve ratio for banks with assets of less than $10 billion. The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act. It has, in addition, established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute. There is no implementation deadline for the 2% ratio. The deposit insurance assessments to be paid by Washington Federal could increase as a result.
In addition, all insured institutions are required to pay assessments to the FDIC at an annual Financing Corporation rate (as of the fourth quarter of 2011, 0.0068% of average consolidated total assets minus tangible equity ) in order to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 _ 2019.
Regulatory Capital Requirements. Federally insured savings institutions currently are required to maintain minimum levels of regulatory capital. Pursuant to federal law, the OCC has established capital standards applicable to all savings institutions. These standards generally are as stringent as the comparable capital requirements imposed on national banks. The OCC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.
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
The risk-based capital standard requires savings institutions to maintain a minimum ratio of total capital to risk-weighted assets of 8.0%. Total capital consists of core capital (defined above) and supplementary capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital as well as general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the required amount of risk-based capital, total assets, including certain off-balance-sheet items, are multiplied by a risk-weight factor based on the risks inherent in the type of assets held by an institution. The risk categories range from 0% for low-risk assets such as U.S. Treasury securities and GNMA securities to 100% for various types of loans and other assets deemed to be of higher risk. Single-family residential loans having loan-to-value ratios not exceeding 80% and meeting certain additional criteria, as well as certain multi-family residential loans, qualify for a 50% risk-weight treatment. The book value of each asset is multiplied by the risk factor applicable to the asset category, and the sum of the products of this calculation equals total risk-weighted assets.
OCC regulations impose special capitalization standards for savings institutions that own service corporations and other subsidiaries. In addition, certain exclusions from capital and assets are required when calculating total capital in addition to the adjustments for calculating core capital. These adjustments do not materially affect the regulatory capital of Washington Federal.
For information regarding Washington Federal' compliance with each of these three capital requirements at September 30, 2011, see Note M to the Consolidated Financial Statements included in Item 8 hereof.
Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OCC or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an institution's operations and/or the appointment of a conservator or receiver. OCC capital regulations provide that such supervisory actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.
The Dodd-Frank Act contains a number of provisions that will affect the capital requirements applicable to Washington Federal and to the Company, including the requirement that thrift holding companies be subject to consolidated capital requirements. See “Regulation-Financial Modernization” below. In addition, on September 12, 2010, the Basel Committee adopted the Basel III capital rules. These rules, which will be phased in over a period of years, set new standards for common equity, Tier 1 and total capital, determined on a risk-weighted basis. The full impact on Washington Federal and the Company of the Dodd-Frank requirements and the Basel III rules cannot be determined at this time as many regulations are still being written and implemented.
Prompt Corrective Action. Under federal law, each federal banking agency has implemented a system of prompt corrective action for institutions that it regulates. Under OCC regulations, an institution shall be deemed to be: (i) well capitalized if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and if it is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and if it does not meet the definition of well capitalized; (iii) undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) significantly undercapitalized if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OCC to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. (The OCC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 2011, Washington Federal exceeded the requirements of a well capitalized institution.
Qualified Thrift Lender Test. Under current legislation and applicable regulations, any savings institution is a QTL if: (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Internal Revenue Code (which generally requires that at least 60% of the institution's assets constitute housing-related and other qualifying assets) or (ii) at least 65% of the institution's portfolio assets (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every twelve months. A savings institution that does not meet the QTL test set forth in the HOLA and implementing regulations must immediately comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank, must be necessary to meet obligations of a company that controls the institution, and may not be made without the specific approval of the OCC and the Federal Reserve. In addition, a savings institution that fails to met the QTL test may be subject to OCC enforcement action. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and must not retain any investment not permissible for a national bank, and must immediately repay any outstanding FHLB advances (subject to safety and soundness considerations). At September 30, 2011, Washington Federal was in compliance with the QTL test set forth in the HOLA.

Transactions with Affiliates. Under current federal law, all transactions between and among a savings institution and its affiliates, including holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder as applied by the HOLA. Generally, these requirements limit such transactions to a percentage of the institution's capital and require all of them to be on terms at least as favorable to the institution as transactions with non-affiliates. In addition, a savings institution may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The OCC is authorized to impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a savings institution.
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
The Dodd-Frank Act imposes further restrictions on transactions with affiliates and extensions of credit to executive officers, director and principal shareholders, effective July 21, 2012. See “Regulation-Financial Modernization”.

Restrictions on Capital Distributions. OCC regulations govern capital distributions by a Federal association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or OCC imposed condition; or

•	the savings association is not eligible for expedited treatment of its filings.

A savings association must file a notice with the OCC for a proposed capital distribution if the savings association would not be well capitalized following the distribution, or the proposed capital distribution would reduce the amount of its capital.
Even if an application is not otherwise required, every savings association that is a subsidiary of a holding company, such as Washington Federal, must still file a notice with the Federal Reserve at least 30 days before the Board of Directors declares a dividend.
The OCC or the Federal Reserve may disapprove a notice or application if:

•	the savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.
In addition, the Federal Deposit Insurance Act provides that an insured depository institution, such as the Bank, may not make any capital distribution, if after making such distribution the institution would be undercapitalized. Additionally, because the Company participated in the Capital Purchase Program(“CPP”) of the United States Department of the Treasury (“Treasury”), it was temporarily subject to restrictions on common stock dividend payments until it exited the CPP. Effective May 27, 2009, the Company fully redeemed the Preferred Stock that it had issued to the Treasury pursuant to the CPP, thereby exiting the CPP and terminating the associated dividend restrictions.

Federal Home Loan Bank System. Washington Federal is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that provide funding to their members for making home mortgage loans, as well as loans for affordable housing and community development. Each FHLB serves members within its assigned region and is funded primarily through proceeds derived from the sale of consolidated obligations of the FHLB system. Loans are made to members in accordance with the policies and procedures established by the Board of Directors of the FHLB. At September 30, 2011, the Company's advances from the FHLB amounted to $2.0 billion.
As a member, the Company is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to 3.50% of FHLB advances outstanding and .75% of mortgage loans and pass-through securities. At September 30, 2011, the Company had $151.8 million in FHLB Seattle stock, which was in compliance with this requirement.
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
Community Reinvestment Act and Fair Lending Laws. Savings institutions have a responsibility under the

Community Reinvestment Act (CRA) and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the Fair Lending Laws) prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with the Fair Lending Laws could result in enforcement actions by the OCC or CFPB, and other federal regulatory agencies and by the U.S. Department of Justice.
USA Patriot Act of 2001. A major focus of recent governmental policy regarding financial institutions has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the Patriot Act) substantially broadened the scope of United States anti money-laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial scope of United States jurisdiction. The United States Treasury Department has issued a number of regulations under the Patriot Act that apply to financial institutions such as Washington Federal. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply satisfactorily with all relevant Patriot Act requirements, could have serious legal and reputational consequences for the institution.

Financial Modernization
On July 21, 2010, the President signed into law the Dodd-Frank Act. This law is significantly changing the current bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and Washington Federal. It requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Act may not be known for many months or years.
One change that has been particularly significant to the Company and Washington Federal is the abolition on July 21, 2011, of the OTS, their historical federal financial institution regulator, . Supervision and regulation of the Company has moved to the Federal Reserve and supervision and regulation of Washington Federal has moved to the OCC. The HOLA remains the main statute applicable to the Company and Washington Federal, but it has been amended by the Dodd-Frank Act, as described below, and the implementing regulations are being amended by the Federal Reserve and the OCC, respectively.

The Dodd-Frank Act contains a number of provisions intended to strengthen capital. For example, the federal banking agencies are directed to establish minimum leverage and risk-based capital requirements that are at least as stringent as those currently in effect. The Company for the first time will be subject to consolidated capital requirements and will be required to serve as a source of strength to Washington Federal.
The Dodd-Frank Act also expands the affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act to broaden the definition of affiliate and to apply this definition to securities lending, repurchase agreement and derivatives activities that Washington Federal may have with an affiliate. This will also strengthen collateral requirements and limit Federal Reserve exemptive authority. Further, the definition of “extension of credit” for transactions with executive officers, directors and principal shareholders is being expanded to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement or a securities lending or borrowing transaction. These expansions will be effective on July 21, 2012. At this time, we do not anticipate that any of these provisions will have a material effect on the Company or the Bank. The Dodd-Frank Act also contains provisions that expand the insurance assessment base and increase the scope of deposit insurance coverage. See “Regulation - Washington Federal - Insurance of Deposit Accounts”.
The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates for election as directors using a company's proxy materials. The legislation also directs the federal financial institution regulatory agencies to promulgate rules prohibiting excessive compensation being paid to financial institution executives.
The Dodd-Frank Act also created a new Consumer Financial Protection Bureau, which on July 21, 2011 took over responsibility for the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others. The CFPB has broad rule-making authority in this area, and also has primary supervisory and examination authority on these issues over institutions such as Washington Federal that have assets of $10 billion or more. The Act also gives the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. The consumer complaint authority of the OTS also has been transferred into the CFPB.
The Dodd-Frank Act also provides that the same standards for federal preemption of state laws apply both to national banks and Federal banks. In addition, as required by the Dodd-Frank Act, the Federal Reserve has adopted a rule that places restrictions on interchange fees applicable to debit card transactions and is thus expected to lower fee income generated from this source. Effective October 1, 2011, interchange fees on debit card transactions are limited to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the Federal Reserve. Issuers that, together with their affiliates, have less than $10 billion in assets are exempt from the debit card interchange fee standards. It is not anticipated that the reduced debit card fee income will have a material impact on the Bank.

The scope and impact of many of the Dodd-Frank Act's provisions will be determined over time as regulations are issued and become effective. As a result, we cannot predict the ultimate impact of the Act on the Company or Washington Federal at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition or results of operations. Nor can we predict the impact or substance of other future legislation or regulation. However, it is expected that at a minimum they will increase our operating and compliance costs.

Taxation
Federal Taxation. For federal and state income tax purposes, the Company reports its income and expenses on the accrual basis method of accounting and files its federal and state income tax returns on a September 30, fiscal year basis. The Company files consolidated federal and state income tax returns with its wholly-owned subsidiaries.
The Company has been examined by the Internal Revenue Service through the year ended September 30, 1990. There were no material changes made to the Company’s originally reported taxable income as a result of this examination.
State Taxation. The states of Washington and Nevada do not have income taxes. A business and occupation tax based on a percentage of gross receipts is assessed against businesses in Washington state; however, interest received on loans secured by mortgages or deeds of trust on residential properties is not subject to this tax.
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

Item 1A.	Risk Factors

Ownership of the Company's common stock involves risk. Investors should carefully consider, in addition to the other information set forth herein, the following risk factors:

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
Economic conditions that negatively affect housing prices and demand, the demand for other goods and services and the job market have resulted, and may continue to lower the credit quality of the Company's loan portfolios to deteriorate, and such deterioration in credit quality has had, and could continue to have, a negative impact on the Company's business.
Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.
The processes we use to estimate allowance for loan losses and reserves may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, that may no longer be capable of accurate estimation.
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
Substantially all of our loans are to individuals, businesses and real estate developers in the Pacific Northwest, Arizona, Utah, Texas, New Mexico and Nevada and our business depends significantly on general economic conditions in these market areas. The Pacific Northwest has one of the nation's highest unemployment rates. Severe declines in housing prices and property values have been particularly acute in our primary market areas. A further deterioration in economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences, any of which could have a material adverse effect on our business:

•	Loan delinquencies may increase.

•	Problem assets and foreclosures may increase.

•	Demand for our products and services may decline.

•
Collateral for loans made by us, especially real estate, may continue to decline in value, in turn reducing a customer's borrowing power, and reducing the value of assets and collateral associated with our loans.

A downturn in the real estate market has hurt the Company's business.
The Company's business activities and credit exposure are concentrated in real estate lending. The market for residential housing has experienced dramatic declines in recent years, with falling home prices and increasing foreclosures. A downturn in the real estate market hurts the Company's business because the vast majority of its loans are secured by real estate.
The Company's provision for loan losses in fiscal 2011 was significantly higher than historical amounts, prior to the current economic downturn. Actions by other lenders or bank regulators could further depress the value of our real estate holdings, if lenders aggressively dispose of properties. If the significant decline in market values continues, the collateral for the Company's loans will provide decreasing levels of security. As a result, the Company's ability to recover the principal amount due on defaulted loans by selling the underlying real estate will be diminished, and the Company will be more likely to suffer losses on defaulted loans.
We also own elevated amounts of real estate as a result of foreclosures resulting from non-performing loans in fiscal 2011. We believe that it may prove less expensive to hold these foreclosed lands or finished lots until market conditions improve, rather than to sell at current market prices. If other lenders or borrowers liquidate significant amounts of real estate in a rapid or disorderly fashion, however, or if the FDIC elects to dispose of significant amounts of real estate from failed financial institutions in a similar fashion, it could have an adverse effect on the values of the properties we own. In such a case, we may incur further write-downs and charge-offs, which could, in turn, adversely affect our results of operations and financial condition
The Company may suffer losses in its loan portfolio despite its underwriting and loan collection practices.
The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting and loan collection practices. Underwriting practices often include analysis of a borrower's prior credit history, financial statements, tax returns and cash flow projections; valuation of collateral; personal guarantees of loans to businesses; and verification of liquid assets. If the underwriting process fails to capture accurate information or proves to be inadequate, we may incur losses on loans that meet our underwriting criteria, and those losses may exceed the amounts set aside as reserves in the allowance for loan losses. Our loan collection practices have expanded to meet the increase in nonperforming loans resulting from the current economic environment and to service the loans from our acquisitions. This has increased loan administration costs. It has also exposed the Company to risks of improper documentation or foreclosure proceedings. There is also the risk that loss sharing agreements with the FDIC may not be fulfilled.
The Company's business is subject to interest rate risk and changes in market interest rates may negatively affect its results of operations and financial condition.
Management is unable to predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, unemployment, monetary policy, domestic and international disorder, instability in domestic and foreign financial markets, and investor and consumer demand.

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of single-family residential loans) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits). The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the amounts of the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and the mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”), and market interest rates.
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
In addition, such changes in interest rates could affect our ability to originate loans and attract and retain deposits; the fair values of our securities and other financial assets; the fair values of our liabilities; and the average lives of our loan and securities portfolios. Decreases in interest rates could lead to increased loan refinancing activity which, in turn, would alter the balance of our interest-earning assets and impact net interest income. Increases in interest rates could reduce loan refinancing activity which could result in compression of the spread between loan yields and funding rates.

The Company is exposed to movements in market rates to a degree that may not be experienced by other financial institutions. The Company accepts this elevated level of interest rate risk as a result of its significant portfolio of fixed-rate single-family home loans which are longer-term in nature than the customer accounts and short-term borrowed money that constitute its liabilities. The Company manages its interest rate risk in part by growing the fixed-rate loan portfolio when yields are higher and focusing on loans or investments with shorter term characteristics, such as construction or commercial loans, when loan rates are lower. This balance sheet strategy in conjunction with a strong capital position has allowed the Company to manage interest rate risk through all interest rate cycles. Low operating costs have contributed further to the strong capital position. Unlike some lenders, we have chosen not to hedge our exposure to interest rates through the use of complicated derivatives. Although the company has implemented asset and liability management policies and procedures that seek to manage this interest rate risk, these policies may not be successful.
The Bank has entered into a memorandum of understanding with the OTS that will entail compliance costs. Failure to comply with the memorandum of understanding could result in formal enforcement action or regulatory constraints on the Bank.

On July 28, 2010, the Bank entered into a memorandum of understanding with the OTS that requires the Bank to take a number of actions, including among other things: (1) develop a written enterprise risk management program; (2) enhance policies and procedures with respect to construction lending, portfolio valuation and interest rate risk management; (3) develop action plans and programs in the areas of consumer compliance, fair lending, information technology, business continuity and information security; and (4) monitor the Bank's performance results against its business plan. The memorandum of understanding does not affect dividend policy or require additional capital. The memorandum of understanding and our compliance with it is being monitored by the OCC since the OTS was abolished in July 2011.
Management believes that it is now near completion of the measures required by this memorandum of understanding, although compliance will be determined by the OCC and not by us. Compliance with the memorandum of understanding will increase the Bank's non-interest expenses in amounts that are not expected to be, material to our results of operations. The memorandum of understanding and the factors that gave rise to it also may have the effect of limiting or delaying our ability or our plans to expand strategically. Moreover, a material failure to comply with the memorandum of understanding could subject the Bank to additional regulatory scrutiny or result in a formal enforcement action or constraints on the Bank's business, any of which could have a material adverse effect on future results of operations, financial condition, growth objectives or other aspects of our business. The requirements of the memorandum of understanding will remain in effect until the OCC decides to terminate, suspend or modify it.

The Company relies, in part, on external financing to fund its operations and the unavailability of such funds in the future could adversely impact its growth and prospects.
The Company relies on deposits (primarily certificates of deposit), advances from the Federal Home Loan Bank of Seattle and other borrowings to fund its operations. Management has historically been able to replace maturing deposits if desired; however the Company may not be able to replace such funds at any given point in time if its financial condition or market conditions change or if the cost of doing so might adversely affect our financial condition or results of operations.
Although the Company considers its sources of funds adequate for its liquidity needs, it may seek additional debt in the future to achieve its long-term business objectives. Such borrowings, if sought, may not be available to the Company or, if available, may not be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, the Company's growth and future prospects could be adversely affected.
The Company's ability to pay dividends is subject to regulatory limitations and other limitations which may affect its ability to pay dividends to its shareholders.
Washington Federal is a separate legal entity from its subsidiary and does not have significant operations of its own. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the OCC or the Federal Reserve could prohibit the payment of dividends or other payments. If the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company's financial condition, results of operations and prospects.
The market price for our common stock may be volatile.
The market price of our common stock could fluctuate substantially in the future in response to a number of factors, including those discussed below. The market price of our common stock has in the past fluctuated significantly and is likely to continue to fluctuate significantly. Some of the factors that may cause the price of our common stock to fluctuate include:

•	variations in our and our competitors' operating results.

•	changes in securities analysts' estimates of our future performance and the future performance of our competitors.

•	announcements by us or our competitors of mergers, acquisitions and strategic partnerships.

•	additions or departure of key personnel.

•	events affecting other companies that the market deems comparable to us.

•	general conditions in the financial markets and real estate markets.

•	general conditions in the United States.

•	the presence or absence of short selling of our common stock.

•	future sales of our common stock or debt securities.
The stock markets in general have experienced substantial price and trading fluctuations. These fluctuations have resulted in volatility in the market prices of securities that often has been unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the trading price of our common stock.
A person holding our common stock could have the voting power of their shares of common stock on all matters significantly reduced under Washington's anti-takeover statutes, if the person holds in excess of 10% of the voting power in the election of directors.
We are incorporated in the state of Washington and subject to Washington state law. Some provisions of Washington state law could interfere with or restrict takeover bids or other change-in-control events affecting us. For example, Chapter 23B.19 of the Washington Business Corporation Act, with limited exceptions, prohibits a “target corporation” from engaging in specified “significant business transactions” for a period of five years after the share acquisition by an acquiring person, unless:

▪
the prohibited transaction or the acquiring person's purchase of shares was approved by a majority of the members of the target corporation's board of directors prior to the acquiring person's share acquisition; or

▪
the prohibited transaction was both approved by the majority of the members of the target corporation's board and authorized at a shareholder meeting by at least two-thirds of the outstanding voting shares (excluding the acquiring person's shares) at or subsequent to the acquiring person's share acquisition. An acquiring person is defined as a person or group of persons that beneficially own 10% or more of the voting securities of the target corporation. Such prohibited transactions include, among other things:

▪	certain mergers, or consolidations with, disposition of assets to, or issuances of stock to or redemption of stock from, the acquiring person;

▪	termination of 5% or more of the employees of the target corporation as a result of the acquiring person's acquisition of 10% or more of the shares;

▪	allowing the acquiring person to receive any disproportionate benefit as a shareholder; and

▪	liquidating or dissolving the target corporation.
After the five-year period, certain “significant business transactions” are only permitted, if they comply with certain “fair price” provisions of the statute or are approved by a majority of the outstanding shares other than those of which the acquirng person has beneficial ownership. As a Washington corporation, we are not permitted to “opt out” of this statute.
Our results of operations, financial condition or liquidity may be adversely impacted by issues arising from certain industry deficiencies in foreclosure practices, including delays and challenges in the foreclosure process
Announcements of deficiencies in foreclosure documentation by several large seller/servicer financial institutions have raised concerns relating to mortgage foreclosure practices in the United States. A group composed of state attorneys general and state bank and mortgage regulators in all 50 states and the District of Columbia is currently reviewing foreclosure practices and a number of mortgage sellers/servicers have temporarily suspended foreclosure proceedings in some or all states in which they do business in order to evaluate their foreclosure practices and underlying documentation. These foreclosure process issues and the potential legal and regulatory responses to them could impact the foreclosure process and timing to completion of foreclosures for residential mortgage lenders, including the Bank. Over the past few years, foreclosure timelines have increased due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases as a result of the economic downturn, additional consumer protection initiatives related to the foreclosure process and voluntary and, in some cases, mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure. Further increases in the foreclosure timeline may have an adverse effect on collateral values and our ability to minimize our losses.
Our ability to originate mortgage loans for portfolio has been adversely affected by the increased competition resulting from the unprecedented involvement of the U.S. Government and Government-Sponsored Enterprises (“GSEs”) in the residential mortgage market.

Over the past few years, we have faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market as a result of the recent economic crisis, which has caused the interest rate for thirty year fixed-rate mortgage loans that conform to GSE guidelines to remain artificially low. In addition, the U.S. Congress recently extended through September 2011 the expanded conforming loan limits in many of our operating markets, allowing larger balance loans to continue to be acquired by the GSEs. As a result, more loans in our portfolio qualified under the expanding conforming loan limits and were refinanced into conforming fixed-rate mortgages. We expect that our one-to-four- family mortgage loan repayments will remain at elevated levels and will continue to outpace our loan production as a result of these factors, making it difficult for us to grow our mortgage loan portfolio and balance sheet.
The Company may need to continue to increase its allowance for loan losses in material amounts. We have also experienced and may continue to experience elevated amounts of net charge-offs.
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
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Our allowance for loan losses is based on these judgments, as well as historical loss experience and an evaluation of the other risks associated with our loan portfolio, including but not limited to, the size and composition of the loan portfolio, current economic conditions and geographic concentrations within the portfolio. Federal regulatory agencies, as part of their examination process, review our loans and allowance for loan losses. If our assumptions and judgments used to determine the allowance prove to be incorrect, if the value of the collateral securing the loans decreases substantially or if our regulators disagree with our judgments, we may need to increase the allowance in amounts that exceed our expectations. Material additions to the allowance would adversely affect our results of operations and financial condition.
We recorded a $92.4 million provision for loan losses during the year ended September 30, 2011, compared to a $179.9 million provision for the year ended September 30, 2010. Our non-performing assets amounted to $370.3 million or 2.76% of total assets, at September 30, 2011, compared to $434.5 million, or 3.22% of total assets one year earlier. We had net charge-offs of $98 million for the year ended September 30, 2011, compared with $184 million of net charge-offs for the year ended September 30, 2010.
The decrease in the provision for loan losses is in response to improving credit conditions in the loan portfolio. We expect our loan loss provision to remain at elevated levels until non-performing assets and charge-offs improve substantially.
The Company operates in a highly regulated industry, which limits the manner and scope of our business activities.
The Bank is subjected to extensive supervision, regulation and examination by the OCC, CFPB and by the FDIC. In addition, the Federal Reserve is now responsible for regulating the holding company, Washington Federal, Inc. Our thrift charter is not anticipated to change. As a result and due to restrictions on our activities as a result of the thrift charter, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the deposit insurance funds and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Under this structure the OCC, the FDIC, and the Federal Reserve have broad discretion to impose restrictions and limitations on our operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations.
Failure to comply with applicable laws and regulations also could result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements and cease and desist orders. In addition, the OCC and the FDIC have specific authority to take “prompt corrective action,” depending on our capital level. Currently, we are considered “well-capitalized” for prompt corrective action purposes. If we were designated by the OCC as “adequately capitalized,” our ability to take brokered deposits would become limited. If we were to be designated by the OCC in one of the lower capital levels-“undercapitalized,” “significantly undercapitalized” or “critically undercapitalized”-we would be required to raise additional capital and also would be subject to progressively more severe restrictions on our operations, management and capital distributions and replacement of senior executive officers and directors. If we became “critically undercapitalized,” we would also be subject to the appointment of a conservator or receiver.
Recent legislative and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect the Company's business.
The Dodd-Frank Act is having a substantial impact on the financial services industry. The Dodd-Frank Act creates a framework through which regulatory reform is being written. One important component is the creation of the Financial Stability Oversight Council “(“FSOC”), which will have the latitude to make recommendations to the Federal Reserve concerning the establishment of more stringent prudential standards and reporting and disclosure requirements for systemically important financial firms. The Company at this time has no reason to believe that it will be considered systemically important.
Recent legislative, both state and national, initiatives to support housing finance could detrimentally affect the Company's business.
There are several legislative initiatives ranging from the elimination of the first mortgage interest deduction for federal income tax purposes to the elimination of first mortgage interest exemption for Washington State B&O tax, that could detrimentally impact the company in the future. The extent of the impact of any such legislation will be dependent on the specific details of the final legislation passed, if any.
The Company faces strong competition from other financial institutions, offering services similar to those offered by us.
Many competitors offer the types of loans and deposit services that the Company offers. These competitors include other savings associations, community banks, credit unions and other financial intermediaries. In particular, the Company's competitors include national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Increased competition within the Company's market area may result in reduced loan originations and deposits. Ultimately, the Company may not be able to compete with full success against current and future competitors.
Our deposit insurance premiums have increased and could increase further in the future, which could have a material adverse impact on our future earnings and financial condition.
The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a specific level. The Bank's FDIC insurance premiums increased substantially beginning in 2009, and we expect to pay significantly higher premiums in the future. Current economic conditions have increased bank failures and additional failures are expected, all of which decrease the DIF. In order to restore the DIF to its statutorily mandated minimum of 1.15% over a period of several years, the FDIC increased deposit insurance premium rates at the beginning of 2009 and imposed a special assessment on June 30, 2009. The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act. It has, in addition, established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute. There is no implementation deadline for the 2% ratio. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. Any increase in our FDIC premiums could have an adverse effect on the Bank's profits and financial condition.
Non-Compliance with the USA PATRIOT Act, Bank Secrecy Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act or other laws and regulations could result in fines or sanctions, and curtail expansion opportunities.
Financial institutions are required under the USA PATRIOT and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department's Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, the U.S. Government imposed and will continue to expand laws and regulations relating to residential and consumer lending activities that create significant new compliance burdens and financial risks. We have developed policies and continue to augment procedures and systems designed to assist in compliance with these laws and regulations.
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
Both internal and external fraud and theft are risks. If personal, non-public, confidential or proprietary information of customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or if such information were to be intercepted or otherwise inappropriately taken by third parties.
Operational errors include clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Because of our large transaction volume and our necessary dependence upon automated systems to record and process these transactions there is a risk that technical flaws or tampering or manipulation of those automated systems arising from events wholly or partially beyond our control may give rise to disruption of service to customers and to financial loss or liability. We are exposed to the risk that our business continuity and data security systems prove to be inadequate.
The occurrence of any of these risks could result in a diminished ability to operate our business, additional costs to correct defects, potential liability to clients, reputational damage and regulatory intervention, any of which could adversely affect our business, financial condition and results of operations, perhaps materially.
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

The Company owns the building in which its principal executive offices are located in Seattle, Washington. The following table sets forth certain information concerning the Company's offices:

Location	Number of Offices	Building		Net Book Value at September 30, 2011 (2)
		Owned	Leased (1)
				(In thousands)
Washington	64	51	13	$111,835
Idaho	16	16	—	7,224
Oregon	28	18	10	9,601
Utah	10	5	5	3,017
Arizona	21	14	7	15,401
Texas	6	3	3	2,965
New Mexico	11	11	—	14,985
Nevada	4	1	3	1,565

Total	160	119	41	$166,593

(1)	The leases have varying terms expiring from 2012 through 2070, including renewal options.

(2)	Amount represents the net book value of all land, property and equipment owned by the Company and the book value of leasehold improvements, where applicable.
Washington Federal evaluates on a continuing basis the suitability and adequacy of its offices, both branches and administrative centers, and has opened, relocated, remodeled or closed them as necessary to maintain efficient and attractive premises. Washington Federal's net investment in premises, equipment and leaseholds was $166.6 million at September 30, 2011.

Item 3.	Legal Proceedings
The Company is involved in legal proceedings occurring in the ordinary course of business that in the aggregate are believed by management to be immaterial to the financial statements of the Company. The effects of legal proceedings did not have a material impact on the statements of operations for any of the three years ended September 30, 2011.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The information required herein is incorporated by reference from page 69 of the Company’s Annual Report to Stockholders for 2011 (“Annual Report”), which is included herein as Exhibit 13.
The Company’s stock repurchase program was publicly announced by the board of directors on February 3, 1995 and has no expiration date. Under this program, a total of 31,956,264 shares of the Company’s common stock have been authorized for repurchase. During the year ended September 30, 2011 the Company repurchased 3,805 shares at a weighted average price of $15.68. As of September 30, 2011, 9,083.51 shares remained authorized for share repurchase.

Item 6.	Selected Financial Data
The information required herein is incorporated by reference from page 19 of the Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information required herein is incorporated by reference on pages 8 through 18 of the Annual Report

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The information required herein is incorporated by reference to Interest Rate Risk commencing on page 20 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data
The financial statements and supplementary data required herein are incorporated by reference from pages 20 through 64 of the Annual Report.

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
Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its President, Chief Executive Officer, Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The annual Management’s Report on Internal Control over Financial Reporting and the attestation reports of the Company’s Registered Public Accounting Firm required herein is incorporated by reference on pages 38 and 39 of the Annual Report.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required herein is incorporated by reference to the Proxy Statement which is expected to be dated December 9, 2011, for the Company’s annual meeting of stockholders to be held on January 18, 2012 (“Proxy Statement”).
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
The information required in this item 12 regarding equity compensation plans is incorporated by reference to Note L on pages 51 through 52 of the Annual Report.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required herein is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information required herein is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) The following financial statements are incorporated herein by reference from pages 20 through 62 of the Annual Report.
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of September 30, 2011 and 2010
Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2011
Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended September 30, 2011
Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2011
Notes to Consolidated Financial Statements
(a)(2) There are no financial statement schedules filed herewith.
(a)(3) The following exhibits are filed as part of this report, and this list includes the Exhibit Index:

No.	Exhibit	Page/ Footnote

3.1	Restated Articles of Incorporation of the Company	(1)

3.1.1	Articles of Amendment to the Restated Articles of Incorporation of the Company, dated June 7, 2005	(2)

3.1.2	Articles of Amendment to the Restated Articles of Incorporation of the Company, dated November 10, 2008	(3)

3.2	Bylaws of the Company	(1)

4	The Company has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Annual Report on Form 10-K. The Company agrees to furnish copies to the SEC upon request.	(1)

10.1	1982 Employee Stock Compensation Program*	(4)

10.2	1987 Stock Option and Stock Appreciation Rights Plan*	(4)

10.3	1994 Stock Option and Stock Appreciation Rights Plan*	(4)

10.4	2001 Long-Term Incentive Plan*	(5)

10.5	Form of award agreement for restricted stock for 2001 Long Term Incentive Plan *	(6)

10.6	Form of award agreement for stock options for all plans*	(6)

13	Annual Report to Stockholders

21	Subsidiaries of the Company - Reference is made to Item 1, “Business - Subsidiaries” for the required information

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002

101	Financial Statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 formatted in XBRL
 ___________________

*	Management contract or compensation plan

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3ASR filed with the SEC on September 14, 2009.

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on November 22, 2006.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2008.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form 8-B filed with the SEC on January 26, 1995.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 23, 2002.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on November 8, 2005.

(7)	See (a)(3) above for all exhibits filed herewith and the Exhibit Index.

(8)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON FEDERAL, INC.

November 16, 2011	By:	/S/ ROY M. WHITEHEAD
Roy M. Whitehead, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roy M. Whitehead	November 16, 2011
Roy M. Whitehead, Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ Brent J. Beardall	November 16, 2011
Brent J. Beardall, CPA Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ John F. Clearman	November 16, 2011
John F. Clearman, Director
/s/ Derek L. Chinn	November 16, 2011
Derek L. Chinn, Director
/s/ James J. Doud, Jr.	November 16, 2011
James J. Doud, Jr., Director
/s/ H. Dennis Halvorson	November 16, 2011
H. Dennis Halvorson, Director
/s/ Anna C. Johnson	November 16, 2011
Anna C. Johnson, Director
/s/ Thomas J. Kelley	November 16, 2011
Thomas J. Kelley, Director
/s/ Liane J. Pelletier	November 16, 2011
Liane J. Pelletier, Director
/s/ Charles R. Richmond	November 16, 2011
Charles R. Richmond, Director
/s/ Barbara L. Smith	November 16, 2011
Barbara L. Smith, Director
/s/ Mark N. Tabbutt	November 16, 2011
Mark N. Tabbutt, Director