Form 10-Q
period 2011-12-31
WASHINGTON FEDERAL INC
filed 2012-02-07
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at February 3, 2012
Common stock, $1.00 par value	107,480,760

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	December 31, 2011	September 30, 2011
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$909,911	$816,002
Available-for-sale securities, including encumbered securities of $978,248 and $965,927, at fair value	3,548,076	3,255,144
Held-to-maturity securities, including encumbered securities of $41,431 and $45,086, at amortized cost	42,226	47,036
Loans receivable, net	7,810,075	7,935,877
Covered loans, net	347,469	382,183
Interest receivable	53,974	52,332
Premises and equipment, net	174,026	166,593
Real estate held for sale	157,882	159,829
Covered real estate held for sale	48,534	56,383
FDIC indemnification asset	92,103	101,634
FHLB stock	153,333	151,755
Intangible assets, net	256,952	256,271
Other assets	55,155	59,710
	$13,649,716	$13,440,749
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$2,850,217	$2,662,188
Time deposit accounts	6,025,458	6,003,715
	8,875,675	8,665,903
FHLB advances	1,960,868	1,962,066
Other borrowings	800,000	800,000
Advance payments by borrowers for taxes and insurance	15,142	39,548
Federal and State income taxes	19,423	1,535
Accrued expenses and other liabilities	68,221	65,164
	11,739,329	11,534,216
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 129,887,559 and 129,853,534 shares issued; 107,460,435 and 108,976,410 shares outstanding	129,888	129,854
Paid-in capital	1,583,666	1,582,843
Accumulated other comprehensive income, net of taxes	84,196	85,789
Treasury stock, at cost; 22,427,124 and 20,877,124 shares	(288,976)	(268,665)
Retained earnings	401,613	376,712
	1,910,387	1,906,533
	$13,649,716	$13,440,749
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended December 31,
	2011	2010
	(In thousands, except per share data)
INTEREST INCOME
Loans	$127,480	$137,916
Mortgage-backed securities	26,296	23,694
Investment securities and cash equivalents	2,151	3,980
	155,927	165,590
INTEREST EXPENSE
Customer accounts	23,949	32,734
FHLB advances and other borrowings	28,263	28,122
	52,212	60,856
Net interest income	103,715	104,734
Provision for loan losses	11,209	26,000
Net interest income after provision for loan losses	92,506	78,734
OTHER INCOME
Other	4,645	4,426
	4,645	4,426
OTHER EXPENSE
Compensation and benefits	18,675	17,723
Occupancy	3,931	3,515
FDIC insurance premiums	4,193	5,099
Other	7,565	7,942
	34,364	34,279
Loss on real estate acquired through foreclosure, net	(10,570)	(10,553)
Income before income taxes	52,217	38,328
Income tax provision	18,799	13,798
NET INCOME	$33,418	$24,530

PER SHARE DATA
Basic earnings	$0.31	$0.22
Diluted earnings	0.31	0.22
Cash dividends per share	0.08	0.06
Basic weighted average number of shares outstanding	107,845,011	112,499,175
Diluted weighted average number of shares outstanding, including dilutive stock options	107,894,572	112,502,134
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended
	December 31, 2011	December 31, 2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,418	$24,530
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of fees, discounts, premiums and intangible assets, net	6,890	5,097
Cash received from FDIC under loss share	6,761	14,220
Depreciation	1,875	1,650
Stock option compensation expense	300	300
Provision for loan losses	11,209	26,000
Loss on real estate held for sale, net	19,859	10,553
Increase in accrued interest receivable	(1,391)	(2,750)
Increase in FDIC loss share receivable	(1,356)	(770)
Increase in income taxes payable	18,813	13,796
FHLB stock dividends	170	(2)
Increase in intangible assets	(1,061)	—
Decrease in other assets	4,759	8,376
Increase (decrease) in accrued expenses and other liabilities	2,022	(23,987)
Net cash provided by operating activities	102,268	77,013
CASH FLOWS FROM INVESTING ACTIVITIES
Net principal collections (loan originations)	203,949	251,062
Available-for-sale securities purchased	(581,337)	(572,539)
Principal payments and maturities of available-for-sale securities	276,982	209,768
Available-for-sale securities sold	3,500	—
Principal payments and maturities of held-to-maturity securities	4,845	11,555
Net cash received from acquisition	50,451	—
Proceeds from sales of real estate held for sale	28,801	23,708
Proceeds from sales of covered REO	11,881	1,758
Premises and equipment purchased	(9,308)	(4,371)
Net cash used by investing activities	(10,236)	(79,059)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	73,982	(6,908)
Net decrease in borrowings	(18,873)	(1,470)
Proceeds from exercise of common stock options	2	117
Dividends paid on common stock	(8,517)	(6,791)
Treasury stock purchased, net	(20,311)	(4,561)
Decrease in advance payments by borrowers for taxes and insurance	(24,406)	(24,075)
Net cash provided (used) by financing activities	1,877	(43,688)
Increase (decrease) in cash and cash equivalents	93,909	(45,734)
Cash and cash equivalents at beginning of period	816,002	888,622
Cash and cash equivalents at end of period	$909,911	$842,888

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Quarter Ended
	December 31, 2011	December 31, 2010
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Non-covered real estate acquired through foreclosure	$42,774	$31,528
Covered real estate acquired through foreclosure	5,472	18,445
Cash paid during the period for
Interest	53,776	63,074
Income taxes	—	2
The following summarizes the non-cash activities related to acquisitions
Fair value of assets acquired	$124,726	$—
Fair value of liabilities assumed	(154,500)	—
Net fair value of assets (liabilities)	(29,774)	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

NOTE A – Summary of Significant Accounting Policies
The consolidated unaudited interim financial statements included in this report have been prepared by Washington Federal, Inc. (“Company”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The September 30, 2011 Consolidated Statement of Financial Condition was derived from audited financial statements.
The information included in this Form 10-Q should be read in conjunction with Company’s 2011 Annual Report on Form 10-K (“2011 Form 10-K”) as filed with the SEC. Interim results are not necessarily indicative of results for a full year.
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
Off-Balance-Sheet Credit Exposures – The only material off-balance-sheet credit exposure is loans in process (“LIP”), which had a balance at December 31, 2011, excluding covered loans, of $159,437,000. The Company estimates losses on LIP by including LIP with the related principal balance outstanding and then applying its general reserve methodology to the gross amount.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

Certain reclassifications have been made to the financial statements to conform prior periods to current classifications.

NOTE B - Acquisitions

Charter Bank
Effective October 14, 2011, Washington Federal (the “Bank”) a wholly-owned subsidiary of the Company, acquired six branch locations and the related $254 million in deposits from Charter Bank, headquartered in Albuquerque, New Mexico (“Charter”).

Western National Bank
Effective December 16, 2011, Washington Federal, acquired certain assets and liabilities, including most of the loans and deposits, of Western National Bank, headquartered in Phoenix, Arizona (“WNB”) from the Federal Deposit Insurance Corporation (“FDIC”) in an FDIC assisted transaction. Under the terms of the Purchase and Assumption Agreement, the Bank and the FDIC agreed to an asset discount of $53 million and no loss sharing provision or premium on deposits.

WNB operated three full-service offices in Arizona. The Bank acquired certain assets with a book value of $177 million, including $143 million in loans and $7 million in foreclosed real estate, and selected liabilities with a book value of $153 million, including $136 million in deposits. Pursuant to the purchase and assumption agreement with the FDIC, the Bank received a cash payment from the FDIC for $30 million. As shown in the table below, the $30 million cash payment is the difference between the bid discount of $53 million and the $23 million in book value of net assets acquired.

The acquisition was accounted for under the acquisition method of accounting. The purchased assets and assumed liabilities were recorded at their respective acquisition date estimated fair values. The purchase accounting for acquired assets and liabilities, mainly related to the valuation of the acquired loans, is subject to future adjustment based on the completion of valuations. The amounts currently recognized in the financial statements have been determined provisionally as we are completing a fair value analysis of those assets. Final purchase accounting adjustments will be made in the coming quarter, but at this time the Company does not anticipate recording a significant upfront gain or goodwill asset as a result of this transaction. Loans that were classified as non-performing loans by WNB are no longer classified as non-performing because, at acquisition, the carrying value of these loans was adjusted to reflect fair value. Management believes that the new book value reflects an amount that will ultimately be collected.

The operating results for the period ended December 31, 2011 include the results of the acquired assets and liabilities for the period from December 16, 2011 through December 31, 2011.

The net liabilities acquired are presented in the following table:

	Received from	Fair value	Recorded by
	FDIC	adjustments	WFSL
	(In thousands)
Assets:
Cash and cash equivalents	$20,677	—	$20,677
Available for sale securities	3,500	—	3,500
FHLB & FRB stock	1,744	4	1,748
Loans receivable, net	143,487	(49,080)	94,407
Interest receivable	251	—	251
Property and equipment, net	—	—	—
Real estate held for sale	6,997	(3,058)	3,939
Other assets	79	125	204
Total Assets	176,735	(52,009)	124,726

Liabilities:
Customer accounts	135,790	—	135,790
FHLB advances	17,666	9	17,675
Other liabilities	40	995	1,035
Total Liabilities	153,496	1,004	154,500

Net assets (liabilities) acquired	$23,239	$(53,013)	$(29,774)

Aggregate fair value adjustments		$(53,013)

Net liabilities acquired			$(29,774)
Cash received from the FDIC			29,774
Gain on acquisition of WNB			$—

NOTE C – Dividends
On January 13, 2012, the Company paid its 116th consecutive quarterly cash dividend on common stock. Dividends per share were $.08 and $.06 for the quarters ended December 31, 2011 and 2010, respectively.

NOTE D – Comprehensive Income
The Company’s comprehensive income includes all items which comprise net income plus the unrealized gains (losses) on available-for-sale securities. Total comprehensive income for the quarters ended December 31, 2011 and December 31, 2010 totaled $31,825,000 and $8,013,000 respectively. The difference between the Company’s net income and total comprehensive income for the quarter ended December 31, 2011 was as follows:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

(In thousands)
Comprehensive income:
Net income	$33,418
Other comprehensive income, net of tax of:
Unrealized loss on securities	(1,593)
Reclassification adjustment	—
Total comprehensive income	$31,825

NOTE E – Loans Receivable (excluding Covered Loans)

	December 31, 2011		September 30, 2011
	(In thousands)
Single-family residential	$6,082,490	74.1%	$6,218,878	74.7%
Construction - speculative	130,120	1.6	140,459	1.9
Construction - custom	271,227	3.3	279,851	2.9
Land - acquisition & development	175,965	2.1	200,692	3.5
Land - consumer lot loans	154,874	1.9	163,146	2.1
Multi-family	689,149	8.4	700,673	7.9
Commercial real estate	415,394	5.1	303,442	3.6
Commercial & industrial	93,792	1.1	109,332	1.0
HELOC	132,089	1.6	115,092	1.3
Consumer	63,243	0.8	67,509	1.1
	8,208,343	100%	8,299,074	100%
Less:
Allowance for probable losses	154,540		157,160
Loans in process	159,437		170,229
Discount on acquired loans	48,929		—
Deferred net origination fees	35,362		35,808
	398,268		363,197
	$7,810,075		$7,935,877

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

The following table sets forth information regarding non-accrual loans held by the Company as of the dates indicated:

	December 31, 2011		September 30, 2011
	(In thousands)
Non-accrual loans:
Single-family residential	$121,218	65.2%	$126,624	60.3%
Construction - speculative	9,076	4.9	15,383	7.3
Construction - custom	635	0.3	635	0.3
Land - acquisition & development	35,149	18.9	37,339	17.7
Land - consumer lot loans	6,851	3.7	8,843	4.2
Multi-family	7,028	3.8	7,664	3.6
Commercial real estate	4,774	2.6	11,380	5.4
Commercial & industrial	8	—	1,679	0.8
HELOC	611	0.3	481	0.2
Consumer	433	0.2	437	0.2
Total non-accrual loans	$185,783	100%	$210,465	100%
The following tables provide an analysis of the age of loans in past due status as of December 31, 2011 and September 30, 2011, respectively.

December 31, 2011	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Single-Family Residential	$6,080,964	$5,888,376	$49,092	$22,689	$120,807	$192,588	3.17%
Construction - Speculative	104,654	98,502	2,161	210	3,781	6,152	5.88%
Construction - Custom	160,717	159,557	525	—	635	1,160	0.72%
Land - Acquisition & Development	169,752	143,179	141	450	25,982	26,573	15.65%
Land - Consumer Lot Loans	154,874	145,606	1,229	1,188	6,851	9,268	5.98%
Multi-Family	675,772	667,102	471	1,461	6,738	8,670	1.28%
Commercial Real Estate	413,343	408,760	2,073	—	2,510	4,583	1.11%
Commercial & Industrial	93,498	93,448	42	—	8	50	0.05%
HELOC	132,089	131,275	70	133	611	814	0.62%
Consumer	63,243	60,985	1,022	803	433	2,258	3.57%
	$8,048,906	$7,796,790	$56,826	$26,934	$168,356	$252,116	3.13%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

September 30, 2011	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Single-Family Residential	$6,217,670	$6,015,464	$54,140	$21,985	$126,082	$202,207	3.25%
Construction - Speculative	115,409	106,843	330	—	8,236	8,566	7.42%
Construction - Custom	147,764	147,129	—	—	635	635	0.43%
Land - Acquisition & Development	193,613	159,357	679	—	33,577	34,256	17.69%
Land - Consumer Lot Loans	163,146	151,849	1,163	1,291	8,843	11,297	6.92%
Multi-Family	699,340	690,765	—	1,202	7,373	8,575	1.23%
Commercial Real Estate	300,307	292,015	1,016	—	7,276	8,292	2.76%
Commercial & Industrial	108,995	106,708	55	553	1,679	2,287	2.10%
HELOC	115,092	114,059	452	100	481	1,033	0.90%
Consumer	67,509	65,434	1,191	446	437	2,074	3.07%
	$8,128,845	$7,849,623	$59,026	$25,577	$194,619	$279,222	3.43%

Most loans restructured in troubled debt restructurings ("TDRs") are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The concession for these loans is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of December 31, 2011, single-family residential loans comprised 80.3% of TDRs.

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

The following table provides information related to loans that were restructured during the periods indicated:

	Quarter Ended December 31,
	2011			2010
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-Family Residential	700	183,492	183,492	379	101,137	101,137
Construction - Speculative	24	6,409	6,409	3	1,328	1,328
Construction - Custom	1	1,196	1,196	—	—	—
Land - Acquisition & Development	25	8,524	8,524	3	5,943	5,943
Land - Consumer Lot Loans	65	9,017	9,017	28	3,715	3,715
Multi-Family	5	3,161	3,161	11	19,883	19,883
Commercial Real Estate	1	308	308	2	1,480	1,480
Commercial & Industrial	1	5	5	1	918	918
HELOC	3	185	185	1	78	78
Consumer	—	—	—	—	—	—
	825	212,297	212,297	428	134,482	134,482

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

The following table provides information on restructured loans for which a payment default occurred during the periods indicated and that had been modified as a TDR within 12 months or less of the payment default:

Quarter Ended December 31,
	2011		2010
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
		(In thousands)		(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Single-Family Residential	36	8,413	—	—
Construction - Speculative	—	—	—	—
Construction - Custom	—	—	—	—
Land - Acquisition & Development	—	—	—	—
Land - Consumer Lot Loans	3	653	—	—
Multi-Family	—	—	—	—
Commercial Real Estate	—	—	—	—
Commercial & Industrial	—	—	—	—
HELOC	—	—	—	—
Consumer	—	—	—	—
	39	9,066	—	—

NOTE F – Allowance for Losses on Loans
The Company has an asset quality review function that analyzes its loan portfolios and reports the results of the review to the Board of Directors on a quarterly basis. The single-family residential, HELOC and consumer portfolios are evaluated based on their performance as a pool of loans, since no single loan is individually significant or judged by its risk rating, size or potential risk of loss. The construction, land, multi-family, commercial real estate and commercial and industrial loans are risk rated on a loan by loan basis to determine the relative risk inherent in specific borrowers or loans. Based on that risk rating, the loans are assigned a grade and classified as follows:

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
QUARTERS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

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

The following table summarizes the activity in the allowance for loan losses for the quarter ended December 31, 2011 and fiscal year ended September 30, 2011:

Quarter Ended December 31, 2011	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$83,307	$(13,088)	$1,759	$12,815	$84,793
Construction - speculative	13,828	(723)	283	1,252	14,640
Construction - custom	623	—	—	(166)	457
Land - acquisition & development	32,719	(2,364)	233	(1,499)	29,089
Land - consumer lot loans	5,520	(671)	—	3,434	8,283
Multi-family	7,623	(1,287)	208	(1)	6,543
Commercial real estate	4,331	—	—	(1,592)	2,739
Commercial & industrial	5,099	(10)	2,201	(2,869)	4,421
HELOC	1,139	—	52	(219)	972
Consumer	2,971	(734)	312	54	2,603
	$157,160	$(18,877)	$5,048	$11,209	$154,540

Fiscal Year Ended September 30, 2011	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$47,160	$(38,465)	$3,072	$71,540	$83,307
Construction - speculative	26,346	(13,197)	2,143	(1,464)	13,828
Construction - custom	770	(237)	—	90	623
Land - acquisition & development	61,637	(39,797)	2,271	8,608	32,719
Land - consumer lot loans	4,793	(4,196)	—	4,923	5,520
Multi-family	5,050	(1,950)	71	4,452	7,623
Commercial real estate	3,165	(1,593)	328	2,431	4,331
Commercial & industrial	6,193	(4,733)	1,925	1,714	5,099
HELOC	586	(939)	185	1,307	1,139
Consumer	7,394	(4,602)	1,429	(1,250)	2,971
	$163,094	$(109,709)	$11,424	$92,351	$157,160
The Company recorded an $11,209,000 provision for loan losses during the quarter ended December 31, 2011, while a $26,000,000 provision was recorded for the same quarter one year ago. Non-performing assets (“NPAs”) amounted to $343,665,000, or 2.52%, of total assets at December 31, 2011, compared to $442,699,000, or 3.30%, of total assets one year ago. Covered loans are not classified as non-performing loans because, at acquisition, the carrying value of these loans was adjusted to reflect fair value and are covered under FDIC loss sharing agreements. There was no additional provision for loan losses recorded on covered loans during the quarter ended December 31, 2011. Non-accrual loans decreased from $256,434,000 at December 31, 2010, to $185,783,000 at December 31, 2011, a 27.6% decrease. The Company had net charge-offs of $13,829,000 for the quarter ended December 31, 2011, compared with $29,806,000 of net charge-offs for the same quarter one year ago. A loan is charged-off when the loss is estimable and it is confirmed that the borrower will not be able to meet its contractual obligations. While the percentage of loans 30 days or more delinquent decreased from 3.41% at December 31, 2010, to 3.13% at December 31, 2011, delinquencies

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

in the single-family residential portfolio, the largest portion of the loan portfolio, decreased from 3.33% at December 31, 2010, to 3.17% at December 31, 2011. While these asset quality trends are improving, real estate values remain under pressure in most of the Company's primary markets, thus the Company recorded a smaller provision for loan losses in the current quarter as compared to the same quarter one year ago. $114,552,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $39,988,000 was made up of specific reserves on loans that were deemed to be impaired at December 31, 2011. For the period ending December 31, 2010, $101,347,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $57,941,000 was made up of specific reserves on loans that were deemed to be impaired. The primary reasons for the shift in total allowance allocation from specific reserves to general reserves is due to the Company having already addressed many of the problem loans focused in the speculative construction and land A&D portfolios, combined with an increase in delinquencies and elevated charge-offs in the single-family residential portfolio.
The following tables shows a summary of loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves as of December 31, 2011 and September 30, 2011:

December 31, 2011	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$80,583	$6,053,039	1.3%	$4,210	$29,452	14.3%
Construction - speculative	7,897	89,009	8.9	6,743	41,111	16.4
Construction - custom	457	271,227	0.2	—	—	—
Land - acquisition & development	7,123	47,420	15.0	21,966	128,545	17.1
Land - consumer lot loans	7,029	152,378	4.6	1,254	2,496	50.2
Multi-family	2,363	668,785	0.4	4,180	20,364	20.5
Commercial real estate	1,138	393,736	0.3	1,601	21,658	7.4
Commercial & industrial	4,387	91,359	4.8	34	2,433	1.4
HELOC	972	132,089	0.7	—	—	—
Consumer	2,603	63,243	4.1	—	—	—
	$114,552	$7,962,285	1.4	$39,988	$246,059	16.3
 ___________________

(1)	Excludes covered loans

September 30, 2011	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$77,441	$6,186,322	1.3%	$5,866	$32,556	18.0%
Construction - speculative	6,969	89,986	7.7	6,859	50,473	13.6
Construction - custom	623	279,851	0.2	—	—	—
Land - acquisition & development	10,489	61,277	17.1	22,230	139,415	15.9
Land - consumer lot loans	4,385	160,906	2.7	1,135	2,240	50.7
Multi-family	3,443	679,823	0.5	4,180	20,850	20.0
Commercial real estate	2,730	268,906	1.0	1,601	34,536	4.6
Commercial & industrial	5,058	106,406	4.8	41	2,926	1.4
HELOC	1,139	115,092	1.0	—	—	—
Consumer	2,971	67,509	4.4	—	—	—
	$115,248	$8,016,078	1.4	$41,912	$282,996	14.8

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

(1)	Excludes covered loans
The following tables provide information on loans based on credit quality indicators (defined in Note A) as of December 31, 2011 and September 30, 2011:
Credit Risk Profile by Internally Assigned Grade (excludes covered loans):

December 31, 2011	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Single-family residential	$5,906,370	$—	$176,120	$—	$—	$6,082,490
Construction - speculative	65,880	7,663	56,577	—	—	130,120
Construction - custom	271,227	—	—	—	—	271,227
Land - acquisition & development	41,528	24,028	110,409	—	—	175,965
Land - consumer lot loans	154,228	261	385	—	—	154,874
Multi-family	653,006	6,193	29,950	—	—	689,149
Commercial real estate	377,668	7,276	30,450	—	—	415,394
Commercial & industrial	89,705	1,344	2,362	—	381	93,792
HELOC	132,089	—	—	—	—	132,089
Consumer	62,247	528	468	—	—	63,243
	$7,753,948	$47,293	$406,721	$—	$381	$8,208,343
Total grade as a % of total gross loans	94.5%	0.6%	4.9%	—%	—%

September 30, 2011	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Single-family residential	$6,047,279	$—	$171,599	$—	$—	$6,218,878
Construction - speculative	56,485	21,035	62,939	—	—	140,459
Construction - custom	279,851	—	—	—	—	279,851
Land - acquisition & development	44,888	44,840	110,964	—	—	200,692
Land - consumer lot loans	162,670	—	476	—	—	163,146
Multi-family	663,582	4,629	32,462	—	—	700,673
Commercial real estate	264,083	4,125	35,234	—	—	303,442
Commercial & industrial	104,171	1,128	1,407	2,245	381	109,332
HELOC	115,092	—	—	—	—	115,092
Consumer	66,512	528	469	—	—	67,509
	$7,804,613	$76,285	$415,550	$2,245	$381	$8,299,074
Total grade as a % of total gross loans	94.1%	0.9%	5.0%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

Credit Risk Profile Based on Payment Activity (excludes covered loans):

December 31, 2011	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,961,272	98.0%	$121,218	2.0%
Construction - speculative	121,044	93.0	9,076	7.0
Construction - custom	270,592	99.8	635	0.2
Land - acquisition & development	140,816	80.0	35,149	20.0
Land - consumer lot loans	148,023	95.6	6,851	4.4
Multi-family	682,121	99.0	7,028	1.0
Commercial real estate	410,620	98.9	4,774	1.1
Commercial & industrial	93,784	100.0	8	—
HELOC	131,478	99.5	611	0.5
Consumer	62,810	99.3	433	0.7
	$8,022,560	97.7	$185,783	2.3

September 30, 2011	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$6,092,254	98.0%	$126,624	2.0%
Construction - speculative	125,076	89.0	15,383	11.0
Construction - custom	279,216	99.8	635	0.2
Land - acquisition & development	163,353	81.4	37,339	18.6
Land - consumer lot loans	154,303	94.6	8,843	5.4
Multi-family	693,009	98.9	7,664	1.1
Commercial real estate	292,062	96.2	11,380	3.8
Commercial & industrial	107,653	98.5	1,679	1.5
HELOC	114,611	99.6	481	0.4
Consumer	67,072	99.4	437	0.6
	$8,088,609	97.5%	$210,465	2.5%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

The following table provides information on impaired loans based on loan types as of December 31, 2011 and September 30, 2011:

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment for Quarter Ended December 31, 2011
	(In thousands)
With no related allowance recorded:
Single-family residential	$630	$744	$—		$648
Construction - speculative	1,047	1,461	—		958
Construction - custom	—	—	—		—
Land - acquisition & development	22,046	50,712	—		21,568
Land - consumer lot loans	—	—	—		—
Multi-family	4,978	5,653	—		5,315
Commercial real estate	1,550	2,051	—		1,095
Commercial & industrial	13	22	—		6
HELOC	—	—	—		—
Consumer	—	—	—		—
	30,264	60,643	—		29,590
With an allowance recorded:
Single-family residential	352,599	352,599	30,185		338,996
Construction - speculative	30,687	30,687	6,743		30,578
Construction - custom	—	—	—		—
Land - acquisition & development	47,663	48,540	21,966		47,789
Land - consumer lot loans	351	351	1,254		351
Multi-family	13,260	13,260	4,180		13,274
Commercial real estate	6,409	6,409	1,601		6,419
Commercial & industrial	34	34	34		37
HELOC	—	—	—		—
Consumer	—	—	—		—
	451,003	451,880	65,963	(1)	437,444
Total:
Single-family residential	353,229	353,343	30,185		339,644
Construction - speculative	31,734	32,148	6,743		31,536
Construction - custom	—	—	—		—
Land - acquisition & development	69,709	99,252	21,966		69,357
Land - consumer lot loans	351	351	1,254		351
Multi-family	18,238	18,913	4,180		18,589
Commercial real estate	7,959	8,460	1,601		7,514
Commercial & industrial	47	$56	34		43
HELOC	—	—	—		—
Consumer	—	—	—		—
	$481,267	$512,523	$65,963	(1)	$467,034
____________________
(1)Includes $39,988,000 of specific reserves and $25,975,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment for Quarter Ended December 31, 2010
	(In thousands)
With no related allowance recorded:
Single-family residential	$5,597	$9,575	$—		$—
Construction - speculative	8,286	11,026	—		25,722
Construction - custom	—	—	—		—
Land - acquisition & development	22,436	50,970	—		37,685
Land - consumer lot loans	—	—	—		—
Multi-family	3,233	4,508	—		5,627
Commercial real estate	3,462	3,963	—		8,444
Commercial & industrial	—	—	—		1,911
HELOC	—	—	—		—
Consumer	—	—	—		—
	43,014	80,042	—		79,389
With an allowance recorded:
Single-family residential	331,546	331,546	29,378		218,831
Construction - speculative	29,255	29,255	6,859		50,691
Construction - custom	—	—	—		—
Land - acquisition & development	49,036	49,912	22,230		100,163
Land - consumer lot loans	352	352	1,135		—
Multi-family	17,149	17,149	4,180		11,348
Commercial real estate	6,429	6,429	1,601		2,409
Commercial & industrial	41	41	41		120
HELOC	—	—	—		—
Consumer	—	—	—		—
	433,808	434,684	65,424	(1)	383,562
Total:
Single-family residential	337,143	341,121	29,378		218,831
Construction - speculative	37,541	40,281	6,859		76,413
Construction - custom	—	—	—		—
Land - acquisition & development	71,472	100,882	22,230		137,848
Land - consumer lot loans	352	352	1,135		—
Multi-family	20,382	21,657	4,180		16,975
Commercial real estate	9,891	10,392	1,601		10,853
Commercial & industrial	41	41	41		2,031
HELOC	—	—	—		—
Consumer	—	—	—		—
	$476,822	$514,726	$65,424	(1)	$462,951

(1)	Includes $41,912,000 of specific reserves and $23,512,000 included in the general reserves.

NOTE G – New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU")

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

2011-11, Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with current U.S. GAAP or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current U.S. GAAP. The guidance in this ASU is effective for the first interim or annual period beginning on or after January 1, 2013 and should be applied retrospectively. This new guidance is not expected to have a material impact on the Company's consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Under the amendments in ASU 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. In addition, the amendments in ASU 2011-05 require that reclassification adjustments be presented in interim financial periods. The amendments in ASU 2011-12 supersede and defer changes to those paragraphs in ASU 2011-05 that pertain to how, when and where reclassification adjustments are presented while the FASB redeliberates the presentation of reclassification adjustments. All other requirements of ASU 2011-05 are not affected by ASU 2011-12.

NOTE H – Fair Value Measurements
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

The following table presents the balance of assets measured at fair value on a recurring basis at December 31, 2011:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
Equity securities	$—	$—	$—	$—
Obligations of U.S. government	—	151,225	—	151,225
Obligations of states and political subdivisions	—	23,710	—	23,710
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	29,371	—	29,371
Mortgage-backed securities			—
Agency pass-through certificates	—	3,343,770	—	3,343,770
Other debt securities	—	—	—	—
Balance at end of period	$—	$3,548,076	$—	$3,548,076
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the quarter ended December 31, 2011.
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
The following table presents the aggregated balance of assets measured at estimated fair value on a nonrecurring basis through the quarter ended December 31, 2011, and the total losses resulting from those fair value adjustments for the quarter ended December 31, 2011. The following estimated fair values are shown gross of estimated selling costs:

	Through December 31, 2011				Quarter Ended December 31, 2011
	Level 1	Level 2	Level 3	Total	Total Losses
	(In thousands)
Impaired loans (1)	$—	$—	$13,680	$13,680	$1,001
Covered REO (2)	—	—	15,582	15,582	701
Real estate held for sale (2)	—	—	58,986	58,986	20,964
Balance at end of period	$—	$—	$88,248	$88,248	$22,666
 ___________________

(1)	The losses represents remeasurements of collateral dependent loans.

(2)	The losses represents aggregate writedowns and charge-offs on real estate held for sale.
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2011.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

	December 31, 2011		September 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets
Cash and cash equivalents	$909,911	$909,911	$816,002	$816,002
Available-for-sale securities
Equity securities	—	—	—	—
Obligations of U.S. government	151,225	151,225	190,527	190,527
Obligations of states and political subdivisions	23,710	23,710	23,568	23,568
Obligations of foreign governments	—	—	—	—
Corporate debt securities	29,371	29,371	29,959	29,959
Mortgage-backed securities
Agency pass-through certificates	3,343,770	3,343,770	3,011,090	3,011,090
Other debt securities	—	—	—	—
Total available-for-sale securities	3,548,076	3,548,076	3,255,144	3,255,144
Held-to-maturity securities
Equity securities	—	—	—	—
Obligations of U.S. government	—	—	—	—
Obligations of states and political subdivisions	795	834	1,950	2,023
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	—	—	—
Mortgage-backed securities
Agency pass-through certificates	41,431	44,651	45,086	48,593
Other debt securities	—	—	—	—
Total held-to-maturity securities	42,226	45,485	47,036	50,616
Loans receivable	7,810,075	8,400,463	7,935,877	8,479,307
Covered loans	347,469	341,853	382,183	375,027
FDIC indemnification asset	92,103	90,201	98,871	101,751
FHLB stock	153,333	153,333	151,755	151,755
Financial liabilities
Customer accounts	8,875,675	8,760,540	8,665,903	8,557,357
FHLB advances and other borrowings	2,760,868	3,116,631	2,762,066	3,038,127
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
QUARTERS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

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
FDIC indemnification asset – The fair value of the indemnification asset is estimated by discounting the expected future cash flows using the current rates.
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
The following is a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities:

	December 31, 2011
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$500	$30	$—	$530	4.00%
1 to 5 years	—	—	—	—	—
5 to 10 years	9,300	4,324	—	13,624	10.38
Over 10 years	136,460	611	—	137,071	2.16
Corporate bonds due
5 to 10 years	30,000	308	(937)	29,371	4.00
Municipal bonds due
Over 10 years	20,456	3,254	—	23,710	6.45
Mortgage-backed securities
Agency pass-through certificates	3,218,244	125,914	(388)	3,343,770	4.62
	3,414,960	134,441	(1,325)	3,548,076	4.54
Held-to-maturity securities
Tax-exempt municipal bonds due
1 to 5 years	—	—	—	—	—
5 to 10 years	795	39	—	834	5.58
Over 10 years	—	—	—	—	—
U.S. government and agency securities due
1 to 5 years	—	—	—	—	—
Mortgage-backed securities
Agency pass-through certificates	41,431	3,220	—	44,651	5.31
	42,226	3,259	—	45,485	5.32
	$3,457,186	$137,700	$(1,325)	$3,593,561	4.55%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

	September 30, 2011
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$500	$34	$—	$534	4.00%
1 to 5 years	—	—	—	—	—
5 to 10 years	9,300	4,547	—	13,847	10.38
Over 10 years	175,515	631	—	176,146	2.57
Corporate bonds due
5 to 10 years	30,000	284	(325)	29,959	4.00
Municipal bonds due
Over 10 years	20,461	3,107	—	23,568	6.45
Mortgage-backed securities
Agency pass-through certificates	2,883,734	127,356	—	3,011,090	4.72
	3,119,510	135,959	(325)	3,255,144	4.62
Held-to-maturity securities
Tax-exempt municipal bonds due
1 to 5 years	405	5	—	410	6.52
5 to 10 years	1,545	68	—	1,613	5.60
Over 10 years	—	—	—	—	—
U.S. government and agency securities due
1 to 5 years	—	—	—	—	—
Mortgage-backed securities
Agency pass-through certificates	45,086	3,507	—	48,593	5.31
	47,036	3,580	—	50,616	5.33
	$3,166,546	$139,539	$(325)	$3,305,760	4.63%
During the period ending December 31, 2011, $3,500,000 of available-for-sale securities were sold, resulting in a gain of $0. $0 of available-for-sale securities were sold during the period ending December 31, 2010, resulting in a gain of $0.
Substantially all mortgage-backed securities have contractual due dates that exceed 10 years.
The following table shows the unrealized gross losses and fair value of securities at December 31, 2011, by length of time that individual securities in each category have been in a continuous loss position. Management believes that the declines in fair value of these investments are not an other than temporary impairment.

	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value

Corporate bonds due	$—	$—	$(937)	$9,063	$(937)	$9,063
Agency pass-through certificates	(388)	66,664	—	—	(388)	66,664
	(388)	$66,664	$(937)	$9,063	(1,325)	$75,727

NOTE I – Covered Assets
Covered assets represent loans and real estate held for sale acquired from the FDIC that are subject to loss sharing agreements

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

and were $396,003,000 as of December 31, 2011, versus $438,566,000 as of September 30, 2011.
Changes in the carrying amount and accretable yield for acquired impaired and non-impaired loans were as follows:

December 31, 2011	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$37,072	$116,061	$30,370	$269,888
Accretion	(5,351)	5,351	(2,684)	2,684
Transfers to REO		(5,472)	—
Payments received, net		(15,845)	—	(25,198)
Balance at end of period	$31,721	$100,095	$27,686	$247,374

September 30, 2011	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$27,019	$190,530	$39,813	$343,944
Reclassification from nonaccretable balance, net	24,025	—	—	—
Accretion	(13,972)	13,972	(9,443)	9,443
Transfers to REO	—	(54,638)	—	—
Payments received, net	—	(33,803)	—	(83,499)
Balance at end of period	$37,072	$116,061	$30,370	$269,888

At December 31, 2011, none of the acquired impaired or non-impaired loans were classified as non-performing assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans. The allowance for credit losses related to the acquired loans resulted from decreased expectations of future cash flows due to increased credit losses for certain acquired loan pools.
The outstanding principal balance of acquired loans was $454,391,000 and $495,358,000 as of December 31, 2011 and September 30, 2011, respectively. The discount balance related to the acquired loans was $103,156,000 and $109,409,000 as of December 31, 2011 and September 30, 2011, respectively.
The following table shows the year to date activity for the FDIC indemnification asset:

	December 31, 2011	September 30, 2011
	(In thousands)
Balance at beginning of period	$101,634	$131,128
Additions	1,356	10,470
Payments received	(6,761)	(32,828)
Amortization	(4,723)	(10,239)
Accretion	597	3,103
Balance at end of period	$92,103	$101,634

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

The following tables provide information on covered loans based on credit quality indicators (defined in Note A) as of December 31, 2011 and September 30, 2011:
Credit Risk Profile by Internally Assigned Grade:

December 31, 2011	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Purchased non-credit impaired loans:
Single-family residential	$42,610	$—	$586	$—	$—	$43,196
Construction - speculative	725	—	—	—	—	725
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	8,050	5,402	1,177	—	—	14,629
Land - consumer lot loans	523	—	—	—	—	523
Multi-family	30,317	313	2,454	—	—	33,084
Commercial real estate	104,144	1,139	29,719	—	—	135,002
Commercial & industrial	8,347	4,601	3,948	444	—	17,340
HELOC	21,595	—	—	—	—	21,595
Consumer	1,061	—	—	—	—	1,061
	217,372	11,455	37,884	444	—	267,155
Total grade as a % of total net loans	81.4%	4.3%	14.2%	0.2%	—%

Purchased credit impaired loans:
Pool 1 - Construction and land A&D	9,989	2,723	50,717	—	—	63,429
Pool 2 - Single-family residential	3,579	—	4,025	—	—	7,604
Pool 3 - Multi-family	—	3,066	234	—	—	3,300
Pool 4 - HELOC & other consumer	2,603	—	4,415	—	—	7,018
Pool 5 - Commercial real estate	415	30,416	47,723	—	—	78,554
Pool 6 - Commercial & industrial	2,866	2,590	21,268	560	47	27,331
	$19,452	$38,795	$128,382	$560	$47	187,236
					Total covered loans	454,391
					Discount	(103,156)
					Allowance	(3,766)
					Covered loans, net	$347,469

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

September 30, 2011	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Purchased non-credit impaired loans:
Single-family residential	$45,619	$—	$595	$—	$—	$46,214
Construction - speculative	1,315	—	—	—	—	1,315
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	8,383	6,315	360	—	—	15,058
Land - consumer lot loans	543	—	111	—	—	654
Multi-family	32,448	—	2,458	—	—	34,906
Commercial real estate	118,124	1,361	28,979	—	—	148,464
Commercial & industrial	13,717	4,481	4,239	444	—	22,881
HELOC	21,730	—	—	—	—	21,730
Consumer	1,199	—	—	—	—	1,199
	243,078	12,157	36,742	444	—	292,421
Total grade as a % of total net loans	83.1%	4.2%	12.6%	0.2%	—%

Purchased credit impaired loans:
Pool 1 - Construction and land A&D	9,982	2,980	54,682	—	—	67,644
Pool 2 - Single-family residential	3,667	—	8,263	—	—	11,930
Pool 3 - Multi-family	—	—	3,324	—	—	3,324
Pool 4 - HELOC & other consumer	3,544	—	5,411	—	—	8,955
Pool 5 - Commercial real estate	418	30,579	48,069	—	—	79,066
Pool 6 - Commercial & industrial	2,859	2,725	25,662	772	—	32,018
	$20,470	$36,284	$145,411	$772	$—	202,937
					Total covered loans	495,358
					Discount	(109,409)
					Allowance	(3,766)
					Covered loans, net	$382,183

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

The following tables provide an analysis of the age of purchased non-credit impaired loans in past due status for the periods ended December 31, 2011 and September 30, 2011:

December 31, 2011	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
Single-Family Residential	$43,196	$40,188	$934	$—	$2,074	$3,008	6.96%
Construction - Speculative	725	725	—	—	—	—	NM
Construction - Custom	—	—	—	—	—	—	NM
Land - Acquisition & Development	14,629	13,002	399	—	1,228	1,627	11.12
Land - Consumer Lot Loans	523	507	16	—	—	16	3.06
Multi-Family	33,084	31,576	—	—	1,508	1,508	4.56
Commercial Real Estate	135,002	131,871	205	1,680	1,246	3,131	2.32
Commercial & Industrial	17,340	12,671	3,723	207	739	4,669	26.93
HELOC	21,595	20,200	948	150	297	1,395	6.46
Consumer	1,061	1,007	49	4	1	54	5.09
	$267,155	$251,747	$6,274	$2,041	$7,093	$15,408	5.77%

September 30, 2011	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
Single-Family Residential	$46,214	$43,445	$1,034	$30	$1,705	$2,769	5.99%
Construction - Speculative	1,315	1,315	—	—	—	—	NM
Construction - Custom	—	—	—	—	—	—	NM
Land - Acquisition & Development	15,058	13,344	487	—	1,227	1,714	11.38
Land - Consumer Lot Loans	654	527	16	—	111	127	19.42
Multi-Family	34,906	33,398	—	—	1,508	1,508	4.32
Commercial Real Estate	148,464	142,060	1,527	—	4,877	6,404	4.31
Commercial & Industrial	22,881	18,049	3,606	703	523	4,832	21.12
HELOC	21,730	20,339	731	391	269	1,391	6.40
Consumer	1,199	1,123	31	8	37	76	6.34
	$292,421	$273,600	$7,432	$1,132	$10,257	$18,821	6.44%

NM - not meaningful

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
At December 31, 2011, the Company had approximately $2.5 billion more liabilities subject to repricing in the next year than assets, which amounted to a negative one-year maturity gap of 18.1% of total assets. This is an increase from the 16.5% negative gap as of September 30, 2011.
The potential impact of rising interest rates on net income for one year has also been estimated using the new model. In the event of an immediate and parallel increase of 200 basis points in interest rates, we would expect net interest income to decrease by 3.4%. In the event of a gradual increase from current rates by 200 basis points over a twelve-month period, we would expect a decrease in net interest income of .7%.
This analysis assumes zero balance sheet growth and constant percentage composition of assets and liabilities. It also assumes that loan and deposit prices respond in full to the increase in market rates. Actual results will differ from the assumptions used in this model, as Management monitors and adjusts loan and deposit pricing and the size and composition of the balance sheet to respond to changing interest rates.
The net portfolio value (“NPV”) is the difference between the present value of interest-bearing assets and the present value of expected cash flows from interest-earning liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates is another measure of interest rate risk. This approach provides a longer term view of interest rate risk as it incorporates all future expected cash flows. In the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $599 million and the NPV to total assets ratio to decline to 10.87%. As of September 30, 2011 the estimated decrease in NPV in the event of a 200 basis point increase in rates was estimated to decline by $619 million and the NPV to total assets ratio to decline to 11.04%. This increase in NPV sensitivity is primarily due to faster prepayment estimates.
The interest rate spread decreased to 3.11% at December 31, 2011 from 3.13% at September 30, 2011. The spread decreased due to a continued declining average rate on earning assets. As of December 31, 2011, the weighted average rate on earning assets

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

decreased by 12 basis points compared to September 30, 2011, while the weighted average rates on customer deposit accounts and borrowings decreased by 10 basis points over the same period.
As of December 31, 2011, the Company had increased total assets by $208,967,000 from $13,440,749,000 at September 30, 2011. For the quarter ended December 31, 2011, compared to September 30, 2011, loans (both non-covered and covered) decreased $160,516,000, or 1.9%. To help offset the reduced income from loans, investment securities increased $288,122,000, or 8.7%. Cash and cash equivalents of $909,911,000 and stockholders’ equity of $1,910,387,000 provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s net worth at December 31, 2011 was $1,910,387,000, or 14.00%, of total assets. This was an increase of $3,854,000 from September 30, 2011 when net worth was $1,906,533,000, or 14.18%, of total assets. The Company’s net worth was impacted in the quarter by net income of $33,418,000, the payment of $8,517,000 in cash dividends, treasury stock purchases that totaled $20,311,000, as well as a decrease in other comprehensive income of $1,593,000.
Management believes this strong net worth position will help the Company manage its interest rate risk and provide the capital support needed for controlled growth in a regulated environment. To be categorized as well capitalized, Washington Federal must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

	Actual		Capital Adequacy Guidelines		Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(In thousands)
December 31, 2011
Total capital to risk-weighted assets	$1,632,494	24.96%	$523,295	8.00%	$654,119	10.00%
Tier I capital to risk-weighted assets	1,549,770	23.69%	N/A	N/A	392,471	6.00%
Core capital to adjusted tangible assets	1,549,770	11.73%	N/A	N/A	660,757	5.00%
Core capital to total assets	1,549,770	11.73%	528,606	4.00%	N/A	N/A
Tangible capital to tangible assets	1,549,770	11.73%	528,606	4.00%	N/A	N/A

September 30, 2011
Total capital to risk-weighted assets	1,624,817	24.68%	526,765	8.00%	658,456	10.00%
Tier I capital to risk-weighted assets	1,543,438	23.44%	N/A	N/A	395,074	6.00%
Core capital to adjusted tangible assets	1,543,438	11.82%	N/A	N/A	62,672	5.00%
Core capital to total assets	1,543,438	11.82%	391,603	3.00%	N/A	N/A
Tangible capital to tangible assets	1,543,438	11.82%	195,802	1.50%	N/A	N/A
CHANGES IN FINANCIAL CONDITION
Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $292,932,000, or 9.0%, during the three months ended December 31, 2011, which included the purchase of $581,337,000 of available-for-sale securities. There were $3,500,000 of available-for-sale securities sold during the quarter ended December 31, 2011, resulting in no gain or loss. During the same period, there were no purchases or sales of held-to-maturity securities. As of December 31, 2011, the Company had net unrealized gains on available-for-sale securities of $84,196,000, net of tax, which were recorded as part of stockholders’ equity. The Company increased its available-for-sale investment portfolio to partially replace some of the lost interest income on maturing and prepaying loans and mortgage-backed securities.
Loans receivable: During the quarter ended December 31, 2011, the balance of loans receivable decreased 1.6% to $7,810,075,000

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

compared to $7,935,877,000 at September 30, 2011. This decrease is consistent with management’s strategy to reduce the Company’s exposure to land and construction loans and not aggressively compete for 30 year fixed-rate mortgages at current market rates. Additionally, during the year to date period, $42,774,000 of loans were transferred to REO. If the current low rates on 30 year fixed-rate mortgages persist, management will consider continuing to shrink the Company's loan portfolio. The following table shows the loan portfolio by category for the last three quarters.

Loan Portfolio by Category *	June 30, 2011		September 30, 2011		December 31, 2011
	(In thousands)
Single-family residential	$6,281,072	74.8%	$6,218,878	74.9%	$6,082,490	74.1%
Construction - speculative	143,964	1.7	140,459	1.7	130,120	1.6
Construction - custom	270,894	3.2	279,851	3.4	271,227	3.3
Land - acquisition & development	230,901	2.8	200,692	2.4	175,965	2.1
Land - consumer lot loans	169,714	2.0	163,146	2.0	154,874	1.9
Multi-family	717,107	8.6	700,673	8.4	689,149	8.4
Commercial real estate	303,023	3.6	303,442	3.7	415,394	5.1
Commercial & industrial	82,091	1.0	109,332	1.3	93,792	1.1
HELOC	114,676	1.4	115,092	1.4	132,089	1.6
Consumer	73,061	0.9	67,509	0.8	63,243	0.8
	8,386,503	100%	8,299,074	100%	8,208,343	100%
Less:
Allowance for probable losses	161,099		157,160		154,540
Loans in process	164,747		170,229		159,437
Discount on acquired loans	—		—		48,929
Deferred net origination fees	37,047		35,808		35,362
	362,893		363,197		398,268
	$8,023,610		$7,935,877		$7,810,075
 ____________________
* Excludes covered loans
Covered loans: As of December 31, 2011, covered loans had decreased 9.1%, or $34,714,000, to $347,469,000, compared to September 30, 2011, due to continued paydowns and transfers of the properties into covered real estate owned.
Non-performing assets: Non-performing assets, which excludes covered assets acquired in FDIC-assisted transactions, decreased during the quarter ended December 31, 2011 to $343,665,000 from $370,294,000 at September 30, 2011, a 7.2% decrease. The continued elevated level of NPAs is a result of the significant decline in housing values in the western United States and the national recession over the last three years. Non-performing assets as a percentage of total assets was 2.52% at December 31, 2011 compared to 2.76% at September 30, 2011. This level of NPAs remains significantly higher than the 0.88% average in the Company’s 28+ year history as a public company. The Company anticipates NPAs will continue to be elevated in the future until the residential real estate market stabilizes and values recover.
The following table sets forth information regarding restructured and non-accrual loans and REO held by the Company at the dates indicated.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2011		September 30, 2011
	(In thousands)
Restructured loans:
Single-family residential	$322,669	80.3%	$309,372	82.0%
Construction - speculative	18,782	4.7	15,481	4.1
Construction - custom	1,196	0.3	—	—
Land - acquisition & development	23,299	5.8	18,033	4.8
Land - consumer lot loans	14,411	3.6	13,124	3.5
Multi - family	18,635	4.6	19,046	5.0
Commercial real estate	1,729	0.4	1,435	0.4
Commercial & industrial	804	0.2	828	0.2
HELOC	263	0.1	177	—
Consumer	—	—	—	—
Total restructured loans (1)	401,788	100%	377,496	100%
Non-accrual loans:
Single-family residential	121,218	65.3%	126,624	60.3%
Construction - speculative	9,076	4.9	15,383	7.3
Construction - custom	635	0.3	635	0.3
Land - acquisition & development	35,149	18.9	37,339	17.7
Land - consumer lot loans	6,851	3.7	8,843	4.2
Multi-family	7,028	3.8	7,664	3.6
Commercial real estate	4,774	2.6	11,380	5.4
Commercial & industrial	8	—	1,679	0.8
HELOC	611	0.3	481	0.2
Consumer	433	0.2	437	0.2
Total non-accrual loans (2)	185,783	100%	210,465	100%
Total REO (3)	126,432		129,175
Total REHI (3)	31,450		30,654
Total non-performing assets	$343,665		$370,294
Total non-performing assets and performing restructured loans as a percentage of total assets	5.46%		5.56%
(1) Restructured loans were as follows:
Performing	$361,551	90.0%	$320,018	84.8%
Non-accrual *	40,237	10.0	57,478	15.2
	$401,788	100%	$377,496	100%

*	Included in "Total non-accrual loans" above

(2)
The Company recognized interest income on nonaccrual loans of approximately $725,000 in the three months ended December 31, 2011. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $2,823,000 for the three months ended December 31, 2011.

In addition to the nonaccrual loans reflected in the above table, at December 31, 2011, the Company had $208,122,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company’s ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 6.99% at December 31, 2011.

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

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Company about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 80.3% of restructured loans as of December 31, 2011. The concession for these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period.
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

	December 31, 2011			September 30, 2011
	Amount	Loans to Total Loans (1)	Coverage Ratio (2)	Amount	Loans to Total Loans (1)	Coverage Ratio (2)
	(In thousands)			(In thousands)
Single-family residential	$84,793	74.1%	1.4%	$83,307	74.9%	1.3%
Construction - speculative	14,640	1.6	11.3	13,828	1.7	9.8
Construction - custom	457	3.3	0.2	623	3.4	0.2
Land - acquisition & development	29,089	2.1	16.5	32,719	2.4	16.3
Land - consumer lot loans	8,283	1.9	5.1	5,520	2.0	40.0
Multi-family	6,543	8.4	0.9	7,623	8.4	1.1
Commercial real estate	2,739	5.1	0.7	4,331	3.7	1.4
Commercial & industrial	4,421	1.1	4.7	5,099	1.3	4.7
HELOC	972	1.6	0.7	1,139	1.4	1.0
Consumer	2,603	0.8	4.1	2,971	0.8	4.4
	$154,540	100%		$157,160	100%
 __________________

(1)	Represents the total amount of the loan category as a % of total gross non-covered loans outstanding.

(2)	Represents the allocated allowance of the loan category as a % of total gross non-covered loans outstanding for the same loan category.
Customer accounts: Customer accounts increased $209,772,000, or 2.42%, to $8,875,675,000 at December 31, 2011 compared with $8,665,903,000 at September 30, 2011. The following table shows the composition of the Company’s customer accounts as of the dates shown:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deposits by Type

	December 31, 2011			September 30, 2011
	(In thousands)
			Wtd. Avg. Rate			Wtd. Avg. Rate
Checking (non-interest)	$266,073	3.0%	—%	$235,146	2.7%	—%
NOW (interest)	584,517	6.6	0.15%	543,907	6.3	0.13%
Savings (passbook/stmt)	273,823	3.1	0.20%	255,396	2.9	0.20%
Money Market	1,725,804	19.4	0.27%	1,627,738	18.8	0.26%
CD’s	6,025,458	67.9	1.41%	6,003,716	69.3	1.55%
Total	$8,875,675	100%	1.03%	$8,665,903	100%	1.14%
FHLB advances and other borrowings: Total borrowings decreased slightly to $2,760,868,000 at December 31, 2011, compared with $2,762,066,000 at September 30, 2011. The Company has a credit line with the FHLB Seattle equal to 50% of total assets, providing a substantial source of liquidity if needed. FHLB advances are collateralized as provided for in the Advances, Pledge and Security Agreement by all FHLB stock owned by the Company, deposits with the FHLB and certain mortgages or deeds of trust securing such properties as provided in the agreements with the FHLB.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Net Income: The quarter ended December 31, 2011, produced net income of $33,418,000 compared to $24,530,000 for the same quarter one year ago. The net income for the quarter ended December 31, 2011 benefited from overall lower credit costs, which included the provision for loan losses and real estate owned expenses. The provision for loan losses amounted to $11,209,000, for the quarter ended December 31, 2011, as compared to $26,000,000 for the three month period one year ago. See related discussion in “Provision for Loan Losses” section below for reasons for the decrease in the provision for loan losses. In addition, losses recognized on real estate acquired through foreclosure was $10,570,000 for the quarter ended December 31, 2011 as compared to $10,553,000 for the three month period one year ago.
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
Rate / Volume Analysis:

	Comparison of Quarters Ended 12/31/11 and 12/31/10
	Volume	Rate	Total
	(In thousands)
Interest income:
Loans and covered loans	$(8,465)	$(1,971)	$(10,436)
Mortgaged-backed securities	7,780	(5,178)	2,602
Investments (1)	(483)	(1,346)	(1,829)
All interest-earning assets	(1,168)	(8,495)	(9,663)
Interest expense:
Customer accounts	(336)	(8,449)	(8,785)
FHLB advances and other borrowings	932	(791)	141
All interest-bearing liabilities	596	(9,240)	(8,644)
Change in net interest income	$(1,764)	$745	$(1,019)
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB stock
Provision for Loan Losses: The Company recorded an $11,209,000 provision for loan losses during the quarter ended December 31, 2011, while a $26,000,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $343,665,000, or 2.52% , of total assets at December 31, 2011, compared to $442,699,000, or 3.30%, of total assets one year ago. Non-accrual loans decreased from $256,434,000 at December 31, 2010, to $185,783,000 at December 31, 2011, a 27.6% decrease. The Company had net charge-offs of $13,829,000 for the quarter ended December 31, 2011, compared with $29,806,000 of net charge-offs for the same quarter one year ago. The decrease in the provision for loan losses is in response to four primary factors: first, the amount of NPA's improved; second, non-accrual loans as a percentage of net loans decreased from 3.15% at December 31, 2010, to 2.38% at December 31, 2011; third, the percentage of loans 30 days or more delinquent decreased from from 3.41% at December 31, 2010, to 3.13% at December 31, 2011; and finally, the Company's exposure in the land A&D and speculative construction portfolios, the source of the majority of losses during this period of the cycle, has decreased from a combined 5% of the gross loan portfolio at December 31, 2010, to 3.7% at December 31, 2011. Management expects the provision to remain at elevated levels until housing values stabilize. Management believes the allowance for loan losses, totaling $154,540,000, is sufficient to absorb estimated losses inherent in the portfolio.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

See Note F for further discussion and analysis of the allowance for loan losses for the quarter ended December 31, 2011.
Other Income: The quarter ended December 31, 2011 produced total other income of $4,645,000 compared to $4,426,000 for the same quarter one year ago, an increase of $219,000.
Other Expense: The quarter ended December 31, 2011, produced total other expense of $34,364,000 compared to $34,279,000 for the same quarter one year ago, a 0.25% increase. Total other expense for the quarters ended December 31, 2011 and 2010 equaled 1.01% and 1.02%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 1,241 and 1,226 at December 31, 2011 and 2010, respectively.
Taxes: Income taxes increased to $18,799,000 for the quarter ended December 31, 2011, as compared to $13,798,000 for the same period one year ago. The effective tax rate for the quarters ended December 31, 2011 and 2010, was 36.00%. The Company expects an effective tax rate of 36.00% going forward.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2011 For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2011 Form 10-K.

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
Financial reform legislation has, among other things, eliminated the Office of Thrift Supervision (“OTS”), tightened capital standards, created a new Consumer Financial Protection Bureau and resulted in new laws and regulations that may increase our costs of operations.
On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). This new law significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. It requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Act may not be known for many months or years.
One change that was particularly significant to the Company and the Bank was the abolition of the OTS, the Bank’s historical federal financial institution regulator. After the OTS was abolished, supervision and regulation of the Company moved to the Board of Governors of the Federal Reserve System (“Federal Reserve”) and supervision and regulation of the Bank moved to the Office of the Comptroller of the Currency (“OCC”). Except as described below, however, the laws and regulations applicable to the Company and the Bank will not generally change – the Home Owners Loan Act and the regulations issued under the Act will generally still apply (although these laws and regulations will be interpreted by the Federal Reserve and the OCC, respectively).
In addition, the Company for the first time is subject to consolidated capital requirements and is required to serve as a source of strength to the Bank. The Bank is subject to the same lending limits as national banks. At this time, we do not anticipate that being subject to any of these provisions will have a material effect on the Company or the Bank.
The Act also broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. This could result in an increase in deposit insurance assessments to be paid by the Bank. The Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts will have unlimited deposit insurance from March 31, 2011 through December 31, 2012. The Federal Reserve also adopted a rule addressing interchange fees applicable to debit card transactions that lowers fee income generated from this source. At this time, we do not anticipate that being subject to any of these provisions will have a material effect on the Company or the Bank.
The Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates for election as directors using a company’s proxy materials. The legislation also directs the federal financial institution regulatory agencies to promulgate rules prohibiting excessive compensation being paid to financial institution executives.
The Act created a new Consumer Financial Protection Bureau to take over responsibility for the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others, with broad rule-making, supervisory and examination authority in this area over institutions that have assets of $10 billion or more, such as the Bank. The Act also narrowed the scope of federal preemption of state laws related to federally chartered institutions.
Many of the provisions of the Act will not become effective until a year or more after its enactment and, if required, the adoption and effectiveness of implementing regulations. In addition, the scope and impact of many of the Act’s provisions will be determined

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART II – Other Information

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

As previously disclosed, the Bank entered into a memorandum of understanding (“MOU”) with the OTS on July 28, 2010.  The MOU and our compliance with it is being monitored by the OCC since the OTS was abolished in July 2011. The MOU does not affect dividend policy or require additional capital, but a finding by the OCC that the Bank failed to comply with the MOU could result in additional regulatory scrutiny, constraints on the Bank's business, or formal enforcement action.  Any of those events could have a material adverse effect on the Bank's future operations, financial condition, growth or other aspects of our business.

The MOU will remain in effect until the OCC, as the successor to the OTS, decides to modify, suspend or terminate it.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2011 to October 31, 2011	1,389,700	$13.14	1,389,700	7,693,814
November 1, 2011 to November 30, 2011	160,300	12.77	160,300	7,533,514
December 1, 2011 to December 31, 2011	—	—	—	7,533,514
Total	1,550,000	$13.10	1,550,000	7,533,514
 ___________________

(1)
The Company's only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 31,956,264 shares have been authorized for repurchase.

Item 3.        Defaults Upon Senior Securities
Not applicable

Item 5.        Other Information
Not applicable

Item 6.        Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer

	31.2	Section 302 Certification by the Chief Financial Officer

	32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

	101	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 7, 2012	/S/ ROY M. WHITEHEAD
ROY M. WHITEHEAD Chairman, President and Chief Executive Officer

February 7, 2012	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL Executive Vice President and Chief Financial Officer