Form 10-Q
period 2012-03-31
WASHINGTON FEDERAL INC
filed 2012-05-08
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at May 4, 2012
Common stock, $1.00 par value	106,875,953

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	March 31, 2012	September 30, 2011
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$890,347	$816,002
Available-for-sale securities, including encumbered securities of $1,001,116 and $965,927, at fair value	3,687,625	3,255,144
Held-to-maturity securities, including encumbered securities of $37,912 and $45,086, at amortized cost	38,707	47,036
Loans receivable, net	7,676,017	7,935,877
Covered loans, net	321,634	382,183
Interest receivable	54,119	52,332
Premises and equipment, net	174,580	166,593
Real estate held for sale	120,095	159,829
Covered real estate held for sale	35,809	56,383
FDIC indemnification asset	100,875	101,634
FHLB stock	151,747	151,755
Intangible assets, net	257,250	256,271
Federal and state income taxes	4,406	—
Other assets	50,897	59,710
	$13,564,108	$13,440,749
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$2,864,624	$2,662,188
Time deposit accounts	5,933,816	6,003,715
	8,798,440	8,665,903
FHLB advances	1,960,041	1,962,066
Other borrowings	800,000	800,000
Advance payments by borrowers for taxes and insurance	29,415	39,548
Federal and State income taxes	—	1,535
Accrued expenses and other liabilities	68,155	65,164
	11,656,051	11,534,216
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 129,919,851 and 129,853,534 shares issued; 106,867,527 and 108,976,410 shares outstanding	129,920	129,854
Paid-in capital	1,584,803	1,582,843
Accumulated other comprehensive income, net of taxes	65,183	85,789
Treasury stock, at cost; 23,052,324 and 20,877,124 shares	(298,972)	(268,665)
Retained earnings	427,123	376,712
	1,908,057	1,906,533
	$13,564,108	$13,440,749
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(In thousands, except per share data)
INTEREST INCOME
Loans	$123,772	$128,634	$251,251	$266,550
Mortgage-backed securities	28,682	26,163	54,978	49,857
Investment securities and cash equivalents	2,127	3,742	4,278	7,722
	154,581	158,539	310,507	324,129
INTEREST EXPENSE
Customer accounts	22,016	29,450	45,965	62,184
FHLB advances and other borrowings	27,963	27,534	56,226	55,656
	49,979	56,984	102,191	117,840
Net interest income	104,602	101,555	208,316	206,289
Provision for loan losses	18,000	30,750	29,209	56,750
Net interest income after provision for loan losses	86,602	70,805	179,107	149,539
OTHER INCOME
Gain on sale of investments	—	8,147	—	8,147
Other	5,028	4,364	9,673	8,790
	5,028	12,511	9,673	16,937
OTHER EXPENSE
Compensation and benefits	20,185	17,824	38,860	35,547
Occupancy	4,094	3,636	8,025	7,151
FDIC insurance premiums	4,350	5,100	8,543	10,199
Other	8,183	6,761	15,748	14,703
	36,812	33,321	71,176	67,600
Loss on real estate acquired through foreclosure, net	(1,582)	(9,645)	(12,151)	(20,198)
Income before income taxes	53,236	40,350	105,453	78,678
Income tax provision	19,165	14,526	37,964	28,324
NET INCOME	$34,071	$25,824	$67,489	$50,354

PER SHARE DATA
Basic earnings	$0.32	$0.23	$0.63	$0.45
Diluted earnings	0.32	0.23	0.63	0.45
Cash dividends per share	0.08	0.06	0.16	0.12
Basic weighted average number of shares outstanding	107,198,829	112,278,823	107,523,686	112,364,935
Diluted weighted average number of shares outstanding, including dilutive stock options	107,237,972	112,411,414	107,549,396	112,447,927
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(In thousands)

Net income	$34,071	$25,824	$67,489	$50,354
Other comprehensive income net of tax:
Net unrealized loss on available-for-sales securities,
net of quarter-to-date tax of $11,047 and $9,055, and
year-to-date tax of $11,973 and $18,652, respectively	(19,013)	(20,738)	(20,606)	(37,255)
Reclassification adjustment of net gain from sale
of available-for-sale securities included in net income	—	5,153	—	5,153
Other comprehensive income	(19,013)	(15,585)	(20,606)	(32,102)
Comprehensive income	$15,058	$10,239	$46,883	$18,252
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31, 2012	March 31, 2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$67,489	$50,354
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of fees, discounts, premiums and intangible assets, net	20,703	15,792
Cash received from (paid to) FDIC under loss share	(4,068)	20,977
Depreciation	3,750	3,300
Stock option compensation expense	600	540
Provision for loan losses	29,209	56,750
Loss (gain) on real estate held for sale, net	(1,285)	12,051
Increase in accrued interest receivable	(1,536)	(2,835)
Increase in FDIC loss share receivable	(2,052)	(1,183)
Increase in income taxes payable	6,031	18,072
FHLB stock dividends	244	(4)
Increase in intangible assets	(1,061)	—
Decrease in other assets	9,649	15,213
Increase (decrease) in accrued expenses and other liabilities	1,956	(21,126)
Net cash provided by operating activities	129,629	167,901
CASH FLOWS FROM INVESTING ACTIVITIES
Net principal collections (loan originations)	342,513	361,916
FHLB stock redemptions	1,512	—
Available-for-sale securities purchased	(1,241,126)	(967,176)
Principal payments and maturities of available-for-sale securities	758,676	358,297
Available-for-sale securities sold	3,500	131,361
Principal payments and maturities of held-to-maturity securities	8,394	28,146
Net cash received from acquisition	50,451	—
Proceeds from sales of real estate held for sale	90,017	44,639
Proceeds from sales of covered REO	22,959	—
Premises and equipment purchased	(11,737)	(5,462)
Net cash provided (used) by investing activities	25,159	(48,279)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in customer accounts	(3,253)	(62,268)
Net decrease in borrowings	(19,700)	(2,007)
Proceeds from exercise of common stock options	28	783
Dividends paid on common stock	(17,078)	(13,520)
Treasury stock purchased, net	(30,307)	(10,604)
Decrease in advance payments by borrowers for taxes and insurance	(10,133)	(8,667)
Net cash used by financing activities	(80,443)	(96,283)
Increase in cash and cash equivalents	74,345	23,339
Cash and cash equivalents at beginning of period	816,002	888,622
Cash and cash equivalents at end of period	$890,347	$911,961

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Months Ended
	March 31, 2012	March 31, 2011
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Non-covered real estate acquired through foreclosure	$73,466	$53,398
Covered real estate acquired through foreclosure	6,304	33,075
Cash paid during the period for
Interest	103,170	119,479
Income taxes	31,947	10,252
The following summarizes the non-cash activities related to acquisitions
Fair value of assets acquired	$124,726	$—
Fair value of liabilities assumed	(154,500)	—
Net fair value of liabilities assumed	(29,774)	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
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
Loans receivable – When a borrower defaults on a loan, the Company attempts to cure the deficiency by working with the borrower. In most cases, deficiencies are cured promptly, sometimes as a result of a negotiated modification of terms. If the delinquency is not promptly cured, and negotiations do not lead to a modification of terms, the Company may institute appropriate legal action to collect the loan, which may include foreclose of collateral. If foreclosed, the collateral will be liquidated in a reasonable time frame at prices available in the market place.
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
Off-Balance-Sheet Credit Exposures – The only material off-balance-sheet credit exposure is loans in process (“LIP”), which had a balance at March 31, 2012, excluding covered loans, of $133,379,000. The Company estimates losses on LIP by including LIP

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

with the related principal balance outstanding and then applying its general reserve methodology to the gross amount.
Certain reclassifications have been made to the financial statements to conform prior periods to current classifications.

NOTE B - Acquisitions

Western National Bank
Effective December 16, 2011, Washington Federal, acquired certain assets and liabilities, including most of the loans and deposits, of Western National Bank, headquartered in Phoenix, Arizona (“WNB”) from the Federal Deposit Insurance Corporation (“FDIC”) in an FDIC assisted transaction. Under the terms of the Purchase and Assumption Agreement, the Bank and the FDIC agreed to a discount of $53 million on net assets and no loss sharing provision or premium on deposits.

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

The acquisition was accounted for under the acquisition method of accounting. The purchased assets and assumed liabilities were recorded at their respective acquisition date estimated fair values. The purchase accounting for acquired assets and liabilities, mainly related to the valuation of the acquired loans, is subject to future adjustment based on the completion of valuations. The amounts currently recognized in the financial statements have been determined provisionally as we are completing a fair value analysis of those assets. Final purchase accounting adjustments are expected to be complete by fiscal year end. Loans that were classified as non-performing loans by WNB are no longer classified as non-performing because, at acquisition, the carrying value of these loans was adjusted to reflect fair value. Management believes that the new book value reflects an amount that will ultimately be collected.

South Valley Bancorp, Inc.
On April 4, 2012, the Company and South Valley Bancorp, Inc. (“South Valley”) announced the signing of a definitive merger agreement. The merger agreement calls for the merger of South Valley with and into the Company, followed by the merger of South Valley's wholly owned subsidiary, South Valley Bank & Trust, into the Company's wholly owned subsidiary, Washington Federal. Under the terms of the definitive merger agreement, each outstanding share of South Valley common stock will be converted into the right to receive: (i) 0.2962 of a share of the Company's common stock, (ii) a contingent cash payment equal to the pro rata portion of an earn-out from the net proceeds collected from a pool of specified assets of South Valley with a value of approximately $39 million as of March 31, 2012, and (iii) a contingent cash payment equal to the pro rata portion of the net proceeds, if any, received by South Valley from the sale of its trust business and/or wealth management business prior to the closing of the merger. Assuming a per share price of $16.88 for the Company's common stock, the aggregate value of the stock portion of the merger consideration is approximately $33.7 million. After consummation of the merger, the combined company will have 190 offices in eight western states with total assets of approximately $14.4 billion and total deposits of approximately $9.6 billion, based on financial results as of December 31, 2011. The merger is expected to close in the third calendar quarter of 2012, pending the receipt of all requisite regulatory approvals, the approval of South Valley's shareholders and the satisfaction of other customary closing conditions.

NOTE C – Dividends
On April 20, 2012, the Company paid its 117th consecutive quarterly cash dividend on common stock. Dividends per share were $.08 and $.06 for the quarters ended March 31, 2012 and 2011, respectively.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

NOTE D – Loans Receivable (excluding Covered Loans)

	March 31, 2012		September 30, 2011
	(In thousands)
Non-acquired loans
Single-family residential	$5,971,540	74.4%	$6,218,878	74.7%
Construction - speculative	128,719	1.6	140,459	1.9
Construction - custom	235,566	2.9	279,851	2.9
Land - acquisition & development	151,967	1.9	200,692	3.5
Land - consumer lot loans	149,967	1.9	163,146	2.1
Multi-family	686,467	8.5	700,673	7.9
Commercial real estate	293,234	3.7	303,442	3.6
Commercial & industrial	94,919	1.2	109,332	1.0
HELOC	113,368	1.4	115,092	1.3
Consumer	71,081	0.9	67,509	1.1
Total non-acquired loans	7,896,828	98.4	8,299,074	100
Credit-impaired acquired loans
Single-family residential	2,093	—	—	—
Construction - speculative	139	—	—	—
Construction - custom	—	—	—	—
Land - acquisition & development	4,490	0.1	—	—
Land - consumer lot loans	—	—	—	—
Multi-family	1,229	—	—	—
Commercial real estate	101,254	1.2	—	—
Commercial & industrial	7,765	0.1	—	—
HELOC	17,215	0.2	—	—
Consumer	125	—	—	—
Total credit-impaired acquired loans	134,310	1.6	—	—
Total loans
Single-family residential	5,973,633	74.4	6,218,878	74.7
Construction - speculative	128,858	1.6	140,459	1.9
Construction - custom	235,566	2.9	279,851	2.9
Land - acquisition & development	156,457	2.0	200,692	3.5
Land - consumer lot loans	149,967	1.9	163,146	2.1
Multi-family	687,696	8.5	700,673	7.9
Commercial real estate	394,488	4.9	303,442	3.6
Commercial & industrial	102,684	1.3	109,332	1.0
HELOC	130,583	1.6	115,092	1.3
Consumer	71,206	0.9	67,509	1.1
Total loans	8,031,138	100%	8,299,074	100%
Less:
Allowance for probable losses	143,819		157,160
Loans in process	133,379		170,229
Discount on acquired loans	43,687		—
Deferred net origination fees	34,236		35,808
	355,121		363,197
	$7,676,017		$7,935,877

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

The following table presents the changes in the accretable yield for credit impaired acquired loans as of March 31, 2012:

	Credit impaired acquired loans
	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance as of October 1, 2011	$—	$—
Additions	21,606	92,981
Accretion	(1,790)	1,790
Transfers to REO	—	—
Payments received, net	—	(4,148)
Balance as of March 31, 2012	$19,816	$90,623

The following table sets forth information regarding non-accrual loans held by the Company as of the dates indicated:

	March 31, 2012		September 30, 2011
	(In thousands)
Non-accrual loans:
Single-family residential	$116,284	70.0%	$126,624	60.3%
Construction - speculative	8,190	4.9	15,383	7.3
Construction - custom	539	0.3	635	0.3
Land - acquisition & development	25,036	15.1	37,339	17.7
Land - consumer lot loans	5,641	3.4	8,843	4.2
Multi-family	4,530	2.7	7,664	3.6
Commercial real estate	4,997	3.0	11,380	5.4
Commercial & industrial	1	—	1,679	0.8
HELOC	591	0.4	481	0.2
Consumer	344	0.2	437	0.2
Total non-accrual loans	$166,153	100%	$210,465	100%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

The following tables provide an analysis of the age of loans in past due status as of March 31, 2012 and September 30, 2011, respectively.

March 31, 2012	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Non-acquired loans
Single-Family Residential	$5,969,973	$5,784,832	$45,826	$28,841	$110,474	$185,141	3.10%
Construction - Speculative	102,654	97,455	—	1,635	3,564	5,199	5.06
Construction - Custom	145,406	144,845	—	22	539	561	0.39
Land - Acquisition & Development	146,228	125,100	—	5,452	15,676	21,128	14.45
Land - Consumer Lot Loans	149,966	142,155	966	1,204	5,641	7,811	5.21
Multi-Family	677,730	672,517	—	683	4,530	5,213	0.77
Commercial Real Estate	292,143	286,778	672	1,950	2,743	5,365	1.84
Commercial & Industrial	94,901	94,895	5	—	1	6	0.01
HELOC	113,368	112,657	60	60	591	711	0.63
Consumer	71,080	68,993	1,196	547	344	2,087	2.94
Total non-acquired loans	7,763,449	7,530,227	48,725	40,394	144,103	233,222	3.00

Credit-impaired acquired loans
Single-Family Residential	2,093	1,755	338	—	—	338	16.15
Construction - Speculative	139	139	—	—	—	—	—
Construction - Custom	—	—	—	—	—	—	—
Land - Acquisition & Development	4,490	3,937	—	—	553	553	12.32
Land - Consumer Lot Loans	—	—	—	—	—	—	—
Multi-Family	1,229	1,090	139	—	—	139	11.31
Commercial Real Estate	101,254	87,036	4,285	3,375	6,558	14,218	14.04
Commercial & Industrial	7,765	6,907	488	55	315	858	11.05
HELOC	17,215	15,331	—	1,084	800	1,884	10.94
Consumer	125	89	36	—	—	36	28.80
Total credit-impaired acquired loans	134,310	116,284	5,286	4,514	8,226	18,026	13.42

Total loans	$7,897,759	$7,646,511	$54,011	$44,908	$152,329	$251,248	3.18

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

September 30, 2011	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Single-Family Residential	$6,217,670	$6,015,464	$54,140	$21,985	$126,082	$202,207	3.25%
Construction - Speculative	115,409	106,843	330	—	8,236	8,566	7.42
Construction - Custom	147,764	147,129	—	—	635	635	0.43
Land - Acquisition & Development	193,613	159,357	679	—	33,577	34,256	17.69
Land - Consumer Lot Loans	163,146	151,849	1,163	1,291	8,843	11,297	6.92
Multi-Family	699,340	690,765	—	1,202	7,373	8,575	1.23
Commercial Real Estate	300,307	292,015	1,016	—	7,276	8,292	2.76
Commercial & Industrial	108,995	106,708	55	553	1,679	2,287	2.10
HELOC	115,092	114,059	452	100	481	1,033	0.90
Consumer	67,509	65,434	1,191	446	437	2,074	3.07
	$8,128,845	$7,849,623	$59,026	$25,577	$194,619	$279,222	3.43

Recently, most loans restructured in troubled debt restructurings ("TDRs") are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The concession for these loans is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of March 31, 2012, single-family residential loans comprised 82.6% of TDRs.

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

The following tables provide information related to loans that were restructured during the periods indicated:

	Quarter Ended March 31,
	2012			2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-Family Residential	312	$68,460	$68,460	26	$7,019	$7,019
Construction - Speculative	12	4,049	4,049	—	—	—
Construction - Custom	—	—	—	—	—	—
Land - Acquisition & Development	4	1,823	1,823	—	—	—
Land - Consumer Lot Loans	14	2,116	2,116	3	498	498
Multi-Family	2	1,871	1,871	2	951	951
Commercial Real Estate	—	—	—	—	—	—
Commercial & Industrial	—	—	—	—	—	—
HELOC	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	344	$78,319	$78,319	31	$8,468	$8,468

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	Six Months Ended March 31,
	2012			2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-Family Residential	491	$121,145	$121,145	165	$46,488	$46,488
Construction - Speculative	23	7,428	7,428	—	—	—
Construction - Custom	—	—	—	—	—	—
Land - Acquisition & Development	26	6,173	6,173	—	—	—
Land - Consumer Lot Loans	25	3,824	3,824	13	2,636	2,636
Multi-Family	2	1,871	1,871	6	8,182	8,182
Commercial Real Estate	1	308	308	—	—	—
Commercial & Industrial	1	4	4	—	—	—
HELOC	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	569	$140,753	$140,753	184	$57,306	$57,306

The following tables provide information on restructured loans for which a payment default occurred during the periods indicated and that had been modified as a TDR within 12 months or less of the payment default:

	Quarter Ended March 31,
	2012		2011
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
		(In thousands)		(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Single-Family Residential	108	$20,419	47	$11,801
Construction - Speculative	—	—	—	—
Construction - Custom	—	—	—	—
Land - Acquisition & Development	—	—	—	—
Land - Consumer Lot Loans	5	865	3	710
Multi-Family	—	—	2	6,613
Commercial Real Estate	—	—	1	222
Commercial & Industrial	—	—	—	—
HELOC	—	—	—	—
Consumer	—	—	—	—
	113	$21,284	53	$19,346

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	Six Months Ended March 31,
	2012		2011
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
		(In thousands)		(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Single-Family Residential	125	$24,783	87	$19,763
Construction - Speculative	—	—	—	—
Construction - Custom	—	—	—	—
Land - Acquisition & Development	—	—	1	4,505
Land - Consumer Lot Loans	7	1,312	4	831
Multi-Family	—	—	2	6,613
Commercial Real Estate	—	—	1	222
Commercial & Industrial	—	—	—	—
HELOC	—	—	—	—
Consumer	—	—	—	—
	132	$26,095	95	$31,934

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

•	Pass – the credit does not meet one of the definitions below.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

The following table summarizes the activity in the allowance for loan losses for the quarter ended March 31, 2012 and fiscal year ended September 30, 2011:

Quarter Ended March 31, 2012	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$84,793	$(15,086)	$836	$13,332	$83,875
Construction - speculative	14,640	(980)	—	2,283	15,943
Construction - custom	457	—	—	(73)	384
Land - acquisition & development	29,089	(11,738)	—	2,578	19,929
Land - consumer lot loans	8,283	(687)	—	116	7,712
Multi-family	6,543	(106)	9	(1,609)	4,837
Commercial real estate	2,739	(151)	6	275	2,869
Commercial & industrial	4,421	(111)	53	64	4,427
HELOC	972	(76)	—	73	969
Consumer	2,603	(1,053)	363	961	2,874
	$154,540	$(29,988)	$1,267	$18,000	$143,819

Fiscal Year Ended September 30, 2011	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$47,160	$(38,465)	$3,072	$71,540	$83,307
Construction - speculative	26,346	(13,197)	2,143	(1,464)	13,828
Construction - custom	770	(237)	—	90	623
Land - acquisition & development	61,637	(39,797)	2,271	8,608	32,719
Land - consumer lot loans	4,793	(4,196)	—	4,923	5,520
Multi-family	5,050	(1,950)	71	4,452	7,623
Commercial real estate	3,165	(1,593)	328	2,431	4,331
Commercial & industrial	6,193	(4,733)	1,925	1,714	5,099
HELOC	586	(939)	185	1,307	1,139
Consumer	7,394	(4,602)	1,429	(1,250)	2,971
	$163,094	$(109,709)	$11,424	$92,351	$157,160
The Company recorded an $18,000,000 provision for loan losses during the quarter ended March 31, 2012, while a $30,750,000 provision was recorded for the same quarter one year ago. Non-performing assets (“NPAs”) amounted to $286,248,000, or 2.11%, of total assets at March 31, 2012, compared to $399,295,000, or 2.98%, of total assets one year ago. Acquired loans are not classified as non-performing loans because, at acquisition, the carrying value of these loan was adjusted to reflect fair value. Covered loans are not classified as non-performing loans because, at acquisition, the carrying value of these loans was adjusted to reflect fair value and are covered under FDIC loss sharing agreements. There was no additional provision for loan losses recorded on acquired or covered loans during the quarter ended March 31, 2012. Non-accrual loans decreased from $221,736,000 at March 31, 2011, to $166,153,000 at March 31, 2012, a 25.1% decrease. The Company had net charge-offs of $28,721,000 for the quarter ended March 31, 2012, compared with $26,421,000 of net charge-offs for the same quarter one year ago. A loan is charged-off when the loss is estimable and it is confirmed that the borrower will not be able to meet its contractual obligations. While the percentage of loans 30 days or more delinquent decreased from 3.37% at March 31, 2011, to 2.95% at March 31, 2012, delinquencies in the single-family residential portfolio, the largest portion of the loan portfolio, decreased from 3.33% at March 31, 2011, to 3.10% at March 31, 2012. While these asset quality trends are improving, real estate values remain under pressure in most of the Company's primary markets, thus the Company recorded a smaller provision for loan losses in the current quarter as compared to the same quarter one year ago. $114,039,000 of the allowance was calculated under the formulas contained in our

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

general allowance methodology and the remaining $29,780,000 was made up of specific reserves on loans that were deemed to be impaired at March 31, 2012. For the period ending March 31, 2011, $107,510,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $56,107,000 was made up of specific reserves on loans that were deemed to be impaired. The primary reasons for the shift in total allowance allocation from specific reserves to general reserves is due to the Company having already addressed many of the problem loans focused in the speculative construction and land A&D portfolios, combined with increased delinquencies and elevated charge-offs in the single-family residential portfolio.
The following tables shows a summary of loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves as of March 31, 2012 and September 30, 2011:

March 31, 2012	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$80,397	$5,920,650	1.4%	$3,479	$50,890	6.8%
Construction - speculative	8,192	94,129	8.7	7,751	34,590	22.4
Construction - custom	384	235,566	0.2	—	—	—
Land - acquisition & development	6,339	44,765	14.2	13,589	107,202	12.7
Land - consumer lot loans	6,672	147,703	4.5	1,040	2,264	45.9
Multi-family	2,727	671,367	0.4	2,110	15,100	14.0
Commercial real estate	1,082	273,434	0.4	1,787	19,800	9.0
Commercial & industrial	4,403	93,376	4.7	24	1,543	1.6
HELOC	969	113,368	0.9	—	—	—
Consumer	2,874	71,080	4.0	—	—	—
	$114,039	$7,665,438	1.4	$29,780	$231,389	12.9
 ___________________

(1)	Excludes acquired and covered loans

September 30, 2011	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$77,441	$6,186,322	1.3%	$5,866	$32,556	18.0%
Construction - speculative	6,969	89,986	7.7	6,859	50,473	13.6
Construction - custom	623	279,851	0.2	—	—	—
Land - acquisition & development	10,489	61,277	17.1	22,230	139,415	15.9
Land - consumer lot loans	4,385	160,906	2.7	1,135	2,240	50.7
Multi-family	3,443	679,823	0.5	4,180	20,850	20.0
Commercial real estate	2,730	268,906	1.0	1,601	34,536	4.6
Commercial & industrial	5,058	106,406	4.8	41	2,926	1.4
HELOC	1,139	115,092	1.0	—	—	—
Consumer	2,971	67,509	4.4	—	—	—
	$115,248	$8,016,078	1.4	$41,912	$282,996	14.8

(1)	Excludes covered loans

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

The following tables provide information on loans based on credit quality indicators (defined in Note A) as of March 31, 2012 and September 30, 2011:
Credit Risk Profile by Internally Assigned Grade (excludes covered loans):

March 31, 2012	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,792,611	$300	$178,629	$—	$—	$5,971,540
Construction - speculative	69,948	8,885	49,886	—	—	128,719
Construction - custom	235,566	—	—	—	—	235,566
Land - acquisition & development	33,225	19,801	98,941	—	—	151,967
Land - consumer lot loans	149,243	259	465	—	—	149,967
Multi-family	651,722	6,735	28,010	—	—	686,467
Commercial real estate	255,328	2,633	35,273	—	—	293,234
Commercial & industrial	91,621	586	2,292	—	420	94,919
HELOC	113,368	—	—	—	—	113,368
Consumer	70,123	528	430	—	—	71,081
	7,462,755	39,727	393,926	—	420	7,896,828

Credit impaired acquired loans
Pool 1 - Construction and land A&D	2,567	—	2,062	—	—	4,629
Pool 2 - Single-family residential	—	—	2,093	—	—	2,093
Pool 3 - Multi-family	68	—	1,161	—	—	1,229
Pool 4 - HELOC & other consumer	16,846	—	—	494	—	17,340
Pool 5 - Commercial real estate	52,922	11,040	36,189	987	116	101,254
Pool 6 - Commercial & industrial	4,164	993	2,189	419	—	7,765
Total credit impaired acquired loans	76,567	12,033	43,694	1,900	116	134,310
Total gross loans	$7,539,322	$51,760	$437,620	$1,900	$536	$8,031,138

Total grade as a % of total gross loans	94.5%	0.6%	4.9%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

September 30, 2011	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Single-family residential	$6,047,279	$—	$171,599	$—	$—	$6,218,878
Construction - speculative	56,485	21,035	62,939	—	—	140,459
Construction - custom	279,851	—	—	—	—	279,851
Land - acquisition & development	44,888	44,840	110,964	—	—	200,692
Land - consumer lot loans	162,670	—	476	—	—	163,146
Multi-family	663,582	4,629	32,462	—	—	700,673
Commercial real estate	264,083	4,125	35,234	—	—	303,442
Commercial & industrial	104,171	1,128	1,407	2,245	381	109,332
HELOC	115,092	—	—	—	—	115,092
Consumer	66,512	528	469	—	—	67,509
	$7,804,613	$76,285	$415,550	$2,245	$381	$8,299,074
Total grade as a % of total gross loans	94.1%	0.9%	5.0%	—%	—%

Credit Risk Profile Based on Payment Activity (excludes acquired and covered loans):

March 31, 2012	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,855,256	98.1%	$116,284	1.9%
Construction - speculative	120,529	93.6	8,190	6.4
Construction - custom	235,027	99.8	539	0.2
Land - acquisition & development	126,931	83.5	25,036	16.5
Land - consumer lot loans	144,326	96.2	5,641	3.8
Multi-family	681,937	99.3	4,530	0.7
Commercial real estate	288,237	98.3	4,997	1.7
Commercial & industrial	94,918	100.0	1	—
HELOC	112,777	99.5	591	0.5
Consumer	70,737	99.5	344	0.5
	$7,730,675	97.9	$166,153	2.1

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

The following table provides information on impaired loans based on loan types as of March 31, 2012 and September 30, 2011:

					Average Recorded Investment
March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance		Quarter Ended March 31, 2012	Six Months Ended March 31, 2012
	(In thousands)
With no related allowance recorded:
Single-family residential	$51,677	$52,039	$—		$26,012	$17,652
Construction - speculative	8,127	10,341	—		5,851	5,963
Construction - custom	—	—	—		—	—
Land - acquisition & development	27,521	59,792	—		31,846	32,913
Land - consumer lot loans	81	81	—		41	27
Multi-family	11,272	11,933	—		8,721	8,057
Commercial real estate	4,855	6,660	—		3,203	2,556
Commercial & industrial	201	201	—		103	68
HELOC	76	76	—		38	25
Consumer	—	—	—		—	—
	103,810	141,123	—		75,815	67,261
With an allowance recorded:
Single-family residential	332,053	332,053	25,823		331,768	336,505
Construction - speculative	27,751	27,751	7,751		26,163	25,511
Construction - custom	—	—	—		—	—
Land - acquisition & development	30,521	31,397	13,590		30,921	31,138
Land - consumer lot loans	250	250	1,040		251	251
Multi-family	11,352	11,352	2,110		11,370	11,386
Commercial real estate	6,587	6,587	1,787		6,413	6,484
Commercial & industrial	24	24	24		29	33
HELOC	—	—	—		—	—
Consumer	—	—	—		—	—
	408,538	409,414	52,125	(1)	406,915	411,308
Total:
Single-family residential	383,730	384,092	25,823		357,780	354,157
Construction - speculative	35,878	38,092	7,751		32,014	31,474
Construction - custom	—	—	—		—	—
Land - acquisition & development	58,042	91,189	13,590		62,767	64,051
Land - consumer lot loans	331	331	1,040		292	278
Multi-family	22,624	23,285	2,110		20,091	19,443
Commercial real estate	11,442	13,247	1,787		9,616	9,040
Commercial & industrial	225	$225	24		132	101
HELOC	76	76	—		38	25
Consumer	—	—	—		—	—
	$512,348	$550,537	$52,125	(1)	$482,730	$478,569
____________________
(1)Includes $29,781,000 of specific reserves and $22,344,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
With no related allowance recorded:
Single-family residential	$5,597	$9,575	$—		$5,935
Construction - speculative	8,286	11,026	—		7,374
Construction - custom	—	—	—		—
Land - acquisition & development	22,436	50,970	—		28,168
Land - consumer lot loans	—	—	—		—
Multi-family	3,233	4,508	—		4,058
Commercial real estate	3,462	3,963	—		2,141
Commercial & industrial	—	—	—		—
HELOC	—	—	—		—
Consumer	—	—	—		—
	43,014	80,042	—		47,676
With an allowance recorded:
Single-family residential	331,546	331,546	29,378		261,736
Construction - speculative	29,255	29,255	6,859		26,385
Construction - custom	—	—	—		—
Land - acquisition & development	49,036	49,912	22,230		41,006
Land - consumer lot loans	352	352	1,135		110
Multi-family	17,149	17,149	4,180		12,380
Commercial real estate	6,429	6,429	1,601		3,351
Commercial & industrial	41	41	41		31
HELOC	—	—	—		—
Consumer	—	—	—		—
	433,808	434,684	65,424	(1)	344,999
Total:
Single-family residential	337,143	341,121	29,378		267,671
Construction - speculative	37,541	40,281	6,859		33,759
Construction - custom	—	—	—		—
Land - acquisition & development	71,472	100,882	22,230		69,174
Land - consumer lot loans	352	352	1,135		110
Multi-family	20,382	21,657	4,180		16,438
Commercial real estate	9,891	10,392	1,601		5,492
Commercial & industrial	41	41	41		31
HELOC	—	—	—		—
Consumer	—	—	—		—
	$476,822	$514,726	$65,424	(1)	$392,675

(1)	Includes $41,912,000 of specific reserves and $23,512,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

NOTE F – New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2011-11, Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. The amendments in this ASU will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with current U.S. GAAP or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current U.S. GAAP. The guidance in this ASU is effective for the first interim or annual period beginning on or after January 1, 2013 and should be applied retrospectively. This new guidance is not expected to have a material impact on the Company's consolidated financial statements.

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
We have established and documented the Company's process for determining the fair values of our assets and liabilities, where applicable. Fair value is based on quoted market prices, when available, for identical or similar assets or liabilities. In the absence of quoted market prices, fair value is determined using valuation models or third-party appraisals. The following is a description of the valuation methodologies used to measure and report the fair value of financial assets and liabilities on a recurring or nonrecurring basis:
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

The following table presents the balance of assets measured at fair value on a recurring basis at March 31, 2012:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	Fair Value at March 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
Equity securities	$—	$—	$—	$—
Obligations of U.S. government	—	14,142	—	14,142
Obligations of states and political subdivisions	—	23,500	—	23,500
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	277,586	—	277,586
Mortgage-backed securities			—
Agency pass-through certificates	—	3,372,397	—	3,372,397
Other debt securities	—	—	—	—
Balance at end of period	$—	$3,687,625	$—	$3,687,625
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the quarter ended March 31, 2012.
Measured on a Nonrecurring Basis
Impaired Loans & Real Estate Held for Sale
From time to time, and on a nonrecurring basis, fair value adjustments to collateral-dependent loans and real estate held for sale are recorded to reflect write-downs of principal balances based on the current appraised or estimated value of the collateral. When management determines that the fair value of the collateral or the real estate held for sale requires additional adjustments, either as a result of a non-current appraisal value or when there is no observable market price, the Company classifies the impaired loan or real estate held for sale as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2012 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as covered REO and real estate held for sale for which fair value of the properties was less than the cost basis.
Real estate held for sale consists principally of properties acquired through foreclosure.
The following table presents the aggregated balance of assets measured at estimated fair value on a nonrecurring basis through the quarter ended March 31, 2012, and the total losses resulting from those fair value adjustments for the quarter and six months ended March 31, 2012. The following estimated fair values are shown gross of estimated selling costs:

	Through March 31, 2012				Quarter Ended March 31, 2012	Six Months Ended March 31, 2012
	Level 1	Level 2	Level 3	Total	Total Losses
	(In thousands)
Impaired loans (1)	$—	$—	$81,219	$81,219	$21,831	$22,832
Covered REO (2)	—	—	24,915	24,915	500	1,201
Real estate held for sale (2)	—	—	106,728	106,728	18,380	39,344
Balance at end of period	$—	$—	$212,862	$212,862	$40,711	$63,377
 ___________________

(1)	The losses represents remeasurements of collateral-dependent loans.

(2)	The losses represents aggregate writedowns and charge-offs on real estate held for sale.
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2012.
The following describes the process used to value Level 3 assets:
Impaired loans - The Company adjusts the carrying amount of impaired loans when there is evidence of probable loss and the expected fair value of the loan is less than its contractual amount. The amount of the impairment may be determined based on

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

the estimated present value of future cash flows or the fair value of the underlying collateral. Impaired loans with a specific reserve allowance based on cash flow analysis or the value of the underlying collateral are classified as Level 3 assets.
The evaluations for impairment are prepared by the Problem Loan Review Committee, which is chaired by the Chief Credit Officer and includes the Loan Review manager and Special Credits manager, as well as senior credit officers, division managers and group executives, as applicable. These evaluations are performed in conjunction with the quarterly allowance for loan loss ("ALLL") process.
Applicable loans are evaluated for impairment on a quarterly basis. Loans included in the previous quarter's review are reevaluated and if their values are materially different from the prior quarter evaluation, the underlying information (loan balance and collateral value) are compared. Material differences are evaluated for reasonableness and discussions are held between the relationship manager and their division manager to understand the difference and determine if any adjustment is necessary. The inputs are developed and substantiated on a quarterly basis, based on current borrower developments, market conditions and collateral values. The following method is used to value impaired loans:

•
The fair value of the collateral, which may take the form of real estate or personal property, is based on internal estimates, field observations, assessments provided by third-party appraisers and other valuation models. The Company performs or reaffirms valuations of collateral-dependent impaired loans at least annually. Adjustments are made if management believes that more recent information is available and relevant with respect to the fair value of the collateral.

Real estate held for sale ("OREO") - These assets are valued based on inputs such as appraisals and third-party price opinions, less estimated selling costs. Assets that are acquired through foreclosure are recorded initially at the lower of the loan balance or fair value at the date of foreclosure. After foreclosure, valuations are updated periodically, and current market conditions my require the assets to be written down further to a new cost basis. The following method is used to value real estate held for sale:

•
When a loan is reclassified from loan status to real estate held for sale due to the Company taking possession of the collateral, a Special Credits officer, along with the Special Credits manager, obtains a valuation, which may include a third-party appraisal, which is used to establish the fair value of the underlying collateral. The determined fair value, to the extent it does not exceed the carrying value of the loan, becomes the carrying value of the OREO asset. In addition to the valuations from independent third-party sources, the carrying balance of OREO assets are written down once a bona fide offer is contractually accepted, through execution of a Purchase and Sale Agreement, where the accepted price is lower than the current balance of the particular OREO asset. The fair value of OREO assets is re-evaluated quarterly and the OREO asset is adjusted to reflect the lower of cost or fair value as necessary.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

		March 31, 2012		September 30, 2011
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$890,347	$890,347	$816,002	$816,002
Available-for-sale securities	2
Equity securities		—	—	—	—
Obligations of U.S. government		14,142	14,142	190,527	190,527
Obligations of states and political subdivisions		23,500	23,500	23,568	23,568
Obligations of foreign governments		—	—	—	—
Corporate debt securities		277,586	277,586	29,959	29,959
Mortgage-backed securities
Agency pass-through certificates		3,372,397	3,372,397	3,011,090	3,011,090
Other debt securities		—	—	—	—
Total available-for-sale securities		3,687,625	3,687,625	3,255,144	3,255,144
Held-to-maturity securities	2
Equity securities		—	—	—	—
Obligations of U.S. government		—	—	—	—
Obligations of states and political subdivisions		795	823	1,950	2,023
Obligations of foreign governments		—	—	—	—
Corporate debt securities		—	—	—	—
Mortgage-backed securities
Agency pass-through certificates		37,912	40,967	45,086	48,593
Other debt securities		—	—	—	—
Total held-to-maturity securities		38,707	41,790	47,036	50,616
Loans receivable	3	7,717,088	8,342,403	7,935,877	8,479,307
Covered loans	3	321,634	315,179	382,183	375,027
FDIC indemnification asset	3	100,875	98,495	98,871	101,751
FHLB stock	2	151,747	151,747	151,755	151,755
Financial liabilities
Customer accounts	2	8,798,440	8,513,457	8,665,903	8,557,357
FHLB advances and other borrowings	2	2,760,041	3,113,854	2,762,066	3,038,127
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

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
The following is a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	March 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$500	$32	$—	$532	4.00%
1 to 5 years	—	—	—	—	—
5 to 10 years	9,300	4,310	—	13,610	10.38
Over 10 years	—	—	—	—	—
Corporate bonds due
1 to 5 years	250,000	—	(1,448)	248,552	0.89
5 to 10 years	30,000	234	(1,200)	29,034	4.00
Municipal bonds due
Over 10 years	20,451	3,049	—	23,500	6.45
Mortgage-backed securities
Agency pass-through certificates	3,274,318	100,861	(2,782)	3,372,397	4.54
	3,584,569	108,486	(5,430)	3,687,625	4.31
Held-to-maturity securities
Tax-exempt municipal bonds due
1 to 5 years	—	—	—	—	—
5 to 10 years	795	28	—	823	5.65
Over 10 years	—	—	—	—	—
U.S. government and agency securities due
1 to 5 years	—	—	—	—	—
Mortgage-backed securities
Agency pass-through certificates	37,912	3,055	—	40,967	5.31
	38,707	3,083	—	41,790	5.32
	$3,623,276	$111,569	$(5,430)	$3,729,415	4.32%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
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
During the period ending March 31, 2012, $3,500,000 of available-for-sale securities were sold, resulting in a gain of $0. $131,361,000 of available-for-sale securities were sold during the period ending March 31, 2011, resulting in a gain of $8,147,000.
Substantially all mortgage-backed securities have contractual due dates that exceed 10 years.
The following table shows the unrealized gross losses and fair value of securities at March 31, 2012, by length of time that individual securities in each category have been in a continuous loss position. Management believes that the declines in fair value of these investments are not an other than temporary impairment.

	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value

Corporate bonds due	$(2,648)	$257,353	$—	$—	$(2,648)	$257,353
Agency pass-through certificates	(2,653)	396,343	(129)	41,945	(2,782)	438,288
	(5,301)	$653,696	$(129)	$41,945	(5,430)	$695,641

NOTE H – Covered Assets
Covered assets represent loans and real estate held for sale acquired from the FDIC that are subject to loss sharing agreements

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

and were $357,443,000 as of March 31, 2012, versus $438,566,000 as of September 30, 2011.
Changes in the carrying amount and accretable yield for acquired impaired and non-impaired loans were as follows:

March 31, 2012	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$37,072	$116,061	$30,370	$269,888
Accretion	(10,404)	10,404	(3,965)	3,965
Transfers to REO	—	(11,775)	—	—
Payments received, net	—	(29,141)	—	(37,768)
Balance at end of period	$26,668	$85,549	$26,405	$236,085

September 30, 2011	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$27,019	$190,530	$39,813	$343,944
Reclassification from nonaccretable balance, net	24,025	—	—	—
Accretion	(13,972)	13,972	(9,443)	9,443
Transfers to REO	—	(54,638)	—	—
Payments received, net	—	(33,803)	—	(83,499)
Balance at end of period	$37,072	$116,061	$30,370	$269,888

At March 31, 2012, none of the acquired impaired or non-impaired loans were classified as non-performing assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans. The allowance for credit losses related to the acquired loans resulted from decreased expectations of future cash flows due to increased credit losses for certain acquired loan pools.
The outstanding principal balance of acquired loans was $422,647,000 and $495,358,000 as of March 31, 2012 and September 30, 2011, respectively. The discount balance related to the acquired loans was $97,247,000 and $109,409,000 as of March 31, 2012 and September 30, 2011, respectively.
The following table shows the year to date activity for the FDIC indemnification asset:

	March 31, 2012	September 30, 2011
	(In thousands)
Balance at beginning of period	$101,634	$131,128
Additions	2,052	10,470
Payments made (received)	4,068	(32,828)
Amortization	(7,869)	(10,239)
Accretion	990	3,103
Balance at end of period	$100,875	$101,634

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

The following tables provide information on covered loans based on credit quality indicators (defined in Note A) as of March 31, 2012 and September 30, 2011:
Credit Risk Profile by Internally Assigned Grade:

March 31, 2012	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Purchased non credit-impaired loans:
Single-family residential	$37,588	$—	$3,196	$—	$—	$40,784
Construction - speculative	734	—	—	—	—	734
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	7,632	5,398	1,031	—	—	14,061
Land - consumer lot loans	507	—	—	—	—	507
Multi-family	29,828	—	2,760	—	—	32,588
Commercial real estate	99,296	1,115	28,787	—	—	129,198
Commercial & industrial	7,462	1,156	6,923	—	—	15,541
HELOC	19,705	—	—	—	—	19,705
Consumer	1,019	—	—	—	—	1,019
	203,771	7,669	42,697	—	—	254,137
Total grade as a % of total net loans	80.2%	3.0%	16.8%	—%	—%

Purchased credit-impaired loans:
Pool 1 - Construction and land A&D	10,415	5,872	42,297	—	—	58,584
Pool 2 - Single-family residential	2,038	—	4,044	—	—	6,082
Pool 3 - Multi-family	—	3,043	—	—	—	3,043
Pool 4 - HELOC & other consumer	1,997	—	4,574	—	—	6,571
Pool 5 - Commercial real estate	411	30,259	41,912	—	—	72,582
Pool 6 - Commercial & industrial	4,983	1,556	15,109	—	—	21,648
	$19,844	$40,730	$107,936	$—	$—	168,510
					Total covered loans	422,647
					Discount	(97,247)
					Allowance	(3,766)
					Covered loans, net	$321,634

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

September 30, 2011	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Purchased non credit-impaired loans:
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

Purchased credit-impaired loans:
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

The following tables provide an analysis of the age of purchased non credit-impaired loans in past due status for the periods ended March 31, 2012 and September 30, 2011:

March 31, 2012	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
Single-Family Residential	$40,784	$38,794	$—	$—	$1,990	$1,990	4.88%
Construction - Speculative	734	734	—	—	—	—	NM
Construction - Custom	—	—	—	—	—	—	NM
Land - Acquisition & Development	14,061	13,077	—	—	984	984	7.00
Land - Consumer Lot Loans	507	276	133	—	98	231	45.56
Multi-Family	32,588	31,080	—	—	1,508	1,508	4.63
Commercial Real Estate	129,198	124,777	1,742	79	2,600	4,421	3.42
Commercial & Industrial	15,541	15,016	—	434	91	525	3.38
HELOC	19,705	18,456	906	5	338	1,249	6.34
Consumer	1,019	1,018	1	—	—	1	0.10
	$254,137	$243,228	$2,782	$518	$7,609	$10,909	4.29%

September 30, 2011	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
Single-Family Residential	$46,214	$43,445	$1,034	$30	$1,705	$2,769	5.99%
Construction - Speculative	1,315	1,315	—	—	—	—	NM
Construction - Custom	—	—	—	—	—	—	NM
Land - Acquisition & Development	15,058	13,344	487	—	1,227	1,714	11.38
Land - Consumer Lot Loans	654	527	16	—	111	127	19.42
Multi-Family	34,906	33,398	—	—	1,508	1,508	4.32
Commercial Real Estate	148,464	142,060	1,527	—	4,877	6,404	4.31
Commercial & Industrial	22,881	18,049	3,606	703	523	4,832	21.12
HELOC	21,730	20,339	731	391	269	1,391	6.40
Consumer	1,199	1,123	31	8	37	76	6.34
	$292,421	$273,600	$7,432	$1,132	$10,257	$18,821	6.44%

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
At March 31, 2012, the Company had approximately $1.95 billion more liabilities subject to repricing in the next year than assets, which amounted to a negative one-year maturity gap of 14.5% of total assets. This was a decrease from the 16.5% negative gap as of September 30, 2011.
The potential impact of rising interest rates on net income for one year has also been estimated using a model that is based on the granular level of detail for loans and deposits. In the event of an immediate and parallel increase of 200 basis points in interest rates, we would expect net interest income to decrease by 3.3%. In the event of a gradual increase from current rates by 200 basis points over a twelve-month period, we would expect a decrease in net interest income of .5%.
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
The net portfolio value (“NPV”) is the difference between the present value of interest-bearing assets and the present value of expected cash flows from interest-earning liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates is another measure of interest rate risk. This approach provides a longer term view of interest rate risk as it incorporates all future expected cash flows. In the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $485 million and the NPV to total assets ratio to decline to 13.04%. As of September 30, 2011 the estimated decrease in NPV in the event of a 200 basis point increase in rates was estimated to decline by $619 million and the NPV to total assets ratio to decline to 11.04%.
The interest rate spread decreased to 3.01% at March 31, 2012 from 3.13% at September 30, 2011. The spread decreased due to a decline in the average rate on earning assets. As of March 31, 2012, the weighted average rate on earning assets decreased by 25 basis points compared to September 30, 2011, while the weighted average rates on customer deposit accounts and borrowings

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

decreased by 13 basis points over the same period.
As of March 31, 2012, the Company had increased total assets by $123,359,000 from $13,440,749,000 at September 30, 2011. For the quarter ended March 31, 2012, compared to September 30, 2011, loans (both non-covered and covered) decreased $320,406,000, or 3.9%. To help offset the reduced income from loans, investment securities increased $424,144,000, or 12.3%. Cash and cash equivalents of $890,347,000 and stockholders’ equity of $1,908,057,000 provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s net worth at March 31, 2012 was $1,908,057,000, or 14.07%, of total assets. This was an increase of $1,524,000 from September 30, 2011 when net worth was $1,906,533,000, or 14.18%, of total assets. The Company’s net worth was impacted in the six months ended March 31, 2012 by net income of $67,489,000, the payment of $17,078,000 in cash dividends, treasury stock purchases that totaled $30,307,000, as well as a decrease in other comprehensive income of $20,606,000.
Management believes this strong net worth position will help the Company manage its interest rate risk and provide the capital support needed for controlled growth in a regulated environment. To be categorized as well capitalized, Washington Federal must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

	Actual		Capital Adequacy Guidelines		Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(In thousands)
March 31, 2012
Total capital to risk-weighted assets	$1,638,750	25.59%	$512,353	8.00%	$640,442	10.00%
Tier I capital to risk-weighted assets	1,557,847	24.32%	N/A	N/A	384,265	6.00%
Core capital to adjusted tangible assets	1,557,847	11.70%	N/A	N/A	665,492	5.00%
Core capital to total assets	1,557,847	11.70%	532,393	4.00%	N/A	N/A
Tangible capital to tangible assets	1,557,847	11.70%	532,393	4.00%	N/A	N/A

September 30, 2011
Total capital to risk-weighted assets	1,624,817	24.68%	526,765	8.00%	658,456	10.00%
Tier I capital to risk-weighted assets	1,543,438	23.44%	N/A	N/A	395,074	6.00%
Core capital to adjusted tangible assets	1,543,438	11.82%	N/A	N/A	652,672	5.00%
Core capital to total assets	1,543,438	11.82%	391,603	3.00%	N/A	N/A
Tangible capital to tangible assets	1,543,438	11.82%	195,802	1.50%	N/A	N/A
CHANGES IN FINANCIAL CONDITION
Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $432,481,000, or 13.3%, during the six months ended March 31, 2012, which included the purchase of $1,241,126,000 of available-for-sale securities. There were $3,500,000 of available-for-sale securities sold during the six months ended March 31, 2012, resulting in no gain or loss. During the same period, there were no purchases or sales of held-to-maturity securities. As of March 31, 2012, the Company had net unrealized gains on available-for-sale securities of $65,183,000, net of tax, which were recorded as part of stockholders’ equity. The Company increased its available-for-sale investment portfolio to partially replace some of the lost interest income on maturing and prepaying loans and mortgage-backed securities.
Loans receivable: During the six months ended March 31, 2012, the balance of loans receivable decreased 3.3% to $7,676,017,000 compared to $7,935,877,000 at September 30, 2011. This decrease is consistent with management’s strategy to reduce the

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company’s exposure to land and construction loans and not aggressively compete for 30 year fixed-rate mortgages at current market rates. Additionally, during the year to date period, $73,466,000 of loans were transferred to REO. If the current low rates on 30 year fixed-rate mortgages persist, management will consider continuing to shrink the Company's loan portfolio. The following table shows the loan portfolio by category for the last three quarters.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loan Portfolio by Category *	September 30, 2011		December 31, 2011		March 31, 2012
Non-Acquired loans	(In thousands)
Single-family residential	$6,218,878	74.9%	$6,079,712	74.0%	$5,971,540	74.4%
Construction - speculative	140,459	1.7	129,766	1.6	128,719	1.6
Construction - custom	279,851	3.4	271,227	3.3	235,566	2.9
Land - acquisition & development	200,692	2.4	171,678	2.1	151,967	1.9
Land - consumer lot loans	163,146	2.0	154,874	1.9	149,967	1.9
Multi-family	700,673	8.4	687,367	8.4	686,467	8.5
Commercial real estate	303,442	3.7	308,529	3.8	293,234	3.7
Commercial & industrial	109,332	1.3	85,463	1.0	94,919	1.2
HELOC	115,092	1.4	113,781	1.4	113,368	1.4
Consumer	67,509	0.8	63,106	0.8	71,081	0.9
Total non-acquired loans	8,299,074	100	8,065,503	98.3	7,896,828	98.4
Credit-impaired acquired loans
Single-family residential	—	—	2,778	—	2,093	—
Construction - speculative	—	—	354	—	139	—
Land - acquisition & development	—	—	4,287	0.1	4,490	0.1
Multi-family	—	—	1,782	—	1,229	—
Commercial real estate	—	—	106,345	1.3	101,254	1.2
Commercial & industrial	—	—	8,849	0.1	7,765	0.1
HELOC	—	—	18,308	0.2	17,215	0.2
Consumer	—	—	137	—	125	—
Total credit-impaired acquired loans	—	—	142,840	1.7	134,310	1.6
Total loans
Single-family residential	6,218,878	74.7	6,082,490	74.0	5,973,633	74.4
Construction - speculative	140,459	1.9	130,120	1.6	128,858	1.6
Construction - custom	279,851	2.9	271,227	3.3	235,566	2.9
Land - acquisition & development	200,692	3.5	175,965	2.2	156,457	2.0
Land - consumer lot loans	163,146	2.1	154,874	1.9	149,967	1.9
Multi-family	700,673	7.9	689,149	8.4	687,696	8.5
Commercial real estate	303,442	3.6	414,874	5.1	394,488	4.9
Commercial & industrial	109,332	1.0	94,312	1.1	102,684	1.3
HELOC	115,092	1.3	132,089	1.6	130,583	1.6
Consumer	67,509	1.1	63,243	0.8	71,206	0.9
Total loans	8,299,074	100%	8,208,343	100%	8,031,138	100%
Less:
Allowance for probable losses	157,160		154,540		143,819
Loans in process	170,229		159,437		133,379
Discount on acquired loans	—		48,929		43,687
Deferred net origination fees	35,808		35,362		34,236
	363,197		398,268		355,121
	$7,935,877		$7,810,075		$7,676,017
 ____________________
* Excludes covered loans

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Covered loans: As of March 31, 2012, covered loans had decreased 15.8%, or $60,549,000, to $321,634,000, compared to September 30, 2011, due to continued paydowns and transfers of the properties into covered real estate owned.
Non-performing assets: Non-performing assets, which excludes covered assets acquired in FDIC-assisted transactions, decreased during the quarter ended March 31, 2012 to $286,248,000 from $370,294,000 at September 30, 2011, a 22.7% decrease. The continued elevated level of NPAs is a result of the significant decline in housing values in the western United States and the national recession over the last three years. Non-performing assets as a percentage of total assets was 2.11% at March 31, 2012 compared to 2.76% at September 30, 2011. This level of NPAs remains significantly higher than the 0.91% average in the Company’s 28+ year history as a public company. The Company anticipates NPAs will continue to be elevated in the future until the residential real estate market stabilizes and values recover.
The following table sets forth information regarding restructured and non-accrual loans and REO held by the Company at the dates indicated.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	March 31, 2012		September 30, 2011
	(In thousands)
Restructured loans:
Single-family residential	$352,622	82.6%	$309,372	82.0%
Construction - speculative	20,485	4.8	15,481	4.1
Construction - custom	—	—	—	—
Land - acquisition & development	20,443	4.8	18,033	4.8
Land - consumer lot loans	14,389	3.4	13,124	3.5
Multi - family	16,955	4.0	19,046	5.0
Commercial real estate	1,714	0.4	1,435	0.4
Commercial & industrial	4	—	828	0.2
HELOC	177	—	177	—
Consumer	—	—	—	—
Total restructured loans (1)	426,789	100%	377,496	100%
Non-accrual loans:
Single-family residential	116,284	70.0%	126,624	60.3%
Construction - speculative	8,190	4.9	15,383	7.3
Construction - custom	539	0.3	635	0.3
Land - acquisition & development	25,036	15.1	37,339	17.7
Land - consumer lot loans	5,641	3.4	8,843	4.2
Multi-family	4,530	2.7	7,664	3.6
Commercial real estate	4,997	3.0	11,380	5.4
Commercial & industrial	1	—	1,679	0.8
HELOC	591	0.4	481	0.2
Consumer	344	0.2	437	0.2
Total non-accrual loans (2)	166,153	100%	210,465	100%
Total REO (3)	99,826		129,175
Total REHI (3)	20,269		30,654
Total non-performing assets	$286,248		$370,294
Total non-performing assets and performing restructured loans as a percentage of total assets	4.96%		5.14%
(1) Restructured loans were as follows:
Performing	$387,010	90.7%	$320,018	84.8%
Non-accrual *	39,779	9.3	57,478	15.2
	$426,789	100%	$377,496	100%

*	Included in "Total non-accrual loans" above

(2)
The Company recognized interest income on nonaccrual loans of approximately $1,430,000 in the six months ended March 31, 2012. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $5,297,000 for the six months ended March 31, 2012.

In addition to the nonaccrual loans reflected in the above table, at March 31, 2012, the Company had $188,475,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company’s ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 6.65% at March 31, 2012.

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

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Company about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 82.6% of restructured loans as of March 31, 2012. The concession for these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period.
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

	March 31, 2012			September 30, 2011
	Amount	Loans to Total Loans (1)	Coverage Ratio (2)	Amount	Loans to Total Loans (1)	Coverage Ratio (2)
	(In thousands)			(In thousands)
Single-family residential	$83,875	75.7%	1.4%	$83,307	74.9%	1.3%
Construction - speculative	15,943	1.6	12.4	13,828	1.7	9.8
Construction - custom	384	3.0	0.2	623	3.4	0.2
Land - acquisition & development	19,929	1.9	13.1	32,719	2.4	16.3
Land - consumer lot loans	7,712	1.9	5.1	5,520	2.0	40.0
Multi-family	4,837	8.7	0.7	7,623	8.4	1.1
Commercial real estate	2,869	3.7	1.0	4,331	3.7	1.4
Commercial & industrial	4,427	1.2	4.7	5,099	1.3	4.7
HELOC	969	1.4	0.9	1,139	1.4	1.0
Consumer	2,874	0.9	4.0	2,971	0.8	4.4
	$143,819	100%		$157,160	100%
 __________________

(1)	Represents the total amount of the loan category as a % of total gross non-acquired and non-covered loans outstanding.

(2)	Represents the allocated allowance of the loan category as a % of total gross non-acquired and non-covered loans outstanding for the same loan category.
Customer accounts: Customer accounts increased $132,537,000, or 1.53%, to $8,798,440,000 at March 31, 2012 compared with $8,665,903,000 at September 30, 2011. The following table shows the composition of the Company’s customer accounts as of the dates shown:
Deposits by Type

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	March 31, 2012			September 30, 2011
	(In thousands)
			Wtd. Avg. Rate			Wtd. Avg. Rate
Checking (non-interest)	$267,031	3.0%	—%	$235,146	2.7%	—%
NOW (interest)	594,879	6.8	0.14%	543,907	6.3	0.13%
Savings (passbook/stmt)	291,958	3.3	0.20%	255,396	2.9	0.20%
Money Market	1,710,756	19.5	0.26%	1,627,739	18.8	0.26%
CD’s	5,933,816	67.4	1.36%	6,003,715	69.3	1.55%
Total	$8,798,440	100%	0.98%	$8,665,903	100%	1.14%
FHLB advances and other borrowings: Total borrowings decreased slightly to $2,760,041,000 at March 31, 2012, compared with $2,762,066,000 at September 30, 2011. The Company has a credit line with the FHLB Seattle equal to 50% of total assets, providing a substantial source of liquidity if needed. FHLB advances are collateralized as provided for in the Advances, Pledge and Security Agreement by all FHLB stock owned by the Company, deposits with the FHLB and certain mortgages or deeds of trust securing such properties as provided in the agreements with the FHLB.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Net Income: The quarter ended March 31, 2012, produced net income of $34,071,000 compared to $25,824,000 for the same quarter one year ago. For the six months ended March 31, 2012, net income totaled $67,489,000 compared to $50,354,000 for the six months ended March 31, 2011. The net income for the quarter and six months ended March 31, 2012 benefited from overall lower credit costs, which included the provision for loan losses and real estate owned expenses. The provision for loan losses amounted to $18,000,000 and $29,209,000 for the quarter and six months ended March 31, 2012, as compared to $30,750,000 and $56,750,000 for the three and six month period one year ago. See related discussion in “Provision for Loan Losses” section below for reasons for the decrease in the provision for loan losses. In addition, losses recognized on real estate acquired through foreclosure was $1,582,000 and $12,151,000 for the quarter and six months ended March 31, 2012 as compared to $9,645,000 and $20,198,000for the three and six month periods one year ago.
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
Rate / Volume Analysis:

	Comparison of Quarters Ended 3/31/12 and 3/31/11			Comparison of Six Months Ended 3/31/12 and 3/31/11
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans and covered loans	$(6,864)	$2,002	$(4,862)	$(17,806)	$2,507	$(15,299)
Mortgaged-backed securities	9,249	(6,730)	2,519	17,820	(12,699)	5,121
Investments (1)	(601)	(1,014)	(1,615)	(1,044)	(2,400)	(3,444)
All interest-earning assets	1,784	(5,742)	(3,958)	(1,030)	(12,592)	(13,622)
Interest expense:
Customer accounts	(29)	(7,405)	(7,434)	(579)	(15,640)	(16,219)
FHLB advances and other borrowings	1,133	(704)	429	2,106	(1,536)	570
All interest-bearing liabilities	1,104	(8,109)	(7,005)	1,527	(17,176)	(15,649)
Change in net interest income	$680	$2,367	$3,047	$(2,557)	$4,584	$2,027
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB stock
Provision for Loan Losses: The Company recorded an $18,000,000 provision for loan losses during the quarter ended March 31, 2012, while a $30,750,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $286,248,000, or 2.11% , of total assets at March 31, 2012, compared to $399,295,000, or 2.98%, of total assets one year ago. Non-accrual loans decreased from $221,736,000 at March 31, 2011, to $166,153,000 at March 31, 2012, a 25.1% decrease. The Company had net charge-offs of $28,721,000 for the quarter ended March 31, 2012, compared with $26,421,000 of net charge-offs for the same quarter one year ago. The decrease in the provision for loan losses is in response to four primary factors: first, the amount of NPA's improved; second, non-accrual loans as a percentage of net loans decreased from 2.77% at March 31, 2011, to 2.16% at March 31, 2012; third, the percentage of loans 30 days or more delinquent decreased from from 3.37% at March 31, 2011, to 2.95% at March 31, 2012; and finally, the Company's exposure in the land A&D and speculative construction portfolios, the source of the majority of losses during this period of the cycle, has decreased from a combined 4.6% of the gross loan portfolio at March 31, 2011, to 3.5% at March 31, 2012. Management expects the provision to remain at elevated levels until housing

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

values stabilize. Management believes the allowance for loan losses, totaling $143,819,000, is sufficient to absorb estimated losses inherent in the portfolio.
See Note F for further discussion and analysis of the allowance for loan losses for the quarter ended March 31, 2012.
Other Income: The quarter ended March 31, 2012 produced total other income of $5,028,000 compared to $12,511,000 for the same quarter one year ago, a decrease of $7,483,000. The quarter ended March 31, 2011 included an $8,147,000 gain on sale of investments compared to no gain during the current quarter ended March 31, 2012.
Other Expense: The quarter ended March 31, 2012, produced total other expense of $36,812,000 compared to $33,321,000 for the same quarter one year ago, a 10.5% increase. The increase in total other expense over the same comparable period one year ago was primarily due to the increase of $2,361,000 in compensation and benefits, which, for the quarter ended March 31, 2012 included the addition of the employees from the Charter Bank acquisition October 2011 and the Western National Bank transaction with the FDIC in December 2011. Also impacted by these acquisitions were the increases in occupancy expense and other expense of $458,000 and $1,422,000 respectively, for the quarter ended March 31, 2012 as compared to the prior year. Total other expense for the quarters ended March 31, 2012 and 2011 equaled 1.08% and 0.99%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 1,248 and 1,226 at March 31, 2012 and 2011, respectively.
Taxes: Income taxes increased to $19,165,000 for the quarter ended March 31, 2012, as compared to $14,526,000 for the same period one year ago. The effective tax rate for the quarters ended March 31, 2012 and 2010, was 36.00%. The Company expects an effective tax rate of 36.00% going forward.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2011. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2011 Form 10-K.

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company’s President and Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management has evaluated, with the participation of the Company’s President and Chief Executive Officer, along with the Company’s Executive Vice President and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on the evaluation, the Company’s President and Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting. During the period to which this report relates, there have not been any changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or that are reasonably likely to materially affect, such controls.

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
Many of the provisions of the Act did not become effective until a year or more after its enactment and some provisions require the adoption and implementation of new or revised regulations. In addition, the scope and impact of many of the Act’s provisions

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART II – Other Information

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2012 to January 31, 2012	—	$—	—	7,533,514
February 1, 2012 to February 29, 2012	625,200	15.99	625,200	6,908,314
March 1, 2012 to March 31, 2012	—	—	—	6,908,314
Total	625,200	$15.99	625,200	6,908,314
 ___________________

(1)
The Company's only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 31,956,264 shares have been authorized for repurchase.

Item 3.        Defaults Upon Senior Securities
Not applicable

Item 5.        Other Information
In June 2011, the FASB issued guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. We adopted this standard as of October 1, 2011 and present net income and other comprehensive income in two separate, but consecutive, statements. The table below reflects the retrospective application of this guidance for each of the three years ended September 30. The retrospective application did not have a material impact on our financial condition or results of operations.

	Fiscal Years Ended September 30,
	2011	2010	2009
	(In thousands)

Net income	$111,141	$118,653	$48,172
Other comprehensive income net of tax:
Net unrealized gains (losses) on available-for-sales securities,
net of taxes of $16,981 for 2011	30,852	(19,203)	51,273
Reclassification adjustment of net gains from sale
of available-for-sale securities included in net income,
net of taxes of $2,892 for 2011	5,255	14,454	686
Other comprehensive income	36,107	(4,749)	51,959
Comprehensive income	$147,248	$113,904	$100,131

Item 6.        Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer

	31.2	Section 302 Certification by the Chief Financial Officer

	32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

	101	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter and six months ended March 31, 2012 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2012	/S/ ROY M. WHITEHEAD
ROY M. WHITEHEAD Chairman, President and Chief Executive Officer

May 7, 2012	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL Executive Vice President and Chief Financial Officer