Form 10-Q
period 2012-06-30
WASHINGTON FEDERAL INC
filed 2012-08-07
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at August 3, 2012
Common stock, $1.00 par value	106,494,239

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	June 30, 2012	September 30, 2011
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$963,766	$816,002
Available-for-sale securities, including encumbered securities of $964,338 and $965,927, at fair value	3,626,115	3,255,144
Held-to-maturity securities, including encumbered securities of $34,433 and $45,086, at amortized cost	35,228	47,036
Loans receivable, net	7,616,205	7,935,877
Covered loans, net	302,681	382,183
Interest receivable	53,043	52,332
Premises and equipment, net	175,125	166,593
Real estate held for sale	107,457	159,829
Covered real estate held for sale	33,142	56,383
FDIC indemnification asset	97,380	101,634
FHLB stock	151,674	151,755
Intangible assets, net	256,431	256,271
Federal and state income taxes	2,514	—
Other assets	44,588	59,710
	$13,465,349	$13,440,749
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$2,868,442	$2,662,188
Time deposit accounts	5,814,739	6,003,715
	8,683,181	8,665,903
FHLB advances	1,957,146	1,962,066
Other borrowings	800,000	800,000
Advance payments by borrowers for taxes and insurance	24,313	39,548
Federal and State income taxes	—	1,535
Accrued expenses and other liabilities	67,428	65,164
	11,532,068	11,534,216
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 129,936,563 and 129,853,534 shares issued; 106,884,239 and 108,976,410 shares outstanding	129,937	129,854
Paid-in capital	1,585,797	1,582,843
Accumulated other comprehensive income, net of taxes	62,736	85,789
Treasury stock, at cost; 23,052,324 and 20,877,124 shares	(298,972)	(268,665)
Retained earnings	453,783	376,712
	1,933,281	1,906,533
	$13,465,349	$13,440,749
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
INTEREST INCOME
Loans	$118,115	$127,736	$369,366	$394,286
Mortgage-backed securities	25,101	30,529	80,079	80,386
Investment securities and cash equivalents	2,168	3,266	6,446	10,988
	145,384	161,531	455,891	485,660
INTEREST EXPENSE
Customer accounts	20,903	27,581	66,868	89,765
FHLB advances and other borrowings	27,946	27,818	84,172	83,474
	48,849	55,399	151,040	173,239
Net interest income	96,535	106,132	304,851	312,421
Provision for loan losses	10,367	21,000	39,576	77,750
Net interest income after provision for loan losses	86,168	85,132	265,275	234,671
OTHER INCOME
Gain on sale of investments	—	—	—	8,147
Other	3,590	4,277	13,263	13,067
	3,590	4,277	13,263	21,214
OTHER EXPENSE
Compensation and benefits	19,281	18,471	58,141	54,018
Occupancy	3,952	3,628	11,977	10,780
FDIC insurance premiums	4,000	5,100	12,543	15,299
Other	8,730	6,975	24,479	21,677
	35,963	34,174	107,140	101,774
Gain (loss) on real estate acquired through foreclosure, net	1,146	(8,171)	(11,005)	(28,369)
Income before income taxes	54,941	47,064	160,393	125,742
Income tax provision	19,778	16,943	57,742	45,267
NET INCOME	$35,163	$30,121	$102,651	$80,475

PER SHARE DATA
Basic earnings	$0.33	$0.27	$0.96	$0.72
Diluted earnings	0.33	0.27	0.96	0.72
Cash dividends per share	0.08	0.06	0.24	0.18
Basic weighted average number of shares outstanding	106,877,112	111,158,254	107,308,948	111,962,708
Diluted weighted average number of shares outstanding, including dilutive stock options	106,926,755	111,248,177	107,347,668	112,043,350
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Net income	$35,163	$30,121	$102,651	$80,475
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sales securities, net of quarter-to-date tax of $1,422 and $14,154, and
year-to-date tax of $13,394 and $4,498, respectively	(2,447)	24,360	(23,053)	(12,895)
Reclassification adjustment of net gain from sale
of available-for-sale securities included in net income	—	—	—	5,153
Other comprehensive income (loss)	(2,447)	24,360	(23,053)	(7,742)
Comprehensive income	$32,716	$54,481	$79,598	$72,733
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	June 30, 2012	June 30, 2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$102,651	$80,475
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of fees, discounts, premiums and intangible assets, net	40,397	32,456
Cash received from FDIC under loss share	276	20,977
Depreciation	5,625	4,950
Stock option compensation expense	900	815
Provision for loan losses	39,576	77,750
Loss (gain) on real estate held for sale, net	(8,366)	20,222
Increase in accrued interest receivable	(460)	(2,853)
Increase in FDIC loss share receivable	(5,742)	(3,143)
Increase in income taxes payable	9,345	3,575
Decrease in other assets	15,908	11,671
Increase (decrease) in accrued expenses and other liabilities	1,229	(25,175)
Net cash provided by operating activities	201,339	221,720
CASH FLOWS FROM INVESTING ACTIVITIES
Net principal collections (loan originations)	372,802	336,426
FHLB stock redemptions	1,830	—
Available-for-sale securities purchased	(1,499,227)	(1,279,983)
Principal payments and maturities of available-for-sale securities	1,065,254	485,597
Available-for-sale securities sold	3,500	131,361
Principal payments and maturities of held-to-maturity securities	11,899	31,383
Net cash received from acquisition	50,576	—
Proceeds from sales of real estate held for sale	138,689	63,575
Proceeds from sales of covered REO	28,343	—
Increase in intangible assets	(1,061)	—
Premises and equipment purchased	(14,157)	(7,695)
Net cash provided (used) by investing activities	158,448	(239,336)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in customer accounts	(118,505)	(138,850)
Net decrease in borrowings	(22,595)	(2,551)
Proceeds from exercise of common stock options	199	1,045
Dividends paid on common stock	(25,580)	(20,232)
Treasury stock purchased	(30,307)	(36,620)
Decrease in advance payments by borrowers for taxes and insurance	(15,235)	(15,638)
Net cash used by financing activities	(212,023)	(212,846)
Increase (decrease) in cash and cash equivalents	147,764	(230,462)
Cash and cash equivalents at beginning of period	816,002	888,622
Cash and cash equivalents at end of period	$963,766	$658,160

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine Months Ended
	June 30, 2012	June 30, 2011
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Non-covered real estate acquired through foreclosure	$124,482	$64,873
Covered real estate acquired through foreclosure	13,094	46,008
Cash paid during the period for
Interest	151,805	174,511
Income taxes	48,331	41,627
The following summarizes the non-cash activities related to acquisitions
Fair value of assets acquired	$124,594	$—
Fair value of liabilities assumed	(154,493)	—
Net fair value of liabilities assumed	(29,899)	—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
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
Loans receivable – When a borrower defaults on a loan, the Company attempts to cure the deficiency by working with the borrower. In most cases, deficiencies are cured promptly, sometimes as a result of a negotiated modification of terms. If the delinquency is not promptly cured, and negotiations do not lead to a modification of terms, the Company may institute appropriate legal action to collect the loan, which may include foreclosure of collateral. If foreclosed, the collateral is liquidated in a reasonable time frame at prices available in the market place.
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
Specific allowances are established for loans which are individually evaluated, in cases where Management has identified weaknesses that it believes indicate the probability that a loss has been incurred.
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
Off-Balance-Sheet Credit Exposures – The only material off-balance-sheet credit exposure is loans in process (“LIP”), which had a balance at June 30, 2012, excluding covered loans, of $155,051,000. The Company estimates losses on LIP by including LIP

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

with the related principal balance outstanding and then applying its general reserve methodology to the gross amount.
Certain reclassifications have been made to the financial statements to conform prior periods to current classifications.

NOTE B - Acquisitions

Western National Bank
Effective December 16, 2011, Washington Federal, acquired certain assets and liabilities, including most of the loans and deposits, of Western National Bank, headquartered in Phoenix, Arizona (“WNB”) from the Federal Deposit Insurance Corporation (“FDIC”) in an FDIC assisted transaction. Under the terms of the Purchase and Assumption Agreement, the Company and the FDIC agreed to a discount of $53 million on net assets and no loss sharing provision or premium on deposits.

WNB operated three full-service offices in Arizona. The Company acquired certain assets with a book value of $177 million, including $143 million in loans and $7 million in foreclosed real estate, and selected liabilities with a book value of $153 million, including $136 million in deposits. Pursuant to the purchase and assumption agreement with the FDIC, the Company received a cash payment from the FDIC for $30 million.

The acquisition was accounted for under the acquisition method of accounting. The purchased assets and assumed liabilities were recorded at their respective acquisition date estimated fair values. The purchase accounting for acquired assets and liabilities were provisionally recorded at their estimated fair values as of the December 16, 2011 acquisition date. The initial accounting for acquired loans, real estate held for sale and deposits was incomplete as of December 31, 2011. The amounts recognized at December 31, 2011 were determined provisionally as the fair value analysis of those assets was incomplete as of December 31, 2011. These amounts have been retrospectively adjusted to reflect the completion of the fair value analysis during the quarter ended June 30, 2012. The adjustments recorded in the quarter ended June 30, 2012 were a decrease in acquired loans of $716,000, a decrease in real estate held for sale of $252,000 and an increase in other assets of $836,000 to reflect the core deposit intangible.

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period December 16, 2011 to June 30, 2012.

The table below displays the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Received from	Fair Value	Recorded by
	FDIC	Adjustments	WAFD
	(In thousands)
Assets:
Cash and cash equivalents	$20,677	$—	$20,677
Available-for-sale securities	3,500	—	3,500
FHLB & FRB stock	1,744	4	1,748
Loans receivable, net	143,328	(49,637)	93,691
Interest receivable	251	—	251
Property and equipment, net	—	—	—
Real estate held for sale	7,149	(3,462)	3,687
Other assets	79	961	1,040
Total Assets	176,728	(52,134)	124,594

Liabilities:
Customer accounts	135,783	—	135,783
FHLB advances	17,666	9	17,675
Other liabilities	40	995	1,035
Total Liabilities	153,489	1,004	154,493

Net assets (liabilities) acquired	$23,239	$(53,138)	$(29,899)

Aggregate fair value adjustments		$(53,138)

Net liabilities acquired			$(29,899)
Cash received from the FDIC			29,899

South Valley Bancorp, Inc.
On April 4, 2012, the Company and South Valley Bancorp, Inc. (“South Valley”) announced the signing of a definitive merger agreement. The merger agreement calls for the merger of South Valley with and into the Company, followed by the merger of South Valley's wholly owned subsidiary, South Valley Bank & Trust, into the Company's wholly owned subsidiary, Washington Federal. Under the terms of the definitive merger agreement, each outstanding share of South Valley common stock will be converted into the right to receive: (i) 0.2962 of a share of the Company's common stock, (ii) a contingent cash payment equal to the pro rata portion of an earn-out from the net proceeds collected from a pool of specified assets of South Valley with a value of approximately $39 million as of March 31, 2012, and (iii) a contingent cash payment equal to the pro rata portion of the net proceeds, if any, received by South Valley from the sale of its trust business and/or wealth management business prior to the closing of the merger. Assuming a per share price of $16.88 for the Company's common stock, the aggregate value of the stock portion of the merger consideration is approximately $33.7 million. After consummation of the merger, the combined company will have 190 offices in eight western states with total assets of approximately $14.4 billion and total deposits of approximately $9.6 billion, based on financial results as of December 31, 2011. The merger is expected to close in the third calendar quarter of 2012, pending the receipt of all requisite regulatory approvals and the satisfaction of other customary closing conditions. On June 28, 2012, the shareholders of South Valley approved the merger transaction, with over 82% of the outstanding shares of South Valley common stock voting in favor of the merger.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE C – Dividends
On July 19, 2012, the Company paid its 118th consecutive quarterly cash dividend on common stock. Dividends per share were $.08 and $.06 for the quarters ended June 30, 2012 and 2011, respectively.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE D – Loans Receivable (excluding Covered Loans)

	June 30, 2012		September 30, 2011
	(In thousands)
Non-acquired loans
Single-family residential	$5,904,805	74.0%	$6,218,878	74.9%
Construction - speculative	130,741	1.6	140,459	1.7
Construction - custom	210,488	2.6	279,851	3.4
Land - acquisition & development	135,392	1.7	200,692	2.4
Land - consumer lot loans	145,129	1.8	163,146	2.0
Multi-family	692,763	8.7	700,673	8.4
Commercial real estate	310,588	3.9	303,442	3.7
Commercial & industrial	148,577	1.9	109,332	1.3
HELOC	113,559	1.4	115,092	1.4
Consumer	68,202	0.9	67,509	0.8
Total non-acquired loans	7,860,244	98.5	8,299,074	100
Credit-impaired acquired loans
Single-family residential	343	—	—	—
Construction - speculative	1,889	—	—	—
Construction - custom	—	—	—	—
Land - acquisition & development	4,211	0.1	—	—
Land - consumer lot loans	—	—	—	—
Multi-family	1,074	—	—	—
Commercial real estate	91,006	1.1	—	—
Commercial & industrial	5,100	0.1	—	—
HELOC	15,037	0.2	—	—
Consumer	115	—	—	—
Total credit-impaired acquired loans	118,775	1.5	—	—
Total loans
Single-family residential	5,905,148	74.0	6,218,878	74.9
Construction - speculative	132,630	1.7	140,459	1.7
Construction - custom	210,488	2.6	279,851	3.4
Land - acquisition & development	139,603	1.7	200,692	2.4
Land - consumer lot loans	145,129	1.8	163,146	2
Multi-family	693,837	8.7	700,673	8.4
Commercial real estate	401,594	5.1	303,442	3.7
Commercial & industrial	153,677	1.9	109,332	1.3
HELOC	128,596	1.6	115,092	1.4
Consumer	68,317	0.9	67,509	0.8
Total loans	7,979,019	100%	8,299,074	100%
Less:
Allowance for probable losses	137,951		157,160
Loans in process	155,051		170,229
Discount on acquired loans	35,200		—
Deferred net origination fees	34,612		35,808
	362,814		363,197
	$7,616,205		$7,935,877

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

The following table presents the changes in the accretable yield for credit impaired acquired loans as of June 30, 2012:

	Credit impaired acquired loans
	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance as of October 1, 2011	$—	$—
Additions	21,606	92,981
Accretion	(3,278)	3,278
Transfers to REO	—	—
Payments received, net	—	(12,714)
Balance as of June 30, 2012	$18,328	$83,545

The following table sets forth information regarding non-accrual loans held by the Company as of the dates indicated:

	June 30, 2012		September 30, 2011
	(In thousands)
Non-accrual loans:
Single-family residential	$129,295	75.6%	$126,624	60.3%
Construction - speculative	12,424	7.3	15,383	7.3
Construction - custom	539	0.3	635	0.3
Land - acquisition & development	12,514	7.3	37,339	17.7
Land - consumer lot loans	5,844	3.4	8,843	4.2
Multi-family	3,405	2.0	7,664	3.6
Commercial real estate	6,285	3.7	11,380	5.4
Commercial & industrial	—	—	1,679	0.8
HELOC	388	0.2	481	0.2
Consumer	339	0.2	437	0.2
Total non-accrual loans	$171,033	100%	$210,465	100%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

The following tables provide an analysis of the age of loans in past due status as of June 30, 2012 and September 30, 2011, respectively.

June 30, 2012	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Non-acquired loans
Single-Family Residential	$5,902,633	$5,736,969	$33,571	$19,127	$112,966	$165,664	2.81%
Construction - Speculative	94,930	87,134	899	509	6,388	7,796	8.21
Construction - Custom	123,965	123,382	1	43	539	583	0.47
Land - Acquisition & Development	127,953	114,563	234	3,226	9,930	13,390	10.46
Land - Consumer Lot Loans	145,037	136,545	1,753	895	5,844	8,492	5.86
Multi-Family	675,334	670,859	569	594	3,312	4,475	0.66
Commercial Real Estate	305,046	300,668	334	—	4,044	4,378	1.44
Commercial & Industrial	148,565	148,546	9	10	—	19	0.01
HELOC	113,559	112,824	29	318	388	735	0.65
Consumer	68,202	66,222	1,117	524	339	1,980	2.90
Total non-acquired loans	7,705,224	7,497,712	38,516	25,246	143,750	207,512	2.69

Credit-impaired acquired loans
Single-Family Residential	343	—	—	343	—	343	100.00
Construction - Speculative	1,889	1,889	—	—	—	—	—
Construction - Custom	—	—	—	—	—	—	—
Land - Acquisition & Development	4,210	3,685	—	—	525	525	12.47
Land - Consumer Lot Loans	—	—	—	—	—	—	—
Multi-Family	1,074	1,074	—	—	—	—	—
Commercial Real Estate	90,977	80,860	2,072	1,698	6,347	10,117	11.12
Commercial & Industrial	5,099	4,244	125	730	—	855	16.77
HELOC	15,037	13,912	1,125	—	—	1,125	7.48
Consumer	115	69	5	40	1	46	40.00
Total credit-impaired acquired loans	118,744	105,733	3,327	2,811	6,873	13,011	10.96

Total loans	$7,823,968	$7,603,445	$41,843	$28,057	$150,623	$220,523	2.82

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
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

Most loans restructured in troubled debt restructurings ("TDRs") are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The concession for these loans is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of June 30, 2012, single-family residential loans comprised 83.2% of TDRs.

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

The following tables provide information related to loans that were restructured during the periods indicated:

	Quarter Ended June 30,
	2012			2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-Family Residential	199	$43,104	$43,104	155	$39,362	$39,362
Construction - Speculative	—	—	—	1	337	337
Construction - Custom	1	1,196	1,196	—	—	—
Land - Acquisition & Development	—	—	—	3	4,427	4,427
Land - Consumer Lot Loans	8	965	965	9	1,335	1,335
Multi-Family	1	389	389	1	985	985
Commercial Real Estate	2	5,572	5,572	—	—	—
Commercial & Industrial	—	—	—	—	—	—
HELOC	2	113	113	—	—	—
Consumer	—	—	—	—	—	—
	213	$51,339	$51,339	169	$46,446	$46,446

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Nine Months Ended June 30,
	2012			2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-Family Residential	681	$159,651	$159,651	481	$131,018	$131,018
Construction - Speculative	22	6,253	6,253	2	529	529
Construction - Custom	1	1,196	1,196	—	—	—
Land - Acquisition & Development	26	5,565	5,565	3	4,427	4,427
Land - Consumer Lot Loans	30	3,906	3,906	34	5,175	5,175
Multi-Family	3	2,257	2,257	7	9,146	9,146
Commercial Real Estate	3	5,881	5,881	—	—	—
Commercial & Industrial	1	2	2	—	—	—
HELOC	2	113	113	—	—	—
Consumer	—	—	—	—	—	—
	769	$184,824	$184,824	527	$150,295	$150,295

The following tables provide information on restructured loans for which a payment default occurred during the periods indicated and that had been modified as a TDR within 12 months or less of the payment default:

	Quarter Ended June 30,
	2012		2011
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
		(In thousands)		(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Single-Family Residential	30	$8,225	10	$3,295
Construction - Speculative	—	—	—	—
Construction - Custom	—	—	—	—
Land - Acquisition & Development	—	—	—	—
Land - Consumer Lot Loans	—	—	3	404
Multi-Family	—	—	1	3,589
Commercial Real Estate	—	—	—	—
Commercial & Industrial	—	—	—	—
HELOC	—	—	—	—
Consumer	—	—	—	—
	30	$8,225	14	$7,288

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Nine Months Ended June 30,
	2012		2011
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
		(In thousands)		(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Single-Family Residential	97	$21,687	29	$7,783
Construction - Speculative	—	—	—	—
Construction - Custom	—	—	—	—
Land - Acquisition & Development	—	—	—	—
Land - Consumer Lot Loans	4	603	3	404
Multi-Family	—	—	1	3,589
Commercial Real Estate	—	—	—	—
Commercial & Industrial	—	—	—	—
HELOC	—	—	—	—
Consumer	—	—	—	—
	101	$22,290	33	$11,776

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

The following table summarizes the activity in the allowance for loan losses for the quarter ended June 30, 2012 and fiscal year ended September 30, 2011:

Quarter Ended June 30, 2012	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$83,875	$(14,134)	$2,240	$9,363	$81,344
Construction - speculative	15,943	(2,288)	86	(888)	12,853
Construction - custom	384	—	—	(40)	344
Land - acquisition & development	19,929	(1,519)	533	(1,549)	17,394
Land - consumer lot loans	7,712	(670)	—	295	7,337
Multi-family	4,837	—	279	(278)	4,838
Commercial real estate	2,869	(206)	148	337	3,148
Commercial & industrial	4,427	(69)	70	2,535	6,963
HELOC	969	(147)	6	144	972
Consumer	2,874	(955)	391	448	2,758
	$143,819	$(19,988)	$3,753	$10,367	$137,951

Fiscal Year Ended September 30, 2011	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$47,160	$(38,465)	$3,072	$71,540	$83,307
Construction - speculative	26,346	(13,197)	2,143	(1,464)	13,828
Construction - custom	770	(237)	—	90	623
Land - acquisition & development	61,637	(39,797)	2,271	8,608	32,719
Land - consumer lot loans	4,793	(4,196)	—	4,923	5,520
Multi-family	5,050	(1,950)	71	4,452	7,623
Commercial real estate	3,165	(1,593)	328	2,431	4,331
Commercial & industrial	6,193	(4,733)	1,925	1,714	5,099
HELOC	586	(939)	185	1,307	1,139
Consumer	7,394	(4,602)	1,429	(1,250)	2,971
	$163,094	$(109,709)	$11,424	$92,351	$157,160
The Company recorded a $10,367,000 provision for loan losses during the quarter ended June 30, 2012, while a $21,000,000 provision was recorded for the same quarter one year ago. Non-performing assets (“NPAs”) amounted to $278,490,000, or 2.07%, of total assets at June 30, 2012, compared to $394,679,000, or 2.96%, of total assets one year ago. Acquired loans, including covered loans, are not classified as non-performing loans because, at acquisition, the carrying value of these loans was adjusted to reflect fair value. There was no additional provision for loan losses recorded on acquired or covered loans during the quarter ended June 30, 2012. Non-accrual loans decreased from $232,752,000 at June 30, 2011, to $171,033,000 at June 30, 2012, a 26.5% decrease. The Company had net charge-offs of $16,235,000 for the quarter ended June 30, 2012, compared with $23,519,000 of net charge-offs for the same quarter one year ago. A loan is charged-off when the loss is estimable and it is confirmed that the borrower will not be able to meet its contractual obligations. The percentage of loans 30 days or more delinquent decreased from 3.66% at June 30, 2011, to 2.69% at June 30, 2012. Delinquencies in the single-family residential portfolio, the largest portion of the loan portfolio, decreased from 3.43% at June 30, 2011, to 2.81% at June 30, 2012. In addition to these improving asset quality trends, real estate values are beginning to increase in most of the Company's primary markets. As a result, the Company recorded a smaller provision for loan losses in the current quarter as compared to the same quarter one year ago. $116,164,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $21,787,000 was made up of specific reserves on loans that were deemed to be impaired at June 30, 2012. For the period ending June 30, 2011,

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

$114,159,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $46,940,000 was made up of specific reserves on loans that were deemed to be impaired. The primary reasons for the shift in total allowance allocation from specific reserves to general reserves is due to the Company having already addressed many of the problem loans focused in the speculative construction and land A&D portfolios, combined with a still weak macro economic environment which may negatively impact the single-family residential portfolio.
The following tables shows a summary of loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves as of June 30, 2012 and September 30, 2011:

June 30, 2012	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$80,437	$5,823,964	1.4%	$907	$80,842	1.1%
Construction - speculative	8,615	98,980	8.7	4,238	31,760	13.3
Construction - custom	344	210,488	0.2	—	—	—
Land - acquisition & development	5,777	40,803	14.2	11,617	94,589	12.3
Land - consumer lot loans	6,447	142,712	4.5	890	2,417	36.8
Multi-family	2,728	671,837	0.4	2,110	20,927	10.1
Commercial real estate	1,136	286,779	0.4	2,012	23,808	8.5
Commercial & industrial	6,950	147,394	4.7	13	1,183	1.1
HELOC	972	113,559	0.9	—	—	—
Consumer	2,758	68,202	4.0	—	—	—
	$116,164	$7,604,718	1.5	$21,787	$255,526	8.5
 ___________________

(1)	Excludes acquired and covered loans

September 30, 2011	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$77,441	$6,186,322	1.3%	$5,866	$32,556	18.0%
Construction - speculative	6,969	89,986	7.7	6,859	50,473	13.6
Construction - custom	623	279,851	0.2	—	—	—
Land - acquisition & development	10,489	61,277	17.1	22,230	139,415	15.9
Land - consumer lot loans	4,385	160,906	2.7	1,135	2,240	50.7
Multi-family	3,443	679,823	0.5	4,180	20,850	20.0
Commercial real estate	2,730	268,906	1.0	1,601	34,536	4.6
Commercial & industrial	5,058	106,406	4.8	41	2,926	1.4
HELOC	1,139	115,092	1.0	—	—	—
Consumer	2,971	67,509	4.4	—	—	—
	$115,248	$8,016,078	1.4	$41,912	$282,996	14.8

(1)	Excludes covered loans
The following tables provide information on loans based on credit quality indicators (defined in Note A) as of June 30, 2012 and

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

September 30, 2011:
Credit Risk Profile by Internally Assigned Grade (excludes covered loans):

June 30, 2012	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,714,905	$299	$189,601	$—	$—	$5,904,805
Construction - speculative	80,542	6,695	43,504	—	—	130,741
Construction - custom	210,488	—	—	—	—	210,488
Land - acquisition & development	42,907	21,935	70,550	—	—	135,392
Land - consumer lot loans	144,658	356	115	—	—	145,129
Multi-family	660,948	7,574	24,241	—	—	692,763
Commercial real estate	271,050	4,608	34,930	—	—	310,588
Commercial & industrial	146,075	352	2,150	—	—	148,577
HELOC	113,559	—	—	—	—	113,559
Consumer	67,301	528	373	—	—	68,202
	7,452,433	42,347	365,464	—	—	7,860,244

Credit impaired acquired loans
Pool 1 - Construction and land A&D	2,514	—	3,587	—	—	6,101
Pool 2 - Single-family residential	343	—	—	—	—	343
Pool 3 - Multi-family	—	—	1,074	—	—	1,074
Pool 4 - HELOC & other consumer	15,151	—	—	—	—	15,151
Pool 5 - Commercial real estate	52,223	5,493	32,257	1,033	—	91,006
Pool 6 - Commercial & industrial	2,548	805	1,343	404	—	5,100
Total credit impaired acquired loans	72,779	6,298	38,261	1,437	—	118,775
Total gross loans	$7,525,212	$48,645	$403,725	$1,437	$—	$7,979,019

Total grade as a % of total gross loans	94.3%	0.6%	5.1%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

September 30, 2011	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Single-family residential	$6,047,279	$—	$171,599	$—	$—	$6,218,878
Construction - speculative	56,485	21,035	62,939	—	—	140,459
Construction - custom	279,851	—	—	—	—	279,851
Land - acquisition & development	44,888	44,840	110,964	—	—	200,692
Land - consumer lot loans	162,670	—	476	—	—	163,146
Multi-family	663,582	4,629	32,462	—	—	700,673
Commercial real estate	264,083	4,125	35,234	—	—	303,442
Commercial & industrial	104,171	1,128	1,407	2,245	381	109,332
HELOC	115,092	—	—	—	—	115,092
Consumer	66,512	528	469	—	—	67,509
	$7,804,613	$76,285	$415,550	$2,245	$381	$8,299,074
Total grade as a % of total gross loans	94.1%	0.9%	5.0%	—%	—%

Credit Risk Profile Based on Payment Activity (excludes acquired and covered loans):

June 30, 2012	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,775,510	97.8%	$129,295	2.2%
Construction - speculative	118,317	90.5	12,424	9.5
Construction - custom	209,949	99.7	539	0.3
Land - acquisition & development	122,878	90.8	12,514	9.2
Land - consumer lot loans	139,285	96.0	5,844	4.0
Multi-family	689,358	99.5	3,405	0.5
Commercial real estate	304,303	98.0	6,285	2.0
Commercial & industrial	148,577	100.0	—	—
HELOC	113,171	99.7	388	0.3
Consumer	67,863	99.5	339	0.5
	$7,689,211	97.8	$171,033	2.2

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
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
The following table provides information on impaired loans based on loan types as of June 30, 2012 and September 30, 2011:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

					Average Recorded Investment
June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance		Quarter Ended June 30, 2012	Nine Months Ended June 30, 2012
	(In thousands)
With no related allowance recorded:
Single-family residential	$76,505	$94,492	$—		$60,077	$33,103
Construction - speculative	14,041	16,819	—		15,463	13,697
Construction - custom	—	157	—		—	—
Land - acquisition & development	16,213	35,449	—		16,422	18,025
Land - consumer lot loans	794	1,000	—		438	219
Multi-family	8,276	8,484	—		7,889	6,638
Commercial real estate	26,038	39,965	—		14,982	7,962
Commercial & industrial	1,568	13,265	—		885	443
HELOC	90	3,018	—		83	42
Consumer	—	60	—		—	—
	143,525	212,709	—		116,239	80,129
With an allowance recorded:
Single-family residential	345,103	345,103	25,796		334,249	333,820
Construction - speculative	14,602	14,602	4,238		14,600	14,519
Construction - custom	—	—	—		—	—
Land - acquisition & development	26,985	26,984	11,617		27,232	27,966
Land - consumer lot loans	1,622	1,622	890		811	406
Multi-family	11,312	11,312	2,110		11,332	11,367
Commercial real estate	7,269	7,269	2,012		6,912	6,656
Commercial & industrial	13	13	13		18	28
HELOC	—	—	—		—	—
Consumer	—	—	—		—	—
	406,906	406,905	46,676	(1)	395,154	394,762
Total:
Single-family residential	421,608	439,595	25,796		394,326	366,923
Construction - speculative	28,643	31,421	4,238		30,063	28,216
Construction - custom	—	157	—		—	—
Land - acquisition & development	43,198	62,433	11,617		43,654	45,991
Land - consumer lot loans	2,416	2,622	890		1,249	625
Multi-family	19,588	19,796	2,110		19,221	18,005
Commercial real estate	33,307	47,234	2,012		21,894	14,618
Commercial & industrial	1,581	$13,278	13		903	471
HELOC	90	3,018	—		83	42
Consumer	—	60	—		—	—
	$550,431	$619,614	$46,676	(1)	$511,393	$474,891
____________________
(1)Includes $21,787,000 of specific reserves and $24,889,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
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
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
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

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. The objective of this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. This ASU permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance in Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the fair value of the asset is less than its carrying amount, an entity should recognize an impairment loss in the amount of the difference. In accordance with the amendments in this ASU, an entity will have an option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in Update 2011-08. The Company early adopted this ASU and the guidance had no impact on the Company's financial condition and results of operations.

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
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

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

The following table presents the balance of assets measured at fair value on a recurring basis at June 30, 2012:

	Fair Value at June 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
Equity securities	$—	$—	$—	$—
Obligations of U.S. government	—	114,141	—	114,141
Obligations of states and political subdivisions	—	24,001	—	24,001
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	303,214	—	303,214
Mortgage-backed securities			—
Agency pass-through certificates	—	3,184,759	—	3,184,759
Other debt securities	—	—	—	—
Balance at end of period	$—	$3,626,115	$—	$3,626,115
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the quarter ended June 30, 2012.
Measured on a Nonrecurring Basis
Impaired Loans & Real Estate Held for Sale
From time to time, and on a nonrecurring basis, fair value adjustments to collateral-dependent loans and real estate held for sale are recorded to reflect write-downs of principal balances based on the current appraised or estimated value of the collateral. When management determines that the fair value of the collateral or the real estate held for sale requires additional adjustments, either as a result of a non-current appraisal value or when there is no observable market price, the Company classifies the impaired loan or real estate held for sale as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2012 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as covered REO and real estate held for sale for which fair value of the properties was less than the cost basis.
Real estate held for sale consists principally of properties acquired through foreclosure.
The following table presents the aggregated balance of assets measured at estimated fair value on a nonrecurring basis through the quarter ended June 30, 2012, and the total losses resulting from those fair value adjustments for the quarter and nine months ended June 30, 2012. The following estimated fair values are shown gross of estimated selling costs:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	Through June 30, 2012				Quarter Ended June 30, 2012	Nine Months Ended June 30, 2012
	Level 1	Level 2	Level 3	Total	Total Losses
	(In thousands)
Impaired loans (1)	$—	$—	$133,929	$133,929	$13,459	$36,291
Covered REO (2)	—	—	32,817	32,817	923	2,124
Real estate held for sale (2)	—	—	157,547	157,547	21,756	61,100
Balance at end of period	$—	$—	$324,293	$324,293	$36,138	$99,515
 ___________________

(1)	The losses represents remeasurements of collateral-dependent loans.

(2)	The losses represents aggregate writedowns and charge-offs on real estate held for sale.
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at June 30, 2012.
The following describes the process used to value Level 3 assets measured on a nonrecurring basis:
Impaired loans - The Company adjusts the carrying amount of impaired loans when there is evidence of probable loss and the expected fair value of the loan is less than its contractual amount. The amount of the impairment may be determined based on the estimated present value of future cash flows or the fair value of the underlying collateral. Impaired loans with a specific reserve allowance based on cash flow analysis or the value of the underlying collateral are classified as Level 3 assets.
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

Real estate held for sale ("REO") - These assets are valued based on inputs such as appraisals and third-party price opinions, less estimated selling costs. Assets that are acquired through foreclosure are recorded initially at the lower of the loan balance or fair value at the date of foreclosure. After foreclosure, valuations are updated periodically, and current market conditions my require the assets to be written down further to a new cost basis. The following method is used to value real estate held for sale:

•
When a loan is reclassified from loan status to real estate held for sale due to the Company taking possession of the collateral, a Special Credits officer, along with the Special Credits manager, obtains a valuation, which may include a third-party appraisal, which is used to establish the fair value of the underlying collateral. The determined fair value, to the extent it does not exceed the carrying value of the loan, becomes the carrying value of the REO asset. In addition to the valuations from independent third-party sources, the carrying balance of REO assets are written down once a bona fide offer is contractually accepted, through execution of a Purchase and Sale Agreement, where the accepted price is lower than the current balance of the particular REO asset. The fair value of REO assets is re-evaluated quarterly and the REO asset is adjusted to reflect the lower of cost or fair value as necessary.

Fair Values of Financial Instruments

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

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

		June 30, 2012		September 30, 2011
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$963,766	$963,766	$816,002	$816,002
Available-for-sale securities	2
Equity securities		—	—	—	—
Obligations of U.S. government		114,141	114,141	190,527	190,527
Obligations of states and political subdivisions		24,001	24,001	23,568	23,568
Obligations of foreign governments		—	—	—	—
Corporate debt securities		303,214	303,214	29,959	29,959
Mortgage-backed securities
Agency pass-through certificates		3,184,759	3,184,759	3,011,090	3,011,090
Other debt securities		—	—	—	—
Total available-for-sale securities		3,626,115	3,626,115	3,255,144	3,255,144
Held-to-maturity securities	2
Equity securities		—	—	—	—
Obligations of U.S. government		—	—	—	—
Obligations of states and political subdivisions		795	812	1,950	2,023
Obligations of foreign governments		—	—	—	—
Corporate debt securities		—	—	—	—
Mortgage-backed securities
Agency pass-through certificates		34,433	37,215	45,086	48,593
Other debt securities		—	—	—	—
Total held-to-maturity securities		35,228	38,027	47,036	50,616
Loans receivable	3	7,616,205	8,262,700	7,935,877	8,479,307
Covered loans	3	302,681	304,420	382,183	375,027
FDIC indemnification asset	3	97,380	95,138	98,871	101,751
FHLB stock	2	151,674	151,674	151,755	151,755
Financial liabilities
Customer accounts	2	8,683,181	8,500,515	8,665,903	8,557,357
FHLB advances and other borrowings	2	2,757,146	3,097,509	2,762,066	3,038,127

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
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
The following is a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	June 30, 2012
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$500	$36	$—	$536	4.00%
1 to 5 years	—	—	—	—	—
5 to 10 years	109,300	4,330	(25)	113,605	1.34
Over 10 years	—	—	—	—	—
Corporate bonds due
1 to 5 years	273,658	350	(58)	273,950	0.87
5 to 10 years	30,000	464	(1,200)	29,264	4.00
Municipal bonds due
Over 10 years	20,446	3,555	—	24,001	6.45
Mortgage-backed securities
Agency pass-through certificates	3,093,024	94,775	(3,040)	3,184,759	4.48
	3,526,928	103,510	(4,323)	3,626,115	4.11
Held-to-maturity securities
Tax-exempt municipal bonds due
Within 1 year	795	17	—	812	5.72
1 to 5 years	—	—	—	—	—
5 to 10 years	—	—	—	—	—
Over 10 years	—	—	—	—	—
U.S. government and agency securities due
1 to 5 years	—	—	—	—	—
Mortgage-backed securities
Agency pass-through certificates	34,433	2,782	—	37,215	5.31
	35,228	2,799	—	38,027	5.32
	$3,562,156	$106,309	$(4,323)	$3,664,142	4.12%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
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
During the period ending June 30, 2012, $3,500,000 of available-for-sale securities were sold, resulting in a gain of $0. $131,361,000 of available-for-sale securities were sold during the period ending June 30, 2011, resulting in a gain of $8,147,000.
Substantially all mortgage-backed securities have contractual due dates that exceed 10 years.
The following table shows the unrealized gross losses and fair value of securities at June 30, 2012, by length of time that individual securities in each category have been in a continuous loss position. Management believes that the declines in fair value of these investments are not an other than temporary impairment.

	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value

Corporate bonds due	$(1,258)	$32,400	$—	$—	$(1,258)	$32,400
U.S. government and agency securities due	(25)	99,975	—	—	(25)	99,975
Agency pass-through certificates	(2,787)	401,777	(253)	33,822	(3,040)	435,599
	(4,070)	$534,152	$(253)	$33,822	(4,323)	$567,974

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

NOTE H – Covered Assets
Covered assets represent loans and real estate held for sale acquired from the FDIC that are subject to loss sharing agreements and were $335,823,000 as of June 30, 2012, versus $438,566,000 as of September 30, 2011.
Changes in the carrying amount and accretable yield for acquired impaired and non-impaired loans were as follows:

June 30, 2012	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$37,072	$116,061	$30,370	$269,888
Accretion	(15,142)	15,142	(4,939)	4,939
Transfers to REO	—	(13,094)	—	—
Payments received, net	—	(43,361)	—	(46,894)
Balance at end of period	$21,930	$74,748	$25,431	$227,933

September 30, 2011	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$27,019	$190,530	$39,813	$343,944
Reclassification from nonaccretable balance, net	24,025	—	—	—
Accretion	(13,972)	13,972	(9,443)	9,443
Transfers to REO	—	(54,638)	—	—
Payments received, net	—	(33,803)	—	(83,499)
Balance at end of period	$37,072	$116,061	$30,370	$269,888

At June 30, 2012, none of the acquired impaired or non-impaired loans were classified as non-performing assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans. The allowance for credit losses related to the acquired loans resulted from decreased expectations of future cash flows due to increased credit losses for certain acquired loan pools.
The outstanding principal balance of acquired loans was $399,768,000 and $495,358,000 as of June 30, 2012 and September 30, 2011, respectively. The discount balance related to the acquired loans was $93,321,000 and $109,409,000 as of June 30, 2012 and September 30, 2011, respectively.
The following table shows the year to date activity for the FDIC indemnification asset:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	June 30, 2012	September 30, 2011
	(In thousands)
Balance at beginning of period	$101,634	$131,128
Additions	5,742	10,470
Payments made (received)	(276)	(32,828)
Amortization	(11,023)	(10,239)
Accretion	1,303	3,103
Balance at end of period	$97,380	$101,634
The following tables provide information on covered loans based on credit quality indicators (defined in Note A) as of June 30, 2012 and September 30, 2011:
Credit Risk Profile by Internally Assigned Grade:

June 30, 2012	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Purchased non credit-impaired loans:
Single-family residential	$34,874	$—	$3,868	$—	$—	$38,742
Construction - speculative	—	—	—	—	—	—
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	4,623	2,669	6,031	—	—	13,323
Land - consumer lot loans	503	—	—	—	—	503
Multi-family	29,347	—	2,754	—	—	32,101
Commercial real estate	93,387	1,104	30,843	—	—	125,334
Commercial & industrial	6,953	917	6,707	—	—	14,577
HELOC	19,307	—	—	—	—	19,307
Consumer	973	—	—	—	—	973
	189,967	4,690	50,203	—	—	244,860
Total grade as a % of total net loans	77.6%	1.9%	20.5%	—%	—%

Purchased credit-impaired loans:
Pool 1 - Construction and land A&D	9,807	5,865	39,582	—	—	55,254
Pool 2 - Single-family residential	379	—	3,959	—	—	4,338
Pool 3 - Multi-family	—	3,019	—	—	—	3,019
Pool 4 - HELOC & other consumer	1,171	—	3,469	—	—	4,640
Pool 5 - Commercial real estate	408	27,739	42,447	—	—	70,594
Pool 6 - Commercial & industrial	3,881	1,497	11,685	—	—	17,063
	$15,646	$38,120	$101,142	$—	$—	154,908
					Total covered loans	399,768
					Discount	(93,321)
					Allowance	(3,766)
					Covered loans, net	$302,681

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

The following tables provide an analysis of the age of purchased non credit-impaired loans in past due status for the periods ended June 30, 2012 and September 30, 2011:

June 30, 2012	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
Single-Family Residential	$38,742	$36,523	$81	$—	$2,138	$2,219	5.73%
Construction - Speculative	—	—	—	—	—	—	NM
Construction - Custom	—	—	—	—	—	—	NM
Land - Acquisition & Development	13,323	12,847	476	—	—	476	3.57
Land - Consumer Lot Loans	503	405	—	—	98	98	19.48
Multi-Family	32,101	30,593	—	—	1,508	1,508	4.70
Commercial Real Estate	125,334	123,411	—	—	1,923	1,923	1.53
Commercial & Industrial	14,577	11,094	30	—	3,453	3,483	23.89
HELOC	19,307	18,814	18	244	231	493	2.55
Consumer	973	961	1	11	—	12	1.23
	$244,860	$234,648	$606	$255	$9,351	$10,212	4.17%

September 30, 2011	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
Single-Family Residential	$46,214	$43,445	$1,034	$30	$1,705	$2,769	5.99%
Construction - Speculative	1,315	1,315	—	—	—	—	NM
Construction - Custom	—	—	—	—	—	—	NM
Land - Acquisition & Development	15,058	13,344	487	—	1,227	1,714	11.38
Land - Consumer Lot Loans	654	527	16	—	111	127	19.42
Multi-Family	34,906	33,398	—	—	1,508	1,508	4.32
Commercial Real Estate	148,464	142,060	1,527	—	4,877	6,404	4.31
Commercial & Industrial	22,881	18,049	3,606	703	523	4,832	21.12
HELOC	21,730	20,339	731	391	269	1,391	6.40
Consumer	1,199	1,123	31	8	37	76	6.34
	$292,421	$273,600	$7,432	$1,132	$10,257	$18,821	6.44%

NM - not meaningful

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q includes certain “forward-looking statements,” as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. Actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding the Company’s intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to: general economic conditions; legislative and regulatory changes, including without limitation the potential effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations to be promulgated thereunder; monetary fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; cost of funds; demand for loan products; demand for financial services; competition; changes in the quality or composition of the Company’s loan and investment portfolios; changes in accounting principles; policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees, including without limitation the Bank’s ability to comply in a timely and satisfactory manner with the requirements of the memorandum of understanding entered into with the Office of The Comptroller of the Currency. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.
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
At June 30, 2012, the Company had approximately $1.18 billion more liabilities subject to repricing in the next year than assets, which amounted to a negative one-year maturity gap of 8.8% of total assets. This was a decrease from the 16.5% negative gap as of September 30, 2011.
The potential impact of rising interest rates on net income for one year has also been estimated using a model that is based on account level of detail for loans and deposits. In the event of an immediate and parallel increase of 200 basis points in interest rates, we would expect net interest income to decrease by 1.35%. In the event of a gradual increase from current rates by 200 basis points over a twelve-month period, we would expect a decrease in net interest income of .5%.
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
The net portfolio value (“NPV”) is the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates is another measure of interest rate risk. This approach provides a longer term view of interest rate risk as it incorporates all future expected cash flows. In the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $451 million and the NPV to total assets ratio to decline to 12.78%. As of September 30, 2011 the estimated decrease in NPV in the event of a 200 basis point increase in rates was estimated to decline by $619 million and the NPV to total assets ratio to decline to 11.04%.
The interest rate spread decreased to 2.88% at June 30, 2012 from 3.13% at September 30, 2011. The spread decreased due to a decline in the average rate on earning assets. As of June 30, 2012, the weighted average rate on earning assets decreased by 40 basis points compared to September 30, 2011, while the weighted average rates on customer deposit accounts and borrowings

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

decreased by 15 basis points over the same period.
As of June 30, 2012, the Company had increased total assets by $24,600,000 from $13,440,749,000 at September 30, 2011. For the quarter ended June 30, 2012, compared to September 30, 2011, loans (both non-covered and covered) decreased $399,174,000, or 4.8%. To help offset the reduced income from loans, investment securities increased $359,163,000, or 10.9%. Cash and cash equivalents of $963,766,000 and stockholders’ equity of $1,933,281,000 provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s net worth at June 30, 2012 was $1,933,281,000, or 14.36% of total assets. This was an increase of $26,748,000 from September 30, 2011 when net worth was $1,906,533,000, or 14.18% of total assets. The Company’s net worth was impacted in the nine months ended June 30, 2012 by net income of $102,651,000, the payment of $25,580,000 in cash dividends, treasury stock purchases that totaled $30,307,000, as well as a decrease in other comprehensive income of $23,053,000.
Management believes this strong net worth position will help the Company manage its interest rate risk and provide the capital support needed for controlled growth in a regulated environment. To be categorized as well capitalized, Washington Federal must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

	Actual		Capital Adequacy Guidelines		Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(In thousands)
June 30, 2012
Total capital to risk-weighted assets	$1,646,427	26.43%	$498,333	8.00%	$622,917	10.00%
Tier I capital to risk-weighted assets	1,567,757	25.17%	N/A	N/A	373,750	6.00%
Core capital to adjusted tangible assets	1,567,757	11.87%	N/A	N/A	660,630	5.00%
Core capital to total assets	1,567,757	11.87%	528,504	4.00%	N/A	N/A
Tangible capital to tangible assets	1,567,757	11.87%	528,504	4.00%	N/A	N/A

September 30, 2011
Total capital to risk-weighted assets	1,624,817	24.68%	526,765	8.00%	658,456	10.00%
Tier I capital to risk-weighted assets	1,543,438	23.44%	N/A	N/A	395,074	6.00%
Core capital to adjusted tangible assets	1,543,438	11.82%	N/A	N/A	652,672	5.00%
Core capital to total assets	1,543,438	11.82%	391,603	3.00%	N/A	N/A
Tangible capital to tangible assets	1,543,438	11.82%	195,802	1.50%	N/A	N/A
CHANGES IN FINANCIAL CONDITION
Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $370,971,000, or 11.4%, during the nine months ended June 30, 2012, which included the purchase of $1,499,227,000 of available-for-sale securities. There were $3,500,000 of available-for-sale securities sold during the nine months ended June 30, 2012, resulting in no gain or loss. During the same period, there were no purchases or sales of held-to-maturity securities. As of June 30, 2012, the Company had net unrealized gains on available-for-sale securities of $62,736,000, net of tax, which were recorded as part of stockholders’ equity. The Company increased its available-for-sale investment portfolio to partially replace some of the lost interest income on maturing and prepaying loans and mortgage-backed securities.
Loans receivable: During the nine months ended June 30, 2012, the balance of loans receivable decreased 4.0% to $7,616,205,000 compared to $7,935,877,000 at September 30, 2011. This decrease is consistent with management’s strategy to reduce the Company’s exposure to land and construction loans and not aggressively compete for 30 year fixed-rate mortgages at current market rates. Additionally, during the year to date period, $124,482,000 of loans were transferred to REO. If the current low rates on 30 year fixed-rate mortgages persist, management will consider continuing to shrink the Company's loan portfolio. The following

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

table shows the loan portfolio by category for the last three quarters.

Loan Portfolio by Category *	December 31, 2011		March 31, 2012		June 30, 2012
Non-Acquired loans	(In thousands)
Single-family residential	$6,079,712	74.0%	$5,971,540	74.0%	$5,904,805	74.0%
Construction - speculative	129,766	1.6	128,719	1.6	130,741	1.6
Construction - custom	271,227	3.3	235,566	3.3	210,488	2.6
Land - acquisition & development	171,678	2.1	151,967	2.1	135,392	1.7
Land - consumer lot loans	154,874	1.9	149,967	1.9	145,129	1.8
Multi-family	687,367	8.4	686,467	8.4	692,763	8.7
Commercial real estate	308,529	3.8	293,234	3.8	310,588	3.9
Commercial & industrial	85,463	1.0	94,919	1.0	148,577	1.9
HELOC	113,781	1.4	113,368	1.4	113,559	1.4
Consumer	63,106	0.8	71,081	0.8	68,202	0.9
Total non-acquired loans	8,065,503	98.3	7,896,828	98.3	7,860,244	98.5
Credit-impaired acquired loans
Single-family residential	2,778	—	2,093	—	343	—
Construction - speculative	354	—	139	—	1,889	—
Land - acquisition & development	4,287	0.1	4,490	0.1	4,211	0.1
Multi-family	1,782	—	1,229	—	1,074	—
Commercial real estate	106,345	1.3	101,254	1.3	91,006	1.1
Commercial & industrial	8,849	0.1	7,765	0.1	5,100	0.1
HELOC	18,308	0.2	17,215	0.2	15,037	0.2
Consumer	137	—	125	—	115	—
Total credit-impaired acquired loans	142,840	1.7	134,310	1.7	118,775	1.5
Total loans
Single-family residential	6,082,490	74.0	5,973,633	74.0	5,905,148	74.0
Construction - speculative	130,120	1.6	128,858	1.6	132,630	1.7
Construction - custom	271,227	3.3	235,566	3.3	210,488	2.6
Land - acquisition & development	175,965	2.2	156,457	2.2	139,603	1.7
Land - consumer lot loans	154,874	1.9	149,967	1.9	145,129	1.8
Multi-family	689,149	8.4	687,696	8.4	693,837	8.7
Commercial real estate	414,874	5.1	394,488	5.1	401,594	5.1
Commercial & industrial	94,312	1.1	102,684	1.1	153,677	1.9
HELOC	132,089	1.6	130,583	1.6	128,596	1.6
Consumer	63,243	0.8	71,206	0.8	68,317	0.9
Total loans	8,208,343	100%	8,031,138	100%	7,979,019	100%
Less:
Allowance for probable losses	154,540		143,819		137,951
Loans in process	159,437		133,379		155,051
Discount on acquired loans	48,929		43,687		35,200
Deferred net origination fees	35,362		34,236		34,612
	398,268		355,121		362,814
	$7,810,075		$7,676,017		$7,616,205
 ____________________

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

* Excludes covered loans
Covered loans: As of June 30, 2012, covered loans had decreased 20.8%, or $79,502,000, to $302,681,000, compared to September 30, 2011, due to continued paydowns and transfers of the properties into covered real estate owned.
Non-performing assets: Non-performing assets, which excludes discounted acquired assets, decreased during the quarter ended June 30, 2012 to $278,490,000 from $370,294,000 at September 30, 2011, a 24.8% decrease. The continued elevated level of NPAs is a result of the significant decline in housing values in the western United States and the national recession over the last three years. Non-performing assets as a percentage of total assets was 2.07% at June 30, 2012 compared to 2.76% at September 30, 2011. This level of NPAs remains significantly higher than the 0.91% average in the Company’s 28+ year history as a public company. The Company anticipates NPAs will continue to be elevated in the future until the residential real estate market stabilizes and values recover.
The following table sets forth information regarding restructured and non-accrual loans and REO held by the Company at the dates indicated.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	June 30, 2012		September 30, 2011
	(In thousands)
Restructured loans:
Single-family residential	$360,150	83.2%	$309,372	82.0%
Construction - speculative	15,875	3.7	15,481	4.1
Construction - custom	1,196	0.3	—	—
Land - acquisition & development	17,075	3.9	18,033	4.8
Land - consumer lot loans	14,107	3.3	13,124	3.5
Multi - family	17,007	3.9	19,046	5.0
Commercial real estate	7,049	1.6	1,435	0.4
Commercial & industrial	2	—	828	0.2
HELOC	290	0.1	177	—
Consumer	—	—	—	—
Total restructured loans (1)	432,751	100%	377,496	100%
Non-accrual loans:
Single-family residential	129,295	75.6%	126,624	60.3%
Construction - speculative	12,424	7.3	15,383	7.3
Construction - custom	539	0.3	635	0.3
Land - acquisition & development	12,514	7.3	37,339	17.7
Land - consumer lot loans	5,844	3.4	8,843	4.2
Multi-family	3,405	2.0	7,664	3.6
Commercial real estate	6,285	3.7	11,380	5.4
Commercial & industrial	—	—	1,679	0.8
HELOC	388	0.2	481	0.2
Consumer	339	0.2	437	0.2
Total non-accrual loans (2)	171,033	100%	210,465	100%
Total REO (3)	88,231		129,175
Total REHI (3)	19,226		30,654
Total non-performing assets	$278,490		$370,294
Total non-performing assets and performing restructured loans as a percentage of total assets	5.03%		5.14%
(1) Restructured loans were as follows:
Performing	$399,299	92.3%	$320,018	84.8%
Non-accrual *	33,452	7.7	57,478	15.2
	$432,751	100%	$377,496	100%

*	Included in "Total non-accrual loans" above

(2)
The Company recognized interest income on nonaccrual loans of approximately $2,224,000 in the nine months ended June 30, 2012. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $7,891,000 for the nine months ended June 30, 2012.

In addition to the nonaccrual loans reflected in the above table, at June 30, 2012, the Company had $156,281,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company’s ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 6.19% at June 30, 2012.

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

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Company about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 83.2% of restructured loans as of June 30, 2012. The concession for these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period.
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

	June 30, 2012			September 30, 2011
	Amount	Loans to Total Loans (1)	Coverage Ratio (2)	Amount	Loans to Total Loans (1)	Coverage Ratio (2)
	(In thousands)			(In thousands)
Single-family residential	$81,344	75.1%	1.4%	$83,307	74.9%	1.3%
Construction - speculative	12,853	1.7	9.8	13,828	1.7	9.8
Construction - custom	344	2.7	0.2	623	3.4	0.2
Land - acquisition & development	17,394	1.7	12.8	32,719	2.4	16.3
Land - consumer lot loans	7,337	1.8	5.1	5,520	2.0	40.0
Multi-family	4,838	8.8	0.7	7,623	8.4	1.1
Commercial real estate	3,148	4.0	1.0	4,331	3.7	1.4
Commercial & industrial	6,963	1.9	4.7	5,099	1.3	4.7
HELOC	972	1.4	0.9	1,139	1.4	1.0
Consumer	2,758	0.9	4.0	2,971	0.8	4.4
	$137,951	100%		$157,160	100%
 __________________

(1)	Represents the total amount of the loan category as a % of total gross non-acquired and non-covered loans outstanding.

(2)	Represents the allocated allowance of the loan category as a % of total gross non-acquired and non-covered loans outstanding for the same loan category.
Customer accounts: Customer accounts increased $17,278,000, or 0.20%, to $8,683,181,000 at June 30, 2012 compared with $8,665,903,000 at September 30, 2011. The following table shows the composition of the Company’s customer accounts as of the dates shown:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deposits by Type

	June 30, 2012			September 30, 2011
	(In thousands)
			Wtd. Avg. Rate			Wtd. Avg. Rate
Non-interest checking	$272,819	3.1%	—%	$235,146	2.7%	—%
Interest checking	595,208	6.9	0.14%	543,907	6.3	0.13%
Savings (passbook/stmt)	300,182	3.5	0.20%	255,396	2.9	0.20%
Money Market	1,700,233	19.5	0.26%	1,627,739	18.8	0.26%
CD’s	5,814,739	67.0	1.32%	6,003,715	69.3	1.55%
Total	$8,683,181	100%	0.95%	$8,665,903	100%	1.14%
FHLB advances and other borrowings: Total borrowings decreased slightly to $2,757,146,000 at June 30, 2012, compared with $2,762,066,000 at September 30, 2011. The Company has a credit line with the FHLB Seattle equal to 50% of total assets, providing a substantial source of liquidity if needed. FHLB advances are collateralized as provided for in the Advances, Pledge and Security Agreement by all FHLB stock owned by the Company, deposits with the FHLB and certain mortgages or deeds of trust securing such properties as provided in the agreements with the FHLB.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Net Income: The quarter ended June 30, 2012, produced net income of $35,163,000 compared to $30,121,000 for the same quarter one year ago. For the nine months ended June 30, 2012, net income totaled $102,651,000 compared to $80,475,000 for the nine months ended June 30, 2011. The net income for the quarter and nine months ended June 30, 2012 benefited from overall lower credit costs, which included the provision for loan losses, and gains/losses on sales of REO. The provision for loan losses amounted to $10,367,000 and $39,576,000 for the quarter and nine months ended June 30, 2012, as compared to $21,000,000 and $77,750,000 for the three and nine month period one year ago. See related discussion in “Provision for Loan Losses” section below for reasons for the decrease in the provision for loan losses. In addition, gains/losses recognized on real estate acquired through foreclosure was a net gain of $1,146,000 for the three months ended June 30, 2012 and a net loss of $11,005,000 for the nine months ended June 30, 2012 as compared to net losses of $8,171,000 and $28,369,000 for the three and nine month periods one year ago.
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
Rate / Volume Analysis:

	Comparison of Quarters Ended 6/30/12 and 6/30/11			Comparison of Nine Months Ended 6/30/12 and 6/30/11
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest income:
Loans and covered loans	$(8,563)	$(1,058)	$(9,621)	$(26,116)	$1,196	$(24,920)
Mortgaged-backed securities	5,015	(10,443)	(5,428)	22,801	(23,108)	(307)
Investments (1)	822	(1,920)	(1,098)	(214)	(4,328)	(4,542)
All interest-earning assets	(2,726)	(13,421)	(16,147)	(3,529)	(26,240)	(29,769)
Interest expense:
Customer accounts	13	(6,691)	(6,678)	(554)	(22,343)	(22,897)
FHLB advances and other borrowings	960	(832)	128	3,066	(2,368)	698
All interest-bearing liabilities	973	(7,523)	(6,550)	2,512	(24,711)	(22,199)
Change in net interest income	$(3,699)	$(5,898)	$(9,597)	$(6,041)	$(1,529)	$(7,570)
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB stock
Provision for Loan Losses: The Company recorded a $10,367,000 provision for loan losses during the quarter ended June 30, 2012, while a $21,000,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $278,490,000, or 2.07% , of total assets at June 30, 2012, compared to $394,679,000, or 2.96%, of total assets one year ago. Non-accrual loans decreased from $232,752,000 at June 30, 2011, to $171,033,000 at June 30, 2012, a 26.5% decrease. The Company had net charge-offs of $16,235,000 for the quarter ended June 30, 2012, compared with $23,519,000 of net charge-offs for the same quarter one year ago. The decrease in the provision for loan losses is in response to four primary factors: first, the amount of NPA's improved; second, non-accrual loans as a percentage of net loans decreased from 2.9% at June 30, 2011, to 2.25% at June 30, 2012; third, the percentage of loans 30 days or more delinquent decreased from from 3.66% at June 30, 2011, to 2.69% at June 30, 2012; and finally, the Company's exposure in the land A&D and speculative construction portfolios, the source of the majority of losses during this period of the cycle, has decreased from a combined 4.5% of the gross loan portfolio at June 30, 2011, to 3.4% at June 30, 2012. Management believes the allowance for loan losses, totaling $137,951,000, is sufficient to absorb

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

estimated losses inherent in the portfolio.
See Note F for further discussion and analysis of the allowance for loan losses for the quarter ended June 30, 2012.
Other Income: The quarter ended June 30, 2012 produced total other income of $3,590,000 compared to $4,277,000 for the same quarter one year ago, a decrease of $687,000.
Other Expense: The quarter ended June 30, 2012, produced total other expense of $35,963,000 compared to $34,174,000 for the same quarter one year ago, a 5.2% increase. The increase in total other expense over the same comparable period one year ago was primarily due to the increase of $810,000 in compensation and benefits, which, for the quarter ended June 30, 2012 included the addition of the employees from the Charter Bank acquisition October 2011 and the Western National Bank transaction with the FDIC in December 2011. Also impacted by these acquisitions were the increases in occupancy expense and other expense of $324,000 and $1,755,000 respectively, for the quarter ended June 30, 2012 as compared to the prior year. Total other expense for the quarters ended June 30, 2012 and 2011 equaled 1.06% and 1.02%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 1,237 and 1,215 at June 30, 2012 and 2011, respectively.
Taxes: Income taxes increased to $19,778,000 for the quarter ended June 30, 2012, as compared to $16,943,000 for the same period one year ago. The effective tax rate for the quarters ended June 30, 2012 and 2011, was 36.00%. The Company expects an effective tax rate of 36.00% going forward.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended June 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2012 to April 30, 2012	—	$—	—	6,908,314
May 1, 2012 to May 31, 2012	—	—	—	6,908,314
June 1, 2012 to June 30, 2012	—	—	—	6,908,314
Total	—	$—	—	6,908,314
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

	Fiscal Years Ended September 30,
	2011	2010	2009
	(In thousands)

Net income	$111,141	$118,653	$48,172
Other comprehensive income (loss) net of tax:
Net unrealized gains (losses) on available-for-sales securities,
net of taxes of $16,981 for 2011	30,852	(19,203)	51,273
Reclassification adjustment of net gains from sale
of available-for-sale securities included in net income,
net of taxes of $2,892 for 2011	5,255	14,454	686
Other comprehensive income (loss)	36,107	(4,749)	51,959
Comprehensive income	$147,248	$113,904	$100,131

Item 6.        Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer

	31.2	Section 302 Certification by the Chief Financial Officer

	32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

	101	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter and nine months ended June 30, 2012 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2012	/S/ ROY M. WHITEHEAD
ROY M. WHITEHEAD Chairman, President and Chief Executive Officer

August 7, 2012	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL Executive Vice President and Chief Financial Officer