Form 10-K
period 2012-09-30
WASHINGTON FEDERAL INC
filed 2012-11-21
CIK 936528

United States
Securities and Exchange Commission
Washington, D.C. 20549
____________________________________
 FORM 10-K
____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012.
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
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of March 31, 2012, the aggregate market value of the 105,112,135 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 1,065,480 shares held by all directors and executive officers of the Registrant as a group, was $1,769,037,232. This figure is based on the closing sale price of $16.83 per share of the Registrant's Common Stock on March 31, 2012, as reported by Bloomberg.
Number of shares of Common Stock outstanding as of November 16, 2012: 106,227,990
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:
(1) Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2012, are incorporated into Part II, Items 5-8 and Part III, Item 12 of this Form 10-K.
(2) Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 16, 2013 are incorporated into Part III, Items 10-14 of this Form 10-K.

PART I
We make statements in this Annual Report on Form 10-K that constitute forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates,” “intends,” “forecasts,” “projects” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to help identify such forward-looking statements. These statements are not historical facts, but instead represent current expectations, plans or forecasts of the Company and are based on the beliefs and assumptions of the management of the Company and the information available to management at the time that these disclosures were prepared. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company's control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Company's forward-looking statements.
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

General
Washington Federal, Inc., formed in November 1994, is a Washington corporation headquartered in Seattle, Washington. The Company is a non-diversified unitary savings and loan holding company within the meaning of the Home Owners' Loan Act (“HOLA”),that conducts its operations through a federally-insured savings association subsidiary, Washington Federal (“Bank”). As used throughout this document, the terms “Washington Federal” or the “Company” refer to Washington Federal, Inc. and its consolidated subsidiaries and the term "Bank" refers to the operating subsidiary Washington Federal.
The Bank is a federal savings association that began operations in Washington as a state-chartered mutual company in 1917. In 1935, the Company converted to a federal charter and became a member of the Federal Home Loan Bank (“FHLB”) system. On November 9, 1982, Washington Federal converted from a federal mutual to a federal capital stock savings association.
The Company's fiscal year end is September 30th. All references to 2012, 2011 and 2010 represent balances as of September 30, 2012, September 30, 2011 and September 30, 2010, respectively, or activity for the fiscal years then ended.
The business of the Bank consists primarily of attracting deposits from the general public and investing these funds in loans of various types, including first lien mortgages on single-family dwellings, construction loans, land acquisition and development loans, loans on multi-family and other income producing properties, home equity loans and business loans. It also invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations. Washington Federal has 166 full service branches located in Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. Through its subsidiaries, the Company is also engaged in real estate investment and insurance brokerage activities.

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
The Company's growth has been generated both internally and as a result of 16 acquisitions. Six of those acquisitions involved government assistance in some form.

Western National Bank. Effective December 16, 2011, Washington Federal, acquired certain assets and liabilities, including most of the loans and deposits, of Western National Bank, headquartered in Phoenix, Arizona (“WNB”) from the Federal Deposit Insurance Corporation (“FDIC”) in an FDIC assisted transaction. Under the terms of the Purchase and Assumption Agreement, the Company and the FDIC agreed to a discount of $53 million on net assets and no loss sharing provision or premium on deposits. WNB operated three full-service offices in Arizona. The Company acquired certain assets with a book value of $177 million, including $143 million in loans and $7 million in foreclosed real estate, and selected liabilities with a book value of $153 million, including $136 million in deposits. Pursuant to the purchase and assumption agreement with the FDIC, the Company received a cash payment from the FDIC for $30 million. The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period December 16, 2011 to September 30, 2012.

Charter Bank. Effective October 14, 2011, the Company acquired six branch locations, four in Albuquerque, New Mexico, and two in Santa Fe, New Mexico, from Charter Bank. $254,821,000 of deposits were acquired for a premium of $1,061,000.

Horizon Bank. Effective January 8, 2010, the Bank acquired certain assets and liabilities, including most of the loans and deposits, of Horizon Bank, headquartered in Bellingham, Washington (“Horizon”) from the (“FDIC"), as receiver for Horizon. The Bank acquired certain assets with a book value of $1.19 billion, including $968 million in loans and $32 million in foreclosed real estate, and selected liabilities with a book value of $1.03 billion, including $820 million in deposits. The loans and foreclosed real estate purchased are covered by two loss share agreements between the FDIC and the Bank (one for single family loans and the other for all other loans and foreclosed real estate), which affords the Bank significant loss protection. Under the loss share agreements, the FDIC will cover 80% of covered loan and foreclosed real estate losses up to $536 million and 95% of losses in excess of that amount. The term for loss sharing on residential real estate loans is 10 years, while the term for loss sharing on non-residential real estate loans is 5 years with respect to losses and 8 years with respect to loss recoveries. The losses reimbursable by the FDIC are based on the book value of the relevant loan as determined by the FDIC at the date of the transaction. New loans made after that date are not covered by the loss share agreements. Loans that were classified as non-performing loans by Horizon are no longer classified as non-performing because, at acquisition, the carrying value of these loans was adjusted to reflect fair value and are covered under the FDIC loss sharing agreements. Management believes that the new book value reflects an amount that will ultimately be collected.

South Valley Bancorp, Inc. On April 4, 2012, the Company and South Valley Bancorp, Inc. (“South Valley”) announced the signing of a definitive merger agreement. The merger agreement calls for the merger of South Valley with and into the Company, followed by the merger of South Valley's wholly owned subsidiary, South Valley Bank & Trust, into the Bank. Under the terms of the definitive merger agreement, Washington Federal issued 1,995,936 shares and paid $10.4 million in cash consideration. Aggregate consideration, cash and stock combined, totaled $44 million. The transaction closed on October 31, 2012. The combined company has 190 offices in eight western states with total assets of approximately $13.3 billion and total deposits of approximately $9.3 billion.

The Bank is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”), its primary federal regulator, the Bureau of Consumer Financial Protection ("CFPB") and the Federal Deposit Insurance Corporation ("FDIC"), which insures its deposits up to applicable limits. Washington Federal, as a savings and loan holding company, is subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve System (" Federal Reserve"). The CFPB has broad authority to regulate providers of credit, payment and other consumer financial products and services and to bring actions to enforce federal consumer protection legislation as necessary.

The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OCC, the FDIC, the Federal Reserve, or the U.S. Congress, could have a significant impact on the Company and its operations. See “Regulation” section below.

On October 25, 2012, the Bank received written notification from the OCC, that the Memorandum of Understanding ("MOU") that was put into place by the Office of Thrift Supervision ("OTS"), the OCC's predecessor as the Bank's primary regulator, on July 28, 2010, has been removed in its entirety

	Average Statements of Financial Condition
	Year Ended September 30,
	2010			2011			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)
Assets
Loans (1)	$9,215,231	$561,069	6.09%	$8,622,994	$522,230	6.06%	$8,019,317	$484,833	6.05%
Mortgage-backed securities	1,989,979	91,775	4.61	2,587,369	108,207	4.18	3,169,620	96,142	3.03
Investment securities (2)	1,103,888	10,709.97		1,084,716	14,190	1.31	1,157,346	9,293.80
FHLB stock	149,103	7	—	151,751	8.01		151,957	3	—
Total interest-earning assets	12,458,201	663,560	5.33%	12,446,830	644,635	5.18%	12,498,240	590,271	4.72%
Other assets	915,566			975,714			881,776
Total assets	$13,373,767			$13,422,544			$13,380,016
Liabilities and Stockholders’ Equity
Checking accounts	$644,999	2,299.36%		$735,399	1,908.26%		$874,510	857.10%
Passbook and statement accounts	215,629	1,192.55		242,037	682.28		286,946	574.20
Insured money market accounts	1,475,920	12,029.82		1,647,363	7,148.43		1,701,721	4,610.27
Certificate accounts (time deposits)	6,255,530	130,552	2.09	6,143,456	105,845	1.72	5,845,670	80,771	1.38
Repurchase agreements with customers	46,112	288.62		35,211	252.72		32,677	127.39
FHLB advances	2,070,843	92,400	4.46	1,883,135	81,994	4.35	1,949,020	80,617	4.14
Securities sold under agreements to repurchase	800,000	29,869	3.73	800,000	29,867	3.73	692,473	25,693	3.71
Other borrowings	9,479	472	4.98	—	—	—	—	—	—
Total interest-bearing liabilities	11,518,512	269,101	2.34%	11,486,601	227,696	1.98%	11,383,017	193,249	1.70%
Other liabilities	44,511			81,600			85,669
Total liabilities	11,563,023			11,568,201			11,468,686
Stockholders’ equity	1,810,744			1,854,343			1,911,330
Total liabilities and stockholders’ equity	$13,373,767			$13,422,544			$13,380,016
Net interest income/Interest rate spread		$394,459	2.99%		$416,939	3.20%		$397,022	3.02%
Net interest margin (3)			3.17%			3.35%			3.18%
   ___________________

(1)
The average balance of loans includes nonaccruing loans and covered loans, interest on which is recognized on a cash basis. It also includes net accretion of deferred loan fees and costs of $10.2 million, $11.6 million and $16.0 million for years 2010, 2011 and 2012, respectively.

(2)	Includes cash equivalents and repurchase agreements.

(3)	Net interest income divided by average interest-earning assets.

Lending Activities
General. The Company's net portfolio of loans totaled $7.5 billion at September 30, 2012, representing approximately 60% of its total assets. The Company concentrates its lending activities on the origination of 30-year, fixed-rate mortgage loans, which are neither insured nor guaranteed by agencies of the United States government.
Washington Federal's lending activity is concentrated on the origination of loans secured by real estate, including long-term fixed-rate mortgage loans, adjustable-rate construction loans, adjustable-rate land development loans, fixed-rate multi-family loans and business loans.

The following table sets forth the composition of the Company’s gross loan portfolio, by loan type, as of September 30 for the years indicated.

	2008		2009		2010		2011		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
					(In thousands)
Loans (excluding covered loans):
Single-family residential	$6,868,956	69.5%	$6,785,723	72.3%	$6,551,837	74.8%	$6,218,878	74.9%	$5,779,264	73.5%
Construction – speculative	439,616	4.4	267,430	2.8	169,712	1.9	140,459	1.7	131,526	1.7
Construction – custom	317,894	3.2	258,839	2.8	256,384	2.9	279,851	3.4	211,690	2.7
Land – acquisition and development	724,421	7.3	519,130	5.5	307,230	3.5	200,692	2.4	128,379	1.6
Land – consumer lot loans	210,816	2.1	195,812	2.1	186,840	2.1	163,146	2.0	141,844	1.8
Multi-family	683,508	6.9	705,212	7.5	697,351	7.9	700,673	8.4	710,741	9.0
Commercial real estate	282,138	2.8	294,109	3.1	315,915	3.6	303,442	3.7	406,364	5.2
Commercial & industrial	151,844	1.5	119,019	1.3	83,070	0.9	109,332	1.3	166,115	2.1
HELOC	80,407.8		122,184	1.3	116,143	1.3	115,092	1.4	126,942	1.6
Consumer	153,072	1.5	120,081	1.3	92,624	1.1	67,509	0.8	63,471	0.8
GROSS LOANS	$9,912,672	100.0%	$9,387,539	100.0%	$8,777,106	100.0%	$8,299,074	100.0%	$7,866,336	100.0%
Less LIP, Allowance and net def. costs & fees	(411,052)		(404,109)		(353,403)		(363,197)		(414,338)
NET LOANS	$9,501,620		$8,983,430		$8,423,703		$7,935,877		$7,451,998
 ___________________

The following table sets forth the composition of the Company’s covered loan portfolio, by loan type, as of September 30, for the years indicated. There were no covered loans in the years prior to the acquisition of Horizon Bank on January 8, 2010.

	2010		2011		2012
	Amount	%	Amount	%	Amount	%
			(In thousands)
Loans:
Single-family residential	$66,735	9.7%	$55,449	11.3%	$43,375	11.6%
Construction – speculative	29,630	4.4	9,321	2.2	4,609	1.2
Construction – custom	6,927	1.0	2,799	0.6	1,196	0.3
Land – acquisition and development	102,982	15.0	47,217	9.5	34,177	9.2
Land – consumer lot loans	1,813	0.1	1,153	0.2	995	0.3
Multi-family	54,258	8.1	44,239	8.9	32,343	8.7
Commercial real estate	308,987	45.1	250,063	50.2	205,376	55.0
Commercial & industrial	83,554	12.1	58,874	11.9	31,527	8.4
HELOC	26,587	3.9	23,559	4.7	18,280	4.9
Consumer	3,911	0.6	2,684	0.5	1,577	0.4
Total covered loans	$685,384	100.0%	$495,358	100.0%	$373,455	100.0%
Allowance for losses	—		(3,766)		—
	$685,384		$491,592		$373,455
Discount	(150,910)		(109,409)		(85,079)
Covered loans, net	$534,474		$382,183		$288,376

The following table summarizes the scheduled contractual gross loan maturities for the Company’s total loan portfolio due for the periods indicated as of September 30, 2012. Amounts are presented prior to deduction of discounts, premiums, loans in process, deferred net loan origination fees and allowance for loan losses. Adjustable-rate loans are shown in the period in which loan principal payments are contractually due.
Contractual Maturities (excludes covered loans):

	Total	Less than 1 Year	1 to 5 Years	After 5 Years
	(In thousands)
Single-family residential	$5,779,264	$9,542	$83,380	$5,686,342
Construction – speculative	131,526	32,529	96,242	2,755
Construction – custom	211,690	173,411	28,804	9,475
Land – acquisition and development	128,379	65,445	61,179	1,755
Land – consumer lot loans	141,844	4,407	20,776	116,661
Multi-family	710,741	31,147	173,337	506,257
Commercial real estate	406,364	53,147	172,166	181,051
Commercial & industrial	166,115	30,264	77,134	58,717
HELOC	126,942	63	11,980	114,899
Consumer	63,471	23,354	16,912	23,205
	$7,866,336	$423,309	$741,910	$6,701,117
Loans maturing after one year:
Adjustable-rate	$1,208,367
Fixed-rate	6,234,660
Total	$7,443,027
The original contractual loan payment period for residential mortgage loans originated by the Company normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans have a weighted average life of four to eight years.
Lending Programs and Policies. The Company's principal lending activity is the origination of real estate mortgage loans to purchase or refinance single-family residences. The Company also originates a significant number of construction and land development loans, along with multi-family residential and commercial loans. At September 30, 2012, single-family residential loans totaled $5.8 billion, or 73.5% of the Company's gross loan portfolio; construction- speculative loans totaled $132 million, or 1.7% of the Company's gross loan portfolio; construction - custom loans totaled $212 million, or 2.7% of the Company's gross loan portfolio; land acquisition and development loans totaled $128 million, or 1.6% of the Company's gross loan portfolio; land - consumer lot loans totaled $142 million, or 1.8% of the Company's gross loan portfolio; multi-family loans totaled $711 million, or 9.0% of the Company's gross loan portfolio; commercial real estate loans totaled $406 million, or 5.2% of the Company's gross loan portfolio; commercial and industrial loans totaled $166 million, or 2.1% of the Company's gross loan portfolio; HELOC loans totaled $127 million, or 1.6% of the Company's gross loan portfolio and consumer loans totaled $65 million, or 0.8% of the Company's gross loan portfolio.
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
All of the Company's mortgage lending is subject to written, nondiscriminatory underwriting standards, loan origination procedures and lending policies prescribed by the Company's Board of Directors. Property valuations are required on all real estate loans. Appraisals are prepared by independent appraisers approved by the Company's management, and reviewed by the Company's staff. Property evaluations are sometimes utilized in lieu of appraisals on single-family real estate loans of $250,000 or less and are reviewed by the Company's staff. Detailed loan applications are obtained to determine the borrower's ability to repay and the more significant items on these applications are verified through the use of credit reports, financial statements or written confirmations. Depending on the size of the loan involved, a varying number of officers of the Company must approve the application before the loan can be granted. Federal guidelines limit the amount of a real estate loan made by a federal savings association, such as the Bank, to a specified percentage of the value of the property securing the loan, as determined by an evaluation at the time the loan is originated. This is referred to as the loan-to-value ratio. Maximum loan-to-value ratios for each type of real estate loan are established by the Company's Board of Directors. When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, Washington Federal considers the additional risk inherent in these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total balance for loans with loan-to-value ratios exceeding 80% at origination as of September 30, 2012, was $503 million, with allocated reserves of $12.1 million.
Construction loans. The Company originates construction loans to finance construction of single-family and multi-family residences as well as commercial properties. These loans to builders are generally indexed to the "prime rate" and normally have maturities of two years or less. Loans made to individuals for construction of their home generally are 30 year fixed rate loans. The Company's policies provide that for residential construction loans, loans may be made for 80% or less of the appraised value of the property upon completion. As a result of activity over the past three decades, the Company believes that builders of single-family residences in its primary market areas consider it to be a construction lender of choice. Because of this history, the Company has developed a staff with in-depth land development and construction experience and working relationships with selected builders based on their operating histories and financial stability.
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
Land loans. The Company's land development loans are of a short-term nature and are generally made for 75% or less of the appraised value of the unimproved property. Funds are disbursed periodically at various stages of completion as authorized by the Company's personnel. The interest rate on these loans generally adjusts every 90 days in accordance with a designated index.
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

Commercial loans are based upon the Company's assessment of the borrower's ability and willingness to repay along with an evaluation of secondary repayment sources such as the value and marketability of collateral. Most such loans are extended to closely held businesses and the personal guaranty of the principals is usually obtained. Commercial loans have a relatively high risk of default compared to residential real estate loans. Pricing of commercial loans is based on the credit risk of the borrower with consideration given to the overall relationship of the borrower, including deposits. The acquisition of business deposits is an important focus of this business line. The cost of funds from businesses is usually lower than the cost of funds raised through CDs in our retail branches.

During 2012, the Company formed an Equipment Finance Division which specializes in providing equipment leases and loans to capital-intensive businesses primarily within our market area. This Division is staffed with an experienced group of equipment finance professionals and is expected to augment the growth of our business banking group.

Consumer loans. Through its two most recent acquisitions prior to Horizon, the Company obtained its portfolio of $68 million of consumer loans. These loans are primarily home improvement loans made through third party originators that bear interest at rates of 10% and higher. Due to the nature of these loans the average charge-off rate has been 3-5% per year. After extensive review of this program, the Company decided in fiscal 2009 to cease origination of these consumer loans, as the risk profile did not match with the Company's long-term business plan. The Company will continue to service the portfolio until the balances are repaid.

Home equity loans. The Company extends revolving lines of credit to consumers that are secured by a first or second mortgage on a single family residence. The interest rates on these loans adjust monthly indexed to prime. Total loan-to-value ratios when combined with any underlying first liens are limited to 80% or less. Terms are a ten year draw period followed by a fifteen year amortization period.
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

The Company also purchases loans and mortgage-backed securities when lending rates and mortgage volume for new loan originations in its market area do not fulfill its needs. As discussed in the Management's Discussion and Analysis and CEO letter, loan originations of SFR have declined over the last few years due to the low interest rate environment and excessive government participation in the mortgage market.
The table below shows total loan origination, purchase and repayment activities on non-covered loans of the Company for the years indicated.

	2008	2009	2010	2011	2012
	(In thousands)
Loans originated (1, 3):
Single-family residential	$857,334	$855,212	$583,429	$557,902	$539,222
Construction – speculative	218,145	102,630	132,328	126,042	146,494
Construction – custom	303,844	262,952	276,057	289,113	210,308
Land – acquisition & development	148,221	45,425	31,179	14,957	21,323
Land – consumer lot loans	25,909	14,681	11,334	9,968	13,169
Multi-family	105,805	97,621	49,179	122,618	189,692
Commercial real estate	66,876	117,447	59,600	18,120	87,471
Commercial & industrial	187,748	243,240	272,102	134,940	143,849
HELOC	63,855	85,755	59,084	33,711	38,750
Consumer	96,438	15,497	3,241	219	—
Total loans originated	2,074,175	1,840,460	1,477,533	1,307,590	1,390,278
Loans purchased (2,3)	946,826	385,645	1,922	400	129,670
Loan principal repayments	(1,845,324)	(2,116,355)	(1,855,560)	(1,704,826)	(1,855,484)
Net change in loans in process, discounts, etc.	137,665	(627,940)	(183,622)	(90,990)	(148,343)
Net loan activity increase (decrease)	$1,313,342	$(518,190)	$(559,727)	$(487,826)	$(483,879)
Beginning balance	$8,188,278	$9,501,620	$8,983,430	$8,423,703	$7,935,877
Ending balance	$9,501,620	$8,983,430	$8,423,703	$7,935,877	$7,451,998
 ___________________

(1)	Includes undisbursed loan in process and does not include savings account loans, which were not material during the periods indicated.

(2)	Includes loans acquired through acquisitions and whole loan purchases.

(3)	Excludes covered loans.

The table below shows total loan purchases and repayment activities on covered loans of the Company for the years indicated.
Prior to the acquisition of Horizon Bank in 2010 the company had no covered loans.

	2010	2011	2012
	(In thousands)
Total loans originated	$—	$—	$—
Loans purchased	671,383	—	—
Loan principal repayments	(122,272)	(117,302)	(109,109)
Net change in loans in process, discounts, etc	(14,637)	(34,989)	15,302
Net loan activity	534,474	(152,291)	(93,807)
Beginning balance	—	534,474	382,183
Ending balance	$534,474	$382,183	$288,376
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
Non-performing Assets. When a borrower fails to make a required payment on a loan, the Company attempts to cure the default by contacting the borrower. In most cases, defaults are cured promptly. If the default is not cured within 90 days, the Company may institute appropriate action to foreclose on the property. If foreclosed, the property will be sold at a public sale and may be purchased by the Company.
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

Most loans restructured in troubled debt restructurings ("TDRs") are accruing and performing loans where the borrower has proactively approached the Company about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The modification of these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of September 30, 2012 single-family residential loans comprised 83% of restructured loans.
The Bank reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area. The following table sets forth information regarding restructured and non-accrual loans and REO held by the Company at the dates indicated.
The following table sets forth information regarding restructured and non-accrual loans and REO held by the Company at the dates indicated.

	2008	2009	2010	2011	2012
	(In thousands)
Performing restructured loans	$—	$117,234	$225,195	$320,018	$403,238
Non-Performing restructured loans	6,210	19,660	47,727	57,478	30,040
Total restructured loans	6,210	136,894	272,922	377,496	433,278
Non-accrual loans:
Single-family residential	38,017	116,268	123,624	126,624	131,193
Construction – speculative	33,003	50,348	39,915	15,383	10,634
Construction – custom	1,315	—	—	635	539
Land – Acquisition & development	51,562	187,061	64,883	37,339	13,477
Land – consumer lot loans		—	—	8,843	5,149
Multi-family	748	4,368	4,931	7,664	4,185
Commercial real estate	1,929	2,733	10,831	11,380	7,653
Commercial & industrial	—	18,823	371	1,679	16
HELOC		—	—	481	198
Consumer	535	656	977	437	383
Total non-accrual loans (1)	127,109	380,257	245,532	210,465	173,427
Total REO (2)	37,082	120,105	160,754	129,175	80,800
Total REHI(3)	—	56,758	28,244	30,654	18,678
Total non-performing assets	$164,191	$557,120	$434,530	$370,294	$272,905
Total non-performing assets and performing restructured loans	$164,191	$674,354	$659,725	$690,312	$676,143
Total non-performing assets and restructured loans as a percent of total assets	1.39%	5.36%	4.89%	5.14%	5.42%
Total non-performing assets to total assets	1.39%	4.43%	3.22%	2.76%	2.19%
 ___________________

(1)
Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $10,398,000 in 2012. In addition to the nonaccrual loans reflected in the above table, at September 30, 2012, the Company had $135.0 million of loans that were less than 90 days delinquent but that were classified as substandard for one or more reasons. If these loans were deemed nonperforming, the Company's ratio of total nonperforming assets and restructured loans as a percent of total assets would have been 6.50% at September 30, 2012. For a discussion of the Company's policy for placing loans on nonaccrual status, see Note A to the Consolidated Financial Statements included in Item 8 hereof.

(2)	Total REO includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans. Excludes covered REO.

(3)	Total REHI includes real estate held for investment acquired in settlement of loans.

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	September 30,
	2008	2009	2010	2011	2012
	(In thousands)
Beginning balance	$28,520	$85,058	$166,836	$163,094	$157,160
Charge-offs:
Single-family residential	2,177	18,013	33,812	38,465	53,789
Construction – speculative	6,858	22,604	28,930	13,197	4,916
Construction – custom	—	289	359	237	—
Land – Acquisition & development	3,513	50,552	105,576	39,797	16,978
Land – consumer lot loans	140	1,822	359	4,196	2,670
Multi-family	25	1,028	2,010	1,950	1,393
Commercial real estate	225	—	651	1,593	814
Commercial & industrial loans	14	11,573	8,902	4,733	249
HELOC	—	151	118	939	232
Consumer	2,471	6,841	6,670	4,602	3,538
	15,423	112,873	187,387	109,709	84,579
Recoveries:
Single-family residential	—	117	104	3,072	8,164
Construction – speculative	34	8	523	2,143	711
Construction – custom	—	—	188	—	—
Land – Acquisition & development	—	16	844	2,271	1,341
Land – consumer lot loans	—	—	11	—	—
Multi-family	—	—	—	71	504
Commercial real estate	—	—	3	328	225
Commercial & industrial loans	—	948	923	1,925	2,366
HELOC	—	—	—	185	66
Consumer	230	562	1,140	1,429	1,480
	264	1,651	3,736	11,424	14,857
Net charge-offs	15,159	111,222	183,651	98,285	69,722
Acquired through acquisition	11,181	—	—	—	—
Provision (reversal of reserve) for loan losses	60,516	193,000	179,909	92,351	45,709
Ending balance	$85,058	$166,836	$163,094	$157,160	$133,147
Ratio of net charge-offs to average loans outstanding	.17%	1.18%	1.99%	1.14%	.87%

The following table sets forth the allocation of the Company’s allowance for loan losses at the dates indicated.

	September 30,
	2008		2009		2010		2011		2012
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(In thousands)
Allowance allocation:
Single-family residential	$17,055	69.5%	$18,547	72.3%	$21,575	74.8%	$83,307	74.9%	$81,815	73.5%
Construction – speculative	10,069	4.4	21,841	2.8	26,346	1.9	13,828	1.7	12,060	1.7
Construction – custom	1,328	3.2	81	2.8	26,355	2.9	623	3.4	347	2.7
Land – acquisition & development	28,679	7.3	104,569	5.5	61,637	3.5	32,719	2.4	15,598	1.6
Land – consumer lot loans	2,279	2.1	1,298	2.1	4,793	2.1	5,520	2.0	4,937	1.8
Multi-family	4,514	6.9	1,878	7.5	5,050	7.9	7,623	8.4	5,280	9.0
Commercial real estate	4,536	2.8	1,344	3.1	3,165	3.6	4,331	3.7	1,956	5.2
Commercial & industrial	3,807	1.5	7,327	1.3	6,193.9		5,099	1.3	7,626	2.1
HELOC	1,338.8		377	1.3	586	1.3	1,139	1.4	965	1.6
Consumer	11,453	1.5	9,574	1.3	7,394	1.1	2,971.8		2,563.8
Unallocated	—		—		—		—		—
Total allowance for loan losses	$85,058		$166,836		$163,094		$157,160		$133,147
 ___________________

(1)	Represents the total amount of the loan category as a percentage of total loans outstanding.
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

Investment Activities
As a federal association, the Bank is obligated to maintain adequate liquidity and does so by holding cash and cash equivalents and by investing in securities. These investments may include, among other things, certain certificates of deposit, repurchase agreements, bankers’ acceptances, loans to financial institutions whose deposits are federally-insured, federal funds, United States government and agency obligations and mortgage-backed securities.
The following table sets forth the composition of the Company’s investment portfolio at the dates indicated.

	September 30,
	2010		2011		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. government and agency obligations	$344,415	$352,660	$215,315	$220,486	$578,558	$586,885
State and political subdivisions	7,055	7,268	22,411	25,591	21,237	25,646
Agency mortgage-backed securities	2,131,182	2,207,719	2,928,820	3,059,683	2,352,360	2,386,397
	$2,482,652	$2,567,647	$3,166,546	$3,305,760	$2,952,155	$2,998,928
The investment portfolio at September 30, 2012 was categorized by maturity as follows:

	Amortized Cost	Wtd Avg Yield
	(In thousands)
Due in less than 1 year	$20,794	0.77%
Due after 1 year through 5 years	336,340.91
Due after 5 years through 10 years	122,219	2.48
Due after 10 years	2,472,802	2.66
	$2,952,155	2.44%
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
Certificates with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year but less than four years, the penalty is 180 days of interest. When the maturity is greater than four years, the penalty is 365 days interest. Early withdrawal penalties during 2010, 2011 and 2012 amounted to approximately $727,000, $781,000 and $607,000, respectively.
The Company offers several checking account products; interest is paid for accounts with monthly average balances over $1,000 and $10,000 respectively, depending on the type of account.
The Company’s deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. The Company does not advertise for deposits outside of these states.

The following table sets forth certain information relating to the Company’s savings deposits at the dates indicated.

	September 30,
	2010		2011		2012
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)
Balance by interest rate:
Checking accounts	$666,372.29%		$779,053.09%		$894,639.10%
Passbook and statement accounts	234,673.51			255,396.20		314,634.20
Money market accounts	1,653,717.66			1,627,739.26		1,737,180.26
	2,554,762			2,662,188		2,946,453
Fixed-rate certificates:
Under 2.00%	3,608,935			4,170,232		4,308,341
2.00% to 2.99%	1,929,112			1,229,918		841,520
3.00% to 3.99%	498,956			418,720		381,324
4.00% to 4.99%	237,852			174,854		98,119
5.00% to 5.99%	22,923			9,991		861
6.00% and above	—			—		—
	6,297,778			6,003,715		5,630,165
	$8,852,540			$8,665,903		$8,576,618
The following table sets forth, by various interest rate categories, the amount of certificates of deposit of the Company at September 30, 2012, which mature during the periods indicated.

	Maturing in
	1 to 3 Months	4 to 6 Months	7 to 12 Months	13 to 24 Months	25 to 36 Months	37 to 60 Months	Total
	(In thousands)
Fixed-rate certificates:
Under 2.00%	$1,368,523	$664,767	$1,015,085	$874,263	$253,853	$131,850	$4,308,341
2.00% to 2.99%	55,332	96,576	77,514	34,694	76,277	501,127	841,520
3.00 to 3.99%	55,257	134,032	17,974	77,827	95,429	805	381,324
4.00 to 4.99%	38,561	15,753	17,327	26,416	—	62	98,119
5.00 to 5.99%	—	—	—	250	—	611	861
Total	$1,517,673	$911,128	$1,127,900	$1,013,450	$425,559	$634,455	$5,630,165
Historically, a significant number of certificate holders roll over their balances into new certificates of the same term at the Company’s then current rate. To ensure a continuity of this trend, the Company expects to continue to offer market rates of interest. Its ability to retain maturing deposits in certificate accounts is difficult to project; however, the Company is confident that by competitively pricing these certificates, levels deemed appropriate by management can be achieved on a continuing basis. At September 30, 2012, the Company had $389.1 million of certificates of deposit in amounts of $250,000 or more outstanding, maturing as follows: $98.7 million within 3 months; $57.7 million over 3 months through 6 months; $56.6 million over 6 months through 12 months; and $176.2 million thereafter.

The following table sets forth the customer account and customer repurchase activities of the Company for the years indicated.

	September 30,
	2010	2011	2012
	(In thousands)
Deposits	$8,258,975	$2,989,003	$2,660,961
Acquired deposits	820,000	—	390,000
Withdrawals	(8,215,105)	(3,291,475)	(3,227,185)
Net increase (decrease) in deposits before interest credited	863,870	(302,472)	(176,224)
Interest credited	146,360	115,835	86,939
Net increase (decrease) in customer accounts	$1,010,230	$(186,637)	$(89,285)
Borrowings. The Company obtains advances from the FHLB upon the security of the FHLB capital stock it owns and certain of its loans, provided certain standards related to credit worthiness have been met. See “Regulation-Washington Federal-Federal Home Loan Bank System” below. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Company's credit worthiness. The FHLB is required to review its credit limitations and standards at least annually. FHLB advances have, from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand Washington Federal's lending program. The Company had $1.9 billion of FHLB advances outstanding at September 30, 2012.
The Company also uses reverse repurchase agreements as a form of borrowing. Under reverse repurchase agreements, the Company sells an investment security to a dealer for a period of time and agrees to buy back that security at the end of the period and pay the dealer a stated interest rate for the use of the dealer's funds. The amount of securities sold under such agreements depends on many factors, including the terms available for such transactions, the perceived ability to apply the proceeds to investments yielding a higher return, the demand for the securities and management's perception of trends in interest rates. The Company had no securities sold under such agreements at September 30, 2012. See Note I to the Consolidated Financial Statements included in Item 8 hereof for additional information.
The Company may need to borrow funds for short periods of time to meet day-to-day financing needs. In these instances, funds are borrowed from other financial institutions for periods generally ranging from one to seven days at the then current borrowing rate. At September 30, 2012, the Company had no such short-term borrowings.

The Company also offers two forms of repurchase agreements to its customers. One form has an interest rate that floats like that of a money market deposit account. The other form has a fixed rate and is offered in a minimum denomination of $100,000. Both forms are fully collateralized by securities. These obligations are not insured by FDIC and are classified as borrowings for regulatory purposes. The Company had $33.6 million of such agreements outstanding at September 30, 2012.

The following table presents certain information regarding borrowings of Washington Federal for the years indicated.

	September 30,
	2010	2011	2012
	(In thousands)
Federal funds and securities sold to dealers under agreements to repurchase:
Average balance outstanding	$809,479	$800,000	$692,473
Maximum amount outstanding at any month-end during the period	800,211	800,000	800,000
Weighted-average interest rate during the period (1)	3.75%	3.73%	3.71%
FHLB advances:
Average balance outstanding	$2,070,843	$1,883,135	$1,949,019
Maximum amount outstanding at any month-end during the period	2,078,695	1,962,616	1,961,895
Weighted-average interest rate during the period (1)	4.46%	4.35%	4.14%
Securities sold to customers under agreements to repurchase:
Average balance outstanding	$45,393	$35,211	$32,697
Maximum amount outstanding at any month-end during the period	55,222	44,078	37,977
Weighted-average interest rate during the period (1)	2.24%	0.78%	0.39%
Total average borrowings:	$2,925,715	$2,718,396	$2,674,189
Weighted-average interest rate on total average borrowings (1)	4.23%	4.13%	3.98%
 ___________________

(1)	Interest expense divided by average daily balances.

Other Ratios
The following table sets forth certain ratios related to the Company for the periods indicated.

	September 30,
	2010	2011	2012
Return on assets (1)	.89%	.83%	1.03%
Return on equity (2)	6.55	5.99	7.23
Average equity to average assets	13.54	13.82	14.28
Dividend payout ratio (3)	19.05	23.00	24.81
___________________

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share divided by net income per share.

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

	September 30,
	2010 vs. 2009 Increase (Decrease) Due to			2011 vs. 2010 Increase (Decrease) Due to			2012 vs. 2011 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)			(In thousands)
Interest income:
Loan portfolio	$(8,770)	$(9,405)	$(18,175)	$(36,101)	$(2,738)	$(38,839)	$(36,593)	$(804)	$(37,397)
Mortgage-backed securities	825	(18,536)	(17,711)	25,601	(9,169)	16,432	21,346	(33,411)	(12,065)
Investments (1)	7,672	—	7,672	(142)	3,624	3,482	799	(5,701)	(4,902)
All interest-earning assets	(273)	(27,941)	(28,214)	(10,642)	(8,283)	(18,925)	(14,448)	(39,916)	(54,364)
Interest expense:
Customer accounts	26,602	(71,677)	(45,075)	2,684	(33,209)	(30,525)	(795)	(28,101)	(28,896)
FHLB advances and other borrowings	(14,599)	10,148	(4,451)	(8,315)	(2,565)	(10,880)	(1,741)	(3,810)	(5,551)
All interest-bearing liabilities	12,003	(61,529)	(49,526)	(5,631)	(35,774)	(41,405)	(2,536)	(31,911)	(34,447)
Change in net interest income	$(12,276)	$33,588	$21,312	$(5,011)	$27,491	$22,480	$(11,912)	$(8,005)	$(19,917)
___________________

(1)	Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle.

Interest Rate Risk
The primary source of income for the Company is net interest income, which is the difference between the interest income generated by our interest-earning assets and the interest expense generated by our interest-bearing liabilities. The level of net interest income is a function of the average balances of our interest-earning assets and liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities. Typically, if the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in our earnings. During the past year, interest rates on our earning assets have declined at a faster pace than the interest rates on our interest-bearing accounts which has reduced our earnings. In this low interest rate environment, higher rate assets are prepaying while we have been reluctant to lower interest rates on interest-bearing liabilities further due to concerns about our customers who rely on those payments
The Company accepts an elevated level of interest rate volatility as a result of its significant holdings of fixed-rate single-family home loans, which are longer-term than the customer accounts that constitute the Company's primary liabilities. Accordingly, assets do not respond as quickly to changes in interest rates as liabilities. As a result, net interest income can be expected to decline when interest rates rise and to expand when interest rates fall as compared to a portfolio of matched maturities of assets and liabilities.
The Company manages its interest rate risk in part by originating more fixed-rate loans when yields are higher and adding loans and investments with shorter term characteristics, such as construction and commercial loans, when loan rates are lower. This balance sheet strategy, in conjunction with a strong capital position and low operating costs, has allowed the Company to manage interest rate risk, within guidelines established by the Board of Directors, through all interest rate cycles. Although a significant increase in market interest rates could adversely affect net interest income of the Company, the Company's interest rate risk approach has never resulted in the recording of a monthly operating loss.
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
2012
Net Interest Income (in millions)- left axis
Year End Spread - right axis

The following table shows the estimated repricing periods for earning assets and paying liabilities.

	Repricing Period
	Within One Year	After 1 year - before 6 Years	Thereafter	Total
	(In thousands)
As of September 30, 2012
Earning Assets (1)	$5,125,945	$4,563,372	$1,929,366	$11,618,683
Paying Liabilities	(6,380,043)	(3,012,010)	(1,177,982)	(10,570,035)
Excess (Liabilities) Assets	$(1,254,098)	$1,551,362	$751,384
Excess as % of Total Assets	(10.05)%
Policy limit for one year excess	(35.00)%
(1) Asset repricing period includes estimated prepayments based on historical activity

At September 30, 2012, the Company had approximately $1.3 billion more liabilities than assets subject to repricing in the next year, which amounted to a negative maturity gap of 10.05% of total assets, approximately the same gap as the prior year. Having this excess of liabilities relative to assets that will be repricing within the next year, the Company is subject to decreasing net interest income should interest rates rise. However, if management were to take steps to change the size and/or mix of the balance sheet, rising rates might not cause a decrease in net interest income.
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

	Potential Impact on Net Income
Basis Point Increase in Interest Rates	As of 09/30/12	As of 09/30/11
	(In thousands)
100	$(2,140)	$(5,951)
200	(7,431)	(14,852)
300	(18,387)	(37,175)
The analysis presented assumes zero balance sheet growth and constant percentage composition of assets and liabilities. Actual results will differ from the assumptions used in this model, as management monitors and adjusts both the size and the composition of the balance sheet in order to respond to changing interest rates. In a rising rate environment, it is likely that the Company will grow its balance sheet to offset margin compression. Improvement in the net income sensitivity during the year are the result of changing our loan and borrowing mix toward shorter term and/or floating rate instruments.

Another method used to quantify interest rate risk is the net portfolio value (“NPV”) analysis. This analysis calculates the difference between the present value of interest-bearing liabilities and the present value of expected cash flows from interest-earning assets and off-balance-sheet contracts. The following tables set forth an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (measured in 100-basis-point increments). The improvement in the net portfolio value sensitivity during the year is due to shorter estimated lives of our assets and a higher beginning net portfolio value position.
These are expressed as a percentage of assets in the table below.
September 30, 2012

Change in Interest Rates	Estimated NPV Amount	Estimated (Decrease) in NPV Amount	NPV as % of Assets	Minimum NPV Policy Limit
(Basis Points)	(In thousands)	(In thousands)
300	$1,549,463	$(552,237)	13.35%	5.00%
200	1,805,061	(296,638)	15.00	6.00
100	2,008,610	(93,089)	16.16	7.00
No change	2,101,699	—	16.51	8.00

September 30, 2011

Change in Interest Rates	Estimated NPV Amount	Estimated (Decrease) in NPV Amount	NPV as % of Assets	Minimum NPV Policy Limit
(Basis Points)	(In thousands)	(In thousands)
300	$1,005,687	$(1,024,500)	8.25%	5.00%
200	1,427,554	(602,633)	11.17	6.00
100	1,775,588	(254,598)	13.36	7.00
No change	2,030,187	—	14.78	8.00

As of September 30, 2012 and 2011, the Company was in compliance with all of its interest rate risk policy guidelines as shown in the tables above.

Subsidiaries
Washington Federal, Inc., is a unitary thrift holding company that conducts its primary business through its only subsidiary, Washington Federal. Washington Federal has four active wholly owned subsidiaries which are discussed further below.
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
At September 30, 2012, Washington Federal was authorized under the current regulations to have a maximum investment of $249.0 million in its service corporations, exclusive of the additional 1% of investment assets permitted for inner-city or community development purposes but inclusive of the ability to make loans to its subsidiaries. On September 30, 2012, Washington Federal's investment in, and unsecured loans to, its wholly owned service corporations was $20.4 million.
First Insurance Agency, Inc., a wholly owned subsidiary of Washington Federal, is an insurance agency that offers a full line of individual and business insurance products to customers of the Company, as well as to others.
Statewide Mortgage Services Company, a wholly owned subsidiary of Washington Federal, is incorporated under the laws of the state of Washington. It holds and markets REHI. As of September 30, 2012, Statewide Mortgage Services held $18,678,000 of REHI.

Washington Services, Inc., a wholly owned subsidiary of Washington Federal, is incorporated under the laws of the state of Washington. It holds and markets REHI and also acts as a trustee under deeds of trust as to which the Bank is beneficiary.
First Mutual Sales Finance, Inc., a wholly owned subsidiary of Washington Federal, is incorporated under the laws of the State of Delaware. It services consumer loans.

For purposes of determining compliance with minimum capital requirements, a savings institution is required to deduct the amount of the investment in, and the extensions of credit to, all subsidiaries engaged in any activities not permissible for national banks. Because the acquisition and development of real estate is not a permissible activity for national banks, all investments in, and loans to, the Bank's subsidiaries engaged in such activities are subject to exclusion from the Bank's capital calculation. See “Regulation-Washington Federal-Regulatory Capital Requirements” below.
Employees
As of September 30, 2012, the Company had approximately 1,260 employees, including service corporation employees and part-time employees equivalent to 37. None of these employees are represented by a collective bargaining agreement, and the Company has enjoyed harmonious relations with its personnel.
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

The Company
General. The Company is registered as a savings and loan holding company under the HOLA and is subject to Federal Reserve regulation, examination, supervision and reporting requirements. The HOLA has been amended by the Dodd-Frank Act and the implementing regulations are being issued by the Federal Reserve and the OCC, respectively.
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
Insurance of Deposit Accounts. Under the Dodd-Frank Act, the maximum amount of federal deposit insurance coverage has been permanently increased from $100,000 to $250,000 per depositor, per institution. Due to the significant number of bank failures and the current balance of the Deposit Insurance Fund ("DIF"), the Company anticipates continued increases in its FDIC premiums going forward.

The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act raises the minimum designated reserve ratio, which the FDIC is required to set each year for the DIF, to 1.35% and requires that the DIF meets that minimum ratio by September 30, 2020. It eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute. The deposit insurance assessments to be paid by Washington Federal could increase as a result.
All insured institutions are also required to pay assessments to the FDIC at an annual Financing Corporation rate 0.0066% of average consolidated total assets minus tangible equity (as of the fourth quarter of 2012), in order to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 to 2019.

Regulatory Capital Requirements. Federally insured savings institutions currently are required to maintain minimum levels of regulatory capital. Pursuant to federal law, the OCC has established capital standards applicable to all federal savings associations. These standards generally are as stringent as the comparable capital requirements imposed on national banks. The OCC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.
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
For information regarding Washington Federal's compliance with each of these three capital requirements at September 30, 2012, see Note M to the Consolidated Financial Statements included in Item 8 hereof.
Any federal savings association that fails any of the capital requirements is subject to possible enforcement actions by the OCC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an institution's operations and/or the appointment of a conservator or receiver. OCC capital regulations provide that such supervisory actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

The Dodd-Frank Act contains a number of provisions that will affect the capital requirements applicable to Washington Federal and to the Company, including the requirement that savings and loan holding companies be subject to consolidated capital requirements. See “Regulation-Financial Modernization” below. On June 7, 2012, U.S. banking regulators

(OCC, FDIC & the Federal Reserve) released three draft notices of proposed rulemaking which include proposals for: 1) revised capital requirements (“Basel III NPR”, 2) revised calculations of risk weighted assets (“Standardized Approach NPR”), and 3) advanced approaches risk based capital Rules (“Advanced Approaches and Market Risk NPR”). The Basel III and Standardized Approach NPRs would apply to all insured banks, savings associations, and top-tier bank holding companies domiciled in the U.S. with more than $500 million in assets, and savings and loan holding companies that are domiciled in the U.S. The Advanced Approaches NPR would apply to institutions with $250 billion or more in consolidated assets or $10 billion or more in foreign exposure. These rules, which will be phased in over a period of years, set new standards for common equity, Tier 1 and total capital, determined on a risk-weighted basis. The full impact on Washington Federal and the Company of the Dodd-Frank requirements and the Basel III rules cannot be determined at this time as many regulations are still being written and implemented and the implementation date not yet finalized.
Prompt Corrective Action. Under federal law, each federal banking agency has implemented a system of prompt corrective action for institutions that it regulates. Under OCC regulations, an institution shall be deemed to be: (i) well capitalized if it has total risk-based capital of 10.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 5.0% or more and if it is not subject to any written agreement, order or capital directive to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and if it does not meet the definition of well capitalized; (iii) undercapitalized if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances); (iv) significantly undercapitalized if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%; and (v) critically undercapitalized if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Federal law authorizes the OCC to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. (The OCC may not reclassify a significantly undercapitalized institution as critically undercapitalized). As of September 30, 2012, Washington Federal exceeded the requirements of a well capitalized institution.
Qualified Thrift Lender Test. Under current legislation and applicable regulations, any savings institution is a QTL if: (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Internal Revenue Code (which generally requires that at least 60% of the institution's assets constitute housing-related and other qualifying assets) or (ii) at least 65% of the institution's portfolio assets (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every twelve months. A savings institution that does not meet the QTL test set forth in the HOLA and implementing regulations must immediately comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank, must be necessary to meet obligations of a company that controls the institution, and may not be made without the specific approval of the OCC and the Federal Reserve. In addition, a savings institution that fails to met the QTL test may be subject to OCC enforcement action. Upon the expiration of three years from the date the institution ceases to be a QTL, it must cease any activity and must not retain any investment not permissible for a national bank, and must immediately repay any outstanding FHLB advances (subject to safety and soundness considerations). At September 30, 2012, Washington Federal was in compliance with the QTL test set forth in the HOLA.

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

Effective on July 21, 2012, the affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act were expanded to broaden the definition of affiliate and to apply these rules to securities lending, repurchase agreements and derivatives. These revisions also strengthened collateral requirements and limited Federal Reserve exemptive authority. Further, the definition of “extension of credit” for transactions with executive officers, directors and principal shareholders was expanded to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement or a securities lending or borrowing transaction. At this time, we do not anticipate that any of these provisions will have a material effect on the Company or the Bank.
Restrictions on Capital Distributions. OCC regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings association must file an application for approval of a capital distribution if:

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

A savings association must file a notice with the OCC for a proposed capital distribution if the savings association would not be well capitalized following the distribution or the proposed capital distribution would reduce the amount of its capital.
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

Federal Home Loan Bank System. Washington Federal is a member of the FHLB of Seattle, which is one of 12 regional FHLBs that provide funding to their members for making home mortgage loans, as well as loans for affordable housing and community development. Each FHLB serves members within its assigned region and is funded primarily through proceeds derived from the sale of consolidated obligations of the FHLB system. Loans are made to members in accordance with the policies and procedures established by the Board of Directors of the FHLB. At September 30, 2012, the Company's advances from the FHLB amounted to $1.9 billion.
As a member, the Company is required to purchase and maintain stock in the FHLB of Seattle in an amount equal to 3.50% of FHLB advances outstanding and .75% of mortgage loans and pass-through securities. At September 30, 2012, the Company had $149.8 million in FHLB Seattle stock, which was in compliance with this requirement.
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

Financial Modernization
The Dodd-Frank Act significantly changed the bank regulatory structure and is affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and Washington Federal. It requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Act may not be known for many months or years.
Some of the changes that are significant to the Company and Washington Federal include:
The abolition on July 21, 2011, of the OTS, the historical federal financial institution regulator. Supervision and regulation of the Company has moved to the Federal Reserve and supervision and regulation of Washington Federal has moved to the OCC.

The Dodd-Frank Act contains a number of provisions intended to strengthen capital. The Company for the first time will be subject to consolidated capital requirements and will be required to serve as a source of strength to Washington Federal. See “Regulation - Washington Federal - Regulatory Capital Requirements”. The Federal Reserve has issued final rules establishing company-run stress tests for savings and loan holding companies with assets between $10 and $50 billion, and the OCC has issued a final rule establishing annual stress test guidelines for federal savings associations.
The establishment of the CFPB, which on July 21, 2011 took over responsibility for the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others. The CFPB has broad rule-making authority in this area, and also has primary supervisory and examination authority on these issues over institutions such as Washington Federal that have assets of $10 billion or more. The Act also gives the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices. The consumer complaint authority of the OTS also has been transferred into the CFPB. Washington Federal was examined by the Consumer Financial Protection Bureau during 2012.
The affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act are expanded to broaden the definition of affiliate and to apply these rules to securities lending, repurchase agreement and derivatives. See “Regulation - Washington Federal - Transactions with Affiliates”.
The Dodd-Frank Act also contains provisions that expand the insurance assessment base and increase the scope of deposit insurance coverage. See “Regulation - Washington Federal - Insurance of Deposit Accounts”.
The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates for election as directors using a company's proxy materials. The legislation also directs the federal financial institution regulatory agencies to promulgate rules prohibiting excessive compensation being paid to financial institution executives. These changes have been adopted by the Company.
The Dodd-Frank Act also provides that the same standards for federal preemption of state laws apply both to national banks and federal savings associations.

As required by the Dodd-Frank Act, the Federal Reserve adopted a rule that restricted interchange fees applicable to debit card transactions. Effective October 1, 2011, interchange fees on debit card transactions are limited to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the Federal Reserve. It is not anticipated that the reduced debit card fee income will have a material impact on the Bank.

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
The state of Idaho has a corporate income tax with a statutory rate of 7.4% of apportionable income.
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

Ownership of the Company's common stock involves risk. Investors should carefully consider, in addition to the other information set forth herein, the following risk factors:

Current economic conditions pose significant challenges for us and could adversely affect our financial condition and results of operations.
We are operating in a challenging and uncertain economic environment, including sluggish and generally uncertain national and local conditions. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market over the past four years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment will have an adverse effect on our borrowers and their customers, which could adversely affect our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on us. A further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with these events:

▪
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

If these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition.

The effects of the current economic recession have been particularly severe in our primary market areas.
Substantially all of our loans are to individuals, businesses and real estate developers in the Pacific Northwest, Arizona, Utah, Texas, New Mexico and Nevada, and our business depends significantly on general economic conditions in these market areas. The Pacific Northwest has one of the nation's highest unemployment rates. Severe declines in housing prices and property values have been particularly acute in our primary market areas. A further deterioration in economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences, any of which could have a material adverse effect on our business:

•	Loan delinquencies may increase.

•	Problem assets and foreclosures may increase.

•	Demand for our products and services may decline.

•
Collateral for loans made by us, especially real estate, may continue to decline in value, in turn reducing a customer's borrowing power, and reducing the value of assets and collateral associated with our loans.

A downturn in the real estate market would hurt the Company's business.
The Company's business activities and credit exposure are concentrated in real estate lending. The market for residential housing has experienced dramatic declines in recent years, with falling home prices and increasing foreclosures, and the future economic outlook for this sector is uncertain. A downturn in the real estate market would hurt the Company's business because the vast majority of its loans are secured by real estate.

The Company's provision for loan losses in fiscal 2012 was significantly higher than historical amounts, prior to the current economic downturn. Actions by other lenders or bank regulators could further depress the value of our real estate holdings, if lenders aggressively dispose of properties because of demand by their regulators or the prevailing business conditions. If the significant decline in market values continues, the collateral for the Company's loans will provide decreasing levels of security. As a result, the Company's ability to recover the principal amount due on defaulted loans by selling the underlying real estate will be diminished, and the Company will be more likely to suffer losses on defaulted loans.
We also own elevated amounts of real estate as a result of foreclosures resulting from non-performing loans. We believe that it may prove less expensive to hold these foreclosed lands or finished lots until market conditions improve, rather than to sell at current market prices. If other lenders or borrowers liquidate significant amounts of real estate in a rapid or disorderly fashion, however, or if the FDIC elects to dispose of significant amounts of real estate from failed financial institutions in a similar fashion, it could have an adverse effect on the values of the properties we own. In such a case, we may incur further write-downs and charge-offs, which could, in turn, adversely affect our results of operations and financial condition
The Company may suffer losses in its loan portfolio despite its underwriting and loan collection practices.
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
The Company is a separate legal entity from its subsidiary and does not have significant operations of its own. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the OCC or the Federal Reserve could prohibit the payment of dividends or other payments. If the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company's financial condition, results of operations and prospects.
The market price for our common stock may be volatile.
The market price of our common stock could fluctuate substantially in the future in response to a number of factors, including those discussed below. The market price of our common stock has in the past fluctuated significantly and is likely to continue to fluctuate significantly. Some of the factors that may cause the price of our common stock to fluctuate include:

•	variations in our and our competitors' operating results

•	changes in securities analysts' estimates of our future performance and the future performance of our competitors

•	announcements by us or our competitors of mergers, acquisitions and strategic partnerships

•	additions or departure of key personnel

•	events affecting other companies that the market deems comparable to us

•	general conditions in the financial markets and real estate markets

•	general conditions in the United States

•	the presence or absence of short selling of our common stock

•	future sales of our common stock or debt securities
The stock markets in general have experienced substantial price and trading fluctuations. These fluctuations have resulted in volatility in the market prices of securities that often has been unrelated or disproportionate to changes in operating performance. These broad market fluctuations may adversely affect the trading price of our common stock.
A person holding our common stock could have the voting power of their shares of common stock on all matters significantly reduced under Washington's anti-takeover statutes, if the person acquires in excess of 10% of the voting power in the election of directors.
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
Our ability to originate mortgage loans for portfolio has been adversely affected by the increased competition resulting from the unprecedented involvement of the U.S. Government, the Federal Reserve and Government-Sponsored Enterprises (“GSEs”) in the residential mortgage market.
Over the past few years, we have faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market as a result of the recent economic crisis, which has caused the interest rate for thirty year fixed-rate mortgage loans that conform to GSE guidelines to remain artificially low. Additionally, the Federal Reserve is participating in the mortgage market in an unprecedented manner, through its purchases of GSE mortgage-backed securities as part of its "quantitative easing" program. We expect that our one-to-four- family mortgage loan repayments will remain at elevated levels and will continue to outpace our loan production as a result of these factors, making it difficult for us to grow our mortgage loan portfolio and balance sheet.
The Company may need to increase its allowance for loan losses in material amounts. We have also experienced and may continue to experience elevated amounts of net charge-offs.
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

We recorded a $45.7 million provision for loan losses during the year ended September 30, 2012, compared to a $92.4 million provision for the year ended September 30, 2011. Our non-performing assets amounted to $272.9 million or 2.19% of total assets, at September 30, 2012, compared to $370.3 million, or 2.76% of total assets one year earlier. We had net charge-offs of $70 million for the year ended September 30, 2012, compared with $98 million of net charge-offs for the year ended September 30, 2011.
The decrease in the provision for loan losses is in response to improving credit conditions in the loan portfolio. However, we expect our loan loss provision to remain at historically elevated levels until non-performing assets and charge-offs improve substantially and until national and regional economic conditions begin to stabilize.
The Company operates in a highly regulated industry, which limits the manner and scope of our business activities.
The Bank is subjected to extensive supervision, regulation and examination by the OCC, CFPB and by the FDIC. In addition, the Federal Reserve is now responsible for regulating the Company. Due to restrictions on our activities as a result of our thrift charter, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the deposit insurance funds and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Under this structure the OCC, the FDIC, the CFPB and the Federal Reserve have broad discretion to impose restrictions and limitations on our operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations.
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
Recent legislation and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect the Company's business.
The Dodd-Frank Act is having a substantial impact on the financial services industry. The Dodd-Frank Act creates a framework through which regulatory reform is being written. Many of the rules required by the Dodd-Frank Act are still being drafted and implemented. As a result, the impact of the future regulatory requirements is uncertain.
Recent legislative, both state and national, initiatives to support housing finance could detrimentally affect the Company's business.
Legislative initiatives could detrimentally impact the Company in the future. The extent of the impact of any such legislation will be dependent on the specific details of the final legislation passed, if any.
The Company faces strong competition from other financial institutions and new market participants, offering services similar to those offered by us.
Many competitors offer the types of loans and deposit services that the Company offers. These competitors include other savings associations, community banks, credit unions and other financial intermediaries. In particular, the Company's competitors include national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, recent technological breakthroughs have made it possible for other non-traditional competitors to enter the marketplace and compete for traditional banking services. Increased competition within the Company's market area may result in reduced loan originations and deposits. Ultimately, the Company may not be able to compete with full success against current and future competitors.
Our deposit insurance premiums have increased and could increase further in the future, which could have a material adverse impact on our future earnings and financial condition.
The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF ("deposit insurance fund") at a specific level. The Bank's FDIC insurance premiums increased substantially beginning in 2009, and we expect to pay significantly higher premiums in the future. Current economic conditions have increased bank failures and additional failures are expected, all of which decrease the DIF. In order to restore the DIF to its statutorily mandated minimum of 1.35% of total deposits , the FDIC has increased deposit insurance premium rates. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act. It has, in addition, established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute. There is no implementation deadline for the 2% ratio. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. Any increase in our FDIC premiums could have an adverse effect on the Bank's profits and financial condition.
Non-Compliance with the USA PATRIOT Act, Bank Secrecy Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act Community Reinvestment Act, Fair lending laws or other laws and regulations could result in fines or sanctions, and curtail expansion opportunities.
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

The Company owns the building in which its principal executive offices are located in Seattle, Washington. The following table sets forth certain information concerning the Company's offices:

Location	Number of Offices	Building		Net Book Value at September 30, 2012 (2)
		Owned	Leased (1)
				(In thousands)
Washington	65	52	13	$116,436
Idaho	16	16	—	7,802
Oregon	28	18	10	10,359
Utah	10	5	5	2,945
Arizona	23	15	8	16,497
Texas	4	2	2	2,824
New Mexico	16	14	2	20,466
Nevada	4	1	3	1,516

Total	166	123	43	$178,845

(1)	The leases have varying terms expiring from 2012 through 2070, including renewal options.

(2)	Amount represents the net book value of all land, property and equipment owned by the Company and the book value of leasehold improvements, where applicable.
Washington Federal evaluates on a continuing basis the suitability and adequacy of its offices, both branches and administrative centers, and has opened, relocated, remodeled or closed them as necessary to maintain efficient and attractive premises. Washington Federal's net investment in premises, equipment and leaseholds was $178.8 million at September 30, 2012.

Item 3.	Legal Proceedings
The Company is involved in legal proceedings occurring in the ordinary course of business that in the aggregate are believed by management to be immaterial to the financial statements of the Company. The effects of legal proceedings did not have a material impact on the statements of operations for any of the three years ended September 30, 2012.

Item 4.	Mine Safety Disclosures
None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The information required herein is incorporated by reference from page 76 of the Company’s Annual Report to Stockholders for 2012 , which is included herein as Exhibit 13 (“Annual Report”).
The Company’s stock repurchase program was publicly announced by the board of directors on February 3, 1995 and has no expiration date. Under this program, a total of 31,956,264 shares of the Company’s common stock have been authorized for repurchase. During the year ended September 30, 2012 the Company repurchased 2,895,484 shares at a weighted average price of $14.48. As of September 30, 2012, 6,188,030 shares remained authorized for share repurchase.

Item 6.	Selected Financial Data
The information required herein is incorporated by reference from page 21 of the Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information required herein is incorporated by reference on pages 8 through 20 of the Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The information required herein is incorporated by reference to Interest Rate Risk commencing on page 21 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data
The financial statements and supplementary data required herein are incorporated by reference from pages 22 through 73 of the Annual Report.

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
Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer; and its Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The annual Management’s Report on Internal Control over Financial Reporting and the attestation reports of the Company’s Registered Public Accounting Firm required herein is incorporated by reference on pages 73 and 74 of the Annual Report.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required herein is incorporated by reference to the Proxy Statement which is expected to be dated on or about December 7, 2012, for the Company’s annual meeting of stockholders to be held on January 16, 2013 (“Proxy Statement”).
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
(a)(1) The following financial statements are incorporated herein by reference in the sections immediately following the Selected Financial Data of the Annual Report.
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of September 30, 2012 and 2011
Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2012
Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended September 30, 2012
Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2012
Notes to Consolidated Financial Statements
(a)(2) There are no financial statement schedules filed herewith.
(a)(3) The following exhibits are filed as part of this report, and this list includes the Exhibit Index:

No.	Exhibit	Page/ Footnote

3.1	Restated Articles of Incorporation of the Company	(1)

3.1.1	Articles of Amendment to the Restated Articles of Incorporation of the Company, dated June 7, 2005	(2)

3.1.2	Articles of Amendment to the Restated Articles of Incorporation of the Company, dated November 10, 2008	(3)

3.2	Bylaws of the Company	(1)

10.4	2001 Long-Term Incentive Plan*	(5)

10.5	Form of award agreement for restricted stock for 2001 Long Term Incentive Plan *	(6)

10.6	Form of award agreement for stock options for all plans*	(6)

13	Annual Report to Stockholders

21	Subsidiaries of the Company - Reference is made to Item 1, “Business - Subsidiaries” for the required information

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002

101	Financial Statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 formatted in XBRL
 ___________________

*	Management contract or compensation plan

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3ASR filed with the SEC on September 14, 2009.

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on November 22, 2006.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2008.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form 8-B filed with the SEC on January 26, 1995.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 23, 2002.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on November 8, 2005.

(7)	See (a)(3) above for all exhibits filed herewith and the Exhibit Index.

(8)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON FEDERAL, INC.

November 19, 2012	By:	/S/ ROY M. WHITEHEAD
Roy M. Whitehead, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roy M. Whitehead	November 19, 2012
Roy M. Whitehead, Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ Brent J. Beardall	November 19, 2012
Brent J. Beardall, CPA Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Derek L. Chinn	November 19, 2012
Derek L. Chinn, Director
/s/ John F. Clearman	November 19, 2012
John F. Clearman, Director
/s/ David K. Grant	November 19, 2012
David K. Grant, Director
/s/ Anna C. Johnson	November 19, 2012
Anna C. Johnson, Director
/s/ Thomas J. Kelley	November 19, 2012
Thomas J. Kelley, Director
/s/ Liane J. Pelletier	November 19, 2012
Liane J. Pelletier, Director
/s/ Charles R. Richmond	November 19, 2012
Charles R. Richmond, Director
/s/ Barbara L. Smith	November 19, 2012
Barbara L. Smith, Director
/s/ Mark N. Tabbutt	November 19, 2012
Mark N. Tabbutt, Director

/s/ Randy H. Talbot	November 19, 2012
Randy H. Talbot, Director