Form 10-Q
period 2012-12-31
WASHINGTON FEDERAL INC
filed 2013-02-05
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at February 1, 2013
Common stock, $1.00 par value	105,203,448

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	December 31, 2012	September 30, 2012
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$637,298	$751,430
Available-for-sale securities, at fair value	2,003,777	1,781,705
Held-to-maturity securities, at amortized cost	1,407,246	1,191,487
Loans receivable, net	7,614,910	7,451,998
Covered loans, net	380,594	288,376
Interest receivable	47,830	46,857
Premises and equipment, net	207,185	178,845
Real estate held for sale	101,103	99,478
Covered real estate held for sale	36,030	29,549
FDIC indemnification asset	90,415	87,571
FHLB stock	153,542	149,840
Intangible assets, net	267,389	256,076
Federal and state income tax assets, net	26,519	22,513
Other assets	133,004	137,219
	$13,106,842	$12,472,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$3,571,987	$2,946,453
Time deposit accounts	5,662,104	5,630,165
	9,234,091	8,576,618
FHLB advances	1,880,000	1,880,000
Advance payments by borrowers for taxes and insurance	16,552	40,041
Federal and State income tax liabilities, net	—	—
Accrued expenses and other liabilities	61,521	76,533
	11,192,164	10,573,192
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 131,966,720 and 129,950,223 shares issued; 105,498,098 and 106,177,615 shares outstanding	131,967	129,950
Paid-in capital	1,619,026	1,586,295
Accumulated other comprehensive income, net of taxes	11,639	13,306
Treasury stock, at cost; 26,468,622 and 23,772,608 shares	(355,326)	(310,579)
Retained earnings	507,372	480,780
	1,914,678	1,899,752
	$13,106,842	$12,472,944
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended December 31,
	2012	2011
	(In thousands, except per share data)
INTEREST INCOME
Loans	$116,843	$127,479
Mortgage-backed securities	11,732	26,296
Investment securities and cash equivalents	2,734	2,151
	131,309	155,926
INTEREST EXPENSE
Customer accounts	18,772	23,949
FHLB advances and other borrowings	17,103	28,263
	35,875	52,212
Net interest income	95,434	103,714
Provision for loan losses	3,600	11,210
Net interest income after provision for loan losses	91,834	92,504
OTHER INCOME
Gain on sale of investments	—	—
Other	4,957	4,645
	4,957	4,645
OTHER EXPENSE
Compensation and benefits	21,072	18,675
Occupancy	4,446	3,931
FDIC insurance premiums	3,342	4,193
Other	9,438	7,564
	38,298	34,363
Loss on real estate acquired through foreclosure, net	(3,319)	(10,570)
Income before income taxes	55,174	52,216
Income tax provision	19,892	18,798
NET INCOME	$35,282	$33,418

PER SHARE DATA
Basic earnings	$0.33	$0.31
Diluted earnings	0.33	0.31
Cash dividends per share	0.08	0.08
Basic weighted average number of shares outstanding	105,998,184	107,845,011
Diluted weighted average number of shares outstanding, including dilutive stock options	106,043,914	107,894,572
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended December 31,
	2012	2011
	(In thousands)

Net income	$35,282	$33,418
Other comprehensive income (loss) net of tax:
Net unrealized losses on available-for-sales securities	(2,636)	(2,519)
Related tax benefit	969	926
Reclassification adjustment of net gain from sale
of available-for-sale securities included in net income	—	—
Related tax benefit (expense)	—	—
Other comprehensive loss	(1,667)	(1,593)
Comprehensive income	$33,615	$31,825
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	December 31, 2012	December 31, 2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,282	$33,418
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of fees, discounts, premiums and intangible assets, net	536	6,890
Cash received from FDIC under loss share	4,566	6,761
Depreciation	2,300	1,875
Stock option compensation expense	300	300
Provision for loan losses	3,600	11,210
Loss on real estate held for sale, net	1,193	19,859
Decrease (increase) in accrued interest receivable	1,058	(1,391)
Increase in FDIC loss share receivable	—	(1,356)
Increase (decrease) in income taxes payable	(3,038)	18,813
Decrease in other assets	30,191	3,868
Increase (decrease) in accrued expenses and other liabilities	(15,437)	2,021
Net cash provided by operating activities	60,551	102,268
CASH FLOWS FROM INVESTING ACTIVITIES
Net principal collections (loan originations)	187,382	203,949
FHLB stock redemptions	1,382	—
Available-for-sale securities purchased	(261,966)	(581,337)
Principal payments and maturities of available-for-sale securities	31,404	276,982
Available-for-sale securities sold	43,899	3,500
Held-to-maturity securities purchased	(264,781)	—
Principal payments and maturities of held-to-maturity securities	50,522	4,845
Net cash received from acquisition	202,308	50,451
Proceeds from sales of real estate held for sale	30,145	28,801
Proceeds from sales of covered REO	3,043	11,881
Premises and equipment purchased and REO improvements	(12,185)	(9,308)
Net cash provided (used) by investing activities	11,153	(10,236)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	(77,942)	73,982
Net decrease in borrowings	(22,471)	(18,873)
Proceeds from exercise of common stock options	63	2
Dividends paid on common stock	(17,250)	(8,517)
Treasury stock purchased	(44,747)	(20,311)
Decrease in advance payments by borrowers for taxes and insurance	(23,489)	(24,406)
Net cash provided (used) by financing activities	(185,836)	1,877
Increase (decrease) in cash and cash equivalents	(114,132)	93,909
Cash and cash equivalents at beginning of period	751,430	816,002
Cash and cash equivalents at end of period	$637,298	$909,911

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Three Months Ended
	December 31, 2012	December 31, 2011
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Non-covered real estate acquired through foreclosure	$22,762	$42,774
Covered real estate acquired through foreclosure	3,096	5,472
Cash paid during the period for
Interest	37,457	53,776
Income taxes	—	—
The following summarizes the non-cash activities related to acquisitions
Fair value of assets acquired	$810,766	$124,594
Fair value of liabilities assumed	(766,871)	(154,493)
Net fair value of assets (liabilities)	43,895	(29,899)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

NOTE A – Summary of Significant Accounting Policies
The consolidated unaudited interim financial statements included in this report have been prepared by Washington Federal, Inc. (“The Company”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The September 30, 2012 Consolidated Statement of Financial Condition was derived from audited financial statements.
The information included in this Form 10-Q should be read in conjunction with Company’s 2012 Annual Report on Form 10-K (“2012 Form 10-K”) as filed with the SEC. Interim results are not necessarily indicative of results for a full year.
The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2012 Form 10-K. Other than as discussed below, there have not been any material changes in our significant accounting policies compared to those contained in our 2012 Form 10-K.
Off-Balance-Sheet Credit Exposures – The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance at December 31, 2012, excluding covered loans, of $252,553,000. The Company estimates losses on off-balance-sheet credit exposures by including the exposures with the related principal balance outstanding and then applying its general reserve methodology.
Certain reclassifications have been made to the financial statements to conform prior periods to current classifications.

NOTE B - Acquisitions

South Valley Bank and Trust
Effective as of the close of business October 31, 2012, Washington Federal completed the acquisition of South Valley Bank and Trust, headquartered in Klamath Falls, Oregon (“South Valley”). The acquisition provided $383 million of net loans, $107 million of net covered loans, $735 million of deposit accounts, including $533 million in transaction deposit accounts and 24 branch locations in Central and Southern Oregon. Total consideration at closing of $44 million, including $33 million of Washington Federal, Inc. stock and $10 million of cash resulting from the collection of certain earn-out assets. If other earn out assets are collected over time, the total purchase price could be reduced by up to $14 million.

The acquisition was accounted for under the acquisition method of accounting. The purchased assets and assumed liabilities were recorded at their respective acquisition date estimated fair values. The purchase accounting for acquired assets and liabilities is subject to future adjustment based on the completion of valuations. All fair adjustment amounts currently recognized in the financial statements at December 31, 2012 were determined provisionally as the purchase accounting fair value analysis was incomplete as of December 31, 2012. The determination of whether a loan is impaired and accounted for under ASC 310 was still in process as part of the acquisition date loan valuation; therefore, all loans are categorized as acquired loans without differentiation between non-impaired and credit impaired at December 31, 2012.

Loans that were classified as non-performing loans by South Valley are no longer classified as non-performing because, at acquisition, the carrying value of the loans was adjusted to reflect fair value. Management believes that the new book value reflects an amount that will ultimately be collected.

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period from November 1, 2012 to December 31, 2012.

The table below displays the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

Fair Value Recorded by
Washington Federal
(In thousands)
Assets:
Cash and cash equivalents	$212,711
Available for sale securities	43,899
FHLB stock	5,211
Loans receivable, net	343,510
Covered loans receivable, net	107,075
FDIC indemnification asset	17,364
Property and equipment, net	24,561
Core deposit intangible	3,000
Real estate held for sale	10,857
Covered real estate held for sale	6,031
Goodwill	8,692
Other assets	27,855
Total Assets	810,766

Liabilities:
Customer accounts	735,415
FHLB advances	22,471
Other liabilities	8,985
Total Liabilities	766,871

Net assets acquired	$43,895

Consideration provided:
Equity Issued	$33,492
Cash paid	10,403
$43,895

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

NOTE C – Dividends
On December 31, 2012, the Company paid its 120th consecutive quarterly cash dividend on common stock. Dividends per share were $.08 and $.08 for the quarters ended December 31, 2012 and 2011, respectively.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

NOTE D – Loans Receivable (excluding Covered Loans)

	December 31, 2012		September 30, 2012
	(In thousands)
Non-acquired loans
Single-family residential	$5,573,590	69.4%	$5,778,922	73.5%
Construction - speculative	123,871	1.5	129,637	1.6
Construction - custom	228,140	2.9	211,690	2.7
Land - acquisition & development	109,458	1.4	124,677	1.6
Land - consumer lot loans	137,106	1.7	141,844	1.8
Multi-family	721,802	9.0	710,140	9.0
Commercial real estate	347,564	4.3	319,210	4.1
Commercial & industrial	171,644	2.1	162,823	2.1
HELOC	111,986	1.4	112,902	1.4
Consumer	59,131	0.7	63,374	0.8
Total non-acquired loans	7,584,292	94.4	7,755,219	98.6
Acquired loans
Single-family residential	15,495	0.2	—	—
Construction - speculative	90	—	—	—
Construction - custom	994	—	—	—
Land - acquisition & development	3,520	—	—	—
Land - consumer lot loans	3,891	0.1	—	—
Multi-family	9,333	0.2	—	—
Commercial real estate	178,727	2.2	—	—
Commercial & industrial	106,931	1.3	—	—
HELOC	13,810	0.2	—	—
Consumer	10,759	0.1	—	—
Total credit-impaired acquired loans	343,550	4.3	—	—
Credit-impaired acquired loans
Single-family residential	340	—	342	—
Construction - speculative	1,755	—	1,889	—
Land - acquisition & development	2,677	—	3,702	0.1
Multi-family	—	—	601	—
Commercial real estate	83,657	1.1	87,154	1.1
Commercial & industrial	1,883	—	3,292	—
HELOC	12,849	0.2	14,040	0.2
Consumer	90	—	97	—
Total credit-impaired acquired loans	103,251	1.3	111,117	1.4
Total loans
Single-family residential	5,589,425	69.6	5,779,264	73.5
Construction - speculative	125,716	1.5	131,526	1.6
Construction - custom	229,134	2.9	211,690	2.7
Land - acquisition & development	115,655	1.4	128,379	1.7
Land - consumer lot loans	140,997	1.8	141,844	1.8
Multi-family	731,135	9.2	710,741	9
Commercial real estate	609,948	7.6	406,364	5.2
Commercial & industrial	280,458	3.4	166,115	2.1

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

HELOC	138,645	1.8	126,942	1.6
Consumer	69,980	0.8	63,471	0.8
Total loans	8,031,093	100%	7,866,336	100%
Less:
Allowance for probable losses	126,827		133,147
Loans in process	204,566		213,286
Discount on acquired loans	50,817		33,484
Deferred net origination fees	33,973		34,421
	416,183		414,338
	$7,614,910		$7,451,998

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

The following table presents the changes in the accretable yield for credit impaired acquired loans as of December 31, 2012:

	Credit impaired acquired loans
	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance as of October 1, 2012	$16,928	$77,613
Additions	—	—
Accretion	(1,360)	1,360
Transfers to REO	—	(957)
Payments received, net	—	(8,677)
Balance as of December 31, 2012	$15,568	$69,339

The following table sets forth information regarding non-accrual loans held by the Company as of the dates indicated:

	December 31, 2012		September 30, 2012
	(In thousands)
Non-accrual loans:
Single-family residential	$108,570	66.6%	$131,193	75.7%
Construction - speculative	9,471	5.8	10,634	6.1
Construction - custom	39	—	539	0.3
Land - acquisition & development	14,318	8.8	13,477	7.8
Land - consumer lot loans	4,024	2.5	5,149	3.0
Multi-family	7,907	4.8	4,185	2.4
Commercial real estate	16,958	10.4	7,653	4.4
Commercial & industrial	987	0.6	16	—
HELOC	489	0.3	198	0.1
Consumer	353	0.2	383	0.2
Total non-accrual loans	$163,116	100%	$173,427	100%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

The following tables provide an analysis of the age of loans in past due status as of December 31, 2012 and September 30, 2012, respectively.

December 31, 2012	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Non-acquired loans
Single-Family Residential	$5,570,390	$5,414,979	$36,484	$25,122	$93,805	$155,411	2.79%
Construction - Speculative	86,902	78,536	1,373	1,911	5,082	8,366	9.63
Construction - Custom	120,382	120,164	32	147	39	218	0.18
Land - Acquisition & Development	106,679	94,278	557	231	11,613	12,401	11.62
Land - Consumer Lot Loans	136,928	132,135	776	45	3,972	4,793	3.50
Multi-Family	689,164	681,849	3,102	130	4,083	7,315	1.06
Commercial Real Estate	326,551	311,428	7,471	767	6,885	15,123	4.63
Commercial & Industrial	171,634	170,760	223	636	15	874	0.51
HELOC	111,986	111,473	112	—	401	513	0.46
Consumer	59,131	57,104	1,282	393	352	2,027	3.43
Total non-acquired loans	7,379,747	7,172,706	51,412	29,382	126,247	207,041	2.81

Acquired loans
Single-Family Residential	15,495	15,306	$108	26	55	189	1.22%
Construction - Speculative	90	90	—	—	—	—	—%
Construction - Custom	994	994	—	—	—	—	—%
Land - Acquisition & Development	3,520	3,520	—	—	—	—	—%
Land - Consumer Lot Loans	3,891	3,839	—	—	52	52	—%
Multi-Family	9,333	5,659	—	—	3,674	3,674	—%
Commercial Real Estate	178,727	175,712	—	1,661	1,354	3,015	1.69%
Commercial & Industrial	106,931	101,134	5,130	—	667	5,797	5.42%
HELOC	13,810	13,706	16	—	88	104	0.75%
Consumer	10,759	10,640	84	35	—	119	1.11%
Total credit-impaired acquired loans	343,550	330,600	5,338	1,722	5,890	12,950	3.77%

Credit-impaired acquired loans
Single-Family Residential	340	340	—	—	—	—	—
Construction - Speculative	1,755	1,755	—	—	—	—	—
Construction - Custom	—	—	—	—	—	—	—
Land - Acquisition & Development	2,676	2,612	—	—	64	64	2.39
Land - Consumer Lot Loans	—	—	—	—	—	—	—
Multi-Family	—	—	—	—	—	—	—
Commercial Real Estate	83,637	77,474	—	722	5,441	6,163	7.37
Commercial & Industrial	1,883	1,527	51	—	305	356	18.91

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

HELOC	12,849	12,849	—	—	—	—	—
Consumer	90	89	—	—	1	1	1.11
Total credit-impaired acquired loans	103,230	96,646	51	722	5,811	6,584	6.38

Total loans	$7,826,527	$7,599,952	$56,801	$31,826	$137,948	$226,575	2.89

September 30, 2012	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Single-Family Residential	$5,776,002	$5,618,261	$34,035	$16,276	$107,430	$157,741	2.73%
Construction - Speculative	88,849	85,785	142	190	2,732	3,064	3.45
Construction - Custom	107,882	107,215	128	—	539	667	0.62
Land - Acquisition & Development	119,192	106,321	853	1,004	11,014	12,871	10.80
Land - Consumer Lot Loans	141,772	134,560	1,688	375	5,149	7,212	5.09
Multi-Family	676,917	672,263	718	67	3,869	4,654	0.69
Commercial Real Estate	292,261	284,427	699	3,153	3,982	7,834	2.68
Commercial & Industrial	162,802	162,778	8	—	16	24	0.01
HELOC	112,902	112,482	158	64	198	420	0.37
Consumer	63,374	61,405	1,155	431	383	1,969	3.11
Total non-acquired loans	$7,541,953	$7,345,497	$39,584	$21,560	$135,312	$196,456	2.60%

Credit-impaired acquired loans
Single-Family Residential	342	342	—	—	—	—	—%
Construction - Speculative	1,889	1,889	—	—	—	—	—
Construction - Custom	—	—	—	—	—	—	—
Land - Acquisition & Development	3,702	3,219	365	—	118	483	13.05
Land - Consumer Lot Loans	—	—	—	—	—	—	—
Multi-Family	601	—	601	—	—	601	—
Commercial Real Estate	87,134	78,959	412	2,549	5,214	8,175	9.38
Commercial & Industrial	3,292	3,054	238	—	—	238	7.23
HELOC	14,040	13,950	—	90	—	90	0.64
Consumer	97	95	2	—	—	2	2.06
Total credit-impaired acquired loans	111,097	101,508	1,618	2,639	5,332	9,589	8.63%

Total loans	$7,653,050	$7,447,005	$41,202	$24,199	$140,644	$206,045	2.69%

Most loans restructured in troubled debt restructurings ("TDRs") are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The concession for these loans is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of December 31, 2012, single-family residential loans comprised 84.0% of TDRs.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

The following tables provide information related to loans that were restructured during the periods indicated:

	Quarter Ended December 31,
	2012			2011
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-Family Residential	105	$29,339	$29,339	700	$183,492	$183,492
Construction - Speculative	1	2,503	2,503	24	6,409	6,409
Construction - Custom	—	—	—	1	1,196	1,196
Land - Acquisition & Development	—	—	—	25	8,524	8,524
Land - Consumer Lot Loans	11	1,836	1,836	65	9,017	9,017
Multi-Family	1	68	68	5	3,161	3,161
Commercial Real Estate	—	—	—	1	308	308
Commercial & Industrial	—	—	—	1	5	5
HELOC	—	—	—	3	185	185
Consumer	—	—	—	—	—	—
	118	$33,746	$33,746	825	$212,297	$212,297

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

The following tables provide information on restructured loans for which a payment default occurred during the periods indicated and that had been modified as a TDR within 12 months or less of the payment default:

	Quarter Ended December 31,
	2012		2011
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
		(In thousands)		(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Single-Family Residential	31	$7,498	36	$8,413
Construction - Speculative	5	904	—	—
Construction - Custom	—	—	—	—
Land - Acquisition & Development	—	—	—	—
Land - Consumer Lot Loans	—	—	3	653
Multi-Family	—	—	—	—
Commercial Real Estate	—	—	—	—
Commercial & Industrial	—	—	—	—
HELOC	—	—	—	—
Consumer	—	—	—	—
	36	$8,402	39	$9,066

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
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

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

The following table summarizes the activity in the allowance for loan losses for the quarter ended December 31, 2012 and fiscal year ended September 30, 2012:

Quarter Ended December 31, 2012	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$81,815	$(6,932)	$1,582	$1,043	$77,508
Construction - speculative	12,060	(927)	54	(2,527)	8,660
Construction - custom	347	—	—	(72)	275
Land - acquisition & development	15,598	(2,328)	51	1,735	15,056
Land - consumer lot loans	4,937	(317)	—	343	4,963
Multi-family	5,280	(391)	6	212	5,107
Commercial real estate	1,956	(212)	3	904	2,651
Commercial & industrial	7,626	(46)	25	457	8,062
HELOC	965	(55)	—	134	1,044
Consumer	2,563	(801)	368	1,371	3,501
	$133,147	$(12,009)	$2,089	$3,600	$126,827

Fiscal Year Ended September 30, 2012	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$83,307	$(53,789)	$8,164	$44,133	$81,815
Construction - speculative	13,828	(4,916)	711	2,437	12,060
Construction - custom	623	—	—	(276)	347
Land - acquisition & development	32,719	(16,978)	1,341	(1,484)	15,598
Land - consumer lot loans	5,520	(2,670)	—	2,087	4,937
Multi-family	7,623	(1,393)	504	(1,454)	5,280
Commercial real estate	4,331	(814)	225	(1,786)	1,956
Commercial & industrial	5,099	(249)	2,366	410	7,626
HELOC	1,139	(232)	66	(8)	965
Consumer	2,971	(3,538)	1,480	1,650	2,563
	$157,160	$(84,579)	$14,857	$45,709	$133,147
The Company recorded a $3,600,000 provision for loan losses during the quarter ended December 31, 2012, while an $11,210,000 provision was recorded for the same quarter one year ago. Non-performing assets (“NPAs”) amounted to $264,219,000, or 2.02%, of total assets at December 31, 2012, compared to $343,665,000, or 2.52%, of total assets one year ago. Acquired loans, including covered loans, are not classified as non-performing loans because, at acquisition, the carrying value of these loans was adjusted to reflect fair value. There was no additional provision for loan losses recorded on acquired or covered loans during the quarter ended December 31, 2012. Non-accrual loans decreased from $185,783,000 at December 31, 2011, to $163,116,000 at December 31, 2012, a 12.2% decrease. The Company had net charge-offs of $9,920,000 for the quarter ended December 31, 2012, compared with $13,829,000 of net charge-offs for the same quarter one year ago. A loan is charged-off when the loss is estimable and it is confirmed that the borrower will not be able to meet its contractual obligations. $115,141,000 of the allowance

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

was calculated under our general allowance methodology and the remaining $11,686,000 was made up of specific reserves on loans that were deemed to be impaired at December 31, 2012. For the period ending December 31, 2011, $114,552,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $39,988,000 was made up of specific reserves on loans that were deemed to be impaired. The primary reasons for the shift in total allowance allocation from specific reserves to general reserves is due to the Company having already addressed many of the problem loans focused in the speculative construction and land A&D portfolios, combined with an increase in delinquencies and elevated charge-offs in the single family residential portfolio.
The following tables shows a summary of loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves as of December 31, 2012 and September 30, 2012:

December 31, 2012	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$77,473	$5,468,956	1.4%	$35	$104,634	—%
Construction - speculative	6,567	106,292	6.2	2,093	17,579	11.9
Construction - custom	275	228,140	0.1	—	—	—
Land - acquisition & development	9,097	78,188	11.6	5,959	31,270	19.1
Land - consumer lot loans	4,217	134,610	3.1	746	2,496	29.9
Multi-family	2,862	707,153	0.4	2,245	14,649	15.3
Commercial real estate	2,043	333,610	0.6	608	13,954	4.4
Commercial & industrial	8,062	171,148	4.7	—	496	—
HELOC	1,044	111,986	0.9	—	—	—
Consumer	3,501	59,131	5.9	—	—	—
	$115,141	$7,399,214	1.6	$11,686	$185,078	6.3
 ___________________

(1)	Excludes acquired and covered loans

September 30, 2012	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$81,737	$5,694,337	1.4%	$78	$84,584	0.1%
Construction - speculative	9,079	104,312	8.7	2,981	25,325	11.8
Construction - custom	347	211,690	0.2	—	—	—
Land - acquisition & development	6,697	47,294	14.2	8,901	77,383	11.5
Land - consumer lot loans	4,176	138,666	3.0	761	3,178	23.9
Multi-family	2,818	694,140	0.4	2,462	16,000	15.4
Commercial real estate	1,158	292,550	0.4	798	26,660	3.0
Commercial & industrial	7,624	161,689	4.7	2	1,134	0.2
HELOC	965	112,812	0.9	—	90	—
Consumer	2,563	63,374	4.0	—	—	—
	$117,164	$7,520,864	1.6	$15,983	$234,354	6.8

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

(1)	Excludes acquired and covered loans
The following tables provide information on loans based on credit quality indicators (defined in Note A) as of December 31, 2012 and September 30, 2012:
Credit Risk Profile by Internally Assigned Grade (excludes covered loans):

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

December 31, 2012	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,394,895	$2,537	$176,158	$—	$—	$5,573,590
Construction - speculative	84,207	11,241	28,423	—	—	123,871
Construction - custom	228,140	—	—	—	—	228,140
Land - acquisition & development	67,717	3,430	38,311	—	—	109,458
Land - consumer lot loans	135,240	124	1,742	—	—	137,106
Multi-family	697,812	2,243	21,747	—	—	721,802
Commercial real estate	292,210	22,490	32,864	—	—	347,564
Commercial & industrial	167,026	1,673	2,906	—	39	171,644
HELOC	111,986	—	—	—	—	111,986
Consumer	58,363	411	357	—	—	59,131
	7,237,596	44,149	302,508	—	39	7,584,292

Acquired loans
Single-family residential	15,495	—	—	—	—	15,495
Construction - speculative	—	—	90	—	—	90
Construction - custom	994	—	—	—	—	994
Land - acquisition & development	2,247	—	1,273	—	—	3,520
Land - consumer lot loans	3,760	86	45	—	—	3,891
Multi-family	3,310	179	5,844	—	—	9,333
Commercial real estate	135,480	6,569	34,059	—	2,619	178,727
Commercial & industrial	67,857	16,319	20,592	—	2,163	106,931
HELOC	12,342	—	674	—	794	13,810
Consumer	10,748	—	11	—	—	10,759
	252,233	23,153	62,588	—	5,576	343,550

Credit impaired acquired loans
Pool 1 - Construction and land A&D	1,611	—	2,820	—	—	4,431
Pool 2 - Single-family residential	340	—	—	—	—	340
Pool 3 - Multi-family	—	—	—	—	—	—
Pool 4 - HELOC & other consumer	12,940	—	—	—	—	12,940
Pool 5 - Commercial real estate	52,982	1,025	28,654	996	—	83,657
Pool 6 - Commercial & industrial	1,031	73	523	256	—	1,883
Total credit impaired acquired loans	68,904	1,098	31,997	1,252	—	103,251
Total gross loans	$7,558,733	$68,400	$397,093	$1,252	$5,615	$8,031,093

Total grade as a % of total gross loans	94.6%	0.8%	4.6%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

September 30, 2012	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,588,252	$844	$189,826	$—	$—	$5,778,922
Construction - speculative	86,126	10,113	33,398	—	—	129,637
Construction - custom	211,690	—	—	—	—	211,690
Land - acquisition & development	73,661	4,637	46,379	—	—	124,677
Land - consumer lot loans	140,006	223	1,615	—	—	141,844
Multi-family	684,649	5,098	20,393	—	—	710,140
Commercial real estate	278,022	16,282	24,906	—	—	319,210
Commercial & industrial	158,421	1,071	3,331	—	—	162,823
HELOC	112,902	—	—	—	—	112,902
Consumer	62,611	354	409	—	—	63,374
	7,396,340	$38,622	$320,257	$—	$—	$7,755,219

Credit impaired acquired loans
Pool 1 - Construction and land A&D	2,466	—	3,125	—	—	5,591
Pool 2 - Single-family residential	342	—	—	—	—	342
Pool 3 - Multi-family	—	—	601	—	—	601
Pool 4 - HELOC & other consumer	14,137	—	—	—	—	14,137
Pool 5 - Commercial real estate	53,683	4,308	28,200	963	—	87,154
Pool 6 - Commercial & industrial	1,566	58	733	935	—	3,292
Total credit impaired acquired loans	72,194	4,366	32,659	1,898	—	111,117
Total gross loans	$7,468,534	$42,988	$352,916	$1,898	$—	$7,866,336
Total grade as a % of total gross loans	94.9%	0.6%	4.5%	—%	—%

Credit Risk Profile Based on Payment Activity (excludes acquired and covered loans):

December 31, 2012	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,465,020	98.1%	$108,570	1.9%
Construction - speculative	114,400	92.4	9,471	7.6
Construction - custom	228,101	100.0	39	—
Land - acquisition & development	95,140	86.9	14,318	13.1
Land - consumer lot loans	133,082	97.1	4,024	2.9
Multi-family	713,895	98.9	7,907	1.1
Commercial real estate	330,606	95.1	16,958	4.9
Commercial & industrial	170,657	99.4	987	0.6
HELOC	111,497	99.6	489	0.4
Consumer	58,778	99.4	353	0.6
	$7,421,176	97.8	$163,116	2.2

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

September 30, 2012	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,647,729	97.7%	$131,193	2.3%
Construction - speculative	119,003	91.8	10,634	8.2
Construction - custom	211,151	99.7	539	0.3
Land - acquisition & development	111,200	89.2	13,477	10.8
Land - consumer lot loans	136,695	96.4	5,149	3.6
Multi-family	705,955	99.4	4,185	0.6
Commercial real estate	311,557	97.6	7,653	2.4
Commercial & industrial	162,807	100.0	16	—
HELOC	112,704	99.8	198	0.2
Consumer	62,991	99.4	383	0.6
	$7,581,792	97.8%	$173,427	2.2%
The following table provides information on impaired loans based on loan types as of December 31, 2012 and September 30, 2012:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

					Average Recorded Investment
December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance		Quarter Ended December 31, 2012
	(In thousands)
With no related allowance recorded:
Single-family residential	$42,110	$49,559	$—		$43,478
Construction - speculative	4,637	5,529	—		4,681
Construction - custom	568	568	—		568
Land - acquisition & development	11,875	23,244	—		12,020
Land - consumer lot loans	3,094	3,316	—		2,982
Multi-family	5,022	5,022	—		4,281
Commercial real estate	12,857	14,198	—		11,101
Commercial & industrial	3,164	8,469	—		2,387
HELOC	1,163	1,163	—		737
Consumer	1	17	—		13
	84,491	111,085	—		82,248
With an allowance recorded:
Single-family residential	355,311	363,996	19,073		356,506
Construction - speculative	19,533	20,438	2,093		19,975
Construction - custom	—	—	—		—
Land - acquisition & development	20,994	23,763	5,959		22,418
Land - consumer lot loans	13,785	13,857	746		13,803
Multi-family	18,524	18,639	2,245		18,620
Commercial real estate	8,360	8,360	608		8,382
Commercial & industrial	—	—	—		—
HELOC	741	741	—		737
Consumer	—	—	—		—
	437,248	449,794	30,724	(1)	440,441
Total:
Single-family residential	397,421	413,555	19,073		399,984
Construction - speculative	24,170	25,967	2,093		24,656
Construction - custom	568	568	—		568
Land - acquisition & development	32,869	47,007	5,959		34,438
Land - consumer lot loans	16,879	17,173	746		16,785
Multi-family	23,546	23,661	2,245		22,901
Commercial real estate	21,217	22,558	608		19,483
Commercial & industrial	3,164	$8,469	—		2,387
HELOC	1,904	1,904	—		1,474
Consumer	1	17	—		13
	$521,739	$560,879	$30,724	(1)	$522,689
____________________
(1)Includes $11,686,000 of specific reserves and $19,038,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
With no related allowance recorded:
Single-family residential	$106,955	$124,342	$—		$49,524
Construction - speculative	13,726	16,568	—		13,581
Construction - custom	—	—	—		—
Land - acquisition & development	18,000	30,209	—		16,417
Land - consumer lot loans	1,677	2,185	—		487
Multi-family	8,792	8,991	—		6,935
Commercial real estate	31,190	42,656	—		12,946
Commercial & industrial	1,146	7,363	—		581
HELOC	90	1,066	—		36
Consumer	—	4	—		—
	181,576	233,384	—		100,507
With an allowance recorded:
Single-family residential	317,901	317,901	25,723		305,350
Construction - speculative	12,836	12,836	2,981		12,822
Construction - custom	—	—	—		—
Land - acquisition & development	20,750	20,750	8,901		21,650
Land - consumer lot loans	13,881	13,881	761		13,126
Multi-family	14,153	14,555	2,462		14,279
Commercial real estate	3,722	3,722	798		2,897
Commercial & industrial	—	2	2		22
HELOC	734	734	—		743
Consumer	—	—	—		—
	383,977	384,381	41,628	(1)	370,889
Total:
Single-family residential	424,856	442,243	25,723		354,874
Construction - speculative	26,562	29,404	2,981		26,403
Construction - custom	—	—	—		—
Land - acquisition & development	38,750	50,959	8,901		38,067
Land - consumer lot loans	15,558	16,066	761		13,613
Multi-family	22,945	23,546	2,462		21,214
Commercial real estate	34,912	46,378	798		15,843
Commercial & industrial	1,146	7,365	2		603
HELOC	824	1,800	—		779
Consumer	—	4	—		—
	$565,553	$617,765	$41,628	(1)	$471,396

(1)	Includes $15,983,000 of specific reserves and $25,645,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

NOTE F – New Accounting Pronouncements

There were no new accounting pronouncements issued since the Company's 2012 Form 10-K was filed.

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

The following table presents the balance of assets measured at fair value on a recurring basis at December 31, 2012:

	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
Equity securities	$—	$—	$—	$—
Obligations of U.S. government	—	407,372	—	407,372
Obligations of states and political subdivisions	—	25,060	—	25,060
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	403,357	—	403,357
Mortgage-backed securities			—
Agency pass-through certificates	—	1,167,988	—	1,167,988
Other debt securities	—	—	—	—
Balance at end of period	$—	$2,003,777	$—	$2,003,777

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

There were no transfers between, into and/or out of Levels 1, 2 or 3 during the quarter ended December 31, 2012.
Measured on a Nonrecurring Basis
Impaired Loans & Real Estate Held for Sale
From time to time, and on a nonrecurring basis, fair value adjustments to collateral-dependent loans and real estate held for sale are recorded to reflect write-downs of principal balances based on the current appraised or estimated value of the collateral. When management determines that the fair value of the collateral or the real estate held for sale requires additional adjustments, either as a result of a non-current appraisal value or when there is no observable market price, the Company classifies the impaired loan or real estate held for sale as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2012 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as covered REO and real estate held for sale for which fair value of the properties was less than the cost basis.
Real estate held for sale consists principally of properties acquired through foreclosure.
The following table presents the aggregated balance of assets measured at estimated fair value on a nonrecurring basis through the quarter ended December 31, 2012, and the total losses resulting from those fair value adjustments for the quarter ended December 31, 2012. The following estimated fair values are shown gross of estimated selling costs:

	Through December 31, 2012				Quarter Ended December 31, 2012
	Level 1	Level 2	Level 3	Total	Total Losses
	(In thousands)
Impaired loans (1)	$—	$—	$21,238	$21,238	$9,813
Covered REO (2)	—	—	3,080	3,080	91
Real estate held for sale (2)	—	—	25,426	25,426	7,536
Balance at end of period	$—	$—	$49,744	$49,744	$17,440
 ___________________

(1)	The losses represents remeasurements of collateral-dependent loans.

(2)	The losses represents aggregate writedowns and charge-offs on real estate held for sale.
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2012.
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
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

		December 31, 2012		September 30, 2012
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$637,298	$637,298	$751,430	$751,430
Available-for-sale securities	2
Equity securities		—	—	—	—
Obligations of U.S. government		407,372	407,372	183,560	183,560
Obligations of states and political subdivisions		25,060	25,060	24,844	24,844
Obligations of foreign governments		—	—	—	—
Corporate debt securities		403,357	403,357	403,325	403,325
Mortgage-backed securities
Agency pass-through certificates		1,167,988	1,167,988	1,169,976	1,169,976
Other debt securities		—	—	—	—
Total available-for-sale securities		2,003,777	2,003,777	1,781,705	1,781,705
Held-to-maturity securities	2
Equity securities		—	—	—	—
Obligations of U.S. government		—	—	—	—
Obligations of states and political subdivisions		—	—	795	802
Obligations of foreign governments		—	—	—	—
Corporate debt securities		—	—	—	—
Mortgage-backed securities
Agency pass-through certificates		1,407,246	1,423,571	1,190,692	1,216,421
Other debt securities		—	—	—	—
Total held-to-maturity securities		1,407,246	1,423,571	1,191,487	1,217,223
Loans receivable	3	7,614,910	8,324,457	7,451,998	7,949,892
Covered loans	3	380,594	389,921	288,376	289,754
FDIC indemnification asset	3	90,415	88,033	87,571	85,846
FHLB stock	2	153,542	153,542	149,840	149,840
Financial liabilities
Customer accounts	2	9,234,091	8,902,278	8,576,618	8,406,432
FHLB advances and other borrowings	2	1,880,000	2,105,789	1,880,000	2,110,223
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
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

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
The following is a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

	December 31, 2012
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$18,133	$36	$(51)	$18,118	0.44%
1 to 5 years	58,000	2,597	—	60,597	1.55
5 to 10 years	33,300	1,435	—	34,735	1.75
Over 10 years	293,922	—	—	293,922	0.93
Corporate bonds due
Within 1 year	19,500	5	—	19,505	0.49
1 to 5 years	316,928	2,656	(292)	319,292	0.84
5 to 10 years	62,954	1,612	(6)	64,560	2.02
Municipal bonds due
Over 10 years	20,437	4,623	—	25,060	6.45
Mortgage-backed securities
Agency pass-through certificates	1,162,202	6,418	(632)	1,167,988	2.07
	1,985,376	19,382	(981)	2,003,777	4.11
Held-to-maturity securities
Tax-exempt municipal bonds due
Within 1 year	—	—	—	—	—
1 to 5 years	—	—	—	—	—
5 to 10 years	—	—	—	—	—
Over 10 years	—	—	—	—	—
U.S. government and agency securities due
1 to 5 years	—	—	—	—	—
Mortgage-backed securities
Agency pass-through certificates	1,407,246	16,616	(291)	1,423,571	3.05
	1,407,246	16,616	(291)	1,423,571	3.05
	$3,392,622	$35,998	$(1,272)	$3,427,348	2.26%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

	September 30, 2012
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$19,999	$42	$(6)	$20,035	0.57%
1 to 5 years	—	—	—	—	—
5 to 10 years	59,300	4,225	—	63,525	2.21
Over 10 years	100,000	—	—	100,000	1.05
Corporate bonds due
1 to 5 years	336,340	2,810	(61)	339,089	0.91
5 to 10 years	62,919	1,324	(7)	64,236	2.73
Municipal bonds due
Over 10 years	20,442	4,402	—	24,844	6.45
Mortgage-backed securities
Agency pass-through certificates	1,161,668	9,358	(1,050)	1,169,976	2.28
	1,760,668	22,161	(1,124)	1,781,705	1.99
Held-to-maturity securities
Tax-exempt municipal bonds due
Within 1 year	795	7	—	802	5.80
1 to 5 years	—	—	—	—	—
5 to 10 years	—	—	—	—	—
Over 10 years	—	—	—	—	—
U.S. government and agency securities due
1 to 5 years	—	—	—	—	—
Mortgage-backed securities
Agency pass-through certificates	1,190,692	25,729	—	1,216,421	3.10
	1,191,487	25,736	—	1,217,223	3.10
	$2,952,155	$47,897	$(1,124)	$2,998,928	2.44%
During the period ending December 31, 2012, $43,899,000 of available-for-sale securities were sold, resulting in a gain of $0. $3,500,000 of available-for-sale securities were sold during the period ending December 31, 2011, resulting in a gain of $0.
Substantially all mortgage-backed securities have contractual due dates that exceed 10 years.
The following table shows the unrealized gross losses and fair value of securities at December 31, 2012, by length of time that individual securities in each category have been in a continuous loss position. Management believes that the declines in fair value of these investments are not an other than temporary impairment.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value

Corporate bonds due	$(292)	$37,802	$(6)	$9,994	$(298)	$47,796
U.S. government and agency securities due	(51)	17,582	—	—	(51)	17,582
Agency pass-through certificates	(844)	429,745	(79)	62,556	(923)	492,301
	(1,187)	$485,129	$(85)	$72,550	(1,272)	$557,679

NOTE H – Covered Assets
Covered assets represent loans and real estate held for sale acquired from the FDIC that are subject to loss sharing agreements and were $416,624,000 as of December 31, 2012, versus $317,925,000 as of September 30, 2012.

As of the close of business October 31, 2012, the Company acquired covered assets as part of the South Valley acquisition as described in Note B. The purchase accounting, for acquired assets and liabilities, mainly related to the valuation of the acquired loans, is subject to future adjustment based on the completion of valuations. The carrying balance of acquired covered loans have been included in the following tables; however, the balances are subject to future adjustment based on the completion of the purchase accounting valuations.
Changes in the carrying amount and accretable yield for acquired impaired and non-impaired loans for the quarter ended December 31, 2012 and the fiscal year ended September 30, 2012 were as follows:

December 31, 2012	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$50,902	$74,953	$23,789	$213,423
Additions (1)	—	107,075	—	—
Accretion	(12,487)	12,487	(1,803)	1,803
Transfers to REO	—	(2,512)	—	—
Payments received, net	—	(9,591)	—	(17,044)
Balance at end of period	$38,415	$182,412	$21,986	$198,182
(1) includes FDIC covered loans which were acquired as part of the South Valley acquisition.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

September 30, 2012	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$37,072	$116,061	$30,370	$269,888
Reclassification from nonaccretable balance, net	34,690	—	—	—
Accretion	(20,860)	20,860	(6,581)	6,581
Transfers to REO	—	(15,905)	—	—
Payments received, net	—	(46,063)	—	(63,046)
Balance at end of period	$50,902	$74,953	$23,789	$213,423

At December 31, 2012, none of the acquired impaired or non-impaired loans were classified as non-performing assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.
The outstanding principal balance of acquired loans was $465,882,000 and $373,455,000 as of December 31, 2012 and September 30, 2012, respectively. The discount balance related to the acquired loans was $85,288,000 and $85,079,000 as of December 31, 2012 and September 30, 2012, respectively.
The following table shows the year to date activity for the FDIC indemnification asset:

	December 31, 2012	September 30, 2012
	(In thousands)
Balance at beginning of period	$87,571	$101,634
Additions (1)	17,364	3,284
Payments made (received)	(4,566)	(3,456)
Amortization	(10,224)	(15,510)
Accretion	270	1,619
Balance at end of period	$90,415	$87,571
(1) includes FDIC covered loans which were acquired as part of the South Valley acquisition.
The following tables provide information on covered loans based on credit quality indicators (defined in Note A) as of December 31, 2012 and September 30, 2012:
Credit Risk Profile by Internally Assigned Grade:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

December 31, 2012	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Purchased non credit-impaired loans:
Single-family residential	$31,560	$—	$3,085	$—	$—	$34,645
Construction - speculative	102	—	—	—	—	102
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	3,065	1,482	6,321	—	—	10,868
Land - consumer lot loans	443	—	—	—	—	443
Multi-family	23,902	—	2,740	—	—	26,642
Commercial real estate	70,032	10,637	29,123	—	—	109,792
Commercial & industrial	6,444	500	5,066	—	—	12,010
HELOC	16,556	—	—	—	—	16,556
Consumer	721	—	—	—	—	721
	152,825	12,619	46,335	—	—	211,779
Total grade as a % of total net loans	72.2%	6.0%	21.9%	—%	—%

Purchased credit-impaired loans:
Pool 1 - Construction and land A&D	—	9,782	5,049	30,539	45,370	54,857
Pool 2 - Single-family residential	—	665	—	1,783	2,448	26,815
Pool 3 - Multi-family	—	—	—	2,973	2,973	5,872
Pool 4 - HELOC & other consumer	—	905	—	2,980	3,885	8,322
Pool 5 - Commercial real estate	—	400	25,636	40,775	66,811	133,471
Pool 6 - Commercial & industrial	—	3,633	994	10,144	14,771	24,766
	$—	$15,385	$31,679	$89,194	$136,258	254,103
					Total covered loans	465,882
					Discount	(85,288)
					Allowance	—
					Covered loans, net	$380,594

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

September 30, 2012	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Purchased non credit-impaired loans:
Single-family residential	$32,272	$—	$3,404	$—	$—	$35,676
Construction - speculative	90	—	—	—	—	90
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	3,440	1,970	6,020	—	—	11,430
Land - consumer lot loans	498	—	—	—	—	498
Multi-family	24,898	—	2,747	—	—	27,645
Commercial real estate	89,530	298	31,764	—	—	121,592
Commercial & industrial	7,146	510	5,367	—	—	13,023
HELOC	17,971	—	—	—	—	17,971
Consumer	918	—	—	—	—	918
	176,763	2,778	49,302	—	—	228,843
Total grade as a % of total net loans	77.3%	1.2%	21.5%	—%	—%

Purchased credit-impaired loans:
Pool 1 - Construction and land A&D	9,795	5,301	35,857	—	—	50,953
Pool 2 - Single-family residential	669	—	2,953	—	—	3,622
Pool 3 - Multi-family	—	—	2,996	—	—	2,996
Pool 4 - HELOC & other consumer	1,094	—	3,096	—	—	4,190
Pool 5 - Commercial real estate	404	25,785	41,403	—	—	67,592
Pool 6 - Commercial & industrial	3,787	1,006	10,466	—	—	15,259
	$15,749	$32,092	$96,771	$—	$—	144,612
					Total covered loans	373,455
					Discount	(85,079)
					Allowance	—
					Covered loans, net	$288,376

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED DECEMBER 31, 2012 AND 2011
(UNAUDITED)

The following tables provide an analysis of the age of purchased non credit-impaired loans in past due status for the periods ended December 31, 2012 and September 30, 2012:

December 31, 2012	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
Single-Family Residential	$34,645	$31,887	$50	$—	$2,708	$2,758	7.96%
Construction - Speculative	102	102	—	—	—	—	NM
Construction - Custom	—	—	—	—	—	—	NM
Land - Acquisition & Development	10,868	9,495	—	36	1,337	1,373	12.63
Land - Consumer Lot Loans	443	345	—	—	98	98	22.12
Multi-Family	26,642	24,934	200	—	1,508	1,708	6.41
Commercial Real Estate	109,792	107,753	192	—	1,847	2,039	1.86
Commercial & Industrial	12,010	8,213	369	—	3,428	3,797	31.62
HELOC	16,556	16,247	29	—	280	309	1.87
Consumer	721	719	1	1	—	2	0.28
	$211,779	$199,695	$841	$37	$11,206	$12,084	5.71%

September 30, 2012	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
Single-Family Residential	$35,676	$32,601	$2,075	$—	$1,000	$3,075	8.62%
Construction - Speculative	90	90	—	—	—	—	NM
Construction - Custom	—	—	—	—	—	—	NM
Land - Acquisition & Development	11,430	9,922	—	—	1,508	1,508	13.19
Land - Consumer Lot Loans	498	385	—	—	113	113	22.69
Multi-Family	27,645	26,137	—	—	1,508	1,508	5.45
Commercial Real Estate	121,592	115,206	17	4,447	1,922	6,386	5.25
Commercial & Industrial	13,023	9,513	—	69	3,441	3,510	26.95
HELOC	17,971	17,440	97	50	384	531	2.95
Consumer	918	916	—	1	1	2	2.20
	$228,843	$212,210	$2,189	$4,567	$9,877	$16,633	7.27%

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
The results discussed below were impacted by the acquisition on close of business October 31, 2012, of South Valley Bank and Trust, headquartered in Klamath Falls, Oregon (“South Valley”). The acquisition provided $383 million of net loans, $107 million of net covered loans, $735 million of deposit accounts, including $533 million in transaction deposit accounts and 24 branch locations in Central and Southern Oregon. Total consideration at closing of $44 million, including $33 million of Washington Federal, Inc. stock and $10 million of cash resulting from the collection of certain earn-out assets.

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period from November 1, 2012 to December 31, 2012.

INTEREST RATE RISK
Historically, the Company accepted a higher level of interest rate volatility as a result of its significant holdings of fixed-rate single-family home loans that are longer in term than the characteristics of its primary liabilities of customer accounts and borrowings. Based on Management's assessment of the current interest rate environment, the Company has taken steps, including growing business loans, transaction deposit accounts and extending the maturity on borrowings, to reduce its interest rate risk profile compared to its historical norms.
At December 31, 2012, the Company had approximately $1.6 billion more liabilities subject to repricing in the next year than assets, which amounted to a negative one-year maturity gap of 12.3% of total assets. This was a Increase from the 10.1% negative gap as of September 30, 2012.
The negative one-year maturity gap described above signifies that assets do not respond as quickly to changes in interest rates as liabilities and net interest income typically declines when interest rates rise and expands when interest rates fall as compared to a portfolio of matched maturities of assets and liabilities.
The potential impact of rising interest rates on net income for one year has also been estimated using a model that is based on account level of detail for loans and deposits. In the event of an immediate and parallel increase of 200 basis points in interest rates, we would expect net interest income to decrease by 1.7%. In the event of a gradual increase from current rates by 200 basis points over a twelve-month period, we would expect a decrease in net interest income of .76%.

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
The net portfolio value (“NPV”) is the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates is another measure of interest rate risk. This approach provides a longer term view of interest rate risk as it incorporates all future expected cash flows. In the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $315 million and the NPV to total assets ratio to decline to 16.14%. As of September 30, 2012 the estimated decrease in NPV in the event of a 200 basis point increase in rates was estimated to decline by $296 million and the NPV to total assets ratio to decline to 15%.
The interest rate spread increased to 2.83% at December 31, 2012 from 2.80% at September 30, 2012. The spread increased due to a decline in the average rate on customer deposit accounts and borrowings. As of December 31, 2012, the weighted average rate on customer deposit accounts and borrowings decreased by 12 basis points compared to September 30, 2012, while the weighted average rates on earning assets decreased by 9 basis points over the same period.
As of December 31, 2012, the Company had increased total assets by $633,898,000 from $12,472,944,000 at September 30, 2012. For the quarter ended December 31, 2012, compared to September 30, 2012, loans (both non-covered and covered) increased $255,130,000, or 3.3%. To help offset the reduced income from loans, investment securities increased $437,831,000, or 14.7%. Cash and cash equivalents of $637,298,000 and stockholders’ equity of $1,914,678,000 provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s net worth at December 31, 2012 was $1,914,678,000, or 14.61% of total assets. This was an increase of $14,926,000 from September 30, 2012 when net worth was $1,899,752,000, or 15.23% of total assets. The Company’s net worth was impacted in the three months ended December 31, 2012 by net income of $35,282,000, the payment of $17,250,000 in cash dividends, treasury stock purchases that totaled $44,747,000, as well as a decrease in other comprehensive income of $1,667,000.
Management believes this strong net worth position will help the Company manage its interest rate risk and provide the capital support needed for controlled growth in a regulated environment. To be categorized as well capitalized, Washington Federal must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

	Actual		Capital Adequacy Guidelines		Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(In thousands)
December 31, 2012
Total capital to risk-weighted assets	$1,684,606	26.25%	$513,443	8.00%	$641,804	10.00%
Tier I capital to risk-weighted assets	1,603,789	24.99%	N/A	N/A	385,082	6.00%
Core capital to adjusted tangible assets	1,603,789	12.49%	N/A	N/A	642,126	5.00%
Core capital to total assets	1,603,789	12.49%	385,276	3.00%	N/A	N/A
Tangible capital to tangible assets	1,603,789	12.49%	192,638	1.50%	N/A	N/A

September 30, 2012
Total capital to risk-weighted assets	1,653,760	27.29%	484,822	8.00%	606,028	10.00%
Tier I capital to risk-weighted assets	1,577,280	26.03%	N/A	N/A	363,617	6.00%
Core capital to adjusted tangible assets	1,577,280	12.92%	N/A	N/A	610,556	5.00%
Core capital to total assets	1,577,280	12.92%	366,334	3.00%	N/A	N/A
Tangible capital to tangible assets	1,577,280	12.92%	183,167	1.50%	N/A	N/A

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN FINANCIAL CONDITION
Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $222,072,000, or 12.5%, during the three months ended December 31, 2012, which included the purchase of $261,966,000 of available-for-sale securities. There were $43,899,000 of available-for-sale securities sold during the three months ended December 31, 2012, resulting in no gain or loss. During the same period, there were 264,781,000 of held-to-maturity securities purchased and no sales of held-to-maturity securities. As of December 31, 2012, the Company had net unrealized gains on available-for-sale securities of $11,639,000, net of tax, which were recorded as part of stockholders’ equity. The Company increased its available-for-sale and held-to-maturity investment portfolios to help offset some of the lost interest income on maturing and prepaying loans and mortgage-backed securities.
Loans receivable: During the three months ended December 31, 2012, the balance of loans receivable increased 2.2% to $7,614,910,000 compared to $7,451,998,000 at September 30, 2012. This increase is a result of the acquisition of $344 million in loans from South Valley offset by declining balances consistent with management’s strategy to reduce the Company’s exposure to land and construction loans and not aggressively compete for 30 year fixed-rate loans at rates below 4%, due to the duration risk associated with such low mortgage rates. Additionally, during the quarter, $22,762,000 of loans were transferred to REO. If the current low rates on 30 year fixed-rate mortgages persist, management will consider continuing to shrink the Company's loan portfolio. The following table shows the loan portfolio by category for the last three quarters.

Loan Portfolio by Category *	December 31, 2012		September 30, 2012		June 30, 2012
Non-Acquired loans	(In thousands)
Single-family residential	$5,573,590	69.4%	$5,778,922	73.5%	$5,904,805	74.0%
Construction - speculative	123,871	1.5	129,637	1.6	130,741	1.6
Construction - custom	228,140	2.9	211,690	2.7	210,488	2.6
Land - acquisition & development	109,458	1.4	124,677	1.6	135,392	1.7
Land - consumer lot loans	137,106	1.7	141,844	1.8	145,129	1.8
Multi-family	721,802	9.0	710,140	9.0	692,763	8.7
Commercial real estate	347,564	4.3	319,210	4.1	310,588	3.9
Commercial & industrial	171,644	2.1	162,823	2.1	148,577	1.9
HELOC	111,986	1.4	112,902	1.4	113,559	1.4
Consumer	59,131	0.7	63,374	0.8	68,202	0.9
Total non-acquired loans	7,584,292	94.4	7,755,219	98.6	7,860,244	98.5
Acquired loans	(In thousands)
Single-family residential	15,495	—	—	—	—	—
Construction - speculative	90	—	—	—	—	—
Construction - custom	994	—	—	—	—	—
Land - acquisition & development	3,520	—	—	—	—	—
Land - consumer lot loans	3,891	0.1	—	—	—	—
Multi-family	9,333	0.2	—	—	—	—
Commercial real estate	178,727	2.2	—	—	—	—
Commercial & industrial	106,931	1.3	—	—	—	—
HELOC	13,810	0.2	—	—	—	—
Consumer	10,759	0.1	—	—	—	—
Total acquired loans	343,550	4.1	—	—	—	—
Credit-impaired acquired loans
Single-family residential	340	—	342	—	343	—
Construction - speculative	1,755	—	1,889	—	1,889	—
Land - acquisition & development	2,677	—	3,702	0.1	4,211	0.1
Multi-family	—	—	601	—	1,074	—

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial real estate	83,657	1.1	87,154	1.1	91,006	1.0
Commercial & industrial	1,883	—	3,292	—	5,100	0.1
HELOC	12,849	0.2	14,040	0.2	15,037	0.2
Consumer	90	—	97	—	115	—
Total credit-impaired acquired loans	103,251	1.4	111,117	1.4	118,775	1.5
Total loans
Single-family residential	5,589,425	69.4	5,779,264	73.5	5,905,148	74.0
Construction - speculative	125,716	1.5	131,526	1.6	132,630	1.6
Construction - custom	229,134	2.9	211,690	2.7	210,488	2.6
Land - acquisition & development	115,655	1.4	128,379	1.7	139,603	1.8
Land - consumer lot loans	140,997	1.8	141,844	1.8	145,129	1.8
Multi-family	731,135	9.2	710,741	9.0	693,837	8.7
Commercial real estate	609,948	7.6	406,364	5.2	401,594	4.9
Commercial & industrial	280,458	3.4	166,115	2.1	153,677	2
HELOC	138,645	1.8	126,942	1.6	128,596	1.6
Consumer	69,980	0.8	63,471	0.8	68,317	0.9
Total loans	8,031,093	99.8%	7,866,336	100%	7,979,019	100%
Less:
Allowance for probable losses	126,827		133,147		137,951
Loans in process	204,566		213,286		155,051
Discount on acquired loans	50,817		33,484		35,200
Deferred net origination fees	33,973		34,421		34,612
	416,183		414,338		362,814
	$7,614,910		$7,451,998		$7,616,205
 ____________________
* Excludes covered loans
Covered loans: As of December 31, 2012, covered loans increased 32.0%, or $92,218,000, to $380,594,000, compared to September 30, 2012, due to acquisition of FDIC covered loans as part of the South Valley acquisition described in Note B.
Non-performing assets: Non-performing assets, which excludes discounted acquired assets, decreased during the quarter ended December 31, 2012 to $264,219,000 from $272,905,000 at September 30, 2012, a 3.2% decrease. The continued elevated level of NPAs is a result of the significant decline in housing values in the western United States and the national recession over the last three years. Non-performing assets as a percentage of total assets was 2.02% at December 31, 2012 compared to 2.19% at September 30, 2012. This level of NPAs remains significantly higher than the 0.94% average in the Company’s 28+ year history as a public company.
The following table sets forth information regarding restructured and non-accrual loans and REO held by the Company at the dates indicated.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2012		September 30, 2012
	(In thousands)
Restructured loans:
Single-family residential	$356,546	84.0%	$361,640	83.4%
Construction - speculative	14,244	3.4	15,907	3.7
Construction - custom	1,196	0.3	1,196	0.3
Land - acquisition & development	13,009	3.1	14,985	3.5
Land - consumer lot loans	13,622	3.2	13,782	3.2
Multi - family	17,517	4.1	17,507	4.0
Commercial real estate	7,337	1.7	7,377	1.7
Commercial & industrial	—	—	—	—
HELOC	891	0.2	884	0.2
Consumer	—	—	—	—
Total restructured loans (1)	424,362	100%	433,278	100%
Non-accrual loans:
Single-family residential	108,570	66.6%	131,193	75.7%
Construction - speculative	9,471	5.8	10,634	6.1
Construction - custom	39	—	539	0.3
Land - acquisition & development	14,318	8.8	13,477	7.8
Land - consumer lot loans	4,024	2.5	5,149	3.0
Multi-family	7,907	4.8	4,185	2.4
Commercial real estate	16,958	10.4	7,653	4.4
Commercial & industrial	987	0.6	16	—
HELOC	489	0.3	198	0.1
Consumer	353	0.2	383	0.2
Total non-accrual loans (2)	163,116	100%	173,427	100%
Total REO (3)	83,000		80,800
Total REHI (3)	18,103		18,678
Total non-performing assets	$264,219		$272,905
Total non-performing assets and performing restructured loans as a percentage of total assets	5.05%		5.42%
(1) Restructured loans were as follows:
Performing	$397,045	93.6%	$403,238	93.1%
Non-accrual *	27,317	6.4	30,040	6.9
	$424,362	100%	$433,278	100%

*	Included in "Total non-accrual loans" above

(2)
The Company recognized interest income on nonaccrual loans of approximately $790,000 in the three months ended December 31, 2012. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $2,250,000 for the three months ended December 31, 2012.

In addition to the nonaccrual loans reflected in the above table, at December 31, 2012, the Company had $134,816,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company’s ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 6.07% at December 31, 2012.

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

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Company about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 84.0% of restructured loans as of December 31, 2012. The concession for these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period.
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

	December 31, 2012			September 30, 2012
	Amount	Loans to Total Loans (1)	Coverage Ratio (2)	Amount	Loans to Total Loans (1)	Coverage Ratio (2)
	(In thousands)			(In thousands)
Single-family residential	$77,508	73.5%	1.4%	$81,815	74.5%	1.4%
Construction - speculative	8,660	1.6	7.0	12,060	1.7	9.3
Construction - custom	275	3.0	0.1	347	2.7	0.2
Land - acquisition & development	15,056	1.4	13.8	15,598	1.6	12.5
Land - consumer lot loans	4,963	1.8	3.6	4,937	1.8	3.5
Multi-family	5,107	9.5	0.7	5,280	9.2	0.7
Commercial real estate	2,651	4.6	0.8	1,956	4.1	0.6
Commercial & industrial	8,062	2.3	4.7	7,626	2.1	4.7
HELOC	1,044	1.5	0.9	965	1.5	0.9
Consumer	3,501	0.8	5.9	2,563	0.8	4.0
	$126,827	100%		$133,147	100%
 __________________

(1)	Represents the total amount of the loan category as a % of total gross non-acquired and non-covered loans outstanding.

(2)	Represents the allocated allowance of the loan category as a % of total gross non-acquired and non-covered loans outstanding for the same loan category.
Customer accounts: Customer accounts increased $657,473,000, or 7.67%, to $9,234,091,000 at December 31, 2012 compared with $8,576,618,000 at September 30, 2012. The following table shows the composition of the Company’s customer accounts as of the dates shown:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deposits by Type

	December 31, 2012			September 30, 2012
	(In thousands)
			Wtd. Avg. Rate			Wtd. Avg. Rate
Non-interest checking	$437,533	4.7%	—%	$272,242	3.2%	—%
Interest checking	853,727	9.2	0.13%	622,397	7.3	0.14%
Savings (passbook/stmt)	366,339	4.0	0.19%	314,634	3.7	0.20%
Money Market	1,914,388	20.7	0.26%	1,737,180	20.2	0.26%
CD’s	5,662,104	61.4	1.18%	5,630,165	65.6	1.27%
Total	$9,234,091	100%	0.79%	$8,576,618	100%	0.90%
FHLB advances and other borrowings: Total borrowings was unchanged at $1,880,000,000 as of December 31, 2012 and September 30, 2012. The Company has a credit line with the FHLB Seattle equal to 50% of total assets, providing a substantial source of liquidity if needed. FHLB advances are collateralized as provided for in the Advances, Pledge and Security Agreement by all FHLB stock owned by the Company, deposits with the FHLB and certain mortgages or deeds of trust securing such properties as provided in the agreements with the FHLB.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Net Income: The quarter ended December 31, 2012, produced net income of $35,282,000 compared to $33,418,000 for the same quarter one year ago. The net income for the quarter ended December 31, 2012 benefited from overall lower credit costs, which included the provision for loan losses, and gains/losses on sales of REO. The provision for loan losses amounted to $3,600,000 and for the quarter ended December 31, 2012, as compared to $11,210,000 for the three month period one year ago. See related discussion in “Provision for Loan Losses” section below for reasons for the decrease in the provision for loan losses. In addition, gains/losses recognized on real estate acquired through foreclosure was a net loss of $3,319,000 for the three months ended December 31, 2012 as compared to net losses of $10,570,000 for the three month period one year ago.
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
Rate / Volume Analysis:

	Comparison of Quarters Ended 12/31/12 and 12/31/11
	Volume	Rate	Total
	(In thousands)
Interest income:
Loans and covered loans	$(4,304)	$(6,332)	$(10,636)
Mortgaged-backed securities	(4,991)	(9,573)	(14,564)
Investments (1)	427	156	583
All interest-earning assets	(8,868)	(15,749)	(24,617)
Interest expense:
Customer accounts	518	(5,695)	(5,177)
FHLB advances and other borrowings	(8,240)	(2,920)	(11,160)
All interest-bearing liabilities	(7,722)	(8,615)	(16,337)
Change in net interest income	$(1,146)	$(7,134)	$(8,280)
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB stock
Provision for Loan Losses: The Company recorded a $3,600,000 provision for loan losses during the quarter ended December 31, 2012, while a $11,210,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $264,219,000, or 2.02% , of total assets at December 31, 2012, compared to $343,665,000, or 2.52%, of total assets one year ago. Non-accrual loans decreased from $185,783,000 at December 31, 2011, to $163,116,000 at December 31, 2012, a 12.2% decrease. The Company had net charge-offs of $9,920,000 for the quarter ended December 31, 2012, compared with $13,829,000 of net charge-offs for the same quarter one year ago. The decrease in the provision for loan losses is in response to four primary factors: first, the amount of NPA's improved year-over-year; second, non-accrual loans as a percentage of net loans decreased from 2.38% at December 31, 2011, to 2.14% at December 31, 2012; third, the percentage of loans 30 days or more delinquent decreased from from 3.13% at December 31, 2011, to 2.80% at December 31, 2012; and finally, the Company's exposure in the land A&D and speculative construction portfolios, the source of the majority of losses during this credit cycle, has decreased from a combined 3.7% of the gross loan portfolio at December 31, 2011, to 3.0% at December 31, 2012. Management believes the allowance for loan losses, totaling $126,827,000, or 1.58% of gross loans is sufficient to absorb estimated losses inherent in the portfolio.
See Note F for further discussion and analysis of the allowance for loan losses for the quarter ended December 31, 2012.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income: The quarter ended December 31, 2012 produced total other income of $4,957,000 compared to $4,645,000 for the same quarter one year ago, an increase of $312,000.
Other Expense: The quarter ended December 31, 2012, produced total other expense of $38,298,000 compared to $34,363,000 for the same quarter one year ago, a 11.5% increase. The increase in total other expense over the same comparable period one year ago was primarily due to the increase of $2,397,000 in compensation and benefits, which, for the quarter ended December 31, 2012 included the addition of the employees from the South Valley acquisition as of October 31, 2012 and the Western National Bank transaction with the FDIC in December 2011. Also impacted by these acquisitions were the increases in occupancy expense and other expense of $515,000 and $1,874,000 respectively, for the quarter ended December 31, 2012 as compared to the prior year. Total other expense for the quarters ended December 31, 2012 and 2011 equaled 1.20% and 1.01%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 1,430 and 1,241 at December 31, 2012 and 2011, respectively. FDIC insurance expense decreased to $3,342,000 for the three months ended December 31, 2012 as compared to $4,193,000 for the same quarter one year ago. The FDIC instituted a new assessment basis in the fourth quarter of fiscal 2011, which resulted in an overall lower insurance expense for the Company.
Taxes: Income taxes increased to $19,892,000 for the quarter ended December 31, 2012, as compared to $18,798,000 for the same period one year ago. The effective tax rate for the quarters ended December 31, 2012 and 2011, was 36.00%. The Company expects an effective tax rate of 36.00% going forward.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2012. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2012 Form 10-K.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in our Form 10-K for the year ended September 30, 2012. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2012 to October 31, 2012	1,100,000	$16.76	1,100,000	5,088,030
November 1, 2012 to November 30, 2012	1,008,200	16.61	1,008,200	4,079,830
December 1, 2012 to December 31, 2012	587,814	16.27	587,814	3,492,016
Total	2,696,014	$—	2,696,014	3,492,016
 ___________________

(1)
The Company's only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 31,956,264 shares have been authorized for repurchase.

Item 3.        Defaults Upon Senior Securities
Not applicable

Item 5.        Other Information
Not applicable

Item 6.        Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer

	31.2	Section 302 Certification by the Chief Financial Officer

	32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

	101	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 5, 2013	/S/ ROY M. WHITEHEAD
ROY M. WHITEHEAD Chairman, President and Chief Executive Officer

February 5, 2013	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL Executive Vice President and Chief Financial Officer