Form 10-Q
period 2013-03-31
WASHINGTON FEDERAL INC
filed 2013-05-08
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at May 3, 2013
Common stock, $1.00 par value	104,190,859

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	March 31, 2013	September 30, 2012
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$782,059	$751,430
Available-for-sale securities, at fair value	2,022,668	1,781,705
Held-to-maturity securities, at amortized cost	1,469,983	1,191,487
Loans receivable, net	7,444,216	7,451,998
Covered loans, net	355,515	288,376
Interest receivable	45,448	46,857
Premises and equipment, net	206,797	178,845
Real estate held for sale	97,042	99,478
Covered real estate held for sale	32,274	29,549
FDIC indemnification asset	80,391	87,571
FHLB stock	152,038	149,840
Intangible assets, net	263,816	256,076
Federal and state income tax assets, net	37,229	22,513
Other assets	126,357	137,219
	$13,115,833	$12,472,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$3,556,616	$2,946,453
Time deposit accounts	5,595,609	5,630,165
	9,152,225	8,576,618
FHLB advances	1,930,000	1,880,000
Advance payments by borrowers for taxes and insurance	16,192	40,041
Federal and State income tax liabilities, net	—	—
Accrued expenses and other liabilities	83,066	76,533
	11,181,483	10,573,192
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 131,979,030 and 129,950,223 shares issued; 105,011,626 and 106,177,615 shares outstanding	131,979	129,950
Paid-in capital	1,620,327	1,586,295
Accumulated other comprehensive income, net of taxes	11,897	13,306
Treasury stock, at cost; 26,967,404 and 23,772,608 shares	(363,803)	(310,579)
Retained earnings	533,950	480,780
	1,934,350	1,899,752
	$13,115,833	$12,472,944
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(In thousands, except per share data)
INTEREST INCOME
Loans	$112,879	$123,772	$229,722	$251,251
Mortgage-backed securities	10,642	28,682	22,374	54,978
Investment securities and cash equivalents	2,984	2,127	5,717	4,278
	126,505	154,581	257,813	310,507
INTEREST EXPENSE
Customer accounts	16,695	22,016	35,466	45,965
FHLB advances and other borrowings	16,787	27,963	33,890	56,226
	33,482	49,979	69,356	102,191
Net interest income	93,023	104,602	188,457	208,316
Provision for loan losses	—	18,000	3,600	29,210
Net interest income after provision for loan losses	93,023	86,602	184,857	179,106
OTHER INCOME
Gain on sale of investments	—	—	—	—
Other	6,046	5,028	11,003	9,674
	6,046	5,028	11,003	9,674
OTHER EXPENSE
Compensation and benefits	23,077	20,185	44,149	38,860
Occupancy	4,825	4,094	9,272	8,025
FDIC insurance premiums	3,107	4,350	6,450	8,543
Other	10,155	8,183	19,591	15,749
	41,164	36,812	79,462	71,177
Loss on real estate acquired through foreclosure, net	(4,003)	(1,582)	(7,322)	(12,151)
Income before income taxes	53,902	53,236	109,076	105,452
Income tax provision	17,924	19,165	37,816	37,963
NET INCOME	$35,978	$34,071	$71,260	$67,489

PER SHARE DATA
Basic earnings	$0.34	$0.32	$0.67	$0.63
Diluted earnings	0.34	0.32	0.67	0.63
Cash dividends per share	0.09	0.08	0.17	0.16
Basic weighted average number of shares outstanding	105,206,491	107,198,829	105,606,688	107,523,686
Diluted weighted average number of shares outstanding, including dilutive stock options	105,258,240	107,237,972	105,655,770	107,549,396
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(In thousands)

Net income	$35,978	$34,071	$71,260	$67,489
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sales securities	408	(30,060)	(2,228)	(32,579)
Related tax benefit (expense)	(150)	11,047	819	11,973
Reclassification adjustment of net gain (loss) from sale
of available-for-sale securities included in net income	—	—	—	—
Related tax benefit (expense)	—	—	—	—
Other comprehensive income (loss)	258	(19,013)	(1,409)	(20,606)
Comprehensive income	$36,236	$15,058	$69,851	$46,883
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$71,260	$67,489
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of fees, discounts, premiums and intangible assets, net	2,488	20,703
Cash received from (paid to) FDIC under loss share	11,668	(4,068)
Depreciation	4,600	3,750
Stock option compensation expense	600	600
Provision for loan losses	3,600	29,210
Loss (gain) on real estate held for sale, net	3,028	(1,285)
Decrease (increase) in accrued interest receivable	3,440	(1,536)
Increase in FDIC loss share receivable	(777)	(2,052)
Increase (decrease) in income taxes payable	(13,937)	6,031
Decrease in other assets	35,712	8,832
Increase (decrease) in accrued expenses and other liabilities	(8,770)	1,955
Net cash provided by operating activities	112,912	129,629
CASH FLOWS FROM INVESTING ACTIVITIES
Net principal collections (loan originations)	381,932	342,513
FHLB stock redemptions	1,382	1,512
Available-for-sale securities purchased	(356,966)	(1,241,126)
Principal payments and maturities of available-for-sale securities	100,906	758,676
Available-for-sale securities sold	43,199	3,500
Held-to-maturity securities purchased	(407,135)	—
Principal payments and maturities of held-to-maturity securities	132,755	8,394
Net cash received from acquisition	202,308	50,451
Proceeds from sales of real estate held for sale	59,773	90,017
Proceeds from sales of covered REO	7,645	22,959
Premises and equipment purchased and REO improvements	(18,048)	(11,737)
Net cash provided by investing activities	147,751	25,159
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in customer accounts	(161,712)	(3,253)
Net increase (decrease) in borrowings	27,529	(19,700)
Proceeds from exercise of common stock options	152	28
Dividends paid on common stock	(18,930)	(17,078)
Treasury stock purchased	(53,224)	(30,307)
Decrease in advance payments by borrowers for taxes and insurance	(23,849)	(10,133)
Net cash used by financing activities	(230,034)	(80,443)
Increase in cash and cash equivalents	30,629	74,345
Cash and cash equivalents at beginning of period	751,430	816,002
Cash and cash equivalents at end of period	$782,059	$890,347

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Non-covered real estate acquired through foreclosure	$52,760	$73,466
Covered real estate acquired through foreclosure	5,954	6,304
Cash paid during the period for
Interest	71,092	103,170
Income taxes	32,465	31,947
The following summarizes the non-cash activities related to acquisitions
Fair value of assets acquired	$819,904	$124,726
Fair value of liabilities assumed	(776,009)	(154,500)
Net fair value of assets (liabilities)	43,895	(29,774)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
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
Off-Balance-Sheet Credit Exposures – The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance at March 31, 2013, excluding covered loans, of $259,266,000. The Company estimates losses on off-balance-sheet credit exposures by including the exposures with the related principal balance outstanding and then applying its general reserve methodology.
Certain reclassifications have been made to the financial statements to conform prior periods to current classifications.

NOTE B - Acquisitions

South Valley Bank and Trust
Effective as of the close of business October 31, 2012, Washington Federal completed the acquisition of South Valley Bank and Trust, headquartered in Klamath Falls, Oregon (“South Valley”). The acquisition provided recorded book values of $383 million of net loans, $107 million of net covered loans, $735 million of deposit accounts, including $533 million in transaction deposit accounts and 24 branch locations in Central and Southern Oregon. Total consideration paid at closing was $44 million, including $34 million of Washington Federal, Inc. stock and $10 million of cash resulting from the collection of certain earn-out assets. If other earn out assets are collected over time, the total purchase price could be reduced by up to $14 million.

The acquisition was accounted for under the acquisition method of accounting. The purchased assets and assumed liabilities were recorded at their respective acquisition date estimated fair values. The purchase accounting for acquired assets and liabilities is subject to future adjustment based on the completion of valuations. All fair value adjustment amounts currently recognized in the financial statements at March 31, 2013 were determined provisionally as the purchase accounting fair value analysis was incomplete as of March 31, 2013. The determination of whether a non-covered loan is impaired and accounted for under ASC 310 was still in process as part of the acquisition date loan valuation; therefore, all non-covered loans are categorized as acquired loans without differentiation between non-impaired and credit impaired at March 31, 2013.

Loans that were classified as non-performing loans by South Valley are no longer classified as non-performing because, at acquisition, the carrying value of the loans was adjusted to reflect fair value. Management believes that the new book value reflects an amount that will ultimately be collected.

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period from November 1, 2012 to March 31, 2013.

The table below displays the adjusted fair value as of the acquisition date for each major class of assets acquired and liabilities assumed:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

Adjusted Fair Value Recorded by
Washington Federal
(In thousands)
Assets:
Cash and cash equivalents	$212,711
Available for sale securities	43,679
FHLB stock	5,211
Loans receivable, net	360,719
Covered loans receivable, net	107,946
FDIC indemnification asset	16,596
Property and equipment, net	24,259
Core deposit intangible	1,433
Real estate held for sale	9,794
Covered real estate held for sale	5,224
Goodwill	7,107
Other assets	25,225
Total Assets	819,904

Liabilities:
Customer accounts	737,395
FHLB advances	22,471
Other liabilities	16,143
Total Liabilities	776,009

Net assets acquired	$43,895

Consideration provided:
Equity Issued	$33,492
Cash paid	10,403
$43,895

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

NOTE C – Dividends
On April 19, 2013, the Company paid its 121st consecutive quarterly cash dividend on common stock. Dividends per share were $.09 and $.08 for the quarters ended March 31, 2013 and 2012, respectively.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

NOTE D – Loans Receivable (excluding Covered Loans)

	March 31, 2013		September 30, 2012
	(In thousands)
Non-acquired loans
Single-family residential	$5,374,977	68.6%	$5,778,922	73.5%
Construction - speculative	120,617	1.5	129,637	1.6
Construction - custom	217,036	2.8	211,690	2.7
Land - acquisition & development	93,496	1.2	124,677	1.6
Land - consumer lot loans	130,056	1.7	141,844	1.8
Multi-family	725,322	9.3	710,140	9.0
Commercial real estate	385,587	4.9	319,210	4.1
Commercial & industrial	190,598	2.4	162,823	2.1
HELOC	111,622	1.4	112,902	1.4
Consumer	53,956	0.7	63,374	0.8
Total non-acquired loans	7,403,267	94.5	7,755,219	98.6
Acquired loans
Single-family residential	15,428	0.2	—	—
Construction - speculative	177	—	—	—
Construction - custom	313	—	—	—
Land - acquisition & development	3,436	—	—	—
Land - consumer lot loans	3,819	0.1	—	—
Multi-family	7,714	0.2	—	—
Commercial real estate	177,101	2.1	—	—
Commercial & industrial	96,255	1.3	—	—
HELOC	13,094	0.2	—	—
Consumer	10,046	0.1	—	—
Total acquired loans	327,383	4.2	—	—
Credit-impaired acquired loans
Single-family residential	338	—	342	—
Construction - speculative	1,750	—	1,889	0.1
Land - acquisition & development	2,577	—	3,702	—
Multi-family	—	—	601	—
Commercial real estate	79,868	1.1	87,154	1.1
Commercial & industrial	2,091	—	3,292	—
HELOC	12,757	0.2	14,040	0.2
Consumer	81	—	97	—
Total credit-impaired acquired loans	99,462	1.3	111,117	1.4
Total loans
Single-family residential	5,390,743	68.8	5,779,264	73.5
Construction - speculative	122,544	1.5	131,526	1.7
Construction - custom	217,349	2.8	211,690	2.7
Land - acquisition & development	99,509	1.2	128,379	1.6
Land - consumer lot loans	133,875	1.8	141,844	1.8
Multi-family	733,036	9.5	710,741	9
Commercial real estate	642,556	8.1	406,364	5.2
Commercial & industrial	288,944	3.7	166,115	2.1

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

HELOC	137,473	1.8	126,942	1.6
Consumer	64,083	0.8	63,471	0.8
Total loans	7,830,112	100%	7,866,336	100%
Less:
Allowance for probable losses	122,884		133,147
Loans in process	189,336		213,286
Discount on acquired loans	40,346		33,484
Deferred net origination fees	33,330		34,421
	385,896		414,338
	$7,444,216		$7,451,998

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

Changes in the carrying amount and accretable yield for acquired impaired and non-impaired loans for the six months ended March 31, 2013 and the fiscal year ended September 30, 2012 were as follows:

March 31, 2013	Credit impaired acquired loans		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance as of beginning of period	$16,928	$77,613	$—	$—
Reclassification from nonaccretable balance, net	30,026
Additions (1)	—	—	10,804	360,719
Accretion	(4,278)	4,278	(658)	658
Transfers to REO	—	(3,120)	—	(2,681)
Payments received, net	—	(11,233)	—	(39,752)
Balance as of end of period	$42,676	$67,538	$10,146	$318,944
(1) includes acquired loans which were acquired as part of the South Valley acquisition.

September 30, 2012	Credit impaired acquired loans		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance as of beginning of period	$—	$—	$—	$—
Additions (1)	21,384	93,691	—	—
Accretion	(4,456)	4,456	—	—
Transfers to REO	—	(2,616)	—	—
Payments received, net	—	(17,918)	—	—
Balance as of end of period	$16,928	$77,613	$—	$—
(1) includes acquired impaired loans which were acquired as part of the WNB acquisition.

The following table sets forth information regarding non-accrual loans held by the Company as of the dates indicated:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	March 31, 2013		September 30, 2012
	(In thousands)
Non-accrual loans:
Single-family residential	$111,572	74.8%	$131,193	75.7%
Construction - speculative	7,943	5.3	10,634	6.1
Construction - custom	105	0.1	539	0.3
Land - acquisition & development	12,177	8.2	13,477	7.8
Land - consumer lot loans	3,385	2.3	5,149	3.0
Multi-family	2,802	1.9	4,185	2.4
Commercial real estate	10,395	7.0	7,653	4.4
Commercial & industrial	210	0.1	16	—
HELOC	247	0.2	198	0.1
Consumer	197	0.1	383	0.2
Total non-accrual loans	$149,033	100%	$173,427	100%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

The following tables provide an analysis of the age of loans in past due status as of March 31, 2013 and September 30, 2012, respectively.

March 31, 2013	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Non-acquired loans
Single-Family Residential	$5,371,033	$5,215,549	$36,476	$25,148	$93,860	$155,484	2.89%
Construction - Speculative	81,265	72,899	1,373	1,911	5,082	8,366	10.29
Construction - Custom	120,793	120,575	32	147	39	218	0.18
Land - Acquisition & Development	88,357	75,892	557	231	11,677	12,465	14.11
Land - Consumer Lot Loans	129,887	125,094	724	45	4,024	4,793	3.69
Multi-Family	697,943	686,954	3,102	130	7,757	10,989	1.57
Commercial Real Estate	360,607	341,041	5,154	2,858	11,554	19,566	5.43
Commercial & Industrial	198,488	192,479	4,386	636	987	6,009	3.03
HELOC	111,622	111,322	128	(227)	399	300	0.27
Consumer	53,955	51,908	1,289	423	335	2,047	3.79
Total non-acquired loans	7,213,950	6,993,713	53,221	31,302	135,714	220,237	3.05%

Acquired loans
Single-Family Residential	15,428	15,312	$116	—	—	116	0.75%
Construction - Speculative	177	177	—	—	—	—	—
Construction - Custom	313	313	—	—	—	—	—
Land - Acquisition & Development	3,436	3,436	—	—	—	—	—
Land - Consumer Lot Loans	3,819	3,767	52	—	—	52	1.36
Multi-Family	7,714	7,714	—	—	—	—	—
Commercial Real Estate	177,101	176,444	657	—	—	657	0.37
Commercial & Industrial	96,255	95,258	997	—	—	997	1.04
HELOC	13,094	13,094	—	—	—	—	—
Consumer	10,046	9,946	77	5	18	100	1.00
Total acquired loans	327,383	325,461	1,899	5	18	1,922	0.59%

Credit-impaired acquired loans
Single-Family Residential	338	338	—	—	—	—	—%
Construction - Speculative	1,749	1,749	—	—	—	—	—
Construction - Custom	—	—	—	—	—	—	—
Land - Acquisition & Development	2,577	2,577	—	—	—	—	—
Land - Consumer Lot Loans	—	—	—	—	—	—	—
Multi-Family	—	—	—	—	—	—	—
Commercial Real Estate	79,850	75,772	1,660	292	2,126	4,078	5.11
Commercial & Industrial	2,091	2,070	21	—	—	21	1.00

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

HELOC	12,757	12,440	—	227	90	317	2.48
Consumer	81	81	—	—	—	—	—
Total credit-impaired acquired loans	99,443	95,027	1,681	519	2,216	4,416	4.44%

Total loans	$7,640,776	$7,414,201	$56,801	$31,826	$137,948	$226,575	2.97%

September 30, 2012	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Single-Family Residential	$5,776,002	$5,618,261	$34,035	$16,276	$107,430	$157,741	2.73%
Construction - Speculative	88,849	85,785	142	190	2,732	3,064	3.45
Construction - Custom	107,882	107,215	128	—	539	667	0.62
Land - Acquisition & Development	119,192	106,321	853	1,004	11,014	12,871	10.80
Land - Consumer Lot Loans	141,772	134,560	1,688	375	5,149	7,212	5.09
Multi-Family	676,917	672,263	718	67	3,869	4,654	0.69
Commercial Real Estate	292,261	284,427	699	3,153	3,982	7,834	2.68
Commercial & Industrial	162,802	162,778	8	—	16	24	0.01
HELOC	112,902	112,482	158	64	198	420	0.37
Consumer	63,374	61,405	1,155	431	383	1,969	3.11
Total non-acquired loans	$7,541,953	$7,345,497	$39,584	$21,560	$135,312	$196,456	2.60%

Credit-impaired acquired loans
Single-Family Residential	342	342	—	—	—	—	—%
Construction - Speculative	1,889	1,889	—	—	—	—	—
Construction - Custom	—	—	—	—	—	—	—
Land - Acquisition & Development	3,702	3,219	365	—	118	483	13.05
Land - Consumer Lot Loans	—	—	—	—	—	—	—
Multi-Family	601	—	601	—	—	601	—
Commercial Real Estate	87,134	78,959	412	2,549	5,214	8,175	9.38
Commercial & Industrial	3,292	3,054	238	—	—	238	7.23
HELOC	14,040	13,950	—	90	—	90	0.64
Consumer	97	95	2	—	—	2	2.06
Total credit-impaired acquired loans	111,097	101,508	1,618	2,639	5,332	9,589	8.63%

Total loans	$7,653,050	$7,447,005	$41,202	$24,199	$140,644	$206,045	2.69%

Most loans restructured in troubled debt restructurings ("TDRs") are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The concession for these loans is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of March 31, 2013, single-family residential loans comprised 86.4% of TDRs.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

The following tables provide information related to loans that were restructured during the periods indicated:

	Quarter Ended March 31,
	2013			2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-Family Residential	130	$36,059	$36,059	312	$68,460	$68,460
Construction - Speculative	—	—	—	12	4,049	4,049
Construction - Custom	—	—	—	—	—	—
Land - Acquisition & Development	—	—	—	4	1,823	1,823
Land - Consumer Lot Loans	9	1,350	1,350	14	2,116	2,116
Multi-Family	—	—	—	2	1,871	1,871
Commercial Real Estate	—	—	—	—	—	—
Commercial & Industrial	—	—	—	—	—	—
HELOC	1	200	200	—	—	—
Consumer	—	—	—	—	—	—
	140	$37,609	$37,609	344	$78,319	$78,319

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	Six Months Ended March 31,
	2013			2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-Family Residential	230	$63,146	$63,146	491	$121,145	$121,145
Construction - Speculative	1	2,492	2,492	23	7,428	7,428
Construction - Custom	—	—	—	—	—	—
Land - Acquisition & Development	—	—	—	26	6,173	6,173
Land - Consumer Lot Loans	18	2,761	2,761	25	3,824	3,824
Multi-Family	1	55	55	2	1,871	1,871
Commercial Real Estate	—	—	—	1	308	308
Commercial & Industrial	—	—	—	1	4	4
HELOC	1	200	200	—	—	—
Consumer	—	—	—	—	—	—
	251	$68,654	$68,654	569	$140,753	$140,753

The following tables provide information on restructured loans for which a payment default occurred during the periods indicated and that had been modified as a TDR within 12 months or less of the payment default:

	Quarter Ended March 31,
	2013		2012
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Single-Family Residential	37	$8,579	108	$20,419
Construction - Speculative	—	—	—	—
Construction - Custom	—	—	—	—
Land - Acquisition & Development	—	—	—	—
Land - Consumer Lot Loans	1	139	5	865
Multi-Family	1	55	—	—
Commercial Real Estate	—	—	—	—
Commercial & Industrial	—	—	—	—
HELOC	2	113	—	—
Consumer	—	—	—	—
	41	$8,886	113	$21,284

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	Six Months Ended March 31,
	2013		2012
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Single-Family Residential	55	$13,704	125	$24,783
Construction - Speculative	—	—	—	—
Construction - Custom	—	—	—	—
Land - Acquisition & Development	—	—	—	—
Land - Consumer Lot Loans	1	139	7	1,312
Multi-Family	1	55	—	—
Commercial Real Estate	1	302	—	—
Commercial & Industrial	—	—	—	—
HELOC	2	113	—	—
Consumer	—	—	—	—
	60	$14,313	132	$26,095

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
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

future. Losses should be taken in the period in which they are identified as uncollectible. Partial charge-off versus full charge-off may be taken if the collateral offers some identifiable protection.

The following table summarizes the activity in the allowance for loan losses for the quarter ended March 31, 2013 and fiscal year ended September 30, 2012:

Quarter Ended March 31, 2013	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$77,508	$(5,140)	$2,368	$2,686	$77,422
Construction - speculative	8,660	(68)	146	(981)	7,757
Construction - custom	275	—	—	(13)	262
Land - acquisition & development	15,056	(308)	737	(3,264)	12,221
Land - consumer lot loans	4,963	(574)	—	(448)	3,941
Multi-family	5,107	(653)	9	(191)	4,272
Commercial real estate	2,651	(147)	10	1,642	4,156
Commercial & industrial	8,062	(55)	40	581	8,628
HELOC	1,044	(15)	—	2	1,031
Consumer	3,501	(814)	521	(14)	3,194
	$126,827	$(7,774)	$3,831	$—	$122,884

Fiscal Year Ended September 30, 2012	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$83,307	$(53,789)	$8,164	$44,133	$81,815
Construction - speculative	13,828	(4,916)	711	2,437	12,060
Construction - custom	623	—	—	(276)	347
Land - acquisition & development	32,719	(16,978)	1,341	(1,484)	15,598
Land - consumer lot loans	5,520	(2,670)	—	2,087	4,937
Multi-family	7,623	(1,393)	504	(1,454)	5,280
Commercial real estate	4,331	(814)	225	(1,786)	1,956
Commercial & industrial	5,099	(249)	2,366	410	7,626
HELOC	1,139	(232)	66	(8)	965
Consumer	2,971	(3,538)	1,480	1,650	2,563
	$157,160	$(84,579)	$14,857	$45,709	$133,147
The Company recorded a $0 provision for loan losses during the quarter ended March 31, 2013, while an $18,000,000 provision was recorded for the same quarter one year ago. Non-performing assets (“NPAs”) amounted to $246,075,000, or 1.88%, of total assets at March 31, 2013, compared to $286,248,000, or 2.11%, of total assets one year ago. Acquired loans, including covered loans, are not classified as non-performing loans because, at acquisition, the carrying value of these loans was adjusted to reflect fair value. There was no additional provision for loan losses recorded on acquired or covered loans during the quarter ended March 31, 2013 as the associated discount is adequate to absorb potential losses. Non-accrual loans decreased from $166,153,000 at March 31, 2012, to $149,033,000 at March 31, 2013, a 10.3% decrease. The Company had net charge-offs of $3,943,000 for the quarter ended March 31, 2013, compared with $28,721,000 of net charge-offs for the same quarter one year ago. A loan is charged-off when the loss is estimable and it is confirmed that the borrower will not be able to meet its contractual obligations. $114,039,000 of the allowance was calculated under our general allowance methodology and the remaining $8,845,000 was made up of specific reserves on loans that were deemed to be impaired at March 31, 2013. For the period ending March 31, 2012, $114,039,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

remaining $29,781,000 was made up of specific reserves on loans that were deemed to be impaired. The primary reasons for the shift in total allowance allocation from specific reserves to general reserves is due to the Company having already addressed many of the problem loans focused in the speculative construction and land A&D portfolios, combined with an increase in delinquencies and elevated charge-offs in the single family residential portfolio.
The following tables shows a summary of loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves as of March 31, 2013 and September 30, 2012:

March 31, 2013	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$77,422	$5,264,505	1.5%	$—	$110,471	—%
Construction - speculative	5,749	99,513	5.8	2,008	21,104	9.5
Construction - custom	262	217,036	0.1	—	—	—
Land - acquisition & development	7,331	66,863	11.0	4,890	26,633	18.4
Land - consumer lot loans	3,630	115,399	3.1	311	14,657	2.1
Multi-family	2,892	714,430	0.4	1,380	10,892	12.7
Commercial real estate	3,900	370,717	1.1	256	14,870	1.7
Commercial & industrial	8,628	190,472	4.5	—	126	—
HELOC	1,031	110,570	0.9	—	1,052	—
Consumer	3,194	53,955	5.9	—	—	—
	$114,039	$7,203,460	1.6	$8,845	$199,805	4.4
 ___________________

(1)	Excludes acquired and covered loans

September 30, 2012	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$81,737	$5,694,337	1.4%	$78	$84,584	0.1%
Construction - speculative	9,079	104,312	8.7	2,981	25,325	11.8
Construction - custom	347	211,690	0.2	—	—	—
Land - acquisition & development	6,697	47,294	14.2	8,901	77,383	11.5
Land - consumer lot loans	4,176	138,666	3.0	761	3,178	23.9
Multi-family	2,818	694,140	0.4	2,462	16,000	15.4
Commercial real estate	1,158	292,550	0.4	798	26,660	3.0
Commercial & industrial	7,624	161,689	4.7	2	1,134	0.2
HELOC	965	112,812	0.9	—	90	—
Consumer	2,563	63,374	4.0	—	—	—
	$117,164	$7,520,864	1.6	$15,983	$234,354	6.8

(1)	Excludes acquired and covered loans
The following tables provide information on loans based on credit quality indicators (defined in Note A) as of March 31, 2013 and September 30, 2012:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

Credit Risk Profile by Internally Assigned Grade (excludes covered loans):

March 31, 2013	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,210,626	$1,742	$162,609	$—	$—	$5,374,977
Construction - speculative	94,497	362	25,758	—	—	120,617
Construction - custom	217,036	—	—	—	—	217,036
Land - acquisition & development	64,282	840	28,374	—	—	93,496
Land - consumer lot loans	129,175	123	758	—	—	130,056
Multi-family	707,869	1,886	15,567	—	—	725,322
Commercial real estate	341,175	13,016	31,396	—	—	385,587
Commercial & industrial	186,296	1,391	2,702	—	209	190,598
HELOC	111,622	—	—	—	—	111,622
Consumer	53,359	411	186	—	—	53,956
	7,115,937	19,771	267,350	—	209	7,403,267

Acquired loans
Single-family residential	15,428	—	—	—	—	15,428
Construction - speculative	—	—	177	—	—	177
Construction - custom	313	—	—	—	—	313
Land - acquisition & development	2,198	—	1,238	—	—	3,436
Land - consumer lot loans	3,800	—	19	—	—	3,819
Multi-family	3,349	—	4,365	—	—	7,714
Commercial real estate	137,416	4,832	34,853	—	—	177,101
Commercial & industrial	80,507	1,379	14,115	254	—	96,255
HELOC	13,094	—	—	—	—	13,094
Consumer	10,046	—	—	—	—	10,046
	266,151	6,211	54,767	254	—	327,383

Credit impaired acquired loans
Pool 1 - Construction and land A&D	1,513	484	2,330	—	—	4,327
Pool 2 - Single-family residential	338	—	—	—	—	338
Pool 3 - Multi-family	—	—	—	—	—	—
Pool 4 - HELOC & other consumer	12,838	—	—	—	—	12,838
Pool 5 - Commercial real estate	52,254	1,014	25,651	949	—	79,868
Pool 6 - Commercial & industrial	1,018	195	499	379	—	2,091
Total credit impaired acquired loans	67,961	1,693	28,480	1,328	—	99,462
Total gross loans	$7,450,049	$27,675	$350,597	$1,582	$209	$7,830,112

Total grade as a % of total gross loans	95.1%	0.4%	4.5%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

September 30, 2012	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,588,252	$844	$189,826	$—	$—	$5,778,922
Construction - speculative	86,126	10,113	33,398	—	—	129,637
Construction - custom	211,690	—	—	—	—	211,690
Land - acquisition & development	73,661	4,637	46,379	—	—	124,677
Land - consumer lot loans	140,006	223	1,615	—	—	141,844
Multi-family	684,649	5,098	20,393	—	—	710,140
Commercial real estate	278,022	16,282	24,906	—	—	319,210
Commercial & industrial	158,421	1,071	3,331	—	—	162,823
HELOC	112,902	—	—	—	—	112,902
Consumer	62,611	354	409	—	—	63,374
	7,396,340	$38,622	$320,257	$—	$—	$7,755,219

Credit impaired acquired loans
Pool 1 - Construction and land A&D	2,466	—	3,125	—	—	5,591
Pool 2 - Single-family residential	342	—	—	—	—	342
Pool 3 - Multi-family	—	—	601	—	—	601
Pool 4 - HELOC & other consumer	14,137	—	—	—	—	14,137
Pool 5 - Commercial real estate	53,683	4,308	28,200	963	—	87,154
Pool 6 - Commercial & industrial	1,566	58	733	935	—	3,292
Total credit impaired acquired loans	72,194	4,366	32,659	1,898	—	111,117
Total gross loans	$7,468,534	$42,988	$352,916	$1,898	$—	$7,866,336
Total grade as a % of total gross loans	94.9%	0.6%	4.5%	—%	—%

Credit Risk Profile Based on Payment Activity (excludes acquired and covered loans):

March 31, 2013	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,266,407	98.0%	$108,570	2.0%
Construction - speculative	111,146	92.1	9,471	7.9
Construction - custom	216,997	100.0	39	—
Land - acquisition & development	79,178	84.7	14,318	15.3
Land - consumer lot loans	126,032	96.9	4,024	3.1
Multi-family	717,415	98.9	7,907	1.1
Commercial real estate	368,629	95.6	16,958	4.4
Commercial & industrial	189,611	99.5	987	0.5
HELOC	111,133	99.6	489	0.4
Consumer	53,603	99.3	353	0.7
	$7,240,151	97.8	$163,116	2.2

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
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
The following table provides information on impaired loan balances and the related allowances by loan types as of March 31, 2013 and September 30, 2012:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

					Average Recorded Investment
March 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance		Quarter Ended March 31, 2013	Six Months Ended March 31, 2013
	(In thousands)
With no related allowance recorded:
Single-family residential	$41,125	$48,331	$—		$34,045	$32,492
Construction - speculative	4,377	5,217	—		4,135	4,066
Construction - custom	120	120	—		60	40
Land - acquisition & development	10,026	21,395	—		9,855	10,099
Land - consumer lot loans	3,000	3,246	—		2,498	2,325
Multi-family	5,498	5,498	—		3,218	2,460
Commercial real estate	15,616	16,956	—		12,968	11,244
Commercial & industrial	1,629	6,938	—		1,153	1,077
HELOC	157	172	—		165	167
Consumer	18	31	—		9	9
	81,566	107,904	—		68,106	63,979
With an allowance recorded:
Single-family residential	357,645	365,192	18,392		349,958	347,976
Construction - speculative	16,903	17,748	2,008		17,325	17,683
Construction - custom	—	—	—		—	—
Land - acquisition & development	17,763	20,424	4,890		19,028	20,195
Land - consumer lot loans	13,306	13,452	311		13,217	13,199
Multi-family	11,053	11,769	1,380		12,079	12,478
Commercial real estate	7,455	7,455	256		7,475	7,494
Commercial & industrial	—	—	—		—	—
HELOC	940	940	—		841	805
Consumer	—	—	—		—	—
	425,065	436,980	27,237	(1)	419,923	419,830
Total:
Single-family residential	398,770	413,523	18,392		384,003	380,468
Construction - speculative	21,280	22,965	2,008		21,460	21,749
Construction - custom	120	120	—		60	40
Land - acquisition & development	27,789	41,819	4,890		28,883	30,294
Land - consumer lot loans	16,306	16,698	311		15,715	15,524
Multi-family	16,551	17,267	1,380		15,297	14,938
Commercial real estate	23,071	24,411	256		20,443	18,738
Commercial & industrial	1,629	$6,938	—		1,153	1,077
HELOC	1,097	1,112	—		1,006	972
Consumer	18	31	—		9	9
	$506,631	$544,884	$27,237	(1)	$488,029	$483,809
____________________
(1)Includes $8,845,000 of specific reserves and $18,392,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

NOTE F – New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The main objective of this Update is to address implementation issues about the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The guidance in this ASU is effective for the first interim or annual period beginning on or after January 1, 2013 and should be applied retrospectively. This new guidance is not expected to have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements; rather, they require the entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance in this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, and should be applied prospectively. This new guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

The following table presents the balance of assets measured at fair value on a recurring basis at March 31, 2013:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	Fair Value at March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
Equity securities	$—	$531	$—	$531
Obligations of U.S. government	—	489,523	—	489,523
Obligations of states and political subdivisions	—	24,803	—	24,803
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	404,112	—	404,112
Mortgage-backed securities			—
Agency pass-through certificates	—	1,103,699	—	1,103,699
Other debt securities	—	—	—	—
Balance at end of period	$—	$2,022,668	$—	$2,022,668
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the quarter ended March 31, 2013.
Measured on a Nonrecurring Basis
Impaired Loans & Real Estate Held for Sale
From time to time, and on a nonrecurring basis, fair value adjustments to collateral-dependent loans and real estate held for sale are recorded to reflect write-downs of principal balances based on the current appraised or estimated value of the collateral. When management determines that the fair value of the collateral or the real estate held for sale requires additional adjustments, either as a result of a non-current appraisal value or when there is no observable market price, the Company classifies the impaired loan or real estate held for sale as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2013 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as covered REO and real estate held for sale for which fair value of the properties was less than the cost basis.
Real estate held for sale consists principally of properties acquired through foreclosure.
The following table presents the aggregated balance of assets measured at estimated fair value on a nonrecurring basis through the six months ended March 31, 2013, and the total losses resulting from those fair value adjustments for the quarter and six months ended March 31, 2013. The following estimated fair values are shown gross of estimated selling costs:

	Through March 31, 2013				Quarter Ended March 31, 2013	Six Months Ended March 31, 2013
	Level 1	Level 2	Level 3	Total	Total Losses
	(In thousands)
Impaired loans (1)	$—	$—	$45,966	$45,966	$1,225	$11,038
Covered REO (2)	—	—	13,988	13,988	281	372
Real estate held for sale (2)	—	—	54,069	54,069	6,488	14,024
Balance at end of period	$—	$—	$114,023	$114,023	$7,994	$25,434
 ___________________

(1)	The losses represents remeasurements of collateral-dependent loans.

(2)	The losses represents aggregate writedowns and charge-offs on real estate held for sale.
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2013.
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
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

the estimated present value of future cash flows or the fair value of the underlying collateral. Impaired loans with a specific reserve allowance based on cash flow analysis or the value of the underlying collateral are classified as Level 3 assets.
The evaluations for impairment are prepared by the Problem Loan Review Committee, which is chaired by the Chief Credit Officer and includes the Loan Review manager and Special Credits manager, as well as senior credit officers, division managers and group executives, as applicable. These evaluations are performed in conjunction with the quarterly allowance for loan & lease loss ("ALLL") process.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

		March 31, 2013		September 30, 2012
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$782,059	$782,059	$751,430	$751,430
Available-for-sale securities	2
Equity securities		531	531	—	—
Obligations of U.S. government		489,523	489,523	183,560	183,560
Obligations of states and political subdivisions		24,803	24,803	24,844	24,844
Obligations of foreign governments		—	—	—	—
Corporate debt securities		404,112	404,112	403,325	403,325
Mortgage-backed securities
Agency pass-through certificates		1,103,699	1,103,699	1,169,976	1,169,976
Other debt securities		—	—	—	—
Total available-for-sale securities		2,022,668	2,022,668	1,781,705	1,781,705
Held-to-maturity securities	2
Equity securities		—	—	—	—
Obligations of U.S. government		—	—	—	—
Obligations of states and political subdivisions		—	—	795	802
Obligations of foreign governments		—	—	—	—
Corporate debt securities		—	—	—	—
Mortgage-backed securities
Agency pass-through certificates		1,469,983	1,469,229	1,190,692	1,216,421
Other debt securities		—	—	—	—
Total held-to-maturity securities		1,469,983	1,469,229	1,191,487	1,217,223
Loans receivable	3	7,444,216	8,059,053	7,451,998	7,949,892
Covered loans	3	355,515	365,138	288,376	289,754
FDIC indemnification asset	3	80,391	78,108	87,571	85,846
FHLB stock	2	152,038	152,038	149,840	149,840
Financial liabilities
Customer accounts	2	9,152,225	8,861,670	8,576,618	8,406,432
FHLB advances and other borrowings	2	1,930,000	2,145,399	1,880,000	2,110,223
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
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

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
The following is a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities:

	March 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$16,952	$31	$(29)	$16,954	0.45%
1 to 5 years	58,000	2,576	—	60,576	1.55
5 to 10 years	83,300	1,664	—	84,964	1.36
Over 10 years	327,404	156	—	327,560	0.90
Corporate bonds due
Within 1 year	19,500	11	—	19,511	0.49
1 to 5 years	317,044	4,078	—	321,122	0.84
5 to 10 years	62,962	998	(481)	63,479	2.02
Municipal bonds due
Over 10 years	20,430	4,373	—	24,803	6.45
Mortgage-backed securities
Agency pass-through certificates	1,098,266	6,421	(988)	1,103,699	1.99
	2,003,858	20,308	(1,498)	2,022,668	1.61
Held-to-maturity securities
Tax-exempt municipal bonds due
Within 1 year	—	—	—	—	—
1 to 5 years	—	—	—	—	—
5 to 10 years	—	—	—	—	—
Over 10 years	—	—	—	—	—
U.S. government and agency securities due
1 to 5 years	—	—	—	—	—
Mortgage-backed securities
Agency pass-through certificates	1,469,983	3,302	(4,056)	1,469,229	3.04
	1,469,983	3,302	(4,056)	1,469,229	3.04
	$3,473,841	$23,610	$(5,554)	$3,491,897	2.22%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
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
During the period ending March 31, 2013, $43,199,000 of available-for-sale securities were sold, resulting in a gain of $0. $3,500,000 of available-for-sale securities were sold during the period ending March 31, 2012, resulting in a gain of $0.
Substantially all mortgage-backed securities have contractual due dates that exceed 10 years.
The following table shows the unrealized gross losses and fair value of securities at March 31, 2013, by length of time that individual securities in each category have been in a continuous loss position. Management believes that the declines in fair value of these investments are not an other than temporary impairment.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value

Corporate bonds due	$—	$—	$(481)	$9,519	$(481)	$9,519
U.S. government and agency securities due	(29)	16,423	—	—	(29)	16,423
Agency pass-through certificates	(4,239)	943,909	(805)	175,871	(5,044)	1,119,780
	(4,268)	$960,332	$(1,286)	$185,390	(5,554)	$1,145,722

NOTE H – Covered Assets
Covered assets represent loans and real estate held for sale acquired from the FDIC that are subject to loss sharing agreements and were $387,789,000 as of March 31, 2013, versus $317,925,000 as of September 30, 2012.
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
Changes in the carrying amount and accretable yield for acquired impaired and non-impaired loans for the year to date period ended March 31, 2013 and the fiscal year ended September 30, 2012 were as follows:

March 31, 2013	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$50,902	$74,953	$23,789	$213,423
Additions (1)	43,299	107,946	—	—
Accretion	(18,463)	18,463	(3,543)	3,543
Transfers to REO	—	(7,403)	—	—
Payments received, net	—	(21,828)	—	(33,582)
Balance at end of period	$75,738	$172,131	$20,246	$183,384
(1) includes FDIC covered loans which were acquired as part of the South Valley acquisition.

September 30, 2012	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$37,072	$116,061	$30,370	$269,888
Reclassification from nonaccretable balance, net	34,690	—	—	—
Accretion	(20,860)	20,860	(6,581)	6,581
Transfers to REO	—	(15,905)	—	—
Payments received, net	—	(46,063)	—	(63,046)
Balance at end of period	$50,902	$74,953	$23,789	$213,423

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

At March 31, 2013, none of the acquired impaired or non-impaired loans were classified as non-performing assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.
The outstanding principal balance of acquired loans was $435,533,000 and $373,455,000 as of March 31, 2013 and September 30, 2012, respectively. The discount balance related to the acquired loans was $80,018,000 and $85,079,000 as of March 31, 2013 and September 30, 2012, respectively.
The following table shows the year to date activity for the FDIC indemnification asset:

	March 31, 2013	September 30, 2012
	(In thousands)
Balance at beginning of period	$87,571	$101,634
Additions (1)	17,373	3,284
Payments made (received)	(11,668)	(3,456)
Amortization	(13,451)	(15,510)
Accretion	566	1,619
Balance at end of period	$80,391	$87,571
(1) includes FDIC covered loans which were acquired as part of the South Valley acquisition.
The following tables provide information on covered loans based on credit quality indicators (defined in Note A) as of March 31, 2013 and September 30, 2012:
Credit Risk Profile by Internally Assigned Grade:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

March 31, 2013	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Purchased non credit-impaired loans:
Single-family residential	$30,319	$—	$2,827	$—	$—	$33,146
Construction - speculative	102	—	—	—	—	102
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	3,056	1,289	5,837	—	—	10,182
Land - consumer lot loans	440	—	—	—	—	440
Multi-family	23,286	—	1,224	—	—	24,510
Commercial real estate	59,863	9,725	30,140	—	—	99,728
Commercial & industrial	6,527	500	3,996	—	—	11,023
HELOC	15,315	—	—	—	—	15,315
Consumer	680	—	—	—	—	680
	139,588	11,514	44,024	—	—	195,126
Total grade as a % of total net loans	71.5%	5.9%	22.6%	—%	—%

Purchased credit-impaired loans:
Pool 1 - Construction and land A&D	11,674	4,298	36,623	—	—	52,595
Pool 2 - Single-family residential	24,290	—	1,045	—	—	25,335
Pool 3 - Multi-family	1,251	—	4,549	—	—	5,800
Pool 4 - HELOC & other consumer	4,096	—	3,531	—	—	7,627
Pool 5 - Commercial real estate	34,518	16,691	76,158	—	—	127,367
Pool 6 - Commercial & industrial	8,173	499	12,731	280	—	21,683
	$84,002	$21,488	$134,637	$280	$—	240,407
					Total covered loans	435,533
					Discount	(80,018)
					Allowance	—
					Covered loans, net	$355,515

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

The following tables provide an analysis of the age of purchased non credit-impaired loans in past due status for the periods ended March 31, 2013 and September 30, 2012:

March 31, 2013	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
Single-Family Residential	$33,146	$32,414	$148	$—	$584	$732	2.21%
Construction - Speculative	102	102	—	—	—	—	NM
Construction - Custom	—	—	—	—	—	—	NM
Land - Acquisition & Development	10,182	10,145	—	—	37	37	0.36
Land - Consumer Lot Loans	440	342	—	—	98	98	22.27
Multi-Family	24,510	24,310	—	—	200	200	0.82
Commercial Real Estate	99,728	95,069	2,651	—	2,008	4,659	4.67
Commercial & Industrial	11,023	7,608	—	—	3,415	3,415	30.98
HELOC	15,315	15,080	59	—	176	235	1.53
Consumer	680	680	—	—	—	—	—
	$195,126	$185,750	$2,858	$—	$6,518	$9,376	4.81%

September 30, 2012	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
Single-Family Residential	$35,676	$32,601	$2,075	$—	$1,000	$3,075	8.62%
Construction - Speculative	90	90	—	—	—	—	NM
Construction - Custom	—	—	—	—	—	—	NM
Land - Acquisition & Development	11,430	9,922	—	—	1,508	1,508	13.19
Land - Consumer Lot Loans	498	385	—	—	113	113	22.69
Multi-Family	27,645	26,137	—	—	1,508	1,508	5.45
Commercial Real Estate	121,592	115,206	17	4,447	1,922	6,386	5.25
Commercial & Industrial	13,023	9,513	—	69	3,441	3,510	26.95
HELOC	17,971	17,440	97	50	384	531	2.95
Consumer	918	916	—	1	1	2	2.20
	$228,843	$212,210	$2,189	$4,567	$9,877	$16,633	7.27%

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
The results discussed below were impacted by the acquisition on close of business on October 31, 2012, of South Valley Bank and Trust, headquartered in Klamath Falls, Oregon (“South Valley”). The acquisition provided $383 million of net loans, $107 million of net covered loans, $735 million of deposit accounts, including $533 million in transaction deposit accounts and 24 branch locations in Central and Southern Oregon. Total consideration paid at closing was $44 million, including $34 million of Washington Federal, Inc. stock and $10 million of cash resulting from the collection of certain earn-out assets.

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period from November 1, 2012 to March 31, 2013.

INTEREST RATE RISK
Historically, the Company accepted a higher level of interest rate risk as a result of its significant holdings of fixed-rate single-family home loans that are longer in term than the characteristics of its primary liabilities of customer accounts and borrowings. Based on Management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term business loans, transaction deposit accounts and extending the maturity on borrowings, to reduce its interest rate risk profile compared to its historical norms.

The Company relies on various measures of interest rate risk, including an asset/liability maturity gap analysis, modeling of changes in forecasted net interest income under various rate change scenarios, and the impact of interest rate changes on the net portfolio value (“NPV”) the Company.
At March 31, 2013, the Company had approximately $1.077 billion more in liabilities subject to repricing in the next year than assets, which amounted to a negative one-year maturity gap of 8.21% of total assets. This was a decrease from the 10.1% negative gap as of September 30, 2012.

A negative maturity gap implies that funding costs will change more rapidly than interest income on earning assets with movement in interest rates. A negative maturity gap typically results in higher margins when interest rates decline and lower

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

margins when interest rates rise. Gap analysis provides management with a high-level indication of interest rate risk, but is considered less reliable than more detailed modeling.
The potential impact of rising interest rates on net interest income in the future is estimated using a model that is based on account level detail for loans and deposits. In the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income will increase by 2.01% in year one. In the event of a gradual increase from current rates by 200 basis points over a twelve-month period, the model forecasts an increase in net interest income of 1.60% in year one. This analysis assumes zero balance sheet growth and a constant percentage composition of assets and liabilities. It also assumes that loan and deposit prices respond in full to the increase in market rates. Actual results will differ from the assumptions used in this model, as Management monitors and adjusts loan and deposit pricing and the size and composition of the balance sheet to respond to changing interest rates.

The NPV estimates the market of value of shareholder's equity based upon forecasted interest rate scenarios. It is derived by calculating the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates is another measure of interest rate risk. This approach provides a longer term view of interest rate risk as it incorporates all future expected cash flows. In the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $186 million and the NPV to total assets ratio to decline to 16.83%. As of September 30, 2012 the estimated decrease in NPV in the event of a 200 basis point increase in rates was estimated to decline by $296 million and the NPV to total assets ratio to decline to 15.00%.
The interest rate spread decreased to 2.72% at March 31, 2013 from 2.80% at September 30, 2012. The spread decreased due to a decline in the average rate on loans and investment securities. As of March 31, 2013, the weighted average rate on customer deposit accounts and borrowings decreased by 16 basis points compared to September 30, 2012, while the weighted average rates on earning assets decreased by 24 basis points over the same period.
As of March 31, 2013, the Company had increased total assets by $642,889,000 from $12,472,944,000 at September 30, 2012. For the quarter ended March 31, 2013, compared to September 30, 2012, loans (both non-covered and covered) increased $59,357,000, or .77%. To help offset the reduced income from loans, investment securities increased $519,459,000, or 17.5%. Cash and cash equivalents of $782,059,000 and stockholders’ equity of $1,934,350,000 provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s net worth at March 31, 2013 was $1,934,350,000, or 14.75% of total assets. This was an increase of $34,598,000 from September 30, 2012 when net worth was $1,899,752,000, or 15.23% of total assets. The Company’s net worth was impacted in the six months ended March 31, 2013 by net income of $71,260,000, the payment of $18,930,000 in cash dividends, treasury stock purchases that totaled $53,224,000, as well as a decrease in other comprehensive income of $1,409,000.
Management believes this strong net worth position will help the Company manage its inherent risks and resultant profitability and provide the capital support needed for controlled growth in a regulated environment. To be categorized as well capitalized, Washington Federal must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Actual		Capital Adequacy Guidelines		Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(In thousands)
March 31, 2013
Total capital to risk-weighted assets	$1,693,170	26.69%	$507,479	8.00%	$634,349	10.00%
Tier I capital to risk-weighted assets	1,613,324	25.43%	NA	NA	380,609	6.00%
Core capital to adjusted tangible assets	1,613,324	12.55%	NA	NA	642,727	5.00%
Core capital to total assets	1,613,324	12.55%	385,636	3.00%	NA	NA
Tangible capital to tangible assets	1,613,324	12.55%	192,818	1.50%	NA	NA

September 30, 2012
Total capital to risk-weighted assets	1,653,760	27.29%	484,822	8.00%	606,028	10.00%
Tier I capital to risk-weighted assets	1,577,280	26.03%	N/A	N/A	363,617	6.00%
Core capital to adjusted tangible assets	1,577,280	12.92%	N/A	N/A	610,556	5.00%
Core capital to total assets	1,577,280	12.92%	366,334	3.00%	N/A	N/A
Tangible capital to tangible assets	1,577,280	12.92%	183,167	1.50%	N/A	N/A
CHANGES IN FINANCIAL CONDITION
Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $240,963,000, or 13.5%, during the six months ended March 31, 2013, which included the purchase of $356,966,000 of available-for-sale securities. There were $43,199,000 of available-for-sale securities sold during the six months ended March 31, 2013, resulting in no gain or loss. During the same period, there were 407,135,000 of held-to-maturity securities purchased and no sales of held-to-maturity securities. As of March 31, 2013, the Company had net unrealized gains on available-for-sale securities of $11,897,000, net of tax, which were recorded as part of stockholders’ equity. The Company increased its available-for-sale and held-to-maturity investment portfolios to help offset some of the lost interest income on maturing and prepaying loans and mortgage-backed securities.
Loans receivable: During the six months ended March 31, 2013, the balance of loans receivable decreased slightly to $7,444,216,000 compared to $7,451,998,000 at September 30, 2012. This net decrease is a result of the acquisition of $361 million in loans from South Valley offset by declining balances consistent with management’s strategy to reduce the Company’s exposure to land and construction loans and not aggressively compete for 30 year fixed-rate loans at rates below 4%, due to the duration risk associated with such low mortgage rates. Additionally, during the six month period, $52,760,000 of loans were transferred to REO. If the current low rates on 30 year fixed-rate mortgages persist, management will consider continuing to shrink the Company's loan portfolio. The following table shows the loan portfolio by category for the last three quarters.

Loan Portfolio by Category *	March 31, 2013		December 31, 2012		September 30, 2012
Non-Acquired loans	(In thousands)
Single-family residential	$5,374,977	68.6%	$5,573,590	69.4%	$5,778,922	73.5%
Construction - speculative	120,617	1.5	123,871	1.5	129,637	1.6
Construction - custom	217,036	2.8	228,140	2.9	211,690	2.7
Land - acquisition & development	93,496	1.2	109,458	1.4	124,677	1.6
Land - consumer lot loans	130,056	1.7	137,106	1.7	141,844	1.8
Multi-family	725,322	9.3	721,802	9.0	710,140	9.0
Commercial real estate	385,587	4.9	347,564	4.3	319,210	4.1
Commercial & industrial	190,598	2.4	171,644	2.1	162,823	2.1
HELOC	111,622	1.4	111,986	1.4	112,902	1.4
Consumer	53,956	0.7	59,131	0.7	63,374	0.8

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total non-acquired loans	7,403,267	94.5	7,584,292	94.4	7,755,219	98.6
Acquired loans
Single-family residential	15,428	0.2	15,495	0.2	—	—
Construction - speculative	177	—	90	—	—	—
Construction - custom	313	—	994	—	—	—
Land - acquisition & development	3,436	—	3,520	—	—	—
Land - consumer lot loans	3,819	0.1	3,891	0.1	—	—
Multi-family	7,714	0.2	9,333	0.2	—	—
Commercial real estate	177,101	2.1	178,727	2.2	—	—
Commercial & industrial	96,255	1.3	106,931	1.3	—	—
HELOC	13,094	0.2	13,810	0.2	—	—
Consumer	10,046	0.1	10,759	0.1	—	—
Total acquired loans	327,383	4.2	343,550	4.3	—	—
Credit-impaired acquired loans
Single-family residential	338	—	340	—	342	—
Construction - speculative	1,750	—	1,755	—	1,889	0.1
Land - acquisition & development	2,577	—	2,677	—	3,702	—
Multi-family	—	—	—	—	601	—
Commercial real estate	79,868	1.1	83,657	1.1	87,154	1.1
Commercial & industrial	2,091	—	1,883	—	3,292	—
HELOC	12,757	0.2	12,849	0.2	14,040	0.2
Consumer	81	—	90	—	97	—
Total credit-impaired acquired loans	99,462	1.3	103,251	1.3	111,117	1.4
Total loans
Single-family residential	5,390,743	68.8	5,589,425	69.6	5,779,264	73.5
Construction - speculative	122,544	1.5	125,716	1.5	131,526	1.7
Construction - custom	217,349	2.8	229,134	2.9	211,690	2.7
Land - acquisition & development	99,509	1.2	115,655	1.4	128,379	1.6
Land - consumer lot loans	133,875	1.8	140,997	1.8	141,844	1.8
Multi-family	733,036	9.5	731,135	9.2	710,741	9.0
Commercial real estate	642,556	8.1	609,948	7.6	406,364	5.2
Commercial & industrial	288,944	3.7	280,458	3.4	166,115	2.1
HELOC	137,473	1.8	138,645	1.8	126,942	1.6
Consumer	64,083	0.8	69,980	0.8	63,471	0.8
Total loans	7,830,112	100%	8,031,093	100%	7,866,336	100%
Less:
Allowance for probable losses	122,884		126,827		133,147
Loans in process	189,336		204,566		213,286
Discount on acquired loans	40,346		50,817		33,484
Deferred net origination fees	33,330		33,973		34,421
	385,896		416,183		414,338
	$7,444,216		$7,614,910		$7,451,998
 ____________________
* Excludes covered loans

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Covered loans: As of March 31, 2013, covered loans increased 23.3%, or $67,139,000, to $355,515,000, compared to September 30, 2012, due to acquisition of FDIC covered loans as part of the South Valley acquisition described in Note B.
Non-performing assets: Non-performing assets, which excludes discounted acquired assets, decreased during the quarter ended March 31, 2013 to $246,075,000 from $272,905,000 at September 30, 2012, a 9.8% decrease. The continued elevated level of NPAs is a result of the significant decline in housing values in the western United States and the national recession which began in 2007. Non-performing assets as a percentage of total assets was 1.88% at March 31, 2013 compared to 2.19% at September 30, 2012. This level of NPAs remains significantly higher than the 0.95% average in the Company’s 28+ year history as a public company.
The following table sets forth information regarding restructured and non-accrual loans and REO held by the Company at the dates indicated.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	March 31, 2013		September 30, 2012
	(In thousands)
Restructured loans:
Single-family residential	$360,721	86.4%	$361,640	83.4%
Construction - speculative	12,033	2.9	15,907	3.7
Construction - custom	1,196	0.3	1,196	0.3
Land - acquisition & development	10,731	2.6	14,985	3.5
Land - consumer lot loans	13,522	3.2	13,782	3.2
Multi - family	10,250	2.5	17,507	4.0
Commercial real estate	7,295	1.8	7,377	1.7
Commercial & industrial	—	—	—	—
HELOC	1,090	0.3	884	0.2
Consumer	—	—	—	—
Total restructured loans (1)	416,838	100%	433,278	100%

Non-accrual loans:
Single-family residential	111,572	74.9%	131,193	75.7%
Construction - speculative	7,943	5.3	10,634	6.1
Construction - custom	105	0.1	539	0.3
Land - acquisition & development	12,177	8.2	13,477	7.8
Land - consumer lot loans	3,385	2.3	5,149	3.0
Multi-family	2,802	1.9	4,185	2.4
Commercial real estate	10,395	7.0	7,653	4.4
Commercial & industrial	210	0.1	16	—
HELOC	247	0.2	198	0.1
Consumer	197	0.1	383	0.2
Total non-accrual loans (2)	149,033	100.1%	173,427	100%
Total REO (3)	83,141		80,800
Total REHI (3)	13,901		18,678
Total non-performing assets	$246,075		$272,905
Total non-performing assets and performing restructured loans as a percentage of total assets	4.89%		5.42%
(1) Restructured loans were as follows:
Performing	$395,077	94.8%	$403,238	93.1%
Non-accrual *	21,761	5.2	30,040	6.9
	$416,838	100%	$433,278	100%

*	Included in "Total non-accrual loans" above

(2)
The Company recognized interest income on nonaccrual loans of approximately $1,576,000 in the six months ended March 31, 2013. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $4,236,000 for the six months ended March 31, 2013.

In addition to the nonaccrual loans reflected in the above table, at March 31, 2013, the Company had $118,329,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company’s ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 5.79% at March 31, 2013.

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

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Company about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 86.4% of restructured loans as of March 31, 2013. The concession for these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period.
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

	March 31, 2013			September 30, 2012
	Amount	Loans to Total Loans (1)	Coverage Ratio (2)	Amount	Loans to Total Loans (1)	Coverage Ratio (2)
	(In thousands)			(In thousands)
Single-family residential	$77,422	72.6%	1.4%	$81,815	74.5%	1.4%
Construction - speculative	7,757	1.6	6.4	12,060	1.7	9.3
Construction - custom	262	2.9	0.1	347	2.7	0.2
Land - acquisition & development	12,221	1.3	13.1	15,598	1.6	12.5
Land - consumer lot loans	3,941	1.8	3.0	4,937	1.8	3.5
Multi-family	4,272	9.8	0.6	5,280	9.2	0.7
Commercial real estate	4,156	5.2	1.1	1,956	4.1	0.6
Commercial & industrial	8,628	2.6	4.5	7,626	2.1	4.7
HELOC	1,031	1.5	0.9	965	1.5	0.9
Consumer	3,194	0.7	5.9	2,563	0.8	4.0
	$122,884	100%		$133,147	100%
 __________________

(1)	Represents the total amount of the loan category as a % of total gross non-acquired and non-covered loans outstanding.

(2)	Represents the allocated allowance of the loan category as a % of total gross non-acquired and non-covered loans outstanding for the same loan category.
Customer accounts: Customer accounts increased $575,607,000, or 6.71%, to $9,152,225,000 at March 31, 2013 compared with $8,576,618,000 at September 30, 2012. The following table shows the composition of the Company’s customer accounts as of the dates shown:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deposits by Type

	March 31, 2013			September 30, 2012
	(In thousands)
			Wtd. Avg. Rate			Wtd. Avg. Rate
Non-interest checking	$424,844	4.6%	—%	$272,242	3.2%	—%
Interest checking	827,364	9.0	0.12%	622,397	7.3	0.14%
Savings (passbook/stmt)	383,421	4.2	0.19%	314,634	3.7	0.20%
Money Market	1,889,084	20.6	0.22%	1,737,180	20.2	0.26%
CD’s	5,627,512	61.6	1.09%	5,630,165	65.6	1.27%
Total	$9,152,225	100%	0.73%	$8,576,618	100%	0.90%
FHLB advances and other borrowings: Total borrowings was increased $50,000,000 to $1,930,000,000 as of March 31, 2013 compared to $1,880,000,000 as of September 30, 2012. The Company has a credit line with the FHLB Seattle equal to 50% of total assets, providing a substantial source of liquidity if needed. FHLB advances are collateralized as provided for in the Advances, Pledge and Security Agreement by all FHLB stock owned by the Company, deposits with the FHLB and certain mortgages or deeds of trust securing such properties as provided in the agreements with the FHLB.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Net Income: The quarter ended March 31, 2013, produced net income of $35,978,000 compared to $34,071,000 for the same quarter one year ago. For the six months ended March 31, 2013, net income totaled $71,260,000 compared to $67,489,000 for the same period one year ago. Net income for the quarter and six months ended March 31, 2013 benefited from overall lower credit costs, which included the provision for loan losses, and gains/losses on sales of REO. The provision for loan losses amounted to $0 and $3,600,000 for the quarter and six months ended March 31, 2013, respectively, as compared to $18,000,000 and $29,210,000 for the quarter and six month period one year ago. See related discussion in “Provision for Loan Losses” section below for reasons for the decrease in the provision for loan losses. In addition, gains/losses recognized on real estate acquired through foreclosure was a net loss of $4,003,000 and $7,322,000 for the quarter and six months ended March 31, 2013, respectively, as compared to net losses of $1,582,000 and $12,151,000 for the quarter and six month periods one year ago, respectively.
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
Rate / Volume Analysis:

	Comparison of Quarters Ended 3/31/13 and 3/31/12			Comparison of Six months Ended 3/31/13 and 3/31/12
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income:
Loans and covered loans	$(3,502)	$(7,391)	$(10,893)	$(7,768)	$(13,761)	$(21,529)
Mortgaged-backed securities	(6,909)	(11,131)	(18,040)	(11,924)	(20,680)	(32,604)
Investments (1)	1,003	(146)	857	1,439	—	1,439
All interest-earning assets	(9,408)	(18,668)	(28,076)	(18,253)	(34,441)	(52,694)
Interest expense:
Customer accounts	652	(5,973)	(5,321)	1,184	(11,683)	(10,499)
FHLB advances and other borrowings	(8,246)	(2,930)	(11,176)	(16,486)	(5,850)	(22,336)
All interest-bearing liabilities	(7,594)	(8,903)	(16,497)	(15,302)	(17,533)	(32,835)
Change in net interest income	$(1,814)	$(9,765)	$(11,579)	$(2,951)	$(16,908)	$(19,859)
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB stock
Provision for Loan Losses: The Company recorded a $0 provision for loan losses during the quarter ended March 31, 2013, while an $18,000,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $246,075,000, or 1.88% , of total assets at March 31, 2013, compared to $286,248,000, or 2.11%, of total assets one year ago. Non-accrual loans decreased from $166,153,000 at March 31, 2012, to $149,033,000 at March 31, 2013, a 10.3% decrease. The Company had net charge-offs of $3,943,000 for the quarter ended March 31, 2013, compared with $28,721,000 of net charge-offs for the same quarter one year ago. The decrease in the provision for loan losses is in response to four primary factors: first, the amount of NPA's improved year-over-year; second, non-accrual loans as a percentage of net loans decreased from 2.16% at March 31, 2012, to 2.00% at March 31, 2013; third, the percentage of loans 30 days or more delinquent decreased from from 2.95% at March 31, 2012, to 2.34% at March 31, 2013; and finally, the Company's exposure in the land A&D and speculative construction portfolios, the source of the majority of losses during this credit cycle, has decreased from a combined 3.5% of the gross loan portfolio at

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

March 31, 2012, to 2.9% at March 31, 2013. Management believes the allowance for loan losses, totaling $122,884,000, or 1.57% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio.
See Note F for further discussion and analysis of the allowance for loan losses for the quarter ended March 31, 2013.
Other Income: The quarter ended March 31, 2013 produced total other income of $6,046,000 compared to $5,028,000 for the same quarter one year ago, an increase of $1,018,000. The Company recognized a one time transaction fee of $1,000,000 related to new business products offerings during the quarter ended March 31, 2013.
Other Expense: The quarter ended March 31, 2013, produced total other expense of $41,164,000 compared to $36,812,000 for the same quarter one year ago, an 11.8% increase. The increase in total other expense over the same comparable period one year ago was primarily due to the increase of $2,892,000 in compensation and benefits, which, for the quarter ended March 31, 2013 included the addition of the employees from the South Valley acquisition as of October 31, 2012. Also impacted by this acquisition were the increases in occupancy expense and other expense of $731,000 and $1,972,000 respectively, for the quarter ended March 31, 2013 as compared to the prior year. Total other expense for the quarters ended March 31, 2013 and 2012 equaled 1.26% and 1.08%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 1,439 and 1,248 at March 31, 2013 and 2012, respectively. FDIC insurance expense decreased to $3,107,000 for the three months ended March 31, 2013 as compared to $4,350,000 for the same quarter one year ago. The FDIC instituted a new assessment basis in the fourth quarter of fiscal 2011, which resulted in an overall lower insurance expense for the Company.
Taxes: Income taxes decreased to $17,924,000 for the quarter ended March 31, 2013, as compared to $19,165,000 for the same period one year ago. During the quarter ended March 31, 2013, the Company settled a tax dispute in its favor, resulting in a reduced effective tax rate of 33.25% compared to the quarter ended March 31, 2012 of 36.00%. The Company expects an effective tax rate of 36.00% going forward.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2013 to January 31, 2013	302,400	$16.69	302,400	3,189,616
February 1, 2013 to February 28, 2013	—	—	—	3,189,616
March 1, 2013 to March 31, 2013	196,382	17.46	196,382	2,993,234
Total	498,782	$16.99	498,782	2,993,234
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

May 7, 2013	/S/ ROY M. WHITEHEAD
ROY M. WHITEHEAD Chairman, President and Chief Executive Officer

May 7, 2013	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL Executive Vice President and Chief Financial Officer