Form 10-Q/A
period 2013-03-31
WASHINGTON FEDERAL INC
filed 2013-05-13
CIK 936528

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
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (“Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2013, as filed with the Securities and Exchange Commission on May 8, 2013 (“Original Form 10-Q”), and is being filed solely to correct typographical errors contained in Note D - Loans Receivable (Excluding Covered Loans) and Note E - Allowance for Loan Losses of Part I, Item 1. The corrected information can be found in the table analyzing the age of loans under Non-acquired loans (Note D) and in the Credit Risk Profile Based on Payment Activity (excludes acquired and covered loans) table under Non-Performing Loans (Note E).
No other sections were affected, but for the convenience of the reader, this Amendment contains the complete text of the original report with the corrected information appearing in Part I, Item 1, Notes D and E. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Original Form 10-Q and continues to speak as of the original filing date of the Original Form 10-Q.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

NOTE D – Loans Receivable (excluding Covered Loans)

	March 31, 2013		September 30, 2012
	(In thousands)
Non-acquired loans
Single-family residential	$5,374,977	68.6%	$5,778,922	73.5%
Construction - speculative	120,617	1.5	129,637	1.6
Construction - custom	217,036	2.8	211,690	2.7
Land - acquisition & development	93,496	1.2	124,677	1.6
Land - consumer lot loans	130,056	1.7	141,844	1.8
Multi-family	725,322	9.3	710,140	9.0
Commercial real estate	385,587	4.9	319,210	4.1
Commercial & industrial	190,598	2.4	162,823	2.1
HELOC	111,622	1.4	112,902	1.4
Consumer	53,956	0.7	63,374	0.8
Total non-acquired loans	7,403,267	94.5	7,755,219	98.6
Acquired loans
Single-family residential	15,428	0.2	—	—
Construction - speculative	177	—	—	—
Construction - custom	313	—	—	—
Land - acquisition & development	3,436	—	—	—
Land - consumer lot loans	3,819	0.1	—	—
Multi-family	7,714	0.2	—	—
Commercial real estate	177,101	2.1	—	—
Commercial & industrial	96,255	1.3	—	—
HELOC	13,094	0.2	—	—
Consumer	10,046	0.1	—	—
Total acquired loans	327,383	4.2	—	—
Credit-impaired acquired loans
Single-family residential	338	—	342	—
Construction - speculative	1,750	—	1,889	—
Land - acquisition & development	2,577	—	3,702	0.1
Multi-family	—	—	601	—
Commercial real estate	79,868	1.1	87,154	1.1
Commercial & industrial	2,091	—	3,292	—
HELOC	12,757	0.2	14,040	0.2
Consumer	81	—	97	—
Total credit-impaired acquired loans	99,462	1.3	111,117	1.4
Total loans
Single-family residential	5,390,743	68.8	5,779,264	73.5
Construction - speculative	122,544	1.5	131,526	1.6
Construction - custom	217,349	2.8	211,690	2.7
Land - acquisition & development	99,509	1.2	128,379	1.7
Land - consumer lot loans	133,875	1.8	141,844	1.8
Multi-family	733,036	9.5	710,741	9
Commercial real estate	642,556	8.1	406,364	5.2
Commercial & industrial	288,944	3.7	166,115	2.1

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

The following tables provide an analysis of the age of loans in past due status as of March 31, 2013 and September 30, 2012, respectively.

March 31, 2013	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Non-acquired loans
Single-Family Residential	$5,371,033	$5,233,702	$33,155	$19,819	$84,357	$137,331	2.56%
Construction - Speculative	81,265	76,540	992	—	3,733	4,725	5.81
Construction - Custom	120,793	120,582	—	106	105	211	0.17
Land - Acquisition & Development	88,357	74,850	3,227	—	10,280	13,507	15.29
Land - Consumer Lot Loans	129,887	125,256	805	441	3,385	4,631	3.57
Multi-Family	697,943	696,286	55	—	1,602	1,657	0.24
Commercial Real Estate	360,607	352,194	2,652	—	5,761	8,413	2.33
Commercial & Industrial	198,488	198,246	32	—	210	242	0.12
HELOC	111,622	111,104	281	80	157	518	0.46
Consumer	53,955	52,480	942	355	178	1,475	2.73
Total non-acquired loans	7,213,950	7,041,240	42,141	20,801	109,768	172,710	2.39%

Acquired loans
Single-Family Residential	15,428	15,312	$116	—	—	116	0.75%
Construction - Speculative	177	177	—	—	—	—	—
Construction - Custom	313	313	—	—	—	—	—
Land - Acquisition & Development	3,436	3,436	—	—	—	—	—
Land - Consumer Lot Loans	3,819	3,767	52	—	—	52	1.36
Multi-Family	7,714	7,714	—	—	—	—	—
Commercial Real Estate	177,101	176,444	657	—	—	657	0.37
Commercial & Industrial	96,255	95,258	997	—	—	997	1.04
HELOC	13,094	13,094	—	—	—	—	—
Consumer	10,046	9,946	77	5	18	100	1.00
Total acquired loans	327,383	325,461	1,899	5	18	1,922	0.59%

Credit-impaired acquired loans
Single-Family Residential	338	338	—	—	—	—	—%
Construction - Speculative	1,749	1,749	—	—	—	—	—
Construction - Custom	—	—	—	—	—	—	—
Land - Acquisition & Development	2,577	2,577	—	—	—	—	—
Land - Consumer Lot Loans	—	—	—	—	—	—	—
Multi-Family	—	—	—	—	—	—	—
Commercial Real Estate	79,850	75,772	1,660	292	2,126	4,078	5.11
Commercial & Industrial	2,091	2,070	21	—	—	21	1.00

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

HELOC	12,757	12,440	—	227	90	317	2.48
Consumer	81	81	—	—	—	—	—
Total credit-impaired acquired loans	99,443	95,027	1,681	519	2,216	4,416	4.44%

Total loans	$7,640,776	$7,461,728	$45,721	$21,325	$112,002	$179,048	2.34%

September 30, 2012	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Single-Family Residential	$5,776,002	$5,618,261	$34,035	$16,276	$107,430	$157,741	2.73%
Construction - Speculative	88,849	85,785	142	190	2,732	3,064	3.45
Construction - Custom	107,882	107,215	128	—	539	667	0.62
Land - Acquisition & Development	119,192	106,321	853	1,004	11,014	12,871	10.80
Land - Consumer Lot Loans	141,772	134,560	1,688	375	5,149	7,212	5.09
Multi-Family	676,917	672,263	718	67	3,869	4,654	0.69
Commercial Real Estate	292,261	284,427	699	3,153	3,982	7,834	2.68
Commercial & Industrial	162,802	162,778	8	—	16	24	0.01
HELOC	112,902	112,482	158	64	198	420	0.37
Consumer	63,374	61,405	1,155	431	383	1,969	3.11
Total non-acquired loans	$7,541,953	$7,345,497	$39,584	$21,560	$135,312	$196,456	2.60%

Credit-impaired acquired loans
Single-Family Residential	342	342	—	—	—	—	—%
Construction - Speculative	1,889	1,889	—	—	—	—	—
Construction - Custom	—	—	—	—	—	—	—
Land - Acquisition & Development	3,702	3,219	365	—	118	483	13.05
Land - Consumer Lot Loans	—	—	—	—	—	—	—
Multi-Family	601	—	601	—	—	601	—
Commercial Real Estate	87,134	78,959	412	2,549	5,214	8,175	9.38
Commercial & Industrial	3,292	3,054	238	—	—	238	7.23
HELOC	14,040	13,950	—	90	—	90	0.64
Consumer	97	95	2	—	—	2	2.06
Total credit-impaired acquired loans	111,097	101,508	1,618	2,639	5,332	9,589	8.63%

Total loans	$7,653,050	$7,447,005	$41,202	$24,199	$140,644	$206,045	2.69%

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

September 30, 2012	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,588,252	$844	$189,826	$—	$—	$5,778,922
Construction - speculative	86,126	10,113	33,398	—	—	129,637
Construction - custom	211,690	—	—	—	—	211,690
Land - acquisition & development	73,661	4,637	46,379	—	—	124,677
Land - consumer lot loans	140,006	223	1,615	—	—	141,844
Multi-family	684,649	5,098	20,393	—	—	710,140
Commercial real estate	278,022	16,282	24,906	—	—	319,210
Commercial & industrial	158,421	1,071	3,331	—	—	162,823
HELOC	112,902	—	—	—	—	112,902
Consumer	62,611	354	409	—	—	63,374
	7,396,340	$38,622	$320,257	$—	$—	$7,755,219

Credit impaired acquired loans
Pool 1 - Construction and land A&D	2,466	—	3,125	—	—	5,591
Pool 2 - Single-family residential	342	—	—	—	—	342
Pool 3 - Multi-family	—	—	601	—	—	601
Pool 4 - HELOC & other consumer	14,137	—	—	—	—	14,137
Pool 5 - Commercial real estate	53,683	4,308	28,200	963	—	87,154
Pool 6 - Commercial & industrial	1,566	58	733	935	—	3,292
Total credit impaired acquired loans	72,194	4,366	32,659	1,898	—	111,117
Total gross loans	$7,468,534	$42,988	$352,916	$1,898	$—	$7,866,336
Total grade as a % of total gross loans	94.9%	0.6%	4.5%	—%	—%

Credit Risk Profile Based on Payment Activity (excludes acquired and covered loans):

March 31, 2013	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,266,407	98.0%	$111,572	2.1%
Construction - speculative	111,146	92.1	7,943	6.6
Construction - custom	216,997	100.0	105	—
Land - acquisition & development	79,178	84.7	12,177	13.0
Land - consumer lot loans	126,032	96.9	3,385	2.6
Multi-family	717,415	98.9	2,802	0.4
Commercial real estate	368,629	95.6	10,395	2.7
Commercial & industrial	189,611	99.5	210	0.1
HELOC	111,133	99.6	247	0.2
Consumer	53,603	99.3	197	0.4
	$7,240,151	97.8	$149,033	2.0

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

Loan Portfolio by Category *	March 31, 2013		December 31, 2012		September 30, 2012
Non-Acquired loans	(In thousands)
Single-family residential	$5,374,977	68.6%	$5,573,590	69.4%	$5,778,922	73.5%
Construction - speculative	120,617	1.5	123,871	1.5	129,637	1.6
Construction - custom	217,036	2.8	228,140	2.9	211,690	2.7
Land - acquisition & development	93,496	1.2	109,458	1.4	124,677	1.6
Land - consumer lot loans	130,056	1.7	137,106	1.7	141,844	1.8
Multi-family	725,322	9.3	721,802	9.0	710,140	9.0
Commercial real estate	385,587	4.9	347,564	4.3	319,210	4.1
Commercial & industrial	190,598	2.4	171,644	2.1	162,823	2.1
HELOC	111,622	1.4	111,986	1.4	112,902	1.4
Consumer	53,956	0.7	59,131	0.7	63,374	0.8

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total non-acquired loans	7,403,267	94.5	7,584,292	94.4	7,755,219	98.6
Acquired loans
Single-family residential	15,428	0.2	15,495	0.2	—	—
Construction - speculative	177	—	90	—	—	—
Construction - custom	313	—	994	—	—	—
Land - acquisition & development	3,436	—	3,520	—	—	—
Land - consumer lot loans	3,819	0.1	3,891	0.1	—	—
Multi-family	7,714	0.2	9,333	0.2	—	—
Commercial real estate	177,101	2.1	178,727	2.2	—	—
Commercial & industrial	96,255	1.3	106,931	1.3	—	—
HELOC	13,094	0.2	13,810	0.2	—	—
Consumer	10,046	0.1	10,759	0.1	—	—
Total acquired loans	327,383	4.2	343,550	4.3	—	—
Credit-impaired acquired loans
Single-family residential	338	—	340	—	342	—
Construction - speculative	1,750	—	1,755	—	1,889	—
Land - acquisition & development	2,577	—	2,677	—	3,702	0.1
Multi-family	—	—	—	—	601	—
Commercial real estate	79,868	1.1	83,657	1.1	87,154	1.1
Commercial & industrial	2,091	—	1,883	—	3,292	—
HELOC	12,757	0.2	12,849	0.2	14,040	0.2
Consumer	81	—	90	—	97	—
Total credit-impaired acquired loans	99,462	1.3	103,251	1.3	111,117	1.4
Total loans
Single-family residential	5,390,743	68.8	5,589,425	69.6	5,779,264	73.5
Construction - speculative	122,544	1.5	125,716	1.5	131,526	1.6
Construction - custom	217,349	2.8	229,134	2.9	211,690	2.7
Land - acquisition & development	99,509	1.2	115,655	1.4	128,379	1.7
Land - consumer lot loans	133,875	1.8	140,997	1.8	141,844	1.8
Multi-family	733,036	9.5	731,135	9.2	710,741	9.0
Commercial real estate	642,556	8.1	609,948	7.6	406,364	5.2
Commercial & industrial	288,944	3.7	280,458	3.4	166,115	2.1
HELOC	137,473	1.8	138,645	1.8	126,942	1.6
Consumer	64,083	0.8	69,980	0.8	63,471	0.8
Total loans	7,830,112	100%	8,031,093	100%	7,866,336	100%
Less:
Allowance for probable losses	122,884		126,827		133,147
Loans in process	189,336		204,566		213,286
Discount on acquired loans	40,346		50,817		33,484
Deferred net origination fees	33,330		33,973		34,421
	385,896		416,183		414,338
	$7,444,216		$7,614,910		$7,451,998
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	March 31, 2013		September 30, 2012
	(In thousands)
Restructured loans:
Single-family residential	$360,721	86.4%	$361,640	83.4%
Construction - speculative	12,033	2.9	15,907	3.7
Construction - custom	1,196	0.3	1,196	0.3
Land - acquisition & development	10,731	2.6	14,985	3.5
Land - consumer lot loans	13,522	3.2	13,782	3.2
Multi - family	10,250	2.5	17,507	4.0
Commercial real estate	7,295	1.8	7,377	1.7
Commercial & industrial	—	—	—	—
HELOC	1,090	0.3	884	0.2
Consumer	—	—	—	—
Total restructured loans (1)	416,838	100%	433,278	100%

Non-accrual loans:
Single-family residential	111,572	74.8%	131,193	75.7%
Construction - speculative	7,943	5.3	10,634	6.1
Construction - custom	105	0.1	539	0.3
Land - acquisition & development	12,177	8.2	13,477	7.8
Land - consumer lot loans	3,385	2.3	5,149	3.0
Multi-family	2,802	1.9	4,185	2.4
Commercial real estate	10,395	7.0	7,653	4.4
Commercial & industrial	210	0.1	16	—
HELOC	247	0.2	198	0.1
Consumer	197	0.1	383	0.2
Total non-accrual loans (2)	149,033	100%	173,427	100%
Total REO (3)	83,141		80,800
Total REHI (3)	13,901		18,678
Total non-performing assets	$246,075		$272,905
Total non-performing assets and performing restructured loans as a percentage of total assets	4.89%		5.42%
(1) Restructured loans were as follows:
Performing	$395,077	94.8%	$403,238	93.1%
Non-accrual *	21,761	5.2	30,040	6.9
	$416,838	100%	$433,278	100%

*	Included in "Total non-accrual loans" above

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

May 13, 2013	/S/ ROY M. WHITEHEAD
ROY M. WHITEHEAD Chairman, President and Chief Executive Officer

May 13, 2013	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL Executive Vice President and Chief Financial Officer