Form 10-Q
period 2013-06-30
WASHINGTON FEDERAL INC
filed 2013-08-08
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at August 5, 2013
Common stock, $1.00 par value	103,502,520

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	June 30, 2013	September 30, 2012
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$646,857	$751,430
Available-for-sale securities, at fair value	2,058,144	1,781,705
Held-to-maturity securities, at amortized cost	1,589,779	1,191,487
Loans receivable, net	7,390,506	7,451,998
Covered loans, net	310,378	288,376
Interest receivable	48,016	46,857
Premises and equipment, net	206,157	178,845
Real estate held for sale	84,748	99,478
Covered real estate held for sale	27,514	29,549
FDIC indemnification asset	73,665	87,571
FHLB stock	150,533	149,840
Intangible assets, net	264,718	256,076
Federal and state income tax assets, net	36,709	22,513
Other assets	124,759	137,219
	$13,012,483	$12,472,944
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$3,448,583	$2,946,453
Time deposit accounts	5,614,914	5,630,165
	9,063,497	8,576,618
FHLB advances	1,930,000	1,880,000
Advance payments by borrowers for taxes and insurance	25,654	40,041
Accrued expenses and other liabilities	70,440	76,533
	11,089,591	10,573,192
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 132,389,831 and 129,950,223 shares issued; 103,422,427 and 106,177,615 shares outstanding	132,390	129,950
Paid-in capital	1,621,200	1,586,295
Accumulated other comprehensive income, net of taxes	5,131	13,306
Treasury stock, at cost; 28,967,404 and 23,772,608 shares	(397,616)	(310,579)
Retained earnings	561,787	480,780
	1,922,892	1,899,752
	$13,012,483	$12,472,944
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
INTEREST INCOME
Loans	$112,932	$118,115	$342,654	$369,366
Mortgage-backed securities	11,951	25,101	34,325	80,079
Investment securities and cash equivalents	3,293	2,168	9,010	6,446
	128,176	145,384	385,989	455,891
INTEREST EXPENSE
Customer accounts	16,385	20,903	51,851	66,868
FHLB advances and other borrowings	17,075	27,946	50,966	84,172
	33,460	48,849	102,817	151,040
Net interest income	94,716	96,535	283,172	304,851
Provision for loan losses	—	10,367	3,600	39,576
Net interest income after provision for loan losses	94,716	86,168	279,572	265,275
OTHER INCOME
Gain on sale of investments	—	—	—	—
Other	5,059	3,590	16,062	13,263
	5,059	3,590	16,062	13,263
OTHER EXPENSE
Compensation and benefits	24,582	19,281	68,731	58,141
Occupancy	4,530	3,952	13,801	11,977
FDIC insurance premiums	2,831	4,000	9,280	12,543
Other	9,667	8,730	29,261	24,479
	41,610	35,963	121,073	107,140
Gain (loss) on real estate acquired through foreclosure, net	176	1,146	(7,145)	(11,005)
Income before income taxes	58,341	54,941	167,416	160,393
Income tax provision	21,003	19,778	58,818	57,742
NET INCOME	$37,338	$35,163	$108,598	$102,651

PER SHARE DATA
Basic earnings	$0.36	$0.33	$1.03	$0.96
Diluted earnings	0.36	0.33	1.03	0.96
Cash dividends per share	0.09	0.08	0.26	0.24
Basic weighted average number of shares outstanding	104,143,915	106,877,112	105,119,097	107,308,948
Diluted weighted average number of shares outstanding, including dilutive stock options	104,192,444	106,926,755	105,167,959	107,347,668
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Net income	$37,338	$35,163	$108,598	$102,651
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sale securities	(10,697)	(3,869)	(12,925)	(36,447)
Related tax benefit (expense)	3,931	1,422	4,750	13,394
Reclassification adjustment of net gain (loss) from sale
of available-for-sale securities included in net income	—	—	—	—
Related tax benefit (expense)	—	—	—	—
Other comprehensive income (loss)	(6,766)	(2,447)	(8,175)	(23,053)
Comprehensive income	$30,572	$32,716	$100,423	$79,598
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	June 30, 2013	June 30, 2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$108,598	$102,651
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of fees, discounts, premiums and intangible assets, net	3,957	40,397
Cash received from FDIC under loss share	13,014	276
Depreciation	6,550	5,625
Stock option compensation expense	900	900
Provision for loan losses	3,600	39,576
Gain on real estate held for sale, net	(18)	(8,366)
Decrease (increase) in accrued interest receivable	872	(460)
Increase in FDIC loss share receivable	(1,346)	(5,742)
Increase (decrease) in income taxes payable	(9,446)	9,345
Decrease in other assets	36,665	15,908
Increase (decrease) in accrued expenses and other liabilities	(23,177)	1,229
Net cash provided by operating activities	140,169	201,339
CASH FLOWS FROM INVESTING ACTIVITIES
Net principal collections (loan originations)	475,354	372,802
FHLB stock redemptions	4,391	1,830
Available-for-sale securities purchased	(506,966)	(1,499,227)
Principal payments and maturities of available-for-sale securities	198,555	1,065,254
Available-for-sale securities sold	43,198	3,500
Held-to-maturity securities purchased	(821,215)	—
Principal payments and maturities of held-to-maturity securities	428,827	11,899
Net cash received from acquisition	202,308	50,576
Proceeds from sales of real estate held for sale	87,144	138,689
Proceeds from sales of covered REO	17,216	28,343
Increase in intangible assets	—	(1,061)
Premises and equipment purchased and REO improvements	(22,941)	(14,157)
Net cash provided by investing activities	105,871	158,448
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in customer accounts	(250,364)	(118,505)
Net increase (decrease) in borrowings	27,529	(22,595)
Proceeds from exercise of common stock options	296	199
Dividends paid on common stock	(26,650)	(25,580)
Treasury stock purchased	(87,037)	(30,307)
Decrease in advance payments by borrowers for taxes and insurance	(14,387)	(15,235)
Net cash used by financing activities	(350,613)	(212,023)
Increase (decrease) in cash and cash equivalents	(104,573)	147,764
Cash and cash equivalents at beginning of period	751,430	816,002
Cash and cash equivalents at end of period	$646,857	$963,766

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine Months Ended
	June 30, 2013	June 30, 2012
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Non-covered real estate acquired through foreclosure	$72,762	$124,482
Covered real estate acquired through foreclosure	10,245	13,094
Cash paid during the period for
Interest	104,370	151,805
Income taxes	48,111	48,331
The following summarizes the non-cash activities related to acquisitions
Fair value of assets acquired	$819,904	$124,594
Fair value of liabilities assumed	(776,009)	(154,493)
Net fair value of assets (liabilities)	43,895	(29,899)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
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
Off-Balance-Sheet Credit Exposures – The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance at June 30, 2013, excluding covered loans, of $320,522,000. The Company estimates losses on off-balance-sheet credit exposures by including the exposures with the related principal balance outstanding and then applying its general reserve methodology.
Certain reclassifications have been made to the financial statements to conform prior periods to current classifications.

NOTE B - Acquisitions

South Valley Bank and Trust
Effective as of the close of business October 31, 2012, Washington Federal completed the acquisition of South Valley Bank and Trust, headquartered in Klamath Falls, Oregon (“South Valley”). The acquisition provided recorded book values of $383 million of net loans, $107 million of net covered loans, $735 million of deposit accounts, including $533 million in transaction deposit accounts and 24 branch locations in Central and Southern Oregon. Total consideration paid at closing was $44 million, including $34 million of Washington Federal, Inc. stock and $10 million of cash resulting from the collection of certain earn-out assets. If other earn-out assets are collected over time, the Company could pay up to $14 million, of which $5 million has been accrued .

The acquisition was accounted for under the acquisition method of accounting. The purchased assets and assumed liabilities were recorded at their respective acquisition date estimated fair values. All fair value adjustment amounts previously recognized in the financial statements at March 31, 2013 were determined provisionally as the purchase accounting fair value analysis was incomplete as of March 31, 2013. These amounts have been retrospectively adjusted to reflect the completion of the fair value analysis during the quarter ended June 30, 2013. The adjustments recorded in the quarter ended June 30, 2013 were a decrease in real estate held for sale of $2,394,000 offset by an increase in goodwill of $1,517,000 and other assets of $854,000 to reflect updated acquisition date valuations.

Loans that were classified as non-performing loans by South Valley are no longer classified as non-performing because, at acquisition, the carrying value of the loans was adjusted to reflect fair value. Management believes that the new book value reflects an amount that will ultimately be collected.

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period from November 1, 2012 to June 30, 2013.

The table below displays the adjusted fair value as of the acquisition date for each major class of assets acquired and liabilities assumed:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

Adjusted Fair Value Recorded by
Washington Federal
(In thousands)
Assets:
Cash and cash equivalents	$212,711
Available for sale securities	43,198
FHLB stock	5,211
Loans receivable, net	361,200
Covered loans receivable, net	107,946
FDIC indemnification asset	16,619
Property and equipment, net	24,259
Core deposit intangible	1,433
Real estate held for sale	7,400
Covered real estate held for sale	5,224
Goodwill	8,624
Other assets	26,079
Total Assets	819,904

Liabilities:
Customer accounts	737,395
FHLB advances	22,471
Other liabilities	16,143
Total Liabilities	776,009

Net assets acquired	$43,895

Consideration provided:
Equity Issued	$33,492
Cash paid	10,403
$43,895

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

NOTE C – Dividends
On July 19, 2013, the Company paid its 122nd consecutive quarterly cash dividend on common stock. Dividends per share were $.09 and $.08 for the quarters ended June 30, 2013 and 2012, respectively.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

NOTE D – Loans Receivable (excluding Covered Loans)

	June 30, 2013		September 30, 2012
	(In thousands)
Non-acquired loans
Single-family residential	$5,253,604	67.6%	$5,778,922	73.5%
Construction - speculative	116,363	1.5	129,637	1.6
Construction - custom	237,952	3.1	211,690	2.7
Land - acquisition & development	85,248	1.1	124,677	1.6
Land - consumer lot loans	128,745	1.7	141,844	1.8
Multi-family	741,870	9.5	710,140	9.0
Commercial real estate	398,130	5.1	319,210	4.1
Commercial & industrial	239,469	3.1	162,823	2.1
HELOC	111,418	1.4	112,902	1.4
Consumer	51,515	0.7	63,374	0.8
Total non-acquired loans	7,364,314	94.8	7,755,219	98.6
Acquired loans
Single-family residential	15,354	0.2	—	—
Construction - speculative	—	—	—	—
Construction - custom	—	—	—	—
Land - acquisition & development	3,720	—	—	—
Land - consumer lot loans	3,615	0.1	—	—
Multi-family	7,383	0.1	—	—
Commercial real estate	162,724	2.1	—	—
Commercial & industrial	88,768	1.1	—	—
HELOC	11,466	0.1	—	—
Consumer	9,035	0.1	—	—
Total acquired loans	302,065	3.8	—	—
Credit-impaired acquired loans
Single-family residential	335	—	342	—
Construction - speculative	—	—	1,889	—
Land - acquisition & development	2,484	—	3,702	0.1
Multi-family	—	—	601	—
Commercial real estate	78,519	1.1	87,154	1.1
Commercial & industrial	8,606	0.1	3,292	—
HELOC	12,015	0.2	14,040	0.2
Consumer	79	—	97	—
Total credit-impaired acquired loans	102,038	1.4	111,117	1.4
Total loans
Single-family residential	5,269,293	67.8	5,779,264	73.5
Construction - speculative	116,363	1.5	131,526	1.6
Construction - custom	237,952	3.1	211,690	2.7
Land - acquisition & development	91,452	1.1	128,379	1.7
Land - consumer lot loans	132,360	1.8	141,844	1.8
Multi-family	749,253	9.6	710,741	9
Commercial real estate	639,373	8.3	406,364	5.2
Commercial & industrial	336,843	4.3	166,115	2.1

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

HELOC	134,899	1.7	126,942	1.6
Consumer	60,629	0.8	63,471	0.8
Total loans	7,768,417	100%	7,866,336	100%
Less:
Allowance for probable losses	118,104		133,147
Loans in process	189,677		213,286
Discount on acquired loans	37,568		33,484
Deferred net origination fees	32,562		34,421
	377,911		414,338
	$7,390,506		$7,451,998

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

Changes in the carrying amount and accretable yield for acquired impaired and non-impaired loans for the nine months ended June 30, 2013 and the fiscal year ended September 30, 2012 were as follows:

June 30, 2013	Credit impaired acquired loans		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance as of beginning of period	$16,928	$77,613	$—	$—
Reclassification from nonaccretable balance, net (1)	30,026
Additions (2)	614	9,865	10,804	351,335
Accretion	(7,131)	7,131	(297)	297
Transfers to REO	—	(3,704)	—	(3,475)
Payments received, net	—	(19,432)	—	(53,165)
Balance as of end of period	$40,437	$71,473	$10,507	$294,992
(1) reclassification due to improvements in expected cash flows of the underlying loans.
(2) includes acquired loans which were acquired as part of the South Valley acquisition.

September 30, 2012	Credit impaired acquired loans		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance as of beginning of period	$—	$—	$—	$—
Additions (1)	21,384	93,691	—	—
Accretion	(4,456)	4,456	—	—
Transfers to REO	—	(2,616)	—	—
Payments received, net	—	(17,918)	—	—
Balance as of end of period	$16,928	$77,613	$—	$—
(1) includes acquired impaired loans which were acquired as part of the WNB acquisition.

The following table sets forth information regarding non-accrual loans held by the Company as of the dates indicated:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	June 30, 2013		September 30, 2012
	(In thousands)
Non-accrual loans:
Single-family residential	$104,252	70.1%	$131,193	75.7%
Construction - speculative	3,776	2.5	10,634	6.1
Construction - custom	—	—	539	0.3
Land - acquisition & development	9,586	6.4	13,477	7.8
Land - consumer lot loans	3,712	2.5	5,149	3.0
Multi-family	6,653	4.5	4,185	2.4
Commercial real estate	14,348	9.7	7,653	4.4
Commercial & industrial	5,072	3.4	16	—
HELOC	871	0.6	198	0.1
Consumer	385	0.3	383	0.2
Total non-accrual loans	$148,655	100%	$173,427	100%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

The following tables provide an analysis of the age of loans in past due status as of June 30, 2013 and September 30, 2012, respectively.

June 30, 2013	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Non-acquired loans
Single-Family Residential	$5,250,621	$5,127,074	$26,315	$14,354	$82,878	$123,547	2.35%
Construction - Speculative	78,505	75,506	1,042	—	1,957	2,999	3.82
Construction - Custom	127,978	127,738	240	—	—	240	0.19
Land - Acquisition & Development	80,994	73,252	797	—	6,945	7,742	9.56
Land - Consumer Lot Loans	128,571	124,284	588	195	3,504	4,287	3.33
Multi-Family	716,299	714,161	—	539	1,599	2,138	0.30
Commercial Real Estate	389,348	384,193	1,277	70	3,808	5,155	1.32
Commercial & Industrial	239,456	239,440	—	—	16	16	0.01
HELOC	111,419	110,324	820	69	206	1,095	0.98
Consumer	51,516	49,268	938	959	351	2,248	4.36
Total non-acquired loans	7,174,707	7,025,240	32,017	16,186	101,264	149,467	2.08%

Acquired loans
Single-Family Residential	15,354	15,291	$5	15	43	63	0.41%
Construction - Speculative	—	—	—	—	—	—	—
Construction - Custom	—	—	—	—	—	—	—
Land - Acquisition & Development	3,720	2,783	412	1	524	937	25.19
Land - Consumer Lot Loans	3,614	3,095	311	—	208	519	14.36
Multi-Family	7,383	3,569	509	—	3,305	3,814	51.66
Commercial Real Estate	162,689	155,178	1,059	2,560	3,892	7,511	4.62
Commercial & Industrial	88,746	88,028	453	265	—	718	0.81
HELOC	11,465	10,619	140	131	575	846	7.38
Consumer	9,035	8,899	83	19	34	136	1.51
Total acquired loans	302,006	287,462	2,972	2,991	8,581	14,544	4.82%

Credit-impaired acquired loans
Single-Family Residential	335	335	—	—	—	—	—%
Construction - Speculative	—	—	—	—	—	—	—
Construction - Custom	—	—	—	—	—	—	—
Land - Acquisition & Development	2,483	2,483	—	—	—	—	—
Land - Consumer Lot Loans	—	—	—	—	—	—	—
Multi-Family	—	—	—	—	—	—	—
Commercial Real Estate	78,509	75,920	639	173	1,777	2,589	3.30
Commercial & Industrial	8,606	3,320	230	—	5,056	5,286	61.42

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

HELOC	12,015	11,906	—	19	90	109	0.91
Consumer	79	79	—	—	—	—	—
Total credit-impaired acquired loans	102,027	94,043	869	192	6,923	7,984	7.83%

Total loans	$7,578,740	$7,406,745	$35,858	$19,369	$116,768	$171,995	2.27%

September 30, 2012	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Single-Family Residential	$5,776,002	$5,618,261	$34,035	$16,276	$107,430	$157,741	2.73%
Construction - Speculative	88,849	85,785	142	190	2,732	3,064	3.45
Construction - Custom	107,882	107,215	128	—	539	667	0.62
Land - Acquisition & Development	119,192	106,321	853	1,004	11,014	12,871	10.80
Land - Consumer Lot Loans	141,772	134,560	1,688	375	5,149	7,212	5.09
Multi-Family	676,917	672,263	718	67	3,869	4,654	0.69
Commercial Real Estate	292,261	284,427	699	3,153	3,982	7,834	2.68
Commercial & Industrial	162,802	162,778	8	—	16	24	0.01
HELOC	112,902	112,482	158	64	198	420	0.37
Consumer	63,374	61,405	1,155	431	383	1,969	3.11
Total non-acquired loans	$7,541,953	$7,345,497	$39,584	$21,560	$135,312	$196,456	2.60%

Credit-impaired acquired loans
Single-Family Residential	342	342	—	—	—	—	—%
Construction - Speculative	1,889	1,889	—	—	—	—	—
Construction - Custom	—	—	—	—	—	—	—
Land - Acquisition & Development	3,702	3,219	365	—	118	483	13.05
Land - Consumer Lot Loans	—	—	—	—	—	—	—
Multi-Family	601	—	601	—	—	601	—
Commercial Real Estate	87,134	78,959	412	2,549	5,214	8,175	9.38
Commercial & Industrial	3,292	3,054	238	—	—	238	7.23
HELOC	14,040	13,950	—	90	—	90	0.64
Consumer	97	95	2	—	—	2	2.06
Total credit-impaired acquired loans	111,097	101,508	1,618	2,639	5,332	9,589	8.63%

Total loans	$7,653,050	$7,447,005	$41,202	$24,199	$140,644	$206,045	2.69%

Most loans restructured in troubled debt restructurings ("TDRs") are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The concession for these loans is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of June 30, 2013, single-family residential loans comprised 87.4% of TDRs.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

The following tables provide information related to loans that were restructured during the periods indicated:

	Quarter Ended June 30,
	2013			2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-Family Residential	111	$27,619	$27,619	199	$43,104	$43,104
Construction - Speculative	—	—	—	—	—	—
Construction - Custom	—	—	—	1	1,196	1,196
Land - Acquisition & Development	—	—	—	—	—	—
Land - Consumer Lot Loans	4	685	685	8	965	965
Multi-Family	—	—	—	1	389	389
Commercial Real Estate	1	2,411	2,411	2	5,572	5,572
Commercial & Industrial	—	—	—	—	—	—
HELOC	—	—	—	2	113	113
Consumer	1	11	11	—	—	—
	117	$30,726	$30,726	213	$51,339	$51,339

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	Nine Months Ended June 30,
	2013			2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-Family Residential	337	$88,085	$88,085	681	$159,651	$159,651
Construction - Speculative	1	2,481	2,481	22	6,253	6,253
Construction - Custom	—	—	—	1	1,196	1,196
Land - Acquisition & Development	—	—	—	26	5,565	5,565
Land - Consumer Lot Loans	20	3,027	3,027	30	3,906	3,906
Multi-Family	1	44	44	3	2,257	2,257
Commercial Real Estate	1	2,411	2,411	3	5,881	5,881
Commercial & Industrial	—	—	—	1	2	2
HELOC	1	199	199	2	113	113
Consumer	1	11	11	—	—	—
	362	$96,258	$96,258	769	$184,824	$184,824

The following tables provide information on restructured loans for which a payment default occurred during the periods indicated and that had been modified as a TDR within 12 months or less of the payment default:

	Quarter Ended June 30,
	2013		2012
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Single-Family Residential	25	$6,833	30	$8,225
Construction - Speculative	—	—	—	—
Construction - Custom	—	—	—	—
Land - Acquisition & Development	—	—	—	—
Land - Consumer Lot Loans	1	109	—	—
Multi-Family	—	—	—	—
Commercial Real Estate	—	—	—	—
Commercial & Industrial	—	—	—	—
HELOC	1	79	—	—
Consumer	—	—	—	—
	27	$7,021	30	$8,225

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	Nine Months Ended June 30,
	2013		2012
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Single-Family Residential	65	$15,366	97	$21,687
Construction - Speculative	—	—	—	—
Construction - Custom	—	—	—	—
Land - Acquisition & Development	1	838	—	—
Land - Consumer Lot Loans	2	237	4	603
Multi-Family	—	—	—	—
Commercial Real Estate	—	—	—	—
Commercial & Industrial	—	—	—	—
HELOC	2	113	—	—
Consumer	—	—	—	—
	70	$16,554	101	$22,290

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
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

future. Losses should be taken in the period in which they are identified as uncollectible. Partial charge-off versus full charge-off may be taken if the collateral offers some identifiable protection.

The following table summarizes the activity in the allowance for loan losses for the quarter ended June 30, 2013 and fiscal year ended September 30, 2012:

Quarter Ended June 30, 2013	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$77,422	$(5,969)	$2,081	$(6,148)	$67,386
Construction - speculative	7,757	(124)	109	(9)	7,733
Construction - custom	262	(481)	—	498	279
Land - acquisition & development	12,221	(864)	489	(462)	11,384
Land - consumer lot loans	3,941	(212)	1	245	3,975
Multi-family	4,272	—	156	(1,070)	3,358
Commercial real estate	4,156	—	3	1,132	5,291
Commercial & industrial	8,628	(23)	18	5,231	13,854
HELOC	1,031	(24)	—	(13)	994
Consumer	3,194	(571)	631	596	3,850
	$122,884	$(8,268)	$3,488	$—	$118,104

Fiscal Year Ended September 30, 2012	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$83,307	$(53,789)	$8,164	$44,133	$81,815
Construction - speculative	13,828	(4,916)	711	2,437	12,060
Construction - custom	623	—	—	(276)	347
Land - acquisition & development	32,719	(16,978)	1,341	(1,484)	15,598
Land - consumer lot loans	5,520	(2,670)	—	2,087	4,937
Multi-family	7,623	(1,393)	504	(1,454)	5,280
Commercial real estate	4,331	(814)	225	(1,786)	1,956
Commercial & industrial	5,099	(249)	2,366	410	7,626
HELOC	1,139	(232)	66	(8)	965
Consumer	2,971	(3,538)	1,480	1,650	2,563
	$157,160	$(84,579)	$14,857	$45,709	$133,147
The Company recorded a $0 provision for loan losses during the quarter ended June 30, 2013, while a $10,367,000 provision was recorded for the same quarter one year ago. Non-performing assets (“NPAs”) amounted to $233,403,000, or 1.79%, of total assets at June 30, 2013, compared to $278,490,000, or 2.07%, of total assets one year ago. Acquired loans, including covered loans, are not classified as non-performing loans because, at acquisition, the carrying value of these loans was adjusted to reflect fair value. There was no additional provision for loan losses recorded on acquired or covered loans during the quarter ended June 30, 2013 as the associated discount is adequate to absorb potential losses. Non-accrual loans decreased from $171,033,000 at June 30, 2012, to $148,655,000 at June 30, 2013, a 13.1% decrease. The Company had net charge-offs of $4,780,000 for the quarter ended June 30, 2013, compared with $16,235,000 of net charge-offs for the same quarter one year ago. A loan is charged-off when the loss is estimable and it is confirmed that the borrower will not be able to meet its contractual obligations. $111,617,000 of the allowance was calculated under our general allowance methodology and the remaining $6,487,000 was made up of specific reserves on loans that were deemed to be impaired at June 30, 2013. For the period ending June 30, 2012, $116,164,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $21,787,000 was made

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

up of specific reserves on loans that were deemed to be impaired. The primary reasons for the shift in total allowance allocation from specific reserves to general reserves is due to the Company having already addressed many of the problem loans focused in the speculative construction and land A&D portfolios, combined with an increase in delinquencies and elevated charge-offs in the single family residential portfolio.
The following tables shows a summary of loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves as of June 30, 2013 and September 30, 2012:

June 30, 2013	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$67,386	$5,159,449	1.3%	$—	$94,155	—%
Construction - speculative	6,093	96,589	6.3	1,640	19,774	8.3
Construction - custom	279	237,832	0.1	—	120	—
Land - acquisition & development	7,444	66,516	11.2	3,940	18,732	21.0
Land - consumer lot loans	3,664	112,060	3.3	311	16,685	1.9
Multi-family	3,018	733,836	0.4	340	8,034	4.2
Commercial real estate	5,035	383,358	1.3	256	14,772	1.7
Commercial & industrial	13,854	239,407	5.8	—	62	—
HELOC	994	110,322	0.9	—	1,096	—
Consumer	3,850	51,515	7.5	—	—	—
	$111,617	$7,190,884	1.6	$6,487	$173,430	3.7
 ___________________

(1)	Excludes acquired and covered loans

September 30, 2012	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$81,737	$5,694,337	1.4%	$78	$84,584	0.1%
Construction - speculative	9,079	104,312	8.7	2,981	25,325	11.8
Construction - custom	347	211,690	0.2	—	—	—
Land - acquisition & development	6,697	47,294	14.2	8,901	77,383	11.5
Land - consumer lot loans	4,176	138,666	3.0	761	3,178	23.9
Multi-family	2,818	694,140	0.4	2,462	16,000	15.4
Commercial real estate	1,158	292,550	0.4	798	26,660	3.0
Commercial & industrial	7,624	161,689	4.7	2	1,134	0.2
HELOC	965	112,812	0.9	—	90	—
Consumer	2,563	63,374	4.0	—	—	—
	$117,164	$7,520,864	1.6	$15,983	$234,354	6.8

(1)	Excludes acquired and covered loans

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

The following tables provide information on loans based on credit quality indicators (defined in Note A) as of June 30, 2013 and September 30, 2012:
Credit Risk Profile by Internally Assigned Grade (excludes covered loans):

June 30, 2013	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,071,745	$3,134	$178,725	$—	$—	$5,253,604
Construction - speculative	83,989	771	31,603	—	—	116,363
Construction - custom	237,952	—	—	—	—	237,952
Land - acquisition & development	62,903	819	21,526	—	—	85,248
Land - consumer lot loans	127,867	—	878	—	—	128,745
Multi-family	721,538	1,254	19,078	—	—	741,870
Commercial real estate	361,726	15,312	21,092	—	—	398,130
Commercial & industrial	236,082	916	2,432	—	39	239,469
HELOC	111,418	—	—	—	—	111,418
Consumer	50,747	411	357	—	—	51,515
	7,065,967	22,617	275,691	—	39	7,364,314

Acquired loans
Single-family residential	15,354	—	—	—	—	15,354
Construction - speculative	—	—	—	—	—	—
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	2,164	—	1,556	—	—	3,720
Land - consumer lot loans	3,615	—	—	—	—	3,615
Multi-family	3,389	—	3,994	—	—	7,383
Commercial real estate	129,891	4,097	28,736	—	—	162,724
Commercial & industrial	77,114	1,793	9,851	—	10	88,768
HELOC	11,466	—	—	—	—	11,466
Consumer	9,035	—	—	—	—	9,035
	252,028	5,890	44,137	—	10	302,065

Credit impaired acquired loans
Pool 1 - Construction and land A&D	1,478	473	533	—	—	2,484
Pool 2 - Single-family residential	335	—	—	—	—	335
Pool 3 - Multi-family	—	—	—	—	—	—
Pool 4 - HELOC & other consumer	12,094	—	—	—	—	12,094
Pool 5 - Commercial real estate	51,503	805	25,285	926	—	78,519
Pool 6 - Commercial & industrial	924	3,871	3,451	360	—	8,606
Total credit impaired acquired loans	66,334	5,149	29,269	1,286	—	102,038
Total gross loans	$7,384,329	$33,656	$349,097	$1,286	$49	$7,768,417

Total grade as a % of total gross loans	95.1%	0.4%	4.5%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
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

Credit Risk Profile Based on Payment Activity (excludes acquired and covered loans):

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

June 30, 2013	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,149,352	98.0%	$104,252	2.0%
Construction - speculative	112,587	96.8	3,776	3.2
Construction - custom	237,952	100.0	—	—
Land - acquisition & development	75,662	88.8	9,586	11.2
Land - consumer lot loans	125,033	97.1	3,712	2.9
Multi-family	735,217	99.1	6,653	0.9
Commercial real estate	383,782	96.4	14,348	3.6
Commercial & industrial	234,397	97.9	5,072	2.1
HELOC	110,547	99.2	871	0.8
Consumer	51,130	99.3	385	0.7
	$7,215,659	98.0	$148,655	2.0

September 30, 2012	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,647,729	97.7%	$131,193	2.3%
Construction - speculative	119,003	91.8	10,634	8.2
Construction - custom	211,151	99.7	539	0.3
Land - acquisition & development	111,200	89.2	13,477	10.8
Land - consumer lot loans	136,695	96.4	5,149	3.6
Multi-family	705,955	99.4	4,185	0.6
Commercial real estate	311,557	97.6	7,653	2.4
Commercial & industrial	162,807	100.0	16	—
HELOC	112,704	99.8	198	0.2
Consumer	62,991	99.4	383	0.6
	$7,581,792	97.8%	$173,427	2.2%
The following table provides information on impaired loan balances and the related allowances by loan types as of June 30, 2013 and September 30, 2012:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

					Average Recorded Investment
June 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance		Quarter Ended June 30, 2013	Nine Months Ended June 30, 2013
	(In thousands)
With no related allowance recorded:
Single-family residential	$37,903	$42,938	$—		$31,322	$23,985
Construction - speculative	3,808	4,621	—		3,812	3,693
Construction - custom	—	—	—		—	—
Land - acquisition & development	8,177	20,135	—		7,739	7,607
Land - consumer lot loans	3,294	3,909	—		2,886	2,271
Multi-family	4,923	4,923	—		3,274	2,107
Commercial real estate	13,214	15,383	—		9,092	6,793
Commercial & industrial	7,296	31,197	—		3,711	2,091
HELOC	892	1,277	—		487	284
Consumer	36	45	—		18	9
	79,543	124,428	—		62,341	48,840
With an allowance recorded:
Single-family residential	359,124	366,099	20,437		353,027	342,111
Construction - speculative	15,729	16,179	1,640		15,781	15,860
Construction - custom	—	—	—		—	—
Land - acquisition & development	11,721	13,193	3,940		12,055	12,914
Land - consumer lot loans	13,165	13,323	311		13,097	12,894
Multi-family	8,882	9,492	340		9,244	10,456
Commercial real estate	9,846	9,846	256		9,859	9,911
Commercial & industrial	—	—	—		—	—
HELOC	939	939	—		940	839
Consumer	11	11	—		6	3
	419,417	429,082	26,924	(1)	414,009	404,988
Total:
Single-family residential	397,027	409,037	20,437		384,349	366,096
Construction - speculative	19,537	20,800	1,640		19,593	19,553
Construction - custom	—	—	—		—	—
Land - acquisition & development	19,898	33,328	3,940		19,794	20,521
Land - consumer lot loans	16,459	17,232	311		15,983	15,165
Multi-family	13,805	14,415	340		12,518	12,563
Commercial real estate	23,060	25,229	256		18,951	16,704
Commercial & industrial	7,296	$31,197	—		3,711	2,091
HELOC	1,831	2,216	—		1,427	1,123
Consumer	47	56	—		24	12
	$498,960	$553,510	$26,924	(1)	$476,350	$453,828
____________________
(1)Includes $6,487,000 of specific reserves and $20,437,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

NOTE F – New Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The main objective of this Update is to address implementation issues about the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The guidance in this ASU is effective for the first interim or annual period beginning on or after January 1, 2013 and should be applied retrospectively. This new guidance did not have a material impact on the Company's consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements; rather, they require the entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. The guidance in this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, and should be applied prospectively. This new guidance did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. Topic 815, Derivatives and Hedging, provides guidance on the risks that are permitted to be hedged in a fair value or cash flow hedge. The objective of this Update is to provide for the inclusion of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR rates. The guidance in this ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. As the Company does not currently engage in derivatives transactions that are accounted for as cash flow or fair value hedges, the adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists. Topic 740, Income Taxes, does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. There is diversity in practice in the presentation of unrecognized tax benefits in those instances. Some entities present unrecognized tax benefits as a liability unless the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results in, or that resulted in, the recognition of a net operating loss or tax credit carryforward for that year and the net operating loss or tax credit carryforward has not been utilized. Other entities present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances. The objective of the amendments in this Update is to eliminate that diversity in practice. The amendments in this Update do not require new recurring disclosures. The guidance in this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This new guidance is not expected to have a material impact on the Company's consolidated financial statements.

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
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

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

The following table presents the balance of assets measured at fair value on a recurring basis at June 30, 2013:

	Fair Value at June 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
Equity securities	$—	$514	$—	$514
Obligations of U.S. government	—	545,585	—	545,585
Obligations of states and political subdivisions	—	22,545	—	22,545
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	452,111	—	452,111
Mortgage-backed securities			—
Agency pass-through certificates	—	1,037,389	—	1,037,389
Other debt securities	—	—	—	—
Balance at end of period	$—	$2,058,144	$—	$2,058,144
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the quarter ended June 30, 2013.
Measured on a Nonrecurring Basis
Impaired Loans & Real Estate Held for Sale
From time to time, and on a nonrecurring basis, fair value adjustments to collateral-dependent loans and real estate held for sale are recorded to reflect write-downs of principal balances based on the current appraised or estimated value of the collateral. When management determines that the fair value of the collateral or the real estate held for sale requires additional adjustments, either as a result of a non-current appraisal value or when there is no observable market price, the Company classifies the impaired loan or real estate held for sale as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2013 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as covered REO and real estate held for sale for which fair value of the properties was less than the cost basis.
Real estate held for sale consists principally of properties acquired through foreclosure.
The following table presents the aggregated balance of assets measured at estimated fair value on a nonrecurring basis through the nine months ended June 30, 2013, and the total losses resulting from those fair value adjustments for the quarter and nine months ended June 30, 2013. The following estimated fair values are shown gross of estimated selling costs:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	Through June 30, 2013				Quarter Ended June 30, 2013	Nine Months Ended June 30, 2013
	Level 1	Level 2	Level 3	Total	Total Losses
	(In thousands)
Impaired loans (1)	$—	$—	$64,500	$64,500	$1,967	$13,005
Covered REO (2)	—	—	18,312	18,312	231	603
Real estate held for sale (2)	—	—	77,080	77,080	5,626	19,650
Balance at end of period	$—	$—	$159,892	$159,892	$7,824	$33,258
 ___________________

(1)	The losses represents remeasurements of collateral-dependent loans.

(2)	The losses represents aggregate writedowns and charge-offs on real estate held for sale.
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at June 30, 2013.
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
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
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

		June 30, 2013		September 30, 2012
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$646,857	$646,857	$751,430	$751,430
Available-for-sale securities	2
Equity securities		514	514	—	—
Obligations of U.S. government		545,585	545,585	183,560	183,560
Obligations of states and political subdivisions		22,545	22,545	24,844	24,844
Obligations of foreign governments		—	—	—	—
Corporate debt securities		452,111	452,111	403,325	403,325
Mortgage-backed securities
Agency pass-through certificates		1,037,389	1,037,389	1,169,976	1,169,976
Other debt securities		—	—	—	—
Total available-for-sale securities		2,058,144	2,058,144	1,781,705	1,781,705
Held-to-maturity securities	2
Equity securities		—	—	—	—
Obligations of U.S. government		—	—	—	—
Obligations of states and political subdivisions		—	—	795	802
Obligations of foreign governments		—	—	—	—
Corporate debt securities		—	—	—	—
Mortgage-backed securities
Agency pass-through certificates		1,589,779	1,522,470	1,190,692	1,216,421
Other debt securities		—	—	—	—
Total held-to-maturity securities		1,589,779	1,522,470	1,191,487	1,217,223
Loans receivable	3	7,390,506	7,913,399	7,451,998	7,949,892
Covered loans	3	310,378	317,244	288,376	289,754
FDIC indemnification asset	3	73,665	73,182	87,571	85,846
FHLB stock	2	150,533	150,533	149,840	149,840
Financial liabilities
Customer accounts	2	9,063,497	8,615,872	8,576,618	8,406,432
FHLB advances and other borrowings	2	1,930,000	2,071,867	1,880,000	2,110,223
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
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

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
The following is a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	June 30, 2013
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$125,500	$17	$(2,231)	$123,286	1.12%
1 to 5 years	61,002	3,494	(374)	64,122	2.00
5 to 10 years	81,600	—	(487)	81,113	0.73
Over 10 years	279,423	—	(1,845)	277,578	0.92
Corporate bonds due
Within 1 year	19,500	3	—	19,503	0.49
1 to 5 years	317,103	2,045	(114)	319,034	0.84
5 to 10 years	113,024	975	(425)	113,574	1.59
Municipal bonds due
Over 10 years	20,427	2,118	—	22,545	6.45
Mortgage-backed securities
Agency pass-through certificates	1,032,452	7,129	(2,192)	1,037,389	1.91
	2,050,031	15,781	(7,668)	2,058,144	1.53
Held-to-maturity securities
Tax-exempt municipal bonds due
Within 1 year	—	—	—	—	—
1 to 5 years	—	—	—	—	—
5 to 10 years	—	—	—	—	—
Over 10 years	—	—	—	—	—
U.S. government and agency securities due
1 to 5 years	—	—	—	—	—
Mortgage-backed securities
Agency pass-through certificates	1,589,779	3,058	(70,367)	1,522,470	3.02
	1,589,779	3,058	(70,367)	1,522,470	3.02
	$3,639,810	$18,839	$(78,035)	$3,580,614	2.18%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
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
During the period ending June 30, 2013, $43,198,000 of available-for-sale securities were sold, resulting in a gain of $0. $3,500,000 of available-for-sale securities were sold during the period ending June 30, 2012, resulting in a gain of $0.
Substantially all mortgage-backed securities have contractual due dates that exceed 10 years.
The following table shows the unrealized gross losses and fair value of securities at June 30, 2013, by length of time that individual securities in each category have been in a continuous loss position. Management believes that the declines in fair value of these investments are not an other than temporary impairment.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value

Corporate bonds due	$(114)	$19,886	$(426)	$9,575	$(540)	$29,461
U.S. government and agency securities due	(4,936)	507,790	—	—	(4,936)	507,790
Agency pass-through certificates	(71,932)	1,596,582	(627)	110,163	(72,559)	1,706,745
	(76,982)	$2,124,258	$(1,053)	$119,738	(78,035)	$2,243,996

NOTE H – Covered Assets
Covered assets represent loans and real estate held for sale acquired from the FDIC that are subject to loss sharing agreements and were $337,892,000 as of June 30, 2013, versus $317,925,000 as of September 30, 2012.
As of the close of business October 31, 2012, the Company acquired covered assets as part of the South Valley acquisition as described in Note B. The carrying balance of acquired covered loans have been included in the following tables.
Changes in the carrying amount and accretable yield for acquired impaired and non-impaired loans for the year to date period ended June 30, 2013 and the fiscal year ended September 30, 2012 were as follows:

June 30, 2013	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$50,902	$74,953	$23,789	$213,423
Additions (1)	43,299	107,946	—	—
Accretion	(26,590)	26,590	(5,716)	5,716
Transfers to REO	—	(11,694)	—	—
Payments received, net	—	(52,329)	—	(54,227)
Balance at end of period	$67,611	$145,466	$18,073	$164,912
(1) includes FDIC covered loans which were acquired as part of the South Valley acquisition.

September 30, 2012	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$37,072	$116,061	$30,370	$269,888
Reclassification from nonaccretable balance, net	34,690	—	—	—
Accretion	(20,860)	20,860	(6,581)	6,581
Transfers to REO	—	(15,905)	—	—
Payments received, net	—	(46,063)	—	(63,046)
Balance at end of period	$50,902	$74,953	$23,789	$213,423

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

At June 30, 2013, none of the acquired impaired or non-impaired loans were classified as non-performing assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.
The outstanding principal balance of acquired loans was $383,825,000 and $373,455,000 as of June 30, 2013 and September 30, 2012, respectively. The discount balance related to the acquired loans was $73,447,000 and $85,079,000 as of June 30, 2013 and September 30, 2012, respectively.
The following table shows the year to date activity for the FDIC indemnification asset:

	June 30, 2013	September 30, 2012
	(In thousands)
Balance at beginning of period	$87,571	$101,634
Additions (1)	17,965	3,284
Payments made (received)	(13,014)	(3,456)
Amortization	(19,693)	(15,510)
Accretion	836	1,619
Balance at end of period	$73,665	$87,571
(1) includes FDIC covered loans which were acquired as part of the South Valley acquisition.
The following tables provide information on covered loans based on credit quality indicators (defined in Note A) as of June 30, 2013 and September 30, 2012:
Credit Risk Profile by Internally Assigned Grade:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

June 30, 2013	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Purchased non credit-impaired loans:
Single-family residential	$29,323	$—	$2,698	$—	$—	$32,021
Construction - speculative	104	—	—	—	—	104
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	2,780	1,203	1,028	—	—	5,011
Land - consumer lot loans	247	—	—	—	—	247
Multi-family	19,026	—	294	—	—	19,320
Commercial real estate	62,600	9,398	19,978	—	—	91,976
Commercial & industrial	5,935	500	3,238	—	—	9,673
HELOC	15,508	—	—	—	—	15,508
Consumer	640	—	—	—	—	640
	136,163	11,101	27,236	—	—	174,500
Total grade as a % of total net loans	78.0%	6.4%	15.6%	—%	—%

Purchased credit-impaired loans:
Pool 1 - Construction and land A&D	14,818	4,297	26,955	—	—	46,070
Pool 2 - Single-family residential	22,198	—	340	—	—	22,538
Pool 3 - Multi-family	1,239	—	4,496	—	—	5,735
Pool 4 - HELOC & other consumer	4,331	—	2,034	—	—	6,365
Pool 5 - Commercial real estate	37,083	15,205	58,800	—	—	111,088
Pool 6 - Commercial & industrial	7,004	229	10,296	—	—	17,529
	$86,673	$19,731	$102,921	$—	$—	209,325
					Total covered loans	383,825
					Discount	(73,447)
					Allowance	—
					Covered loans, net	$310,378

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

The following tables provide an analysis of the age of purchased non credit-impaired loans in past due status for the periods ended June 30, 2013 and September 30, 2012:

June 30, 2013	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
Single-Family Residential	$32,021	$30,935	$14	$255	$817	$1,086	3.39%
Construction - Speculative	104	104	—	—	—	—	NM
Construction - Custom	—	—	—	—	—	—	NM
Land - Acquisition & Development	5,011	4,975	—	—	36	36	0.72
Land - Consumer Lot Loans	247	201	—	—	46	46	18.62
Multi-Family	19,320	19,320	—	—	—	—	NM
Commercial Real Estate	91,976	90,881	—	—	1,095	1,095	1.19
Commercial & Industrial	9,673	9,673	—	—	—	—	NM
HELOC	15,508	15,143	—	18	347	365	2.35
Consumer	640	634	5	—	1	6	0.94
	$174,500	$171,866	$19	$273	$2,342	$2,634	1.51%

September 30, 2012	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
Single-Family Residential	$35,676	$32,601	$2,075	$—	$1,000	$3,075	8.62%
Construction - Speculative	90	90	—	—	—	—	NM
Construction - Custom	—	—	—	—	—	—	NM
Land - Acquisition & Development	11,430	9,922	—	—	1,508	1,508	13.19
Land - Consumer Lot Loans	498	385	—	—	113	113	22.69
Multi-Family	27,645	26,137	—	—	1,508	1,508	5.45
Commercial Real Estate	121,592	115,206	17	4,447	1,922	6,386	5.25
Commercial & Industrial	13,023	9,513	—	69	3,441	3,510	26.95
HELOC	17,971	17,440	97	50	384	531	2.95
Consumer	918	916	—	1	1	2	2.20
	$228,843	$212,210	$2,189	$4,567	$9,877	$16,633	7.27%

NM - not meaningful

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

NOTE I – Derivatives and Hedging Activities

The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rates. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under the Derivatives and Hedging topic of the FASB ASC, the instruments are marked to market in earnings. The notional amount of open interest rate swap agreements at June 30, 2013 was $54,141,000. There was no impact to the statement of operations for the nine months ended June 30, 2013.

The Company periodically enters into forward contracts to purchase mortgage-backed securities as part of its interest rate risk management program. The Company has determined anticipated purchase dates for each forward commitment to be mid-October 2013. The notional amount of commitments to purchase mortgage-backed securities at June 30, 2013 was $200,000,000. The fair value of these contracts is included with the available-for-sale securities on the statement of financial condition.

The following table presents the fair value and balance sheet classification of derivatives not designated as hedging instruments at June 30, 2013 and September 30, 2012:

	Asset Derivatives				Liability Derivatives
	June 30, 2013		September 30, 2012		June 30, 2013		September 30, 2012
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
	(In thousands)
Interest rate contracts	Other assets	$524	Other assets	N/A	Other liabilities	$524	Other liabilities	N/A
Commitments to purchase MBS	AFS securities	2,875	AFS securities	N/A	N/A	N/A	N/A	N/A

NOTE J – Subsequent Events

Conversion to national charter - Effective July 17, 2013, Washington Federal completed its conversion to a national bank charter with the Office of the Comptroller of the Currency (the "OCC") and is now a national bank. The Company also completed its conversion to a bank holding company with the Federal Reserve.

Branch acquisition - Effective July 18, 2013, Washington Federal, the wholly owned subsidiary of the Company, entered into a series of related Purchase and Assumption Agreements for the acquisition of deposits totaling approximately $1.8 billion, loans totaling approximately $11 million, and related assets, from Bank of America, National Association, for an aggregate purchase price of 2.6% of the average daily closing deposits, which is estimated to be $45.6 million. These acquisitions represent a total of 51 branches located in Eastern Washington, Idaho, Oregon and New Mexico. Subject to regulatory approval from the OCC and the satisfaction of customary closing conditions, the transaction is expected to close in the fourth calendar quarter 2013.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q includes certain “forward-looking statements,” as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. Actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding the Company’s intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to: general economic conditions; legislative and regulatory changes, including without limitation the potential effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations being promulgated thereunder; monetary fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; cost of funds; demand for loan products; demand for financial services; competition; changes in the quality or composition of the Company’s loan and investment portfolios; changes in accounting principles; policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.
GENERAL
As of June 30, 2013, Washington Federal, Inc. (“Company”) was a savings and loan holding company. The Company’s primary operating subsidiary is Washington Federal. Effective July 17, 2013, Washington Federal completed its conversion to a national bank charter with the Office of the Comptroller of the Currency and is now a national bank. The Company also completed its conversion to a bank holding company with the Federal Reserve.
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

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period from November 1, 2012 to June 30, 2013.

INTEREST RATE RISK
Historically, the Company accepted a higher level of interest rate risk as a result of its significant holdings of fixed-rate single-family home loans that are longer in term than the characteristics of its primary liabilities of customer accounts and borrowings. Based on Management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term business loans, transaction deposit accounts and extending the maturity on borrowings, to reduce its interest rate risk profile compared to its historical norms. The Company has also been purchasing more variable rate investments. The composition of the investment portfolio is now 50% variable and 50% fixed rate. In addition, $1.6 billion of its purchased 30-year fixed rate mortgage-backed securities have been designated as held-to-maturity. With rising interest rates, these securities may be subject to unrealized losses. As of June 30, 2013, the unrealized losses on these securities were $70 million.

The Company relies on various measures of interest rate risk, including an asset/liability maturity gap analysis, modeling of changes in forecasted net interest income under various rate change scenarios, and the impact of interest rate changes on the net portfolio value (“NPV”) the Company.
At June 30, 2013, the Company had approximately $2.077 billion more in liabilities subject to repricing in the next year than assets, which amounted to a negative one-year maturity gap of 15.96% of total assets. This was an increase from the 10.1% negative gap as of September 30, 2012.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

A negative maturity gap implies that funding costs will change more rapidly than interest income on earning assets with movement in interest rates. A negative maturity gap typically results in higher margins when interest rates decline and lower margins when interest rates rise. Gap analysis provides management with a high-level indication of interest rate risk, but is considered less reliable than more detailed modeling.
The potential impact of rising interest rates on net interest income in the future is estimated using a model that is based on account level detail for loans and deposits. In the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income will decrease by 2.59% in year one. In the event of a gradual increase from current rates by 200 basis points over a twelve-month period, the model forecasts an decrease in net interest income of 1.95% in year one. This analysis assumes zero balance sheet growth and a constant percentage composition of assets and liabilities. It also assumes that loan and deposit prices respond in full to the increase in market rates. Actual results will differ from the assumptions used in this model, as Management monitors and adjusts loan and deposit pricing and the size and composition of the balance sheet to respond to changing interest rates.

The NPV estimates the market of value of shareholder's equity based upon forecasted interest rate scenarios. It is derived by calculating the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates is another measure of interest rate risk. This approach provides a longer term view of interest rate risk as it incorporates all future expected cash flows. In the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $347 million and the NPV to total assets ratio to decline to 16.40%. As of September 30, 2012 the estimated decrease in NPV in the event of a 200 basis point increase in rates was estimated to decline by $296 million and the NPV to total assets ratio to decline to 15.00%.
The interest rate spread decreased to 2.65% at June 30, 2013 from 2.80% at September 30, 2012. The spread decreased due to a decline in the average rate on loans and investment securities. As of June 30, 2013, the weighted average rate on customer deposit accounts and borrowings decreased by 16 basis points compared to September 30, 2012, while the weighted average rates on earning assets decreased by 31 basis points over the same period.
As of June 30, 2013, the Company had increased total assets by $539,539,000 from $12,472,944,000 at September 30, 2012. For the quarter ended June 30, 2013, compared to September 30, 2012, loans (both non-covered and covered) decreased $39,490,000, or .51%. To help offset the reduced income from loans, investment securities increased $674,731,000, or 22.69%. Cash and cash equivalents of $646,857,000 and stockholders’ equity of $1,922,892,000 provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s net worth at June 30, 2013 was $1,922,892,000, or 14.78% of total assets. This was an increase of $23,140,000 from September 30, 2012 when net worth was $1,899,752,000, or 15.23% of total assets. The Company’s net worth was impacted in the nine months ended June 30, 2013 by net income of $108,598,000, the payment of $26,650,000 in cash dividends, treasury stock purchases that totaled $87,037,000, as well as a decrease in other comprehensive income of $8,175,000.
Management believes this strong net worth position will help the Company manage its inherent risks and resultant profitability and provide the capital support needed for controlled growth in a regulated environment. To be categorized as well capitalized, Washington Federal must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Actual		Capital Adequacy Guidelines		Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(In thousands)
June 30, 2013
Total capital to risk-weighted assets	$1,700,116	26.59%	$511,521	8.00%	$639,401	10.00%
Tier I capital to risk-weighted assets	1,619,714	25.33%	NA	NA	383,641	6.00%
Core capital to adjusted tangible assets	1,619,714	12.70%	NA	NA	637,435	5.00%
Core capital to total assets	1,619,714	12.70%	382,461	3.00%	NA	NA
Tangible capital to tangible assets	1,619,714	12.70%	191,230	1.50%	NA	NA

September 30, 2012
Total capital to risk-weighted assets	1,653,760	27.29%	484,822	8.00%	606,028	10.00%
Tier I capital to risk-weighted assets	1,577,280	26.03%	N/A	N/A	363,617	6.00%
Core capital to adjusted tangible assets	1,577,280	12.92%	N/A	N/A	610,556	5.00%
Core capital to total assets	1,577,280	12.92%	366,334	3.00%	N/A	N/A
Tangible capital to tangible assets	1,577,280	12.92%	183,167	1.50%	N/A	N/A
CHANGES IN FINANCIAL CONDITION
Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $276,439,000, or 15.5%, during the nine months ended June 30, 2013, which included the purchase of $506,966,000 of available-for-sale securities. There were $43,198,000 of available-for-sale securities sold during the nine months ended June 30, 2013, resulting in no gain or loss. During the same period, there were $821,215,000 of held-to-maturity securities purchased and no sales of held-to-maturity securities. As of June 30, 2013, the Company had net unrealized gains on available-for-sale securities of $5,131,000, net of tax, which were recorded as part of stockholders’ equity. The Company increased its available-for-sale and held-to-maturity investment portfolios to help offset some of the lost interest income on maturing and prepaying loans and mortgage-backed securities.
Loans receivable: During the nine months ended June 30, 2013, the balance of loans receivable decreased slightly to $7,390,506,000 compared to $7,451,998,000 at September 30, 2012. This net decrease is a result of the acquisition of $361 million in loans from South Valley offset by declining balances consistent with management’s strategy to reduce the Company’s exposure to land and construction loans and not aggressively compete for 30 year fixed-rate loans at rates below 4%, due to the duration risk associated with such low mortgage rates. Additionally, during the nine month period, $72,762,000 of loans were transferred to REO. The following table shows the loan portfolio by category for the last three quarters.

Loan Portfolio by Category *	June 30, 2013		March 31, 2013		September 30, 2012
Non-Acquired loans	(In thousands)
Single-family residential	$5,253,604	67.6%	$5,374,977	68.6%	$5,778,922	73.5%
Construction - speculative	116,363	1.5	120,617	1.5	129,637	1.6
Construction - custom	237,952	3.1	217,036	2.8	211,690	2.7
Land - acquisition & development	85,248	1.1	93,496	1.2	124,677	1.6
Land - consumer lot loans	128,745	1.7	130,056	1.7	141,844	1.8
Multi-family	741,870	9.5	725,322	9.3	710,140	9.0
Commercial real estate	398,130	5.1	385,587	4.9	319,210	4.1
Commercial & industrial	239,469	3.1	190,598	2.4	162,823	2.1
HELOC	111,418	1.4	111,622	1.4	112,902	1.4
Consumer	51,515	0.7	53,956	0.7	63,374	0.8

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total non-acquired loans	7,364,314	94.8	7,403,267	94.5	7,755,219	98.6
Acquired loans
Single-family residential	15,354	0.2	15,428	0.2	—	—
Construction - speculative	—	—	177	—	—	—
Construction - custom	—	—	313	—	—	—
Land - acquisition & development	3,720	—	3,436	—	—	—
Land - consumer lot loans	3,615	0.1	3,819	0.1	—	—
Multi-family	7,383	0.1	7,714	0.2	—	—
Commercial real estate	162,724	2.1	177,101	2.1	—	—
Commercial & industrial	88,768	1.1	96,255	1.3	—	—
HELOC	11,466	0.1	13,094	0.2	—	—
Consumer	9,035	0.1	10,046	0.1	—	—
Total acquired loans	302,065	3.8	327,383	4.2	—	—
Credit-impaired acquired loans
Single-family residential	335	—	338	—	342	—
Construction - speculative	—	—	1,750	—	1,889	—
Land - acquisition & development	2,484	—	2,577	—	3,702	0.1
Multi-family	—	—	—	—	601	—
Commercial real estate	78,519	1.1	79,868	1.1	87,154	1.1
Commercial & industrial	8,606	0.1	2,091	—	3,292	—
HELOC	12,015	0.2	12,757	0.2	14,040	0.2
Consumer	79	—	81	—	97	—
Total credit-impaired acquired loans	102,038	1.4	99,462	1.3	111,117	1.4
Total loans
Single-family residential	5,269,293	67.8	5,390,743	68.8	5,779,264	73.5
Construction - speculative	116,363	1.5	122,544	1.5	131,526	1.6
Construction - custom	237,952	3.1	217,349	2.8	211,690	2.7
Land - acquisition & development	91,452	1.1	99,509	1.2	128,379	1.7
Land - consumer lot loans	132,360	1.8	133,875	1.8	141,844	1.8
Multi-family	749,253	9.6	733,036	9.5	710,741	9.0
Commercial real estate	639,373	8.3	642,556	8.1	406,364	5.2
Commercial & industrial	336,843	4.3	288,944	3.7	166,115	2.1
HELOC	134,899	1.7	137,473	1.8	126,942	1.6
Consumer	60,629	0.8	64,083	0.8	63,471	0.8
Total loans	7,768,417	100%	7,830,112	100%	7,866,336	100%
Less:
Allowance for probable losses	118,104		122,884		133,147
Loans in process	189,677		189,336		213,286
Discount on acquired loans	37,568		40,346		33,484
Deferred net origination fees	32,562		33,330		34,421
	377,911		385,896		414,338
	$7,390,506		$7,444,216		$7,451,998
 ____________________
* Excludes covered loans

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Covered loans: As of June 30, 2013, covered loans increased 7.6%, or $2,002,000 to $310,378,000, compared to September 30, 2012, due to acquisition of FDIC covered loans as part of the South Valley acquisition described in Note B.
Non-performing assets: Non-performing assets, which excludes discounted acquired assets, decreased during the quarter ended June 30, 2013 to $233,403,000 from $272,905,000 at September 30, 2012, a 14.5% decrease. The continued elevated level of NPAs is a result of the significant decline in housing values in the western United States and the national recession which began in 2007. Non-performing assets as a percentage of total assets was 1.79% at June 30, 2013 compared to 2.19% at September 30, 2012. This level of NPAs remains significantly higher than the 0.96% average in the Company’s 28+ year history as a public company.
The following table sets forth information regarding restructured and non-accrual loans and REO held by the Company at the dates indicated.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	June 30, 2013		September 30, 2012
	(In thousands)
Restructured loans:
Single-family residential	$362,753	87.4%	$361,640	83.4%
Construction - speculative	11,136	2.7	15,907	3.7
Construction - custom	1,196	0.3	1,196	0.3
Land - acquisition & development	7,367	1.8	14,985	3.5
Land - consumer lot loans	13,241	3.2	13,782	3.2
Multi - family	8,480	2.0	17,507	4.0
Commercial real estate	9,684	2.3	7,377	1.7
Commercial & industrial	—	—	—	—
HELOC	1,089	0.3	884	0.2
Consumer	11	—	—	—
Total restructured loans (1)	414,957	100%	433,278	100%

Non-accrual loans:
Single-family residential	104,252	70.1%	131,193	75.7%
Construction - speculative	3,776	2.5	10,634	6.1
Construction - custom	—	—	539	0.3
Land - acquisition & development	9,586	6.4	13,477	7.8
Land - consumer lot loans	3,712	2.5	5,149	3.0
Multi-family	6,653	4.5	4,185	2.4
Commercial real estate	14,348	9.7	7,653	4.4
Commercial & industrial	5,072	3.4	16	—
HELOC	871	0.6	198	0.1
Consumer	385	0.3	383	0.2
Total non-accrual loans (2)	148,655	100%	173,427	100%
Total REO (3)	73,084		80,800
Total REHI (3)	11,664		18,678
Total non-performing assets	$233,403		$272,905
Total non-performing assets and performing restructured loans as a percentage of total assets	4.80%		5.42%
(1) Restructured loans were as follows:
Performing	$391,754	94.4%	$403,238	93.1%
Non-accrual *	23,203	5.6	30,040	6.9
	$414,957	100%	$433,278	100%

*	Included in "Total non-accrual loans" above

(2)
The Company recognized interest income on nonaccrual loans of approximately $2,215,000 in the nine months ended June 30, 2013. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $6,201,000 for the nine months ended June 30, 2013.

In addition to the nonaccrual loans reflected in the above table, at June 30, 2013, the Company had $120,733,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company’s ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 5.73% at June 30, 2013.

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

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Company about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 87.4% of restructured loans as of June 30, 2013. The concession for these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period.
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

	June 30, 2013			September 30, 2012
	Amount	Loans to Total Loans (1)	Coverage Ratio (2)	Amount	Loans to Total Loans (1)	Coverage Ratio (2)
	(In thousands)			(In thousands)
Single-family residential	$67,386	71.3%	1.3%	$81,815	74.5%	1.4%
Construction - speculative	7,733	1.6	6.6	12,060	1.7	9.3
Construction - custom	279	3.2	0.1	347	2.7	0.2
Land - acquisition & development	11,384	1.2	13.4	15,598	1.6	12.5
Land - consumer lot loans	3,975	1.7	3.1	4,937	1.8	3.5
Multi-family	3,358	10.1	0.5	5,280	9.2	0.7
Commercial real estate	5,291	5.4	1.3	1,956	4.1	0.6
Commercial & industrial	13,854	3.3	5.8	7,626	2.1	4.7
HELOC	994	1.5	0.9	965	1.5	0.9
Consumer	3,850	0.7	7.5	2,563	0.8	4.0
	$118,104	100%		$133,147	100%
 __________________

(1)	Represents the total amount of the loan category as a % of total gross non-acquired and non-covered loans outstanding.

(2)	Represents the allocated allowance of the loan category as a % of total gross non-acquired and non-covered loans outstanding for the same loan category.
Customer accounts: Customer accounts increased $486,879,000, or 5.68%, to $9,063,497,000 at June 30, 2013 compared with $8,576,618,000 at September 30, 2012. The following table shows the composition of the Company’s customer accounts as of the dates shown:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deposits by Type

	June 30, 2013			September 30, 2012
	(In thousands)
			Wtd. Avg. Rate			Wtd. Avg. Rate
Non-interest checking	$423,828	4.7%	—%	$272,242	3.2%	—%
Interest checking	790,807	8.7	0.13%	622,397	7.3	0.14%
Savings (passbook/stmt)	392,182	4.3	0.15%	314,634	3.7	0.20%
Money Market	1,841,765	20.3	0.22%	1,737,180	20.2	0.26%
CD’s	5,614,915	62.0	1.07%	5,630,165	65.6	1.27%
Total	$9,063,497	100%	0.73%	$8,576,618	100%	0.90%
FHLB advances and other borrowings: Total borrowings increased $50,000,000 to $1,930,000,000 as of June 30, 2013 compared to $1,880,000,000 as of September 30, 2012. The Company has a credit line with the FHLB Seattle equal to 50% of total assets, providing a substantial source of liquidity if needed. FHLB advances are collateralized as provided for in the Advances, Pledge and Security Agreement by all FHLB stock owned by the Company, deposits with the FHLB and certain mortgages or deeds of trust securing such properties as provided in the agreements with the FHLB.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Net Income: The quarter ended June 30, 2013, produced net income of $37,338,000 compared to $35,163,000 for the same quarter one year ago. For the nine months ended June 30, 2013, net income totaled $108,598,000 compared to $102,651,000 for the same period one year ago. Net income for the quarter and nine months ended June 30, 2013 benefited from overall lower credit costs, which included the provision for loan losses, and gains/losses on sales of REO. The provision for loan losses amounted to $0 and $3,600,000 for the quarter and nine months ended June 30, 2013, respectively, as compared to $10,367,000 and $39,576,000 for the quarter and nine month period one year ago. See related discussion in “Provision for Loan Losses” section below for reasons for the decrease in the provision for loan losses. The benefit of the reduction in the provision for loan losses was offset by a reduction in net interest income, which was driven by net loan run-off. In addition, gains/losses recognized on real estate acquired through foreclosure was a net gain of $176,000 and a net loss of $7,145,000 for the quarter and nine months ended June 30, 2013, respectively, as compared to a net gain of $1,146,000 and a net loss $11,005,000 for the quarter and nine month periods one year ago, respectively.
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
Rate / Volume Analysis:

	Comparison of Quarters Ended 6/30/13 and 6/30/12			Comparison of Nine months Ended 6/30/13 and 6/30/12
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income:
Loans and covered loans	$(2,868)	$(2,315)	$(5,183)	$(10,658)	$(16,054)	$(26,712)
Mortgaged-backed securities	(4,942)	(8,208)	(13,150)	(16,785)	(28,969)	(45,754)
Investments (1)	623	502	1,125	2,156	408	2,564
All interest-earning assets	(7,187)	(10,021)	(17,208)	(25,287)	(44,615)	(69,902)
Interest expense:
Customer accounts	527	(5,045)	(4,518)	1,709	(16,726)	(15,017)
FHLB advances and other borrowings	(7,581)	(3,290)	(10,871)	(24,099)	(9,107)	(33,206)
All interest-bearing liabilities	(7,054)	(8,335)	(15,389)	(22,390)	(25,833)	(48,223)
Change in net interest income	$(133)	$(1,686)	$(1,819)	$(2,897)	$(18,782)	$(21,679)
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB stock
Provision for Loan Losses: The Company recorded a $0 provision for loan losses during the quarter ended June 30, 2013, while a $10,367,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $233,403,000, or 1.79% , of total assets at June 30, 2013, compared to $278,490,000, or 2.07%, of total assets one year ago. Non-accrual loans decreased from $171,033,000 at June 30, 2012, to $148,655,000 at June 30, 2013, a 13.1% decrease. The Company had net charge-offs of $4,780,000 for the quarter ended June 30, 2013, compared with $16,235,000 of net charge-offs for the same quarter one year ago. The decrease in the provision for loan losses is in response to four primary factors: first, the amount of NPA's improved year-over-year; second, non-accrual loans as a percentage of net loans decreased from 2.25% at June 30, 2012, to 2.01% at June 30, 2013; third, the percentage of loans 30 days or more delinquent decreased from from 2.69% at June 30, 2012, to 2.27% at June 30,

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

2013; and finally, the Company's exposure in the land A&D and speculative construction portfolios, the source of the majority of losses during this credit cycle, has decreased from a combined 3.4% of the gross loan portfolio at June 30, 2012, to 2.7% at June 30, 2013. Management believes the allowance for loan losses, totaling $118,104,000, or 1.52% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio.
See Note F for further discussion and analysis of the allowance for loan losses for the quarter ended June 30, 2013.
Other Income: The quarter ended June 30, 2013 produced total other income of $5,059,000 compared to $3,590,000 for the same quarter one year ago, an increase of $1,469,000, due primarily to increased transaction fee income related to deposit accounts acquired as part of the acquisition of South Valley Bank as of 10/31/12.
Other Expense: The quarter ended June 30, 2013, produced total other expense of $41,610,000 compared to $35,963,000 for the same quarter one year ago, a 15.7% increase. The increase in total other expense over the same comparable period one year ago was primarily due to the increase of $5,301,000 in compensation and benefits, which, for the quarter ended June 30, 2013 included the addition of the employees from the South Valley acquisition as of October 31, 2012. Also impacted by this acquisition were the increases in occupancy expense and other expense of $578,000 and $937,000 respectively, for the quarter ended June 30, 2013 as compared to the prior year. Total other expense for the quarters ended June 30, 2013 and 2012 equaled 1.28% and 1.06%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 1,423 and 1,237 at June 30, 2013 and 2012, respectively. FDIC insurance expense decreased to $2,831,000 for the three months ended June 30, 2013 as compared to $4,000,000 for the same quarter one year ago. The FDIC instituted a new assessment basis in the fourth quarter of fiscal 2011, which resulted in an overall lower insurance expense for the Company.
Taxes: Income taxes increased to $21,003,000 for the quarter ended June 30, 2013, as compared to $19,778,000 for the same period one year ago. The effective tax rate for the quarters ended June 30, 2013 and 2012, was 36.00%. The Company expects an effective tax rate of 36.00% going forward.

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

Item 4.        Controls and Procedures

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2013 to April 30, 2013	833,440	$16.49	833,440	2,159,794
May 1, 2013 to May 31, 2013	485,900	17.16	485,900	1,673,894
June 1, 2013 to June 30, 2013	680,660	17.23	680,660	993,234
Total	2,000,000	$16.91	2,000,000	993,234
 ___________________

(1)
The Company's only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 31,956,264 shares have been authorized for repurchase.

Item 3.        Defaults Upon Senior Securities
Not applicable

Item 4.        Mine Safety Disclosures
Not applicable

Item 5.        Other Information
Not applicable

Item 6.        Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer

	31.2	Section 302 Certification by the Chief Financial Officer

	32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

	101	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2013	/S/ ROY M. WHITEHEAD
ROY M. WHITEHEAD Chairman, President and Chief Executive Officer

August 8, 2013	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL Executive Vice President and Chief Financial Officer