Form 10-K
period 2013-09-30
WASHINGTON FEDERAL INC
filed 2013-11-26
CIK 936528

United States
Securities and Exchange Commission
Washington, D.C. 20549
____________________________________
 FORM 10-K
____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013.
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
Title of each Class                    Name of each exchange on which registered
Common Stock, $1.00 par value per share                 NASDAQ Stock Market
Securities registered pursuant to section 12(g) of the Act:
None
____________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock ("Common Stock") held on March 31, 2013, by non-affiliates was $1,819,289,605 based on the NASDAQ Stock Market closing price of $17.50 per share on that date. This is based on 103,959,406 shares of Common Stock that were issued and outstanding on this date, which excludes 1,052,220 shares held by all directors and executive officers of the Registrant.

At November 26, 2013, there were 101,784,671 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:
(1) Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2013, are incorporated into Part II, Items 5-8 and Part III, Item 12 of this Form 10-K.
(2) Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 15, 2014 are incorporated into Part III, Items 10-14 of this Form 10-K.

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

General
Washington Federal, Inc., formed in November 1994, is a Washington corporation headquartered in Seattle, Washington. The Company is a bank holding company that conducts its operations through a federally-insured national bank subsidiary, Washington Federal, National Association (“Bank”). As used throughout this document, the terms “Washington Federal” or the “Company” refer to Washington Federal, Inc. and its consolidated subsidiaries and the term "Bank" refers to the operating subsidiary Washington Federal, National Association.
The Bank is a national bank that began operations in Washington as a state-chartered mutual company in 1917. In 1935, the Company converted to a federal charter and became a member of the Federal Home Loan Bank (“FHLB”) system. On November 9, 1982, Washington Federal converted from a federal mutual to a federal capital stock savings association. On July 17, 2013, the Bank converted from a federal savings association to a national bank charter with the Office of the Comptroller of the Currency (the "OCC") and is now a national bank; at the same time, Washington Federal, which had previously been a savings and loan holding company, became a bank holding company under the Bank Holding Company Act (the "BHCA").
The Company's fiscal year end is September 30th. All references to 2013, 2012 and 2011 represent balances as of September 30, 2013, September 30, 2012 and September 30, 2011, respectively, or activity for the fiscal years then ended.
The business of the Bank consists primarily of attracting deposits from the general public and investing these funds in loans of various types, including first lien mortgages on single-family dwellings, construction loans, land acquisition and development loans, loans on multi-family and other income producing properties, home equity loans and business loans. It also invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations. Washington Federal has 182 branches located in Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. Through its subsidiaries, the Company is also engaged in real estate investment and insurance brokerage activities.

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
The Company's growth has been generated both internally and as a result of 17 acquisitions. Six of those acquisitions involved government assistance in some form.

South Valley Bancorp, Inc. Effective November 1, 2012, the Bank acquired South Valley Bancorp, Inc. (“South Valley”) and South Valley's wholly owned subsidiary, South Valley Bank & Trust, was merged into the Bank. The acquisition provided $361 million of net loans, $108 million of loans covered by an FDIC loss-sharing agreement, $736 million of deposit accounts, including $533 million in transaction deposit accounts and 24 branch locations in Central and Southern Oregon. Total consideration paid at closing was $44 million, including $34 million of Washington Federal common stock and $10 million of cash resulting from the collection of certain earn-out assets. The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period November 1, 2012 to September 30, 2013.

Western National Bank. Effective December 16, 2011, the Bank acquired certain assets and liabilities, including most of the loans and deposits, of Western National Bank, headquartered in Phoenix, Arizona (“WNB”) from the Federal Deposit Insurance Corporation (“FDIC”) in an FDIC assisted transaction. Under the terms of the Purchase and Assumption Agreement, the Bank and the FDIC agreed to a discount of $53 million on net assets and no loss sharing provision or premium on deposits. WNB operated three full-service offices in Arizona. The Bank acquired certain assets with a book value of $177 million, including $143 million in loans and $7 million in foreclosed real estate, and selected liabilities with a book value of $153 million, including $136 million in deposits. Pursuant to the purchase and assumption agreement with the FDIC, the Company received a cash payment from the FDIC for $30 million. The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period December 16, 2011 to September 30, 2013.

Charter Bank. Effective October 14, 2011, the Bank acquired six branch locations, four in Albuquerque, New Mexico, and two in Santa Fe, New Mexico, from Charter Bank. The acquisition provided $255 million of deposits were acquired for a premium of $1.1 million. The operating results of the Company include the operating results produced by the assumed liabilities for the period October 14, 2011 to September 30, 2013.

Bank of America, NA. Effective July 18, 2013, the Bank entered into a series of related Purchase and Assumption Agreements for the acquisition of deposits totaling approximately $1.5 billion, loans totaling approximately $11 million, and related assets, from Bank of America, National Association, for an aggregate purchase price of 2.6% of the average daily closing deposits, which was estimated to be $39 million. These acquisitions represent a total of 51 branches located in Eastern Washington, Idaho, Oregon and New Mexico. The transaction is expected to close in two parts. The New Mexico branches converted on November 2, 2013 and the Company anticipates the remaining branches will convert on December 6, 2013.

The Bank is subject to extensive regulation, supervision and examination by the OCC, its primary federal regulator, the Bureau of Consumer Financial Protection ("CFPB") and the FDIC, which insures its deposits up to applicable limits. Washington Federal, as a bank holding company, is subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve System (" Federal Reserve"). The CFPB has broad authority to regulate providers of credit, payment and other consumer financial products and services and to bring actions to enforce federal consumer protection legislation as necessary.

The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OCC, the FDIC, the Federal Reserve, the CFPB or the U.S. Congress, could have a significant impact on the Company and its operations. See “Regulation” section below.

	Average Statements of Financial Condition
	Year Ended September 30,
	2011			2012			2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)
Assets
Loans (1)	$8,622,994	$522,230	6.06%	$8,019,317	$484,833	6.05%	$7,818,781	$454,915	5.82%
Mortgage-backed securities	2,587,369	108,207	4.18	3,169,620	96,142	3.03	2,582,247	48,520	1.88
Investment securities (2)	1,084,716	14,190	1.31	1,157,346	9,293.80		1,446,493	12,492.86
FHLB & FRB stock	151,751	8.01		151,957	3	—	155,773	364.23
Total interest-earning assets	12,446,830	644,635	5.18%	12,498,240	590,271	4.72%	12,003,294	516,291	4.30%
Other assets	975,714			881,776			945,137
Total assets	$13,422,544			$13,380,016			$12,948,431
Liabilities and Stockholders’ Equity
Checking accounts	$735,399	1,908.26%		$874,510	857.10%		$1,244,149	936.08%
Passbook and statement accounts	242,037	682.28		286,946	574.20		377,581	566.15
Insured money market accounts	1,647,363	7,148.43		1,701,721	4,610.27		1,881,942	4,280.23
Certificate accounts (time deposits)	6,143,456	105,845	1.72	5,845,670	80,771	1.38	5,479,541	62,010	1.13
Repurchase agreements with customers	35,211	252.72		32,677	127.39		37,913	111.29
FHLB advances	1,883,135	81,994	4.35	1,949,020	80,617	4.14	1,905,403	68,256	3.58
Securities sold under agreements to repurchase	800,000	29,867	3.73	692,473	25,693	3.71	—	—	—
Total interest-bearing liabilities	11,486,601	227,696	1.98%	11,383,017	193,249	1.70%	10,926,529	136,159	1.25%
Other liabilities	81,600			85,669			99,746
Total liabilities	11,568,201			11,468,686			11,026,275
Stockholders’ equity	1,854,343			1,911,330			1,922,156
Total liabilities and stockholders’ equity	$13,422,544			$13,380,016			$12,948,431
Net interest income/Interest rate spread		$416,939	3.20%		$397,022	3.02%		$380,132	3.05%
Net interest margin (3)			3.35%			3.18%			3.17%
   ___________________

(1)
The average balance of loans includes nonaccruing loans and covered loans, interest on which is recognized on a cash basis. It also includes net accretion of deferred loan fees and costs of $11.6 million, $16.0 million and $26.4 million for years 2011, 2012 and 2013, respectively.

(2)	Includes cash equivalents and repurchase agreements.

(3)	Net interest income divided by average interest-earning assets.

Lending Activities
General. The Company's net portfolio of loans totaled $7.5 billion at September 30, 2013, representing approximately 58% of its total assets. Washington Federal's lending activity is concentrated in the origination of loans secured by real estate, including long-term fixed-rate and adjustable-rate mortgage loans, adjustable-rate construction loans, adjustable-rate land development loans, fixed-rate and adjustable rate multi-family loans and fixed-rate and adjustable rate business loans.

The following table sets forth the composition of the Company’s gross loan portfolio, by loan type, as of September 30 for the years indicated.

	2009		2010		2011		2012		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
					(In thousands)
Loans (excluding covered loans):
Single-family residential	$6,785,723	72.3%	$6,551,837	74.8%	$6,218,878	74.9%	$5,779,264	73.5%	$5,373,950	67.2%
Construction – speculative	267,430	2.8	169,712	1.9	140,459	1.7	131,526	1.7	130,778	1.6
Construction – custom	258,839	2.8	256,384	2.9	279,851	3.4	211,690	2.7	302,722	3.8
Land – acquisition and development	519,130	5.5	307,230	3.5	200,692	2.4	128,379	1.6	81,660	1.0
Land – consumer lot loans	195,812	2.1	186,840	2.1	163,146	2.0	141,844	1.8	124,984	1.6
Multi-family	705,212	7.5	697,351	7.9	700,673	8.4	710,741	9.0	835,598	10.5
Commercial real estate	294,109	3.1	315,915	3.6	303,442	3.7	406,364	5.2	625,293	7.7
Commercial & industrial	119,019	1.3	83,070	0.9	109,332	1.3	166,115	2.1	326,450	4.2
HELOC	122,184	1.3	116,143	1.3	115,092	1.4	126,942	1.6	133,631	1.7
Consumer	120,081	1.3	92,624	1.1	67,509	0.8	63,471	0.8	55,479	0.7
GROSS LOANS	$9,387,539	100.0%	$8,777,106	100.0%	$8,299,074	100.0%	$7,866,336	100.0%	$7,990,545	100.0%
Less LIP, Allowance and net def. costs & fees	(404,109)		(353,403)		(363,197)		(414,338)		(462,515)
NET LOANS	$8,983,430		$8,423,703		$7,935,877		$7,451,998		$7,528,030

The following table sets forth the composition of the Company’s covered loan portfolio, by loan type, as of September 30, for the years indicated.

	2011		2012		2013
	Amount	%	Amount	%	Amount	%
			(In thousands)
Loans:
Single-family residential	$55,449	11.3%	$43,375	11.6%	$56,888	15.7%
Construction – speculative	9,321	2.2	4,609	1.2	440	0.1
Construction – custom	2,799	0.6	1,196	0.3	1,197	0.3
Land – acquisition and development	47,217	9.5	34,177	9.2	22,763	6.3
Land – consumer lot loans	1,153	0.2	995	0.3	741	0.2
Multi-family	44,239	8.9	32,343	8.7	25,785	7.1
Commercial real estate	250,063	50.2	205,376	55.0	210,604	58.2
Commercial & industrial	58,874	11.9	31,527	8.4	24,365	6.7
HELOC	23,559	4.7	18,280	4.9	18,619	5.2
Consumer	2,684	0.5	1,577	0.4	846	0.2
Total covered loans	$495,358	100.0%	$373,455	100.0%	$362,248	100.0%
Allowance for losses	(3,766)		—		—
	$491,592		$373,455		$362,248
Discount	(109,409)		(85,079)		(66,301)
Covered loans, net	$382,183		$288,376		$295,947

The following table summarizes the scheduled contractual gross loan maturities for the Company’s total loan portfolio due for the periods indicated as of September 30, 2013. Amounts are presented prior to deduction of discounts, premiums, loans in process, deferred net loan origination fees and allowance for loan losses. Adjustable-rate loans are shown in the period in which loan principal payments are contractually due.

Contractual Maturities (excludes covered loans):

	Total	Less than 1 Year	1 to 5 Years	After 5 Years
	(In thousands)
Single-family residential	$5,373,950	$97,412	$116,810	$5,159,728
Construction – speculative	130,778	21,650	105,004	4,124
Construction – custom	302,722	241,940	51,640	9,142
Land – acquisition and development	81,660	28,577	51,781	1,302
Land – consumer lot loans	124,984	8,772	13,898	102,314
Multi-family	835,598	55,261	119,496	660,841
Commercial real estate	625,293	67,188	263,459	294,646
Commercial & industrial	326,450	109,769	136,946	79,735
HELOC	133,631	631	37,394	95,606
Consumer	55,479	26,684	20,408	8,387
	$7,990,545	$657,884	$916,836	$6,415,825
Loans maturing after one year:
Adjustable-rate	$1,732,843
Fixed-rate	5,599,818
Total	$7,332,661
The original contractual loan payment period for residential mortgage loans originated by the Company normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans have a weighted average life of four to ten years.
Lending Programs and Policies. The Company's principal lending activity is the origination of real estate mortgage loans to purchase or refinance single-family residences. The Company also originates a significant number of construction and land development loans, along with multi-family residential and commercial loans. At September 30, 2013, single-family residential loans totaled $5.4 billion, or 67.2% of the Company's gross loan portfolio; construction- speculative loans totaled $131 million, or 1.6% of the Company's gross loan portfolio; construction - custom loans totaled $303 million, or 3.8% of the Company's gross loan portfolio; land acquisition and development loans totaled $82 million, or 1.0% of the Company's gross loan portfolio; land - consumer lot loans totaled $125 million, or 1.6% of the Company's gross loan portfolio; multi-family loans totaled $836 million, or 10.5% of the Company's gross loan portfolio; commercial real estate loans totaled $625 million, or 7.8% of the Company's gross loan portfolio; commercial and industrial loans totaled $326 million, or 4.1% of the Company's gross loan portfolio; HELOC loans totaled $134 million, or 1.7% of the Company's gross loan portfolio and consumer loans totaled $55 million, or 0.7% of the Company's gross loan portfolio.
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

Depending on the size of the loan involved, a varying number of officers of the Company must approve the application before the loan can be granted. Federal guidelines limit the amount of a real estate loan made to a specified percentage of the value of the property securing the loan, as determined by an evaluation at the time the loan is originated. This is referred to as the loan-to-value ratio. Maximum loan-to-value ratios for each type of real estate loan are established by the Company's Board of Directors. When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, the Bank considers the additional risk inherent in these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total balance for loans with loan-to-value ratios exceeding 80% at origination as of September 30, 2013, was $394 million, with allocated reserves of $7.6 million.
Construction loans. The Company originates construction loans to finance construction of single-family and multi-family residences as well as commercial properties. These loans to builders are generally indexed to the "prime rate" and normally have maturities of two years or less. Loans made to individuals for construction of their home generally are 30 year fixed rate loans. The Company's policies provide that for residential construction loans, loans may be made for 85% or less of the appraised value of the property upon completion. As a result of activity over the past four decades, the Company believes that builders of single-family residences in its primary market areas consider it to be a construction lender of choice. Because of this history, the Company has developed a staff with in-depth land development and construction experience and working relationships with selected builders based on their operating histories and financial stability.
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
Land loans. The Company's land development loans are of a short-term nature and are generally made for 75% or less of the appraised value of the unimproved property. Funds are disbursed periodically at various stages of completion as authorized by the Company's personnel. The interest rate on these loans generally adjusts daily in accordance with a designated index.
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

Commercial and industrial loans. The Company makes various types of business loans to customers in its market area for working capital, acquiring real estate, equipment or other business purposes, such as acquisitions. The terms of these loans generally range from less than one year to a maximum of ten years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to the libor rate, prime rate or another market rate.

Commercial loans are based upon the Company's assessment of the borrower's ability and willingness to repay along with an evaluation of secondary repayment sources such as the value and marketability of collateral. Most such loans are extended to closely held businesses and the personal guaranty of the principals is usually obtained. Commercial loans have a relatively high risk of default compared to residential real estate loans. Pricing of commercial loans is based on the credit risk of the borrower with consideration given to the overall relationship of the borrower, including deposits. The acquisition of business deposits is an important focus of this business line. The Bank provides a full line of treasury management products to support the depository needs of our clients.

Consumer loans. The Company obtained its portfolio of $55 million of consumer loans through acquisitions. Most of these loans are primarily home improvement loans made through third party originators that bear interest at rates of 10% and higher. Due to the nature of these loans the average charge-off rate has been 3-5% per year. After extensive review of this program, the Company decided in fiscal 2009 to cease origination of these consumer loans, as the risk profile did not match with the Company's long-term business plan. The Company will continue to service the portfolio until the balances are repaid.

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

The Company also purchases loans and mortgage-backed securities when lending rates and mortgage volume for new loan originations in its market area do not fulfill its needs. SFR loan originations, over the past few years were lower than historical levels due to the low interest rate environment and excessive government participation in the mortgage market. However, as can be seen in the table below, that trend has turned around in the current year. In addition during the last quarter of fiscal 2013, mortgage rates were above 4.00% and increased to a level that allowed the Company to be more aggressive in origination of mortgages.

The table below shows total loan origination, purchase and repayment activities on non-covered loans of the Company for the years indicated.

	2009	2010	2011	2012	2013
	(In thousands)
Loans originated (1, 3):
Single-family residential	$855,212	$583,429	$557,902	$539,222	$707,310
Construction – speculative	102,630	132,328	126,042	146,494	173,446
Construction – custom	262,952	276,057	289,113	210,308	304,156
Land – acquisition & development	45,425	31,179	14,957	21,323	22,590
Land – consumer lot loans	14,681	11,334	9,968	13,169	14,324
Multi-family	97,621	49,179	122,618	189,692	309,636
Commercial real estate	117,447	59,600	18,120	87,471	163,577
Commercial & industrial	243,240	272,102	134,940	143,849	225,809
HELOC	85,755	59,084	33,711	38,750	44,872
Consumer	15,497	3,241	219	—	315
Total loans originated	1,840,460	1,477,533	1,307,590	1,390,278	1,966,035
Loans purchased (2,3)	385,645	1,922	400	129,670	538,462
Loan principal repayments	(2,116,355)	(1,855,560)	(1,704,826)	(1,855,484)	(2,225,031)
Net change in loans in process, discounts, etc.	(627,940)	(183,622)	(90,990)	(148,343)	(203,434)
Net loan activity increase (decrease)	$(518,190)	$(559,727)	$(487,826)	$(483,879)	$76,032
Beginning balance	$9,501,620	$8,983,430	$8,423,703	$7,935,877	$7,451,998
Ending balance	$8,983,430	$8,423,703	$7,935,877	$7,451,998	$7,528,030
 ___________________

(1)	Includes undisbursed loan in process and does not include savings account loans, which were not material during the periods indicated.

(2)	Includes loans acquired through acquisitions and whole loan purchases.

(3)	Excludes covered loans.

The table below shows total loan purchases and repayment activities on covered loans of the Company for the years indicated. Prior to the acquisition of Horizon Bank in 2010, the Company had no covered loans. The Company acquired some additional covered loans through its acquisition of South Valley Bank in 2013.

	2011	2012	2013
	(In thousands)
Total loans originated	$—	$—	$—
Loans purchased	—	—	107,946
Loan principal repayments	(117,302)	(109,109)	(128,030)
Net change in loans in process, discounts, etc	(34,989)	15,302	27,655
Net loan activity	(152,291)	(93,807)	7,571
Beginning balance	534,474	382,183	288,376
Ending balance	$382,183	$288,376	$295,947

Interest Rates, Loan Fees and Service Charges. Interest rates charged by the Company on mortgage loans are primarily determined by the competitive loan rates offered in its lending areas and in the secondary market. Mortgage loan rates reflect factors such as general interest rates, the supply of money available to the industry and the demand for such loans. These factors are in turn affected by general economic conditions, the regulatory programs and policies of federal and state agencies, changes in tax laws and governmental budgetary programs and Federal Reserve monetary policy.
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
Non-performing Assets. When a borrower violates a condition of a loan, the Company attempts to cure the default by contacting the borrower. In most cases, defaults are cured promptly. If the default is not cured within an appropriate time frame, typically 90 days, the Company may institute appropriate action to collect the loan, such as making demand for payment or initiating foreclosure proceedings on the collateral. If foreclosure occurs, the collateral will typically be sold at public auction and may be purchased by the Company.
Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest or principal is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. The Company does not accrue interest on loans 90 days past due or more. See Note A to the Consolidated Financial Statements included in Item 8 hereof.
The Company will consider modifying the interest rate and terms of a loan if it determines that a modification is deemed to be the best option available for collection in full or to minimize the loss to the Company. Most loans restructured in troubled debt restructurings ("TDRs") are accruing and performing loans where the borrower has proactively approached the Company about a modification due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The modification of these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period. Principal forgiveness generally is not an available option for restructured loans. As of September 30, 2013 single-family residential loans comprised 86% of restructured loans. The Bank reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic market conditions.
Real estate acquired by foreclosure or deed-in-lieu thereof (“REO” or “Real Estate Owned”) is classified as real estate held for sale until it is sold or transferred to Real Estate Held for Investment(“REHI”). When property is acquired, it is recorded at the lower of carrying cost or fair market value less estimated selling costs at the date of acquisition, and any write-down resulting therefrom is charged to the allowance for loan losses. Interest accrual ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expensed as incurred. Costs incurred for the improvement or development of such property are capitalized. See Note A to the Consolidated Financial Statements included in Item 8 hereof.

The following table sets forth information regarding restructured and non-accrual loans and REO held by the Company at the dates indicated.

	2009	2010	2011	2012	2013
	(In thousands)
Performing restructured loans	$117,234	$225,195	$320,018	$403,238	$391,415
Non-Performing restructured loans	19,660	47,727	57,478	30,040	24,281
Total restructured loans	136,894	272,922	377,496	433,278	415,696
Non-accrual loans:
Single-family residential	116,268	123,624	126,624	131,193	100,460
Construction – speculative	50,348	39,915	15,383	10,634	4,560
Construction – custom	—	—	635	539	—
Land – Acquisition & development	187,061	64,883	37,339	13,477	2,903
Land – consumer lot loans		—	8,843	5,149	3,337
Multi-family	4,368	4,931	7,664	4,185	6,573
Commercial real estate	2,733	10,831	11,380	7,653	11,736
Commercial & industrial	18,823	371	1,679	16	477
HELOC	—	—	481	198	263
Consumer	656	977	437	383	990
Total non-accrual loans (1)	380,257	245,532	210,465	173,427	131,299
Total REO (2)	120,105	160,754	129,175	80,800	72,925
Total REHI(3)	56,758	28,244	30,654	18,678	9,392
Total non-performing assets	$557,120	$434,530	$370,294	$272,905	$213,616
Total non-performing assets and performing restructured loans	$674,354	$659,725	$690,312	$676,143	$605,031
Total non-performing assets and restructured loans as a percent of total assets	5.36%	4.89%	5.14%	5.42%	4.62%
Total non-performing assets to total assets	4.43%	3.22%	2.76%	2.19%	1.63%
 ___________________

(1)
Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $7,626,000 in 2013. In addition to the nonaccrual loans reflected in the above table, at September 30, 2013, the Company had $109.9 million of loans that were less than 90 days delinquent but that were classified as substandard for one or more reasons. If these loans were deemed nonperforming, the Company's ratio of total nonperforming assets and restructured loans as a percent of total assets would have been 5.46% at September 30, 2013. For a discussion of the Company's policy for placing loans on nonaccrual status, see Note A to the Consolidated Financial Statements included in Item 8 hereof.

(2)	Total REO includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans. Excludes covered REO.

(3)	Total REHI includes real estate held for investment acquired in settlement of loans.

The following table analyzes the Company’s allowance for loan losses at the dates indicated.

	September 30,
	2009	2010	2011	2012	2013
	(In thousands)
Beginning balance	$85,058	$166,836	$163,094	$157,160	$133,147
Charge-offs:
Single-family residential	18,013	33,812	38,465	53,789	20,947
Construction – speculative	22,604	28,930	13,197	4,916	1,446
Construction – custom	289	359	237	—	481
Land – Acquisition & development	50,552	105,576	39,797	16,978	3,983
Land – consumer lot loans	1,822	359	4,196	2,670	1,363
Multi-family	1,028	2,010	1,950	1,393	1,043
Commercial real estate	—	651	1,593	814	747
Commercial & industrial loans	11,573	8,902	4,733	249	1,145
HELOC	151	118	939	232	163
Consumer	6,841	6,670	4,602	3,538	2,783
	112,873	187,387	109,709	84,579	34,101
Recoveries:
Single-family residential	117	104	3,072	8,164	9,416
Construction – speculative	8	523	2,143	711	501
Construction – custom	—	188	—	—	—
Land – Acquisition & development	16	844	2,271	1,341	4,105
Land – consumer lot loans	—	11	—	—	40
Multi-family	—	—	71	504	171
Commercial real estate	—	3	328	225	17
Commercial & industrial loans	948	923	1,925	2,366	95
HELOC	—	—	185	66	—
Consumer	562	1,140	1,429	1,480	2,000
	1,651	3,736	11,424	14,857	16,345
Net charge-offs	111,222	183,651	98,285	69,722	17,756
Provision for loan losses	193,000	179,909	92,351	45,709	1,350
Ending balance	$166,836	$163,094	$157,160	$133,147	$116,741
Ratio of net charge-offs to average loans outstanding	1.18%	1.99%	1.14%	.87%	.23%

The following table sets forth the allocation of the Company’s allowance for loan losses at the dates indicated.

	September 30,
	2009		2010		2011		2012		2013
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(In thousands)
Allowance allocation:
Single-family residential	$18,547	72.3%	$21,575	74.8%	$83,307	74.9%	$81,815	73.5%	$64,184	67.2%
Construction – speculative	21,841	2.8	26,346	1.9	13,828	1.7	12,060	1.7	8,407	1.6
Construction – custom	81	2.8	26,355	2.9	623	3.4	347	2.7	882	3.8
Land – acquisition & development	104,569	5.5	61,637	3.5	32,719	2.4	15,598	1.6	9,165	1.0
Land – consumer lot loans	1,298	2.1	4,793	2.1	5,520	2.0	4,937	1.8	3,552	1.6
Multi-family	1,878	7.5	5,050	7.9	7,623	8.4	5,280	9.0	3,816	10.5
Commercial real estate	1,344	3.1	3,165	3.6	4,331	3.7	1,956	5.2	5,595	7.8
Commercial & industrial	7,327	1.3	6,193.9		5,099	1.3	7,626	2.1	16,614	4.1
HELOC	377	1.3	586	1.3	1,139	1.4	965	1.6	1,002	1.7
Consumer	9,574	1.3	7,394	1.1	2,971.8		2,563.8		3,524.7
Unallocated	—		—		—		—		—
Total allowance for loan losses	$166,836		$163,094		$157,160		$133,147		$116,741
 ___________________

(1)	Represents the total amount of the loan category as a percentage of total loans outstanding.

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The amount of this allowance is based on ongoing, quarterly assessments of the probable and estimable losses inherent in the loan portfolio. The Company’s method for assessing the appropriateness of the allowance consists of two components, which include the general allowance and specific allowance. The general portion of the loan loss allowance is established by applying a loss percentage factor to the different loan types. Residential real estate loans are not individually analyzed for impairment and loss exposure because of the significant number of loans, their relatively small balances and their historically low level of losses. The loss percentage factor is made up of two parts - the historical loss factor (“HLF”) and the qualitative loss factor (“QLF”). The HLF takes into account historical charge-offs by loan type. The Company uses an average of historical loss rates for each loan category multiplied by a loss emergence period. The QLF are based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, collateral values, geographic concentrations, seasoning of the loan portfolio, specific industry conditions, and the duration of the current business cycle. These factors are considered by loan type. Specific allowances are established in cases where management has identified conditions or circumstances related to a loan that management believes indicate the probability that a loss has been incurred.
As part of the process for determining the adequacy of the allowance for loan losses, management reviews the loan portfolio for specific weaknesses and considers the above mentioned factors. The recovery of the carrying value of loans is susceptible to future market conditions beyond the Company’s control, which may result in losses or recoveries differing from those provided. In those cases, a portion of the allowance is then allocated to reflect the estimated loss exposure.

Investment Activities
As a national association, the Bank is obligated to maintain adequate liquidity and does so by holding cash and cash equivalents and by investing in securities. These investments may include, among other things, certain certificates of deposit, repurchase agreements, bankers’ acceptances, loans to financial institutions whose deposits are federally-insured, federal funds, United States government and agency obligations and mortgage-backed securities.
The following table sets forth the composition of the Company’s investment portfolio at the dates indicated.

	September 30,
	2011		2012		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. government and agency obligations	$184,815	$189,993	$178,799	$183,019	$534,792	$533,975
Mutual Fund Investments	500	534	500	541	100,500	101,237
Corporate Bonds	30,000	29,959	399,259	403,325	449,750	452,015
State and political subdivisions	22,411	25,591	21,237	25,646	20,422	22,545
Agency mortgage-backed securities	2,928,820	3,059,683	2,352,360	2,386,397	2,900,066	2,834,025
	$3,166,546	$3,305,760	$2,952,155	$2,998,928	$4,005,530	$3,943,797
The investment portfolio at September 30, 2013 was categorized by maturity as follows:

	Amortized Cost	Wtd Avg Yield
	(In thousands)
Due in less than 1 year	$20,000	0.53%
Due after 1 year through 5 years	478,192	1.13
Due after 5 years through 10 years	242,279	1.17
Due after 10 years	3,265,059	2.56
	$4,005,530	2.30%
Sources of Funds
General. Deposits are the primary source of the Company’s funds for use in lending and other general business purposes. In addition to deposits, Washington Federal derives funds from loan repayments, advances from the FHLB, other borrowings, and from investment repayments and sales. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced by general interest rates, money market conditions, the availability of FDIC insurance and the market perception of the Company’s financial stability.
Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds, such as deposit inflows at lower than projected levels. Borrowings may also be used on a longer-term basis to support expanded activities and to manage interest rate risk.
Deposits. The Company relies on a mix of deposit types, including business and personal checking accounts, term certificates of deposit, and other savings deposit alternatives that have no fixed term, such as money market accounts and passbook savings accounts The Company offers several consumer checking account products, both interest bearing and non-interest bearing. Three business checking accounts are offered. Two are targeted to small businesses with relatively simple and straightforward banking needs. Larger, more complex business depositors are provided with an account that prices monthly based on the volume and type of activity.
Savings and money market accounts are offered to both businesses and consumers, with interest paid after certain threshold amounts are exceeded.
Certificates with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year but less than four years, the penalty is 180 days of interest. When the maturity is greater than four years, the penalty is 365 days interest. Early withdrawal penalties during 2011, 2012 and 2013 amounted to approximately $781,000, $607,000 and $548,000, respectively.

The Company’s deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. The Company does not advertise for deposits outside of these states.

The following table sets forth certain information relating to the Company’s deposits at the dates indicated.

	September 30,
	2011		2012		2013
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)
Balance by interest rate:
Checking accounts	$779,053.09%		$894,639.10%		$1,247,885.08%
Passbook and statement accounts	255,396.20			314,634.20		404,937.15
Money market accounts	1,627,739.26			1,737,180.26		1,888,020.23
	2,662,188			2,946,453		3,540,842
Fixed-rate certificates:
Under 2.00%	4,170,232			4,308,341		4,716,427
2.00% to 2.99%	1,229,918			841,520		631,256
3.00% to 3.99%	418,720			381,324		175,549
4.00% to 4.99%	174,854			98,119		25,335
5.00% to 5.99%	9,991			861		862
	6,003,715			5,630,165		5,549,429
	$8,665,903			$8,576,618		$9,090,271
The following table sets forth, by various interest rate categories, the amount of certificates of deposit of the Company at September 30, 2013, which mature during the periods indicated.

	Maturing in
	1 to 3 Months	4 to 6 Months	7 to 12 Months	13 to 24 Months	25 to 36 Months	37 to 60 Months	Total
	(In thousands)
Fixed-rate certificates:
Under 2.00%	$1,074,847	$1,264,893	$1,161,412	$608,410	$225,556	$381,309	$4,716,427
2.00% to 2.99%	19,432	2,242	13,133	86,527	181,158	328,764	631,256
3.00 to 3.99%	4,875	25,398	50,389	94,100	70	717	175,549
4.00 to 4.99%	25,270	—	—	—	65	—	25,335
5.00 to 5.99%	112	—	139	—	111	500	862
Total	$1,124,536	$1,292,533	$1,225,073	$789,037	$406,960	$711,290	$5,549,429

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
At September 30, 2013, the Company had $463.7 million of certificates of deposit in amounts of $250,000 or more outstanding, maturing as follows: $85.0 million within 3 months; $90.0 million over 3 months through 6 months; $102.5 million over 6 months through 12 months; and $186.1 million thereafter.

The following table sets forth the customer account and customer repurchase activities of the Company for the years indicated.

	September 30,
	2011	2012	2013
	(In thousands)
Deposits	$2,989,003	$2,660,961	$3,568,826
Acquired deposits	—	390,000	735,000
Withdrawals	(3,291,475)	(3,227,185)	(3,858,076)
Net increase (decrease) in deposits before interest credited	(302,472)	(176,224)	445,750
Interest credited	115,835	86,939	67,903
Net increase (decrease) in customer accounts	$(186,637)	$(89,285)	$513,653

Borrowings. The Company obtains advances from the FHLB upon the security of the FHLB capital stock it owns and certain of its loans, provided certain standards related to credit worthiness have been met. See “Regulation-Washington Federal-Federal Home Loan Bank System” below. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Company's credit worthiness. The FHLB is required to review its credit limitations and standards at least annually. FHLB advances have, from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand Washington Federal's lending program. The Company had $1.9 billion of FHLB advances outstanding at September 30, 2013.
The Company also uses reverse repurchase agreements as a form of borrowing. Under reverse repurchase agreements, the Company sells an investment security to a dealer for a period of time and agrees to buy back that security at the end of the period and pay the dealer a stated interest rate for the use of the dealer's funds. The amount of securities sold under such agreements depends on many factors, including the terms available for such transactions, the perceived ability to apply the proceeds to investments yielding a higher return, the demand for the securities and management's perception of trends in interest rates. The Company had no securities sold under such agreements at September 30, 2013. See Note H to the Consolidated Financial Statements included in Item 8 hereof for additional information.
The Company may need to borrow funds for short periods of time to meet day-to-day financing needs. In these instances, funds are borrowed from other financial institutions for periods generally ranging from one to seven days at the then current borrowing rate. At September 30, 2013, the Company had no such short-term borrowings.

The Company also offers two forms of repurchase agreements to its customers. One form has an interest rate that floats like that of a money market deposit account. The other form has a fixed rate and is offered in a minimum denomination of $100,000. Both forms are fully collateralized by securities. These obligations are not insured by FDIC and are classified as borrowings for regulatory purposes. The Company had $46.1 million of such agreements outstanding at September 30, 2013.

The following table presents certain information regarding borrowings of Washington Federal for the years indicated.

	September 30,
	2011	2012	2013
	(In thousands)
Federal funds and securities sold to dealers under agreements to repurchase:
Average balance outstanding	$800,000	$692,473	$—
Maximum amount outstanding at any month-end during the period	800,000	800,000	—
Weighted-average interest rate during the period (1)	3.73%	3.71%	—%

FHLB advances:
Average balance outstanding	$1,883,135	$1,949,019	$1,905,479
Maximum amount outstanding at any month-end during the period	1,962,616	1,961,895	1,930,000
Weighted-average interest rate during the period (1)	4.35%	4.14%	3.57%

Securities sold to customers under agreements to repurchase:
Average balance outstanding	$35,211	$32,697	$37,913
Maximum amount outstanding at any month-end during the period	44,078	37,977	46,128
Weighted-average interest rate during the period (1)	0.78%	0.39%	0.29%

Total average borrowings:	$2,718,396	$2,674,189	$1,943,392
Weighted-average interest rate on total average borrowings (1)	4.13%	3.98%	3.51%
 ___________________

(1)	Interest expense divided by average daily balances.

Other Ratios
The following table sets forth certain ratios related to the Company for the periods indicated.

	September 30,
	2011	2012	2013
Return on assets (1)	.83%	1.03%	1.17%
Return on equity (2)	5.99	7.23	7.88
Average equity to average assets	13.82	14.28	14.84
Dividend payout ratio (3)	23.00	24.81	24.83
___________________

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share divided by net income per share.

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

	September 30,
	2011 vs. 2010 Increase (Decrease) Due to			2012 vs. 2011 Increase (Decrease) Due to			2013 vs. 2012 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)			(In thousands)
Interest income:
Loan portfolio	$(36,101)	$(2,738)	$(38,839)	$(36,593)	$(804)	$(37,397)	$(11,925)	$(17,993)	$(29,918)
Mortgage-backed securities	25,601	(9,169)	16,432	21,346	(33,411)	(12,065)	(15,610)	(32,012)	(47,622)
Investments (1)	(142)	3,624	3,482	799	(5,701)	(4,902)	2,370	1,190	3,560
All interest-earning assets	(10,642)	(8,283)	(18,925)	(14,448)	(39,916)	(54,364)	(25,165)	(48,815)	(73,980)
Interest expense:
Customer accounts	2,684	(33,209)	(30,525)	(795)	(28,101)	(28,896)	2,673	(21,709)	(19,036)
FHLB advances and other borrowings	(8,315)	(2,565)	(10,880)	(1,741)	(3,810)	(5,551)	(26,997)	(11,057)	(38,054)
All interest-bearing liabilities	(5,631)	(35,774)	(41,405)	(2,536)	(31,911)	(34,447)	(24,324)	(32,766)	(57,090)
Change in net interest income	$(5,011)	$27,491	$22,480	$(11,912)	$(8,005)	$(19,917)	$(841)	$(16,049)	$(16,890)
___________________

(1)	Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle and FRB of San Francisco.

Interest Rate Risk
The primary source of income for the Company is net interest income, which is the difference between the interest income generated by our interest-earning assets and the interest expense incurred for our interest-bearing liabilities. The level of net interest income is a function of the average balances of our interest-earning assets and liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities. Typically, if the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in our earnings. During the past year, interest rates on our earning assets and our interest-bearing accounts have declined at a similar pace and the net interest margin was 3.17% compared to 3.18% in the prior year.
The Company manages interest rate risk that results from its significant holdings of fixed-rate single-family home loans, which are longer-term than the customer accounts that constitute the Company's primary liabilities. Accordingly, assets do not respond as quickly to changes in interest rates as liabilities. In the absence of action by management, net interest income can be expected to decline when interest rates rise and to expand when interest rates fall. The composition of the investment portfolio was 47% variable rate and 53% fixed rate as of September 30, 2013 to provide some protection against the potential for rising rates. In addition, the Company is producing more short term or variable rate loans and has increased less rate sensitive transaction accounts to 39% of the deposit portfolio from 34% at the prior year end.
The Company's balance sheet strategy, in conjunction with low operating costs, has allowed the Company to manage interest rate risk, within guidelines established by the Board of Directors, through all interest rate cycles. Although a significant change in market interest rates could adversely affect net interest income of the Company, the Company's interest rate risk approach has never resulted in the recording of a monthly operating loss.
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
2013
Net Interest Income (in millions)- left axis
Year End Spread - right axis

The following table shows the estimated repricing periods for earning assets and paying liabilities.

	Repricing Period
	Within One Year	After 1 year - before 6 Years	Thereafter	Total
	(In thousands)
As of September 30, 2013
Earning Assets (1)	$4,431,552	$4,324,084	$3,400,105	$12,155,741
Paying Liabilities	(6,114,594)	(3,178,455)	(1,727,703)	(11,020,752)
Excess (Liabilities) Assets	$(1,683,042)	$1,145,629	$1,672,402
Excess as % of Total Assets	(12.86)%
Policy limit for one year excess	(20.00)%
(1) Asset repricing period includes estimated prepayments based on historical activity

At September 30, 2013, the Company had approximately $1.7 billion more liabilities than assets subject to repricing in the next year, which amounted to a negative maturity gap of 12.86% of total assets, approximately the same gap as the prior year. The excess of liabilities relative to assets that will be repricing within the next year subjects the Company to decreasing net interest income should interest rates rise. However, if management were to take steps to change the size and/or mix of the balance sheet or slow the repricing of deposit rates upward, rising rates might not cause a decrease in net interest income.
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

	Potential Impact on Net Income
Basis Point Increase in Interest Rates	As of 09/30/13	As of 09/30/12
	(In thousands)
100	$(428)	$(2,140)
200	(6,244)	(7,431)
300	(14,623)	(18,387)
The analysis presented assumes zero balance sheet growth and constant percentage composition of assets and liabilities. Actual results will differ from the assumptions used in this model, as management monitors and adjusts both the size and the composition of the balance sheet in order to respond to changing interest rates. In a rising rate environment, it is likely that the Company will grow its balance sheet to offset margin compression that may occur. Improvement in the net income sensitivity during the year are the result of changing our loan and deposit mix toward shorter term and/or floating rate instruments.

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
These are expressed as a percentage of assets in the table below.
September 30, 2013

Change in Interest Rates	Estimated NPV Amount	Estimated (Decrease) in NPV Amount	NPV as % of Assets	Minimum NPV Policy Limit
(Basis Points)	(In thousands)	(In thousands)
300	$1,939,513	$(546,203)	16.14%	6.00%
200	2,171,981	(313,736)	17.42	7.00
100	2,368,470	(117,247)	18.37	8.00
No change	2,485,717	—	18.74	10.00

September 30, 2012

Change in Interest Rates	Estimated NPV Amount	Estimated (Decrease) in NPV Amount	NPV as % of Assets	Minimum NPV Policy Limit
(Basis Points)	(In thousands)	(In thousands)
300	$1,549,463	$(552,237)	13.35%	6.00%
200	1,805,061	(296,638)	15.00	7.00
100	2,008,610	(93,089)	16.16	8.00
No change	2,101,699	—	16.51	10.00

As of September 30, 2013 and 2012, the Company was in compliance with all of its interest rate risk policy guidelines as shown in the tables above.

Subsidiaries
Washington Federal is a bank holding company that conducts its primary business through its only directly-owned subsidiary, the Bank. The Bank has a national bank charter with the OCC. The Bank has four active wholly owned subsidiaries which are discussed further below.
WAFD Insurance Group, Inc. is incorporated under the laws of the state of Washington and is an insurance agency that offers a full line of individual and business insurance policies to customers of the Company, as well as to the general public.
Statewide Mortgage Services Company is incorporated under the laws of the state of Washington. It holds and markets real estate held for investment. As of September 30, 2013, Statewide Mortgage Services held $9,392,000 of real estate held for investment.
Washington Services, Inc. is incorporated under the laws of the state of Washington. It holds certain branch properties and equipment and also acts as a trustee under deeds of trust as to which the Bank is beneficiary. As of September 30, 2013, Washington Services, Inc. held $760,000 of property and equipment and $0 real estate held for investment.
First Mutual Sales Finance, Inc.is incorporated under the laws of the State of Delaware. It services consumer loans.
Employees
As of September 30, 2013, the Company had approximately 1,457 employees, including the full-time equivalent of 26 part-time employees and its service corporation employees. None of these employees are represented by a collective bargaining agreement, and the Company has enjoyed harmonious relations with its personnel.

Regulation

Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company and the Bank. The description of these laws and regulations, and descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and are qualified in their entirety by reference to applicable laws and regulations. Certain federal banking laws have been recently amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).

The Company
General. The Company is registered as a bank holding company and is subject to Federal Reserve regulation, examination, supervision and reporting requirements.
Restrictions on Activities and Acquisitions. Bank holding companies are subject to a variety of restrictions on the activities in which they can engage and acquisition they can make. Generally, the activities or acquisition of a bank holding company that is not a financial holding company are limited to those which constitute banking or managing or controlling banks or which are closely related to banking. In addition, without the prior approval of the Federal Reserve, bank holding companies are generally prohibited from acquiring more than 5% of the outstanding shares of any class of voting securities of a bank or bank holding company, taking any action that causes a bank to become a subsidiary of the bank holding company, acquiring all or substantially all of the assets of a bank, or merging with another bank holding company.
Control of Company or Bank. Under the Change in Bank Control Act, (the “CIBC Act”) individuals, corporations or other entities acquiring Company equity interests may, alone or together with other investors, be deemed to control a holding company or a bank. If an acquisition is deemed to constitute control of the holding company or bank and is not subject to approval under the BHCA or certain other statutes, such person or group will be required to file a notice under the CIBC Act. Generally, ownership of, or power to vote, more than 25% of any class of voting securities constitutes control. In the case of a bank or bank holding company the securities of which are registered with the SEC, ownership of or power to vote more than 10% of any class of voting securities creates a presumption of control.
Source of Strength. Under long-standing Federal Reserve policy, a bank holding company is expected to serve as a source of financial and management strength to its subsidiary bank. Under this policy, a bank holding company is expected to stand ready to provide adequate capital funds to its subsidiary bank during periods of financial adversity and to maintain financial flexibility and capital raising capacity to assist its subsidiary bank. The Dodd-Frank Act codified the source of strength doctrine by adopting a statutory provision requiring, among other things, that bank holding companies serve as a source of financial strength to their subsidiary banks.

Restrictions on Company Dividends. The Company’s ability to pay dividends to its shareholders is affected by several factors. Since the Company is a separate legal entity from the Bank and its subsidiaries and does not have significant operations of its own, the Company may not be able to pay dividends to its shareholders if the Bank is unable to pay dividends to the Company. The Bank’s ability to pay dividends is subject to various regulatory restrictions. See “Washington Federal, National Association, wholly owned subsidiary (Bank) - Restrictions on Dividends.” In addition, the Company’s ability to pay dividends is subject to rules and policies of the Federal Reserve. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends only out of income available over the past year and only if prospective earnings retention is consistent with the company’s expected future needs and financial condition. New capital rules adopted by the Federal Reserve which begin to go into effect in 2015 may limit the Company’s ability to pay dividends if the Company fails to meet certain requirements under the rules. See “Washington Federal, National Association, wholly owned subsidiary (Bank) - New Capital Rules.” Since the Company is a Washington state corporation, it is also subject to restrictions under Washington corporate law relating to dividends. Generally under Washington law, a corporation may not pay a dividend if, after giving effect to the dividend, the corporation would be unable to pay its liabilities as they become due in the ordinary course of business or the corporation’s total assets would be less than the sum of its total liabilities plus (with some exceptions) the amount that would be needed, if the corporation were to be dissolved at the time of the dividend payment, to satisfy the dissolution preferences of senior equity securities.

Washington Federal, National Association, wholly owned operating subsidiary (Bank)

General. The Bank is a federally-chartered national bank, and the deposits of the bank are federally insured and backed by the full faith and credit of the United States government. Accordingly, the Bank is subject to broad federal regulation and oversight by its primary regulator, the OCC, extending to all aspects of its operations. The Bank is a member of the FDIC and its deposits are insured up to applicable limits of the Depository Insurance Fund (“DIF”), which is administered by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

As a national bank, the Bank is required to be a member of the Federal Reserve. As a member, it is required to purchase and maintain stock in the Federal Reserve Bank of San Francisco (“FRBSF”) in an amount equal to 3.00% of the paid-up capital stock and surplus of the Bank and have available another 3.00% in reserves. At September 30, 2013, the Bank had $24.0 million in FRBSF stock, which was in compliance with this requirement.
Federal Institution Regulations. On July 17, 2013, the Bank completed its conversion from a federally chartered savings association to a national bank charter with the OCC. In addition, the Company became a bank holding company registered with the Federal Reserve. The OCC has extensive authority over the operations of national banks. As part of this authority, national banks are required to file periodic reports with the OCC and are subject to periodic examinations by the OCC. The investment and lending authority of the Bank is prescribed by federal laws and regulations, and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations. While the Bank has broad authority to engage in all types of lending activities, a variety of restrictions apply to certain other investments by the Bank.

Financial Modernization. On July 21, 2010 the Dodd-Frank Act of 2010 (the"Dodd-Frank Act") became effective. This law has broadly affected the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services industry, and will continue to significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and the Bank. Some of the changes that are significant to the Company and the Bank include:

The abolition on July 21, 2011, of the OTS, the historical federal financial institution regulator of the Company and the Bank. Supervision and regulation of the Company moved to the Federal Reserve and supervision and regulation of the Bank moved to the OCC.

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

The Bank was examined by the CFPB during 2012. On October 9, 2013, the CFPB entered a Consent Order against the Bank that required the Bank to pay a civil money penalty of $34,000, and to adopt an enhanced compliance program relating to reporting Home Mortgage Disclosure Act (HMDA) data.  The Order also required the Bank to file amended HMDA data for 2011, but the Bank had already completed that filing when the Order was entered.  The CFPB’s administrative action arose from the CFPB’s 2012 examination of the Bank. The Bank has adopted an enhanced HMDA compliance program, which is under review by the CFPB. The Bank believes it has complied with all material terms of the Order including continued monitoring of HMDA reporting.
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

Interstate Banking. Subject to certain limitations and restrictions, a bank holding company, with prior approval of the Federal Reserve, may acquire an out-of-state bank; banks in states that do not prohibit out-of-state mergers may merge with the approval of the appropriate federal banking agency, and a bank may establish a de novo branch out of state if such branching is permitted by the other state for state banks chartered by such other state.

Insurance of Deposit Accounts. Under the Dodd-Frank Act, the maximum amount of federal deposit insurance coverage has been permanently increased from $100,000 to $250,000 per depositor, per institution. Due to the significant number of bank failures and the current balance of the DIF, the Company anticipates continued elevated FDIC premiums going forward.
The Dodd-Frank Act also broadens the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act raises the minimum designated reserve ratio, which the FDIC is required to set each year for the DIF, to 1.35% and requires that the DIF meets that minimum ratio by September 30, 2020. It eliminates the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute. The deposit insurance assessments to be paid by the Bank could increase as a result.
All insured institutions are also required to pay quarterly assessments to the FDIC in order to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize a predecessor to the DIF. These assessments will continue until the FICO bonds mature, which will be between 2017 and 2019. The FICO assessment rate is subject to quarterly adjustment. The current rate is 0.0064% of average consolidated total assets minus tangible equity.

Transactions with Affiliates; Insider Loans. Under current federal law, all transactions between and among a national bank and its affiliates, including holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. Generally, these requirements limit extensions of credit and certain other such transactions by the bank to a percentage of the institution's capital and generally such transactions must be collateralized. Generally, all affiliate transactions must be on terms at least as favorable to the bank as transactions with non-affiliates. In addition, a bank may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The OCC is authorized to impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a national bank.
Extensions of credit by a national bank to executive officers, directors and principal shareholders are subject to Section 22(h) of the Federal Reserve Act, which, among other things, generally prohibits loans to any such individual where the aggregate amount exceeds an amount equal to 15% of an institution's unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral. Section 22(h) permits loans to directors, executive officers and principal stockholders made pursuant to a benefit or compensation program that is widely available to employees of a subject bank provided that no preference is given to any officer, director or principal stockholder, or related interest thereto, over any other employee. In addition, the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

Effective on July 21, 2012, the affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act were expanded to broaden the definition of affiliate and to apply these rules to securities lending, repurchase agreements and derivatives. These revisions also strengthened collateral requirements and limited Federal Reserve exemptive authority. Further, the definition of “extension of credit” for transactions with executive officers, directors and principal shareholders was expanded to include credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement or a securities lending or borrowing transaction. These provisions have not had a material effect on the Company or the Bank.
Restrictions on Dividends. OCC regulations govern dividends by a national bank. A national bank must file an application for approval of a dividend if:

•	the total dividends for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years;

•	the institution would not be at least adequately capitalized following the dividend;

•	the dividend would violate any applicable statute, regulation, agreement or OCC imposed condition; or

•	the dividend is paid in property other than cash or stock of the bank.

Other capital distributions, such as stock repurchases, generally require the approval of the OCC. New capital rules, which will begin to take effect in 2015, place certain restrictions on the payment of dividends and stock repurchases.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Seattle, which is one of 12 regional FHLBs that provide funding to their members for making home mortgage loans, as well as loans for affordable housing and community development. Each FHLB serves members within its assigned region and is funded primarily through proceeds derived from the sale of consolidated obligations of the FHLB system. Loans are made to members in accordance with the policies and procedures established by the Board of Directors of the FHLB. At September 30, 2013, the Company's advances from the FHLB amounted to $1.9 billion. The FHLB of Seattle is currently subject to a consent order with its regulator, the Federal Housing Finance Board, and is precluded by the consent order from paying dividends on or redeeming capital stock owned by its members. As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle. At September 30, 2013, the Company had $173.0 million in FHLB Seattle stock, which was in compliance with this requirement.
Community Reinvestment Act and Fair Lending Laws. National banks have a responsibility under the Community Reinvestment Act (CRA) and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the Fair Lending Laws) prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with the Fair Lending Laws could result in enforcement actions by the OCC, the CFPB, and other federal regulatory agencies and by the U.S. Department of Justice.
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
Regulatory Capital Requirements. Bank holding companies and federally insured banks are required to maintain minimum levels of regulatory capital. The Federal Reserve has established capital standards applicable to all bank holding companies, and the OCC has established capital standards applicable to all national banks. The FRB and the OCC are also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.
The capital regulations create three capital requirements: Tier 1 (or core) capital to adjusted total assets (the leverage ratio), Tier 1 capital to risk-weighted assets, and total capital to risk-weighted assets.
Tier 1 (or core) capital generally includes common stockholders' equity, non-cumulative perpetual preferred stock and related surplus and minority interests in consolidated subsidiaries, less intangibles (unless included under certain limited conditions, but in no event exceeding 25% of core capital), plus purchased mortgage servicing rights in an amount not to exceed 50% of core capital. The current leverage or core capital requirement is at least 4.0% of adjusted total assets.
The risk-based capital standard requires national banks to maintain minimum ratios of core capital to risk-weighted assets of 4.0% and total capital to risk-weighted assets of 8.0%. Total capital consists of core capital (defined above) and supplementary capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital as well as general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of core capital. In determining the required amount of risk-based capital, total assets, including certain off-balance-sheet items, are multiplied by a risk-weight factor based on the risks inherent in the type of assets held by an institution. The risk categories range from 0% for low-risk assets such as U.S. Treasury securities and GNMA securities to 100% for various types of loans and other assets deemed to be of higher risk. Single-family residential loans having loan-to-value ratios not exceeding 80% and meeting certain additional criteria, as well as certain multi-family residential loans, qualify for a 50% risk-weight treatment. The book value of each asset is multiplied by the risk factor applicable to the asset category, and the sum of the products of this calculation equals total risk-weighted assets.
For information regarding the Company's and the Bank's compliance with each of these three capital requirements at September 30, 2013, see Note M to the Consolidated Financial Statements included in Item 8 hereof.
Any bank holding company or national bank that fails the capital requirements is subject to possible enforcement actions. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an institution's operations and/or the appointment of a conservator or receiver. Federal Reserve and OCC capital regulations provide that such supervisory actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.
Prompt Corrective Action. Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category depends upon its capital levels in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4% and a leverage ratio of not less than 4%. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits, generally. Any institution that is neither well capitalized nor adequately capitalized is considered undercapitalized.
Federal law authorizes the Federal Reserve and the OCC to reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. The OCC may not reclassify a significantly undercapitalized institution as critically undercapitalized. As of September 30, 2013, the Bank exceeded the requirements of a well capitalized institution.

New Capital Rules. The Federal Reserve and the OCC approved final capital rules in July 2013 that substantially amend the existing capital rules for bank holding companies and banks. These new rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act.

Under the new capital rules, both the Company and the Bank are required to meet certain minimum capital requirements. The rules implement a new capital ratio of common equity Tier 1 capital to risk based assets. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments) as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%. In addition, both the Company and the Bank are required to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. Both the Company and the Bank are required to establish a “conservation buffer”, consisting of common equity Tier 1 capital, equal to 2.5%. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.

The prompt corrective action rules, which apply to the Bank but not the Company, are modified to include a common equity Tier 1 risk-based ratio and to increase certain other capital requirements for the various thresholds. For example, the requirements for the Bank to be considered well-capitalized under the rules are a 5.0% Tier 1 leverage ratio, a 6.5% common equity Tier 1 risk-based ratio, an 8.0% Tier 1 risk-based capital ratio and a 10.0% total risk-based capital ratio. To be adequately capitalized, those ratios are 4.0%, 4.5%. 6.0% and 8.0%, respectively.

The rules modify the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. The rules make changes in the methods of calculating certain risk-based assets, which in turn affects the calculation of risk-based ratios. Higher or more sensitive risk weights are assigned to various categories of assets, among which are commercial real estate, credit facilities that finance the acquisition, development or construction of real property, certain exposures or credit that are 90 days past due or are nonaccrual, foreign exposures, certain corporate exposures, securitization exposures, equity exposures and in certain cases mortgage servicing rights and deferred tax assets.

The Company and the Bank are generally required to begin compliance with the new capital rules on January 1, 2015. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the rules will also have phase-in periods. Management believes that the current capital levels of the Company and the Bank are sufficient to be in compliance with the standards under the new rules.
The Federal Reserve and the OCC have issued final rules establishing company-run annual stress tests for bank holding companies and national banks, respectively, with assets between $10 and $50 billion. The 3-year stress test results as of September 30th will be reported to the OCC by March 31, 2014, and published between June 15th and June 30, 2014.

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
The state of Oregon has a corporate excise tax with a statutory rate of 6.6% on the first $250,000 of apportionable income and then 7.6% over $250,000 of apportionable income.
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
Availability of Financial Data
Under the Securities Exchange Act of 1934 ("Exchange Act"), Washington Federal is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document Washington Federal files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Washington Federal files electronically with the SEC.
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

Ownership of the Company's common stock involves risk. Investors should carefully consider, in addition to the other information set forth herein, the following risk factors:
Current economic conditions continue to pose significant challenges for us and could adversely affect our financial condition and results of operations.
We are operating in an uncertain economic environment, including sluggish national and global conditions, accompanied by high unemployment and very low interest rates. Financial institutions continue to be affected by changing conditions in the real estate and financial markets, along with an arduous regulatory climate. Dramatic declines in the housing market in recent years, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions. While conditions have improved, a return to a recessionary economy could result in financial stress on our borrowers that would adversely affect our financial condition and results of operations. Deteriorating conditions in the regional economy served by the Company could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with events:

▪	Ineffective monetary policy could cause rapid changes in interest rates and asset values that would have a materially adverse impact on our profitability and overall financial condition.

•
Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities.

•
The processes we use to estimate the allowance for loan losses and other reserves may prove to be unreliable. Such estimates rely upon complex modeling inputs and judgments, including forecasts of economic conditions, that may be rendered inaccurate and/or no longer subject to accurate forecasting.

•	Our ability to assess the creditworthiness of our borrowers may be impaired if the models and approaches we use to select, manage, and underwrite loans become less predictive of future charge-offs.

•
Regulatory scrutiny of the industry could increase, leading to harsh regulation of our industry that could lead to a higher cost of compliance, limit our ability to pursue business opportunities and increase our exposure to the judicial system and the plaintiff’s bar.

•	Further erosion in the fiscal condition of the U.S. Treasury could lead to new taxes that would limit the ability of the Company to pursue growth and return profits to shareholders.
If these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition.

The effects of the economic recession were severe in our primary market areas.
Substantially all of our loans are to individuals, businesses and real estate developers in the Pacific Northwest, Arizona, Utah, Texas, New Mexico and Nevada, and our business depends significantly on general economic conditions in these market areas. Unemployment rates have improved but continue to be high in most of our market areas. Severe declines in housing prices and property values were acute in our primary market areas. Most areas have improved in real estate values, but generally have not recovered to pre-recession values. A further deterioration in economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences, any of which could have a material adverse effect on our business:

•	Loan delinquencies may increase.

•	Problem assets and foreclosures may increase.

•	Demand for our products and services may decline.

•	Collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer's borrowing power, and reducing the value of assets and collateral associated with our loans.
A downturn in the real estate market would hurt the Company's business.
The Company's business activities and credit exposure are concentrated in real estate lending. The market for real estate is cyclical and the outlook for this sector is uncertain. A downturn in the real estate market, accompanied by falling values and increased foreclosures would hurt the Company's business because the vast majority of our loans are secured by real estate.

Actions by other lenders or bank regulators could further depress the value of our real estate holdings, if lenders aggressively dispose of properties because of demand by their regulators or the prevailing business conditions. If the significant decline in market values is prolonged, the collateral for the Company's loans will provide decreasing levels of security. As a result, the Company's ability to recover the principal amount due on defaulted loans by selling the underlying real estate will be diminished, and the Company will be more likely to suffer losses on defaulted loans.
We own real estate as a result of foreclosures resulting from non-performing loans. If other lenders or borrowers liquidate significant amounts of real estate in a rapid or disorderly fashion, however, or if the FDIC elects to dispose of significant amounts of real estate from failed financial institutions in a similar fashion, it could have an adverse effect on the values of the properties we own. In such a case, we may incur further write-downs and charge-offs, which could, in turn, adversely affect our results of operations and financial condition.
The Company may suffer losses in its loan portfolio despite its underwriting and loan collection practices.
The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting and loan collection practices. Underwriting practices often include analysis of a borrower's prior credit history, financial statements, tax returns and cash flow projections; valuation of collateral; personal guarantees of loans to businesses; and verification of liquid assets. If the underwriting process fails to capture accurate information or proves to be inadequate, we may incur losses on loans that appeared to meet our underwriting criteria, and those losses may exceed the amounts set aside as reserves in the allowance for loan losses. Our loan collection resources were expanded to meet the increase in nonperforming loans resulting from the recent economic downturn and to service the loans from our acquisitions, resulting in higher loan administration costs. The Company is also exposed to the risk of improper documentation of foreclosure proceeding that would also increase the cost of collection along with the credit losses. There is also the risk that loss sharing agreements with the FDIC may not be fulfilled.
The Company is in the process of upgrading its core technology infrastructure and may expose the Company to significant risks .

The Bank relies extensively on the successful and uninterrupted functioning of its information technology and telecommunications systems.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems and could damage our reputation, result in loss of customer business, subject us to regulatory scrutiny, or expose us to civil litigation and possible financial liability.  While the Bank believes it has robust information security procedures and controls and policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur, or, if they do occur, that they will be adequately addressed.

To date the Bank has not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks and losses in the future.  The Bank’s risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement our Internet banking and mobile banking channel, our expanding operations and use of a third-party information system.  Cyber security and the continued development and enhancement of our controls, processes and practices designed to protect customer information, our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Company.  As cyber security threats continue to evolve, we may be required to expend additional resources to continue to modify or refine our protective measures against these threats.

The Bank is in year one of a three-year program designed to transition the Bank from its current stable, cost-efficient but aging legacy operating system to a more modern, efficient, scalable system.  The Bank’s capacity to successfully provide its products and services to its customers is dependent on a successful migration to the third-party system and the ability of the third party to provide the necessary services.  Any disruption of such services, or the termination of a third-party license of service agreement related thereto, could adversely affect the Bank’s ability to provide and service customer products.

In addition, when the Bank acquires other institutions or branches, such as, for example, its pending acquisition of branches from Bank of America, the success and value of the transaction can depend in part on the Bank’s ability to seamlessly integrate the acquired customers’ services and products with the Bank’s technology platform.  Failure to do so can lead to, among other things, dissatisfaction among acquired customers and the loss of the business of such customers.

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
The cost of our deposits is largely based on short-term interest rates, the level of which is driven by the FOMC. However, the yields generated by our long term loans, such as single-family residential and multifamily mortgage loans, and securities are typically driven by long-term (10 year) interest rates, which are set by the market and vary from day to day. During the last few years the Federal Reserve's unprecedented involvement in the purchase of assets, commonly know as "quantitative easing", has caused interest rates to be lower than than they would have been with out such involvement. The timing and impact of the withdrawal of this quantitative easing is unknown. The level of net interest income is therefore influenced by movements in such interest rates, the pace at which such movements occur, and the volume and mix of our interest-bearing assets and liabilities.
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
In addition, such changes in interest rates could affect our ability to originate loans and attract and retain deposits; the fair values of our securities and other financial assets; the fair values of our liabilities; and the average lives of our loan and securities portfolios. Decreases in interest rates could lead to increased loan refinancing activity which, in turn, would alter the balance of our interest-earning assets and impact net interest income. Increases in interest rates could reduce loan refinancing activity which could result in compression of the spread between loan yields and more quickly rising funding rates.

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
After the five-year period, certain “significant business transactions” are permitted, if they comply with certain “fair price” provisions of the statute or are approved by a majority of the outstanding shares other than those of which the acquiring person has beneficial ownership. As a Washington corporation, we are not permitted to “opt out” of this statute.

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
Over the past few years, we have faced increased competition for mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market as a result of the recent economic crisis, which has caused the interest rate for thirty year fixed-rate mortgage loans that conform to GSE guidelines to remain artificially low. Additionally, the Federal Reserve is participating in the mortgage market in an unprecedented manner, through its purchases of GSE mortgage-backed securities as part of its "quantitative easing" program. It is possible that our one-to-four family mortgage loan repayments will outpace our loan production as a result of these factors, making it difficult for us to grow our mortgage loan portfolio and balance sheet.
The Company may need to increase its allowance for loan losses in material amounts. We may experience elevated amounts of net charge-offs.
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
We recorded a $1.4 million provision for loan losses during the year ended September 30, 2013, compared to a $45.7 million provision for the year ended September 30, 2012. Our non-performing assets amounted to $213.6 million or 1.63% of total assets, at September 30, 2013, compared to $272.9 million, or 2.19% of total assets one year earlier. We had net charge-offs of $18 million for the year ended September 30, 2013, compared with $70 million of net charge-offs for the year ended September 30, 2012.
The decrease in the provision for loan losses is in response to improving credit conditions in the loan portfolio. However, we expect our loan loss provision to remain at historically elevated levels until non-performing assets and charge-offs improve substantially and until national and regional economic conditions have normalized.
The Company operates in a highly regulated industry, which limits the manner and scope of our business activities.
The Bank is subjected to extensive supervision, regulation and examination by the OCC, CFPB and by the FDIC. In addition, the Federal Reserve is responsible for regulating the Company. This regulatory structure is designed primarily for the protection of the deposit insurance funds and consumers, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Under this structure the OCC, the FDIC, the CFPB and the Federal Reserve have broad discretion to impose restrictions and limitations on our operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations.
Failure to comply with applicable laws and regulations also could result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements and cease and desist orders. In addition, the OCC has specific authority to take “prompt corrective action,” depending on our capital level. Currently, we are considered “well-capitalized” for prompt corrective action purposes. If we were designated by the OCC as “adequately capitalized,” our ability to take brokered deposits would become limited. If we were to be designated by the OCC in one of the lower capital levels “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized”-- we would be required to raise additional capital and also would be subject to progressively more severe restrictions on our operations, management and capital distributions and replacement of senior executive officers and directors. If we became “critically undercapitalized,” we would also be subject to the appointment of a conservator or receiver.

Recent legislation and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect the Company's business.
The Dodd-Frank Act is having a substantial impact on the financial services industry. The Dodd-Frank Act creates a framework through which regulatory reform is being written. Many of the rules required by the Dodd-Frank Act are still being drafted and implemented. As a result, the impact of the future regulatory requirements continues to be uncertain.
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
Many competitors offer the types of loans and deposit services that the Company offers. These competitors include other national banks, savings associations, community banks, credit unions and other financial intermediaries. In particular, the Company's competitors include national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, recent technological breakthroughs have made it possible for other non-traditional competitors to enter the marketplace and compete for traditional banking services. Increased competition within the Company's market area may result in reduced loan originations and deposits. Ultimately, the Company may not be able to compete with full success against current and future competitors.
Our deposit insurance premiums have increased and could increase further in the future, which could have a material adverse impact on our future earnings and financial condition.
The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a specific level. The Bank's FDIC insurance premiums increased substantially beginning in 2009, and we expect to pay significant premiums in the future. Recent economic conditions, increased bank failures and additional failures are expected, all of which decrease the DIF. In order to restore the DIF to its statutorily mandated minimum of 1.35% of total deposits , the FDIC has increased deposit insurance premium rates. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are responsible for funding the increase. The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act. It has, in addition, established a higher reserve ratio of 2% as a long-term goal which goes beyond what is required by statute. There is no implementation deadline for the 2% ratio. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. Any increase in our FDIC premiums could have an adverse effect on the Bank's profits and financial condition.

Non-Compliance with the USA PATRIOT Act, Bank Secrecy Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act Community Reinvestment Act, Fair lending laws, Flood Insurance Reform Act or other laws and regulations could result in fines or sanctions, and curtail expansion opportunities.
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

The Company owns the building in which its principal executive offices are located in Seattle, Washington. The following table sets forth certain information concerning the Company's offices:

Location	Number of Offices	Building		Net Book Value at September 30, 2013 (2)
		Owned	Leased (1)
				(In thousands)
Washington	63	50	13	$123,186
Idaho	16	16	—	7,694
Oregon	44	28	16	32,909
Utah	10	5	5	2,824
Arizona	23	15	8	15,753
Texas	4	2	2	2,429
New Mexico	18	14	4	19,927
Nevada	4	1	3	1,450

Total	182	131	51	$206,172

(1)	The leases have varying terms expiring from 2013 through 2070, including renewal options.

(2)	Amount represents the net book value of all land, property and equipment owned by the Company and the book value of leasehold improvements, where applicable.
Washington Federal evaluates on a continuing basis the suitability and adequacy of its offices, both branches and administrative centers, and has opened, relocated, remodeled or closed them as necessary to maintain efficient and attractive premises. Washington Federal's net investment in premises, equipment and leaseholds was $206.2 million at September 30, 2013.

Item 3.	Legal Proceedings
The Company is involved in legal proceedings occurring in the ordinary course of business that in the aggregate are believed by management to be immaterial to the financial statements of the Company. The effects of legal proceedings did not have a material impact on the statements of operations for any of the three years ended September 30, 2013.

Item 4.	Mine Safety Disclosures
None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The information required herein is incorporated by reference from page 80 of the Company’s Annual Report to Stockholders for 2013, which is included herein as Exhibit 13 (“Annual Report”).
The Company’s stock repurchase program was publicly announced by the board of directors on February 3, 1995 and has no expiration date. Under this program, a total of 41,956,264 shares of the Company’s common stock have been authorized for repurchase. During the year ended September 30, 2013 the Company repurchased 6,315,196 shares at a weighted average price of $17.46. As of September 30, 2013, 9,872,834 shares remained authorized for share repurchase.

Item 6.	Selected Financial Data
The information required herein is incorporated by reference from page 19 of the Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information required herein is incorporated by reference on pages 7 through 18 of the Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The information required herein is incorporated by reference to Interest Rate Risk commencing on page 22 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data
The financial statements and supplementary data required herein are incorporated by reference from pages 20 through 78 of the Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective.
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
The annual Management’s Report on Internal Control over Financial Reporting and the attestation reports of the Company’s Registered Public Accounting Firm required herein is incorporated by reference on pages 76 and 78 of the Annual Report.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required herein is incorporated by reference to the Proxy Statement which is expected to be dated on or about December 6, 2013, for the Company’s annual meeting of stockholders to be held on January 15, 2014 (“Proxy Statement”).
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
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of September 30, 2013 and 2012
Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2013
Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended September 30, 2013
Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2013
Notes to Consolidated Financial Statements
(a)(2) There are no financial statement schedules filed herewith.
(a)(3) The following exhibits are filed as part of this report, and this list includes the Exhibit Index:

No.	Exhibit	Page/ Footnote

3.1	Restated Articles of Incorporation of the Company	(1)

3.1.1	Articles of Amendment to the Restated Articles of Incorporation of the Company, dated June 7, 2005	(2)

3.1.2	Articles of Amendment to the Restated Articles of Incorporation of the Company, dated November 10, 2008	(3)

3.2	Bylaws of the Company	(1)

10.4	2001 Long-Term Incentive Plan*	(5)

10.5	Form of award agreement for restricted stock for 2001 Long Term Incentive Plan *	(6)

10.6	Form of award agreement for stock options for all plans*	(6)

10.7	2011 Long Term Incentive Plan	(7)
13	Annual Report to Stockholders

21	Subsidiaries of the Company - Reference is made to Item 1, “Business - Subsidiaries” for the required information

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002

101	Financial Statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 formatted in XBRL
 ___________________

*	Management contract or compensation plan

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3ASR filed with the SEC on September 14, 2009.

(2)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on November 22, 2006.

(3)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the SEC on November 17, 2008.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form 8-B filed with the SEC on January 26, 1995.

(5)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 23, 2002.

(6)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on November 8, 2005.

(7)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the SEC on November 27, 2012.

(8)	See (a)(3) above for all exhibits filed herewith and the Exhibit Index.

(9)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON FEDERAL, INC.

November 26, 2013	By:	/S/ ROY M. WHITEHEAD
Roy M. Whitehead, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roy M. Whitehead	November 26, 2013
Roy M. Whitehead, Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ Brent J. Beardall	November 26, 2013
Brent J. Beardall, CPA Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ David K. Grant	November 26, 2013
David K. Grant, Director
/s/ Anna C. Johnson	November 26, 2013
Anna C. Johnson, Director
/s/ Thomas J. Kelley	November 26, 2013
Thomas J. Kelley, Director
/s/ Liane J. Pelletier	November 26, 2013
Liane J. Pelletier, Director
/s/ Charles R. Richmond	November 26, 2013
Charles R. Richmond, Director
/s/ Barbara L. Smith	November 26, 2013
Barbara L. Smith, Director
/s/ Mark N. Tabbutt	November 26, 2013
Mark N. Tabbutt, Director

/s/ Randall H. Talbot	November 26, 2013
Randall H. Talbot, Director