Form 10-Q
period 2013-12-31
WASHINGTON FEDERAL INC
filed 2014-02-07
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at January 31, 2014
Common stock, $1.00 par value	102,510,030

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	December 31, 2013	September 30, 2013
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$967,348	$203,563
Available-for-sale securities, at fair value	2,838,504	2,360,948
Held-to-maturity securities, at amortized cost	1,630,936	1,654,666
Loans receivable, net	7,651,558	7,528,030
Covered loans, net	252,693	295,947
Interest receivable	49,629	49,218
Premises and equipment, net	224,745	206,172
Real estate held for sale	71,537	72,925
Real estate held for investment	11,656	9,392
Covered real estate held for sale	24,650	30,980
FDIC indemnification asset	57,818	64,615
FHLB & FRB stock	171,480	173,009
Intangible assets, net	299,019	264,318
Federal and state income tax assets, net	24,964	44,000
Other assets	127,836	125,076
	$14,404,373	$13,082,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$4,713,924	$3,540,842
Time deposit accounts	5,688,802	5,549,429
	10,402,726	9,090,271
FHLB advances	1,930,000	1,930,000
Advance payments by borrowers for taxes and insurance	17,791	42,443
Accrued expenses and other liabilities	100,872	82,510
	12,451,389	11,145,224
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 133,272,280 and 132,572,475 shares issued; 102,329,576 and 102,484,671 shares outstanding	133,273	132,573
Paid-in capital	1,634,771	1,625,051
Accumulated other comprehensive income, net of taxes	195	6,378
Treasury stock, at cost; 30,942,704 and 30,087,804 shares	(439,762)	(420,817)
Retained earnings	624,507	594,450
	1,952,984	1,937,635
	$14,404,373	$13,082,859
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended December 31,
	2013	2012
	(In thousands, except per share data)
INTEREST INCOME
Loans	$107,227	$116,843
Mortgage-backed securities	19,368	11,732
Investment securities and cash equivalents	4,663	2,734
	131,258	131,309
INTEREST EXPENSE
Customer accounts	15,499	18,772
FHLB advances and other borrowings	17,447	17,103
	32,946	35,875
Net interest income	98,312	95,434
Provision (recovery) for loan losses	(4,600)	3,600
Net interest income after provision (recovery) for loan losses	102,912	91,834

OTHER INCOME	5,788	4,957

OTHER EXPENSE
Compensation and benefits	25,126	21,072
Occupancy	5,618	4,446
FDIC insurance premiums	2,934	3,342
Information technology	2,929	2,438
Amortization of intangible assets	820	354
Other	6,693	6,646
	44,120	38,298

Loss on real estate acquired through foreclosure, net	(1,951)	(3,319)
Income before income taxes	62,629	55,174
Income tax provision	22,393	19,892
NET INCOME	$40,236	$35,282

PER SHARE DATA
Basic earnings	$0.39	$0.33
Diluted earnings	0.39	0.33
Basic weighted average number of shares outstanding	102,329,578	105,998,184
Diluted weighted average number of shares outstanding, including dilutive stock options	102,813,154	106,043,914
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended December 31,
	2013	2012
	(In thousands)

Net income	$40,236	$35,282
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sale securities	(9,661)	(2,636)
Related tax benefit (expense)	3,478	969
Other comprehensive loss	(6,183)	(1,667)
Comprehensive income	$34,053	$33,615
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at October 1, 2013	$132,573	$1,625,051	$594,450	$6,378	$(420,817)	$1,937,635
Net income			$40,236			$40,236
Other comprehensive income adjustment				(6,183)		(6,183)
Dividends paid on common stock			(10,179)			(10,179)
Compensation expense related to common stock options		300				300
Proceeds from exercise of common stock options	700	8,580				9,280
Restricted stock		840				840
Treasury stock acquired					(18,945)	(18,945)
Balance at December 31, 2013	$133,273	$1,634,771	$624,507	$195	$(439,762)	1,952,984

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at October 1, 2012	$129,950	$1,586,295	$480,780	$13,306	$(310,579)	$1,899,752
Net income			35,282			35,282
Other comprehensive income adjustment				(1,667)		(1,667)
Dividends paid on common stock			(8,690)			(8,690)
Compensation expense related to common stock options		300				300
Proceeds from exercise of common stock options	6	57				63
Proceeds from issuance of common stock	1,996	31,496				33,492
Restricted stock	15	878				893
Treasury stock acquired					(44,747)	(44,747)
Balance at December 31, 2012	$131,967	$1,619,026	$507,372	$11,639	$(355,326)	$1,914,678

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended December 31,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,236	$35,282
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of fees, discounts, premiums and intangible assets, net	1,057	536
Cash received from FDIC under loss share	1,295	4,566
Depreciation	2,700	2,300
Stock option compensation expense	300	300
Provision for (reversal of) loan losses	(4,600)	3,600
Loss (gain) on real estate held for sale, net	(597)	1,193
Decrease (increase) in accrued interest receivable	(411)	1,058
Decrease (increase) in income taxes receivable	22,629	(3,038)
Decrease in other assets	1,649	30,191
Decrease in accrued expenses and other liabilities	(12,768)	(15,437)
Net cash provided by operating activities	51,490	60,551
CASH FLOWS FROM INVESTING ACTIVITIES
Net principal collections (loan originations)	(68,870)	187,382
FHLB stock redemptions	1,376	1,382
Available-for-sale securities purchased	(565,080)	(261,966)
Principal payments and maturities of available-for-sale securities	76,805	31,404
Available-for-sale securities sold	—	43,899
Held-to-maturity securities purchased	—	(264,781)
Principal payments and maturities of held-to-maturity securities	23,117	50,522
Net cash received from acquisition	1,280,077	202,308
Proceeds from sales of real estate held for sale	12,566	24,370
Proceeds from sales of covered REO	6,098	3,043
Proceeds from sales of real estate held for investment	1,729	5,775
Premises and equipment purchased and REO improvements	(9,232)	(12,185)
Net cash provided by investing activities	758,586	11,153
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customer accounts	(1,795)	(77,942)
Proceeds from borrowings	625,000	—
Repayments of borrowings	(625,000)	(22,471)
Proceeds from exercise of common stock options	9,280	63
Dividends paid on common stock	(10,179)	(17,250)
Treasury stock purchased	(18,945)	(44,747)
Decrease in advance payments by borrowers for taxes and insurance	(24,652)	(23,489)
Net cash used by financing activities	(46,291)	(185,836)
Increase (decrease) in cash and cash equivalents	763,785	(114,132)
Cash and cash equivalents at beginning of period	203,563	751,430
Cash and cash equivalents at end of period	$967,348	$637,298
(CONTINUED)
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Quarter Ended December 31,
	2013	2012
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Non-covered real estate acquired through foreclosure	$9,956	$22,762
Covered real estate acquired through foreclosure	179	3,096
Cash paid during the period for
Interest	33,644	37,457
Income taxes	(236)	—
The following summarizes the non-cash activities related to acquisitions
Fair value of assets acquired	$65,531	$810,766
Fair value of liabilities assumed	(1,345,608)	(766,871)
Net fair value of assets (liabilities)	$(1,280,077)	$43,895

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

NOTE A – Summary of Significant Accounting Policies
The consolidated unaudited interim financial statements included in this report have been prepared by Washington Federal, Inc. (the “Company” or "Washington Federal"). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The September 30, 2013 Consolidated Statement of Financial Condition was derived from audited financial statements.
The information included in this Form 10-Q should be read in conjunction with Company’s 2013 Annual Report on Form 10-K (“2013 Form 10-K”) as filed with the SEC. Interim results are not necessarily indicative of results for a full year.
The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2013 Form 10-K. Other than as discussed below, there have not been any material changes in our significant accounting policies compared to those contained in our 2013 Form 10-K.
Off-Balance-Sheet Credit Exposures – The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance at December 31, 2013, excluding covered loans, of $304 million. The Company estimates losses on off-balance-sheet credit exposures by including the exposures with the related principal balance outstanding and then applying its general reserve methodology.
Reclassification of Real Estate Held for Investment into its own line item and out of Real Estate Held for Sale have been made to the financial statements for years prior to September 30, 2013 to conform to current year classifications.

NOTE B - Acquisitions

Certain Branches of Bank of America, National Association

Effective as of the close of business on October 31, 2013, Washington Federal completed the acquisition of eleven branches from Bank of America, National Association; these branches are located in New Mexico. Effective as of the close of business on December 6, 2013, Washington Federal completed the acquisition of another forty branches from Bank of America, National Association; these branches are located in Washington, Oregon, and Idaho. The combined acquisitions provided recorded book values of $1.3 billion in deposit accounts, $9 million of loans, and $16 million in branch properties. Washington Federal paid a 2.60% premium on the total deposits. The cash received by Washington Federal in the transaction was $1.3 billion.

The acquisition will be accounted for under the acquisition method of accounting. The purchased assets and assumed liabilities are recorded at their respective acquisition date estimated fair values. The purchase accounting is incomplete as the core deposit intangible valuation is not yet finalized, and the acquired loans, properties, and equipment had not yet been recorded at their fair values as of December 31, 2013. The purchase accounting fair value analysis is expected to be completed as of March 31, 2014.
The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the first eleven branches for the period from November 1, 2013 to December 31, 2013 and for the additional forty branches from December 7, 2013 to December 31, 2013.

The table below displays the adjusted fair value as of the acquisition date for each major class of assets acquired and liabilities assumed:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

Adjusted Fair Value Recorded by
Washington Federal
(In thousands)
Assets:
Cash and cash equivalents	$1,280,077
Loans receivable, net	8,278
Property and equipment, net	17,476
Intangible Assets	35,522
Other assets	4,255
Total Assets	1,345,608

Liabilities:
Customer accounts	1,314,478
Other liabilities	31,130
Total Liabilities	1,345,608

Net assets acquired	$—

NOTE C – Dividends
On January 17, 2014, the Company paid its 124th consecutive quarterly cash dividend on common stock. Dividends per share were $.10 and $.08 for the quarters ended December 31, 2013 and 2012, respectively.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

NOTE D – Loans Receivable (excluding Covered Loans)

	December 31, 2013		September 30, 2013
	(In thousands)
Non-acquired loans
Single-family residential	$5,421,896	66.9%	$5,359,149	67.1%
Construction - speculative	135,868	1.7	130,778	1.6
Construction - custom	333,954	4.1	302,722	3.8
Land - acquisition & development	72,075	0.9	77,775	1.1
Land - consumer lot loans	119,206	1.5	121,671	1.5
Multi-family	842,343	10.4	831,684	10.4
Commercial real estate	433,361	5.3	414,961	5.1
Commercial & industrial	274,432	3.4	243,199	3.0
HELOC	111,577	1.4	112,186	1.4
Consumer	44,142	0.5	47,141	0.6
Total non-acquired loans	7,788,854	96.1	7,641,266	95.6
Acquired loans
Single-family residential	13,856	0.2	14,468	0.2
Construction - speculative	—	—	—	—
Construction - custom	—	—	—	—
Land - acquisition & development	1,206	—	1,489	—
Land - consumer lot loans	3,261	—	3,313	—
Multi-family	3,773	0.1	3,914	0.1
Commercial real estate	117,038	1.4	133,423	1.7
Commercial & industrial	72,594	0.9	75,326	0.9
HELOC	9,538	0.1	10,179	0.1
Consumer	7,754	0.1	8,267	0.1
Total acquired loans	229,020	2.8	250,379	3.1
Credit-impaired acquired loans
Single-family residential	331	—	333	—
Construction - speculative	—	—	—	—
Land - acquisition & development	2,225	—	2,396	—
Multi-family	—	—	—	—
Commercial real estate	71,841	1.0	76,909	1.1
Commercial & industrial	7,140	0.1	7,925	0.1
HELOC	10,834	0.1	11,266	0.1
Consumer	64	—	71	—
Total credit-impaired acquired loans	92,435	1.2	98,900	1.3
Total loans
Single-family residential	5,436,083	67.0	5,373,950	67.3
Construction - speculative	135,868	1.7	130,778	1.6
Construction - custom	333,954	4.1	302,722	3.8
Land - acquisition & development	75,506	0.9	81,660	1.1
Land - consumer lot loans	122,467	1.5	124,984	1.5
Multi-family	846,116	10.5	835,598	10.5
Commercial real estate	622,240	7.7	625,293	7.9
Commercial & industrial	354,166	4.4	326,450	4.0

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

HELOC	131,949	1.6	133,631	1.6
Consumer	51,960	0.6	55,479	0.7
Total loans	8,110,309	100%	7,990,545	100%
Less:
Allowance for probable losses	118,158		116,741
Loans in process	273,263		275,577
Discount on acquired loans	31,485		34,143
Deferred net origination fees	35,845		36,054
	458,751		462,515
	$7,651,558		$7,528,030

Changes in the carrying amount and accretable yield for acquired credit impaired and non-impaired loans for the three months ended December 31, 2013 and the fiscal year ended September 30, 2013 were as follows:

December 31, 2013	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance as of beginning of period	$37,236	$69,718	$4,977	$245,373
Accretion	(2,715)	2,715	(319)	319
Transfers to REO	—	(346)	—	(1,124)
Payments received, net	—	(6,495)	—	(20,453)
Balance as of end of period	$34,521	$65,592	$4,658	$224,115

September 30, 2013	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance as of beginning of period	$16,928	$77,613	$—	$—
Reclassification from nonaccretable balance, net (1)	30,026	—	—	—
Additions (2)	—	9,865	10,804	351,335
Accretion	(9,718)	9,718	(5,827)	5,827
Transfers to REO	—	(3,975)	—	(7,755)
Payments received, net	—	(23,503)	—	(104,034)
Balance as of end of period	$37,236	$69,718	$4,977	$245,373
(1) reclassification due to improvements in expected cash flows of the underlying loans.
(2) includes acquired loans which were acquired as part of the South Valley acquisition.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

The following table sets forth information regarding non-accrual loans held by the Company as of the dates indicated:

	December 31, 2013		September 30, 2013
	(In thousands)
Non-accrual loans:
Single-family residential	$89,075	77.5%	$100,460	76.5%
Construction - speculative	3,053	2.7	4,560	3.5
Construction - custom	—	—	—	—
Land - acquisition & development	2,813	2.5	2,903	2.2
Land - consumer lot loans	3,548	3.1	3,337	2.5
Multi-family	2,494	2.2	6,573	5.0
Commercial real estate	11,613	10.1	11,736	8.9
Commercial & industrial	655	0.6	477	0.4
HELOC	471	0.4	263	0.2
Consumer	995	0.9	990	0.8
Total non-accrual loans	$114,717	100%	$131,299	100%

The following tables provide an analysis of the age of loans in past due status as of December 31, 2013 and September 30, 2013, respectively.

December 31, 2013	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Non-acquired loans
Single-Family Residential	$5,418,864	$5,304,409	$33,199	$10,318	$70,938	$114,455	2.11%
Construction - Speculative	87,485	86,398	37	92	958	1,087	1.24
Construction - Custom	154,776	154,610	166	—	—	166	0.11
Land - Acquisition & Development	66,028	63,890	1	119	2,018	2,138	3.24
Land - Consumer Lot Loans	119,024	114,493	989	320	3,222	4,531	3.81
Multi-Family	812,635	810,050	1,031	—	1,554	2,585	0.32
Commercial Real Estate	426,898	422,781	951	—	3,166	4,117	0.96
Commercial & Industrial	274,424	272,589	1,835	—	—	1,835	0.67
HELOC	111,577	110,995	346	114	122	582	0.52
Consumer	44,143	42,545	901	305	392	1,598	3.62
Total non-acquired loans	7,515,854	7,382,760	39,456	11,268	82,370	133,094	1.77%

Acquired loans
Single-Family Residential	13,856	13,813	$—	—	43	43	0.31%
Construction - Speculative	—	—	—	—	—	—	—
Construction - Custom	—	—	—	—	—	—	—
Land - Acquisition & Development	1,206	1,123	83	—	—	83	6.88
Land - Consumer Lot Loans	3,261	2,935	—	—	326	326	10.00

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

Multi-Family	3,773	3,636	137	—	—	137	3.63
Commercial Real Estate	116,810	112,685	44	—	4,081	4,125	3.53
Commercial & Industrial	72,575	71,903	364	146	162	672	0.93
HELOC	9,538	9,263	16	—	259	275	2.88
Consumer	7,754	7,076	59	16	603	678	8.74
Total acquired loans	228,773	222,434	703	162	5,474	6,339	2.77%

Credit-impaired acquired loans
Single-Family Residential	331	331	—	—	—	—	—%
Construction - Speculative	—	—	—	—	—	—	—
Construction - Custom	—	—	—	—	—	—	—
Land - Acquisition & Development	2,224	1,845	—	—	379	379	17.04
Land - Consumer Lot Loans	—	—	—	—	—	—	—
Multi-Family	—	—	—	—	—	—	—
Commercial Real Estate	71,826	70,490	379	64	893	1,336	1.86
Commercial & Industrial	7,140	6,647	—	—	493	493	6.90
HELOC	10,834	10,431	313	—	90	403	3.72
Consumer	64	64	—	—	—	—	—
Total credit-impaired acquired loans	92,419	89,808	692	64	1,855	2,611	2.83%

Total loans	$7,837,046	$7,695,002	$40,851	$11,494	$89,699	$142,044	1.81%

September 30, 2013	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Single-Family Residential	$5,356,200	$5,237,413	$26,888	$12,373	$79,526	$118,787	2.22%
Construction - Speculative	82,422	80,047	—	—	2,375	2,375	2.88
Construction - Custom	130,095	129,678	417	—	—	417	0.32
Land - Acquisition & Development	71,567	70,106	—	—	1,461	1,461	2.04
Land - Consumer Lot Loans	121,473	117,076	806	355	3,236	4,397	3.62
Multi-Family	790,564	785,793	—	—	4,771	4,771	0.60
Commercial Real Estate	404,680	398,114	2,942	351	3,273	6,566	1.62
Commercial & Industrial	249,405	249,363	42	—	—	42	0.02
HELOC	112,186	111,407	493	213	73	779	0.69
Consumer	47,142	45,620	849	283	390	1,522	3.23
Total non-acquired loans	7,365,734	7,224,617	32,437	13,575	95,105	141,117	1.92

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

Acquired loans
Single-Family Residential	14,468	14,343	82	—	43	125	0.86
Construction - Speculative	—	—	—	—	—	—	NM
Construction - Custom	—	—	—	—	—	—	NM
Land - Acquisition & Development	1,489	1,241	—	—	248	248	16.66
Land - Consumer Lot Loans	3,313	2,987	125	100	101	326	9.84
Multi-Family	3,914	3,914	—	—	—	—	—
Commercial Real Estate	133,398	128,610	134	617	4,037	4,788	3.59
Commercial & Industrial	75,323	74,992	10	153	168	331	0.44
HELOC	10,179	10,063	—	16	100	116	1.14
Consumer	8,266	7,568	90	8	600	698	8.44
Total acquired loans	250,350	243,718	441	894	5,297	6,632	2.65

Credit-impaired acquired loans
Single-Family Residential	333	333	—	—	—	—	—
Construction - Speculative	—	—	—	—	—	—	NM
Construction - Custom	—	—	—	—	—	—	—
Land - Acquisition & Development	2,393	1,929	—	464	—	464	19.39
Land - Consumer Lot Loans	—	—	—	—	—	—	—
Multi-Family	—	—	—	—	—	—	—
Commercial Real Estate	83,116	80,095	2,301	—	720	3,021	3.63
Commercial & Industrial	1,705	1,396	—	—	309	309	18.12
HELOC	11,266	11,176	—	—	90	90	0.80
Consumer	71	71	—	—	—	—	—
Total credit-impaired acquired loans	98,884	95,000	2,301	464	1,119	3,884	3.93%

Total loans	$7,714,968	$7,563,335	$35,179	$14,933	$101,521	$151,633	1.97%

Most loans restructured in troubled debt restructurings ("TDRs") are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The concession for these loans is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of December 31, 2013, single-family residential loans comprised 85.8% of TDRs.

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

The following tables provide information related to loans that were restructured during the periods indicated:

	Quarter Ended December 31,
	2013			2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-Family Residential	113	$23,607	$23,607	105	$29,339	$29,339
Construction - Speculative	—	—	—	1	2,503	2,503
Construction - Custom	—	—	—	—	—	—
Land - Acquisition & Development	—	—	—	—	—	—
Land - Consumer Lot Loans	5	1,098	1,098	11	1,836	1,836
Multi-Family	2	1,213	1,213	1	68	68
Commercial Real Estate	1	810	810	—	—	—
Commercial & Industrial	—	—	—	—	—	—
HELOC	1	261	261	—	—	—
Consumer	2	39	39	—	—	—
	124	$27,028	$27,028	118	$33,746	$33,746

The following tables provide information on restructured loans for which a payment default occurred during the periods indicated and that had been modified as a TDR within 12 months or less of the payment default:

	Quarter Ended December 31,
	2013		2012
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Single-Family Residential	24	$3,624	31	$7,498
Construction - Speculative	—	—	5	904
Construction - Custom	—	—	—	—
Land - Acquisition & Development	—	—	—	—
Land - Consumer Lot Loans	2	166	—	—
Multi-Family	—	—	—	—
Commercial Real Estate	—	—	—	—
Commercial & Industrial	—	—	—	—
HELOC	—	—	—	—
Consumer	—	—	—	—
	26	$3,790	36	$8,402

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

The following table summarizes the activity in the allowance for loan losses for the quarter ended December 31, 2013 and fiscal year ended September 30, 2013:

Quarter Ended December 31, 2013	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$64,184	$(2,334)	$8,827	$(2,985)	$67,692
Construction - speculative	8,407	(450)	95	90	8,142
Construction - custom	882	—	—	592	1,474
Land - acquisition & development	9,165	(456)	439	(2,064)	7,084
Land - consumer lot loans	3,552	(242)	22	(58)	3,274
Multi-family	3,816	—	—	293	4,109
Commercial real estate	5,595	—	—	273	5,868
Commercial & industrial	16,614	(248)	421	(282)	16,505
HELOC	1,002	—	—	(59)	943
Consumer	3,524	(1,082)	1,025	(400)	3,067
	$116,741	$(4,812)	$10,829	$(4,600)	$118,158

Fiscal Year Ended September 30, 2013	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$81,815	$(20,947)	$9,416	$(6,100)	$64,184
Construction - speculative	12,060	(1,446)	501	(2,708)	8,407
Construction - custom	347	(481)	—	1,016	882
Land - acquisition & development	15,598	(3,983)	4,105	(6,555)	9,165
Land - consumer lot loans	4,937	(1,363)	40	(62)	3,552
Multi-family	5,280	(1,043)	171	(592)	3,816
Commercial real estate	1,956	(747)	17	4,369	5,595
Commercial & industrial	7,626	(1,145)	95	10,038	16,614
HELOC	965	(163)	—	200	1,002
Consumer	2,563	(2,783)	2,000	1,744	3,524
	$133,147	$(34,101)	$16,345	$1,350	$116,741

The Company recorded a $4,600,000 recovery for loan losses during the quarter ended December 31, 2013, while a $3,600,000 provision was recorded for the same quarter one year ago. The primary reason was the favorable settlement of a lawsuit related to previously purchased loans. In addition, the credit quality of the portfolio has been improving significantly and economic conditions are more favorable.
Non-performing assets (“NPAs”) amounted to $197,910,000, or 1.37%, of total assets at December 31, 2013, compared to $264,219,000, or 2.02%, of total assets one year ago. Acquired loans, including covered loans, are not classified as non-performing loans because, at acquisition, the carrying value of these loans was adjusted to reflect fair value. There was no additional provision for loan losses recorded on acquired or covered loans during the quarter ended December 31, 2013 as the associated discount is adequate to absorb potential losses. Non-accrual loans decreased from $163,116,000 at December 31, 2012, to $114,717,000 at December 31, 2013, a 29.7% decrease.
The Company had net recoveries of $6,017,000 for the quarter ended December 31, 2013, compared with $9,920,000 of net charge-offs for the same quarter one year ago. A loan is charged-off when the loss is estimable and it is confirmed that the borrower will not be able to meet its contractual obligations.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

For the period ending December 31, 2013 , $116,552,000 of the allowance was calculated under our general allowance methodology and the remaining $1,606,000 was made up of specific reserves on loans that were deemed to be impaired. For the period ending September 30, 2013, these amounts were $113,268,000 and $3,473,000, respectively. The shift in total allowance allocation from specific reserves to general reserves is due to the Company having already addressed many of the problem loans focused in the speculative construction and land A&D portfolios, combined with an increase in delinquencies and elevated charge-offs in the single family residential portfolio.
The following tables shows a summary of loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves as of December 31, 2013 and September 30, 2013:

December 31, 2013	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$67,692	$5,336,460	1.3%	$—	$85,436	—%
Construction - speculative	7,607	122,994	6.2	535	12,874	4.2
Construction - custom	1,474	333,954	0.4	—	—	—
Land - acquisition & development	6,013	63,875	9.4	1,071	8,200	13.1
Land - consumer lot loans	3,274	104,675	3.1	—	14,531	—
Multi-family	4,109	833,508	0.5	—	8,835	—
Commercial real estate	5,868	416,440	1.4	—	16,921	—
Commercial & industrial	16,505	287,251	5.7	—	17	—
HELOC	943	110,570	0.9	—	1,007	—
Consumer	3,067	44,142	6.9	—	—	—
	$116,552	$7,653,869	1.5%	$1,606	$147,821	1.1%

(1)	Excludes acquired and covered loans

September 30, 2013	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$64,184	$5,262,159	1.2%	$—	$96,989	—%
Construction - speculative	7,307	115,554	6.3	1,100	15,224	7.2
Construction - custom	882	302,722	0.3	—	—	—
Land - acquisition & development	6,943	67,521	10.3	2,222	10,254	21.7
Land - consumer lot loans	3,506	107,216	3.3	46	14,455	0.3
Multi-family	3,711	824,279	0.5	105	7,405	1.4
Commercial real estate	5,595	400,789	1.4	—	14,172	—
Commercial & industrial	16,614	256,954	6.5	—	48	—
HELOC	1,002	111,169	0.9	—	1,017	—
Consumer	3,524	47,141	7.5	—	—	—
	$113,268	$7,495,504	1.5%	$3,473	$159,564	2.2%

(1)	Excludes acquired and covered loans

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

The following tables provide information on loans based on credit quality indicators (defined above) as of December 31, 2013 and September 30, 2013.
Credit Risk Profile by Internally Assigned Grade (excludes covered loans):

December 31, 2013	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,250,349	$4,572	$166,975	$—	$—	$5,421,896
Construction - speculative	113,527	3,724	18,617	—	—	135,868
Construction - custom	333,954	—	—	—	—	333,954
Land - acquisition & development	62,085	—	9,990	—	—	72,075
Land - consumer lot loans	118,579	—	627	—	—	119,206
Multi-family	833,758	1,241	7,344	—	—	842,343
Commercial real estate	395,736	17,808	19,817	—	—	433,361
Commercial & industrial	256,375	16,332	1,725	—	—	274,432
HELOC	111,577	—	—	—	—	111,577
Consumer	43,715	—	427	—	—	44,142
	7,519,655	43,677	225,522	—	—	7,788,854

Acquired loans
Single-family residential	13,856	—	—	—	—	13,856
Construction - speculative	—	—	—	—	—	—
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	794	—	412	—	—	1,206
Land - consumer lot loans	3,261	—	—	—	—	3,261
Multi-family	3,636	—	137	—	—	3,773
Commercial real estate	92,287	3,543	21,062	146	—	117,038
Commercial & industrial	65,882	1,041	5,671	—	—	72,594
HELOC	9,538	—	—	—	—	9,538
Consumer	7,754	—	—	—	—	7,754
	197,008	4,584	27,282	146	—	229,020

Credit impaired acquired loans
Pool 1 - Construction and land A&D	1,434	—	791	—	—	2,225
Pool 2 - Single-family residential	331	—	—	—	—	331
Pool 3 - Multi-family	—	—	—	—	—	—
Pool 4 - HELOC & other consumer	10,898	—	—	—	—	10,898
Pool 5 - Commercial real estate	54,278	—	17,563	—	—	71,841
Pool 6 - Commercial & industrial	1,178	3,321	96	2,545	—	7,140
Total credit impaired acquired loans	68,119	3,321	18,450	2,545	—	92,435
Total gross loans	$7,784,782	$51,582	$271,254	$2,691	$—	$8,110,309

Total grade as a % of total gross loans	96.0%	0.6%	3.4%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

September 30, 2013	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,184,101	$4,595	$170,453	$—	$—	$5,359,149
Construction - speculative	99,436	3,199	28,143	—	—	130,778
Construction - custom	302,722	—	—	—	—	302,722
Land - acquisition & development	64,355	775	12,645	—	—	77,775
Land - consumer lot loans	121,039	—	632	—	—	121,671
Multi-family	819,911	2,114	9,659	—	—	831,684
Commercial real estate	373,012	21,652	20,297	—	—	414,961
Commercial & industrial	240,441	1,049	1,709	—	—	243,199
HELOC	112,186	—	—	—	—	112,186
Consumer	46,720	—	421	—	—	47,141
	7,363,923	$33,384	$243,959	$—	$—	$7,641,266

Acquired loans
Single-family residential	14,468	—	—	—	—	14,468
Construction - speculative	—	—	—	—	—	—
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	312	—	1,177	—	—	1,489
Land - consumer lot loans	3,313	—	—	—	—	3,313
Multi-family	3,227	—	687	—	—	3,914
Commercial real estate	105,055	4,190	24,178	—	—	133,423
Commercial & industrial	64,933	1,309	9,084	—	—	75,326
HELOC	10,179	—	—	—	—	10,179
Consumer	8,267	—	—	—	—	8,267
	209,754	5,499	35,126	—	—	250,379

Credit impaired acquired loans
Pool 1 - Construction and land A&D	980	461	955	—	—	2,396
Pool 2 - Single-family residential	333	—	—	—	—	333
Pool 3 - Multi-family	—	—	—	—	—	—
Pool 4 - HELOC & other consumer	11,337	—	—	—	—	11,337
Pool 5 - Commercial real estate	52,509	3,155	21,245	—	—	76,909
Pool 6 - Commercial & industrial	881	—	7,044	—	—	7,925
Total credit impaired acquired loans	66,040	3,616	29,244	—	—	98,900
Total gross loans	$7,639,717	$42,499	$308,329	$—	$—	$7,990,545
Total grade as a % of total gross loans	95.6%	0.5%	3.9%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

Credit Risk Profile Based on Payment Activity (excludes acquired and covered loans):

December 31, 2013	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,332,821	98.4%	$89,075	1.6%
Construction - speculative	132,815	97.8	3,053	2.2
Construction - custom	333,954	100.0	—	—
Land - acquisition & development	69,262	96.1	2,813	3.9
Land - consumer lot loans	115,658	97.0	3,548	3.0
Multi-family	839,849	99.7	2,494	0.3
Commercial real estate	421,748	97.3	11,613	2.7
Commercial & industrial	273,777	99.8	655	0.2
HELOC	111,106	99.6	471	0.4
Consumer	43,147	97.7	995	2.3
	$7,674,137	98.5%	$114,717	1.5%

September 30, 2013	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,258,688	98.1%	$100,460	1.9%
Construction - speculative	126,218	96.5	4,560	3.5
Construction - custom	302,722	100.0	—	—
Land - acquisition & development	74,872	96.3	2,903	3.7
Land - consumer lot loans	118,334	97.3	3,337	2.7
Multi-family	825,111	99.2	6,573	0.8
Commercial real estate	389,423	97.1	11,736	2.9
Commercial & industrial	256,525	99.8	477	0.2
HELOC	111,923	99.8	263	0.2
Consumer	46,151	97.9	990	0.2
	$7,509,967	98.3%	$131,299	1.7%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

The following table provides information on impaired loan balances and the related allowances by loan types as of December 31, 2013 and September 30, 2013:

December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
With no related allowance recorded:
Single-family residential	$32,815	$36,758	$—		$26,315
Construction - speculative	2,324	2,602	—		1,734
Construction - custom	—	—	—		—
Land - acquisition & development	3,071	10,527	—		2,846
Land - consumer lot loans	3,039	3,184	—		3,697
Multi-family	807	848	—		605
Commercial real estate	21,258	29,657	—		15,872
Commercial & industrial	6,983	30,732	—		5,130
HELOC	392	1,055	—		1,128
Consumer	604	640	—		3,252
	71,293	116,003	—		60,579
With an allowance recorded:
Single-family residential	355,448	361,771	13,973		343,662
Construction - speculative	11,435	11,885	535		9,452
Construction - custom	1,196	1,196	—		660
Land - acquisition & development	9,865	11,104	1,071		5,832
Land - consumer lot loans	13,411	13,794	—		15,550
Multi-family	8,701	8,921	—		5,345
Commercial real estate	18,749	19,686	—		12,097
Commercial & industrial	44	44	—		135
HELOC	1,198	1,198	—		2,504
Consumer	71	71	—		431
	420,118	429,670	15,579	(1)	395,668
Total:
Single-family residential	388,263	398,529	13,973		369,977
Construction - speculative	13,759	14,487	535		11,186
Construction - custom	1,196	1,196	—		660
Land - acquisition & development	12,936	21,631	1,071		8,678
Land - consumer lot loans	16,450	16,978	—		19,247
Multi-family	9,508	9,769	—		5,950
Commercial real estate	40,007	49,343	—		27,969
Commercial & industrial	7,027	30,776	—		5,265
HELOC	1,590	2,253	—		3,632
Consumer	675	711	—		3,683
	$491,411	$545,673	$15,579	(1)	$456,247

(1)Includes $1,606,000 of specific reserves and $13,973,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

September 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance		2013 Average Recorded Investment
	(In thousands)
With no related allowance recorded:
Single-family residential	$33,883	$38,928	$—		$21,458
Construction - speculative	3,891	4,099	—		3,339
Construction - custom	—	—	—		—
Land - acquisition & development	3,020	10,705	—		2,548
Land - consumer lot loans	3,186	3,376	—		1,839
Multi-family	4,929	4,929	—		1,734
Commercial real estate	23,537	31,876	—		9,651
Commercial & industrial	7,279	31,197	—		3,123
HELOC	446	946	—		133
Consumer	601	618	—		127
	80,772	126,674	—		43,952
With an allowance recorded:
Single-family residential	335,140	341,910	15,137		330,407
Construction - speculative	8,892	9,342	1,100		12,362
Construction - custom	—	—	—		—
Land - acquisition & development	2,598	4,002	—		8,315
Land - consumer lot loans	12,631	13,014	2,222		12,301
Multi-family	5,958	6,178	46		7,731
Commercial real estate	7,539	8,476	105		9,321
Commercial & industrial	56	56	—		11
HELOC	938	938	—		858
Consumer	33	33	—		9
	373,785	383,949	18,610	(1)	381,315
Total:
Single-family residential	369,023	380,838	15,137		351,865
Construction - speculative	12,783	13,441	1,100		15,701
Construction - custom	—	—	—		—
Land - acquisition & development	5,618	14,707	—		10,863
Land - consumer lot loans	15,817	16,390	2,222		14,140
Multi-family	10,887	11,107	46		9,465
Commercial real estate	31,076	40,352	105		18,972
Commercial & industrial	7,335	31,253	—		3,134
HELOC	1,384	1,884	—		991
Consumer	634	651	—		136
	$454,557	$510,623	$18,610	(1)	$425,267

(1)	Includes $3,473,000 of specific reserves and $15,137,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

NOTE F – New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. This ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes. The amendments in this ASU eliminate the effective yield election and permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Those not electing the proportional amortization method would account for the investment using the equity method or cost method. The amendments in this ASU should be applied retrospectively to all periods presented. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company has chosen to adopt this ASU as of December 31, 2013. It is being adopted prospectively, as the retrospective adjustments were not material. The amount of affordable housing tax credits that are expected to be recognized during the 2014 calendar year is $3 million. The net investment balance recognized as of December 31, 2013 is $25 million. Using the proportional amortization method, the amount recognized as a component of income tax expense for the 2014 calendar year is $4 million. Contingent commitments for equity contributions during the 2014 calendar year are $27 million. Overall, this adoption does not have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments are intended to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

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
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

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
Measured on a Recurring Basis
Securities
Securities available for sale are recorded at fair value on a recurring basis. Most securities at fair value are priced using model pricing based on the securities' relationship to other benchmark quoted prices as provided by an independent third party, and under the provisions of the Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification are considered a Level 2 input method. Securities that are traded on active exchanges are considered a Level 1 input method.

The following tables present the balance of assets measured at fair value on a recurring basis at December 31, 2013 and September 30, 2013:

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
Equity securities	$100,246	$503	$—	$100,749
Obligations of U.S. government	—	631,326	—	631,326
Obligations of states and political subdivisions	—	22,640	—	22,640
Corporate debt securities	—	450,113	—	450,113
Mortgage-backed securities			—
Agency pass-through certificates	—	1,633,676	—	1,633,676
Balance at end of period	$100,246	$2,738,258	$—	$2,838,504
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the quarter ended December 31, 2013.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

	Fair Value at September 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
Equity securities	$100,726	$511	$—	$101,237
Obligations of U.S. government	—	533,975	—	533,975
Obligations of states and political subdivisions	—	22,545	—	22,545
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	452,015	—	452,015
Mortgage-backed securities
Agency pass-through certificates	—	1,251,176	—	1,251,176
Balance at end of period	$100,726	$2,260,222	$—	$2,360,948
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the quarter ended September 30, 2013 other than a transfer from Level 2 to Level 1 of $511 in Equity Securities.

Measured on a Nonrecurring Basis
Impaired Loans & Real Estate Held for Sale
From time to time, and on a nonrecurring basis, fair value adjustments to collateral-dependent loans and real estate held for sale are recorded to reflect write-downs of principal balances based on the current appraised or estimated value of the collateral. When management determines that the fair value of the collateral or the real estate held for sale requires additional adjustments, either as a result of a non-current appraisal value or when there is no observable market price, the Company classifies the impaired loan or real estate held for sale as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2013 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as covered REO and real estate held for sale for which fair value of the properties was less than the cost basis.
Real estate held for sale consists principally of properties acquired through foreclosure.
The following tables present the aggregated balance of assets measured at estimated fair value on a nonrecurring basis through the three months ended December 31, 2013 and December 31, 2012, and the total losses resulting from those fair value adjustments for the quarters ended December 31, 2013 and December 31, 2012. These estimated fair values are shown gross of estimated selling costs.

	Through December 31, 2013				Quarter Ended December 31, 2013
	Level 1	Level 2	Level 3	Total	Total Losses
	(In thousands)
Impaired loans (1)	$—	$—	$5,580	$5,580	$(805)
Covered REO (2)	—	—	1,286	1,286	65
Real estate held for sale (2)	—	—	10,342	10,342	3,725
Balance at end of period	$—	$—	$17,208	$17,208	$2,985

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

	Through December 31, 2012				Quarter Ended December 31, 2012
	Level 1	Level 2	Level 3	Total	Total Losses
	(In thousands)
Impaired loans (1)			$21,238	$21,238	$9,813
Covered REO (2)			3,080	3,080	91
Real estate held for sale (2)			25,426	25,426	7,536
Balance at end of period			$49,744	$49,744	$17,440

 ___________________

(1)	The losses represents remeasurements of collateral-dependent loans.

(2)	The losses represents aggregate writedowns and charge-offs on real estate held for sale.
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2013 or December 31, 2012.
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
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

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

		December 31, 2013		September 30, 2013
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$967,348	$967,348	$203,563	$203,563
Available-for-sale securities
Equity securities	1	100,749	100,749	101,237	101,237
Obligations of U.S. government	2	631,326	631,326	533,975	533,975
Obligations of states and political subdivisions	2	22,640	22,640	22,545	22,545
Corporate debt securities	2	450,113	450,113	452,015	452,015
Mortgage-backed securities
Agency pass-through certificates	2	1,633,676	1,633,676	1,251,176	1,251,176
Total available-for-sale securities		2,838,504	2,838,504	2,360,948	2,360,948
Held-to-maturity securities	2
Total held-to-maturity securities		1,630,936	1,521,390	1,654,666	1,582,849

Loans receivable	3	7,651,558	8,174,920	7,528,030	8,070,279
Covered loans	3	252,693	255,885	295,947	300,610
FDIC indemnification asset	3	57,818	56,848	64,615	62,300
FHLB stock	2	171,480	171,480	173,009	173,009

Financial liabilities
Customer accounts	2	10,402,726	9,728,207	9,090,271	8,585,068
FHLB advances and other borrowings	2	1,930,000	2,053,910	1,930,000	2,064,248
The following methods and assumptions were used to estimate the fair value of financial instruments:
Cash and cash equivalents – The carrying amount of these items is a reasonable estimate of their fair value.
Available-for-sale securities and held-to-maturity securities – Securities at fair value are primarily priced using model pricing based on the securities' relationship to other benchmark quoted prices as provided by an independent third party, and under the provisions of the Fair Value Measurements and Disclosures topic of the FASB Accounting Standards Codification are considered a Level 2 input method. Equity securities which are exchange traded are considered a Level 1 input method.
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
QUARTER ENDED DECEMBER 31, 2013 AND 2012
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
The following tables provide a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities as of December 31, 2013 and September 30, 2013:

	December 31, 2013
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	61,002	3,021	(196)	63,827	1.98
5 to 10 years	237,101	—	(2,396)	234,705	1.64
Over 10 years	335,626	465	(3,297)	332,794	0.93
Equity Securities
Within 1 year	500	3	—	503	2.17
1 to 5 years	100,000	246	—	100,246	1.80
5 to 10 years	—	—	—	—	—
Corporate bonds due
Within 1 year	—	—	—	—	—
1 to 5 years	334,278	2,051	(93)	336,236	0.80
5 to 10 years	113,095	1,523	(741)	113,877	1.53
Municipal bonds due
Over 10 years	20,417	2,223	—	22,640	6.45
Mortgage-backed securities
Agency pass-through certificates	1,636,178	4,896	(7,398)	1,633,676	2.51
	2,838,197	14,428	(14,121)	2,838,504	2.00
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,630,936	1,409	(110,955)	1,521,390	3.13
	$4,469,133	$15,837	$(125,076)	$4,359,894	2.41%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

	September 30, 2013
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	61,002	3,393	(252)	64,143	1.98
5 to 10 years	129,219	—	(1,547)	127,672	0.86
Over 10 years	344,571	—	(2,411)	342,160	0.93
Equity Securities
1 to 5 years	500	11	—	511	2.17
5 to 10 years	100,000	726	—	100,726	1.80
Corporate bonds due
Within 1 year	19,500	3	—	19,503	0.49
1 to 5 years	317,190	1,980	(130)	319,040	0.75
5 to 10 years	113,060	1,180	(768)	113,472	1.53
Municipal bonds due
Over 10 years	20,422	2,123	—	22,545	6.45
Mortgage-backed securities
Agency pass-through certificates	1,245,400	10,270	(4,494)	1,251,176	2.18
	2,350,864	19,686	(9,602)	2,360,948	1.70
Mortgage-backed securities
Agency pass-through certificates	1,654,666	3,387	(75,204)	1,582,849	3.14
	$4,005,530	$23,073	$(84,806)	$3,943,797	2.30%
During the quarter ended December 31, 2013, there were no available-for-sale securities sold. There were $43,899,000 of available-for-sale securities sold during the quarter ended December 31, 2012, resulting in a gain of $0. These securities were acquired from South Valley Bank and sold on the same day. Substantially all mortgage-backed securities have contractual due dates that exceed 10 years.

The following tables show the unrealized gross losses and fair value of securities at December 31, 2013 and September 30, 2013, by length of time that individual securities in each category have been in a continuous loss position. Management believes that the declines in fair value of these investments are not an other than temporary impairment.

December 31, 2013	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value

Corporate bonds due	$(522)	$54,478	$(312)	$32,782	$(834)	$87,260
U.S. government and agency securities due	(5,819)	523,034	(70)	13,067	(5,889)	536,101
Agency pass-through certificates	(102,068)	2,211,194	(16,285)	388,526	(118,353)	2,599,720
	$(108,409)	$2,788,706	$(16,667)	$434,375	$(125,076)	$3,223,081

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

September 30, 2013	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value

Corporate bonds due	$(660)	$52,434	$(238)	$9,763	$(898)	$62,197
U.S. government and agency securities due	(4,144)	309,109	(66)	14,091	(4,210)	323,200
Agency pass-through certificates	(78,291)	1,703,948	(1,407)	166,503	(79,698)	1,870,451
	$(83,095)	$2,065,491	$(1,711)	$190,357	$(84,806)	$2,255,848

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

NOTE H – Covered Assets
Covered assets represent loans and real estate held for sale acquired from the FDIC that are subject to loss sharing agreements and were $277,343,000 as of December 31, 2013, versus $326,927,000 as of September 30, 2013.
Changes in the carrying amount and accretable yield for acquired impaired and non-impaired loans for the quarter ended December 31, 2013 and the fiscal year ended September 30, 2013 were as follows:

December 31, 2013	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$78,277	$138,091	$17,263	$157,856
Accretion	(7,862)	7,862	(1,347)	1,347
Transfers to REO	—	(399)	—	—
Payments received, net	—	(39,402)	—	(12,662)
Balance at end of period	$70,415	$106,152	$15,916	$146,541

September 30, 2013	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$50,902	$74,953	$23,789	$213,423
Additions (1)	43,299	107,946	—	—
Reclassification from nonaccretable balance, net	17,850	—	—	—
Accretion	(33,774)	33,774	(6,526)	6,526
Transfers to REO	—	(11,196)	—	—
Payments received, net	—	(67,386)	—	(62,093)
Balance at end of period	$78,277	$138,091	$17,263	$157,856
(1) includes FDIC covered loans which were acquired as part of the South Valley acquisition.
At December 31, 2013, none of the acquired impaired or non-impaired loans were classified as non-performing assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.
The outstanding principal balance of acquired loans was $313,204,000 and $362,248,000 as of December 31, 2013 and September 30, 2013, respectively. The discount balance related to the acquired loans was $60,511,000 and $66,301,000 as of December 31, 2013 and September 30, 2013, respectively.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

The following table shows the year to date activity for the FDIC indemnification asset:

	December 31, 2013	September 30, 2013
	(In thousands)
Balance at beginning of fiscal year 2014 and 2013	$64,615	$87,571
Additions (1)	—	18,101
Payments made (received)	(1,295)	(13,421)
Amortization	(5,717)	(28,722)
Accretion	215	1,086
Balance at end of period	$57,818	$64,615
(1) includes FDIC covered loans which were acquired as part of the South Valley acquisition.

The following tables provide information on covered loans based on credit quality indicators (defined in Note E ) as of December 31, 2013 and September 30, 2013:

December 31, 2013	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Purchased non credit-impaired loans:
Single-family residential	$23,971	$—	$2,717	$—	$—	$26,688
Construction - speculative	—	—	—	—	—	—
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	3,648	—	719	—	—	4,367
Land - consumer lot loans	197	—	33	—	—	230
Multi-family	17,000	—	—	—	—	17,000
Commercial real estate	55,109	9,136	18,126	—	—	82,371
Commercial & industrial	4,599	—	3,752	—	—	8,351
HELOC	14,164	—	39	—	—	14,203
Consumer	588	—	—	—	—	588
	119,276	9,136	25,386	—	—	153,798
Total grade as a % of total net loans	77.6%	5.9%	16.5%	—%	—%

Purchased credit-impaired loans:
Pool 1 - Construction and land A&D	15,610	360	25,727	—	—	41,697
Pool 2 - Single-family residential	20,478	—	92	—	—	20,570
Pool 3 - Multi-family	56	—	1,063	—	—	1,119
Pool 4 - HELOC & other consumer	4,098	—	1,775	—	—	5,873
Pool 5 - Commercial real estate	35,694	3,799	39,464	—	—	78,957
Pool 6 - Commercial & industrial	6,604	485	4,101	—	—	11,190
	$82,540	$4,644	$72,222	$—	$—	159,406
				Total covered loans		313,204
					Discount	(60,511)
					Allowance	—
					Covered loans, net	$252,693

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

September 30, 2013	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Purchased non credit-impaired loans:
Single-family residential	$26,426	$—	$2,034	$—	$—	$28,460
Construction - speculative	—	—	—	—	—	—
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	3,069	1,019	722	—	—	4,810
Land - consumer lot loans	245	—	—	—	—	245
Multi-family	17,217	—	1,635	—	—	18,852
Commercial real estate	56,120	9,235	24,144	—	—	89,499
Commercial & industrial	5,175	500	3,741	—	—	9,416
HELOC	14,750	—	—	—	—	14,750
Consumer	604	—	—	—	—	604
	123,606	10,754	32,276	—	—	166,636
Total grade as a % of total net loans	74.2%	6.4%	19.4%	—%	—%

Purchased credit-impaired loans:
Pool 1 - Construction and land A&D	14,361	4,296	25,363	—	—	44,020
Pool 2 - Single-family residential	21,541	—	—	—	—	21,541
Pool 3 - Multi-family	4,131	—	1,100	—	—	5,231
Pool 4 - HELOC & other consumer	4,111	—	1,880	—	—	5,991
Pool 5 - Commercial real estate	36,494	15,113	53,946	—	—	105,553
Pool 6 - Commercial & industrial	4,265	204	8,807	—	—	13,276
	$84,903	$19,613	$91,096	$—	$—	195,612
				Total covered loans		362,248
					Discount	(66,301)
					Allowance	—
					Covered loans, net	$295,947

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

The following tables provide an analysis of the age of purchased non credit-impaired loans in past due status as of December 31, 2013 and September 30, 2013:

December 31, 2013	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
Single-Family Residential	$26,688	$24,351	$286	$63	$1,988	$2,337	8.76%
Construction - Speculative	—	—	—	—	—	—	NM
Construction - Custom	—	—	—	—	—	—	NM
Land - Acquisition & Development	4,367	4,331	—	—	36	36	0.82
Land - Consumer Lot Loans	230	196	—	—	34	34	14.78
Multi-Family	17,000	17,000	—	—	—	—	—
Commercial Real Estate	82,371	80,820	—	—	1,551	1,551	1.88
Commercial & Industrial	8,351	8,308	—	43	—	43	0.51
HELOC	14,203	14,164	—	—	39	39	0.27
Consumer	588	588	—	—	—	—	—
	$153,798	$149,758	$286	$106	$3,648	$4,040	1.51%

September 30, 2013	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
Single-Family Residential	$28,460	$27,411	$78	$—	$971	$1,049	3.69%
Construction - Speculative	—	—	—	—	—	—	NM
Construction - Custom	—	—	—	—	—	—	NM
Land - Acquisition & Development	4,810	4,774	—	—	36	36	0.75
Land - Consumer Lot Loans	245	199	—	—	46	46	18.78
Multi-Family	18,852	17,511	—	—	1,341	1,341	7.11
Commercial Real Estate	89,499	84,949	2,779	455	1,316	4,550	5.08
Commercial & Industrial	9,416	9,416	—	—	—	—	—
HELOC	14,750	14,334	103	74	239	416	2.82
Consumer	604	601	3	—	—	3	0.50
	$166,636	$159,195	$2,963	$529	$3,949	$7,441	4.47%

NM - not meaningful

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2013 AND 2012
(UNAUDITED)

NOTE I – Derivatives and Hedging Activities

The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the bank retains a variable rate loan. Under these agreements, the Company enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Company then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under ASC 815, the Derivatives and Hedging topic, the instruments are marked to market in earnings.
The notional amount of open interest rate swap agreements at December 31, 2013 was $95,135,000 compared to $83,594,000 as of September 30, 2013. There was no impact to the statement of operations for the three months ended December 31, 2013 as the asset and liability side of the swaps offset each other. The fee income related to swaps was $252,000 for the Quarter Ended December 31, 2013.
The Company periodically enters into forward contracts to purchase mortgage-backed securities as part of its interest rate risk management program. The notional amount of commitments to purchase mortgage-backed securities at December 31, 2013 was $0 and at September 30, 2013 was $200,000,000. When there is a balance, the fair value of these contracts is included with the available-for-sale securities on the statement of financial condition.
The following table presents the fair value and balance sheet classification of derivatives not designated as hedging instruments at December 31, 2013 and September 30, 2013:

	Asset Derivatives				Liability Derivatives
	December 31, 2013		September 30, 2013		December 31, 2013		September 30, 2013
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
	(In thousands)
Interest rate contracts	Other assets	$406	Other assets	$7	Other liabilities	$406	Other liabilities	$7
Commitments to purchase MBS	AFS securities	—	AFS securities	$3,188	N/A	N/A	N/A	N/A

NOTE J – Subsequent Events

Branch acquisition - Effective January 23, 2014, Washington Federal, the wholly owned subsidiary of the Company, entered into a Purchase and Assumption Agreement for the acquisition of deposits expected to total approximately $610 million, loans totaling approximately $4 million, and related assets, from Bank of America, National Association, for an aggregate purchase price of 1.30% of the average daily closing deposits, which is estimated to be $8 million. This acquisition represents a total of 23 branches located in Arizona and Nevada. Subject to regulatory approval and the satisfaction of customary closing conditions, the transaction is expected to close in the second calendar quarter of 2014.

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
GENERAL
Washington Federal, Inc. (the “Company”) formed in 1994, is a Washington corporation headquartered in Seattle, Washington. The Company is a bank holding company that conducts its operations through a federally-insured national bank subsidiary, Washington Federal, National Association (the "Bank"). As used throughout this document, the terms "Washington Federal" or the "Company" refer to Washington Federal, Inc. and its consolidated subsidiaries and the term "Bank" refers to the operating subsidiary Washington Federal, National Association.
On July 17, 2013, the Bank converted from a federal savings association to a national bank charter with the Office of the Comptroller of the Currency and is now a national bank. At the same time, the Company which had previously been a savings and loan holding company, became a bank holding company under the Bank Holding Company Act.
The Company's fiscal year end is September 30th. All references to 2013 and 2012 represent balances as of September 30, 2013 and September 30, 2012, respectively, or activity for the fiscal years then ended.
The results discussed below were impacted by the acquisition on close of business October 31, 2013 of eleven branches from Bank of America, National Association; these branches are located in New Mexico. Effective as of the close of business on December 6, 2013, Washington Federal completed the acquisition of another forty branches from Bank of America, National Association; these branches are located in Washington, Oregon, and Idaho. The combined acquisitions provided recorded book values of $1.3 billion in deposit accounts, $9 million of loans, and $16 million in branch properties. Washington Federal paid a 2.60% premium on the total deposits. The cash received by Washington Federal in the transactions was $1.3 billion.
The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the first eleven branches for the period from November 1, 2013 to December 31, 2013 and for the additional forty branches from December 7, 2013 to December 31, 2013.
INTEREST RATE RISK
Historically, the Company accepted a higher level of interest rate risk as a result of its significant holdings of fixed-rate single-family home loans that are longer in term than the characteristics of its primary liabilities of customer accounts and borrowings. Based on Management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term business loans, transaction deposit accounts and extending the maturity on borrowings, to reduce its interest rate risk profile compared to its historical norms. The recent branch acquisitions have accelerated these efforts. The acquired $1.3 billion in deposits are 83% transaction accounts. The Company has also been purchasing more variable rate investments. The composition of the investment portfolio is now 43% variable and 57% fixed rate. In addition, $1.6 billion of its purchased 30-year fixed rate mortgage-backed securities have been designated as held-to-maturity. With rising interest rates, these securities may be subject to unrealized losses. As of December 31, 2013, the unrealized losses on these securities were $110 million.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Maturity Gap Analysis. At December 31, 2013, the Company had approximately $2.873 billion more in liabilities subject to repricing in the next year than assets, which amounted to a negative one-year maturity gap of 19.95% of total assets. This was an increase from the 12.9% negative gap as of September 30, 2013. The increase is partly due to the recently acquired deposits as transaction accounts are subject to repricing at any time. This is combined with some shortening of maturities by existing clients. Additionally, the estimated maturities of mortgage securities has extended as prepayments have slowed. A negative maturity gap implies that funding costs will change more rapidly than interest income on earning assets with movement in interest rates. A negative maturity gap typically results in lower margins when interest rates rise and higher margins when interest rates decline. Gap analysis provides management with a high-level indication of interest rate risk, but is considered less reliable than more detailed modeling.

Net Interest Income Sensitivity. The potential impact of rising interest rates on net interest income in the future is estimated using a model that is based on account level detail for loans and deposits. In the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income will decrease by 5.8% in the next year. This compares to an estimated decrease of 1.6% in the prior quarter's analysis. The increased sensitivity is due to some maturity extension in the investment portfolio. In the event of a gradual increase from current rates by 200 basis points over a twelve-month period, the model forecasts a decrease in net interest income of 2.1% in the first year. This analysis assumes zero balance sheet growth and a constant percentage composition of assets and liabilities. It also assumes that loan and deposit prices respond in full to the increase in market rates. Actual results will differ from the assumptions used in this model, as Management monitors and adjusts loan and deposit pricing and the size and composition of the balance sheet to respond to changing interest rates.

NPV Sensitivity. The NPV estimates the market of value of shareholder's equity based upon forecasted interest rate scenarios. It is derived by calculating the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates is another measure of interest rate risk. This approach provides a longer term view of interest rate risk as it incorporates all future expected cash flows. In the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $520 million and the NPV to total assets ratio to decline to 15.48%. As of September 30, 2013, the estimated decrease in NPV in the event of a 200 basis point increase in rates was estimated to decline by $314 million and the NPV to total assets ratio to decline to 17.42%. The increased NPV sensitivity is due to higher interest rates and lower prices as of December 31, 2013. The base NPV ratio is also lower compared to the prior quarter due to the impact of the branch acquisitions.
Interest Rate Spread. The interest rate spread decreased to 2.58% at December 31, 2013 from 2.73% at September 30, 2013. The spread decreased due to a decline in the average rate on loans and investment securities. As of December 31, 2013, the weighted average rate on customer deposit accounts and borrowings decreased by 12 basis points compared to September 30, 2013, while the weighted average rates on earning assets decreased by 27 basis points over the same period.
As of December 31, 2013, the Company had increased total assets by $1,321,514,000 from $13,082,859,000 at September 30, 2013 due to the recent branch acquisitions that brought $1,314,477,000 in deposits. For the quarter ended December 31, 2013, compared to September 30, 2013, loans (both non-covered and covered) increased $80,274,000, or 1%. Investment securities increased $453,826,000, or 11.3%. Cash and cash equivalents of $967,348,000 and stockholders’ equity of $1,952,984,000 as of December 31, 2013 provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s net worth at December 31, 2013 was $1,952,984,000, or 13.56% of total assets. This was an increase of $23,140,000 from September 30, 2013 when net worth was $1,937,635,000, or 14.81% of total assets. The Company’s net worth was impacted in the three months ended December 31, 2013 by net income of $40,236,000, the payment of $10,179,000 in cash dividends, treasury stock purchases that totaled $18,945,000, as well as a decrease in other comprehensive income of $6,183,000.
Management believes this strong net worth position will help the Company manage its inherent risks and resultant profitability and provide the capital support needed for controlled growth in a regulated environment. To be categorized as well capitalized, Washington Federal must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Actual		Capital Adequacy Guidelines		Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(In thousands)
December 31, 2013
Total capital (to risk-weighted assets)
The Company	$1,737,481	25.62%	$542,535	8.00%	NA	NA
The Bank	1,700,455	25.06%	542,845	8.00%	$678,557	10.00%
Tier I capital (to risk-weighted assets)
The Company	1,652,186	24.36%	271,268	4.00%	NA	NA
The Bank	1,615,112	23.80%	271,423	4.00%	407,134	6.00%
Tier I Capital (to average assets)
The Company	1,652,186	12.29%	537,721	4.00%	NA	NA
The Bank	1,615,112	12.01%	537,831	4.00%	272,289	5.00%

September 30, 2013
Total capital (to risk-weighted assets)
The Company	1,749,383	26.49%	528,243	8.00%	NA	NA
The Bank	1,693,227	25.64%	528,380	8.00%	660,475	10.00%
Tier I capital (to risk-weighted assets)
The Company	1,666,091	25.23%	264,121	4.00%	NA	NA
The Bank	1,609,914	24.38%	264,190	4.00%	396,285	6.00%
Tier I Capital (to average assets)
The Company	1,666,091	13.03%	511,334	4.00%	NA	N/A
The Bank	1,609,914	12.59%	511,358	4.00%	639,197	5.00%
The Company's cash and cash equivalents amounted to $967,348,000 at December 31, 2013, an increase from $203,563,000 at September 30, 2013. The Company is in the process of investing the liquid assets that were acquired in the recent branch acquisitions. Previously, it was holding higher than normal amounts of liquidity due to concern about potentially rising interest rates in the future. Additionally, see "Interest Rate Risk" above and the "Statement of Cash Flows" included in the financial statements.
CHANGES IN FINANCIAL CONDITION
Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $477,566,000, or 20%, during the three months ended December 31, 2013, which included the purchase of $565,080,000 of available-for-sale securities. There were no available-for-sale securities sold during the three months ended December 31, 2013. During the same period, there were no held-to-maturity securities purchased and no sales. As of December 31, 2013, the Company had net unrealized gains on available-for-sale securities of $195,000, net of tax, which were recorded as part of stockholders’ equity. The Company increased its available-for-sale portfolio with investments made with the proceeds from the recent branch acquisitions.
Loans receivable: During the three months ended December 31, 2013, the balance of loans receivable increased to $7,651,558,000 compared to $7,528,030,000 at September 30, 2013. This increase includes net loan activity (originations less principal payments and maturities) for non covered loans of $127,367,000 and the acquisition of $8,278,000 in loans as described in Note B. Additionally, during the three month period, $9,956,000 of loans were transferred to REO.
Covered loans: As of December 31, 2013, covered loans decreased 14.6%, or $43,254,000 to $252,693,000, compared to September 30, 2013 due primarily to $50,220,000 of principal payments and maturities.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the loan portfolio by category for the last three quarters.

Loan Portfolio by Category *	December 31, 2013		September 30, 2013		June 30, 2013
Non-Acquired loans	(In thousands)
Single-family residential	$5,421,896	66.8%	$5,359,149	67.1%	$5,253,604	67.6%
Construction - speculative	135,868	1.7	130,778	1.6	116,363	1.5
Construction - custom	333,954	4.1	302,722	3.8	237,952	3.1
Land - acquisition & development	72,075	0.9	77,775	1.1	85,248	1.1
Land - consumer lot loans	119,206	1.5	121,671	1.5	128,745	1.7
Multi-family	842,343	10.4	831,684	10.4	741,870	9.5
Commercial real estate	433,361	5.3	414,961	5.1	398,130	5.1
Commercial & industrial	274,432	3.4	243,199	3.0	239,469	3.1
HELOC	111,577	1.4	112,186	1.4	111,418	1.4
Consumer	44,142	0.5	47,141	0.6	51,515	0.7
Total non-acquired loans	7,788,854	96	7,641,266	95.6	7,364,314	94.8
Acquired loans
Single-family residential	13,856	0.2	14,468	0.2	15,354	0.2
Construction - speculative	—	—	—	—	—	—
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	1,206	—	1,489	—	3,720	—
Land - consumer lot loans	3,261	—	3,313	—	3,615	0.1
Multi-family	3,773	0.1	3,914	0.1	7,383	0.1
Commercial real estate	117,038	1.4	133,423	1.7	162,724	2.1
Commercial & industrial	72,594	0.9	75,326	0.9	88,768	1.1
HELOC	9,538	0.1	10,179	0.1	11,466	0.1
Consumer	7,754	0.1	8,267	0.1	9,035	0.1
Total acquired loans	229,020	2.8	250,379	3.1	302,065	3.8
Credit-impaired acquired loans
Single-family residential	331	—	333	—	335	—
Construction - speculative	—	—	—	—	—	—
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	2,225	—	2,396	—	2,484	—
Land - consumer lot loans	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Commercial real estate	71,841	1.0	76,909	1.1	78,519	1.1
Commercial & industrial	7,140	0.1	7,925	0.1	8,606	0.1
HELOC	10,834	0.1	11,266	0.1	12,015	0.2
Consumer	64	—	71	—	79	—
Total credit-impaired acquired loans	92,435	1.2	98,900	1.3	102,038	1.4
Total loans
Single-family residential	5,436,083	67.0	5,373,950	67.3	5,269,293	67.8
Construction - speculative	135,868	1.7	130,778	1.6	116,363	1.5
Construction - custom	333,954	4.1	302,722	3.8	237,952	3.1
Land - acquisition & development	75,506	0.9	81,660	1.1	91,452	1.1
Land - consumer lot loans	122,467	1.5	124,984	1.5	132,360	1.8

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Multi-family	846,116	10.5	835,598	10.5	749,253	9.6
Commercial real estate	622,240	7.7	625,293	7.9	639,373	8.3
Commercial & industrial	354,166	4.4	326,450	4	336,843	4.3
HELOC	131,949	1.6	133,631	1.6	134,899	1.7
Consumer	51,960	0.6	55,479	0.7	60,629	0.8
Total loans	8,110,309	100%	7,990,545	100%	7,768,417	100%
Less:
Allowance for probable losses	118,158		116,741		118,104
Loans in process	273,263		275,577		189,677
Discount on acquired loans	31,485		34,143		37,568
Deferred net origination fees	35,845		36,054		32,562
	458,751		462,515		377,911
	$7,651,558		$7,528,030		$7,390,506
 ____________________
* Excludes covered loans
Non-performing assets: Non-performing assets, which excludes discounted acquired assets, decreased during the quarter ended December 31, 2013 to $197,910,000 from $213,617,000 at September 30, 2013, a 7.4% decrease. The continued elevated level of NPAs is a result of the significant decline in housing values in the western United States and the national recession which began in 2007. Non-performing assets as a percentage of total assets was 1.37% at December 31, 2013 compared to 1.63% at September 30, 2013. This level of NPAs remains significantly higher than the 0.96% average in the Company’s 28+ year history as a public company.
The following table sets forth information regarding restructured and non-accrual loans and REO held by the Company at the dates indicated.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2013		September 30, 2013
	(In thousands)
Restructured loans:
Single-family residential	$355,449	85.7%	$356,576	85.7%
Construction - speculative	9,705	2.3	10,733	2.6
Construction - custom	1,196	0.3	1,196	0.3
Land - acquisition & development	6,037	1.5	7,211	1.7
Land - consumer lot loans	13,411	3.2	12,706	3.1
Multi - family	8,701	2.1	7,557	1.8
Commercial real estate	18,749	4.5	18,539	4.5
Commercial & industrial	44	—	56	—
HELOC	1,198	0.3	1,088	0.3
Consumer	71	—	33	—
Total restructured loans (1)	414,561	100%	415,695	100%

Non-accrual loans:
Single-family residential	89,075	77.6%	100,460	76.5%
Construction - speculative	3,053	2.7	4,560	3.5
Construction - custom	—	—	—	—
Land - acquisition & development	2,813	2.5	2,903	2.2
Land - consumer lot loans	3,548	3.1	3,337	2.5
Multi-family	2,494	2.2	6,573	5.0
Commercial real estate	11,613	10.1	11,736	8.9
Commercial & industrial	655	0.6	477	0.4
HELOC	471	0.4	263	0.2
Consumer	995	0.9	990	0.8
Total non-accrual loans (2)	114,717	100%	131,299	100%
Total REO (3)	71,537		72,925
Total REHI (3)	11,656		9,392
Total non-performing assets	$197,910		$213,616
Total non-performing assets and performing restructured loans as a percentage of total assets	4.09%		4.52%
(1) Restructured loans were as follows:
Performing	$390,841	94.3%	$391,415	94.2%
Non-accrual *	23,720	5.7	24,281	5.8
	$414,561	100%	$415,696	100%

*	Included in "Total non-accrual loans" above

(2)
The Company recognized interest income on nonaccrual loans of approximately $1,507,000 in the three months ended December 31, 2013. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $1,512,000 for the three months ended December 31, 2013. The recognized interest income may include more than three months of interest for some of the loans that were brought current. In addition to the nonaccrual loans reflected in the above table, at December 31, 2013 the Company had $94,334,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company’s ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 4.43% at December 31, 2013.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

(3)	Total REO and REHI includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans. Excludes covered REO.
Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Company about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 85.8% of restructured loans as of December 31, 2013. The concession for these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period.
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

	December 31, 2013			September 30, 2013
	Amount	Loans to Total Loans (1)	Coverage Ratio (2)	Amount	Loans to Total Loans (1)	Coverage Ratio (2)
	(In thousands)			(In thousands)
Single-family residential	$67,692	69.5%	1.2%	$64,184	69.9%	1.2%
Construction - speculative	8,142	1.7	6.0	8,407	1.7	6.4
Construction - custom	1,474	4.3	0.4	882	4.0	0.3
Land - acquisition & development	7,084	0.9	9.8	9,165	1.0	11.8
Land - consumer lot loans	3,274	1.5	2.7	3,552	1.6	2.9
Multi-family	4,109	10.8	0.5	3,816	10.9	0.5
Commercial real estate	5,868	5.6	1.4	5,595	5.4	1.3
Commercial & industrial	16,505	3.7	5.7	16,614	3.4	6.5
HELOC	943	1.4	0.8	1,002	1.5	0.9
Consumer	3,067	0.6	6.9	3,524	0.6	7.5
	$118,158	100%		$116,741	100%
 __________________

(1)	Represents the total amount of the loan category as a % of total gross non-acquired and non-covered loans outstanding.

(2)	Represents the allocated allowance of the loan category as a % of total gross non-acquired and non-covered loans outstanding for the same loan category.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Customer accounts: Customer accounts increased $1,312,455,000, or 14.44%, to $10,402,726,000 at December 31, 2013 compared with $9,090,271,000 at September 30, 2013.
The following table shows the composition of the Company’s customer accounts by deposit type as of the dates shown:

	December 31, 2013			September 30, 2013
	(In thousands)
			Wtd. Avg. Rate			Wtd. Avg. Rate
Non-interest checking	$674,824	6.5%	—%	$447,368	4.9%	—%
Interest checking	1,227,548	11.8	0.13%	800,516	8.8	0.13%
Savings (passbook/stmt)	542,573	5.2	0.15%	404,938	4.5	0.15%
Money Market	2,268,979	21.8	0.22%	1,888,020	20.8	0.23%
CD’s	5,688,802	54.7	0.98%	5,549,429	61.0	1.03%
Total	$10,402,726	100%	0.61%	$9,090,271	100%	0.69%
FHLB advances and other borrowings: Total borrowings were $1,930,000,000 as of December 31, 2013 which is the same balance as of September 30, 2013. During the quarter ended December 31, 2013, there were short term borrowings of $625,000,000 that were used to make investments in anticipation of the receipt of cash related to the acquisition of branches from Bank of America, National Association as described in Note E. These were repaid prior to the quarter end.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Net Income: The quarter ended December 31, 2013 produced net income of $40,236,000 compared to $35,282,000 for the same quarter one year ago. Net income for the quarter ended December 31, 2013 benefited from overall lower credit costs, which included the recovery for loan losses and reduced losses on real estate acquired through foreclosure. The provision for loan losses amounted to a recovery of $4,600,000 for the quarter ended December 31, 2013 as compared to a provision of $3,600,000 for the quarter period one year ago. See related discussion in “Provision for Loan Losses” section below for reasons for the decrease in the provision for loan losses. Gains/losses recognized on real estate acquired through foreclosure was a net loss of $1,951,000 for the quarter ended December 31, 2013 as compared to a net loss of $3,319,000 for the same quarter one year ago.
Net Interest Income: Net interest income was $98,312,000 for the quarter ended December 31, 2013, compared to $95,434,000 for the same quarter one year ago, due to lower rates on customer deposits.
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
Rate / Volume Analysis:

	Comparison of Quarters Ended 12/31/13 and 12/31/12
	Volume	Rate	Total
	(In thousands)
Interest income:
Loans and covered loans	$(1,759)	$(7,857)	$(9,616)
Mortgaged-backed securities	3,224	4,412	7,636
Investments (1)	617	1,312	1,929
All interest-earning assets	2,082	(2,133)	(51)
Interest expense:
Customer accounts	1,168	(4,441)	(3,273)
FHLB advances and other borrowings	1,419	(1,075)	344
All interest-bearing liabilities	2,587	(5,516)	(2,929)
Change in net interest income	$(505)	$3,383	$2,878
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB stock
Provision for Loan Losses: The Company recorded a $4,600,000 recovery for loan losses during the quarter ended December 31, 2013, while a $3,600,000 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $197,910,000, or 1.37% , of total assets at December 31, 2013, compared to $264,219,000, or 2.02%, of total assets one year ago. Non-accrual loans decreased from $163,116,000 at December 31, 2012, to $114,717,000 at December 31, 2013, a 29.7% decrease. The Company had net recoveries of $6,017,000 for the quarter ended December 31, 2013, compared with $9,920,000 of net charge-offs for the same quarter one year ago. The improvement in the provision for loan losses is in response to four primary factors: first, the amount of NPA's improved year-over-year; second, non-accrual loans as a percentage of net loans decreased from 2.14% at December 31, 2012, to 1.50% at December 31, 2013; third, the percentage of loans 30 days or more delinquent decreased from 2.80% at December 31, 2012, to 1.81% at December 31, 2013; and finally, the Company's exposure in the land A&D and speculative construction portfolios, the source of the majority of losses during this credit cycle, has decreased from a combined 3.0% of the gross loan portfolio at December 31, 2012, to 2.3% at December 31, 2013.
Management believes the allowance for loan losses, totaling $118,158,000, or 1.46% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio. See Note E for further discussion and analysis of the allowance for loan losses for the quarter ended December 31, 2013.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income: The quarter ended December 31, 2013 produced total other income of $5,788,000 compared to $4,957,000 for the same quarter one year ago, an increase of $831,000, due primarily to increased transaction fee income related to deposit accounts acquired as part of the acquisition of branches from Bank of America, National Association as of the close of business on October 31, 2013 and December 6, 2013. Please see Note B for additional information.
Other Expense: The quarter ended December 31, 2013, produced total other expense of $44,120,000 compared to $38,298,000 for the same quarter one year ago, a 15.2% increase. Total other expense for the quarters ended December 31, 2013 and 2012 equaled 1.30% and 1.20%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 1,848 and 1,430 at December 31, 2013 and 2012, respectively. Higher occupancy expense was due to an increase in the number of branches from 190 as of December 31, 2012 to 235 as of December 31, 2013.
Loss on Real Estate Acquired Through Foreclosure: The quarter ended December 31, 2013, produced a net loss on the sale of real estate acquired through foreclosure of $1,951,000 compared to $3,319,000 for the same quarter one year ago, a 41.2% decrease. The table below indicates some of the activity in the gain (loss) on real estate acquired through foreclosure.

	Quarter Ended December 31,
	2013	2012
	(In thousands)

Net Gain on Sale	$2,333	$1,697
REO Writedowns	(2,219)	(2,659)
REO Operating Expenses	(2,065)	(2,357)
Gain (Loss) on real estate acquired through foreclosure, net	$(1,951)	$(3,319)
Taxes: Income taxes increased to $22,393,000 for the quarter ended December 31, 2013, as compared to $19,892,000 for the same period one year ago. The effective tax rate for the quarter ended December 31, 2013 was 35.75% compared to 36.00% for the quarter ended December 31, 2012. The Company expects an effective tax rate of 35.75% going forward.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2013. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2013 Form 10-K.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in our Form 10-K for the year ended September 30, 2013. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2013 to October 31, 2013	154,900	$20.54	154,900	9,717,934
November 1, 2013 to November 30, 2013	700,000	22.52	700,000	9,017,934
December 1, 2013 to December 31, 2013	—	—	—	9,017,934
Total	854,900	$22.16	854,900	9,017,934
 ___________________

(1)
The Company's only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 41,956,264 shares have been authorized for repurchase.

Item 3.        Defaults Upon Senior Securities
Not applicable

Item 4.        Mine Safety Disclosures
Not applicable

Item 5.        Other Information
Not applicable

Item 6.        Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer

	31.2	Section 302 Certification by the Chief Financial Officer

	32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

	101	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2013 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 7, 2014	/S/ ROY M. WHITEHEAD
ROY M. WHITEHEAD Chairman, President and Chief Executive Officer

February 7, 2014	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL Executive Vice President and Chief Financial Officer