Form 10-Q
period 2014-03-31
WASHINGTON FEDERAL INC
filed 2014-05-09
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at April 30, 2014
Common stock, $1.00 par value	101,329,755

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	March 31, 2014	September 30, 2013
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$608,236	$203,563
Available-for-sale securities, at fair value	3,110,575	2,360,948
Held-to-maturity securities, at amortized cost	1,611,303	1,654,666
Loans receivable, net	7,737,109	7,528,030
Covered loans, net	229,605	295,947
Interest receivable	51,284	49,218
Premises and equipment, net	228,663	206,172
Real estate held for sale	60,995	72,925
Real estate held for investment	13,596	9,392
Covered real estate held for sale	23,005	30,980
FDIC indemnification asset	53,289	64,615
FHLB & FRB stock	167,174	173,009
Intangible assets, net	300,215	264,318
Federal and state income tax assets, net	36,568	44,000
Other assets	132,982	125,076
	$14,364,599	$13,082,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$4,874,321	$3,540,842
Time deposit accounts	5,470,570	5,549,429
	10,344,891	9,090,271
FHLB advances	1,930,000	1,930,000
Advance payments by borrowers for taxes and insurance	17,251	42,443
Accrued expenses and other liabilities	91,774	82,510
	12,383,916	11,145,224
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 133,299,419 and 132,572,475 shares issued; 101,763,415 and 102,484,671 shares outstanding	133,300	132,573
Paid-in capital	1,636,515	1,625,051
Accumulated other comprehensive income, net of taxes	10,490	6,378
Treasury stock, at cost; 31,536,004 and 30,087,804 shares	(452,593)	(420,817)
Retained earnings	652,971	594,450
	1,980,683	1,937,635
	$14,364,599	$13,082,859
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In thousands, except per share data)
INTEREST INCOME
Loans	$106,334	$112,879	$213,561	$229,722
Mortgage-backed securities	20,968	10,642	40,360	22,374
Investment securities and cash equivalents	5,049	2,984	9,688	5,717
	132,351	126,505	263,609	257,813
INTEREST EXPENSE
Customer accounts	14,780	16,695	30,279	35,466
FHLB advances and other borrowings	16,935	16,787	34,383	33,890
	31,715	33,482	64,662	69,356
Net interest income	100,636	93,023	198,947	188,457
Provision for (reversal of) loan losses	(4,336)	—	(8,936)	3,600
Net interest income after provision for (reversal of) loan losses	104,972	93,023	207,883	184,857

OTHER INCOME	6,702	6,046	12,490	11,003

OTHER EXPENSE
Compensation and benefits	27,836	23,077	52,962	44,149
Occupancy	5,990	4,825	11,607	9,272
FDIC insurance premiums	2,767	3,107	5,701	6,450
Information technology	3,931	2,852	6,860	5,290
Amortization of intangible assets	728	371	1,549	726
Other	10,807	6,932	17,500	13,575
	52,059	41,164	96,179	79,462

Gain (loss) on real estate acquired through foreclosure, net	553	(4,003)	(1,398)	(7,322)
Income before income taxes	60,168	53,902	122,796	109,076
Income tax provision	21,511	17,924	43,903	37,816
NET INCOME	$38,657	$35,978	$78,893	$71,260

PER SHARE DATA
Basic earnings	$0.38	$0.34	$0.77	$0.67
Diluted earnings	0.38	0.34	0.77	0.67
Basic weighted average number of shares outstanding	102,013,857	105,206,491	102,173,829	105,606,688
Diluted weighted average number of shares outstanding, including dilutive stock options	102,488,844	105,258,240	102,652,984	105,655,770
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In thousands)

Net income	$38,657	$35,978	$78,893	$71,260
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sale securities	16,277	408	6,501	(2,228)
Related tax benefit (expense)	(5,982)	(150)	(2,389)	819
Other comprehensive income (loss)	10,295	258	4,112	(1,409)

Comprehensive income	$48,952	$36,236	$83,005	$69,851
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at October 1, 2013	$132,573	$1,625,051	$594,450	$6,378	$(420,817)	$1,937,635
Net income			78,893			78,893
Other comprehensive income adjustment				4,112		4,112
Dividends paid on common stock			(20,372)			(20,372)
Compensation expense related to common stock options		600				600
Proceeds from exercise of common stock options	727	9,184				9,911
Restricted stock		1,680				1,680
Treasury stock acquired					(31,776)	(31,776)
Balance at March 31, 2014	$133,300	$1,636,515	$652,971	$10,490	$(452,593)	$1,980,683

(In thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at October 1, 2012	$129,950	$1,586,295	$480,780	$13,306	$(310,579)	$1,899,752
Net income			71,260			71,260
Other comprehensive income adjustment				(1,409)		(1,409)
Dividends paid on common stock			(18,090)			(18,090)
Compensation expense related to common stock options		600				600
Proceeds from exercise of common stock options	13	139				152
Proceeds from issuance of common stock	1,996	31,496				33,492
Restricted stock	20	1,797				1,817
Treasury stock acquired					(53,224)	(53,224)
Balance at March 31, 2013	$131,979	$1,620,327	$533,950	$11,897	$(363,803)	$1,934,350

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$78,893	$71,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,993	7,088
Cash received from FDIC under loss share	1,629	11,668
Stock option compensation expense	600	600
Provision for (reversal of) loan losses	(8,936)	3,600
(Gain) loss on investment securities and real estate held for sale, net	(1,042)	3,028
(Increase) decrease in accrued interest receivable	(2,066)	3,440
(Increase) in FDIC loss share receivable	(1,896)	(777)
Increase (decrease) in income taxes payable	5,043	(13,937)
FHLB and FRB stock dividends	(7,753)	35,712
(Increase) decrease in other assets	6,113	(8,770)
Net cash provided by operating activities	76,578	112,912
CASH FLOWS FROM INVESTING ACTIVITIES
Net (loan originations) principal collections	(127,918)	381,932
FHLB & FRB stock redemption	5,682	1,382
Available-for-sale securities purchased	(930,476)	(356,966)
Principal payments and maturities of available-for-sale securities	185,050	100,906
Available-for-sale securities sold	—	43,199
Held-to-maturity securities purchased	—	(407,135)
Principal payments and maturities of held-to-maturity securities	42,253	132,755
Net cash received from acquisitions	1,254,517	202,308
Proceeds from real estate owned and held for investment	45,705	67,418
Decrease (increase) in intangible assets	—	—
Premises and equipment purchased, net	(19,659)	(18,048)
Net cash provided by investing activities	455,154	147,751
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	(59,630)	(161,712)
Net proceeds from borrowings	—	27,529
Proceeds from exercise of common stock options and related tax benefit	9,911	152
Dividends paid on common stock	(20,372)	(18,930)
Treasury stock purchased	(31,776)	(53,224)
Proceeds from Employee Stock Ownership Plan	(25,192)	(23,849)
Proceeds from issuance of preferred stock and related warrants	(127,059)	(230,034)
Increase (decrease) in advance payments by borrowers for taxes and insurance	404,673	30,629
Cash and cash equivalents at beginning of period	203,563	751,430
Cash and cash equivalents at end of period	$608,236	$782,059
(CONTINUED)
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Months Ended March 31,
	2014	2013
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Non-covered real estate acquired through foreclosure	$20,898	$52,760
Covered real estate acquired through foreclosure	836	5,954
Cash paid during the period for
Interest	65,499	71,092
Income taxes	37,572	32,465
The following summarizes the non-cash activities related to acquisitions
Fair value of assets acquired	$63,111	$819,904
Fair value of liabilities assumed	(1,317,628)	(776,009)
Net fair value of assets (liabilities)	$(1,254,517)	$43,895

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE A – Summary of Significant Accounting Policies
Washington Federal, Inc. was formed in 1994 as a Washington corporation headquartered in Seattle, Washington. The Company is a bank holding company that conducts its operations through a federally-insured national bank subsidiary. As used throughout this document, the terms "Washington Federal" or the "Company" refer to Washington Federal, Inc. and its consolidated subsidiaries and the term "Bank" refers to the operating subsidiary Washington Federal, National Association.
The consolidated unaudited interim financial statements included in this report have been prepared by Washington Federal. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The September 30, 2013 Consolidated Statement of Financial Condition was derived from audited financial statements.
The information included in this Form 10-Q should be read in conjunction with Company’s 2013 Annual Report on Form 10-K (“2013 Form 10-K”) as filed with the SEC. Interim results are not necessarily indicative of results for a full year.
The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its 2013 Form 10-K. Other than as discussed below, there have not been any material changes in its significant accounting policies compared to those contained in its 2013 Form 10-K.
Off-Balance-Sheet Credit Exposures – The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance at March 31, 2014, excluding covered loans, of $545 million. The Company estimates losses on off-balance-sheet credit exposures by including the exposures with the related principal balance outstanding and then applying its general reserve methodology.

NOTE B - Acquisitions

Certain Branches of Bank of America, National Association

Effective as of the close of business on October 31, 2013, the Bank completed the acquisition of eleven branches from Bank of America, National Association; these branches are located in New Mexico. Effective as of the close of business on December 6, 2013, the Bank completed the acquisition of another forty branches from Bank of America, National Association; these branches are located in Washington, Oregon, and Idaho. The combined acquisitions provided $1.3 billion in deposit accounts, $8 million of loans, and $17 million in branch properties. The Bank paid a 2.60% premium on the total deposits and received $1.3 billion in cash from the transaction.

The acquisition method of accounting was used to account for the acquisitions. The purchased assets and assumed liabilities are recorded at their respective acquisition date estimated fair values.

The operating results of the Company include the operating results produced by the first eleven branches for the period from November 1, 2013 to March 31, 2014 and for the additional forty branches from December 7, 2013 to March 31, 2014.

The table below displays the adjusted fair value as of the acquisition date for each major class of assets acquired and liabilities assumed:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

Adjusted Fair Value Recorded by
Washington Federal
(In thousands)
Assets:
Cash	$1,254,517
Loans receivable, net	8,278
Property and equipment, net	17,388
Core deposit intangible	8,145
Goodwill	29,300
Total Assets	1,317,628

Liabilities:
Customer accounts	1,314,478
Other liabilities	3,150
Total Liabilities	1,317,628

Net assets acquired	$—

NOTE C – Dividends
On April 18, 2014, the Company paid its 125th consecutive quarterly cash dividend. Dividends per share were $.10 and $.09 for the quarters ended March 31, 2014 and 2013, respectively.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE D – Loans Receivable (excluding Covered Loans)

	March 31, 2014		September 30, 2013
	(In thousands)
Non-acquired loans
Single-family residential	$5,448,587	66.5%	$5,359,149	67.1%
Construction - speculative	135,001	1.7	130,778	1.6
Construction - custom	354,279	4.3	302,722	3.8
Land - acquisition & development	74,155	0.9	77,775	1.1
Land - consumer lot loans	113,623	1.3	121,671	1.5
Multi-family	866,097	10.6	831,684	10.4
Commercial real estate	454,246	5.6	414,961	5.1
Commercial & industrial	277,109	3.4	243,199	3.0
HELOC	112,549	1.4	112,186	1.4
Consumer	41,339	0.5	47,141	0.6
Total non-acquired loans	7,876,985	96.2	7,641,266	95.6
Non-impaired acquired loans
Single-family residential	13,177	0.2	14,468	0.2
Construction - speculative	—	—	—	—
Construction - custom	—	—	—	—
Land - acquisition & development	1,135	—	1,489	—
Land - consumer lot loans	3,241	0.1	3,313	—
Multi-family	3,538	—	3,914	0.1
Commercial real estate	112,089	1.3	133,423	1.7
Commercial & industrial	69,872	0.9	75,326	0.9
HELOC	8,624	0.1	10,179	0.1
Consumer	6,842	0.1	8,267	0.1
Total acquired loans	218,518	2.7	250,379	3.1
Credit-impaired acquired loans
Single-family residential	329	—	333	—
Construction - speculative	—	—	—	—
Land - acquisition & development	1,759	—	2,396	—
Multi-family	—	—	—	—
Commercial real estate	68,122	0.9	76,909	1.1
Commercial & industrial	4,724	0.1	7,925	0.1
HELOC	10,679	0.1	11,266	0.1
Consumer	58	—	71	—
Total credit-impaired acquired loans	85,671	1.1	98,900	1.3
Total loans
Single-family residential	5,462,093	66.7	5,373,950	67.3
Construction - speculative	135,001	1.7	130,778	1.6
Construction - custom	354,279	4.3	302,722	3.8
Land - acquisition & development	77,049	0.9	81,660	1.1
Land - consumer lot loans	116,864	1.4	124,984	1.5
Multi-family	869,635	10.6	835,598	10.5
Commercial real estate	634,457	7.8	625,293	7.9
Commercial & industrial	351,705	4.4	326,450	4.0

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

HELOC	131,852	1.6	133,631	1.6
Consumer	48,239	0.6	55,479	0.7
Total Loans	8,181,174	100%	7,990,545	100%
Less:
Allowance for probable losses	114,931		116,741
Loans in process	264,946		275,577
Discount on acquired loans	29,286		34,143
Deferred net origination fees	34,902		36,054
	444,065		462,515
	$7,737,109		$7,528,030

Changes in the carrying amount and accretable yield for acquired non-impaired and credit-impaired loans (excluding covered loans) for the six months ended March 31, 2014 and the fiscal year ended September 30, 2013 were as follows:

March 31, 2014	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Net Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance as of beginning of period	$37,236	$69,718	$4,977	$245,373
Reclassification from nonaccretable balance, net (1)	7,300	—	—	—
Accretion	(5,838)	5,838	(606)	606
Transfers to REO	—	(1,188)	—	(1,278)
Payments received, net	—	(13,620)	—	(30,565)
Balance as of end of period	$38,698	$60,748	$4,371	$214,136
(1) reclassification due to improvements in expected cash flows of the underlying loans.

September 30, 2013	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Net Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance as of beginning of period	$16,928	$77,613	$—	$—
Reclassification from nonaccretable balance, net (1)	30,026	—	—	—
Additions (2)	—	9,865	10,804	351,335
Accretion	(9,718)	9,718	(5,827)	5,827
Transfers to REO	—	(3,975)	—	(7,755)
Payments received, net	—	(23,503)	—	(104,034)
Balance as of end of period	$37,236	$69,718	$4,977	$245,373
(1) reclassification due to improvements in expected cash flows of the underlying loans.
(2) includes acquired loans which were acquired as part of the South Valley Bank acquisition.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

The following table sets forth information regarding non-accrual loans (excluding covered loans) held by the Company as of the dates indicated:

	March 31, 2014		September 30, 2013
	(In thousands)
Non-accrual loans:
Single-family residential	$81,740	81.6%	$100,460	76.5%
Construction - speculative	2,132	2.1	4,560	3.5
Construction - custom	265	0.3	—	—
Land - acquisition & development	2,113	2.1	2,903	2.2
Land - consumer lot loans	3,007	3.0	3,337	2.5
Multi-family	2,199	2.2	6,573	5.0
Commercial real estate	7,101	7.1	11,736	8.9
Commercial & industrial	579	0.6	477	0.4
HELOC	441	0.4	263	0.2
Consumer	621	0.6	990	0.8
Total non-accrual loans	$100,198	100%	$131,299	100%

The following tables provide an analysis of the age of loans (excluding covered loans) in past due status as of March 31, 2014 and September 30, 2013, respectively. These balances are net of LIP and charge-offs only.

March 31, 2014	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Non-acquired loans
Single-Family Residential	$5,445,950	$5,343,076	$27,559	$11,275	$64,040	$102,874	1.89%
Construction - Speculative	88,954	88,124	196	—	634	830	0.93
Construction - Custom	178,099	176,624	1,210	—	265	1,475	0.83
Land - Acquisition & Development	67,314	65,259	—	—	2,055	2,055	3.05
Land - Consumer Lot Loans	113,567	110,021	391	273	2,882	3,546	3.12
Multi-Family	848,708	847,562	20	—	1,126	1,146	0.14
Commercial Real Estate	438,382	435,766	967	387	1,262	2,616	0.60
Commercial & Industrial	277,100	275,817	1,246	1	36	1,283	0.46
HELOC	112,550	111,625	603	284	38	925	0.82
Consumer	41,434	40,184	781	225	244	1,250	3.02
Total non-acquired loans	7,612,058	7,494,058	32,973	12,445	72,582	118,000	1.55%

Non-impaired acquired loans
Single-Family Residential	13,177	13,104	73	—	—	73	0.55%
Construction - Speculative	—	—	—	—	—	—	—
Construction - Custom	—	—	—	—	—	—	—
Land - Acquisition & Development	1,135	726	—	409	—	409	36.04

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

Land - Consumer Lot Loans	3,240	3,115	—	—	125	125	3.86
Multi-Family	3,538	3,402	—	—	136	136	3.84
Commercial Real Estate	112,083	108,651	96	—	3,336	3,432	3.06
Commercial & Industrial	69,868	69,542	120	69	137	326	0.47
HELOC	8,624	8,440	184	—	—	184	2.13
Consumer	6,842	6,417	46	2	377	425	6.21
Total non-impaired acquired loans	218,507	213,397	519	480	4,111	5,110	2.34%

Credit-impaired acquired loans
Single-Family Residential	329	329	—	—	—	—	—%
Construction - Speculative	—	—	—	—	—	—	—
Construction - Custom	—	—	—	—	—	—	—
Land - Acquisition & Development	1,758	1,758	—	—	—	—	—
Land - Consumer Lot Loans	—	—	—	—	—	—	—
Multi-Family	—	—	—	—	—	—	—
Commercial Real Estate	68,115	67,767	348	—	—	348	0.51
Commercial & Industrial	4,724	4,318	—	—	406	406	8.59
HELOC	10,679	10,276	—	—	403	403	3.77
Consumer	58	58	—	—	—	—	—
Total credit-impaired acquired loans	85,663	84,506	348	—	809	1,157	1.35%

Total Loans	$7,916,228	$7,791,961	$33,840	$12,925	$77,502	$124,267	1.57%

September 30, 2013	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Non-acquired loans
Single-Family Residential	$5,356,200	$5,237,413	$26,888	$12,373	$79,526	$118,787	2.22%
Construction - Speculative	82,422	80,047	—	—	2,375	2,375	2.88
Construction - Custom	130,095	129,678	417	—	—	417	0.32
Land - Acquisition & Development	71,567	70,106	—	—	1,461	1,461	2.04
Land - Consumer Lot Loans	121,473	117,076	806	355	3,236	4,397	3.62
Multi-Family	790,564	785,793	—	—	4,771	4,771	0.60
Commercial Real Estate	404,680	398,114	2,942	351	3,273	6,566	1.62
Commercial & Industrial	249,405	249,363	42	—	—	42	0.02
HELOC	112,186	111,407	493	213	73	779	0.69
Consumer	47,142	45,620	849	283	390	1,522	3.23
Total non-acquired loans	7,365,734	7,224,617	32,437	13,575	95,105	141,117	1.92%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

Non-impaired acquired loans
Single-Family Residential	14,468	14,343	82	—	43	125	0.86%
Construction - Speculative	—	—	—	—	—	—	NM
Construction - Custom	—	—	—	—	—	—	NM
Land - Acquisition & Development	1,489	1,241	—	—	248	248	16.66
Land - Consumer Lot Loans	3,313	2,987	125	100	101	326	9.84
Multi-Family	3,914	3,914	—	—	—	—	—
Commercial Real Estate	133,398	128,610	134	617	4,037	4,788	3.59
Commercial & Industrial	75,323	74,992	10	153	168	331	0.44
HELOC	10,179	10,063	—	16	100	116	1.14
Consumer	8,266	7,568	90	8	600	698	8.44
Total non-impaired acquired loans	250,350	243,718	441	894	5,297	6,632	2.65%

Credit-impaired acquired loans
Single-Family Residential	333	333	—	—	—	—	—%
Construction - Speculative	—	—	—	—	—	—	NM
Construction - Custom	—	—	—	—	—	—	—
Land - Acquisition & Development	2,393	1,929	—	464	—	464	19.39
Land - Consumer Lot Loans	—	—	—	—	—	—	—
Multi-Family	—	—	—	—	—	—	—
Commercial Real Estate	83,116	80,095	2,301	—	720	3,021	3.63
Commercial & Industrial	1,705	1,396	—	—	309	309	18.12
HELOC	11,266	11,176	—	—	90	90	0.80
Consumer	71	71	—	—	—	—	—
Total credit-impaired acquired loans	98,884	95,000	2,301	464	1,119	3,884	3.93%

Total Loans	$7,714,968	$7,563,335	$35,179	$14,933	$101,521	$151,633	1.97%

Most loans restructured in troubled debt restructurings ("TDRs") are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The concession for these loans is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period. As of March 31, 2014, single-family residential loans comprised 86.1% of TDRs.

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

The following tables provide information related to loans that were restructured during the periods indicated:

	Quarter Ended March 31,
	2014			2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-Family Residential	43	$12,692	$12,692	130	$36,059	$36,059
Construction - Speculative	—	—	—	—	—	—
Construction - Custom	—	—	—	—	—	—
Land - Acquisition & Development	—	—	—	—	—	—
Land - Consumer Lot Loans	1	302	302	9	1,350	1,350
Multi-Family	—	—	—	—	—	—
Commercial Real Estate	—	—	—	—	—	—
Commercial & Industrial	—	—	—	—	—	—
HELOC	—	—	—	1	200	200
Consumer	1	130	130	—	—	—
	45	$13,124	$13,124	140	$37,609	$37,609

	Six Months Ended March 31,
	2014			2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-Family Residential	151	34,877	34,877	230	63,146	63,146
Construction - Speculative	—	—	—	1	2,492	2,492
Construction - Custom	—	—	—	—	—	—
Land - Acquisition & Development	—	—	—	—	—	—
Land - Consumer Lot Loans	6	1,394	1,394	18	2,761	2,761
Multi-Family	2	1,207	1,207	1	55	55
Commercial Real Estate	1	804	804	—	—	—
Commercial & Industrial	—	—	—	—	—	—
HELOC	1	261	261	1	200	200
Consumer	3	167	167	—	—	—
	164	$38,710	$38,710	251	$68,654	$68,654

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

The following tables provide information on restructured loans for which a payment default occurred during the periods indicated and that had been modified as a TDR within 12 months or less of the payment default:

	Quarter Ended March 31,
	2014		2013
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Single-Family Residential	23	$4,218	37	$8,579
Construction - Speculative	—	—	—	—
Construction - Custom	—	—	—	—
Land - Acquisition & Development	—	—	—	—
Land - Consumer Lot Loans	1	83	1	139
Multi-Family	—	—	1	55
Commercial Real Estate	—	—	—	—
Commercial & Industrial	—	—	—	—
HELOC	—	—	2	113
Consumer	—	—	—	—
	24	$4,301	41	$8,886

	Six Months Ended March 31,
	2014		2013
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Single-Family Residential	38	$7,067	55	$13,704
Construction - Speculative	—	—	—	—
Construction - Custom	—	—	—	—
Land - Acquisition & Development	—	—	—	—
Land - Consumer Lot Loans	4	358	1	139
Multi-Family	—	—	1	55
Commercial Real Estate	—	—	1	302
Commercial & Industrial	—	—	—	—
HELOC	—	—	2	113
Consumer	—	—	—	—
	42	$7,425	60	$14,313

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

The following table summarizes the activity in the allowance for loan losses (excluding acquired and covered loans) for the quarter ended March 31, 2014 and fiscal year ended September 30, 2013:

Quarter Ended March 31, 2014	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$67,692	$(2,444)	$2,088	$(3,988)	$63,348
Construction - speculative	8,142	(488)	—	(881)	6,773
Construction - custom	1,474	—	—	125	1,599
Land - acquisition & development	7,084	(85)	299	(1,271)	6,027
Land - consumer lot loans	3,274	(231)	—	(69)	2,974
Multi-family	4,109	—	—	78	4,187
Commercial real estate	5,868	(73)	—	129	5,924
Commercial & industrial	16,505	(444)	2,852	1,490	20,403
HELOC	943	—	—	32	975
Consumer	3,067	(1,010)	1,059	(395)	2,721
	$118,158	$(4,775)	$6,298	$(4,750)	$114,931

Fiscal Year Ended September 30, 2013	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$81,815	$(20,947)	$9,416	$(6,100)	$64,184
Construction - speculative	12,060	(1,446)	501	(2,708)	8,407
Construction - custom	347	(481)	—	1,016	882
Land - acquisition & development	15,598	(3,983)	4,105	(6,555)	9,165
Land - consumer lot loans	4,937	(1,363)	40	(62)	3,552
Multi-family	5,280	(1,043)	171	(592)	3,816
Commercial real estate	1,956	(747)	17	4,369	5,595
Commercial & industrial	7,626	(1,145)	95	10,038	16,614
HELOC	965	(163)	—	200	1,002
Consumer	2,563	(2,783)	2,000	1,744	3,524
	$133,147	$(34,101)	$16,345	$1,350	$116,741

The Company recorded a $4,336,000 reversal of the provision for loan losses during the quarter ended March 31, 2014, while $0 provision was recorded for the same quarter one year ago. This reversal of the provision for loan losses is comprised of a $4,750,000 reversal for non-covered loans and a provision of $414,000 for acquired or covered loans. The primary reason for the current period recovery is the credit quality of the portfolio has been improving significantly and economic conditions are more favorable.
Non-performing assets (“NPAs”) amounted to $174,789,000, or 1.22%, of total assets at March 31, 2014, compared to $246,075,000, or 1.88%, of total assets one year ago. Acquired loans, including covered loans, are not initially classified as non-performing loans because, at acquisition, the carrying value of these loans is adjusted to reflect fair value. There was an additional provision for loan losses recorded on acquired or covered loans during the quarter ended March 31, 2014 of $414,000 as a result of decreased expectations of future cash flows due to increased credit losses for certain acquired loan pools. Non-accrual loans decreased from $149,033,000 at March 31, 2013, to $100,198,000 at March 31, 2014, a 32.8% decrease.
The Company had net recoveries of $1,523,000 for the quarter ended March 31, 2014, compared with $3,943,000 of net charge-offs for the same quarter one year ago. A loan is charged-off when the loss is estimable and it is confirmed that the borrower will not be able to meet its contractual obligations.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

For the period ending March 31, 2014 , $114,096,000 of the allowance was calculated under the Company's general allowance methodology and the remaining $835,000 was made up of specific reserves on loans that were deemed to be impaired. For the period ending September 30, 2013, these amounts were $113,268,000 and $3,473,000, respectively. The shift in total allowance allocation from specific reserves to general reserves is due to the Company having already addressed many of the problem loans focused in the speculative construction and land A&D portfolios, combined with an increase in delinquencies and elevated charge-offs in the single family residential portfolio as compared to prior to the 2009-2011 financial crisis.
The following tables shows a summary of loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves as of March 31, 2014 and September 30, 2013:

March 31, 2014	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$63,348	$5,357,841	1.2%	$—	$90,746	—%
Construction - speculative	6,713	123,185	5.4	60	11,816	0.5
Construction - custom	1,599	354,279	0.5	—	—	—
Land - acquisition & development	5,252	64,917	8.1	775	9,238	8.4
Land - consumer lot loans	2,974	99,065	3.0	—	14,558	—
Multi-family	4,187	857,244	0.5	—	8,853	—
Commercial real estate	5,924	439,307	1.3	—	14,938	—
Commercial & industrial	20,403	288,641	7.1	—	10	—
HELOC	975	111,530	0.9	—	1,020	—
Consumer	2,721	41,339	6.6	—	—	—
	$114,096	$7,737,348	1.5%	$835	$151,179	0.6%

(1)	Excludes acquired loans with discounts sufficient to absorb potential losses and covered loans

September 30, 2013	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$64,184	$5,262,159	1.2%	$—	$96,989	—%
Construction - speculative	7,307	115,554	6.3	1,100	15,224	7.2
Construction - custom	882	302,722	0.3	—	—	—
Land - acquisition & development	6,943	67,521	10.3	2,222	10,254	21.7
Land - consumer lot loans	3,506	107,216	3.3	46	14,455	0.3
Multi-family	3,711	824,279	0.5	105	7,405	1.4
Commercial real estate	5,595	400,789	1.4	—	14,172	—
Commercial & industrial	16,614	256,954	6.5	—	48	—
HELOC	1,002	111,169	0.9	—	1,017	—
Consumer	3,524	47,141	7.5	—	—	—
	$113,268	$7,495,504	1.5%	$3,473	$159,564	2.2%
(1) Excludes acquired loans with discounts sufficient to absorb potential losses and covered loans

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

The following tables provide information on loans based on credit quality indicators (defined above) as of March 31, 2014 and September 30, 2013.
Credit Risk Profile by Internally Assigned Grade (excludes covered loans):

March 31, 2014	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,282,350	$3,009	$163,228	$—	$—	$5,448,587
Construction - speculative	119,429	—	15,572	—	—	135,001
Construction - custom	354,279	—	—	—	—	354,279
Land - acquisition & development	64,579	—	9,576	—	—	74,155
Land - consumer lot loans	113,160	—	463	—	—	113,623
Multi-family	859,295	1,825	4,977	—	—	866,097
Commercial real estate	419,914	17,526	16,806	—	—	454,246
Commercial & industrial	255,607	19,668	1,797	37	—	277,109
HELOC	112,549	—	—	—	—	112,549
Consumer	41,077	—	262	—	—	41,339
	7,622,239	42,028	212,681	37	—	7,876,985

Non-impaired acquired loans
Single-family residential	13,177	—	—	—	—	13,177
Construction - speculative	—	—	—	—	—	—
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	726	—	409	—	—	1,135
Land - consumer lot loans	3,116	—	125	—	—	3,241
Multi-family	3,402	—	136	—	—	3,538
Commercial real estate	93,378	3,473	15,235	3	—	112,089
Commercial & industrial	51,471	13,726	4,638	37	—	69,872
HELOC	8,624	—	—	—	—	8,624
Consumer	6,465	—	377	—	—	6,842
	180,359	17,199	20,920	40	—	218,518

Credit-impaired acquired loans
Pool 1 - Construction and land A&D	1,387	—	371	—	—	1,758
Pool 2 - Single-family residential	329	—	—	—	—	329
Pool 3 - Multi-family	—	—	—	—	—	—
Pool 4 - HELOC & other consumer	10,335	—	403	—	—	10,738
Pool 5 - Commercial real estate	50,768	2,168	15,186	—	—	68,122
Pool 6 - Commercial & industrial	1,126	3,598	—	—	—	4,724
Total credit impaired acquired loans	63,945	5,766	15,960	—	—	85,671
Total gross loans	$7,866,543	$64,993	$249,561	$77	$—	$8,181,174

Total grade as a % of total gross loans	96.2%	0.8%	3.0%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
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

Non-impaired acquired loans
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

Credit-impaired acquired loans
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

Credit Risk Profile Based on Payment Activity (excludes acquired and covered loans):

March 31, 2014	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,366,847	98.5%	$81,740	1.5%
Construction - speculative	132,869	98.4	2,132	1.6
Construction - custom	354,014	99.9	265	0.1
Land - acquisition & development	72,042	97.2	2,113	2.8
Land - consumer lot loans	110,616	97.4	3,007	2.6
Multi-family	863,898	99.7	2,199	0.3
Commercial real estate	447,145	98.4	7,101	1.6
Commercial & industrial	276,530	99.8	579	0.2
HELOC	112,108	99.6	441	0.4
Consumer	40,718	98.5	621	1.5
	$7,776,787	98.7%	$100,198	1.3%

September 30, 2013	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,258,688	98.1%	$100,460	1.9%
Construction - speculative	126,218	96.5	4,560	3.5
Construction - custom	302,722	100.0	—	—
Land - acquisition & development	74,872	96.3	2,903	3.7
Land - consumer lot loans	118,334	97.3	3,337	2.7
Multi-family	825,111	99.2	6,573	0.8
Commercial real estate	389,423	97.1	11,736	2.9
Commercial & industrial	256,525	99.8	477	0.2
HELOC	111,923	99.8	263	0.2
Consumer	46,151	97.9	990	0.2
	$7,509,967	98.3%	$131,299	1.7%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

The following table provides information on impaired loan balances and the related allowances by loan types as of March 31, 2014 and September 30, 2013:

March 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
With no related allowance recorded:
Single-family residential	$26,196	$29,644	$—		$23,970
Construction - speculative	1,769	2,392	—		1,993
Construction - custom	265	265	—		133
Land - acquisition & development	1,973	9,325	—		2,085
Land - consumer lot loans	2,239	2,337	—		2,261
Multi-family	1,264	1,305	—		816
Commercial real estate	22,498	25,229	—		15,076
Commercial & industrial	3,843	23,737	—		3,897
HELOC	262	596	—		262
Consumer	321	376	—		329
	60,630	95,206	—		50,822
With an allowance recorded:
Single-family residential	348,917	355,044	15,730		347,772
Construction - speculative	9,613	10,043	60		9,625
Construction - custom	1,196	1,196	—		1,196
Land - acquisition & development	5,164	6,104	775		5,302
Land - consumer lot loans	13,270	13,653	—		13,305
Multi-family	7,727	7,947	—		7,744
Commercial real estate	14,457	14,662	—		14,511
Commercial & industrial	31	31	—		38
HELOC	1,198	1,198	—		1,198
Consumer	197	197	—		134
	401,770	410,075	16,565	(1)	400,825
Total:
Single-family residential	375,113	384,688	15,730		371,742
Construction - speculative	11,382	12,435	60		11,618
Construction - custom	1,461	1,461	—		1,329
Land - acquisition & development	7,137	15,429	775		7,387
Land - consumer lot loans	15,509	15,990	—		15,566
Multi-family	8,991	9,252	—		8,560
Commercial real estate	36,955	39,891	—		29,587
Commercial & industrial	3,874	23,768	—		3,935
HELOC	1,460	1,794	—		1,460
Consumer	518	573	—		463
	$462,400	$505,281	$16,565	(1)	$451,647

(1)Includes $835,000 of specific reserves and $15,730,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE F – New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. This ASU apply to all reporting entities that invest in qualified affordable housing projects through limited liability entities that are flow through entities for tax purposes. The amendments in this ASU eliminate the effective yield election and permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Those not electing the proportional amortization method would account for the investment using the equity method or cost method. The amendments in this ASU should be applied retrospectively to all periods presented. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company has adopted this ASU as of December 31, 2013. It has been adopted prospectively, as the retrospective adjustments were not material. The amount of affordable housing tax credits that are expected to be recognized during the 2014 calendar year is $3 million. The net investment balance recognized as of March 31, 2014 is $33 million. Using the proportional amortization method, the amount recognized as a component of income tax expense for the 2014 calendar year is $4 million. Contingent commitments for equity contributions during the 2014 calendar year are $31 million. Overall, this adoption does not have a material impact on the Company's consolidated financial statements.

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
QUARTER ENDED MARCH 31, 2014 AND 2013
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
We have established and documented the Company's process for determining the fair values of the Company's assets and liabilities, where applicable. Fair value is based on quoted market prices, when available, for identical or similar assets or liabilities. In the absence of quoted market prices, fair value is determined using valuation models or third-party appraisals. The following is a description of the valuation methodologies used to measure and report the fair value of financial assets and liabilities on a recurring or nonrecurring basis:
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

The following tables present the balance of assets measured at fair value on a recurring basis at March 31, 2014 and September 30, 2013:

	Fair Value at March 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
Equity securities	$101,496	$—	$—	$101,496
Obligations of U.S. government	—	782,257	—	782,257
Obligations of states and political subdivisions	—	22,912	—	22,912
Corporate debt securities	—	434,570	—	434,570
Mortgage-backed securities			—
Agency pass-through certificates	—	1,709,873	—	1,709,873
Other Commercial MBS	—	59,467	—	59,467
Balance at end of period	$101,496	$3,009,079	$—	$3,110,575
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the quarter ended March 31, 2014.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	Fair Value at September 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
Equity securities	$101,237	$—	$—	$101,237
Obligations of U.S. government	—	533,975	—	533,975
Obligations of states and political subdivisions	—	22,545	—	22,545
Corporate debt securities	—	452,015	—	452,015
Mortgage-backed securities
Agency pass-through certificates	—	1,251,176	—	1,251,176
Balance at end of period	$101,237	$2,259,711	$—	$2,360,948
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the quarter ended September 30, 2013 other than a transfer from Level 2 to Level 1 of $511 in Equity securities.

Measured on a Nonrecurring Basis
Impaired Loans & Real Estate Held for Sale
From time to time, and on a nonrecurring basis, fair value adjustments to collateral-dependent loans and real estate held for sale are recorded to reflect write-downs of principal balances based on the current appraised or estimated value of the collateral. When management determines that the fair value of the collateral or the real estate held for sale requires additional adjustments, either as a result of a non-current appraisal value or when there is no observable market price, the Company classifies the impaired loan or real estate held for sale as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2014 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as covered REO and real estate held for sale for which fair value of the properties was less than the cost basis.
Real estate held for sale consists principally of properties acquired through foreclosure.
The following tables present the aggregated balance of assets measured at estimated fair value on a nonrecurring basis through the six months ended March 31, 2014 and March 31, 2013, and the total losses (gains) resulting from those fair value adjustments for the quarters and six months ended March 31, 2014 and March 31, 2013. These estimated fair values are shown gross of estimated selling costs.

	Six Months Ended March 31, 2014				Quarter Ended March 31, 2014	Six Months Ended March 31, 2014
	Level 1	Level 2	Level 3	Total	Total Losses (Gains)
	(In thousands)
Impaired loans (1)	$—	$—	$7,066	$7,066	$269	$(536)
Covered REO (2)	—	—	2,760	2,760	64	129
Real estate held for sale (2)	—	—	26,725	26,725	2,657	6,382
Balance at end of period	$—	$—	$36,551	$36,551	$2,990	$5,975

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	Six Months Ended March 31, 2013				Quarter Ended March 31, 2013	Six Months Ended March 31, 2013
	Level 1	Level 2	Level 3	Total	Total Losses
	(In thousands)
Impaired loans (1)	$—	$—	$45,966	$45,966	$1,225	$11,038
Covered REO (2)	—	—	13,988	13,988	281	372
Real estate held for sale (2)	—	—	54,069	54,069	6,488	14,024
Balance at end of period	$—	$—	$114,023	$114,023	$7,994	$25,434

 ___________________

(1)	The losses represents remeasurements of collateral-dependent loans.

(2)	The losses represents aggregate writedowns and charge-offs on real estate held for sale.
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at March 31, 2014 or March 31, 2013.
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
The evaluations for impairment are prepared by the Problem Loan Review Committee, which is chaired by the Chief Credit Officer and includes the Loan Review manager and Special Credits manager, as well as senior credit officers, division managers and group executives, as applicable. These evaluations are performed in conjunction with the quarterly allowance for probable loan & lease losses process.
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

Real estate held for sale ("REO") - These assets are valued based on inputs such as appraisals and third-party price opinions, less estimated selling costs. Assets that are acquired through foreclosure are recorded initially at the lower of the loan balance or fair value at the date of foreclosure. After foreclosure, valuations are updated periodically, and current market conditions may require the assets to be written down further to a new cost basis. The following method is used to value real estate held for sale:

•
When a loan is reclassified from loan status to real estate held for sale due to the Company taking possession of the collateral, a Special Credits officer, along with the Special Credits manager, obtains a valuation, which may include a third-party appraisal, which is used to establish the fair value of the underlying collateral. The determined fair value net of selling costs, to the extent it does not exceed the carrying value of the loan, becomes the carrying value of the REO asset. In addition to the valuations from independent third-party sources, the carrying balance of REO assets are written down once a bona fide offer is contractually accepted, through execution of a Purchase and Sale Agreement, where the accepted price is lower than the current balance of the particular REO asset. The fair value of REO assets is re-evaluated quarterly and the REO asset is adjusted to reflect the lower of cost or fair value as necessary.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
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

		March 31, 2014		September 30, 2013
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$608,236	$608,236	$203,563	$203,563
Available-for-sale securities
Equity securities	1	101,496	101,496	101,237	101,237
Obligations of U.S. government	2	782,257	782,257	533,975	533,975
Obligations of states and political subdivisions	2	22,912	22,912	22,545	22,545
Corporate debt securities	2	434,570	434,570	452,015	452,015
Mortgage-backed securities
Agency pass-through certificates	2	1,709,873	1,709,873	1,251,176	1,251,176
Other Commercial MBS	2	59,467	59,467	—	—
Total available-for-sale securities		3,110,575	3,110,575	2,360,948	2,360,948
Held-to-maturity securities	2
Total held-to-maturity securities		1,611,303	1,527,531	1,654,666	1,582,849

Loans receivable	3	7,737,109	8,205,310	7,528,030	8,070,279
Covered loans	3	229,605	233,275	295,947	300,610
FDIC indemnification asset	3	53,289	52,408	64,615	62,300
FHLB and FRB stock	2	167,174	167,174	173,009	173,009

Financial liabilities
Customer accounts	2	10,344,891	9,720,995	9,090,271	8,585,068
FHLB advances and other borrowings	2	1,930,000	2,056,430	1,930,000	2,064,248
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
QUARTER ENDED MARCH 31, 2014 AND 2013
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
The following tables provide a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities as of March 31, 2014 and September 30, 2013:

	March 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	$111,002	$2,933	$(1,035)	$112,900	1.58
5 to 10 years	143,562	863	(244)	144,181	1.55
Over 10 years	524,826	1,284	(934)	525,176	1.51
Equity Securities
Within 1 year	500	6	—	506	2.17
1 to 5 years	100,000	990	—	100,990	1.80
5 to 10 years	—	—	—	—	—
Corporate bonds due
Within 1 year	—	—	—	—	—
1 to 5 years	317,365	2,785	—	320,150	0.75
5 to 10 years	113,130	1,465	(175)	114,420	1.53
Municipal bonds due
Over 10 years	20,412	2,500	—	22,912	6.45
Mortgage-backed securities
Agency pass-through certificates	1,703,893	10,746	(4,766)	1,709,873	2.59
Other Commercial MBS	59,300	167	—	59,467	1.69
	3,093,990	23,739	(7,154)	3,110,575	2.09
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,611,303	1,619	(85,391)	1,527,531	3.13
	$4,705,293	$25,358	$(92,545)	$4,638,106	2.44%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	September 30, 2013
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	$61,002	$3,393	$(252)	$64,143	1.98
5 to 10 years	129,219	—	(1,547)	127,672	0.86
Over 10 years	344,571	—	(2,411)	342,160	0.93
Equity Securities
1 to 5 years	500	11	—	511	2.17
5 to 10 years	100,000	726	—	100,726	1.80
Corporate bonds due
Within 1 year	19,500	3	—	19,503	0.49
1 to 5 years	317,190	1,980	(130)	319,040	0.75
5 to 10 years	113,060	1,180	(768)	113,472	1.53
Municipal bonds due
Over 10 years	20,422	2,123	—	22,545	6.45
Mortgage-backed securities
Agency pass-through certificates	1,245,400	10,270	(4,494)	1,251,176	2.18
	2,350,864	19,686	(9,602)	2,360,948	1.70
Mortgage-backed securities
Agency pass-through certificates	1,654,666	3,387	(75,204)	1,582,849	3.14
	$4,005,530	$23,073	$(84,806)	$3,943,797	2.30%
During the quarter ended March 31, 2014, there were no available-for-sale securities sold. There were $43,199,000 of available-for-sale securities sold during the quarter ended March 31, 2013, resulting in a gain of $0. These securities were acquired from South Valley Bank and sold on the same day. Substantially all mortgage-backed securities have contractual due dates that exceed 10 years.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

The following tables indicate the total unrealized gross losses in the securities portfolio (shown above). The unrealized gross losses and fair value of securities as of March 31, 2014 and September 30, 2013 are also shown by the length of time that individual securities in each category have been in a continuous loss position. Management believes that the declines in fair value of these investments are not an other than temporary impairment.

March 31, 2014	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate bonds due	$(100)	$49,900	$(76)	$9,925	$(176)	$59,825
U.S. government and agency securities due	(2,158)	256,389	(55)	12,083	(2,213)	268,472
Agency pass-through certificates	(37,918)	1,112,954	(52,238)	934,305	(90,156)	2,047,259
	$(40,176)	$1,419,243	$(52,369)	$956,313	$(92,545)	$2,375,556

September 30, 2013	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate bonds due	$(660)	$52,434	$(238)	$9,763	$(898)	$62,197
U.S. government and agency securities due	(4,144)	309,109	(66)	14,091	(4,210)	323,200
Agency pass-through certificates	(78,291)	1,703,948	(1,407)	166,503	(79,698)	1,870,451
	$(83,095)	$2,065,491	$(1,711)	$190,357	$(84,806)	$2,255,848

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE H – Covered Assets
Covered assets represent loans and real estate held for sale acquired from the FDIC that are subject to loss sharing agreements and were $252,610,000 as of March 31, 2014, versus $326,927,000 as of September 30, 2013.
Changes in the net carrying amount and accretable yield for acquired impaired and non-impaired covered loans for the year to date period ended March 31, 2014 and the fiscal year ended September 30, 2013 were as follows:

March 31, 2014	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Net Carrying Amount of Loans	Accretable Yield	Net Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$78,277	$138,091	$17,263	$157,856
Reclassification from nonaccretable balance, net (1)	5,885	(2,069)	—	—
Accretion	(15,655)	15,655	(3,475)	3,475
Transfers to REO	—	(678)	—	—
Payments received, net	—	(50,394)	—	(32,331)
Balance at end of period	$68,507	$100,605	$13,788	$129,000
(1) reclassification due to improvements/impairments in expected cash flows of the underlying pools.

September 30, 2013	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Net Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$50,902	$74,953	$23,789	$213,423
Additions (1)	43,299	107,946	—	—
Reclassification from nonaccretable balance, net (2)	17,850	—	—	—
Accretion	(33,774)	33,774	(6,526)	6,526
Transfers to REO	—	(11,196)	—	—
Payments received, net	—	(67,386)	—	(62,093)
Balance at end of period	$78,277	$138,091	$17,263	$157,856
(1) includes FDIC covered loans which were acquired as part of the South Valley Bank acquisition.
(2) reclassification due to improvements/impairments in expected cash flows of the underlying pools.
At March 31, 2014, none of the acquired impaired or non-impaired covered loans were classified as non-performing assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans. The allowance for credit losses related to the acquired loans results from decreased expectations of future cash flows due to increased credit losses for certain acquired loan pools.
The outstanding principal balance of acquired covered loans was $285,769,000 and $362,248,000 as of March 31, 2014 and September 30, 2013, respectively. The discount balance related to the acquired covered loans was $54,095,000 and $66,301,000 as of March 31, 2014 and September 30, 2013, respectively.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

The following table shows the year to date activity for the FDIC indemnification asset:

	March 31, 2014	September 30, 2013
	(In thousands)
Balance at beginning of fiscal year 2014 and 2013	$64,615	$87,571
Additions (1)	1,896	18,101
Payments made (received)	(1,629)	(13,421)
Amortization	(12,007)	(28,722)
Accretion	414	1,086
Balance at end of period	$53,289	$64,615

(1) Includes FDIC covered loans which were acquired as part of the South Valley Bank acquisition in 2013.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

The following tables provide information on covered loans based on credit quality indicators (defined in Note E ) as of March 31, 2014 and September 30, 2013:

March 31, 2014	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Acquired non-impaired loans:
Single-family residential	$23,060	$—	$2,462	$—	$—	$25,522
Construction - speculative	—	—	—	—	—	—
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	2,267	—	716	—	—	2,983
Land - consumer lot loans	74	—	34	—	—	108
Multi-family	16,814	—	—	—	—	16,814
Commercial real estate	40,675	157	26,854	—	—	67,686
Commercial & industrial	4,041	—	3,226	—	—	7,267
HELOC	13,294	—	39	—	—	13,333
Consumer	534	—	—	—	—	534
	100,759	157	33,331	—	—	134,247
Total grade as a % of total net loans	75.1%	0.1%	24.8%	—%	—%

Acquired credit-impaired loans:
Pool 1 - Construction and land A&D	14,266	—	24,493	—	—	38,759
Pool 2 - Single-family residential	19,010	—	982	—	—	19,992
Pool 3 - Multi-family	55	—	1,026	—	—	1,081
Pool 4 - HELOC & other consumer	3,338	—	2,289	—	—	5,627
Pool 5 - Commercial real estate	36,352	3,992	36,528	—	—	76,872
Pool 6 - Commercial & industrial	4,977	437	3,235	542	—	9,191
	$77,998	$4,429	$68,553	$542	$—	151,522
				Total covered loans		285,769
					Discount	(54,095)
					Allowance	(2,069)
					Covered loans, net	$229,605

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

September 30, 2013	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Acquired non-impaired loans:
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

Acquired credit-impaired loans:
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

The following tables provide an analysis of the age of acquired non credit-impaired covered loans in past due status as of March 31, 2014 and September 30, 2013:

March 31, 2014	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
Single-Family Residential	$25,522	$23,543	$281	$63	$1,635	$1,979	7.75%
Construction - Speculative	—	—	—	—	—	—	NM
Construction - Custom	—	—	—	—	—	—	NM
Land - Acquisition & Development	2,983	2,947	—	—	36	36	1.21
Land - Consumer Lot Loans	108	74	—	—	34	34	31.48
Multi-Family	16,814	16,814	—	—	—	—	—
Commercial Real Estate	67,686	66,136	—	—	1,550	1,550	2.29
Commercial & Industrial	7,267	7,173	—	—	94	94	1.29
HELOC	13,333	13,294	—	—	39	39	0.29
Consumer	534	534	—	—	—	—	—
	$134,247	$130,515	$281	$63	$3,388	$3,732	2.78%

September 30, 2013	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
Single-Family Residential	$28,460	$27,411	$78	$—	$971	$1,049	3.69%
Construction - Speculative	—	—	—	—	—	—	NM
Construction - Custom	—	—	—	—	—	—	NM
Land - Acquisition & Development	4,810	4,774	—	—	36	36	0.75
Land - Consumer Lot Loans	245	199	—	—	46	46	18.78
Multi-Family	18,852	17,511	—	—	1,341	1,341	7.11
Commercial Real Estate	89,499	84,949	2,779	455	1,316	4,550	5.08
Commercial & Industrial	9,416	9,416	—	—	—	—	—
HELOC	14,750	14,334	103	74	239	416	2.82
Consumer	604	601	3	—	—	3	0.50
	$166,636	$159,195	$2,963	$529	$3,949	$7,441	4.47%

NM - not meaningful

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

NOTE I – Derivatives and Hedging Activities

The Company periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the bank retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swap agreements with the clients and third parties are not designated as hedges under ASC 815, the Derivatives and Hedging topic; the instruments are marked to market in earnings.
The notional amount of open interest rate swap agreements at March 31, 2014 was $110,462,000 compared to $83,594,000 as of September 30, 2013. There was no impact to the statement of operations for the six-months ended March 31, 2014 as the asset and liability side of the swaps offset each other. The fee income related to swaps was $273,200 for the six months ended March 31, 2014.
The Company periodically enters into forward contracts to purchase mortgage-backed securities as part of its interest rate risk management program. The notional amount of commitments to purchase mortgage-backed securities at March 31, 2014 was $0 and at September 30, 2013 was $200,000,000. When there is a balance, the fair value of these contracts is included with the available-for-sale securities on the statement of financial condition.
The following table presents the fair value and balance sheet classification of derivatives not designated as hedging instruments at March 31, 2014 and September 30, 2013:

	Asset Derivatives				Liability Derivatives
	March 31, 2014		September 30, 2013		March 31, 2014		September 30, 2013
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
	(In thousands)
Interest rate contracts	Other assets	$322	Other assets	$7	Other liabilities	$322	Other liabilities	$7
Commitments to purchase MBS	AFS securities	—	AFS securities	$3,188	N/A	N/A	N/A	N/A

NOTE J – Subsequent Events

Branch acquisition

Upon the receipt of regulatory approvals and the completion of closing conditions, on May 2, 2014, the Bank completed its previously announced acquisition of 23 branches, located in Arizona and Nevada, from Bank of America, National Association.

The 98,000 deposit accounts acquired totaled $539 million, which is $71 million less than the $610 million that was forecasted.  As a result of the decrease in deposits prior to closing, the purchase and sale contract adjusted the deposit premium from 1.30% of deposits to .50% of deposits.  The deposit premium paid amounted to $2.7 million. The acquisition also provided $5 million of loans, $11 million in branch properties and equipment, and $523 million in cash from the transaction.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS
In addition to historical information, this Quarterly Report on Form 10-Q includes certain “forward-looking statements,” as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934 as amended (the "Exchange Act"), based on current management expectations. Actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding the Company’s intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to: general economic conditions; legislative and regulatory changes, including without limitation the potential effect of the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations being promulgated thereunder; monetary fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state and local tax authorities; changes in interest rates; deposit flows; cost of funds; demand for loan products; demand for financial services; competition; changes in the quality or composition of the Company’s loan and investment portfolios; changes in accounting principles; policies or guidelines and other economic, competitive, governmental and technological factors affecting the Company’s operations, markets, products, services and fees. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.
GENERAL
Washington Federal, Inc. was formed in 1994 as a Washington corporation headquartered in Seattle, Washington. The Company is a bank holding company that conducts its operations through the Bank, a federally-insured national bank subsidiary.
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
The results discussed below were impacted by the acquisition on close of business October 31, 2013 of eleven branches from Bank of America, National Association; these branches are located in New Mexico. Effective as of the close of business on December 6, 2013, the Bank completed the acquisition of another forty branches from Bank of America, National Association; these branches are located in Washington, Oregon, and Idaho. The combined acquisitions provided $1.3 billion in deposit accounts, $8 million of loans, and $17 million in branch properties. Washington Federal paid a 2.60% premium on the total deposits and received $1.3 billion in cash from the transactions.
The operating results of the Company include the operating results produced by the first eleven branches for the period from November 1, 2013 to March 31, 2014 and for the additional forty branches from December 7, 2013 to March 31, 2014.
INTEREST RATE RISK
Historically, the Company accepted a higher level of interest rate risk as a result of its significant holdings of fixed-rate single-family home loans that are longer in term than the characteristics of its primary liabilities of customer accounts and borrowings. Based on Management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term business loans, transaction deposit accounts and extending the maturity on borrowings, to reduce its interest rate risk profile compared to its historical norms. The recent branch acquisitions have accelerated these efforts. The acquired $1.3 billion in deposits are 83% transaction accounts. The Company has also been purchasing more variable rate investments. The composition of the investment portfolio is now 45% variable and 55% fixed rate. In addition, $1.6 billion of its purchased 30-year fixed rate mortgage-backed securities have been designated as held-to-maturity. With rising interest rates, these securities may be subject to unrealized losses. As of March 31, 2014, the unrealized losses on these securities were $84 million.

The Company relies on various measures of interest rate risk, including an asset/liability maturity gap analysis, modeling of changes in forecasted net interest income under various rate change scenarios, and the impact of interest rate changes on the net portfolio value (“NPV”) of the Company.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Maturity Gap Analysis. At March 31, 2014, the Company had approximately $2.0 billion more in liabilities subject to repricing in the next year than assets, which amounted to a negative one-year maturity gap of 13.9% of total assets. This was an increase from the 12.9% negative gap as of September 30, 2013. The increase is partly due to the recently acquired deposits as transaction accounts are subject to repricing at any time. Additionally, the estimated maturities of mortgage securities and loans has extended as prepayments have slowed. A negative maturity gap implies that funding costs will change more rapidly than interest income on earning assets with movement in interest rates. A negative maturity gap typically results in lower margins when interest rates rise and higher margins when interest rates decline. Gap analysis provides management with a high-level indication of interest rate risk, but is considered less reliable than more detailed modeling.

Net Interest Income Sensitivity. The potential impact of rising interest rates on net interest income in the future is estimated using a model that is based on account level detail for loans and deposits. In the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income will decrease by 2.1% in the next year. This compares to an estimated decrease of 1.6% as of the September 30, 2013 analysis. The increased sensitivity is due to some maturity extension in the investment portfolio. This analysis assumes zero balance sheet growth and a constant percentage composition of assets and liabilities. It also assumes that loan and deposit prices respond in full to the increase in market rates. Actual results will differ from the assumptions used in this model, as Management monitors and adjusts loan and deposit pricing and the size and composition of the balance sheet to respond to changing interest rates.

NPV Sensitivity. The NPV estimates the market of value of shareholder's equity based upon forecasted interest rate scenarios. It is derived by calculating the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates is another measure of interest rate risk. This approach provides a longer term view of interest rate risk as it incorporates all future expected cash flows. In the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $539 million and the NPV to total assets ratio to decline to 15.23%. As of September 30, 2013, the estimated decrease in NPV in this event was $314 million and the NPV to total assets ratio was estimated to decline to 17.42%. The increased NPV sensitivity and lower base NPV ratio as of March 31, 2014 is due to the impact of the branch acquisitions, including the characteristics of the acquired deposits and the deployment of cash into securities.
Interest Rate Spread. The interest rate spread decreased to 2.67% at March 31, 2014 from 2.73% at September 30, 2013. The spread decreased due to a decline in the average rate on loans and investment securities. As of March 31, 2014, the weighted average rate on customer deposit accounts and borrowings decreased by 15 basis points compared to September 30, 2013, while the weighted average rates on earning assets decreased by 22 basis points over the same period.
As of March 31, 2014, the Company had increased total assets by $1,281,740,000 from $13,082,859,000 at September 30, 2013 due to the recent branch acquisitions that brought $1,314,478,000 in deposits. For the quarter ended March 31, 2014, compared to September 30, 2013, loans (both non-covered and covered) increased $142,737,000, or 1.8%. Investment securities increased $706,264,000, or 17.6%. Cash and cash equivalents of $608,236,000 and stockholders’ equity of $1,980,683,000 as of March 31, 2014 provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s net worth at March 31, 2014 was $1,980,683,000, or 13.79% of total assets. This was an increase of $43,048,000 from September 30, 2013 when net worth was $1,937,635,000, or 14.81% of total assets. The Company’s net worth was impacted in the six months ended March 31, 2014 by net income of $78,893,000, the payment of $20,372,000 in cash dividends, treasury stock purchases that totaled $31,776,000, as well as a increase in other comprehensive income of $4,112,000.
Management believes this strong net worth position will help the Company manage its inherent risks and resultant profitability and provide the capital support needed for controlled growth in a regulated environment. To be categorized as well capitalized, Washington Federal must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Actual		Capital Adequacy Guidelines		Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(In thousands)
March 31, 2014
Total capital (to risk-weighted assets)
The Company	$1,755,764	25.48%	$551,298	8.00%	NA	NA
The Bank	1,740,488	25.25%	551,420	8.00%	$689,275	10.00%
Tier I capital (to risk-weighted assets)
The Company	1,668,794	24.22%	275,649	4.00%	NA	NA
The Bank	1,653,499	23.99%	275,710	4.00%	413,565	6.00%
Tier I Capital (to average assets)
The Company	1,668,794	11.85%	563,323	4.00%	NA	NA
The Bank	1,653,499	11.74%	563,463	4.00%	704,329	5.00%

September 30, 2013
Total capital (to risk-weighted assets)
The Company	1,749,383	26.49%	528,243	8.00%	NA	NA
The Bank	1,693,227	25.64%	528,380	8.00%	660,475	10.00%
Tier I capital (to risk-weighted assets)
The Company	1,666,091	25.23%	264,121	4.00%	NA	NA
The Bank	1,609,914	24.38%	264,190	4.00%	396,285	6.00%
Tier I Capital (to average assets)
The Company	1,666,091	13.03%	511,334	4.00%	NA	N/A
The Bank	1,609,914	12.59%	511,358	4.00%	639,197	5.00%
The Company's cash and cash equivalents amounted to $608,236,000 at March 31, 2014, an increase from $203,563,000 at September 30, 2013. The Company is in the process of investing the liquid assets that were acquired in the recent branch acquisitions. Previously, it was holding higher than normal amounts of liquidity due to concern about potentially rising interest rates in the future. Additionally, see "Interest Rate Risk" above and the "Statement of Cash Flows" included in the financial statements.
CHANGES IN FINANCIAL CONDITION
Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $749,627,000, or 31.7%, during the six months ended March 31, 2014, which included the purchase of $930,476,000 of available-for-sale securities. There were no available-for-sale securities sold during the six months ended March 31, 2014. During the same period, there were no held-to-maturity securities purchased and no sales. As of March 31, 2014, the Company had net unrealized gains on available-for-sale securities of $10,490,000, net of tax, which were recorded as part of stockholders’ equity. The Company increased its available-for-sale portfolio with investments made with the proceeds from the recent branch acquisitions.
Loans receivable: During the six months ended March 31, 2014, the balance of loans receivable increased to $7,737,109,000 compared to $7,528,030,000 at September 30, 2013. This increase includes net loan activity (originations less principal payments and maturities) for non covered loans of $208,020,000 and the acquisition of $8,278,000 in loans as described in Note B. Additionally, during the six month period, $20,898,000 of loans were transferred to REO.
Covered loans: As of March 31, 2014, covered loans decreased 22.4%, or $66,342,000 to $229,605,000, compared to September 30, 2013 due primarily to $80,725,000 of principal payments and maturities.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the loan portfolio by category for the last three quarters.

Loan Portfolio by Category *	March 31, 2014		December 31, 2013		September 30, 2013
Total Loans
Single-family residential	5,462,093	66.6	5,436,083	67.0	5,373,950	67.3
Construction - speculative	135,001	1.7	135,868	1.7	130,778	1.6
Construction - custom	354,279	4.3	333,954	4.1	302,722	3.8
Land - acquisition & development	77,049	0.9	75,506	0.9	81,660	1.1
Land - consumer lot loans	116,864	1.5	122,467	1.5	124,984	1.5
Multi-family	869,635	10.6	846,116	10.5	835,598	10.5
Commercial real estate	634,457	7.8	622,240	7.7	625,293	7.9
Commercial & industrial	351,705	4.4	354,166	4.4	326,450	4
HELOC	131,852	1.6	131,949	1.6	133,631	1.6
Consumer	48,239	0.6	51,960	0.6	55,479	0.7
Total Loans	8,181,174	100%	8,110,309	100%	7,990,545	100%
Less:
Allowance for probable losses	114,931		118,158		116,741
Loans in process	264,946		273,263		275,577
Discount on acquired loans	29,286		31,485		34,143
Deferred net origination fees	34,902		35,845		36,054
	444,065		458,751		462,515
	$7,737,109		$7,651,558		$7,528,030
 ____________________
* Excludes covered loans
Non-performing assets (excludes discounted acquired assets): NPAs decreased during the quarter ended March 31, 2014 to $174,789,000 from $213,616,000 at September 30, 2013, an 18.2% decrease, due to improving credit conditions and credit quality. Non-performing assets as a percentage of total assets was 1.22% at March 31, 2014 compared to 1.63% at September 30, 2013. This level of NPAs is significantly higher than the Company's history prior to 2007 of 0.50%. The Company’s 30-year average is 0.96%.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth information regarding restructured and non-accrual loans and REO held by the Company at the dates indicated.

	March 31, 2014		September 30, 2013
	(In thousands)
Restructured loans:
Single-family residential	$348,918	86.1%	$356,577	85.7%
Construction - speculative	9,416	2.3	10,733	2.6
Construction - custom	1,196	0.3	1,196	0.3
Land - acquisition & development	5,164	1.3	7,211	1.7
Land - consumer lot loans	13,270	3.3	12,706	3.1
Multi - family	7,727	1.9	7,557	1.8
Commercial real estate	18,107	4.5	18,539	4.5
Commercial & industrial	31	—	56	—
HELOC	1,198	0.3	1,088	0.3
Consumer	197	—	33	—
Total restructured loans (1)	405,224	100%	415,696	100%

Non-accrual loans:
Single-family residential	81,740	81.6%	100,460	76.5%
Construction - speculative	2,132	2.1	4,560	3.5
Construction - custom	265	0.3	—	—
Land - acquisition & development	2,113	2.1	2,903	2.2
Land - consumer lot loans	3,007	3.0	3,337	2.5
Multi-family	2,199	2.2	6,573	5.0
Commercial real estate	7,101	7.1	11,736	8.9
Commercial & industrial	579	0.6	477	0.4
HELOC	441	0.4	263	0.2
Consumer	621	0.6	990	0.8
Total non-accrual loans (2)	100,198	100%	131,299	100%
Total REO (3)	60,995		72,925
Total REHI (3)	13,596		9,392
Total non-performing assets	$174,789		$213,616
Total non-performing assets and performing restructured loans as a percentage of total assets	3.88%		4.52%

(1) Restructured loans were as follows:
Performing	$381,849	94.2%	$391,415	94.2%
Non-accrual (included in Total non-accrual loans)	23,375	5.8	24,281	5.8
	$405,224	100%	$415,696	100%

(2)
The Company recognized interest income on nonaccrual loans of approximately $3,057,000 in the six months ended March 31, 2014. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $2,819,000 for the six months ended March 31, 2014. The recognized interest income may include more than six months of interest for some of the loans that were brought current.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the nonaccrual loans reflected in the above table, at March 31, 2014 the Company had $87,415,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company’s ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 4.48% at March 31, 2014.

(3)	Total REO and REHI includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans. Excludes covered REO.
Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Company about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 86.1% of restructured loans as of March 31, 2014. The concession for these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period.
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
A loan that defaults and is subsequently modified would impact the Company’s delinquency trend, which is part of the qualitative risk factors component of the general reserve calculation. Any modified loan that re-defaults and is charged-off would impact the historical loss factors component of the Company's general reserve calculation.
Allocation of the allowance for loan losses: The following table shows the allocation of the Company’s allowance for loan losses at the dates indicated.

	March 31, 2014			September 30, 2013
	Amount	Loans to Total Loans (1)	Coverage Ratio (2)	Amount	Loans to Total Loans (1)	Coverage Ratio (2)
	(In thousands)			(In thousands)
Single-family residential	$63,348	69.1%	1.2%	$64,184	69.9%	1.2%
Construction - speculative	6,773	1.7	5.0	8,407	1.7	6.4
Construction - custom	1,599	4.5	0.5	882	4.0	0.3
Land - acquisition & development	6,027	0.9	8.1	9,165	1.0	11.8
Land - consumer lot loans	2,974	1.4	2.6	3,552	1.6	2.9
Multi-family	4,187	11.0	0.5	3,816	10.9	0.5
Commercial real estate	5,924	5.8	1.3	5,595	5.4	1.3
Commercial & industrial	20,403	3.7	7.1	16,614	3.4	6.5
HELOC	975	1.4	0.9	1,002	1.5	0.9
Consumer	2,721	0.5	6.6	3,524	0.6	7.5
	$114,931	100%	1.5%	$116,741	100%	1.5%

(1)	Represents the total amount of the loan category as a % of total gross non-acquired and non-covered loans outstanding.

(2)	Represents the allocated allowance of the loan category as a % of total gross non-acquired and non-covered loans outstanding for the same loan category.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Customer accounts: Customer accounts increased $1,254,620,000, or 13.80%, to $10,344,891,000 at March 31, 2014 compared with $9,090,271,000 at September 30, 2013.
The following table shows the composition of the Company’s customer accounts by deposit type as of the dates shown:

	March 31, 2014			September 30, 2013
	(In thousands)
			Wtd. Avg. Rate			Wtd. Avg. Rate
Non-interest checking	$691,577	6.7%	—%	$447,368	4.9%	—%
Interest checking	1,265,041	12.2	0.08%	800,516	8.8	0.13%
Savings (passbook/stmt)	575,440	5.6	0.10%	404,938	4.5	0.15%
Money Market	2,342,263	22.6	0.19%	1,888,020	20.8	0.23%
CD’s	5,470,570	52.9	0.95%	5,549,429	61.0	1.03%
Total	$10,344,891	100%	0.56%	$9,090,271	100%	0.69%
FHLB advances and other borrowings: Total borrowings were $1,930,000,000 as of March 31, 2014 which is the same balance as of September 30, 2013. The Company has a credit line with the FHLB Seattle equal to 50% of total assets, providing a substantial source of liquidity if needed. FHLB advances are collateralized as provided for in the Advances, Pledge and Security Agreement by all FHLB stock owned by the Company, deposits with the FHLB and certain mortgages or deeds of trust securing such properties as provided in the agreements with the FHLB.

RESULTS OF OPERATIONS
Net Income: The quarter ended March 31, 2014 produced net income of $38,657,000 compared to $35,978,000 for the same quarter one year ago. For the six months ended March 31, 2014, net income totaled $78,893,000 compared to $71,260,000 for the same period one year ago. Net income for the quarter and six months ended March 31, 2014 benefited from overall lower credit costs, which included the recovery for loan losses and reduced losses on real estate acquired through foreclosure. The provision for loan losses amounted to a recovery of $4,336,000 and $8,936,000 for the quarter and six months ended March 31, 2014, respectively, as compared to a provision of $0 and $3,600,000 for the quarter and six months ended March 31, 2013, respectively. See related discussion in “Provision for Loan Losses” section below for reasons for the decrease in the provision for loan losses. Gains/losses recognized on real estate acquired through foreclosure was a net gain of $553,000 and a net loss of $1,398,000 for the quarter and six months ended March 31, 2014, respectively, as compared to a net loss of $4,003,000 and $7,322,000 for the quarter and six month periods one year ago, respectively.
Net Interest Income: Net interest income was $100,636,000 for the quarter ended March 31, 2014, compared to $93,023,000 for the same quarter one year ago, due to increased interest income on mortgage-backed securities and lower rates on customer deposits.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rate / Volume Analysis:

	Comparison of Quarters Ended 3/31/14 and 3/31/13			Comparison of Six months Ended 3/31/14 and 3/31/13
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income:
Loans and covered loans	$464	$(7,009)	$(6,545)	$(1,316)	$(14,845)	$(16,161)
Mortgaged-backed securities	4,269	6,161	10,430	7,596	10,470	18,066
Investments (1)	887	1,074	1,961	1,469	2,422	3,891
All interest-earning assets	5,620	226	5,846	7,749	(1,953)	5,796
Interest expense:
Customer accounts	2,096	(4,011)	(1,915)	3,420	(8,607)	(5,187)
FHLB advances and other borrowings	523	(375)	148	1,955	(1,462)	493
All interest-bearing liabilities	2,619	(4,386)	(1,767)	5,375	(10,069)	(4,694)
Change in net interest income	$3,001	$4,612	$7,613	$2,374	$8,116	$10,490
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB stock
Provision for Loan Losses: The Company recorded a $4,336,000 recovery for loan losses during the quarter ended March 31, 2014, while a $0 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $174,789,000, or 1.22% , of total assets at March 31, 2014, compared to $246,075,000, or 1.88%, of total assets one year ago. Non-accrual loans decreased from $149,033,000 at March 31, 2013, to $100,198,000 at March 31, 2014, a 32.8% decrease. The Company had net recoveries of $1,523,000 for the quarter ended March 31, 2014, compared with $3,943,000 of net charge-offs for the same quarter one year ago. The improvement in the provision for loan losses is in response to three primary factors: first, the amount of NPAs improved year-over-year; second, non-accrual loans as a percentage of net loans decreased from 2.00% at March 31, 2013, to 1.30% at March 31, 2014; and third, the percentage of loans 30 days or more delinquent decreased from 2.34% at March 31, 2013, to 1.57% at March 31, 2014.
Management believes the allowance for loan losses, totaling $114,931,000, or 1.40% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio. See Note E for further discussion and analysis of the allowance for loan losses for the quarter ended March 31, 2014.
Other Income: The quarter ended March 31, 2014 produced total other income of $6,702,000 compared to $6,046,000 for the same quarter one year ago, an increase of $656,000, due primarily to increased transaction fee income related to deposit accounts acquired as part of the acquisition of branches from Bank of America, National Association as of the close of business on October 31, 2013 and December 6, 2013. Please see Note B for additional information.
Other Expense: The quarter ended March 31, 2014, produced total other expense of $52,059,000 compared to $41,164,000 for the same quarter one year ago, a 26.5% increase. Total other expense for the quarters ended March 31, 2014 and 2013 equaled 1.45% and 1.26%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 1,846 and 1,439 at March 31, 2014 and 2013, respectively. Higher occupancy expense was due to an increase in the number of branches from 188 as of March 31, 2013 to 231 as of March 31, 2014.
Loss on Real Estate Acquired Through Foreclosure: The quarter ended March 31, 2014, produced a net gain on the sale of real estate acquired through foreclosure of $553,000 compared to a net loss of $4,003,000 for the same quarter one year ago, a 113.8% improvement. The table below indicates some of the activity in the gain (loss) on real estate acquired through foreclosure.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Quarter Ended March 31,
	2014	2013
	(In thousands)

Net Gain on Sale	$2,362	$1,035
REO Writedowns	(879)	(2,868)
REO Operating Expenses	(930)	(2,170)
Gain (loss) on real estate acquired through foreclosure, net	$553	$(4,003)
Taxes: Income taxes increased to $21,511,000 for the quarter ended March 31, 2014, as compared to $17,924,000 for the same period one year ago. The effective tax rate for the quarter ended March 31, 2014 was 35.75% compared to 33.25% for the quarter ended March 31, 2013. The quarter ended March 31, 2013 benefited from the settlement of a tax dispute in the Company's favor. The Company expects an effective tax rate of 35.75% going forward.

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

Item 4.        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management has evaluated, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on the evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the 2013 Form 10-K for the year ended September 30, 2013. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2014 to January 31, 2014	—	$—	—	9,017,934
February 1, 2014 to February 28, 2014	593,300	21.63	593,300	8,424,634
March 1, 2014 to March 31, 2014	—	—	—	8,424,634
Total	593,300	$21.63	593,300	8,424,634
 ___________________

(1)
The Company's only stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 41,956,264 shares have been authorized for repurchase.

Item 3.        Defaults Upon Senior Securities
Not applicable

Item 4.        Mine Safety Disclosures
Not applicable

Item 5.        Other Information
Not applicable

Item 6.        Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer

	31.2	Section 302 Certification by the Chief Financial Officer

	32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

	101	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2014	/S/ ROY M. WHITEHEAD
ROY M. WHITEHEAD Chairman, President and Chief Executive Officer

May 8, 2014	/S/ DIANE L. KELLEHER
DIANE L. KELLEHER Senior Vice President and Chief Financial Officer