Form 10-Q
period 2014-06-30
WASHINGTON FEDERAL INC
filed 2014-08-11
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at July 31, 2014
Common stock, $1.00 par value	99,512,647

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	June 30, 2014	September 30, 2013
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$861,304	$203,563
Available-for-sale securities, at fair value	3,103,021	2,360,948
Held-to-maturity securities, at amortized cost	1,583,853	1,654,666
Loans receivable, net	7,965,954	7,528,030
Covered loans, net	207,207	295,947
Interest receivable	51,392	49,218
Premises and equipment, net	246,800	206,172
Real estate held for sale	57,352	72,925
Real estate held for investment	10,780	9,392
Covered real estate held for sale	26,339	30,980
FDIC indemnification asset	44,065	64,615
FHLB & FRB stock	162,904	173,009
Intangible assets, net	303,983	264,318
Federal and state income tax assets, net	25,258	44,000
Other assets	139,743	125,076
	$14,789,955	$13,082,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$5,315,781	$3,540,842
Time deposit accounts	5,449,899	5,549,429
	10,765,680	9,090,271
FHLB advances	1,930,000	1,930,000
Advance payments by borrowers for taxes and insurance	28,513	42,443
Accrued expenses and other liabilities	75,127	82,510
	12,799,320	11,145,224
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 133,332,272 and 132,572,475 shares issued; 100,296,268 and 102,484,671 shares outstanding	133,332	132,573
Paid-in capital	1,638,070	1,625,051
Accumulated other comprehensive income, net of taxes	24,421	6,378
Treasury stock, at cost; 33,036,004 and 30,087,804 shares	(485,048)	(420,817)
Retained earnings	679,860	594,450
	1,990,635	1,937,635
	$14,789,955	$13,082,859
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
INTEREST INCOME
Loans	$108,089	$112,932	$321,650	$342,654
Mortgage-backed securities	20,507	11,951	60,947	34,325
Investment securities and cash equivalents	6,415	3,293	16,023	9,010
	135,011	128,176	398,620	385,989
INTEREST EXPENSE
Customer accounts	14,238	16,385	44,517	51,851
FHLB advances and other borrowings	17,494	17,075	51,877	50,966
	31,732	33,460	96,394	102,817
Net interest income	103,279	94,716	302,226	283,172
Provision for (reversal of) loan losses	(3,000)	—	(11,936)	3,600
Net interest income after provision for (reversal of) loan losses	106,279	94,716	314,162	279,572

OTHER INCOME	8,072	5,059	20,562	16,062

OTHER EXPENSE
Compensation and benefits	28,946	24,582	81,908	68,731
Occupancy	6,060	4,530	17,668	13,801
FDIC insurance premiums	2,978	2,831	8,679	9,280
Information technology	3,505	2,371	10,365	7,661
Amortization of intangible assets	1,052	660	2,601	1,386
Other	10,752	6,636	28,250	20,214
	53,293	41,610	149,471	121,073

Gain (loss) on real estate acquired through foreclosure, net	(2,056)	176	(3,454)	(7,145)
Income before income taxes	59,002	58,341	181,799	167,416
Income tax provision	21,092	21,003	64,996	58,818
NET INCOME	$37,910	$37,338	$116,803	$108,598

PER SHARE DATA
Basic earnings	$0.38	$0.36	$1.15	$1.03
Diluted earnings	0.37	0.36	1.14	1.03
Basic weighted average number of shares outstanding	100,979,219	104,143,915	101,777,112	105,119,097
Diluted weighted average number of shares outstanding, including dilutive stock options	101,393,936	104,192,444	102,234,350	105,167,959
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Net income	$37,910	$37,338	$116,803	$108,598
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sale securities	22,026	(10,697)	28,527	(12,925)
Related tax benefit (expense)	(8,095)	3,931	(10,484)	4,750
Other comprehensive income (loss)	13,931	(6,766)	18,043	(8,175)

Comprehensive income	$51,841	$30,572	$134,846	$100,423
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
			(In thousands)
Balance at October 1, 2013	$132,573	$1,625,051	$594,450	$6,378	$(420,817)	$1,937,635
Net income			116,803			116,803
Other comprehensive income adjustment				18,043		18,043
Dividends paid on common stock			(31,393)			(31,393)
Compensation expense related to common stock options		900				900
Proceeds from exercise of common stock options	759	9,599				10,358
Restricted stock		2,520				2,520
Treasury stock acquired					(64,231)	(64,231)
Balance at June 30, 2014	$133,332	$1,638,070	$679,860	$24,421	$(485,048)	$1,990,635

(In thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
			(In thousands)
Balance at October 1, 2012	$129,950	$1,586,295	$480,780	$13,306	$(310,579)	$1,899,752
Net income			108,598			108,598
Other comprehensive income adjustment				(8,175)		(8,175)
Dividends paid on common stock			(27,591)			(27,591)
Compensation expense related to common stock options		900				900
Proceeds from exercise of common stock options	26	271				297
Proceeds from issuance of common stock	1,996	31,495				33,491
Restricted stock	418	2,239				2,657
Treasury stock acquired					(87,037)	(87,037)
Balance at June 30, 2013	$132,390	$1,621,200	$561,787	$5,131	$(397,616)	$1,922,892

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$116,803	$108,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,467	10,507
Cash received from FDIC under loss share	949	13,014
Stock option compensation expense	900	900
(Reversal of) provision for loan losses	(11,936)	3,600
Loss (gain) on real estate held for sale, net	598	(18)
(Increase) decrease in accrued interest receivable	(2,174)	872
Increase in FDIC loss share receivable	(2,029)	(1,346)
Increase (decrease) in income taxes payable	8,258	(9,446)
(Increase) decrease in other assets	(14,514)	36,665
Decrease in accrued expenses and other liabilities	(10,487)	(23,177)
Net cash provided by operating activities	94,835	140,169
CASH FLOWS FROM INVESTING ACTIVITIES
Net (loan originations) principal collections	(329,076)	475,354
FHLB & FRB stock redemption	9,952	4,391
Available-for-sale securities purchased	(1,080,476)	(506,966)
Principal payments and maturities of available-for-sale securities	363,103	198,555
Available-for-sale securities sold	—	43,198
Held-to-maturity securities purchased	—	(821,215)
Principal payments and maturities of held-to-maturity securities	68,981	428,827
Net cash received from acquisitions	1,776,660	202,308
Proceeds from real estate owned and held for investment	66,766	104,360
Premises and equipment purchased	(35,647)	(22,941)
Net cash provided by investing activities	840,263	105,871
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in customer accounts	(178,161)	(250,364)
Net proceeds from borrowings	—	27,529
Proceeds from exercise of common stock options and related tax benefit	10,358	297
Dividends paid on common stock	(31,393)	(26,651)
Treasury stock purchased	(64,231)	(87,037)
Decrease in advance payments by borrowers for taxes and insurance	(13,930)	(14,387)
Net cash used by financing activities	(277,357)	(350,613)
Increase (decrease) in cash and cash equivalents	657,741	(104,573)
Cash and cash equivalents at beginning of period	203,563	751,430
Cash and cash equivalents at end of period	$861,304	$646,857
(CONTINUED)
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine Months Ended June 30,
	2014	2013
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Non-covered real estate acquired through foreclosure	$32,818	$72,762
Covered real estate acquired through foreclosure	6,163	10,245
Cash paid during the period for
Interest	97,485	104,370
Income taxes	54,072	48,111
The following summarizes the non-cash activities related to acquisitions
Fair value of assets acquired	$80,384	$819,904
Fair value of liabilities assumed	(1,857,044)	(776,009)
Net fair value of (liabilities) assets	$(1,776,660)	$43,895

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

NOTE A – Summary of Significant Accounting Policies
Nature of Operations. Washington Federal is a Washington corporation headquartered in Seattle, Washington. The Company is a bank holding company that conducts its operations through a federally-insured national bank subsidiary. The Bank is principally engaged in the business of attracting deposits from the general public and investing these funds, together with borrowings and other funds, in one-to-four family residential real estate loans, multi-family real estate loans and commercial loans. As used throughout this document, the terms "Washington Federal" or the "Company" refer to Washington Federal, Inc. and its consolidated subsidiaries and the term "Bank" refers to the operating subsidiary Washington Federal, National Association.
Use of Estimates. The consolidated unaudited interim financial statements included in this report have been prepared by Washington Federal. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates.
Summary of Significant Accounting Policies. The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its 2013 Form 10-K. Other than as discussed below, there have not been any additions or material changes in its significant accounting policies compared to those contained in its 2013 Form 10-K.
Off-Balance-Sheet Credit Exposures – The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance at June 30, 2014, excluding covered loans, of $528 million. The Company estimates losses on off-balance-sheet credit exposures by including the exposures with the related principal balance outstanding and then applying its general reserve methodology.
In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The September 30, 2013 Consolidated Statement of Financial Condition was derived from audited financial statements. The information included in this Form 10-Q should be read in conjunction with Company’s 2013 Annual Report on Form 10-K (“2013 Form 10-K”) as filed with the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year.

NOTE B - Acquisitions

Certain Branches of Bank of America, National Association

During this fiscal year, the Bank has acquired seventy-four branches from Bank of America, National Association. Effective as of the close of business on October 31, 2013, the Bank completed the acquisition of eleven branches that are located in New Mexico. Effective as of the close of business on December 6, 2013, the Bank completed the acquisition of another forty branches that are located in Washington, Oregon, and Idaho. Effective as of the close of business on May 2, 2014, the Bank completed the acquisition of another twenty-three branches that are located in Arizona and Nevada.

Management believes that these transactions represent a significant enhancement of our branch network. This transaction will bring new customers to the Company and improve the deposit mix and reduce overall funding costs.

The combined acquisitions provided $1.9 billion in deposit accounts, $13 million of loans, and $25 million in branch properties. The Bank paid a 1.99% premium on the total deposits and received $1.8 billion in cash from the transactions.

The acquisition method of accounting was used to account for the acquisitions. The purchased assets and assumed liabilities are recorded at their respective acquisition date estimated fair values. The Bank recorded $11 million in core deposit intangible and $31 million in goodwill related to these transactions.

The operating results of the Company include the operating results produced by the first eleven branches for the period from November 1, 2013 to June 30, 2014, for the additional forty branches from December 7, 2013 to June 30, 2014, and for the most recent twenty-three branches from May 3, 2014 to June 30, 2014.

The table below displays the adjusted fair value as of the acquisition date for each major class of assets acquired and liabilities assumed:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Adjusted Fair Value Recorded by
Washington Federal
(In thousands)
Assets:
Cash	$1,776,660
Loans receivable, net	12,881
Property and equipment, net	25,097
Core deposit intangible	11,040
Goodwill	31,225
Other assets	70
Total Assets	1,856,973

Liabilities:
Customer accounts	1,853,798
Other liabilities	3,175
Total Liabilities	1,856,973

Net assets acquired	$—

NOTE C – Dividends
On July 18, 2014, the Company paid its 126th consecutive quarterly cash dividend. Dividends per share were $.11 and $.09 for the quarters ended June 30, 2014 and 2013, respectively.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D – Loans Receivable (excluding Covered Loans)

	June 30, 2014		September 30, 2013
	(In thousands)
Non-acquired loans
Single-family residential	$5,466,771	64.7%	$5,359,149	67.1%
Construction - speculative	126,926	1.5	130,778	1.6
Construction - custom	372,789	4.4	302,722	3.8
Land - acquisition & development	88,319	1.1	77,775	1.1
Land - consumer lot loans	111,919	1.4	121,671	1.5
Multi-family	893,742	10.6	831,684	10.4
Commercial real estate	523,850	6.2	414,961	5.1
Commercial & industrial	333,552	3.9	243,199	3.0
HELOC	117,177	1.4	112,186	1.4
Consumer	132,062	1.5	47,141	0.6
Total non-acquired loans	8,167,107	96.7	7,641,266	95.6
Non-impaired acquired loans
Single-family residential	12,014	0.2	14,468	0.2
Construction - speculative	—	—	—	—
Construction - custom	—	—	—	—
Land - acquisition & development	1,069	—	1,489	—
Land - consumer lot loans	2,654	—	3,313	—
Multi-family	3,057	—	3,914	0.1
Commercial real estate	103,215	1.1	133,423	1.7
Commercial & industrial	60,349	0.7	75,326	0.9
HELOC	8,469	0.1	10,179	0.1
Consumer	6,427	0.1	8,267	0.1
Total non-impaired acquired loans	197,254	2.2	250,379	3.1
Credit-impaired acquired loans
Single-family residential	326	—	333	—
Construction - speculative	—	—	—	—
Land - acquisition & development	1,670	—	2,396	—
Multi-family	—	—	—	—
Commercial real estate	66,356	0.9	76,909	1.1
Commercial & industrial	4,280	0.1	7,925	0.1
HELOC	10,658	0.1	11,266	0.1
Consumer	58	—	71	—
Total credit-impaired acquired loans	83,348	1.1	98,900	1.3
Total loans
Single-family residential	5,479,111	64.9	5,373,950	67.3
Construction - speculative	126,926	1.5	130,778	1.6
Construction - custom	372,789	4.4	302,722	3.8
Land - acquisition & development	91,058	1.1	81,660	1.1
Land - consumer lot loans	114,573	1.4	124,984	1.5
Multi-family	896,799	10.6	835,598	10.5
Commercial real estate	693,421	8.2	625,293	7.9
Commercial & industrial	398,181	4.7	326,450	4.0

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

HELOC	136,304	1.6	133,631	1.6
Consumer	138,547	1.6	55,479	0.7
Total Loans	8,447,709	100%	7,990,545	100%
Less:
Allowance for probable losses	114,150		116,741
Loans in process	303,084		275,577
Discount on acquired loans	28,480		34,143
Deferred net origination fees	36,041		36,054
	481,755		462,515
	$7,965,954		$7,528,030

Changes in the carrying amount and accretable yield for acquired non-impaired and credit-impaired loans (excluding covered loans) for the nine months ended June 30, 2014 and the fiscal year ended September 30, 2013 were as follows:

June 30, 2014	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Net Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance as of beginning of period	$37,236	$69,718	$4,977	$245,373
Reclassification from nonaccretable balance, net (1)	7,300	—	—	—
Accretion	(8,884)	8,884	(606)	606
Transfers to REO	—	(1,188)	—	(4,710)
Payments received, net	—	(17,616)	—	(48,988)
Balance as of end of period	$35,652	$59,798	$4,371	$192,281
(1) reclassification due to improvements in expected cash flows of the underlying loans.

September 30, 2013	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Net Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance as of beginning of period	$16,928	$77,613	$—	$—
Reclassification from nonaccretable balance, net (1)	30,026	—	—	—
Additions (2)	—	9,865	10,804	351,335
Accretion	(9,718)	9,718	(5,827)	5,827
Transfers to REO	—	(3,975)	—	(7,755)
Payments received, net	—	(23,503)	—	(104,034)
Balance as of end of period	$37,236	$69,718	$4,977	$245,373
(1) reclassification due to improvements in expected cash flows of the underlying loans.
(2) includes loans which were acquired as part of the South Valley Bank acquisition.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth information regarding non-accrual loans (excluding covered loans) held by the Company as of the dates indicated:

	June 30, 2014		September 30, 2013
	(In thousands)
Non-accrual loans:
Single-family residential	$78,317	83.2%	$100,460	76.5%
Construction - speculative	1,966	2.1	4,560	3.5
Construction - custom	143	0.2	—	—
Land - acquisition & development	2,295	2.4	2,903	2.2
Land - consumer lot loans	1,879	2.0	3,337	2.5
Multi-family	2,103	2.2	6,573	5.0
Commercial real estate	5,442	5.8	11,736	8.9
Commercial & industrial	516	0.5	477	0.4
HELOC	970	1.0	263	0.2
Consumer	595	0.6	990	0.8
Total non-accrual loans	$94,226	100%	$131,299	100%

The following tables provide an analysis of the age of loans (excluding covered loans) in past due status as of June 30, 2014 and September 30, 2013, respectively. These balances are net of LIP and charge-offs only.

June 30, 2014	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Non-acquired loans
Single-Family Residential	$5,464,370	$5,367,245	$18,990	$12,878	$65,257	$97,125	1.78%
Construction - Speculative	85,412	84,635	301	—	476	777	0.91
Construction - Custom	201,475	201,288	44	—	143	187	0.09
Land - Acquisition & Development	72,241	70,183	227	—	1,831	2,058	2.85
Land - Consumer Lot Loans	111,860	108,591	1,220	170	1,879	3,269	2.92
Multi-Family	868,968	865,518	2,829	214	407	3,450	0.40
Commercial Real Estate	476,863	474,923	95	—	1,845	1,940	0.41
Commercial & Industrial	333,543	333,430	3	—	110	113	0.03
HELOC	117,178	116,188	53	370	567	990	0.84
Consumer	132,156	130,797	774	421	164	1,359	1.03
Total non-acquired loans	7,864,066	7,752,798	24,536	14,053	72,679	111,268	1.41%

Non-impaired acquired loans
Single-Family Residential	12,014	11,990	—	—	24	24	0.20%
Construction - Speculative	—	—	—	—	—	—	NM
Construction - Custom	—	—	—	—	—	—	NM
Land - Acquisition & Development	1,069	663	—	—	406	406	37.98

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Land - Consumer Lot Loans	2,651	2,651	—	—	—	—	—
Multi-Family	3,057	3,057	—	—	—	—	—
Commercial Real Estate	103,189	102,421	—	—	768	768	0.74
Commercial & Industrial	60,348	60,136	212	—	—	212	0.35
HELOC	8,468	8,335	133	—	—	133	1.57
Consumer	6,427	5,626	12	358	431	801	12.46
Total non-impaired acquired loans	197,223	194,879	357	358	1,629	2,344	1.19%

Credit-impaired acquired loans
Single-Family Residential	326	326	—	—	—	—	—%
Construction - Speculative	—	—	—	—	—	—	NM
Construction - Custom	—	—	—	—	—	—	NM
Land - Acquisition & Development	1,670	1,670	—	—	—	—	—
Land - Consumer Lot Loans	—	—	—	—	—	—	NM
Multi-Family	—	—	—	—	—	—	NM
Commercial Real Estate	66,344	65,996	—	—	348	348	0.52
Commercial & Industrial	4,281	3,863	12	—	406	418	9.76
HELOC	10,658	10,027	228	—	403	631	5.92
Consumer	58	58	—	—	—	—	—
Total credit-impaired acquired loans	83,337	81,940	240	—	1,157	1,397	1.68%

Total Loans	$8,144,626	$8,029,617	$25,133	$14,411	$75,465	$115,009	1.41%

September 30, 2013	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Non-acquired loans
Single-Family Residential	$5,356,200	$5,237,413	$26,888	$12,373	$79,526	$118,787	2.22%
Construction - Speculative	82,422	80,047	—	—	2,375	2,375	2.88
Construction - Custom	130,095	129,678	417	—	—	417	0.32
Land - Acquisition & Development	71,567	70,106	—	—	1,461	1,461	2.04
Land - Consumer Lot Loans	121,473	117,076	806	355	3,236	4,397	3.62
Multi-Family	790,564	785,793	—	—	4,771	4,771	0.60
Commercial Real Estate	404,680	398,114	2,942	351	3,273	6,566	1.62
Commercial & Industrial	249,405	249,363	42	—	—	42	0.02
HELOC	112,186	111,407	493	213	73	779	0.69
Consumer	47,142	45,620	849	283	390	1,522	3.23
Total non-acquired loans	7,365,734	7,224,617	32,437	13,575	95,105	141,117	1.92%

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

Most loans restructured in troubled debt restructurings ("TDRs") are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The concession for these loans is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period. As of June 30, 2014, single-family residential loans comprised 86.1% of TDRs.

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information related to loans that were restructured during the periods indicated:

	Quarter Ended June 30,
	2014			2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-Family Residential	48	$10,693	$10,693	111	$27,619	$27,619
Construction - Speculative	—	—	—	—	—	—
Construction - Custom	—	—	—	—	—	—
Land - Acquisition & Development	3	756	756	—	—	—
Land - Consumer Lot Loans	5	573	573	4	685	685
Multi-Family	—	—	—	—	—	—
Commercial Real Estate	2	1,398	1,398	1	2,411	2,411
Commercial & Industrial	—	—	—	—	—	—
HELOC	—	—	—	—	—	—
Consumer	—	—	—	1	11	11
	58	$13,420	$13,420	117	$30,726	$30,726

	Nine Months Ended June 30,
	2014			2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-Family Residential	199	45,132	45,132	337	88,085	88,085
Construction - Speculative	—	—	—	1	2,481	2,481
Construction - Custom	—	—	—	—	—	—
Land - Acquisition & Development	3	756	756	—	—	—
Land - Consumer Lot Loans	10	1,746	1,746	20	3,027	3,027
Multi-Family	2	1,201	1,201	1	44	44
Commercial Real Estate	3	2,197	2,197	1	2,411	2,411
Commercial & Industrial	—	—	—	—	—	—
HELOC	1	261	261	1	199	199
Consumer	3	207	207	1	11	11
	221	$51,500	$51,500	362	$96,258	$96,258

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on restructured loans for which a payment default occurred during the periods indicated and that had been modified as a TDR within 12 months or less of the payment default:

	Quarter Ended June 30,
	2014		2013
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Single-Family Residential	17	$3,088	25	$6,833
Construction - Speculative	—	—	—	—
Construction - Custom	—	—	—	—
Land - Acquisition & Development	—	—	—	—
Land - Consumer Lot Loans	1	69	1	109
Multi-Family	—	—	—	—
Commercial Real Estate	—	—	—	—
Commercial & Industrial	—	—	—	—
HELOC	—	—	1	79
Consumer	1	170	—	—
	19	$3,327	27	$7,021

	Nine Months Ended June 30,
	2014		2013
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Single-Family Residential	42	$9,206	65	$15,366
Construction - Speculative	—	—	—	—
Construction - Custom	—	—	—	—
Land - Acquisition & Development	—	—	1	838
Land - Consumer Lot Loans	4	445	2	237
Multi-Family	—	—	—	—
Commercial Real Estate	—	—	—	—
Commercial & Industrial	—	—	—	—
HELOC	—	—	2	113
Consumer	1	170	—	—
	47	$9,821	70	$16,554

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes the activity in the allowance for loan losses (excluding acquired and covered loans) for the quarter ended June 30, 2014 and fiscal year ended September 30, 2013:

Quarter Ended June 30, 2014	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$63,348	$(2,530)	$4,717	$(3,175)	$62,360
Construction - speculative	6,773	—	2	(388)	6,387
Construction - custom	1,599	—	—	79	1,678
Land - acquisition & development	6,027	—	85	843	6,955
Land - consumer lot loans	2,974	(86)	—	(26)	2,862
Multi-family	4,187	—	—	(46)	4,141
Commercial real estate	5,924	(32)	24	773	6,689
Commercial & industrial	20,403	(38)	4	(1,673)	18,696
HELOC	975	(18)	—	58	1,015
Consumer	2,721	(696)	787	555	3,367
	$114,931	$(3,400)	$5,619	$(3,000)	$114,150

Fiscal Year Ended September 30, 2013	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$81,815	$(20,947)	$9,416	$(6,100)	$64,184
Construction - speculative	12,060	(1,446)	501	(2,708)	8,407
Construction - custom	347	(481)	—	1,016	882
Land - acquisition & development	15,598	(3,983)	4,105	(6,555)	9,165
Land - consumer lot loans	4,937	(1,363)	40	(62)	3,552
Multi-family	5,280	(1,043)	171	(592)	3,816
Commercial real estate	1,956	(747)	17	4,369	5,595
Commercial & industrial	7,626	(1,145)	95	10,038	16,614
HELOC	965	(163)	—	200	1,002
Consumer	2,563	(2,783)	2,000	1,744	3,524
	$133,147	$(34,101)	$16,345	$1,350	$116,741

The Company recorded a $3,000,000 reversal of the provision for loan losses during the quarter ended June 30, 2014, while $0 provision was recorded for the same quarter one year ago. The primary reason for the current period recovery is the credit quality of the portfolio has been improving significantly and economic conditions are more favorable.
Non-performing assets (“NPAs”) amounted to $162,357,000, or 1.10%, of total assets at June 30, 2014, compared to $213,616,000, or 1.63%, of total assets as of September 30, 2013. Acquired loans, including covered loans, are not initially classified as non-performing loans because, at acquisition, the carrying value of these loans is adjusted to reflect fair value. Non-accrual loans decreased from $131,299,000 at September 30, 2013, to $94,226,000 at June 30, 2014, a 28.2% decrease.
The Company had net recoveries of $2,219,000 for the quarter ended June 30, 2014, compared with $4,780,000 of net charge-offs for the same quarter one year ago. A loan is charged-off when the loss is estimable and it is confirmed that the borrower will not be able to meet its contractual obligations.
For the period ending June 30, 2014, $114,090,000 of the allowance was calculated under the Company's general allowance methodology and the remaining $60,000 was made up of specific reserves on loans that were deemed to be impaired. For the period ending September 30, 2013, these amounts were $113,268,000 and $3,473,000, respectively. The shift in total allowance allocation from specific reserves to general reserves is due to the Company having already addressed many of the problem loans

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

focused in the speculative construction and land A&D portfolios, combined with an increase in delinquencies and elevated charge-offs in the single family residential portfolio as compared to prior to the 2009-2011 financial crisis.
The following tables shows a summary of loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves as of June 30, 2014 and September 30, 2013:

June 30, 2014	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$62,360	$5,388,306	1.2%	$—	$78,464	—%
Construction - speculative	6,327	116,420	5.4	60	10,506	0.6
Construction - custom	1,678	372,789	0.5	—	—	—
Land - acquisition & development	6,955	86,030	8.1	—	2,289	—
Land - consumer lot loans	2,862	98,860	2.9	—	13,059	—
Multi-family	4,141	888,346	0.5	—	5,395	—
Commercial real estate	6,689	495,988	1.4	—	27,863	—
Commercial & industrial	18,696	377,271	5.0	—	40	—
HELOC	1,015	116,174	0.9	—	1,004	—
Consumer	3,367	132,061	2.6	—	—	—
	$114,090	$8,072,245	1.4%	$60	$138,620	—%

(1)	Excludes acquired loans with discounts sufficient to absorb potential losses and covered loans

September 30, 2013	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$64,184	$5,262,159	1.2%	$—	$96,989	—%
Construction - speculative	7,307	115,554	6.3	1,100	15,224	7.2
Construction - custom	882	302,722	0.3	—	—	—
Land - acquisition & development	6,943	67,521	10.3	2,222	10,254	21.7
Land - consumer lot loans	3,506	107,216	3.3	46	14,455	0.3
Multi-family	3,711	824,279	0.5	105	7,405	1.4
Commercial real estate	5,595	400,789	1.4	—	14,172	—
Commercial & industrial	16,614	256,954	6.5	—	48	—
HELOC	1,002	111,169	0.9	—	1,017	—
Consumer	3,524	47,141	7.5	—	—	—
	$113,268	$7,495,504	1.5%	$3,473	$159,564	2.2%
(1) Excludes acquired loans with discounts sufficient to absorb potential losses and covered loans

The following tables provide information on loans based on credit quality indicators (defined above) as of June 30, 2014 and September 30, 2013.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Credit Risk Profile by Internally Assigned Grade (excludes covered loans):

June 30, 2014	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,325,757	$2,993	$138,021	$—	$—	$5,466,771
Construction - speculative	116,002	—	10,924	—	—	126,926
Construction - custom	372,789	—	—	—	—	372,789
Land - acquisition & development	79,820	—	8,499	—	—	88,319
Land - consumer lot loans	111,459	—	460	—	—	111,919
Multi-family	888,836	—	4,906	—	—	893,742
Commercial real estate	490,940	17,097	15,813	—	—	523,850
Commercial & industrial	312,811	16,508	4,123	110	—	333,552
HELOC	116,929	—	248	—	—	117,177
Consumer	131,910	—	152	—	—	132,062
	7,947,253	36,598	183,146	110	—	8,167,107

Non-impaired acquired loans
Single-family residential	12,014	—	—	—	—	12,014
Construction - speculative	—	—	—	—	—	—
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	663	—	406	—	—	1,069
Land - consumer lot loans	2,654	—	—	—	—	2,654
Multi-family	3,057	—	—	—	—	3,057
Commercial real estate	89,566	2,516	11,133	—	—	103,215
Commercial & industrial	42,571	13,600	4,144	34	—	60,349
HELOC	8,469	—	—	—	—	8,469
Consumer	6,427	—	—	—	—	6,427
	165,421	16,116	15,683	34	—	197,254

Credit-impaired acquired loans
Pool 1 - Construction and land A&D	1,340	—	330	—	—	1,670
Pool 2 - Single-family residential	326	—	—	—	—	326
Pool 3 - Multi-family	—	—	—	—	—	—
Pool 4 - HELOC & other consumer	10,716	—	—	—	—	10,716
Pool 5 - Commercial real estate	50,556	2,155	13,645	—	—	66,356
Pool 6 - Commercial & industrial	712	3,162	—	406	—	4,280
Total credit impaired acquired loans	63,650	5,317	13,975	406	—	83,348
Total gross loans	$8,176,324	$58,031	$212,804	$550	$—	$8,447,709

Total grade as a % of total gross loans	96.9%	0.7%	2.4%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2013	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,184,101	$4,595	$170,453	$—	$—	$5,359,149
Construction - speculative	99,436	3,199	28,143	—	—	130,778
Construction - custom	302,722	—	—	—	—	302,722
Land - acquisition & development	64,355	775	12,645	—	—	77,775
Land - consumer lot loans	121,039	—	632	—	—	121,671
Multi-family	819,911	2,114	9,659	—	—	831,684
Commercial real estate	373,012	21,652	20,297	—	—	414,961
Commercial & industrial	240,441	1,049	1,709	—	—	243,199
HELOC	112,186	—	—	—	—	112,186
Consumer	46,720	—	421	—	—	47,141
	7,363,923	$33,384	$243,959	$—	$—	$7,641,266

Non-impaired acquired loans
Single-family residential	14,468	—	—	—	—	14,468
Construction - speculative	—	—	—	—	—	—
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	312	—	1,177	—	—	1,489
Land - consumer lot loans	3,313	—	—	—	—	3,313
Multi-family	3,227	—	687	—	—	3,914
Commercial real estate	105,055	4,190	24,178	—	—	133,423
Commercial & industrial	64,933	1,309	9,084	—	—	75,326
HELOC	10,179	—	—	—	—	10,179
Consumer	8,267	—	—	—	—	8,267
	209,754	5,499	35,126	—	—	250,379

Credit-impaired acquired loans
Pool 1 - Construction and land A&D	980	461	955	—	—	2,396
Pool 2 - Single-family residential	333	—	—	—	—	333
Pool 3 - Multi-family	—	—	—	—	—	—
Pool 4 - HELOC & other consumer	11,337	—	—	—	—	11,337
Pool 5 - Commercial real estate	52,509	3,155	21,245	—	—	76,909
Pool 6 - Commercial & industrial	881	—	7,044	—	—	7,925
Total credit impaired acquired loans	66,040	3,616	29,244	—	—	98,900
Total gross loans	$7,639,717	$42,499	$308,329	$—	$—	$7,990,545

Total grade as a % of total gross loans	95.6%	0.5%	3.9%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Credit Risk Profile Based on Payment Activity (excludes acquired and covered loans):

June 30, 2014	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,388,454	98.6%	$78,317	1.4%
Construction - speculative	124,960	98.5	1,966	1.5
Construction - custom	372,646	100.0	143	—
Land - acquisition & development	86,024	97.4	2,295	2.6
Land - consumer lot loans	110,040	98.3	1,879	1.7
Multi-family	891,639	99.8	2,103	0.2
Commercial real estate	518,408	99.0	5,442	1.0
Commercial & industrial	333,036	99.8	516	0.2
HELOC	116,207	99.2	970	0.8
Consumer	131,467	99.5	595	0.5
	$8,072,881	98.8%	$94,226	1.2%

September 30, 2013	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,258,688	98.1%	$100,460	1.9%
Construction - speculative	126,218	96.5	4,560	3.5
Construction - custom	302,722	100.0	—	—
Land - acquisition & development	74,872	96.3	2,903	3.7
Land - consumer lot loans	118,334	97.3	3,337	2.7
Multi-family	825,111	99.2	6,573	0.8
Commercial real estate	389,423	97.1	11,736	2.9
Commercial & industrial	256,525	99.8	477	0.2
HELOC	111,923	99.8	263	0.2
Consumer	46,151	97.9	990	2.1
	$7,509,967	98.3%	$131,299	1.7%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information on impaired loan balances and the related allowances by loan types as of June 30, 2014 and September 30, 2013:

June 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
With no related allowance recorded:
Single-family residential	$24,929	$27,853	$—		$22,460
Construction - speculative	1,755	2,378	—		1,762
Construction - custom	360	360	—		180
Land - acquisition & development	1,934	8,931	—		1,794
Land - consumer lot loans	812	910	—		714
Multi-family	130	130	—		130
Commercial real estate	28,024	34,904	—		23,625
Commercial & industrial	3,916	24,183	—		3,809
HELOC	1,154	1,835	—		708
Consumer	439	554	—		380
	63,453	102,038	—		55,562
With an allowance recorded:
Single-family residential	333,814	339,578	10,956		333,527
Construction - speculative	8,751	9,181	60		8,927
Construction - custom	1,196	1,196	—		1,196
Land - acquisition & development	5,092	6,032	—		5,085
Land - consumer lot loans	12,922	13,305	—		12,852
Multi-family	5,266	5,486	—		5,278
Commercial real estate	19,292	20,160	—		16,837
Commercial & industrial	23	23	—		27
HELOC	1,198	1,198	—		1,198
Consumer	236	236	—		152
	387,790	396,395	11,016	(1)	385,079
Total:
Single-family residential	358,743	367,431	10,956		355,987
Construction - speculative	10,506	11,559	60		10,689
Construction - custom	1,556	1,556	—		1,376
Land - acquisition & development	7,026	14,963	—		6,879
Land - consumer lot loans	13,734	14,215	—		13,566
Multi-family	5,396	5,616	—		5,408
Commercial real estate	47,316	55,064	—		40,462
Commercial & industrial	3,939	24,206	—		3,836
HELOC	2,352	3,033	—		1,906
Consumer	675	790	—		532
	$451,243	$498,433	$11,016	(1)	$440,641

(1)Includes $60,000 of specific reserves and $10,956,000 included in the general reserves.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F – New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-11, Transfers and Servicing (Topic 860) - Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures. Under this new accounting guidance, repurchase-to-maturity transactions will be accounted for as secured borrowings rather than sales of an asset, and transfers of financial assets with contemporaneous repurchase financings will no longer be evaluated to determine whether they should be accounted for on a combined basis as forward contracts. The new guidance also prescribes additional disclosures particularly on the nature of collateral pledged in repurchase financings accounted for as secured borrowings. The new guidance is effective beginning on January 1, 2015. The Company does not expect this guidance to have a material impact on its consolidated financial position or results of operation.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new accounting guidance clarifies the principles for recognizing revenue from contracts with customers. The new accounting guidance, which does not apply to financial instruments, is effective on a retrospective basis beginning on January 1, 2017. The Company does not expect the new guidance to have a material impact on its consolidated financial position or results of operation.

In January 2014, the FASB issued ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. This new guidance permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). Those not electing the proportional amortization method would account for the investment using the equity method or cost method. This new guidance is effective on a retrospective basis beginning after December 15, 2014 with early adoption permitted. The Company has adopted this ASU prospectively as of December 31, 2013 as the retrospective adjustments were not material. The amount of affordable housing tax credits that are expected to be recognized during the 2014 fiscal year is $3 million. The net investment balance recognized as of June 30, 2014 is $38 million. Using the proportional amortization method, the amount recognized as a component of income tax expense for the 2014 fiscal year is $4 million. Contingent commitments for equity contributions during the 2014 calendar year are $31 million. Overall, this adoption does not have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The new guidance clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. The amendments are effective beginning after December 15, 2014. This ASU is not expected to have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists. Some entities present unrecognized tax benefits as a liability unless the unrecognized tax benefit is directly associated with a tax position taken in a tax year that results in, or that resulted in, the recognition of a net operating loss or tax credit carryforward for that year and the net operating loss or tax credit carryforward has not been utilized. Other entities present unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances. The objective of the new guidance is to eliminate this diversity in practice. The new guidance is effective beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. This new guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

The following tables present the balance of assets measured at fair value on a recurring basis at June 30, 2014 and September 30, 2013:

	Fair Value at June 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
Equity securities	$101,981	$—	$—	$101,981
Obligations of U.S. government	—	721,312	—	721,312
Obligations of states and political subdivisions	—	23,277	—	23,277
Corporate debt securities	—	485,083	—	485,083
Mortgage-backed securities			—
Agency pass-through certificates	—	1,662,001	—	1,662,001
Other Commercial MBS	—	109,367	—	109,367
Total balance at end of period	$101,981	$3,001,040	$—	$3,103,021
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the quarter ended June 30, 2014.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Fair Value at September 30, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
Equity securities	$101,237	$—	$—	$101,237
Obligations of U.S. government	—	533,975	—	533,975
Obligations of states and political subdivisions	—	22,545	—	22,545
Corporate debt securities	—	452,015	—	452,015
Mortgage-backed securities
Agency pass-through certificates	—	1,251,176	—	1,251,176
Total balance at end of period	$101,237	$2,259,711	$—	$2,360,948
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the fiscal year ended September 30, 2013 other than a transfer from Level 2 to Level 1 of $511 in Equity securities.

Measured on a Nonrecurring Basis
Impaired Loans & Real Estate Held for Sale
From time to time, and on a nonrecurring basis, fair value adjustments to collateral-dependent loans and real estate held for sale are recorded to reflect write-downs of principal balances based on the current appraised or estimated value of the collateral. When management determines that the fair value of the collateral or the real estate held for sale requires additional adjustments, either as a result of a non-current appraisal value or when there is no observable market price, the Company classifies the impaired loan or real estate held for sale as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2014 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as covered REO and real estate held for sale for which fair value of the properties was less than the cost basis.
Real estate held for sale consists principally of properties acquired through foreclosure.
The following tables present the aggregated balance of assets that were measured at estimated fair value on a nonrecurring basis through the nine months ended June 30, 2014 and June 30, 2013, and the total losses (gains) resulting from those fair value adjustments for the quarters and nine months ended June 30, 2014 and June 30, 2013. These estimated fair values are shown gross of estimated selling costs.

	Nine Months Ended June 30, 2014				Quarter Ended June 30, 2014	Nine Months Ended June 30, 2014
	Level 1	Level 2	Level 3	Total	Total Losses (Gains)
	(In thousands)
Impaired loans (1)	$—	$—	$10,156	$10,156	$(775)	$(1,311)
Covered REO (2)	—	—	8,935	8,935	374	503
Real estate held for sale (2)	—	—	43,082	43,082	10,400	16,782
Balance at end of period	$—	$—	$62,173	$62,173	$9,999	$15,974

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended June 30, 2013				Quarter Ended June 30, 2013	Nine Months Ended June 30, 2013
	Level 1	Level 2	Level 3	Total	Total Losses
	(In thousands)
Impaired loans (1)	$—	$—	$64,500	$64,500	$1,967	$13,005
Covered REO (2)	—	—	18,312	18,312	231	603
Real estate held for sale (2)	—	—	77,080	77,080	5,626	19,650
Balance at end of period	$—	$—	$159,892	$159,892	$7,824	$33,258

 ___________________

(1)	The losses represents remeasurements of collateral-dependent loans.

(2)	The losses represents aggregate writedowns and charge-offs on real estate held for sale.
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at June 30, 2014 or June 30, 2013.
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

		June 30, 2014		September 30, 2013
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$861,304	$861,304	$203,563	$203,563
Available-for-sale securities
Equity securities	1	101,981	101,981	101,237	101,237
Obligations of U.S. government	2	721,312	721,312	533,975	533,975
Obligations of states and political subdivisions	2	23,277	23,277	22,545	22,545
Corporate debt securities	2	485,083	485,083	452,015	452,015
Mortgage-backed securities
Agency pass-through certificates	2	1,662,001	1,662,001	1,251,176	1,251,176
Other Commercial MBS	2	109,367	109,367	—	—
Total available-for-sale securities		3,103,021	3,103,021	2,360,948	2,360,948
Held-to-maturity securities	2
Total held-to-maturity securities		1,583,852	1,534,239	1,654,666	1,582,849

Loans receivable	3	7,965,954	8,516,535	7,528,030	8,070,279
Covered loans	3	207,207	212,002	295,947	300,610
FDIC indemnification asset	3	44,065	43,117	64,615	62,300
FHLB and FRB stock	2	162,904	162,904	173,009	173,009

Financial liabilities
Customer accounts	2	10,765,680	10,050,132	9,090,271	8,585,068
FHLB advances and other borrowings	2	1,930,000	2,055,239	1,930,000	2,064,248
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
FHLB and FRB stock – The fair value is based upon the par value of the stock which equates to its carrying value.
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
The following tables provide a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities as of June 30, 2014, and September 30, 2013:

	June 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	$111,002	$2,834	$(381)	$113,455	1.57
5 to 10 years	140,989	562	(62)	141,489	1.55
Over 10 years	465,229	1,761	(622)	466,368	1.56
Equity Securities
Within 1 year	500	13	—	513	1.80
1 to 5 years	100,000	1,468	—	101,468	1.90
5 to 10 years	—	—	—	—	—
Corporate bonds due
Within 1 year	—	—	—	—	—
1 to 5 years	317,452	2,562	—	320,014	0.72
5 to 10 years	113,165	2,064	(160)	115,069	1.49
Over 10 years	50,000	—	—	50,000	3.00
Municipal bonds due
Over 10 years	20,407	2,870	—	23,277	6.45
Mortgage-backed securities
Agency pass-through certificates	1,636,366	27,896	(2,261)	1,662,001	2.59
Other Commercial MBS	109,300	67	—	109,367	1.69
	3,064,410	42,097	(3,486)	3,103,021	2.09
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,583,853	6,010	(55,623)	1,534,240	3.13
	$4,648,263	$48,107	$(59,109)	$4,637,261	2.46%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
During the quarter ended June 30, 2014, there were no available-for-sale securities sold. There were $43,198,000 of available-for-sale securities sold during the fiscal year ended June 30, 2013, resulting in a gain of $0. These securities were acquired from South Valley Bank and sold on the same day. Substantially all mortgage-backed securities have contractual due dates that exceed 10 years.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables indicate the total unrealized gross losses in the securities portfolio (shown above). The unrealized gross losses and fair value of securities as of June 30, 2014 and September 30, 2013 are also shown by the length of time that individual securities in each category have been in a continuous loss position. Management believes that the declines in fair value of these investments are not an other than temporary impairment.

June 30, 2014	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate bonds due	$(98)	$24,903	$(62)	$9,938	$(160)	$34,841
U.S. government and agency securities due	(464)	74,536	(602)	217,016	(1,066)	291,552
Agency pass-through certificates	(3,332)	156,691	(54,551)	1,434,549	(57,883)	1,591,240
	$(3,894)	$256,130	$(55,215)	$1,661,503	$(59,109)	$1,917,633

September 30, 2013	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate bonds due	$(660)	$52,434	$(238)	$9,763	$(898)	$62,197
U.S. government and agency securities due	(4,144)	309,109	(66)	14,091	(4,210)	323,200
Agency pass-through certificates	(78,291)	1,703,948	(1,407)	166,503	(79,698)	1,870,451
	$(83,095)	$2,065,491	$(1,711)	$190,357	$(84,806)	$2,255,848

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H – Covered Assets
Covered assets represent loans and real estate held for sale acquired from the FDIC that are subject to loss sharing agreements and were $233,546,000 as of June 30, 2014 compared to $326,927,000 as of September 30, 2013.
Changes in the net carrying amount and accretable yield for acquired impaired and non-impaired covered loans for the year to date period ended June 30, 2014 and the fiscal year ended September 30, 2013 were as follows:

June 30, 2014	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Net Carrying Amount of Loans	Accretable Yield	Net Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$78,277	$138,091	$17,263	$157,856
Reclassification from nonaccretable balance, net (1)	5,885	(2,069)	—	—
Accretion	(20,230)	20,230	(4,409)	4,409
Transfers to REO	—	(6,359)	—	—
Payments received, net	—	(62,946)	—	(42,005)
Balance at end of period	$63,932	$86,947	$12,854	$120,260
(1) reclassification due to improvements/impairments in expected cash flows of the underlying pools.

September 30, 2013	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Net Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$50,902	$74,953	$23,789	$213,423
Additions (1)	43,299	107,946	—	—
Reclassification from nonaccretable balance, net (2)	17,850	—	—	—
Accretion	(33,774)	33,774	(6,526)	6,526
Transfers to REO	—	(11,196)	—	—
Payments received, net	—	(67,386)	—	(62,093)
Balance at end of period	$78,277	$138,091	$17,263	$157,856
(1) includes FDIC covered loans which were acquired as part of the South Valley Bank acquisition.
(2) reclassification due to improvements/impairments in expected cash flows of the underlying pools.
At June 30, 2014, none of the acquired impaired or non-impaired covered loans were classified as non-performing assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans. The allowance for credit losses related to the acquired loans results from decreased expectations of future cash flows due to increased credit losses for certain acquired loan pools.
The outstanding principal balance of acquired covered loans was $251,520,000 and $362,248,000 as of June 30, 2014 and September 30, 2013, respectively. The discount balance related to the acquired covered loans was $42,244,000 and $66,301,000 as of June 30, 2014 and September 30, 2013, respectively.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table shows the year to date activity for the FDIC indemnification asset:

	June 30, 2014	September 30, 2013
	(In thousands)
Balance at beginning of fiscal year 2014 and 2013	$64,615	$87,571
Additions (1)	2,029	18,101
Payments made (received)	(949)	(13,421)
Amortization	(22,236)	(28,722)
Accretion	606	1,086
Balance at end of period	$44,065	$64,615

(1) Includes FDIC covered loans which were acquired as part of the South Valley Bank acquisition in 2013.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on covered loans based on credit quality indicators (defined in Note E ) as of June 30, 2014 and September 30, 2013:

June 30, 2014	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Acquired non-impaired loans:
Single-family residential	$21,812	$—	$2,656	$—	$—	$24,468
Construction - speculative	—	—	—	—	—	—
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	1,441	—	395	—	—	1,836
Land - consumer lot loans	74	—	—	—	—	74
Multi-family	16,472	—	—	—	—	16,472
Commercial real estate	38,410	136	24,486	—	—	63,032
Commercial & industrial	2,831	—	2,748	—	—	5,579
HELOC	12,725	—	—	—	—	12,725
Consumer	501	—	—	—	—	501
	$94,266	$136	$30,285	$—	$—	$124,687
Total grade as a % of total net loans	75.6%	0.1%	24.3%	—%	—%

Acquired credit-impaired loans:
Pool 1 - Construction and land A&D	$9,429	$—	$17,919	$—	$—	$27,348
Pool 2 - Single-family residential	16,429	—	982	—	—	17,411
Pool 3 - Multi-family	54	—	836	—	—	890
Pool 4 - HELOC & other consumer	2,938	—	1,227	—	—	4,165
Pool 5 - Commercial real estate	36,298	707	31,377	—	—	68,382
Pool 6 - Commercial & industrial	4,982	—	3,121	534	—	8,637
	$70,130	$707	$55,462	$534	$—	$126,833
				Total covered loans		251,520
					Discount	(42,244)
					Allowance	(2,069)
					Covered loans, net	$207,207

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2013	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Acquired non-impaired loans:
Single-family residential	$26,426	$—	$2,034	$—	$—	$28,460
Construction - speculative	—	—	—	—	—	—
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	3,069	1,019	722	—	—	4,810
Land - consumer lot loans	245	—	—	—	—	245
Multi-family	17,217	—	1,635	—	—	18,852
Commercial real estate	56,120	9,235	24,144	—	—	89,499
Commercial & industrial	5,175	500	3,741	—	—	9,416
HELOC	14,750	—	—	—	—	14,750
Consumer	604	—	—	—	—	604
	$123,606	$10,754	$32,276	$—	$—	$166,636
Total grade as a % of total net loans	74.2%	6.4%	19.4%	—%	—%

Acquired credit-impaired loans:
Pool 1 - Construction and land A&D	$14,361	$4,296	$25,363	$—	$—	$44,020
Pool 2 - Single-family residential	21,541	—	—	—	—	21,541
Pool 3 - Multi-family	4,131	—	1,100	—	—	5,231
Pool 4 - HELOC & other consumer	4,111	—	1,880	—	—	5,991
Pool 5 - Commercial real estate	36,494	15,113	53,946	—	—	105,553
Pool 6 - Commercial & industrial	4,265	204	8,807	—	—	13,276
	$84,903	$19,613	$91,096	$—	$—	$195,612
				Total covered loans		362,248
					Discount	(66,301)
					Allowance	—
					Covered loans, net	$295,947

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide an analysis of the age of acquired non credit-impaired covered loans in past due status as of June 30, 2014 and September 30, 2013:

June 30, 2014	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
Single-Family Residential	$24,468	$23,056	$108	$13	$1,291	$1,412	5.77%
Construction - Speculative	—	—	—	—	—	—	—
Construction - Custom	—	—	—	—	—	—	—
Land - Acquisition & Development	1,836	1,800	—	—	36	36	1.96
Land - Consumer Lot Loans	74	74	—	—	—	—	—
Multi-Family	16,472	16,472	—	—	—	—	—
Commercial Real Estate	63,032	61,937	—	—	1,095	1,095	1.74
Commercial & Industrial	5,579	5,579	—	—	—	—	—
HELOC	12,725	12,628	97	—	—	97	0.76
Consumer	501	486	2	13	—	15	2.99
	$124,687	$122,032	$207	$26	$2,422	$2,655	2.13%

September 30, 2013	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
Single-Family Residential	$28,460	$27,411	$78	$—	$971	$1,049	3.69%
Construction - Speculative	—	—	—	—	—	—	—
Construction - Custom	—	—	—	—	—	—	—
Land - Acquisition & Development	4,810	4,774	—	—	36	36	0.75
Land - Consumer Lot Loans	245	199	—	—	46	46	18.78
Multi-Family	18,852	17,511	—	—	1,341	1,341	7.11
Commercial Real Estate	89,499	84,949	2,779	455	1,316	4,550	5.08
Commercial & Industrial	9,416	9,416	—	—	—	—	—
HELOC	14,750	14,334	103	74	239	416	2.82
Consumer	604	601	3	—	—	3	0.50
	$166,636	$159,195	$2,963	$529	$3,949	$7,441	4.47%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE I – Derivatives and Hedging Activities

The Bank periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Bank retains a variable rate loan. Under these agreements, the Bank enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Bank enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swap agreements with the clients and third parties are not designated as hedges under ASC 815, the Derivatives and Hedging topic; the instruments are marked to market in earnings.
The notional amount of open interest rate swap agreements at June 30, 2014 was $256,007,000 compared to $83,594,000 as of September 30, 2013. There was no impact to the statement of operations for the nine months ended June 30, 2014 as the asset and liability side of the swaps offset each other. The fee income related to swaps was $838,005 for the nine months ended June 30, 2014.
The Bank periodically enters into forward contracts to purchase mortgage-backed securities as part of its interest rate risk management program. The notional amount of commitments to purchase mortgage-backed securities at June 30, 2014 was $50,000,000 and at September 30, 2013 was $200,000,000. When there is a balance, the fair value of these contracts is included with the available-for-sale securities on the statement of financial condition.
The following table presents the fair value and balance sheet classification of derivatives not designated as hedging instruments at June 30, 2014 and September 30, 2013:

	Asset Derivatives				Liability Derivatives
	June 30, 2014		September 30, 2013		June 30, 2014		September 30, 2013
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
	(In thousands)
Interest rate contracts	Other assets	$2,731	Other assets	$7	Other liabilities	$2,731	Other liabilities	$7
Commitments to purchase MBS	AFS securities	—	AFS securities	$3,188	N/A	N/A	N/A	N/A

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
GENERAL
Washington Federal is a Washington corporation headquartered in Seattle, Washington. The Company is a bank holding company that conducts its operations through the Bank, a federally-insured national bank subsidiary.
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
The results discussed below were impacted by the acquisition on close of business October 31, 2013 of eleven branches from Bank of America, National Association; these branches are located in New Mexico. Effective as of the close of business on December 6, 2013, the Bank completed the acquisition of another forty branches from Bank of America, National Association; these branches are located in Washington, Oregon, and Idaho. Effective as of the close of business on May 2, 2014, the Bank completed the acquisition of an additional twenty-three branches from Bank of America, National Association; these branches are located in Arizona and Nevada. The combined acquisitions provided $1.9 billion in deposit accounts, $13 million of loans, and $28 million in branch properties. Washington Federal paid a 1.99% premium on the total deposits and received $1.8 billion in cash from the transactions.
The operating results of the Company include the operating results produced by the first eleven branches for the period from November 1, 2013 to June 30, 2014, the additional forty branches from December 7, 2013 to June 30, 2014 and the twenty-three branches from May 3, 2014 to June 30, 2014.
INTEREST RATE RISK
Based on Management's assessment of the current interest rate environment, the Bank has taken steps to reduce its interest rate risk profile compared to its historical norms, including growing shorter-term business loans, transaction deposit accounts and extending the maturity on borrowings. The recent branch acquisitions have accelerated these efforts. The mix of transaction accounts is now approximately 50% of total deposits. The Bank has also been purchasing more variable rate investments. The composition of the investment portfolio is now 45% variable and 55% fixed rate. In addition, $1.6 billion of its purchased 30-year fixed rate mortgage-backed securities have been designated as held-to-maturity. With rising interest rates, these securities may be subject to unrealized losses. As of June 30, 2014, the unrealized net losses on these securities were $50 million.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Maturity Gap Analysis. At June 30, 2014, the Company had approximately $1.6 billion more in liabilities subject to repricing in the next year than assets, which resulted in a negative one-year maturity gap of 10.6% of total assets. There were $1.7 billion more in liabilities subject to repricing as of September 30, 2013, resulting in a 12.9% negative gap. The percentage decrease in the negative gap is primarily due to an increase in total assets. Additionally, the estimated maturities of mortgage securities and loans has extended as prepayments have slowed. A negative maturity gap implies that funding costs will change more rapidly than interest income on earning assets with movements in interest rates. Typically, a negative maturity gap results in lower margins when interest rates rise and higher margins when interest rates decline. Gap analysis provides management with a high-level indication of interest rate risk, but it is considered less reliable than more detailed modeling.

Net Interest Income Sensitivity. The potential impact of rising interest rates on future net interest income is estimated using a model that is based on account level detail for loans and deposits. In the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income will decrease by 0.5% in the next year. This compares to an estimated decrease of 1.6% as of the September 30, 2013 analysis. This analysis assumes zero balance sheet growth and a constant percentage composition of assets and liabilities for consistency. Actual results will differ from the assumptions used in this model, as Management monitors and adjusts loan and deposit pricing and the size and composition of the balance sheet to respond to changing interest rates.

NPV Sensitivity. The NPV estimates the market value of shareholder's equity based upon forecasted interest rate scenarios. It is derived by calculating the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates provides a longer term view of interest rate risk as it incorporates all future expected cash flows. In the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $493 million and the NPV to total assets ratio to decline to 16.32% from a base of 18.51%. As of September 30, 2013, the estimated decrease in NPV in this event was $314 million and the NPV to total assets ratio was estimated to decline to 17.42% from a base of 18.74%. The increased NPV sensitivity and lower base NPV ratio as of June 30, 2014 is due to the impact of the branch acquisitions, including the characteristics of the acquired deposits and the deployment of cash into securities.
Interest Rate Spread. The interest rate spread decreased to 2.65% at June 30, 2014 from 2.73% at September 30, 2013. The spread decreased due to a decline in the average rate on loans and investment securities. As of June 30, 2014, the weighted average rate on customer deposit accounts and borrowings decreased by 21 basis points compared to September 30, 2013, while the weighted average rates on earning assets decreased by 29 basis points over the same period.
Net Interest Margin. The net interest margin decreased to 3.05% for the quarter ended June 30, 2014 from 3.15% for the quarter ended June 30, 2013. The yield on earning assets declined 28 basis points to 3.99% and the cost of interest bearing liabilities declined 21 basis points to 1.02%. The greater decline in the yield on earning assets was due to lower loan yields on new originations compared to prepaying and maturing loans. In addition, there is a greater portion of floating rate loans and securities than in the prior year.
As of June 30, 2014, the Company had increased total assets by $1,707,096,000 from $13,082,859,000 at September 30, 2013 due to the branch acquisitions during the fiscal year that brought $1,853,798,000 in deposits. For the quarter ended June 30, 2014, compared to September 30, 2013, loans (both non-covered and covered) increased $349,184,000, or 4.5%. Investment securities increased $671,260,000, or 16.7%. Cash and cash equivalents of $861,304,000 and stockholders’ equity of $1,990,635,000 as of June 30, 2014 provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s net worth at June 30, 2014 was $1,990,635,000, or 13.46% of total assets. This was an increase of $53,000,000 from September 30, 2013 when net worth was $1,937,635,000, or 14.81% of total assets. The Company’s net worth was impacted in the nine months ended June 30, 2014 by net income of $116,803,000, the payment of $31,393,000 in cash dividends, treasury stock purchases of $64,231,000, as well as an increase in other comprehensive income of $18,043,000.
Management believes this strong net worth position will help the Company manage its inherent risks and resultant profitability and provide the capital support needed for controlled growth in a regulated environment. To be categorized as well capitalized, Washington Federal must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Actual		Capital Adequacy Guidelines		Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(In thousands)
June 30, 2014
Total capital (to risk-weighted assets)
The Company	$1,751,035	24.52%	$571,202	8.00%	NA	NA
The Bank	1,743,057	24.41%	571,334	8.00%	$714,168	10.00%
Tier I capital (to risk-weighted assets)
The Company	1,660,786	23.26%	285,601	4.00%	NA	NA
The Bank	1,652,787	23.14%	285,667	4.00%	428,501	6.00%
Tier I Capital (to average assets)
The Company	1,660,786	11.64%	570,874	4.00%	NA	NA
The Bank	1,652,787	11.58%	570,970	4.00%	713,712	5.00%

September 30, 2013
Total capital (to risk-weighted assets)
The Company	1,749,383	26.49%	528,243	8.00%	NA	NA
The Bank	1,693,227	25.64%	528,380	8.00%	660,475	10.00%
Tier I capital (to risk-weighted assets)
The Company	1,666,091	25.23%	264,121	4.00%	NA	NA
The Bank	1,609,914	24.38%	264,190	4.00%	396,285	6.00%
Tier I Capital (to average assets)
The Company	1,666,091	13.03%	511,334	4.00%	NA	N/A
The Bank	1,609,914	12.59%	511,358	4.00%	639,197	5.00%
The Company's cash and cash equivalents amounted to $861,304,000 at June 30, 2014, an increase from $203,563,000 at September 30, 2013. The Company continues to hold higher than normal amounts of liquidity due to concern about potentially rising interest rates. It is anticipated that the funds will be invested opportunistically over time as risk adjusted investment opportunities to enhance yields improve. Additionally, see "Interest Rate Risk" above and the "Statement of Cash Flows" included in the financial statements.
CHANGES IN FINANCIAL CONDITION
Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $742,073,000, or 31.4%, during the nine months ended June 30, 2014, which included the purchase of $1,080,476,000 of available-for-sale securities. Most of these investments made with the proceeds from the recent branch acquisitions. There were no available-for-sale securities sold during the nine months ended June 30, 2014. During the same period, there were no held-to-maturity securities purchased or sold. As of June 30, 2014, the Company had net unrealized gains on available-for-sale securities of $24,421,000, net of tax, which were recorded as part of stockholders’ equity.
Loans receivable: During the nine months ended June 30, 2014, the balance of loans receivable increased to $7,965,954,000 compared to $7,528,030,000 at September 30, 2013. This increase includes net loan activity (originations less principal payments and maturities) for non covered loans of $451,916,000, which includes the acquisition of $12,881,000 in loans as described in Note B. During the nine month period, $32,818,000 of non covered loans were transferred to REO.
Covered loans: As of June 30, 2014, FDIC covered loans decreased 30.0%, or $88,740,000 to $207,207,000, compared to September 30, 2013 due primarily to $104,951,000 of net principal payments and maturities. The FDIC loss share coverage for the majority of these loans will expire during fiscal year 2015. If all FDIC loss share coverage had expired as of June 30, 2014, the NPA ratio would increase from 1.10% to 1.16% and the delinquency rate would rise from 1.41% to 1.57%.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the loan portfolio by category for the last three quarters.

Loan Portfolio by Category *	June 30, 2014		March 31, 2014		December 31, 2013
Total Loans
Single-family residential	5,479,111	64.9	5,462,093	66.7	5,436,083	67.0
Construction - speculative	126,926	1.5	135,001	1.7	135,868	1.7
Construction - custom	372,789	4.4	354,279	4.3	333,954	4.1
Land - acquisition & development	91,058	1.1	77,049	0.9	75,506	0.9
Land - consumer lot loans	114,573	1.4	116,864	1.4	122,467	1.5
Multi-family	896,799	10.6	869,635	10.6	846,116	10.5
Commercial real estate	693,421	8.2	634,457	7.8	622,240	7.7
Commercial & industrial	398,181	4.7	351,705	4.4	354,166	4.4
HELOC	136,304	1.6	131,852	1.6	131,949	1.6
Consumer	138,547	1.6	48,239	0.6	51,960	0.6
Total Loans	8,447,709	100.0	8,181,174	100%	8,110,309	100%
Less:
Allowance for probable losses	114,150		114,931		118,158
Loans in process	303,084		264,946		273,263
Discount on acquired loans	28,480		29,286		31,485
Deferred net origination fees	36,041		34,902		35,845
	481,755		444,065		458,751
	$7,965,954		$7,737,109		$7,651,558
 ____________________
* Excludes covered loans
Non-performing assets (excludes discounted acquired assets): NPAs decreased during the quarter ended June 30, 2014 to $162,357,000 from $213,616,000 at September 30, 2013, a 24.0% decrease, due to improving credit conditions and credit quality. Non-performing assets as a percentage of total assets was 1.10% at June 30, 2014 compared to 1.63% at September 30, 2013.
This level of NPAs is significantly higher than the Company's history prior to 2007 of 0.50%. The Company’s 30-year average of NPAs is 0.97%.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth information regarding restructured and non-accrual loans and REO held by the Company at the dates indicated.

	June 30, 2014		September 30, 2013
	(In thousands)
Restructured loans:
Single-family residential	$333,814	86.1%	$356,577	85.7%
Construction - speculative	8,554	2.2	10,733	2.6
Construction - custom	1,196	0.3	1,196	0.3
Land - acquisition & development	5,092	1.3	7,211	1.7
Land - consumer lot loans	12,922	3.3	12,706	3.1
Multi - family	5,266	1.4	7,557	1.8
Commercial real estate	19,292	5.0	18,539	4.5
Commercial & industrial	23	—	56	—
HELOC	1,198	0.3	1,088	0.3
Consumer	236	0.1	33	—
Total restructured loans (1)	$387,593	100%	$415,696	100%

Non-accrual loans:
Single-family residential	$78,317	83.2%	$100,460	76.5%
Construction - speculative	1,966	2.1	4,560	3.5
Construction - custom	143	0.2	—	—
Land - acquisition & development	2,295	2.4	2,903	2.2
Land - consumer lot loans	1,879	2.0	3,337	2.5
Multi-family	2,103	2.2	6,573	5.0
Commercial real estate	5,442	5.8	11,736	8.9
Commercial & industrial	516	0.5	477	0.4
HELOC	970	1.0	263	0.2
Consumer	595	0.6	990	0.8
Total non-accrual loans (2)	94,226	100%	131,299	100%
Total REO (3)	57,352		72,925
Total REHI (3)	10,780		9,392
Total non-performing assets	$162,358		$213,616
Total non-performing assets and performing restructured loans as a percentage of total assets	3.54%		4.62%

(1) Restructured loans were as follows:
Performing	$361,918	93.4%	$391,415	94.2%
Non-performing (included in non-accrual loans above)	25,675	6.6	24,281	5.8
	$387,593	100%	$415,696	100%

(2)
The Company recognized interest income on nonaccrual loans of approximately $4,460,000 in the nine months ended June 30, 2014. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $3,988,000 for the nine months ended June 30, 2014. The recognized interest income may include more than nine months of interest for some of the loans that were brought current.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the nonaccrual loans reflected in the above table, at June 30, 2014 the Company had $49,806,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company’s ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 3.88% at June 30, 2014.

(3)	Total REO and REHI includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans. Excludes covered REO.
Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Company about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 86.1% of restructured loans as of June 30, 2014. The concession for these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period.
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

	June 30, 2014			September 30, 2013
	Amount	Loans to Total Loans (1)	Coverage Ratio (2)	Amount	Loans to Total Loans (1)	Coverage Ratio (2)
	(In thousands)			(In thousands)
Single-family residential	$62,360	66.6%	1.1%	$64,184	69.9%	1.2%
Construction - speculative	6,387	1.5	5.0	8,407	1.7	6.4
Construction - custom	1,678	4.5	0.5	882	4.0	0.3
Land - acquisition & development	6,955	1.1	7.9	9,165	1.0	11.8
Land - consumer lot loans	2,862	1.4	2.6	3,552	1.6	2.9
Multi-family	4,141	10.9	0.5	3,816	10.9	0.5
Commercial real estate	6,689	6.4	1.3	5,595	5.4	1.3
Commercial & industrial	18,696	4.6	5.0	16,614	3.4	6.5
HELOC	1,015	1.4	0.9	1,002	1.5	0.9
Consumer	3,367	1.6	2.5	3,524	0.6	7.5
	$114,150	100%	1.4%	$116,741	100%	1.5%

(1)	Represents the total amount of the loan category as a % of total gross loans, excluding non-acquired and non-covered loans outstanding not subject to the allowance for loan loss.

(2)
Represents the allocated allowance of the loan category as a % of total gross loans, excluding non-acquired and non-covered loans outstanding not subject to the allowance for loan loss, for the same loan category.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Customer accounts: Customer accounts increased $1,675,409,000, or 18.43%, to $10,765,680,000 at June 30, 2014 compared with $9,090,271,000 at September 30, 2013.
The following table shows the composition of the Bank’s customer accounts by deposit type as of the dates shown:

	June 30, 2014			September 30, 2013
	(In thousands)
			Wtd. Avg. Rate			Wtd. Avg. Rate
Non-interest checking	$818,273	7.6%	—%	$447,368	4.9%	—%
Interest checking	1,378,379	12.8	0.03%	800,516	8.8	0.13%
Savings (passbook/stmt)	620,415	5.8	0.10%	404,938	4.5	0.15%
Money Market	2,498,714	23.2	0.19%	1,888,020	20.8	0.23%
CD’s	5,449,899	50.6	0.94%	5,549,429	61.0	1.03%
Total	$10,765,680	100%	0.53%	$9,090,271	100%	0.69%
FHLB advances and other borrowings: Total borrowings were $1,930,000,000 as of June 30, 2014 which is the same balance as of September 30, 2013. The Bank has a credit line with the FHLB Seattle equal to 50% of total assets, providing a substantial source of liquidity if needed. FHLB advances are collateralized as provided for in the Advances, Pledge and Security Agreement by all FHLB stock owned by the Bank, deposits with the FHLB and certain mortgages or deeds of trust securing such properties as provided in the agreements with the FHLB.

RESULTS OF OPERATIONS
Net Income: The quarter ended June 30, 2014 produced net income of $37,910,000 compared to $37,338,000 for the same quarter one year ago. For the nine months ended June 30, 2014, net income totaled $116,803,000 compared to $108,598,000 for the same period one year ago. Net income for the quarter and nine months ended June 30, 2014 benefited from higher net interest income and overall lower credit costs, which included the reversal of loan loss provision and reduced losses on real estate acquired through foreclosure for the nine month period. Some of this benefit was offset by higher other expense during these periods.
For the quarter and nine months ended June 30, 2014, net interest income was higher by $8,563,000 and $19,054,000, respectively. The provision for loan losses amounted to a reversal of $3,000,000 and $11,936,000 for the quarter and nine months ended June 30, 2014, respectively, as compared to a provision of $0 and $3,600,000 for the quarter and nine months ended June 30, 2013, respectively. Gains/losses recognized on real estate acquired through foreclosure was a net loss of $2,056,000 and $3,454,000 for the quarter and nine months ended June 30, 2014, respectively, as compared to a net gain of $176,000 and a net loss of $7,145,000 for the quarter and nine month periods one year ago, respectively. For the quarter and nine months ended June 30, 2014, other income was $3,013,000 and $4,500,000 higher, respectively, and other expense was $11,683,000 and $28,398,000 higher, respectively. Income tax provision was $89,000 and $6,178,000 higher for the quarter and nine months ended June 30, 2014, respectively. Please see the related discussions below about these changes.
Net Interest Income: Net interest income was $103,279,000 for the quarter ended June 30, 2014, compared to $94,716,000 for the same quarter one year ago, due to increased interest income on mortgage-backed securities and lower rates on customer deposits.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rate / Volume Analysis:

	Comparison of Quarters Ended 6/30/14 and 6/30/13			Comparison of Nine months Ended 6/30/14 and 6/30/13
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income:
Loans and covered loans	$4,536	$(9,379)	$(4,843)	$3,516	$(24,520)	$(21,004)
Mortgaged-backed securities	4,471	4,085	8,556	11,985	14,637	26,622
Investments (1)	933	2,189	3,122	2,394	4,619	7,013
All interest-earning assets	9,940	(3,105)	6,835	17,895	(5,264)	12,631
Interest expense:
Customer accounts	2,622	(4,769)	(2,147)	6,031	(13,365)	(7,334)
FHLB advances and other borrowings	—	419	419	2,154	(1,243)	911
All interest-bearing liabilities	2,622	(4,350)	(1,728)	8,185	(14,608)	(6,423)
Change in net interest income	$7,318	$1,245	$8,563	$9,710	$9,344	$19,054
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB stock
Provision for Loan Losses: The Company recorded a $3,000,000 reversal of the provision for loan losses during the quarter ended June 30, 2014, while $0 provision was recorded for the same quarter one year ago. Non-performing assets amounted to $162,357,000, or 1.10% , of total assets at June 30, 2014, compared to $233,403,000, or 1.79%, of total assets one year ago. Non-accrual loans decreased from $148,655,000 at June 30, 2013, to $94,226,000 at June 30, 2014, a 36.6% decrease. The Company had net recoveries of $2,219,000 for the quarter ended June 30, 2014, compared with $4,780,000 of net charge-offs for the same quarter one year ago. The improvement in the provision for loan losses is in response to three primary factors: first, the amount of NPAs improved year-over-year; second, non-accrual loans as a percentage of net loans decreased from 2.01% at June 30, 2013, to 1.20% at June 30, 2014; and third, the percentage of loans 30 days or more delinquent decreased from 2.27% at June 30, 2013, to 1.41% at June 30, 2014. Management believes the allowance for loan losses, totaling $114,150,000, or 1.35% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio. See Note E for further discussion and analysis of the allowance for loan losses for the quarter ended June 30, 2014.
Other Income: The quarter ended June 30, 2014 produced total other income of $8,072,000 compared to $5,059,000 for the same quarter one year ago, an increase of $3,013,000, due primarily to increased transaction fee income related to deposit accounts acquired as part of the acquisition of branches from Bank of America, National Association as of the close of business on October 31, 2013, December 6, 2013, and May 2, 2014. Please see Note B for additional information.
Other Expense: The quarter ended June 30, 2014 produced total other expense of $53,293,000 compared to $41,610,000 for the same quarter one year ago, a 28.1% increase. Total other expense for the quarters ended June 30, 2014 and 2013 equaled 1.47% and 1.28%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 1,948 and 1,423 at June 30, 2014 and 2013, respectively. Higher staff and occupancy expense was due to an increase in the number of branches from 185 as of June 30, 2013 to 253 as of June 30, 2014. Additionally, information technology, ATM expenses and debit card charges were higher.
Loss on Real Estate Acquired Through Foreclosure: The quarter ended June 30, 2014, produced a net loss on the sale of real estate acquired through foreclosure of $2,056,000 compared to a net gain of $176,000 for the same quarter one year ago. The table below indicates some of the activity in the gain (loss) on real estate acquired through foreclosure.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Quarter Ended June 30,
	2014	2013
	(In thousands)

Net Gain on Sale	$2,466	$2,973
REO Writedowns	(2,953)	(2,032)
REO Operating Expenses	(1,569)	(765)
Gain (loss) on real estate acquired through foreclosure, net	$(2,056)	$176
Taxes: Income taxes increased to $21,092,000 for the quarter ended June 30, 2014, as compared to $21,003,000 for the same period one year ago. The effective tax rate for the quarter ended June 30, 2014 was 35.75% compared to 36.00% for the quarter ended June 30, 2013. The Company expects an effective tax rate of 35.75% going forward.

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

Item 4.        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management has evaluated, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on the evaluation, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2014 to April 30, 2014	441,033	$22.10	441,033	7,983,601
May 1, 2014 to May 31, 2014	742,900	21.14	742,900	7,240,701
June 1, 2014 to June 30, 2014	316,067	22.23	316,067	6,924,634
Total	1,500,000	$21.64	1,500,000	6,924,634
 ___________________

(1)
The Company's only stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 41,956,264 shares have been authorized for repurchase.

Item 3.        Defaults Upon Senior Securities
Not applicable

Item 4.        Mine Safety Disclosures
Not applicable

Item 5.        Other Information
Not applicable

Item 6.        Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer

	31.2	Section 302 Certification by the Chief Financial Officer

	32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

	101	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2014	/S/ ROY M. WHITEHEAD
ROY M. WHITEHEAD Chairman, President and Chief Executive Officer

August 11, 2014	/S/ DIANE L. KELLEHER
DIANE L. KELLEHER Senior Vice President and Chief Financial Officer