Form 10-K
period 2014-09-30
WASHINGTON FEDERAL INC
filed 2014-11-26
CIK 936528

United States
Securities and Exchange Commission
Washington, D.C. 20549
____________________________________
 FORM 10-K
____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014.
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
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock ("Common Stock") held on March 31, 2014, by non-affiliates was $2,343,718,830 based on the NASDAQ Stock Market closing price of $23.30 per share on that date. This is based on 100,588,791 shares of Common Stock that were issued and outstanding on this date, which excludes 1,174,624 shares held by all directors and executive officers of the Registrant.

At November 25, 2014, there were 98,181,367 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:
(1) Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2014, are incorporated into Part II, Items 5-8 and Part III, Item 12 of this Form 10-K.
(2) Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 21, 2015 are incorporated into Part III, Items 10-14 of this Form 10-K.

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
The Company's fiscal year end is September 30th. All references to 2014, 2013 and 2012 represent balances as of September 30, 2014, September 30, 2013 and September 30, 2012, respectively, or activity for the fiscal years then ended.
The business of the Bank consists primarily of attracting deposits from the general public and investing these funds in loans of various types, including first lien mortgages on single-family dwellings, construction loans, land acquisition and development loans, loans on multi-family and other income producing properties, home equity loans and business loans. It also invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations. Washington Federal has 251 branches located in Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. Through its subsidiaries, the Company is also engaged in real estate investment and insurance brokerage activities.

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
The Company's growth has been generated both internally and as a result of 19 acquisitions. Six of those acquisitions involved government assistance in some form.

Certain branches of Bank of America, National Association. During the fiscal year 2014, the Bank acquired 74 branches from Bank of America, National Association. This included: effective as of the close of business on October 31, 2013, 11 branches located in New Mexico; effective as of the close of business on December 6, 201,3 40 branches that are located in Eastern Washington, Oregon, and Idaho; and effective as of the close of business on May 2, 2014, 23 branches that are located in Arizona and Nevada. During 2014, the Bank closed seven branches and opened two new locations, one in Hobbs, New Mexico and one in Dallas, Texas. The combined acquisitions provided $1.9 billion in deposit accounts, $13 million of loans, and $25 million in branch properties. The Bank paid a 1.99% premium on the total deposits and received $1.8 billion in cash from the transactions. The operating results of the Company include the operating results produced by the first eleven branches for the period from November 1, 2013 to September 30, 2014, for the additional forty branches from December 7, 2013 to September 30, 2014, and for the most recent twenty-three branches from May 3, 2014 to September 30, 2014.

South Valley Bancorp, Inc. Effective November 1, 2012, the Bank acquired South Valley Bancorp, Inc. and it's wholly owned subsidiary, South Valley Bank & Trust ("SVBT"), was merged into the Bank. The acquisition provided $361 million of net loans, $108 million of loans covered by an FDIC loss-sharing agreement, $736 million of deposit accounts, including $533 million in transaction deposit accounts and 24 branch locations in Central and Southern Oregon. Total consideration paid at closing was $44 million, including $34 million of Washington Federal common stock and $10 million of cash resulting from the collection of certain earn-out assets. The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period November 1, 2012 to September 30, 2014.

Western National Bank. Effective December 16, 2011, the Bank acquired certain assets and liabilities, including most of the loans and deposits, of Western National Bank, headquartered in Phoenix, Arizona (“WNB”) from the Federal Deposit Insurance Corporation (“FDIC”) in an FDIC assisted transaction. Under the terms of the Purchase and Assumption Agreement, the Bank and the FDIC agreed to a discount of $53 million on net assets and no loss sharing provision or premium on deposits. WNB operated three full-service offices in Arizona. The Bank acquired certain assets with a book value of $177 million, including $143 million in loans and $7 million in foreclosed real estate, and selected liabilities with a book value of $153 million, including $136 million in deposits. Pursuant to the purchase and assumption agreement with the FDIC, the Company received a cash payment from the FDIC for $30 million. The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period December 16, 2011 to September 30, 2014.

Charter Bank. Effective October 14, 2011, the Bank acquired six branch locations, four in Albuquerque, New Mexico, and two in Santa Fe, New Mexico, from Charter Bank. The acquisition provided $255 million of deposits were acquired for a premium of $1.1 million. The operating results of the Company include the operating results produced by the assumed liabilities for the period October 14, 2011 to September 30, 2014.

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

	Average Statements of Financial Condition
	Year Ended September 30,
	2014			2013			2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)
Assets
Loans (1)	$7,997,565	$430,850	5.39%	$7,818,781	$454,915	5.82%	$8,019,317	$484,833	6.05%
Mortgage-backed securities	3,275,846	80,260	2.45	2,582,247	48,520	1.88	3,169,620	96,142	3.03
Investment securities (2)	1,866,560	20,964	1.12	1,446,493	12,492.86		1,157,346	9,293.80
FHLB & FRB stock	168,078	1,623.97		155,773	364.23		151,957	3	—
Total interest-earning assets	13,308,049	533,697	4.01%	12,003,294	516,291	4.30%	12,498,240	590,271	4.72%
Other assets	969,654			945,137			881,776
Total assets	$14,277,703			$12,948,431			$13,380,016
Liabilities and Stockholders’ Equity
Checking accounts	$1,888,478	1,259.07%		$1,244,149	936.08%		$874,510	857.10%
Passbook and statement accounts	558,146	607.11		377,581	566.15		286,946	574.20
Insured money market accounts	2,323,460	4,574.20		1,881,866	4,280.23		1,701,722	4,610.27
Certificate accounts (time deposits)	5,420,812	51,966.96		5,479,541	62,010	1.13	5,845,670	80,771	1.38
Repurchase agreements with customers	46,905	118.25		37,913	111.29		32,677	127.39
FHLB advances	1,955,205	68,307	3.49	1,905,479	68,075	3.57	1,949,019	80,617	4.14
Securities sold under agreements to repurchase	—	—	—	—	—	—	692,473	25,693	3.71
Total interest-bearing liabilities	12,193,006	126,831	1.04%	10,926,529	135,978	1.24%	11,383,017	193,249	1.70
Other liabilities	114,746			99,746			85,669
Total liabilities	12,307,752			11,026,275			11,468,686
Stockholders’ equity	1,969,951			1,922,156			1,911,330
Total liabilities and stockholders’ equity	$14,277,703			$12,948,431			$13,380,016
Net interest income/Interest rate spread		$406,866	2.97%		$380,313	3.06%		$397,022	3.02%
Net interest margin (3)			3.06%			3.17%			3.18%
   ___________________

(1)
The average balance of loans includes nonaccruing loans and covered loans, interest on which is recognized on a cash basis. It also includes net accretion of deferred loan fees and costs of $27.8 million, $26.4 million and $16.0 million for years 2014, 2013 and 2012, respectively.

(2)	Includes cash equivalents and repurchase agreements.

(3)	Net interest income divided by average interest-earning assets.

Lending Activities
General. The Company's net portfolio of loans totaled $8.1 billion at September 30, 2014, representing approximately 55% of its total assets. The Bank's lending activity is concentrated in the origination of loans secured by real estate, including long-term fixed-rate and adjustable-rate mortgage loans, adjustable-rate construction loans, adjustable-rate land development loans, fixed-rate and adjustable rate multi-family loans and fixed-rate and adjustable rate business loans.

The following table sets forth the composition of the Bank’s gross loan portfolio, by loan type, as of September 30 for the years indicated.

	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
					(In thousands)
Loans (excluding covered loans):
Single-family residential	$5,572,244	64.2%	$5,373,950	67.2%	$5,779,264	73.5%	$6,218,878	74.9%	$6,551,837	74.8%
Construction – speculative	140,060	1.6	130,778	1.6	131,526	1.7	140,459	1.7	169,712	1.9
Construction – custom	385,824	4.5	302,722	3.8	211,690	2.7	279,851	3.4	256,384	2.9
Land – acquisition and development	80,359	0.9	81,660	1.0	128,379	1.6	200,692	2.4	307,230	3.5
Land – consumer lot loans	111,130	1.3	124,984	1.6	141,844	1.8	163,146	2.0	186,840	2.1
Multi-family	920,285	10.6	835,598	10.5	710,741	9.0	700,673	8.4	697,351	7.9
Commercial real estate	752,957	8.7	625,293	7.7	406,364	5.2	303,442	3.7	315,915	3.6
Commercial & industrial	434,088	5.0	326,450	4.2	166,115	2.1	109,332	1.3	83,070	0.9
HELOC	134,455	1.6	133,631	1.7	126,942	1.6	115,092	1.4	116,143	1.3
Consumer	138,315	1.6	55,479	0.7	63,471	0.8	67,509	0.8	92,624	1.1
GROSS LOANS	$8,669,717	100.0%	$7,990,545	100.0%	$7,866,336	100.0%	$8,299,074	100.0%	$8,777,106	100.0%
Less LIP, Allowance and net def. costs & fees	(521,395)		(462,515)		(414,338)		(363,197)		(353,403)
NET LOANS	$8,148,322		$7,528,030		$7,451,998		$7,935,877		$8,423,703

The following table sets forth the composition of the Bank’s covered loan portfolio, by loan type, as of September 30, for the years indicated.

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
	(In thousands)
Loans:
Single-family residential	$45,467	21.3%	$56,888	15.7%	$43,375	11.6%
Construction – speculative	181	0.1	440	0.1	4,609	1.2
Construction – custom	—	—	1,197	0.3	1,196	0.3
Land – acquisition and development	6,953	3.3	22,763	6.3	34,177	9.2
Land – consumer lot loans	569	0.3	741	0.2	995	0.3
Multi-family	8,823	4.1	25,785	7.1	32,343	8.7
Commercial real estate	121,209	56.9	210,604	58.2	205,376	55.0
Commercial & industrial	14,386	6.7	24,365	6.7	31,527	8.4
HELOC	15,062	7.1	18,619	5.2	18,280	4.9
Consumer	553	0.2	846	0.2	1,577	0.4
Total covered loans	$213,203	100.0%	$362,248	100.0%	$373,455	100.0%
Allowance for losses	(2,244)		—		—
	$210,959		$362,248		$373,455
Discount	(34,483)		(66,301)		(85,079)
Covered loans, net	$176,476		$295,947		$288,376

The following table summarizes the Company’s total loan portfolio due for the periods indicated as of September 30, 2014 based on their contractual terms to maturity or repricing. Amounts are presented prior to deduction of discounts, premiums, loans in process, deferred net loan origination fees and allowance for loan losses.

	Total	Less than 1 Year	1 to 5 Years	After 5 Years
	(In thousands)
Single-family residential	$5,572,244	$160,608	$456,018	$4,955,618
Construction – speculative	140,060	130,211	7,633	2,216
Construction – custom	385,824	321,497	59,274	5,053
Land – acquisition and development	80,359	74,683	928	4,748
Land – consumer lot loans	111,130	8,486	19,406	83,238
Multi-family	920,285	75,604	650,125	194,556
Commercial real estate	752,957	360,182	231,151	161,624
Commercial & industrial	434,088	208,167	128,985	96,936
HELOC	134,455	134,455	—	—
Consumer	138,315	60,154	14,065	64,096
	$8,669,717	$1,534,047	$1,567,585	$5,568,085
Loans maturing after one year:
Adjustable-rate	$1,292,350
Fixed-rate	5,843,320
Total	$7,135,670
The original contractual loan payment period for residential mortgage loans originated by the Company normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans have a weighted average life of four to ten years.
Lending Programs and Policies. The Bank's principal lending activity is the origination of real estate mortgage loans to purchase or refinance single-family residences. The Bank also originates a significant number of multi-family residential and commercial loans, along with construction and land development loans. At September 30, 2014, single-family residential loans totaled $5.6 billion, or 64.2% of the Bank's gross loan portfolio; construction- speculative loans totaled $140 million, or 1.6% of the Bank's gross loan portfolio; construction - custom loans totaled $386 million, or 4.5% of the Bank's gross loan portfolio; land acquisition and development loans totaled $80 million, or .9% of the Bank's gross loan portfolio; land - consumer lot loans totaled $111 million, or 1.3% of the Bank's gross loan portfolio; multi-family loans totaled $920 million, or 10.6% of the Bank's gross loan portfolio; commercial real estate loans totaled $753 million, or 8.7% of the Bank's gross loan portfolio; commercial and industrial loans totaled $434 million, or 5.0% of the Bank's gross loan portfolio; HELOC loans totaled $135 million, or 1.6% of the Bank's gross loan portfolio and consumer loans totaled $138 million, or 1.6% of the Bank's gross loan portfolio.
Single-family residential loans. The Bank primarily originates 30 year fixed-rate loans secured by single-family residences. Moreover, it is the Bank's general policy to include in the documentation evidencing its conventional mortgage loans a due-on-sale clause, which facilitates adjustment of interest rates on such loans when the property securing the loan is sold or transferred.
All of the Bank's mortgage lending is subject to written, nondiscriminatory underwriting standards, loan origination procedures and lending policies prescribed by the Company's Board of Directors. Property valuations are required on all real estate loans. Appraisals are prepared by independent appraisers approved by the Bank's management, and reviewed by the Bank's staff. Property evaluations are sometimes utilized in lieu of appraisals on single-family real estate loans of $250,000 or less and are reviewed by the Bank's staff. Detailed loan applications are obtained to determine the borrower's ability to repay and the more significant items on these applications are verified through the use of credit reports, financial statements or written confirmations.
Depending on the size of the loan involved, a varying number of officers of the Bank must approve the application before the loan can be granted. Federal guidelines limit the amount of a real estate loan made to a specified percentage of the value of the property securing the loan, as determined by an evaluation at the time the loan is originated. This is referred to as the loan-to-value ratio. Maximum loan-to-value ratios for each type of real estate loan are established by the Company's Board of Directors.

When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, the Bank considers the additional risk inherent in these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total balance for loans with loan-to-value ratios exceeding 80% at origination as of September 30, 2014, was $521 million, with allocated reserves of $10.9 million.
Construction loans. The Bank originates construction loans to finance construction of single-family and multi-family residences as well as commercial properties. These loans to builders are generally indexed to the "prime rate" and normally have maturities of two years or less. Loans made to individuals for construction of their home generally are 30 year fixed rate loans. The Bank's policies provide that for residential construction loans, loans may be made for 85% or less of the appraised value of the property upon completion. As a result of activity over the past four decades, the Bank believes that builders of single-family residences in its primary market areas consider it to be a construction lender of choice. Because of this history, the Bank has developed a staff with in-depth land development and construction experience and working relationships with selected builders based on their operating histories and financial stability.
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
Land loans. The Bank's land development loans are of a short-term nature and are generally made for 75% or less of the appraised value of the unimproved property. Funds are disbursed periodically at various stages of completion as authorized by the Company's personnel. The interest rate on these loans generally adjusts daily in accordance with a designated index.
Land development loans involve a higher degree of credit risk than long-term financing on owner-occupied real estate. Mitigation of risk of loss on a land development loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of development compared to the estimated cost (including interest) of development and the financial strength of the borrower.
The Bank's permanent land loans (also called consumer lot loans) are generally made on improved land, with the intent of building a primary or secondary residence. These loans are limited to 80% or less of the appraised value of the property, up to a maximum loan amount of $350,000. The interest rate on permanent land loans is generally fixed for 20 years.
Multi-family residential loans. Multi-family residential (five or more dwelling units) loans generally are secured by multi-family rental properties, such as apartment buildings. In underwriting multi-family residential loans, the Bank considers a number of factors, which include the projected net cash flow to the loan's debt service requirement, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower's experience in owning or managing similar properties. Multi-family residential loans are originated in amounts up to 80% of the appraised value of the property securing the loan.
Loans secured by multi-family residential real estate generally involve a greater degree of credit risk than single-family residential loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. The Bank seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt service ratio. The Bank generally limits its multi-family residential loans to $10.0 million on any one loan.
It is the Company's policy to obtain title insurance ensuring that the Bank has a valid first lien on the mortgaged real estate serving as collateral. Borrowers must also obtain hazard insurance prior to closing and, when required by regulation, flood insurance. Borrowers may be required to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums when due.
Commercial and industrial loans. The Bank makes various types of business loans to customers in its market area for working capital, acquiring real estate, equipment or other business purposes, such as acquisitions. The terms of these loans generally range from less than one year to a maximum of ten years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to the libor rate, prime rate or another market rate.

Commercial loans are based upon the Management's assessment of the borrower's ability and willingness to repay along with an evaluation of secondary repayment sources such as the value and marketability of collateral. Most such loans are extended to closely held businesses and the personal guaranty of the principals is usually obtained. Commercial loans have a relatively high risk of default compared to residential real estate loans. Pricing of commercial loans is based on the credit risk of the borrower with consideration given to the overall relationship of the borrower, including deposits. The acquisition of business deposits is an important focus of this business line. The Bank provides a full line of treasury management products to support the depository needs of our clients.

Consumer loans. The Bank's $138.3 million consumer loan portfolio consists of approximately $94.0 million in prime quality student loans acquired from an independent financial investment firm that retains 1% of each loan, plus various other consumer loans acquired through acquisitions.

The remainder of these consumer loans are primarily home improvement loans made through third party originators that bear interest at rates of 10% and higher. Due to the nature of these loans the average charge-off rate has been 3-5% per year. After extensive review of this program, the Bank decided in fiscal 2009 to cease origination of these consumer loans, as the risk profile did not match with the Bank's long-term business plan. The Bank will continue to service the portfolio until the balances are repaid.

Home equity loans. The Bank extends revolving lines of credit to consumers that are secured by a first or second mortgage on a single family residence. The interest rates on these loans adjust monthly indexed to prime. Total loan-to-value ratios when combined with any underlying first liens are limited to 80% or less. Terms are a ten year draw period followed by a fifteen year amortization period.
Origination and Purchase of Loans. The Bank has general authority to lend anywhere in the United States; however, its primary lending areas are within the states of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. Loan originations come from a number of sources. Residential loan originations result from referrals from real estate brokers, walk-in customers, purchasers of property in connection with builder projects financed by the Bank, mortgage brokers and refinancings for existing customers. Business purpose loans are obtained primarily by direct solicitation of borrowers and continued business from borrowers who have previously borrowed from the Bank.

The Bank also purchases loans and mortgage-backed securities when lending rates and mortgage volume for new loan originations in its market area do not fulfill its needs. SFR loan originations, over the past few years were lower than historical levels due to the low interest rate environment and excessive government participation in the mortgage market. However, as can be seen in the table below, that trend has turned around in the last couple of years.

The table below shows total loan origination, purchase and repayment activities on non-covered loans of the Bank for the years indicated.

	2014	2013	2012	2011	2010
	(In thousands)
Loans originated (1, 3):
Single-family residential	$696,999	$707,310	$539,222	$557,902	$583,429
Construction – speculative	170,539	173,446	146,494	126,042	132,328
Construction – custom	359,073	304,156	210,308	289,113	276,057
Land – acquisition & development	53,960	22,590	21,323	14,957	31,179
Land – consumer lot loans	12,441	14,324	13,169	9,968	11,334
Multi-family	239,352	309,636	189,692	122,618	49,179
Commercial real estate	258,367	163,577	87,471	18,120	59,600
Commercial & industrial	332,871	225,809	143,849	134,940	272,102
HELOC	47,054	44,872	38,750	33,711	59,084
Consumer	1,359	315	—	219	3,241
Total loans originated	2,172,015	1,966,035	1,390,278	1,307,590	1,477,533

Loans purchased (2,3)	211,228	538,462	129,670	400	1,922

Loan principal repayments	(1,718,206)	(2,225,031)	(1,855,484)	(1,704,826)	(1,855,560)

Net change in loans in process, discounts, etc.	(44,745)	(203,434)	(148,343)	(90,990)	(183,622)
Net loan activity increase (decrease)	$620,292	$76,032	$(483,879)	$(487,826)	$(559,727)

Beginning balance	$7,528,030	$7,451,998	$7,935,877	$8,423,703	$8,983,430
Ending balance	$8,148,322	$7,528,030	$7,451,998	$7,935,877	$8,423,703
 ___________________

(1)	Includes undisbursed loan in process and does not include savings account loans, which were not material during the periods indicated.

(2)	Includes loans acquired through acquisitions and whole loan purchases.

(3)	Excludes covered loans.

The table below shows total loan purchases and repayment activities on covered loans of the Bank for the years indicated. The Bank acquired some additional covered loans through its acquisition of SVBT in 2013.

	2014	2013	2012
	(In thousands)
Covered loans purchased	$—	$107,946	$—
Covered loan principal repayments	(139,391)	(129,479)	(109,109)
Transfer to REO	(8,943)	(11,196)	(15,905)
Net change in loans in process, discounts, etc	28,863	40,300	31,207
Net loan activity	(119,471)	7,571	(93,807)

Beginning balance	295,947	288,376	382,183
Ending balance	$176,476	$295,947	$288,376

Interest Rates, Loan Fees and Service Charges. Interest rates charged by the Bank on mortgage loans are primarily determined by the competitive loan rates offered in its lending areas and in the secondary market. Mortgage loan rates reflect factors such as general interest rates, the supply of money available to the industry and the demand for such loans. These factors are in turn affected by general economic conditions, the regulatory programs and policies of federal and state agencies, changes in tax laws and governmental budgetary programs and Federal Reserve monetary policy.
The Bank receives fees for originating loans in addition to various fees and charges related to existing loans, including prepayment charges, late charges and assumption fees.
In making one-to-four- family home mortgage loans, the Bank normally charges an origination fee. As part of the loan application, the borrower pays the Bank for out-of-pocket costs, such as the appraisal fee, in reviewing the application, whether or not the borrower closes the loan. The interest rate charged is normally the prevailing rate at the time the loan application is approved and accepted. In the case of construction loans, the Bank normally charges an origination fee. Loan origination fees and other terms of multi-family residential loans are individually negotiated.
Non-performing Assets. When a borrower violates a condition of a loan, the Bank attempts to cure the default by contacting the borrower. In most cases, defaults are cured promptly. If the default is not cured within an appropriate time frame, typically 90 days, the Bank may institute appropriate action to collect the loan, such as making demand for payment or initiating foreclosure proceedings on the collateral. If foreclosure occurs, the collateral will typically be sold at public auction and may be purchased by the Company.
Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest or principal is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. The Bank does not accrue interest on loans 90 days past due or more. See Note A to the Consolidated Financial Statements included in Item 8 hereof.
The Company will consider modifying the interest rate and terms of a loan if it determines that a modification is deemed to be the best option available for collection in full or to minimize the loss to the Bank. Most loans restructured in troubled debt restructurings ("TDRs") are accruing and performing loans where the borrower has proactively approached the Bank about a modification due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The modification of these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. Principal forgiveness generally is not an available option for restructured loans. As of September 30, 2014, single-family residential loans comprised 86% of restructured loans. The Bank reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic market conditions.
Real estate acquired by foreclosure or deed-in-lieu thereof (“REO” or “Real Estate Owned”) is classified as real estate held for sale until it is sold or transferred to Real Estate Held for Investment (“REHI”). When property is acquired, it is recorded at the fair market value less estimated selling costs at the date of acquisition. Interest accrual ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expensed as incurred. Costs incurred for the improvement or development of such property are capitalized. See Note A to the Consolidated Financial Statements included in Item 8 hereof.

The following table sets forth information regarding restructured and non-accrual loans and REO held by the Bank at the dates indicated.

	2014	2013	2012	2011	2010
	(In thousands)
Performing restructured loans	$350,653	$391,415	$403,238	$320,018	$225,195
Non-Performing restructured loans	24,090	24,281	30,040	57,478	47,727
Total restructured loans	374,743	415,696	433,278	377,496	272,922
Non-accrual loans:
Single-family residential	74,067	100,460	131,193	126,624	123,624
Construction – speculative	1,477	4,560	10,634	15,383	39,915
Construction – custom	—	—	539	635	—
Land – Acquisition & development	811	2,903	13,477	37,339	64,883
Land – consumer lot loans	2,637	3,337	5,149	8,843	—
Multi-family	1,742	6,573	4,185	7,664	4,931
Commercial real estate	5,106	11,736	7,653	11,380	10,831
Commercial & industrial	7	477	16	1,679	371
HELOC	795	263	198	481	—
Consumer	789	990	383	437	977
Total non-accrual loans (1)	87,431	131,299	173,427	210,465	245,532
Total REO (2)	55,072	72,925	80,800	129,175	160,754
Total REHI(3)	4,808	9,392	18,678	30,654	28,244
Total non-performing assets	147,311	213,616	272,905	370,294	434,530
Total non-performing assets and performing restructured loans	$497,964	$605,031	$676,143	$690,312	$659,725
Total non-performing assets and restructured loans as a percent of total assets	3.37%	4.62%	5.42%	5.14%	4.89%
Total non-performing assets to total assets	1.00%	1.63%	2.19%	2.76%	3.22%
 ___________________

(1)
Had these loans performed according to their original contract terms, the Bank would have recognized interest income of approximately $6,816,000 in 2014. In addition to the nonaccrual loans reflected in the above table, at September 30, 2014, the Bank had $52,183,000 of loans that were less than 90 days delinquent but that were classified as substandard for one or more reasons. If these loans were deemed nonperforming, the Company's ratio of total nonperforming assets and restructured loans as a percent of total assets would have been 3.73% at September 30, 2014. For a discussion of the Company's policy for placing loans on nonaccrual status, see Note A to the Consolidated Financial Statements included in Item 8 hereof.

(2)	Total REO includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans. Excludes covered REO.

(3)	Total REHI includes real estate held for investment acquired in settlement of loans.

The following table analyzes the Bank’s allowance for loan losses at the dates indicated.

	September 30,
	2014	2013	2012	2011	2010
	(In thousands)
Beginning balance	$116,741	$133,147	$157,160	$163,094	$166,836
Charge-offs:
Single-family residential	8,529	20,947	53,789	38,465	33,812
Construction – speculative	949	1,446	4,916	13,197	28,930
Construction – custom	—	481	—	237	359
Land – Acquisition & development	541	3,983	16,978	39,797	105,576
Land – consumer lot loans	659	1,363	2,670	4,196	359
Multi-family	—	1,043	1,393	1,950	2,010
Commercial real estate	105	747	814	1,593	651
Commercial & industrial loans	826	1,145	249	4,733	8,902
HELOC	48	163	232	939	118
Consumer	3,442	2,783	3,538	4,602	6,670
	15,099	34,101	84,579	109,709	187,387
Recoveries:
Single-family residential	17,684	9,416	8,164	3,072	104
Construction – speculative	97	501	711	2,143	523
Construction – custom	—	—	—	—	188
Land – Acquisition & development	3,070	4,105	1,341	2,271	844
Land – consumer lot loans	23	40	—	—	11
Multi-family	—	171	504	71	—
Commercial real estate	33	17	225	328	3
Commercial & industrial loans	5,043	95	2,366	1,925	923
HELOC	—	—	66	185	—
Consumer	3,513	2,000	1,480	1,429	1,140
	29,463	16,345	14,857	11,424	3,736
Net charge-offs (recoveries)	(14,364)	17,756	69,722	98,285	183,651
Transfer to unfunded commitments	(2,910)	—	—	—	—
Provision for loan losses	(15,848)	1,350	45,709	92,351	179,909
Ending balance	$112,347	$116,741	$133,147	$157,160	$163,094
Ratio of net charge-offs (recoveries) to average loans outstanding	(.18)%	.23%	.87%	1.14%	1.99%

The following table sets forth the allocation of the Bank’s allowance for loan losses at the dates indicated.

	September 30,
	2014		2013		2012		2011		2010
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(In thousands)
Allowance allocation:
Single-family residential	$62,763	64.2%	$64,184	67.2%	$81,815	73.5%	$83,307	74.9%	$21,575	74.8%
Construction – speculative	6,742	1.6	8,407	1.6	12,060	1.7	13,828	1.7	26,346	1.9
Construction – custom	1,695	4.5	882	3.8	347	2.7	623	3.4	26,355	2.9
Land – acquisition & development	5,592.9		9,165	1.0	15,598	1.6	32,719	2.4	61,637	3.5
Land – consumer lot loans	3,077	1.3	3,552	1.6	4,937	1.8	5,520	2.0	4,793	2.1
Multi-family	4,248	10.6	3,816	10.5	5,280	9.0	7,623	8.4	5,050	7.9
Commercial real estate	7,548	8.7	5,595	7.8	1,956	5.2	4,331	3.7	3,165	3.6
Commercial & industrial	16,527	5.0	16,614	4.1	7,626	2.1	5,099	1.3	6,193.9
HELOC	928	1.6	1,002	1.7	965	1.6	1,139	1.4	586	1.3
Consumer	3,227	1.6	3,524.7		2,563.8		2,971.8		7,394	1.1
Unallocated	—		—		—		—		—
Total allowance for loan losses	$112,347		$116,741		$133,147		$157,160		$163,094
 ___________________

(1)	Represents the total amount of the loan category as a percentage of total loans outstanding.
The Bank maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The amount of this allowance is based on ongoing, quarterly assessments of the probable and estimable losses inherent in the loan portfolio. The Bank’s method for assessing the appropriateness of the allowance is to apply a loss percentage factor to the different loan types. The loss percentage factor is made up of two parts - the historical loss factor (“HLF”) and the qualitative loss factor (“QLF”). The HLF takes into account historical charge-offs by loan type. The Company uses an average of historical loss rates for each loan category multiplied by a loss emergence period. The QLF are based on management's continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, collateral values, geographic concentrations, seasoning of the loan portfolio, specific industry conditions, and the duration of the current business cycle. These factors are considered by loan type. Specific allowances are established in cases where management has identified conditions or circumstances related to a loan that management believes indicate the probability that a loss has been incurred. The Bank has also established a reserve for unfunded commitments.
As part of the process for determining the adequacy of the allowance for loan losses, management reviews the loan portfolio for specific weaknesses and considers the above mentioned factors. The recovery of the carrying value of loans is susceptible to future market conditions beyond the Bank's control, which may result in losses or recoveries differing from those provided. In those cases, a portion of the allowance is then allocated to reflect the estimated loss exposure.

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
The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated.

	September 30,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. government and agency obligations	$729,299	$731,943	$534,792	$533,975	$178,799	$183,019
Mutual Fund Investments	100,500	101,387	100,500	101,237	500	541
Corporate Bonds	505,741	509,007	449,750	452,015	399,259	403,325
State and political subdivisions	20,402	23,681	20,422	22,545	21,237	25,646
Agency pass-through certificates	3,109,905	3,083,726	2,900,066	2,834,025	2,352,360	2,386,397
Other commercial MBS	98,851	98,916	—	—	—	—
	$4,564,698	$4,548,660	$4,005,530	$3,943,797	$2,952,155	$2,998,928
The investment portfolio at September 30, 2014 was categorized by maturity as follows:

	Amortized Cost	Wtd Avg Yield
	(In thousands)
Due in less than 1 year	$15,000	1.06%
Due after 1 year through 5 years	474,194	1.31
Due after 5 years through 10 years	441,518	1.12
Due after 10 years	3,633,986	2.68
	$4,564,698	2.38%
Sources of Funds
General. Deposits are the primary source of the Bank’s funds for use in lending and other general business purposes. In addition to deposits, Washington Federal derives funds from loan repayments, advances from the FHLB, other borrowings, and from investment repayments and sales. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced by general interest rates, money market conditions, the availability of FDIC insurance and the market perception of the Company’s financial stability. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds, such as deposit inflows at lower than projected levels. Borrowings may also be used on a longer-term basis to support expanded activities and to manage interest rate risk.
Deposits. The Bank relies on a mix of deposit types, including business and personal checking accounts, term certificates of deposit, and other savings deposit alternatives that have no fixed term, such as money market accounts and passbook savings accounts The Bank offers several consumer checking account products, both interest bearing and non-interest bearing. Three business checking accounts are offered. Two are targeted to small businesses with relatively simple and straightforward banking needs. Larger, more complex business depositors are provided with an account that prices monthly based on the volume and type of activity. Savings and money market accounts are offered to both businesses and consumers, with interest paid after certain threshold amounts are exceeded.
Certificates with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year but less than four years, the penalty is 180 days of interest. When the maturity is greater than four years, the penalty is 365 days interest. Early withdrawal penalties during 2012, 2013 and 2014 amounted to approximately $607,000, $548,000 and $552,000, respectively.

The Bank’s deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. The Bank does not advertise for deposits outside of these states.

The following table sets forth certain information relating to the Company’s deposits at the dates indicated.

	September 30,
	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)		(In thousands)		(In thousands)
Balance by interest rate:
Checking accounts	$2,331,170.06%		$1,247,885.08%		$894,639.10%
Passbook and statement accounts	622,546.10		404,937.15		314,634.20
Money market accounts	2,536,971.18		1,888,020.23		1,737,180.26
	5,490,687		3,540,842		2,946,453
Fixed-rate certificates:
Under 2.00%	4,524,158		4,716,427		4,308,341
2.00% to 2.99%	602,683		631,256		841,520
3.00% to 3.99%	98,610		175,549		381,324
4.00% to 4.99%	146		25,335		98,119
5.00% to 5.99%	644		862		861
	5,226,241		5,549,429		5,630,165
	$10,716,928		$9,090,271		$8,576,618
The following table sets forth, by various interest rate categories, the amount of certificates of deposit of the Company at September 30, 2014, which mature during the periods indicated.

	Maturing in
	1 to 3 Months	4 to 6 Months	7 to 12 Months	13 to 24 Months	25 to 36 Months	37 to 60 Months	Total
	(In thousands)
Fixed-rate certificates:
Under 2.00%	$887,333	$1,114,969	$960,102	$821,445	$330,524	$409,786	$4,524,159
2.00% to 2.99%	10,615	14,344	66,550	177,226	328,180	5,767	602,682
3.00 to 3.99%	33,840	37,463	21,952	189	1,122	4,043	98,609
4.00 to 4.99%	—	—	—	119	13	14	146
5.00 to 5.99%	—	—	4	111	28	502	645
Total	$931,788	$1,166,776	$1,048,608	$999,090	$659,867	$420,112	$5,226,241

Historically, a significant number of certificate holders roll over their balances into new certificates of the same term at the Bank’s then current rate. To ensure a continuity of this trend, the Bank expects to continue to offer market rates of interest. Its ability to retain maturing deposits in certificate accounts is difficult to project; however, the Bank is confident that by competitively pricing these certificates, levels deemed appropriate by management can be achieved on a continuing basis.
At September 30, 2014, the Bank had $461,300,000 of certificates of deposit in amounts of $250,000 or more outstanding, maturing as follows: $72,400,000 within 3 months; $102,200,000 over 3 months through 6 months; $78,000,000 over 6 months through 12 months; and $208,700,000 thereafter.

The following table sets forth the customer account and customer repurchase activities of the Company for the years indicated.

	September 30,
	2014	2013	2012
	(In thousands)
Deposits	$3,995,756	$3,568,826	$2,660,961
Acquired deposits	1,853,798	735,000	390,000
Withdrawals	(4,281,421)	(3,858,076)	(3,227,185)
Net increase (decrease) in deposits before interest credited	1,568,133	445,750	(176,224)
Interest credited	58,524	67,903	86,939
Net increase (decrease) in customer accounts	$1,626,657	$513,653	$(89,285)

Borrowings. The Bank obtains advances from the FHLB upon the security of the FHLB capital stock it owns and certain of its loans, provided certain standards related to credit worthiness have been met. See “Regulation-Washington Federal-Federal Home Loan Bank System” below. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Company's credit worthiness. The FHLB is required to review its credit limitations and standards at least annually. FHLB advances have, from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand the Bank's lending program. The Company had $1.9 billion of FHLB advances outstanding at September 30, 2014.
The Bank may also use reverse repurchase agreements as a form of borrowing. Under reverse repurchase agreements, the Bank sells an investment security to a dealer for a period of time and agrees to buy back that security at the end of the period and pay the dealer a stated interest rate for the use of the dealer's funds. The amount of securities sold under such agreements depends on many factors, including the terms available for such transactions, the perceived ability to apply the proceeds to investments yielding a higher return, the demand for the securities and management's perception of trends in interest rates. The Bank had no securities sold under such agreements at September 30, 2014. See Note H to the Consolidated Financial Statements included in Item 8 hereof for additional information.
The Bank may need to borrow funds for short periods of time to meet day-to-day financing needs. In these instances, funds are borrowed from other financial institutions or the Federal Reserve, for periods generally ranging from one to seven days at the then current borrowing rate. At September 30, 2014, the Bank had no such short-term borrowings.

The Bank also offers two forms of repurchase agreements to its customers. One form has an interest rate that floats like that of a money market deposit account. The other form has a fixed rate and is offered in a minimum denomination of $100,000. Both forms are fully collateralized by securities. These obligations are not insured by FDIC and are classified as borrowings for regulatory purposes. The Bank had $47.7 million of such agreements outstanding at September 30, 2014.

The following table presents certain information regarding borrowings of the Bank for the years indicated.

	September 30,
	2014	2013	2012
	(In thousands)
Federal funds and securities sold to dealers under agreements to repurchase:
Average balance outstanding	$—	$—	$692,473
Maximum amount outstanding at any month-end during the period	—	—	800,000
Weighted-average interest rate during the period (1)	—%	—%	3.71%

FHLB advances:
Average balance outstanding	$1,955,205	$1,905,479	$1,949,019
Maximum amount outstanding at any month-end during the period	2,083,226	1,930,000	1,961,895
Weighted-average interest rate during the period (1)	3.49%	3.57%	4.14%

Securities sold to customers under agreements to repurchase:
Average balance outstanding	$46,905	$37,913	$32,697
Maximum amount outstanding at any month-end during the period	51,615	46,128	37,977
Weighted-average interest rate during the period (1)	0.25%	0.29%	0.39%

Total average borrowings:	$2,002,110	$1,943,392	$2,674,189
Weighted-average interest rate on total average borrowings (1)	3.42%	3.51%	3.98%
 ___________________

(1)	Interest expense divided by average daily balances.

Other Ratios
The following table sets forth certain ratios related to the Company for the periods indicated.

	September 30,
	2014	2013	2012
Return on assets (1)	1.10%	1.17%	1.03%
Return on equity (2)	7.99	7.88	7.23
Average equity to average assets	13.80	14.84	14.28
Dividend payout ratio (3)	26.45	24.83	24.81
___________________

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends declared per share divided by net income per share.

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

	September 30,
	2014 vs. 2013 Increase (Decrease) Due to			2013 vs. 2012 Increase (Decrease) Due to			2012 vs. 2011 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)			(In thousands)
Interest income:
Loan portfolio	$10,399	$(34,464)	$(24,065)	$(11,925)	$(17,993)	$(29,918)	$(36,593)	$(804)	$(37,397)
Mortgage-backed securities	15,032	16,708	31,740	(15,610)	(32,012)	(47,622)	21,346	(33,411)	(12,065)
Investments (1)	4,291	5,440	9,731	2,370	1,190	3,560	799	(5,701)	(4,902)
All interest-earning assets	29,722	(12,316)	17,406	(25,165)	(48,815)	(73,980)	(14,448)	(39,916)	(54,364)
Interest expense:
Customer accounts	8,670	(18,049)	(9,379)	2,673	(21,709)	(19,036)	(795)	(28,101)	(28,896)
FHLB advances and other borrowings	2,340	(1,043)	1,297	(26,997)	(11,057)	(38,054)	(1,741)	(3,810)	(5,551)
All interest-bearing liabilities	11,010	(19,092)	(8,082)	(24,324)	(32,766)	(57,090)	(2,536)	(31,911)	(34,447)
Change in net interest income	$18,712	$6,776	$25,488	$(841)	$(16,049)	$(16,890)	$(11,912)	$(8,005)	$(19,917)
___________________

(1)	Includes interest on cash equivalents and dividends on stock of the FHLB of Seattle and FRB of San Francisco.

Interest Rate Risk
The primary source of income for the Company is net interest income, which is the difference between the interest income generated by our interest-earning assets and the interest expense incurred for our interest-bearing liabilities. The level of net interest income is a function of the average balances of our interest-earning assets and liabilities and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities. Typically, if the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in our earnings.
During the past year, interest rates on our earning assets and our interest-bearing liabilities have both declined. The rates on earning assets have declined more than the reduction in costs of interest-bearing liabilities, so the net interest margin has declined to 3.05% compared to 3.17% in the prior year.
Interest rate risk arises in part due to the Bank's significant holdings of fixed-rate single-family home loans, which are longer-term than the customer accounts that constitute its primary liabilities. Accordingly, assets do not usually respond as quickly to changes in interest rates as liabilities. In the absence of action by Management, net interest income can be expected to decline when interest rates rise and to expand when interest rates fall. Shortening the maturity or repricing of the investment portfolio is one action that management can take. The composition of the investment portfolio was 46% variable rate and 54% fixed rate as of September 30, 2014 to provide some protection against the potential for rising rates. In addition, the Bank is producing more short term or variable rate loans and has increased less rate sensitive transaction accounts to 51% of the deposit portfolio from 39% at the prior year end.
The Company's balance sheet strategy, in conjunction with low operating costs, has allowed the Company to manage interest rate risk, within guidelines established by the Board of Directors, through all interest rate cycles. Although a significant change in market interest rates could adversely affect net interest income of the Company, the Company's interest rate risk approach has never resulted in the recording of a monthly operating loss. It is management's objective to grow the dollar amount of net interest income, through the rate cycles, acknowledging that there will be some periods of time when that will not be feasible.
The chart below shows the volatility of our period end net interest spread (dotted line which is measured against the right axis) compared to the relatively consistent growth in net interest income (solid line which is measured against the left axis). As noted above, this consistency is accomplished by managing the size and composition of the balance sheet through different rate cycles.

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
4.50%
4.00%
3.50%
3.00%
2.50%
2.00%
1.50%
1.00%
0.50%
0.00%
Net Interest Income (in millions)- left axis
Year End Spread - right axis
1984
1985
1986
1987
1988
1989
1990
1991
1992
1993
1994
1995
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014

The following table shows the estimated repricing periods for earning assets and paying liabilities.

	Repricing Period
	Within One Year	After 1 year - before 6 Years	Thereafter	Total
As of September 30, 2014	(In thousands)
Earning Assets (1)	$5,165,292	$4,443,041	$4,190,404	$13,798,737
Paying Liabilities	(6,826,260)	(3,932,083)	(1,898,057)	(12,656,400)
Excess (Liabilities) Assets	$(1,660,968)	$510,958	$2,292,347

Excess as % of Total Assets	(11.00)%
Policy limit for one year excess	(20.00)%
(1) Asset repricing period includes estimated prepayments based on historical activity

At September 30, 2014, the Company had approximately $1.7 billion more liabilities than assets subject to repricing in the next year, which amounted to a negative maturity gap of 11.00% of total assets, approximately the same gap as the prior year. The excess of liabilities relative to assets that will be repricing within the next year subjects the Company to decreasing net interest income should interest rates rise. However, if management were to take steps to change the size and/or mix of the balance sheet or slow the repricing of deposit rates upward, rising rates might not cause a decrease in net interest income.
The following table shows the potential impact of rising interest rates on net income for one year. The Bank's focus is primarily on the impact of rising rates, given the negative gap position which implies that generally when rates fall income should increase and when rates increase income is at risk to decrease (assuming no change in the size or composition of the balance sheet).
It is important to note that this is not a forecast or prediction of future events, but is used as a tool for measuring potential risk. This analysis assumes zero balance sheet growth and a constant percentage composition of assets and liabilities.

	Potential Impact on Net Income
Basis Point Increase in Interest Rates	As of 09/30/14	As of 09/30/13
	(In thousands)
100	$448	$(428)
200	(6,190)	(6,244)
300	(14,745)	(14,623)

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

Another method used to quantify interest rate risk is the net portfolio value (“NPV”) analysis. This analysis calculates the difference between the present value of interest-bearing liabilities and the present value of expected cash flows from interest-earning assets and off-balance-sheet contracts. The following tables set forth an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (measured in 100-basis-point increments). The improvement in the net portfolio value sensitivity during the year is due to shorter estimated lives of our assets and a higher beginning net portfolio value position. Comparing the NPV with no change in interest rates from September 30, 2014 to the prior year end, NPV increased $268.4 million or 10.8%. In addition, where there is no change in interest rates, the NPV amounts have increased since 2010 year over year an average of 10.2%.
These are expressed as a percentage of assets in the table below.
September 30, 2014

Change in Interest Rates	Estimated NPV Amount	Estimated (Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)	(In thousands)	(In thousands)
300	$1,803,038	$(954,076)	13.68%
200	2,158,694	(598,421)	15.68
100	2,488,453	(268,661)	17.35
No change	2,754,114	—	18.53

September 30, 2013

Change in Interest Rates	Estimated NPV Amount	Estimated (Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)	(In thousands)	(In thousands)
300	$1,939,513	$(546,203)	16.14%
200	2,171,981	(313,736)	17.42
100	2,368,470	(117,247)	18.37
No change	2,485,717	—	18.74

As of September 30, 2014 and 2013, the Company was in compliance with all of its interest rate risk policy guidelines as shown in the tables above.

Subsidiaries
Washington Federal, Inc. is a bank holding company that conducts its primary business through its only directly-owned subsidiary, the Bank. The Bank has a national bank charter with the OCC. The Bank has four active wholly owned subsidiaries which are discussed further below.
WAFD Insurance Group, Inc. is incorporated under the laws of the state of Washington and is an insurance agency that offers a full line of individual and business insurance policies to customers of the Company, as well as to the general public.
Statewide Mortgage Services Company is incorporated under the laws of the state of Washington. It holds and markets real estate held for investment. As of September 30, 2014, Statewide Mortgage Services held $4,808,000 of real estate held for investment and $11,426,000 of property and land.
Washington Services, Inc. is incorporated under the laws of the state of Washington. It holds certain branch properties and equipment and also acts as a trustee under deeds of trust as to which the Bank is beneficiary. As of September 30, 2014, Washington Services, Inc. held $500,000 of property and equipment.
First Mutual Sales Finance, Inc.is incorporated under the laws of the State of Delaware. It services consumer loans.

Employees
As of September 30, 2014, the Company had approximately 1,909 employees, including the full-time equivalent of 73 part-time employees and its service corporation employees. None of these employees are represented by a collective bargaining agreement, and the Company has enjoyed harmonious relations with its personnel.
Regulation
Set forth below is a brief description of certain laws and regulations that relate to the regulation of the Company and the Bank. The description of these laws and regulations, and descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and are qualified in their entirety by reference to applicable laws and regulations. Certain federal banking laws were amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).
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

As a national bank, the Bank is required to be a member of the Federal Reserve. As a member, it is required to purchase and maintain stock in the Federal Reserve Bank of San Francisco (“FRBSF”) in an amount equal to 3.00% of the paid-up capital stock and surplus of the Bank and have available another 3.00% in reserves. At September 30, 2014, the Bank had $24.0 million in FRBSF stock, which was in compliance with this requirement.
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

Financial Modernization. On July 21, 2010 the Dodd-Frank Act became effective. This law has broadly affected the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services industry, and will continue to significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and the Bank. Some of the changes that are significant to the Company and the Bank include:

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
As required by the Dodd-Frank Act, the Federal Reserve adopted a rule that restricted interchange fees applicable to debit card transactions. Effective October 1, 2011, interchange fees on debit card transactions are limited to a maximum of 21 cents per transaction plus 5 basis points of the transaction amount. A debit card issuer may recover an additional one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements prescribed by the Federal Reserve. The reduced debit card fee income did not have a material impact on the Bank.

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
Insurance of Deposit Accounts. Under the Dodd-Frank Act, the maximum amount of federal deposit insurance coverage has been permanently increased from $100,000 to $250,000 per depositor, per institution. Due to the significant number of bank failures and the current balance of the DIF, the Company anticipates continued elevated FDIC premiums for the industry going forward. Continued credit quality improvements have lessened this increase for the Company.
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
All insured institutions are also required to pay quarterly assessments to the FDIC in order to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the federal government established to recapitalize a predecessor to the DIF. These assessments will continue until the FICO bonds mature, which will be between 2017 and 2019. The FICO assessment rate is subject to quarterly adjustment. The current rate is 0.0062% of average consolidated total assets minus tangible equity.

Transactions with Affiliates; Insider Loans. Under current federal law, all transactions between and among a national bank and its affiliates, including holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. Generally, these requirements limit extensions of credit and certain other such transactions by the bank to affiliates to a percentage of the institution's capital and generally such transactions must be collateralized. Generally, all affiliate transactions must be on terms at least as favorable to the bank as transactions with non-affiliates. In addition, a bank may not lend to any affiliate engaged in non-banking activities that are not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The OCC is authorized to impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a national bank.
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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Seattle, which is one of 12 regional FHLBs that provide funding to their members for making home mortgage loans, as well as loans for affordable housing and community development. Each FHLB serves members within its assigned region and is funded primarily through proceeds derived from the sale of consolidated obligations of the FHLB system. Loans are made to members in accordance with the policies and procedures established by the Board of Directors of the FHLB. At September 30, 2014, the Company's advances from the FHLB amounted to $1.9 billion. As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle. At September 30, 2014, the Company had $134.9 million in FHLB Seattle stock, which was in compliance with this requirement. The FHLB of Seattle has been paying dividends and redeeming excess stock to its shareholders during 2014. The

FHLB of Seattle and the FHLB of Des Moines agreed to merge during 2014. This merger is not anticipated to have an adverse impact on the Bank.
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
Regulatory Capital Requirements. Bank holding companies and federally insured banks are required to maintain minimum levels of regulatory capital. The Federal Reserve has established capital standards applicable to all bank holding companies, and the OCC has established capital standards applicable to all national banks. The Federal Reserve and the OCC are also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.
The capital regulations create three capital requirements: 1) Tier 1 (or core) capital to adjusted total assets (the leverage ratio), 2) Tier 1 capital to risk-weighted assets, and 3) total capital to risk-weighted assets. Tier 1 (or core) capital generally includes common stockholders' equity, non-cumulative perpetual preferred stock and related surplus and minority interests in consolidated subsidiaries, less intangibles (unless included under certain limited conditions, but in no event exceeding 25% of core capital), plus purchased mortgage servicing rights in an amount not to exceed 50% of core capital. The current leverage or core capital requirement is at least 4.0% of adjusted total assets.
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
For information regarding the Company's and the Bank's compliance with each of these three capital requirements at September 30, 2014, see Note M to the Consolidated Financial Statements included in Item 8 hereof.
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
Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4% and a leverage ratio of not less than 4%. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits, generally. Any institution that is neither well capitalized nor adequately capitalized is considered undercapitalized. Federal law authorizes the Federal Reserve and the OCC to reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. The OCC may not reclassify a significantly undercapitalized institution as critically undercapitalized. As of September 30, 2014, the Bank exceeded the requirements of a well capitalized institution.

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
The Federal Reserve and the OCC have issued final rules establishing company-run annual stress tests for bank holding companies and national banks, respectively, with assets between $10 and $50 billion. The 3-year stress test results as of September 30, 2013 were reported to the OCC by March 31, 2014. The stress test results as of September 30, 2014 will be reported to the Federal Reserve and the OCC by March 31, 2015, and published between June 15th and June 30, 2015.

Taxation
Federal Taxation. For federal and state income tax purposes, the Company reports its income and expenses on the accrual basis method of accounting and files its federal and state income tax returns on a September 30, fiscal year basis. The Company files consolidated federal and state income tax returns with its wholly-owned subsidiaries.
The Company has been examined by the Internal Revenue Service through the year ended September 30, 1990. There were no material changes made to the Company’s originally reported taxable income as a result of this examination. The Internal Revenue Service is in the process of conducting an examination of the Company through the year ended September 30, 2012. Management does not expect the results of this examination to have a material impact on the Company's consolidated financial statements.
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
The state of Oregon has a corporate excise tax with a statutory rate of 6.6% on the first $1 million of apportionable income and then 7.6% over $1 million of apportionable income.
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
Washington Federal makes available, free of charge through its website, its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Additionally, the Company has adopted and posted on its website a code of ethics that applies to its senior financial officers. The Company’s website also includes the charters for its audit committee, compensation committee, risk management committee, and nominating and governance committee. The address for the Company’s website is www.washingtonfederal.com. The Company will provide a printed copy of any of the aforementioned documents to any requesting shareholder.

Item 1A.	Risk Factors

Ownership of the Company's common stock involves risk. Investors should carefully consider, in addition to the other information set forth herein, the following risk factors:
Current economic conditions continue to pose significant challenges for us and could adversely affect our financial condition and results of operations.
We are operating in an uncertain economic environment, including lackluster national and global conditions, accompanied by high unemployment and very low interest rates. Financial institutions continue to be affected by changing conditions in the real estate and financial markets, along with an arduous regulatory climate. Dramatic declines in the housing market in recent years, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions. While conditions have improved, a return to a recessionary economy could result in financial stress on our borrowers that would adversely affect our financial condition and results of operations. Deteriorating conditions in the regional economy served by the Company could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with events:

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
Substantially all of our loans are to individuals, businesses and real estate developers in the Pacific Northwest, Arizona, Utah, Texas, New Mexico and Nevada, and our business depends significantly on general economic conditions in these market areas. Unemployment rates have improved but continue to be high in most of our market areas. Severe declines in housing prices and property values were acute in our primary market areas. Most areas are improving in real estate values. However, a further deterioration in economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences, any of which could have a material adverse effect on our business:

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
Actions by other lenders or bank regulators could further depress the value of our real estate holdings, if lenders aggressively dispose of properties because of demand by their regulators or the prevailing business conditions. If a significant decline in market values occurs, the collateral for the Company's loans will provide decreasing levels of security. As a result, the Company's ability to recover the principal amount due on defaulted loans by selling the underlying real estate will be diminished, and the Company will be more likely to suffer losses on defaulted loans.
We own real estate as a result of foreclosures resulting from non-performing loans. If other lenders or borrowers liquidate significant amounts of real estate in a rapid or disorderly fashion, or if the FDIC elects to dispose of significant amounts of real estate from failed financial institutions in a similar fashion, it could have an adverse effect on the values of the properties we own. In such a case, we may incur further write-downs and charge-offs, which could, in turn, adversely affect our results of operations and financial condition.
The Company may suffer losses in its loan portfolio despite its underwriting and loan collection practices.
The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting and loan collection practices. Underwriting practices often include analysis of a borrower's prior credit history, financial statements, tax returns and cash flow projections; valuation of collateral; personal guarantees of loans to businesses; and verification of liquid assets. If the underwriting process fails to capture accurate information or proves to be inadequate, we may incur losses on loans that appeared to meet our underwriting criteria, and those losses may exceed the amounts set aside as reserves in the allowance for loan losses. Our loan collection resources were expanded to meet the increase in nonperforming loans resulting from the recent economic downturn and to service the loans from our acquisitions, resulting in higher loan administration costs. The Company is also exposed to the risk of improper documentation of foreclosure proceedings that would also increase the cost of collection. There is also the risk that loss sharing agreements with the FDIC may not be fulfilled.
The Company is in the process of upgrading its core technology infrastructure which may expose the Company to significant risks.

The Bank is in year two of a three-year program designed to transition the Bank from its current stable, cost-efficient but aging legacy operating system to a more modern, efficient, scalable system.  The Bank’s capacity to successfully provide its products and services to its customers is dependent on a successful migration to the third-party system and the ability of the third party to provide the necessary services.  Any disruption of such services, or the termination of a third-party license of service agreement related thereto, could adversely affect the Bank’s ability to provide and service customer products.

In addition, when the Bank acquires other institutions or branches, such as, for example, its recent acquisition of branches from Bank of America, the success and value of the transaction can depend in part on the Bank’s ability to seamlessly integrate the acquired customers’ services and products with the Bank’s technology platform.  Failure to do so can lead to, among other things, dissatisfaction among acquired customers and the loss of the business of such customers.
The Company has risk of systems failures and security risk, including "hacking" and "identity theft".

The Bank relies extensively on the successful and uninterrupted functioning of its information technology and telecommunications systems.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems and could damage our reputation, result in loss of customer business, subject us to regulatory scrutiny, or expose us to civil litigation and possible financial liability.  This applies to our internally developed systems and the systems of our third-party service providers.

While the Bank believes it has robust information systems and security procedures, controls and policies designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur, or, if they do occur, that they will be adequately addressed.  Because the techniques used to obtain unauthorized access, disable or degrade systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate protective measures.

To date the Bank has not experienced any material losses related to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks and losses in the future.  The Bank’s risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement our Internet banking and mobile banking channel, our expanding operations and use of third-party information systems.

Cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect customer information, our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Company.  As cybersecurity threats continue to evolve, we may be required to expend additional resources to continue to modify or refine our protective measures against these threats.

    The Company's business is subject to interest rate risk and changes in market interest rates may negatively affect its results of operations and financial condition.

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets and the interest expense generated by our interest-bearing liabilities. The level of net interest income is a function of the average balances of our interest-earning assets and interest-bearing liabilities and the spread between the amounts of the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and the mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”), and market interest rates.
Management is unable to predict these external factors, including the fluctuations of market interest rates, which are affected by many drivers, including inflation, recession, unemployment, monetary policy, domestic and international disorder, instability in domestic and foreign financial markets, and investor and consumer demand.
The level of net interest income is influenced by movements in interest rates, the pace at which such movements occur, and the volume and mix of our interest-bearing assets and liabilities. The cost of our deposits is largely based on short-term interest rates, the level of which is driven by the FOMC. However, the yields generated by our long term loans, such as single-family residential and multifamily mortgage loans, and securities are typically driven by long-term (10 year) interest rates, which are set by the market and vary from day to day. During the last few years the Federal Reserve's unprecedented involvement in the purchase of assets, commonly know as "quantitative easing", has caused interest rates to be lower than than they would have been without such involvement. The timing and impact of the withdrawal of this quantitative easing is unknown.
If the interest rates on our interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in our earnings. Our net interest income and earnings would be similarly impacted were the interest rates on our interest-earning assets to decline more quickly than the interest rates on our interest-bearing liabilities. In addition, changes in interest rates could affect our ability to originate loans and attract and retain deposits; the fair values of our securities and other financial assets; the fair values of our liabilities; and the average lives of our loan and securities portfolios. Additionally, decreases in interest rates could lead to increased loan refinancing activity which, in turn, would alter the balance of our interest-earning assets and impact net interest income. Increases in interest rates could reduce loan refinancing activity which could result in compression of the spread between loan yields and more quickly rising funding rates.
The Company is exposed to movements in market rates to a degree that may not be experienced by other financial institutions. The Company accepts this elevated level of interest rate risk as a result of its significant portfolio of fixed-rate single-family home loans which are longer-term in nature than the customer accounts and borrowed money that constitute its liabilities. The Company manages its interest rate risk in part by growing the fixed-rate loan portfolio when yields are higher and focusing on loans or investments with shorter term characteristics, such as construction or commercial loans, when loan rates are lower. This balance sheet strategy in conjunction with a strong capital position has allowed the Company to manage interest rate risk through all interest rate cycles. Low operating costs have contributed further to the strong capital position. Although the company has implemented asset and liability management policies and procedures that seek to manage this interest rate risk, these policies may not be successful.
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
We recorded a $15.4 million reversal of the provision for loan losses during the year ended September 30, 2014, compared to a $1.4 million provision for the year ended September 30, 2013. Our non-performing assets amounted to $147.3 million or 1.00% of total assets, at September 30, 2014, compared to $213.6 million, or 1.63% of total assets one year earlier. We had net recoveries of $14.4 million for the year ended September 30, 2014, compared with $18 million of net charge-offs for the year ended September 30, 2013.
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
Our deposit insurance premiums could increase further in the future, which could have a material adverse impact on our future earnings and financial condition.
The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the DIF at a specific level. The Bank's FDIC insurance premiums increased substantially beginning in 2009, and we expect to pay significant premiums in the future. Unfavorable economic conditions, increased bank failures and additional failures maydecrease the DIF. In order to restore the DIF to its statutorily mandated minimum of 1.35% of total deposits , the FDIC has increased deposit insurance premium rates. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are responsible for funding the increase. The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act. It has, in addition, established a higher reserve ratio of 2% as a long-term goal which goes beyond what is required by statute. There is no implementation deadline for the 2% ratio. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. Any increase in our FDIC premiums could have an adverse effect on the Bank's profits and financial condition.
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

The Company owns the building in which its principal executive offices are located in Seattle, Washington. The following table sets forth certain information concerning the Company's offices:

Location	Number of Offices	Building		Net Book Value at September 30, 2014 (2)
		Owned	Leased (1)
				(In thousands)
Washington	81	66	15	$143,827
Idaho	27	20	7	13,879
Oregon	49	37	12	37,373
Utah	10	5	5	2,674
Arizona	36	26	10	22,644
Texas	5	2	3	2,980
New Mexico	29	24	5	28,503
Nevada	14	8	6	5,663

Total	251	188	63	$257,543

(1)	The leases have varying terms expiring from 2014 through 2070, including renewal options.

(2)	Amount represents the net book value of all land, property and equipment owned by the Company and the book value of leasehold improvements, where applicable.
The Company evaluates on a continuing basis the suitability and adequacy of its offices, both branches and administrative centers, and has opened, relocated, remodeled or closed them as necessary to maintain efficient and attractive premises. The net investment in premises, equipment and leaseholds was $257.5 million at September 30, 2014.

Item 3.	Legal Proceedings
The Company and its subsidiaries are involved in legal proceedings occurring in the ordinary course of business that in the aggregate are believed by management to be immaterial to the financial statements of the Company. The effects of legal proceedings did not have a material impact on the statements of operations for any of the three years ended September 30, 2014.

Item 4.	Mine Safety Disclosures
None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The information required herein is incorporated by reference from page 81 of the Company’s Annual Report to Stockholders for 2014, which is included herein as Exhibit 13 (“Annual Report”).
The Company’s stock repurchase program was publicly announced by the board of directors on February 3, 1995 and has no expiration date. Under this program, a total of 41,956,264 shares of the Company’s common stock have been authorized for repurchase. During the year ended September 30, 2014 the Company repurchased 4,830,400 shares at a weighted average price of $21.59. As of September 30, 2014, 5,035,834 shares remained authorized for share repurchase.

Item 6.	Selected Financial Data
The information required herein is incorporated by reference from page 20 of the Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information required herein is incorporated by reference on pages 7 through 19 of the Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The information required herein is incorporated by reference to Interest Rate Risk commencing on page 8 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data
The financial statements and supplementary data required herein are incorporated by reference from pages 21 through 74 of the Annual Report.

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
Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer; and its Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The annual Management’s Report on Internal Control over Financial Reporting and the attestation reports of the Company’s Independent Registered Public Accounting Firm required herein is incorporated by reference on pages 79 and 80 of the Annual Report.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required herein is incorporated by reference to the Proxy Statement which is expected to be dated on or about December 12, 2014, for the Company’s annual meeting of stockholders to be held on January 21, 2015 (“Proxy Statement”).
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
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of September 30, 2014 and 2013
Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2014
Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended September 30, 2014
Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended September 30, 2014
Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2014
Notes to Consolidated Financial Statements
(a)(2) There are no financial statement schedules filed herewith.
(a)(3) The following exhibits are filed as part of this report, and this list includes the Exhibit Index:

No.	Exhibit	Page/ Footnote

3.1	Restated Articles of Incorporation of the Company, as amended

3.2	Bylaws of the Company	(1)

10.4	2001 Long-Term Incentive Plan*	(2)

10.5	Form of award agreement for restricted stock for 2001 Long Term Incentive Plan *	(3)

10.6	Form of award agreement for stock options for all plans*	(3)

10.7	2011 Long Term Incentive Plan	(4)
13	Annual Report to Stockholders

21	Subsidiaries of the Company - Reference is made to Item 1, “Business - Subsidiaries” for the required information

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002

101	Financial Statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 formatted in XBRL
 ___________________

*	Management contract or compensation plan

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3ASR filed with the SEC on September 14, 2009.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 23, 2002.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on November 8, 2005.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the SEC on November 27, 2012.

(5)	See (a)(3) above for all exhibits filed herewith and the Exhibit Index.

(6)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON FEDERAL, INC.

November 25, 2014	By:	/S/ ROY M. WHITEHEAD
Roy M. Whitehead, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roy M. Whitehead	November 25, 2014
Roy M. Whitehead, Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ Diane L. Kelleher	November 25, 2014
Diane L. Kelleher, CPA Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ David K. Grant	November 25, 2014
David K. Grant, Director
/s/ Anna C. Johnson	November 25, 2014
Anna C. Johnson, Director
/s/ Thomas J. Kelley	November 25, 2014
Thomas J. Kelley, Director
/s/ Liane J. Pelletier	November 25, 2014
Liane J. Pelletier, Director
/s/ Barbara L. Smith	November 25, 2014
Barbara L. Smith, Director
/s/ Mark N. Tabbutt	November 25, 2014
Mark N. Tabbutt, Director
/s/ Randall H. Talbot	November 25, 2014
Randall H. Talbot, Director