Form 10-Q
period 2014-12-31
WASHINGTON FEDERAL INC
filed 2015-02-10
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at January 31, 2015
Common stock, $1.00 par value	96,383,502

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	December 31, 2014	September 30, 2014
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$542,769	$781,843
Available-for-sale securities, at fair value	2,895,056	3,049,442
Held-to-maturity securities, at amortized cost	1,516,219	1,548,265
Loans receivable, net	8,253,917	8,148,322
Covered loans, net	161,478	176,476
Interest receivable	40,757	52,037
Premises and equipment, net	254,284	257,543
Real estate held for sale	61,970	55,072
Real estate held for investment	3,994	4,808
Covered real estate held for sale	19,405	24,082
FDIC indemnification asset	30,356	36,860
FHLB and FRB stock	154,870	158,839
Bank owned life insurance	100,216	—
Intangible assets, net	301,885	302,909
Federal and state income tax assets, net	—	16,515
Other assets	157,580	143,028
	$14,494,756	$14,756,041
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$5,464,198	$5,490,687
Time deposit accounts	5,114,655	5,226,241
	10,578,853	10,716,928
FHLB advances	1,830,000	1,930,000
Advance payments by borrowers for taxes and insurance	19,301	29,004
Federal and state income taxes, net	4,278	—
Accrued expenses and other liabilities	80,985	106,826
	12,513,417	12,782,758
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 133,590,428 and 133,322,909 shares issued; 97,556,077 and 98,404,705 shares outstanding	133,591	133,323
Paid-in capital	1,639,350	1,638,211
Accumulated other comprehensive income, net of taxes	23,435	20,708
Treasury stock, at cost; 36,034,351 and 34,918,204 shares	(549,434)	(525,108)
Retained earnings	734,397	706,149
	1,981,339	1,973,283
	$14,494,756	$14,756,041
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2014	2013
	(In thousands, except per share data)
INTEREST INCOME
Loans	$108,293	$107,227
Mortgage-backed securities	19,175	19,368
Investment securities and cash equivalents	5,816	4,663
	133,284	131,258
INTEREST EXPENSE
Customer accounts	13,445	15,499
FHLB advances and other borrowings	17,656	17,447
	31,101	32,946
Net interest income	102,183	98,312
Reversal of provision for loan losses	(5,500)	(4,600)
Net interest income after reversal of provision for loan losses	107,683	102,912

OTHER INCOME
Loan fee income	2,065	2,046
Deposit fee income	5,977	1,704
Other income (loss)	(2,662)	2,038
	5,380	5,788

OTHER EXPENSE
Compensation and benefits	29,160	25,126
Occupancy	8,135	7,050
FDIC insurance premiums	674	2,934
Information technology	4,030	1,318
Product delivery	5,627	2,929
Other expense	5,974	4,763
	53,600	44,120

Gain (loss) on real estate acquired through foreclosure, net	315	(1,951)
Income before income taxes	59,778	62,629
Income tax provision	21,371	22,393
NET INCOME	$38,407	$40,236

PER SHARE DATA
Basic earnings	$0.39	$0.39
Diluted earnings	0.39	0.39
Dividends paid on common stock per share	0.15	0.10
Basic weighted average number of shares outstanding	98,147,939	102,329,578
Diluted weighted average number of shares outstanding, including dilutive stock options	98,524,839	102,813,154
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended December 31,
	2014	2013
	(In thousands)
Net income	$38,407	$40,236
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sale securities	8,560	(9,661)
Net unrealized (loss) on long-term borrowing hedge	(4,249)	—
Related tax benefit (expense)	(1,584)	3,478
Other comprehensive income (loss)	2,727	(6,183)
Comprehensive income	$41,134	$34,053
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at October 1, 2014	$133,323	$1,638,211	$706,149	$20,708	$(525,108)	$1,973,283
Net income			38,407			38,407
Other comprehensive income				2,727		2,727
Dividends on common stock			(10,159)			(10,159)
Compensation expense related to common stock options		300				300
Proceeds from exercise of common stock options	18	248				266
Restricted stock	250	591				841
Treasury stock acquired					(24,326)	(24,326)
Balance at December 31, 2014	$133,591	$1,639,350	$734,397	$23,435	$(549,434)	1,981,339

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at October 1, 2013	$132,573	$1,625,051	$594,450	$6,378	$(420,817)	$1,937,635
Net income			40,236			40,236
Other comprehensive loss				(6,183)		(6,183)
Dividends on common stock			(10,179)			(10,179)
Compensation expense related to common stock options		300				300
Proceeds from exercise of common stock options	444	8,836				9,280
Restricted stock	256	584				840
Treasury stock acquired					(18,945)	(18,945)
Balance at December 31, 2013	$133,273	$1,634,771	$624,507	$195	$(439,762)	$1,952,984

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended December 31,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,407	$40,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and Amortization	5,299	3,757
Cash received from (paid to) FDIC under loss share	(431)	1,295
Stock option compensation expense	300	300
Reversal of provision for loan losses	(5,500)	(4,600)
Gain on real estate held for sale	(9,606)	(597)
Decrease (increase) in accrued interest receivable	11,280	(411)
Decrease in federal and state income tax	19,208	22,629
Decrease (increase) in cash surrender value in bank owned life insurance	(216)	—
Decrease (increase) in other assets	(14,552)	1,649
Decrease in accrued expenses and other liabilities	(25,890)	(12,768)
Net cash provided by operating activities	18,299	51,490
CASH FLOWS FROM INVESTING ACTIVITIES
Net (loan originations) principal collections	(36,993)	(68,870)
Loans purchased	(46,831)	—
FHLB & FRB stock redemption	3,969	1,376
Available-for-sale securities purchased	(41,225)	(565,080)
Principal payments and maturities of available-for-sale securities	202,760	76,805
Principal payments and maturities of held-to-maturity securities	31,178	23,117
Net cash received from acquisition	—	1,280,077
Proceeds from sales of real estate held for sale and investment	13,496	14,295
Proceeds from sales of covered REO	4,413	6,098
Purchase of bank owned life insurance	(100,000)	—
Premises and equipment purchased and REO improvements	(2,019)	(9,232)
Net cash provided by investing activities	28,748	758,586
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in customer accounts	(137,999)	(1,795)
Proceeds from borrowings	—	625,000
Repayments of borrowings	(100,000)	(625,000)
Proceeds from exercise of common stock options and related tax benefit	266	9,280
Dividends paid on common stock	(14,359)	(10,179)
Treasury stock purchased	(24,326)	(18,945)
Decrease in advance payments by borrowers for taxes and insurance	(9,703)	(24,652)
Net cash used by financing activities	(286,121)	(46,291)
Increase (decrease) in cash and cash equivalents	(239,074)	763,785
Cash and cash equivalents at beginning of period	781,843	203,563
Cash and cash equivalents at end of period	$542,769	$967,348
(CONTINUED)
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Quarter Ended December 31,
	2014	2013
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Non-cash investing activities
Non-covered real estate acquired through foreclosure	$8,852	$9,956
Covered real estate acquired through foreclosure	51	179

Cash paid during the period for
Interest	34,653	33,644
Income taxes	23	(236)

The following summarizes the non-cash activities related to acquisitions
Fair value of assets and intangibles acquired, including goodwill	$—	$65,531
Fair value of liabilities assumed	—	(1,345,608)
Net fair value of assets (liabilities)	$—	$(1,280,077)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

NOTE A – Summary of Significant Accounting Policies
Nature of Operations - Washington Federal, Inc. is a Washington corporation headquartered in Seattle, Washington. The Company is a bank holding company that conducts its operations through a federally-insured national bank subsidiary. The Bank is principally engaged in the business of attracting deposits from the general public and investing these funds, together with borrowings and other funds, in one-to-four family residential real estate loans, multi-family real estate loans and commercial loans. As used throughout this document, the terms "Washington Federal" or the "Company" refer to Washington Federal, Inc. and its consolidated subsidiaries and the term "Bank" refers to the operating subsidiary Washington Federal, National Association.
Basis of Presentation - The unaudited interim financial statements included in this report have been prepared by Washington Federal. All intercompany transactions and accounts have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The September 30, 2014 Consolidated Statement of Financial Condition was derived from audited financial statements.
The information included in this Form 10-Q should be read in conjunction with the financial statements and related notes in the Company’s 2014 Annual Report on Form 10-K (“2014 Form 10-K”) as filed with the SEC. Interim results are not necessarily indicative of results for a full year.
Summary of Significant Accounting Policies - The significant accounting policies used in preparation of our consolidated financial statements are disclosed in our 2014 Form 10-K. Other than as discussed below, there have not been any material changes in our significant accounting policies compared to those contained in our 2014 Form 10-K disclosure for the year ended September 30, 2014.
Correction of Immaterial Errors Related to Prior Periods - During the three months ended December 31, 2014, the Company made an $8,200,000 adjustment which increased the value of real estate owned and other income to correct an error in prior years. The adjustment reflects a one-time correction necessary to change the accounting for real estate owned to be in conformity with GAAP. The Company also made an $8,900,000 adjustment which decreased accrued interest receivable and other income as a result of the Company identifying a reconciliation error which had overstated interest income and accrued interest receivable. Based upon an evaluation of all relevant factors, management believes these correcting adjustments did not have a material impact on the Company’s current quarter financial statement or on any previously reported quarterly or yearly results.
Off-Balance-Sheet Credit Exposures – The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance at December 31, 2014 and September 30, 2014, excluding covered loans, of $584,227,000 and $583,838,000, respectively. The Company estimates losses on off-balance-sheet credit exposures by allocating a loss percentage derived from historical loss factors for each asset class.

Reclassifications - Reclassification of Other Expenses into Product delivery and Information technology line items have been made to the financial statements for years prior to September 30, 2014 to conform to current year classifications.

NOTE B - Acquisitions

There were no acquisitions completed during the quarter ended December 31, 2014. During the fiscal year 2014, the Bank acquired seventy-four branches from Bank of America, National Association. Effective as of the close of business on October 31, 2013, the Bank completed the acquisition of eleven branches that are located in New Mexico. Effective as of the close of business on December 6, 2013, the Bank completed the acquisition of another forty branches that are located in Washington, Oregon, and Idaho. Effective as of the close of business on May 2, 2014, the Bank completed the acquisition of another twenty-three branches that are located in Arizona and Nevada. Management believes that these transactions represent a significant enhancement of our branch network. This transaction will bring new customers to the Company and improve the deposit mix and reduce overall funding costs. The combined acquisitions provided $1,853,798,000 in deposit accounts, $12,881,000 of loans, and $25,097,000 in branch properties. The Bank paid a 1.99% premium on the total deposits and received $1,776,660,000 in cash from the transactions. The acquisition method of accounting was used to account for the acquisitions. The purchased assets and assumed liabilities are recorded at their respective acquisition date estimated fair values. The Bank recorded $11,040,000 in core deposit intangible and $31,225,000 in goodwill related to these transactions.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

The operating results of the Company include the operating results produced by the first eleven branches for the period from November 1, 2013 to December 31, 2014, for the additional forty branches from December 7, 2013 to December 31, 2014, and for the most recent twenty-three branches from May 3, 2014 to December 31, 2014.

The table below displays the adjusted fair value as of the acquisition date for each major class of assets acquired and liabilities assumed:

Adjusted Fair Value Recorded by
Washington Federal
(In thousands)
Assets:
Cash	$1,776,660
Available for sale securities	—
FHLB stock	—
Loans receivable, net	12,881
Covered loans receivable, net	—
FDIC indemnification asset	—
Property and equipment, net	25,097
Core deposit intangible	11,040
Real estate held for sale	—
Covered real estate held for sale	—
Goodwill	31,225
Other assets	70
Total Assets	1,856,973

Liabilities:
Customer accounts	1,853,798
FHLB advances	—
Other liabilities	3,175
Total Liabilities	1,856,973

Net assets acquired	$—

NOTE C – Dividends
On October 17, 2014, the Company paid its 127th consecutive quarterly cash dividend on common stock. Dividends paid per share were $.15 and $.10 for the quarters ended December 31, 2014 and 2013, respectively. Due to a one-time change in the schedule of quarterly dividends, the Company increased the normal $.11 per share payout for pro-ration over four months for the most recent dividend payment.
On January 21, 2015, the Company announced its 128th consecutive quarterly cash dividend on common stock of $.13 per share. This payout represents an increase of $.02, or 18%, over the prior quarterly dividend rate of $.11 per share. The current dividend will be paid on February 16, 2015 to common stockholders of record on February 2, 2015.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

NOTE D – Loans Receivable (excluding Covered Loans)

	December 31, 2014		September 30, 2014
	(In thousands)
Non-acquired loans
Single-family residential	$5,608,208	63.9%	$5,560,203	64.1%
Construction - speculative	152,450	1.7	140,060	1.6
Construction - custom	377,561	4.3	385,824	4.5
Land - acquisition & development	84,000	1.0	77,832	0.9
Land - consumer lot loans	104,492	1.2	108,623	1.3
Multi-family	977,752	11.2	917,286	10.6
Commercial real estate	597,436	6.8	591,336	6.9
Commercial & industrial	391,327	4.5	379,226	4.4
HELOC	118,047	1.3	116,042	1.4
Consumer	126,929	1.4	132,590	1.5
Total non-acquired loans	8,538,202	97.3	8,409,022	97.2
Acquired loans
Single-family residential	11,163	0.1	11,716	0.1
Land - acquisition & development	872	—	905	—
Land - consumer lot loans	2,496	—	2,507	—
Multi-family	2,954	—	2,999	—
Commercial real estate	92,133	1.0	97,898	1.1
Commercial & industrial	58,836	0.7	51,386	0.6
HELOC	7,749	0.1	8,274	0.1
Consumer	4,369	—	5,670	0.1
Total acquired loans	180,572	1.9	181,355	2.0
Credit-impaired acquired loans
Single-family residential	323	—	325	—
Land - acquisition & development	1,533	—	1,622	—
Commercial real estate	60,287	0.7	63,723	0.7
Commercial & industrial	3,255	—	3,476	—
HELOC	9,202	0.1	10,139	0.1
Consumer	54	—	55	—
Total credit-impaired acquired loans	74,654	0.8	79,340	0.8
Total loans
Single-family residential	5,619,694	64.0	5,572,244	64.2
Construction - speculative	152,450	1.7	140,060	1.6
Construction - custom	377,561	4.3	385,824	4.5
Land - acquisition & development	86,405	1.0	80,359	0.9
Land - consumer lot loans	106,988	1.2	111,130	1.3
Multi-family	980,706	11.2	920,285	10.6
Commercial real estate	749,856	8.5	752,957	8.7
Commercial & industrial	453,418	5.2	434,088	5.0
HELOC	134,998	1.5	134,455	1.6
Consumer	131,352	1.4	138,315	1.6
Total loans	8,793,428	100%	8,669,717	100%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

Less:
Allowance for probable losses	108,700	112,347
Loans in process	370,655	346,172
Discount on acquired loans	22,535	25,391
Deferred net origination fees	37,621	37,485
	539,511	521,395
	$8,253,917	$8,148,322

Changes in the carrying amount and accretable yield for acquired credit impaired and non-impaired loans for the three months ended December 31, 2014 and the fiscal year ended September 30, 2014 were as follows:

December 31, 2014	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance as of beginning of period	$32,591	$57,771	$4,254	$177,440
Accretion	(2,970)	2,970	(1,424)	1,424
Payments received, net	—	(6,455)	—	(1,193)
Balance as of end of period	$29,621	$54,286	$2,830	$177,671

September 30, 2014	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance as of beginning of period	$37,236	$69,718	$4,977	$245,373
Reclassification from nonaccretable balance, net (1)	7,300	—	—	—
Accretion	(11,945)	11,945	(723)	723
Transfers to REO	—	(1,188)	—	(4,710)
Payments received, net	—	(22,704)	—	(63,946)
Balance as of end of period	$32,591	$57,771	$4,254	$177,440
(1) reclassification due to improvements in expected cash flows of the underlying loans.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

The following table sets forth information regarding non-accrual loans held by the Company as of the dates indicated:

	December 31, 2014		September 30, 2014
	(In thousands)
Non-accrual loans:
Single-family residential	$74,416	75.6%	$74,067	84.8%
Construction - speculative	1,329	1.4	1,477	1.7
Land - acquisition & development	—	—	811	0.9
Land - consumer lot loans	2,260	2.3	2,637	3.0
Multi-family	1,019	1.0	1,742	2.0
Commercial real estate	15,970	16.2	5,106	5.8
Commercial & industrial	672	0.7	7	—
HELOC	1,454	1.5	795	0.9
Consumer	1,233	1.3	789	0.9
Total non-accrual loans	$98,353	100.0%	$87,431	100%

The following tables provide an analysis of the age of loans in past due status as of December 31, 2014 and September 30, 2014, respectively.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

December 31, 2014	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Non-acquired loans
Single-Family Residential	$5,605,917	$5,518,834	$17,503	$7,804	$61,776	$87,083	1.55%
Construction - Speculative	95,367	95,199	168	—	—	168	0.18
Construction - Custom	191,787	191,670	114	3	—	117	0.06
Land - Acquisition & Development	70,347	68,008	2,339	—	—	2,339	3.32
Land - Consumer Lot Loans	104,444	100,639	596	368	2,841	3,805	3.64
Multi-Family	906,295	905,532	—	—	763	763	0.08
Commercial Real Estate	559,808	541,939	2,607	—	15,262	17,869	3.19
Commercial & Industrial	388,588	387,149	339	—	1,100	1,439	0.37
HELOC	118,143	117,362	162	58	561	781	0.66
Consumer	126,929	125,745	756	230	198	1,184	0.93
Total non-acquired loans	8,167,625	8,052,077	24,584	8,463	82,501	115,548	1.41%

Acquired loans
Single-Family Residential	11,164	10,907	232	—	25	257	2.30%
Land - Acquisition & Development	872	872	—	—	—	—	—
Land - Consumer Lot Loans	2,495	1,686	560	—	249	809	—
Multi-Family	2,954	2,954	—	—	—	—	—
Commercial Real Estate	92,066	91,211	—	97	758	855	0.93
Commercial & Industrial	58,832	58,733	—	—	99	99	0.17
HELOC	7,749	7,290	241	—	218	459	5.92
Consumer	4,369	3,301	412	—	656	1,068	24.44
Total acquired loans	180,501	176,954	1,445	97	2,005	3,547	1.97%

Credit-impaired acquired loans
Single-Family Residential	323	323	—	—	—	—	—%
Land - Acquisition & Development	1,533	1,533	—	—	—	—	—
Commercial Real Estate	60,280	56,301	2,064	430	1,485	3,979	6.60
Commercial & Industrial	3,255	3,255	—	—	—	—	—
HELOC	9,201	8,799	—	—	402	402	4.37
Consumer	54	54	—	—	—	—	—
Total credit-impaired acquired loans	74,646	70,265	2,064	430	1,887	4,381	5.87%

Total loans	$8,422,772	$8,299,296	$28,093	$8,990	$86,393	$123,476	1.47%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

September 30, 2014	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Single-Family Residential	$5,557,753	$5,467,239	$15,926	$9,139	$65,449	$90,514	1.63%
Construction - Speculative	87,035	87,035	—	—	—	—	—
Construction - Custom	192,098	191,262	836	—	—	836	0.44
Land - Acquisition & Development	68,066	67,911	155	—	—	155	0.23
Land - Consumer Lot Loans	108,589	104,571	1,246	304	2,468	4,018	3.70
Multi-Family	892,196	891,372	205	16	603	824	0.09
Commercial Real Estate	529,453	513,409	67	15,118	859	16,044	3.03
Commercial & Industrial	379,226	377,848	53	1,318	7	1,378	0.36
HELOC	116,262	115,262	335	292	373	1,000	0.86
Consumer	132,686	131,642	654	262	128	1,044	0.79
Total non-acquired loans	8,063,364	7,947,551	19,477	26,449	69,887	115,813	1.44%

Acquired loans
Single-Family Residential	11,716	11,693	—	—	23	23	0.20
Land - Acquisition & Development	905	905	—	—	—	—	—
Land - Consumer Lot Loans	2,502	2,132	—	370	—	370	14.79
Multi-Family	2,999	2,999	—	—	—	—	—
Commercial Real Estate	97,715	96,948	104	—	663	767	0.78
Commercial & Industrial	51,329	51,229	—	100	—	100	0.19
HELOC	8,056	8,056	—	—	—	—	—
Consumer	5,670	4,983	22	4	661	687	12.12
Total acquired loans	180,892	178,945	126	474	1,347	1,947	1.08%

Credit-impaired acquired loans
Single-Family Residential	325	325	—	—	—	—	—%
Land - Acquisition & Development	1,581	1,581	—	—	—	—	—
Commercial Real Estate	63,713	61,713	152	909	939	2,000	3.14
Commercial & Industrial	3,477	3,470	7	—	—	7	0.20
HELOC	10,138	9,641	—	75	422	497	4.90
Consumer	54	54	—	—	—	—	—
Total credit-impaired acquired loans	79,288	76,784	159	984	1,361	2,504	3.16%

Total loans	$8,323,544	$8,203,280	$19,762	$27,907	$72,595	$120,264	1.44%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

Most loans restructured in troubled debt restructurings ("TDRs") are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The concession for these loans is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of December 31, 2014, single-family residential loans comprised 86.6% of TDRs.

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

The following tables provide information related to loans that were restructured during the periods indicated:

	Quarter Ended December 31,
	2014			2013
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-Family Residential	35	$9,600	$9,600	113	$23,607	$23,607
Construction - Speculative	2	718	718	—	—	—
Land - Consumer Lot Loans	2	532	532	5	1,098	1,098
Multi-Family	—	—	—	2	1,213	1,213
Commercial Real Estate	—	—	—	1	810	810
HELOC	—	—	—	1	261	261
Consumer	1	85	85	2	39	39
	40	$10,935	$10,935	124	$27,028	$27,028

The following tables provide information on restructured loans for which a payment default occurred during the periods indicated and that had been modified as a TDR within 12 months or less of the payment default:

	Quarter Ended December 31,
	2014		2013
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Single-Family Residential	8	$1,431	24	$3,624
Land - Consumer Lot Loans	3	389	2	166
	11	$1,820	26	$3,790

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

NOTE E – Allowance for Losses on Loans

The following table summarizes the activity in the allowance for loan losses for the quarter ended December 31, 2014 and fiscal year ended September 30, 2014:

Quarter Ended December 31, 2014	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$62,763	$(1,694)	$2,553	$(8,127)	$55,495
Construction - speculative	6,742	(388)	—	(903)	5,451
Construction - custom	1,695	—	—	(730)	965
Land - acquisition & development	5,592	(38)	1	1,116	6,671
Land - consumer lot loans	3,077	(35)	—	71	3,113
Multi-family	4,248	—	220	32	4,500
Commercial real estate	7,548	(27)	28	(1,677)	5,872
Commercial & industrial	16,527	—	34	6,767	23,328
HELOC	928	—	—	(36)	892
Consumer	3,227	(427)	615	(1,002)	2,413
	$112,347	$(2,609)	$3,451	$(4,489)	$108,700

Fiscal Year Ended September 30, 2014	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$64,184	$(8,529)	$17,684	$(10,576)	$62,763
Construction - speculative	8,407	(949)	97	(813)	6,742
Construction - custom	882	—	—	813	1,695
Land - acquisition & development	9,165	(541)	3,071	(6,103)	5,592
Land - consumer lot loans	3,552	(658)	22	161	3,077
Multi-family	3,816	—	—	432	4,248
Commercial real estate	5,595	(105)	33	2,025	7,548
Commercial & industrial	16,614	(826)	5,043	(4,304)	16,527
HELOC	1,002	(48)	—	(26)	928
Consumer	3,524	(3,443)	3,513	(367)	3,227
	$116,741	$(15,099)	$29,463	$(18,758)	$112,347

The Company recorded a $5,500,000 reversal for loan losses during the quarter ended December 31, 2014, while a $4,600,000 reversal was recorded for the same quarter one year ago. The credit quality of the portfolio has been improving significantly and economic conditions are more favorable. The primary reason for the reversal in the quarter ended December 31, 2013, was the favorable settlement of a lawsuit related to previously purchased loans. During the fiscal year ended September 30, 2014, there was a transfer of $2,910,000 to establish a reserve for unfunded commitments. This reserve was $1,898,000 as of December 31, 2014.
Non-performing assets (“NPAs”) amounted to $164,317,000, or 1.13%, of total assets at December 31, 2014, compared to $197,910,000, or 1.37%, of total assets one year ago. Acquired loans, including covered loans, are not classified as non-performing loans because at acquisition the carrying value of these loans was adjusted to reflect fair value. As of December 31, 2014, $37,136,000 in acquired loans were subject to the general allowance as the discount related to these balances is not sufficient to absorb potential losses. There was no additional provision for loan losses recorded on acquired or covered loans during the quarter ended December 31, 2014. Non-accrual loans decreased from $114,717,000 at December 31, 2013, to $98,352,555 at December 31, 2014, a 14.3% decrease.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

The Company had net recoveries of $841,000 for the quarter ended December 31, 2014, compared with $6,017,000 of net recoveries for the same quarter one year ago largely attributed to the lawsuit settlement discussed above. A loan is charged-off when the loss is estimable and it is confirmed that the borrower will not be able to meet its contractual obligations.
At December 31, 2014, $108,700,000 of the allowance was calculated under the formulas contained in our general allowance methodology. At September 30, 2014, $112,287,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $60,000 was made up of specific reserves on loans that were deemed to be impaired.
The following tables shows a summary of loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves as of December 31, 2014 and September 30, 2014:

December 31, 2014	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$55,495	$5,542,825	1.0%	$—	$63,091	—%
Construction - speculative	5,451	87,711	6.2	—	7,656	—
Construction - custom	965	191,787	0.5	—	—	—
Land - acquisition & development	6,671	66,953	10.0	—	3,394	—
Land - consumer lot loans	3,113	91,588	3.4	—	12,856	—
Multi-family	4,500	901,277	0.5	—	5,019	—
Commercial real estate	5,872	533,593	1.1	—	26,217	—
Commercial & industrial	23,328	425,724	5.4	—	—	—
HELOC	892	116,544	0.8	—	1,598	—
Consumer	2,413	126,920	1.9	—	9	—
	$108,700	$8,084,922	1.4%	$—	$119,840	—%

(1)	Excludes acquired loans with sufficient discounts and covered loans

September 30, 2014	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$62,067	$5,487,331	1.1%	$—	$72,869	—%
Construction - speculative	6,682	130,901	5.5	60	9,159	0.7
Construction - custom	1,695	385,464	0.5	—	360	—
Land - acquisition & development	5,592	73,999	7.6	—	3,833	—
Land - consumer lot loans	3,077	95,684	3.2	—	12,939	—
Multi-family	4,248	911,162	0.5	—	6,124	—
Commercial real estate	7,548	563,534	1.4	—	27,802	—
Commercial & industrial	17,223	421,816	4.6	—	—	—
HELOC	928	114,393	0.9	—	1,650	—
Consumer	3,227	132,590	2.4	—	—	—
	$112,287	$8,316,874	1.4%	$60	$134,736	—%

(1)	Excludes acquired loans with sufficient discounts and covered loans

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

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

The following tables provide information on loans based on credit quality indicators (defined above) as of December 31, 2014 and September 30, 2014.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

Credit Risk Profile by Internally Assigned Grade (excludes covered loans):

December 31, 2014	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,484,864	$2,357	$120,987	$—	$—	$5,608,208
Construction - speculative	147,979	—	4,471	—	—	152,450
Construction - custom	377,561	—	—	—	—	377,561
Land - acquisition & development	78,428	—	5,572	—	—	84,000
Land - consumer lot loans	103,890	—	602	—	—	104,492
Multi-family	971,647	—	6,105	—	—	977,752
Commercial real estate	566,553	1,955	28,928	—	—	597,436
Commercial & industrial	333,082	13,653	44,592	—	—	391,327
HELOC	117,799	—	248	—	—	118,047
Consumer	126,929	—	—	—	—	126,929
	8,308,732	17,965	211,505	—	—	8,538,202

Acquired loans
Single-family residential	11,163	—	—	—	—	11,163
Land - acquisition & development	479	—	393	—	—	872
Land - consumer lot loans	2,496	—	—	—	—	2,496
Multi-family	2,954	—	—	—	—	2,954
Commercial real estate	83,991	742	7,400	—	—	92,133
Commercial & industrial	45,643	13,001	171	21	—	58,836
HELOC	7,749	—	—	—	—	7,749
Consumer	4,369	—	—	—	—	4,369
	158,844	13,743	7,964	21	—	180,572

Credit impaired acquired loans
Pool 1 - Construction and land A&D	1,244	—	289	—	—	1,533
Pool 2 - Single-family residential	323	—	—	—	—	323
Pool 3 - Multi-family	—	—	—	—	—	—
Pool 4 - HELOC & other consumer	9,256	—	—	—	—	9,256
Pool 5 - Commercial real estate	48,716	—	11,571	—	—	60,287
Pool 6 - Commercial & industrial	452	2,803	—	—	—	3,255
Total credit impaired acquired loans	59,991	2,803	11,860	—	—	74,654
Total gross loans	$8,527,567	$34,511	$231,329	$21	$—	$8,793,428

Total grade as a % of total gross loans	97.0%	0.4%	2.6%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

September 30, 2014	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,426,895	$2,793	$130,515	$—	$—	$5,560,203
Construction - speculative	134,950	—	5,110	—	—	140,060
Construction - custom	385,824	—	—	—	—	385,824
Land - acquisition & development	71,692	—	6,140	—	—	77,832
Land - consumer lot loans	108,013	—	610	—	—	108,623
Multi-family	912,728	—	4,558	—	—	917,286
Commercial real estate	557,914	1,971	31,451	—	—	591,336
Commercial & industrial	359,221	14,740	5,265	—	—	379,226
HELOC	115,794	—	248	—	—	116,042
Consumer	132,349	—	241	—	—	132,590
	8,205,380	19,504	184,138	—	—	8,409,022

Acquired loans
Single-family residential	11,716	—	—	—	—	11,716
Land - acquisition & development	503	—	402	—	—	905
Land - consumer lot loans	2,507	—	—	—	—	2,507
Multi-family	2,999	—	—	—	—	2,999
Commercial real estate	88,974	2,571	6,353	—	—	97,898
Commercial & industrial	36,311	13,642	1,375	58	—	51,386
HELOC	8,274	—	—	—	—	8,274
Consumer	5,670	—	—	—	—	5,670
	156,954	16,213	8,130	58	—	181,355

Credit impaired acquired loans
Pool 1 - Construction and land A&D	1,292	—	330	—	—	1,622
Pool 2 - Single-family residential	325	—	—	—	—	325
Pool 3 - Multi-family	—	—	—	—	—	—
Pool 4 - HELOC & other consumer	10,194	—	—	—	—	10,194
Pool 5 - Commercial real estate	48,878	2,143	12,702	—	—	63,723
Pool 6 - Commercial & industrial	643	—	2,833	—	—	3,476
Total credit impaired acquired loans	61,332	2,143	15,865	—	—	79,340
Total gross loans	$8,423,666	$37,860	$208,133	$58	$—	$8,669,717
Total grade as a % of total gross loans	97.2%	0.4%	2.4%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

Credit Risk Profile Based on Payment Activity (excludes acquired and covered loans):

December 31, 2014	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,533,792	98.7%	$74,416	1.3%
Construction - speculative	151,121	99.1	1,329	0.9
Construction - custom	377,561	100.0	—	—
Land - acquisition & development	84,000	100.0	—	—
Land - consumer lot loans	102,232	97.8	2,260	2.2
Multi-family	976,733	99.9	1,019	0.1
Commercial real estate	581,466	97.3	15,970	2.7
Commercial & industrial	390,655	99.8	672	0.2
HELOC	116,593	98.8	1,454	1.2
Consumer	125,696	99.0	1,233	1.0
	$8,439,849	98.8%	$98,353	1.2%

September 30, 2014	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,486,136	98.7%	$74,067	1.3%
Construction - speculative	138,583	98.9	1,477	1.1
Construction - custom	385,824	100.0	—	—
Land - acquisition & development	77,021	99.0	811	1.0
Land - consumer lot loans	105,986	97.6	2,637	2.4
Multi-family	915,544	99.8	1,742	0.2
Commercial real estate	586,230	99.1	5,106	0.9
Commercial & industrial	379,219	100.0	7	—
HELOC	115,247	99.3	795	0.7
Consumer	131,801	99.4	789	0.6
	$8,321,591	99.0%	$87,431	1.0%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

The following table provides information on impaired loan balances and the related allowances by loan types as of December 31, 2014 and September 30, 2014:

December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
With no related allowance recorded:
Single-family residential	$24,441	$26,661	$—		$21,251
Construction - speculative	1,006	1,201	—		1,040
Land - acquisition & development	790	2,163	—		813
Land - consumer lot loans	1,689	1,787	—		1,268
Multi-family	1,255	1,255	—		1,068
Commercial real estate	27,233	33,352	—		26,902
Commercial & industrial	4,429	16,320	—		3,812
HELOC	1,163	1,948	—		1,075
Consumer	651	836	—		647
	62,657	85,523	—		57,876
With an allowance recorded:
Single-family residential	304,029	309,207	9,964		304,359
Construction - speculative	6,317	7,182	—		6,506
Land - acquisition & development	4,238	5,178	—		4,467
Land - consumer lot loans	12,231	12,614	—		12,446
Multi-family	3,492	3,492	—		3,828
Commercial real estate	18,028	18,896	—		18,072
HELOC	1,486	1,486	—		1,486
Consumer	126	297	—		85
	349,947	358,352	9,964	(1)	351,249
Total:
Single-family residential	328,470	335,868	9,964		325,610
Construction - speculative	7,323	8,383	—		7,546
Land - acquisition & development	5,028	7,341	—		5,280
Land - consumer lot loans	13,920	14,401	—		13,714
Multi-family	4,747	4,747	—		4,896
Commercial real estate	45,261	52,248	—		44,974
Commercial & industrial	4,429	16,320	—		3,812
HELOC	2,649	3,434	—		2,561
Consumer	777	1,133	—		732
	$412,604	$443,875	$9,964	(1)	$409,125

(1)Included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

September 30, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
With no related allowance recorded:
Single-family residential	$24,044	$26,628	$—		$16,843
Construction - speculative	1,603	2,173	—		1,804
Land - acquisition & development	837	2,325	—		1,038
Land - consumer lot loans	974	1,072	—		713
Multi-family	1,111	1,111	—		327
Commercial real estate	13,234	20,085	—		11,720
Commercial & industrial	3,195	17,166	—		3,900
HELOC	1,019	1,730	—		612
Consumer	663	833	—		517
	46,680	73,123	—		37,474
With an allowance recorded:
Single-family residential	322,320	327,869	10,527		316,348
Construction - speculative	7,556	7,986	60		7,532
Land - acquisition & development	4,696	5,636	—		4,114
Land - consumer lot loans	13,002	13,385	—		12,858
Multi-family	5,243	5,463	—		4,957
Commercial real estate	34,159	35,028	—		18,572
HELOC	1,486	1,486	—		1,204
Consumer	43	214	—		79
	388,505	397,067	10,587	(1)	365,664
Total:
Single-family residential	346,364	354,497	10,527		333,191
Construction - speculative	9,159	10,159	60		9,336
Land - acquisition & development	5,533	7,961	—		5,152
Land - consumer lot loans	13,976	14,457	—		13,571
Multi-family	6,354	6,574	—		5,284
Commercial real estate	47,393	55,113	—		30,292
Commercial & industrial	3,195	17,166	—		3,900
HELOC	2,505	3,216	—		1,816
Consumer	706	1,047	—		596
	$435,185	$470,190	$10,587	(1)	$403,138

(1)	Includes $60,000 of specific reserves and $10,527,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

NOTE F – New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-11, Transfers and Servicing (Topic 860) - Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures. Under this new accounting guidance, repurchase-to-maturity transactions will be accounted for as secured borrowings rather than sales of an asset, and transfers of financial assets with contemporaneous repurchase financings will no longer be evaluated to determine whether they should be accounted for on a combined basis as forward contracts. The new guidance also prescribes additional disclosures particularly on the nature of collateral pledged in repurchase financings accounted for as secured borrowings. The amendments in this update will be effective for the first interim or annual period beginning after December 31, 2014, with the exception of the collateral disclosures which will be effective for interim periods beginning after March 15, 2015. Early application is not permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new accounting guidance clarifies the principles for recognizing revenue from contracts with customers. The new accounting guidance does not apply to financial instruments. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016. The Company does not expect the new guidance to have a material impact on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This new guidance clarifies that if an in substance repossession or foreclosure occurs, a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. ASU 2014-04 is effective for annual and interim reporting periods within those annual periods, beginning after December 15, 2014. Adoption of the new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

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

The following tables present the balance of assets measured at fair value on a recurring basis at December 31, 2014 and September 30, 2014:

	Fair Value at December 31, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
Equity securities	$101,636	$—	$—	$101,636
Obligations of U.S. government	—	620,018	—	620,018
Obligations of states and political subdivisions	—	24,068	—	24,068
Corporate debt securities	—	527,938	—	527,938
Mortgage-backed securities
Agency pass-through certificates	—	1,527,810	—	1,527,810
Other commercial MBS	—	93,586	—	93,586
Balance at end of period	$101,636	$2,793,420	$—	$2,895,056
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the quarter ended December 31, 2014.

	Fair Value at September 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
Equity securities	$101,387	$—	$—	$101,387
Obligations of U.S. government	—	731,943	—	731,943
Obligations of states and political subdivisions	—	23,681	—	23,681
Corporate debt securities	—	509,007	—	509,007
Mortgage-backed securities
Agency pass-through certificates	—	1,584,508	—	1,584,508
Other commercial MBS	—	98,916	—	98,916
Balance at end of period	$101,387	$2,948,055	$—	$3,049,442
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the quarter ended September 30, 2014.
Measured on a Nonrecurring Basis
Impaired Loans & Real Estate Held for Sale
From time to time, and on a nonrecurring basis, fair value adjustments to collateral-dependent loans are recorded to reflect write-downs of principal balances based on the current appraised or estimated value of the collateral.
Real estate held for sale consists principally of properties acquired through foreclosure. From time to time, and on a nonrecurring basis, fair value adjustments are recorded to reflect write-downs or write-ups, but only up to the fair value of the real estate owned as of the initial transfer date, of principal balances based on the current appraised or estimated value of the collateral.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

When management determines that the fair value of the loan collateral or the real estate held for sale requires additional adjustments, either as a result of a non-current appraisal value or when there is no observable market price, the Company classifies the impaired loan or real estate held for sale as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2014 included loans for which a partial charge-off was recorded based on the fair value of collateral, as well as covered REO and real estate held for sale for which fair value of the properties was less than the cost basis.
The following tables present the aggregated balance of assets measured at estimated fair value on a nonrecurring basis through the three months ended December 31, 2014 and December 31, 2013, and the total losses (gains) resulting from those fair value adjustments for the quarters ended December 31, 2014 and December 31, 2013. These estimated fair values are shown gross of estimated selling costs.

	Through December 31, 2014				Quarter Ended December 31, 2014
	Level 1	Level 2	Level 3	Total	Total Losses (Gains)
	(In thousands)
Impaired loans (1)	$—	$—	$146	$146	$64
Covered REO (1)	—	—	1,041	1,041	75
Real estate held for sale (2)	—	—	36,901	36,901	(8,312)
Balance at end of period	$—	$—	$38,088	$38,088	$(8,173)

(1)	The losses represent remeasurements of collateral-dependent loans.

(2)	The gains in this period include a one-time correction of $8.2 million (see Note A for description).

	Through December 31, 2013				Quarter Ended December 31, 2013
	Level 1	Level 2	Level 3	Total	Total Losses (Gains)
	(In thousands)
Impaired loans (1)	$—	$—	$5,580	$5,580	$(805)
Covered REO (2)	—	—	1,286	1,286	65
Real estate held for sale (2)	—	—	10,342	10,342	3,725
Balance at end of period	$—	$—	$17,208	$17,208	$2,985

(1)	The gains represent remeasurements of collateral-dependent loans.

(2)	The losses represent aggregate writedowns and charge-offs on real estate held for sale.
There were no liabilities carried at fair value, measured on a recurring or nonrecurring basis, at December 31, 2014 or December 31, 2013.
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
The evaluations for impairment are prepared by the Problem Loan Review Committee, which is chaired by the Chief Credit Officer and includes the Loan Review manager and Special Credits manager, as well as senior credit officers, division managers and group executives, as applicable. These evaluations are performed in conjunction with the quarterly allowance for probable loan & lease losses process. Applicable loans that were included in the previous quarter's review are reevaluated and if their values are materially different from the prior quarter evaluation, the underlying information (loan balance and collateral value) are compared. Material differences are evaluated for reasonableness and discussions are held between the relationship manager and their division manager to understand the difference and determine if any adjustment is necessary.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

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

Real estate held for sale ("REO") - When a loan is reclassified from loan status to real estate held for sale due to the Company taking possession of the collateral, a Special Credits officer, along with the Special Credits manager, obtains a valuation, which may include appraisals or third-party price opinions, which is used to establish the fair value of the underlying collateral. The determined fair value, less selling costs, becomes the carrying value of the REO asset. The following method is used to value real estate held for sale:

•
The fair value of REO assets is re-evaluated quarterly and the REO asset is adjusted to reflect the lower of cost or fair value as necessary. After foreclosure, valuations are updated periodically and current market conditions may require the assets to be written down further or up to the cost basis established on the date of transfer. The carrying balance of REO assets are also written down or up once a bona fide offer is contractually accepted, through execution of a Purchase and Sale Agreement, where the accepted price is lower than the cost basis established on the transfer date.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
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

		December 31, 2014		September 30, 2014
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$542,769	$542,769	$781,843	$781,843
Available-for-sale securities
Equity securities	1	101,636	101,636	101,387	101,387
Obligations of U.S. government	2	620,018	620,018	731,943	731,943
Obligations of states and political subdivisions	2	24,068	24,068	23,681	23,681
Corporate debt securities	2	527,938	527,938	509,007	509,007
Mortgage-backed securities
Agency pass-through certificates	2	1,527,810	1,527,810	1,584,508	1,584,508
Other commercial MBS	2	93,586	93,586	98,916	98,916
Total available-for-sale securities		2,895,056	2,895,056	3,049,442	3,049,442
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	1,516,219	1,503,781	1,548,265	1,499,218
Total held-to-maturity securities		1,516,219	1,503,781	1,548,265	1,499,218

Loans receivable, net	3	8,253,917	8,816,245	8,148,322	8,667,771
Covered loans, net	3	161,478	167,129	176,476	176,761
FDIC indemnification asset	3	30,356	29,559	36,860	35,976
FHLB and FRB stock	2	154,870	154,870	158,839	158,839

Financial liabilities
Customer accounts	2	10,578,853	9,936,221	10,716,928	9,946,586
FHLB advances	2	1,830,000	1,953,751	1,930,000	2,054,437

Off balance sheet - interest rate swaps	2	—	(4,517)	—	(170)

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
QUARTER ENDED DECEMBER 31, 2014 AND 2013
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
The following tables provide a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities as of December 31, 2014 and September 30, 2014:

	December 31, 2014
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	$120,467	$2,396	$(426)	$122,437	1.47
5 to 10 years	153,525	64	(5)	153,584	1.12
Over 10 years	344,088	336	(427)	343,997	1.26
Equity Securities
Within 1 year	500	16	—	516	1.80
1 to 5 years	100,000	1,120	—	101,120	1.90
5 to 10 years	—	—	—	—	—
Corporate bonds due
Within 1 year	15,000	67	—	15,067	1.00
1 to 5 years	302,627	1,524	(6)	304,145	0.71
5 to 10 years	158,236	1,787	(1,297)	158,726	1.42
Over 10 years	50,000	—	—	50,000	3.00
Municipal bonds due
Over 10 years	20,397	3,671	—	24,068	6.45
Mortgage-backed securities
Agency pass-through certificates	1,495,114	34,386	(1,690)	1,527,810	2.57
Other commercial MBS	93,533	53	—	93,586	1.51
	2,853,487	45,420	(3,851)	2,895,056	1.99
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,516,219	9,084	(21,522)	1,503,781	3.13
	$4,369,706	$54,504	$(25,373)	$4,398,837	2.39%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

	September 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	$171,154	$2,585	$(748)	$172,991	1.26
5 to 10 years	203,317	300	(102)	203,515	1.45
Over 10 years	354,828	1,028	(419)	355,437	1.25
Equity Securities
1 to 5 years	100,500	887	—	101,387	1.90
5 to 10 years	—	—	—	—	—
Corporate bonds due
Within 1 year	15,000	75	—	15,075	1.00
1 to 5 years	302,540	2,372	—	304,912	0.71
5 to 10 years	138,201	1,789	(970)	139,020	1.43
Over 10 years	50,000	—	—	50,000	3.00
Municipal bonds due
Over 10 years	20,402	3,279	—	23,681	6.45
Mortgage-backed securities
Agency pass-through certificates	1,561,639	24,893	(2,024)	1,584,508	2.57
Other commercial MBS	98,851	65	—	98,916	1.49
	3,016,432	37,273	(4,263)	3,049,442	1.99
Mortgage-backed securities
Agency pass-through certificates	1,548,265	4,855	(53,902)	1,499,218	3.13
	$4,564,697	$42,128	$(58,165)	$4,548,660	2.38%
During the quarter ended December 31, 2014, there were no available-for-sale securities sold. There were no available-for-sale securities sold during the quarter ended December 31, 2013. Substantially all agency mortgage-backed securities have contractual due dates that exceed 10 years.
The following tables show the unrealized gross losses and fair value of securities at December 31, 2014 and September 30, 2014, by length of time that individual securities in each category have been in a continuous loss position. The decline in fair value is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other than temporarily impaired.

December 31, 2014	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate bonds due	$(406)	$72,688	$(897)	$24,104	$(1,303)	$96,792
U.S. government and agency securities due	(422)	246,045	(436)	99,564	(858)	345,609
Agency pass-through certificates	(421)	62,689	(22,791)	1,332,778	(23,212)	1,395,467
	$(1,249)	$381,422	$(24,124)	$1,456,446	$(25,373)	$1,837,868

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

September 30, 2014	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate bonds due	$(125)	$24,875	$(845)	$24,155	$(970)	$49,030
U.S. government and agency securities due	(472)	316,578	(797)	109,354	(1,269)	425,932
Agency pass-through certificates	(215)	19,212	(55,711)	1,509,209	(55,926)	1,528,421
	$(812)	$360,665	$(57,353)	$1,642,718	$(58,165)	$2,003,383

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

NOTE H – Covered Assets
Covered assets represent loans and real estate held for sale acquired from the FDIC that are subject to loss sharing agreements and were $180,883,000 as of December 31, 2014, versus $200,558,000 as of September 30, 2014.
Changes in the carrying amount and accretable yield for acquired impaired and non-impaired loans for the quarter ended December 31, 2014 and the fiscal year ended September 30, 2014 were as follows:

December 31, 2014	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$64,534	$78,055	$10,259	$98,422
Accretion	(4,509)	4,509	(1,909)	1,909
Transfers to REO	—	(51)	—	—
Payments received, net	—	(4,025)	—	(16,942)
Balance at end of period	$60,025	$78,488	$8,350	$83,389

September 30, 2014	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$78,277	$138,091	$17,263	$157,856
Reclassification from nonaccretable balance, net	10,186	(2,069)	—	—
Accretion	(23,929)	23,929	(7,004)	7,004
Transfers to REO	—	(8,943)	—	—
Payments received, net	—	(72,953)	—	(66,438)
Balance at end of period	$64,534	$78,055	$10,259	$98,422

At December 31, 2014, none of the acquired impaired or non-impaired loans were classified as non-performing assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans. The allowance for credit losses related to the acquired loans results from decreased expectations of future cash flows due to increased credit losses for certain acquired loan pools.
The outstanding principal balance of acquired loans was $192,637,000 and $213,203,000 as of December 31, 2014 and September 30, 2014, respectively. The discount balance related to the acquired loans was $28,916,000 and $34,483,000 as of December 31, 2014 and September 30, 2014, respectively.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

The following table shows the year to date activity for the FDIC indemnification asset:

	December 31, 2014	September 30, 2014
	(In thousands)
Balance at beginning of fiscal year 2014 and 2013	$36,860	$64,615
Additions	—	1,795
Payments made (received)	430	(2,502)
Amortization	(7,074)	(27,850)
Accretion	140	802
Balance at end of period	$30,356	$36,860

The following tables provide information on covered loans based on credit quality indicators (defined in Note E ) as of December 31, 2014 and September 30, 2014:

December 31, 2014	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Purchased non credit-impaired loans:
Single-family residential	$20,664	$—	$1,212	$—	$—	$21,876
Land - acquisition & development	353	—	36	—	—	389
Land - consumer lot loans	73	—	—	—	—	73
Multi-family	4,250	—	—	—	—	4,250
Commercial real estate	25,317	—	14,810	—	—	40,127
Commercial & industrial	2,476	—	2,635	—	—	5,111
HELOC	11,226	—	—	—	—	11,226
Consumer	393	—	—	—	—	393
	64,752	—	18,693	—	—	83,445
Total grade as a % of total net loans	77.6%	—%	22.4%	—%	—%

Purchased credit-impaired loans:
Pool 1 - Construction and land A&D	7,128	—	12,142	—	—	19,270
Pool 2 - Single-family residential	15,061	—	324	—	—	15,385
Pool 3 - Multi-family	51	—	440	—	—	491
Pool 4 - HELOC & other consumer	2,772	—	1,167	—	—	3,939
Pool 5 - Commercial real estate	33,543	692	28,437	—	—	62,672
Pool 6 - Commercial & industrial	3,125	—	3,793	517	—	7,435
	$61,680	$692	$46,303	$517	$—	109,192
				Total covered loans		192,637
					Discount	(28,916)
					Allowance	(2,243)
					Covered loans, net	$161,478

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

September 30, 2014	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Purchased non credit-impaired loans:
Single-family residential	$21,311	$—	$1,756	$—	$—	$23,067
Land - acquisition & development	972	—	392	—	—	1,364
Land - consumer lot loans	73	—	—	—	—	73
Multi-family	6,598	—	—	—	—	6,598
Commercial real estate	26,940	115	24,281	—	—	51,336
Commercial & industrial	2,801	—	2,691	—	—	5,492
HELOC	11,777	—	—	—	—	11,777
Consumer	454	—	—	—	—	454
	70,926	115	29,120	—	—	100,161
Total grade as a % of total net loans	70.8%	0.1%	29.1%	—%	—%

Purchased credit-impaired loans:
Pool 1 - Construction and land A&D	8,349	—	11,912	—	—	20,261
Pool 2 - Single-family residential	15,585	—	379	—	—	15,964
Pool 3 - Multi-family	52	—	471	—	—	523
Pool 4 - HELOC & other consumer	2,804	—	1,173	—	—	3,977
Pool 5 - Commercial real estate	33,909	700	29,782	—	—	64,391
Pool 6 - Commercial & industrial	3,509	—	3,892	525	—	7,926
	$64,208	$700	$47,609	$525	$—	113,042
				Total covered loans		213,203
					Discount	(34,483)
					Allowance	(2,244)
					Covered loans, net	$176,476

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

The following tables provide an analysis of the age of purchased non credit-impaired loans in past due status as of December 31, 2014 and September 30, 2014:

December 31, 2014	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
	(In thousands)
Single-Family Residential	$21,876	$21,306	$27	$201	$342	$570	2.61%
Land - Acquisition & Development	389	353	—	—	36	36	9.25
Land - Consumer Lot Loans	73	73	—	—	—	—	—
Multi-Family	4,250	4,250	—	—	—	—	—
Commercial Real Estate	40,127	40,127	—	—	—	—	—
Commercial & Industrial	5,111	5,111	—	—	—	—	—
HELOC	11,226	11,197	29	—	—	29	0.26
Consumer	393	390	—	3	—	3	0.76
	$83,445	$82,807	$56	$204	$378	$638	0.76%

September 30, 2014	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
	(In thousands)
Single-Family Residential	$23,067	$22,391	$230	$40	$406	$676	2.93%
Land - Acquisition & Development	1,364	1,328	—	—	36	36	2.64
Land - Consumer Lot Loans	73	73	—	—	—	—	—
Multi-Family	6,598	5,502	—	—	1,096	1,096	16.61
Commercial Real Estate	51,336	51,336	—	—	—	—	—
Commercial & Industrial	5,492	5,492	—	—	—	—	—
HELOC	11,777	11,777	—	—	—	—	—
Consumer	454	443	11	—	—	11	2.42
	$100,161	$98,342	$241	$40	$1,538	$1,819	1.82%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED DECEMBER 31, 2014 AND 2013
(UNAUDITED)

NOTE I – Derivatives and Hedging Activities

The Bank periodically enters into certain commercial loan interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the bank retains a variable rate loan. Under these agreements, the Bank enters into a variable-rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively converts the customer’s variable rate loan into a fixed rate. The Bank then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the customer agreement. As the interest rate swap agreements with the customers and third parties are not designated as hedges under ASC 815, the Derivatives and Hedging topic, the instruments are marked to market in earnings.
The notional amount of open interest rate swap agreements at December 31, 2014 was $291,896,000 compared to $264,169,000 as of September 30, 2014. There was no impact to the statement of operations for the three months ended December 31, 2014 as the asset and liability side of the swaps offset each other. The fee income related to swaps was $196,000 for the Quarter Ended December 31, 2014.
Additionally, the Bank had $200,000,000 in forward starting interest rate swaps to hedge future borrowing rates. Their impact on accumulated other comprehensive income as of December 31, 2014 was an after-tax loss of $2,857,000.
The following table presents the fair value and balance sheet classification of derivatives at December 31, 2014 and September 30, 2014:

	Asset Derivatives				Liability Derivatives
	December 31, 2014		September 30, 2014		December 31, 2014		September 30, 2014
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
	(In thousands)
Interest rate contracts	Other assets	$5,626	Other assets	$2,879	Other liabilities	$5,626	Other liabilities	$2,879
Long term borrowing hedge	Other assets	—	Other assets	—	Other liabilities	4,517	Other liabilities	—

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
GENERAL
Washington Federal, Inc., formed in 1994, is a Washington corporation headquartered in Seattle, Washington. The Company is a bank holding company that conducts its operations through a federally-insured national bank subsidiary, Washington Federal, National Association. The Bank converted from a federal savings association to a national bank charter with the Office of the Comptroller of the Currency on July 17, 2013. At the same time, the Company which had previously been a savings and loan holding company, became a bank holding company under the Bank Holding Company Act.
The Company's fiscal year end is September 30th. All references to 2014 and 2013 represent balances as of September 30, 2014 and September 30, 2013, respectively, or activity for the fiscal years then ended.
INTEREST RATE RISK

Based on Management's assessment of the current interest rate environment, the Bank has taken steps to reduce its interest rate risk profile compared to its historical norms, including growing shorter-term business loans, transaction deposit accounts and extending the maturity on borrowings. Last year's branch acquisitions accelerated these efforts. The mix of transaction accounts is now 52% of total deposits. The Bank has also been purchasing more variable rate investments. The composition of the investment portfolio is now 46% variable and 54% fixed rate. In addition, $1,516,219,000 of its purchased 30-year fixed rate mortgage-backed securities have been designated as held-to-maturity. With rising interest rates, these securities may be subject to unrealized losses. As of December 31, 2014, the net unrealized losses on these securities was $12,438,000. The net unrealized gain on the Available for sale securities of $2,853,487,000 was $41,569,000 as of December 31, 2014. The Bank has executed $200,000,000 in forward starting interest rate swaps to hedge future borrowing rates. The net unrealized loss on the interest rate swaps as of December 31, 2014 was $4,517,000. These are pre-tax net unrealized gains/(losses).

The Company relies on various measures of interest rate risk, including an asset/liability maturity gap analysis, the sensitivity of net interest income under various rate change scenarios, and the impact of interest rate changes on the net portfolio value (“NPV”) the Company.
Maturity Gap (Term to Reprice) Analysis. At December 31, 2014, the Company had approximately $1,593,442,000 more in liabilities subject to repricing in the next year than assets, which amounted to a negative one-year maturity gap of 11.0% of total assets. This was an decrease from the 11.3% negative gap as of September 30, 2014. A negative maturity gap implies that funding costs will change more rapidly than interest income on earning assets with movement in interest rates. A negative maturity gap typically results in lower margins when interest rates rise and higher margins when interest rates decline. Gap analysis provides management with a high-level indication of interest rate risk, but is considered less reliable than more detailed modeling.

Net Interest Income Sensitivity. The potential impact of rising interest rates on net interest income in the future under various rate change scenarios is estimated using a model that is based on account level detail for loans and deposits. In the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income will decrease by 1.4% in the next year. This compares to an estimated decrease of 1.5% in the prior quarter's analysis. In the event

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

of a gradual increase from current rates by 200 basis points over a twelve-month period, the model forecasts a decrease in net interest income of 2.2% in the first year. This analysis assumes zero balance sheet growth and a constant percentage composition of assets and liabilities. It also assumes that loan and deposit prices respond in full to the increase in market rates. Actual results will differ from the assumptions used in this model, as Management monitors and adjusts loan and deposit pricing and the size and composition of the balance sheet to respond to changing interest rates.

NPV Sensitivity. The NPV is an estimate of the market of value of shareholder's equity. It is derived by calculating the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates provides a longer term view of interest rate risk as it incorporates all future expected cash flows. In the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $531,000,000 or 18.9% and the NPV to total assets ratio to decline to 16.56% from a base of 18.99%. As of September 30, 2014, the NPV in the event of a 200 basis point increase in rates was estimated to decline by $598,000,000 or 21.7% and the NPV to total assets ratio to decline to 15.68% from a base of 18.53%. The decreased NPV sensitivity and higher base NPV ratio is due to lower interest rates and higher prices as of December 31, 2014.
Interest Rate Spread. The interest rate spread increased to 2.74% at December 31, 2014 from 2.66% at September 30, 2014. The spread increased due to an increase in the average rate on investment securities and decline in the average rate of borrowings. As of December 31, 2014, the weighted average rate on customer deposit accounts and borrowings decreased by 3 basis points compared to September 30, 2014, while the weighted average rates on earning assets increased by 5 basis points over the same period.

Net Interest Margin. The net interest margin decreased to 3.01% for the quarter ended December 31, 2014 from 3.12% for the quarter ended December 31, 2013. The yield on earning assets declined 24 basis points to 3.89% and the cost of interest bearing liabilities declined 15 basis points to 0.98%. The greater decline in the yield on earning assets was due to lower loan yields on new originations compared to prepaying and maturing loans. In addition, there is a greater portion of floating rate loans and securities than in the prior year.

The following table sets forth the information explaining the changes in the net interest margin for the periods indicated compared to the same periods one year ago.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2014			December 31, 2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)			(In thousands)
Assets
Loans and covered loans	$8,367,285	$108,293	5.13%	$7,826,159	$107,227	5.44%
Mortgaged-backed securities	3,191,365	19,175	2.38	3,129,915	19,368	2.46
Cash & Investments	1,876,824	5,415	1.14	1,474,296	4,261	1.15
FHLB & FRB stock	158,194	401	1.01	172,607	402	0.92

Total interest-earning assets	13,593,668	133,284	3.89%	12,602,977	131,258	4.13%
Other assets	1,062,770			946,963
Total assets	$14,656,438			$13,549,940

Liabilities and Equity
Customer accounts	$10,680,974	$13,445	0.50%	$9,538,339	$15,499	0.64%
FHLB advances	1,920,217	17,656	3.65	2,030,000	17,447	3.41
Other borrowings	—	—	—	—	—	—

Total interest-bearing liabilities	12,601,191	31,101	0.98%	11,568,339	32,946	1.13%
Other liabilities	95,026			28,618
Total liabilities	12,696,217			11,596,957
Stockholder's equity	1,960,221			1,952,983

Total liabilities and equity	$14,656,438			$13,549,940

Net interest income		$102,183			$98,312

Net interest margin			3.01%			3.12%

As of December 31, 2014, total assets decreased by $261,285,000 to $14,494,756,000 compared to $14,756,041,000 at September 30, 2014. For the quarter ended December 31, 2014, compared to September 30, 2014, loans (both non-covered and covered) increased $90,597,000, or 1.1%. Investment securities decreased $186,432,000, or 4.1%. Cash and cash equivalents of $542,769,000 and stockholders’ equity of $1,981,339,000 as of December 31, 2014 provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s net worth at December 31, 2014 was $1,981,339,000, or 13.67% of total assets. This was an increase of $8,056,000 from September 30, 2014 when net worth was $1,973,283,000, or 13.37% of total assets. The Company’s net worth was impacted in the three months ended December 31, 2014 by net income of $38,407,000, cash dividends of $10,159,000, treasury stock purchases that totaled $24,326,000, as well as an increase in other comprehensive income of $2,727,000.

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

	Actual		Capital Adequacy Guidelines		Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(In thousands)
December 31, 2014
Total capital (to risk-weighted assets)
The Company	$1,741,484	23.51%	$592,659	8.00%	NA	NA
The Bank	1,715,440	23.16%	592,596	8.00%	$740,745	10.00%
Tier I capital (to risk-weighted assets)
The Company	1,648,120	22.25%	296,330	4.00%	NA	NA
The Bank	1,622,086	21.90%	296,298	4.00%	444,447	6.00%
Tier I Capital (to average assets)
The Company	1,648,120	11.51%	572,941	4.00%	NA	NA
The Bank	1,622,086	11.33%	572,648	4.00%	715,810	5.00%

September 30, 2014
Total capital (to risk-weighted assets)
The Company	1,739,658	23.97%	580,671	8.00%	NA	NA
The Bank	1,750,179	24.11%	580,772	8.00%	725,965	10.00%
Tier I capital (to risk-weighted assets)
The Company	1,648,199	22.71%	290,335	4.00%	NA	NA
The Bank	1,658,704	22.85%	290,386	4.00%	435,579	6.00%
Tier I Capital (to average assets)
The Company	1,648,199	11.39%	578,804	4.00%	NA	N/A
The Bank	1,658,704	11.46%	578,816	4.00%	723,520	5.00%
In July 2013, federal banking agencies released new regulatory capital rules which became effective January 1, 2015. These new rules raise the minimum capital ratios and establish new criteria for regulatory capital. The Company has estimated its capital ratios using the new rules and does not expect this change to have a material impact on its consolidated financial statements.
The Company's cash and cash equivalents amounted to $542,769,000 at December 31, 2014, a decrease from $781,843,000 at September 30, 2014. The Company is holding higher than normal amounts of liquidity due to concern about potentially rising interest rates in the future. Additionally, see "Interest Rate Risk" above and the "Statement of Cash Flows" included in the financial statements.
CHANGES IN FINANCIAL CONDITION
Available-for-sale and held-to-maturity securities: Available-for-sale securities decreased $154,386,000, or 5.1%, during the three months ended December 31, 2014, which included the purchase of $41,225,000 of available-for-sale securities. There were no available-for-sale securities sold during the three months ended December 31, 2014. During the same period, there were no held-to-maturity securities purchased or sold. As of December 31, 2014, the Company had net unrealized gains on available-for-sale securities of $26,292,000, net of tax, which were recorded as part of stockholders’ equity.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans receivable: During the three months ended December 31, 2014, the balance of loans receivable increased to $8,253,917,000 compared to $8,148,322,000 at September 30, 2014. This increase includes net loan activity (originations and purchases less principal payments and maturities) for non covered loans of $105,595,000. During the three month period, $8,852,000 of loans were transferred to REO.
Covered loans: As of December 31, 2014, covered loans decreased 8.5%, or $14,998,000 to $161,478,000, compared to September 30, 2014 due primarily to principal payments and maturities. The FDIC loss share coverage for the majority of these loans will expire during fiscal year 2015. If all FDIC loss share coverage had expired as of December 31, 2014, the NPA ratio would increase from 1.13% to 1.33% and the delinquency rate would rise from 1.47% to 1.61%.
The following table shows the loan portfolio by category for the last three quarters.

Loan Portfolio by Category *	December 31, 2014		September 30, 2014		June 30, 2014
Non-Acquired loans	(In thousands)
Single-family residential	$5,608,208	63.9%	$5,560,203	64.1%	$5,466,771	64.7%
Construction - speculative	152,450	1.7	140,060	1.6	126,926	1.5
Construction - custom	377,561	4.3	385,824	4.5	372,789	4.4
Land - acquisition & development	84,000	1.0	77,832	0.9	88,319	1.1
Land - consumer lot loans	104,492	1.2	108,623	1.3	111,919	1.4
Multi-family	977,752	11.2	917,286	10.6	893,742	10.6
Commercial real estate	597,436	6.8	591,336	6.9	523,850	6.2
Commercial & industrial	391,327	4.5	379,226	4.4	333,552	3.9
HELOC	118,047	1.3	116,042	1.4	117,177	1.4
Consumer	126,929	1.4	132,590	1.5	132,062	1.5
Total non-acquired loans	8,538,202	97.3	8,409,022	97.2	8,167,107	96.7
Acquired loans
Single-family residential	11,163	0.1	11,716	0.1	12,014	0.2
Land - acquisition & development	872	—	905	—	1,069	—
Land - consumer lot loans	2,496	—	2,507	—	2,654	—
Multi-family	2,954	—	2,999	—	3,057	—
Commercial real estate	92,133	1.0	97,898	1.1	103,215	1.1
Commercial & industrial	58,836	0.7	51,386	0.6	60,349	0.7
HELOC	7,749	0.1	8,274	0.1	8,469	0.1
Consumer	4,369	—	5,670	0.1	6,427	0.1
Total acquired loans	180,572	1.9	181,355	2.0	197,254	2.2
Credit-impaired acquired loans
Single-family residential	323	—	325	—	326	—
Land - acquisition & development	1,533	—	1,622	—	1,670	—
Commercial real estate	60,287	0.7	63,723	0.7	66,356	0.9
Commercial & industrial	3,255	—	3,476	—	4,280	0.1
HELOC	9,202	0.1	10,139	0.1	10,658	0.1
Consumer	54	—	55	—	58	—
Total credit-impaired acquired loans	74,654	0.8	79,340	0.8	83,348	1.1
Total loans
Single-family residential	5,619,694	64.0	5,572,244	64.2	5,479,111	64.9
Construction - speculative	152,450	1.7	140,060	1.6	126,926	1.5
Construction - custom	377,561	4.3	385,824	4.5	372,789	4.4

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Land - acquisition & development	86,405	1.0	80,359	0.9	91,058	1.1
Land - consumer lot loans	106,988	1.2	111,130	1.3	114,573	1.4
Multi-family	980,706	11.2	920,285	10.6	896,799	10.6
Commercial real estate	749,856	8.5	752,957	8.7	693,421	8.2
Commercial & industrial	453,418	5.2	434,088	5.0	398,181	4.7
HELOC	134,998	1.5	134,455	1.6	136,304	1.6
Consumer	131,352	1.4	138,315	1.6	138,547	1.6
Total loans	8,793,428	100%	8,669,717	100%	8,447,709	100%
Less:
Allowance for probable losses	108,700		112,347		114,150
Loans in process	370,655		346,172		303,084
Discount on acquired loans	22,535		25,391		28,480
Deferred net origination fees	37,621		37,485		36,041
	539,511		521,395		481,755
	$8,253,917		$8,148,322		$7,965,954
 ____________________
* Excludes covered loans
Non-performing assets: Non-performing assets ("NPA's"), which excludes discounted acquired assets, increased during the quarter ended December 31, 2014 to $164,317,173 from $147,310,850 at September 30, 2014, an 11.5% increase. The increase was largely attributable to a single commercial loan, at a balance of $15,127,000, which subsequently paid off in full during the current quarter. Non-performing assets as a percentage of total assets was 1.13% at December 31, 2014 compared to 1.00% at September 30, 2014.
The continued elevated level of NPAs is a result of the significant decline in housing values in the western United States and the national recession which began in 2007. This level of NPAs remains higher than the 0.96% average in the Company’s 29+ year history as a public company.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth information regarding restructured and non-accrual loans and REO held by the Company at the dates indicated.

	December 31, 2014		September 30, 2014
	(In thousands)
Restructured loans:
Single-family residential	$304,784	86.6%	$323,732	86.3%
Construction - speculative	6,651	1.9	7,360	2.0
Land - acquisition & development	4,238	1.2	4,737	1.3
Land - consumer lot loans	12,528	3.6	13,002	3.5
Multi - family	4,141	1.2	5,243	1.4
Commercial real estate	18,028	5.1	19,140	5.1
HELOC	1,486	0.4	1,486	0.4
Consumer	126	—	43	—
Total restructured loans (1)	351,982	100%	374,743	100%

Non-accrual loans:
Single-family residential	74,415	75.7%	74,067	84.8%
Construction - speculative	1,329	1.4	1,477	1.7
Land - consumer lot loans	2,260	2.3	2,637	3.0
Multi-family	1,019	1.0	1,742	2.0
Commercial real estate	15,970	16.2	5,106	5.8
Commercial & industrial	673	0.7	7	—
HELOC	1,454	1.5	795	0.9
Consumer	1,233	1.3	789	0.9
Total non-accrual loans (2)	98,353	100%	87,431	100%
Total REO (3)	61,970		55,072
Total REHI (3)	3,994		4,808
Total non-performing assets	$164,317		$147,311
Total non-performing assets and performing restructured loans as a percentage of total assets	3.44%		3.37%
(1) Restructured loans were as follows:
Performing	$333,854	94.8%	$350,653	93.6%
Non-accrual *	18,128	5.2	24,090	6.4
	$351,982	100%	$374,743	100%

*	Included in "Total non-accrual loans" above

(2)
The Company received interest income on nonaccrual loans of approximately $2,001,000 in the three months ended December 31, 2014. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $1,089,000 for the three months ended December 31, 2014. The received interest income may include more than three months of interest for some of the loans that were brought current. In addition to the nonaccrual loans reflected in the above table, at December 31, 2014 the Company had $87,842,000 of loans that were less than 90 days delinquent but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company’s ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 4.04% at December 31, 2014.

(3)	Total REO and REHI includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans. Excludes covered REO.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted. Most restructured loans are accruing and performing loans where the borrower has proactively approached the Company about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 86.6% of restructured loans as of December 31, 2014. The concession for these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period.
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

	December 31, 2014			September 30, 2014
	Amount	Loans to Total Loans (1)	Coverage Ratio (2)	Amount	Loans to Total Loans (1)	Coverage Ratio (2)
	(In thousands)			(In thousands)
Single-family residential	$55,495	69.4%	1.0%	$62,763	65.6%	1.1%
Construction - speculative	5,451	1.2	5.7	6,742	1.7	5.2
Construction - custom	965	2.4	0.5	1,695	4.6	0.5
Land - acquisition & development	6,671	0.9	9.5	5,592	0.9	7.2
Land - consumer lot loans	3,113	1.3	3.0	3,077	1.3	2.8
Multi-family	4,500	11.2	0.5	4,248	10.9	0.5
Commercial real estate	5,872	6.9	1.0	7,548	7.0	1.3
Commercial & industrial	23,328	3.6	5.4	16,527	5.0	4.6
HELOC	892	1.5	0.8	928	1.4	0.9
Consumer	2,413	1.6	1.9	3,227	1.6	2.4
	$108,700	100%		$112,347	100%
 __________________

(1)	Represents the total amount of the loan category as a % of total gross non-acquired and non-covered loans outstanding.

(2)	Represents the allocated allowance as a % of total gross non-acquired or covered loans outstanding for the same loan category.

Real Estate Held for Sale: Real estate held for sale increased during the quarter by $6,898,000 to $61,970,000, including upward net market value adjustments from prior period corrections of $8,164,000 which are partially offset by a net decline in balances due to current period activities.
Interest Receivable: Interest receivable decreased by $11,280,000, primarily as a result of the correction for the over-accrual of interest income of $8,872,000 that had accumulated since fiscal 2011 and was recently detected. Management believes this error and correction had no material impact to any prior reporting period.

Bank Owned Life Insurance: The Company purchased $100,000,000 in bank-owned life insurance, with a pro forma 2015 pre-tax equivalent yield of 5.14%, to assist in funding the growth of employee benefit costs.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Customer accounts: Customer accounts decreased $138,075,000, or 1.29%, to $10,578,853,000 at December 31, 2014 compared with $10,716,928,000 at September 30, 2014.
The following table shows the composition of the Company’s customer accounts by deposit type as of the dates shown:

	December 31, 2014			September 30, 2014
	(In thousands)
			Wtd. Avg. Rate			Wtd. Avg. Rate
Non-interest checking	$870,981	8.2%	—%	$883,601	8.2%	—%
Interest checking	1,436,922	13.6	0.06%	1,447,569	13.5	0.09%
Savings (passbook/stmt)	640,731	6.1	0.10%	622,546	5.8	0.10%
Money Market	2,515,564	23.8	0.18%	2,536,971	23.7	0.18%
CD’s	5,114,655	48.3	0.91%	5,226,241	48.8	0.92%
Total	$10,578,853	100%	0.50%	$10,716,928	100%	0.51%

FHLB advances and other borrowings: Total borrowings were $1,830,000,000 as of December 31, 2014 which is a decrease of $100,000,000 compared to the balance of $1,930,000,000 as of September 30, 2014, due to a repayment of a FHLB advance with a maturity date of September 2015, resulting in a prepayment penalty of $2,600,000.
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
The Federal Housing Finance Agency has approved the merger application submitted by the Federal Home Loan Banks of Seattle and Des Moines to merge, and the next step in the process is ratification of the merger agreement by the members of both banks. The Company does not expect this change to have a material impact on its borrowing or liquidity position.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
Net Income: The quarter ended December 31, 2014 produced net income of $38,407,000 compared to $40,236,000 for the same quarter one year ago. Net income for the quarter ended December 31, 2014 was lower by $1,829,000 due to higher expenses that were partially offset by higher net interest margin, a slight gain instead of losses on sales of real estate acquired through foreclosure and additional recovery of loan loss provisions. Please see the related discussions below about these changes.
Net Interest Income: Net interest income increased to $102,183,000 for the quarter ended December 31, 2014, compared to $98,312,000 for the same quarter one year ago. This main reason is that average earning assets are higher by $990,691,000 as a result of the loans and investments that were made with the lower costing liabilities from last year's branch acquisitions. The net interest margin declined to 3.01% from 3.12% in the same quarter of the prior year as the decline in the yield on interest earning assets of 24 bps has been more than the decline in the cost of funds of 15 bps.
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
Interest Rate and Volume Analysis of Net Interest Income:

	Comparison of Quarters Ended 12/31/14 and 12/31/13
	Volume	Rate	Total
	(In thousands)
Interest income:
Loans and covered loans	$6,961	$(5,895)	$1,066
Mortgaged-backed securities	354	(547)	(193)
Investments (1)	1,310	(157)	1,153
All interest-earning assets	8,625	(6,599)	2,026
Interest expense:
Customer accounts	1,638	(3,692)	(2,054)
FHLB advances and other borrowings	(784)	993	209
All interest-bearing liabilities	854	(2,699)	(1,845)
Change in net interest income	$7,771	$(3,900)	$3,871
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB stock
Provision (Reversal) for Loan Losses: The Company recorded a $5,500,000 reversal for loan losses during the quarter ended December 31, 2014, while a $4,600,000 reversal was recorded for the same quarter one year ago. The reversal of the provision for loan losses in the recent quarter is the result of the continued improvement of the Company's loan portfolio. The Compnay had net recoveries of $841,000 for the quarter ended December 31, 2014, compared with $6,017,000 of net recoveries for the same quarter one year ago. The recoveries in the prior year included the favorable settlement of a lawsuit related to previously purchased loans. The improvement in the provision for loan losses is in response to three primary factors: first, the amount of NPA's improved year-over-year; second, non-accrual loans as a percentage of net loans decreased from 1.50% at December 31, 2013, to 1.20% at December 31, 2014; and third, the percentage of loans 30 days or more delinquent decreased from 1.81% at December 31, 2013, to 1.47% at December 31, 2014.
Non-performing assets amounted to $164,317,000, or 1.13% , of total assets at December 31, 2014, compared to $197,910,000, or 1.37%, of total assets one year ago. Non-accrual loans decreased from $114,717,000 at December 31, 2013, to $98,352,555 at December 31, 2014, a 14.3% decrease. Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $110,598,000, or 1.26% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio. Please see Note E for further discussion and analysis of the allowance for loan losses for the quarter ended December 31, 2014.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income: The quarter ended December 31, 2014 produced total other income of $5,380,000 compared to $5,788,000 for the same quarter one year ago. Deposit fee income of $5,977,000 was $4,273,000 higher than the same quarter of the prior year due to the increased number of clients and branches. Loan fee income of $2,065,000 was similar to the same quarter of the prior year.
The remaining other income was a loss of $2,662,000 in the current quarter compared to $2,038,000 in the same quarter of the prior year due primarily to four unusual items. First, Management corrected an over-accrual of interest income on loans of $8,872,000 that had accumulated since fiscal 2011 and was recently detected. Second, there was also an upward net market value adjustment of REO of $8,164,000 which is a correction from prior periods. Management believes that these errors and their corrections were not material to any reporting period. Third, there was a prepayment charge of $2,600,000 on a $100,000,000 Federal Home Loan Bank advance that was accruing interest at 4% and scheduled to mature in September 2015. The prepayment charge will be offset by a corresponding reduction in interest expense over the remaining nine months of the fiscal year. Fourth, Management recorded a $2,000,000 FDIC indemnification asset write-down related to the commercial loans acquired from Horizon Bank in 2010. The portion of that agreement related to commercial loans expires on March 31, 2015.
Other Expense: The quarter ended December 31, 2014, produced total other expense of $53,600,000 compared to $44,120,000 for the same quarter one year ago, a 21.5% increase. This increase was driven primarily by an increase in employees as well as occupancy, product delivery and technology expenses related to the branch acquisitions from Bank of America during the 2014 fiscal year. Technology expenses are also higher in preparation for an upgrade of core systems in 2015. FDIC insurance premiums are lower by $1,700,000 this quarter due to recoveries from prior periods that reflect improvements in credit quality. FDIC insurance premiums were $2,300,000 in the quarter, prior to this recovery.
Total other expense for the quarters ended December 31, 2014 and 2013 equaled 1.46% and 1.30%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 1,862 and 1,848 at December 31, 2014 and 2013, respectively. The number of branches increased from 235 as of December 31, 2013 to 247 as of December 31, 2014.
Loss on Real Estate Acquired Through Foreclosure: The quarter ended December 31, 2014, produced a net gain on the sale of real estate acquired through foreclosure of $315,000 compared to a net loss of $1,951,000 for the same quarter one year ago, a 116.20% increase. The table below indicates some of the activity in the gain (loss) on real estate acquired through foreclosure.

	Quarter Ended December 31,
	2014	2013
	(In thousands)

Net Gain on Sale	$2,588	$2,333
REO Adjustments	(817)	(2,219)
REO Operating Expenses	(1,456)	(2,065)
Gain (Loss) on real estate acquired through foreclosure, net	$315	$(1,951)

Taxes: Income taxes decreased to $21,371,000 for the quarter ended December 31, 2014, as compared to $22,393,000 for the same period one year ago. The effective tax rate for both the quarters ended December 31, 2014 and December 31, 2013 was 35.75% . The Company expects an effective tax rate of 35.75% going forward.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2014. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2014 Form 10-K.

Item 4.        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management has evaluated, with the participation of the Company’s President and Chief Executive Officer, along with the Company’s Senior Vice President and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on the evaluation, the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in our Form 10-K for the year ended September 30, 2014. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2014 to October 31, 2014	64,295	$20.49	64,295	4,978,139
November 1, 2014 to November 30, 2014	340,052	21.87	340,052	4,638,087
December 1, 2014 to December 31, 2014	711,800	21.88	711,800	3,926,287
Total	1,116,147	$21.79	1,116,147	3,926,287
 ___________________

(1)
The Company's only stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 41,956,264 shares have been authorized for repurchase.

Item 3.        Defaults Upon Senior Securities
Not applicable

Item 4.        Mine Safety Disclosures
Not applicable

Item 5.        Other Information

The Company is refiling its Bylaws dated December 17, 2007, which were attached to the report on Form 8-K dated December 21, 2007, to correct a reference error in our exhibit table to the 10K.  The Bylaws have not been amended since December 17, 2007.

Item 6.        Exhibits

(a)	Exhibits

	3.2	Bylaws of the Company dated December 17, 2007

	31.1	Section 302 Certification by the Chief Executive Officer

	31.2	Section 302 Certification by the Chief Financial Officer

	32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

	101	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 10, 2015	/S/ ROY M. WHITEHEAD
ROY M. WHITEHEAD Chairman, President and Chief Executive Officer

February 10, 2015	/S/ Diane L. Kelleher
Diane L. Kelleher Senior Vice President and Chief Financial Officer