Form 10-Q
period 2015-03-31
WASHINGTON FEDERAL INC
filed 2015-05-08
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at May 6, 2015
Common stock, $1.00 par value	94,832,451

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	March 31, 2015	September 30, 2014
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$675,064	$781,843
Available-for-sale securities, at fair value	2,756,906	3,049,442
Held-to-maturity securities, at amortized cost	1,479,781	1,548,265
Loans receivable, net	8,420,988	8,148,322
Covered loans, net	138,005	176,476
Interest receivable	40,359	52,037
Premises and equipment, net	264,063	257,543
Real estate held for sale	60,822	55,072
Real estate held for investment	4,068	4,808
Covered real estate held for sale	15,668	24,082
FDIC indemnification asset	23,115	36,860
FHLB & FRB stock	150,918	158,839
Bank owned life insurance	100,961	—
Intangible assets, net	300,903	302,909
Federal and state income tax assets, net	7,908	16,515
Other assets	171,490	143,028
	$14,611,019	$14,756,041
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$5,707,797	$5,490,687
Time deposit accounts	4,984,828	5,226,241
	10,692,625	10,716,928
FHLB advances	1,830,000	1,930,000
Advance payments by borrowers for taxes and insurance	18,008	29,004
Accrued expenses and other liabilities	102,246	106,826
	12,642,879	12,782,758
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 133,622,663 and 133,322,909 shares issued; 95,088,294 and 98,404,705 shares outstanding	133,623	133,323
Paid-in capital	1,640,984	1,638,211
Accumulated other comprehensive income, net of taxes	23,485	20,708
Treasury stock, at cost; 38,534,369 and 34,918,204 shares	(602,463)	(525,108)
Retained earnings	772,511	706,149
	1,968,140	1,973,283
	$14,611,019	$14,756,041
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(In thousands, except per share data)
INTEREST INCOME
Loans & covered assets	$109,274	$106,334	$217,567	$213,561
Mortgage-backed securities	18,143	20,968	37,318	40,360
Investment securities and cash equivalents	5,213	5,049	11,029	9,688
	132,630	132,351	265,914	263,609
INTEREST EXPENSE
Customer accounts	12,574	14,780	26,018	30,279
FHLB advances and other borrowings	16,176	16,935	33,832	34,383
	28,750	31,715	59,850	64,662
Net interest income	103,880	100,636	206,064	198,947
Reversal of provision for loan losses	(3,949)	(4,336)	(9,449)	(8,936)
Net interest income after reversal of provision for loan losses	107,829	104,972	215,513	207,883

OTHER INCOME
Loan fee income	2,048	1,324	4,112	3,370
Deposit fee income	5,405	3,381	11,383	5,084
Other income	3,388	1,997	726	4,036
	10,841	6,702	16,221	12,490

OTHER EXPENSE
Compensation and benefits	30,469	27,836	59,629	52,962
Occupancy	8,239	7,346	16,374	14,396
FDIC insurance premiums	2,380	2,767	3,055	5,701
Information technology	3,882	3,931	7,912	6,860
Product delivery	5,420	4,066	11,047	5,384
Other expense	6,934	6,113	12,909	10,876
	57,324	52,059	110,926	96,179

Gain (loss) on real estate acquired through foreclosure, net	1,473	553	1,788	(1,398)
Income before income taxes	62,819	60,168	122,596	122,796
Income tax provision	22,458	21,511	43,828	43,903
NET INCOME	$40,361	$38,657	$78,768	$78,893

PER SHARE DATA
Basic earnings	$0.42	$0.38	$0.81	$0.77
Diluted earnings	0.42	0.38	0.81	0.77
Dividends paid on common stock per share	0.13	0.10	0.28	0.20
Basic weighted average number of shares outstanding	96,373,366	102,013,857	97,270,403	102,173,829
Diluted weighted average number of shares outstanding, including dilutive stock options	96,725,234	102,488,844	97,635,201	102,652,984
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(In thousands)

Net income	$40,361	$38,657	$78,768	$78,893
Other comprehensive income (loss) net of tax:
Net unrealized gain on available-for-sale securities	5,063	16,277	13,623	6,501
Net unrealized (loss) on long-term borrowing hedge	(4,985)	—	(9,233)	—
Related tax expense	(28)	(5,982)	(1,613)	(2,389)
Other comprehensive income net of tax	50	10,295	2,777	4,112
Comprehensive income	$40,411	$48,952	$81,545	$83,005
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
			(In thousands)
Balance at October 1, 2014	$133,323	$1,638,211	$706,149	$20,708	$(525,108)	$1,973,283
Net income			78,768			78,768
Other comprehensive income				2,777		2,777
Dividends on common stock			(12,406)			(12,406)
Compensation expense related to common stock options		600				600
Proceeds from exercise of common stock options	35	457				492
Restricted stock expense	265	1,716				1,981
Treasury stock acquired					(77,355)	(77,355)
Balance at March 31, 2015	$133,623	$1,640,984	$772,511	$23,485	$(602,463)	$1,968,140

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
			(In thousands)
Balance at October 1, 2013	$132,573	$1,625,051	$594,450	$6,378	$(420,817)	$1,937,635
Net income			78,893			78,893
Other comprehensive income				4,112		4,112
Dividends on common stock			(20,372)			(20,372)
Compensation expense related to common stock options		600				600
Proceeds from exercise of common stock options	727	9,184				9,911
Restricted stock expense	—	1,680				1,680
Treasury stock acquired					(31,776)	(31,776)
Balance at March 31, 2014	$133,300	$1,636,515	$652,971	$10,490	$(452,593)	$1,980,683

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$78,768	$78,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,566	5,993
Cash received from (paid to) FDIC under loss share	(738)	1,629
Stock option compensation expense	600	600
Reversal of provision for loan losses	(9,449)	(8,936)
Gain on real estate held for sale	(12,338)	(1,042)
Decrease (increase) in accrued interest receivable	11,678	(2,066)
Increase in FDIC loss share receivable	1,795	(1,896)
Decrease in federal and state income tax	6,995	5,043
Increase in cash surrender value in bank owned life insurance	(961)	—
Decrease (increase) in other assets	(28,462)	6,113
Increase (decrease) in accrued expenses and other liabilities	586	(7,753)
Net cash provided by operating activities	59,040	76,578
CASH FLOWS FROM INVESTING ACTIVITIES
Net loan originations	(78,301)	(127,918)
Loans purchased	(146,832)	—
FHLB & FRB stock redemption	7,921	5,682
Available-for-sale securities purchased	(163,126)	(930,476)
Principal payments and maturities of available-for-sale securities	466,991	185,050
Principal payments and maturities of held-to-maturity securities	65,913	42,253
Net cash received from acquisitions	—	1,254,517
Proceeds from sales of real estate owned and held for investment	28,354	28,489
Proceeds from sales of covered REO	9,050	17,216
Purchase of bank owned life insurance	(100,000)	—
Premises and equipment purchased and REO improvements	(16,897)	(19,659)
Net cash provided by investing activities	73,073	455,154
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in customer accounts	(24,227)	(59,630)
Repayments of borrowings	(100,000)	—
Proceeds from exercise of common stock options and related tax benefit	492	9,911
Dividends paid on common stock	(26,806)	(20,372)
Treasury stock purchased	(77,355)	(31,776)
Decrease in advance payments by borrowers for taxes and insurance	(10,996)	(25,192)
Net cash used in financing activities	(238,892)	(127,059)
Increase (decrease) in cash and cash equivalents	(106,779)	404,673
Cash and cash equivalents at beginning of period	781,843	203,563
Cash and cash equivalents at end of period	$675,064	$608,236
(CONTINUED)
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Six Months Ended March 31,
	2015	2014
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Non-covered real estate acquired through foreclosure	$18,991	$20,898
Covered real estate acquired through foreclosure	936	836
Cash paid during the period for
Interest	62,193	65,499
Income taxes	32,517	37,572
The following summarizes the non-cash activities related to acquisitions
Fair value of assets and intangibles acquired, including goodwill	$—	$63,111
Fair value of liabilities assumed	—	(1,317,628)
Net fair value of assets (liabilities)	$—	$(1,254,517)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED MARCH 31, 2015 AND 2014
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
Basis of Presentation - The consolidated unaudited interim financial statements included in this report have been prepared by Washington Federal. All intercompany transactions and accounts have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation are reflected in the interim financial statements. The September 30, 2014 Consolidated Statement of Financial Condition was derived from audited financial statements.
The information included in this Form 10-Q should be read in conjunction with the financial statements and related notes in the Company's 2014 Annual Report on Form 10-K (“2014 Form 10-K”) as filed with the SEC. Interim results are not necessarily indicative of results for a full year.
Summary of Significant Accounting Policies - The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its 2014 Form10-K. Other than the reclassifications discussed below, there have not been any material changes in our significant accounting policies compared to those contained in our 2014 Form 10-K disclosure for the year ended September 30, 2014.
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
Off-Balance-Sheet Credit Exposures – The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance at March 31, 2015 and September 30, 2014, of $613,219,000 and $583,838,000, respectively. The Company estimates losses on off-balance-sheet credit exposures by allocating a loss percentage derived from historical loss factors for each asset class.
Reclassifications - Reclassification of Other Expenses into Product Delivery and Information Technology line items have been made to the financial statements for years prior to September 30, 2014 to conform to current year classifications.

NOTE B - Acquisitions

There were no acquisitions completed during the six months ended March 31, 2015. During the 2014 fiscal year, the Bank acquired seventy-four branches from Bank of America, National Association. Effective as of the close of business on October 31, 2013, the Bank completed the acquisition of eleven branches that are located in New Mexico. Effective as of the close of business on December 6, 2013, the Bank completed the acquisition of another forty branches that are located in Washington, Oregon, and Idaho. Effective as of the close of business on May 2, 2014, the Bank completed the acquisition of another twenty-three branches that are located in Arizona and Nevada. Management believes that these transactions represent a significant enhancement of our branch network. These transactions have brought new customers to the Company and improved the deposit mix and reduced overall funding costs.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

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

The operating results of the Company include the operating results produced by the first eleven branches for the period from November 1, 2013 to March 31, 2015, for the additional forty branches from December 7, 2013 to March 31, 2015, and for the most recent twenty-three branches from May 3, 2014 to March 31, 2015.

The table below displays the adjusted fair value as of the acquisition date for each major class of assets acquired and liabilities assumed during fiscal year 2014:

Adjusted Fair Value Recorded by
Washington Federal
(In thousands)
Assets:
Cash	$1,776,660
Loans receivable, net	12,881
Property and equipment, net	25,097
Core deposit intangible	11,040
Goodwill	31,225
Other assets	70
Total Assets	1,856,973

Liabilities:
Customer accounts	1,853,798
Other liabilities	3,175
Total Liabilities	1,856,973

Net assets acquired	$—

NOTE C – Dividends
On February 16, 2015, the Company paid its 128th consecutive quarterly cash dividend on common stock. Dividends per share were $.13 and $.10 for the quarters ended March 31, 2015 and 2014, respectively.
On May 4, 2015, the Company announced its 129th consecutive quarterly cash dividend on common stock of $0.13 per share. The current dividend will be paid on May 29, 2015, to common shareholders of record on May 14, 2015. The Company also announced the authorization of an additional 5 million shares that may be repurchased under Washington Federal's share repurchase program. For the six months ending March 31, 2105, the Company has repurchased 3.9 million shares or 4.0 percent of the shares that were outstanding at the beginning of the year at an average price of $21.44. The last authorization of 10 million shares was made in September 2013, and had 1.1 million shares remaining authorized to be repurchased as of May 4, 2015.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

NOTE D – Loans Receivable (excluding Covered Loans)

	March 31, 2015		September 30, 2014
	(In thousands)
Non-acquired loans
Single-family residential	$5,535,104	61.4%	$5,560,203	64.1%
Construction - speculative	163,657	1.8	140,060	1.6
Construction - custom	370,693	4.1	385,824	4.5
Land - acquisition & development	105,058	1.2	77,832	0.9
Land - consumer lot loans	102,082	1.2	108,623	1.3
Multi-family	1,010,003	11.2	917,286	10.6
Commercial real estate	741,137	8.2	591,336	6.9
Commercial & industrial	408,358	4.6	379,226	4.4
HELOC	120,901	1.3	116,042	1.4
Consumer	218,680	2.5	132,590	1.5
Total non-acquired loans	8,775,673	97.5	8,409,022	97.2
Non-impaired acquired loans
Single-family residential	10,977	0.1	11,716	0.1
Construction - speculative	—	—	—	—
Construction - custom	—	—	—	—
Land - acquisition & development	728	—	905	—
Land - consumer lot loans	2,476	—	2,507	—
Multi-family	2,912	—	2,999	—
Commercial real estate	87,313	1.0	97,898	1.1
Commercial & industrial	55,659	0.6	51,386	0.6
HELOC	6,700	0.1	8,274	0.1
Consumer	2,794	—	5,670	0.1
Total non-impaired acquired loans	169,559	1.8	181,355	2.0
Credit-impaired acquired loans
Single-family residential	322	—	325	—
Construction - speculative	—	—	—	—
Land - acquisition & development	1,395	—	1,622	—
Multi-family	—	—	—	—
Commercial real estate	56,727	0.6	63,723	0.7
Commercial & industrial	2,190	—	3,476	—
HELOC	8,838	0.1	10,139	0.1
Consumer	51	—	55	—
Total credit-impaired acquired loans	69,523	0.7	79,340	0.8
Total loans
Single-family residential	5,546,403	61.5	5,572,244	64.2
Construction - speculative	163,657	1.8	140,060	1.6
Construction - custom	370,693	4.1	385,824	4.5
Land - acquisition & development	107,181	1.2	80,359	0.9
Land - consumer lot loans	104,558	1.2	111,130	1.3
Multi-family	1,012,915	11.2	920,285	10.6
Commercial real estate	885,177	9.8	752,957	8.7
Commercial & industrial	466,207	5.2	434,088	5.0

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

HELOC	136,439	1.5	134,455	1.6
Consumer	221,525	2.5	138,315	1.6
Total Loans	9,014,755	100%	8,669,717	100%
Less:
Allowance for probable losses	108,323		112,347
Loans in process	426,836		346,172
Discount on acquired loans	20,845		25,391
Deferred net origination fees	37,763		37,485
	593,767		521,395
	$8,420,988		$8,148,322

Changes in the carrying amount and accretable yield for acquired non-impaired and credit-impaired loans (excluding covered loans) for the six months ended March 31, 2015 and the fiscal year ended September 30, 2014 were as follows:

March 31, 2015	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Net Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance as of beginning of period	$32,591	$57,771	$4,254	$177,440
Additions	—	—	346	—
Accretion	(6,036)	6,036	(1,810)	1,810
Transfers to REO	—	—	—	—
Payments received, net	—	(12,362)	—	(12,516)
Balance as of end of period	$26,555	$51,445	$2,790	$166,734

September 30, 2014	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Net Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance as of beginning of period	$37,236	$69,718	$4,977	$245,373
Reclassification from nonaccretable balance, net (1)	7,300	—	—	—
Accretion	(11,945)	11,945	(723)	723
Transfers to REO	—	(1,188)	—	(4,710)
Payments received, net	—	(22,704)	—	(63,946)
Balance as of end of period	$32,591	$57,771	$4,254	$177,440
(1) reclassification due to improvements in expected cash flows of the underlying loans.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

The following table sets forth information regarding non-accrual loans (excluding covered loans) held by the Company as of the dates indicated:

	March 31, 2015		September 30, 2014
	(In thousands)
Non-accrual loans:
Single-family residential	$59,948	79.0%	$74,067	84.8%
Construction - speculative	1,152	1.5	1,477	1.7
Land - acquisition & development	—	—	811	0.9
Land - consumer lot loans	2,246	3.0	2,637	3.0
Multi-family	—	—	1,742	2.0
Commercial real estate	5,735	7.6	5,106	5.8
Commercial & industrial	5,018	6.6	7	—
HELOC	1,175	1.5	795	0.9
Consumer	576	0.8	789	0.9
Total non-accrual loans	$75,850	100%	$87,431	100%

The Company recognized interest income on nonaccrual loans of approximately $4,220,000 in the six months ended March 31, 2015. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $3,108,000 for the six months ended March 31, 2015. The recognized interest income may include more than six months of interest for some of the loans that were brought current.

In addition to the nonaccrual loans reflected in the above table, the Company had $77,912,000 of loans that were less than 90 days delinquent at March 31, 2015 but which it had classified as substandard for one or more reasons.
The following tables provide an analysis of the age of loans (excluding covered loans) in past due status as of March 31, 2015 and September 30, 2014, respectively.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

March 31, 2015	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Non-acquired loans
Single-Family Residential	$5,532,553	$5,450,820	$19,822	$8,082	$53,829	$81,733	1.48%
Construction - Speculative	105,392	103,044	2,348	—	—	2,348	2.23
Construction - Custom	201,777	200,608	355	814	—	1,169	0.58
Land - Acquisition & Development	90,838	90,838	—	—	—	—	—
Land - Consumer Lot Loans	102,003	98,717	466	478	2,342	3,286	3.22
Multi-Family	941,122	940,175	620	—	327	947	0.10
Commercial Real Estate	627,843	627,209	62	93	479	634	0.10
Commercial & Industrial	407,763	407,698	65	—	—	65	0.02
HELOC	120,904	120,098	150	74	582	806	0.67
Consumer	218,700	218,084	414	160	42	616	0.28
Total non-acquired loans	8,348,895	8,257,291	24,302	9,701	57,601	91,604	1.10%

Non-impaired acquired loans
Single-Family Residential	10,976	10,819	133	—	24	157	1.43%
Land - Acquisition & Development	728	728	—	—	—	—	—
Land - Consumer Lot Loans	2,474	2,139	218	—	117	335	13.54
Multi-Family	2,912	2,912	—	—	—	—	—
Commercial Real Estate	87,290	85,063	492	1,561	174	2,227	2.55
Commercial & Industrial	55,670	55,670	—	—	—	—	—
HELOC	6,700	6,201	275	—	224	499	7.45
Consumer	2,774	2,326	54	—	394	448	16.15
Total non-impaired acquired loans	169,524	165,858	1,172	1,561	933	3,666	2.16%

Credit-impaired acquired loans
Single-Family Residential	322	322	—	—	—	—	—%
Land - Acquisition & Development	1,395	1,395	—	—	—	—	—
Commercial Real Estate	56,717	54,366	387	516	1,448	2,351	4.15
Commercial & Industrial	2,179	2,179	—	—	—	—	—
HELOC	8,836	8,748	—	—	88	88	1.00
Consumer	51	51	—	—	—	—	—
Total credit-impaired acquired loans	69,500	67,061	387	516	1,536	2,439	3.51%

Total Loans	$8,587,919	$8,490,210	$25,861	$11,778	$60,070	$97,709	1.14%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

September 30, 2014	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Non-acquired loans
Single-Family Residential	$5,557,753	$5,467,239	$15,926	$9,139	$65,449	$90,514	1.63%
Construction - Speculative	87,035	87,035	—	—	—	—	—
Construction - Custom	192,098	191,262	836	—	—	836	0.44
Land - Acquisition & Development	68,066	67,911	155	—	—	155	0.23
Land - Consumer Lot Loans	108,589	104,571	1,246	304	2,468	4,018	3.70
Multi-Family	892,196	891,372	205	16	603	824	0.09
Commercial Real Estate	529,453	513,409	67	15,118	859	16,044	3.03
Commercial & Industrial	379,226	377,848	53	1,318	7	1,378	0.36
HELOC	116,262	115,262	335	292	373	1,000	0.86
Consumer	132,686	131,642	654	262	128	1,044	0.79
Total non-acquired loans	8,063,364	7,947,551	19,477	26,449	69,887	115,813	1.44%

Non-impaired acquired loans
Single-Family Residential	11,716	11,693	—	—	23	23	0.20%
Land - Acquisition & Development	905	905	—	—	—	—	—
Land - Consumer Lot Loans	2,502	2,132	—	370	—	370	14.79
Multi-Family	2,999	2,999	—	—	—	—	—
Commercial Real Estate	97,715	96,948	104	—	663	767	0.78
Commercial & Industrial	51,329	51,229	—	100	—	100	0.19
HELOC	8,056	8,056	—	—	—	—	—
Consumer	5,670	4,983	22	4	661	687	12.12
Total non-impaired acquired loans	180,892	178,945	126	474	1,347	1,947	1.08%

Credit-impaired acquired loans
Single-Family Residential	325	325	—	—	—	—	—%
Land - Acquisition & Development	1,581	1,581	—	—	—	—	—
Commercial Real Estate	63,713	61,713	152	909	939	2,000	3.14
Commercial & Industrial	3,477	3,470	7	—	—	7	0.20
HELOC	10,138	9,641	—	75	422	497	4.90
Consumer	54	54	—	—	—	—	—
Total credit-impaired acquired loans	79,288	76,784	159	984	1,361	2,504	3.16%

Total Loans	$8,323,544	$8,203,280	$19,762	$27,907	$72,595	$120,264	1.44%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

Most loans restructured in troubled debt restructurings ("TDRs") are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The concession for these loans is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of March 31, 2015, single-family residential loans comprised 85.6% of TDRs.

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

The following tables provide information related to loans that were restructured during the periods indicated:

	Quarter Ended March 31,
	2015			2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-Family Residential	14	$2,664	$2,664	23	$4,218	$4,218
Land - Consumer Lot Loans	4	720	720	1	83	83
Commercial Real Estate	3	3,175	3,175	—	—	—
	21	$6,559	$6,559	24	$4,301	$4,301

	Six Months Ended March 31,
	2015			2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-Family Residential	49	12,264	12,264	38	7,067	7,067
Construction - Speculative	2	718	718	—	—	—
Construction - Custom	—	—	—	—	—	—
Land - Consumer Lot Loans	6	1,252	1,252	4	358	358
Commercial Real Estate	3	3,175	3,175	—	—	—
Consumer	1	85	85	—	—	—
	61	$17,494	$17,494	42	$7,425	$7,425

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

The following tables provide information on restructured loans for which a payment default occurred during the periods indicated that had been modified as a TDR within 12 months or less of the payment default:

	Quarter Ended March 31,
	2015		2014
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Single-Family Residential	2	$304	23	$4,218
Land - Consumer Lot Loans	2	301	1	83
	4	$605	24	$4,301

	Six Months Ended March 31,
	2015		2014
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Single-Family Residential	7	$1,237	38	$7,067
Land - Consumer Lot Loans	3	389	4	358
	10	$1,626	42	$7,425

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

NOTE E – Allowance for Losses on Loans
The following table summarizes the activity in the allowance for loan losses (excluding acquired and covered loans) for the three and six months ended March 31, 2015 and 2014:

Three Months Ended March 31, 2015	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$55,495	$(1,409)	$4,122	$(3,446)	$54,762
Construction - speculative	5,451	—	75	(81)	5,445
Construction - custom	965	—	—	3	968
Land - acquisition & development	6,671	—	204	530	7,405
Land - consumer lot loans	3,113	(52)	34	(60)	3,035
Multi-family	4,500	—	—	173	4,673
Commercial real estate	5,872	—	453	409	6,734
Commercial & industrial	23,328	(355)	18	(1,845)	21,146
HELOC	892	—	—	(42)	850
Consumer	2,413	(701)	734	859	3,305
	$108,700	$(2,517)	$5,640	$(3,500)	$108,323

Three Months Ended March 31, 2014	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$67,692	$(2,444)	$2,088	$(3,988)	$63,348
Construction - speculative	8,142	(488)	$—	(881)	6,773
Construction - custom	1,474	—	—	125	1,599
Land - acquisition & development	7,084	(85)	299	(1,271)	6,027
Land - consumer lot loans	3,274	(231)	—	(69)	2,974
Multi-family	4,109	—	—	78	4,187
Commercial real estate	5,868	(73)	—	129	5,924
Commercial & industrial	16,505	(444)	2,852	1,490	20,403
HELOC	943	—	—	32	975
Consumer	3,067	(1,010)	1,059	(395)	2,721
	$118,158	$(4,775)	$6,298	$(4,750)	$114,931

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

Six Months Ended March 31, 2015	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$62,763	$(3,103)	$6,675	$(11,573)	$54,762
Construction - speculative	6,742	(388)	$75	(984)	5,445
Construction - custom	1,695	—	—	(727)	968
Land - acquisition & development	5,592	(38)	205	1,646	7,405
Land - consumer lot loans	3,077	(87)	34	11	3,035
Multi-family	4,248	—	220	205	4,673
Commercial real estate	7,548	(27)	481	(1,268)	6,734
Commercial & industrial	16,527	(355)	52	4,922	21,146
HELOC	928	—	—	(78)	850
Consumer	3,227	(1,128)	1,349	(143)	3,305
	$112,347	$(5,126)	$9,091	$(7,989)	$108,323

Six Months Ended March 31, 2014	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$64,184	$(4,777)	$10,913	$(6,972)	$63,348
Construction - speculative	8,407	(938)	$95	(791)	6,773
Construction - custom	882	—	—	717	1,599
Land - acquisition & development	9,165	(541)	738	(3,335)	6,027
Land - consumer lot loans	3,552	(474)	22	(126)	2,974
Multi-family	3,816	—	—	371	4,187
Commercial real estate	5,595	(73)	—	402	5,924
Commercial & industrial	16,614	(692)	3,273	1,208	20,403
HELOC	1,002	—	—	(27)	975
Consumer	3,524	(2,091)	2,085	(797)	2,721
	$116,741	$(9,586)	$17,126	$(9,350)	$114,931

The Company recorded a $3,949,000 reversal of the provision for loan losses during the quarter ended March 31, 2015, while a $4,336,000 reversal was recorded for the same quarter one year ago. The reason is that the credit quality of the portfolio has been improving significantly and economic conditions are more favorable. During the fiscal year ended September 30, 2014 , there was a transfer of $2,910,000 from the general allowance to establish a reserve for unfunded commitments. This reserve was $1,898,000 as of March 31, 2015.
Non-performing assets (“NPAs”) amounted to $143,223,000, or 0.98%, of total assets at March 31, 2015, compared to $147,311,000, or 1.00%, of total assets as of September 30, 2014. Including the covered assets from the Horizon Bank acquisition in 2010 that will not be covered after March 31, 2015, the NPAs would amount to $153,202,000 or 1.05% of total assets.
Acquired loans, including covered loans, are usually not classified as non-performing loans because at acquisition, the carrying value of these loans is adjusted to reflect fair value. As of March 31, 2015, $34,695,000 in acquired loans were subject to the general allowance as the discount related to these balances is no longer sufficient to absorb potential losses. There was a $449,000 reversal of provision for loan losses recorded on acquired or covered loans during the quarter ended March 31, 2015. The reversal of allowance for credit losses related to the acquired loans resulted increased expectations of future cash flows due to decreased credit losses for certain acquired loan pools.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

Non-accrual loans decreased from $87,431,000 at September 30, 2014, to $75,850,000 at March 31, 2015, a 13.2% decrease.
A loan is charged-off when the loss is estimable and it is confirmed that the borrower will not be able to meet its contractual obligations. The Company had net recoveries of $3,123,000 for the quarter ended March 31, 2015, compared with $1,523,000 of net recoveries for the same quarter one year prior.
As of March 31, 2015, $108,323,000 of the allowance was calculated under the formulas contained in our general allowance methodology. As of September 30, 2014, $112,287,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $60,000 was made up of specific reserves on loans which were deemed to be impaired.
The following tables shows a summary of loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves as of March 31, 2015 and September 30, 2014:

March 31, 2015	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	General Reserve Allocation	Gross Loans Subject to General Reserve (1)	Ratio	Specific Reserve Allocation	Gross Loans Subject to Specific Reserve (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$54,762	$5,476,667	1.0%	$—	$55,886	—%
Construction - speculative	5,445	97,987	5.6	—	7,405	—
Construction - custom	968	201,777	0.5	—	—	—
Land - acquisition & development	7,405	87,541	8.5	—	3,298	—
Land - consumer lot loans	3,035	89,279	3.4	—	12,723	—
Multi-family	4,673	936,010	0.5	—	5,112	—
Commercial real estate	6,734	617,633	1.1	—	10,210	—
Commercial & industrial	21,146	442,459	4.8	—	—	—
HELOC	850	119,235	0.7	—	1,669	—
Consumer	3,305	218,605	1.5	—	95	—
	$108,323	$8,287,193	1.3%	$—	$96,398	—%

(1)	Excludes acquired loans with discounts sufficient to absorb potential losses and covered loans

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
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

The following tables provide information on loans (excluding covered loans) based on credit quality indicators as defined above as of March 31, 2015 and September 30, 2014.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

March 31, 2015	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,426,579	$2,343	$106,182	$—	$—	$5,535,104
Construction - speculative	157,847	—	5,810	—	—	163,657
Construction - custom	370,693	—	—	—	—	370,693
Land - acquisition & development	99,686	—	5,372	—	—	105,058
Land - consumer lot loans	101,505	—	577	—	—	102,082
Multi-family	1,004,149	—	5,854	—	—	1,010,003
Commercial real estate	728,274	—	12,863	—	—	741,137
Commercial & industrial	353,998	13,949	35,542	4,869	—	408,358
HELOC	120,653	—	248	—	—	120,901
Consumer	218,500	—	180	—	—	218,680
	8,581,884	16,292	172,628	4,869	—	8,775,673

Non-impaired acquired loans
Single-family residential	10,977	—	—	—	—	10,977
Land - acquisition & development	343	—	385	—	—	728
Land - consumer lot loans	2,476	—	—	—	—	2,476
Multi-family	2,912	—	—	—	—	2,912
Commercial real estate	81,059	514	5,740	—	—	87,313
Commercial & industrial	53,666	1,870	123	—	—	55,659
HELOC	6,700	—	—	—	—	6,700
Consumer	2,794	—	—	—	—	2,794
	160,927	2,384	6,248	—	—	169,559

Credit-impaired acquired loans
Pool 1 - Construction and land A&D	1,146	—	249	—	—	1,395
Pool 2 - Single-family residential	322	—	—	—	—	322
Pool 3 - Multi-family	—	—	—	—	—	—
Pool 4 - HELOC & other consumer	8,889	—	—	—	—	8,889
Pool 5 - Commercial real estate	45,472	1,773	9,482	—	—	56,727
Pool 6 - Commercial & industrial	2,190	—	—	—	—	2,190
Total credit impaired acquired loans	58,019	1,773	9,731	—	—	69,523
Total gross loans	$8,800,830	$20,449	$188,607	$4,869	$—	$9,014,755

Total grade as a % of total gross loans	97.6%	0.2%	2.1%	0.1%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

September 30, 2014	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,426,895	$2,793	$130,515	$—	$—	$5,560,203
Construction - speculative	134,950	—	5,110	—	—	140,060
Construction - custom	385,824	—	—	—	—	385,824
Land - acquisition & development	71,692	—	6,140	—	—	77,832
Land - consumer lot loans	108,013	—	610	—	—	108,623
Multi-family	912,728	—	4,558	—	—	917,286
Commercial real estate	557,914	1,971	31,451	—	—	591,336
Commercial & industrial	359,221	14,740	5,265	—	—	379,226
HELOC	115,794	—	248	—	—	116,042
Consumer	132,349	—	241	—	—	132,590
	8,205,380	19,504	184,138	—	—	8,409,022

Non-impaired acquired loans
Single-family residential	11,716	—	—	—	—	11,716
Land - acquisition & development	503	—	402	—	—	905
Land - consumer lot loans	2,507	—	—	—	—	2,507
Multi-family	2,999	—	—	—	—	2,999
Commercial real estate	88,974	2,571	6,353	—	—	97,898
Commercial & industrial	36,311	13,642	1,375	58	—	51,386
HELOC	8,274	—	—	—	—	8,274
Consumer	5,670	—	—	—	—	5,670
	156,954	16,213	8,130	58	—	181,355

Credit-impaired acquired loans
Pool 1 - Construction and land A&D	1,292	—	330	—	—	1,622
Pool 2 - Single-family residential	325	—	—	—	—	325
Pool 3 - Multi-family	—	—	—	—	—	—
Pool 4 - HELOC & other consumer	10,194	—	—	—	—	10,194
Pool 5 - Commercial real estate	48,878	2,143	12,702	—	—	63,723
Pool 6 - Commercial & industrial	643	—	2,833	—	—	3,476
Total credit impaired acquired loans	61,332	2,143	15,865	—	—	79,340
Total gross loans	$8,423,666	$37,860	$208,133	$58	$—	$8,669,717

Total grade as a % of total gross loans	97.2%	0.4%	2.4%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

Credit Risk Profile Based on Payment Activity (excludes acquired and covered loans):

March 31, 2015	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,474,323	98.9%	$60,781	1.1%
Construction - speculative	162,505	99.3	1,152	0.7
Construction - custom	370,693	100.0	—	—
Land - acquisition & development	105,058	100.0	—	—
Land - consumer lot loans	99,624	97.6	2,458	2.4
Multi-family	1,010,003	100.0	—	—
Commercial real estate	735,402	99.2	5,735	0.8
Commercial & industrial	403,340	98.8	5,018	1.2
HELOC	119,726	99.0	1,175	1.0
Consumer	218,104	99.7	576	0.3
	$8,698,778	99.1%	$76,895	0.9%

September 30, 2014	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,486,136	98.7%	$74,067	1.3%
Construction - speculative	138,583	98.9	1,477	1.1
Construction - custom	385,824	100.0	—	—
Land - acquisition & development	77,021	99.0	811	1.0
Land - consumer lot loans	105,986	97.6	2,637	2.4
Multi-family	915,544	99.8	1,742	0.2
Commercial real estate	586,230	99.1	5,106	0.9
Commercial & industrial	379,219	100.0	7	—
HELOC	115,247	99.3	795	0.7
Consumer	131,801	99.4	789	0.6
	$8,321,591	99.0%	$87,431	1.0%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

The following table provides information on impaired loan balances and the related allowances by loan types as of March 31, 2015 and September 30, 2014:

March 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
With no related allowance recorded:
Single-family residential	$23,164	$25,986	$—		$21,135
Construction - speculative	997	1,192	—		1,001
Land - acquisition & development	685	1,229	—		738
Land - consumer lot loans	1,353	1,451	—		1,144
Multi-family	1,079	1,079	—		1,080
Commercial real estate	9,768	14,145	—		9,587
Commercial & industrial	6,988	18,865	—		5,091
HELOC	1,112	1,898	—		931
Consumer	414	614	—		369
	45,560	66,459	—		41,076
With an allowance recorded:
Single-family residential	290,951	295,408	8,597		289,495
Construction - speculative	6,408	7,198	—		6,260
Land - acquisition & development	4,179	5,119	—		4,208
Land - consumer lot loans	12,501	12,884	—		12,376
Multi-family	3,862	3,862	—		3,547
Commercial real estate	20,673	21,323	—		19,160
HELOC	1,394	1,394	—		1,390
Consumer	123	293	—		124
	340,091	347,481	8,597	(1)	336,560
Total:
Single-family residential	314,115	321,394	8,597		310,630
Construction - speculative	7,405	8,390	—		7,261
Land - acquisition & development	4,864	6,348	—		4,946
Land - consumer lot loans	13,854	14,335	—		13,520
Multi-family	4,941	4,941	—		4,627
Commercial real estate	30,441	35,468	—		28,747
Commercial & industrial	6,988	18,865	—		5,091
HELOC	2,506	3,292	—		2,321
Consumer	537	907	—		493
	$385,651	$413,940	$8,597	(1)	$377,636

(1)Included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

NOTE F – New Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-01,
Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The ASU eliminates the concept of extraordinary items. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. Early adoption is permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860) - Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures. Under this new accounting guidance, repurchase-to-maturity transactions will be accounted for as secured borrowings rather than sales of an asset, and transfers of financial assets with contemporaneous repurchase financings will no longer be evaluated to determine whether they should be accounted for on a combined basis as forward contracts. The new guidance also prescribes additional disclosures particularly on the nature of collateral pledged in repurchase financings accounted for as secured borrowings. The amendments in this update was effective for the first interim or annual period beginning after December 31, 2014, with the exception of the collateral disclosures which will be effective for interim periods beginning after March 15, 2015. This guidance does not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new accounting guidance clarifies the principles for recognizing revenue from contracts with customers. The new accounting guidance does not apply to financial instruments. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017. The Company does not expect the new guidance to have a material impact on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The new guidance clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. ASU 2014-04 is effective for annual and interim reporting periods within those annual periods, beginning after December 15, 2014. Adoption of the new guidance is not expected to have a significant impact on the Company's consolidated financial statements.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
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

The following tables present the balance of assets measured at fair value on a recurring basis at March 31, 2015 and September 30, 2014:

	Fair Value at March 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities
Equity securities	$102,277	$—	$—	$102,277
Obligations of U.S. government	—	534,445	—	534,445
Obligations of states and political subdivisions	—	24,013	—	24,013
Corporate debt securities	—	528,564	—	528,564
Agency pass-through certificates	—	1,456,945	—	1,456,945
Other Commercial MBS	—	110,662	—	110,662
Total available-for-sale securities	102,277	2,654,629	—	2,756,906
Bank owned life insurance	—	100,961	—	100,961
Total financial assets	$102,277	$2,755,590	$—	$2,857,867

Financial Liabilities
FDIC liability	—	29,825	—	29,825
Long term borrowing hedge	—	(9,503)	—	(9,503)
Total financial liabilities	$—	$20,322	$—	$20,322
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the quarter ended March 31, 2015.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

	Fair Value at September 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities
Equity securities	$101,387	$—	$—	$101,387
Obligations of U.S. government	—	731,943	—	731,943
Obligations of states and political subdivisions	—	23,681	—	23,681
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	509,007	—	509,007
Mortgage-backed securities
Agency pass-through certificates	—	1,584,508	—	1,584,508
Other Commercial MBS	—	98,916	—	98,916
Total financial assets	$101,387	$2,948,055	$—	$3,049,442

Financial Liabilities
FDIC liability	—	28,823	—	28,823
Long term borrowing hedge	—	(268)	—	(268)
Total financial liabilities	$—	$28,555	$—	$28,555
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the fiscal year ended September 30, 2014.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

Measured on a Nonrecurring Basis
Impaired Loans & Real Estate Held for Sale
From time to time, and on a nonrecurring basis, fair value adjustments to collateral-dependent loans and real estate held for sale are recorded to reflect write-downs of principal balances based on the current appraised or estimated value of the collateral.
Real estate held for sale consists principally of properties acquired through foreclosure. From time to time, and on a nonrecurring basis, fair value adjustments are recorded to reflect write-downs or write-ups, but only up to the fair value of the real estate owned as of the initial transfer date, of principal balances based on the current appraisal or estimated value of the collateral.
When management determines that the fair value of the collateral or the real estate held for sale requires additional adjustments, either as a result of a non-current appraisal value or when there is no observable market price, the Company classifies the impaired loan or real estate held for sale as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2015 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as covered REO and real estate held for sale for which fair value of the properties was less than the cost basis.
The following tables present the aggregated balance of assets that were measured at estimated fair value on a nonrecurring basis at March 31, 2015 and March 31, 2014, and the total losses (gains) resulting from those fair value adjustments for the quarters and six months ended March 31, 2015 and March 31, 2014. These estimated fair values are shown gross of estimated selling costs.

	March 31, 2015				Quarter Ended March 31, 2015	Six Months Ended March 31, 2015
	Level 1	Level 2	Level 3	Total	Total Losses (Gains)
	(In thousands)
Impaired loans (1)	$—	$—	$3,478	$3,478	$515	$580
Covered REO (2)	—	—	1,558	1,558	112	188
Real estate held for sale (2)	—	—	46,697	46,697	(2,645)	(10,957)
Balance at end of period	$—	$—	$51,733	$51,733	$(2,018)	$(10,189)

(1) The losses represent remeasurements of collateral-dependent loans.
(2) The gains represents net valuation adjustments on real estate held for sale.

	March 31, 2014				Quarter Ended March 31, 2014	Six Months Ended March 31, 2014
	Level 1	Level 2	Level 3	Total	Total Losses (Gains)
	(In thousands)
Impaired loans (1)	$—	$—	$7,066	$7,066	$269	$(536)
Covered REO (2)	—	—	2,760	2,760	64	129
Real estate held for sale (2)	—	—	26,725	26,725	2,657	6,382
Balance at end of period	$—	$—	$36,551	$36,551	$2,990	$5,975

(1)	The losses represents remeasurements of collateral-dependent loans.

(2)	The losses represent aggregate net writedowns and charge-offs on real estate held for sale.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

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

Real estate held for sale ("REO") - These assets are valued based on inputs such as appraisals and third-party price opinions, less estimated selling costs. Assets that are acquired through foreclosure are recorded initially at the lower of the loan balance or fair value at the date of foreclosure. After foreclosure, valuations are updated periodically, and current market conditions may require the assets to be written down further to a new cost basis. The following method is used to value real estate held for sale:

•
The fair value of REO assets is re-evaluated quarterly and the REO asset is adjusted to reflect the lower of cost or fair value less selling costs as necessary. After foreclosure, valuations are updated periodically and current market conditions may require the assets to be written down further or up to the cost basis established on the date of transfer. The carrying balance of REO assets are also written down or up once a bona fide offer is contractually accepted, through execution of a Purchase and Sale Agreement, where the accepted price is lower than the cost established on the transfer date.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

		March 31, 2015		September 30, 2014
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$675,064	$675,064	$781,843	$781,843
Available-for-sale securities
Equity securities	1	102,277	102,277	101,387	101,387
Obligations of U.S. government	2	534,445	534,445	731,943	731,943
Obligations of states and political subdivisions	2	24,013	24,013	23,681	23,681
Corporate debt securities	2	528,564	528,564	509,007	509,007
Mortgage-backed securities
Agency pass-through certificates	2	1,456,945	1,456,945	1,584,508	1,584,508
Other Commercial MBS	2	110,662	110,662	98,916	98,916
Total available-for-sale securities		2,756,906	2,756,906	3,049,442	3,049,442
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	1,479,781	1,480,477	1,548,265	1,499,218
Total held-to-maturity securities		1,479,781	1,480,477	1,548,265	1,499,218

Loans receivable	3	8,420,988	9,038,242	8,148,322	8,667,771
Covered loans	3	138,005	144,672	176,476	176,761
FDIC indemnification asset	3	23,115	22,543	36,860	35,976
FHLB and FRB stock	2	150,918	150,918	158,839	158,839
Bank owned life insurance	1	100,961	100,961	—	—

Financial liabilities
Customer accounts	2	10,692,625	10,057,164	10,716,928	9,946,586
FHLB advances	2	1,830,000	1,962,356	1,930,000	2,054,437
FDIC liability	2	29,825	29,825	28,823	28,823
Other liabilities - long term borrowing hedge	2	—	(9,503)	—	(268)
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
FDIC indemnification asset and liability – The fair value of the indemnification asset is estimated by discounting the expected future cash flows using the current rates.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

FHLB and FRB stock – The fair value is based upon the par value of the stock which equates to its carrying value.
Bank owned life insurance – Fair values of insurance policies owned are based on the insurance contracts' cash surrender values.
Customer accounts – The fair value of demand deposits, savings accounts, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the estimated future cash flows using the rates currently offered for deposits with similar remaining maturities.
FHLB advances – The fair value of FHLB advances and other borrowings is estimated by discounting the estimated future cash flows using rates currently available to the Company for debt with similar remaining maturities.
Long Term Borrowing Hedges – The fair value of the forward starting interest rate swaps are estimated by a third party pricing service using a discounted cash flow technique.
The following tables provide a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities as of March 31, 2015, and September 30, 2014:

	March 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	$142,283	$2,300	$(119)	$144,464	1.41%
5 to 10 years	107,717	403	—	108,120	1.19
Over 10 years	281,951	436	(526)	281,861	1.14
Equity Securities
Within 1 year	500	17	—	517	1.80
1 to 5 years	100,000	1,760	—	101,760	1.90
5 to 10 years	—	—	—	—	—
Corporate bonds due
Within 1 year	15,000	—	(15)	14,985	1.00
1 to 5 years	327,715	1,860	—	329,575	0.74
5 to 10 years	133,271	1,432	(949)	133,754	1.48
Over 10 years	50,000	250	—	50,250	3.00
Municipal bonds due
Over 10 years	20,392	3,621	—	24,013	6.45
Mortgage-backed securities
Agency pass-through certificates	1,420,784	38,053	(1,892)	1,456,945	2.57
Other Commercial MBS	110,662	—	—	110,662	1.45
	2,710,275	50,132	(3,501)	2,756,906	1.99%
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,479,781	11,732	(11,036)	1,480,477	3.13
	$4,190,056	$61,864	$(14,537)	$4,237,383	2.39%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

	September 30, 2014
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	$171,154	$2,585	$(748)	$172,991	1.26%
5 to 10 years	203,317	300	(102)	203,515	1.45
Over 10 years	354,828	1,028	(419)	355,437	1.25
Equity Securities
1 to 5 years	100,500	887	—	101,387	1.90
Corporate bonds due
Within 1 year	15,000	75	—	15,075	1.00
1 to 5 years	302,540	2,372	—	304,912	0.71
5 to 10 years	138,201	1,789	(970)	139,020	1.43
Over 10 years	50,000	—	—	50,000	3.00
Municipal bonds due
Over 10 years	20,402	3,279	—	23,681	6.45
Mortgage-backed securities
Agency pass-through certificates	1,561,639	24,893	(2,024)	1,584,508	2.57
Other Commercial MBS	98,851	65	—	98,916	1.49
	3,016,432	37,273	(4,263)	3,049,442	1.99%
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,548,265	4,855	(53,902)	1,499,218	3.13
	$4,564,697	$42,128	$(58,165)	$4,548,660	2.38%
During the quarter ended March 31, 2015, there were no available-for-sale securities sold. There were also no available-for-sale securities sold during the quarter ended March 31, 2014. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.
The following tables show the unrealized gross losses and fair value of securities as of March 31, 2015 and September 30, 2014, by length of time that individual securities in each category have been in a continuous loss position. The decline in fair value is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other than temporarily impaired.

March 31, 2015	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate bonds due	$(15)	$14,985	$(949)	$34,051	$(964)	$49,036
U.S. government and agency securities due	(533)	182,146	(112)	58,083	(645)	240,229
Agency pass-through certificates	(252)	14,489	(12,676)	1,431,457	(12,928)	1,445,946
	$(800)	$211,620	$(13,737)	$1,523,591	$(14,537)	$1,735,211

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

September 30, 2014	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate bonds due	$(125)	$24,875	$(845)	$24,155	$(970)	$49,030
U.S. government and agency securities due	(472)	316,578	(797)	109,354	(1,269)	425,932
Agency pass-through certificates	(215)	19,212	(55,711)	1,509,209	(55,926)	1,528,421
	$(812)	$360,665	$(57,353)	$1,642,718	$(58,165)	$2,003,383

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

NOTE H – Covered Assets
Covered assets represent loans and real estate held for sale acquired from the FDIC that are subject to loss sharing agreements and these net balances were $153,673,000 as of March 31, 2015 compared to $200,558,000 as of September 30, 2014. The FDIC loss share coverage for the acquired commercial loans will expire during fiscal year 2015. There are $83,077,000 of covered assets from the former Horizon Bank that will lose their FDIC loss share coverage after March 31, 2015. As of March 31, 2015, there are $53,181,000 of commercial loans from the former Home Valley Bank which are scheduled to expire on September 30, 2015. The FDIC loss share coverage for single family residential loans will continue for another five years.
Changes in the net carrying amount and accretable yield for acquired impaired and non-impaired covered loans for the year to date period ended March 31, 2015 and the fiscal year ended September 30, 2014 were as follows:

March 31, 2015	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Net Carrying Amount of Loans	Accretable Yield	Net Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$64,534	$78,055	$10,259	$98,422
Reclassification from nonaccretable balance, net	6,307	—	—	—
Accretion	(9,392)	9,392	(4,016)	4,016
Transfers to REO	—	(936)	—	—
Payments received, net	—	(11,049)	—	(40,452)
Balance at end of period	$61,449	$75,462	$6,243	$61,986

September 30, 2014	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Net Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$78,277	$138,091	$17,263	$157,856
Reclassification from nonaccretable balance, net	10,186	(2,069)	—	—
Accretion	(23,929)	23,929	(7,004)	7,004
Transfers to REO	—	(8,943)	—	—
Payments received, net	—	(72,953)	—	(66,438)
Balance at end of period	$64,534	$78,055	$10,259	$98,422

At March 31, 2015, none of the acquired impaired or non-impaired covered loans were classified as non-performing assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans. The allowance for credit losses related to the acquired loans as of September 30, 2014results from decreased expectations of future cash flows due to increased credit losses for certain acquired loan pools.
The outstanding principal balance of acquired covered loans was $159,018,000 and $213,203,000 as of March 31, 2015 and September 30, 2014, respectively. The discount balance related to the acquired covered loans was $21,013,000 and $34,483,000 as of March 31, 2015 and September 30, 2014, respectively. There is no allowance for covered loans as of March 31, 2015. There was an allowance of $2,244,000 as of September 30, 2014.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

The following table shows the year to date activity for the FDIC indemnification asset:

	March 31, 2015	September 30, 2014
	(In thousands)
Balance at beginning of fiscal year 2015 and 2014	$36,860	$64,615
Additions and deletions (1)	(1,795)	1,795
Payments made (received)	738	(2,502)
Amortization	(12,972)	(27,850)
Accretion	284	802
Balance at end of period	$23,115	$36,860
(1) reclassification of ALLL allowance due to changes in cash flows
The following tables provide information on covered loans based on credit quality indicators (defined in Note E ) as of March 31, 2015 and September 30, 2014:

March 31, 2015	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Acquired non-impaired loans:
Single-family residential	$19,975	$—	$775	$—	$—	$20,750
Construction - speculative	—	—	—	—	—	—
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	349	—	—	—	—	349
Land - consumer lot loans	72	—	—	—	—	72
Multi-family	903	—	—	—	—	903
Commercial real estate	14,188	—	8,779	—	—	22,967
Commercial & industrial	2,241	—	2,142	—	—	4,383
HELOC	10,093	—	—	—	—	10,093
Consumer	336	—	—	—	—	336
	$48,157	$—	$11,696	$—	$—	$59,853
Total grade as a % of total net loans	80.5%	—%	19.5%	—%	—%

Acquired credit-impaired loans:
Pool 1 - Construction and land A&D	$6,639	$—	$9,424	$—	$—	$16,063
Pool 2 - Single-family residential	14,700	—	228	—	—	14,928
Pool 3 - Multi-family	49	—	409	—	—	458
Pool 4 - HELOC & other consumer	2,728	—	581	—	—	3,309
Pool 5 - Commercial real estate	32,425	685	24,224	1,734	—	59,068
Pool 6 - Commercial & industrial	3,423	—	1,916	—	—	5,339
	$59,964	$685	$36,782	$1,734	$—	99,165
				Total covered loans		159,018
					Discount	(21,013)
					Allowance	—
					Covered loans, net	$138,005

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

September 30, 2014	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Acquired non-impaired loans:
Single-family residential	$21,311	$—	$1,756	$—	$—	$23,067
Construction - speculative	—	—	—	—	—	—
Construction - custom	—	—	—	—	—	—
Land - acquisition & development	972	—	392	—	—	1,364
Land - consumer lot loans	73	—	—	—	—	73
Multi-family	6,598	—	—	—	—	6,598
Commercial real estate	26,940	115	24,281	—	—	51,336
Commercial & industrial	2,801	—	2,691	—	—	5,492
HELOC	11,777	—	—	—	—	11,777
Consumer	454	—	—	—	—	454
	$70,926	$115	$29,120	$—	$—	$100,161
Total grade as a % of total net loans	70.8%	0.1%	29.1%	—%	—%

Acquired credit-impaired loans:
Pool 1 - Construction and land A&D	$8,349	$—	$11,912	$—	$—	$20,261
Pool 2 - Single-family residential	15,585	—	379	—	—	15,964
Pool 3 - Multi-family	52	—	471	—	—	523
Pool 4 - HELOC & other consumer	2,804	—	1,173	—	—	3,977
Pool 5 - Commercial real estate	33,909	700	29,782	—	—	64,391
Pool 6 - Commercial & industrial	3,509	—	3,892	525	—	7,926
	$64,208	$700	$47,609	$525	$—	113,042
				Total covered loans		213,203
					Discount	(34,483)
					Allowance	(2,244)
					Covered loans, net	$176,476
The following tables provide an analysis of the age of acquired non credit-impaired covered loans in past due status as of March 31, 2015 and September 30, 2014:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

March 31, 2015	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
Single-Family Residential	$20,750	$20,068	$122	$—	$560	$682	3.29%
Construction - Speculative	—	—	—	—	—	—	—
Construction - Custom	—	—	—	—	—	—	—
Land - Acquisition & Development	349	349	—	—	—	—	—
Land - Consumer Lot Loans	72	72	—	—	—	—	—
Multi-Family	903	903	—	—	—	—	—
Commercial Real Estate	22,967	22,092	—	—	875	875	3.81
Commercial & Industrial	4,383	2,315	—	2,068	—	2,068	47.18
HELOC	10,093	10,035	58	—	—	58	0.57
Consumer	336	327	9	—	—	9	2.68
	$59,853	$56,161	$189	$2,068	$1,435	$3,692	6.17%

September 30, 2014	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total
Single-Family Residential	$23,067	$22,391	$230	$40	$406	$676	2.93%
Construction - Speculative	—	—	—	—	—	—	—
Construction - Custom	—	—	—	—	—	—	—
Land - Acquisition & Development	1,364	1,328	—	—	36	36	2.64
Land - Consumer Lot Loans	73	73	—	—	—	—	—
Multi-Family	6,598	6,598	—	—	—	—	—
Commercial Real Estate	51,336	50,240	—	—	1,096	1,096	2.13
Commercial & Industrial	5,492	5,492	—	—	—	—	—
HELOC	11,777	11,777	—	—	—	—	—
Consumer	454	443	11	—	—	11	2.42
	$100,161	$98,342	$241	$40	$1,538	$1,819	1.82%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED MARCH 31, 2015 and 2014
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
The notional amount of open interest rate swap agreements at March 31, 2015 was $158,421,000 compared to $264,169,000 as of September 30, 2014. There was no impact to the statement of operations for the six months ended March 31, 2015 as the asset and liability side of the swaps offset each other. The fee income related to swaps was $754,897 for the six months ended March 31, 2015.
Additionally, the Bank had $300,000,000 in forward starting interest rate swaps to hedge future borrowing rates as of March 31, 2015. Their impact on accumulated other comprehensive income as of March 31, 2015 was an after-tax loss of $6,010,354. These derivatives are designated as cash flow hedging instruments in accordance with ASC 815.
The following table presents the fair value and balance sheet classification of derivatives at March 31, 2015 and September 30, 2014:

	Asset Derivatives				Liability Derivatives
	March 31, 2015		September 30, 2014		March 31, 2015		September 30, 2014
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
	(In thousands)
Interest rate contracts	Other assets	$8,562	Other assets	$2,879	Other liabilities	$8,562	Other liabilities	$2,879
Long term borrowing hedge	Other assets	—	Other assets	—	Other liabilities	9,503	Other liabilities	268

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
GENERAL
Washington Federal, Inc. is a Washington corporation headquartered in Seattle, Washington. The Company is a bank holding company that conducts its operations through the Bank, a federally-insured national bank subsidiary, Washington Federal, National Association. The Bank converted from a federal savings association to a national bank charter with the Office of the Comptroller of the Currency on July 17, 2013. At the same time, the Company which had previously been a savings and loan holding company, became a bank holding company under the Bank Holding Company Act.
The Company's fiscal year end is September 30th. All references to 2014 represent balances as of September 30, 2014 or activity for the fiscal year then ended.
The results discussed below were impacted by the acquisition on close of business October 31, 2013 of eleven branches from Bank of America, National Association; these branches are located in New Mexico. Effective as of the close of business on December 6, 2013, the Bank completed the acquisition of another forty branches from Bank of America, National Association; these branches are located in Washington, Oregon, and Idaho. Effective as of the close of business on May 2, 2014, the Bank completed the acquisition of an additional twenty-three branches from Bank of America, National Association; these branches are located in Arizona and Nevada. The combined acquisitions provided $1,853,798,000 in deposit accounts, $12,881,000 of loans, and $25,097,000 in branch properties. Washington Federal paid a 1.99% premium on the total deposits and received $1,776,660,000 in cash from the transactions.
The operating results of the Company include the operating results produced by the first eleven branches for the period from November 1, 2013 to March 31, 2015, the additional forty branches from December 7, 2013 to March 31, 2015 and the twenty-three branches from May 3, 2014 to March 31, 2015.
INTEREST RATE RISK
Based on Management's assessment of the current interest rate environment, the Bank has taken steps to reduce its interest rate risk profile compared to its historical norms, including growing shorter-term business loans, transaction deposit accounts and extending the maturity on borrowings. The recent branch acquisitions have accelerated these efforts. The mix of transaction accounts is now approximately 53% of total deposits. The Bank has also been purchasing more variable rate investments. The composition of the investment portfolio is 44% variable and 56% fixed rate. In addition, $1,479,781,000 of its purchased 30-year fixed rate mortgage-backed securities have been designated as held-to-maturity. With rising interest rates, these securities may be subject to unrealized losses. As of March 31, 2015, the net unrealized gain on these securities was $696,000. The net unrealized gain on the $2,710,275,000 of available-for-sale securities was $46,631,000 as of March 31, 2015. The Bank has executed $300,000,000 in forward starting interest rate swaps to hedge future borrowing rates as of March 31, 2015. The net unrealized loss on the interest rate swaps as of March 31, 2015 was $9,503,000. All of the above are pre-tax net unrealized gains/(losses).

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
Repricing Gap Analysis. At March 31, 2015, the Company had approximately $1,507,912,000 more in liabilities subject to maturity or repricing in the next year than assets, which resulted in a negative one-year maturity gap of 10.3% of total assets. This was a decrease from the 11.3% negative gap as of September 30, 2014. A negative maturity gap implies that funding costs will change more rapidly than interest income on earning assets with movements in interest rates. A negative maturity gap typically results in lower margins when interest rates rise and higher margins when interest rates decline. Gap analysis provides management with a high-level indication of interest rate risk, but it is considered less reliable than more detailed modeling.

Net Interest Income Sensitivity. The potential impact of rising interest rates on net interest income in the future under various rate change scenarios is estimated using a model that is based on account level detail for loans and deposits. In the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income will decrease by 1.1% in the next year. This compares to an estimated decrease of 1.5% as of the September 30, 2014 analysis. This analysis assumes zero balance sheet growth and a constant percentage composition of assets and liabilities for consistency. It also assumes that loan and deposit prices respond in full to the increase in market rates. Actual results will differ from the assumptions used in this model, as Management monitors and adjusts loan and deposit pricing and the size and composition of the balance sheet to respond to changing interest rates. It is noted that a flattening yield curve due to a greater increase in short term rates as compared to long term rates would likely result in a more significant decrease in net interest income.

NPV Sensitivity. The NPV is an estimate of the market value of shareholder's equity. It is derived by calculating the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates provides a longer term view of interest rate risk as it incorporates all future expected cash flows. In the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $515,000,000 or 18.3% and the NPV to total assets ratio to decline to 16.50% from a base of 18.79%. As of September 30, 2014, the NPV in the event of a 200 basis point increase in rates was estimated to decline by $598,000,000 or 21.7% and the NPV to total assets ratio to decline to 15.68% from a base of 18.53%. The decreased NPV sensitivity and higher base NPV ratio is due to lower interest rates and higher prices as of March 31, 2015.
Interest Rate Spread. The interest rate spread is measured as the difference between the rate on total loans and investments and the rate on costing liabilities at the end of each period. The interest rate spread increased to 2.71% at March 31, 2015 from 2.66% at September 30, 2014. The spread increased primarily due to lower rates on deposits and borrowings. As of March 31, 2015, the weighted average rate on customer deposit accounts and borrowings decreased by 5 basis points compared to September 30, 2014, while the weighted average rate on earning assets remained the same at 3.63%.
Net Interest Margin. The net interest margin is measured using the interest income and expense over the average assets and liabilities for the period. The net interest margin increased to 3.10% for the quarter ended March 31, 2015 from 3.03% for the quarter ended March 31, 2014. The yield on earning assets decreased 3 basis points to 4.01% and the cost of interest bearing liabilities declined 12 basis points to 0.93%. The yield on earning assets benefited from higher loan interest income as a result of improving credit quality and a shift from investments to higher yielding loans. The decrease in interest costs was a combination of continued downward repricing of time deposits and the prepayment of a $100 million FHLB advance in the prior quarter.
The following table sets forth the information explaining the changes in the net interest margin for the period indicated compared to the same period one year ago.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Quarter Ended March 31, 2015			Quarter Ended March 31, 2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)			(In thousands)
Assets
Loans and covered loans	$8,487,458	$109,274	5.22%	$7,899,864	$106,334	5.46%
Mortgaged-backed securities	3,070,002	18,143	2.40	3,305,428	21,071	2.59
Cash & Investments	1,688,076	4,814	1.16	1,915,724	4,540	0.96
FHLB & FRB stock	154,342	399	1.05	170,945	406	0.96

Total interest-earning assets	13,399,878	132,630	4.01%	13,291,961	132,351	4.04%
Other assets	1,150,996			1,101,299
Total assets	$14,550,874			$14,393,260

Liabilities and Equity
Customer accounts	$10,659,570	$12,574	0.48%	$10,355,866	$14,780	0.58%
FHLB advances	1,830,000	16,176	3.58	1,930,000	16,935	3.56
Other borrowings	—	—	—	—	—	—

Total interest-bearing liabilities	12,489,570	28,750	0.93%	12,285,866	31,715	1.05%
Other liabilities	114,628			126,711
Total liabilities	12,604,198			12,412,577
Stockholder's equity	1,946,676			1,980,683

Total liabilities and equity	$14,550,874			$14,393,260

Net interest income		$103,880			$100,636

Net interest margin			3.10%			3.03%
As of March 31, 2015, total assets had declined by $145,022,000 to $14,611,019,000 from $14,756,041,000 at September 30, 2014. For the quarter ended March 31, 2015, compared to the quarter ended September 30, 2014, loans (including covered loans) increased $234,195,000 or 2.81%. Investment securities decreased $361,020,000, or 7.85%.
Cash and cash equivalents of $675,064,000 and stockholders’ equity of $1,968,140,000 as of March 31, 2015 provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s net worth at March 31, 2015 was $1,968,140,000, or 13.47% of total assets. This was a decrease of $5,143,000 from September 30, 2014 when net worth was $1,973,283,000, or 13.40% of total assets. The Company’s net worth was impacted in the six months ended March 31, 2015 by net income of $78,768,000, the payment of $26,806,000 in cash dividends, treasury stock purchases of $77,355,000, as well as an increase in other comprehensive income of $2,777,000.
Management believes this strong net worth position will help the Company manage its inherent risks and resultant profitability and provide the capital support needed for controlled growth in a regulated environment. To be categorized as well capitalized, Washington Federal must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Actual		Capital Adequacy Guidelines		Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(In thousands)
March 31, 2015
Total capital (to risk-weighted assets)
The Company	$1,752,575	21.31%	$658,080	8.00%	NA	NA
The Bank	1,745,636	21.23%	657,806	8.00%	$822,258	10.00%
Tier I capital (to risk-weighted assets)
The Company	1,648,859	20.04%	493,560	6.00%	NA	NA
The Bank	1,641,962	19.97%	493,355	6.00%	657,806	8.00%
Tier I Capital (to average assets)
The Company	1,648,859	11.57%	570,284	4.00%	NA	NA
The Bank	1,641,962	11.52%	570,201	4.00%	712,751	5.00%
Common Equity Tier I Capital
The Company	1,648,859	11.57%	641,569	4.50%	NA	NA
The Bank	1,641,962	11.52%	641,476	4.50%	926,576	6.50%

September 30, 2014
Total capital (to risk-weighted assets)
The Company	1,739,658	23.97%	580,671	8.00%	NA	NA
The Bank	1,750,179	24.11%	580,772	8.00%	725,965	10.00%
Tier I capital (to risk-weighted assets)
The Company	1,648,199	22.71%	290,335	4.00%	NA	NA
The Bank	1,658,704	22.85%	290,386	4.00%	435,579	6.00%
Tier I Capital (to average assets)
The Company	1,648,199	11.39%	578,804	4.00%	NA	N/A
The Bank	1,658,704	11.46%	578,816	4.00%	723,520	5.00%
In July 2013, federal banking agencies released new regulatory capital rules which became effective January 1, 2015. These new rules raise the minimum capital ratios and establish new criteria for regulatory capital. New minimum capital ratios for four measures are established. The common equity Tier 1 Capital Ratio is new; it recognizes common equity as the highest form of capital. The denominator for all except the leverage ratio is risk weighted assets. The new rules also sets forth a “capital conservation buffer” of up to 2.5%. In the event that a bank’s capital levels fall below minimum ratios plus these buffers, restrictions can be placed on the bank by regulators. These restrictions include reducing dividend payments, share-backs, and staff bonus payments. The purpose of these buffers is to require banks to build up capital outside of periods of stress that can be drawn down during periods of stress. As a result, even during periods where losses are incurred, the minimum capital ratios can still be met.
The new capital rules detail a phase-in period for the new minimum ratios and the capital buffers, before the full minimum ratios take effect in 2019. There are also new standards for Adequate and Well Capitalized criteria that are used for “Prompt Corrective Action” purposes. These new standards are indicated in the table above. The Company has calculated its capital ratios using the new rules as of March 31, 2015. This did not have a material impact on its consolidated financial statements.
The Company's cash and cash equivalents amounted to $675,064,000 at March 31, 2015, a decrease from $781,843,000 at September 30, 2014. The Company continues to hold higher than normal amounts of liquidity due to concern about potentially rising interest rates. Additionally, see "Interest Rate Risk" above and the "Statement of Cash Flows" included in the financial statements.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

CHANGES IN FINANCIAL CONDITION
Available-for-sale and held-to-maturity securities: Available-for-sale securities decreased $292,536,000, or 9.6%, during the six months ended March 31, 2015, due to prepayments, calls and maturities which were partially offset by the purchase of $163,126,000 of available-for-sale securities. There were no available-for-sale securities sold during the six months ended March 31, 2015. During the same period, there were no held-to-maturity securities purchased or sold. As of March 31, 2015, the Company had net unrealized gains on available-for-sale securities and long term borrowing hedges of $23,485,000, net of tax, which were recorded as part of other comprehensive income. This includes a net unrealized gain of $29,495,000 on available for sale securities and a net unrealized loss of $6,010,000 on long term borrowing hedges.
Loans receivable: During the six months ended March 31, 2015, the balance of net loans receivable increased to $8,420,988,000 compared to $8,148,322,000 at September 30, 2014. This increase includes net loan activity (originations less principal payments and maturities) for non-covered loans of $128,057,000 and loan purchases of $146,832,000. During the six month period, $18,991,000 of non-covered loans were transferred to REO.
Covered loans: As of March 31, 2015, FDIC covered loans decreased 21.8%, or $38,471,000 to $138,005,000, compared to September 30, 2014 due primarily to $50,257,000 of net principal payments, maturities and transfers to REO which were partially offset by $11,786,000 in accretable yield.
The FDIC loss share coverage for the acquired commercial loans will expire during fiscal year 2015. The FDIC loss share coverage for single family residential loans will continue for another five years. There are $83,077,000 of covered assets from the former Horizon Bank that will lose their FDIC loss share coverage after March 31, 2015. Including these loans as of March 31, 2015, the NPA ratio would rise from 0.98% to 1.05% and the delinquency rate would rise to 1.20% from 1.14%. There are also $53,181,000 of covered assets from the former Home Valley Bank as of March 31, 2015 that will lose their FDIC loss share coverage as of September 30, 2015. If all FDIC loss share coverage had expired as of March 31, 2015, the NPA ratio would increase from 0.98% to 1.22% and the delinquency rate would rise from 1.14% to 1.31%.
The following table shows the loan portfolio by category for the last three quarters.

Loan Portfolio by Category *	March 31, 2015		December 31, 2014		September 30, 2014
Non-Acquired loans	(In thousands)
Single-family residential	$5,535,104	61.4%	$5,608,208	63.9%	$5,560,203	64.1%
Construction - speculative	163,657	1.8	152,450	1.7	140,060	1.6
Construction - custom	370,693	4.1	377,561	4.3	385,824	4.5
Land - acquisition & development	105,058	1.2	84,000	1.0	77,832	0.9
Land - consumer lot loans	102,082	1.2	104,492	1.2	108,623	1.3
Multi-family	1,010,003	11.2	977,752	11.2	917,286	10.6
Commercial real estate	741,137	8.2	597,436	6.8	591,336	6.9
Commercial & industrial	408,358	4.6	391,327	4.5	379,226	4.4
HELOC	120,901	1.3	118,047	1.3	116,042	1.4
Consumer	218,680	2.5	126,929	1.4	132,590	1.5
Total non-acquired loans	8,775,673	97.5	8,538,202	97.3	8,409,022	97.2
Non-impaired acquired loans
Single-family residential	10,977	0.1	11,163	0.1	11,716	0.1
Land - acquisition & development	728	—	872	—	905	—
Land - consumer lot loans	2,476	—	2,496	—	2,507	—
Multi-family	2,912	—	2,954	—	2,999	—
Commercial real estate	87,313	1.0	92,133	1.0	97,898	1.1
Commercial & industrial	55,659	0.6	58,836	0.7	51,386	0.6
HELOC	6,700	0.1	7,749	0.1	8,274	0.1
Consumer	2,794	—	4,369	—	5,670	0.1
Total non-impaired acquired loans	169,559	1.8	180,572	1.9	181,355	2.0

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit-impaired acquired loans
Single-family residential	322	—	323	—	325	—
Land - acquisition & development	1,395	—	1,533	—	1,622	—
Commercial real estate	56,727	0.6	60,287	0.7	63,723	0.7
Commercial & industrial	2,190	—	3,255	—	3,476	—
HELOC	8,838	0.1	9,202	0.1	10,139	0.1
Consumer	51	—	54	—	55	—
Total credit-impaired acquired loans	69,523	0.7	74,654	0.8	79,340	0.8
Total Loans
Single-family residential	5,546,403	61.5	5,619,694	64.0	5,572,244	64.2
Construction - speculative	163,657	1.8	152,450	1.7	140,060	1.6
Construction - custom	370,693	4.1	377,561	4.3	385,824	4.5
Land - acquisition & development	107,181	1.2	86,405	1	80,359	0.9
Land - consumer lot loans	104,558	1.2	106,988	1.2	111,130	1.3
Multi-family	1,012,915	11.2	980,706	11.2	920,285	10.6
Commercial real estate	885,177	9.8	749,856	8.5	752,957	8.7
Commercial & industrial	466,207	5.2	453,418	5.2	434,088	5.0
HELOC	136,439	1.5	134,998	1.5	134,455	1.6
Consumer	221,525	2.5	131,352	1.4	138,315	1.6
Total Loans	9,014,755	100%	8,793,428	100%	8,669,717	100%
Less:
Allowance for probable losses	108,323		108,700		112,347
Loans in process	426,836		370,655		346,172
Discount on acquired loans	20,845		22,535		25,391
Deferred net origination fees	37,763		37,621		37,485
	593,767		539,511		521,395
	$8,420,988		$8,253,917		$8,148,322
 ____________________
* Excludes covered loans
Non-performing assets (excludes discounted acquired assets): NPAs decreased during the quarter ended March 31, 2015 to $143,223,000 from $147,311,000 at September 30, 2014, a 2.8% decrease. The decrease is due to improving credit conditions and credit quality. Non-performing assets as a percentage of total assets was 0.98% at March 31, 2015 compared to 1.00% at September 30, 2014. This level of NPAs is slightly higher than the 0.96% average in the Company's 29+ year history as a public company. Including the covered assets from the Horizon Bank acquisition in 2010 that will not be covered after March 31, 2015, the NPAs would amount to $153,202,000 or 1.05% of total assets.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth information regarding restructured and non-accrual loans and REO held by the Company at the dates indicated.

	March 31, 2015		September 30, 2014
	(In thousands)
Restructured loans:
Single-family residential	$290,950	85.6%	$323,732	86.3%
Construction - speculative	6,408	1.9	7,360	2.0
Land - acquisition & development	4,179	1.2	4,737	1.3
Land - consumer lot loans	12,501	3.7	13,002	3.5
Multi - family	3,862	1.1	5,243	1.4
Commercial real estate	20,673	6.1	19,140	5.1
HELOC	1,394	0.4	1,486	0.4
Consumer	122	—	43	—
Total restructured loans (1)	$340,089	100%	$374,743	100%

Non-accrual loans:
Single-family residential	$59,948	79.0%	$74,067	84.8%
Construction - speculative	1,152	1.5	1,477	1.7
Land - acquisition & development	—	—	811	0.9
Land - consumer lot loans	2,246	3.0	2,637	3.0
Multi-family	—	—	1,742	2.0
Commercial real estate	5,735	7.6	5,106	5.8
Commercial & industrial	5,018	6.6	7	—
HELOC	1,175	1.5	795	0.9
Consumer	576	0.8	789	0.9
Total non-accrual loans (2)	75,850	100%	87,431	100%
Total REO (3)	63,305		55,072
Total REHI (3)	4,068		4,808
Total non-performing assets	$143,223		$147,311
Total non-performing assets and performing restructured loans as a percentage of total assets	3.22%		3.37%

(1) Restructured loans were as follows:
Performing	$327,387	96.3%	$350,653	93.6%
Non-performing (included in non-accrual loans above)	12,702	3.7	24,090	6.4
	$340,089	100%	$374,743	100%

(2)
The Company recognized interest income on nonaccrual loans of approximately $4,220,000 in the six months ended March 31, 2015. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $3,108,000 for the six months ended March 31, 2015. The recognized interest income may include more than six months of interest for some of the loans that were brought current. In addition to the nonaccrual loans reflected in the above table, the Company had $77,912,000 of loans that were less than 90 days delinquent at March 31, 2015 but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company’s ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 3.75% at March 31, 2015.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

(3)	Total REO and REHI includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans. Includes net exposure to covered REO.
Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Company about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 85.6% of restructured loans as of March 31, 2015. The concession for these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period.
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

	March 31, 2015			September 30, 2014
	Amount	Loans to Total Loans (1)	Coverage Ratio (2)	Amount	Loans to Total Loans (1)	Coverage Ratio (2)
	(In thousands)			(In thousands)
Single-family residential	$54,762	66.0%	1.0%	$62,763	65.6%	1.1%
Construction - speculative	5,445	1.3	5.2	6,742	1.7	5.2
Construction - custom	968	2.4	0.5	1,695	4.6	0.5
Land - acquisition & development	7,405	1.1	8.2	5,592	0.9	7.2
Land - consumer lot loans	3,035	1.2	3.0	3,077	1.3	2.8
Multi-family	4,673	11.2	0.5	4,248	10.9	0.5
Commercial real estate	6,734	7.5	1.1	7,548	7.0	1.3
Commercial & industrial	21,146	5.3	4.8	16,527	5.0	4.6
HELOC	850	1.4	0.7	928	1.4	0.9
Consumer	3,305	2.6	1.5	3,227	1.6	2.4
	$108,323	100%		$112,347	100%

(1)	Represents the total amount of the loan category as a % of total gross loans, excluding non-acquired and non-covered loans outstanding not subject to the allowance for loan loss.

(2)
Represents the allocated allowance of the loan category as a % of total gross loans, excluding non-acquired and non-covered loans outstanding not subject to the allowance for loan loss, for the same loan category.

Real Estate Held for Sale: Real estate held for sale increased during the six months ended March 31, 2015 by $5,750,000 to $60,822,000. This includes upward net market value adjustments from prior period corrections of $8,164,000 that were made in the prior quarter which were partially offset by a net decline in balances due to current period activities.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Receivable: Interest receivable decreased by $11,678,000 as compared to September 30, 2014, primarily as a result of the correction for the over-accrual of interest income of $8,872,000 that was made in the prior quarter that had accumulated since fiscal 2011 and was detected during this fiscal year. Management believes this error and its correction had no material impact to any prior reporting period.

Bank Owned Life Insurance: The Company purchased $100,000,000 in bank-owned life insurance, with a pro forma 2015 pre-tax equivalent yield of 5.14%, in the quarter ended December 31, 2014 to assist in funding the growth of employee benefit costs.

Customer accounts: Customer accounts decreased $24,303,000, or 0.2%, to $10,692,625,000 at March 31, 2015 compared with $10,716,928,000 at September 30, 2014.
The following table shows the composition of the Bank’s customer accounts by deposit type as of the dates shown:

	March 31, 2015			September 30, 2014
	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate
	(In thousands)			(In thousands)
Non-interest checking	$922,589	8.6%	—%	$883,601	8.2%	—%
Interest checking	1,574,294	14.8	0.06%	1,447,569	13.5	0.09%
Savings (passbook/stmt)	663,863	6.2	0.10%	622,546	5.8	0.10%
Money Market	2,547,051	23.8	0.14%	2,536,971	23.7	0.18%
CD’s	4,984,828	46.6	0.92%	5,226,241	48.8	0.92%
Total	$10,692,625	100%	0.48%	$10,716,928	100%	0.51%
FHLB advances and other borrowings: Total borrowings were $1,830,000,000 as of March 31, 2015 which is lower than the balance as of September 30, 2014 by $100,000,000 due to repayment of a FHLB advance with a maturity date in September 2015, resulting in a prepayment penalty of $2,600,000.
The Bank has a credit line with the FHLB of Seattle equal to 50% of total assets, providing a substantial source of liquidity if needed. FHLB advances are collateralized as provided for in the Advances, Pledge and Security Agreement by all FHLB stock owned by the Bank, deposits with the FHLB and certain mortgages or deeds of trust securing such properties as provided in the agreements with the FHLB. On June 1, 2015, the FHLB of Seattle will be merged into the FHLB of Des Moines to create a larger, financially stronger, member-owned cooperative. The resulting institution will be headquartered in Des Moines with a smaller presence maintained in Seattle for members of the former Seattle Bank. This merger will benefit Washington Federal due to the return of excess FHLB stock and projected improvements in the cash dividends on the remaining activity based stock that will be required.

RESULTS OF OPERATIONS
Net Income: The quarter ended March 31, 2015 produced net income of $40,361,000 compared to $38,657,000 for the same quarter one year ago. For the six months ended March 31, 2015, net income totaled $78,768,000 compared to $78,893,000 for the same period one year ago. Net income for the quarter and six months ended March 31, 2015 benefited from higher net interest income and overall lower credit costs, which included the reversal of loan loss provision and net gains rather than losses on real estate acquired through foreclosure for the six month period. Some of this benefit was offset by higher other expenses during these periods. Please see related discussion below about these changes.
Net Interest Income: For the quarter and six months ended March 31, 2015, net interest income was higher by $3,244,000 and $7,117,000 for the same periods in the prior year, respectively. The increase was driven by an increase in average earning assets of $107,917,000 since March 31, 2014. The net interest margin increased to 3.10% from 3.03% in the same quarter of the prior year as the decline in the yield on interest earning assets of 3 basis points has been less than the decline in the cost of funds of 12 basis points.

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
Rate / Volume Analysis:

	Comparison of Quarters Ended 3/31/15 and 3/31/14			Comparison of Six months Ended 3/31/15 and 3/31/14
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income:
Loans and covered loans	$7,511	$(4,571)	$2,940	$14,603	$(10,597)	$4,006
Mortgaged-backed securities	(1,749)	(1,180)	(2,929)	(1,325)	(1,797)	(3,122)
Investments (1)	(363)	631	268	998	423	1,421
All interest-earning assets	5,399	(5,120)	279	14,276	(11,971)	2,305
Interest expense:
Customer accounts	431	(2,637)	(2,206)	2,081	(6,342)	(4,261)
FHLB advances and other borrowings	(759)	—	(759)	(1,482)	931	(551)
All interest-bearing liabilities	(328)	(2,637)	(2,965)	599	(5,411)	(4,812)
Change in net interest income	$5,727	$(2,483)	$3,244	$13,677	$(6,560)	$7,117
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB & FRB stock
Provision (Reversal) for Loan Losses: The provision for loan losses amounted to a reversal of $3,949,000 and $9,449,000 for the quarter and six months ended March 31, 2015, respectively, as compared to a provision of $4,336,000 and $8,936,000 for the quarter and six months ended March 31, 2014, respectively. The reversal of provision for loan losses in the recent quarter quarter and six month period, are the result of the continued improvement of the Company's loan portfolio. The Company had net recoveries of $3,123,000 for the quarter ended March 31, 2015, compared with $1,523,000 of net recoveries for the same quarter one year ago. The improvement in the provision for loan losses is in response to three primary factors: first, the amount of NPAs improved year-over-year; second, non-accrual loans as a percentage of net loans decreased from 1.30% at March 31, 2014, to 0.91% at March 31, 2015; and third, the percentage of loans 30 days or more delinquent decreased from 1.57% at March 31, 2014, to 1.14% at March 31, 2015.
Non-performing assets amounted to $143,223,000, or 0.98%, of total assets at March 31, 2015, compared to $174,789,000, or 1.22% of total assets at March 31, 2014. Non-accrual loans decreased from $100,198,000 at March 31, 2014, to $75,850,000 at March 31, 2015, a 24.3% decrease. Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $110,221,000, or 1.22% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio. See Note E for further discussion and analysis of the allowance for loan losses for the quarter ended March 31, 2015.
Other Income: For the quarter and six months ended March 31, 2015, total other income was $10,841,000 and $16,221,000 compared to $6,702,000 and $12,490,000 for the quarter and six months ended March 31, 2014 . Deposit fee income was $5,405,000 and $11,383,000 for the quarter and six months ended March 31, 2015 compared to $3,381,000 and $5,084,000 for the quarter and six months ended March 31, 2014. The increase was primarily due to the increase in branches and customers obtained through acquisitions during fiscal 2014. Loan fee income of $2,048,000 and $4,112,000 for the quarter and six months ended March 31, 2015 was also higher than the same quarter and six months of the prior year.
The remaining other income was $3,388,000 in the current quarter compared to $1,997,000 in the same quarter of the prior year. For the six months ended March 31, 2015, it was $726,000 compared to $4,036,000 in the same period of the prior year. This decrease was due primarily to four unusual items in the quarter ending December 31, 2014. First, Management corrected an over-accrual of interest income on loans of $8,872,000 that had accumulated since fiscal 2011 and was detected during the current fiscal year. Second, there was an upward net market value adjustment of REO of $8,164,000 which was a correction from prior periods. Management believes that these errors and their corrections were not material to any reporting period.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third, there was a prepayment charge of $2,600,000 on a $100,000,000 Federal Home Loan Bank advance that was accruing interest at 4% and scheduled to mature in September 2015. The prepayment charge will be offset by a corresponding reduction in interest expense over the remaining nine months of the fiscal year. Fourth, Management recorded a $2,000,000 FDIC indemnification asset write-down related to the commercial loans acquired from Horizon Bank in 2010. The portion of that agreement related to commercial loans expired on March 31, 2015.
Other Expense: The quarter ended March 31, 2015 produced total other expense of $57,324,000 compared to $52,059,000 for the same quarter one year ago, a 10.1% increase. This increase was driven primarily by an increase in employees as well as occupancy, product delivery and marketing expenses related to branch acquisitions from Bank of America during the 2014 fiscal year. FDIC insurance premiums are lower by $387,000 this quarter due to improvements in credit quality.
Total other expense for the quarters ended March 31, 2015 and 2014 equaled 1.58% and 1.45%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 1,865 and 1,846 at March 31, 2015 and 2014, respectively. Higher staff and occupancy expense were both due to an increase in the number of branches from 231 as of March 31, 2014 to 247 as of March 31, 2015.
Gain (Loss) on Real Estate Acquired Through Foreclosure: Gains (losses) recognized on real estate acquired through foreclosure was a net gain of $1,473,000 and $1,788,000 for the quarter and six months ended March 31, 2015, respectively, as compared to a net gain of $553,000 and a net loss of $1,398,000 for the quarter and six month periods one year ago, respectively. The table below indicates some of the activity in the gain (loss) on real estate acquired through foreclosure in the periods indicated above.

	Quarter Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(In thousands)		(In thousands)

Net Gain on Sale	$2,888	$2,362	$5,476	$4,695
REO Writedowns	(720)	(879)	(1,537)	(3,098)
REO Operating Expenses	(695)	(930)	(2,151)	(2,995)
Gain (loss) on real estate acquired through foreclosure, net	$1,473	$553	$1,788	$(1,398)
Taxes: Income taxes increased to $22,458,000 for the quarter ended March 31, 2015, as compared to $21,511,000 for the same period one year ago. Income taxes for the six months ended March 31, 2015 were $43,828,000 which was similar to the six months ended March 31, 2014 as income before taxes was similar. The effective tax rate for both the quarters and six months ended March 31, 2015 and March 31, 2014 was 35.75%. The Company expects an effective tax rate of 35.75% going forward.

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

Item 4.        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management has evaluated, with the participation of the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on the evaluation, the Company’s President and Chief Executive Officer along with the Company’s Senior Vice President and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the 2014 Form 10-K for the year ended September 30, 2014. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2015 to January 31, 2015	1,191,000	$20.84	1,191,000	2,735,287
February 1, 2015 to February 28, 2015	311,070	20.76	311,070	2,424,217
March 1, 2015 to March 31, 2015	997,948	21.79	997,948	1,426,269
Total	2,500,018	$21.21	2,500,018	1,426,269
 ___________________

(1)
The Company's only stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 41,956,264 shares have been authorized for repurchase.

Item 3.        Defaults Upon Senior Securities
Not applicable

Item 4.        Mine Safety Disclosures
Not applicable

Item 5.        Other Information
Not applicable

Item 6.        Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer

	31.2	Section 302 Certification by the Chief Financial Officer

	32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

	101	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2015	/S/ ROY M. WHITEHEAD
ROY M. WHITEHEAD Chairman, President and Chief Executive Officer

May 8, 2015	/S/ DIANE L. KELLEHER
DIANE L. KELLEHER Senior Vice President and Chief Financial Officer