Form 10-Q
period 2015-06-30
WASHINGTON FEDERAL INC
filed 2015-08-07
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at August 6, 2015
Common stock, $1.00 par value	93,982,148

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	June 30, 2015	September 30, 2014
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$349,550	$781,843
Available-for-sale securities, at fair value	2,624,374	3,049,442
Held-to-maturity securities, at amortized cost	1,586,514	1,548,265
Loans receivable, net	8,645,609	8,148,322
Covered loans, net	77,311	176,476
Interest receivable	39,550	52,037
Premises and equipment, net	267,835	257,543
Real estate held for sale	55,491	55,072
Real estate held for investment	4,336	4,808
Covered real estate held for sale	4,434	24,082
FDIC indemnification asset	18,783	36,860
FHLB and FRB stock	103,189	158,839
Bank owned life insurance	101,720	—
Intangible assets, net	300,109	302,909
Federal and state income tax assets, net	11,286	16,515
Other assets	180,405	143,028
	$14,370,496	$14,756,041
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$5,696,536	$5,490,687
Time deposit accounts	4,881,849	5,226,241
	10,578,385	10,716,928
FHLB advances	1,730,000	1,930,000
Advance payments by borrowers for taxes and insurance	30,656	29,004
Accrued expenses and other liabilities	72,334	106,826
	12,411,375	12,782,758
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 133,688,179 and 133,322,909 shares issued; 93,982,148 and 98,404,705 shares outstanding	133,688	133,323
Paid-in capital	1,643,243	1,638,211
Accumulated other comprehensive income, net of taxes	10,977	20,708
Treasury stock, at cost; 39,706,031 and 34,918,204 shares	(628,157)	(525,108)
Retained earnings	799,370	706,149
	1,959,121	1,973,283
	$14,370,496	$14,756,041
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
INTEREST INCOME
Loans and covered assets	$107,250	$108,089	$324,817	$321,650
Mortgage-backed securities	16,995	20,507	54,313	60,947
Investment securities and cash equivalents	5,055	6,415	16,084	16,023
	129,300	135,011	395,214	398,620
INTEREST EXPENSE
Customer accounts	12,485	14,238	38,504	44,517
FHLB advances and other borrowings	16,250	17,494	50,082	51,877
	28,735	31,732	88,586	96,394
Net interest income	100,565	103,279	306,628	302,226
Reversal of provision for loan losses	(1,932)	(3,000)	(11,381)	(11,936)
Net interest income after reversal of provision for loan losses	102,497	106,279	318,009	314,162

OTHER INCOME
Gain on sale of investments	9,639	—	9,639	—
Prepayment penalty on long-term debt	(7,941)	—	(10,554)	—
Loan fee income	1,915	2,297	6,028	5,668
Deposit fee income	5,156	4,036	16,538	9,120
Other income	3,042	1,739	6,380	5,774
	11,811	8,072	28,031	20,562

OTHER EXPENSE
Compensation and benefits	29,824	28,946	89,453	81,908
Occupancy	8,492	7,468	24,866	21,864
FDIC insurance premiums	2,377	2,978	5,431	8,679
Information technology	3,783	3,505	11,695	10,365
Product delivery	6,175	4,577	17,222	9,961
Other expense	6,068	5,819	18,975	16,694
	56,719	53,293	167,642	149,471

Gain (loss) on real estate acquired through foreclosure, net	3,188	(2,056)	4,976	(3,454)
Income before income taxes	60,777	59,002	183,374	181,799
Income tax provision	21,727	21,092	65,556	64,996
NET INCOME	$39,050	$37,910	$117,818	$116,803

PER SHARE DATA
Basic earnings	$0.41	$0.38	$1.22	$1.15
Diluted earnings	0.41	0.37	1.22	1.14
Dividends paid on common stock per share	0.13	0.10	0.41	0.30
Basic weighted average number of shares outstanding	94,466,524	100,979,219	96,335,777	101,777,112
Diluted weighted average number of shares outstanding, including dilutive stock options	94,904,262	101,393,936	96,726,085	102,234,350
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Net income	$39,050	$37,910	$117,818	$116,803

Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sale securities	(35,001)	22,026	(21,378)	28,527
Reclassification adjustment of net gain (loss) from sale
of available-for-sale securities included in net income	9,639	—	9,639	—
Related tax benefit (expense)	9,320	(8,095)	4,314	—
	(16,042)	13,931	(7,425)	28,527

Net unrealized gain (loss) on long-term borrowing hedge	5,587	—	(3,646)	—
Related tax benefit (expense)	(2,053)	—	1,340	(10,484)
	3,534	—	(2,306)	(10,484)

Other comprehensive income (loss) net of tax	(12,508)	13,931	(9,731)	18,043
Comprehensive income	$26,542	$51,841	$108,087	$134,846
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
			(In thousands)
Balance at October 1, 2014	$133,323	$1,638,211	$706,149	$20,708	$(525,108)	$1,973,283
Net income			117,818			117,818
Other comprehensive income (loss)				(9,731)		(9,731)
Dividends on common stock			(24,597)			(24,597)
Compensation expense related to common stock options		900				900
Proceeds from exercise of common stock options	106	1,570				1,676
Restricted stock expense	259	2,562				2,821
Treasury stock acquired					(103,049)	(103,049)
Balance at June 30, 2015	$133,688	$1,643,243	$799,370	$10,977	$(628,157)	$1,959,121

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
			(In thousands)
Balance at October 1, 2013	$132,573	$1,625,051	$594,450	$6,378	$(420,817)	$1,937,635
Net income			116,803			116,803
Other comprehensive income (loss)				18,043		18,043
Dividends on common stock			(31,393)			(31,393)
Compensation expense related to common stock options		900				900
Proceeds from exercise of common stock options	759	9,599				10,358
Restricted stock expense	—	2,520				2,520
Treasury stock acquired					(64,231)	(64,231)
Balance at June 30, 2014	$133,332	$1,638,070	$679,860	$24,421	$(485,048)	$1,990,635

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$117,818	$116,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,075	8,467
Cash received from (paid to) FDIC under loss share	(714)	949
Stock option compensation expense	900	900
Reversal of provision for loan losses	(11,381)	(11,936)
(Gain) loss on investment securities and real estate held for sale	(25,817)	598
Prepayment penalty from repayment of borrowings	10,554	—
Decrease (increase) in accrued interest receivable	12,487	(2,174)
Decrease (increase) in FDIC loss share receivable	1,795	(2,029)
Decrease in federal and state income tax	10,883	8,258
Increase in cash surrender value in bank owned life insurance	(1,720)	—
Increase in other assets	(37,376)	(14,514)
Decrease in accrued expenses and other liabilities	(23,738)	(10,487)
Net cash provided by operating activities	72,766	94,835
CASH FLOWS FROM INVESTING ACTIVITIES
Net loan originations	(204,527)	(329,076)
Loans purchased	(183,406)	—
FHLB & FRB stock redemption	55,649	9,952
Available-for-sale securities purchased	(329,490)	(1,080,476)
Principal payments and maturities of available-for-sale securities	502,561	363,103
Proceeds on available-for-sale securities sold	244,749	—
Held-to-maturity securities purchased	(249,382)	—
Principal payments and maturities of held-to-maturity securities	207,954	68,981
Net cash received from acquisitions	—	1,776,660
Proceeds from sales of real estate owned and held for investment	45,603	49,550
Proceeds from sales of covered REO	17,474	17,216
Purchase of bank owned life insurance	(100,000)	—
Premises and equipment purchased and REO improvements	(24,582)	(35,647)
Net cash provided by (used in) investing activities	(17,397)	840,263
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in customer accounts	(138,390)	(178,161)
Repayments of borrowings	(210,554)	—
Proceeds from exercise of common stock options and related tax benefit	1,676	10,358
Dividends paid on common stock	(38,997)	(31,393)
Treasury stock purchased	(103,049)	(64,231)
Increase (decrease) in advance payments by borrowers for taxes and insurance	1,652	(13,930)
Net cash used in financing activities	(487,662)	(277,357)
Increase (decrease) in cash and cash equivalents	(432,293)	657,741
Cash and cash equivalents at beginning of period	781,843	203,563
Cash and cash equivalents at end of period	$349,550	$861,304
(CONTINUED)
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

	Nine Months Ended June 30,
	2015	2014
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Non-covered real estate acquired through foreclosure	$23,940	$32,818
Covered real estate acquired through foreclosure	1,892	6,163
Cash paid during the period for
Interest	88,511	97,485
Income taxes	48,096	54,072
The following summarizes the non-cash activities related to acquisitions
Fair value of assets and intangibles acquired, including goodwill	$—	$80,384
Fair value of liabilities assumed	—	(1,857,044)
Net fair value of assets (liabilities)	$—	$(1,776,660)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED JUNE 30, 2015 AND 2014
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
Off-Balance-Sheet Credit Exposures – The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance at June 30, 2015 and September 30, 2014, of $686,134,000 and $583,838,000, respectively. The Company estimates losses on off-balance-sheet credit exposures by allocating a loss percentage derived from historical loss factors for each asset class.
Reclassifications - Reclassification of Other Expenses into Product Delivery and Information Technology line items have been made to the financial statements for the quarters prior to September 30, 2014 to conform to current year classifications.

NOTE B - Acquisitions

There were no acquisitions completed during the nine months ended June 30, 2015. During the 2014 fiscal year, the Bank acquired seventy-four branches from Bank of America, National Association. Effective as of the close of business on October 31, 2013, the Bank completed the acquisition of eleven branches that are located in New Mexico. Effective as of the close of business on December 6, 2013, the Bank completed the acquisition of another forty branches that are located in Washington, Oregon, and Idaho. Effective as of the close of business on May 2, 2014, the Bank completed the acquisition of another twenty-three branches that are located in Arizona and Nevada. Management believes that these transactions represent a significant enhancement of our branch network. These transactions have brought new customers to the Bank and improved the deposit mix and reduced overall funding costs.

The combined acquisitions provided $1,853,798,000 in deposit accounts, $12,881,000 in loans, and $25,097,000 in branch properties. The Bank paid a 1.99% premium on the total deposits and received $1,776,660,000 in cash from the transactions. The acquisition method of accounting was used to account for the acquisitions. The purchased assets and assumed liabilities are recorded at their respective acquisition date estimated fair values. The Bank recorded $11,040,000 in core deposit intangible and $31,225,000 in goodwill related to these transactions.

The operating results include the operating results produced by the first eleven branches for the period from November 1, 2013 to June 30, 2015, for the additional forty branches from December 7, 2013 to June 30, 2015, and for the most recent twenty-three branches from May 3, 2014 to June 30, 2015.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

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

NOTE C – Dividends
On May 29, 2015, the Company paid its 129th consecutive quarterly cash dividend on common stock. Dividends per share were $.13 and $.10 for the quarters ended June 30, 2015 and 2014, respectively. The Company also announced the authorization of an additional 5 million shares that may be repurchased under Washington Federal's share repurchase program in May 2015.
On July 27, 2015, the Company announced its 130th consecutive quarterly cash dividend on common stock of $0.13 per share. The current dividend will be paid on August 21, 2015, to common shareholders of record on August 7, 2015. For the nine months ended June 30, 2015, the Company has repurchased 4.8 million shares or 4.9 percent of the shares that were outstanding at the beginning of the year at an average price of $21.52.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

NOTE D – Loans Receivable (excluding Covered Loans)

	June 30, 2015		September 30, 2014
	(In thousands)
Non-acquired loans
Single-family residential	$5,549,746	60.1%	$5,560,203	64.1%
Construction - speculative	181,668	2.0	140,060	1.6
Construction - custom	375,425	4.1	385,824	4.5
Land - acquisition & development	87,382	0.9	77,832	0.9
Land - consumer lot loans	102,495	1.1	108,623	1.3
Multi-family	1,089,682	11.8	917,286	10.6
Commercial real estate	808,539	8.7	591,336	6.9
Commercial & industrial	451,478	4.9	379,226	4.4
HELOC	122,870	1.3	116,042	1.4
Consumer	205,932	2.2	132,590	1.5
Total non-acquired loans	8,975,217	97.1	8,409,022	97.2
Non-impaired acquired loans
Single-family residential	12,895	0.1	11,716	0.1
Construction - speculative	—	—	—	—
Construction - custom	—	—	—	—
Land - acquisition & development	1,028	—	905	—
Land - consumer lot loans	2,472	—	2,507	—
Multi-family	3,692	—	2,999	—
Commercial real estate	102,089	1.1	97,898	1.1
Commercial & industrial	57,614	0.6	51,386	0.6
HELOC	6,414	0.1	8,274	0.1
Consumer	2,916	—	5,670	0.1
Total non-impaired acquired loans	189,120	1.9	181,355	2.0
Credit-impaired acquired loans
Single-family residential	6,288	0.1	325	—
Construction - speculative	—	—	—	—
Land - acquisition & development	1,842	—	1,622	—
Land - consumer lot loans	496	—	—	—
Multi-family	—	—	—	—
Commercial real estate	71,196	0.8	63,723	0.7
Commercial & industrial	3,881	—	3,476	—
HELOC	8,553	0.1	10,139	0.1
Consumer	108	—	55	—
Total credit-impaired acquired loans	92,364	1.0	79,340	0.8
Total loans
Single-family residential	5,568,929	60.3	5,572,244	64.2
Construction - speculative	181,668	2.0	140,060	1.6
Construction - custom	375,425	4.1	385,824	4.5
Land - acquisition & development	90,252	0.9	80,359	0.9
Land - consumer lot loans	105,463	1.1	111,130	1.3
Multi-family	1,093,374	11.8	920,285	10.6
Commercial real estate	981,824	10.6	752,957	8.7

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

Commercial & industrial	512,973	5.5	434,088	5.0
HELOC	137,837	1.5	134,455	1.6
Consumer	208,956	2.2	138,315	1.6
Total Loans	9,256,701	100%	8,669,717	100%
Less:
Allowance for probable losses	105,611		112,347
Loans in process	438,941		346,172
Discount on acquired loans	28,399		25,391
Deferred net origination fees	38,141		37,485
	611,092		521,395
	$8,645,609		$8,148,322

Changes in the carrying amount and accretable yield for acquired non-impaired and credit-impaired loans (excluding covered loans) for the nine months ended June 30, 2015 and June 30, 2014 were as follows:

June 30, 2015	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Net Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance as of beginning of period	$32,591	$57,771	$4,254	$177,440
Transfer from covered loans (2)	23,167	15,866	1,482	33,649
Additions	—	—	346	—
Accretion	(11,501)	11,501	(2,427)	2,427
Transfers to REO	—	(458)	—	—
Payments received, net	—	(18,140)	—	(27,556)
Balance as of end of period	$44,257	$66,540	$3,655	$185,960
(1) reclassification due to improvements in expected cash flows of the underlying loans
(2) reclassification from covered to non-covered due to expiration of loss share agreement

June 30, 2014	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Net Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance as of beginning of period	$37,236	$69,718	$4,977	$245,373
Reclassification from nonaccretable balance, net (1)	7,300	—	—	—
Accretion	(8,884)	8,884	(606)	606
Transfers to REO	—	(1,188)	—	(4,710)
Payments received, net	—	(17,616)	—	(48,988)
Balance as of end of period	$35,652	$59,798	$4,371	$192,281
(1) reclassification due to improvements in expected cash flows of the underlying loans.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

The following table sets forth information regarding non-accrual loans (excluding covered loans) held by the Company as of the dates indicated:

	June 30, 2015		September 30, 2014
	(In thousands)
Non-accrual loans:
Single-family residential	$56,638	86.7%	$74,067	84.8%
Construction - speculative	762	1.2	1,477	1.7
Construction - custom	355	0.5	—	—
Land - acquisition & development	—	—	811	0.9
Land - consumer lot loans	1,308	2.0	2,637	3.0
Multi-family	786	1.2	1,742	2.0
Commercial real estate	2,852	4.4	5,106	5.8
Commercial & industrial	1,205	1.8	7	—
HELOC	889	1.4	795	0.9
Consumer	513	0.8	789	0.9
Total non-accrual loans	$65,308	100%	$87,431	100%

The Company recognized interest income on nonaccrual loans of approximately $5,272,000 in the nine months ended June 30, 2015. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $2,421,000 for the nine months ended June 30, 2015. The recognized interest income may include more than nine months of interest for some of the loans that were brought current.

In addition to the nonaccrual loans reflected in the above table, the Company had $94,346,000 of loans that were less than 90 days delinquent at June 30, 2015 but which it had classified as substandard for one or more reasons.
The following tables provide an analysis of the age of loans (net of LIP and excluding covered loans) in past due status as of June 30, 2015 and September 30, 2014, respectively.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

June 30, 2015	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Non-acquired loans
Single-family residential	$5,546,941	$5,473,728	$14,525	$8,585	$50,103	$73,213	1.32%
Construction - speculative	117,711	117,711	—	—	—	—	—
Construction - custom	204,914	204,140	310	109	355	774	0.38
Land - acquisition & development	72,856	72,429	427	—	—	427	0.59
Land - consumer lot loans	102,436	99,717	595	85	2,039	2,719	2.65
Multi-family	1,013,745	1,012,704	—	421	620	1,041	0.10
Commercial real estate	697,960	696,678	421	57	804	1,282	0.18
Commercial & industrial	451,473	451,404	69	—	—	69	0.02
HELOC	122,874	121,836	401	62	575	1,038	0.84
Consumer	205,950	205,259	519	172	—	691	0.34
Total non-acquired loans	8,536,860	8,455,606	17,267	9,491	54,496	81,254	0.95

Non-impaired acquired loans
Single-family residential	12,895	12,872	—	—	23	23	0.18
Land - acquisition & development	1,028	1,028	—	—	—	—	—
Land - consumer lot loans	2,472	2,339	—	16	117	133	5.38
Multi-family	3,692	3,692	—	—	—	—	—
Commercial real estate	101,542	101,369	—	—	173	173	0.17
Commercial & industrial	57,612	57,574	—	—	38	38	0.07
HELOC	6,414	5,973	224	217	—	441	6.88
Consumer	2,897	2,491	48	—	358	406	14.01
Total non-impaired acquired loans	188,552	187,338	272	233	709	1,214	0.64

Credit-impaired acquired loans
Single-family residential	6,284	6,284	—	—	—	—	—
Land - acquisition & development	1,842	771	203	—	868	1,071	58.14
Land - consumer lot loans	495	495	—	—	—	—	NM
Commercial real estate	71,189	69,448	608	—	1,133	1,741	2.45
Commercial & industrial	3,881	3,058	—	—	823	823	21.21
HELOC	8,549	8,236	—	—	313	313	3.66
Consumer	108	108	—	—	—	—	—
Total credit-impaired acquired loans	92,348	88,400	811	—	3,137	3,948	4.28

Total Loans	$8,817,760	$8,731,344	$18,350	$9,724	$58,342	$86,416	0.98%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

September 30, 2014	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Non-acquired loans
Single-family residential	$5,557,753	$5,467,239	$15,926	$9,139	$65,449	$90,514	1.63%
Construction - speculative	87,035	87,035	—	—	—	—	—
Construction - custom	192,098	191,262	836	—	—	836	0.44
Land - acquisition & development	68,066	67,911	155	—	—	155	0.23
Land - consumer lot loans	108,589	104,571	1,246	304	2,468	4,018	3.70
Multi-family	892,196	891,372	205	16	603	824	0.09
Commercial real estate	529,453	513,409	67	15,118	859	16,044	3.03
Commercial & industrial	379,226	377,848	53	1,318	7	1,378	0.36
HELOC	116,262	115,262	335	292	373	1,000	0.86
Consumer	132,686	131,642	654	262	128	1,044	0.79
Total non-acquired loans	8,063,364	7,947,551	19,477	26,449	69,887	115,813	1.44

Non-impaired acquired loans
Single-family residential	11,716	11,693	—	—	23	23	0.20
Land - acquisition & development	905	905	—	—	—	—	—
Land - consumer lot loans	2,502	2,132	—	370	—	370	14.79
Multi-family	2,999	2,999	—	—	—	—	—
Commercial real estate	97,715	96,948	104	—	663	767	0.78
Commercial & industrial	51,329	51,229	—	100	—	100	0.19
HELOC	8,056	8,056	—	—	—	—	—
Consumer	5,670	4,983	22	4	661	687	12.12
Total non-impaired acquired loans	180,892	178,945	126	474	1,347	1,947	1.08

Credit-impaired acquired loans
Single-family residential	325	325	—	—	—	—	—
Land - acquisition & development	1,581	1,581	—	—	—	—	—
Commercial real estate	63,713	61,713	152	909	939	2,000	3.14
Commercial & industrial	3,477	3,470	7	—	—	7	0.20
HELOC	10,138	9,641	—	75	422	497	4.90
Consumer	54	54	—	—	—	—	—
Total credit-impaired acquired loans	79,288	76,784	159	984	1,361	2,504	3.16

Total Loans	$8,323,544	$8,203,280	$19,762	$27,907	$72,595	$120,264	1.44%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

Most loans restructured in troubled debt restructurings ("TDRs") are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. As of June 30, 2015, 95.9% of the Bank's $321,481,000 in TDRs were classified as performing. Each request is individually evaluated for merit and likelihood of success. The concession for these loans is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of June 30, 2015, single-family residential loans comprised 85.7% of TDRs.

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

The following tables provide information related to loans that were restructured during the periods indicated:

	Quarter Ended June 30,
	2015			2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-family residential	8	$1,611	$1,611	48	$10,693	$10,693
Land - acquisition & development	—	—	—	3	756	756
Land - consumer lot loans	2	203	203	5	573	573
Commercial real estate	—	—	—	2	1,398	1,398
	10	$1,814	$1,814	58	$13,420	$13,420

	Nine Months Ended June 30,
	2015			2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-family residential	57	13,875	13,875	199	45,132	45,132
Construction - speculative	2	718	718	—	—	—
Construction - custom	2	532	532	—	—	—
Land - consumer lot loans	6	923	923	10	1,746	1,746
Multi-family	—	—	—	2	1,201	1,201
Commercial real estate	3	3,175	3,175	3	2,197	2,197
HELOC	—	—	—	1	261	261
Consumer	1	85	85	3	207	207
	71	$19,308	$19,308	221	$51,500	$51,500

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

The following tables provide information on restructured loans for which a payment default occurred during the periods indicated that had been modified as a TDR within 12 months or less of the payment default:

	Quarter Ended June 30,
	2015		2014
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Single-family residential	9	$1,594	17	$3,088
Land - consumer lot loans	2	301	1	69
Consumer	—	—	1	170
	11	$1,895	19	$3,327

	Nine Months Ended June 30,
	2015		2014
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Single-family residential	19	$3,329	42	$9,206
Land - consumer lot loans	7	991	4	445
Consumer	—	—	1	170
	26	$4,320	47	$9,821

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

NOTE E – Allowance for Losses on Loans
The following table summarizes the activity in the allowance for loan losses (excluding certain acquired and covered loans) for the three and nine months ended June 30, 2015 and 2014:

Three Months Ended June 30, 2015	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$54,762	$(1,698)	$3,878	$(4,938)	$52,004
Construction - speculative	5,445	—	—	488	5,933
Construction - custom	968	—	—	17	985
Land - acquisition & development	7,405	—	1	(1,634)	5,772
Land - consumer lot loans	3,035	(276)	187	53	2,999
Multi-family	4,673	—	—	362	5,035
Commercial real estate	6,734	(1,592)	230	1,896	7,268
Commercial & industrial	21,146	(2,106)	896	1,726	21,662
HELOC	850	(26)	1	39	864
Consumer	3,305	(853)	1,045	(408)	3,089
	$108,323	$(6,551)	$6,238	$(2,399)	$105,611

Three Months Ended June 30, 2014	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$63,348	$(2,530)	$4,717	$(3,175)	$62,360
Construction - speculative	6,773	—	$2	(388)	6,387
Construction - custom	1,599	—	—	79	1,678
Land - acquisition & development	6,027	—	85	843	6,955
Land - consumer lot loans	2,974	(86)	—	(26)	2,862
Multi-family	4,187	—	—	(46)	4,141
Commercial real estate	5,924	(32)	24	773	6,689
Commercial & industrial	20,403	(38)	4	(1,673)	18,696
HELOC	975	(18)	—	58	1,015
Consumer	2,721	(696)	787	555	3,367
	$114,931	$(3,400)	$5,619	$(3,000)	$114,150

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

Nine Months Ended June 30, 2015	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$62,763	$(4,801)	$10,553	$(16,511)	$52,004
Construction - speculative	6,742	(388)	$75	(496)	5,933
Construction - custom	1,695	—	—	(710)	985
Land - acquisition & development	5,592	(38)	206	12	5,772
Land - consumer lot loans	3,077	(363)	221	64	2,999
Multi-family	4,248	—	220	567	5,035
Commercial real estate	7,548	(1,619)	711	628	7,268
Commercial & industrial	16,527	(2,461)	948	6,648	21,662
HELOC	928	(26)	1	(39)	864
Consumer	3,227	(1,981)	2,394	(551)	3,089
	$112,347	$(11,677)	$15,329	$(10,388)	$105,611

Nine Months Ended June 30, 2014	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$64,184	$(7,307)	$15,631	$(10,148)	$62,360
Construction - speculative	8,407	(938)	$97	(1,179)	6,387
Construction - custom	882	—	—	796	1,678
Land - acquisition & development	9,165	(541)	823	(2,492)	6,955
Land - consumer lot loans	3,552	(559)	22	(153)	2,862
Multi-family	3,816	—	—	325	4,141
Commercial real estate	5,595	(105)	24	1,175	6,689
Commercial & industrial	16,614	(730)	3,277	(465)	18,696
HELOC	1,002	(18)	—	31	1,015
Consumer	3,524	(2,788)	2,871	(240)	3,367
	$116,741	$(12,986)	$22,745	$(12,350)	$114,150

The Company recorded a $1,932,000 reversal of the provision for loan losses during the quarter ended June 30, 2015, while a reversal of $3,000,000 was recorded for the same quarter one year ago. While the credit quality of the portfolio has been improving significantly and economic conditions are more favorable, the Company experienced two isolated charge-offs in the quarter ended June 30, 2015 that explain some of this reduction. The change in the current period was comprised of a reversal of $2,399,000 in allowance for loan losses and an increase in the reserve for unfunded commitments of $467,000. During the fiscal year ended September 30, 2014, there was a transfer of $2,910,000 from the general allowance to establish a reserve for unfunded commitments. Unfunded commitments are likely to be higher going forward as commercial loans are becoming a greater portion of balances. This reserve was $2,366,000 as of June 30, 2015.
Non-performing assets (“NPAs”) amounted to $128,883,000, or 0.90% of total assets at June 30, 2015, compared to $147,311,000, or 1.00%, of total assets as of September 30, 2014. Non-accrual loans decreased from $87,431,000 at September 30, 2014, to $65,308,000 at June 30, 2015.
Acquired loans, including covered loans, are not usually classified as non-performing because at acquisition, the carrying value of these loans is adjusted to reflect fair value. As of June 30, 2015, $33,573,000 in acquired loans were subject to the general allowance as the discount related to these balances was no longer sufficient to absorb potential losses.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

A loan is charged-off when the loss is estimable and it is confirmed that the borrower will not be able to meet its contractual obligations. The Company had net charge-offs of $313,000 for the quarter ended June 30, 2015 compared with $2,219,000 of net recoveries for the same quarter one year prior.
As of June 30, 2015, $105,611,000 of the allowance was calculated under the formulas contained in our general allowance methodology. As of September 30, 2014, $112,287,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $60,000 was made up of specific reserves on loans which were deemed to be impaired.
The following tables shows a summary of loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves as of June 30, 2015 and September 30, 2014:

June 30, 2015	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans (1)	Ratio	Allowance Allocation	Recorded Investment of Loans (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$52,004	$5,497,635	1.0%	$—	$49,305	—%
Construction - speculative	5,933	110,727	5.4	—	6,983	—
Construction - custom	985	204,914	0.5	—	—	—
Land - acquisition & development	5,772	68,234	8.5	—	3,237	—
Land - consumer lot loans	2,999	91,392	3.3	—	11,044	—
Multi-family	5,035	1,008,452	0.5	—	4,584	—
Commercial real estate	7,268	685,198	1.1	—	11,133	—
Commercial & industrial	21,662	484,902	4.5	—	—	—
HELOC	864	121,241	0.7	—	1,633	—
Consumer	3,089	205,862	1.5	—	89	—
	$105,611	$8,478,557	1.3%	$—	$88,008	—%

(1)	Excludes acquired loans with discounts sufficient to absorb potential losses and covered loans

September 30, 2014	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans (1)	Ratio	Allowance Allocation	Recorded Investment of Loans (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$62,067	$5,487,331	1.1%	$—	$72,869	—%
Construction - speculative	6,682	130,901	5.5	60	9,159	0.7
Construction - custom	1,695	385,464	0.5	—	360	—
Land - acquisition & development	5,592	73,999	7.6	—	3,833	—
Land - consumer lot loans	3,077	95,684	3.2	—	12,939	—
Multi-family	4,248	911,162	0.5	—	6,124	—
Commercial real estate	7,548	563,534	1.4	—	27,802	—
Commercial & industrial	17,223	421,816	4.6	—	—	—
HELOC	928	114,393	0.9	—	1,650	—
Consumer	3,227	132,590	2.4	—	—	—
	$112,287	$8,316,874	1.4%	$60	$134,736	—%
(1) Excludes acquired loans with discounts sufficient to absorb potential losses and covered loans

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
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

The following tables provide information on loans (net of LIP and excluding covered loans) based on credit quality indicators as defined above as of June 30, 2015 and September 30, 2014.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

June 30, 2015	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,456,628	$—	$90,313	$—	$—	$5,546,941
Construction - speculative	114,706	—	3,005	—	—	117,711
Construction - custom	204,914	—	—	—	—	204,914
Land - acquisition & development	67,726	—	5,130	—	—	72,856
Land - consumer lot loans	102,007	—	429	—	—	102,436
Multi-family	1,009,785	—	3,960	—	—	1,013,745
Commercial real estate	682,908	5,068	9,984	—	—	697,960
Commercial & industrial	411,925	965	38,583	—	—	451,473
HELOC	122,626	—	248	—	—	122,874
Consumer	205,950	—	—	—	—	205,950
	8,379,175	6,033	151,652	—	—	8,536,860

Non-impaired acquired loans
Single-family residential	12,872	—	23	—	—	12,895
Land - acquisition & development	651	—	377	—	—	1,028
Land - consumer lot loans	2,355	—	117	—	—	2,472
Multi-family	3,692	—	—	—	—	3,692
Commercial real estate	86,529	511	14,502	—	—	101,542
Commercial & industrial	54,243	1,228	2,141	—	—	57,612
HELOC	6,414	—	—	—	—	6,414
Consumer	2,484	—	413	—	—	2,897
	169,240	1,739	17,573	—	—	188,552

Credit-impaired acquired loans
Pool 1 - Construction and land A&D	6,655	—	2,305	—	—	8,960
Pool 2 - Single-family residential	320	—	—	—	—	320
Pool 3 - Multi-family	—	—	—	—	—	—
Pool 4 - HELOC & other consumer	8,598	—	638	—	—	9,236
Pool 5 - Commercial real estate	47,715	—	22,811	—	—	70,526
Pool 6 - Commercial & industrial	2,931	—	375	—	—	3,306
Total credit impaired acquired loans	66,219	—	26,129	—	—	92,348
Total gross loans	$8,614,634	$7,772	$195,354	$—	$—	$8,817,760

Total grade as a % of total gross loans	97.7%	0.1%	2.2%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

September 30, 2014	Internally Assigned Grade					Total
	Pass	Special mention	Substandard	Doubtful	Loss	Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,424,624	$2,793	$130,339	$—	$—	$5,557,756
Construction - speculative	81,931	—	5,104	—	—	87,035
Construction - custom	192,098	—	—	—	—	192,098
Land - acquisition & development	61,949	—	6,117	—	—	68,066
Land - consumer lot loans	107,979	—	610	—	—	108,589
Multi-family	887,639	—	4,556	—	—	892,195
Commercial real estate	495,892	1,971	31,441	—	—	529,304
Commercial & industrial	359,168	14,740	5,265	—	—	379,173
HELOC	115,794	—	248	—	—	116,042
Consumer	132,444	—	241	—	—	132,685
	7,859,518	19,504	183,921	—	—	8,062,943

Non-impaired acquired loans
Single-family residential	11,716	—	—	—	—	11,716
Land - acquisition & development	503	—	402	—	—	905
Land - consumer lot loans	2,502	—	—	—	—	2,502
Multi-family	2,999	—	—	—	—	2,999
Commercial real estate	88,940	2,571	6,353	—	—	97,864
Commercial & industrial	36,309	13,642	1,375	58	—	51,384
HELOC	8,274	—	—	—	—	8,274
Consumer	5,670	—	—	—	—	5,670
	156,913	16,213	8,130	58	—	181,314

Credit-impaired acquired loans
Pool 1 - Construction and land A&D	1,251	—	330	—	—	1,581
Pool 2 - Single-family residential	325	—	—	—	—	325
Pool 3 - Multi-family	—	—	—	—	—	—
Pool 4 - HELOC & other consumer	10,194	—	—	—	—	10,194
Pool 5 - Commercial real estate	48,867	2,143	12,702	—	—	63,712
Pool 6 - Commercial & industrial	643	—	2,833	—	—	3,476
Total credit impaired acquired loans	61,280	2,143	15,865	—	—	79,288
Total gross loans	$8,077,711	$37,860	$207,916	$58	$—	$8,323,545

Total grade as a % of total gross loans	97.2%	0.4%	2.4%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

Credit Risk Profile Based on Payment Activity (excludes acquired and covered loans):

June 30, 2015	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,490,303	99.0%	$56,638	1.0%
Construction - speculative	116,949	99.4	762	0.6
Construction - custom	204,559	99.8	355	0.2
Land - acquisition & development	71,471	100.0	—	—
Land - consumer lot loans	101,128	98.4	1,308	1.6
Multi-family	1,012,250	99.8	786	0.2
Commercial real estate	693,479	99.7	2,852	0.3
Commercial & industrial	450,124	99.8	1,205	0.2
HELOC	121,985	99.3	889	0.7
Consumer	205,437	99.8	513	0.2
	$8,467,685	99.2%	$65,308	0.8%

September 30, 2014	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,486,136	98.7%	$74,067	1.3%
Construction - speculative	138,583	98.9	1,477	1.1
Construction - custom	385,824	100.0	—	—
Land - acquisition & development	77,021	99.0	811	1.0
Land - consumer lot loans	105,986	97.6	2,637	2.4
Multi-family	915,544	99.8	1,742	0.2
Commercial real estate	586,230	99.1	5,106	0.9
Commercial & industrial	379,219	100.0	7	—
HELOC	115,247	99.3	795	0.7
Consumer	131,801	99.4	789	0.6
	$8,321,591	99.0%	$87,431	1.0%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

The following table provides information on impaired loan balances and the related allowances by loan types as of June 30, 2015 and September 30, 2014:

June 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
With no related allowance recorded:
Single-family residential	$21,524	$24,151	$—		$20,724
Construction - speculative	613	808	—		615
Construction - custom	355	355	—		178
Land - acquisition & development	680	1,223	—		683
Land - consumer lot loans	1,101	1,187	—		969
Multi-family	1,531	1,531	—		1,138
Commercial real estate	10,416	14,797	—		9,795
Commercial & industrial	4,340	18,276	—		5,664
HELOC	1,008	1,819	—		905
Consumer	414	627	—		414
	41,982	64,774	—		41,085
With an allowance recorded:
Single-family residential	275,179	279,043	8,057		275,889
Construction - speculative	6,371	7,161	—		6,389
Construction - custom	—	—	—		—
Land - acquisition & development	3,536	4,476	—		3,571
Land - consumer lot loans	11,540	11,805	—		11,627
Multi-family	3,843	3,843	—		3,853
Commercial real estate	19,251	21,206	—		19,962
Commercial & industrial	—	—	—		—
HELOC	1,394	1,394	—		1,394
Consumer	120	291	—		121
	321,234	329,219	8,057	(1)	322,806
Total:
Single-family residential	296,703	303,194	8,057		296,613
Construction - speculative	6,984	7,969	—		7,004
Construction - custom	355	355	—		178
Land - acquisition & development	4,216	5,699	—		4,254
Land - consumer lot loans	12,641	12,992	—		12,596
Multi-family	5,374	5,374	—		4,991
Commercial real estate	29,667	36,003	—		29,757
Commercial & industrial	4,340	18,276	—		5,664
HELOC	2,402	3,213	—		2,299
Consumer	534	918	—		535
	$363,216	$393,993	$8,057	(1)	$363,891

(1)Included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

NOTE F – New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03,
Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. These amendments are effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860) - Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures. Under this new accounting guidance, repurchase-to-maturity transactions will be accounted for as secured borrowings rather than sales of an asset, and transfers of financial assets with contemporaneous repurchase financings will no longer be evaluated to determine whether they should be accounted for on a combined basis as forward contracts. The new guidance also prescribes additional disclosures particularly on the nature of collateral pledged in repurchase financings accounted for as secured borrowings. The amendments in this update were effective for the first interim or annual period beginning after December 31, 2014, with the exception of the collateral disclosures which will be effective for interim periods beginning after March 15, 2015. This guidance did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new accounting guidance clarifies the principles for recognizing revenue from contracts with customers. The new accounting guidance does not apply to financial instruments. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2017 and interim reporting periods within annual reporting periods beginning after December 15, 2017. The Company does not expect the new guidance to have a material impact on its consolidated financial statements.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
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
Bank owned life insurance is recorded at the fair values of insurance policies owned based on the insurance contracts' cash surrender values. These are considered a Level 2 input method.
The bank offers interest rate swaps to its variable rate borrowers who want to manage their interest rate risk. At the same time, the bank enters into the opposite trade with a counter party to offset its interest rate risk. The bank has also entered into long term borrowing hedges through forward starting interest rate swaps. The fair value of these interest rate swaps are estimated by a third party pricing service using a discounted cash flow technique. These are considered a Level 2 input method.

The following tables present the balance of assets measured at fair value on a recurring basis at June 30, 2015 and September 30, 2014:

	Fair Value at June 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
Equity securities	$102,447	$—	$—	$102,447
Obligations of U.S. government	—	529,472	—	529,472
Obligations of states and political subdivisions	—	27,275	—	27,275
Corporate debt securities	—	528,716	—	528,716
Agency pass-through certificates	—	1,328,852	—	1,328,852
Other Commercial MBS	—	107,612	—	107,612
Total available-for-sale securities	102,447	2,521,927	—	2,624,374
Bank owned life insurance	—	101,720	—	101,720
Interest rate contracts	—	5,429	—	5,429
Total financial assets	$102,447	$2,629,076	$—	$2,731,523

Financial Liabilities
Interest rate contracts	—	5,429	—	5,429
Long term borrowing hedge	—	3,914	—	3,914
Total financial liabilities	$—	$9,343	$—	$9,343
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the quarter ended June 30, 2015.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

	Fair Value at September 30, 2014
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
Equity securities	$101,387	$—	$—	$101,387
Obligations of U.S. government	—	731,943	—	731,943
Obligations of states and political subdivisions	—	23,681	—	23,681
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	509,007	—	509,007
Mortgage-backed securities
Agency pass-through certificates	—	1,584,508	—	1,584,508
Other Commercial MBS	—	98,916	—	98,916
Total available-for-sale securities	101,387	2,948,055	—	3,049,442
Interest rate contracts	—	2,879	—	2,879
Total financial assets	$101,387	$2,950,934	$—	$3,052,321

Financial Liabilities
Interest rate contracts	—	2,879	—	2,879
Long term borrowing hedge	—	268	—	268
Total financial liabilities	$—	$3,147	$—	$3,147
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the fiscal year ended September 30, 2014.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

Measured on a Nonrecurring Basis
Impaired Loans & Real Estate Held for Sale
Real estate held for sale consists principally of properties acquired through foreclosure. From time to time, and on a nonrecurring basis, fair value adjustments are recorded to reflect increases or decreases of principal balances based on the current appraisal or estimated value of the collateral, but only up to the fair value of the real estate owned as of the initial transfer date less selling costs.
When management determines that the fair value of the collateral or the real estate held for sale requires additional adjustments, either as a result of a non-current appraisal value or when there is no observable market price, the Company classifies the impaired loan or real estate held for sale as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2015 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as covered REO and real estate held for sale for which fair value of the properties was less than the cost basis.
The following tables present the aggregated balance of assets that were measured at estimated fair value on a nonrecurring basis at June 30, 2015 and June 30, 2014, and the total losses (gains) resulting from those fair value adjustments for the quarters and nine months ended June 30, 2015 and June 30, 2014. These estimated fair values are shown gross of estimated selling costs.

	Nine Months Ended June 30, 2015				Quarter Ended June 30, 2015	Nine Months Ended June 30, 2015
	Level 1	Level 2	Level 3	Total	Total Losses (Gains)
	(In thousands)
Impaired loans (1)	$—	$—	$6,735	$6,735	$3,621	$4,201
Covered REO (2)	—	—	1,950	1,950	(20)	168
Real estate held for sale (2)	—	—	71,831	71,831	2,386	(8,571)
Balance at end of period	$—	$—	$80,516	$80,516	$5,987	$(4,202)

(1) The losses represent remeasurements of collateral-dependent loans.
(2) The (gains) losses represent net valuation adjustments on real estate held for sale.

	Nine Months Ended June 30, 2014				Quarter Ended June 30, 2014	Nine Months Ended June 30, 2014
	Level 1	Level 2	Level 3	Total	Total Losses (Gains)
	(In thousands)
Impaired loans (1)	$—	$—	$10,156	$10,156	$(775)	$(1,311)
Covered REO (2)	—	—	8,935	8,935	374	503
Real estate held for sale (2)	—	—	43,082	43,082	10,400	16,782
Balance at end of period	$—	$—	$62,173	$62,173	$9,999	$15,974

(1)	The gains represents remeasurements of collateral-dependent loans.

(2)	The losses represent aggregate net writedowns and charge-offs on real estate held for sale.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

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
The inputs are developed and substantiated on a quarterly basis, based on current borrower developments, market conditions and collateral values. The following methods are used to value impaired loans:

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

•
The present value of the expected future cash flows of the collateral is used for measurement of non collateral-dependent loans to test for impairment. The Company calculates the amount and timing of the future cash flows, the effective interest rate to be used to discount the cash flows and the basis for determination of the cash flows, including consideration of current economic and environmental factors, as well as other information relating to current or previous conditions.

Real estate held for sale ("REO") - When a loan is reclassified from loan status to real estate held for sale due to the Company taking possession of the collateral, a Special Credits officer, along with the Special Credits manager, obtains a valuation, which may include appraisals or third-party price options, which is used to establish the fair value of the underlying collateral. The determined fair value, less selling costs, becomes the carrying value of the REO asset.
The fair value of REO assets is re-evaluated quarterly and the REO asset is adjusted to reflect the fair value as necessary. After foreclosure, the valuations are updated periodically and current market conditions may require the assets to be written down further or up to the cost basis established on the date of transfer. The carrying balance of REO assets are also written down or up once a bona fide offer is contractually accepted, through execution of a Purchase and Sale Agreement, where the accepted price is lower than the cost established on the transfer date.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

		June 30, 2015		September 30, 2014
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$349,550	$349,550	$781,843	$781,843
Available-for-sale securities
Equity securities	1	102,447	102,447	101,387	101,387
Obligations of U.S. government	2	529,472	529,472	731,943	731,943
Obligations of states and political subdivisions	2	27,275	27,275	23,681	23,681
Corporate debt securities	2	528,716	528,716	509,007	509,007
Mortgage-backed securities
Agency pass-through certificates	2	1,328,852	1,328,852	1,584,508	1,584,508
Other Commercial MBS	2	107,612	107,612	98,916	98,916
Total available-for-sale securities		2,624,374	2,624,374	3,049,442	3,049,442
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	1,586,514	1,553,716	1,548,265	1,499,218
Total held-to-maturity securities		1,586,514	1,553,716	1,548,265	1,499,218

Loans receivable	3	8,645,609	9,175,928	8,148,322	8,667,771
Covered loans	3	77,311	81,737	176,476	176,761
FDIC indemnification asset	3	18,783	18,263	36,860	35,976
FHLB and FRB stock	2	103,189	103,189	158,839	158,839
Bank owned life insurance	2	101,720	101,720	—	—
Other assets - interest rate contracts	2	—	5,429	—	2,879

Financial liabilities
Customer accounts	2	10,578,385	9,830,817	10,716,928	9,946,586
FHLB advances	2	1,730,000	1,833,413	1,930,000	2,054,437
Other liabilities - interest rate contracts	2	—	5,429	—	2,879
Other liabilities - long term borrowing hedge	2	—	3,914	—	268
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
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
Interest Rate Contracts – The bank offers interest rate swaps to its variable rate borrowers who want to manage their interest rate risk. At the same time, the bank enters into the opposite trade with a counterparty to offset its interest rate risk. The fair value of these interest rate swaps are estimated by a third party pricing service using a discounted cash flow technique.
Long Term Borrowing Hedges – The fair value of the forward starting interest rate swaps are estimated by a third party pricing service using a discounted cash flow technique.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

The following tables provide a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities as of June 30, 2015, and September 30, 2014:

	June 30, 2015
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	$135,967	$2,078	$(460)	$137,585	1.43%
5 to 10 years	75,441	149	(7)	75,583	1.20
Over 10 years	316,929	435	(1,060)	316,304	1.31
Equity Securities
Within 1 year	500	18	—	518	1.80
1 to 5 years	100,000	1,929	—	101,929	1.90
5 to 10 years	—	—	—	—	—
Corporate bonds due
Within 1 year	39,702	283	—	39,985	0.68
1 to 5 years	303,094	1,414	—	304,508	0.81
5 to 10 years	133,306	1,814	(1,647)	133,473	1.54
Over 10 years	50,000	750	—	50,750	3.00
Municipal bonds due
1 to 5 years	2,278	—	(1)	2,277	1.23
5 to 10 years	1,295	—	(14)	1,281	2.05
Over 10 years	20,387	3,330	—	23,717	6.45
Mortgage-backed securities
Agency pass-through certificates	1,316,686	14,988	(2,822)	1,328,852	2.58
Other Commercial MBS	107,512	151	(51)	107,612	1.48
	2,603,097	27,339	(6,062)	2,624,374	2.00
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,586,514	6,193	(38,991)	1,553,716	3.16
	$4,189,611	$33,532	$(45,053)	$4,178,090	2.43%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
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
During the quarter ended June 30, 2015, there were $238,000,000 of available-for-sale securities sold for a gain of $9,639,000. There were no available-for-sale securities sold during the quarter ended June 30, 2014. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.
The following tables show the unrealized gross losses and fair value of securities as of June 30, 2015 and September 30, 2014, by length of time that individual securities in each category have been in a continuous loss position. The decline in fair value is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other than temporarily impaired.

June 30, 2015	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate bonds due	$(1,022)	$23,978	$(625)	$34,375	$(1,647)	$58,353
Municipal bonds due	(15)	3,558	—	—	(15)	3,558
U.S. government and agency securities due	(558)	140,285	(969)	142,318	(1,527)	282,603
Agency pass-through certificates	(1,919)	454,980	(39,945)	1,360,218	(41,864)	1,815,198
	$(3,514)	$622,801	$(41,539)	$1,536,911	$(45,053)	$2,159,712

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

September 30, 2014	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate bonds due	$(125)	$24,875	$(845)	$24,155	$(970)	$49,030
U.S. government and agency securities due	(472)	316,578	(797)	109,354	(1,269)	425,932
Agency pass-through certificates	(215)	19,212	(55,711)	1,509,209	(55,926)	1,528,421
	$(812)	$360,665	$(57,353)	$1,642,718	$(58,165)	$2,003,383

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

NOTE H – Covered Assets
Covered assets represent loans and real estate held for sale acquired from the FDIC that are subject to loss sharing agreements and these net balances were $81,745,000 as of June 30, 2015 compared to $200,558,000 as of September 30, 2014. The FDIC loss share coverage for the acquired commercial loans from the former Horizon Bank of $47,774,000 expired as of March 31, 2015 with final reporting as of April 30, 2015 and these loans were transferred to non-covered loans receivable. Recoveries to the extent that claims were made will continue to be shared through March 31, 2018. As of June 30, 2015, there were $38,712,000 of commercial loans from the former Home Valley Bank which are scheduled to have their loss share expire on September 30, 2015. The FDIC loss share coverage for single family residential loans will continue for another five years.
Changes in the net carrying amount and accretable yield for acquired impaired and non-impaired covered loans for the year to date period ended June 30, 2015 and the fiscal year ended September 30, 2014 were as follows:

June 30, 2015	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Net Carrying Amount of Loans	Accretable Yield	Net Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$64,534	$78,055	$10,259	$98,422
Transfer to non-covered	(23,167)	(15,866)	(1,482)	(33,649)
Reclassification from nonaccretable balance, net	6,307	—	—	—
Accretion	(11,577)	11,577	(4,358)	4,358
Transfers to REO	—	(1,893)	—	—
Payments received, net	—	(19,845)	—	(43,848)
Balance at end of period	$36,097	$52,028	$4,419	$25,283

September 30, 2014	Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Net Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$78,277	$138,091	$17,263	$157,856
Reclassification from nonaccretable balance, net	10,186	(2,069)	—	—
Accretion	(23,929)	23,929	(7,004)	7,004
Transfers to REO	—	(8,943)	—	—
Payments received, net	—	(72,953)	—	(66,438)
Balance at end of period	$64,534	$78,055	$10,259	$98,422

At June 30, 2015, none of the acquired impaired or non-impaired covered loans were classified as non-performing assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.
The outstanding principal balance of acquired covered loans was $81,164,000 and $213,203,000 as of June 30, 2015 and September 30, 2014, respectively. The discount balance related to the acquired covered loans was $3,853,000 and $34,483,000 as of June 30, 2015 and September 30, 2014, respectively.

There is no allowance for covered loans as of June 30, 2015. There was an allowance of $2,244,000 as of September 30, 2014.
The allowance for credit losses related to the acquired loans as of September 30, 2014 results from decreased expectations of future cash flows due to increased credit losses for certain acquired loan pools. The allowance allocation was reversed during the quarter ended December 31, 2014 due to improvements in the expected future cash flows of certain acquired loan pools.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

The following table shows the year to date activity for the FDIC indemnification asset:

	June 30, 2015	September 30, 2014
	(In thousands)
Balance at beginning of fiscal year 2015 and 2014	$36,860	$64,615
Additions and deletions (1)	(1,795)	1,795
Payments made (received)	714	(2,502)
Amortization	(17,418)	(27,850)
Accretion	422	802
Balance at end of period	$18,783	$36,860
(1) reclassification of ALLL allowance due to changes in cash flows
The following tables provide information on covered loans based on credit quality indicators (defined in Note E ) as of June 30, 2015 and September 30, 2014:

June 30, 2015	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Acquired non-impaired loans:
Single-family residential	$15,300	$—	$593	$—	$—	$15,893
Commercial & industrial	—	—	28	—	—	28
HELOC	9,214	—	—	—	—	9,214
	$24,514	$—	$621	$—	$—	$25,135
Total grade as a % of total net loans	97.5%	—%	2.5%	—%	—%

Acquired credit-impaired loans:
Pool 1 - Construction and land A&D	$151	$—	$1,613	$—	$—	$1,764
Pool 2 - Single-family residential	14,375	—	331	—	—	14,706
Pool 3 - Multi-family	48	—	377	—	—	425
Pool 4 - HELOC & other consumer	2,611	—	—	—	—	2,611
Pool 5 - Commercial real estate	23,805	—	11,048	—	—	34,853
Pool 6 - Commercial & industrial	394	—	1,276	—	—	1,670
	$41,384	$—	$14,645	$—	$—	56,029
				Total covered loans		81,164
					Discount	(3,853)
					Allowance	—
					Covered loans, net	$77,311

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

September 30, 2014	Internally Assigned Grade					Total Net Loans
	Pass	Special mention	Substandard	Doubtful	Loss
	(In thousands)
Acquired non-impaired loans:
Single-family residential	$21,311	$—	$1,756	$—	$—	$23,067
Land - acquisition & development	972	—	392	—	—	1,364
Land - consumer lot loans	73	—	—	—	—	73
Multi-family	6,598	—	—	—	—	6,598
Commercial real estate	26,940	115	24,281	—	—	51,336
Commercial & industrial	2,801	—	2,691	—	—	5,492
HELOC	11,777	—	—	—	—	11,777
Consumer	454	—	—	—	—	454
	$70,926	$115	$29,120	$—	$—	$100,161
Total grade as a % of total net loans	70.8%	0.1%	29.1%	—%	—%

Acquired credit-impaired loans:
Pool 1 - Construction and land A&D	$8,349	$—	$11,912	$—	$—	$20,261
Pool 2 - Single-family residential	15,585	—	379	—	—	15,964
Pool 3 - Multi-family	52	—	471	—	—	523
Pool 4 - HELOC & other consumer	2,804	—	1,173	—	—	3,977
Pool 5 - Commercial real estate	33,909	700	29,782	—	—	64,391
Pool 6 - Commercial & industrial	3,509	—	3,892	525	—	7,926
	$64,208	$700	$47,609	$525	$—	113,042
				Total covered loans		213,203
					Discount	(34,483)
					Allowance	(2,244)
					Covered loans, net	$176,476
The following tables provide an analysis of the age of acquired non credit-impaired covered loans in past due status as of June 30, 2015 and September 30, 2014:

June 30, 2015	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total Past Due
Single-family residential	$15,893	$15,300	$—	$214	$379	$593	3.73%
Commercial & industrial	28	28	—	—	—	—	—
HELOC	9,214	9,204	10	—	—	10	0.11
	$25,135	$24,532	$10	$214	$379	$603	2.40%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

September 30, 2014	Amount of Loans Net of LIP & Chg.-Offs	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loans		Current	30	60	90	Total Past Due
Single-family residential	$23,067	$22,391	$230	$40	$406	$676	2.93%
Land - acquisition & development	1,364	1,328	—	—	36	36	2.64
Land - consumer lot loans	73	73	—	—	—	—	—
Multi-family	6,598	5,502	—	—	1,096	1,096	16.61
Commercial real estate	51,336	51,336	—	—	—	—	—
Commercial & industrial	5,492	5,492	—	—	—	—	—
HELOC	11,777	11,777	—	—	—	—	—
Consumer	454	443	11	—	—	11	2.42
	$100,161	$98,342	$241	$40	$1,538	$1,819	1.82%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - QUARTER ENDED JUNE 30, 2015 and 2014
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
The notional amount of open interest rate swap agreements at June 30, 2015 was $736,232,000 compared to $264,169,000 as of September 30, 2014. There was no impact to the statement of operations for the nine months ended June 30, 2015 as the asset and liability side of the swaps offset each other. The fee income related to swaps was $936,673 for the nine months ended June 30, 2015.
Additionally, the Bank had $400,000,000 in forward starting interest rate swaps to hedge future borrowing rates as of June 30, 2015. Their impact on accumulated other comprehensive income as of June 30, 2015 was an after-tax loss of $2,476,000. These derivatives are designated as cash flow hedging instruments in accordance with ASC 815.
The following table presents the fair value and balance sheet classification of derivatives at June 30, 2015 and September 30, 2014:

	Asset Derivatives				Liability Derivatives
	June 30, 2015		September 30, 2014		June 30, 2015		September 30, 2014
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
	(In thousands)
Interest rate contracts	Other assets	$5,429	Other assets	$2,879	Other liabilities	$5,429	Other liabilities	$2,879
Long term borrowing hedge	Other assets	—	Other assets	—	Other liabilities	3,914	Other liabilities	268

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
The results discussed below were impacted by the acquisition on close of business October 31, 2013 of eleven branches from Bank of America, National Association ("BOA"); these branches are located in New Mexico. Effective as of the close of business on December 6, 2013, the Bank completed the acquisition of another forty branches from BOA; these branches are located in Washington, Oregon, and Idaho. Effective as of the close of business on May 2, 2014, the Bank completed the acquisition of an additional twenty-three branches from BOA; these branches are located in Arizona and Nevada. The combined acquisitions provided $1,853,798,000 in deposit accounts, $12,881,000 of loans, and $25,097,000 in branch properties. Washington Federal paid a 1.99% premium on the total deposits and received $1,776,660,000 in cash from the transactions.
The operating results of the Company include the operating results produced by the first eleven branches for the period from November 1, 2013 to June 30, 2015, the additional forty branches from December 7, 2013 to June 30, 2015 and the twenty-three branches from May 3, 2014 to June 30, 2015.
INTEREST RATE RISK
Based on Management's assessment of the current interest rate environment, the Bank has taken steps to reduce its interest rate risk profile compared to its historical norms, including growing shorter-term business loans, transaction deposit accounts and extending the maturity on borrowings. The recent branch acquisitions have accelerated these efforts. The mix of transaction accounts is now approximately 54% of total deposits. The Bank has also been purchasing more variable rate investments. The composition of the investment portfolio is 43% variable and 57% fixed rate. In addition, $1,586,514,000 of its purchased 30-year fixed rate mortgage-backed securities have been designated as held-to-maturity. With rising interest rates, these securities may be subject to unrealized losses. As of June 30, 2015, the net unrealized loss on these securities was $32,798,000. The net unrealized gain on the net balance of $2,603,097,000 of available-for-sale securities was $21,277,000 as of June 30, 2015. The Bank has executed $400,000,000 in forward starting interest rate swaps to hedge future borrowing rates as of June 30, 2015. The net unrealized loss on the interest rate swaps as of June 30, 2015 was $3,914,000. All of the above are pre-tax net unrealized gains/(losses).

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
Repricing Gap Analysis. At June 30, 2015, the Company had approximately $1,901,989,000 more in liabilities subject to maturity or repricing in the next year than assets, which resulted in a negative one-year maturity gap of 13.2% of total assets. This was an increase from the 11.3% negative gap as of September 30, 2014. A negative maturity gap implies that funding costs will change more rapidly than interest income on earning assets with movements in interest rates. A negative maturity gap typically results in lower margins when interest rates rise and higher margins when interest rates decline. Gap analysis provides management with a high-level indication of interest rate risk, but it is considered less reliable than more detailed modeling.

Net Interest Income Sensitivity. The potential impact of rising interest rates on net interest income in the future under various rate change scenarios is estimated using a model that is based on account level detail for loans and deposits. In the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income will decrease by 2.20% in the next year. This compares to an estimated decrease of 1.50% as of the September 30, 2014 analysis. This analysis assumes zero balance sheet growth and a constant percentage composition of assets and liabilities for consistency. It also assumes that loan and deposit prices respond in full to the increase in market rates. Actual results will differ from the assumptions used in this model, as Management monitors and adjusts loan and deposit pricing and the size and composition of the balance sheet to respond to changing interest rates. It is noted that a flattening yield curve due to a greater increase in short term rates as compared to long term rates would likely result in a more significant decrease in net interest income. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long term rates over two years would result in a net interest income decrease of 3.25% in the first year and 6.50% in the second year assuming a constant balance sheet and no changes in management actions.

NPV Sensitivity. The NPV is an estimate of the market value of shareholder's equity. It is derived by calculating the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates provides a longer term view of interest rate risk as it incorporates all future expected cash flows. In the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $572,000,000 or 20.4% and the NPV to total assets ratio to decline to 16.50% from a base of 19.23%. As of September 30, 2014, the NPV in the event of a 200 basis point increase in rates was estimated to decline by $598,000,000 or 21.7% and the NPV to total assets ratio to decline to 15.68% from a base of 18.53%. The decreased NPV sensitivity and higher base NPV ratio is due to lower interest rates and higher prices as of June 30, 2015.
Interest Rate Spread. The interest rate spread is measured as the difference between the rate on total loans and investments and the rate on costing liabilities at the end of each period. The interest rate spread increased to 2.71% at June 30, 2015 from 2.66% at September 30, 2014. The spread increased primarily due to lower rates on deposits and borrowings. As of June 30, 2015, the weighted average rate on customer deposit accounts and borrowings decreased by 3 basis points compared to September 30, 2014, while the weighted average rate on earning assets declined by 2 basis points to 3.61%.
Net Interest Margin. The net interest margin is measured using the interest income and expense over the average assets and liabilities for the period. The net interest margin decreased to 3.02% for the quarter ended June 30, 2015 from 3.05% for the quarter ended June 30, 2014. The yield on earning assets decreased 15 basis points to 3.89% and the cost of interest bearing liabilities declined 12 basis points to 0.93%. The lower yield on earning assets is the result of lower rates on loans and investments due to the continued low interest rate environment. The decrease in interest costs was a combination of continued downward repricing of time deposits and the prepayment of a $100,000,000 FHLB advance in the quarter ended December 31, 2014. Management prepaid an additional $100,000,000 FHLB advance in the quarter ended June 30, 2015.
The following table sets forth the information explaining the changes in the net interest margin for the periods indicated compared to the same periods one year ago.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Quarter Ended June 30, 2015			Quarter Ended June 30, 2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)			(In thousands)
Assets
Loans and covered loans	$8,628,345	$107,250	4.99%	$8,040,819	$108,089	5.39%
Mortgaged-backed securities	3,024,821	16,995	2.25	3,341,969	20,507	2.46
Cash & Investments	1,543,556	4,625	1.20	2,011,154	6,003	1.20
FHLB & FRB stock	134,692	430	1.28	166,522	412	0.99

Total interest-earning assets	13,331,414	129,300	3.89%	13,560,464	135,011	3.99%
Other assets	1,124,750			988,917
Total assets	$14,456,164			$14,549,381

Liabilities and Equity
Customer accounts	$10,635,364	$12,485	0.47%	$10,608,318	$14,239	0.54%
FHLB advances	1,820,110	16,250	3.58	1,930,000	17,493	3.64
Other borrowings	—	—	—	—	—	—

Total interest-bearing liabilities	12,455,474	28,735	0.93%	12,538,318	31,732	1.02%
Other liabilities	46,980			26,278
Total liabilities	12,502,454			12,564,596
Stockholder's equity	1,953,710			1,984,785

Total liabilities and equity	$14,456,164			$14,549,381

Net interest income		$100,565			$103,279

Net interest margin			3.02%			3.05%
As of June 30, 2015, total assets had declined by $385,545,000 to $14,370,496,000 from $14,756,041,000 at September 30, 2014. For the quarter ended June 30, 2015, compared to the quarter ended September 30, 2014, loans (including covered loans) increased $398,122,000 or 4.78%. Investment securities decreased $386,819,000 or 8.41%.
Cash and cash equivalents of $349,550,000 and stockholders’ equity of $1,959,121,000 as of June 30, 2015 provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES
The principal sources of funds for the Company's activities are loan repayments (including prepayments), net deposit inflows, repayments and sales of investments and borrowings and retained earnings, if applicable. The Company's principal sources of revenue are interest on loans and interest and dividends on investments.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Bank has a credit line with the Federal Home Loan Bank of Des Moines ("FHLB") equal to 49.0% of total assets, providing a substantial source of additional liquidity if needed. On June 1, 2015, the FHLB of Seattle merged into the FHLB of Des Moines to create a larger, financially stronger, member-owned cooperative. The resulting institution is headquartered in Des Moines with a smaller presence maintained in Seattle for members of the former FHLB of Seattle. This merger will benefit the Bank due to the return of excess FHLB stock and projected improvements in the cash dividends on the remaining activity based stock that will be required.
The Bank has entered into borrowing agreements with the FHLB to borrow funds under a short-term floating rate cash management advance program and fixed-rate term loan agreements. All borrowings are secured by stock of the FHLB, deposits with the FHLB, and a blanket pledge of qualifying loans receivable as provided in the agreements with the FHLB. The total collateral value on loans receivable as of June 30, 2015 was $4,748,000,000 and the remaining FHLB borrowing capacity was $3,013,000,000. The Bank is also eligible to borrow under the Federal Reserve Bank's primary credit program.
The Company's cash and cash equivalents amounted to $349,550,000 at June 30, 2015, a decrease from $781,843,000 at September 30, 2014. These amounts include the Bank's operating cash.
The Company’s net worth at June 30, 2015 was $1,959,121,000, or 13.63% of total assets. This was a decrease of $14,162,000 from September 30, 2014 when net worth was $1,973,283,000 which was 13.37% of total assets. The Company’s net worth was impacted in the nine months ended June 30, 2015 by net income of $117,818,000, the payment of $38,997,000 in cash dividends, treasury stock purchases of $103,049,000, as well as a decrease in other comprehensive income of $9,731,000. The ratio of tangible capital to tangible assets at June 30, 2015 was 11.79%. The Company has paid out 33.1% of its 2015 earnings year-to-date in cash dividends to common shareholders, compared with 26.7% for fiscal year 2014. For the nine months ended June 30, 2015, $142,046,000 or 121% of net income was returned to shareholders in the form of cash dividends or share repurchases. Management believes this strong net worth position will help the Company manage its interest rate risk and provide the capital support needed for controlled growth in a regulated environment.
The Company (on a consolidated basis) and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company and the Bank's financial statements.
In July 2013, federal banking agencies released new regulatory capital rules which became effective on January 1, 2015. These new rules raise the minimum capital ratios and establish new criteria for regulatory capital. Minimum capital ratios for four measures are established for capital adequacy purposes. These new standards are indicated in the table below. The common equity tier 1 capital ratio is new; it recognizes common equity as the highest form of capital. The denominator for all except the leverage ratio is risk weighted assets. The new rules also set forth a “capital conservation buffer” of up to 2.5%. In the event that a bank’s capital levels fall below the minimum ratios plus these buffers, restrictions can be placed on the bank by its regulators. These restrictions include reducing dividend payments, share-backs, and staff bonus payments. The purpose of these buffers is to require banks to build up capital outside of periods of stress that can be drawn down during periods of stress. As a result, even during periods where losses are incurred, the minimum capital ratios can still be met. The new capital rules detail a phase-in period for the new minimum ratios and the capital buffers, before the full minimum ratios take effect in 2019. The Company has calculated its capital ratios using the new rules as of March 31, 2015 and June 30, 2015. This did not have a material impact on its consolidated financial statements.
There are also new standards for Adequate and Well Capitalized criteria that are used for “Prompt Corrective Action” purposes. To remain categorized as well capitalized, the Bank and Holding Company must maintain minimum common equity risk-based, tier 1 risk-based, total risk-based and tier 1 leverage ratios as set forth in the following table.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Actual		Minimum Capital Adequacy Guidelines		Minimum Well-Capitalized Guidelines
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(In thousands)
June 30, 2015
Common Equity Tier I risk-based capital ratio:
The Company	$1,651,546	19.60%	$638,737	4.50%	$922,620	6.50%
The Bank	1,630,586	19.35%	638,683	4.50%	922,542	6.50%
Tier I risk-based capital ratio:
The Company	1,651,546	19.60%	505,489	6.00%	673,985	8.00%
The Bank	1,630,586	19.35%	505,547	6.00%	674,063	8.00%
Total risk-based capital ratio:
The Company	1,757,778	20.86%	673,985	8.00%	842,482	10.00%
The Bank	1,736,830	20.61%	674,063	8.00%	842,579	10.00%
Tier 1 Leverage ratio:
The Company	1,651,546	11.64%	567,766	4.00%	709708	5.00%
The Bank	1,630,586	11.49%	567,718	4.00%	709,648	5.00%

September 30, 2014
Tier I risk-based capital ratio:
The Company	1,648,199	22.71%	290,335	4.00%	NA	NA
The Bank	1,658,704	22.85%	290,386	4.00%	435,579	6.00%
Total risk-based capital ratio:
The Company	1,739,658	23.97%	580,671	8.00%	NA	NA
The Bank	1,750,179	24.11%	580,772	8.00%	725,965	10.00%
Tier 1 Leverage ratio:
The Company	1,648,199	11.39%	578,804	4.00%	NA	N/A
The Bank	1,658,704	11.46%	578,816	4.00%	723,520	5.00%

CHANGES IN FINANCIAL CONDITION
Available-for-sale and held-to-maturity securities: Available-for-sale securities decreased $425,068,000, or 13.9%, during the nine months ended June 30, 2015, due to sales and prepayments, calls and maturities which were partially offset by the purchase of $329,490,000 of available-for-sale securities. There were $235,109,000 of available-for-sale securities sold during the nine months ended June 30, 2015 at a gain of $9,639,000. During the same period, there were $249,382,000 million in held-to-maturity securities purchased. There were no held to maturity securities sold. As of June 30, 2015, the Company had net unrealized gains on available-for-sale securities and long term borrowing hedges of $10,977,000, net of tax, which were recorded as part of other comprehensive income. This includes a net unrealized gain (net of tax) of $13,453,000 on available for sale securities and a net unrealized loss (net of tax) of $2,476,000 on long term borrowing hedges.
Loans receivable: During the nine months ended June 30, 2015, the balance of net loans receivable increased to $8,645,609,000 compared to $8,148,322,000 at September 30, 2014. This increase includes net loan activity (originations less principal payments and maturities) for non-covered loans of $267,222,000, loan purchases of $183,406,000, and transfers from covered loans of $49,515,000. During the nine month period, $23,940,000 of non-covered loans were transferred to REO.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Covered loans: As of June 30, 2015, FDIC covered loans decreased 56.2%, or $99,165,000 to $77,311,000, compared to September 30, 2014. There was a reduction of $49,515,000 due to the expiration of the FDIC loss share coverage for the acquired commercial loans from the former Horizon Bank that expired after March 31, 2015. The FDIC loss share coverage for single family residential loans will continue for another five years. There were also $65,585,000 of net principal payments, maturities and transfers to REO which were partially offset by $15,935,000 in accretable yield.
There are $38,712,000 of covered assets from the former Home Valley Bank as of June 30, 2015 that will lose their FDIC loss share coverage as of September 30, 2015. If all FDIC loss share coverage had expired as of June 30, 2015, the NPA ratio would increase from 0.90% to 1.04% and the delinquency rate would rise from 0.98% to 1.05%.
The following table shows the loan portfolio by category for the last three quarters.

Loan Portfolio by Category *	June 30, 2015		March 31, 2015		December 31, 2014
Non-Acquired loans	(In thousands)
Single-family residential	$5,549,746	60.1%	$5,535,104	61.4%	$5,608,208	63.9%
Construction - speculative	181,668	2.0	163,657	1.8	152,450	1.7
Construction - custom	375,425	4.1	370,693	4.1	377,561	4.3
Land - acquisition & development	87,382	0.9	105,058	1.2	84,000	1.0
Land - consumer lot loans	102,495	1.1	102,082	1.2	104,492	1.2
Multi-family	1,089,682	11.8	1,010,003	11.2	977,752	11.2
Commercial real estate	808,539	8.7	741,137	8.2	597,436	6.8
Commercial & industrial	451,478	4.9	408,358	4.6	391,327	4.5
HELOC	122,870	1.3	120,901	1.3	118,047	1.3
Consumer	205,932	2.2	218,680	2.5	126,929	1.4
Total non-acquired loans	8,975,217	97.1	8,775,673	97.5	8,538,202	97.3
Non-impaired acquired loans
Single-family residential	12,895	0.1	10,977	0.1	11,163	0.1
Land - acquisition & development	1,028	—	728	—	872	—
Land - consumer lot loans	2,472	—	2,476	—	2,496	—
Multi-family	3,692	—	2,912	—	2,954	—
Commercial real estate	102,089	1.1	87,313	1.0	92,133	1.0
Commercial & industrial	57,614	0.6	55,659	0.6	58,836	0.7
HELOC	6,414	0.1	6,700	0.1	7,749	0.1
Consumer	2,916	—	2,794	—	4,369	—
Total non-impaired acquired loans	189,120	1.9	169,559	1.8	180,572	1.9
Credit-impaired acquired loans
Single-family residential	6,288	0.1	322	—	323	—
Land - acquisition & development	1,842	—	1,395	—	1,533	—
Land - consumer lot loans	496	—	—	—	—	—
Commercial real estate	71,196	0.8	56,727	0.6	60,287	0.7
Commercial & industrial	3,881	—	2,190	—	3,255	—
HELOC	8,553	0.1	8,838	0.1	9,202	0.1
Consumer	108	—	51	—	54	—
Total credit-impaired acquired loans	92,364	1.0	69,523	0.7	74,654	0.8
Total Loans
Single-family residential	5,568,929	60.3	5,546,403	61.5	5,619,694	64.0
Construction - speculative	181,668	2.0	163,657	1.8	152,450	1.7

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Construction - custom	375,425	4.1	370,693	4.1	377,561	4.3
Land - acquisition & development	90,252	0.9	107,181	1.2	86,405	1.0
Land - consumer lot loans	105,463	1.1	104,558	1.2	106,988	1.2
Multi-family	1,093,374	11.8	1,012,915	11.2	980,706	11.2
Commercial real estate	981,824	10.6	885,177	9.8	749,856	8.5
Commercial & industrial	512,973	5.5	466,207	5.2	453,418	5.2
HELOC	137,837	1.5	136,439	1.5	134,998	1.5
Consumer	208,956	2.2	221,525	2.5	131,352	1.4
Total Loans	9,256,701	100%	9,014,755	100%	8,793,428	100%
Less:
Allowance for probable losses	105,611		108,323		108,700
Loans in process	438,941		426,836		370,655
Discount on acquired loans	28,399		20,845		22,535
Deferred net origination fees	38,141		37,763		37,621
	611,092		593,767		539,511
	$8,645,609		$8,420,988		$8,253,917
 ____________________
* Excludes covered loans
Non-performing assets (excludes discounted acquired assets): NPAs decreased during the quarter ended June 30, 2015 to $128,883,000 from $147,311,000 at September 30, 2014, a 12.5% decrease. The decrease is due to improving credit conditions and credit quality. Non-performing assets as a percentage of total assets was 0.90% at June 30, 2015 compared to 1.00% at September 30, 2014. This level of NPAs is improved from the 0.96% average in the Company's 29+ year history as a public company.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth information regarding restructured and non-accrual loans and REO held by the Company at the dates indicated.

	June 30, 2015		September 30, 2014
	(In thousands)
Restructured loans:
Single-family residential	$275,428	85.7%	$323,732	86.3%
Construction - speculative	6,370	2.0	7,360	2.0
Land - acquisition & development	3,536	1.1	4,737	1.3
Land - consumer lot loans	11,539	3.6	13,002	3.5
Multi - family	3,843	1.2	5,243	1.4
Commercial real estate	19,251	6.0	19,140	5.1
HELOC	1,394	0.4	1,486	0.4
Consumer	120	—	43	—
Total restructured loans (1)	$321,481	100%	$374,743	100%

Non-accrual loans:
Single-family residential	$56,638	86.7%	$74,067	84.8%
Construction - speculative	762	1.2	1,477	1.7
Construction - custom	355	0.5	—	—
Land - consumer lot loans	1,308	2.0	2,637	3.0
Multi-family	786	1.2	1,742	2.0
Commercial real estate	2,852	4.4	5,106	5.8
Commercial & industrial	1,205	1.8	7	—
HELOC	889	1.4	795	0.9
Consumer	513	0.8	789	0.9
Total non-accrual loans (2)	65,308	100%	87,431	100%
Total REO (3)	59,239		55,072
Total REHI (3)	4,336		4,808
Total non-performing assets	$128,883		$147,311
Total non-performing assets and performing restructured loans as a percentage of total assets	3.04%		3.37%

(1) Restructured loans were as follows:
Performing	$308,355	95.9%	$350,653	93.6%
Non-performing (included in non-accrual loans above)	13,126	4.1	24,090	6.4
	$321,481	100%	$374,743	100%

(2)
The Company recognized interest income on cash payments received from the borrower on nonaccrual loans of approximately $5,272,000 in the nine months ended June 30, 2015. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $2,421,000 for the nine months ended June 30, 2015. The recognized interest income may include more than nine months of interest for some of the loans that were brought current. In addition to the nonaccrual loans reflected in the above table, the Company had $94,346,000 of loans that were less than 90 days delinquent at June 30, 2015 but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company’s ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 3.04% at June 30, 2015.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

(3)
Total REO and REHI includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans. Includes net exposure to covered REO of $3,748,000.

Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 85.7% of restructured loans as of June 30, 2015. The concession for these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period.
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

	June 30, 2015			September 30, 2014
	Amount	Loans to Total Loans (1)	Coverage Ratio (2)	Amount	Loans to Total Loans (1)	Coverage Ratio (2)
	(In thousands)			(In thousands)
Single-family residential	$52,004	64.8%	0.9%	$62,763	65.6%	1.1%
Construction - speculative	5,933	1.4	5.0	6,742	1.7	5.2
Construction - custom	985	2.4	0.5	1,695	4.6	0.5
Land - acquisition & development	5,772	0.8	8.1	5,592	0.9	7.2
Land - consumer lot loans	2,999	1.2	2.9	3,077	1.3	2.8
Multi-family	5,035	11.8	0.5	4,248	10.9	0.5
Commercial real estate	7,268	8.1	1.0	7,548	7.0	1.3
Commercial & industrial	21,662	5.7	4.5	16,527	5.0	4.6
HELOC	864	1.4	0.7	928	1.4	0.9
Consumer	3,089	2.4	1.5	3,227	1.6	2.4
	$105,611	100%		$112,347	100%

(1)	Represents the total amount of the loan category as a % of total gross loans, excluding non-acquired and non-covered loans outstanding not subject to the allowance for loan loss.

(2)
Represents the allocated allowance of the loan category as a % of total gross loans, excluding non-acquired and non-covered loans outstanding not subject to the allowance for loan loss, for the same loan category.

Real Estate Held for Sale: Real estate held for sale increased during the nine months ended June 30, 2015 by $419,000 to $55,491,000. The increase is attributable to upward net market value adjustments from prior period corrections and the addition of previously covered loans from the commercial portion of the former Horizon Bank portfolio which were partially offset by sales of existing REO properties during the quarter.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Receivable: Interest receivable decreased by $12,487,000 as compared to September 30, 2014, largely as a result of the correction for the over-accrual of interest income of $8,872,000 that was made in a prior quarter that had accumulated since fiscal 2011 and was detected during this fiscal year. Management believes this error and its correction had no material impact to any prior reporting period. The remaining difference is primarily due to lower yields on earning assets.

Bank Owned Life Insurance: The Company purchased $100,000,000 in bank-owned life insurance, with a expected 2015 pre-tax equivalent yield of 5.14%, in the quarter ended December 31, 2014 to assist in funding the growth of employee benefit costs.

Customer accounts: Customer accounts decreased $138,543,000, or 1.3%, to $10,578,385,000 at June 30, 2015 compared with $10,716,928,000 at September 30, 2014.
The following table shows the composition of the Bank’s customer accounts by deposit type as of the dates shown:

	June 30, 2015			September 30, 2014
	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate
	(In thousands)			(In thousands)
Non-interest checking	$933,645	8.8%	—%	$883,601	8.2%	—%
Interest checking	1,556,136	14.7	0.06%	1,447,569	13.5	0.09%
Savings (passbook/stmt)	671,426	6.4	0.10%	622,546	5.8	0.10%
Money Market	2,535,329	24.0	0.14%	2,536,971	23.7	0.18%
CD’s	4,881,849	46.1	0.93%	5,226,241	48.8	0.92%
Total	$10,578,385	100%	0.48%	$10,716,928	100%	0.51%
FHLB advances and other borrowings: Total borrowings were $1,730,000,000 as of June 30, 2015 which is lower than the balance as of September 30, 2014 by $200,000,000. In December 2014, there was a prepayment of a FHLB advance of $100,000,000 with a maturity date in September 2015, resulting in a prepayment penalty of $2,613,000. In June 2015, there was a prepayment of a FHLB advance of $100,000,000 with a maturity date in September 2017, resulting in a prepayment penalty of $7,941,000.

RESULTS OF OPERATIONS
Net Income: The quarter ended June 30, 2015 produced net income of $39,050,000 compared to $37,910,000 for the same quarter one year ago. For the nine months ended June 30, 2015, net income totaled $117,818,000 compared to $116,803,000 for the same period one year ago. Net income for the quarter and nine months ended June 30, 2015 benefited from higher net interest income and overall lower credit costs, which included the reversal of loan loss provision and net gains rather than losses on real estate acquired through foreclosure for the nine month period. Some of this benefit was offset by higher other expenses during these periods. Please see the discussion below about these changes.
Net Interest Income: For the quarter ended June 30, 2015, net interest income was $2,714,000 lower than in the same quarter of the prior year. Average earning assets were $229,050,000 lower due to repayments of cash and investments that were not completely offset by loan growth. In addition, the yield on interest earning assets declined by 10 basis points and the cost of funds only declined by 9 basis points. The net interest margin decreased to 3.02% from 3.05% in quarter ended June 30, 2014.
Net interest income was $4,402,000 higher for the nine months ended June 30, 2015 as compared to the nine months ended June 30, 2014 as average earnings assets were higher by $302,440,000 and the cost of funds declined as the Company shifted from certificates of deposit to transaction accounts.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rate / Volume Analysis:

	Comparison of Quarters Ended 6/30/15 and 6/30/14			Comparison of Nine Months Ended 6/30/15 and 6/30/14
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income:
Loans and covered loans	$7,510	$(8,349)	$(839)	$21,831	$(18,664)	$3,167
Mortgaged-backed securities	(1,848)	(1,664)	(3,512)	(3,041)	(3,593)	(6,634)
Investments (1)	(1,463)	103	(1,360)	(195)	256	61
All interest-earning assets	4,199	(9,910)	(5,711)	18,595	(22,001)	(3,406)
Interest expense:
Customer accounts	38	(1,791)	(1,753)	2,226	(8,239)	(6,013)
FHLB advances and other borrowings	(960)	(284)	(1,244)	(2,452)	657	(1,795)
All interest-bearing liabilities	(922)	(2,075)	(2,997)	(226)	(7,582)	(7,808)
Change in net interest income	$5,121	$(7,835)	$(2,714)	$18,821	$(14,419)	$4,402
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB & FRB stock
Provision (Reversal) for Loan Losses: The provision for loan losses amounted to a reversal of provision of $1,932,000 and $11,381,000 for the quarter and nine months ended June 30, 2015, respectively, as compared to a reversal of provision of $3,000,000 and $11,936,000 for the quarter and nine months ended June 30, 2014, respectively. The reversals of provision for loan losses are the result of the continued improvement of the Company's loan portfolio. The related improvement in the allowance for loan losses is in response to three primary factors: first, the amount of NPAs improved year-over-year; second, non-accrual loans as a percentage of net loans decreased from 1.30% at June 30, 2014, to 0.76% at June 30, 2015; and third, the percentage of loans 30 days or more delinquent decreased from 1.57% at June 30, 2014, to 0.98% at June 30, 2015.
The Company had net charge-offs of $313,000 for the quarter ended June 30, 2015, compared with $2,219,000 of net recoveries for the same quarter one year ago. Non-performing assets amounted to $128,883,000, or 0.90%, of total assets at June 30, 2015, compared to $162,357,000, or 1.10% of total assets at June 30, 2014. Non-accrual loans decreased from $94,226,000 at June 30, 2014, to $65,308,000 at June 30, 2015, a 30.7% decrease.
Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $107,977,000, or 1.17% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio. See Note E for further discussion and analysis of the allowance for loan losses for the quarter ended June 30, 2015.
Other Income: For the quarter and nine months ended June 30, 2015, total other income was $11,811,000 and $28,031,000 as compared to $8,072,000 and $20,562,000 for the quarter and nine months ended June 30, 2014 . Deposit fee income was $5,156,000 and $16,538,000 for the quarter and nine months ended June 30, 2015 compared to $4,036,000 and $9,120,000 for the quarter and nine months ended June 30, 2014. The increase was primarily due to the increase in branches and customers obtained through acquisitions during fiscal 2014. Loan fee income of $1,915,000 and $6,028,000 for the quarter and nine months ended June 30, 2015 was also higher than the same quarter and nine months of the prior year.
The remaining other income was $3,042,000 in the current quarter compared to $1,739,000 in the same quarter of the prior year. During the quarter, there was a $9,639,000 gain on the sale of $235,109,000 in available for sale securities. This was partially offset by a prepayment charge of $7,941,000 due to the payoff of a $100,000,000 Federal Home Loan Bank advance that was accruing interest at 4.49% and was scheduled to expire in September 2017. For the nine months ended June 30, 2015, other income was $6,380,000 compared to $5,774,000 in the same period of the prior year.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Expense: The quarter ended June 30, 2015 produced total other expense of $56,719,000 compared to $53,293,000 for the same quarter one year ago, a 6.4% increase. This increase was driven primarily by an increase in employees as well as occupancy, product delivery and marketing expenses related to the branch acquisitions during the 2014 fiscal year.
Total other expense for the quarters ended June 30, 2015 and 2014 equaled 1.57% and 1.47%, respectively, of average assets. The number of staff, including part-time employees on a full-time equivalent basis, was 1,839 and 1,948 at June 30, 2015 and 2014, respectively. Higher staff and occupancy expense were both due to an increase in the number of branches from 231 as of June 30, 2014 to 246 as of June 30, 2015.
Gain (Loss) on Real Estate Acquired Through Foreclosure: Gains (losses) recognized on real estate acquired through foreclosure was a net gain of $3,188,000 and $4,976,000 for the quarter and nine months ended June 30, 2015, respectively, as compared to a net loss of $2,056,000 and $3,454,000 for the quarter and nine month periods one year ago, respectively. The table below indicates some of the activity in the gain (loss) on real estate acquired through foreclosure in the periods indicated above.

	Quarter Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)

Net Gain on Sale	$2,970	$2,466	$8,446	$7,161
REO Net Writedowns	(57)	(2,953)	(1,489)	(6,069)
REO Operating Expenses	275	(1,569)	(1,982)	(4,546)
Gain (loss) on real estate acquired through foreclosure, net	$3,188	$(2,056)	$4,975	$(3,454)
Taxes: Income taxes increased to $21,727,000 for the quarter ended June 30, 2015, as compared to $21,092,000 for the same period one year ago. Income taxes for the nine months ended June 30, 2015 were $65,556,000 which was similar to the nine months ended June 30, 2014 as income before taxes was similar. The effective tax rate for both the quarters and nine months ended June 30, 2015 and June 30, 2014 was 35.75%. The Company expects a lower effective tax rate going forward due to the effects of the addition of Bank owned life insurance and increased investment in low income housing tax credit partnerships.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART II – Other Information
Item 1. Legal Proceedings
From time to time the Company and its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company’s financial position or results of operations.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2015 to April 30, 2015	278,327	$22.08	278,327	6,147,942
May 1, 2015 to May 31, 2015	787,647	21.87	787,647	5,360,295
June 1, 2015 to June 30, 2015	105,688	22.00	105,688	5,254,607
Total	1,171,662	$21.93	1,171,662	5,254,607
 ___________________

(1)
The Company's only stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 46,956,264 shares have been authorized for repurchase. This includes the authorization of an additional 5 million shares that may be repurchased under Washington Federal's share repurchase program that was announced in May 2015.

Item 3.        Defaults Upon Senior Securities
Not applicable

Item 4.        Mine Safety Disclosures
Not applicable

Item 5.        Other Information
Not applicable

Item 6.        Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer

	31.2	Section 302 Certification by the Chief Financial Officer

	32	Section 906 Certification by the Chief Executive Officer and the Chief Financial Officer

	101	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2015	/S/ ROY M. WHITEHEAD
ROY M. WHITEHEAD Chairman, President and Chief Executive Officer

August 7, 2015	/S/ DIANE L. KELLEHER
DIANE L. KELLEHER Senior Vice President and Chief Financial Officer