Form 10-K
period 2015-09-30
WASHINGTON FEDERAL INC
filed 2015-12-03
CIK 936528

United States
Securities and Exchange Commission
Washington, D.C. 20549
____________________________________
 FORM 10-K
____________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015.
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
Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant's common stock ("Common Stock") held on March 31, 2015, by non-affiliates was $2,046,569,111 based on the NASDAQ Stock Market closing price of $21.805 per share on that date. This is based on 93,857,790 shares of Common Stock that were issued and outstanding on this date, which excludes 1,230,504 shares held by all directors and executive officers of the Registrant.

At December 2, 2015, there were 93,038,843 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:
(1) Portions of the Registrant’s Annual Report to Stockholders for the fiscal year ended September 30, 2015, are incorporated into Part II, Items 5-8 and Part III, Item 12 of this Form 10-K.
(2) Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be held on January 20, 2016 are incorporated into Part III, Items 10-14 of this Form 10-K.

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
The Company's fiscal year end is September 30th. All references to 2015, 2014 and 2013 represent balances as of September 30, 2015, September 30, 2014 and September 30, 2013, respectively, or activity for the fiscal years then ended.
The business of the Bank consists primarily of attracting deposits from the general public and investing these funds in loans of various types, including first lien mortgages on single-family dwellings, construction loans, land acquisition and development loans, loans on multi-family and other income producing properties, home equity loans and business loans. It also invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations. Washington Federal has 247 branches located in Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. Through its subsidiaries, the Company is also engaged in real estate investment and insurance brokerage activities.

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

Certain branches of Bank of America, National Association. During the fiscal year 2014, the Bank acquired 74 branches from Bank of America, National Association. This included: effective as of the close of business on October 31, 2013, 11 branches located in New Mexico; effective as of the close of business on December 6, 2013, 40 branches that are located in Eastern Washington, Oregon, and Idaho; and effective as of the close of business on May 2, 2014, 23 branches that are located in Arizona and Nevada. The combined acquisitions provided $1.9 billion in deposit accounts, $13 million of loans, and $25 million in branch properties. The Bank paid a 1.99% premium on the total deposits and received $1.8 billion in cash from the transactions. The operating results of the Company include the operating results produced by the first eleven branches for the period from November 1, 2013 to September 30, 2015, for the additional forty branches from December 7, 2013 to September 30, 2015, and for the most recent twenty-three branches from May 3, 2014 to September 30, 2015.

South Valley Bancorp, Inc. Effective November 1, 2012, the Bank acquired South Valley Bancorp, Inc. and it's wholly owned subsidiary, South Valley Bank & Trust ("SVBT"), was merged into the Bank. The acquisition provided $361 million of net loans, $108 million of loans covered by an FDIC loss-sharing agreement, $736 million of deposit accounts, including $533 million in transaction deposit accounts and 24 branch locations in Central and Southern Oregon. Total consideration paid at closing was $44 million, including $34 million of Washington Federal common stock and $10 million of cash resulting from the collection of certain earn-out assets. The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period November 1, 2012 to September 30, 2015.

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

Pursuant to the purchase and assumption agreement with the FDIC, the Company received a cash payment from the FDIC for $30 million. The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities for the period December 16, 2011 to September 30, 2015.

Charter Bank. Effective October 14, 2011, the Bank acquired six branch locations, four in Albuquerque, New Mexico, and two in Santa Fe, New Mexico, from Charter Bank. The acquisition provided $255 million of deposits were acquired for a premium of $1.1 million. The operating results of the Company include the operating results produced by the assumed liabilities for the period October 14, 2011 to September 30, 2015.

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

	Average Statements of Financial Condition
	Year Ended September 30,
	2015			2014			2013
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)
Assets
Loans (1)	$8,598,435	$437,002	5.08%	$7,997,565	$430,850	5.39%	$7,818,781	$454,915	5.82%
Mortgage-backed securities	3,073,180	71,392	2.32	3,275,846	80,260	2.45	2,582,247	48,520	1.88
Investment securities (2)	1,634,441	20,318	1.24	1,866,560	20,964	1.12	1,446,493	12,492.86
FHLB & FRB stock	138,443	1,841	1.33	168,078	1,623.97		155,773	364.23
Total interest-earning assets	13,444,499	530,553	3.95%	13,308,049	533,697	4.01%	12,003,294	516,291	4.30%
Other assets	1,102,599			969,654			945,137
Total assets	$14,547,098			$14,277,703			$12,948,431
Liabilities and Stockholders’ Equity
Checking accounts	$2,458,314	1,036.04%		$1,888,478	1,259.07%		$1,244,149	936.08%
Passbook and statement accounts	659,938	660.10		558,146	607.11		377,581	566.15
Insured money market accounts	2,541,137	3,631.14		2,323,460	4,574.20		1,881,866	4,280.23
Certificate accounts (time deposits)	4,944,916	45,606.92		5,420,812	51,966.96		5,479,541	62,010	1.13
Repurchase agreements with customers	52,382	121.23		46,905	118.25		37,913	111.29
FHLB advances	1,848,904	66,018	3.57	1,955,205	69,553	3.56	1,905,479	68,256	3.58
Securities sold under agreements to repurchase	—	—	—	—	—	—	—	—	—
Total interest-bearing liabilities	12,505,591	117,072.94%		12,193,006	128,077	1.05%	10,926,529	136,159	1.25%
Other liabilities	88,912			114,746			99,746
Total liabilities	12,594,503			12,307,752			11,026,275
Stockholders’ equity	1,952,595			1,969,951			1,922,156
Total liabilities and stockholders’ equity	$14,547,098			$14,277,703			$12,948,431
Net interest income/Interest rate spread		$413,481	3.01%		$405,620	2.96%		$380,132	3.05%
Net interest margin (3)			3.08%			3.05%			3.17%
   ___________________

(1)
The average balance of loans includes nonaccruing loans and covered loans, interest on which is recognized on a cash basis. It also includes net accretion of deferred loan fees and costs of $29.7 million, $27.8 million and $26.4 million for years 2015, 2014 and 2013, respectively.

(2)	Includes cash equivalents and non MBS investments, such as U.S. agency obligations, mutual funds, corporate bonds, and municipal bonds.

(3)	Net interest income divided by average interest-earning assets.

Lending Activities
General. The Company's net portfolio of loans totaled $9.2 billion at September 30, 2015, representing approximately 63% of its total assets. The Bank's lending activity is concentrated in the origination of loans secured by real estate, including long-term fixed-rate and adjustable-rate mortgage loans, adjustable-rate construction loans, adjustable-rate land development loans, fixed-rate and adjustable rate multi-family loans and fixed-rate and adjustable rate business loans.

The following table sets forth the composition of the Bank’s gross loan portfolio, by loan type, as of September 30 for the years indicated.

	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
					(In thousands)
Loans (excluding covered loans):
Single-family residential	$5,670,959	57.8%	$5,572,244	92.6%	$5,373,950	64.3%	$5,779,264	70.2%	$6,218,878	70.6%
Construction – speculative (2)	200,509	2.0	140,060	1.6	130,778	1.6	131,526	1.6	140,459	1.6
Construction – custom (2)	396,307	4.0	385,824	4.3	302,722	3.6	211,690	2.6	279,851	3.2
Land – acquisition and development (1)	96,679	1.0	80,359	0.9	81,660	1.0	128,379	1.6	200,692	2.3
Land – consumer lot loans	106,815	1.1	111,130	1.3	124,984	1.5	141,844	1.7	163,146	1.9
Multi-family	1,129,045	11.6	920,285	10.4	835,598	10.0	710,741	8.6	700,673	8.0
Commercial Real Estate	1,152,652	11.7	752,957	8.5	625,293	7.5	406,364	4.9	303,442	3.2
Commercial & Industrial	657,222	6.7	434,088	4.9	326,450	3.9	166,115	2.0	109,332	1.2
HELOC	139,692	1.4	134,455	1.5	133,631	1.6	126,942	1.5	115,092	1.2
Consumer	197,481	2.0	138,315	1.6	55,479	0.7	63,471	0.8	67,509	0.1
Total non-covered loans	$9,747,361	99.3	$8,669,717	97.6	$7,990,545	95.7	$7,866,336	95.5	$8,299,074	94.4
Covered loans	75,909	0.7	213,203	2.4	362,248	4.3	373,455	4.5	495,358	5.6
GROSS LOANS	9,823,270	100.0%	8,882,920	100.0%	8,352,793	100.0%	8,239,791	100.0%	8,794,432	100.0%
Less LIP, Allowance, net def. fees & discounts	(652,636)		(558,122)		(528,816)		(499,417)		(476,372)
NET LOANS	$9,170,634		$8,324,798		$7,823,977		$7,740,374		$8,318,060

The following table summarizes the Company’s total loan portfolio, excluding covered loans, due for the periods indicated as of September 30, 2015 based on their contractual terms to maturity or repricing. Amounts are presented prior to deduction of discounts, premiums, loans in process, deferred net loan origination fees and allowance for loan losses.

	Total	Less than 1 Year	1 to 5 Years	After 5 Years
	(In thousands)
Single-family residential	$5,670,959	$169,651	$449,015	$5,052,293
Construction – speculative	200,509	191,989	6,337	2,183
Construction – custom	396,307	308,114	86,323	1,870
Land – acquisition and development	96,679	91,973	516	4,190
Land – consumer lot loans	106,815	11,107	16,743	78,965
Multi-family	1,129,045	138,293	790,064	200,688
Commercial real estate	1,152,652	622,279	270,749	259,624
Commercial & industrial	657,222	345,446	125,499	186,277
HELOC	139,692	139,477	215	—
Consumer	197,481	90,759	24,170	82,552
	$9,747,361	$2,109,088	$1,769,631	$5,868,642
Loans maturing after one year:
Adjustable-rate	$1,606,271
Fixed-rate	6,032,003
Total	$7,638,274
The original contractual loan payment period for residential mortgage loans originated by the Company normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans have a weighted average life of four to ten years.
Lending Programs and Policies. The Bank's principal lending activity is the origination of real estate mortgage loans to purchase or refinance single-family residences. The Bank also originates a significant number of multi-family residential and commercial loans, along with construction and land development loans. At September 30, 2015, single-family residential loans totaled $5.7 billion, or 57.8% of the Bank's gross loan portfolio; construction- speculative loans totaled $201 million, or 2.0% of the Bank's gross loan portfolio; construction - custom loans totaled $396 million, or 4.0% of the Bank's gross loan portfolio; land acquisition and development loans totaled $97 million, or 1.0% of the Bank's gross loan portfolio; land - consumer lot loans totaled $107 million, or 1.1% of the Bank's gross loan portfolio; multi-family loans totaled $1.1 billion, or 11.6% of the Bank's gross loan portfolio; commercial real estate loans totaled $1.2 billion, or 11.7% of the Bank's gross loan portfolio; commercial and industrial loans totaled $657 million, or 6.7% of the Bank's gross loan portfolio; HELOC loans totaled $140 million, or 1.4% of the Bank's gross loan portfolio and consumer loans totaled $197 million, or 2.0% of the Bank's gross loan portfolio.
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

When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, the Bank considers the additional risk inherent in these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total balance for loans with loan-to-value ratios exceeding 80% at origination as of September 30, 2015, was $529 million, with allocated reserves of $10.6 million.
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
It is the Bank's policy to obtain title insurance ensuring that it has a valid first lien on the mortgaged real estate serving as collateral. Borrowers must also obtain hazard insurance prior to closing and, when required by regulation, flood insurance. Borrowers may be required to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums when due.
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

Commercial loans are based upon Management's assessment of the borrower's ability and willingness to repay along with an evaluation of secondary repayment sources such as the value and marketability of collateral. Most such loans are extended to closely held businesses and the personal guaranty of the principals is usually obtained. Commercial loans have a relatively high risk of default compared to residential real estate loans. Pricing of commercial loans is based on the credit risk of the borrower with consideration given to the overall relationship of the borrower, including deposits. The acquisition of business deposits is an important focus of this business line. The Bank provides a full line of treasury management products to support the depository needs of our clients.

Consumer loans. The Bank's $197.5 million consumer loan portfolio consists of approximately $167.1 million in prime quality student loans acquired from an independent financial investment firm that retains 1% of each loan, plus various other consumer loans acquired through acquisitions. The acquired consumer loans include home improvement loans made through third party originators that bear interest at rates of 10% and higher. Due to the nature of these loans, the average charge-off rate has been 3-5% per year. After extensive review of this program, the Bank decided in fiscal 2009 to cease origination of these consumer loans, as the risk profile did not match with the Bank's long-term business plan. The Bank will continue to service the portfolio until the balances are repaid.

Home equity loans. The Bank extends revolving lines of credit to consumers that are secured by a first or second mortgage on a single family residence. The interest rates on these loans adjust monthly indexed to prime. Total loan-to-value ratios when combined with any underlying first liens are limited to 80% or less. Loan terms are a ten year draw period followed by a fifteen year amortization period.
Origination and Purchase of Loans. The Bank has general authority to lend anywhere in the United States; however, its primary lending areas are within the states of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. Loan originations come from a number of sources. Residential loan originations result from referrals from real estate brokers, walk-in customers, purchasers of property in connection with builder projects that are financed by the Bank, mortgage brokers and refinancings for existing customers. Business purpose loans are obtained primarily by direct solicitation of borrowers and ongoing relationships.

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

The table below shows total loan origination, purchase and repayment activities on loans of the Bank for the years indicated.

	2015	2014	2013	2012	2011
	(In thousands)
Loans originated (1):
Single-family residential	$705,741	$696,999	$707,310	$539,222	$557,902
Construction – speculative	263,532	170,539	173,446	146,494	126,042
Construction – custom	365,220	359,073	304,156	210,308	289,113
Land – acquisition & development	78,818	53,960	22,590	21,323	14,957
Land – consumer lot loans	21,422	12,441	14,324	13,169	9,968
Multi-family	349,442	239,352	309,636	189,692	122,618
Commercial real estate	600,610	258,367	163,577	87,471	18,120
Commercial & industrial	642,309	332,871	225,809	143,849	134,940
HELOC	74,455	47,054	44,872	38,750	33,711
Consumer	1,966	1,359	315	—	219
Total loans originated	3,103,515	2,172,015	1,966,035	1,390,278	1,307,590

Loans purchased (2)	279,936	211,228	646,408	129,670	400

Loan principal repayments	(2,418,547)	(1,857,597)	(2,353,061)	(1,964,593)	(1,822,128)

Net change in loans in process, discounts, etc. (3)	(119,068)	(24,825)	(175,779)	(133,041)	(125,979)
Net loan activity increase (decrease)	$845,836	$500,821	$83,603	$(577,686)	$(640,117)

Beginning balance	$8,324,798	$7,823,977	$7,740,374	$8,318,060	$8,958,177
Ending balance	$9,170,634	$8,324,798	$7,823,977	$7,740,374	$8,318,060
 ___________________

(1)	Includes undisbursed loan in process and does not include savings account loans, which were not material during the periods indicated.

(2)	Includes non-covered loans acquired through acquisitions and whole loan purchases.
(3) Includes non-cash transactions

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
The Bank receives fees for originating loans in addition to various fees and charges related to existing loans, including prepayment charges, late charges and assumption fees. In making one-to-four- family home mortgage loans, the Bank normally charges an origination fee and as part of the loan application, the borrower pays the Bank for out-of-pocket costs, such as the appraisal fee, whether or not the borrower closes the loan. The interest rate charged is normally the prevailing rate at the time the loan application is approved and accepted. In the case of construction loans, the Bank normally charges an origination fee. Loan origination fees and other terms of multi-family residential loans are individually negotiated.
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
Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest or principal is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. The Bank does not accrue interest on loans 90 days past due or more. See Note A to the Consolidated Financial Statements included in Item 8 hereof for additional information.
The Company will consider modifying the interest rate and terms of a loan if it determines that a modification is deemed to be the best option available for collection in full or to minimize the loss to the Bank. Most loans restructured in troubled debt restructurings ("TDRs") are accruing and performing loans where the borrower has proactively approached the Bank about a modification due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The modification of these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. Principal forgiveness generally is not an available option for restructured loans. As of September 30, 2015, single-family residential loans comprised 86% of restructured loans. The Bank reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic market conditions.
Real estate acquired by foreclosure or deed-in-lieu thereof (“REO” or “Real Estate Owned”) is classified as real estate held for sale until it is sold or transferred to Real Estate Held for Investment (“REHI”). When property is acquired, it is recorded at the fair market value less estimated selling costs at the date of acquisition. Interest accrual ceases on the date of acquisition and all costs incurred in maintaining the property from that date forward are expensed as incurred. Costs incurred for the improvement or development of such property are capitalized. See Note A to the Consolidated Financial Statements included in Item 8 hereof for additional information.

The following table sets forth information regarding restructured and non-accrual loans and REO held by the Bank at the dates indicated.

	2015	2014	2013	2012	2011
	(In thousands)
Performing restructured loans	$289,587	$350,653	$391,415	$403,238	$320,018
Non-Performing restructured loans	13,126	24,090	24,281	30,040	57,478
Total restructured loans	302,713	374,743	415,696	433,278	377,496
Non-accrual loans:
Single-family residential	59,074	74,067	100,460	131,193	126,624
Construction – speculative	754	1,477	4,560	10,634	15,383
Construction – custom	732	—	—	539	635
Land – Acquisition & development	—	811	2,903	13,477	37,339
Land – consumer lot loans	1,273	2,637	3,337	5,149	8,843
Multi-family	2,558	1,742	6,573	4,185	7,664
Commercial real estate	2,176	5,106	11,736	7,653	11,380
Commercial & industrial	—	7	477	16	1,679
HELOC	563	795	263	198	481
Consumer	680	789	990	383	437
Total non-accrual loans (1)	67,810	87,431	131,299	173,427	210,465
Total REO (2)	57,191	55,072	72,925	80,800	129,175
Total REHI(3)	3,576	4,808	9,392	18,678	30,654
Total non-performing assets	128,577	147,311	213,616	272,905	370,294
Total non-performing assets and performing restructured loans	$418,164	$497,964	$605,031	$676,143	$690,312
Total non-performing assets and restructured loans as a percent of total assets	2.87%	3.37%	4.62%	5.42%	5.14%
Total non-performing assets to total assets	0.88%	1.00%	1.63%	2.19%	2.76%
 ___________________

(1)
Had these loans performed according to their original contract terms, the Bank would have recognized interest income of approximately $6,410,000 in 2015. In addition to the nonaccrual loans reflected in the above table, at September 30, 2015, the Bank had $99,246,928 of loans that were less than 90 days delinquent but that were classified as substandard for one or more reasons. If these loans were deemed nonperforming, the Company's ratio of total nonperforming assets and restructured loans as a percent of total assets would have been 3.55% at September 30, 2015. For a discussion of the Company's policy for placing loans on nonaccrual status, see Note A to the Consolidated Financial Statements included in Item 8 hereof.

(2)	Total REO includes real estate held for sale acquired in settlement of loans or acquired from purchased institutions in settlement of loans. Excludes covered REO.

(3)	Total REHI includes real estate held for investment acquired in settlement of loans.

The following table analyzes the Bank’s allowance for loan losses at the dates indicated.

	September 30,
	2015	2014	2013	2012	2011
	(In thousands)
Beginning balance	$114,591	$116,741	$133,147	$160,926	$163,094
Charge-offs:
Single-family residential	5,524	8,529	20,947	53,789	38,465
Construction – speculative	388	949	1,446	4,916	13,197
Construction – custom	—	—	481	—	237
Land – Acquisition & development	38	541	3,983	16,978	39,797
Land – consumer lot loans	459	658	1,363	2,670	4,196
Multi-family	—	—	1,043	1,393	1,950
Commercial real estate	1,711	105	747	814	1,593
Commercial & industrial loans	3,354	826	1,145	249	4,733
HELOC	66	48	163	232	939
Consumer	3,060	3,443	2,783	3,538	4,602
	14,600	15,099	34,101	84,579	109,709
Recoveries:
Single-family residential	13,403	17,684	9,416	8,164	3,072
Construction – speculative	120	97	501	711	2,143
Construction – custom	—	—	—	—	—
Land – Acquisition & development	207	3,071	4,105	1,341	2,271
Land – consumer lot loans	221	22	40	—	—
Multi-family	220	—	171	504	71
Commercial real estate	735	33	17	225	328
Commercial & industrial loans	1,374	5,043	95	2,366	1,925
HELOC	2	—	—	66	185
Consumer	3,688	3,513	2,000	1,480	1,429
	19,970	29,463	16,345	14,857	11,424
Net charge-offs (recoveries)	(5,370)	(14,364)	17,756	69,722	98,285
Transfer to unfunded commitments	(175)	(2,910)	—	—	—
Provision for (reversal of) reserve for covered loans	(2,244)	2,244	—	(3,766)	3,766
Provision for (reversal of) loan loss reserve	(10,713)	(15,848)	1,350	45,709	92,351
Ending balance (1)	$106,829	$114,591	$116,741	$133,147	$160,926
Ratio of net charge-offs (recoveries) to average loans outstanding	(0.06)%	(0.18)%	0.23%	0.87%	1.14%
 ___________________
(1) This does not include a reserve for unfunded commitments of $3,085,000; $2,910,000; and $3,444,000 for the years ended 2015, 2014, and 2013, respectively.

The following table sets forth the allocation of the Bank’s allowance for loan losses at the dates indicated.

	September 30,
	2015		2014		2013		2012		2011
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
	(In thousands)
Allowance allocation:
Single-family residential	$47,450	57.8%	$62,763	62.6%	$64,184	64.3%	$81,815	70.2%	$83,307	70.6%
Construction – speculative	6,680	2.0	6,742	1.6	8,407	1.6	12,060	1.6	13,828	1.6
Construction – custom	990	4.0	1,695	4.3	882	3.6	347	2.6	623	3.2
Land – acquisition & development	5,753	1.0	5,592.9		9,165	1.0	15,598	1.6	32,719	2.3
Land – consumer lot loans	2,946	1.1	3,077	1.3	3,552	1.5	4,937	1.7	5,520	1.9
Multi-family	5,304	11.6	4,248	10.4	3,816	10.0	5,280	8.6	7,623	8.0
Commercial real estate	8,953	11.7	7,548	8.5	5,595	7.5	1,956	4.9	4,331	3.5
Commercial & industrial	24,980	6.7	16,527	4.9	16,614	3.9	7,626	2.0	5,099	1.2
HELOC	835	1.4	928	1.5	1,002	1.6	965	1.5	1,139	1.3
Consumer	2,938	2.0	3,227	1.6	3,524	0.7	2,563	0.8	2,971	0.8
Covered loans	—	0.7	2,244	2.4	—	4.3	—	4.5	3,766	5.6
Unallocated	—		—		—		—		—
Total allowance for loan losses (2)	$106,829	100%	$114,591	100%	$116,741	100%	$133,147	100%	$160,926	100%
 ___________________

(1)	Represents the total amount of the loan category as a percentage of total loans outstanding.

(2)	This does not include a reserve for unfunded commitments of $3,085,000; $2,910,000; and $3,444,000 for the years ended 2015, 2014, and 2013, respectively.
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
The following table sets forth the composition of the Bank’s investment portfolio at the dates indicated.

	September 30,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. government and agency obligations	$486,968	$482,464	$729,299	$731,943	$534,792	$533,975
Mutual Fund Investments	100,422	101,952	100,500	101,387	100,500	101,237
Corporate Bonds	506,172	505,800	505,741	509,007	449,750	452,015
State and political subdivisions	23,970	27,123	20,402	23,681	20,422	22,545
Agency pass-through certificates	2,788,003	2,797,938	3,109,904	3,083,726	2,900,066	2,834,025
Other commercial MBS	103,131	102,706	98,851	98,916	—	—
	$4,008,666	$4,017,983	$4,564,697	$4,548,660	$4,005,530	$3,943,797
The investment portfolio at September 30, 2015 was categorized by maturity as follows:

	Amortized Cost	Wtd Avg Yield
	(In thousands)
Due in less than 1 year	$25,287	0.55%
Due after 1 year through 5 years	518,707	1.25
Due after 5 years through 10 years	220,374	1.51
Due after 10 years	3,244,298	2.74
	$4,008,666	2.47%
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
Certificates with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year but less than four years, the penalty is 180 days of interest. When the maturity is greater than four years, the penalty is 365 days interest. Early withdrawal penalties during 2013, 2014 and 2015 amounted to approximately $548,000, $552,000 and $546,000, respectively.

The Bank’s deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. The Bank does not advertise for deposits outside of these states.

The following table sets forth certain information relating to the Company’s deposits at the dates indicated.

	September 30,
	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)		(In thousands)		(In thousands)
Balance by interest rate:
Checking accounts	$2,555,766.06%		$2,331,170.06%		$1,247,885.08%
Passbook and statement accounts	700,794.10		622,546.10		404,937.15
Money market accounts	2,564,318.13		2,536,971.18		1,888,020.23
	5,820,878		5,490,687		3,540,842
Fixed-rate certificates:
Under 2.00%	4,303,475		4,524,158		4,716,427
2.00% to 2.99%	501,409		602,683		631,256
3.00% to 3.99%	5,156		98,610		175,549
4.00% to 4.99%	150		146		25,335
5.00% to 5.99%	635		644		862
	4,810,825		5,226,241		5,549,429
	$10,631,703		$10,716,928		$9,090,271
The following table sets forth, by various interest rate categories, the amount of certificates of deposit of the Company at September 30, 2015, which mature during the periods indicated.

	Maturing in
	1 to 3 Months	4 to 6 Months	7 to 12 Months	13 to 24 Months	25 to 36 Months	37 to 60 Months	Total
	(In thousands)
Fixed-rate certificates:
Under 2.00%	$895,807	$944,771	$849,548	$744,034	$318,816	$550,499	$4,303,475
2.00% to 2.99%	34,772	35,683	101,306	323,727	1,730	4,191	501,409
3.00 to 3.99%	28	118	47	996	68	3,899	5,156
4.00 to 4.99%	—	69	52	14	3	12	150
5.00 to 5.99%	—	—	111	22	500	2	635
Total	$930,607	$980,641	$951,064	$1,068,793	$321,117	$558,603	$4,810,825

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
At September 30, 2015, the Bank had $420,963,000 of certificates of deposit in amounts of $250,000 or more outstanding, maturing as follows: $71,093,000 within 3 months; $112,670,000 over 3 months through 6 months; $30,464,000 over 6 months through 12 months; and $206,736,000 thereafter.

The following table sets forth the customer account and customer repurchase activities of the Company for the years indicated.

	September 30,
	2015	2014	2013
	(In thousands)
Deposits	$3,770,598	$3,995,756	$3,568,826
Acquired deposits	—	1,853,798	735,000
Withdrawals	(3,906,877)	(4,281,421)	(3,858,076)
Net increase (decrease) in deposits before interest credited	(136,279)	1,568,133	445,750
Interest credited	51,054	58,524	67,903
Net increase (decrease) in customer accounts	$(85,225)	$1,626,657	$513,653

Borrowings. The Bank obtains advances from the FHLB upon the security of the FHLB capital stock it owns and certain of its loans, provided certain standards related to credit worthiness have been met. See “Regulation-Washington Federal-Federal Home Loan Bank System” below. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Company's credit worthiness. The FHLB is required to review its credit limitations and standards at least annually. FHLB advances have, from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand the Bank's lending program. The Company had $1.8 billion of FHLB advances outstanding at September 30, 2015.
The Bank may need to borrow funds for short periods of time to meet day-to-day financing needs. In these instances, funds are borrowed from other financial institutions or the Federal Reserve, for periods generally ranging from one to seven days at the then current borrowing rate. At September 30, 2015, the Bank had no such short-term borrowings.

The Bank also offers two forms of repurchase agreements to its customers. One form has an interest rate that floats like that of a money market deposit account. The other form has a fixed rate and is offered in a minimum denomination of $100,000. Both forms are fully collateralized by securities. These obligations are not insured by FDIC and are classified as borrowings for regulatory purposes. The Bank had $56.3 million of such agreements outstanding at September 30, 2015.

The following table presents certain information regarding borrowings of the Bank for the years indicated.

	September 30,
	2015	2014	2013
	(In thousands)
FHLB advances:
Average balance outstanding	$1,848,904	$1,955,205	$1,905,479
Maximum amount outstanding at any month-end during the period	1,930,000	2,083,226	1,930,000
Weighted-average interest rate during the period (1)	3.57%	3.56%	3.57%

Securities sold to customers under agreements to repurchase:
Average balance outstanding	$52,382	$46,905	$37,913
Maximum amount outstanding at any month-end during the period	62,315	51,615	46,128
Weighted-average interest rate during the period (1)	0.23%	0.25%	0.29%

Total average borrowings:	$1,901,286	$2,002,110	$1,943,392
Weighted-average interest rate on total average borrowings (1)	3.48%	3.42%	3.51%
 ___________________

(1)	Interest expense divided by average daily balances.

Other Ratios
The following table sets forth certain ratios related to the Company for the periods indicated.

	September 30,
	2015	2014	2013
Return on assets (1)	1.10%	1.10%	1.17%
Return on equity (2)	8.21	7.99	7.88
Average equity to average assets	13.42	13.80	14.84
Dividend payout ratio (3)	32.14	26.45	24.83
___________________

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends paid per share divided by net income per share.

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

	September 30,
	2015 vs. 2014 Increase (Decrease) Due to			2014 vs. 2013 Increase (Decrease) Due to			2013 vs. 2012 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)			(In thousands)
Interest income:
Loan portfolio	$30,507	$(24,355)	$6,152	$10,399	$(34,464)	$(24,065)	$(11,925)	$(17,993)	$(29,918)
Mortgage-backed securities	(4,941)	(3,927)	(8,868)	15,032	16,708	31,740	(15,610)	(32,012)	(47,622)
Investments (1)	(2,594)	2,166	(428)	4,291	5,440	9,731	2,370	1,190	3,560
All interest-earning assets	22,972	(26,116)	(3,144)	29,722	(12,316)	17,406	(25,165)	(48,815)	(73,980)
Interest expense:
Customer accounts	1,879	(9,349)	(7,470)	8,670	(18,049)	(9,379)	2,673	(21,709)	(19,036)
FHLB advances and other borrowings	(3,358)	(177)	(3,535)	2,340	(1,043)	1,297	(26,997)	(11,057)	(38,054)
All interest-bearing liabilities	(1,479)	(9,526)	(11,005)	11,010	(19,092)	(8,082)	(24,324)	(32,766)	(57,090)
Change in net interest income	$24,451	$(16,590)	$7,861	$18,712	$6,776	$25,488	$(841)	$(16,049)	$(16,890)
___________________

(1)	Includes interest on cash equivalents and dividends on stock of the FHLB of Des Moines and FRB of San Francisco.

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
During the past year, interest rates on our earning assets and our interest-bearing liabilities have both declined. The rates on earning assets have declined 6 bps which is less than the reduction in costs of interest-bearing liabilities of 10 bps, so the net interest margin has increased to 3.08% compared to 3.05% in the prior year.
Interest rate risk arises in part due to the Bank's significant holdings of fixed-rate single-family home loans, which are longer-term than the customer accounts that constitute its primary liabilities. Accordingly, assets do not usually respond as quickly to changes in interest rates as liabilities. In the absence of action by Management, net interest income can be expected to decline when interest rates rise and to expand when interest rates fall. Shortening the maturity or repricing of the investment portfolio is one action that management can take. The composition of the investment portfolio was 41% variable rate and 59% fixed rate as of September 30, 2015 to provide some protection against the potential for rising rates. In addition, the Bank is producing more short term or variable rate loans and has increased less rate sensitive transaction accounts to 45% of the deposit portfolio.
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
2015
Net Interest Income (in millions)- left axis
Year End Spread - right axis

The following table shows the estimated repricing periods for earning assets and paying liabilities.

	Repricing Period
	Within One Year	After 1 year - before 6 Years	Thereafter	Total
As of September 30, 2015	(In thousands)
Earning Assets (1)	$4,857,276	$4,730,256	$3,925,481	$13,513,013
Paying Liabilities	(6,804,769)	(3,619,159)	(2,043,780)	(12,467,708)
Excess (Liabilities) Assets	$(1,947,493)	$1,111,097	$1,881,701

Excess as % of Total Assets	(13.40)%
Policy limit for one year excess	(20.00)%
(1) Asset repricing period includes estimated prepayments based on historical activity

At September 30, 2015, the Company had approximately $1.9 billion more liabilities than assets subject to repricing in the next year, which amounted to a negative maturity gap of 13.40% of total assets, approximately the same gap as the prior year. The excess of liabilities relative to assets that will be repricing within the next year subjects the Company to decreasing net interest income should interest rates rise. However, if management were to take steps to change the size and/or mix of the balance sheet or slow the repricing of deposit rates upward, rising rates might not cause a decrease in net interest income.
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

	Potential Impact on Net Income
Basis Point Increase in Interest Rates	As of 09/30/15	As of 09/30/14
	(In thousands)
100	$(413)	$448
200	(9,288)	(6,190)
300	(22,292)	(14,745)

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

Another method used to quantify interest rate risk is the net portfolio value (“NPV”) analysis. This analysis calculates the difference between the present value of interest-bearing liabilities and the present value of expected cash flows from interest-earning assets and off-balance-sheet contracts. The following tables set forth an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (measured in 100-basis-point increments). The improvement in the net portfolio value sensitivity during the year is due to shorter estimated lives of our assets and a higher beginning net portfolio value position. Comparing the NPV with no change in interest rates from September 30, 2015 to the prior year end, NPV decreased $27.3 million or 1%.
These are expressed as a percentage of assets in the table below.
September 30, 2015

Change in Interest Rates	Estimated NPV Amount	Estimated (Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)	(In thousands)	(In thousands)
300	$1,852,417	$(874,372)	14.03%
200	2,190,841	(535,948)	15.91
100	2,500,300	(226,490)	17.45
No change	2,726,790	—	18.39

September 30, 2014

Change in Interest Rates	Estimated NPV Amount	Estimated (Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)	(In thousands)	(In thousands)
300	$1,803,038	$(954,076)	13.68%
200	2,158,694	(598,421)	15.68
100	2,448,453	(268,661)	17.35
No change	2,754,114	—	18.53

As of September 30, 2015 and 2014, the Company was in compliance with all of its interest rate risk policy guidelines.

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
Statewide Mortgage Services Company is incorporated under the laws of the state of Washington. It holds and markets real estate held for investment. As of September 30, 2015, Statewide Mortgage Services held $3,576,000 of real estate held for investment and $10,555,886 of property and land.
Washington Services, Inc. is incorporated under the laws of the state of Washington. It holds certain branch properties and equipment and also acts as a trustee under deeds of trust as to which the Bank is beneficiary. As of September 30, 2015, Washington Services, Inc. held $199,246 of property and equipment.
First Mutual Sales Finance, Inc.is incorporated under the laws of the State of Delaware. It services consumer loans. The Board of Directors of the Company have approved the merger of this wholly owned subsidiary into the Bank effective November 13, 2015 subject to regulatory approval.

Employees
As of September 30, 2015, the Company had approximately 1,838 employees, including the full-time equivalent of 41 part-time employees and its service corporation employees. None of these employees are represented by a collective bargaining agreement, and the Company has enjoyed harmonious relations with its personnel.
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

Restrictions on Company Dividends. The Company’s ability to pay dividends to its shareholders is affected by several factors. Since the Company is a separate legal entity from the Bank and its subsidiaries and does not have significant operations of its own, the Company may not be able to pay dividends to its shareholders if the Bank is unable to pay dividends to the Company. The Bank’s ability to pay dividends is subject to various regulatory restrictions. See “Washington Federal, National Association, wholly owned subsidiary (Bank) - Restrictions on Dividends.” In addition, the Company’s ability to pay dividends is subject to rules and policies of the Federal Reserve. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends only out of income available over the past year and only if prospective earnings retention is consistent with the company’s expected future needs and financial condition. New capital rules adopted by the Federal Reserve which became effective in January 2015 may limit the Company’s ability to pay dividends if the Company fails to meet certain requirements under the rules. See “Washington Federal, National Association, wholly owned operating subsidiary (Bank).”
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

Washington Federal, National Association, wholly owned operating subsidiary (Bank)

General. The Bank is a federally-chartered national bank and certain deposits of the bank are federally insured and backed by the full faith and credit of the United States government. Accordingly, the Bank is subject to broad federal regulation and oversight by its primary regulator, the OCC, extending to all aspects of its operations. The Bank is a member of the FDIC and its deposits are insured up to applicable limits of the Depository Insurance Fund (“DIF”), which is administered by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

As a national bank, the Bank is required to be a member of the Federal Reserve. As a member, it is required to purchase and maintain stock in the Federal Reserve Bank of San Francisco (“FRBSF”) in an amount equal to 3.00% of the paid-up capital stock and surplus of the Bank and have available another 3.00% in reserves. At September 30, 2015, the Bank had $24.0 million in FRBSF stock, which was in compliance with this requirement.
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

On October 9, 2013, the CFPB entered a Consent Order against the Bank that required the Bank to pay a civil money penalty of $34,000, and to adopt an enhanced compliance program related to reporting Home Mortgage Disclosure Act (HMDA) data.  The Bank has adopted an enhanced HMDA program, which continues to be subject to review by the CFPB. The Bank believes it is in compliance with all material terms of the Order.
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
Insurance of Deposit Accounts. Under the Dodd-Frank Act, the maximum amount of federal deposit insurance coverage was permanently increased from $100,000 to $250,000 per depositor, per institution. Due to the significant number of bank failures and the current balance of the DIF, the Company anticipates continued elevated FDIC premiums for the industry going forward. Continued credit quality improvements have lessened this increase for the Company. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act raises the minimum designated reserve ratio, which the FDIC is required to set each year for the DIF, to 1.35% and requires that the DIF meets that minimum ratio by September 30, 2020. It eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute.

All insured institutions are also required to pay quarterly assessments to the FDIC in order to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the federal government that was established to recapitalize a predecessor to the DIF. These assessments will continue until the FICO bonds mature, which will be between 2017 and 2019. The FICO assessment rate is subject to quarterly adjustment. The current rate is 0.0060% of average consolidated total assets minus tangible equity.

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

Other capital distributions, such as stock repurchases, generally require the approval of the OCC. Failure to meet minimum capital requirements may place certain restrictions on the payment of dividends and stock repurchases.
Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Des Moines, which is one of 11 regional FHLBs that provide funding to their members for making home mortgage loans, as well as loans for affordable housing and community development. Each FHLB serves members within its assigned region and is funded primarily through proceeds derived from the sale of consolidated obligations of the FHLB system. Loans are made to members in accordance with the policies and procedures established by the Board of Directors of the FHLB. At September 30, 2015, the Company's advances from the FHLB amounted to $1.8 billion. As a member, the Bank is required to purchase and maintain stock in the FHLB of Seattle. At September 30, 2015, the Company had $83.2 million in FHLB Des Moines stock, which was in compliance with this requirement.
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

Regulatory Capital Requirements. Bank holding companies and federally insured banks are required to maintain minimum levels of regulatory capital. The Federal Reserve establishes capital standards applicable to all bank holding companies, and the OCC establishes capital standards applicable to all national banks. The Federal Reserve and the OCC have implemented new capital rules that became effective on January 1, 2015 that substantially amend the existing capital rules for bank holding companies and banks. These new rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act.

The recent rules implemented a new capital ratio of common equity Tier 1 capital to risk based assets. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments) as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI which the Company and the Bank have done. Tier 1 capital also includes non-cumulative perpetual preferred stock and limited amounts of minority interests. Regulatory deductions from capital include goodwill and intangible assets. The new rules modify the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. Total capital consists of Tier 1 capital and supplementary capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital as well as general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of Tier 1 capital.
In determining the required amount of risk-based capital, total assets, including certain off-balance-sheet items, are multiplied by a risk-weight factor based on the risks inherent in the type of assets held by an institution. The risk categories range from 0% for low-risk assets such as U.S. Treasury securities and GNMA securities to 100% for various types of loans and other assets deemed to be of higher risk. Single-family residential loans having loan-to-value ratios not exceeding 80% and meeting certain additional criteria, as well as certain multi-family residential loans, qualify for a 50% risk-weight treatment. The book value of each asset is multiplied by the risk factor applicable to the asset category, and the sum of the products of this calculation equals total risk-weighted assets. The new rules make changes in the methods of calculating certain risk-based assets, which in turn affects the calculation of risk-based ratios. Higher or more sensitive risk weights are assigned to various categories of assets, among which are commercial real estate, credit facilities that finance the acquisition, development or construction of real property, certain exposures or credit that are 90 days past due or are nonaccrual, foreign exposures, certain corporate exposures, securitization exposures, equity exposures and in certain cases mortgage servicing rights and deferred tax assets.

Both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%. In addition, both the Company and the Bank are required to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. Both the Company and the Bank are required to establish a “conservation buffer”, consisting of common equity Tier 1 capital, equal to 2.5%. The capital conservation buffer is designed to ensure that banks build up capital buffers outside periods of stress which can be drawn down as losses are incurred. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The conservation buffer will be phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the rules will also have phase-in periods.

The Federal Reserve and the OCC are also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. Management believes that the current capital levels of the Company and the Bank are sufficient to be in compliance with the fully phased-in standards under the new rules.
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
For information regarding the Company's and the Bank's compliance with each of these capital requirements at September 30, 2015, see Note M to the Consolidated Financial Statements included in Item 8 hereof.
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
An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits, generally. Any institution that is neither well capitalized nor adequately capitalized is considered undercapitalized. Federal law authorizes the OCC to reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. The OCC may not reclassify a significantly undercapitalized institution as critically undercapitalized. As of September 30, 2015, the Bank exceeded the requirements of a well capitalized institution.

Dodd-Frank Act Stress Tests ("DFAST"). The Federal Reserve and the OCC have issued final rules establishing company-run annual stress tests for bank holding companies and national banks, respectively, with assets between $10 and $50 billion.

Management has conducted stress tests to quantify the impact of changing economic conditions on asset quality, net income, and capital. These stress tests are used to assist in the determination of whether capital is sufficient to absorb losses that could result from adverse economic conditions. It also assists management in thinking critically about the external environment by focusing on changing markets and discussing future trends, and it enables management to form contingency plans in the event of downside scenarios. The nine-quarter stress test results as of September 30, 2014 for the Company and the Bank were submitted to the FRB and the OCC, respectively, on March 31, 2015. Required public disclosure of the severe adverse results in June 2015 was accomplished.

The DFAST results as of December 31, 2015 will be reported to the Federal Reserve and the OCC by July 31, 2016, and the severe adverse results published by October 31, 2016.

Taxation
Federal Taxation. For federal and state income tax purposes, the Company reports its income and expenses on the accrual basis method of accounting and files its federal and state income tax returns on a September 30, fiscal year basis. The Company files consolidated federal and state income tax returns with its wholly-owned subsidiaries.
The Company has been examined by the Internal Revenue Service through the year ended September 30, 2012. There were no material changes made to the Company’s originally reported taxable income as a result of their most recent examination.
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
The state of Arizona has a corporate income tax with a statutory rate of 6.5% of apportionable income.
The state of Texas has a corporate franchise tax with a statutory rate of 1.0% of marginal apportionable income.
The state of New Mexico has a corporate income tax with statutory rates ranging from 4.8% to 7.3% over $1 million of apportionable income.
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

Ownership of the Company's common stock involves risk. Investors should carefully consider, in addition to the other information set forth herein, the following risk factors:
Current economic conditions pose challenges for us and could adversely affect our financial condition and results of operations.
We are operating in an uncertain economic environment, including lackluster national and global conditions, accompanied by very low interest rates. Financial institutions can be affected by changing conditions in the real estate and financial markets. Dramatic declines in the housing market in past years, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions. While conditions have improved, a return to a recessionary economy could result in financial stress on our borrowers that would adversely affect our financial condition and results of operations. Deteriorating conditions in the regional economy served by the Company could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with events:

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
The Company's business activities and credit exposure are concentrated in real estate lending. The market for real estate is cyclical and the outlook for this sector is uncertain. A downturn in the real estate market, accompanied by falling values and increased foreclosures would hurt the Company's business because a large majority of our loans are secured by real estate.
Actions by other lenders or bank regulators could depress the value of our real estate holdings, if lenders aggressively dispose of properties because of demand by their regulators or the prevailing business conditions. If a significant decline in market values occurs, the collateral for the Company's loans will provide decreasing levels of security. As a result, the Company's ability to recover the principal amount due on defaulted loans by selling the underlying real estate will be diminished, and the Company will be more likely to suffer losses on defaulted loans.
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
The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting and loan collection practices. Underwriting practices often include analysis of a borrower's prior credit history, financial statements, tax returns and cash flow projections; valuation of collateral; personal guarantees of loans to businesses; and verification of liquid assets. If the underwriting process fails to capture accurate information or proves to be inadequate, we may incur losses on loans that appeared to meet our underwriting criteria, and those losses may exceed the amounts set aside as reserves in the allowance for loan losses. Loan collection resources may be expanded to meet increases in nonperforming loans resulting from economic downturns or to service any loans from our acquisitions, resulting in higher loan administration costs. The Company is also exposed to the risk of improper documentation of foreclosure proceedings that would also increase the cost of collection. There is also the risk that loss sharing agreements with the FDIC may not be fulfilled.
The Company is in the process of upgrading its core technology infrastructure which may expose the Company to significant risks.

The Bank is completing a four-year program to transition the Bank from its stable, cost-efficient but aging legacy operating system to a more modern, efficient, scalable system.  The Bank’s capacity to successfully provide its products and services to its customers is dependent on a successful migration to the third-party system and the ability of the third party to provide the necessary services.  Any disruption of such services, or the termination of a third-party license or service agreement related thereto, could adversely affect the Bank’s ability to provide and service customer products.

In addition, when the Bank acquires other institutions or branches, the success and value of the transaction can depend in part on the Bank’s ability to seamlessly integrate the acquired customers’ services and products with the Bank’s technology platform. Failure to do so can lead to, among other things, dissatisfaction among acquired customers and the loss of the business of such customers.
The Company has risk of systems failures and security risk, including "hacking" and "identity theft."

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

To date the Bank has not experienced any material losses related to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks and losses in the future.  The Bank’s risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement our internet banking and mobile banking channels, our expanding operations and use of third-party information systems.

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

The Bank's primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets and the interest expense generated by our interest-bearing liabilities. The level of net interest income is a function of the average balances of our interest-earning assets and interest-bearing liabilities and the spread between the amounts of the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and the mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”), and market interest rates. Management is unable to predict these external factors, including the fluctuations of market interest rates, which are affected by many drivers, including inflation, recession, unemployment, monetary policy, domestic and international disorder, instability in domestic and foreign financial markets, and investor and consumer demand.
Furthermore, the level of net interest income is influenced by movements in interest rates, the pace at which such movements occur, and the volume and mix of our interest-bearing assets and liabilities. The cost of our deposits is largely based on short-term interest rates, the level of which is driven by the FOMC. However, the yields generated by our long term loans, such as single-family residential and multifamily mortgage loans, and securities are typically driven by longer-term (10 year) interest rates, which are set by the market and vary from day to day. During the last few years the Federal Reserve's unprecedented involvement in the purchase of assets, commonly know as "quantitative easing", has caused interest rates to be lower than than they would have been without such involvement. The timing and impact of the withdrawal of this quantitative easing remains unknown.
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
The Company may be exposed to movements in market rates to a degree not experienced by other financial institutions. The Company must carefully manage interest rate risk as a result of its significant portfolio of fixed-rate single-family home loans which are longer-term in nature than the customer accounts and borrowed money that constitute its liabilities. The Company manages its interest rate risk in part by growing the fixed-rate loan portfolio when yields are higher and focusing on loans or investments with shorter term characteristics, such as construction or commercial loans, when loan rates are lower. This balance sheet strategy in conjunction with a strong capital position has allowed the Company to manage interest rate risk through all interest rate cycles. Low operating costs have contributed further to the strong capital position. Although the company has implemented asset and liability management policies and procedures that seek to minimize or contain this interest rate risk, these policies may not be successful in the future.
The Company relies, in part, on external financing to fund its operations and the unavailability of such funds in the future could adversely impact its growth and prospects.
The Company relies on customer deposits, advances from the Federal Home Loan Bank of Des Moines and other borrowings to fund its operations. Management has historically been able to replace maturing deposits if desired; however the Company may not be able to replace such funds at any given point in time if its financial condition or market conditions change or if the cost of doing so might adversely affect our financial condition or results of operations.
Although the Company considers its sources of funds adequate for its liquidity needs, it may seek additional debt in the future to achieve its long-term business objectives. Such borrowings, if sought, may not be available to the Company or, if available, may not be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, the Company's financial condition, results of operations and future prospects could be adversely affected.
The Company's ability to pay dividends is subject to limitations which may affect its ability to pay dividends to its shareholders.
The Company is a separate legal entity from its subsidiary and does not have significant operations of its own. The availability of dividends from the Bank is limited by the Bank's earnings and capital, as well as various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the Bank may not pay dividends to the Company. If the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company's financial condition, results of operations and future prospects.
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
The Company is incorporated in the state of Washington and subject to Washington state law. Some provisions of Washington state law could interfere with or restrict takeover bids or other change-in-control events affecting us. For example, Chapter 23B.19 of the Washington Business Corporation Act, with limited exceptions, prohibits a “target corporation” from engaging in specified “significant business transactions” for a period of five years after the share acquisition by an acquiring person, unless:

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
Our results of operations, financial condition or liquidity may be adversely impacted by issues arising from certain industry deficiencies in foreclosure practices, including delays and challenges in the foreclosure process.
Foreclosure process issues and the potential legal and regulatory responses to them could negatively impact the process and timing to completion of foreclosures for residential mortgage lenders, including the Bank. Foreclosure timelines have increased in recent years due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases as a result of economic downturns, additional consumer protection initiatives related to the foreclosure process and voluntary or, in some cases, mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure. Increases in the foreclosure timeline may have an adverse effect on collateral values and our ability to minimize our losses.

Our ability to originate mortgage loans for portfolio has been adversely affected by the increased competition resulting from the involvement of the U.S. Government, the Federal Reserve and Government-Sponsored Enterprises (“GSEs”) in the residential mortgage market.
Over the past few years, we have faced increased competition for mortgage loans due to the increased involvement of the GSEs in the mortgage market as a result of the recent economic crisis, which has caused interest rates for thirty year fixed-rate mortgage loans that conform to GSE guidelines to remain artificially low. Additionally, the Federal Reserve has participated in the mortgage market in an unusual manner, through its purchases of GSE mortgage-backed securities as part of its "quantitative easing" program. Our one-to-four family mortgage loan repayments have been elevated, and it is possible that our one-to-four family mortgage loan repayments will outpace our loan production as a result of these factors, making it difficult for us to grow our mortgage loan portfolio and balance sheet.
The Company may need to increase its allowance for loan and lease losses ("ALLL") in material amounts. We may experience elevated amounts of net charge-offs.
Our customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. While we maintain an ALLL to provide for loan defaults and non-performance, losses may exceed the value of the collateral securing the loans and the allowance may not fully cover any excess loss.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Our ALLL is based on these judgments, as well as historical loss experience and an evaluation of the other risks associated with our loan portfolio, including but not limited to, the size and composition of the loan portfolio, current economic conditions and geographic concentrations within the portfolio. Federal regulatory agencies, as part of their examination process, review our loans and ALLL. If our assumptions and judgments used to determine the ALLL prove to be incorrect, if the value of the collateral securing the loans decreases substantially or if our regulators disagree with our judgments, we may need to increase the ALLL in amounts that exceed our expectations. Material additions to the ALLL would adversely affect our results of operations and financial condition.
We recorded an $11.2 million reversal of the provision for loan losses during the year ended September 30, 2015, compared to a $15.4 million reversal for the year ended September 30, 2014. The decrease in the provision for loan losses is in response to improving credit conditions in the loan portfolio. Our non-performing assets amounted to $128.6 million or 0.88% of total assets, at September 30, 2015, compared to $147.3 million, or 1.00% of total assets one year earlier. We had net recoveries of $5.4 million for the year ended September 30, 2015, compared with $14.4 million of net recoveries for the year ended September 30, 2014. However, we expect our loan loss provision to remain at historically elevated levels until non-performing assets and charge-offs improve further and until national and regional economic conditions show more strength.
The Company may be required to increase its ALLL as a result of a proposed change to an accounting standard.
The Financial Accounting Standards Board ("FASB") has announced that they will be releasing a new standard for determining the amount of the ALLL. The new guidance will be effective for public entities beginning on or after December 15, 2018, including interim periods.  The FASB expects to publish the final guidance in early 2016.  The proposed credit loss model will be a significant change from the standard in place today, as it  requires the ALLL to be calculated based on the current expected credit losses rather than losses inherent in the portfolio as of a point in time.  Because the new credit model focuses on the life of the loan concept, more data will be required to support ALLL estimates, including that loan portfolios will need to be broken down by origination year. As a result, audit and disclosure requirements will increase. Management has not yet fully evaluated the impact of the proposed standard; Therefore, the potential impact is unknown.
The Company operates in a highly regulated industry, which limits the manner and scope of our business activities.
The Bank is subjected to extensive supervision, regulation and examination by the OCC, CFPB and by the FDIC. In addition, the Federal Reserve is responsible for regulating the Company. This regulatory structure is designed primarily for the protection of the deposit insurance funds and consumers and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Under this structure the OCC, the FDIC, the CFPB and the Federal Reserve have broad discretion to impose restrictions and limitations on our operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations.
Failure to comply with applicable laws and regulations also could result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements and cease and desist orders. In addition, the OCC has specific authority to take “prompt corrective action,” depending on the Bank's capital level. Currently, we are considered “well-capitalized” for prompt corrective action purposes. If we were designated by the OCC as “adequately capitalized,” our ability to take brokered deposits would become limited. If we were to be designated by the OCC in one of the lower capital levels “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized”, we would be required to raise additional capital and would be subject to progressively more severe restrictions on our operations, management and capital distributions, and replacement of senior executive officers and directors. If we became “critically undercapitalized,” we would also be subject to the appointment of a conservator or receiver.

Recent legislation and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect the Company's business.
The Dodd-Frank Act is having a substantial impact on the financial services industry. The Dodd-Frank Act creates a framework through which regulatory reform is being written. Many of the rules required by the Dodd-Frank Act have been implemented and others are still being drafted. As a result, the impact of the future regulatory requirements continues to be uncertain.
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
The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund ("DIF") at a specific level. The Bank's FDIC insurance premiums increased substantially beginning in 2009, and we expect to pay significant premiums in the future. Unfavorable economic conditions, increased bank failures and additional failures decreased the DIF. In order to restore the DIF to its statutorily mandated minimum of 1.35% of total deposits by September 30, 2020, the FDIC may need to increase deposit insurance premium rates. Insured institutions with assets of $10 billion or more are responsible for funding this increase. The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act. It has, in addition, established a higher reserve ratio of 2% as a long-term goal which goes beyond what is required by statute. There is no implementation deadline for the 2% ratio. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. Any increase in our FDIC premiums could have an adverse effect on the Bank's financial condition and results of operations.
Non-Compliance with the USA PATRIOT Act, Bank Secrecy Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act Community Reinvestment Act, Fair lending laws, Flood Insurance Reform Act or other laws and regulations could result in fines or sanctions, and curtail expansion opportunities.
Financial institutions are required under the USA PATRIOT and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department's Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with these regulations could result in fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, the U.S. Government imposed and will continue to expand laws and regulations relating to residential and consumer lending activities that create significant new compliance burdens and financial risks. We have developed policies and we continue to augment procedures and systems designed to assist in compliance with these laws and regulations.
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

The Company owns the building in which its principal executive offices are located in Seattle, Washington. The following table sets forth certain information concerning the Company's offices:

Location	Number of Offices	Building		Net Book Value at September 30, 2015 (2)
		Owned	Leased (1)
				(In thousands)
Washington	83	66	17	$153,700
Idaho	26	20	6	15,621
Oregon	49	36	13	41,498
Utah	10	5	5	4,435
Arizona	35	31	4	24,598
Texas	5	2	3	3,163
New Mexico	28	23	5	27,676
Nevada	11	2	9	5,556

Total	247	185	62	$276,247

(1)	The leases have varying terms expiring from 2015 through 2070, including renewal options.

(2)	Amount represents the net book value of all land, property and equipment owned by the Company and the book value of leasehold improvements, where applicable.
The Company evaluates on a continuing basis the suitability and adequacy of its offices, both branches and administrative centers, and has opened, relocated, remodeled or closed them as necessary to maintain efficient and attractive premises. The net investment in premises, equipment and leaseholds was $276.2 million at September 30, 2015.

Item 3.	Legal Proceedings
The Company and its subsidiaries are involved in legal proceedings occurring in the ordinary course of business that in the aggregate are believed by management to be immaterial to the financial statements of the Company. The effects of legal proceedings did not have a material impact on the statements of operations for any of the three years ended September 30, 2015.

Item 4.	Mine Safety Disclosures
None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The information required herein is incorporated by reference from page 77 of the Company’s Annual Report to Stockholders for 2015, which is included herein as Exhibit 13 (“Annual Report”).
The Company’s stock repurchase program was publicly announced by the board of directors on February 3, 1995 and has no expiration date. Under this program, a total of 46,956,264 shares of the Company’s common stock have been authorized for repurchase. During the year ended September 30, 2015 the Company repurchased 5,841,204 shares at a weighted average price of $21.70. As of September 30, 2015, 4,201,230 shares remained authorized for share repurchase.

Item 6.	Selected Financial Data
The information required herein is incorporated by reference from page 21 of the Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information required herein is incorporated by reference on pages 6 through 20 of the Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The information required herein is incorporated by reference to Interest Rate Risk commencing on page 19 of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data
The financial statements and supplementary data required herein are incorporated by reference from pages 22 through 72 of the Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Executive Vice President and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s President and Chief Executive Officer, along with the Company’s Executive Vice President and Interim Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective.
Disclosure controls and procedures are Company controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer; and its Executive Vice President and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The annual Management’s Report on Internal Control over Financial Reporting and the attestation reports of the Company’s Independent Registered Public Accounting Firm required herein is incorporated by reference on pages 74 and 75 of the Annual Report.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required herein is incorporated by reference to the Proxy Statement which is expected to be dated on or about December 11, 2015, for the Company’s annual meeting of stockholders to be held on January 20, 2016 (“Proxy Statement”).
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
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of September 30, 2015 and 2014
Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2015
Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended September 30, 2015
Consolidated Statements of Stockholders’ Equity for each of the years in the three-year period ended September 30, 2015
Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2015
Notes to Consolidated Financial Statements
(a)(2) There are no financial statement schedules filed herewith.
(a)(3) The following exhibits are filed as part of this report, and this list includes the Exhibit Index:

No.	Exhibit	Page/ Footnote

3.1	Restated Articles of Incorporation of the Company, as amended

3.2	Bylaws of the Company	(1)

10.4	2001 Long-Term Incentive Plan*	(2)

10.5	Form of award agreement for restricted stock for 2001 Long Term Incentive Plan *	(3)

10.6	Form of award agreement for stock options for all plans*	(3)

10.7	2011 Long Term Incentive Plan	(4)

13	Annual Report to Stockholders

21	Subsidiaries of the Company - Reference is made to Item 1, “Business - Subsidiaries” for the required information

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002

101	Financial Statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 formatted in XBRL
 ___________________

*	Management contract or compensation plan

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-3ASR filed with the SEC on September 14, 2009.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 23, 2002.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on November 8, 2005.

(4)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 filed with the SEC on November 27, 2012.

(5)	See (a)(3) above for all exhibits filed herewith and the Exhibit Index.

(6)	All schedules are omitted as the required information is not applicable or the information is presented in the Consolidated Financial Statements or related notes.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON FEDERAL, INC.

December 2, 2015	By:	/S/ ROY M. WHITEHEAD
Roy M. Whitehead, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Roy M. Whitehead	December 2, 2015
Roy M. Whitehead, Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ Brent J. Beardall	December 2, 2015
Brent J. Beardall, CPA Executive Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ David K. Grant	December 2, 2015
David K. Grant, Director
/s/ Anna C. Johnson	December 2, 2015
Anna C. Johnson, Director
/s/ Thomas J. Kelley	December 2, 2015
Thomas J. Kelley, Director
/s/ Barbara L. Smith	December 2, 2015
Barbara L. Smith, Director
/s/ Mark N. Tabbutt	December 2, 2015
Mark N. Tabbutt, Director
/s/ Randall H. Talbot	December 2, 2015
Randall H. Talbot, Director