Form 10-Q
period 2015-12-31
WASHINGTON FEDERAL INC
filed 2016-02-08
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at February 3, 2016
Common stock, $1.00 par value	91,563,241

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	December 31, 2015	September 30, 2015
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$305,959	$284,049
Available-for-sale securities, at fair value	2,304,788	2,380,563
Held-to-maturity securities, at amortized cost	1,598,370	1,643,216
Loans receivable, net	9,402,730	9,170,634
Interest receivable	38,259	40,429
Premises and equipment, net	288,796	276,247
Real estate owned	42,098	61,098
FHLB and FRB stock	111,107	107,198
Bank owned life insurance	103,281	102,496
Intangible assets, including goodwill of $291,503	298,719	299,358
Federal and state income tax assets, net	716	14,513
Other assets	190,076	188,523
	$14,684,899	$14,568,324
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$5,924,084	$5,820,878
Time deposit accounts	4,727,035	4,810,825
	10,651,119	10,631,703
FHLB advances	1,928,000	1,830,000
Advance payments by borrowers for taxes and insurance	21,747	50,224
Accrued expenses and other liabilities	113,793	100,718
	12,714,659	12,612,645
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 134,100,924 and 133,695,803 shares issued; 92,918,434 and 92,936,395 shares outstanding	134,101	133,696
Paid-in capital	1,649,529	1,643,712
Accumulated other comprehensive income (loss), net of taxes	(4,432)	353
Treasury stock, at cost; 41,182,490 and 40,759,408 shares	(661,774)	(651,836)
Retained earnings	852,816	829,754
	1,970,240	1,955,679
	$14,684,899	$14,568,324

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter Ended December 31,
	2015	2014
	(In thousands, except per share data)
INTEREST INCOME
Loans	$112,863	$108,293
Mortgage-backed securities	16,987	19,175
Investment securities and cash equivalents	5,274	5,273
	135,124	132,741
INTEREST EXPENSE
Customer accounts	12,717	13,445
FHLB advances and other borrowings	15,538	17,113
	28,255	30,558
Net interest income	106,869	102,183
Provision for (reversal of) allowance for loan losses	—	(5,500)
Net interest income after reversal of provision for loan losses	106,869	107,683

OTHER INCOME
Loan fee income	1,517	2,065
Deposit fee income	5,917	5,977
Other income (expense)	3,201	(2,662)
	10,635	5,380

OTHER EXPENSE
Compensation and benefits	29,699	29,160
Occupancy	8,592	8,135
FDIC insurance premiums	2,589	674
Product delivery	5,523	5,627
Information technology	8,710	4,030
Other expense	9,396	5,974
	64,509	53,600
Gain on real estate acquired through foreclosure, net	1,420	315
Income before income taxes	54,415	59,778
Income tax provision	19,317	21,371
NET INCOME	$35,098	$38,407

PER SHARE DATA
Basic earnings	$0.38	$0.39
Diluted earnings	0.38	0.39
Dividends paid on common stock per share	0.13	0.15
Basic weighted average number of shares outstanding	92,986,358	98,147,939
Diluted weighted average number of shares outstanding	93,577,837	98,524,839

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Quarter Ended December 31,
	2015	2014
	(In thousands)
Net income	$35,098	$38,407

Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sale securities	(10,360)	8,560
Related tax benefit (expense)	3,807	(3,146)
	(6,553)	5,414

Net unrealized gain (loss) on long-term borrowing hedge	2,795	(4,249)
Related tax benefit (expense)	(1,027)	1,562
	1,768	(2,687)

Other comprehensive income (loss) net of tax	(4,785)	2,727
Comprehensive income	$30,313	$41,134

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2015	$133,696	$1,643,712	$829,754	$353	$(651,836)	$1,955,679
Net income			35,098			35,098
Other comprehensive income (loss)				(4,785)		(4,785)
Dividends on common stock			(12,036)			(12,036)
Compensation expense related to common stock options		300				300
Proceeds from exercise of common stock options	227	4,815				5,042
Restricted stock expense	178	702				880
Treasury stock acquired					(9,938)	(9,938)
Balance at December 31, 2015	$134,101	$1,649,529	$852,816	$(4,432)	$(661,774)	$1,970,240

(in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at October 1, 2014	$133,323	$1,638,211	$706,149	$20,708	$(525,108)	$1,973,283
Net income			38,407			38,407
Other comprehensive income (loss)				2,727		2,727
Dividends on common stock			(10,159)			(10,159)
Compensation expense related to common stock options		300				300
Proceeds from exercise of common stock options	18	248				266
Restricted stock expense	250	591				841
Treasury stock acquired					(24,326)	(24,326)
Balance at December 31, 2014	$133,591	$1,639,350	$734,397	$23,435	$(549,434)	$1,981,339

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended December 31,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,098	$38,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,934	5,299
Cash received from (paid to) FDIC under loss share	1,975	(431)
Stock option compensation expense	300	300
Reversal of provision for loan losses	—	(5,500)
Gain on investment securities and real estate held for sale	(2,310)	(9,606)
Decrease in accrued interest receivable	2,170	11,280
Decrease in federal and state income tax receivable	16,577	19,208
Increase in cash surrender value of bank owned life insurance	(785)	(216)
Increase in other assets	(3,754)	(14,552)
Increase (decrease) in accrued expenses and other liabilities	15,870	(25,890)
Net cash provided by operating activities	68,075	18,299
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(179,768)	(36,993)
Loans purchased	(51,646)	(46,831)
FHLB & FRB stock purchased	(6,809)	—
FHLB & FRB stock redemption	2,901	3,969
Available-for-sale securities purchased	(50,741)	(41,225)
Principal payments and maturities of available-for-sale securities	114,764	202,760
Principal payments and maturities of held-to-maturity securities	43,569	31,178
Proceeds from sales of real estate owned	26,664	17,909
Purchase of bank owned life insurance	—	(100,000)
Premises and equipment purchased and REO improvements	(17,183)	(2,019)
Net cash provided by (used in) investing activities	(118,249)	28,748
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	19,492	(137,999)
Proceeds from borrowings	204,000	—
Repayments of borrowings	(106,000)	(100,000)
Proceeds from exercise of common stock options and related tax benefit	5,042	266
Dividends paid on common stock	(12,036)	(14,359)
Treasury stock purchased	(9,938)	(24,326)
Decrease in advance payments by borrowers for taxes and insurance	(28,476)	(9,703)
Net cash provided by (used in) financing activities	72,084	(286,121)
Increase (decrease) in cash and cash equivalents	21,910	(239,074)
Cash and cash equivalents at beginning of period	284,049	781,843
Cash and cash equivalents at end of period	$305,959	$542,769
(CONTINUED)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended December 31,
	2015	2014
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$5,308	$8,852
Covered real estate acquired through foreclosure	—	51
Cash paid during the period for
Interest	29,195	34,653
Income taxes	8	23

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A – Summary of Significant Accounting Policies
Nature of Operations - Washington Federal, Inc. is a Washington corporation headquartered in Seattle, Washington. The Company is a bank holding company that conducts its operations through a federally-insured national bank subsidiary. The Bank is principally engaged in the business of attracting deposits from the general public and investing these funds, together with borrowings and other funds, in one-to-four family residential mortgage and construction loans, home equity loans, lines of credit, commercial and industrial loans, multi-family and other forms of real estate loans. As used throughout this document, the terms "Washington Federal" or the "Company" refer to Washington Federal, Inc. and its consolidated subsidiaries and the term "Bank" refers to the operating subsidiary Washington Federal, National Association.
Basis of Presentation - The consolidated unaudited interim financial statements included in this report have been prepared by Washington Federal. All intercompany transactions and accounts have been eliminated in consolidation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation are reflected in the interim financial statements. The September 30, 2015 Consolidated Statement of Financial Condition was derived from audited financial statements.
The information included in this Form 10-Q should be read in conjunction with the financial statements and related notes in the Company's 2015 Annual Report on Form 10-K (“2015 Form 10-K”). Interim results are not necessarily indicative of results for a full year.
Summary of Significant Accounting Policies - The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its 2015 Form10-K. There have not been any material changes in our significant accounting policies compared to those contained in our 2015 Form 10-K disclosure for the year ended September 30, 2015.
Off-Balance-Sheet Credit Exposures – The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $923,891,000 and $816,014,000 at December 31, 2015 and September 30, 2015, respectively. The Company estimates losses on off-balance-sheet credit exposures by allocating a loss percentage derived from historical loss factors for each asset class.

NOTE B – New Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The new guidance clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (a) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. ASU 2014-04 is effective for annual and interim reporting periods within those annual periods, beginning after December 15, 2014. The Company's adoption of this guidance did not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. These amendments are effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. ASU 2015-03 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update was to be effective for interim and annual periods beginning after December 15, 2016. However, in August 2015, the FASB issued ASU 2015-14, which delayed the effective date of ASU 2014-09 by one year and permits companies to voluntarily adopt the new standard as of the original effective date. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On April 15, 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in Cloud Computing Arrangement. The ASU was issued to clarify a customer's accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers in determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software. If the arrangement does not contain a software license, it would be accounted for as a service contract. The guidance in this ASU are effective for interim and annual periods beginning after December 15, 2015 and can be adopted either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

On September 25, 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. the amendments in ASU 2015-16 require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in ASU 2015-16 are effective for years beginning after December 15, 2015. Early adoption is permitted for reporting periods for which financial statements have not been issued. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

NOTE C – Dividends and Share Repurchases
On January 20, 2016, the Company announced its 132nd consecutive quarterly cash dividend on common stock of $0.14 per share. The current dividend will be paid on February 12, 2016, to common shareholders of record on February 1, 2016. Dividends per share were $0.13 and $0.15 for the quarters ended December 31, 2015 and 2014, respectively. For the three months ended December 31, 2015, the Company repurchased 423,082 shares at an average price of $23.49. For the three months ended December 31, 2014, the Company repurchased 1,116,147 shares at an average price of $21.79. There are 3,778,148 remaining shares that can be repurchased under the current Board approved program.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D – Loans Receivable

The following table is a summary of loans receivable (including LIP, net of charge offs.)

	December 31, 2015		September 30, 2015
	(In thousands)		(In thousands)
Non-Acquired loans
Single-family residential	$5,629,715	55.7%	$5,651,845	57.5%
Construction	660,238	6.5	200,509	2.0
Construction - custom	404,849	4.0	396,307	4.0
Land - acquisition & development	97,025	1.0	94,208	1.0
Land - consumer lot loans	102,376	1.0	103,989	1.1
Multi-family	997,696	9.9	1,125,722	11.5
Commercial real estate	839,157	8.3	986,270	10.0
Commercial & industrial	751,073	7.4	612,836	6.2
HELOC	127,919	1.3	127,646	1.3
Consumer	181,142	1.8	194,655	2.0
Total non-acquired loans	9,791,190	96.9%	9,493,987	96.6%
Acquired loans	164,380	1.6	166,293	1.7
Credit impaired acquired loans	116,030	1.1	87,081	0.9
Covered loans	38,584	0.4	75,909	0.8
Total gross loans	10,110,184	100.0%	9,823,270	100.0%
Less:
Allowance for probable losses	107,901		106,829
Loans in process	535,850		476,796
Discount on acquired loans	25,040		30,095
Deferred net origination fees	38,663		38,916
Total loan contra accounts	707,454		652,636
Net Loans	$9,402,730		$9,170,634

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth information regarding non-accrual loans.

	December 31, 2015		September 30, 2015
	(In thousands)
Non-accrual loans:
Single-family residential	$43,856	77.3%	$59,074	87.1%
Construction	—	—	754	1.1%
Construction - custom	2,518	4.4	732	1.1%
Land - acquisition & development	509	0.9	—	—%
Land - consumer lot loans	939	1.7	1,273	1.9%
Multi-family	1,538	2.7	2,558	3.8%
Commercial real estate	6,681	11.8	2,176	3.2%
Commercial & industrial	115	0.2	—	—%
HELOC	473	0.8	563	0.8%
Consumer	119	0.2	680	1.0%
Total non-accrual loans	$56,748	100%	$67,810	100%

The Company recognized interest income on nonaccrual loans of approximately $1,257,000 in the three months ended December 31, 2015. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $687,000 for the three months ended December 31, 2015. The recognized interest income includes more than three months of interest for some of the loans that were brought current.
The following tables provide details regarding delinquent loans.

December 31, 2015	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Non-acquired loans
Single-Family Residential	$5,644,009	$5,576,774	$17,285	$9,939	$40,010	$67,234	1.19%
Construction	325,485	324,619	560	306	—	866	0.27
Construction - Custom	221,327	218,773	28	9	2,518	2,554	1.15
Land - Acquisition & Development	85,830	84,805	387	—	638	1,025	1.19
Land - Consumer Lot Loans	102,887	100,224	828	897	938	2,663	2.59
Multi-Family	966,921	965,110	1,196	—	615	1,811	0.19
Commercial Real Estate	929,495	920,582	841	1,933	6,139	8,913	0.96
Commercial & Industrial	756,831	754,611	2,219	1	—	2,220	0.29
HELOC	125,479	124,883	19	19	558	595	0.47
Consumer	181,431	179,977	882	352	221	1,454	0.80
	9,339,695	9,250,358	24,245	13,456	51,637	89,335	0.96
Acquired loans	140,995	140,137	193	16	649	858	0.61
Credit impaired acquired loans	55,060	52,806	854	—	1,400	2,254	4.09
Covered loans	38,584	37,062	501	295	726	1,522	3.94
Total Loans	$9,574,334	$9,480,363	$25,793	$13,767	$54,412	$93,969	0.98%
Delinquency %		99.02%	0.27%	0.14%	0.57%	0.98%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2015	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Non-acquired loans
Single-Family Residential	$5,655,928	$5,590,673	$17,305	$7,757	$40,193	$65,255	1.15%
Construction	130,121	130,121	—	—	—	—	—
Construction - Custom	205,692	204,168	791	270	463	1,524	0.74
Land - Acquisition & Development	75,661	74,737	406	—	518	924	1.22
Land - Consumer Lot Loans	104,494	102,045	689	399	1,361	2,449	2.34
Multi-Family	1,068,038	1,065,667	259	454	1,658	2,371	0.22
Commercial Real Estate	893,072	892,180	131	—	761	892	0.10
Commercial & Industrial	617,545	616,602	93	27	823	943	0.15
HELOC	127,648	127,196	174	27	251	452	0.35
Consumer	194,977	194,259	493	170	55	718	0.37
	9,073,176	8,997,648	20,341	9,104	46,083	75,528	0.83
Acquired loans	57,682	56,559	356	—	767	1,123	1.95
Credit impaired acquired loans	139,726	138,940	243	4	539	786	0.56
Covered loans	75,890	70,729	272	90	4,799	5,161	6.80
Total Loans	$9,346,474	$9,263,876	$21,212	$9,198	$52,188	$82,598	0.88%
Delinquency %		99.12%	0.23%	0.10%	0.56%	0.88%

The percentage of total delinquent loans increased from 0.88% as of September 30, 2015 to 0.98% as of December 31, 2015.

The following table provides information related to loans that were restructured in at TDR during the periods presented:

	Quarter Ended December 31,
	2015			2014
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-family residential	3	$729	$729	35	$9,600	$9,600
Construction	—	—	—	2	718	718
Land - consumer lot loans	—	—	—	2	532	532
Commercial real estate	5	965	965	—	—	—
Consumer	—	—	—	1	85	85
	8	$1,694	$1,694	40	$10,935	$10,935

The following table provides information on payment defaults occurring during the periods presented where the loan had been modified in a TDR within 12 months of the payment default.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Quarter Ended December 31,
	2015		2014
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
TDRs That Subsequently Defaulted:
Single-family residential	5	$668	8	$1,431
Land - consumer lot loans	1	148	3	389
	6	$816	11	$1,820

Most loans restructured in troubled debt restructurings ("TDRs") are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. As of December 31, 2015, 96.6% of the Bank's $282,723,000 in TDRs were classified as performing. Each request is individually evaluated for merit and likelihood of success. The concession for these loans is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of December 31, 2015, single-family residential loans comprised 86.1% of TDRs.

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

The following table shows the changes in accretable yield for acquired impaired loans and acquired non-impaired loans (including covered loans).

	Quarter Ended December 31, 2015				Fiscal Year Ended September 30, 2015
	Acquired Impaired		Acquired Non-impaired		Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)				(In thousands)
Beginning balance	$72,705	$111,300	$7,204	$187,080	$97,125	$135,826	$14,513	$275,862
Additions	—	—	—	—	—	—	—	—
Net reclassification from nonaccretable	—	—	—	—	6,307	—	346	—
Accretion	(5,526)	5,526	(857)	857	(30,727)	30,727	(7,655)	7,655
Transfers to REO	—	—	—	—	—	(2,975)	—	(150)
Payments received, net	—	(7,680)	—	(3,790)	—	(52,278)	—	(96,287)
Ending Balance	$67,179	$109,146	$6,347	$184,147	$72,705	$111,300	$7,204	$187,080

The excess of cash flows expected to be collected over the initial fair value of acquired impaired loans is referred to as the accretable yield and this amount is accreted into interest income over the estimated life of the acquired loans using the effective interest method. Other adjustments to the accretable yield include changes in the estimated remaining life of the acquired loans, changes in expected cash flows and changes in the respective indices for acquired loans with variable interest rates.

Additionally, as of December 31, 2015 the Company has $1,700,000 remaining in loans it acquired during fiscal 2013 as part of the South Valley Bank acquisition for which it was probable at acquisition that all contractually required payments would not be collected. The timing and amount of future cash flows cannot not be reasonably estimated; therefore, these loan are accounted for on a cash basis.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

At December 31, 2015 and September 30, 2015, none of the acquired impaired or non-impaired loans were classified as non-performing assets. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, was recognized on all acquired loans.

Covered loans were $38,584,000 at December 31, 2015 compared to $75,909,000 as of September 30, 2015, the decrease being attributable to FDIC loss share coverage on commercial loans from the former Home Valley Bank that expired after September 30, 2015. The FDIC loss share coverage for single family residential loans will continue for another five years. The remaining portfolio of covered loans is expected to continue to decline over time, absent another FDIC assisted transaction.

The following table shows activity for the FDIC indemnification asset:

	Three Months Ended December 31, 2015	Fiscal Year Ended September 30, 2015
	(In thousands)
Balance at beginning of period	$16,275	$36,860
Additions	—	(1,795)
Payments received	(1,974)	(720)
Amortization	(287)	(18,588)
Accretion	62	518
Balance at end of period	$14,076	$16,275

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans
The following tables summarize the activity in the allowance for loan losses.

Three Months Ended December 31, 2015	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$47,347	$(1,139)	$2,466	$(918)	$47,756
Construction	6,680	—	155	179	7,014
Construction - custom	990	(60)	—	132	1,062
Land - acquisition & development	5,781	—	35	962	6,778
Land - consumer lot loans	2,946	(408)	—	463	3,001
Multi-family	5,304	—	—	(257)	5,047
Commercial real estate	8,960	(23)	123	1,284	10,344
Commercial & industrial	24,980	(248)	1	(637)	24,096
HELOC	902	(1)	21	(102)	820
Consumer	2,939	(242)	392	(1,106)	1,983
	$106,829	$(2,121)	$3,193	$—	$107,901

Fiscal Year Ended September 30, 2015	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$62,763	$(5,524)	$13,403	$(23,295)	$47,347
Construction	6,742	(388)	$120	206	6,680
Construction - custom	1,695	—	—	(705)	990
Land - acquisition & development	5,592	(38)	207	20	5,781
Land - consumer lot loans	3,077	(459)	221	107	2,946
Multi-family	4,248	—	220	836	5,304
Commercial real estate	7,548	(1,711)	735	2,388	8,960
Commercial & industrial	16,527	(3,354)	1,374	10,433	24,980
HELOC	928	(66)	2	38	902
Consumer	3,227	(3,060)	3,688	(916)	2,939
Covered loans	2,244	—	—	(2,244)	—
	$114,591	$(14,600)	$19,970	$(13,132)	$106,829

There was no provision for loan losses recorded for the three months ended December 31, 2015, which compares to a reversal of provision of $5,500,000 for the three months ended December 31, 2014. The lack of provision for the quarter ended December 31, 2015 was a result of continued improvement in credit quality of the loan portfolio offset by net growth in the loan portfolio. The related improvement in the credit quality of the loan portfolio relates to the factors below.
The Company had recoveries, net of charge-offs, of $1,072,000 for the quarter ended December 31, 2015, compared with $842,000 of net recoveries for the same quarter one year ago. Non-performing assets amounted to $98,846,000, or 0.67%, of total assets at December 31, 2015, compared to $164,317,000, or 1.13% of total assets at December 31, 2014. Non-accrual loans decreased from $98,353,000 at December 31, 2014, to $56,748,000 at December 31, 2015, a 42.3% decrease. The percentage of delinquent loans decreased from 1.47% at December 31, 2014, to 0.98% at December 31, 2015.

The reserve for unfunded commitments was $3,085,000 as of December 31, 2015, which is unchanged since September 30, 2015.

Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $110,986,000, or 1.10% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Acquired loans, including covered loans, are not usually classified as non-performing because at acquisition, the carrying value of these loans is recorded at fair value. As of December 31, 2015, $25,223,000 in acquired loans were subject to the general allowance as the discount related to these balances was no longer sufficient to absorb all of the expected losses.
The following tables show loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves.

December 31, 2015	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans (1)	Ratio	Allowance Allocation	Recorded Investment of Loans (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$47,625	$5,614,580	0.8%	$130	$14,206	0.9%
Construction	7,014	121,689	5.8	—	—	—
Construction - custom	1,062	218,749	0.5	—	2,578	—
Land - acquisition & development	6,778	77,223	8.8	—	6,649	—
Land - consumer lot loans	3,001	91,664	3.3	—	10,658	—
Multi-family	5,048	1,085,243	0.5	—	3,500	—
Commercial real estate	10,344	939,248	1.1	—	9,811	—
Commercial & industrial	24,096	776,240	3.1	—	27	—
HELOC	820	126,596	0.6	—	1,310	—
Consumer	1,983	180,814	1.1	—	328	—
	$107,771	$9,232,046	1.2%	$130	$49,067	0.3%

(1)	Excludes acquired loans with discounts sufficient to absorb potential losses and covered loans

September 30, 2015	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans (1)	Ratio	Allowance Allocation	Recorded Investment of Loans (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$47,073	$5,595,752	0.8%	$275	$51,718	0.5%
Construction	6,680	124,679	5.4	—	5,441	—
Construction - custom	990	205,692	0.5	—	—	—
Land - acquisition & development	5,781	72,602	8.0	—	2,198	—
Land - consumer lot loans	2,946	93,103	3.2	—	10,824	—
Multi-family	5,304	1,062,194	0.5	—	5,348	—
Commercial real estate	8,960	844,691	1.1	—	8,826	—
Commercial & industrial	24,980	643,577	3.9	—	—	—
HELOC	902	126,594	0.7	—	1,072	—
Consumer	2,938	194,569	1.5	—	86	—
	$106,554	$8,963,453	1.2%	$275	$85,513	0.3%
(1) Excludes acquired loans with discounts sufficient to absorb potential losses and covered loans
As of December 31, 2015, $107,771,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $130,000 was specific reserves on loans deemed to be individually impaired. As of September 30,

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2015, $106,554,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $275,000 was specific reserves on loans deemed to be individually impaired.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on loans based on risk rating categories as defined above.

December 31, 2015	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,551,785	$—	$77,930	$—	$—	$5,629,715
Construction	655,964	4,274	—	—	—	660,238
Construction - custom	402,000	—	2,849	—	—	404,849
Land - acquisition & development	87,772	5,627	3,626	—	—	97,025
Land - consumer lot loans	100,125	—	2,251	—	—	102,376
Multi-family	997,696	—	—	—	—	997,696
Commercial real estate	813,974	8,111	17,073	—	—	839,157
Commercial & industrial	713,240	3,058	34,775	—	—	751,073
HELOC	127,198	—	721	—	—	127,919
Consumer	180,892	—	250	—	—	181,142
	9,630,645	21,070	139,475	—	—	9,791,190

Non-impaired acquired loans	152,761	—	11,619	—	—	164,380
Credit-impaired acquired loans	79,555	199	36,276	—	—	116,030
Covered loans	37,555	—	1,029	—	—	38,584
Total gross loans	$9,900,516	$21,269	$188,399	$—	$—	$10,110,184

Total grade as a % of total gross loans	97.9%	0.2%	1.9%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2015	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,558,700	$—	$93,145	$—	$—	$5,651,845
Construction	197,935	—	2,574	—	—	200,509
Construction - custom	396,307	—	—	—	—	396,307
Land - acquisition & development	89,656	—	4,552	—	—	94,208
Land - consumer lot loans	103,569	—	420	—	—	103,989
Multi-family	1,118,673	865	6,184	—	—	1,125,722
Commercial real estate	971,510	4,360	10,400	—	—	986,270
Commercial & industrial	575,034	1,496	36,306	—	—	612,836
HELOC	127,398	—	248	—	—	127,646
Consumer	194,451	—	204	—	—	194,655
	9,333,233	6,721	154,033	—	—	9,493,987

Non-impaired acquired loans	149,891	—	16,402	—	—	166,293
Credit-impaired acquired loans	61,019	—	26,062	—	—	87,081
Covered loans	61,776	—	14,133	—	—	75,909
Total gross loans	$9,605,919	$6,721	$210,630	$—	$—	$9,823,270

Total grade as a % of total gross loans	97.8%	0.1%	2.1%	—%	—%

The following tables provide information on loans (excluding acquired and covered loans) based on borrower payment activity.

December 31, 2015	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,585,859	99.2%	$43,856	0.8%
Construction	660,238	100.0	—	—
Construction - custom	402,331	99.4	2,518	0.6
Land - acquisition & development	96,516	99.5	509	0.5
Land - consumer lot loans	101,437	99.1	939	0.9
Multi-family	996,158	99.8	1,538	0.2
Commercial real estate	832,476	99.2	6,681	0.8
Commercial & industrial	750,958	100.0	115	—
HELOC	127,446	99.6	473	0.4
Consumer	181,023	99.9	119	0.1
	$9,734,442	99.4%	$56,748	0.6%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2015	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,592,771	99.0%	$59,074	1.0%
Construction	199,755	99.6	754	0.4
Construction - custom	395,575	99.8	732	0.2
Land - acquisition & development	94,208	100.0	—	—
Land - consumer lot loans	102,716	98.8	1,273	1.2
Multi-family	1,123,165	99.8	2,558	0.2
Commercial real estate	984,093	99.8	2,176	0.2
Commercial & industrial	612,836	100.0	—	—
HELOC	127,083	99.6	563	0.4
Consumer	193,975	99.7	680	0.3
	$9,426,177	99.3%	$67,810	0.7%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on impaired loan balances and the related allowances by loan types.

December 31, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
With no related allowance recorded:
Single-family residential	$14,791	$16,304	$—		$12,837
Construction	—	—	—		—
Construction - custom	1,182	1,182	—		868
Land - acquisition & development	542	8,630	—		1,327
Land - consumer lot loans	510	527	—		427
Multi-family	761	4,754	—		1,117
Commercial real estate	7,331	8,671	—		4,686
Commercial & industrial	953	6,687	—		948
HELOC	262	631	—		245
Consumer	479	479	—		385
	26,811	47,865	—		22,840
With an allowance recorded:
Single-family residential	246,210	249,530	6,339		246,922
Construction	—	—	—		—
Construction - custom	—	—	—		—
Land - acquisition & development	2,101	3,303	—		2,294
Land - consumer lot loans	11,080	11,345	—		11,120
Multi-family	2,430	2,435	—		2,437
Commercial real estate	23,802	27,168	—		24,042
Commercial & industrial	—	—	—		—
HELOC	1,393	1,393	—		1,393
Consumer	97	286	—		98
	287,113	295,460	6,339	(1)	288,306
Total:
Single-family residential	261,001	265,834	6,339		259,759
Construction	—	—	—		—
Construction - custom	1,182	1,182	—		868
Land - acquisition & development	2,643	11,933	—		3,621
Land - consumer lot loans	11,590	11,872	—		11,547
Multi-family	3,191	7,189	—		3,554
Commercial real estate	31,133	35,839	—		28,728
Commercial & industrial	953	6,687	—		948
HELOC	1,655	2,024	—		1,638
Consumer	576	765	—		483
	$313,924	$343,325	$6,339	(1)	$311,146

(1)	Includes $130,000 of specific reserves and $6,209,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
With no related allowance recorded:
Single-family residential	$17,250	$19,644	$—		$14,069
Construction	453	2,151	—		471
Construction - custom	554	554	—		182
Land - acquisition & development	2,570	9,426	—		926
Land - consumer lot loans	727	814	—		544
Multi-family	3,770	7,054	—		1,545
Commercial real estate	9,427	15,620	—		8,130
Commercial & industrial	2,955	13,066	—		2,681
HELOC	683	1,532	—		536
Consumer	477	703	—		390
	38,866	70,564	—		29,474
With an allowance recorded:
Single-family residential	259,461	263,268	6,678		260,028
Construction	4,988	5,778	—		5,432
Land - acquisition & development	2,486	3,426	—		3,478
Land - consumer lot loans	11,289	11,554	—		11,324
Multi-family	3,823	3,823	—		3,732
Commercial real estate	19,124	21,078	—		18,886
HELOC	1,443	1,443	—		1,359
Consumer	99	289	—		102
	302,713	310,659	6,678	(1)	304,341
Total:
Single-family residential	276,711	282,912	6,678		274,097
Construction	5,441	7,929	—		5,903
Construction - custom	554	554	—		182
Land - acquisition & development	5,056	12,852	—		4,404
Land - consumer lot loans	12,016	12,368	—		11,868
Multi-family	7,593	10,877	—		5,277
Commercial real estate	28,551	36,698	—		27,016
Commercial & industrial	2,955	13,066	—		2,681
HELOC	2,126	2,975	—		1,895
Consumer	576	992	—		492
	$341,579	$381,223	$6,678	(1)	$333,815

(1)	Includes $275,000 of specific reserves and $6,403,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F – Fair Value Measurements
ASC 825 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
The bank offers interest rate swaps to its variable rate borrowers who want to manage their interest rate risk. At the same time, the bank enters into the opposite trade with a counter party to offset its interest rate risk. The bank has also entered into a commercial loan hedge as well as long term borrowing hedges using interest rate swaps. The fair value of these interest rate swaps are estimated by a third party pricing service using a discounted cash flow technique. These are considered a Level 2 input method.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis.

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
Equity securities	$101,558	—	—	$101,558
Obligations of U.S. government	—	425,814	—	425,814
Obligations of states and political subdivisions	—	27,232	—	27,232
Corporate debt securities	—	505,406	—	505,406
Mortgage-backed securities				—
Agency pass-through certificates	—	1,149,087	—	1,149,087
Other Commercial MBS	—	95,691	—	95,691
Total available-for-sale securities	101,558	2,203,230	—	2,304,788
Interest rate contracts	—	9,656	—	9,656
Total financial assets	$101,558	$2,212,886	$—	$2,314,444

Financial Liabilities
Interest rate contracts	$—	$9,656	$—	$9,656
Commercial loan hedge	—	565	—	565
Long term borrowing hedge	—	11,759	—	11,759
Total financial liabilities	$—	$21,980	$—	$21,980
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the quarter ended December 31, 2015.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
Equity securities	$101,952	—	—	$101,952
Obligations of U.S. government	—	482,464	—	482,464
Obligations of states and political subdivisions	—	27,123	—	27,123
Corporate debt securities	—	505,800	—	505,800
Mortgage-backed securities				—
Agency pass-through certificates	—	1,160,518	—	1,160,518
Other Commercial MBS	—	102,706	—	102,706
Total available-for-sale securities	101,952	2,278,611	—	2,380,563
Interest rate contracts	—	11,879	—	11,879
Total financial assets	$101,952	$2,290,490	$—	$2,392,442

Financial Liabilities
Interest rate contracts	$—	$11,879	$—	$11,879
Commercial loan hedge	—	966	—	966
Long term borrowing hedge	—	14,555	—	14,555
Total financial liabilities	$—	$27,400	$—	$27,400
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the fiscal year ended September 30, 2015.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Measured on a Nonrecurring Basis
Impaired Loans & Real Estate Owned
Real estate owned consists principally of properties acquired through foreclosure. From time to time, and on a nonrecurring basis, adjustments using fair value measurements are recorded to reflect increases or decreases based on the current appraisal or estimated value of the collateral, but only up to the fair value of the real estate owned as of the initial transfer date less selling costs.
When management determines that the fair value of the collateral or the real estate held for sale requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the impaired loan or real estate held for sale as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2015 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as covered REO and real estate held for sale for which fair value of the properties was less than the cost basis.
The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at December 31, 2015 and December 31, 2014, and the total losses (gains) resulting from those fair value adjustments for the three months ended December 31, 2015 and December 31, 2014. The estimated fair value measurements are shown gross of estimated selling costs.

	Three Months Ended December 31, 2015
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$—	$—	$8,524	$8,524	$(1,681)
Real estate owned (2)	—	—	7,145	7,145	(1,755)
Balance at end of period	$—	$—	$15,669	$15,669	$(3,436)

(1) The gains (losses) represent remeasurements of collateral-dependent loans.
(2) The gains (losses) represent aggregate writedowns and charge-offs on real estate held for sale.

	Three Months Ended December 31, 2014
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$—	$—	$146	$146	$(64)
Real estate owned (2)	—	—	37,942	37,942	8,237
Balance at end of period	$—	$—	$38,088	$38,088	$8,173

(1)	The gains (losses) represent remeasurements of collateral-dependent loans.

(2)	The gains (losses) represent aggregate writedowns and charge-offs on real estate held for sale.
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
The evaluations for impairment are prepared by the Problem Loan Review Committee, which is chaired by the Chief Credit Officer and includes the Loan Review manager and Special Credits manager, as well as senior credit officers, division managers and group executives, as applicable. These evaluations are performed in conjunction with the quarterly allowance for loan loss process.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
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

Real estate owned ("REO") - When a loan is reclassified from loan status to real estate held for sale due to the Company taking possession of the collateral, a Special Credits officer, along with the Special Credits manager, obtains a valuation, which may include appraisals or third-party price options, which is used to establish the fair value of the underlying collateral. The determined fair value, less selling costs, becomes the carrying value of the REO asset.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		December 31, 2015		September 30, 2015
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$305,959	$305,959	$284,049	$284,049
Available-for-sale securities
Equity securities	1	101,558	101,558	101,952	101,952
Obligations of U.S. government	2	425,814	425,814	482,464	482,464
Obligations of states and political subdivisions	2	27,232	27,232	27,123	27,123
Corporate debt securities	2	505,406	505,406	505,800	505,800
Mortgage-backed securities
Agency pass-through certificates	2	1,149,087	1,149,087	1,160,518	1,160,518
Other commercial MBS	2	95,691	95,691	102,706	102,706
Total available-for-sale securities		2,304,788	2,304,788	2,380,563	2,380,563
Held-to-maturity securities	2
Mortgage-backed securities
Agency pass-through certificates	2	1,598,370	1,571,288	1,643,216	1,637,420
Total held-to-maturity securities		1,598,370	1,571,288	1,643,216	1,637,420

Loans receivable	3	9,402,730	9,901,403	9,170,634	9,667,750
FDIC indemnification asset	3	14,076	13,271	16,275	15,522
FHLB and FRB stock	2	111,107	111,107	107,198	107,198
Other assets - interest rate contracts	2	9,656	9,656	11,879	11,879

Financial liabilities
Customer accounts	2	10,651,119	9,920,280	10,631,703	10,004,290
FHLB advances	2	1,928,000	2,012,603	1,830,000	1,938,384
Other liabilities - interest rate contracts	2	9,656	9,656	11,879	11,879
Other liabilities - commercial loan hedge	2	565	565	966	966
Other liabilities - long term borrowing hedge	2	11,759	11,759	14,555	14,555
The following methods and assumptions were used to estimate the fair value of financial instruments:
Cash and cash equivalents – The carrying amount of these items is a reasonable estimate of their fair value.
Available-for-sale securities and held-to-maturity securities – Securities at fair value are primarily priced using model pricing based on the securities' relationship to other benchmark quoted prices as provided by an independent third party, and are considered a Level 2 input method. Equity securities which are exchange traded are considered a Level 1 input method.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Commercial Loan Hedge – The fair value of the interest rate swap is estimated by a third party pricing service using a discounted cash flow technique.
Long Term Borrowing Hedges – The fair value of the forward starting interest rate swaps are estimated by a third party pricing service using a discounted cash flow technique.
The following tables provide a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities.

	December 31, 2015
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	$99,907	$1,600	$(593)	$100,914	1.89%
5 to 10 years	76,604	—	(1,852)	74,752	1.35
Over 10 years	254,886	100	(4,838)	250,148	1.34
Equity Securities
Within 1 year	500	11	—	511	1.80
1 to 5 years	99,922	1,124	—	101,046	1.90
5 to 10 years	—	—	—	—	—
Corporate bonds due
Within 1 year	24,872	103	—	24,975	0.57
1 to 5 years	341,470	839	(108)	342,201	1.20
5 to 10 years	89,952	558	(3,030)	87,480	1.80
Over 10 years	50,000	750	—	50,750	3.00
Municipal bonds due
1 to 5 years	2,292	3	—	2,295	1.23
5 to 10 years	1,311	18	—	1,329	2.05
Over 10 years	20,377	3,230	—	23,607	6.45
Mortgage-backed securities
Agency pass-through certificates	1,141,558	11,636	(4,105)	1,149,089	2.56
Other Commercial MBS	96,383	18	(710)	95,691	1.58
	2,300,034	19,990	(15,236)	2,304,788	2.07
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,598,370	5,638	(32,719)	1,571,289	3.19
	$3,898,404	$25,628	$(47,955)	$3,876,077	2.53%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2015
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	$105,065	$1,923	$(274)	$106,714	1.74%
5 to 10 years	119,071	35	(1,247)	117,859	1.54
Over 10 years	262,832	—	(4,941)	257,891	1.23
Equity Securities
Within 1 year	500	17	—	517	1.80
1 to 5 years	99,922	1,513	—	101,435	1.90
Corporate bonds due
Within 1 year	24,787	191	—	24,978	0.53
1 to 5 years	311,435	1,190	(58)	312,567	0.88
5 to 10 years	100,000	876	(3,524)	97,352	1.47
Over 10 years	69,950	953	—	70,903	3.00
Municipal bonds due
1 to 5 years	2,285	8	—	2,293	1.23
5 to 10 years	1,303	7	—	1,310	2.05
Over 10 years	20,382	3,138	—	23,520	6.45
Mortgage-backed securities
Agency pass-through certificates	1,144,787	18,222	(2,491)	1,160,518	2.48
Other Commercial MBS	103,131	85	(510)	102,706	1.51
	2,365,450	28,158	(13,045)	2,380,563	1.97
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,643,216	10,516	(16,312)	1,637,420	3.19
	$4,008,666	$38,674	$(29,357)	$4,017,983	2.46%
There were no available-for-sale securities sold during the quarter ended December 31, 2015 or the quarter ended December 31, 2014. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.
The following tables show the unrealized gross losses and fair value of securities as of December 31, 2015 and September 30, 2015, by length of time that individual securities in each category have been in a continuous loss position. The decline in fair value is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other than temporarily impaired.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 2015	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate bonds due	$(108)	$32,986	$(3,030)	$46,970	$(3,138)	$79,956
U.S. government and agency securities due	(5,062)	243,329	(2,221)	109,611	(7,283)	352,940
Agency pass-through certificates	(3,181)	636,155	(34,354)	1,266,121	(37,535)	1,902,276
	$(8,351)	$912,470	$(39,605)	$1,422,702	$(47,956)	$2,335,172

September 30, 2015	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate bonds due	$(183)	$72,862	$(3,399)	$46,601	$(3,582)	$119,463
U.S. government and agency securities due	(5,010)	336,243	(1,452)	57,344	(6,462)	393,587
Agency pass-through certificates	(1,036)	169,541	(18,277)	1,193,463	(19,313)	1,363,004
	$(6,229)	$578,646	$(23,128)	$1,297,408	$(29,357)	$1,876,054

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The Bank periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Bank retains a variable rate loan. Under these agreements, the Bank enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Bank enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The Bank had $474,900,000 and $439,416,000 notional in interest rate swaps to hedge this exposure as of December 31, 2015 and September 30, 2015, respectively. The interest rate swaps are derivatives under ASC 815, Derivatives and Hedging, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the three months ended December 31, 2015 as the changes in value for the asset and liability side of the swaps offset each other.

The Bank has also entered into forward-starting interest rate swaps to convert future short-term borrowings to fixed rate payments. The primary purpose of this hedge is to mitigate the risk of rising interest rates, specifically LIBOR rates, which are a benchmark for the short term borrowings. The hedging program qualifies as a cash flow hedge under FASB ASC 815, which provides for matching of the recognition of gains and losses of the interest rate swaps and the hedged items. The hedged item is the LIBOR portion of the series of future short-term fixed rate borrowings over the term of the interest rate swap. Prior to the starting date, the change in the fair value of the interest rate swap is recorded in other comprehensive income. The Bank had $400,000,000 notional in forward starting interest rate swaps to hedge future borrowing rates as of December 31, 2015 and September 30, 2015. The impact on accumulated other comprehensive income as of December 31, 2015 was an after-tax gain of $1,768,000.

The Bank has also entered into an interest rate swap to hedge the interest rate risk of an individual fixed rate commercial loan and this relationship qualifies as a fair value hedge under FASB ASC 815, which provides for matching of the recognition of gains and losses of the interest rate swap and the hedged item. The Bank had $54,155,000 and $54,815,000 notional in interest rate swap to hedge this loan as of December 31, 2015 and September 30, 2015, respectively

The following table presents the fair value and balance sheet classification of derivatives at December 31, 2015 and September 30, 2015:

	Asset Derivatives				Liability Derivatives
	December 31, 2015		September 30, 2015		December 31, 2015		September 30, 2015
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
	(In thousands)
Interest rate contracts	Other assets	$9,656	Other assets	$11,879	Other liabilities	$9,656	Other liabilities	$11,879
Commercial loan hedge	Other assets	—	Other assets	—	Other liabilities	565	Other liabilities	966
Long term borrowing hedge	Other assets	—	Other assets	—	Other liabilities	11,759	Other liabilities	14,555
		$9,656		$11,879		$21,980		$27,400

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
GENERAL
Washington Federal, Inc. is a Washington corporation headquartered in Seattle, Washington and is a bank holding company under the Bank Holding Company Act of 1956. The Company conducts its operations primarily through the Bank, a federally-insured national bank subsidiary, Washington Federal, National Association.
The Company's fiscal year end is September 30th. All references to 2015 represent balances as of September 30, 2015 or activity for the fiscal year then ended.
INTEREST RATE RISK
Based on Management's assessment of the current interest rate environment, the Bank has taken steps to reduce its interest rate risk profile compared to its historical norms, including growing shorter-term business loans and transaction deposit accounts, as well as extending the maturity on borrowings. The mix of transaction accounts is 56% of total deposits as of December 31, 2015 while the composition of the investment securities portfolio is 40% variable and 60% fixed rate. The Company has $1,598,370,000 of 30-year fixed rate mortgage-backed securities that it has designated as held-to-maturity and are carried at amortized cost. With rising interest rates, these securities may be subject to unrealized losses. As of December 31, 2015, the net unrealized loss on these securities was $27,081,000. The Company has $2,304,788,000 of available-for-sale securities that are carried at fair value. As of December 31, 2015, the net unrealized gain on these securities was $4,754,000. The Bank has executed forward starting interest rate swaps to hedge interest rates on future borrowings. The net unrealized loss on these interest rate swaps as of December 31, 2015 was $11,759,000. All of the above are pre-tax net unrealized gains or losses.

The Company relies on various measures of interest rate risk, including an asset/liability maturity gap analysis, modeling of changes in forecasted net interest income under various rate change scenarios, and the impact of interest rate changes on the net portfolio value (“NPV”) of the Company.
Net Interest Income Sensitivity. The potential impact of rising interest rates on net interest income in the future under various rate change scenarios is estimated using a model that is based on account level detail for loans and deposits. In the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would decrease by (0.5)% in the next year. This compares to an estimated decrease of (2.2)% as of the September 30, 2015 analysis. This analysis assumes zero balance sheet growth and a constant percentage composition of assets and liabilities for consistency. It also assumes that loan and deposit prices respond in full to the increase in market rates. Actual results would differ from the assumptions used in this model, as Management monitors and adjusts loan and deposit pricing and the size and composition of the balance sheet to respond to changing interest rates. It is noted that a flattening yield curve due to a greater increase in short term rates as compared to long term rates would likely result in a more significant decrease in net interest income. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long term rates over two years would result in a net interest income decrease of 2.26% in the first year and 0.51% in the second year assuming a constant balance sheet and no management intervention.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

NPV Sensitivity. The NPV is an estimate of the market value of shareholders' equity. It is derived by calculating the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates provides a longer term view of interest rate risk as it incorporates all future expected cash flows. In the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $588,979,000 or 20.95% and the NPV to total assets ratio to decline to 16.14% from a base of 18.91%. As of September 30, 2015, the NPV in the event of a 200 basis point increase in rates was estimated to decline by $535,948,000 or 19.65% and the NPV to total assets ratio to decline to 15.91% from a base of 18.39%. The increased NPV sensitivity and higher base NPV ratio is due to higher interest rates and lower prices as of December 31, 2015.

Repricing Gap Analysis. At December 31, 2015, the Company had approximately $1,766,553,000 more in liabilities subject to maturity or repricing in the next year than assets, which resulted in a negative one-year maturity gap of (12.0)% of total assets. This was an decrease from the (13.40)% negative gap as of September 30, 2015. A negative repricing gap implies that funding costs will change more rapidly than interest income on earning assets with movements in interest rates. A negative repricing gap typically results in lower margins when interest rates rise and higher margins when interest rates decline. This interest rate gap analysis provides management with a high-level indication of interest rate risk, but it is considered less reliable than more detailed modeling.
Interest Rate Spread. The interest rate spread is measured as the difference between the rate on total loans and investments and the rate on costing liabilities at the end of each period. The interest rate spread decreased to 2.72% at December 31, 2015 from 2.73% at September 30, 2015. The spread decrease of 1 basis point is due to lower rates on interest earning assets. As of December 31, 2015, the weighted average rate on loans and mortgage backed securities decreased by 4 basis points compared to September 30, 2015, while the weighted average rate on earning assets declined by 1 basis point to 3.62%.
Net Interest Margin. The net interest margin is measured using the interest income and expense over the average assets and liabilities for the period. The net interest margin increased to 3.18% for the quarter ended December 31, 2015 from 3.01% for the quarter ended December 31, 2014. The yield on earning assets increased 10 basis points to 3.99% and the cost of interest bearing liabilities declined 8 basis points to 0.90%. The higher yield on earning assets is the result of changes in the asset mix as cash and investment securities have decreased while loans has increased. The decrease in interest costs was a combination of changes in the deposit mix from time deposits to core transaction accounts as well as lower costs on FHLB advances as the Company prepaid a $100,000,000 FHLB advance during the quarter ended December 31, 2014.
The following table sets forth the information explaining the changes in the net interest margin for the periods indicated compared to the same periods one year ago.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Quarter Ended December 31, 2015			Quarter Ended December 31, 2014
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)			(In thousands)
Assets
Loans and covered loans	$9,258,041	$112,864	4.84%	$8,367,285	$108,293	5.13%
Mortgaged-backed securities	2,880,242	16,986	2.34	3,191,365	19,175	2.38
Cash & Investments	1,198,471	4,258	1.41	1,876,824	4,872	1.14
FHLB & FRB stock	107,793	1,016	3.74	158,194	401	1.01

Total interest-earning assets	13,444,547	135,124	3.99%	13,593,668	132,741	3.89%
Other assets	1,109,202			1,062,770
Total assets	$14,553,749			$14,656,438

Liabilities and Equity
Customer accounts	$10,619,654	$12,718	0.48%	$10,680,974	$13,446	0.50%
FHLB advances	1,844,772	15,537	3.34	1,920,217	17,112	3.65

Total interest-bearing liabilities	12,464,426	28,255	0.90%	12,601,191	30,558	0.98%
Other liabilities	124,370			95,026
Total liabilities	12,588,796			12,696,217
Stockholder's equity	1,964,953			1,960,221

Total liabilities and equity	$14,553,749			$14,656,438

Net interest income		$106,869			$102,183

Net interest margin			3.18%			3.01%
As of December 31, 2015, total assets had increased by $116,575,000 to $14,684,899,000 from $14,568,324,000 at September 30, 2015. For the quarter ended December 31, 2015, compared to the quarter ended September 30, 2015, loans receivable increased $232,096,000 or 2.53% partially offset by the decrease of $120,621,000 or 3.00% in investment securities.
Cash and cash equivalents of $305,959,000 and stockholders’ equity of $1,970,240,000 as of December 31, 2015 provides management with flexibility in managing interest rate risk going forward.

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
The Company's cash and cash equivalents amounted to $305,959,000 at December 31, 2015, a decrease from $284,049,000 at September 30, 2015. These amounts include the Bank's operating cash.
The Company’s net worth at December 31, 2015 was $1,970,240,000, or 13.42% of total assets. This was a increase of $14,561,000 from September 30, 2015 when net worth was $1,955,679,000 which was 13.42% of total assets. The Company’s net worth was impacted in the three months ended December 31, 2015 by net income of $35,098,000, the payment of $12,036,000 in cash dividends, treasury stock purchases of $9,938,000, as well as an other comprehensive loss of $4,785,000. The ratio of tangible capital to tangible assets at December 31, 2015 was 11.62%. The Company has paid out 63% of its fiscal 2016 year-to-date earnings to shareholders in the form of cash dividends and share repurchases, compared with 111% for fiscal year 2015. Management believes the strong net worth position will allow the Company to manage its interest rate risk and provide the capital support needed for controlled growth in a regulated environment.
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
Federal banking agencies establish regulatory capital rules which require minimum capital ratios and establish criteria for calculating regulatory capital. Minimum capital ratios for four measures are used for assessing capital adequacy. The standards are indicated in the table below. The common equity tier 1 capital ratio recognizes common equity as the highest form of capital. The denominator for all except the leverage ratio is risk weighted assets. The rules set forth a “capital conservation buffer” of up to 2.5%. In the event that a bank’s capital levels fall below the minimum ratios plus these buffers, restrictions can be placed on the bank by its regulators. These restrictions include reducing dividend payments, share-backs, and staff bonus payments. The purpose of these buffers is to require banks to build up capital outside of periods of stress that can be drawn down during periods of stress. As a result, even during periods where losses are incurred, the minimum capital ratios can still be met. The capital rules that became effective in January 2015 include a phase-in period for certain minimum ratios and the capital buffers, before the full minimum ratios take effect in 2019. Management continues to monitor the financial position of the Company and its capital ratios as the rules phase in.
There are also standards for Adequate and Well Capitalized criteria that are used for “Prompt Corrective Action” purposes. To remain categorized as well capitalized, the Bank and Holding Company must maintain minimum common equity risk-based, tier 1 risk-based, total risk-based and tier 1 leverage ratios as set forth in the following table.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Actual		Minimum Capital Adequacy Guidelines		Minimum Well-Capitalized Guidelines
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(In thousands)
December 31, 2015
Common Equity Tier I risk-based capital ratio:
The Company	$1,678,544	18.52%	$644,872	4.50%	NA	NA
The Bank	1,676,263	18.48%	645,078	4.50%	931,779	6.50%
Tier I risk-based capital ratio:
The Company	1,678,544	18.52%	543,821	6.00%	NA	NA
The Bank	1,676,263	18.48%	544,370	6.00%	725,827	8.00%
Total risk-based capital ratio:
The Company	1,790,041	19.75%	725,095	8.00%	NA	NA
The Bank	1,787,760	19.70%	725,827	8.00%	907,284	10.00%
Tier 1 Leverage ratio:
The Company	1,678,544	11.71%	573,219	4.00%	NA	NA
The Bank	1,676,263	11.69%	573,402	4.00%	716,753	5.00%

September 30, 2015
Common Equity Tier 1 risk-based capital ratio:
The Company	1,658,985	18.81%	637,788	4.50%	NA	NA
The Bank	1,652,569	18.73%	637,810	4.50%	921,281	6.50%
Tier I risk-based capital ratio:
The Company	1,658,985	18.81%	529,051	6.00%	NA	NA
The Bank	1,652,569	18.73%	529,360	6.00%	705,814	8.00%
Total risk-based capital ratio:
The Company	1,769,587	20.07%	705,402	8.00%	NA	NA
The Bank	1,763,171	19.98%	705,814	8.00%	882,267	10.00%
Tier 1 Leverage ratio:
The Company	1,658,985	11.71%	566,923	4.00%	NA	N/A
The Bank	1,652,569	11.66%	566,942	4.00%	708,678	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents: Cash and cash equivalents increased $21,910,000, or 7.71%, to $305,959,000 at December 31, 2015.

Available-for-sale and held-to-maturity securities: Available-for-sale securities decreased $75,775,000, or 3.2%, during the three months ended December 31, 2015, due to prepayments, calls and maturities which were partially offset by the purchase of $50,741,000 of available-for-sale securities. During the same period, the balance of held-to-maturity securities declined by $44,846,000 due to paydowns and maturities. There were no held to maturity securities purchased or sold during the quarter. As of December 31, 2015, the Company had a net unrealized gain on available-for-sale securities of $4,754,000, which is included on a net of tax basis in accumulated other comprehensive income.

Loans receivable: Loans receivable, net of related contra accounts, increased to $9,402,730,000 at December 31, 2015 compared to $9,170,634,000 at September 30, 2015. This increase resulted primarily from originations of $963,319,000 and loan purchases of $51,646,000, partially offset by loan repayments of $726,292,000. Commercial loan originations accounted for 75% of total originations and consumer loan originations were 25%. The increase in the loan portfolio is consistent with management's strategy during low rate environments to produce more multifamily, commercial real estate, and commercial and industrial loans which generally have adjustable interest rates or a shorter duration.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the loan portfolio by category and the change.

	December 31, 2015		September 30, 2015		Change
	(In thousands)		(In thousands)		$	%
Non-Acquired loans
Single-family residential	$5,629,715	55.7%	$5,651,845	57.5%	$(22,131)	(0.4)%
Construction	660,238	6.5	200,509	2.0	459,729	229.3
Construction - custom	404,849	4.0	396,307	4.0	8,542	2.2
Land - acquisition & development	97,025	1.0	94,208	1.0	2,817	3.0
Land - consumer lot loans	102,376	1.0	103,989	1.1	(1,613)	(1.6)
Multi-family	997,696	9.9	1,125,722	11.5	(128,027)	(11.4)
Commercial real estate	839,157	8.3	986,270	10.0	(147,112)	(14.9)
Commercial & industrial	751,073	7.4	612,836	6.2	138,237	22.6
HELOC	127,919	1.3	127,646	1.3	273	0.2
Consumer	181,142	1.8	194,655	2.0	(13,513)	(6.9)
Total non-acquired loans	9,791,190	96.9%	9,493,987	96.6%	297,203	3.1%
Acquired loans	164,380	1.6	166,293	1.7	(1,913)	(1.2)
Credit impaired acquired loans	116,030	1.1	87,081	0.9	28,949	33.2
Covered loans	38,584	0.4	75,909	0.8	(37,325)	(49.2)
Total gross loans	10,110,184	100%	9,823,270	100%	286,914	2.9%
Less:
Allowance for probable losses	107,901		106,829		1,072	1.0%
Loans in process	535,850		476,796		59,054	12.4
Discount on acquired loans	25,040		30,095		(5,055)	(16.8)
Deferred net origination fees	38,663		38,916		(253)	(0.6)
Total loan contra accounts	707,454		652,636		54,818	8.4
Net Loans	$9,402,730		$9,170,634		$232,096	2.5%

Non-performing assets (excludes discounted acquired assets): Non-performing assets decreased 23.1% during the quarter ended December 31, 2015 to $98,846,000 from $128,577,000 at September 30, 2015. The decrease is primarily due to the decrease in REO discussed below. Non-performing assets as a percentage of total assets decreased to 0.67% at December 31, 2015 compared to 0.88% at September 30, 2015.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth information regarding restructured and non-accrual loans and REO.

	December 31, 2015		September 30, 2015
	(In thousands)
Restructured loans:
Single-family residential	$243,292	86.1%	$259,460	85.8%
Construction	—	—	4,989	1.6
Land - acquisition & development	1,976	0.7	2,486	0.8
Land - consumer lot loans	10,173	3.6	11,289	3.7
Multi - family	1,530	0.5	3,823	1.3
Commercial real estate	24,258	8.6	19,124	6.3
HELOC	1,397	0.5	1,443	0.5
Consumer	97	—	99	—
Total restructured loans (1)	$282,723	100%	$302,713	100%

Non-accrual loans:
Single-family residential	$43,856	77.3%	$59,074	87.1%
Construction	—	—	754	1.1
Construction - custom	2,518	4.4	732	1.1
Land - acquisition & development	509	0.9	—	—
Land - consumer lot loans	939	1.7	1,273	1.9
Multi-family	1,538	2.7	2,558	3.8
Commercial real estate	6,681	11.8	2,176	3.2
Commercial & industrial	115	0.2	—	—
HELOC	473	0.8	563	0.8
Consumer	119	0.2	680	1.0
Total non-accrual loans (2)	56,748	100%	67,810	100%
Real estate owned	42,098		60,767
Total non-performing assets	$98,846		$128,577
Total non-performing assets and performing restructured loans as a percentage of total assets	2.60%		2.96%

(1) Restructured loans were as follows:
Performing	$273,211	96.6%	$291,416	96.3%
Non-performing (included in non-accrual loans above)	9,512	3.4	11,297	3.7
	$282,723	100%	$302,713	100%

(2)
For the three months ended December 31, 2015, the Company recognized $1,257,000 in interest income on cash payments received from borrower on nonaccrual loans. The Company would have recognized interest income of $687,000 for the same period had these loans performed according to their original contract terms. The recognized interest income may include more than three months of interest for some of the loans that were brought current. In addition to the nonaccrual loans reflected in the above table, the Company had $102,335,000 of loans that were less than 90 days delinquent at December 31, 2015 but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 1.37% at December 31, 2015.

Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 86.1% of restructured loans as of December 31, 2015. The concession for these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period.
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
Allocation of the allowance for loan losses: The following table shows the allocation of the Company’s allowance for loan losses.

	December 31, 2015			September 30, 2015
	Amount	Loans to Total Loans (1)	Coverage Ratio (2)	Amount	Loans to Total Loans (1)	Coverage Ratio (2)
	(In thousands)			(In thousands)
Single-family residential	$47,755	60.6%	0.9%	$47,348	62.5%	0.8%
Construction	7,014	1.3	5.8	6,680	1.4	5.1
Construction - custom	1,062	2.4	0.5	990	2.3	50.0
Land - acquisition & development	6,778	0.9	8.1	5,781	0.8	7.7
Land - consumer lot loans	3,001	1.1	2.9	2,946	1.1	2.8
Multi-family	5,048	11.7	0.5	5,304	11.8	0.5
Commercial real estate	10,344	10.2	1.1	8,960	9.4	1.0
Commercial & industrial	24,096	8.4	3.1	24,980	7.1	3.9
HELOC	820	1.4	0.6	902	1.4	0.7
Consumer	1,983	2.0	1.1	2,938	2.2	1.5
	$107,901	100%		$106,829	100%

(1)	Represents the total amount of the loan category as a % of total gross loans, excluding non-acquired and non-covered loans outstanding not subject to the allowance for loan loss.

(2)
Represents the allocated allowance of the loan category as a % of total gross loans, excluding non-acquired and non-covered loans outstanding not subject to the allowance for loan loss, for the same loan category.

Real Estate Owned: Real estate owned decreased during the three months ended December 31, 2015 by $19,000,000 to $42,098,000. The decrease is primarily due to sales of REO properties during the quarter.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the composition of the Bank’s customer accounts by deposit type.

	December 31, 2015			September 30, 2015
	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate
	(In thousands)			(In thousands)
Non-interest checking	$1,016,514	9.5%	—%	$976,250	9.2%	—%
Interest checking	1,636,584	15.4	0.06	1,579,516	14.9	0.06
Savings (passbook/stmt)	782,646	7.3	0.10	700,794	6.6	0.10
Money Market	2,488,340	23.4	0.14	2,564,318	24.1	0.13
CD’s	4,727,035	44.4	0.97	4,810,825	45.2	0.95
Total	$10,651,119	100%	0.48%	$10,631,703	100%	0.48%

Customer accounts: Customer accounts increased $19,416,000, or 0.2%, to $10,651,119,000 at December 31, 2015 compared with $10,631,703,000 at September 30, 2015.
FHLB advances and other borrowings: Total borrowings were $1,928,000,000 as of December 31, 2015, and increase of $98,000,000 since September 30, 2015. The increase represents short term FHLB advances held as of December 31, 2015.

RESULTS OF OPERATIONS
Net Income: The quarter ended December 31, 2015 produced net income of $35,098,000 compared to $38,407,000 for the same quarter one year ago, as described more fully below.
Net Interest Income: For the quarter ended December 31, 2015, net interest income was $4,686,000 higher than the same quarter of the prior year. Average earning assets were slightly lower by $149,121,000 period over period. However, the average yield on interest earning assets increased by 10 basis points and the cost of funds decreased by 8 basis points. The net result was a net interest margin of 3.18% in the quarter ended December 31, 2015 compared to 3.01% in quarter ended December 31, 2014, which drove higher net interest income.
The following table sets forth certain information explaining changes in interest income and interest expense for the period indicated compared to the same period one year ago. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old volume). The change in interest income and interest expense attributable to changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.
Rate / Volume Analysis:

	Comparison of Quarters Ended 12/31/15 and 12/31/14
	Volume	Rate	Total
	(In thousands)
Interest income:
Loans receivable	$10,748	$(6,178)	$4,570
Mortgaged-backed securities	(1,867)	(322)	(2,189)
Investments (1)	(2,487)	1,945	(542)
All interest-earning assets	6,394	(4,555)	1,839
Interest expense:
Customer accounts	(92)	(636)	(728)
FHLB advances and other borrowings	(869)	(1,250)	(2,119)
All interest-bearing liabilities	(961)	(1,886)	(2,847)
Change in net interest income	$7,355	$(2,669)	$4,686

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

___________________

(1)	Includes interest on cash equivalents and dividends on FHLB & FRB stock
Provision (Reversal) for Loan Losses: There was no provision for loan losses recorded for the three months ended December 31, 2015, which compares to a reversal of provision of $5,500,000 for the three months ended December 31, 2014. The lack of provision for the quarter ended December 31, 2015 was a result of continued improvement in credit quality of the loan portfolio offset by net growth in the loan portfolio. The related improvement in the credit quality of the loan portfolio relates to the following factors.
The Company had recoveries, net of charge-offs, of $1,072,000 for the quarter ended December 31, 2015, compared with $842,000 of net recoveries for the same quarter one year ago. Non-performing assets amounted to $98,846,000, or 0.67%, of total assets at December 31, 2015, compared to $164,317,000, or 1.13% of total assets at December 31, 2014. Non-accrual loans decreased from $98,353,000 at December 31, 2014, to $56,748,000 at December 31, 2015, a 42.3% decrease. The percentage of delinquent loans decreased from 1.47% at December 31, 2014, to 0.98% at December 31, 2015.
Unfunded commitments are likely to increase as commercial loans become a greater portion of the loan mix. The reserve for unfunded commitments was $3,085,000 as of December 31, 2015, which is unchanged since September 30, 2015. Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $110,986,000, or 1.10% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio. See Note E for further discussion and analysis of the allowance for loan losses for the quarter ended December 31, 2015.

Other Income: For the three months ended December 31, 2015, total other income was $10,635,000 as compared to $5,380,000 three months ended December 31, 2014. The increase was primarily due to other income including the following unusual items in the quarter ended December 31, 2014. One, there was a prepayment charge of $2,600,000 on a $100,000,000 FHLB advance that was accruing interest at 4% and scheduled to mature in September 2015. The prepayment charge was offset by a reduction in interest expense over the remaining nine months of the FHLB advance. Two, Management recorded a $2,000,000 FDIC indemnification asset write-down related to the commercial loans acquired from Horizon Bank in 2010. The portion of that agreement related to commercial loans expired after March 31, 2015. Deposit fee income was $5,917,000 for the three months ended December 31, 2015 compared to $5,977,000 three months ended December 31, 2014.

Other Expense: The quarter ended December 31, 2015 results include total other expense of $64,509,000 compared to $53,600,000 for the same quarter one year ago, a 20.4% increase. This increase was driven primarily by $6,600,000 of expenses related to the Company's conversion of its core system that occurred during the quarter ended December 31, 2015. Additionally, the quarter ended December 31, 2014 benefited from an adjustment of $1,900,000 to FDIC insurance premiums. Compensation and benefits expense increased $539,000. The number of staff, including part-time employees on a full-time equivalent basis, was 1,825 and 1,862 at December 31, 2015 and 2014, respectively. Total other expense for the quarters ended December 31, 2015 and 2014 equaled 1.77% and 1.46%, respectively, of average assets.

Gain (Loss) on Real Estate Acquired Through Foreclosure: Gains recognized on real estate acquired through foreclosure was a net gain of $1,420,000 for the three months ended December 31, 2015, compared to $315,000 for the same period one year ago.

Taxes: Income taxes decreased to $19,317,000 for the quarter ended December 31, 2015, as compared to $21,371,000 for the same period one year ago. The effective tax rate for three months ended December 31, 2015 was 35.50% while for the period ended December 31, 2014 it was 35.75%. The Company expects a lower effective tax rate going forward due to the effects of the addition of bank owned life insurance and increased investment in low income housing tax credit partnerships.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2015. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2015 Form 10-K.

Item 4.        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 4.        Controls and Procedures

accumulated and communicated to the Company's management, including the Company’s President and Chief Executive Officer along with the Company’s Executive Vice President and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management has evaluated, with the participation of the Company’s President and Chief Executive Officer along with the Company’s Executive Vice President and Interim Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on the evaluation, the Company’s President and Chief Executive Officer along with the Company’s Executive Vice President and Interim Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the 2015 Form 10-K for the year ended September 30, 2015. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2015 to October 31, 2015	110,658	$22.29	110,658	4,090,572
November 1, 2015 to November 30, 2015	12,150	25.17	12,150	4,078,422
December 1, 2015 to December 31, 2015	300,274	23.86	300,274	3,778,148
Total	423,082	$23.49	423,082	3,778,148
 ___________________

(1)
The Company's only stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 46,956,264 shares have been authorized for repurchase. This includes the authorization of an additional 5,000,000 shares that may be repurchased under Washington Federal's share repurchase program that was announced in May 2015.

Item 3.        Defaults Upon Senior Securities
Not applicable

Item 4.        Mine Safety Disclosures
Not applicable

Item 5.        Other Information
Not applicable

Item 6.        Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer

	31.2	Section 302 Certification by the Interim Chief Financial Officer

	32	Section 906 Certification by the Chief Executive Officer and the Interim Chief Financial Officer

	101	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2015 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 5, 2016	/S/ ROY M. WHITEHEAD
ROY M. WHITEHEAD Chairman, President and Chief Executive Officer

February 5, 2016	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL Executive Vice President and Interim Chief Financial Officer