Form 10-Q
period 2016-03-31
WASHINGTON FEDERAL INC
filed 2016-05-03
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at May 2, 2016
Common stock, $1.00 par value	91,069,431

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	March 31, 2016	September 30, 2015
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$276,084	$284,049
Available-for-sale securities, at fair value	2,097,086	2,380,563
Held-to-maturity securities, at amortized cost	1,558,087	1,643,216
Loans receivable, net	9,545,322	9,170,634
Interest receivable	37,571	40,429
Premises and equipment, net	299,125	276,247
Real estate owned	38,770	61,098
FHLB and FRB stock	113,187	107,198
Bank owned life insurance	204,655	102,496
Intangible assets, including goodwill of $291,503	298,113	299,358
Federal and state income tax assets, net	11,544	14,513
Other assets	191,279	188,523
	$14,670,823	$14,568,324
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$5,876,244	$5,820,878
Time deposit accounts	4,667,140	4,810,825
	10,543,384	10,631,703
FHLB advances	1,980,000	1,830,000
Advance payments by borrowers for taxes and insurance	23,863	50,224
Accrued expenses and other liabilities	161,116	100,718
	12,708,363	12,612,645
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 134,092,173 and 133,695,803 shares issued; 91,270,241 and 92,936,395 shares outstanding	134,092	133,696
Paid-in capital	1,651,397	1,643,712
Accumulated other comprehensive (loss) income, net of taxes	(8,586)	353
Treasury stock, at cost; 42,821,932 and 40,759,408 shares	(696,283)	(651,836)
Retained earnings	881,840	829,754
	1,962,460	1,955,679
	$14,670,823	$14,568,324

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(In thousands, except share data)		(In thousands, except share data)
INTEREST INCOME
Loans	$113,211	$109,274	$226,074	$217,567
Mortgage-backed securities	16,846	18,143	33,833	37,318
Investment securities and cash equivalents	5,006	5,213	10,280	11,029
	135,063	132,630	270,187	265,914
INTEREST EXPENSE
Customer accounts	13,071	12,574	25,788	26,018
FHLB advances and other borrowings	15,667	16,176	31,205	33,832
	28,738	28,750	56,993	59,850
Net interest income	106,325	103,880	213,194	206,064
Provision for (release of) allowance for loan losses	(1,500)	(3,949)	(1,500)	(9,449)
Net interest income after provision for (release of) allowance for loan losses	107,825	107,829	214,694	215,513

OTHER INCOME
Loan fee income	1,166	2,048	2,683	4,112
Deposit fee income	5,350	5,405	11,267	11,383
Other income	4,213	3,388	7,414	726
	10,729	10,841	21,364	16,221

OTHER EXPENSE
Compensation and benefits	29,184	30,469	58,883	59,629
Occupancy	8,969	8,239	17,561	16,374
FDIC insurance premiums	2,785	2,380	5,374	3,055
Product delivery	4,294	5,420	9,817	11,047
Information technology	7,453	3,882	16,163	7,912
Other expense	6,541	6,934	15,937	12,909
	59,226	57,324	123,735	110,926
Gain on real estate owned, net	3,894	1,473	5,314	1,788
Income before income taxes	63,222	62,819	117,637	122,596
Income tax expense	21,499	22,458	40,816	43,828
NET INCOME	$41,723	$40,361	$76,821	$78,768

PER SHARE DATA
Basic earnings per share	$0.45	$0.42	$0.83	$0.81
Diluted earnings per share	0.45	0.42	0.83	0.81
Dividends paid on common stock per share	0.14	0.13	0.27	0.28
Basic weighted average number of shares outstanding	91,777,771	96,373,366	92,385,367	97,270,403
Diluted weighted average number of shares outstanding	92,147,998	96,725,234	92,860,052	97,635,201

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Net income	$41,723	$40,361	$76,821	$78,768

Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sale securities	6,916	5,063	(3,445)	13,623
Related tax benefit (expense)	(2,542)	(1,860)	1,266	(5,006)
	4,374	3,203	(2,179)	8,617

Net unrealized gain (loss) on long-term borrowing hedge	(13,483)	(4,985)	(10,688)	(9,233)
Related tax benefit (expense)	4,955	1,832	3,928	3,393
	(8,528)	(3,153)	(6,760)	(5,840)

Other comprehensive income (loss) net of tax	(4,154)	50	(8,939)	2,777
Comprehensive income	$37,569	$40,411	$67,882	$81,545

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2015	$133,696	$1,643,712	$829,754	$353	$(651,836)	$1,955,679
Net income			76,821			76,821
Other comprehensive income (loss)				(8,939)		(8,939)
Dividends on common stock			(24,735)			(24,735)
Compensation expense related to common stock options		600				600
Proceeds from exercise of common stock options	250	5,149				5,399
Restricted stock expense	146	1,936				2,082
Treasury stock acquired					(44,447)	(44,447)
Balance at March 31, 2016	$134,092	$1,651,397	$881,840	$(8,586)	$(696,283)	$1,962,460

(in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2014	$133,323	$1,638,211	$706,149	$20,708	$(525,108)	$1,973,283
Net income			78,768			78,768
Other comprehensive income (loss)				2,777		2,777
Dividends on common stock			(12,406)			(12,406)
Compensation expense related to common stock options		600				600
Proceeds from exercise of common stock options	35	457				492
Restricted stock expense	265	1,716				1,981
Treasury stock acquired					(77,355)	(77,355)
Balance at March 31, 2015	$133,623	$1,640,984	$772,511	$23,485	$(602,463)	$1,968,140

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76,821	$78,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and restricted stock expense	11,082	10,566
Cash received from (paid to) FDIC under loss share	2,153	(738)
Stock option compensation expense	600	600
Release of provision for loan losses	(1,500)	(9,449)
Loss (gain) on investment securities and real estate owned	(6,629)	(12,338)
Decrease (increase) in accrued interest receivable	2,858	11,678
Decrease (increase) in federal and state income tax receivable	8,163	6,995
Decrease (increase) in cash surrender value of bank owned life insurance	(2,159)	(961)
Decrease (increase) in other assets	(5,551)	(26,667)
Increase (decrease) in accrued expenses and other liabilities	49,710	586
Net cash provided by operating activities	135,548	59,040
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(321,573)	(78,301)
Loans purchased	(51,646)	(146,832)
FHLB & FRB stock purchased	(32,329)	—
FHLB & FRB stock redemption	26,340	7,921
Available-for-sale securities purchased	(50,741)	(163,126)
Principal payments and maturities of available-for-sale securities	328,188	466,991
Principal payments and maturities of held-to-maturity securities	82,536	65,913
Proceeds from sales of real estate owned	38,347	37,404
Purchase of bank owned life insurance	(100,000)	(100,000)
Premises and equipment purchased and REO improvements	(34,248)	(16,897)
Net cash provided by (used in) investing activities	(115,126)	73,073
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	(88,243)	(24,227)
Proceeds from borrowings	818,000	—
Repayments of borrowings	(668,000)	(100,000)
Proceeds from exercise of common stock options and related tax benefit	5,399	492
Dividends paid on common stock	(24,735)	(26,806)
Treasury stock purchased	(44,447)	(77,355)
Increase (decrease) in advance payments by borrowers for taxes and insurance	(26,361)	(10,996)
Net cash provided by (used in) financing activities	(28,387)	(238,892)
Increase (decrease) in cash and cash equivalents	(7,965)	(106,779)
Cash and cash equivalents at beginning of period	284,049	781,843
Cash and cash equivalents at end of period	$276,084	$675,064
(CONTINUED)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2016	2015
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$10,535	$19,927
Cash paid during the period for
Interest	57,325	62,193
Income taxes	27,245	32,517

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
Off-Balance-Sheet Credit Exposures – The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $929,028,000 and $816,014,000 at March 31, 2016 and September 30, 2015, respectively. The Company estimates losses on off-balance-sheet credit exposures by allocating a loss percentage derived from historical loss factors for each asset class.

NOTE B – New Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation- Improvements to Employee Share-Based Payment Accounting, which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the guidance, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted. The Company is currently evaluating the guidance to determine its adoption method and does not expect this guidance to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The guidance also simplifies the accounting for sale and leaseback transactions. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company is currently evaluating the provisions of this ASU to determine the potential impact the new standard will have on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this ASU also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. the amendments in ASU 2015-16 require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in ASU 2015-16 are effective for years beginning after December 15, 2015. Early adoption is permitted for reporting periods for which financial statements have not been issued. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in Cloud Computing Arrangement. The ASU was issued to clarify a customer's accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers in determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software. If the arrangement does not contain a software license, it would be accounted for as a service contract. The guidance in this ASU are effective for interim and annual periods beginning after December 15, 2015 and can be adopted either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

NOTE C – Dividends and Share Repurchases
On February 12, 2016, the Company paid its 132nd consecutive quarterly cash dividend on common stock of $0.14 per share. Dividends per share were $0.14 and $0.13 for the quarters ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, the Company repurchased 1,639,442 shares at an average price of $21.05. For the three months ended March 31, 2015, the Company repurchased 2,500,018 shares at an average price of $21.21. As of March 31, 2016, there are 2,138,706 remaining shares that can be repurchased under the current Board approved program.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D – Loans Receivable

The following table is a summary of loans receivable (including loans in process, net of charge offs.)

	March 31, 2016		September 30, 2015
	(In thousands)		(In thousands)
Non-Acquired loans
Single-family residential	$5,618,954	54.5%	$5,651,845	57.6%
Construction	785,846	7.6	200,509	2.0
Construction - custom	398,797	3.9	396,307	4.0
Land - acquisition & development	101,605	1.0	94,208	1.0
Land - consumer lot loans	100,856	1.0	103,989	1.1
Multi-family	1,073,222	10.4	1,125,722	11.6
Commercial real estate	833,570	8.1	986,270	10.0
Commercial & industrial	805,272	7.8	612,836	6.2
HELOC	130,459	1.3	127,646	1.3
Consumer	164,672	1.6	194,655	2.0
Total non-acquired loans	10,013,253	97.2%	9,493,987	96.8%
Acquired loans	152,572	1.5	166,293	1.6
Credit impaired acquired loans	106,637	1.0	87,081	0.9
Covered loans	34,211	0.3	75,909	0.7
Total gross loans	10,306,673	100.0%	9,823,270	100.0%
Less:
Allowance for loan losses	109,919		106,829
Loans in process	591,667		476,796
Discount on acquired loans	21,120		30,095
Deferred net origination fees	38,645		38,916
Total loan contra accounts	761,351		652,636
Net Loans	$9,545,322		$9,170,634

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth information regarding non-accrual loans.

	March 31, 2016		September 30, 2015
	(In thousands)
Non-accrual loans:
Single-family residential	$42,395	77.7%	$59,074	87.1%
Construction	—	—	754	1.1
Construction - custom	67	0.1	732	1.1
Land - acquisition & development	477	0.9	—	—
Land - consumer lot loans	940	1.7	1,273	1.9
Multi-family	1,520	2.8	2,558	3.8
Commercial real estate	7,701	14.1	2,176	3.2
Commercial & industrial	596	1.1	—	—
HELOC	554	1.0	563	0.8
Consumer	309	0.6	680	1.0
Total non-accrual loans	$54,559	100%	$67,810	100%

The Company recognized interest income on nonaccrual loans of approximately $3,219,000 in the six months ended March 31, 2016. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $1,315,000 for the six months ended March 31, 2016. The recognized interest income includes more than six months of interest for some of the loans that were brought current.
The following tables provide details regarding delinquent loans.

March 31, 2016	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Non-acquired loans
Single-Family Residential	$5,624,134	$5,558,731	$18,000	$7,785	$39,618	$65,403	1.16%
Construction	396,322	396,181	—	—	141	141	0.04
Construction - Custom	212,067	209,153	1,047	1,800	67	2,914	1.37
Land - Acquisition & Development	92,467	90,541	1,445	—	481	1,926	2.08
Land - Consumer Lot Loans	101,372	99,379	563	490	940	1,993	1.97
Multi-Family	1,077,248	1,075,662	970	—	616	1,586	0.15
Commercial Real Estate	889,342	881,896	1,766	53	5,627	7,446	0.84
Commercial & Industrial	810,452	808,825	862	—	765	1,627	0.20
HELOC	130,446	129,456	378	63	549	990	0.76
Consumer	164,942	163,620	757	207	358	1,322	0.80
	9,498,792	9,413,444	25,788	10,398	49,162	85,348	0.90
Acquired loans	131,079	130,030	376	2	671	1,049	0.80
Credit impaired acquired loans	50,924	50,604	—	44	276	320	0.63
Covered loans	34,211	33,575	38	2	596	636	1.86
Total Loans	$9,715,006	$9,627,653	$26,202	$10,446	$50,705	$87,353	0.90%
Delinquency %		99.10%	0.27%	0.11%	0.52%	0.90%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2015	Amount of Loans	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of LIP & Chg.-Offs	Current	30	60	90	Total
	(In thousands)
Non-acquired loans
Single-Family Residential	$5,655,928	$5,590,673	$17,305	$7,757	$40,193	$65,255	1.15%
Construction	130,121	130,121	—	—	—	—	—
Construction - Custom	205,692	204,168	791	270	463	1,524	0.74
Land - Acquisition & Development	75,661	74,737	406	—	518	924	1.22
Land - Consumer Lot Loans	104,494	102,045	689	399	1,361	2,449	2.34
Multi-Family	1,068,038	1,065,667	259	454	1,658	2,371	0.22
Commercial Real Estate	893,072	892,180	131	—	761	892	0.10
Commercial & Industrial	617,545	616,602	93	27	823	943	0.15
HELOC	127,648	127,196	174	27	251	452	0.35
Consumer	194,977	194,259	493	170	55	718	0.37
	9,073,176	8,997,648	20,341	9,104	46,083	75,528	0.83
Acquired loans	57,682	56,559	356	—	767	1,123	1.95
Credit impaired acquired loans	139,726	138,940	243	4	539	786	0.56
Covered loans	75,890	70,729	272	90	4,799	5,161	6.80
Total Loans	$9,346,474	$9,263,876	$21,212	$9,198	$52,188	$82,598	0.88%
Delinquency %		99.12%	0.23%	0.10%	0.56%	0.88%

The percentage of total delinquent loans increased from 0.88% as of September 30, 2015 to 0.90% as of March 31, 2016 and there are no loans greater than 90 days delinquent and still accruing interest as of either date.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information related to loans that were restructured in a troubled debt restructuring ("TDR") during the periods presented:

	Three Months Ended March 31,
	2016			2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-family residential	7	$1,101	$1,101	14	$2,664	$2,664
Land - consumer lot loans	—	—	—	4	720	720
Commercial real estate				3	3,175	3,175
	7	$1,101	$1,101	21	$6,559	$6,559

	Six Months Ended March 31,
	2016			2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-family residential	10	$1,830	$1,830	49	$12,264	$12,264
Construction	—	—	—	2	718	718
Land - consumer lot loans	—	—	—	6	1,252	1,252
Commercial real estate	5	965	965	3	3,175	3,175
Consumer	—	—	—	1	85	85
	15	$2,795	$2,795	61	$17,494	$17,494

The following tables provide information on payment defaults occurring during the periods presented where the loan had been modified in a TDR within 12 months of the payment default.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2016		2015
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
TDRs That Subsequently Defaulted:
Single-family residential	6	$871	2	$304
Land - consumer lot loans	1	146	2	301
Commercial real estate	1	152	—	—
	8	$1,169	4	$605

	Six Months Ended March 31,
	2016		2015
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
TDRs That Subsequently Defaulted:
Single-family residential	8	$1,095	7	$1,237
Land - consumer lot loans	1	146	3	389
Commercial real estate	1	152	—	—
	10	$1,393	10	$1,626

Most loans restructured in TDR are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. As of March 31, 2016, 95.3% of the Company's $270,308,000 in TDRs were classified as performing. Each request is individually evaluated for merit and likelihood of success. The concession for these loans is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty four months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of March 31, 2016, single-family residential loans comprised 86.4% of TDRs.

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

The following table shows the changes in accretable yield for acquired impaired loans and acquired non-impaired loans (including covered loans).

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended March 31, 2016				Year Ended September 30, 2015
	Acquired Impaired		Acquired Non-impaired		Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)				(In thousands)
Beginning balance	$72,705	$111,300	$7,204	$187,080	$97,125	$135,826	$14,513	$275,862
Additions	—	—	—	—	—	—	—	—
Net reclassification from nonaccretable	—	—	—	—	6,307	—	346	—
Accretion	(11,010)	11,010	(1,485)	1,485	(30,727)	30,727	(7,655)	7,655
Transfers to REO	—	(123)	—	—	—	(2,975)	—	(150)
Payments received, net	—	(21,039)	—	(17,419)	—	(52,278)	—	(96,287)
Ending Balance	$61,695	$101,148	$5,719	$171,146	$72,705	$111,300	$7,204	$187,080

The excess of cash flows expected to be collected over the initial fair value of acquired impaired loans is referred to as the accretable yield and this amount is accreted into interest income over the estimated life of the acquired loans using the effective interest method. Other adjustments to the accretable yield include changes in the estimated remaining life of the acquired loans, changes in expected cash flows and changes in the respective indices for acquired loans with variable interest rates. Acquired loans are included in non-performing assets and subject to the general loss reserving methodology if the purchase discount is no longer sufficient to cover expected losses.

Additionally, as of March 31, 2016 the Company has $1,455,000 remaining in loans it acquired during fiscal 2013 as part of the South Valley Bank acquisition for which it was probable at acquisition that all contractually required payments would not be collected. The timing and amount of future cash flows cannot not be reasonably estimated; therefore, these loans are accounted for on a cash basis.

Covered loans were $34,211,000 at March 31, 2016 compared to $75,909,000 as of September 30, 2015, the decrease being attributable to FDIC loss share coverage on commercial loans from the former Home Valley Bank that expired after September 30, 2015. The FDIC loss share coverage for single family residential loans will continue for another five years. The remaining portfolio of covered loans is expected to continue to decline over time, absent another FDIC assisted transaction.

The following table shows activity for the FDIC indemnification asset:

	Six Months Ended March 31, 2016	Year Ended September 30, 2015
	(In thousands)
Balance at beginning of period	$16,275	$36,860
Additions/Adjustments	—	(1,795)
Payments received	(2,153)	(720)
Amortization	(773)	(18,588)
Accretion	131	518
Balance at end of period	$13,480	$16,275

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans
The following tables summarize the activity in the allowance for loan losses.

Three Months Ended March 31, 2016	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$47,756	$(1,026)	$111	$(5,013)	$41,828
Construction	7,014	—	(5)	8,717	15,726
Construction - custom	1,062	—	—	(40)	1,022
Land - acquisition & development	6,778	—	3,371	(2,897)	7,252
Land - consumer lot loans	3,001	(268)	—	(267)	2,466
Multi-family	5,047	—	—	1,737	6,784
Commercial real estate	10,344	(9)	992	(3,544)	7,783
Commercial & industrial	24,096	(331)	590	(531)	23,824
HELOC	820	(26)	—	34	828
Consumer	1,983	(278)	397	304	2,406
	$107,901	$(1,938)	$5,456	$(1,500)	$109,919

Three Months Ended March 31, 2015	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$55,495	$(1,409)	$4,122	$(3,446)	$54,762
Construction	5,451	—	75	(81)	5,445
Construction - custom	965	—	—	3	968
Land - acquisition & development	6,671	—	204	530	7,405
Land - consumer lot loans	3,113	(52)	34	(60)	3,035
Multi-family	4,500	—	—	173	4,673
Commercial real estate	5,872	—	453	409	6,734
Commercial & industrial	23,328	(355)	18	(1,845)	21,146
HELOC	892	—	—	(42)	850
Consumer	2,413	(701)	734	859	3,305
	$108,700	$(2,517)	$5,640	$(3,500)	$108,323

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Six Months Ended March 31, 2016	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$47,347	$(2,165)	$2,577	$(5,931)	$41,828
Construction	6,680	—	150	8,896	15,726
Construction - custom	990	(60)	—	92	1,022
Land - acquisition & development	5,781	—	3,406	(1,935)	7,252
Land - consumer lot loans	2,946	(676)	—	196	2,466
Multi-family	5,304	—	—	1,480	6,784
Commercial real estate	8,960	(32)	1,115	(2,260)	7,783
Commercial & industrial	24,980	(579)	591	(1,168)	23,824
HELOC	902	(27)	21	(68)	828
Consumer	2,939	(520)	789	(802)	2,406
	$106,829	$(4,059)	$8,649	$(1,500)	$109,919

Six Months Ended March 31, 2015	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$62,763	$(3,103)	$6,675	$(11,573)	$54,762
Construction	6,742	(388)	75	(984)	5,445
Construction - custom	1,695	—	—	(727)	968
Land - acquisition & development	5,592	(38)	205	1,646	7,405
Land - consumer lot loans	3,077	(87)	34	11	3,035
Multi-family	4,248	—	220	205	4,673
Commercial real estate	7,548	(27)	481	(1,268)	6,734
Commercial & industrial	16,527	(355)	52	4,922	21,146
HELOC	928	—	—	(78)	850
Consumer	3,227	(1,128)	1,349	(143)	3,305
Covered loans	2,244			(2,244)	—
	$114,591	$(5,126)	$9,091	$(10,233)	$108,323

The Company recorded a release of allowance for loan losses of $1,500,000 for the three months ended March 31, 2016, which compares to a release of allowance of $3,949,000 for the three months ended March 31, 2015. The release of allowance for loan losses for the quarter ended March 31, 2016 was a result of continued improvement in credit quality of the loan portfolio offset by net growth in the loan portfolio. The related improvement in the credit quality of the loan portfolio relates to the factors below.
The Company had recoveries, net of charge-offs, of $3,518,000 for the quarter ended March 31, 2016, compared with $3,123,000 of net recoveries for the same quarter one year ago. Non-performing assets were $93,329,000, or 0.64%, of total assets at March 31, 2016, compared to $98,846,000, or 0.67%, and $128,577,000, or 0.88%, of total assets at December 31, 2015 and September 30, 2015, respectively. Non-accrual loans were $54,559,000 at March 31, 2016, compared to $56,748,000 and $67,810,000 at December 31, 2015 and September 30, 2015, respectively.

The reserve for unfunded commitments was $3,085,000 as of March 31, 2016, which is unchanged since September 30, 2015.

Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $113,004,000, or 1.10% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Acquired loans, including covered loans, are not usually classified as non-performing because at acquisition, the carrying value of these loans is recorded at fair value. As of March 31, 2016, $24,101,000 in acquired loans were subject to the general allowance as the discount related to these balances was no longer sufficient to absorb all of the expected losses.
The following tables show loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves.

March 31, 2016	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans (1)	Ratio	Allowance Allocation	Recorded Investment of Loans (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$40,974	$5,557,463	0.7%	$854	$28,462	3.0%
Construction	15,726	391,616	4.0	—	—	—
Construction - custom	1,021	210,809	0.5	—	171	—
Land - acquisition & development	7,221	88,064	8.2	31	1,280	2.4
Land - consumer lot loans	2,466	89,741	2.8	—	1,114	—
Multi-family	6,774	1,070,178	0.6	11	1,522	0.7
Commercial real estate	7,643	810,343	0.9	140	12,602	1.1
Commercial & industrial	23,824	829,394	2.9	—	—	—
HELOC	828	128,295	0.7	—	566	—
Consumer	2,406	164,612	1.5	—	—	—
	$108,883	$9,340,515	1.2%	$1,036	$45,717	2.3%

(1)	Excludes acquired loans with discounts sufficient to absorb potential losses and covered loans

September 30, 2015	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans (1)	Ratio	Allowance Allocation	Recorded Investment of Loans (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$47,073	$5,595,752	0.8%	$275	$51,718	0.5%
Construction	6,680	124,679	5.4	—	5,441	—
Construction - custom	990	205,692	0.5	—	—	—
Land - acquisition & development	5,781	72,602	8.0	—	2,198	—
Land - consumer lot loans	2,946	93,103	3.2	—	10,824	—
Multi-family	5,304	1,062,194	0.5	—	5,348	—
Commercial real estate	8,960	844,691	1.1	—	8,826	—
Commercial & industrial	24,980	643,577	3.9	—	—	—
HELOC	902	126,594	0.7	—	1,072	—
Consumer	2,938	194,569	1.5	—	86	—
	$106,554	$8,963,453	1.2%	$275	$85,513	0.3%
(1) Excludes acquired loans with discounts sufficient to absorb potential losses and covered loans
As of March 31, 2016, $108,883,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $1,036,000 was specific reserves on loans deemed to be individually impaired. As of September 30, 2015, $106,554,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $275,000 was specific reserves on loans deemed to be individually impaired.

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

•
Substandard – A substandard credit is an unacceptable credit. Additionally, repayment in the normal course is in jeopardy due to the existence of one or more well defined weaknesses. In these situations, loss of principal is likely if the weakness is not corrected. A substandard asset is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Assets so classified will have a well defined weakness or weaknesses that jeopardize the collection or liquidation of the debt. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets risk rated substandard.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on loans based on risk rating categories as defined above.

March 31, 2016	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,547,231	$—	$71,723	$—	$—	$5,618,954
Construction	774,540	7,500	3,806	—	—	785,846
Construction - custom	395,010	—	3,787	—	—	398,797
Land - acquisition & development	93,668	—	7,937	—	—	101,605
Land - consumer lot loans	99,081	—	1,775	—	—	100,856
Multi-family	1,065,161	3,613	4,448	—	—	1,073,222
Commercial real estate	813,405	8,281	11,884	—	—	833,570
Commercial & industrial	747,693	3,975	53,604	—	—	805,272
HELOC	129,656	—	803	—	—	130,459
Consumer	164,292	—	380	—	—	164,672
	9,829,737	23,369	160,147	—	—	10,013,253

Non-impaired acquired loans	143,164	—	9,408	—	—	152,572
Credit-impaired acquired loans	73,699	—	32,938	—	—	106,637
Covered loans	33,649	—	562	—	—	34,211
Total gross loans	$10,080,249	$23,369	$203,055	$—	$—	$10,306,673

Total grade as a % of total gross loans	97.8%	0.2%	2.0%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2015	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,558,700	$—	$93,145	$—	$—	$5,651,845
Construction	197,935	—	2,574	—	—	200,509
Construction - custom	396,307	—	—	—	—	396,307
Land - acquisition & development	89,656	—	4,552	—	—	94,208
Land - consumer lot loans	103,569	—	420	—	—	103,989
Multi-family	1,118,673	865	6,184	—	—	1,125,722
Commercial real estate	971,510	4,360	10,400	—	—	986,270
Commercial & industrial	575,034	1,496	36,306	—	—	612,836
HELOC	127,398	—	248	—	—	127,646
Consumer	194,451	—	204	—	—	194,655
	9,333,233	6,721	154,033	—	—	9,493,987

Non-impaired acquired loans	149,891	—	16,402	—	—	166,293
Credit-impaired acquired loans	61,019	—	26,062	—	—	87,081
Covered loans	61,776	—	14,133	—	—	75,909
Total gross loans	$9,605,919	$6,721	$210,630	$—	$—	$9,823,270

Total grade as a % of total gross loans	97.8%	0.1%	2.1%	—%	—%

The following tables provide information on loans (excluding acquired and covered loans) based on borrower payment activity.

March 31, 2016	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,576,559	99.2%	$42,395	0.8%
Construction	785,846	100.0	—	—
Construction - custom	398,730	100.0	67	—
Land - acquisition & development	101,128	99.5	477	0.5
Land - consumer lot loans	99,916	99.1	940	0.9
Multi-family	1,071,702	99.9	1,520	0.1
Commercial real estate	825,869	99.1	7,701	0.9
Commercial & industrial	804,676	99.9	596	0.1
HELOC	129,905	99.6	554	0.4
Consumer	164,363	99.8	309	0.2
	$9,958,694	99.5%	$54,559	0.5%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2015	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,592,771	99.0%	$59,074	1.0%
Construction	199,755	99.6	754	0.4
Construction - custom	395,575	99.8	732	0.2
Land - acquisition & development	94,208	100.0	—	—
Land - consumer lot loans	102,716	98.8	1,273	1.2
Multi-family	1,123,165	99.8	2,558	0.2
Commercial real estate	984,093	99.8	2,176	0.2
Commercial & industrial	612,836	100.0	—	—
HELOC	127,083	99.6	563	0.4
Consumer	193,975	99.7	680	0.3
	$9,426,177	99.3%	$67,810	0.7%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on impaired loan balances and the related allowances by loan types.

March 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
With no related allowance recorded:
Single-family residential	$11,818	$13,412	$—		$10,345
Construction - custom	699	759	—		449
Land - acquisition & development	188	9,086	—		365
Land - consumer lot loans	548	634	—		418
Multi-family	1,044	4,793	—		675
Commercial real estate	5,797	6,428	—		4,891
Commercial & industrial	182	6,611	—		567
HELOC	439	830	—		330
Consumer	116	501	—		218
	20,831	43,054	—		18,258
With an allowance recorded:
Single-family residential	233,544	237,663	4,277		234,260
Land - acquisition & development	1,632	2,834	24		1,867
Land - consumer lot loans	9,981	11,037	7		10,496
Multi-family	1,522	1,522	11		1,527
Commercial real estate	22,139	24,586	140		22,876
HELOC	1,396	1,398	—		1,394
Consumer	94	284	—		96
	270,308	279,324	4,459	(1)	272,516
Total:
Single-family residential	245,362	251,075	4,277		244,605
Construction - custom	699	759	—		449
Land - acquisition & development	1,820	11,920	24		2,232
Land - consumer lot loans	10,529	11,671	7		10,914
Multi-family	2,566	6,315	11		2,202
Commercial real estate	27,936	31,014	140		27,767
Commercial & industrial	182	6,611	—		567
HELOC	1,835	2,228	—		1,724
Consumer	210	785	—		314
	$291,139	$322,378	$4,459	(1)	$290,774

(1)	Includes $1,036,000 of specific reserves and $3,423,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
With no related allowance recorded:
Single-family residential	$17,250	$19,644	$—		$14,069
Construction	453	2,151	—		471
Construction - custom	554	554	—		182
Land - acquisition & development	2,570	9,426	—		926
Land - consumer lot loans	727	814	—		544
Multi-family	3,770	7,054	—		1,545
Commercial real estate	9,427	15,620	—		8,130
Commercial & industrial	2,955	13,066	—		2,681
HELOC	683	1,532	—		536
Consumer	477	703	—		390
	38,866	70,564	—		29,474
With an allowance recorded:
Single-family residential	259,461	263,268	6,678		260,028
Construction	4,988	5,778	—		5,432
Land - acquisition & development	2,486	3,426	—		3,478
Land - consumer lot loans	11,289	11,554	—		11,324
Multi-family	3,823	3,823	—		3,732
Commercial real estate	19,124	21,078	—		18,886
HELOC	1,443	1,443	—		1,359
Consumer	99	289	—		102
	302,713	310,659	6,678	(1)	304,341
Total:
Single-family residential	276,711	282,912	6,678		274,097
Construction	5,441	7,929	—		5,903
Construction - custom	554	554	—		182
Land - acquisition & development	5,056	12,852	—		4,404
Land - consumer lot loans	12,016	12,368	—		11,868
Multi-family	7,593	10,877	—		5,277
Commercial real estate	28,551	36,698	—		27,016
Commercial & industrial	2,955	13,066	—		2,681
HELOC	2,126	2,975	—		1,895
Consumer	576	992	—		492
	$341,579	$381,223	$6,678	(1)	$333,815

(1)	Includes $275,000 of specific reserves and $6,403,000 included in the general reserves.

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
Measured on a Recurring Basis
Securities
Securities available for sale are recorded at fair value on a recurring basis. The fair value of debt securities are priced using model pricing based on the securities' relationship to other benchmark quoted prices as provided by an independent third party, and under GAAP are considered a Level 2 input method. Securities that are traded on active exchanges, including the Company's equity securities, are measured using the closing price in an active market and are considered a Level 1 input method.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
Equity securities	$101,591	—	—	$101,591
Obligations of U.S. government	—	264,544	—	264,544
Obligations of states and political subdivisions	—	27,335	—	27,335
Corporate debt securities	—	506,269	—	506,269
Mortgage-backed securities
Agency pass-through certificates	—	1,105,016	—	1,105,016
Other Commercial MBS	—	92,331	—	92,331
Total available-for-sale securities	101,591	1,995,495	—	2,097,086
Interest rate contracts	—	17,498	—	17,498
Total financial assets	$101,591	$2,012,993	$—	$2,114,584

Financial Liabilities
Interest rate contracts	$—	$17,498	$—	$17,498
Commercial loan hedge	—	2,329	—	2,329
Long term borrowing hedge	—	25,242	—	25,242
Total financial liabilities	$—	$45,069	$—	$45,069
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the six months ended March 31, 2016.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Measured on a Nonrecurring Basis
Impaired Loans & Real Estate Owned
Real estate owned ("REO") consists principally of properties acquired through foreclosure. From time to time, and on a nonrecurring basis, adjustments using fair value measurements are recorded to reflect increases or decreases based on the current appraisal or estimated value of the collateral, but only up to the fair value of the real estate owned as of the initial transfer date less selling costs.

When management determines that the fair value of the collateral or the real estate owned requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the impaired loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2016 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at March 31, 2016 and March 31, 2015, and the total gains (losses) resulting from those fair value adjustments for the six months ended March 31, 2016 and March 31, 2015. The estimated fair value measurements are shown gross of estimated selling costs.

	March 31, 2016				Three Months Ended March 31, 2016	Six Months Ended March 31, 2016
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$—	$—	$12,164	$12,164	$(1,389)	$(3,070)
Real estate owned (2)	—	—	12,804	12,804	(577)	(2,332)
Balance at end of period	$—	$—	$24,968	$24,968	$(1,966)	$(5,402)

(1) The gains (losses) represent remeasurements of collateral-dependent loans.
(2) The gains (losses) represent aggregate writedowns and charge-offs on REO.

	March 31, 2015				Three Months Ended March 31, 2015	Six Months Ended March 31, 2015
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$—	$—	$3,478	$3,478	$(515)	$(580)
Real estate owned (2)	—	—	48,255	48,255	2,533	10,769
Balance at end of period	$—	$—	$51,733	$51,733	$2,018	$10,189

(1)	The gains (losses) represent remeasurements of collateral-dependent loans.

(2)	The gains (losses) represent aggregate writedowns and charge-offs on REO.
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

•
The present value of the expected future cash flows of the loans is used for measurement of non collateral-dependent loans to test for impairment. The Company calculates the amount and timing of the future cash flows, the effective interest rate to be used to discount the cash flows and the basis for determination of the cash flows, including consideration of current economic and environmental factors, as well as other information relating to current or previous conditions.

Real estate owned - When a loan is reclassified from loan status to real estate owned due to the Company taking possession of the collateral, a Special Credits officer, along with the Special Credits manager, obtains a valuation, which may include appraisals or third-party price options, which is used to establish the fair value of the underlying collateral. The determined fair value, less selling costs, becomes the carrying value of the REO asset.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		March 31, 2016		September 30, 2015
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$276,084	$276,084	$284,049	$284,049
Available-for-sale securities
Equity securities	1	101,591	101,591	101,952	101,952
Obligations of U.S. government	2	264,544	264,544	482,464	482,464
Obligations of states and political subdivisions	2	27,335	27,335	27,123	27,123
Corporate debt securities	2	506,269	506,269	505,800	505,800
Mortgage-backed securities
Agency pass-through certificates	2	1,105,016	1,105,016	1,160,518	1,160,518
Other commercial MBS	2	92,331	92,331	102,706	102,706
Total available-for-sale securities		2,097,086	2,097,086	2,380,563	2,380,563
Held-to-maturity securities	2
Mortgage-backed securities
Agency pass-through certificates	2	1,558,087	1,564,349	1,643,216	1,637,420
Total held-to-maturity securities		1,558,087	1,564,349	1,643,216	1,637,420

Loans receivable	3	9,545,322	10,059,040	9,170,634	9,667,750
FDIC indemnification asset	3	13,480	12,803	16,275	15,522
FHLB and FRB stock	2	113,187	113,187	107,198	107,198
Other assets - interest rate contracts	2	17,498	17,498	11,879	11,879

Financial liabilities
Customer accounts	2	10,543,384	9,671,338	10,631,703	10,004,290
FHLB advances	2	1,980,000	2,086,109	1,830,000	1,938,384
Other liabilities - interest rate contracts	2	17,498	17,498	11,879	11,879
Other liabilities - commercial loan hedge	2	2,329	2,329	966	966
Other liabilities - long term borrowing hedge	2	25,242	25,242	14,555	14,555
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
The following tables provide a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities.

	March 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	$44,763	$1,467	$(257)	$45,973	2.72%
5 to 10 years	50,399	—	(1,726)	48,673	1.04
Over 10 years	173,258	—	(3,361)	169,897	1.06
Equity Securities
Within 1 year	500	19	—	519	1.80
1 to 5 years	99,922	1,150	—	101,072	1.90
Corporate bonds due
Within 1 year	274,957	258	—	275,215	1.02
1 to 5 years	91,505	355	(113)	91,747	1.85
5 to 10 years	89,953	1,167	(2,787)	88,333	2.00
Over 10 years	50,000	974	—	50,974	3.00
Municipal bonds due
1 to 5 years	2,300	8	—	2,308	1.23
5 to 10 years	1,319	34	—	1,353	2.05
Over 10 years	20,372	3,302	—	23,674	6.45
Mortgage-backed securities
Agency pass-through certificates	1,093,626	15,593	(4,202)	1,105,017	2.58
Other Commercial MBS	92,542	260	(471)	92,331	1.73
	2,085,416	24,587	(12,917)	2,097,086	2.13
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,558,087	12,358	(6,096)	1,564,349	3.19
	$3,643,503	$36,945	$(19,013)	$3,661,435	2.58%

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
There were no available-for-sale securities sold during the three or six months ended March 31, 2016 or March 31, 2015. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.
The following tables show the unrealized gross losses and fair value of securities as of March 31, 2016 and September 30, 2015, by length of time that individual securities in each category have been in a continuous loss position. The decline in fair value is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other than temporarily impaired.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2016	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate bonds due	$(1,001)	$24,000	$(1,899)	$33,101	$(2,900)	$57,101
U.S. government and agency securities due	(3,136)	138,259	(2,208)	115,518	(5,344)	253,777
Agency pass-through certificates	(1,475)	308,151	(9,294)	1,217,456	(10,769)	1,525,607
	$(5,612)	$470,410	$(13,401)	$1,366,075	$(19,013)	$1,836,485

September 30, 2015	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate bonds due	$(183)	$72,862	$(3,399)	$46,601	$(3,582)	$119,463
U.S. government and agency securities due	(5,010)	336,243	(1,452)	57,344	(6,462)	393,587
Agency pass-through certificates	(1,036)	169,541	(18,277)	1,193,463	(19,313)	1,363,004
	$(6,229)	$578,646	$(23,128)	$1,297,408	$(29,357)	$1,876,054

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The Bank periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Bank retains a variable rate loan. Under these agreements, the Bank enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Bank enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The Bank had $525,465,000 and $439,416,000 notional in interest rate swaps to hedge this exposure as of March 31, 2016 and September 30, 2015, respectively. The interest rate swaps are derivatives under ASC 815, Derivatives and Hedging, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the six months ended March 31, 2016 as the changes in value for the asset and liability side of the swaps offset each other.

The Bank has also entered into interest rate swaps, some of which are forward-starting, to convert certain existing and future short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of rising interest rates, specifically LIBOR rates, which are a benchmark for the short term borrowings. The hedging program qualifies as a cash flow hedge under FASB ASC 815, which provides for matching of the recognition of gains and losses of the interest rate swaps and the hedged items. The hedged item is the LIBOR portion of the series of existing or future short-term fixed rate borrowings over the term of the interest rate swap. The change in the fair value of the interest rate swaps is recorded in other comprehensive income. The Bank had $600,000,000 and $400,000,000 notional in interest rate swaps to hedge existing and anticipated future borrowings as of March 31, 2016 and September 30, 2015, respectively. The unrealized loss, gross of the related tax benefit, on these interest rate swaps as of March 31, 2016 was $25,242,000.

The Bank has also entered into an interest rate swap to hedge the interest rate risk of an individual fixed rate commercial loan and this relationship qualifies as a fair value hedge under FASB ASC 815, which provides for matching of the recognition of gains and losses of the interest rate swap and the hedged item. The Bank hedges this loan using an interest rate swap with a notional amount of $54,155,000 and $54,815,000 as of March 31, 2016 and September 30, 2015, respectively

The following table presents the fair value and balance sheet classification of derivatives at March 31, 2016 and September 30, 2015:

	Asset Derivatives				Liability Derivatives
	March 31, 2016		September 30, 2015		March 31, 2016		September 30, 2015
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
	(In thousands)
Interest rate contracts	Other assets	$17,498	Other assets	$11,879	Other liabilities	$17,498	Other liabilities	$11,879
Commercial loan hedge	Other assets	—	Other assets	—	Other liabilities	2,329	Other liabilities	966
Long term borrowing hedge	Other assets	—	Other assets	—	Other liabilities	25,242	Other liabilities	14,555
		$17,498		$11,879		$45,069		$27,400

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
INTEREST RATE RISK
Based on Management's assessment of the current interest rate environment, the Bank has taken steps to reduce its interest rate risk profile compared to its historical norms, including growing shorter-term business loans and transaction deposit accounts, as well as extending the maturity on borrowings. The mix of transaction accounts is 55.7% of total deposits as of March 31, 2016 while the composition of the investment securities portfolio is 40% variable and 60% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $1,558,087,000 of 30-year fixed rate mortgage-backed securities that it has designated as held-to-maturity and are carried at amortized cost. As of March 31, 2016, the net unrealized gain on these securities was $6,262,000. The Company has $2,097,086,000 of available-for-sale securities that are carried at fair value. As of March 31, 2016, the net unrealized gain on these securities was $11,670,000. The Bank has executed interest rate swaps to hedge interest rates on existing and future borrowings. The unrealized loss on these interest rate swaps as of March 31, 2016 was $25,242,000. All of the above are pre-tax net unrealized gains or losses.

The Company relies on various measures of interest rate risk, including an asset/liability maturity gap analysis, modeling of changes in forecasted net interest income under various rate change scenarios, and the impact of interest rate changes on the net portfolio value (“NPV”) of the Company.
Net Interest Income Sensitivity. The potential impact of rising interest rates on net interest income in the future under various rate change scenarios is estimated using a model that is based on account level detail for loans and deposits. In the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would increase by 1.4% in the next year. This compares to an estimated decrease of (2.2)% as of the September 30, 2015 analysis. This analysis assumes zero balance sheet growth and a constant percentage composition of assets and liabilities for consistency. It also assumes that loan and deposit prices respond in full to the increase in market rates. Actual results would differ from the assumptions used in this model, as Management monitors and adjusts loan and deposit pricing and the size and composition of the balance sheet to respond to changing interest rates. It is noted that a flattening yield curve due to a greater increase in short term rates as compared to long term rates would likely result in a more significant decrease in net interest income. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long term rates over two years would result in a net interest income decrease of 0.38% in the first year and increase of 0.18% in the second year assuming a constant balance sheet and no management intervention.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

NPV Sensitivity. The NPV is an estimate of the market value of shareholders' equity. It is derived by calculating the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates provides a longer term view of interest rate risk as it incorporates all future expected cash flows. In the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $493,954,000 or 18.73% and the NPV to total assets ratio to decline to 15.55% from a base of 17.80%. As of September 30, 2015, the NPV in the event of a 200 basis point increase in rates was estimated to decline by $535,948,000 or 19.65% and the NPV to total assets ratio to decline to 15.91% from a base of 18.39%. The decreased NPV sensitivity and lower base NPV ratio is due to lower interest rates and higher prices as of March 31, 2016.

Repricing Gap Analysis. At March 31, 2016, the Company had approximately $1,865,215,000 more in liabilities subject to maturity or repricing in the next year than assets, which resulted in a one-year repricing gap of (12.7)% of total assets. This was an decrease from the (13.40)% gap as of September 30, 2015. A negative repricing gap implies that funding costs will change more rapidly than interest income on earning assets with movements in interest rates. A negative repricing gap typically results in lower margins when interest rates rise and higher margins when interest rates decline. This interest rate gap analysis provides management with a high-level indication of interest rate risk, but it is considered less reliable than more detailed modeling.
Interest Rate Spread. The interest rate spread is measured as the difference between the rate on total loans and investments and the rate on costing liabilities at the end of each period. The interest rate spread increased to 2.76% at March 31, 2016 from 2.73% at September 30, 2015. The spread increase of 3 basis points is primarily due to increased yields on earning assets that have adjustable rates resulting from the Federal Reserve Bank's Prime Rate increase in December 2015. As of March 31, 2016, the weighted average rate on loans, mortgage backed securities and investments increased by 6 basis points to 3.69% compared to September 30, 2015, while the weighted average cost of funds increased by 3 basis point to 0.93%.
Net Interest Margin. The net interest margin is measured using the interest income and expense over the average assets and liabilities for the period. The net interest margin increased to 3.16% for the quarter ended March 31, 2016 from 3.10% for the quarter ended March 31, 2015. The yield on earning assets increased 2 basis points to 4.03% and the cost of interest bearing liabilities decreased 1 basis point to 0.92%. The higher yield on earning assets is the result of increased yields on adjustable rate assets due to the increase in the Prime Rate as well as changes in the asset mix as cash and investment securities have decreased while loans have increased. The decrease in interest costs was due to changes in the deposit mix and FHLB advances.
The following table sets forth the information explaining the changes in the net interest margin for the periods indicated compared to the same periods one year ago.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)			(In thousands)
Assets
Loans and covered loans	$9,469,185	$113,211	4.80%	$8,487,458	$109,274	5.22%
Mortgaged-backed securities	2,804,569	16,846	2.41	3,070,002	18,143	2.40
Cash & Investments	1,065,800	3,983	1.50	1,688,076	4,814	1.16
FHLB & FRB stock	112,662	1,023	3.64	154,342	399	1.05

Total interest-earning assets	13,452,216	135,063	4.03%	13,399,878	132,630	4.01%
Other assets	1,189,428			1,150,996
Total assets	$14,641,644			$14,550,874

Liabilities and Equity
Customer accounts	$10,558,835	$13,071	0.50%	$10,659,570	$12,574	0.48%
FHLB advances	1,970,022	15,667	3.19	1,830,000	16,176	3.58

Total interest-bearing liabilities	12,528,857	28,738	0.92%	12,489,570	28,750	0.93%
Other liabilities	151,697			114,628
Total liabilities	12,680,554			12,604,198
Stockholder's equity	1,961,090			1,946,676

Total liabilities and equity	$14,641,644			$14,550,874

Net interest income		$106,325			$103,880

Net interest margin			3.16%			3.10%
As of March 31, 2016, total assets had increased by $102,499,000 to $14,670,823,000 from $14,568,324,000 at September 30, 2015. For the quarter ended March 31, 2016, compared to the quarter ended September 30, 2015, loans receivable increased $374,688,000 or 4.09% partially offset by the decrease of $368,606,000 or 9.16% in investment securities.
Cash and cash equivalents of $276,084,000 and stockholders’ equity of $1,962,460,000 as of March 31, 2016 provides management with flexibility in managing interest rate risk going forward.

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
The Company's cash and cash equivalents amounted to $276,084,000 at March 31, 2016, a decrease from $284,049,000 at September 30, 2015. These amounts include the Bank's operating cash.
The Company’s net worth at March 31, 2016 was $1,962,460,000, or 13.38% of total assets. This was a increase of $6,781,000 from September 30, 2015 when net worth was $1,955,679,000 which was 13.42% of total assets. The Company’s net worth was impacted in the six months ended March 31, 2016 by net income of $76,821,000, the payment of $24,735,000 in cash dividends, treasury stock purchases of $44,447,000, as well as an other comprehensive loss of $8,939,000. The ratio of tangible capital to tangible assets at March 31, 2016 was 11.58%. The Company has paid out 90% of its fiscal 2016 year-to-date earnings to shareholders in the form of cash dividends and share repurchases, compared with 111% for fiscal year 2015. Management believes the strong net worth position will allow the Company to manage its interest rate risk and provide the capital support needed for controlled growth in a regulated environment.
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
Federal banking agencies establish regulatory capital rules which require minimum capital ratios and establish criteria for calculating regulatory capital. Minimum capital ratios for four measures are used for assessing capital adequacy. The standards are indicated in the table below. The common equity tier 1 capital ratio recognizes common equity as the highest form of capital. The denominator for all except the leverage ratio is risk weighted assets. The rules set forth a “capital conservation buffer” of up to 2.5%. In the event that a bank’s capital levels fall below the minimum ratios plus these buffers, restrictions can be placed on the bank by its regulators. These restrictions include reducing dividend payments, share buy-backs, and staff bonus payments. The purpose of these buffers is to require banks to build up capital outside of periods of stress that can be drawn down during periods of stress. As a result, even during periods where losses are incurred, the minimum capital ratios can still be met. The capital rules that became effective in January 2015 include a phase-in period for certain minimum ratios and the capital buffers, before the full minimum ratios take effect in 2019. Management continues to monitor the financial position of the Company and its capital ratios as the rules phase in.
There are also standards for Adequate and Well Capitalized criteria that are used for “Prompt Corrective Action” purposes. To remain categorized as well capitalized, the Bank and the Company must maintain minimum common equity risk-based, tier 1 risk-based, total risk-based and tier 1 leverage ratios as set forth in the following table.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Actual		Minimum Capital Adequacy Guidelines		Minimum Well-Capitalized Guidelines
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(In thousands)
March 31, 2016
Common Equity Tier I risk-based capital ratio:
The Company	$1,673,866	18.07%	$645,160	4.50%	NA	NA
The Bank	1,664,415	17.97%	645,130	4.50%	931,855	6.50%
Tier I risk-based capital ratio:
The Company	1,673,866	18.07%	555,829	6.00%	NA	NA
The Bank	1,664,415	17.97%	555,785	6.00%	741,047	8.00%
Total risk-based capital ratio:
The Company	1,787,396	19.29%	741,106	8.00%	NA	NA
The Bank	1,777,945	19.19%	741,047	8.00%	926,309	10.00%
Tier 1 Leverage ratio:
The Company	1,673,866	11.68%	573,476	4.00%	NA	NA
The Bank	1,664,415	11.61%	573,449	4.00%	716,811	5.00%

September 30, 2015
Common Equity Tier 1 risk-based capital ratio:
The Company	1,658,985	18.81%	637,788	4.50%	NA	NA
The Bank	1,652,569	18.73%	637,810	4.50%	921,281	6.50%
Tier I risk-based capital ratio:
The Company	1,658,985	18.81%	529,051	6.00%	NA	NA
The Bank	1,652,569	18.73%	529,360	6.00%	705,814	8.00%
Total risk-based capital ratio:
The Company	1,769,587	20.07%	705,402	8.00%	NA	NA
The Bank	1,763,171	19.98%	705,814	8.00%	882,267	10.00%
Tier 1 Leverage ratio:
The Company	1,658,985	11.71%	566,923	4.00%	NA	N/A
The Bank	1,652,569	11.66%	566,942	4.00%	708,678	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents: Cash and cash equivalents are $276,084,000 at March 31, 2016, decreasing by $7,965,000, or 2.80%, since September 30, 2015.

Available-for-sale and held-to-maturity securities: Available-for-sale securities decreased $283,477,000, or 11.9%, during the six months ended March 31, 2016, due to prepayments, calls and maturities which were partially offset by the purchase of $50,741,000 of available-for-sale securities. During the same period, the balance of held-to-maturity securities declined by $85,129,000 due to paydowns and maturities. There were no held to maturity securities purchased or sold during the six months ended March 31, 2016. As of March 31, 2016, the Company had a net unrealized gain on available-for-sale securities of $11,670,000, which is included on a net of tax basis in accumulated other comprehensive income.

Loans receivable: Loans receivable, net of related contra accounts, increased to $9,545,322,000 at March 31, 2016 compared to $9,170,634,000 at September 30, 2015. This increase resulted primarily from originations of $1,726,642,000 and loan purchases

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

of $51,646,000, partially offset by loan repayments of $1,307,502,000. Commercial loan originations accounted for 72% of total originations and consumer loan originations were 28% during the period. The increase in the loan portfolio is consistent with management's strategy during low rate environments to produce more multifamily, commercial real estate, and commercial and industrial loans which generally have adjustable interest rates or a shorter duration.
The following table shows the loan portfolio by category and the change.

	March 31, 2016		September 30, 2015		Change
	(In thousands)		(In thousands)		$	%
Non-Acquired loans
Single-family residential	$5,618,954	54.5%	$5,651,845	57.6%	$(32,891)	(0.6)%
Construction	785,846	7.6	200,509	2.0	585,337	291.9
Construction - custom	398,797	3.9	396,307	4.0	2,490	0.6
Land - acquisition & development	101,605	1.0	94,208	1.0	7,397	7.9
Land - consumer lot loans	100,856	1.0	103,989	1.1	(3,133)	(3.0)
Multi-family	1,073,222	10.4	1,125,722	11.6	(52,500)	(4.7)
Commercial real estate	833,570	8.1	986,270	10.0	(152,700)	(15.5)
Commercial & industrial	805,272	7.8	612,836	6.2	192,436	31.4
HELOC	130,459	1.3	127,646	1.3	2,813	2.2
Consumer	164,672	1.6	194,655	2.0	(29,983)	(15.4)
Total non-acquired loans	10,013,253	97.2%	9,493,987	96.8%	519,266	5.5%
Acquired loans	152,572	1.5	166,293	1.6	(13,721)	(8.3)
Credit impaired acquired loans	106,637	1.0	87,081	0.9	19,556	22.5
Covered loans	34,211	0.3	75,909	0.7	(41,698)	(54.9)
Total gross loans	10,306,673	100%	9,823,270	100%	483,403	4.9%
Less:
Allowance for probable losses	109,919		106,829		3,090	2.9%
Loans in process	591,667		476,796		114,871	24.1
Discount on acquired loans	21,120		30,095		(8,975)	(29.8)
Deferred net origination fees	38,645		38,916		(271)	(0.7)
Total loan contra accounts	761,351		652,636		108,715	16.7
Net Loans	$9,545,322		$9,170,634		$374,688	4.1%

Non-performing assets (excludes discounted acquired assets): Non-performing assets decreased 27.4% during the six months ended March 31, 2016 to $93,329,000 from $128,577,000 at September 30, 2015. The decrease is primarily due to the decrease in REO discussed below. Non-performing assets as a percentage of total assets decreased to 0.64% at March 31, 2016 compared to 0.88% at September 30, 2015.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth information regarding restructured and non-accrual loans and REO.

	March 31, 2016		September 30, 2015
	(In thousands)
Restructured loans:
Single-family residential	$233,544	86.4%	$259,460	85.8%
Construction	—	—	4,989	1.6
Land - acquisition & development	1,632	0.6	2,486	0.8
Land - consumer lot loans	9,981	3.7	11,289	3.7
Multi - family	1,522	0.6	3,823	1.3
Commercial real estate	22,139	8.2	19,124	6.3
HELOC	1,396	0.5	1,443	0.5
Consumer	94	—	99	—
Total restructured loans (1)	$270,308	100%	$302,713	100%

Non-accrual loans:
Single-family residential	$42,395	77.7%	$59,074	87.1%
Construction	—	—	754	1.1
Construction - custom	67	0.1	732	1.1
Land - acquisition & development	477	0.9	—	—
Land - consumer lot loans	940	1.7	1,273	1.9
Multi-family	1,520	2.8	2,558	3.8
Commercial real estate	7,701	14.1	2,176	3.2
Commercial & industrial	596	1.1	—	—
HELOC	554	1.0	563	0.8
Consumer	309	0.6	680	1.0
Total non-accrual loans (2)	54,559	100%	67,810	100%
Real estate owned	38,770		60,767
Total non-performing assets	$93,329		$128,577
Total non-performing assets and performing restructured loans as a percentage of total assets	2.39%		2.96%

(1) Restructured loans were as follows:
Performing	$257,600	95.3%	$291,416	96.3%
Non-performing (included in non-accrual loans above)	12,708	4.7	11,297	3.7
	$270,308	100%	$302,713	100%

(2)
For the three months ended March 31, 2016, the Company recognized $1,246,000 in interest income on cash payments received from borrowers on nonaccrual loans. The Company would have recognized interest income of $658,000 for the same period had these loans performed according to their original contract terms. The recognized interest income may include more than six months of interest for some of the loans that were brought current. In addition to the nonaccrual loans reflected in the above table, the Company had $140,517,000 of loans that were less than 90 days delinquent at March 31, 2016 but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 1.59% at March 31, 2016.

Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 86.4% of restructured loans as of March 31, 2016. The concession for these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twenty four months. Interest-only payments may also be approved during the modification period.
For commercial loans, six consecutive payments on newly restructured loan terms are generally required prior to returning the loan to accrual status. In some instances after the required six consecutive payments are made, a management assessment will conclude that collection of the entire principal balance is still in doubt. In those instances, the loan will remain on non-accrual. Homogeneous loans may or may not be on accrual status at the time of restructuring, but all are placed on accrual status upon the restructuring of the loan. Homogeneous loans are restructured only if the borrower can demonstrate the ability to meet the restructured payment terms; otherwise, collection is pursued and the loan remains on non-accrual status until liquidated. If the homogeneous restructured loan does not perform it will be placed in non-accrual status when it is 90 days delinquent.
A loan that defaults and is subsequently modified would impact the Company’s delinquency trend, which is part of the qualitative risk factors component of the general reserve calculation. Any modified loan that re-defaults and is charged-off would impact the historical loss factors component of the Company's general reserve calculation.
Allocation of the allowance for loan losses: The following table shows the allocation of the Company’s allowance for loan losses within the specific loan categories.

	March 31, 2016			September 30, 2015
	Amount	Loans to Total Loans (1)	Coverage Ratio (2)	Amount	Loans to Total Loans (1)	Coverage Ratio (2)
	(In thousands)			(In thousands)
Single-family residential	$41,828	59.4%	0.8%	$47,347	62.5%	0.8%
Construction	15,726	4.2	4.0	6,680	1.4	5.1
Construction - custom	1,022	2.2	0.5	990	2.3	50.0
Land - acquisition & development	7,252	1.0	8.1	5,781	0.8	7.7
Land - consumer lot loans	2,466	1.0	2.7	2,946	1.1	2.8
Multi-family	6,784	11.4	0.6	5,304	11.8	0.5
Commercial real estate	7,783	8.8	1.0	8,960	9.4	1.0
Commercial & industrial	23,824	8.8	2.9	24,980	7.1	3.9
HELOC	828	1.4	0.6	902	1.4	0.7
Consumer	2,406	1.8	1.5	2,939	2.2	1.5
	$109,919	100%		$106,829	100%

(1)
Represents the gross loan amount for each respective loan category as a % of total gross loans, excluding covered loans and acquired loans outstanding that are not subject to the allowance for loan loss.

(2)
Represents the allocated allowance for each respective loan category as a % of gross loans for that same category, excluding covered loans and acquired loans outstanding that are not subject to the allowance for loan loss.

Real Estate Owned: Real estate owned decreased during the six months ended March 31, 2016 by $22,328,000 to $38,770,000. The decrease is primarily due to sales of REO properties during the period.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the composition of the Bank’s customer accounts by deposit type.

	March 31, 2016			September 30, 2015
	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate
	(In thousands)			(In thousands)
Non-interest checking	$1,019,401	9.7%	—%	$976,250	9.2%	—%
Interest checking	1,606,071	15.2	0.10	1,579,516	14.9	0.06
Savings (passbook/statement)	779,814	7.4	0.10	700,794	6.6	0.10
Money market	2,470,958	23.4	0.14	2,564,318	24.1	0.13
Time deposits	4,667,140	44.3	1.01	4,810,825	45.2	0.95
Total	$10,543,384	100%	0.50%	$10,631,703	100%	0.48%

Customer accounts: Customer accounts decreased $88,319,000, or 0.8%, to $10,543,384,000 at March 31, 2016 compared with $10,631,703,000 at September 30, 2015.
FHLB advances and other borrowings: Total borrowings were $1,980,000,000 as of March 31, 2016, an increase of $150,000,000 since September 30, 2015. The increase represents the net of $200,000,000 of new long term advances partially offset by repayment of $50,000,000 of short term FHLB advances during the six months ended March 31, 2016.

RESULTS OF OPERATIONS
Net Income: The quarter ended March 31, 2016 produced net income of $41,723,000 compared to $40,361,000 for the same quarter one year ago. The six months ended March 31, 2016 produced net income of $76,821,000 compared to $78,768,000 for the same period one year ago.
Net Interest Income: For the quarter ended March 31, 2016, net interest income was $106,325,000 which is $2,445,000 higher than the same quarter of the prior year. The increase was primarily due to average earning assets being higher by $52,338,000 period over period. The average yield on interest earning assets increased by 2 basis points and the cost of funds decreased by 1 basis point. The net result was a net interest margin of 3.16% in the quarter ended March 31, 2016 compared to 3.10% in quarter ended March 31, 2015. The six months ended March 31, 2016 produced net interest income of $213,194,000 compared to $206,064,000 for the same period one year ago.
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
Rate / Volume Analysis:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Comparison of Three Months Ended 3/31/16 and 3/31/15			Comparison of Six Months Ended 3/31/16 and 3/31/15
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income:
Loans receivable	$12,873	$(8,936)	$3,937	$23,309	$(14,802)	$8,507
Mortgaged-backed securities	(1,631)	334	(1,297)	(3,485)	—	(3,485)
Investments (1)	(2,286)	2,079	(207)	(4,794)	4,045	(749)
All interest-earning assets	8,956	(6,523)	2,433	15,030	(10,757)	4,273
Interest expense:
Customer accounts	(105)	602	497	(230)	—	(230)
FHLB advances and other borrowings	1,103	(1,612)	(509)	413	(3,040)	(2,627)
All interest-bearing liabilities	998	(1,010)	(12)	183	(3,040)	(2,857)
Change in net interest income	$7,958	$(5,513)	$2,445	$14,847	$(7,717)	$7,130
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB & FRB stock
Provision for (Release of) Allowance for Loan Losses: The Company recorded a release of allowance for loan losses of $1,500,000 during the three months ended March 31, 2016, which compares to a release of $3,949,000 for the three months ended March 31, 2015. For the six months ended March 31, 2016, a release of allowance for loan losses of $1,500,000 was recorded versus a release of $9,449,000 for the six months ended March 31, 2015. The release recorded for the three and six months ended March 31, 2016 was a result of continued improvement in credit quality of the loan portfolio offset by net growth in the loan portfolio. The related improvement in the credit quality of the loan portfolio relates to the following factors.
The Company had recoveries, net of charge-offs, of $3,518,000 for the quarter ended March 31, 2016, compared with $3,123,000 of net recoveries for the same quarter one year ago. For the six months ended March 31, 2016, net recoveries totaled $4,590,000 versus net recoveries of $3,965,000 for the six months ended March 31, 2015. Non-performing assets amounted to $93,329,000, or 0.64% of total assets, at March 31, 2016, as compared to $128,577,000, or 0.88% of total assets, at September 30, 2015. Non-accrual loans decreased from $67,810,000 at September 30, 2015, to $54,559,000 at March 31, 2016, a 19.5% decrease.
Unfunded commitments tend to vary depending on our loan mix and the proportion share of commercial loans. The reserve for unfunded commitments was $3,085,000 as of March 31, 2016, which is unchanged since September 30, 2015. Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $113,004,000, or 1.10% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio. See Note E for further discussion and analysis of the allowance for loan losses as of and for the period ended March 31, 2016.

Other Income: The quarter ended March 31, 2016 results include total other income of $10,729,000 compared to $10,841,000 for the same quarter one year ago. For the six months ended March 31, 2016, total other income was $21,364,000 as compared to $16,221,000 for the six months ended March 31, 2015. The increase for the six months ended was primarily due to the following items in the quarter ended March 31, 2015. One, there was a prepayment charge of $2,600,000 on a $100,000,000 FHLB advance that was accruing interest at 4% and scheduled to mature in September 2015. The prepayment charge was offset by a reduction in interest expense over the remaining nine months of the FHLB advance. Two, Management recorded a $2,000,000 FDIC indemnification asset write-down related to the commercial loans acquired from Horizon Bank in 2010. The portion of that agreement related to commercial loans expired after March 31, 2015. Deposit fee income was $5,350,000 for the three months ended March 31, 2016 compared to $5,405,000 for the three months ended March 31, 2015.

Other Expense: The quarter ended March 31, 2016 results include total other expense of $59,226,000 compared to $57,324,000 for the same quarter one year ago, a 3.3% increase. The increase is primarily due to higher information technology costs related to new systems implemented in November 2015. Information technology expense increased to $7,453,000 for the quarter ended March 31, 2016 compared to $3,882,000 for the same quarter a year ago. Management believes that the new technology and systems better position the Company to support future growth and expansion. Compensation and benefits expense decreased to $29,184,000 for the quarter ended March 31, 2016 compared to $30,469,000 for the same quarter a year ago. The number of staff,

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

including part-time employees on a full-time equivalent basis, was 1,837 and 1,865 at March 31, 2016 and 2015, respectively. Total other expense for the quarters ended March 31, 2016 and 2015 equaled 1.62% and 1.58%, respectively, of average assets.

For the six months ended March 31, 2016, total other expense was $123,735,000 as compared to $110,926,000 for the six months ended March 31, 2015. The increase year over year for the six months ended was driven primarily by $6,600,000 of expenses related to the Company's conversion of its core system that occurred in November 2015. Additionally, the quarter ended March 31, 2015 benefited from an adjustment of $1,900,000 to FDIC insurance premiums.

Gain (Loss) on Real Estate Owned: Gains recognized on real estate owned was a net gain of $3,894,000 for the three months ended March 31, 2016, compared to $1,473,000 for the same period one year ago.

Income Tax Expense: Income tax expense decreased to $21,499,000 for the quarter ended March 31, 2016, as compared to $22,458,000 for the same period one year ago. The effective tax rate for three months ended March 31, 2016 was 34.00% while for the period ended March 31, 2015 it was 35.75%. The Company expects the lower effective tax rate to continue going forward due to the effects of the addition of bank owned life insurance and increased investment in low income housing tax credit partnerships as well as tax free loans.

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

Item 4.        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company’s President and Chief Executive Officer along with the Company’s Executive Vice President and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management has evaluated, with the participation of the Company’s President and Chief Executive Officer along with the Company’s Executive Vice President and Interim Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on the evaluation, the Company’s President and Chief Executive Officer along with the Company’s Executive Vice President and Interim Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2016 to January 31, 2016	1,335,867	$20.98	1,335,867	2,442,281
February 1, 2016 to February 29, 2016	210,000	21.07	210,000	2,232,281
March 1, 2016 to March 31, 2016	93,575	22.05	93,575	2,138,706
Total	1,639,442	$21.05	1,639,442	2,138,706
 ___________________

(1)
The Company's stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 46,956,264 shares have been authorized for repurchase. This includes the authorization of an additional 5,000,000 shares that may be repurchased under Washington Federal's share repurchase program that was announced in May 2015.

Item 3.        Defaults Upon Senior Securities
Not applicable

Item 4.        Mine Safety Disclosures
Not applicable

Item 5.        Other Information
Not applicable

Item 6.        Exhibits

(a)	Exhibits

	3.1	Restated Articles of Incorporation of the Company

	3.2	Amended and Restated Bylaws of the Company, incorporated by reference from the Registrant’s Form 8-K filed on January 22, 2016

	31.1	Section 302 Certification by the Chief Executive Officer

	31.2	Section 302 Certification by the Interim Chief Financial Officer

	32	Section 906 Certification by the Chief Executive Officer and the Interim Chief Financial Officer

	101	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2016	/S/ ROY M. WHITEHEAD
ROY M. WHITEHEAD Chairman, President and Chief Executive Officer

May 3, 2016	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL Executive Vice President and Interim Chief Financial Officer