Form 10-Q
period 2016-06-30
WASHINGTON FEDERAL INC
filed 2016-07-28
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	at July 26, 2016
Common stock, $1.00 par value	90,489,424

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	June 30, 2016	September 30, 2015
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$530,055	$284,049
Available-for-sale securities, at fair value	1,969,869	2,380,563
Held-to-maturity securities, at amortized cost	1,492,480	1,643,216
Loans receivable, net	9,628,576	9,170,634
Interest receivable	36,888	40,429
Premises and equipment, net	295,348	276,247
Real estate owned	31,682	61,098
FHLB and FRB stock	117,205	107,198
Bank owned life insurance	206,377	102,496
Intangible assets, including goodwill of $291,503	297,537	299,358
Federal and state income tax assets, net	16,189	14,513
Other assets	199,394	188,523
	$14,821,600	$14,568,324
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$5,920,242	$5,820,878
Time deposit accounts	4,658,674	4,810,825
	10,578,916	10,631,703
FHLB advances	2,080,000	1,830,000
Advance payments by borrowers for taxes and insurance	33,209	50,224
Accrued expenses and other liabilities	167,290	100,718
	12,859,415	12,612,645
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 134,145,522 and 133,695,803 shares issued; 90,226,193 and 92,936,395 shares outstanding	134,145	133,696
Paid-in capital	1,653,465	1,643,712
Accumulated other comprehensive (loss) income, net of taxes	(15,705)	353
Treasury stock, at cost; 43,919,329 and 40,759,408 shares	(721,884)	(651,836)
Retained earnings	912,164	829,754
	1,962,185	1,955,679
	$14,821,600	$14,568,324

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except share data)		(In thousands, except share data)
INTEREST INCOME
Loans receivable	$113,728	$107,250	$339,802	$324,817
Mortgage-backed securities	15,297	16,995	49,130	54,313
Investment securities and cash equivalents	4,710	5,055	14,990	16,084
	133,735	129,300	403,922	395,214
INTEREST EXPENSE
Customer accounts	13,274	12,485	39,062	38,504
FHLB advances and other borrowings	16,221	16,250	47,426	50,082
	29,495	28,735	86,488	88,586
Net interest income	104,240	100,565	317,434	306,628
Provision (release) for loan losses	(1,650)	(1,932)	(3,150)	(11,381)
Net interest income after provision (release) for loan losses	105,890	102,497	320,584	318,009

OTHER INCOME
Gain on sale of investment securities	—	9,639	—	9,639
Prepayment penalty on long-term debt	—	(7,941)	—	(10,554)
Loan fee income	1,101	1,915	3,784	6,028
Deposit fee income	5,297	5,156	16,564	16,538
Other income	4,088	3,042	11,502	6,380
	10,486	11,811	31,850	28,031

OTHER EXPENSE
Compensation and benefits	27,333	29,824	86,217	89,453
Occupancy	8,515	8,492	26,075	24,866
FDIC insurance premiums	2,869	2,377	8,243	5,431
Product delivery	3,822	6,175	13,639	17,222
Information technology	7,669	3,783	23,832	11,695
Other expense	6,097	6,068	22,034	18,975
	56,305	56,719	180,040	167,642
Gain on real estate owned, net	5,087	3,188	10,401	4,976
Income before income taxes	65,158	60,777	182,795	183,374
Income tax expense	22,154	21,727	62,970	65,556
NET INCOME	$43,004	$39,050	$119,825	$117,818

PER SHARE DATA
Basic earnings per share	$0.47	$0.41	$1.30	$1.22
Diluted earnings per share	0.47	0.41	1.30	1.22
Dividends paid on common stock per share	0.14	0.13	0.41	0.41
Basic weighted average number of shares outstanding	90,928,847	94,466,524	91,901,632	96,335,777
Diluted weighted average number of shares outstanding	91,468,662	94,904,262	92,393,644	96,726,085

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Net income	$43,004	$39,050	$119,825	$117,818

Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sale investment securities	(965)	(35,001)	(4,409)	(21,378)
Reclassification adjustment of net gain (loss) from sale
of available-for-sale securities included in net income	—	9,639	—	9,639
Related tax benefit (expense)	355	9,320	1,620	4,314
	(610)	(16,042)	(2,789)	(7,425)

Net unrealized gain (loss) on long-term borrowing hedge	(10,290)	5,587	(20,978)	(3,646)
Related tax benefit (expense)	3,782	(2,053)	7,709	1,340
	(6,508)	3,534	(13,269)	(2,306)

Other comprehensive income (loss) net of tax	(7,118)	(12,508)	(16,058)	(9,731)
Comprehensive income	$35,886	$26,542	$103,767	$108,087

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2015	$133,696	$1,643,712	$829,754	$353	$(651,836)	$1,955,679
Net income			119,825			119,825
Other comprehensive income (loss)				(16,058)		(16,058)
Dividends on common stock			(37,415)			(37,415)
Compensation expense related to common stock options		900				900
Proceeds from exercise of common stock options	300	6,020				6,320
Restricted stock expense	149	2,833				2,982
Treasury stock acquired					(70,048)	(70,048)
Balance at June 30, 2016	$134,145	$1,653,465	$912,164	$(15,705)	$(721,884)	$1,962,185

(in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2014	$133,323	$1,638,211	$706,149	$20,708	$(525,108)	$1,973,283
Net income			117,818			117,818
Other comprehensive income (loss)				(9,731)		(9,731)
Dividends on common stock			(24,597)			(24,597)
Compensation expense related to common stock options		900				900
Proceeds from exercise of common stock options	106	1,570				1,676
Restricted stock expense	259	2,562				2,821
Treasury stock acquired					(103,049)	(103,049)
Balance at June 30, 2015	$133,688	$1,643,243	$799,370	$10,977	$(628,157)	$1,959,121

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$119,825	$117,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and restricted stock expense	25,577	19,075
Cash received from (paid to) FDIC under loss share	1,826	(714)
Stock option compensation expense	900	900
Provision (release) for loan losses	(3,150)	(11,381)
Loss (gain) on sale of investment securities and real estate owned	(14,536)	(25,817)
Prepayment penalty from repayment of borrowings	—	10,554
Decrease (increase) in accrued interest receivable	3,541	12,487
Decrease (increase) in FDIC loss share receivable	—	1,795
Decrease (increase) in federal and state income tax receivable	7,654	10,883
Decrease (increase) in cash surrender value of bank owned life insurance	(3,881)	(1,720)
Decrease (increase) in other assets	(13,895)	(37,376)
Increase (decrease) in accrued expenses and other liabilities	45,594	(23,738)
Net cash provided by (used in) operating activities	169,455	72,766
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(407,641)	(204,527)
Loans purchased	(51,646)	(183,406)
FHLB & FRB stock purchased	(36,347)	—
FHLB & FRB stock redemption	26,340	55,649
Available-for-sale securities purchased	(50,742)	(329,490)
Principal payments and maturities of available-for-sale securities	452,948	502,561
Proceeds on available-for-sale securities sold	—	244,749
Held-to-maturity securities purchased	—	(249,382)
Principal payments and maturities of held-to-maturity securities	146,211	207,954
Proceeds from sales of real estate owned	53,573	63,077
Purchase of bank owned life insurance	(100,000)	(100,000)
Premises and equipment purchased and REO improvements	(35,276)	(24,582)
Net cash provided by (used in) investing activities	(2,580)	(17,397)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	(52,711)	(138,390)
Proceeds from borrowings	918,000	—
Repayments of borrowings	(668,000)	(210,554)
Proceeds from exercise of common stock options and related tax benefit	6,320	1,676
Dividends paid on common stock	(37,415)	(38,997)
Treasury stock purchased	(70,048)	(103,049)
Increase (decrease) in advance payments by borrowers for taxes and insurance	(17,015)	1,652
Net cash provided by (used in) financing activities	79,131	(487,662)
Increase (decrease) in cash and cash equivalents	246,006	(432,293)
Cash and cash equivalents at beginning of period	284,049	781,843
Cash and cash equivalents at end of period	$530,055	$349,550
(CONTINUED)

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2016	2015
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$13,147	$25,832
Cash paid during the period for
Interest	86,007	88,511
Income taxes	47,289	48,096

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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
Summary of Significant Accounting Policies - The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its 2015 Form 10-K. There have not been any material changes in our significant accounting policies compared to those contained in our 2015 Form 10-K disclosure for the year ended September 30, 2015.
Off-Balance-Sheet Credit Exposures – The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $1,125,481,000 and $816,014,000 at June 30, 2016 and September 30, 2015, respectively. The Company estimates losses on off-balance-sheet credit exposures by allocating a loss percentage derived from historical loss factors for each asset class.

NOTE B – New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The amendments in this ASU were issued to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to- maturity debt securities, trade and other receivables, net investments in leases and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The ASU eliminates the current framework of recognizing probable incurred losses and instead requires an entity to use its current estimate of all expected credit losses over the contractual life. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets.

For purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (“PCD assets”) that are measured at amortized cost, an allowance for expected credit losses is recorded as an adjustment to the cost basis of the asset. Subsequent changes in estimated cash flows would be recorded as an adjustment to the allowance and through the statement of income.

Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security's cost basis.

The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For most debt securities, the transition approach requires a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period the guidance is effective. For other-than-temporarily impaired

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

debt securities and PCD assets, the guidance will be applied prospectively. The Company is currently evaluating the provisions of this ASU to determine the impact the new standard will have on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation- Improvements to Employee Share-Based Payment Accounting, which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the guidance, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period; however, early adoption is permitted. The Company is currently evaluating the guidance to determine its adoption method and does not expect this guidance to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The guidance also simplifies the accounting for sale and leaseback transactions. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the provisions of this ASU to determine the impact the new standard will have on the Company's consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which will require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in ASU 2015-16 are effective for years beginning after December 15, 2015. Early adoption is permitted for reporting periods for which financial statements have not been issued. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in Cloud Computing Arrangement. The ASU was issued to clarify a customer's accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers in determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software. If the arrangement does not contain a software license, it would be accounted for as a service contract. The guidance in this ASU is effective for interim and annual periods beginning after December 15, 2015 and can be adopted either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

NOTE C – Dividends and Share Repurchases

On May 13, 2016, the Company paid a dividend on common stock of $0.14 per share. This dividend was the 133rd consecutive quarterly cash dividend paid on common stock. Dividends per share were $0.14 and $0.13 for the quarters ended June 30, 2016 and 2015, respectively. On July 25, 2016, the Company declared a dividend on common stock of $0.14 per share, which represents its 134th consecutive quarterly cash dividend. The dividend will be paid on August 19, 2016 to common shareholders of record on August 5, 2016.

For the three months ended June 30, 2016, the Company repurchased 1,097,397 shares at an average price of $23.33. For the three months ended June 30, 2015, the Company repurchased 1,171,662 shares at an average price of $21.93. As of June 30, 2016, there are 1,041,309 remaining shares authorized to be repurchased under the current Board approved program.

NOTE D – Loans Receivable

The following table is a summary of loans receivable.

	June 30, 2016		September 30, 2015
	(In thousands)		(In thousands)
Non-Acquired loans
Single-family residential	$5,593,018	52.9%	$5,651,845	57.6%
Construction	1,016,305	9.6	200,509	2.0
Construction - custom	409,116	3.9	396,307	4.0
Land - acquisition & development	101,849	1.0	94,208	1.0
Land - consumer lot loans	101,731	1.0	103,989	1.1
Multi-family	1,094,736	10.3	1,125,722	11.6
Commercial real estate	886,957	8.4	986,270	10.0
Commercial & industrial	810,442	7.7	612,836	6.2
HELOC	134,735	1.3	127,646	1.3
Consumer	154,261	1.4	194,655	2.0
Total non-acquired loans	10,303,150	97.5%	9,493,987	96.8%
Acquired loans	140,369	1.3	166,293	1.6
Credit impaired acquired loans	96,491	0.9	87,081	0.9
Covered loans	32,191	0.3	75,909	0.7
Total gross loans	10,572,201	100.0%	9,823,270	100.0%
Less:
Allowance for loan losses	111,016		106,829
Loans in process	780,721		476,796
Discount on acquired loans	14,775		30,095
Deferred net origination fees	37,113		38,916
Total loan contra accounts	943,625		652,636
Net Loans	$9,628,576		$9,170,634

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth information regarding non-accrual loans.

	June 30, 2016		September 30, 2015
	(In thousands)
Non-accrual loans:
Single-family residential	$36,707	77.5%	$59,074	87.1%
Construction	—	—	754	1.1
Construction - custom	506	1.1	732	1.1
Land - acquisition & development	427	0.9	—	—
Land - consumer lot loans	1,105	2.3	1,273	1.9
Multi-family	1,238	2.6	2,558	3.8
Commercial real estate	6,297	13.3	2,176	3.2
Commercial & industrial	521	1.1	—	—
HELOC	548	1.2	563	0.8
Consumer	—	—	680	1.0
Total non-accrual loans	$47,349	100%	$67,810	100%

The Company recognized interest income on nonaccrual loans of approximately $4,100,000 in the nine months ended June 30, 2016. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $1,865,000 for the nine months ended June 30, 2016. Interest income actually recognized during the nine months ended June 30, 2016 is higher because of loans that were brought current or paid off.
The following tables provide details regarding delinquent loans.

June 30, 2016	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total
	(In thousands)
Non-acquired loans
Single-Family Residential	$5,596,644	$5,542,000	$14,268	$6,679	$33,697	$54,644	0.98%
Construction	442,810	442,810	—	—	—	—	—
Construction - Custom	213,465	212,690	110	159	506	775	0.36
Land - Acquisition & Development	86,243	85,775	—	—	468	468	0.54
Land - Consumer Lot Loans	102,248	100,304	738	101	1,105	1,944	1.90
Multi-Family	1,095,174	1,094,284	956	—	—	956	0.09
Commercial Real Estate	886,552	884,644	217	1,443	123	1,783	0.20
Commercial & Industrial	811,502	811,486	—	75	—	75	0.01
HELOC	134,151	133,236	297	70	548	915	0.68
Consumer	153,640	152,874	385	274	107	766	0.50
	9,522,429	9,460,103	16,971	8,801	36,554	62,326	0.65
Acquired loans	140,369	137,107	265	529	2,468	3,262	2.32
Credit impaired acquired loans	96,491	91,168	—	—	5,323	5,323	5.52
Covered loans	32,191	31,465	417	2	307	726	2.26
Total Loans	$9,791,480	$9,719,843	$17,653	$9,332	$44,652	$71,637	0.73%
Delinquency %		99.27%	0.18%	0.10%	0.46%	0.73%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2015	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total
	(In thousands)
Non-acquired loans
Single-Family Residential	$5,655,928	$5,590,673	$17,305	$7,757	$40,193	$65,255	1.15%
Construction	130,121	130,121	—	—	—	—	—
Construction - Custom	205,692	204,168	791	270	463	1,524	0.74
Land - Acquisition & Development	75,661	74,737	406	—	518	924	1.22
Land - Consumer Lot Loans	104,494	102,045	689	399	1,361	2,449	2.34
Multi-Family	1,068,038	1,065,667	259	454	1,658	2,371	0.22
Commercial Real Estate	893,072	892,180	131	—	761	892	0.10
Commercial & Industrial	617,545	616,602	93	27	823	943	0.15
HELOC	127,648	127,196	174	27	251	452	0.35
Consumer	194,977	194,259	493	170	55	718	0.37
	9,073,176	8,997,648	20,341	9,104	46,083	75,528	0.83
Acquired loans	57,682	56,559	356	—	767	1,123	1.95
Credit impaired acquired loans	139,726	138,940	243	4	539	786	0.56
Covered loans	75,890	70,729	272	90	4,799	5,161	6.80
Total Loans	$9,346,474	$9,263,876	$21,212	$9,198	$52,188	$82,598	0.88%
Delinquency %		99.12%	0.23%	0.10%	0.56%	0.88%

The percentage of total delinquent loans decreased from 0.88% as of September 30, 2015 to 0.73% as of June 30, 2016 and there are no loans greater than 90 days delinquent and still accruing interest as of either date.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information related to loans that were restructured in a troubled debt restructuring ("TDR") during the periods presented:

	Three Months Ended June 30,
	2016			2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-family residential	7	$1,492	$1,492	8	$1,611	$1,611
Land - consumer lot loans	—	—	—	2	203	203
Commercial real estate	2	1,558	1,558	—	—	—
	9	$3,050	$3,050	10	$1,814	$1,814

	Nine Months Ended June 30,
	2016			2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-family residential	17	$3,322	$3,322	57	$13,875	$13,875
Construction	—	—	—	2	718	718
Construction - custom	—	—	—	2	532	532
Land - consumer lot loans	—	—	—	6	923	923
Commercial real estate	7	2,523	2,523	3	3,175	3,175
Consumer	—	—	—	1	85	85
	24	$5,845	$5,845	71	$19,308	$19,308

The following tables provide information on payment defaults occurring during the periods presented where the loan had been modified in a TDR within 12 months of the payment default.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,
	2016		2015
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
TDRs That Subsequently Defaulted:
Single-family residential	3	$1,570	9	$1,594
Construction	1	279	—	—
Land - consumer lot loans	2	204	2	301
Commercial real estate	1	174	—	—
	7	$2,227	11	$1,895

	Nine Months Ended June 30,
	2016		2015
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
TDRs That Subsequently Defaulted:
Single-family residential	14	$3,108	19	$3,329
Construction	1	279	—	—
Land - consumer lot loans	4	498	7	991
Commercial real estate	2	326	—	—
	21	$4,211	26	$4,320

Most loans restructured in TDRs are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. As of June 30, 2016, 96.0% of the Company's $258,135,000 in TDRs were classified as performing. Each request for modification is individually evaluated for merit and likelihood of success. The concession granted in a loan modification is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty four months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of June 30, 2016, single-family residential loans comprised 86.7% of TDRs.

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

The following table shows the changes in accretable yield for acquired impaired loans and acquired non-impaired loans (including covered loans).

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended June 30, 2016				Year Ended September 30, 2015
	Acquired Impaired		Acquired Non-impaired		Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)				(In thousands)
Beginning balance	$72,705	$111,300	$7,204	$187,080	$97,125	$135,826	$14,513	$275,862
Additions	—	—	—	—	—	—	—	—
Net reclassification from non-accretable	4,867	—	—	—	6,307	—	346	—
Accretion	(17,119)	17,119	(2,210)	2,210	(30,727)	30,727	(7,655)	7,655
Transfers to REO	—	(175)	—	—	—	(2,975)	—	(150)
Payments received, net	—	(31,823)	—	(31,439)	—	(52,278)	—	(96,287)
Ending Balance	$60,453	$96,421	$4,994	$157,851	$72,705	$111,300	$7,204	$187,080

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

Covered loans were $32,191,000 at June 30, 2016 compared to $75,909,000 as of September 30, 2015, the decrease being attributable to FDIC loss share coverage on commercial loans from the former Home Valley Bank that expired after September 30, 2015. The FDIC loss share coverage for single family residential loans will continue for another five years. The remaining portfolio of covered loans is expected to continue to decline over time, absent another FDIC assisted transaction.

The following table shows activity for the FDIC indemnification asset:

	Nine Months Ended June 30, 2016	Year Ended September 30, 2015
	(In thousands)
Balance at beginning of period	$16,275	$36,860
Additions/Adjustments	—	(1,795)
Payments received	(1,827)	(720)
Amortization	(1,385)	(18,588)
Accretion	187	518
Balance at end of period	$13,250	$16,275

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans
The following tables summarize the activity in the allowance for loan losses.

Three Months Ended June 30, 2016	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$41,828	$(634)	$162	$(675)	$40,681
Construction	15,726	—	207	1,729	17,662
Construction - custom	1,022	—	60	(54)	1,028
Land - acquisition & development	7,252	(31)	2,741	(3,240)	6,722
Land - consumer lot loans	2,466	(26)	5	59	2,504
Multi-family	6,784	—	—	137	6,921
Commercial real estate	7,783	—	454	(94)	8,143
Commercial & industrial	23,824	(150)	6	716	24,396
HELOC	828	(27)	—	55	856
Consumer	2,406	(307)	437	(433)	2,103
	$109,919	$(1,175)	$4,072	$(1,800)	$111,016

Three Months Ended June 30, 2015	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$54,762	$(1,698)	$3,878	$(4,938)	$52,004
Construction	5,445	—	—	488	5,933
Construction - custom	968	—	—	17	985
Land - acquisition & development	7,405	—	1	(1,634)	5,772
Land - consumer lot loans	3,035	(276)	187	53	2,999
Multi-family	4,673	—	—	362	5,035
Commercial real estate	6,734	(1,592)	230	1,896	7,268
Commercial & industrial	21,146	(2,106)	896	1,726	21,662
HELOC	850	(26)	1	39	864
Consumer	3,305	(853)	1,045	(408)	3,089
	$108,323	$(6,551)	$6,238	$(2,399)	$105,611

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nine Months Ended June 30, 2016	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$47,347	$(2,800)	$2,739	$(6,605)	$40,681
Construction	6,680	—	357	10,625	17,662
Construction - custom	990	(60)	60	38	1,028
Land - acquisition & development	5,781	(31)	6,148	(5,176)	6,722
Land - consumer lot loans	2,946	(701)	5	254	2,504
Multi-family	5,304	—	—	1,617	6,921
Commercial real estate	8,960	(32)	1,569	(2,354)	8,143
Commercial & industrial	24,980	(729)	597	(452)	24,396
HELOC	902	(54)	21	(13)	856
Consumer	2,939	(827)	1,226	(1,235)	2,103
	$106,829	$(5,234)	$12,722	$(3,301)	$111,016

Nine Months Ended June 30, 2015	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$62,763	$(4,801)	$10,553	$(16,511)	$52,004
Construction	6,742	(388)	75	(496)	5,933
Construction - custom	1,695	—	—	(710)	985
Land - acquisition & development	5,592	(38)	206	12	5,772
Land - consumer lot loans	3,077	(363)	221	64	2,999
Multi-family	4,248	—	220	567	5,035
Commercial real estate	7,548	(1,619)	711	628	7,268
Commercial & industrial	16,527	(2,461)	948	6,648	21,662
HELOC	928	(26)	1	(39)	864
Consumer	3,227	(1,981)	2,394	(551)	3,089
Covered loans	2,244			(2,244)	—
	$114,591	$(11,677)	$15,329	$(12,632)	$105,611

The Company recorded a release of allowance for loan losses of $1,650,000 for the three months ended June 30, 2016, which compares to a release of allowance of $1,932,000 for the three months ended June 30, 2015. The release of allowance for loan losses for the quarter ended June 30, 2016 was a result of continued improvement in credit quality of the loan portfolio offset by net growth in the loan portfolio. The related improvement in the credit quality of the loan portfolio relates to the factors below.
The Company had recoveries, net of charge-offs, of $2,897,000 for the quarter ended June 30, 2016, compared with net charge-offs of $313,000 for the same quarter one year ago. Non-performing assets were $79,031,000, or 0.53%, of total assets at June 30, 2016, compared to $93,329,000, or 0.64%, and $128,577,000, or 0.88%, of total assets at March 31, 2016 and September 30, 2015, respectively. Non-accrual loans were $47,349,000 at June 30, 2016, compared to $54,559,000 and $67,810,000 at March 31, 2016 and September 30, 2015, respectively. Delinquencies, as a percent of total loans, were 0.73% at June 30, 2016, compared to 0.90% and 0.88% at March 31, 2016 and September 30, 2015, respectively

The reserve for unfunded commitments was $3,235,000 as of June 30, 2016, which is an increase from $3,085,000 at September 30, 2015.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $114,251,000, or 1.08% of gross loans, is sufficient to absorb estimated inherent losses.
Acquired loans, including covered loans, are not usually classified as non-performing because at acquisition, the carrying value of these loans is recorded at fair value. As of June 30, 2016, $21,158,000 in acquired loans were subject to the general allowance as the discount related to these balances was no longer sufficient to absorb all of the expected losses.
The following tables show loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves.

June 30, 2016	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans (1)	Ratio	Allowance Allocation	Recorded Investment of Loans (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$39,986	$5,547,373	0.7%	$693	$24,451	2.8%
Construction	17,662	442,437	4.0	—	—	—
Construction - custom	1,027	211,215	0.5	—	1,125	—
Land - acquisition & development	6,710	87,099	7.7	13	1,454	0.9
Land - consumer lot loans	2,504	90,983	2.8	—	1,238	—
Multi-family	6,911	1,091,709	0.6	11	1,513	0.7
Commercial real estate	7,963	848,187	0.9	180	21,313	0.8
Commercial & industrial	24,397	832,429	2.9	—	—	—
HELOC	856	132,869	0.6	—	468	—
Consumer	2,103	154,107	1.4	—	—	—
	$110,119	$9,438,408	1.2%	$897	$51,562	1.7%

(1)	Excludes acquired loans with discounts sufficient to absorb potential losses and covered loans

September 30, 2015	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans (1)	Ratio	Allowance Allocation	Recorded Investment of Loans (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$47,073	$5,595,752	0.8%	$275	$51,718	0.5%
Construction	6,680	124,679	5.4	—	5,441	—
Construction - custom	990	205,692	0.5	—	—	—
Land - acquisition & development	5,781	72,602	8.0	—	2,198	—
Land - consumer lot loans	2,946	93,103	3.2	—	10,824	—
Multi-family	5,304	1,062,194	0.5	—	5,348	—
Commercial real estate	8,960	844,691	1.1	—	8,826	—
Commercial & industrial	24,980	643,577	3.9	—	—	—
HELOC	902	126,594	0.7	—	1,072	—
Consumer	2,938	194,569	1.5	—	86	—
	$106,554	$8,963,453	1.2%	$275	$85,513	0.3%
(1) Excludes acquired loans with discounts sufficient to absorb potential losses and covered loans
As of June 30, 2016, $110,119,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $897,000 was specific reserves on loans deemed to be individually impaired. As of September 30,

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2015, $106,554,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $275,000 was specific reserves on loans deemed to be individually impaired.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on loans based on risk rating categories as defined above.

June 30, 2016	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,533,837	$—	$59,181	$—	$—	$5,593,018
Construction	1,012,203	—	4,102	—	—	1,016,305
Construction - custom	408,538	—	578	—	—	409,116
Land - acquisition & development	94,830	—	7,019	—	—	101,849
Land - consumer lot loans	100,173	—	1,558	—	—	101,731
Multi-family	1,087,363	3,252	4,121	—	—	1,094,736
Commercial real estate	861,771	11,345	13,841	—	—	886,957
Commercial & industrial	755,361	6,532	48,549	—	—	810,442
HELOC	133,939	—	796	—	—	134,735
Consumer	154,148	—	113	—	—	154,261
	10,142,163	21,129	139,858	—	—	10,303,150

Non-impaired acquired loans	132,710	47	7,612	—	—	140,369
Credit-impaired acquired loans	65,106	—	31,381	—	4	96,491
Covered loans	31,849	—	342	—	—	32,191
Total gross loans	$10,371,828	$21,176	$179,193	$—	$4	$10,572,201

Total grade as a % of total gross loans	98.1%	0.2%	1.7%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2015	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands)
Non-acquired loans
Single-family residential	$5,558,700	$—	$93,145	$—	$—	$5,651,845
Construction	197,935	—	2,574	—	—	200,509
Construction - custom	396,307	—	—	—	—	396,307
Land - acquisition & development	89,656	—	4,552	—	—	94,208
Land - consumer lot loans	103,569	—	420	—	—	103,989
Multi-family	1,118,673	865	6,184	—	—	1,125,722
Commercial real estate	971,510	4,360	10,400	—	—	986,270
Commercial & industrial	575,034	1,496	36,306	—	—	612,836
HELOC	127,398	—	248	—	—	127,646
Consumer	194,451	—	204	—	—	194,655
	9,333,233	6,721	154,033	—	—	9,493,987

Non-impaired acquired loans	149,891	—	16,402	—	—	166,293
Credit-impaired acquired loans	61,019	—	26,062	—	—	87,081
Covered loans	61,776	—	14,133	—	—	75,909
Total gross loans	$9,605,919	$6,721	$210,630	$—	$—	$9,823,270

Total grade as a % of total gross loans	97.8%	0.1%	2.1%	—%	—%

The following tables provide information on loans (excluding acquired and covered loans) based on borrower payment activity.

June 30, 2016	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,556,312	99.3%	$36,707	0.7%
Construction	1,016,305	100.0	—	—
Construction - custom	408,610	99.9	506	0.1
Land - acquisition & development	101,422	99.6	427	0.4
Land - consumer lot loans	100,626	98.9	1,105	1.1
Multi-family	1,093,495	99.9	1,238	0.1
Commercial real estate	880,661	99.3	6,297	0.7
Commercial & industrial	809,921	99.9	521	0.1
HELOC	134,188	99.6	548	0.4
Consumer	154,261	100.0	—	—
	$10,255,801	99.5%	$47,349	0.5%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2015	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,592,771	99.0%	$59,074	1.0%
Construction	199,755	99.6	754	0.4
Construction - custom	395,575	99.8	732	0.2
Land - acquisition & development	94,208	100.0	—	—
Land - consumer lot loans	102,716	98.8	1,273	1.2
Multi-family	1,123,165	99.8	2,558	0.2
Commercial real estate	984,093	99.8	2,176	0.2
Commercial & industrial	612,836	100.0	—	—
HELOC	127,083	99.6	563	0.4
Consumer	193,975	99.7	680	0.3
	$9,426,177	99.3%	$67,810	0.7%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on impaired loan balances and the related allowances by loan types.

June 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
Impaired loans with no related allowance recorded:
Single-family residential	$9,602	$11,287	$—		$8,491
Construction - custom	578	578	—		289
Land - acquisition & development	164	8,393	—		164
Land - consumer lot loans	650	747	—		599
Multi-family	428	4,177	—		736
Commercial real estate	5,673	6,588	—		5,697
Commercial & industrial	906	7,627	—		544
HELOC	368	483	—		354
Consumer	33	483	—		17
	18,402	40,363	—		16,891
Impaired loans with an allowance recorded:
Single-family residential	223,533	227,633	4,202		224,274
Land - acquisition & development	1,454	2,656	8		1,543
Land - consumer lot loans	9,672	10,734	5		9,748
Multi-family	1,513	1,513	11		1,518
Commercial real estate	20,490	24,316	180		19,816
HELOC	1,379	1,394	—		1,388
Consumer	95	285	—		95
	258,136	268,531	4,406	(1)	258,382
Total impaired loans:
Single-family residential	233,135	238,920	4,202		232,765
Construction - custom	578	578	—		289
Land - acquisition & development	1,618	11,049	8		1,707
Land - consumer lot loans	10,322	11,481	5		10,347
Multi-family	1,941	5,690	11		2,254
Commercial real estate	26,163	30,904	180		25,513
Commercial & industrial	906	7,627	—		544
HELOC	1,747	1,877	—		1,742
Consumer	128	768	—		112
	$276,538	$308,894	$4,406	(1)	$275,273

(1)	Includes $897,000 of specific reserves and $3,509,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2015	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
Impaired loans with no related allowance recorded:
Single-family residential	$17,250	$19,644	$—		$14,069
Construction	453	2,151	—		471
Construction - custom	554	554	—		182
Land - acquisition & development	2,570	9,426	—		926
Land - consumer lot loans	727	814	—		544
Multi-family	3,770	7,054	—		1,545
Commercial real estate	9,427	15,620	—		8,130
Commercial & industrial	2,955	13,066	—		2,681
HELOC	683	1,532	—		536
Consumer	477	703	—		390
	38,866	70,564	—		29,474
Impaired loans with an allowance recorded:
Single-family residential	259,461	263,268	6,678		260,028
Construction	4,988	5,778	—		5,432
Land - acquisition & development	2,486	3,426	—		3,478
Land - consumer lot loans	11,289	11,554	—		11,324
Multi-family	3,823	3,823	—		3,732
Commercial real estate	19,124	21,078	—		18,886
HELOC	1,443	1,443	—		1,359
Consumer	99	289	—		102
	302,713	310,659	6,678	(1)	304,341
Total impaired loans:
Single-family residential	276,711	282,912	6,678		274,097
Construction	5,441	7,929	—		5,903
Construction - custom	554	554	—		182
Land - acquisition & development	5,056	12,852	—		4,404
Land - consumer lot loans	12,016	12,368	—		11,868
Multi-family	7,593	10,877	—		5,277
Commercial real estate	28,551	36,698	—		27,016
Commercial & industrial	2,955	13,066	—		2,681
HELOC	2,126	2,975	—		1,895
Consumer	576	992	—		492
	$341,579	$381,223	$6,678	(1)	$333,815

(1)	Includes $275,000 of specific reserves and $6,403,000 included in the general reserves.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis.

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
Equity securities	$101,885	$—	$—	$101,885
Obligations of U.S. government	—	249,053	—	249,053
Obligations of states and political subdivisions	—	27,488	—	27,488
Corporate debt securities	—	460,399	—	460,399
Mortgage-backed securities
Agency pass-through certificates	—	1,046,506	—	1,046,506
Commercial MBS	—	84,538	—	84,538
Total available-for-sale securities	101,885	1,867,984	—	1,969,869
Interest rate contracts	—	22,085	—	22,085
Total financial assets	$101,885	$1,890,069	$—	$1,991,954

Financial Liabilities
Interest rate contracts	$—	$22,085	$—	$22,085
Commercial loan hedge	—	3,394	—	3,394
Long term borrowing hedge	—	35,533	—	35,533
Total financial liabilities	$—	$61,012	$—	$61,012
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the nine months ended June 30, 2016.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
Equity securities	$101,952	$—	$—	$101,952
Obligations of U.S. government	—	482,464	—	482,464
Obligations of states and political subdivisions	—	27,123	—	27,123
Corporate debt securities	—	505,800	—	505,800
Mortgage-backed securities
Agency pass-through certificates	—	1,160,518	—	1,160,518
Commercial MBS	—	102,706	—	102,706
Total available-for-sale securities	101,952	2,278,611	—	2,380,563
Interest rate contracts	—	11,879	—	11,879
Total financial assets	$101,952	$2,290,490	$—	$2,392,442

Financial Liabilities
Interest rate contracts	$—	$11,879	$—	$11,879
Commercial loan hedge	—	966	—	966
Long term borrowing hedge	—	14,555	—	14,555
Total financial liabilities	$—	$27,400	$—	$27,400
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

When management determines that the fair value of the collateral or the real estate owned requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the impaired loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2016 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at June 30, 2016 and June 30, 2015, and the total gains (losses) resulting from those fair value adjustments for the nine months ended June 30, 2016 and June 30, 2015. The estimated fair value measurements are shown gross of estimated selling costs.

	June 30, 2016				Three Months Ended June 30, 2016	Nine Months Ended June 30, 2016
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$—	$—	$15,724	$15,724	$(692)	$(3,762)
Real estate owned (2)	—	—	19,853	19,853	(614)	(2,944)
Balance at end of period	$—	$—	$35,577	$35,577	$(1,306)	$(6,706)

(1) The gains (losses) represent remeasurements of collateral-dependent loans.
(2) The gains (losses) represent aggregate writedowns and charge-offs on REO.

	June 30, 2015				Three Months Ended June 30, 2015	Nine Months Ended June 30, 2015
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$—	$—	$6,735	$6,735	$(3,621)	$(4,201)
Real estate owned (2)	—	—	73,781	73,781	(2,366)	8,403
Balance at end of period	$—	$—	$80,516	$80,516	$(5,987)	$4,202

(1)	The gains (losses) represent remeasurements of collateral-dependent loans.

(2)	The gains (losses) represent aggregate writedowns and charge-offs on REO.
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
The fair value of REO assets is re-evaluated quarterly and the REO asset is adjusted to reflect the fair value as necessary. After foreclosure, the valuations are updated periodically and current market conditions may require the assets to be written down further or up to the cost basis established on the date of transfer. The carrying balance of REO assets are also written down once a bona fide offer is contractually accepted, through execution of a Purchase and Sale Agreement, where the accepted price is lower than the cost established on the transfer date.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		June 30, 2016		September 30, 2015
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$530,055	$530,055	$284,049	$284,049
Available-for-sale securities
Equity securities	1	101,885	101,885	101,952	101,952
Obligations of U.S. government	2	249,053	249,053	482,464	482,464
Obligations of states and political subdivisions	2	27,488	27,488	27,123	27,123
Corporate debt securities	2	460,399	460,399	505,800	505,800
Mortgage-backed securities
Agency pass-through certificates	2	1,046,506	1,046,506	1,160,518	1,160,518
Commercial MBS	2	84,538	84,538	102,706	102,706
Total available-for-sale securities		1,969,869	1,969,869	2,380,563	2,380,563
Held-to-maturity securities	2
Mortgage-backed securities
Agency pass-through certificates	2	1,492,480	1,512,666	1,643,216	1,637,420
Total held-to-maturity securities		1,492,480	1,512,666	1,643,216	1,637,420

Loans receivable	3	9,628,576	10,206,509	9,170,634	9,667,750
FDIC indemnification asset	3	13,250	12,633	16,275	15,522
FHLB and FRB stock	2	117,205	117,205	107,198	107,198
Other assets - interest rate contracts	2	22,085	22,085	11,879	11,879

Financial liabilities
Customer accounts	2	10,578,916	10,182,610	10,631,703	10,004,290
FHLB advances	2	2,080,000	2,211,686	1,830,000	1,938,384
Other liabilities - interest rate contracts	2	22,085	22,085	11,879	11,879
Other liabilities - commercial loan hedge	2	3,394	3,394	966	966
Other liabilities - long term borrowing hedge	2	35,533	35,533	14,555	14,555
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
Long Term Borrowing Hedges – The fair value of the interest rate swaps are estimated by a third party pricing service using a discounted cash flow technique.
The following tables provide a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities.

	June 30, 2016
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$25,980	$—	$(65)	$25,915	0.73%
1 to 5 years	$13,268	$1,273	$(23)	$14,518	7.49%
5 to 10 years	49,174	—	(1,526)	47,648	1.06
Over 10 years	165,032	—	(4,060)	160,972	1.14
Equity Securities
Within 1 year	500	22	—	522	1.80
1 to 5 years	99,922	1,441	—	101,363	1.90
Corporate bonds due
Within 1 year	250,000	263	—	250,263	1.07
1 to 5 years	71,540	148	(106)	71,582	1.97
5 to 10 years	89,954	518	(2,793)	87,679	2.02
Over 10 years	50,000	875	—	50,875	3.00
Municipal bonds due
1 to 5 years	2,307	18	—	2,325	1.23
5 to 10 years	1,327	65	—	1,392	2.05
Over 10 years	20,367	3,404	—	23,771	6.45
Mortgage-backed securities
Agency pass-through certificates	1,033,736	16,277	(3,507)	1,046,506	2.58
Commercial MBS	86,057	—	(1,519)	84,538	1.79
	1,959,164	24,304	(13,599)	1,969,869	2.17
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,492,480	20,764	(578)	1,512,666	3.18
	$3,451,644	$45,068	$(14,177)	$3,482,535	2.60%

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
There were no available-for-sale securities sold during the three or nine months ended June 30, 2016. During the three and nine months ended June 30, 2015, there were $235,110,000 of available-for-sale securities sold for a gain of $9,639,000. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.
The following tables show the unrealized gross losses and fair value of securities as of June 30, 2016 and September 30, 2015, by length of time that individual securities in each category have been in a continuous loss position. The decline in fair value is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other than temporarily impaired.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2016	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate bonds due	$(512)	$19,442	$(2,387)	$57,613	$(2,899)	$77,055
U.S. government and agency securities due	(3,199)	122,397	(2,475)	116,082	(5,674)	238,479
Agency pass-through certificates	(1,911)	371,804	(3,693)	385,416	(5,604)	757,220
	$(5,622)	$513,643	$(8,555)	$559,111	$(14,177)	$1,072,754

September 30, 2015	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate bonds due	$(183)	$72,862	$(3,399)	$46,601	$(3,582)	$119,463
U.S. government and agency securities due	(5,010)	336,243	(1,452)	57,344	(6,462)	393,587
Agency pass-through certificates	(1,036)	169,541	(18,277)	1,193,463	(19,313)	1,363,004
	$(6,229)	$578,646	$(23,128)	$1,297,408	$(29,357)	$1,876,054

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The Bank periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Bank retains a variable rate loan. Under these agreements, the Bank enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Bank enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The Bank had $557,930,000 and $439,416,000 notional in interest rate swaps to hedge this exposure as of June 30, 2016 and September 30, 2015, respectively. The interest rate swaps are derivatives under FASB ASC 815, Derivatives and Hedging, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the nine months ended June 30, 2016 as the changes in value for the asset and liability side of the swaps offset each other.

The Bank has also entered into interest rate swaps, some of which are forward-starting, to convert certain existing and future short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of rising interest rates, specifically LIBOR rates, which are a benchmark for the short term borrowings. The hedging program qualifies as a cash flow hedge under ASC 815, which provides for offsetting of the recognition of gains and losses of the interest rate swaps and the hedged items. The hedged item is the LIBOR portion of the series of existing or future short-term fixed rate borrowings over the term of the interest rate swap. The change in the fair value of the interest rate swaps is recorded in other comprehensive income. The Bank had $700,000,000 and $400,000,000 notional in interest rate swaps to hedge existing and anticipated future borrowings as of June 30, 2016 and September 30, 2015, respectively. The unrealized loss, gross of the related tax benefit, on these interest rate swaps as of June 30, 2016 was $35,533,000.

The Bank has also entered into an interest rate swap to hedge the interest rate risk of an individual fixed rate commercial loan and this relationship qualifies as a fair value hedge under ASC 815, which provides for offsetting of the recognition of gains and losses of the interest rate swap and the hedged item. The Bank hedges this loan using an interest rate swap with a notional amount of $54,155,000 and $54,815,000 as of June 30, 2016 and September 30, 2015, respectively

The following table presents the fair value and balance sheet classification of derivatives at June 30, 2016 and September 30, 2015:

	Asset Derivatives				Liability Derivatives
	June 30, 2016		September 30, 2015		June 30, 2016		September 30, 2015
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
	(In thousands)
Interest rate contracts	Other assets	$22,085	Other assets	$11,879	Other liabilities	$22,085	Other liabilities	$11,879
Commercial loan hedge	Other assets	—	Other assets	—	Other liabilities	3,394	Other liabilities	966
Long term borrowing hedge	Other assets	—	Other assets	—	Other liabilities	35,533	Other liabilities	14,555
		$22,085		$11,879		$61,012		$27,400

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
INTEREST RATE RISK
Based on Management's assessment of the current interest rate environment, the Bank has taken steps to reduce its interest rate risk profile compared to its historical norms, including growing shorter-term business loans and transaction deposit accounts, as well as extending the maturity on borrowings. The mix of transaction and savings accounts is 56% of total deposits as of June 30, 2016 while the composition of the investment securities portfolio is 40% variable and 60% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $1,492,480,000 of 30-year fixed rate mortgage-backed securities that it has designated as held-to-maturity and are carried at amortized cost. As of June 30, 2016, the net unrealized gain on these securities was $20,186,000. The Company has $1,969,869,000 of available-for-sale securities that are carried at fair value. As of June 30, 2016, the net unrealized gain on these securities was $10,705,000. The Bank has executed interest rate swaps to hedge interest rates on existing and future borrowings. The unrealized loss on these interest rate swaps as of June 30, 2016 was $35,533,000. All of the above are pre-tax net unrealized gains or losses.

The Company relies on various measures of interest rate risk, including an asset/liability maturity gap analysis, modeling of changes in forecasted net interest income under various rate change scenarios, and the impact of interest rate changes on the net portfolio value (“NPV”) of the Company.
Net Interest Income Sensitivity. We estimate the sensitivity of our net interest income to changes in market interest rates using an interest rate simulation model that includes assumptions related to the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments for multiple interest rate change scenarios. Interest rate sensitivity depends on certain repricing characteristics in our interest-earnings assets and interest-bearing liabilities, including the maturity structure of assets and liabilities and their repricing characteristics during the periods of changes in market interest rates. The analysis assumes a constant balance sheet. Actual results would differ from the assumptions used in this model, as Management monitors and adjusts loan and deposit pricing and the size and composition of the balance sheet to respond to changing interest rates

In the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would increase by 3.9% in the next year. This compares to an estimated decrease of 2.2% as of the September 30, 2015 analysis. It is noted that a flattening yield curve would likely result in a more significant decrease in net interest income. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long term

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

rates over two years would result in a net interest income increase of 2.2% in the first year and increase of 4.2% in the second year assuming a constant balance sheet and no management intervention.

NPV Sensitivity. The NPV is an estimate of the market value of shareholders' equity. It is derived by calculating the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates provides a longer term view of interest rate risk as it incorporates all future expected cash flows. As of June 30, 2016, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $387,491,000 or 15.1% and the NPV to total assets ratio to decline to 15.4% from a base of 17.0%. As of September 30, 2015, the NPV in the event of a 200 basis point increase in rates was estimated to decline by $535,948,000 or 19.7% and the NPV to total assets ratio to decline to 15.9%% from a base of 18.4%. The decreased NPV sensitivity and lower base NPV ratio is due to lower interest rates and higher prices as of June 30, 2016.

Repricing Gap Analysis. At June 30, 2016, the Company had approximately $1,447,214,000 more in liabilities subject to maturity or repricing in the next year than assets, which resulted in a one-year repricing gap of (9.8)% of total assets. This was an decrease from the (13.4)% gap as of September 30, 2015. A negative repricing gap implies that funding costs will change more rapidly than interest income on earning assets with movements in interest rates. A negative repricing gap typically results in lower margins when interest rates rise and higher margins when interest rates decline. This interest rate gap analysis provides management with a high-level indication of interest rate risk, but it is considered less reliable than more detailed modeling.
Interest Rate Spread. The interest rate spread is measured as the difference between the rate on total loans and investments and the rate on costing liabilities at the end of each period. The interest rate spread decreased to 2.67% at June 30, 2016 from 2.73% at September 30, 2015. The spread decrease of 6 basis points is primarily due to payoffs of existing loans with new loan originations being at lower rates as the yield curve has continued to flatten and an increase in the proportion of funding provided by FHLB advances at rates higher than the average cost of customer deposits. As of June 30, 2016, the weighted average rate on loans, mortgage backed securities and investments decreased by 2 basis points to 3.61% compared to September 30, 2015, while the weighted average cost of funds increased by 4 basis point to 0.94%.
Net Interest Margin. The net interest margin is measured using the interest income and expense over the average assets and liabilities for the period. The net interest margin increased to 3.07% for the quarter ended June 30, 2016 from 3.02% for the quarter ended June 30, 2015. The yield on earning assets increased 6 basis points to 3.95% and the cost of interest bearing liabilities increased 1 basis point to 0.94%. The higher yield on earning assets is the result of changes in the asset mix as cash and investment securities have decreased while loans receivable have increased. The increase in interest costs was due to changes in the mix of customer deposits and FHLB advances.
The following table sets forth the information explaining the changes in the net interest margin for the periods indicated compared to the same periods one year ago.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)			(In thousands)
Assets
Loans receivable	$9,561,921	$113,728	4.77%	$8,628,345	$107,250	4.99%
Mortgaged-backed securities	2,698,354	15,297	2.27	3,024,821	16,995	2.25
Cash & Investments	1,187,023	4,012	1.36	1,543,556	4,625	1.20
FHLB & FRB stock	117,022	698	2.39	134,692	430	1.28

Total interest-earning assets	13,564,320	133,735	3.95%	13,331,414	129,300	3.89%
Other assets	1,219,363			1,124,750
Total assets	$14,783,683			$14,456,164

Liabilities and Equity
Customer accounts	$10,569,479	$13,274	0.50%	$10,635,364	$12,485	0.47%
FHLB advances	2,075,604	16,221	3.13	1,820,110	16,250	3.58

Total interest-bearing liabilities	12,645,083	29,495	0.94%	12,455,474	28,735	0.93%
Other liabilities	163,788			46,980
Total liabilities	12,808,871			12,502,454
Stockholder's equity	1,974,812			1,953,710

Total liabilities and equity	$14,783,683			$14,456,164

Net interest income		$104,240			$100,565

Net interest margin			3.07%			3.02%
As of June 30, 2016, total assets had increased by $253,276,000 to $14,821,600,000 from $14,568,324,000 at September 30, 2015. During the nine months ended June 30, 2016, cash and cash equivalents increased by $246,006,000, loans receivable increased $457,942,000 and investment securities declined by $561,430,000.
Cash and cash equivalents of $530,055,000 and stockholders’ equity of $1,962,185,000 as of June 30, 2016 provides management with flexibility in managing interest rate risk going forward.

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
The Company's cash and cash equivalents total $530,055,000 at June 30, 2016, an increase from $284,049,000 at September 30, 2015. These amounts include the Bank's operating cash.
The Company’s net worth at June 30, 2016 was $1,962,185,000, or 13.24% of total assets. This was a increase of $6,506,000 from September 30, 2015 when net worth was $1,955,679,000, or 13.42% of total assets. The Company’s net worth was impacted in the nine months ended June 30, 2016 by net income of $119,825,000, the payment of $37,415,000 in cash dividends, treasury stock purchases of $70,048,000, as well as an other comprehensive loss of $16,058,000. The ratio of tangible capital to tangible assets at June 30, 2016 was 11.46%. The Company has paid out 90% of its fiscal 2016 year-to-date earnings to shareholders in the form of cash dividends and share repurchases, compared with 111% for fiscal year 2015. Management believes the strong net worth position will allow the Company to manage its interest rate risk and provide the capital support needed for controlled growth in a regulated environment.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Actual		Minimum Capital Adequacy Guidelines		Minimum Well-Capitalized Guidelines
	Capital	Ratio	Capital	Ratio	Capital	Ratio
	(In thousands)
June 30, 2016
Common Equity Tier I risk-based capital ratio:
The Company	$1,681,062	17.96%	$421,244	4.50%	NA	NA
The Bank	1,675,178	17.90%	421,139	4.50%	608,312	6.50%
Tier I risk-based capital ratio:
The Company	1,681,062	17.96%	561,659	6.00%	NA	NA
The Bank	1,675,178	17.90%	561,519	6.00%	748,692	8.00%
Total risk-based capital ratio:
The Company	1,795,972	19.19%	748,878	8.00%	NA	NA
The Bank	1,790,088	19.13%	748,692	8.00%	935,865	10.00%
Tier 1 Leverage ratio:
The Company	1,681,062	11.61%	579,120	4.00%	NA	NA
The Bank	1,675,178	11.57%	579,108	4.00%	723,885	5.00%

September 30, 2015
Common Equity Tier 1 risk-based capital ratio:
The Company	1,658,985	18.81%	396,788	4.50%	NA	NA
The Bank	1,652,569	18.73%	397,020	4.50%	921,281	6.50%
Tier I risk-based capital ratio:
The Company	1,658,985	18.81%	529,051	6.00%	NA	NA
The Bank	1,652,569	18.73%	529,360	6.00%	705,814	8.00%
Total risk-based capital ratio:
The Company	1,769,587	20.07%	705,402	8.00%	NA	NA
The Bank	1,763,171	19.98%	705,814	8.00%	882,267	10.00%
Tier 1 Leverage ratio:
The Company	1,658,985	11.71%	566,923	4.00%	NA	N/A
The Bank	1,652,569	11.66%	566,942	4.00%	708,678	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents: Cash and cash equivalents are $530,055,000 at June 30, 2016, an increase of $246,006,000, or 86.61%, since September 30, 2015.

Available-for-sale and held-to-maturity securities: Available-for-sale securities decreased $410,694,000, or 17.3%, during the nine months ended ended June 30, 2016, due to prepayments, calls and maturities which were partially offset by the purchase of $50,742,000 of available-for-sale securities. During the same period, the balance of held-to-maturity securities declined by $150,736,000 due to paydowns and maturities. There were no held to maturity securities purchased or sold during the nine months ended June 30, 2016. As of June 30, 2016, the Company had a net unrealized gain on available-for-sale securities of $10,705,000, which is included on a net of tax basis in accumulated other comprehensive income.

Loans receivable: Loans receivable, net of related contra accounts, increased to $9,628,576,000 at June 30, 2016 compared to $9,170,634,000 at September 30, 2015. This increase resulted primarily from originations of $2,758,103,000 and loan purchases

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

of $51,646,000, partially offset by loan repayments of $2,083,589,000. Commercial loan originations accounted for 71% of total originations and consumer loan originations were 29% during the period. The increase in the loan portfolio is consistent with management's strategy during low rate environments to produce more multifamily, commercial real estate, and commercial and industrial loans which generally have adjustable interest rates or a shorter duration.
The following table shows the loan portfolio by category and the change.

	June 30, 2016		September 30, 2015		Change
	(In thousands)		(In thousands)		$	%
Non-Acquired loans
Single-family residential	$5,593,018	52.9%	$5,651,845	57.6%	$(58,827)	(1.0)%
Construction	1,016,305	9.6	200,509	2.0	815,796	406.9
Construction - custom	409,116	3.9	396,307	4.0	12,809	3.2
Land - acquisition & development	101,849	1.0	94,208	1.0	7,641	8.1
Land - consumer lot loans	101,731	1.0	103,989	1.1	(2,258)	(2.2)
Multi-family	1,094,736	10.3	1,125,722	11.6	(30,986)	(2.8)
Commercial real estate	886,957	8.4	986,270	10.0	(99,313)	(10.1)
Commercial & industrial	810,442	7.7	612,836	6.2	197,606	32.2
HELOC	134,735	1.3	127,646	1.3	7,089	5.6
Consumer	154,261	1.4	194,655	2.0	(40,394)	(20.8)
Total non-acquired loans	10,303,150	97.5%	9,493,987	96.8%	809,163	8.5%
Acquired loans	140,369	1.3	166,293	1.6	(25,924)	(15.6)
Credit impaired acquired loans	96,491	0.9	87,081	0.9	9,410	10.8
Covered loans	32,191	0.3	75,909	0.7	(43,718)	(57.6)
Total gross loans	10,572,201	100%	9,823,270	100%	748,931	7.6%
Less:
Allowance for probable losses	111,016		106,829		4,187	3.9%
Loans in process	780,721		476,796		303,925	63.7
Discount on acquired loans	14,775		30,095		(15,320)	(50.9)
Deferred net origination fees	37,113		38,916		(1,803)	(4.6)
Total loan contra accounts	943,625		652,636		290,989	44.6
Net Loans	$9,628,576		$9,170,634		$457,942	5.0%

Non-performing assets (excludes discounted acquired assets): Non-performing assets decreased 38.5% during the nine months ended June 30, 2016 to $79,031,000 from $128,577,000 at September 30, 2015. The decrease is primarily due to the $29,416,000 decline in REO as the Company continues to sell those assets as well as a $20,461,000 decline in non-accrual loans. Non-performing assets as a percentage of total assets decreased to 0.53% at June 30, 2016 compared to 0.88% at September 30, 2015.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth information regarding restructured loans and non-performing assets.

	June 30, 2016		September 30, 2015
	(In thousands)
Restructured loans:
Single-family residential	$223,531	86.7%	$259,460	85.8%
Construction	—	—	4,989	1.6
Land - acquisition & development	1,454	0.6	2,486	0.8
Land - consumer lot loans	9,672	3.7	11,289	3.7
Multi - family	1,514	0.6	3,823	1.3
Commercial real estate	20,490	7.9	19,124	6.3
HELOC	1,379	0.5	1,443	0.5
Consumer	95	—	99	—
Total restructured loans (1)	$258,135	100%	$302,713	100%

Non-accrual loans:
Single-family residential	$36,707	77.5%	$59,074	87.1%
Construction	—	—	754	1.1
Construction - custom	506	1.1	732	1.1
Land - acquisition & development	427	0.9	—	—
Land - consumer lot loans	1,105	2.3	1,273	1.9
Multi-family	1,238	2.6	2,558	3.8
Commercial real estate	6,297	13.3	2,176	3.2
Commercial & industrial	521	1.1	—	—
HELOC	548	1.2	563	0.8
Consumer	—	—	680	1.0
Total non-accrual loans (2)	47,349	100%	67,810	100%
Real estate owned	31,682		60,767
Total non-performing assets	$79,031		$128,577
Total non-performing assets and performing restructured loans as a percentage of total assets	2.20%		2.96%

(1) Restructured loans were as follows:
Performing	$247,695	96.0%	$291,416	96.3%
Non-performing (included in non-accrual loans above)	10,440	4.0	11,297	3.7
	$258,135	100%	$302,713	100%

(2)
For the three months ended June 30, 2016, the Company recognized $1,165,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $557,000 for the same period had these loans performed according to their original contract terms. The recognized interest income may include more than nine months of interest for some of the loans that were brought current. In addition to the non-accrual loans reflected in the above table, the Company had $133,154,000 of loans that were less than 90 days delinquent at June 30, 2016 but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 1.43% at June 30, 2016.

Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 86.7% of restructured loans as of June 30, 2016. The concession for these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twenty four months. Interest-only payments may also be approved during the modification period.
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

	June 30, 2016			September 30, 2015
	Amount	Loans to Total Loans (1)	Coverage Ratio (2)	Amount	Loans to Total Loans (1)	Coverage Ratio (2)
	(In thousands)			(In thousands)
Single-family residential	$40,681	58.7%	0.7%	$47,347	62.5%	0.8%
Construction	17,662	4.7	4.0	6,680	1.4	5.1
Construction - custom	1,028	2.2	0.5	990	2.3	50.0
Land - acquisition & development	6,722	0.9	7.6	5,781	0.8	7.7
Land - consumer lot loans	2,504	1.0	2.7	2,946	1.1	2.8
Multi-family	6,921	11.5	0.6	5,304	11.8	0.5
Commercial real estate	8,143	9.2	0.9	8,960	9.4	1.0
Commercial & industrial	24,396	8.8	2.9	24,980	7.1	3.9
HELOC	856	1.4	0.6	902	1.4	0.7
Consumer	2,103	1.6	1.4	2,939	2.2	1.5
	$111,016	100%		$106,829	100%

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

Real Estate Owned: Real estate owned decreased during the nine months ended June 30, 2016 by $29,416,000 to $31,682,000. The decrease is primarily due to sales of REO properties during the period.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table shows the composition of the Bank’s customer accounts by deposit type.

	June 30, 2016			September 30, 2015
	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate
	(In thousands)			(In thousands)
Non-interest checking	$1,041,258	9.9%	—%	$976,250	9.2%	—%
Interest checking	1,604,741	15.2	0.10	1,579,516	14.9	0.06
Savings (passbook/statement)	787,441	7.4	0.10	700,794	6.6	0.10
Money market	2,486,802	23.5	0.14	2,564,318	24.1	0.13
Time deposits	4,658,674	44.0	1.02	4,810,825	45.2	0.95
Total	$10,578,916	100%	0.51%	$10,631,703	100%	0.48%

Customer accounts: Customer accounts decreased $52,787,000, or 0.5%, to $10,578,916,000 at June 30, 2016 compared with $10,631,703,000 at September 30, 2015.
FHLB advances and other borrowings: Total borrowings were $2,080,000,000 as of June 30, 2016, an increase of $250,000,000 since September 30, 2015. The increase represents the net of $300,000,000 of new long term advances partially offset by repayment of $50,000,000 of short term FHLB advances during the nine months ended June 30, 2016.

RESULTS OF OPERATIONS
Net Income: The quarter ended June 30, 2016 produced net income of $43,004,000 compared to $39,050,000 for the same quarter one year ago. The nine months ended June 30, 2016 produced net income of $119,825,000 compared to $117,818,000 for the same period one year ago.
Net Interest Income: For the quarter ended June 30, 2016, net interest income was $104,240,000 which is $3,675,000 higher than the same quarter of the prior year. The increase was primarily due to higher average balances on loans receivable. The average yield on interest earning assets increased by 6 basis points as the asset mix shifted from cash and investment securities to more loans receivable. The average cost of funds increased by 1 basis point as more FHLB advances were added which shifted the overall mix of funding. The net result was a net interest margin of 3.07% in the quarter ended June 30, 2016 compared to 3.02% in quarter ended June 30, 2015. The nine months ended June 30, 2016 produced net interest income of $317,434,000 compared to $306,628,000 for the same period one year ago.
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
Rate / Volume Analysis:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Comparison of Three Months Ended 6/30/16 and 6/30/15			Comparison of Nine Months Ended 6/30/16 and 6/30/15
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income:
Loans receivable	$11,145	$(4,667)	$6,478	$34,898	$(19,913)	$14,985
Mortgaged-backed securities	(1,848)	150	(1,698)	(5,183)	—	(5,183)
Investments (1)	(1,333)	988	(345)	(6,111)	5,017	(1,094)
All interest-earning assets	7,964	(3,529)	4,435	23,604	(14,896)	8,708
Interest expense:
Customer accounts	(71)	860	789	(265)	823	558
FHLB advances and other borrowings	1,905	(1,934)	(29)	2,286	(4,942)	(2,656)
All interest-bearing liabilities	1,834	(1,074)	760	2,021	(4,119)	(2,098)
Change in net interest income	$6,130	$(2,455)	$3,675	$21,583	$(10,777)	$10,806
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB & FRB stock
Provision (Release) for Loan Losses: The Company recorded a release of allowance for loan losses of $1,650,000 during the three months ended June 30, 2016, which compares to a release of $1,932,000 for the three months ended June 30, 2015. For the nine months ended June 30, 2016, a release of allowance for loan losses of $3,150,000 was recorded versus a release of $11,381,000 for the nine months ended June 30, 2015. The release recorded for the three and nine months ended June 30, 2016 was a result of continued improvement in credit quality of the loan portfolio offset by net growth in the loan portfolio. The related improvement in the credit quality of the loan portfolio relates to the following factors.
The Company had recoveries, net of charge-offs, of $2,897,000 for the quarter ended June 30, 2016, compared with $313,000 of net charge-offs for the same quarter one year ago. For the nine months ended June 30, 2016, net recoveries totaled $7,488,000 versus net recoveries of $3,652,000 for the nine months ended June 30, 2015. Non-performing assets amounted to $79,031,000, or 0.53% of total assets, at June 30, 2016, as compared to $128,577,000, or 0.88% of total assets, at September 30, 2015. Non-accrual loans decreased from $67,810,000 at September 30, 2015, to $47,349,000 at June 30, 2016, a 30.2% decrease.
Unfunded commitments tend to vary depending on our loan mix and the proportion share of commercial loans. The reserve for unfunded commitments was $3,235,000 as of June 30, 2016, which is an increase from $3,085,000 at September 30, 2015. Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $114,251,000, or 1.08% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio. See Note E for further discussion and analysis of the allowance for loan losses as of and for the period ended June 30, 2016.

Other Income: The quarter ended June 30, 2016 results include total other income of $10,486,000 compared to $11,811,000 for the same quarter one year ago. The decrease is primarily because the quarter ended June 30, 2015 included a $9,639,000 gain on sales of investment securities and a $7,941,000 expense related to prepayment of a Federal Home Loan Bank advance while the current quarter had no such amounts. For the nine months ended June 30, 2016, total other income was $31,850,000 as compared to $28,031,000 for the nine months ended June 30, 2015. The increase for the nine months ended was primarily due to the nine months ended June 30, 2015 including a prepayment charge of $10,554,000 on early repayment of certain FHLB advances, a $2,000,000 FDIC indemnification asset write-down related to the commercial loans acquired from Horizon Bank in 2010 and a $9,639,000 gain on sales of investment securities. The nine months ended June 30, 2016 didn't include any such amounts. Deposit fee income was $5,297,000 for the three months ended June 30, 2016 compared to $5,156,000 for the three months ended June 30, 2015.

Other Expense: The quarter ended June 30, 2016 results include total other expense of $56,305,000 compared to $56,719,000 for the same quarter one year ago, a 0.7% increase. The decrease is primarily due to lower compensation and benefits expense as well as product delivery costs, which were mostly offset by higher information technology costs related to the Company's new systems implemented in November 2015. Information technology expense increased to $7,669,000 for the quarter ended June 30, 2016 compared to $3,783,000 for the same quarter a year ago. Management believes that the new technology and systems better position the Company to support future growth and expansion. Compensation and benefits expense decreased to $27,333,000 for

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

the quarter ended June 30, 2016 compared to $29,824,000 for the same quarter a year ago. The number of staff, including part-time employees on a full-time equivalent basis, was 1,817 and 1,839 at June 30, 2016 and 2015, respectively. Total other expense for the quarters ended June 30, 2016 and 2015 equaled 1.52% and 1.57%, respectively, of average assets.

For the nine months ended June 30, 2016, total other expense was $180,040,000 as compared to $167,642,000 for the nine months ended June 30, 2015. The increase year over year for the nine months ended was driven primarily by a $12,137,000 increase in information technology expenses which related mostly to the Company's conversion of its core system that occurred in November 2015. Additionally, the nine months ended June 30, 2015 benefited from an adjustment of $1,900,000 to FDIC insurance premiums.

Gain (Loss) on Real Estate Owned: Gains recognized on real estate owned was a net gain of $5,087,000 for the three months ended June 30, 2016, compared to $3,188,000 for the same period one year ago. For the nine months ended June 30, 2016, gains on real estate owned was $10,401,000 as compared to $4,976,000 for the nine months ended June 30, 2015.

Income Tax Expense: Income tax expense increased to $22,154,000 for the quarter ended June 30, 2016, as compared to $21,727,000 for the same period one year ago. The effective tax rate for three months ended June 30, 2016 was 34.00% while for the period ended June 30, 2015 it was 35.75%. The Company expects the lower effective tax rate to continue going forward due to the effects of the addition of bank owned life insurance and increased investment in low income housing tax credit partnerships as well as tax free loans.

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

Item 4.        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART II – Other Information
Item 1. Legal Proceedings
From time to time the Company and its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company’s consolidated financial statements.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2016 to April 30, 2016	209,409	$21.94	209,409	1,929,297
May 1, 2016 to May 31, 2016	286,400	23.93	286,400	1,642,897
Jun 1, 2016 to June 30, 2016	601,588	23.53	601,588	1,041,309
Total	1,097,397	$23.33	1,097,397	1,041,309
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

Item 3.        Defaults Upon Senior Securities
Not applicable

Item 4.        Mine Safety Disclosures
Not applicable

Item 5.        Other Information
Not applicable

Item 6.        Exhibits

(a)	Exhibits

	3.1	Restated Articles of Incorporation of the Company, incorporated by reference from the Registrant's Form 10-Q filed on May 3, 2016

	3.2	Amended and Restated Bylaws of the Company, incorporated by reference from the Registrant’s Form 8-K filed on January 22, 2016

	31.1	Section 302 Certification by the Chief Executive Officer

	31.2	Section 302 Certification by the Chief Financial Officer

	32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer

	101	Financial Statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 28, 2016	/S/ ROY M. WHITEHEAD
ROY M. WHITEHEAD Chairman, President and Chief Executive Officer

July 28, 2016	/S/ VINCENT L. BEATTY
VINCENT L. BEATTY Senior Vice President and Chief Financial Officer

July 28, 2016	/S/ CORY D. STEWART
CORY D. STEWART Senior Vice President and Principal Accounting Officer