Form 10-Q
period 2016-12-31
WASHINGTON FEDERAL INC
filed 2017-01-27
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	January 25, 2017
Common stock, $1.00 par value	89,307,133

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	December 31, 2016	September 30, 2016
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$398,838	$450,368
Available-for-sale securities, at fair value	1,441,935	1,922,894
Held-to-maturity securities, at amortized cost	1,752,010	1,417,599
Loans receivable, net of allowance for loan losses of $118,456 and $113,494	10,136,311	9,910,920
Interest receivable	38,118	37,669
Premises and equipment, net	275,749	281,951
Real estate owned	22,637	29,027
FHLB and FRB stock	117,190	117,205
Bank owned life insurance	209,280	208,123
Intangible assets, including goodwill of $291,503	296,468	296,989
Federal and state income tax assets, net	—	16,047
Other assets	185,118	199,271
	$14,873,654	$14,888,063
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$6,194,337	$6,005,592
Time deposit accounts	4,453,238	4,595,260
	10,647,575	10,600,852
FHLB advances	2,080,000	2,080,000
Advance payments by borrowers for taxes and insurance	23,596	42,898
Accrued expenses and other liabilities	122,882	188,582
	12,874,053	12,912,332
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 134,657,007 and 134,307,818 shares issued; 89,272,268 and 89,680,847 shares outstanding	134,657	134,308
Paid-in capital	1,655,146	1,648,388
Accumulated other comprehensive (loss) income, net of taxes	(2,832)	(11,156)
Treasury stock, at cost; 45,384,739 and 44,626,971 shares	(760,071)	(739,686)
Retained earnings	972,701	943,877
	1,999,601	1,975,731
	$14,873,654	$14,888,063

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2016	2015
	(In thousands, except share data)
INTEREST INCOME
Loans receivable	$114,835	$112,863
Mortgage-backed securities	12,789	16,987
Investment securities and cash equivalents	5,140	5,274
	132,764	135,124
INTEREST EXPENSE
Customer accounts	13,017	12,717
FHLB advances	16,595	15,538
	29,612	28,255
Net interest income	103,152	106,869
Provision (release) for loan losses	—	—
Net interest income after provision (release) for loan losses	103,152	106,869

OTHER INCOME
Gain on sale of investment securities	968	—
Loan fee income	1,334	1,517
Deposit fee income	5,185	5,917
Other income	4,409	3,201
	11,896	10,635

OTHER EXPENSE
Compensation and benefits	26,994	29,699
Occupancy	8,450	8,592
FDIC insurance premiums	2,839	2,589
Product delivery	3,361	5,523
Information technology	6,451	8,710
Other expense	6,246	9,396
	54,341	64,509
Gain on real estate owned, net	398	1,420
Income before income taxes	61,105	54,415
Income tax expense	19,859	19,317
NET INCOME	$41,246	$35,098

PER SHARE DATA
Basic earnings per share	$0.46	$0.38
Diluted earnings per share	0.46	0.38
Dividends paid on common stock per share	0.14	0.13
Basic weighted average number of shares outstanding	89,310,958	92,986,358
Diluted weighted average number of shares outstanding	89,731,024	93,577,837

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2016	2015
	(In thousands)
Net income	$41,246	$35,098

Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sale investment securities	(17,079)	(10,360)
Reclassification adjustment of net gain (loss) from sale
of available-for-sale securities included in net income	968	—
Related tax benefit (expense)	5,921	3,807
	(10,190)	(6,553)

Net unrealized gain (loss) on long-term borrowing hedge	29,271	2,795
Related tax benefit (expense)	(10,757)	(1,027)
	18,514	1,768

Other comprehensive income (loss) net of tax	8,324	(4,785)
Comprehensive income	$49,570	$30,313

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2016	$134,308	$1,648,388	$943,877	$(11,156)	$(739,686)	$1,975,731
Net income			41,246			41,246
Other comprehensive income (loss)				8,324		8,324
Dividends on common stock			(12,422)			(12,422)
Proceeds from exercise of common stock options	190	4,172				4,362
Restricted stock expense	109	2,636				2,745
Exercise of stock warrants	50	(50)				—
Treasury stock acquired					(20,385)	(20,385)
Balance at December 31, 2016	$134,657	$1,655,146	$972,701	$(2,832)	$(760,071)	$1,999,601

(in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2015	$133,696	$1,643,712	$829,754	$353	$(651,836)	$1,955,679
Net income			35,098			35,098
Other comprehensive income (loss)				(4,785)		(4,785)
Dividends on common stock			(12,036)			(12,036)
Compensation expense related to common stock options		300				300
Proceeds from exercise of common stock options	227	4,815				5,042
Restricted stock expense	178	702				880
Treasury stock acquired					(9,938)	(9,938)
Balance at December 31, 2015	$134,101	$1,649,529	$852,816	$(4,432)	$(661,774)	$1,970,240

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,246	$35,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	12,087	2,054
Cash received from (paid to) FDIC under loss share	—	1,975
Stock based compensation	2,745	1,180
Loss (gain) on sale of investment securities	(968)	—
Decrease (increase) in accrued interest receivable	(449)	2,170
Decrease (increase) in federal and state income tax receivable	16,047	16,577
Decrease (increase) in cash surrender value of bank owned life insurance	(1,739)	(785)
Gain on settlement of bank owned life insurance	(649)	—
Net realized (gain) loss on sales of premises, equipment, and real estate owned	657	(2,310)
Decrease (increase) in other assets	14,153	(3,754)
Increase (decrease) in accrued expenses and other liabilities	(41,265)	15,870
Net cash provided by (used in) operating activities	41,865	68,075
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(227,028)	(179,768)
Loans purchased	—	(51,646)
FHLB & FRB stock purchased	(9)	(6,809)
FHLB & FRB stock redemption	24	2,901
Available-for-sale securities purchased	—	(50,741)
Principal payments and maturities of available-for-sale securities	112,469	114,764
Proceeds on available-for-sale securities sold	350,890	—
Held-to-maturity securities purchased	(415,729)	—
Principal payments and maturities of held-to-maturity securities	78,778	43,569
Proceeds from sales of real estate owned	6,457	26,664
Proceeds from settlement of bank owned life insurance	1,231	—
Purchase of bank owned life insurance	—	—
Decrease (increase) in intangible assets	—	—
Proceeds from sales of premises and equipment	1,722	—
Premises and equipment purchased and REO improvements	(1,252)	(17,183)
Net cash provided by (used in) investing activities	(92,447)	(118,249)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	46,799	19,492
Proceeds from borrowings	—	204,000
Repayments of borrowings	—	(106,000)
Proceeds from exercise of common stock options	4,362	5,042
Dividends paid on common stock	(12,422)	(12,036)
Treasury stock purchased	(20,385)	(9,938)
Increase (decrease) in advance payments by borrowers for taxes and insurance	(19,302)	(28,476)
Net cash provided by (used in) financing activities	(948)	72,084
Increase (decrease) in cash and cash equivalents	(51,530)	21,910
Cash and cash equivalents at beginning of period	450,368	284,049
Cash and cash equivalents at end of period	$398,838	$305,959
(CONTINUED)

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2016	2015
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$1,589	$5,308
Non-cash financing activities
Stock issued upon exercise of warrants	1,523	—
Cash paid during the period for
Interest	28,737	29,195
Income taxes	—	8

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A – Summary of Significant Accounting Policies
Nature of Operations - Washington Federal, Inc. is a Washington corporation headquartered in Seattle, Washington. The Company is a bank holding company that conducts its operations through a federally-insured national bank subsidiary. The Bank is principally engaged in the business of holding deposits from the general public and investing these funds, together with borrowings and other funds, in one-to-four family residential mortgage and construction loans, home equity loans, lines of credit, commercial and industrial loans, multi-family and other forms of real estate loans. As used throughout this document, the terms "Washington Federal" or the "Company" refer to Washington Federal, Inc. and its consolidated subsidiaries and the term "Bank" refers to the operating subsidiary Washington Federal, National Association.
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
The information included in this Form 10-Q should be read in conjunction with the financial statements and related notes in the Company's 2016 Annual Report on Form 10-K (“2016 Annual Financial Statements”). Interim results are not necessarily indicative of results for a full year.
Summary of Significant Accounting Policies - The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its 2016 Annual Financial Statements. There have not been any material changes in our significant accounting policies compared to those contained in our 2016 Annual Financial Statements for the year ended September 30, 2016.
Off-Balance-Sheet Credit Exposures – The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $1,448,878,000 and $1,278,829,000 at December 31, 2016 and September 30, 2016, respectively. The Company estimates losses on off-balance-sheet credit exposures by allocating a loss percentage derived from historical loss factors for each asset class.

NOTE B – New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU address eight specific cash flow issues with the objective of reducing diversity in practice. The specific issues identified include: debt prepayments or extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This ASU is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period; however, early adoption is permitted. The Company is currently evaluating the guidance to determine its adoption method and does not expect this guidance to have a material impact on its consolidated financial statements.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation- Improvements to Employee Share-Based Payment Accounting, which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the guidance, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period; however, early adoption is permitted. The Company elected to early adopt the guidance in the quarter ended December 31, 2016 and determined the provisions of the ASU did not have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. The amendments require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The guidance also simplifies the accounting for sale and leaseback transactions. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the provisions of this ASU to determine the impact the new standard will have on the Company's consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which will require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition, an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in ASU 2015-16 are effective for years beginning after December 15, 2015. Early adoption is permitted for reporting periods for which financial statements have not been issued. The Company adopted the guidance in the

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

quarter ended December 31, 2016 and determined the provisions of the ASU did not have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in Cloud Computing Arrangement. The ASU was issued to clarify a customer's accounting for fees paid in a cloud computing arrangement. The amendments provide guidance to customers in determining whether a cloud computing arrangement includes a software license that should be accounted for as internal-use software. If the arrangement does not contain a software license, it would be accounted for as a service contract. The guidance in this ASU is effective for interim and annual periods beginning after December 15, 2015 and can be adopted either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company adopted the guidance in the quarter ended December 31, 2016 and determined the provisions of the ASU did not have a material impact on the Company's consolidated financial statements.

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

NOTE C – Dividends and Share Repurchases

On November 18, 2016, the Company paid a dividend on common stock of $0.14 per share. This dividend was the 135th consecutive quarterly cash dividend paid on common stock. Dividends per share were $0.14 and $0.13 for the quarters ended December 31, 2016 and 2015, respectively. On January 18, 2017, the Company declared a regular dividend on common stock of $0.15 per share, which represented its 136th consecutive quarterly cash dividend, as well as a special cash dividend on common stock of $0.25 per share. These dividends will be paid on February 10, 2017 to common shareholders of record on February 1, 2017.

For the three months ended December 31, 2016, the Company repurchased 757,768 shares at an average price of $26.90. Additionally, 49,989 shares of common stock were issued during the three months ended December 31, 2016 to investors that exercised warrants previously issued as part of the 2008 Troubled Asset Relief Program ("TARP"). As of December 31, 2016, 689,498 such warrants remain outstanding. Net of warrant repurchase and exercise activity, there are 4,231,553 remaining shares authorized to be repurchased under the current Board approved share repurchase program.

NOTE D – Loans Receivable

The following table is a summary of loans receivable.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2016		September 30, 2016
	(In thousands)		(In thousands)
Gross loans by category
Single-family residential	$5,624,263	49.6%	$5,658,830	51.7%
Construction	1,265,747	11.2	1,110,411	10.1
Construction - custom	494,447	4.4	473,069	4.3
Land - acquisition & development	119,085	1.1	118,497	1.1
Land - consumer lot loans	101,104	0.9	104,567	1.0
Multi-family	1,217,594	10.7	1,124,290	10.3
Commercial real estate	1,207,573	10.7	1,093,639	10.0
Commercial & industrial	1,025,821	9.1	978,589	8.9
HELOC	148,452	1.3	149,716	1.4
Consumer	124,547	1.1	139,000	1.3
Total gross loans	11,328,633	100.0%	10,950,608	100.0%
Less:
Allowance for loan losses	118,456		113,494
Loans in process	1,027,168		879,484
Net deferred fees, costs and discounts	46,698		46,710
Total loan contra accounts	1,192,322		1,039,688
Net loans	$10,136,311		$9,910,920

The following table sets forth information regarding non-accrual loans.

	December 31, 2016		September 30, 2016
	(In thousands)
Non-accrual loans:
Single-family residential	$38,568	63.5%	$33,148	78.2%
Construction	—	—	—	—
Construction - custom	—	—	—	—
Land - acquisition & development	603	1.0	58	0.1
Land - consumer lot loans	969	1.6	510	1.2
Multi-family	1,160	1.9	776	1.8
Commercial real estate	9,660	15.9	7,100	16.7
Commercial & industrial	9,230	15.2	583	1.4
HELOC	480	0.8	239	0.6
Consumer	45	0.1	—	—
Total non-accrual loans	$60,715	100%	$42,414	100%

The Company recognized interest income on non-accrual loans of approximately $753,000 in the three months ended December 31, 2016. Had these loans performed according to their original contract terms, the Company would have recognized interest income of approximately $547,000 for the three months ended December 31, 2016. Interest income actually recognized during the three months ended December 31, 2016 is higher because of loans that were brought current or paid off.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For acquired loans included in the non-accrual loan table above, interest income is still recognized on such loans through accretion of the difference between the carrying amount of the loans and the expected cash flows.
The following tables provide details regarding delinquent loans.

December 31, 2016	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total
	(In thousands)
Single-family residential	$5,623,668	$5,563,465	$16,670	$6,808	$36,725	$60,203	1.07%
Construction	513,046	512,705	341	—	—	341	0.07
Construction - custom	236,668	236,511	49	108	—	157	0.07
Land - acquisition & development	103,148	101,886	728	—	534	1,262	1.22
Land - consumer lot loans	101,045	99,969	235	43	798	1,076	1.06
Multi-family	1,217,594	1,215,726	853	616	399	1,868	0.15
Commercial real estate	1,175,475	1,167,710	1,771	267	5,727	7,765	0.66
Commercial & industrial	1,057,826	1,056,718	858	250	—	1,108	0.10
HELOC	148,448	147,074	893	—	481	1,374	0.93
Consumer	124,547	123,484	662	231	170	1,063	0.85
Total Loans	$10,301,465	$10,225,248	$23,060	$8,323	$44,834	$76,217	0.74%
Delinquency %		99.26%	0.22%	0.08%	0.44%	0.74%

September 30, 2016	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total
	(In thousands)
Single-family residential	$5,658,122	$5,601,457	$20,916	$5,271	$30,478	$56,665	1.00%
Construction	498,450	498,450	—	—	—	—	—
Construction - custom	229,957	229,419	538	—	—	538	0.23
Land - acquisition & development	94,928	94,928	—	—	—	—	—
Land - consumer lot loans	104,534	102,472	816	687	559	2,062	1.97
Multi-family	1,124,290	1,122,307	1,190	399	394	1,983	0.18
Commercial real estate	1,093,549	1,088,680	69	325	4,475	4,869	0.45
Commercial & industrial	978,582	978,540	—	42	—	42	—
HELOC	149,713	148,513	763	164	273	1,200	0.80
Consumer	138,999	138,078	715	126	80	921	0.66
Total Loans	$10,071,124	$10,002,844	$25,007	$7,014	$36,259	$68,280	0.68%
Delinquency %		99.32%	0.25%	0.07%	0.36%	0.68%

The percentage of total delinquent loans increased from 0.68% as of September 30, 2016 to 0.74% as of December 31, 2016 and there are no loans greater than 90 days delinquent and still accruing interest as of either date.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information related to loans that were restructured in a troubled debt restructuring ("TDR") during the periods presented:

	Three Months Ended December 31,
	2016			2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-family residential	12	$2,134	$2,134	3	$729	$729
Land - consumer lot loans	1	204	204	—	—	—
Commercial real estate	—	—	—	5	965	965
HELOC	1	228	228	—	—	—
	14	$2,566	$2,566	8	$1,694	$1,694

The following tables provide information on payment defaults occurring during the periods presented where the loan had been modified in a TDR within 12 months of the payment default.

	Three Months Ended December 31,
	2016		2015
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
TDRs That Subsequently Defaulted:
Single-family residential	6	$1,993	5	$668
Land - consumer lot loans	—	—	1	148
Commercial real estate	2	267	—	—
	8	$2,260	6	$816

Most loans restructured in TDRs are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. As of December 31, 2016, 94.2% of the Company's $249,950,000 in TDRs were classified as performing. Each request for modification is individually evaluated for merit and likelihood of success. The concession granted in a loan modification is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty four months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of December 31, 2016, single-family residential loans comprised 87.2% of TDRs.

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

The following table shows the changes in accretable yield for acquired impaired loans (including covered loans).

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended December 31, 2016				Twelve Months Ended September 30, 2016
	Acquired Impaired		Acquired Non-impaired		Acquired Impaired		Acquired Non-impaired
	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans
	(In thousands)				(In thousands)
Beginning balance	$58,842	$91,761	$4,222	$131,132	$72,705	$111,300	$7,204	$187,080
Additions	—	—	—	—	—	—	—	—
Net reclassification from non-accretable	—	—	—	—	4,867	—	—	—
Accretion	(3,233)	3,233	(198)	198	(18,730)	18,730	(2,982)	2,982
Transfers to REO	—	—	—	—	—	(175)	—	—
Payments received, net	—	(16,852)	—	5,211	—	(38,094)	—	(58,930)
Ending Balance	$55,609	$78,142	$4,024	$136,541	$58,842	$91,761	$4,222	$131,132

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

The remaining outstanding balance of covered loans was $26,691,000 at December 31, 2016 compared to $28,974,000 as of September 30, 2016. The FDIC loss share coverage for single family residential loans related to the Horizon Bank and Home Valley Bank acquisitions will continue for another four years.

The following table shows activity for the FDIC indemnification asset:

	Three Months Ended December 31, 2016	Twelve Months Ended September 30, 2016
	(In thousands)
Balance at beginning of period	$12,769	$16,275
Payments made (received)	242	(1,730)
Amortization	(387)	(2,012)
Accretion	50	236
Balance at end of period	$12,674	$12,769

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans
The following tables summarize the activity in the allowance for loan losses.

Three Months Ended December 31, 2016	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$37,796	$(115)	$151	$374	$38,206
Construction	19,838	—	—	2,096	21,934
Construction - custom	1,080	—	—	30	1,110
Land - acquisition & development	6,023	(20)	4,018	(3,356)	6,665
Land - consumer lot loans	2,535	(17)	70	(87)	2,501
Multi-family	6,925	—	—	704	7,629
Commercial real estate	8,588	(11)	356	1,235	10,168
Commercial & industrial	28,008	(58)	725	(939)	27,736
HELOC	813	(37)	1	55	832
Consumer	1,888	(146)	379	(446)	1,675
	$113,494	$(404)	$5,700	$(334)	$118,456

Three Months Ended December 31, 2015	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$47,347	$(1,139)	$2,466	$(918)	$47,756
Construction	6,680	—	155	179	7,014
Construction - custom	990	(60)	—	132	1,062
Land - acquisition & development	5,781	—	35	962	6,778
Land - consumer lot loans	2,946	(408)	—	463	3,001
Multi-family	5,304	—	—	(257)	5,047
Commercial real estate	8,960	(23)	123	1,284	10,344
Commercial & industrial	24,980	(248)	1	(637)	24,096
HELOC	902	(1)	21	(102)	820
Consumer	2,939	(242)	392	(1,106)	1,983
	$106,829	$(2,121)	$3,193	$—	$107,901

The Company recorded no provision for loan losses during the three months ended December 31, 2016 or December 31, 2015. Reserving for new loan originations as the loan portfolio grows has been largely offset by recoveries of previously charged-off loans. Recoveries, net of charge-offs, totaled $5,296,000 for the three months ended December 31, 2016, compared with $1,072,000 of net recoveries for the same quarter one year ago.
Non-performing assets were $83,352,000, or 0.56%, of total assets at December 31, 2016, compared to $71,441,000, or 0.48%, of total assets at September 30, 2016. Non-accrual loans were $60,715,000 at December 31, 2016, compared to $42,414,000 at September 30, 2016. Delinquencies, as a percent of total loans, were 0.74% at December 31, 2016, compared to 0.68% at September 30, 2016.

The reserve for unfunded commitments was $4,900,000 as of December 31, 2016, which is an increase from $3,235,000 at September 30, 2016.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $123,356,000, or 1.09% of gross loans, is sufficient to absorb estimated inherent losses.
The following tables show loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves.

December 31, 2016	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans (1)	Ratio	Allowance Allocation	Recorded Investment of Loans (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$38,092	$5,585,461	0.7%	$114	$30,165	0.4%
Construction	21,934	513,046	4.3	—	—	—
Construction - custom	1,110	236,668	0.5	—	—	—
Land - acquisition & development	6,621	101,598	6.5	44	886	5.0
Land - consumer lot loans	2,501	90,947	2.7	—	1,384	—
Multi-family	7,617	1,215,870	0.6	12	1,496	0.8
Commercial real estate	9,971	1,144,389	0.9	197	15,473	1.3
Commercial & industrial	27,736	1,021,372	2.7	—	1,517	—
HELOC	832	138,094	0.6	—	805	—
Consumer	1,675	124,255	1.3	—	—	—
	$118,089	$10,171,700	1.2%	$367	$51,726	0.7%

(1)	Excludes acquired impaired loans and covered loans.

September 30, 2016	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans (1)	Ratio	Allowance Allocation	Recorded Investment of Loans (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$37,536	$5,585,912	0.7%	$260	$19,629	1.3%
Construction	19,838	498,450	4.0	—	—	—
Construction - custom	1,080	229,298	0.5	—	330	—
Land - acquisition & development	6,022	90,850	6.6	2	850	0.2
Land - consumer lot loans	2,535	92,828	2.7	—	558	—
Multi-family	6,911	1,091,974	0.6	13	1,505	0.9
Commercial real estate	8,497	957,380	0.9	91	11,157	0.8
Commercial & industrial	28,008	966,930	2.9	—	—	—
HELOC	813	133,203	0.6	—	239	—
Consumer	1,888	137,315	1.4	—	3	—
	$113,128	$9,784,140	1.2%	$366	$34,271	1.1%
(1) Excludes acquired impaired loans and covered loans.
As of December 31, 2016, $118,089,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $367,000 was specific reserves on loans deemed to be individually impaired. As of September 30, 2016, $113,128,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $366,000 was specific reserves on loans deemed to be individually impaired.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on loans based on risk rating categories as defined above.

December 31, 2016	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands)
Loan type
Single-family residential	$5,568,663	$—	$55,600	$—	$—	$5,624,263
Construction	1,256,396	5,876	3,475	—	—	1,265,747
Construction - custom	494,447	—	—	—	—	494,447
Land - acquisition & development	113,569	—	5,516	—	—	119,085
Land - consumer lot loans	99,703	—	1,401	—	—	101,104
Multi-family	1,211,055	3,658	2,881	—	—	1,217,594
Commercial real estate	1,163,517	6,660	37,396	—	—	1,207,573
Commercial & industrial	969,186	10,813	45,822	—	—	1,025,821
HELOC	147,495	—	957	—	—	148,452
Consumer	124,499	—	48	—	—	124,547
Total gross loans	$11,148,530	$27,007	$153,096	$—	$—	$11,328,633

Total grade as a % of total gross loans	98.4%	0.2%	1.4%	—%	—%

September 30, 2016	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands)
Loan type
Single-family residential	$5,607,521	$—	$51,309	$—	$—	$5,658,830
Construction	1,098,549	8,595	3,267	—	—	1,110,411
Construction - custom	473,069	—	—	—	—	473,069
Land - acquisition & development	111,225	—	7,272	—	—	118,497
Land - consumer lot loans	103,528	—	1,039	—	—	104,567
Multi-family	1,117,437	3,237	3,616	—	—	1,124,290
Commercial real estate	1,033,880	13,446	46,313	—	—	1,093,639
Commercial & industrial	930,776	7,207	40,606	—	—	978,589
HELOC	149,195	—	521	—	—	149,716
Consumer	138,917	—	83	—	—	139,000
Total gross loans	$10,764,097	$32,485	$154,026	$—	$—	$10,950,608

Total grade as a % of total gross loans	98.3%	0.3%	1.4%	—%	—%

The balance of loans internally graded as 'substandard' above includes $27,835,000 as of December 31, 2016 and $35,910,000 as of September 30, 2016 of acquired loans and covered loans.

The following tables provide information on loans (excluding acquired and covered loans) based on borrower payment activity.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 2016	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,549,864	99.3%	$38,568	0.7%
Construction	1,265,747	100.0	—	—
Construction - custom	494,447	100.0	—	—
Land - acquisition & development	116,567	99.5	603	0.5
Land - consumer lot loans	97,556	99.0	969	1.0
Multi-family	1,211,411	99.9	1,160	0.1
Commercial real estate	1,079,298	99.1	9,660	0.9
Commercial & industrial	971,931	99.1	9,230	0.9
HELOC	135,306	99.6	480	0.4
Consumer	123,140	100.0	45	—
	$11,045,267	99.5%	$60,715	0.5%

September 30, 2016	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,587,919	99.4%	$33,148	0.6%
Construction	1,110,411	100.0	—	—
Construction - custom	473,069	100.0	—	—
Land - acquisition & development	116,097	99.9	58	0.1
Land - consumer lot loans	101,343	99.5	510	0.5
Multi-family	1,118,025	99.9	776	0.1
Commercial real estate	949,064	99.3	7,100	0.7
Commercial & industrial	946,065	99.9	583	0.1
HELOC	134,546	99.8	239	0.2
Consumer	137,450	100.0	—	—
	$10,673,989	99.6%	$42,414	0.4%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on impaired loan balances and the related allowances by loan types.

December 31, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
Impaired loans with no related allowance recorded:
Single-family residential	$15,488	$17,258	$—		$11,050
Land - acquisition & development	165	8,396	—		152
Land - consumer lot loans	713	765	—		525
Multi-family	1,160	5,096	—		968
Commercial real estate	11,407	19,829	—		11,180
Commercial & industrial	9,680	15,065	—		5,355
HELOC	767	1,028	—		471
Consumer	44	592	—		51
	39,424	68,029	—		29,752
Impaired loans with an allowance recorded:
Single-family residential	212,046	216,469	4,502		210,497
Land - acquisition & development	851	1,791	2		851
Land - consumer lot loans	9,056	10,114	41		9,002
Multi-family	1,496	1,496	12		1,501
Commercial real estate	18,246	21,497	197		17,751
Commercial & industrial	1,356	2,414	—		678
HELOC	1,200	1,218	—		1,088
Consumer	77	271	—		78
	244,328	255,270	4,754	(1)	241,446
Total impaired loans:
Single-family residential	227,534	233,727	4,502		221,547
Land - acquisition & development	1,016	10,187	2		1,003
Land - consumer lot loans	9,769	10,879	41		9,527
Multi-family	2,656	6,592	12		2,469
Commercial real estate	29,653	41,326	197		28,931
Commercial & industrial	11,036	17,479	—		6,033
HELOC	1,967	2,246	—		1,559
Consumer	121	863	—		129
	$283,752	$323,299	$4,754	(1)	$271,198

(1)	Includes $367,000 of specific reserves and $4,387,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
Impaired loans with no related allowance recorded:
Single-family residential	$9,627	$11,366	$—		$6,511
Land - acquisition & development	138	9,001	—		614
Land - consumer lot loans	499	609	—		317
Multi-family	394	3,972	—		638
Commercial real estate	11,741	21,301	—		6,260
Commercial & industrial	1,030	3,082	—		863
HELOC	209	315	—		165
Consumer	74	550	—		111
	23,712	50,196	—		15,479
Impaired loans with an allowance recorded:
Single-family residential	228,186	232,595	3,809		216,632
Land - acquisition & development	1,154	2,094	1		1,766
Land - consumer lot loans	9,630	10,678	1		9,548
Multi-family	1,505	1,505	13		1,522
Commercial real estate	19,434	22,848	91		19,311
HELOC	1,506	1,521	—		1,413
Consumer	116	306	—		100
	261,531	271,547	3,915	(1)	250,292
Total impaired loans:
Single-family residential	237,813	243,961	3,809		223,143
Land - acquisition & development	1,292	11,095	1		2,380
Land - consumer lot loans	10,129	11,287	1		9,865
Multi-family	1,899	5,477	13		2,160
Commercial real estate	31,175	44,149	91		25,571
Commercial & industrial	1,030	3,082	—		863
HELOC	1,715	1,836	—		1,578
Consumer	190	856	—		211
	$285,243	$321,743	$3,915	(1)	$265,771

(1)	Includes $366,000 of specific reserves and $3,549,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F – Fair Value Measurements
ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis.

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
Equity securities	$522	$—	$—	$522
U.S. government and agency securities	—	247,268	—	247,268
Municipal bonds	—	26,459	—	26,459
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	208,025	—	208,025
Mortgage-backed securities
Agency pass-through certificates	—	906,847	—	906,847
Commercial MBS	—	52,814	—	52,814
Total available-for-sale securities	522	1,441,413	—	1,441,935
Interest rate contracts	—	2,560	—	2,560
Total financial assets	$522	$1,443,973	$—	$1,444,495

Financial Liabilities
Interest rate contracts	$—	$2,560	$—	$2,560
Commercial loan hedges	—	49	—	49
Long term borrowing hedges	—	2,076	—	2,076
Total financial liabilities	$—	$4,685	$—	$4,685
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the three months ended December 31, 2016.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
Equity securities	$101,824	$—	$—	$101,824
U.S. government and agency securities	—	259,351	—	259,351
Municipal bonds	—	27,670	—	27,670
Obligations of foreign governments	—	—	—	—
Corporate debt securities	—	461,138	—	461,138
Mortgage-backed securities
Agency pass-through certificates	—	993,041	—	993,041
Commercial MBS	—	79,870	—	79,870
Total available-for-sale securities	101,824	1,821,070	—	1,922,894
Interest rate contracts	—	20,895	—	20,895
Total financial assets	$101,824	$1,841,965	$—	$1,943,789

Financial Liabilities
Interest rate contracts	$—	$20,895	$—	$20,895
Commercial loan hedges	—	3,312	—	3,312
Long term borrowing hedges	—	31,347	—	31,347
Total financial liabilities	$—	$55,554	$—	$55,554
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the fiscal year ended September 30, 2016.

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

When management determines that the fair value of the collateral or the real estate owned requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the impaired loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2016 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at December 31, 2016 and December 31, 2015, and the total gains (losses) resulting from those fair value adjustments for the three months ended December 31, 2016 and December 31, 2015. The estimated fair value measurements are shown gross of estimated selling costs.

	December 31, 2016				Three Months Ended December 31, 2016
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$—	$—	$3,353	$3,353	$(422)
Real estate owned (2)	—	—	2,299	2,299	(241)
Balance at end of period	$—	$—	$5,652	$5,652	$(663)

(1)	The gains (losses) represent remeasurements of collateral-dependent loans.

(2)	The gains (losses) represent aggregate writedowns and charge-offs on REO.

	December 31, 2015				Three Months Ended December 31, 2015
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$—	$—	$8,524	$8,524	$(1,681)
Real estate owned (2)	—	—	7,145	7,145	(1,755)
Balance at end of period	$—	$—	$15,669	$15,669	$(3,436)

(1)	The gains (losses) represent remeasurements of collateral-dependent loans.

(2)	The gains (losses) represent aggregate writedowns and charge-offs on REO.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Fair Values of Financial Instruments
ASC 825 requires disclosure of fair value information about financial instruments, whether or not recognized on the statement of financial condition, for which it is practicable to estimate those values. Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value estimates presented do not reflect the underlying fair value of the Company. Although management is not aware of any factors that would materially affect the estimated fair value amounts presented below, such amounts have not been comprehensively revalued for purposes of these financial statements since the dates shown, and therefore, estimates of fair value subsequent to those dates may differ significantly from the amounts presented below.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		December 31, 2016		September 30, 2016
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$398,838	$398,838	$450,368	$450,368
Available-for-sale securities
Equity securities	1	522	522	101,824	101,824
U.S. government and agency securities	2	247,268	247,268	259,351	259,351
Municipal bonds	2	26,459	26,459	27,670	27,670
Corporate debt securities	2	208,025	208,025	461,138	461,138
Mortgage-backed securities
Agency pass-through certificates	2	906,847	906,847	993,041	993,041
Commercial MBS	2	52,814	52,814	79,870	79,870
Total available-for-sale securities		1,441,935	1,441,935	1,922,894	1,922,894
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	1,752,010	1,723,092	1,417,599	1,441,556
Total held-to-maturity securities		1,752,010	1,723,092	1,417,599	1,441,556

Loans receivable	3	10,136,311	10,424,590	9,910,920	10,414,794
FDIC indemnification asset	3	12,674	12,174	12,769	12,095
FHLB and FRB stock	2	117,190	117,190	117,205	117,205
Other assets - interest rate contracts	2	2,560	2,560	20,895	20,895

Financial liabilities
Customer accounts	2	10,647,575	10,066,485	10,600,852	10,184,321
FHLB advances	2	2,080,000	2,140,150	2,080,000	2,184,671
Other liabilities - interest rate contracts	2	2,560	2,560	20,895	20,895
Other liabilities - commercial loan hedges	2	49	49	3,312	3,312
Other liabilities - long term borrowing hedges	2	2,076	2,076	31,347	31,347
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
The following tables provide a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities.

	December 31, 2016
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$23,102	$428	$(27)	$23,503	3.55%
1 to 5 years	35,788	354	(1,151)	34,991	2.15
5 to 10 years	42,301	—	(955)	41,346	1.75
Over 10 years	149,673	—	(2,245)	147,428	1.44
Equity securities due
Within 1 year	—	—	—	—	—
1 to 5 years	500	22	—	522	1.80
Corporate debt securities due
Within 1 year	28,094	52	—	28,146	1.84
1 to 5 years	63,516	951	(50)	64,417	2.57
5 to 10 years	69,957	—	(3,361)	66,596	2.06
Over 10 years	50,000	—	(1,134)	48,866	3.00
Municipal bonds due
1 to 5 years	2,322	—	(8)	2,314	1.23
5 to 10 years	1,343	—	(18)	1,325	2.05
Over 10 years	20,358	2,462	—	22,820	6.45
Mortgage-backed securities
Agency pass-through certificates	904,287	7,546	(4,986)	906,847	2.65
Commercial MBS	53,097	—	(283)	52,814	1.95
	1,444,338	11,815	(14,218)	1,441,935	2.49
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,752,010	3,859	(32,777)	1,723,092	3.18
	$3,196,348	$15,674	$(46,995)	$3,165,027	2.84%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2016
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$21,284	$—	$(59)	$21,225	0.81%
1 to 5 years	12,477	1,027	(11)	13,493	7.94
5 to 10 years	48,134	—	(1,589)	46,545	1.14
Over 10 years	182,051	27	(3,990)	178,088	1.33
Equity Securities
Within 1 year	—	—	—	—	—
1 to 5 years	100,422	1,402	—	101,824	1.90
Corporate bonds due
Within 1 year	278,094	325	(53)	278,366	1.33
1 to 5 years	63,481	928	(113)	64,296	2.47
5 to 10 years	69,955	—	(2,417)	67,538	1.96
Over 10 years	50,000	938	—	50,938	3.00
Municipal bonds due
1 to 5 years	2,315	2	—	2,317	1.23
5 to 10 years	1,335	38	—	1,373	2.05
Over 10 years	20,363	3,617	—	23,980	6.45
Mortgage-backed securities
Agency pass-through certificates	978,955	17,118	(3,032)	993,041	2.58
Commercial MBS	80,318	—	(448)	79,870	1.91
	1,909,184	25,422	(11,712)	1,922,894	2.22
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,417,599	24,171	(214)	1,441,556	3.18
	$3,326,783	$49,593	$(11,926)	$3,364,450	2.62%

For available-for-sale investment securities, there were sales totaling $350,890,000 during the three months ended December 31, 2016 and no sales during the three months ended December 31, 2015. There were no purchases of available-for-sale investment securities during the three months ended December 31, 2016 and purchases of $50,741,000 during the three months ended December 31, 2015. For held-to-maturity investment securities, there were purchases totaling $415,729,000 during the three months ended December 31, 2016 and no purchases during the three months ended December 31, 2015. There were no sales of held-to-maturity investment securities during either period. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.
The following tables show the unrealized gross losses and fair value of securities as of December 31, 2016 and September 30, 2016, by length of time that individual securities in each category have been in a continuous loss position. The decline in fair value is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other than temporarily impaired.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 2016	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate debt securities	$(1,134)	$48,866	$(3,411)	$76,546	$(4,545)	$125,412
Municipal bonds due	(26)	3,639	—	—	(26)	3,639
U.S. government and agency securities	(743)	24,470	(3,634)	212,717	(4,377)	237,187
Agency pass-through certificates	(34,536)	1,761,731	(3,511)	431,533	(38,047)	2,193,264
	$(36,439)	$1,838,706	$(10,556)	$720,796	$(46,995)	$2,559,502

September 30, 2016	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate debt securities	$—	$—	$(2,582)	$100,467	$(2,582)	$100,467
U.S. government and agency securities	(11)	3,167	(5,638)	220,613	(5,649)	223,780
Agency pass-through certificates	(1,278)	301,030	(2,417)	232,407	(3,695)	533,437
	$(1,289)	$304,197	$(10,637)	$553,487	$(11,926)	$857,684

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The Bank periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Bank retains a variable rate loan. Under these agreements, the Bank enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Bank enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The Bank had $878,860,000 and $840,935,000 notional in interest rate swaps to hedge this exposure as of December 31, 2016 and September 30, 2016, respectively. The interest rate swaps are derivatives under FASB ASC 815, Derivatives and Hedging, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the three months ended December 31, 2016 and 2015 as the changes in value for the asset and liability side of the swaps offset each other.

The Bank has also entered into interest rate swaps to convert certain existing and future short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of rising interest rates, specifically LIBOR rates, which are a benchmark for the short term borrowings. The hedging program qualifies as a cash flow hedge under ASC 815, which provides for offsetting of the recognition of gains and losses of the interest rate swaps and the hedged items. The hedged item is the LIBOR portion of the series of existing or future short-term fixed rate borrowings over the term of the interest rate swap. The change in the fair value of the interest rate swaps is recorded in other comprehensive income. The Bank had $700,000,000 and $700,000,000 notional in interest rate swaps to hedge existing and anticipated future borrowings as of December 31, 2016 and September 30, 2016, respectively. The unrealized loss, gross of the related tax benefit, on these interest rate swaps as of December 31, 2016 was $2,076,000 and $31,347,000 as of September 30, 2016.

The Bank has also entered into an interest rate swap to hedge the interest rate risk of an individual fixed rate commercial loan and this relationship qualifies as a fair value hedge under ASC 815, which provides for offsetting of the recognition of gains and losses of the interest rate swap and the hedged item. The Bank hedges this loan using an interest rate swap with a notional amount of $52,936,000 and $54,155,000 as of December 31, 2016 and September 30, 2016, respectively.

The following table presents the fair value and balance sheet classification of derivatives at December 31, 2016 and September 30, 2016:

	Asset Derivatives				Liability Derivatives
	December 31, 2016		September 30, 2016		December 31, 2016		September 30, 2016
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
	(In thousands)
Interest rate contracts	Other assets	$2,560	Other assets	$20,895	Other liabilities	$2,560	Other liabilities	$20,895
Commercial loan hedge	Other assets	—	Other assets	—	Other liabilities	49	Other liabilities	3,312
Long term borrowing hedge	Other assets	—	Other assets	—	Other liabilities	2,076	Other liabilities	31,347
		$2,560		$20,895		$4,685		$55,554

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
GENERAL & BUSINESS DESCRIPTION
Washington Federal Inc. (“Company” or “Washington Federal”) is a bank holding company headquartered in Seattle, Washington that conducts its operations through Washington Federal, National Association (“Bank”), a federally chartered national bank subsidiary. Washington Federal and its subsidiaries are engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate.
The Company's fiscal year end is September 30th. All references to 2016 represent balances as of September 30, 2016 or activity for the fiscal year then ended.

INTEREST RATE RISK
Based on Management's assessment of the current interest rate environment, the Bank has taken steps to reduce its interest rate risk profile compared to its historical norms, including growing shorter-term loans and transaction deposit accounts, as well as extending the maturity on borrowings. The mix of transaction and savings accounts is 58% of total deposits as of December 31, 2016 while the composition of the investment securities portfolio is 31% variable and 69% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $1,752,010,000 of fixed rate mortgage-backed securities that it has designated as held-to-maturity and are carried at amortized cost. As of December 31, 2016, the net unrealized loss on these securities was $28,918,000. The Company has $1,441,935,000 of available-for-sale securities that are carried at fair value. As of December 31, 2016, the net unrealized loss on these securities was $2,403,000. The Bank has executed interest rate swaps to hedge interest rates on existing and future borrowings. The unrealized loss on these interest rate swaps as of December 31, 2016 was $2,076,000. All of the above are pre-tax net unrealized gains or losses.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would increase by 1.7% in the next year. This compares to an estimated increase of 3.2% as of the September 30, 2016 analysis. It is noted that a flattening yield curve would likely result in a decrease in net interest income. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long term rates over two years would result in a net interest income increase of 0.9% in the first year and decrease of 0.6% in the second year assuming a constant balance sheet and no management intervention.

NPV Sensitivity. The NPV is an estimate of the market value of shareholders' equity. It is derived by calculating the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates provides a longer term view of interest rate risk as it incorporates all future expected cash flows. As of December 31, 2016, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $624,683,000 or 24.7% and the NPV to total assets ratio to decline to 13.9% from a base of 17.0%. As of September 30, 2016, the NPV in the event of a 200 basis point increase in rates was estimated to decline by $479,090,000 or 18.6% and the NPV to total assets ratio to decline to 14.8% from a base of 16.9%. The increased NPV sensitivity and higher base NPV ratio is due primarily to higher interest rates and lower prices as of December 31, 2016.

Repricing Gap Analysis. At December 31, 2016, the Company had approximately $2,280,253,000 more in liabilities subject to maturity or repricing in the next year than assets, which resulted in a one-year repricing gap of (15.3)% of total assets. This was an increase from the (10.1)% gap as of September 30, 2016. A negative repricing gap implies that funding costs will change more rapidly than interest income on earning assets with movements in interest rates. A negative repricing gap typically results in lower margins when interest rates rise and higher margins when interest rates decline. This interest rate gap analysis provides management with a high-level indication of interest rate risk, but it is considered less reliable than more detailed modeling.
Interest Rate Spread. The interest rate spread is measured as the difference between the rate on total loans and investments and the rate on costing liabilities at the end of each period. The interest rate spread increased to 2.73% at December 31, 2016 from 2.65% at September 30, 2016. The spread increase of 8 basis points is primarily due to the rise in the Fed funds rate, which resulted in an increased rate being earned on cash. As of December 31, 2016, the weighted average rate on earning assets increased by 7 basis points to 3.65% compared to September 30, 2016, while the weighted average cost of funds decreased by 1 basis point to 0.92%. The interest rate spread increased to 2.73% at December 31, 2016 from 2.72% at December 31, 2015.
Net Interest Margin. The net interest margin is measured using the interest income and expense over the average assets and liabilities for the period. The net interest margin decreased to 3.02% for the quarter ended December 31, 2016 from 3.18% for the quarter ended December 31, 2015. The yield on earning assets decreased 14 basis points to 3.85% and the cost of interest bearing liabilities increased 3 basis points to 0.93%. The lower yield on earning assets is the result of the low interest rate environment that has led to new originations having lower yields than loans that repaid. The increase in interest costs was due to changes in the mix of customer deposits and FHLB advances.
The following table sets forth the information explaining the changes in the net interest margin for the periods indicated compared to the same periods one year ago.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended December 31, 2016			Three Months Ended December 31, 2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)			(In thousands)
Assets
Loans receivable	$10,013,798	$114,835	4.55%	$9,258,041	$112,864	4.84%
Mortgaged-backed securities	2,537,585	12,789	2.00	2,880,242	16,986	2.34
Cash & Investments	1,010,299	4,246	1.67	1,198,471	4,258	1.41
FHLB & FRB stock	117,210	894	3.03	107,793	1,016	3.74

Total interest-earning assets	13,678,892	132,764	3.85%	13,444,547	135,124	3.99%
Other assets	1,197,304			1,109,202
Total assets	$14,876,196			$14,553,749

Liabilities and Equity
Customer accounts	$10,610,314	$13,017	0.49%	$10,619,654	$12,718	0.48%
FHLB advances	2,080,000	16,595	3.17	1,844,772	15,537	3.34

Total interest-bearing liabilities	12,690,314	29,612	0.93%	12,464,426	28,255	0.90%
Other liabilities	201,233			124,370
Total liabilities	12,891,547			12,588,796
Stockholder's equity	1,984,649			1,964,953

Total liabilities and equity	$14,876,196			$14,553,749

Net interest income		$103,152			$106,869

Net interest margin			3.02%			3.18%
As of December 31, 2016, total assets had decreased by $14,409,000 to $14,873,654,000 from $14,888,063,000 at September 30, 2016. During the three months ended December 31, 2016, cash and cash equivalents decreased by $51,530,000, loans receivable increased $225,391,000 and investment securities declined by $146,548,000.
Cash and cash equivalents of $398,838,000 and stockholders’ equity of $1,999,601,000 as of December 31, 2016 provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES
The principal sources of funds for the Company's activities are loan repayments (including prepayments), net deposit inflows, repayments and sales of investments and borrowings and retained earnings, if applicable. The Company's principal sources of revenue are interest on loans and interest and dividends on investments.
The Bank has a credit line with the Federal Home Loan Bank of Des Moines ("FHLB") equal to 48.7% of total assets, providing a substantial source of additional liquidity if needed.
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
The Company's cash and cash equivalents total $398,838,000 at December 31, 2016, a decrease from $450,368,000 at September 30, 2016. These amounts include the Bank's operating cash.
The Company’s net worth at December 31, 2016 was $1,999,601,000, or 13.44% of total assets. This was a increase of $23,870,000 from September 30, 2016 when net worth was $1,975,731,000, or 13.27% of total assets. The Company’s net worth was impacted in the three months ended December 31, 2016 by net income of $41,246,000, the payment of $12,422,000 in cash dividends, treasury stock purchases of $20,385,000, as well as an other comprehensive income of $8,324,000. The ratio of tangible capital to tangible assets at December 31, 2016 was 11.68%. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
	Capital	Ratio	Ratio	Ratio
	(In thousands)
December 31, 2016
Common Equity Tier I risk-based capital ratio:
The Company	$1,706,176	17.94%	4.50%	NA
The Bank	1,666,240	17.50%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,706,176	17.94%	6.00%	NA
The Bank	1,666,240	17.50%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,825,126	19.19%	8.00%	NA
The Bank	1,785,335	18.75%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,706,176	11.71%	4.00%	NA
The Bank	1,666,240	11.43%	4.00%	5.00%

September 30, 2016
Common Equity Tier 1 risk-based capital ratio:
The Company	1,690,380	17.54%	4.50%	NA
The Bank	1,668,828	17.32%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,690,380	17.54%	6.00%	NA
The Bank	1,668,828	17.32%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,807,740	18.76%	8.00%	NA
The Bank	1,786,188	18.54%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,690,380	11.60%	4.00%	NA
The Bank	1,668,828	11.45%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents: Cash and cash equivalents are $398,838,000 at December 31, 2016, a decrease of $51,530,000, or 11.44%, since September 30, 2016.

Available-for-sale and held-to-maturity securities: Available-for-sale securities decreased $480,959,000, or 25.0%, during the three months ended ended December 31, 2016, due to sales of $350,890,000 as well as repayments, calls and maturities. During the same period, the balance of held-to-maturity securities increased by $334,411,000 due to purchases of $415,729,000 partially offset by paydowns and maturities. As of December 31, 2016, the Company had an unrealized loss on available-for-sale securities of $2,403,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

Loans receivable: Loans receivable, net of related contra accounts, increased to $10,136,311,000 at December 31, 2016 compared to $9,910,920,000 at September 30, 2016. This increase resulted primarily from originations of $1,241,046,000, partially offset by loan repayments of $896,109,000 and a $147,684,000 increase in loans in process. Commercial loan originations accounted for 70% of total originations and consumer loan originations were 30% during the period. The increase in the loan portfolio is

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

consistent with management's strategy during low rate environments to produce more multifamily, commercial real estate, and commercial and industrial loans which generally have adjustable interest rates or a shorter duration.
The following table shows the loan portfolio by category and the change.

	December 31, 2016		September 30, 2016		Change
	(In thousands)		(In thousands)		$	%
Gross loans by category
Single-family residential	$5,624,263	49.6%	$5,658,830	51.7%	$(34,567)	(0.6)%
Construction	1,265,747	11.2	1,110,411	10.1	155,336	14.0
Construction - custom	494,447	4.4	473,069	4.3	21,378	4.5
Land - acquisition & development	119,085	1.1	118,497	1.1	588	0.5
Land - consumer lot loans	101,104	0.9	104,567	1.0	(3,463)	(3.3)
Multi-family	1,217,594	10.7	1,124,290	10.3	93,304	8.3
Commercial real estate	1,207,573	10.7	1,093,639	10.0	113,934	10.4
Commercial & industrial	1,025,821	9.1	978,589	8.9	47,232	4.8
HELOC	148,452	1.3	149,716	1.4	(1,264)	(0.8)
Consumer	124,547	1.1	139,000	1.3	(14,453)	(10.4)
Total gross loans	11,328,633	100.0%	10,950,608	100.0%	378,025	3.5%
Less:
Allowance for probable losses	118,456		113,494		4,962	4.4%
Loans in process	1,027,168		879,484		147,684	16.8
Net deferred fees, costs and discounts	46,698		46,710		(12)	—
Total loan contra accounts	1,192,322		1,039,688		152,634	14.7
Net Loans	$10,136,311		$9,910,920		$225,391	2.3%

Non-performing assets: Non-performing assets increased $11,911,000 during the three months ended December 31, 2016 to $83,352,000 from $71,441,000 at September 30, 2016. The increase is primarily due to the $18,301,000 rise in non-accrual loans partially offset by the $6,390,000 decline in REO. Non-performing assets as a percentage of total assets increased to 0.56% at December 31, 2016 compared to 0.48% at September 30, 2016.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth information regarding restructured loans and non-performing assets.

	December 31, 2016		September 30, 2016
	(In thousands)
Restructured loans:
Single-family residential	$217,943	87.2%	$228,185	87.3%
Construction	—	—	—	—
Land - acquisition & development	1,139	0.5	1,154	0.4
Land - consumer lot loans	9,619	3.8	9,631	3.7
Multi - family	1,496	0.6	1,505	0.6
Commercial real estate	18,179	7.3	19,434	7.4
HELOC	1,461	0.6	1,506	0.6
Consumer	113	—	116	—
Total restructured loans (1)	$249,950	100%	$261,531	100%

Non-accrual loans:
Single-family residential	$38,568	63.5%	$33,148	78.2%
Construction	—	—	—	—
Construction - custom	—	—	—	—
Land - acquisition & development	603	1.0	58	0.1
Land - consumer lot loans	969	1.6	510	1.2
Multi-family	1,160	1.9	776	1.8
Commercial real estate	9,660	15.9	7,100	16.7
Commercial & industrial	9,230	15.2	583	1.4
HELOC	480	0.8	239	0.6
Consumer	45	0.1	—	—
Total non-accrual loans (2)	60,715	100%	42,414	100%
Real estate owned	22,637		29,027
Total non-performing assets	$83,352		$71,441
Total non-performing assets and performing restructured loans as a percentage of total assets	2.14%		2.17%

(1) Restructured loans were as follows:
Performing	$235,503	94.2%	$251,583	96.2%
Non-performing (included in non-accrual loans above)	14,447	5.8	9,948	3.8
	$249,950	100%	$261,531	100%

(2)
For the three months ended December 31, 2016, the Company recognized $753,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $547,000 for the same period had these loans performed according to their original contract terms. The recognized interest income may include more than three months of interest for some of the loans that were brought current. In addition to the non-accrual loans reflected in the above table, the Company had $107,639,000 of loans that were less than 90 days delinquent at December 31, 2016 but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 2.87% at December 31, 2016.

Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 87.2% of restructured loans as of December 31, 2016. The concession for these loans is typically a payment reduction through a rate reduction of 100 to 200 bps for a specific term, usually six to twenty four months. Interest-only payments may also be approved during the modification period.
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
Allowance for loan losses: The following table shows the Company’s allowance for loan losses by loan category.

December 31, 2016	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans (1)	Ratio	Allowance Allocation	Recorded Investment of Loans (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$38,092	$5,585,461	0.7%	$114	$30,165	0.4%
Construction	21,934	513,046	4.3	—	—	—
Construction - custom	1,110	236,668	0.5	—	—	—
Land - acquisition & development	6,621	101,598	6.5	44	886	5.0
Land - consumer lot loans	2,501	90,947	2.7	—	1,384	—
Multi-family	7,617	1,215,870	0.6	12	1,496	0.8
Commercial real estate	9,971	1,144,389	0.9	197	15,473	1.3
Commercial & industrial	27,736	1,021,372	2.7	—	1,517	—
HELOC	832	138,094	0.6	—	805	—
Consumer	1,675	124,255	1.3	—	—	—
	$118,089	$10,171,700	1.2%	$367	$51,726	0.7%

(1)	Excludes acquired impaired loans and covered loans.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2016	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans (1)	Ratio	Allowance Allocation	Recorded Investment of Loans (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$37,536	$5,585,912	0.7%	$260	$19,629	1.3%
Construction	19,838	498,450	4.0	—	—	—
Construction - custom	1,080	229,298	0.5	—	330	—
Land - acquisition & development	6,022	90,850	6.6	2	850	0.2
Land - consumer lot loans	2,535	92,828	2.7	—	558	—
Multi-family	6,911	1,091,974	0.6	13	1,505	0.9
Commercial real estate	8,497	957,380	0.9	91	11,157	0.8
Commercial & industrial	28,008	966,930	2.9	—	—	—
HELOC	813	133,203	0.6	—	239	—
Consumer	1,888	137,315	1.4	—	3	—
	$113,128	$9,784,140	1.2%	$366	$34,271	1.1%

(1)	Excludes acquired impaired loans and covered loans.

Reserve for losses on unfunded commitments: Unfunded commitments tend to vary depending on our loan mix and the proportion share of commercial loans. The reserve for unfunded commitments was $4,900,000 as of December 31, 2016, which is an increase from $3,235,000 at September 30, 2016. Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $123,356,000, or 1.09% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio. See Note E for further discussion and analysis of the allowance for loan losses as of and for the period ended December 31, 2016.

Real estate owned: Real estate owned decreased during the three months ended December 31, 2016 by $6,390,000 to $22,637,000. The decrease is primarily due to sales of REO properties during the period.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Customer accounts: Customer accounts increased $46,723,000, or 0.4%, to $10,647,575,000 at December 31, 2016 compared with $10,600,852,000 at September 30, 2016.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	December 31, 2016			September 30, 2016
	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate
	(In thousands)			(In thousands)
Non-interest checking	$1,124,169	10.6%	—%	$1,091,738	10.3%	—%
Interest checking	1,732,836	16.3	0.15	1,629,983	15.4	0.10
Savings (passbook/statement)	844,849	7.9	0.10	820,980	7.7	0.10
Money market	2,492,483	23.4	0.15	2,462,891	23.2	0.15
Time deposits	4,453,238	41.8	0.99	4,595,260	43.3	1.02
Total	$10,647,575	100%	0.48%	$10,600,852	100%	0.50%

FHLB advances and other borrowings: Total borrowings remained unchanged at $2,080,000,000 as of December 31, 2016 and September 30, 2016.

RESULTS OF OPERATIONS
Net Income: The Company recorded net income of $41,246,000 for the three months ended December 31, 2016 compared to $35,098,000 for the same quarter one year ago.
Net Interest Income: For the quarter ended December 31, 2016, net interest income was $103,152,000 which is $3,717,000 lower than the same quarter of the prior year. Net interest margin was 3.02% for the quarter ended December 31, 2016 compared to 3.18% for the quarter ended December 31, 2015. The decrease in net interest income and margin was primarily due to the lower yield on earning assets, which declined from 3.99% to 3.85%. The decrease in average yield on interest earning assets was primarily a result of the low interest rate environment that led to new loan originations having lower yields than loans that repaid. Additionally, interest income on mortgage-backed securities declined by $4,198,000 due to lower yields and lower average balance.
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
Rate / Volume Analysis:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Comparison of Three Months Ended 12/31/16 and 12/31/15
	Volume	Rate	Total
	(In thousands)
Interest income:
Loans receivable	$8,847	$(6,875)	$1,972
Mortgaged-backed securities	(1,890)	(2,308)	(4,198)
Investments (1)	(769)	635	(134)
All interest-earning assets	6,188	(8,548)	(2,360)
Interest expense:
Customer accounts	(9)	309	300
FHLB advances and other borrowings	1,877	(820)	1,057
All interest-bearing liabilities	1,868	(511)	1,357
Change in net interest income	$4,320	$(8,037)	$(3,717)
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB & FRB stock
Provision (Release) for Loan Losses: The Company recorded no provision for loan losses during the three months ended December 31, 2016 or December 31, 2015. Reserving for new loan originations as the loan portfolio grows has been largely offset by recoveries of previously charged-off loans. Recoveries, net of charge-offs, totaled $5,296,000 for the three months ended December 31, 2016, compared with $1,072,000 of net recoveries for the same quarter one year ago.

Other Income: The three months ended December 31, 2016 results include total other income of $11,896,000 compared to $10,635,000 for the same quarter one year ago. The increase is primarily due to the $968,000 gain on sale of investment securities recognized during the quarter ended December 31, 2016. Deposit fee income was $5,185,000 for the three months ended December 31, 2016 compared to $5,917,000 for the three months ended December 31, 2015.

Other Expense: The three months ended December 31, 2016 results include total other expense of $54,341,000 compared to $64,509,000 for the same quarter one year ago, a $10,168,000 or 15.8% decrease. The decrease is primarily due to approximately $6,600,000 of expenses during the quarter ended December 31, 2015 that related to the Company's November 2015 conversion of its core systems. Additionally, product delivery costs declined by $2,162,000 from the prior year and this was mostly attributable to benefits from the new system and related processes. The number of staff, including part-time employees on a full-time equivalent basis, was 1,813 and 1,825 at December 31, 2016 and 2015, respectively. Total other expense for the quarters ended December 31, 2016 and 2015 equaled 1.46% and 1.77%, respectively, of average assets.

Gain (Loss) on Real Estate Owned: Gains recognized on real estate owned was a net gain of $398,000 for the three months ended December 31, 2016, compared to $1,420,000 for the same period one year ago.

Income Tax Expense: Income tax expense totaled $19,859,000 for the quarter ended December 31, 2016, as compared to $19,317,000 for the same period one year ago. The effective tax rate for the three months ended December 31, 2016 was 32.50% while for the period ended December 31, 2015 it was 35.50%. The decline in the effective tax rate from the prior period is primarily due to increased investments in bank owned life insurance, low income housing tax credit partnerships and tax exempt loans.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2016. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2016 Form 10-K.

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

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the 2016 Form 10-K for the year ended September 30, 2016. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (2)
October 1, 2016 to October 31, 2016	609,727	$26.86	609,727	4,429,583
November 1, 2016 to November 30, 2016	148,041	27.08	148,041	4,281,542
December 1, 2016 to December 31, 2016	—	—	—	4,281,542
Total	757,768	$26.90	757,768	4,281,542
 ___________________

(1)
The Company's stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 51,956,264 shares have been authorized for repurchase. This includes the authorization of an additional 5,000,000 shares that may be repurchased under Washington Federal's share repurchase program that was approved in September 2016.

(2)
Does not reflect TARP warrants that were repurchased during the three months ended December 31, 2016 that Management also counts against the maximum number of shares that may be repurchased under the Plan. Net of such repurchased warrants, there are 4,231,553 shares remaining under the Plan for repurchase.

Item 3.        Defaults Upon Senior Securities
Not applicable

Item 4.        Mine Safety Disclosures
Not applicable

Item 5.        Other Information
Not applicable

Item 6.        Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer
	31.2	Section 302 Certification by the Chief Financial Officer
	32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer
	101	Financial Statements from the Company’s Form 10-Q for the three months ended December 31, 2016 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 27, 2017	/S/ ROY M. WHITEHEAD
ROY M. WHITEHEAD Chairman of the Board and Chief Executive Officer

January 27, 2017	/S/ VINCENT L. BEATTY
VINCENT L. BEATTY Senior Vice President and Chief Financial Officer

January 27, 2017	/S/ CORY D. STEWART
CORY D. STEWART Senior Vice President and Principal Accounting Officer