Form 10-Q
period 2017-03-31
WASHINGTON FEDERAL INC
filed 2017-05-03
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	May 2, 2017
Common stock, $1.00 par value	89,449,655

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	March 31, 2017	September 30, 2016
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$266,397	$450,368
Available-for-sale securities, at fair value	1,388,782	1,922,894
Held-to-maturity securities, at amortized cost	1,697,650	1,417,599
Loans receivable, net of allowance for loan losses of $121,922 and $113,494	10,463,022	9,910,920
Interest receivable	40,573	37,669
Premises and equipment, net	271,727	281,951
Real estate owned	22,543	29,027
FHLB and FRB stock	119,990	117,205
Bank owned life insurance	210,873	208,123
Intangible assets, including goodwill of $291,503	296,070	296,989
Federal and state income tax assets, net	—	16,047
Other assets	183,049	199,271
	$14,960,676	$14,888,063
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$6,212,699	$6,005,592
Time deposit accounts	4,418,108	4,595,260
	10,630,807	10,600,852
FHLB advances	2,150,000	2,080,000
Advance payments by borrowers for taxes and insurance	42,226	42,898
Accrued expenses and other liabilities	122,881	188,582
	12,945,914	12,912,332
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 134,823,779 and 134,307,818 shares issued; 89,438,563 and 89,680,847 shares outstanding	134,824	134,308
Paid-in capital	1,658,548	1,648,388
Accumulated other comprehensive income (loss), net of taxes	2,279	(11,156)
Treasury stock, at cost; 45,385,216 and 44,626,971 shares	(760,087)	(739,686)
Retained earnings	979,198	943,877
	2,014,762	1,975,731
	$14,960,676	$14,888,063

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In thousands, except share data)		(In thousands, except share data)
INTEREST INCOME
Loans receivable	$116,034	$113,211	$230,869	$226,074
Mortgage-backed securities	16,226	16,846	29,015	33,833
Investment securities and cash equivalents	3,938	5,006	9,078	10,280
	136,198	135,063	268,962	270,187
INTEREST EXPENSE
Customer accounts	12,392	13,071	25,409	25,788
FHLB advances	16,079	15,667	32,674	31,205
	28,471	28,738	58,083	56,993
Net interest income	107,727	106,325	210,879	213,194
Provision (release) for loan losses	(1,600)	(1,500)	(1,600)	(1,500)
Net interest income after provision (release) for loan losses	109,327	107,825	212,479	214,694

OTHER INCOME
Gain on sale of investment securities	—	—	968	—
Loan fee income	1,087	1,166	2,421	2,683
Deposit fee income	4,904	5,350	10,089	11,267
Other income	4,145	4,213	8,554	7,414
	10,136	10,729	22,032	21,364

OTHER EXPENSE
Compensation and benefits	28,833	29,184	55,827	58,883
Occupancy	9,091	8,969	17,541	17,561
FDIC insurance premiums	2,910	2,785	5,749	5,374
Product delivery	3,489	4,294	6,850	9,817
Information technology	6,686	7,453	13,137	16,163
Other expense	6,458	6,541	12,704	15,937
	57,467	59,226	111,808	123,735
Gain on real estate owned, net	795	3,894	1,193	5,314
Income before income taxes	62,791	63,222	123,896	117,637
Income tax expense	20,721	21,499	40,580	40,816
NET INCOME	$42,070	$41,723	$83,316	$76,821

PER SHARE DATA
Basic earnings per share	$0.47	$0.45	$0.93	$0.83
Diluted earnings per share	0.47	0.45	0.93	0.83
Dividends paid on common stock per share	0.40	0.14	0.54	0.27
Basic weighted average number of shares outstanding	89,382,416	91,777,771	89,346,294	92,385,367
Diluted weighted average number of shares outstanding	89,736,320	92,147,998	89,732,042	92,860,052

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Net income	$42,070	$41,723	$83,316	$76,821

Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sale investment securities	5,685	6,916	(11,394)	(3,445)
Reclassification adjustment of net gain (loss) from sale
of available-for-sale securities included in net income	—	—	968	—
Related tax benefit (expense)	(2,089)	(2,542)	3,832	1,266
	3,596	4,374	(6,594)	(2,179)

Net unrealized gain (loss) on long-term borrowing hedge	2,395	(13,483)	31,666	(10,688)
Related tax benefit (expense)	(880)	4,955	(11,637)	3,928
	1,515	(8,528)	20,029	(6,760)

Other comprehensive income (loss) net of tax	5,111	(4,154)	13,435	(8,939)
Comprehensive income	$47,181	$37,569	$96,751	$67,882

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2016	$134,308	$1,648,388	$943,877	$(11,156)	$(739,686)	$1,975,731
Net income			83,316			83,316
Other comprehensive income (loss)				13,435		13,435
Dividends on common stock			(47,995)			(47,995)
Proceeds from exercise of common stock options	282	6,223				6,505
Restricted stock expense	110	4,061				4,171
Exercise of stock warrants	124	(124)				—
Treasury stock acquired					(20,401)	(20,401)
Balance at March 31, 2017	$134,824	$1,658,548	$979,198	$2,279	$(760,087)	$2,014,762

(in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2015	$133,696	$1,643,712	$829,754	$353	$(651,836)	$1,955,679
Net income			76,821			76,821
Other comprehensive income (loss)				(8,939)		(8,939)
Dividends on common stock			(24,735)			(24,735)
Compensation expense related to common stock options		600				600
Proceeds from exercise of common stock options	250	5,149				5,399
Restricted stock expense	146	1,936				2,082
Treasury stock acquired					(44,447)	(44,447)
Balance at March 31, 2016	$134,092	$1,651,397	$881,840	$(8,586)	$(696,283)	$1,962,460

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$83,316	$76,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	18,770	11,082
Cash received from (paid to) FDIC under loss share	264	2,153
Stock based compensation	4,171	600
Provision (release) for loan losses	(1,600)	(1,500)
Loss (gain) on sale of investment securities	(968)	—
Decrease (increase) in accrued interest receivable	(2,904)	2,858
Decrease (increase) in federal and state income tax receivable	16,047	8,163
Decrease (increase) in cash surrender value of bank owned life insurance	(3,332)	(2,159)
Gain on settlement of bank owned life insurance	(649)	—
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(2,587)	(6,629)
Decrease (increase) in other assets	15,275	(5,551)
Increase (decrease) in accrued expenses and other liabilities	(41,839)	49,710
Net cash provided by (used in) operating activities	83,964	135,548
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(477,029)	(321,573)
Loans purchased	(72,856)	(51,646)
FHLB & FRB stock purchased	(17,209)	(32,329)
FHLB & FRB stock redemption	14,424	26,340
Available-for-sale securities purchased	—	(50,741)
Principal payments and maturities of available-for-sale securities	169,937	328,188
Proceeds on available-for-sale securities sold	350,890	—
Held-to-maturity securities purchased	(415,729)	—
Principal payments and maturities of held-to-maturity securities	131,556	82,536
Proceeds from sales of real estate owned	10,222	38,347
Proceeds from settlement of bank owned life insurance	1,231	—
Purchase of bank owned life insurance	—	(100,000)
Proceeds from sales of premises and equipment	3,956	40
Premises and equipment purchased and REO improvements	(4,872)	(34,288)
Net cash provided by (used in) investing activities	(305,479)	(115,126)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	30,107	(88,243)
Proceeds from borrowings	430,000	818,000
Repayments of borrowings	(360,000)	(668,000)
Proceeds from exercise of common stock options	6,505	5,399
Dividends paid on common stock	(47,995)	(24,735)
Treasury stock purchased	(20,401)	(44,447)
Increase (decrease) in advance payments by borrowers for taxes and insurance	(672)	(26,361)
Net cash provided by (used in) financing activities	37,544	(28,387)
Increase (decrease) in cash and cash equivalents	(183,971)	(7,965)
Cash and cash equivalents at beginning of period	450,368	284,049
Cash and cash equivalents at end of period	$266,397	$276,084
(CONTINUED)

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2017	2016
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$2,134	$10,535
Non-cash financing activities
Stock issued upon exercise of warrants	4,036	—
Cash paid during the period for
Interest	55,599	57,325
Income taxes	16,903	27,245

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
Off-Balance-Sheet Credit Exposures – The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $1,669,658,000 and $1,278,829,000 at March 31, 2017 and September 30, 2016, respectively. The Company estimates losses on off-balance-sheet credit exposures by allocating a loss percentage derived from historical loss factors for each asset class.

NOTE B – New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The ASU clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The ASU is effective for public business entities for annual periods beginning after December 15, 2017 and

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

interim periods therein. Entities may use either a full or modified approach to adopt the ASU. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption being permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations Clarifying the Definition of a Business (Topic 805), for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The ASU must be applied prospectively and upon adoption the standard will impact how we assess acquisitions (or disposals) of assets or businesses. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash: a Consensus of the FASB Emerging Issues Task Force. This ASU requires a company’s cash flow statement to explain the changes during a reporting period of the totals for cash, cash equivalents, restricted cash, and restricted cash equivalents. Additionally, amounts for restricted cash and restricted cash equivalents are to be included with cash and cash equivalents if the cash flow statement includes a reconciliation of the total cash balances for a reporting period. This ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU address eight specific cash flow issues with the objective of reducing diversity in practice. The specific issues identified include: debt prepayments or extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This ASU is effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period; however, early adoption is permitted. The Company is currently evaluating the guidance to determine its adoption method and does not expect this guidance to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases. The amendments require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The guidance also simplifies the accounting for sale and leaseback transactions. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently evaluating the provisions of this ASU to determine the impact this guidance will have on the Company's consolidated financial statements.

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

NOTE C – Dividends and Share Repurchases

On February 10, 2017, the Company paid a regular dividend on common stock of $0.15 per share, which represented the 136th consecutive quarterly cash dividend, as well as a special cash dividend on common stock of $0.25 per share. Dividends per share were $0.40 and $0.14 for the quarters ended March 31, 2017 and 2016, respectively. On April 24, 2017, the Company declared a regular dividend on common stock of $0.15 per share, which represents its 137th consecutive quarterly cash dividend. This dividend will be paid on May 19, 2017 to common shareholders of record on May 5, 2017.

For the three months ended March 31, 2017, the Company repurchased 477 shares at an average price of $33.55. Additionally, 73,995 shares of common stock were issued during the three months ended March 31, 2017 to investors that exercised warrants previously issued as part of the 2008 Troubled Asset Relief Program ("TARP"). As of March 31, 2017, 536,152 such warrants remain outstanding. Net of warrant repurchase and exercise activity, there are 4,157,081 remaining shares authorized to be repurchased under the current Board approved share repurchase program.

NOTE D – Loans Receivable

The following table is a summary of loans receivable.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2017		September 30, 2016
	(In thousands)		(In thousands)
Gross loans by category
Single-family residential	$5,693,072	48.9%	$5,658,830	51.7%
Construction	1,311,635	11.3	1,110,411	10.1
Construction - custom	527,319	4.5	473,069	4.3
Land - acquisition & development	118,726	1.0	118,497	1.1
Land - consumer lot loans	101,227	0.9	104,567	1.0
Multi-family	1,266,911	10.9	1,124,290	10.3
Commercial real estate	1,296,039	11.1	1,093,639	10.0
Commercial & industrial	1,071,629	9.2	978,589	8.9
HELOC	146,172	1.3	149,716	1.4
Consumer	107,759	0.9	139,000	1.3
Total gross loans	11,640,489	100.0%	10,950,608	100.0%
Less:
Allowance for loan losses	121,922		113,494
Loans in process	1,009,937		879,484
Net deferred fees, costs and discounts	45,608		46,710
Total loan contra accounts	1,177,467		1,039,688
Net loans	$10,463,022		$9,910,920

The following table sets forth information regarding non-accrual loans.

	March 31, 2017		September 30, 2016
	(In thousands)
Non-accrual loans:
Single-family residential	$34,373	60.1%	$33,148	78.2%
Construction - custom	240	0.4	—	—
Land - acquisition & development	80	0.1	58	0.1
Land - consumer lot loans	1,129	2.0	510	1.2
Multi-family	1,364	2.4	776	1.8
Commercial real estate	10,507	18.4	7,100	16.7
Commercial & industrial	8,864	15.5	583	1.4
HELOC	583	1.0	239	0.6
Consumer	55	0.1	—	—
Total non-accrual loans	$57,195	100%	$42,414	100%

The Company recognized interest income on non-accrual loans of approximately $1,094,000 in the six months ended March 31, 2017. Had these loans been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $1,134,000 for the six months ended March 31, 2017. Interest cash flows collected on non-accrual loans varies from period to period as those loans are brought current or get paid off.

For acquired loans included in the non-accrual loan table above, interest income is still recognized on such loans through accretion of the difference between the carrying amount of the loans and the expected cash flows.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide details regarding delinquent loans.

March 31, 2017	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total
	(In thousands)
Single-family residential	$5,692,305	$5,639,158	$13,644	$7,660	$31,843	$53,147	0.93%
Construction	593,479	592,877	601	—	—	601	0.10
Construction - custom	251,906	251,666	—	—	240	240	0.10
Land - acquisition & development	103,280	103,018	262	—	—	262	0.25
Land - consumer lot loans	101,168	99,907	360	333	568	1,261	1.25
Multi-family	1,266,845	1,265,622	—	—	1,224	1,224	0.10
Commercial real estate	1,296,019	1,289,677	1,802	298	4,242	6,342	0.49
Commercial & industrial	1,071,622	1,066,658	4,964	—	—	4,964	0.46
HELOC	146,169	145,355	124	20	670	814	0.56
Consumer	107,759	107,158	405	98	98	601	0.56
Total Loans	$10,630,552	$10,561,096	$22,162	$8,409	$38,885	$69,456	0.65%
Delinquency %		99.35%	0.21%	0.08%	0.37%	0.65%

September 30, 2016	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total
	(In thousands)
Single-family residential	$5,658,122	$5,601,457	$20,916	$5,271	$30,478	$56,665	1.00%
Construction	498,450	498,450	—	—	—	—	—
Construction - custom	229,957	229,419	538	—	—	538	0.23
Land - acquisition & development	94,928	94,928	—	—	—	—	—
Land - consumer lot loans	104,534	102,472	816	687	559	2,062	1.97
Multi-family	1,124,290	1,122,307	1,190	399	394	1,983	0.18
Commercial real estate	1,093,549	1,088,680	69	325	4,475	4,869	0.45
Commercial & industrial	978,582	978,540	—	42	—	42	—
HELOC	149,713	148,513	763	164	273	1,200	0.80
Consumer	138,999	138,078	715	126	80	921	0.66
Total Loans	$10,071,124	$10,002,844	$25,007	$7,014	$36,259	$68,280	0.68%
Delinquency %		99.32%	0.25%	0.07%	0.36%	0.68%

The percentage of total delinquent loans decreased from 0.68% as of September 30, 2016 to 0.65% as of March 31, 2017 and there are no loans greater than 90 days delinquent and still accruing interest as of either date.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information related to loans that were restructured in a troubled debt restructuring ("TDR") during the periods presented:

	Three Months Ended March 31,
	2017			2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-family residential	8	$1,712	$1,712	7	$1,101	$1,101
	8	$1,712	$1,712	7	$1,101	$1,101

	Six Months Ended March 31,
	2017			2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-family residential	20	$3,846	$3,846	10	$1,830	$1,830
Land - consumer lot loans	1	204	204	—	—	—
Commercial real estate	—	—	—	5	965	965
HELOC	1	228	228	—	—	—
	22	$4,278	$4,278	15	$2,795	$2,795

The following tables provide information on payment defaults occurring during the periods presented where the loan had been modified in a TDR within 12 months of the payment default.

	Three Months Ended March 31,
	2017		2016
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
TDRs That Subsequently Defaulted:
Single-family residential	7	$1,192	6	$871
Land - consumer lot loans	—	—	1	146
Commercial real estate	—	—	1	152
	7	$1,192	8	$1,169

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended March 31,
	2017		2016
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
TDRs That Subsequently Defaulted:
Single-family residential	13	$3,185	8	$1,095
Land - consumer lot loans	—	—	1	146
Commercial real estate	2	267	1	152
	15	$3,452	10	$1,393

Most loans restructured in TDRs are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. As of March 31, 2017, 95.0% of the Company's $233,901,000 in TDRs were classified as performing. Each request for modification is individually evaluated for merit and likelihood of success. The concession granted in a loan modification is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty four months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of March 31, 2017, single-family residential loans comprised 87.6% of TDRs.

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

The remaining outstanding balance of covered loans was $24,428,000 at March 31, 2017 compared to $28,974,000 as of September 30, 2016. The FDIC loss share coverage for single family residential loans related to the Horizon Bank and Home Valley Bank acquisitions will continue for another four years.

The following table shows activity for the FDIC indemnification asset:

	Six Months Ended March 31, 2017	Twelve Months Ended September 30, 2016
	(In thousands)
Balance at beginning of period	$12,769	$16,275
Payments made (received)	(264)	(1,730)
Amortization	(802)	(2,012)
Accretion	118	236
Balance at end of period	$11,821	$12,769

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans
The following tables summarize the activity in the allowance for loan losses.

Three Months Ended March 31, 2017	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$38,206	$(381)	$223	$(884)	$37,164
Construction	21,934	—	—	3,127	25,061
Construction - custom	1,110	(3)	—	69	1,176
Land - acquisition & development	6,665	(43)	4,211	(4,164)	6,669
Land - consumer lot loans	2,501	—	180	(168)	2,513
Multi-family	7,629	—	—	300	7,929
Commercial real estate	10,168	—	1,164	(560)	10,772
Commercial & industrial	27,736	(105)	217	517	28,365
HELOC	832	(53)	—	47	826
Consumer	1,675	(508)	314	(34)	1,447
	$118,456	$(1,093)	$6,309	$(1,750)	$121,922

Three Months Ended March 31, 2016	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$47,756	$(1,026)	$111	$(5,013)	$41,828
Construction	7,014	—	(5)	8,717	15,726
Construction - custom	1,062	—	—	(40)	1,022
Land - acquisition & development	6,778	—	3,371	(2,897)	7,252
Land - consumer lot loans	3,001	(268)	—	(267)	2,466
Multi-family	5,047	—	—	1,737	6,784
Commercial real estate	10,344	(9)	992	(3,544)	7,783
Commercial & industrial	24,096	(331)	590	(531)	23,824
HELOC	820	(26)	—	34	828
Consumer	1,983	(278)	397	304	2,406
	$107,901	$(1,938)	$5,456	$(1,500)	$109,919

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Six Months Ended March 31, 2017	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$37,796	$(496)	$374	$(510)	$37,164
Construction	19,838	—	—	5,223	25,061
Construction - custom	1,080	(3)	—	99	1,176
Land - acquisition & development	6,023	(63)	8,229	(7,520)	6,669
Land - consumer lot loans	2,535	(17)	250	(255)	2,513
Multi-family	6,925	—	—	1,004	7,929
Commercial real estate	8,588	(11)	1,520	675	10,772
Commercial & industrial	28,008	(163)	942	(422)	28,365
HELOC	813	(90)	1	102	826
Consumer	1,888	(654)	693	(480)	1,447
	$113,494	$(1,497)	$12,009	$(2,084)	$121,922

Six Months Ended March 31, 2016	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$47,347	$(2,165)	$2,577	$(5,931)	$41,828
Construction	6,680	—	150	8,896	15,726
Construction - custom	990	(60)	—	92	1,022
Land - acquisition & development	5,781	—	3,406	(1,935)	7,252
Land - consumer lot loans	2,946	(676)	—	196	2,466
Multi-family	5,304	—	—	1,480	6,784
Commercial real estate	8,960	(32)	1,115	(2,260)	7,783
Commercial & industrial	24,980	(579)	591	(1,168)	23,824
HELOC	902	(27)	21	(68)	828
Consumer	2,939	(520)	789	(802)	2,406
	$106,829	$(4,059)	$8,649	$(1,500)	$109,919

The Company recorded a release of allowance for loan losses of $1,600,000 during the three months ended March 31, 2017, compared to a $1,500,000 release of allowance for loan losses recorded during the three months ended March 31, 2016. A release of allowance for loan losses of $1,600,000 and $1,500,000 was recorded during the six months ended March 31, 2017 or March 31, 2016, respectively. Reserving for new loan originations as the loan portfolio grows has been largely offset by recoveries of previously charged-off loans. Recoveries, net of charge-offs, totaled $5,216,000 for the three months ended March 31, 2017, compared with $3,518,000 of net recoveries for the same period one year ago. Recoveries, net of charge-offs, totaled $10,512,000 for the six months ended March 31, 2017, compared with $4,590,000 of net recoveries for the same period one year ago.
Non-performing assets were $79,738,000, or 0.53%, of total assets at March 31, 2017, compared to $71,441,000, or 0.48%, of total assets at September 30, 2016. Non-accrual loans were $57,195,000 at March 31, 2017, compared to $42,414,000 at September 30, 2016. Delinquencies, as a percent of total loans, were 0.65% at March 31, 2017, compared to 0.68% at September 30, 2016.

The reserve for unfunded commitments was $5,050,000 as of March 31, 2017, which is an increase from $3,235,000 at September 30, 2016.

Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $126,972,000, or 1.09% of gross loans as of March 31, 2017, is sufficient to absorb estimated inherent losses.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves.

March 31, 2017	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans (1)	Ratio	Allowance Allocation	Recorded Investment of Loans (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$37,164	$5,661,673	0.7%	$—	$25,370	—%
Construction	25,061	593,479	4.2	—	—	—
Construction - custom	1,176	251,801	0.5	—	105	—
Land - acquisition & development	6,666	102,281	6.5	2	438	0.1
Land - consumer lot loans	2,513	91,402	2.7	—	794	—
Multi-family	7,919	1,264,130	0.6	10	2,496	0.3
Commercial real estate	10,685	1,226,228	0.9	88	26,112	0.3
Commercial & industrial	28,365	1,059,310	2.7	—	9,606	—
HELOC	826	137,124	0.6	—	722	—
Consumer	1,447	107,472	1.3	—	15	—
	$121,822	$10,494,900	1.2%	$100	$65,658	0.2%

(1)	Excludes $70 million in acquired loans and covered loans with discounts sufficient to cover incurred losses.

September 30, 2016	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans (1)	Ratio	Allowance Allocation	Recorded Investment of Loans (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$37,536	$5,585,912	0.7%	$260	$19,629	1.3%
Construction	19,838	498,450	4.0	—	—	—
Construction - custom	1,080	229,298	0.5	—	330	—
Land - acquisition & development	6,022	90,850	6.6	2	850	0.2
Land - consumer lot loans	2,535	92,828	2.7	—	558	—
Multi-family	6,911	1,091,974	0.6	13	1,505	0.9
Commercial real estate	8,497	957,380	0.9	91	11,157	0.8
Commercial & industrial	28,008	966,930	2.9	—	—	—
HELOC	813	133,203	0.6	—	239	—
Consumer	1,888	137,315	1.4	—	3	—
	$113,128	$9,784,140	1.2%	$366	$34,271	1.1%
(1) Excludes acquired impaired loans and covered loans with discounts sufficient to cover incurred losses.
As of March 31, 2017, $121,822,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $100,000 was specific reserves on loans deemed to be individually impaired. As of September 30, 2016, $113,128,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $366,000 was specific reserves on loans deemed to be individually impaired.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on loans based on risk rating categories as defined above.

March 31, 2017	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands)
Loan type
Single-family residential	$5,643,124	$—	$49,948	$—	$—	$5,693,072
Construction	1,302,209	5,875	3,551	—	—	1,311,635
Construction - custom	527,079	—	240	—	—	527,319
Land - acquisition & development	115,816	—	2,910	—	—	118,726
Land - consumer lot loans	100,098	—	1,129	—	—	101,227
Multi-family	1,251,583	3,206	12,122	—	—	1,266,911
Commercial real estate	1,251,520	6,918	37,601	—	—	1,296,039
Commercial & industrial	1,041,903	8,018	21,708	—	—	1,071,629
HELOC	144,972	—	1,200	—	—	146,172
Consumer	107,698	—	61	—	—	107,759
Total gross loans	$11,486,002	$24,017	$130,470	$—	$—	$11,640,489

Total grade as a % of total gross loans	98.7%	0.2%	1.1%	—%	—%

September 30, 2016	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands)
Loan type
Single-family residential	$5,607,521	$—	$51,309	$—	$—	$5,658,830
Construction	1,098,549	8,595	3,267	—	—	1,110,411
Construction - custom	473,069	—	—	—	—	473,069
Land - acquisition & development	111,225	—	7,272	—	—	118,497
Land - consumer lot loans	103,528	—	1,039	—	—	104,567
Multi-family	1,117,437	3,237	3,616	—	—	1,124,290
Commercial real estate	1,033,880	13,446	46,313	—	—	1,093,639
Commercial & industrial	930,776	7,207	40,606	—	—	978,589
HELOC	149,195	—	521	—	—	149,716
Consumer	138,917	—	83	—	—	139,000
Total gross loans	$10,764,097	$32,485	$154,026	$—	$—	$10,950,608

Total grade as a % of total gross loans	98.3%	0.3%	1.4%	—%	—%

The balance of loans internally graded as 'substandard' above includes $25,668,000 as of March 31, 2017 and $35,910,000 as of September 30, 2016 of acquired loans and covered loans.

The following tables provide information on loans (excluding acquired and covered loans) based on borrower payment activity.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2017	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,626,725	99.4%	$34,373	0.6%
Construction	1,311,636	100.0	—	—
Construction - custom	527,079	100.0	240	—
Land - acquisition & development	116,857	99.9	80	0.1
Land - consumer lot loans	97,537	98.9	1,129	1.1
Multi-family	1,263,004	99.9	1,364	0.1
Commercial real estate	1,173,483	99.1	10,507	0.9
Commercial & industrial	1,021,889	99.1	8,864	0.9
HELOC	134,376	99.6	583	0.4
Consumer	106,466	99.9	55	0.1
	$11,379,052	99.5%	$57,195	0.5%

September 30, 2016	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,587,919	99.4%	$33,148	0.6%
Construction	1,110,411	100.0	—	—
Construction - custom	473,069	100.0	—	—
Land - acquisition & development	116,097	99.9	58	0.1
Land - consumer lot loans	101,343	99.5	510	0.5
Multi-family	1,118,025	99.9	776	0.1
Commercial real estate	949,064	99.3	7,100	0.7
Commercial & industrial	946,065	99.9	583	0.1
HELOC	134,546	99.8	239	0.2
Consumer	137,450	100.0	—	—
	$10,673,989	99.6%	$42,414	0.4%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on impaired loan balances and the related allowances by loan types.

March 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
Impaired loans with no related allowance recorded:
Single-family residential	$25,928	$28,378	$—		$14,350
Construction - custom	296	300	—		99
Land - acquisition & development	123	8,346	—		130
Land - consumer lot loans	524	587	—		490
Multi-family	1,364	4,904	—		1,100
Commercial real estate	9,920	18,978	—		10,182
Commercial & industrial	9,606	16,096	—		6,772
HELOC	718	1,856	—		443
Consumer	59	1,366	—		47
	48,538	80,811	—		33,613
Impaired loans with an allowance recorded:
Single-family residential	204,955	209,294	4,316		202,838
Land - acquisition & development	594	594	3		510
Land - consumer lot loans	9,410	10,315	—		9,324
Multi-family	1,131	1,131	10		1,138
Commercial real estate	16,290	17,930	88		16,491
HELOC	1,414	1,487	—		1,283
Consumer	107	297	—		100
	233,901	241,048	4,417	(1)	231,684
Total impaired loans:
Single-family residential	230,883	237,672	4,316		217,188
Construction - custom	296	300	—		99
Land - acquisition & development	717	8,940	3		640
Land - consumer lot loans	9,934	10,902	—		9,814
Multi-family	2,495	6,035	10		2,238
Commercial real estate	26,210	36,908	88		26,673
Commercial & industrial	9,606	16,096	—		6,772
HELOC	2,132	3,343	—		1,726
Consumer	166	1,663	—		147
	$282,439	$321,859	$4,417	(1)	$265,297

(1)	Includes $100,000 of specific reserves and $4,317,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
Impaired loans with no related allowance recorded:
Single-family residential	$9,627	$11,366	$—		$6,511
Land - acquisition & development	138	9,001	—		614
Land - consumer lot loans	499	609	—		317
Multi-family	394	3,972	—		638
Commercial real estate	11,741	21,301	—		6,260
Commercial & industrial	1,030	3,082	—		863
HELOC	209	315	—		165
Consumer	74	550	—		111
	23,712	50,196	—		15,479
Impaired loans with an allowance recorded:
Single-family residential	228,186	232,595	3,809		216,632
Land - acquisition & development	1,154	2,094	1		1,766
Land - consumer lot loans	9,630	10,678	1		9,548
Multi-family	1,505	1,505	13		1,522
Commercial real estate	19,434	22,848	91		19,311
HELOC	1,506	1,521	—		1,413
Consumer	116	306	—		100
	261,531	271,547	3,915	(1)	250,292
Total impaired loans:
Single-family residential	237,813	243,961	3,809		223,143
Land - acquisition & development	1,292	11,095	1		2,380
Land - consumer lot loans	10,129	11,287	1		9,865
Multi-family	1,899	5,477	13		2,160
Commercial real estate	31,175	44,149	91		25,571
Commercial & industrial	1,030	3,082	—		863
HELOC	1,715	1,836	—		1,578
Consumer	190	856	—		211
	$285,243	$321,743	$3,915	(1)	$265,771

(1)	Includes $366,000 of specific reserves and $3,549,000 included in the general reserves.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
Equity securities	$522	$—	$—	$522
U.S. government and agency securities	—	235,618	—	235,618
Municipal bonds	—	26,654	—	26,654
Corporate debt securities	—	209,981	—	209,981
Mortgage-backed securities
Agency pass-through certificates	—	863,032	—	863,032
Commercial MBS	—	52,975	—	52,975
Total available-for-sale securities	522	1,388,260	—	1,388,782
Interest rate contracts	—	4,060	—	4,060
Commercial loan hedges	—	175	—	175
Long term borrowing hedges	—	319	—	319
Total financial assets	$522	$1,392,814	$—	$1,393,336

Financial Liabilities
Interest rate contracts	$—	$4,060	$—	$4,060
Total financial liabilities	$—	$4,060	$—	$4,060
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the six months ended March 31, 2017.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
Equity securities	$101,824	$—	$—	$101,824
U.S. government and agency securities	—	259,351	—	259,351
Municipal bonds	—	27,670	—	27,670
Corporate debt securities	—	461,138	—	461,138
Mortgage-backed securities
Agency pass-through certificates	—	993,041	—	993,041
Commercial MBS	—	79,870	—	79,870
Total available-for-sale securities	101,824	1,821,070	—	1,922,894
Interest rate contracts	—	20,895	—	20,895
Total financial assets	$101,824	$1,841,965	$—	$1,943,789

Financial Liabilities
Interest rate contracts	$—	$20,895	$—	$20,895
Commercial loan hedges	—	3,312	—	3,312
Borrowings hedges	—	31,347	—	31,347
Total financial liabilities	$—	$55,554	$—	$55,554
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the fiscal year ended September 30, 2016.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Measured on a Nonrecurring Basis
Impaired Loans & Real Estate Owned
Real estate owned ("REO") consists principally of properties acquired through foreclosure. From time to time, and on a nonrecurring basis, adjustments using fair value measurements are recorded to reflect increases or decreases based on the discounted cash flows, the current appraisal or estimated value of the collateral, but only up to the fair value of the real estate owned as of the initial transfer date less selling costs.

When management determines that the fair value of the collateral or the real estate owned requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the impaired loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2017 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at March 31, 2017 and March 31, 2016, and the total gains (losses) resulting from those fair value adjustments for the three and six months ended March 31, 2017 and March 31, 2016. The estimated fair value measurements are shown gross of estimated selling costs.

	March 31, 2017				Three Months Ended March 31, 2017	Six Months Ended March 31, 2017
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$—	$—	$5,701	$5,701	$(939)	$(1,361)
Real estate owned (2)	—	—	5,822	5,822	(378)	(619)
Balance at end of period	$—	$—	$11,523	$11,523	$(1,317)	$(1,980)

(1)	The gains (losses) represent remeasurements of collateral-dependent loans.

(2)	The gains (losses) represent aggregate writedowns and charge-offs on REO.

	March 31, 2016				Three Months Ended March 31, 2016	Six Months Ended March 31, 2016
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$—	$—	$12,164	$12,164	$(1,389)	$(3,070)
Real estate owned (2)	—	—	12,804	12,804	(577)	(2,332)
Balance at end of period	$—	$—	$24,968	$24,968	$(1,966)	$(5,402)

(1)	The gains (losses) represent remeasurements of collateral-dependent loans.

(2)	The gains (losses) represent aggregate writedowns and charge-offs on REO.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		March 31, 2017		September 30, 2016
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$266,397	$266,397	$450,368	$450,368
Available-for-sale securities
Equity securities	1	522	522	101,824	101,824
U.S. government and agency securities	2	235,618	235,618	259,351	259,351
Municipal bonds	2	26,654	26,654	27,670	27,670
Corporate debt securities	2	209,981	209,981	461,138	461,138
Mortgage-backed securities
Agency pass-through certificates	2	863,032	863,032	993,041	993,041
Commercial MBS	2	52,975	52,975	79,870	79,870
Total available-for-sale securities		1,388,782	1,388,782	1,922,894	1,922,894
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	1,697,650	1,668,548	1,417,599	1,441,556
Total held-to-maturity securities		1,697,650	1,668,548	1,417,599	1,441,556

Loans receivable	3	10,463,022	10,732,868	9,910,920	10,414,794
FDIC indemnification asset	3	11,821	11,342	12,769	12,095
FHLB and FRB stock	2	119,990	119,990	117,205	117,205
Other assets - interest rate contracts	2	4,060	4,060	20,895	20,895
Other assets - commercial loan hedges	2	175	175	—	—
Other assets - borrowings hedges	2	319	319	—	—

Financial liabilities
Customer accounts	2	10,630,807	10,104,720	10,600,852	10,184,321
FHLB advances	2	2,150,000	2,212,968	2,080,000	2,184,671
Other liabilities - interest rate contracts	2	4,060	4,060	20,895	20,895
Other liabilities - commercial loan hedges	2	—	—	3,312	3,312
Other liabilities - borrowings hedges	2	—	—	31,347	31,347
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
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
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
Commercial loan hedge – The fair value of the interest rate swaps are estimated by a third party pricing service using a discounted cash flow technique.
Borrowings hedges – The fair value of the interest rate swaps are estimated by a third party pricing service using a discounted cash flow technique.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities.

	March 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$19,019	$293	$—	$19,312	4.24%
1 to 5 years	35,146	284	(720)	34,710	2.37
5 to 10 years	41,235	—	(382)	40,853	1.85
Over 10 years	142,109	—	(1,366)	140,743	1.64
Equity securities due
1 to 5 years	500	22	—	522	1.80
Corporate debt securities due
Within 1 year	28,094	52	—	28,146	1.96
1 to 5 years	63,552	1,333	—	64,885	2.73
5 to 10 years	69,958	—	(1,970)	67,988	2.15
Over 10 years	50,000	—	(1,038)	48,962	3.00
Municipal bonds due
1 to 5 years	2,329	1	—	2,330	1.23
5 to 10 years	1,351	4	—	1,355	2.05
Over 10 years	20,353	2,616	—	22,969	6.45
Mortgage-backed securities
Agency pass-through certificates	858,755	8,039	(3,762)	863,032	2.73
Commercial MBS	53,097	13	(135)	52,975	2.15
	1,385,498	12,657	(9,373)	1,388,782	2.60
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,697,650	3,706	(32,808)	1,668,548	3.18
	$3,083,148	$16,363	$(42,181)	$3,057,330	2.89%

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

For available-for-sale investment securities, there were sales totaling $350,890,000 during the six months ended March 31, 2017 and no sales during the six months ended March 31, 2016. There were no purchases of available-for-sale investment securities during the six months ended March 31, 2017 and purchases of $50,741,000 during the six months ended March 31, 2016. For held-to-maturity investment securities, there were purchases totaling $415,729,000 during the six months ended March 31, 2017 and no purchases during the six months ended March 31, 2016. There were no sales of held-to-maturity investment securities during either period. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.
The following tables show the unrealized gross losses and fair value of securities as of March 31, 2017 and September 30, 2016, by length of time that individual securities in each category have been in a continuous loss position. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other than temporarily impaired.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2017	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate debt securities	$(1,135)	$68,822	$(1,873)	$48,128	$(3,008)	116,950
U.S. government and agency securities	(244)	24,962	(2,224)	187,760	(2,468)	212,722
Agency pass-through certificates	(7,308)	715,036	(29,397)	1,064,016	(36,705)	1,779,052
	$(8,687)	$808,820	$(33,494)	$1,299,904	$(42,181)	$2,108,724

September 30, 2016	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate debt securities	$—	$—	$(2,582)	$100,467	$(2,582)	$100,467
U.S. government and agency securities	(11)	3,167	(5,638)	220,613	(5,649)	223,780
Agency pass-through certificates	(1,278)	301,030	(2,417)	232,407	(3,695)	533,437
	$(1,289)	$304,197	$(10,637)	$553,487	$(11,926)	$857,684

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The Bank periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Bank retains a variable rate loan. Under these agreements, the Bank enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Bank enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The Bank had $925,365,000 and $840,935,000 notional in interest rate swaps to hedge this exposure as of March 31, 2017 and September 30, 2016, respectively. The interest rate swaps are derivatives under FASB ASC 815, Derivatives and Hedging, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the six months ended March 31, 2017 and 2016 as the changes in value for the asset and liability side of the swaps offset each other.

The Bank has also entered into interest rate swaps to convert certain existing and future short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of rising interest rates, specifically LIBOR rates, which are a benchmark for the short term borrowings. The hedging program qualifies as a cash flow hedge under ASC 815, which provides for offsetting of the recognition of gains and losses of the interest rate swaps and the hedged items. The hedged item is the LIBOR portion of the series of existing or future short-term fixed rate borrowings over the term of the interest rate swap. The change in the fair value of the interest rate swaps is recorded in other comprehensive income. The Bank had $700,000,000 and $700,000,000 notional in interest rate swaps to hedge existing and anticipated future borrowings as of March 31, 2017 and September 30, 2016, respectively.

The Bank has also entered into an interest rate swap to hedge the interest rate risk of an individual fixed rate commercial loan and this relationship qualifies as a fair value hedge under ASC 815, which provides for offsetting of the recognition of gains and losses of the interest rate swap and the hedged item. The Bank hedges this loan using an interest rate swap with a notional amount of $52,936,000 and $54,155,000 as of March 31, 2017 and September 30, 2016, respectively.

The following table presents the fair value and balance sheet classification of derivatives at March 31, 2017 and September 30, 2016:

	Asset Derivatives				Liability Derivatives
	March 31, 2017		September 30, 2016		March 31, 2017		September 30, 2016
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
	(In thousands)
Interest rate contracts	Other assets	$4,060	Other assets	$20,895	Other liabilities	$4,060	Other liabilities	$20,895
Commercial loan hedges	Other assets	175	Other assets	—	Other liabilities	—	Other liabilities	3,312
Borrowings hedges	Other assets	319	Other assets	—	Other liabilities	—	Other liabilities	31,347
		$4,554		$20,895		$4,060		$55,554

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
On April 11, 2017 the Company announced that it has entered into a definitive merger agreement with Anchor Bancorp ("Anchor"). The merger agreement calls for the merger of Anchor with and into the Company, followed by the merger of Anchor’s wholly-owned subsidiary, Anchor Bank, into the Company’s wholly-owned subsidiary, Washington Federal, National Association. The merger is an all-stock transaction, with the aggregate merger consideration consisting of shares of Washington Federal common stock having a value of approximately $63.9 million. The merger is expected to close in the third calendar quarter of 2017, pending the receipt of requisite regulatory approvals, the approval of Anchor’s shareholders and the satisfaction of other customary closing conditions.

INTEREST RATE RISK
Based on Management's assessment of the current interest rate environment, the Bank has taken steps to reduce its interest rate risk profile compared to its historical norms, including growing shorter-term loans and transaction deposit accounts, as well as extending the maturity on borrowings. The mix of transaction and savings accounts is 58% of total deposits as of March 31, 2017 while the composition of the investment securities portfolio is 31% variable and 69% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $1,697,650,000 of fixed rate mortgage-backed securities that it has designated as held-to-maturity and are carried at amortized cost. As of March 31, 2017, the net unrealized loss on these securities was $29,102,000. The Company has $1,388,782,000 of available-for-sale securities that are carried at fair value. As of March 31, 2017, the net unrealized gain on these securities was $3,284,000. The Bank has executed interest rate swaps to hedge interest rates on existing and future borrowings. The unrealized gain on these interest rate swaps as of March 31, 2017 was $319,000. All of the above are pre-tax net unrealized gains or losses.

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

In the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would increase by 1.3% in the next year. This compares to an estimated increase of 3.2% as of the September 30, 2016 analysis. It is noted that a flattening yield curve would likely result in a decrease in net interest income. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long term rates over two years would result in a net interest income increase of 1.6% in the first year and decrease of 0.8% in the second year assuming a constant balance sheet and no management intervention.

NPV Sensitivity. The NPV is an estimate of the market value of shareholders' equity. It is derived by calculating the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates provides a longer term view of interest rate risk as it incorporates all future expected cash flows. As of March 31, 2017, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $509,930,112 or 20.8% and the NPV to total assets ratio to decline to 13.9% from a base of 16.4%. As of September 30, 2016, the NPV in the event of a 200 basis point increase in rates was estimated to decline by $479,090,000 or 18.6% and the NPV to total assets ratio to decline to 14.8% from a base of 16.9%. The increased NPV sensitivity and higher base NPV ratio is due primarily to higher interest rates and lower prices as of March 31, 2017.

Repricing Gap Analysis. At March 31, 2017, the Company had approximately $2,202,969,000 more in liabilities subject to maturity or repricing in the next year than assets, which resulted in a one-year repricing gap of (14.7)% of total assets. This was an increase from the (10.1)% gap as of September 30, 2016. A negative repricing gap implies that funding costs will change more rapidly than interest income on earning assets with movements in interest rates. A negative repricing gap typically results in lower margins when interest rates rise and higher margins when interest rates decline. This interest rate gap analysis provides management with a high-level indication of interest rate risk, but it is considered less reliable than more detailed modeling.
Interest Rate Spread. The interest rate spread is measured as the difference between the rate on total loans and investments and the rate on costing liabilities at the end of each period. The interest rate spread increased to 2.84% at March 31, 2017 from 2.65% at September 30, 2016. The spread increase of 19 basis points is primarily due to the rise in the Fed funds rate, which resulted in an increased rate being earned on cash. As of March 31, 2017, the weighted average rate on earning assets increased by 15 basis points to 3.73% compared to September 30, 2016, while the weighted average cost of funds decreased by 4 basis points to 0.89%. The interest rate spread increased to 2.84% at March 31, 2017 from 2.76% at March 31, 2016.
Net Interest Margin. The net interest margin is measured using the interest income and expense over the average assets and liabilities for the period. The net interest margin decreased to 3.15% for the quarter ended March 31, 2017 from 3.16% for the quarter ended March 31, 2016. The yield on earning assets increased 1 basis point to 4.04% and the cost of interest bearing liabilities decreased 1 basis point to 0.91%. The higher yield on earning assets is the result of the shift in mix from investment securities into a higher proportion of loans receivable which carry higher yields on average. The decrease in interest costs was due to changes in the mix of customer deposits and FHLB advances.
The following table sets forth the information explaining the changes in the net interest margin for the periods indicated compared to the same periods one year ago.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)			(In thousands)
Assets
Loans receivable	$10,267,530	$116,034	4.58%	$9,469,185	$113,211	4.80%
Mortgaged-backed securities	2,664,959	16,226	2.47	2,804,569	16,846	2.41
Cash & Investments	632,114	3,068	1.97	1,065,800	3,983	1.50
FHLB & FRB stock	118,092	870	2.99	112,662	1,023	3.64

Total interest-earning assets	13,682,695	136,198	4.04%	13,452,216	135,063	4.03%
Other assets	1,161,023			1,189,428
Total assets	$14,843,718			$14,641,644

Liabilities and Equity
Customer accounts	$10,578,631	$12,392	0.48%	$10,558,835	$13,071	0.50%
FHLB advances	2,102,556	16,079	3.10	1,970,022	15,667	3.19

Total interest-bearing liabilities	12,681,187	28,471	0.91%	12,528,857	28,738	0.92%
Other liabilities	153,105			151,697
Total liabilities	12,834,292			12,680,554
Stockholder's equity	2,009,426			1,961,090

Total liabilities and equity	$14,843,718			$14,641,644

Net interest income		$107,727			$106,325

Net interest margin			3.15%			3.16%
As of March 31, 2017, total assets had increased by $72,613,000 to $14,960,676,000 from $14,888,063,000 at September 30, 2016. During the six months ended March 31, 2017, cash and cash equivalents decreased by $183,971,000, loans receivable increased $552,102,000 and investment securities declined by $254,061,000.
Cash and cash equivalents of $266,397,000 and stockholders’ equity of $2,014,762,000 as of March 31, 2017 provides management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES
The principal sources of funds for the Company's activities are loan repayments (including prepayments), net deposit inflows, repayments and sales of investments and borrowings and retained earnings, if applicable. The Company's principal sources of revenue are interest on loans and interest and dividends on investments.
The Bank has a credit line with the Federal Home Loan Bank of Des Moines ("FHLB") equal to 48% of total assets, providing a substantial source of additional liquidity if needed.
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
The Company's cash and cash equivalents total $266,397,000 at March 31, 2017, a decrease from $450,368,000 at September 30, 2016. These amounts include the Bank's operating cash.
The Company’s net worth at March 31, 2017 was $2,014,762,000, or 13.47% of total assets. This was a increase of $39,031,000 from September 30, 2016 when net worth was $1,975,731,000, or 13.27% of total assets. The Company’s net worth was impacted in the six months ended March 31, 2017 by net income of $83,316,000, the payment of $47,995,000 in cash dividends, treasury stock purchases of $20,401,000, as well as an other comprehensive income of $13,435,000. The ratio of tangible capital to tangible assets at March 31, 2017 was 11.72%. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
	Capital	Ratio	Ratio	Ratio
	(In thousands)
March 31, 2017
Common Equity Tier I risk-based capital ratio:
The Company	$1,715,557	17.46%	4.50%	NA
The Bank	1,666,608	16.95%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,715,557	17.46%	6.00%	NA
The Bank	1,666,608	16.95%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,838,467	18.71%	8.00%	NA
The Bank	1,789,603	18.20%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,715,557	11.79%	4.00%	NA
The Bank	1,666,608	11.46%	4.00%	5.00%

September 30, 2016
Common Equity Tier 1 risk-based capital ratio:
The Company	1,690,380	17.54%	4.50%	NA
The Bank	1,668,828	17.32%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,690,380	17.54%	6.00%	NA
The Bank	1,668,828	17.32%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,807,740	18.76%	8.00%	NA
The Bank	1,786,188	18.54%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,690,380	11.60%	4.00%	NA
The Bank	1,668,828	11.45%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents: Cash and cash equivalents are $266,397,000 at March 31, 2017, a decrease of $183,971,000, or 40.8%, since September 30, 2016.

Available-for-sale and held-to-maturity securities: Available-for-sale securities decreased $534,112,000, or 27.8%, during the six months ended ended March 31, 2017, due to sales of $350,890,000 as well as repayments, calls and maturities. During the same period, the balance of held-to-maturity securities increased by $280,051,000 due to purchases of $415,729,000 partially offset by paydowns and maturities. As of March 31, 2017, the Company had an unrealized gain on available-for-sale securities of $3,284,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

Loans receivable: Loans receivable, net of related contra accounts, increased to $10,463,022,000 at March 31, 2017 compared to $9,910,920,000 at September 30, 2016. This increase resulted primarily from originations of $2,185,129,000, partially offset by loan repayments of $1,606,800,000. Commercial loan originations accounted for 69% of total originations and consumer loan originations were 31% during the period. The increase in the loan portfolio is consistent with management's strategy during low

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

rate environments to produce more multifamily, commercial real estate, and commercial and industrial loans which generally have adjustable interest rates or a shorter duration.
The following table shows the loan portfolio by category and the change.

	March 31, 2017		September 30, 2016		Change
	(In thousands)		(In thousands)		$	%
Gross loans by category
Single-family residential	$5,693,072	48.9%	$5,658,830	51.7%	$34,242	0.6%
Construction	1,311,635	11.3	1,110,411	10.1	201,224	18.1
Construction - custom	527,319	4.5	473,069	4.3	54,250	11.5
Land - acquisition & development	118,726	1.0	118,497	1.1	229	0.2
Land - consumer lot loans	101,227	0.9	104,567	1.0	(3,340)	(3.2)
Multi-family	1,266,911	10.9	1,124,290	10.3	142,621	12.7
Commercial real estate	1,296,039	11.1	1,093,639	10.0	202,400	18.5
Commercial & industrial	1,071,629	9.2	978,589	8.9	93,040	9.5
HELOC	146,172	1.3	149,716	1.4	(3,544)	(2.4)
Consumer	107,759	0.9	139,000	1.3	(31,241)	(22.5)
Total gross loans	11,640,489	100.0%	10,950,608	100.0%	689,881	6.3%
Less:
Allowance for probable losses	121,922		113,494		8,428	7.4%
Loans in process	1,009,937		879,484		130,453	14.8
Net deferred fees, costs and discounts	45,608		46,710		(1,102)	(2.4)
Total loan contra accounts	1,177,467		1,039,688		137,779	13.3
Net Loans	$10,463,022		$9,910,920		$552,102	5.6%

Non-performing assets: Non-performing assets increased $8,297,000 during the six months ended March 31, 2017 to $79,738,000 from $71,441,000 at September 30, 2016. The increase is primarily due to the $14,781,000 rise in non-accrual loans partially offset by the $6,484,000 decline in REO. Non-performing assets as a percentage of total assets increased to 0.53% at March 31, 2017 compared to 0.48% at September 30, 2016.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth information regarding restructured loans and non-performing assets.

	March 31, 2017		September 30, 2016
	(In thousands)
Restructured loans:
Single-family residential	$204,955	87.6%	$228,185	87.3%
Land - acquisition & development	594	0.3	1,154	0.4
Land - consumer lot loans	9,410	4.0	9,631	3.7
Multi - family	1,131	0.5	1,505	0.6
Commercial real estate	16,290	7.0	19,434	7.4
HELOC	1,414	0.6	1,506	0.6
Consumer	107	—	116	—
Total restructured loans (1)	$233,901	100%	$261,531	100%

Non-accrual loans:
Single-family residential	$34,373	60.1%	$33,148	78.2%
Construction - custom	240	0.4	—	—
Land - acquisition & development	80	0.1	58	0.1
Land - consumer lot loans	1,129	2.0	510	1.2
Multi-family	1,364	2.4	776	1.8
Commercial real estate	10,507	18.4	7,100	16.7
Commercial & industrial	8,864	15.5	583	1.4
HELOC	583	1.0	239	0.6
Consumer	55	0.1	—	—
Total non-accrual loans (2)	57,195	100%	42,414	100%
Real estate owned	22,543		29,027
Total non-performing assets	$79,738		$71,441
Total non-performing assets and performing restructured loans as a percentage of total assets	2.02%		2.17%

(1) Restructured loans were as follows:
Performing	$222,208	95.0%	$251,583	96.2%
Non-performing (included in non-accrual loans above)	11,693	5.0	9,948	3.8
	$233,901	100%	$261,531	100%

(2)
For the six months ended March 31, 2017, the Company recognized $1,094,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $1,134,000 for the same period had these loans performed according to their original contract terms. The recognized interest income may include more than six months of interest for some of the loans that were brought current. In addition to the non-accrual loans reflected in the above table, the Company had $91,623,000 of loans that were less than 90 days delinquent at March 31, 2017 but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 2.63% at March 31, 2017.

Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 87.6% of restructured loans as of March 31, 2017. The concession for these loans is

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

typically a payment reduction through a rate reduction of 100 to 200 bps for a specific term, usually six to twenty four months. Interest-only payments may also be approved during the modification period.
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
Allowance for loan losses: The following table shows the Company’s allowance for loan losses by loan category.

March 31, 2017	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans (1)	Ratio	Allowance Allocation	Recorded Investment of Loans (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$37,164	$5,661,673	0.7%	$—	$25,370	—%
Construction	25,061	593,479	4.2	—	—	—
Construction - custom	1,176	251,801	0.5	—	105	—
Land - acquisition & development	6,666	102,281	6.5	2	438	0.1
Land - consumer lot loans	2,513	91,402	2.7	—	794	—
Multi-family	7,919	1,264,130	0.6	10	2,496	0.3
Commercial real estate	10,685	1,226,228	0.9	88	26,112	0.3
Commercial & industrial	28,365	1,059,310	2.7	—	9,606	—
HELOC	826	137,124	0.6	—	722	—
Consumer	1,447	107,472	1.3	—	15	—
	$121,822	$10,494,900	1.2%	$100	$65,658	0.2%

(1)	Excludes acquired impaired loans and covered loans.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2016	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans (1)	Ratio	Allowance Allocation	Recorded Investment of Loans (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$37,536	$5,585,912	0.7%	$260	$19,629	1.3%
Construction	19,838	498,450	4.0	—	—	—
Construction - custom	1,080	229,298	0.5	—	330	—
Land - acquisition & development	6,022	90,850	6.6	2	850	0.2
Land - consumer lot loans	2,535	92,828	2.7	—	558	—
Multi-family	6,911	1,091,974	0.6	13	1,505	0.9
Commercial real estate	8,497	957,380	0.9	91	11,157	0.8
Commercial & industrial	28,008	966,930	2.9	—	—	—
HELOC	813	133,203	0.6	—	239	—
Consumer	1,888	137,315	1.4	—	3	—
	$113,128	$9,784,140	1.2%	$366	$34,271	1.1%

(1)	Excludes acquired impaired loans and covered loans.

Reserve for losses on unfunded commitments: Unfunded commitments tend to vary depending on our loan mix and the proportion share of commercial loans. The reserve for unfunded commitments was $5,050,000 as of March 31, 2017, which is an increase from $3,235,000 at September 30, 2016. Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $126,972,000, or 1.09% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio. See Note E for further discussion and analysis of the allowance for loan losses as of and for the period ended March 31, 2017.

Real estate owned: Real estate owned decreased during the six months ended March 31, 2017 by $6,484,000 to $22,543,000. The decrease is primarily due to sales of REO properties during the period.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Customer accounts: Customer accounts increased $29,955,000, or 0.3%, to $10,630,807,000 at March 31, 2017 compared with $10,600,852,000 at September 30, 2016.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	March 31, 2017			September 30, 2016
	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate
	(In thousands)			(In thousands)
Non-interest checking	$1,142,372	10.7%	—%	$1,091,738	10.3%	—%
Interest checking	1,731,737	16.3	0.15	1,629,983	15.4	0.10
Savings (passbook/statement)	871,722	8.2	0.10	820,980	7.7	0.10
Money market	2,466,868	23.2	0.15	2,462,891	23.2	0.15
Time deposits	4,418,108	41.6	0.98	4,595,260	43.3	1.02
Total	$10,630,807	100%	0.47%	$10,600,852	100%	0.50%

FHLB advances and other borrowings: Total borrowings increased to $2,150,000,000 as of March 31, 2017 from $2,080,000,000 as of September 30, 2016.

RESULTS OF OPERATIONS
Net Income: The Company recorded net income of $42,070,000 for the quarter ended March 31, 2017 compared to $41,723,000 for the prior year quarter. Net income was $83,316,000 for the six months ended March 31, 2017 compared to $76,821,000 for the same period one year ago.
Net Interest Income: For the quarter ended March 31, 2017, net interest income was $107,727,000 which is $1,402,000 higher than the same quarter of the prior year. Net interest margin was 3.15% for the quarter ended March 31, 2017 compared to 3.16% for the quarter ended March 31, 2016. The increase in net interest income was primarily due to average earning assets increasing by $230,479,000. For the six months ended March 31, 2017, net interest income was $210,879,000 which is $2,315,000 lower than the same period of the prior year, primarily due to the decrease in interest income on mortgage-backed securities. Net interest margin was 3.08% for the six months ended March 31, 2017 compared to 3.17% for the six months ended March 31, 2016. The decreases in net interest margin are primarily due to the relatively low interest rate environment that has led to new loan originations having lower yields than the loans that repaid.
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
Rate / Volume Analysis:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Comparison of Three Months Ended 03/31/17 and 03/31/16			Comparison of Six Months Ended 03/31/17 and 03/31/16
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income:
Loans receivable	$8,379	$(5,556)	$2,823	$17,351	$(12,556)	$4,795
Mortgaged-backed securities	(975)	355	(620)	(2,930)	(1,888)	(4,818)
Investments (1)	(2,125)	1,057	(1,068)	(2,788)	1,586	(1,202)
All interest-earning assets	5,279	(4,144)	1,135	11,633	(12,858)	(1,225)
Interest expense:
Customer accounts	16	(695)	(679)	16	(395)	(379)
FHLB advances and other borrowings	916	(504)	412	2,794	(1,325)	1,469
All interest-bearing liabilities	932	(1,199)	(267)	2,810	(1,720)	1,090
Change in net interest income	$4,347	$(2,945)	$1,402	$8,823	$(11,138)	$(2,315)
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB & FRB stock
Provision (Release) for Loan Losses: The Company recorded a release of allowance for loan losses of $1,600,000 during the three months ended March 31, 2017, compared to a $1,500,000 release of allowance for loan losses recording during the three months ended March 31, 2016. A release of allowance for loan losses of $1,600,000 and $1,500,000 was recorded during the six months ended March 31, 2017 and March 31, 2016, respectively. Reserving for new loan originations as the loan portfolio grows has been largely offset by recoveries of previously charged-off loans. Recoveries, net of charge-offs, totaled $10,512,000 for the six months ended March 31, 2017, compared with $4,590,000 of net recoveries for the same period one year ago.

Other Income: The three months ended March 31, 2017 results include total other income of $10,136,000 compared to $10,729,000 for the same period one year ago. The six months ended March 31, 2017 results include total other income of $22,032,000 compared to $21,364,000 for the same period one year ago. The increase during the six months ended March 31, 2017 is primarily due to $968,000 gain on sale of investment securities. Deposit fee income was $10,089,000 for the six months ended March 31, 2017 compared to $11,267,000 for the six months ended March 31, 2016.

Other Expense: The three months ended March 31, 2017 results include total other expense of $57,467,000 compared to $59,226,000 for the same period one year ago. The six months ended March 31, 2017 results include total other expense of $111,808,000 compared to $123,735,000 for the same period one year ago, a $11,927,000 or 9.6% decrease. The decrease for the six months ended March 31, 2017 is primarily due to approximately $6,600,000 of expenses recognized during the quarter ended December 31, 2016 that related to the Company's November 2015 conversion of its core systems. Additionally, product delivery costs declined by $2,967,000 from the prior year and this was mostly attributable to benefits from the new system and related process efficiencies. The number of staff, including part-time employees on a full-time equivalent basis, was 1,797 and 1,837 at March 31, 2017 and 2016, respectively. Total other expense for the six months ended ended March 31, 2017 and 2016 equaled 1.50% and 1.70%, respectively, of average assets.

Gain (Loss) on Real Estate Owned: Gains recognized on real estate owned was a net gain of $795,000 for the three months ended March 31, 2017, compared to $3,894,000 for the same period one year ago. Gains recognized on real estate owned was a net gain of $1,193,000 for the six months ended March 31, 2017, compared to $5,314,000 for the same period one year ago. The decreases during these periods were due to fewer REO sales.

Income Tax Expense: Income tax expense totaled $20,721,000 for the three months ended March 31, 2017, as compared to $21,499,000 for the same period one year ago. Income tax expense totaled $40,580,000 for the six months ended March 31, 2017, as compared to $40,816,000 for the same period one year ago. The effective tax rate for the six months ended March 31, 2017 was 32.75% while for the period ended March 31, 2016 it was 34.70%. The decline in the effective tax rate from the prior period is primarily due to increased investments in bank owned life insurance, low income housing tax credit partnerships and tax exempt loans.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (2)
January 1, 2017 to January 31, 2017	—	$—	—	4,231,553
February 1, 2017 to February 28, 2017	477	33.55	477	4,231,076
March 1, 2017 to March 31, 2017	—	—	—	4,231,076
Total	477	$33.55	477	4,231,076
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

(2)
Does not reflect TARP warrants that were repurchased during the six months ended March 31, 2017 that Management also counts against the maximum number of shares that may be repurchased under the Plan. Net of such repurchased warrants, there are 4,157,081 shares remaining under the Plan for repurchase.

Item 3.        Defaults Upon Senior Securities
Not applicable

Item 4.        Mine Safety Disclosures
Not applicable

Item 5.        Other Information
Not applicable

Item 6.        Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer
	31.2	Section 302 Certification by the Chief Financial Officer
	32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer
	101	Financial Statements from the Company’s Form 10-Q for the three months ended March 31, 2017 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2017	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL President & Chief Executive Officer

May 3, 2017	/S/ VINCENT L. BEATTY
VINCENT L. BEATTY Senior Vice President and Chief Financial Officer

May 3, 2017	/S/ CORY D. STEWART
CORY D. STEWART Senior Vice President and Principal Accounting Officer