Form 10-Q
period 2017-06-30
WASHINGTON FEDERAL INC
filed 2017-07-28
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	July 26, 2017
Common stock, $1.00 par value	88,425,970

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	June 30, 2017	September 30, 2016
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$359,252	$450,368
Available-for-sale securities, at fair value	1,270,414	1,922,894
Held-to-maturity securities, at amortized cost	1,651,528	1,417,599
Loans receivable, net of allowance for loan losses of $122,229 and $113,494	10,654,425	9,910,920
Interest receivable	38,926	37,669
Premises and equipment, net	269,511	281,951
Real estate owned	19,112	29,027
FHLB and FRB stock	124,990	117,205
Bank owned life insurance	211,100	208,123
Intangible assets, including goodwill of $291,503	295,695	296,989
Federal and state income tax assets, net	—	16,047
Other assets	189,045	199,271
	$15,083,998	$14,888,063
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$6,203,950	$6,005,592
Time deposit accounts	4,430,328	4,595,260
	10,634,278	10,600,852
FHLB advances	2,275,000	2,080,000
Advance payments by borrowers for taxes and insurance	33,701	42,898
Accrued expenses and other liabilities	119,833	188,582
	13,062,812	12,912,332
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 134,946,383 and 134,307,818 shares issued; 88,750,133 and 89,680,847 shares outstanding	134,947	134,308
Additional paid-in capital	1,659,953	1,648,388
Accumulated other comprehensive income (loss), net of taxes	2,478	(11,156)
Treasury stock, at cost; 46,196,250 and 44,626,971 shares	(786,156)	(739,686)
Retained earnings	1,009,964	943,877
	2,021,186	1,975,731
	$15,083,998	$14,888,063

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except share data)		(In thousands, except share data)
INTEREST INCOME
Loans receivable	$117,457	$113,728	$348,326	$339,802
Mortgage-backed securities	15,992	15,297	45,007	49,130
Investment securities and cash equivalents	4,267	4,710	13,345	14,990
	137,716	133,735	406,678	403,922
INTEREST EXPENSE
Customer accounts	12,764	13,274	38,173	39,062
FHLB advances	16,337	16,221	49,011	47,426
	29,101	29,495	87,184	86,488
Net interest income	108,615	104,240	319,494	317,434
Provision (release) for loan losses	—	(1,650)	(1,600)	(3,150)
Net interest income after provision (release) for loan losses	108,615	105,890	321,094	320,584

OTHER INCOME
Gain on sale of investment securities	—	—	968	—
Loan fee income	889	1,101	3,310	3,784
Deposit fee income	5,714	5,297	15,803	16,564
Other income	7,319	4,088	15,873	11,502
	13,922	10,486	35,954	31,850

OTHER EXPENSE
Compensation and benefits	28,947	27,333	84,774	86,217
Occupancy	8,829	8,515	26,370	26,075
FDIC insurance premiums	2,842	2,869	8,591	8,243
Product delivery	3,246	3,822	10,096	13,639
Information technology	6,617	7,669	19,754	23,832
Other expense	6,581	6,097	19,285	22,034
	57,062	56,305	168,870	180,040
Gain (loss) on real estate owned, net	(124)	5,087	1,069	10,401
Income before income taxes	65,351	65,158	189,247	182,795
Income tax expense	21,239	22,154	61,819	62,970
NET INCOME	$44,112	$43,004	$127,428	$119,825

PER SHARE DATA
Basic earnings per share	$0.49	$0.47	$1.43	$1.30
Diluted earnings per share	0.49	0.47	1.42	1.30
Dividends paid on common stock per share	0.15	0.14	0.69	0.41
Basic weighted average number of shares outstanding	89,199,823	90,928,847	89,297,471	91,901,632
Diluted weighted average number of shares outstanding	89,497,264	91,468,662	89,653,955	92,393,644

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
Net income	$44,112	$43,004	$127,428	$119,825

Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sale investment securities	3,171	(965)	(8,224)	(4,409)
Reclassification adjustment of net gain (loss) from sale
of available-for-sale securities included in net income	—	—	968	—
Related tax benefit (expense)	(1,165)	355	2,667	1,620
	2,006	(610)	(4,589)	(2,789)

Net unrealized gain (loss) on long-term borrowing hedge	(2,856)	(10,290)	28,810	(20,978)
Related tax benefit (expense)	1,049	3,782	(10,587)	7,709
	(1,807)	(6,508)	18,223	(13,269)

Other comprehensive income (loss) net of tax	199	(7,118)	13,634	(16,058)
Comprehensive income	$44,311	$35,886	$141,062	$103,767

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2016	$134,308	$1,648,388	$943,877	$(11,156)	$(739,686)	$1,975,731
Net income			127,428			127,428
Other comprehensive income (loss)				13,634		13,634
Dividends on common stock			(61,341)			(61,341)
Proceeds from exercise of common stock options	309	6,769				7,078
Restricted stock expense	105	5,021				5,126
Exercise of stock warrants	225	(225)				—
Treasury stock acquired					(46,470)	(46,470)
Balance at June 30, 2017	$134,947	$1,659,953	$1,009,964	$2,478	$(786,156)	$2,021,186

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2015	$133,696	$1,643,712	$829,754	$353	$(651,836)	$1,955,679
Net income			119,825			119,825
Other comprehensive income (loss)				(16,058)		(16,058)
Dividends on common stock			(37,415)			(37,415)
Compensation expense related to common stock options		900				900
Proceeds from exercise of common stock options	300	6,020				6,320
Restricted stock expense	149	2,833				2,982
Treasury stock acquired					(70,048)	(70,048)
Balance at June 30, 2016	$134,145	$1,653,465	$912,164	$(15,705)	$(721,884)	$1,962,185

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$127,428	$119,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion, net	29,602	22,595
Cash received from (paid to) FDIC under loss share	813	1,826
Stock based compensation	5,126	3,882
Provision (release) for loan losses	(1,600)	(3,150)
Loss (gain) on sale of investment securities	(968)	—
Decrease (increase) in accrued interest receivable	(1,257)	3,541
Decrease (increase) in federal and state income tax receivable	16,047	7,654
Decrease (increase) in cash surrender value of bank owned life insurance	(4,907)	(3,881)
Gain on bank owned life insurance	(4,983)	—
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(1,691)	(14,536)
Decrease (increase) in other assets	6,618	(13,895)
Increase (decrease) in accrued expenses and other liabilities	(47,859)	45,594
Net cash provided by (used in) operating activities	122,369	169,455
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(668,413)	(407,641)
Loans purchased	(72,856)	(51,646)
FHLB & FRB stock purchased	(93,009)	(36,347)
FHLB & FRB stock redemption	85,224	26,340
Available-for-sale securities purchased	—	(50,742)
Principal payments and maturities of available-for-sale securities	290,243	452,948
Proceeds on available-for-sale securities sold	350,890	—
Held-to-maturity securities purchased	(415,729)	—
Principal payments and maturities of held-to-maturity securities	176,333	146,211
Proceeds from sales of real estate owned	13,780	53,573
Proceeds from settlement of bank owned life insurance	6,913	—
Purchase of bank owned life insurance	—	(100,000)
Proceeds from sales of premises and equipment	3,956	—
Premises and equipment purchased and REO improvements	(9,541)	(35,276)
Net cash provided by (used in) investing activities	(332,209)	(2,580)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	33,654	(52,711)
Proceeds from borrowings	2,325,000	918,000
Repayments of borrowings	(2,130,000)	(668,000)
Proceeds from exercise of common stock options	7,078	6,320
Dividends paid on common stock	(61,341)	(37,415)
Treasury stock purchased	(46,470)	(70,048)
Increase (decrease) in advance payments by borrowers for taxes and insurance	(9,197)	(17,015)
Net cash provided by (used in) financing activities	118,724	79,131
Increase (decrease) in cash and cash equivalents	(91,116)	246,006
Cash and cash equivalents at beginning of period	450,368	284,049
Cash and cash equivalents at end of period	$359,252	$530,055
(CONTINUED)

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2017	2016
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$2,323	$13,147
Non-cash financing activities
Stock issued upon exercise of warrants	7,546	—
Cash paid during the period for
Interest	82,919	86,007
Income taxes	33,228	47,289

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A – Summary of Significant Accounting Policies
Nature of Operations - Washington Federal, Inc. is a Washington corporation headquartered in Seattle, Washington. The Company is a bank holding company that conducts its operations through a federally-insured national bank subsidiary. The Bank is principally engaged in the business of holding deposits from the general public and investing these funds, together with borrowings and other funds, in one-to-four family residential mortgage and construction loans, home equity loans, lines of credit, commercial real estate loans, commercial and industrial loans, multi-family and other forms of real estate loans. As used throughout this document, the terms "Washington Federal" or the "Company" refer to Washington Federal, Inc. and its consolidated subsidiaries and the term "Bank" refers to the operating subsidiary Washington Federal, National Association.
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
Off-Balance-Sheet Credit Exposures – The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $1,752,652,000 and $1,278,829,000 at June 30, 2017 and September 30, 2016, respectively. The Company estimates losses on off-balance-sheet credit exposures by allocating a loss percentage derived from historical loss factors for each asset class.

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

NOTE C – Dividends and Share Repurchases

On May 19, 2017, the Company paid a regular dividend on common stock of $0.15 per share, which represented the 137th consecutive quarterly cash dividend. Dividends per share were $0.15 and $0.14 for the quarters ended June 30, 2017 and 2016, respectively. On July 24, 2017, the Company declared a regular dividend on common stock of $0.15 per share, which represents its 138th consecutive quarterly cash dividend. This dividend will be paid on August 18, 2017 to common shareholders of record on August 4, 2017.

For the three months ended June 30, 2017, the Company repurchased 811,034 shares at an average price of $32.14. Additionally, 100,860 shares of common stock were issued during the three months ended June 30, 2017 to investors that exercised warrants previously issued as part of the 2008 Troubled Asset Relief Program ("TARP"). As of June 30, 2017, 335,496 such warrants remain outstanding. Net of warrant repurchase and exercise activity, there are 3,245,187 remaining shares authorized to be repurchased under the current Board approved share repurchase program.

NOTE D – Loans Receivable

The following table is a summary of loans receivable.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30, 2017		September 30, 2016
	(In thousands)		(In thousands)
Gross loans by category
Single-family residential	$5,687,850	47.9%	$5,658,830	51.7%
Construction	1,436,874	12.1	1,110,411	10.1
Construction - custom	561,260	4.7	473,069	4.3
Land - acquisition & development	119,524	1.0	118,497	1.1
Land - consumer lot loans	101,626	0.9	104,567	1.0
Multi-family	1,263,187	10.6	1,124,290	10.3
Commercial real estate	1,346,006	11.3	1,093,639	10.0
Commercial & industrial	1,116,860	9.4	978,589	8.9
HELOC	148,584	1.3	149,716	1.4
Consumer	95,775	0.8	139,000	1.3
Total gross loans	11,877,546	100%	10,950,608	100%
Less:
Allowance for loan losses	122,229		113,494
Loans in process	1,054,513		879,484
Net deferred fees, costs and discounts	46,379		46,710
Total loan contra accounts	1,223,121		1,039,688
Net loans	$10,654,425		$9,910,920

The following table sets forth information regarding non-accrual loans.

	June 30, 2017		September 30, 2016
	(In thousands)
Non-accrual loans:
Single-family residential	$32,613	57.9%	$33,148	78.2%
Construction - custom	536	1.0	—	—
Land - acquisition & development	71	0.1	58	0.1
Land - consumer lot loans	1,066	1.9	510	1.2
Multi-family	682	1.2	776	1.8
Commercial real estate	12,983	23.0	7,100	16.7
Commercial & industrial	8,254	14.6	583	1.4
HELOC	181	0.3	239	0.6
Consumer	22	—	—	—
Total non-accrual loans	$56,408	100%	$42,414	100%

The Company recognized interest income on non-accrual loans of approximately $4,721,000 in the nine months ended June 30, 2017. Had these loans been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $1,727,000 for the nine months ended June 30, 2017. Interest cash flows collected on non-accrual loans varies from period to period as those loans are brought current or are paid off.

For acquired loans included in the non-accrual loan table above, interest income is still recognized on such loans through accretion of the difference between the carrying amount of the loans and the expected cash flows.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide details regarding delinquent loans.

June 30, 2017	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total Delinquent
	(In thousands)
Single-family residential	$5,687,169	$5,642,516	$9,307	$7,004	$28,342	$44,653	0.79%
Construction	683,273	682,587	—	686	—	686	0.10
Construction - custom	269,612	269,076	—	—	536	536	0.20
Land - acquisition & development	111,057	110,934	—	—	123	123	0.11
Land - consumer lot loans	101,584	100,969	36	300	279	615	0.61
Multi-family	1,263,143	1,262,814	139	190	—	329	0.03
Commercial real estate	1,345,986	1,343,075	325	1,728	858	2,911	0.22
Commercial & industrial	1,116,854	1,114,182	1,599	500	574	2,673	0.24
HELOC	148,581	147,090	808	647	36	1,491	1.00
Consumer	95,774	95,390	267	95	22	384	0.40
Total Loans	$10,823,033	$10,768,633	$12,481	$11,150	$30,770	$54,401	0.50%
Delinquency %		99.50%	0.12%	0.10%	0.28%	0.50%

September 30, 2016	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total Delinquent
	(In thousands)
Single-family residential	$5,658,122	$5,601,457	$20,916	$5,271	$30,478	$56,665	1.00%
Construction	498,450	498,450	—	—	—	—	—
Construction - custom	229,957	229,419	538	—	—	538	0.23
Land - acquisition & development	94,928	94,928	—	—	—	—	—
Land - consumer lot loans	104,534	102,472	816	687	559	2,062	1.97
Multi-family	1,124,290	1,122,307	1,190	399	394	1,983	0.18
Commercial real estate	1,093,549	1,088,680	69	325	4,475	4,869	0.45
Commercial & industrial	978,582	978,540	—	42	—	42	—
HELOC	149,713	148,513	763	164	273	1,200	0.80
Consumer	138,999	138,078	715	126	80	921	0.66
Total Loans	$10,071,124	$10,002,844	$25,007	$7,014	$36,259	$68,280	0.68%
Delinquency %		99.32%	0.25%	0.07%	0.36%	0.68%

The percentage of total delinquent loans decreased from 0.68% as of September 30, 2016 to 0.50% as of June 30, 2017 and there are no loans greater than 90 days delinquent and still accruing interest as of either date.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information related to loans that were restructured in a troubled debt restructuring ("TDR") during the periods presented:

	Three Months Ended June 30,
	2017			2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-family residential	11	$1,836	$1,836	7	$1,492	$1,492
Commercial real estate	—	—	—	2	1,558	1,558
	11	$1,836	$1,836	9	$3,050	$3,050

	Nine Months Ended June 30,
	2017			2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-family residential	31	$5,682	$5,682	17	$3,322	$3,322
Land - consumer lot loans	1	204	204	—	—	—
Commercial real estate	—	—	—	7	2,523	2,523
HELOC	1	228	228	—	—	—
	33	$6,114	$6,114	24	$5,845	$5,845

The following tables provide information on payment defaults occurring during the periods presented where the loan had been modified in a TDR within 12 months of the payment default.

	Three Months Ended June 30,
	2017		2016
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
TDRs That Subsequently Defaulted:
Single-family residential	3	$401	3	$1,570
Construction	—	—	1	279
Land - consumer lot loans	—	—	2	204
Commercial real estate	—	—	1	174
	3	$401	7	$2,227

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended June 30,
	2017		2016
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
TDRs That Subsequently Defaulted:
Single-family residential	16	$3,586	14	$3,108
Construction	—	—	1	279
Land - consumer lot loans	—	—	4	498
Commercial real estate	2	267	2	326
	18	$3,853	21	$4,211

Most loans restructured in TDRs are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. As of June 30, 2017, 96.3% of the Company's $223,558,000 in TDRs were classified as performing. Each request for modification is individually evaluated for merit and likelihood of success. The concession granted in a loan modification is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty four months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of June 30, 2017, single-family residential loans comprised 88.0% of TDRs.

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

The remaining outstanding balance of covered loans was $23,094,000 at June 30, 2017 compared to $28,974,000 as of September 30, 2016. The FDIC loss share coverage for single family residential loans related to the Horizon Bank and Home Valley Bank acquisitions will continue for another three years.

The following table shows activity for the FDIC indemnification asset:

	Nine Months Ended June 30, 2017	Twelve Months Ended September 30, 2016
	(In thousands)
Balance at beginning of period	$12,769	$16,275
Payments made (received)	(813)	(1,730)
Amortization	(2,979)	(2,012)
Accretion	183	236
Balance at end of period	$9,160	$12,769

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans
The following tables summarize the activity in the allowance for loan losses.

Three Months Ended June 30, 2017	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$37,164	$(267)	$81	$1,133	$38,111
Construction	25,061	—	—	(3,195)	21,866
Construction - custom	1,176	—	—	714	1,890
Land - acquisition & development	6,669	—	863	(315)	7,217
Land - consumer lot loans	2,513	—	118	(83)	2,548
Multi-family	7,929	—	—	(17)	7,912
Commercial real estate	10,772	—	164	411	11,347
Commercial & industrial	28,365	—	154	653	29,172
HELOC	826	—	1	50	877
Consumer	1,447	(144)	282	(296)	1,289
	$121,922	$(411)	$1,663	$(945)	$122,229

Three Months Ended June 30, 2016	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$41,828	$(634)	$162	$(675)	$40,681
Construction	15,726	—	207	1,729	17,662
Construction - custom	1,022	—	60	(54)	1,028
Land - acquisition & development	7,252	(31)	2,741	(3,240)	6,722
Land - consumer lot loans	2,466	(26)	5	59	2,504
Multi-family	6,784	—	—	137	6,921
Commercial real estate	7,783	—	454	(94)	8,143
Commercial & industrial	23,824	(150)	6	716	24,396
HELOC	828	(27)	—	55	856
Consumer	2,406	(307)	437	(433)	2,103
	$109,919	$(1,175)	$4,072	$(1,800)	$111,016

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nine Months Ended June 30, 2017	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$37,796	$(763)	$455	$623	$38,111
Construction	19,838	—	—	2,028	21,866
Construction - custom	1,080	(3)	—	813	1,890
Land - acquisition & development	6,023	(63)	9,092	(7,835)	7,217
Land - consumer lot loans	2,535	(17)	368	(338)	2,548
Multi-family	6,925	—	—	987	7,912
Commercial real estate	8,588	(11)	1,684	1,086	11,347
Commercial & industrial	28,008	(163)	1,096	231	29,172
HELOC	813	(90)	2	152	877
Consumer	1,888	(798)	975	(776)	1,289
	$113,494	$(1,908)	$13,672	$(3,029)	$122,229

Nine Months Ended June 30, 2016	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$47,347	$(2,800)	$2,739	$(6,605)	$40,681
Construction	6,680	—	357	10,625	17,662
Construction - custom	990	(60)	60	38	1,028
Land - acquisition & development	5,781	(31)	6,148	(5,176)	6,722
Land - consumer lot loans	2,946	(701)	5	254	2,504
Multi-family	5,304	—	—	1,617	6,921
Commercial real estate	8,960	(32)	1,569	(2,354)	8,143
Commercial & industrial	24,980	(729)	597	(452)	24,396
HELOC	902	(54)	21	(13)	856
Consumer	2,939	(827)	1,226	(1,235)	2,103
	$106,829	$(5,234)	$12,722	$(3,301)	$111,016

The Company recorded no provision for loan losses during the three months ended June 30, 2017, compared to a $1,650,000 release of allowance for loan losses recorded during the three months ended June 30, 2016. A release of allowance for loan losses of $1,600,000 and $3,150,000 was recorded during the nine months ended June 30, 2017 and June 30, 2016, respectively. Recoveries, net of charge-offs, totaled $1,252,000 for the three months ended June 30, 2017, compared with $2,897,000 of net recoveries for the same period one year ago. Recoveries, net of charge-offs, totaled $11,764,000 for the nine months ended June 30, 2017, compared with $7,488,000 of net recoveries for the same period one year ago. Reserving for new loan originations as the loan portfolio grows has been largely offset by recoveries of previously charged-off loans.
Non-performing assets were $75,520,000, or 0.50%, of total assets at June 30, 2017, compared to $71,441,000, or 0.48%, of total assets at September 30, 2016. Non-accrual loans were $56,408,000 at June 30, 2017, compared to $42,414,000 at September 30, 2016. Delinquencies, as a percent of total loans, were 0.50% at June 30, 2017, compared to 0.68% at September 30, 2016.

The reserve for unfunded commitments was $6,550,000 as of June 30, 2017, which is an increase from $3,235,000 at September 30, 2016.

Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $128,779,000, or 1.08% of gross loans as of June 30, 2017, is sufficient to absorb estimated inherent losses.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves.

June 30, 2017	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans (1)	Ratio	Allowance Allocation	Recorded Investment of Loans (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$38,111	$5,691,480	0.7%	$—	$5,728	—%
Construction	21,866	683,273	3.2	—	—	—
Construction - custom	1,890	269,508	0.7	—	105	—
Land - acquisition & development	7,215	110,709	6.5	2	189	1.1
Land - consumer lot loans	2,548	92,657	2.7	—	177	—
Multi-family	7,908	1,262,646	0.6	4	497	0.8
Commercial real estate	11,214	1,302,211	0.9	133	17,162	0.8
Commercial & industrial	29,172	1,116,745	2.6	—	34	—
HELOC	877	145,675	0.6	—	215	—
Consumer	1,289	95,666	1.3	—	—	—
	$122,090	$10,770,570	1.1%	$139	$24,107	0.6%

(1)	Excludes $28 million in acquired loans with discounts sufficient to cover incurred losses.

September 30, 2016	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans (1)	Ratio	Allowance Allocation	Recorded Investment of Loans (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$37,536	$5,585,912	0.7%	$260	$19,629	1.3%
Construction	19,838	498,450	4.0	—	—	—
Construction - custom	1,080	229,298	0.5	—	330	—
Land - acquisition & development	6,022	90,850	6.6	2	850	0.2
Land - consumer lot loans	2,535	92,828	2.7	—	558	—
Multi-family	6,911	1,091,974	0.6	13	1,505	0.9
Commercial real estate	8,497	957,380	0.9	91	11,157	0.8
Commercial & industrial	28,008	966,930	2.9	—	—	—
HELOC	813	133,203	0.6	—	239	—
Consumer	1,888	137,315	1.4	—	3	—
	$113,128	$9,784,140	1.2%	$366	$34,271	1.1%
(1) Excludes $214 million in acquired impaired loans and covered loans with discounts sufficient to cover incurred losses.
As of June 30, 2017, $122,090,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $139,000 was specific reserves on loans deemed to be individually impaired. As of September 30, 2016, $113,128,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $366,000 was specific reserves on loans deemed to be individually impaired.

The Company has an asset quality review function that analyzes its loan portfolio and reports the results of the review to the Board of Directors on a quarterly basis. The single-family residential, HELOC and consumer portfolios are evaluated based on their performance as a pool of loans, since no single loan is individually significant or judged by its risk rating, size or potential risk of loss. The construction, land, multi-family, commercial real estate and commercial and industrial loans are risk rated on a loan by

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

loan basis to determine the relative risk inherent in specific borrowers or loans. Based on that risk rating, the loans are assigned a grade and classified as follows:

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on loans based on risk rating categories as defined above.

June 30, 2017	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands)
Loan type
Single-family residential	$5,642,507	$—	$45,343	$—	$—	$5,687,850
Construction	1,427,443	5,876	3,555	—	—	1,436,874
Construction - custom	560,724	—	536	—	—	561,260
Land - acquisition & development	117,004	207	2,313	—	—	119,524
Land - consumer lot loans	100,436	—	1,190	—	—	101,626
Multi-family	1,248,315	3,191	11,681	—	—	1,263,187
Commercial real estate	1,305,769	4,303	35,934	—	—	1,346,006
Commercial & industrial	1,083,039	20,450	13,371	—	—	1,116,860
HELOC	148,063	—	521	—	—	148,584
Consumer	95,748	—	27	—	—	95,775
Total gross loans	$11,729,048	$34,027	$114,471	$—	$—	$11,877,546

Total grade as a % of total gross loans	98.7%	0.3%	1.0%	—%	—%

September 30, 2016	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands)
Loan type
Single-family residential	$5,607,521	$—	$51,309	$—	$—	$5,658,830
Construction	1,098,549	8,595	3,267	—	—	1,110,411
Construction - custom	473,069	—	—	—	—	473,069
Land - acquisition & development	111,225	—	7,272	—	—	118,497
Land - consumer lot loans	103,528	—	1,039	—	—	104,567
Multi-family	1,117,437	3,237	3,616	—	—	1,124,290
Commercial real estate	1,033,880	13,446	46,313	—	—	1,093,639
Commercial & industrial	930,776	7,207	40,606	—	—	978,589
HELOC	149,195	—	521	—	—	149,716
Consumer	138,917	—	83	—	—	139,000
Total gross loans	$10,764,097	$32,485	$154,026	$—	$—	$10,950,608

Total grade as a % of total gross loans	98.3%	0.3%	1.4%	—%	—%

The balance of loans internally graded as 'substandard' above includes $23,299,000 as of June 30, 2017 and $35,910,000 as of September 30, 2016 of acquired loans and covered loans.

The following tables provide information on gross loans based on borrower payment activity.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2017	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,655,238	99.4%	$32,613	0.6%
Construction	1,436,873	100.0	—	—
Construction - custom	560,724	99.9	536	0.1
Land - acquisition & development	119,453	99.9	71	0.1
Land - consumer lot loans	100,560	99.0	1,066	1.0
Multi-family	1,262,505	99.9	682	0.1
Commercial real estate	1,333,023	99.0	12,983	1.0
Commercial & industrial	1,108,606	99.3	8,254	0.7
HELOC	148,403	99.9	181	0.1
Consumer	95,753	99.9	22	0.1
	$11,821,138	99.5%	$56,408	0.5%

September 30, 2016	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,625,682	99.4%	$33,148	0.6%
Construction	1,110,411	100.0	—	—
Construction - custom	473,069	100.0	—	—
Land - acquisition & development	118,439	99.9	58	0.1
Land - consumer lot loans	104,057	99.5	510	0.5
Multi-family	1,123,583	99.9	776	0.1
Commercial real estate	1,086,470	99.3	7,100	0.7
Commercial & industrial	978,006	99.9	583	0.1
HELOC	149,477	99.8	239	0.2
Consumer	139,000	100.0	—	—
	$10,908,194	99.6%	$42,414	0.4%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on impaired loan balances and the related allowances by loan types.

June 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
Impaired loans with no related allowance recorded:
Single-family residential	$24,487	$26,942	$—		$17,683
Construction - custom	711	715	—		436
Land - acquisition & development	123	8,234	—		123
Land - consumer lot loans	212	332	—		214
Multi-family	682	3,954	—		915
Commercial real estate	11,371	19,725	—		10,417
Commercial & industrial	8,529	14,659	—		8,440
HELOC	251	1,363	—		277
Consumer	19	1,499	—		34
	46,385	77,423	—		38,539
Impaired loans with an allowance recorded:
Single-family residential	196,489	200,820	4,761		196,739
Land - acquisition & development	190	190	2		237
Land - consumer lot loans	8,837	9,542	—		9,061
Multi-family	497	497	4		505
Commercial real estate	15,907	17,505	133		16,002
Commercial & industrial	127	127	—		127
HELOC	1,409	1,484	—		1,411
Consumer	102	289	—		105
	223,558	230,454	4,900	(1)	224,187
Total impaired loans:
Single-family residential	220,976	227,762	4,761		214,422
Construction - custom	711	715	—		436
Land - acquisition & development	313	8,424	2		360
Land - consumer lot loans	9,049	9,874	—		9,275
Multi-family	1,179	4,451	4		1,420
Commercial real estate	27,278	37,230	133		26,419
Commercial & industrial	8,656	14,786	—		8,567
HELOC	1,660	2,847	—		1,688
Consumer	121	1,788	—		139
	$269,943	$307,877	$4,900	(1)	$262,726

(1)	Includes $139,000 of specific reserves and $4,761,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2016	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
Impaired loans with no related allowance recorded:
Single-family residential	$9,627	$11,366	$—		$6,511
Land - acquisition & development	138	9,001	—		614
Land - consumer lot loans	499	609	—		317
Multi-family	394	3,972	—		638
Commercial real estate	11,741	21,301	—		6,260
Commercial & industrial	1,030	3,082	—		863
HELOC	209	315	—		165
Consumer	74	550	—		111
	23,712	50,196	—		15,479
Impaired loans with an allowance recorded:
Single-family residential	228,186	232,595	3,809		216,632
Land - acquisition & development	1,154	2,094	1		1,766
Land - consumer lot loans	9,630	10,678	1		9,548
Multi-family	1,505	1,505	13		1,522
Commercial real estate	19,434	22,848	91		19,311
HELOC	1,506	1,521	—		1,413
Consumer	116	306	—		100
	261,531	271,547	3,915	(1)	250,292
Total impaired loans:
Single-family residential	237,813	243,961	3,809		223,143
Land - acquisition & development	1,292	11,095	1		2,380
Land - consumer lot loans	10,129	11,287	1		9,865
Multi-family	1,899	5,477	13		2,160
Commercial real estate	31,175	44,149	91		25,571
Commercial & industrial	1,030	3,082	—		863
HELOC	1,715	1,836	—		1,578
Consumer	190	856	—		211
	$285,243	$321,743	$3,915	(1)	$265,771

(1)	Includes $366,000 of specific reserves and $3,549,000 included in the general reserves.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis.

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
Equity securities	$522	$—	$—	$522
U.S. government and agency securities	—	222,245	—	222,245
Municipal bonds	—	26,736	—	26,736
Corporate debt securities	—	211,209	—	211,209
Mortgage-backed securities
Agency pass-through certificates	—	801,393	—	801,393
Commercial MBS	—	8,309	—	8,309
Total available-for-sale securities	522	1,269,892	—	1,270,414
Interest rate contracts	—	1,342	—	1,342
Total financial assets	$522	$1,271,234	$—	$1,271,756

Financial Liabilities
Interest rate contracts	$—	$1,342	$—	$1,342
Commercial loan hedges	—	154	—	154
Borrowings hedges	—	2,536	—	2,536
Total financial liabilities	$—	$4,032	$—	$4,032
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the nine months ended June 30, 2017.

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

When management determines that the fair value of the collateral or the real estate owned requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the impaired loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2017 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at June 30, 2017 and June 30, 2016, and the total gains (losses) resulting from those fair value adjustments for the three and nine months ended June 30, 2017 and June 30, 2016. The estimated fair value measurements are shown gross of estimated selling costs.

	June 30, 2017				Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$—	$—	$7,807	$7,807	$(305)	$(1,666)
Real estate owned (2)	—	—	9,777	9,777	(467)	(1,087)
Balance at end of period	$—	$—	$17,584	$17,584	$(772)	$(2,753)

(1)	The gains (losses) represent remeasurements of collateral-dependent loans.

(2)	The gains (losses) represent aggregate writedowns and charge-offs on REO.

	June 30, 2016				Three Months Ended June 30, 2016	Nine Months Ended June 30, 2016
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$—	$—	$15,724	$15,724	$(692)	$(3,762)
Real estate owned (2)	—	—	19,853	19,853	(614)	(2,944)
Balance at end of period	$—	$—	$35,577	$35,577	$(1,306)	$(6,706)

(1)	The gains (losses) represent remeasurements of collateral-dependent loans.

(2)	The gains (losses) represent aggregate writedowns and charge-offs on REO.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		June 30, 2017		September 30, 2016
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$359,252	$359,252	$450,368	$450,368
Available-for-sale securities
Equity securities	1	522	522	101,824	101,824
U.S. government and agency securities	2	222,245	222,245	259,351	259,351
Municipal bonds	2	26,736	26,736	27,670	27,670
Corporate debt securities	2	211,209	211,209	461,138	461,138
Mortgage-backed securities
Agency pass-through certificates	2	801,393	801,393	993,041	993,041
Commercial MBS	2	8,309	8,309	79,870	79,870
Total available-for-sale securities		1,270,414	1,270,414	1,922,894	1,922,894
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	1,651,528	1,630,745	1,417,599	1,441,556
Total held-to-maturity securities		1,651,528	1,630,745	1,417,599	1,441,556

Loans receivable	3	10,654,425	11,046,152	9,910,920	10,414,794
FDIC indemnification asset	3	8,745	9,160	12,769	12,095
FHLB and FRB stock	2	124,990	124,990	117,205	117,205
Other assets - interest rate contracts	2	1,342	1,342	20,895	20,895

Financial liabilities
Customer accounts	2	10,634,278	10,208,813	10,600,852	10,184,321
FHLB advances	2	2,275,000	2,319,974	2,080,000	2,184,671
Other liabilities - interest rate contracts	2	1,342	1,342	20,895	20,895
Other liabilities - commercial loan hedges	2	154	154	3,312	3,312
Other liabilities - borrowings hedges	2	2,536	2,536	31,347	31,347
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
Commercial loan hedges – The fair value of the interest rate swaps are estimated by a third party pricing service using a discounted cash flow technique.
Borrowings hedges – The fair value of the interest rate swaps are estimated by a third party pricing service using a discounted cash flow technique.
The following tables provide a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities.

	June 30, 2017
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$9,300	$352	$—	$9,652	10.38%
1 to 5 years	9,933	3	—	9,936	1.46
5 to 10 years	55,202	—	(944)	54,258	1.95
Over 10 years	149,205	107	(913)	148,399	1.89
Equity securities due
1 to 5 years	500	22	—	522	1.80
Corporate debt securities due
Within 1 year	28,094	18	(1)	28,111	2.07
1 to 5 years	63,587	1,621	—	65,208	2.85
5 to 10 years	119,959	—	(2,069)	117,890	2.56
Municipal bonds due
1 to 5 years	2,337	14	—	2,351	1.23
5 to 10 years	1,359	60	—	1,419	2.05
Over 10 years	20,348	2,618	—	22,966	6.45
Mortgage-backed securities
Agency pass-through certificates	795,786	8,553	(2,946)	801,393	2.87
Commercial MBS	8,350	—	(41)	8,309	3.23
	1,263,960	13,368	(6,914)	1,270,414	2.77
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,651,528	5,088	(25,871)	1,630,745	3.17
	$2,915,488	$18,456	$(32,785)	$2,901,159	2.97%

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

For available-for-sale investment securities, there were sales totaling $350,890,000 during the nine months ended June 30, 2017 and no sales during the nine months ended June 30, 2016. There were no purchases of available-for-sale investment securities during the nine months ended June 30, 2017 and purchases of $50,742,000 during the nine months ended June 30, 2016. For held-to-maturity investment securities, there were purchases totaling $415,729,000 during the nine months ended June 30, 2017 and no purchases during the nine months ended June 30, 2016. There were no sales of held-to-maturity investment securities during either period. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.
The following tables show the unrealized gross losses and fair value of securities as of June 30, 2017 and September 30, 2016, by length of time that individual securities in each category have been in a continuous loss position. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other than temporarily impaired.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2017	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate debt securities	$(257)	$54,743	$(1,812)	$68,147	$(2,069)	122,890
U.S. government and agency securities	(452)	24,750	(1,406)	147,589	(1,858)	172,339
Agency pass-through certificates	(22,365)	1,314,631	(6,493)	337,469	(28,858)	1,652,100
	$(23,074)	$1,394,124	$(9,711)	$553,205	$(32,785)	$1,947,329

September 30, 2016	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate debt securities	$—	$—	$(2,582)	$100,467	$(2,582)	$100,467
U.S. government and agency securities	(11)	3,167	(5,638)	220,613	(5,649)	223,780
Agency pass-through certificates	(1,278)	301,030	(2,417)	232,407	(3,695)	533,437
	$(1,289)	$304,197	$(10,637)	$553,487	$(11,926)	$857,684

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The Bank periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Bank retains a variable rate loan. Under these agreements, the Bank enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Bank enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The Bank had $984,549,000 and $840,935,000 notional in interest rate swaps to hedge this exposure as of June 30, 2017 and September 30, 2016, respectively. The interest rate swaps are derivatives under FASB ASC 815, Derivatives and Hedging, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the nine months ended June 30, 2017 and 2016 as the changes in value for the asset and liability side of the swaps offset each other.

The Bank has also entered into interest rate swaps to convert certain existing and future short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of rising interest rates, specifically LIBOR rates, which are a benchmark for the short term borrowings. The hedging program qualifies as a cash flow hedge under ASC 815, which provides for offsetting of the recognition of gains and losses of the interest rate swaps and the hedged items. The hedged item is the LIBOR portion of the series of existing or future short-term fixed rate borrowings over the term of the interest rate swap. The change in the fair value of the interest rate swaps is recorded in other comprehensive income. The Bank had $700,000,000 notional in interest rate swaps to hedge existing and anticipated future borrowings as of June 30, 2017 and September 30, 2016.

The Bank has also entered into an interest rate swap to hedge the interest rate risk of an individual fixed rate commercial loan and this relationship qualifies as a fair value hedge under ASC 815, which provides for offsetting of the recognition of gains and losses of the interest rate swap and the hedged item. The Bank hedges this loan using an interest rate swap with a notional amount of $52,936,000 and $54,155,000 as of June 30, 2017 and September 30, 2016, respectively.

The following table presents the fair value and balance sheet classification of derivatives at June 30, 2017 and September 30, 2016:

	Asset Derivatives				Liability Derivatives
	June 30, 2017		September 30, 2016		June 30, 2017		September 30, 2016
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
	(In thousands)
Interest rate contracts	Other assets	$1,342	Other assets	$20,895	Other liabilities	$1,342	Other liabilities	$20,895
Commercial loan hedges	Other assets	—	Other assets	—	Other liabilities	154	Other liabilities	3,312
Borrowings hedges	Other assets	—	Other assets	—	Other liabilities	2,536	Other liabilities	31,347
		$1,342		$20,895		$4,032		$55,554

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
GENERAL & BUSINESS DESCRIPTION
Washington Federal, Inc. (“Company” or “Washington Federal”) is a bank holding company headquartered in Seattle, Washington that conducts its operations through Washington Federal, National Association (“Bank”), a federally chartered national bank subsidiary. Washington Federal and its subsidiaries are engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate.

The Company's fiscal year end is September 30th. All references to 2016 represent balances as of September 30, 2016 or activity for the fiscal year then ended.

On April 11, 2017 the Company announced that it had entered into a definitive merger agreement with Anchor Bancorp ("Anchor"). The merger agreement calls for the merger of Anchor with and into the Company, followed by the merger of Anchor’s wholly-owned subsidiary, Anchor Bank, into the Company’s wholly-owned subsidiary, Washington Federal, National Association. The merger is an all-stock transaction, with the aggregate merger consideration consisting of shares of Washington Federal common stock having a value of approximately $63.9 million. The merger is expected to close in the fourth calendar quarter of 2017, pending the receipt of requisite regulatory approvals, the approval of Anchor’s shareholders and the satisfaction of other customary closing conditions.

INTEREST RATE RISK
Based on Management's assessment of the current interest rate environment, the Bank has taken steps to reduce its interest rate risk profile compared to its historical norms, including growing shorter-term loans and transaction deposit accounts, as well as extending the maturity on borrowings. The mix of transaction and savings accounts is 58% of total deposits as of June 30, 2017 while the composition of the investment securities portfolio is 29% variable and 71% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $1,651,528,000 of fixed rate mortgage-backed securities that it has designated as held-to-maturity and are carried at amortized cost. As of June 30, 2017, the net unrealized loss on these securities was $20,783,000. The Company has $1,270,414,000 of available-for-sale securities that are carried at fair value. As of June 30, 2017, the net unrealized gain on these securities was $6,454,000. The Bank has executed interest rate swaps to hedge interest rates on existing and future borrowings. The unrealized loss on these interest rate swaps as of June 30, 2017 was $2,536,000. All of the above are pre-tax net unrealized gains or losses.

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

In the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would increase by 2.0% in the next year. This compares to an estimated increase of 3.2% as of the September 30, 2016 analysis. It is noted that a flattening yield curve would likely result in a decrease in net interest income. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long term rates over two years would result in a net interest income increase of 0.3% in the first year and increase of 1.0% in the second year assuming a constant balance sheet and no management intervention.

NPV Sensitivity. The NPV is an estimate of the market value of shareholders' equity. It is derived by calculating the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates provides a longer term view of interest rate risk as it incorporates all future expected cash flows. As of June 30, 2017, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $432,574,000 or 17.4% and the NPV to total assets ratio to decline to 14.5% from a base of 16.4%. As of September 30, 2016, the NPV in the event of a 200 basis point increase in rates was estimated to decline by $479,090,000 or 18.6% and the NPV to total assets ratio to decline to 14.8% from a base of 16.9%. The increased NPV sensitivity and higher base NPV ratio is due primarily to higher interest rates and lower prices as of June 30, 2017.

Repricing Gap Analysis. At June 30, 2017, the Company had approximately $2,375,191,000 more in liabilities subject to maturity or repricing in the next year than assets, which resulted in a one-year repricing gap of (15.8)% of total assets. This was an increase from the (10.1)% gap as of September 30, 2016. A negative repricing gap implies that funding costs will change more rapidly than interest income on earning assets with movements in interest rates. A negative repricing gap typically results in lower margins when interest rates rise and higher margins when interest rates decline. This interest rate gap analysis provides management with a high-level indication of interest rate risk, but it is considered less reliable than more detailed modeling.
Interest Rate Spread. The interest rate spread is measured as the difference between the rate on total loans and investments and the rate on costing liabilities at the end of each period. The interest rate spread increased to 2.85% at June 30, 2017 from 2.65% at September 30, 2016. The spread increase of 20 basis points is primarily due to the rise in the Fed funds rate, which resulted in an increased rate being earned on cash. As of June 30, 2017, the weighted average rate on earning assets increased by 19 basis points to 3.77% compared to September 30, 2016, while the weighted average cost of funds decreased by 1 basis point to 0.92%. The interest rate spread increased to 2.85% at June 30, 2017 from 2.67% at June 30, 2016.
Net Interest Margin. The net interest margin is measured using the interest income and expense over the average assets and liabilities for the period. The net interest margin increased to 3.13% for the quarter ended June 30, 2017 from 3.07% for the quarter ended June 30, 2016. The yield on earning assets increased 3 basis points to 3.98% and the cost of interest bearing liabilities decreased 3 basis point to 0.91%. The higher yield on earning assets is the result of the shift in mix from investment securities into a higher proportion of loans receivable which carry higher yields on average. The decrease in interest costs was due to changes in the mix of customer deposits and FHLB advances.
The following table sets forth the information explaining the changes in the net interest margin for the periods indicated compared to the same periods one year ago.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)			(In thousands)
Assets
Loans receivable	$10,579,593	$117,457	4.45%	$9,561,921	$113,728	4.77%
Mortgaged-backed securities	2,551,598	15,992	2.51	2,698,354	15,297	2.27
Cash & Investments	627,197	3,373	2.16	1,187,023	4,012	1.36
FHLB & FRB stock	124,968	894	2.87	117,022	698	2.39

Total interest-earning assets	13,883,356	137,716	3.98%	13,564,320	133,735	3.95%
Other assets	1,142,899			1,219,363
Total assets	$15,026,255			$14,783,683

Liabilities and Equity
Customer accounts	$10,567,710	$12,764	0.48%	$10,569,479	$13,274	0.50%
FHLB advances	2,274,451	16,337	2.88	2,075,604	16,221	3.13

Total interest-bearing liabilities	12,842,161	29,101	0.91%	12,645,083	29,495	0.94%
Other liabilities	155,460			163,788
Total liabilities	12,997,621			12,808,871
Stockholders' equity	2,028,634			1,974,812

Total liabilities and equity	$15,026,255			$14,783,683

Net interest income		$108,615			$104,240

Net interest margin			3.13%			3.07%
As of June 30, 2017, total assets had increased by $195,935,000 to $15,083,998,000 from $14,888,063,000 at September 30, 2016. During the nine months ended June 30, 2017, cash and cash equivalents decreased by $91,116,000, loans receivable increased $743,505,000 and investment securities declined by $418,551,000.
Cash and cash equivalents of $359,252,000 and stockholders’ equity of $2,021,186,000 as of June 30, 2017 provides management with flexibility in managing interest rate risk going forward.

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
The Company's cash and cash equivalents totaled $359,252,000 at June 30, 2017, a decrease from $450,368,000 at September 30, 2016. These amounts include the Bank's operating cash.
The Company’s net worth at June 30, 2017 was $2,021,186,000, or 13.40% of total assets. This was a increase of $45,455,000 from September 30, 2016 when net worth was $1,975,731,000, or 13.27% of total assets. The Company’s net worth was impacted in the nine months ended June 30, 2017 by net income of $127,428,000, the payment of $61,341,000 in cash dividends, treasury stock purchases of $46,470,000, as well as an other comprehensive income of $13,634,000. The ratio of tangible capital to tangible assets at June 30, 2017 was 11.67%. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
	Capital	Ratio	Ratio	Ratio
	(In thousands)
June 30, 2017
Common Equity Tier I risk-based capital ratio:
The Company	$1,722,082	17.31%	4.50%	NA
The Bank	1,691,102	17.00%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,722,082	17.31%	6.00%	NA
The Bank	1,691,102	17.00%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,846,519	18.56%	8.00%	NA
The Bank	1,815,545	18.25%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,722,082	11.69%	4.00%	NA
The Bank	1,691,102	11.48%	4.00%	5.00%

September 30, 2016
Common Equity Tier 1 risk-based capital ratio:
The Company	1,690,380	17.54%	4.50%	NA
The Bank	1,668,828	17.32%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,690,380	17.54%	6.00%	NA
The Bank	1,668,828	17.32%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,807,740	18.76%	8.00%	NA
The Bank	1,786,188	18.54%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,690,380	11.60%	4.00%	NA
The Bank	1,668,828	11.45%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents: Cash and cash equivalents are $359,252,000 at June 30, 2017, a decrease of $91,116,000, or 20.2%, since September 30, 2016.

Available-for-sale and held-to-maturity securities: Available-for-sale securities decreased $652,480,000, or 33.9%, during the nine months ended June 30, 2017, due to sales of $350,890,000 as well as repayments, calls and maturities. During the same period, the balance of held-to-maturity securities increased by $233,929,000 due to purchases of $415,729,000 partially offset by paydowns and maturities. As of June 30, 2017, the Company had an unrealized gain on available-for-sale securities of $6,454,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

Loans receivable: Loans receivable, net of related contra accounts, increased to $10,654,425,000 at June 30, 2017 compared to $9,910,920,000 at September 30, 2016. This increase resulted primarily from originations of $3,216,125,000, partially offset by loan repayments of $2,400,232,000. Commercial loan originations accounted for 68% of total originations and consumer loan originations were 32% during the period. The increase in the loan portfolio is consistent with management's strategy during low

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

rate environments to produce more multifamily, commercial real estate, and commercial and industrial loans which generally have adjustable interest rates or a shorter duration.
The following table shows the loan portfolio by category and the change.

	June 30, 2017		September 30, 2016		Change
	(In thousands)		(In thousands)		$	%
Gross loans by category
Single-family residential	$5,687,850	47.9%	$5,658,830	51.7%	$29,020	0.5%
Construction	1,436,874	12.1	1,110,411	10.1	326,463	29.4
Construction - custom	561,260	4.7	473,069	4.3	88,191	18.6
Land - acquisition & development	119,524	1.0	118,497	1.1	1,027	0.9
Land - consumer lot loans	101,626	0.9	104,567	1.0	(2,941)	(2.8)
Multi-family	1,263,187	10.6	1,124,290	10.3	138,897	12.4
Commercial real estate	1,346,006	11.3	1,093,639	10.0	252,367	23.1
Commercial & industrial	1,116,860	9.4	978,589	8.9	138,271	14.1
HELOC	148,584	1.3	149,716	1.4	(1,132)	(0.8)
Consumer	95,775	0.8	139,000	1.3	(43,225)	(31.1)
Total gross loans	11,877,546	100%	10,950,608	100%	926,938	8.5%
Less:
Allowance for loan losses	122,229		113,494		8,735	7.7%
Loans in process	1,054,513		879,484		175,029	19.9
Net deferred fees, costs and discounts	46,379		46,710		(331)	(0.7)
Total loan contra accounts	1,223,121		1,039,688		183,433	17.6
Net Loans	$10,654,425		$9,910,920		$743,505	7.5%

Non-performing assets: Non-performing assets increased $4,079,000 during the nine months ended June 30, 2017 to $75,520,000 from $71,441,000 at September 30, 2016. The increase is primarily due to the $13,994,000 rise in non-accrual loans partially offset by the $9,915,000 decline in REO. Non-performing assets as a percentage of total assets increased to 0.50% at June 30, 2017 compared to 0.48% at September 30, 2016.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth information regarding restructured loans and non-performing assets.

	June 30, 2017		September 30, 2016
	(In thousands)
Restructured loans:
Single-family residential	$196,575	88.0%	$228,185	87.3%
Land - acquisition & development	190	0.1	1,154	0.4
Land - consumer lot loans	8,878	4.0	9,631	3.7
Multi - family	497	0.2	1,505	0.6
Commercial real estate	15,907	7.1	19,434	7.4
HELOC	1,409	0.6	1,506	0.6
Consumer	102	—	116	—
Total restructured loans (1)	$223,558	100%	$261,531	100%

Non-accrual loans:
Single-family residential	$32,613	57.9%	$33,148	78.2%
Construction - custom	536	1.0	—	—
Land - acquisition & development	71	0.1	58	0.1
Land - consumer lot loans	1,066	1.9	510	1.2
Multi-family	682	1.2	776	1.8
Commercial real estate	12,983	23.0	7,100	16.7
Commercial & industrial	8,254	14.6	583	1.4
HELOC	181	0.3	239	0.6
Consumer	22	—	—	—
Total non-accrual loans (2)	56,408	100%	42,414	100%
Real estate owned	19,112		29,027
Total non-performing assets	$75,520		$71,441
Total non-performing assets and performing restructured loans as a percentage of total assets	1.93%		2.17%

(1) Restructured loans were as follows:
Performing	$215,178	96.3%	$251,583	96.2%
Non-performing (included in non-accrual loans above)	8,380	3.7	9,948	3.8
	$223,558	100%	$261,531	100%

(2)
For the nine months ended June 30, 2017, the Company recognized $4,721,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $1,727,000 for the same period had these loans performed according to their original contract terms. The recognized interest income may include more than nine months of interest for some of the loans that were brought current. In addition to the non-accrual loans reflected in the above table, the Company had $52,900,000 of loans that were less than 90 days delinquent at June 30, 2017 but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 2.28% at June 30, 2017.

Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 88.0% of restructured loans as of June 30, 2017. The concession for these loans is

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

typically a payment reduction through a rate reduction of 100 to 200 bps for a specific term, usually six to twenty four months. Interest-only payments may also be approved during the modification period.
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
Allowance for loan losses: The following table shows the Company’s allowance for loan losses by loan category.

June 30, 2017	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans (1)	Ratio	Allowance Allocation	Recorded Investment of Loans (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$38,111	$5,691,480	0.7%	$—	$5,728	—%
Construction	21,866	683,273	3.2	—	—	—
Construction - custom	1,890	269,508	0.7	—	105	—
Land - acquisition & development	7,215	110,709	6.5	2	189	1.1
Land - consumer lot loans	2,548	92,657	2.7	—	177	—
Multi-family	7,908	1,262,646	0.6	4	497	0.8
Commercial real estate	11,214	1,302,211	0.9	133	17,162	0.8
Commercial & industrial	29,172	1,116,745	2.6	—	34	—
HELOC	877	145,675	0.6	—	215	—
Consumer	1,289	95,666	1.3	—	—	—
	$122,090	$10,770,570	1.1%	$139	$24,107	0.6%

(1)	Excludes $28 million in acquired impaired loans and covered loans with discounts sufficient to cover incurred losses.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2016	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans (1)	Ratio	Allowance Allocation	Recorded Investment of Loans (1)	Ratio
	(In thousands)			(In thousands)
Single-family residential	$37,536	$5,585,912	0.7%	$260	$19,629	1.3%
Construction	19,838	498,450	4.0	—	—	—
Construction - custom	1,080	229,298	0.5	—	330	—
Land - acquisition & development	6,022	90,850	6.6	2	850	0.2
Land - consumer lot loans	2,535	92,828	2.7	—	558	—
Multi-family	6,911	1,091,974	0.6	13	1,505	0.9
Commercial real estate	8,497	957,380	0.9	91	11,157	0.8
Commercial & industrial	28,008	966,930	2.9	—	—	—
HELOC	813	133,203	0.6	—	239	—
Consumer	1,888	137,315	1.4	—	3	—
	$113,128	$9,784,140	1.2%	$366	$34,271	1.1%

(1)	Excludes acquired impaired loans and covered loans with discounts sufficient to cover incurred losses.

Reserve for losses on unfunded commitments: Unfunded commitments tend to vary depending on our loan mix and the proportion share of commercial loans. The reserve for unfunded commitments was $6,550,000 as of June 30, 2017, which is an increase from $3,235,000 at September 30, 2016. Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $128,779,000, or 1.08% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio. See Note E for further discussion and analysis of the allowance for loan losses as of and for the period ended June 30, 2017.

Real estate owned: Real estate owned decreased during the nine months ended June 30, 2017 by $9,915,000 to $19,112,000. The decrease is primarily due to sales of REO properties during the period.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Customer accounts: Customer accounts increased $33,426,000, or 0.3%, to $10,634,278,000 at June 30, 2017 compared with $10,600,852,000 at September 30, 2016.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	June 30, 2017			September 30, 2016
	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate
	(In thousands)			(In thousands)
Non-interest checking	$1,195,152	11.2%	—%	$1,091,738	10.3%	—%
Interest checking	1,703,994	16.0	0.19	1,629,983	15.4	0.10
Savings (passbook/statement)	871,257	8.2	0.11	820,980	7.7	0.10
Money market	2,433,547	22.9	0.16	2,462,891	23.2	0.15
Time deposits	4,430,328	41.7	1.01	4,595,260	43.3	1.02
Total	$10,634,278	100%	0.50%	$10,600,852	100%	0.50%

FHLB advances and other borrowings: Total borrowings increased to $2,275,000,000 as of June 30, 2017 from $2,080,000,000 as of September 30, 2016. The weighted average rate for FHLB borrowings was 2.88% as of June 30, 2017 and 3.15% at September 30, 2016.

RESULTS OF OPERATIONS
Net Income: The Company recorded net income of $44,112,000 for the quarter ended June 30, 2017 compared to $43,004,000 for the prior year quarter. Net income was $127,428,000 for the nine months ended June 30, 2017 compared to $119,825,000 for the same period one year ago.
Net Interest Income: For the quarter ended June 30, 2017, net interest income was $108,615,000 which is $4,375,000 higher than the same quarter of the prior year. Net interest margin was 3.13% for the quarter ended June 30, 2017 compared to 3.07% for the quarter ended June 30, 2016. The increase in net interest income was primarily due to average earning assets increasing by $319,036,000. The increase in net interest margin was primarily due to the shift in asset mix from cash and investment securities to higher yielding loans receivable. For the nine months ended June 30, 2017, net interest income was $319,494,000 which is $2,060,000 higher than the same period of the prior year, primarily due to growth in average earning assets and the increase in interest income on loans receivable more than offsetting the decline in interest income on mortgage-backed securities. Net interest margin was 3.10% for the nine months ended June 30, 2017 compared to 3.14% for the nine months ended June 30, 2016. The decrease in net interest margin for the nine months ended was primarily due to the relatively low interest rate environment that has led to new loan originations having lower yields than the loans that repaid.
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
Rate / Volume Analysis:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Comparison of Three Months Ended 06/30/17 and 06/30/16			Comparison of Nine Months Ended 06/30/17 and 06/30/16
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income:
Loans receivable	$11,648	$(7,919)	$3,729	$28,787	$(20,263)	$8,524
Mortgaged-backed securities	(864)	1,559	695	(3,902)	(221)	(4,123)
Investments (1)	(2,482)	2,039	(443)	(5,297)	3,652	(1,645)
All interest-earning assets	8,302	(4,321)	3,981	19,588	(16,832)	2,756
Interest expense:
Customer accounts	(2)	(508)	(510)	10	(899)	(889)
FHLB advances and other borrowings	1,477	(1,361)	116	4,359	(2,774)	1,585
All interest-bearing liabilities	1,475	(1,869)	(394)	4,369	(3,673)	696
Change in net interest income	$6,827	$(2,452)	$4,375	$15,219	$(13,159)	$2,060
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB & FRB stock
Provision (Release) for Loan Losses: The Company recorded no provision for loan losses of during the three months ended June 30, 2017, compared to a $1,650,000 release of allowance for loan losses recording during the three months ended June 30, 2016. Recoveries, net of charge-offs, totaled $1,252,000 for the three months ended June 30, 2017, compared to net recoveries of $2,897,000 during the three months ended June 30, 2016. A release of allowance for loan losses of $1,600,000 and $3,150,000 was recorded during the nine months ended June 30, 2017 and June 30, 2016, respectively. Recoveries, net of charge-offs, totaled $11,764,000 for the nine months ended June 30, 2017, compared with $7,488,000 of net recoveries for the same period one year ago. Reserving for new loan originations as the loan portfolio grows has been largely offset by recoveries of previously charged-off loans.

Other Income: The three months ended June 30, 2017 results include total other income of $13,922,000 compared to $10,486,000 for the same period one year ago. The nine months ended June 30, 2017 results include total other income of $35,954,000 compared to $31,850,000 for the same period one year ago. The increase during the three months ended and nine months ended June 30, 2017 is primarily due to gains recognized on bank owned life insurance. The nine months ended June 30, 2017 also includes a $968,000 gain on sale of investment securities. Deposit fee income was $15,803,000 for the nine months ended June 30, 2017 compared to $16,564,000 for the nine months ended June 30, 2016.

Other Expense: The three months ended June 30, 2017 results include total other expense of $57,062,000 compared to $56,305,000 for the same period one year ago. The nine months ended June 30, 2017 results include total other expense of $168,870,000 compared to $180,040,000 for the same period one year ago, a $11,170,000 or 6.2% decrease. The decrease for the nine months ended June 30, 2017 is primarily due to approximately $6,600,000 of additional expenses recognized during the nine months ended June 30, 2016 that related to the Company's November 2015 conversion of its core systems. Additionally, product delivery costs declined by $3,543,000 from the prior year and this was mostly attributable to benefits from the new systems and related process efficiencies. The number of staff, including part-time employees on a full-time equivalent basis, was 1,815 and 1,817 at June 30, 2017 and 2016, respectively. Total other expense for the nine months ended ended June 30, 2017 and 2016 equaled 1.51% and 1.64%, respectively, of average assets.

Gain (Loss) on Real Estate Owned: Results for the three months ended June 30, 2017 include a net loss on real estate owned of $124,000, compared to a gain of $5,087,000 for the same period one year ago. Gains recognized on real estate owned was a net gain of $1,069,000 for the nine months ended June 30, 2017, compared to $10,401,000 for the same period one year ago. The decreases during these periods were primarily due to fewer REO sales.

Income Tax Expense: Income tax expense totaled $21,239,000 for the three months ended June 30, 2017, as compared to $22,154,000 for the same period one year ago. Income tax expense totaled $61,819,000 for the nine months ended June 30, 2017, as compared to $62,970,000 for the same period one year ago. The effective tax rate for the nine months ended June 30, 2017 was 32.67% while for the period ended June 30, 2016 it was 34.45%. The decline in the effective tax rate from the prior period

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

is primarily due to increased investments in bank owned life insurance, low income housing tax credit partnerships and tax exempt loans.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (2)
April 1, 2017 to April 30, 2017	6,437	$32.22	6,437	4,150,644
May 1, 2017 to May 31, 2017	568,270	31.93	568,270	3,582,374
June 1, 2017 to June 30, 2017	236,327	32.65	236,327	3,346,047
Total	811,034	$32.14	811,034	3,346,047
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

(2)
Does not reflect TARP warrants that were repurchased during the three months ended June 30, 2017 that Management also counts against the maximum number of shares that may be repurchased under the Plan. Net of such repurchased warrants, there are 3,245,187 shares remaining under the Plan for repurchase.

Item 3.        Defaults Upon Senior Securities
Not applicable

Item 4.        Mine Safety Disclosures
Not applicable

Item 5.        Other Information
Not applicable

Item 6.        Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer
	31.2	Section 302 Certification by the Chief Financial Officer
	32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer
	101	Financial Statements from the Company’s Form 10-Q for the three months ended June 30, 2017 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 27, 2017	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL President & Chief Executive Officer

July 27, 2017	/S/ VINCENT L. BEATTY
VINCENT L. BEATTY Senior Vice President and Chief Financial Officer

July 27, 2017	/S/ CORY D. STEWART
CORY D. STEWART Senior Vice President and Principal Accounting Officer