Form 10-K
period 2017-09-30
WASHINGTON FEDERAL INC
filed 2017-11-21
CIK 936528

United States
Securities and Exchange Commission
Washington, D.C. 20549
____________________________________________________________
 FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017.
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant's common stock ("Common Stock") held on March 31, 2017, by non-affiliates was $2,930,108,288 based on the NASDAQ Stock Market closing price of $33.10 per share on that date. This is based on 88,522,909 shares of Common Stock that were issued and outstanding on this date, which excludes 915,654 shares held by all affiliates.

At November 16, 2017, there were 86,887,168 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:
(1) Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2017, are incorporated into Part II, Items 5-8 and Part III, Item 12 of this Form 10-K.
(2) Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on January 24, 2018 are incorporated into Part III, Items 10-14 of this Form 10-K.

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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this report, including under Item 1A. “Risk Factors,” and in any of the Company's other subsequent Securities and Exchange Commission filings, which could cause the Company's future results to differ materially from the plans, objectives, goals, estimates, intentions and expectations expressed in forward-looking statements:

•
a deterioration in economic conditions, including declines in the real estate market and home sale volumes and financial stress on borrowers (consumers and businesses) as a result of the uncertain economic environment;

•	the effects of a severe economic downturn, including high unemployment rates and declines in housing prices and property values, in the Company's primary market areas;

•	the effects of and changes in monetary and fiscal policies of the Board of Governors of the Federal Reserve System and the U.S. Government;

•	fluctuations in interest rate risk and changes in market interest rates;

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

•	the ability of the Company to obtain external financing to fund its operations or obtain this financing on favorable terms;

•	changes in other economic, competitive, governmental, regulatory and technological factors affecting the Company's markets, operations, pricing, products, services and fees;

•
the success, timeliness and cost of the Company’s remediation efforts associated with its Bank Secrecy Act program, possible actions of government authorities related thereto and the potential impact of such matters on the success, timing and ability to pursue the Company’s growth or other business initiatives;

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

General
Washington Federal had its origins on April 24, 1917 in Ballard, Washington and just celebrated its First 100 Years in business. Washington Federal is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. Washington Federal, Inc., was formed in November 1994, and is a Washington corporation headquartered in Seattle, Washington that conducts its operations through a federally-insured national bank subsidiary, Washington Federal, National Association (the “Bank”). As used throughout this document, the terms “Washington Federal” or the “Company” refer to Washington Federal, Inc. and its consolidated subsidiaries and the term "Bank" refers to the operating subsidiary Washington Federal, National Association. The Bank is principally engaged in the business of attracting deposits from businesses and the general public and investing these funds, together with borrowings and other funds, in commercial and consumer loans.
The Company's fiscal year end is September 30th. All references to 2017, 2016 and 2015 represent balances as of September 30, 2017, September 30, 2016 and September 30, 2015, respectively, or activity for the fiscal years then ended.
The business of the Bank consists primarily of accepting deposits from the general public and investing these funds in loans of various types, including first lien mortgages on single-family dwellings, construction loans, land acquisition and development loans, loans on multi-family, commercial real estate and other income producing properties, home equity loans and business loans. It also invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations. As of September 30, 2017, Washington Federal has 237 branches located in Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. Through the Bank's subsidiaries, the Company is also engaged in insurance brokerage activities.

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

The Bank is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC"), its primary federal regulator, the Consumer Financial Protection Bureau ("CFPB") and the Federal Deposit Insurance Corporation ("FDIC"), which insures its deposits up to applicable limits. The Company, as a bank holding company, is subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve System (" Federal Reserve"). The CFPB has broad authority to regulate providers of credit, payments and other consumer financial products and services and to bring actions to enforce federal consumer protection legislation as necessary.

The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the OCC, the FDIC, the Federal Reserve, the CFPB or the U.S. Congress, could have a significant impact on the Company and its operations. See “Regulation” section below.

	Average Statements of Financial Condition
	Year Ended September 30,
	2017			2016			2015
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)
Assets
Loans receivable (1)	$10,402,346	$470,523	4.52%	$9,511,351	$454,085	4.77%	$8,598,435	$437,002	5.08%
Mortgage-backed securities	2,561,400	60,612	2.37	2,737,947	62,949	2.30	3,073,180	71,392	2.32
Cash and other investment securities (2)	719,175	14,187	1.97	1,167,596	16,282	1.39	1,634,441	20,363	1.25
FHLB & FRB stock	120,725	3,596	2.98	113,664	3,477	3.06	138,443	1,796	1.30
Total interest-earning assets	13,803,646	548,918	3.98%	13,530,558	536,793	3.97%	13,444,499	530,553	3.95%
Other assets	1,161,408			1,181,975			1,102,827
Total assets	$14,965,054			$14,712,533			$14,547,326
Liabilities and Stockholders’ Equity
Customer accounts	$10,615,511	52,023	0.49%	$10,589,817	52,485	0.50%	$10,656,687	51,054	0.48%
FHLB advances	2,167,986	64,969	3.00	1,992,434	64,059	3.22	1,848,904	66,018	3.57
Total interest-bearing liabilities	12,783,497	116,992	0.92%	12,582,251	116,544	0.93%	12,505,591	117,072	0.94%
Other liabilities	173,495			161,446			89,140
Total liabilities	12,956,992			12,743,697			12,594,731
Stockholders’ equity	2,008,062			1,968,836			1,952,595
Total liabilities and stockholders’ equity	$14,965,054			$14,712,533			$14,547,326
Net interest income/Interest rate spread		$431,926	3.06%		$420,249	3.04%		$413,481	3.01%
Net interest margin (3)			3.13%			3.11%			3.08%

   ___________________

(1)
Interest income includes net amortization-accretion of deferred loan fees, costs, discounts and premiums of $19.1 million, $29.9 million and $29.7 million for year ended 2017, 2016 and 2015, respectively.

(2)	Includes cash equivalents and non-mortgage backed security investments, such as U.S. agency obligations, mutual funds, corporate bonds, and municipal bonds.

(3)	Net interest income divided by average interest-earning assets.

Lending Activities

General. The Company's net portfolio of loans totaled $10.9 billion at September 30, 2017 and represents 71.3% of total assets. The Bank's lending activities include the origination of loans secured by real estate, including long-term fixed-rate and adjustable-rate mortgage loans, adjustable-rate construction loans, adjustable-rate land development loans, fixed-rate and adjustable-rate multi-family loans, fixed-rate and adjustable-rate commercial real estate loans and fixed-rate and adjustable-rate business loans.

The following table sets forth the composition of the Bank’s loan portfolio.

	September 30, 2017		September 30, 2016		September 30, 2015		September 30, 2014		September 30, 2013
	(In thousands)
Gross loans by category
Single-family residential	$5,711,004	46.8%	$5,658,830	51.7%	$5,700,780	58.0%	$5,618,730	63.3%	$5,431,794	65.0%
Construction	1,597,996	13.1	1,110,411	10.1	200,509	2.0	140,241	1.6	131,218	1.6
Construction - custom	602,631	4.9	473,069	4.3	396,307	4.0	385,824	4.3	303,919	3.6
Land - acquisition & development	124,308	1.0	118,497	1.1	98,282	1.0	87,313	1.0	104,438	1.3
Land - consumer lot loans	104,405	0.9	104,567	1.0	106,815	1.1	111,698	1.3	125,725	1.5
Multi-family	1,303,148	10.7	1,124,290	10.3	1,129,437	11.5	929,109	10.5	861,384	10.3
Commercial real estate	1,434,610	11.8	1,093,639	10.0	1,186,551	12.1	874,167	9.8	836,676	10.0
Commercial & industrial	1,093,360	9.0	978,589	8.9	657,581	6.7	448,475	5.0	350,818	4.2
HELOC	144,850	1.2	149,716	1.4	149,526	1.5	148,590	1.7	151,294	1.8
Consumer	85,075	0.7	139,000	1.3	197,482	2.0	138,773	1.6	56,325	0.7
Total gross loans	12,201,387	100%	10,950,608	100%	9,823,270	100%	8,882,920	100%	8,353,591	100%
Less:
Allowance for probable losses	123,073		113,494		106,829		114,591		116,741
Loans in process	1,149,934		879,484		476,796		346,172		276,375
Net deferred fees, costs and discounts	45,758		46,710		69,011		97,359		136,498
Total loan contra accounts	1,318,765		1,039,688		652,636		558,122		529,614
Net loans	$10,882,622		$9,910,920		$9,170,634		$8,324,798		$7,823,977

The following table summarizes the Company’s loan portfolio, due for the periods indicated based on contractual terms to maturity or repricing. Amounts are presented prior to deduction of net discounts and premiums, loans in process, deferred net loan origination fees and costs and allowance for loan losses.

September 30, 2017	Total	Less than 1 Year	1 to 5 Years	After 5 Years
	(In thousands)
Single-family residential	$5,711,004	$193,356	$377,965	$5,139,683
Construction	1,597,996	1,339,531	24,423	234,042
Construction – custom	602,631	—	12,718	589,913
Land – acquisition and development	124,308	115,837	4,523	3,948
Land – consumer lot loans	104,405	10,640	21,020	72,745
Multi-family	1,303,148	203,047	542,645	557,456
Commercial real estate	1,434,610	723,765	320,117	390,728
Commercial & industrial	1,093,360	462,181	336,994	294,185
HELOC	144,850	142,136	1,164	1,550
Consumer	85,075	38,372	7,221	39,482
	$12,201,387	$3,228,865	$1,648,790	$7,323,732
The contractual loan payment period for residential mortgage loans originated by the Company normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans have a weighted average life of four to ten years.

The following summary breaks down the Company's fixed rate and adjustable rate loans by time to maturity or to rate adjustment.

September 30, 2017
Fixed-Rate		Adjustable-Rate
Term To Maturity	Gross Loans	Term To Rate Adjustment	Gross Loans
	(In thousands)		(In thousands)
Within 1 year	$71,810	Less than 1 year	$3,157,055
1 to 3 years	216,724	1 to 3 years	498,844
3 to 5 years	308,967	3 to 5 years	624,254
5 to 10 years	847,518	5 to 10 years	512,774
10 to 20 years	1,047,541	10 to 20 years	—
Over 20 years	4,915,900	Over 20 years	—
	$7,408,460		$4,792,927

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
When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, the Bank considers the additional risk inherent in these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total balance for loans with loan-to-value ratios exceeding 80% at origination as of September 30, 2017, was $485 million, with allocated reserves of $9.5 million.
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

Consumer loans. The Bank's non-mortgage consumer loan portfolio consists of prime quality student loans acquired from an independent financial investment firm that retains 1% of each loan, plus various other non-mortgage consumer loans obtained through acquisitions.

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

The table below shows the Company's total loan origination, purchase and repayment activities.

Twelve Months Ended September 30,	2017	2016	2015	2014	2013
	(In thousands)
Loans originated (1):
Single-family residential	$757,116	$692,575	$705,741	$696,999	$707,310
Construction	1,081,464	900,649	263,532	170,539	173,446
Construction – custom	530,435	421,816	365,220	359,073	304,156
Land – acquisition & development	79,876	59,511	78,818	53,960	22,590
Land – consumer lot loans	39,151	29,661	21,422	12,441	14,324
Multi-family	299,359	361,261	349,442	239,352	309,636
Commercial real estate	443,687	353,265	600,610	258,367	163,577
Commercial & industrial	931,840	1,051,950	642,309	332,871	225,809
HELOC	72,913	74,538	74,455	47,054	44,872
Consumer	3,137	3,308	1,966	1,359	315
Total loans originated	4,238,978	3,948,534	3,103,515	2,172,015	1,966,035
Loans purchased (2)	72,856	105,420	279,936	211,228	646,408
Loan principal repayments	(3,099,851)	(2,935,167)	(2,418,547)	(1,857,597)	(2,353,061)
Net change in loans in process, discounts, etc. (3)	(240,281)	(378,501)	(119,068)	(24,825)	(175,779)
Net loan activity increase (decrease)	$971,702	$740,286	$845,836	$500,821	$83,603

Beginning balance	$9,910,920	$9,170,634	$8,324,798	$7,823,977	$7,740,374
Ending balance	$10,882,622	$9,910,920	$9,170,634	$8,324,798	$7,823,977
 ___________________

(1)	Includes undisbursed loan in process and for years prior to 2016 does not include savings account loans, which were not material during the periods indicated.

(2)	Includes non-covered loans acquired through acquisitions and whole loan purchases.

(3)	Includes non-cash transactions.

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
The Bank will consider modifying the interest rate and terms of a loan if it determines that a modification is deemed to be the best option available for collection in full or to minimize the loss to the Bank. Most loans restructured in troubled debt restructurings ("TDRs") are accruing and performing loans where the borrower has proactively approached the Bank about a modification due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The modification of these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. Principal forgiveness generally is not an available option for restructured loans. As of September 30, 2017, single-family residential loans comprised 87.7% of restructured loans. The Bank reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic market conditions.
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

The following table sets forth information regarding the Company's restructured and non-accrual loans and REO.

September 30,	2017	2016	2015	2014	2013
	(In thousands)
Performing restructured loans	$202,272	$251,583	$289,587	$350,653	$391,415
Non-performing restructured loans	5,105	9,948	13,126	24,090	24,281
Total restructured loans	207,377	261,531	302,713	374,743	415,696
Non-accrual loans:
Single-family residential	27,930	33,148	59,074	74,067	100,460
Construction	—	—	754	1,477	4,560
Construction – custom	91	—	732	—	—
Land – acquisition & development	296	58	—	811	2,903
Land – consumer lot loans	605	510	1,273	2,637	3,337
Multi-family	139	776	2,558	1,742	6,573
Commercial real estate	11,815	7,100	2,176	5,106	11,736
Commercial & industrial	8,082	583	—	7	477
HELOC	531	239	563	795	263
Consumer	91	—	680	789	990
Total non-accrual loans (1)	49,580	42,414	67,810	87,431	131,299
Real estate owned	20,658	29,027	61,098	59,880	82,317
Total non-performing assets	70,238	71,441	128,908	147,311	213,616
Total non-performing assets and performing restructured loans	$272,510	$323,024	$418,495	$497,964	$605,031
Total non-performing assets and restructured loans as a percent of total assets	1.79%	2.17%	2.87%	3.37%	4.62%
Total non-performing assets to total assets	0.46%	0.48%	0.88%	1.00%	1.63%
 ___________________

(1)
For the year ended September 30, 2017, the Company recognized $5,915,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $2,381,000 for the same period had these loans performed according to their original contract terms. The recognized interest income may include more than twelve months of interest for some of the non-accrual loans that were brought current or paid off. In addition to the non-accrual loans reflected in the above table, the Company had $54,665,000 of loans that were less than 90 days delinquent at September 30, 2017 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total non-performing assets and performing restructured loans as a percent of total assets would have increased to 2.14% at September 30, 2017. For a discussion of the Company's policy for placing loans on nonaccrual status, see Note A to the Consolidated Financial Statements included in Item 8 hereof.

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

The following table provides detail regarding the Company's allowance for loan losses.

Twelve Months Ended September 30,	2017	2016	2015	2014	2013
	(In thousands)
Beginning balance	$113,494	$106,829	$114,591	$116,741	$133,147
Charge-offs:
Single-family residential	1,229	3,106	5,524	8,529	20,947
Construction	—	—	388	949	1,446
Construction – custom	16	60	—	—	481
Land – Acquisition & development	280	42	38	541	3,983
Land – consumer lot loans	17	732	459	658	1,363
Multi-family	—	—	—	—	1,043
Commercial real estate	11	103	1,711	105	747
Commercial & industrial loans	173	941	3,354	826	1,145
HELOC	90	54	66	48	163
Consumer	884	962	3,060	3,443	2,783
	2,700	6,000	14,600	15,099	34,101
Recoveries:
Single-family residential	653	3,251	13,403	17,684	9,416
Construction	—	745	120	97	501
Construction – custom	—	60	—	—	—
Land – Acquisition & development	11,038	8,220	207	3,071	4,105
Land – consumer lot loans	481	5	221	22	40
Multi-family	—	—	220	—	171
Commercial real estate	1,684	1,812	735	33	17
Commercial & industrial loans	1,833	2,933	1,374	5,043	95
HELOC	21	21	2	—	—
Consumer	1,297	2,018	3,688	3,513	2,000
	17,007	19,065	19,970	29,463	16,345
Net charge-offs (recoveries)	(14,307)	(13,065)	(5,370)	(14,364)	17,756
Provision (release) for loan losses and transfers	(4,728)	(6,400)	(13,132)	(16,514)	1,350
Ending balance (1)	$123,073	$113,494	$106,829	$114,591	$116,741
Ratio of net charge-offs (recoveries) to average loans outstanding	(0.14)%	(0.14)%	(0.06)%	(0.18)%	0.23%
 __________________
(1) This does not include a reserve for unfunded commitments of $7,750,000, $3,235,000, $3,085,000, $2,910,000 and $2,134,000 as of September 30, 2017, 2016, 2015, 2014 and 2013 respectively.

The following table sets forth the amount of the Company’s allowance for loan losses by loan category.

September 30,	2017			2016			2015			2014			2013
	ALLL Amount	Loans to Total Loans (1)	Coverage Ratio (2)	ALLL Amount	Loans to Total Loans (1)	Coverage Ratio (2)	ALLL Amount	Loans to Total Loans (1)	Coverage Ratio (2)	ALLL Amount	Loans to Total Loans (1)	Coverage Ratio (2)	ALLL Amount	Loans to Total Loans (1)	Coverage Ratio (2)
	(In thousands)
Allowance allocation:
Single-family residential	$36,892	51.8%	0.6%	$37,796	51.5%	0.7%	$47,347	57.8%	0.8%	$62,067	62.6%	0.8%	$64,184	64.3%	0.8%
Construction	24,556	7.2	3.1	19,838	10.1	4.0	6,680	2.0	5.1	6,742	1.6	5.1	8,407	1.6	5.1
Construction – custom	1,944	2.5	0.7	1,080	4.3	0.5	990	4.0	0.5	1,695	4.3	50.0	882	3.6	50.0
Land – acquisition & development	6,829	1.0	6.5	6,023	1.1	6.6	5,781	1.0	7.7	5,592	0.9	7.7	9,165	1.0	7.7
Land – consumer lot loans	2,649	0.9	2.7	2,535	1.0	2.7	2,946	1.1	2.8	3,077	1.3	2.8	3,552	1.5	2.8
Multi-family	7,862	11.8	0.6	6,925	10.3	0.6	5,304	11.6	0.5	4,248	10.4	0.5	3,816	10.0	0.5
Commercial real estate	11,818	12.8	0.8	8,588	10.0	0.9	8,960	11.7	1.0	7,548	8.5	1.0	5,595	7.5	1.0
Commercial & industrial	28,524	9.9	2.6	28,008	8.9	2.9	24,980	6.7	3.9	17,223	4.9	3.9	16,614	3.9	3.9
HELOC	855	1.3	0.6	813	1.3	0.6	902	1.4	0.7	928	1.5	0.7	1,002	1.6	0.7
Consumer	1,144	0.8	1.4	1,888	1.3	1.4	2,939	2.0	1.5	3,227	1.6	1.5	3,524	0.7	1.5
Covered loans	—	—		—	0.2		—	0.7		2,244	2.4		—	4.3
Total allowance for loan losses (3)	$123,073	100%		$113,494	100%		$106,829	100%		$114,591	100%		$116,741	100%
 ___________________

(1)	Represents the gross loan amount (less LIP and discounted loans) for each respective loan category as a % of total gross loans (less LIP and discounted loans).

(2)
Represents the allocated allowance for each respective loan category as a % of gross loans for that same category, excluding covered loans and acquired loans outstanding that are not subject to the allowance for loan loss.

(3)	This does not include a reserve for unfunded commitments of $7,750,000, $3,235,000, $3,085,000, $2,910,000 and $2,134,000 as of September 30, 2017, 2016, 2015, 2014 and 2013 respectively.

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
The following table sets forth the composition of the Company’s investment portfolio.

September 30,	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. government and agency securities	$212,032	$211,077	$263,946	$259,351	$486,968	$482,464
Equity securities	500	522	100,422	101,824	100,422	101,952
Corporate debt securities	183,582	185,298	461,530	461,138	506,172	505,800
Municipal bonds	24,054	26,624	24,013	27,670	23,970	27,123
Agency pass-through certificates	2,474,925	2,470,210	2,396,554	2,434,597	2,788,003	2,797,938
Commercial MBS	8,350	8,391	80,318	79,870	103,131	102,706
	$2,903,443	$2,902,122	$3,326,783	$3,364,450	$4,008,666	$4,017,983
The table below shows the investment portfolio categorized by maturity band.

September 30, 2017	Amortized Cost	Weighted Average Yield
	(In thousands)
Due in less than 1 year	$11,644	8.52%
Due after 1 year through 5 years	79,527	2.86
Due after 5 years through 10 years	231,884	2.24
Due after 10 years	2,580,388	3.07
	$2,903,443	3.02%

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

Certificates of deposit with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year but less than four years, the penalty is 180 days of interest. When the maturity is greater than four years, the penalty is 365 days interest. Early withdrawal penalty fee income for the years ended 2017, 2016 and 2015 amounted to $524,000, $450,000 and $546,000, respectively.

The Bank’s deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. The Bank does not advertise for deposits outside of these states.

The following table sets forth certain information relating to the Company’s deposits.

September 30,	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)
Balance by interest rate:
Checking accounts	$3,019,095	0.13%	$2,721,721	0.06%	$2,555,766	0.06%
Savings accounts	888,881	0.11	820,980	0.10	700,794	0.10
Money market accounts	2,453,182	0.19	2,462,891	0.15	2,564,318	0.13
	6,361,158		6,005,592		5,820,878
Fixed-rate time deposit accounts:
Under 1.00%	2,204,756		3,268,272		3,126,119
1.00% to 1.99%	2,099,841		1,292,612		1,177,356
2.00% to 2.99%	169,253		34,376		501,409
3.00% to 3.99%	—		—		5,156
4.00% or higher	—		—		785
	4,473,850		4,595,260		4,810,825
	$10,835,008		$10,600,852		$10,631,703
The following table sets forth, by various interest rate categories, the amount of fixed-rate time deposits that mature during the periods indicated.

	Maturing in
September 30, 2017	1 to 3 Months	4 to 6 Months	7 to 12 Months	13 to 24 Months	25 to 36 Months	37 to 60 Months	Total
	(In thousands)
Fixed-rate time deposits:
Under 1.00%	$709,021	$636,177	$857,722	$1,706	$—	$130	$2,204,756
1.00 to 1.99%	1,105	81,842	267,311	973,645	386,763	389,175	2,099,841
2.00% to 2.99%	—	—	—	—	—	169,253	169,253
Total	$710,126	$718,019	$1,125,033	$975,351	$386,763	$558,558	$4,473,850

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
At September 30, 2017, the Bank had $504,259,000 of certificates of deposit in amounts of $250,000 or more outstanding, maturing as follows: $99,807,000 within 3 months; $73,111,000 over 3 months through 6 months; $97,886,000 over 6 months through 12 months; and $233,455,000 thereafter.

Borrowings. The Bank has a credit line with the Federal Home Loan Bank of Des Moines ("FHLB") equal to 48% of total assets. The Bank obtains advances from the FHLB upon the security of the FHLB capital stock it owns and certain of its loans, provided certain standards related to credit worthiness have been met. See “Regulation-Washington Federal-Federal Home Loan Bank System” below. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Company's credit worthiness. FHLB advances have, from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand the Bank's lending program. The Bank had $2,225,000,000 of FHLB advances outstanding at September 30, 2017.
The Bank may need to borrow funds for short periods of time to meet day-to-day financing needs. In these instances, funds are borrowed from other financial institutions or the Federal Reserve, for periods generally ranging from one to seven days at the then current borrowing rate. At September 30, 2017, the Bank had no such short-term borrowings.

The Bank also offers two forms of repurchase agreements to its customers. One form has an interest rate that floats like that of a money market deposit account. The other form has a fixed rate and is offered in a minimum denomination of $100,000. Both forms are fully collateralized by securities. These obligations are not insured by the FDIC and are classified as borrowings for regulatory purposes. The Bank had $46,436,000 of such agreements outstanding at September 30, 2017.
The following table presents additional information regarding the Company's borrowings.

Twelve Months Ended September 30,	2017	2016	2015
	(In thousands)
FHLB advances:
Average balance outstanding	$2,167,986	$1,992,434	$1,848,904
Maximum amount outstanding at any month-end during the period	2,350,000	2,080,000	1,930,000
Weighted-average interest rate, net of cash flow hedges, during the period (1)	3.00%	3.22%	3.57%

Securities sold to customers under agreements to repurchase:
Average balance outstanding	$59,361	$49,885	$52,382
Maximum amount outstanding at any month-end during the period	74,104	56,310	62,315
Weighted-average interest rate during the period (1)	0.20%	0.22%	0.23%

Total average borrowings:	$2,227,347	$2,042,319	$1,901,286
Weighted-average interest rate, net of cash flow hedges, on total average borrowings (1)	2.92%	3.14%	3.48%
 ___________________

(1)	Interest expense divided by average daily balances.

Other Ratios
The following table sets forth certain ratios related to the Company.

	Twelve Months Ended September 30,
	2017	2016	2015
Return on assets (1)	1.16%	1.12%	1.10%
Return on equity (2)	8.64	8.33	8.21
Average equity to average assets	13.15	13.27	13.42
Dividend payout ratio (3)	42.94	30.43	31.85
___________________

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends paid per share divided by net income per share.

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

	Twelve Months Ended September 30,
	2017 vs. 2016 Increase (Decrease) Due to			2016 vs. 2015 Increase (Decrease) Due to			2015 vs. 2014 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)			(In thousands)
Interest income:
Loan portfolio	$40,942	$(24,504)	$16,438	$44,395	$(27,312)	$17,083	$30,507	$(24,355)	$6,152
Mortgage-backed securities	(4,192)	1,855	(2,337)	(7,824)	(619)	(8,443)	(4,941)	(3,927)	(8,868)
Investments (1)	(8,050)	6,074	(1,976)	(7,283)	4,883	(2,400)	(2,594)	2,166	(428)
All interest-earning assets	28,700	(16,575)	12,125	29,288	(23,048)	6,240	22,972	(26,116)	(3,144)
Interest expense:
Customer accounts	180	(642)	(462)	(370)	1,801	1,431	1,879	(9,349)	(7,470)
FHLB advances and other borrowings	3,518	(2,608)	910	3,900	(5,859)	(1,959)	(3,358)	(177)	(3,535)
All interest-bearing liabilities	3,698	(3,250)	448	3,530	(4,058)	(528)	(1,479)	(9,526)	(11,005)
Change in net interest income	$25,002	$(13,325)	$11,677	$25,758	$(18,990)	$6,768	$24,451	$(16,590)	$7,861
___________________

(1)	Includes interest on cash equivalents and dividends on stock of the FHLB of Des Moines and FRB of San Francisco.

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

The net interest margin is measured using the net interest income divided by average earning assets for the period. The net interest margin increased to 3.13% for the year ended September 30, 2017 from 3.11% for the year ended September 30, 2016. The yield on earning assets increased 1 basis point to 3.98% and the cost of interest bearing liabilities decreased by 1 basis point to 0.92%. The higher yield on interest earning assets is primarily the result of changes in the asset mix.

Interest rate risk arises in part due to the Bank's significant holdings of fixed-rate single-family home loans, which are longer-term than customer accounts that constitute its primary liabilities. Accordingly, assets do not usually respond as quickly to changes in interest rates as liabilities. In the absence of management action, net interest income can be expected to decline when interest rates rise and to expand when interest rates fall. Shortening the maturity or repricing of the investment portfolio is one action that management can take. The composition of the investment portfolio was 27.0% variable rate and 73.0% fixed rate as of September 30, 2017 to provide some protection against rising rates. In addition, the Bank is producing more short term or variable rate loans and has increased less rate sensitive transaction deposit accounts to 58.7% of the deposit portfolio.

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

The following table shows the estimated repricing periods for earning assets and paying liabilities.

September 30, 2017	Repricing Period
	Within One Year	After 1 year - before 6 Years	Thereafter	Total
	(In thousands)
Earning assets (1)	$4,426,361	$5,288,964	$4,461,038	$14,176,363
Paying liabilities	(6,815,708)	(4,126,527)	(2,154,702)	(13,096,937)
Excess (liabilities) assets	$(2,389,347)	$1,162,437	$2,306,336

Excess as % of total assets	(15.7)%
Policy limit for one year excess	(20.0)%
(1) Asset repricing period includes estimated prepayments based on historical activity

At September 30, 2017, the Company had approximately $2,389,347,000 more in liabilities subject to maturity or repricing in the next year than assets, which resulted in a one-year repricing gap of (15.7)% of total assets. This compares to the (10.1)% gap as of September 30, 2016. A negative repricing gap implies that funding costs will change more rapidly than interest income on earning assets with movements in interest rates. A negative repricing gap typically results in lower margins when interest rates rise and higher margins when interest rates decline. The interest rate gap analysis provides management with a high-level indication of interest rate risk, but it is considered less reliable than more detailed modeling. Cash and cash equivalents of $313,070,000 and shareholders' equity of $2,005,688,000 provide management with additional flexibility in managing interest rate risk going forward. If management were to take steps to change the size and/or mix of the balance sheet or slow the repricing of deposit rates upward, rising rates might not cause a decrease in net interest income.
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

	Potential Impact on Net Interest Income
Basis Point Increase in Interest Rates	September 30, 2017	September 30, 2016
	(In thousands)
100	$9,274	$4,834
200	14,157	12,938
300	16,884	7,382

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
The tables below express the NPV under varying interest scenarios.

September 30, 2017
Change in Interest Rates	Estimated NPV Amount	Estimated (Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)	(In thousands)	(In thousands)
300	$1,781,509	$(765,057)	12.98%
200	2,083,962	(462,604)	14.60%
100	2,347,755	(198,811)	15.85%
No change	2,546,566	—	16.62%

September 30, 2016
Change in Interest Rates	Estimated NPV Amount	Estimated (Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)	(In thousands)	(In thousands)
300	$1,784,802	$(784,757)	13.19%
200	2,090,469	(479,090)	14.83%
100	2,354,413	(215,146)	16.09%
No change	2,569,559	—	16.94%

As of September 30, 2017, the Company was in compliance with all of its interest rate risk policy guidelines.

Subsidiaries
The Company is a bank holding company that conducts its primary business through its only directly-owned subsidiary, the Bank. The Bank has a national bank charter with the OCC. The Bank has three active wholly owned subsidiaries, discussed further below.
WAFD Insurance Group, Inc. is incorporated under the laws of the state of Washington and is an insurance agency that offers a full line of individual and business insurance policies to customers of the Bank, as well as to the general public. As of September 30, 2017 and September 30, 2016, WAFD Insurance Group, Inc. had total assets of $14,987,000 and $12,206,000, respectively.

Statewide Mortgage Services Company is incorporated under the laws of the state of Washington and it holds and markets real estate owned. As of September 30, 2017 and September 30, 2016, Statewide Mortgage Services Company has minimal activity had total assets of $785,000 and $1,376,000, respectively.
Washington Services, Inc. is incorporated under the laws of the state of Washington. It acts as a trustee under deeds of trust as to which the Bank is beneficiary. As of September 30, 2017 and September 30, 2016, Washington Services, Inc. had total assets of $13,000 and $214,000, respectively.
Employees
As of September 30, 2017, the Company had approximately 1,818 employees, including the full-time equivalent of 20 part-time employees and its service corporation employees. None of these employees are represented by a collective bargaining agreement.
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

Restrictions on Activities and Acquisitions. Bank holding companies are subject to a variety of restrictions on their activities and the acquisitions they can make. Generally, the activities or acquisition of a bank holding company that is not a financial holding company are limited to those that constitute banking or managing or controlling banks or which are closely related to banking. In addition, without the prior approval of the Federal Reserve, bank holding companies are generally prohibited from acquiring more than 5% of the outstanding shares of any class of voting securities of a bank or bank holding company, taking any action that causes a bank to become a subsidiary of the bank holding company, acquiring all or substantially all of the assets of a bank, or merging with another bank holding company. See the discussion under “USA Patriot Act of 2001” for information relating to the Company’s pending acquisition of Anchor Bancorp (“Anchor”).

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

See “Washington Federal, National Association, wholly owned subsidiary (Bank) - Restrictions on Dividends.” In addition, the Company’s ability to pay dividends is subject to rules and policies of the Federal Reserve. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends only out of income available over the past year and only if prospective earnings retention is consistent with the company’s expected future needs and financial condition. New capital rules adopted by the Federal Reserve, effective January 2015, may limit the Company’s ability to pay dividends if the Company fails to meet certain requirements under the rules.

See “Washington Federal, National Association, wholly owned operating subsidiary (Bank) - Restrictions on Dividends.”

Since the Company is a Washington state corporation, it is also subject to restrictions under Washington corporate law relating to dividends. Generally, under Washington law, a corporation may not pay a dividend if, after giving effect to the dividend, the corporation would be unable to pay its liabilities as they become due in the ordinary course of business or the corporation’s total assets would be less than the sum of its total liabilities plus (with some exceptions) the amount that would be needed, if the corporation were to be dissolved at the time of the dividend payment, to satisfy the dissolution preferences of senior equity securities.

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

As a national bank, the Bank is required to be a member of the Federal Reserve. As a member, it is required to purchase and maintain stock in the Federal Reserve Bank of San Francisco (“FRBSF”) in an amount equal to 3.00% of the paid-up capital stock and surplus of the Bank and have available another 3.00% in reserves. At September 30, 2017, the Bank had $24 million in FRBSF stock, which was in compliance with this requirement.

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

The CFPB was established on July 21, 2011 and took over responsibility for the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others. The CFPB has broad rule-making authority in this area, and also has primary supervisory and examination authority on these issues over institutions such as the Bank with assets of $10 billion or more. The Dodd-Frank Act also gives the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices.

On October 9, 2013, the CFPB entered a Consent Order against the Bank that required the Bank to pay a civil money penalty of $34,000, and to adopt an enhanced compliance program related to reporting Home Mortgage Disclosure Act ("HMDA") data.  The Bank has adopted an enhanced HMDA program, which continues to be subject to review by the CFPB. The Bank believes it continues to be in compliance with all material terms of the Consent Order.

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

Extensions of credit by a national bank to executive officers, directors and principal shareholders are subject to Section 22(h) of the Federal Reserve Act, which, among other things, generally prohibits loans to any such individual where the aggregate amount exceeds an amount equal to 15% of an institution's unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral. Section 22(h) permits loans to directors, executive officers and principal shareholders made pursuant to a benefit or compensation program that is widely available to employees of a subject bank provided that no preference is given to any officer, director or principal shareholder, or related interest thereto, over any other employee. In addition, the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Des Moines, which is one of 11 regional FHLBs that provide funding to their members for making home mortgage loans, as well as loans for affordable housing and community development. Each FHLB serves members within its assigned region and is funded primarily through proceeds derived from the sale of consolidated obligations of the FHLB system. Loans are made to members in accordance with the policies and procedures established by the Board of Directors of the FHLB. At September 30, 2017, FHLB advances to the Company amounted to $2,225,000,000. As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 2017, the Company had $99 million in FHLB of Des Moines stock, which was in compliance with this requirement.

Community Reinvestment Act and Fair Lending Laws. National banks have a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with the Fair Lending Laws could result in enforcement actions by the OCC, the CFPB and other federal regulatory agencies, including the U.S. Department of Justice.

USA Patriot Act of 2001. The USA PATRIOT Act of 2001 ("Patriot Act"), through amendments to the federal Bank Secrecy Act (“BSA”), substantially broadened the scope of United States anti money-laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial scope of United States jurisdiction. The United States Treasury Department has issued a number of regulations under the Patriot Act that apply to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply satisfactorily with all relevant Patriot Act and BSA requirements, could have serious legal and reputational consequences for the institution.

On September 27, 2017, the Company announced that the Company and Anchor had mutually agreed to amend their pending merger agreement to extend from December 31, 2017 to June 30, 2018, the date after which either party can elect to terminate the agreement if the transaction contemplated by the agreement (the “Merger”) has not yet been completed. The need for the amendment was due to the identification of certain issues with respect to the Bank’s procedures, systems and processes relating to its BSA program. The Bank is taking steps to remediate these issues. Given that these remediation efforts likely would impact regulatory approvals necessary to consummate the Merger, the Bank decided to withdraw its regulatory applications relating to the Merger and resubmit them after the remediation has progressed. There can be no assurance that the Company will be able to obtain regulatory approvals and meet other closing conditions to the Merger, including approval by Anchor’s shareholders or that the Merger will be completed before the date after which either party can terminate the merger agreement.

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
For information regarding compliance with each of these capital requirements by the Company and the Bank as of September 30, 2017, see Note O to the Consolidated Financial Statements included in Item 8 hereof.

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

An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits, generally. Any institution that is neither well capitalized nor adequately capitalized is considered undercapitalized. Federal law authorizes the OCC to reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. The OCC may not reclassify a significantly undercapitalized institution as critically undercapitalized. As of September 30, 2017, the Bank exceeded the requirements of a well capitalized institution.

Dodd-Frank Act Stress Tests ("DFAST"). The Federal Reserve and the OCC have issued final rules establishing company-run annual stress tests for bank holding companies and national banks, respectively, with assets between $10 and $50 billion.

Management has conducted stress tests to quantify the impact of changing economic conditions on asset quality, net income and capital. These stress tests are used to assist in the determination of whether capital is sufficient to absorb losses that could result from adverse economic conditions. It also assists management in thinking critically about the external environment by focusing on changing markets and discussing future trends, and it enables management to form contingency plans in the event of downside scenarios. The nine-quarter stress test results as of December 31, 2016 for the Company and the Bank were submitted to the Federal Reserve and the OCC by the July 31, 2017 deadline, and the severe adverse results were filed in an 8-K on October 26, 2017.

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

•	The state of Idaho has a corporate income tax with a statutory rate of 7.4% of apportionable income.

•	The state of Oregon has a corporate excise tax with a statutory rate of 6.6% on the first $1 million of apportionable income and then 7.6% over $1 million of apportionable income.

•	The state of Utah has a corporate franchise tax with a statutory rate of 5.0% of apportionable income.

•	The state of Arizona has a corporate income tax with a statutory rate of 5.5% of apportionable income.

•	The state of Texas has a corporate franchise tax with a statutory rate of 0.75% for tax years beginning in 2016 of marginal apportionable income.

•	The state of New Mexico has a corporate income tax with statutory rates ranging from 4.8% to 6.6% of apportionable income over $500 thousand.

Availability of Financial Data

Under the Securities Exchange Act of 1934 ("Exchange Act"), the Company is required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about the public reference room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company files electronically with the SEC.

The Company makes available, free of charge through its website, its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Additionally, the Company has adopted and posted on its website a code of ethics that applies to its senior financial officers. The Company’s website also includes the charters for its audit committee, compensation committee, risk management committee, and nominating and governance committee. The address for the Company’s website is www.washingtonfederal.com. The Company will provide a printed copy of any of the aforementioned documents to any requesting shareholder.

Item 1A.	Risk Factors

Ownership of the Company's common stock involves risk. Investors should carefully consider, in addition to the other information set forth herein, the following risk factors:
Current economic conditions pose challenges and could adversely affect the financial condition and results of operations of the Company.
The Company is operating in an uncertain economic environment, including lackluster national and global conditions, accompanied by relatively low interest rates. Financial institutions can be affected by changing conditions in the real estate and financial markets. Dramatic declines in the housing market in past years, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions. While conditions have improved, a return to a recessionary economy could result in financial stress on the Bank's borrowers that could adversely affect its financial condition and results of operations. Deteriorating conditions in the regional economy served by the Company could drive losses beyond that which is provided for in its allowance for loan losses. The Company could also face the following risks in connection with the following events:

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
Substantially all of the Bank's loans are to individuals, businesses and real estate developers in the Pacific Northwest, Arizona, Utah, Texas, New Mexico and Nevada, and the Bank's business depends significantly on general economic conditions in these market areas. Unemployment rates have improved but continue to be high in some of the Company's market areas. Severe declines in housing prices and property values were acute in the Company's primary market areas. Most areas are improving in real estate values. However, a further deterioration in economic conditions or a prolonged delay in economic recovery in these market areas could result in the following consequences, any of which could have a material adverse effect on the Company's business:

•	Loan delinquencies may increase.

•	Problem assets and foreclosures may increase.

•	Demand for the Bank's products and services may decline.

•
Collateral for loans made by the Bank, especially real estate, may decline in value, in turn reducing a customer's borrowing power and reducing the value of assets and collateral associated with the loans.

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

The Company recently completed the transition from a stable, cost-efficient but aging legacy operating system to a more modern, efficient, scalable system.  The Company believes the new system will allow it to better provide its products and services to its customers but is dependent on the third party vendor to provide the necessary services and support.  Any disruption of such services, or the termination of a third-party license or service agreement related thereto, could adversely affect the Company’s ability to provide and service customer products.

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

To date, the Company has not experienced any material losses related to cyber-attacks or other information security breaches, but there can be no assurance that it will not suffer such attacks and losses in the future.  The Company’s risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, its plans to continue to implement internet banking and mobile banking channels, expand operations and use third-party information systems.

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

The Company's primary source of income is net interest income, which is the difference between the interest income generated by interest-earning assets and the interest expense generated by interest-bearing liabilities. The level of net interest income is a function of the average balances of interest-earning assets and interest-bearing liabilities and the spread between the amounts of the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and the mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”) and market interest rates. Management is unable to predict these external factors, including the fluctuations of market interest rates, which are affected by many drivers, including inflation, recession, unemployment, monetary policy, domestic and international disorder, instability in domestic and foreign financial markets and investor and consumer demand.
Furthermore, movements in interest rates, the pace at which such movements occur and the volume and mix of the Company’s interest-bearing assets and liabilities influence the level of net interest income. The cost of the Company's deposits is largely based on short-term interest rates, the level of which is driven by the FOMC. However, the yields generated by its long-term loans, such as single-family residential and multifamily mortgage loans, and securities are typically driven by longer-term (10 year) interest rates, which are set by the market and vary from day to day. During the last few years, the Federal Reserve's unprecedented involvement in the purchase of assets, commonly known as "quantitative easing," has caused interest rates to be lower than they would have been without such involvement. The withdrawal of this quantitative easing began in October 2017, but the completion time frame and ultimate impact remains unknown.
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
The Company may be exposed to movements in market rates to a degree not experienced by other financial institutions. The Company must carefully manage interest rate risk as a result of its significant portfolio of fixed-rate single-family home loans, which are longer-term in nature than the customer accounts and borrowed money that constitute its liabilities. The Company manages its interest rate risk in part by growing the fixed-rate loan portfolio when yields are higher and focusing on loans or investments with shorter-term characteristics, such as construction or commercial loans, when loan rates are lower. This balance sheet strategy, in conjunction with a strong capital position, has allowed the Company to manage interest rate risk through all interest rate cycles. Low operating costs have contributed further to the strong capital position. Although the Company has implemented asset and liability management policies and procedures that seek to minimize or contain this interest rate risk, these policies may not be successful in the future.
The Company relies, in part, on external financing to fund its operations and the unavailability of such funding in the future could adversely impact its growth and prospects.
The Company relies on customer deposits, advances from the FHLB of Des Moines and other borrowings to fund its operations. Management has historically been able to replace maturing deposits, if desired; however the Company may not be able to replace such funds at any given point in time if its financial condition or market conditions change or if the cost of doing so might adversely affect its financial condition or results of operations.
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
The Company's ability to pay dividends is subject to limitations that may affect its ability to pay dividends to its Shareholders.
The Company is a separate legal entity from its bank subsidiary and does not have significant operations of its own. The availability of dividends from the Bank is limited by the Bank's earnings and capital, as well as various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the Bank may not pay dividends to the

Company. If the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company's financial condition, results of operations and future prospects.
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

The Company is subject to extensive supervision, regulation and examination by the OCC, CFPB and the FDIC. In addition, the Federal Reserve is responsible for regulating the Company. This regulatory structure is designed primarily for the protection of the deposit insurance funds and consumers and not to benefit the Company's Shareholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity and various other factors. As part of this regulatory structure, the Company and the Bank are subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Under this structure the OCC, the FDIC, the CFPB and the Federal Reserve have broad discretion to impose restrictions and limitations on the Company's operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of the Company's operations.
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
The Dodd-Frank Act is having a substantial impact on the financial services industry. The Dodd-Frank Act creates a framework through which regulatory reform is being written. Many of the rules required by the Dodd-Frank Act have been implemented and others are still being drafted. As a result, the impact of the future regulatory requirements continues to be uncertain. We expect the way we conduct business to continue to be affected by these regulatory requirements.
Recent legislative initiatives to support housing finance, both state and federal, could detrimentally affect the Company's business.
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
Financial institutions are required under the USA PATRIOT and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department's Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with the USA PATRIOT Act and BSA statutes and regulations could result in fines or penalties, curtailment of expansion opportunities, enforcement actions, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, the U.S. Government imposed and will continue to expand laws and regulations relating to residential and consumer lending activities that create significant new compliance burdens and financial risks.
The Company developed policies and it continues to augment procedures and systems designed to assist in compliance with these laws and regulations. As previously disclosed, the Company announced on September 27, 2017 that the Bank is taking steps to remediate certain issues with respect to its procedures, systems and processes relating to its BSA program and that the likely impact of those measures on regulatory approvals of its proposed acquisition of Anchor had led it to withdraw regulatory applications related to the Merger. The Bank’s remediation measures will result in increased expense to the Bank. Such expenses have not been material to results of operations thus far but could be substantial over time, and the issues giving rise to those measures could result in other consequences that could adversely affect the Bank such as those outlined in the preceding paragraph.
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
The Company is not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of any additional shares of common or of preferred stock or convertible securities or the exercise of such securities could be substantially dilutive to Shareholders of the Company's common stock. For instance, exercise of the warrant issued to the U.S. Treasury in connection with its participation in the Capital Purchase Program diluted the value of the Company's common stock. Holders of the Company's shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to its Shareholders.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties

The Company owns the building in which its principal executive offices are located in Seattle, Washington. The following table sets forth certain information concerning the Company's other properties, including bank branches and administrative centers:

September 30, 2017		Property
Location	Number of Offices	Owned	Leased (1)	Net Book Value (2)
				(In thousands)
Washington	81	67	14	$148,754
Idaho	24	21	3	20,358
Oregon	47	37	10	33,499
Utah	10	5	5	6,009
Arizona	31	25	6	21,178
Texas	6	2	4	4,443
New Mexico	27	24	3	24,007
Nevada	11	7	4	5,446
Total	237	188	49	$263,694

(1)	The leases have varying terms expiring from 2017 through 2070, including renewal options.

(2)	Amount represents the net book value of all land, property and equipment owned by the Company and the book value of leasehold improvements, where applicable.
The Company evaluates on a continuing basis the suitability and adequacy of its offices, both branches and administrative centers, and has opened, relocated, remodeled or closed them as necessary to maintain efficient and attractive premises. The net investment in premises, equipment and leaseholds was $263,694,000 at September 30, 2017.

Item 3.	Legal Proceedings
The Company and its consolidated subsidiaries are involved in legal proceedings occurring in the ordinary course of business that in the aggregate are believed by management to be immaterial to the financial statements of the Company. The effects of legal proceedings did not have a material impact on the Company's consolidated financial statements.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The information required by this item is set forth in the 2017 Annual Report to Shareholders, which is included herein as Exhibit 13.
The Company’s stock repurchase program was publicly announced by the board of directors on February 3, 1995 and has no expiration date. Under this program, a total of 51,956,264 shares of the Company’s common stock have been authorized for repurchase. During the year ended September 30, 2017 the Company repurchased 3,137,178 shares at a weighted average price of $31.36. As of September 30, 2017, 1,902,412 shares remained authorized for share repurchase.

Item 6.	Selected Financial Data
The information required by this item is set forth in the 2017 Annual Report and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information required by this item is set forth in the 2017 Annual Report and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The information required herein is incorporated by reference to the section titled Interest Rate Risk within this Form 10-K.

Item 8.	Financial Statements and Supplementary Data
The information required by this item is set forth in the 2017 Annual Report and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2017, the Company carried out an evaluation, under the supervision and participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in SEC rules and forms and were effective to ensure that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 version of its Internal Control-Integrated Framework. Based on its assessment, the Company’s management believes that as of September 30, 2017, the Company’s internal control over financial reporting was effective based on this criteria.

The Company’s independent auditors, Deloitte & Touch LLP, an independent registered public accounting firm, have issued an audit report on the Company’s internal control over financial reporting, which is incorporated by reference and set forth in the 2017 Annual Report.
There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference. The Company’s annual meeting of Shareholders is set to be held on January 24, 2018.
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

Item 11.	Executive Compensation
The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) The following financial statements are incorporated herein by reference in the sections immediately following the Selected Financial Data of the Annual Report.
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of September 30, 2017 and 2016
Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2017
Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended September 30, 2017
Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended September 30, 2017
Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2017
Notes to Consolidated Financial Statements
(a)(2) There are no financial statement schedules filed herewith.
(a)(3) The following exhibits are filed as part of this report, and this list includes the Exhibit Index:

No.	Exhibit	Page/ Footnote

3.1	Restated Articles of Incorporation of the Company	(1)

3.2	Amended and Restated Bylaws of the Company	(2)

10.1	2001 Incentive Plan and Form of Award Agreements *	(3)

10.2	2011 Incentive Plan, as amended *	(4)

10.3	Form of Restricted Stock Award Agreement under 2011 Incentive Plan *	(5)

10.4	Form of Stock Option Agreement under 2011 Incentive Plan *	(5)

10.5	Form of Indemnification Agreement *	(5)

10.6	Form of Change in Control Agreement *	(6)

10.7	Transition Agreement *	(7)

13	Annual Report to Shareholders

21	Subsidiaries of the Company - Reference is made to Item 1, “Business - Subsidiaries” for the required information

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002

101	Financial Statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 formatted in XBRL
 ___________________

*	Management contract or compensation plan

(1)	Incorporated by reference from the Registrant's Form 10-Q filed with the SEC on May 3, 2016.

(2)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on January 22, 2016.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on November 8, 2005.

(4)	Incorporated by reference from the Registrant's Form 10-K filed with the SEC on November 21, 2016.

(5)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on October 24, 2016.

(6)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on August 17, 2015.

(7)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on January 24, 2017.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON FEDERAL, INC.

November 20, 2017	By:	/S/ BRENT J. BEARDALL
Brent J. Beardall, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Brent J. Beardall	November 20, 2017
Brent J. Beardall Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ Vincent L. Beatty	November 20, 2017
Vincent L. Beatty Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Cory D. Stewart	November 20, 2017
Cory D. Stewart Senior Vice President and Principal Accounting Officer (Principal Accounting Officer)
/s/ Roy M. Whitehead	November 20, 2017
Roy M. Whitehead, Executive Chairman of the Board
/s/ David K. Grant	November 20, 2017
David K. Grant, Director
/s/ Anna C. Johnson	November 20, 2017
Anna C. Johnson, Director
/s/ Thomas J. Kelley	November 20, 2017
Thomas J. Kelley, Director
/s/ Erin N. Lantz	November 20, 2017
Erin N. Lantz, Director
/s/ Barbara L. Smith	November 20, 2017
Barbara L. Smith, Director
/s/ Mark N. Tabbutt	November 20, 2017
Mark N. Tabbutt, Director
/s/ Randall H. Talbot	November 20, 2017
Randall H. Talbot, Director