Form 10-Q
period 2017-12-31
WASHINGTON FEDERAL INC
filed 2018-01-26
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	January 24, 2018
Common stock, $1.00 par value	85,973,665

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	December 31, 2017	September 30, 2017
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$309,713	$313,070
Available-for-sale securities, at fair value	1,245,855	1,266,209
Held-to-maturity securities, at amortized cost	1,765,886	1,646,856
Loans receivable, net of allowance for loan losses of $127,155 and $123,073	11,107,042	10,882,622
Interest receivable	42,146	41,643
Premises and equipment, net	264,643	263,694
Real estate owned	17,928	20,658
FHLB and FRB stock	130,590	122,990
Bank owned life insurance	211,833	211,330
Intangible assets, including goodwill of $300,288 and $293,153	310,578	298,682
Other assets	177,799	185,826
	$15,584,013	$15,253,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$6,482,612	$6,361,158
Time deposit accounts	4,518,967	4,473,850
	11,001,579	10,835,008
FHLB advances	2,415,000	2,225,000
Advance payments by borrowers for taxes and insurance	23,924	56,631
Accrued expenses and other liabilities	133,892	131,253
	13,574,395	13,247,892
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 135,274,618 and 134,957,511 shares issued; 86,363,099 and 87,193,362 shares outstanding	135,275	134,958
Additional paid-in capital	1,661,866	1,660,885
Accumulated other comprehensive income (loss), net of taxes	8,004	5,015
Treasury stock, at cost; 48,911,519 and 47,764,149 shares	(877,044)	(838,060)
Retained earnings	1,081,517	1,042,890
	2,009,618	2,005,688
	$15,584,013	$15,253,580

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2017	2016
	(In thousands, except share data)
INTEREST INCOME
Loans receivable	$124,511	$114,835
Mortgage-backed securities	16,899	12,789
Investment securities and cash equivalents	4,370	5,140
	145,780	132,764
INTEREST EXPENSE
Customer accounts	14,638	13,017
FHLB advances	15,407	16,595
	30,045	29,612
Net interest income	115,735	103,152
Provision (release) for loan losses	—	—
Net interest income after provision (release) for loan losses	115,735	103,152

OTHER INCOME
Gain on sale of investment securities	—	968
FDIC loss share valuation adjustments	(8,550)	—
Loan fee income	1,035	1,334
Deposit fee income	6,686	5,185
Other income	7,624	4,409
	6,795	11,896

OTHER EXPENSE
Compensation and benefits	29,619	26,994
Occupancy	8,671	8,450
FDIC insurance premiums	2,820	2,839
Product delivery	3,956	3,361
Information technology	7,929	6,451
Other expense	8,946	6,246
	61,941	54,341
Gain (loss) on real estate owned, net	46	398
Income before income taxes	60,635	61,105
Income tax expense	8,965	19,859
NET INCOME	$51,670	$41,246

PER SHARE DATA
Basic earnings per share	$0.59	$0.46
Diluted earnings per share	0.59	0.46
Dividends paid on common stock per share	0.15	0.14
Basic weighted average number of shares outstanding	86,938,095	89,310,958
Diluted weighted average number of shares outstanding	87,082,499	89,731,024

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2017	2016
	(In thousands)
Net income	$51,670	$41,246

Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sale investment securities	(1,964)	(17,079)
Reclassification adjustment of net gain (loss) from sale of available-for-sale securities included in net income	—	968
Related tax benefit (expense)	722	5,921
	(1,242)	(10,190)

Net unrealized gain (loss) on cash flow hedges of borrowings	6,690	29,271
Related tax benefit (expense)	(2,459)	(10,757)
	4,231	18,514

Other comprehensive income (loss) net of tax	2,989	8,324
Comprehensive income	$54,659	$49,570

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2017	$134,958	$1,660,885	$1,042,890	$5,015	$(838,060)	$2,005,688
Net income			51,670			51,670
Other comprehensive income (loss)				2,989		2,989
Dividends on common stock			(13,043)			(13,043)
Compensation expense related to common stock options						—
Proceeds from exercise of common stock options	14	272				286
Restricted stock expense	194	818				1,012
Exercise of stock warrants	109	(109)				—
Treasury stock acquired					(38,984)	(38,984)
Balance at December 31, 2017	$135,275	$1,661,866	$1,081,517	$8,004	$(877,044)	$2,009,618

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2016	$134,308	$1,648,388	$943,877	$(11,156)	$(739,686)	$1,975,731
Net income			41,246			41,246
Other comprehensive income (loss)				8,324		8,324
Dividends on common stock			(12,422)			(12,422)
Proceeds from exercise of common stock options	190	4,172				4,362
Restricted stock expense	109	2,636				2,745
Exercise of stock warrants	50	(50)				—
Treasury stock acquired					(20,385)	(20,385)
Balance at December 31, 2016	$134,657	$1,655,146	$972,701	$(2,832)	$(760,071)	$1,999,601

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51,670	$41,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion expense, net	15,273	12,087
Stock based compensation expense	1,012	2,745
Loss (gain) on sale of investment securities	—	(968)
Decrease (increase) in accrued interest receivable	(503)	(449)
Decrease (increase) in federal and state income tax receivable	—	16,047
Decrease (increase) in cash surrender value of bank owned life insurance	(1,571)	(1,739)
Gain on bank owned life insurance	(2,416)	(649)
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(241)	657
Decrease (increase) in other assets	(7,715)	14,153
Increase (decrease) in accrued expenses and other liabilities	2,595	(41,265)
Net cash provided by (used in) operating activities	58,104	41,865
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(80,089)	(226,080)
Loans purchased	(143,605)	—
FHLB & FRB stock purchased	(123,600)	(9)
FHLB & FRB stock redeemed	116,000	24
Available-for-sale securities purchased	(40,884)	—
Principal payments and maturities of available-for-sale securities	58,261	112,469
Proceeds from sales of available-for-sale securities	—	350,890
Held-to-maturity securities purchased	(170,836)	(415,729)
Principal payments and maturities of held-to-maturity securities	50,653	78,778
Proceeds from sales of real estate owned	3,440	6,457
Proceeds from settlement of bank owned life insurance	3,484	1,231
Proceeds from sales of premises and equipment	1	1,722
Premises and equipment purchased and REO improvements	(6,485)	(2,200)
Net cash provided by (used in) investing activities	(333,660)	(92,447)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	166,647	46,799
Proceeds from borrowings	3,090,000	—
Repayments of borrowings	(2,900,000)	—
Proceeds from exercise of common stock options and related tax benefit	286	4,362
Dividends paid on common stock	(13,043)	(12,422)
Treasury stock purchased	(38,984)	(20,385)
Increase (decrease) in borrower advances related to taxes and insurance, net	(32,707)	(19,302)
Net cash provided by (used in) financing activities	272,199	(948)
Increase (decrease) in cash and cash equivalents	(3,357)	(51,530)
Cash and cash equivalents at beginning of period	313,070	450,368
Cash and cash equivalents at end of period	$309,713	$398,838
(CONTINUED)

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2017	2016
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$773	$1,589
Non-cash financing activities
Stock issued upon exercise of warrants	3,761	1,523
Cash paid during the period for
Interest	29,986	28,737
Income taxes	5,225	—

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A – Summary of Significant Accounting Policies
Nature of Operations - Washington Federal, Inc. (the "Company") is a Washington corporation headquartered in Seattle, Washington. The Company is a bank holding company that conducts its operations through its national bank subsidiary, Washington Federal, National Association (the "Bank"). The Bank is principally engaged in the business of attracting deposits from businesses and the general public and investing these funds, together with borrowings and other funds, in one-to-four family residential mortgage and construction loans, home equity loans, lines of credit, commercial real estate loans, commercial and industrial loans, multi-family and other forms of real estate loans. As used throughout this document, the terms "Washington Federal" or the "Company" refer to Washington Federal, Inc. and its consolidated subsidiaries and the term "Bank" refers to the operating subsidiary Washington Federal, National Association.
Basis of Presentation - The Company has prepared the consolidated unaudited interim financial statements included in this report. All intercompany transactions and accounts have been eliminated in consolidation. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation are reflected in the interim financial statements. Certain amounts in the financial statements from prior periods have been reclassified to conform to the current financial statement presentation.
The information included in this Form 10-Q should be read in conjunction with the financial statements and related notes in the Company's 2017 Annual Report on Form 10-K (“2017 Annual Financial Statements”). Interim results are not necessarily indicative of results for a full year.
During the three months ended December 31, 2017, an immaterial correction was recorded related to acquisitions of insurance agency businesses in prior years. The balance sheet classification correction resulted in an increase in goodwill of $7,135,000 and finite-lived intangible assets of $5,106,000 and a corresponding decrease in other assets of $12,241,000.
Summary of Significant Accounting Policies - The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its 2017 Annual Financial Statements. There have not been any material changes in our significant accounting policies compared to those contained in our 2017 Annual Financial Statements for the year ended September 30, 2017.
Off-Balance-Sheet Credit Exposures – The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $2,088,669,000 and $1,992,905,000 at December 31, 2017 and September 30, 2017, respectively. The Company estimates losses on off-balance-sheet credit exposures by allocating a loss percentage derived from historical loss factors for each asset class.

NOTE B – New Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of the period of adoption. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The ASU clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The ASU is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods therein. Entities may use either a full or modified approach to adopt the ASU. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption being permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations Clarifying the Definition of a Business (Topic 805), for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The ASU must be applied prospectively and upon adoption the standard will impact how we assess acquisitions (or disposals) of assets or businesses. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU address eight specific cash flow issues with the objective of reducing diversity in practice. The specific issues identified include: debt prepayments or extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period; however, early adoption is permitted. The Company is currently evaluating the guidance to determine its adoption method and does not expect this guidance to have a material impact on its consolidated financial statements.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For most debt securities, the transition approach requires a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period the guidance is effective. For other-than-temporarily impaired debt securities and PCD assets, the guidance will be applied prospectively. While the Company is currently in the process of evaluating the impact of the amended guidance on its consolidated financial statements, it currently expects the ALLL to increase upon adoption given that the allowance will be required to cover the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the Company’s loan and lease portfolio at the time of adoption.

In February 2016, the FASB issued ASU 2016-02, Leases. The amendments require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The guidance also simplifies the accounting for sale and leaseback transactions. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently in the process of accumulating the lease data necessary to apply the amended guidance. The Company is continuing to evaluate the impact of the amended guidance on its consolidated financial statements, but the effects of recognizing most operating leases is not expected to be material. The Company expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments based on the present value of unpaid lease payments as of the date of adoption.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this ASU also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

NOTE C – Dividends and Share Repurchases

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On November 20, 2017, the Company paid a regular dividend on common stock of $0.15 per share, which represented the 139th consecutive quarterly cash dividend. Dividends per share were $0.15 and $0.14 for the quarters ended December 31, 2017 and 2016, respectively. On January 24, 2018, the Company declared a regular dividend on common stock of $0.17 per share, which represents its 140th consecutive quarterly cash dividend. This dividend will be paid on February 23, 2018 to common shareholders of record on February 9, 2018.

For the three months ended December 31, 2017, the Company repurchased 1,147,370 shares at an average price of $33.98. Additionally, 108,704 shares of common stock were issued during the three months ended December 31, 2017 to investors that exercised warrants previously issued as part of the 2008 Troubled Asset Relief Program ("TARP"). As of December 31, 2017, 112,649 such warrants remain outstanding. Net of warrant cash repurchase activity, there are 753,585 remaining shares authorized to be repurchased under the current Board approved share repurchase program. On January 24, 2018, the Board approved an additional 5,000,000 shares available under the repurchase program.

NOTE D – Loans Receivable

The following table is a summary of loans receivable.

	December 31, 2017		September 30, 2017
	(In thousands)		(In thousands)
Gross loans by category
Single-family residential	$5,693,318	45.7%	$5,711,004	46.8%
Construction	1,710,418	13.7	1,597,996	13.1
Construction - custom	583,580	4.7	602,631	4.9
Land - acquisition & development	136,938	1.1	124,308	1.0
Land - consumer lot loans	105,086	0.8	104,405	0.9
Multi-family	1,312,695	10.5	1,303,148	10.7
Commercial real estate	1,436,508	11.5	1,434,610	11.8
Commercial & industrial	1,120,707	9.0	1,093,360	9.0
HELOC	136,995	1.1	144,850	1.2
Consumer	219,971	1.8	85,075	0.7
Total gross loans	12,456,216	100%	12,201,387	100%
Less:
Allowance for loan losses	127,155		123,073
Loans in process	1,175,642		1,149,934
Net deferred fees, costs and discounts	46,377		45,758
Total loan contra accounts	1,349,174		1,318,765
Net loans	$11,107,042		$10,882,622

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth information regarding non-accrual loans.

	December 31, 2017		September 30, 2017
	(In thousands)
Non-accrual loans:
Single-family residential	$26,219	57.7%	$27,930	56.3%
Construction	364	0.8	—	—
Construction - custom	—	—	91	0.2
Land - acquisition & development	1,326	2.9	296	0.6
Land - consumer lot loans	976	2.1	605	1.2
Multi-family	250	0.5	139	0.3
Commercial real estate	8,241	18.1	11,815	23.8
Commercial & industrial	7,596	16.7	8,082	16.3
HELOC	476	1.0	531	1.1
Consumer	72	0.2	91	0.2
Total non-accrual loans	$45,520	100%	$49,580	100%
% of total net loans	0.41%		0.46%

The Company recognized interest income on non-accrual loans of approximately $2,551,000 in the three months ended December 31, 2017. Had these loans been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $489,000 for the three months ended December 31, 2017. Interest cash flows collected on non-accrual loans varies from period to period as those loans are brought current or are paid off.

The following tables provide details regarding delinquent loans.

December 31, 2017	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total Delinquent
	(In thousands)
Single-family residential	$5,692,045	$5,655,873	$9,801	$6,073	$20,298	$36,172	0.64%
Construction	852,164	847,793	1,500	2,507	364	4,371	0.51
Construction - custom	292,255	292,255	—	—	—	—	—
Land - acquisition & development	112,260	111,018	—	—	1,242	1,242	1.11
Land - consumer lot loans	104,996	104,246	107	153	490	750	0.71
Multi-family	1,312,673	1,312,423	—	—	250	250	0.02
Commercial real estate	1,436,508	1,436,064	129	—	315	444	0.03
Commercial & industrial	1,120,707	1,117,240	2,894	—	573	3,467	0.31
HELOC	136,995	136,004	439	147	405	991	0.72
Consumer	219,971	219,404	352	154	61	567	0.26
Total Loans	$11,280,574	$11,232,320	$15,222	$9,034	$23,998	$48,254	0.43%
Delinquency %		99.57%	0.13%	0.08%	0.21%	0.43%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2017	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total Delinquent
	(In thousands)
Single-family residential	$5,709,690	$5,671,933	$10,925	$4,810	$22,022	$37,757	0.66%
Construction	793,959	793,959	—	—	—	—	—
Construction - custom	277,599	277,508	—	—	91	91	0.03
Land - acquisition & development	104,856	104,526	—	—	330	330	0.31
Land - consumer lot loans	104,335	103,389	112	680	154	946	0.91
Multi-family	1,303,119	1,302,720	5	255	139	399	0.03
Commercial real estate	1,434,610	1,432,052	507	—	2,051	2,558	0.18
Commercial & industrial	1,093,360	1,092,735	—	51	574	625	0.06
HELOC	144,850	143,974	221	342	313	876	0.60
Consumer	85,075	84,644	245	107	79	431	0.51
Total Loans	$11,051,453	$11,007,440	$12,015	$6,245	$25,753	$44,013	0.40%
Delinquency %		99.60%	0.11%	0.06%	0.23%	0.40%

The percentage of total delinquent loans increased from 0.40% as of September 30, 2017 to 0.43% as of December 31, 2017 and there are no loans greater than 90 days delinquent and still accruing interest as of either date.

The following table provides information related to loans that were restructured in a troubled debt restructuring ("TDR") during the periods presented:

	Three Months Ended December 31,
	2017			2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-family residential	8	$2,012	$2,012	12	$2,134	$2,134
Land - consumer lot loans	—	—	—	1	204	204
Commercial & Industrial	3	7,256	7,256	—	—	—
HELOC	—	—	—	1	228	228
	11	$9,268	$9,268	14	$2,566	$2,566

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information on payment defaults occurring during the periods presented where the loan had been modified in a TDR within 12 months of the payment default.

	Three Months Ended December 31,
	2017		2016
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
TDRs That Subsequently Defaulted:
Single-family residential	1	$44	6	$1,993
Commercial real estate	—	—	2	267
	1	$44	8	$2,260

Most loans restructured in TDRs are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. As of December 31, 2017, 97.6% of the Company's $199,175,000 in TDRs were classified as performing. Each request for modification is individually evaluated for merit and likelihood of success. The concession granted in a loan modification is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty four months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of December 31, 2017, single-family residential loans comprised 85.7% of TDRs.

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

The Company's remaining outstanding balance of assets subject to FDIC loss share agreements was $58,699,000 (including $54,865,000 of loans receivable) at December 31, 2017 compared to $67,914,000 (including $61,810,114 of loans receivable) as of September 30, 2017. As of December 31, 2017, the associated FDIC indemnification asset was $0 compared to a balance of $8,967,000 as of September 30, 2017. The FDIC clawback liability was $39,906,000 as of December 31, 2017 and $37,143,000 as of September 30, 2017. The Company has made a proposal to the FDIC to early terminate its remaining FDIC loss share agreements, which relate to the Horizon Bank and Home Valley Bank acquisitions. During the three months ended December 31, 2017, the Company recorded an $8,550,000 charge resulting from valuation adjustments related to the FDIC indemnification asset and FDIC clawback liability. The valuation adjustments were based on management's estimate of the amount that would be due to the FDIC to early terminate the loss share agreements.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans
The following tables summarize the activity in the allowance for loan losses.

Three Months Ended December 31, 2017	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$36,892	$(461)	$121	$(624)	$35,928
Construction	24,556	—	—	658	25,214
Construction - custom	1,944	(50)	—	158	2,052
Land - acquisition & development	6,829	—	3,372	(2,846)	7,355
Land - consumer lot loans	2,649	(47)	—	304	2,906
Multi-family	7,862	—	—	42	7,904
Commercial real estate	11,818	—	—	(193)	11,625
Commercial & industrial	28,524	(116)	55	805	29,268
HELOC	855	—	—	(47)	808
Consumer	1,144	(78)	286	2,743	4,095
	$123,073	$(752)	$3,834	$1,000	$127,155

Three Months Ended December 31, 2016	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$37,796	$(115)	$151	$374	$38,206
Construction	19,838	—	—	2,096	21,934
Construction - custom	1,080	—	—	30	1,110
Land - acquisition & development	6,023	(20)	4,018	(3,356)	6,665
Land - consumer lot loans	2,535	(17)	70	(87)	2,501
Multi-family	6,925	—	—	704	7,629
Commercial real estate	8,588	(11)	356	1,235	10,168
Commercial & industrial	28,008	(58)	725	(939)	27,736
HELOC	813	(37)	1	55	832
Consumer	1,888	(146)	379	(446)	1,675
	$113,494	$(404)	$5,700	$(334)	$118,456

The Company recorded no provision for loan losses during the three months ended December 31, 2017 or December 31, 2016. Reserving for new loan originations as the loan portfolio grows and the mix changes has been largely offset by recoveries of previously charged-off loans. Recoveries, net of charge-offs, totaled $3,082,000 for the three months ended December 31, 2017, compared with $5,296,000 of net recoveries for the same period one year ago.
Non-performing assets were $63,448,000, or 0.41%, of total assets at December 31, 2017, compared to $70,238,000, or 0.46%, of total assets at September 30, 2017. Non-accrual loans were $45,520,000 at December 31, 2017, compared to $49,580,000 at September 30, 2017. Delinquencies, as a percent of total loans, were 0.43% at December 31, 2017, compared to 0.40% at September 30, 2017.

The reserve for unfunded commitments was $6,750,000 as of December 31, 2017, which is a decrease from $7,750,000 at September 30, 2017.

Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $133,905,000, or 1.08% of gross loans as of December 31, 2017, is sufficient to absorb estimated inherent losses.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves.

December 31, 2017	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	(In thousands)			(In thousands)
Single-family residential	$35,928	$5,676,565	0.6%	$—	$24,083	—%
Construction	25,214	851,800	3.0	—	364	—
Construction - custom	2,052	292,255	0.7	—	—	—
Land - acquisition & development	7,355	110,884	6.6	—	1,376	—
Land - consumer lot loans	2,906	97,291	3.0	—	416	—
Multi-family	7,899	1,311,943	0.6	5	730	0.7
Commercial real estate	11,519	1,389,749	0.8	106	27,535	0.4
Commercial & industrial	28,744	1,108,961	2.6	524	11,694	4.5
HELOC	808	134,320	0.6	—	620	—
Consumer	4,095	219,784	1.9	—	70	—
	$126,520	$11,193,552	1.1%	$635	$66,888	0.9%

September 30, 2017	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	(In thousands)			(In thousands)
Single-family residential	$36,893	$5,713,576	0.7%	$—	$5,552	—%
Construction	24,556	793,958	3.1	—	—	—
Construction - custom	1,944	277,495	0.7	—	105	—
Land - acquisition & development	6,828	104,767	6.5	1	89	1.0
Land - consumer lot loans	2,649	96,337	2.8	—	171	—
Multi-family	7,857	1,302,625	0.6	5	493	1.0
Commercial real estate	11,697	1,391,668	0.8	120	21,765	0.6
Commercial & industrial	28,524	1,093,210	2.6	—	81	—
HELOC	855	141,689	0.6	—	215	—
Consumer	1,144	84,887	1.4	—	82	—
	$122,947	$11,000,212	1.1%	$126	$28,553	0.4%

As of December 31, 2017, $126,520,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $635,000 was specific reserves on loans deemed to be individually impaired. As of September 30, 2017, $122,947,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $126,000 was specific reserves on loans deemed to be individually impaired.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on loans based on risk rating categories as defined above.

December 31, 2017	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands)
Loan type
Single-family residential	$5,657,731	$—	$35,587	$—	$—	$5,693,318
Construction	1,707,044	—	3,374	—	—	1,710,418
Construction - custom	583,580	—	—	—	—	583,580
Land - acquisition & development	134,625	—	2,313	—	—	136,938
Land - consumer lot loans	104,105	—	981	—	—	105,086
Multi-family	1,304,991	3,159	4,545	—	—	1,312,695
Commercial real estate	1,401,236	3,764	31,508	—	—	1,436,508
Commercial & industrial	1,077,207	10,423	33,077	—	—	1,120,707
HELOC	136,287	—	708	—	—	136,995
Consumer	219,899	—	72	—	—	219,971
Total gross loans	$12,326,705	$17,346	$112,165	$—	$—	$12,456,216

Total grade as a % of total gross loans	99.0%	0.1%	0.9%	—%	—%

September 30, 2017	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands)
Loan type
Single-family residential	$5,671,229	$—	$39,775	$—	$—	$5,711,004
Construction	1,594,926	—	3,070	—	—	1,597,996
Construction - custom	602,540	—	91	—	—	602,631
Land - acquisition & development	123,028	207	1,073	—	—	124,308
Land - consumer lot loans	103,787	—	618	—	—	104,405
Multi-family	1,295,261	5,795	2,092	—	—	1,303,148
Commercial real estate	1,391,996	5,944	36,670	—	—	1,434,610
Commercial & industrial	1,054,972	14,814	23,574	—	—	1,093,360
HELOC	144,229	—	621	—	—	144,850
Consumer	84,984	—	91	—	—	85,075
Total gross loans	$12,066,952	$26,760	$107,675	$—	$—	$12,201,387

Total grade as a % of total gross loans	98.9%	0.2%	0.9%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on gross loans based on borrower payment activity.

December 31, 2017	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,667,099	99.5%	$26,219	0.5%
Construction	1,710,054	100.0	364	—
Construction - custom	583,580	100.0	—	—
Land - acquisition & development	135,612	99.0	1,326	1.0
Land - consumer lot loans	104,110	99.1	976	0.9
Multi-family	1,312,445	100.0	250	—
Commercial real estate	1,428,267	99.4	8,241	0.6
Commercial & industrial	1,113,111	99.3	7,596	0.7
HELOC	136,519	99.7	476	0.3
Consumer	219,899	100.0	72	—
	$12,410,696	99.6%	$45,520	0.4%

September 30, 2017	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,683,074	99.5%	$27,930	0.5%
Construction	1,597,996	100.0	—	—
Construction - custom	602,540	99.9	91	0.1
Land - acquisition & development	124,012	99.8	296	0.2
Land - consumer lot loans	103,800	99.4	605	0.6
Multi-family	1,303,009	99.9	139	0.1
Commercial real estate	1,422,795	99.2	11,815	0.8
Commercial & industrial	1,085,278	99.3	8,082	0.7
HELOC	144,319	99.6	531	0.4
Consumer	84,984	99.9	91	0.1
	$12,151,807	99.6%	$49,580	0.4%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on impaired loan balances and the related allowances by loan types.

December 31, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
Impaired loans with no related allowance recorded:
Single-family residential	$20,405	$21,860	$—		$20,864
Construction	969	969	—		485
Construction - custom	—	—	—		74
Land - acquisition & development	1,376	1,405	—		853
Land - consumer lot loans	300	375	—		254
Multi-family	250	254	—		195
Commercial real estate	16,372	21,720	—		14,631
Commercial & industrial	4,439	4,506	—		6,359
HELOC	620	747	—		555
Consumer	70	134	—		79
	44,801	51,970	—		44,349
Impaired loans with an allowance recorded:
Single-family residential	170,677	174,162	3,412		176,308
Land - acquisition & development	—	—	—		45
Land - consumer lot loans	7,405	7,776	—		7,677
Multi-family	480	480	5		487
Commercial real estate	11,910	12,755	106		13,495
Commercial & industrial	7,256	7,256	524		3,628
HELOC	1,356	1,435	—		1,542
Consumer	91	91	—		94
	199,175	203,955	4,047	(1)	203,276
Total impaired loans:
Single-family residential	191,082	196,022	3,412		197,172
Construction	969	969	—		485
Construction - custom	—	—	—		74
Land - acquisition & development	1,376	1,405	—		898
Land - consumer lot loans	7,705	8,151	—		7,931
Multi-family	730	734	5		682
Commercial real estate	28,282	34,475	106		28,126
Commercial & industrial	11,695	11,762	524		9,987
HELOC	1,976	2,182	—		2,097
Consumer	161	225	—		173
	$243,976	$255,925	$4,047	(1)	$247,625

(1)	Includes $635,000 of specific reserves and $3,412,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment
	(In thousands)
Impaired loans with no related allowance recorded:
Single-family residential	$21,325	$23,880	$—		$19,371
Construction - custom	148	165	—		231
Land - acquisition & development	330	8,208	—		176
Land - consumer lot loans	208	330	—		431
Multi-family	139	3,231	—		748
Commercial real estate	12,890	22,487	—		11,466
Commercial & industrial	8,279	14,321	—		7,425
HELOC	490	1,212	—		487
Consumer	88	1,433	—		57
	43,897	75,267	—		40,392
Impaired loans with an allowance recorded:
Single-family residential	181,941	186,167	4,030		204,723
Land - acquisition & development	90	90	1		576
Land - consumer lot loans	7,949	8,526	—		8,976
Multi-family	493	493	5		1,024
Commercial real estate	15,079	16,707	120		16,991
Commercial & industrial	—	—	—		297
HELOC	1,728	1,806	—		1,451
Consumer	97	284	—		100
	207,377	214,073	4,156	(1)	234,138
Total impaired loans:
Single-family residential	203,266	210,047	4,030		224,094
Construction - custom	148	165	—		231
Land - acquisition & development	420	8,298	1		752
Land - consumer lot loans	8,157	8,856	—		9,407
Multi-family	632	3,724	5		1,772
Commercial real estate	27,969	39,194	120		28,457
Commercial & industrial	8,279	14,321	—		7,722
HELOC	2,218	3,018	—		1,938
Consumer	185	1,717	—		157
	$251,274	$289,340	$4,156	(1)	$274,530

(1)	Includes $126,000 of specific reserves and $4,030,000 included in the general reserves.

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
We have established and documented the Company's process for determining the fair values of the Company's assets and liabilities, where applicable. Fair value is based on quoted market prices, when available, for identical or similar assets or liabilities. In the absence of quoted market prices, fair value is determined using valuation models or third-party appraisals. The following is a description of the valuation methodologies used to measure and report the fair value of financial assets and liabilities on a recurring or nonrecurring basis.
Measured on a Recurring Basis
Available-for-Sale Securities and Derivative Contracts
Securities available for sale are recorded at fair value on a recurring basis. The fair value of debt securities are priced using model pricing based on the securities' relationship to other benchmark quoted prices as provided by an independent third party, and under GAAP are considered a Level 2 input method. Securities that are traded on active exchanges, including the Company's equity securities, are measured using the closing price in an active market and are considered a Level 1 input method.
The Company offers interest rate swaps to its variable rate borrowers who want to manage their interest rate risk. At the same time, the Company enters into the opposite trade with a counter party to offset its interest rate risk. The Company has also entered into commercial loan hedges as well as borrowings hedges using interest rate swaps. The fair value of these interest rate swaps are estimated by a third party pricing service using a discounted cash flow technique. These are considered a Level 2 input method.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis.

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
Equity securities	$503	$—	$—	$503
U.S. government and agency securities	—	194,869	—	194,869
Municipal bonds	—	26,212	—	26,212
Corporate debt securities	—	184,416	—	184,416
Mortgage-backed securities
Agency pass-through certificates	—	831,489	—	831,489
Commercial MBS	—	8,366	—	8,366
Total available-for-sale securities	503	1,245,352	—	1,245,855
Interest rate contracts	—	7,587	—	7,587
Borrowings hedges	—	4,997	—	4,997
Total financial assets	$503	$1,257,936	$—	$1,258,439

Financial Liabilities
Interest rate contracts	$—	$7,587	$—	$7,587
Commercial loan hedges	—	36	—	36
Total financial liabilities	$—	$7,623	$—	$7,623
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the three months ended December 31, 2017.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
Equity securities	$522	$—	$—	$522
U.S. government and agency securities	—	211,077	—	211,077
Municipal bonds	—	26,624	—	26,624
Corporate debt securities	—	185,298	—	185,298
Mortgage-backed securities
Agency pass-through certificates	—	834,297	—	834,297
Commercial MBS	—	8,391	—	8,391
Total available-for-sale securities	522	1,265,687	—	1,266,209
Interest rate contracts	—	1,139	—	1,139
Total financial assets	$522	$1,266,826	$—	$1,267,348

Financial Liabilities
Interest rate contracts	$—	$1,139	$—	$1,139
Commercial loan hedges	—	174	—	174
Borrowings hedges	—	1,693	—	1,693
Total financial liabilities	$—	$3,006	$—	$3,006
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the fiscal year ended September 30, 2017.

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

When management determines that the fair value of the collateral or the real estate owned requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the impaired loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2017 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at December 31, 2017 and December 31, 2016, and the total gains (losses) resulting from those fair value adjustments for the three months ended December 31, 2017 and December 31, 2016. The estimated fair value measurements are shown gross of estimated selling costs.

	December 31, 2017				Three Months Ended December 31, 2017
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$—	$—	$688	$688	$(507)
Real estate owned (2)	—	—	2,055	2,055	(180)
Balance at end of period	$—	$—	$2,743	$2,743	$(687)

(1)	The gains (losses) represent remeasurements of collateral-dependent loans.

(2)	The gains (losses) represent aggregate writedowns and charge-offs on REO.

	December 31, 2016				Three Months Ended December 31, 2016
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$—	$—	$3,353	$3,353	$(422)
Real estate owned (2)	—	—	2,299	2,299	(241)
Balance at end of period	$—	$—	$5,652	$5,652	$(663)

(1)	The gains (losses) represent remeasurements of collateral-dependent loans.

(2)	The gains (losses) represent aggregate writedowns and charge-offs on REO.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		December 31, 2017		September 30, 2017
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$309,713	$309,713	$313,070	$313,070
Available-for-sale securities
Equity securities	1	503	503	522	522
U.S. government and agency securities	2	194,869	194,869	211,077	211,077
Municipal bonds	2	26,212	26,212	26,624	26,624
Corporate debt securities	2	184,416	184,416	185,298	185,298
Mortgage-backed securities
Agency pass-through certificates	2	831,489	831,489	834,297	834,297
Commercial MBS	2	8,366	8,366	8,391	8,391
Total available-for-sale securities		1,245,855	1,245,855	1,266,209	1,266,209
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	1,750,886	1,738,337	1,646,856	1,635,913
Commercial MBS	2	15,000	15,005	—	—
Total held-to-maturity securities		1,765,886	1,753,342	1,646,856	1,635,913

Loans receivable	3	11,107,042	11,503,407	10,882,622	11,247,586
FHLB and FRB stock	2	130,590	130,590	122,990	122,990
Other assets - interest rate contracts	2	7,587	7,587	1,139	1,139
Other assets - borrowings hedges	2	4,997	4,997	—	—

Financial liabilities
Customer accounts	2	11,001,579	10,483,114	10,835,008	10,411,686
FHLB advances	2	2,415,000	2,431,792	2,225,000	2,266,791
Other liabilities - interest rate contracts	2	7,587	7,587	1,139	1,139
Other liabilities - commercial loan hedges	2	36	36	174	174
Other liabilities - borrowings hedges	2	—	—	1,693	1,693
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
Borrowings hedges – The fair value of the interest rate swaps are estimated by a third party pricing service using a discounted cash flow technique.
The following tables provide a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities.

	December 31, 2017
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$3,300	$70	$—	$3,370	9.80%
1 to 5 years	2,123	—	—	2,123	1.61
5 to 10 years	68,326	—	(1,174)	67,152	2.03
Over 10 years	122,171	215	(162)	122,224	2.09
Equity securities due
1 to 5 years	500	3	—	503	1.80
Corporate debt securities due
1 to 5 years	63,657	1,936	—	65,593	3.14
5 to 10 years	119,962	213	(1,352)	118,823	2.66
Over 10 years	—	—	—	—	—
Municipal bonds due
Within 1 year	2,352	—	(4)	2,348	1.23
1 to 5 years	1,374	8	—	1,382	2.05
Over 10 years	20,338	2,144	—	22,482	6.45
Mortgage-backed securities
Agency pass-through certificates	825,744	8,181	(2,436)	831,489	3.11
Commercial MBS	8,350	16	—	8,366	3.55
	1,238,197	12,786	(5,128)	1,245,855	2.98
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,750,886	6,218	(18,767)	1,738,337	3.16
Commercial MBS	15,000	5	—	15,005	2.23
	1,765,886	6,223	(18,767)	1,753,342	3.15
	$3,004,083	$19,009	$(23,895)	$2,999,197	3.08%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2017
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$9,300	$146	$—	$9,446	10.38%
1 to 5 years	5,688	2	—	5,690	1.51
5 to 10 years	69,108	—	(1,238)	67,870	1.93
Over 10 years	127,936	353	(218)	128,071	1.92
Equity Securities
1 to 5 years	500	22	—	522	1.80
Corporate bonds due
Within 1 year	—	—	—	—	—
1 to 5 years	63,622	2,083	—	65,705	2.96
5 to 10 years	119,960	210	(577)	119,593	2.62
Over 10 years	—	—	—	—	—
Municipal bonds due
Within 1 year	2,344	10	—	2,354	1.23
1 to 5 years	1,367	55	—	1,422	2.05
5 to 10 years	—	—	—	—	—
Over 10 years	20,343	2,505	—	22,848	6.45
Mortgage-backed securities
Agency pass-through certificates	828,069	8,402	(2,174)	834,297	2.96
Commercial MBS	8,350	41	—	8,391	3.31
	1,256,587	13,829	(4,207)	1,266,209	2.86
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,646,856	7,143	(18,086)	1,635,913	3.14
	1,646,856	7,143	(18,086)	1,635,913	—
	$2,903,443	$20,972	$(22,293)	$2,902,122	3.02%

For available-for-sale investment securities, there were no sales during the three months ended December 31, 2017 and sales totaling $350,890,000 during the three months ended December 31, 2016. There were purchases of $40,884,000 of available-for-sale investment securities during the three months ended December 31, 2017 and no purchases during the three months ended December 31, 2016. For held-to-maturity investment securities, there were purchases totaling $170,836,000 during the three months ended December 31, 2017 and purchases of $415,729,000 during the three months ended December 31, 2016. There were no sales of held-to-maturity investment securities during either period. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.
The following tables show the unrealized gross losses and fair value of securities as of December 31, 2017 and September 30, 2017, by length of time that individual securities in each category have been in a continuous loss position. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other than temporarily impaired.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 2017	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate debt securities	$—	$—	$(1,352)	$98,648	$(1,352)	98,648
Municipal bonds due	—	—	(4)	2,347	(4)	2,347
U.S. government and agency securities	—	—	(1,336)	104,572	(1,336)	104,572
Agency pass-through certificates	(131)	71,537	(21,072)	1,218,036	(21,203)	1,289,573
	$(131)	$71,537	$(23,764)	$1,423,603	$(23,895)	$1,495,140

September 30, 2017	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate debt securities	$—	$—	$(577)	$49,423	$(577)	$49,423
U.S. government and agency securities	(759)	24,400	(697)	96,195	(1,456)	120,595
Agency pass-through certificates	(17,683)	1,163,358	(2,577)	249,304	(20,260)	1,412,662
	$(18,442)	$1,187,758	$(3,851)	$394,922	$(22,293)	$1,582,680

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The Company had $956,247,000 and $1,035,573,000 notional in interest rate swaps to hedge this exposure as of December 31, 2017 and September 30, 2017, respectively. The interest rate swaps are derivatives under FASB ASC 815, Derivatives and Hedging, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the three months ended December 31, 2017 and 2016 as the changes in value for the asset and liability side of the swaps offset each other.

The Company has also entered into interest rate swaps to convert certain existing and future short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of rising interest rates, specifically LIBOR rates, which are a benchmark for the short term borrowings. The hedging program qualifies as a cash flow hedge under ASC 815, which provides for offsetting of the recognition of gains and losses of the interest rate swaps and the hedged items. The hedged item is the LIBOR portion of the series of existing or future short-term fixed rate borrowings over the term of the interest rate swap. The change in the fair value of the interest rate swaps is recorded in other comprehensive income. The Company had $700,000,000 notional in interest rate swaps to hedge existing and anticipated future borrowings as of December 31, 2017 and September 30, 2017.

The Company has also enters into interest rate swaps to hedge the interest rate risk of individual fixed rate commercial loans and these relationships qualify as a fair value hedges under ASC 815, which provides for offsetting of the recognition of gains and losses of the respective interest rate swap and the hedged item. The interest rate swaps in these hedging relationships had a notional amount of $97,927,000 and $52,936,000 as of December 31, 2017 and September 30, 2017, respectively.

The following table presents the fair value and balance sheet classification of derivatives at December 31, 2017 and September 30, 2017:

	Asset Derivatives				Liability Derivatives
	December 31, 2017		September 30, 2017		December 31, 2017		September 30, 2017
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
	(In thousands)
Interest rate contracts	Other assets	$7,587	Other assets	$1,139	Other liabilities	$7,587	Other liabilities	$1,139
Commercial loan hedges	Other assets	—	Other assets	—	Other liabilities	36	Other liabilities	174
Borrowings hedges	Other assets	4,997	Other assets	—	Other liabilities	—	Other liabilities	1,693
		$12,584		$1,139		$7,623		$3,006

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H – Income Taxes

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The corporate tax rate reduction was effective January 1, 2018. Because the Company has a fiscal year end of September 30, the reduced corporate tax rate will result in the application of a blended federal statutory tax rate for its fiscal year 2018 and then a flat 21% thereafter.

Under generally accepted accounting principles, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. At September 30, 2017, the Company’s deferred tax assets and liabilities were determined based on the then-current enacted federal tax rate of 35%. As a result of the reduction in the corporate income tax rate under the Act, the Company revalued its deferred tax assets and liabilities at December 31, 2017. Deferred tax assets and liabilities expected to be realized in fiscal year 2018 were re-measured using the aforementioned blended rate. All remaining deferred tax assets and liabilities were re-measured using the new statutory federal rate of 21%. These re-measurements collectively resulted in a discrete tax benefit of $3,700,000 that was recognized during the three months ended December 31, 2017. The Company’s revaluation of its deferred tax assets and liabilities is subject to further clarification of the Tax Act and refinements of its estimates. As a result, the actual impact on the deferred tax assets and liabilities and income tax expense due to the Tax Act may vary from the amounts estimated.

FORWARD LOOKING STATEMENTS

Washington Federal, Inc. (the "Company") makes statements in this Quarterly Report on Form 10-Q that constitute forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates,” “intends,” “forecasts,” “projects” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to help identify such forward-looking statements. These statements are not historical facts, but instead represent current expectations, plans or forecasts of the Company and are based on the beliefs and assumptions of the management of the Company and the information available to management at the time that these disclosures were prepared. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company's control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Company's forward-looking statements.
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

The Company's fiscal year end is September 30th. All references to 2017 represent balances as of September 30, 2017 or activity for the fiscal year then ended.

INTEREST RATE RISK
Based on Management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of transaction and savings accounts is 59% of total deposits as of December 31, 2017 while the composition of the investment securities portfolio is 25% variable and 75% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $1,765,886,000 of mortgage-backed securities that it has designated as held-to-maturity and are carried at amortized cost. As of December 31, 2017, the net unrealized loss on these securities was $12,544,000. The Company has $1,245,855,000 of available-for-sale securities that are carried at fair value. As of December 31, 2017, the net unrealized gain on these securities was $7,658,000. The Bank has executed interest rate swaps to hedge interest rate risk on existing FHLB borrowings. The unrealized gain on these interest rate swaps as of December 31, 2017 was $4,997,000. All of the above are pre-tax net unrealized gains or losses.

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

In the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would increase by 1.3% in the next year. This compares to an estimated increase of 3.0% as of the September 30, 2017 analysis. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long term rates over two years would result in a net interest income increase of 0.5% in the first year and increase of 2.1% in the second year assuming a constant balance sheet and no management intervention.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

NPV Sensitivity. The NPV is an estimate of the market value of shareholders' equity. It is derived by calculating the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates provides a longer term view of interest rate risk as it incorporates all future expected cash flows. As of December 31, 2017, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $528,601,000 or 20.4% and the NPV to total assets ratio to decline to 14.2% from a base of 16.6%. As of September 30, 2017, the NPV in the event of a 200 basis point increase in rates was estimated to decline by $462,604,000 or 18.2% and the NPV to total assets ratio to decline to 14.6% from a base of 16.6%. The increased NPV sensitivity and higher base NPV ratio is due primarily to higher interest rates and lower prices as of December 31, 2017.

Repricing Gap Analysis. At December 31, 2017, the Company had approximately $2,013,901,000 more in liabilities subject to maturity or repricing in the next year than assets, which resulted in a one-year repricing gap of (12.9)% of total assets. This was an increase from the (15.7)% gap as of September 30, 2017. A negative repricing gap implies that funding costs will change more rapidly than interest income on earning assets with movements in interest rates. A negative repricing gap typically results in lower margins when interest rates rise and higher margins when interest rates decline. This interest rate gap analysis provides management with a high-level indication of interest rate risk, but it is considered less reliable than more detailed modeling.
Interest Rate Spread. The interest rate spread is measured as the difference between the rate on total loans and investments and the rate on costing liabilities at the end of each period. The interest rate spread increased to 2.92% at December 31, 2017 from 2.90% at September 30, 2017. The spread increase of 2 basis points is primarily due to the rise in short-term interest rates, which resulted in an increased rate being earned on cash and adjustable rate loans and investment securities. As of December 31, 2017, the weighted average rate on earning assets increased by 3 basis points to 3.85% compared to September 30, 2017, while the weighted average cost of funds increased by 1 basis point to 0.93%. The interest rate spread increased to 2.92% at December 31, 2017 from 2.73% at December 31, 2016.
Net Interest Margin. The net interest margin is measured using the net interest income divided by average earning assets for the period. The net interest margin increased to 3.26% for the quarter ended December 31, 2017 from 3.02% for the quarter ended December 31, 2016. The yield on earning assets increased 23 basis points to 4.08% and the cost of interest bearing liabilities decreased 2 basis point to 0.91%. The higher yield on earning assets is the result of the shift in mix from investment securities into a higher proportion of loans receivable which carry higher yields on average. The lower rate in interest bearing liabilities was primarily due to the maturity of certain long-term FHLB advances.
The following table sets forth the information explaining the changes in the net interest margin for the period indicated compared to the same period one year ago.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended December 31, 2017			Three Months Ended December 31, 2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)			(In thousands)
Assets
Loans receivable	$10,984,886	$124,511	4.50%	$10,013,798	$114,835	4.55%
Mortgaged-backed securities	2,521,407	16,899	2.66	2,537,585	12,789	2.00
Cash & Investments	559,370	3,273	2.32	1,010,299	4,246	1.67
FHLB & FRB stock	126,229	1,097	3.45	117,210	894	3.03

Total interest-earning assets	14,191,892	145,780	4.08%	13,678,892	132,764	3.85%
Other assets	1,149,607			1,197,304
Total assets	$15,341,499			$14,876,196

Liabilities and Equity
Customer accounts	$10,850,742	$14,638	0.54%	$10,610,314	$13,017	0.49%
FHLB advances	2,305,978	15,407	2.65	2,080,000	16,595	3.17

Total interest-bearing liabilities	13,156,720	30,045	0.91%	12,690,314	29,612	0.93%
Other liabilities	168,382			201,233
Total liabilities	13,325,102			12,891,547
Stockholders' equity	2,016,397			1,984,649

Total liabilities and equity	$15,341,499			$14,876,196

Net interest income		$115,735			$103,152

Net interest margin			3.26%			3.02%
As of December 31, 2017, total assets had increased by $330,433,000 to $15,584,013,000 from $15,253,580,000 at September 30, 2017. During the three months ended December 31, 2017, cash and cash equivalents decreased by $3,357,000, loans receivable increased $224,420,000 and investment securities increased by $98,676,000.
Cash and cash equivalents of $309,713,000 and stockholders’ equity of $2,009,618,000 as of December 31, 2017 provide management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES
The principal sources of funds for the Company's activities are loan repayments (including prepayments), net deposit inflows, repayments and sales of investments and borrowings and retained earnings, if applicable. The Company's principal sources of revenue are interest on loans and interest and dividends on investments.
The Bank has a credit line with the Federal Home Loan Bank of Des Moines ("FHLB") up to 45% of total assets depending on specific collateral eligibility. This line provides a substantial source of additional liquidity if needed.
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
The Company's cash and cash equivalents totaled $309,713,000 at December 31, 2017, a decrease from $313,070,000 at September 30, 2017. These amounts include the Bank's operating cash.
The Company’s net worth at December 31, 2017 was $2,009,618,000, or 12.90% of total assets. This was a increase of $3,930,000 from September 30, 2017 when net worth was $2,005,688,000, or 13.15% of total assets. The Company’s net worth was impacted in the three months ended December 31, 2017 by net income of $51,670,000, the payment of $13,043,000 in cash dividends, treasury stock purchases of $38,984,000, as well as other comprehensive income of $2,989,000. The ratio of tangible capital to tangible assets at December 31, 2017 was 11.12%. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
	Capital	Ratio	Ratio	Ratio
	(In thousands)
December 31, 2017
Common Equity Tier I risk-based capital ratio:
The Company	$1,691,303	16.14%	4.50%	NA
The Bank	1,662,981	15.87%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,691,303	16.14%	6.00%	NA
The Bank	1,662,981	15.87%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,822,321	17.39%	8.00%	NA
The Bank	1,794,017	17.12%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,691,303	11.26%	4.00%	NA
The Bank	1,662,981	11.07%	4.00%	5.00%

September 30, 2017
Common Equity Tier 1 risk-based capital ratio:
The Company	1,701,327	16.67%	4.50%	NA
The Bank	1,668,314	16.35%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,701,327	16.67%	6.00%	NA
The Bank	1,668,314	16.35%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,828,935	17.92%	8.00%	NA
The Bank	1,795,929	17.60%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,701,327	11.49%	4.00%	NA
The Bank	1,668,314	11.27%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents: Cash and cash equivalents are $309,713,000 at December 31, 2017, a decrease of $3,357,000, or 1.1%, since September 30, 2017.

Available-for-sale and held-to-maturity securities: Available-for-sale securities decreased $20,354,000, or 1.6%, during the three months ended December 31, 2017, mostly due to principal repayments and maturities of $58,261,000 partially offset by purchases of $40,884,000. During the same period, the balance of held-to-maturity securities increased by $119,030,000 due to purchases of $170,836,000 partially offset by principal paydowns and maturities of $50,653,000. As of December 31, 2017, the Company

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

had a net unrealized gain on available-for-sale securities of $7,658,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

Loans receivable: Loans receivable, net of related contra accounts, increased to $11,107,042,000 at December 31, 2017 compared to $10,882,622,000 at September 30, 2017. The increase resulted primarily from originations of $953,552,000 and purchases of $143,605,000, partially offset by loan principal repayments of $859,583,000. Commercial loan originations accounted for 70% of total originations and consumer loan originations were 30% during the period. Purchased loans during the quarter were pools of consumer loans. The increase in the loan portfolio is consistent with management's strategy during low rate environments to produce more multifamily, commercial real estate, and commercial and industrial loans that generally have adjustable interest rates or a shorter duration.
The following table shows the loan portfolio by category and the change.

	December 31, 2017		September 30, 2017		Change
	(In thousands)		(In thousands)		$	%
Gross loans by category
Single-family residential	$5,693,318	45.7%	$5,711,004	46.8%	$(17,686)	(0.3)%
Construction	1,710,418	13.7	1,597,996	13.1	112,422	7.0
Construction - custom	583,580	4.7	602,631	4.9	(19,051)	(3.2)
Land - acquisition & development	136,938	1.1	124,308	1.0	12,630	10.2
Land - consumer lot loans	105,086	0.8	104,405	0.9	681	0.7
Multi-family	1,312,695	10.5	1,303,148	10.7	9,547	0.7
Commercial real estate	1,436,508	11.5	1,434,610	11.8	1,898	0.1
Commercial & industrial	1,120,707	9.0	1,093,360	9.0	27,347	2.5
HELOC	136,995	1.1	144,850	1.2	(7,855)	(5.4)
Consumer	219,971	1.8	85,075	0.7	134,896	158.6
Total gross loans	12,456,216	100%	12,201,387	100%	254,829	2.1%
Less:
Allowance for loan losses	127,155		123,073		4,082	3.3%
Loans in process	1,175,642		1,149,934		25,708	2.2
Net deferred fees, costs and discounts	46,377		45,758		619	1.4
Total loan contra accounts	1,349,174		1,318,765		30,409	2.3
Net Loans	$11,107,042		$10,882,622		$224,420	2.1%

Non-performing assets: Non-performing assets decreased $6,790,000 during the three months ended December 31, 2017 to $63,448,000 from $70,238,000 at September 30, 2017. The change is due to the $4,060,000 decrease in non-accrual loans and $2,730,000 decline in REO. Non-performing assets as a percentage of total assets decreased to 0.41% at December 31, 2017 compared to 0.46% at September 30, 2017.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth information regarding restructured loans and non-performing assets.

	December 31, 2017		September 30, 2017
	(In thousands)
Restructured loans:
Single-family residential	$170,601	85.7%	$181,941	87.8%
Land - acquisition & development	—	—	90	—
Land - consumer lot loans	7,405	3.7	7,949	3.8
Multi - family	480	0.2	493	0.2
Commercial real estate	11,910	6.0	15,079	7.3
Commercial & industrial	7,256	3.6	—	—
HELOC	1,432	0.7	1,728	0.8
Consumer	91	—	97	—
Total restructured loans (1)	$199,175	100%	$207,377	100%

Non-accrual loans:
Single-family residential	$26,219	57.6%	$27,930	56.3%
Construction	364	0.8	—	—
Construction - custom	—	—	91	0.2
Land - acquisition & development	1,326	2.9	296	0.6
Land - consumer lot loans	976	2.1	605	1.2
Multi-family	250	0.5	139	0.3
Commercial real estate	8,241	18.1	11,815	23.8
Commercial & industrial	7,596	16.7	8,082	16.3
HELOC	476	1.0	531	1.1
Consumer	72	0.2	91	0.2
Total non-accrual loans (2)	45,520	100%	49,580	100%
Real estate owned	17,928		20,658
Total non-performing assets	$63,448		$70,238
Total non-performing assets and performing restructured loans as a percentage of total assets	1.65%		1.79%

(1) Restructured loans were as follows:
Performing	$194,359	97.6%	$202,272	97.5%
Non-performing (included in non-accrual loans above)	4,816	2.4	5,105	2.5
	$199,175	100%	$207,377	100%

(2)
For the three months ended December 31, 2017, the Company recognized $2,551,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $489,000 for the same period had these loans performed according to their original contract terms. The recognized interest income may include more than three months of interest for some of the loans that were brought current. In addition to the non-accrual loans reflected in the above table, the Company had $56,133,000 of loans that were less than 90 days delinquent at December 31, 2017 but which it had classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 2.01% at December 31, 2017.

Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 85.7% of restructured loans as of December 31, 2017. The concession for these loans is typically a payment reduction through a rate reduction of 100 to 200 bps for a specific term, usually six to twenty four months. Interest-only payments may also be approved during the modification period.
For commercial loans, six consecutive payments on newly restructured loan terms are generally required prior to returning the loan to accrual status. In some instances after the required six consecutive payments are made, a management assessment will conclude that collection of the entire principal balance is still in doubt. In those instances, the loan will remain on non-accrual. Homogeneous loans may or may not be on accrual status at the time of restructuring, but all are placed on accrual status upon the restructuring of the loan. Homogeneous loans are restructured only if the borrower can demonstrate the ability to meet the restructured payment terms; otherwise, collection is pursued and the loan remains on non-accrual status until liquidated. If the homogeneous restructured loan does not perform, it will be placed in non-accrual status when it is 90 days delinquent.
A loan that defaults and is subsequently modified would impact the Company’s delinquency trend, which is part of the qualitative risk factors component of the general reserve calculation. Any modified loan that re-defaults and is charged-off would impact the historical loss factors component of the Company's general reserve calculation.
Allowance for loan losses: The following table shows the Company’s allowance for loan losses by loan category.

December 31, 2017	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	(In thousands)			(In thousands)
Single-family residential	$35,928	$5,676,565	0.6%	$—	$24,083	—%
Construction	25,214	851,800	3.0	—	364	—
Construction - custom	2,052	292,255	0.7	—	—	—
Land - acquisition & development	7,355	110,884	6.6	—	1,376	—
Land - consumer lot loans	2,906	97,291	3.0	—	416	—
Multi-family	7,899	1,311,943	0.6	5	730	0.7
Commercial real estate	11,519	1,389,749	0.8	106	27,535	0.4
Commercial & industrial	28,744	1,108,961	2.6	524	11,694	4.5
HELOC	808	134,320	0.6	—	620	—
Consumer	4,095	219,784	1.9	—	70	—
	$126,520	$11,193,552	1.1%	$635	$66,888	0.9%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2017	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	(In thousands)			(In thousands)
Single-family residential	$36,893	$5,713,576	0.7%	$—	$5,552	—%
Construction	24,556	793,958	3.1	—	—	—
Construction - custom	1,944	277,495	0.7	—	105	—
Land - acquisition & development	6,828	104,767	6.5	1	89	1.0
Land - consumer lot loans	2,649	96,337	2.8	—	171	—
Multi-family	7,857	1,302,625	0.6	5	493	1.0
Commercial real estate	11,697	1,391,668	0.8	120	21,765	0.6
Commercial & industrial	28,524	1,093,210	2.6	—	81	—
HELOC	855	141,689	0.6	—	215	—
Consumer	1,144	84,887	1.4	—	82	—
	$122,947	$11,000,212	1.1%	$126	$28,553	0.4%

Reserve for losses on unfunded commitments: Unfunded commitments tend to vary depending on our loan mix and the proportion share of commercial loans. The reserve for unfunded commitments was $6,750,000 as of December 31, 2017, which is a decrease from $7,750,000 at September 30, 2017. Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $133,905,000, or 1.08% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio. See Note E for further discussion and analysis of the allowance for loan losses as of and for the period ended December 31, 2017.

Real estate owned: Real estate owned decreased during the three months ended December 31, 2017 by $2,730,000 to $17,928,000. The decrease is primarily due to sales of REO properties during the period.

Intangible assets: Intangible assets increased to $310,578,000 as of December 31, 2017 from $298,682,000 as of September 30, 2017. The increase was due to an immaterial correction related to acquisitions of insurance agency businesses in prior years that resulted in an increase in goodwill of $7,135,000 and finite-lived intangible assets of $5,106,000 and a corresponding decrease in other assets of $12,241,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Customer accounts: Customer accounts increased $166,571,000, or 1.5%, to $11,001,579,000 at December 31, 2017 compared with $10,835,008,000 at September 30, 2017.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	December 31, 2017			September 30, 2017
	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate
	(In thousands)			(In thousands)
Non-interest checking	$1,299,602	11.8%	—%	$1,258,274	11.6%	—%
Interest checking	1,848,594	16.8	0.28	1,760,821	16.3	0.23
Savings (passbook/statement)	894,879	8.1	0.12	888,881	8.2	0.11
Money market	2,439,537	22.2	0.19	2,453,182	22.6	0.19
Time deposits	4,518,967	41.1	1.14	4,473,850	41.3	1.09
Total	$11,001,579	100%	0.57%	$10,835,008	100%	0.54%

FHLB advances and other borrowings: Total borrowings increased to $2,415,000,000 as of December 31, 2017 from $2,225,000,000 as of September 30, 2017. The weighted average rate for FHLB borrowings was 2.56% as of December 31, 2017 and 2.80% at September 30, 2017. The decrease in the rate was primarily due to the maturity of certain long-term FHLB advances.

RESULTS OF OPERATIONS
Net Income: The Company recorded net income of $51,670,000 for the three months ended December 31, 2017 compared to $41,246,000 for the prior year quarter.
Net Interest Income: For the three months ended December 31, 2017, net interest income was $115,735,000 which is $12,583,000 higher than the same quarter of the prior year. Net interest margin was 3.26% for the quarter ended December 31, 2017 compared to 3.02% for the quarter ended December 31, 2016. The increase in net interest income was primarily due to average earning assets increasing by $513,000,000 as well as the yield on earning assets increasing to 4.08% from 3.85%. The increase in net interest margin was primarily due to the shift in asset mix from cash and investment securities to higher yielding loans receivable.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Rate / Volume Analysis:

	Comparison of Three Months Ended 12/31/17 and 12/31/16
	Volume	Rate	Total
	(In thousands)
Interest income:
Loans receivable	$10,935	$(1,259)	$9,676
Mortgaged-backed securities	(81)	4,191	4,110
Investments (1)	(2,401)	1,631	(770)
All interest-earning assets	8,453	4,563	13,016
Interest expense:
Customer accounts	295	1,326	1,621
FHLB advances and other borrowings	1,681	(2,869)	(1,188)
All interest-bearing liabilities	1,976	(1,543)	433
Change in net interest income	$6,477	$6,106	$12,583
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB & FRB stock
Provision (Release) for Loan Losses: The Company recorded no provision for loan losses during the three months ended December 31, 2017 or December 31, 2016. Reserving for new loan originations as the loan portfolio grows has been largely offset by recoveries of previously charged-off loans. Recoveries, net of charge-offs, totaled $3,082,000 for the three months ended December 31, 2017, compared to net recoveries of $5,296,000 during the three months ended December 31, 2016.

Other Income: The three months ended December 31, 2017 results include total other income of $6,795,000 compared to $11,896,000 for the same period one year ago. The decrease during the three months ended December 31, 2017 is primarily due to a $8,550,000 charge from asset and liability valuation adjustments associated with FDIC loss share agreements. The Company is actively pursuing the early termination of its remaining FDIC loss share agreements. The impact of these valuation adjustments was partially offset by a $2,416,000 gain recognized on bank-owned life insurance and a $1,501,000 increase in deposit fee income, which was driven by the 2017 launch of the Company's new "Green Checking" product. Deposit fee income was $6,686,000 for the three months ended December 31, 2017 compared to $5,185,000 for the three months ended December 31, 2016.

Other Expense: The three months ended December 31, 2017 results include total other expense of $61,941,000 compared to $54,341,000 for the same period one year ago, a $7,600,000 or 14.0% increase. Compensation and benefits costs increased $2,625,000 primarily due to headcount increases and cost of living adjustments since last year. The number of staff, including part-time employees on a full-time equivalent basis, was 1,829 and 1,813 at December 31, 2017 and 2016, respectively. Information technology costs increased by $1,478,000 for the three months ended December 31, 2017 due mostly to consulting and audit work to enhance the Company's Bank Secrecy Act Program. Additionally, charitable contributions increased by $1,000,000 from the prior year as the Company fulfilled the first year of its previously announced commitment to fund its foundation by $1,000,000 annually for the next five years. Product delivery costs increased by $595,000 primarily due to enhanced features provided with the "Green Checking" product. Total other expense for the three months ended ended December 31, 2017 and 2016 equaled 1.62% and 1.46%, respectively, of average assets.

Gain (Loss) on Real Estate Owned: Results for the three months ended December 31, 2017 include a net gain on real estate owned of $46,000, compared to a gain of $398,000 for the same period one year ago.

Income Tax Expense: Income tax expense totaled $8,965,000 for the three months ended December 31, 2017, as compared to $19,859,000 for the same period one year ago. The effective tax rate for the three months ended December 31, 2017 was 14.79% compared to 32.50% for the quarter ended December 31, 2016 and 32.27% for the fiscal year ended September 30, 2017. On December 22, 2017, the Tax Cuts and Jobs Act was enacted and it provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended, such as a reduction in the statutory federal corporate tax rate from 35% to 21% effective from January 1, 2018 forward and changes or limitations to certain tax deductions. The Company has a fiscal year end of September 30, so the change to the statutory corporate tax rate results in a blended federal statutory tax rate of 24.5% for its fiscal year 2018. The

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

financial statements for the first fiscal quarter 2018 were also impacted by a one-time revaluation of the Company’s deferred tax assets and liabilities and this was recognized as a discrete income tax benefit in the period. The Company estimates that its annual effective tax rate for fiscal 2018 (blended rate year) will be approximately 22-23%. The effective tax rate for the current quarter was lower than the new 2018 statutory rate due to discrete tax benefits of $3,743,000 recognized related to the revaluation of deferred tax assets and liabilities expected to be utilized in 2018 as well as tax benefits of $2,205,000 related to stock based compensation.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2017. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2017 Form 10-K.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART II – Other Information
Item 1. Legal Proceedings
From time to time, the Company and its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which are considered to have a material impact on the Company’s consolidated financial statements.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the 2017 Form 10-K for the year ended September 30, 2017. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (2)
October 1, 2017 to October 31, 2017	74,453	$34.79	74,453	1,826,502
November 1, 2017 to November 30, 2017	744,353	33.75	744,353	1,082,149
December 1, 2017 to December 31, 2017	328,564	34.30	328,564	753,585
Total	1,147,370	$33.98	1,147,370	753,585
 ___________________

(1)
The Company's stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 51,956,264 shares have been authorized for repurchase. This includes the authorization of an additional 5,000,000 shares that may be repurchased under Washington Federal's share repurchase program that was approved in September 2016. This does not include the 5,000,000 additional shares authorized by the Board of Directors on January 24, 2018.

(2)
Shares remaining available reflects the impact of TARP warrants that have been repurchased for cash as management also counts these against the maximum number of shares that may be repurchased under the Plan.

Item 3.        Defaults Upon Senior Securities
Not applicable

Item 4.        Mine Safety Disclosures
Not applicable

Item 5.        Other Information
Not applicable

Item 6.        Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer
	31.2	Section 302 Certification by the Chief Financial Officer
	32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer
	101	Financial Statements from the Company’s Form 10-Q for the three months ended December 31, 2017 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 25, 2018	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL President & Chief Executive Officer

January 25, 2018	/S/ VINCENT L. BEATTY
VINCENT L. BEATTY Executive Vice President and Chief Financial Officer

January 25, 2018	/S/ CORY D. STEWART
CORY D. STEWART Senior Vice President and Principal Accounting Officer