Form 10-Q
period 2018-03-31
WASHINGTON FEDERAL INC
filed 2018-05-02
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	April 30, 2018
Common stock, $1.00 par value	84,474,615

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	March 31, 2018	September 30, 2017
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$256,808	$313,070
Available-for-sale securities, at fair value	1,269,271	1,266,209
Held-to-maturity securities, at amortized cost	1,716,566	1,646,856
Loans receivable, net of allowance for loan losses of $127,576 and $123,073	11,224,088	10,882,622
Interest receivable	43,931	41,643
Premises and equipment, net	265,388	263,694
Real estate owned	15,904	20,658
FHLB and FRB stock	126,990	122,990
Bank owned life insurance	213,274	211,330
Intangible assets, including goodwill of $301,368 and $293,153	312,303	298,682
Federal and state income tax assets, net	1,414	—
Other assets	187,193	185,826
	$15,633,130	$15,253,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$6,463,301	$6,361,158
Time deposit accounts	4,675,555	4,473,850
	11,138,856	10,835,008
FHLB advances	2,325,000	2,225,000
Advance payments by borrowers for taxes and insurance	41,285	56,631
Accrued expenses and other liabilities	139,316	131,253
	13,644,457	13,247,892
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 135,334,158 and 134,957,511 shares issued; 84,749,203 and 87,193,362 shares outstanding	135,334	134,958
Additional paid-in capital	1,664,275	1,660,885
Accumulated other comprehensive income (loss), net of taxes	8,899	5,015
Treasury stock, at cost; 50,584,955 and 47,764,149 shares	(935,039)	(838,060)
Retained earnings	1,115,204	1,042,890
	1,988,673	2,005,688
	$15,633,130	$15,253,580

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(In thousands, except share data)		(In thousands, except share data)
INTEREST INCOME
Loans receivable	$126,529	$116,034	$251,040	$230,869
Mortgage-backed securities	17,667	16,226	34,566	29,015
Investment securities and cash equivalents	4,883	3,938	9,253	9,078
	149,079	136,198	294,859	268,962
INTEREST EXPENSE
Customer accounts	16,414	12,392	31,052	25,409
FHLB advances	15,364	16,079	30,771	32,674
	31,778	28,471	61,823	58,083
Net interest income	117,301	107,727	233,036	210,879
Provision (release) for loan losses	(950)	(1,600)	(950)	(1,600)
Net interest income after provision (release) for loan losses	118,251	109,327	233,986	212,479

OTHER INCOME
Gain on sale of investment securities	—	—	—	968
FDIC loss share valuation adjustments	—	—	(8,550)	—
Loan fee income	780	1,087	1,815	2,421
Deposit fee income	6,403	4,904	13,089	10,089
Other income	5,404	4,145	13,028	8,554
	12,587	10,136	19,382	22,032

OTHER EXPENSE
Compensation and benefits	31,625	28,833	61,244	55,827
Occupancy	9,013	9,091	17,684	17,541
FDIC insurance premiums	2,852	2,910	5,672	5,749
Product delivery	3,665	3,489	7,621	6,850
Information technology	8,781	6,686	16,710	13,137
Other expense	9,851	6,458	18,797	12,704
	65,787	57,467	127,728	111,808
Gain (loss) on real estate owned, net	(278)	795	(232)	1,193
Income before income taxes	64,773	62,791	125,408	123,896
Income tax expense	15,502	20,721	24,467	40,580
NET INCOME	$49,271	$42,070	$100,941	$83,316

PER SHARE DATA
Basic earnings per share	$0.58	$0.47	$1.17	$0.93
Diluted earnings per share	0.57	0.47	1.17	0.93
Dividends paid on common stock per share	0.17	0.40	0.32	0.54
Basic weighted average number of shares outstanding	85,647,494	89,382,416	86,299,885	89,346,294
Diluted weighted average number of shares outstanding	85,747,167	89,736,320	86,422,077	89,732,042

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Net income	$49,271	$42,070	$100,941	$83,316

Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sale investment securities	(11,467)	5,685	(13,431)	(11,394)
Reclassification adjustment of net gain (loss) from sale of available-for-sale securities included in net income	—	—	—	968
Related tax benefit (expense)	3,681	(2,089)	4,403	3,832
	(7,786)	3,596	(9,028)	(6,594)

Net unrealized gain (loss) on cash flow hedges of borrowings	10,332	2,395	17,022	31,666
Related tax benefit (expense)	(1,651)	(880)	(4,110)	(11,637)
	8,681	1,515	12,912	20,029

Other comprehensive income (loss) net of tax	895	5,111	3,884	13,435
Comprehensive income	$50,166	$47,181	$104,825	$96,751

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2017	$134,958	$1,660,885	$1,042,890	$5,015	$(838,060)	$2,005,688
Adjustment pursuant to adoption of ASU 2018-02	—	—	(1,772)	1,772	—	—
Net income	—	—	100,941	—	—	100,941
Other comprehensive income (loss)	—	—	—	2,112	—	2,112
Dividends on common stock	—	—	(26,855)	—	—	(26,855)
Proceeds from exercise of common stock options	56	1,176	—	—	—	1,232
Restricted stock expense	211	2,323	—	—	—	2,534
Exercise of stock warrants	109	(109)				—
Treasury stock acquired	—	—	—	—	(96,979)	(96,979)
Balance at March 31, 2018	$135,334	$1,664,275	$1,115,204	$8,899	$(935,039)	$1,988,673

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2016	$134,308	$1,648,388	$943,877	$(11,156)	$(739,686)	$1,975,731
Net income	—	—	83,316	—	—	83,316
Other comprehensive income (loss)	—	—	—	13,435	—	13,435
Dividends on common stock	—	—	(47,995)	—	—	(47,995)
Proceeds from exercise of common stock options	282	6,223	—	—	—	6,505
Restricted stock expense	110	4,061	—	—	—	4,171
Exercise of stock warrants	124	(124)	—	—	—	—
Treasury stock acquired	—	—	—	—	(20,401)	(20,401)
Balance at March 31, 2017	$134,824	$1,658,548	$979,198	$2,279	$(760,087)	$2,014,762

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$100,941	$83,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion expense, net	26,756	18,770
Cash received from (paid to) FDIC under loss share agreements, net	1,595	264
Stock based compensation expense	2,534	4,171
Provision (release) for loan losses	(950)	(1,600)
Loss (gain) on sale of investment securities	—	(968)
Decrease (increase) in accrued interest receivable	(2,288)	(2,904)
Decrease (increase) in federal and state income tax receivable	(1,414)	16,047
Decrease (increase) in cash surrender value of bank owned life insurance	(3,012)	(3,332)
Gain on bank owned life insurance	(2,416)	(649)
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(1,022)	(2,587)
Decrease (increase) in other assets	(8,797)	15,275
Increase (decrease) in accrued expenses and other liabilities	8,277	(41,839)
Net cash provided by (used in) operating activities	120,204	83,964
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(199,526)	(477,029)
Loans purchased	(143,605)	(72,856)
FHLB & FRB stock purchased	(259,400)	(17,209)
FHLB & FRB stock redeemed	255,400	14,424
Available-for-sale securities purchased	(123,324)	—
Principal payments and maturities of available-for-sale securities	104,733	169,937
Proceeds from sales of available-for-sale securities	—	350,890
Held-to-maturity securities purchased	(170,836)	(415,729)
Principal payments and maturities of held-to-maturity securities	98,781	131,556
Proceeds from sales of real estate owned	6,803	10,222
Proceeds from settlement of bank owned life insurance	3,484	1,231
Cash paid for acquisitions	(2,211)	—
Proceeds from sales of premises and equipment	1	3,956
Premises and equipment purchased and REO improvements	(12,819)	(4,872)
Net cash provided by (used in) investing activities	(442,519)	(305,479)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	304,001	30,107
Proceeds from borrowings	6,485,000	430,000
Repayments of borrowings	(6,385,000)	(360,000)
Proceeds from exercise of common stock options and related tax benefit	1,232	6,505
Dividends paid on common stock	(26,855)	(47,995)
Treasury stock purchased	(96,979)	(20,401)
Increase (decrease) in borrower advances related to taxes and insurance, net	(15,346)	(672)
Net cash provided by (used in) financing activities	266,053	37,544
Increase (decrease) in cash and cash equivalents	(56,262)	(183,971)
Cash and cash equivalents at beginning of period	313,070	450,368
Cash and cash equivalents at end of period	$256,808	$266,397
(CONTINUED)

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2018	2017
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$1,329	$2,134
Non-cash financing activities
Stock issued upon exercise of warrants	3,761	4,036
Cash paid during the period for
Interest	60,870	55,599
Income taxes	25,265	16,903

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

During the six months ended March 31, 2018, an immaterial correction was recorded related to acquisitions of insurance agency businesses in prior years. The balance sheet classification correction resulted in an increase in goodwill of $7,135,000 and finite-lived intangible assets of $5,106,000 and a corresponding decrease in other assets of $12,241,000.

Summary of Significant Accounting Policies - The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its 2017 Annual Financial Statements. There have not been any material changes in our significant accounting policies compared to those contained in our 2017 Annual Financial Statements for the year ended September 30, 2017.

Off-Balance-Sheet Credit Exposures - The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $2,157,589,000 and $1,992,905,000 at March 31, 2018 and September 30, 2017, respectively. The Company estimates losses on off-balance-sheet credit exposures by allocating a loss percentage derived from historical loss factors for each asset class.

NOTE B – New Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU was issued to address certain stranded tax effects in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act of 2017. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods, therein, and early adoption is permitted. During the quarter ended March 31, 2018, the Company adopted the ASU and made a reclassification adjustment of $1,772,000 to increase accumulated other comprehensive income and decrease retained earnings on the Consolidated Statements of Changes in Stockholders' Equity.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. The Company does not anticipate that this guidance will have a material impact on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates Step 2 from the goodwill impairment test. The ASU also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption being permitted for annual or interim goodwill impairment tests performed on testing dates after January 1, 2017. During the quarter ended March 31, 2018, the Company adopted the ASU and there was no impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations Clarifying the Definition of a Business (Topic 805), for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted for transactions that occurred before the issuance date or effective date of the standard if the transactions were not reported in financial statements that have been issued or made available for issuance. The ASU must be applied prospectively and upon adoption the standard will impact how we assess acquisitions (or disposals) of assets or businesses. During the quarter ended March 31, 2018, the Company adopted the ASU and there was no impact on its consolidated financial statements.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE C – Dividends and Share Repurchases

On February 23, 2018, the Company paid a regular dividend on common stock of $0.17 per share, which represented the 140th consecutive quarterly cash dividend. Dividends per share were $0.17 and $0.40 for the quarters ended March 31, 2018 and 2017, respectively. On April 30, 2018, the Company declared a regular dividend on common stock of $0.17 per share, which represents its 141st consecutive quarterly cash dividend. This dividend will be paid on May 25, 2018 to common shareholders of record on May 11, 2018.

For the three months ended March 31, 2018, the Company repurchased 1,673,436 shares at an average price of $34.66. No shares of common stock were issued during the three months ended March 31, 2018 to investors holding warrants previously issued as part of the 2008 Troubled Asset Relief Program ("TARP"). As of March 31, 2018, 112,649 such warrants remain outstanding. Net of warrant cash repurchase activity, there are 4,080,149 remaining shares authorized to be repurchased under the current Board approved share repurchase program.

NOTE D – Loans Receivable

The following table is a summary of loans receivable.

	March 31, 2018		September 30, 2017
	(In thousands)		(In thousands)
Gross loans by category
Single-family residential	$5,705,350	45.5%	$5,711,004	46.8%
Construction	1,732,202	13.8	1,597,996	13.1
Construction - custom	597,671	4.8	602,631	4.9
Land - acquisition & development	141,628	1.1	124,308	1.0
Land - consumer lot loans	102,779	0.8	104,405	0.9
Multi-family	1,328,049	10.6	1,303,148	10.7
Commercial real estate	1,443,437	11.5	1,434,610	11.8
Commercial & industrial	1,151,108	9.2	1,093,360	9.0
HELOC	135,119	1.1	144,850	1.2
Consumer	202,911	1.6	85,075	0.7
Total gross loans	12,540,254	100%	12,201,387	100%
Less:
Allowance for loan losses	127,576		123,073
Loans in process	1,141,018		1,149,934
Net deferred fees, costs and discounts	47,572		45,758
Total loan contra accounts	1,316,166		1,318,765
Net loans	$11,224,088		$10,882,622

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth information regarding non-accrual loans.

	March 31, 2018		September 30, 2017
	(In thousands)
Non-accrual loans:
Single-family residential	$25,319	47.1%	$27,930	56.3%
Construction	2,296	4.3	—	—
Construction - custom	—	—	91	0.2
Land - acquisition & development	2,004	3.7	296	0.6
Land - consumer lot loans	1,045	1.9	605	1.2
Multi-family	—	—	139	0.3
Commercial real estate	9,527	17.7	11,815	23.8
Commercial & industrial	13,362	24.8	8,082	16.3
HELOC	217	0.4	531	1.1
Consumer	38	0.1	91	0.2
Total non-accrual loans	$53,808	100%	$49,580	100%
% of total net loans	0.48%		0.46%

The Company recognized interest income on non-accrual loans of approximately $3,228,000 in the six months ended March 31, 2018. Had these loans been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $1,073,000 for the six months ended March 31, 2018. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

The following tables provide details regarding delinquent loans.

March 31, 2018	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total Delinquent
	(In thousands)
Single-family residential	$5,704,505	$5,675,605	$6,268	$3,621	$19,011	$28,900	0.51%
Construction	916,662	913,419	948	—	2,295	3,243	0.35
Construction - custom	295,699	295,699	—	—	—	—	—
Land - acquisition & development	119,063	117,200	—	—	1,863	1,863	1.56
Land - consumer lot loans	102,705	101,837	328	—	540	868	0.85
Multi-family	1,328,027	1,327,864	29	134	—	163	0.01
Commercial real estate	1,443,437	1,441,459	1,275	98	605	1,978	0.14
Commercial & industrial	1,151,108	1,143,385	1,850	5,752	121	7,723	0.67
HELOC	135,119	134,866	163	30	60	253	0.19
Consumer	202,911	202,413	348	127	23	498	0.25
Total Loans	$11,399,236	$11,353,747	$11,209	$9,762	$24,518	$45,489	0.40%
Delinquency %		99.60%	0.10%	0.09%	0.22%	0.40%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2017	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total Delinquent
	(In thousands)
Single-family residential	$5,709,690	$5,671,933	$10,925	$4,810	$22,022	$37,757	0.66%
Construction	793,959	793,959	—	—	—	—	—
Construction - custom	277,599	277,508	—	—	91	91	0.03
Land - acquisition & development	104,856	104,526	—	—	330	330	0.31
Land - consumer lot loans	104,335	103,389	112	680	154	946	0.91
Multi-family	1,303,119	1,302,720	5	255	139	399	0.03
Commercial real estate	1,434,610	1,432,052	507	—	2,051	2,558	0.18
Commercial & industrial	1,093,360	1,092,735	—	51	574	625	0.06
HELOC	144,850	143,974	221	342	313	876	0.60
Consumer	85,075	84,644	245	107	79	431	0.51
Total Loans	$11,051,453	$11,007,440	$12,015	$6,245	$25,753	$44,013	0.40%
Delinquency %		99.60%	0.11%	0.06%	0.23%	0.40%

The percentage of total delinquent loans was 0.40% as of September 30, 2017 and 0.40% as of March 31, 2018. There are no loans greater than 90 days delinquent and still accruing interest as of either date.

The following table provides information related to loans that were restructured in a troubled debt restructuring ("TDR") during the periods presented:

	Three Months Ended March 31,
	2018			2017
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-family residential	12	$2,183	$2,183	8	$1,712	$1,712
	12	$2,183	$2,183	8	$1,712	$1,712

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended March 31,
	2018			2017
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		(In thousands)			(In thousands)
Troubled Debt Restructurings:
Single-family residential	20	$4,195	$4,195	20	$3,846	$3,846
Land - consumer lot loans	—	—	—	1	204	204
Commercial & Industrial	3	7,256	7,256	—	—	—
HELOC	—	—	—	1	228	228
	23	$11,451	$11,451	22	$4,278	$4,278

The following table provides information on payment defaults occurring during the periods presented where the loan had been modified in a TDR within 12 months of the payment default.

	Three Months Ended March 31,
	2018		2017
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
Trouble Debt Restructurings That Subsequently Defaulted:
Single-family residential	1	$162	7	$1,192
	1	$162	7	$1,192

	Six Months Ended March 31,
	2018		2017
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	(In thousands)		(In thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Single-family residential	2	$206	13	$3,185
Commercial real estate	—	—	2	267
	2	$206	15	$3,452

Most loans restructured in TDRs are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. As of March 31, 2018, 97.7% of the Company's $190,519,000 in TDRs were classified as performing. Each request for modification is individually evaluated for merit and likelihood of success. The concession granted in a loan modification is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty four months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of March 31, 2018, single-family residential loans comprised 85.5% of TDRs.

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company's remaining outstanding balance of assets subject to FDIC loss share agreements was $54,626,000 (including $50,777,000 of loans receivable) at March 31, 2018 compared to $67,914,000 (including $61,810,000 of loans receivable) as of September 30, 2017. As of March 31, 2018, the associated FDIC indemnification asset was $0 compared to a balance of $8,967,000 as of September 30, 2017. The FDIC clawback liability was $39,906,000 as of March 31, 2018 and $37,143,000 as of September 30, 2017. In March 2018, the Company reached a preliminary agreement with the FDIC to terminate its remaining FDIC loss share agreements early, which relate to the Horizon Bank and Home Valley Bank acquisitions. The preliminary agreement is consistent with the estimates recorded by the Company as of December 31, 2017 and final settlement is expected to occur in the third fiscal quarter of 2018. All future recoveries, gains, losses and expenses related to the previously covered assets will now be recognized entirely by the Company and the FDIC will no longer share in such gains or losses.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans
The following tables summarize the activity in the allowance for loan losses.

Three Months Ended March 31, 2018	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$35,928	$(290)	$211	$(1,705)	$34,144
Construction	25,214	—	—	2,175	27,389
Construction - custom	2,052	—	—	29	2,081
Land - acquisition & development	7,355	—	1,207	(940)	7,622
Land - consumer lot loans	2,906	(18)	—	(35)	2,853
Multi-family	7,904	—	—	78	7,982
Commercial real estate	11,625	(36)	1	(2)	11,588
Commercial & industrial	29,268	—	115	(53)	29,330
HELOC	808	(1)	—	(5)	802
Consumer	4,095	(94)	276	(492)	3,785
	$127,155	$(439)	$1,810	$(950)	$127,576

Three Months Ended March 31, 2017	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$38,206	$(381)	$223	$(884)	$37,164
Construction	21,934	—	—	3,127	25,061
Construction - custom	1,110	(3)	—	69	1,176
Land - acquisition & development	6,665	(43)	4,211	(4,164)	6,669
Land - consumer lot loans	2,501	—	180	(168)	2,513
Multi-family	7,629	—	—	300	7,929
Commercial real estate	10,168	—	1,164	(560)	10,772
Commercial & industrial	27,736	(105)	217	517	28,365
HELOC	832	(53)	—	47	826
Consumer	1,675	(508)	314	(34)	1,447
	$118,456	$(1,093)	$6,309	$(1,750)	$121,922

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Six Months Ended March 31, 2018	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$36,892	$(750)	$331	$(2,329)	$34,144
Construction	24,556	—	—	2,833	27,389
Construction - custom	1,944	(50)	—	187	2,081
Land - acquisition & development	6,829	—	4,579	(3,786)	7,622
Land - consumer lot loans	2,649	(66)	—	270	2,853
Multi-family	7,862	—	—	120	7,982
Commercial real estate	11,818	(36)	1	(195)	11,588
Commercial & industrial	28,524	(116)	170	752	29,330
HELOC	855	(1)	1	(53)	802
Consumer	1,144	(172)	562	2,251	3,785
	$123,073	$(1,191)	$5,644	$50	$127,576

Six Months Ended March 31, 2017	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$37,796	$(496)	$374	$(510)	$37,164
Construction	19,838	—	—	5,223	25,061
Construction - custom	1,080	(3)	—	99	1,176
Land - acquisition & development	6,023	(63)	8,229	(7,520)	6,669
Land - consumer lot loans	2,535	(17)	250	(255)	2,513
Multi-family	6,925	—	—	1,004	7,929
Commercial real estate	8,588	(11)	1,520	675	10,772
Commercial & industrial	28,008	(163)	942	(422)	28,365
HELOC	813	(90)	1	102	826
Consumer	1,888	(654)	693	(480)	1,447
	$113,494	$(1,497)	$12,009	$(2,084)	$121,922

The Company recorded a release of allowance for loan losses of $950,000 for the three months ended March 31, 2018, compared to a $1,600,000 release of allowance for loan losses for the three months ended March 31, 2017. A release of allowance for loan losses of $950,000 and $1,600,000 was recorded during the six months ended March 31, 2018 and March 31, 2017, respectively. Reserving for new loan originations as the loan portfolio grows has been largely offset by recoveries of previously charged-off loans. Recoveries, net of charge-offs, totaled $1,371,000 for the three months ended March 31, 2018, compared to net recoveries of $5,216,000 during the three months ended March 31, 2017. Recoveries, net of charge-offs, totaled $4,453,000 for the six months ended March 31, 2018, compared to net recoveries of $10,512,000 during the six months ended March 31, 2017.

Non-performing assets were $69,712,000, or 0.45%, of total assets at March 31, 2018, compared to $70,238,000, or 0.46%, of total assets at September 30, 2017. Non-accrual loans were $53,808,000 at March 31, 2018, compared to $49,580,000 at September 30, 2017. Delinquencies, as a percent of total loans, were 0.40% at March 31, 2018, compared to 0.40% at September 30, 2017.

The reserve for unfunded commitments was $6,750,000 as of March 31, 2018, which is a decrease from $7,750,000 at September 30, 2017.

Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $134,326,000, or 1.07% of gross loans as of March 31, 2018, is sufficient to absorb estimated inherent losses.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves.

March 31, 2018	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	(In thousands)			(In thousands)
Single-family residential	$34,144	$5,684,940	0.6%	$—	$27,608	—%
Construction	27,389	911,650	3.0	—	5,012	—
Construction - custom	2,081	295,699	0.7	—	—	—
Land - acquisition & development	7,622	116,877	6.5	—	2,186	—
Land - consumer lot loans	2,853	95,482	3.0	—	495	—
Multi-family	7,978	1,324,959	0.6	4	3,068	0.1
Commercial real estate	11,484	1,385,851	0.8	104	39,861	0.3
Commercial & industrial	28,784	1,114,171	2.6	546	36,888	1.5
HELOC	802	133,152	0.6	—	273	—
Consumer	3,785	202,766	1.9	—	38	—
	$126,922	$11,265,547	1.1%	$654	$115,429	0.6%

September 30, 2017	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	(In thousands)			(In thousands)
Single-family residential	$36,892	$5,713,576	0.7%	$—	$5,552	—%
Construction	24,556	793,958	3.1	—	—	—
Construction - custom	1,944	277,495	0.7	—	105	—
Land - acquisition & development	6,828	104,767	6.5	1	89	1.0
Land - consumer lot loans	2,649	96,337	2.8	—	171	—
Multi-family	7,857	1,302,625	0.6	5	493	1.0
Commercial real estate	11,698	1,391,668	0.8	120	21,765	0.6
Commercial & industrial	28,524	1,093,210	2.6	—	81	—
HELOC	855	141,689	0.6	—	215	—
Consumer	1,144	84,887	1.4	—	82	—
	$122,947	$11,000,212	1.1%	$126	$28,553	0.4%

As of March 31, 2018, $126,922,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $654,000 was specific reserves on loans deemed to be individually impaired. As of September 30, 2017, $122,947,000 of the allowance was calculated under the formulas contained in our general allowance methodology and the remaining $126,000 was specific reserves on loans deemed to be individually impaired.

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

•
Substandard – A substandard credit is an unacceptable credit. Additionally, repayment in the normal course is in jeopardy due to the existence of one or more well defined weaknesses. In these situations, loss of principal is likely if the weakness is not corrected. A substandard asset is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Assets so classified will have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of the debt. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets risk rated substandard.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on loans based on risk rating categories as defined above.

March 31, 2018	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands)
Loan type
Single-family residential	$5,670,826	$—	$34,524	$—	$—	$5,705,350
Construction	1,727,190	—	5,012	—	—	1,732,202
Construction - custom	597,671	—	—	—	—	597,671
Land - acquisition & development	139,442	—	2,186	—	—	141,628
Land - consumer lot loans	101,733	—	1,046	—	—	102,779
Multi-family	1,325,076	379	2,594	—	—	1,328,049
Commercial real estate	1,410,194	634	32,609	—	—	1,443,437
Commercial & industrial	1,101,878	9,958	39,272	—	—	1,151,108
HELOC	134,763	—	356	—	—	135,119
Consumer	202,873	—	38	—	—	202,911
Total gross loans	$12,411,646	$10,971	$117,637	$—	$—	$12,540,254

Total grade as a % of total gross loans	99.0%	0.1%	0.9%	—%	—%

September 30, 2017	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands)
Loan type
Single-family residential	$5,671,229	$—	$39,775	$—	$—	$5,711,004
Construction	1,594,926	—	3,070	—	—	1,597,996
Construction - custom	602,540	—	91	—	—	602,631
Land - acquisition & development	123,028	207	1,073	—	—	124,308
Land - consumer lot loans	103,787	—	618	—	—	104,405
Multi-family	1,295,261	5,795	2,092	—	—	1,303,148
Commercial real estate	1,391,996	5,944	36,670	—	—	1,434,610
Commercial & industrial	1,054,972	14,814	23,574	—	—	1,093,360
HELOC	144,229	—	621	—	—	144,850
Consumer	84,984	—	91	—	—	85,075
Total gross loans	$12,066,952	$26,760	$107,675	$—	$—	$12,201,387

Total grade as a % of total gross loans	98.9%	0.2%	0.9%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on gross loans based on borrower payment activity.

March 31, 2018	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,680,031	99.6%	$25,319	0.4%
Construction	1,729,906	99.9	2,296	0.1
Construction - custom	597,671	100.0	—	—
Land - acquisition & development	139,624	98.6	2,004	1.4
Land - consumer lot loans	101,734	99.0	1,045	1.0
Multi-family	1,328,049	100.0	—	—
Commercial real estate	1,433,910	99.3	9,527	0.7
Commercial & industrial	1,137,746	98.8	13,362	1.2
HELOC	134,902	99.8	217	0.2
Consumer	202,873	100.0	38	—
	$12,486,446	99.6%	$53,808	0.4%

September 30, 2017	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands)
Single-family residential	$5,683,074	99.5%	$27,930	0.5%
Construction	1,597,996	100.0	—	—
Construction - custom	602,540	99.9	91	0.1
Land - acquisition & development	124,012	99.8	296	0.2
Land - consumer lot loans	103,800	99.4	605	0.6
Multi-family	1,303,009	99.9	139	0.1
Commercial real estate	1,422,795	99.2	11,815	0.8
Commercial & industrial	1,085,278	99.3	8,082	0.7
HELOC	144,319	99.6	531	0.4
Consumer	84,984	99.9	91	0.1
	$12,151,807	99.6%	$49,580	0.4%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on impaired loan balances and the related allowances by loan types.

March 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment (Year-To-Date)
	(In thousands)
Impaired loans with no related allowance recorded:
Single-family residential	$23,936	$25,229	$—		$21,889
Construction	5,898	5,898	—		2,289
Construction - custom	—	—	—		49
Land - acquisition & development	2,186	2,230	—		1,297
Land - consumer lot loans	386	432	—		298
Multi-family	2,616	2,616	—		1,002
Commercial real estate	33,272	38,372	—		20,845
Commercial & industrial	29,882	29,989	—		14,200
HELOC	273	366	—		461
Consumer	38	104	—		65
	98,487	105,236	—		62,395
Impaired loans with an allowance recorded:
Single-family residential	162,875	166,405	2,942		171,831
Land - acquisition & development	—	—	—		30
Land - consumer lot loans	6,837	7,431	—		7,397
Multi-family	473	473	4		482
Commercial real estate	11,818	12,673	104		12,936
Commercial & industrial	7,006	7,006	546		4,754
HELOC	1,424	1,506	—		1,503
Consumer	86	273	—		91
	190,519	195,767	3,596	(1)	199,024
Total impaired loans:
Single-family residential	186,811	191,634	2,942		193,720
Construction	5,898	5,898	—		2,289
Construction - custom	—	—	—		49
Land - acquisition & development	2,186	2,230	—		1,327
Land - consumer lot loans	7,223	7,863	—		7,695
Multi-family	3,089	3,089	4		1,484
Commercial real estate	45,090	51,045	104		33,781
Commercial & industrial	36,888	36,995	546		18,954
HELOC	1,697	1,872	—		1,964
Consumer	124	377	—		156
	$289,006	$301,003	$3,596	(1)	$261,419

(1)	Includes $654,000 of specific reserves and $2,942,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment (Year-To-Date)
	(In thousands)
Impaired loans with no related allowance recorded:
Single-family residential	$21,325	$23,880	$—		$19,371
Construction - custom	148	165	—		231
Land - acquisition & development	330	8,208	—		176
Land - consumer lot loans	208	330	—		431
Multi-family	139	3,231	—		748
Commercial real estate	12,890	22,487	—		11,466
Commercial & industrial	8,279	14,321	—		7,425
HELOC	490	1,212	—		487
Consumer	88	1,433	—		57
	43,897	75,267	—		40,392
Impaired loans with an allowance recorded:
Single-family residential	181,941	186,167	4,030		204,723
Land - acquisition & development	90	90	1		576
Land - consumer lot loans	7,949	8,526	—		8,976
Multi-family	493	493	5		1,024
Commercial real estate	15,079	16,707	120		16,991
Commercial & industrial	—	—	—		297
HELOC	1,728	1,806	—		1,451
Consumer	97	284	—		100
	207,377	214,073	4,156	(1)	234,138
Total impaired loans:
Single-family residential	203,266	210,047	4,030		224,094
Construction - custom	148	165	—		231
Land - acquisition & development	420	8,298	1		752
Land - consumer lot loans	8,157	8,856	—		9,407
Multi-family	632	3,724	5		1,772
Commercial real estate	27,969	39,194	120		28,457
Commercial & industrial	8,279	14,321	—		7,722
HELOC	2,218	3,018	—		1,938
Consumer	185	1,717	—		157
	$251,274	$289,340	$4,156	(1)	$274,530

(1)	Includes $126,000 of specific reserves and $4,030,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F – Fair Value Measurements
ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
Equity securities	$495	$—	$—	$495
U.S. government and agency securities	—	183,939	—	183,939
Municipal bonds	—	26,196	—	26,196
Corporate debt securities	—	183,457	—	183,457
Mortgage-backed securities
Agency pass-through certificates	—	866,822	—	866,822
Commercial MBS	—	8,362	—	8,362
Total available-for-sale securities	495	1,268,776	—	1,269,271
Interest rate contracts	—	8,617	—	8,617
Commercial loan hedges	—	2,217	—	2,217
Borrowings hedges	—	15,328	—	15,328
Total financial assets	$495	$1,294,938	$—	$1,295,433

Financial Liabilities
Interest rate contracts	$—	$8,617	$—	$8,617
Total financial liabilities	$—	$8,617	$—	$8,617
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the six months ended March 31, 2018.

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

When management determines that the fair value of the collateral or the real estate owned requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the impaired loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2018 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at March 31, 2018 and March 31, 2017, and the total gains (losses) resulting from those fair value adjustments for the three and six months ended March 31, 2018 and March 31, 2017. The estimated fair value measurements are shown gross of estimated selling costs.

	March 31, 2018				Three Months Ended March 31, 2018	Six Months Ended March 31, 2018
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$—	$—	$7,343	$7,343	$(466)	$(973)
Real estate owned (2)	—	—	5,520	5,520	(379)	(559)
Balance at end of period	$—	$—	$12,863	$12,863	$(845)	$(1,532)

(1)	The gains (losses) represent remeasurements of collateral-dependent loans.

(2)	The gains (losses) represent aggregate writedowns and charge-offs on REO.

	March 31, 2017				Three Months Ended March 31, 2017	Six Months Ended March 31, 2017
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$—	$—	$5,701	$5,701	$(939)	$(1,361)
Real estate owned (2)	—	—	5,822	5,822	(378)	(619)
Balance at end of period	$—	$—	$11,523	$11,523	$(1,317)	$(1,980)

(1)	The gains (losses) represent remeasurements of collateral-dependent loans.

(2)	The gains (losses) represent aggregate writedowns and charge-offs on REO.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		March 31, 2018		September 30, 2017
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$256,808	$256,808	$313,070	$313,070
Available-for-sale securities
Equity securities	1	495	495	522	522
U.S. government and agency securities	2	183,939	183,939	211,077	211,077
Municipal bonds	2	26,196	26,196	26,624	26,624
Corporate debt securities	2	183,457	183,457	185,298	185,298
Mortgage-backed securities
Agency pass-through certificates	2	866,822	866,822	834,297	834,297
Commercial MBS	2	8,362	8,362	8,391	8,391
Total available-for-sale securities		1,269,271	1,269,271	1,266,209	1,266,209
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	1,701,566	1,652,787	1,646,856	1,635,913
Commercial MBS	2	15,000	15,000	—	—
Total held-to-maturity securities		1,716,566	1,667,787	1,646,856	1,635,913

Loans receivable	3	11,224,088	11,514,350	10,882,622	11,247,586
FDIC indemnification asset	3	—	—	8,968	8,564
FHLB and FRB stock	2	126,990	126,990	122,990	122,990
Other assets - interest rate contracts	2	8,617	8,617	1,139	1,139
Other assets - commercial loan hedges	2	2,217	2,217	—	—
Other assets - borrowings hedges	2	15,328	15,328	—	—

Financial liabilities
Customer accounts	2	11,138,856	10,627,045	10,835,008	10,411,686
FHLB advances	2	2,325,000	2,327,701	2,225,000	2,266,791
Other liabilities - interest rate contracts	2	8,617	8,617	1,139	1,139
Other liabilities - commercial loan hedges	2	—	—	174	174
Other liabilities - borrowings hedges	2	—	—	1,693	1,693
The following methods and assumptions were used to estimate the fair value of financial instruments:
Cash and cash equivalents – The carrying amount of these items is a reasonable estimate of their fair value.
Available-for-sale securities and held-to-maturity securities – Securities at fair value are primarily priced using model pricing based on the securities' relationship to other benchmark quoted prices as provided by an independent third party, and are considered a Level 2 input method. Equity securities that are exchange traded are considered a Level 1 input method.
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
FHLB and FRB stock – The fair value is based upon the par value of the stock that equates to its carrying value.

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
Interest rate contracts – The bank offers interest rate swaps to its variable rate borrowers who want to manage their interest rate risk. At the same time, the bank enters into the opposite trade with a counterparty to offset its interest rate risk. The fair value of these interest rate swaps is estimated by a third party pricing service using a discounted cash flow technique.
Commercial loan hedges – The fair value of the interest rate swaps is estimated by a third party pricing service using a discounted cash flow technique.
Borrowings hedges – The fair value of the interest rate swaps is estimated by a third party pricing service using a discounted cash flow technique.
The following tables provide a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities.

	March 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$3,300	$3	$—	$3,303	9.80%
5 to 10 years	65,997	—	(1,432)	64,565	2.33
Over 10 years	116,463	27	(419)	116,071	2.46
Equity securities due
1 to 5 years	500	—	(5)	495	1.80
Corporate debt securities due
1 to 5 years	63,692	1,768	—	65,460	3.63
5 to 10 years	119,963	78	(2,044)	117,997	2.93
Municipal bonds due
Within 1 year	2,359	—	(2)	2,357	1.23
1 to 5 years	1,382	—	(10)	1,372	2.05
Over 10 years	20,333	2,134	—	22,467	6.45
Mortgage-backed securities
Agency pass-through certificates	870,741	3,400	(7,319)	866,822	3.24
Commercial MBS	8,350	12	—	8,362	3.85
	1,273,080	7,422	(11,231)	1,269,271	3.18
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,701,566	1,112	(49,891)	1,652,787	3.16
Commercial MBS	15,000	—	—	15,000	2.66
	1,716,566	1,112	(49,891)	1,667,787	3.16
	$2,989,646	$8,534	$(61,122)	$2,937,058	3.17%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2017
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	(In thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$9,300	$146	$—	$9,446	10.38%
1 to 5 years	5,688	2	—	5,690	1.51
5 to 10 years	69,108	—	(1,238)	67,870	1.93
Over 10 years	127,936	353	(218)	128,071	1.92
Equity securities
1 to 5 years	500	22	—	522	1.80
Corporate bonds due
1 to 5 years	63,622	2,083	—	65,705	2.96
5 to 10 years	119,960	210	(577)	119,593	2.62
Municipal bonds due
Within 1 year	2,344	10	—	2,354	1.23
1 to 5 years	1,367	55	—	1,422	2.05
Over 10 years	20,343	2,505	—	22,848	6.45
Mortgage-backed securities
Agency pass-through certificates	828,069	8,402	(2,174)	834,297	2.96
Commercial MBS	8,350	41	—	8,391	3.31
	1,256,587	13,829	(4,207)	1,266,209	2.86
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,646,856	7,143	(18,086)	1,635,913	3.14
	1,646,856	7,143	(18,086)	1,635,913	3.14
	$2,903,443	$20,972	$(22,293)	$2,902,122	3.02%

For available-for-sale investment securities, there were no sales during the six months ended March 31, 2018 and sales totaling $350,890,000 during the six months ended March 31, 2017. There were purchases of $123,324,000 of available-for-sale investment securities during the six months ended March 31, 2018 and no purchases during the six months ended March 31, 2017. For held-to-maturity investment securities, there were purchases totaling $170,836,000 during the six months ended March 31, 2018 and purchases of $415,729,000 during the six months ended March 31, 2017. There were no sales of held-to-maturity investment securities during either period. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.
The following tables show the unrealized gross losses and fair value of securities as of March 31, 2018 and September 30, 2017, by length of time that individual securities in each category have been in a continuous loss position. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other than temporarily impaired.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2018	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate debt securities	$—	$—	$(2,044)	$97,956	$(2,044)	97,956
Municipal bonds	(12)	3,729	—	—	(12)	3,729
U.S. government and agency securities	—	—	(1,851)	164,140	(1,851)	164,140
Equity securities	(5)	495	—	—	(5)	495
Agency pass-through certificates	(8,768)	583,301	(48,442)	1,428,150	(57,210)	2,011,451
	$(8,785)	$587,525	$(52,337)	$1,690,246	$(61,122)	$2,277,771

September 30, 2017	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate debt securities	$—	$—	$(577)	$49,423	$(577)	$49,423
U.S. government and agency securities	(759)	24,400	(697)	96,195	(1,456)	120,595
Agency pass-through certificates	(17,683)	1,163,358	(2,577)	249,304	(20,260)	1,412,662
	$(18,442)	$1,187,758	$(3,851)	$394,922	$(22,293)	$1,582,680

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The Company had $808,981,000 and $1,035,573,000 notional in interest rate swaps to hedge this exposure as of March 31, 2018 and September 30, 2017, respectively. The interest rate swaps are derivatives under FASB ASC 815, Derivatives and Hedging, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the six months ended March 31, 2018 and 2017 as the changes in value for the asset and liability side of the swaps offset each other.

The Company has entered into interest rate swaps to convert certain existing and future short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of rising interest rates, specifically LIBOR rates, which are a benchmark for the short-term borrowings. The hedging program qualifies as a cash flow hedge under ASC 815, which provides for offsetting of the recognition of gains and losses of the interest rate swaps and the hedged items. The hedged item is the LIBOR portion of the series of existing or future short-term fixed rate borrowings over the term of the interest rate swap. The change in the fair value of the interest rate swaps is recorded in other comprehensive income. The Company had $700,000,000 notional in interest rate swaps to hedge existing and anticipated future borrowings as of March 31, 2018 and September 30, 2017.

The Company also enters into interest rate swaps to hedge the interest rate risk of individual fixed rate commercial loans and these relationships qualify as fair value hedges under ASC 815, which provides for offsetting of the recognition of gains and losses of the respective interest rate swap and the hedged item. The interest rate swaps in these hedging relationships had a notional amount of $97,927,000 and $52,936,000 as of March 31, 2018 and September 30, 2017, respectively.

The following table presents the fair value and balance sheet classification of derivatives at March 31, 2018 and September 30, 2017:

	Asset Derivatives				Liability Derivatives
	March 31, 2018		September 30, 2017		March 31, 2018		September 30, 2017
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
	(In thousands)
Interest rate contracts	Other assets	$8,617	Other assets	$1,139	Other liabilities	$8,617	Other liabilities	$1,139
Commercial loan hedges	Other assets	2,217	Other assets	—	Other liabilities	—	Other liabilities	174
Borrowings hedges	Other assets	15,328	Other assets	—	Other liabilities	—	Other liabilities	1,693
		$26,162		$1,139		$8,617		$3,006

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H – Income Taxes

On December 22, 2017, the U.S. Government enacted significant tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). For businesses, the Tax Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The corporate tax rate reduction was effective January 1, 2018. Because the Company has a fiscal year end of September 30, the reduced corporate tax rate will result in the application of a blended federal statutory tax rate of 24.53% for its fiscal year 2018 and then a flat 21% thereafter.

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

At September 30, 2017, the Company’s deferred tax assets and liabilities were determined based on the then-current enacted federal tax rate of 35%. As a result of the reduction in the corporate income tax rate under the Tax Act, the Company revalued its deferred tax assets and liabilities at December 31, 2017. Deferred tax assets and liabilities expected to be realized in fiscal year 2018 were re-measured using the aforementioned blended rate. All remaining deferred tax assets and liabilities were re-measured using the new statutory federal rate of 21%. These re-measurements resulted in a discrete tax benefit estimate of $3,743,000 that was recognized during the three months ended December 31, 2017. The Company’s revaluation of its deferred tax assets and liabilities is subject to further clarification of the Tax Act and refinements of its estimates.

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

•
the success of the Company at managing the risks involved in the remediation efforts associated with its Bank Secrecy Act program, costs of enhancements to the Bank’s BSA program are greater than anticipated; and governmental authorities undertake enforcement actions or legal proceedings with respect to the Bank’s BSA program beyond those contemplated by the Consent Order, and the potential impact of such matters on the success, timing and ability to pursue the Company’s growth or other business initiatives;

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
GENERAL & BUSINESS DESCRIPTION
Washington Federal, Inc. (“Company” or “Washington Federal”) is a bank holding company headquartered in Seattle, Washington that conducts its operations through Washington Federal, National Association (“Bank”), a federally chartered national bank

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

subsidiary. Washington Federal and its consolidated subsidiaries are engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate.

The Company's fiscal year end is September 30th. All references to 2017 represent balances as of September 30, 2017 or activity for the fiscal year then ended.

INTEREST RATE RISK
Based on Management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of transaction and savings accounts is 58% of total deposits as of March 31, 2018 while the composition of the investment securities portfolio is 25% variable and 75% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $1,716,566,000 of mortgage-backed securities that it has designated as held-to-maturity and are carried at amortized cost. As of March 31, 2018, the net unrealized loss on these securities was $48,779,000. The Company has $1,269,271,000 of available-for-sale securities that are carried at fair value. As of March 31, 2018, the net unrealized loss on these securities was $3,809,000. The Bank has executed interest rate swaps to hedge interest rate risk on existing FHLB borrowings. The unrealized gain on these interest rate swaps as of March 31, 2018 was $15,328,000. All of the above are pre-tax net unrealized gains or losses.

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

In the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would increase by 0.1% in the next year. This compares to an estimated increase of 3.0% as of the September 30, 2017 analysis. The change is primarily due to higher rates, lower expected prepayment speeds and shifts in the mix of fixed versus adjustable rate assets, partially offset by a decrease in the estimated deposit betas used for transaction deposits in the Company's asset liability management model. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long term rates over two years would result in a net interest income decrease of 0.3% in the first year and decrease of 2.7% in the second year assuming a constant balance sheet and no management intervention.

NPV Sensitivity. NPV is an estimate of the market value of shareholders' equity. NPV is calculated as the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of NPV to changes in interest rates provides a view of interest rate risk as it incorporates all future expected cash flows. As of March 31, 2018, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $530,811,000 or 21.9% and the NPV to total assets ratio to decline to 13.1% from a base of 15.6%. As of September 30, 2017, the NPV in the event of a 200 basis point increase in rates was estimated to decline by $462,604,000 or 18.2% and the NPV to total assets ratio to decline to 14.6% from a base of 16.6%. The increased NPV sensitivity and lower base NPV ratio is due primarily to higher interest rates that have resulted in lower asset prices as well as greater asset price sensitivity due to lower expected prepayment speeds on fixed rate loans and mortgage-backed securities as of March 31, 2018.

Repricing Gap Analysis. At March 31, 2018, the Company had approximately $2,174,691,000 more in liabilities subject to maturity or repricing in the next year than assets, which resulted in a one-year repricing gap of (13.9)% of total assets. This was a decrease from the (15.7)% gap as of September 30, 2017. A negative repricing gap implies that funding costs will change more rapidly than interest income on earning assets with movements in interest rates. A negative repricing gap typically results in lower margins when interest rates rise and higher margins when interest rates decline. This interest rate gap analysis provides management with a high-level indication of interest rate risk, but it is considered less reliable than more detailed modeling.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Interest Rate Spread. The interest rate spread is measured as the difference between the rate on total loans and investments and the rate on costing liabilities at the end of each period. The interest rate spread increased to 2.95% at March 31, 2018 from 2.90% at September 30, 2017. The spread increase of 5 basis points is primarily due to the rise in short-term interest rates, which resulted in a higher rate being earned on cash and adjustable rate loans and investment securities. As of March 31, 2018, the weighted average rate on earning assets increased by 12 basis points to 3.94% compared to September 30, 2017, while the weighted average cost of funds increased by 7 basis point to 0.99%. The interest rate spread increased to 2.95% at March 31, 2018 from 2.84% at March 31, 2017.
Net Interest Margin. Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin increased to 3.25% for the quarter ended March 31, 2018 from 3.15% for the quarter ended March 31, 2017. The yield on earning assets increased 15 basis points to 4.19% and the cost of interest bearing liabilities increased 5 basis point to 0.96%. The higher yield on earning assets is the result of the rise in short-term interest rates, which resulted in a higher rate being earned on cash and adjustable rate loans and investment securities, as well as the shift in mix from investment securities into a higher proportion of loans receivable that carry higher yields on average. The higher rate in interest bearing liabilities was primarily due to the increase in rates on deposit accounts partially offset by the maturity of certain long-term FHLB advances with higher rates.
The following table sets forth the information explaining the changes in the net interest margin for the period indicated compared to the same period one year ago.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)			(In thousands)
Assets
Loans receivable	$11,138,747	$126,529	4.61%	$10,267,530	$116,034	4.58%
Mortgaged-backed securities	2,592,340	17,667	2.76	2,664,959	16,226	2.47
Cash & Investments	579,628	3,668	2.57	632,114	3,068	1.97
FHLB & FRB stock	131,252	1,215	3.75	118,092	870	2.99

Total interest-earning assets	14,441,967	149,079	4.19%	13,682,695	136,198	4.04%
Other assets	1,157,987			1,161,023
Total assets	$15,599,954			$14,843,718

Liabilities and Equity
Customer accounts	$10,988,517	$16,414	0.61%	$10,578,631	$12,392	0.48%
FHLB advances	2,431,556	15,364	2.56	2,102,556	16,079	3.10

Total interest-bearing liabilities	13,420,106	31,778	0.96%	12,681,187	28,471	0.91%
Other liabilities	170,829			153,105
Total liabilities	13,590,935			12,834,292
Stockholders' equity	2,009,019			2,009,426

Total liabilities and equity	$15,599,954			$14,843,718

Net interest income		$117,301			$107,727

Net interest margin			3.25%			3.15%
As of March 31, 2018, total assets had increased by $379,550,000 to $15,633,130,000 from $15,253,580,000 at September 30, 2017. During the six months ended March 31, 2018, cash and cash equivalents decreased by $56,262,000, loans receivable increased $341,466,000, and investment securities increased by $72,772,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Cash and cash equivalents of $256,808,000 and stockholders’ equity of $1,988,673,000 as of March 31, 2018 provide management with flexibility in managing interest rate risk going forward.

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
The Company's cash and cash equivalents totaled $256,808,000 at March 31, 2018, a decrease from $313,070,000 at September 30, 2017. These amounts include the Bank's operating cash.
The Company’s net worth at March 31, 2018 was $1,988,673,000, or 12.72% of total assets. This was a decrease of $17,015,000 from September 30, 2017 when net worth was $2,005,688,000, or 13.15% of total assets. The Company’s net worth was impacted in the six months ended March 31, 2018 by net income of $100,941,000, the payment of $26,855,000 in cash dividends, treasury stock purchases of $96,979,000, as well as other comprehensive income of $3,884,000. The ratio of tangible capital to tangible assets at March 31, 2018 was 10.94%. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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
Federal banking agencies establish regulatory capital rules that require minimum capital ratios and establish criteria for calculating regulatory capital. Minimum capital ratios for four measures are used for assessing capital adequacy. The standards are indicated in the table below. The common equity tier 1 capital ratio recognizes common equity as the highest form of capital. The denominator for all except the leverage ratio is risk weighted assets. The rules set forth a “capital conservation buffer” of up to 2.5%. In the event that a bank’s capital levels fall below the minimum ratios plus these buffers, restrictions can be placed on the bank by its regulators. These restrictions include reducing dividend payments, share buy-backs, and staff bonus payments. The purpose of these buffers is to require banks to build up capital outside of periods of stress that can be drawn down during periods of stress. As a result, even during periods where losses are incurred, the minimum capital ratios can still be met. The capital rules that became effective in January 2015 include a phase-in period for certain minimum ratios and the capital buffers, before the full minimum ratios take effect in 2019. Management continues to monitor the financial position of the Company and its capital ratios as the rules phase in.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

There are also standards for Adequate and Well Capitalized criteria that are used for “Prompt Corrective Action” purposes. To remain categorized as well capitalized, the Bank and the Company must maintain minimum common equity risk-based, tier 1 risk-based, total risk-based and tier 1 leverage ratios as set forth in the following table.

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
	Capital	Ratio	Ratio	Ratio
	(In thousands)
March 31, 2018
Common Equity Tier I risk-based capital ratio:
The Company	$1,663,801	15.72%	4.50%	NA
The Bank	1,653,466	15.62%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,663,801	15.72%	6.00%	NA
The Bank	1,653,466	15.62%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,796,126	16.97%	8.00%	NA
The Bank	1,785,796	16.87%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,663,801	10.89%	4.00%	NA
The Bank	1,653,466	10.82%	4.00%	5.00%

September 30, 2017
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,701,327	16.67%	4.50%	NA
The Bank	1,668,314	16.35%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,701,327	16.67%	6.00%	NA
The Bank	1,668,314	16.35%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,828,935	17.92%	8.00%	NA
The Bank	1,795,929	17.60%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,701,327	11.49%	4.00%	NA
The Bank	1,668,314	11.27%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents: Cash and cash equivalents are $256,808,000 at March 31, 2018, a decrease of $56,262,000, or 18.0%, since September 30, 2017.

Available-for-sale and held-to-maturity securities: Available-for-sale securities increased $3,062,000, or 0.2%, during the six months ended March 31, 2018, mostly due to purchases of $123,324,000 partially offset by principal repayments and maturities of $104,733,000. During the same period, the balance of held-to-maturity securities increased by $69,710,000 due to purchases of $170,836,000 partially offset by principal pay-downs and maturities of $98,781,000. As of March 31, 2018, the Company had a net unrealized loss on available-for-sale securities of $3,809,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

Loans receivable: Loans receivable, net of related contra accounts, increased by $341,466,000 to $11,224,088,000 at March 31, 2018 compared to $10,882,622,000 at September 30, 2017. The increase resulted primarily from originations of $1,772,569,000

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

and purchases of $143,605,000, partially offset by loan principal repayments of $1,603,194,000. Commercial loan originations accounted for 67% of total originations and consumer loan originations were 33% during the period. Purchased loans during the quarter were pools of consumer loans. The increase in the loan portfolio is consistent with management's strategy during low rate environments to produce more multifamily, commercial real estate, and commercial and industrial loans that generally have adjustable interest rates or a shorter duration.
The following table shows the loan portfolio by category and the change.

	March 31, 2018		September 30, 2017		Change
	(In thousands)		(In thousands)		$	%
Gross loans by category
Single-family residential	$5,705,350	45.5%	$5,711,004	46.8%	$(5,654)	(0.1)%
Construction	1,732,202	13.8	1,597,996	13.1	134,206	8.4
Construction - custom	597,671	4.8	602,631	4.9	(4,960)	(0.8)
Land - acquisition & development	141,628	1.1	124,308	1.0	17,320	13.9
Land - consumer lot loans	102,779	0.8	104,405	0.9	(1,626)	(1.6)
Multi-family	1,328,049	10.6	1,303,148	10.7	24,901	1.9
Commercial real estate	1,443,437	11.5	1,434,610	11.8	8,827	0.6
Commercial & industrial	1,151,108	9.2	1,093,360	9.0	57,748	5.3
HELOC	135,119	1.1	144,850	1.2	(9,731)	(6.7)
Consumer	202,911	1.6	85,075	0.7	117,836	138.5
Total gross loans	12,540,254	100%	12,201,387	100%	338,867	2.8%
Less:
Allowance for loan losses	127,576		123,073		4,503	3.7%
Loans in process	1,141,018		1,149,934		(8,916)	(0.8)
Net deferred fees, costs and discounts	47,572		45,758		1,814	4.0
Total loan contra accounts	1,316,166		1,318,765		(2,599)	(0.2)
Net Loans	$11,224,088		$10,882,622		$341,466	3.1%

Non-performing assets: Non-performing assets decreased $526,000 during the six months ended March 31, 2018 to $69,712,000 from $70,238,000 at September 30, 2017. The change is due to the $4,228,000 increase in non-accrual loans and $4,754,000 decline in REO. Non-performing assets as a percentage of total assets decreased to 0.45% at March 31, 2018 compared to 0.46% at September 30, 2017.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

The following table sets forth information regarding restructured loans and non-performing assets.

	March 31, 2018		September 30, 2017
	(In thousands)
Restructured loans:
Single-family residential	$162,874	85.5%	$181,941	87.8%
Construction	—	—	—	—
Construction - custom	—	—	—	—
Land - acquisition & development	—	—	90	—
Land - consumer lot loans	6,837	3.6	7,949	3.8
Multi - family	474	0.2	493	0.2
Commercial real estate	11,818	6.2	15,079	7.3
Commercial & industrial	7,006	3.7	—	—
HELOC	1,424	0.7	1,728	0.8
Consumer	86	—	97	—
Total restructured loans (1)	$190,519	100%	$207,377	100%
Non-accrual loans:
Single-family residential
Construction	$25,319	47.1%	$27,930	56.3%
Construction - custom	2,296	4.3	—	—
Land - acquisition & development	—	—	91	0.2
Land - consumer lot loans	2,004	3.7	296	0.6
Multi-family	1,045	1.9	605	1.2
Commercial real estate	—	—	139	0.3
Commercial & industrial	9,527	17.7	11,815	23.8
HELOC	13,362	24.8	8,082	16.3
Consumer	217	0.4	531	1.1
Total non-accrual loans (2)	38	0.1	91	0.2
Real estate owned	53,808	100%	49,580	100%
Total non-performing assets	15,904		20,658
NPA as % of total assets	$69,712		$70,238
Total non-performing assets and performing restructured loans as a percentage of total assets	1.64%		1.79%
Total Assets
(1) Restructured loans were as follows:
Performing	$186,057	97.7%	$202,272	97.5%
Non-performing (included in non-accrual loans above)	4,462	2.3	5,105	2.5
	$190,519	100%	$207,377	100%

For the six months ended March 31, 2018, the Company recognized $3,228,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $1,073,000 for the same period had these loans performed according to their original contract terms. The recognized interest income may include more than six months of interest for some of the loans that were brought current. In addition to the non-accrual loans reflected in the above table, the Company had $68,219,000 of loans that were less than 90 days delinquent at March 31, 2018 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 0.88% at March 31, 2018.
Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 85.5% of restructured loans as of March 31, 2018. The concession for these loans is typically a payment reduction through a rate reduction of 100 to 200 bps for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period.
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
Allowance for loan losses: The following table shows the Company’s allowance for loan losses by loan category.

March 31, 2018	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	(In thousands)			(In thousands)
Single-family residential	$34,144	$5,684,940	0.6%	$—	$27,608	—%
Construction	27,389	911,650	3.0	—	5,012	—
Construction - custom	2,081	295,699	0.7	—	—	—
Land - acquisition & development	7,622	116,877	6.5	—	2,186	—
Land - consumer lot loans	2,853	95,482	3.0	—	495	—
Multi-family	7,978	1,324,959	0.6	4	3,068	0.1
Commercial real estate	11,484	1,385,851	0.8	104	39,861	0.3
Commercial & industrial	28,784	1,114,171	2.6	546	36,888	1.5
HELOC	802	133,152	0.6	—	273	—
Consumer	3,785	202,766	1.9	—	38	—
	$126,922	$11,265,547	1.1%	$654	$115,429	0.6%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

September 30, 2017	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	(In thousands)			(In thousands)
Single-family residential	$36,892	$5,713,576	0.7%	$—	$5,552	—%
Construction	24,556	793,958	3.1	—	—	—
Construction - custom	1,944	277,495	0.7	—	105	—
Land - acquisition & development	6,828	104,767	6.5	1	89	1.0
Land - consumer lot loans	2,649	96,337	2.8	—	171	—
Multi-family	7,857	1,302,625	0.6	5	493	1.0
Commercial real estate	11,698	1,391,668	0.8	120	21,765	0.6
Commercial & industrial	28,524	1,093,210	2.6	—	81	—
HELOC	855	141,689	0.6	—	215	—
Consumer	1,144	84,887	1.4	—	82	—
	$122,947	$11,000,212	1.1%	$126	$28,553	0.4%

Reserve for losses on unfunded commitments: Unfunded commitments tend to vary depending on our loan mix and the proportion share of commercial loans. The reserve for unfunded commitments was $6,750,000 as of March 31, 2018, which is a decrease from $7,750,000 at September 30, 2017. Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $134,326,000, or 1.07% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and credit extensions. See Note E for further discussion and analysis of the allowance for loan losses as of and for the period ended March 31, 2018.

Real estate owned: Real estate owned decreased during the six months ended March 31, 2018 by $4,754,000 to $15,904,000. The decrease is primarily due to sales of REO properties during the period.

Intangible assets: Intangible assets increased to $312,303,000 as of March 31, 2018 from $298,682,000 as of September 30, 2017. The increase was primarily due to an immaterial correction recorded during the three months ended December 31, 2017 related to acquisitions of insurance agency businesses in prior years that resulted in an increase in goodwill of $7,135,000 and finite-lived intangible assets of $5,106,000 and a corresponding decrease in other assets of $12,241,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Customer accounts: Customer accounts increased $303,848,000, or 2.8%, to $11,138,856,000 at March 31, 2018 compared with $10,835,008,000 at September 30, 2017.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	March 31, 2018			September 30, 2017
	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate
	(In thousands)			(In thousands)
Non-interest checking	$1,325,035	11.9%	—%	$1,258,274	11.6%	—%
Interest checking	1,818,177	16.3	0.35	1,760,821	16.3	0.23
Savings (passbook/statement)	895,017	8.0	0.12	888,881	8.2	0.11
Money market	2,425,072	21.8	0.26	2,453,182	22.6	0.19
Time deposits	4,675,555	42.0	1.25	4,473,850	41.3	1.09
Total	$11,138,856	100%	0.65%	$10,835,008	100%	0.54%

FHLB advances and other borrowings: Total borrowings increased to $2,325,000,000 as of March 31, 2018 from $2,225,000,000 as of September 30, 2017. The weighted average rate for FHLB borrowings was 2.62% as of March 31, 2018 and 2.80% at September 30, 2017. The decrease in the rate was primarily due to the maturity of certain long-term FHLB advances.

Stockholders' equity: The Company’s total stockholders' equity at March 31, 2018 was $1,988,673,000, or 12.72% of total assets. This was a decrease of $17,015,000 from the September 30, 2017 total of $2,005,688,000, or 13.15% of total assets. The Company’s equity was impacted in the six months ended March 31, 2018 by net income of $100,941,000, the payment of $26,855,000 in cash dividends, treasury stock purchases of $96,979,000, as well as other comprehensive income of $3,884,000.

RESULTS OF OPERATIONS
Net Income: The Company recorded net income of $49,271,000 for the three months ended March 31, 2018 compared to $42,070,000 for the prior year quarter. The Company recorded net income of $100,941,000 for the six months ended March 31, 2018 compared to $83,316,000 for the same period one year ago.

Net Interest Income: For the three months ended March 31, 2018, net interest income was $117,301,000, which is $9,574,000 higher than the same quarter of the prior year. Net interest margin was 3.25% for the quarter ended March 31, 2018 compared to 3.15% for the quarter ended March 31, 2017. The increase in net interest income was primarily due to average earning assets increasing by $759,272,000 as well as the yield on earning assets increasing to 4.19% from 4.04%. For the six months ended March 31, 2018, net interest income was $233,036,000, which is $22,157,000 higher than the same period for the prior year. Net interest margin was 3.26% for the six months ended March 31, 2018 compared to 3.08% for the same period for the prior year. The higher yield on earning assets is the result of the rise in short-term interest rates, which resulted in a higher rate being earned on cash and adjustable rate loans and investment securities, as well as the shift in mix from investment securities into a higher proportion of loans receivable that carry higher yields on average. Partially offsetting these improvements in interest income and yield on earning assets was an increase in the average rate paid on interest-bearing liabilities, which was 0.96% for the three months ended March 31, 2018 compared to 0.91% for the same quarter one year ago. The higher rate in interest bearing liabilities was primarily due to the increase in rates on deposit accounts partially offset by the maturity of certain long-term FHLB advances with higher rates.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Rate / Volume Analysis:

	Comparison of Three Months Ended 03/31/18 and 03/31/17			Comparison of Six Months Ended 03/31/18 and 03/31/17
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income:
Loans receivable	$9,744	$751	$10,495	$21,175	$(1,004)	$20,171
Mortgaged-backed securities	(456)	1,897	1,441	(499)	6,050	5,551
Investments (1)	(221)	1,166	945	(2,706)	2,881	175
All interest-earning assets	9,067	3,814	12,881	17,970	7,927	25,897
Interest expense:
Customer accounts	504	3,518	4,022	792	4,851	5,643
FHLB advances and other borrowings	2,349	(3,064)	(715)	3,982	(5,885)	(1,903)
All interest-bearing liabilities	2,853	454	3,307	4,774	(1,034)	3,740
Change in net interest income	$6,214	$3,360	$9,574	$13,196	$8,961	$22,157
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB & FRB stock
Provision (Release) for Loan Losses: The Company recorded a release of allowance for loan losses of $950,000 for the three months ended March 31, 2018, compared to a $1,600,000 release of allowance for loan losses for the three months ended March 31, 2017. A release of allowance for loan losses of $950,000 and $1,600,000 was recorded during the six months ended March 31, 2018 and March 31, 2017, respectively. Reserving for new loan originations as the loan portfolio grows has been largely offset by recoveries of previously charged-off loans. Recoveries, net of charge-offs, totaled $1,371,000 for the three months ended March 31, 2018, compared to net recoveries of $5,216,000 during the three months ended March 31, 2017. Recoveries, net of charge-offs, totaled $4,453,000 for the six months ended March 31, 2018, compared to net recoveries of $10,512,000 during the six months ended March 31, 2017.

Other Income: The three months ended March 31, 2018 results include total other income of $12,587,000 compared to $10,136,000 for the same period one year ago. The increase during the three months ended March 31, 2018 is primarily due to a $1,499,000 increase in deposit fee income, which was driven by the 2017 launch of the Company's new "Green Checking" product. Results for the six months ended March 31, 2018 include total other income of $19,382,000 compared to $22,032,000 for the same period one year ago. The decrease during the six months ended March 31, 2018 is primarily due to a $8,550,000 charge from asset and liability valuation adjustments associated with FDIC loss share agreements. In March 2018, the Company reached a preliminary agreement with the FDIC to early terminate its remaining FDIC loss share agreements, which relate to the Horizon Bank and Home Valley Bank acquisitions. The preliminary agreement is consistent with the estimates that were recorded by the Company as of December 31, 2017 and final settlement is expected to occur in the third fiscal quarter of 2018. All future recoveries, gains, losses and expenses related to the previously covered assets will now be recognized entirely by the Company and the FDIC will no longer share in such gains or losses. The impact of these valuation adjustments was partially offset by a $2,416,000 gain recognized on bank-owned life insurance and a $3,000,000 increase in deposit fee income, which was driven mostly by the 2017 launch of the Company's new "Green Checking" product.

Other Expense: The three months ended March 31, 2018 results include total other expense of $65,787,000 compared to $57,467,000 for the same period one year ago, a $8,320,000 or 14.5% increase. Compensation and benefits costs increased $2,792,000 primarily due to headcount increases and cost of living adjustments since last year. The number of staff, including part-time employees on a full-time equivalent basis, was 1,855 and 1,797 at March 31, 2018 and 2017, respectively. Information technology costs increased by $2,095,000 and other expenses increased by $3,393,000 for the three months ended March 31, 2018 as both were elevated due to ongoing initiatives to enhance the Company's overall technology platform and its Bank Secrecy Act program. The six months ended March 31, 2018 results include total other expense of $127,728,000 compared to $111,808,000 for the same period one year ago, a $15,920,000 or 14.2% increase. Compensation and benefits costs increased $5,417,000 primarily due to headcount increases and cost of living adjustments since last year. Information technology costs increased by $3,573,000 and other expenses increased by $6,093,000 for the six months ended March 31, 2018 due to ongoing initiatives to enhance the Company's overall technology platform and its Bank Secrecy Act program. Additionally, charitable contributions increased by

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

$1,000,000 from the prior year as the Company fulfilled the first year of its previously announced commitment to fund its foundation by $1,000,000 annually for the next five years. Product delivery costs increased by $771,000 primarily due to enhanced features provided with the "Green Checking" product. Total other expense for the six months ended March 31, 2018 and March 31, 2017 equaled 1.65% and 1.50%, respectively, of average assets.

Gain (Loss) on Real Estate Owned: Results for the three months ended March 31, 2018 include a net loss on real estate owned of $278,000, compared to a gain of $795,000 for the same period one year ago. Results for the six months ended March 31, 2018 include a net loss on real estate owned of $232,000, compared to a gain of $1,193,000 for the same period one year ago.

Income Tax Expense: Income tax expense totaled $15,502,000 for the three months ended March 31, 2018, as compared to $20,721,000 for the same period one year ago. Income tax expense totaled $24,467,000 for the six months ended March 31, 2018, as compared to $40,580,000 for the same period one year ago. The effective tax rate for the six months ended March 31, 2018 was 19.51% compared to 32.75% for the six months ended March 31, 2017 and 32.27% for the full fiscal year ended September 30, 2017. Due to the reduction in the statutory federal corporate tax rate from 35% to 21% effective from January 1, 2018 forward, the Company has a blended federal statutory tax rate of 24.53% for its fiscal year 2018. The Company's effective tax rate for the six months ended March 31, 2018 differs from the new 2018 statutory rate due to the impact of state tax, bank-owned life insurance, low-income housing investments and tax-exempt loans, as well as discrete tax items. The income tax expense for the six months ended March 31, 2018 includes a discrete tax benefit of $3,743,000 from the revaluation of the Company's deferred tax assets and liabilities on account of the rate change, as well as tax benefits of $1,626,000 related to stock-based compensation and other adjustments. The Company estimates that its annual effective tax rate for fiscal 2018 (blended rate year) will be approximately 22-23%, taking into account discrete tax benefits.

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

Item 1A. Risk Factors

In addition to the other information set forth below and in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the 2017 Form 10-K for the year ended September 30, 2017. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

The Office of the Comptroller of the Currency has issued a Consent Order with respect to our Bank Secrecy Act compliance. Failure to comply with the Consent Order could result in additional regulatory enforcement action.

The Bank Secrecy Act, the USA PATRIOT Act of 2001 (the “Patriot Act”), and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. On February 28, 2018, pursuant to a Stipulation and Consent to the Issuance of a Consent Order (the “Stipulation”), the Office of the Comptroller of the Currency issued a Consent Order relating to Washington Federal, National Association (the “Bank”), the Company’s national bank subsidiary, the terms of which are intended to further enhance the Bank’s Bank Secrecy Act (“BSA”) program.  Copies of the Stipulation and the Consent Order were filed with the Commission on March 1, 2018 as exhibits to the Company’s Current Report on Form 8-K. The Bank expects to continue to incur significant expenses as it strengthens its BSA program and implements additional policies and procedures associated with complying with the Consent Order. The Bank does not expect to pursue acquisitions or branch expansion until its BSA program has improved. Issuance of the Consent Order does not preclude further government action with respect to the Bank’s BSA program, including the imposition of fines, sanctions, additional expenses and compliance costs, and/or restrictions on the activities of the Bank.  In addition, failure to comply with the Consent Order could subject us to additional expense and further regulatory enforcement action, including the imposition of material restrictions on the activities of the Bank or the assessment of fines or penalties, which could prevent us from executing our business strategy and negatively impact our business and the price of our common stock. Any further deficiency in our BSA/AML policies, procedures and systems could cause us to incur additional significant compliance costs and could subject us to fines and further regulatory actions. Moreover, failure to maintain and implement adequate BSA programs could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

The Company has risk of systems failures and cyber-security risk, including "hacking" and "identity theft."
The Company relies extensively on the successful and uninterrupted functioning of its information technology and telecommunications systems to conduct its business. This includes internally developed systems, the systems of third-party service providers, and digital and mobile technologies. Any failure, interruption or breach in security of these systems could result in failures or disruptions in its customer relationship management, general ledger, deposit, loan and other systems, and could damage its reputation, result in loss of customer business, subject it to regulatory scrutiny, or expose it to civil litigation and possible financial liability.
While the Company believes it has robust information systems and security procedures, controls and policies designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur, or, if they do occur, that the Company will be able to address or remediate the damage. Because the techniques used to obtain unauthorized access, disable or degrade systems change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate protective measures.
Cybersecurity and the continued development and enhancement of the Company's controls, processes and practices designed to protect customer information, its systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Company. As cybersecurity threats continue to evolve, the Company may be required to expend additional resources to continue to enhance, modify and refine our protective measures against these evolving threats.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

To date, the Company has not experienced any material losses related to cyber-attacks or other information security breaches, but there can be no assurance that it will not suffer such attacks and losses in the future. The Company’s risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and its plans to continue to implement internet banking and mobile banking channels, expand operations and use third-party information systems. Recent instances of attacks specifically targeting financial services businesses indicate that the risk to the Company’s systems remains significant. If the Company were to experience a cyber-attack or information security breach, it could incur substantial additional expenses, which could include remediation expenses, costs associated with customer notification and credit monitoring services, increased insurance premiums, regulatory penalties and fines and costs associated civil litigation, any of which could have a material adverse effect on the Company’s business, financial conditions or results of operations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (2)
January 1, 2018 to January 31, 2018	415,750	$34.32	415,750	5,337,835
February 1, 2018 to February 28, 2018	338,899	35.05	338,899	4,998,936
March 1, 2018 to March 31, 2018	918,787	34.67	918,787	4,080,149
Total	1,673,436	$34.66	1,673,436	4,080,149
 ___________________

(1)
The Company's stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 56,956,264 shares have been authorized for repurchase.

(2)
Shares remaining available reflects the impact of TARP warrants that have been repurchased for cash as management also counts these against the maximum number of shares that may be repurchased under the Plan.

Item 3.        Defaults Upon Senior Securities
Not applicable

Item 4.        Mine Safety Disclosures
Not applicable

Item 5.        Other Information
Not applicable

Item 6.        Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer
	31.2	Section 302 Certification by the Chief Financial Officer
	32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer
	101	Financial Statements from the Company’s Form 10-Q for the three months ended March 31, 2018 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 1, 2018	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL President & Chief Executive Officer

May 1, 2018	/S/ VINCENT L. BEATTY
VINCENT L. BEATTY Executive Vice President and Chief Financial Officer

May 1, 2018	/S/ CORY D. STEWART
CORY D. STEWART Senior Vice President and Principal Accounting Officer