Form 10-Q
period 2018-06-30
WASHINGTON FEDERAL INC
filed 2018-07-27
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	July 24, 2018
Common stock, $1.00 par value	83,537,545

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	June 30, 2018	September 30, 2017
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$345,919	$313,070
Available-for-sale securities, at fair value	1,255,401	1,266,209
Held-to-maturity securities, at amortized cost	1,670,450	1,646,856
Loans receivable, net of allowance for loan losses of $128,666 and $123,073	11,325,971	10,882,622
Interest receivable	43,670	41,643
Premises and equipment, net	269,674	263,694
Real estate owned	11,275	20,658
FHLB and FRB stock	128,790	122,990
Bank owned life insurance	214,752	211,330
Intangible assets, including goodwill of $301,368 and $293,153	311,796	298,682
Federal and state income tax assets, net	4,293	—
Other assets	184,330	185,826
	$15,766,321	$15,253,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$6,572,766	$6,361,158
Time deposit accounts	4,714,707	4,473,850
	11,287,473	10,835,008
FHLB advances	2,370,000	2,225,000
Advance payments by borrowers for taxes and insurance	32,632	56,631
Accrued expenses and other liabilities	89,953	131,253
	13,780,058	13,247,892
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 135,343,437 and 134,957,511 shares issued; 83,534,098 and 87,193,362 shares outstanding	135,344	134,958
Additional paid-in capital	1,665,421	1,660,885
Accumulated other comprehensive income (loss), net of taxes	8,137	5,015
Treasury stock, at cost; 51,809,339 and 47,764,149 shares	(975,001)	(838,060)
Retained earnings	1,152,362	1,042,890
	1,986,263	2,005,688
	$15,766,321	$15,253,580

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except share data)		(In thousands, except share data)
INTEREST INCOME
Loans receivable	$131,541	$117,457	$382,581	$348,326
Mortgage-backed securities	18,022	15,992	52,588	45,007
Investment securities and cash equivalents	5,509	4,267	14,762	13,345
	155,072	137,716	449,931	406,678
INTEREST EXPENSE
Customer accounts	18,887	12,764	49,939	38,173
FHLB advances	16,333	16,337	47,104	49,011
	35,220	29,101	97,043	87,184
Net interest income	119,852	108,615	352,888	319,494
Provision (release) for loan losses	1,000	—	50	(1,600)
Net interest income after provision (release) for loan losses	118,852	108,615	352,838	321,094

OTHER INCOME
Gain on sale of investment securities	—	—	—	968
FDIC loss share valuation adjustments	—	—	(8,550)	—
Loan fee income	1,094	889	2,909	3,310
Deposit fee income	6,411	5,714	19,500	15,803
Other income	4,946	7,319	17,974	15,873
	12,451	13,922	31,833	35,954

OTHER EXPENSE
Compensation and benefits	31,223	28,947	92,467	84,774
Occupancy	9,095	8,829	26,779	26,370
FDIC insurance premiums	2,950	2,842	8,622	8,591
Product delivery	4,356	3,246	11,977	10,096
Information technology	10,118	6,617	26,828	19,754
Other expense	9,235	6,581	28,032	19,285
	66,977	57,062	194,705	168,870
Gain (loss) on real estate owned, net	168	(124)	(64)	1,069
Income before income taxes	64,494	65,351	189,902	189,247
Income tax expense	13,100	21,239	37,567	61,819
NET INCOME	$51,394	$44,112	$152,335	$127,428

PER SHARE DATA
Basic earnings per share	$0.61	$0.49	$1.78	$1.43
Diluted earnings per share	0.61	0.49	1.78	1.42
Dividends paid on common stock per share	0.17	0.15	0.49	0.69
Basic weighted average number of shares outstanding	84,168,992	89,199,823	85,589,588	89,297,471
Diluted weighted average number of shares outstanding	84,252,659	89,497,264	85,698,888	89,653,955

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Net income	$51,394	$44,112	$152,335	$127,428

Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sale investment securities	(4,851)	3,171	(18,282)	(8,224)
Reclassification adjustment of net gain (loss) from sale of available-for-sale securities included in net income	—	—	—	968
Related tax benefit (expense)	1,104	(1,165)	5,506	2,667
	(3,747)	2,006	(12,776)	(4,589)

Net unrealized gain (loss) on cash flow hedges of borrowings	3,865	(2,856)	20,887	28,810
Related tax benefit (expense)	(879)	1,049	(4,989)	(10,587)
	2,986	(1,807)	15,898	18,223

Other comprehensive income (loss) net of tax	(761)	199	3,122	13,634
Comprehensive income	$50,633	$44,311	$155,457	$141,062

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2017	$134,958	$1,660,885	$1,042,890	$5,015	$(838,060)	$2,005,688
Adjustment pursuant to adoption of ASU 2018-02	—	—	(1,772)	1,772	—	—
Net income	—	—	152,335	—	—	152,335
Other comprehensive income (loss)	—	—	—	1,350	—	1,350
Dividends on common stock	—	—	(41,091)	—	—	(41,091)
Proceeds from exercise of common stock options	60	1,228	—	—	—	1,288
Restricted stock expense	215	3,419	—	—	—	3,634
Exercise of stock warrants	111	(111)				—
Treasury stock acquired	—	—	—	—	(136,941)	(136,941)
Balance at June 30, 2018	$135,344	$1,665,421	$1,152,362	$8,137	$(975,001)	$1,986,263

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2016	$134,308	$1,648,388	$943,877	$(11,156)	$(739,686)	$1,975,731
Net income	—	—	127,428	—	—	127,428
Other comprehensive income (loss)	—	—	—	13,634	—	13,634
Dividends on common stock	—	—	(61,341)	—	—	(61,341)
Proceeds from exercise of common stock options	309	6,769	—	—	—	7,078
Restricted stock expense	105	5,021	—	—	—	5,126
Exercise of stock warrants	225	(225)	—	—	—	—
Treasury stock acquired	—	—	—	—	(46,470)	(46,470)
Balance at June 30, 2017	$134,947	$1,659,953	$1,009,964	$2,478	$(786,156)	$2,021,186

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$152,335	$127,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion expense, net	38,980	29,602
Cash received from (paid to) FDIC under loss share agreements, net	1,595	813
Stock based compensation expense	3,634	5,126
Provision (release) for loan losses	50	(1,600)
Loss (gain) on sale of investment securities	—	(968)
Decrease (increase) in accrued interest receivable	(2,027)	(1,257)
Decrease (increase) in federal and state income tax receivable	(4,293)	16,047
Decrease (increase) in cash surrender value of bank owned life insurance	(4,490)	(4,907)
Gain on bank owned life insurance	(2,416)	(4,983)
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(1,333)	(1,691)
Decrease (increase) in other assets	(878)	6,618
Increase (decrease) in accrued expenses and other liabilities	(40,862)	(47,859)
Net cash provided by (used in) operating activities	140,295	122,369
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(308,167)	(668,413)
Loans purchased	(143,605)	(72,856)
FHLB & FRB stock purchased	(408,800)	(93,009)
FHLB & FRB stock redeemed	403,000	85,224
Available-for-sale securities purchased	(166,696)	—
Principal payments and maturities of available-for-sale securities	156,240	290,243
Proceeds from sales of available-for-sale securities	—	350,890
Held-to-maturity securities purchased	(170,836)	(415,729)
Principal payments and maturities of held-to-maturity securities	143,837	176,333
Proceeds from sales of real estate owned	11,960	13,780
Proceeds from settlement of bank owned life insurance	3,484	6,913
Cash paid for acquisitions	(2,211)	—
Proceeds from sales of premises and equipment	1	3,956
Premises and equipment purchased and REO improvements	(22,604)	(9,541)
Net cash provided by (used in) investing activities	(504,397)	(332,209)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	452,694	33,654
Proceeds from borrowings	10,220,000	2,325,000
Repayments of borrowings	(10,075,000)	(2,130,000)
Proceeds from exercise of common stock options and related tax benefit	1,288	7,078
Dividends paid on common stock	(41,091)	(61,341)
Treasury stock purchased	(136,941)	(46,470)
Increase (decrease) in borrower advances related to taxes and insurance, net	(23,999)	(9,197)
Net cash provided by (used in) financing activities	396,951	118,724
Increase (decrease) in cash and cash equivalents	32,849	(91,116)
Cash and cash equivalents at beginning of period	313,070	450,368
Cash and cash equivalents at end of period	$345,919	$359,252
(CONTINUED)

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2018	2017
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$1,517	$2,323
Non-cash financing activities
Stock issued upon exercise of warrants	3,836	7,546
Cash paid during the period for
Interest	95,394	82,919
Income taxes	34,160	33,228

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

During the nine months ended June 30, 2018, an immaterial correction was recorded related to acquisitions of insurance agency businesses in prior years. The balance sheet classification correction resulted in an increase in goodwill of $7,135,000 and finite-lived intangible assets of $5,106,000 and a corresponding decrease in other assets of $12,241,000.

Summary of Significant Accounting Policies - The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its 2017 Annual Financial Statements. There have not been any material changes in the Company's significant accounting policies compared to those contained in its 2017 Annual Financial Statements for the year ended September 30, 2017.

Off-Balance-Sheet Credit Exposures - The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $2,161,343,000 and $1,992,905,000 at June 30, 2018 and September 30, 2017, respectively. The Company estimates losses on off-balance-sheet credit exposures by allocating a loss percentage derived from historical loss factors for each asset class.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE C – Dividends and Share Repurchases

On May 25, 2018, the Company paid a regular dividend on common stock of $0.17 per share, which represented the 141st consecutive quarterly cash dividend. Dividends per share were $0.17 and $0.15 for the quarters ended June 30, 2018 and 2017, respectively. On July 23, 2018, the Company declared a regular dividend on common stock of $0.18 per share, which represents its 142nd consecutive quarterly cash dividend. This dividend will be paid on August 24, 2018 to common shareholders of record on August 10, 2018.

For the three months ended June 30, 2018, the Company repurchased 1,224,384 shares at an average price of $32.64. During the three months ended June 30, 2018, 2,329 shares of common stock were issued to investors holding warrants previously issued as part of the 2008 Troubled Asset Relief Program ("TARP"). As of June 30, 2018, 107,617 of these warrants remain outstanding. Net of warrant cash repurchase activity, there are 2,855,765 remaining shares authorized to be repurchased under the current Board approved share repurchase program.

NOTE D – Loans Receivable

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table is a summary of loans receivable.

	June 30, 2018		September 30, 2017
	(In thousands)		(In thousands)
Gross loans by category
Single-family residential	$5,745,598	45.1%	$5,711,004	46.8%
Construction	1,885,034	14.8	1,597,996	13.1
Construction - custom	612,688	4.8	602,631	4.9
Land - acquisition & development	150,936	1.2	124,308	1.0
Land - consumer lot loans	103,118	0.8	104,405	0.9
Multi-family	1,346,534	10.6	1,303,148	10.7
Commercial real estate	1,435,418	11.3	1,434,610	11.8
Commercial & industrial	1,133,075	8.9	1,093,360	9.0
HELOC	136,766	1.1	144,850	1.2
Consumer	188,125	1.5	85,075	0.7
Total gross loans	12,737,292	100%	12,201,387	100%
Less:
Allowance for loan losses	128,666		123,073
Loans in process	1,230,132		1,149,934
Net deferred fees, costs and discounts	52,523		45,758
Total loan contra accounts	1,411,321		1,318,765
Net loans	$11,325,971		$10,882,622

The following table sets forth information regarding non-accrual loans.

	June 30, 2018		September 30, 2017
	(In thousands, except ratio data)
Non-accrual loans:
Single-family residential	$26,119	43.1%	$27,930	56.3%
Construction	1,841	3.0	—	—
Construction - custom	—	—	91	0.2
Land - acquisition & development	1,757	2.9	296	0.6
Land - consumer lot loans	642	1.1	605	1.2
Multi-family	—	—	139	0.3
Commercial real estate	9,684	16.0	11,815	23.8
Commercial & industrial	19,876	32.8	8,082	16.3
HELOC	637	1.1	531	1.1
Consumer	28	—	91	0.2
Total non-accrual loans	$60,584	100%	$49,580	100%
% of total net loans	0.53%		0.46%

The Company recognized interest income on non-accrual loans of approximately $3,926,000 in the nine months ended June 30, 2018. Had these loans been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $1,741,000 for the nine months ended June 30, 2018. Recognized interest income for the nine months ended June 30, 2018 was higher than what otherwise would have been collected in the period due to the collection of past due amounts. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide details regarding delinquent loans.

June 30, 2018	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Single-family residential	$5,744,620	$5,714,962	$7,201	$4,521	$17,936	$29,658	0.52%
Construction	1,012,239	1,009,782	—	616	1,841	2,457	0.24
Construction - custom	285,858	285,687	171	—	—	171	0.06
Land - acquisition & development	121,508	119,593	—	270	1,645	1,915	1.58
Land - consumer lot loans	103,040	102,303	128	301	308	737	0.72
Multi-family	1,346,512	1,346,512	—	—	—	—	—
Commercial real estate	1,435,417	1,433,030	684	—	1,703	2,387	0.17
Commercial & industrial	1,133,075	1,126,480	—	—	6,595	6,595	0.58
HELOC	136,766	135,406	863	146	351	1,360	0.99
Consumer	188,125	187,773	125	127	100	352	0.19
Total Loans	$11,507,160	$11,461,528	$9,172	$5,981	$30,479	$45,632	0.40%
Delinquency %		99.60%	0.08%	0.05%	0.26%	0.40%

September 30, 2017	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Single-family residential	$5,709,690	$5,671,933	$10,925	$4,810	$22,022	$37,757	0.66%
Construction	793,959	793,959	—	—	—	—	—
Construction - custom	277,599	277,508	—	—	91	91	0.03
Land - acquisition & development	104,856	104,526	—	—	330	330	0.31
Land - consumer lot loans	104,335	103,389	112	680	154	946	0.91
Multi-family	1,303,119	1,302,720	5	255	139	399	0.03
Commercial real estate	1,434,610	1,432,052	507	—	2,051	2,558	0.18
Commercial & industrial	1,093,360	1,092,735	—	51	574	625	0.06
HELOC	144,850	143,974	221	342	313	876	0.60
Consumer	85,075	84,644	245	107	79	431	0.51
Total Loans	$11,051,453	$11,007,440	$12,015	$6,245	$25,753	$44,013	0.40%
Delinquency %		99.60%	0.11%	0.06%	0.23%	0.40%

The percentage of total delinquent loans was 0.40% as of June 30, 2018 and 0.40% as of September 30, 2017. There are no loans greater than 90 days delinquent and still accruing interest as of either date.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information related to loans restructured in a troubled debt restructuring ("TDR") during the periods presented:

	Three Months Ended June 30,
	2018			2017
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		($ in thousands)			($ in thousands)
Troubled Debt Restructurings:
Single-family residential	5	$714	$714	11	$1,836	$1,836
HELOC	1	75	75	—	—	—
	6	$789	$789	11	$1,836	$1,836

	Nine Months Ended June 30,
	2018			2017
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		($ in thousands)			($ in thousands)
Troubled Debt Restructurings:
Single-family residential	25	$4,909	$4,909	31	$5,682	$5,682
Land - consumer lot loans	—	—	—	1	204	204
Commercial & Industrial	3	7,256	7,256	—	—	—
HELOC	1	75	75	1	228	228
	29	$12,240	$12,240	33	$6,114	$6,114

The following table provides information on payment defaults occurring during the periods presented where the loan had been modified in a TDR within 12 months of the payment default.

	Three Months Ended June 30,
	2018		2017
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	($ in thousands)		($ in thousands)
Trouble Debt Restructurings That Subsequently Defaulted:
Single-family residential	—	$—	3	$401
	—	$—	3	$401

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended June 30,
	2018		2017
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	($ in thousands)		($ in thousands)
Troubled Debt Restructurings That Subsequently Defaulted:
Single-family residential	2	$206	16	$3,586
Commercial real estate	—	—	2	267
	2	$206	18	$3,853

Most loans restructured in TDRs are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. As of June 30, 2018, 96.7% of the Company's $171,603,000 in TDRs were classified as performing. Each request for modification is individually evaluated for merit and likelihood of success. The concession granted in a loan modification is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty four months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of June 30, 2018, single-family residential loans comprised 89.4% of TDRs.

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

In May 2018, the Bank entered into an agreement with the FDIC to early terminate its remaining FDIC loss share agreements, which relate to the Horizon Bank and Home Valley Bank acquisitions. The Bank paid $39,906,000 to settle the FDIC clawback liability and this amount is consistent with the liability on the balance sheet as of March 31, 2018 so no additional gain or loss was recorded in the three months ended June 30, 2018. Under the termination agreement, all rights and obligations of the Bank and the FDIC have been resolved and completed. As such, future recoveries, gains, losses and expenses related to the previously covered assets will now be recognized entirely by the Bank and the FDIC will no longer share in such gains or losses.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans
The following tables summarize the activity in the allowance for loan losses.

Three Months Ended June 30, 2018	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$34,144	$(299)	$283	$273	$34,401
Construction	27,389	—	—	2,744	30,133
Construction - custom	2,081	—	—	(67)	2,014
Land - acquisition & development	7,622	(12)	2,699	(2,609)	7,700
Land - consumer lot loans	2,853	(1)	35	20	2,907
Multi-family	7,982	—	—	109	8,091
Commercial real estate	11,588	—	91	(100)	11,579
Commercial & industrial	29,330	(3,317)	433	1,069	27,515
HELOC	802	—	—	9	811
Consumer	3,785	(45)	223	(448)	3,515
	$127,576	$(3,674)	$3,764	$1,000	$128,666

Three Months Ended June 30, 2017	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$37,164	$(267)	$81	$1,133	$38,111
Construction	25,061	—	—	(3,195)	21,866
Construction - custom	1,176	—	—	714	1,890
Land - acquisition & development	6,669	—	863	(315)	7,217
Land - consumer lot loans	2,513	—	118	(83)	2,548
Multi-family	7,929	—	—	(17)	7,912
Commercial real estate	10,772	—	164	411	11,347
Commercial & industrial	28,365	—	154	653	29,172
HELOC	826	—	1	50	877
Consumer	1,447	(144)	282	(296)	1,289
	$121,922	$(411)	$1,663	$(945)	$122,229

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nine Months Ended June 30, 2018	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$36,892	$(1,049)	$615	$(2,057)	$34,401
Construction	24,556	—	—	5,577	30,133
Construction - custom	1,944	(50)	—	120	2,014
Land - acquisition & development	6,829	(12)	7,278	(6,395)	7,700
Land - consumer lot loans	2,649	(67)	35	290	2,907
Multi-family	7,862	—	—	229	8,091
Commercial real estate	11,818	(36)	92	(295)	11,579
Commercial & industrial	28,524	(3,433)	603	1,821	27,515
HELOC	855	(1)	—	(43)	811
Consumer	1,144	(217)	785	1,803	3,515
	$123,073	$(4,865)	$9,408	$1,050	$128,666

Nine Months Ended June 30, 2017	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$37,796	$(763)	$455	$623	$38,111
Construction	19,838	—	—	2,028	21,866
Construction - custom	1,080	(3)	—	813	1,890
Land - acquisition & development	6,023	(63)	9,092	(7,835)	7,217
Land - consumer lot loans	2,535	(17)	368	(338)	2,548
Multi-family	6,925	—	—	987	7,912
Commercial real estate	8,588	(11)	1,684	1,086	11,347
Commercial & industrial	28,008	(163)	1,096	231	29,172
HELOC	813	(90)	2	152	877
Consumer	1,888	(798)	975	(776)	1,289
	$113,494	$(1,908)	$13,672	$(3,029)	$122,229

The Company recorded a provision for loan losses of $1,000,000 for the three months ended June 30, 2018, compared to no provision for loan losses for the three months ended June 30, 2017. A provision for loan losses of $50,000 and a release of allowance for loan losses of $1,600,000 was recorded during the nine months ended June 30, 2018 and June 30, 2017, respectively. Reserving for new loan originations as the loan portfolio grows has been largely offset by recoveries of previously charged-off loans. Recoveries, net of charge-offs, totaled $90,000 for the three months ended June 30, 2018, compared to net recoveries of $1,252,000 during the three months ended June 30, 2017. Recoveries, net of charge-offs, totaled $4,543,000 for the nine months ended June 30, 2018, compared to net recoveries of $11,764,000 during the nine months ended June 30, 2017.

Non-performing assets were $71,859,000, or 0.46%, of total assets at June 30, 2018, compared to $70,238,000, or 0.46%, of total assets at September 30, 2017. Non-accrual loans were $60,584,000 at June 30, 2018, compared to $49,580,000 at September 30, 2017. Delinquencies, as a percent of total loans, were 0.40% at June 30, 2018, compared to 0.40% at September 30, 2017.

The reserve for unfunded commitments was $6,750,000 as of June 30, 2018, which is a decrease from $7,750,000 at September 30, 2017.

Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $135,416,000, or 1.06% of gross loans as of June 30, 2018, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves.

June 30, 2018	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	(In thousands, except ratio data)			(In thousands, except ratio data)
Single-family residential	$34,401	$5,726,737	0.6%	$—	$24,139	—%
Construction	30,133	1,007,676	3.0	—	4,563	—
Construction - custom	2,014	285,858	0.7	—	—	—
Land - acquisition & development	7,700	118,323	6.5	—	3,184	—
Land - consumer lot loans	2,907	97,310	3.0	—	833	—
Multi-family	8,086	1,343,468	0.6	5	3,045	0.2
Commercial real estate	11,502	1,388,029	0.8	77	31,805	0.2
Commercial & industrial	27,515	1,087,664	2.5	—	45,400	—
HELOC	811	134,522	0.6	—	562	—
Consumer	3,515	188,004	1.9	—	26	—
	$128,584	$11,377,591	1.1%	$82	$113,557	0.1%

September 30, 2017	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	(In thousands, except ratio data)			(In thousands, except ratio data)
Single-family residential	$36,892	$5,713,576	0.7%	$—	$5,552	—%
Construction	24,556	793,958	3.1	—	—	—
Construction - custom	1,944	277,495	0.7	—	105	—
Land - acquisition & development	6,828	104,767	6.5	1	89	1.0
Land - consumer lot loans	2,649	96,337	2.8	—	171	—
Multi-family	7,857	1,302,625	0.6	5	493	1.0
Commercial real estate	11,698	1,391,668	0.8	120	21,765	0.6
Commercial & industrial	28,524	1,093,210	2.6	—	81	—
HELOC	855	141,689	0.6	—	215	—
Consumer	1,144	84,887	1.4	—	82	—
	$122,947	$11,000,212	1.1%	$126	$28,553	0.4%

As of June 30, 2018, $128,584,000 of the allowance was calculated under the Company's general allowance methodology and the remaining $82,000 was specific reserves on loans deemed to be individually impaired. As of September 30, 2017, $122,947,000 of the allowance was calculated under the Company's general allowance methodology and the remaining $126,000 was specific reserves on loans deemed to be individually impaired.

The Company has an asset quality review function that analyzes its loan portfolio and reports the results of the review to its Board of Directors on a quarterly basis. The single-family residential, HELOC and consumer portfolios are evaluated based on their performance as a pool of loans, since no single loan is individually significant or judged by its risk rating, size or potential risk of loss. The construction, land, multi-family, commercial real estate and commercial and industrial loans are risk rated on a loan by

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

loan basis to determine the relative risk inherent in specific borrowers or loans. Based on that risk rating, the loans are assigned a grade and classified as follows:

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on loans based on risk rating categories as defined above.

June 30, 2018	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Single-family residential	$5,713,075	$—	$32,523	$—	$—	$5,745,598
Construction	1,880,415	55	4,564	—	—	1,885,034
Construction - custom	612,688	—	—	—	—	612,688
Land - acquisition & development	147,864	—	3,072	—	—	150,936
Land - consumer lot loans	102,476	—	642	—	—	103,118
Multi-family	1,343,950	—	2,584	—	—	1,346,534
Commercial real estate	1,402,581	4,900	27,937	—	—	1,435,418
Commercial & industrial	1,084,175	9,582	39,318	—	—	1,133,075
HELOC	136,122	—	644	—	—	136,766
Consumer	188,093	—	32	—	—	188,125
Total gross loans	$12,611,439	$14,537	$111,316	$—	$—	$12,737,292

Total grade as a % of total gross loans	99.0%	0.1%	0.9%	—%	—%

September 30, 2017	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Single-family residential	$5,671,229	$—	$39,775	$—	$—	$5,711,004
Construction	1,594,926	—	3,070	—	—	1,597,996
Construction - custom	602,540	—	91	—	—	602,631
Land - acquisition & development	123,028	207	1,073	—	—	124,308
Land - consumer lot loans	103,787	—	618	—	—	104,405
Multi-family	1,295,261	5,795	2,092	—	—	1,303,148
Commercial real estate	1,391,996	5,944	36,670	—	—	1,434,610
Commercial & industrial	1,054,972	14,814	23,574	—	—	1,093,360
HELOC	144,229	—	621	—	—	144,850
Consumer	84,984	—	91	—	—	85,075
Total gross loans	$12,066,952	$26,760	$107,675	$—	$—	$12,201,387

Total grade as a % of total gross loans	98.9%	0.2%	0.9%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on gross loans based on borrower payment activity.

June 30, 2018	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands, except ratio data)
Single-family residential	$5,719,479	99.5%	$26,119	0.5%
Construction	1,883,193	99.9	1,841	0.1
Construction - custom	612,688	100.0	—	—
Land - acquisition & development	149,179	98.8	1,757	1.2
Land - consumer lot loans	102,476	99.4	642	0.6
Multi-family	1,346,534	100.0	—	—
Commercial real estate	1,425,734	99.3	9,684	0.7
Commercial & industrial	1,113,199	98.2	19,876	1.8
HELOC	136,129	99.5	637	0.5
Consumer	188,097	100.0	28	—
	$12,676,708	99.5%	$60,584	0.5%

September 30, 2017	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands, except ratio data)
Single-family residential	$5,683,074	99.5%	$27,930	0.5%
Construction	1,597,996	100.0	—	—
Construction - custom	602,540	99.9	91	0.1
Land - acquisition & development	124,012	99.8	296	0.2
Land - consumer lot loans	103,800	99.4	605	0.6
Multi-family	1,303,009	99.9	139	0.1
Commercial real estate	1,422,795	99.2	11,815	0.8
Commercial & industrial	1,085,278	99.3	8,082	0.7
HELOC	144,319	99.6	531	0.4
Consumer	84,984	99.9	91	0.1
	$12,151,807	99.6%	$49,580	0.4%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on impaired loan balances and the related allowances by loan types.

June 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment (Year-To-Date)
	(In thousands)
Impaired loans with no related allowance recorded:
Single-family residential	$22,114	$23,310	$—		$21,944
Construction	4,843	4,933	—		2,928
Construction - custom	—	—	—		37
Land - acquisition & development	3,073	3,120	—		1,741
Land - consumer lot loans	455	490	—		337
Multi-family	2,606	2,606	—		1,403
Commercial real estate	26,818	31,372	—		22,338
Commercial & industrial	35,427	35,736	—		19,507
HELOC	562	655	—		486
Consumer	26	68	—		56
	95,924	102,290	—		70,777
Impaired loans with an allowance recorded:
Single-family residential	153,356	156,644	2,792		167,211
Land - acquisition & development	—	—	—		23
Land - consumer lot loans	5,136	5,502	—		6,832
Multi-family	461	461	5		477
Commercial real estate	7,162	7,975	77		11,492
Commercial & industrial	3,924	6,964	—		4,547
HELOC	1,491	1,575	—		1,500
Consumer	73	73	—		87
	171,603	179,194	2,874	(1)	192,169
Total impaired loans:
Single-family residential	175,470	179,954	2,792		189,155
Construction	4,843	4,933	—		2,928
Construction - custom	—	—	—		37
Land - acquisition & development	3,073	3,120	—		1,764
Land - consumer lot loans	5,591	5,992	—		7,169
Multi-family	3,067	3,067	5		1,880
Commercial real estate	33,980	39,347	77		33,830
Commercial & industrial	39,351	42,700	—		24,054
HELOC	2,053	2,230	—		1,986
Consumer	99	141	—		143
	$267,527	$281,484	$2,874	(1)	$262,946

(1)	Includes $82,000 of specific reserves and $2,792,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2017	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment (Year-To-Date)
	(In thousands)
Impaired loans with no related allowance recorded:
Single-family residential	$21,325	$23,880	$—		$19,371
Construction - custom	148	165	—		231
Land - acquisition & development	330	8,208	—		176
Land - consumer lot loans	208	330	—		431
Multi-family	139	3,231	—		748
Commercial real estate	12,890	22,487	—		11,466
Commercial & industrial	8,279	14,321	—		7,425
HELOC	490	1,212	—		487
Consumer	88	1,433	—		57
	43,897	75,267	—		40,392
Impaired loans with an allowance recorded:
Single-family residential	181,941	186,167	4,030		204,723
Land - acquisition & development	90	90	1		576
Land - consumer lot loans	7,949	8,526	—		8,976
Multi-family	493	493	5		1,024
Commercial real estate	15,079	16,707	120		16,991
Commercial & industrial	—	—	—		297
HELOC	1,728	1,806	—		1,451
Consumer	97	284	—		100
	207,377	214,073	4,156	(1)	234,138
Total impaired loans:
Single-family residential	203,266	210,047	4,030		224,094
Construction - custom	148	165	—		231
Land - acquisition & development	420	8,298	1		752
Land - consumer lot loans	8,157	8,856	—		9,407
Multi-family	632	3,724	5		1,772
Commercial real estate	27,969	39,194	120		28,457
Commercial & industrial	8,279	14,321	—		7,722
HELOC	2,218	3,018	—		1,938
Consumer	185	1,717	—		157
	$251,274	$289,340	$4,156	(1)	$274,530

(1)	Includes $126,000 of specific reserves and $4,030,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F – Fair Value Measurements
FASB ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
The Company has established and documented the process for determining the fair values of its assets and liabilities, where applicable. Fair value is based on quoted market prices, when available, for identical or similar assets or liabilities. In the absence of quoted market prices, fair value is determined using valuation models or third-party appraisals. The following is a description of the valuation methodologies used to measure and report the fair value of financial assets and liabilities on a recurring or nonrecurring basis.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis.

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
Equity securities	$491	$—	$—	$491
U.S. government and agency securities	—	216,009	—	216,009
Municipal bonds	—	22,755	—	22,755
Corporate debt securities	—	184,232	—	184,232
Mortgage-backed securities
Agency pass-through certificates	—	828,449	—	828,449
Commercial MBS	—	3,465	—	3,465
Total available-for-sale securities	491	1,254,910	—	1,255,401
Interest rate contracts	—	10,141	—	10,141
Commercial loan hedges	—	3,005	—	3,005
Borrowings hedges	—	19,193	—	19,193
Total financial assets	$491	$1,287,249	$—	$1,287,740

Financial Liabilities
Interest rate contracts	$—	$10,141	$—	$10,141
Total financial liabilities	$—	$10,141	$—	$10,141
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the nine months ended June 30, 2018.

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

When management determines that the fair value of the collateral or the real estate owned requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the impaired loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2018 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at June 30, 2018 and June 30, 2017, and the total gains (losses) resulting from those fair value adjustments for the three and nine months ended June 30, 2018 and June 30, 2017. The estimated fair value measurements are shown gross of estimated selling costs.

	June 30, 2018				Three Months Ended June 30, 2018	Nine Months Ended June 30, 2018
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Impaired loans (1)	$—	$—	$15,125	$15,125	$(3,120)	$(4,094)
Real estate owned (2)	—	—	6,354	6,354	(97)	(656)
Balance at end of period	$—	$—	$21,479	$21,479	$(3,217)	$(4,750)

(1)	The gains (losses) represent remeasurements of collateral-dependent loans.

(2)	The gains (losses) represent aggregate writedowns and charge-offs on REO.

	June 30, 2017				Three Months Ended June 30, 2017	Nine Months Ended June 30, 2017
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Impaired loans (1)	$—	$—	$7,807	$7,807	$(305)	$(1,666)
Real estate owned (2)	—	—	9,777	9,777	(467)	(1,087)
Balance at end of period	$—	$—	$17,584	$17,584	$(772)	$(2,753)

(1)	The gains (losses) represent remeasurements of collateral-dependent loans.

(2)	The gains (losses) represent aggregate writedowns and charge-offs on REO.
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
The evaluations for impairment are prepared by the Company's Problem Loan Review Committee, which is chaired by the Chief Credit Officer and includes the Loan Review manager and Special Credits manager, as well as senior credit officers, division managers and group executives, as applicable. These evaluations are performed in conjunction with the quarterly allowance for loan loss process.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Applicable loans included in the previous quarter's review are reevaluated and if their values are materially different from the prior quarter evaluation, the underlying information (loan balance and collateral value) are compared. Material differences are evaluated for reasonableness and discussions are held between the relationship manager and their division manager to understand the difference and determine if any adjustment is necessary.
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

•	The present value of the expected future cash flows of the loans is used for measurement of non-collateral-dependent loans to test for impairment.
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
Fair Values of Financial Instruments
FASB ASC 825 requires disclosure of fair value information about financial instruments, whether or not recognized on the statement of financial condition, for which it is practicable to estimate those values. Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value estimates presented do not reflect the underlying fair value of the Company. Although management is not aware of any factors that would materially affect the estimated fair value amounts presented below, such amounts have not been comprehensively revalued for purposes of these financial statements since the dates shown, and therefore, estimates of fair value subsequent to those dates may differ significantly from the amounts presented below.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		June 30, 2018		September 30, 2017
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$345,919	$345,919	$313,070	$313,070
Available-for-sale securities
Equity securities	1	491	491	522	522
U.S. government and agency securities	2	216,009	216,009	211,077	211,077
Municipal bonds	2	22,755	22,755	26,624	26,624
Corporate debt securities	2	184,232	184,232	185,298	185,298
Mortgage-backed securities
Agency pass-through certificates	2	828,449	828,449	834,297	834,297
Commercial MBS	2	3,465	3,465	8,391	8,391
Total available-for-sale securities		1,255,401	1,255,401	1,266,209	1,266,209
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	1,655,450	1,595,034	1,646,856	1,635,913
Commercial MBS	2	15,000	15,000	—	—
Total held-to-maturity securities		1,670,450	1,610,034	1,646,856	1,635,913

Loans receivable	3	11,325,971	11,492,022	10,882,622	11,247,586
FDIC indemnification asset	3	—	—	8,968	8,564
FHLB and FRB stock	2	128,790	128,790	122,990	122,990
Other assets - interest rate contracts	2	10,141	10,141	1,139	1,139
Other assets - commercial loan hedges	2	3,005	3,005	—	—
Other assets - borrowings hedges	2	19,193	19,193	—	—

Financial liabilities
Customer accounts	2	11,287,473	10,924,562	10,835,008	10,411,686
FHLB advances	2	2,370,000	2,365,478	2,225,000	2,266,791
Other liabilities - interest rate contracts	2	10,141	10,141	1,139	1,139
Other liabilities - commercial loan hedges	2	—	—	174	174
Other liabilities - borrowings hedges	2	—	—	1,693	1,693
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
Interest rate contracts – The Company offers interest rate swaps to its variable rate borrowers who want to manage their interest rate risk. At the same time, the Company enters into the opposite trade with a counterparty to offset its interest rate risk. The fair value of these interest rate swaps is estimated by a third party pricing service using a discounted cash flow technique.
Commercial loan hedges – The fair value of the interest rate swaps is estimated by a third party pricing service using a discounted cash flow technique.
Borrowings hedges – The fair value of the interest rate swaps is estimated by a third party pricing service using a discounted cash flow technique.
The following tables provide a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities.

	June 30, 2018
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
5 to 10 years	$63,986	$—	$(1,678)	$62,308	2.41%
Over 10 years	153,928	122	(349)	153,701	2.71
Equity securities due
1 to 5 years	500	—	(9)	491	1.80
Corporate debt securities due
1 to 5 years	113,727	1,687	(273)	115,141	3.60
5 to 10 years	69,964	—	(873)	69,091	3.23
Municipal bonds due
1 to 5 years	1,390	—	(10)	1,380	2.05
Over 10 years	20,328	1,047	—	21,375	6.45
Mortgage-backed securities
Agency pass-through certificates	836,777	1,563	(9,891)	828,449	3.34
Commercial MBS	3,460	5	—	3,465	4.27
	1,264,060	4,424	(13,083)	1,255,401	3.28
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,655,450	635	(61,051)	1,595,034	3.16
Commercial MBS	15,000	—	—	15,000	2.94
	1,670,450	635	(61,051)	1,610,034	3.16
	$2,934,510	$5,059	$(74,134)	$2,865,435	3.21%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2017
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
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

For available-for-sale investment securities, there were no sales during the nine months ended June 30, 2018 and sales totaling $350,890,000 during the nine months ended June 30, 2017. There were purchases of $166,696,000 of available-for-sale investment securities during the nine months ended June 30, 2018 and no purchases during the nine months ended June 30, 2017. For held-to-maturity investment securities, there were purchases totaling $170,836,000 during the nine months ended June 30, 2018 and purchases of $415,729,000 during the nine months ended June 30, 2017. There were no sales of held-to-maturity investment securities during either period. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.
The following tables show the unrealized gross losses and fair value of securities as of June 30, 2018 and September 30, 2017, by length of time that individual securities in each category have been in a continuous loss position. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other than temporarily impaired.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2018	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate debt securities	$—	$—	$(1,146)	$118,818	$(1,146)	118,818
Municipal bonds	(10)	1,380	—	—	(10)	1,380
U.S. government and agency securities	(64)	43,310	(1,963)	120,006	(2,027)	163,316
Equity securities	(9)	491	—	—	(9)	491
Agency pass-through certificates	(13,696)	706,627	(57,246)	1,401,192	(70,942)	2,107,819
	$(13,779)	$751,808	$(60,355)	$1,640,016	$(74,134)	$2,391,824

September 30, 2017	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate debt securities	$—	$—	$(577)	$49,423	$(577)	$49,423
U.S. government and agency securities	(759)	24,400	(697)	96,195	(1,456)	120,595
Agency pass-through certificates	(17,683)	1,163,358	(2,577)	249,304	(20,260)	1,412,662
	$(18,442)	$1,187,758	$(3,851)	$394,922	$(22,293)	$1,582,680

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The Company had $781,626,000 and $1,035,573,000 notional in interest rate swaps to hedge this exposure as of June 30, 2018 and September 30, 2017, respectively. The interest rate swaps are derivatives under FASB ASC 815, Derivatives and Hedging, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the nine months ended June 30, 2018 and 2017 as the changes in value for the asset and liability side of the swaps offset each other.

The Company has entered into interest rate swaps to convert certain existing and future short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of rising interest rates, specifically LIBOR rates, which are a benchmark for the short-term borrowings. The hedging program qualifies as a cash flow hedge under ASC 815, which provides for offsetting of the recognition of gains and losses of the interest rate swaps and the hedged items. The hedged item is the LIBOR portion of the series of existing or future short-term fixed rate borrowings over the term of the interest rate swap. The change in the fair value of the interest rate swaps is recorded in other comprehensive income. The Company had $700,000,000 notional in interest rate swaps to hedge existing and anticipated future borrowings as of June 30, 2018 and September 30, 2017.

The Company also enters into interest rate swaps to hedge the interest rate risk of individual fixed rate commercial loans and these relationships qualify as fair value hedges under ASC 815, which provides for offsetting of the recognition of gains and losses of the respective interest rate swap and the hedged item. The interest rate swaps in these hedging relationships had a notional amount of $97,927,000 and $52,936,000 as of June 30, 2018 and September 30, 2017, respectively.

The following table presents the fair value and balance sheet classification of derivatives at June 30, 2018 and September 30, 2017:

	Asset Derivatives				Liability Derivatives
	June 30, 2018		September 30, 2017		June 30, 2018		September 30, 2017
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
	(In thousands)
Interest rate contracts	Other assets	$10,141	Other assets	$1,139	Other liabilities	$10,141	Other liabilities	$1,139
Commercial loan hedges	Other assets	3,005	Other assets	—	Other liabilities	—	Other liabilities	174
Borrowings hedges	Other assets	19,193	Other assets	—	Other liabilities	—	Other liabilities	1,693
		$32,339		$1,139		$10,141		$3,006

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H – Income Taxes

On December 22, 2017, the U.S. Government enacted significant new tax legislation (the “Tax Act”). For businesses, the Tax Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The corporate tax rate reduction was effective January 1, 2018. Because the Company has a fiscal year end of September 30, the reduced corporate tax rate will result in the application of a blended federal statutory tax rate of 24.53% for its fiscal year 2018 and then 21% thereafter.

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

At September 30, 2017, the Company’s deferred tax assets and liabilities were determined based on the then-current enacted federal tax rate of 35%. As a result of the reduction in the corporate income tax rate under the Tax Act, the Company revalued its deferred tax assets and liabilities at December 31, 2017. Deferred tax assets and liabilities expected to be realized in fiscal year 2018 were re-measured using the aforementioned blended rate. All remaining deferred tax assets and liabilities were re-measured using the new statutory federal rate of 21%. These re-measurements resulted in a discrete tax benefit estimate of $5,387,000 that was recognized during the nine months ended June 30, 2018. The Company’s revaluation of its deferred tax assets and liabilities is subject to further clarification of the Tax Act and refinements of its estimates.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART I – Financial Information
Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Washington Federal, Inc. (the "Company" or "Washington Federal") makes statements in this Quarterly Report on Form 10-Q that constitute forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates,” “intends,” “forecasts,” “projects” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to help identify such forward-looking statements. These statements are not historical facts, but instead represent current expectations, plans or forecasts of the Company and are based on the beliefs and assumptions of the management of the Company and the information available to management at the time that these disclosures were prepared. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company's control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Company's forward-looking statements.
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this report, including under Item 1A. “Risk Factors,” and in any of the Company's other subsequent Securities and Exchange Commission ("SEC") filings, which could cause the Company's future results to differ materially from the plans, objectives, goals, estimates, intentions and expectations expressed in forward-looking statements:

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
GENERAL & BUSINESS DESCRIPTION
Washington Federal, Inc. is a bank holding company headquartered in Seattle, Washington that conducts its operations through Washington Federal, National Association (“Bank”), a federally chartered national bank subsidiary. Washington Federal, Inc. and

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

its consolidated subsidiaries are engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate.

The Company's fiscal year end is September 30th. All references to 2017 represent balances as of September 30, 2017 or activity for the fiscal year then ended.

INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of transaction and savings accounts is 58% of total deposits as of June 30, 2018 while the composition of the investment securities portfolio is 26% variable and 74% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $1,670,450,000 of mortgage-backed securities that it has designated as held-to-maturity and are carried at amortized cost. As of June 30, 2018, the net unrealized loss on these securities was $60,416,000. The Company has $1,255,401,000 of available-for-sale securities that are carried at fair value. As of June 30, 2018, the net unrealized loss on these securities was $8,659,000. The Company has executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized gain on these interest rate swaps as of June 30, 2018 was $19,193,000. All of the above are pre-tax net unrealized gains or losses.

The Company relies on various measures of interest rate risk, including an asset/liability maturity gap analysis, modeling of changes in forecasted net interest income under various rate change scenarios, and the impact of interest rate changes on the net portfolio value (“NPV”) of the Company.
Net Interest Income Sensitivity. The Company estimates the sensitivity of its net interest income to changes in market interest rates using an interest rate simulation model that includes assumptions related to the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments for multiple interest rate change scenarios. Interest rate sensitivity depends on certain repricing characteristics in the Company's interest-earnings assets and interest-bearing liabilities, including the maturity structure of assets and liabilities and their repricing characteristics during the periods of changes in market interest rates. The analysis assumes a constant balance sheet. Actual results would differ from the assumptions used in this model, as management monitors and adjusts loan and deposit pricing and the size and composition of the balance sheet to respond to changing interest rates.

In the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would decrease by 1.2% in the next year. This compares to an estimated increase of 3.0% as of the September 30, 2017 analysis. The change is primarily due to higher interest rates, lower expected prepayment speeds and shifts in the mix of fixed versus adjustable rate assets, partially offset by a decrease in the estimated deposit betas used for transaction deposits in the Company's asset liability management model. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long term rates over two years would result in a net interest income decrease of 0.4% in the first year and decrease of 4.0% in the second year assuming a constant balance sheet and no management intervention.

NPV Sensitivity. NPV is an estimate of the market value of shareholders' equity. NPV is calculated as the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of NPV to changes in interest rates provides a view of interest rate risk as it incorporates all future expected cash flows. As of June 30, 2018, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $413,496,000 or 19.3% and the NPV to total assets ratio to decline to 11.9% from a base of 13.8%. As of September 30, 2017, the NPV in the event of a 200 basis point increase in rates was estimated to decline by $462,604,000 or 18.2% and the NPV to total assets ratio to decline to 14.6% from a base of 16.6%. The change in NPV sensitivity and lower base NPV ratio is due primarily to higher interest rates that have resulted in lower asset prices as well as greater asset price sensitivity due to lower expected prepayment speeds on fixed rate loans and mortgage-backed securities as of June 30, 2018.

Repricing Gap Analysis. At June 30, 2018, the Company had approximately $1,832,133,000 more in liabilities subject to maturity or repricing in the next year than assets, which resulted in a one-year repricing gap of (11.6)% of total assets. This was a decrease from the (15.7)% gap as of September 30, 2017. A negative repricing gap implies that funding costs on paying liabilities will change more rapidly than interest income on earning assets with movements in interest rates. A negative repricing gap typically results in lower margins when interest rates rise and higher margins when interest rates decline. This interest rate gap analysis provides management with a high-level indication of interest rate risk, but it is considered less reliable than more detailed modeling.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Interest Rate Spread. The interest rate spread is measured as the difference between the rate on total loans and investments and the rate on costing liabilities at the end of each period. The interest rate spread increased to 2.93% at June 30, 2018 from 2.90% at September 30, 2017. The spread increase of 3 basis points is primarily due to the rise in short-term interest rates, which resulted in a higher rate being earned on cash and adjustable rate loans and investment securities partially offset by a higher rate being paid on interest-bearing deposits and FHLB borrowings. As of June 30, 2018, the weighted average rate on earning assets increased by 19 basis points to 4.01% compared to September 30, 2017, while the weighted average cost of funds increased by 16 basis points to 1.08%. The interest rate spread increased to 2.93% at June 30, 2018 from 2.85% at June 30, 2017.
Net Interest Margin. Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin increased to 3.29% for the quarter ended June 30, 2018 from 3.13% for the quarter ended June 30, 2017. The yield on earning assets increased 28 basis points to 4.26% and the cost of interest bearing liabilities increased 13 basis point to 1.04%. The higher yield on earning assets is the result of the rise in short-term interest rates, which resulted in a higher rate being earned on cash and adjustable rate loans and investment securities, as well as the shift in mix from investment securities into a higher proportion of loans receivable that carry higher yields on average. The higher rate in interest bearing liabilities was primarily due to the increase in rates on interest-bearing deposit accounts partially offset by the maturity of certain long-term FHLB advances with higher rates.
The following table sets forth the information explaining the changes in the net interest margin for the period indicated compared to the same period one year ago.

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$11,322,932	$131,541	4.66%	$10,579,593	$117,457	4.45%
Mortgaged-backed securities	2,550,004	18,022	2.83	2,551,598	15,992	2.51
Cash & Investments	584,918	4,077	2.80	627,197	3,373	2.16
FHLB & FRB stock	135,313	1,432	4.24	124,968	894	2.87

Total interest-earning assets	14,593,167	155,072	4.26%	13,883,356	137,716	3.98%
Other assets	1,154,328			1,142,899
Total assets	$15,747,495			$15,026,255

Liabilities and Equity
Customer accounts	$11,075,998	$18,887	0.68%	$10,567,710	$12,764	0.48%
FHLB advances	2,533,077	16,333	2.59	2,274,451	16,337	2.88

Total interest-bearing liabilities	13,609,075	35,220	1.04%	12,842,161	29,101	0.91%
Other liabilities	142,557			155,460
Total liabilities	13,751,632			12,997,621
Stockholders' equity	1,995,863			2,028,634

Total liabilities and equity	$15,747,495			$15,026,255

Net interest income		$119,852			$108,615

Net interest margin			3.29%			3.13%
As of June 30, 2018, total assets had increased by $512,741,000 to $15,766,321,000 from $15,253,580,000 at September 30, 2017. During the nine months ended June 30, 2018, cash and cash equivalents increased by $32,849,000, loans receivable increased $443,349,000, and investment securities increased by $12,786,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Cash and cash equivalents of $345,919,000 and stockholders’ equity of $1,986,263,000 as of June 30, 2018 provide management with flexibility in managing interest rate risk going forward.

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
The Company's cash and cash equivalents totaled $345,919,000 at June 30, 2018, an increase from $313,070,000 at September 30, 2017. These amounts include the Bank's operating cash.
The Company’s net worth at June 30, 2018 was $1,986,263,000, or 12.60% of total assets. This is a decrease of $19,425,000 from September 30, 2017 when net worth was $2,005,688,000, or 13.15% of total assets. The Company’s net worth was impacted in the nine months ended June 30, 2018 by net income of $152,335,000, the payment of $41,091,000 in cash dividends, treasury stock purchases of $136,941,000, as well as other comprehensive income of $3,122,000. The ratio of tangible capital to tangible assets at June 30, 2018 was 10.83%. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
Washington Federal, Inc. and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.
Federal banking agencies establish regulatory capital rules that require minimum capital ratios and establish criteria for calculating regulatory capital. Minimum capital ratios for four measures are used for assessing capital adequacy. The standards are indicated in the table below. The common equity tier 1 capital ratio recognizes common equity as the highest form of capital. The denominator for all except the leverage ratio is risk weighted assets. The rules set forth a “capital conservation buffer” of up to 2.5%. In the event that a bank’s capital levels fall below the minimum ratios plus these buffers, the bank's regulators may place restrictions on it. These restrictions include reducing dividend payments, share buy-backs, and staff bonus payments. The purpose of these buffers is to require banks to build up capital outside of periods of stress that can be drawn down during periods of stress. As a result, even during periods where losses are incurred, the minimum capital ratios can still be met. The capital rules that became effective in January 2015 include a phase-in period for certain minimum ratios and the capital buffers, before the full minimum ratios take effect in 2019. Management continues to monitor the financial position of the Company and its capital ratios as the rules phase in.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

There are also standards for Adequate and Well Capitalized criteria that are used for “Prompt Corrective Action” purposes. To remain categorized as well capitalized, the Bank and the Company must maintain minimum common equity risk-based, tier 1 risk-based, total risk-based and tier 1 leverage ratios as set forth in the following table.

	Actual			Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
	Capital	Ratio		Ratio	Ratio
	($ in thousands)
June 30, 2018
Common Equity Tier I risk-based capital ratio:
The Company	$1,667,375	14.81%		4.50%	NA
The Bank	1,660,952	14.74%		4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,667,375	14.81%		6.00%	NA
The Bank	1,660,952	14.74%		6.00%	8.00%
Total risk-based capital ratio:
The Company	1,802,791	16.01%		8.00%	NA
The Bank	1,796,368	15.94%		8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,667,375	10.80%		4.00%	NA
The Bank	1,660,952	10.75%		4.00%	5.00%

September 30, 2017
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,701,327	15.99%	(1)	4.50%	NA
The Bank	1,668,314	15.68%	(1)	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,701,327	15.99%	(1)	6.00%	NA
The Bank	1,668,314	15.68%	(1)	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,828,935	17.22%	(1)	8.00%	NA
The Bank	1,795,929	16.91%	(1)	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,701,327	11.49%		4.00%	NA
The Bank	1,668,314	11.27%		4.00%	5.00%

(1) Ratio has been updated from previously reported % to correct immaterial error in the calculation of risk-weighted assets, which is the denominator used in calculating the ratio.

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents: Cash and cash equivalents are $345,919,000 at June 30, 2018, an increase of $32,849,000, or 10.5%, since September 30, 2017.

Available-for-sale and held-to-maturity securities: Available-for-sale securities decreased $10,808,000, or 0.9%, during the nine months ended June 30, 2018, mostly due to principal repayments and maturities of $156,240,000 and an increase in the net unrealized loss of $18,282,000, partially offset by purchases of $166,696,000. During the same period, the balance of held-to-maturity securities increased by $23,594,000 due to purchases of $170,836,000 partially offset by principal pay-downs and

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

maturities of $143,837,000. As of June 30, 2018, the Company had a net unrealized loss on available-for-sale securities of $8,659,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

Loans receivable: Loans receivable, net of related contra accounts, increased by $443,349,000 to $11,325,971,000 at June 30, 2018 compared to $10,882,622,000 at September 30, 2017. The increase resulted primarily from originations of $2,868,476,000 and purchases of $143,605,000, partially offset by loan principal repayments of $2,493,714,000. Commercial loan originations accounted for 68% of total originations and consumer loan originations were 32% during the period. Purchased loans during the period were pools of consumer loans. The increase in the loan portfolio is consistent with management's strategy during low rate environments to produce more multifamily, commercial real estate, and commercial and industrial loans that generally have adjustable interest rates or a shorter duration.
The following table shows the loan portfolio by category and the change.

	June 30, 2018		September 30, 2017		Change
	($ in thousands)		($ in thousands)		$	%
Gross loans by category
Single-family residential	$5,745,598	45.1%	$5,711,004	46.8%	$34,594	0.6%
Construction	1,885,034	14.8	1,597,996	13.1	287,038	18.0
Construction - custom	612,688	4.8	602,631	4.9	10,057	1.7
Land - acquisition & development	150,936	1.2	124,308	1.0	26,628	21.4
Land - consumer lot loans	103,118	0.8	104,405	0.9	(1,287)	(1.2)
Multi-family	1,346,534	10.6	1,303,148	10.7	43,386	3.3
Commercial real estate	1,435,418	11.3	1,434,610	11.8	808	0.1
Commercial & industrial	1,133,075	8.9	1,093,360	9.0	39,715	3.6
HELOC	136,766	1.1	144,850	1.2	(8,084)	(5.6)
Consumer	188,125	1.5	85,075	0.7	103,050	121.1
Total gross loans	12,737,292	100%	12,201,387	100%	535,905	4.4%
Less:
Allowance for loan losses	128,666		123,073		5,593	4.5%
Loans in process	1,230,132		1,149,934		80,198	7.0
Net deferred fees, costs and discounts	52,523		45,758		6,765	14.8
Total loan contra accounts	1,411,321		1,318,765		92,556	7.0
Net Loans	$11,325,971		$10,882,622		$443,349	4.1%

Non-performing assets: Non-performing assets increased $1,621,000 during the nine months ended June 30, 2018 to $71,859,000 from $70,238,000 at September 30, 2017. The change is due to the $11,004,000 increase in non-accrual loans and $9,383,000 decline in REO. Non-performing assets as a percentage of total assets was 0.46% at June 30, 2018 compared to 0.46% at September 30, 2017.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

The following table sets forth information regarding restructured loans and non-performing assets.

	June 30, 2018		September 30, 2017
	($ in thousands)
Restructured loans:
Single-family residential	$153,356	89.4%	$181,941	87.8%
Land - acquisition & development	—	—	90	—
Land - consumer lot loans	5,136	3.0	7,949	3.8
Multi - family	461	0.3	493	0.2
Commercial real estate	7,162	4.2	15,079	7.3
Commercial & industrial	3,924	2.3	—	—
HELOC	1,491	0.9	1,728	0.8
Consumer	73	—	97	—
Total restructured loans (1)	$171,603	100%	$207,377	100%
Non-accrual loans:
Single-family residential	$26,119	43.1%	$27,930	56.3%
Construction	1,841	3.0	—	—
Construction - custom	—	—	91	0.2
Land - acquisition & development	1,757	2.9	296	0.6
Land - consumer lot loans	642	1.1	605	1.2
Multi-family	—	—	139	0.3
Commercial real estate	9,684	16.0	11,815	23.8
Commercial & industrial	19,876	32.8	8,082	16.3
HELOC	637	1.1	531	1.1
Consumer	28	—	91	0.2
Total non-accrual loans	60,584	100%	49,580	100%
Real estate owned	11,275		20,658
Total non-performing assets	$71,859		$70,238
Total non-performing assets and performing restructured loans as a percentage of total assets	1.51%		1.79%
Total Assets
(1) Restructured loans were as follows:
Performing	$165,857	96.7%	$202,272	97.5%
Non-performing (included in non-accrual loans above)	5,746	3.3	5,105	2.5
	$171,603	100%	$207,377	100%

For the nine months ended June 30, 2018, the Company recognized $3,926,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $1,741,000 for the same period had these loans performed according to their original contract terms. Recognized interest income for the nine months ended June 30, 2018 was higher than what otherwise would have been collected in the period due to the collection of past due amounts. In addition to the non-accrual loans reflected in the above table, the Company had $50,684,000 of loans that were less than 90 days delinquent at June 30, 2018 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 0.78% at June 30, 2018.
Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 89.4% of restructured loans as of June 30, 2018. The concession for these loans is

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

typically a payment reduction through a rate reduction of 100 to 200 bps for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period.
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
Allowance for loan losses: The following table shows the Company’s allowance for loan losses by loan category.

June 30, 2018	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	($ in thousands)			($ in thousands)
Single-family residential	$34,401	$5,726,737	0.6%	$—	$24,139	—%
Construction	30,133	1,007,676	3.0	—	4,563	—
Construction - custom	2,014	285,858	0.7	—	—	—
Land - acquisition & development	7,700	118,323	6.5	—	3,184	—
Land - consumer lot loans	2,907	97,310	3.0	—	833	—
Multi-family	8,086	1,343,468	0.6	5	3,045	0.2
Commercial real estate	11,502	1,388,029	0.8	77	31,805	0.2
Commercial & industrial	27,515	1,087,664	2.5	—	45,400	—
HELOC	811	134,522	0.6	—	562	—
Consumer	3,515	188,004	1.9	—	26	—
	$128,584	$11,377,591	1.1%	$82	$113,557	0.1%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

September 30, 2017	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	($ in thousands)			($ in thousands)
Single-family residential	$36,892	$5,713,576	0.7%	$—	$5,552	—%
Construction	24,556	793,958	3.1	—	—	—
Construction - custom	1,944	277,495	0.7	—	105	—
Land - acquisition & development	6,828	104,767	6.5	1	89	1.0
Land - consumer lot loans	2,649	96,337	2.8	—	171	—
Multi-family	7,857	1,302,625	0.6	5	493	1.0
Commercial real estate	11,698	1,391,668	0.8	120	21,765	0.6
Commercial & industrial	28,524	1,093,210	2.6	—	81	—
HELOC	855	141,689	0.6	—	215	—
Consumer	1,144	84,887	1.4	—	82	—
	$122,947	$11,000,212	1.1%	$126	$28,553	0.4%

Reserve for losses on unfunded commitments: Unfunded commitments tend to vary depending on the Company's loan mix and the proportionate share of commercial loans. The reserve for unfunded commitments was $6,750,000 as of June 30, 2018, which is a decrease from $7,750,000 at September 30, 2017. Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $135,416,000, or 1.06% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E for further discussion and analysis of the allowance for loan losses as of and for the period ended June 30, 2018.

Real estate owned: Real estate owned ("REO") decreased during the nine months ended June 30, 2018 by $9,383,000 to $11,275,000, primarily due to sales of REO properties during the period.

Intangible assets: Intangible assets increased to $311,796,000 as of June 30, 2018 from $298,682,000 as of September 30, 2017. The increase was primarily due to an immaterial correction recorded during the three months ended December 31, 2017 related to acquisitions of insurance agency businesses in prior years that resulted in an increase in goodwill of $7,135,000 and finite-lived intangible assets of $5,106,000 and a corresponding decrease in other assets of $12,241,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Customer accounts: Customer accounts increased $452,465,000, or 4.2%, to $11,287,473,000 at June 30, 2018 compared with $10,835,008,000 at September 30, 2017.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	June 30, 2018			September 30, 2017
	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate
($ in thousands)
Non-interest checking	$1,460,096	12.9%	—%	$1,258,274	11.6%	—%
Interest checking	1,787,035	15.8	0.45	1,760,821	16.3	0.23
Savings (passbook/statement)	865,102	7.7	0.12	888,881	8.2	0.11
Money market	2,460,533	21.8	0.43	2,453,182	22.6	0.19
Time deposits	4,714,707	41.8	1.39	4,473,850	41.3	1.09
Total	$11,287,473	100%	0.75%	$10,835,008	100%	0.54%

FHLB advances and other borrowings: Total borrowings increased to $2,370,000,000 as of June 30, 2018 from $2,225,000,000 as of September 30, 2017. The weighted average rate for FHLB borrowings was 2.64% as of June 30, 2018 and 2.80% at September 30, 2017. The decrease in the rate was primarily due to the maturity of certain long-term FHLB advances.

Stockholders' equity: The Company’s total stockholders' equity at June 30, 2018 was $1,986,263,000, or 12.60% of total assets. This was a decrease of $19,425,000 from the September 30, 2017 total of $2,005,688,000, or 13.15% of total assets. The Company’s equity was impacted in the nine months ended June 30, 2018 by net income of $152,335,000, the payment of $41,091,000 in cash dividends, treasury stock purchases of $136,941,000, as well as other comprehensive income of $3,122,000.

RESULTS OF OPERATIONS
Net Income: The Company recorded net income of $51,394,000 for the three months ended June 30, 2018 compared to $44,112,000 for the prior year quarter. The Company recorded net income of $152,335,000 for the nine months ended June 30, 2018 compared to $127,428,000 for the same period one year ago.

Net Interest Income: For the three months ended June 30, 2018, net interest income was $119,852,000, which is $11,237,000 higher than the same quarter of the prior year. Net interest margin was 3.29% for the quarter ended June 30, 2018 compared to 3.13% for the quarter ended June 30, 2017. The increase in net interest income was primarily due to average earning assets increasing by $709,811,000 and the yield on earning assets increasing to 4.26% from 3.98%, partially offset by a higher average rate paid on interest-bearing liabilities, which was 1.04% for the three months ended June 30, 2018 compared to 0.91% for the same quarter one year ago. The higher yield on earning assets is the result of the rise in short-term interest rates, which resulted in a higher rate being earned on cash and adjustable rate loans and investment securities, as well as the shift in mix from investment securities into a higher proportion of loans receivable that carry higher yields on average. The higher rate in interest bearing liabilities was primarily due to the increase in rates on interest-bearing deposit accounts partially offset by the maturity of certain long-term FHLB advances with higher rates. For the nine months ended June 30, 2018, net interest income was $352,888,000, which is $33,394,000 higher than the same period for the prior year. Net interest margin was 3.27% for the nine months ended June 30, 2018 compared to 3.10% for the same period for the prior year. The improvements in net interest income and net interest margin for the nine months ended June 30, 2018 were also due to growth in earning assets, the rise in short-term interest rates and changes in mix.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Rate / Volume Analysis:

	Comparison of Three Months Ended 06/30/18 and 06/30/17			Comparison of Nine Months Ended 06/30/18 and 06/30/17
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)
Interest income:
Loans receivable	$8,423	$5,661	$14,084	$29,641	$4,614	$34,255
Mortgaged-backed securities	(10)	2,040	2,030	(199)	7,780	7,581
Investments (1)	(189)	1,431	1,242	(1,816)	3,233	1,417
All interest-earning assets	8,224	9,132	17,356	27,626	15,627	43,253
Interest expense:
Customer accounts	633	5,490	6,123	1,400	10,366	11,766
FHLB advances and other borrowings	1,747	(1,751)	(4)	3,511	(5,418)	(1,907)
All interest-bearing liabilities	2,380	3,739	6,119	4,911	4,948	9,859
Change in net interest income	$5,844	$5,393	$11,237	$22,715	$10,679	$33,394
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB & FRB stock
Provision (Release) for Loan Losses: The Company recorded a provision for loan losses of $1,000,000 for the three months ended June 30, 2018, compared with no provision for loan losses for the three months ended June 30, 2017. A provision for loan losses of $50,000 and a release of allowance for loan losses of $1,600,000 was recorded during the nine months ended June 30, 2018 and June 30, 2017, respectively. Reserving for new loan originations as the loan portfolio grows has been largely offset by recoveries of previously charged-off loans. Recoveries, net of charge-offs, totaled $90,000 for the three months ended June 30, 2018, compared to net recoveries of $1,252,000 during the three months ended June 30, 2017. Recoveries, net of charge-offs, totaled $4,543,000 for the nine months ended June 30, 2018, compared to net recoveries of $11,764,000 during the nine months ended June 30, 2017.

Other Income: The three months ended June 30, 2018 results include total other income of $12,451,000 compared to $13,922,000 for the same period one year ago. The decrease is primarily due to gains recognized on bank-owned life insurance during the three months ended June 30, 2017. Results for the nine months ended June 30, 2018 include total other income of $31,833,000 compared to $35,954,000 for the same period one year ago. The decrease during the nine months ended June 30, 2018 is primarily due to a $8,550,000 charge recorded during the quarter ended December 31, 2017 for asset and liability valuation adjustments associated with FDIC loss share agreements. The Bank initiated discussions with the FDIC in December 2017 regarding early termination of its remaining FDIC loss share agreements, which relate to the Horizon Bank and Home Valley Bank acquisitions. In May 2018, the Bank finalized the early termination agreement and paid $39,906,000 to settle the FDIC clawback liability. This amount is consistent with the liability on the balance sheet as of March 31, 2018 so no additional gain or loss was recorded in the three months ended June 30, 2018. Under the termination agreement, all rights and obligations of the Bank and the FDIC have been resolved and completed. As such, future recoveries, gains, losses and expenses related to the previously covered assets will now be recognized entirely by the Bank and the FDIC will no longer share in such gains or losses. The impact of these FDIC loss share valuation adjustments was partially offset by a $3,697,000 increase in deposit fee income, which was driven mostly by the 2017 launch of the Company's new "Green Checking" product.

Other Expense: The three months ended June 30, 2018 results include total other expense of $66,977,000 compared to $57,062,000 for the same period one year ago, a $9,915,000 or 17.4% increase. The Company recognized $4.9 million of expense during the three months ended June 30, 2018 related to enhancements of its Bank Secrecy Act ("BSA") program and projects that it will incur an additional $10,000,000 of non-recurring BSA related costs spread over the next four quarters. Once the program is steadied, BSA costs are expected to be approximately $2,000,000 per quarter. Compensation and benefits costs increased $2,276,000 primarily due to headcount increases and cost of living adjustments since last year. The number of staff, including part-time employees on a full-time equivalent basis, was 1,869 and 1,815 at June 30, 2018 and 2017, respectively. Information technology costs increased by $3,501,000 and other expenses increased by $2,654,000 for the three months ended June 30, 2018 as both were elevated primarily due to the aforementioned Bank Secrecy Act program enhancements and other technology platform initiatives. The nine months ended June 30, 2018 results include total other expense of $194,705,000 compared to $168,870,000 for the same period one year ago, a $25,835,000 or 15.3% increase. Compensation and benefits costs increased $7,693,000 primarily due to

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

headcount increases and cost of living adjustments since last year. Information technology costs increased by $7,074,000 and other expenses increased by $8,747,000 for the nine months ended June 30, 2018 due to ongoing initiatives to enhance the Company's overall technology platform and its Bank Secrecy Act program. Additionally, charitable contributions increased by $1,000,000 from the prior year as the Company fulfilled the first year of its previously announced commitment to fund its foundation by $1,000,000 annually for the next five years. Product delivery costs increased by $1,881,000 primarily due to enhanced features provided with the "Green Checking" product. Total other expense for the nine months ended June 30, 2018 and June 30, 2017 equaled 1.67% and 1.51%, respectively, of average assets.

Gain (Loss) on Real Estate Owned: Results for the three months ended June 30, 2018 include a net gain on real estate owned of $168,000, compared to a loss of $124,000 for the same period one year ago. Results for the nine months ended June 30, 2018 include a net loss on real estate owned of $64,000, compared to a gain of $1,069,000 for the same period one year ago.

Income Tax Expense: Income tax expense totaled $13,100,000 for the three months ended June 30, 2018, as compared to $21,239,000 for the same period one year ago. Income tax expense totaled $37,567,000 for the nine months ended June 30, 2018, as compared to $61,819,000 for the same period one year ago. The effective tax rate for the nine months ended June 30, 2018 was 19.78% compared to 32.67% for the nine months ended June 30, 2017 and 32.27% for the full fiscal year ended September 30, 2017. Due to the reduction in the statutory federal corporate tax rate from 35% to 21% effective from January 1, 2018 forward, the Company has a blended federal statutory tax rate of 24.53% for its fiscal year 2018. The Company's effective tax rate for the nine months ended June 30, 2018 differs from the new 2018 statutory rate due to the impact of state tax, bank-owned life insurance, low-income housing investments and tax-exempt loans, as well as discrete tax items. The income tax expense for the nine months ended June 30, 2018 includes a discrete tax benefit of $5,387,000 from the revaluation of the Company's deferred tax assets and liabilities on account of the rate change, as well as tax benefits of $2,472,000 related to stock-based compensation and other adjustments. The Company estimates that its annual effective tax rate for fiscal 2018 (blended rate year) will be approximately 21%, taking into account discrete tax benefits.

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

Item 1A. Risk Factors

In addition to the other information set forth below and in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the 2017 Form 10-K for the year ended September 30, 2017. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report.

The Office of the Comptroller of the Currency has issued a Consent Order with respect to the Company's Bank Secrecy Act compliance. Failure to comply with the Consent Order could result in additional regulatory enforcement action.

The Bank Secrecy Act ("BSA"), the USA PATRIOT Act of 2001 (the “Patriot Act”), and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. On February 28, 2018, pursuant to a Stipulation and Consent to the Issuance of a Consent Order (the “Stipulation”), the Office of the Comptroller of the Currency issued a Consent Order relating to the Bank, the terms of which are intended to further enhance its BSA program.  Copies of the Stipulation and the Consent Order were filed with the SEC on March 1, 2018 as exhibits to the Company’s Current Report on Form 8-K. The Bank expects to continue to incur significant expenses as it strengthens its BSA program and implements additional policies and procedures associated with complying with the Consent Order. The Bank does not expect to pursue acquisitions or branch expansion until its BSA program has improved. Issuance of the Consent Order does not preclude further government action with respect to the Bank’s BSA program, including the imposition of fines, sanctions, additional expenses and compliance costs, and/or restrictions on the activities of the Bank. In addition, failure to comply with the Consent Order could subject us to additional expense and further regulatory enforcement action, including the imposition of material restrictions on the activities of the Bank or the assessment of fines or penalties, which could prevent the Bank from executing its business strategy and negatively impact its business and the price of the Company's common stock. Any further deficiency in the Bank's BSA/AML policies, procedures and systems could cause us to incur additional significant compliance costs and could subject it to fines and further regulatory actions. Moreover, failure to maintain and implement an effective BSA program could also have serious reputational consequences for the Company. Any of these results could have a material adverse effect on the Company's business, financial condition and results of operations.

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
Cybersecurity and the continued development and enhancement of the Company's controls, processes and practices designed to protect customer information, its systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Company. As cybersecurity threats continue to evolve, the Company may be required to expend additional resources to continue to enhance, modify and refine its protective measures against these evolving threats.
To date, the Company has not experienced any material losses related to cyber-attacks or other information security breaches, but there can be no assurance that it will not suffer such attacks and losses in the future. The Company’s risk and exposure to these

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (2)
April 1, 2018 to April 30, 2018	275,589	$32.44	275,589	3,804,560
May 1, 2018 to May 31, 2018	549,100	32.17	549,100	3,255,460
June 1, 2018 to June 30, 2018	399,695	33.42	399,695	2,855,765
Total	1,224,384	$32.64	1,224,384	2,855,765
 ___________________

(1)
The Company's stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 56,956,264 shares were authorized for repurchase.

(2)
Shares remaining available reflects the impact of TARP warrants that have been repurchased for cash as management also counts these against the maximum number of shares that may be repurchased under the Plan.

Item 3.        Defaults Upon Senior Securities
Not applicable

Item 4.        Mine Safety Disclosures
Not applicable

Item 5.        Other Information
Not applicable

Item 6.        Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer
	31.2	Section 302 Certification by the Chief Financial Officer
	32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer
	101	Financial Statements from the Company’s Form 10-Q for the three months ended June 30, 2018 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 26, 2018	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL President & Chief Executive Officer

July 26, 2018	/S/ VINCENT L. BEATTY
VINCENT L. BEATTY Executive Vice President and Chief Financial Officer

July 26, 2018	/S/ CORY D. STEWART
CORY D. STEWART Senior Vice President and Principal Accounting Officer