Form 10-K
period 2018-09-30
WASHINGTON FEDERAL INC
filed 2018-11-20
CIK 936528

United States
Securities and Exchange Commission
Washington, D.C. 20549
____________________________________________________________
 FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018.
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

The aggregate market value of the registrant's common stock ("Common Stock") held on March 29, 2018, the last business day of the registrant's second fiscal quarter by non-affiliates was $2,899,004,354 based on the NASDAQ Stock Market closing price of $34.60 per share on that date. This is based on 83,786,253 shares of Common Stock that were issued and outstanding on this date, which excludes 962,950 shares held by all affiliates.

At November 15, 2018, there were 81,582,736 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:
(1) Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2018, are incorporated into Part II, Items 5-8 and Part III, Item 12 of this Form 10-K.
(2) Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on January 16, 2019 are incorporated into Part III, Items 10-14 of this Form 10-K.

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

General
Washington Federal has its origins on April 24, 1917 in Ballard, Washington and just completed its 101st year in business. Washington Federal is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. Washington Federal, Inc., was formed in November 1994, and is a Washington corporation headquartered in Seattle, Washington that conducts its operations through a federally-insured national bank subsidiary, Washington Federal, National Association (the “Bank”). As used throughout this document, the terms “Washington Federal” or the “Company” refer to Washington Federal, Inc. and its consolidated subsidiaries and the term "Bank" refers to the operating subsidiary Washington Federal, National Association. The Bank is principally engaged in the business of attracting deposits from businesses and the general public and investing these funds, together with borrowings and other funds, in commercial and consumer loans.
The Company's fiscal year end is September 30th. All references to 2018, 2017 and 2016 represent balances as of September 30, 2018, September 30, 2017 and September 30, 2016, respectively, or activity for the fiscal years then ended.
The business of the Bank consists primarily of accepting deposits from the general public and investing these funds in loans of various types, including first lien mortgages on single-family dwellings, construction loans, land acquisition and development loans, loans on multi-family, commercial real estate and other income producing properties, home equity loans and business loans. It also invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations. As of September 30, 2018, Washington Federal has 235 branches located in Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. Through the Bank's subsidiaries, the Company is also engaged in insurance brokerage activities.

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

	Average Statements of Financial Condition
	Year Ended September 30,
	2018			2017			2016
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)
Assets
Loans receivable (1)	$11,202,129	$515,807	4.60%	$10,402,346	$470,523	4.52%	$9,511,351	$454,085	4.77%
Mortgage-backed securities	2,543,796	70,407	2.77	2,561,400	60,612	2.37	2,737,947	62,949	2.30
Cash and other investment securities (2)	584,145	15,456	2.65	719,175	14,187	1.97	1,167,596	16,282	1.39
FHLB & FRB stock	129,382	5,413	4.18	120,725	3,596	2.98	113,664	3,477	3.06
Total interest-earning assets	14,459,452	607,083	4.20%	13,803,646	548,918	3.98%	13,530,558	536,793	3.97%
Other assets	1,155,819			1,161,408			1,181,975
Total assets	$15,615,271			$14,965,054			$14,712,533
Liabilities and Stockholders’ Equity
Customer accounts	$11,068,461	72,492	0.65%	$10,615,511	52,023	0.49%	$10,589,817	52,485	0.50%
FHLB advances	2,384,795	62,452	2.62	2,167,986	64,969	3.00	1,992,434	64,059	3.22
Total interest-bearing liabilities	13,453,256	134,944	1.00%	12,783,497	116,992	0.92%	12,582,251	116,544	0.93%
Other liabilities	155,950			173,495			161,446
Total liabilities	13,609,206			12,956,992			12,743,697
Stockholders’ equity	2,006,065			2,008,062			1,968,836
Total liabilities and stockholders’ equity	$15,615,271			$14,965,054			$14,712,533
Net interest income/Interest rate spread		$472,139	3.20%		$431,926	3.06%		$420,249	3.04%
Net interest margin (3)			3.27%			3.13%			3.11%

   ___________________

(1)
Interest income includes net amortization-accretion of deferred loan fees, costs, discounts and premiums of $15.2 million, $19.1 million and $29.9 million for year ended 2018, 2017 and 2016, respectively.

(2)	Includes cash equivalents and non-mortgage backed security investments, such as U.S. agency obligations, mutual funds, corporate bonds, and municipal bonds.

(3)	Net interest income divided by average interest-earning assets.

Lending Activities

General. The Company's net portfolio of loans totaled $11.5 billion at September 30, 2018 and represents 72.3% of total assets. The Bank's lending activities include the origination of loans secured by real estate, including long-term fixed-rate and adjustable-rate mortgage loans, adjustable-rate construction loans, adjustable-rate land development loans, fixed-rate and adjustable-rate multi-family loans, fixed-rate and adjustable-rate commercial real estate loans and fixed-rate and adjustable-rate business loans.

The following table sets forth the composition of the Bank’s loan portfolio.

	September 30, 2018		September 30, 2017		September 30, 2016		September 30, 2015		September 30, 2014
	(In thousands)
Gross loans by category
Single-family residential	$5,798,966	45.1%	$5,711,004	46.8%	$5,658,830	51.7%	$5,700,780	58.0%	$5,618,730	63.3%
Construction	1,890,668	14.7	1,597,996	13.1	1,110,411	10.1	200,509	2.0	140,241	1.6
Construction - custom	624,479	4.9	602,631	4.9	473,069	4.3	396,307	4.0	385,824	4.3
Land - acquisition & development	155,204	1.2	124,308	1.0	118,497	1.1	98,282	1.0	87,313	1.0
Land - consumer lot loans	102,036	0.8	104,405	0.9	104,567	1.0	106,815	1.1	111,698	1.3
Multi-family	1,385,125	10.8	1,303,148	10.7	1,124,290	10.3	1,129,437	11.5	929,109	10.5
Commercial real estate	1,452,168	11.3	1,434,610	11.8	1,093,639	10.0	1,186,551	12.1	874,167	9.8
Commercial & industrial	1,140,874	8.9	1,093,360	9.0	978,589	8.9	657,581	6.7	448,475	5.0
HELOC	130,852	1.0	144,850	1.2	149,716	1.4	149,526	1.5	148,590	1.7
Consumer	173,306	1.3	85,075	0.7	139,000	1.3	197,482	2.0	138,773	1.6
Total gross loans	12,853,678	100%	12,201,387	100%	10,950,608	100%	9,823,270	100%	8,882,920	100%
Less:
Allowance for probable losses	129,257		123,073		113,494		106,829		114,591
Loans in process	1,195,506		1,149,934		879,484		476,796		346,172
Net deferred fees, costs and discounts	51,834		45,758		46,710		69,011		97,359
Total loan contra accounts	1,376,597		1,318,765		1,039,688		652,636		558,122
Net loans	$11,477,081		$10,882,622		$9,910,920		$9,170,634		$8,324,798

The following table summarizes the Company’s loan portfolio, due for the periods indicated based on contractual terms to maturity or repricing. Amounts are presented prior to deduction of net discounts and premiums, loans in process, deferred net loan origination fees and costs and allowance for loan losses.

September 30, 2018	Total	Less than 1 Year	1 to 5 Years	After 5 Years
	(In thousands)
Single-family residential	$5,798,966	$117,416	$292,873	$5,388,677
Construction	1,890,668	1,513,196	114,201	263,271
Construction – custom	624,479	—	1,142	623,337
Land – acquisition and development	155,204	84,494	66,898	3,812
Land – consumer lot loans	102,036	12,460	18,739	70,837
Multi-family	1,385,125	215,423	633,236	536,466
Commercial real estate	1,452,168	601,359	401,886	448,923
Commercial & industrial	1,140,874	402,159	475,566	263,149
HELOC	130,852	121,061	4,870	4,921
Consumer	173,306	26,011	19,200	128,095
	$12,853,678	$3,093,579	$2,028,611	$7,731,488
The contractual loan payment period for residential mortgage loans originated by the Company normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans have a weighted average life of four to ten years.

The following summary breaks down the Company's fixed rate and adjustable rate loans by time to maturity or to rate adjustment.

September 30, 2018
Fixed-Rate		Adjustable-Rate
Term To Maturity	Gross Loans	Term To Rate Adjustment	Gross Loans
	(In thousands)		(In thousands)
Within 1 year	$90,107	Less than 1 year	$3,003,472
1 to 3 years	205,442	1 to 3 years	873,078
3 to 5 years	280,760	3 to 5 years	669,331
5 to 10 years	1,069,783	5 to 10 years	395,157
10 to 20 years	1,137,196	10 to 20 years	45,603
Over 20 years	5,061,088	Over 20 years	22,661
	$7,844,376		$5,009,302

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
When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, the Bank considers the additional risk inherent in these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total balance for loans with loan-to-value ratios exceeding 80% at origination as of September 30, 2018, was $439 million, with allocated reserves of $7.7 million.
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
Loans secured by multi-family residential real estate generally involve a different degree of credit risk than single-family residential loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. The Bank seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt service ratio.
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

The table below shows the Company's total loan origination, purchase and repayment activities.

Twelve Months Ended September 30,	2018	2017	2016	2015	2014
	(In thousands)
Loans originated (1):
Single-family residential	$621,431	$757,116	$692,575	$705,741	$696,999
Construction	1,068,443	1,081,464	900,649	263,532	170,539
Construction – custom	523,951	530,435	421,816	365,220	359,073
Land – acquisition & development	85,208	79,876	59,511	78,818	53,960
Land – consumer lot loans	33,820	39,151	29,661	21,422	12,441
Multi-family	272,046	299,359	361,261	349,442	239,352
Commercial real estate	274,242	443,687	353,265	600,610	258,367
Commercial & industrial	869,337	931,840	1,051,950	642,309	332,871
HELOC	82,508	72,913	74,538	74,455	47,054
Consumer	3,008	3,137	3,308	1,966	1,359
Total loans originated	3,833,994	4,238,978	3,948,534	3,103,515	2,172,015
Loans purchased (2)	143,605	72,856	105,420	279,936	211,228
Loan principal repayments	(3,335,896)	(3,099,851)	(2,935,167)	(2,418,547)	(1,857,597)
Net change in loans in process, discounts, etc. (3)	(47,244)	(240,281)	(378,501)	(119,068)	(24,825)
Net loan activity increase (decrease)	$594,459	$971,702	$740,286	$845,836	$500,821

Beginning balance	$10,882,622	$9,910,920	$9,170,634	$8,324,798	$7,823,977
Ending balance	$11,477,081	$10,882,622	$9,910,920	$9,170,634	$8,324,798
 ___________________

(1)	Includes undisbursed loan in process and for years prior to 2016 does not include savings account loans, which were not material during the periods indicated.

(2)	Includes non-covered loans acquired through acquisitions and whole loan purchases.

(3)	Includes non-cash transactions.

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
The Bank will consider modifying the interest rate and terms of a loan if it determines that a modification is deemed to be the best option available for collection in full or to minimize the loss to the Bank. Most loans restructured in troubled debt restructurings ("TDRs") are accruing and performing loans where the borrower has proactively approached the Bank about a modification due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The modification of these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. Principal forgiveness generally is not an available option for restructured loans. As of September 30, 2018, single-family residential loans comprised 89.1% of restructured loans. The Bank reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic market conditions.
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

The following table sets forth information regarding the Company's restructured and non-accrual loans and REO.

September 30,	2018	2017	2016	2015	2014
	(In thousands)
Performing restructured loans	$150,667	$202,272	$251,583	$289,587	$350,653
Non-performing restructured loans	6,191	5,105	9,948	13,126	24,090
Total restructured loans	156,858	207,377	261,531	302,713	374,743
Non-accrual loans:
Single-family residential	27,643	27,930	33,148	59,074	74,067
Construction	2,427	—	—	754	1,477
Construction – custom	—	91	—	732	—
Land – acquisition & development	920	296	58	—	811
Land – consumer lot loans	787	605	510	1,273	2,637
Multi-family	—	139	776	2,558	1,742
Commercial real estate	8,971	11,815	7,100	2,176	5,106
Commercial & industrial	14,394	8,082	583	—	7
HELOC	523	531	239	563	795
Consumer	21	91	—	680	789
Total non-accrual loans (1)	55,686	49,580	42,414	67,810	87,431
Real estate owned	11,298	20,658	29,027	61,098	59,880
Other property owned	3,109	—	—	—	—
Total non-performing assets	70,093	70,238	71,441	128,908	147,311
Total non-performing assets and performing restructured loans	$220,760	$272,510	$323,024	$418,495	$497,964
Total non-performing assets and restructured loans as a percent of total assets	1.39%	1.79%	2.17%	2.87%	3.37%
Total non-performing assets to total assets	0.44%	0.46%	0.48%	0.88%	1.00%
 ___________________

(1)
For the year ended September 30, 2018, the Company recognized $5,191,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $2,364,000 for the same period had these loans performed according to their original contract terms. The recognized interest income may include more than twelve months of interest for some of the non-accrual loans that were brought current or paid off. In addition to the non-accrual loans reflected in the above table, the Company had $42,258,000 of loans that were less than 90 days delinquent at September 30, 2018 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total non-performing assets and performing restructured loans as a percent of total assets would have increased to 1.66% at September 30, 2018. For a discussion of the Company's policy for placing loans on nonaccrual status, see Note A to the Consolidated Financial Statements included in Item 8 hereof.

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
The following table provides detail regarding the Company's allowance for loan losses.

Twelve Months Ended September 30,	2018	2017	2016	2015	2014
	(In thousands)
Beginning balance	$123,073	$113,494	$106,829	$114,591	$116,741
Charge-offs:
Single-family residential	1,142	1,229	3,106	5,524	8,529
Construction	—	—	—	388	949
Construction – custom	50	16	60	—	—
Land – Acquisition & development	13	280	42	38	541
Land – consumer lot loans	67	17	732	459	658
Multi-family	—	—	—	—	—
Commercial real estate	36	11	103	1,711	105
Commercial & industrial loans	3,574	173	941	3,354	826
HELOC	668	90	54	66	48
Consumer	382	884	962	3,060	3,443
	5,932	2,700	6,000	14,600	15,099
Recoveries:
Single-family residential	757	653	3,251	13,403	17,684
Construction	—	—	745	120	97
Construction – custom	—	—	60	—	—
Land – Acquisition & development	14,223	11,038	8,220	207	3,071
Land – consumer lot loans	35	481	5	221	22
Multi-family	—	—	—	220	—
Commercial real estate	189	1,684	1,812	735	33
Commercial & industrial loans	714	1,833	2,933	1,374	5,043
HELOC	71	21	21	2	—
Consumer	993	1,297	2,018	3,688	3,513
	16,982	17,007	19,065	19,970	29,463
Net charge-offs (recoveries)	(11,050)	(14,307)	(13,065)	(5,370)	(14,364)
Provision (release) for loan losses and transfers	(4,866)	(4,728)	(6,400)	(13,132)	(16,514)
Ending balance (1)	$129,257	$123,073	$113,494	$106,829	$114,591
Ratio of net charge-offs (recoveries) to average loans outstanding	(0.10)%	(0.14)%	(0.14)%	(0.06)%	(0.18)%
 __________________
(1) This does not include a reserve for unfunded commitments of $7,250,000, $7,750,000, $3,235,000, $3,085,000 and $2,910,000 as of September 30, 2018, 2017, 2016, 2015 and 2014 respectively.

The following table sets forth the amount of the Company’s allowance for loan losses by loan category.

September 30,	2018			2017			2016			2015			2014
	ALLL Amount	Loans to Total Loans (1)	Coverage Ratio (2)	ALLL Amount	Loans to Total Loans (1)	Coverage Ratio (2)	ALLL Amount	Loans to Total Loans (1)	Coverage Ratio (2)	ALLL Amount	Loans to Total Loans (1)	Coverage Ratio (2)	ALLL Amount	Loans to Total Loans (1)	Coverage Ratio (2)
	(In thousands)
Allowance allocation:
Single-family residential	$33,033	49.7%	0.6%	$36,892	51.8%	0.6%	$37,796	51.5%	0.7%	$47,347	57.8%	0.8%	$62,067	62.6%	0.8%
Construction	31,317	9.1	3.0	24,556	7.2	3.1	19,838	10.1	4.0	6,680	2.0	5.1	6,742	1.6	5.1
Construction – custom	1,842	2.5	0.6	1,944	2.5	0.7	1,080	4.3	0.5	990	4.0	0.5	1,695	4.3	50.0
Land – acquisition & development	7,978	1.1	6.5	6,829	1.0	6.5	6,023	1.1	6.6	5,781	1.0	7.7	5,592	0.9	7.7
Land – consumer lot loans	2,164	0.8	2.2	2,649	0.9	2.7	2,535	1.0	2.7	2,946	1.1	2.8	3,077	1.3	2.8
Multi-family	8,329	11.9	0.6	7,862	11.8	0.6	6,925	10.3	0.6	5,304	11.6	0.5	4,248	10.4	0.5
Commercial real estate	11,852	12.5	0.8	11,818	12.8	0.8	8,588	10.0	0.9	8,960	11.7	1.0	7,548	8.5	1.0
Commercial & industrial	28,702	9.8	2.5	28,524	9.9	2.6	28,008	8.9	2.9	24,980	6.7	3.9	17,223	4.9	3.9
HELOC	781	1.1	0.6	855	1.3	0.6	813	1.3	0.6	902	1.4	0.7	928	1.5	0.7
Consumer	3,259	1.5	1.9	1,144	0.8	1.4	1,888	1.3	1.4	2,939	2.0	1.5	3,227	1.6	1.5
Covered loans	—	—		—	—		—	0.2		—	0.7		2,244	2.4
Total allowance for loan losses (3)	$129,257	100%		$123,073	100%		$113,494	100%		$106,829	100%		$114,591	100%
 ___________________

(1)	Represents the gross loan amount (less LIP and discounted loans) for each respective loan category as a % of total gross loans (less LIP and discounted loans).

(2)
Represents the allocated allowance for each respective loan category as a % of gross loans for that same category, excluding acquired loans outstanding that are not subject to the allowance for loan loss.

(3)	This does not include a reserve for unfunded commitments of $7,250,000, $7,750,000, $3,235,000, $3,085,000 and $2,910,000 as of September 30, 2018, 2017, 2016, 2015 and 2014, respectively.

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
The following table sets forth the composition of the Company’s investment portfolio.

September 30,	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. government and agency securities	$208,971	$207,293	$212,032	$211,077	$263,946	$259,351
Equity securities	500	488	500	522	100,422	101,824
Corporate debt securities	183,727	184,695	183,582	185,298	461,530	461,138
Municipal bonds	21,721	22,978	24,054	26,624	24,013	27,670
Agency pass-through certificates	2,518,512	2,429,783	2,474,925	2,470,210	2,396,554	2,434,597
Commercial MBS	18,460	18,490	8,350	8,391	80,318	79,870
	$2,951,891	$2,863,727	$2,903,443	$2,902,122	$3,326,783	$3,364,450
The table below shows the investment portfolio categorized by maturity band.

September 30, 2018	Amortized Cost	Weighted Average Yield
	(In thousands)
Due in less than 1 year	$3,460	4.36%
Due after 1 year through 5 years	156,046	3.33
Due after 5 years through 10 years	130,838	2.91
Due after 10 years	2,661,547	3.23
	$2,951,891	3.22%

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

Certificates of deposit with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year but less than four years, the penalty is 180 days of interest. When the maturity is greater than four years, the penalty is 365 days interest. Early withdrawal penalty fee income for the years ended 2018, 2017 and 2016 amounted to $756,000, $524,000 and $450,000, respectively.

The Bank’s deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. The Bank does not advertise for deposits outside of these states.

The following table sets forth certain information relating to the Company’s deposits.

September 30,	2018		2017		2016
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)
Balance by interest rate:
Checking accounts	$3,179,746	0.28%	$3,019,095	0.13%	$2,721,721	0.06%
Savings accounts	836,501	0.11	888,881	0.11	820,980	0.10
Money market accounts	2,566,096	0.65	2,453,182	0.19	2,462,891	0.15
	6,582,343		6,361,158		6,005,592
Fixed-rate time deposit accounts:
Under 1.00%	629,589		2,204,756		3,268,272
1.00% to 1.99%	3,761,543		2,099,841		1,292,612
2.00% to 2.99%	413,671		169,253		34,376
	4,804,803		4,473,850		4,595,260
	$11,387,146		$10,835,008		$10,600,852
The following table sets forth, by various interest rate categories, the amount of fixed-rate time deposits that mature during the periods indicated.

	Maturing in
September 30, 2018	1 to 3 Months	4 to 6 Months	7 to 12 Months	13 to 24 Months	25 to 36 Months	37 to 60 Months	Total
	(In thousands)
Fixed-rate time deposits:
Under 1.00%	$622,633	$2,140	$4,490	$—	$326	$—	$629,589
1.00 to 1.99%	421,164	618,182	1,097,510	1,181,028	295,400	148,259	3,761,543
2.00% to 2.99%	721	3,649	30,489	154,214	512	224,086	413,671
Total	$1,044,518	$623,971	$1,132,489	$1,335,242	$296,238	$372,345	$4,804,803

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
At September 30, 2018, the Bank had $753,748,000 of certificates of deposit in amounts of $250,000 or more outstanding, maturing as follows: $217,132,000 within 3 months; $77,780,000 over 3 months through 6 months; $171,775,000 over 6 months through 12 months; and $287,061,000 thereafter.

Borrowings. The Bank has a credit line with the Federal Home Loan Bank of Des Moines ("FHLB") equal to 45% of total assets. The Bank obtains advances from the FHLB upon the security of the FHLB capital stock it owns and certain of its loans, provided certain standards related to credit worthiness have been met. See “Regulation-Washington Federal-Federal Home Loan Bank System” below. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Company's credit worthiness. FHLB advances have, from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand the Bank's lending program. The Bank had $2,330,000,000 of FHLB advances outstanding at September 30, 2018.
The Bank may need to borrow funds for short periods of time to meet day-to-day financing needs. In these instances, funds are borrowed from other financial institutions or the Federal Reserve, for periods generally ranging from one to seven days at the then current borrowing rate. At September 30, 2018, the Bank had no such short-term borrowings.

The following table presents additional information regarding the Company's borrowings.

Twelve Months Ended September 30,	2018	2017	2016
	(In thousands)
FHLB advances:
Average balance outstanding	$2,384,795	$2,167,986	$1,992,434
Maximum amount outstanding at any month-end during the period	2,620,000	2,350,000	2,080,000
Weighted-average interest rate, net of cash flow hedges, during the period (1)	2.62%	3.00%	3.22%

Securities sold to customers under agreements to repurchase:
Average balance outstanding	$60,933	$59,361	$49,885
Maximum amount outstanding at any month-end during the period	84,919	74,104	56,310
Weighted-average interest rate during the period (1)	0.31%	0.20%	0.22%

Total average borrowings:	$2,445,728	$2,227,347	$2,042,319
Weighted-average interest rate, net of cash flow hedges, on total average borrowings (1)	2.56%	2.92%	3.14%
 ___________________

(1)	Interest expense divided by average daily balances.

Other Ratios
The following table sets forth certain ratios related to the Company.

	Twelve Months Ended September 30,
	2018	2017	2016
Return on assets (1)	1.31%	1.16%	1.12%
Return on equity (2)	10.16	8.64	8.33
Average equity to average assets	12.59	13.15	13.27
Dividend payout ratio (3)	27.47	42.94	30.43
___________________

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends paid per share divided by net income per share.

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

	Twelve Months Ended September 30,
	2018 vs. 2017 Increase (Decrease) Due to			2017 vs. 2016 Increase (Decrease) Due to			2016 vs. 2015 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)			(In thousands)
Interest income:
Loan portfolio	$36,820	$8,464	$45,284	$40,942	$(24,504)	$16,438	$44,395	$(27,312)	$17,083
Mortgage-backed securities	(418)	10,213	9,795	(4,192)	1,855	(2,337)	(7,824)	(619)	(8,443)
Investments (1)	(2,970)	6,056	3,086	(8,050)	6,074	(1,976)	(7,283)	4,883	(2,400)
All interest-earning assets	33,432	24,733	58,165	28,700	(16,575)	12,125	29,288	(23,048)	6,240
Interest expense:
Customer accounts	2,371	18,098	20,469	180	(642)	(462)	(370)	1,801	1,431
FHLB advances and other borrowings	6,160	(8,677)	(2,517)	3,518	(2,608)	910	3,900	(5,859)	(1,959)
All interest-bearing liabilities	8,531	9,421	17,952	3,698	(3,250)	448	3,530	(4,058)	(528)
Change in net interest income	$24,901	$15,312	$40,213	$25,002	$(13,325)	$11,677	$25,758	$(18,990)	$6,768
___________________

(1)	Includes interest on cash equivalents and dividends on stock of the FHLB of Des Moines and FRB of San Francisco.

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

The net interest margin is measured using the net interest income divided by average earning assets for the period. The net interest margin increased to 3.27% for the year ended September 30, 2018 from 3.13% for the year ended September 30, 2017. The yield on earning assets increased 1 basis point to 4.20% and the cost of interest bearing liabilities decreased by 1 basis point to 1.00%. The higher yield on interest earning assets is primarily the result of changes in the asset mix.

Interest rate risk arises in part due to the Bank's significant holdings of fixed-rate single-family home loans, which are longer-term than customer accounts that constitute its primary liabilities. Accordingly, assets do not usually respond as quickly to changes in interest rates as liabilities. In the absence of management action, net interest income can be expected to decline when interest rates rise and to expand when interest rates fall. Shortening the maturity or repricing of the investment portfolio is one action that management can take. The composition of the investment portfolio was 24.5% variable rate and 75.5% fixed rate as of September 30, 2018 to provide some protection against rising rates. In addition, the Bank is producing more short term or variable rate loans and has increased less rate sensitive transaction deposit accounts to 57.8% of the deposit portfolio.

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

The following table shows the estimated repricing periods for earning assets and paying liabilities.

September 30, 2018	Repricing Period
	Within One Year	After 1 year - before 6 Years	Thereafter	Total
	(In thousands)
Earning assets (1)	$5,728,733	$5,131,215	$3,617,982	$14,477,930
Paying liabilities	(7,433,148)	(3,899,724)	(2,474,307)	(13,807,179)
Excess (liabilities) assets	$(1,704,415)	$1,231,491	$1,143,675

Excess as % of total assets	(10.7)%
(1) Asset repricing period includes estimated prepayments based on historical activity

At September 30, 2018, the Company had approximately $1,704,415,000 more in liabilities subject to maturity or repricing in the next year than assets, which resulted in a one-year repricing gap of (10.7)% of total assets. This compares to the (15.7)% gap as of September 30, 2017. A negative repricing gap implies that funding costs will change more rapidly than interest income on earning assets with movements in interest rates. A negative repricing gap typically results in lower margins when interest rates rise and higher margins when interest rates decline. The interest rate gap analysis provides management with a high-level indication of interest rate risk, but it is considered less reliable than more detailed modeling. Cash and cash equivalents of $268,650,000 and shareholders' equity of $1,996,908,000 provide management with additional flexibility in managing interest rate risk going forward. If management were to take steps to change the size and/or mix of the balance sheet or slow the repricing of deposit rates upward, rising rates might not cause a decrease in net interest income.
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

	Potential Impact on Net Interest Income
Basis Point Increase in Interest Rates	September 30, 2018		September 30, 2017
	(In thousands, except percentages)
100	$(2,885)	(0.64)%	$9,274	1.95%
200	(8,623)	(1.91)%	14,157	2.97%
300	(16,712)	(3.71)%	16,884	3.55%

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
The tables below express the NPV under varying interest scenarios.

September 30, 2018
Change in Interest Rates	Estimated NPV Amount	Estimated (Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)	(In thousands)	(In thousands)
300	$1,625,034	$(676,994)	11.53%
200	1,883,904	(418,124)	12.89%
100	2,114,828	(187,200)	13.96%
No change	2,302,028	—	14.71%

September 30, 2017
Change in Interest Rates	Estimated NPV Amount	Estimated (Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)	(In thousands)	(In thousands)
300	$1,781,509	$(765,057)	12.98%
200	2,083,962	(462,604)	14.60%
100	2,347,755	(198,811)	15.85%
No change	2,546,566	—	16.62%

As of September 30, 2018, the Company was in compliance with all of its interest rate risk policy guidelines.

Subsidiaries
The Company is a bank holding company that conducts its primary business through its only directly-owned subsidiary, the Bank. The Bank has a national bank charter with the OCC. The Bank has three active wholly owned subsidiaries, discussed further below.
WAFD Insurance Group, Inc. is incorporated under the laws of the state of Washington and is an insurance agency that offers a full line of individual and business insurance policies to customers of the Bank, as well as to the general public. As of September 30, 2018 and September 30, 2017, WAFD Insurance Group, Inc. had total assets of $17,605,000 and $14,987,000, respectively.

Statewide Mortgage Services Company is incorporated under the laws of the state of Washington and it holds and markets real estate owned. As of September 30, 2018 and September 30, 2017, Statewide Mortgage Services Company had total assets of $785,000 and $785,000, respectively.
Washington Services, Inc. is incorporated under the laws of the state of Washington. It acts as a trustee under deeds of trust as to which the Bank is beneficiary. As of September 30, 2018 and September 30, 2017, Washington Services, Inc. had total assets of $13,000 and $13,000, respectively.
Employees
As of September 30, 2018, the Company had approximately 1,877 employees, including the full-time equivalent of 20 part-time employees and its service corporation employees. None of these employees are represented by a collective bargaining agreement.
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

As a national bank, the Bank is required to be a member of the Federal Reserve. As a member, it is required to purchase and maintain stock in the Federal Reserve Bank of San Francisco (“FRBSF”) in an amount equal to 3.00% of the paid-up capital stock and surplus of the Bank and have available another 3.00% in reserves. At September 30, 2018, the Bank had $24.0 million in FRBSF stock, which was in compliance with this requirement.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Des Moines, which is one of 11 regional FHLBs that provide funding to their members for making home mortgage loans, as well as loans for affordable housing and community development. Each FHLB serves members within its assigned region and is funded primarily through proceeds derived from the sale of consolidated obligations of the FHLB system. Loans are made to members in accordance with the policies and procedures established by the Board of Directors of the FHLB. At September 30, 2018, FHLB advances to the Company amounted to $2,330,000,000. As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 2018, the Company had $103.2 million in FHLB of Des Moines stock, which was in compliance with this requirement.

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

On February 28, 2018, pursuant to a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Order”), the Office of the Comptroller of the Currency issued a Consent Order relating to the Bank, the terms of which are intended to further enhance its BSA program.

The Consent Order requires, among other things, that the Bank: (1) maintain a Compliance Committee of at least three directors; (2) employ a permanent, qualified, and experienced BSA Officer and be provided sufficient staffing and oversight resources; (3) review, update and implement an ongoing BSA risk assessment; (4) ensure adherence to a written program of policies and procedures to provide compliance with the BSA; (5) develop and implement a written program of policies and procedures to ensure timely and appropriate review of transaction activity, disposition of alerts, and timely filing of SARs; (6) develop and implement a written program of policies and procedures to provide for implementation of an automated suspicious activity monitoring system, including appropriate model governance; (7) engage an independent consultant to review account and transaction activity (“Look-Back”); (8) review and update risk-based processes to obtain and analyze appropriate customer due diligence information at the time of account opening and on an ongoing basis; (9) complete independent testing; (10) develop and implement a comprehensive, ongoing BSA and OFAC training program; and (11) submit certain reports to the OCC.

Copies of the Stipulation and the Consent Order were filed with the SEC on March 1, 2018 as exhibits to the Company’s Current Report on Form 8-K. See Item 1A. Risk Factors for additional details.

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
For information regarding compliance with each of these capital requirements by the Company and the Bank as of September 30, 2018, see Note O to the Consolidated Financial Statements included in Item 8 hereof.

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

An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits, generally. Any institution that is neither well capitalized nor adequately capitalized is considered undercapitalized. Federal law authorizes the OCC to reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. The OCC may not reclassify a significantly undercapitalized institution as critically undercapitalized. As of September 30, 2018, the Bank exceeded the requirements of a well capitalized institution.

Dodd-Frank Act Stress Tests ("DFAST"). On July 6, 2018, bank regulatory agencies (the Federal Reserve, Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency) issued a joint interagency statement regarding the impact of the Economic Growth, Regulatory Relief, and Consumer Protection Act ("EGRRCPA") on financial institutions. The EGRRCPA gave immediate relief from stress testing for applicable bank holding companies but not financial institutions until November 25, 2019. Pursuant to direction from the Bank's regulators, the Bank was provided similar relief and is no longer required to submit company-run annual stress tests. Notwithstanding these amendments to the stress testing requirements, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process.  Although the Corporation will continue to monitor its capital consistent with the safety and soundness expectations of the federal regulators, the Corporation will no longer conduct company-run stress testing as a result of the legislative and regulatory amendments. The Company continues to use customized stress testing to support the business and as part of its capital planning process.

Additional disclosures related to EGRRCPA used by other mid-size bank holding companies:

EGRRCPA also enacted several important changes in some technical compliance areas that we believe will help reduce our regulatory burden, including:

•
Prohibiting federal banking regulators from imposing higher capital standards on High Volatility Commercial Real Estate (“HVCRE”) exposures unless they are for acquisition, development or construction (“ADC”), and clarifying ADC status;

•
Requiring the federal banking agencies to amend the Liquidity Coverage Ratio Rule such that all qualifying investment-grade, liquid and readily-marketable municipal securities are treated as level 2B liquid assets, making them more attractive investment alternatives;

•	Exempting from appraisal requirements certain transactions involving real property in rural areas and valued at less than $400,000; and

•
Directing the Bureau of Consumer Financial Protection to provide guidance on the applicability of the TILA-RESPA Integrated Disclosure rule to mortgage assumption transactions and construction-to-permanent home loans, as well the extent to which lenders can rely on model disclosures that do not reflect recent regulatory changes.

Despite the improvements for mid-size financial institutions such as the Corporation that has resulted from EGRRCPA,  many  provisions of the Dodd-Frank Act and its implementing regulations remain in place and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, results of operation.  In addition, the Economic Growth Act requires the enactment of a number of implementing regulations, the details of which may have a material effect on the ultimate impact of the law.

Taxation

Federal Taxation. For federal and state income tax purposes, the Company reports its income and expenses on the accrual basis method of accounting and files its federal and state income tax returns on a September 30, fiscal year basis. The Company files consolidated federal and state income tax returns with its subsidiaries.

The Company's federal income tax returns are open and subject to potential examination by the IRS for fiscal year 2015 and later.

State Taxation. The states of Washington and Nevada do not have state income taxes. Washington state has a business and occupation tax based on a percentage of gross receipts; however, interest received on loans secured by first mortgages or deeds of trust on non-transient residential properties is not subject to this tax.

•	The state of Idaho has a corporate income tax with a statutory rate of 7.4% of apportionable income.

•	The state of Oregon has a corporate excise tax with a statutory rate of 6.6% on the first $1 million of apportionable income and then 7.6% on any excess over $1 million.

•	The state of Utah has a corporate franchise tax with a statutory rate of 5.0% of apportionable income.

•	The state of Arizona has a corporate income tax with a statutory rate of 4.9% of apportionable income.

•	The state of Texas has a corporate franchise tax with a statutory rate of 0.75% on apportionable taxable margin.

•
The state of New Mexico has a corporate income tax with graduated statutory rates. For our fiscal year beginning October 1, 2017, the applicable tax rate is 4.8% on the first $500,000 of apportionable income, and 6.2% on any excess over $500,000. For our fiscal year beginning October 1, 2018, the applicable tax rate is 4.8% on the first $500,000 of apportionable income, and 5.9% on any excess over $500,000.

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
To date, the Company has no knowledge of a cyber-attack or other information security breach, but there can be no assurance that it will not suffer such attacks or be impacted by losses from such events in the future. The Company’s risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and its plans to continue to implement internet banking and mobile banking channels, expand operations and use third-party information systems. Recent instances of attacks specifically targeting financial services businesses indicate that the risk to the Company’s systems remains significant. If the Company were to experience a cyber-attack or information security breach, it could incur substantial additional expenses, which could include remediation expenses, costs associated with customer notification and credit monitoring services, increased insurance premiums, regulatory penalties and fines and costs associated civil litigation, any of which could have a material adverse effect on the Company’s business, financial conditions or results of operations.

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

The effects of an economic recession could be severe in the Company's primary market areas.
Substantially all of the Bank's loans are to individuals, businesses and real estate developers in the Pacific Northwest, Arizona, Utah, Texas, New Mexico and Nevada. The Bank's business depends significantly on general economic conditions in these market areas. A substantial increase in unemployment rates, or severe declines in housing prices and property values in the Company's primary market areas could have a material adverse effect on the Company's business:

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

The Company owns the building in which its principal executive offices are located in Seattle, Washington. The following table sets forth certain information concerning the Company's other properties, including bank branches and administrative centers:

September 30, 2018		Property
Location	Number of Offices	Owned	Leased (1)	Net Book Value (2)
				(In thousands)
Washington	80	67	13	$149,480
Idaho	24	21	3	19,175
Oregon	46	37	9	36,512
Utah	10	5	5	7,274
Arizona	31	25	6	21,538
Texas	6	2	4	5,547
New Mexico	27	24	3	23,122
Nevada	11	7	4	5,347
Total	235	188	47	$267,995

(1)	The leases have varying terms expiring from 2018 through 2070, including renewal options.

(2)	Amount represents the net book value of all land, property and equipment owned by the Company and the book value of leasehold improvements, where applicable.
The Company evaluates on a continuing basis the suitability and adequacy of its offices, both branches and administrative centers, and has opened, relocated, remodeled or closed them as necessary to maintain efficient and attractive premises. The net investment in premises, equipment and leaseholds was $267,995,000 at September 30, 2018.

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
The information required by this item is set forth in the 2018 Annual Report to Shareholders, which is included herein as Exhibit 13.

Issuer Purchases of Equity Securities

The Company’s stock repurchase program was publicly announced by the board of directors on February 3, 1995 and has no expiration date. Under this program, a total of 56,956,264 shares of the Company’s common stock have been authorized for repurchase. The following table shows the share repurchases made for the three months ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (2)
July 1, 2018 to July 31, 2018	205,790	$33.89	205,790	2,649,975
August 1, 2018 to August 31, 2018	106,515	33.66	106,515	2,543,460
September 1, 2018 to September 30, 2018	510,862	32.78	510,862	2,032,598
Total	823,167	$33.17	823,167	2,032,598

Item 6.	Selected Financial Data
The information required by this item is set forth in the 2018 Annual Report and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information required by this item is set forth in the 2018 Annual Report and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The information required herein is incorporated by reference to the section titled Interest Rate Risk within this Form 10-K.

Item 8.	Financial Statements and Supplementary Data
The information required by this item is set forth in the 2018 Annual Report and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, the Company carried out an evaluation, under the supervision and participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in SEC rules and forms and were effective to ensure that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2018. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 version of its Internal Control-Integrated Framework. Based on its assessment, the Company’s management believes that as of September 30, 2018, the Company’s internal control over financial reporting was effective based on this criteria.

The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the Company’s internal control over financial reporting, which is incorporated by reference and set forth in the 2018 Annual Report.
There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference. The Company’s annual meeting of Shareholders is set to be held on January 16, 2019.
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
The information required by this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) The following financial statements are incorporated herein by reference in the sections immediately following the Selected Financial Data of the Annual Report.
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of September 30, 2018 and 2017
Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2018
Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended September 30, 2018
Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended September 30, 2018
Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2018
Notes to Consolidated Financial Statements
(a)(2) There are no financial statement schedules filed herewith.
(a)(3) The following exhibits are filed as part of this report, and this list includes the Exhibit Index:

No.	Exhibit	Page/ Footnote

3.1	Restated Articles of Incorporation of the Company	(1)

3.2	Amended and Restated Bylaws of the Company	(2)

10.1	2001 Incentive Plan and Form of Award Agreements *	(3)

10.2	2011 Incentive Plan, as amended *	(4)

10.3	Form of Restricted Stock Award Agreement under 2011 Incentive Plan *	(5)

10.4	Form of Stock Option Agreement under 2011 Incentive Plan *	(5)

10.5	Form of Indemnification Agreement *	(5)

10.6	Form of Change in Control Agreement *	(6)

10.7	Transition Agreement *	(7)

13	Annual Report to Shareholders

21	Subsidiaries of the Company - Reference is made to Item 1, “Business - Subsidiaries” for the required information

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002

101	Financial Statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018 formatted in XBRL
 ___________________

*	Management contract or compensation plan

(1)	Incorporated by reference from the Registrant's Form 10-Q filed with the SEC on May 3, 2016.

(2)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on January 22, 2016.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on November 8, 2005.

(4)	Incorporated by reference from the Registrant's Form 10-K filed with the SEC on November 21, 2016.

(5)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on October 24, 2016.

(6)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on August 19, 2015.

(7)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on January 24, 2017.

Item 16.        Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON FEDERAL, INC.

November 19, 2018	By:	/S/ BRENT J. BEARDALL
Brent J. Beardall, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Brent J. Beardall	November 19, 2018
Brent J. Beardall Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ Vincent L. Beatty	November 19, 2018
Vincent L. Beatty Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Cory D. Stewart	November 19, 2018
Cory D. Stewart Senior Vice President and Principal Accounting Officer (Principal Accounting Officer)
/s/ Thomas J. Kelley	November 19, 2018
Thomas J. Kelley, Chairman of the Board
/s/ Roy M. Whitehead	November 19, 2018
Roy M. Whitehead, Director
/s/ David K. Grant	November 19, 2018
David K. Grant, Director
/s/ Anna C. Johnson	November 19, 2018
Anna C. Johnson, Director
/s/ S. Steven Singh	November 19, 2018
S. Steven Singh, Director
/s/ Barbara L. Smith	November 19, 2018
Barbara L. Smith, Director
/s/ Mark N. Tabbutt	November 19, 2018
Mark N. Tabbutt, Director
/s/ Randall H. Talbot	November 19, 2018
Randall H. Talbot, Director