Form 10-Q
period 2018-12-31
WASHINGTON FEDERAL INC
filed 2019-01-25
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	January 24, 2019
Common stock, $1.00 par value	81,112,469

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	December 31, 2018	September 30, 2018
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$283,375	$268,650
Available-for-sale securities, at fair value	1,451,340	1,314,957
Held-to-maturity securities, at amortized cost	1,586,815	1,625,420
Loans receivable, net of allowance for loan losses of $131,165 and $129,257	11,700,239	11,477,081
Interest receivable	48,207	47,295
Premises and equipment, net	276,683	267,995
Real estate owned	8,171	11,298
FHLB and FRB stock	135,590	127,190
Bank owned life insurance	217,751	216,254
Intangible assets, including goodwill of $301,368 and $301,368	310,776	311,286
Federal and state income tax assets, net	—	1,804
Other assets	169,179	196,494
	$16,188,126	$15,865,724
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$6,744,346	$6,582,343
Time deposit accounts	4,817,346	4,804,803
	11,561,692	11,387,146
FHLB advances	2,540,000	2,330,000
Advance payments by borrowers for taxes and insurance	21,165	57,417
Federal and state income tax assets, net	7,388	—
Accrued expenses and other liabilities	74,792	94,253
	14,205,037	13,868,816
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 135,496,280 and 135,343,417 shares issued; 81,123,582 and 82,710,911 shares outstanding	135,496	135,343
Additional paid-in capital	1,668,666	1,666,609
Accumulated other comprehensive income (loss), net of taxes	2,891	8,294
Treasury stock, at cost; 54,372,698 and 52,632,506 shares	(1,051,239)	(1,002,309)
Retained earnings	1,227,275	1,188,971
	1,983,089	1,996,908
	$16,188,126	$15,865,724

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2018	2017
	(In thousands, except share data)
INTEREST INCOME
Loans receivable	$137,065	$124,511
Mortgage-backed securities	19,192	16,899
Investment securities and cash equivalents	6,365	4,370
	162,622	145,780
INTEREST EXPENSE
Customer accounts	26,579	14,638
FHLB advances	16,891	15,407
	43,470	30,045
Net interest income	119,152	115,735
Provision (release) for loan losses	(500)	—
Net interest income after provision (release) for loan losses	119,652	115,735

OTHER INCOME
Gain (loss) on sale of investment securities	(9)	—
FDIC loss share valuation adjustments	—	(8,550)
Loan fee income	970	1,035
Deposit fee income	6,243	6,686
Other income	11,805	7,624
	19,009	6,795

OTHER EXPENSE
Compensation and benefits	33,883	29,619
Occupancy	9,268	8,671
FDIC insurance premiums	2,862	2,820
Product delivery	4,021	3,956
Information technology	9,040	7,929
Other expense	12,598	8,946
	71,672	61,941
Gain (loss) on real estate owned, net	320	46
Income before income taxes	67,309	60,635
Income tax expense	14,367	8,965
NET INCOME	$52,942	$51,670

PER SHARE DATA
Basic earnings per share	$0.65	$0.59
Diluted earnings per share	0.65	0.59
Dividends paid on common stock per share	0.18	0.15
Basic weighted average number of shares outstanding	81,791,852	86,938,095
Diluted weighted average number of shares outstanding	81,831,478	87,082,499

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2018	2017
	(In thousands)
Net income	$52,942	$51,670

Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sale investment securities	3,515	(1,964)
Reclassification adjustment of net gain (loss) from sale of available-for-sale securities included in net income	(9)	—
Related tax benefit (expense)	(799)	722
	2,707	(1,242)

Net unrealized gain (loss) on cash flow hedges of borrowings	(10,499)	6,690
Related tax benefit (expense)	2,389	(2,459)
	(8,110)	4,231

Other comprehensive income (loss) net of tax	(5,403)	2,989
Comprehensive income	$47,539	$54,659

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2018	$135,343	$1,666,609	$1,188,971	$8,294	$(1,002,309)	$1,996,908
Net income	—	—	52,942	—	—	52,942
Other comprehensive income (loss)	—	—	—	(5,403)	—	(5,403)
Dividends on common stock	—	—	(14,638)	—	—	(14,638)
Proceeds from stock-based awards	17	442	—	—	—	459
Stock-based compensation expense	97	1,654	—	—	—	1,751
Exercise of stock warrants	39	(39)				—
Treasury stock acquired	—	—	—	—	(48,930)	(48,930)
Balance at December 31, 2018	$135,496	$1,668,666	$1,227,275	$2,891	$(1,051,239)	$1,983,089

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2017	$134,958	$1,660,885	$1,042,890	$5,015	$(838,060)	$2,005,688
Net income	—	—	51,670	—	—	51,670
Other comprehensive income (loss)	—	—	—	2,989	—	2,989
Dividends on common stock	—	—	(13,043)	—	—	(13,043)
Proceeds from stock-based awards	14	272	—	—	—	286
Stock-based compensation expense	194	818	—	—	—	1,012
Exercise of stock warrants	109	(109)	—	—	—	—
Treasury stock acquired	—	—	—	—	(38,984)	(38,984)
Balance at December 31, 2017	$135,275	$1,661,866	$1,081,517	$8,004	$(877,044)	$2,009,618

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$52,942	$51,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion expense, net	7,388	15,273
Stock-based compensation expense	1,751	1,012
Provision (release) for loan losses	(500)	—
Loss (gain) on sale of investment securities	9	—
Decrease (increase) in accrued interest receivable	(912)	(503)
Decrease (increase) in federal and state income tax receivable	1,804	—
Decrease (increase) in cash surrender value of bank owned life insurance	(1,497)	(1,571)
Gain on bank owned life insurance	—	(2,416)
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(7,054)	(241)
Decrease (increase) in other assets	16,816	(7,715)
Increase (decrease) in accrued expenses and other liabilities	(10,482)	2,595
Net cash provided by (used in) operating activities	60,265	58,104
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(222,257)	(80,089)
Loans purchased	—	(143,605)
FHLB & FRB stock purchased	(164,200)	(123,600)
FHLB & FRB stock redeemed	155,800	116,000
Available-for-sale securities purchased	(172,076)	(40,884)
Principal payments and maturities of available-for-sale securities	38,118	58,261
Proceeds from sales of available-for-sale securities	491	—
Held-to-maturity securities purchased	—	(170,836)
Principal payments and maturities of held-to-maturity securities	37,736	50,653
Proceeds from sales of real estate owned	3,915	3,440
Proceeds from settlement of bank owned life insurance	—	3,484
Proceeds from sales of premises and equipment	10,233	1
Premises and equipment purchased and REO improvements	(18,562)	(6,485)
Net cash provided by (used in) investing activities	(330,802)	(333,660)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	174,623	166,647
Proceeds from borrowings	4,105,000	3,090,000
Repayments of borrowings	(3,895,000)	(2,900,000)
Proceeds from stock-based awards	459	286
Dividends paid on common stock	(14,638)	(13,043)
Treasury stock purchased	(48,930)	(38,984)
Increase (decrease) in borrower advances related to taxes and insurance, net	(36,252)	(32,707)
Net cash provided by (used in) financing activities	285,262	272,199
Increase (decrease) in cash and cash equivalents	14,725	(3,357)
Cash, cash equivalents and restricted cash at beginning of period	268,650	313,070
Cash, cash equivalents and restricted cash at end of period	$283,375	$309,713
(CONTINUED)

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2018	2017
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$116	$773
Non-cash financing activities
Stock issued upon exercise of warrants	1,082	3,761
Cash paid during the period for
Interest	44,177	29,986
Income taxes	—	5,225

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

The information included in this Form 10-Q should be read in conjunction with the financial statements and related notes in the Company's 2018 Annual Report on Form 10-K (“2018 Annual Financial Statements”). Interim results are not necessarily indicative of results for a full year.

Summary of Significant Accounting Policies - The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its 2018 Annual Financial Statements. There have not been any material changes in the Company's significant accounting policies compared to those contained in its 2018 Annual Financial Statements for the year ended September 30, 2018.

Restricted Cash Balances - Based on the level of daily average deposits, the Company is currently not required to maintain cash reserve balances with the Federal Reserve Bank. As of December 31, 2018 and September 30, 2018, the Company pledged cash collateral related to derivative contracts of $18,000,000 and $18,000,000, respectively.

Off-Balance-Sheet Credit Exposures - The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $2,116,196,000 and $2,180,162,000 at December 31, 2018 and September 30, 2018, respectively. The Company estimates losses on off-balance-sheet credit exposures by allocating a loss percentage derived from historical loss factors for each asset class.

NOTE B – New Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments also require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, including reasonably certain renewal periods. The amendments in the ASU are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company is assessing the impact that this guidance will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No.2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU adds, eliminates, and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the added disclosure requirements until their effective

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

date. As the ASU only revises disclosure requirements, this guidance will not have a material impact on the Company's consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842) - Targeted Improvements to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect to not separate non-lease components from leases when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (October 1, 2019 for the Company). The Company expects to elect both transition options. ASU 2018-11 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. The Company early adopted this ASU beginning October 1, 2018. The adoption did not result in a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive income. See Note G Derivatives and Hedging Activities for additional information.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments should be applied on a modified retrospective basis, with a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Effective October 1, 2018, the Company early adopted this ASU and it did not have a material impact on its consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The ASU clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. The ASU is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods therein. Entities may use either a full or modified retrospective approach to adopt the ASU. Effective October 1, 2018, the Company adopted this ASU and it did not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash: a Consensus of the FASB Emerging Issues Task Force. This ASU requires a company’s cash flow statement to explain the changes during a reporting period of the totals for cash, cash equivalents, restricted cash, and restricted cash equivalents. Additionally, amounts for restricted cash and restricted cash equivalents are to be included with cash and cash equivalents if the cash flow statement includes a reconciliation of the total cash balances for a reporting period. This ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, with early application permitted. Effective October 1, 2018, the Company adopted this ASU and applied the retrospective transition method to each period presented. The Company does not present restricted cash as a separate line item in the statement of financial position, therefore, there was no change to the presentation of cash on the statement of cash flows. The nature and amount of restricted cash is shown in Note A, Summary of Significant Accounting Policies.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU address eight specific cash flow issues with the objective of reducing diversity in practice. The specific issues identified include: debt prepayments or extinguishment costs; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies ("BOLI")); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period; however, early adoption is permitted. Effective October 1, 2018, the Company adopted this ASU and applied the retrospective transition method to each period presented. The Company previously classified proceeds from the settlement of BOLI policies in the manner required by the ASU so there was no change to the consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU require a number of changes including the following: (1) requires equity investments to be measured

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

at fair value with changes in fair value recognized in net income; (2) allows equity investments without readily determinable fair values to be measured at cost less impairment, if any, plus or minus changes in observable prices (referred to as the "measurement alternative"); and (3) changes certain presentation and disclosure requirements for financial instruments, including using the exit price notion when measuring the fair value of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within that reporting period. Effective October 1, 2018, the Company adopted this ASU and it did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASC 606). As amended, the guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification.

Effective October 1, 2018, the Company adopted this ASU and its related amendments using the modified retrospective method for all contracts that have not been completed (i.e. open contracts). As such, any comparative information has not been adjusted and continues to be reported under Topic 605. There was no cumulative effect adjustment as of October 1, 2018. The Company evaluated the guidance and concluded that substantially all of its revenue streams are outside of the scope of ASC 606. As such, the guidance did not have a material impact on its consolidated financial statements or result in a material change to its disclosures. See more information in Note H, Revenue from Contracts with Customers.

NOTE C – Dividends and Share Repurchases

On November 23, 2018, the Company paid a regular dividend on common stock of $0.18 per share, which represented the 143rd consecutive quarterly cash dividend. Dividends per share were $0.18 and $0.15 for the quarters ended December 31, 2018 and 2017, respectively. On January 16, 2019, the Company declared a regular dividend on common stock of $0.20 per share, which represents its 144th consecutive quarterly cash dividend. This dividend will be paid on February 22, 2019 to common shareholders of record on February 8, 2019.

For the three months ended December 31, 2018, the Company repurchased 1,740,192 shares at an average price of $28.12. As of December 31, 2018, there are 292,406 remaining shares authorized to be repurchased under the current Board approved share repurchase program. On January 16, 2019 the Board authorized an additional 10,000,000 shares for repurchase under the program.

NOTE D – Loans Receivable

The following table is a summary of loans receivable.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	December 31, 2018		September 30, 2018
	(In thousands)		(In thousands)
Gross loans by category
Single-family residential	$5,844,963	44.9%	$5,798,966	45.1%
Construction	1,841,674	14.1	1,890,668	14.7
Construction - custom	607,071	4.7	624,479	4.9
Land - acquisition & development	181,323	1.4	155,204	1.2
Land - consumer lot loans	100,563	0.8	102,036	0.8
Multi-family	1,405,172	10.8	1,385,125	10.8
Commercial real estate	1,526,887	11.7	1,452,168	11.3
Commercial & industrial	1,213,738	9.3	1,140,874	8.9
HELOC	136,856	1.1	130,852	1.0
Consumer	162,221	1.2	173,306	1.3
Total gross loans	13,020,468	100%	12,853,678	100%
Less:
Allowance for loan losses	131,165		129,257
Loans in process	1,138,308		1,195,506
Net deferred fees, costs and discounts	50,756		51,834
Total loan contra accounts	1,320,229		1,376,597
Net loans	$11,700,239		$11,477,081

The following table sets forth information regarding non-accrual loans.

	December 31, 2018		September 30, 2018
	(In thousands, except ratio data)
Non-accrual loans:
Single-family residential	$24,748	48.1%	$27,643	49.6%
Construction	1,380	2.7	2,427	4.4
Land - acquisition & development	438	0.9	920	1.7
Land - consumer lot loans	785	1.5	787	1.4
Commercial real estate	9,478	18.4	8,971	16.1
Commercial & industrial	13,995	27.2	14,394	25.8
HELOC	599	1.2	523	0.9
Consumer	27	0.1	21	—
Total non-accrual loans	$51,450	100%	$55,686	100%
% of total net loans	0.44%		0.49%

The Company recognized interest income on non-accrual loans of approximately $843,000 in the three months ended December 31, 2018. Had these loans been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $587,000 for the three months ended December 31, 2018. Recognized interest income for the three months ended December 31, 2018 was higher than what otherwise would have been collected in the period due to the collection of past due amounts. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

The following tables provide details regarding delinquent loans.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 2018	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Single-family residential	$5,844,383	$5,817,233	$5,857	$5,019	$16,274	$27,150	0.46%
Construction	1,047,229	1,045,849	—	—	1,380	1,380	0.13
Construction - custom	299,622	299,622	—	—	—	—	—
Land - acquisition & development	145,635	145,443	—	—	192	192	0.13
Land - consumer lot loans	100,440	99,957	—	—	483	483	0.48
Multi-family	1,405,149	1,403,524	974	651	—	1,625	0.12
Commercial real estate	1,526,887	1,520,083	1,757	2,942	2,105	6,804	0.45
Commercial & industrial	1,213,738	1,203,436	283	234	9,785	10,302	0.85
HELOC	136,856	135,488	411	569	388	1,368	1.00
Consumer	162,221	161,946	121	125	29	275	0.17
Total Loans	$11,882,160	$11,832,581	$9,403	$9,540	$30,636	$49,579	0.42%
Delinquency %		99.58%	0.08%	0.08%	0.26%	0.42%

September 30, 2018	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Single-family residential	$5,798,353	$5,768,253	$7,983	$3,562	$18,555	$30,100	0.52%
Construction	1,062,855	1,060,428	—	—	2,427	2,427	0.23
Construction - custom	289,192	289,192	—	—	—	—	—
Land - acquisition & development	123,560	122,620	—	270	670	940	0.76
Land - consumer lot loans	101,908	101,294	144	117	353	614	0.60
Multi-family	1,385,103	1,385,103	—	—	—	—	—
Commercial real estate	1,452,169	1,448,946	316	1,767	1,140	3,223	0.22
Commercial & industrial	1,140,874	1,130,836	—	—	10,038	10,038	0.88
HELOC	130,852	129,510	567	469	306	1,342	1.03
Consumer	173,306	172,777	172	328	29	529	0.31
Total Loans	$11,658,172	$11,608,959	$9,182	$6,513	$33,518	$49,213	0.42%
Delinquency %		99.58%	0.08%	0.06%	0.29%	0.42%

The percentage of total delinquent loans was 0.42% as of December 31, 2018 and 0.42% as of September 30, 2018. There are no loans greater than 90 days delinquent and still accruing interest as of either date.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information related to loans restructured in a troubled debt restructuring ("TDR") during the periods presented:

	Three Months Ended December 31,
	2018			2017
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		($ in thousands)			($ in thousands)
Troubled Debt Restructurings:
Single-family residential	1	$283	$283	8	$2,012	$2,012
Commercial & Industrial	—	—	—	3	7,256	7,256
	1	$283	$283	11	$9,268	$9,268

The following table provides information on payment defaults occurring during the periods presented where the loan had been modified in a TDR within 12 months of the payment default.

	Three Months Ended December 31,
	2018		2017
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	($ in thousands)		($ in thousands)
Trouble Debt Restructurings That Subsequently Defaulted:
Single-family residential	1	$543	1	$44
	1	$543	1	$44

Most loans restructured in TDRs are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. As of December 31, 2018, 96.0% of the Company's $149,693,000 in TDRs were classified as performing. Each request for modification is individually evaluated for merit and likelihood of success. The concession granted in a loan modification is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty four months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of December 31, 2018, single-family residential loans comprised 89.4% of TDRs.

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans
The following tables summarize the activity in the allowance for loan losses.

Three Months Ended December 31, 2018	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$33,033	$(25)	$230	$(1,754)	$31,484
Construction	31,317	—	—	146	31,463
Construction - custom	1,842	—	—	84	1,926
Land - acquisition & development	7,978	—	1,782	(604)	9,156
Land - consumer lot loans	2,164	(72)	265	(213)	2,144
Multi-family	8,329	—	—	(445)	7,884
Commercial real estate	11,852	(339)	525	673	12,711
Commercial & industrial	28,702	(179)	33	1,723	30,279
HELOC	781	(886)	1	1,168	1,064
Consumer	3,259	(140)	213	(278)	3,054
	$129,257	$(1,641)	$3,049	$500	$131,165

Three Months Ended December 31, 2017	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$36,892	$(461)	$121	$(624)	$35,928
Construction	24,556	—	—	658	25,214
Construction - custom	1,944	(50)	—	158	2,052
Land - acquisition & development	6,829	—	3,372	(2,846)	7,355
Land - consumer lot loans	2,649	(47)	—	304	2,906
Multi-family	7,862	—	—	42	7,904
Commercial real estate	11,818	—	—	(193)	11,625
Commercial & industrial	28,524	(116)	55	805	29,268
HELOC	855	—	—	(47)	808
Consumer	1,144	(78)	286	2,743	4,095
	$123,073	$(752)	$3,834	$1,000	$127,155

The Company recorded a release of loan loss allowance of $500,000 for the three months ended December 31, 2018, compared with no provision for loan losses for the three months ended December 31, 2017. Reserving for new loan originations as the loan portfolio grows has been largely offset by recoveries of previously charged-off loans. Recoveries, net of charge-offs, totaled $1,408,000 for the three months ended December 31, 2018, compared to net recoveries of $3,082,000 during the three months ended December 31, 2017.

Non-performing assets were $62,730,000, or 0.39%, of total assets at December 31, 2018, compared to $70,093,000, or 0.44%, of total assets at September 30, 2018. Non-accrual loans were $51,450,000 at December 31, 2018, compared to $55,686,000 at September 30, 2018. Delinquencies, as a percent of total loans, were 0.42% at December 31, 2018, compared to 0.42% at September 30, 2018.

The reserve for unfunded commitments was $6,250,000 as of December 31, 2018, which is a decrease from $7,250,000 at September 30, 2018.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $137,415,000, or 1.06% of gross loans as of December 31, 2018, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments.

The following tables show loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves.

December 31, 2018	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	(In thousands, except ratio data)			(In thousands, except ratio data)
Single-family residential	$31,484	$5,833,667	0.5%	$—	$16,259	—%
Construction	31,463	1,045,849	3.0	—	1,380	—
Construction - custom	1,926	299,622	0.6	—	—	—
Land - acquisition & development	9,147	145,197	6.3	9	438	2.1
Land - consumer lot loans	2,144	95,628	2.2	—	303	—
Multi-family	7,880	1,404,714	0.6	4	435	0.9
Commercial real estate	12,569	1,512,064	0.8	142	14,823	1.0
Commercial & industrial	29,934	1,199,565	2.5	345	14,206	2.4
HELOC	1,064	135,369	0.8	—	519	—
Consumer	3,054	161,958	1.9	—	162	—
	$130,665	$11,833,633	1.1%	$500	$48,525	1.0%

September 30, 2018	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	(In thousands, except ratio data)			(In thousands, except ratio data)
Single-family residential	$33,033	$5,782,870	0.6%	$—	$21,345	—%
Construction	31,317	1,060,428	3.0	—	2,427	—
Construction - custom	1,842	289,192	0.6	—	—	—
Land - acquisition & development	7,969	122,639	6.5	9	920	1.0
Land - consumer lot loans	2,164	96,583	2.2	—	507	—
Multi-family	8,325	1,384,655	0.6	4	448	1.0
Commercial real estate	11,702	1,432,791	0.8	150	19,378	0.8
Commercial & industrial	28,348	1,126,438	2.5	354	14,437	2.5
HELOC	781	128,715	0.6	—	1,162	—
Consumer	3,259	173,181	1.9	—	56	—
	$128,740	$11,597,492	1.1%	$517	$60,680	0.9%

As of December 31, 2018, $130,665,000 of the allowance was calculated under the Company's general allowance methodology and the remaining $500,000 was specific reserves on loans deemed to be individually impaired. As of September 30, 2018, $128,740,000 of the allowance was calculated under the Company's general allowance methodology and the remaining $517,000 was specific reserves on loans deemed to be individually impaired.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on loans based on risk rating categories as defined above.

December 31, 2018	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Single-family residential	$5,815,029	$—	$29,934	$—	$—	$5,844,963
Construction	1,832,326	7,968	1,380	—	—	1,841,674
Construction - custom	607,071	—	—	—	—	607,071
Land - acquisition & development	179,602	—	1,721	—	—	181,323
Land - consumer lot loans	99,778	—	785	—	—	100,563
Multi-family	1,397,920	3,254	3,998	—	—	1,405,172
Commercial real estate	1,484,559	19,810	22,518	—	—	1,526,887
Commercial & industrial	1,169,981	9,790	33,967	—	—	1,213,738
HELOC	136,256	—	600	—	—	136,856
Consumer	162,191	—	30	—	—	162,221
Total gross loans	$12,884,713	$40,822	$94,933	$—	$—	$13,020,468

Total grade as a % of total gross loans	99.0%	0.3%	0.7%	—%	—%

September 30, 2018	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Single-family residential	$5,766,096	$—	$32,870	$—	$—	$5,798,966
Construction	1,886,304	1,937	2,427	—	—	1,890,668
Construction - custom	624,479	—	—	—	—	624,479
Land - acquisition & development	152,984	—	2,220	—	—	155,204
Land - consumer lot loans	101,249	—	787	—	—	102,036
Multi-family	1,378,803	1,633	4,689	—	—	1,385,125
Commercial real estate	1,421,602	7,114	23,452	—	—	1,452,168
Commercial & industrial	1,093,405	16,513	30,956	—	—	1,140,874
HELOC	130,330	—	522	—	—	130,852
Consumer	173,285	—	21	—	—	173,306
Total gross loans	$12,728,537	$27,197	$97,944	$—	$—	$12,853,678

Total grade as a % of total gross loans	99.0%	0.2%	0.8%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on gross loans based on borrower payment activity.

December 31, 2018	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands, except ratio data)
Single-family residential	$5,820,215	99.6%	$24,748	0.4%
Construction	1,840,294	99.9	1,380	0.1
Construction - custom	607,071	100.0	—	—
Land - acquisition & development	180,885	99.8	438	0.2
Land - consumer lot loans	99,778	99.2	785	0.8
Multi-family	1,405,172	100.0	—	—
Commercial real estate	1,517,409	99.4	9,478	0.6
Commercial & industrial	1,199,743	98.8	13,995	1.2
HELOC	136,257	99.6	599	0.4
Consumer	162,194	100.0	27	—
	$12,969,018	99.6%	$51,450	0.4%

September 30, 2018	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands, except ratio data)
Single-family residential	$5,771,323	99.5%	$27,643	0.5%
Construction	1,888,241	99.9	2,427	0.1
Construction - custom	624,479	100.0	—	—
Land - acquisition & development	154,284	99.4	920	0.6
Land - consumer lot loans	101,249	99.2	787	0.8
Multi-family	1,385,125	100.0	—	—
Commercial real estate	1,443,197	99.4	8,971	0.6
Commercial & industrial	1,126,480	98.7	14,394	1.3
HELOC	130,329	99.6	523	0.4
Consumer	173,285	100.0	21	—
	$12,797,992	99.6%	$55,686	0.4%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on impaired loan balances and the related allowances by loan types.

December 31, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment (Year-To-Date)
	(In thousands)
Impaired loans with no related allowance recorded:
Single-family residential	$15,438	$16,633	$—		$17,155
Construction	1,630	1,750	—		2,164
Land - acquisition & development	335	335	—		575
Land - consumer lot loans	181	281	—		246
Commercial real estate	9,945	15,035	—		9,685
Commercial & industrial	9,868	10,055	—		10,003
HELOC	519	612	—		465
Consumer	25	230	—		23
	37,941	44,931	—		40,316
Impaired loans with an allowance recorded:
Single-family residential	133,808	136,876	2,498		136,802
Land - acquisition & development	103	156	—		105
Land - consumer lot loans	4,601	4,930	9		4,759
Multi-family	435	435	4		442
Commercial real estate	5,552	6,625	142		5,903
Commercial & industrial	4,159	7,502	345		4,225
HELOC	968	978	—		972
Consumer	67	67	—		69
	149,693	157,569	2,998	(1)	153,277
Total impaired loans:
Single-family residential	149,246	153,509	2,498		153,957
Construction	1,630	1,750	—		2,164
Land - acquisition & development	438	491	—		680
Land - consumer lot loans	4,782	5,211	9		5,005
Multi-family	435	435	4		442
Commercial real estate	15,497	21,660	142		15,588
Commercial & industrial	14,027	17,557	345		14,228
HELOC	1,487	1,590	—		1,437
Consumer	92	297	—		92
	$187,634	$202,500	$2,998	(1)	$193,593

(1)	Includes $500,000 of specific reserves and $2,498,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment (Year-To-Date)
	(In thousands)
Impaired loans with no related allowance recorded:
Single-family residential	$18,872	$20,050	$—		$20,097
Construction	2,698	2,818	—		1,349
Construction - custom	—	—	—		74
Land - acquisition & development	814	814	—		572
Land - consumer lot loans	311	336	—		260
Multi-family	—	—	—		70
Commercial real estate	9,425	14,035	—		11,158
Commercial & industrial	10,137	10,146	—		9,208
HELOC	410	1,170	—		450
Consumer	20	56	—		54
	42,687	49,425	—		43,292
Impaired loans with an allowance recorded:
Single-family residential	139,796	143,099	2,871		161,729
Land - acquisition & development	107	157	—		39
Land - consumer lot loans	4,916	5,290	9		6,449
Multi-family	448	448	4		471
Commercial real estate	6,254	7,733	150		10,445
Commercial & industrial	4,291	7,506	354		4,495
HELOC	976	984	—		1,395
Consumer	70	70	—		83
	156,858	165,287	3,388	(1)	185,106
Total impaired loans:
Single-family residential	158,668	163,149	2,871		181,826
Construction	2,698	2,818	—		1,349
Construction - custom	—	—	—		74
Land - acquisition & development	921	971	—		611
Land - consumer lot loans	5,227	5,626	9		6,709
Multi-family	448	448	4		541
Commercial real estate	15,679	21,768	150		21,603
Commercial & industrial	14,428	17,652	354		13,703
HELOC	1,386	2,154	—		1,845
Consumer	90	126	—		137
	$199,545	$214,712	$3,388	(1)	$228,398

(1)	Includes $517,000 of specific reserves and $2,871,000 included in the general reserves.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis.

	December 31, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$200,704	$—	$200,704
Municipal bonds	—	23,058	—	23,058
Corporate debt securities	—	222,541	—	222,541
Mortgage-backed securities
Agency pass-through certificates	—	1,005,037	—	1,005,037
Commercial MBS	—	—	—	—
Total available-for-sale securities	—	1,451,340	—	1,451,340
Interest rate contracts	—	3,341	—	3,341
Commercial loan hedges	—	1,506	—	1,506
Borrowings hedges	—	11,751	—	11,751
Total financial assets	$—	$1,467,938	$—	$1,467,938

Financial Liabilities
Interest rate contracts	$—	$3,341	$—	$3,341
Total financial liabilities	$—	$3,341	$—	$3,341
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the three months ended December 31, 2018.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
Equity securities	$488	$—	$—	$488
U.S. government and agency securities	—	207,293	—	207,293
Municipal bonds	—	22,978	—	22,978
Corporate debt securities	—	184,695	—	184,695
Mortgage-backed securities
Agency pass-through certificates	—	896,041	—	896,041
Commercial MBS	—	3,462	—	3,462
Total available-for-sale securities	488	1,314,469	—	1,314,957
Interest rate contracts	—	12,731	—	12,731
Commercial loan hedges	—	3,857	—	3,857
Borrowings hedges	—	22,250	—	22,250
Total financial assets	$488	$1,353,307	$—	$1,353,795

Financial Liabilities
Interest rate contracts	$—	$12,731	$—	$12,731
Total financial liabilities	$—	$12,731	$—	$12,731
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the fiscal year ended September 30, 2018.

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

When management determines that the fair value of the collateral or the real estate owned requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the impaired loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2018 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at December 31, 2018 and December 31, 2017, and the total gains (losses) resulting from those fair value adjustments for the three months ended December 31, 2018 and December 31, 2017. The estimated fair value measurements are shown gross of estimated selling costs.

	December 31, 2018				Three Months Ended December 31, 2018
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Impaired loans (1)	$—	$—	$1,970	$1,970	$(726)
Real estate owned (2)	—	—	520	520	(32)
Balance at end of period	$—	$—	$2,490	$2,490	$(758)

(1)	The gains (losses) represent remeasurements of collateral-dependent loans.

(2)	The gains (losses) represent aggregate writedowns and charge-offs on REO.

	December 31, 2017				Three Months Ended December 31, 2017
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Impaired loans (1)	$—	$—	$688	$688	$(507)
Real estate owned (2)	—	—	2,055	2,055	(180)
Balance at end of period	$—	$—	$2,743	$2,743	$(687)

(1)	The gains (losses) represent remeasurements of collateral-dependent loans.

(2)	The gains (losses) represent aggregate writedowns and charge-offs on REO.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		December 31, 2018		September 30, 2018
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$283,375	$283,375	$268,650	$268,650
Available-for-sale securities
Equity securities	1	—	—	488	488
U.S. government and agency securities	2	200,704	200,704	207,293	207,293
Municipal bonds	2	23,058	23,058	22,978	22,978
Corporate debt securities	2	222,541	222,541	184,695	184,695
Mortgage-backed securities
Agency pass-through certificates	2	1,005,037	1,005,037	896,041	896,041
Commercial MBS	2	—	—	3,462	3,462
Total available-for-sale securities		1,451,340	1,451,340	1,314,957	1,314,957
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	1,571,815	1,522,571	1,610,420	1,533,742
Commercial MBS	2	15,000	14,925	15,000	15,028
Total held-to-maturity securities		1,586,815	1,537,496	1,625,420	1,548,770

Loans receivable	3	11,700,239	12,020,772	11,477,081	11,556,326
FHLB and FRB stock	2	135,590	135,590	127,190	127,190
Other assets - interest rate contracts	2	3,341	3,341	12,731	12,731
Other assets - commercial loan hedges	2	1,506	1,506	3,857	3,857
Other assets - borrowings hedges	2	11,751	11,751	22,250	22,250

Financial liabilities
Time deposit accounts	2	4,817,346	4,822,783	4,804,803	4,779,040
FHLB advances	2	2,540,000	2,537,375	2,330,000	2,316,964
Other liabilities - interest rate contracts	2	3,341	3,341	12,731	12,731
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
Loans receivable – Fair values are estimated first by stratifying the portfolios of loans with similar financial characteristics. Loans are segregated by type such as multi-family real estate, residential mortgage, construction, commercial, consumer and land loans. Each loan category is further segmented into fixed- and adjustable-rate interest terms. For residential mortgages and multi-family loans, the bank determined that its best exit price was by securitization. MBS benchmark prices are used as a base price, with further loan level pricing adjustments made based on individual loan characteristics such as Fico score, LTV, Property Type and occupancy. For all other loan categories an estimate of fair value is then calculated based on discounted cash flows using as a discount rate the current rate offered and observed in the market on similar products, plus an adjustment for liquidity to reflect the non-homogeneous nature of the loans, as well as, a annual loss rate based on historical losses to arrive at an estimated exit price fair value. Fair value for impaired loans is also based on recent appraisals or estimated cash flows discounted using rates commensurate with risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
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
Borrowings hedges – The fair value of the interest rate swaps is estimated by a third party pricing service using a discounted cash flow technique.
The following tables provide a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities.

	December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
5 to 10 years	$59,408	$—	$(1,386)	$58,022	2.72%
Over 10 years	143,209	19	(546)	142,682	3.30
Corporate debt securities due
1 to 5 years	113,798	1,068	(1,605)	113,261	3.93
5 to 10 years	112,587	—	(3,307)	109,280	3.35
Municipal bonds due
1 to 5 years	1,406	—	(8)	1,398	2.05
Over 10 years	20,318	1,342	—	21,660	6.45
Mortgage-backed securities
Agency pass-through certificates	1,008,622	4,888	(8,473)	1,005,037	3.36
	1,459,348	7,317	(15,325)	1,451,340	3.42
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,571,815	870	(50,114)	1,522,571	3.16
Commercial MBS	15,000	—	(75)	14,925	3.33
	1,586,815	870	(50,189)	1,537,496	3.16
	$3,046,163	$8,187	$(65,514)	$2,988,836	3.29%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2018
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
5 to 10 years	$60,872	$—	$(1,473)	$59,399	2.55%
Over 10 years	148,099	109	(314)	147,894	3.05
Equity securities
1 to 5 years	500	—	(12)	488	1.80
Corporate bonds due
1 to 5 years	113,762	1,875	(13)	115,624	3.59
5 to 10 years	69,965	35	(929)	69,071	3.23
Municipal bonds due
1 to 5 years	1,398	—	(24)	1,374	2.05
Over 10 years	20,323	1,281	—	21,604	6.45
Mortgage-backed securities
Agency pass-through certificates	908,092	1,383	(13,434)	896,041	3.29
Commercial MBS	3,460	2	—	3,462	4.36
	1,326,471	4,685	(16,199)	1,314,957	3.30
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,610,420	305	(76,983)	1,533,742	3.16
Other Commercial MBS	15,000	28	—	15,028	3.03
	1,625,420	333	(76,983)	1,548,770	3.16
	$2,951,891	$5,018	$(93,182)	$2,863,727	3.22%

For available-for-sale investment securities, there were sales totaling $491,000 during the three months ended December 31, 2018 and no sales during the three months ended December 31, 2017. There were purchases of $172,076,000 of available-for-sale investment securities during the three months ended December 31, 2018 and purchases of $40,884 during the three months ended December 31, 2017. For held-to-maturity investment securities, there were no purchases during the three months ended December 31, 2018 and purchases of $170,836,000 during the three months ended December 31, 2017. There were no sales of held-to-maturity investment securities during either period. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.
The following tables show the unrealized gross losses and fair value of securities as of December 31, 2018 and September 30, 2018, by length of time that individual securities in each category have been in a continuous loss position. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other than temporarily impaired.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 2018	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate debt securities	$(1,172)	$61,415	$(3,740)	$96,261	$(4,912)	157,676
Municipal bonds	(8)	1,398	—	—	(8)	1,398
U.S. government and agency securities	(286)	69,152	(1,646)	74,212	(1,932)	143,364
Mortgage-backed securities	(14,860)	869,583	(43,802)	1,077,341	(58,662)	1,946,924
	$(16,326)	$1,001,548	$(49,188)	$1,247,814	$(65,514)	$2,249,362

September 30, 2018	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate debt securities	$(929)	$49,072	$(14)	$24,988	$(943)	$74,060
Municipal bonds due	(24)	1,374	—	—	(24)	1,374
U.S. government and agency securities	(141)	37,565	(1,645)	76,499	(1,786)	114,064
Equity securities	(12)	488	—	—	(12)	488
Mortgage-backed securities	(28,748)	1,035,754	(61,669)	1,183,017	(90,417)	2,218,771
	$(29,854)	$1,124,253	$(63,328)	$1,284,504	$(93,182)	$2,408,757

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

On October 1, 2018, the Company early adopted ASU 2017-12, Targeted Improvements to Accounting for Hedge Activities. This standard primarily impacts the accounting for derivatives designated as fair value and cash flow accounting hedges.

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at December 31, 2018 and September 30, 2018:

December 31, 2018	Derivatives Assets			Derivative Liabilities
	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program	Other assets	$385,302	$3,341	Other liabilities	$385,302	$3,341
Commercial loan fair value hedges	Other assets	95,645	1,506	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	700,000	11,751	Other liabilities	—	—
		$1,180,947	$16,598		$385,302	$3,341

September 30, 2018	Derivatives Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program	Other assets	$395,396	$12,731	Other liabilities	$395,396	$12,731
Commercial loan fair value hedges	Other assets	97,927	3,857	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	700,000	22,250	Other liabilities	—	—
		$1,193,323	$38,838		$395,396	$12,731

The Company enters into interest rate swaps to hedge the interest rate risk of individual fixed rate commercial loans and these relationships qualify as fair value hedges under ASC 815, which provides for offsetting of the recognition of gains and losses of the respective interest rate swap and the hedged item. Gains and losses on the interest rate swaps designated in these hedge relationships, along with the offsetting gains and losses on the hedged items attributable to the hedged risk, are recognized in current earnings within the same income statement line item.

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following table presents the impact of fair value hedge accounting on the carrying value of the hedged items (fixed rate commercial loans) at December 31, 2018:

(In thousands)	December 31, 2018
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative fair value hedge adjustment included in carrying amount of hedged items
Loans receivable	$97,377	$1,506
	$97,377	$1,506

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

income statement line item as the hedged cash flows. As of December 31, 2018, the maturities for hedges of adjustable rate borrowings ranged from two to eight years, with the weighted average being 3.4 years.

The following table presents the impact of derivative instruments (cash flow hedges on borrowings) on AOCI for the periods presented:

(In thousands)	Three Months Ended December 31,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2018
Interest rate contracts:
Pay fixed/receive floating swaps on cash flow hedges of borrowings	$(10,499)
Total pre-tax gain/(loss) recognized in AOCI	$(10,499)

The following table presents the gains/(losses) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the period presented:

Three Months Ended December 31, 2018	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)
Interest income/expense, including the effects of fair value and cash flow hedges	$137,065	$16,891

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$19
Recognized on derivatives	(2,317)
Recognized on hedged items	2,279
Net income/(expense) recognized on fair value hedges	$(19)

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$(551)
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—
Net income/(expense) recognized on cash flow hedges		$(551)

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under FASB ASC 815, Derivatives and Hedging, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the three months ended December 31, 2018 and 2017 as the changes in fair value of the receive fixed swap and pay fixed swap offset each other.

The following table presents the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented:

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Three Months Ended December 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2018
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(9,390)
Receive fixed/pay floating swap	Other noninterest income	9,390
		$—

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H – Revenue from Contracts with Customers

On October 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"). Since net interest income on financial assets and liabilities is excluded from this guidance, a significant majority of our revenues are not subject to the new guidance.

Revenue streams that are within the scope of the new guidance are presented within noninterest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the new guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. For the three months ended December 31, 2018, in scope revenue streams represented approximately 4.9% of our total revenues. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of noninterest income within the scope of the new guidance include the following:

Deposit related and other service charges (recognized in Deposit Fee Income): The Company's deposit accounts are governed by standardized contracts customary in the industry. Revenues are earned at a point in time or over time (monthly) from account maintenance fees and charges for specific transactions such as wire transfers, stop payment orders, overdrafts, debit card replacements, check orders and cashier’s checks. The Company’s performance obligation related to each of these fees is generally satisfied, and the related revenue recognized, at the time the service is provided (point in time or monthly). The Company is principal in each of these contracts.

Debit and Credit Card Interchange Fees (recognized in Deposit Fee Income): The Company receives interchange fees from the debit card or credit card payment network based on transactions involving debit or credit cards issued by the Company, generally measured as a percentage of the underlying transaction. Interchange fees from debit and credit card transactions are recognized as the transaction processing services are provided by the network. The Company acts as an agent in the card payment network arrangement so the interchange fees are recorded net of any expenses paid to the principal (the card network in this case).

Insurance Agency Commissions (recognized in Other Income): WAFD Insurance Group, Inc. is a wholly-owned subsidiary of Washington Federal, N.A. that operates as an insurance agency, selling and marketing property and casualty insurance policies for a small number of high-quality insurance carriers. WAFD Insurance Group, Inc. earns revenue in the form of commissions paid by the insurance carriers for policies that have been sold. In addition to the origination commission, WAFD Insurance Group, Inc. may also receive contingent incentive fees based on the volume of business generated for the insurance carrier and based on policy renewal rates.

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

The Company's fiscal year end is September 30th. All references to 2018 represent balances as of September 30, 2018 or activity for the fiscal year then ended.

INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of transaction and savings accounts is 58% of total deposits as of December 31, 2018 while the composition of the investment securities portfolio is 24% variable and 76% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $1,586,815,000 of mortgage-backed securities that it has designated as held-to-maturity and are carried at amortized cost. As of December 31, 2018, the net unrealized loss on these securities was $49,319,000. The Company has $1,451,340,000 of available-for-sale securities that are carried at fair value. As of December 31, 2018, the net unrealized loss on these securities was $8,008,000. The Company has executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized gain on these interest rate swaps as of December 31, 2018 was $11,751,000. All of the above are pre-tax net unrealized gains or losses.

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

In the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would decrease by 2.6% in the next year. This compares to an estimated decrease of 2.3% as of the September 30, 2018 analysis. The change is primarily due to higher interest rates, lower expected prepayment speeds and shifts in the mix of fixed versus adjustable rate assets, partially offset by a decrease in the estimated deposit betas used for transaction deposits in the Company's asset liability management model. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long term rates over two years would result in a net interest income decrease of 1.3% in the first year and decrease of 6.5% in the second year assuming a constant balance sheet and no management intervention.

NPV Sensitivity. NPV is an estimate of the market value of shareholders' equity. NPV is calculated as the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of NPV to changes in interest rates provides a view of interest rate risk as it incorporates all future expected cash flows. As of December 31, 2018, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $456,791,000 or 22.5% and the NPV to total assets ratio to decline to 10.6% from a base of 12.7%. As of September 30, 2018, the NPV in the event of a 200 basis point increase in rates was estimated to decline by $452,713,000 or 20.5% and the NPV to total assets ratio to decline to 12.1% from a base of 14.2%. The change in NPV sensitivity and lower base NPV ratio is due primarily to higher interest rates that have resulted in lower asset prices as well as greater asset price sensitivity due to lower expected prepayment speeds on fixed rate loans and mortgage-backed securities as of December 31, 2018.
Interest Rate Spread. The interest rate spread is measured as the difference between the rate on total loans and investments and the rate on costing liabilities at the end of each period. The interest rate spread decreased to 2.86% at December 31, 2018 from 2.90% at September 30, 2018. The spread decrease of 4 basis points is primarily due to the rise in short-term interest rates, which resulted in a higher rate being paid on interest-bearing deposits and short-term FHLB borrowings partially offset by a higher rate being earned on cash and adjustable rate loans and investment securities. As of December 31, 2018, the weighted average rate on earning assets increased by 10 basis points to 4.17% compared to September 30, 2018, while the weighted average cost of funds increased by 14 basis points to 1.31%. The interest rate spread decreased to 2.86% at December 31, 2018 from 2.92% at December 31, 2017 due to the same factors described above.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Net Interest Margin. Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin decreased to 3.21% for the quarter ended December 31, 2018 from 3.26% for the quarter ended December 31, 2017. The yield on earning assets increased 27 basis points to 4.35% and the cost of interest bearing liabilities increased 33 basis point to 1.24% over that same period. The higher yield on earning assets is the result of the rise in short-term interest rates, which resulted in a higher rate being earned on cash and adjustable rate loans and investment securities, as well as the shift in mix from investment securities into a higher proportion of loans receivable that carry higher yields on average. The higher rate in interest bearing liabilities was primarily due to the increase in rates on interest-bearing deposit accounts and short-term FHLB advances partially offset by the maturity of certain long-term FHLB advances with higher rates.
The following table sets forth the information explaining the changes in the net interest margin for the period indicated compared to the same period one year ago.

	Three Months Ended December 31, 2018			Three Months Ended December 31, 2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$11,542,621	$137,065	4.71%	$10,984,886	$124,511	4.50%
Mortgaged-backed securities	2,592,535	19,192	2.94	2,521,407	16,899	2.66
Cash & Investments	579,580	4,752	3.25	559,370	3,273	2.32
FHLB & FRB stock	132,305	1,613	4.84	126,229	1,097	3.45

Total interest-earning assets	14,847,041	162,622	4.35%	14,191,892	145,780	4.08%
Other assets	1,167,575			1,149,607
Total assets	$16,014,616			$15,341,499

Liabilities and Equity
Customer accounts	$11,436,685	$26,579	0.92%	$10,850,742	$14,638	0.54%
FHLB advances	2,457,880	16,891	2.73	2,305,978	15,407	2.65

Total interest-bearing liabilities	13,894,565	43,470	1.24%	13,156,720	30,045	0.91%
Other liabilities	129,396			168,382
Total liabilities	14,023,961			13,325,102
Stockholders' equity	1,990,655			2,016,397

Total liabilities and equity	$16,014,616			$15,341,499

Net interest income		$119,152			$115,735

Net interest margin			3.21%			3.26%
As of December 31, 2018, total assets had increased by $322,402,000 to $16,188,126,000 from $15,865,724,000 at September 30, 2018. During the three months ended December 31, 2018, cash and cash equivalents increased by $14,725,000, loans receivable increased $223,158,000, and investment securities increased by $97,778,000.
Cash and cash equivalents of $283,375,000 and stockholders’ equity of $1,983,089,000 as of December 31, 2018 provide management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

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
The Company's cash and cash equivalents totaled $283,375,000 at December 31, 2018, an increase from $268,650,000 at September 30, 2018. These amounts include the Bank's operating cash.
The Company’s net worth at December 31, 2018 was $1,983,089,000, or 12.25% of total assets. This is a decrease of $13,819,000 from September 30, 2018 when net worth was $1,996,908,000, or 12.59% of total assets. The Company’s net worth was impacted in the three months ended December 31, 2018 by net income of $52,942,000, the payment of $14,638,000 in cash dividends, treasury stock purchases of $48,930,000, as well as an other comprehensive loss of $5,403,000. The ratio of tangible capital to tangible assets at December 31, 2018 was 10.53%. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

December 31, 2018
Common Equity Tier I risk-based capital ratio:
The Company	$1,670,577	14.44%	4.50%	NA
The Bank	1,663,692	14.38%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,670,577	14.44%	6.00%	NA
The Bank	1,663,692	14.38%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,807,992	15.63%	8.00%	NA
The Bank	1,801,107	15.56%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,670,577	10.63%	4.00%	NA
The Bank	1,663,692	10.58%	4.00%	5.00%

September 30, 2018
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,678,475	14.71%	4.50%	NA
The Bank	1,661,628	14.55%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,678,475	14.71%	6.00%	NA
The Bank	1,661,628	14.55%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,814,981	15.91%	8.00%	NA
The Bank	1,798,135	15.75%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,678,475	10.85%	4.00%	NA
The Bank	1,661,628	10.74%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents: Cash and cash equivalents are $283,375,000 at December 31, 2018, an increase of $14,725,000, or 5.5%, since September 30, 2018.

Available-for-sale and held-to-maturity investment securities: Available-for-sale securities increased $136,383,000, or 10.4%, during the three months ended December 31, 2018, mostly due to purchases of $172,076,000 and a decrease in the net unrealized loss of $3,515,000, partially offset by principal repayments and maturities of $38,118,000. During the same period, the balance of held-to-maturity securities decreased by $38,605,000 primarily due to principal pay-downs and maturities of $37,736,000. As of December 31, 2018, the Company had a net unrealized loss on available-for-sale securities of $8,008,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Loans receivable: Loans receivable, net of related contra accounts, increased by $223,158,000 to $11,700,239,000 at December 31, 2018, compared to $11,477,081,000 at September 30, 2018. The increase resulted primarily from originations of $1,044,766,000 partially offset by loan principal repayments of $871,794,000. Commercial loan originations accounted for 73% of total originations and consumer loan originations were 27% during the period. The increase in the loan portfolio is consistent with management's strategy during low rate environments to produce more multifamily, commercial real estate, and commercial and industrial loans that generally have adjustable interest rates or a shorter duration.
The following table shows the loan portfolio by category and the change.

	December 31, 2018		September 30, 2018		Change
	($ in thousands)		($ in thousands)		$	%
Gross loans by category
Single-family residential	$5,844,963	44.9%	$5,798,966	45.1%	$45,997	0.8%
Construction	1,841,674	14.1	1,890,668	14.7	(48,994)	(2.6)
Construction - custom	607,071	4.7	624,479	4.9	(17,408)	(2.8)
Land - acquisition & development	181,323	1.4	155,204	1.2	26,119	16.8
Land - consumer lot loans	100,563	0.8	102,036	0.8	(1,473)	(1.4)
Multi-family	1,405,172	10.8	1,385,125	10.8	20,047	1.4
Commercial real estate	1,526,887	11.7	1,452,168	11.3	74,719	5.1
Commercial & industrial	1,213,738	9.3	1,140,874	8.9	72,864	6.4
HELOC	136,856	1.1	130,852	1.0	6,004	4.6
Consumer	162,221	1.2	173,306	1.3	(11,085)	(6.4)
Total gross loans	13,020,468	100%	12,853,678	100%	166,790	1.3%
Less:
Allowance for loan losses	131,165		129,257		1,908	1.5%
Loans in process	1,138,308		1,195,506		(57,198)	(4.8)
Net deferred fees, costs and discounts	50,756		51,834		(1,078)	(2.1)
Total loan contra accounts	1,320,229		1,376,597		(56,368)	(4.1)
Net Loans	$11,700,239		$11,477,081		$223,158	1.9%

Non-performing assets: Non-performing assets decreased $7,363,000 during the three months ended December 31, 2018 to $62,730,000 from $70,093,000 at September 30, 2018. The change is due to a $4,236,000 decrease in non-accrual loans and $3,127,000 decline in real estate owned ("REO"). Non-performing assets as a percentage of total assets was 0.39% at December 31, 2018 compared to 0.44% at September 30, 2018.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

The following table sets forth information regarding restructured loans and non-performing assets.

	December 31, 2018		September 30, 2018
	($ in thousands)
Restructured loans:
Single-family residential	$133,808	89.4%	$139,797	89.1%
Land - acquisition & development	103	0.1	107	0.1
Land - consumer lot loans	4,601	3.1	4,916	3.1
Multi - family	435	0.3	448	0.3
Commercial real estate	5,552	3.7	6,254	4.0
Commercial & industrial	4,159	2.8	4,290	2.7
HELOC	968	0.6	976	0.6
Consumer	67	—	70	—
Total restructured loans (1)	$149,693	100%	$156,858	100%
Non-accrual loans:
Single-family residential	$24,748	48.1%	$27,643	49.6%
Construction	1,380	2.7	2,427	4.4
Construction - custom	—	—	—	—
Land - acquisition & development	438	0.9	920	1.7
Land - consumer lot loans	785	1.5	787	1.4
Multi-family	—	—	—	—
Commercial real estate	9,478	18.4	8,971	16.1
Commercial & industrial	13,995	27.2	14,394	25.8
HELOC	599	1.2	523	0.9
Consumer	27	0.1	21	—
Total non-accrual loans	51,450	100%	55,686	100%
Real estate owned	8,171		11,298
Other property owned	3,109		3,109
Total non-performing assets	$62,730		$70,093
Total non-performing assets and performing restructured loans as a percentage of total assets	1.28%		1.39%
Total Assets
(1) Restructured loans were as follows:
Performing	$143,768	96.0%	$150,667	96.1%
Non-performing (included in non-accrual loans above)	5,925	4.0	6,191	3.9
	$149,693	100%	$156,858	100%

For the three months ended December 31, 2018, the Company recognized $843,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $587,000 for the same period had these loans performed according to their original contract terms. Recognized interest income for the three months ended December 31, 2018 was higher than what otherwise would have been collected in the period due to the collection of past due amounts. In addition to the non-accrual loans reflected in the above table, the Company had $43,479,000 of loans that were less than 90 days delinquent at December 31, 2018 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 1.54% at December 31, 2018.
Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 89.4% of restructured loans as of December 31, 2018. The concession for these loans is typically a payment reduction through a rate reduction of 100 to 200 bps for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period.
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
Allowance for loan losses: The following table shows the Company’s allowance for loan losses by loan category.

December 31, 2018	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	($ in thousands)			($ in thousands)
Single-family residential	$31,484	$5,833,667	0.5%	$—	$16,259	—%
Construction	31,463	1,045,849	3.0	—	1,380	—
Construction - custom	1,926	299,622	0.6	—	—	—
Land - acquisition & development	9,147	145,197	6.3	9	438	2.1
Land - consumer lot loans	2,144	95,628	2.2	—	303	—
Multi-family	7,880	1,404,714	0.6	4	435	0.9
Commercial real estate	12,569	1,512,064	0.8	142	14,823	1.0
Commercial & industrial	29,934	1,199,565	2.5	345	14,206	2.4
HELOC	1,064	135,369	0.8	—	519	—
Consumer	3,054	161,958	1.9	—	162	—
	$130,665	$11,833,633	1.1%	$500	$48,525	1.0%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

September 30, 2018	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	($ in thousands)			($ in thousands)
Single-family residential	$33,033	$5,782,870	0.6%	$—	$21,345	—%
Construction	31,317	1,060,428	3.0	—	2,427	—
Construction - custom	1,842	289,192	0.6	—	—	—
Land - acquisition & development	7,969	122,639	6.5	9	920	1.0
Land - consumer lot loans	2,164	96,583	2.2	—	507	—
Multi-family	8,325	1,384,655	0.6	4	448	1.0
Commercial real estate	11,702	1,432,791	0.8	150	19,378	0.8
Commercial & industrial	28,348	1,126,438	2.5	354	14,437	2.5
HELOC	781	128,715	0.6	—	1,162	—
Consumer	3,259	173,181	1.9	—	56	—
	$128,740	$11,597,492	1.1%	$517	$60,680	0.9%

Reserve for losses on unfunded commitments: Unfunded commitments tend to vary depending on the Company's loan mix and the proportionate share of commercial loans. The balance of unfunded commitments was $2,116,196,000 and $2,180,162,000 at December 31, 2018 and September 30, 2018, respectively. The Company estimates losses on off-balance-sheet credit exposures by allocating a loss percentage derived from historical loss factors for each asset class. The reserve for unfunded commitments was $6,250,000 as of December 31, 2018, which is a decrease from $7,250,000 at September 30, 2018.
Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $137,415,000, or 1.06% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E for further discussion and analysis of the allowance for loan losses as of and for the period ended December 31, 2018.

Real estate owned: REO decreased during the three months ended December 31, 2018 by $3,127,000 to $8,171,000, primarily due to sales of REO properties during the period.

Intangible assets: Intangible assets decreased to $310,776,000 as of December 31, 2018 from $311,286,000 as of September 30, 2018. The decrease was due to amortization of finite-lived intangible assets.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Customer accounts: Customer accounts increased $174,546,000, or 1.5%, to $11,561,692,000 at December 31, 2018 compared with $11,387,146,000 at September 30, 2018.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	December 31, 2018			September 30, 2018
	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate	Deposit Account Balance	As a % of Total Deposits	Wtd. Avg. Rate
($ in thousands)
Non-interest checking	$1,409,236	12.2%	—%	$1,401,226	12.3%	—%
Interest checking	1,881,740	16.3	0.64	1,778,520	15.6	0.50
Savings (passbook/statement)	807,608	7.0	0.11	836,501	7.3	0.11
Money market	2,645,762	22.9	0.76	2,566,096	22.5	0.65
Time deposits	4,817,346	41.7	1.69	4,804,803	42.2	1.50
Total	$11,561,692	100%	0.99%	$11,387,146	100%	0.87%

FHLB advances and other borrowings: Total borrowings increased to $2,540,000,000 as of December 31, 2018 from $2,330,000,000 as of September 30, 2018. The weighted average rate for FHLB borrowings was 2.75% as of December 31, 2018 and 2.66% at September 30, 2018. The increase was due to higher rates on short-term FHLB advances.

Stockholders' equity: The Company’s total stockholders' equity at December 31, 2018 was $1,983,089,000, or 12.25% of total assets. This was a decrease of $13,819,000 from the September 30, 2018 total of $1,996,908,000, or 12.59% of total assets. The Company’s equity was impacted in the three months ended December 31, 2018 by net income of $52,942,000, the payment of $14,638,000 in cash dividends, treasury stock purchases of $48,930,000, as well as an other comprehensive loss of $5,403,000.

RESULTS OF OPERATIONS
Net Income: The Company recorded net income of $52,942,000 for the three months ended December 31, 2018 compared to $51,670,000 for the prior year quarter.

Net Interest Income: For the three months ended December 31, 2018, net interest income was $119,152,000, which is $3,417,000 higher than the same quarter of the prior year. Net interest margin was 3.21% for the quarter ended December 31, 2018 compared to 3.26% for the quarter ended December 31, 2017. The increase in net interest income was primarily due to the average balance of earning assets increasing by $655,149,000 and the yield on earning assets increasing to 4.35% from 4.08%, partially offset by a higher average rate paid on interest-bearing liabilities, which was 1.24% for the three months ended December 31, 2018 compared to 0.91% for the same quarter one year ago. The higher yield on earning assets is the result of the rise in short-term interest rates, which resulted in a higher rate being earned on cash and adjustable rate loans and investment securities, as well as the shift in mix from investment securities into a higher proportion of loans receivable that carry higher yields on average. The higher rate on interest-bearing liabilities was primarily due to the increase in rates on interest-bearing deposit accounts and short-term FHLB advances, partially offset by the maturity of certain long-term FHLB advances with higher rates.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Rate / Volume Analysis:

	Comparison of Three Months Ended 12/31/18 and 12/31/17
($ in thousands)	Volume	Rate	Total
Interest income:
Loans receivable	$6,539	$6,015	$12,554
Mortgaged-backed securities	485	1,808	2,293
Investments (1)	173	1,822	1,995
All interest-earning assets	7,197	9,645	16,842
Interest expense:
Customer accounts	850	11,091	11,941
FHLB advances and other borrowings	1,018	466	1,484
All interest-bearing liabilities	1,868	11,557	13,425
Change in net interest income	$5,329	$(1,912)	$3,417
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB & FRB stock.
Provision (Release) for Loan Losses: The Company recorded a release of loan loss allowance of $500,000 for the three months ended December 31, 2018, compared with no provision for loan losses for the three months ended December 31, 2017. Reserving for new loan originations as the loan portfolio grows has been largely offset by recoveries of previously charged-off loans. Recoveries, net of charge-offs, totaled $1,408,000 for the three months ended December 31, 2018, compared to net recoveries of $3,082,000 during the three months ended December 31, 2017.

Other Income: The three months ended December 31, 2018 results include total other income of $19,009,000 compared to $6,795,000 for the same period one year ago, a $12,214,000 increase. The increase is primarily due to a net gain of $6,400,000 recognized this quarter from the sale and valuation adjustments of fixed assets as well as $8,550,000 of expense from FDIC loss share valuation adjustments in the three months ended December 31, 2017.

Other Expense: The three months ended December 31, 2018 results include total other expense of $71,672,000 compared to $61,941,000 for the same period one year ago, a $9,731,000 or 15.7% increase. The Company recognized $3,600,000 of non-recurring expense during the three months ended December 31, 2018 related to enhancements of its Bank Secrecy Act ("BSA") program and estimates that it will incur an additional $2,000,000 of non-recurring BSA related costs spread over the next two quarters. The Company has taken the opportunity allotted by the change in the tax law to make several strategic investments that have resulted in a higher level of operating expenses year over year. Those investments included a 5% salary increase for all employees earning less than $100,000; the establishment of a second technology team located in Boise, Idaho; the creation of an internal training team; and several new platform and system enhancements. Compensation and benefits costs increased $4,264,000 primarily due to headcount increases, the aforementioned salary increases and cost of living adjustments since last year. The number of staff, including part-time employees on a full-time equivalent basis, was 1,910 and 1,829 at December 31, 2018 and 2017, respectively. Information technology costs increased by $1,111,000 and other expenses increased by $3,652,000 for the three months ended December 31, 2018 as both were elevated primarily due to the aforementioned Bank Secrecy Act program enhancements and other technology platform initiatives. Total other expense for the three months ended December 31, 2018 and December 31, 2017 equaled 1.79% and 1.62%, respectively, of average assets.

Gain (Loss) on Real Estate Owned: Results for the three months ended December 31, 2018 include a net gain on real estate owned of $320,000, compared to a gain of $46,000 for the same period one year ago.

Income Tax Expense: Income tax expense totaled $14,367,000 for the three months ended December 31, 2018, compared to $8,965,000 for the same period one year ago. The effective tax rate for the three months ended December 31, 2018 was 21.35% compared to 14.79% for the three months ended December 31, 2017 and 20.76% for the full fiscal year ended September 30, 2018. The effective tax rate for the three months ended December 31, 2017 was lower due to discrete tax benefits of $3,743,000 recognized related to the revaluation of deferred tax assets and liabilities stemming from tax reform as well as tax benefits of $2,205,000 related to items such as the excess deduction for stock-based compensation.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2018. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2018 Form 10-K.

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

Item 1A. Risk Factors

In addition to the other information set forth below and in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the 2018 Form 10-K for the year ended September 30, 2018. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2018 to October 31, 2018	1,074,875	$28.97	1,074,875	957,723
November 1, 2018 to November 30, 2018	156,336	27.60	156,336	801,387
December 1, 2018 to December 31, 2018	508,981	26.48	508,981	292,406
Total	1,740,192	$28.12	1,740,192	292,406
 ___________________

(1)
The Company's stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 56,956,264 shares were authorized for repurchase. This does not include the 10,000,000 additional shares authorized by the Board of Directors on January 16, 2019.

Item 3.        Defaults Upon Senior Securities
Not applicable

Item 4.        Mine Safety Disclosures
Not applicable

Item 5.        Other Information
Not applicable

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Item 6.        Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer
	31.2	Section 302 Certification by the Chief Financial Officer
	32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer
	101	Financial Statements from the Company’s Form 10-Q for the three months ended December 31, 2018 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 25, 2019	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL President & Chief Executive Officer

January 25, 2019	/S/ VINCENT L. BEATTY
VINCENT L. BEATTY Executive Vice President and Chief Financial Officer

January 25, 2019	/S/ CORY D. STEWART
CORY D. STEWART Senior Vice President and Principal Accounting Officer