Form 10-Q
period 2019-03-31
WASHINGTON FEDERAL INC
filed 2019-05-01
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of class:	April 29, 2019
Common stock, $1.00 par value	80,442,401

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	March 31, 2019	September 30, 2018
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$279,554	$268,650
Available-for-sale securities, at fair value	1,545,606	1,314,957
Held-to-maturity securities, at amortized cost	1,553,683	1,625,420
Loans receivable, net of allowance for loan losses of $133,086 and $129,257	11,894,836	11,477,081
Interest receivable	50,790	47,295
Premises and equipment, net	277,010	267,995
Real estate owned	7,522	11,298
FHLB and FRB stock	138,390	127,190
Bank owned life insurance	219,167	216,254
Intangible assets, including goodwill of $301,368 and $301,368	310,266	311,286
Federal and state income tax assets, net	—	1,804
Other assets	158,384	196,494
	$16,435,208	$15,865,724
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$6,782,998	$6,582,343
Time deposit accounts	4,939,365	4,804,803
	11,722,363	11,387,146
FHLB advances	2,610,000	2,330,000
Advance payments by borrowers for taxes and insurance	25,839	57,417
Federal and state income tax liabilities, net	4,180	—
Accrued expenses and other liabilities	68,546	94,253
	14,430,928	13,868,816
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 135,506,620 and 135,343,417 shares issued; 80,435,217 and 82,710,911 shares outstanding	135,507	135,343
Additional paid-in capital	1,669,860	1,666,609
Accumulated other comprehensive income (loss), net of taxes	8,634	8,294
Treasury stock, at cost; 55,071,403 and 52,632,506 shares	(1,071,957)	(1,002,309)
Retained earnings	1,262,236	1,188,971
	2,004,280	1,996,908
	$16,435,208	$15,865,724

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In thousands, except share data)		(In thousands, except share data)
INTEREST INCOME
Loans receivable	$141,061	$126,529	$278,126	$251,040
Mortgage-backed securities	19,343	17,667	38,535	34,566
Investment securities and cash equivalents	7,178	4,883	13,543	9,253
	167,582	149,079	330,204	294,859
INTEREST EXPENSE
Customer accounts	29,666	16,414	56,245	31,052
FHLB advances	17,846	15,364	34,737	30,771
	47,512	31,778	90,982	61,823
Net interest income	120,070	117,301	239,222	233,036
Provision (release) for loan losses	750	(950)	250	(950)
Net interest income after provision (release)	119,320	118,251	238,972	233,986

OTHER INCOME
Gain (loss) on sale of investment securities	—	—	(9)	—
FDIC loss share valuation adjustments	—	—	—	(8,550)
Loan fee income	667	780	1,637	1,815
Deposit fee income	5,886	6,403	12,129	13,089
Other income	6,257	5,404	18,062	13,028
	12,810	12,587	31,819	19,382

OTHER EXPENSE
Compensation and benefits	32,774	31,625	66,657	61,244
Occupancy	9,830	9,013	19,098	17,684
FDIC insurance premiums	1,978	2,852	4,840	5,672
Product delivery	3,545	3,665	7,566	7,621
Information technology	8,755	8,781	17,795	16,710
Other expense	11,085	9,851	23,683	18,797
	67,967	65,787	139,639	127,728
Gain (loss) on real estate owned, net	808	(278)	1,128	(232)
Income before income taxes	64,971	64,773	132,280	125,408
Income tax expense	13,873	15,502	28,240	24,467
NET INCOME	$51,098	$49,271	$104,040	$100,941

PER SHARE DATA
Basic earnings per share	$0.63	$0.58	$1.28	$1.17
Diluted earnings per share	0.63	0.57	1.28	1.17
Dividends paid on common stock per share	0.20	0.17	0.38	0.32
Basic weighted average number of shares outstanding	80,968,050	85,647,494	81,384,456	86,299,885
Diluted weighted average number of shares outstanding	80,990,126	85,747,167	81,415,697	86,422,077

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Net income	$51,098	$49,271	$104,040	$100,941

Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sale investment securities	13,585	(11,467)	17,100	(13,431)
Reclassification adjustment of net gain (loss) from sale of available-for-sale securities included in net income	—	—	(9)	—
Related tax benefit (expense)	(3,091)	3,681	(3,889)	4,403
	10,494	(7,786)	13,202	(9,028)

Net unrealized gain (loss) on cash flow hedges of borrowings	(6,150)	10,332	(16,650)	17,022
Related tax benefit (expense)	1,399	(1,651)	3,788	(4,110)
	(4,751)	8,681	(12,862)	12,912

Other comprehensive income (loss) net of tax	5,743	895	340	3,884
Comprehensive income	$56,841	$50,166	$104,380	$104,825

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2019	$135,496	$1,668,666	$1,227,275	$2,891	$(1,051,239)	$1,983,089
Net income	—	—	51,098	—	—	51,098
Other comprehensive income (loss)	—	—	—	5,743	—	5,743
Dividends on common stock ($0.20 per share)	—	—	(16,137)	—	—	(16,137)
Proceeds from stock-based awards	8	87	—	—	—	95
Stock-based compensation expense	3	1,107	—	—	—	1,110
Treasury stock acquired	—	—	—	—	(20,718)	(20,718)
Balance at March 31, 2019	$135,507	$1,669,860	$1,262,236	$8,634	$(1,071,957)	$2,004,280

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2018	$135,275	$1,661,866	$1,081,517	$8,004	$(877,044)	$2,009,618
Adjustment pursuant to adoption of ASU 2018-02	—	—	(1,772)	1,772	—	—
Net income	—	—	49,271	—	—	49,271
Other comprehensive income (loss)	—	—	—	(877)	—	(877)
Dividends on common stock ($0.17 per share)	—	—	(13,812)	—	—	(13,812)
Proceeds from stock-based awards	42	904	—	—	—	946
Stock-based compensation expense	17	1,505	—	—	—	1,522
Treasury stock acquired	—	—	—	—	(57,995)	(57,995)
Balance at March 31, 2018	$135,334	$1,664,275	$1,115,204	$8,899	$(935,039)	$1,988,673

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2018	$135,343	$1,666,609	$1,188,971	$8,294	$(1,002,309)	$1,996,908
Net income	—	—	104,040	—	—	104,040
Other comprehensive income (loss)	—	—	—	340	—	340
Dividends on common stock ($0.38 per share)	—	—	(30,775)	—	—	(30,775)
Proceeds from stock-based awards	24	529	—	—	—	553
Stock-based compensation expense	101	2,761	—	—	—	2,862
Exercise of stock warrants	39	(39)				—
Treasury stock acquired	—	—	—	—	(69,648)	(69,648)
Balance at March 31, 2019	$135,507	$1,669,860	$1,262,236	$8,634	$(1,071,957)	$2,004,280

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2017	$134,958	$1,660,885	$1,042,890	$5,015	$(838,060)	$2,005,688
Adjustment pursuant to adoption of ASU 2018-02	—	—	(1,772)	1,772	—	—
Net income	—	—	100,941	—	—	100,941
Other comprehensive income (loss)	—	—	—	2,112	—	2,112
Dividends on common stock ($0.32 per share)	—	—	(26,855)	—	—	(26,855)
Proceeds from stock-based awards	56	1,176	—	—	—	1,232
Stock-based compensation expense	211	2,323	—	—	—	2,534
Exercise of stock warrants	109	(109)	—	—	—	—
Treasury stock acquired	—	—	—	—	(96,979)	(96,979)
Balance at March 31, 2018	$135,334	$1,664,275	$1,115,204	$8,899	$(935,039)	$1,988,673

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$104,040	$100,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion expense, net	14,924	26,756
Cash received from (paid to) FDIC under loss share agreements, net	—	1,595
Stock-based compensation expense	2,862	2,534
Provision (release) for loan losses	250	(950)
Loss (gain) on sale of investment securities	9	—
Gain on bank owned life insurance	—	(2,416)
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(8,379)	(1,022)
Decrease (increase) in accrued interest receivable	(3,495)	(2,288)
Decrease (increase) in federal and state income tax receivable	1,804	(1,414)
Decrease (increase) in cash surrender value of bank owned life insurance	(2,913)	(3,012)
Decrease (increase) in other assets	21,460	(8,797)
Increase (decrease) in federal and state income tax liabilities	4,080	—
Increase (decrease) in accrued expenses and other liabilities	(25,707)	8,277
Net cash provided by (used in) operating activities	108,935	120,204
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(417,355)	(199,526)
Loans purchased	—	(143,605)
FHLB & FRB stock purchased	(309,800)	(259,400)
FHLB & FRB stock redeemed	298,600	255,400
Available-for-sale securities purchased	(290,574)	(123,324)
Principal payments and maturities of available-for-sale securities	75,483	104,733
Proceeds from sales of available-for-sale securities	491	—
Held-to-maturity securities purchased	—	(170,836)
Principal payments and maturities of held-to-maturity securities	70,096	98,781
Proceeds from sales of real estate owned	5,822	6,803
Proceeds from settlement of bank owned life insurance	—	3,484
Cash paid for acquisitions	—	(2,211)
Proceeds from sales of premises and equipment	11,622	1
Premises and equipment purchased and REO improvements	(26,337)	(12,819)
Net cash provided by (used in) investing activities	(581,952)	(442,519)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	335,369	304,001
Proceeds from borrowings	7,745,000	6,485,000
Repayments of borrowings	(7,465,000)	(6,385,000)
Proceeds from stock-based awards	553	1,232
Dividends paid on common stock	(30,775)	(26,855)
Treasury stock purchased	(69,648)	(96,979)
Increase (decrease) in borrower advances related to taxes and insurance, net	(31,578)	(15,346)
Net cash provided by (used in) financing activities	483,921	266,053
Increase (decrease) in cash and cash equivalents	10,904	(56,262)
Cash, cash equivalents and restricted cash at beginning of period	268,650	313,070
Cash, cash equivalents and restricted cash at end of period	$279,554	$256,808
(CONTINUED)

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2019	2018
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$253	$1,329
Non-cash financing activities
Stock issued upon exercise of warrants	1,082	3,761
Cash paid during the period for
Interest	91,921	60,870
Income taxes	15,255	25,265

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

Restricted Cash Balances - Based on the level of vault cash on hand, the Company was not required to maintain cash reserve balances with the Federal Reserve Bank as of March 31, 2019. As of March 31, 2019 and September 30, 2018, the Company pledged cash collateral related to derivative contracts of $18,000,000 and $18,000,000, respectively.

Equity Securities - The Company records equity securities within Other assets in its Consolidated Statements of Financial Condition. Investments in equity securities with readily determinable fair values (marketable) are measured at fair value, with changes in the fair value recognized as a component of Other income in the Consolidated Statements of Operations. Investments in equity investments that do not have readily determinable fair values (non-marketable) are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, also referred to as the measurement alternative. Any adjustments to the carrying value of these investments are recorded in Other income in the Consolidated Statements of Operations.

Off-Balance-Sheet Credit Exposures - The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $2,265,227,000 and $2,180,162,000 at March 31, 2019 and September 30, 2018, respectively. The Company estimates losses on off-balance-sheet credit exposures by allocating a loss percentage derived from historical loss factors for each asset class.

NOTE B – New Accounting Pronouncements

In April 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, that clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition and measurement of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective for fiscal years beginning after December 15, 2019 and the amendments of ASU 2017-12 are effective as of the beginning of the Company’s next annual reporting period; early adoption is permitted. The Company previously adopted both ASU 2017-12 and ASU 2016-01 and does not expect the amendments of ASU 2019-04 will have a material impact

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

on its consolidated financial statements. The Company is continuing to evaluate the impact of ASU 2016-13 and will consider the amendments of ASU 2019-04 as part of that process.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments also require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, including reasonably certain renewal periods. The amendments in the ASU are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company is assessing the impact that this guidance will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU adds, eliminates, and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the added disclosure requirements until their effective date. As the ASU only revises disclosure requirements, this guidance will not have a material impact on the Company's consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect to not separate non-lease components from leases when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (October 1, 2019 for the Company). The Company expects to elect both transition options. ASU 2018-11 is not expected to have a material impact on the Company's consolidated financial statements.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU, as amended, requires lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The guidance also simplifies the accounting for sale and leaseback transactions and introduces new disclosure requirements for leasing arrangements. Accounting by lessors is largely unchanged. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the standard effective October 1, 2019. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. The Company leases a number of properties under non-cancelable operating leases which will be subject to this ASU. We do not expect a material impact to our Consolidated Statement of Operations as a result of this ASU. While the Company has not quantified the impact to its Consolidated Statement of Condition, the Company expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments based on the present value of unpaid lease payments as of the date of adoption. For information on the Company's future minimum lease payments, refer to Note I Premises and Equipment in our Annual Report on Form 10-K for the year ended September 30, 2018.

NOTE C – Dividends and Share Repurchases

On February 22, 2019, the Company paid a regular dividend on common stock of $0.20 per share, which represented the 144th consecutive quarterly cash dividend. Dividends per share were $0.20 and $0.17 for the quarters ended March 31, 2019 and 2018, respectively. On April 29, 2019, the Company declared a regular dividend on common stock of $0.20 per share, which represents its 145th consecutive quarterly cash dividend. This dividend will be paid on May 24, 2019 to common shareholders of record on May 10, 2019.

For the three months ended March 31, 2019, the Company repurchased 698,705 shares at an average price of $29.65. As of March 31, 2019, there are 9,593,701 remaining shares authorized to be repurchased under the current Board approved share repurchase program.

NOTE D – Loans Receivable

The following table is a summary of loans receivable.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2019		September 30, 2018
	(In thousands)		(In thousands)
Gross loans by category
Single-family residential	$5,861,404	44.3%	$5,798,966	45.1%
Construction	1,980,274	15.0	1,890,668	14.7
Construction - custom	586,515	4.4	624,479	4.9
Land - acquisition & development	194,739	1.5	155,204	1.2
Land - consumer lot loans	97,152	0.7	102,036	0.8
Multi-family	1,423,723	10.7	1,385,125	10.8
Commercial real estate	1,570,502	11.9	1,452,168	11.3
Commercial & industrial	1,230,888	9.3	1,140,874	8.9
HELOC	139,203	1.0	130,852	1.0
Consumer	156,002	1.2	173,306	1.3
Total gross loans	13,240,402	100%	12,853,678	100%
Less:
Allowance for loan losses	133,086		129,257
Loans in process	1,162,787		1,195,506
Net deferred fees, costs and discounts	49,693		51,834
Total loan contra accounts	1,345,566		1,376,597
Net loans	$11,894,836		$11,477,081

The following table sets forth information regarding non-accrual loans.

	March 31, 2019		September 30, 2018
	(In thousands, except ratio data)
Non-accrual loans:
Single-family residential	$24,474	50.0%	$27,643	49.6%
Construction	1,282	2.6	2,427	4.4
Land - acquisition & development	242	0.5	920	1.7
Land - consumer lot loans	579	1.2	787	1.4
Commercial real estate	9,162	18.7	8,971	16.1
Commercial & industrial	12,366	25.3	14,394	25.8
HELOC	812	1.7	523	0.9
Consumer	24	—	21	—
Total non-accrual loans	$48,941	100%	$55,686	100%
% of total net loans	0.41%		0.49%

The Company recognized interest income on non-accrual loans of approximately $1,571,000 in the six months ended March 31, 2019. Had these loans been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $1,151,000 for the six months ended March 31, 2019. Recognized interest income for the six months ended March 31, 2019 was higher than what otherwise would have been collected in the period due to the collection of past due amounts. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

The following tables provide details regarding delinquent loans.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2019	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Single-family residential	$5,860,365	$5,830,848	$10,018	$2,672	$16,827	$29,517	0.50%
Construction	1,139,970	1,138,688	—	—	1,282	1,282	0.11
Construction - custom	307,405	306,929	—	476	—	476	0.15
Land - acquisition & development	152,546	152,394	152	—	—	152	0.10
Land - consumer lot loans	97,033	96,278	502	—	253	755	0.78
Multi-family	1,423,701	1,422,270	1,431	—	—	1,431	0.10
Commercial real estate	1,570,502	1,566,393	743	—	3,366	4,109	0.26
Commercial & industrial	1,230,888	1,221,571	311	—	9,006	9,317	0.76
HELOC	139,203	137,982	388	229	604	1,221	0.88
Consumer	156,002	155,749	91	16	146	253	0.16
Total Loans	$12,077,615	$12,029,102	$13,636	$3,393	$31,484	$48,513	0.40%
Delinquency %		99.60%	0.11%	0.03%	0.26%	0.40%

September 30, 2018	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Single-family residential	$5,798,353	$5,768,253	$7,983	$3,562	$18,555	$30,100	0.52%
Construction	1,062,855	1,060,428	—	—	2,427	2,427	0.23
Construction - custom	289,192	289,192	—	—	—	—	—
Land - acquisition & development	123,560	122,620	—	270	670	940	0.76
Land - consumer lot loans	101,908	101,294	144	117	353	614	0.60
Multi-family	1,385,103	1,385,103	—	—	—	—	—
Commercial real estate	1,452,169	1,448,946	316	1,767	1,140	3,223	0.22
Commercial & industrial	1,140,874	1,130,836	—	—	10,038	10,038	0.88
HELOC	130,852	129,510	567	469	306	1,342	1.03
Consumer	173,306	172,777	172	328	29	529	0.31
Total Loans	$11,658,172	$11,608,959	$9,182	$6,513	$33,518	$49,213	0.42%
Delinquency %		99.58%	0.08%	0.06%	0.29%	0.42%

The percentage of total delinquent loans was 0.40% as of March 31, 2019 and 0.42% as of September 30, 2018. There are no loans greater than 90 days delinquent and still accruing interest as of either date.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information related to loans restructured in a troubled debt restructuring ("TDR") during the periods presented:

	Three Months Ended March 31,
	2019			2018
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		($ in thousands)			($ in thousands)
Troubled Debt Restructurings:
Single-family residential	2	$39	$39	12	$2,183	$2,183
Land - consumer lot loans	1	40	40	—	—	—
	3	$79	$79	12	$2,183	$2,183

	Six Months Ended March 31,
	2019			2018
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		($ in thousands)			($ in thousands)
Troubled Debt Restructurings:
Single-family residential	3	$323	$323	20	$4,195	$4,195
Land - consumer lot loans	1	40	40	—	—	—
Commercial & Industrial	—	—	—	3	7,256	7,256
	4	$363	$363	23	$11,451	$11,451

The following table provides information on payment defaults occurring during the periods presented where the loan had been modified in a TDR within 12 months of the payment default.

	Three Months Ended March 31,
	2019		2018
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	($ in thousands)		($ in thousands)
Trouble Debt Restructurings That Subsequently Defaulted:
Single-family residential	4	$755	1	$162
	4	$755	1	$162

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended March 31,
	2019		2018
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	($ in thousands)		($ in thousands)
Trouble Debt Restructurings That Subsequently Defaulted:
Single-family residential	5	$1,298	2	$206
	5	$1,298	2	$206

Most loans restructured in TDRs are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. As of March 31, 2019, 96.9% of the Company's $140,599,000 in TDRs were classified as performing. Each request for modification is individually evaluated for merit and likelihood of success. The concession granted in a loan modification is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty four months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of March 31, 2019, single-family residential loans comprised 89.8% of TDRs.

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans
The following tables summarize the activity in the allowance for loan losses.

Three Months Ended March 31, 2019	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$31,484	$(150)	$310	$(168)	$31,476
Construction	31,463	—	—	1,933	33,396
Construction - custom	1,926	—	—	50	1,976
Land - acquisition & development	9,156	—	1,300	(722)	9,734
Land - consumer lot loans	2,144	(48)	—	(20)	2,076
Multi-family	7,884	—	—	(490)	7,394
Commercial real estate	12,711	—	244	(507)	12,448
Commercial & industrial	30,279	(285)	24	556	30,574
HELOC	1,064	(200)	43	175	1,082
Consumer	3,054	(332)	265	(57)	2,930
	$131,165	$(1,015)	$2,186	$750	$133,086

Three Months Ended March 31, 2018	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$35,928	$(290)	$211	$(1,705)	$34,144
Construction	25,214	—	—	2,175	27,389
Construction - custom	2,052	—	—	29	2,081
Land - acquisition & development	7,355	—	1,207	(940)	7,622
Land - consumer lot loans	2,906	(18)	—	(35)	2,853
Multi-family	7,904	—	—	78	7,982
Commercial real estate	11,625	(36)	1	(2)	11,588
Commercial & industrial	29,268	—	115	(53)	29,330
HELOC	808	(1)	—	(5)	802
Consumer	4,095	(94)	276	(492)	3,785
	$127,155	$(439)	$1,810	$(950)	$127,576

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Six Months Ended March 31, 2019	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$33,033	$(175)	$539	$(1,921)	$31,476
Construction	31,317	—	—	2,079	33,396
Construction - custom	1,842	—	—	134	1,976
Land - acquisition & development	7,978	—	3,082	(1,326)	9,734
Land - consumer lot loans	2,164	(120)	265	(233)	2,076
Multi-family	8,329	—	—	(935)	7,394
Commercial real estate	11,852	(339)	770	165	12,448
Commercial & industrial	28,702	(464)	58	2,278	30,574
HELOC	781	(1,086)	44	1,343	1,082
Consumer	3,259	(472)	477	(334)	2,930
	$129,257	$(2,656)	$5,235	$1,250	$133,086

Six Months Ended March 31, 2018	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$36,892	$(750)	$331	$(2,329)	$34,144
Construction	24,556	—	—	2,833	27,389
Construction - custom	1,944	(50)	—	187	2,081
Land - acquisition & development	6,829	—	4,579	(3,786)	7,622
Land - consumer lot loans	2,649	(66)	—	270	2,853
Multi-family	7,862	—	—	120	7,982
Commercial real estate	11,818	(36)	1	(195)	11,588
Commercial & industrial	28,524	(116)	170	752	29,330
HELOC	855	(1)	1	(53)	802
Consumer	1,144	(172)	562	2,251	3,785
	$123,073	$(1,191)	$5,644	$50	$127,576

The Company recorded a provision for loan losses of $750,000 for the three months ended March 31, 2019, compared to a $950,000 release of allowance for loan losses for the three months ended March 31, 2018. A provision for loan losses of $250,000 and a release of allowance for loan losses of $950,000 was recorded for the six months ended March 31, 2019 and March 31, 2018, respectively. Reserving for new loan originations as the loan portfolio grows has been largely offset by recoveries of previously charged-off loans. Recoveries, net of charge-offs, totaled $1,171,000 for the three months ended March 31, 2019, compared to net recoveries of $1,371,000 during the three months ended March 31, 2018. Recoveries, net of charge-offs, totaled $2,579,000 for the six months ended March 31, 2019, compared to net recoveries of $4,453,000 during the six months ended March 31, 2018.

Non-performing assets were $59,572,000, or 0.36% of total assets, at March 31, 2019, compared to $70,093,000, or 0.44% of total assets, at September 30, 2018. Non-accrual loans were $48,941,000 at March 31, 2019, compared to $55,686,000 at September 30, 2018. Delinquencies, as a percent of total loans, were 0.40% at March 31, 2019, compared to 0.42% at September 30, 2018.

The reserve for unfunded commitments was $6,250,000 as of March 31, 2019, which is a decrease from $7,250,000 at September 30, 2018.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $139,336,000, or 1.05% of gross loans as of March 31, 2019, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments.

The following tables show loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves.

March 31, 2019	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	(In thousands, except ratio data)			(In thousands, except ratio data)
Single-family residential	$31,476	$5,848,663	0.5%	$—	$16,836	—%
Construction	33,396	1,138,688	2.9	—	1,282	—
Construction - custom	1,976	307,405	0.6	—	—	—
Land - acquisition & development	9,727	152,304	6.4	7	242	2.9
Land - consumer lot loans	2,076	92,614	2.2	—	309	—
Multi-family	7,390	1,422,864	0.5	4	837	0.5
Commercial real estate	12,328	1,552,990	0.8	120	17,512	0.7
Commercial & industrial	30,329	1,219,921	2.5	245	12,651	1.9
HELOC	1,082	137,716	0.8	—	528	—
Consumer	2,930	154,201	1.9	—	52	—
	$132,710	$12,027,366	1.1%	$376	$50,249	0.7%

September 30, 2018	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	(In thousands, except ratio data)			(In thousands, except ratio data)
Single-family residential	$33,033	$5,782,870	0.6%	$—	$21,345	—%
Construction	31,317	1,060,428	3.0	—	2,427	—
Construction - custom	1,842	289,192	0.6	—	—	—
Land - acquisition & development	7,969	122,639	6.5	9	920	1.0
Land - consumer lot loans	2,164	96,583	2.2	—	507	—
Multi-family	8,325	1,384,655	0.6	4	448	1.0
Commercial real estate	11,702	1,432,791	0.8	150	19,378	0.8
Commercial & industrial	28,348	1,126,438	2.5	354	14,437	2.5
HELOC	781	128,715	0.6	—	1,162	—
Consumer	3,259	173,181	1.9	—	56	—
	$128,740	$11,597,492	1.1%	$517	$60,680	0.9%

As of March 31, 2019, $132,710,000 of the allowance was calculated under the Company's general allowance methodology and the remaining $376,000 was specific reserves on loans deemed to be individually impaired. As of September 30, 2018, $128,740,000 of the allowance was calculated under the Company's general allowance methodology and the remaining $517,000 was specific reserves on loans deemed to be individually impaired.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on loans based on risk rating categories as defined above.

March 31, 2019	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Single-family residential	$5,831,775	$—	$29,629	$—	$—	$5,861,404
Construction	1,978,992	—	1,282	—	—	1,980,274
Construction - custom	586,515	—	—	—	—	586,515
Land - acquisition & development	190,807	2,424	1,508	—	—	194,739
Land - consumer lot loans	96,573	—	579	—	—	97,152
Multi-family	1,415,872	—	7,851	—	—	1,423,723
Commercial real estate	1,529,461	7,599	33,442	—	—	1,570,502
Commercial & industrial	1,195,835	4,238	30,815	—	—	1,230,888
HELOC	138,391	—	812	—	—	139,203
Consumer	155,978	—	24	—	—	156,002
Total gross loans	$13,120,199	$14,261	$105,942	$—	$—	$13,240,402

Total grade as a % of total gross loans	99.1%	0.1%	0.8%	—%	—%

September 30, 2018	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Single-family residential	$5,766,096	$—	$32,870	$—	$—	$5,798,966
Construction	1,886,304	1,937	2,427	—	—	1,890,668
Construction - custom	624,479	—	—	—	—	624,479
Land - acquisition & development	152,984	—	2,220	—	—	155,204
Land - consumer lot loans	101,249	—	787	—	—	102,036
Multi-family	1,378,803	1,633	4,689	—	—	1,385,125
Commercial real estate	1,421,602	7,114	23,452	—	—	1,452,168
Commercial & industrial	1,093,405	16,513	30,956	—	—	1,140,874
HELOC	130,330	—	522	—	—	130,852
Consumer	173,285	—	21	—	—	173,306
Total gross loans	$12,728,537	$27,197	$97,944	$—	$—	$12,853,678

Total grade as a % of total gross loans	99.0%	0.2%	0.8%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on gross loans based on borrower payment activity.

March 31, 2019	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands, except ratio data)
Single-family residential	$5,836,930	99.6%	$24,474	0.4%
Construction	1,978,992	99.9	1,282	0.1
Construction - custom	586,515	100.0	—	—
Land - acquisition & development	194,497	99.9	242	0.1
Land - consumer lot loans	96,573	99.4	579	0.6
Multi-family	1,423,723	100.0	—	—
Commercial real estate	1,561,340	99.4	9,162	0.6
Commercial & industrial	1,218,522	99.0	12,366	1.0
HELOC	138,391	99.4	812	0.6
Consumer	155,978	100.0	24	—
	$13,191,461	99.6%	$48,941	0.4%

September 30, 2018	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands, except ratio data)
Single-family residential	$5,771,323	99.5%	$27,643	0.5%
Construction	1,888,241	99.9	2,427	0.1
Construction - custom	624,479	100.0	—	—
Land - acquisition & development	154,284	99.4	920	0.6
Land - consumer lot loans	101,249	99.2	787	0.8
Multi-family	1,385,125	100.0	—	—
Commercial real estate	1,443,197	99.4	8,971	0.6
Commercial & industrial	1,126,480	98.7	14,394	1.3
HELOC	130,329	99.6	523	0.4
Consumer	173,285	100.0	21	—
	$12,797,992	99.6%	$55,686	0.4%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on impaired loan balances and the related allowances by loan types.

March 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment (Year-To-Date)
	(In thousands)
Impaired loans with no related allowance recorded:
Single-family residential	$16,089	$16,964	$—		$16,800
Construction	1,532	1,750	—		1,953
Land - acquisition & development	143	143	—		431
Land - consumer lot loans	135	165	—		209
Commercial real estate	8,757	13,482	—		9,376
Commercial & industrial	9,006	9,321	—		9,670
HELOC	528	528	—		486
Consumer	22	88	—		22
	36,212	42,441	—		38,947
Impaired loans with an allowance recorded:
Single-family residential	126,265	129,043	2,202		133,290
Land - acquisition & development	99	154	—		103
Land - consumer lot loans	4,489	4,946	7		4,669
Multi-family	419	419	4		434
Commercial real estate	4,942	6,051	120		5,583
Commercial & industrial	3,360	6,830	245		3,937
HELOC	960	972	—		968
Consumer	65	65	—		67
	140,599	148,480	2,578	(1)	149,051
Total impaired loans:
Single-family residential	142,354	146,007	2,202		150,090
Construction	1,532	1,750	—		1,953
Land - acquisition & development	242	297	—		534
Land - consumer lot loans	4,624	5,111	7		4,878
Multi-family	419	419	4		434
Commercial real estate	13,699	19,533	120		14,959
Commercial & industrial	12,366	16,151	245		13,607
HELOC	1,488	1,500	—		1,454
Consumer	87	153	—		89
	$176,811	$190,921	$2,578	(1)	$187,998

(1)	Includes $376,000 of specific reserves and $2,202,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment (Year-To-Date)
	(In thousands)
Impaired loans with no related allowance recorded:
Single-family residential	$18,872	$20,050	$—		$20,097
Construction	2,698	2,818	—		1,349
Construction - custom	—	—	—		74
Land - acquisition & development	814	814	—		572
Land - consumer lot loans	311	336	—		260
Multi-family	—	—	—		70
Commercial real estate	9,425	14,035	—		11,158
Commercial & industrial	10,137	10,146	—		9,208
HELOC	410	1,170	—		450
Consumer	20	56	—		54
	42,687	49,425	—		43,292
Impaired loans with an allowance recorded:
Single-family residential	139,796	143,099	2,871		161,729
Land - acquisition & development	107	157	—		39
Land - consumer lot loans	4,916	5,290	9		6,449
Multi-family	448	448	4		471
Commercial real estate	6,254	7,733	150		10,445
Commercial & industrial	4,291	7,506	354		4,495
HELOC	976	984	—		1,395
Consumer	70	70	—		83
	156,858	165,287	3,388	(1)	185,106
Total impaired loans:
Single-family residential	158,668	163,149	2,871		181,826
Construction	2,698	2,818	—		1,349
Construction - custom	—	—	—		74
Land - acquisition & development	921	971	—		611
Land - consumer lot loans	5,227	5,626	9		6,709
Multi-family	448	448	4		541
Commercial real estate	15,679	21,768	150		21,603
Commercial & industrial	14,428	17,652	354		13,703
HELOC	1,386	2,154	—		1,845
Consumer	90	126	—		137
	$199,545	$214,712	$3,388	(1)	$228,398

(1)	Includes $517,000 of specific reserves and $2,871,000 included in the general reserves.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$235,280	$—	$235,280
Municipal bonds	—	22,408	—	22,408
Corporate debt securities	—	257,981	—	257,981
Mortgage-backed securities
Agency pass-through certificates	—	1,029,937	—	1,029,937
Total available-for-sale securities	—	1,545,606	—	1,545,606
Interest rate contracts	—	2,822	—	2,822
Borrowings hedges	—	5,600	—	5,600
Total financial assets	$—	$1,554,028	$—	$1,554,028

Financial Liabilities
Interest rate contracts	$—	$2,822	$—	$2,822
Commercial loan hedges	—	94	—	94
Total financial liabilities	$—	$2,916	$—	$2,916
There were no transfers between, into and/or out of Levels 1, 2 or 3 during the six months ended March 31, 2019.

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
Equity securities	$488	$—	$—	$488
U.S. government and agency securities	—	207,293	—	207,293
Municipal bonds	—	22,978	—	22,978
Corporate debt securities	—	184,695	—	184,695
Mortgage-backed securities
Agency pass-through certificates	—	896,041	—	896,041
Commercial MBS	—	3,462	—	3,462
Total available-for-sale securities	488	1,314,469	—	1,314,957
Interest rate contracts	—	12,731	—	12,731
Commercial loan hedges	—	3,857	—	3,857
Borrowings hedges	—	22,250	—	22,250
Total financial assets	$488	$1,353,307	$—	$1,353,795

Financial Liabilities
Interest rate contracts	$—	$12,731	$—	$12,731
Total financial liabilities	$—	$12,731	$—	$12,731
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

When management determines that the fair value of the collateral or the real estate owned requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the impaired loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2019 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at March 31, 2019 and March 31, 2018, and the total gains (losses) resulting from those fair value adjustments for the three and six months ended March 31, 2019 and March 31, 2018. The estimated fair value measurements are shown gross of estimated selling costs.

	March 31, 2019				Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Impaired loans (1)	$—	$—	$3,316	$3,316	$(511)	$(1,237)
Real estate owned (2)	—	—	2,550	2,550	431	399
Balance at end of period	$—	$—	$5,866	$5,866	$(80)	$(838)

(1)	The gains (losses) represent remeasurements of collateral-dependent loans.

(2)	The gains (losses) represent remeasurements of REO.

	March 31, 2018				Three Months Ended March 31, 2018	Six Months Ended March 31, 2018
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Impaired loans (1)	$—	$—	$7,343	$7,343	$(466)	$(973)
Real estate owned (2)	—	—	5,520	5,520	(379)	(559)
Balance at end of period	$—	$—	$12,863	$12,863	$(845)	$(1,532)

(1)	The gains (losses) represent remeasurements of collateral-dependent loans.

(2)	The gains (losses) represent remeasurements of REO.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		March 31, 2019		September 30, 2018
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$279,554	$279,554	$268,650	$268,650
Available-for-sale securities
Equity securities	1	—	—	488	488
U.S. government and agency securities	2	235,280	235,280	207,293	207,293
Municipal bonds	2	22,408	22,408	22,978	22,978
Corporate debt securities	2	257,981	257,981	184,695	184,695
Mortgage-backed securities
Agency pass-through certificates	2	1,029,937	1,029,937	896,041	896,041
Commercial MBS	2	—	—	3,462	3,462
Total available-for-sale securities		1,545,606	1,545,606	1,314,957	1,314,957
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	1,538,683	1,520,608	1,610,420	1,533,742
Commercial MBS	2	15,000	14,944	15,000	15,028
Total held-to-maturity securities		1,553,683	1,535,552	1,625,420	1,548,770

Loans receivable	3	11,894,836	12,234,924	11,477,081	11,556,326
FHLB and FRB stock	2	138,390	138,390	127,190	127,190
Other assets - interest rate contracts	2	2,822	2,822	12,731	12,731
Other assets - commercial loan hedges	2	—	—	3,857	3,857
Other assets - borrowings hedges	2	5,600	5,600	22,250	22,250

Financial liabilities
Time deposit accounts	2	4,939,365	4,942,666	4,804,803	4,779,040
FHLB advances	2	2,610,000	2,590,365	2,330,000	2,316,964
Other liabilities - interest rate contracts	2	2,822	2,822	12,731	12,731
Other liabilities - commercial loan hedges	2	94	94	—	—
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
Loans receivable – Fair values are estimated first by stratifying the portfolios of loans with similar financial characteristics. Loans are segregated by type such as multi-family real estate, residential mortgage, construction, commercial, consumer and land loans. Each loan category is further segmented into fixed- and adjustable-rate interest terms. For residential mortgages and multi-family loans, the bank determined that its best exit price was by securitization. MBS benchmark prices are used as a base price, with further loan level pricing adjustments made based on individual loan characteristics such as Fico score, LTV, Property Type and occupancy. For all other loan categories an estimate of fair value is then calculated based on discounted cash flows using a discount rate offered and observed in the market on similar products, plus an adjustment for liquidity to reflect the non-homogeneous nature of the loans, as well as, a annual loss rate based on historical losses to arrive at an estimated exit price fair value. Fair value for impaired loans is also based on recent appraisals or estimated cash flows discounted using rates commensurate with risk associated

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.
FHLB and FRB stock – The fair value is based upon the par value of the stock that equates to its carrying value.
Time deposit accounts – The fair value of certificates of deposit is estimated by discounting the estimated future cash flows using rates offered for deposits with similar remaining maturities.
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
Borrowings hedges – The fair value of the interest rate swaps is estimated by a third party pricing service using a discounted cash flow technique.
The following tables provide a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities.

	March 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
5 to 10 years	$70,806	$2	$(1,182)	$69,626	2.75%
Over 10 years	166,674	38	(1,058)	165,654	3.55
Corporate debt securities due
1 to 5 years	113,832	1,402	(263)	114,971	3.92
5 to 10 years	142,776	808	(574)	143,010	3.49
Municipal bonds due
1 to 5 years	1,414	12	—	1,426	1.92
Over 10 years	20,313	669	—	20,982	6.45
Mortgage-backed securities
Agency pass-through certificates	1,024,213	10,337	(4,613)	1,029,937	3.36
	1,540,028	13,268	(7,690)	1,545,606	3.44
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,538,683	3,599	(21,674)	1,520,608	3.16
Commercial MBS	15,000	—	(56)	14,944	3.35
	1,553,683	3,599	(21,730)	1,535,552	3.16
	$3,093,711	$16,867	$(29,420)	$3,081,158	3.30%

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

For available-for-sale investment securities, there were sales totaling $491,000 during the six months ended March 31, 2019 and no sales during the six months ended March 31, 2018. There were purchases of $290,574,000 of available-for-sale investment securities during the six months ended March 31, 2019 and purchases of $123,324,000 during the six months ended March 31, 2018. For held-to-maturity investment securities, there were no purchases during the six months ended March 31, 2019 and purchases of $170,836,000 during the six months ended March 31, 2018. There were no sales of held-to-maturity investment securities during either period. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.
The following tables show the unrealized gross losses and fair value of securities as of March 31, 2019 and September 30, 2018, by length of time that individual securities in each category have been in a continuous loss position. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other than temporarily impaired.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2019	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate debt securities	$(574)	$49,521	$(263)	$49,737	$(837)	99,258
U.S. government and agency securities	(621)	84,101	(1,619)	129,356	(2,240)	213,457
Mortgage-backed securities	(418)	160,772	(25,925)	1,621,708	(26,343)	1,782,480
	$(1,613)	$294,394	$(27,807)	$1,800,801	$(29,420)	$2,095,195

September 30, 2018	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate debt securities	$(929)	$49,072	$(14)	$24,988	$(943)	$74,060
Municipal bonds due	(24)	1,374	—	—	(24)	1,374
U.S. government and agency securities	(141)	37,565	(1,645)	76,499	(1,786)	114,064
Equity securities	(12)	488	—	—	(12)	488
Mortgage-backed securities	(28,748)	1,035,754	(61,669)	1,183,017	(90,417)	2,218,771
	$(29,854)	$1,124,253	$(63,328)	$1,284,504	$(93,182)	$2,408,757

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

On October 1, 2018, the Company early adopted ASU 2017-12, Targeted Improvements to Accounting for Hedge Activities. This standard primarily impacts the accounting for derivatives designated as fair value and cash flow accounting hedges.

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at March 31, 2019 and September 30, 2018:

March 31, 2019	Derivatives Assets			Derivative Liabilities
	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program	Other assets	$398,666	$2,822	Other liabilities	$398,666	$2,822
Commercial loan fair value hedges	Other assets	—	—	Other liabilities	95,645	94
Borrowings cash flow hedges	Other assets	700,000	5,600	Other liabilities	—	—
		$1,098,666	$8,422		$494,311	$2,916

September 30, 2018	Derivatives Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program	Other assets	$395,396	$12,731	Other liabilities	$395,396	$12,731
Commercial loan fair value hedges	Other assets	97,927	3,857	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	700,000	22,250	Other liabilities	—	—
		$1,193,323	$38,838		$395,396	$12,731

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

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following table presents the impact of fair value hedge accounting on the carrying value of the hedged items (fixed rate commercial loans) at March 31, 2019:

(In thousands)	March 31, 2019
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable	$95,770	$(94)
	$95,770	$(94)

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. As of March 31, 2019, the maturities for hedges of adjustable rate borrowings ranged from one to seven years, with the weighted average being 3.1 years.

The following table presents the impact of derivative instruments (cash flow hedges on borrowings) on AOCI for the periods presented:

(In thousands)	Three Months Ended March 31,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2019
Interest rate contracts:
Pay fixed/receive floating swaps on cash flow hedges of borrowings	$(6,150)
Total pre-tax gain/(loss) recognized in AOCI	$(6,150)

(In thousands)	Six Months Ended March 31,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2019
Interest rate contracts:
Pay fixed/receive floating swaps on cash flow hedges of borrowings	$(16,650)
Total pre-tax gain/(loss) recognized in AOCI	$(16,650)

The following table presents the gains/(losses) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the period presented:

Three Months Ended March 31, 2019	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)
Interest income/expense, including the effects of fair value and cash flow hedges	$141,061	$17,846

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$58
Recognized on derivatives	(1,600)
Recognized on hedged items	1,602
Net income/(expense) recognized on fair value hedges	$60

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$(854)
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—
Net income/(expense) recognized on cash flow hedges		$(854)

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Six Months Ended March 31, 2019	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)
Interest income/expense, including the effects of fair value and cash flow hedges	$278,126	$34,737

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$77
Recognized on derivatives	(3,917)
Recognized on hedged items	3,881
Net income/(expense) recognized on fair value hedges	$41

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$(1,404)
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—
Net income/(expense) recognized on cash flow hedges		$(1,404)

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under FASB ASC 815, Derivatives and Hedging, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the six months ended March 31, 2019 and 2018 as the changes in fair value of the receive fixed swap and pay fixed swap offset each other.

The following table presents the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented:

(In thousands)		Three Months Ended March 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2019
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(6,163)
Receive fixed/pay floating swap	Other noninterest income	6,163
		$—

(In thousands)		Six Months Ended March 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2019
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(15,553)
Receive fixed/pay floating swap	Other noninterest income	15,553
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

Revenue streams that are within the scope of the new guidance are presented within noninterest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the new guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. For the six months ended March 31, 2019, in scope revenue streams represented approximately 5.0% of our total revenues. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of noninterest income within the scope of the new guidance include the following:

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

Debit and Credit Card Interchange Fees (recognized in Deposit Fee Income): The Company receives interchange fees from the debit card or credit card payment network based on transactions involving debit or credit cards issued by the Company, generally measured as a percentage of the underlying transaction. Interchange fees from debit and credit card transactions are recognized as the transaction processing services are provided by the network. The Company acts as an agent in the card payment network arrangement so the interchange fees are recorded net of any expenses paid to the principal (the card payment network in this case).

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

INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of transaction and savings accounts is 58% of total deposits as of March 31, 2019 while the composition of the investment securities portfolio is 24% variable and 76% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $1,553,683,000 of mortgage-backed securities that it has designated as held-to-maturity and are carried at amortized cost. As of March 31, 2019, the net unrealized loss on these securities was $18,131,000. The Company has $1,545,606,000 of available-for-sale securities that are carried at fair value. As of March 31, 2019, the net unrealized gain on these securities was $5,578,000. The Company has executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized gain on these interest rate swaps as of March 31, 2019 was $5,600,000. All of the above are pre-tax net unrealized gains or losses.

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

In the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would decrease by 3.0% in the next year. This compares to an estimated decrease of 2.3% as of the September 30, 2018 analysis. The change is primarily due to higher interest rates, lower expected prepayment speeds and shifts in the mix of fixed versus adjustable rate assets, partially offset by a decrease in the estimated deposit betas used for transaction deposits in the Company's asset liability management model. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long term rates over two years would result in a net interest income decrease of 1.3% in the first year and decrease of 7.2% in the second year assuming a constant balance sheet and no management intervention.

NPV Sensitivity. NPV is an estimate of the market value of shareholders' equity. NPV is calculated as the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of NPV to changes in interest rates provides a view of interest rate risk as it incorporates all future expected cash flows. As of March 31, 2019, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $523,194,000 or 22.6% and the NPV to total assets ratio to decline to 11.7% from a base of 14.1%. As of September 30, 2018, the NPV in the event of a 200 basis point increase in rates was estimated to decline by $452,713,000 or 20.5% and the NPV to total assets ratio to decline to 12.1% from a base of 14.2%. The change in NPV sensitivity and lower base NPV ratio is due primarily to higher interest rates that have resulted in lower asset prices as well as greater asset price sensitivity due to lower expected prepayment speeds on fixed rate loans and mortgage-backed securities as of March 31, 2019.
Interest Rate Spread. The interest rate spread is measured as the difference between the rate on total loans and investments and the rate on costing liabilities at the end of each period. The interest rate spread decreased to 2.81% at March 31, 2019 from 2.90% at September 30, 2018. The spread decrease of 9 basis points is primarily due to the rise in short-term interest rates, which resulted in a higher rate being paid on interest-bearing deposits and short-term FHLB borrowings partially offset by a higher rate being earned on cash and adjustable rate loans and investment securities. As of March 31, 2019, the weighted average rate on earning assets increased by 13 basis points to 4.20% compared to September 30, 2018, while the weighted average cost of funds increased by 22 basis points to 1.39%. The interest rate spread decreased to 2.81% at March 31, 2019 from 2.95% at March 31, 2018 due to the same factors described above.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Net Interest Margin. Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin decreased to 3.15% for the quarter ended March 31, 2019 from 3.25% for the quarter ended March 31, 2018. The yield on earning assets increased 26 basis points to 4.45% and the cost of interest bearing liabilities increased 40 basis points to 1.36% over that same period. The higher yield on earning assets is the result of the rise in short-term interest rates, which resulted in a higher rate being earned on cash and adjustable rate loans and investment securities, as well as the shift in mix from investment securities into a higher proportion of loans receivable that carry higher yields on average. The higher rate in interest bearing liabilities was primarily due to the increase in rates on interest-bearing deposit accounts and short-term FHLB advances partially offset by the maturity of certain long-term FHLB advances with higher rates.
The following table sets forth the information explaining the changes in the net interest margin for the period indicated compared to the same period one year ago.

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$11,824,247	$141,061	4.84%	$11,138,747	$126,529	4.61%
Mortgaged-backed securities	2,573,669	19,343	3.05	2,592,340	17,667	2.76
Cash & Investments	727,540	5,523	3.08	579,628	3,668	2.57
FHLB & FRB stock	138,646	1,655	4.84	131,252	1,215	3.75

Total interest-earning assets	15,264,102	167,582	4.45%	14,441,967	149,079	4.19%
Other assets	1,156,071			1,157,987
Total assets	$16,420,173			$15,599,954

Liabilities and Equity
Customer accounts	$11,602,579	$29,666	1.04%	$10,988,517	$16,414	0.61%
FHLB advances	2,616,389	17,846	2.77	2,431,556	15,364	2.56

Total interest-bearing liabilities	14,218,968	47,512	1.36%	13,420,106	31,778	0.96%
Other liabilities	196,926			170,829
Total liabilities	14,415,894			13,590,935
Stockholders' equity	2,004,279			2,009,019

Total liabilities and equity	$16,420,173			$15,599,954

Net interest income		$120,070			$117,301

Net interest margin			3.15%			3.25%
As of March 31, 2019, total assets had increased by $569,484,000 to $16,435,208,000 from $15,865,724,000 at September 30, 2018. During the six months ended March 31, 2019, cash and cash equivalents increased by $10,904,000, loans receivable increased $417,755,000, and investment securities increased by $158,912,000.
Cash and cash equivalents of $279,554,000 and stockholders’ equity of $2,004,280,000 as of March 31, 2019 provide management with flexibility in managing interest rate risk going forward.

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
The Company's cash and cash equivalents totaled $279,554,000 at March 31, 2019, an increase from $268,650,000 at September 30, 2018. These amounts include the Bank's operating cash.
The Company’s net worth at March 31, 2019 was $2,004,280,000, or 12.20% of total assets. This is an increase of $7,372,000 from September 30, 2018 when net worth was $1,996,908,000, or 12.59% of total assets. The Company’s net worth was impacted in the six months ended March 31, 2019 by net income of $104,040,000, the payment of $30,775,000 in cash dividends, treasury stock purchases of $69,648,000, as well as other comprehensive income of $340,000. The ratio of tangible capital to tangible assets at March 31, 2019 was 10.51%. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

March 31, 2019
Common Equity Tier I risk-based capital ratio:
The Company	$1,686,665	14.27%	4.50%	NA
The Bank	1,663,711	14.07%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,686,665	14.27%	6.00%	NA
The Bank	1,663,711	14.07%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,826,001	15.44%	8.00%	NA
The Bank	1,803,047	15.25%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,686,665	10.47%	4.00%	NA
The Bank	1,663,711	10.33%	4.00%	5.00%

September 30, 2018
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,678,475	14.71%	4.50%	NA
The Bank	1,661,628	14.55%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,678,475	14.71%	6.00%	NA
The Bank	1,661,628	14.55%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,814,981	15.91%	8.00%	NA
The Bank	1,798,135	15.75%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,678,475	10.85%	4.00%	NA
The Bank	1,661,628	10.74%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents: Cash and cash equivalents are $279,554,000 at March 31, 2019, an increase of $10,904,000, or 4.1%, since September 30, 2018.

Available-for-sale and held-to-maturity investment securities: Available-for-sale securities increased $230,649,000, or 17.5%, during the six months ended March 31, 2019, mostly due to purchases of $290,574,000 and an increase to net unrealized gain of $17,100,000, partially offset by principal repayments and maturities of $75,483,000. During the same period, the balance of held-to-maturity securities decreased by $71,737,000 primarily due to principal pay-downs and maturities of $70,096,000. As of March 31, 2019, the Company had a net unrealized gain on available-for-sale securities of $5,578,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Loans receivable: Loans receivable, net of related contra accounts, increased by $417,755,000 to $11,894,836,000 at March 31, 2019, compared to $11,477,081,000 at September 30, 2018. The increase resulted primarily from originations of $2,044,371,000 partially offset by loan principal repayments of $1,644,701,000. Commercial loan originations accounted for 75% of total originations and consumer loan originations were 25% during the period. The increase in the loan portfolio is consistent with management's strategy during low rate environments to produce more construction, multifamily, commercial real estate, and commercial and industrial loans that generally have adjustable interest rates or a shorter duration.
The following table shows the loan portfolio by category and the change.

	March 31, 2019		September 30, 2018		Change
	($ in thousands)		($ in thousands)		$	%
Gross loans by category
Single-family residential	$5,861,404	44.3%	$5,798,966	45.1%	$62,438	1.1%
Construction	1,980,274	15.0	1,890,668	14.7	89,606	4.7
Construction - custom	586,515	4.4	624,479	4.9	(37,964)	(6.1)
Land - acquisition & development	194,739	1.5	155,204	1.2	39,535	25.5
Land - consumer lot loans	97,152	0.7	102,036	0.8	(4,884)	(4.8)
Multi-family	1,423,723	10.7	1,385,125	10.8	38,598	2.8
Commercial real estate	1,570,502	11.9	1,452,168	11.3	118,334	8.1
Commercial & industrial	1,230,888	9.3	1,140,874	8.9	90,014	7.9
HELOC	139,203	1.0	130,852	1.0	8,351	6.4
Consumer	156,002	1.2	173,306	1.3	(17,304)	(10.0)
Total gross loans	13,240,402	100%	12,853,678	100%	386,724	3.0%
Less:
Allowance for loan losses	133,086		129,257		3,829	3.0%
Loans in process	1,162,787		1,195,506		(32,719)	(2.7)
Net deferred fees, costs and discounts	49,693		51,834		(2,141)	(4.1)
Total loan contra accounts	1,345,566		1,376,597		(31,031)	(2.3)
Net Loans	$11,894,836		$11,477,081		$417,755	3.6%

Non-performing assets: Non-performing assets decreased $10,521,000 during the six months ended March 31, 2019 to $59,572,000 from $70,093,000 at September 30, 2018. The change is due to a $6,745,000 decrease in non-accrual loans and $3,776,000 decline in real estate owned ("REO"). Non-performing assets as a percentage of total assets was 0.36% at March 31, 2019 compared to 0.44% at September 30, 2018.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

The following table sets forth information regarding restructured loans and non-performing assets.

	March 31, 2019		September 30, 2018
	($ in thousands)
Restructured loans:
Single-family residential	$126,265	89.8%	$139,797	89.1%
Land - acquisition & development	99	0.1	107	0.1
Land - consumer lot loans	4,489	3.2	4,916	3.1
Multi - family	419	0.3	448	0.3
Commercial real estate	4,942	3.5	6,254	4.0
Commercial & industrial	3,360	2.4	4,290	2.7
HELOC	960	0.7	976	0.6
Consumer	65	—	70	—
Total restructured loans (1)	$140,599	100%	$156,858	100%
Non-accrual loans:
Single-family residential	$24,474	50.0%	$27,643	49.6%
Construction	1,282	2.6	2,427	4.4
Construction - custom	—	—	—	—
Land - acquisition & development	242	0.5	920	1.7
Land - consumer lot loans	579	1.2	787	1.4
Multi-family	—	—	—	—
Commercial real estate	9,162	18.7	8,971	16.1
Commercial & industrial	12,366	25.3	14,394	25.8
HELOC	812	1.7	523	0.9
Consumer	24	—	21	—
Total non-accrual loans	48,941	100%	55,686	100%
Real estate owned	7,522		11,298
Other property owned	3,109		3,109
Total non-performing assets	$59,572		$70,093
Total non-performing assets and performing restructured loans as a percentage of total assets	1.19%		1.39%
Total Assets
(1) Restructured loans were as follows:
Performing	$136,233	96.9%	$150,667	96.1%
Non-performing (included in non-accrual loans above)	4,366	3.1	6,191	3.9
	$140,599	100%	$156,858	100%

For the six months ended March 31, 2019, the Company recognized $1,571,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $1,151,000 for the same period had these loans performed according to their original contract terms. Recognized interest income for the six months ended March 31, 2019 was higher than what otherwise would have been collected in the period due to the collection of past due amounts. In addition to the non-accrual loans reflected in the above table, the Company had $71,263,000 of loans that were less than 90 days delinquent at March 31, 2019 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 1.62% at March 31, 2019.
Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 89.8% of restructured loans as of March 31, 2019. The concession for these loans is typically a payment reduction through a rate reduction of 100 to 200 bps for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period.
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
Allowance for loan losses: The following table shows the Company’s allowance for loan losses by loan category.

March 31, 2019	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	($ in thousands)			($ in thousands)
Single-family residential	$31,476	$5,848,663	0.5%	$—	$16,836	—%
Construction	33,396	1,138,688	2.9	—	1,282	—
Construction - custom	1,976	307,405	0.6	—	—	—
Land - acquisition & development	9,727	152,304	6.4	7	242	2.9
Land - consumer lot loans	2,076	92,614	2.2	—	309	—
Multi-family	7,390	1,422,864	0.5	4	837	0.5
Commercial real estate	12,328	1,552,990	0.8	120	17,512	0.7
Commercial & industrial	30,329	1,219,921	2.5	245	12,651	1.9
HELOC	1,082	137,716	0.8	—	528	—
Consumer	2,930	154,201	1.9	—	52	—
	$132,710	$12,027,366	1.1%	$376	$50,249	0.7%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

September 30, 2018	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	($ in thousands)			($ in thousands)
Single-family residential	$33,033	$5,782,870	0.6%	$—	$21,345	—%
Construction	31,317	1,060,428	3.0	—	2,427	—
Construction - custom	1,842	289,192	0.6	—	—	—
Land - acquisition & development	7,969	122,639	6.5	9	920	1.0
Land - consumer lot loans	2,164	96,583	2.2	—	507	—
Multi-family	8,325	1,384,655	0.6	4	448	1.0
Commercial real estate	11,702	1,432,791	0.8	150	19,378	0.8
Commercial & industrial	28,348	1,126,438	2.5	354	14,437	2.5
HELOC	781	128,715	0.6	—	1,162	—
Consumer	3,259	173,181	1.9	—	56	—
	$128,740	$11,597,492	1.1%	$517	$60,680	0.9%

Reserve for losses on unfunded commitments: Unfunded commitments tend to vary depending on the Company's loan mix and the proportionate share of commercial loans. The balance of unfunded commitments was $2,265,227,000 and $2,180,162,000 at March 31, 2019 and September 30, 2018, respectively. The Company estimates losses on off-balance-sheet credit exposures by allocating a loss percentage derived from historical loss factors for each asset class. The reserve for unfunded commitments was $6,250,000 as of March 31, 2019, which is a decrease from $7,250,000 at September 30, 2018.
Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $139,336,000, or 1.05% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E for further discussion and analysis of the allowance for loan losses as of and for the period ended March 31, 2019.

Real estate owned: REO decreased during the six months ended March 31, 2019 by $3,776,000 to $7,522,000, primarily due to sales of REO properties during the period.

Intangible assets: Intangible assets decreased to $310,266,000 as of March 31, 2019 from $311,286,000 as of September 30, 2018. The decrease was due to amortization of finite-lived intangible assets.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Customer accounts: Customer accounts increased $335,217,000, or 2.9%, to $11,722,363,000 at March 31, 2019 compared with $11,387,146,000 at September 30, 2018.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	March 31, 2019			September 30, 2018
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$1,409,633	12.0%	—%	$1,401,226	12.3%	—%
Interest checking	1,916,866	16.4	0.70	1,778,520	15.6	0.50
Savings	805,065	6.9	0.14	836,501	7.3	0.11
Money market	2,651,434	22.6	0.83	2,566,096	22.5	0.65
Time deposits	4,939,365	42.1	1.84	4,804,803	42.2	1.50
Total	$11,722,363	100%	1.09%	$11,387,146	100%	0.87%

FHLB advances and other borrowings: Total borrowings increased to $2,610,000,000 as of March 31, 2019 from $2,330,000,000 as of September 30, 2018. The weighted average rate for FHLB borrowings was 2.77% as of March 31, 2019 and 2.66% at September 30, 2018. The increase was due to higher rates on short-term FHLB advances.

Stockholders' equity: The Company’s total stockholders' equity at March 31, 2019 was $2,004,280,000, or 12.20% of total assets. This was an increase of $7,372,000 from the September 30, 2018 total of $1,996,908,000, or 12.59% of total assets. The Company’s equity was impacted in the six months ended March 31, 2019 by net income of $104,040,000, the payment of $30,775,000 in cash dividends, treasury stock purchases of $69,648,000, as well as other comprehensive income of $340,000.

RESULTS OF OPERATIONS
Net Income: The Company recorded net income of $51,098,000 for the three months ended March 31, 2019 compared to $49,271,000 for the prior year quarter. The Company recorded net income of $104,040,000 for the six months ended March 31, 2019 compared to $100,941,000 for the same period one year ago.

Net Interest Income: For the three months ended March 31, 2019, net interest income was $120,070,000, which is $2,769,000 higher than the same quarter of the prior year. Net interest margin was 3.15% for the quarter ended March 31, 2019 compared to 3.25% for the quarter ended March 31, 2018. The increase in net interest income was primarily due to the average balance of earning assets increasing by $822,135,000 and the yield on earning assets increasing to 4.45% from 4.19%, partially offset by the higher average balance and a higher average rate paid on interest-bearing liabilities, which was 1.36% for the three months ended March 31, 2019 compared to 0.96% for the same quarter one year ago. For the six months ended March 31, 2019, net interest income was $239,222,000, which is $6,186,000 higher than the same period for the prior year. Net interest margin was 3.18% for the six months ended March 31, 2019 compared to 3.26% for the same period of the prior year. The higher yield on earning assets is the result of the rise in short-term interest rates, which resulted in a higher rate being earned on cash and adjustable rate loans and investment securities, as well as the shift in mix from investment securities into a higher proportion of loans receivable that carry higher yields on average. The higher rate on interest-bearing liabilities was primarily due to the increase in rates on interest-bearing deposit accounts and short-term FHLB advances, partially offset by the maturity of certain long-term FHLB advances with higher rates.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Rate / Volume Analysis:

	Comparison of Three Months Ended 03/31/19 and 03/31/18			Comparison of Six Months Ended 03/31/19 and 03/31/18
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans receivable	$8,027	$6,505	$14,532	$14,555	$12,531	$27,086
Mortgaged-backed securities	(133)	1,809	1,676	365	3,604	3,969
Investments (1)	1,186	1,109	2,295	1,298	2,992	4,290
All interest-earning assets	9,080	9,423	18,503	16,218	19,127	35,345
Interest expense:
Customer accounts	971	12,281	13,252	1,787	23,406	25,193
FHLB advances and other borrowings	1,194	1,288	2,482	2,259	1,707	3,966
All interest-bearing liabilities	2,165	13,569	15,734	4,046	25,113	29,159
Change in net interest income	$6,915	$(4,146)	$2,769	$12,172	$(5,986)	$6,186
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB & FRB stock.
Provision (Release) for Loan Losses: The Company recorded a provision for loan losses of $750,000 for the three months ended March 31, 2019, compared with a $950,000 release of loan loss allowance for the three months ended March 31, 2018. A provision for loan losses of $250,000 and a release of allowance for loan losses of $950,000 was recorded during the six months ended March 31, 2019 and March 31, 2018, respectively. Reserving for new loan originations as the loan portfolio grows has been largely offset by recoveries of previously charged-off loans. Recoveries, net of charge-offs, totaled $1,171,000 for the three months ended March 31, 2019, compared to net recoveries of $1,371,000 during the three months ended March 31, 2018. Recoveries, net of charge-offs, totaled $2,579,000 for the six months ended March 31, 2019, compared to net recoveries of $4,453,000 during the six months ended March 31, 2018.

Other Income: The three months ended March 31, 2019 results include total other income of $12,810,000 compared to $12,587,000 for the same period one year ago, a $223,000 increase. Results for the six months ended March 31, 2019 include total other income of $31,819,000, an increase of $12,437,000 from the $19,382,000 for the same period one year ago. The increase is primarily due to a net gain of $6,400,000 recognized in three months ended December 31, 2018 from the sale and valuation adjustments of fixed assets as well as $8,550,000 of expense from FDIC loss share valuation adjustments recognized in the three months ended December 31, 2017.

Other Expense: Operating expenses have increased as a result of ongoing investments in people, process and technology with the objective of growing market share and ultimately earnings. The three months ended March 31, 2019 results include total other expense of $67,967,000 compared to $65,787,000 for the same period one year ago, a $2,180,000 increase. The increase is primarily due to compensation and benefits costs increasing by $1,149,000 from headcount increases and cost of living adjustments since last year. The number of staff, including part-time employees on a full-time equivalent basis, increased by 3.6% to 1,921 at March 31, 2019 from 1,855 at March 31, 2018. In addition, other expenses increased by $1.2 million, primarily due to Bank Secrecy Act (BSA) program enhancements. Results for the six months ended March 31, 2019 include total other expense of $139,639,000, an increase of $11,911,000 from the $127,728,000 for the same period one year ago. The increase is primarily due to compensation and benefits costs increasing by $5,413,000 from headcount increases, cost of living adjustments and an additional 5% salary increase for all employees earning less than $100,000 since last year. Additionally, information technology costs were $1,085,000 higher and other expenses were $4,886,000 higher than last year, primarily due to BSA program enhancements. Total other expense for the six months ended March 31, 2019 and March 31, 2018 equaled 1.72% and 1.65%, respectively, of average assets.

Gain (Loss) on Real Estate Owned: Results for the three months ended March 31, 2019 include a net gain on real estate owned of $808,000, compared to a net loss of $278,000 for the same period one year ago. Results for the six months ended March 31, 2019 include a net gain on real estate owned of $1,128,000, compared to a net loss of $232,000 for the same period one year ago.

Income Tax Expense: Income tax expense totaled $13,873,000 for the three months ended March 31, 2019, compared to $15,502,000 for the same period one year ago. Income tax expense totaled $28,240,000 for the six months ended March 31, 2019,

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

compared to $24,467,000 for the year ago period. The effective tax rate for the six months ended March 31, 2019 was 21.35% compared to 19.51% for the six months ended March 31, 2018 and 20.76% for the full fiscal year ended September 30, 2018. The effective tax rate for the six months ended March 31, 2018 and the full fiscal year ended September 30, 2018 was lower due to discrete tax benefits recognized related to the revaluation of deferred tax assets and liabilities based on the new federal statutory rate enacted in December 2017.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2019 to January 31, 2019	17,694	$27.57	17,694	10,274,712
February 1, 2019 to February 28, 2019	57,271	29.54	57,271	10,217,441
March 1, 2019 to March 31, 2019	623,740	29.72	623,740	9,593,701
Total	698,705	$29.65	698,705	9,593,701
 ___________________

(1)
The Company's stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 66,956,264 shares were authorized for repurchase.

Item 3.        Defaults Upon Senior Securities
Not applicable

Item 4.        Mine Safety Disclosures
Not applicable

Item 5.        Other Information
Not applicable

Item 6.        Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer
	31.2	Section 302 Certification by the Chief Financial Officer
	32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer
	101	Financial Statements from the Company’s Form 10-Q for the three months ended March 31, 2019 formatted in XBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 1, 2019	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL President & Chief Executive Officer

May 1, 2019	/S/ VINCENT L. BEATTY
VINCENT L. BEATTY Executive Vice President and Chief Financial Officer

May 1, 2019	/S/ CORY D. STEWART
CORY D. STEWART Senior Vice President and Principal Accounting Officer