Form 10-Q
period 2019-06-30
WASHINGTON FEDERAL INC
filed 2019-07-25
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-34654
WASHINGTON FEDERAL INC
(Exact name of registrant as specified in its charter)

Washington			91-1661606
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

425 Pike Street	Seattle	Washington	98101
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s telephone number, including area code (206) 624-7930

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The registrant had outstanding 79,401,360 shares of common stock as of July 24, 2019.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	June 30, 2019	September 30, 2018
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$289,828	$268,650
Available-for-sale securities, at fair value	1,507,937	1,314,957
Held-to-maturity securities, at amortized cost	1,508,175	1,625,420
Loans receivable, net of allowance for loan losses of $134,022 and $129,257	11,974,533	11,477,081
Interest receivable	48,004	47,295
Premises and equipment, net	275,640	267,995
Real estate owned	7,003	11,298
FHLB and FRB stock	134,190	127,190
Bank owned life insurance	220,610	216,254
Intangible assets, including goodwill of $301,368 and $301,368	309,757	311,286
Federal and state income tax assets, net	—	1,804
Other assets	192,848	196,494
	$16,468,525	$15,865,724
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$6,849,850	$6,582,343
Time deposit accounts	4,950,320	4,804,803
	11,800,170	11,387,146
FHLB advances	2,505,000	2,330,000
Advance payments by borrowers for taxes and insurance	33,949	57,417
Federal and state income tax liabilities, net	2,364	—
Accrued expenses and other liabilities	114,308	94,253
	14,455,791	13,868,816
Stockholders’ equity
Common stock, $1.00 par value, 300,000,000 shares authorized; 135,526,576 and 135,343,417 shares issued; 79,398,713 and 82,710,911 shares outstanding	135,527	135,343
Additional paid-in capital	1,671,198	1,666,609
Accumulated other comprehensive income (loss), net of taxes	12,137	8,294
Treasury stock, at cost; 56,127,863 and 52,632,506 shares	(1,106,244)	(1,002,309)
Retained earnings	1,300,116	1,188,971
	2,012,734	1,996,908
	$16,468,525	$15,865,724

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except share data)		(In thousands, except share data)
INTEREST INCOME
Loans receivable	$145,490	$131,541	$423,616	$382,581
Mortgage-backed securities	18,719	18,022	57,254	52,588
Investment securities and cash equivalents	7,617	5,509	21,160	14,762
	171,826	155,072	502,030	449,931
INTEREST EXPENSE
Customer accounts	32,331	18,887	88,576	49,939
FHLB advances	17,829	16,333	52,566	47,104
	50,160	35,220	141,142	97,043
Net interest income	121,666	119,852	360,888	352,888
Provision (release) for loan losses	—	1,000	250	50
Net interest income after provision (release)	121,666	118,852	360,638	352,838

OTHER INCOME
Gain (loss) on sale of investment securities	—	—	(9)	—
FDIC loss share valuation adjustments	—	—	—	(8,550)
Loan fee income	1,334	1,094	2,971	2,909
Deposit fee income	6,258	6,411	18,387	19,500
Other income	6,450	4,946	24,512	17,974
	14,042	12,451	45,861	31,833

OTHER EXPENSE
Compensation and benefits	34,297	31,223	100,954	92,467
Occupancy	9,684	9,095	28,782	26,779
FDIC insurance premiums	2,559	2,950	7,399	8,622
Product delivery	3,912	4,356	11,478	11,977
Information technology	9,935	10,118	27,730	26,828
Other expense	10,511	9,235	34,194	28,032
	70,898	66,977	210,537	194,705
Gain (loss) on real estate owned, net	353	168	1,481	(64)
Income before income taxes	65,163	64,494	197,443	189,902
Income tax expense	11,309	13,100	39,549	37,567
NET INCOME	$53,854	$51,394	$157,894	$152,335

PER SHARE DATA
Basic earnings per share	$0.67	$0.61	$1.95	$1.78
Diluted earnings per share	0.67	0.61	1.95	1.78
Dividends paid on common stock per share	0.20	0.17	0.58	0.49
Basic weighted average number of shares outstanding	79,976,574	84,168,992	80,915,162	85,589,588
Diluted weighted average number of shares outstanding	79,992,356	84,252,659	80,941,617	85,698,888

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Net income	$53,854	$51,394	$157,894	$152,335

Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sale investment securities	14,577	(4,851)	31,677	(18,282)
Reclassification adjustment of net gain (loss) from sale of available-for-sale securities included in net income	—	—	(9)	—
Related tax benefit (expense)	(3,316)	1,104	(7,204)	5,506
	11,261	(3,747)	24,464	(12,776)

Net unrealized gain (loss) on cash flow hedges of borrowings	(10,043)	3,865	(26,692)	20,887
Related tax benefit (expense)	2,285	(879)	6,071	(4,989)
	(7,758)	2,986	(20,621)	15,898

Other comprehensive income (loss) net of tax	3,503	(761)	3,843	3,122
Comprehensive income	$57,357	$50,633	$161,737	$155,457

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at April 1, 2019	$135,507	$1,669,860	$1,262,236	$8,634	$(1,071,957)	$2,004,280
Net income	—	—	53,854	—	—	53,854
Other comprehensive income (loss)	—	—	—	3,503	—	3,503
Dividends on common stock ($0.20 per share)	—	—	(15,974)	—	—	(15,974)
Proceeds from stock-based awards	13	146	—	—	—	159
Stock-based compensation expense	7	1,192	—	—	—	1,199
Treasury stock acquired	—	—	—	—	(34,287)	(34,287)
Balance at June 30, 2019	$135,527	$1,671,198	$1,300,116	$12,137	$(1,106,244)	$2,012,734

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at April 1, 2018	$135,334	$1,664,275	$1,115,204	$8,899	$(935,039)	$1,988,673
Net income	—	—	51,394	—	—	51,394
Other comprehensive income (loss)	—	—	—	(762)	—	(762)
Dividends on common stock ($0.17 per share)	—	—	(14,236)	—	—	(14,236)
Proceeds from stock-based awards	4	52	—	—	—	56
Stock-based compensation expense	4	1,096	—	—	—	1,100
Exercise of stock warrants	2	(2)	—	—	—	—
Treasury stock acquired	—	—	—	—	(39,962)	(39,962)
Balance at June 30, 2018	$135,344	$1,665,421	$1,152,362	$8,137	$(975,001)	$1,986,263

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2018	$135,343	$1,666,609	$1,188,971	$8,294	$(1,002,309)	$1,996,908
Net income	—	—	157,894	—	—	157,894
Other comprehensive income (loss)	—	—	—	3,843	—	3,843
Dividends on common stock ($0.58 per share)	—	—	(46,749)	—	—	(46,749)
Proceeds from stock-based awards	37	675	—	—	—	712
Stock-based compensation expense	108	3,953	—	—	—	4,061
Exercise of stock warrants	39	(39)				—
Treasury stock acquired	—	—	—	—	(103,935)	(103,935)
Balance at June 30, 2019	$135,527	$1,671,198	$1,300,116	$12,137	$(1,106,244)	$2,012,734

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2017	$134,958	$1,660,885	$1,042,890	$5,015	$(838,060)	$2,005,688
Adjustment pursuant to adoption of ASU 2018-02	—	—	(1,772)	1,772	—	—
Net income	—	—	152,335	—	—	152,335
Other comprehensive income (loss)	—	—	—	1,350	—	1,350
Dividends on common stock ($0.49 per share)	—	—	(41,091)	—	—	(41,091)
Proceeds from stock-based awards	60	1,228	—	—	—	1,288
Stock-based compensation expense	215	3,419	—	—	—	3,634
Exercise of stock warrants	111	(111)	—	—	—	—
Treasury stock acquired	—	—	—	—	(136,941)	(136,941)
Balance at June 30, 2018	$135,344	$1,665,421	$1,152,362	$8,137	$(975,001)	$1,986,263

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$157,894	$152,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion expense, net	20,606	38,980
Cash received from (paid to) FDIC under loss share agreements, net	—	1,595
Stock-based compensation expense	4,061	3,634
Provision (release) for loan losses	250	50
Loss (gain) on sale of investment securities	9	—
Gain on bank owned life insurance	—	(2,416)
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(9,098)	(1,333)
Decrease (increase) in accrued interest receivable	(709)	(2,027)
Decrease (increase) in federal and state income tax receivable	1,804	(4,293)
Decrease (increase) in cash surrender value of bank owned life insurance	(4,356)	(4,490)
Decrease (increase) in other assets	(23,046)	(878)
Increase (decrease) in federal and state income tax liabilities	1,232	—
Increase (decrease) in accrued expenses and other liabilities	20,055	(40,862)
Net cash provided by (used in) operating activities	168,702	140,295
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(496,438)	(308,167)
Loans purchased	—	(143,605)
FHLB & FRB stock purchased	(440,600)	(408,800)
FHLB & FRB stock redeemed	433,600	403,000
Available-for-sale securities purchased	(327,670)	(166,696)
Principal payments and maturities of available-for-sale securities	164,295	156,240
Proceeds from sales of available-for-sale securities	491	—
Held-to-maturity securities purchased	—	(170,836)
Principal payments and maturities of held-to-maturity securities	114,678	143,837
Proceeds from sales of real estate owned	8,484	11,960
Proceeds from settlement of bank owned life insurance	—	3,484
Cash paid for acquisitions	—	(2,211)
Proceeds from sales of premises and equipment	11,669	1
Premises and equipment purchased and REO improvements	(30,845)	(22,604)
Net cash provided by (used in) investing activities	(562,336)	(504,397)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	413,252	452,694
Proceeds from borrowings	11,015,000	10,220,000
Repayments of borrowings	(10,840,000)	(10,075,000)
Proceeds from stock-based awards	712	1,288
Dividends paid on common stock	(46,749)	(41,091)
Treasury stock purchased	(103,935)	(136,941)
Increase (decrease) in borrower advances related to taxes and insurance, net	(23,468)	(23,999)
Net cash provided by (used in) financing activities	414,812	396,951
Increase (decrease) in cash and cash equivalents	21,178	32,849
Cash, cash equivalents and restricted cash at beginning of period	268,650	313,070
Cash, cash equivalents and restricted cash at end of period	$289,828	$345,919
(CONTINUED)

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2019	2018
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$1,669	$1,517
Non-cash financing activities
Stock issued upon exercise of warrants	1,082	3,836
Cash paid during the period for
Interest	143,740	95,394
Income taxes	25,655	34,160

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A – Summary of Significant Accounting Policies

Nature of Operations - Washington Federal, Inc. (the "Company") is a Washington corporation headquartered in Seattle, Washington. The Company is a bank holding company that conducts its operations through its national bank subsidiary, Washington Federal Bank, National Association (the "Bank"). The Bank is principally engaged in the business of attracting deposits from businesses and the general public and investing these funds, together with borrowings and other funds, in commercial and consumer loans. As used throughout this document, the terms "Washington Federal" or the "Company" refer to Washington Federal, Inc. and its consolidated subsidiaries and the term "Bank" refers to the operating subsidiary Washington Federal Bank, National Association.

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

Restricted Cash Balances - Based on the level of vault cash on hand, the Company was not required to maintain cash reserve balances with the Federal Reserve Bank as of June 30, 2019. As of June 30, 2019 and September 30, 2018, the Company pledged cash collateral related to derivative contracts of $23,050,000 and $18,000,000, respectively.

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

Off-Balance-Sheet Credit Exposures - The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $2,252,249,000 and $2,180,162,000 at June 30, 2019 and September 30, 2018, respectively. The Company estimates losses on off-balance-sheet credit exposures by allocating a loss percentage derived from historical loss factors for each asset class.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The ASU, as amended, is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investments in leases and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The ASU eliminates the current framework of recognizing probable incurred losses and instead requires an entity to use its current estimate of all expected credit losses over the contractual life. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets.

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

The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For most debt securities, the transition approach requires a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period the guidance is effective. For other-than-temporarily impaired debt securities and PCD assets, the guidance will be applied prospectively. The Company is currently in the process of evaluating the impact of the amended guidance on its consolidated financial statements and the reserve for credit losses may increase upon adoption given that the allowance will be required to cover the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

economic conditions and the composition of the Company’s loan, lease and held-to-maturity securities portfolios at the time of adoption.

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

NOTE C – Dividends and Share Repurchases

On May 24, 2019, the Company paid a regular dividend on common stock of $0.20 per share, which represented the 145th consecutive quarterly cash dividend. Dividends per share were $0.20 and $0.17 for the quarters ended June 30, 2019 and 2018, respectively. On July 22, 2019, the Company declared a regular dividend on common stock of $0.21 per share, which represents its 146th consecutive quarterly cash dividend. This dividend will be paid on August 23, 2019 to common shareholders of record on August 9, 2019.

For the three months ended June 30, 2019, the Company repurchased 1,056,460 shares at an average price of $32.45. As of June 30, 2019, there are 8,537,241 remaining shares authorized to be repurchased under the current Board approved share repurchase program.

NOTE D – Loans Receivable

The following table is a summary of loans receivable.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30, 2019		September 30, 2018
	(In thousands)		(In thousands)
Gross loans by category
Single-family residential	$5,873,583	44.1%	$5,798,966	45.1%
Construction	1,997,236	15.0	1,890,668	14.7
Construction - custom	570,897	4.3	624,479	4.9
Land - acquisition & development	203,086	1.5	155,204	1.2
Land - consumer lot loans	95,227	0.7	102,036	0.8
Multi-family	1,403,142	10.5	1,385,125	10.8
Commercial real estate	1,622,943	12.2	1,452,168	11.3
Commercial & industrial	1,256,398	9.4	1,140,874	8.9
HELOC	139,914	1.0	130,852	1.0
Consumer	142,317	1.1	173,306	1.3
Total gross loans	13,304,743	100%	12,853,678	100%
Less:
Allowance for loan losses	134,022		129,257
Loans in process	1,148,876		1,195,506
Net deferred fees, costs and discounts	47,312		51,834
Total loan contra accounts	1,330,210		1,376,597
Net loans	$11,974,533		$11,477,081

The following table sets forth information regarding non-accrual loans.

	June 30, 2019		September 30, 2018
	(In thousands, except ratio data)
Non-accrual loans:
Single-family residential	$22,285	54.3%	$27,643	49.6%
Construction	—	—	2,427	4.4
Construction - custom	1,161	2.8	—	—
Land - acquisition & development	173	0.4	920	1.7
Land - consumer lot loans	641	1.6	787	1.4
Multi-family	1,431	3.5	—	—
Commercial real estate	8,464	20.6	8,971	16.1
Commercial & industrial	6,047	14.7	14,394	25.8
HELOC	803	2.0	523	0.9
Consumer	—	—	21	—
Total non-accrual loans	$41,005	100%	$55,686	100%
% of total net loans	0.34%		0.49%

The Company recognized interest income on non-accrual loans of approximately $2,663,000 in the nine months ended June 30, 2019. Had these loans been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $1,624,000 for the nine months ended June 30, 2019. Recognized interest income for the nine months ended June 30, 2019 was higher than what otherwise would have been collected in the period due to the

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

collection of past due amounts. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

The following tables provide details regarding delinquent loans.

June 30, 2019	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Single-family residential	$5,872,750	$5,846,159	$6,290	$5,081	$15,220	$26,591	0.45%
Construction	1,168,667	1,168,667	—	—	—	—	—
Construction - custom	294,224	293,063	—	—	1,161	1,161	0.39
Land - acquisition & development	160,383	160,383	—	—	—	—	—
Land - consumer lot loans	95,150	93,829	813	173	335	1,321	1.39
Multi-family	1,403,120	1,401,689	—	—	1,431	1,431	0.10
Commercial real estate	1,622,944	1,618,544	289	1,535	2,576	4,400	0.27
Commercial & industrial	1,256,398	1,250,654	86	1,326	4,332	5,744	0.46
HELOC	139,914	138,400	743	183	588	1,514	1.08
Consumer	142,317	141,820	129	238	130	497	0.35
Total Loans	$12,155,867	$12,113,208	$8,350	$8,536	$25,773	$42,659	0.35%
Delinquency %		99.65%	0.07%	0.07%	0.21%	0.35%

September 30, 2018	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Single-family residential	$5,798,353	$5,768,253	$7,983	$3,562	$18,555	$30,100	0.52%
Construction	1,062,855	1,060,428	—	—	2,427	2,427	0.23
Construction - custom	289,192	289,192	—	—	—	—	—
Land - acquisition & development	123,560	122,620	—	270	670	940	0.76
Land - consumer lot loans	101,908	101,294	144	117	353	614	0.60
Multi-family	1,385,103	1,385,103	—	—	—	—	—
Commercial real estate	1,452,169	1,448,946	316	1,767	1,140	3,223	0.22
Commercial & industrial	1,140,874	1,130,836	—	—	10,038	10,038	0.88
HELOC	130,852	129,510	567	469	306	1,342	1.03
Consumer	173,306	172,777	172	328	29	529	0.31
Total Loans	$11,658,172	$11,608,959	$9,182	$6,513	$33,518	$49,213	0.42%
Delinquency %		99.58%	0.08%	0.06%	0.29%	0.42%

There are no loans greater than 90 days delinquent and still accruing interest as of either date.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information related to loans restructured in a troubled debt restructuring ("TDR") during the periods presented.

	Three Months Ended June 30,
	2019			2018
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		($ in thousands)			($ in thousands)
Troubled Debt Restructurings:
Single-family residential	3	$619	$619	5	$714	$714
HELOC	—	—	—	1	75	75
	3	$619	$619	6	$789	$789

	Nine Months Ended June 30,
	2019			2018
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
		($ in thousands)			($ in thousands)
Troubled Debt Restructurings:
Single-family residential	6	$942	$942	25	$4,909	$4,909
Land - consumer lot loans	1	40	40	—	—	—
Commercial & Industrial	—	—	—	3	7,256	7,256
HELOC	—	—	—	1	75	75
	7	$982	$982	29	$12,240	$12,240

The following tables provide information on payment defaults occurring during the periods presented where the loan had been modified in a TDR within 12 months of the payment default.

Three Months Ended June 30,
	2019		2018
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	($ in thousands)		($ in thousands)
Trouble Debt Restructurings That Subsequently Defaulted:
	None		None

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended June 30,
	2019		2018
	Number of	Recorded	Number of	Recorded
	Contracts	Investment	Contracts	Investment
	($ in thousands)		($ in thousands)
Trouble Debt Restructurings That Subsequently Defaulted:
Single-family residential	5	$1,298	2	$206
	5	$1,298	2	$206

Most loans restructured in TDRs are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. As of June 30, 2019, 96.3% of the Company's $128,858,000 in TDRs were classified as performing. Each request for modification is individually evaluated for merit and likelihood of success. The concession granted in a loan modification is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty four months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of June 30, 2019, single-family residential loans comprised 91.5% of TDRs.

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans
The following tables summarize the activity in the allowance for loan losses.

Three Months Ended June 30, 2019	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$31,476	$(65)	$47	$56	$31,514
Construction	33,396	—	—	661	34,057
Construction - custom	1,976	(339)	—	247	1,884
Land - acquisition & development	9,734	(65)	2,025	(2,306)	9,388
Land - consumer lot loans	2,076	(215)	—	171	2,032
Multi-family	7,394	—	—	(111)	7,283
Commercial real estate	12,448	—	90	466	13,004
Commercial & industrial	30,574	(4,034)	3,218	1,313	31,071
HELOC	1,082	—	1	4	1,087
Consumer	2,930	(34)	307	(501)	2,702
	$133,086	$(4,752)	$5,688	$—	$134,022

Three Months Ended June 30, 2018	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$34,144	$(299)	$283	$273	$34,401
Construction	27,389	—	—	2,744	30,133
Construction - custom	2,081	—	—	(67)	2,014
Land - acquisition & development	7,622	(12)	2,699	(2,609)	7,700
Land - consumer lot loans	2,853	(1)	35	20	2,907
Multi-family	7,982	—	—	109	8,091
Commercial real estate	11,588	—	91	(100)	11,579
Commercial & industrial	29,330	(3,317)	433	1,069	27,515
HELOC	802	—	—	9	811
Consumer	3,785	(45)	223	(448)	3,515
	$127,576	$(3,674)	$3,764	$1,000	$128,666

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nine Months Ended June 30, 2019	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$33,033	$(238)	$586	$(1,867)	$31,514
Construction	31,317	—	—	2,740	34,057
Construction - custom	1,842	(339)	—	381	1,884
Land - acquisition & development	7,978	(65)	5,107	(3,632)	9,388
Land - consumer lot loans	2,164	(336)	265	(61)	2,032
Multi-family	8,329	—	—	(1,046)	7,283
Commercial real estate	11,852	(339)	860	631	13,004
Commercial & industrial	28,702	(4,499)	3,276	3,592	31,071
HELOC	781	(1,086)	45	1,347	1,087
Consumer	3,259	(506)	784	(835)	2,702
	$129,257	$(7,408)	$10,923	$1,250	$134,022

Nine Months Ended June 30, 2018	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$36,892	$(1,049)	$615	$(2,057)	$34,401
Construction	24,556	—	—	5,577	30,133
Construction - custom	1,944	(50)	—	120	2,014
Land - acquisition & development	6,829	(12)	7,278	(6,395)	7,700
Land - consumer lot loans	2,649	(67)	35	290	2,907
Multi-family	7,862	—	—	229	8,091
Commercial real estate	11,818	(36)	92	(295)	11,579
Commercial & industrial	28,524	(3,433)	603	1,821	27,515
HELOC	855	(1)	—	(43)	811
Consumer	1,144	(217)	785	1,803	3,515
	$123,073	$(4,865)	$9,408	$1,050	$128,666

The Company did not record any provision for loan losses for the three months ended June 30, 2019, compared to a $1,000,000 provision for loan losses for the three months ended June 30, 2018. A provision for loan losses of $250,000 and $50,000 was recorded for the nine months ended June 30, 2019 and June 30, 2018, respectively. Reserving for new loan originations as the loan portfolio grows has been largely offset by recoveries of previously charged-off loans. Recoveries, net of charge-offs, totaled $936,000 for the three months ended June 30, 2019, compared to net recoveries of $90,000 during the three months ended June 30, 2018. Recoveries, net of charge-offs, totaled $3,515,000 for the nine months ended June 30, 2019, compared to net recoveries of $4,543,000 during the nine months ended June 30, 2018.

Non-performing assets were $51,117,000, or 0.31% of total assets, at June 30, 2019, compared to $70,093,000, or 0.44% of total assets, at September 30, 2018. Non-accrual loans were $41,005,000 at June 30, 2019, compared to $55,686,000 at September 30, 2018. Delinquencies, as a percent of total loans, were 0.35% at June 30, 2019, compared to 0.42% at September 30, 2018.

The reserve for unfunded commitments was $6,250,000 as of June 30, 2019, which is a decrease from $7,250,000 at September 30, 2018.

Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $140,272,000, or 1.05% of gross loans as of June 30, 2019, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves.

June 30, 2019	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	(In thousands, except ratio data)			(In thousands, except ratio data)
Single-family residential	$31,514	$5,861,596	0.5%	$—	$16,107	—%
Construction	34,057	1,168,667	2.9	—	—	—
Construction - custom	1,884	293,063	0.6	—	1,161	—
Land - acquisition & development	9,371	160,210	5.8	17	173	9.8
Land - consumer lot loans	2,032	90,629	2.2	—	582	—
Multi-family	7,279	1,401,288	0.5	4	1,832	0.2
Commercial real estate	12,772	1,609,208	0.8	232	13,736	1.7
Commercial & industrial	30,993	1,250,289	2.5	78	6,155	1.3
HELOC	1,087	138,269	0.8	—	692	—
Consumer	2,702	142,210	1.9	—	—	—
	$133,691	$12,115,429	1.1%	$331	$40,438	0.8%

September 30, 2018	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	(In thousands, except ratio data)			(In thousands, except ratio data)
Single-family residential	$33,033	$5,782,870	0.6%	$—	$21,345	—%
Construction	31,317	1,060,428	3.0	—	2,427	—
Construction - custom	1,842	289,192	0.6	—	—	—
Land - acquisition & development	7,969	122,639	6.5	9	920	1.0
Land - consumer lot loans	2,164	96,583	2.2	—	507	—
Multi-family	8,325	1,384,655	0.6	4	448	1.0
Commercial real estate	11,702	1,432,791	0.8	150	19,378	0.8
Commercial & industrial	28,348	1,126,438	2.5	354	14,437	2.5
HELOC	781	128,715	0.6	—	1,162	—
Consumer	3,259	173,181	1.9	—	56	—
	$128,740	$11,597,492	1.1%	$517	$60,680	0.9%

As of June 30, 2019, $133,691,000 of the allowance was calculated under the Company's general allowance methodology and the remaining $331,000 was specific reserves on loans deemed to be individually impaired. As of September 30, 2018, $128,740,000 of the allowance was calculated under the Company's general allowance methodology and the remaining $517,000 was specific reserves on loans deemed to be individually impaired.

The Company has an asset quality review function that analyzes its loan portfolio and reports the results of the review to its Board of Directors on a quarterly basis. The single-family residential, HELOC and consumer portfolios are evaluated based on their performance as a pool of loans, since no single loan is individually significant or judged by its risk rating, size or potential risk of

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on loans based on risk rating categories as defined above.

June 30, 2019	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Single-family residential	$5,846,169	$—	$27,414	$—	$—	$5,873,583
Construction	1,997,236	—	—	—	—	1,997,236
Construction - custom	569,736	—	1,161	—	—	570,897
Land - acquisition & development	199,241	—	3,845	—	—	203,086
Land - consumer lot loans	94,413	—	814	—	—	95,227
Multi-family	1,395,316	—	7,826	—	—	1,403,142
Commercial real estate	1,590,337	2,771	29,835	—	—	1,622,943
Commercial & industrial	1,224,843	4,141	26,139	1,275	—	1,256,398
HELOC	139,112	—	802	—	—	139,914
Consumer	142,317	—	—	—	—	142,317
Total gross loans	$13,198,720	$6,912	$97,836	$1,275	$—	$13,304,743

Total grade as a % of total gross loans	99.20%	0.05%	0.74%	0.01%	—%

September 30, 2018	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Single-family residential	$5,766,096	$—	$32,870	$—	$—	$5,798,966
Construction	1,886,304	1,937	2,427	—	—	1,890,668
Construction - custom	624,479	—	—	—	—	624,479
Land - acquisition & development	152,984	—	2,220	—	—	155,204
Land - consumer lot loans	101,249	—	787	—	—	102,036
Multi-family	1,378,803	1,633	4,689	—	—	1,385,125
Commercial real estate	1,421,602	7,114	23,452	—	—	1,452,168
Commercial & industrial	1,093,405	16,513	30,956	—	—	1,140,874
HELOC	130,330	—	522	—	—	130,852
Consumer	173,285	—	21	—	—	173,306
Total gross loans	$12,728,537	$27,197	$97,944	$—	$—	$12,853,678

Total grade as a % of total gross loans	99.03%	0.21%	0.76%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on gross loans based on borrower payment activity.

June 30, 2019	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands, except ratio data)
Single-family residential	$5,851,298	99.6%	$22,285	0.4%
Construction	1,997,236	100.0	—	—
Construction - custom	569,736	99.8	1,161	0.2
Land - acquisition & development	202,913	99.9	173	0.1
Land - consumer lot loans	94,586	99.3	641	0.7
Multi-family	1,401,711	99.9	1,431	0.1
Commercial real estate	1,614,479	99.5	8,464	0.5
Commercial & industrial	1,250,351	99.5	6,047	0.5
HELOC	139,111	99.4	803	0.6
Consumer	142,317	100.0	—	—
	$13,263,738	99.7%	$41,005	0.3%

September 30, 2018	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands, except ratio data)
Single-family residential	$5,771,323	99.5%	$27,643	0.5%
Construction	1,888,241	99.9	2,427	0.1
Construction - custom	624,479	100.0	—	—
Land - acquisition & development	154,284	99.4	920	0.6
Land - consumer lot loans	101,249	99.2	787	0.8
Multi-family	1,385,125	100.0	—	—
Commercial real estate	1,443,197	99.4	8,971	0.6
Commercial & industrial	1,126,480	98.7	14,394	1.3
HELOC	130,329	99.6	523	0.4
Consumer	173,285	100.0	21	—
	$12,797,992	99.6%	$55,686	0.4%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on impaired loan balances and the related allowances by loan types.

June 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment (Year-To-Date)
	(In thousands)
Impaired loans with no related allowance recorded:
Single-family residential	$15,045	$16,340	$—		$16,361
Construction	—	—	—		1,465
Construction - custom	1,257	1,257	—		314
Land - acquisition & development	78	143	—		343
Land - consumer lot loans	466	499	—		273
Multi-family	1,431	1,431	—		358
Commercial real estate	8,854	14,320	—		9,245
Commercial & industrial	5,715	9,904	—		8,682
HELOC	692	785	—		537
Consumer	—	35	—		17
	33,538	44,714	—		37,595
Impaired loans with an allowance recorded:
Single-family residential	117,967	120,785	2,165		129,459
Land - acquisition & development	95	153	—		101
Land - consumer lot loans	4,056	4,472	17		4,516
Multi-family	402	402	4		426
Commercial real estate	4,882	6,002	232		5,408
Commercial & industrial	440	529	78		3,063
HELOC	953	966	—		964
Consumer	62	62	—		66
	128,857	133,371	2,496	(1)	144,003
Total impaired loans:
Single-family residential	133,012	137,125	2,165		145,820
Construction	—	—	—		1,465
Construction - custom	1,257	1,257	—		314
Land - acquisition & development	173	296	—		444
Land - consumer lot loans	4,522	4,971	17		4,789
Multi-family	1,833	1,833	4		784
Commercial real estate	13,736	20,322	232		14,653
Commercial & industrial	6,155	10,433	78		11,745
HELOC	1,645	1,751	—		1,501
Consumer	62	97	—		83
	$162,395	$178,085	$2,496	(1)	$181,598

(1)	Includes $331,000 of specific reserves and $2,165,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2018	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment (Year-To-Date)
	(In thousands)
Impaired loans with no related allowance recorded:
Single-family residential	$18,872	$20,050	$—		$20,097
Construction	2,698	2,818	—		1,349
Construction - custom	—	—	—		74
Land - acquisition & development	814	814	—		572
Land - consumer lot loans	311	336	—		260
Multi-family	—	—	—		70
Commercial real estate	9,425	14,035	—		11,158
Commercial & industrial	10,137	10,146	—		9,208
HELOC	410	1,170	—		450
Consumer	20	56	—		54
	42,687	49,425	—		43,292
Impaired loans with an allowance recorded:
Single-family residential	139,796	143,099	2,871		161,729
Land - acquisition & development	107	157	—		39
Land - consumer lot loans	4,916	5,290	9		6,449
Multi-family	448	448	4		471
Commercial real estate	6,254	7,733	150		10,445
Commercial & industrial	4,291	7,506	354		4,495
HELOC	976	984	—		1,395
Consumer	70	70	—		83
	156,858	165,287	3,388	(1)	185,106
Total impaired loans:
Single-family residential	158,668	163,149	2,871		181,826
Construction	2,698	2,818	—		1,349
Construction - custom	—	—	—		74
Land - acquisition & development	921	971	—		611
Land - consumer lot loans	5,227	5,626	9		6,709
Multi-family	448	448	4		541
Commercial real estate	15,679	21,768	150		21,603
Commercial & industrial	14,428	17,652	354		13,703
HELOC	1,386	2,154	—		1,845
Consumer	90	126	—		137
	$199,545	$214,712	$3,388	(1)	$228,398

(1)	Includes $517,000 of specific reserves and $2,871,000 included in the general reserves.

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
Measured on a Recurring Basis
Available-for-Sale Securities and Derivative Contracts
Securities available for sale are recorded at fair value on a recurring basis. The fair value of debt securities are priced using model pricing based on the securities' relationship to other benchmark quoted prices as provided by an independent third party, and under GAAP are considered a Level 2 input method. Securities that are traded on active exchanges are measured using the closing price in an active market and are considered a Level 1 input method.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis.

	June 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$248,942	$—	$248,942
Municipal bonds	—	22,885	—	22,885
Corporate debt securities	—	208,707	—	208,707
Mortgage-backed securities
Agency pass-through certificates	—	1,027,403	—	1,027,403
Total available-for-sale securities	—	1,507,937	—	1,507,937
Interest rate contracts	—	13,912	—	13,912
Total financial assets	$—	$1,521,849	$—	$1,521,849

Financial Liabilities
Interest rate contracts	$—	$13,912	$—	$13,912
Commercial loan hedges	—	2,585	—	2,585
Borrowings hedges	—	4,442	—	4,442
Total financial liabilities	$—	$20,939	$—	$20,939

There were no transfers between, into and/or out of Levels 1, 2 or 3 during the nine months ended June 30, 2019.

	September 30, 2018
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
Equity securities	$488	$—	$—	$488
U.S. government and agency securities	—	207,293	—	207,293
Municipal bonds	—	22,978	—	22,978
Corporate debt securities	—	184,695	—	184,695
Mortgage-backed securities
Agency pass-through certificates	—	896,041	—	896,041
Commercial MBS	—	3,462	—	3,462
Total available-for-sale securities	488	1,314,469	—	1,314,957
Interest rate contracts	—	12,731	—	12,731
Commercial loan hedges	—	3,857	—	3,857
Borrowings hedges	—	22,250	—	22,250
Total financial assets	$488	$1,353,307	$—	$1,353,795

Financial Liabilities
Interest rate contracts	$—	$12,731	$—	$12,731
Total financial liabilities	$—	$12,731	$—	$12,731

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

When management determines that the fair value of the collateral or the real estate owned requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the impaired loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2019 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at June 30, 2019 and June 30, 2018, and the total gains (losses) resulting from those fair value adjustments for the three and nine months ended June 30, 2019 and June 30, 2018. The estimated fair value measurements are shown gross of estimated selling costs.

	June 30, 2019				Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Impaired loans (1)	$—	$—	$6,007	$6,007	$(4,383)	$(5,619)
Real estate owned (2)	—	—	3,084	3,084	(5)	394
Balance at end of period	$—	$—	$9,091	$9,091	$(4,388)	$(5,225)

(1)	The gains (losses) represent remeasurements of collateral-dependent loans.

(2)	The gains (losses) represent remeasurements of REO.

	June 30, 2018				Three Months Ended June 30, 2018	Nine Months Ended June 30, 2018
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Impaired loans (1)	$—	$—	$15,125	$15,125	$(3,120)	$(4,094)
Real estate owned (2)	—	—	6,354	6,354	(97)	(656)
Balance at end of period	$—	$—	$21,479	$21,479	$(3,217)	$(4,750)

(1)	The gains (losses) represent remeasurements of collateral-dependent loans.

(2)	The gains (losses) represent remeasurements of REO.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		June 30, 2019		September 30, 2018
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$289,828	$289,828	$268,650	$268,650
Available-for-sale securities
Equity securities	1	—	—	488	488
U.S. government and agency securities	2	248,942	248,942	207,293	207,293
Municipal bonds	2	22,885	22,885	22,978	22,978
Corporate debt securities	2	208,707	208,707	184,695	184,695
Mortgage-backed securities
Agency pass-through certificates	2	1,027,403	1,027,403	896,041	896,041
Commercial MBS	2	—	—	3,462	3,462
Total available-for-sale securities		1,507,937	1,507,937	1,314,957	1,314,957
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	1,493,175	1,496,671	1,610,420	1,533,742
Commercial MBS	2	15,000	15,008	15,000	15,028
Total held-to-maturity securities		1,508,175	1,511,679	1,625,420	1,548,770

Loans receivable	3	11,974,533	12,485,465	11,477,081	11,556,326
FHLB and FRB stock	2	134,190	134,190	127,190	127,190
Other assets - interest rate contracts	2	13,912	13,912	12,731	12,731
Other assets - commercial loan hedges	2	—	—	3,857	3,857
Other assets - borrowings hedges	2	—	—	22,250	22,250

Financial liabilities
Time deposit accounts	2	4,950,320	4,959,058	4,804,803	4,779,040
FHLB advances	2	2,505,000	2,531,425	2,330,000	2,316,964
Other liabilities - interest rate contracts	2	13,912	13,912	12,731	12,731
Other liabilities - commercial loan hedges	2	2,585	2,585	—	—
Other liabilities - borrowings hedges	2	4,442	4,442	—	—

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
Borrowings hedges – The fair value of the interest rate swaps is estimated by a third party pricing service using a discounted cash flow technique.
The following tables provide a reconciliation of amortized cost to fair value of available-for-sale and held-to-maturity securities.

	June 30, 2019
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
5 to 10 years	$68,503	$3	$(881)	$67,625	2.69%
Over 10 years	182,384	20	(1,087)	181,317	3.40
Corporate debt securities due
Within 1 year	33,867	413	—	34,280	3.95
1 to 5 years	80,000	599	(149)	80,450	3.70
5 to 10 years	92,853	1,124	—	93,977	3.59
Municipal bonds due
1 to 5 years	1,422	12	—	1,434	1.93
Over 10 years	20,308	1,143	—	21,451	6.45
Mortgage-backed securities
Agency pass-through certificates	1,008,446	20,877	(1,920)	1,027,403	3.36
	1,487,783	24,191	(4,037)	1,507,937	3.33
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,493,175	10,797	(7,301)	1,496,671	3.16
Commercial MBS	15,000	8	—	15,008	3.26
	1,508,175	10,805	(7,301)	1,511,679	3.16
	$2,995,958	$34,996	$(11,338)	$3,019,616	3.29%

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

For available-for-sale investment securities, there were sales totaling $491,000 during the nine months ended June 30, 2019 and no sales during the nine months ended June 30, 2018. There were purchases of $327,670,000 of available-for-sale investment securities during the nine months ended June 30, 2019 and purchases of $166,696,000 during the nine months ended June 30, 2018. For held-to-maturity investment securities, there were no purchases during the nine months ended June 30, 2019 and purchases of $170,836,000 during the nine months ended June 30, 2018. There were no sales of held-to-maturity investment securities during either period. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.
The following tables show the unrealized gross losses and fair value of securities as of June 30, 2019 and September 30, 2018, by length of time that individual securities in each category have been in a continuous loss position. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other than temporarily impaired.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2019	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate debt securities	$—	$—	$(149)	$49,851	$(149)	49,851
U.S. government and agency securities	(158)	63,483	(1,809)	145,522	(1,967)	209,005
Mortgage-backed securities	(98)	94,553	(9,124)	990,089	(9,222)	1,084,642
	$(256)	$158,036	$(11,082)	$1,185,462	$(11,338)	$1,343,498

September 30, 2018	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate debt securities	$(929)	$49,072	$(14)	$24,988	$(943)	$74,060
Municipal bonds due	(24)	1,374	—	—	(24)	1,374
U.S. government and agency securities	(141)	37,565	(1,645)	76,499	(1,786)	114,064
Equity securities	(12)	488	—	—	(12)	488
Mortgage-backed securities	(28,748)	1,035,754	(61,669)	1,183,017	(90,417)	2,218,771
	$(29,854)	$1,124,253	$(63,328)	$1,284,504	$(93,182)	$2,408,757

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

On October 1, 2018, the Company early adopted ASU 2017-12, Targeted Improvements to Accounting for Hedge Activities. This standard primarily impacts the accounting for derivatives designated as fair value and cash flow accounting hedges.

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at June 30, 2019 and September 30, 2018.

June 30, 2019	Derivative Assets			Derivative Liabilities
	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program	Other assets	$429,310	$13,912	Other liabilities	$429,310	$13,912
Commercial loan fair value hedges	Other assets	—	—	Other liabilities	95,645	2,585
Borrowings cash flow hedges	Other assets	—	—	Other liabilities	700,000	4,442
		$429,310	$13,912		$1,224,955	$20,939

September 30, 2018	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program	Other assets	$395,396	$12,731	Other liabilities	$395,396	$12,731
Commercial loan fair value hedges	Other assets	97,927	3,857	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	700,000	22,250	Other liabilities	—	—
		$1,193,323	$38,838		$395,396	$12,731

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

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following table presents the impact of fair value hedge accounting on the carrying value of the hedged items (fixed rate commercial loans) at June 30, 2019.

(In thousands)	June 30, 2019
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable	$93,271	$(2,585)
	$93,271	$(2,585)

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. As of June 30, 2019, the maturities for hedges of adjustable rate borrowings ranged from one to seven years, with the weighted average being 2.9 years.

The following table presents the impact of derivative instruments (cash flow hedges on borrowings) on AOCI for the periods presented.

(In thousands)	Three Months Ended June 30,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2019
Interest rate contracts:
Pay fixed/receive floating swaps on cash flow hedges of borrowings	$(10,043)
Total pre-tax gain/(loss) recognized in AOCI	$(10,043)

(In thousands)	Nine Months Ended June 30,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2019
Interest rate contracts:
Pay fixed/receive floating swaps on cash flow hedges of borrowings	$(26,692)
Total pre-tax gain/(loss) recognized in AOCI	$(26,692)

The following table presents the gains/(losses) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the period presented.

Three Months Ended June 30, 2019	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$145,490	$(17,829)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$50
Recognized on derivatives	(2,491)
Recognized on hedged items	2,489
Net income/(expense) recognized on fair value hedges	$48

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$(817)
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—
Net income/(expense) recognized on cash flow hedges		$(817)

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nine Months Ended June 30, 2019	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$423,616	$(52,566)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$127
Recognized on derivatives	(6,409)
Recognized on hedged items	6,369
Net income/(expense) recognized on fair value hedges	$87

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$(2,222)
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—
Net income/(expense) recognized on cash flow hedges		$(2,222)

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under FASB ASC 815, Derivatives and Hedging, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the nine months ended June 30, 2019 and 2018 as the changes in fair value of the receive fixed swap and pay fixed swap offset each other.

The following table presents the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Three Months Ended June 30,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2019
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(11,091)
Receive fixed/pay floating swap	Other noninterest income	11,091
		$—

(In thousands)		Nine Months Ended June 30,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2019
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(26,643)
Receive fixed/pay floating swap	Other noninterest income	26,643
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

Revenue streams that are within the scope of the new guidance are presented within noninterest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the new guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. For the nine months ended June 30, 2019, in scope revenue streams represented approximately 5.0% of our total revenues. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of noninterest income within the scope of the new guidance include the following:

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
GENERAL & BUSINESS DESCRIPTION
Washington Federal, Inc. is a bank holding company headquartered in Seattle, Washington that conducts its operations through Washington Federal Bank, National Association (“Bank”), a federally chartered national bank subsidiary. Washington Federal,

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Inc. and its consolidated subsidiaries are engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate.

The Company's fiscal year end is September 30th. All references to 2018 represent balances as of September 30, 2018 or activity for the fiscal year then ended.

INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of transaction and savings accounts is 58% of total deposits as of June 30, 2019 while the composition of the investment securities portfolio is 24% variable and 76% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $1,508,175,000 of mortgage-backed securities that it has designated as held-to-maturity and are carried at amortized cost. As of June 30, 2019, the net unrealized gain on these securities was $3,504,000. The Company has $1,507,937,000 of available-for-sale securities that are carried at fair value. As of June 30, 2019, the net unrealized gain on these securities was $20,154,000. The Company has executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized loss on these interest rate swaps as of June 30, 2019 was $4,442,000. All of the above are pre-tax net unrealized gains or losses.

The Company relies on various measures of interest rate risk, including an asset/liability analysis, modeling of changes in forecasted net interest income under various rate change scenarios, and the impact of interest rate changes on the net portfolio value (“NPV”) of the Company.

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

In the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would decrease by 1.7% in the next year. This compares to an estimated decrease of 2.3% as of the September 30, 2018 analysis. The change is primarily due to fluctuating interest rates and the impact to expected prepayment speeds as well as and shifts in the mix of fixed versus adjustable rate assets and updated deposit betas used for transaction deposits in the Company's asset liability management model. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long term rates over two years would result in a net interest income decrease of 1.1% in the first year and decrease of 5.1% in the second year assuming a constant balance sheet and no management intervention.

NPV Sensitivity. NPV is an estimate of the market value of shareholders' equity. NPV is calculated as the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of NPV to changes in interest rates provides a view of interest rate risk as it incorporates all future expected cash flows. As of June 30, 2019, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $410,329,000 or 17.3% and the NPV to total assets ratio to decline to 12.6% from a base of 14.2%. As of September 30, 2018, the NPV in the event of a 200 basis point increase in rates was estimated to decline by $452,713,000 or 20.5% and the NPV to total assets ratio to decline to 12.1% from a base of 14.2%. The change in NPV sensitivity is due primarily to fluctuating interest rates that have impacted asset prices as well as sensitivity to expected prepayment speeds on fixed rate loans and mortgage-backed securities as of June 30, 2019.
Interest Rate Spread. The interest rate spread is measured as the difference between the rate on total loans and investments and the rate on costing liabilities at the end of each period. The interest rate spread decreased to 2.82% at June 30, 2019 from 2.90% at September 30, 2018. The spread decrease of 8 basis points is primarily due to the rise in short-term interest rates, which resulted in a higher rate being paid on interest-bearing deposits partially offset by a lower rate paid on short-term FHLB borrowings and a higher rate being earned on cash and adjustable rate loans and investment securities. As of June 30, 2019, the weighted average rate on earning assets increased by 14 basis points to 4.21% compared to September 30, 2018, while the weighted average rate being paid on interest-bearing deposits increased by 26 basis points to 1.13% and the overall cost of funds increased by 22 basis points to 1.39%. The interest rate spread decreased to 2.82% at June 30, 2019 from 2.93% at June 30, 2018 due to the same factors described above.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Net Interest Margin. Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin decreased to 3.18% for the quarter ended June 30, 2019 from 3.29% for the quarter ended June 30, 2018. The yield on earning assets increased 24 basis points to 4.50% and the cost of interest bearing liabilities increased 36 basis points to 1.40% over that same period. The higher yield on earning assets is the result of the rise in short-term interest rates, which resulted in a higher rate being earned on cash and adjustable rate loans and investment securities, as well as the shift in mix from investment securities into a higher proportion of loans receivable that carry higher yields on average. The higher rate in interest bearing liabilities was primarily due to the increase in rates on interest-bearing deposits and short-term FHLB advances partially offset by the maturity of certain long-term FHLB advances with higher rates.
The following tables set forth the information explaining the changes in the net interest margin for the periods indicated compared to the same periods one year ago.

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$11,925,478	$145,490	4.89%	$11,322,932	$131,541	4.66%
Mortgaged-backed securities	2,563,070	18,719	2.93	2,550,004	18,022	2.83
Cash & Investments	696,640	5,956	3.43	584,918	4,077	2.80
FHLB & FRB stock	138,144	1,661	4.82	135,313	1,432	4.24
Total interest-earning assets	15,323,332	171,826	4.50%	14,593,167	155,072	4.26%
Other assets	1,139,374			1,154,328
Total assets	$16,462,706			$15,747,495

Liabilities and Equity
Customer accounts	$11,724,841	$32,331	1.11%	$11,075,998	$18,887	0.68%
FHLB advances	2,603,846	17,829	2.75	2,533,077	16,333	2.59
Total interest-bearing liabilities	14,328,687	50,160	1.40%	13,609,075	35,220	1.04%
Other liabilities	117,299			142,557
Total liabilities	14,445,986			13,751,632
Stockholders' equity	2,016,720			1,995,863
Total liabilities and equity	$16,462,706			$15,747,495
Net interest income		$121,666			$119,852
Net interest margin (NIM)			3.18%			3.29%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

	Nine Months Ended June 30, 2019			Nine Months Ended June 30, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$11,763,084	$423,616	4.81%	$11,148,291	$382,581	4.59%
Mortgaged-backed securities	2,576,494	57,254	2.97	2,554,324	52,588	2.75
Cash & Investments	667,378	16,230	3.25	574,564	11,017	2.56
FHLB & FRB stock	136,342	4,930	4.83	130,913	3,745	3.82
Total interest-earning assets	15,143,298	502,030	4.43%	14,408,092	449,931	4.18%
Other assets	1,154,381			1,153,944
Total assets	$16,297,679			$15,562,036

Liabilities and Equity
Customer accounts	$11,587,427	$88,576	1.02%	$10,971,247	$49,939	0.61%
FHLB advances	2,558,791	52,566	2.75	2,423,077	47,104	2.60
Other borrowings	—	—	—	11	—	—
Total interest-bearing liabilities	14,146,218	141,142	1.33%	13,394,335	97,043	0.97%
Other liabilities	147,626			160,581
Total liabilities	14,293,844			13,554,916
Stockholders' equity	2,003,835			2,007,120
Total liabilities and equity	$16,297,679			$15,562,036
Net interest income		$360,888			$352,888
Net interest margin (NIM)			3.18%			3.27%

As of June 30, 2019, total assets had increased by $602,801,000 to $16,468,525,000 from $15,865,724,000 at September 30, 2018. During the nine months ended June 30, 2019, cash and cash equivalents increased by $21,178,000, loans receivable increased $497,452,000, and investment securities increased by $75,735,000.
Cash and cash equivalents of $289,828,000 and stockholders’ equity of $2,012,734,000 as of June 30, 2019 provide management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES
The principal sources of funds for the Company's activities are loan repayments (including prepayments), net deposit inflows, repayments and sales of investments and borrowings and retained earnings, if applicable. The Company's principal sources of revenue are interest on loans and interest and dividends on investments. Additionally, the Company earns fee income for loan, deposit, insurance and other services.
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
The Company's cash and cash equivalents totaled $289,828,000 at June 30, 2019, an increase from $268,650,000 at September 30, 2018. These amounts include the Bank's operating cash.
The Company’s shareholders' equity at June 30, 2019 was $2,012,734,000, or 12.22% of total assets. This is an increase of $15,826,000 from September 30, 2018 when net worth was $1,996,908,000, or 12.59% of total assets. The Company’s shareholders'

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

equity was impacted in the nine months ended June 30, 2019 by net income of $157,894,000, the payment of $46,749,000 in cash dividends, treasury stock purchases of $103,935,000, as well as other comprehensive income of $3,843,000. The ratio of tangible capital to tangible assets at June 30, 2019 was 10.54%. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

June 30, 2019
Common Equity Tier I risk-based capital ratio:
The Company	$1,692,430	14.17%	4.50%	NA
The Bank	1,667,350	13.97%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,692,430	14.17%	6.00%	NA
The Bank	1,667,350	13.97%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,832,702	15.35%	8.00%	NA
The Bank	1,807,621	15.14%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,692,430	10.47%	4.00%	NA
The Bank	1,667,350	10.32%	4.00%	5.00%

September 30, 2018
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,678,475	14.71%	4.50%	NA
The Bank	1,661,628	14.55%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,678,475	14.71%	6.00%	NA
The Bank	1,661,628	14.55%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,814,981	15.91%	8.00%	NA
The Bank	1,798,135	15.75%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,678,475	10.85%	4.00%	NA
The Bank	1,661,628	10.74%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents: Cash and cash equivalents are $289,828,000 at June 30, 2019, an increase of $21,178,000, or 7.9%, since September 30, 2018.

Available-for-sale and held-to-maturity investment securities: Available-for-sale securities increased $192,980,000, or 14.7%, during the nine months ended June 30, 2019, mostly due to purchases of $327,670,000 and an increase to net unrealized gain of $31,677,000, partially offset by principal repayments and maturities of $164,295,000. During the same period, the balance of held-to-maturity securities decreased by $117,245,000 primarily due to principal pay-downs and maturities of $114,678,000. As of June 30, 2019, the Company had a net unrealized gain on available-for-sale securities of $20,154,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Loans receivable: Loans receivable, net of related contra accounts, increased by $497,452,000 to $11,974,533,000 at June 30, 2019, compared to $11,477,081,000 at September 30, 2018. The increase resulted primarily from originations of $3,045,756,000 partially offset by loan principal repayments of $2,574,363,000. Commercial loan originations accounted for 73% of total originations and consumer loan originations were 27% during the period. The increase in the loan portfolio is consistent with management's strategy during low rate environments to produce more construction, multifamily, commercial real estate, and commercial and industrial loans that generally have adjustable interest rates or a shorter duration.
The following table shows the loan portfolio by category and the change.

	June 30, 2019		September 30, 2018		Change
	($ in thousands)		($ in thousands)		$	%
Gross loans by category
Single-family residential	$5,873,583	44.1%	$5,798,966	45.1%	$74,617	1.3%
Construction	1,997,236	15.0	1,890,668	14.7	106,568	5.6
Construction - custom	570,897	4.3	624,479	4.9	(53,582)	(8.6)
Land - acquisition & development	203,086	1.5	155,204	1.2	47,882	30.9
Land - consumer lot loans	95,227	0.7	102,036	0.8	(6,809)	(6.7)
Multi-family	1,403,142	10.5	1,385,125	10.8	18,017	1.3
Commercial real estate	1,622,943	12.2	1,452,168	11.3	170,775	11.8
Commercial & industrial	1,256,398	9.4	1,140,874	8.9	115,524	10.1
HELOC	139,914	1.0	130,852	1.0	9,062	6.9
Consumer	142,317	1.1	173,306	1.3	(30,989)	(17.9)
Total gross loans	13,304,743	100%	12,853,678	100%	451,065	3.5%
Less:
Allowance for loan losses	134,022		129,257		4,765	3.7%
Loans in process	1,148,876		1,195,506		(46,630)	(3.9)
Net deferred fees, costs and discounts	47,312		51,834		(4,522)	(8.7)
Total loan contra accounts	1,330,210		1,376,597		(46,387)	(3.4)
Net Loans	$11,974,533		$11,477,081		$497,452	4.3%

Non-performing assets: Non-performing assets decreased $18,976,000 during the nine months ended June 30, 2019 to $51,117,000 from $70,093,000 at September 30, 2018. The change is due to a $14,681,000 decrease in non-accrual loans and $4,295,000 decline in real estate owned ("REO"). Non-performing assets as a percentage of total assets was 0.31% at June 30, 2019 compared to 0.44% at September 30, 2018.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

The following table sets forth information regarding restructured loans and non-performing assets.

	June 30, 2019		September 30, 2018
	($ in thousands)
Restructured loans:
Single-family residential	$117,968	91.5%	$139,797	89.1%
Land - acquisition & development	95	0.1	107	0.1
Land - consumer lot loans	4,056	3.1	4,916	3.1
Multi - family	402	0.3	448	0.3
Commercial real estate	4,882	3.8	6,254	4.0
Commercial & industrial	440	0.3	4,290	2.7
HELOC	953	0.7	976	0.6
Consumer	62	—	70	—
Total restructured loans (1)	$128,858	100%	$156,858	100%
Non-accrual loans:
Single-family residential	$22,285	54.3%	$27,643	49.6%
Construction	—	—	2,427	4.4
Construction - custom	1,161	2.8	—	—
Land - acquisition & development	173	0.4	920	1.7
Land - consumer lot loans	641	1.6	787	1.4
Multi-family	1,431	3.5	—	—
Commercial real estate	8,464	20.6	8,971	16.1
Commercial & industrial	6,047	14.7	14,394	25.8
HELOC	803	2.0	523	0.9
Consumer	—	—	21	—
Total non-accrual loans	41,005	100%	55,686	100%
Real estate owned	7,003		11,298
Other property owned	3,109		3,109
Total non-performing assets	$51,117		$70,093
Total non-performing assets and performing restructured loans as a percentage of total assets	1.06%		1.39%
Total Assets
(1) Restructured loans were as follows:
Performing	$124,108	96.3%	$150,667	96.1%
Non-performing (included in non-accrual loans above)	4,750	3.7	6,191	3.9
	$128,858	100%	$156,858	100%

For the nine months ended June 30, 2019, the Company recognized $2,663,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $1,624,000 for the same period had these loans performed according to their original contract terms. Recognized interest income for the nine months ended June 30, 2019 was higher than what otherwise would have been collected in the period due to the collection of past due amounts. In addition to the non-accrual loans reflected in the above table, the Company had $65,267,000 of loans that were less than 90 days delinquent at June 30, 2019 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 1.46% at June 30, 2019.
Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 91.5% of restructured loans as of June 30, 2019. The concession for these loans is typically a payment reduction through a rate reduction of 100 to 200 bps for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period.
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
Allowance for loan losses: The following table shows the Company’s allowance for loan losses by loan category.

June 30, 2019	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	($ in thousands)			($ in thousands)
Single-family residential	$31,514	$5,861,596	0.5%	$—	$16,107	—%
Construction	34,057	1,168,667	2.9	—	—	—
Construction - custom	1,884	293,063	0.6	—	1,161	—
Land - acquisition & development	9,371	160,210	5.8	17	173	9.8
Land - consumer lot loans	2,032	90,629	2.2	—	582	—
Multi-family	7,279	1,401,288	0.5	4	1,832	0.2
Commercial real estate	12,772	1,609,208	0.8	232	13,736	1.7
Commercial & industrial	30,993	1,250,289	2.5	78	6,155	1.3
HELOC	1,087	138,269	0.8	—	692	—
Consumer	2,702	142,210	1.9	—	—	—
	$133,691	$12,115,429	1.1%	$331	$40,438	0.8%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

September 30, 2018	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	($ in thousands)			($ in thousands)
Single-family residential	$33,033	$5,782,870	0.6%	$—	$21,345	—%
Construction	31,317	1,060,428	3.0	—	2,427	—
Construction - custom	1,842	289,192	0.6	—	—	—
Land - acquisition & development	7,969	122,639	6.5	9	920	1.0
Land - consumer lot loans	2,164	96,583	2.2	—	507	—
Multi-family	8,325	1,384,655	0.6	4	448	1.0
Commercial real estate	11,702	1,432,791	0.8	150	19,378	0.8
Commercial & industrial	28,348	1,126,438	2.5	354	14,437	2.5
HELOC	781	128,715	0.6	—	1,162	—
Consumer	3,259	173,181	1.9	—	56	—
	$128,740	$11,597,492	1.1%	$517	$60,680	0.9%

Reserve for losses on unfunded commitments: Unfunded commitments tend to vary depending on the Company's loan mix and the proportionate share of commercial loans. The balance of unfunded commitments was $2,252,249,000 and $2,180,162,000 at June 30, 2019 and September 30, 2018, respectively. The Company estimates losses on off-balance-sheet credit exposures by allocating a loss percentage derived from historical loss factors for each asset class. The reserve for unfunded commitments was $6,250,000 as of June 30, 2019, which is a decrease from $7,250,000 at September 30, 2018.
Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $140,272,000, or 1.05% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E for further discussion and analysis of the allowance for loan losses as of and for the period ended June 30, 2019.

Real estate owned: REO decreased during the nine months ended June 30, 2019 by $4,295,000 to $7,003,000, primarily due to sales of REO properties during the period.

Intangible assets: Intangible assets decreased to $309,757,000 as of June 30, 2019 from $311,286,000 as of September 30, 2018. The decrease was due to amortization of finite-lived intangible assets.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Customer accounts: Customer accounts increased $413,024,000, or 3.6%, to $11,800,170,000 at June 30, 2019 compared with $11,387,146,000 at September 30, 2018.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	June 30, 2019			September 30, 2018
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$1,454,503	12.3%	—%	$1,401,226	12.3%	—%
Interest checking	1,963,698	16.6	0.76	1,778,520	15.6	0.50
Savings	771,473	6.5	0.14	836,501	7.3	0.11
Money market	2,660,176	22.5	0.87	2,566,096	22.5	0.65
Time deposits	4,950,320	42.0	1.91	4,804,803	42.2	1.50
Total	$11,800,170	100%	1.13%	$11,387,146	100%	0.87%

FHLB advances and other borrowings: Total borrowings increased to $2,505,000,000 as of June 30, 2019 from $2,330,000,000 as of September 30, 2018. The weighted average rate for FHLB borrowings was 2.58% as of June 30, 2019 and 2.66% at September 30, 2018. The decrease being due to lower rates on new FHLB advances and maturing advances with higher rates.

Stockholders' equity: The Company’s total stockholders' equity at June 30, 2019 was $2,012,734,000, or 12.22% of total assets. This was an increase of $15,826,000 from the September 30, 2018 total of $1,996,908,000, or 12.59% of total assets. The Company’s equity was impacted in the nine months ended June 30, 2019 by net income of $157,894,000, the payment of $46,749,000 in cash dividends, treasury stock purchases of $103,935,000, as well as other comprehensive income of $3,843,000.

RESULTS OF OPERATIONS
Net Income: The Company recorded net income of $53,854,000 for the three months ended June 30, 2019 compared to $51,394,000 for the prior year quarter. The Company recorded net income of $157,894,000 for the nine months ended June 30, 2019 compared to $152,335,000 for the same period one year ago.

Net Interest Income: For the three months ended June 30, 2019, net interest income was $121,666,000, which is $1,814,000 higher than the same quarter of the prior year. Net interest margin was 3.18% for the quarter ended June 30, 2019 compared to 3.29% for the quarter ended June 30, 2018. The increase in net interest income was primarily due to the average balance of earning assets increasing by $730,165,000 and the yield on earning assets increasing to 4.50% from 4.26%, partially offset by a $719,612,000 increase in average balance on interest-bearing liabilities and the average rate paid increasing to 1.40% for the three months ended June 30, 2019 compared to 1.04% for the same quarter one year ago. For the nine months ended June 30, 2019, net interest income was $360,888,000, which is $8,000,000 higher than the same period for the prior year. Net interest margin was 3.18% for the nine months ended June 30, 2019 compared to 3.27% for the same period of the prior year. The higher yield on earning assets is the result of the rise in short-term interest rates, which resulted in a higher rate being earned on cash and adjustable rate loans and investment securities, as well as the shift in mix from investment securities into a higher proportion of loans receivable that carry higher yields on average. The higher rate on interest-bearing liabilities was primarily due to the increase in rates on interest-bearing deposit accounts, partially offset by the maturity of certain long-term FHLB advances with higher rates.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Rate / Volume Analysis:

	Comparison of Three Months Ended 06/30/19 and 06/30/18			Comparison of Nine Months Ended 06/30/19 and 06/30/18
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans receivable	$7,237	$6,712	$13,949	$21,954	$19,081	$41,035
Mortgaged-backed securities	88	609	697	456	4,210	4,666
Investments (1)	955	1,153	2,108	2,247	4,151	6,398
All interest-earning assets	8,280	8,474	16,754	24,657	27,442	52,099
Interest expense:
Customer accounts	1,138	12,306	13,444	2,985	35,652	38,637
FHLB advances and other borrowings	466	1,030	1,496	2,690	2,772	5,462
All interest-bearing liabilities	1,604	13,336	14,940	5,675	38,424	44,099
Change in net interest income	$6,676	$(4,862)	$1,814	$18,982	$(10,982)	$8,000
___________________

(1)	Includes interest on cash equivalents and dividends on FHLB & FRB stock.
Provision (Release) for Loan Losses: The Company did not record any provision for loan losses for the three months ended June 30, 2019, compared with a $1,000,000 provision for loan losses for the three months ended June 30, 2018. A provision for loan losses of $250,000 and $50,000 was recorded during the nine months ended June 30, 2019 and June 30, 2018, respectively. Reserving for new loan originations as the loan portfolio grows has been largely offset by recoveries of previously charged-off loans. Recoveries, net of charge-offs, totaled $936,000 for the three months ended June 30, 2019, compared to net recoveries of $90,000 during the three months ended June 30, 2018. Recoveries, net of charge-offs, totaled $3,515,000 for the nine months ended June 30, 2019, compared to net recoveries of $4,543,000 during the nine months ended June 30, 2018.

Other Income: The three months ended June 30, 2019 results include total other income of $14,042,000 compared to $12,451,000 for the same period one year ago, a $1,591,000 increase. Results for the nine months ended June 30, 2019 include total other income of $45,861,000, an increase of $14,028,000 from the $31,833,000 for the same period one year ago. The increase for the year-to-date periods is primarily due to a net gain of $6,400,000 recognized in three months ended December 31, 2018 from the sale and valuation adjustments of fixed assets as well as $8,550,000 of expense from FDIC loss share valuation adjustments recognized in the three months ended December 31, 2017.

Other Expense: Operating expenses have increased as a result of ongoing investments in people, process and technology with the objective of growing market share and ultimately earnings. The three months ended June 30, 2019 results include total other expense of $70,898,000 compared to $66,977,000 for the same period one year ago, a $3,921,000 increase. The increase is primarily due to compensation and benefits costs increasing by $3,074,000 due to the aforementioned factors. The number of staff, including part-time employees on a full-time equivalent basis, increased by 5.0% to 1,962 at June 30, 2019 from 1,869 at June 30, 2018. In addition, other expenses increased by $1.3 million, primarily due to Bank Secrecy Act (BSA) program enhancements. Results for the nine months ended June 30, 2019 include total other expense of $210,537,000, an increase of $15,832,000 from the $194,705,000 for the same period one year ago. The increase is largely due to compensation and benefits costs increasing by $8,487,000 and occupancy costs increasing $2,003,000 because of the investments noted above. Additionally, information technology costs were $902,000 higher and other expenses were $6,162,000 higher than last year, primarily due to BSA program enhancements. Total other expense for the nine months ended June 30, 2019 and June 30, 2018 equaled 1.72% and 1.67%, respectively, of average assets.

Gain (Loss) on Real Estate Owned: Results for the three months ended June 30, 2019 include a net gain on real estate owned of $353,000, compared to a net gain of $168,000 for the same period one year ago. Results for the nine months ended June 30, 2019 include a net gain on real estate owned of $1,481,000, compared to a net loss of $64,000 for the same period one year ago.

Income Tax Expense: Income tax expense totaled $11,309,000 for the three months ended June 30, 2019, compared to $13,100,000 for the same period one year ago. Income tax expense totaled $39,549,000 for the nine months ended June 30, 2019, compared to $37,567,000 for the year ago period. The effective tax rate for the nine months ended June 30, 2019 was 20.03% compared to 19.78% for the nine months ended June 30, 2018 and 20.76% for the full fiscal year ended September 30, 2018. The effective tax

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

rate for the nine months ended June 30, 2019 is lower than the statutory rate mainly due to a one-time tax tax benefit recorded during the three months ended June 30, 2019 related to the resolution of a previously unrecognized tax position.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2019 to April 30, 2019	3,772	$31.71	3,772	9,589,929
May 1, 2019 to May 31, 2019	875,676	32.48	875,676	8,714,253
June 1, 2019 to June 30, 2019	177,012	32.35	177,012	8,537,241
Total	1,056,460	$32.45	1,056,460	8,537,241
 ___________________

(1)
The Company's stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 66,956,264 shares were authorized for repurchase.

Item 3.        Defaults Upon Senior Securities
Not applicable

Item 4.        Mine Safety Disclosures
Not applicable

Item 5.        Other Information
Not applicable

Item 6.        Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer
	31.2	Section 302 Certification by the Chief Financial Officer
	32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer
	101	Financial Statements from the Company’s Form 10-Q for the three months ended June 30, 2019 formatted in iXBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 25, 2019	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL President & Chief Executive Officer

July 25, 2019	/S/ VINCENT L. BEATTY
VINCENT L. BEATTY Executive Vice President and Chief Financial Officer

July 25, 2019	/S/ CORY D. STEWART
CORY D. STEWART Senior Vice President and Principal Accounting Officer