Form 10-K
period 2019-09-30
WASHINGTON FEDERAL INC
filed 2019-11-20
CIK 936528

United States
Securities and Exchange Commission
Washington, D.C. 20549
____________________________________________________________
 FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-34654
____________________________________________________________
 WASHINGTON FEDERAL INC
(Exact name of registrant as specified in its charter)
____________________________________________________________

Washington			91-1661606
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

425 Pike Street	Seattle	Washington	98101
(Address of Principal Executive Offices)			(Zip Code)

Registrant’s telephone number, including area code: (206) 624-7930
_____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1.00 par value per share	WAFD	NASDAQ Stock Market
Securities registered pursuant to section 12(g) of the Act:
None
____________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant's common stock ("Common Stock") held on March 29, 2019, the last business day of the registrant's second fiscal quarter by non-affiliates was $2,300,567,209 based on the NASDAQ Stock Market closing price of $28.89 per share on that date. This is based on 79,631,956 shares of Common Stock that were issued and outstanding on this date, which excludes 803,261 shares held by all affiliates.

At November 18, 2019, there were 78,448,561 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:
(1) Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2019, are incorporated into Part II, Items 5-8 and Part III, Item 12 of this Form 10-K.
(2) Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on January 22, 2020 are incorporated into Part III, Items 10-14 of this Form 10-K.

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

•	the effects of a severe economic downturn, including high unemployment rates and declines in housing prices and property values, in the Company's primary market areas;

•	the effects of and changes in monetary and fiscal policies of the Board of Governors of the Federal Reserve System and the U.S. Government;

•	fluctuations in interest rate risk and changes in market interest rates, including risk related to LIBOR reform;

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

General

Washington Federal Bank, National Association, a federally-insured national bank dba WaFd Bank (the “Bank” or “WaFd Bank”), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. Washington Federal, Inc., a Washington corporation (the “Company”), was formed as the Bank’s holding company in November, 1994. As used throughout this document, the terms “Washington Federal” or the “Company” refer to the Company and its consolidated subsidiaries, and the term “Bank” refers to the operating subsidiary, Washington Federal Bank, National Association. The Company is headquartered in Seattle, Washington.
The Company's fiscal year end is September 30th. All references to 2019, 2018 and 2017 represent balances as of September 30, 2019, September 30, 2018 and September 30, 2017, respectively, or activity for the fiscal years then ended.
The business of the Bank consists primarily of accepting deposits from the general public and investing these funds in loans of various types, including first lien mortgages on single-family dwellings, construction loans, land acquisition and development loans, loans on multi-family, commercial real estate and other income producing properties, home equity loans and business loans. It also invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations. As of September 30, 2019, Washington Federal Bank has 234 branches located in Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. Through the Bank's subsidiaries, the Company is also engaged in insurance brokerage activities.

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

	Average Statements of Financial Condition
	Year Ended September 30,
	2019			2018			2017
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(In thousands)
Assets
Loans receivable (1)	$11,814,480	$568,096	4.81%	$11,202,129	$515,807	4.60%	$10,402,346	$470,523	4.52%
Mortgage-backed securities	2,554,653	74,485	2.92	2,543,796	70,407	2.77	2,561,400	60,612	2.37
Cash and other investment securities (2)	699,340	22,290	3.19	584,145	15,456	2.65	719,175	14,187	1.97
FHLB & FRB stock	135,346	6,595	4.87	129,382	5,413	4.18	120,725	3,596	2.98
Total interest-earning assets	15,203,819	671,466	4.42%	14,459,452	607,083	4.20%	13,803,646	548,918	3.98%
Other assets	1,160,302			1,155,819			1,161,408
Total assets	$16,364,121			$15,615,271			$14,965,054
Liabilities and Shareholders’ Equity
Customer accounts	$11,663,142	122,216	1.05%	$11,068,461	72,492	0.65%	$10,615,511	52,023	0.49%
FHLB advances	2,533,890	68,190	2.69	2,384,795	62,452	2.62	2,167,986	64,969	3.00
Total interest-bearing liabilities	14,197,032	190,406	1.34%	13,453,256	134,944	1.00%	12,783,497	116,992	0.92%
Other liabilities	156,557			155,950			173,495
Total liabilities	14,353,589			13,609,206			12,956,992
Shareholders’ equity	2,010,532			2,006,065			2,008,062
Total liabilities and shareholders’ equity	$16,364,121			$15,615,271			$14,965,054
Net interest income/interest rate spread		$481,060	3.08%		$472,139	3.20%		$431,926	3.06%
Net interest margin (3)			3.16%			3.27%			3.13%

   ___________________

(1)	Interest income includes net amortization-accretion of deferred loan fees, costs, discounts and premiums of $14,057,000, $15,199,000 and $19,055,000 for year ended 2019, 2018 and 2017, respectively.

(2)	Includes cash equivalents and non-mortgage backed security investments, such as U.S. agency obligations, mutual funds, corporate bonds, and municipal bonds.

(3)	Net interest income divided by average interest-earning assets.

Lending Activities

General. The Company's net portfolio of loans totaled $11,930,575,000 at September 30, 2019 and represents 72.4% of total assets. Lending activities include the origination of loans secured by real estate, including long-term fixed-rate and adjustable-rate mortgage loans, adjustable-rate construction loans, adjustable-rate land development loans, fixed-rate and adjustable-rate multi-family loans, fixed-rate and adjustable-rate commercial real estate loans and fixed-rate and adjustable-rate business loans.

The following table sets forth the composition of the Company’s loan portfolio.

	September 30, 2019		September 30, 2018		September 30, 2017		September 30, 2016		September 30, 2015
	(In thousands)
Gross loans by category
Single-family residential	$5,835,194	43.8%	$5,798,966	45.1%	$5,711,004	46.8%	$5,658,830	51.7%	$5,700,780	58.0%
Construction	2,038,052	15.3	1,890,668	14.7	1,597,996	13.1	1,110,411	10.1	200,509	2.0
Construction - custom	540,741	4.1	624,479	4.9	602,631	4.9	473,069	4.3	396,307	4.0
Land - acquisition & development	204,107	1.5	155,204	1.2	124,308	1.0	118,497	1.1	98,282	1.0
Land - consumer lot loans	99,694	0.7	102,036	0.8	104,405	0.9	104,567	1.0	106,815	1.1
Multi-family	1,422,674	10.7	1,385,125	10.8	1,303,148	10.7	1,124,290	10.3	1,129,437	11.5
Commercial real estate	1,631,170	12.3	1,452,168	11.3	1,434,610	11.8	1,093,639	10.0	1,186,551	12.1
Commercial & industrial	1,268,695	9.5	1,140,874	8.9	1,093,360	9.0	978,589	8.9	657,581	6.7
HELOC	142,178	1.1	130,852	1.0	144,850	1.2	149,716	1.4	149,526	1.5
Consumer	129,883	1.0	173,306	1.3	85,075	0.7	139,000	1.3	197,482	2.0
Total gross loans	13,312,388	100%	12,853,678	100%	12,201,387	100%	10,950,608	100%	9,823,270	100%
Less:
Allowance for probable losses	131,534		129,257		123,073		113,494		106,829
Loans in process	1,201,341		1,195,506		1,149,934		879,484		476,796
Net deferred fees, costs and discounts	48,938		51,834		45,758		46,710		69,011
Total loan contra accounts	1,381,813		1,376,597		1,318,765		1,039,688		652,636
Net loans	$11,930,575		$11,477,081		$10,882,622		$9,910,920		$9,170,634

The following table summarizes the Company’s loan portfolio, due for the periods indicated based on contractual terms to maturity or repricing. Amounts are presented prior to deduction of net discounts and premiums, loans in process, deferred net loan origination fees and costs and allowance for loan losses.

September 30, 2019	Total	Less than 1 Year	1 to 5 Years	After 5 Years
	(In thousands)
Single-family residential	$5,835,194	$152,983	$228,535	$5,453,676
Construction	2,038,052	1,827,197	57,042	153,813
Construction – custom	540,741	—	700	540,041
Land – acquisition and development	204,107	198,909	1,815	3,383
Land – consumer lot loans	99,694	10,725	20,754	68,215
Multi-family	1,422,674	326,178	767,519	328,977
Commercial real estate	1,631,170	665,641	543,408	422,121
Commercial & industrial	1,268,695	849,549	173,325	245,821
HELOC	142,178	140,793	1,053	332
Consumer	129,883	19,689	11,320	98,874
	$13,312,388	$4,191,664	$1,805,471	$7,315,253
The contractual loan payment period for residential mortgage loans originated by the Company normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans typically have a weighted average life of four to ten years.

The following summary breaks down the Company's fixed rate and adjustable rate loans by time to maturity or to rate adjustment.

September 30, 2019
Fixed-Rate		Adjustable-Rate
Term To Maturity	Gross Loans	Term To Rate Adjustment	Gross Loans
	(In thousands)		(In thousands)
Within 1 year	$135,426	Less than 1 year	$4,056,238
1 to 3 years	416,285	1 to 3 years	558,197
3 to 5 years	341,838	3 to 5 years	489,151
5 to 10 years	993,685	5 to 10 years	110,934
10 to 20 years	1,059,127	10 to 20 years	32,242
Over 20 years	5,101,241	Over 20 years	18,024
	$8,047,602		$5,264,786

Lending Programs and Policies. The Bank's lending activities include commercial and consumer loans, including the following loan categories.
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
When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, the Bank considers the additional risk inherent in these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total balance for loans with loan-to-value ratios exceeding 80% at origination as of September 30, 2019, was $403,839,000, with allocated reserves of $7,109,000.
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

The table below shows the Company's total loan origination, purchase and repayment activities.

Twelve Months Ended September 30,	2019	2018	2017	2016	2015
	(In thousands)
Loans originated (1):
Single-family residential	$547,057	$621,431	$757,116	$692,575	$705,741
Construction	1,271,167	1,068,443	1,081,464	900,649	263,532
Construction – custom	457,328	523,951	530,435	421,816	365,220
Land – acquisition & development	123,758	85,208	79,876	59,511	78,818
Land – consumer lot loans	37,125	33,820	39,151	29,661	21,422
Multi-family	210,589	272,046	299,359	361,261	349,442
Commercial real estate	343,172	274,242	443,687	353,265	600,610
Commercial & industrial	1,020,296	869,337	931,840	1,051,950	642,309
HELOC	101,399	82,508	72,913	74,538	74,455
Consumer	8,580	3,008	3,137	3,308	1,966
Total loans originated	4,120,471	3,833,994	4,238,978	3,948,534	3,103,515
Loans purchased (2)	—	143,605	72,856	105,420	279,936
Loan principal repayments	(3,638,622)	(3,335,896)	(3,099,851)	(2,935,167)	(2,418,547)
Net change in loans in process, discounts, etc. (3)	(28,355)	(47,244)	(240,281)	(378,501)	(119,068)
Net loan activity increase (decrease)	$453,494	$594,459	$971,702	$740,286	$845,836

Beginning balance	$11,477,081	$10,882,622	$9,910,920	$9,170,634	$8,324,798
Ending balance	$11,930,575	$11,477,081	$10,882,622	$9,910,920	$9,170,634
 ___________________

(1)	Includes undisbursed loan in process and for years prior to 2016 does not include savings account loans, which were not material during the periods indicated.

(2)	Includes non-covered loans acquired through acquisitions and whole loan purchases.

(3)	Includes non-cash transactions.

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
The Bank will consider modifying the interest rate and terms of a loan if it determines that a modification is deemed to be the best option available for collection in full or to minimize the loss to the Bank. Most loans restructured in troubled debt restructurings ("TDRs") are accruing and performing loans where the borrower has proactively approached the Bank about a modification due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The modification of these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. Principal forgiveness generally is not an available option for restructured loans. As of September 30, 2019, single-family residential loans comprised 92.0% of restructured loans. The Bank reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic market conditions.
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

The following table sets forth information regarding the Company's restructured and non-accrual loans and REO.

September 30,	2019	2018	2017	2016	2015
	(In thousands)
Performing restructured loans	$116,659	$150,667	$202,272	$251,583	$289,587
Non-performing restructured loans	5,018	6,191	5,105	9,948	13,126
Total restructured loans	121,677	156,858	207,377	261,531	302,713
Non-accrual loans:
Single-family residential	25,271	27,643	27,930	33,148	59,074
Construction	—	2,427	—	—	754
Construction – custom	—	—	91	—	732
Land – acquisition & development	169	920	296	58	—
Land – consumer lot loans	246	787	605	510	1,273
Multi-family	—	—	139	776	2,558
Commercial real estate	5,835	8,971	11,815	7,100	2,176
Commercial & industrial	1,292	14,394	8,082	583	—
HELOC	907	523	531	239	563
Consumer	11	21	91	—	680
Total non-accrual loans (1)	33,731	55,686	49,580	42,414	67,810
Real estate owned	6,781	11,298	20,658	29,027	61,098
Other property owned	3,314	3,109	—	—	—
Total non-performing assets	43,826	70,093	70,238	71,441	128,908
Total non-performing assets and performing restructured loans	$160,485	$220,760	$272,510	$323,024	$418,495
Total non-performing assets and restructured loans as a percent of total assets	0.97%	1.39%	1.79%	2.17%	2.87%
Total non-performing assets to total assets	0.27%	0.44%	0.46%	0.48%	0.88%
 ___________________

(1)
For the year ended September 30, 2019, the Company recognized $3,536,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $2,003,000 for the same period had these loans performed according to their original contract terms. The recognized interest income may include more than twelve months of interest for some of the non-accrual loans that were brought current or paid off. In addition to the non-accrual loans reflected in the above table, the Company had $48,305,000 of loans that were less than 90 days delinquent at September 30, 2019 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total non-performing assets and performing restructured loans as a percent of total assets would have increased to 1.27% at September 30, 2019. For a discussion of the Company's policy for placing loans on nonaccrual status, see Note A to the Consolidated Financial Statements included in Item 8 hereof.

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
The following table provides detail regarding the Company's allowance for loan losses.

Twelve Months Ended September 30,	2019	2018	2017	2016	2015
	(In thousands)
Beginning balance	$129,257	$123,073	$113,494	$106,829	$114,591
Charge-offs:
Single-family residential	268	1,142	1,229	3,106	5,524
Construction	—	—	—	—	388
Construction – custom	1,973	50	16	60	—
Land – Acquisition & development	107	13	280	42	38
Land – consumer lot loans	804	67	17	732	459
Multi-family	—	—	—	—	—
Commercial real estate	428	36	11	103	1,711
Commercial & industrial loans	5,782	3,574	173	941	3,354
HELOC	1,086	668	90	54	66
Consumer	1,028	382	884	962	3,060
	11,476	5,932	2,700	6,000	14,600
Recoveries:
Single-family residential	1,020	757	653	3,251	13,403
Construction	99	—	—	745	120
Construction – custom	—	—	—	60	—
Land – Acquisition & development	7,457	14,223	11,038	8,220	207
Land – consumer lot loans	719	35	481	5	221
Multi-family	—	—	—	—	220
Commercial real estate	1,102	189	1,684	1,812	735
Commercial & industrial loans	3,443	714	1,833	2,933	1,374
HELOC	46	71	21	21	2
Consumer	1,167	993	1,297	2,018	3,688
	15,053	16,982	17,007	19,065	19,970
Net charge-offs (recoveries)	(3,577)	(11,050)	(14,307)	(13,065)	(5,370)
Provision (release) for loan losses and transfers	(1,300)	(4,866)	(4,728)	(6,400)	(13,132)
Ending balance (1)	$131,534	$129,257	$123,073	$113,494	$106,829
Ratio of net charge-offs (recoveries) to average loans outstanding	(0.03)%	(0.10)%	(0.14)%	(0.14)%	(0.06)%
 __________________
(1) This does not include a reserve for unfunded commitments of $6,900,000, $7,250,000, $7,750,000, $3,235,000 and $3,085,000 as of September 30, 2019, 2018, 2017, 2016 and 2015 respectively.

The following table sets forth the amount of the Company’s allowance for loan losses by loan category.

September 30,	2019			2018			2017			2016			2015
	ALLL Amount	Loans to Total Loans (1)	Coverage Ratio (2)	ALLL Amount	Loans to Total Loans (1)	Coverage Ratio (2)	ALLL Amount	Loans to Total Loans (1)	Coverage Ratio (2)	ALLL Amount	Loans to Total Loans (1)	Coverage Ratio (2)	ALLL Amount	Loans to Total Loans (1)	Coverage Ratio (2)
	(In thousands)
Allowance allocation:
Single-family residential	$30,988	48.2%	0.5%	$33,033	49.7%	0.6%	$36,892	51.8%	0.6%	$37,796	51.5%	0.7%	$47,347	57.8%	0.8%
Construction	32,304	9.6	2.8	31,317	9.1	3.0	24,556	7.2	3.1	19,838	10.1	4.0	6,680	2.0	5.1
Construction – custom	1,369	2.1	0.5	1,842	2.5	0.6	1,944	2.5	0.7	1,080	4.3	0.5	990	4.0	0.5
Land – acquisition & development	9,155	1.3	5.7	7,978	1.1	6.5	6,829	1.0	6.5	6,023	1.1	6.6	5,781	1.0	7.7
Land – consumer lot loans	2,143	0.8	2.2	2,164	0.8	2.2	2,649	0.9	2.7	2,535	1.0	2.7	2,946	1.1	2.8
Multi-family	7,391	11.7	0.5	8,329	11.9	0.6	7,862	11.8	0.6	6,925	10.3	0.6	5,304	11.6	0.5
Commercial real estate	13,170	13.5	0.8	11,852	12.5	0.8	11,818	12.8	0.8	8,588	10.0	0.9	8,960	11.7	1.0
Commercial & industrial	31,450	10.5	2.5	28,702	9.8	2.5	28,524	9.9	2.6	28,008	8.9	2.9	24,980	6.7	3.9
HELOC	1,103	1.2	0.8	781	1.1	0.6	855	1.3	0.6	813	1.3	0.6	902	1.4	0.7
Consumer	2,461	1.1	1.9	3,259	1.5	1.9	1,144	0.8	1.4	1,888	1.3	1.4	2,939	2.0	1.5
Covered loans	—	—		—	—		—	—		—	0.2		—	0.7
Total allowance for loan losses (3)	$131,534	100%		$129,257	100%		$123,073	100%		$113,494	100%		$106,829	100%
 ___________________

(1)	Represents the gross loan amount (less LIP and discounted loans) for each respective loan category as a % of total gross loans (less LIP and discounted loans).

(2)
Represents the allocated allowance for each respective loan category as a % of gross loans for that same category, excluding acquired loans outstanding that are not subject to the allowance for loan loss.

(3)	This does not include a reserve for unfunded commitments of $6,900,000, $7,250,000, $7,750,000, $3,235,000 and $3,085,000 as of September 30, 2019, 2018, 2017, 2016 and 2015, respectively.

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
The following table sets forth the composition of the Company’s investment portfolio.

September 30,	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. government and agency securities	$272,354	$270,778	$208,971	$207,293	$212,032	$211,077
Equity securities	—	—	500	488	500	522
Corporate debt securities	206,834	209,763	183,727	184,695	183,582	185,298
Municipal bonds	21,733	22,642	21,721	22,978	24,054	26,624
Agency pass-through certificates	2,385,630	2,430,647	2,518,512	2,429,783	2,474,925	2,470,210
Commercial MBS	15,000	15,007	18,460	18,490	8,350	8,391
	$2,901,551	$2,948,837	$2,951,891	$2,863,727	$2,903,443	$2,902,122
The table below shows the investment portfolio categorized by maturity band.

September 30, 2019	Amortized Cost	Weighted Average Yield
	($ in thousands)
Due in less than 1 year	$43,903	3.65%
Due after 1 year through 5 years	103,612	3.06
Due after 5 years through 10 years	160,352	2.93
Due after 10 years	2,593,684	3.23
	$2,901,551	3.21%

Sources of Funds

General. Deposits are the primary source of the Bank’s funds for use in lending and other general business purposes. In addition to deposits, the Bank derives funds from loan repayments, advances from the FHLB, other borrowings, and from investment repayments and sales. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced by general interest rates, money market conditions, the availability of FDIC insurance and the market perception of the Company’s financial stability. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds, such as deposit inflows at lower than projected levels. Borrowings may also be used on a longer-term basis to support expanded activities and to manage interest rate risk. Borrowings availability is influenced by interest rates, market conditions, availability of collateral and the market's perception of the Bank's financial stability.

Deposits. The Bank relies on a mix of deposit types, including business and personal checking accounts, term certificates of deposit, and other savings deposit alternatives that have no fixed term, such as money market accounts and passbook savings accounts. The Bank offers several consumer checking account products, both interest bearing and non-interest bearing and three business checking accounts, two of which target small businesses with relatively simple and straightforward banking needs and one for larger, more complex business depositors with an account that prices monthly based on the volume and type of activity. Savings and money market accounts are offered to both businesses and consumers, with interest paid after certain threshold amounts are exceeded.

Certificates of deposit with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year but less than four years, the penalty is 180 days of interest. When the maturity is greater than four years, the penalty is 365 days interest. Early withdrawal penalty fee income for the years ended 2019, 2018 and 2017 amounted to $895,000, $756,000 and $524,000, respectively.

The Bank’s deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. The Bank does not advertise for deposits outside of these states.

The following table sets forth certain information relating to the Company’s deposits.

September 30,	2019		2018		2017
	Amount	Rate	Amount	Rate	Amount	Rate
	(In thousands)
Balance by interest rate:
Checking accounts	$3,605,919	0.34%	$3,179,746	0.28%	$3,019,095	0.13%
Savings accounts	753,573	0.13	836,501	0.11	888,881	0.11
Money market accounts	2,724,309	0.82	2,566,096	0.65	2,453,182	0.19
	7,083,801		6,582,343		6,361,158
Fixed-rate time deposit accounts:
Under 1.00%	21,281		629,589		2,204,756
1.00% to 1.99%	3,588,689		3,761,543		2,099,841
2.00% to 2.99%	1,294,889		413,671		169,253
3.00% to 3.99%	2,104		—		—
	4,906,963		4,804,803		4,473,850
	$11,990,764		$11,387,146		$10,835,008
The following table sets forth, by various interest rate categories, the amount of fixed-rate time deposits that mature during the periods indicated.

	Maturing in
September 30, 2019	1 to 3 Months	4 to 6 Months	7 to 12 Months	13 to 24 Months	25 to 36 Months	37 to 60 Months	Total
	(In thousands)
Fixed-rate time deposits:
Under 1.00%	$18,922	$1,598	$314	$447	$—	$—	$21,281
1.00% to 1.99%	1,088,961	939,702	708,956	531,299	194,347	125,424	3,588,689
2.00% to 2.99%	35,549	1,794	694,044	393,424	100,552	69,526	1,294,889
3.00% to 3.99%	—	—	—	—	91	2,013	2,104
Total	$1,143,432	$943,094	$1,403,314	$925,170	$294,990	$196,963	$4,906,963

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
At September 30, 2019, the Bank had $843,137,000 of certificates of deposit in amounts of $250,000 or more outstanding, maturing as follows: $177,029,000 within 3 months; $147,566,000 over 3 months through 6 months; $197,316,000 over 6 months through 12 months; and $321,226,000 thereafter.

Borrowings. The Bank has a credit line with the Federal Home Loan Bank of Des Moines ("FHLB") for up to 45% of total assets, subject to availability of collateral. The Bank obtains advances from the FHLB upon the security of the FHLB capital stock it owns and certain of its loans, provided certain standards related to credit worthiness have been met. See “Regulation-Washington Federal-Federal Home Loan Bank System” below. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Company's credit worthiness. FHLB advances have, from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand the Bank's lending program. The Bank had $2,250,000,000 of FHLB advances outstanding at September 30, 2019.
The Bank may need to borrow funds for short periods of time to meet day-to-day financing needs. In these instances, funds are borrowed from other financial institutions or the Federal Reserve, for periods generally ranging from one to seven days at the then current borrowing rate. At September 30, 2019, the Bank had no such short-term borrowings.

The following table presents additional information regarding the Company's borrowings.

Twelve Months Ended September 30,	2019	2018	2017
	(In thousands)
FHLB advances:
Average balance outstanding	$2,533,890	$2,384,795	$2,167,986
Maximum amount outstanding at any month-end during the period	2,665,000	2,620,000	2,350,000
Weighted-average interest rate, net of cash flow hedges, during the period (1)	2.69%	2.62%	3.00%

(1)	Interest expense divided by average daily balances.

Other Ratios
The following table sets forth certain ratios related to the Company.

	Twelve Months Ended September 30,
	2019	2018	2017
Return on assets (1)	1.28%	1.31%	1.16%
Return on equity (2)	10.46	10.16	8.64
Average equity to average assets	12.34	12.59	13.15
Dividend payout ratio (3)	30.11	27.47	42.94
___________________

(1)	Net income divided by average total assets.

(2)	Net income divided by average equity.

(3)	Dividends paid per share divided by net income per share.

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

	Twelve Months Ended September 30,
	2019 vs. 2018 Increase (Decrease) Due to			2018 vs. 2017 Increase (Decrease) Due to			2017 vs. 2016 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)			(In thousands)
Interest income:
Loan portfolio	$28,489	$23,800	$52,289	$36,820	$8,464	$45,284	$40,942	$(24,504)	$16,438
Mortgage-backed securities	298	3,780	4,078	(418)	10,213	9,795	(4,192)	1,855	(2,337)
Investments (1)	3,878	4,138	8,016	(2,970)	6,056	3,086	(8,050)	6,074	(1,976)
All interest-earning assets	32,665	31,718	64,383	33,432	24,733	58,165	28,700	(16,575)	12,125
Interest expense:
Customer accounts	3,992	45,732	49,724	2,371	18,098	20,469	180	(642)	(462)
FHLB advances and other borrowings	4,020	1,718	5,738	6,160	(8,677)	(2,517)	3,518	(2,608)	910
All interest-bearing liabilities	8,012	47,450	55,462	8,531	9,421	17,952	3,698	(3,250)	448
Change in net interest income	$24,653	$(15,732)	$8,921	$24,901	$15,312	$40,213	$25,002	$(13,325)	$11,677
___________________

(1)	Includes interest on cash equivalents and dividends on stock of the FHLB of Des Moines and FRB of San Francisco.

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

The net interest margin is measured using the net interest income divided by average interest-earning assets for the period. The net interest margin decreased to 3.16% for the year ended September 30, 2019, from 3.27% for the year ended September 30, 2018. The yield on interest-earning assets increased 22 basis points to 4.42% and the cost of interest-bearing liabilities increased by 34 basis points to 1.34%. The higher yield on interest-earning assets is primarily the result of changes in asset mix as commercial loans comprised a higher proportion of assets. The higher cost on interest-bearing liabilities is due primarily to rising interest rates on customer deposits, partially offset by a lower rate on FHLB borrowings due to lower rates on new FHLB advances and maturing advances with higher rates.

Interest rate risk arises in part due to the Bank's significant holdings of fixed-rate single-family home loans, which are longer-term than customer accounts that constitute its primary liabilities. Accordingly, assets do not usually respond as quickly to changes in interest rates as liabilities. In the absence of management action, net interest income can be expected to decline when interest rates rise and to expand when interest rates fall. Shortening the maturity or repricing of the investment portfolio is one action that management can take. The composition of the investment portfolio was 25.3% variable rate and 74.7% fixed rate as of September 30, 2019 to provide some protection against rising rates. In addition, the Bank is producing more commercial loans that have shorter terms and/or variable rates and has increased less rate sensitive transaction deposit accounts to 59.1% of the deposit portfolio.

The Company's balance sheet strategy, in conjunction with low operating costs, has allowed the Company to manage interest rate risk, within guidelines established by the Board, through all interest rate cycles. It is management's objective to grow the dollar amount of net interest income, through the rate cycles, acknowledging that there will be some periods of time when that will not be feasible. Cash and cash equivalents of $419,158,000 and shareholders' equity of $2,032,995,000 provide management with flexibility in managing interest rate risk.

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

	Potential Impact on Net Interest Income
Basis Point Increase in Interest Rates	September 30, 2019		September 30, 2018
	(In thousands, except percentages)
100	$3,859	0.85%	$(2,885)	(0.64)%
200	6,098	1.35%	(8,623)	(1.91)%
300	6,624	1.46%	(16,712)	(3.71)%

Actual results will differ from the assumptions used in this model, as management monitors and adjusts both the size and the composition of the balance sheet in order to respond to changing interest rates. In a rising interest rate environment, it is likely that the Company will grow its balance sheet to offset margin compression that may occur. Improvement in the net interest income sensitivity during the year is primarily the result of interest rate swap activity and extension of the maturity of certain borrowings.

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

The tables below express the NPV under varying interest scenarios.

September 30, 2019
Change in Interest Rates	Estimated NPV Amount	Estimated (Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)	(In thousands)	(In thousands)
300	$1,934,212	$(531,677)	12.64%
200	2,208,252	(257,637)	13.90
100	2,396,037	(69,852)	14.59
No change	2,465,889	—	14.61

September 30, 2018
Change in Interest Rates	Estimated NPV Amount	Estimated (Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)	(In thousands)	(In thousands)
300	$1,625,034	$(676,994)	11.53%
200	1,883,904	(418,124)	12.89
100	2,114,828	(187,200)	13.96
No change	2,302,028	—	14.71

As of September 30, 2019, the Company was in compliance with all of its interest rate risk policy guidelines.

Subsidiaries
The Company is a bank holding company that conducts its primary business through its only directly-owned subsidiary, the Bank. The Bank has a national bank charter with the OCC. The Bank has four active wholly-owned subsidiaries, discussed further below.
WAFD Insurance Group, Inc. is incorporated under the laws of the state of Washington and is an insurance agency that offers a full line of individual and business insurance policies to customers of the Bank, as well as to the general public. As of September 30, 2019 and September 30, 2018, WAFD Insurance Group, Inc. had total assets of $16,939,000 and $17,605,000, respectively.
Statewide Mortgage Services Company is incorporated under the laws of the state of Washington and it holds and markets real estate owned. As of September 30, 2019 and September 30, 2018, Statewide Mortgage Services Company had total assets of $785,000 and $785,000, respectively.
Washington Services, Inc. is incorporated under the laws of the state of Washington. It acts as a trustee under deeds of trust as to which the Bank is beneficiary. As of September 30, 2019 and September 30, 2018, Washington Services, Inc. had total assets of $13,000 and $13,000, respectively.

Pike Street Labs, LLC was formed in 2019 and is organized under the laws of the state of Washington. It provides data and technology services to the Bank. As of September 30, 2019, Pike Street Labs had no assets.
Employees
As of September 30, 2019, the Company had approximately 1,971 employees, including the full-time equivalent of 15 part-time employees and its service corporation employees. None of these employees are represented by a collective bargaining agreement.
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

See “Washington Federal Bank, National Association, wholly-owned subsidiary ("Bank" or "WaFd Bank") - Restrictions on Dividends.”

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

Washington Federal Bank, National Association, wholly-owned operating subsidiary ("Bank" or "WaFd Bank")

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

As a national bank, the Bank is required to be a member of the Federal Reserve. As a member, it is required to purchase and maintain stock in the Federal Reserve Bank of San Francisco (“FRBSF”) in an amount equal to 3.00% of the paid-up capital stock and surplus of the Bank and have available another 3.00% in reserves. At September 30, 2019, the Bank had $24.0 million in FRBSF stock, which was in compliance with this requirement.

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

Financial Modernization. On July 21, 2010 the Dodd-Frank Act became effective. This law has broadly affected the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services industry, and will continue to significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies, including the Company and the Bank. Some of the changes that are significant to the Company and the Bank include the following:

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

All insured institutions are also required to pay quarterly assessments to the FDIC in order to fund interest payments on bonds issued by the Financing Corporation ("FICO"), a federal agency that was established to recapitalize a predecessor to the DIF. These assessments continued until the FICO bonds matured, which was in 2019. The FICO assessment rate is subject to quarterly adjustment.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Des Moines, which is one of 11 regional FHLBs that provide funding to their members for making home mortgage loans, as well as loans for affordable housing and community development. Each FHLB serves members within its assigned region and is funded primarily through proceeds derived from the sale of consolidated obligations of the FHLB system. Loans are made to members in accordance with the policies and procedures established by the Board of Directors of the FHLB. At September 30, 2019, FHLB advances to the Company amounted to $2,250,000,000. As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 2019, the Company had $100,000,000 in FHLB of Des Moines stock, which was in compliance with this requirement.

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

Any bank holding company or national bank that fails the capital requirements is subject to possible enforcement actions. Such actions could include a capital directive, a cease and desist or consent order, civil money penalties, restrictions on an institution's operations and/or the appointment of a conservator or receiver. Federal Reserve and OCC capital regulations provide that such supervisory actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.
For information regarding compliance with each of these capital requirements by the Company and the Bank as of September 30, 2019, see Note P to the Consolidated Financial Statements included in Item 8 hereof.

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

An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits, generally. Any institution that is neither well capitalized nor adequately capitalized is considered undercapitalized. Federal law authorizes the OCC to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. The OCC may not reclassify a significantly undercapitalized institution as critically undercapitalized. As of September 30, 2019, the Bank exceeded the requirements of a well capitalized institution.

Dodd-Frank Act Stress Tests ("DFAST"). On July 6, 2018, bank regulatory agencies (the Federal Reserve, Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency) issued a joint interagency statement regarding the impact of the Economic Growth, Regulatory Relief, and Consumer Protection Act ("EGRRCPA") on financial institutions. The EGRRCPA gave immediate relief from stress testing for applicable bank holding companies but not financial institutions until November 25, 2019. Pursuant to direction from the Bank's regulators, the Bank was provided similar relief and is no longer required to submit company-run annual stress tests. Notwithstanding these amendments to the stress testing requirements, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. Although the Company will continue to monitor its capital consistent with the safety and soundness expectations of the federal regulators, the Company will no longer conduct company-run stress testing as a result of the legislative and regulatory amendments. The Company continues to use customized stress testing to support the business and as part of its capital planning process.

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

•
Directing the Consumer Financial Protection Bureau to provide guidance on the applicability of the TILA-RESPA Integrated Disclosure rule to mortgage assumption transactions and construction-to-permanent home loans, as well the extent to which lenders can rely on model disclosures that do not reflect recent regulatory changes.

Despite the improvements for mid-size financial institutions such as the Company that has resulted from EGRRCPA, many  provisions of the Dodd-Frank Act and its implementing regulations remain in place and will continue to result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition, and results of operation. In addition, the EGRRCPA requires the enactment of a number of implementing regulations, the details of which may have a material effect on the ultimate impact of the law.

Taxation

Federal Taxation. For federal and state income tax purposes, the Company reports its income and expenses on the accrual basis method of accounting and files its federal and state income tax returns on a September 30, fiscal year basis. The Company files consolidated federal and state income tax returns with its subsidiaries.

The Company's federal income tax returns are open and subject to potential examination by the IRS for fiscal year 2016 and later. The Company currently has some tax refund claims for earlier years pending before and subject to examination by the IRS, but such examination is only limited to the refund claims and not to other matters on the corresponding returns, which are beyond the statutory period of limitation for general IRS audit.

State Taxation. The states of Washington and Nevada do not have state income taxes. Washington state has a business and occupation tax based on a percentage of gross receipts; however, interest received on loans secured by first mortgages or deeds of trust on non-transient residential properties is not subject to this tax.

•	The state of Idaho has a corporate income tax with a statutory rate of 6.925% of apportionable income.

•
The state of Oregon has a corporate excise tax with a statutory rate of 6.6% on the first $1 million of apportionable income and then 7.6% on any excess income over $1 million. Beginning in 2020, Oregon will have a new Corporate Activity Tax on gross receipts in addition to the existing corporate excise tax on net income. The new Corporate Activity Tax will be imposed on taxable commercial activity in excess of $1 million at the rate of 0.57%, plus a flat tax of $250.

•	The state of Utah has a corporate franchise tax with a statutory rate of 4.95% of apportionable income.

•	The state of Arizona has a corporate income tax with a statutory rate of 4.9% of apportionable income.

•	The state of Texas has a corporate franchise tax with a statutory rate of 0.75% on apportionable taxable margin.

•	The state of New Mexico has a corporate income tax with a current statutory rate of 4.8% on the first $500,000 of apportionable income, and 5.9% on any excess income over $500,000.

Availability of Financial Data

Under the Securities Exchange Act of 1934 ("Exchange Act"), the Company is required to file annual, quarterly and current reports, proxy statements and other information with the SEC.

The Company makes available, free of charge through its website, its reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Additionally, the Company has adopted and posted on its website a code of ethics that applies to its senior financial officers. The Company’s website also includes the charters for its audit committee, compensation committee, risk management committee, nominating and governance committee and regulatory compliance committee. The address for the Company’s website is www.wafdbank.com. The Company will provide a printed copy of any of the aforementioned documents to any requesting shareholder.

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
Financial institutions are required under the USA PATRIOT Act of 2001 (the “Patriot Act”) and Bank Secrecy Act ("BSA") to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department's Office of Financial Crimes Enforcement Network. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with the Patriot Act and BSA statutes and regulations could result in fines or penalties, curtailment of expansion opportunities, enforcement actions, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. In addition, the U.S. Government imposed and will continue to expand laws and regulations relating to residential and consumer lending activities that create significant new compliance burdens and financial risks.
The Office of the Comptroller of the Currency has issued a Consent Order with respect to the Company's BSA compliance. Failure to comply with the Consent Order could result in additional regulatory enforcement action.

The Bank Secrecy Act, the Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. On February 28, 2018, pursuant to a Stipulation and Consent to the Issuance of a Consent Order (the “Stipulation”), the OCC issued a Consent Order relating to the Bank, the terms of which are intended to further enhance its BSA program. Copies of the Stipulation and the Consent Order were filed with the SEC on March 1, 2018 as exhibits to the Company’s Current Report on Form 8-K. The Bank expects to continue to incur significant expenses as it strengthens its BSA program and implements additional policies and procedures associated with complying with the Consent Order. The Bank does not expect to pursue acquisitions or branch expansion until its BSA program has improved. Issuance of the Consent Order does not preclude further government action with respect to the Bank’s BSA program, including the imposition of fines, sanctions, additional expenses and compliance costs, and/or restrictions on the activities of the Bank. In addition, failure to comply with the Consent Order could subject us to additional expense and further regulatory enforcement action, including the imposition of material restrictions on the activities of the Bank or the assessment of fines or penalties, which could prevent the Bank from executing its business strategy and negatively impact its business. Any further deficiency in the Bank's BSA/AML policies, procedures and systems could cause us to incur additional significant compliance costs and could subject it to fines and further regulatory actions. Moreover, failure to maintain and implement an effective BSA program could also have serious reputational consequences for the Company. Any of these results could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company operates in a highly regulated industry, which limits the manner and scope of its business activities.
The Company is subject to extensive supervision, regulation and examination by the OCC, CFPB and the FDIC. In addition, the Federal Reserve is responsible for regulating the holding company. This regulatory structure is designed primarily for the protection of the deposit insurance funds and consumers and not to benefit the Company's shareholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity, data reporting and various other factors. As part of this regulatory structure, the Company is subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Under this structure the OCC, the FDIC, the CFPB and the Federal Reserve have broad discretion to impose restrictions and limitations on the Company's operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of the Company's operations.
Failure to comply with applicable laws and regulations could also result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements and cease and desist orders. In addition to monetary fines, failure to meet regulatory requirements could require the Bank to incur additional significant costs in order to bring our programs and operations into compliance, negatively impact our reputation, and have a material adverse effect on the Company's business, financial condition and results of operations.
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
The Dodd-Frank Act is having a substantial impact on the financial services industry since its passage in 2010. The Dodd-Frank Act creates a framework through which regulatory reform has been and continues to be written. While many of the rules required by the Dodd-Frank Act have been implemented, others are still being drafted. As a result, the impact of the future regulatory requirements continues to be uncertain. We expect the way we conduct business to continue to be affected by these regulatory requirements, including through limitations on our ability to pursue certain lines of business, capital requirements, enhanced reporting obligations, and increased costs.
Other legislative initiatives could detrimentally impact the Company in the future. The extent of the impact of any such legislation will be dependent on the specific details of the final legislation passed, if any.

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
While the Company believes it has robust information systems and security procedures, controls and policies designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur, or, if they do occur, that the Company will be able to address or remediate the damage promptly, if at all. Because the techniques used to obtain unauthorized access, disable or degrade systems change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate protective measures.
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
To date, the Company has no knowledge of a cyber-attack or other material information security breach affecting its systems, but there can be no assurance that it will not suffer such attacks or be impacted by losses from such events in the future. The Company’s risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and its plans to continue to implement internet banking and mobile banking channels, expand operations and use third-party information systems. Recent instances of attacks specifically targeting financial services businesses indicate that the risk to the Company’s systems remains significant. If the Company were to experience a cyber-attack or information security breach, it could suffer damage to its reputation, and incur substantial additional expenses, which could include remediation expenses, costs associated with customer notification and credit monitoring services, increased insurance premiums, regulatory penalties and fines and costs associated civil litigation, any of which could have a material adverse effect on the Company’s business, financial conditions and results of operations.

In addition, the Bank’s customers and vendors increasingly rely on personal technology, such as smartphones, tablets, and other mobile devices, to contact and conduct business with the Bank. If the devices of the Bank’s customers or vendors become the target of cyber attacks or other information security breaches, it could result in the unauthorized release, misuse, or loss of the Bank’s or a Bank customer’s confidential data. Third parties using improperly obtained personal or financial information of Bank customers can attempt to obtain loans, lines of credit, or other financial products from the Bank, or attempt to fraudulently induce

Bank employees, customers, or other users of Bank systems to disclose confidential information in order to gain improper access to the Bank’s systems.

In addition, the Company also faces additional costs when our customers become the victims of cyber attacks. For example, various retailers have reported that they are the victims of cyber attacks in which large amounts of their customers’ data, including debit and credit card information, is obtained. In these situations, the Bank generally incurs costs to replace compromised cards and address fraudulent transaction activity affecting the Bank’s customers.

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
Both internal and external fraud and theft are risks. If personal, non-public, confidential or proprietary information of Bank customers were to be mishandled or misused, the Company could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of its systems, employees, or counterparties, or if such information were to be intercepted or otherwise inappropriately taken by third parties. These activities can occur in connection with the origination of loans and lines of credit, ACH transactions, wire transactions, ATM transactions, and checking transactions, and result in financial losses as well as reputational damage to the Company.
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
The occurrence of any of these risks could result in a diminished ability for the Company to operate its business, additional costs to correct defects, potential liability to clients, reputational damage and regulatory intervention, any of which could adversely affect its business, financial condition and results of operations.

Current economic conditions pose challenges and could adversely affect the business, financial condition and results of operations of the Company.

The Company is operating in an uncertain economic environment, including lackluster national and global conditions, accompanied by relatively low interest rates. Financial institutions can be affected by changing conditions in the real estate and financial markets. Dramatic declines in the housing market in past years, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions. While conditions have improved, a return to a recessionary economy could result in financial stress on the Bank's borrowers that could adversely affect its business, financial condition and results of operations. Deteriorating conditions in the regional economy served by the Company could drive losses beyond that which is provided for in its allowance for loan losses. The Company could also face the following risks in connection with the following events:

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

•
Regulatory scrutiny of the industry could increase, leading to increased regulation of the industry that could lead to a higher cost of compliance, limit the Company's ability to pursue business opportunities and increase its exposure to litigation or fines.

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
Substantially all of the Bank's loans are to individuals, businesses and real estate developers in the Pacific Northwest, Arizona, Utah, Texas, New Mexico and Nevada. The Bank's business depends significantly on general economic conditions in these market areas. A substantial increase in unemployment rates, or severe declines in housing prices and property values in the Company's primary market areas could have a material adverse effect on the Company's business due to a number of factors, including:

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
The Company owns real estate as a result of foreclosures resulting from non-performing loans. If other lenders or borrowers liquidate significant amounts of real estate in a rapid or disorderly fashion, or if the FDIC elects to dispose of significant amounts of real estate from failed financial institutions in a similar fashion, it could have an adverse effect on the values of the properties owned by the Company. In such a case, the Company may incur further write-downs and charge-offs, which could, in turn, adversely affect its business, financial condition and results of operations.
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
The Company's systems, technology and digital capabilities may not provide the desired results, which may expose the Company to significant risks.

In many instances, the Company's products and services to its customers are dependent on the third-party vendors to provide the necessary services and support. Any disruption of such services, or a unplanned termination of a third-party license or service agreement related thereto, could adversely affect the Company’s ability to provide and service customer products.

The Company is making a significant ongoing investment to enhance its technology capabilities with the objectives of enhancing customer experience, growing revenue and improving operating efficiency over time. There is a risk that these investments may not provide the anticipated benefits and/or will prove significantly more costly and time consuming to produce. If this occurs it may adversely impact the Company's financial results and ability to execute on its strategic plan.

The Company's business is subject to interest rate risk and changes in market interest rates may negatively affect its business, financial condition and results of operations.

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
If the interest rates on the Company's interest-bearing liabilities increase at a faster pace than the interest rates on its interest-earning assets, the result could be a reduction in net interest income and with it, a reduction in earnings. The same could be true if interest rates on interest-earning assets decline faster than the rates on interest-bearing liabilities. Net interest income and earnings would be similarly impacted were the interest rates on interest-earning assets to decline more quickly than the interest rates on interest-bearing liabilities. In addition, changes in interest rates could affect the Bank's ability to originate loans and attract and retain deposits; the fair values of its securities and other financial assets; the fair values of its liabilities; and the average lives of its loan and securities portfolios. Additionally, decreases in interest rates could lead to increased loan refinancing activity, which, in turn, would alter the balance of the Company's interest-earning assets and impact net interest income. Increases in interest rates could reduce loan refinancing activity, which could result in compression of the spread between loan yields and more quickly rising funding rates.
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
Additionally, certain loans made by us and financing extended to us are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. The Company also has investments and interest rate derivatives that reference LIBOR. LIBOR is the subject of recent proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of an alternative reference rate(s). These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us.

The Company relies, in part, on external financing to fund its operations and the unavailability of such funding in the future could adversely impact its growth and prospects.

The Company relies on customer deposits, advances from the FHLB of Des Moines and other borrowings to fund its operations. Management has historically been able to replace maturing deposits, if desired; however the Company may not be able to replace such funds at any given point in time if its financial condition or market conditions change or if the cost of doing so might adversely affect its business, financial condition and results of operations.
Although the Company considers its sources of funds adequate for its liquidity needs, it may seek additional debt in the future to achieve its long-term business objectives. Such borrowings, if sought, may not be available to the Company or, if available, may not be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, the Company's business, financial condition and results of operations.
The Company's liquidity may be adversely impacted by issues arising from certain industry deficiencies in foreclosure practices, including delays and challenges in the foreclosure process.
Foreclosure process issues and the potential legal and regulatory responses to them could negatively impact the process and timing to completion of foreclosures for residential mortgage lenders, including the Bank. Foreclosure timelines have increased in recent years due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases as a result of economic downturns, additional consumer protection initiatives related to the foreclosure process and voluntary or mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure. Increases in the foreclosure timeline may have an adverse effect on collateral values and the Company's ability to minimize its losses.
The Company's ability to originate mortgage loans has been adversely affected by the increased competition resulting from the involvement of the U.S. Government, the Federal Reserve and Government-Sponsored Enterprises (“GSEs”) in the residential mortgage market.
Over the past few years, the Company has faced increased competition for mortgage loans due to the increased involvement of the GSEs in the mortgage market, which has caused interest rates for thirty year fixed-rate mortgage loans that conform to GSE guidelines to remain artificially low. The Company's one-to-four family mortgage loan repayments have been elevated, and it is possible that its one-to-four family mortgage loan repayments will outpace its loan production as a result of these factors, making it difficult for it to grow its mortgage loan portfolio and balance sheet.
The Company's allowance for loan and lease losses ("ALLL") may not be adequate to cover future loan losses, which could adversely affect our financial condition and results of operations.
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
Changes in accounting standards could have a material impact on the Company's financial statements.
From time to time, the Financial Accounting Standards Board (the “FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments. The amendments in this ASU introduce a new impairment model based on current expected credit losses (“CECL”) rather than incurred losses. The CECL model would apply to most debt instruments, including loan receivables and loan commitments.

Unlike the incurred loss models in existing GAAP, the CECL model does not specify a threshold for the recognition of an impairment allowance. Rather, the Company would recognize an impairment allowance equal to its current estimate of expected credit losses for financial instruments as of the end of the reporting period. Measuring expected credit losses will most likely be a significant challenge for all entities, including the Company. In addition, to estimate expected credit losses, the Company could incur one-time and recurring costs, some of which may be related to system changes and data collection.

Further, the impairment allowance measured under a CECL model could differ materially from the impairment allowance measured under the Company’s incurred loss model. To initially apply the proposed amendments, for most debt instruments, the Company would record a cumulative effect adjustment to its Consolidated Balance Sheets as of the beginning of the first reporting period in which the guidance is effective (a modified retrospective approach). The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and are required to be adopted through a modified retrospective approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the ASU is effective.
The Bank faces strong competition from other financial institutions and new market participants, offering services similar to those offered by the Bank.
Many competitors offer the types of loans and deposit services that the Company offers. These competitors include other national banks, savings associations, community banks, credit unions and other financial intermediaries. In particular, the Company's competitors include national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, recent technological breakthroughs have made it possible for other non-traditional competitors to enter the marketplace and compete for traditional banking services. Increased competition within the Company's market area may result in reduced loan originations and deposits. Ultimately, competition from current and future competitors may affect the Company's business materially and adversely.
The Company's deposit insurance premiums could increase further in the future.
The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund ("DIF") at a specific level. The Bank's FDIC insurance premiums increased substantially beginning in 2009, and it expects to pay significant premiums in the future. Unfavorable economic conditions, increased bank failures and additional failures decreased the DIF. In order to restore the DIF to its statutorily mandated minimum of 1.35% of total deposits by September 30, 2020, the FDIC may need to increase deposit insurance premium rates. Insured institutions with assets of $10 billion or more are responsible for funding this increase. The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act. It has, in addition, established a higher reserve ratio of 2% as a long-term goal which goes beyond what is required by statute. There is no implementation deadline for the 2% ratio. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. Any increase in the Bank's FDIC premiums could have an adverse effect on its business, financial condition and results of operations.
The Company's ability to pay dividends is subject to limitations that may affect its ability to pay dividends to its Shareholders.
The Company is a separate legal entity from its bank subsidiary and does not have significant operations of its own. The availability of dividends from the Bank is limited by the Bank's earnings and capital, as well as various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the Bank may not pay dividends to the Company. If the Bank is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company's business.
The market price for the Company's common stock may be volatile.
The market price of the Company's common stock could fluctuate substantially in the future in response to a number of factors, including those discussed below. The market price of the Company's common stock has in the past fluctuated significantly and is likely to continue to fluctuate significantly. Some factors that may cause the price of its common stock to fluctuate include:

•	variations in the operating results of the Company and its competitors

•	changes in securities analysts' estimates of the Company's future performance and the future performance of its competitors

•	announcements by the Company or its competitors of mergers, acquisitions and strategic partnerships

•	additions or departure of key personnel

•	events affecting other companies that the market deems comparable to the Company

•	general conditions in the financial markets and real estate markets

•	macro-economic and political conditions in the United States

•	the presence or absence of short selling of the Company's common stock

•	future sales of the Company's common stock or debt securities
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
The Company is not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of any additional shares of common or of preferred stock or convertible securities or the exercise of such securities could be substantially dilutive to shareholders of the Company's common stock. For instance, exercise of the warrant issued to the U.S. Treasury in connection with its participation in the Capital Purchase Program diluted the value of the Company's common stock. The Company may also elect to use common stock to fund new acquisitions, which will dilute existing shareholders. Holders of the Company's shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to its shareholders.
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

The Company owns the building in which its principal executive offices are located in Seattle, Washington. The following table sets forth certain information concerning the Company's other properties, including bank branches and administrative centers.

September 30, 2019		Property
Location	Number of Offices	Owned	Leased (1)	Net Book Value (2)
				(In thousands)
Washington	81	67	14	$142,460
Idaho	24	20	4	34,415
Oregon	47	37	10	36,678
Utah	10	6	4	6,841
Arizona	31	25	6	21,090
Texas	7	2	5	4,759
New Mexico	26	24	2	22,726
Nevada	12	7	5	5,046
Total	238	188	50	$274,015

(1)	The leases have varying terms expiring from 2019 through 2070, including renewal options.

(2)	Amount represents the net book value of all land, property and equipment owned by the Company and the book value of leasehold improvements, where applicable.
The Company evaluates on a continuing basis the suitability and adequacy of its offices, both branches and administrative centers, and has opened, relocated, remodeled or closed them as necessary to maintain efficient and attractive premises. The net investment in premises, equipment and leaseholds was $274,015,000 at September 30, 2019.

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

The information required by this item is set forth in the 2019 Annual Report to Shareholders, which is included herein as Exhibit 13.

Issuer Purchases of Equity Securities

The Company’s stock repurchase program was publicly announced by the board of directors on February 3, 1995 and has no expiration date. Under this program, a total of 66,956,264 shares of the Company’s common stock have been authorized for repurchase. The following table shows the share repurchases made for the three months ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2019 to July 31, 2019	544	$35.09	544	8,536,697
August 1, 2019 to August 31, 2019	459,936	34.87	459,936	8,076,761
September 1, 2019 to September 30, 2019	110,000	35.12	110,000	7,966,761
Total	570,480	$34.92	570,480	7,966,761

Item 6.	Selected Financial Data
The information required by this item is set forth in the 2019 Annual Report and is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information required by this item is set forth in the 2019 Annual Report and is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The information required herein is incorporated by reference to the section titled Interest Rate Risk within this Form 10-K.

Item 8.	Financial Statements and Supplementary Data
The information required by this item is set forth in the 2019 Annual Report and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, the Company carried out an evaluation, under the supervision and participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in SEC rules and forms and were effective to ensure that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 version of its Internal Control-Integrated Framework. Based on its assessment, the Company’s management believes that as of September 30, 2019, the Company’s internal control over financial reporting was effective based on this criteria.

The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the Company’s internal control over financial reporting, which is incorporated by reference and set forth in the 2019 Annual Report.
There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the 2019 Proxy Statement and is incorporated herein by reference. The Company’s annual meeting of Shareholders is set to be held on January 22, 2020.
The Company has adopted a code of ethics that applies to all senior financial officers, including its Chief Executive Officer and Chief Financial Officer. The code of ethics is publicly available on the Company’s website at www.wafdbank.com. If the Company makes any substantive amendments to the code of ethics or grants any waiver from a provision of the code, it will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K.

Item 11.	Executive Compensation
The information required by this item will be set forth in the 2019 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item will be set forth in the 2019 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item will be set forth in the 2019 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item will be set forth in the 2019 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) The following financial statements are incorporated herein by reference in the sections immediately following the Selected Financial Data of the Annual Report.
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of September 30, 2019 and 2018
Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2019
Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended September 30, 2019
Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended September 30, 2019
Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2019
Notes to Consolidated Financial Statements
(a)(2) There are no financial statement schedules filed herewith.
(a)(3) The following exhibits are filed as part of this report, and this list includes the Exhibit Index:

No.	Exhibit	Page/ Footnote

3.1	Restated Articles of Incorporation of the Company	(1)

3.2	Amended and Restated Bylaws of the Company	(2)

10.1	2001 Incentive Plan and Form of Award Agreements *	(3)

10.2	2011 Incentive Plan, as amended *	(4)

10.3	Form of Restricted Stock Award Agreement under 2011 Incentive Plan *	(5)

10.4	Form of Stock Option Agreement under 2011 Incentive Plan *	(5)

10.5	Form of Indemnification Agreement *	(5)

10.6	Form of Change in Control Agreement *	(6)

10.7	Transition Agreement *	(7)

13	Annual Report to Shareholders

21	Subsidiaries of the Company - Reference is made to Item 1, “Business - Subsidiaries” for the required information

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002

101	Financial Statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019 formatted in iXBRL
 ___________________

*	Management contract or compensation plan

(1)	Incorporated by reference from the Registrant's Form 10-Q filed with the SEC on May 3, 2016.

(2)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on January 22, 2016.

(3)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed with the SEC on November 8, 2005.

(4)	Incorporated by reference from the Registrant's Form 10-K filed with the SEC on November 21, 2016.

(5)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on October 24, 2016.

(6)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on August 19, 2015.

(7)	Incorporated by reference from the Registrant's Form 8-K filed with the SEC on January 24, 2017.

Item 16.        Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON FEDERAL, INC.

November 19, 2019	By:	/S/ BRENT J. BEARDALL
Brent J. Beardall, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Brent J. Beardall	November 19, 2019
Brent J. Beardall Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ Vincent L. Beatty	November 19, 2019
Vincent L. Beatty Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Cory D. Stewart	November 19, 2019
Cory D. Stewart Senior Vice President and Principal Accounting Officer (Principal Accounting Officer)
/s/ Thomas J. Kelley	November 19, 2019
Thomas J. Kelley, Chairman of the Board
/s/ Linda S. Brower	November 19, 2019
Linda S. Brower, Director
/s/ Stephen M. Graham	November 19, 2019
Stephen M. Graham, Director
/s/ David K. Grant	November 19, 2019
David K. Grant, Director
/s/ Anna C. Johnson	November 19, 2019
Anna C. Johnson, Director
/s/ S. Steven Singh	November 19, 2019
S. Steven Singh, Director
/s/ Barbara L. Smith	November 19, 2019
Barbara L. Smith, Director
/s/ Mark N. Tabbutt	November 19, 2019
Mark N. Tabbutt, Director
/s/ Randall H. Talbot	November 19, 2019
Randall H. Talbot, Director