Form 10-Q
period 2019-12-31
WASHINGTON FEDERAL INC
filed 2020-01-31
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The registrant had outstanding 77,761,773 shares of common stock as of January 29, 2020.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	December 31, 2019	September 30, 2019
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$483,805	$419,158
Available-for-sale securities, at fair value	1,495,586	1,485,742
Held-to-maturity securities, at amortized cost	1,360,694	1,443,480
Loans receivable, net of allowance for loan losses of $132,513 and $131,534	11,904,861	11,930,575
Interest receivable	46,725	48,857
Premises and equipment, net	245,792	274,015
Real estate owned	6,339	6,781
FHLB and FRB stock	123,990	123,990
Bank owned life insurance	223,533	222,076
Intangible assets, including goodwill of $302,231 and $301,368	310,477	309,247
Other assets	221,359	210,989
	$16,423,161	$16,474,910
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$7,315,121	$7,083,801
Time deposit accounts	4,617,017	4,906,963
	11,932,138	11,990,764
FHLB advances	2,250,000	2,250,000
Advance payments by borrowers for taxes and insurance	20,899	57,830
Federal and state income tax liabilities, net	19,443	5,104
Accrued expenses and other liabilities	149,772	138,217
	14,372,252	14,441,915
Commitments and contingencies (see Note I)
Shareholders’ equity
Common stock, $1.00 par value, $300,000,000 shares authorized; 135,720,374 and 135,539,806 shares issued; 78,107,870 and 78,841,463 shares outstanding	135,720	135,540
Additional paid-in capital	1,673,666	1,672,417
Accumulated other comprehensive income (loss), net of taxes	15,986	15,292
Treasury stock, at cost; 57,612,504 and 56,698,343 shares	(1,159,642)	(1,126,163)
Retained earnings	1,385,179	1,335,909
	2,050,909	2,032,995
	$16,423,161	$16,474,910

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2019	2018
	(In thousands, except share data)
INTEREST INCOME
Loans receivable	$142,146	$137,065
Mortgage-backed securities	15,612	19,192
Investment securities and cash equivalents	7,066	6,365
	164,824	162,622
INTEREST EXPENSE
Customer accounts	31,481	26,579
FHLB advances	13,658	16,891
	45,139	43,470
Net interest income	119,685	119,152
Provision (release) for loan losses	(1,000)	(500)
Net interest income after provision (release)	120,685	119,652

OTHER INCOME
Gain (loss) on sale of investment securities	—	(9)
Loan fee income	1,804	970
Deposit fee income	6,260	6,243
Other income	38,312	11,805
	46,376	19,009

OTHER EXPENSE
Compensation and benefits	36,631	33,883
Occupancy	10,135	9,268
FDIC insurance premiums	2,470	2,862
Product delivery	4,267	4,021
Information technology	17,107	9,040
Other expense	12,026	12,598
	82,636	71,672
Gain (loss) on real estate owned, net	(886)	320
Income before income taxes	83,539	67,309
Income tax expense	17,836	14,367
NET INCOME	$65,703	$52,942

PER SHARE DATA
Basic earnings per share	$0.84	$0.65
Diluted earnings per share	0.84	0.65
Dividends paid on common stock per share	0.21	0.18
Basic weighted average number of shares outstanding	78,480,264	81,791,852
Diluted weighted average number of shares outstanding	78,535,299	81,831,478

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2019	2018
	(In thousands)
Net income	$65,703	$52,942

Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sale investment securities	(2,149)	3,515
Reclassification adjustment of net gain (loss) from sale of available-for-sale securities included in net income	—	(9)
Related tax benefit (expense)	425	(799)
	(1,724)	2,707

Net unrealized gain (loss) on borrowings cash flow hedges	3,115	(10,499)
Related tax benefit (expense)	(697)	2,389
	2,418	(8,110)

Other comprehensive income (loss) net of tax	694	(5,403)
Comprehensive income	$66,397	$47,539

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2019	$135,540	$1,672,417	$1,335,909	$15,292	$(1,126,163)	$2,032,995
Net income	—	—	65,703	—	—	65,703
Other comprehensive income (loss)	—	—	—	694	—	694
Dividends on common stock ($0.21 per share)	—	—	(16,433)	—	—	(16,433)
Proceeds from stock-based awards	3	47	—	—	—	50
Stock-based compensation expense	177	1,202	—	—	—	1,379
Treasury stock acquired	—	—	—	—	(33,479)	(33,479)
Balance at December 31, 2019	$135,720	$1,673,666	$1,385,179	$15,986	$(1,159,642)	$2,050,909

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2018	$135,343	$1,666,609	$1,188,971	$8,294	$(1,002,309)	$1,996,908
Net income	—	—	52,942	—	—	52,942
Other comprehensive income (loss)	—	—	—	(5,403)	—	(5,403)
Dividends on common stock ($0.18 per share)	—	—	(14,638)	—	—	(14,638)
Proceeds from stock-based awards	17	442	—	—	—	459
Stock-based compensation expense	97	1,654	—	—	—	1,751
Exercise of stock warrants	39	(39)	—	—	—	—
Treasury stock acquired	—	—	—	—	(48,930)	(48,930)
Balance at December 31, 2018	$135,496	$1,668,666	$1,227,275	$2,891	$(1,051,239)	$1,983,089

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$65,703	$52,942
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion expense, net	15,275	7,388
Stock-based compensation expense	1,379	1,751
Provision (release) for loan losses	(1,000)	(500)
Loss (gain) on sale of investment securities	—	9
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(32,734)	(7,054)
Impairment loss on premises and equipment	5,931	—
Decrease (increase) in accrued interest receivable	2,132	(912)
Decrease (increase) in federal and state income tax receivable	—	1,804
Decrease (increase) in cash surrender value of bank owned life insurance	(1,457)	(1,497)
Decrease (increase) in other assets	(3,793)	16,816
Increase (decrease) in federal and state income tax liabilities	14,067	—
Increase (decrease) in accrued expenses and other liabilities	8,092	(10,482)
Net cash provided by (used in) operating activities	73,595	60,265
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	20,131	(222,257)
FHLB & FRB stock purchased	(77,200)	(164,200)
FHLB & FRB stock redeemed	77,200	155,800
Available-for-sale securities purchased	(82,028)	(172,076)
Principal payments and maturities of available-for-sale securities	69,085	38,118
Proceeds from sales of available-for-sale securities	—	491
Principal payments and maturities of held-to-maturity securities	81,329	37,736
Proceeds from sales of real estate owned	820	3,915
Cash paid for acquisitions	(1,725)	—
Proceeds from sales of premises and equipment	53,790	10,233
Premises and equipment purchased and REO improvements	(4,931)	(18,562)
Net cash provided by (used in) investing activities	136,471	(330,802)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	(58,626)	174,623
Proceeds from borrowings	1,930,000	4,105,000
Repayments of borrowings	(1,930,000)	(3,895,000)
Proceeds from stock-based awards	50	459
Dividends paid on common stock	(16,433)	(14,638)
Treasury stock purchased	(33,479)	(48,930)
Increase (decrease) in borrower advances related to taxes and insurance, net	(36,931)	(36,252)
Net cash provided by (used in) financing activities	(145,419)	285,262
Increase (decrease) in cash and cash equivalents	64,647	14,725
Cash, cash equivalents and restricted cash at beginning of period	419,158	268,650
Cash, cash equivalents and restricted cash at end of period	$483,805	$283,375

(CONTINUED)
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2019	2018
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$272	$116
Non-cash financing activities
Stock issued upon exercise of warrants	—	1,082
Cash paid during the period for
Interest	45,954	44,177

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE A – Summary of Significant Accounting Policies

Company and Nature of Operations - Washington Federal Bank, National Association, a federally-insured national bank dba WaFd Bank (the “Bank” or “WaFd Bank”), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. Washington Federal, Inc., a Washington corporation (the “Company”), was formed as the Bank’s holding company in November, 1994. As used throughout this document, the terms “Washington Federal” or the “Company” refer to the Company and its consolidated subsidiaries, and the term “Bank” refers to the operating subsidiary, Washington Federal Bank, National Association. The Company is headquartered in Seattle, Washington. The Bank conducts its activities through a network of 234 bank branches located in Washington, Oregon, Idaho, Utah, Arizona, Nevada, New Mexico and Texas.

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

The information included in this Form 10-Q should be read in conjunction with the financial statements and related notes in the Company's 2019 Annual Report on Form 10-K (“2019 Annual Financial Statements”). Interim results are not necessarily indicative of results for a full year.

Summary of Significant Accounting Policies - The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its 2019 Annual Financial Statements. There have not been any material changes in the Company's significant accounting policies compared to those contained in its 2019 Annual Financial Statements for the year ended September 30, 2019.

Restricted Cash Balances - Based on the level of vault cash on hand, the Company was not required to maintain cash reserve balances with the Federal Reserve Bank as of December 31, 2019. As of December 31, 2019 and September 30, 2019, the Company pledged cash collateral related to derivative contracts of $20,400,000 and $31,850,000, respectively.

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

NOTE B – New Accounting Pronouncements

In April 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, that clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition and measurement of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective for fiscal years beginning after December 15, 2019 and the amendments of ASU 2017-12 are effective as of the beginning of the Company’s next annual reporting period; early adoption is permitted. The Company previously adopted both ASU 2017-12 and ASU 2016-01 and does not expect the amendments of ASU 2019-04 will have a material impact on its consolidated financial statements. The Company is continuing to evaluate the impact of ASU 2016-13 and will consider the amendments of ASU 2019-04 as part of that process.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU adds, eliminates, and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the added disclosure requirements until their effective date. The Company early adopted this ASU beginning October 1, 2019 and removed or modified disclosures as permitted.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) - Targeted Improvements. The ASU provides entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect to not separate non-lease components from leases when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (October 1, 2019 for the Company). The Company adopted this ASU beginning October 1, 2019 and elected both transition options.

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

The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For most debt securities, the transition approach requires a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period the guidance is effective. For other-than-temporarily impaired debt securities and PCD assets, the guidance will be applied prospectively. The Company is currently in the process of evaluating the impact of the amended guidance on its consolidated financial statements and the reserve for credit losses may increase upon adoption given that the allowance will be required to cover the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of the Company’s loan, lease and held-to-maturity securities portfolios at the time of adoption.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In February 2016, the FASB issued ASU 2016-02, Leases. The ASU, as amended, requires lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The guidance also simplifies the accounting for sale and leaseback transactions and introduces new disclosure requirements for leasing arrangements. Accounting by lessors is largely unchanged. The amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this ASU beginning October 1, 2019 utilizing the transition method allowed under ASU 2018-11 and did not restate comparative periods. The Company elected the package of practical expedients permitted under the transition guidance, which allowed us to carry forward our historical lease classifications and our assessment on whether a contract is or contains a lease. We also elected to keep leases with an initial term of 12 months or less off the balance sheet. The adoption of this ASU resulted in an increase in other assets and an increase in other liabilities of $29,013,000 and $29,013,000, respectively. The Company recognized no cumulative effect adjustment to the beginning balance of retained earnings upon adoption.

NOTE C – Dividends and Share Repurchases

On November 22, 2019, the Company paid a regular dividend on common stock of $0.21 per share, which represented the 147th consecutive quarterly cash dividend. Dividends per share were $0.21 and $0.18 for the quarters ended December 31, 2019 and 2018, respectively. On January 22, 2020, the Company declared a regular dividend on common stock of $0.22 per share, which represents its 148th consecutive quarterly cash dividend. This dividend will be paid on February 21, 2020 to common shareholders of record on February 7, 2020.

For the three months ended December 31, 2019, the Company repurchased 914,161 shares at an average price of $36.62. As of December 31, 2019, there are 7,052,600 remaining shares authorized to be repurchased under the current Board approved share repurchase program.

NOTE D – Loans Receivable

The following table is a summary of loans receivable.

	December 31, 2019		September 30, 2019
	(In thousands)		(In thousands)
Gross loans by category
Single-family residential	$5,702,071	42.5%	$5,835,194	43.8%
Construction	2,174,313	16.2	2,038,052	15.3
Construction - custom	538,234	4.0	540,741	4.1
Land - acquisition & development	203,043	1.5	204,107	1.5
Land - consumer lot loans	97,097	0.7	99,694	0.7
Multi-family	1,436,715	10.7	1,422,674	10.7
Commercial real estate	1,643,099	12.3	1,631,170	12.3
Commercial & industrial	1,352,738	10.1	1,268,695	9.5
HELOC	141,274	1.1	142,178	1.1
Consumer	115,829	0.9	129,883	1.0
Total gross loans	13,404,413	100%	13,312,388	100%
Less:
Allowance for loan losses	132,513		131,534
Loans in process	1,312,282		1,201,341
Net deferred fees, costs and discounts	54,757		48,938
Total loan contra accounts	1,499,552		1,381,813
Net loans	$11,904,861		$11,930,575

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth information regarding non-accrual loans.

	December 31, 2019		September 30, 2019
	(In thousands, except ratio data)
Non-accrual loans:
Single-family residential	$23,014	76.5%	$25,271	74.9%
Land - acquisition & development	86	0.3	169	0.5
Land - consumer lot loans	334	1.1	246	0.7
Commercial real estate	5,557	18.5	5,835	17.3
Commercial & industrial	467	1.5	1,292	3.8
HELOC	630	2.1	907	2.7
Consumer	1	0.0	11	0.0
Total non-accrual loans	$30,089	100%	$33,731	100%
% of total net loans	0.25%		0.28%

The Company recognized interest income on non-accrual loans of approximately $497,000 in the three months ended December 31, 2019. Had these loans been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $353,000 for the three months ended December 31, 2019. Recognized interest income for the three months ended December 31, 2019 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

The following tables provide details regarding delinquent loans.

December 31, 2019	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Single-family residential	$5,702,058	$5,675,672	$6,077	$3,718	$16,591	$26,386	0.46%
Construction	1,189,457	1,188,042	—	1,415	—	1,415	0.12
Construction - custom	259,944	259,944	—	—	—	—	—
Land - acquisition & development	153,942	153,056	810	76	—	886	0.58
Land - consumer lot loans	97,097	96,635	180	136	146	462	0.48
Multi-family	1,436,693	1,436,556	137	—	—	137	0.01
Commercial real estate	1,643,099	1,638,407	602	60	4,030	4,692	0.29
Commercial & industrial	1,352,738	1,352,449	223	10	56	289	0.02
HELOC	141,274	139,892	530	427	425	1,382	0.98
Consumer	115,829	115,248	294	184	103	581	0.50
Total Loans	$12,092,131	$12,055,901	$8,853	$6,026	$21,351	$36,230	0.30%
Delinquency %		99.70%	0.07%	0.05%	0.18%	0.30%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2019	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Single-family residential	$5,835,186	$5,809,239	$3,672	$3,211	$19,064	$25,947	0.44%
Construction	1,164,889	1,164,889	—	—	—	—	—
Construction - custom	255,505	255,505	—	—	—	—	—
Land - acquisition & development	161,194	161,194	—	—	—	—	—
Land - consumer lot loans	99,694	98,916	112	619	47	778	0.78
Multi-family	1,422,652	1,422,652	—	—	—	—	—
Commercial real estate	1,631,171	1,625,509	1,614	285	3,763	5,662	0.35
Commercial & industrial	1,268,695	1,267,828	—	—	867	867	0.07
HELOC	142,178	140,718	580	183	697	1,460	1.03
Consumer	129,883	129,227	295	117	244	656	0.51
Total Loans	$12,111,047	$12,075,677	$6,273	$4,415	$24,682	$35,370	0.29%
Delinquency %		99.71%	0.05%	0.04%	0.20%	0.29%

There are no loans greater than 90 days delinquent and still accruing interest as of either date.

Most loans restructured in TDRs are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. As of December 31, 2019, 96.0% of the Company's $110,835,000 in TDRs were classified as performing. Each request for modification is individually evaluated for merit and likelihood of success. The concession granted in a loan modification is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty four months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of December 31, 2019, single-family residential loans comprised 92.2% of TDRs.

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans
The following tables summarize the activity in the allowance for loan losses.

Three Months Ended December 31, 2019	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$30,988	$(15)	$261	$(534)	$30,700
Construction	32,304	—	54	(66)	32,292
Construction - custom	1,369	—	—	30	1,399
Land - acquisition & development	9,155	(11)	1,460	(1,858)	8,746
Land - consumer lot loans	2,143	(70)	10	7	2,090
Multi-family	7,391	—	498	(485)	7,404
Commercial real estate	13,170	(98)	368	(405)	13,035
Commercial & industrial	31,450	(50)	144	1,996	33,540
HELOC	1,103	—	93	(92)	1,104
Consumer	2,461	(374)	309	(193)	2,203
	$131,534	$(618)	$3,197	$(1,600)	$132,513

Three Months Ended December 31, 2018	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$33,033	$(25)	$230	$(1,754)	$31,484
Construction	31,317	—	—	146	31,463
Construction - custom	1,842	—	—	84	1,926
Land - acquisition & development	7,978	—	1,782	(604)	9,156
Land - consumer lot loans	2,164	(72)	265	(213)	2,144
Multi-family	8,329	—	—	(445)	7,884
Commercial real estate	11,852	(339)	525	673	12,711
Commercial & industrial	28,702	(179)	33	1,723	30,279
HELOC	781	(886)	1	1,168	1,064
Consumer	3,259	(140)	213	(278)	3,054
	$129,257	$(1,641)	$3,049	$500	$131,165

The Company recorded a $1,000,000 release of loan loss allowance for the three months ended December 31, 2019, compared to a $500,000 release for the three months ended December 31, 2018. Reserving for new loan originations has been largely offset by recoveries of previously charged-off loans. Recoveries, net of charge-offs, totaled $2,579,000 for the three months ended December 31, 2019, compared to net recoveries of $1,408,000 during the three months ended December 31, 2018.

Non-performing assets were $39,742,000, or 0.24% of total assets, at December 31, 2019, compared to $43,826,000, or 0.27% of total assets, at September 30, 2019. Non-accrual loans were $30,089,000 at December 31, 2019, compared to $33,731,000 at September 30, 2019. Delinquencies, as a percent of total loans, were 0.30% at December 31, 2019, compared to 0.29% at September 30, 2019.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves.

December 31, 2019	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	(In thousands, except ratio data)			(In thousands, except ratio data)
Single-family residential	$30,700	$5,686,482	0.5%	$—	$19,993	0.0%
Construction	32,292	1,189,457	2.7	—	—	—
Construction - custom	1,399	259,944	0.5	—	—	—
Land - acquisition & development	8,731	153,856	5.7	15	86	17.4
Land - consumer lot loans	2,090	93,272	2.2	—	295	0.0
Multi-family	7,403	1,436,313	0.5	1	380	0.3
Commercial real estate	12,861	1,632,612	0.8	174	10,487	1.7
Commercial & industrial	33,470	1,352,116	2.5	70	641	10.9
HELOC	1,104	139,963	0.8	—	483	0.0
Consumer	2,203	115,749	1.9	—	2	0.0
	$132,253	$12,059,764	1.1%	$260	$32,367	0.8%

September 30, 2019	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	(In thousands, except ratio data)			(In thousands, except ratio data)
Single-family residential	$30,988	$5,822,200	0.5%	$—	$17,978	0.0%
Construction	32,304	1,164,889	2.8	—	—	—
Construction - custom	1,369	255,505	0.5	—	—	—
Land - acquisition & development	9,135	160,964	5.7	20	230	8.7
Land - consumer lot loans	2,143	95,574	2.2	—	375	0.0
Multi-family	7,387	1,422,266	0.5	4	385	1.0
Commercial real estate	12,847	1,618,406	0.8	323	12,765	2.5
Commercial & industrial	31,358	1,266,913	2.5	92	1,805	5.1
HELOC	1,103	140,378	0.8	—	837	0.0
Consumer	2,461	129,527	1.9	—	50	0.0
	$131,095	$12,076,622	1.1%	$439	$34,425	1.3%

As of December 31, 2019, $132,253,000 of the allowance was calculated under the Company's general allowance methodology and the remaining $260,000 was specific reserves on loans deemed to be individually impaired. As of September 30, 2019, $131,095,000 of the allowance was calculated under the Company's general allowance methodology and the remaining $439,000 was specific reserves on loans deemed to be individually impaired.

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

•Pass – the credit does not meet one of the definitions below.

•Special mention – A special mention credit is considered to be currently protected from loss but is potentially weak. No loss of principal or interest is foreseen; however, proper supervision and management attention is required to deter further deterioration in the credit. Assets in this category constitute some undue and unwarranted credit risk but not to the point of justifying a risk rating of substandard. The credit risk may be relatively minor yet constitutes an unwarranted risk in light of the circumstances surrounding a specific asset.

•Substandard – A substandard credit is an unacceptable credit. Additionally, repayment in the normal course is in jeopardy due to the existence of one or more well defined weaknesses. In these situations, loss of principal is likely if the weakness is not corrected. A substandard asset is inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any. Assets so classified will have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of the debt. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets risk rated substandard.

•Doubtful – A credit classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weakness makes collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. The probability of loss is high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.

•Loss – Credits classified loss are considered uncollectible and of such little value that their continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be affected in the future. Losses should be taken in the period in which they are identified as uncollectible. Partial charge-off versus full charge-off may be taken if the collateral offers some identifiable protection.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on loans based on risk rating categories as defined above.

December 31, 2019	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Single-family residential	$5,676,712	$—	$25,359	$—	$—	$5,702,071
Construction	2,174,313	—	—	—	—	2,174,313
Construction - custom	538,234	—	—	—	—	538,234
Land - acquisition & development	200,533	—	2,510	—	—	203,043
Land - consumer lot loans	96,627	—	470	—	—	97,097
Multi-family	1,432,895	—	3,820	—	—	1,436,715
Commercial real estate	1,619,197	3,426	20,476	—	—	1,643,099
Commercial & industrial	1,313,816	714	38,194	14	—	1,352,738
HELOC	140,644	—	630	—	—	141,274
Consumer	115,828	—	1	—	—	115,829
Total gross loans	$13,308,799	$4,140	$91,460	$14	$—	$13,404,413

Total grade as a % of total gross loans	99.29%	0.03%	0.68%	0.00%	—%

September 30, 2019	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Single-family residential	$5,808,444	$—	$26,750	$—	$—	$5,835,194
Construction	2,038,052	—	—	—	—	2,038,052
Construction - custom	540,741	—	—	—	—	540,741
Land - acquisition & development	200,283	—	3,824	—	—	204,107
Land - consumer lot loans	98,828	—	866	—	—	99,694
Multi-family	1,418,837	—	3,837	—	—	1,422,674
Commercial real estate	1,602,634	2,754	25,782	—	—	1,631,170
Commercial & industrial	1,229,891	18,125	20,679	—	—	1,268,695
HELOC	141,271	—	907	—	—	142,178
Consumer	129,872	—	11	—	—	129,883
Total gross loans	$13,208,853	$20,879	$82,656	$—	$—	$13,312,388

Total grade as a % of total gross loans	99.22%	0.16%	0.62%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on gross loans based on borrower payment activity.

December 31, 2019	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands, except ratio data)
Single-family residential	$5,679,057	99.6%	$23,014	0.4%
Construction	2,174,313	100.0	—	—
Construction - custom	538,234	100.0	—	—
Land - acquisition & development	202,957	100.0	86	0.0
Land - consumer lot loans	96,763	99.7	334	0.3
Multi-family	1,436,715	100.0	—	—
Commercial real estate	1,637,542	99.7	5,557	0.3
Commercial & industrial	1,352,271	100.0	467	0.0
HELOC	140,644	99.6	630	0.4
Consumer	115,828	100.0	1	0.0
	$13,374,324	99.8%	$30,089	0.2%

September 30, 2019	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands, except ratio data)
Single-family residential	$5,809,923	99.6%	$25,271	0.4%
Construction	2,038,052	100.0	—	—
Construction - custom	540,741	100.0	—	—
Land - acquisition & development	203,938	99.9	169	0.1
Land - consumer lot loans	99,448	99.8	246	0.2
Multi-family	1,422,674	100.0	—	—
Commercial real estate	1,625,335	99.6	5,835	0.4
Commercial & industrial	1,267,403	99.9	1,292	0.1
HELOC	141,271	99.4	907	0.6
Consumer	129,872	100.0	11	0.0
	$13,278,657	99.7%	$33,731	0.3%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on impaired loan balances and the related allowances by loan types.

December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment (Year-To-Date)
	(In thousands)
Impaired loans with no related allowance recorded:
Single-family residential	$16,505	$17,474	$—		$17,242
Land - acquisition & development	—	—	—		39
Land - consumer lot loans	269	845	—		307
Commercial real estate	7,249	11,585	—		7,358
Commercial & industrial	437	4,508	—		776
HELOC	369	369	—		603
Consumer	2	84	—		26
	24,831	34,865	—		26,351
Impaired loans with an allowance recorded:
Single-family residential	102,164	104,506	1,110		107,103
Land - acquisition & development	86	150	15		89
Land - consumer lot loans	3,556	3,650	—		3,556
Multi-family	380	380	1		383
Commercial real estate	3,238	3,462	174		3,703
Commercial & industrial	411	519	70		419
HELOC	942	957	—		946
Consumer	58	58	—		59
	110,835	113,682	1,370	(1)	116,258
Total impaired loans:
Single-family residential	118,669	121,980	1,110		124,345
Land - acquisition & development	86	150	15		128
Land - consumer lot loans	3,825	4,495	—		3,863
Multi-family	380	380	1		383
Commercial real estate	10,487	15,047	174		11,061
Commercial & industrial	848	5,027	70		1,195
HELOC	1,311	1,326	—		1,549
Consumer	60	142	—		85
	$135,666	$148,547	$1,370	(1)	$142,609

(1)Includes $260,000 of specific reserves and $1,110,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment (Year-To-Date)
	(In thousands)
Impaired loans with no related allowance recorded:
Single-family residential	$17,979	$19,252	$—		$16,685
Construction	—	—	—		1,172
Construction - custom	—	—	—		251
Land - acquisition & development	78	143	—		290
Land - consumer lot loans	344	848	—		287
Multi-family	—	—	—		286
Commercial real estate	7,467	11,881	—		8,890
Commercial & industrial	1,114	5,312	—		7,168
HELOC	837	931	—		597
Consumer	50	119	—		23
	27,869	38,486	—		35,649
Impaired loans with an allowance recorded:
Single-family residential	112,042	114,609	2,208		125,976
Land - acquisition & development	91	152	—		99
Land - consumer lot loans	3,556	3,695	20		4,324
Multi-family	385	385	4		418
Commercial real estate	4,168	5,298	323		5,160
Commercial & industrial	426	691	92		2,535
HELOC	949	963	—		961
Consumer	60	282	—		65
	121,677	126,075	2,647	(1)	139,538
Total impaired loans:
Single-family residential	130,021	133,861	2,208		142,661
Construction	—	—	—		1,172
Construction - custom	—	—	—		251
Land - acquisition & development	169	295	—		389
Land - consumer lot loans	3,900	4,543	20		4,611
Multi-family	385	385	4		704
Commercial real estate	11,635	17,179	323		14,050
Commercial & industrial	1,540	6,003	92		9,703
HELOC	1,786	1,894	—		1,558
Consumer	110	401	—		88
	$149,546	$164,561	$2,647	(1)	$175,187

(1)Includes $439,000 of specific reserves and $2,208,000 included in the general reserves.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE F – Fair Value Measurements
FASB ASC 820, Fair Value Measurement ("ASC 820") defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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
The Company offers interest rate swaps to its variable rate borrowers who want to manage their interest rate risk. At the same time, the Company enters into the opposite trade with a counter party to offset its interest rate risk. The Company has also entered into commercial loan hedges, mortgage pool hedges and borrowings hedges using interest rate swaps. The fair value of these interest rate swaps are estimated by a third party pricing service using a discounted cash flow technique. These are considered a Level 2 input method.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis.

	December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$333,514	$—	$333,514
Municipal bonds	—	22,490	—	22,490
Corporate debt securities	—	210,649	—	210,649
Mortgage-backed securities
Agency pass-through certificates	—	928,933	—	928,933
Total available-for-sale securities	—	1,495,586	—	1,495,586
Client swap program hedges	—	14,973	—	14,973
Mortgage loan fair value hedges	—	4,765	—	4,765
Total financial assets	$—	$1,515,324	$—	$1,515,324

Financial Liabilities
Client swap program hedges	$—	$14,973	$—	$14,973
Commercial loan fair value hedges	—	2,753	—	2,753
Borrowings cash flow hedges	—	4,762	—	4,762
Total financial liabilities	$—	$22,488	$—	$22,488

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$270,778	$—	$270,778
Municipal bonds	—	22,642	—	22,642
Corporate debt securities	—	209,763	—	209,763
Mortgage-backed securities
Agency pass-through certificates	—	982,559	—	982,559
Total available-for-sale securities	—	1,485,742	—	1,485,742
Client swap program hedges	—	20,381	—	20,381
Mortgage loan fair value hedges	—	1,608	—	1,608
Total financial assets	$—	$1,507,731	$—	$1,507,731

Financial Liabilities
Client swap program hedges	$—	$20,381	$—	$20,381
Commercial loan fair value hedges	—	4,288	—	4,288
Borrowings cash flow hedges	—	7,877	—	7,877
Total financial liabilities	$—	$32,546	$—	$32,546

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans measured for impairment and real estate owned ("REO"). REO consists principally of properties acquired through foreclosure. From time to time, and on a nonrecurring basis, adjustments using fair value measurements are recorded to reflect increases or decreases based on the discounted cash flows, the current appraisal or estimated value of the collateral or REO property.

When management determines that the fair value of the collateral or the real estate owned requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the impaired loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2019 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at December 31, 2019 and December 31, 2018, and the total gains (losses) resulting from those fair value adjustments during the respective periods. The estimated fair value measurements are shown gross of estimated selling costs.

	December 31, 2019				Three Months Ended December 31, 2019
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Impaired loans (1)	$—	$—	$70	$70	$(299)
Real estate owned (2)	—	—	976	976	(2)
Balance at end of period	$—	$—	$1,046	$1,046	$(301)

(1)The gains (losses) represent remeasurements of collateral-dependent loans.
(2)The gains (losses) represent remeasurements of REO.

	December 31, 2018				Three Months Ended December 31, 2018
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Impaired loans (1)	$—	$—	$1,970	$1,970	$(726)
Real estate owned (2)	—	—	520	520	(32)
Balance at end of period	$—	$—	$2,490	$2,490	$(758)

(1)The gains (losses) represent remeasurements of collateral-dependent loans.
(2)The gains (losses) represent remeasurements of REO.

Fair Values of Financial Instruments
FASB ASC 825, Financial Instruments ("ASC 825") requires disclosure of fair value information about financial instruments, whether or not recognized on the statement of financial condition, for which it is practicable to estimate those values. Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value estimates presented do not reflect the underlying fair value of the Company. Although management is not aware of any factors that would materially affect the estimated fair value amounts presented below, such amounts have not been comprehensively revalued for purposes of these financial statements since the dates shown, and therefore, estimates of fair value subsequent to those dates may differ significantly from the amounts presented below.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		December 31, 2019		September 30, 2019
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$483,805	$483,805	$419,158	$419,158
Available-for-sale securities
U.S. government and agency securities	2	333,514	333,514	270,778	270,778
Municipal bonds	2	22,490	22,490	22,642	22,642
Corporate debt securities	2	210,649	210,649	209,763	209,763
Mortgage-backed securities
Agency pass-through certificates	2	928,933	928,933	982,559	982,559
Total available-for-sale securities		1,495,586	1,495,586	1,485,742	1,485,742
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	1,348,594	1,368,314	1,428,480	1,448,088
Commercial MBS	2	12,100	12,106	15,000	15,007
Total held-to-maturity securities		1,360,694	1,380,420	1,443,480	1,463,095

Loans receivable	3	11,904,861	12,479,483	11,930,575	12,617,600
FHLB and FRB stock	2	123,990	123,990	123,990	123,990
Other assets - client swap program hedges	2	14,973	14,973	20,381	20,381
Other assets - mortgage loan fair value hedges	2	4,765	4,765	1,608	1,608

Financial liabilities
Time deposits	2	4,617,017	4,642,830	4,906,963	4,937,847
FHLB advances	2	2,250,000	2,279,222	2,250,000	2,282,887
Other liabilities - client swap program hedges	2	14,973	14,973	20,381	20,381
Other liabilities - commercial loan fair value hedges	2	2,753	2,753	4,288	4,288
Other liabilities - borrowings cash flow hedges	2	4,762	4,762	7,877	7,877

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

commensurate with risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.
FHLB and FRB stock – The fair value is based upon the par value of the stock that equates to its carrying value.
Time deposits – The fair value of time deposits is estimated by discounting the estimated future cash flows using rates offered for deposits with similar remaining maturities.
FHLB advances – The fair value of FHLB advances and other borrowings is estimated by discounting the estimated future cash flows using rates currently available to the Company for debt with similar remaining maturities.
Interest rate swaps – The Company offers interest rate swaps to its variable rate borrowers who want to manage their interest rate risk. At the same time, the Company enters into the opposite trade with a counterparty to offset its interest rate risk. The Company also uses interest rate swaps for various fair value hedges and cash flow hedges. The fair value of these interest rate swaps is estimated by a third party pricing service using a discounted cash flow technique.
The following tables provide details about the amortized cost and fair value of available-for-sale and held-to-maturity securities.

	December 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
5 to 10 years	$63,512	$2	$(979)	$62,535	2.27%
Over 10 years	272,314	14	(1,349)	270,979	2.82
Corporate debt securities due
Within 1 year	43,938	307	—	44,245	3.41
1 to 5 years	70,000	977	—	70,977	3.01
5 to 10 years	93,008	2,419	—	95,427	2.95
Municipal bonds due
1 to 5 years	1,437	23	—	1,460	1.95
Over 10 years	20,298	732	—	21,030	6.45
Mortgage-backed securities
Agency pass-through certificates	905,556	24,998	(1,621)	928,933	3.19
	1,470,063	29,472	(3,949)	1,495,586	3.11
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,348,594	20,018	(298)	1,368,314	3.15
Commercial MBS	12,100	6	—	12,106	2.61
	1,360,694	20,024	(298)	1,380,420	3.14
	$2,830,757	$49,496	$(4,247)	$2,876,006	3.12%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2019
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
5 to 10 years	$65,287	$39	$(629)	$64,697	2.43%
Over 10 years	207,067	1	(987)	206,081	3.02
Corporate debt securities due
Within 1 year	43,903	411	—	44,314	3.65
1 to 5 years	70,000	689	(50)	70,639	3.29
5 to 10 years	92,931	1,879	—	94,810	3.27
Municipal bonds due
1 to 5 years	1,430	14	—	1,444	1.94
Over 10 years	20,303	895	—	21,198	6.45
Mortgage-backed securities
Agency pass-through certificates	957,150	26,533	(1,124)	982,559	3.29
	1,458,071	30,461	(2,790)	1,485,742	3.27
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	1,428,480	19,945	(337)	1,448,088	3.15
Commercial MBS	15,000	7	—	15,007	2.89
	1,443,480	19,952	(337)	1,463,095	3.15
	$2,901,551	$50,413	$(3,127)	$2,948,837	3.21%

For available-for-sale investment securities, there were purchases of $82,028,000 during the three months ended December 31, 2019 and purchases of $172,076,000 during the three months ended December 31, 2018. There were no sales of available-for-sale investment securities during the three months ended December 31, 2019 and sales of $491,000 during the three months ended December 31, 2018. For held-to-maturity investment securities, there were no purchases during the three months ended December 31, 2019 and no purchases during the three months ended December 31, 2018. There were no sales of held-to-maturity investment securities during either period. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.
The following tables show the gross unrealized losses and fair value of securities as of December 31, 2019 and September 30, 2019, by length of time that individual securities in each category have been in a continuous loss position. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired.

December 31, 2019	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
U.S. government and agency securities	$(701)	$156,068	$(1,627)	$122,155	$(2,328)	$278,223
Mortgage-backed securities	(660)	125,407	(1,259)	209,355	(1,919)	334,762
	$(1,361)	$281,475	$(2,886)	$331,510	$(4,247)	$612,985

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2019	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate debt securities	$—	$—	$(50)	$24,950	$(50)	$24,950
U.S. government and agency securities	(656)	152,715	(960)	77,391	(1,616)	230,106
Mortgage-backed securities	(148)	87,895	(1,313)	270,802	(1,461)	358,697
	$(804)	$240,610	$(2,323)	$373,143	$(3,127)	$613,753

NOTE G – Derivatives and Hedging Activities

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at December 31, 2019 and September 30, 2019.

December 31, 2019	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$435,349	$14,973	Other liabilities	$435,349	$14,973
Commercial loan fair value hedges	Other assets	—	—	Other liabilities	93,316	2,753
Mortgage loan fair value hedges	Other assets	200,000	4,765	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	—	—	Other liabilities	700,000	4,762
		$635,349	$19,738		$1,228,665	$22,488

September 30, 2019	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$425,607	$20,381	Other liabilities	$425,607	$20,381
Commercial loan fair value hedges	Other assets	—	—	Other liabilities	95,645	4,288
Mortgage loan fair value hedges	Other assets	200,000	1,608	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	—	—	Other liabilities	700,000	7,877
		$625,607	$21,989		$1,221,252	$32,546

The Company enters into interest rate swaps to hedge interest rate risk. These arrangements include hedges of individual fixed rate commercial loans and also hedges of a specified portion of pools of prepayable fixed rate mortgage loans under the "last of layer" method. These relationships qualify as fair value hedges under FASB ASC 815, Derivatives and Hedging ("ASC 815"), which provides for offsetting of the recognition of gains and losses of the respective interest rate swap and the hedged items. Gains and losses on interest rate swaps designated in these hedge relationships, along with the offsetting gains and losses on the hedged items attributable to the hedged risk, are recognized in current earnings within the same income statement line item.

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following tables present the impact of fair value hedge accounting on the carrying value of the hedged items at December 31, 2019 and September 30, 2019.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 2019
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
	(In thousands)
Loans receivable (1) (2)	$1,529,862	$2,012
	$1,529,862	$2,012

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At December 31, 2019, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $1,439,103,000, the cumulative basis adjustment associated with the hedging relationships was $4,765,000, and the amount of the designated hedged items was $200,000,000.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At December 31, 2019, the amortized cost basis of the hedged commercial loans was $90,759,000 and the cumulative basis adjustment associated with the hedging relationships was $(2,753,000).

September 30, 2019
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
	(In thousands)
Loans receivable (1) (2)	$1,612,208	$(2,680)
	$1,612,208	$(2,680)

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At September 30, 2019, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $1,520,647,000, the cumulative basis adjustment associated with the hedging relationships was $1,608,000, and the amount of the designated hedged items was $200,000,000.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At September 30, 2019, the amortized cost basis of the hedged commercial loans was $91,561,000 and the cumulative basis adjustment associated with the hedging relationships was $(4,288,000).

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. As of December 31, 2019, the maturities for hedges of adjustable rate borrowings ranged from less than one to seven years, with the weighted average being 2.4 years.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the gain (loss) recognized in AOCI on derivative instruments related to cash flow hedges on borrowings for the periods presented.

(In thousands)	Three Months Ended December 31,
Amount of gain/(loss) recognized in AOCI	2019
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$3,115
Total pre-tax gain/(loss) recognized in AOCI	$3,115

(In thousands)	Three Months Ended December 31,
Amount of gain/(loss) recognized in AOCI	2018
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$(10,499)
Total pre-tax gain/(loss) recognized in AOCI	$(10,499)

The following tables present the gain (loss) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the periods presented.

Three Months Ended December 31, 2019	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$142,146	$(13,658)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$(7)
Recognized on derivatives	4,692
Recognized on hedged items	(4,593)
Net income/(expense) recognized on fair value hedges	$92

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$(214)
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—
Net income/(expense) recognized on cash flow hedges		$(214)

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three Months Ended December 31, 2018	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$137,065	$(16,891)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$19
Recognized on derivatives	(2,317)
Recognized on hedged items	2,279
Net income/(expense) recognized on fair value hedges	$(19)

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$(551)
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—
Net income/(expense) recognized on cash flow hedges		$(551)

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the three months ended December 31, 2019 and 2018 as the changes in fair value of the receive fixed swap and pay fixed swap offset each other.

The following tables present the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Three Months Ended December 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2019
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$5,408
Receive fixed/pay floating swap	Other noninterest income	(5,408)
		$—

(In thousands)		Three Months Ended December 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2018
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(9,390)
Receive fixed/pay floating swap	Other noninterest income	9,390
		$—

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H – Revenue from Contracts with Customers

Since net interest income on financial assets and liabilities is outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), a significant majority of our revenues are not subject to that guidance.

Revenue streams that are within the scope of ASC 606 are presented within non-interest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the new guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. In scope revenue streams represented approximately 4.4% of our total revenues for the three months ended December 31, 2019, compared to 4.9% for the three months ended December 31, 2018. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of non-interest income within the scope of the guidance include the following:

Deposit related and other service charges (recognized in Deposit fee income) - The Company's deposit accounts are governed by standardized contracts customary in the industry. Revenues are earned at a point in time or over time (monthly) from account maintenance fees and charges for specific transactions such as wire transfers, stop payment orders, overdrafts, debit card replacements, check orders and cashier’s checks. The Company’s performance obligation related to each of these fees is generally satisfied, and the related revenue recognized, at the time the service is provided (point in time or monthly). The Company is principal in each of these contracts.

Debit and Credit Card Interchange Fees (recognized in Deposit fee income) - The Company receives interchange fees from the debit card or credit card payment network based on transactions involving debit or credit cards issued by the Company, generally measured as a percentage of the underlying transaction. Interchange fees from debit and credit card transactions are recognized as the transaction processing services are provided by the network. The Company acts as an agent in the card payment network arrangement so the interchange fees are recorded net of any expenses paid to the principal (the card payment network in this case).

Insurance Agency Commissions (recognized in Other income) - WAFD Insurance Group, Inc. is a wholly-owned subsidiary of Washington Federal Bank, N.A. that operates as an insurance agency, selling and marketing property and casualty insurance policies for a small number of high-quality insurance carriers. WAFD Insurance Group, Inc. earns revenue in the form of commissions paid by the insurance carriers for policies that have been sold. In addition to the origination commission, WAFD Insurance Group, Inc. may also receive contingent incentive fees based on the volume of business generated for the insurance carrier and based on policy renewal rates.

NOTE I – Commitments and Contingencies

Lease Commitments - The Company’s lease commitments consist primarily of real estate property for branches and office space under various non-cancellable operating leases that expire between 2020 and 2070. The majority of the leases contain renewal options and provisions for increases in rental rates based on a predetermined schedule or an agreed upon index. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability.

Operating lease liabilities and right-of-use assets are recognized on the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the Company's collateralized borrowing rate for financing instruments of a similar term and are included in Accrued expenses and other liabilities. The related right-of-use asset is included in Other assets.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the Company’s operating lease right-of-use asset and the related lease liability.

(In thousands)	December 31, 2019
Operating lease asset	$30,220
Operating lease liability	$31,636

As of December 31, 2019, the Company’s operating leases have a weighted average remaining lease term of 8.9 years and a weighted average discount rate of 2.0%. Cash paid for amounts included in the measurement of the above operating lease liability was $1,488,000 for the three months ended December 31, 2019. Right-of-use assets obtained in exchange for new operating lease liabilities during the same period were $2,083,000.

The following table presents the components of net lease costs, a component of Occupancy expense. The Company elected not to separate lease and non-lease components and instead account for them as a single lease component. Variable lease costs include subsequent increases in index-based rents and variable payments such as common area maintenance.

(In thousands)	Three Months Ended December 31,
2019
Operating lease cost	$1,602
Variable lease cost	220
Sublease income	(86)
Net lease cost	$1,736

The following table shows future minimum payments for operating leases as of December 31, 2019 for the respective periods.

(In thousands)	Year ending September 30,

remainder of 2020	$4,623
2021	5,693
2022	5,177
2023	4,518
2024	3,763
Thereafter	11,035
Total minimum payments	34,809
Amounts representing interest	(3,173)
Present value of minimum lease payments	$31,636

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Future minimum lease payments for the Company’s operating leases as of September 30, 2019, prior to the adoption of the new lease guidance, were as follows.

(In thousands)	Year ending September 30,

2020	$5,838
2021	5,246
2022	4,698
2023	4,302
2024	3,596
Thereafter	10,531
Total minimum payments	$34,211

Financial Instruments with Off-Balance Sheet Risk - The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $2,639,733,000 and $2,379,089,000 at December 31, 2019 and September 30, 2019, respectively. The Company reserves for estimated losses on these off-balance-sheet credit exposures using historical loss factors for each type of credit. The reserve was $7,500,000 as of December 31, 2019, which is an increase from $6,900,000 at September 30, 2019

Legal Proceedings - The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from regular business activities. Management, after consulting with legal counsel, is of the opinion that the ultimate liability, if any, resulting from these pending or threatened actions and proceedings will not have a material effect on the financial statements of the Company.

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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this report, including under Item 1A. “Risk Factors,” and in any of the Company's other subsequent Securities and Exchange Commission ("SEC") filings, which could cause the Company's future results to differ materially from the plans, objectives, goals, estimates, intentions and expectations expressed in forward-looking statements:
•a deterioration in economic conditions, including declines in the real estate market and home sale volumes and financial stress on borrowers (consumers and businesses) as a result of the uncertain economic environment;
•the effects of a severe economic downturn, including high unemployment rates and declines in housing prices and property values, in the Company's primary market areas;
•the effects of and changes in monetary and fiscal policies of the Board of Governors of the Federal Reserve System and the U.S. Government;
•fluctuations in interest rate risk and changes in market interest rates, including risk related to LIBOR reform;
•the Company's ability to make accurate assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the assets securing these loans;
•legislative and regulatory limitations, including those arising under the Dodd-Frank Act and potential limitations in the manner in which the Company conducts its business and undertake new investments and activities;
•the ability of the Company to obtain external financing to fund its operations or obtain this financing on favorable terms;
•changes in other economic, competitive, governmental, regulatory and technological factors affecting the Company's markets, operations, pricing, products, services and fees;
•the success of the Company at managing the risks involved in the remediation efforts associated with its Bank Secrecy Act program, costs of enhancements to the Bank’s BSA program are greater than anticipated; and governmental authorities undertake enforcement actions or legal proceedings with respect to the Bank’s BSA program beyond those contemplated by the Consent Order, and the potential impact of such matters on the success, timing and ability to pursue the Company’s growth or other business initiatives;
•the success of the Company at managing the risks involved in the foregoing and managing its business; and
•the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond the Company's control.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
in November, 1994. As used throughout this document, the terms “Washington Federal” or the “Company” refer to the Company and its consolidated subsidiaries, and the term “Bank” refers to the operating subsidiary, Washington Federal Bank, National Association. The Company is headquartered in Seattle, Washington.

The Company's fiscal year end is September 30th. All references to 2019 represent balances as of September 30, 2019 or activity for the fiscal year then ended.
INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of transaction and savings accounts is 61% of total deposits as of December 31, 2019 while the composition of the investment securities portfolio is 25% variable and 75% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $1,360,694,000 of mortgage-backed securities that it has designated as held-to-maturity and are carried at amortized cost. As of December 31, 2019, the net unrealized gain on these securities was $19,726,000. The Company has $1,495,586,000 of available-for-sale securities that are carried at fair value. As of December 31, 2019, the net unrealized gain on these securities was $25,523,000. The Company has executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized loss on these interest rate swaps as of December 31, 2019 was $4,762,000. All of the above are pre-tax net unrealized gains or losses.

The Company relies on various measures of interest rate risk, including an asset/liability analysis, modeling of changes in forecasted net interest income under various rate change scenarios, and the impact of interest rate changes on the net portfolio value (“NPV”) of the Company.

Net Interest Income Sensitivity - The Company estimates the sensitivity of its net interest income to changes in market interest rates using an interest rate simulation model that includes assumptions related to the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments for multiple interest rate change scenarios. Interest rate sensitivity depends on certain repricing characteristics in the Company's interest-earnings assets and interest-bearing liabilities, including the maturity structure of assets and liabilities and their repricing characteristics during the periods of changes in market interest rates. The analysis assumes a constant balance sheet. Actual results would differ from the assumptions used in this model, as management monitors and adjusts loan and deposit pricing and the size and composition of the balance sheet to respond to changing interest rates.

As of December 31, 2019, in the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would increase by 0.7% in the next year. This compares to an estimated increase of 1.4% as of the September 30, 2019 analysis. The change is primarily due to fluctuating interest rates and the impact to expected prepayment speeds as well as shifts in the mix of fixed versus adjustable rate assets and updated deposit betas used for transaction deposits in the Company's asset liability management model. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long term rates over two years would result in a net interest income decrease of 0.1% in the first year and decrease of 3.6% in the second year assuming a constant balance sheet and no management intervention.

NPV Sensitivity - NPV is an estimate of the market value of shareholders' equity. NPV is calculated as the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of NPV to changes in interest rates provides a view of interest rate risk as it incorporates all future expected cash flows. As of December 31, 2019, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decline by $369,764,000 or 14.5% and the NPV to total assets ratio to decline to 13.9% from a base of 15.2%. As of September 30, 2019, the NPV in the event of a 200 basis point increase in rates was estimated to decline by $257,638,000 or 10.5% and the NPV to total assets ratio to decline to 13.9% from a base of 14.6%. The change in NPV sensitivity is due primarily to fluctuating interest rates that have impacted asset prices as well as sensitivity to expected prepayment speeds on fixed rate loans and mortgage-backed securities as of December 31, 2019.
Interest Rate Spread - The interest rate spread is measured as the difference between the rate on total loans and investments and the rate on costing liabilities at the end of each period. The interest rate spread decreased to 2.76% at December 31, 2019 from 2.80% at September 30, 2019. The spread compression of 4 basis points is primarily due to the decrease in short-term interest rates, which resulted in a lower rate on interest earning assets partially offset by a lower rate on interest-bearing liabilities. As of December 31, 2019, the weighted average rate earned on interest-earning assets decreased by 10 basis points to 4.00% compared to September 30, 2019, while the weighted average rate being paid on interest-bearing liabilities decreased by 6 basis

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
points to 1.24%. The interest rate spread decreased to 2.76% at December 31, 2019 from 2.86% at December 31, 2018 due to the same factors described above.
Net Interest Margin - Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin decreased to 3.15% for the quarter ended December 31, 2019 from 3.21% for the quarter ended December 31, 2018. The yield on interest-earning assets decreased 5 basis points to 4.30% and the cost of interest-bearing liabilities increased 3 basis points to 1.27% over that same period. The lower yield on interest-earning assets is the result of the decrease in short-term interest rates, which resulted in a lower rate being earned on cash and adjustable rate loans and investment securities. The higher rate in interest-bearing liabilities was primarily due to the increase in rates on interest-bearing deposits partially offset by lower rates paid on FHLB advances.
The following tables set forth the information explaining the changes in the net interest margin for the period indicated compared to the same period one year ago.

	Three Months Ended December 31, 2019			Three Months Ended December 31, 2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$11,942,498	$142,146	4.72%	$11,542,621	$137,065	4.71%
Mortgaged-backed securities	2,360,374	15,612	2.62	2,592,535	19,192	2.94
Cash & Investments	776,633	5,425	2.77	579,580	4,752	3.25
FHLB & FRB stock	124,568	1,641	5.23	132,305	1,613	4.84
Total interest-earning assets	15,204,073	164,824	4.30%	14,847,041	162,622	4.35%
Other assets	1,189,996			1,167,575
Total assets	$16,394,069			$16,014,616

Liabilities and Equity
Customer accounts	$11,888,167	$31,481	1.05%	$11,436,685	$26,579	0.92%
FHLB advances	2,264,457	13,658	2.39	2,457,880	16,891	2.73
Total interest-bearing liabilities	14,152,624	45,139	1.27%	13,894,565	43,470	1.24%
Other liabilities	202,675			129,396
Total liabilities	14,355,299			14,023,961
Shareholders' equity	2,038,770			1,990,655
Total liabilities and equity	$16,394,069			$16,014,616
Net interest income		$119,685			$119,152
Net interest margin (NIM)			3.15%			3.21%

As of December 31, 2019, total assets had decreased by $51,749,000 to $16,423,161,000 from $16,474,910,000 at September 30, 2019. During the three months ended December 31, 2019, cash and cash equivalents increased by $64,647,000, loans receivable decreased $25,714,000, and investment securities decreased by $72,942,000.
Cash and cash equivalents of $483,805,000 and shareholders’ equity of $2,050,909,000 as of December 31, 2019 provide management with flexibility in managing interest rate risk going forward.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
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
The Company's cash and cash equivalents totaled $483,805,000 at December 31, 2019, an increase from $419,158,000 at September 30, 2019. These amounts include the Bank's operating cash.
The Company’s shareholders' equity at December 31, 2019 was $2,050,909,000, or 12.49% of total assets. This is an increase of $17,914,000 from September 30, 2019 when net worth was $2,032,995,000, or 12.34% of total assets. The Company’s shareholders' equity was impacted in the three months ended December 31, 2019 by net income of $65,703,000, the payment of $16,433,000 in cash dividends, treasury stock purchases of $33,479,000, as well as other comprehensive income of $694,000. The ratio of tangible capital to tangible assets at December 31, 2019 was 10.80%. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

December 31, 2019
Common Equity Tier I risk-based capital ratio:
The Company	$1,726,579	14.17%	4.50%	NA
The Bank	1,679,075	13.88%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,726,579	14.17%	6.00%	NA
The Bank	1,679,075	13.88%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,866,593	15.32%	8.00%	NA
The Bank	1,819,089	15.04%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,726,579	10.72%	4.00%	NA
The Bank	1,679,075	10.42%	4.00%	5.00%

September 30, 2019
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,710,147	14.30%	4.50%	NA
The Bank	1,666,426	13.93%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,710,147	14.30%	6.00%	NA
The Bank	1,666,426	13.93%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,848,581	15.45%	8.00%	NA
The Bank	1,804,860	15.09%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,710,147	10.51%	4.00%	NA
The Bank	1,666,426	10.24%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents - Cash and cash equivalents are $483,805,000 at December 31, 2019, an increase of $64,647,000, or 15.4%, since September 30, 2019.

Available-for-sale and held-to-maturity investment securities - Available-for-sale securities increased $9,844,000, or 0.7%, during the three months ended December 31, 2019, mostly due to purchases of $82,028,000, partially offset by principal repayments and maturities of $69,085,000 and a decrease to net unrealized gain of $2,149,000. During the same period, the balance of held-to-maturity securities decreased by $82,786,000 primarily due to principal pay-downs and maturities of $81,329,000. As of December 31, 2019, the Company had a net unrealized gain on available-for-sale securities of $25,523,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Loans receivable - Loans receivable, net of related contra accounts, decreased by $25,714,000 to $11,904,861,000 at December 31, 2019, compared to $11,930,575,000 at September 30, 2019. The decrease resulted primarily from loan principal repayments of $1,301,419,000 and an increase in loans in process of $110,941,000, partially offset by originations of $1,371,315,000. Commercial loan originations accounted for 76% of total originations and consumer loan originations were 24% during the period. The mix of loan originations is consistent with management's strategy during low rate environments to produce more construction, multifamily, commercial real estate, and commercial and industrial loans that generally have adjustable interest rates or a shorter duration.
The following table shows the loan portfolio by category and the change.

	December 31, 2019		September 30, 2019		Change
	($ in thousands)		($ in thousands)		$	%
Gross loans by category
Single-family residential	$5,702,071	42.5%	$5,835,194	43.8%	$(133,123)	(2.3)%
Construction	2,174,313	16.2	2,038,052	15.3	136,261	6.7
Construction - custom	538,234	4.0	540,741	4.1	(2,507)	(0.5)
Land - acquisition & development	203,043	1.5	204,107	1.5	(1,064)	(0.5)
Land - consumer lot loans	97,097	0.7	99,694	0.7	(2,597)	(2.6)
Multi-family	1,436,715	10.7	1,422,674	10.7	14,041	1.0
Commercial real estate	1,643,099	12.3	1,631,170	12.3	11,929	0.7
Commercial & industrial	1,352,738	10.1	1,268,695	9.5	84,043	6.6
HELOC	141,274	1.1	142,178	1.1	(904)	(0.6)
Consumer	115,829	0.9	129,883	1.0	(14,054)	(10.8)
Total gross loans	13,404,413	100%	13,312,388	100%	92,025	0.7%
Less:
Allowance for loan losses	132,513		131,534		979	0.7%
Loans in process	1,312,282		1,201,341		110,941	9.2
Net deferred fees, costs and discounts	54,757		48,938		5,819	11.9
Total loan contra accounts	1,499,552		1,381,813		117,739	8.5
Net Loans	$11,904,861		$11,930,575		$(25,714)	(0.2)%

Non-performing assets - Non-performing assets decreased $4,084,000 during the three months ended December 31, 2019 to $39,742,000 from $43,826,000 at September 30, 2019. The change is due to a $3,642,000 decrease in non-accrual loans and $442,000 decline in real estate owned ("REO"). Non-performing assets as a percentage of total assets was 0.24% at December 31, 2019 compared to 0.27% at September 30, 2019.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
The following table sets forth information regarding restructured loans and non-performing assets.

	December 31, 2019		September 30, 2019
	($ in thousands)
Restructured loans:
Single-family residential	$102,164	92.2%	$111,886	92.0%
Land - acquisition & development	86	0.1	90	0.1
Land - consumer lot loans	3,556	3.2	3,714	3.1
Multi - family	380	0.3	385	0.3
Commercial real estate	3,238	2.9	4,168	3.4
Commercial & industrial	411	0.4	425	0.3
HELOC	942	0.8	949	0.8
Consumer	58	0.1	60	—
Total restructured loans (1)	$110,835	100%	$121,677	100%
Non-accrual loans:
Single-family residential	$23,014	76.5%	$25,271	74.9%
Land - acquisition & development	86	0.3	169	0.5
Land - consumer lot loans	334	1.1	246	0.7
Commercial real estate	5,557	18.5	5,835	17.3
Commercial & industrial	467	1.6	1,292	3.8
HELOC	630	2.1	907	2.7
Consumer	1	—	11	—
Total non-accrual loans	30,089	100%	33,731	100%
Real estate owned	6,339		6,781
Other property owned	3,314		3,314
Total non-performing assets	$39,742		$43,826
Total non-performing assets and performing restructured loans as a percentage of total assets	0.89%		0.97%
Total Assets
(1) Restructured loans were as follows:
Performing	$106,380	96.0%	$116,659	95.9%
Non-performing (included in non-accrual loans above)	4,455	4.0	5,018	4.1
	$110,835	100%	$121,677	100%

For the three months ended December 31, 2019, the Company recognized $497,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $353,000 for the same period had these loans performed according to their original contract terms. Recognized interest income for the three months ended December 31, 2019 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. In addition to the non-accrual loans reflected in the above table, the Company had $64,511,000 of loans that were less than 90 days delinquent at December 31, 2019 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 1.28% at December 31, 2019.
Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 92.2% of restructured loans as of December 31, 2019. The concession for these loans

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
is typically a payment reduction through a rate reduction of 100 to 200 bps for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period.
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
Allowance for loan losses - The following tables show the Company’s allowance for loan losses by loan category.

December 31, 2019	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	($ in thousands)			($ in thousands)
Single-family residential	$30,700	$5,686,482	0.5%	$—	$19,993	—%
Construction	32,292	1,189,457	2.7	—	—	—
Construction - custom	1,399	259,944	0.5	—	—	—
Land - acquisition & development	8,731	153,856	5.7	15	86	17.4
Land - consumer lot loans	2,090	93,272	2.2	—	295	—
Multi-family	7,403	1,436,313	0.5	1	380	0.3
Commercial real estate	12,861	1,632,612	0.8	174	10,487	1.7
Commercial & industrial	33,470	1,352,116	2.5	70	641	10.9
HELOC	1,104	139,963	0.8	—	483	—
Consumer	2,203	115,749	1.9	—	2	—
	$132,253	$12,059,764	1.1%	$260	$32,367	0.8%

September 30, 2019	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	($ in thousands)			($ in thousands)
Single-family residential	$30,988	$5,822,200	0.5%	$—	$17,978	—%
Construction	32,304	1,164,889	2.8	—	—	—
Construction - custom	1,369	255,505	0.5	—	—	—
Land - acquisition & development	9,135	160,964	5.7	20	230	8.7
Land - consumer lot loans	2,143	95,574	2.2	—	375	—
Multi-family	7,387	1,422,266	0.5	4	385	1.0
Commercial real estate	12,847	1,618,406	0.8	323	12,765	2.5
Commercial & industrial	31,358	1,266,913	2.5	92	1,805	5.1
HELOC	1,103	140,378	0.8	—	837	—
Consumer	2,461	129,527	1.9	—	50	—
	$131,095	$12,076,622	1.1%	$439	$34,425	1.3%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Reserve for losses on unfunded commitments - Unfunded commitments tend to vary depending on the Company's loan mix and the proportionate share of commercial loans. The balance of unfunded commitments was $2,639,733,000 and $2,379,089,000 at December 31, 2019 and September 30, 2019, respectively. The Company reserves for estimated losses on these off-balance-sheet credit exposures using historical loss factors for each type of credit. The reserve for unfunded commitments was $7,500,000 as of December 31, 2019, which is an increase from $6,900,000 at September 30, 2019.
Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $140,013,000, or 1.04% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E and Note I for further details of the allowance for loan losses and reserve for unfunded commitments as of and for the period ended December 31, 2019.

Real estate owned - REO decreased during the three months ended December 31, 2019 by $442,000 to $6,339,000, primarily due to sales of REO properties during the period.

Intangible assets - Intangible assets increased to $310,477,000 as of December 31, 2019 from $309,247,000 as of September 30, 2019. The increase was due to the purchase of a small insurance agency, partially offset by amortization of finite-lived intangible assets.

Customer accounts - Customer accounts decreased $58,626,000, or 0.5%, to $11,932,138,000 at December 31, 2019 compared with $11,990,764,000 at September 30, 2019.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	December 31, 2019			September 30, 2019
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$1,593,392	13.4%	—%	$1,621,343	13.5%	—%
Interest checking	2,125,878	17.8	0.57	1,984,576	16.6	0.61
Savings	748,505	6.3	0.12	753,574	6.3	0.13
Money market	2,847,346	23.8	0.84	2,724,308	22.7	0.82
Time deposits	4,617,017	38.7	1.82	4,906,963	40.9	1.91
Total	$11,932,138	100%	1.02%	$11,990,764	100%	1.08%

FHLB advances and other borrowings - Total borrowings totaled $2,250,000,000 as of December 31, 2019, unchanged from $2,250,000,000 as of September 30, 2019. The weighted average rate for FHLB borrowings was 2.46% as of December 31, 2019 and 2.49% at September 30, 2019. The decrease was due to lower rates on new FHLB advances.

Shareholders' equity - The Company’s total shareholders' equity at December 31, 2019 was $2,050,909,000, or 12.49% of total assets. This was an increase of $17,914,000 from the September 30, 2019 total of $2,032,995,000, or 12.34% of total assets. The Company’s equity was impacted in the three months ended December 31, 2019 by net income of $65,703,000, the payment of $16,433,000 in cash dividends, treasury stock purchases of $33,479,000, as well as other comprehensive income of $694,000.

RESULTS OF OPERATIONS
Net Income - The Company recorded net income of $65,703,000 for the three months ended December 31, 2019 compared to $52,942,000 for the prior year quarter.

Net Interest Income - For the three months ended December 31, 2019, net interest income was $119,685,000, which is $533,000 higher than the same quarter of the prior year. Net interest margin was 3.15% for the quarter ended December 31, 2019 compared to 3.21% for the quarter ended December 31, 2018. The increase in net interest income was primarily due to the average balance of earning assets increasing by $357,032,000, partially offset by a $258,059,000 increase in average balance on interest-bearing liabilities. The compression in net interest margin to 3.15% for the quarter ended December 31, 2019 from

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
3.21% for the quarter ended December 31, 2018 was due to the yield on earning assets decreasing by 5 basis points to 4.30% and the cost of interest bearing liabilities increasing 3 basis points to 1.27% over that same period. The lower yield on earning assets is the result of the decrease in short-term interest rates, which resulted in a lower rate being earned on cash and adjustable rate loans and investment securities. The higher rate in interest-bearing liabilities was primarily due to the increase in rates on interest-bearing deposits partially offset by lower rates paid on FHLB advances

The following table sets forth certain information explaining changes in interest income and interest expense for the period indicated compared to the same period one year ago. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (changes in volume multiplied by old rate) and (2) changes in rate (changes in rate multiplied by old volume). The change in interest income and interest expense attributable to changes in both volume and rate has been allocated proportionately to the change due to volume and the change due to rate.
Rate / Volume Analysis:

	Comparison of Three Months Ended 12/31/19 and 12/31/18
($ in thousands)	Volume	Rate	Total
Interest income:
Loans receivable	$4,787	$294	$5,081
Mortgaged-backed securities	(1,616)	(1,964)	(3,580)
Investments (1)	1,547	(846)	701
All interest-earning assets	4,718	(2,516)	2,202
Interest expense:
Customer accounts	1,070	3,832	4,902
FHLB advances and other borrowings	(1,251)	(1,982)	(3,233)
All interest-bearing liabilities	(181)	1,850	1,669
Change in net interest income	$4,899	$(4,366)	$533
___________________
(1)Includes interest on cash equivalents and dividends on FHLB & FRB stock.
Provision (Release) for Loan Losses - The Company recorded a $1,000,000 release of loan loss allowance for the three months ended December 31, 2019, compared with a $500,000 release for the three months ended December 31, 2018. Reserving for new loan originations has been largely offset by recoveries of previously charged-off loans. Recoveries, net of charge-offs, totaled $2,579,000 for the three months ended December 31, 2019, compared to net recoveries of $1,408,000 during the three months ended December 31, 2018.

Other Income - The three months ended December 31, 2019 results include total other income of $46,376,000 compared to $19,009,000 for the same period one year ago, a $27,367,000 increase. The increase is primarily due to the three months ended December 31, 2019 including a gain of $32,600,000 on sales of fixed assets, while the three months ended December 31, 2018 included a net gain of $6,400,000 recognized on the sale and valuation adjustments of fixed assets.

Other Expense - Other expenses have increased as a result of ongoing investments in people, process and technology with the objective of growing market share and ultimately earnings. The three months ended December 31, 2019 results include total other expense of $82,636,000 compared to $71,672,000 for the same period one year ago, a $10,964,000 increase. The increase is primarily due to information technology being higher by $8,067,000 which was largely from a $5,931,000 impairment charge on systems hardware and software. In addition, compensation and benefits costs increased by $2,748,000 primarily due to an increase in headcount. The number of staff, including part-time employees on a full-time equivalent basis, increased by 4.8% to 2,001 at December 31, 2019 from 1,910 at December 31, 2018. Total other expense for the three months ended December 31, 2019 and December 31, 2018 equaled 2.02% and 1.79%, respectively, of average assets.

Gain (Loss) on Real Estate Owned - Results for the three months ended December 31, 2019 include a net loss on real estate owned of $886,000, compared to a net gain of $320,000 for the same period one year ago.

Income Tax Expense - Income tax expense totaled $17,836,000 for the three months ended December 31, 2019, compared to $14,367,000 for the same period one year ago. The effective tax rate for the three months ended December 31, 2019 was 21.35% compared to 21.34% for the three months ended December 31, 2018. The effective tax rate for the three months ended December 31, 2019 differs from the statutory rate mainly due to state taxes and tax-exempt income.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Item 3.                Quantitative and Qualitative Disclosures About Market Risk
Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2019. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2019 Form 10-K.

PART I – Financial Information

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

Item 1A. Risk Factors

In addition to the other information set forth below and in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the 2019 Form 10-K for the year ended September 30, 2019. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2019 to October 31, 2019	270,038	$36.43	270,038	7,696,723
November 1, 2019 to November 30, 2019	375,419	36.80	375,419	7,321,304
December 1, 2019 to December 31, 2019	268,704	36.58	268,704	7,052,600
Total	914,161	$36.62	914,161	7,052,600
 ___________________
(1)The Company's stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 66,956,264 shares were authorized for repurchase.

Item 3.                Defaults Upon Senior Securities
Not applicable

Item 4.                Mine Safety Disclosures
Not applicable

Item 5.                Other Information
Not applicable

Item 6.                Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer
	31.2	Section 302 Certification by the Chief Financial Officer
	32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer
	101	Financial Statements from the Company’s Form 10-Q for the three months ended December 31, 2019 formatted in iXBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 30, 2020	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL President & Chief Executive Officer

January 30, 2020	/S/ VINCENT L. BEATTY
VINCENT L. BEATTY Executive Vice President and Chief Financial Officer

January 30, 2020	/S/ CORY D. STEWART
CORY D. STEWART Senior Vice President and Principal Accounting Officer