Form 10-Q
period 2020-03-31
WASHINGTON FEDERAL INC
filed 2020-05-07
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

APPLICABLE ONLY TO CORPORATE ISSUERS

The registrant had outstanding 75,706,100 shares of common stock as of May 05, 2020.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	March 31, 2020	September 30, 2019
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,495,574	$419,158
Available-for-sale securities, at fair value	1,693,047	1,485,742
Held-to-maturity securities, at amortized cost	920,255	1,443,480
Loans receivable, net of allowance for loan losses of $139,501 and $131,534	11,974,241	11,930,575
Interest receivable	46,076	48,857
Premises and equipment, net	245,613	274,015
Real estate owned	5,463	6,781
FHLB and FRB stock	155,990	123,990
Bank owned life insurance	224,926	222,076
Intangible assets, including goodwill of $302,691 and $301,368	310,977	309,247
Other assets	303,467	210,989
	$17,375,629	$16,474,910
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$7,664,038	$7,083,801
Time deposit accounts	4,424,382	4,906,963
	12,088,420	11,990,764
FHLB advances	3,050,000	2,250,000
Advance payments by borrowers for taxes and insurance	41,488	57,830
Federal and state income tax liabilities, net	2,431	5,104
Accrued expenses and other liabilities	207,323	138,217
	15,389,662	14,441,915
Commitments and contingencies (see Note I)
Shareholders’ equity
Common stock, $1.00 par value, $300,000,000 shares authorized; 135,742,217 and 135,539,806 shares issued; 75,706,100 and 78,841,463 shares outstanding	135,742	135,540
Additional paid-in capital	1,675,828	1,672,417
Accumulated other comprehensive income (loss), net of taxes	6,461	15,292
Treasury stock, at cost; 60,036,117 and 56,698,343 shares	(1,238,252)	(1,126,163)
Retained earnings	1,406,188	1,335,909
	1,985,967	2,032,995
	$17,375,629	$16,474,910

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In thousands, except share data)		(In thousands, except share data)
INTEREST INCOME
Loans receivable	$138,549	$141,061	$280,695	$278,126
Mortgage-backed securities	14,341	19,343	29,953	38,535
Investment securities and cash equivalents	6,728	7,178	13,794	13,543
	159,618	167,582	324,442	330,204
INTEREST EXPENSE
Customer accounts	28,638	29,666	60,119	56,245
FHLB advances	13,368	17,846	27,026	34,737
	42,006	47,512	87,145	90,982
Net interest income	117,612	120,070	237,297	239,222
Provision (release) for credit losses	6,200	750	5,200	250
Net interest income after provision (release)	111,412	119,320	232,097	238,972

OTHER INCOME
Gain (loss) on sale of investment securities	15,028	—	15,028	(9)
Prepayment penalty on long-term debt	(13,809)	—	(13,809)	—
Loan fee income	3,048	667	4,852	1,637
Deposit fee income	6,099	5,886	12,359	12,129
Other income	5,875	6,257	44,187	18,062
	16,241	12,810	62,617	31,819

OTHER EXPENSE
Compensation and benefits	38,617	32,774	75,248	66,657
Occupancy	10,913	9,830	21,048	19,098
FDIC insurance premiums	2,470	1,978	4,940	4,840
Product delivery	3,897	3,545	8,164	7,566
Information technology	11,501	8,755	28,608	17,795
Other expense	12,035	11,085	24,061	23,683
	79,433	67,967	162,069	139,639
Gain (loss) on real estate owned, net	31	808	(855)	1,128
Income before income taxes	48,251	64,971	131,790	132,280
Income tax expense	10,301	13,873	28,137	28,240
NET INCOME	$37,950	$51,098	$103,653	$104,040

PER SHARE DATA
Basic earnings per share	$0.49	$0.63	$1.33	$1.28
Diluted earnings per share	0.49	0.63	1.33	1.28
Dividends paid on common stock per share	0.22	0.20	0.43	0.38
Basic weighted average number of shares outstanding	76,987,532	80,968,050	77,737,977	81,384,456
Diluted weighted average number of shares outstanding	77,007,118	80,990,126	77,776,304	81,415,697

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Net income	$37,950	$51,098	$103,653	$104,040

Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sale investment securities	15,086	13,585	12,937	17,082
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income	(15,028)	—	(15,028)	9
Related tax benefit (expense)	(13)	(3,091)	412	(3,889)
	45	10,494	(1,679)	13,202

Net unrealized gain (loss) on borrowings cash flow hedges	(12,428)	(6,150)	(9,313)	(16,650)
Related tax benefit (expense)	2,858	1,399	2,161	3,788
	(9,570)	(4,751)	(7,152)	(12,862)

Other comprehensive income (loss) net of tax	(9,525)	5,743	(8,831)	340
Comprehensive income	$28,425	$56,841	$94,822	$104,380

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2020	$135,720	$1,673,666	$1,385,179	$15,986	$(1,159,642)	$2,050,909
Net income	—	—	37,950	—	—	37,950
Other comprehensive income (loss)	—	—	—	(9,525)	—	(9,525)
Dividends on common stock ($0.22 per share)	—	—	(16,941)	—	—	(16,941)
Proceeds from stock-based awards	3	62	—	—	—	65
Stock-based compensation expense	19	2,100	—	—	—	2,119
Treasury stock acquired	—	—	—	—	(78,610)	(78,610)
Balance at March 31, 2020	$135,742	$1,675,828	$1,406,188	$6,461	$(1,238,252)	$1,985,967

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2019	$135,496	$1,668,666	$1,227,275	$2,891	$(1,051,239)	$1,983,089
Net income	—	—	51,098	—	—	51,098
Other comprehensive income (loss)	—	—	—	5,743	—	5,743
Dividends on common stock ($0.20 per share)	—	—	(16,137)	—	—	(16,137)
Proceeds from stock-based awards	8	87	—	—	—	95
Stock-based compensation expense	3	1,107	—	—	—	1,110
Treasury stock acquired	—	—	—	—	(20,718)	(20,718)
Balance at March 31, 2019	$135,507	$1,669,860	$1,262,236	$8,634	$(1,071,957)	$2,004,280

(CONTINUED)

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2019	$135,540	$1,672,417	$1,335,909	$15,292	$(1,126,163)	$2,032,995
Net income	—	—	103,653	—	—	103,653
Other comprehensive income (loss)	—	—	—	(8,831)	—	(8,831)
Dividends on common stock ($0.43 per share)	—	—	(33,374)	—	—	(33,374)
Proceeds from stock-based awards	6	109	—	—	—	115
Stock-based compensation expense	196	3,302	—	—	—	3,498
Treasury stock acquired	—	—	—	—	(112,089)	(112,089)
Balance at March 31, 2020	$135,742	$1,675,828	$1,406,188	$6,461	$(1,238,252)	$1,985,967

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2018	$135,343	$1,666,609	$1,188,971	$8,294	$(1,002,309)	$1,996,908
Net income	—	—	104,040	—	—	104,040
Other comprehensive income (loss)	—	—	—	340	—	340
Dividends on common stock ($0.38 per share)	—	—	(30,775)	—	—	(30,775)
Proceeds from stock-based awards	24	529	—	—	—	553
Stock-based compensation expense	101	2,761	—	—	—	2,862
Exercise of stock warrants	39	(39)	—	—	—	—
Treasury stock acquired	—	—	—	—	(69,648)	(69,648)
Balance at March 31, 2019	$135,507	$1,669,860	$1,262,236	$8,634	$(1,071,957)	$2,004,280

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$103,653	$104,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and accretion expense, net	464	14,924
Stock-based compensation expense	3,498	2,862
Provision (release) for loan losses	5,200	250
Loss (gain) on sale of investment securities	(15,028)	9
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(33,115)	(8,379)
Impairment loss on premises and equipment	5,931	—
Prepayment penalty from repayment of borrowings	13,809	—
Decrease (increase) in accrued interest receivable	2,781	(3,495)
Decrease (increase) in federal and state income tax receivable	—	1,804
Decrease (increase) in cash surrender value of bank owned life insurance	(2,850)	(2,913)
Decrease (increase) in other assets	(99,335)	21,460
Increase (decrease) in federal and state income tax liabilities	(100)	4,080
Increase (decrease) in accrued expenses and other liabilities	66,649	(25,707)
Net cash provided by (used in) operating activities	51,557	108,935
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(31,859)	(417,355)
FHLB & FRB stock purchased	(201,200)	(309,800)
FHLB & FRB stock redeemed	169,200	298,600
Available-for-sale securities purchased	(159,884)	(290,574)
Principal payments and maturities of available-for-sale securities	132,690	75,483
Proceeds from sales of available-for-sale securities	204,351	491
Principal payments and maturities of held-to-maturity securities	147,142	70,096
Proceeds from sales of real estate owned	2,116	5,822
Cash paid for acquisitions	(2,777)	—
Proceeds from sales of premises and equipment	53,790	11,622
Premises and equipment purchased and REO improvements	(10,868)	(26,337)
Net cash provided by (used in) investing activities	302,701	(581,952)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	97,657	335,369
Proceeds from borrowings	5,030,000	7,745,000
Repayments of borrowings	(4,243,809)	(7,465,000)
Proceeds from stock-based awards	115	553
Dividends paid on common stock	(33,374)	(30,775)
Treasury stock purchased	(112,089)	(69,648)
Increase (decrease) in borrower advances related to taxes and insurance, net	(16,342)	(31,578)
Net cash provided by (used in) financing activities	722,158	483,921
Increase (decrease) in cash and cash equivalents	1,076,416	10,904
Cash, cash equivalents and restricted cash at beginning of period	419,158	268,650
Cash, cash equivalents and restricted cash at end of period	$1,495,574	$279,554

(CONTINUED)
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2020	2019
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$317	$253
Non-cash financing activities
Stock issued upon exercise of warrants	—	1,082
Cash paid during the period for
Interest	87,948	91,921
Income taxes	21,000	15,255

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

Restricted Cash Balances - Based on the level of vault cash on hand, the Company was not required to maintain cash reserve balances with the Federal Reserve Bank as of March 31, 2020. As of March 31, 2020 and September 30, 2019, the Company pledged cash collateral related to derivative contracts of $88,700,000 and $31,850,000, respectively.

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

NOTE B – New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-02, Reference Rate Reform (Topic 848). The amendments in this ASU provide temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The ASU primarily includes relief related to contract modifications and hedging relationships, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This guidance is effective immediately and the amendments may be applied prospectively through December 31, 2022. We are currently in the process of evaluating the amendments and determining the impact to our consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, that clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition and

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

measurement of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective for fiscal years beginning after December 15, 2019 and the amendments of ASU 2017-12 are effective as of the beginning of the Company’s next annual reporting period; early adoption is permitted. Effective January 1, 2020, the Company adopted the amendments of ASU 2019-04 pertaining to ASU 2017-12 and ASU 2016-01, both of which had been previously adopted. Pursuant to the adoption of ASU 2019-04, the Company elected to reclassify mortgage-backed securities with an amortized cost of $374,680,000 and fair value of $390,669,000 from held-to-maturity to available-for-sale. The Company is continuing to evaluate the impact of ASU 2016-13 and will consider the amendments of ASU 2019-04 as part of that implementation.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years and early adoption is permitted. As such, the ASU will become effective for the Company no later than October 1, 2020. For most debt securities, the transition approach requires a cumulative-effect adjustment to the statement of financial position as of the beginning of the first reporting period the guidance is effective. For other-than-temporarily impaired debt securities and PCD assets, the guidance will be applied prospectively. The Company is continuing its implementation efforts and is currently finalizing controls, processes, policies, and disclosures. Additionally, end-to-end parallel runs are being performed and the Company has engaged a third party to perform model validation procedures. The Company is in the process of evaluating the potential of early adopting this ASU. Management estimates that the allowance for credit losses (for both loans and unfunded commitments) under this ASU would be approximately $176 million, or 1.31% of gross loans outstanding as of March 31, 2020. If the Company elects an early adoption of this ASU, a one-time entry to opening retained earnings (as of October 1, 2019) will be recorded to increase the allowance for credit losses and decrease retained earnings based on the final calculation as of that date. The adoption of this ASU would not have a material impact on the Company’s available-for-sale or held-to-maturity securities as those portfolios consist primarily of U.S. residential agency mortgage-backed securities that management deems to have an immaterial risk of loss.

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

NOTE C – Dividends and Share Repurchases

On February 21, 2020, the Company paid a regular dividend on common stock of $0.22 per share, which represented the 148th consecutive quarterly cash dividend. Dividends per share were $0.22 and $0.20 for the quarters ended March 31, 2020 and 2019, respectively. On April 28, 2020, the Company declared a regular dividend on common stock of $0.22 per share, which represents its 149th consecutive quarterly cash dividend. This dividend will be paid on May 22, 2020 to common shareholders of record on May 8, 2020.

For the three months ended March 31, 2020, the Company repurchased 2,423,613 shares at an average price of $32.43. As of March 31, 2020, there are 4,628,987 remaining shares authorized to be repurchased under the current Board approved share repurchase program.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D – Loans Receivable

The following table is a summary of loans receivable.

	March 31, 2020		September 30, 2019
	(In thousands)		(In thousands)
Gross loans by category
Single-family residential	$5,582,244	41.5%	$5,835,194	43.8%
Construction	2,204,283	16.4	2,038,052	15.3
Construction - custom	547,731	4.1	540,741	4.1
Land - acquisition & development	197,010	1.5	204,107	1.5
Land - consumer lot loans	96,579	0.7	99,694	0.7
Multi-family	1,467,231	10.9	1,422,674	10.7
Commercial real estate	1,717,535	12.8	1,631,170	12.3
Commercial & industrial	1,371,128	10.2	1,268,695	9.5
HELOC	145,761	1.1	142,178	1.1
Consumer	105,147	0.8	129,883	1.0
Total gross loans	13,434,649	100%	13,312,388	100%
Less:
Allowance for loan losses	139,501		131,534
Loans in process	1,289,812		1,201,341
Net deferred fees, costs and discounts	31,095		48,938
Total loan contra accounts	1,460,408		1,381,813
Net loans	$11,974,241		$11,930,575

The following table sets forth information regarding non-accrual loans.

	March 31, 2020		September 30, 2019
	(In thousands, except ratio data)
Non-accrual loans:
Single-family residential	$22,859	70.1%	$25,271	74.9%
Construction	3,353	10.3	—	—
Land - acquisition & development	82	0.3	169	0.5
Land - consumer lot loans	408	1.2	246	0.7
Commercial real estate	4,374	13.4	5,835	17.3
Commercial & industrial	470	1.4	1,292	3.8
HELOC	1,064	3.3	907	2.7
Consumer	—	0.0	11	0.0
Total non-accrual loans	$32,610	100%	$33,731	100%
% of total net loans	0.27%		0.28%

The Company recognized interest income on non-accrual loans of approximately $1,189,000 in the six months ended March 31, 2020. Had these loans been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $708,000 for the six months ended March 31, 2020. Recognized interest income for the six months ended March 31, 2020 was higher than what otherwise would have been recognized in the period due

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

to the collection of past due amounts. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

The following tables provide details regarding delinquent loans.

March 31, 2020	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Single-family residential	$5,582,243	$5,556,051	$5,154	$3,857	$17,181	$26,192	0.47%
Construction	1,235,731	1,232,378	—	—	3,353	3,353	0.27
Construction - custom	270,880	270,880	—	—	—	—	—
Land - acquisition & development	152,623	152,229	394	—	—	394	0.26
Land - consumer lot loans	96,580	95,796	141	270	373	784	0.81
Multi-family	1,467,208	1,466,852	356	—	—	356	0.02
Commercial real estate	1,717,535	1,712,893	580	414	3,648	4,642	0.27
Commercial & industrial	1,371,128	1,368,840	2,215	—	73	2,288	0.17
HELOC	145,761	144,709	151	37	864	1,052	0.72
Consumer	105,148	104,564	276	86	222	584	0.56
Total Loans	$12,144,837	$12,105,192	$9,267	$4,664	$25,714	$39,645	0.33%
Delinquency %		99.67%	0.08%	0.04%	0.21%	0.33%

September 30, 2019	Loans Receivable	Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Net of Loans In Process	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Single-family residential	$5,835,186	$5,809,239	$3,672	$3,211	$19,064	$25,947	0.44%
Construction	1,164,889	1,164,889	—	—	—	—	—
Construction - custom	255,505	255,505	—	—	—	—	—
Land - acquisition & development	161,194	161,194	—	—	—	—	—
Land - consumer lot loans	99,694	98,916	112	619	47	778	0.78
Multi-family	1,422,652	1,422,652	—	—	—	—	—
Commercial real estate	1,631,171	1,625,509	1,614	285	3,763	5,662	0.35
Commercial & industrial	1,268,695	1,267,828	—	—	867	867	0.07
HELOC	142,178	140,718	580	183	697	1,460	1.03
Consumer	129,883	129,227	295	117	244	656	0.51
Total Loans	$12,111,047	$12,075,677	$6,273	$4,415	$24,682	$35,370	0.29%
Delinquency %		99.71%	0.05%	0.04%	0.20%	0.29%

There are no loans greater than 90 days delinquent and still accruing interest as of either date.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Most loans restructured in TDRs are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. As of March 31, 2020, 97.2% of the Company's $104,019,000 in TDRs were classified as performing. Each request for modification is individually evaluated for merit and likelihood of success. The concession granted in a loan modification is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty four months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of March 31, 2020, single-family residential loans comprised 93.3% of TDRs.

The Company reserves for restructured loans within its allowance for loan loss methodology by taking into account the following performance indicators: 1) time since modification, 2) current payment status and 3) geographic area.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans
The following tables summarize the activity in the allowance for loan losses.

Three Months Ended March 31, 2020	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$30,700	$—	$192	$(1,612)	$29,280
Construction	32,292	—	5	1,986	34,283
Construction - custom	1,399	—	—	181	1,580
Land - acquisition & development	8,746	—	126	(139)	8,733
Land - consumer lot loans	2,090	(77)	476	(383)	2,106
Multi-family	7,404	—	—	1,163	8,567
Commercial real estate	13,035	(13)	1,020	978	15,020
Commercial & industrial	33,540	(129)	57	2,967	36,435
HELOC	1,104	—	1	177	1,282
Consumer	2,203	(230)	360	(118)	2,215
	$132,513	$(449)	$2,237	$5,200	$139,501

Three Months Ended March 31, 2019	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$31,484	$(150)	$310	$(168)	$31,476
Construction	31,463	—	—	1,933	33,396
Construction - custom	1,926	—	—	50	1,976
Land - acquisition & development	9,156	—	1,300	(722)	9,734
Land - consumer lot loans	2,144	(48)	—	(20)	2,076
Multi-family	7,884	—	—	(490)	7,394
Commercial real estate	12,711	—	244	(507)	12,448
Commercial & industrial	30,279	(285)	24	556	30,574
HELOC	1,064	(200)	43	175	1,082
Consumer	3,054	(332)	265	(57)	2,930
	$131,165	$(1,015)	$2,186	$750	$133,086

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Six Months Ended March 31, 2020	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$30,988	$(15)	$453	$(2,146)	$29,280
Construction	32,304	—	59	1,920	34,283
Construction - custom	1,369	—	—	211	1,580
Land - acquisition & development	9,155	(11)	1,586	(1,997)	8,733
Land - consumer lot loans	2,143	(147)	486	(376)	2,106
Multi-family	7,391	—	498	678	8,567
Commercial real estate	13,170	(111)	1,388	573	15,020
Commercial & industrial	31,450	(179)	201	4,963	36,435
HELOC	1,103	—	94	85	1,282
Consumer	2,461	(604)	669	(311)	2,215
	$131,534	$(1,067)	$5,434	$3,600	$139,501

Six Months Ended March 31, 2019	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Single-family residential	$33,033	$(175)	$539	$(1,921)	$31,476
Construction	31,317	—	—	2,079	33,396
Construction - custom	1,842	—	—	134	1,976
Land - acquisition & development	7,978	—	3,082	(1,326)	9,734
Land - consumer lot loans	2,164	(120)	265	(233)	2,076
Multi-family	8,329	—	—	(935)	7,394
Commercial real estate	11,852	(339)	770	165	12,448
Commercial & industrial	28,702	(464)	58	2,278	30,574
HELOC	781	(1,086)	44	1,343	1,082
Consumer	3,259	(472)	477	(334)	2,930
	$129,257	$(2,656)	$5,235	$1,250	$133,086

Primarily due to the economic distress caused by the COVID-19 pandemic, the Company recorded a $6,200,000 provision for credit losses for the three months ended March 31, 2020, compared with a $750,000 provision for the three months ended March 31, 2019. The relatively significant provision in the current year quarter primarily relates to estimated impacts to the energy, hospitality, restaurant and senior living industries. A provision for credit losses of $5,200,000 and $250,000 was recorded during the six months ended March 31, 2020 and March 31, 2019, respectively. Reserving for new loan originations has been largely offset by recoveries of previously charged-off loans. Recoveries, net of charge-offs, totaled $1,788,000 for the three months ended March 31, 2020, compared to net recoveries of $1,171,000 during the three months ended March 31, 2019. Recoveries, net of charge-offs, totaled $4,367,000 for the six months ended March 31, 2020, compared to net recoveries of $2,579,000 during the six months ended March 31, 2019.

Non-performing assets were $41,387,000, or 0.24% of total assets, at March 31, 2020, compared to $43,826,000, or 0.27% of total assets, at September 30, 2019. Non-accrual loans were $32,610,000 at March 31, 2020, compared to $33,731,000 at September 30, 2019. Delinquencies, as a percent of total loans, were 0.33% at March 31, 2020, compared to 0.29% at September 30, 2019.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves.

March 31, 2020	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	(In thousands, except ratio data)			(In thousands, except ratio data)
Single-family residential	$29,280	$5,566,786	0.5%	$—	$19,606	0.0%
Construction	34,283	1,232,378	2.8	—	3,353	—
Construction - custom	1,580	270,880	0.6	—	—	—
Land - acquisition & development	8,732	152,541	5.7	1	82	1.2
Land - consumer lot loans	2,106	92,881	2.3	—	372	0.0
Multi-family	8,566	1,466,892	0.6	1	316	0.3
Commercial real estate	15,016	1,708,240	0.9	4	9,295	—
Commercial & industrial	36,432	1,370,838	2.7	3	855	0.4
HELOC	1,282	144,119	0.9	—	876	0.0
Consumer	2,215	104,527	2.1	—	—	0.0
	$139,492	$12,110,082	1.2%	$9	$34,755	—%

September 30, 2019	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	(In thousands, except ratio data)			(In thousands, except ratio data)
Single-family residential	$30,988	$5,822,200	0.5%	$—	$17,978	0.0%
Construction	32,304	1,164,889	2.8	—	—	—
Construction - custom	1,369	255,505	0.5	—	—	—
Land - acquisition & development	9,135	160,964	5.7	20	230	8.7
Land - consumer lot loans	2,143	95,574	2.2	—	375	0.0
Multi-family	7,387	1,422,266	0.5	4	385	1.0
Commercial real estate	12,847	1,618,406	0.8	323	12,765	2.5
Commercial & industrial	31,358	1,266,913	2.5	92	1,805	5.1
HELOC	1,103	140,378	0.8	—	837	0.0
Consumer	2,461	129,527	1.9	—	50	0.0
	$131,095	$12,076,622	1.1%	$439	$34,425	1.3%

As of March 31, 2020, $139,492,000 of the allowance was calculated under the Company's general allowance methodology and the remaining $9,000 was specific reserves on loans deemed to be individually impaired. As of September 30, 2019, $131,095,000 of the allowance was calculated under the Company's general allowance methodology and the remaining $439,000 was specific reserves on loans deemed to be individually impaired.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on loans based on risk rating categories as defined above.

March 31, 2020	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Single-family residential	$5,557,959	$—	$24,285	$—	$—	$5,582,244
Construction	2,200,930	—	3,353	—	—	2,204,283
Construction - custom	547,731	—	—	—	—	547,731
Land - acquisition & development	194,587	—	2,423	—	—	197,010
Land - consumer lot loans	95,901	—	678	—	—	96,579
Multi-family	1,462,588	4,643	—	—	—	1,467,231
Commercial real estate	1,694,801	2,718	20,016	—	—	1,717,535
Commercial & industrial	1,302,665	1,621	66,828	14	—	1,371,128
HELOC	144,697	—	1,064	—	—	145,761
Consumer	105,147	—	—	—	—	105,147
Total gross loans	$13,307,006	$8,982	$118,647	$14	$—	$13,434,649

Total grade as a % of total gross loans	99.05%	0.07%	0.88%	0.00%	—%

September 30, 2019	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Single-family residential	$5,808,444	$—	$26,750	$—	$—	$5,835,194
Construction	2,038,052	—	—	—	—	2,038,052
Construction - custom	540,741	—	—	—	—	540,741
Land - acquisition & development	200,283	—	3,824	—	—	204,107
Land - consumer lot loans	98,828	—	866	—	—	99,694
Multi-family	1,418,837	—	3,837	—	—	1,422,674
Commercial real estate	1,602,634	2,754	25,782	—	—	1,631,170
Commercial & industrial	1,229,891	18,125	20,679	—	—	1,268,695
HELOC	141,271	—	907	—	—	142,178
Consumer	129,872	—	11	—	—	129,883
Total gross loans	$13,208,853	$20,879	$82,656	$—	$—	$13,312,388

Total grade as a % of total gross loans	99.22%	0.16%	0.62%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on gross loans based on borrower payment activity.

March 31, 2020	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands, except ratio data)
Single-family residential	$5,559,385	99.6%	$22,859	0.4%
Construction	2,200,930	99.8	3,353	0.2
Construction - custom	547,731	100.0	—	—
Land - acquisition & development	196,928	100.0	82	0.0
Land - consumer lot loans	96,171	99.6	408	0.4
Multi-family	1,467,231	100.0	—	—
Commercial real estate	1,713,161	99.7	4,374	0.3
Commercial & industrial	1,370,658	100.0	470	0.0
HELOC	144,697	99.3	1,064	0.7
Consumer	105,147	100.0	—	0.0
	$13,402,039	99.8%	$32,610	0.2%

September 30, 2019	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands, except ratio data)
Single-family residential	$5,809,923	99.6%	$25,271	0.4%
Construction	2,038,052	100.0	—	—
Construction - custom	540,741	100.0	—	—
Land - acquisition & development	203,938	99.9	169	0.1
Land - consumer lot loans	99,448	99.8	246	0.2
Multi-family	1,422,674	100.0	—	—
Commercial real estate	1,625,335	99.6	5,835	0.4
Commercial & industrial	1,267,403	99.9	1,292	0.1
HELOC	141,271	99.4	907	0.6
Consumer	129,872	100.0	11	0.0
	$13,278,657	99.7%	$33,731	0.3%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on impaired loan balances and the related allowances by loan types.

March 31, 2020	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment (Year-To-Date)
	(In thousands)
Impaired loans with no related allowance recorded:
Single-family residential	$16,523	$17,440	$—		$17,002
Construction	3,434	3,434	—		1,145
Land - acquisition & development	—	—	—		26
Land - consumer lot loans	280	350	—		298
Commercial real estate	7,412	11,753	—		7,376
Commercial & industrial	458	464	—		670
HELOC	799	799	—		668
Consumer	—	—	—		17
	28,906	34,240	—		27,202
Impaired loans with an allowance recorded:
Single-family residential	97,024	99,317	1,097		103,743
Land - acquisition & development	82	149	1		86
Land - consumer lot loans	3,418	3,583	—		3,510
Multi-family	316	316	1		360
Commercial real estate	1,883	1,883	4		3,096
Commercial & industrial	397	514	3		411
HELOC	843	859	—		911
Consumer	56	56	—		58
	104,019	106,677	1,106	(1)	112,175
Total impaired loans:
Single-family residential	113,547	116,757	1,097		120,745
Construction	3,434	3,434	—		1,145
Land - acquisition & development	82	149	1		112
Land - consumer lot loans	3,698	3,933	—		3,808
Multi-family	316	316	1		360
Commercial real estate	9,295	13,636	4		10,472
Commercial & industrial	855	978	3		1,081
HELOC	1,642	1,658	—		1,579
Consumer	56	56	—		75
	$132,925	$140,917	$1,106	(1)	$139,377

(1)Includes $9,000 of specific reserves and $1,097,000 included in the general reserves.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis.

	March 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$338,361	$—	$338,361
Municipal bonds	—	21,997	—	21,997
Corporate debt securities	—	259,524	—	259,524
Mortgage-backed securities
Agency pass-through certificates	—	1,073,165	—	1,073,165
Total available-for-sale securities	—	1,693,047	—	1,693,047
Client swap program hedges	—	43,157	—	43,157
Total financial assets	$—	$1,736,204	$—	$1,736,204

Financial Liabilities
Client swap program hedges	$—	$43,157	$—	$43,157
Commercial loan fair value hedges	—	8,703	—	8,703
Mortgage loan fair value hedges	—	13,961	—	13,961
Borrowings cash flow hedges	—	17,189	—	17,189
Total financial liabilities	$—	$83,010	$—	$83,010

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$270,778	$—	$270,778
Municipal bonds	—	22,642	—	22,642
Corporate debt securities	—	209,763	—	209,763
Mortgage-backed securities
Agency pass-through certificates	—	982,559	—	982,559
Total available-for-sale securities	—	1,485,742	—	1,485,742
Client swap program hedges	—	20,381	—	20,381
Mortgage loan fair value hedges	—	1,608	—	1,608
Total financial assets	$—	$1,507,731	$—	$1,507,731

Financial Liabilities
Client swap program hedges	$—	$20,381	$—	$20,381
Commercial loan fair value hedges	—	4,288	—	4,288
Borrowings cash flow hedges	—	7,877	—	7,877
Total financial liabilities	$—	$32,546	$—	$32,546

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

When management determines that the fair value of the collateral or the real estate owned requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the impaired loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2020 included loans for which a specific reserve allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at March 31, 2020 and March 31, 2019, and the total gains (losses) resulting from those fair value adjustments during the respective periods. The estimated fair value measurements are shown gross of estimated selling costs.

	March 31, 2020				Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Impaired loans (1)	$—	$—	$810	$810	$(246)	$(545)
Real estate owned (2)	—	—	1,675	1,675	145	143
Balance at end of period	$—	$—	$2,485	$2,485	$(101)	$(402)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent re-measurements of REO.

	March 31, 2019				Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Impaired loans (1)	$—	$—	$3,316	$3,316	$(511)	$(1,237)
Real estate owned (2)	—	—	2,550	2,550	431	399
Balance at end of period	$—	$—	$5,866	$5,866	$(80)	$(838)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent re-measurements of REO.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		March 31, 2020		September 30, 2019
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$1,495,574	$1,495,574	$419,158	$419,158
Available-for-sale securities
U.S. government and agency securities	2	338,361	338,361	270,778	270,778
Municipal bonds	2	21,997	21,997	22,642	22,642
Corporate debt securities	2	259,524	259,524	209,763	209,763
Mortgage-backed securities
Agency pass-through certificates	2	1,073,165	1,073,165	982,559	982,559
Total available-for-sale securities		1,693,047	1,693,047	1,485,742	1,485,742
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	913,243	941,181	1,428,480	1,448,088
Commercial MBS	2	7,012	7,012	15,000	15,007
Total held-to-maturity securities		920,255	948,193	1,443,480	1,463,095

Loans receivable	3	11,974,241	12,328,962	11,930,575	12,617,600
FHLB and FRB stock	2	155,990	155,990	123,990	123,990
Other assets - client swap program hedges	2	43,157	43,157	20,381	20,381
Other assets - mortgage loan fair value hedges	2	—	—	1,608	1,608

Financial liabilities
Time deposits	2	4,424,382	4,451,266	4,906,963	4,937,847
FHLB advances	2	3,050,000	3,023,003	2,250,000	2,282,887
Other liabilities - client swap program hedges	2	43,157	43,157	20,381	20,381
Other liabilities - mortgage loan fair value hedges	2	13,961	13,961	—	—
Other liabilities - commercial loan fair value hedges	2	8,703	8,703	4,288	4,288
Other liabilities - borrowings cash flow hedges	2	17,189	17,189	7,877	7,877

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
The following tables provide details about the amortized cost and fair value of available-for-sale and held-to-maturity securities.

	March 31, 2020
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
5 to 10 years	$61,083	$286	$(2,069)	$59,300	1.71%
Over 10 years	286,932	—	(7,871)	279,061	1.89
Corporate debt securities due
Within 1 year	43,973	7	(4)	43,976	2.34
1 to 5 years	70,000	69	(3,222)	66,847	2.81
5 to 10 years	150,205	1,982	(3,486)	148,701	2.85
Municipal bonds due
1 to 5 years	1,445	20	—	1,465	1.96
Over 10 years	20,293	239	—	20,532	6.45
Mortgage-backed securities
Agency pass-through certificates	1,033,536	41,612	(1,983)	1,073,165	3.10
	1,667,467	44,215	(18,635)	1,693,047	2.83
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	913,243	27,938	—	941,181	3.17
Commercial MBS	7,012	—	—	7,012	1.67
	920,255	27,938	—	948,193	3.16
	$2,587,722	$72,153	$(18,635)	$2,641,240	2.95%

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

During the quarter ended March 31, 2020, as permitted in conjunction with the adoption of ASU 2019-04, the Company reclassified $374,680,000 of prepayable debt securities from held-to-maturity to available-for-sale. For available-for-sale investment securities, there were purchases of $159,884,000 during the six months ended March 31, 2020 and purchases of $290,574,000 during the six months ended March 31, 2019. There were sales totaling $204,351,000 of available-for-sale investment securities during the six months ended March 31, 2020 and sales of $491,000 during the six months ended March 31, 2019. For held-to-maturity investment securities, there were no purchases during the six months ended March 31, 2020 and no purchases during the six months ended March 31, 2019. There were no sales of held-to-maturity investment securities during either period. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.
The following tables show the gross unrealized losses and fair value of securities as of March 31, 2020 and September 30, 2019, by length of time that individual securities in each category have been in a continuous loss position. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2020	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate debt securities	$(1,620)	$51,306	$(5,092)	$75,094	$(6,712)	126,400
U.S. government and agency securities	$(5,699)	$151,823	$(4,241)	$165,987	$(9,940)	$317,810
Mortgage-backed securities	(82)	18,751	(1,901)	184,405	(1,983)	203,156
	$(7,401)	$221,880	$(11,234)	$425,486	$(18,635)	$647,366

September 30, 2019	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Corporate debt securities	$—	$—	$(50)	$24,950	$(50)	$24,950
U.S. government and agency securities	(656)	152,715	(960)	77,391	(1,616)	230,106
Mortgage-backed securities	(148)	87,895	(1,313)	270,802	(1,461)	358,697
	$(804)	$240,610	$(2,323)	$373,143	$(3,127)	$613,753

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at March 31, 2020 and September 30, 2019.

March 31, 2020	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$471,522	$43,157	Other liabilities	$471,522	$43,157
Commercial loan fair value hedges	Other assets	—	—	Other liabilities	93,316	8,703
Mortgage loan fair value hedges	Other assets	—	—	Other liabilities	500,000	13,961
Borrowings cash flow hedges	Other assets	—	—	Other liabilities	1,600,000	17,189
		$471,522	$43,157		$2,664,838	$83,010

September 30, 2019	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$425,607	$20,381	Other liabilities	$425,607	$20,381
Commercial loan fair value hedges	Other assets	—	—	Other liabilities	95,645	4,288
Mortgage loan fair value hedges	Other assets	200,000	1,608	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	—	—	Other liabilities	700,000	7,877
		$625,607	$21,989		$1,221,252	$32,546

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

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following tables present the impact of fair value hedge accounting on the carrying value of the hedged items at March 31, 2020 and September 30, 2019.

March 31, 2020
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
	(In thousands)
Loans receivable (1) (2)	$3,140,304	$22,832
	$3,140,304	$22,832

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At March 31, 2020, the

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

amortized cost basis of the closed loan portfolios used in the hedging relationships was $3,037,918,000, the cumulative basis adjustment associated with the hedging relationships was $13,950,000, and the amount of the designated hedged items was $500,000,000.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At March 31, 2020, the amortized cost basis of the hedged commercial loans was $102,386,000 and the cumulative basis adjustment associated with the hedging relationships was $8,882,000.

September 30, 2019
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
	(In thousands)
Loans receivable (1) (2)	$1,612,208	$2,680
	$1,612,208	$2,680

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At September 30, 2019, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $1,520,647,000, the cumulative basis adjustment associated with the hedging relationships was $(1,608,000), and the amount of the designated hedged items was $200,000,000.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At September 30, 2019, the amortized cost basis of the hedged commercial loans was $91,561,000 and the cumulative basis adjustment associated with the hedging relationships was $4,288,000.

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. As of March 31, 2020, the maturities for hedges of adjustable rate borrowings ranged from less than one to ten years, with the weighted average being 7.2 years.

The following tables present the gain (loss) recognized in AOCI on derivative instruments related to cash flow hedges on borrowings for the periods presented.

(In thousands)	Three Months Ended March 31,
Amount of gain/(loss) recognized in AOCI	2020	2019
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$(12,428)	$(6,150)
Total pre-tax gain/(loss) recognized in AOCI	$(12,428)	$(6,150)

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Six Months Ended March 31,
Amount of gain/(loss) recognized in AOCI	2020	2019
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$(9,313)	$(16,650)
Total pre-tax gain/(loss) recognized in AOCI	$(9,313)	$(16,650)

The following tables present the gain (loss) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the periods presented.

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$138,549	$(13,368)	$141,061	$(17,846)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$(112)		$58
Recognized on derivatives	(24,676)		(1,600)
Recognized on hedged items	24,666		1,602
Net income/(expense) recognized on fair value hedges	$(122)		$60

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$498		$(854)
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		—
Net income/(expense) recognized on cash flow hedges		$498		$(854)

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended March 31, 2020		Six Months Ended March 31, 2019
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$280,695	$(27,026)	$278,126	$(34,737)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$(186)		$77
Recognized on derivatives	(19,984)		(3,917)
Recognized on hedged items	20,073		3,881
Net income/(expense) recognized on fair value hedges	$(97)		$41

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$284		$(1,404)
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		—
Net income/(expense) recognized on cash flow hedges		$284		$(1,404)

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the six months ended March 31, 2020 and 2019 as the changes in fair value of the receive fixed swap and pay fixed swap offset each other.

The following tables present the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Three Months Ended March 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2020	2019
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(28,184)	$(6,163)
Receive fixed/pay floating swap	Other noninterest income	28,184	6,163
		$—	$—

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Six Months Ended March 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2020	2019
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(22,776)	$(15,553)
Receive fixed/pay floating swap	Other noninterest income	22,776	15,553
		$—	$—

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H – Revenue from Contracts with Customers

Since net interest income on financial assets and liabilities is outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), a significant majority of our revenues are not subject to that guidance.

Revenue streams that are within the scope of ASC 606 are presented within non-interest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the new guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. In scope revenue streams represented approximately 4.7% of our total revenues for the six months ended March 31, 2020, compared to 4.9% for the six months ended March 31, 2019. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of non-interest income within the scope of the guidance include the following:

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the Company’s operating lease right-of-use asset and the related lease liability.

(In thousands)	March 31, 2020
Operating lease asset	$29,035
Operating lease liability	$30,522

As of March 31, 2020, the Company’s operating leases have a weighted average remaining lease term of 8.9 years and a weighted average discount rate of 2.0%. Cash paid for amounts included in the measurement of the above operating lease liability was $3,178,000 for the six months ended March 31, 2020. Right-of-use assets obtained in exchange for new operating lease liabilities during the same period were $2,734,000.

The following table presents the components of net lease costs, a component of Occupancy expense. The Company elected not to separate lease and non-lease components and instead account for them as a single lease component. Variable lease costs include subsequent increases in index-based rents and variable payments such as common area maintenance.

(In thousands)	Three Months Ended March 31,	Six Months Ended March 31,
	2020	2020
Operating lease cost	$1,671	$3,273
Variable lease cost	335	555
Sublease income	(93)	(179)
Net lease cost	$1,913	$3,649

The following table shows future minimum payments for operating leases as of March 31, 2020 for the respective periods.

(In thousands)	Year ending September 30,

remainder of 2020	$3,014
2021	5,621
2022	5,125
2023	4,574
2024	3,826
Thereafter	11,420
Total minimum payments	33,580
Amounts representing interest	(3,058)
Present value of minimum lease payments	$30,522

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

Financial Instruments with Off-Balance Sheet Risk - The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $2,646,603,000 and $2,379,089,000 at March 31, 2020 and September 30, 2019, respectively. The Company reserves for estimated losses on these off-balance-sheet credit exposures using historical loss factors for each type of credit. The reserve was $8,500,000 as of March 31, 2020, which is an increase from $6,900,000 at September 30, 2019

Legal Proceedings - The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from regular business activities. Management, after consulting with legal counsel, is of the opinion that the ultimate liability, if any, resulting from these pending or threatened actions and proceedings will not have a material effect on the financial statements of the Company.

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
•the effects of natural or man-made disasters, calamities, or conflicts, including terrorist events and pandemics (such as the COVID-19 pandemic), including on our asset credit quality and business operations, as well as its impact on general economic and financial market conditions;
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
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
INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of transaction and savings accounts is 63% of total deposits as of March 31, 2020 while the composition of the investment securities portfolio is 27% variable and 73% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $920,255,000 of mortgage-backed securities that it has designated as held-to-maturity and are carried at amortized cost. As of March 31, 2020, the net unrealized gain on these securities was $27,938,000. The Company has $1,693,047,000 of available-for-sale securities that are carried at fair value. As of March 31, 2020, the net unrealized gain on these securities was $25,580,000. The Company has executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized loss on these interest rate swaps as of March 31, 2020 was $17,189,000. All of the above are pre-tax net unrealized gains or losses.

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

As of March 31, 2020, in the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would increase by 1.9% in the next year. This compares to an estimated increase of 1.4% as of the September 30, 2019 analysis. The change is primarily due to fluctuating interest rates and the impact to expected prepayment speeds as well as shifts in the mix of fixed versus adjustable rate assets and updated deposit betas used for transaction deposits in the Company's asset liability management model. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long term rates over two years would result in a net interest income decrease of 0.3% in the first year and increase of 0.2% in the second year assuming a constant balance sheet and no management intervention. We have not provided an estimate of any impact on net interest income of a decrease in interest rates at March 31, 2020 as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their historical minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further assuming U.S. market interest rates continue to remain above zero percent. Sustained negative interest rates for an economy with the size and complexity of the United States would likely lead to broad macroeconomic impacts that are difficult to foresee. While there is a possibility that U.S market interest rates could fall below zero percent, this has not historically occurred in the United States.

NPV Sensitivity - NPV is an estimate of the market value of shareholders' equity. NPV is calculated as the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of NPV to changes in interest rates provides a view of interest rate risk as it incorporates all future expected cash flows. As of March 31, 2020, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to increase by $29,689,000 or 1.5% and the NPV to total

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
assets ratio to increase to 12.1% from a base of 11.4%. As of September 30, 2019, the NPV in the event of a 200 basis point increase in rates was estimated to decline by $257,638,000 or 10.5% and the NPV to total assets ratio to decline to 13.9% from a base of 14.6%. The change in NPV sensitivity is due primarily to the drop in interest rates that has impacted asset prices as well as sensitivity to expected prepayment speeds on fixed rate loans and mortgage-backed securities as of March 31, 2020.
Interest Rate Spread - The interest rate spread is measured as the difference between the rate on total loans and investments and the rate on costing liabilities at the end of each period. The interest rate spread decreased to 2.70% at March 31, 2020 from 2.80% at September 30, 2019. The spread compression of 10 basis points is primarily due to the decrease in short-term interest rates, which resulted in a lower rate on interest earning assets partially offset by a lower rate on interest-bearing liabilities. As of March 31, 2020, the weighted average rate earned on interest-earning assets decreased by 51 basis points to 3.59% compared to September 30, 2019, while the weighted average rate being paid on interest-bearing liabilities decreased by 41 basis points to 0.89%. The interest rate spread decreased to 2.70% at March 31, 2020 from 2.81% at March 31, 2019 due to the same factors described above.
Net Interest Margin - Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin decreased to 3.10% for the quarter ended March 31, 2020 from 3.15% for the quarter ended March 31, 2019. The yield on interest-earning assets decreased 23 basis points to 4.22% and the cost of interest-bearing liabilities increased 16 basis points to 1.19% over that same period. The lower yield on interest-earning assets is the result of the decrease in short-term interest rates, which resulted in a lower rate being earned on cash and adjustable rate loans and investment securities. The lower rate in interest-bearing liabilities was primarily due lower rates paid on FHLB advances as well as a decrease in rates on interest-bearing deposits.
The following tables set forth the information explaining the changes in the net interest margin for the period indicated compared to the same period one year ago.

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$11,905,574	$138,549	4.67%	$11,824,247	$141,061	4.84%
Mortgaged-backed securities	2,194,479	14,341	2.62	2,573,669	19,343	3.05
Cash & Investments	951,719	5,281	2.23	727,540	5,523	3.08
FHLB & FRB stock	122,320	1,447	4.74	138,646	1,655	4.84
Total interest-earning assets	15,174,092	159,618	4.22%	15,264,102	167,582	4.45%
Other assets	1,204,060			1,156,071
Total assets	$16,378,152			$16,420,173

Liabilities and Equity
Customer accounts	$11,919,451	$28,638	0.96%	$11,602,579	$29,666	1.04%
FHLB advances	2,208,242	13,368	2.43	2,616,389	17,846	2.77
Other borrowings	77	—	—	—	—	—
Total interest-bearing liabilities	14,127,770	42,006	1.19%	14,218,968	47,512	1.36%
Other liabilities	207,358			196,926
Total liabilities	14,335,128			14,415,894
Shareholders' equity	2,043,024			2,004,279
Total liabilities and equity	$16,378,152			$16,420,173
Net interest income		$117,612			$120,070
Net interest margin (NIM)			3.10%			3.15%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

	Six Months Ended March 31, 2020			Six Months Ended March 31, 2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$11,924,137	$280,695	4.70%	$11,681,886	$278,126	4.77%
Mortgaged-backed securities	2,277,880	29,953	2.62	2,583,206	38,535	2.99
Cash & Investments	863,698	10,706	2.47	652,747	10,274	3.16
FHLB & FRB stock	123,450	3,088	4.99	135,441	3,269	4.84
Total interest-earning assets	15,189,165	324,442	4.26%	15,053,280	330,204	4.40%
Other assets	1,196,989			1,161,886
Total assets	$16,386,154			$16,215,166

Liabilities and Equity
Customer accounts	$11,903,723	$60,119	1.01%	$11,518,720	$56,245	0.98%
FHLB advances	2,236,503	27,026	2.41	2,536,264	34,737	2.75
Other liabilities	38	—	—	—	—	—
Total interest-bearing liabilities	14,140,264	87,145	1.23%	14,054,984	90,982	1.30%
Other liabilities	205,005			162,790
Total liabilities	14,345,269			14,217,774
Shareholders' equity	2,040,885			1,997,392
Total liabilities and equity	$16,386,154			$16,215,166
Net interest income		$237,297			$239,222
Net interest margin (NIM)			3.12%			3.18%

As of March 31, 2020, total assets had increased by $900,719,000 to $17,375,629,000 from $16,474,910,000 at September 30, 2019. During the six months ended March 31, 2020, cash and cash equivalents increased by $1,076,416,000, loans receivable decreased $43,666,000, and investment securities decreased by $315,920,000.
Cash and cash equivalents of $1,495,574,000 and shareholders’ equity of $1,985,967,000 as of March 31, 2020 provide management with flexibility in managing interest rate risk going forward.

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
The Company is actively working with its borrowers to modify consumer mortgage and commercial loans to provide payment deferrals as a result of the COVID-19 pandemic. The terms of the payment deferrals are generally 90 days for consumer mortgage loans and up to 180 days for commercial loans. As of March 31, 2020, 133 mortgage loans totaling $45,000,000 and 7 commercial loans totaling $11,000,000 had been modified. In addition, the Company has participated in the Small Business Administration’s Paycheck Protection Program (“PPP”). This program came about through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) passed by Congress to help small businesses keep their employees employed through the COVID-19 shelter in place orders. As of May 4, 2020, the Company had assisted over 5,000 businesses with more than $700,000,000 in PPP loans.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
with the FHLB, and a blanket pledge of qualifying loans receivable as provided in the agreements with the FHLB. The Bank is also eligible to borrow under the Federal Reserve Bank's primary credit program.
The Company's cash and cash equivalents totaled $1,495,574,000 at March 31, 2020, an increase from $419,158,000 at September 30, 2019. These amounts include the Bank's operating cash.
The Company’s shareholders' equity at March 31, 2020 was $1,985,967,000, or 11.43% of total assets. This is a decrease of $47,028,000 from September 30, 2019 when net worth was $2,032,995,000, or 12.34% of total assets. The Company’s shareholders' equity was impacted in the six months ended March 31, 2020 by net income of $103,653,000, the payment of $33,374,000 in cash dividends, treasury stock purchases of $112,089,000, as well as an other comprehensive loss of $8,831,000. The ratio of tangible capital to tangible assets at March 31, 2020 was 9.82%. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

March 31, 2020
Common Equity Tier I risk-based capital ratio:
The Company	$1,670,902	13.62%	4.50%	NA
The Bank	1,651,265	13.46%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,670,902	13.62%	6.00%	NA
The Bank	1,651,265	13.46%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,818,903	14.82%	8.00%	NA
The Bank	1,799,266	14.67%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,670,902	10.42%	4.00%	NA
The Bank	1,651,265	10.30%	4.00%	5.00%

September 30, 2019
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,710,147	14.30%	4.50%	NA
The Bank	1,666,426	13.93%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,710,147	14.30%	6.00%	NA
The Bank	1,666,426	13.93%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,848,581	15.45%	8.00%	NA
The Bank	1,804,860	15.09%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,710,147	10.51%	4.00%	NA
The Bank	1,666,426	10.24%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents - Cash and cash equivalents are $1,495,574,000 at March 31, 2020, an increase of $1,076,416,000, or 256.8%, since September 30, 2019. The increase is primarily due to FHLB advances being $800,000,000 higher.

Available-for-sale and held-to-maturity investment securities - Available-for-sale securities increased $207,305,000, or 14.0%, during the six months ended March 31, 2020, mostly due to $374,680,000 of securities reclassified from held-to-maturity pursuant to the adoption of ASU 2019-04 and purchases of $159,884,000, partially offset by sales of $204,351,000 as well as principal repayments and maturities of $132,690,000. During the same period, the balance of held-to-maturity securities decreased by $523,225,000 primarily due to $374,680,000 of securities reclassified to available-for-sale pursuant to the adoption of ASU 2019-04 and principal pay-downs and maturities of $147,142,000. As of March 31, 2020, the Company had a net unrealized gain on available-for-sale securities of $25,580,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Loans receivable - Loans receivable, net of related contra accounts, increased by $43,666,000 to $11,974,241,000 at March 31, 2020, compared to $11,930,575,000 at September 30, 2019. The increase was primarily the net result of originations of $2,607,979,000 and loan principal repayments of $2,504,601,000. Commercial loan originations accounted for 76% of total originations and consumer loan originations were 24% during the period. The mix of loan originations is consistent with management's strategy during low rate environments to produce more construction, multifamily, commercial real estate, and commercial and industrial loans that generally have adjustable interest rates or a shorter duration.
The following table shows the loan portfolio by category and the change.

	March 31, 2020		September 30, 2019		Change
	($ in thousands)		($ in thousands)		$	%
Gross loans by category
Single-family residential	$5,582,244	41.5%	$5,835,194	43.8%	$(252,950)	(4.3)%
Construction	2,204,283	16.4	2,038,052	15.3	166,231	8.2
Construction - custom	547,731	4.1	540,741	4.1	6,990	1.3
Land - acquisition & development	197,010	1.5	204,107	1.5	(7,097)	(3.5)
Land - consumer lot loans	96,579	0.7	99,694	0.7	(3,115)	(3.1)
Multi-family	1,467,231	10.9	1,422,674	10.7	44,557	3.1
Commercial real estate	1,717,535	12.8	1,631,170	12.3	86,365	5.3
Commercial & industrial	1,371,128	10.2	1,268,695	9.5	102,433	8.1
HELOC	145,761	1.1	142,178	1.1	3,583	2.5
Consumer	105,147	0.8	129,883	1.0	(24,736)	(19.0)
Total gross loans	13,434,649	100%	13,312,388	100%	122,261	0.9%
Less:
Allowance for loan losses	139,501		131,534		7,967	6.1%
Loans in process	1,289,812		1,201,341		88,471	7.4
Net deferred fees, costs and discounts	31,095		48,938		(17,843)	(36.5)
Total loan contra accounts	1,460,408		1,381,813		78,595	5.7
Net Loans	$11,974,241		$11,930,575		$43,666	0.4%

Non-performing assets - Non-performing assets decreased $2,439,000 during the six months ended March 31, 2020 to $41,387,000 from $43,826,000 at September 30, 2019. The change is due to a $1,121,000 decrease in non-accrual loans and $1,318,000 decline in real estate owned ("REO"). Non-performing assets as a percentage of total assets was 0.24% at March 31, 2020 compared to 0.27% at September 30, 2019.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
The following table sets forth information regarding restructured loans and non-performing assets.

	March 31, 2020		September 30, 2019
	($ in thousands)
Restructured loans:
Single-family residential	$97,025	93.3%	$111,886	92.0%
Land - acquisition & development	82	0.1	90	0.1
Land - consumer lot loans	3,418	3.3	3,714	3.1
Multi - family	316	0.3	385	0.3
Commercial real estate	1,883	1.8	4,168	3.4
Commercial & industrial	396	0.4	425	0.3
HELOC	843	0.8	949	0.8
Consumer	56	—	60	—
Total restructured loans (1)	$104,019	100%	$121,677	100%
Non-accrual loans:
Single-family residential	$22,859	70.1%	$25,271	74.9%
Construction	3,353	10.3	—	—
Land - acquisition & development	82	0.3	169	0.5
Land - consumer lot loans	408	1.2	246	0.7
Commercial real estate	4,374	13.4	5,835	17.3
Commercial & industrial	470	1.4	1,292	3.8
HELOC	1,064	3.3	907	2.7
Consumer	—	—	11	—
Total non-accrual loans	32,610	100%	33,731	100%
Real estate owned	5,463		6,781
Other property owned	3,314		3,314
Total non-performing assets	$41,387		$43,826
Total non-performing assets and performing restructured loans as a percentage of total assets	0.82%		0.97%
Total Assets
(1) Restructured loans were as follows:
Performing	$101,076	97.2%	$116,659	95.9%
Non-performing (included in non-accrual loans above)	2,943	2.8	5,018	4.1
	$104,019	100%	$121,677	100%

For the six months ended March 31, 2020, the Company recognized $1,189,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $708,000 for the same period had these loans performed according to their original contract terms. Recognized interest income for the six months ended March 31, 2020 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. In addition to the non-accrual loans reflected in the above table, the Company had $94,763,000 of loans that were less than 90 days delinquent at March 31, 2020 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 1.37% at March 31, 2020.
Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 93.3% of restructured loans as of March 31, 2020. The concession for these loans is

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
typically a payment reduction through a rate reduction of 100 to 200 bps for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period.
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
Allowance for loan losses - The following tables show the Company’s allowance for loan losses by loan category.

March 31, 2020	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	($ in thousands)			($ in thousands)
Single-family residential	$29,280	$5,566,786	0.5%	$—	$19,606	—%
Construction	34,283	1,232,378	2.8	—	3,353	—
Construction - custom	1,580	270,880	0.6	—	—	—
Land - acquisition & development	8,732	152,541	5.7	1	82	1.2
Land - consumer lot loans	2,106	92,881	2.3	—	372	—
Multi-family	8,566	1,466,892	0.6	1	316	0.3
Commercial real estate	15,016	1,708,240	0.9	4	9,295	—
Commercial & industrial	36,432	1,370,838	2.7	3	855	0.4
HELOC	1,282	144,119	0.9	—	876	—
Consumer	2,215	104,527	2.1	—	—	—
	$139,492	$12,110,082	1.2%	$9	$34,755	—%

September 30, 2019	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	($ in thousands)			($ in thousands)
Single-family residential	$30,988	$5,822,200	0.5%	$—	$17,978	—%
Construction	32,304	1,164,889	2.8	—	—	—
Construction - custom	1,369	255,505	0.5	—	—	—
Land - acquisition & development	9,135	160,964	5.7	20	230	8.7
Land - consumer lot loans	2,143	95,574	2.2	—	375	—
Multi-family	7,387	1,422,266	0.5	4	385	1.0
Commercial real estate	12,847	1,618,406	0.8	323	12,765	2.5
Commercial & industrial	31,358	1,266,913	2.5	92	1,805	5.1
HELOC	1,103	140,378	0.8	—	837	—
Consumer	2,461	129,527	1.9	—	50	—
	$131,095	$12,076,622	1.1%	$439	$34,425	1.3%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
The Company is required to adopt FASB's current expected credit losses standard ("CECL") on October 1, 2020. However, in order to improve the comparability of the Company's financial statements with other banks, management is in the process of evaluating the potential of adopting CECL prior to that date. As of March 31, 2020, management estimates that the allowance for credit losses (loans and unfunded commitments) under CECL would be approximately $176,000,000, or 1.31% of gross loans outstanding. If the Company elects an early adoption of CECL, a one-time entry to opening retained earnings (October 1, 2019) will be recorded to increase the allowance for credit losses and decrease retained earnings based on the CECL calculation as of that date.
Reserve for losses on unfunded commitments - Unfunded commitments tend to vary depending on the Company's loan mix and the proportionate share of commercial loans. The balance of unfunded commitments was $2,646,603,000 and $2,379,089,000 at March 31, 2020 and September 30, 2019, respectively. The Company reserves for estimated losses on these off-balance-sheet credit exposures using historical loss factors for each type of credit. The reserve for unfunded commitments was $8,500,000 as of March 31, 2020, which is an increase from $6,900,000 at September 30, 2019.
Management believes the allowance for loan losses plus the reserve for unfunded commitments, totaling $148,001,000, or 1.10% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E and Note I for further details of the allowance for loan losses and reserve for unfunded commitments as of and for the period ended March 31, 2020.

Real estate owned - REO decreased during the six months ended March 31, 2020 by $1,318,000 to $5,463,000, primarily due to sales of REO properties during the period.

Intangible assets - Intangible assets increased to $310,977,000 as of March 31, 2020 from $309,247,000 as of September 30, 2019. The increase was due to the purchase of small insurance agencies, partially offset by amortization of finite-lived intangible assets.

Customer accounts - Customer accounts increased $97,656,000, or 0.8%, to $12,088,420,000 at March 31, 2020 compared with $11,990,764,000 at September 30, 2019.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	March 31, 2020			September 30, 2019
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$1,664,707	13.8%	—%	$1,621,343	13.5%	—%
Interest checking	2,210,387	18.3	0.19	1,984,576	16.6	0.61
Savings	759,604	6.3	0.12	753,574	6.3	0.13
Money market	3,029,341	25.0	0.42	2,724,308	22.7	0.82
Time deposits	4,424,381	36.6	1.69	4,906,963	40.9	1.91
Total	$12,088,420	100%	0.77%	$11,990,764	100%	1.08%

FHLB advances and other borrowings - Total borrowings totaled $3,050,000,000 as of March 31, 2020, an increase from $2,250,000,000 as of September 30, 2019. The increase is a result of $1,000,000,000 in new FHLB advances offset by repayment of $200,000,000 in FHLB advances. The weighted average rate for FHLB borrowings was 1.37% as of March 31, 2020 and 2.49% at September 30, 2019. The decrease is primarily due to lower rates on new FHLB advances.

Shareholders' equity - The Company’s total shareholders' equity at March 31, 2020 was $1,985,967,000, or 11.43% of total assets. This was a decrease of $47,028,000 from the September 30, 2019 total of $2,032,995,000, or 12.34% of total assets. The Company’s equity was impacted in the six months ended March 31, 2020 by net income of $103,653,000, the payment of $33,374,000 in cash dividends, treasury stock purchases of $112,089,000, as well as an other comprehensive loss of $8,831,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

Net Income - The Company recorded net income of $37,950,000 for the three months ended March 31, 2020 compared to $51,098,000 for the prior year quarter. The Company recorded net income of $103,653,000 for the six months ended March 31, 2020 compared to $104,040,000 for the same period one year ago.

Net Interest Income - For the three months ended March 31, 2020, net interest income was $117,612,000, which is $2,458,000 lower than the same quarter of the prior year. Net interest margin was 3.10% for the quarter ended March 31, 2020 compared to 3.15% for the quarter ended March 31, 2019. The decrease in net interest income and compression in net interest margin was primarily due to the yield on earning assets decreasing by 23 basis points to 4.22% and the cost of interest bearing liabilities decreasing by 16 basis points to 1.19% over that same period. The lower yield on earning assets is the result of the decrease in short-term interest rates, which resulted in a lower rate being earned on cash and adjustable rate loans and investment securities. The lower rate in interest-bearing liabilities was primarily due to the decrease in short-term interest rates resulting in lower rates on new FHLB advances and interest-bearing deposits. For the six months ended March 31, 2020, net interest income was $237,297,000, which is $1,925,000 lower than the same period of the prior year. Net interest margin was 3.12% for the six months ended March 31, 2020 compared to 3.18% for the same period for the prior year. The changes period over period are primarily due to the aforementioned factors.

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
Rate / Volume Analysis:

	Comparison of Three Months Ended 3/31/20 and 3/31/19			Comparison of Six Months Ended 3/31/20 and 3/31/19
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans receivable	$1,229	$(3,741)	$(2,512)	$6,585	$(4,016)	$2,569
Mortgaged-backed securities	(2,556)	(2,446)	(5,002)	(4,193)	(4,389)	(8,582)
Investments (1)	1,572	(2,022)	(450)	3,101	(2,850)	251
All interest-earning assets	245	(8,209)	(7,964)	5,493	(11,255)	(5,762)
Interest expense:
Customer accounts	946	(1,974)	(1,028)	2,021	1,853	3,874
FHLB advances and other borrowings	(2,506)	(1,972)	(4,478)	(3,768)	(3,943)	(7,711)
All interest-bearing liabilities	(1,560)	(3,946)	(5,506)	(1,747)	(2,090)	(3,837)
Change in net interest income	$1,805	$(4,263)	$(2,458)	$7,240	$(9,165)	$(1,925)
___________________
(1)Includes interest on cash equivalents and dividends on FHLB & FRB stock.
Provision (Release) for Credit Losses - Primarily due to the economic distress caused by the COVID-19 pandemic, the Company recorded a $6,200,000 provision for credit losses for the three months ended March 31, 2020, compared with a $750,000 provision for the three months ended March 31, 2019. The relatively significant provision in the current year quarter primarily relates to estimated impacts to the energy, hospitality, restaurant and senior living industries. A provision for credit losses of $5,200,000 and $250,000 was recorded during the six months ended March 31, 2020 and March 31, 2019, respectively. Reserving for new loan originations has been largely offset by recoveries of previously charged-off loans. Recoveries, net of charge-offs, totaled $1,788,000 for the three months ended March 31, 2020, compared to net recoveries of $1,171,000 during the three months ended March 31, 2019. Recoveries, net of charge-offs, totaled $4,367,000 for the six months ended March 31, 2020, compared to net recoveries of $2,579,000 during the six months ended March 31, 2019.

Other Income - The three months ended March 31, 2020 results include total other income of $16,241,000 compared to $12,810,000 for the same period one year ago, a $3,431,000 increase. The increase of $3,431,000 is primarily due to a $2,381,000 increase in loan fee income driven by higher loan prepayments and a $15,028,000 gain on the sale of $204,351,000 of available-for-sale securities that was partially offset by a $13,809,000 loss on early repayment of a $200,000,000 FHLB

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
advance that carried an effective rate of 3.86% and was scheduled to mature in August, 2022. The six months ended March 31, 2020 results include total other income of $62,617,000 compared to $31,819,000 for the same period one year ago, a $30,798,000 increase. The increase is primarily due to the six months ended March 31, 2020 including a gain of $32,600,000 on sales of fixed assets, while the six months ended March 31, 2019 included a net gain of $6,400,000 recognized on the sale and valuation adjustments of fixed assets.

Other Expense - Other expenses have increased as a result of ongoing investments in people, process and technology with the objective of growing market share and ultimately earnings. The three months ended March 31, 2020 results include total other expense of $79,433,000 compared to $67,967,000 for the same period one year ago, a $11,466,000 increase. Compensation and benefits costs increased by $5,843,000, or 17.8%, over the prior year quarter primarily due to a 7.2% rise in headcount, including growth in our compliance program, and higher paying positions to advance our digital and technology initiatives. Information technology costs increased by $2,746,000, primarily due to continued investments in new systems hardware and software. The six months ended March 31, 2020 results include total other expense of $162,069,000 compared to $139,639,000 for the same period one year ago, a $22,430,000 increase. The increase is primarily due to information technology being higher by $10,813,000 which was largely from a $5,931,000 impairment charge on systems hardware and software. In addition, compensation and benefits costs increased by $8,591,000 primarily due to the aforementioned factors. The number of staff, including part-time employees on a full-time equivalent basis, increased by 7.2% to 2,060 at March 31, 2020 from 1,921 at March 31, 2019. Total other expense for the six months ended March 31, 2020 and March 31, 2019 equaled 1.98% and 1.72%, respectively, of average assets.

Gain (Loss) on Real Estate Owned - Results for the three months ended March 31, 2020 include a net gain on real estate owned of $31,000, compared to a net gain of $808,000 for the prior year quarter. Results for the six months ended March 31, 2020 include a net loss on real estate owned of $855,000, compared to a net gain of $1,128,000 for the same period one year ago.

Income Tax Expense - Income tax expense totaled $10,301,000 for the three months ended March 31, 2020, compared to $13,873,000 for the prior year quarter. Income tax expense totaled $28,137,000 for the six months ended March 31, 2020, compared to $28,240,000 for the same period one year ago. The effective tax rate for the six months ended March 31, 2020 was 21.35% compared to 21.35% for the six months ended March 31, 2019. The effective tax rate for the six months ended March 31, 2020 differs from the statutory rate mainly due to state taxes and tax-exempt income.

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

The COVID-19 pandemic is adversely affecting us and our customers, counterparties, employees, and third-party service providers, and the adverse impacts on our business, financial position, results of operations, and prospects could be significant.

The spread of COVID-19 has created a global public-health crisis that has impacted household, business, economic, and market conditions, including in the western United States where we conduct nearly all of our business. The extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects will depend on a number of evolving factors, including:

•The duration, extent, and severity of the pandemic. COVID-19 has not yet been contained and could affect significantly more households and businesses. The duration and severity of the pandemic continue to be impossible to predict, as is the potential for a seasonal or other resurgence after its initial containment.
•The response of governmental and nongovernmental authorities. Many of their actions have been directed toward curtailing household and business activity to contain COVID-19 while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses.
•The effect on our customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties are affecting individuals, households, and businesses differently and unevenly.
•The effect on economies and markets. Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 is unclear. National, regional, and local economies and markets could suffer disruptions that are lasting. Governmental actions are meaningfully influencing the interest-rate environment and financial-market activity and could have lasting effects on taxes and other economic factors, which could adversely affect our results of operations and financial condition.

During the three months ended March 31, 2020, the most notable impact to our results of operations was a higher provision expense for credit losses. Our provision expense was $6,200,000, primarily due to the unfavorable market conditions associated with COVID-19. Additionally, our operations have been impacted by the need to close certain offices and limit how customers conduct business through our branch network.

Governments have taken unprecedented steps to partially mitigate the adverse effects of their containment measures. For example, in late March 2020, the CARES Act was enacted to inject more than $2 trillion of financial assistance into the U.S. economy. The FRB has taken decisive and sweeping actions as well. Since March 15, 2020, these have included a reduction in the target range for the federal funds rate to 0 to 25 basis points, a program to purchase an indeterminate amount of Treasury securities and agency mortgage-backed securities, and numerous facilities to support the flow of credit to households and businesses. The degree to which our actions and those of governments and others will directly or indirectly assist our customers, counterparties, and third-party service providers and advance our business and the economy generally is not yet clear. The possibility of negative interest rates on U.S. Treasury or other market instruments could adversely affect our results of operations by, for example, reducing asset yields or spreads, creating operating and system issues, or having other adverse impacts on our business.

Failure to comply with the 2013 Consent Order from the Consumer Financial Protection Bureau regarding the Company’s Home Mortgage Disclosure Act submissions could result in additional regulatory enforcement action.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
The Consumer Financial Protection Bureau (the “CFPB”) has formally notified the Company of alleged errors in its Home Mortgage Disclosure Act (“HMDA”) reporting submissions. The CFPB alleges that the Company did not accurately report all required relevant information within the annual HMDA submissions. The Company has responded to the CFPB, noting that it has instituted enhanced procedures to ensure compliance with HMDA and has submitted amended HMDA filings. The Company is still operating under a consent order from 2013 relating to HMDA disclosures and believes that it may be subject to additional enforcement action which may include additional civil money penalties. In 2013, the Company paid a $34,000 civil money penalty associated with previous HMDA violations.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2020 to January 31, 2020	510,120	$35.07	510,120	6,542,480
February 1, 2019 to February 29, 2020	1,192,844	34.10	1,192,844	5,349,636
March 1, 2020 to March 31, 2020	720,649	27.81	720,649	4,628,987
Total	2,423,613	$32.43	2,423,613	4,628,987
 ___________________
(1)The Company's stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 66,956,264 shares were authorized for repurchase.

Item 3.                Defaults Upon Senior Securities
Not applicable

Item 4.                Mine Safety Disclosures
Not applicable

Item 5.                Other Information
Not applicable

Item 6.                Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer
	31.2	Section 302 Certification by the Chief Financial Officer
	32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer
	101	Financial Statements from the Company’s Form 10-Q for the three months ended March 31, 2020 formatted in iXBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2020	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL President & Chief Executive Officer

May 7, 2020	/S/ VINCENT L. BEATTY
VINCENT L. BEATTY Executive Vice President and Chief Financial Officer

May 7, 2020	/S/ CORY D. STEWART
CORY D. STEWART Senior Vice President and Principal Accounting Officer