Form 10-Q
period 2020-06-30
WASHINGTON FEDERAL INC
filed 2020-08-10
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

APPLICABLE ONLY TO CORPORATE ISSUERS

The registrant had outstanding 75,706,064 shares of common stock as of August 06, 2020.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	June 30, 2020	September 30, 2019
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,218,240	$419,158
Available-for-sale securities, at fair value	2,063,960	1,485,742
Held-to-maturity securities, at amortized cost	827,316	1,443,480
Loans receivable, net of allowance for loan losses of $165,349 and $131,534 (1)	12,733,426	11,930,575
Interest receivable	49,992	48,857
Premises and equipment, net	250,779	274,015
Real estate owned	5,956	6,781
FHLB and FRB stock	145,990	123,990
Bank owned life insurance	226,329	222,076
Intangible assets, including goodwill of $302,707 and $301,368	310,458	309,247
Other assets	342,658	210,989
	$18,175,104	$16,474,910
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$8,900,448	$7,083,801
Time deposit accounts	4,209,146	4,906,963
	13,109,594	11,990,764
FHLB advances	2,800,000	2,250,000
Advance payments by borrowers for taxes and insurance	30,415	57,830
Federal and state income tax liabilities, net	570	5,104
Accrued expenses and other liabilities	244,016	138,217
	16,184,595	14,441,915
Commitments and contingencies (see Note I)
Shareholders’ equity
Common stock, $1.00 par value, $300,000,000 shares authorized; 135,743,737 and 135,539,806 shares issued; 75,706,026 and 78,841,463 shares outstanding	135,744	135,540
Additional paid-in capital	1,677,373	1,672,417
Accumulated other comprehensive income (loss), net of taxes	12,560	15,292
Treasury stock, at cost; 60,037,711 and 56,698,343 shares	(1,238,292)	(1,126,163)
Retained earnings	1,403,124	1,335,909
	1,990,509	2,032,995
	$18,175,104	$16,474,910

(1) Effective October 1, 2019, the Company has applied FASB ASU 2016-13, Financial Instruments - Credit Losses ("ASC 326"), so the allowance calculation is based on current expected credit loss methodology ("CECL"). Prior to October 1, 2019, the calculation was based on incurred loss methodology. See Note E "Allowance for Losses on Loans" for details.

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except share data)		(In thousands, except share data)
INTEREST INCOME
Loans receivable	$132,847	$145,490	$413,543	$423,616
Mortgage-backed securities	10,843	18,719	40,796	57,254
Investment securities and cash equivalents	6,019	7,617	19,812	21,160
	149,709	171,826	474,151	502,030
INTEREST EXPENSE
Customer accounts	21,393	32,331	81,512	88,576
FHLB advances	10,938	17,829	37,963	52,566
	32,331	50,160	119,475	141,142
Net interest income	117,378	121,666	354,676	360,888
Provision (release) for credit losses	10,800	—	15,250	250
Net interest income after provision (release)	106,578	121,666	339,426	360,638

OTHER INCOME
Gain (loss) on sale of investment securities	—	—	15,028	(9)
Prepayment penalty on long-term debt	—	—	(13,809)	—
Loan fee income	1,380	1,334	6,231	2,971
Deposit fee income	5,479	6,258	17,837	18,387
Other income	6,415	6,450	50,602	24,512
	13,274	14,042	75,889	45,861

OTHER EXPENSE
Compensation and benefits	36,058	34,297	111,306	100,954
Occupancy	9,357	9,684	30,406	28,782
FDIC insurance premiums	2,365	2,559	7,305	7,399
Product delivery	4,397	3,912	12,560	11,478
Information technology	12,154	9,935	40,761	27,730
Other expense	10,992	10,511	35,053	34,194
	75,323	70,898	237,391	210,537
Gain (loss) on real estate owned, net	(219)	353	(1,074)	1,481
Income before income taxes	44,310	65,163	176,850	197,443
Income tax expense	9,458	11,309	37,755	39,549
NET INCOME	$34,852	$53,854	$139,095	$157,894

PER SHARE DATA
Basic earnings per share	$0.46	$0.67	$1.80	$1.95
Diluted earnings per share	0.46	0.67	1.80	1.95
Dividends paid on common stock per share	0.22	0.20	0.65	0.58
Basic weighted average number of shares outstanding	75,705,993	79,976,574	77,063,121	80,915,162
Diluted weighted average number of shares outstanding	75,712,898	79,992,356	77,078,067	80,941,617

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Net income	$34,852	$53,854	$139,095	$157,894

Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) on available-for-sale investment securities	15,966	14,577	28,902	31,677
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income	—	—	(15,028)	(9)
Related tax benefit (expense)	(3,672)	(3,316)	(3,260)	(7,204)
	12,294	11,261	10,614	24,464

Net unrealized gain (loss) on borrowings cash flow hedges	(8,045)	(10,043)	(17,358)	(26,692)
Related tax benefit (expense)	1,850	2,285	4,012	6,071
	(6,195)	(7,758)	(13,346)	(20,621)

Other comprehensive income (loss) net of tax	6,099	3,503	(2,732)	3,843
Comprehensive income	$40,951	$57,357	$136,363	$161,737

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at April 1, 2020	$135,742	$1,675,828	$1,384,833	$6,461	$(1,238,252)	$1,964,612
Net income	—	—	34,852	—	—	34,852
Other comprehensive income (loss)	—	—	—	6,099	—	6,099
Dividends on common stock ($0.22 per share)	—	—	(16,561)	—	—	(16,561)
Proceeds from stock-based awards	2	24	—	—	—	26
Stock-based compensation expense	—	1,521	—	—	—	1,521
Treasury stock acquired	—	—	—	—	(40)	(40)
Balance at June 30, 2020	$135,744	$1,677,373	$1,403,124	$12,560	$(1,238,292)	$1,990,509

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at April 1, 2019	$135,507	$1,669,860	$1,262,236	$8,634	$(1,071,957)	$2,004,280
Net income	—	—	53,854	—	—	53,854
Other comprehensive income (loss)	—	—	—	3,503	—	3,503
Dividends on common stock ($0.20 per share)	—	—	(15,974)	—	—	(15,974)
Proceeds from stock-based awards	13	146	—	—	—	159
Stock-based compensation expense	7	1,192	—	—	—	1,199
Treasury stock acquired	—	—	—	—	(34,287)	(34,287)
Balance at June 30, 2019	$135,527	$1,671,198	$1,300,116	$12,137	$(1,106,244)	$2,012,734

(CONTINUED)

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2019	$135,540	$1,672,417	$1,335,909	$15,292	$(1,126,163)	$2,032,995
Adjustment pursuant to adoption of ASUs	—	—	(21,945)	—	—	(21,945)
Net income	—	—	139,095	—	—	139,095
Other comprehensive income (loss)	—	—	—	(2,732)	—	(2,732)
Dividends on common stock ($0.65 per share)	—	—	(49,935)	—	—	(49,935)
Proceeds from stock-based awards	8	133	—	—	—	141
Stock-based compensation expense	196	4,823	—	—	—	5,019
Treasury stock acquired	—	—	—	—	(112,129)	(112,129)
Balance at June 30, 2020	$135,744	$1,677,373	$1,403,124	$12,560	$(1,238,292)	$1,990,509

(in thousands)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2018	$135,343	$1,666,609	$1,188,971	$8,294	$(1,002,309)	$1,996,908
Net income	—	—	157,894	—	—	157,894
Other comprehensive income (loss)	—	—	—	3,843	—	3,843
Dividends on common stock ($0.58 per share)	—	—	(46,749)	—	—	(46,749)
Proceeds from stock-based awards	37	675	—	—	—	712
Stock-based compensation expense	108	3,953	—	—	—	4,061
Exercise of stock warrants	39	(39)	—	—	—	—
Treasury stock acquired	—	—	—	—	(103,935)	(103,935)
Balance at June 30, 2019	$135,527	$1,671,198	$1,300,116	$12,137	$(1,106,244)	$2,012,734

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$139,095	$157,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	26,334	20,606
Stock-based compensation expense	5,019	4,061
Provision (release) for credit losses	15,250	250
Loss (gain) on sale of investment securities	(15,028)	9
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(33,044)	(9,098)
Impairment loss on premises and equipment	6,431	—
Prepayment penalty from repayment of borrowings	13,809	—
Decrease (increase) in accrued interest receivable	(1,135)	(709)
Decrease (increase) in federal and state income tax receivable	—	1,804
Decrease (increase) in cash surrender value of bank owned life insurance	(4,253)	(4,356)
Decrease (increase) in other assets	(149,007)	(23,046)
Increase (decrease) in federal and state income tax liabilities	2,773	1,232
Increase (decrease) in accrued expenses and other liabilities	105,420	20,055
Net cash provided by (used in) operating activities	111,664	168,702
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(832,183)	(496,438)
Loans purchased	(15,456)	—
FHLB & FRB stock purchased	(323,200)	(440,600)
FHLB & FRB stock redeemed	301,200	433,600
Available-for-sale securities purchased	(684,292)	(327,670)
Principal payments and maturities of available-for-sale securities	301,319	164,295
Proceeds from sales of available-for-sale securities	204,351	491
Principal payments and maturities of held-to-maturity securities	237,895	114,678
Proceeds from sales of real estate owned	2,339	8,484
Cash paid for acquisitions	(2,810)	—
Proceeds from sales of premises and equipment	55,213	11,669
Premises and equipment purchased and REO improvements	(22,641)	(30,845)
Net cash provided by (used in) investing activities	(778,265)	(562,336)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	1,118,830	413,252
Proceeds from borrowings	8,080,000	11,015,000
Repayments of borrowings	(7,543,809)	(10,840,000)
Proceeds from stock-based awards	141	712
Dividends paid on common stock	(49,935)	(46,749)
Treasury stock purchased	(112,129)	(103,935)
Increase (decrease) in borrower advances related to taxes and insurance, net	(27,415)	(23,468)
Net cash provided by (used in) financing activities	1,465,683	414,812
Increase (decrease) in cash and cash equivalents	799,082	21,178
Cash, cash equivalents and restricted cash at beginning of period	419,158	268,650
Cash, cash equivalents and restricted cash at end of period	$1,218,240	$289,828

(CONTINUED)
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2020	2019
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$1,329	$1,669
Other personal property acquired through foreclosure	359	—
Non-cash financing activities
Stock issued upon exercise of warrants	—	1,082
Cash paid during the period for
Interest	119,022	143,740
Income taxes	23,863	25,655

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

Risks and Uncertainties - The worldwide spread of coronavirus (“COVID-19”) has created significant uncertainty in the global economy. There have been no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of COVID-19 and the extent to which COVID-19 and the related government actions impact the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict.

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

Summary of Significant Accounting Policies - The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its 2019 Annual Financial Statements. Other than the adoption of the current expected credit loss (“CECL”) methodology discussed below, there have not been any significant changes in the Company's significant accounting policies compared to those contained in its 2019 Annual Financial Statements for the year ended September 30, 2019.

Restricted Cash Balances - Based on the level of vault cash on hand, the Company was not required to maintain cash reserve balances with the Federal Reserve Bank as of June 30, 2020. As of June 30, 2020 and September 30, 2019, the Company pledged cash collateral related to derivative contracts of $104,000,000 and $31,850,000, respectively.

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

Allowance for Credit Losses (Loans Receivable) - Effective October 1, 2019, the Company has applied FASB ASU 2016-13, Financial Instruments - Credit Losses ("ASC 326"), so the allowance calculation is based on current expected credit loss methodology ("CECL"). Prior to October 1, 2019, the calculation was based on incurred loss methodology. See Note B "New Accounting Pronouncements" and Note E "Allowance for Losses on Loans" for details. The Company maintains an allowance for credit losses (“ACL”) for the expected credit losses of the loan portfolio as well as unfunded loan commitments. The amount of ACL is based on ongoing, quarterly assessments by management. The CECL methodology requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures) and replaces the incurred loss methodology’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The ACL consists of the allowance for loan losses and the reserve for unfunded commitments. The estimate of expected credit losses under the CECL methodology is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. We then consider whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period that historical experience was based for each loan type. Finally, we consider forecasts about future economic conditions or changes in collateral values that are reasonable and supportable.

Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its ACL. The Company has designated two loan portfolio segments, commercial loans and consumer loans. These loan portfolio segments are further disaggregated into classes, which represent loans of similar type, risk characteristics, and methods for monitoring and assessing credit risk. The commercial loan portfolio segment is disaggregated into five classes: multi-family, commercial real estate, commercial and industrial, construction, and land acquisition and development. The risk of loss for the commercial loan portfolio segment is generally most indicated by the credit risk rating assigned to each borrower. Commercial loan risk ratings are determined by experienced senior credit officers based on specific facts and circumstances and are subject to periodic review by an independent internal team of credit specialists. The consumer loan portfolio segment is disaggregated into five classes: single-family-residential mortgage, custom construction, consumer lot loans, home equity lines of credit, and other consumer. The risk of loss for the consumer loan portfolio segment is generally most indicated by delinquency status and general economic factors. Each commercial and consumer loan portfolio class may also be further segmented based on risk characteristics.

For most of our loan portfolio classes, the historical loss experience is determined using a cohort methodology. This method pools loans into groups (“cohorts”) sharing similar risk characteristics and tracks each cohort’s net charge-offs over the lives of the loans to calculate a historical loss rate. The historical loss rates for each cohort are then averaged to calculate an overall historical loss rate which is applied to the current loan balance to arrive at the quantitative baseline portion of the allowance for credit losses for the respective loan portfolio class. For certain loan portfolio classes, the Company determined there was not sufficient historical loss information to calculate a meaningful historical loss rate using the cohort methodology. For any such loan portfolio class, the weighted-average remaining maturity (“WARM”) methodology is being utilized until sufficient historical loss data is obtained. The WARM method multiplies an average annual loss rate by the expected remaining life of the loan pool to arrive at the quantitative baseline portion of the allowance for credit losses for the respective loan portfolio class.

The Company also considers qualitative adjustments to the historical loss rate for each loan portfolio class. The qualitative adjustments for each loan class consider the conditions over the period from which historical loss experience was based and are split into two components: 1) asset or class specific risk characteristics or current conditions at the reporting date related to portfolio credit quality, remaining payments, volume and nature, credit culture and management, business environment or other management factors and 2) reasonable and supportable forecast of future economic conditions and collateral values.

The Company performs a quarterly asset quality review which includes a review of forecasted gross charge-offs and recoveries, nonperforming assets, criticized loans, risk rating migration, delinquencies, etc. The asset quality review is performed by management and the results are used to consider a qualitative overlay to the quantitative baseline. The second qualitative adjustment noted above, economic conditions and collateral values, encompasses a one-year reasonable and supportable forecast period. The overlay adjustment for the reasonable and supportable forecast assumes an immediate reversion after the one-year forecast period to historical loss rates for the remaining life of the respective loan pool.

When management deems it to be appropriate, the Company establishes a specific reserve for individually evaluated loans that do not share similar risk characteristics with the loans included in each respective loan pool. These individually evaluated loans are removed from their respective pools and typically represent collateral dependent loans but may also include other non-performing loans or troubled debt restructurings (“TDRs”). In addition, the Company individually evaluates “reasonably expected” TDRs, which are identified by the Company as a loan expected to be classified as a TDR within the next six months. Management judgment is utilized to make this determination.

Allowance for Credit Losses (Held-to-Maturity Debt Securities) - For held-to-maturity (“HTM”) debt securities, the Company is required to utilize a CECL methodology to estimate expected credit losses. Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities. As of October 1, 2019, the Company determined that the expected credit loss on its corporate and municipal bonds was immaterial, and therefore, an allowance for credit losses was not recorded. See Note F "Fair Value Measurements" for more information about HTM debt securities.

Allowance for Credit Losses (Available-for-Sale Debt Securities) - The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Under the new guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of October 1, 2019, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note F "Fair Value Measurements" for more information about AFS debt securities.

Accrued Interest Receivable - Upon adoption of ASC 326, the Company made the following elections regarding accrued interest receivable:

•Presenting accrued interest receivable balances separately from their underlying instruments within the consolidated statements of financial condition.
•Excluding accrued interest receivable that is included in the amortized cost of financing receivables from related disclosure requirements.
•Continuing our policy to write off accrued interest receivable by reversing interest income in cases where the Company does not reasonably expect to receive payment.
•Not measuring an allowance for credit losses for accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner, as described above.

Non-Accrual Loans - Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Bank does not accrue interest on loans 90 days or more past due. If payment is made on a loan so that the loan becomes less than 90 days past due, and the Bank expects full collection of principal and interest, the loan is returned to full accrual status. Any interest ultimately collected is credited to income in the period of recovery. A loan is charged-off when the loss is estimable and it is confirmed that the borrower is not expected to be able to meet contractual obligations.

If a consumer loan is on non-accrual status before becoming a TDR it will stay on non-accrual status following restructuring until it has been performing for at least six months, at which point it may be moved to accrual status. If a loan is on accrual status before it becomes a TDR, and management concludes that full repayment is probable based on internal evaluation, it will remain on accrual status following restructuring. If the restructured consumer loan does not perform, it is placed on non-accrual status when it is 90 days delinquent. For commercial loans, six consecutive payments on newly restructured loan terms are required prior to returning the loan to accrual status. In some instances, after the required six consecutive payments are made, management will conclude that collection of the entire principal and interest due is still in doubt. In those instances, the loan will remain on non-accrual status.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Collateral-Dependent Loans - A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans and leases deemed collateral-dependent, the Company elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral consists of various types of real estate including residential properties; commercial properties such as retail centers, office buildings, and lodging; agriculture land; and vacant land.

Off-balance-sheet credit exposures - The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $2,235,184,000 and $2,379,089,000 at June 30, 2020 and September 30, 2019, respectively. The reserve for unfunded commitments is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

NOTE B – New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU provide temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The ASU primarily includes relief related to contract modifications and hedging relationships, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This guidance is effective immediately and the amendments may be applied prospectively through December 31, 2022. The Company is currently in the process of evaluating the amendments and determining the impact to its consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, that clarifies and improves areas of guidance related to the recently issued standards on credit losses (ASU 2016-13), hedging (ASU 2017-12), and recognition and measurement of financial instruments (ASU 2016-01). The amendments generally have the same effective dates as their related standards. If already adopted, the amendments of ASU 2016-01 and ASU 2016-13 are effective for fiscal years beginning after December 15, 2019 and the amendments of ASU 2017-12 are effective as of the beginning of the Company’s next annual reporting period; early adoption is permitted. Effective January 1, 2020, the Company adopted the amendments of ASU 2019-04 pertaining to ASU 2017-12 and ASU 2016-01, both of which had been previously adopted, and at that time elected to reclassify mortgage-backed securities with an amortized cost of $374,680,000 and fair value of $390,669,000 from held-to-maturity to available-for-sale. During the third fiscal quarter, the Company adopted the amendments of ASU 2019-04 that pertain to ASU 2016-13. See discussion below regarding the adoption of ASU 2016-13.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (ASC 326). ASC 326, as amended, is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investments in leases and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. ASC 326 eliminates the current framework of recognizing probable incurred losses and instead requires an entity to use its current estimate of all expected credit losses over the contractual life. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets. Credit losses relating to available-for-sale debt securities are recorded through an allowance for credit losses rather than as a direct write-down to the security's cost basis.

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

The Company early adopted ASC 326 during its third fiscal quarter and based on the application of the modified retrospective method it became effective on October 1, 2019 for all financial assets measured at amortized cost (primarily loans receivable and held-to-maturity debt securities) and off-balance-sheet credit exposures. Results for reporting periods beginning after October 1, 2019 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company recorded a decrease to retained earnings of $21,945,000 as of October 1, 2019 for the cumulative effect of adopting ASC 326 as further detailed below.

	September 30, 2019	CECL Adoption Impact	October 1, 2019
(In thousands)
Allowance for credit losses:
Commercial loans
Multi-family	$7,391	$3,013	$10,404
Commercial real estate	13,170	(146)	13,024
Commercial & industrial	31,450	785	32,235
Construction	32,304	(9,536)	22,768
Land - acquisition & development	9,155	1,749	10,904
Total commercial loans	93,470	(4,135)	89,335
Consumer loans
Single-family residential	30,988	16,783	47,771
Construction - custom	1,369	1,511	2,880
Land - consumer lot loans	2,143	492	2,635
HELOC	1,103	945	2,048
Consumer	2,461	2,154	4,615
Total consumer loans	38,064	21,885	59,949
Total allowance for loan losses	131,534	17,750	149,284
Reserve for unfunded commitments	6,900	10,750	17,650
Total allowance for credit losses	$138,434	$28,500	$166,934

Retained earnings
Total pre-tax impact		$28,500
Tax effect		(6,555)
Decrease to retained earnings		$21,945

The Company's available-for-sale and held-to-maturity portfolios consist primarily of debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities upon adoption of ASC 326. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios as well as the economic conditions at future reporting periods.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE C – Dividends and Share Repurchases

On May 22, 2020, the Company paid a regular dividend on common stock of $0.22 per share, which represented the 149th consecutive quarterly cash dividend. Dividends per share were $0.22 and $0.20 for the quarters ended June 30, 2020 and 2019, respectively. On July 28, 2020, the Company declared a regular dividend on common stock of $0.22 per share, which represents its 150th consecutive quarterly cash dividend. This dividend will be paid on August 21, 2020 to common shareholders of record on August 7, 2020.

For the three months ended June 30, 2020, the Company repurchased 1,594 shares at an average price of $24.90. As of June 30, 2020, there are 4,627,393 remaining shares authorized to be repurchased under the current Board approved share repurchase program.

NOTE D – Loans Receivable

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A "Summary of Significant Accounting Policies" and Note B "New Accounting Pronouncements" above.

The Company's loans held for investment is divided into two portfolio segments, commercial loans and consumer loans, with each of those segments further split into loan classes for purposes of estimating the allowance for credit losses.

The following table is a summary of loans receivable by loan portfolio segment and class.

	June 30, 2020		September 30, 2019
	(In thousands)		(In thousands)
Commercial loans
Multi-family	$1,510,099	10.6%	$1,422,674	10.7%
Commercial real estate	1,707,893	11.9	1,631,170	12.3
Commercial & industrial (1)	2,158,000	15.1	1,268,695	9.5
Construction	2,328,987	16.3	2,038,052	15.3
Land - acquisition & development	195,212	1.4	204,107	1.5
Total commercial loans	7,900,191	55.2	6,564,698	49.3
Consumer loans
Single-family residential	5,461,605	38.2	5,835,194	43.8
Construction - custom	607,329	4.2	540,741	4.1
Land - consumer lot loans	100,102	0.7	99,694	0.7
HELOC	140,636	1.0	142,178	1.1
Consumer	91,495	0.6	129,883	1.0
Total consumer loans	6,401,167	44.8	6,747,690	50.7
Total gross loans	14,301,358	100%	13,312,388	100%
Less:
Allowance for credit losses on loans	165,349		131,534
Loans in process	1,353,774		1,201,341
Net deferred fees, costs and discounts	48,809		48,938
Total loan contra accounts	1,567,932		1,381,813
Net loans	$12,733,426		$11,930,575

(1) Includes $758,955,000 of SBA Payroll Protection Program loans as of June 30, 2020.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company elected to exclude accrued interest receivable ("AIR") from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of June 30, 2020, and September 30, 2019, AIR for loans totaled $43,712,000 and $41,429,000, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of financial condition.
Loans in the amount of $5,592,355,000 and $5,874,704,000 at June 30, 2020 and September 30, 2019, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") as part of our liquidity management strategy. The FHLB does not have the right to sell or re-pledge these loans.
The following table sets forth the amortized cost basis of loans receivable for specific disclosures required by ASC 326.

	June 30, 2020			September 30, 2019
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing
Commercial loans
Multi-family	$224	$—	$—	$—	$—	$—
Commercial real estate	3,416	—	—	5,835	—	—
Commercial & industrial	1,847	—	—	1,292	—	—
Construction	3,353	—	—	—	—	—
Land - acquisition & development	78	—	—	169	—	—
Total commercial loans	8,918	—	—	7,296	—	—
Consumer loans
Single-family residential	24,876	—	—	25,271	—	—
Construction - custom	—	—	—	—	—	—
Land - consumer lot loans	277	—	—	246	—	—
HELOC	866	—	—	907	—	—
Consumer	64	—	—	11	—	—
Total consumer loans	26,083	—	—	26,435	—	—
Total non-accrual loans	$35,001	$—	$—	$33,731	$—	$—
% of total loans	0.27%			0.28%

The Company recognized interest income on non-accrual loans of approximately $2,513,000 in the nine months ended June 30, 2020. Had these loans been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $1,047,000 for the nine months ended June 30, 2020. Recognized interest income for the nine months ended June 30, 2020 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide details regarding delinquent loans.

June 30, 2020		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$1,509,837	$1,509,613	$—	$—	$224	$224	0.01%
Commercial real estate	1,700,568	1,697,302	177	1,938	1,151	3,266	0.19
Commercial & industrial	2,138,462	2,134,726	—	3,258	478	3,736	0.17
Construction	1,334,948	1,331,595	—	—	3,353	3,353	0.25
Land - acquisition & development	152,234	152,234	—	—	—	—	—
Total commercial loans	6,836,049	6,825,470	177	5,196	5,206	10,579	0.15
Consumer Loans
Single-family residential	5,452,424	5,423,302	3,971	5,418	19,733	29,122	0.53
Construction - custom	278,182	278,182	—	—	—	—	—
Land - consumer lot loans	99,255	98,773	136	103	243	482	0.49
HELOC	141,165	140,445	14	17	689	720	0.51
Consumer	91,700	90,998	475	42	185	702	0.77
Total consumer loans	6,062,726	6,031,700	4,596	5,580	20,850	31,026	0.51
Total Loans	$12,898,775	$12,857,170	$4,773	$10,776	$26,056	$41,605	0.32%
Delinquency %		99.68%	0.04%	0.08%	0.20%	0.32%

September 30, 2019		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Net of Loans In Process)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$1,422,652	$1,422,652	$—	$—	$—	$—	—%
Commercial real estate	1,631,171	1,625,509	1,614	285	3,763	5,662	0.35
Commercial & industrial	1,268,695	1,267,828	—	—	867	867	0.07
Construction	1,164,889	1,164,889	—	—	—	—	—
Land - acquisition & development	161,194	161,194	—	—	—	—	—
Total commercial loans	5,648,601	5,642,072	1,614	285	4,630	6,529	0.12
Consumer Loans
Single-family residential	5,835,186	5,809,239	3,672	3,211	19,064	25,947	0.44
Construction - custom	255,505	255,505	—	—	—	—	—
Land - consumer lot loans	99,694	98,916	112	619	47	778	0.78
HELOC	142,178	140,718	580	183	697	1,460	1.03
Consumer	129,883	129,227	295	117	244	656	0.51
Total consumer loans	6,462,446	6,433,605	4,659	4,130	20,052	28,841	0.45
Total Loans	$12,111,047	$12,075,677	$6,273	$4,415	$24,682	$35,370	0.29%
Delinquency %		99.71%	0.05%	0.04%	0.20%	0.29%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company is actively working with its borrowers to modify consumer mortgage and commercial loans to provide payment deferrals as a result of the COVID-19 pandemic. The terms of the payment deferrals are generally 90 days for consumer mortgage loans and up to 180 days for commercial loans. As of June 30, 2020, 1,192 mortgage loans totaling $346,000,000 and 196 commercial loans totaling $416,000,000 had been modified. These loans are not considered past due until after the deferral period is over and scheduled payments have resumed. In addition, the Company participated in the Small Business Administration’s Paycheck Protection Program ("PPP"). This program came about through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) passed by Congress to help small businesses keep their employees employed through the COVID-19 shelter in place orders. The Company assisted over 6,500 businesses with more than $780,000,000 in PPP loans.

Most loans restructured in TDRs are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. As of June 30, 2020, 97.0% of the Company's $98,056,000 in TDRs were classified as performing. Each request for modification is individually evaluated for merit and likelihood of success. The concession granted in a loan modification is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty four months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of June 30, 2020, single-family residential loans comprised 93.1% of TDRs.

The Company's ACL methodology takes into account the following performance indicators for restructured loans: 1) time since modification, 2) current payment status and 3) geographic area.

We evaluate the credit quality of our commercial loans based on regulatory risk ratings and also consider other factors. Based on this evaluation, the loans are assigned a grade and classified as follows:

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

The following tables present by credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of June 30, 2020.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Term Loans Amortized Cost Basis by Origination Year
	YTD June 30, 2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$327,371	$162,686	$247,680	$249,863	$194,498	$282,212	$14,241	$—	$1,478,551
Special Mention	649	2,815	907	4,526	2,662	2,190	—	—	13,749
Substandard	—	7,575	3,627	3,813	2,298	224	—	—	17,537
Total	$328,020	$173,076	$252,214	$258,202	$199,458	$284,626	$14,241	$—	$1,509,837

Commercial real estate
Pass	$210,996	$249,584	$276,743	$259,663	$182,134	$331,689	$2,576	$9	$1,513,394
Special Mention	8,366	19,503	3,723	36,905	4,551	44,705	—	—	117,753
Substandard	746	17,809	2,717	11,958	6,408	29,783	—	—	69,421
Total	$220,108	$286,896	$283,183	$308,526	$193,093	$406,177	$2,576	$9	$1,700,568

Commercial & industrial
Pass	$851,652	$50,997	$110,901	$90,081	$127,232	$78,217	$618,287	$14,022	$1,941,389
Special Mention	25,104	6,660	5,559	4,262	69	—	11,626	6,467	59,747
Substandard	25,281	10,183	7,469	901	22,584	4,971	64,617	338	136,344
Doubtful	—	—	—	—	—	—	982	—	982
Total	$902,037	$67,840	$123,929	$95,244	$149,885	$83,188	$695,512	$20,827	$2,138,462

Construction
Pass	$236,202	$448,569	$292,349	$152,785	$12,011	$—	$75,712	$—	$1,217,628
Special Mention	—	—	49,173	—	42,346	—	—	—	91,519
Substandard	—	1,948	1,938	21,915	—	—	—	—	25,801
Total	$236,202	$450,517	$343,460	$174,700	$54,357	$—	$75,712	$—	$1,334,948

Land - acquisition & development
Pass	$37,348	$49,670	$19,098	$16,443	$4,240	$2,131	$5,313	$—	$134,243
Special Mention	—	—	—	—	—	15,573	—	—	15,573
Substandard	—	—	—	2,340	—	78	—	—	2,418
Total	$37,348	$49,670	$19,098	$18,783	$4,240	$17,782	$5,313	$—	$152,234

Total commercial loans
Pass	$1,663,569	$961,506	$946,771	$768,835	$520,115	$694,249	$716,129	$14,031	$6,285,205
Special Mention	34,119	28,978	59,362	45,693	49,628	62,468	11,626	6,467	298,341
Substandard	26,027	37,515	15,751	40,927	31,290	35,056	64,617	338	251,521
Doubtful	—	—	—	—	—	—	982	—	982
Total	$1,723,715	$1,027,999	$1,021,884	$855,455	$601,033	$791,773	$793,354	$20,836	$6,836,049

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Term Loans Amortized Cost Basis by Origination Year
	YTD June 30, 2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$574,443	$560,153	$660,961	$802,722	$581,978	$2,243,045	$—	$—	$5,423,302
30 days past due	—	—	464	—	—	3,507	—	—	3,971
60 days past due	—	—	—	159	—	5,259	—	—	5,418
90+ days past due	—	680	—	392	640	18,021	—	—	19,733
Total	$574,443	$560,833	$661,425	$803,273	$582,618	$2,269,832	$—	$—	$5,452,424

Construction - custom
Current	$113,100	$154,502	$9,830	$750	$—	$—	$—	$—	$278,182
Total	$113,100	$154,502	$9,830	$750	$—	$—	$—	$—	$278,182

Land - consumer lot loans
Current	$31,654	$22,303	$9,916	$9,184	$3,064	$22,652	$—	$—	$98,773
30 days past due	—	—	—	102	—	34	—	—	136
60 days past due	—	—	41	—	—	62	—	—	103
90+ days past due	—	—	—	122	—	121	—	—	243
Total	$31,654	$22,303	$9,957	$9,408	$3,064	$22,869	$—	$—	$99,255

HELOC
Current	$—	$—	$—	$—	$—	$6,966	$132,156	$1,323	$140,445
30 days past due	—	—	—	—	—	—	14	—	14
60 days past due	—	—	—	—	—	—	17	—	17
90+ days past due	—	—	—	—	—	39	650	—	689
Total	$—	$—	$—	$—	$—	$7,005	$132,837	$1,323	$141,165

Consumer
Current	$1,121	$246	$66,175	$78	$340	$20,593	$807	$1,638	$90,998
30 days past due	—	—	—	175	—	263	—	37	475
60 days past due	—	—	—	—	—	20	—	22	42
90+ days past due	—	18	—	125	—	6	—	36	185
Total	$1,121	$264	$66,175	$378	$340	$20,882	$807	$1,733	$91,700

Total consumer loans
Current	$720,318	$737,204	$746,882	$812,734	$585,382	$2,293,256	$132,963	$2,961	$6,031,700
30 days past due	—	—	464	277	—	3,804	14	37	4,596
60 days past due	—	—	41	159	—	5,341	17	22	5,580
90+ days past due	—	698	—	639	640	18,187	650	36	20,850
Total	$720,318	$737,902	$747,387	$813,809	$586,022	$2,320,588	$133,644	$3,056	$6,062,726

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A, Summary of Significant Accounting Policies.

As a result of the adoption of ASC 326 in the third fiscal quarter, with an effective date of October 1, 2019, there is a lack of comparability in both the allowance and provisions for credit losses for the periods presented. Results for reporting periods beginning after October 1, 2019 are presented using the CECL methodology, while comparative period information continues to be reported in accordance with the incurred loss methodology in effect for prior fiscal years. See Note B, "New Accounting Pronouncements", for details regarding the adoption of ASC 326.

	October 1, 2019	December 31, 2019	March 31, 2020	June 30, 2020
(In thousands)
Allowance for credit losses:
Commercial loans
Multi-family	$10,404	$10,506	$11,742	$12,088
Commercial real estate	13,024	13,067	14,639	15,807
Commercial & industrial	32,235	33,676	38,576	42,179
Construction	22,768	21,919	23,348	25,693
Land - acquisition & development	10,904	10,413	10,399	10,641
Total commercial loans	89,335	89,581	98,704	106,408
Consumer loans
Single-family residential	47,771	46,356	46,817	47,149
Construction - custom	2,880	2,930	3,175	3,336
Land - consumer lot loans	2,635	2,567	2,578	2,671
HELOC	2,048	2,034	2,246	2,588
Consumer	4,615	4,045	3,581	3,197
Total consumer loans	59,949	57,932	58,397	58,941
Total allowance for loan losses	149,284	147,513	157,101	165,349
Reserve for unfunded commitments	17,650	18,250	18,650	19,500
Total allowance for credit losses	$166,934	$165,763	$175,751	$184,849

Beginning balance		$166,934	$165,763	$175,751
Net (charge-offs) recoveries		2,579	1,788	(1,702)
Net provision (release)		(3,750)	8,200	10,800
Ending balance		$165,763	$175,751	$184,849

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Three Months Ended June 30, 2020	Beginning Allowance (After ASC 326 Adoption)	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance (After ASC 326 Adoption)
	(In thousands)
Commercial loans
Multi-family	$11,742	$—	$—	$346	$12,088
Commercial real estate	14,639	—	193	975	15,807
Commercial & industrial	38,576	(3,034)	174	6,463	42,179
Construction	23,348	—	—	2,345	25,693
Land - acquisition & development	10,399	—	433	(191)	10,641
Total commercial loans	98,704	(3,034)	800	9,938	106,408
Consumer loans
Single-family residential	46,817	(60)	437	(45)	47,149
Construction - custom	3,175	—	—	161	3,336
Land - consumer lot loans	2,578	—	17	76	2,671
HELOC	2,246	—	1	341	2,588
Consumer	3,581	(233)	370	(521)	3,197
Total consumer loans	58,397	(293)	825	12	58,941
Total loans	$157,101	$(3,327)	$1,625	$9,950	$165,349

Three Months Ended June 30, 2019	Beginning Allowance (Before ASC 326 Adoption)	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance (Before ASC 326 Adoption)
	(In thousands)
Commercial loans
Multi-family	$7,394	$—	$—	$(111)	$7,283
Commercial real estate	12,448	—	90	466	13,004
Commercial & industrial	30,574	(4,034)	3,218	1,313	31,071
Construction	33,396	—	—	661	34,057
Land - acquisition & development	9,734	(65)	2,025	(2,306)	9,388
Total commercial loans	93,546	(4,099)	5,333	23	94,803
Consumer loans
Single-family residential	31,476	(65)	47	56	31,514
Construction - custom	1,976	(339)	—	247	1,884
Land - consumer lot loans	2,076	(215)	—	171	2,032
HELOC	1,082	—	1	4	1,087
Consumer	2,930	(34)	307	(501)	2,702
Total consumer loans	39,540	(653)	355	(23)	39,219
Total loans	$133,086	$(4,752)	$5,688	$—	$134,022

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nine Months Ended June 30, 2020	Beginning Allowance (Before ASC 326 Adoption)	Impact of ASC 326 Adoption	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance (After ASC 326 Adoption)
	(In thousands)
Commercial loans
Multi-family	$7,391	$3,013	$—	$498	$1,186	$12,088
Commercial real estate	13,170	(146)	(111)	1,581	1,313	15,807
Commercial & industrial	31,450	785	(3,213)	375	12,782	42,179
Construction	32,304	(9,536)	—	59	2,866	25,693
Land - acquisition & development	9,155	1,749	(11)	2,019	(2,271)	10,641
Total commercial loans	93,470	(4,135)	(3,335)	4,532	15,876	106,408
Consumer loans
Single-family residential	30,988	16,783	(75)	891	(1,438)	47,149
Construction - custom	1,369	1,511	—	—	456	3,336
Land - consumer lot loans	2,143	492	(147)	503	(320)	2,671
HELOC	1,103	945	—	95	445	2,588
Consumer	2,461	2,154	(838)	1,039	(1,619)	3,197
Total consumer loans	38,064	21,885	(1,060)	2,528	(2,476)	58,941
Total loans	$131,534	$17,750	$(4,395)	$7,060	$13,400	$165,349

Nine Months Ended June 30, 2019	Beginning Allowance (Before ASC 326 Adoption)	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance (Before ASC 326 Adoption)
	(In thousands)
Commercial loans
Multi-family	$8,329	$—	$—	$(1,046)	$7,283
Commercial real estate	11,852	(339)	860	631	13,004
Commercial & industrial	28,702	(4,499)	3,276	3,592	31,071
Construction	31,317	—	—	2,740	34,057
Land - acquisition & development	7,978	(65)	5,107	(3,632)	9,388
Total commercial loans	88,178	(4,903)	9,243	2,285	94,803
Consumer loans
Single-family residential	33,033	(238)	586	(1,867)	31,514
Construction - custom	1,842	(339)	—	381	1,884
Land - consumer lot loans	2,164	(336)	265	(61)	2,032
HELOC	781	(1,086)	45	1,347	1,087
Consumer	3,259	(506)	784	(835)	2,702
Total consumer loans	41,079	(2,505)	1,680	(1,035)	39,219
Total loans	$129,257	$(7,408)	$10,923	$1,250	$134,022

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Primarily due to the continued economic distress caused by the COVID-19 pandemic, the Company recorded a $10,800,000 provision for credit losses for the three months ended June 30, 2020, compared with no provision being recorded for the three months ended June 30, 2019. A provision for credit losses of $15,250,000 and $250,000 was recorded during the nine months ended June 30, 2020 and June 30, 2019, respectively. The relatively significant credit loss provisions for the three months ended and nine months ended June 30, 2020 are due to COVID-19 related factors including estimated impacts to the energy, hospitality, restaurant and senior living industries. Charge-offs, net of recoveries, totaled $1,702,000 for the three months ended June 30, 2020, compared to net recoveries of $936,000 during the three months ended June 30, 2019. Recoveries, net of charge-offs, totaled $2,665,000 for the nine months ended June 30, 2020, compared to net recoveries of $3,515,000 during the nine months ended June 30, 2019. No allowance was recorded as of June 30, 2020 for the $758,955,000 of PPP loans, which are included in the commercial & industrial loan category, due to the government guarantee.

Non-performing assets were $44,630,000, or 0.25% of total assets, at June 30, 2020, compared to $43,826,000, or 0.27% of total assets, at September 30, 2019. Non-accrual loans were $35,001,000 at June 30, 2020, compared to $33,731,000 at September 30, 2019. Delinquencies, as a percent of total loans, were 0.32% at June 30, 2020, compared to 0.29% at September 30, 2019.

The following table shows loans collectively and individually evaluated for impairment and the related allocation of general and specific reserves.

September 30, 2019	Loans Collectively Evaluated for Impairment			Loans Individually Evaluated for Impairment
	Allowance Allocation	Recorded Investment of Loans	Ratio	Allowance Allocation	Recorded Investment of Loans	Ratio
	(In thousands, except ratio data)			(In thousands, except ratio data)
Commercial loans
Multi-family	$7,387	$1,422,266	0.5%	$4	$385	1.0%
Commercial real estate	12,847	1,618,406	0.8	323	12,765	2.5
Commercial & industrial	31,358	1,266,913	2.5	92	1,805	5.1
Construction	32,304	1,164,889	2.8	—	—	—
Land - acquisition & development	9,135	160,964	5.7	20	230	8.7
Total commercial loans	93,031	5,633,438	1.7	439	15,185	2.9
Consumer loans
Single-family residential	30,988	5,822,200	0.5	—	17,978	—
Construction - custom	1,369	255,505	0.5	—	—	—
Land - consumer lot loans	2,143	95,574	2.2	—	375	—
HELOC	1,103	140,378	0.8	—	837	0.0
Consumer	2,461	129,527	1.9	—	50	0.0
Total consumer loans	38,064	6,443,184	0.6	—	19,240	—
Total loans	$131,095	$12,076,622	1.1%	$439	$34,425	1.3%

The Company has an asset quality review function that analyzes its loan portfolio and reports the results of the review to its Board of Directors on a quarterly basis. The single-family residential, HELOC and consumer portfolios are evaluated based on their performance as a pool of loans, since no single loan is individually significant or judged by its risk rating, size or potential risk of loss. The construction, land, multi-family, commercial real estate and commercial and industrial loans are risk rated on a loan by loan basis to determine the relative risk inherent in specific borrowers or loans. Based on that risk rating, the loans are assigned a grade and classified as described in Note D "Loans Receivable."

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides the amortized cost of loans receivable based on risk rating categories as previously defined.

June 30, 2020	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$1,478,551	$13,749	$17,537	$—	$—	$1,509,837
Commercial real estate	1,513,394	117,753	69,421	—	—	1,700,568
Commercial & industrial	1,941,389	59,747	136,344	982	—	2,138,462
Construction	1,217,628	91,519	25,801	—	—	1,334,948
Land - acquisition & development	134,243	15,573	2,418	—	—	152,234
Total commercial loans	6,285,205	298,341	251,521	982	—	6,836,049
Consumer loans
Single-family residential	5,426,365	—	26,059	—	—	5,452,424
Construction - custom	278,182	—	—	—	—	278,182
Land - consumer lot loans	98,976	—	279	—	—	99,255
HELOC	138,695	—	2,470	—	—	141,165
Consumer	91,685	—	15	—	—	91,700
Total consumer loans	6,033,903	—	28,823	—	—	6,062,726
Total	$12,319,108	$298,341	$280,344	$982	$—	$12,898,775

Total grade as a % of total loans	95.51%	2.31%	2.17%	0.01%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides gross loans receivable based on risk rating categories as previously defined.

September 30, 2019	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$1,418,837	$—	$3,837	$—	$—	$1,422,674
Commercial real estate	1,602,634	2,754	25,782	—	—	1,631,170
Commercial & industrial	1,229,891	18,125	20,679	—	—	1,268,695
Construction	2,038,052	—	—	—	—	2,038,052
Land - acquisition & development	200,283	—	3,824	—	—	204,107
Total commercial loans	6,489,697	20,879	54,122	—	—	6,564,698
Consumer loans
Single-family residential	5,808,444	—	26,750	—	—	5,835,194
Construction - custom	540,741	—	—	—	—	540,741
Land - consumer lot loans	98,828	—	866	—	—	99,694
HELOC	141,271	—	907	—	—	142,178
Consumer	129,872	—	11	—	—	129,883
Total consumer loans	6,719,156	—	28,534	—	—	6,747,690
Total gross loans	$13,208,853	$20,879	$82,656	$—	$—	$13,312,388

Total grade as a % of total gross loans	99.22%	0.16%	0.62%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides information on amortized cost of loans receivable based on borrower payment activity.

June 30, 2020	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$1,509,613	100.0%	$224	—%
Commercial real estate	1,697,152	99.8	3,416	0.2
Commercial & industrial	2,136,615	99.9	1,847	0.1
Construction	1,331,595	99.7	3,353	0.3
Land - acquisition & development	152,156	99.9	78	0.1
Total commercial loans	6,827,131	99.9	8,918	0.1
Consumer loans
Single-family residential	5,427,548	99.5	24,876	0.5
Construction - custom	278,182	100.0	—	—
Land - consumer lot loans	98,978	99.7	277	0.3
HELOC	140,299	99.4	866	0.6
Consumer	91,636	99.9	64	0.1
Total consumer loans	6,036,643	99.6	26,083	0.4
Total loans	$12,863,774	99.7%	$35,001	0.3%

The following table provides information on gross loans based on borrower payment activity.

September 30, 2019	Performing Loans		Non-Performing Loans
	Amount	% of Total Gross Loans	Amount	% of Total Gross Loans
	(In thousands, except ratio data)
Multi-family	$1,422,674	100.0%	$—	—%
Commercial real estate	1,625,335	99.6	5,835	0.4
Commercial & industrial	1,267,403	99.9	1,292	0.1
Construction	2,038,052	100.0	—	—
Land - acquisition & development	203,938	99.9	169	0.1
Single-family residential	5,809,923	99.6	25,271	0.4
Construction - custom	540,741	100.0	—	—
Land - consumer lot loans	99,448	99.8	246	0.2
HELOC	141,271	99.4	907	0.6
Consumer	129,872	100.0	11	0.0
Total loans	$13,278,657	99.7%	$33,731	0.3%

The following table provide information on impaired loan balances and the related allowances by loan types.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance		Average Recorded Investment (Year-To-Date)
	(In thousands)
Impaired loans with no related allowance recorded:
Multi-family	$—	$—	$—		$286
Commercial real estate	7,467	11,881	—		8,890
Commercial & industrial	1,114	5,312	—		7,168
Construction	—	—	—		1,172
Land - acquisition & development	78	143	—		290
Single-family residential	17,979	19,252	—		16,685
Construction - custom	—	—	—		251
Land - consumer lot loans	344	848	—		287
HELOC	837	931	—		597
Consumer	50	119	—		23
Total loans with no related allowance	27,869	38,486	—		35,649

Impaired loans with an allowance recorded:
Multi-family	385	385	4		418
Commercial real estate	4,168	5,298	323		5,160
Commercial & industrial	426	691	92		2,535
Construction	—	—	—		—
Land - acquisition & development	91	152	—		99
Single-family residential	112,042	114,609	2,208		125,976
Construction - custom	—	—	—		—
Land - consumer lot loans	3,556	3,695	20		4,324
HELOC	949	963	—		961
Consumer	60	282	—		65
Total loans with an allowance	121,677	126,075	2,647	(1)	139,538

Total impaired loans:
Multi-family	385	385	4		704
Commercial real estate	11,635	17,179	323		14,050
Commercial & industrial	1,540	6,003	92		9,703
Construction	—	—	—		1,172
Land - acquisition & development	169	295	—		389
Single-family residential	130,021	133,861	2,208		142,661
Construction - custom	—	—	—		251
Land - consumer lot loans	3,900	4,543	20		4,611
HELOC	1,786	1,894	—		1,558
Consumer	110	401	—		88
Total impaired loans	$149,546	$164,561	$2,647	(1)	$175,187

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis.

	June 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$669,905	$—	$669,905
Municipal bonds	—	38,041	—	38,041
Corporate debt securities	—	322,000	—	322,000
Mortgage-backed securities
Agency pass-through certificates	—	1,034,014	—	1,034,014
Total available-for-sale securities	—	2,063,960	—	2,063,960
Client swap program hedges	—	47,972	—	47,972
Total financial assets	$—	$2,111,932	$—	$2,111,932

Financial Liabilities
Client swap program hedges	$—	$47,972	$—	$47,972
Commercial loan fair value hedges	—	9,090	—	9,090
Mortgage loan fair value hedges	—	17,605	—	17,605
Borrowings cash flow hedges	—	25,235	—	25,235
Total financial liabilities	$—	$99,902	$—	$99,902

	September 30, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$270,778	$—	$270,778
Municipal bonds	—	22,642	—	22,642
Corporate debt securities	—	209,763	—	209,763
Mortgage-backed securities
Agency pass-through certificates	—	982,559	—	982,559
Total available-for-sale securities	—	1,485,742	—	1,485,742
Client swap program hedges	—	20,381	—	20,381
Mortgage loan fair value hedges	—	1,608	—	1,608
Total financial assets	$—	$1,507,731	$—	$1,507,731

Financial Liabilities
Client swap program hedges	$—	$20,381	$—	$20,381
Commercial loan fair value hedges	—	4,288	—	4,288
Borrowings cash flow hedges	—	7,877	—	7,877
Total financial liabilities	$—	$32,546	$—	$32,546

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as collateral dependent loans and real estate owned ("REO"). REO consists principally of properties acquired through foreclosure. From time to time, and on a nonrecurring basis, adjustments using fair value measurements are recorded to reflect increases or decreases based on the discounted cash flows, the current appraisal or estimated value of the collateral or REO property.

When management determines that the fair value of the collateral or the real estate owned requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the collateral dependent loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2020 included loans for which an allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at June 30, 2020 and June 30, 2019, and the total gains (losses) resulting from those fair value adjustments during the respective periods. The estimated fair value measurements are shown gross of estimated selling costs.

	June 30, 2020				Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$2,277	$2,277	$(3,260)	$(3,805)
Real estate owned (2)	—	—	3,882	3,882	(284)	(141)
Balance at end of period	$—	$—	$6,159	$6,159	$(3,544)	$(3,946)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent re-measurements of REO.

	June 30, 2019				Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Impaired loans (1)	$—	$—	$6,007	$6,007	$(4,383)	$(5,619)
Real estate owned (2)	—	—	3,084	3,084	(5)	394
Balance at end of period	$—	$—	$9,091	$9,091	$(4,388)	$(5,225)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent re-measurements of REO.
At June 30, 2020, there were $1,346,000 in foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $4,104,000.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		June 30, 2020		September 30, 2019
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$1,218,240	$1,218,240	$419,158	$419,158
Available-for-sale securities
U.S. government and agency securities	2	669,905	669,905	270,778	270,778
Municipal bonds	2	38,041	38,041	22,642	22,642
Corporate debt securities	2	322,000	322,000	209,763	209,763
Mortgage-backed securities
Agency pass-through certificates	2	1,034,014	1,034,014	982,559	982,559
Total available-for-sale securities		2,063,960	2,063,960	1,485,742	1,485,742
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	820,304	847,510	1,428,480	1,448,088
Commercial MBS	2	7,012	6,907	15,000	15,007
Total held-to-maturity securities		827,316	854,417	1,443,480	1,463,095

Loans receivable	3	12,733,426	13,318,026	11,930,575	12,617,600
FHLB and FRB stock	2	145,990	145,990	123,990	123,990
Other assets - client swap program hedges	2	47,972	47,972	20,381	20,381
Other assets - mortgage loan fair value hedges	2	—	—	1,608	1,608

Financial liabilities
Time deposits	2	4,209,146	4,200,715	4,906,963	4,937,847
FHLB advances	2	2,800,000	2,808,567	2,250,000	2,282,887
Other liabilities - client swap program hedges	2	47,972	47,972	20,381	20,381
Other liabilities - mortgage loan fair value hedges	2	17,605	17,605	—	—
Other liabilities - commercial loan fair value hedges	2	9,090	9,090	4,288	4,288
Other liabilities - borrowings cash flow hedges	2	25,235	25,235	7,877	7,877

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
The following tables provide details about the amortized cost and fair value of available-for-sale and held-to-maturity securities.

	June 30, 2020
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
5 to 10 years	$59,799	$416	$(2,203)	$58,012	1.26%
Over 10 years	616,095	74	(4,276)	611,893	1.18
Corporate debt securities due
Within 1 year	71,064	66	(63)	71,067	0.68
1 to 5 years	128,325	3,256	(849)	130,732	2.04
5 to 10 years	117,000	3,201	—	120,201	1.70
Municipal bonds due
1 to 5 years	1,453	41	—	1,494	—
Over 10 years	36,066	534	(53)	36,547	5.40
Mortgage-backed securities
Agency pass-through certificates	992,612	42,125	(723)	1,034,014	2.96
	2,022,414	49,713	(8,167)	2,063,960	2.20
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	820,304	27,206	—	847,510	3.16
Commercial MBS	7,012	—	(105)	6,907	1.06
	827,316	27,206	(105)	854,417	3.14
	$2,849,730	$76,919	$(8,272)	$2,918,377	2.47%

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

During the quarter ended March 31, 2020, as permitted in conjunction with the adoption of ASU 2019-04, the Company reclassified $374,680,000 of prepayable debt securities from held-to-maturity to available-for-sale. For available-for-sale investment securities, there were purchases of $684,292,000 during the nine months ended June 30, 2020 and purchases of $327,670,000 during the nine months ended June 30, 2019. There were sales totaling $204,351,000 of available-for-sale investment securities during the nine months ended June 30, 2020 and sales of $491,000 during the nine months ended June 30, 2019. For held-to-maturity investment securities, there were no purchases during the nine months ended June 30, 2020 and no purchases during the nine months ended June 30, 2019. There were no sales of held-to-maturity investment securities during either period. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.

The Company elected to exclude AIR from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS securities, AIR totaled $4,154,000 and $3,712,000 as of June 30, 2020 and September 30, 2019, respectively. For HTM debt securities, AIR totaled $2,126,000 and $3,716,000 as of June 30, 2020 and September 30, 2019, respectively. AIR is included in the “accrued interest receivable” line item on the Company’s consolidated statements of financial condition.
The following tables show the gross unrealized losses and fair value of securities as of June 30, 2020 and September 30, 2019, by length of time that individual securities in each category have been in a continuous loss position. There were 51 and 41 securities with an unrealized loss as of June 30, 2020 and September 30, 2019, respectively. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2020	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(200)	$71,304	$(712)	$49,288	$(912)	$120,592
Municipal bonds	(53)	9,905	—	—	(53)	9,905
U.S. government and agency securities	(2,647)	276,942	(3,832)	160,648	(6,479)	437,590
Mortgage-backed securities	(145)	49,214	(578)	103,179	(723)	152,393
	(3,045)	407,365	(5,122)	313,115	(8,167)	720,480
Held-to-maturity securities
Mortgage-backed securities	(105)	6,907	—	—	(105)	6,907
	$(3,150)	$414,272	$(5,122)	$313,115	$(8,272)	$727,387

September 30, 2019	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$—	$—	$(50)	$24,950	$(50)	$24,950
U.S. government and agency securities	(656)	152,715	(960)	77,391	(1,616)	230,106
Mortgage-backed securities	(148)	87,895	(976)	155,620	(1,124)	243,515
	(804)	240,610	(1,986)	257,961	(2,790)	498,571
Held-to-maturity securities
Mortgage-backed securities	—	—	(337)	115,182	(337)	115,182
	$(804)	$240,610	$(2,323)	$373,143	$(3,127)	$613,753

Substantially all of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities upon adoption of ASC 326 on October 1, 2019 or as of June 30, 2020.

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment upon adoption of ASC 326 on October 1, 2019 or as of June 30, 2020. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Corporate debt securities and municipal bonds are considered to have issuer(s) of high credit quality (rated AA or higher) and the decline in fair value is due to changes in interest rates and other market conditions. The issuer(s) continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bond(s) approach maturity.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at June 30, 2020 and September 30, 2019.

June 30, 2020	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$526,301	$47,972	Other liabilities	$526,301	$47,972
Commercial loan fair value hedges	Other assets	—	—	Other liabilities	93,316	9,090
Mortgage loan fair value hedges	Other assets	—	—	Other liabilities	500,000	17,605
Borrowings cash flow hedges	Other assets	—	—	Other liabilities	1,600,000	25,235
		$526,301	$47,972		$2,719,617	$99,902

September 30, 2019	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$425,607	$20,381	Other liabilities	$425,607	$20,381
Commercial loan fair value hedges	Other assets	—	—	Other liabilities	95,645	4,288
Mortgage loan fair value hedges	Other assets	200,000	1,608	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	—	—	Other liabilities	700,000	7,877
		$625,607	$21,989		$1,221,252	$32,546

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

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following tables present the impact of fair value hedge accounting on the carrying value of the hedged items at June 30, 2020 and September 30, 2019.

June 30, 2020
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
	(In thousands)
Loans receivable (1) (2)	$2,855,203	$26,830
	$2,855,203	$26,830

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At June 30, 2020, the

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

amortized cost basis of the closed loan portfolios used in the hedging relationships was $2,752,843,000, the cumulative basis adjustment associated with the hedging relationships was $17,605,000, and the amount of the designated hedged items was $500,000,000.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At June 30, 2020, the amortized cost basis of the hedged commercial loans was $102,360,000 and the cumulative basis adjustment associated with the hedging relationships was $9,225,000.

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

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. As of June 30, 2020, the maturities for hedges of adjustable rate borrowings ranged from less than one to ten years, with the weighted average being 6.9 years.

The following tables present the gain (loss) recognized in AOCI on derivative instruments related to cash flow hedges on borrowings for the periods presented.

(In thousands)	Three Months Ended June 30,
Amount of gain/(loss) recognized in AOCI	2020	2019
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$(8,045)	$(10,043)
Total pre-tax gain/(loss) recognized in AOCI	$(8,045)	$(10,043)

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Nine Months Ended June 30,
Amount of gain/(loss) recognized in AOCI	2020	2019
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$(17,358)	$(26,692)
Total pre-tax gain/(loss) recognized in AOCI	$(17,358)	$(26,692)

The following tables present the gain (loss) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the periods presented.

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$132,847	$(10,938)	$145,490	$(17,829)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$(306)		$50
Recognized on derivatives	(4,030)		(2,491)
Recognized on hedged items	3,999		2,489
Net income/(expense) recognized on fair value hedges	$(337)		$48

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$1,046		$(817)
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		—
Net income/(expense) recognized on cash flow hedges		$1,046		$(817)

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended June 30, 2020		Nine Months Ended June 30, 2019
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$413,543	$(37,963)	$423,616	$(52,566)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$(492)		$127
Recognized on derivatives	(24,014)		(6,409)
Recognized on hedged items	24,072		6,369
Net income/(expense) recognized on fair value hedges	$(434)		$87

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$1,330		$(2,222)
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		—
Net income/(expense) recognized on cash flow hedges		$1,330		$(2,222)

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the nine months ended June 30, 2020 and 2019 as the changes in fair value of the receive fixed swap and pay fixed swap offset each other.

The following tables present the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Three Months Ended June 30,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2020	2019
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(4,815)	$(11,091)
Receive fixed/pay floating swap	Other noninterest income	4,815	11,091
		$—	$—

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Nine Months Ended June 30,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2020	2019
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(27,591)	$(26,643)
Receive fixed/pay floating swap	Other noninterest income	27,591	26,643
		$—	$—

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H – Revenue from Contracts with Customers

Since net interest income on financial assets and liabilities is outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), a significant majority of our revenues are not subject to that guidance.

Revenue streams that are within the scope of ASC 606 are presented within non-interest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the new guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. In scope revenue streams represented approximately 4.8% of our total revenues for the nine months ended June 30, 2020, compared to 5.0% for the nine months ended June 30, 2019. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of non-interest income within the scope of the guidance include the following:

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The table below presents the Company’s operating lease right-of-use asset and the related lease liability.

(In thousands)	June 30, 2020
Operating lease asset	$29,132
Operating lease liability	$30,658

As of June 30, 2020, the Company’s operating leases have a weighted average remaining lease term of 8.8 years and a weighted average discount rate of 2.0%. Cash paid for amounts included in the measurement of the above operating lease liability was $4,898,000 for the nine months ended June 30, 2020. Right-of-use assets obtained in exchange for new operating lease liabilities during the same period were $4,298,000.

The following table presents the components of net lease costs, a component of Occupancy expense. The Company elected not to separate lease and non-lease components and instead account for them as a single lease component. Variable lease costs include subsequent increases in index-based rents and variable payments such as common area maintenance.

(In thousands)	Three Months Ended June 30,	Nine Months Ended June 30,
	2020	2020
Operating lease cost	$1,649	$4,922
Variable lease cost	413	968
Sublease income	(86)	(265)
Net lease cost	$1,976	$5,625

The following table shows future minimum payments for operating leases as of June 30, 2020 for the respective periods.

(In thousands)	Year ending September 30,

remainder of 2020	$1,527
2021	5,865
2022	5,372
2023	4,793
2024	4,016
Thereafter	12,083
Total minimum payments	33,656
Amounts representing interest	(2,998)
Present value of minimum lease payments	$30,658

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

Financial Instruments with Off-Balance Sheet Risk - The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $2,235,184,000 and $2,379,089,000 at June 30, 2020 and September 30, 2019, respectively. The reserve was $19,500,000 as of June 30, 2020, which is an increase from $6,900,000 at September 30, 2019. See Note A "Summary of Significant Accounting Policies" for details regarding the reserve methodology.

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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this report, including under Item 1A. “Risk Factors,” the Risk Factors included in the Company’s 2019 Form 10-K for the year ended September 30, 2019, and in any of the Company's other subsequent Securities and Exchange Commission ("SEC") filings, which could cause the Company's future results to differ materially from the plans, objectives, goals, estimates, intentions and expectations expressed in forward-looking statements:
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
•legislative and regulatory limitations, including those arising under the Dodd-Frank Act and potential limitations in the manner in which the Company conducts its business and undertakes new investments and activities;
•the ability of the Company to obtain external financing to fund its operations or obtain this financing on favorable terms;
•changes in other economic, competitive, governmental, regulatory and technological factors affecting the Company's markets, operations, pricing, products, services and fees;
•the success of the Company at managing the risks involved in the remediation efforts associated with its Bank Secrecy Act ("BSA") program, costs of enhancements to the Bank’s BSA program are greater than anticipated; and governmental authorities undertake enforcement actions or legal proceedings with respect to the Bank’s BSA program beyond those contemplated by the Consent Order, and the potential impact of such matters on the success, timing and ability to pursue the Company’s growth or other business initiatives;
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

CRITICAL ACCOUNTING POLICIES

The Company has determined that the only accounting policy critical to an understanding of the consolidated financial statements of Washington Federal relates to the methodology for determining the amount of the allowance for credit losses (“ACL”). The Company maintains an allowance based on the expected credit losses over the contractual life of the loan portfolio as well as unfunded loan commitments. The allowance is based on ongoing, quarterly assessments by management.

The ACL consists of the allowance for loan losses and the reserve for unfunded commitments. In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASC 326”). The ASC, as amended is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments that are not accounted for at fair value through net income.

The Company early adopted ASC 326 during its third fiscal quarter and based on the application of the modified retrospective method it became effective on October 1, 2019 for all financial assets measured at amortized cost (primarily loans receivable and held-to-maturity debt securities) and off-balance-sheet credit exposures. Results for reporting periods beginning after October 1, 2019 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a decrease to retained earnings of $21,945,000 as of October 1, 2019 for the cumulative effect of adopting ASC 326.

As a result of our adoption of ASC 326, our methodology for estimating the ACL changed significantly from September 30, 2019. The adoption of this standard affects all interim periods for fiscal year 2020, and results in a determination of an adoption impact as of October 1, 2019. The standard replaced the “incurred loss” approach with an “expected loss” approach known as current expected credit loss (“CECL”). The CECL methodology requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures) and it removes the incurred loss methodology’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was deemed to be “incurred.”

The estimate of expected credit losses under the CECL methodology is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. We then consider whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was based. Finally, we consider forecasts about future economic conditions or changes in collateral values that are reasonable and supportable.

Management’s determination of the amount of the ACL is a critical accounting estimate as it requires significant reliance on the credit risk we ascribe to individual borrowers, the use of estimates and significant judgment as to the amount and timing of expected future cash flows on criticized loans, significant reliance on historical loss rates on homogenous portfolios, consideration of our quantitative and qualitative evaluation of past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts.

Going forward, the impact of utilizing the CECL methodology to calculate the ACL will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility in our reported earnings. See Notes A, B, D and E to the Consolidated Financial Statements and the “Asset Quality and Allowance for Credit Losses” section below for more information on loans receivable and the allowance for credit losses.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
ASSET QUALITY & ALLOWANCE FOR CREDIT LOSSES

The Company maintains an ACL for the expected credit losses over the contractual life of the loan portfolio as well as unfunded loan commitments. The amount of ACL is based on ongoing, quarterly assessments by management.

The ACL consists of the allowance for loan losses and the reserve for unfunded commitments. The estimate of expected credit losses under the CECL methodology is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. We then consider whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period that historical experience was based for each loan type. Finally, we consider forecasts about future economic conditions or changes in collateral values that are reasonable and supportable.

Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its ACL. The Company has designated two loan portfolio segments, commercial loans and consumer loans. These loan portfolio segments are further disaggregated into classes, which represent loans of similar type, risk characteristics, and methods for monitoring and assessing credit risk. The commercial loan portfolio segment is disaggregated into five classes: multi-family, commercial real estate, commercial and industrial, construction, and land acquisition and development. The risk of loss for the commercial loan portfolio segment is generally most indicated by the credit risk rating assigned to each borrower. Commercial loan risk ratings are determined by experienced senior credit officers based on specific facts and circumstances and are subject to periodic review by an independent internal team of credit specialists. The consumer loan portfolio segment is disaggregated into five classes: single-family-residential mortgage, custom construction, consumer lot loans, home equity lines of credit, and other consumer. The risk of loss for the consumer loan portfolio segment is generally most indicated by delinquency status and general economic factors. Each commercial and consumer loan portfolio class may also be further segmented based on risk characteristics.

For most of our loan portfolio classes, the historical loss experience is determined using a cohort methodology. This method pools loans into groups (“cohorts”) sharing similar risk characteristics and tracks each cohort’s net charge-offs over the lives of the loans to calculate a historical loss rate. The historical loss rates for each cohort are then averaged to calculate an overall historical loss rate which is applied to the current loan balance to arrive at the quantitative baseline portion of the allowance for credit losses for the respective loan portfolio class. For certain loan portfolio classes, the Company determined there was not sufficient historical loss information to calculate a meaningful historical loss rate using the cohort methodology. For any such loan portfolio class, the weighted-average remaining maturity (“WARM”) methodology is being utilized until sufficient historical loss data is obtained. The WARM method multiplies an average annual loss rate by the expected remaining life of the loan pool to arrive at the quantitative baseline portion of the allowance for credit losses for the respective loan portfolio class.

The Company also considers qualitative adjustments to the historical loss rate for each loan portfolio class. The qualitative adjustments for each loan class consider the conditions over the period from which historical loss experience was based and are split into two components: 1) asset or class specific risk characteristics or current conditions at the reporting date related to portfolio credit quality, remaining payments, volume and nature, credit culture and management, business environment or other management factors and 2) reasonable and supportable forecast of future economic conditions and collateral values.

The Company performs a quarterly asset quality review which includes a review of forecasted gross charge-offs and recoveries, nonperforming assets, criticized loans, risk rating migration, delinquencies, etc. The asset quality review is performed by management and the results are used to consider a qualitative overlay to the quantitative baseline. The second qualitative adjustment noted above, economic conditions and collateral values, encompasses a one-year reasonable and supportable forecast period. The overlay adjustment for the reasonable and supportable forecast assumes an immediate reversion after the one-year forecast period to historical loss rates for the remaining life of the respective loan pool.

When management deems it to be appropriate, the Company establishes a specific reserve for individually evaluated loans that do not share similar risk characteristics with the loans included in each respective loan pool. These individually evaluated loans are removed from their respective pools and typically represent collateral dependent loans but may also include other non-performing loans or troubled debt restructurings (“TDRs”). In addition, the Company individually evaluates “reasonably expected” TDRs, which are identified by the Company as a loan expected to be classified as a TDR within the next six months. Management judgment is utilized to make this determination.

The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws,

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.
INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of transaction and savings accounts is 68% of total deposits as of June 30, 2020 while the composition of the investment securities portfolio is 37% variable and 63% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $827,316,000 of mortgage-backed securities that it has designated as held-to-maturity and are carried at amortized cost. As of June 30, 2020, the net unrealized gain on these securities was $27,101,000. The Company has $2,063,960,000 of available-for-sale securities that are carried at fair value. As of June 30, 2020, the net unrealized gain on these securities was $41,546,000. The Company has executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized loss on these interest rate swaps as of June 30, 2020 was $25,235,000. All of the above are pre-tax net unrealized gains or losses.

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

As of June 30, 2020, in the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would increase by 3.0% in the next year. This compares to an estimated increase of 1.4% as of the September 30, 2019 analysis. The change is primarily due to fluctuating interest rates and the impact to expected prepayment speeds as well as shifts in the mix of fixed versus adjustable rate assets and updated deposit betas used for transaction deposits in the Company's asset liability management model. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long term rates over two years would result in a net interest income increase of 0.5% in the first year and increase of 0.6% in the second year assuming a constant balance sheet and no management intervention. We have not provided an estimate of any impact on net interest income of a decrease in interest rates at June 30, 2020 as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their historical minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further assuming U.S. market interest rates continue to remain above zero percent. Sustained negative interest rates for an economy with the size and complexity of the United States would likely lead to broad macroeconomic impacts that are difficult to foresee. While there is a possibility that U.S market interest rates could fall below zero percent, this has not occurred in the United States.

NPV Sensitivity - NPV is an estimate of the market value of shareholders' equity. NPV is calculated as the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of NPV to changes in interest rates provides a view of interest rate risk as it incorporates all future expected cash flows. As of June 30, 2020, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decrease by $1,348,000 or 0.1% and the NPV to total assets ratio to increase to 14.8% from a base of 14.0%. As of September 30, 2019, the NPV in the event of a 200 basis point increase in rates was estimated to decline by $257,638,000 or 10.5% and the NPV to total assets ratio to decline to 13.9% from a base of 14.6%. The change in NPV sensitivity is due primarily to the drop in interest rates that has impacted asset prices as well as sensitivity to expected prepayment speeds on fixed rate loans and mortgage-backed securities as of June 30, 2020.
Interest Rate Spread - The interest rate spread is measured as the difference between the rate on total loans and investments and the rate on costing liabilities at the end of each period. The interest rate spread decreased to 2.48% at June 30, 2020 from 2.80% at September 30, 2019. The spread compression of 32 basis points is primarily due to the decrease in short-term interest rates, which resulted in a lower rate on interest earning assets partially offset by a lower rate on interest-bearing liabilities. Additionally, a higher cash balance of $1,218,240,000 and $758,955,000 of Small Business Association Payroll Protection Program ("PPP") loans, which carry a 1% note rate, as of June 30, 2020 contributed to spread compression. As of June 30,

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
2020, the weighted average rate on interest-earning assets decreased by 89 basis points to 3.21% compared to September 30, 2019, while the weighted average rate on interest-bearing liabilities decreased by 57 basis points to 0.73%. The interest rate spread decreased to 2.48% at June 30, 2020 from 2.82% at June 30, 2019 due to the same factors described above.
Net Interest Margin - Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin decreased to 2.82% for the quarter ended June 30, 2020 from 3.18% for the quarter ended June 30, 2019. The yield on interest-earning assets decreased 89 basis points to 3.61% and the cost of interest-bearing liabilities decreased 61 basis points to 0.95% over that same period. The lower yield on interest-earning assets is the result of the decrease in short-term interest rates, which resulted in a lower rate being earned on cash and adjustable rate loans and investment securities. Additionally, the balance of cash was relatively high at $1,218,240,000 as of June 30, 2020 and there were origination of $781,574,000 in PPP loans, which carry a 1% note rate, during the quarter. The lower rate in interest-bearing liabilities was primarily due lower rates paid on FHLB advances as well as a decrease in rates on interest-bearing deposits.
The following tables set forth the information explaining the changes in the net interest margin for the period indicated compared to the same period one year ago.

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$12,470,824	$132,847	4.27%	$11,925,478	$145,490	4.89%
Mortgaged-backed securities	1,931,826	10,843	2.25	2,563,070	18,719	2.93
Cash & Investments	2,093,966	4,697	0.90	696,640	5,956	3.43
FHLB & FRB stock	152,122	1,322	3.49	138,144	1,661	4.82
Total interest-earning assets	16,648,738	149,709	3.61%	15,323,332	171,826	4.50%
Other assets	1,294,675			1,139,374
Total assets	$17,943,413			$16,462,706

Liabilities and Equity
Interest-bearing customer accounts	$10,692,697	$21,393	0.80%	$10,269,115	$32,331	1.26%
FHLB advances	2,953,297	10,938	1.49	2,603,846	17,829	2.75
Total interest-bearing liabilities	13,645,994	32,331	0.95%	12,872,961	50,160	1.56%
Noninterest-bearing customer accounts	2,045,305			1,455,726
Other liabilities	262,108			117,299
Total liabilities	15,953,407			14,445,986
Shareholders' equity	1,990,006			2,016,720
Total liabilities and equity	$17,943,413			$16,462,706
Net interest income		$117,378			$121,666
Net interest margin (NIM)			2.82%			3.18%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

	Nine Months Ended June 30, 2020			Nine Months Ended June 30, 2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$12,094,760	$413,543	4.55%	$11,763,084	$423,616	4.81%
Mortgaged-backed securities	2,162,949	40,796	2.51	2,576,494	57,254	2.97
Cash & Investments	1,272,290	15,402	1.61	667,378	16,230	3.25
FHLB & FRB stock	132,973	4,410	4.42	136,342	4,930	4.83
Total interest-earning assets	15,662,972	474,151	4.03%	15,143,298	502,030	4.43%
Other assets	1,229,433			1,154,381
Total assets	$16,892,405			$16,297,679

Liabilities and Equity
Interest-bearing customer accounts	$10,415,777	$81,512	1.04%	$10,148,122	$88,576	1.17%
FHLB advances	2,474,562	37,963	2.04	2,558,791	52,566	2.75
Other liabilities	26	—	—	—	—	—
Total interest-bearing liabilities	12,890,365	119,475	1.23%	12,706,913	141,142	1.49%
Noninterest-bearing customer accounts	1,765,024			1,439,305
Other liabilities	226,965			147,626
Total liabilities	14,882,354			14,293,844
Shareholders' equity	2,010,051			2,003,835
Total liabilities and equity	$16,892,405			$16,297,679
Net interest income		$354,676			$360,888
Net interest margin (NIM)			3.02%			3.18%

As of June 30, 2020, total assets had increased by $1,700,194,000 to $18,175,104,000 from $16,474,910,000 at September 30, 2019. During the nine months ended June 30, 2020, cash and cash equivalents increased by $799,082,000 and loans receivable increased $802,851,000.
Cash and cash equivalents of $1,218,240,000 and shareholders’ equity of $1,990,509,000 as of June 30, 2020 provide management with flexibility in managing interest rate risk going forward.

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
The Company is actively working with its borrowers to modify consumer mortgage and commercial loans to provide payment deferrals as a result of the COVID-19 pandemic. The terms of the payment deferrals are generally 90 days for consumer mortgage loans and up to 180 days for commercial loans. As of June 30, 2020, 1,192 mortgage loans totaling $346,000,000 and 196 commercial loans totaling $416,000,000 had been modified. These loans are not considered past due until after the deferral period is over and scheduled payments have resumed. In addition, the Company participated in the Small Business Administration’s Paycheck Protection Program. This program came about through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) passed by Congress to help small businesses keep their employees employed through the COVID-19 shelter in place orders. The Company assisted over 6,500 businesses with more than $780,000,000 in PPP loans.
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
The Company's cash and cash equivalents totaled $1,218,240,000 at June 30, 2020, an increase from $419,158,000 at September 30, 2019. These amounts include the Bank's operating cash.
The Company’s shareholders' equity at June 30, 2020 was $1,990,509,000, or 10.95% of total assets. This is a decrease of $42,486,000 from September 30, 2019 when net worth was $2,032,995,000, or 12.34% of total assets. The Company’s shareholders' equity was impacted in the nine months ended June 30, 2020 by net income of $139,095,000, the payment of $49,935,000 in cash dividends, treasury stock purchases of $112,129,000, as well as an other comprehensive loss of $2,732,000. The ratio of tangible capital to tangible assets at June 30, 2020 was 9.40%. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
Washington Federal, Inc. and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company's financial statements.
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

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

June 30, 2020
Common Equity Tier I risk-based capital ratio:
The Company	$1,667,905	13.12%	4.50%	NA
The Bank	1,625,436	12.78%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,667,905	13.12%	6.00%	NA
The Bank	1,625,436	12.78%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,827,114	14.37%	8.00%	NA
The Bank	1,784,715	14.03%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,667,905	9.48%	4.00%	NA
The Bank	1,625,436	9.24%	4.00%	5.00%

September 30, 2019
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,710,147	14.30%	4.50%	NA
The Bank	1,666,426	13.93%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,710,147	14.30%	6.00%	NA
The Bank	1,666,426	13.93%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,848,581	15.45%	8.00%	NA
The Bank	1,804,860	15.09%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,710,147	10.51%	4.00%	NA
The Bank	1,666,426	10.24%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents - Cash and cash equivalents are $1,218,240,000 at June 30, 2020, an increase of $799,082,000, or 190.6%, since September 30, 2019. The increase is primarily due to deposit growth as well as FHLB advances being $550,000,000 higher.

Available-for-sale and held-to-maturity investment securities - Available-for-sale securities increased $578,218,000, or 38.9%, during the nine months ended June 30, 2020, mostly due to $374,680,000 of securities reclassified from held-to-maturity pursuant to the adoption of ASU 2019-04 and purchases of $684,292,000, partially offset by sales of $204,351,000 as well as principal repayments and maturities of $301,319,000. During the same period, the balance of held-to-maturity securities decreased by $616,164,000 primarily due to $374,680,000 of securities reclassified to available-for-sale pursuant to the adoption of ASU 2019-04 and principal pay-downs and maturities of $237,895,000. As of June 30, 2020, the Company had a

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
net unrealized gain on available-for-sale securities of $41,546,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

The Company adopted ASC 326 and the current expected credit loss (“CECL”) model effective on October 1, 2019 with application to all interim periods in fiscal year 2020. Substantially all of the Company’s held-to-maturity and available-for-sale debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The Company did not record an allowance for credit losses for held-to-maturity securities upon adoption of ASC 326 or as of June 30, 2020 as the investment portfolio consists primarily of U.S. government agency mortgage-backed securities that management deems to have immaterial risk of loss. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios as well as the economic conditions at future reporting periods. The Company does not believe that any of its available-for-sale debt securities had credit loss impairment upon adoption of ASC 326 on October 1, 2019 or as of June 30, 2020, therefore, no allowance was recorded.

Loans receivable - Loans receivable, net of related contra accounts, increased by $802,851,000 to $12,733,426,000 at June 30, 2020, compared to $11,930,575,000 at September 30, 2019. The increase was primarily the net result of originations of $4,725,014,000 and loan principal repayments of $3,753,348,000. Included in the current year originations are $781,574,000 of PPP loans. Commercial loan originations accounted for 76% of total originations and consumer loan originations were 24% during the period. The mix of loan originations is consistent with management's strategy during low rate environments to produce more construction, multifamily, commercial real estate, and commercial and industrial loans that generally have adjustable interest rates or a shorter duration.
The following table shows the loan portfolio by category and the change.

	June 30, 2020		September 30, 2019		Change
	(In thousands)		(In thousands)		$	%
Commercial loans
Multi-family	$1,510,099	10.6%	$1,422,674	10.7%	$87,425	6.1%
Commercial real estate	1,707,893	11.9	1,631,170	12.3	76,723	4.7
Commercial & industrial (1)	2,158,000	15.1	1,268,695	9.5	889,305	70.1
Construction	2,328,987	16.3	2,038,052	15.3	290,935	14.3
Land - acquisition & development	195,212	1.4	204,107	1.5	(8,895)	(4.4)
Total commercial loans	7,900,191	55.2	6,564,698	49.3	1,335,493	20.3
Consumer loans
Single-family residential	5,461,605	38.2	5,835,194	43.8	(373,589)	(6.4)
Construction - custom	607,329	4.2	540,741	4.1	66,588	12.3
Land - consumer lot loans	100,102	0.7	99,694	0.7	408	0.4
HELOC	140,636	1.0	142,178	1.1	(1,542)	(1.1)
Consumer	91,495	0.6	129,883	1.0	(38,388)	(29.6)
Total consumer loans	6,401,167	44.8	6,747,690	50.7	(346,523)	(5.1)
Total gross loans	14,301,358	100%	13,312,388	100%	988,970	7.4
Less:
Allowance for credit losses on loans	165,349		131,534		33,815	25.7
Loans in process	1,353,774		1,201,341		152,433	12.7
Net deferred fees, costs and discounts	48,809		48,938		(129)	(0.3)
Total loan contra accounts	1,567,932		1,381,813		186,119	13.5
Net loans	$12,733,426		$11,930,575		$802,851	6.7%
(1) Includes $758,955,000 of SBA Payroll Protection Program loans as of June 30, 2020.

Non-performing assets - Non-performing assets increased $804,000 during the nine months ended June 30, 2020 to $44,630,000 from $43,826,000 at September 30, 2019. The change is due to a $1,270,000 increase in non-accrual loans and $825,000 decline in real estate owned ("REO"). Non-performing assets as a percentage of total assets was 0.25% at June 30, 2020 compared to 0.27% at September 30, 2019.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
The following table sets forth information regarding troubled debt restructured loans and non-performing assets.

	June 30, 2020		September 30, 2019
	($ in thousands)
Troubled debt restructured loans:
Multi - family	$310	0.3%	$385	0.3%
Commercial real estate	1,849	1.9	4,168	3.4
Commercial & industrial	433	0.4	425	0.3
Construction	—	—	—	—
Land - acquisition & development	78	0.1	90	0.1
Single-family residential	91,290	93.1	111,886	92.0
Construction - custom	—	—	—	—
Land - consumer lot loans	3,206	3.3	3,714	3.1
HELOC	835	0.9	949	0.8
Consumer	55	—	60	—
Total restructured loans (1)	$98,056	100%	$121,677	100%
Non-accrual loans:
Multi - family	$224	0.6%	$—	—%
Commercial real estate	3,416	9.8	5,835	17.3
Commercial & industrial	1,847	5.3	1,292	3.8
Construction	3,353	9.6	—	—
Land - acquisition & development	78	0.2	169	0.5
Single-family residential	24,876	71.1	25,271	74.9
Construction - custom	—	—	—	—
Land - consumer lot loans	277	0.8	246	0.7
HELOC	866	2.5	907	2.7
Consumer	64	0.2	11	—
Total non-accrual loans	35,001	100%	33,731	100%
Real estate owned	5,956		6,781
Other property owned	3,673		3,314
Total non-performing assets	$44,630		$43,826
Total non-performing assets and performing restructured loans as a percentage of total assets	0.77%		0.97%
Total Assets
(1) Restructured loans were as follows:
Performing	$95,093	97.0%	$116,659	95.9%
Non-performing (included in non-accrual loans above)	2,963	3.0	5,018	4.1
	$98,056	100%	$121,677	100%

For the nine months ended June 30, 2020, the Company recognized $2,513,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $1,047,000 for the same period had these loans performed according to their original contract terms. Recognized interest income for the nine months ended June 30, 2020 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. In addition to the non-accrual loans reflected in the above table, the Company had $7,360,000 of loans that were less than 90 days delinquent at June 30, 2020 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 0.81% at June 30, 2020.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 93.1% of restructured loans as of June 30, 2020. The concession for these loans is typically a payment reduction through a rate reduction of 100 to 200 bps for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period.

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

A loan that defaults and is subsequently modified would impact the Company’s delinquency trend, which is part of the qualitative risk factors component of the allowance for credit losses calculation. Any modified loan that re-defaults and is charged-off would impact the historical loss factors component of the Company's general reserve calculation.

Allowance for credit losses - As a result of the adoption of ASC 326 in the third fiscal quarter, with an effective date of October 1, 2019, there is a lack of comparability in both the reserves and provisions for credit losses for the periods presented. Results for reporting periods beginning after October 1, 2019 are presented using the CECL methodology, while comparative period information continues to be reported in accordance with the incurred loss methodology in effect for prior fiscal years. The following table shows the Company’s allowance for credit losses.

	September 30, 2019	CECL Adoption Impact	October 1, 2019	June 30, 2020
(In thousands)
Allowance for credit losses:
Commercial loans
Multi-family	$7,391	$3,013	$10,404	$12,088
Commercial real estate	13,170	(146)	13,024	15,807
Commercial & industrial	31,450	785	32,235	42,179
Construction	32,304	(9,536)	22,768	25,693
Land - acquisition & development	9,155	1,749	10,904	10,641
Total commercial loans	93,470	(4,135)	89,335	106,408
Consumer loans
Single-family residential	30,988	16,783	47,771	47,149
Construction - custom	1,369	1,511	2,880	3,336
Land - consumer lot loans	2,143	492	2,635	2,671
HELOC	1,103	945	2,048	2,588
Consumer	2,461	2,154	4,615	3,197
Total consumer loans	38,064	21,885	59,949	58,941
Total allowance for loan losses	131,534	17,750	149,284	165,349
Reserve for unfunded commitments	6,900	10,750	17,650	19,500
Total allowance for credit losses	$138,434	$28,500	$166,934	$184,849

No allowance was recorded as of June 30, 2020 for the $758,955,000 of SBA Payroll Protection Program loans, which are included in commercial & industrial, due to the government guarantee. Management believes the allowance for credit losses of $184,849,000, or 1.29% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
commitments. See Note E and Note I for further details of the allowance for loan losses and reserve for unfunded commitments as of and for the period ended June 30, 2020.

Real estate owned - REO decreased during the nine months ended June 30, 2020 by $825,000 to $5,956,000, primarily due to sales of REO properties during the period.

Intangible assets - Intangible assets increased to $310,458,000 as of June 30, 2020 from $309,247,000 as of September 30, 2019. The increase was due to purchases of small insurance agencies, partially offset by amortization of finite-lived intangible assets.

Customer accounts - Customer accounts increased $1,118,830,000, or 9.3%, to $13,109,594,000 at June 30, 2020 compared with $11,990,764,000 at September 30, 2019. The increase was primarily a result of PPP lending activity as the resulting customer funds were placed into deposit accounts.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	June 30, 2020			September 30, 2019
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$2,235,689	17.1%	—%	$1,621,343	13.5%	—%
Interest checking	2,410,041	18.4	0.18	1,984,576	16.6	0.61
Savings	832,383	6.3	0.11	753,574	6.3	0.13
Money market	3,422,335	26.1	0.41	2,724,308	22.7	0.82
Time deposits	4,209,146	32.1	1.32	4,906,963	40.9	1.91
Total	$13,109,594	100%	0.57%	$11,990,764	100%	1.08%

FHLB advances and other borrowings - Total borrowings totaled $2,800,000,000 as of June 30, 2020, an increase from $2,250,000,000 as of September 30, 2019. The increase is a result of $1,000,000,000 in new FHLB advances offset by repayments of FHLB advances. The weighted average rate for FHLB borrowings was 1.49% as of June 30, 2020 and 2.49% at September 30, 2019. The decrease is primarily due to lower rates on new FHLB advances and repayment of advances with higher rates.

Shareholders' equity - The Company’s total shareholders' equity at June 30, 2020 was $1,990,509,000, or 10.95% of total assets. This was a decrease of $42,486,000 from the September 30, 2019 total of $2,032,995,000, or 12.34% of total assets. The Company’s equity was impacted in the nine months ended June 30, 2020 by net income of $139,095,000, the payment of $49,935,000 in cash dividends, treasury stock purchases of $112,129,000, as well as an other comprehensive loss of $2,732,000.

RESULTS OF OPERATIONS

Net Income - The Company recorded net income of $34,852,000 for the three months ended June 30, 2020 compared to $53,854,000 for the prior year quarter. The Company recorded net income of $139,095,000 for the nine months ended June 30, 2020 compared to $157,894,000 for the same period one year ago.

Net Interest Income - For the three months ended June 30, 2020, net interest income was $117,378,000, which is $4,288,000 lower than the same quarter of the prior year. Net interest margin was 2.82% for the quarter ended June 30, 2020 compared to 3.18% for the quarter ended June 30, 2019. The decrease in net interest income and compression in net interest margin was primarily due to the yield on earning assets decreasing by 89 basis points to 3.61% and the cost of interest bearing liabilities decreasing by 61 basis points to 0.95% over that same period. The lower yield on earning assets is the result of the decrease in short-term interest rates, which resulted in a lower rate being earned on cash and adjustable rate loans and investment securities. Additionally, the balance of cash was relatively high at $1,218,240,000 as of June 30, 2020 and there were origination of $781,574,000 in PPP loans, which carry a 1% note rate, during the quarter. The lower rate in interest-bearing liabilities was primarily due to the decrease in short-term interest rates resulting in lower rates on new FHLB advances and interest-bearing

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
deposits. For the nine months ended June 30, 2020, net interest income was $354,676,000, which is $6,212,000 lower than the same period of the prior year. Net interest margin was 3.02% for the nine months ended June 30, 2020 compared to 3.18% for the same period for the prior year. The changes period over period are primarily due to the aforementioned factors.

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
Rate / Volume Analysis:

	Comparison of Three Months Ended 6/30/20 and 6/30/19			Comparison of Nine Months Ended 6/30/20 and 6/30/19
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans receivable	$6,444	$(19,087)	$(12,643)	$12,271	$(22,344)	$(10,073)
Mortgaged-backed securities	(4,060)	(3,816)	(7,876)	(8,374)	(8,084)	(16,458)
Investments (1)	6,539	(8,137)	(1,598)	11,328	(12,676)	(1,348)
All interest-earning assets	8,923	(31,040)	(22,117)	15,225	(43,104)	(27,879)
Interest expense:
Customer accounts	3,068	(14,006)	(10,938)	4,896	(11,960)	(7,064)
FHLB advances and other borrowings	2,151	(9,042)	(6,891)	(1,653)	(12,950)	(14,603)
All interest-bearing liabilities	5,219	(23,048)	(17,829)	3,243	(24,910)	(21,667)
Change in net interest income	$3,704	$(7,992)	$(4,288)	$11,982	$(18,194)	$(6,212)
___________________
(1)Includes interest on cash equivalents and dividends on FHLB & FRB stock.
Provision (Release) for Credit Losses - Primarily due to the continued economic distress caused by the COVID-19 pandemic, the Company recorded a $10,800,000 provision for credit losses for the three months ended June 30, 2020, compared with no provision being recorded for the three months ended June 30, 2019. A provision for credit losses of $15,250,000 and $250,000 was recorded during the nine months ended June 30, 2020 and June 30, 2019, respectively. The relatively significant credit loss provisions for the three months ended and nine months ended June 30, 2020 are due to COVID-19 related factors including estimated impacts to the energy, hospitality, restaurant and senior living industries. Charge-offs, net of recoveries, totaled $1,702,000 for the three months ended June 30, 2020, compared to net recoveries of $936,000 during the three months ended June 30, 2019. Recoveries, net of charge-offs, totaled $2,665,000 for the nine months ended June 30, 2020, compared to net recoveries of $3,515,000 during the nine months ended June 30, 2019.

Other Income - The three months ended June 30, 2020 results include total other income of $13,274,000 compared to $14,042,000 for the same period one year ago, a $768,000 decrease. The decrease was primarily due to deposit fee income being $779,000 lower as transaction activity remains depressed due to the pandemic. The nine months ended June 30, 2020 results include total other income of $75,889,000 compared to $45,861,000 for the same period one year ago, a $30,028,000 increase. The increase is primarily due to the nine months ended June 30, 2020 including a gain of $32,600,000 on sales of fixed assets, while the nine months ended June 30, 2019 included a net gain of $6,400,000 recognized on the sale and valuation adjustments of fixed assets.

Other Expense - Other expenses have increased as a result of ongoing investments in people, process and technology with the objective of growing market share and ultimately earnings. The three months ended June 30, 2020 results include total other expense of $75,323,000 compared to $70,898,000 for the same period one year ago, a $4,425,000 increase. Compensation and benefits costs increased by $1,761,000, or 5.1%, over the prior year quarter primarily due to a 5.1% rise in headcount, including growth in our compliance program, and higher paying positions to advance our digital and technology initiatives. Information technology costs increased by $2,219,000, primarily due to continued investments in new systems hardware and software. The nine months ended June 30, 2020 results include total other expense of $237,391,000 compared to $210,537,000 for the same period one year ago, a $26,854,000 increase. The increase is primarily due to information technology being higher by $13,031,000 which was largely from a $6,431,000 impairment charge on systems hardware and software. In addition, compensation and benefits costs increased by $10,352,000 primarily due to the aforementioned factors. The number of staff,

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
including part-time employees on a full-time equivalent basis, increased by 5.1% to 2,062 at June 30, 2020 from 1,962 at June 30, 2019. Total other expense for the nine months ended June 30, 2020 and June 30, 2019 equaled 1.87% and 1.72%, respectively, of average assets.

Gain (Loss) on Real Estate Owned - Results for the three months ended June 30, 2020 include a net loss on real estate owned of $219,000, compared to a net gain of $353,000 for the prior year quarter. Results for the nine months ended June 30, 2020 include a net loss on real estate owned of $1,074,000, compared to a net gain of $1,481,000 for the same period one year ago.

Income Tax Expense - Income tax expense totaled $9,458,000 for the three months ended June 30, 2020, compared to $11,309,000 for the prior year quarter. Income tax expense totaled $37,755,000 for the nine months ended June 30, 2020, compared to $39,549,000 for the same period one year ago. The effective tax rate for the nine months ended June 30, 2020 was 21.35% compared to 20.03% for the nine months ended June 30, 2019. The effective tax rate for the nine months ended June 30, 2020 differs from the statutory rate mainly due to state taxes and tax-exempt income.

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

Item 1A. Risk Factors

In addition to the other information set forth below and in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the Company's Form 10-K for the year ended September 30, 2019. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report.

The COVID-19 pandemic is adversely affecting us and our customers, counterparties, employees, and third-party service providers, and the adverse impacts on our business, financial position, results of operations, and prospects could be significant.

The spread of COVID-19 has created a global public-health crisis that has impacted household, business, economic, and market conditions, including in the western United States where we conduct nearly all of our business. The extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects is still uncertain, and will depend on a number of evolving factors, including:

•The duration, extent, and severity of the pandemic. COVID-19 has not yet been contained and could affect significantly more households and businesses, or cause additional limitations on commercial activity, increased unemployment, increased property vacancy rates and general economic and financial instability. The duration and severity of the pandemic continue to be impossible to predict, as is the potential for a seasonal or other resurgence after its initial containment.
•The response of governmental and nongovernmental authorities. Many of their actions have been directed toward curtailing household and business activity to contain COVID-19 while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. The success or impact of these actions and their effect on our customers and the economy generally is not yet clear. Further, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on our business.
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

During the three months ended June 30, 2020, the most notable impact of the COVID-19 pandemic on our results of operations was a higher provision expense for credit losses. Our provision expense was $10,800,000, primarily due to the unfavorable market conditions associated with COVID-19, in particular in the energy, hospitality, restaurant and senior living industries, as compared with no provision being recorded for the three months ended June 30, 2019. As of June 30, 2020, our allowance for credit losses increased to $184,849,000. Additionally, our operations have been impacted by the need to close certain offices and limit how customers conduct business through our branch network. We also face increased operational risks associated with the transition of a portion of our employees to remote working environments, including increased cybersecurity risks such as phishing, malware, and other cybersecurity attacks, all of which could expose the Company to liability and could seriously disrupt our business operations.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended June 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2020 to April 30, 2020	1,209	$24.82	1,209	4,627,778
May 1, 2020 to May 31, 2020	385	25.18	385	4,627,393
June 1, 2020 to June 30, 2020	—	—	—	4,627,393
Total	1,594	$24.90	1,594	4,627,393
 ___________________
(1)The Company's stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 66,956,264 shares were authorized for repurchase.

Item 3.                Defaults Upon Senior Securities
Not applicable

Item 4.                Mine Safety Disclosures
Not applicable

Item 5.                Other Information
Not applicable

Item 6.                Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer
	31.2	Section 302 Certification by the Chief Financial Officer
	32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer
	101	Financial Statements from the Company’s Form 10-Q for the three months ended June 30, 2020 formatted in iXBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2020	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL President & Chief Executive Officer

August 7, 2020	/S/ VINCENT L. BEATTY
VINCENT L. BEATTY Executive Vice President and Chief Financial Officer

August 7, 2020	/S/ CORY D. STEWART
CORY D. STEWART Senior Vice President and Principal Accounting Officer