Form 10-K
period 2020-09-30
WASHINGTON FEDERAL INC
filed 2020-11-23
CIK 936528

United States
Securities and Exchange Commission
Washington, D.C. 20549
____________________________________________________________
 FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No  ☒

The aggregate market value of the registrant's common stock ("Common Stock") held on March 31, 2020, the last business day of the registrant's second fiscal quarter by non-affiliates was $1,945,306,499 based on the NASDAQ Stock Market closing price of $25.96 per share on that date. This is based on 74,934,765 shares of Common Stock that were issued and outstanding on this date, which excludes 771,335 shares held by all affiliates.

At November 20, 2020, there were 75,815,930 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:
(1) Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended September 30, 2020, are incorporated into Part II, Items 5-8 and Part III, Item 12 of this Form 10-K.
(2) Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on January 26, 2021 are incorporated into Part III, Items 10-14 of this Form 10-K.

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
•the effects of and changes in monetary and fiscal policies of the Board of Governors of the Federal Reserve System and the U.S. Government, including responses to the COVID-19 pandemic;
•fluctuations in interest rate risk and changes in market interest rates, including risk related to LIBOR reform and risk of negative rates;
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
•changes in other economic, competitive, governmental, regulatory and technological factors affecting the Company's markets, assets, liabilities, operations, pricing, products, services and fees;
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
•the success of the Company at managing the risks involved in the remediation efforts associated with its Home Mortgage Disclosure Act (“HMDA”) compliance and reporting, costs of enhancements to the Bank’s HMDA program are greater than anticipated; and governmental authorities undertake enforcement actions or legal proceedings with respect to the Bank’s HMDA program beyond those contemplated by the Consent Orders that have been entered into with the Consumer Financial Protection Bureau (the “CFPB”);
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

Item 1.                 Business

General

Washington Federal Bank, National Association, a federally-insured national bank dba WaFd Bank (the “Bank” or “WaFd Bank”), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. Washington Federal, Inc., a Washington corporation (the “Company”), was formed as the Bank’s holding company in November, 1994. As used throughout this document, the terms “Washington Federal” or the “Company” refer to the Company and its consolidated subsidiaries, including the Bank, and the term “Bank” refers to the operating subsidiary, Washington Federal Bank, National Association. The Company is headquartered in Seattle, Washington.
The Company's fiscal year end is September 30th. All references to 2020, 2019 and 2018 represent balances as of September 30, 2020, September 30, 2019 and September 30, 2018, respectively, or activity for the fiscal years then ended.
The business of the Bank consists primarily of accepting deposits from the general public and investing these funds in loans of various types, including first lien mortgages on single-family dwellings, construction loans, land acquisition and development loans, loans on multi-family, commercial real estate and other income producing properties, home equity loans and business loans. It also invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations. As of September 30, 2020, Washington Federal Bank has 234 branches located in Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. Through the Bank's subsidiaries, the Company is also engaged in insurance brokerage activities.

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

A summary of the Company’s principal sources of revenue and expenses by average balances over the past three fiscal years is below:

	Average Statements of Financial Condition
	Year Ended September 30,
	2020			2019			2018
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Loans receivable (1)	$12,266,430	$545,708	4.44%	$11,814,480	$568,096	4.81%	$11,202,129	$515,807	4.60%
Mortgage-backed securities	2,060,804	49,312	2.39	2,554,653	74,485	2.92	2,543,796	70,407	2.77
Cash and other investment securities (2)	1,587,602	20,112	1.26	699,340	22,290	3.19	584,145	15,456	2.65
FHLB & FRB stock	135,294	6,133	4.52	135,346	6,595	4.87	129,382	5,413	4.18
Total interest-earning assets	16,050,130	621,265	3.86%	15,203,819	671,466	4.42%	14,459,452	607,083	4.20%
Other assets	1,254,061			1,160,302			1,155,819
Total assets	$17,304,191			$16,364,121			$15,615,271
Liabilities and Shareholders’ Equity
Interest-bearing customer accounts	$10,647,044	100,312	0.94%	$10,198,032	122,216	1.20%	$9,700,000	72,492	0.75%
FHLB advances	2,532,596	51,445	2.03	2,533,890	68,190	2.69	2,384,795	62,452	2.62
Other borrowings	19	—	0.46	—	—	—	—	—	—
Total interest-bearing liabilities	13,179,659	151,757	1.15%	12,731,922	190,406	1.50%	12,084,795	134,944	1.12%
Noninterest-bearing customer accounts	1,870,032			1,465,110			1,368,461
Other liabilities	244,203			156,557			155,950
Total liabilities	15,293,894			14,353,589			13,609,206
Shareholders’ equity	2,010,297			2,010,532			2,006,065
Total liabilities and shareholders’ equity	$17,304,191			$16,364,121			$15,615,271
Net interest income/interest rate spread		$469,508	2.71%		$481,060	2.92%		$472,139	3.08%
Net interest margin (3)			2.93%			3.16%			3.27%

   ___________________
(1)Interest income includes net amortization-accretion of deferred loan fees, costs, discounts and premiums of $25,060,000, $14,057,000 and $15,199,000 for year ended 2020, 2019 and 2018, respectively.
(2)Includes cash equivalents and non-mortgage backed security investments, such as U.S. agency obligations, mutual funds, corporate bonds, and municipal bonds.
(3)Net interest income divided by average interest-earning assets.

Lending Activities

General. The Company's net portfolio of loans totaled $12,792,317,000 at September 30, 2020 and represents 68.1% of total assets. Lending activities include the origination of loans secured by real estate, including long-term fixed-rate and adjustable-rate mortgage loans, adjustable-rate construction loans, adjustable-rate land development loans, fixed-rate and adjustable-rate multi-family loans, fixed-rate and adjustable-rate commercial real estate loans and fixed-rate and adjustable-rate business loans.

The following table is a summary of loans receivable by loan portfolio segment and class.

	September 30, 2020		September 30, 2019		September 30, 2018		September 30, 2017		September 30, 2016
	($ in thousands)
Gross loans by category
Commercial loans
Multi-family	$1,538,762	10.6%	$1,422,674	10.7%	$1,385,125	10.8%	$1,303,148	10.7%	$1,124,290	10.3%
Commercial real estate	1,895,086	13.1	1,631,170	12.3	1,452,168	11.3	1,434,610	11.8	1,093,639	10.0
Commercial & industrial	2,132,160	14.7	1,268,695	9.5	1,140,874	8.9	1,093,360	9.0	978,589	8.9
Construction	2,403,276	16.6	2,038,052	15.3	1,890,668	14.7	1,597,996	13.1	1,110,411	10.1
Land - acquisition & development	193,745	1.3	204,107	1.5	155,204	1.2	124,308	1.0	118,497	1.1
Total commercial loans	8,163,029	56.3	6,564,698	49.3	6,024,039	46.9	5,553,422	45.5	4,425,426	40.4
Consumer loans
Single-family residential	5,304,689	36.7	5,835,194	43.8	5,798,966	45.1	5,711,004	46.8	5,658,830	51.7
Construction - custom	674,879	4.7	540,741	4.1	624,479	4.9	602,631	4.9	473,069	4.3
Land - consumer lot loans	102,263	0.7	99,694	0.7	102,036	0.8	104,405	0.9	104,567	1.0
HELOC	139,703	1.0	142,178	1.1	130,852	1.0	144,850	1.2	149,716	1.4
Consumer	83,159	0.6	129,883	1.0	173,306	1.3	85,075	0.7	139,000	1.3
Total consumer loans	6,304,693	43.7	6,747,690	50.7	6,829,639	53.1	6,647,965	54.5	6,525,182	59.6
Total gross loans	14,467,722	100%	13,312,388	100%	12,853,678	100%	12,201,387	100%	10,950,608	100%
Less:
Allowance for credit losses	166,955		131,534		129,257		123,073		113,494
Loans in process	1,456,072		1,201,341		1,195,506		1,149,934		879,484
Net deferred fees, costs and discounts	52,378		48,938		51,834		45,758		46,710
Total loan contra accounts	1,675,405		1,381,813		1,376,597		1,318,765		1,039,688
Net loans	$12,792,317		$11,930,575		$11,477,081		$10,882,622		$9,910,920

The following table summarizes the Company’s loan portfolio, due for the periods indicated based on contractual terms to maturity or repricing.

September 30, 2020	Total	Less than 1 Year	1 to 5 Years	After 5 Years
	(In thousands)
Commercial loans
Multi-family	$1,538,240	$352,327	$831,188	$354,725
Commercial real estate	1,884,688	863,985	605,022	415,681
Commercial & industrial	2,115,513	907,789	930,666	277,058
Construction	1,352,414	1,136,378	57,745	158,291
Land - acquisition & development	153,571	146,271	4,079	3,221
Total commercial loans	7,044,426	3,406,750	2,428,700	1,208,976
Consumer loans
Single-family residential	5,293,962	149,998	138,240	5,005,724
Construction - custom	295,953	1,376	—	294,577
Land - consumer lot loans	101,394	8,971	23,824	68,599
HELOC	140,222	139,700	320	202
Consumer	83,315	14,148	15,597	53,570
Total consumer loans	5,914,846	314,193	177,981	5,422,672
	$12,959,272	$3,720,943	$2,606,681	$6,631,648

The contractual loan payment period for residential mortgage loans originated by the Company normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans typically have a weighted average life of four to ten years.

The following summary breaks down the Company's fixed rate and adjustable rate loans by contractual time to maturity or to rate adjustment.

September 30, 2020
Fixed-Rate		Adjustable-Rate
Term To Maturity	Loans Receivable	Term To Rate Adjustment	Loans Receivable
	(In thousands)		(In thousands)
Within 1 year	$128,254	Less than 1 year	$3,592,689
1 to 3 years	1,179,316	1 to 3 years	440,980
3 to 5 years	398,019	3 to 5 years	588,366
5 to 10 years	1,044,581	5 to 10 years	46,473
10 to 20 years	983,856	10 to 20 years	25,190
Over 20 years	4,517,836	Over 20 years	13,712
	$8,251,862		$4,707,410

The following tables provide information regarding loans receivable by loan class and geography.

September 30, 2020	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	(In thousands)
Washington	$309,785	$494,741	$898,260	$244,531	$62,047	$2,774,254	$173,708	$59,520	$56,282	$77,523	$5,150,651
Oregon	395,308	359,664	435,239	339,949	45,290	687,876	31,374	11,914	899	18,378	2,325,891
Arizona	425,753	223,529	131,669	172,890	6,648	510,413	22,146	14,647	845	13,618	1,522,158
Utah	88,105	69,412	43,441	149,672	—	459,402	29,754	3,360	2,029	7,341	852,516
Texas	110,024	273,118	270,302	256,869	2,351	136,420	2,810	330	208	904	1,053,336
New Mexico	163,548	197,790	72,762	39,344	24,439	189,643	12,820	1,821	1,142	10,122	713,431
Idaho	39,199	105,435	51,000	72,898	12,796	303,719	16,854	6,675	78	9,085	617,739
Nevada	6,400	121,576	51,717	45,222	—	203,375	6,487	3,119	44	3,251	441,191
Other	118	39,423	161,123	31,039	—	28,860	—	8	21,788	—	282,359
	$1,538,240	$1,884,688	$2,115,513	$1,352,414	$153,571	$5,293,962	$295,953	$101,394	$83,315	$140,222	$12,959,272

Percentage by geographic area
September 30, 2020	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	As % of total gross loans
Washington	2.4%	3.9%	6.9%	1.9%	0.5%	21.5%	1.4%	0.5%	0.4%	0.6%	40.0%
Oregon	3.1	2.8	3.4	2.6	0.3	5.3	0.2	0.1	—	0.1	17.9
Arizona	3.3	1.7	1.0	1.3	0.1	3.9	0.2	0.1	—	0.1	11.7
Utah	0.7	0.5	0.3	1.2	—	3.5	0.2	—	—	0.1	6.5
Texas	0.8	2.1	2.1	2.0	—	1.1	—	—	—	—	8.1
New Mexico	1.3	1.5	0.6	0.3	0.2	1.5	0.1	—	—	0.1	5.6
Idaho	0.3	0.8	0.4	0.6	0.1	2.3	0.1	0.1	—	0.1	4.8
Nevada	—	0.9	0.4	0.3	—	1.6	0.1	—	—	—	3.3
Other	—	0.3	1.2	0.2	—	0.2	—	—	0.2	—	2.1
	11.9%	14.5%	16.3%	10.4%	1.2%	40.9%	2.3%	0.8%	0.6%	1.1%	100%

Percentage by geographic area as a % of each loan type
September 30, 2020	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC
	As % of total gross loans
Washington	20.2%	26.2%	42.5%	18.1%	40.4%	52.4%	58.7%	58.7%	67.5%	55.3%
Oregon	25.7	19.1	20.6	25.1	29.5	13.0	10.6	11.8	1.1	13.1
Arizona	27.7	11.9	6.2	12.8	4.3	9.6	7.5	14.4	1.0	9.7
Utah	5.7	3.7	2.1	11.1	—	8.7	10.1	3.3	2.4	5.2
Texas	7.2	14.5	12.8	19.0	1.5	2.6	0.9	0.3	0.2	0.7
New Mexico	10.6	10.5	3.4	2.9	15.9	3.6	4.3	1.8	1.4	7.2
Idaho	2.5	5.6	2.4	5.4	8.4	5.7	5.7	6.6	0.1	6.5
Nevada	0.4	6.4	2.4	3.3	—	3.8	2.2	3.1	0.1	2.3
Other	—	2.1	7.6	2.3	—	0.6	—	—	26.2	—
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

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
Loans secured by multi-family residential real estate generally involve different credit risk than single-family residential loans and carry larger loan balances. This different credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties, the primary source of cash flow for repayment being spread across multiple tenants and the increased difficulty of evaluating and monitoring these types of loans. Repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. The Bank seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt service ratio.
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
Commercial and industrial loans. The Bank makes various types of business loans to customers in its market area for working capital, acquiring real estate, equipment or other business purposes, such as acquisitions. The terms of these loans generally range from less than one year to a maximum of ten years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to the LIBOR rate, prime rate or another market rate. In most cases, these loan agreements include language that will provide for a replacement for LIBOR as the index rate.

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

The Company also participated in the Small Business Administration’s Paycheck Protection Program and made various business loans pursuant to this.
Construction loans. The Bank originates construction loans to finance construction of single-family and multi-family residences as well as commercial properties. Loans made to builders are generally tied to an interest rate index and normally have maturities of two years or less or are structured such that they convert to a permanent loan after the completion of construction or stabilization of the property. Loans made to individuals for construction of their home generally are 30 year fixed rate loans. The Bank's policies provide that for residential construction loans, loans may be made for 85% or less of the appraised value of the property upon completion. As a result of activity over the past four decades, the Bank believes that builders of single-family residences in its primary market areas consider the Bank to be a construction lender of choice. Because of this history, the Bank has developed a staff with in-depth land development and construction experience and working relationships with selected builders based on their operating histories and financial stability.
Construction lending involves a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions in the home building industry. Moreover, a construction loan can involve additional risks because of the complexities of completing the construction, the inherent difficulty in estimating both the estimated cost (including interest) of the project and the property's value at completion of the project.
Land development loans. The Bank's land development loans are of a short-term nature and are generally made for 75% or less of the appraised value of the unimproved property. Funds are disbursed periodically at various stages of completion as authorized by the Company's personnel. The interest rate on these loans typically adjust daily or monthly in accordance with a designated index.
Land development loans involve a higher degree of credit risk than long-term financing on owner-occupied real estate. Mitigation of risk of loss on a land development loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of development compared to the estimated cost (including interest) of development and the financial strength of the borrower.
Permanent land loans. The Bank's permanent land loans (also called consumer lot loans) are generally made on improved land, with the intent of building a primary or secondary residence. These loans are limited to 80% or less of the appraised value of the property, up to a maximum loan amount of $350,000. The interest rate on permanent land loans is generally fixed for 20 years.

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
When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, the Bank considers the additional risk inherent in these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total balance for loans with loan-to-value ratios exceeding 80% at origination as of September 30, 2020, was $314,242,000, with allocated reserves of $10,123,000.
Consumer loans. The Bank's non-mortgage consumer loan portfolio consists of prime quality student loans acquired from an independent financial investment firm that retains 1% of each loan, plus various other non-mortgage consumer loans including personal lines of credit.

Home equity loans. The Bank extends revolving lines of credit to consumers that are secured by a first or second mortgage on a single family residence. The interest rate on these loans adjusts monthly indexed to prime. Total loan-to-value ratios when combined with any underlying first liens held by the Bank are limited to 85% or less. Total loan-to-value ratios are limited to 80% or less when underlying first liens are held by any other investor. Loan terms are a ten year draw period followed by a fifteen year amortization period.
Origination and Purchase of Loans. The Bank has general authority to lend anywhere in the United States; however, its primary lending areas are within the states of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. Loan originations come from a variety of sources. Residential loan originations result from referrals from real estate brokers, walk-in customers, purchasers of property in connection with builder projects that are financed by the Bank, mortgage brokers and refinance activity for existing customers. Business purpose loans are obtained primarily by direct solicitation of borrowers and ongoing relationships.

The Bank also purchases loans and mortgage-backed securities when lending rates and mortgage volume for new loan originations in its market area do not fulfill its needs.

The table below shows the Company's total loan origination, purchase and repayment activities.

Twelve Months Ended September 30,	2020	2019	2018	2017	2016
	(In thousands)
Loans originated (1):
Commercial loans
Multi-family	$403,118	$210,589	$272,046	$299,359	$361,261
Commercial Real Estate	466,322	343,172	274,242	443,687	353,265
Commercial & Industrial	2,168,908	1,020,296	869,337	931,840	1,051,950
Construction	1,457,602	1,271,167	1,068,443	1,081,464	900,649
Land – Acquisition & Development	88,379	123,758	85,208	79,876	59,511
Total commercial loans	4,584,329	2,968,982	2,569,276	2,836,226	2,726,636
Consumer loans
Single-family residential	910,571	547,057	621,431	757,116	692,575
Construction – custom	576,342	457,328	523,951	530,435	421,816
Land – Consumer Lot Loans	51,678	37,125	33,820	39,151	29,661
HELOC	93,285	101,399	82,508	72,913	74,538
Consumer	4,395	8,580	3,008	3,137	3,308
Total consumer loans	1,636,271	1,151,489	1,264,718	1,402,752	1,221,898
Total loans originated	6,220,600	4,120,471	3,833,994	4,238,978	3,948,534
Loans purchased	15,456	—	143,605	72,856	105,420
Loan principal repayments	(5,096,622)	(3,638,622)	(3,335,896)	(3,099,851)	(2,935,167)
Net change in loans in process, discounts, etc. (2)	(277,692)	(28,355)	(47,244)	(240,281)	(378,501)
Net loan activity increase (decrease)	$861,742	$453,494	$594,459	$971,702	$740,286

Beginning balance	$11,930,575	$11,477,081	$10,882,622	$9,910,920	$9,170,634
Ending balance	$12,792,317	$11,930,575	$11,477,081	$10,882,622	$9,910,920
 ___________________
(1)Includes undisbursed loan in process.
(2)Includes non-cash transactions.

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

The Bank will consider modifying the interest rate and terms of a loan if it determines that a modification is deemed to be the best option available for collection in full or to minimize the loss to the Bank. Most loans restructured in troubled debt restructurings ("TDRs") are accruing and performing loans where the borrower has proactively approached the Bank about a modification due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The modification of these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. Principal forgiveness generally is not an available option for restructured loans. As of September 30, 2020, single-family residential loans comprised 93.6% of restructured loans. The Bank reserves for restructured loans within its pool based general reserve methodology, except in instances where management considers it appropriate to evaluate individually.
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

The following table sets forth information regarding the Company's restructured and non-accrual loans and REO.

September 30,	2020	2019	2018	2017	2016
	(In thousands)
Performing restructured loans	$89,072	$116,659	$150,667	$202,272	$251,583
Non-performing restructured loans	2,336	5,018	6,191	5,105	9,948
Total restructured loans	91,408	121,677	156,858	207,377	261,531
Non-accrual loans:
Commercial loans
Multi-family	—	—	27,643	27,930	33,148
Commercial real estate	3,771	5,835	2,427	—	—
Commercial & industrial	329	1,292	—	91	—
Construction	1,669	—	920	296	58
Land – acquisition & development	—	169	787	605	510
Total commercial loans	5,769	7,296	31,777	28,922	33,716
Consumer loans
Single-family residential	22,431	25,271	—	139	776
Construction – custom	—	—	8,971	11,815	7,100
Land – consumer lot loans	243	246	14,394	8,082	583
HELOC	553	907	523	531	239
Consumer	60	11	21	91	—
Total consumer loans	23,287	26,435	23,909	20,658	8,698
Total non-accrual loans (1)	29,056	33,731	55,686	49,580	42,414
Real estate owned	4,966	6,781	11,298	20,658	29,027
Other property owned	3,673	3,314	3,109	—	—
Total non-performing assets	37,695	43,826	70,093	70,238	71,441
Total non-performing assets and performing restructured loans	$126,767	$160,485	$220,760	$272,510	$323,024
Total non-performing assets and restructured loans as a percent of total assets	0.67%	0.97%	1.39%	1.79%	2.17%
Total non-performing assets to total assets	0.20%	0.27%	0.44%	0.46%	0.48%
 ___________________
(1)     For the year ended September 30, 2020, the Company recognized $3,748,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $1,329,000 for the same period had these loans performed according to their original contract terms. The recognized interest income may include more than twelve months of interest for some of the non-accrual loans that were brought current or paid off. In addition to the non-accrual loans reflected in the above table, the Company had $379,569,000 of loans that were less than 90 days delinquent at September 30, 2020 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total non-performing assets and performing restructured loans as a percent of total assets would have increased to 2.69% at September 30, 2020. For a discussion of the Company's policy for placing loans on nonaccrual status, see Note A to the Consolidated Financial Statements included in Item 8 hereof.

Allowance for Credit Losses. The Company maintains an allowance for credit losses ("ACL") for the expected credit losses over the contractual life of the loan portfolio as well as unfunded loan commitments. The amount of ACL is based on ongoing, quarterly assessments by management.

The ACL consists of the allowance for credit losses and the reserve for unfunded commitments. The estimate of expected credit losses under the CECL methodology is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. We then consider whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period that historical experience was based for each loan type, for example, the impact of COVID-19 and related economic uncertainty surrounding the pandemic. Finally, we consider forecasts about future economic conditions or changes in collateral values that are reasonable and supportable.

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

The Company also considers qualitative adjustments to the historical loss rate for each loan portfolio class. The qualitative adjustments for each loan class are split into two components: 1) asset or class specific risk characteristics or current conditions at the reporting date related to portfolio credit quality, remaining payments, volume and nature, credit culture and management, business environment or other management factors as compared to the periods for which historical loss experience was used to arrive at the quantitative portion of the ACL and 2) reasonable and supportable forecast of future economic conditions and collateral values.

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
The recovery of the carrying value of loans is susceptible to future market conditions beyond the Company's control, which may result in losses or recoveries differing from those estimated.
The following table provides detail regarding the Company's allowance for credit losses.

Twelve Months Ended September 30,	2020	2019	2018	2017	2016
	(In thousands)
Beginning balance	$131,534	$129,257	$123,073	$113,494	$106,829
Charge-offs:
Commercial loans
Multi-Family	—	—	—	—	—
Commercial Real Estate	111	428	36	11	103
Commercial & Industrial Loans	4,196	5,782	3,574	173	941
Construction	—	—	—	—	—
Land – Acquisition & Development	11	107	13	280	42
Total commercial loans	4,318	6,317	3,623	464	1,086
Consumer loans
Single-Family Residential	131	268	1,142	1,229	3,106
Construction – Custom	—	1,973	50	16	60
Land – Consumer Lot Loans	237	804	67	17	732
HELOC	—	1,086	668	90	54
Consumer	1,069	1,028	382	884	962
Total consumer loans	1,437	5,159	2,309	2,236	4,914
	5,755	11,476	5,932	2,700	6,000
Recoveries:
Commercial loans
Multi-Family	498	—	—	—	—
Commercial Real Estate	2,447	1,102	189	1,684	1,812
Commercial & Industrial Loans	443	3,443	714	1,833	2,933
Construction	188	99	—	—	745
Land – Acquisition & Development	2,070	7,457	14,223	11,038	8,220
Total commercial loans	5,646	12,101	15,126	14,555	13,710
Consumer loans
Single-Family Residential	1,394	1,020	757	653	3,251
Construction – Custom	—	—	—	—	60
Land – Consumer Lot Loans	639	719	35	481	5
HELOC	95	46	71	21	21
Consumer	1,252	1,167	993	1,297	2,018
Total consumer loans	3,380	2,952	1,856	2,452	5,355
	9,026	15,053	16,982	17,007	19,065
Net charge-offs (recoveries)	(3,271)	(3,577)	(11,050)	(14,307)	(13,065)
ASC 326 Adoption Impact	17,750	—	—	—	—
Provision (release) for loan losses and transfers	14,400	(1,300)	(4,866)	(4,728)	(6,400)
Ending balance (1)	$166,955	$131,534	$129,257	$123,073	$113,494
Ratio of net charge-offs (recoveries) to average loans outstanding	(0.03)%	(0.03)%	(0.10)%	(0.14)%	(0.14)%
 __________________
(1) This does not include a reserve for unfunded commitments of $25,000,000, $6,900,000, $7,250,000, $7,750,000 and $3,235,000 as of September 30, 2020, 2019, 2018, 2017 and 2016 respectively.

The following table sets forth the amount of the Company’s allowance for loan losses by loan class.

September 30,	2020			2019			2018			2017			2016
	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)
	($ in thousands)
Commercial loans
Multi-family	$13,853	11.8%	0.9%	$7,391	11.7%	0.5%	$8,329	11.9%	0.6%	$7,862	11.8%	0.6%	$6,925	10.3%	0.6%
Commercial real estate	22,516	14.4	1.2	13,170	13.5	0.8	11,852	12.5	0.8	11,818	12.8	0.8	8,588	10.0	0.9
Commercial & industrial	38,665	16.5	1.8	31,450	10.5	2.5	28,702	9.8	2.5	28,524	9.9	2.6	28,008	8.9	2.9
Construction	24,156	10.5	1.8	32,304	9.6	2.8	31,317	9.1	3.0	24,556	7.2	3.1	19,838	10.1	4.0
Land – acquisition & development	10,733	1.2	7.0	9,155	1.3	5.7	7,978	1.1	6.5	6,829	1.0	6.5	6,023	1.1	6.6
Total commercial loans	109,923			93,470			88,178			79,589			69,382
Consumer loans
Single-family residential	45,186	40.8	0.9	30,988	48.2	0.5	33,033	49.7	0.6	36,892	51.8	0.6	37,796	51.5	0.7
Construction – custom	3,555	2.3	1.2	1,369	2.1	0.5	1,842	2.5	0.6	1,944	2.5	0.7	1,080	4.3	0.5
Land – consumer lot loans	2,729	0.8	2.7	2,143	0.8	2.2	2,164	0.8	2.2	2,649	0.9	2.7	2,535	1.0	2.7
HELOC	2,571	1.1	1.8	1,103	1.2	0.8	781	1.1	0.6	855	1.3	0.6	813	1.3	0.6
Consumer	2,991	0.6	3.6	2,461	1.1	1.9	3,259	1.5	1.9	1,144	0.8	1.4	1,888	1.3	1.4
Total consumer loans	57,032			38,064			41,079			43,484			44,112
Covered loans	—	—		—	—		—	—		—	—		—	0.2
Total allowance for loan losses (3)	$166,955	100%		$131,534	100%		$129,257	100%		$123,073	100%		$113,494	100%
 ___________________
(1)Represents the loans receivable for each respective loan class as a % of total loans receivable.
(2)Represents the allowance for each respective loan class as a % of loans receivable for that same loan class.
(3)This does not include a reserve for unfunded commitments of $25,000,000, $6,900,000, $7,250,000, $7,750,000 and $3,235,000 as of September 30, 2020, 2019, 2018, 2017 and 2016, respectively.

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
The following table sets forth the composition of the Company’s investment portfolio.

September 30,	2020		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. government and agency securities	$18,448	$18,824	$21,049	$21,088	$22,592	$21,386
Asset-backed securities	944,778	936,917	251,305	249,690	186,379	185,907
Equity securities	—	—	—	—	500	488
Corporate debt securities	279,655	287,184	206,834	209,763	183,727	184,695
Municipal bonds	37,505	38,315	21,733	22,642	21,721	22,978
Agency pass-through certificates	1,628,647	1,688,768	2,385,630	2,430,647	2,518,512	2,429,783
Commercial MBS	6,904	6,852	15,000	15,007	18,460	18,490
	$2,915,937	$2,976,860	$2,901,551	$2,948,837	$2,951,891	$2,863,727

The table below shows the investment portfolio categorized by maturity band.

September 30, 2020	Amortized Cost	Weighted Average Yield
	($ in thousands)
Due in less than 1 year	$54,209	1.22%
Due after 1 year through 5 years	149,981	1.61
Due after 5 years through 10 years	153,894	1.40
Due after 10 years	2,557,853	2.36
	$2,915,937	2.25%

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

Time deposits with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year but less than four years, the penalty is 180 days of interest. When the maturity is greater than four years, the penalty is 365 days of interest. Early withdrawal penalty fee income for the years ended 2020, 2019 and 2018 amounted to $539,000, $895,000 and $756,000, respectively.

The Bank’s deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. The Bank does not advertise for deposits outside of these states.

The following table sets forth certain information relating to the Company’s deposits.

September 30,	2020		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate
	($ in thousands)
Balance by interest rate:
Checking accounts	$5,193,647	0.13%	$3,605,919	0.34%	$3,179,746	0.28%
Savings accounts	872,087	0.11	753,573	0.13	836,501	0.11
Money market accounts	3,740,698	0.30	2,724,309	0.82	2,566,096	0.65
	9,806,432		7,083,801		6,582,343
Fixed-rate time deposit accounts:
Under 1.00%	920,220		21,281		629,589
1.00% to 1.99%	2,967,345		3,588,689		3,761,543
2.00% to 2.99%	85,533		1,294,889		413,671
3.00% to 3.99%	94		2,104		—
	3,973,192		4,906,963		4,804,803
	$13,779,624		$11,990,764		$11,387,146

The following table sets forth, by various interest rate categories, the amount of fixed-rate time deposits that mature during the periods indicated.

	Maturing in
September 30, 2020	1 to 3 Months	4 to 6 Months	7 to 12 Months	13 to 24 Months	25 to 36 Months	37 to 60 Months	Total
	(In thousands)
Fixed-rate time deposits:
Under 1.00%	$61,721	$4,579	$606,141	$215,316	$—	$32,464	$920,221
1.00% to 1.99%	1,176,463	1,277,345	502	281,986	111,204	119,844	2,967,344
2.00% to 2.99%	—	127	538	34,868	—	50,000	85,533
3.00% to 3.99%	—	—	—	94	—	—	94
Total	$1,238,184	$1,282,051	$607,181	$532,264	$111,204	$202,308	$3,973,192

Historically, a significant number of time deposit account holders roll over their balances into new time deposits of the same term at the Bank’s then current rate. To ensure a continuity of this trend, the Bank expects to continue to offer market rates of interest. The ability to retain maturing time deposits is difficult to project; however, the Bank believes that by competitively pricing these certificates, levels deemed appropriate by management can be achieved on a continuing basis.
At September 30, 2020, the Bank had $670,235,000 of time deposits in amounts of $250,000 or more outstanding, maturing as follows: $218,142,000 within 3 months; $188,373,000 over 3 months through 6 months; $78,014,000 over 6 months through 12 months; and $185,706,000 thereafter.

Borrowings. The Bank has a credit line with the Federal Home Loan Bank of Des Moines ("FHLB") for up to 45% of total assets, subject to availability of collateral. The Bank obtains advances from the FHLB upon the security of the FHLB capital stock it owns and certain of its loans, provided certain standards related to credit worthiness have been met. See “Regulation-

Washington Federal-Federal Home Loan Bank System” below. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Company's credit worthiness. FHLB advances have, from time to time, been available to meet seasonal and other withdrawals of savings accounts and to expand the Bank's lending program. The Bank had $2,700,000,000 of FHLB advances outstanding at September 30, 2020.
The Bank may need to borrow funds for short periods of time to meet day-to-day financing needs. In these instances, funds are borrowed from other financial institutions or the Federal Reserve, for periods generally ranging from one to seven days at the then current borrowing rate. At September 30, 2020, the Bank had no such short-term borrowings.

The following table presents additional information regarding the Company's borrowings.

Twelve Months Ended September 30,	2020	2019	2018
	($ in thousands)
FHLB advances:
Average balance outstanding	$2,532,596	$2,533,890	$2,384,795
Maximum amount outstanding at any month-end during the period	3,050,000	2,665,000	2,620,000
Weighted-average interest rate, net of cash flow hedges, during the period (1)	2.03%	2.69%	2.62%
__________________
(1)Interest expense divided by average daily balances.

Other Ratios
The following table sets forth certain ratios related to the Company.

	Twelve Months Ended September 30,
	2020	2019	2018
Return on assets (1)	1.00%	1.28%	1.31%
Return on equity (2)	8.63	10.46	10.16
Average equity to average assets	10.72	12.34	12.59
Dividend payout ratio (3)	38.34	30.11	27.47
___________________
(1)Net income divided by average total assets.
(2)Net income divided by average equity.
(3)Dividends paid per share divided by net income per share.

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

	Twelve Months Ended September 30,
	2020 vs. 2019 Increase (Decrease) Due to			2019 vs. 2018 Increase (Decrease) Due to			2018 vs. 2017 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)			(In thousands)
Interest income:
Loan portfolio	$21,197	$(43,585)	$(22,388)	$28,489	$23,800	$52,289	$36,820	$8,464	$45,284
Mortgage-backed securities	(13,094)	(12,079)	(25,173)	298	3,780	4,078	(418)	10,213	9,795
Investments (1)	19,566	(22,206)	(2,640)	3,878	4,138	8,016	(2,970)	6,056	3,086
All interest-earning assets	27,669	(77,870)	(50,201)	32,665	31,718	64,383	33,432	24,733	58,165
Interest expense:
Customer accounts	9,781	(31,685)	(21,904)	3,992	45,732	49,724	2,371	18,098	20,469
FHLB advances and other borrowings	(35)	(16,710)	(16,745)	4,020	1,718	5,738	6,160	(8,677)	(2,517)
All interest-bearing liabilities	9,746	(48,395)	(38,649)	8,012	47,450	55,462	8,531	9,421	17,952
Change in net interest income	$17,923	$(29,475)	$(11,552)	$24,653	$(15,732)	$8,921	$24,901	$15,312	$40,213
___________________
(1)Includes interest on cash equivalents and dividends on stock of the FHLB of Des Moines and FRB of San Francisco.

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

The net interest margin is measured using the net interest income divided by average interest-earning assets for the period. The net interest margin decreased to 2.93% for the year ended September 30, 2020, from 3.16% for the year ended September 30, 2019. The yield on interest-earning assets decreased 56 basis points to 3.86% and the cost of interest-bearing liabilities decreased by 35 basis points to 1.15%. The lower yield on interest-earning assets is due primarily to the rapid drop in short-term rates by the Federal Reserve Bank in response to the COVID-19 pandemic which resulted in variable rate loans decreasing in yield and repayments of fixed rate loans with higher yields than newly originated loans, as well as prepayments of fixed rate mortgage-backed securities at higher rates than those on newly purchased mortgage-backed securities and other investments. The lower cost on interest-bearing liabilities is due primarily to the rapid drop in short-term rates by the Federal Reserve Bank discussed above which resulted in a drop in interest rates on customer deposits and short-term FHLB borrowings.

Interest rate risk arises in part due to the Bank's significant holdings of fixed-rate single-family home loans, which are longer-term than customer accounts that constitute its primary liabilities. Accordingly, assets do not usually respond as quickly to changes in interest rates as liabilities. In the absence of management action, net interest income can be expected to decline when interest rates rise and to expand when interest rates fall. Shortening the maturity or repricing of the investment portfolio is one action that management can take. The composition of the investment portfolio was 33.3% variable rate and 66.7% fixed rate as of September 30, 2020 to provide some protection against rising rates. In addition, the Bank is producing more commercial loans that have shorter terms and/or variable rates and has increased less rate sensitive transaction deposit accounts to 71.2% of the deposit portfolio.

The Company's balance sheet strategy, in conjunction with low operating costs, has allowed the Company to manage interest rate risk, within guidelines established by the Board, through all interest rate cycles. It is management's objective to grow the dollar amount of net interest income, through the rate cycles, acknowledging that there will be some periods of time when that will not be feasible. Cash and cash equivalents of $1,702,977,000 and shareholders' equity of $2,014,133,000 provide management with flexibility in managing interest rate risk.

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

	Potential Impact on Net Interest Income
Basis Point Increase in Interest Rates	September 30, 2020		September 30, 2019
	(In thousands, except percentages)
100	$7,931	1.82%	$3,859	0.85%
200	14,742	3.38%	6,098	1.35%
300	18,445	4.23%	6,624	1.46%

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
The tables below express the NPV under varying interest scenarios.

September 30, 2020
Change in Interest Rates	Estimated NPV Amount	Estimated (Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)	(In thousands)	(In thousands)
300	$2,690,713	$(3,238)	15.22%
200	2,835,361	141,410	15.55
100	2,845,411	151,460	15.20
No change	2,693,951	—	14.10

September 30, 2019
Change in Interest Rates	Estimated NPV Amount	Estimated (Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)	(In thousands)	(In thousands)
300	$1,934,212	$(531,677)	12.64%
200	2,208,252	(257,637)	13.90
100	2,396,037	(69,852)	14.59
No change	2,465,889	—	14.61

As of September 30, 2020, the Company was in compliance with all of its interest rate risk policy guidelines.

Subsidiaries
The Company is a bank holding company that conducts its primary business through its only directly-owned subsidiary, the Bank. The Bank has a national bank charter with the OCC. The Bank has four active wholly-owned subsidiaries, discussed further below.
WAFD Insurance Group, Inc. is incorporated under the laws of the state of Washington and is an insurance agency that offers a full line of individual and business insurance policies to customers of the Bank, as well as to the general public. As of September 30, 2020 and September 30, 2019, WAFD Insurance Group, Inc. had total assets of $19,607,000 and $16,939,000, respectively.
Statewide Mortgage Services Company is incorporated under the laws of the state of Washington and it holds and markets real estate owned. As of September 30, 2020 and September 30, 2019, Statewide Mortgage Services Company had total assets of $785,000 and $785,000, respectively.
Washington Services, Inc. is incorporated under the laws of the state of Washington. It acts as a trustee under deeds of trust as to which the Bank is beneficiary. As of September 30, 2020 and September 30, 2019, Washington Services, Inc. had total assets of $13,000 and $13,000, respectively.

Pike Street Labs, LLC was formed in 2019 and is organized under the laws of the state of Washington. It provides data and technology services to the Bank. As of September 30, 2020 and September 30, 2019, Pike Street Labs had total assets of $681,000 and zero, respectively.
Regulation
The Company operates in a highly regulated industry. The regulatory structure governing the Company’s operations is designed primarily for the protection of the deposit insurance funds and consumers, and not to benefit our shareholders. As part of this regulatory structure, the Company is subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Under this structure, regulators have broad discretion to impose restrictions and limitations on the Company’s operations if they determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

Failure to comply with applicable laws and regulations can result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements and cease and desist orders. In order to comply with regulatory requirements, the Bank has and will continue to incur additional significant costs in order to bring programs and operations into compliance.

On October 9, 2013, the CFPB entered a Consent Order against the Bank that required the Bank to pay a civil money penalty of $34,000, and to adopt an enhanced compliance program related to reporting Home Mortgage Disclosure Act ("HMDA") data. The Bank has adopted an enhanced HMDA program, which continues to be subject to review by the CFPB. On October 27, 2020 the CFPB entered a second Consent Order against the Bank for violations related to the Bank’s HMDA reporting obligations. The 2020 Consent Order required the Bank to pay a $200,000 civil money penalty and develop and implement a HMDA compliance management system.
Set forth below is a description of certain laws and regulations that relate to the regulation of the Company and the Bank. The description of these laws and regulations, and descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and are qualified in their entirety by reference to applicable laws and regulations. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) amended certain federal banking laws.

Human Capital
At WaFd Bank, our culture is defined by our corporate values of integrity, teamwork, ownership, simplicity, service and discipline. We value our employees by investing in a healthy work-life balance, competitive compensation and benefit packages and a vibrant, team-oriented environment centered on professional service and open communication amongst employees. We strive to build and maintain a high-performing culture and be an “employer of choice” by creating a work environment that attracts and retains outstanding, engaged employees who embody our company mantra of “Love what you do. Make a difference.”

Demographics. As of September 30, 2020 we employed 2,080 full and part time employees across our eight-state footprint. None of these employees are represented by a collective bargaining agreement. During fiscal year 2020 we hired 519 employees. Our voluntary turnover rate was 17.64% in fiscal year 2020 and has declined for five consecutive years.

Diversity and Inclusion. We strive toward having a powerful and diverse team of employees, knowing we are better together with our combined wisdom and intellect. With a commitment to equality, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences between people. To accomplish this, we have established a Diversity & Inclusion Advisory Council made up of 15 employee representatives throughout our footprint. We continued our commitment to equal employment opportunity through a robust affirmative action plan which includes annual compensation analyses and ongoing reviews of our selection and hiring practices alongside a continued focus on building and maintaining a diverse workforce.

As of September 30, 2020, the population of our workforce was as follows:

ETHNICITY	% of Total
American Indian or Alaska Native	1.10%
Asian	7.93%
Black or African American	2.15%
Hispanic or Latino	15.38%
Hawaiian Native or other Pacific Islander	0.76%
Two or more races	3.01%
White	69.67%

Compensation and Benefits. We provide a competitive compensation and benefits program to help meet the needs of our employees. In addition to salaries, these programs include annual bonuses, stock awards, a 401(k) Plan with an employer matching contribution in addition to an employer annual contribution, healthcare and insurance benefits, health savings, flexible spending accounts, paid time off, family leave and an employee assistance program.

Learning and Development. We invest in the growth and development of our employees by providing a multi-dimensional approach to learning that empowers, intellectually grows, and professionally develops our colleagues. Our employees receive continuing education courses that are relevant to the banking industry and their job function within the

Company. In addition, we have created learning paths for specific positions that are designed to encourage an employee’s advancement and growth within our organization. We also offer a peer mentor program, leadership and customer service training. These resources provide employees with the skills they need to achieve their career goals, build management skills and become leaders within our Company.

Corporate Social and Environmental Responsibility
We recognize the social and environmental responsibility that arises from the impact of our activities on peoples’ lives and society as a whole. To comply with this responsibility, we have adopted a Corporate and Social Environmental Policy that integrates social, environmental and ethical concerns into our daily business activities and our approach to stakeholder relationships. Through this policy, we strive to carry out our banking activities in a responsible manner, placing the financial needs of our clients and economic health of our communities at the core of our focus.

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

As a national bank, the Bank is required to be a member of the Federal Reserve. As a member, it is required to purchase and maintain stock in the Federal Reserve Bank of San Francisco (“FRBSF”) in an amount equal to 3.00% of the paid-up capital stock and surplus of the Bank and have available another 3.00% in reserves. At September 30, 2020, the Bank had $24.0 million in FRBSF stock, which was in compliance with this requirement.

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

Insurance of Deposit Accounts. Under the Dodd-Frank Act, the maximum amount of federal deposit insurance coverage was permanently increased from $100,000 to $250,000 per depositor, per institution. Due to the significant number of bank failures and the current balance of the DIF, the Company anticipates continued elevated FDIC premiums for the industry going forward. The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act raised the minimum designated reserve ratio, which the FDIC is required to set each year for the DIF, to 1.35%. The Dodd-Frank Act eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has established a higher reserve ratio of 2% as a long-term goal beyond what is required by statute.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Des Moines, which is one of 11 regional FHLBs that provide funding to their members for making home mortgage loans, as well as loans for affordable housing and community development. Each FHLB serves members within its assigned region and is funded primarily through proceeds derived from the sale of consolidated obligations of the FHLB system. Loans are made to members in accordance with the policies and procedures established by the Board of Directors of the FHLB. At September 30, 2020, FHLB advances to the Company amounted to $2,700,000,000. As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 2020, the Company held $118,000,000 in FHLB of Des Moines stock, which was in compliance with this requirement.

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

Regulatory Capital Requirements. Bank holding companies and federally insured banks are required to maintain minimum levels of regulatory capital. The Federal Reserve establishes capital standards applicable to all bank holding companies, and the OCC establishes capital standards applicable to all national banks. The Federal Reserve and the OCC implemented new capital rules, effective January 1, 2015, that substantially amended the existing capital rules for bank holding companies and banks. These new rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act.

The rules require a new capital ratio of common equity Tier 1 capital to risk based assets. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments) as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI, which the Company and the Bank have done. Tier 1 capital also includes non-cumulative perpetual preferred stock and limited amounts of minority interests. Regulatory deductions from capital include goodwill and intangible assets. The new rules modify the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. Total capital consists of Tier 1 capital and supplementary capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital as well as general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of Tier 1 capital.

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

The Federal Reserve and the OCC are also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. Management believes that the current capital levels of the Company and the Bank are sufficient to be in compliance with the fully phased-in standards under the rules.

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
For information regarding compliance with each of these capital requirements by the Company and the Bank as of September 30, 2020, see Note P to the Consolidated Financial Statements included in Item 8 hereof.

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

An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits, generally. Any institution that is neither well capitalized nor adequately capitalized is considered undercapitalized. Federal law authorizes the OCC to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. The OCC may not reclassify a significantly undercapitalized institution as critically undercapitalized. As of September 30, 2020, the Bank exceeded the requirements of a well capitalized institution.

Dodd-Frank Act Stress Tests ("DFAST"). On July 6, 2018, bank regulatory agencies (the Federal Reserve, Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency) issued a joint interagency statement regarding the impact of the Economic Growth, Regulatory Relief, and Consumer Protection Act ("EGRRCPA") on financial institutions. The EGRRCPA gave immediate relief from stress testing for applicable bank holding companies but not financial institutions until November 25, 2019. Pursuant to direction from the Bank's regulators, the Bank was provided similar relief and is no longer required to submit company-run annual stress tests. Notwithstanding these amendments to the stress testing requirements, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. Although the Bank will continue to monitor its capital consistent with the safety and soundness expectations of the federal regulators, the Bank will no longer conduct company-run stress testing as a result of the legislative and regulatory amendments. The Bank continues to use customized stress testing to support the business and as part of its risk management and capital planning process.

EGRRCPA also enacted several important changes in some technical compliance areas that we believe will help reduce our regulatory burden, including:

•Prohibiting federal banking regulators from imposing higher capital standards on High Volatility Commercial Real Estate (“HVCRE”) exposures unless they are for acquisition, development or construction (“ADC”), and clarifying ADC status;
•Requiring the federal banking agencies to amend the Liquidity Coverage Ratio Rule such that all qualifying investment-grade, liquid and readily-marketable municipal securities are treated as level 2B liquid assets, making them more attractive investment alternatives;

•Exempting from appraisal requirements certain transactions involving real property in rural areas and valued at less than $400,000; and
•Directing the Consumer Financial Protection Bureau to provide guidance on the applicability of the TILA-RESPA Integrated Disclosure rule to mortgage assumption transactions and construction-to-permanent home loans, as well the extent to which lenders can rely on model disclosures that do not reflect recent regulatory changes.

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

Taxation

Federal Taxation. For federal and state income tax purposes, the Company reports its income and expenses on the accrual basis method of accounting and files its federal and state income tax returns on a September 30 fiscal year end basis. The Company files consolidated federal and state income tax returns with its subsidiaries. The Company's federal income tax returns are open and subject to potential examination by the IRS for fiscal year 2017 and later.

State Taxation. The states of Washington and Nevada do not have state income taxes. Washington state has a business and occupation tax based on a percentage of gross receipts; however, interest received on loans secured by first mortgages or deeds of trust on non-transient residential properties is not subject to this tax.

•The state of Idaho has a corporate income tax with a statutory rate of 6.925% of apportionable income.
•The state of Oregon has a corporate excise tax with a statutory rate of 6.6% on the first $1 million of apportionable income and then 7.6% on any excess income over $1 million. There is a minimum tax that applies if the minimum tax exceeds the calculated tax. Beginning in 2020, Oregon also has a new Corporate Activity Tax on gross receipts in addition to the existing corporate excise tax on net income. The new Corporate Activity Tax is imposed on taxable commercial activity in excess of $1 million at the rate of 0.57%, plus a flat tax of $250.
•The state of Utah has a corporate franchise tax with a statutory rate of 4.95% of apportionable income.
•The state of Arizona has a corporate income tax with a statutory rate of 4.9% of apportionable income.
•The state of Texas has a corporate franchise tax with a statutory rate of 0.75% on apportionable taxable margin.
•The state of New Mexico has a corporate income tax with a current statutory rate of 4.8% on the first $500,000 of apportionable income, and 5.9% on any excess income over $500,000.
•The state of California has a corporate franchise tax with a statutory rate of 10.84% of apportionable income for banks and financial institutions.

Competition

We operate in a highly competitive environment. Our competitors include other national banks, savings associations, community banks, credit unions and other financial intermediaries, and new market participants offering services similar to those that we offer. We compete with some competitors within our geographic market area, and with others on a product specific basis, such as the residential mortgage market. Our ability to compete effectively depends on our ability to provide first-rate, friendly and professional customer service and deliver the banking solutions that our customers want and need. We are also dependent upon our ability to attract and retain employees while managing compensation and other costs.

Availability of Financial Data

Under the Securities Exchange Act of 1934 ("Exchange Act"), the Company is required to file annual, quarterly and current reports, proxy statements and other information with the SEC. We file reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, with the SEC. The public may obtain copies of these reports at the SEC's website: www.sec.gov.

The Company has adopted and posted on its website a code of ethics that applies to its senior financial officers. The Company’s website also includes the charters for its audit committee, compensation committee, risk management committee, nominating and governance committee and regulatory compliance committee. The address for the Company’s website is www.wafdbank.com. The Company will provide a printed copy of any of the aforementioned documents to any requesting shareholder. The information found on our website is not part of this or any other report that we file or furnish to the SEC.

Item 1A.              Risk Factors

Ownership of our common stock involves risk. Investors should carefully consider, in addition to the other information included in this Annual Report on Form 10-K, the following risk factors. The risks described below may adversely affect our business, financial condition and results of operations. These risks are not the only risks we face; additional risks and uncertainties not currently known or that are currently considered to be immaterial may also materially and adversely affect our business.

Operational Risks
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

During 2020, the most notable impact of the COVID-19 pandemic on our results of operations was a higher provision expense for credit losses. Our provision expense was $21,750,000 in 2020, primarily due to the unfavorable market conditions associated with COVID-19, as compared to a $1,650,000 release of allowance for loan losses for the year ended September 30, 2019. As of September 30, 2020, our allowance for credit losses increased to $191,955,000. Additionally, our operations have been impacted by the need to close certain offices and limit how customers conduct business through our branch network. We also face increased operational risks associated with the transition of a portion of our employees to remote working environments, including increased cybersecurity risks such as phishing, malware, and other cybersecurity attacks, all of which could expose us to liability and could seriously disrupt our business operations.

Governments have taken unprecedented steps to partially mitigate the adverse effects of their containment measures. For example, in late March 2020, the CARES Act was enacted to inject more than $2 trillion of financial assistance into the U.S. economy. The Federal Reserve Bank has taken decisive and sweeping actions as well. Since March 15, 2020, their actions have included a reduction in the target range for the federal funds rate to 0 to 25 basis points, a program to purchase an indeterminate amount of Treasury securities and agency mortgage-backed securities, corporate bonds and other investments, and numerous facilities to support the flow of credit to households and businesses. The degree to which our actions and those of governments and others will directly or indirectly assist our customers, counterparties, and third-party service providers and advance our business and the economy generally is not yet clear. The possibility of negative interest rates on U.S. Treasury or other market instruments could adversely affect our results of operations by, for example, reducing asset yields or spreads, creating operating and system issues, or having other adverse impacts on our business.

The full extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects is still uncertain, and will depend on a number of evolving factors, including:

•The duration, extent, and severity of the pandemic. COVID-19 has not yet been contained and could affect significantly more households and businesses, or cause additional limitations on commercial activity, increased unemployment, increased property vacancy rates and general economic and financial instability. The continuation of the pandemic may also negatively impact regional economic conditions for a period of time, resulting in declines in loan demand and collateral values. The duration and severity of the pandemic continues to be impossible to predict, as is the potential for a seasonal or other resurgence and the economic impact will likely continue even after the COVID-19 outbreak has subsided, continuing to affect our business, financial position, results of operations and prospects.
•The response of governmental authorities. To date, many of the actions of governmental authorities have been directed toward curtailing household and business activity to contain COVID-19 while simultaneously deploying fiscal- and monetary-policy measures to partially mitigate the adverse effects on individual households and businesses. The success or impact of these actions and their effect on our customers and the economy generally is not yet clear. Further, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on our business.
•The effect on our customers, counterparties, employees, and third-party service providers. COVID-19 and its associated consequences and uncertainties are affecting individuals, households, and businesses differently and unevenly. Negative impacts on our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans.
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

As a participating lender in the SBA Paycheck Protection Program (“PPP”), we are subject to additional risks of litigation from our customers or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We have participated as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to potential risks relating to noncompliance with the PPP.

Since the opening of the PPP, several other banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. We may be exposed to the risk of similar litigation, from both customers and non-customers that approached us regarding PPP loans, regarding our process and procedures used in processing applications for the PPP, or litigation from agents with respect to agent fees. If any such litigation is filed against us and is not resolved in a favorable manner, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

We have adopted new accounting guidance, specifically CECL, to account for our credit losses that may be more volatile and may adversely impact our financial statements when forecasted market conditions change.

Effective October 1, 2020, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update 2016-13, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the previous "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as CECL. Under CECL, we are required to present certain financial assets carried at amortized cost, such as loans and leases held for investment, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model, which delays recognition until it is probable a loss has been incurred. CECL may create more volatility in our earnings and the level of our allowance for credit losses.

Our allowance for credit losses ("ACL") may not be adequate to cover future loan losses, which could adversely affect our financial condition and results of operations.

Due to the declining economic conditions, our customers may not be able to repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. While we maintain, and have increased, our ACL to provide for loan defaults and non-performance, losses may exceed the value of the collateral securing the loans and the allowance may not fully cover any excess loss.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Our ACL is based on these judgments, as well as historical loss experience and an evaluation of the other risks associated with our loan portfolio, including but not limited to, economic trends and conditions, changes in underwriting standards, management, competition, and trends in delinquencies, non-accrual and adversely classified loans. the size and composition of the loan portfolio, current economic conditions and geographic concentrations within the portfolio. We have also included assumptions about the severity and duration of the effects of the COVID-19 pandemic on our borrowers, their industry, and on economic conditions in general, all of which are highly uncertain and for which we have no historical experience to draw upon. Federal regulatory agencies, as part of their examination process, review our loans and ACL. If our assumptions and judgments used to determine the ACL prove to be incorrect, if the value of the collateral securing the loans decreases substantially or if regulators disagree with its judgments, we may need to increase the ACL in amounts that exceed our expectations. Material additions to the ACL would adversely affect our results of operations and financial condition.
We have a risk of systems failures and cyber-security risk, including "hacking" and "identity theft."
We rely extensively on the successful and uninterrupted functioning of information technology and telecommunications systems to conduct our business. This includes internally developed systems, the systems of third-party service providers, and digital and mobile technologies. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems, and could damage our reputation, result in loss of customer business, subject us to regulatory scrutiny, or expose us to civil litigation and possible financial liability.

We believe we have information systems and security procedures, controls and policies designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, however, because the techniques used to obtain unauthorized access, disable or degrade systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate protective measures.

Cybersecurity and the continued development and enhancement of controls, processes and practices designed to protect customer information, systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for the Company. As cybersecurity threats continue to evolve, we may be required to expend additional resources to continue to enhance, modify and refine our protective measures against these evolving threats.

To date, we have no knowledge of a successful cyber-attack or other material information security breach affecting our systems. However, our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and our plans to continue to implement internet banking and mobile banking channels, expand operations and use third-party information systems. Recent instances of attacks specifically targeting financial services businesses indicate that the risk to our systems remains significant. If we were to experience a cyber-attack or information security breach, we could suffer damage to our reputation, and incur substantial additional expenses, including remediation expenses, costs associated with customer notification and credit monitoring services, increased insurance premiums, regulatory penalties and fines and costs associated civil litigation, any of which could have a material adverse effect on our business, financial conditions and results of operations.

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

We also face additional costs when our customers become the victims of cyber attacks. For example, various retailers have reported that they have been the victims of cyber attacks in which large amounts of their customers’ data, including debit and credit card information, is obtained. Our customers may be the victims of phishing scams, providing cyber criminals access to their accounts or credit or debit card information. In these situations, we incur costs to replace compromised cards and address fraudulent transaction activity affecting our customers.

Both internal and external fraud and theft are risks. If personal, non-public, confidential or proprietary information of Bank customers were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or if such information were to be intercepted or otherwise inappropriately taken by third parties. These activities can occur in connection with the origination of loans and lines of credit, ACH transactions, wire transactions, ATM transactions, and checking transactions, and result in financial losses as well as reputational damage.

Operational errors include clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Because of the Bank’s large transaction volume and its necessary dependence upon automated systems to record and process these transactions, there is a risk that technical flaws or tampering or manipulation of those automated systems, arising from events wholly or partially beyond its control, may give rise to disruption of service to customers and to financial loss or liability. We are exposed to the risk that our business continuity and data security systems prove to be inadequate.

The occurrence of any of these risks could result in a diminished ability for us to operate our business, additional costs to correct defects, potential liability to clients, reputational damage and regulatory intervention, any of which could adversely affect our business, financial condition and results of operations.

The ongoing COVID-19 pandemic is increasing cyber-security risks.

The ongoing COVID-19 pandemic is introducing additional risk to our information systems and security procedures, controls and policies as a result of employees, contractors and other corporate partners working remotely. As a result of the increased remote workforce, we must increasingly rely on information technology systems that are outside our direct control, and these systems are also vulnerable to cyber-based attacks and security breaches. In addition, since the beginning of pandemic, there has been an increase attacks by cyber criminals on businesses and individuals, utilizing interest in pandemic-related information and the fear and uncertainty caused by the pandemic to increase phishing, malware, and other cybersecurity attacks designed to trick victims into transferring sensitive data or funds, steal credentials or deploy malware that compromises information systems. If one of our employees were to fall victim to one of these attacks, or our information technology systems are compromised, our operations could be disrupted, or we may suffer financial loss, reputational loss, loss of customer business or other critical assets, or become exposed to regulatory fines and intervention or civil litigation.

Current uncertain economic conditions pose challenges, and could adversely affect our business, financial condition and results of operations.

We are operating in an uncertain economic environment, with much of the uncertainty driven by the continuation of the COVID-19 pandemic. The pandemic is causing a global economic slowdown, with record unemployment and declining GDP in the United States. Continued economic uncertainty and a recessionary economy could result in financial stress on the Bank's borrowers, which could adversely affect our business, financial condition and results of operations. We have significantly increased the expense for credit losses as a result of this uncertainty, however, deteriorating conditions in the regional economy served by our Company, or in certain sectors of the economy, could drive losses beyond that which is provided for in our allowance for loan losses. We could also face the following risks in connection with the following events:

•Market developments and economic slowdown may affect consumer confidence levels and may cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities.
•The processes we use to estimate the allowance for credit losses and other reserves may prove to be unreliable. Such estimates rely upon complex modeling inputs and judgments, including forecasts of economic conditions, which may be rendered inaccurate and/or no longer subject to accurate forecasting.
•Our ability to assess the creditworthiness of our borrowers may be impaired if the models and approaches we use to select, manage, and underwrite loans become less predictive of future charge-offs.
•Regulatory scrutiny of the industry could increase, leading to increased regulation of the industry that could lead to a higher cost of compliance, limit our ability to pursue business opportunities and increase our exposure to litigation or fines.
•Ineffective monetary policy or other market conditions could cause rapid changes in interest rates and asset values that would have a materially adverse impact on our profitability and overall financial condition.
•Further erosion in the fiscal condition of the U.S. Treasury could lead to new taxes that would limit our ability to pursue growth and return profits to shareholders.

If these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition.

Regulatory and Litigation Risks

Failure to comply with the 2020 and 2013 Consent Orders from the Consumer Financial Protection Bureau regarding our Home Mortgage Disclosure Act submissions could result in additional regulatory enforcement action.

In March 2020, the Consumer Financial Protection Bureau (the “CFPB”) Office of Enforcement formally notified us of alleged violations of the Home Mortgage Disclosure Act (“HMDA”) associated with our HMDA reporting submissions. The CFPB alleged that the Bank did not accurately report all required relevant information within the annual HMDA submissions. We responded to the CFPB, noting that the Bank has instituted enhanced procedures to ensure compliance with HMDA, and submitted amended HMDA filings. In October 2020, after further discussions with the CFPB, we entered into a consent order related to our HMDA reporting, under which we agreed to pay a $200,000 civil money penalty, and implement a HMDA compliance management system while adhering to a compliance plan. The consent order will be in effect for 10 years. We had previously entered in a consent order with the CFPB in 2013, also relating to HMDA reporting deficiencies, resulting in a $34,000 civil money penalty. The 2013 HMDA Consent Order remains in effect. Any further deficiencies in our HMDA reporting submissions could result in additional regulatory enforcement actions, cause us to incur additional significant compliance costs and subject us to larger fines. Moreover, continued deficiencies in our HMDA reporting could have serious reputational consequences for the Bank. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

Non-Compliance with the USA PATRIOT Act, Bank Secrecy Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Community Reinvestment Act, Fair Lending Laws, Flood Insurance Reform Act or other laws and regulations could result in fines or sanctions, and curtail our expansion opportunities.

Financial institutions are required under the USA PATRIOT Act of 2001 (the “Patriot Act”) and Bank Secrecy Act ("BSA") to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department's Office of Financial Crimes Enforcement Network. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with the Patriot Act and BSA statutes and regulations could result in fines or penalties, curtailment of expansion opportunities, enforcement actions, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations, and we are subject to a Consent Order with respect to our BSA Program, as described below. In addition, the U.S. Government imposed and is expected to continue to expand laws and regulations relating to residential and consumer lending activities that could create significant new compliance burdens and financial costs.

The Office of the Comptroller of the Currency has issued a Consent Order with respect to our BSA compliance, requiring the Company to implement additional controls and systems and curtail expansion plans. Failure to comply with the Consent Order could result in additional regulatory enforcement action, including fines or sanctions.

The Bank Secrecy Act, the Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. On February 28, 2018, pursuant to a Stipulation and Consent to the Issuance of a Consent Order (the “Stipulation”), the OCC issued a Consent Order relating to the Bank, the terms of which are intended to further enhance its BSA program. Copies of the Stipulation and the Consent Order were filed with the SEC on March 1, 2018 as exhibits to our Current Report on Form 8-K. The Bank expects to continue to incur significant expenses as it strengthens its BSA program and implements additional policies and procedures associated with complying with the Consent Order. The Bank does not expect to pursue acquisitions or branch expansion until its BSA program has improved. Issuance of the Consent Order does not preclude further government action with respect to the Bank’s BSA program, including the imposition of fines, sanctions, additional expenses and compliance costs, and/or restrictions on the activities of the Bank. In addition, failure to comply with the Consent Order could subject us to additional expense and further regulatory enforcement action, including the imposition of material restrictions on the activities of the Bank or the assessment of fines or penalties, which could prevent the Bank from executing its business strategy and negatively impact its business. Any further deficiency in the Bank's BSA/AML policies, procedures and systems could cause us to incur additional significant compliance costs and could subject it to fines and further regulatory actions. Moreover, failure to maintain and implement an effective BSA program could also have serious reputational consequences for the Bank. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly regulated industry, which limits the manner and scope of our business activities.

We are subject to extensive supervision, regulation and examination by the OCC, CFPB and the FDIC. In addition, the Federal Reserve is responsible for regulating the holding company. This regulatory structure is designed primarily for the protection of the deposit insurance funds and consumers and not to benefit our shareholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity, data reporting and various other factors. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Under this structure the OCC, the FDIC, the CFPB and the Federal Reserve have broad discretion to impose restrictions and limitations on our operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations.

Failure to comply with applicable laws and regulations could also result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements and cease and desist orders. In addition to monetary fines, failure to meet regulatory requirements could require the Bank to incur additional significant costs in order to bring our programs and operations into compliance, negatively impact our reputation, and have a material adverse effect on our business, financial condition and results of operations.

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

Recent national and state legislation and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect our business.

The Dodd-Frank Act has had a substantial impact on the financial services industry since its passage in 2010. The Dodd-Frank Act creates a framework through which regulatory reform has been and continues to be written. While many of the rules required by the Dodd-Frank Act have been implemented, others are still being drafted. As a result, the impact of the future regulatory requirements continues to be uncertain. We expect the way we conduct business to continue to be affected by these regulatory requirements, including through limitations on our ability to pursue certain lines of business, capital requirements, enhanced reporting obligations, and increased costs.

Other legislative initiatives could detrimentally impact our operations in the future. The extent of the impact of any such legislation will be dependent on the specific details of the final legislation passed, if any.

Deposit insurance premiums could increase further in the future.

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund ("DIF") at a specific level. The Bank's FDIC insurance premiums increased substantially beginning in 2009, and it expects to pay significant premiums in the future. Unfavorable economic conditions, increased bank failures and additional failures decreased the DIF. In order to restore the DIF to its statutorily mandated minimum of 1.35% of total deposits, the FDIC may need to increase deposit insurance premium rates. Insured institutions with assets of $10 billion or more are responsible for funding this increase. The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act. The FDIC has also established a higher reserve ratio of 2% as a long term goal and the minimum level needed to withstand future financial crises of the magnitude of past crises. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. Any increase in the Bank's FDIC premiums could have an adverse effect on its business, financial condition and results of operations.

We are subject to various claims and litigation, which could result in significant expenses, losses and damage to our reputation.

We are, from time to time, subject to claims and proceedings related to our operations. These claims and legal actions could include supervisory or enforcement actions by our regulators, criminal proceedings by prosecutorial authorities, or civil claims by our customers, former customers, contractual counterparties, and current and former employees. We may also face class action lawsuits for alleged violations of employment, state wage and hour and consumer protection laws. These claims could involve large monetary demands, including civil money penalties or fines imposed by government authorities, and significant defense costs. If such claims and legal actions are brought, and are not resolved in a manner favorable to the Company, they could result in financial liability and/or reputational harm, which could have a material adverse effect on our financial condition and results of operations.

Banking institutions are also increasingly the target of class action lawsuits, most recently claiming deceptive practices or violations of account terms in connection with non-sufficient funds or overdraft charges. In September 2020, we received notice a similar class action had been filed against WaFd Bank, alleging that we have been improperly charging our customers overdraft fees on items re-presented for payment. While we have not been served with this lawsuit to date, we do not believe the claims have merit, and intend to oppose the lawsuit and the certification of the class. However, the results of litigation are inherently unpredictable, and defending against these claims is expected to be time consuming and costly, and could require significant amounts of management time and divert significant resources. If this or another class action lawsuit is determined adversely to us, or we were to enter into a settlement agreement in connection with such a matter, we could be exposed to monetary damages, reputational harm, or subject to limits on our ability to operate our business, which could have an adverse effect on our financial condition, and operating results.

Market and Industry Risks

Our operations are focused in the western United States, subjecting us to the risks of general economic conditions in these market areas.

Substantially all of the Bank's loans are to individuals, businesses and real estate developers in the Pacific Northwest, Arizona, Utah, Texas, New Mexico and Nevada. As a result, our business depends significantly on general economic conditions in these market areas. A substantial increase in unemployment rates, or severe declines in housing prices and property values in these primary market areas could have a material adverse effect on our business due to a number of factors, including:

•Loan delinquencies may increase.
•Problem assets and foreclosures may increase.
•Demand for the Bank's products and services may decline.
•Collateral for loans made by the Bank, especially real estate, may decline in value, in turn reducing a customer's borrowing power and reducing the value of assets and collateral associated with the loans.
•Natural disasters and catastrophic events such as wildfires, floods and earthquakes may damage or destroy collateral for loans made by the Bank and negatively impact the collateral’s value and a customer’s ability to repay loans.

A downturn in the real estate market would hurt our business.

The Bank’s business activities and credit exposure are concentrated in real estate lending. The market for real estate is cyclical and the outlook for this sector is uncertain. A downturn in the real estate market, accompanied by falling values and increased foreclosures would hurt our business because a large majority of our loans are secured by real estate.

If a significant decline in market values occurs, the collateral for loans will provide decreasing levels of security. As a result, our ability to recover the principal amount due on defaulted loans by selling the underlying real estate will be diminished, and we will be more likely to suffer losses on defaulted loans.

We own real estate as a result of foreclosures resulting from non-performing loans. If other lenders or borrowers liquidate significant amounts of real estate in a rapid or disorderly fashion, or if the FDIC elects to dispose of significant amounts of real estate from failed financial institutions in a similar fashion, it could have an adverse effect on the values of the properties owned by the Company by depressing the value of these real estate holdings. In such a case, we may incur further write-downs and charge-offs, which could, in turn, adversely affect our business, financial condition and results of operations.

We may suffer losses in our loan portfolio due to inadequate or faulty underwriting and loan collection practices.

There are risks inherent in any loan portfolio, which we attempt to address by adhering to specific underwriting and loan collection practices. Underwriting practices often include analysis of a borrower's prior credit history; financial statements; tax returns; cash flow projections; valuation of collateral; personal guarantees of loans to businesses; and verification of liquid assets. If the underwriting process fails to capture accurate information or proves to be inadequate, we may incur losses on loans that appeared to meet our underwriting criteria, and those losses may exceed the amounts set aside as reserves in the allowance for credit losses. Loan collection resources may be expanded to meet increases in nonperforming loans resulting from economic downturns or to service any loans acquired, resulting in higher loan administration costs. We are also exposed to the risk of improper documentation of foreclosure proceedings that would also increase the cost of collection.

Our systems, technology and digital capabilities may not provide the desired results, which may expose us to significant risks.

In many instances, the Bank’s products and services to customers are dependent upon third-party vendors, who provide necessary or critical services and support. Any disruption of such services, or an unplanned termination of a third-party license or service agreement related thereto, could adversely affect our ability to provide and service products which our customers need or demand.

In recent years, we have made a significant ongoing investment to enhance our technology capabilities with the objectives of enhancing customer experience, growing revenue and improving operating efficiency over time. There is a risk that these investments may not provide the anticipated benefits and/or will prove significantly more costly and time consuming to produce. If this occurs, we may see a loss of customers, and our financial results and ability to execute on our strategic plan may be adversely impacted.

Our business is subject to interest rate risk, and changes in market interest rates may negatively affect our business, financial condition and results of operations.

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

Furthermore, movements in interest rates, the pace at which such movements occur and the volume and mix of our interest-bearing assets and liabilities influence the level of net interest income. The cost of customer deposits is largely based on short-term interest rates, the level of which is driven by the FOMC. However, the yields generated by long-term loans, such as single-family residential and multifamily mortgage loans, and securities are typically driven by longer-term (10 year) interest rates, which are set by the market and vary from day to day. During the last few years, the Federal Reserve's unprecedented involvement in the purchase of assets, commonly known as "quantitative easing," has caused interest rates to be lower than they would have been without such involvement. The COVID-19 pandemic has led the Federal Reserve to reverse its unwinding of quantitative easing and instead dramatically increase their non-traditional activites. These activities supress long-term interest rates and could lead to unforseen consequences.

If the interest rates on interest-bearing liabilities increase at a faster pace than the interest rates on interest-earning assets, the result could be a reduction in our net interest income and with it, a reduction in earnings. The same could be true if interest rates on interest-earning assets decline faster than the rates on interest-bearing liabilities. Net interest income and earnings would be similarly impacted were the interest rates on interest-earning assets to decline more quickly than the interest rates on interest-bearing liabilities. In addition, changes in interest rates could affect the Bank's ability to originate loans and attract and retain deposits; the fair values of its securities and other financial assets; the fair values of its liabilities; and the average lives of its loan and securities portfolios. Additionally, decreases in interest rates could lead to increased loan refinancing activity, which, in turn, would alter the balance of our interest-earning assets and impact net interest income. Increases in interest rates could reduce loan refinancing activity, which could result in compression of the spread between loan yields and more quickly rising funding rates.

We may also be exposed to movements in market rates to a degree not experienced by other financial institutions, as a result of our significant portfolio of fixed-rate single-family home loans, which are longer-term in nature than the customer accounts and borrowed money that constitute our liabilities.

Our liquidity may be adversely impacted by issues arising from certain industry deficiencies in foreclosure practices, including delays and challenges in the foreclosure process.

Foreclosure process issues and the potential legal and regulatory responses to them could negatively impact the process and timing to completion of foreclosures for residential mortgage lenders, including the Bank. Foreclosure timelines have increased in recent years due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases as a result of economic downturns, additional consumer protection initiatives related to the foreclosure process and voluntary or mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure. In addition, due to the COVID-19 emergency, certain states in which we do business have enacted temporary stays on evictions and foreclosures, or instituted a right to forbearance for homeowners experiencing financial hardship. Should these stays or rights to forbearance continue, we may be limited in our inability to take timely possession of real estate assets collateralizing loans, which may increase our loan losses. Increases in the foreclosure timeline may also have an adverse effect on collateral values and the our ability to minimize our losses.

The replacement of the LIBOR benchmark interest rate may have an impact on the our business, financial condition or results of operations.

Certain loans made by us and financing extended to us are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. In addition, we also have investments and interest rate derivatives that reference LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee ("ARRC") has recommended the use of a Secured Overnight Funding Rate ("SOFR"). SOFR is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate. These differences could lead to a greater disconnect between the Bank's costs to raise funds for SOFR as compared to LIBOR. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of multiple alternative reference rate(s). These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us.

Our ability to originate mortgage loans has been adversely affected by the increased competition resulting from the involvement of the U.S. Government, the Federal Reserve and Government-Sponsored Enterprises (“GSEs”) in the residential mortgage market.

Over the past few years, we have faced increased competition for mortgage loans due to the increased involvement of the GSEs in the mortgage market, which has caused interest rates for thirty year fixed-rate mortgage loans that conform to GSE guidelines to remain artificially low. Mortgage loan repayments on one-to-four family residential properties have been elevated, and it is possible that these mortgage loan repayments will outpace our loan production as a result of this competition, making it difficult for us to grow our mortgage loan portfolio and balance sheet, and having an adverse effect on our business.

The Bank faces strong competition from other financial institutions and new market participants, offering services similar to those offered by the Bank.

Many competitors offer the same types of loans and deposit services that the Company offers. These competitors include other national banks, savings associations, community banks, credit unions and other financial intermediaries. In particular, our competitors include national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, recent technological breakthroughs have made it possible for other non-traditional competitors to enter the marketplace and compete for traditional banking services. Increased competition within our geographic market area may result in reduced loan originations and deposits. Ultimately, competition from current and future competitors may affect our business materially and adversely.

Security Ownership Risks

Our ability to pay dividends is subject to limitations that may affect our ability to continue to pay dividends to Shareholders.

We are a separate legal entity from our bank subsidiary and do not have significant operations of our own. The availability of dividends from the Bank is limited by the Bank's earnings and capital, as well as various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the Bank may not be able to pay dividends to the Company. If the Bank is unable to pay dividends to the Company, then we may not be able to pay dividends on our common stock to our shareholders. Our stock price may be negatively affected by our inability to pay dividends, which will have an adverse impact on both the Company and our shareholders.

The market price for our common stock may be volatile.

The market price of our common stock could fluctuate substantially in the future in response to a number of factors, including those discussed below. The market price of our common stock has in the past fluctuated significantly, and is currently trading near its 52-week low. We expect to see additional volatility in the financial markets due to the uncertainty of COVID-19, and if the results of the recent presidential election continue to be disrupted. Some additional factors that may cause the price of our common stock to fluctuate include:

•general conditions in the financial markets and real estate markets
•macro-economic and political conditions in the United States
•variations in the operating results of the Company and our competitors
•events affecting other companies that the market deems comparable to the Company
•changes in securities analysts' estimates of our future performance and the future performance of our competitors
•announcements by the Company or our competitors of mergers, acquisitions and strategic partnerships
•additions or departure of key personnel
•the presence or absence of short selling of the Company's common stock
•future sales by us of our common stock or debt securities

The stock markets in general have experienced substantial price and trading fluctuations. These fluctuations have resulted in volatility in the market prices of securities that often has been unrelated or disproportionate to changes in operating performance. These broad market fluctuations are expected to continue for the near future, and may adversely affect the trading price of our common stock.

There may be future sales or other dilution of the Company's equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of any additional shares of common or of preferred stock or convertible securities or the exercise of such securities could be substantially dilutive to existing shareholders. For instance, exercise of the warrant issued to the U.S. Treasury in connection with our participation in the Capital Purchase Program diluted the value of our common stock. We may also elect to use common stock to fund new acquisitions, which will dilute existing shareholders. Holders of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders.

We rely, in part, on external financing to fund our operations and the unavailability of such funding in the future could adversely impact our growth and prospects.

We rely on customer deposits, advances from the FHLB of Des Moines and other borrowings to fund our operations. Management has historically been able to replace maturing deposits, if desired; however we may not be able to replace such funds at any given point in time if our financial condition or market conditions change or if the cost of doing so might adversely affect our business, financial condition and results of operations.

Although we consider current sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. Such borrowings, if sought, may not be available to us or, if available, may not be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our business, financial condition and results of operations may be adversely affected.

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

We are incorporated in the state of Washington and subject to Washington state law. Some provisions of Washington state law could interfere with or restrict takeover bids or other change-in-control events affecting us. For example, Chapter 23B.19 of the Washington Business Corporation Act, with limited exceptions, prohibits a “target corporation” from engaging in specified “significant business transactions” for a period of five years after the share acquisition by an acquiring person, unless:
▪the prohibited transaction or the acquiring person's purchase of shares was approved by a majority of the members of the target corporation's board of directors prior to the acquiring person's share acquisition; or
▪the prohibited transaction was both approved by the majority of the members of the target corporation's board and authorized at a shareholder meeting by at least two-thirds of the outstanding voting shares (excluding the acquiring person's shares) at or subsequent to the acquiring person's share acquisition. An acquiring person is defined as a person or group of persons that beneficially own 10% or more of the voting securities of the target corporation. Such prohibited transactions include, among other things:
•certain mergers, or consolidations with, disposition of assets to, or issuances of stock to or redemption of stock from, the acquiring person;
•termination of 5% or more of the employees of the target corporation as a result of the acquiring person's acquisition of 10% or more of the shares;
•allowing the acquiring person to receive any disproportionate benefit as a shareholder; and
•liquidating or dissolving the target corporation.

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

September 30, 2020		Property
Location	Number of Offices	Owned	Leased (1)	Net Book Value (2)
				(In thousands)
Washington	81	65	16	$120,821
Idaho	24	20	4	36,374
Oregon	47	37	10	36,543
Utah	10	6	4	6,172
Arizona	31	24	7	22,145
Texas	7	2	5	4,125
New Mexico	26	24	2	21,999
Nevada	12	6	6	4,626
Total	238	184	54	$252,805
 ___________________________
(1)    The leases have varying terms expiring from 2020 through 2070, including renewal options.
(2)    Amount represents the net book value of all land, property and equipment owned by the Company and the book value of leasehold improvements, where applicable.

The Company evaluates on a continuing basis the suitability and adequacy of its offices, both branches and administrative centers, and has opened, relocated, remodeled or closed them as necessary to maintain efficient and attractive premises. The net investment in premises, equipment and leaseholds was $252,805,000 at September 30, 2020.

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

Item 4.                 Mine Safety Disclosures
None.

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The information required by this item is set forth in the 2020 Annual Report to Shareholders, which is included herein as Exhibit 13.

Issuer Purchases of Equity Securities

The Company’s stock repurchase program was publicly announced by the board of directors on February 3, 1995 and has no expiration date. Under this program, a total of 66,956,264 shares of the Company’s common stock have been authorized for repurchase. The following table shows the share repurchases made for the three months ended September 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2020 to July 31, 2020	—	$—	—	4,627,393
August 1, 2020 to August 31, 2020	162	23.34	162	4,627,231
September 1, 2020 to September 30, 2020	—	—	—	4,627,231
Total	162	$23.34	162	4,627,231

Item 6.                 Selected Financial Data
The information required by this item is set forth in the 2020 Annual Report and is incorporated herein by reference.

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information required by this item is set forth in the 2020 Annual Report and is incorporated herein by reference.

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk
The information required herein is incorporated by reference to the section titled Interest Rate Risk within this Form 10-K.

Item 8.                 Financial Statements and Supplementary Data
The information required by this item is set forth in the 2020 Annual Report and is incorporated herein by reference.

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.              Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, the Company carried out an evaluation, under the supervision and participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in SEC rules and forms and were effective to ensure that such information is accumulated and communicated to the

Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 version of its Internal Control-Integrated Framework. Based on its assessment, the Company’s management believes that as of September 30, 2020, the Company’s internal control over financial reporting was effective based on this criteria.

The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the Company’s internal control over financial reporting, which is incorporated by reference and set forth in the 2020 Annual Report.
There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.              Other Information

None.

PART III

Item 10.              Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference. The Company’s annual meeting of Shareholders is set to be held on January 26, 2021.
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

Item 11.              Executive Compensation
The information required by this item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.

Item 13.              Certain Relationships and Related Transactions and Director Independence
The information required by this item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.

Item 14.              Principal Accounting Fees and Services
The information required by this item will be set forth in the 2020 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.              Exhibits and Financial Statement Schedules
(a)(1) The following financial statements are incorporated herein by reference in the sections immediately following the Selected Financial Data of the Annual Report.
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of September 30, 2020 and 2019
Consolidated Statements of Operations for each of the years in the three-year period ended September 30, 2020
Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended September 30, 2020
Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended September 30, 2020
Consolidated Statements of Cash Flows for each of the years in the three-year period ended September 30, 2020
Notes to Consolidated Financial Statements
(a)(2) There are no financial statement schedules filed herewith.
(a)(3) The following exhibits are filed as part of this report, and this list includes the Exhibit Index:

No.	Exhibit	Page/ Footnote

3.1	Restated Articles of Incorporation of the Company	(1)

3.2	Amended and Restated Bylaws of the Company	(2)

4.1	Description of Registrant's Securities

10.1	2020 Incentive Plan and Form of Award Agreements *

10.2	2011 Incentive Plan, as amended *	(3)

10.3	Form of Restricted Stock Award Agreement under 2011 Incentive Plan *	(4)

10.4	Form of Stock Option Agreement under 2011 Incentive Plan *	(4)

10.5	Form of Indemnification Agreement *	(4)

10.6	Form of Change in Control Agreement *	(5)

10.7	Transition Agreement *	(6)

13	Annual Report to Shareholders

21	Subsidiaries of the Company - Reference is made to Item 1, “Business - Subsidiaries” for the required information

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification by the Chief Executive Officer

31.2	Section 302 Certification by the Chief Financial Officer

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002

101	Financial Statements from the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 formatted in iXBRL
 ___________________

*	Management contract or compensation plan
(1)Incorporated by reference from the Registrant's Form 10-Q filed with the SEC on May 3, 2016.
(2)Incorporated by reference from the Registrant's Form 8-K filed with the SEC on November 20, 2020
(3)Incorporated by reference from the Registrant's Form 10-K filed with the SEC on November 21, 2016.
(4)Incorporated by reference from the Registrant's Form 8-K filed with the SEC on October 24, 2016.
(5)Incorporated by reference from the Registrant's Form 8-K filed with the SEC on August 19, 2015.

(6)Incorporated by reference from the Registrant's Form 8-K filed with the SEC on January 24, 2017.

Item 16.              Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON FEDERAL, INC.

November 23, 2020	By:	/S/ BRENT J. BEARDALL
Brent J. Beardall, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Brent J. Beardall	November 23, 2020
Brent J. Beardall Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ Vincent L. Beatty	November 23, 2020
Vincent L. Beatty Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Cory D. Stewart	November 23, 2020
Cory D. Stewart Senior Vice President and Principal Accounting Officer (Principal Accounting Officer)
/s/ Thomas J. Kelley	November 23, 2020
Thomas J. Kelley, Chairman of the Board
/s/ Linda S. Brower	November 23, 2020
Linda S. Brower, Director
/s/ Stephen M. Graham	November 23, 2020
Stephen M. Graham, Director
/s/ David K. Grant	November 23, 2020
David K. Grant, Director
/s/ S. Steven Singh	November 23, 2020
S. Steven Singh, Director
/s/ Barbara L. Smith	November 23, 2020
Barbara L. Smith, Director
/s/ Mark N. Tabbutt	November 23, 2020
Mark N. Tabbutt, Director
/s/ Randall H. Talbot	November 23, 2020
Randall H. Talbot, Director