Form 10-Q
period 2020-12-31
WASHINGTON FEDERAL INC
filed 2021-01-29
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-34654
WASHINGTON FEDERAL INC
(Exact name of registrant as specified in its charter)

Washington			91-1661606
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

425 Pike Street	Seattle	Washington	98101
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s telephone number, including area code (206) 624-7930

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value per share	WAFD	NASDAQ Stock Market

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

The registrant had outstanding 75,891,386 shares of common stock as of January 26, 2021.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	December 31, 2020	September 30, 2020
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,830,722	$1,702,977
Available-for-sale securities, at fair value	2,482,944	2,249,492
Held-to-maturity securities, at amortized cost	586,870	705,838
Loans receivable, net of allowance for loan losses of $170,189 and $166,955	12,881,010	12,792,317
Interest receivable	52,671	53,799
Premises and equipment, net	256,242	252,805
Real estate owned	4,463	4,966
FHLB and FRB stock	137,991	141,990
Bank owned life insurance	229,175	227,749
Intangible assets, including goodwill of $302,707 and $302,707	309,425	309,906
Federal and state income tax assets, net	—	5,708
Other assets	292,109	346,508
	$19,063,622	$18,794,055
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$10,381,459	$9,806,432
Time deposit accounts	3,785,082	3,973,192
	14,166,541	13,779,624
FHLB advances	2,600,000	2,700,000
Advance payments by borrowers for taxes and insurance	15,539	49,462
Federal and state income tax liabilities, net	8,294	—
Accrued expenses and other liabilities	211,481	250,836
	17,001,855	16,779,922
Commitments and contingencies (see Note I)
Shareholders’ equity
Common stock, $1.00 par value, $300,000,000 shares authorized; 135,937,934 and 135,727,237 shares issued; 75,867,105 and 75,689,364 shares outstanding	135,938	135,727
Additional paid-in capital	1,680,111	1,678,843
Accumulated other comprehensive income (loss), net of taxes	41,435	16,953
Treasury stock, at cost; 60,070,829 and 60,037,873 shares	(1,238,997)	(1,238,296)
Retained earnings	1,443,280	1,420,906
	2,061,767	2,014,133
	$19,063,622	$18,794,055

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2020	2019
	(In thousands, except share data)
INTEREST INCOME
Loans receivable	$133,671	$142,146
Mortgage-backed securities	7,230	15,612
Investment securities and cash equivalents	6,921	7,066
	147,822	164,824
INTEREST EXPENSE
Customer accounts	14,110	31,481
FHLB advances	13,198	13,658
	27,308	45,139
Net interest income	120,514	119,685
Provision (release) for credit losses	3,000	(3,750)
Net interest income after provision (release)	117,514	123,435

OTHER INCOME
Loan fee income	2,392	1,804
Deposit fee income	6,026	6,260
Other income	5,452	38,312
	13,870	46,376

OTHER EXPENSE
Compensation and benefits	42,723	36,631
Occupancy	9,592	10,135
FDIC insurance premiums	3,263	2,470
Product delivery	4,937	4,267
Information technology	11,831	17,107
Other expense	9,064	12,026
	81,410	82,636
Gain (loss) on real estate owned, net	(449)	(886)
Income before income taxes	49,525	86,289
Income tax expense	10,574	18,423
NET INCOME	$38,951	$67,866

PER SHARE DATA
Basic earnings per share	$0.51	$0.86
Diluted earnings per share	0.51	0.86
Dividends paid on common stock per share	0.22	0.21
Basic weighted average number of shares outstanding	75,792,995	78,480,264
Diluted weighted average number of shares outstanding	75,798,460	78,535,299

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2020	2019
	(In thousands)
Net income	$38,951	$67,866
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $(2,686) and $425	8,991	(1,724)
	8,991	(1,724)

Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $(4,627) and $(697)	15,491	2,418
	15,491	2,418

Other comprehensive income (loss)	24,482	694
Comprehensive income	$63,433	$68,560

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2020	$135,727	$1,678,843	$1,420,906	$16,953	$(1,238,296)	$2,014,133
Net income	—	—	38,951	—	—	38,951
Other comprehensive income (loss)	—	—	—	24,482	—	24,482
Dividends on common stock ($0.22 per share)	—	—	(16,577)	—	—	(16,577)
Proceeds from stock-based awards	2	28	—	—	—	30
Stock-based compensation expense	209	1,240	—	—	—	1,449
Treasury stock acquired	—	—	—	—	(701)	(701)
Balance at December 31, 2020	$135,938	$1,680,111	$1,443,280	$41,435	$(1,238,997)	$2,061,767

(in thousands)	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2019	$135,540	$1,672,417	$1,335,909	$15,292	$(1,126,163)	$2,032,995
Adjustment pursuant to adoption of ASU 2016-13	—	—	(21,945)	—	—	(21,945)
Net income	—	—	67,866	—	—	67,866
Other comprehensive income (loss)	—	—	—	694	—	694
Dividends on common stock ($0.21 per share)	—	—	(16,433)	—	—	(16,433)
Proceeds from stock-based awards	3	47	—	—	—	50
Stock-based compensation expense	177	1,202	—	—	—	1,379
Treasury stock acquired	—	—	—	—	(33,479)	(33,479)
Balance at December 31, 2019	$135,720	$1,673,666	$1,365,397	$15,986	$(1,159,642)	$2,031,127

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,951	$67,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	9,211	15,275
Stock-based compensation expense	1,449	1,379
Provision (release) for credit losses	3,000	(3,750)
Net realized (gain) loss on sales of premises, equipment, and real estate owned	15	(32,734)
Impairment loss on premises and equipment	—	5,931
Decrease (increase) in accrued interest receivable	1,128	2,132
Decrease (increase) in federal and state income tax receivable	5,708	—
Decrease (increase) in cash surrender value of bank owned life insurance	(1,426)	(1,457)
Decrease (increase) in other assets	71,923	(3,793)
Increase (decrease) in federal and state income tax liabilities	981	14,654
Increase (decrease) in accrued expenses and other liabilities	(36,761)	8,092
Net cash provided by (used in) operating activities	94,179	73,595
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(91,857)	20,131
FHLB & FRB stock purchased	(108,001)	(77,200)
FHLB & FRB stock redeemed	112,000	77,200
Available-for-sale securities purchased	(379,760)	(82,028)
Principal payments and maturities of available-for-sale securities	157,246	69,085
Principal payments and maturities of held-to-maturity securities	116,223	81,329
Proceeds from sales of real estate owned	357	820
Net cash received (paid) in business combinations	—	(1,725)
Proceeds from sales of premises and equipment	—	53,790
Premises and equipment purchased and REO improvements	(8,388)	(4,931)
Net cash provided by (used in) investing activities	(202,180)	136,471
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	386,917	(58,626)
Proceeds from borrowings	2,700,007	1,930,000
Repayments of borrowings	(2,800,007)	(1,930,000)
Proceeds from stock-based awards	30	50
Dividends paid on common stock	(16,577)	(16,433)
Treasury stock purchased	(701)	(33,479)
Increase (decrease) in advances payments by borrowers for taxes and insurance	(33,923)	(36,931)
Net cash provided by (used in) financing activities	235,746	(145,419)
Increase (decrease) in cash and cash equivalents	127,745	64,647
Cash, cash equivalents and restricted cash at beginning of period	1,702,977	419,158
Cash, cash equivalents and restricted cash at end of period	$1,830,722	$483,805

(CONTINUED)
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2020	2019
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$(161)	$272
Non-cash financing activities
Stock issued upon exercise of warrants	—	—
Cash paid (received) during the period for
Interest	23,164	45,954
Income taxes	(19)	—

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

The information included in this Form 10-Q should be read in conjunction with the financial statements and related notes in the Company's 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on November 23, 2020 ("2020 Annual Financial Statements"). Interim results are not necessarily indicative of results for a full year.

The Company early adopted ASC 326 during fiscal 2020 and based on the application of the modified retrospective method it became effective on October 1, 2019 for all financial assets measured at amortized cost (primarily loans receivable and held-to-maturity debt securities) and off-balance-sheet credit exposures. The Company recorded a decrease to retained earnings of $21,945,000 as of October 1, 2019 for the cumulative effect of adopting ASC 326.

Summary of Significant Accounting Policies - The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its 2020 Annual Financial Statements. There have not been any significant changes in the Company's significant accounting policies compared to those contained in its 2020 Annual Financial Statements for the year ended September 30, 2020.

Restricted Cash Balances - Based on the level of vault cash on hand, the Company was not required to maintain cash reserve balances with the Federal Reserve Bank as of December 31, 2020. As of December 31, 2020 and September 30, 2020, the Company pledged cash collateral related to derivative contracts of $54,800,000 and $97,600,000, respectively.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Off-balance-sheet credit exposures - The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $3,011,286,000 and $2,738,095,000 at December 31, 2020 and September 30, 2020, respectively. The reserve for unfunded commitments is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class.

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

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments also require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, including reasonably certain renewal periods. The amendments in the ASU are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company adopted this ASU beginning October 1, 2020 and it did not have a material impact on its consolidated financial statements.

NOTE C – Dividends and Share Repurchases

On November 20, 2020, the Company paid a regular dividend on common stock of $0.22 per share, which represented the 151st consecutive quarterly cash dividend. Dividends per share were $0.22 and $0.21 for the quarters ended December 31, 2020 and 2019, respectively. On January 26, 2021, the Company declared a regular dividend on common stock of $0.23 per share, which represents its 152nd consecutive quarterly cash dividend. This dividend will be paid on February 19, 2021 to common shareholders of record on February 5, 2021.

For the three months ended December 31, 2020, the Company repurchased 32,956 shares at an average price of $21.29. As of December 31, 2020, there are 4,594,275 remaining shares authorized to be repurchased under the current Board approved share repurchase program. On January 26, 2021 the Board authorized an additional 10,000,000 shares for repurchase under the program.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE D – Loans Receivable

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A "Summary of Significant Accounting Policies" above.

The Company's loans held for investment are divided into two portfolio segments, commercial loans and consumer loans, with each of those segments further split into loan classes for purposes of estimating the allowance for credit losses.

The following table is a summary of loans receivable by loan portfolio segment and class.

	December 31, 2020		September 30, 2020
	(In thousands)		(In thousands)
Commercial loans
Multi-family	$1,610,796	10.9%	$1,538,762	10.6%
Commercial real estate	1,954,154	13.2	1,895,086	13.1
Commercial & industrial (1)	2,256,627	15.3	2,132,160	14.7
Construction	2,687,708	18.2	2,403,276	16.6
Land - acquisition & development	193,239	1.3	193,745	1.3
Total commercial loans	8,702,524	58.9	8,163,029	56.3
Consumer loans
Single-family residential	5,063,053	34.2	5,304,689	36.7
Construction - custom	659,364	4.5	674,879	4.7
Land - consumer lot loans	110,841	0.7	102,263	0.7
HELOC	139,752	0.9	139,703	1.0
Consumer	111,292	0.8	83,159	0.6
Total consumer loans	6,084,302	41.1	6,304,693	43.7
Total gross loans	14,786,826	100%	14,467,722	100%
Less:
Allowance for credit losses on loans	170,189		166,955
Loans in process	1,679,972		1,456,072
Net deferred fees, costs and discounts	55,655		52,378
Total loan contra accounts	1,905,816		1,675,405
Net loans	$12,881,010		$12,792,317

(1) Includes $646,887,000 and $762,004,000 of SBA Payroll Protection Program loans as of December 31, 2020 and September 30, 2020, respectively.

The Company elected to exclude accrued interest receivable ("AIR") from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of December 31, 2020, and September 30, 2020, AIR for loans totaled $47,168,000 and $48,704,000, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of financial condition.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Loans in the amount of $5,153,478,000 and $5,361,504,000 at December 31, 2020 and September 30, 2020, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") as part of our liquidity management strategy. The FHLB does not have the right to sell or re-pledge these loans.
The following table sets forth the amortized cost basis of non accrual loans and loans 90 days or more past due and accruing.

	December 31, 2020			September 30, 2020
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing
Commercial loans
Multi-family	$—	$—	$—	$—	$—	$—
Commercial real estate	31,397	—	—	3,771	—	—
Commercial & industrial	594	—	280	329	—	—
Construction	1,237	—	—	1,669	—	—
Land - acquisition & development	—	—	—	—	—	—
Total commercial loans	33,228	—	280	5,769	—	—
Consumer loans
Single-family residential	24,349	0	3,908	22,431	—	933
Construction - custom	—	0	—	—	—	—
Land - consumer lot loans	443	0	168	243	—	—
HELOC	334	0	—	553	—	—
Consumer	52	0	6	60	—	17
Total consumer loans	25,178	—	4,082	23,287	—	950
Total non-accrual loans	$58,406	$—	$4,362	$29,056	$—	$950
% of total loans	0.45%			0.22%

The Company recognized interest income on non-accrual loans of approximately $3,489,000 in the three months ended December 31, 2020. Had these loans been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $402,000 for the three months ended December 31, 2020. Recognized interest income for the three months ended December 31, 2020 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide details regarding loan delinquencies by loan portfolio and class.

December 31, 2020		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$1,609,800	$1,609,325	$475	$—	$—	$475	0.03%
Commercial real estate	1,942,854	1,914,254	85	3,958	24,557	28,600	1.47
Commercial & industrial	2,243,465	2,242,422	216	—	827	1,043	0.05
Construction	1,393,107	1,389,404	2,550	—	1,153	3,703	0.27
Land - acquisition & development	152,621	152,369	252	—	—	252	0.17
Total commercial loans	7,341,847	7,307,774	3,578	3,958	26,537	34,073	0.46
Consumer Loans
Single-family residential	5,048,435	5,016,530	7,477	5,872	18,556	31,905	0.63
Construction - custom	299,351	299,351	—	—	—	—	—
Land - consumer lot loans	109,845	109,248	95	168	334	597	0.54
HELOC	140,272	138,933	916	116	307	1,339	0.95
Consumer	111,449	111,201	67	27	154	248	0.22
Total consumer loans	5,709,352	5,675,263	8,555	6,183	19,351	34,089	0.60
Total Loans	$13,051,199	$12,983,037	$12,133	$10,141	$45,888	$68,162	0.52%
Delinquency %		99.48%	0.09%	0.08%	0.35%	0.52%

September 30, 2020		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$1,538,240	$1,538,240	$—	$—	$—	$—	—%
Commercial real estate	1,884,688	1,884,210	—	195	283	478	0.03
Commercial & industrial	2,115,513	2,114,650	—	583	280	863	0.04
Construction	1,352,414	1,350,752	—	—	1,662	1,662	0.12
Land - acquisition & development	153,571	153,571	—	—	—	—	—
Total commercial loans	7,044,426	7,041,423	—	778	2,225	3,003	0.04
Consumer Loans
Single-family residential	5,293,962	5,267,608	3,922	3,108	19,324	26,354	0.50
Construction - custom	295,953	295,953	—	—	—	—	—
Land - consumer lot loans	101,394	101,029	152	—	213	365	0.36
HELOC	140,222	139,491	275	76	380	731	0.52
Consumer	83,315	82,959	121	11	224	356	0.43
Total consumer loans	5,914,846	5,887,040	4,470	3,195	20,141	27,806	0.47
Total Loans	$12,959,272	$12,928,463	$4,470	$3,973	$22,366	$30,809	0.24%
Delinquency %		99.76%	0.03%	0.03%	0.17%	0.24%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company participated in the Small Business Administration’s Paycheck Protection Program ("PPP"). This program came about through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) passed by Congress to help small businesses keep their employees employed through the COVID-19 shelter in place orders. In 2020, the Company assisted over 6,500 businesses with more than $780,000,000 in PPP loans.
The Company is actively working with its borrowers to modify consumer mortgage and commercial loans to provide payment deferrals as a result of the COVID-19 pandemic. The terms of the payment deferrals are generally 90 days for consumer mortgage loans and up to 180 days for commercial loans and borrowers may be eligible for multiple deferrals. Pursuant to the CARES Act, these loan modifications are not accounted for as TDRs. As of December 31, 2020, 183 mortgage loans totaling $46,000,000 and 10 commercial loans totaling $32,000,000 that had been modified remain in deferral. These loans are not considered past due until after the deferral period is over and scheduled payments have resumed.

Most TDRs are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. Each request for modification is individually evaluated for merit and likelihood of success. The concession granted in a loan modification is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty four months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of December 31, 2020, 97.9% of the Company's $86,314,000 in TDRs were classified as performing. As of December 31, 2020, single-family residential loans comprised 92.9% of TDRs. The Company's ACL methodology takes into account the following performance indicators for restructured loans: 1) time since modification, 2) current payment status and 3) geographic area.

We evaluate the credit quality of our loans based on regulatory risk ratings and also consider other factors. Based on this evaluation, the loans are assigned a grade and classified as follows:

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

The following tables present by primary credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of December 31, 2020.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Term Loans Amortized Cost Basis by Origination Year
	YTD 2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$120,709	$384,701	$114,454	$276,390	$232,338	$392,183	$8,195	$—	$1,528,970
Special Mention	—	2,418	2,816	4,054	5,092	4,464	—	—	18,844
Substandard	—	—	7,544	3,974	3,769	46,699	—	—	61,986
Total	$120,709	$387,119	$124,814	$284,418	$241,199	$443,346	$8,195	$—	$1,609,800

Commercial real estate
Pass	$158,763	$424,621	$219,629	$243,656	$233,589	$443,025	$2,217	$—	$1,725,500
Special Mention	—	197	9,496	414	1,725	26,103	—	—	37,935
Substandard	—	9,067	29,699	22,688	47,315	70,650	—	—	179,419
Total	$158,763	$433,885	$258,824	$266,758	$282,629	$539,778	$2,217	$—	$1,942,854

Commercial & industrial
Pass	$157,872	$801,134	$60,562	$83,496	$75,301	$165,692	$616,063	$12,097	$1,972,217
Special Mention	—	8,931	6,937	1,163	4,286	—	5,111	—	26,428
Substandard	12,751	45,891	7,296	6,310	104	49,331	123,137	—	244,820
Doubtful	—	—	—	—	—	—	—	—	—
Total	$170,623	$855,956	$74,795	$90,969	$79,691	$215,023	$744,311	$12,097	$2,243,465

Construction
Pass	$119,251	$407,194	$446,042	$190,227	$42,695	$16	$77,463	$—	$1,282,888
Special Mention	—	—	—	32,992	—	—	—	—	32,992
Substandard	—	3,256	36,940	—	37,031	—	—	—	77,227
Total	$119,251	$410,450	$482,982	$223,219	$79,726	$16	$77,463	$—	$1,393,107

Land - acquisition & development
Pass	$10,965	$43,159	$34,967	$19,309	$17,706	$4,513	$5,307	$—	$135,926
Special Mention	—	—	—	—	—	15,573	—	—	15,573
Substandard	—	—	1,122	—	—	—	—	—	1,122
Total	$10,965	$43,159	$36,089	$19,309	$17,706	$20,086	$5,307	$—	$152,621

Total commercial loans
Pass	$567,560	$2,060,809	$875,654	$813,078	$601,629	$1,005,429	$709,245	$12,097	$6,645,501
Special Mention	—	11,546	19,249	38,623	11,103	46,140	5,111	—	131,772
Substandard	12,751	58,214	82,601	32,972	88,219	166,680	123,137	—	564,574
Doubtful	—	—	—	—	—	—	—	—	—
Total	$580,311	$2,130,569	$977,504	$884,673	$700,951	$1,218,249	$837,493	$12,097	$7,341,847

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Term Loans Amortized Cost Basis by Origination Year
	YTD 2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$250,276	$824,978	$578,704	$525,644	$607,513	$2,229,415	$—	$—	$5,016,530
30 days past due	—	—	356	60	1,523	5,538	—	—	7,477
60 days past due	—	473	—	—	357	5,042	—	—	5,872
90+ days past due	—	—	680	—	439	17,437	—	—	18,556
Total	$250,276	$825,451	$579,740	$525,704	$609,832	$2,257,432	$—	$—	$5,048,435

Construction - custom
Current	$11,469	$250,459	$35,802	$1,621	$—	$—	$—	$—	$299,351
Total	$11,469	$250,459	$35,802	$1,621	$—	$—	$—	$—	$299,351

Land - consumer lot loans
Current	$20,268	$38,986	$16,288	$5,991	$6,994	$20,721	$—	$—	$109,248
30 days past due	—	—	72	—	—	23	—	—	95
60 days past due	—	—	—	—	—	168	—	—	168
90+ days past due	—	—	—	152	122	60	—	—	334
Total	$20,268	$38,986	$16,360	$6,143	$7,116	$20,972	$—	$—	$109,845

HELOC
Current	$—	$—	$—	$—	$—	$6,750	$131,482	$701	$138,933
30 days past due	—	—	—	—	—	167	749	—	916
60 days past due	—	—	—	—	—	5	111	—	116
90+ days past due	—	—	—	—	—	30	277	—	307
Total	$—	$—	$—	$—	$—	$6,952	$132,619	$701	$140,272

Consumer
Current	$11,231	$8,421	$1,237	$51,616	$180	$16,175	$22,341	$—	$111,201
30 days past due	—	—	9	—	47	11	—	—	67
60 days past due	—	—	6	—	14	7	—	—	27
90+ days past due	—	—	36	—	112	6	—	—	154
Total	$11,231	$8,421	$1,288	$51,616	$353	$16,199	$22,341	$—	$111,449

Total consumer loans
Current	$293,244	$1,122,844	$632,031	$584,872	$614,687	$2,273,061	$153,823	$701	$5,675,263
30 days past due	—	—	437	60	1,570	5,739	749	—	8,555
60 days past due	—	473	6	—	371	5,222	111	—	6,183
90+ days past due	—	—	716	152	673	17,533	277	—	19,351
Total	$293,244	$1,123,317	$633,190	$585,084	$617,301	$2,301,555	$154,960	$701	$5,709,352

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A "Summary of Significant Accounting Policies."

The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Three Months Ended December 31, 2020	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$13,853	$—	$—	$510	$14,363
Commercial real estate	22,516	—	789	191	23,496
Commercial & industrial	38,665	(2)	50	5,604	44,317
Construction	24,156	—	—	2,209	26,365
Land - acquisition & development	10,733	—	35	(102)	10,666
Total commercial loans	109,923	(2)	874	8,412	119,207
Consumer loans
Single-family residential	45,186	—	779	(7,352)	38,613
Construction - custom	3,555	—	—	39	3,594
Land - consumer lot loans	2,729	—	7	222	2,958
HELOC	2,571	—	—	(209)	2,362
Consumer	2,991	(150)	226	388	3,455
Total consumer loans	57,032	(150)	1,012	(6,912)	50,982
Total loans	$166,955	$(152)	$1,886	$1,500	$170,189

Three Months Ended December 31, 2019	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$10,404	$—	$498	$(396)	$10,506
Commercial real estate	13,024	(98)	368	(227)	13,067
Commercial & industrial	32,235	(50)	144	1,347	33,676
Construction	22,768	—	54	(903)	21,919
Land - acquisition & development	10,904	(11)	1,460	(1,940)	10,413
Total commercial loans	89,335	(159)	2,524	(2,119)	89,581
Consumer loans
Single-family residential	47,771	(15)	261	(1,661)	46,356
Construction - custom	2,880	—	—	50	2,930
Land - consumer lot loans	2,635	(70)	10	(8)	2,567
HELOC	2,048	—	93	(107)	2,034
Consumer	4,615	(374)	309	(505)	4,045
Total consumer loans	59,949	(459)	673	(2,231)	57,932
Total loans	$149,284	$(618)	$3,197	$(4,350)	$147,513

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company recorded a $3,000,000 provision for credit losses for the three months ended December 31, 2020, compared with a release of allowance for credit losses of $3,750,000 for the three months ended December 31, 2019. The credit loss provision for the three months ended December 31, 2020 is primarily due to reserving for new loan originations and changes in composition of the loan portfolio. Recoveries, net of charge-offs, totaled $1,734,000 for the three months ended December 31, 2020, compared to net recoveries of $2,579,000 during the three months ended December 31, 2019. No allowance was recorded as of December 31, 2020 or as of September 30, 2020 for the $646,887,000 and $762,004,000 of gross PPP loans in the portfolio on each date, respectively, which are included in the commercial & industrial loan category, due to the government guarantee.

Non-performing assets were $66,542,000, or 0.35% of total assets, at December 31, 2020, compared to $37,695,000, or 0.20% of total assets, at September 30, 2020. Non-accrual loans were $58,406,000 at December 31, 2020, compared to $29,056,000 at September 30, 2020. Delinquencies, as a percent of total loans, were 0.52% at December 31, 2020, compared to 0.24% at September 30, 2020.

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

The following tables provide the amortized cost of loans receivable based on risk rating categories as previously defined.

December 31, 2020	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$1,528,970	$18,844	$61,986	$—	$—	$1,609,800
Commercial real estate	1,725,500	37,935	179,419	—	—	1,942,854
Commercial & industrial	1,972,217	26,428	244,820	—	—	2,243,465
Construction	1,282,888	32,992	77,227	—	—	1,393,107
Land - acquisition & development	135,926	15,573	1,122	—	—	152,621
Total commercial loans	6,645,501	131,772	564,574	—	—	7,341,847
Consumer loans
Single-family residential	5,018,759	191	29,485	—	—	5,048,435
Construction - custom	299,351	—	—	—	—	299,351
Land - consumer lot loans	109,234	—	611	—	—	109,845
HELOC	139,215	—	1,057	—	—	140,272
Consumer	111,442	—	7	—	—	111,449
Total consumer loans	5,678,001	191	31,160	—	—	5,709,352
Total	$12,323,502	$131,963	$595,734	$—	$—	$13,051,199

Total grade as a % of total loans	94.42%	1.01%	4.56%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2020	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$1,506,692	$13,721	$17,827	$—	$—	$1,538,240
Commercial real estate	1,681,230	92,184	111,274	—	—	1,884,688
Commercial & industrial	1,898,709	64,695	152,109	—	—	2,115,513
Construction	1,187,786	61,178	103,450	—	—	1,352,414
Land - acquisition & development	137,998	15,573	—	—	—	153,571
Total commercial loans	6,412,415	247,351	384,660	—	—	7,044,426
Consumer loans
Single-family residential	5,270,666	192	23,104	—	—	5,293,962
Construction - custom	295,953	—	—	—	—	295,953
Land - consumer lot loans	101,151	—	243	—	—	101,394
HELOC	139,646	—	576	—	—	140,222
Consumer	83,304	—	11	—	—	83,315
Total consumer loans	5,890,720	192	23,934	—	—	5,914,846
Total loans	$12,303,135	$247,543	$408,594	$—	$—	$12,959,272

Total grade as a % of total gross loans	94.94%	1.91%	3.15%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on amortized cost of loans receivable based on borrower payment activity.

December 31, 2020	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$1,609,800	100.0%	$—	—%
Commercial real estate	1,911,457	98.4	31,397	1.6
Commercial & industrial	2,242,871	100.0	594	—
Construction	1,391,870	99.9	1,237	0.1
Land - acquisition & development	152,621	100.0	—	—
Total commercial loans	7,308,619	99.5	33,228	0.5
Consumer loans
Single-family residential	5,024,086	99.5	24,349	0.5
Construction - custom	299,351	100.0	—	—
Land - consumer lot loans	109,402	99.6	443	0.4
HELOC	139,938	99.8	334	0.2
Consumer	111,397	100.0	52	0.0
Total consumer loans	5,684,174	99.6	25,178	0.4
Total loans	$12,992,793	99.6%	$58,406	0.4%

September 30, 2020	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$1,538,240	100.0%	$—	—%
Commercial real estate	1,880,917	99.8	3,771	0.2
Commercial & industrial	2,115,184	100.0	329	—
Construction	1,350,745	99.9	1,669	0.1
Land - acquisition & development	153,571	100.0	—	—
Total commercial loans	7,038,657	99.9	5,769	0.1
Consumer loans
Single-family residential	5,271,531	99.6	22,431	0.4
Construction - custom	295,953	100.0	—	—
Land - consumer lot loans	101,151	99.8	243	0.2
HELOC	139,669	99.6	553	0.4
Consumer	83,255	99.9	60	0.1
Total consumer loans	5,891,559	99.6	23,287	0.4
Total loans	$12,930,216	99.8%	$29,056	0.2%

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the balance and level in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis.

	December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$78,281	$—	$78,281
Asset-backed securities	—	1,210,356	—	1,210,356
Municipal bonds	—	38,703	—	38,703
Corporate debt securities	—	287,393	—	287,393
Mortgage-backed securities
Agency pass-through certificates	—	868,211	—	868,211
Total available-for-sale securities	—	2,482,944	—	2,482,944
Client swap program hedges	—	35,825	—	35,825
Borrowings cash flow hedges	—	2,743	—	2,743
Total financial assets	$—	$2,521,512	$—	$2,521,512

Financial Liabilities
Client swap program hedges	$—	$35,825	$—	$35,825
Commercial loan fair value hedges	—	7,508	—	7,508
Mortgage loan fair value hedges	—	12,459	—	12,459
Total financial liabilities	$—	$55,792	$—	$55,792

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$18,824	$—	$18,824
Asset-backed securities	—	936,917		936,917
Municipal bonds	—	38,315	—	38,315
Corporate debt securities	—	287,184	—	287,184
Mortgage-backed securities
Agency pass-through certificates	—	968,252	—	968,252
Total available-for-sale securities	—	2,249,492	—	2,249,492
Client swap program hedges	—	48,201	—	48,201
Total financial assets	$—	$2,297,693	$—	$2,297,693

Financial Liabilities
Client swap program hedges	$—	$48,201	$—	$48,201
Commercial loan fair value hedges	—	8,492	—	8,492
Mortgage loan fair value hedges		16,061		16,061
Borrowings cash flow hedges	—	17,375	—	17,375
Total financial liabilities	$—	$90,129	$—	$90,129

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

When management determines that the fair value of the collateral or the REO requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the collateral dependent loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2020 included loans for which an allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at December 31, 2020 and December 31, 2019, and the total gains (losses) resulting from those fair value adjustments during the respective periods. The estimated fair value measurements are shown gross of estimated selling costs.

	December 31, 2020				Three Months Ended December 31, 2020
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$—	$—	$(44)
Real estate owned (2)	—	—	447	447	(47)
Balance at end of period	$—	$—	$447	$447	$(91)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.

	December 31, 2019				Three Months Ended December 31, 2019
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$70	$70	$(299)
Real estate owned (2)	—	—	976	976	(2)
Balance at end of period	$—	$—	$1,046	$1,046	$(301)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.
At December 31, 2020, there were $528,000 in foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $2,214,000.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		December 31, 2020		September 30, 2020
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$1,830,722	$1,830,722	$1,702,977	$1,702,977
Available-for-sale securities
U.S. government and agency securities	2	78,281	78,281	18,824	18,824
Asset-backed securities	2	1,210,356	1,210,356	936,917	936,917
Municipal bonds	2	38,703	38,703	38,315	38,315
Corporate debt securities	2	287,393	287,393	287,184	287,184
Mortgage-backed securities
Agency pass-through certificates	2	868,211	868,211	968,252	968,252
Total available-for-sale securities		2,482,944	2,482,944	2,249,492	2,249,492
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	581,313	600,622	698,934	720,516
Commercial MBS	2	5,557	5,553	6,904	6,852
Total held-to-maturity securities		586,870	606,175	705,838	727,368

Loans receivable	3	12,881,010	13,433,950	12,792,317	13,392,089
FHLB and FRB stock	2	137,991	137,991	141,990	141,990
Other assets - client swap program hedges	2	35,825	35,825	48,201	48,201
Other assets - borrowings cash flow hedges	2	2,743	2,743	—	—

Financial liabilities
Time deposits	2	3,785,082	3,761,325	3,973,192	3,963,203
FHLB advances	2	2,600,000	2,620,269	2,700,000	2,722,509
Other liabilities - client swap program hedges	2	35,825	35,825	48,201	48,201
Other liabilities - mortgage loan fair value hedges	2	12,459	12,459	16,061	16,061
Other liabilities - commercial loan fair value hedges	2	7,508	7,508	8,492	8,492
Other liabilities - borrowings cash flow hedges	2	—	—	17,375	17,375

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
Loans receivable – Fair values are estimated first by stratifying the portfolios of loans with similar financial characteristics. Loans are segregated by type such as multi-family real estate, residential mortgage, construction, commercial, consumer and land loans. Each loan category is further segmented into fixed- and adjustable-rate interest terms. For residential mortgages and multi-family loans, the bank determined that its best exit price was by securitization. MBS benchmark prices are used as a base price, with further loan level pricing adjustments made based on individual loan characteristics such as FICO score, LTV, Property Type and occupancy. For all other loan categories an estimate of fair value is then calculated based on discounted cash flows using a discount rate offered and observed in the market on similar products, plus an adjustment for liquidity to reflect the non-homogeneous nature of the loans, as well as an annual loss rate based on historical losses to arrive at an estimated exit price

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

fair value. Fair value for impaired loans is also based on recent appraisals or estimated cash flows discounted using rates commensurate with risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.
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
The following tables provide details about the amortized cost and fair value of available-for-sale and held-to-maturity securities.

	December 31, 2020
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	$58,807	$588	$—	$59,395	0.53%
5 to 10 years	18,443	443	—	18,886	2.05
Asset-backed securities
5 to 10 years	107,355	206	(1,360)	106,201	0.68
Over 10 years	1,097,828	7064	(737)	1104155	1.09
Corporate debt securities due
Within 1 year	52,756	236	(86)	52,906	1.22
1 to 5 years	152,226	6,557	(87)	158,696	1.87
5 to 10 years	73,340	2,451	—	75,791	1.16
Municipal bonds due
1 to 5 years	1,469	33	—	1,502	—
Over 10 years	35,836	1,365	—	37,201	5.40
Mortgage-backed securities
Agency pass-through certificates	833,814	35,980	(1,583)	868,211	2.72
	2,431,874	54,923	(3,853)	2,482,944	1.73
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	581,313	19,309	—	600,622	3.16
Commercial MBS	5,557	—	(4)	5,553	1.02
	586,870	19,309	(4)	606,175	3.14
	$3,018,744	$74,232	$(3,857)	$3,089,119	2.00%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2020
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
5 to 10 years	$18,448	$376	$—	$18,824	2.05%
Asset-backed securities
5 to 10 years	38,289	—	(1,600)	36,689	0.83
Over 10 years	906,489	647	(6,908)	900,228	1.14
Corporate debt securities due
Within 1 year	54,209	337	(51)	54,495	1.22
1 to 5 years	128,289	3,366	(428)	131,227	1.78
5 to 10 years	97,157	4,305	—	101,462	1.50
Municipal bonds due
1 to 5 years	1,461	36	—	1,497	—
Over 10 years	36,044	774	—	36,818	5.40
Mortgage-backed securities
Agency pass-through certificates	929,713	39,166	(627)	968,252	2.82
	2,210,099	49,007	(9,614)	2,249,492	1.97
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	698,934	21,582	—	720,516	3.16
Commercial MBS	6,904	—	(52)	6,852	1.02
	705,838	21,582	(52)	727,368	3.14
	$2,915,937	$70,589	$(9,666)	$2,976,860	2.25%

During fiscal 2020, as permitted in conjunction with the adoption of ASU 2019-04, the Company reclassified $374,680,000 of prepayable debt securities from held-to-maturity to available-for-sale. For available-for-sale investment securities, there were purchases of $379,760,000 during the three months ended December 31, 2020 and purchases of $82,028,000 during the three months ended December 31, 2019. There were no sales of available-for-sale investment securities during either period. For held-to-maturity investment securities, there were no purchases during the three months ended December 31, 2020 and no purchases during the three months ended December 31, 2019. There were no sales of held-to-maturity investment securities during either period. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.

The Company elected to exclude AIR from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS securities, AIR totaled $3,997,000 and $3,285,000 as of December 31, 2020 and September 30, 2020, respectively. For HTM debt securities, AIR totaled $1,506,000 and $1,811,000 as of December 31, 2020 and September 30, 2020, respectively. AIR is included in the “accrued interest receivable” line item on the Company’s consolidated statements of financial condition.
The following tables show the gross unrealized losses and fair value of securities as of December 31, 2020 and September 30, 2020, by length of time that individual securities in each category have been in a continuous loss position. There were 33 and 51 securities with an unrealized loss as of December 31, 2020 and September 30, 2020, respectively. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be other-than-temporarily impaired.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 2020	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(173)	$45,811	$—	$—	$(173)	$45,811
Asset-backed securities	(398)	219,539	(1,699)	141,478	(2,097)	361,017
Mortgage-backed securities	(1,174)	52,559	(409)	53,606	(1,583)	106,165
	(1,745)	317,909	(2,108)	195,084	(3,853)	512,993
Held-to-maturity securities
Mortgage-backed securities	(4)	5,553	—	—	(4)	5,553
	$(1,749)	$323,462	$(2,108)	$195,084	$(3,857)	$518,546

September 30, 2020	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(74)	$45,875	$(405)	$24,596	$(479)	$70,471
Asset-backed securities	(5,481)	587,746	(3,027)	204,369	(8,508)	792,115
Mortgage-backed securities	(278)	41,897	(349)	56,196	(627)	98,093
	(5,833)	675,518	(3,781)	285,161	(9,614)	960,679
Held-to-maturity securities
Mortgage-backed securities	(52)	6,853	—	—	(52)	6,853
	$(5,885)	$682,371	$(3,781)	$285,161	$(9,666)	$967,532

Substantially all of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2020 or September 30, 2020.

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment as of December 31, 2020 or September 30, 2020. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Corporate debt securities and municipal bonds are considered to have an issuer of high credit quality (rated AA or higher) and the decline in fair value is due to changes in interest rates and other market conditions. The issuer continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at December 31, 2020 and September 30, 2020.

December 31, 2020	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$637,633	$35,825	Other liabilities	$637,633	$35,825
Commercial loan fair value hedges	Other assets	—	—	Other liabilities	90,918	7,508
Mortgage loan fair value hedges	Other assets	—	—	Other liabilities	500,000	12,459
Borrowings cash flow hedges	Other assets	1,500,000	2,743	Other liabilities	—	—
		$2,137,633	$38,568		$1,228,551	$55,792

September 30, 2020	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$656,074	$48,201	Other liabilities	$656,074	$48,201
Commercial loan fair value hedges	Other assets	—	—	Other liabilities	93,316	8,492
Mortgage loan fair value hedges	Other assets	—	—	Other liabilities	500,000	16,061
Borrowings cash flow hedges	Other assets	—	—	Other liabilities	1,600,000	17,375
		$656,074	$48,201		$2,849,390	$90,129

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

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following tables present the impact of fair value hedge accounting on the carrying value of the hedged items at December 31, 2020 and September 30, 2020.

(In thousands)	December 31, 2020
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$2,242,120	$20,208
	$2,242,120	$20,208

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At December 31, 2020, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $2,143,675,000, the cumulative basis adjustment associated with the hedging relationships was $12,515,000, and the amount of the designated hedged items was $500,000,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At December 31, 2020, the amortized cost basis of the hedged commercial loans was $98,445,000 and the cumulative basis adjustment associated with the hedging relationships was $7,693,000.

(In thousands)	September 30, 2020
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$2,562,765	$24,664
	$2,562,765	$24,664

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At September 30, 2020, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $2,461,008,000, the cumulative basis adjustment associated with the hedging relationships was $16,049,000, and the amount of the designated hedged items was $500,000,000.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At September 30, 2020, the amortized cost basis of the hedged commercial loans was $101,757,000 and the cumulative basis adjustment associated with the hedging relationships was $8,615,000.

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. During the three months ended December 31, 2020, a cash flow hedge with a notional amount of $100,000,000 and an effective interest rate of 1.39% was terminated and the FHLB advance was repaid. As of December 31, 2020, the maturities for hedges of adjustable rate borrowings ranged from less than one year to nine years, with the weighted average being 6.8 years.

The following tables present the gain (loss) recognized in AOCI on derivative instruments related to cash flow hedges on borrowings for the periods presented.

(In thousands)	Three Months Ended December 31,
Amount of gain/(loss) recognized in AOCI	2020	2019
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$20,118	$3,115
Total pre-tax gain/(loss) recognized in AOCI	$20,118	$3,115

The following tables present the gain (loss) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the periods presented.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended December 31, 2020		Three Months Ended December 31, 2019
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$133,671	$(13,198)	$142,146	$(13,658)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$(1,541)		$(7)
Recognized on derivatives	4,587		4,692
Recognized on hedged items	(4,456)		(4,593)
Net income/(expense) recognized on fair value hedges	$(1,410)		$92

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$3,597		$(214)
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		—
Net income/(expense) recognized on cash flow hedges		$3,597		$(214)

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the three months ended December 31, 2020 and 2019 as the changes in fair value of the receive fixed swap and pay fixed swap offset each other.

The following tables present the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Three Months Ended December 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2020	2019
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$12,376	$5,408
Receive fixed/pay floating swap	Other noninterest income	(12,376)	(5,408)
		$—	$—

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H – Revenue from Contracts with Customers

Since net interest income on financial assets and liabilities is outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), a significant majority of our revenues are not subject to that guidance.

Revenue streams that are within the scope of ASC 606 are presented within non-interest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the new guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. In scope revenue streams represented approximately 5.4% of our total revenues for the three months ended December 31, 2020, compared to 4.4% for the three months ended December 31, 2019. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of non-interest income within the scope of the guidance include the following:

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

NOTE I – Commitments and Contingencies

Lease Commitments - The Company’s lease commitments consist primarily of real estate property for branches and office space under various non-cancellable operating leases that expire between 2021 and 2070. The majority of the leases contain renewal options and provisions for increases in rental rates based on a predetermined schedule or an agreed upon index.
Financial Instruments with Off-Balance Sheet Risk - The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $3,011,286,000 and $2,738,095,000 at December 31, 2020 and September 30, 2020, respectively. The reserve was $26,500,000 as of December 31, 2020, which is an increase from $25,000,000 at September 30, 2020. See Note A "Summary of Significant Accounting Policies" for details regarding the reserve methodology.

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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this report, including under Item 1A. “Risk Factors,” the Risk Factors included in the Company’s 2020 Form 10-K for the year ended September 30, 2020, and in any of the Company's other subsequent Securities and Exchange Commission ("SEC") filings, which could cause the Company's future results to differ materially from the plans, objectives, goals, estimates, intentions and expectations expressed in forward-looking statements:
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
•the success of the Company at managing the risks involved in the remediation efforts associated with its Home Mortgage Disclosure Act (“HMDA”) compliance and reporting, risks the costs of enhancements to the Bank’s HMDA program are greater than anticipated; and risks governmental authorities undertake enforcement actions or legal proceedings with respect to the Bank’s HMDA program beyond those contemplated by the Consent Orders that have been entered into with the Consumer Financial Protection Bureau (the “CFPB”);
•the success of the Company at managing the risks involved in the foregoing and managing its business; and
•the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond the Company's control.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
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

The Company's fiscal year end is September 30th. All references to 2020 represent balances as of September 30, 2020 or activity for the fiscal year then ended.

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

The Company early adopted ASC 326 during fiscal 2020 and based on the application of the modified retrospective method it became effective on October 1, 2019 for all financial assets measured at amortized cost (primarily loans receivable and held-to-maturity debt securities) and off-balance-sheet credit exposures. The Company recorded a decrease to retained earnings of $21,945,000 as of October 1, 2019 for the cumulative effect of adopting ASC 326.

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

Going forward, the impact of utilizing the CECL methodology to calculate the ACL will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility in our reported earnings. See Notes A, D and E to the Consolidated Financial Statements and the

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
“Asset Quality and Allowance for Credit Losses” section below for more information on loans receivable and the allowance for credit losses.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
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
INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of transaction and savings accounts is 73% of total deposits as of December 31, 2020 while the composition of the investment securities portfolio is 36% variable and 64% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $586,870,000 of mortgage-backed securities that it has designated as held-to-maturity and are carried at amortized cost. As of December 31, 2020, the net unrealized gain on these securities was $19,305,000. The Company has $2,482,944,000 of available-for-sale securities that are carried at fair value. As of December 31, 2020, the net unrealized gain on these securities was $51,070,000. The Company has executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized gain on these interest rate swaps as of December 31, 2020 was $2,743,000. All of the above are pre-tax net unrealized gains or losses.

The Company relies on various measures of interest rate risk, including an asset/liability analysis, modeling of changes in forecasted net interest income under various rate change scenarios, and the impact of interest rate changes on the net portfolio value (“NPV”) of the Company.

Net Interest Income Sensitivity - The Company estimates the sensitivity of its net interest income to changes in market interest rates using an interest rate simulation model that includes assumptions related to the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments for multiple interest rate change scenarios. Interest rate sensitivity depends on certain repricing characteristics in the Company's interest-earning assets and interest-bearing liabilities, including the maturity structure of assets and liabilities and their repricing characteristics during the periods of changes in market interest rates. The analysis assumes a constant balance sheet. Actual results would differ from the assumptions used in this model, as management monitors and adjusts loan and deposit pricing and the size and composition of the balance sheet to respond to changing interest rates.

As of December 31, 2020, in the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would increase by 6.4% in the next year. This compares to an estimated increase of 3.4% as of the September 30, 2020 analysis. The change is primarily due to fluctuating interest rates and the impact to expected prepayment speeds as well as shifts in the mix of fixed versus adjustable rate assets and updated deposit betas used for transaction deposits in the Company's asset liability management model. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long term rates over two years would result in a net interest income increase of 1.5% in the first year and increase of 4.7% in the second year assuming a constant balance sheet and no management intervention. We have not provided an estimate of any impact on net interest income of a decrease in interest rates at December 31, 2020 as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their historical minimum levels (i.e., Prime and LIBOR) and, therefore, could not materially decrease further assuming U.S. market interest rates continue to remain above zero percent. Sustained negative interest rates for an economy with the size and complexity of the United States would likely lead to broad macroeconomic impacts that are difficult to foresee. While there is a possibility that U.S market interest rates could fall below zero percent, this has not occurred in the United States.

NPV Sensitivity - NPV is an estimate of the market value of shareholders' equity. NPV is calculated as the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of NPV to changes in interest rates provides a view of interest rate risk as it incorporates all future expected cash flows. As of December 31, 2020, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to increase by $206,536,000 or 7.4% and the NPV to total assets ratio to increase to 16.2% from a base of 14.4%. As of September 30, 2020, the NPV in the event of a 200 basis point increase in rates was estimated to increase by $141,000,000 or 5.3% and the NPV to total assets ratio to increase to 15.6% from a base of 14.1%. The change in NPV sensitivity is due primarily to changes in interest rates that has impacted asset prices as well as sensitivity to expected prepayment speeds on fixed rate loans and mortgage-backed securities as of December 31, 2020.
Interest Rate Spread - The interest rate spread is measured as the difference between the rate on total loans and investments and the rate on costing liabilities at the end of each period. The interest rate spread was 2.34% at December 31, 2020 and was also 2.34% at September 30, 2020. As of December 31, 2020, the weighted average rate on interest-earning assets decreased by 11

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
basis points to 2.92% compared to September 30, 2020, while the weighted average rate on interest-bearing liabilities decreased by 11 basis points to 0.58%. The interest rate spread decreased to 2.34% at December 31, 2020 from 2.76% at December 31, 2019 due to the same factors described above.
Net Interest Margin - Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin decreased to 2.75% for the quarter ended December 31, 2020 from 3.15% for the quarter ended December 31, 2019. The yield on interest-earning assets decreased 97 basis points to 3.34% and the cost of interest-bearing liabilities decreased 67 basis points to 0.76% over that same period. The compression in the net interest margin since the prior year same quarter is primarily due to the rapid drop in short-term rates by the Federal Reserve Bank in response to the COVID-19 pandemic which resulted in the changes in average rates noted above. Additionally, the balance of low yielding cash was relatively high at $1,830,722,000 as of December 31, 2020 and the Company had $646,887,000 in PPP loans as of that date that have a relatively low yield and were originated since the prior year same quarter. The lower rate in interest-bearing liabilities was primarily due to lower rates paid on interest-bearing deposits as well as FHLB advances.
The following table sets forth the information explaining the changes in the net interest margin for the period indicated compared to the same period one year ago.

	Three Months Ended December 31, 2020			Three Months Ended December 31, 2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$12,824,870	$133,671	4.14%	$11,924,778	$142,146	4.73%
Mortgage-backed securities	1,582,286	7,230	1.81	2,360,374	15,612	2.62
Cash & Investments	3,004,224	5,265	0.70	776,633	5,425	2.77
FHLB & FRB stock	140,730	1,656	4.67	124,568	1,641	5.23
Total interest-earning assets	17,552,110	147,822	3.34%	15,186,353	164,824	4.31%
Other assets	1,307,937			1,189,996
Total assets	$18,860,047			$16,376,349

Liabilities and Equity
Interest-bearing customer accounts	$11,619,857	$14,110	0.48%	$10,247,113	$31,481	1.22%
FHLB advances	2,668,478	13,198	1.96	2,264,457	13,658	2.39
Total interest-bearing liabilities	14,288,335	27,308	0.76%	12,511,570	45,139	1.43%
Noninterest-bearing customer accounts	2,258,685			1,641,054
Other liabilities	275,834			206,876
Total liabilities	16,822,854			14,359,500
Shareholders' equity	2,037,193			2,016,849
Total liabilities and equity	$18,860,047			$16,376,349
Net interest income		$120,514			$119,685
Net interest margin (NIM)			2.75%			3.15%

As of December 31, 2020, total assets had increased by $269,567,000 to $19,063,622,000 from $18,794,055,000 at September 30, 2020. During the three months ended December 31, 2020, cash and cash equivalents increased by $127,745,000 and loans receivable increased $88,693,000.
Cash and cash equivalents of $1,830,722,000 and shareholders’ equity of $2,061,767,000 as of December 31, 2020 provide management with flexibility in managing interest rate risk going forward.

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
The Company participated in the Small Business Administration’s Paycheck Protection Program ("PPP"). This program came about through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) passed by Congress to help small businesses keep their employees employed through the COVID-19 shelter in place orders. In 2020, the Company assisted over 6,500 businesses with more than $780,000,000 in PPP loans.
The Company is actively working with its borrowers to modify consumer mortgage and commercial loans to provide payment deferrals as a result of the COVID-19 pandemic. The terms of the payment deferrals are generally 90 days for consumer mortgage loans and up to 180 days for commercial loans and borrowers may be eligible for multiple deferrals. Pursuant to the CARES Act, these loan modifications are not accounted for as TDRs. As of December 31, 2020, 183 mortgage loans totaling $46,000,000 and 10 commercial loans totaling $32,000,000 that had been modified remain in deferral. These loans are not considered past due until after the deferral period is over and scheduled payments have resumed.
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
The Company's cash and cash equivalents totaled $1,830,722,000 at December 31, 2020, an increase from $1,702,977,000 at September 30, 2020. These amounts include the Bank's operating cash.
The Company’s shareholders' equity at December 31, 2020 was $2,061,767,000, or 10.82% of total assets. This is an increase of $47,634,000 from September 30, 2020 when net worth was $2,014,133,000, or 10.72% of total assets. The Company’s shareholders' equity was impacted in the three months ended December 31, 2020 by net income of $38,951,000, the payment of $16,577,000 in cash dividends, treasury stock purchases of $701,000, as well as other comprehensive income of $24,482,000. The ratio of tangible capital to tangible assets at December 31, 2020 was 9.34%. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

December 31, 2020
Common Equity Tier I risk-based capital ratio:
The Company	$1,711,296	12.65%	4.50%	NA
The Bank	1,665,018	12.31%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,711,296	12.65%	6.00%	NA
The Bank	1,665,018	12.31%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,880,718	13.90%	8.00%	NA
The Bank	1,834,435	13.56%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,711,296	9.25%	4.00%	NA
The Bank	1,665,018	9.00%	4.00%	5.00%

September 30, 2020
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,687,676	12.93%	4.50%	NA
The Bank	1,625,478	12.46%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,687,676	12.93%	6.00%	NA
The Bank	1,625,478	12.46%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,851,136	14.19%	8.00%	NA
The Bank	1,788,904	13.71%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,687,676	9.28%	4.00%	NA
The Bank	1,625,478	8.94%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents - Cash and cash equivalents are $1,830,722,000 at December 31, 2020, an increase of $127,745,000, or 7.5%, since September 30, 2020. The change is primarily due to the large increase in deposits.

Available-for-sale and held-to-maturity investment securities - Available-for-sale securities increased $233,452,000, or 10.4%, during the three months ended December 31, 2020, mostly due to purchases of $379,760,000, offset by principal repayments and maturities of $157,246,000. During the same period, the balance of held-to-maturity securities decreased by $118,968,000 primarily due to principal pay-downs and maturities of $116,223,000. As of December 31, 2020, the Company had a net unrealized gain on available-for-sale securities of $51,070,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Substantially all of the Company’s held-to-maturity and available-for-sale debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The Company did not record an allowance for credit losses for held-to-maturity securities as of December 31, 2020 or September 30, 2020 as the investment portfolio consists primarily of U.S. government agency mortgage-backed securities that management deems to have immaterial risk of loss. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios as well as the economic conditions at future reporting periods. The Company does not believe that any of its available-for-sale debt securities had credit loss impairment as of December 31, 2020 or September 30, 2020, therefore, no allowance was recorded.

Loans receivable - Loans receivable, net of related contra accounts, increased by $88,693,000 to $12,881,010,000 at December 31, 2020, compared to $12,792,317,000 at September 30, 2020. The increase was primarily the net result of originations of $1,915,025,000 and loan principal repayments of $1,600,257,000 as well as a $223,900,000 increase in loans in process. Commercial loan originations accounted for 75% of total originations and consumer loan originations were 25% during the period. The mix of loan originations is consistent with management's strategy during low rate environments to produce more construction, multifamily, commercial real estate, and commercial and industrial loans that generally have adjustable interest rates or a shorter duration.
The following table shows the loan portfolio by category and the change.

	December 31, 2020		September 30, 2020		Change
	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$1,610,796	10.9%	$1,538,762	10.6%	$72,034	4.7%
Commercial real estate	1,954,154	13.2	1,895,086	13.1	59,068	3.1
Commercial & industrial (1)	2,256,627	15.3	2,132,160	14.7	124,467	5.8
Construction	2,687,708	18.2	2,403,276	16.6	284,432	11.8
Land - acquisition & development	193,239	1.3	193,745	1.3	(506)	(0.3)
Total commercial loans	8,702,524	58.9	8,163,029	56.3	539,495	6.6
Consumer loans
Single-family residential	5,063,053	34.2	5,304,689	36.7	(241,636)	(4.6)
Construction - custom	659,364	4.5	674,879	4.7	(15,515)	(2.3)
Land - consumer lot loans	110,841	0.7	102,263	0.7	8,578	8.4
HELOC	139,752	0.9	139,703	1.0	49	—
Consumer	111,292	0.8	83,159	0.6	28,133	33.8
Total consumer loans	6,084,302	41.1	6,304,693	43.7	(220,391)	(3.5)
Total gross loans	14,786,826	100%	14,467,722	100%	319,104	2.2
Less:
Allowance for credit losses on loans	170,189		166,955		3,234	1.9
Loans in process	1,679,972		1,456,072		223,900	15.4
Net deferred fees, costs and discounts	55,655		52,378		3,277	6.3
Total loan contra accounts	1,905,816		1,675,405		230,411	13.8
Net loans	$12,881,010		$12,792,317		$88,693	0.7%
(1) Includes $762,004,000 of PPP loans as of September 30, 2020 and $646,887,000 as of December 31, 2020.

Non-performing assets - Non-performing assets increased $28,847,000 during the three months ended December 31, 2020 to $66,542,000 from $37,695,000 at September 30, 2020. The change is due to a $29,350,000 increase in non-accrual loans and $503,000 decline in real estate owned ("REO"). Non-performing assets as a percentage of total assets was 0.35% at December 31, 2020 compared to 0.20% at September 30, 2020.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
The following table sets forth information regarding troubled debt restructured loans and non-performing assets.

	December 31, 2020		September 30, 2020
	($ in thousands)
Troubled debt restructured loans:
Multi - family	$288	0.3%	$304	0.3%
Commercial real estate	2,476	2.9	1,462	1.6
Commercial & industrial	48	0.1	51	0.1
Construction	—	—	—	—
Land - acquisition & development	—	—	—	—
Single-family residential	80,155	92.9	85,607	93.6
Construction - custom	—	—	—	—
Land - consumer lot loans	2,714	3.1	3,106	3.4
HELOC	584	0.7	826	0.9
Consumer	49	—	52	0.1
Total restructured loans (1)	$86,314	100%	$91,408	100%
Non-accrual loans:
Multi - family	$—	—%	$—	—%
Commercial real estate	31,397	53.8	3,771	13.0
Commercial & industrial	594	1.0	329	1.1
Construction	1,237	2.1	1,669	5.8
Land - acquisition & development	—	—	—	—
Single-family residential	24,349	41.7	22,431	77.2
Construction - custom	—	—	—	—
Land - consumer lot loans	443	0.8	243	0.8
HELOC	334	0.6	553	1.9
Consumer	52	0.1	60	0.2
Total non-accrual loans	58,406	100%	29,056	100%
Real estate owned	4,463		4,966
Other property owned	3,673		3,673
Total non-performing assets	$66,542		$37,695
Total non-performing assets and performing restructured loans as a percentage of total assets	0.79%		0.67%
Total Assets
(1) Restructured loans were as follows:
Performing	$84,482	97.9%	$89,072	97.4%
Non-performing (included in non-accrual loans above)	1,832	2.1	2,336	2.6
	$86,314	100%	$91,408	100%

For the three months ended December 31, 2020, the Company recognized $3,489,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $402,000 for the same period had these loans performed according to their original contract terms. Recognized interest income for the three months ended December 31, 2020 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. In addition to the non-accrual loans reflected in the above table, the Company had $535,586,000 of loans that were less than 90 days delinquent at December 31, 2020 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 3.60% at December 31, 2020.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 92.9% of restructured loans as of December 31, 2020. The concession for these loans is typically a payment reduction through a rate reduction of 100 to 200 bps for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period.

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

Allowance for credit losses - The following table shows the composition of the Company’s allowance for credit losses.

	December 31, 2020		September 30, 2020		Change
Allowance for credit losses:	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$14,363	8.4%	$13,853	8.3%	$510	3.7%
Commercial real estate	23,496	13.8	22,516	13.5	980	4.4
Commercial & industrial	44,317	26.0	38,665	23.2	5,652	14.6
Construction	26,365	15.5	24,156	14.5	2,209	9.1
Land - acquisition & development	10,666	6.3	10,733	6.4	(67)	(0.6)
Total commercial loans	119,207	70.0	109,923	65.8	9,284	8.4
Consumer loans
Single-family residential	38,613	22.7	45,186	27.1	(6,573)	(14.5)
Construction - custom	3,594	2.1	3,555	2.1	39	1.1
Land - consumer lot loans	2,958	1.7	2,729	1.6	229	8.4
HELOC	2,362	1.4	2,571	1.5	(209)	(8.1)
Consumer	3,455	2.0	2,991	1.8	464	15.5
Total consumer loans	50,982	30.0	57,032	34.2	(6,050)	(10.6)
Total allowance for loan losses	170,189	100.0%	166,955	100.0%	3,234	1.9
Reserve for unfunded commitments	26,500		25,000		1,500	2.2
Total allowance for credit losses	$196,689		$191,955		$4,734	2.5%

No allowance was recorded as of December 31, 2020 for the $646,887,000 of SBA Payroll Protection Program loans, which are included in commercial & industrial, due to the government guarantee. Management believes the allowance for credit losses of $196,689,000, or 1.33% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E and Note I for further details of the allowance for loan losses and reserve for unfunded commitments as of and for the period ended December 31, 2020.

Real estate owned - REO decreased during the three months ended December 31, 2020 by $503,000 to $4,463,000, primarily due to sales of REO properties during the period.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Intangible assets - Intangible assets decreased to $309,425,000 as of December 31, 2020 from $309,906,000 as of September 30, 2020. The decrease was due to normal amortization of finite-lived intangible assets.

Customer accounts - Customer accounts increased $386,917,000, or 2.8%, to $14,166,541,000 at December 31, 2020 compared with $13,779,624,000 at September 30, 2020.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	December 31, 2020			September 30, 2020
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$2,336,294	16.5%	—%	$2,164,071	15.7%	—%
Interest checking	3,175,494	22.4	0.20	3,029,576	22.0	0.24
Savings	914,655	6.5	0.11	872,087	6.3	0.11
Money market	3,955,016	27.9	0.22	3,740,698	27.1	0.30
Time deposits	3,785,082	26.7	0.90	3,973,192	28.8	1.17
Total	$14,166,541	100%	0.36%	$13,779,624	100%	0.48%

FHLB advances and other borrowings - Total borrowings totaled $2,600,000,000 as of December 31, 2020, a decrease from $2,700,000,000 as of September 30, 2020. The decrease was due to the termination of a hedged FHLB borrowing that had an effective interest rate of 1.39%. The weighted average rate for FHLB borrowings was 1.82% as of December 31, 2020 and 1.79% at September 30, 2020.

Shareholders' equity - The Company’s total shareholders' equity at December 31, 2020 was $2,061,767,000, or 10.82% of total assets. This was an increase of $47,634,000 from the September 30, 2020 total of $2,014,133,000, or 10.72% of total assets. The Company’s equity was impacted in the three months ended December 31, 2020 by net income of $38,951,000, the payment of $16,577,000 in cash dividends, treasury stock purchases of $701,000, as well as other comprehensive income of $24,482,000.

RESULTS OF OPERATIONS

Net Income - The Company recorded net income of $38,951,000 for the three months ended December 31, 2020 compared to $67,866,000 for the prior year quarter. The decrease is due to the factors described below.

Net Interest Income - For the three months ended December 31, 2020, net interest income was $120,514,000, which is $829,000 higher than the same quarter of the prior year. Net interest margin was 2.75% for the quarter ended December 31, 2020 compared to 3.15% for the quarter ended December 31, 2019. Average interest-earning assets increased $2,365,757,000 or 15.58% from the prior year while average interest-bearing liabilities increased $1,776,765,000 or 14.20%. The average rate earned on interest-earning assets declined by 97 basis points to 3.34% while the average rate paid on interest-bearing liabilities declined by 67 basis points to 0.76%. The compression in the net interest margin since the prior year same quarter is primarily due to the rapid drop in short-term rates by the Federal Reserve Bank in response to the COVID-19 pandemic which led to changes in the rates on earning assets and bearing liabilities noted above. Additionally, the balance of cash was relatively high at $1,830,722,000 as of December 31, 2020 and the loan portfolio at December 31, 2020 contained $634,850,000 in PPP loans, which carry a 1% note rate.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Rate / Volume Analysis:

	Comparison of Three Months Ended 12/31/20 and 12/31/19
($ in thousands)	Volume	Rate	Total
Interest income:
Loans receivable	$10,063	$(18,538)	$(8,475)
Mortgage-backed securities	(4,319)	(4,063)	(8,382)
Investments (1)	7,661	(7,806)	(145)
All interest-earning assets	13,405	(30,407)	(17,002)
Interest expense:
Customer accounts	3,719	(21,090)	(17,371)
FHLB advances and other borrowings	2,194	(2,654)	(460)
All interest-bearing liabilities	5,913	(23,744)	(17,831)
Change in net interest income	$7,492	$(6,663)	$829
___________________
(1)Includes interest on cash equivalents and dividends on FHLB & FRB stock.
Provision (Release) for Credit Losses - The Company recorded a $3,000,000 provision for credit losses for the three months ended December 31, 2020, compared with a release of allowance for credit losses of $3,750,000 for the three months ended December 31, 2019. The credit loss provision for the three months ended December 31, 2020 is primarily due to reserving for new loan originations and changes in composition of the loan portfolio. Recoveries, net of charge-offs, totaled $1,734,000 for the three months ended December 31, 2020, compared to net recoveries of $2,579,000 during the three months ended December 31, 2019. No allowance was recorded as of December 31, 2020 for the $646,887,000 of PPP loans, which are included in the commercial & industrial loan category, due to the government guarantee.

Other Income - The three months ended December 31, 2020 results include total other income of $13,870,000 compared to $46,376,000 for the same period one year ago, a $32,506,000 decrease. The decrease was primarily due to a net gain of $30,700,000 from the sale of fixed assets, including a branch property in Bellevue, Washington during the first quarter of fiscal 2020.

Other Expense - Total other expense was $81,410,000 for the three months ended December 31, 2020, a decrease of $1,226,000 from $82,636,000 for the same period one year ago. Compensation and benefits costs increased by $6,092,000, or 16.6%, over the prior year quarter due to a 4.8% rise in headcount, annual merit increases as well as higher bonus compensation that reflects increased loan production activity since the prior year. Information technology costs decreased by $5,276,000, primarily due to the prior year quarter including a $5,900,000 impairment charge on systems hardware and software. Total other expense for the three months ended December 31, 2020 and December 31, 2019 equaled 1.73% and 2.02%, respectively, of average assets.

Gain (Loss) on Real Estate Owned - Results for the three months ended December 31, 2020 include a net loss on real estate owned of $449,000, compared to a net loss of $886,000 for the prior year quarter.

Income Tax Expense - Income tax expense totaled $10,574,000 for the three months ended December 31, 2020, compared to $18,423,000 for the prior year quarter. The effective tax rate for both the three months ended December 31, 2020 and the three months ended December 31, 2019 was 21.35%. The effective tax rate for the three months ended December 31, 2020 differs from the statutory rate mainly due to state taxes, tax-exempt income and tax-credit investments.

Item 3.                Quantitative and Qualitative Disclosures About Market Risk
Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2020. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2020 Form 10-K.

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

Item 1A. Risk Factors

In addition to the other information set forth below and in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the Company's Form 10-K for the year ended September 30, 2020. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2020 to October 31, 2020	32,956	$21.29	32,956	4,594,275
November 1, 2020 to November 30, 2020	—	—	—	4,594,275
December 1, 2020 to December 31, 2020	—	—	—	4,594,275
Total	32,956	$21.29	32,956	4,594,275
 ___________________
(1)The Company's stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 66,956,264 shares were authorized for repurchase. This does not include the 10,000,000 additional shares authorized by the Board of Directors on January 26, 2021.

Item 3.                Defaults Upon Senior Securities
Not applicable

Item 4.                Mine Safety Disclosures
Not applicable

Item 5.                Other Information
Not applicable

Item 6.                Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer
	31.2	Section 302 Certification by the Chief Financial Officer
	32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer
	101	Financial Statements from the Company’s Form 10-Q for the three months ended December 31, 2020 formatted in iXBRL

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 28, 2021	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL President & Chief Executive Officer

January 28, 2021	/S/ VINCENT L. BEATTY
VINCENT L. BEATTY Executive Vice President and Chief Financial Officer

January 28, 2021	/S/ CORY D. STEWART
CORY D. STEWART Senior Vice President and Principal Accounting Officer