Form 10-Q
period 2021-03-31
WASHINGTON FEDERAL INC
filed 2021-05-04
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-34654
WASHINGTON FEDERAL INC
(Exact name of registrant as specified in its charter)

Washington			91-1661606
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

425 Pike Street	Seattle	Washington	98101
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s telephone number, including area code (206) 624-7930

(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value per share	WAFD	NASDAQ Stock Market
Depositary Shares, Each Representing a 1/40th Interest in a Share of 4.875% Fixed Rate Series A Non-Cumulative Perpetual Preferred Stock	WAFDP	NASDAQ Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had outstanding 72,404,471 shares of common stock as of April 30, 2021.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	March 31, 2021	September 30, 2020
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$2,318,447	$1,702,977
Available-for-sale securities, at fair value	2,438,902	2,249,492
Held-to-maturity securities, at amortized cost	494,089	705,838
Loans receivable, net of allowance for loan losses of $172,653 and $166,955	13,035,423	12,792,317
Interest receivable	54,073	53,799
Premises and equipment, net	259,560	252,805
Real estate owned	5,316	4,966
FHLB and FRB stock	119,991	141,990
Bank owned life insurance	230,520	227,749
Intangible assets, including goodwill of $302,707 and $302,707	309,086	309,906
Federal and state income tax assets, net	—	5,708
Other assets	268,174	346,508
	$19,533,581	$18,794,055
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$11,228,666	$9,806,432
Time deposit accounts	3,590,755	3,973,192
	14,819,421	13,779,624
FHLB advances	2,150,000	2,700,000
Advance payments by borrowers for taxes and insurance	36,289	49,462
Federal and state income tax liabilities, net	13,424	—
Accrued expenses and other liabilities	181,494	250,836
	17,200,628	16,779,922
Commitments and contingencies (see Note I)
Shareholders’ equity
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 300,000 and 0 shares issued; 300,000 and 0 shares outstanding	300,000	—
Common stock, $1.00 par value, 300,000,000 shares authorized; 135,980,008 and 135,727,237 shares issued; 73,084,591 and 75,689,364 shares outstanding	135,980	135,727
Additional paid-in capital	1,675,772	1,678,843
Accumulated other comprehensive income (loss), net of taxes	81,176	16,953
Treasury stock, at cost; 62,895,417 and 60,037,873 shares	(1,328,068)	(1,238,296)
Retained earnings	1,468,093	1,420,906
	2,332,953	2,014,133
	$19,533,581	$18,794,055

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(In thousands, except share data)		(In thousands, except share data)
INTEREST INCOME
Loans receivable	$132,757	$138,549	$266,428	$280,695
Mortgage-backed securities	6,696	14,341	13,926	29,953
Investment securities and cash equivalents	7,301	6,728	14,222	13,794
	146,754	159,618	294,576	324,442
INTEREST EXPENSE
Customer accounts	10,729	28,638	24,839	60,119
FHLB advances	11,991	13,368	25,189	27,026
	22,720	42,006	50,028	87,145
Net interest income	124,034	117,612	244,548	237,297
Provision (release) for credit losses	—	8,200	3,000	4,450
Net interest income after provision (release)	124,034	109,412	241,548	232,847
OTHER INCOME
Gain (loss) on sale of investment securities	—	15,028	—	15,028
Gain (loss) on termination of hedging derivatives	14,110	—	14,110	—
Prepayment penalty on long-term debt	(13,788)	(13,809)	(13,788)	(13,809)
Loan fee income	872	3,048	3,264	4,852
Deposit fee income	5,960	6,099	11,986	12,359
Other income	7,323	5,875	12,775	44,187
	14,477	16,241	28,347	62,617
OTHER EXPENSE
Compensation and benefits	43,632	38,617	86,355	75,248
Occupancy	10,473	10,913	20,065	21,048
FDIC insurance premiums	3,755	2,470	7,018	4,940
Product delivery	4,401	3,897	9,338	8,164
Information technology	10,696	11,501	22,527	28,608
Other expense	8,789	12,035	17,853	24,061
	81,746	79,433	163,156	162,069
Gain (loss) on real estate owned, net	34	31	(415)	(855)
Income before income taxes	56,799	46,251	106,324	132,540
Income tax expense	11,928	9,874	22,502	28,297
Net income	44,871	36,377	83,822	104,243
Dividends on preferred stock	2,722	—	2,722	—
Net income available to common shareholders	$42,149	$36,377	$81,100	$104,243
PER SHARE DATA
Basic earnings per common share	$0.56	$0.47	$1.07	$1.34
Diluted earnings per common share	0.56	0.47	1.07	1.34
Dividends paid on common stock per share	0.23	0.22	0.45	0.43
Basic weighted average number of shares outstanding	75,354,765	76,987,532	75,576,288	77,737,977
Diluted weighted average number of shares outstanding	75,393,464	77,007,118	75,582,426	77,776,304

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net income	$44,871	$36,377
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $1,114 and $(3,468)	(3,729)	11,617
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $0 and $3,456	—	(11,572)
	(3,729)	45
Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $(16,230) and $2,858	54,335	(9,570)
Reclassification adjustment of net (gain) loss included in net income during the period from hedging derivatives, net of tax of $3,245 and $0	(10,865)	—
	43,470	(9,570)

Other comprehensive income (loss)	39,741	(9,525)
Comprehensive income	$84,612	$26,852

	Six Months Ended March 31,
	2021	2020
	(In thousands)
Net income	$83,822	$104,243
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $(1,572) and $(3,043)	5,262	9,893
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $0 and $3,456	—	(11,572)
	5,262	(1,679)
Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $(20,857) and $2,161	69,826	(7,152)
Reclassification adjustment of net (gain) loss included in net income during the period from hedging derivatives, net of tax of $3,245 and $0	(10,865)	—
	58,961	(7,152)

Other comprehensive income (loss)	64,223	(8,831)
Comprehensive income	$148,045	$95,412

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2021	$—	$135,938	$1,680,111	$1,443,280	$41,435	$(1,238,997)	$2,061,767
Net income	—	—	—	44,871	—	—	44,871
Other comprehensive income (loss)	—	—	—	—	39,741	—	39,741
Issuance of preferred stock, net	300,000	—	(6,675)	—	—	—	293,325
Dividends on common stock ($0.23 per share)	—	—	—	(17,336)	—	—	(17,336)
Dividends on preferred stock ($9.0729 per share)	—	—	—	(2,722)	—	—	(2,722)
Proceeds from stock-based awards	—	18	282	—	—	—	300
Stock-based compensation expense	—	24	2,054	—	—	—	2,078
Treasury stock acquired	—	—	—	—	—	(89,071)	(89,071)
Balance at March 31, 2021	$300,000	$135,980	$1,675,772	$1,468,093	$81,176	$(1,328,068)	$2,332,953

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2020	$—	$135,720	$1,673,666	$1,365,397	$15,986	$(1,159,642)	$2,031,127
Net income	—	—	—	36,377	—	—	36,377
Other comprehensive income (loss)	—	—	—	—	(9,525)	—	(9,525)
Dividends on common stock ($0.22 per share)	—	—	—	(16,941)	—	—	(16,941)
Proceeds from stock-based awards	—	3	62	—	—	—	65
Stock-based compensation expense	—	19	2,100	—	—	—	2,119
Treasury stock acquired	—	—	—	—	—	(78,610)	(78,610)
Balance at March 31, 2020	$—	$135,742	$1,675,828	$1,384,833	$6,461	$(1,238,252)	$1,964,612

(CONTINUED)

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2020	$—	$135,727	$1,678,843	$1,420,906	$16,953	$(1,238,296)	$2,014,133
Net income	—	—	—	83,822	—	—	83,822
Other comprehensive income (loss)	—	—	—	—	64,223	—	64,223
Issuance of preferred stock, net	300,000	—	(6,675)	—	—	—	293,325
Dividends on common stock ($0.45 per share)	—	—	—	(33,913)	—	—	(33,913)
Dividends on preferred stock ($9.0729 per share)	—	—	—	(2,722)	—	—	(2,722)
Proceeds from stock-based awards	—	20	310	—	—	—	330
Stock-based compensation expense	—	233	3,294	—	—	—	3,527
Treasury stock acquired	—	—	—	—	—	(89,772)	(89,772)
Balance at March 31, 2021	$300,000	$135,980	$1,675,772	$1,468,093	$81,176	$(1,328,068)	$2,332,953

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2019	$—	$135,540	$1,672,417	$1,335,909	$15,292	$(1,126,163)	$2,032,995
Adjustment pursuant to adoption of ASU 2016-13	—	—	—	(21,945)	—	—	(21,945)
Net income	—	—	—	104,243	—	—	104,243
Other comprehensive income (loss)	—	—	—	—	(8,831)	—	(8,831)
Dividends on common stock ($0.43 per share)	—	—	—	(33,374)	—	—	(33,374)
Proceeds from stock-based awards	—	6	109	—	—	—	115
Stock-based compensation expense	—	196	3,302	—	—	—	3,498
Treasury stock acquired	—	—	—	—	—	(112,089)	(112,089)
Balance at March 31, 2020	$—	$135,742	$1,675,828	$1,384,833	$6,461	$(1,238,252)	$1,964,612

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$83,822	$104,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	36,608	464
Stock-based compensation expense	3,527	3,498
Provision (release) for credit losses	3,000	4,450
Loss (gain) on sale of investment securities	—	(15,028)
Net realized (gain) loss on sales of premises, equipment, and real estate owned	37	(33,115)
Impairment loss on premises and equipment	—	5,931
Prepayment penalty from repayment of borrowings	13,788	13,809
Gain on early termination of long term borrowing hedge	(14,110)	—
Decrease (increase) in accrued interest receivable	(274)	2,781
Decrease (increase) in federal and state income tax receivable	5,708	—
Decrease (increase) in cash surrender value of bank owned life insurance	(2,771)	(2,850)
Decrease (increase) in other assets	156,599	(99,335)
Increase (decrease) in federal and state income tax liabilities	(5,760)	60
Increase (decrease) in accrued expenses and other liabilities	(75,419)	66,049
Net cash provided by (used in) operating activities	204,755	50,957
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(192,028)	(31,259)
Loans purchased	(73,208)	—
FHLB & FRB stock purchased	(188,001)	(201,200)
FHLB & FRB stock redeemed	210,000	169,200
Available-for-sale securities purchased	(522,454)	(159,884)
Principal payments and maturities of available-for-sale securities	338,869	132,690
Proceeds from sales of available-for-sale securities	—	204,351
Principal payments and maturities of held-to-maturity securities	206,868	147,142
Proceeds from sales of real estate owned	637	2,116
Net cash received (paid) in business combinations	—	(2,777)
Proceeds from sales of premises and equipment	3,376	53,790
Premises and equipment purchased and REO improvements	(20,260)	(10,868)
Net cash provided by (used in) investing activities	(236,201)	303,301
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	1,039,797	97,657
Proceeds from borrowings	4,700,007	5,030,000
Repayments of borrowings	(5,263,795)	(4,243,809)
Proceeds from the early termination of long term borrowing hedge	14,110	—
Proceeds from stock-based awards	330	115
Proceeds from issuance of preferred stock, net	293,325	—
Dividends paid on common stock	(33,913)	(33,374)
Treasury stock purchased	(89,772)	(112,089)
Increase (decrease) in advances payments by borrowers for taxes and insurance	(13,173)	(16,342)
Net cash provided by (used in) financing activities	646,916	722,158
Increase (decrease) in cash and cash equivalents	615,470	1,076,416
Cash, cash equivalents and restricted cash at beginning of period	1,702,977	419,158
Cash, cash equivalents and restricted cash at end of period	$2,318,447	$1,495,574

(CONTINUED)
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2021	2020
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$105	$317
Non-cash financing activities
Preferred stock dividend payable	2,722	—
Cash paid (received) during the period for
Interest	41,707	87,948
Income taxes	14,745	21,000

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A – Summary of Significant Accounting Policies

Company and Nature of Operations - Washington Federal Bank, National Association, a federally-insured national bank dba WaFd Bank (the “Bank” or “WaFd Bank”), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. Washington Federal, Inc., a Washington corporation (the “Company”), was formed as the Bank’s holding company in November, 1994. As used throughout this document, the terms “Washington Federal” or the “Company” refer to the Company and its consolidated subsidiaries, and the term “Bank” refers to the operating subsidiary, Washington Federal Bank, National Association. The Company is headquartered in Seattle, Washington. The Bank conducts its activities through a network of 232 bank branches located in Washington, Oregon, Idaho, Utah, Arizona, Nevada, New Mexico and Texas.

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

The Company early adopted FASB Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses ("ASC 326") during fiscal 2020 and based on the application of the modified retrospective method it became effective on October 1, 2019 for all financial assets measured at amortized cost (primarily loans receivable and held-to-maturity debt securities) and off-balance-sheet credit exposures. The Company recorded a decrease to retained earnings of $21,945,000 as of October 1, 2019 for the cumulative effect of adopting ASC 326.

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

Preferred Stock - On February 8, 2021, in connection with an underwritten public offering, the Company issued 300,000 shares of 4.875% Noncumulative Perpetual Series A Preferred Stock (“Series A Preferred Stock”). Net proceeds, after underwriting discounts and expenses, were $293,325,000. The public offering consisted of the issuance and sale of 12,000,000 depositary shares, each representing a 1/40th interest in a share of the Series A Preferred Stock, at a public offering price of $25.00 per depositary share. Holders of the depositary shares are entitled to all proportional rights and preferences of the Series A Preferred Stock (including, dividend, voting, redemption and liquidation rights). The depositary shares are traded on the NASDAQ Global Select Market under the symbol "WAFDP." The Series A Preferred Stock is redeemable at the option of the Company, subject to all applicable regulatory approvals, on or after April 15, 2026.

Restricted Cash Balances - Based on the level of vault cash on hand, the Company was not required to maintain cash reserve balances with the Federal Reserve Bank as of March 31, 2021. As of March 31, 2021 and September 30, 2020, the Company pledged cash collateral related to derivative contracts of $1,500,000 and $97,600,000, respectively.

Equity Securities - The Company records equity securities within Other assets in its Consolidated Statements of Financial Condition. Investments in equity securities with readily determinable fair values (marketable) are measured at fair value, with

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Allowance for Credit Losses (Loans Receivable) - Effective October 1, 2019, the Company has applied ASC 326 for the periods presented herein, so the allowance calculation is based on current expected credit loss methodology ("CECL"). Prior to October 1, 2019, the calculation was based on incurred loss methodology. The Company maintains an allowance for credit losses (“ACL”) for the expected credit losses of the loan portfolio as well as unfunded loan commitments. The amount of ACL is based on ongoing, quarterly assessments by management. The CECL methodology requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures) and replaces the incurred loss methodology’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Off-balance-sheet credit exposures - The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $3,348,654,000 and $2,738,095,000 at March 31, 2021 and September 30, 2020, respectively. The reserve for unfunded commitments is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class. See Note I "Commitments and Contingencies" for more information.

NOTE B – New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU provide temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The ASU primarily includes relief related to contract modifications and hedging relationships, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This guidance is effective immediately and the amendments may be applied prospectively through December 31, 2022. The Company is currently in the process of evaluating the amendments and determining the impact to its consolidated financial statements.

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

NOTE C – Dividends and Share Repurchases

On February 19, 2021, the Company paid a regular dividend on common stock of $0.23 per share, which represented the 152nd consecutive quarterly cash dividend. Dividends per share were $0.23 and $0.22 for the quarters ended March 31, 2021 and 2020, respectively. On April 27, 2021, the Company declared a regular dividend on common stock of $0.23 per share, which

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

represents its 153rd consecutive quarterly cash dividend. This dividend will be paid on May 21, 2021 to common shareholders of record on May 7, 2021.

For the three months ended March 31, 2021, the Company repurchased 2,824,588 shares at an average price of $31.53. This total includes 1,715,335 shares of common stock repurchased under the modified "Dutch auction" tender offer that was completed in March 2021 for a total cost of $53,780,000, including fees and expenses. As of March 31, 2021, there are 11,769,687 remaining shares authorized to be repurchased under the current Board approved share repurchase program. On January 26, 2021 the Board authorized an additional 10,000,000 shares for repurchase under the program.

On April 2, 2021, the Company declared a cash dividend of $9.0729 per share on its Series A Preferred Stock. This dividend equals $0.22682250 per depositary share. The Series A Preferred Stock dividend was paid on April 15, 2021, to shareholders of record as of April 13, 2021.

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	March 31, 2021		September 30, 2020
	(In thousands)		(In thousands)
Commercial loans
Multi-family	$2,008,192	13.2%	$1,538,762	10.6%
Commercial real estate	2,226,560	14.6	1,895,086	13.1
Commercial & industrial (1)	2,471,823	16.2	2,132,160	14.7
Construction	2,495,961	16.3	2,403,276	16.6
Land - acquisition & development	185,024	1.2	193,745	1.3
Total commercial loans	9,387,560	61.5	8,163,029	56.3
Consumer loans
Single-family residential	4,828,535	31.6	5,304,689	36.7
Construction - custom	678,469	4.5	674,879	4.7
Land - consumer lot loans	123,351	0.8	102,263	0.7
HELOC	144,528	0.9	139,703	1.0
Consumer	103,145	0.7	83,159	0.6
Total consumer loans	5,878,028	38.5	6,304,693	43.7
Total gross loans	15,265,588	100%	14,467,722	100%
Less:
Allowance for credit losses on loans	172,653		166,955
Loans in process	1,982,225		1,456,072
Net deferred fees, costs and discounts	75,287		52,378
Total loan contra accounts	2,230,165		1,675,405
Net loans	$13,035,423		$12,792,317

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Includes $711,405,000 and $762,004,000 of SBA Payroll Protection Program loans as of March 31, 2021 and September 30, 2020, respectively.

The Company elected to exclude accrued interest receivable ("AIR") from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of March 31, 2021, and September 30, 2020, AIR for loans totaled $48,676,000 and $48,704,000, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of financial condition.
Loans in the amount of $6,314,864,000 and $5,361,504,000 at March 31, 2021 and September 30, 2020, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") as part of our liquidity management strategy. The FHLB does not have the right to sell or re-pledge these loans.
The following table sets forth the amortized cost basis of non-accrual loans and loans 90 days or more past due and accruing.

	March 31, 2021			September 30, 2020
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing
Commercial loans
Multi-family	$—	$—	$—	$—	$—	$—
Commercial real estate	9,226	—	—	3,771	—	—
Commercial & industrial	832	—	—	329	—	—
Construction	1,423	—	—	1,669	—	—
Land - acquisition & development	2,340	—	—	—	—	—
Total commercial loans	13,821	—	—	5,769	—	—
Consumer loans
Single-family residential	25,599	—	—	22,431	—	933
Construction - custom	—	—	—	—	—	—
Land - consumer lot loans	177	—	—	243	—	—
HELOC	306	—	—	553	—	—
Consumer	52	—	—	60	—	17
Total consumer loans	26,134	—	—	23,287	—	950
Total non-accrual loans	$39,955	$—	$—	$29,056	$—	$950
% of total loans	0.30%			0.22%

The Company recognized interest income on non-accrual loans of approximately $5,228,000 in the six months ended March 31, 2021. Had these loans been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $769,000 for the six months ended March 31, 2021. Recognized interest income for the six months ended March 31, 2021 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide details regarding loan delinquencies by loan portfolio and class.

March 31, 2021		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$1,987,120	$1,986,645	$—	$475	$—	$475	0.02%
Commercial real estate	2,211,065	2,206,097	37	111	4,820	4,968	0.22
Commercial & industrial	2,452,585	2,450,623	1,175	—	787	1,962	0.08
Construction	925,017	923,864	—	—	1,153	1,153	0.12
Land - acquisition & development	150,311	147,971	—	—	2,340	2,340	1.56
Total commercial loans	7,726,098	7,715,200	1,212	586	9,100	10,898	0.14
Consumer Loans
Single-family residential	4,802,575	4,776,367	5,868	960	19,380	26,208	0.55
Construction - custom	308,831	308,831	—	—	—	—	—
Land - consumer lot loans	122,211	121,858	93	185	75	353	0.29
HELOC	145,066	144,667	118	—	281	399	0.28
Consumer	103,294	102,979	174	2	139	315	0.30
Total consumer loans	5,481,977	5,454,702	6,253	1,147	19,875	27,275	0.50
Total Loans	$13,208,075	$13,169,902	$7,465	$1,733	$28,975	$38,173	0.29%
Delinquency %		99.71%	0.06%	0.01%	0.22%	0.29%

September 30, 2020		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$1,538,240	$1,538,240	$—	$—	$—	$—	—%
Commercial real estate	1,884,688	1,884,210	—	195	283	478	0.03
Commercial & industrial	2,115,513	2,114,650	—	583	280	863	0.04
Construction	1,352,414	1,350,752	—	—	1,662	1,662	0.12
Land - acquisition & development	153,571	153,571	—	—	—	—	—
Total commercial loans	7,044,426	7,041,423	—	778	2,225	3,003	0.04
Consumer Loans
Single-family residential	5,293,962	5,267,608	3,922	3,108	19,324	26,354	0.50
Construction - custom	295,953	295,953	—	—	—	—	—
Land - consumer lot loans	101,394	101,029	152	—	213	365	0.36
HELOC	140,222	139,491	275	76	380	731	0.52
Consumer	83,315	82,959	121	11	224	356	0.43
Total consumer loans	5,914,846	5,887,040	4,470	3,195	20,141	27,806	0.47
Total Loans	$12,959,272	$12,928,463	$4,470	$3,973	$22,366	$30,809	0.24%
Delinquency %		99.76%	0.03%	0.03%	0.17%	0.24%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company participated in the Small Business Administration’s Paycheck Protection Program ("PPP"). This program came about through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) passed by Congress to help small businesses keep their employees employed through the COVID-19 shelter in place orders. In 2020, the Company assisted over 6,500 businesses with more than $780,000,000 in PPP loans. Fiscal 2021 year to date we have assisted over 2,000 small businesses with $235,000,000 in PPP loans.
The Company has actively worked with its borrowers to modify consumer mortgage and commercial loans to provide payment deferrals as a result of the COVID-19 pandemic. The terms of the payment deferrals are generally 90 days for consumer mortgage loans and up to 180 days for commercial loans and borrowers may be eligible for multiple deferrals. Pursuant to the CARES Act, these loan modifications are not accounted for as TDRs. As of March 31, 2021, 45 mortgage loans totaling $14,000,000 and 10 commercial loans totaling $89,000,000 that had been modified remain in deferral. These loans are not considered past due until after the deferral period is over and scheduled payments have resumed.

Most TDRs are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. Each request for modification is individually evaluated for merit and likelihood of success. The concession granted in a loan modification is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty four months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of March 31, 2021, 97.7% of the Company's $78,282,000 in TDRs were classified as performing. As of March 31, 2021, single-family residential loans comprised 92.6% of TDRs.

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

The following tables present by primary credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of March 31, 2021.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Term Loans Amortized Cost Basis by Origination Year
	YTD 2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$267,297	$507,301	$248,237	$295,532	$247,043	$344,441	$8,221	$—	$1,918,072
Special Mention	—	1,769	—	4,039	2,844	1,934	—	—	10,586
Substandard	—	—	7,546	651	3,746	46,519	—	—	58,462
Total	$267,297	$509,070	$255,783	$300,222	$253,633	$392,894	$8,221	$—	$1,987,120

Commercial real estate
Pass	$252,949	$443,877	$282,617	$274,651	$240,058	$440,678	$2,203	$—	$1,937,033
Special Mention	—	194	4,432	33,380	1,697	23,144	—	—	62,847
Substandard	—	9,012	69,855	22,619	47,503	62,196	—	—	211,185
Total	$252,949	$453,083	$356,904	$330,650	$289,258	$526,018	$2,203	$—	$2,211,065

Commercial & industrial
Pass	$547,764	$631,137	$57,479	$52,576	$78,044	$159,841	$635,066	$11,944	$2,173,851
Special Mention	—	9,798	6,785	630	18	—	31,636	—	48,867
Substandard	12,363	48,216	4,126	6,443	94	48,126	110,227	272	229,867
Total	$560,127	$689,151	$68,390	$59,649	$78,156	$207,967	$776,929	$12,216	$2,452,585

Construction
Pass	$136,932	$311,836	$270,277	$67,312	$—	$—	$94,845	$—	$881,202
Substandard	—	4,321	2,348	—	37,146	—	—	—	43,815
Total	$136,932	$316,157	$272,625	$67,312	$37,146	$—	$94,845	$—	$925,017

Land - acquisition & development
Pass	$22,127	$39,505	$28,645	$18,007	$14,789	$4,011	$5,314	$—	$132,398
Special Mention	—	—	—	—	—	15,573	—	—	15,573
Substandard	—	—	—	—	2,340	—	—	—	2,340
Total	$22,127	$39,505	$28,645	$18,007	$17,129	$19,584	$5,314	$—	$150,311

Total commercial loans
Pass	$1,227,069	$1,933,656	$887,255	$708,078	$579,934	$948,971	$745,649	$11,944	$7,042,556
Special Mention	—	11,761	11,217	38,049	4,559	40,651	31,636	—	137,873
Substandard	12,363	61,549	83,875	29,713	90,829	156,841	110,227	272	545,669
Total	$1,239,432	$2,006,966	$982,347	$775,840	$675,322	$1,146,463	$887,512	$12,216	$7,726,098

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Term Loans Amortized Cost Basis by Origination Year
	YTD 2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$499,799	$825,204	$512,811	$458,566	$514,115	$1,965,872	$—	$—	$4,776,367
30 days past due	—	—	—	115	—	5,753	—	—	5,868
60 days past due	—	—	—	—	—	960	—	—	960
90+ days past due	—	—	—	466	169	18,745	—	—	19,380
Total	$499,799	$825,204	$512,811	$459,147	$514,284	$1,991,330	$—	$—	$4,802,575

Construction - custom
Current	$50,146	$242,667	$14,955	$1,063	$—	$—	$—	$—	$308,831
Total	$50,146	$242,667	$14,955	$1,063	$—	$—	$—	$—	$308,831

Land - consumer lot loans
Current	$41,526	$35,849	$13,856	$5,304	$6,565	$18,758	$—	$—	$121,858
30 days past due	—	—	—	—	—	93	—	—	93
60 days past due	—	—	—	185	—	—	—	—	185
90+ days past due	—	—	—	—	—	75	—	—	75
Total	$41,526	$35,849	$13,856	$5,489	$6,565	$18,926	$—	$—	$122,211

HELOC
Current	$—	$—	$—	$—	$—	$5,917	$137,531	$1,219	$144,667
30 days past due	—	—	—	—	—	93	25	—	118
90+ days past due	—	—	—	—	—	30	251	—	281
Total	$—	$—	$—	$—	$—	$6,040	$137,807	$1,219	$145,066

Consumer
Current	$10,891	$8,245	$1,011	$45,983	$—	$14,000	$22,849	$—	$102,979
30 days past due	—	—	5	—	75	94	—	—	174
60 days past due	—	—	2	—	—	—	—	—	2
90+ days past due	—	—	37	—	96	6	—	—	139
Total	$10,891	$8,245	$1,055	$45,983	$171	$14,100	$22,849	$—	$103,294

Total consumer loans
Current	$602,362	$1,111,965	$542,633	$510,916	$520,680	$2,004,547	$160,380	$1,219	$5,454,702
30 days past due	—	—	5	115	75	6,033	25	—	6,253
60 days past due	—	—	2	185	—	960	—	—	1,147
90+ days past due	—	—	37	466	265	18,856	251	—	19,875
Total	$602,362	$1,111,965	$542,677	$511,682	$521,020	$2,030,396	$160,656	$1,219	$5,481,977

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A "Summary of Significant Accounting Policies."

The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Three Months Ended March 31, 2021	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$14,363	$—	$—	$3,413	$17,776
Commercial real estate	23,496	—	1,457	1,869	26,822
Commercial & industrial	44,317	(18)	11	3,484	47,794
Construction	26,365	—	—	(3,816)	22,549
Land - acquisition & development	10,666	—	410	(573)	10,503
Total commercial loans	119,207	(18)	1,878	4,377	125,444
Consumer loans
Single-family residential	38,613	(106)	497	(3,896)	35,108
Construction - custom	3,594	—	—	(346)	3,248
Land - consumer lot loans	2,958	—	7	327	3,292
HELOC	2,362	—	—	(136)	2,226
Consumer	3,455	(84)	290	(326)	3,335
Total consumer loans	50,982	(190)	794	(4,377)	47,209
Total loans	$170,189	$(208)	$2,672	$—	$172,653

Three Months Ended March 31, 2020	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers (1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$10,506	$—	$—	$1,236	$11,742
Commercial real estate	13,067	(13)	1,020	565	14,639
Commercial & industrial	33,676	(129)	57	4,972	38,576
Construction	21,919	—	5	1,424	23,348
Land - acquisition & development	10,413	—	126	(140)	10,399
Total commercial loans	89,581	(142)	1,208	8,057	98,704
Consumer loans
Single-family residential	46,356	—	192	268	46,816
Construction - custom	2,930	—	—	245	3,175
Land - consumer lot loans	2,567	(77)	476	(388)	2,578
HELOC	2,034	—	1	211	2,246
Consumer	4,045	(230)	360	(593)	3,582
Total consumer loans	57,932	(307)	1,029	(257)	58,397
Total loans	$147,513	$(449)	$2,237	$7,800	$157,101
(1) Provision & transfer amounts within the table do not include the provision for unfunded commitments of $400,000

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Six Months Ended March 31, 2021	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers (1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$13,853	$—	$—	$3,923	$17,776
Commercial real estate	22,516	—	2,246	2,060	26,822
Commercial & industrial	38,665	(20)	61	9,088	47,794
Construction	24,156	—	—	(1,607)	22,549
Land - acquisition & development	10,733	—	445	(675)	10,503
Total commercial loans	109,923	(20)	2,752	12,789	125,444
Consumer loans
Single-family residential	45,186	(106)	1,276	(11,248)	35,108
Construction - custom	3,555	—	—	(307)	3,248
Land - consumer lot loans	2,729	—	14	549	3,292
HELOC	2,571	—	—	(345)	2,226
Consumer	2,991	(234)	516	62	3,335
Total consumer loans	57,032	(340)	1,806	(11,289)	47,209
Total loans	$166,955	$(360)	$4,558	$1,500	$172,653
(1) Provision & transfer amounts within the table do not include the provision for unfunded commitments of $1,500,000

Six Months Ended March 31, 2020	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers (1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$10,404	$—	$498	$840	$11,742
Commercial real estate	13,024	(111)	1,388	338	14,639
Commercial & industrial	32,235	(179)	201	6,319	38,576
Construction	22,768	—	59	521	23,348
Land - acquisition & development	10,904	(11)	1,586	(2,080)	10,399
Total commercial loans	89,335	(301)	3,732	5,938	98,704
Consumer loans
Single-family residential	47,771	(15)	453	(1,393)	46,816
Construction - custom	2,880	—	—	295	3,175
Land - consumer lot loans	2,635	(147)	486	(396)	2,578
HELOC	2,048	—	94	104	2,246
Consumer	4,615	(604)	669	(1,098)	3,582
Total consumer loans	59,949	(766)	1,702	(2,488)	58,397
Total loans	$149,284	$(1,067)	$5,434	$3,450	$157,101
(1) Provision & transfer amounts within the table do not include the provision for unfunded commitments of $1,000,000

The Company recorded no provision for credit losses for the three months ended March 31, 2021, compared with a provision for credit losses of $8,200,000 for the three months ended March 31, 2020. The relatively large credit loss provision for the three months ended March 31, 2020 is primarily due to the onset of the global pandemic. The Company recorded a provision

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

for credit losses of $3,000,000 for the six months ended March 31, 2021, compared with a provision for credit losses of $4,450,000 for the six months ended March 31, 2020. Recoveries, net of charge-offs, totaled $2,464,000 for the three months ended March 31, 2021, compared to net recoveries of $1,788,000 during the three months ended March 31, 2020. Recoveries, net of charge-offs, totaled $4,198,000 for the six months ended March 31, 2021, compared to net recoveries of $4,367,000 during the six months ended March 31, 2020. No allowance was recorded as of March 31, 2021 or as of September 30, 2020 for the $695,752,000 and $745,081,000 of PPP loans in the portfolio on each date, respectively, which are included in the commercial & industrial loan category, due to the government guarantee.

Non-performing assets were $48,943,000, or 0.25% of total assets, at March 31, 2021, compared to $37,695,000, or 0.20% of total assets, at September 30, 2020. Non-accrual loans were $39,955,000 at March 31, 2021, compared to $29,056,000 at September 30, 2020. Delinquencies, as a percent of total loans, were 0.29% at March 31, 2021, compared to 0.24% at September 30, 2020.

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

The following tables provide the amortized cost of loans receivable based on risk rating categories as previously defined.

March 31, 2021	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$1,918,072	$10,586	$58,462	$—	$—	$1,987,120
Commercial real estate	1,937,033	62,847	211,185	—	—	2,211,065
Commercial & industrial	2,173,851	48,867	229,867	—	—	2,452,585
Construction	881,202	—	43,815	—	—	925,017
Land - acquisition & development	132,398	15,573	2,340	—	—	150,311
Total commercial loans	7,042,556	137,873	545,669	—	—	7,726,098
Consumer loans
Single-family residential	4,773,261	189	29,125	—	—	4,802,575
Construction - custom	308,831	—	—	—	—	308,831
Land - consumer lot loans	122,034	—	177	—	—	122,211
HELOC	143,167	—	1,899	—	—	145,066
Consumer	103,274	—	20	—	—	103,294
Total consumer loans	5,450,567	189	31,221	—	—	5,481,977
Total	$12,493,123	$138,062	$576,890	$—	$—	$13,208,075

Total grade as a % of total loans	94.59%	1.05%	4.37%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2020	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$1,506,692	$13,721	$17,827	$—	$—	$1,538,240
Commercial real estate	1,681,230	92,184	111,274	—	—	1,884,688
Commercial & industrial	1,898,709	64,695	152,109	—	—	2,115,513
Construction	1,187,786	61,178	103,450	—	—	1,352,414
Land - acquisition & development	137,998	15,573	—	—	—	153,571
Total commercial loans	6,412,415	247,351	384,660	—	—	7,044,426
Consumer loans
Single-family residential	5,270,666	192	23,104	—	—	5,293,962
Construction - custom	295,953	—	—	—	—	295,953
Land - consumer lot loans	101,151	—	243	—	—	101,394
HELOC	139,646	—	576	—	—	140,222
Consumer	83,304	—	11	—	—	83,315
Total consumer loans	5,890,720	192	23,934	—	—	5,914,846
Total loans	$12,303,135	$247,543	$408,594	$—	$—	$12,959,272

Total grade as a % of total gross loans	94.94%	1.91%	3.15%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on amortized cost of loans receivable based on borrower payment activity.

March 31, 2021	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$1,987,120	100.0%	$—	—%
Commercial real estate	2,201,839	99.6	9,226	0.4
Commercial & industrial	2,451,753	100.0	832	—
Construction	923,594	99.8	1,423	0.2
Land - acquisition & development	147,971	98.4	2,340	1.6
Total commercial loans	7,712,277	99.8	13,821	0.2
Consumer loans
Single-family residential	4,776,976	99.5	25,599	0.5
Construction - custom	308,831	100.0	—	—
Land - consumer lot loans	122,034	99.9	177	0.1
HELOC	144,760	99.8	306	0.2
Consumer	103,242	99.9	52	0.1
Total consumer loans	5,455,843	99.5	26,134	0.5
Total loans	$13,168,120	99.7%	$39,955	0.3%

September 30, 2020	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$1,538,240	100.0%	$—	—%
Commercial real estate	1,880,917	99.8	3,771	0.2
Commercial & industrial	2,115,184	100.0	329	—
Construction	1,350,745	99.9	1,669	0.1
Land - acquisition & development	153,571	100.0	—	—
Total commercial loans	7,038,657	99.9	5,769	0.1
Consumer loans
Single-family residential	5,271,531	99.6	22,431	0.4
Construction - custom	295,953	100.0	—	—
Land - consumer lot loans	101,151	99.8	243	0.2
HELOC	139,669	99.6	553	0.4
Consumer	83,255	99.9	60	0.1
Total consumer loans	5,891,559	99.6	23,287	0.4
Total loans	$12,930,216	99.8%	$29,056	0.2%

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

	March 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$71,512	$—	$71,512
Asset-backed securities	—	1,183,977	—	1,183,977
Municipal bonds	—	38,669	—	38,669
Corporate debt securities	—	380,115	—	380,115
Mortgage-backed securities
Agency pass-through certificates	—	764,629	—	764,629
Total available-for-sale securities	—	2,438,902	—	2,438,902
Client swap program hedges	—	5,104	—	5,104
Mortgage loan fair value hedges	—	2,135	—	2,135
Borrowings cash flow hedges	—	59,198	—	59,198
Total financial assets	$—	$2,505,339	$—	$2,505,339

Financial Liabilities
Client swap program hedges	$—	$5,104	$—	$5,104
Commercial loan fair value hedges	—	4,610	—	4,610
Total financial liabilities	$—	$9,714	$—	$9,714

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

When management determines that the fair value of the collateral or the REO requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the collateral dependent loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2021 included loans for which an allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at March 31, 2021 and March 31, 2020, and the total gains (losses) resulting from those fair value adjustments during the respective periods. The estimated fair value measurements are shown gross of estimated selling costs.

	March 31, 2021				Three Months Ended March 31, 2021	Six Months Ended March 31, 2021
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$—	$—	$(25)	$(69)
Real estate owned (2)	—	—	722	722	148	101
Balance at end of period	$—	$—	$722	$722	$123	$32

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.

	March 31, 2020				Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$810	$810	$(246)	$(545)
Real estate owned (2)	—	—	1,675	1,675	145	143
Balance at end of period	$—	$—	$2,485	$2,485	$(101)	$(402)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.
At March 31, 2021, there were $676,000 in foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $3,134,000.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

comprehensively revalued for purposes of these financial statements since the dates shown, and therefore, estimates of fair value subsequent to those dates may differ significantly from the amounts presented below.

		March 31, 2021		September 30, 2020
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$2,318,447	$2,318,447	$1,702,977	$1,702,977
Available-for-sale securities
U.S. government and agency securities	2	71,512	71,512	18,824	18,824
Asset-backed securities	2	1,183,977	1,183,977	936,917	936,917
Municipal bonds	2	38,669	38,669	38,315	38,315
Corporate debt securities	2	380,115	380,115	287,184	287,184
Mortgage-backed securities
Agency pass-through certificates	2	764,629	764,629	968,252	968,252
Total available-for-sale securities		2,438,902	2,438,902	2,249,492	2,249,492
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	489,915	503,723	698,934	720,516
Commercial MBS	2	4,174	4,174	6,904	6,852
Total held-to-maturity securities		494,089	507,897	705,838	727,368

Loans receivable	3	13,035,423	13,419,101	12,792,317	13,392,089
FHLB and FRB stock	2	119,991	119,991	141,990	141,990
Other assets - client swap program hedges	2	5,104	5,104	48,201	48,201
Other assets - commercial fair value loan hedges	2	—	—	—	—
Other assets - mortgage loan fair value hedges	2	2,135	2,135	—	—
Other assets - borrowings cash flow hedges	2	59,198	59,198	—	—

Financial liabilities
Time deposits	2	3,590,755	3,543,588	3,973,192	3,963,203
FHLB advances	2	2,150,000	2,115,171	2,700,000	2,722,509
Other liabilities - client swap program hedges	2	5,104	5,104	48,201	48,201
Other liabilities - commercial loan fair value hedges	2	4,610	4,610	8,492	8,492
Other liabilities - mortgage loan fair value hedges	2	—	—	16,061	16,061
Other liabilities - borrowings cash flow hedges	2	—	—	17,375	17,375

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2021
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	$54,992	$516	$—	$55,508	0.50%
5 to 10 years	15,897	107	—	16,004	2.05
Asset-backed securities
5 to 10 years	102,141	447	(718)	101,870	0.68
Over 10 years	1,071,530	10,994	(417)	1,082,107	1.07
Corporate debt securities due
Within 1 year	31,742	126	(28)	31,840	1.98
1 to 5 years	195,442	7,120	—	202,562	1.67
5 to 10 years	65,888	751	(710)	65,929	3.14
Over 10 years	80,560	—	(776)	79,784	3.44
Municipal bonds due
1 to 5 years	1,477	28	—	1,505	—
5 to 10 years	5,797	275	—	6,072	0.27
Over 10 years	29,929	1,163	—	31,092	5.85
Mortgage-backed securities
Agency pass-through certificates	737,281	29,622	(2,274)	764,629	2.67
	2,392,676	51,149	(4,923)	2,438,902	1.80
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	489,915	13,808	—	503,723	3.16
Commercial MBS	4,174	—	—	4,174	0.98
	494,089	13,808	—	507,897	3.14
	$2,886,765	$64,957	$(4,923)	$2,946,799	2.02%

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

During fiscal 2020, as permitted in conjunction with the adoption of ASU 2019-04, the Company reclassified $374,680,000 of prepayable debt securities from held-to-maturity to available-for-sale. For available-for-sale investment securities, there were purchases of $522,454,000 during the six months ended March 31, 2021 and purchases of $159,884,000 during the six months ended March 31, 2020. There were no sales of available-for-sale investment securities during the six months ended March 31, 2021 and sales totaled $204,351,000 during the prior year same period. For held-to-maturity investment securities, there were no purchases during the six months ended March 31, 2021 and no purchases during the six months ended March 31, 2020. There were no sales of held-to-maturity investment securities during either period. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.

The Company elected to exclude AIR from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS securities, AIR totaled $4,128,000 and $3,285,000 as of March 31, 2021 and September 30, 2020, respectively. For HTM debt securities, AIR totaled $1,269,000 and $1,811,000 as of March 31, 2021 and September 30, 2020, respectively. AIR is included in the “accrued interest receivable” line item on the Company’s consolidated statements of financial condition.
The following tables show the gross unrealized losses and fair value of securities as of March 31, 2021 and September 30, 2020, by length of time that individual securities in each category have been in a continuous loss position. There were 38 and 51 securities with an unrealized loss as of March 31, 2021 and September 30, 2020, respectively. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to have any credit impairment.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2021	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(1,514)	$125,191	$—	$—	$(1,514)	$125,191
Asset-backed securities	(77)	80,046	(1,058)	125,681	(1,135)	205,727
Mortgage-backed securities	(1,963)	55,679	(311)	31,951	(2,274)	87,630
	(3,554)	260,916	(1,369)	157,632	(4,923)	418,548
Held-to-maturity securities
Mortgage-backed securities	—	—	—	—	—	—
	$(3,554)	$260,916	$(1,369)	$157,632	$(4,923)	$418,548

September 30, 2020	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(74)	$45,875	$(405)	$24,596	$(479)	$70,471
Asset-backed securities	(5,481)	587,746	(3,027)	204,369	(8,508)	792,115
Mortgage-backed securities	(278)	41,897	(349)	56,196	(627)	98,093
	(5,833)	675,518	(3,781)	285,161	(9,614)	960,679
Held-to-maturity securities
Mortgage-backed securities	(52)	6,853	—	—	(52)	6,853
	$(5,885)	$682,371	$(3,781)	$285,161	$(9,666)	$967,532

Substantially all of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2021 or September 30, 2020.

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment as of March 31, 2021 or September 30, 2020. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Corporate debt securities and municipal bonds are considered to have an issuer of high credit quality (rated AA or higher) and the decline in fair value is due to changes in interest rates and other market conditions. The issuer continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at March 31, 2021 and September 30, 2020.

March 31, 2021	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$653,904	$5,104	Other liabilities	$653,904	$5,104
Commercial loan fair value hedges	Other assets	—	—	Other liabilities	90,918	4,610
Mortgage loan fair value hedges	Other assets	500,000	2,135	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	1,200,000	59,198	Other liabilities	—	—
		$2,353,904	$66,437		$744,822	$9,714

September 30, 2020	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$656,074	$48,201	Other liabilities	$656,074	$48,201
Commercial loan fair value hedges	Other assets	—	—	Other liabilities	93,316	8,492
Mortgage loan fair value hedges	Other assets	—	—	Other liabilities	500,000	16,061
Borrowings cash flow hedges	Other assets	—	—	Other liabilities	1,600,000	17,375
		$656,074	$48,201		$2,849,390	$90,129

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

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following tables present the impact of fair value hedge accounting on the carrying value of the hedged items at March 31, 2021 and September 30, 2020.

(In thousands)	March 31, 2021
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$1,934,688	$2,831
	$1,934,688	$2,831

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At March 31, 2021, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $1,839,169,000, the cumulative basis adjustment associated with the hedging relationships was $(1,929,000), and the amount of the designated hedged items was $500,000,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At March 31, 2021, the amortized cost basis of the hedged commercial loans was $95,519,000 and the cumulative basis adjustment associated with the hedging relationships was $4,760,000.

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

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. During the six months ended March 31, 2021, $200,000,000 of cash flow hedges with an average effective rate of 1.37% were terminated and the associated FHLB borrowings were repaid at their 90-day call date. Additionally, a $200,000,000 partial termination of a cash flow hedge with an average effective rate of 0.79% was executed with the associated FHLB borrowing being repaid and a $14,110,000 gain recorded on the swap. Lastly, a $150,000,000 FHLB borrowing (unhedged) with a rate of 2.91% was repaid prior to maturity. As of March 31, 2021, the maturities for hedges of adjustable rate borrowings ranged from less than one year to ten years, with the weighted average being 6.7 years.

The following tables present the gain (loss) recognized in AOCI on derivative instruments related to cash flow hedges on borrowings for the periods presented, as well as the effect of reclassification adjustments.

(In thousands)	Three Months Ended March 31,
Amounts recognized in AOCI	2021	2020
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$70,565	$(12,428)
Reclassification adjustment of net (gain)/loss included in net income	(14,110)	—
Total pre-tax gain/(loss) recognized in AOCI	$56,455	$(12,428)

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Six Months Ended March 31,
Amounts recognized in AOCI	2021	2020
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$90,683	$(9,313)
Reclassification adjustment of net (gain)/loss included in net income	(14,110)	—
Total pre-tax gain/(loss) recognized in AOCI	$76,573	$(9,313)

The following tables present the gain (loss) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the periods presented.

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$132,757	$(11,991)	$138,549	$(13,368)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$(1,563)		$(112)
Recognized on derivatives	17,491		(24,676)
Recognized on hedged items	(17,377)		24,666
Net income/(expense) recognized on fair value hedges	$(1,449)		$(122)

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$3,066		$498
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		14,110		—
Net income/(expense) recognized on cash flow hedges		$17,176		$498

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six months ended March 31, 2021		Six months ended March 31, 2020
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$266,428	$(25,189)	$280,695	$(27,026)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$(3,104)		$(186)
Recognized on derivatives	22,078		(19,984)
Recognized on hedged items	(21,833)		20,073
Net income/(expense) recognized on fair value hedges	$(2,859)		$(97)

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$6,664		$284
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		14,110		—
Net income/(expense) recognized on cash flow hedges		$20,774		$284

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the six months ended March 31, 2021 and 2020 as the changes in fair value of the receive fixed swap and pay fixed swap offset each other.

The following tables present the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Three Months Ended March 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2021	2020
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$40,929	$(28,184)
Receive fixed/pay floating swap	Other noninterest income	(40,929)	28,184
		$—	$—

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Six Months Ended March 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2021	2020
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$53,305	$(22,776)
Receive fixed/pay floating swap	Other noninterest income	(53,305)	22,776
		$—	$—

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H – Revenue from Contracts with Customers

Since net interest income on financial assets and liabilities is outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), a significant majority of our revenues are not subject to that guidance.

Revenue streams that are within the scope of ASC 606 are presented within non-interest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the new guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. In scope revenue streams represented approximately 5.7% of our total revenues for the six months ended March 31, 2021, compared to 4.7% for the six months ended March 31, 2020. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of non-interest income within the scope of the guidance include the following:

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
Financial Instruments with Off-Balance Sheet Risk - The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $3,348,654,000 and $2,738,095,000 at March 31, 2021 and September 30, 2020, respectively. The reserve was $26,500,000 as of March 31, 2021, which is an increase from $25,000,000 at September 30, 2020. See Note A "Summary of Significant Accounting Policies" for details regarding the reserve methodology.

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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this report, and including the Risk Factors included in the Company’s 2020 Form 10-K for the year ended September 30, 2020, and in any of the Company's other subsequent Securities and Exchange Commission ("SEC") filings, which could cause the Company's future results to differ materially from the plans, objectives, goals, estimates, intentions and expectations expressed in forward-looking statements:
•a deterioration in economic conditions in the Company's primary market areas, including high unemployment rates, declines in housing prices and property values, and other financial stress on borrowers (consumers and businesses) as a result of the uncertain economic environment;
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
•the success of the Company at managing the risks involved in the remediation efforts associated with its Bank Secrecy Act ("BSA") program, costs of enhancements to the Bank’s BSA program are greater than anticipated; governmental authorities undertake enforcement actions or legal proceedings with respect to the Bank’s BSA program beyond those contemplated by the Consent Order, civil money penalties are levied by government authorities against the Bank, and the potential impact of such matters on the success, timing and ability to pursue the Company’s growth or other business initiatives;
•the success of the Company at managing the risks involved in the remediation efforts associated with its Home Mortgage Disclosure Act (“HMDA”) compliance and reporting, risks the costs of enhancements to the Bank’s HMDA program are greater than anticipated; and risks governmental authorities undertake enforcement actions or legal proceedings with respect to the Bank’s HMDA program beyond those contemplated by the Consent Orders that have been entered into with the Consumer Financial Protection Bureau;
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
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

Management’s determination of the amount of the ACL is a critical accounting estimate as it requires significant reliance on the credit risk we ascribe to individual borrowers, the use of estimates and significant judgment as to the amount and timing of expected future cash flows on criticized loans, significant reliance on historical loss rates on homogeneous portfolios, consideration of our quantitative and qualitative evaluation of past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts.

Going forward, the impact of utilizing the CECL methodology to calculate the ACL will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility in our reported earnings. See Notes A, D and E to the Consolidated Financial Statements and the “Asset Quality and Allowance for Credit Losses” section below for more information on loans receivable and the allowance for credit losses.

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
INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of transaction and savings accounts is 76% of total deposits as of March 31, 2021 while the composition of the investment securities portfolio is 54% variable and 47% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $494,089,000 of mortgage-backed securities that it has designated as held-to-maturity and are carried at amortized cost. As of March 31, 2021, the net unrealized gain on these securities was $13,808,000. The Company has $2,438,902,000 of available-for-sale securities that are carried at fair value. As of March 31, 2021, the net unrealized gain on these securities was $46,226,000. The Company has executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized gain on these interest rate swaps as of March 31, 2021 was $59,198,000. All of the above are pre-tax net unrealized gains or losses.

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

As of March 31, 2021, in the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would increase by 9.9% in the next year. This compares to an estimated increase of 3.4% as of the September 30, 2020 analysis. The change is primarily due to the steepening of the yield curve as well as shifts in the mix of fixed versus adjustable rate assets and liabilities. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long term rates over two years would result in a net interest income increase of 1.4% in the first year and increase of 4.9% in the second year assuming a constant balance sheet and no management intervention. We have not provided an estimate of any impact on net interest income of a decrease in interest rates at March 31, 2021 as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their historical minimum levels (i.e., Prime and LIBOR) and, therefore, are not expected to materially decrease further assuming U.S. market interest rates continue to remain above zero percent. Sustained negative interest rates for an economy with the size and complexity of the United States would likely lead to broad macroeconomic impacts that are difficult to foresee. While there is a possibility that U.S market interest rates could fall below zero percent, this has not occurred in the United States.

NPV Sensitivity - NPV is an estimate of the market value of shareholders' equity. NPV is calculated as the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of NPV to changes in interest rates provides a view of interest rate risk as it incorporates all future expected cash flows. As of March 31, 2021, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decrease by $37,000,000 or 1.1% and the NPV to total assets ratio to increase to 18.2% from a base of 17.4%. As of September 30, 2020, the NPV in the event of a 200 basis point increase in rates was estimated to increase by $141,000,000 or 5.3% and the NPV to total assets ratio to increase to 15.6% from a base of 14.1%. The change in NPV sensitivity is due primarily to changes in interest rates that has impacted asset prices and sensitivity to expected prepayment speeds on fixed rate loans and mortgage-backed securities as well as changes in mix of fixed versus adjustable rate assets and liabilities as of March 31, 2021.
Interest Rate Spread - The interest rate spread is measured as the difference between the rate on total loans and investments and the rate on costing liabilities at the end of each period. The interest rate spread was 2.30% at March 31, 2021 and 2.34% at September 30, 2020. As of March 31, 2021, the weighted average rate on interest-earning assets decreased by 28 basis points to 2.75% compared to September 30, 2020, while the weighted average rate on interest-bearing liabilities decreased by 24 basis

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
points to 0.45%. The interest rate spread decreased to 2.30% at March 31, 2021 from 2.70% at March 31, 2020 due to the same factors described above.
Net Interest Margin - Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin decreased to 2.75% for the quarter ended March 31, 2021 from 3.10% for the quarter ended March 31, 2020. The yield on interest-earning assets decreased 92 basis points to 3.30% and the cost of interest-bearing liabilities decreased 70 basis points to 0.65% over that same period. The compression in the net interest margin since the prior year same quarter is primarily due to the rapid drop in short-term rates by the Federal Reserve Bank in response to the COVID-19 pandemic which resulted in the changes in average rates noted above. Additionally, the balance of low yielding cash was relatively high at $2,318,447,000 as of March 31, 2021 and the Company had $711,405,000 in PPP loans as of that date that have a relatively low yield and were originated since the prior year same quarter. The lower rate in interest-bearing liabilities was primarily due to lower rates paid on interest-bearing deposits as well as FHLB advances. Net interest margin decreased to 2.75% for the six months ended March 31, 2021 from 3.13% for the prior year same period. The change was due to the same factors noted above.
The following table sets forth the information explaining the changes in the net interest margin for the period indicated compared to the same period one year ago.

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$12,842,392	$132,756	4.19%	$11,890,545	$138,549	4.67%
Mortgage-backed securities	1,359,631	6,696	2.00	2,194,479	14,341	2.62
Cash & Investments	3,702,861	5,720	0.63	951,719	5,281	2.23
FHLB & FRB stock	130,502	1,582	4.92	122,320	1,447	4.74
Total interest-earning assets	18,035,386	146,754	3.30%	15,159,063	159,618	4.22%
Other assets	1,252,122			1,204,060
Total assets	$19,287,508			$16,363,123

Liabilities and Equity
Interest-bearing customer accounts	$11,816,399	$10,729	0.37%	$10,309,374	$28,638	1.11%
FHLB advances	2,412,778	11,991	2.02	2,208,242	13,368	2.43
Other borrowings	44	—	—	77	—	—
Total interest-bearing liabilities	14,229,221	22,720	0.65%	12,517,693	42,006	1.35%
Noninterest-bearing customer accounts	2,579,497			1,610,077
Other liabilities	248,210			212,129
Total liabilities	17,056,928			14,339,899
Shareholders' equity	2,230,580			2,023,224
Total liabilities and equity	$19,287,508			$16,363,123
Net interest income		$124,034			$117,612
Net interest margin (NIM)			2.75%			3.10%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

	Six Months Ended March 31, 2021			Six Months Ended March 31, 2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$12,833,535	$266,428	4.16%	$11,907,755	$280,695	4.70%
Mortgage-backed securities	1,472,181	13,926	1.90	2,277,880	29,953	2.62
Cash & Investments	3,349,703	10,985	0.66	863,698	10,706	2.47
FHLB & FRB stock	135,672	3,238	4.79	123,450	3,088	4.99
Total interest-earning assets	17,791,091	294,577	3.32%	15,172,783	324,442	4.26%
Other assets	1,280,338			1,196,990
Total assets	$19,071,429			$16,369,773

Liabilities and Equity
Interest-bearing customer accounts	$11,717,048	$24,838	0.43%	$10,278,073	$60,119	1.17%
FHLB advances	2,542,033	25,190	1.99	2,236,503	27,026	2.41
Other borrowings	22	—	—	38	—	—
Total interest-bearing liabilities	14,259,103	50,028	0.70%	12,514,614	87,145	1.39%
Noninterest-bearing customer accounts	2,417,328			1,625,650
Other liabilities	262,174			209,490
Total liabilities	16,938,605			14,349,754
Shareholders' equity	2,132,824			2,020,019
Total liabilities and equity	$19,071,429			$16,369,773
Net interest income		$244,549			$237,297
Net interest margin (NIM)			2.75%			3.13%

As of March 31, 2021, total assets had increased by $739,526,000 to $19,533,581,000 from $18,794,055,000 at September 30, 2020. During the six months ended March 31, 2021, cash and cash equivalents increased by $615,470,000 and loans receivable increased $243,106,000.
Cash and cash equivalents of $2,318,447,000 and shareholders’ equity of $2,332,953,000 as of March 31, 2021 provide management with flexibility in managing interest rate risk going forward.

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
On February 8, 2021, in connection with an underwritten public offering, the Company issued 300,000 shares of 4.875% Noncumulative Perpetual Series A Preferred Stock (“Series A Preferred Stock”). Net proceeds, after underwriting discounts and expenses, were $293,325,000. The public offering consisted of the issuance and sale of 12,000,000 depositary shares, each representing a 1/40th interest in a share of the Series A Preferred Stock, at a public offering price of $25.00 per depositary share. Holders of the depositary shares are entitled to all proportional rights and preferences of the Series A Preferred Stock (including dividend, voting, redemption and liquidation rights). The depositary shares are traded on the NASDAQ under the symbol "WAFDP." The Series A Preferred Stock is redeemable at the option of the Company, subject to all applicable regulatory approvals, on or after April 15, 2026.
The Company participated in the Small Business Administration’s Paycheck Protection Program ("PPP"). This program came about through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) passed by Congress to help small businesses keep their employees employed through the COVID-19 shelter in place orders. In 2020, the Company assisted over

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
6,500 businesses with more than $780,000,000 in PPP loans. Fiscal 2021 year to date we have assisted over 2,000 small businesses with $235,000,000 in PPP loans. To date, approximately 3,800 PPP loans totaling $350,000,000 have been forgiven by the SBA.
The Company has actively worked with its borrowers to modify consumer mortgage and commercial loans to provide payment deferrals as a result of the COVID-19 pandemic. The terms of the payment deferrals are generally 90 days for consumer mortgage loans and up to 180 days for commercial loans and borrowers may be eligible for multiple deferrals. Pursuant to the CARES Act, these loan modifications are not accounted for as TDRs. As of March 31, 2021, 45 mortgage loans totaling $14,000,000 and 10 commercial loans totaling $89,000,000 that had been modified remain in deferral. These loans are not considered past due until after the deferral period is over and scheduled payments have resumed.
The Bank has a credit line with the Federal Home Loan Bank of Des Moines ("FHLB") of up to 45% of total assets depending on specific collateral eligibility. This line provides a substantial source of additional liquidity if needed.
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
Strong growth in customer deposit accounts has resulted in excess liquidity and consequently the Company has reduced FHLB borrowings. Customer accounts increased $1,039,797,000, or 7.5%, to $14,819,421,000 at March 31, 2021 compared with $13,779,624,000 at September 30, 2020. Total FHLB borrowings totaled $2,150,000,000 as of March 31, 2021, a decrease from $2,700,000,000 as of September 30, 2020.
The Company's cash and cash equivalents totaled $2,318,447,000 at March 31, 2021, an increase from $1,702,977,000 at September 30, 2020. These amounts include the Bank's operating cash.
The Company’s shareholders' equity at March 31, 2021 was $2,332,953,000, or 11.94% of total assets. This is an increase of $318,820,000 from September 30, 2020 when net worth was $2,014,133,000, or 10.72% of total assets. The Company’s shareholders' equity was impacted in the six months ended March 31, 2021 as a result of the February 8, 2021 issuance of Series A Preferred Stock and the receipt of net proceeds, after underwriting discounts and expenses, of $293,325,000. Additionally, net income of $83,822,000, the payment of $33,913,000 in cash dividends, treasury stock purchases of $89,772,000, as well as the change in other comprehensive income of $64,223,000 impacted shareholders' equity. The ratio of tangible capital to tangible assets at March 31, 2021 was 10.53%. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

March 31, 2021
Common Equity Tier I risk-based capital ratio:
The Company	$1,643,068	12.09%	4.50%	NA
The Bank	1,710,441	12.58%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,943,068	14.29%	6.00%	NA
The Bank	1,710,441	12.58%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,113,350	15.55%	8.00%	NA
The Bank	1,880,747	13.83%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,943,068	10.27%	4.00%	NA
The Bank	1,710,441	9.04%	4.00%	5.00%

September 30, 2020
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,687,676	12.93%	4.50%	NA
The Bank	1,625,478	12.46%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,687,676	12.93%	6.00%	NA
The Bank	1,625,478	12.46%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,851,136	14.19%	8.00%	NA
The Bank	1,788,904	13.71%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,687,676	9.28%	4.00%	NA
The Bank	1,625,478	8.94%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents - Cash and cash equivalents were $2,318,447,000 at March 31, 2021, an increase of $615,470,000, or 36.1%, since September 30, 2020. The change is primarily due to the large increase in customer transaction deposit accounts.

Available-for-sale and held-to-maturity investment securities - Available-for-sale securities increased $189,410,000, or 8.4%, during the six months ended March 31, 2021, mostly due to purchases of $522,454,000, offset by principal repayments and maturities of $338,869,000. During the same period, the balance of held-to-maturity securities decreased by $211,749,000 primarily due to principal pay-downs and maturities of $206,868,000. As of March 31, 2021, the Company had a net unrealized gain on available-for-sale securities of $46,226,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Substantially all of the Company’s held-to-maturity and available-for-sale debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The Company did not record an allowance for credit losses for held-to-maturity securities as of March 31, 2021 or September 30, 2020 as the investment portfolio consists primarily of U.S. government agency mortgage-backed securities that management deems to have immaterial risk of loss. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios as well as the economic conditions at future reporting periods. The Company does not believe that any of its available-for-sale debt securities had credit loss impairment as of March 31, 2021 or September 30, 2020, therefore, no allowance was recorded.

Loans receivable - Loans receivable, net of related contra accounts, increased by $243,106,000 to $13,035,423,000 at March 31, 2021, compared to $12,792,317,000 at September 30, 2020. The increase was primarily the net result of originations of $3,890,544,000 partially offset by loan principal repayments of $3,147,829,000 as well as a $526,153,000 increase in loans in process. Commercial loan originations accounted for 78% of total originations and consumer loan originations were 22% during the period. The mix of loan originations is consistent with management's strategy during low rate environments to produce more construction, multifamily, commercial real estate, and commercial and industrial loans that generally have adjustable interest rates or a shorter duration.
The following table shows the loan portfolio by category and the change.

	March 31, 2021		September 30, 2020		Change
	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$2,008,192	13.2%	$1,538,762	10.6%	$469,430	30.5%
Commercial real estate	2,226,560	14.6	1,895,086	13.1	331,474	17.5
Commercial & industrial (1)	2,471,823	16.2	2,132,160	14.7	339,663	15.9
Construction	2,495,961	16.3	2,403,276	16.6	92,685	3.9
Land - acquisition & development	185,024	1.2	193,745	1.3	(8,721)	(4.5)
Total commercial loans	9,387,560	61.5	8,163,029	56.3	1,224,531	15.0
Consumer loans
Single-family residential	4,828,535	31.6	5,304,689	36.7	(476,154)	(9.0)
Construction - custom	678,469	4.5	674,879	4.7	3,590	0.5
Land - consumer lot loans	123,351	0.8	102,263	0.7	21,088	20.6
HELOC	144,528	0.9	139,703	1.0	4,825	3.5
Consumer	103,145	0.7	83,159	0.6	19,986	24.0
Total consumer loans	5,878,028	38.5	6,304,693	43.7	(426,665)	(6.8)
Total gross loans	15,265,588	100%	14,467,722	100%	797,866	5.5
Less:
Allowance for credit losses on loans	172,653		166,955		5,698	3.4
Loans in process	1,982,225		1,456,072		526,153	36.1
Net deferred fees, costs and discounts	75,287		52,378		22,909	43.7
Total loan contra accounts	2,230,165		1,675,405		554,760	33.1
Net loans	$13,035,423		$12,792,317		$243,106	1.9%
(1) Includes $711,405,000 of PPP loans as of March 31, 2021 and $762,004,000 as of September 30, 2020.

Non-performing assets - Non-performing assets increased $11,248,000 during the six months ended March 31, 2021 to $48,943,000 from $37,695,000 at September 30, 2020. The change is primarily due to a $10,899,000 increase in non-accrual loans. Non-performing assets as a percentage of total assets was 0.25% at March 31, 2021 compared to 0.20% at September 30, 2020.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
The following table sets forth information regarding troubled debt restructured loans and non-performing assets.

	March 31, 2021		September 30, 2020
	($ in thousands)
Troubled debt restructured loans:
Multi - family	$267	0.3%	$304	0.3%
Commercial real estate	2,327	3.0	1,462	1.6
Commercial & industrial	45	0.1	51	0.1
Construction	—	—	—	—
Land - acquisition & development	—	—	—	—
Single-family residential	72,512	92.6	85,607	93.6
Construction - custom	—	—	—	—
Land - consumer lot loans	2,630	3.3	3,106	3.4
HELOC	454	0.6	826	0.9
Consumer	47	0.1	52	0.1
Total restructured loans (1)	$78,282	100%	$91,408	100%
Non-accrual loans:
Multi - family	$—	—%	$—	—%
Commercial real estate	9,226	23.1	3,771	13.0
Commercial & industrial	832	2.1	329	1.1
Construction	1,423	3.6	1,669	5.8
Land - acquisition & development	2,340	5.8	—	—
Single-family residential	25,599	64.1	22,431	77.2
Construction - custom	—	—	—	—
Land - consumer lot loans	177	0.4	243	0.8
HELOC	306	0.8	553	1.9
Consumer	52	0.1	60	0.2
Total non-accrual loans	39,955	100%	29,056	100%
Real estate owned	5,316		4,966
Other property owned	3,672		3,673
Total non-performing assets	$48,943		$37,695
Total non-performing assets and performing restructured loans as a percentage of total assets	0.64%		0.67%
Total Assets
(1) Restructured loans were as follows:
Performing	$76,458	97.7%	$89,072	97.4%
Non-performing (included in non-accrual loans above)	1,824	2.3	2,336	2.6
	$78,282	100%	$91,408	100%

For the six months ended March 31, 2021, the Company recognized $5,228,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $769,000 for the same period had these loans performed according to their original contract terms. Recognized interest income for the six months ended March 31, 2021 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. In addition to the non-accrual loans reflected in the above table, the Company had $549,262,000 of loans that were less than 90 days delinquent at March 31, 2021 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 3.45% at March 31, 2021.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 92.6% of restructured loans as of March 31, 2021. The concession for these loans is typically a payment reduction through a rate reduction of 100 to 200 bps for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period.

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

Allowance for credit losses - The following table shows the composition of the Company’s allowance for credit losses.

	December 31, 2020		September 30, 2020		Change
Allowance for credit losses:	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$17,776	10.3%	$13,853	8.3%	$3,923	28.3%
Commercial real estate	26,822	15.5	22,516	13.5	4,306	19.1
Commercial & industrial	47,794	27.7	38,665	23.2	9,129	23.6
Construction	22,549	13.1	24,156	14.5	(1,607)	(6.7)
Land - acquisition & development	10,503	6.1	10,733	6.4	(230)	(2.1)
Total commercial loans	125,444	72.7	109,923	65.8	15,521	14.1
Consumer loans
Single-family residential	35,108	20.3	45,186	27.1	(10,078)	(22.3)
Construction - custom	3,248	1.9	3,555	2.1	(307)	(8.6)
Land - consumer lot loans	3,292	1.9	2,729	1.6	563	20.6
HELOC	2,226	1.3	2,571	1.5	(345)	(13.4)
Consumer	3,335	1.9	2,991	1.8	344	11.5
Total consumer loans	47,209	27.3	57,032	34.2	(9,823)	(17.2)
Total allowance for loan losses	172,653	100.0%	166,955	100.0%	5,698	3.4
Reserve for unfunded commitments	26,500		25,000		1,500	2.2
Total allowance for credit losses	$199,153		$191,955		$7,198	3.7%

No allowance was recorded as of March 31, 2021 or as of September 30, 2020 for the $695,752,000 and $745,081,000 of SBA Payroll Protection Program loans in the portfolio on each date, respectively, which are included in the commercial & industrial loan category, due to the government guarantee. Management believes the allowance for credit losses of $199,153,000, or 1.30% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E and Note I for further details of the allowance for loan losses and reserve for unfunded commitments as of and for the period ended March 31, 2021 and September 30, 2020.

Real estate owned ("REO") - REO increased during the six months ended March 31, 2021 by $350,000 to $5,316,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Intangible assets - Intangible assets decreased to $309,086,000 as of March 31, 2021 from $309,906,000 as of September 30, 2020. The decrease was due to normal amortization of finite-lived intangible assets.

Customer accounts - Customer accounts increased $1,039,797,000, or 7.5%, to $14,819,421,000 at March 31, 2021 compared with $13,779,624,000 at September 30, 2020. Transaction accounts increased by $1,422,234,000 or 14.5% during that period, while time deposits decreased $382,437,000 or 9.6%. The shift in deposit mix has been a result of a deliberate deposit pricing and customer growth strategy. The focus on transaction accounts is intended to lessen sensitivity to rising interest rates and manage interest expense.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	March 31, 2021			September 30, 2020
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$2,655,195	17.9%	—%	$2,164,071	15.7%	—%
Interest checking	3,353,239	22.6	0.20	3,029,576	22.0	0.24
Savings	976,064	6.6	0.11	872,087	6.3	0.11
Money market	4,244,168	28.6	0.19	3,740,698	27.1	0.30
Time deposits	3,590,755	24.2	0.61	3,973,192	28.8	1.17
Total	$14,819,421	100%	0.25%	$13,779,624	100%	0.48%

FHLB advances and other borrowings - Total borrowings totaled $2,150,000,000 as of March 31, 2021, a decrease from $2,700,000,000 as of September 30, 2020. Strong growth in deposits has resulted in excess liquidity and consequently the Company has reduced FHLB borrowings. Since September 30, 2020, $200,000,000 of cash flow hedges with an average effective rate of 1.37% were terminated and the associated FHLB borrowings were repaid at their 90-day call date. Additionally, a $200,000,000 partial termination of a cash flow hedge with an average effective rate of 0.79% was terminated and the associated FHLB borrowing was repaid. Lastly, a $150,000,000 FHLB borrowing (unhedged) with a rate of 2.91% was repaid prior to maturity. The weighted average rate for FHLB borrowings was 1.84% as of March 31, 2021 and 1.79% at September 30, 2020.

Shareholders' equity - The Company’s shareholders' equity at March 31, 2021 was $2,332,953,000, or 11.94% of total assets. This is an increase of $318,820,000 from September 30, 2020 when net worth was $2,014,133,000, or 10.72% of total assets. The Company’s shareholders' equity was impacted in the six months ended March 31, 2021 as a result of the February 8, 2021 issuance of Series A Preferred Stock with net proceeds, after underwriting discounts and expenses, of $293,325,000. Additionally, net income of $83,822,000, the payment of $33,913,000 in cash dividends, treasury stock purchases of $89,772,000, as well as the change in other comprehensive income of $64,223,000 impacted shareholders' equity.

RESULTS OF OPERATIONS

Net Income - The Company recorded net income of $44,871,000 for the three months ended March 31, 2021 compared to $36,377,000 for the prior year quarter. The Company recorded net income of $83,822,000 for the six months ended March 31, 2021 compared to $104,243,000 for the same period one year ago. The changes are due to the factors described below.

Net Interest Income - For the three months ended March 31, 2021, net interest income was $124,034,000, which is $6,422,000 higher than the same quarter of the prior year. Net interest margin was 2.75% for the quarter ended March 31, 2021 compared to 3.10% for the quarter ended March 31, 2020. The increase in net interest income is mostly due to average interest-earning assets increasing by $2,876,323,000 or 18.97% from the prior year while average interest-bearing liabilities increased $1,711,528,000 or 13.67%. The average rate earned on interest-earning assets declined by 92 basis points to 3.30% while the average rate paid on interest-bearing liabilities declined by 70 basis points to 0.65%. The compression in the net interest margin since the prior year same quarter is primarily due to the rapid drop in short-term rates by the Federal Reserve Bank in response to the COVID-19 pandemic which led to changes in the rates on earning assets and bearing liabilities noted above. Additionally, the balance of cash was higher at $2,318,447,000 as of March 31, 2021 and the loan portfolio at March 31, 2021 contained $695,752,000 (inclusive of $15,652,000 of unamortized net fees) in PPP loans, which carry a 1% note rate. During

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
the three months ended and six months ended March 31, 2021, net interest income included $6,313,000 and $11,199,000, respectively, of net fee amortization on PPP loans. For the six months ended March 31, 2021, net interest income was $244,548,000, which is $7,251,000 higher than the same period of the prior year. Net interest margin was 2.75% for the six months ended March 31, 2021 compared to 3.13% for the quarter ended March 31, 2020. The changes period over period are primarily due to the aforementioned factors.

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
Rate / Volume Analysis:

	Comparison of Three Months Ended 3/31/21 and 3/31/20			Comparison of Six Months Ended 3/31/21 and 3/31/20
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans receivable	$9,953	$(15,745)	$(5,792)	$20,207	$(34,474)	$(14,267)
Mortgage-backed securities	(4,709)	(2,936)	(7,645)	(9,027)	(7,000)	(16,027)
Investments (1)	7,780	(7,207)	573	15,585	(15,157)	428
All interest-earning assets	13,024	(25,888)	(12,864)	26,765	(56,631)	(29,866)
Interest expense:
Customer accounts	3,639	(21,548)	(17,909)	7,398	(42,678)	(35,280)
FHLB advances and other borrowings	1,118	(2,495)	(1,377)	3,320	(5,157)	(1,837)
All interest-bearing liabilities	4,757	(24,043)	(19,286)	10,718	(47,835)	(37,117)
Change in net interest income	$8,267	$(1,845)	$6,422	$16,047	$(8,796)	$7,251
___________________
(1)Includes interest on cash equivalents and dividends on FHLB & FRB stock.
Provision (Release) for Credit Losses - The Company recorded no provision for credit losses for the three months ended March 31, 2021, compared with a provision for credit losses of $8,200,000 for the three months ended March 31, 2020. The relatively large credit loss provision for the three months ended March 31, 2020 is primarily due to the onset of the global pandemic. The Company recorded a provision for credit losses of $3,000,000 for the six months ended March 31, 2021, compared with a provision for credit losses of $4,450,000 for the six months ended March 31, 2020. Recoveries, net of charge-offs, totaled $2,464,000 for the three months ended March 31, 2021, compared to net recoveries of $1,788,000 during the three months ended March 31, 2020. Recoveries, net of charge-offs, totaled $4,198,000 for the six months ended March 31, 2021, compared to net recoveries of $4,367,000 during the six months ended March 31, 2020.

Other Income - The three months ended March 31, 2021 results include total other income of $14,477,000 compared to $16,241,000 for the same period one year ago, a $1,764,000 decrease. The quarter ended March 31, 2021 included a gain of $14,110,000 on the partial termination of an interest rate swap being used to hedge a FHLB borrowing and this was mostly offset by a $13,788,000 loss on early repayment of a fixed-rate FHLB borrowing. The six months ended March 31, 2021 results include total other income of $28,347,000 compared to $62,617,000 for the same period one year ago, a $34,270,000 decrease. The decrease was primarily due to a net gain of $30,700,000 from the sale of fixed assets, including a branch property in Bellevue, Washington during the first quarter of fiscal 2020.

Other Expense - Total other expense was $81,746,000 for the three months ended March 31, 2021, an increase of $2,313,000 from $79,433,000 for the prior year quarter. Compensation and benefits costs increased by $5,015,000, or 13.0%, over the prior year quarter due to a 1.9% rise in headcount, annual merit increases as well as higher bonus compensation that reflects increased loan production activity. Total other expense was $163,156,000 for the six months ended March 31, 2021, an increase of $1,087,000 from $162,069,000 for the same period one year ago. Compensation and benefits costs increased by $11,107,000 over the prior year period while information technology costs decreased by $6,081,000, primarily due to the prior year including a $5,900,000 impairment charge on systems hardware and software, and other expenses including professional fees decreased by $6,208,000. Total other expense for the six months ended March 31, 2021 and March 31, 2020 equaled 1.71% and 1.98%, respectively, of average assets.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Gain (Loss) on Real Estate Owned - Results for the three months ended March 31, 2021 include a net gain on real estate owned of $34,000, compared to a net gain of $31,000 for the prior year quarter. Results for the six months ended March 31, 2021 include a net loss on real estate owned of $415,000, compared to a net loss of $855,000 for the prior year same period.

Income Tax Expense - Income tax expense totaled $11,928,000 for the three months ended March 31, 2021, compared to $9,874,000 for the prior year quarter. Income tax expense totaled $22,502,000 for the six months ended March 31, 2021, compared to $28,297,000 for the prior year same period. The effective tax rate was 21.16% and 21.35% for the six months ended March 31, 2021 and March 31, 2020, respectively. The Company’s effective tax rate varies from the statutory rate mainly due to state taxes, tax-exempt income and tax-credit investments.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2021 to January 31, 2021	2,083	$25.74	2,083	14,592,192
February 1, 2021 to February 28, 2021	830	29.97	830	14,591,362
March 1, 2021 to March 31, 2021	2,821,675	31.54	2,821,675	11,769,687
Total	2,824,588	$31.53	2,824,588	11,769,687
 ___________________
(1)The Company's stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 76,956,264 shares were authorized for repurchase. This includes the 10,000,000 additional shares authorized by the Board of Directors on January 26, 2021.

Item 3.                Defaults Upon Senior Securities
Not applicable

Item 4.                Mine Safety Disclosures
Not applicable

Item 5.                Other Information
Not applicable

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Item 6.                Exhibits

(a)	Exhibits

	3.1*	Restated Articles of Incorporation of the Company, as amended.
4.1
Deposit Agreement, dated February 8, 2021, by and among the Company, American Stock Transfer & Trust Company LLC, and the holders from time to time of the depositary receipts described therein (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 8, 2021.

	4.2	Form of Depositary Receipt (included in Exhibit 4.1).
	31.1	Section 302 Certification by the Chief Executive Officer
	31.2	Section 302 Certification by the Chief Financial Officer
	32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer
	101	Financial Statements from the Company’s Form 10-Q for the three and six months ended March 31, 2021 formatted in iXBRL
	104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 4, 2021	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL President & Chief Executive Officer

May 4, 2021	/S/ VINCENT L. BEATTY
VINCENT L. BEATTY Executive Vice President and Chief Financial Officer

May 4, 2021	/S/ CORY D. STEWART
CORY D. STEWART Senior Vice President and Principal Accounting Officer