Form 10-Q
period 2021-06-30
WASHINGTON FEDERAL INC
filed 2021-08-02
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

The registrant had outstanding 67,946,351 shares of common stock as of July 30, 2021.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	June 30, 2021	September 30, 2020
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$2,251,958	$1,702,977
Available-for-sale securities, at fair value	2,292,656	2,249,492
Held-to-maturity securities, at amortized cost	415,748	705,838
Loans receivable, net of allowance for loan losses of $170,784 and $166,955	13,467,997	12,792,317
Interest receivable	51,544	53,799
Premises and equipment, net	255,765	252,805
Real estate owned	7,932	4,966
FHLB and FRB stock	112,025	141,990
Bank owned life insurance	231,882	227,749
Intangible assets, including goodwill of $302,707 and $302,707	308,798	309,906
Federal and state income tax assets, net	—	5,708
Other assets	253,204	346,508
	$19,649,509	$18,794,055
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$11,700,467	$9,806,432
Time deposit accounts	3,537,891	3,973,192
	15,238,358	13,779,624
FHLB advances	1,950,000	2,700,000
Advance payments by borrowers for taxes and insurance	27,530	49,462
Federal and state income tax liabilities, net	917	—
Accrued expenses and other liabilities	205,464	250,836
	17,422,269	16,779,922
Commitments and contingencies (see Note I)
Shareholders’ equity
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 300,000 and 0 shares issued; 300,000 and 0 shares outstanding	300,000	—
Common stock, $1.00 par value, 300,000,000 shares authorized; 135,986,719 and 135,727,237 shares issued; 69,472,423 and 75,689,364 shares outstanding	135,987	135,727
Additional paid-in capital	1,677,163	1,678,843
Accumulated other comprehensive income (loss), net of taxes	65,120	16,953
Treasury stock, at cost; 66,514,296 and 60,037,873 shares	(1,446,371)	(1,238,296)
Retained earnings	1,495,341	1,420,906
	2,227,240	2,014,133
	$19,649,509	$18,794,055

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except share data)		(In thousands, except share data)
INTEREST INCOME
Loans receivable	$134,193	$132,847	$400,621	$413,543
Mortgage-backed securities	5,488	10,843	19,414	40,796
Investment securities and cash equivalents	7,767	6,019	21,989	19,812
	147,448	149,709	442,024	474,151
INTEREST EXPENSE
Customer accounts	8,906	21,393	33,745	81,512
FHLB advances	9,937	10,938	35,126	37,963
	18,843	32,331	68,871	119,475
Net interest income	128,605	117,378	373,153	354,676
Provision (release) for credit losses	(2,000)	10,800	1,000	15,250
Net interest income after provision (release)	130,605	106,578	372,153	339,426
OTHER INCOME
Gain (loss) on sale of investment securities	—	—	—	15,028
Gain (loss) on termination of hedging derivatives	—	—	14,110	—
Prepayment penalty on long-term debt	—	—	(13,788)	(13,809)
Loan fee income	1,748	1,380	5,012	6,231
Deposit fee income	6,201	5,479	18,187	17,837
Other income	5,262	6,415	18,037	50,602
	13,211	13,274	41,558	75,889
OTHER EXPENSE
Compensation and benefits	43,841	36,058	130,196	111,306
Occupancy	9,725	9,357	29,790	30,406
FDIC insurance premiums	3,900	2,365	10,918	7,305
Product delivery	4,075	4,397	13,413	12,560
Information technology	10,396	12,154	32,923	40,761
Other expense	11,703	10,992	29,556	35,053
	83,640	75,323	246,796	237,391
Gain (loss) on real estate owned, net	(151)	(219)	(566)	(1,074)
Income before income taxes	60,025	44,310	166,349	176,850
Income tax expense	12,603	9,458	35,105	37,755
Net income	47,422	34,852	131,244	139,095
Dividends on preferred stock	3,656	—	6,378	—
Net income available to common shareholders	$43,766	$34,852	$124,866	$139,095
PER SHARE DATA
Basic earnings per common share	$0.61	$0.46	$1.68	$1.80
Diluted earnings per common share	0.61	0.46	1.68	1.80
Dividends paid on common stock per share	0.23	0.22	0.68	0.65
Basic weighted average number of shares outstanding	71,795,157	75,705,993	74,315,911	77,063,121
Diluted weighted average number of shares outstanding	71,901,068	75,712,898	74,326,693	77,078,067

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
	2021	2020
	(In thousands)
Net income	$47,422	$34,852
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $(605) and $(3,672)	2,027	12,294
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $0 and $0	—	—
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	2,027	12,294
Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $5,401 and $1,850	(18,083)	(6,195)
Reclassification adjustment of net (gain) loss included in net income during the period from hedging derivatives, net of tax of $0 and $0	—	—
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	(18,083)	(6,195)

Other comprehensive income (loss)	(16,056)	6,099
Comprehensive income	$31,366	$40,951

	Nine Months Ended June 30,
	2021	2020
	(In thousands)
Net income	$131,244	$139,095
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $(2,177) and $(6,716)	7,289	22,186
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $0 and $3,456	—	(11,572)
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	7,289	10,614
Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $(15,456) and $4,012	51,743	(13,346)
Reclassification adjustment of net (gain) loss included in net income during the period from hedging derivatives, net of tax of $3,245 and $0	(10,865)	—
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	40,878	(13,346)

Other comprehensive income (loss)	48,167	(2,732)
Comprehensive income	$179,411	$136,363

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at April 1, 2021	$300,000	$135,980	$1,675,772	$1,468,093	$81,176	$(1,328,068)	$2,332,953
Net income	—	—	—	47,422	—	—	47,422
Other comprehensive income (loss)	—	—	—	—	(16,056)	—	(16,056)
Dividends on common stock ($0.23 per share)	—	—	—	(16,518)	—	—	(16,518)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Proceeds from stock-based awards	—	—	8	—	—	—	8
Stock-based compensation expense	—	7	1,383	—	—	—	1,390
Treasury stock acquired	—	—	—	—	—	(118,303)	(118,303)
Balance at June 30, 2021	$300,000	$135,987	$1,677,163	$1,495,341	$65,120	$(1,446,371)	$2,227,240

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at April 1, 2020	$—	$135,742	$1,675,828	$1,384,833	$6,461	$(1,238,252)	$1,964,612
Net income	—	—	—	34,852	—	—	34,852
Other comprehensive income (loss)	—	—	—	—	6,099	—	6,099
Dividends on common stock ($0.22 per share)	—	—	—	(16,561)	—	—	(16,561)
Proceeds from stock-based awards	—	2	24	—	—	—	26
Stock-based compensation expense	—	—	1,521	—	—	—	1,521
Treasury stock acquired	—	—	—	—	—	(40)	(40)
Balance at June 30, 2020	$—	$135,744	$1,677,373	$1,403,124	$12,560	$(1,238,292)	$1,990,509

(CONTINUED)

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2020	$—	$135,727	$1,678,843	$1,420,906	$16,953	$(1,238,296)	$2,014,133
Net income	—	—	—	131,244	—	—	131,244
Other comprehensive income (loss)	—	—	—	—	48,167	—	48,167
Issuance of preferred stock, net	300,000	—	(6,675)	—	—	—	293,325
Dividends on common stock ($0.68 per share)	—	—	—	(50,431)	—	—	(50,431)
Dividends on preferred stock ($21.2604 per share)	—	—	—	(6,378)	—	—	(6,378)
Proceeds from stock-based awards	—	20	319	—	—	—	339
Stock-based compensation expense	—	240	4,676	—	—	—	4,916
Treasury stock acquired	—	—	—	—	—	(208,075)	(208,075)
Balance at June 30, 2021	$300,000	$135,987	$1,677,163	$1,495,341	$65,120	$(1,446,371)	$2,227,240

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2019	$—	$135,540	$1,672,417	$1,335,909	$15,292	$(1,126,163)	$2,032,995
Adjustment pursuant to adoption of ASU 2016-13	—	—	—	(21,945)	—	—	(21,945)
Net income	—	—	—	139,095	—	—	139,095
Other comprehensive income (loss)	—	—	—	—	(2,732)	—	(2,732)
Dividends on common stock ($0.65 per share)	—	—	—	(49,935)	—	—	(49,935)
Proceeds from stock-based awards	—	8	133	—	—	—	141
Stock-based compensation expense	—	196	4,823	—	—	—	5,019
Treasury stock acquired	—	—	—	—	—	(112,129)	(112,129)
Balance at June 30, 2020	$—	$135,744	$1,677,373	$1,403,124	$12,560	$(1,238,292)	$1,990,509

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$131,244	$139,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	26,329	26,334
Stock-based compensation expense	4,916	5,019
Provision (release) for credit losses	1,000	15,250
Loss (gain) on sale of investment securities	—	(15,028)
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(104)	(33,044)
Impairment loss on premises and equipment	574	6,431
Prepayment penalty from repayment of borrowings	13,788	13,809
Gain on early termination of long term borrowing hedge	(14,110)	—
Decrease (increase) in accrued interest receivable	2,255	(1,135)
Decrease (increase) in federal and state income tax receivable	5,708	—
Decrease (increase) in cash surrender value of bank owned life insurance	(4,133)	(4,253)
Decrease (increase) in other assets	153,610	(149,007)
Increase (decrease) in federal and state income tax liabilities	(13,470)	2,773
Increase (decrease) in accrued expenses and other liabilities	(57,910)	105,420
Net cash provided by (used in) operating activities	249,697	111,664
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(266,566)	(832,183)
Loans purchased	(412,423)	(15,456)
FHLB & FRB stock purchased	(244,035)	(323,200)
FHLB & FRB stock redeemed	274,000	301,200
Available-for-sale securities purchased	(528,937)	(684,292)
Principal payments and maturities of available-for-sale securities	493,520	301,319
Proceeds from sales of available-for-sale securities	—	204,351
Principal payments and maturities of held-to-maturity securities	283,458	237,895
Proceeds from sales of real estate owned	2,089	2,339
Net cash received (paid) in business combinations	—	(2,810)
Proceeds from sales of premises and equipment	3,376	55,213
Premises and equipment purchased and REO improvements	(24,758)	(22,641)
Net cash provided by (used in) investing activities	(420,276)	(778,265)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	1,458,734	1,118,830
Proceeds from borrowings	6,100,000	8,080,000
Repayments of borrowings	(6,863,788)	(7,543,809)
Proceeds from the early termination of long term borrowing hedge	14,110	—
Proceeds from stock-based awards	339	141
Proceeds from issuance of preferred stock, net	293,325	—
Dividends paid on common stock	(50,431)	(49,935)
Dividends paid on preferred stock	(2,722)	—
Treasury stock purchased	(208,075)	(112,129)
Increase (decrease) in advances payments by borrowers for taxes and insurance	(21,932)	(27,415)
Net cash provided by (used in) financing activities	719,560	1,465,683
Increase (decrease) in cash and cash equivalents	548,981	799,082
Cash, cash equivalents and restricted cash at beginning of period	1,702,977	419,158
Cash, cash equivalents and restricted cash at end of period	$2,251,958	$1,218,240
(CONTINUED)
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2021	2020
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$175	$1,329
Other personal property acquired through foreclosure	—	359
Non-cash financing activities
Preferred stock dividend payable	3,656	—
Cash paid (received) during the period for
Interest	57,189	119,022
Income taxes	31,154	23,863

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A – Summary of Significant Accounting Policies

Company and Nature of Operations - Washington Federal Bank, National Association, a federally-insured national bank dba WaFd Bank (the “Bank” or “WaFd Bank”), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. Washington Federal, Inc., a Washington corporation (the “Company”), was formed as the Bank’s holding company in November, 1994. As used throughout this document, the terms “Washington Federal” or the “Company” refer to the Company and its consolidated subsidiaries, and the term “Bank” refers to the operating subsidiary, Washington Federal Bank, National Association. The Company is headquartered in Seattle, Washington. The Bank conducts its activities through a network of 224 bank branches located in Washington, Oregon, Idaho, Utah, Arizona, Nevada, New Mexico and Texas.

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

Restricted Cash Balances - Based on the level of vault cash on hand, the Company was not required to maintain cash reserve balances with the Federal Reserve Bank as of June 30, 2021. As of June 30, 2021 and September 30, 2020, the Company pledged cash collateral related to derivative contracts of $1,500,000 and $97,600,000, respectively.

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

Off-balance-sheet credit exposures - The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $3,524,138,000 and $2,738,095,000 at June 30, 2021 and September 30, 2020, respectively. The reserve for unfunded commitments is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class. See Note I "Commitments and Contingencies" for more information.

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

NOTE C – Dividends and Share Repurchases

On May 21, 2021, the Company paid a regular dividend on common stock of $0.23 per share, which represented the 153rd consecutive quarterly cash dividend. Dividends per share were $0.23 and $0.22 for the quarters ended June 30, 2021 and 2020, respectively. On July 27, 2021, the Company declared a regular dividend on common stock of $0.23 per share, which represents

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

its 154th consecutive quarterly cash dividend to its common shareholders. This dividend will be paid on August 20, 2021 to common shareholders of record as of August 6, 2021.

For the three months ended June 30, 2021, the Company repurchased 3,618,879 shares at an average price of $32.69. Share repurchases during the quarter ended March 31, 2021 included 1,715,335 shares of common stock repurchased under the modified "Dutch auction" tender offer that was completed in March 2021 for a total cost of $53,780,000, including fees and expenses. As of June 30, 2021, there are 8,150,808 remaining shares authorized to be repurchased under the current Board approved share repurchase program.

The Company paid the initial stub period cash dividend of $9.0729 on its Series A Preferred Stock on April 15, 2021. Going forward, the Company will pay a cash dividend, if declared by the Board, of $12.1875 per share on its Series A Preferred Stock quarterly on January 15, April 15, July 15 and October 15. This dividend will equal $0.30468750 per depositary share (each dividend, a "Series A Preferred Dividend"). On April 27, 2021, the Company declared a Series A Preferred Dividend, payable on July 15, 2021. On July 27, 2021, the Company declared a Series A Preferred Dividend to be paid on October 15, 2021 to shareholders of record as of October 1, 2021.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table is a summary of loans receivable by loan portfolio segment and class.

	June 30, 2021		September 30, 2020
	(In thousands)		(In thousands)
Commercial loans
Multi-family	$2,026,995	12.8%	$1,538,762	10.6%
Commercial real estate	2,318,173	14.7	1,895,086	13.1
Commercial & industrial (1)	2,389,004	15.1	2,132,160	14.7
Construction	2,734,874	17.2	2,403,276	16.6
Land - acquisition & development	194,818	1.2	193,745	1.3
Total commercial loans	9,663,864	61.2	8,163,029	56.3
Consumer loans
Single-family residential	5,000,938	31.7	5,304,689	36.7
Construction - custom	725,992	4.7	674,879	4.7
Land - consumer lot loans	139,024	0.9	102,263	0.7
HELOC	153,718	1.0	139,703	1.0
Consumer	106,380	0.7	83,159	0.6
Total consumer loans	6,126,052	38.8	6,304,693	43.7
Total gross loans	15,789,916	100%	14,467,722	100%
Less:
Allowance for credit losses on loans	170,784		166,955
Loans in process	2,089,837		1,456,072
Net deferred fees, costs and discounts	61,298		52,378
Total loan contra accounts	2,321,919		1,675,405
Net loans	$13,467,997		$12,792,317

(1) Includes $533,626,000 and $762,004,000 of SBA Payroll Protection Program loans as of June 30, 2021 and September 30, 2020, respectively.

The Company elected to exclude accrued interest receivable ("AIR") from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of June 30, 2021, and September 30, 2020, AIR for loans totaled $45,941,000 and $48,704,000, respectively, and is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Loans in the amount of $6,116,154,000 and $5,361,504,000 at June 30, 2021 and September 30, 2020, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") as part of our liquidity management strategy. The FHLB does not have the right to sell or re-pledge these loans.
The following table sets forth the amortized cost basis of non-accrual loans and loans 90 days or more past due and accruing.

	June 30, 2021			September 30, 2020
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing
Commercial loans
Multi-family	$475	$—	$—	$—	$—	$—
Commercial real estate	8,729	—	—	3,771	—	—
Commercial & industrial	291	—	—	329	—	—
Construction	1,158	—	—	1,669	—	—
Land - acquisition & development	2,340	—	—	—	—	—
Total commercial loans	12,993	—	—	5,769	—	—
Consumer loans
Single-family residential	20,411	—	1,353	22,431	—	933
Construction - custom	—	—	—	—	—	—
Land - consumer lot loans	290	—	54	243	—	—
HELOC	304	—	—	553	—	—
Consumer	48	—	7	60	—	17
Total consumer loans	21,053	—	1,414	23,287	—	950
Total non-accrual loans	$34,046	$—	$1,414	$29,056	$—	$950
% of total loans	0.25%			0.22%

The Company recognized interest income on non-accrual loans of approximately $8,742,000 in the nine months ended June 30, 2021. If these loans had been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $1,082,000 for the nine months ended June 30, 2021. Recognized interest income for the nine months ended June 30, 2021 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide details regarding loan delinquencies by loan portfolio and class.

June 30, 2021		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$2,012,570	$2,012,095	$—	$—	$475	$475	0.02%
Commercial real estate	2,303,983	2,303,153	—	—	830	830	0.04
Commercial & industrial	2,373,535	2,373,290	—	—	245	245	0.01
Construction	1,062,733	1,061,992	—	—	741	741	0.07
Land - acquisition & development	166,099	163,758	—	—	2,341	2,341	1.41
Total commercial loans	7,918,920	7,914,288	—	—	4,632	4,632	0.06
Consumer Loans
Single-family residential	4,986,260	4,965,221	2,642	2,070	16,327	21,039	0.42
Construction - custom	335,053	335,053	—	—	—	—	—
Land - consumer lot loans	137,702	137,337	116	54	195	365	0.27
HELOC	154,336	153,914	116	25	281	422	0.27
Consumer	106,510	106,195	55	221	39	315	0.30
Total consumer loans	5,719,861	5,697,720	2,929	2,370	16,842	22,141	0.39
Total Loans	$13,638,781	$13,612,008	$2,929	$2,370	$21,474	$26,773	0.20%
Delinquency %		99.80%	0.02%	0.02%	0.16%	0.20%

September 30, 2020		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$1,538,240	$1,538,240	$—	$—	$—	$—	—%
Commercial real estate	1,884,688	1,884,210	—	195	283	478	0.03
Commercial & industrial	2,115,513	2,114,650	—	583	280	863	0.04
Construction	1,352,414	1,350,752	—	—	1,662	1,662	0.12
Land - acquisition & development	153,571	153,571	—	—	—	—	—
Total commercial loans	7,044,426	7,041,423	—	778	2,225	3,003	0.04
Consumer Loans
Single-family residential	5,293,962	5,267,608	3,922	3,108	19,324	26,354	0.50
Construction - custom	295,953	295,953	—	—	—	—	—
Land - consumer lot loans	101,394	101,029	152	—	213	365	0.36
HELOC	140,222	139,491	275	76	380	731	0.52
Consumer	83,315	82,959	121	11	224	356	0.43
Total consumer loans	5,914,846	5,887,040	4,470	3,195	20,141	27,806	0.47
Total Loans	$12,959,272	$12,928,463	$4,470	$3,973	$22,366	$30,809	0.24%
Delinquency %		99.76%	0.03%	0.03%	0.17%	0.24%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company participated in the Small Business Administration’s Paycheck Protection Program ("PPP"). This program came about through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) passed by Congress to help small businesses keep their employees employed through the COVID-19 shelter in place orders. In 2020, the Company assisted over 6,500 businesses with more than $780,000,000 in PPP loans. Fiscal 2021 year to date we have assisted over 2,500 small businesses with $320,000,000 in PPP loans.
The Company has actively worked with its borrowers to modify consumer mortgage and commercial loans to provide payment deferrals as a result of the COVID-19 pandemic. The terms of the payment deferrals are generally 90 days for consumer mortgage loans and up to 180 days for commercial loans and borrowers may be eligible for multiple deferrals. Pursuant to the CARES Act, these loan modifications are not accounted for as TDRs. As of June 30, 2021, 43 mortgage loans totaling $6,000,000 and 3 commercial loans totaling $39,000,000 that had been modified remain in deferral. These loans are not considered past due until after the deferral period is over and scheduled payments have resumed.

Most TDRs are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. Each request for modification is individually evaluated for merit and likelihood of success. The concession granted in a loan modification is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of June 30, 2021, 97.6% of the Company's $70,080,000 in TDRs were classified as performing. As of June 30, 2021, single-family residential loans comprised 92.1% of TDRs.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present by primary credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of June 30, 2021.

	Term Loans Amortized Cost Basis by Origination Year
	YTD 2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$423,580	$484,385	$218,555	$277,958	$230,822	$307,216	$46,161	$—	$1,988,677
Special Mention	—	1,770	—	3,125	592	1,939	—	—	7,426
Substandard	—	—	7,547	651	3,726	4,543	—	—	16,467
Total	$423,580	$486,155	$226,102	$281,734	$235,140	$313,698	$46,161	$—	$2,012,570

Commercial real estate
Pass	$421,039	$447,503	$276,598	$278,685	$228,012	$389,739	$2,190	$248	$2,044,014
Special Mention	—	—	4,433	33,009	—	22,291	—	—	59,733
Substandard	—	8,416	69,620	22,740	46,890	52,570	—	—	200,236
Total	$421,039	$455,919	$350,651	$334,434	$274,902	$464,600	$2,190	$248	$2,303,983

Commercial & industrial
Pass	$717,712	$372,722	$53,031	$43,332	$76,880	$158,888	$715,998	$11,791	$2,150,354
Special Mention	—	9,360	6,536	—	—	—	30,897	—	46,793
Substandard	—	47,691	3,865	5,062	45	19,597	99,860	268	176,388
Total	$717,712	$429,773	$63,432	$48,394	$76,925	$178,485	$846,755	$12,059	$2,373,535

Construction
Pass	$248,999	$350,190	$295,692	$42,024	$—	$—	$81,167	$—	$1,018,072
Substandard	—	5,613	2,443	—	36,605	—	—	—	44,661
Total	$248,999	$355,803	$298,135	$42,024	$36,605	$—	$81,167	$—	$1,062,733

Land - acquisition & development
Pass	$53,953	$41,358	$18,279	$16,302	$14,144	$17,124	$2,599	$—	$163,759
Substandard	—	—	—	—	2,340	—	—	—	2,340
Total	$53,953	$41,358	$18,279	$16,302	$16,484	$17,124	$2,599	$—	$166,099

Total commercial loans
Pass	$1,865,283	$1,696,158	$862,155	$658,301	$549,858	$872,967	$848,115	$12,039	$7,364,876
Special Mention	—	11,130	10,969	36,134	592	24,230	30,897	—	113,952
Substandard	—	61,720	83,475	28,453	89,606	76,710	99,860	268	440,092
Total	$1,865,283	$1,769,008	$956,599	$722,888	$640,056	$973,907	$978,872	$12,307	$7,918,920

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Term Loans Amortized Cost Basis by Origination Year
	YTD 2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$1,067,608	$820,533	$455,021	$401,206	$447,227	$1,773,626	$—	$—	$4,965,221
30 days past due	—	—	—	43	592	2,007	—	—	2,642
60 days past due	—	—	352	—	155	1,563	—	—	2,070
90+ days past due	—	—	—	115	835	15,377	—	—	16,327
Total	$1,067,608	$820,533	$455,373	$401,364	$448,809	$1,792,573	$—	$—	$4,986,260

Construction - custom
Current	$115,870	$210,457	$7,617	$1,109	$—	$—	$—	$—	$335,053
Total	$115,870	$210,457	$7,617	$1,109	$—	$—	$—	$—	$335,053

Land - consumer lot loans
Current	$65,377	$32,321	$11,527	$4,976	$5,878	$17,258	$—	$—	$137,337
30 days past due	—	—	—	—	116	—	—	—	116
60 days past due	—	—	—	—	—	54	—	—	54
90+ days past due	—	—	—	—	—	195	—	—	195
Total	$65,377	$32,321	$11,527	$4,976	$5,994	$17,507	$—	$—	$137,702

HELOC
Current	$—	$—	$—	$—	$—	$5,431	$147,126	$1,357	$153,914
30 days past due	—	—	—	—	—	81	35	—	116
60 days past due	—	—	—	—	—	—	25	—	25
90+ days past due	—	—	—	—	—	30	251	—	281
Total	$—	$—	$—	$—	$—	$5,542	$147,437	$1,357	$154,336

Consumer
Current	$11,514	$8,214	$793	$40,787	$—	$11,971	$32,916	$—	$106,195
30 days past due	—	—	11	—	35	9	—	—	55
60 days past due	—	—	7	—	110	104	—	—	221
90+ days past due	—	—	34	—	—	5	—	—	39
Total	$11,514	$8,214	$845	$40,787	$145	$12,089	$32,916	$—	$106,510

Total consumer loans
Current	$1,260,369	$1,071,525	$474,958	$448,078	$453,105	$1,808,286	$180,042	$1,357	$5,697,720
30 days past due	—	—	11	43	743	2,097	35	—	2,929
60 days past due	—	—	359	—	265	1,721	25	—	2,370
90+ days past due	—	—	34	115	835	15,607	251	—	16,842
Total	$1,260,369	$1,071,525	$475,362	$448,236	$454,948	$1,827,711	$180,353	$1,357	$5,719,861

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A "Summary of Significant Accounting Policies."

The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Three Months Ended June 30, 2021	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers (1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$17,776	$—	$—	$(108)	$17,668
Commercial real estate	26,822	—	485	(3,422)	23,885
Commercial & industrial	47,794	(11)	13	(2,258)	45,538
Construction	22,549	—	—	2,274	24,823
Land - acquisition & development	10,503	—	9	1,093	11,605
Total commercial loans	125,444	(11)	507	(2,421)	123,519
Consumer loans
Single-family residential	35,108	—	324	(1,242)	34,190
Construction - custom	3,248	—	—	274	3,522
Land - consumer lot loans	3,292	—	7	412	3,711
HELOC	2,226	—	51	(64)	2,213
Consumer	3,335	(36)	289	41	3,629
Total consumer loans	47,209	(36)	671	(579)	47,265
Total loans	$172,653	$(47)	$1,178	$(3,000)	$170,784
(1) Provision & transfer amounts within the table do not include the provision for unfunded commitments of $1,000,000.

Three Months Ended June 30, 2020	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers (1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$11,742	$—	$—	$346	$12,088
Commercial real estate	14,639	—	193	975	15,807
Commercial & industrial	38,576	(3,034)	174	6,463	42,179
Construction	23,348	—	—	2,345	25,693
Land - acquisition & development	10,399	—	433	(191)	10,641
Total commercial loans	98,704	(3,034)	800	9,938	106,408
Consumer loans
Single-family residential	46,817	(60)	437	(45)	47,149
Construction - custom	3,175	—	—	161	3,336
Land - consumer lot loans	2,578	—	17	76	2,671
HELOC	2,246	—	1	341	2,588
Consumer	3,581	(233)	370	(521)	3,197
Total consumer loans	58,397	(293)	825	12	58,941
Total loans	$157,101	$(3,327)	$1,625	$9,950	$165,349
(1) Provision & transfer amounts within the table do not include the provision for unfunded commitments of $850,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nine Months Ended June 30, 2021	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers (1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$13,853	$—	$—	$3,815	$17,668
Commercial real estate	22,516	—	2,731	(1,362)	23,885
Commercial & industrial	38,665	(31)	74	6,830	45,538
Construction	24,156	—	—	667	24,823
Land - acquisition & development	10,733	—	454	418	11,605
Total commercial loans	109,923	(31)	3,259	10,368	123,519
Consumer loans
Single-family residential	45,186	(106)	1,600	(12,490)	34,190
Construction - custom	3,555	—	—	(33)	3,522
Land - consumer lot loans	2,729	—	21	961	3,711
HELOC	2,571	—	51	(409)	2,213
Consumer	2,991	(270)	805	103	3,629
Total consumer loans	57,032	(376)	2,477	(11,868)	47,265
Total loans	$166,955	$(407)	$5,736	$(1,500)	$170,784
(1) Provision & transfer amounts within the table do not include the provision for unfunded commitments of $2,500,000.

Nine Months Ended June 30, 2020	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers (1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$10,404	$—	$498	$1,186	$12,088
Commercial real estate	13,024	(111)	1,581	1,313	15,807
Commercial & industrial	32,235	(3,213)	375	12,782	42,179
Construction	22,768	—	59	2,866	25,693
Land - acquisition & development	10,904	(11)	2,019	(2,271)	10,641
Total commercial loans	89,335	(3,335)	4,532	15,876	106,408
Consumer loans
Single-family residential	47,771	(75)	891	(1,438)	47,149
Construction - custom	2,880	—	—	456	3,336
Land - consumer lot loans	2,635	(147)	503	(320)	2,671
HELOC	2,048	—	95	445	2,588
Consumer	4,615	(838)	1,039	(1,619)	3,197
Total consumer loans	59,949	(1,060)	2,528	(2,476)	58,941
Total loans	$149,284	$(4,395)	$7,060	$13,400	$165,349
(1) Provision & transfer amounts within the table do not include the provision for unfunded commitments of $1,850,000.

The Company recorded a $2,000,000 release of allowance for credit losses for the three months ended June 30, 2021, compared with a provision for credit losses of $10,800,000 for the three months ended June 30, 2020. The release of allowance in the three months ended June 30, 2021 was primarily due to improvements in macroeconomic variables used in the forecast component of the reserve partially offset by provisioning for new loan originations. The relatively large credit loss provision for the three months ended June 30, 2020 was primarily due to the onset of the global pandemic. The Company recorded a provision for credit losses of $1,000,000 for the nine months ended June 30, 2021, compared with a provision for credit losses

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of $15,250,000 for the nine months ended June 30, 2020. Recoveries, net of charge-offs, totaled $1,131,000 for the three months ended June 30, 2021, compared to net charge-offs of $1,702,000 during the three months ended June 30, 2020. Recoveries, net of charge-offs, totaled $5,329,000 for the nine months ended June 30, 2021, compared to net recoveries of $2,665,000 during the nine months ended June 30, 2020. No allowance was recorded as of June 30, 2021 or as of September 30, 2020 for the $521,532,000 and $745,081,000 of PPP loans in the portfolio on each date, respectively, which are included in the commercial & industrial loan category, due to the government guarantee.

Non-performing assets were $45,650,000, or 0.23% of total assets, at June 30, 2021, compared to $37,695,000, or 0.20% of total assets, at September 30, 2020. Non-accrual loans were $34,046,000 at June 30, 2021, compared to $29,056,000 at September 30, 2020. Delinquencies, as a percent of total loans, were 0.20% at June 30, 2021, compared to 0.24% at September 30, 2020.

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

The following tables provide the amortized cost of loans receivable based on risk rating categories as previously defined.

June 30, 2021	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$1,988,677	$7,426	$16,467	$—	$—	$2,012,570
Commercial real estate	2,044,014	59,733	200,236	—	—	2,303,983
Commercial & industrial	2,150,354	46,793	176,388	—	—	2,373,535
Construction	1,018,072	—	44,661	—	—	1,062,733
Land - acquisition & development	163,759	—	2,340	—	—	166,099
Total commercial loans	7,364,876	113,952	440,092	—	—	7,918,920
Consumer loans
Single-family residential	4,962,172	189	23,899	—	—	4,986,260
Construction - custom	335,053	—	—	—	—	335,053
Land - consumer lot loans	137,412	—	290	—	—	137,702
HELOC	152,439	—	1,897	—	—	154,336
Consumer	106,489	—	21	—	—	106,510
Total consumer loans	5,693,565	189	26,107	—	—	5,719,861
Total	$13,058,441	$114,141	$466,199	$—	$—	$13,638,781

Total grade as a % of total loans	95.74%	0.84%	3.42%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2020	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$1,506,692	$13,721	$17,827	$—	$—	$1,538,240
Commercial real estate	1,681,230	92,184	111,274	—	—	1,884,688
Commercial & industrial	1,898,709	64,695	152,109	—	—	2,115,513
Construction	1,187,786	61,178	103,450	—	—	1,352,414
Land - acquisition & development	137,998	15,573	—	—	—	153,571
Total commercial loans	6,412,415	247,351	384,660	—	—	7,044,426
Consumer loans
Single-family residential	5,270,666	192	23,104	—	—	5,293,962
Construction - custom	295,953	—	—	—	—	295,953
Land - consumer lot loans	101,151	—	243	—	—	101,394
HELOC	139,646	—	576	—	—	140,222
Consumer	83,304	—	11	—	—	83,315
Total consumer loans	5,890,720	192	23,934	—	—	5,914,846
Total loans	$12,303,135	$247,543	$408,594	$—	$—	$12,959,272

Total grade as a % of total gross loans	94.94%	1.91%	3.15%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on amortized cost of loans receivable based on borrower payment activity.

June 30, 2021	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$2,012,095	100.0%	$475	—%
Commercial real estate	2,295,254	99.6	8,729	0.4
Commercial & industrial	2,373,244	100.0	291	—
Construction	1,061,575	99.9	1,158	0.1
Land - acquisition & development	163,759	98.6	2,340	1.4
Total commercial loans	7,905,927	99.8	12,993	0.2
Consumer loans
Single-family residential	4,965,849	99.6	20,411	0.4
Construction - custom	335,053	100.0	—	—
Land - consumer lot loans	137,412	99.8	290	0.2
HELOC	154,032	99.8	304	0.2
Consumer	106,462	100.0	48	0.0
Total consumer loans	5,698,808	99.6	21,053	0.4
Total loans	$13,604,735	99.8%	$34,046	0.2%

September 30, 2020	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$1,538,240	100.0%	$—	—%
Commercial real estate	1,880,917	99.8	3,771	0.2
Commercial & industrial	2,115,184	100.0	329	—
Construction	1,350,745	99.9	1,669	0.1
Land - acquisition & development	153,571	100.0	—	—
Total commercial loans	7,038,657	99.9	5,769	0.1
Consumer loans
Single-family residential	5,271,531	99.6	22,431	0.4
Construction - custom	295,953	100.0	—	—
Land - consumer lot loans	101,151	99.8	243	0.2
HELOC	139,669	99.6	553	0.4
Consumer	83,255	99.9	60	0.1
Total consumer loans	5,891,559	99.6	23,287	0.4
Total loans	$12,930,216	99.8%	$29,056	0.2%

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
The Company offers interest rate swaps to its variable rate borrowers who want to manage their interest rate risk. At the same time, the Company enters into the opposite trade with a counter party to offset its interest rate risk. The Company has also entered into commercial loan hedges, mortgage pool hedges and borrowings hedges using interest rate swaps. The fair value of these interest rate swaps are estimated by a third-party pricing service using a discounted cash flow technique. These are considered a Level 2 input method.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the balance and level in the fair value hierarchy of assets and liabilities that are measured at fair value on a recurring basis.

	June 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$67,484	$—	$67,484
Asset-backed securities	—	1,132,155	—	1,132,155
Municipal bonds	—	39,337	—	39,337
Corporate debt securities	—	372,328	—	372,328
Mortgage-backed securities
Agency pass-through certificates	—	681,352	—	681,352
Total available-for-sale securities	—	2,292,656	—	2,292,656
Client swap program hedges	—	15,918	—	15,918
Borrowings cash flow hedges	—	35,713	—	35,713
Total financial assets	$—	$2,344,287	$—	$2,344,287

Financial Liabilities
Client swap program hedges	$—	$15,918	$—	$15,918
Commercial loan fair value hedges	—	5,205	—	5,205
Mortgage loan fair value hedges	—	3,533	—	3,533
Total financial liabilities	$—	$24,656	$—	$24,656

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$18,824	$—	$18,824
Asset-backed securities	—	936,917		936,917
Municipal bonds	—	38,315	—	38,315
Corporate debt securities	—	287,184	—	287,184
Mortgage-backed securities
Agency pass-through certificates	—	968,252	—	968,252
Total available-for-sale securities	—	2,249,492	—	2,249,492
Client swap program hedges	—	48,201	—	48,201
Total financial assets	$—	$2,297,693	$—	$2,297,693

Financial Liabilities
Client swap program hedges	$—	$48,201	$—	$48,201
Commercial loan fair value hedges	—	8,492	—	8,492
Mortgage loan fair value hedges		16,061		16,061
Borrowings cash flow hedges	—	17,375	—	17,375
Total financial liabilities	$—	$90,129	$—	$90,129

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

When management determines that the fair value of the collateral or the REO requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the collateral dependent loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2021 included loans for which an allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at June 30, 2021 and June 30, 2020, and the total gains (losses) resulting from those fair value adjustments during the respective periods. The estimated fair value measurements are shown gross of estimated selling costs.

	June 30, 2021				Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$—	$—	$(19)	$(88)
Real estate owned (2)	—	—	1,542	1,542	(460)	(359)
Balance at end of period	$—	$—	$1,542	$1,542	$(479)	$(447)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.

	June 30, 2020				Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$2,277	$2,277	$(3,260)	$(3,805)
Real estate owned (2)	—	—	3,882	3,882	(284)	(141)
Balance at end of period	$—	$—	$6,159	$6,159	$(3,544)	$(3,946)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.
At June 30, 2021, there were $360,000 in foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $3,699,000.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		June 30, 2021		September 30, 2020
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$2,251,958	$2,251,958	$1,702,977	$1,702,977
Available-for-sale securities
U.S. government and agency securities	2	67,484	67,484	18,824	18,824
Asset-backed securities	2	1,132,155	1,132,155	936,917	936,917
Municipal bonds	2	39,337	39,337	38,315	38,315
Corporate debt securities	2	372,328	372,328	287,184	287,184
Mortgage-backed securities
Agency pass-through certificates	2	681,352	681,352	968,252	968,252
Total available-for-sale securities		2,292,656	2,292,656	2,249,492	2,249,492
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	415,748	428,549	698,934	720,516
Commercial MBS	2	—	—	6,904	6,852
Total held-to-maturity securities		415,748	428,549	705,838	727,368

Loans receivable	3	13,467,997	13,874,058	12,792,317	13,392,089
FHLB and FRB stock	2	112,025	112,025	141,990	141,990
Other assets - client swap program hedges	2	15,918	15,918	48,201	48,201
Other assets - borrowings cash flow hedges	2	35,713	35,713	—	—

Financial liabilities
Time deposits	2	3,537,891	3,419,840	3,973,192	3,963,203
FHLB advances	2	1,950,000	1,923,682	2,700,000	2,722,509
Other liabilities - client swap program hedges	2	15,918	15,918	48,201	48,201
Other liabilities - commercial loan fair value hedges	2	5,205	5,205	8,492	8,492
Other liabilities - mortgage loan fair value hedges	2	3,533	3,533	16,061	16,061
Other liabilities - borrowings cash flow hedges	2	—	—	17,375	17,375

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
Interest rate swaps – The Company offers interest rate swaps to its variable rate borrowers who want to manage their interest rate risk. At the same time, the Company enters into the opposite trade with a counterparty to offset its interest rate risk. The Company also uses interest rate swaps for various fair value hedges and cash flow hedges. The fair value of these interest rate swaps is estimated by a third-party pricing service using a discounted cash flow technique.
The following tables provide details about the amortized cost and fair value of available-for-sale and held-to-maturity securities.

	June 30, 2021
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	$51,168	$300	$—	$51,468	0.46%
5 to 10 years	15,892	124	—	16,016	2.05
Asset-backed securities
1 to 5 years	20,101	—	(459)	19,642	0.54
5 to 10 years	76,218	468	(114)	76,572	0.61
Over 10 years	1,023,513	12,711	(283)	1,035,941	0.99
Corporate debt securities due
Within 1 year	20,000	37	—	20,037	2.06
1 to 5 years	225,808	8,438	—	234,246	1.60
5 to 10 years	87,129	1,784	—	88,913	4.64
Over 10 years	28,775	357	—	29,132	1.95
Municipal bonds due
Within 1 year	1,485	22	—	1,507	—
5 to 10 years	5,789	260	—	6,049	0.22
Over 10 years	29,919	1,862	—	31,781	5.85
Mortgage-backed securities
Agency pass-through certificates	658,001	24,804	(1,453)	681,352	2.62
	2,243,798	51,167	(2,309)	2,292,656	1.74
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	415,748	12,801	—	428,549	3.17
Commercial MBS	—	—	—	—	—
	415,748	12,801	—	428,549	3.17
	$2,659,546	$63,968	$(2,309)	$2,721,205	1.95%

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

During fiscal 2020, as permitted in conjunction with the adoption of ASU 2019-04, the Company reclassified $374,680,000 of prepayable debt securities from held-to-maturity to available-for-sale. For available-for-sale investment securities, there were purchases of $528,937,000 during the nine months ended June 30, 2021 and purchases of $684,292,000 during the nine months ended June 30, 2020. There were no sales of available-for-sale investment securities during the nine months ended June 30, 2021 and sales totaled $204,351,000 during the prior year same period. For held-to-maturity investment securities, there were no purchases during the nine months ended June 30, 2021 and no purchases during the nine months ended June 30, 2020. There were no sales of held-to-maturity investment securities during either period. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.

The Company elected to exclude AIR from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS securities, AIR totaled $4,529,000 and $3,285,000 as of June 30, 2021 and September 30, 2020, respectively. For HTM debt securities, AIR totaled $1,074,000 and $1,811,000 as of June 30, 2021 and September 30, 2020, respectively. AIR for securities is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.
The following tables show the gross unrealized losses and fair value of securities as of June 30, 2021 and September 30, 2020, by length of time that individual securities in each category have been in a continuous loss position. There were 30 and 51 securities with an unrealized loss as of June 30, 2021 and September 30, 2020, respectively. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to have any credit impairment.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2021	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Asset-backed securities	$(19)	$21,625	$(837)	$122,911	$(856)	$144,536
Mortgage-backed securities	(1,031)	48,494	(422)	33,285	(1,453)	81,779
	$(1,050)	$70,119	$(1,259)	$156,196	$(2,309)	$226,315

September 30, 2020	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(74)	$45,875	$(405)	$24,596	$(479)	$70,471
Asset-backed securities	(5,481)	587,746	(3,027)	204,369	(8,508)	792,115
Mortgage-backed securities	(278)	41,897	(349)	56,196	(627)	98,093
	(5,833)	675,518	(3,781)	285,161	(9,614)	960,679
Held-to-maturity securities
Mortgage-backed securities	(52)	6,853	—	—	(52)	6,853
	$(5,885)	$682,371	$(3,781)	$285,161	$(9,666)	$967,532

Substantially all of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2021 or September 30, 2020.

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment as of June 30, 2021 or September 30, 2020. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Corporate debt securities and municipal bonds are considered to have an issuer of high credit quality (rated AA or higher) and the decline in fair value is due to changes in interest rates and other market conditions. The issuer continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at June 30, 2021 and September 30, 2020.

June 30, 2021	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$656,651	$15,918	Other liabilities	$656,651	$15,918
Commercial loan fair value hedges	Other assets	—	—	Other liabilities	90,918	5,205
Mortgage loan fair value hedges	Other assets	—	—	Other liabilities	470,000	3,533
Borrowings cash flow hedges	Other assets	1,000,000	35,713	Other liabilities	—	—
		$1,656,651	$51,631		$1,217,569	$24,656

September 30, 2020	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$656,074	$48,201	Other liabilities	$656,074	$48,201
Commercial loan fair value hedges	Other assets	—	—	Other liabilities	93,316	8,492
Mortgage loan fair value hedges	Other assets	—	—	Other liabilities	500,000	16,061
Borrowings cash flow hedges	Other assets	—	—	Other liabilities	1,600,000	17,375
		$656,074	$48,201		$2,849,390	$90,129

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

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following tables present the impact of fair value hedge accounting on the carrying value of the hedged items at June 30, 2021 and September 30, 2020.

(In thousands)	June 30, 2021
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$1,731,071	$9,123
	$1,731,071	$9,123

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At June 30, 2021, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $1,634,913,000, the cumulative basis adjustment associated with the hedging relationships was $3,732,000, and the amount of the designated hedged items was $470,000,000. During the three and nine months ended June 30, 2021, hedge accounting was discontinued on $30,000,000

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(30%) of a $100,000,000 last of layer hedge. The $1,603,000 basis adjustment associated with the terminated portion of the hedge will be amortized over the remaining life of the associated pool of loans.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At June 30, 2021, the amortized cost basis of the hedged commercial loans was $96,158,000 and the cumulative basis adjustment associated with the hedging relationships was $5,391,000.

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

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. During the nine months ended June 30, 2021, $400,000,000 of cash flow hedges with an average effective rate of 2.15% were terminated and the associated FHLB borrowings were repaid at their 90-day call date. Additionally, a $200,000,000 partial termination of a cash flow hedge with an average effective rate of 0.79% was executed with the associated FHLB borrowing being repaid and a $14,110,000 gain recorded on the swap. Lastly, a $150,000,000 FHLB borrowing (unhedged) with a rate of 2.91% was repaid prior to maturity. As of June 30, 2021, the maturities for hedges of adjustable rate borrowings ranged from three years to nine years, with the weighted average being 7.8 years.

The following tables present the gain (loss) recognized in AOCI on derivative instruments related to cash flow hedges on borrowings for the periods presented, as well as the effect of reclassification adjustments.

(In thousands)	Three Months Ended June 30,
Amounts recognized in AOCI	2021	2020
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$(23,485)	$(8,045)
Reclassification adjustment of net (gain)/loss included in net income	—	—
Total pre-tax gain/(loss) recognized in AOCI	$(23,485)	$(8,045)

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	Nine Months Ended June 30,
Amounts recognized in AOCI	2021	2020
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$67,198	$(17,358)
Reclassification adjustment of net (gain)/loss included in net income	(14,110)	—
Total pre-tax gain/(loss) recognized in AOCI	$53,088	$(17,358)

The following tables present the gain (loss) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the periods presented.

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$134,193	$(9,937)	$132,847	$(10,938)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$(1,582)		$(306)
Recognized on derivatives	(6,262)		(4,030)
Recognized on hedged items	6,292		3,999
Net income/(expense) recognized on fair value hedges	$(1,552)		$(337)

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$2,182		$1,046
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		—
Net income/(expense) recognized on cash flow hedges		$2,182		$1,046

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine months ended June 30, 2021		Nine months ended June 30, 2020
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$400,621	$(35,126)	$413,543	$(37,963)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$(4,686)		$(492)
Recognized on derivatives	15,816		(24,014)
Recognized on hedged items	(15,541)		24,072
Net income/(expense) recognized on fair value hedges	$(4,411)		$(434)

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$8,846		$1,330
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		14,110		—
Net income/(expense) recognized on cash flow hedges		$22,956		$1,330

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the nine months ended June 30, 2021 and 2020 as the changes in fair value of the receive fixed swap and pay fixed swap offset each other.

The following tables present the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Three Months Ended June 30,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2021	2020
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$10,814	$(4,815)
Receive fixed/pay floating swap	Other noninterest income	(10,814)	4,815
		$—	$—

(In thousands)		Nine Months Ended June 30,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2021	2020
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$64,119	$(27,591)
Receive fixed/pay floating swap	Other noninterest income	(64,119)	27,591
		$—	$—

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H – Revenue from Contracts with Customers

Since net interest income on financial assets and liabilities is outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), a significant majority of our revenues are not subject to that guidance.

Revenue streams that are within the scope of ASC 606 are presented within non-interest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the new guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. In scope revenue streams represented approximately 5.9% of our total revenues for the nine months ended June 30, 2021, compared to 4.8% for the nine months ended June 30, 2020. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of non-interest income within the scope of the guidance include the following:

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

Debit and Credit Card Interchange Fees (recognized in Deposit fee income) - The Company receives interchange fees from the debit card or credit card payment network based on transactions involving debit or credit cards issued by the Company, generally measured as a percentage of the underlying transaction. Interchange fees from debit and credit card transactions are recognized as the transaction processing services are provided by the network. The Company acts as an agent in the card payment network arrangement, so the interchange fees are recorded net of any expenses paid to the principal (the card payment network in this case).

Insurance Agency Commissions (recognized in Other income) - WAFD Insurance Group, Inc. is a wholly owned subsidiary of Washington Federal Bank, N.A. that operates as an insurance agency, selling and marketing property and casualty insurance policies for a small number of high-quality insurance carriers. WAFD Insurance Group, Inc. earns revenue in the form of commissions paid by the insurance carriers for policies that have been sold. In addition to the origination commission, WAFD Insurance Group, Inc. may also receive contingent incentive fees based on the volume of business generated for the insurance carrier and based on policy renewal rates.

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
Financial Instruments with Off-Balance Sheet Risk - The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $3,524,138,000 and $2,738,095,000 at June 30, 2021 and September 30, 2020, respectively. The reserve was $27,500,000 as of June 30, 2021, which is an increase from $25,000,000 at September 30, 2020. See Note A "Summary of Significant Accounting Policies" for details regarding the reserve methodology.

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
•the effects of natural or man-made disasters, calamities, or conflicts, including terrorist events and pandemics (such as the COVID-19 pandemic), and the resulting governmental and societal responses, including on our asset credit quality and business operations, as well as its impact on general economic and financial market conditions;
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
GENERAL & BUSINESS DESCRIPTION

Washington Federal Bank, National Association, a federally-insured national bank dba WaFd Bank (the “Bank” or “WaFd Bank”), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. Washington Federal, Inc., a Washington corporation was formed as the Bank’s holding company in November, 1994. As used throughout this document, the terms “Washington Federal,” the “Company” or "we" or "us" and "our" refer to the Washington Federal, Inc. and its consolidated subsidiaries, and the term “Bank” refers to the operating subsidiary, Washington Federal Bank, National Association. The Company is headquartered in Seattle, Washington.

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
INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of transaction and savings accounts is 77% of total deposits as of June 30, 2021 while the composition of the investment securities portfolio is 55% variable and 45% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $415,748,000 of mortgage-backed securities that it has designated as held-to-maturity and are carried at amortized cost. As of June 30, 2021, the net unrealized gain on these securities was $12,801,000. The Company has $2,292,656,000 of available-for-sale securities that are carried at fair value. As of June 30, 2021, the net unrealized gain on these securities was $48,858,000. The Company has executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized gain on these interest rate swaps as of June 30, 2021 was $35,713,000. All of the above are pre-tax net unrealized gains or losses.

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

As of June 30, 2021, in the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would increase by 9.2% in the next year. This compares to an estimated increase of 3.4% as of the September 30, 2020 analysis. The change is primarily due to the steepening of the yield curve as well as shifts in the mix of fixed versus adjustable rate assets and liabilities. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long-term rates over two years would result in a net interest income increase of 1.2% in the first year and increase of 5.8% in the second year assuming a constant balance sheet and no management intervention. We have not provided an estimate of any impact on net interest income of a decrease in interest rates at June 30, 2021 as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their historical minimum levels (i.e., Prime and LIBOR) and, therefore, are not expected to materially decrease further assuming U.S. market interest rates continue to remain above zero percent. Sustained negative interest rates for an economy with the size and complexity of the United States would likely lead to broad macroeconomic impacts that are difficult to foresee. While there is a possibility that U.S market interest rates could fall below zero percent, this has not occurred in the United States.

NPV Sensitivity - NPV is an estimate of the market value of shareholders' equity. NPV is calculated as the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of NPV to changes in interest rates provides a view of interest rate risk as it incorporates all future expected cash flows. As of June 30, 2021, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decrease by $105,714,000 or 3.5% and the NPV to total assets ratio to increase to 15.6% from a base of 15.4%. As of September 30, 2020, the NPV in the event of a 200 basis point increase in rates was estimated to increase by $141,000,000 or 5.3% and the NPV to total assets ratio to increase to 15.6% from a base of 14.1%. The change in NPV sensitivity is due primarily to changes in interest rates that has impacted asset prices and sensitivity to expected prepayment speeds on fixed rate loans and mortgage-backed securities as well as changes in the mix of fixed versus adjustable rate assets and liabilities as of June 30, 2021.
Interest Rates - The Company measures the difference between the rate on total interest-earning assets and the rate on interest-bearing liabilities at the end of each period. This period-end interest rate spread was 2.31% at June 30, 2021 and 2.34% at

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
September 30, 2020. As of June 30, 2021, the weighted average period-end rate on interest-earning assets decreased by 31 basis points to 2.72% compared to September 30, 2020, while the weighted average period-end rate on interest-bearing liabilities decreased by 28 basis points to 0.41%. The period-end interest rate spread decreased to 2.31% at June 30, 2021 from 2.48% at June 30, 2020 due to the same factors described above.
Net Interest Margin - Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin was 2.82% for the quarter ended June 30, 2021 compared to 2.82% for the quarter ended June 30, 2020. The yield on interest-earning assets decreased 36 basis points to 3.25% and the cost of interest-bearing liabilities decreased 41 basis points to 0.54% over that same period. The lower yield on interest-earning assets was largely due to the continued decline in loan yields as repayments occur, new originations are made at lower market rates and the increase in low yielding cash, which was $2,251,958,000 as of June 30, 2021. The Company also continued to maintain $533,626,000 in PPP loans as of that date that have a relatively low yield. The lower rate in interest-bearing liabilities was primarily due to lower rates paid on interest-bearing deposits partially offset by a higher rate on FHLB advances. Net interest margin decreased to 2.77% for the nine months ended June 30, 2021 from 3.02% for the prior year same period. The change was due to the same factors noted above as well as the prior year not being impacted by the rapid drop in short-term rates by the Federal Reserve Bank until March 2020.
The following table sets forth the information explaining the changes in the net interest margin for the period indicated compared to the same period one year ago.

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$13,330,611	$134,193	4.04%	$12,470,824	$132,847	4.27%
Mortgage-backed securities	1,179,767	5,488	1.87	1,931,826	10,843	2.25
Cash & Investments	3,593,905	6,113	0.68	2,093,966	4,697	0.90
FHLB & FRB stock	113,770	1,654	5.83	152,122	1,322	3.49
Total interest-earning assets	18,218,053	147,448	3.25%	16,648,738	149,709	3.61%
Other assets	1,278,879			1,294,675
Total assets	$19,496,932			$17,943,413

Liabilities and Equity
Interest-bearing customer accounts	$12,080,339	$8,906	0.30%	$10,692,697	$21,393	0.80%
FHLB advances	1,993,956	9,937	2.00	2,953,297	10,938	1.49
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	14,074,295	18,843	0.54%	13,645,994	32,331	0.95%
Noninterest-bearing customer accounts	2,890,917			2,045,305
Other liabilities	220,805			262,108
Total liabilities	17,186,017			15,953,407
Shareholders' equity	2,310,915			1,990,006
Total liabilities and equity	$19,496,932			$17,943,413
Net interest income/interest rate spread		$128,605	2.71%		$117,378	2.48%
Net interest margin (NIM)			2.82%			2.82%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

	Nine Months Ended June 30, 2021			Nine Months Ended June 30, 2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$12,999,227	$400,621	4.12%	$12,094,760	$413,543	4.55%
Mortgage-backed securities	1,374,710	19,414	1.89	2,162,949	40,796	2.51
Cash & Investments	3,431,104	17,097	0.67	1,272,290	15,402	1.61
FHLB & FRB stock	128,371	4,892	5.10	132,973	4,410	4.42
Total interest-earning assets	17,933,412	442,024	3.30%	15,662,972	474,151	4.03%
Other assets	1,279,851			1,229,433
Total assets	$19,213,263			$16,892,405

Liabilities and Equity
Interest-bearing customer accounts	$11,838,145	$33,745	0.38%	$10,415,777	$81,512	1.04%
FHLB advances	2,359,341	35,126	1.99	2,474,562	37,963	2.04
Other borrowings	15	—	0.69	26	—	—
Total interest-bearing liabilities	14,197,501	68,871	0.65%	12,890,365	119,475	1.23%
Noninterest-bearing customer accounts	2,575,191			1,765,024
Other liabilities	248,384			226,965
Total liabilities	17,021,075.65			14,882,354
Shareholders' equity	2,192,187			2,010,051
Total liabilities and equity	$19,213,262.65			$16,892,405
Net interest income/interest rate spread		$373,153	2.65%		$354,676	2.80%
Net interest margin (NIM)			2.77%			3.02%

As of June 30, 2021, total assets had increased by $855,454,000 to $19,649,509,000 from $18,794,055,000 at September 30, 2020. During the nine months ended June 30, 2021, cash and cash equivalents increased by $548,981,000 and loans receivable increased $675,680,000.
Cash and cash equivalents of $2,251,958,000 and shareholders’ equity of $2,227,240,000 as of June 30, 2021 provide management with flexibility in managing interest rate risk going forward.

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
The Company participated in the Small Business Administration’s Paycheck Protection Program ("PPP"). This program came about through the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) passed by Congress to help small

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
businesses keep their employees employed through the COVID-19 shelter in place orders. In 2020, the Company assisted over 6,500 businesses with more than $780,000,000 in PPP loans. Fiscal 2021 year to date we have assisted over 2,500 small businesses with $320,000,000 in PPP loans. To date, approximately 4,800 PPP loans totaling $596,000,000 have been forgiven by the SBA.
The Company has actively worked with its borrowers to modify consumer mortgage and commercial loans to provide payment deferrals as a result of the COVID-19 pandemic. The terms of the payment deferrals are generally 90 days for consumer mortgage loans and up to 180 days for commercial loans, and borrowers may be eligible for multiple deferrals. Pursuant to the CARES Act, these loan modifications are not accounted for as TDRs. As of June 30, 2021, 43 mortgage loans totaling $6,000,000 and 3 commercial loans totaling $39,000,000 that had been modified remain in deferral. These loans are not considered past due until after the deferral period is over and scheduled payments have resumed.
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
Strong growth in customer deposit accounts has resulted in excess liquidity and consequently the Company has reduced FHLB borrowings. Customer accounts increased $1,458,734,000, or 10.6%, to $15,238,358,000 at June 30, 2021 compared with $13,779,624,000 at September 30, 2020. Total FHLB borrowings totaled $1,950,000,000 as of June 30, 2021, a decrease from $2,700,000,000 as of September 30, 2020.
The Company's cash and cash equivalents totaled $2,251,958,000 at June 30, 2021, an increase from $1,702,977,000 at September 30, 2020. These amounts include the Bank's operating cash.
The Company’s shareholders' equity at June 30, 2021 was $2,227,240,000, or 11.33% of total assets. This is an increase of $213,107,000 from September 30, 2020 when net worth was $2,014,133,000, or 10.72% of total assets. The Company’s shareholders' equity was impacted in the nine months ended June 30, 2021 as a result of the February 8, 2021 issuance of Series A Preferred Stock and the receipt of net proceeds, after underwriting discounts and expenses, of $293,325,000. Additionally, net income of $131,244,000, the payment of $50,431,000 in common stock dividends, payment of $2,722,000 in preferred stock dividends, treasury stock purchases of $208,075,000, as well as the change in other comprehensive income of $48,167,000 impacted shareholders' equity. The ratio of tangible capital to tangible assets at June 30, 2021 was 9.92%. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

June 30, 2021
Common Equity Tier I risk-based capital ratio:
The Company	$1,553,687	10.76%	4.50%	NA
The Bank	1,713,312	11.87%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,853,687	12.84%	6.00%	NA
The Bank	1,713,312	11.87%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,034,370	14.09%	8.00%	NA
The Bank	1,894,023	13.12%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,853,687	9.68%	4.00%	NA
The Bank	1,713,312	8.95%	4.00%	5.00%

September 30, 2020
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,687,676	12.93%	4.50%	NA
The Bank	1,625,478	12.46%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,687,676	12.93%	6.00%	NA
The Bank	1,625,478	12.46%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,851,136	14.19%	8.00%	NA
The Bank	1,788,904	13.71%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,687,676	9.28%	4.00%	NA
The Bank	1,625,478	8.94%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents - Cash and cash equivalents were $2,251,958,000 at June 30, 2021, an increase of $548,981,000, or 32.2%, since September 30, 2020. The change is primarily due to the large increase in customer transaction deposit accounts.

Available-for-sale and held-to-maturity investment securities - Available-for-sale securities increased $43,164,000, or 1.9%, during the nine months ended June 30, 2021, mostly due to purchases of $528,937,000, offset by principal repayments and maturities of $493,520,000. During the same period, the balance of held-to-maturity securities decreased by $290,090,000 primarily due to principal pay-downs and maturities of $283,458,000. As of June 30, 2021, the Company had a net unrealized gain on available-for-sale securities of $48,858,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Substantially all of the Company’s held-to-maturity and available-for-sale debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The Company did not record an allowance for credit losses for held-to-maturity securities as of June 30, 2021 or September 30, 2020 as the investment portfolio consists primarily of U.S. government agency mortgage-backed securities that management deems to have immaterial risk of loss. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios as well as the economic conditions at future reporting periods. The Company does not believe that any of its available-for-sale debt securities had credit loss impairment as of June 30, 2021 or September 30, 2020, therefore, no allowance was recorded.

Loans receivable - Loans receivable, net of related contra accounts, increased by $675,680,000 to $13,467,997,000 at June 30, 2021, compared to $12,792,317,000 at September 30, 2020. The increase was primarily the net result of originations of $5,993,081,000, purchases of single-family residential mortgages of $412,423,000, partially offset by loan principal repayments of $5,110,218,000 as well as a $633,765,000 increase in loans in process. Commercial loan originations accounted for 77% of total originations and consumer loan originations were 23% during the period. The mix of loan originations is consistent with management's strategy during low rate environments to produce more construction, multifamily, commercial real estate, and commercial and industrial loans that generally have adjustable interest rates or a shorter duration.
The following table shows the loan portfolio by category and the change.

	June 30, 2021		September 30, 2020		Change
	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$2,026,995	12.8%	$1,538,762	10.6%	$488,233	31.7%
Commercial real estate	2,318,173	14.7	1,895,086	13.1	423,087	22.3
Commercial & industrial (1)	2,389,004	15.1	2,132,160	14.7	256,844	12.0
Construction	2,734,874	17.2	2,403,276	16.6	331,598	13.8
Land - acquisition & development	194,818	1.2	193,745	1.3	1,073	0.6
Total commercial loans	9,663,864	61.2	8,163,029	56.3	1,500,835	18.4
Consumer loans
Single-family residential	5,000,938	31.7	5,304,689	36.7	(303,751)	(5.7)
Construction - custom	725,992	4.7	674,879	4.7	51,113	7.6
Land - consumer lot loans	139,024	0.9	102,263	0.7	36,761	35.9
HELOC	153,718	1.0	139,703	1.0	14,015	10.0
Consumer	106,380	0.7	83,159	0.6	23,221	27.9
Total consumer loans	6,126,052	38.8	6,304,693	43.7	(178,641)	(2.8)
Total gross loans	15,789,916	100%	14,467,722	100%	1,322,194	9.1
Less:
Allowance for credit losses on loans	170,784		166,955		3,829	2.3
Loans in process	2,089,837		1,456,072		633,765	43.5
Net deferred fees, costs and discounts	61,298		52,378		8,920	17.0
Total loan contra accounts	2,321,919		1,675,405		646,514	38.6
Net loans	$13,467,997		$12,792,317		$675,680	5.3%
(1) Includes $533,626,000 of PPP loans as of June 30, 2021 and $711,405,000 as of September 30, 2020.

Non-performing assets - Non-performing assets increased $7,955,000 during the nine months ended June 30, 2021 to $45,650,000 from $37,695,000 at September 30, 2020. The change is primarily due to a $4,990,000 increase in non-accrual loans. Non-performing assets as a percentage of total assets was 0.23% at June 30, 2021 compared to 0.20% at September 30, 2020.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
The following table sets forth information regarding troubled debt restructured loans and non-performing assets.

	June 30, 2021		September 30, 2020
	($ in thousands)
Troubled debt restructured loans:
Multi - family	$245	0.3%	$304	0.3%
Commercial real estate	2,301	3.3	1,462	1.6
Commercial & industrial	43	0.1	51	0.1
Construction	—	—	—	—
Land - acquisition & development	—	—	—	—
Single-family residential	64,546	92.1	85,607	93.6
Construction - custom	—	—	—	—
Land - consumer lot loans	2,452	3.4	3,106	3.4
HELOC	449	0.6	826	0.9
Consumer	44	0.1	52	0.1
Total restructured loans (1)	$70,080	100%	$91,408	100%
Non-accrual loans:
Multi - family	$475	1.4%	$—	—%
Commercial real estate	8,729	25.6	3,771	13.0
Commercial & industrial	291	0.9	329	1.1
Construction	1,158	3.4	1,669	5.8
Land - acquisition & development	2,340	6.8	—	—
Single-family residential	20,411	60.0	22,431	77.2
Construction - custom	—	—	—	—
Land - consumer lot loans	290	0.9	243	0.8
HELOC	304	0.9	553	1.9
Consumer	48	0.1	60	0.2
Total non-accrual loans	34,046	100%	29,056	100%
Real estate owned	7,932		4,966
Other property owned	3,672		3,673
Total non-performing assets	$45,650		$37,695
Total non-performing assets and performing restructured loans as a percentage of total assets	0.58%		0.67%
Total Assets
(1) Restructured loans were as follows:
Performing	$68,389	97.6%	$89,072	97.4%
Non-performing (included in non-accrual loans above)	1,691	2.4	2,336	2.6
	$70,080	100%	$91,408	100%

For the nine months ended June 30, 2021, the Company recognized $8,742,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $1,082,000 for the same period had these loans performed according to their original contract terms. Recognized interest income for the nine months ended June 30, 2021 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. In addition to the non-accrual loans reflected in the above table, the Company had $444,619,000 of loans that were less than 90 days delinquent at June 30, 2021 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 2.84% at June 30, 2021.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 92.1% of restructured loans as of June 30, 2021. The concession for these loans is typically a payment reduction through a rate reduction of 100 to 200 bps for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period.

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

Allowance for credit losses - The following table shows the composition of the Company’s allowance for credit losses.

	June 30, 2021		September 30, 2020		Change
Allowance for credit losses:	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$17,668	10.3%	$13,853	8.3%	$3,815	27.5%
Commercial real estate	23,885	14.0	22,516	13.5	1,369	6.1
Commercial & industrial	45,538	26.7	38,665	23.2	6,873	17.8
Construction	24,823	14.5	24,156	14.5	667	2.8
Land - acquisition & development	11,605	6.8	10,733	6.4	872	8.1
Total commercial loans	123,519	72.3	109,923	65.8	13,596	12.4
Consumer loans
Single-family residential	34,190	20.0	45,186	27.1	(10,996)	(24.3)
Construction - custom	3,522	2.1	3,555	2.1	(33)	(0.9)
Land - consumer lot loans	3,711	2.2	2,729	1.6	982	36.0
HELOC	2,213	1.3	2,571	1.5	(358)	(13.9)
Consumer	3,629	2.1	2,991	1.8	638	21.3
Total consumer loans	47,265	27.7	57,032	34.2	(9,767)	(17.1)
Total allowance for loan losses	170,784	100.0%	166,955	100.0%	3,829	2.3
Reserve for unfunded commitments	27,500		25,000		2,500	2.2
Total allowance for credit losses	$198,284		$191,955		$6,329	3.3%

No allowance was recorded as of June 30, 2021 or as of September 30, 2020 for the $521,532,000 and $695,752,000 of SBA Payroll Protection Program loans in the portfolio on each date, respectively, which are included in the commercial & industrial loan category, due to the government guarantee. Management believes the allowance for credit losses of $198,284,000, or 1.26% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E and Note I for further details of the allowance for loan losses and reserve for unfunded commitments as of and for the period ended June 30, 2021 and September 30, 2020.

Real estate owned ("REO") - REO increased during the nine months ended June 30, 2021 by $2,966,000 to $7,932,000. The increase was due to former branch properties being transferred into REO.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Intangible assets - Intangible assets decreased to $308,798,000 as of June 30, 2021 from $309,906,000 as of September 30, 2020. The decrease was due to normal amortization of finite-lived intangible assets.

Customer accounts - Customer accounts increased $1,458,734,000, or 10.6%, to $15,238,358,000 at June 30, 2021 compared with $13,779,624,000 at September 30, 2020. Transaction accounts increased by $1,894,035,000 or 19.3% during that period, while time deposits decreased $435,301,000 or 11.0%. The shift in deposit mix has been a result of a deliberate deposit pricing and customer growth strategy. The focus on transaction accounts is intended to lessen sensitivity to rising interest rates and manage interest expense.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	June 30, 2021			September 30, 2020
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$2,819,361	18.5%	—%	$2,164,071	15.7%	—%
Interest checking	3,434,023	22.6	0.20	3,029,576	22.0	0.24
Savings	1,007,708	6.6	0.11	872,087	6.3	0.11
Money market	4,439,375	29.1	0.20	3,740,698	27.1	0.30
Time deposits	3,537,891	23.2	0.54	3,973,192	28.8	1.17
Total	$15,238,358	100%	0.24%	$13,779,624	100%	0.48%

FHLB advances and other borrowings - Total borrowings totaled $1,950,000,000 as of June 30, 2021, a decrease from $2,700,000,000 as of September 30, 2020. Strong growth in deposits has resulted in excess liquidity and consequently the Company has reduced FHLB borrowings. Since September 30, 2020, $400,000,000 of cash flow hedges with an average effective rate of 2.15% were terminated and the associated FHLB borrowings were repaid at their 90-day call date. Additionally, a $200,000,000 partial termination of a cash flow hedge with an average effective rate of 0.79% was executed with the associated FHLB borrowing being repaid and a $14,110,000 gain recorded on the swap. Lastly, a $150,000,000 FHLB borrowing (unhedged) with a rate of 2.91% was repaid prior to maturity. The weighted average rate for FHLB borrowings was 1.74% as of June 30, 2021 and 1.79% at September 30, 2020.

Shareholders' equity - The Company’s shareholders' equity at June 30, 2021 was $2,227,240,000, or 11.33% of total assets. This is an increase of $213,107,000 from September 30, 2020 when net worth was $2,014,133,000, or 10.72% of total assets. The Company’s shareholders' equity was impacted in the nine months ended June 30, 2021 as a result of the February 8, 2021 issuance of Series A Preferred Stock with net proceeds, after underwriting discounts and expenses, of $293,325,000. Additionally, net income of $131,244,000, the payment of $50,431,000 in common stock dividends, payment of $2,722,000 in preferred stock dividends, treasury stock purchases of $208,075,000, as well as the change in other comprehensive income of $48,167,000 impacted shareholders' equity.

RESULTS OF OPERATIONS

Net Income - The Company recorded net income of $47,422,000 for the three months ended June 30, 2021 compared to $34,852,000 for the prior year quarter. The Company recorded net income of $131,244,000 for the nine months ended June 30, 2021 compared to $139,095,000 for the same period one year ago. The changes are due to the factors described below.

Net Interest Income - For the three months ended June 30, 2021, net interest income was $128,605,000, which is $11,227,000 higher than the same quarter of the prior year. Net interest margin was 2.82% for the quarter ended June 30, 2021 compared to 2.82% for the quarter ended June 30, 2020. The increase in net interest income is mostly due to average interest-earning assets increasing by $1,569,315,000 or 9.43% from the prior year while average interest-bearing liabilities increased $428,301,000 or 3.14%. The average rate earned on interest-earning assets declined by 36 basis points to 3.25% while the average rate paid on interest-bearing liabilities declined by 41 basis points to 0.54%. The balance of cash was higher at $2,251,958,000 as of June 30, 2021 and the loan portfolio at June 30, 2021 contained $521,532,000 (inclusive of $12,094,000 of unamortized net fees) in PPP loans, which carry a 1% note rate. During the three months ended and nine months ended June 30, 2021, net

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
interest income included $6,122,000 and $17,321,000, respectively, of net fee amortization on PPP loans. For the nine months ended June 30, 2021, net interest income was $373,153,000, which is $18,477,000 higher than the same period of the prior year. Net interest margin was 2.77% for the nine months ended June 30, 2021 compared to 3.02% for the quarter ended June 30, 2020. The changes period over period are primarily due to the aforementioned factors as well as the prior year not being impacted by the rapid drop in short-term rates by the Federal Reserve Bank until March 2020.

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
Rate / Volume Analysis:

	Comparison of Three Months Ended 6/30/21 and 6/30/20			Comparison of Nine Months Ended 6/30/21 and 6/30/20
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans receivable	$8,808	$(7,462)	$1,346	$28,761	$(41,683)	$(12,922)
Mortgage-backed securities	(3,733)	(1,622)	(5,355)	(12,730)	(8,652)	(21,382)
Investments (1)	3,258	(1,510)	1,748	17,945	(15,768)	2,177
All interest-earning assets	8,333	(10,594)	(2,261)	33,976	(66,103)	(32,127)
Interest expense:
Customer accounts	2,453	(14,940)	(12,487)	9,779	(57,546)	(47,767)
FHLB advances and other borrowings	(4,158)	3,157	(1,001)	(1,859)	(978)	(2,837)
All interest-bearing liabilities	(1,705)	(11,783)	(13,488)	7,920	(58,524)	(50,604)
Change in net interest income	$10,038	$1,189	$11,227	$26,056	$(7,579)	$18,477
___________________
(1)Includes interest on cash equivalents and dividends on FHLB & FRB stock.
Provision (Release) for Credit Losses - The Company recorded a $2,000,000 release of allowance for credit losses for the three months ended June 30, 2021, compared with a provision for credit losses of $10,800,000 for the three months ended June 30, 2020. The release of allowance in the three months ended June 30, 2021 was primarily due to improvements in macroeconomic variables used in the forecast component of the reserve partially offset by provisioning for new loan originations. The relatively large credit loss provision for the three months ended June 30, 2020 was primarily due to the onset of the global pandemic. The Company recorded a provision for credit losses of $1,000,000 for the nine months ended June 30, 2021, compared with a provision for credit losses of $15,250,000 for the nine months ended June 30, 2020. Recoveries, net of charge-offs, totaled $1,131,000 for the three months ended June 30, 2021, compared to net charge-offs of $1,702,000 during the three months ended June 30, 2020. Recoveries, net of charge-offs, totaled $5,329,000 for the nine months ended June 30, 2021, compared to net recoveries of $2,665,000 during the nine months ended June 30, 2020.

Other Income - The three months ended June 30, 2021 results include total other income of $13,211,000 compared to $13,274,000 for the same period one year ago, a $63,000 decrease. The nine months ended June 30, 2021 results include total other income of $41,558,000 compared to $75,889,000 for the same period one year ago, a $34,331,000 decrease. The decrease was primarily due to a net gain of $30,700,000 from the sale of fixed assets, including a branch property in Bellevue, Washington during the first quarter of fiscal 2020.

Other Expense - Total other expense was $83,640,000 for the three months ended June 30, 2021, an increase of $8,317,000 from $75,323,000 for the prior year quarter. Compensation and benefits costs increased by $7,783,000, or 21.6%, over the prior year quarter due to a 0.5% rise in headcount, annual merit increases, higher bonus compensation accruals as well as lower compensation deferrals related to loan origination costs. Total other expense was $246,796,000 for the nine months ended June 30, 2021, an increase of $9,405,000 from $237,391,000 for the same period one year ago. Compensation and benefits costs increased by $18,890,000 over the prior year period while information technology costs decreased by $7,838,000, primarily due to the prior year including a $5,900,000 impairment charge on systems hardware and software, and other expenses including professional fees decreased by $5,497,000. Total other expense for the nine months ended June 30, 2021 and June 30, 2020 equaled 1.71% and 1.87%, respectively, of average assets.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Gain (Loss) on Real Estate Owned - Results for the three months ended June 30, 2021 include a net loss on real estate owned of $151,000, compared to a net loss of $219,000 for the prior year quarter. Results for the nine months ended June 30, 2021 include a net loss on real estate owned of $566,000, compared to a net loss of $1,074,000 for the prior year same period.

Income Tax Expense - Income tax expense totaled $12,603,000 for the three months ended June 30, 2021, compared to $9,458,000 for the prior year quarter. Income tax expense totaled $35,105,000 for the nine months ended June 30, 2021, compared to $37,755,000 for the prior year same period. The effective tax rate was 21.10% and 21.35% for the nine months ended June 30, 2021 and June 30, 2020, respectively. The Company’s effective tax rate varies from the statutory rate mainly due to state taxes, tax-exempt income and tax-credit investments.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2021 to April 30, 2021	680,431	$32.52	680,431	11,089,256
May 1, 2021 to May 31, 2021	948,028	33.07	948,028	10,141,228
June 1, 2021 to June 30, 2021	1,990,420	32.56	1,990,420	8,150,808
Total	3,618,879	$32.69	3,618,879	8,150,808
 ___________________
(1)The Company's stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 76,956,264 shares were authorized for repurchase. This includes the 10,000,000 additional shares authorized by the Board of Directors on January 26, 2021.

Item 3.                Defaults Upon Senior Securities
Not applicable

Item 4.                Mine Safety Disclosures
Not applicable

Item 5.                Other Information
Not applicable

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Item 6.                Exhibits

(a)	Exhibits

	31.1 *	Section 302 Certification by the Chief Executive Officer
	31.2 *	Section 302 Certification by the Chief Financial Officer
	32 *	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer
	101 *	Financial Statements from the Company’s Form 10-Q for the three and nine months ended June 30, 2021 formatted in iXBRL
	104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2021	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL President & Chief Executive Officer

August 2, 2021	/S/ VINCENT L. BEATTY
VINCENT L. BEATTY Executive Vice President and Chief Financial Officer

August 2, 2021	/S/ CORY D. STEWART
CORY D. STEWART Senior Vice President and Principal Accounting Officer