Form 10-K
period 2021-09-30
WASHINGTON FEDERAL INC
filed 2021-11-19
CIK 936528

United States
Securities and Exchange Commission
Washington, D.C. 20549
____________________________________________________________
 FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No  ☒
The aggregate market value of the registrant's common stock ("Common Stock") held on March 31, 2021, the last business day of the registrant's second fiscal quarter by non-affiliates was $2,221,533,037 based on the NASDAQ Stock Market closing price of $30.80 per share on that date. This is based on 72,127,696 shares of Common Stock that were issued and outstanding on this date, which excludes 956,895 shares held by all affiliates.

At November 18, 2021, there were 65,223,713 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:
(1) Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on January 25, 2022 are incorporated into Part III, Items 10-14 of this Form 10-K.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
FORM 10-K ANNUAL REPORT
SEPTEMBER 30, 2021

PART I

PART II

PART III

PART IV

PART I
Washington Federal, Inc. ("we" or the "Company") makes statements in this Annual Report on Form 10-K that constitute forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates,” “intends,” “forecasts,” “projects” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to help identify such forward-looking statements. These statements are not historical facts, but instead represent current expectations, plans or forecasts of the Company and are based on the beliefs and assumptions of the management of the Company and the information available to management at the time that these disclosures were prepared. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company's control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Company's forward-looking statements.
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this report, including under Item 1A. “Risk Factors,” and in any of the Company's other subsequent Securities and Exchange Commission filings, which could cause the Company's future results to differ materially from the plans, objectives, goals, estimates, intentions and expectations expressed in forward-looking statements:
•a deterioration in economic conditions, including declines in home sale volumes and financial stress on borrowers (consumers and businesses) as a result of the uncertain economic environment;
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
•the success of the Company’s ability to manage the risks and costs associated with the remediation efforts to the Bank's Bank Secrecy Act ("BSA") program, and the impact of enforcement actions or legal proceedings with respect to the Bank’s BSA program;
•the Company’s ability to manage the risks and costs involved in the remediation efforts to the Bank's Home Mortgage Disclosure Act (“HMDA”) compliance and reporting, and the impact of enforcement actions or legal proceedings with respect to the Bank’s HMDA program;
•the success of the Company at managing the risks involved in the foregoing and managing its business; and
•the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond the Company's control.

For the reasons described above, we caution you against relying on any forward-looking statements. You should not consider any list of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, all forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, changes to future operating results over time, or the impact of circumstances arising after the date the forward-looking statement was made.

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
On November 9, 1982 the Company listed and began trading on the NASDAQ. Profitable operations have been recorded every year since going public. As of September 30, 2021, the stock traded at 92 times its original 1982 offering price, has paid 154 consecutive quarterly cash dividends and has returned 13,991% total shareholder return to those who invested 39 years ago.
The Company's fiscal year end is September 30th. All references to 2021, 2020 and 2019 represent balances as of September 30, 2021, September 30, 2020 and September 30, 2019, respectively, or activity for the fiscal years then ended.
The business of the Bank consists primarily of accepting deposits from the general public and investing these funds in loans of various types, including first lien mortgages on single-family dwellings, construction loans, land acquisition and development loans, loans on multi-family, commercial real estate and other income producing properties, home equity loans and business loans. It also invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations. As of September 30, 2021, Washington Federal Bank has 219 branches located in Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. Through the Bank's subsidiaries, the Company is also engaged in insurance brokerage activities.

The principal sources of funds for the Company's activities are retained earnings, loan repayments, net deposit inflows, borrowings and repayments and sales of investments. Washington Federal's principal sources of revenue are interest on loans and interest and dividends on investments. Its principal expenses are interest paid on deposits, credit costs, general and administrative expenses, interest on borrowings and income taxes.

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

Lending Activities
General. The Company's net loan portfolio totaled $13,833,570,000 at September 30, 2021 and represents 70.4% of total assets. Lending activities include the origination of loans secured by real estate, including long-term fixed-rate and adjustable-rate mortgage loans, adjustable-rate construction loans, adjustable-rate land development loans, fixed-rate and adjustable-rate multi-family loans, fixed-rate and adjustable-rate commercial real estate loans and fixed-rate and adjustable-rate business loans.

The following table is a summary of loans receivable by loan portfolio segment and class.

	September 30, 2021		September 30, 2020		September 30, 2019		September 30, 2018		September 30, 2017
	($ in thousands)
Gross loans by category
Commercial loans
Multi-family	$2,291,477	14.1%	$1,538,762	10.6%	$1,422,674	10.7%	$1,385,125	10.8%	$1,303,148	10.7%
Commercial real estate	2,443,845	15.0	1,895,086	13.1	1,631,170	12.3	1,452,168	11.3	1,434,610	11.8
Commercial & industrial	2,314,654	14.2	2,132,160	14.7	1,268,695	9.5	1,140,874	8.9	1,093,360	9.0
Construction	2,888,214	17.7	2,403,276	16.6	2,038,052	15.3	1,890,668	14.7	1,597,996	13.1
Land - acquisition & development	222,457	1.4	193,745	1.3	204,107	1.5	155,204	1.2	124,308	1.0
Total commercial loans	10,160,647	62.4	8,163,029	56.4	6,564,698	49.3	6,024,039	46.9	5,553,422	45.5
Consumer loans
Single-family residential	4,951,627	30.4	5,304,689	36.7	5,835,194	43.8	5,798,966	45.1	5,711,004	46.8
Construction - custom	783,221	4.8	674,879	4.7	540,741	4.1	624,479	4.9	602,631	4.9
Land - consumer lot loans	149,956	0.9	102,263	0.7	99,694	0.7	102,036	0.8	104,405	0.9
HELOC	165,989	1.0	139,703	1.0	142,178	1.1	130,852	1.0	144,850	1.2
Consumer	87,892	0.5	83,159	0.6	129,883	1.0	173,306	1.3	85,075	0.7
Total consumer loans	6,138,685	37.6	6,304,693	43.6	6,747,690	50.7	6,829,639	53.1	6,647,965	54.5
Total gross loans	16,299,332	100%	14,467,722	100%	13,312,388	100%	12,853,678	100%	12,201,387	100%
Less:
Allowance for credit losses	171,300		166,955		131,534		129,257		123,073
Loans in process (1)	2,232,836		1,456,072		1,201,341		1,195,506		1,149,934
Net deferred fees, costs and discounts	61,626		52,378		48,938		51,834		45,758
Total loan contra accounts	2,465,762		1,675,405		1,381,813		1,376,597		1,318,765
Net loans	$13,833,570		$12,792,317		$11,930,575		$11,477,081		$10,882,622
__________________
(1) The reserve for unfunded commitments was $27,500,000, $25,000,000, $6,900,000, $7,250,000 and $7,750,000 as of September 30, 2021, 2020, 2019, 2018 and 2017 respectively.

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
Loans secured by multi-family residential real estate generally involve different credit risk than single-family residential loans and carry larger loan balances. This different credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic and societal conditions on income-producing properties, the primary source of cash flow for repayment being spread across multiple tenants, the effects of government orders such as eviction forbearance and the increased difficulty of evaluating and monitoring these types of loans. Repayment of loans secured by multi-family mortgages typically depends upon the successful operation of the related real estate property. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. The Bank seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt service ratio.
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

Commercial loans are made based upon assessment of the borrower's ability and willingness to repay along with an evaluation of secondary repayment sources such as the value and marketability of collateral. Most such loans are extended to closely held businesses and the personal guaranty of the principals is usually obtained. Commercial loans have a relatively high risk of default compared to residential real estate loans. Pricing of commercial loans is based on the credit risk of the borrower with consideration given to the overall relationship of the borrower, including deposits and contributed equity/loan-to-value ratio. The acquisition of business deposits is an important focus of this business line. The Bank provides a full line of treasury management products to support the depository needs of its clients.

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
Permanent land loans. The Bank's permanent land loans (also called consumer lot loans) are generally made on improved land, with the intent of building a primary or secondary residence. These loans are limited to 70% or less of the appraised value of the property, up to a maximum loan amount of $700,000. The interest rate on permanent land loans is generally fixed for 20 years.
Single-family residential loans. The Bank originates 30 year fixed-rate mortgage loans secured by single-family residences. Moreover, it is the Bank's general policy to include in the documentation evidencing its conventional mortgage loans a due-on-sale clause, which facilitates adjustment of interest rates on such loans when the property securing the loan is sold or transferred.
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
When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, the Bank considers the additional risk inherent in these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total balance for loans with loan-to-value ratios exceeding 80% at origination as of September 30, 2021, was $206,411,000, with allocated reserves of $4,422,000.
Consumer loans. The Bank's non-mortgage consumer loan portfolio consists of prime quality student loans acquired from an independent financial investment firm that retains 1% of each loan, plus various other non-mortgage consumer loans including personal lines of credit and credit cards.

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

The table below shows the Company's total loan origination, purchase and repayment activities.

Twelve Months Ended September 30,	2021	2020	2019	2018	2017
	(In thousands)
Commercial loan originations (1)
Multi-family	$821,426	$403,118	$210,589	$272,046	$299,359
Commercial Real Estate	673,117	466,322	343,172	274,242	443,687
Commercial & Industrial	2,509,512	2,168,908	1,020,296	869,337	931,840
Construction	2,178,260	1,457,602	1,271,167	1,068,443	1,081,464
Land – Acquisition & Development	124,871	88,379	123,758	85,208	79,876
Total commercial loans	6,307,186	4,584,329	2,968,982	2,569,276	2,836,226
Consumer loan originations (1)
Single-family residential	938,822	910,571	547,057	621,431	757,116
Construction – custom	621,928	576,342	457,328	523,951	530,435
Land – Consumer Lot Loans	94,388	51,678	37,125	33,820	39,151
HELOC	130,988	93,285	101,399	82,508	72,913
Consumer	91,421	4,395	8,580	3,008	3,137
Total consumer loans	1,877,547	1,636,271	1,151,489	1,264,718	1,402,752
Total loans originated	8,184,733	6,220,600	4,120,471	3,833,994	4,238,978
Loans purchased	488,147	15,456	—	143,605	72,856
Loan principal repayments	(6,797,043)	(5,096,622)	(3,638,622)	(3,335,896)	(3,099,851)
Net change in loans in process, discounts, etc. (2)	(834,584)	(277,692)	(28,355)	(47,244)	(240,281)
Net loan activity increase (decrease)	$1,041,253	$861,742	$453,494	$594,459	$971,702

Beginning balance	$12,792,317	$11,930,575	$11,477,081	$10,882,622	$9,910,920
Ending balance	$13,833,570	$12,792,317	$11,930,575	$11,477,081	$10,882,622
 ___________________
(1)Includes undisbursed loan in process.
(2)Includes non-cash transactions.

Interest Rates, Loan Fees and Service Charges. Interest rates charged by the Bank on mortgage loans are primarily determined by the competitive loan rates offered in its lending areas and in the secondary market. Mortgage loan rates reflect factors such as general interest rates, the supply of money available to the industry and the demand for such loans. General economic conditions, the regulatory programs and policies of federal and state agencies, including the Federal Reserve Bank’s monetary policies, changes in tax laws and governmental budgetary programs influence these factors.
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

Sources of Funds

General. Deposits are the primary source of the Bank’s funds for use in lending and other general business purposes. In addition to deposits, the Bank derives funds from loan repayments, advances from the FHLB, other borrowings, and from investment repayments and sales. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced by general interest rates, money market conditions, the availability of FDIC insurance and the market perception of the Company’s financial stability. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds, such as deposit inflows at lower than projected levels. Borrowings may also be used on a longer-term basis to support expanded activities and to manage interest rate risk. Borrowing capacity and availability is influenced by interest rates, market conditions, availability of collateral and the market's perception of the Bank's financial stability.

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
The Bank may need to borrow funds for short periods of time to meet day-to-day financing needs. In these instances, funds are borrowed from other financial institutions or the Federal Reserve, for periods generally ranging from one to seven days at the then current borrowing rate. At September 30, 2021, the Bank had no such short-term borrowings.
For further information on these activities, see Note L to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Subsidiaries
The Company is a bank holding company that conducts its primary business through its only directly-owned subsidiary, the Bank. The Bank has a national bank charter with the OCC. The Bank has four active wholly-owned subsidiaries, discussed further below.
WAFD Insurance Group, Inc. is incorporated under the laws of the state of Washington and is an insurance agency that offers a full line of individual and business insurance policies to customers of the Bank, as well as to the general public. As of September 30, 2021 and September 30, 2020, WAFD Insurance Group, Inc. had total assets of $19,936,000 and $19,607,000, respectively.
Statewide Mortgage Services Company is incorporated under the laws of the state of Washington and it holds and markets real estate owned. As of September 30, 2021 and September 30, 2020, Statewide Mortgage Services Company had total assets of $785,000 and $785,000, respectively.

Washington Services, Inc. is incorporated under the laws of the state of Washington. It acts as a trustee under deeds of trust as to which the Bank is beneficiary. As of September 30, 2021 and September 30, 2020, Washington Services, Inc. had total assets of $13,000 and $13,000, respectively.

Pike Street Labs, LLC was formed in 2019 and is organized under the laws of the state of Washington. It provides data and technology services to the Bank. As of September 30, 2021 and September 30, 2020, Pike Street Labs had total assets of $802,000 and $681,000, respectively.
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
Demographics. As of September 30, 2021, we employed 2,082 full and part time employees across our eight-state footprint. None of these employees are represented by a collective bargaining agreement. During fiscal year 2021 we hired 552 employees. Our voluntary turnover rate was 22.37% in fiscal year 2021.

Diversity, Equity and Inclusion. We strive toward having a powerful and diverse team of employees, knowing we are better together with our combined wisdom and intellect. With a commitment to equity, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences between people. To accomplish this, we have established a Diversity & Inclusion Advisory Council made up of a diverse group of employee representatives throughout our footprint. We show our commitment to equal employment opportunity through, among other things, a robust affirmative action plan which includes annual compensation analyses and ongoing reviews of our selection and hiring practices alongside a continued focus on building and maintaining a diverse workforce.

As of September 30, 2021, the population of our workforce was as follows:

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

Workplace Safety & Wellness. We prioritize the importance of our employees’ health and the health of their families. We offer healthcare plans where the Company pays a significant portion of the monthly premiums for employees and their children. Our benefits program also includes a Health Savings Account (HSA) option in addition to Flexible Spending Accounts (FSA). We believe maintaining a competitive benefits program is a sound investment in attracting newcomers and retaining loyal, dedicated and enthusiastic colleagues. Benefits we offer to employees include:

•Health insurance including dental & vision.
•Flexible spending plans for healthcare and childcare expenses.
•Employer-paid life insurance & accidental death and dismemberment coverage.
•Long-term disability insurance.
•Employee assistance program to provide access to counseling and support well-being.

The COVID-19 pandemic led us to evaluate how we operate in an effort to ensure our employees are able to continue working safely. The Company implemented technology upgrades that included providing most of our employees with laptops and virtual interaction platforms that allowed many of them to work remotely. We also created a Response Team in March 2020 that meets regularly to support Company responses to executive orders and, new federal, state and local laws, and changing CDC and OSHA guidelines. The Response Team also monitors COVID case counts throughout our eight state footprint, reports on operational disruptions due to quarantines and positive COVID tests, and gauges employee morale.

Corporate Social and Environmental Responsibility
We recognize the social and environmental responsibility that arises from the impact of our activities on peoples’ lives and our community. The Company's Corporate and Social Environmental Policy integrates social, environmental and ethical concerns into our daily business activities and our approach to stakeholder relationships. Through this policy, we strive to carry out our banking activities in a responsible manner, placing the financial needs of our clients and economic health of our communities at the core of our focus. Below is a summary of our community activities in 2021.

Additional information will be provided in the Company’s forthcoming Community and Social Responsibility Report which will be made available on the Company’s website. Nothing on our website, including the aforementioned report, shall be deemed incorporated by reference into this Annual Report.
The Company

General. The Company is registered as a bank holding company and is subject to regulation, examination, supervision and reporting requirements of the Federal Reserve.
Regulation. The Company operates in a highly regulated industry. The regulatory structure governing the Company’s operations is designed primarily for the protection of the deposit insurance funds and consumers, and not to benefit our shareholders. As part of this regulatory structure, the Company is subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Under this structure, regulators have broad discretion to impose restrictions and limitations on the Company’s operations if they determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

Failure to comply with applicable laws and regulations can result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements and cease and desist orders. In order to comply with regulatory requirements, the Bank has and will continue to incur additional significant costs in order to bring programs and operations into compliance.

For further information on regulatory matters, see Note A to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” as well as the "Risk Factors" section of this report and the "USA Patriot Act of 2001" discussion below.

Sections below include a description of certain laws and regulations that relate to the regulation of the Company and the Bank. The description of these laws and regulations, and descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and are qualified in their entirety by reference to applicable laws and regulations.

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

In addition, the Company’s ability to pay dividends is subject to rules and policies of the Federal Reserve. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends only out of income available over the past year and only if prospective earnings retention is consistent with the company’s expected future needs and financial condition. Capital rules adopted by the Federal Reserve, effective January 2015, may limit the Company’s ability to pay dividends if the Company fails to meet certain requirements under the rules. In addition, if we do not or are unable to pay quarterly dividends on our Series A Preferred Stock, we may not pay a dividend to the holders of our common stock.

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

As a national bank, the Bank is required to be a member of the Federal Reserve. As a member, it is required to purchase and maintain stock in the Federal Reserve Bank of San Francisco (“FRBSF”) in an amount equal to 3.00% of the paid-up capital stock and surplus of the Bank and have available another 3.00% in reserves. At September 30, 2021, the Bank had $23,990,000 in FRBSF stock, which was in compliance with this requirement.

Federal Institution Regulations. The Company is a bank holding company registered with the Federal Reserve. The OCC has extensive authority over the operations of national banks. As part of this authority, national banks are required to file periodic reports with the OCC and are subject to periodic examinations by the OCC. Federal laws and regulations prescribe the investment and lending authority of the Bank, and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations. While the Bank has broad authority to engage in all types of lending activities, a variety of restrictions apply to certain other investments by the Bank.

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

Brokered Deposits. The Federal Deposit Insurance Act prohibits an insured depository institution from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is well-capitalized or is adequately capitalized and receives a waiver from the FDIC. A depository institution that is adequately capitalized and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of 75 basis points over certain prevailing market rates.

On December 15, 2020, the FDIC issued a final rule intended to modernize its brokered deposit regulations in light of modern deposit-taking methods. The final rule establishes a new framework for certain provisions of the “deposit broker” definition and amends the FDIC’s interest rate methodology for calculating the national rate, the national rate cap, and the local market rate cap. The final rule became effective on April 1, 2021 with an extended compliance date of January 1, 2022.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Des Moines, which is one of 11 regional FHLBs that provide funding to their members for making home mortgage loans, as well as loans for affordable housing and community development. Each FHLB serves members within its assigned region and is funded primarily through proceeds derived from the sale of consolidated obligations of the FHLB system. Loans are made to members in accordance with the policies and procedures established by the Board of Directors of the FHLB. At September 30, 2021, FHLB advances to the Company amounted to $1,720,000,000. As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 2021, the Company held $78,873,000 in FHLB of Des Moines stock, which was in compliance with this requirement.

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

On September 30, 2021, the Bank announced that it had entered into an agreement with the OCC to pay a $2,500,000 civil money penalty associated with the deficiencies identified in the Stipulation and Consent Order which remains in place.

Copies of the Stipulation and the Consent Order were filed with the SEC on March 1, 2018 as exhibits to the Company’s Current Report on Form 8-K. A copy of the consent order for the civil money penalty was filed with the SEC on October 1, 2021 as an exhibit to the Company’s Current Report on Form 8-K. See Item 1A. Risk Factors for additional details.

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

For information regarding compliance with each of these capital requirements by the Company and the Bank as of September 30, 2021, see Note Q to the Consolidated Financial Statements included in Item 8 hereof.

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

An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits, generally. Any institution that is neither well capitalized nor adequately capitalized is considered undercapitalized. Federal law authorizes the OCC to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. The OCC may not reclassify a significantly undercapitalized institution as critically undercapitalized. As of September 30, 2021, the Bank exceeded the requirements of a well capitalized institution.

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
Cybersecurity. The federal banking agencies have established certain expectations with respect to an institution's information security and cybersecurity programs, with an increasing focus on risk management, processes related to information technology and operational resiliency, and the use of third-parties in the provision of financial services. In October 2016, the federal banking agencies jointly issued an advance notice of proposed rulemaking on enhanced cybersecurity risk management and resilience standards that would address five categories of cyber standards which include (i) cyber risk governance, (ii) cyber risk management, (iii) internal dependency management, (iv) external dependency management, and (v) incident response, cyber resilience, and situational awareness. As proposed, these enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more; however, it is possible that if these enhanced standards are implemented, even if the $50 billion threshold is increased, the OCC will consider them in connection with the examination and supervision of banks below the $50 billion threshold. The federal banking agencies have not yet taken further action on these proposed standards.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue, and are continually monitoring developments in the states in which the Company operates.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

In December 2020, the U.S. federal bank regulatory agencies released a proposed rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the proposal, a bank holding company, such as the Company, and an OCC-supervised insured depository institution, such as the Bank, would be required to notify the Federal Reserve or OCC, respectively, within 36 hours of incidents that could result in the banking organization’s inability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The effects on the Company and the Bank will depend on the final form of the rule and how it is implemented.

Taxation

In addition to federal income tax, the Company is also subject to income, franchise, excise or gross receipts tax in states (and some cities) where the Company has branches or is deemed to have sufficient nexus for tax purposes. The Company generally files consolidated federal and state income tax returns with its subsidiaries.

The Company's federal income tax returns are open and subject to potential examination by the IRS for fiscal year 2018 and later.

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
We are exposed to risks related to our operational, technological, and third-party provided technology infrastructure.

We rely extensively on the successful and uninterrupted functioning of information technology and telecommunications systems to conduct our business. This includes internally developed systems, internally managed systems, outsourced systems provided by third-party service providers, internet facing digital products and services, mobile technologies and the on-going operational maintenance of each service. Any disruptions, failures, or inaccuracies of these systems, including changes and improvements, could result in our inability to service customers, manage operations, manage risk, meet regulatory obligations, or provide timely and accurate financial reporting which could damage our reputation, result in loss of customer business, subject us to regulatory scrutiny, or expose us to civil litigation and possible financial liability.

In many instances, the Company’s products and services to customers are dependent upon third-party service providers, who provide necessary, or critical, services and support. Any disruption of such services, or an unplanned termination of a third-party license or service agreement related thereto, could adversely affect our ability to provide necessary products and services for our customers.

In recent years, we have made a significant ongoing investment to enhance our technological capabilities with the objectives of enhancing customer experience, growing revenue, and improving operating efficiency. There is a risk that these investments may not provide the anticipated benefits and/or will prove significantly more costly and time consuming to produce. If this occurs, we may see a loss of customers, and our financial results and ability to execute on our strategic plan may be adversely impacted.

We are exposed to risks related to fraud and cyber-attacks.

The Company is continuously enhancing and expanding our digital products and services to meet customer and business needs with desired outcomes. These digital products and services often include storing, transmitting, and processing confidential customer, employee, monetary, and business information. Due to the nature of this information, and the value it has for internal and external threat actors, we, and our third-party service providers, continue to be subject to cyber-attacks and fraud activity that attempts to gain unauthorized access, misuse information and information systems, steal information, disrupt or degrade information systems, spread malicious software, and other illegal activities.

The Company has recently changed our consumer online and mobile banking platforms to provide more flexibility and customizable feature sets to improve customer experience. This change provides the Company more opportunity to differentiate ourselves in the market, but also increases our direct responsibility for managing cybersecurity risk associated with digital banking, when historically, the responsibility for providing adequate safeguards and security controls was managed by third party vendors.

We believe we have robust preventive, detective, and administrative safeguards and security controls to minimize the probability and magnitude of a material event. However, because the tactics and techniques used by threat actors to bypass safeguards and security controls change frequently, and often are not recognized until after an event has occurred, we may be unable to anticipate future tactics and techniques, or to implement adequate and timely protective measures.

Cybersecurity, and the continued development and enhancement of controls, processes, and practices designed to protect customer information, systems, computers, software, data, and networks from attack, damage, or unauthorized access remain a priority for the Company. As cybersecurity threats continue to evolve, we may be required to expend additional resources to continue to enhance, modify, and refine our protective measures against these evolving threats.

To date, we have no knowledge of a successful cyber-attack or other material information security breach affecting our systems. However, our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the continuation of a remote work environment for our employees and service providers and our plans to continue to implement and expand digital banking services, expand operations, and use third-party information systems that includes cloud-based infrastructure, platforms, and software. Recent instances of attacks specifically targeting financial services businesses indicate that the risk to our systems remains significant. If we or a critical third party vendor were to experience a cyber-attack or information security breach, we could suffer damage to our reputation, productivity losses, response costs associated with investigation and resumption of services, and incur substantial additional expenses, including remediation expenses costs associated with customer notification and credit monitoring services, increased insurance premiums, regulatory penalties and fines, and costs associated civil litigation, any of which could have a materially adverse effect on our business, financial condition, and results of operations.

In addition, the Company’s customers and vendors rely on technology and systems unmanaged by the Company, such as networking devices, server infrastructure, personal computers, smartphones, tablets, and other mobile devices, to contact and conduct business with the Company. If the devices of the Company’s customers or vendors become the target of a cyber-attack, or information security breach, it could result in unauthorized access to, misuse of, or loss of confidential customer, employee, monetary, or business information. Threat actors using improperly obtained personal or financial information of consumers can attempt to obtain loans, lines of credit, or other financial products from the Company, or attempt to fraudulently persuade the Company’s employees, customers, or other users of the Company’s systems to disclose confidential information in order to gain improper access to the Company’s information and information systems.

We also face additional costs when our customers become the victims of cyber-attacks. For example, various retailers have reported that they have been the victims of a cyber-attack in which large amounts of their customers’ data, including debit and credit card information, is obtained. Our customers may be the victims of phishing scams, providing cyber criminals access to their accounts, or credit or debit card information. In these situations, we incur costs to replace compromised cards and address fraudulent transaction activity affecting our customers.

Both internal and external fraud and theft are risks. If confidential customer, employee, monetary, or business information were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage, and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or if such information were to be intercepted or otherwise inappropriately taken by third parties, or if our own employees abused their access to financial systems to commit fraud against our customers and the Company. These activities can occur in connection with the origination of loans and lines of credit, ACH transactions, wire transactions, ATM transactions, and checking transactions, and result in financial losses as well as reputational damage.

Operational errors can include information system misconfiguration, clerical or record-keeping errors, or disruptions from faulty or disabled computer or telecommunications systems. Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Because of the Company’s large transaction volume and its necessary dependence upon automated systems to record and process these transactions, there is a risk that technical flaws, tampering, or manipulation of those automated systems, arising from events wholly or partially beyond its control, may give rise to disruption of service to customers and to financial loss or liability. We are exposed to the risk that our business continuity and data security systems prove to be inadequate.

The occurrence of any of these risks could result in a diminished ability for us to operate our business, additional costs to correct defects, potential liability to clients, reputational damage. and regulatory intervention, any of which could adversely affect our business, financial condition and results of operations.

The ongoing COVID-19 pandemic is increasing cyber-security risks.

The ongoing COVID-19 pandemic has introduced additional risk to our information systems and security procedures, controls and policies as a result of employees, contractors and other corporate partners working remotely. As a result of the increased remote workforce, we must increasingly rely on information technology systems that are outside our direct control, and these systems are also vulnerable to cyber-based attacks and security breaches. In addition, since the beginning of pandemic, there has been an increase in attacks by cyber criminals on businesses and individuals, utilizing interest in pandemic-related information and the fear and uncertainty caused by the pandemic to increase phishing, malware, and other cybersecurity attacks designed to trick victims into transferring sensitive data or funds, steal credentials or deploy malware that compromises information systems. If one of our employees were to fall victim to one of these attacks, or our information technology systems are compromised, our operations could be disrupted, or we may suffer financial loss, reputational loss, loss of customer business or other critical assets, or become exposed to regulatory fines and intervention or civil litigation.

Current uncertain economic conditions pose challenges, and could adversely affect our business, financial condition and results of operations.

We are operating in an uncertain economic environment. The pandemic caused a global economic slowdown, and while we have seen some economic recovery, raw material shortages, supply chain issues and labor shortages risk slowing or reversing the continued recovery. Continued economic uncertainty and a recessionary or stagnant economy could result in financial stress on the Bank's borrowers, which could adversely affect our business, financial condition and results of operations. We decreased the expense for credit losses over fiscal year 2021 as the economy began to recover, however, deteriorating conditions in the regional economy served by our Company, or in certain sectors of the economy, could drive losses beyond that which is provided for in our allowance for loan losses. We could also face the following risks in connection with the following events:

•Market developments and economic stagnation or slowdown may affect consumer confidence levels and may cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities.
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

The continuing COVID-19 pandemic could adversely affect our business and our customers, counterparties, employees, and third-party service providers.

The spread of COVID-19 has created a global public-health crisis that has impacted household, business, economic, and market conditions, including in the western United States where we conduct nearly all of our business.

During 2021, we saw an improvement in macroeconomic variables used in the forecast component of the reserve partially offset by provisioning for new loan originations. Our provision expense was $500,000 in 2021, as compared to a $21,750,000 provision expense for the year ended September 30, 2020. As of September 30, 2021, our allowance for credit losses increased to $198,800,000. Additionally, throughout the pandemic our operations have been impacted by the need to close certain offices and limit how customers conduct business through our branch network. Many of our employees continue to work remotely, which exposes us to increased cybersecurity risks such as phishing, malware, and other cybersecurity attacks, all of which could expose us to liability and could seriously disrupt our business operations.

Governments have taken unprecedented financial and monetary steps in response to the pandemic. For example, in late March 2020, the CARES Act was enacted to inject more than $2 trillion of financial assistance into the U.S. economy, followed by additional COVID relief legislation of approximately $900 million in December 2020. In March 2021 the American Rescue Plan Act, also called the COVID-19 Stimulus Package or American Rescue Plan, Pub L. No. 117-2, was enacted to inject an additional $1.9 trillion in financial relief and economic stimulus. The Federal Reserve Bank has taken decisive and sweeping actions as well. Since March 15, 2020, their actions have included a reduction in the target range for the federal funds rate to 0 to 25 basis points, a program to purchase an indeterminate amount of Treasury securities and agency mortgage-backed securities, corporate bonds and other investments, and numerous facilities to support the flow of credit to households and businesses. The federal funds rate remains at historic lows. The possibility of negative interest rates on U.S. Treasury or other market instruments could adversely affect our results of operations by, for example, reducing asset yields or spreads, creating operating and system issues, or having other adverse impacts on our business.

The full extent of the impact of the COVID-19 pandemic on our capital, liquidity, and other financial positions and on our business, results of operations, and prospects is still uncertain, and will depend on a number of evolving factors, including:

•The duration, extent, and severity of the pandemic. COVID-19 has not yet been contained; continuing spread and rise of new variants could affect significantly more households and businesses, or cause additional limitations on commercial activity, increased unemployment, increased property vacancy rates and general economic and financial instability. The continuation of the pandemic may also negatively impact regional economic conditions for a period of time, resulting in declines in loan demand and collateral values. The duration and severity of the pandemic continues to be impossible to predict, as is the potential for a seasonal or other resurgence. We also believe we will continue to see the economic effects of the pandemic even after the COVID-19 outbreak has subsided, which is expected to continue to affect our business, financial position, results of operations and prospects.
•The response of governmental authorities. To date, many of the actions of governmental authorities, including eviction forbearance, occupancy restrictions and vaccine mandates, have been directed toward curtailing household and business activity to contain COVID-19 while simultaneously deploying fiscal and monetary policy measures to partially mitigate the adverse effects on individual households and businesses. The ultimate success or impact of these actions and their effect on our customers and the economy generally is still unclear. Further, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on our business.
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

On March 27, 2020, President Trump signed the CARES Act, which included a loan program administered through the SBA referred to as the PPP. Under the PPP (and its expansion in 2021), small businesses and other entities and individuals were eligible to apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We have participated as a lender in the PPP, and through September 30, 2021, assisted approximately 9,000 businesses with $1,100,000 in PPP loans.

The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to potential risks relating to noncompliance with the PPP, and risks related to fair lending, violation of BSA/AML requirements and reputational risk.

Since the opening of the PPP, several other banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. We may be exposed to the risk of similar litigation, from both customers and non-customers that approached us regarding PPP loans, regarding our process and procedures used in processing applications or forgiveness requests for the PPP, or litigation from agents with respect to agent fees. If any such litigation is filed against us and is not resolved in a favorable manner, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us. As of September 30, 2021, approximately 7,000 PPP loans totaling $773,000,000 have been forgiven by the SBA, and we continued to hold PPP loans receivable of $305,162,000.

Regulatory and Litigation Risks

Failure to comply with the 2020 and 2013 Consent Orders from the Consumer Financial Protection Bureau regarding our Home Mortgage Disclosure Act submissions could result in additional regulatory enforcement action.

In March 2020, the Consumer Financial Protection Bureau (the “CFPB”) Office of Enforcement formally notified us of alleged violations of the Home Mortgage Disclosure Act (“HMDA”) associated with our HMDA reporting submissions. The CFPB alleged that the Bank did not accurately report all required relevant information within the annual HMDA submissions. We responded to the CFPB, noting that the Bank has instituted enhanced procedures to ensure compliance with HMDA, and submitted amended HMDA filings. In October 2020, after further discussions with the CFPB, we entered into a consent order related to our HMDA reporting, under which we agreed to pay a $200,000 civil money penalty and implement a HMDA compliance management system while adhering to a compliance plan. The consent order will be in effect for 10 years. We had previously entered in a consent order with the CFPB in 2013, also relating to HMDA reporting deficiencies, resulting in a $34,000 civil money penalty. The 2013 HMDA Consent Order remains in effect. Any further deficiencies in our HMDA reporting submissions could result in additional regulatory enforcement actions, cause us to incur additional significant compliance costs and subject us to larger fines. Moreover, continued deficiencies in our HMDA reporting could have serious reputational consequences for the Bank. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

Non-Compliance with the USA PATRIOT Act, Bank Secrecy Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Community Reinvestment Act, Fair Lending Laws, Flood Insurance Reform Act or other laws and regulations could result in fines or sanctions, and curtail our expansion opportunities.

Financial institutions are required under the USA PATRIOT Act of 2001 (the “Patriot Act”) and Bank Secrecy Act ("BSA") to develop programs to prevent financial institutions from being used for money-laundering ("AML") and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department's Office of Financial Crimes Enforcement Network. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with the Patriot Act and BSA statutes and regulations could result in fines or penalties, curtailment of expansion opportunities, enforcement actions, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations, and we are subject to a Consent Order and have paid a civil money penalty with respect to our BSA Program, as described below. In addition, the U.S. Government imposed and is expected to continue to expand laws and regulations relating to residential and consumer lending activities that could create significant new compliance burdens and financial costs.

We remain subject to a Consent Order with the Office of the Comptroller of the Currency with respect to our BSA compliance, requiring the Company to implement additional controls and systems and curtail expansion plans. We have paid a $2,500,000 civil money penalty and the Consent Order remains in effect. Any failure to comply with the Consent Order could result in additional regulatory enforcement action, including additional fines or sanctions.

The Bank Secrecy Act, the Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. On February 28, 2018, pursuant to a Stipulation and Consent to the Issuance of a Consent Order (the “Stipulation”), the OCC issued a Consent Order relating to the Bank, the terms of which are intended to further enhance its BSA program. Copies of the Stipulation and the Consent Order were filed with the SEC on March 1, 2018 as exhibits to our Current Report on Form 8-K. Since the issuance of the Consent Order, the Bank has incurred significant expenses as it worked to strengthen its BSA/AML program and implemented additional policies and procedures associated with complying with the Consent Order. The Bank cannot pursue acquisitions or branch expansion while the Consent Order is in place. On September 30, 2021, the Bank announced that it had entered into an agreement with the OCC to pay a $2,500,000 civil money penalty associated with the deficiencies identified in the Stipulation and Consent Order. The payment of the civil penalty is an important milestone towards the Bank’s resolution of the Consent Order, however, the Consent Order remains in place, and the OCC may take further government action with respect to the Bank’s BSA program, including the imposition of additional fines, sanctions, additional expenses and compliance costs, and/or restrictions on the activities of the Bank. In addition, failure to comply with the Consent Order could subject us to additional expense and further regulatory enforcement action, including the imposition of material restrictions on the activities of the Bank or the assessment of fines or penalties, which could prevent the Bank from executing its business strategy and negatively impact its business. Moreover, failure to maintain and implement an effective BSA program could also have serious reputational consequences for the Bank. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

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

Failure to comply with applicable laws and regulations can result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements and cease and desist orders; identified deficiencies in our HMDA reporting and BSA/AML programs have resulted in Consent Orders from the CFPB and OCC, required us to incur significant expenses and compliance costs and subjected us to civil penalties. Failure to meet regulatory requirements could require the Bank to incur additional significant costs in order to bring our programs and operations into compliance, negatively impact our reputation, and have a material adverse effect on our business, financial condition and results of operations.

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

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund ("DIF") at a specific level. The Bank's FDIC insurance premiums increased substantially beginning in 2009, and could increase significantly in the future. Unfavorable economic conditions, increased bank failures and additional failures decreased the DIF. In order to restore the DIF to its statutorily mandated minimum of 1.35% of total deposits, the FDIC may need to increase deposit insurance premium rates. Insured institutions with assets of $10 billion or more are responsible for funding this increase. The FDIC has issued regulations to implement these provisions of the Dodd-Frank Act. The FDIC has also established a higher reserve ratio of 2% as a long term goal and the minimum level needed to withstand future financial crises of the magnitude of past crises. The FDIC may increase the assessment rates or impose additional special assessments in the future to keep the DIF at the statutory target level. Any increase in the Bank's FDIC premiums could have an adverse effect on its business, financial condition and results of operations.

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

Banking institutions are also increasingly the target of class action lawsuits, most recently claiming deceptive practices or violations of account terms in connection with non-sufficient funds or overdraft charges. In September 2020, we received notice a similar class action had been filed against the Bank, alleging that we have been improperly charging our customers overdraft fees on items re-presented for payment. A lawsuit against the Bank for non-sufficient funds and overdraft charges for re-presented items is pending. We do not believe the claims have merit, and are opposing the lawsuit and the certification of the class. However, the results of litigation are inherently unpredictable, and defending against these claims is expected to be time consuming and costly, and could require significant amounts of management time and divert significant resources. If this or another class action lawsuit is determined adversely to us, or we were to enter into a settlement agreement in connection with such a matter, we could be exposed to monetary damages, reputational harm, or subject to limits on our ability to operate our business, which could have an adverse effect on our financial condition, and operating results.

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

Changes in retail distribution strategies and consumer behavior may adversely impact our business, financial condition and results of operations.

We have significant investments in bank premises and equipment for our branch network as well as our retail work force and other branch banking assets. Advances in technology such as e-commerce, telephone, internet and mobile banking, and in-branch self-service technologies including automatic teller machines and other equipment, as well as changing customer preferences for these other methods of accessing our products and services, could decrease the value of our branch network or other retail distribution assets and may cause us to change our retail distribution strategy, close and/or sell certain branches or parcels of land held for development and restructure or reduce our remaining branches and work force. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets and may lead to increased expenditures to renovate and reconfigure remaining branches or to otherwise reform our retail distribution channel. In addition, any changes in our branch network strategy could adversely impact our business, financial condition or operations if it results in the loss of customers or deposits which we rely on as a low cost and stable source of funds for our loans and operations.

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

Furthermore, movements in interest rates, the pace at which such movements occur and the volume and mix of our interest-bearing assets and liabilities influence the level of net interest income. The cost of customer deposits is largely based on short-term interest rates, the level of which is driven by the FOMC. However, the yields generated by long-term loans, such as single-family residential and multifamily mortgage loans, and securities are typically driven by longer-term (10 year) interest rates, which are set by the market and vary from day to day. During the last few years, the Federal Reserve's unprecedented involvement in the purchase of assets, commonly known as "quantitative easing," has caused interest rates to be lower than they would have been without such involvement. The COVID-19 pandemic has led the Federal Reserve to reverse its unwinding of quantitative easing and instead dramatically increase their non-traditional activities. These activities suppress long-term interest rates and could lead to unforeseen consequences.

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

The replacement of the LIBOR benchmark interest rate may have an impact on our business, financial condition or results of operations.

Certain loans made by us are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. In addition, we also have investments and interest rate derivatives that reference LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority ("FCA") announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020 to facilitate an orderly LIBOR transition the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve jointly announced that entering into new contacts using LIBOR as a reference rate after December 31, 2021 would create a safety and soundness risk. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee ("ARRC") has recommended the use of a Secured Overnight Funding Rate ("SOFR"). SOFR is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate. These differences could lead to a greater disconnect between the Bank's costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, the ARRC has also recommended Term SOFR, which is a forward looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. To further reduce differences between replacement indices and substitute indices market practitioners have also gravitated towards credit sensitive rates, the leading among them being the Bloomberg Short-term Bank Yield Index (“BSBY”). The ARRC announced on October 21, 2020 that they are not well positioned to adjudicate the development of a credit sensitive rate and will not criticize firms solely for using reference rates other than SOFR, such as BSBY. The Company has prepared to originate new loans to customers based on SOFR, Term SOFR and BSBY. There are also operational issues which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of multiple alternative reference rate(s). These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us.

Competitive Risks

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

Many competitors, including fintech companies, offer the same types of loan and deposit services that the Company offers. These competitors include other national banks, savings associations, community banks, credit unions and other financial intermediaries. In particular, our competitors include national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, recent technological breakthroughs have made it possible for other non-traditional competitors to enter the marketplace and compete for traditional banking services. Increased competition within our geographic market area may result in reduced loan originations and deposits. Ultimately, competition from current and future competitors may affect our business materially and adversely.

Security Ownership Risks

Our ability to pay dividends is subject to limitations that may affect our ability to continue to pay dividends to Shareholders.

We are a separate legal entity from our bank subsidiary and do not have significant operations of our own. The availability of dividends from the Bank is limited by the Bank's earnings and capital, as well as various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the Bank may not be able to pay dividends to the Company. If the Bank is unable to pay dividends to the Company, then we may not be able to pay dividends on our preferred or common stock to our shareholders. There are various federal law limitations on the extent to which the Bank can finance or otherwise supply funds to Washington Federal through dividends and loans. These limitations include capital adequacy regulations and policies of its regulators generally and specifically the Office of the Comptroller of the Currency, Prompt Corrective Action regulations, federal banking law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act and Regulation W governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices. If the Bank earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, then our liquidity may be affected and our stock price may be negatively affected by our inability to pay dividends, which will have an adverse impact on both the Company and our shareholders.

Our 4.875% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) ranks senior to our common stock, and we are prohibited from paying dividends on our common stock unless we have paid dividends on our Series A Preferred.

Shares of our Series A Preferred Stock rank senior to our common stock with respect to the payment of dividends and distributions of assets upon liquidation, dissolution or winding up. Holders of Series A Preferred Stock are entitled to receive, when, as, and if declared by our Board of Directors (or a duly authorized committee of our Board of Directors), out of assets legally available for the payment of dividends under Washington law, non-cumulative cash dividends based on the liquidation preference of the Series A Preferred Stock at a rate equal to 4.875% per annum for each quarterly dividend period, beginning on April 15, 2021. If we do not or are unable to pay quarterly dividends on our Series A Preferred Stock, we may not pay a dividend to the holders of our common stock. Our stock price may be negatively affected by our inability to pay dividends, which will have an adverse impact on both the Company and our shareholders.

In addition, if we fail to pay, or declare and set apart for payment, dividends on our Series A Preferred Stock for six quarterly dividend periods, whether or not consecutive, the number of directors on our Board of Directors will automatically be increased by two, and the holders of shares of Series A Preferred Stock will have the right to elect two additional members of our Board of Directors (the “Preferred Stock Directors”) to fill such newly created directorships.

The market price for our common stock may be volatile.

The market price of our common stock could fluctuate substantially in the future in response to a number of factors, including those discussed below. The market price of our common stock has in the past fluctuated significantly. We expect to see additional volatility in the financial markets due to the uncertainty caused by the continuing COVID-19 pandemic, disruption in global supply chains, uncertainty over the U.S. government debt ceiling and changing Federal Reserve policy. Some additional factors that may cause the price of our common stock to fluctuate include:

•general conditions in the financial markets and real estate markets
•macro-economic and political conditions in the U. S. and the financial markets generally (including the effects of the COVID-19 pandemic)
•variations in the operating results of the Company and our competitors
•events affecting other companies that the market deems comparable to the Company
•changes in securities analysts' estimates of our future performance and the future performance of our competitors
•announcements by the Company or our competitors of mergers, acquisitions and strategic partnerships
•additions or departure of key personnel
•the presence or absence of short selling of the Company's common stock
•future sales by us of our common stock or debt securities

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

General market conditions and unpredictable factors could adversely affect market prices for the depositary shares.

Our outstanding depositary shares, each representing a 1/40th Interest in a share of our 4.875% Fixed Rate Series A Non-Cumulative Perpetual Preferred Stock, are traded on the Nasdaq Stock Market, and are subject to the same volatility risks that affect our common stock, as described above. In addition, trading prices of the depositary shares will depend on many factors, including:

•whether we declare or fail to declare dividends on the Series A Preferred Stock from time to time;

•our creditworthiness;
•the ratings given to our securities by credit-rating agencies, including the ratings given to the Series A Preferred Stock or depositary shares;
•prevailing interest rates; and
•the market for similar securities.

Accordingly, the depositary shares may trade at a discount to the price per share paid for such shares, even if a secondary market for the depositary shares develops.

There may be future sales or other dilution of the Company's equity, which may adversely affect the market price of our common stock or depositary shares.

We are not restricted from issuing additional shares of common stock, preferred stock, or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock. Our Board of Directors is authorized to cause Washington Federal to issue one or more classes or series of preferred stock junior to our Series A Preferred Stock from time to time without any action on the part of our shareholders, and our Board of Directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over the common stock with respect to dividends or upon our dissolution, winding up and liquidation and other terms. Although the approval of holders of depositary shares representing interests in the Series A Preferred Stock will be needed to issue any equity security ranking above the Series A Preferred Stock, if we were to issue preferred stock in the future that has preference over the Series A Preferred Stock with respect to the payment of dividends or upon liquidation, or if we were to issue preferred stock with voting rights that dilute the voting power of the Series A Preferred Stock or depositary shares, the rights of holders of the depositary shares or the market price of the depositary shares could be adversely affected.

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

We rely on customer deposits, advances from the FHLB of Des Moines and other borrowings to fund our operations. Management has historically been able to replace maturing deposits, if desired; however, we may not be able to replace such funds at any given point in time if our financial condition or market conditions change or if the cost of doing so might adversely affect our business, financial condition and results of operations.

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

Item 1B.              Unresolved Staff Comments
None.

Item 2.                 Properties

The Company owns the building in which its principal executive offices are located in Seattle, Washington, as well as certain branch properties. The Company evaluates on a continuing basis the suitability and adequacy of its offices, both branches and administrative centers, and has opened, relocated, remodeled or closed locations as necessary to maintain efficient and attractive premises. For further information on these activities, see Notes J and M to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

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

Item 4.                 Mine Safety Disclosures
None.

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company’s common stock is traded on the Nasdaq Global Select Market of The Nasdaq Stock Market LLC under the symbol “WAFD.” At September 30, 2021, the number of shareholders of record was 996. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

Additional information about stock options and other equity compensation plans is included in Note P to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

The Company’s ability to pay dividends is subject to bank regulatory requirements, including (but not limited to) the capital adequacy regulations and policies established by the Board of Governors of the Federal Reserve System. The Company’s Board of Directors' dividend policy is to review our financial performance, capital adequacy, regulatory compliance and cash resources on a quarterly basis, and, if such review is favorable, to declare and pay a quarterly cash dividend to common shareholders.

The Company’s 4.875% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred”), ranks senior to the Company’s common stock with respect to payment of dividends, and dividends (if declared) accrue and are payable on the Series A Preferred a rate of 4.875% per annum, payable quarterly, in arrears. While the Series A Preferred is outstanding, unless the full dividend for the preceding quarterly period is paid in full, or declared and a sum set aside, no dividend may be declared or paid on the Company’s common stock.

Issuer Purchases of Equity Securities

The Company’s stock repurchase program was publicly announced by the board of directors on February 3, 1995 and has no expiration date. Under this program, a total of 76,956,264 shares of the Company’s common stock have been authorized for repurchase. The following table shows the share repurchases made for the three months ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2021 to July 31, 2021	1,532,707	$31.74	1,532,707	6,618,101
August 1, 2021 to August 31, 2021	1,391,335	32.77	1,391,335	5,226,766
September 1, 2021 to September 30, 2021	1,409,648	32.87	1,409,648	3,817,118
Total	4,333,690	$32.44	4,333,690	3,817,118

Performance Graphs

The following graphs compare the cumulative total return to Washington Federal shareholders (stock price appreciation plus reinvested dividends) to the cumulative total return of the Nasdaq Stock Market Index (U.S. Companies) and the KBW Bank Index for the five year period ended September 30, 2021, and since Washington Federal first became a publicly traded company on November 9, 1982, respectively. The graphs assume that $100 was invested on September 30, 2016, and November 9, 1982, respectively, in Washington Federal Common Stock, the Nasdaq Stock Market Index and the Nasdaq Financial Stocks Index, and that all dividends were reinvested. Management of Washington Federal cautions that the stock price performance shown in the graphs below should not be considered indicative of potential future stock price performance.

$350
$300
$250
$200
$150
$100
$50
2016
2017
2018
2019
2020
2021
WAFD
NASDAQ INDEX
KBW Bank Index

$20,100
$15,100
$10,100
$5,100
$100
1982 1983 1984 1985 1986 1987 1988 1989 1990 1991 1992 1993 1994 1995 1996 1997 1998 1999 2000 2001 2002 2003 2004 2005 2006 2007 2008 2009 2010 2011 2012 2013 2014 2015 2016 2017 2018 2019 2020 2021
WAFD
NASDAQ
NASDAQ FINANCIAL INDEX

Item 6.                 Selected Financial Data

Five-Year Summary of Selected Consolidated Financial Data

Year ended September 30,	2021	2020	2019	2018	2017
	(In thousands, except per share data)
Interest income	$591,610	$621,265	$671,466	$607,083	$548,918
Interest expense	86,501	151,757	190,406	134,944	116,992
Net interest income	505,109	469,508	481,060	472,139	431,926
Provision (release) for credit losses	500	21,750	(1,650)	(5,450)	(2,100)
Other income	60,988	86,986	63,128	43,976	53,709
Other expense	332,459	315,558	283,063	264,322	231,519
Income before income taxes	233,138	219,186	262,775	257,243	256,216
Income taxes	49,523	45,748	52,519	53,393	82,684
Net income	183,615	173,438	210,256	203,850	173,532
Dividends on preferred stock	10,034	—	—	—	—
Net income available to common shareholders	$173,581	$173,438	$210,256	$203,850	$173,532
Return on average assets	0.95%	1.00%	1.28%	1.31%	1.16%
Return on average common equity	8.69%	8.63%	10.46%	10.16%	8.64%
Average equity to average assets	10.34%	11.62%	12.29%	12.85%	12.59%
Dividend payout ratio	38.08%	38.50%	30.27%	27.92%	42.94%
Per common share data
Basic earnings	$2.39	$2.26	$2.61	$2.40	$1.95
Diluted earnings	2.39	2.26	2.61	2.40	1.94
Cash dividends	0.91	0.87	0.79	0.67	0.84

September 30,	2021	2020	2019	2018	2017
	($ in thousands)
Total assets	$19,650,574	$18,794,055	$16,474,910	$15,865,724	$15,253,580
Loans receivable, net	13,833,570	12,792,317	11,930,575	11,477,081	10,882,622
Mortgage-backed securities	972,852	1,674,090	2,426,039	2,524,923	2,489,544
Investment securities	1,531,432	1,281,240	503,183	415,454	423,521
Cash and cash equivalents	2,090,809	1,702,977	419,158	268,650	313,070
Customer deposit accounts	15,542,112	13,779,624	11,990,764	11,387,146	10,835,008
FHLB advances	1,720,000	2,700,000	2,250,000	2,330,000	2,225,000
Total shareholders’ equity	2,126,064	2,014,133	2,032,995	1,996,908	2,005,688
Number of
Customer deposit accounts	426,145	434,686	450,375	449,339	449,793
Loans	34,949	41,623	37,551	37,992	39,688
Offices	219	238	238	235	237

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with our Consolidated Financial Statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this report. In the following discussion, unless otherwise noted, references to increases or decreases in average balances in items of income and expense for a particular period and balances at a particular date refer to the comparison with corresponding amounts for the period or date for the previous year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company has determined that the only accounting policy critical to an understanding of its consolidated financial statements relates to the methodology for determining the amount of the allowance for credit losses (“ACL”).
Management’s determination of the amount of the ACL is a critical accounting estimate as it requires significant reliance on the credit risk we ascribe to individual borrowers, the use of estimates and significant judgment as to the amount and timing of expected future cash flows on individually evaluated loans, significant reliance on historical loss rates on homogenous portfolios, consideration of our quantitative and qualitative evaluation of past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts.

Going forward, the methodology used to calculate the ACL will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the allowance for credit losses, and therefore, greater volatility in our reported earnings.
Select information regarding the ACL is below in "Allowance for Credit Losses." For further details, see Notes A and E to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ALLOWANCE FOR CREDIT LOSSES
The following table provides detail regarding the Company's allowance for credit losses.

Twelve Months Ended September 30,	2021	2020	2019	2018	2017
	(In thousands)
Beginning balance	$166,955	$131,534	$129,257	$123,073	$113,494
Charge-offs:
Commercial loans
Multi-Family	—	—	—	—	—
Commercial Real Estate	—	111	428	36	11
Commercial & Industrial Loans	31	4,196	5,782	3,574	173
Construction	—	—	—	—	—
Land – Acquisition & Development	2	11	107	13	280
Total commercial loans	33	4,318	6,317	3,623	464
Consumer loans
Single-Family Residential	106	131	268	1,142	1,229
Construction – Custom	—	—	1,973	50	16
Land – Consumer Lot Loans	—	237	804	67	17
HELOC	—	—	1,086	668	90
Consumer	286	1,069	1,028	382	884
Total consumer loans	392	1,437	5,159	2,309	2,236
	425	5,755	11,476	5,932	2,700
Recoveries:
Commercial loans
Multi-Family	—	498	—	—	—
Commercial Real Estate	2,789	2,447	1,102	189	1,684
Commercial & Industrial Loans	92	443	3,443	714	1,833
Construction	—	188	99	—	—
Land – Acquisition & Development	622	2,070	7,457	14,223	11,038
Total commercial loans	3,503	5,646	12,101	15,126	14,555
Consumer loans
Single-Family Residential	2,026	1,394	1,020	757	653
Construction – Custom	—	—	—	—	—
Land – Consumer Lot Loans	168	639	719	35	481
HELOC	52	95	46	71	21
Consumer	1,021	1,252	1,167	993	1,297
Total consumer loans	3,267	3,380	2,952	1,856	2,452
	6,770	9,026	15,053	16,982	17,007
Net charge-offs (recoveries)	(6,345)	(3,271)	(3,577)	(11,050)	(14,307)
ASC 326 Adoption Impact	—	17,750	—	—	—
Provision (release) for loan losses and transfers	(2,000)	14,400	(1,300)	(4,866)	(4,728)
Ending balance (1)	$171,300	$166,955	$131,534	$129,257	$123,073
Ratio of net charge-offs (recoveries) to average loans outstanding	(0.05)%	(0.03)%	(0.03)%	(0.10)%	(0.14)%
 __________________
(1) This does not include a reserve for unfunded commitments of $27,500,000, $25,000,000, $6,900,000, $7,250,000 and $7,750,000 as of September 30, 2021, 2020, 2019, 2018 and 2017 respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows changes in the Company's allowance for credit losses since the prior year.

	September 30, 2021	September 30, 2020	$ Change	% Change
(In thousands)
Allowance for credit losses:
Commercial loans
Multi-family	$16,949	$13,853	$3,096	22%
Commercial real estate	23,437	22,516	921	4%
Commercial & industrial	45,957	38,665	7,292	19%
Construction	25,585	24,156	1,429	6%
Land - acquisition & development	13,447	10,733	2,714	25%
Total commercial loans	125,375	109,923	15,452	14%
Consumer loans
Single-family residential	30,978	45,186	(14,208)	(31)%
Construction - custom	4,907	3,555	1,352	38%
Land - consumer lot loans	4,939	2,729	2,210	81%
HELOC	2,390	2,571	(181)	(7)%
Consumer	2,711	2,991	(280)	(9)%
Total consumer loans	45,925	57,032	(11,107)	(19)%
Total allowance for loan losses	171,300	166,955	4,345	3%
Reserve for unfunded commitments	27,500	25,000	2,500	10%
Total allowance for credit losses	$198,800	$191,955	$6,845	4%

The allowance for loan losses increased by $4,345,000, or 2.60%, from $166,955,000 as of September 30, 2020, to $171,300,000 at September 30, 2021. As of September 30, 2021, the allowance of $171,300,000 is for loans that are evaluated on a pooled basis, which was comprised of $120,357,000 related to the quantitative component and $50,943,000 related to management's qualitative overlays.
The Company recorded a provision for credit losses of $500,000 in 2021, compared to a provision of $21,750,000 for 2020. The significant provision in 2020 was due to higher expected losses with the onset of the global pandemic. In 2021, provisioning for net growth in the loan portfolio was mostly offset by releases related to improvements in macroeconomic variables used in the forecast component of the reserve. For the year ended September 30, 2021, net recoveries were $6,345,000, compared to $3,271,000 in the prior year. No allowance was recorded as of September 30, 2021 for the $305,162,000 of PPP loans, which are included in the commercial & industrial loan category, due to the government guarantee. The ratio of the total ACL to total gross loans decreased to 1.22% as of September 30, 2021, as compared to 1.33% as of September 30, 2020. The decrease was primarily related to improvements in macroeconomic variables used in the forecast component of the ACL.
The reserve for unfunded loan commitments was $27,500,000 as of September 30, 2021, compared to $25,000,000 as of September 30, 2020.
Management believes the total ACL is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth the amount of the Company’s allowance for loan losses by loan portfolio and class.

September 30,	2021			2020			2019			2018			2017
	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)
	($ in thousands)
Commercial loans
Multi-family	$16,949	16.3%	0.8%	$13,853	11.8%	0.9%	$7,391	11.7%	0.5%	$8,329	11.9%	0.6%	$7,862	11.8%	0.6%
Commercial real estate	23,437	17.4	1.0	22,516	14.4	1.2	13,170	13.5	0.8	11,852	12.5	0.8	11,818	12.8	0.8
Commercial & industrial	45,957	16.3	2.0	38,665	16.5	1.8	31,450	10.5	2.5	28,702	9.8	2.5	28,524	9.9	2.6
Construction	25,585	7.9	2.3	24,156	10.5	1.8	32,304	9.6	2.8	31,317	9.1	3.0	24,556	7.2	3.1
Land – acquisition & development	13,447	1.3	7.5	10,733	1.2	7.0	9,155	1.3	5.7	7,978	1.1	6.5	6,829	1.0	6.5
Total commercial loans	125,375			109,923			93,470			88,178			79,589
Consumer loans
Single-family residential	30,978	35.5	0.6	45,186	40.8	0.9	30,988	48.2	0.5	33,033	49.7	0.6	36,892	51.8	0.6
Construction – custom	4,907	2.5	1.4	3,555	2.3	1.2	1,369	2.1	0.5	1,842	2.5	0.6	1,944	2.5	0.7
Land – consumer lot loans	4,939	1.0	3.4	2,729	0.8	2.7	2,143	0.8	2.2	2,164	0.8	2.2	2,649	0.9	2.7
HELOC	2,390	1.2	1.5	2,571	1.1	1.8	1,103	1.2	0.8	781	1.1	0.6	855	1.3	0.6
Consumer	2,711	0.6	3.2	2,991	0.6	3.6	2,461	1.1	1.9	3,259	1.5	1.9	1,144	0.8	1.4
Total consumer loans	45,925			57,032			38,064			41,079			43,484
Total allowance for loan losses (3)	$171,300	100%		$166,955	100%		$131,534	100%		$129,257	100%		$123,073	100%
 ___________________
(1)Represents the loans receivable for each respective loan class as a % of total loans receivable.
(2)Represents the allowance for each respective loan class as a % of loans receivable for that same loan class.
(3)This does not include a reserve for unfunded commitments of $27,500,000, $25,000,000, $6,900,000, $7,250,000 and $7,750,000 as of September 30, 2021, 2020, 2019, 2018 and 2017, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ASSET QUALITY
Troubled debt restructured loans ("TDRs"). TDRs are reserved for under the Company's CECL methodology. Most TDRs are performing and accruing loans where the borrower has proactively approached the Company about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The concession for these loans is typically a payment reduction through a rate reduction of 100 to 200 basis points for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period.
Concessions for construction, land A&D and multi-family loans are typically an extension of maturity combined with a rate reduction of normally 100 basis points. Before granting approval to modify a loan in a TDR, a borrower’s ability to repay is considered by evaluating current income levels, debt-to-income ratio, credit score, loan payment history and an updated evaluation of the secondary repayment source.
If a loan is on non-accrual status before becoming a TDR, it will stay on non-accrual status following restructuring until it has been performing for at least six months, at which point it may be moved to accrual status. If a loan is on accrual status before it becomes a TDR, and it is concluded that a full repayment is highly probable, it will remain on accrual status following restructuring. If the homogeneous restructured loan does not perform, it is placed in non-accrual status when it is 90 days delinquent. For commercial loans, six consecutive payments on newly restructured loan terms are required prior to returning the loan to accrual status. After the required six consecutive payments are made, a management assessment may conclude that collection of the entire principal and interest due is still in doubt. In those instances, the loan will remain on non-accrual. A loan that defaults and is subsequently modified would impact the Company's delinquency trend, which is part of the qualitative risk factors component of the CECL methodology. Any modified loan that re-defaults and is charged-off would impact the quantitative component of the CECL methodology.

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
The Bank will consider modifying the interest rate and terms of a loan if it determines that a modification is deemed to be the best option available for collection in full or to minimize the loss to the Bank. Most loans restructured in TDRs are accruing and performing loans where the borrower has proactively approached the Bank about a modification due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The modification of these loans is typically a payment reduction through a rate reduction of from 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. Principal forgiveness generally is not an available option for restructured loans. As of September 30, 2021, single-family residential loans comprised 92.1% of restructured loans. The Bank reserves for restructured loans within its pool based general reserve methodology, except in instances where management considers it appropriate to evaluate individually.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth information regarding the Company's restructured loans and non-performing assets.

September 30,	2021	2020	2019	2018	2017
	(In thousands)
Performing restructured loans	$63,655	$89,072	$116,659	$150,667	$202,272
Non-performing restructured loans	1,473	2,336	5,018	6,191	5,105
Total restructured loans	65,128	91,408	121,677	156,858	207,377
Non-accrual loans:
Commercial loans
Multi-family	475	—	—	27,643	27,930
Commercial real estate	8,038	3,771	5,835	2,427	—
Commercial & industrial	365	329	1,292	—	91
Construction	505	1,669	—	920	296
Land – acquisition & development	2,340	—	169	787	605
Total commercial loans	11,723	5,769	7,296	31,777	28,922
Consumer loans
Single-family residential	19,320	22,431	25,271	—	139
Construction – custom	—	—	—	8,971	11,815
Land – consumer lot loans	359	243	246	14,394	8,082
HELOC	287	553	907	523	531
Consumer	60	60	11	21	91
Total consumer loans	20,026	23,287	26,435	23,909	20,658
Total non-accrual loans (1)	31,749	29,056	33,731	55,686	49,580
Real estate owned	8,204	4,966	6,781	11,298	20,658
Other property owned	3,672	3,673	3,314	3,109	—
Total non-performing assets	43,625	37,695	43,826	70,093	70,238
Total non-performing assets and performing restructured loans	$107,280	$126,767	$160,485	$220,760	$272,510
Total non-performing assets and restructured loans as a percent of total assets	0.55%	0.67%	0.97%	1.39%	1.79%
Total non-performing assets to total assets	0.22%	0.20%	0.27%	0.44%	0.46%
___________________
(1)    For the year ended September 30, 2021, the Company recognized $9,354,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $1,373,000 for the same period had these loans performed according to their original contract terms. The recognized interest income may include more than twelve months of interest for some of the non-accrual loans that were brought current or paid off. In addition to the non-accrual loans reflected in the above table, the Company had $355,151,000 of loans that were less than 90 days delinquent at September 30, 2021 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total non-performing assets and performing restructured loans as a percent of total assets would have increased to 2.35% at September 30, 2021. For a discussion of the Company's policy for placing loans on non-accrual status, see Note A to the Consolidated Financial Statements included in Item 8 of this report.

Non-performing assets increased 15.7% to $43,625,000, or 0.22% of total assets, at September 30, 2021, compared to $37,695,000, or 0.20% of total assets, at September 30, 2020. The increase was primarily a result of $2,693,000 higher non-accrual loans and $3,238,000 higher real estate owned. Other property owned of $3,672,000 as of September 30, 2021 is comprised of $896,000 of equipment acquired through foreclosure on a commercial loan and a $2,776,000 government guarantee related to that same loan.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TDRs declined to $65,128,000 as of September 30, 2021, from $91,408,000 as of September 30, 2020. As of September 30, 2021, $63,655,000 or 97.7% of TDRs were performing. Non-performing TDRs of $1,473,000 are included in NPAs. Total NPAs and performing TDRs as a percent of total assets has declined to 0.55% as of September 30, 2021, from 0.67% as of September 30, 2020. During 2021, there were TDR additions of $1,511,000 and reductions of $27,790,000 due to prepayments and transfers to REO. As of September 30, 2021, 92.1% of TDRs are comprised of single-family residential loans.

As of September 30, 2021, real estate owned totaled $8,204,000, an increase of $3,238,000, or 65.2%, from $4,966,000 as of September 30, 2020, as new REO properties were partially offset by sales of foreclosed properties. During 2021, the Company sold real estate owned properties for total net proceeds of $3,340,000. The majority of REO properties are former bank premises that are expected to be sold.
The ratio of the allowance for loan losses to non-accrual loans decreased to 540% as of September 30, 2021, from 575% as of September 30, 2020.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents: Cash and cash equivalents increased to $2,090,809,000 at September 30, 2021, as compared to $1,702,977,000 at September 30, 2020. The change was primarily due to the $1,762,488,000 increase in customer accounts, the majority of which was used to fund growth in the loan portfolio and pay down FHLB borrowings. Changes in investment securities balances discussed below also contributed to growth in cash and cash equivalents.
Available-for-sale investment securities: Available-for-sale securities decreased $111,233,000, or 4.9%, during the year ended September 30, 2021, to $2,138,259,000, primarily due to principal repayments of $646,532,000 and sales of $1,499,000, partially offset by purchases of $530,227,000. As of September 30, 2021, the Company had a net unrealized gain on available-for-sale securities of $48,189,000, which is recorded net of tax as part of shareholders' equity.
Substantially all of the Company’s available-for-sale debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The remaining securities are issued by highly-rated municipalities or corporate borrowers. The Company does not believe that any of its available-for-sale debt securities have credit loss impairment as of September 30, 2021, therefore, no allowance was recorded. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios as well as the economic conditions at future reporting periods.
Held-to-maturity investment securities: Held-to-maturity securities decreased by $339,813,000, or 48.1%, during the year ended September 30, 2021, to $366,025,000 primarily due to principal repayments and maturities of $332,001,000. There were no held-to-maturity securities purchased or sold during the year ended September 30, 2021. Rising interest rates may cause these securities to be subject to unrealized losses. As of September 30, 2021, the net unrealized gain on held-to-maturity securities was $13,522,000, which management attributes to the change of interest rates since acquisition.
Substantially all of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The Company did not record an allowance for credit losses for held-to-maturity securities as of September 30, 2021 as the investment portfolio consists primarily of U.S. government agency mortgage-backed securities that management deems to have immaterial risk of loss. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios as well as the economic conditions at future reporting periods.
The table below shows the available-for-sale and held-for-investment securities portfolios categorized by maturity band.

September 30, 2021	Amortized Cost	Weighted Average Yield
	($ in thousands)
Due in less than 1 year	$17,851	0.49%
Due after 1 year through 5 years	292,998	1.33
Due after 5 years through 10 years	177,854	2.61
Due after 10 years	1,967,392	1.93
	$2,456,095	1.89%

For further information on our investment portfolio, see Note C to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Loans receivable: Loans receivable, net of related contra accounts, increased $1,041,253,000, or 8.1%, to $13,833,570,000 at September 30, 2021, from $12,792,317,000 one year earlier. The increase resulted primarily from originations of $8,184,733,000 and loan purchases of $488,147,000, partially offset by loan repayments of $6,797,043,000 and a $776,764,000 increase to loans-in-process during the year ended September 30, 2021. Commercial loan originations accounted for 77.1% of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
total originations and consumer originations were 22.9% as the Company continues to focus on commercial lending, coupled with growing economies in all major markets in which we operate.
The following table presents loan balances by category and the year-over-year change.

	September 30, 2021		September 30, 2020		Change
	($ in thousands)		($ in thousands)		$	%
Gross loans by category
Commercial loans
Multi-family	$2,291,477	14.1%	$1,538,762	10.6%	$752,715	48.9%
Commercial real estate	2,443,845	15.0	1,895,086	13.1	548,759	29.0
Commercial & industrial (1)	2,314,654	14.2	2,132,160	14.7	182,494	8.6
Construction	2,888,214	17.7	2,403,276	16.6	484,938	20.2
Land - acquisition & development	222,457	1.4	193,745	1.3	28,712	14.8
Total commercial loans	10,160,647	62.4	8,163,029	56.4	1,997,618	24.5
Consumer loans
Single-family residential	4,951,627	30.4	5,304,689	36.7	(353,062)	(6.7)
Construction - custom	783,221	4.8	674,879	4.7	108,342	16.1
Land - consumer lot loans	149,956	0.9	102,263	0.7	47,693	46.6
HELOC	165,989	1.0	139,703	1.0	26,286	18.8
Consumer	87,892	0.5	83,159	0.6	4,733	5.7
Total consumer loans	6,138,685	37.6	6,304,693	43.6	(166,008)	(2.6)
Total gross loans	16,299,332	100%	14,467,722	100%	1,831,610	12.7%
Less:
Allowance for loan losses	171,300		166,955		4,345	2.6
Loans in process	2,232,836		1,456,072		776,764	53.3
Net deferred fees, costs and discounts	61,626		52,378		9,248	17.7
Total loan contra accounts	2,465,762		1,675,405		790,357	47.2
Net loans	$13,833,570		$12,792,317		$1,041,253	8.1%
(1) Includes $311,795,000 of SBA Payroll Protection Program loans as of September 30, 2021.
The following table summarizes the Company’s loan portfolio, due for the periods indicated based on contractual terms to maturity or repricing.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2021	Total	Less than 1 Year	1 to 5 Years	5 to 15 Years	After 15 Years
	(In thousands)
Commercial loans
Multi-family	$2,273,689	$928,690	$747,365	$527,430	$70,204
Commercial real estate	2,429,332	1,043,359	667,138	715,710	3,125
Commercial & industrial	2,303,927	1,592,157	461,975	177,085	72,710
Construction	1,117,227	900,783	90,282	115,509	10,653
Land - acquisition & development	192,416	185,076	3,509	3,831	—
Total commercial loans	8,316,591	4,650,065	1,970,269	1,539,565	156,692
Consumer loans
Single-family residential	4,937,064	184,093	66,294	374,794	4,311,883
Construction - custom	347,752	1,766	—	633	345,353
Land - consumer lot loans	148,534	10,432	44,496	11,230	82,376
HELOC	166,940	165,906	1,034	—	—
Consumer	87,989	29,561	6,604	42,470	9,354
Total consumer loans	5,688,279	391,758	118,428	429,127	4,748,966
	$14,004,870	$5,041,823	$2,088,697	$1,968,692	$4,905,658

The contractual loan payment period for residential mortgage loans originated by the Company normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans typically have a weighted average life of approximately five years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide information regarding loans receivable by loan class and geography.

September 30, 2021	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	(In thousands)
Washington	$312,233	$514,868	$930,177	$272,345	$78,569	$2,499,009	$198,230	$82,113	$40,535	$93,159	$5,021,238
Oregon	493,481	364,476	338,552	252,503	46,982	675,791	41,302	17,254	490	22,361	2,253,192
Arizona	517,654	324,489	87,312	128,715	1,275	535,542	38,593	20,815	437	16,976	1,671,808
Utah	257,637	169,745	98,612	138,014	15,143	389,384	32,460	5,405	13,600	8,803	1,128,803
Texas	235,973	475,454	342,093	196,871	7,645	146,399	2,011	161	75	1,640	1,408,322
New Mexico	146,089	222,526	43,069	32,295	16,577	177,535	5,512	2,973	786	9,131	656,493
Idaho	117,991	133,471	42,717	55,522	25,081	279,351	23,579	12,485	76	11,583	701,856
Nevada	96,422	150,751	40,849	28,159	1,144	211,592	6,065	7,321	10,843	3,287	556,433
Other	96,209	73,552	380,546	12,803	—	22,461	—	7	21,147	—	606,725
	$2,273,689	$2,429,332	$2,303,927	$1,117,227	$192,416	$4,937,064	$347,752	$148,534	$87,989	$166,940	$14,004,870

Percentage by geographic area
September 30, 2021	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	As % of total gross loans
Washington	2.2%	3.7%	6.7%	2.0%	0.6%	17.8%	1.5%	0.6%	0.3%	0.7%	36.1%
Oregon	3.5	2.6	2.4	1.8	0.3	4.8	0.3	0.1	—	0.1	15.9
Arizona	3.7	2.3	0.6	0.9	—	3.8	0.3	0.2	—	0.1	11.9
Utah	1.8	1.2	0.7	1.0	0.1	2.8	0.2	—	0.1	0.1	8.0
Texas	1.7	3.4	2.5	1.4	0.1	1.0	—	—	—	—	10.1
New Mexico	1.0	1.6	0.3	0.2	0.1	1.3	—	—	—	0.1	4.6
Idaho	0.9	0.9	0.3	0.4	0.2	2.0	0.2	0.1	—	0.1	5.1
Nevada	0.7	1.1	0.3	0.2	—	1.5	—	0.1	0.1	—	4.0
Other	0.7	0.5	2.7	0.1	—	0.2	—	—	0.1	—	4.3
	16.2%	17.3%	16.5%	8.0%	1.4%	35.2%	2.5%	1.1%	0.6%	1.2%	100%

Percentage by geographic area as a % of each loan type
September 30, 2021	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC
	As % of total gross loans
Washington	13.7%	21.2%	40.4%	24.4%	40.8%	50.6%	57.0%	55.3%	46.1%	55.8%
Oregon	21.7	15.0	14.7	22.6	24.4	13.7	11.9	11.6	0.6	13.4
Arizona	22.8	13.3	3.8	11.5	0.7	10.8	11.1	14.0	0.5	10.1
Utah	11.3	7.0	4.3	12.4	7.9	7.9	9.3	3.7	15.4	5.3
Texas	10.4	19.6	14.8	17.6	4.0	3.0	0.6	0.1	0.1	1.0
New Mexico	6.4	9.2	1.9	2.9	8.6	3.6	1.6	2.0	0.9	5.5
Idaho	5.2	5.5	1.8	5.0	13.0	5.7	6.8	8.4	0.1	6.9
Nevada	4.3	6.2	1.8	2.5	0.6	4.3	1.7	4.9	12.3	2.0
Other	4.2	3.0	16.5	1.1	—	0.4	—	—	24.0	—
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table shows the change in the geographic distribution by state of the loan portfolio since the prior year.

September 30,	2021	2020	Change
Washington	36.1%	40.0%	(3.9)
Oregon	15.9	17.9	(2.0)
Arizona	11.9	11.7	0.2
Utah	8.0	6.5	1.5
Texas	10.1	8.1	2.0
New Mexico	4.6	5.6	(1.0)
Idaho	5.1	4.8	0.3
Nevada	4.0	3.3	0.7
Other (1)	4.3	2.1	2.2
	100%	100%
(1) Includes loans from outside of our eight state footprint.

CARES Act and PPP Program: Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) passed by Congress, the Company offered payment deferrals on consumer loans and commercial loans. The Company also made loans to small businesses through the Small Business Administration Paycheck Protection Program. For further information on these activities, see Note D to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Allowance for credit losses: For details, see the “Allowance for Credit Losses" section above in this report.

Non-performing assets: For details, see the “Asset Quality" section above in this report.

Troubled debt restructured loans ("TDRs"): For details, see the “Asset Quality" section above in this report.

Real estate owned: For details, see the “Asset Quality" section above in this report.

Interest receivable: Interest receivable was $50,636,000 as of September 30, 2021, a decrease of $3,163,000, or 5.9%, since September 30, 2020. The decrease was primarily a result of payments on previously deferred amounts on CARES Act loan modifications.

Bank Owned Life Insurance: Bank-owned life insurance increased to $233,263,000 as of September 30, 2021 from $227,749,000 as of September 30, 2020, primarily as a result of increases in the cash surrender value of the policies. The investments in bank-owned life insurance serve to assist in funding growing employee benefit costs.
Intangible assets: The Company's intangible assets totaled $310,019,000 at September 30, 2021 compared to $309,906,000 as of September 30, 2020. The balance at September 30, 2021 is comprised of $303,457,000 of goodwill and the unamortized balance of the core deposit and other intangibles of $6,562,000.

Customer accounts: As of September 30, 2021, customer deposits totaled $15,542,112,000 compared with $13,779,624,000 at September 30, 2020, a $1,762,488,000, or 12.8%, increase. During 2021, the Company was able to increase transaction accounts by $2,301,593,000 or 23.5% while time deposits decreased by $539,105,000 or 13.6%.

The following table shows customer deposits by account type.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

($ in thousands)	September 30, 2021			September 30, 2020
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
Non-interest checking	$3,122,397	20.1%	—%	$2,164,071	15.7%	—%
Interest checking	3,566,322	22.9	0.20	3,029,576	22.0	0.23
Savings	1,039,336	6.7	0.11	872,087	6.3	0.11
Money market	4,379,970	28.2	0.19	3,740,698	27.1	0.30
Time deposits	3,434,087	22.1	0.54	3,973,192	28.8	1.17
Total	$15,542,112	100%	0.23%	$13,779,624	100%	0.48%

The following table shows the geographic distribution by state for customer deposits.

($ in thousands)	September 30, 2021		September 30, 2020		$ Change	% Change
Washington	$6,742,208	43.4%	$5,914,476	42.9%	$827,732	14.0%
Oregon	3,006,222	19.3	2,627,720	19.1	378,502	14.4%
Arizona	1,551,671	10.0	1,481,603	10.8	70,068	4.7%
New Mexico	1,292,965	8.3	1,148,816	8.3	144,149	12.5%
Idaho	1,067,834	6.9	949,920	6.9	117,914	12.4%
Utah	1,027,317	6.6	988,498	7.2	38,819	3.9%
Nevada	522,988	3.4	442,772	3.2	80,216	18.1%
Texas	330,907	2.1	225,819	1.6	105,088	46.5%
	$15,542,112	100%	$13,779,624	100%	$1,762,488	12.8%

 The following table sets forth, by various interest rate categories, the amount of fixed-rate time deposits that mature during the periods indicated.

	Maturing in
September 30, 2021	1 to 3 Months	4 to 6 Months	7 to 12 Months	13 to 24 Months	25 to 36 Months	37 to 60 Months	Total
	(In thousands)
Fixed-rate time deposits:
Under 1.00%	$1,083,314	$819,906	$870,801	$293,341	$13,138	$73,289	$3,153,789
1.00% to 1.99%	982	—	—	101,548	56,380	70,683	229,593
2.00% to 2.99%	608	—	—	—	50,000	—	50,608
3.00% to 3.99%	97	—	—	—	—	—	97
Total	$1,085,001	$819,906	$870,801	$394,889	$119,518	$143,972	$3,434,087

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
At September 30, 2021, the Bank had $607,245,000 of time deposits in amounts of $250,000 or more outstanding, maturing as follows: $200,127,000 within 3 months; $131,401,000 over 3 months through 6 months; $139,859,000 over 6 months through 12 months; and $135,858,000 thereafter.
Time deposits with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year but less than four years, the penalty is 180 days of interest. When the maturity is

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
greater than four years, the penalty is 365 days of interest. Early withdrawal penalty fee income for the years ended 2021, 2020 and 2019 amounted to $198,000, $539,000 and $895,000, respectively.
For additional details on customer accounts, including uninsured deposits, see Note K to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

FHLB advances: FHLB advances declined to $1,720,000,000 as of September 30, 2021, as compared to $2,700,000,000 at September 30, 2020. Strong growth in customer deposits allowed the Company to reduce FHLB borrowings. Since September 30, 2020, cash flow hedges totaling $600,000,000 were terminated and the associated FHLB advances were paid off. An additional $150,000,000 of unhedged advances were repaid prior to maturity (resulting in a prepayment fee of $13,788,000) and the remaining $230,000,000 of unhedged borrowings were not renewed upon maturity. The weighted average rate for FHLB borrowings was 1.51% as of September 30, 2021, versus 1.79% at September 30, 2020, the decrease being primarily due to repayment of advances with higher rates. The Company has entered into interest rate swaps to hedge interest rate risk and convert certain FHLB advances to fixed rate payments. Taking into account these hedges, the weighted average effective maturity of FHLB advances at September 30, 2021 is 5.03 years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
COMPARISON OF 2021 RESULTS WITH 2020
Net Income: Net income increased $10,177,000, or 5.9%, to $183,615,000 for the year ended September 30, 2021, as compared to $173,438,000 for the year ended September 30, 2020. The change was due to the factors described below.
Net Interest Income: For the year ended September 30, 2021, net interest income was $505,109,000, an increase of $35,601,000 or 7.6% from the year ended September 30, 2020. The increase in net interest income from the prior year was primarily due to average interest-earning assets increasing by $1,986,044,000 or 12.37% while average interest-bearing liabilities increased by $1,017,143,000 or 7.72%. During 2021, the average balance of loans receivable increased $943,212,000 or 7.7%, while the combined average balances of mortgage backed securities, other investment securities and cash increased by $1,054,758,000 or 28.9%. Average noninterest-bearing deposits grew by $809,741,000 over the same period. The change in net interest income was also impacted by the average rate earned on interest-earning assets declining by 58 basis points while the average rate paid on interest-bearing liabilities declined by 54 basis points.
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

	Twelve Months Ended September 30,
	2021 vs. 2020 Increase (Decrease) Due to			2020 vs. 2019 Increase (Decrease) Due to			2019 vs. 2018 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)			(In thousands)
Interest income:
Loan portfolio	$40,365	$(48,413)	$(8,048)	$21,197	$(43,585)	$(22,388)	$28,489	$23,800	$52,289
Mortgage-backed securities	(16,011)	(8,593)	(24,604)	(13,094)	(12,079)	(25,173)	298	3,780	4,078
Investments (1)	18,824	(15,827)	2,997	19,566	(22,206)	(2,640)	3,878	4,138	8,016
All interest-earning assets	43,178	(72,833)	(29,655)	27,669	(77,870)	(50,201)	32,665	31,718	64,383
Interest expense:
Customer accounts	11,184	(69,183)	(57,999)	9,781	(31,685)	(21,904)	3,992	45,732	49,724
FHLB advances and other borrowings	(6,003)	(1,254)	(7,257)	(35)	(16,710)	(16,745)	4,020	1,718	5,738
All interest-bearing liabilities	5,181	(70,437)	(65,256)	9,746	(48,395)	(38,649)	8,012	47,450	55,462
Change in net interest income	$37,997	$(2,396)	$35,601	$17,923	$(29,475)	$(11,552)	$24,653	$(15,732)	$8,921
___________________
(1)Includes interest on cash equivalents and dividends on stock of the FHLB of Des Moines and FRB of San Francisco.

Provision (Release) for Credit Losses: The Company recorded a provision for credit losses of $500,000 in fiscal 2021, compared to provision of $21,750,000 in 2020. The significant provision in 2020 was due to higher expected losses with the onset of the global pandemic. In 2021, provisioning for net growth in the loan portfolio was mostly offset by releases related to improvements in macroeconomic variables used in the forecast component of the reserve. The Company had recoveries, net of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
charge-offs, of $6,345,000 for the year ended September 30, 2021, compared with $3,271,000 of net recoveries for the year ended September 30, 2020.

Other Income: Other income was $60,561,000 for the year ended September 30, 2021, a decrease of $26,399,000, or 30.4%, from $86,960,000 for the year ended September 30, 2020. The decrease is primarily due to the recognition of a net gain of $30,700,000 in 2020 from the sale and valuation adjustments of fixed assets, including a branch property in Bellevue, Washington. In 2021, a gain of $4,700,000 was recorded for equity investments based on updated valuations, a gain of $14,110,000 was recognized on the partial termination of an interest rate swap being used to hedge a FHLB borrowing, and these amounts were partially offset by a $13,788,000 loss on early repayment of a fixed-rate FHLB borrowing.

Other Expense: Operating expense was $332,459,000 for the year ended September 30, 2021, an increase of $16,901,000, or 5.4%, from the $315,558,000 for the year ended September 30, 2020. Compensation and benefits costs increased $28,510,000 or 19.3% year-over-year primarily due to annual merit increases, higher bonus compensation accruals related to strong deposit and loan growth, and strategic investments in top talent as well as contract staff to support strategic projects. Information technology costs decreased by $10,165,000 in 2021, as 2020 reflected larger investments in new hardware and software as well as a $5,900,000 impairment charge. In September 2021, the company recognized a $2,500,000 civil money penalty paid to the Office of the Comptroller of the Currency (“OCC”) related to the previously-disclosed February 2018, Consent Order for Anti-Money Laundering and Bank Secrecy Act (“AML/BSA”) deficiencies. The Company’s efficiency ratio was 58.8% for 2021 as compared to 56.7% for the prior year. The number of staff, including part-time employees on a full-time equivalent basis, was 2,082 and 2,080 at September 30, 2021 and 2020, respectively. Total operating expense for the years ended September 30, 2021, and 2020 were 1.72% and 1.82%, respectively, of average assets.

Gain (Loss) on Real Estate Owned: Net gain on real estate owned was $427,000 for the year ended September 30, 2021, compared to a net gain of $26,000 for the year ended September 30, 2020. This amount includes ongoing maintenance expense, periodic valuation adjustments, and gains (losses) on sales of REO.

Income Tax Expense: Income tax expense was $49,523,000 for the year ended September 30, 2021, an increase of $3,775,000, or 8.3%, from the $45,748,000 for the year ended September 30, 2020. The increase is mostly due to a 6.4% increase in pre-tax income. The effective tax rate for 2021 was 21.24% as compared to 20.87% for the year ended September 30, 2020. The effective tax rate of 21.24% for 2021 differs from the statutory rate mainly due to the effects of state taxes, bank-owned life insurance, tax credit investments, tax-exempt loans to municipal entities and other qualified borrowers as well as adjustments to deferred tax items.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPARISON OF 2020 RESULTS WITH 2019

For management's review of the factors that affected our results of operations for the years ended September 30, 2020 and 2019 refer to our Annual Report on Form 10-K for the year ended September 30, 2020, which was filed with the Securities and Exchange Commission on November 20, 2020.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The principal sources of funds for the Company's activities are loan repayments (including prepayments), net deposit inflows, borrowings, repayments and sales of investments and retained earnings, if applicable. The Company's principal sources of revenue are interest on loans and interest and dividends on investments. Additionally, the Company earns fee income for loan, deposit, insurance and other services.
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
The Company's shareholders' equity at September 30, 2021, was $2,126,064,000, or 10.82% of total assets, as compared to $2,014,133,000, or 10.72% of total assets, at September 30, 2020. The Company's shareholders' equity was impacted in the year by the February 8, 2021 issuance of Series A Preferred Stock and the receipt of net proceeds, after underwriting discounts and expenses of $293,325,000. Additionally, net income of $183,615,000, the payment of $65,876,000 in common stock dividends, payment of $6,378,000 in preferred stock dividends, $348,651,000 of treasury stock purchases, as well as other comprehensive income of $52,832,000 impacted shareholders' equity. The Company paid out 38.1% of its 2021 earnings in cash dividends to common shareholders, compared with 38.5% last year. For the year ended September 30, 2021, the Company returned 226% of net income to shareholders in the form of cash dividends and share repurchases as compared to 103% for the year ended September 30, 2020. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment. Share repurchases were temporarily suspended during the COVID-19 pandemic but resumed in 2021. The Company’s share repurchase program may be modified, suspended or terminated at any time, and the timing and amount of share repurchases is subject to market conditions and the market price of the Company’s common stock, as well as other factors.
The Bank has a credit line with the Federal Home Loan Bank of Des Moines ("FHLB") up to 45% of total assets depending on specific collateral eligibility. This line provides a substantial source of additional liquidity if needed. Based on collateral pledged as of September 30, 2021, the Bank had $2,267,319,000 of additional borrowing capacity at the FHLB.

The Bank has entered into borrowing agreements with the FHLB to borrow funds under a short-term floating rate cash management advance program and fixed-rate term advance agreements. All borrowings are secured by stock of the FHLB, deposits with the FHLB, and a blanket pledge of qualifying loans receivable as provided in the agreements with the FHLB. The Bank is also eligible to borrow under the Federal Reserve Bank's primary credit program.
The Company's cash and cash equivalents were $2,090,809,000 at September 30, 2021, which is a 22.8% increase from the balance of $1,702,977,000 as of September 30, 2020. This increase was primarily due to the $1,762,488,000 increase in customer deposits, the majority of which was used to fund growth in the loan portfolio and paydown FHLB borrowings. See “Changes in Financial Condition” above and the “Statement of Cash Flows” included in the financial statements for additional details regarding this change.
The following table presents the Company's significant fixed and determinable contractual obligations, within the categories described below, by contractual maturity or payment amount.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2021	Total	Less than 1 Year	1 to 5 Years	Over 5 Years
	(In thousands)
Customer accounts (1)	$15,542,112	$14,883,733	$657,534	$845
Debt obligations (2)	1,720,000	1,320,000	400,000	—
Operating lease obligations	32,270	6,197	17,758	8,315
	$17,294,382	$16,209,930	$1,075,292	$9,160

(1) Includes non-maturing customer transaction accounts.
(2) Represents contractual maturities of FHLB advances. Taking into account cash flow hedges, the weighted average effective maturity of FHLB advances at September 30, 2021 is 5.03 years.
These obligations are included in the Consolidated Statements of Financial Condition. The payment amounts of the operating lease obligations represent those amounts contractually due.

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk

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

Interest rate risk arises in part due to the Bank's significant holdings of fixed-rate single-family home loans, which are longer-term than customer accounts that constitute its primary liabilities. Accordingly, assets do not usually respond as quickly to changes in interest rates as liabilities. In the absence of management action, net interest income can be expected to decline when interest rates rise and to expand when interest rates fall. Shortening the maturity or repricing of the investment portfolio is one action that management can take. The composition of the investment portfolio was 56.2% variable rate and 43.8% fixed rate as of September 30, 2021 to provide some protection against rising rates. In addition, the Bank is producing more commercial loans that have shorter terms and/or variable rates and has increased less rate sensitive transaction deposit accounts to 77.9% of the deposit portfolio.

The Company's balance sheet strategy, in conjunction with low operating costs, has allowed the Company to manage interest rate risk, within guidelines established by the Board, through all interest rate cycles. It is management's objective to grow the dollar amount of net interest income, through the rate cycles, acknowledging that there will be some periods of time when that will not be feasible. Cash and cash equivalents of $2,090,809,000 and shareholders' equity of $2,126,064,000 provide management with flexibility in managing interest rate risk. Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing commercial loans having shorter average lives and transaction deposit accounts, to position itself for changing interest rates.

Net Interest Income Sensitivity. We estimate the sensitivity of our net interest income to changes in market interest rates using an interest rate simulation model that includes assumptions related to the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments for multiple interest rate change scenarios. Interest rate sensitivity depends on certain repricing characteristics in our interest-earning assets and interest-bearing liabilities, including the maturity structure of assets and liabilities and their repricing characteristics during the periods of changes in market interest rates. The analysis presented below assumes a constant balance sheet. Actual results would differ from the assumptions used in this model, as management monitors and adjusts loan and deposit pricing and the size and composition of the balance sheet to respond to changing interest rates.

In the event of an immediate and parallel increase of 200 basis points in both short- and long-term interest rates, the model estimates that net interest income would increase by 9.7% in the next year. This compares to an estimated increase of 3.4% as of the September 30, 2020 analysis. It is noted that a flattening yield curve where the spread between short-term rates and long-term rates decreases would likely result in lower net interest income and vice versa for a steepening yield curve. Management estimates that a gradual increase of 300 basis points in short-term rates and 100 basis points in long-term rates over two years would result in a 1.1% increase in net interest income in the first year and an increase of 5.7% in the second year, assuming a constant balance sheet and no management intervention.

NPV Sensitivity. The NPV is an estimate of the market value of shareholders' equity at a point in time. It is derived by calculating the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates provides a longer term view of interest rate risk of the current balance sheet as it incorporates all future expected cash flows. As of September 30, 2021, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decrease by $207,000,000, or 6.8%, and the NPV-to-total assets ratio to decline to 15.2% from a base of 15.5%. As of September 30, 2020, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV was estimated to increase by $141,000,000, or 5.3%, and the NPV-to-total assets ratio to rise to 15.6% from a base of 14.1%. The change in the sensitivity of the NPV ratio to this assumed change in interest rates is primarily due to the steepening of the yield curve and changes in balance sheet mix year over year.

Interest Rate Spread. The interest rate spread is measured as the difference between the rate on interest-earning assets and the rate on interest-bearing liabilities at the end of each period. The period end interest rate spread was 2.45% at September 30, 2021 and 2.34% at September 30, 2020. As of September 30, 2021, the weighted-average rate on interest-earning assets decreased by 23 basis points to 2.80% compared to September 30, 2020. The lower rate on interest-earning assets is due primarily to repayments on fixed rate loans with higher rates than newly originated loans, as well as prepayments of fixed rate mortgage-backed securities at higher rates, which resulted in asset balance mix shifting to lower yielding cash and investments. As of September 30, 2021, the weighted-average rate on interest-bearing liabilities decreased by 34 basis points to 0.35% compared to September 30, 2020. The lower rate on interest-bearing liabilities primarily resulted from a greater mix of lower rate transaction deposit accounts, time deposits repricing at lower rates and a lower rate on FHLB borrowings due to repayment of advances with higher rates. The period end interest rate spread for the last eight fiscal quarters is shown below:

	SEP 2021	JUN 2021	MAR 2021	DEC 2020	SEP 2020	JUN 2020	MAR 2020	DEC 2019
Interest rate on loans and mortgage-backed securities	3.37%	3.30%	3.38%	3.48%	3.55%	3.62%	4.06%	4.17%
Interest rate on other interest-earning assets	0.53	0.58	0.54	0.64	0.63	0.73	0.76	2.00
Combined, all interest-earning assets	2.80	2.72	2.75	2.92	3.03	3.21	3.59	4.00
Interest rate on customer accounts	0.23	0.24	0.25	0.36	0.48	0.57	0.77	1.02
Interest rate on borrowings	1.51	1.74	1.84	1.82	1.79	1.49	1.37	2.46
Combined cost of funds	0.35	0.41	0.45	0.58	0.69	0.73	0.89	1.24
Interest rate spread	2.45%	2.31%	2.30%	2.34%	2.34%	2.48%	2.70%	2.76%

The chart below shows the volatility of our period end net interest spread (dashed line measured against the right axis) compared to the relatively consistent growth in net interest income (solid line measured against the left axis). The relative consistency of net interest income is accomplished by actively managing the size and composition of the balance sheet through different rate cycles.

Net Interest Margin. The net interest margin is measured using net interest income divided by average interest-earning assets for the period. The net interest margin decreased to 2.80% for the year ended September 30, 2021, from 2.93% for the year ended September 30, 2020. The yield on interest-earning assets decreased 58 basis points to 3.28% and the cost of interest-

bearing liabilities decreased by 54 basis points to 0.61%. The lower yield on interest-earning assets is due primarily to repayments on fixed rate loans with higher rates than newly originated loans, as well as prepayments of fixed rate mortgage-backed securities at higher rates, which resulted in asset balance mix shifting to lower yielding cash and investments. The lower cost on interest-bearing liabilities primarily resulted from a greater mix of lower rate transaction deposit accounts, time deposits repricing at lower rates and a lower rate on FHLB borrowings due to repayment of advances with higher rates.

For the year ended September 30, 2021, average interest-earning assets increased by 12.4% to $18,036,174,000, up from $16,050,130,000 for the year ended September 30, 2020. The substantial balance sheet growth in 2021 was primarily due to the increase in customer deposits (noted below), which provided funding for growth in loans and other assets. During 2021, average loans receivable increased $943,212,000, or 7.7%, while the combined average balances of mortgage-backed securities, other investment securities and cash increased by $1,054,758,000 or 28.9%. Management views organic loan growth as the highest and best use of capital; thus the focus on primarily growing loans receivable.

During 2021, average interest-bearing customer deposit accounts increased $1,315,720,000 or 12.4% and the average balance of FHLB borrowings decreased by $298,569,000, or 11.8%, from 2020.

The following table sets forth the information explaining the changes in the net interest income and net interest margin.

	Net Interest Income Summary
	Year Ended September 30,
	2021			2020			2019
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Loans receivable (1)	$13,209,642	$537,660	4.07%	$12,266,430	$545,708	4.44%	$11,202,129	$515,807	4.60%
Mortgage-backed securities	1,290,901	24,707	1.91	2,060,804	49,312	2.39	2,543,796	70,407	2.77
Cash and other investment securities (2)	3,412,263	23,051	0.68	1,587,602	20,112	1.26	584,145	15,456	2.65
FHLB & FRB stock	123,368	6,192	5.02	135,294	6,133	4.52	129,382	5,413	4.18
Total interest-earning assets	18,036,174	591,610	3.28%	16,050,130	621,265	3.86%	14,459,452	607,083	4.20%
Other assets	1,279,085			1,254,061			1,155,819
Total assets	$19,315,259			$17,304,191			$15,615,271
Liabilities and Shareholders’ Equity
Interest-bearing customer accounts	$11,962,764	42,312	0.35%	$10,647,044	100,312	0.94%	$9,700,000	72,492	0.75%
FHLB advances	2,234,027	44,188	1.98	2,532,596	51,445	2.03	2,384,795	62,452	2.62
Other borrowings	11	—	0.69	19	—	0.46	—	—	—
Total interest-bearing liabilities	14,196,802	86,500	0.61%	13,179,659	151,757	1.15%	12,084,795	134,944	1.12%
Noninterest-bearing customer accounts	2,679,773			1,870,032			1,368,461
Other liabilities	249,134			244,203			155,950
Total liabilities	17,125,709			15,293,894			13,609,206
Shareholders’ equity	2,189,550			2,010,297			2,006,065
Total liabilities and shareholders’ equity	$19,315,259			$17,304,191			$15,615,271
Net interest income/interest rate spread		$505,110	2.67%		$469,508	2.71%		$472,139	3.08%
Net interest margin (3)			2.80%			2.93%			3.27%

   ___________________
(1)Interest income includes net amortization-accretion of deferred loan fees, costs, discounts and premiums of $48,079,000, $25,060,000 and $14,057,000 for year ended 2021, 2020 and 2019, respectively.
(2)Includes cash equivalents and non-mortgage backed security investments, such as U.S. agency obligations, mutual funds, corporate bonds, and municipal bonds.
(3)Net interest income divided by average interest-earning assets.

The following table shows the potential impact of rising interest rates on net income for one year. The Company's focus is primarily on the impact of rising rates generally, given the historically low current interest rate environment and the risk of abrupt upward or downward changes in short term rates. It is important to note that this is not a forecast or prediction of future events, but is used as a tool for measuring potential risk. This analysis assumes zero balance sheet growth and a constant percentage composition of assets and liabilities.

	Potential Increase (Decrease) in Net Interest Income
Basis Point Increase in Interest Rates	September 30, 2021		September 30, 2020
	(In thousands, except percentages)
100	$24,612	4.76%	$7,931	1.82%
200	50,065	9.67%	14,742	3.38%
300	72,721	14.05%	18,445	4.23%

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
The tables below express the NPV under varying interest scenarios.

September 30, 2021
Change in Interest Rates	Estimated NPV Amount	Estimated Increase/(Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)	(In thousands)	(In thousands)
300	$2,705,037	$(353,315)	14.88%
200	2,851,010	(207,342)	15.24
100	2,973,814	(84,538)	15.45
No change	3,058,352	—	15.46

September 30, 2020
Change in Interest Rates	Estimated NPV Amount	Estimated Increase/(Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)	(In thousands)	(In thousands)
300	$2,690,713	$(3,238)	15.22%
200	2,835,361	141,410	15.55
100	2,845,411	151,460	15.20
No change	2,693,951	—	14.10

As of September 30, 2021, the Company was in compliance with all of its interest rate risk policy guidelines.

Item 8.                 Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Washington Federal, Inc.
Seattle, Washington

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Washington Federal, Inc. and subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2021, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses - Refer to Notes A and E to the financial statements

Critical Audit Matter Description

Estimates of expected credit losses under the current expected credit loss (“CECL”) methodology required under Financial Accounting Standards Board (FASB) Accounting Standards Codification No. 326, Financial Instruments - Credit Losses (ASC 326) are based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. In order to estimate the expected credit losses for loans and unfunded loan commitments, the Company used either a cohort or weighted average remaining maturities (“WARM”) methodology to determine the historical loss rate, by loan portfolio class, then considered whether qualitative adjustments to those historical loss rates were warranted. As of September 30, 2021, the allowance for credit losses (“ACL”) was $171,300,000.

Significant management judgments are required in determining whether, and to what extent, qualitative adjustments for each portfolio loan class are required. These adjustments are made after considering the conditions over the period from which historical loss experience was based and are split into two components: 1) asset or class specific risk characteristics or current conditions at the reporting date related to portfolio credit quality, remaining payments, volume and nature, credit culture and management, business environment or other management factors, not captured in the historical loss rates and 2) reasonable and supportable forecasts of future economic conditions and collateral values.

Given the significance of the ACL, reliance on historical loss rates and the management judgments required for quantitative and qualitative evaluation of past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts, performing audit procedures to evaluate the ACL requires a high degree of auditor judgment and increased extent of effort, including the need to involve our credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ACL, included the following, among others:

•We tested the effectiveness of management’s controls over (1) key assumptions and judgments, (2) the CECL estimation model for loan portfolios, (3) the qualitative adjustments determined by management including the reasonable and supportable forecast adjustment selected by management, (4) and disclosures.

•We evaluated the appropriateness of the Company’s accounting policies, assumptions, and elections involved in the application of the CECL methodology.

•We tested the underlying data and mathematical accuracy of the cohort and WARM methodologies used to determine the loan portfolio class historical loss rates.

•We evaluated the reasonableness and conceptual soundness of the methodologies, as applied in the CECL estimation models, including key assumptions and judgments in estimating expected credit losses.

•We evaluated the accuracy and completeness of the Company’s disclosures in accordance with ASC 326.

•Specific to the qualitative adjustments made to the historical loss rates:
- We assessed the appropriateness of the framework for the qualitative adjustments.
- We performed analysis to evaluate the relevance of each of the reasonable and supportable forecast assumptions to historic losses.
- We evaluated management’s reasonable and supportable forecast of economic variables by comparing forecasts to relevant external market data.
- We assessed management’s determination whether, and to what extent, a qualitative adjustment was warranted to certain loan portfolio classes to account for specific risk characteristics or current conditions that differ from the period over which the historical loss rate was determined.

Seattle, Washington
November 19, 2021

We have served as the Company’s auditor since at least 1982; however, an earlier year could not be reliably determined.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2021	September 30, 2020
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$2,090,809	$1,702,977
Available-for-sale securities, at fair value	2,138,259	2,249,492
Held-to-maturity securities, at amortized cost	366,025	705,838
Loans receivable, net of allowance for loan losses of $171,300 and $166,955	13,833,570	12,792,317
Interest receivable	50,636	53,799
Premises and equipment, net	255,152	252,805
Real estate owned	8,204	4,966
FHLB & FRB stock	102,863	141,990
Bank owned life insurance	233,263	227,749
Intangible assets, including goodwill of $303,457 and $302,707	310,019	309,906
Federal and state income tax assets, net	3,877	5,708
Other assets	257,897	346,508
	$19,650,574	$18,794,055
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$12,108,025	$9,806,432
Time deposit accounts	3,434,087	3,973,192
	15,542,112	13,779,624
FHLB advances	1,720,000	2,700,000
Advance payments by borrowers for taxes and insurance	47,016	49,462
Accrued expenses and other liabilities	215,382	250,836
	17,524,510	16,779,922
Commitments and contingencies (see Note M)
Shareholders’ equity
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 300,000 and 0 shares issued; 300,000 and 0 shares outstanding	300,000	—
Common stock, $1.00 par value, 300,000,000 shares authorized; 135,993,254 and 135,727,237 shares issued; 65,145,268 and 75,689,364 shares outstanding	135,993	135,727
Paid-in capital	1,678,622	1,678,843
Accumulated other comprehensive income (loss), net of taxes	69,785	16,953
Treasury stock, at cost; 70,847,986 and 60,037,873 shares	(1,586,947)	(1,238,296)
Retained earnings	1,528,611	1,420,906
	2,126,064	2,014,133
	$19,650,574	$18,794,055

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended September 30,	2021	2020	2019
	(In thousands, except share data)
INTEREST INCOME
Loans receivable	$537,660	$545,708	$568,096
Mortgage-backed securities	24,708	49,312	74,485
Investment securities and cash equivalents	29,242	26,245	28,885
	591,610	621,265	671,466
INTEREST EXPENSE
Customer accounts	42,313	100,312	122,216
FHLB advances	44,188	51,445	68,190
	86,501	151,757	190,406
Net interest income	505,109	469,508	481,060
Provision (release) for credit losses	500	21,750	(1,650)
Net interest income after provision (release)	504,609	447,758	482,710

OTHER INCOME
Gain (loss) on sale of investment securities	14	15,028	(9)
Gain (loss) on termination of hedging derivatives	14,110	—	—
Prepayment penalty on long-term debt	(13,788)	(13,809)	—
Loan fee income	6,899	7,293	3,941
Deposit fee income	24,686	23,691	24,882
Other income	28,640	54,757	33,504
	60,561	86,960	62,318
OTHER EXPENSE
Compensation and benefits	176,106	147,596	133,588
Occupancy	39,610	39,570	38,579
FDIC insurance premiums	14,368	10,939	9,808
Product delivery	18,505	17,010	15,934
Information technology	42,737	52,902	38,955
Other expense	41,133	47,541	46,199
	332,459	315,558	283,063
Gain (loss) on real estate owned, net	427	26	810
Income before income taxes	233,138	219,186	262,775
Income tax expense	49,523	45,748	52,519
Net income	183,615	173,438	210,256
Dividends on preferred stock	10,034	—	—
Net income available to common shareholders	$173,581	$173,438	$210,256

PER SHARE DATA
Basic earnings per common share	$2.39	$2.26	$2.61
Diluted earnings per common share	2.39	2.26	2.61
Dividends paid on common stock per share	0.91	0.87	0.79
Basic weighted average number of common shares outstanding	72,529,188	76,721,969	80,471,316
Diluted weighted average number of common shares outstanding	72,565,920	76,731,464	80,495,163

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended September 30,	2021	2020	2019
	(In thousands)
Net income	$183,615	$173,438	$210,256
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) during the period on available-for-sale debt securities, net of tax of $(2,020), $(6,220) and $(8,917)	6,762	20,528	30,278
Reclassification adjustment of net (gain) loss included in net income during the period from sale of available-for-sale securities, net of tax of $(3), $3,456 and $2	11	(11,572)	(7)
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	6,773	8,956	30,271

Net unrealized gain (loss) during the period on borrowing cash flow hedges, net of tax of $(17,003), $2,204 and $6,854	56,924	(7,295)	(23,273)
Reclassification adjustment of net (gain) loss included in net income during the period from hedging derivatives, net of tax of $3,245, $0 and $0	(10,865)	—	—
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	46,059	(7,295)	(23,273)

Other comprehensive income (loss)	52,832	1,661	6,998
Comprehensive income	$236,447	$175,099	$217,254

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at September 30, 2018	$—	$135,343	$1,666,609	$1,188,971	$8,294	$(1,002,309)	$1,996,908

Net income	—	—	—	210,256	—	—	210,256
Other comprehensive income (loss)	—	—	—	—	6,998	—	6,998
Dividends on common stock ($0.79 per share)	—	—	—	(63,318)	—	—	(63,318)
Proceeds from stock-based awards	—	39	701	—	—	—	740
Stock-based compensation expense	—	119	5,146	—	—	—	5,265
Repurchase of stock warrants	—	39	(39)	—	—	—	—
Treasury stock purchased	—	—	—	—	—	(123,854)	(123,854)
Balance at September 30, 2019	—	135,540	1,672,417	1,335,909	15,292	(1,126,163)	2,032,995

Adjustment pursuant to adoption of ASU 2016-13	—	—	—	(21,945)	—	—	(21,945)
Net income	—	—	—	173,438	—	—	173,438
Other comprehensive income (loss)	—	—	—		1,661	—	1,661
Dividends on common stock ($0.87 per share)	—	—	—	(66,496)	—	—	(66,496)
Proceeds from stock-based awards	—	8	136	—	—	—	144
Stock-based compensation expense	—	179	6,290	—	—	—	6,469
Treasury stock purchased	—	—	—	—	—	(112,133)	(112,133)
Balance at September 30, 2020	—	135,727	1,678,843	1,420,906	16,953	(1,238,296)	2,014,133

Net income	—	—	—	183,615	—	—	183,615
Other comprehensive income (loss)	—	—	—	—	52,832	—	52,832
Issuance of preferred stock, net	300,000	—	(6,675)	—	—	—	293,325
Dividends on common stock ($0.91 per share)	—	—	—	(65,876)	—	—	(65,876)
Dividends on preferred stock ($33.45 per share)	—	—	—	(10,034)	—	—	(10,034)
Proceeds from stock-based awards	—	20	319	—	—	—	339
Stock-based compensation expense	—	246	6,135	—	—	—	6,381
Treasury stock purchased	—	—	—	—	—	(348,651)	(348,651)
Balance at September 30, 2021	$300,000	$135,993	$1,678,622	$1,528,611	$69,785	$(1,586,947)	$2,126,064

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended September 30,	2021	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$183,615	$173,438	$210,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	33,914	39,912	31,058
Stock-based compensation expense	6,381	6,469	5,265
Provision (release) for credit losses	500	21,750	(1,650)
Loss (gain) on sale of investment securities	(14)	(15,028)	9
Prepayment penalty on early extinguishment of debt	13,788	13,809	—
Gain on early termination of long term borrowing hedge	(14,110)	—	—
Impairment loss on premises and equipment	944	6,431	—
Net realized (gain) loss on sales of premises, equipment and real estate owned	(593)	(31,990)	(12,484)
Decrease (increase) in accrued interest receivable	3,163	(4,942)	(1,562)
Decrease (increase) in federal and state income tax receivable	1,831	(5,708)	1,804
Decrease (increase) in cash surrender value of bank owned life insurance	(5,514)	(5,673)	(5,822)
Decrease (increase) in other assets	155,599	(146,893)	(17,416)
Increase (decrease) in federal and state income tax liabilities	(15,781)	890	3,043
Increase (decrease) in accrued expenses and other liabilities	(49,269)	114,135	21,553
Net cash provided (used) by operating activities	314,454	166,600	234,054

CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(556,274)	(902,481)	(452,334)
Loans purchased	(488,147)	(15,456)	—
FHLB & FRB stock purchase	(296,073)	(435,200)	(532,600)
FHLB & FRB stock redeemed	335,200	417,200	535,800
Available-for-sale securities purchased	(530,227)	(1,064,815)	(358,709)
Principal payments and maturities of available-for-sale securities	646,532	493,402	224,118
Proceeds from sales of available-for-sale investment securities	1,499	204,351	491
Principal payments and maturities of held-to-maturity securities	332,001	356,532	178,147
Proceeds from sales of real estate owned	3,340	5,022	8,659
Purchase of strategic investments	—	—	(5,000)
Net cash received (paid) in business combinations	(1,500)	(2,810)	—
Proceeds from sales of premises and equipment	3,376	55,213	15,585
Premises and equipment purchased and REO improvements	(29,472)	(31,937)	(35,530)
Net cash provided (used) by investing activities	(579,745)	(920,979)	(421,373)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	1,762,488	1,788,860	603,846
Proceeds from borrowings	7,400,000	10,880,000	13,315,000
Repayments of borrowings	(8,393,788)	(10,443,809)	(13,395,000)
Proceeds from the early termination of long term borrowing hedge	14,110	—	—
Proceeds from stock-based awards	339	144	740
Proceeds from issuance of preferred stock, net	293,325	—	—
Dividends paid on common stock	(65,876)	(66,496)	(63,318)
Dividends paid on preferred stock	(6,378)	—	—
Treasury stock purchased	(348,651)	(112,133)	(123,854)
Increase (decrease) in advance payments by borrowers for taxes and insurance	(2,446)	(8,368)	413
Net cash provided (used) by financing activities	653,123	2,038,198	337,827
Increase (decrease) in cash and cash equivalents	387,832	1,283,819	150,508
Cash and cash equivalents at beginning of year	1,702,977	419,158	268,650
Cash and cash equivalents at end of year	$2,090,809	$1,702,977	$419,158
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended September 30,	2021	2020	2019
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$221	$1,765	$1,839
Other personal property acquired through foreclosure	—	359	205
Non-cash financing activities
Stock issued upon exercise of warrants	—	—	1,082
Preferred stock dividend payable	3,656	—
Cash paid during the year for
Interest	71,845	146,675	194,277
Income taxes	47,854	35,640	33,545

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company and nature of operations. Washington Federal Bank, National Association, a federally-insured national bank dba WaFd Bank (the “Bank” or “WaFd Bank”), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. Washington Federal, Inc., a Washington corporation (the “Company”), was formed as the Bank’s holding company in November, 1994. As used throughout this document, the terms “Washington Federal” or the “Company” refer to the Company and its consolidated subsidiaries, and the term “Bank” refers to the operating subsidiary, Washington Federal Bank, National Association. The Company is headquartered in Seattle, Washington. The Bank conducts its activities through a network of 219 bank branches located in Washington, Oregon, Idaho, Utah, Arizona, Nevada, New Mexico and Texas.
Basis of presentation and use of estimates. The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (U.S. GAAP). Inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, the Company makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures. The areas that require application of significant management judgments often result in the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Actual results could differ materially from those estimates. Certain amounts in the financial statements from prior periods have been reclassified to conform to the current financial statement presentation. In certain instances, amounts in text are presented by rounding to the nearest thousand.
The Company's fiscal year end is September 30. All references to 2021, 2020 and 2019 represent balances as of September 30, 2021, September 30, 2020, and September 30, 2019, or activity for the fiscal years then ended.

Preferred stock. On February 8, 2021, in connection with an underwritten public offering, the Company issued 300,000 shares of 4.875% Noncumulative Perpetual Series A Preferred Stock (“Series A Preferred Stock”). Net proceeds, after underwriting discounts and expenses, were $293,325,000. The public offering consisted of the issuance and sale of 12,000,000 depositary shares, each representing a 1/40th interest in a share of the Series A Preferred Stock, at a public offering price of $25.00 per depositary share. Holders of the depositary shares are entitled to all proportional rights and preferences of the Series A Preferred Stock (including, dividend, voting, redemption and liquidation rights). The depositary shares are traded on the NASDAQ Global Select Market under the symbol "WAFDP." The Series A Preferred Stock is redeemable at the option of the Company, subject to all applicable regulatory approvals, on or after April 15, 2026.

Cash and cash equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, overnight investments and repurchase agreements with an initial maturity of three months or less.

Restricted cash balances - Based on the level of vault cash on hand, the Company was not required to maintain cash reserve balances with the Federal Reserve Bank as of September 30, 2021. As of September 30, 2021 and September 30, 2020, the Company pledged cash collateral related to derivative contracts of $1,500,000 and $97,600,000, respectively.

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
Debt securities, including mortgage-backed securities. The Company accounts for debt securities in two categories: held-to-maturity and available-for-sale. Premiums and discounts on debt securities are deferred and recognized into income over the contractual life of the asset using the effective interest method.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019
Held-to-maturity securities are accounted for at amortized cost, but the Company must have both the positive intent and the ability to hold those securities to maturity. There are very limited circumstances under which securities in the held-to-maturity category can be sold without jeopardizing the cost basis of accounting for the remainder of the securities in this category.
Available-for-sale securities are accounted for at fair value. Gains and losses realized on the sale of these securities are accounted for based on the specific identification method. Unrealized gains and losses for available-for-sale securities are excluded from earnings and reported net of the related tax effect in the accumulated other comprehensive income component of shareholders' equity.
Allowance for Credit Losses (Held-to-Maturity Debt Securities). For held-to-maturity (“HTM”) debt securities, the Company is required to utilize a CECL methodology to estimate expected credit losses. Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities. As September 30, 2021, the Company determined that the expected credit loss on its corporate and municipal bonds was immaterial, and therefore, an allowance for credit losses was not recorded. See Note C "Investment Securities" and Note F "Fair Value Measurements" for more information about HTM debt securities.

Allowance for Credit Losses (Available-for-Sale Debt Securities). The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Under the new guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of September 30, 2021, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note C "Investment Securities" and Note F "Fair Value Measurements" for more information about AFS debt securities.

Loans receivable. Loans that are performing in accordance with their contractual terms are carried at the unpaid principal balance, net of premiums, discounts and net deferred loan fees. Net deferred loan fees include nonrefundable loan origination fees less direct loan origination costs. Net deferred loan fees, premiums and discounts are amortized into interest income using either the interest method or straight-line method over the terms of the loans, adjusted for actual prepayments. In addition to fees and costs for originating loans, various other fees and charges related to existing loans may occur, including prepayment charges, late charges and assumption fees.
When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower. Contact is made after a payment is 30 days past its grace period. In most cases, deficiencies are cured promptly. If the delinquency is not cured within 90 days, the Bank may institute appropriate action to foreclose on the property. If foreclosed, the property is sold at a public sale and may be purchased by the Bank.
Allowance for Credit Losses (Loans Receivable). Effective October 1, 2019, the Company has applied FASB ASU 2016-13, Financial Instruments - Credit Losses ("ASC 326"), so the allowance calculation is based on current expected credit loss methodology ("CECL"). Prior to October 1, 2019, the calculation was based on incurred loss methodology. The Company

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019
maintains an allowance for credit losses (“ACL”) for the expected credit losses of the loan portfolio as well as unfunded loan commitments. The amount of ACL is based on ongoing, quarterly assessments by management. The CECL methodology requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures) and replaces the incurred loss methodology’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred. See Note E "Allowance for Losses on Loans" for details.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019
expected” TDRs, which are identified by the Company as a loan expected to be classified as a TDR within the next six months. Management judgment is utilized to make this determination.

Troubled debt restructured loans ("TDRs"). The Company will consider modifying the interest rates and terms of a loan if it determines that a modification is a better alternative to foreclosure. Most TDRs are accruing and performing loans where the borrower has proactively approached the Company about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The concession for these loans is typically a payment reduction through a rate reduction of 100 to 200 bps for a specific term, usually six to 12 months. Interest-only payments may also be approved during the modification period. Principal forgiveness is generally not an available option for restructured loans. Before granting approval to modify a loan in a TDR, the borrower’s ability to repay is evaluated, including: current income levels and debt to income ratio, borrower’s credit score, payment history of the loan and updated evaluation of the secondary repayment source. The Company also modifies some loans that are not classified as TDRs as the modification is due to a restructuring where the effective interest rate on the debt is reduced to reflect a decrease in market interest rates. The Company's ACL reflects the effects of a TDR when management reasonably expects at the reporting date that a TDR will be executed with an individual borrower.

Non-accrual loans. Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. The Company does not accrue interest on loans 90 days or more past due. If payment is made on a loan so that the loan becomes less than 90 days past due, and the Company expects full collection of principal and interest, the loan is returned to full accrual status. Any interest ultimately collected is credited to income in the period of recovery. A loan is charged-off when the loss is estimable and it is confirmed that the borrower is not expected to be able to meet contractual obligations.
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
Accrued interest receivable. Upon adoption of ASC 326, the Company made the following elections regarding accrued interest receivable ("AIR"):

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
•Not measuring an allowance for credit losses for accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. We believe accrued interest receivable recorded as of September 30, 2021 is collectible.

Off-balance-sheet credit exposures. The only material off-balance-sheet credit exposures are loans in process and unused lines of credit. The reserve for unfunded commitments is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class. See Note M "Commitments and Contingencies" for details.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019
Client swap program hedges. Interest rate swap agreements are provided to certain clients who desire to convert their obligations from variable to fixed interest rates. Under these agreements, the Bank enters into a variable-rate loan agreement with a customer in addition to a swap agreement, and then enters into a corresponding swap agreement with a third party in order to offset its exposure on the customer swap agreement. As the interest rate swap agreements with the customers and third parties are not designated as accounting hedges under FASB ASC 815, the instruments are marked to market in earnings. The change in fair value of the offsetting swaps are included in other noninterest income and there is no impact on net income. There is fee income earned on the swaps that is included in loan fee income.
Borrowings cash flow hedges. The Company has entered into interest rate swaps to convert a series of future short-term borrowings to fixed-rate payments. These interest rate swaps qualify as cash flow hedging instruments under ASC 815 so gains and losses are recorded in Other Comprehensive Income to the extent the hedge is effective. Gains and losses on the interest rate swaps are reclassified from OCI to earnings in the period the hedged transaction affects earnings and are included in the same income statement line item that the hedged transaction is recorded.
Mortgage loan "last-of-layer" portfolio hedges. The Company has entered into interest rate swaps to hedge the portion of the respective closed portfolios of prepayable mortgage loans that are expected to remain at the end of the hedge term. These hedges qualify as last-of-layer hedges under ASC 815 and provide for matching of the recognition of the gains and losses on the interest rate swap and the related hedged item.
Commercial loan fair value hedges. The Company has entered into interest rate swaps to hedge long term fixed rate commercial loans. These hedges qualify as fair value hedges under ASC 815 and provide for matching of the recognition of the gains and losses on the interest rate swap and the related hedged loan.
Premises and equipment. Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Costs for improvements are capitalized. Charges for ordinary maintenance and repairs are expensed to operations as incurred.
Real estate owned. Real estate properties acquired through foreclosure of loans or through acquisitions are recorded initially at fair value less selling costs and are subsequently recorded at lower of cost or fair value. Costs for improvements are capitalized. Any gains (losses) and maintenance costs are recorded in Gain (loss) on real estate owned, net.
Intangible assets. Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Other intangibles, including core deposit intangibles, are acquired assets that lack physical substance but can be distinguished from goodwill. Goodwill is evaluated for impairment on an annual basis during the fourth quarter. Other intangible assets are amortized over their estimated lives and are subject to impairment testing when events or circumstances change. If circumstances indicate that the carrying value of the assets may not be recoverable, an impairment charge could be recorded. The Bank amortizes the core deposit intangibles over their estimated lives using an accelerated method.
The table below provides detail regarding the Company's intangible assets.

	Goodwill	Core Deposit and Other Intangibles	Total
	(In thousands)
Balance at September 30, 2019	$301,368	$7,879	$309,247
Additions	1,339	1,471	2,810
Amortization	—	(2,151)	(2,151)
Balance at September 30, 2020	302,707	7,199	309,906
Additions	750	750	1,500
Amortization	—	(1,387)	(1,387)
Balance at September 30, 2021	$303,457	$6,562	$310,019

The table below presents the estimated future amortization expense of core deposit and other intangibles for the next five years.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

Fiscal Year	Expense
(In thousands)
2022	$1,012
2023	955
2024	921
2025	872
2026	829

Income taxes. Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, a deferred tax asset or liability is determined based on the temporary differences between the financial statement and corresponding tax treatment of income, gains, losses, deductions or credits using enacted tax rates in effect for the year in which the differences are expected to reverse. The provision for income taxes includes current and deferred income tax expense based on net income adjusted for temporary and permanent differences such as depreciation, loan loss reserve, tax-exempt interest, and affordable housing tax credits. Reserves for uncertain tax positions, together with any related interest and penalties, if applicable, and amortization of affordable housing tax credit investments are recorded within income tax expense.
Accounting for stock-based compensation. We recognize in the statement of operations the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees' requisite service period (generally the vesting period). The requisite service period may be subject to performance conditions. Stock options and restricted stock awards generally vest ratably over two to five years and are recognized as expense over that same period of time. The exercise price of each option equals the market price of the Company's common stock on the date of the grant, and the maximum term is ten years.

Certain grants of restricted stock are subject to performance-based and market-based vesting as well as other approved vesting conditions and cliff vest based on those conditions. Compensation expense is recognized over the service period to the extent restricted stock awards are expected to vest. See Note P "Stock Award Plans" for additional information.
Business segments. As the Company manages its business and operations on a consolidated basis, management has determined that there is one reportable business segment.

Regulatory matters. On February 28, 2018, pursuant to a Stipulation and Consent to the Issuance of a Consent Order (the “Consent Order”), the Office of the Comptroller of the Currency issued a Consent Order relating to the Bank, the terms of which are intended to further enhance its Bank Secrecy Act ("BSA") program. The Consent Order requires the Bank to create a BSA-focused action plan, supplement existing customer due diligence policies and procedures, perform a BSA risk assessment, perform a transaction activity look-back, enhance training, and complete independent testing. On September 30, 2021, the Bank announced it agreed to a $2,500,000 civil money penalty relating to the Consent Order, without admitting to the alleged violations. The Consent Order remains in place. The Bank is working cooperatively with the OCC to implement the necessary changes to comply with the provisions of the Consent Order.
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
Subsequent events. The Company has evaluated subsequent events for adjustment to or disclosure in the Company’s consolidated financial statements through the date of this report, and the Company has not identified any recordable or disclosable events, not otherwise reported in these consolidated financial statements or the notes thereto.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

NOTE C - INVESTMENT SECURITIES

The tables below provide detail regarding the amortized cost and fair value of available-for-sale and held-to-maturity investment securities.

September 30, 2021	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	$47,339	$240	$—	$47,579	0.44%
5 to 10 years	14,064	136	—	14,200	2.05
Asset-backed securities
1 to 5 years	19,730	—	(434)	19,296	0.52
5 to 10 years	71,207	412	(97)	71,522	0.57
Over 10 years	973,892	14,069	(98)	987,863	0.94
Corporate debt securities due
Within 1 year	225,928	7,860	—	233,788	1.57
1 to 5 years	86,802	1,345	—	88,147	4.64
5 to 10 years	28,804	249	—	29,053	1.95
Municipal bonds due
Within 1 year	1,493	17	—	1,510	—
5 to 10 years	5,781	294	—	6,075	0.22
Over 10 years	29,909	2,490	—	32,399	5.85
Mortgage-backed securities
Agency pass-through certificates	585,121	23,717	(2,011)	606,827	2.60
	2,090,070	50,829	(2,640)	2,138,259	1.69
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	366,025	13,522	—	379,547	3.17
	366,025	13,522	—	379,547	3.17
	$2,456,095	$64,351	$(2,640)	$2,517,806	1.89%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

September 30, 2020	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
5 to 10 years	$18,448	$376	$—	$18,824	2.05%
Asset-backed securities
5 to 10 years	38,289	—	(1,600)	36,689	0.83
Over 10 years	906,489	647	(6,908)	900,228	1.14
Corporate debt securities due
Within 1 year	54,209	337	(51)	54,495	1.22
1 to 5 years	128,289	3,366	(428)	131,227	1.78
5 to 10 years	97,157	4,305	—	101,462	1.50
Municipal bonds due
1 to 5 years	1,461	36	—	1,497	—
Over 10 years	36,044	774	—	36,818	5.40
Mortgage-backed securities
Agency pass-through certificates	929,713	39,166	(627)	968,252	2.82
	2,210,099	49,007	(9,614)	2,249,492	1.97
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	698,934	21,582	—	720,516	3.16
Commercial MBS	6,904	—	(52)	6,852	1.02
	705,838	21,582	(52)	727,368	3.14
	$2,915,937	$70,589	$(9,666)	$2,976,860	2.25%

During fiscal year 2020, as permitted in conjunction with the adoption of ASU 2019-04, the Company reclassified $374,680,000 of prepayable debt securities from held-to-maturity to available-for-sale. The Company purchased $530,227,000 of available-for-sale investment securities and no held-to-maturity investment securities during 2021. Sales of available-for-sale securities totaled $1,499,000 and there were no sales of held-to-maturity investment securities in 2021. Substantially all mortgage-backed securities have contractual due dates that exceed 25 years.

The Company elected to exclude AIR from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS securities, AIR totaled $3,459,000 and $3,285,000 as of September 30, 2021 and September 30, 2020, respectively. For HTM debt securities, AIR totaled $944,000 and $1,811,000 as of September 30, 2021 and September 30, 2020, respectively. AIR is included in the “interest receivable” line item on the Company’s consolidated statements of financial condition.

The following tables show the gross unrealized losses and fair value of securities as of September 30, 2021 and September 30, 2020, by length of time that individual securities in each category have been in a continuous loss position. There were 31 and 51 securities with an unrealized loss as of September 30, 2021 and September 30, 2020, respectively. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be impaired.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

September 30, 2021	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Asset-backed securities	$(15)	$4,639	$(614)	$70,058	$(629)	$74,697
Mortgage-backed securities	(1,569)	47,758	(442)	32,266	(2,011)	80,024
	(1,584)	52,397	(1,056)	102,324	(2,640)	154,721
Held-to-maturity securities
Mortgage-backed securities	—	—	—	—	—	—
	$(1,584)	$52,397	$(1,056)	$102,324	$(2,640)	$154,721

September 30, 2020	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(74)	$45,875	$(405)	$24,596	$(479)	$70,471
Asset-backed securities	(5,481)	587,746	(3,027)	204,369	(8,508)	792,115
Mortgage-backed securities	(278)	41,897	(349)	56,196	(627)	98,093
	(5,833)	675,518	(3,781)	285,161	(9,614)	960,679
Held-to-maturity securities
Mortgage-backed securities	(52)	6,853	—	—	(52)	6,853
	$(5,885)	$682,371	$(3,781)	$285,161	$(9,666)	$967,532

Substantially all of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2021 or September 30, 2020.

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment as of September 30, 2021 or September 30, 2020. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The issuers of the corporate debt securities and municipal bonds held are considered to be of high credit quality (rated AA or higher) and the decline in fair value is due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

NOTE D - LOANS RECEIVABLE

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	September 30, 2021		September 30, 2020
	($ in thousands)		($ in thousands)
Gross loans by category
Commercial loans
Multi-family	$2,291,477	14.0%	$1,538,762	10.6%
Commercial real estate	2,443,845	15.0	1,895,086	13.1
Commercial & industrial (1)	2,314,654	14.2	2,132,160	14.7
Construction	2,888,214	17.7	2,403,276	16.6
Land - acquisition & development	222,457	1.4	193,745	1.3
Total commercial loans	10,160,647	62.3	8,163,029	56.3
Consumer loans
Single-family residential	4,951,627	30.4	5,304,689	36.7
Construction - custom	783,221	4.8	674,879	4.7
Land - consumer lot loans	149,956	0.9	102,263	0.7
HELOC	165,989	1.0	139,703	1.0
Consumer	87,892	0.5	83,159	0.6
Total consumer loans	6,138,685	37.7	6,304,693	43.7
Total gross loans	16,299,332	100%	14,467,722	100%
Less:
Allowance for loan losses	171,300		166,955
Loans in process	2,232,836		1,456,072
Net deferred fees, costs and discounts	61,626		52,378
Total loan contra accounts	2,465,762		1,675,405
Net loans	$13,833,570		$12,792,317
(1) Includes $311,795,000 and $762,004,000 of SBA Payroll Protection Program loans as of September 30, 2021 and
September 30, 2020, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of September 30, 2021 and September 30, 2020, AIR for loans totaled $46,234,000 and $48,704,000, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of financial condition.
Loans in the amount of $5,930,015,000 and $5,361,504,000 at September 30, 2021 and September 30, 2020, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. The FHLB does not have the right to sell or re-pledge these loans.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019
The following summary breaks down the Company's fixed rate and adjustable rate loans by time to maturity or to rate adjustment.

September 30, 2021
Fixed-Rate			Adjustable-Rate
Term To Maturity	Loans	% of Loans	Term To Rate Adjustment	Loans	% of Loans
	(In thousands)			(In thousands)
Within 1 year	$367,155	2.6%	Less than 1 year	$4,674,668	33.4%
1 to 3 years	329,780	2.4	1 to 3 years	296,535	2.1
3 to 5 years	772,262	5.5	3 to 5 years	690,120	4.9
5 to 10 years	1,356,438	9.7	5 to 10 years	73,214	0.5
10 to 20 years	1,065,005	7.6	10 to 20 years	25,400	0.2
Over 20 years	4,352,028	31.1	Over 20 years	2,265	—
	$8,242,668	58.9%		$5,762,202	41.1%

The Company has granted loans to officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans, including unfunded commitments to lend, was $142,806,000 and $112,812,000 at September 30, 2021 and 2020, respectively. As of September 30, 2021, all of these loans were performing in accordance with contractual terms.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019
The following table sets forth the amortized cost basis of loans receivable for non-accrual loans and loans 90 days or more past due and still accruing.

	September 30, 2021			September 30, 2020
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing
Commercial loans
Multi-family	$475	$—	$—	$—	$—	$—
Commercial real estate	8,038	—	—	3,771	—	—
Commercial & industrial	365	30	—	329	—	—
Construction	505	—	—	1,669	—	—
Land - acquisition & development	2,340	—	—	—	—	—
Total commercial loans	11,723	30	—	5,769	—	—
Consumer loans
Single-family residential	19,320	—	—	22,431	—	933
Construction - custom	—	—	—	—	—	—
Land - consumer lot loans	359	—	—	243	—	—
HELOC	287	—	—	553	—	—
Consumer	60	—	—	60	—	17
Total consumer loans	20,026	—	—	23,287	—	950
Total loans	$31,749	$30	$—	$29,056	$—	$950
% of total loans	0.23%			0.22%

The following tables break down loan delinquencies by loan portfolio segment and class.

September 30, 2021		Days Delinquent Based on $ Amount of Loans					% based on $
Loan type	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Past Due
	($ in thousands)
Commercial loans
Multi-Family	$2,273,689	$2,273,214	$—	$—	$475	$475	0.02%
Commercial Real Estate	2,429,332	2,428,014	971	64	283	1,318	0.05
Commercial & Industrial	2,303,927	2,303,605	—	—	322	322	0.01
Construction - Speculative	1,117,227	1,117,186	—	—	41	41	—
Land - Acquisition & Development	192,416	190,076	—	—	2,340	2,340	1.22
Total commercial loans	8,316,591	8,312,095	971	64	3,461	4,496	0.05
Consumer loans
Single-Family Residential	4,937,064	4,915,749	3,627	2,165	15,523	21,315	0.43
Construction - Custom	347,752	347,752	—	—	—	—	—
Land - Consumer Lot Loans	148,534	147,952	5	307	270	582	0.39
HELOC	166,940	166,627	47	—	266	313	0.19
Consumer	87,989	87,727	152	59	51	262	0.30
Total consumer loans	5,688,279	5,665,807	3,831	2,531	16,110	22,472	0.40
Total Loans	$14,004,870	$13,977,902	$4,802	$2,595	$19,571	$26,968	0.19%
Delinquency %		99.81%	0.03%	0.02%	0.14%	0.19%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

September 30, 2020		Days Delinquent Based on $ Amount of Loans					% based on $
Loan type	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Past Due
	($ in thousands)
Commercial loans
Multi-Family	$1,538,240	$1,538,240	$—	$—	$—	$—	—%
Commercial Real Estate	1,884,688	1,884,210	—	195	283	478	0.03
Commercial & Industrial	2,115,513	2,114,650	—	583	280	863	0.04
Construction - Speculative	1,352,414	1,350,752	—	—	1,662	1,662	0.12
Land - Acquisition & Development	153,571	153,571	—	—	—	—	—
Total commercial loans	7,044,426	7,041,423	—	778	2,225	3,003	0.04
Consumer loans
Single-Family Residential	5,293,962	5,267,608	3,922	3,108	19,324	26,354	0.50
Construction - Custom	295,953	295,953	—	—	—	—	—
Land - Consumer Lot Loans	101,394	101,029	152	—	213	365	0.36
HELOC	140,222	139,491	275	76	380	731	0.52
Consumer	83,315	82,959	121	11	224	356	0.43
Total consumer loans	5,914,846	5,887,040	4,470	3,195	20,141	27,806	0.47
Total Loans	$12,959,272	$12,928,463	$4,470	$3,973	$22,366	$30,809	0.24%
Delinquency %		99.76%	0.03%	0.03%	0.17%	0.24%

The Company has actively worked with its borrowers to modify consumer mortgage and commercial loans to provide payment deferrals as a result of the COVID-19 pandemic. The terms of the payment deferrals are generally 90 days for consumer mortgage loans and up to 180 days for commercial loans, and borrowers may be eligible for multiple deferrals. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) passed by Congress, these loan modifications are not accounted for as TDRs. In total, 1,472 consumer loans and 221 commercial loans were approved for deferrals. As of September 30, 2021, 18 mortgage loans totaling $5,600,000 and no commercial loans that had been modified remain in deferral. These loans are not considered past due until after the deferral period is over and scheduled payments have resumed.
The Company participated in the Small Business Administration’s Paycheck Protection Program. This program came about through the CARES Act to help small businesses keep their employees employed through the COVID-19 shelter in place orders. In 2020, the Company assisted over 6,500 businesses with more than $780,000,000 in PPP loan originations. In 2021 we assisted over 2,500 small businesses with $320,000,000 in PPP loans. As of September 30, 2021, approximately 7,000 PPP loans totaling $773,000,000 have been forgiven by the SBA.
Most TDRs are accruing and performing loans where the borrower has proactively approached the Company about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The concession for these loans is typically a payment reduction through a rate reduction of 100 to 200 bps for a specific term, usually six to 12 months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of September 30, 2021, the outstanding balance of TDRs was $65,128,000 as compared to $91,408,000 as of September 30, 2020. As of September 30, 2021, 97.7% of the restructured loans were performing. Single-family residential loans comprised 92.1% of TDRs as of September 30, 2021. The Company's ACL methodology takes into account the following performance indicators for restructured loans: 1) time since modification, 2) current payment status and 3) geographic area.

We evaluate the credit quality of our commercial loans based on regulatory risk ratings and also consider other factors. Based on this evaluation, the loans are assigned a grade and classified as follows:

•Pass – the credit does not meet one of the definitions below.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019
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

The following tables present by credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of September 30, 2021 and September 30, 2020.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

September 30, 2021	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$796,231	$479,038	$220,483	$205,661	$217,203	$287,595	$46,184	$—	$2,252,395
Special Mention	—	1,763	—	3,111	—	—	—	—	4,874
Substandard	—	—	7,548	651	3,703	4,518	—	—	16,420
Total	$796,231	$480,801	$228,031	$209,423	$220,906	$292,113	$46,184	$—	$2,273,689
Commercial real estate
Pass	$650,457	$434,117	$270,174	$260,344	$216,564	$339,374	$3,109	$247	$2,174,386
Special Mention	—	—	4,419	32,931	—	20,275	—	—	57,625
Substandard	—	8,362	71,972	17,290	46,800	51,800	1,097	—	197,321
Total	$650,457	$442,479	$346,565	$310,565	$263,364	$411,449	$4,206	$247	$2,429,332
Commercial & industrial
Pass	$687,597	$224,225	$50,054	$38,595	$75,674	$155,171	$864,669	$12,167	$2,108,152
Special Mention	5,947	3,287	6,302	—	—	—	32,588	—	48,124
Substandard	71	46,695	2,690	4,589	37	17,093	76,217	259	147,651
Total	$693,615	$274,207	$59,046	$43,184	$75,711	$172,264	$973,474	$12,426	$2,303,927
Construction
Pass	$402,578	$362,799	$214,189	$44,257	$15,656	$—	$76,312	$—	$1,115,791
Special Mention	931	—	—	—	—	—	—	—	931
Substandard	—	464	—	—	41	—	—	—	505
Total	$403,509	$363,263	$214,189	$44,257	$15,697	$—	$76,312	$—	$1,117,227
Land - acquisition & development
Pass	$89,770	$37,773	$14,070	$15,835	$13,635	$16,393	$2,600	$—	$190,076
Substandard	—	—	—	—	2,340	—	—	—	2,340
Total	$89,770	$37,773	$14,070	$15,835	$15,975	$16,393	$2,600	$—	$192,416
Total commercial loans
Pass	$2,626,633	$1,537,952	$768,970	$564,692	$538,732	$798,533	$992,874	$12,414	$7,840,800
Special Mention	6,878	5,050	10,721	36,042	—	20,275	32,588	—	111,554
Substandard	71	55,521	82,210	22,530	52,921	73,411	77,314	259	364,237
Total	$2,633,582	$1,598,523	$861,901	$623,264	$591,653	$892,219	$1,102,776	$12,673	$8,316,591

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

September 30, 2021	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$1,309,354	$824,827	$413,564	$352,070	$395,569	$1,620,365	$—	$—	$4,915,749
30 days past due	3	—	349	59	391	2,825	—	—	3,627
60 days past due	—	—	—	—	—	2,165	—	—	2,165
90+ days past due	—	—	—	115	169	15,239	—	—	15,523
Total	$1,309,357	$824,827	$413,913	$352,244	$396,129	$1,640,594	$—	$—	$4,937,064
Construction - custom
Current	$204,614	$139,175	$2,854	$1,109	$—	$—	$—	$—	$347,752
Total	$204,614	$139,175	$2,854	$1,109	$—	$—	$—	$—	$347,752
Land - consumer lot loans
Current	$85,342	$28,415	$9,012	$4,454	$5,404	$15,325	$—	$—	$147,952
30 days past due	—	—	—	—	—	5	—	—	5
60 days past due	—	142	—	—	—	165	—	—	307
90+ days past due	—	—	—	—	116	154	—	—	270
Total	$85,342	$28,557	$9,012	$4,454	$5,520	$15,649	$—	$—	$148,534
HELOC
Current	$—	$—	$—	$—	$—	$4,764	$160,183	$1,680	$166,627
30 days past due	—	—	—	—	—	31	16	—	47
90+ days past due	—	—	—	—	—	30	236	—	266
Total	$—	$—	$—	$—	$—	$4,825	$160,435	$1,680	$166,940
Consumer
Current	$12,091	$8,091	$606	$35,228	$36	$10,700	$20,975	$—	$87,727
30 days past due	—	—	13	—	54	82	3	—	152
60 days past due	—	—	4	—	—	55	—	—	59
90+ days past due	—	—	35	—	—	16	—	—	51
Total	$12,091	$8,091	$658	$35,228	$90	$10,853	$20,978	$—	$87,989
Total consumer loans
Current	$1,611,401	$1,000,508	$426,036	$392,861	$401,009	$1,651,154	$181,158	$1,680	$5,665,807
30 days past due	3	—	362	59	445	2,943	19	—	3,831
60 days past due	—	142	4	—	—	2,385	—	—	2,531
90+ days past due	—	—	35	115	285	15,439	236	—	16,110
Total	$1,611,404	$1,000,650	$426,437	$393,035	$401,739	$1,671,921	$181,413	$1,680	$5,688,279

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

September 30, 2020	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$397,008	$151,175	$267,832	$243,349	$177,888	$255,177	$14,263	$—	$1,506,692
Special Mention	649	2,815	907	4,515	2,654	2,181	—	—	13,721
Substandard	—	7,543	3,974	3,791	2,298	221	—	—	17,827
Total	$397,657	$161,533	$272,713	$251,655	$182,840	$257,579	$14,263	$—	$1,538,240
Commercial real estate
Pass	$425,246	$243,780	$259,958	$265,841	$182,584	$301,156	$2,558	$107	$1,681,230
Special Mention	5,096	13,694	3,987	14,910	303	54,194	—	—	92,184
Substandard	4,196	25,607	2,718	38,289	10,041	30,423	—	—	111,274
Total	$434,538	$283,081	$266,663	$319,040	$192,928	$385,773	$2,558	$107	$1,884,688
Commercial & industrial
Pass	$908,408	$64,015	$90,796	$79,421	$99,426	$75,672	$580,123	$848	$1,898,709
Special Mention	25,612	7,107	1,167	4,330	24,204	—	2,275	—	64,695
Substandard	30,894	9,696	10,780	901	23,907	4,561	71,223	147	152,109
Total	$964,914	$80,818	$102,743	$84,652	$147,537	$80,233	$653,621	$995	$2,115,513
Construction
Pass	$344,346	$405,030	$239,125	$132,034	$290	$—	$66,961	$—	$1,187,786
Special Mention	2,275	—	43,486	15,417	—	—	—	—	61,178
Substandard	7	33,457	5,847	21,915	42,224	—	—	—	103,450
Total	$346,628	$438,487	$288,458	$169,366	$42,514	$—	$66,961	$—	$1,352,414
Land - acquisition & development
Pass	$47,223	$43,297	$18,139	$18,338	$3,774	$1,911	$5,316	$—	$137,998
Special Mention	—	—	—	—	—	15,573	—	—	15,573
Total	$47,223	$43,297	$18,139	$18,338	$3,774	$17,484	$5,316	$—	$153,571
Total commercial loans
Pass	$2,122,231	$907,297	$875,850	$738,983	$463,962	$633,916	$669,221	$955	$6,412,415
Special Mention	33,632	23,616	49,547	39,172	27,161	71,948	2,275	—	247,351
Substandard	35,097	76,303	23,319	64,896	78,470	35,205	71,223	147	384,660
Total	$2,190,960	$1,007,216	$948,716	$843,051	$569,593	$741,069	$742,719	$1,102	$7,044,426

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

September 30, 2020	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior to 2016	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$828,030	$585,133	$597,198	$714,066	$523,000	$2,020,181	$—	$—	$5,267,608
30 days past due	—	—	—	859	135	2,928	—	—	3,922
60 days past due	—	—	—	—	—	3,108	—	—	3,108
90+ days past due	—	680	—	440	640	17,564	—	—	19,324
Total	$828,030	$585,813	$597,198	$715,365	$523,775	$2,043,781	$—	$—	$5,293,962
Construction - custom
Current	$200,853	$91,940	$3,160	$—	$—	$—	$—	$—	$295,953
Total	$200,853	$91,940	$3,160	$—	$—	$—	$—	$—	$295,953
Land - consumer lot loans
Current	$44,908	$18,139	$6,971	$7,693	$2,619	$20,699	$—	$—	$101,029
30 days past due	—	—	152	—	—	—	—	—	152
90+ days past due	—	—	—	122	—	91	—	—	213
Total	$44,908	$18,139	$7,123	$7,815	$2,619	$20,790	$—	$—	$101,394
HELOC
Current	$—	$—	$—	$—	$—	$6,732	$131,353	$1,406	$139,491
30 days past due	—	—	—	—	—	44	231	—	275
60 days past due	—	—	—	—	—	37	39	—	76
90+ days past due	—	—	—	—	—	30	350	—	380
Total	$—	$—	$—	$—	$—	$6,843	$131,973	$1,406	$140,222
Consumer
Current	$1,334	$1,527	$58,384	$129	$338	$18,523	$2,724	$—	$82,959
30 days past due	—	—	—	62	—	59	—	—	121
60 days past due	—	—	—	—	—	11	—	—	11
90+ days past due	—	54	—	159	—	6	5	—	224
Total	$1,334	$1,581	$58,384	$350	$338	$18,599	$2,729	$—	$83,315
Total consumer loans
Current	$1,075,125	$696,739	$665,713	$721,888	$525,957	$2,066,135	$134,077	$1,406	$5,887,040
30 days past due	—	—	152	921	135	3,031	231	—	4,470
60 days past due	—	—	—	—	—	3,156	39	—	3,195
90+ days past due	—	734	—	721	640	17,691	355	—	20,141
Total	$1,075,125	$697,473	$665,865	$723,530	$526,732	$2,090,013	$134,702	$1,406	$5,914,846

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019
NOTE E - ALLOWANCE FOR LOAN LOSSES

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A, "Summary of Significant Accounting Policies." The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Twelve Months Ended September 30, 2021	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$13,853	$—	$—	$3,096	$16,949
Commercial real estate	22,516	—	2,789	(1,868)	23,437
Commercial & industrial	38,665	(31)	92	7,231	45,957
Construction - speculative	24,156	—	—	1,429	25,585
Land - acquisition & development	10,733	(2)	622	2,094	13,447
Total commercial loans	109,923	(33)	3,503	11,982	125,375
Consumer loans
Single-family residential	45,186	(106)	2,026	(16,128)	30,978
Construction - custom	3,555	—	—	1,352	4,907
Land - consumer lot loans	2,729	—	168	2,042	4,939
HELOC	2,571	—	52	(233)	2,390
Consumer	2,991	(286)	1,021	(1,015)	2,711
Total consumer loans	57,032	(392)	3,267	(13,982)	45,925
	$166,955	$(425)	$6,770	$(2,000)	$171,300

Twelve Months Ended September 30, 2020	Beginning Allowance (Before ASC 326 Adoption)	Impact of ASC 326 Adoption	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance (Before ASC 326 Adoption)
	(In thousands)
Commercial loans
Multi-family	$7,391	$3,013	$—	$498	$2,951	$13,853
Commercial real estate	13,170	(146)	(111)	2,447	7,156	$22,516
Commercial & industrial	31,450	785	(4,196)	443	10,183	$38,665
Construction - speculative	32,304	(9,536)	—	188	1,200	$24,156
Land - acquisition & development	9,155	1,749	(11)	2,070	(2,230)	$10,733
Total commercial loans	93,470	(4,135)	(4,318)	5,646	19,260	109,923
Consumer loans
Single-family residential	30,988	16,783	(131)	1,394	(3,848)	45,186
Construction - custom	1,369	1,511	—	—	675	3,555
Land - consumer lot loans	2,143	492	(237)	639	(308)	2,729
HELOC	1,103	945	—	95	428	2,571
Consumer	2,461	2,154	(1,069)	1,252	(1,807)	2,991
Total consumer loans	38,064	21,885	(1,437)	3,380	(4,860)	57,032
	$131,534	$17,750	$(5,755)	$9,026	$14,400	$166,955

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

The Company recorded a provision for credit losses of $500,000 in fiscal 2021, compared to provision of $21,750,000 in 2020. The significant provision in 2020 was due to higher expected losses with the onset of the global pandemic. In 2021, provisioning for net growth in the loan portfolio was mostly offset by releases related to improvements in macroeconomic variables used in the forecast component of the reserve. The Company had recoveries, net of charge-offs, of $6,345,000 for the year ended September 30, 2021, compared with $3,271,000 of net recoveries for the year ended September 30, 2020. A loan is charged-off when the loss is estimable and it is confirmed that the borrower is not expected to be able to meet its contractual obligations. No allowance was recorded as of September 30, 2021 for the $305,162,000 of PPP loans, which are included in the commercial & industrial loan category, due to the government guarantee.

Non-accrual loans increased to $31,749,000 as of September 30, 2021, from $29,056,000 as of September 30, 2020. Non-performing assets totaled $43,625,000, or 0.22% of total assets, at September 30, 2021, compared to $37,695,000, or 0.20% of total assets, as of September 30, 2020.

As of September 30, 2021, the allowance for loan losses of $171,300,000 is for loans that are evaluated on a pooled basis, which was comprised of $120,357,000 related to the quantitative component and $50,943,000 related to management's qualitative overlays (including the forecast component of the reserve).
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

The following tables provide the amortized cost of loans receivable based on risk rating categories (as previously defined).

September 30, 2021	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Loan type
Commercial loans
Multi-family	$2,252,395	$4,874	$16,420	$—	$—	$2,273,689
Commercial real estate	2,174,386	57,625	197,321	—	—	2,429,332
Commercial & industrial	2,108,152	48,124	147,651	—	—	2,303,927
Construction - speculative	1,115,791	931	505	—	—	1,117,227
Land - acquisition & development	190,076	—	2,340	—	—	192,416
Total commercial loans	7,840,800	111,554	364,237	—	—	8,316,591
Consumer loans
Single-family residential	4,915,106	—	21,958	—	—	4,937,064
Construction - custom	347,752	—	—	—	—	347,752
Land - consumer lot loans	148,010	—	524	—	—	148,534
HELOC	166,652	—	288	—	—	166,940
Consumer	87,962	—	27	—	—	87,989
Total consumer loans	5,665,482	—	22,797	—	—	5,688,279
Total loans	$13,506,282	$111,554	$387,034	$—	$—	$14,004,870

Total grade as a % of total loans	96.4%	0.8%	2.8%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

September 30, 2020	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands)
Loan type
Commercial loans
Multi-family	$1,506,692	$13,721	$17,827	$—	$—	$1,538,240
Commercial real estate	1,681,230	92,184	111,274	—	—	1,884,688
Commercial & industrial	1,898,709	64,695	152,109	—	—	2,115,513
Construction - speculative	1,187,786	61,178	103,450	—	—	1,352,414
Land - acquisition & development	137,998	15,573	—	—	—	153,571
Total commercial loans	6,412,415	247,351	384,660	—	—	7,044,426
Consumer loans
Single-family residential	5,270,666	192	23,104	—	—	5,293,962
Construction - custom	295,953	—	—	—	—	295,953
Land - consumer lot loans	101,151	—	243	—	—	101,394
HELOC	139,646	—	576	—	—	140,222
Consumer	83,304	—	11	—	—	83,315
Total consumer loans	5,890,720	192	23,934	—	—	5,914,846
Total gross loans	$12,303,135	$247,543	$408,594	$—	$—	$12,959,272

Total grade as a % of total gross loans	94.9%	1.9%	3.2%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

The following tables provide information on amortized cost of loans receivable based on borrower payment activity.

September 30, 2021	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands)		(In thousands)
Commercial loans
Multi-family	$2,273,214	100.0%	$475	—%
Commercial real estate	2,421,294	99.7	8,038	0.3
Commercial & industrial	2,303,562	100.0	365	—
Construction - speculative	1,116,722	100.0	505	—
Land - acquisition & development	190,076	98.8	2,340	1.2
Total commercial loans	8,304,868	99.9	11,723	0.1
Consumer loans
Single-family residential	4,917,744	99.6	19,320	0.4
Construction - custom	347,752	100.0	—	—
Land - consumer lot loans	148,175	99.8	359	0.2
HELOC	166,653	99.8	287	0.2
Consumer	87,929	99.9	60	0.1
Total consumer loans	5,668,253	99.6	20,026	0.4
Total	$13,973,121	99.8%	$31,749	0.2%

September 30, 2020	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands)		(In thousands)
Commercial loans
Multi-family	$1,538,240	100.0%	$—	—%
Commercial real estate	1,880,917	99.8	3,771	0.2
Commercial & industrial	2,115,184	100.0	329	—
Construction - speculative	1,350,745	99.9	1,669	0.1
Land - acquisition & development	153,571	100.0	—	—
Total commercial loans	7,038,657	99.9	5,769	0.1
Consumer loans
Single-family residential	5,271,531	99.6	22,431	0.4
Construction - custom	295,953	100.0	—	—
Land - consumer lot loans	101,151	99.8	243	0.2
HELOC	139,669	99.6	553	0.4
Consumer	83,255	99.9	60	0.1
Total consumer loans	5,891,559	99.6	23,287	0.4
Total gross loans	$12,930,216	99.8%	$29,056	0.2%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

NOTE F - FAIR VALUE MEASUREMENTS

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
Measured on a Recurring Basis
Available-for-sale investment securities and derivative contracts
Securities available for sale are recorded at fair value on a recurring basis. The fair value of debt securities are priced using model pricing based on the securities' relationship to other benchmark quoted prices as provided by an independent third party, and under GAAP are considered a Level 2 input method. Securities that are traded on active exchanges, including the Company's equity securities, are measured using the closing price in an active market and are considered a Level 1 input method.
The Company offers interest rate swaps to its variable rate borrowers who want to manage their interest rate risk. At the same time, the Company enters into the opposite trade with a counter party to offset its interest rate risk. The Company has also entered various forms of fair value hedges and cash flow hedges using interest rate swaps. The fair value of these interest rate swaps are estimated by a third party pricing service using a discounted cash flow technique. These are considered a Level 2 input method.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019
The following tables present the balance and level in the fair value hierarchy for assets and liabilities that are measured at fair value on a recurring basis.

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
U.S. government and agency securities	$—	$61,779	$—	$61,779
Asset-backed securities	—	1,078,681		1,078,681
Municipal bonds	—	39,984	—	39,984
Corporate debt securities	—	350,988	—	350,988
Mortgage-backed securities
Agency pass-through certificates	—	606,827	—	606,827
Total Available-for-sale securities	—	2,138,259	—	2,138,259
Client swap program hedges	—	10,983	—	10,983
Borrowings cash flow hedges	—	42,442	—	42,442
Total Financial Assets	$—	$2,191,684	$—	$2,191,684

Financial Liabilities
Client swap program hedges	$—	$10,983	$—	$10,983
Commercial loan fair value hedges	—	2,177	—	2,177
Mortgage loan fair value hedges	—	1,641	—	1,641
Total Financial Liabilities	$—	$14,801	$—	$14,801

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

	September 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
U.S. government and agency securities	$—	$18,824	$—	$18,824
Asset-backed securities	—	936,917	—	936,917
Municipal bonds	—	38,315	—	38,315
Corporate debt securities	—	287,184	—	287,184
Mortgage-backed securities
Agency pass-through certificates	—	968,252	—	968,252
Total Available-for-sale securities	—	2,249,492	—	2,249,492
Client swap program hedges	—	48,201	—	48,201
Total Financial Assets	$—	$2,297,693	$—	$2,297,693

Financial Liabilities
Client swap program hedges	$—	$48,201	$—	$48,201
Commercial loan hedges	—	8,492	—	8,492
Mortgage loan fair value hedges	—	16,061	—	16,061
Borrowing hedges	—	17,375	—	17,375
Total Financial Liabilities	$—	$90,129	$—	$90,129
There were no transfers between, into and/or out of Level 1, 2 or 3 during the year ended September 30, 2021 or September 30, 2020.
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

When management determines that the fair value of the collateral or the REO requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the collateral dependent loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis includes loans for which an allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019
The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis for the periods presented, and the total gains (losses) resulting from those fair value adjustments during the respective periods. The estimated fair value measurements are shown gross of estimated selling costs.

	September 30, 2021				Twelve Months Ended September 30, 2021
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Loans receivable (1)	$—	$—	$—	$—	$(105)
Real estate owned (2)	—	—	1,851	1,851	(420)
Balance at end of period	$—	$—	$1,851	$1,851	$(525)

(1)The gains (losses) represent re-measurements of collateral-dependent impaired loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.

	September 30, 2020				Twelve Months Ended September 30, 2020
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$—	$—	$2,277	$2,277	$(4,843)
Real estate owned (2)	—	—	4,757	4,757	(233)
Balance at end of period	$—	$—	$7,034	$7,034	$(5,076)

(1)The gains (losses) represent re-measurements of collateral-dependent impaired loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.

At September 30, 2021, there was $152,000 in foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $2,969,000.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

		September 30, 2021		September 30, 2020
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$2,090,809	$2,090,809	$1,702,977	$1,702,977
Available-for-sale securities:
U.S. government and agency securities	2	61,779	61,779	18,824	18,824
Asset-backed securities	2	1,078,681	1,078,681	936,917	936,917
Municipal bonds	2	39,984	39,984	38,315	38,315
Corporate debt securities	2	350,988	350,988	287,184	287,184
Mortgage-backed securities
Agency pass-through certificates	2	606,827	606,827	968,252	968,252
Total available-for-sale securities		2,138,259	2,138,259	2,249,492	2,249,492
Held-to-maturity securities:
Mortgage-backed securities
Agency pass-through certificates	2	366,025	379,547	698,934	720,516
Commercial MBS	2	—	—	6,904	6,852
Total held-to-maturity securities		366,025	379,547	705,838	727,368

Loans receivable	3	13,833,570	14,279,725	12,792,317	13,392,089
FHLB and FRB stock	2	102,863	102,863	141,990	141,990
Other assets - client swap program hedges	2	10,983	10,983	48,201	48,201
Other assets - borrowings cash flow hedges	2	42,442	42,442	—	—

Financial liabilities
Time deposits	2	3,434,087	3,382,206	3,973,192	3,963,203
FHLB advances and other borrowings	2	1,720,000	1,692,412	2,700,000	2,722,509
Other liabilities - client swap program hedges	2	10,983	10,983	48,201	48,201
Other liabilities - commercial loan fair value hedges	2	2,177	2,177	8,492	8,492
Other liabilities - mortgage loan fair value hedges	2	1,641	1,641	16,061	16,061
Other liabilities - borrowings cash flow hedges	2	—	—	17,375	17,375

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
Loans receivable – Fair values are estimated first by stratifying the portfolios of loans with similar financial characteristics. Loans are segregated by type such as multi-family real estate, residential mortgage, construction, commercial, consumer and land loans. Each loan category is further segmented into fixed- and adjustable-rate interest terms. For residential mortgages and multi-family loans, the bank determined that its best exit price was by securitization. MBS benchmark prices are used as a base price, with further loan level pricing adjustments made based on individual loan characteristics such as FICO score, LTV, Property Type and occupancy. For all other loan categories an estimate of fair value is then calculated based on discounted cash flows using a discount

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019
rate offered and observed in the market on similar products, plus an adjustment for liquidity to reflect the non-homogeneous nature of the loans, as well as, an annual loss rate based on historical losses to arrive at an estimated exit price fair value. Fair value for impaired loans is also based on recent appraisals or estimated cash flows discounted using rates commensurate with risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.
FHLB and FRB stock – The fair value is based upon the par value of the stock which equates to its carrying value.
Time deposits – The fair value of fixed-maturity time deposits is estimated by discounting the estimated future cash flows using the rates currently offered for deposits with similar remaining maturities.
FHLB advances – The fair value of FHLB advances and other borrowings is estimated by discounting the estimated future cash flows using rates currently available to the Company for debt with similar remaining maturities.
Interest rate swaps – The Company offers interest rate swaps to its variable rate borrowers who want to manage their interest rate risk. At the same time, the Bank enters into the opposite trade with a counterparty to offset its interest rate risk. The Company also uses interest rate swaps for various fair value hedges and cash flow hedges. The fair value of interest rate swaps are estimated by a third-party pricing service using a discounted cash flow technique.

NOTE G - DERIVATIVES AND HEDGING ACTIVITIES

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at September 30, 2021 and September 30, 2020.

September 30, 2021	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$644,355	$10,983	Other liabilities	$644,355	$10,983
Commercial loan fair value hedges	Other assets	—	—	Other liabilities	44,678	2,177
Mortgage loan fair value hedges	Other assets	—	—	Other liabilities	470,000	1,641
Borrowings cash flow hedges	Other assets	1,000,000	42,442	Other liabilities	—	—
		$1,644,355	$53,425		$1,159,033	$14,801

September 30, 2020	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$656,074	$48,201	Other liabilities	$656,074	$48,201
Commercial loan fair value hedges	Other assets	—	—	Other liabilities	93,316	8,492
Mortgage loan fair value hedges	Other assets	—	—	Other liabilities	500,000	16,061
Borrowings cash flow hedges	Other assets	—	—	Other liabilities	1,600,000	17,375
		$656,074	$48,201		$2,849,390	$90,129

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged items are adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with each hedged item until the hedged item is de-recognized from the balance sheet. The following tables presents the impact of fair value hedge accounting on the carrying value of the hedged items at September 30, 2021 and September 30, 2020.

(In thousands)	September 30, 2021
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$1,515,487	$4,215
	$1,515,487	$4,215

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At September 30, 2021, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $1,468,517,000, the cumulative basis adjustment associated with the hedging relationships was $1,864,000, and the amount of the designated hedged items was $470,000,000. During the year ended September 30, 2021, hedge accounting was discontinued on $30,000,000 (30%) of a $100,000,000 last of layer hedge. The $1,238,000 unamortized discount associated with the terminated portion of the hedge is being amortized over the remaining life of the associated pool of loans.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At September 30, 2021, the amortized cost basis of the hedged commercial loans was $46,970,000 and the cumulative basis adjustment associated with the hedging relationships was $2,351,000. During the year ended September 30, 2021, hedge accounting was discontinued on a $46,240,000 commercial loan hedge.

(In thousands)	September 30, 2020
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$2,562,765	$24,664
	$2,562,765	$24,664

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At September 30, 2020, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $2,461,008,000, the cumulative basis adjustment associated with the hedging relationships was $16,049,000, and the amount of the designated hedged items was 500,000,000.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At September 30, 2020, the amortized cost basis of the hedged commercial loans was $101,757,000 and the cumulative basis adjustment associated with the hedging relationships was $8,615,000.

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. As of September 30, 2021, the maturities for hedges of adjustable rate borrowings ranged from less than three years to nine years, with the weighted average being 7.5 years.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

The following table presents the impact of derivative instruments (cash flow hedges on borrowings) on AOCI for the periods presented.

(In thousands)	Twelve Months Ended September 30,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2021	2020
Interest rate contracts:
Pay fixed/receive floating swaps on cash flow hedges of borrowings	$59,817	$(9,499)
Total pre-tax gain/(loss) recognized in AOCI	$59,817	$(9,499)

The following table presents the gains/(losses) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the period presented.

	Twelve Months Ended September 30, 2021		Twelve Months Ended September 30, 2020
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$537,660	$(44,188)	$545,708	$(51,445)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$(6,320)		$(898)
Recognized on derivatives	20,736		(21,873)
Recognized on hedged items	(20,449)		21,906
Net income/(expense) recognized on fair value hedges	$(6,033)		$(865)

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$10,846		$6,075
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		14,110		—
Net income/(expense) recognized on cash flow hedges		$24,956		$6,075

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the years ended September 30, 2021 and 2020 as the changes in fair value of the receive fixed swap and pay fixed swap offset each other. As of September 30, 2021, $28,828,000 of the outstanding notional balance is associated with a related party loan.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019
The following table presents the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Twelve Months Ended September 30,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2021	2020
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$37,218	$(27,820)
Receive fixed/pay floating swap	Other noninterest income	(37,218)	27,820
		$—	$—

NOTE H – REVENUE FROM CONTRACTS WITH CUSTOMERS

On October 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"). Since net interest income on financial assets and liabilities is excluded from this guidance, a significant majority of our revenues are not subject to the new guidance.

Revenue streams that are within the scope of the new guidance are presented within noninterest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the new guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. For fiscal years ended 2021 and 2020, in scope revenue streams represented approximately 5.8% and 5.1% of our total revenues, respectively. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of noninterest income within the scope of the new guidance include the following:

Deposit related and other service charges (recognized in Deposit Fee Income): The Company's deposit accounts are governed by standardized contracts customary in the industry. Revenues are earned at a point in time or over time (monthly) from account maintenance fees and charges for specific transactions such as wire transfers, stop payment orders, overdrafts, debit card replacements, check orders and cashiers' checks. The Company’s performance obligation related to each of these fees is generally satisfied, and the related revenue recognized, at the time the service is provided (point in time or monthly). The Company is principal in each of these contracts.

Debit and credit card interchange fees (recognized in Deposit Fee Income): The Company receives interchange fees from the debit card and credit card payment networks based on transactions involving debit or credit cards issued by the Company, generally measured as a percentage of the underlying transaction. Interchange fees from debit and credit card transactions are recognized as the transaction processing services are provided by the network. The Company acts as an agent in the card payment network arrangement so the interchange fees are recorded net of any expenses paid to the principal (the card payment networks in this case).

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

NOTE I - INTEREST RECEIVABLE

The following table provides a summary of interest receivable by interest-earning asset type.

	September 30, 2021	September 30, 2020
	(In thousands)
Loans receivable	$46,234	$48,704
Mortgage-backed securities	2,159	3,071
Investment securities	2,243	2,024
	$50,636	$53,799

NOTE J - PREMISES AND EQUIPMENT

The following table provides a summary of premises and equipment by asset type.

		September 30, 2021	September 30, 2020
	Estimated Useful Life	(In thousands)
Land	—	$95,247	$98,852
Buildings	10 - 40	185,813	175,390
Leasehold improvements	5 - 15	15,698	15,123
Furniture, software and equipment	2 - 10	91,174	123,264
		387,932	412,629
Less accumulated depreciation and amortization		(132,780)	(159,824)
		$255,152	$252,805

NOTE K - CUSTOMER ACCOUNTS

The following tables provide the composition of the Company's customer accounts, including time deposits.

	September 30, 2021			September 30, 2020
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$3,122,397	20.1%	—%	$2,164,071	15.7%	—%
Interest checking	3,566,322	22.9	0.20	3,029,576	22.0	0.23
Savings	1,039,336	6.7	0.11	872,087	6.3	0.11
Money market	4,379,970	28.2	0.19	3,740,698	27.1	0.30
Time deposits	3,434,087	22.1	0.54	3,973,192	28.8	1.17
Total	$15,542,112	100%	0.23%	$13,779,624	100%	0.48%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

Time deposits by rate band are as follows:	September 30, 2021	September 30, 2020
	(In thousands)
Less than 1.00%	$3,153,788	$920,220
1.00% to 1.99%	229,594	2,967,345
2.00% to 2.99%	50,608	85,533
3.00% to 3.99%	97	94
	$3,434,087	$3,973,192

Time deposits by maturity band are as follows:	September 30, 2021	September 30, 2020
	(In thousands)
Three months or less	$1,085,001	$1,238,184
Over 3 through 6 months	819,906	1,282,051
Over 6 through 12 months	870,801	607,181
Over 12 months	658,379	845,776
	$3,434,087	$3,973,192

Customer accounts over $250,000 (uninsured deposits) totaled $7,198,111,000 as of September 30, 2021, compared to $5,491,395,000 as of September 30, 2020.

Interest expense on customer accounts consisted of the following:

Year ended September 30,	2021	2020	2019
	(In thousands)
Checking accounts	$5,545	$8,447	$12,499
Savings accounts	1,143	959	980
Money market accounts	8,723	18,951	21,967
Time deposit accounts	27,100	72,494	87,665
	42,511	100,851	123,111
Less early withdrawal penalties	(198)	(539)	(895)
	$42,313	$100,312	$122,216

Weighted average interest rate at end of year	0.23%	0.48%	1.08%
Daily weighted average interest rate during the year	0.35%	0.94%	1.05%

NOTE L - FHLB ADVANCES AND OTHER BORROWINGS

The table below shows the contractual maturity dates of outstanding FHLB advances.

	September 30, 2021	September 30, 2020
	(In thousands)
FHLB advances
Within 1 year	$1,320,000	$1,830,000
1 to 3 years	400,000	520,000
3 to 5 years	—	350,000
More than 5 years	—	—
	$1,720,000	$2,700,000

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019
As of September 30, 2021, there is a $100,000,000 advance that is callable quarterly by the FHLB. Taking into account cash flow hedges, the weighted average effective maturity of FHLB advances at September 30, 2021 is 5.03 years.

Financial information pertaining to the weighted-average cost and the amount of FHLB advances were as follows.

	2021	2020	2019
	($ in thousands)
Weighted average interest rate, including cash flow hedges, at end of year	1.51%	1.79%	2.49%
Weighted daily average interest rate, including cash flow hedges, during the year	1.98%	2.03%	2.69%
Daily average of FHLB advances during the year	$2,234,027	$2,532,596	$2,533,890
Maximum amount of FHLB advances at any month end	$2,700,000	$3,050,000	$2,665,000
Interest expense during the year (including swap interest income and expense)	$44,188	$51,445	$68,190

The Bank has a credit line with the FHLB equal to 45% of total assets, subject to collateral requirements.

The Bank has entered into borrowing agreements with the FHLB to borrow funds under a short-term floating rate cash management advance program and a fixed-rate term loan agreements. All borrowings are secured by stock of the FHLB, deposits with the FHLB and a blanket pledge of qualifying loans receivable as provided in the agreements with the FHLB.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

NOTE M - COMMITMENTS AND CONTINGENCIES

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

The table below presents the Company’s operating lease right-of-use asset and the related lease liability.

(In thousands)	September 30, 2021	September 30, 2020
Operating lease asset	$27,785	$31,610
Operating lease liability	$29,569	$33,302

As of September 30, 2021, the Company’s operating leases have a weighted average remaining lease term of 8.5 years and a weighted average discount rate of 1.86%. Cash paid for amounts included in the measurement of the above operating lease liability was $6,425,000 and $6,494,000 for the twelve months ended September 30, 2021 and 2020, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities during the twelve months ended September 30, 2021 and 2020 were $2,864,000 and $8,341,000.

The following table presents the components of net lease costs, a component of Occupancy expense. The Company elected not to separate lease and non-lease components and instead account for them as a single lease component. Variable lease costs include subsequent increases in index-based rents and variable payments such as common area maintenance.

(In thousands)	Twelve Months Ended September 30,	Twelve Months Ended September 30,
	2021	2020
Operating lease cost	$6,754	$6,557
Variable lease cost	1,095	1,353
Sublease income	(185)	(338)
Net lease cost	$7,664	$7,572

The following table shows future minimum payments for operating leases as of September 30, 2021 for the respective periods.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

(In thousands)	Year ending September 30,

2022	$6,197
2023	5,688
2024	4,971
2025	3,996
2026	3,103
Thereafter	8,315
Total minimum payments	32,270
Amounts representing interest	(2,701)
Present value of minimum lease payments	$29,569

Rental expense, including amounts paid under month-to-month cancelable leases, amounted to $7,849,000 and $6,455,000 in 2021, and 2020, respectively.

Financial Instruments with Off-Balance Sheet Risk - The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $3,804,444,000 and $2,738,095,000 at September 30, 2021 and September 30, 2020, respectively. The reserve for unfunded commitments was $27,500,000 as of September 30, 2021, which is an increase from $25,000,000 at September 30, 2020. See Note A "Summary of Significant Accounting Policies" for details regarding the reserve methodology.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

NOTE N - INCOME TAXES

Under generally accepted accounting principles, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to reverse.
The table below provides a summary of the Company's tax assets and liabilities, including deferred tax assets and deferred tax liabilities by major source. Deferred tax balances represent temporary differences between the financial statement and corresponding tax treatment of income, gains, losses, deductions or credits.

	September 30, 2021	September 30, 2020
	(In thousands)
Deferred tax assets
Allowance for credit losses	$45,724	$44,150
REO reserves	173	265
Non-accrual loan interest	1,080	892
Deferred compensation	6,230	3,506
Stock based compensation	2,508	2,218
Lease liability	6,655	7,660
Other	4,525	2,269
Total deferred tax assets	66,895	60,960
Deferred tax liabilities
FHLB stock dividends	9,783	14,637
Valuation adjustment on available-for-sale securities and cash flow hedges	20,845	5,064
Loan origination fees and costs	5,645	7,116
Premises and equipment	21,426	21,399
Lease right-of-use assets	6,249	7,270
Other	9,139	5,767
Total deferred tax liabilities	73,087	61,253
Net deferred tax asset (liability)	(6,192)	(293)
Current tax asset (liability)	10,069	6,001
Net tax asset (liability)	$3,877	$5,708

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019
The table below presents a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate.

Year ended September 30,	2021	2020	2019
Statutory income tax rate	21%	21%	21%
State income tax	2	2	2
Other differences	(2)	(2)	(3)
Effective income tax rate	21%	21%	20%

The following table summarizes the Company's income tax expense (benefit) for the respective periods.

Year ended September 30,	2021	2020	2019
	(In thousands)
Federal:
Current	$53,820	$49,782	$46,376
Deferred	(8,468)	(7,858)	1,916
	45,352	41,924	48,292
State:
Current	$5,584	$5,310	$4,557
Deferred	(1,413)	(1,486)	(330)
	4,171	3,824	4,227
Total
Current	59,404	55,092	50,933
Deferred	(9,881)	(9,344)	1,586
	$49,523	$45,748	$52,519

Based on current information, the Company does not expect that changes in the amount of unrecognized tax benefits over the next 12 months will have a significant impact on its results of operations or financial position. The Company does not have a liability for uncertain tax positions as of September 30, 2021 or September 30, 2020.
The Company's federal income tax returns are open and subject to potential examination by the IRS for fiscal years 2018 and later. State income tax returns are generally subject to examination for a period of three to five years after filing. The state impact of any federal changes remains subject to examination by various states for a period of up to two years after formal notification to the states.

NOTE O - 401(k) PLAN

The Company maintains a 401(k) Plan (the "Plan") for the benefit of its employees. Company contributions are made annually as approved by the Board of Directors. Such amounts are not in excess of amounts permitted by the Employee Retirement Income Security Act of 1974.

Plan participants may make voluntary after-tax contributions of their considered earnings as defined by the Plan. In addition, participants may make pre-tax contributions up to the statutory limits through the 401(k) provisions of the Plan. The annual addition from contributions to an individual participant's account in this Plan cannot exceed the lesser of 100% of base salary or $58,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

New employees become eligible to participate in the Plan and make employee contributions on the first day of the calendar month following the completion of 30 days of employment. Such eligible employees do not become eligible for profit sharing or matching contributions until the first day of the quarter (January 1, April 1, July 1 or October 1) following completion of 1 year of service. A “year of service” is defined as a 12-month period in which the eligible employee works at least 1,000 hours of service and the first eligibility service period started on the first day of employment.

The Plan provides for a guaranteed safe harbor matching contribution equal to 100% of the first 4% of compensation that employees contribute to their account and this amount is immediately vested. The safe harbor match is not subject to the six year vesting schedule of the profit sharing contribution. This provides plan participants more investment flexibility. The Company anticipates that all eligible employees, regardless of personal plan participation, will continue to receive an annual discretionary profit sharing contribution from the Company, now capped at 7% of eligible compensation with this change.

Company contributions to the Plan amounted to $9,905,000, $8,333,000 and $6,920,000 for the years ended 2021, 2020 and 2019, respectively.

NOTE P - STOCK AWARD PLANS

The Company's stock based compensation plan provides for grants of stock options and restricted stock. On January 22, 2020, the shareholders approved the 2020 Incentive Plan. Upon approval of the 2020 Incentive Plan, the 2011 Incentive Plan terminated with respect to future awards, and the remaining shares that were not awarded under the 2011 Incentive Plan as of that date were canceled. A total of 3,200,000 shares are available for grant under the 2020 Incentive Plan and 2,318,974 shares remain available for issuance as of September 30, 2021.

When applicable, stock options are granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest based on three to five years of continuous service and have 10-year contractual terms. The Company's policy is to issue new shares upon option exercises. The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Expected volatility is based on the historical volatility of the Company's stock. The risk-free interest rate is based on the U.S. Treasury yield curve that is in effect at the time of grant with a remaining term equal to the options' expected life. The expected term represents the period of time that options granted are expected to be outstanding.

Stock Option Awards:

There were no stock options granted under the incentive plans during 2021, compared to 1,043,349 stock options granted in 2020 and 356,343 stock options granted in 2019 under the previous plan.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019
A summary of stock option activity and changes during the year are as follows.

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at September 30, 2019	320,287	$27.21	8	$3,136
Granted	1,043,349	29.53
Exercised	(8,085)	17.88
Forfeited	(125,827)	30.25
Outstanding at September 30, 2020	1,229,724	28.93	9	—
Granted	—	—
Exercised	(19,846)	17.06
Forfeited	(179,555)	29.05
Outstanding at September 30, 2021	1,030,323	$29.14	8	$5,330
Exercisable at September 30, 2021	—	$—	0	$—

The table below presents other information regarding stock options.

Year ended September 30,	2021	2020	2019
	(In thousands, except grant date fair value per stock option)
Compensation cost for stock options	$1,676	$1,344	$521
Weighted average grant date fair value per stock option	4.39	4.37	5.21
Total intrinsic value of options exercised	276	102	414
Grant date fair value of options exercised	78	33	51
Cash received from option exercises	339	144	298

The following is a summary of activity related to unvested stock options.

Year ended September 30,	2021		2020		2019
Unvested Stock Options	Options Outstanding	Weighted Average Grant Date Fair Value	Options Outstanding	Weighted Average Grant Date Fair Value	Options Outstanding	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	1,210,689	$4.38	293,167	$5.33	—	$—
Granted	—	—	1,043,349	4.17	356,343	5.33
Vested	—	—	—	—	—	—
Forfeited	(179,555)	4.31	(125,827)	4.83	(63,176)	5.33
Outstanding at end of period	1,031,134	$4.39	1,210,689	$4.38	293,167	$5.33

As of September 30, 2021, there was $1,527,457 of unrecognized compensation cost related to stock options.

Restricted Stock Awards:

The Company grants shares of restricted stock pursuant to the incentive plans. The restricted stock grants are subject to a service condition and vest over a period of one to seven years.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019
Certain grants of restricted stock to executive officers are also subject to additional market and performance conditions based upon meeting certain total shareholder return targets pre-established by the Board. The Company had a total of 522,991 shares of restricted stock outstanding as of September 30, 2021, with a total grant date fair value of $10,438,900.

The following table summarizes information about unvested restricted stock activity.

Year ended September 30,	2021		2020		2019
Non-vested Restricted Stock	Outstanding	Weighted Average Fair Value	Outstanding	Weighted Average Fair Value	Outstanding	Weighted Average Fair Value
Outstanding at beginning of period	409,469	$24.32	435,838	$23.73	460,999	$22.52
Granted	331,344	17.04	197,706	26.24	249,272	21.41
Vested	(132,649)	30.64	(205,715)	25.56	(159,103)	26.09
Forfeited	(85,173)	12.94	(18,360)	17.20	(115,330)	10.61
Outstanding at end of period	522,991	$19.96	409,469	$24.32	435,838	$23.73

Compensation expense related to restricted stock awards was $4,473,000, $4,453,000, and $4,188,000 for the years ended 2021, 2020 and 2019, respectively.

NOTE Q - SHAREHOLDERS' EQUITY

The Company and the Bank are subject to various regulatory capital requirements. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Common Equity Tier 1, Tier 1 and Total capital to risk weighted assets (as defined in the regulations) and Tier 1 capital to average assets (as defined in the regulations). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The Company and the Bank are also subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval.

On February 8, 2021, in connection with an underwritten public offering, the Company issued 300,000 shares of 4.875% Noncumulative Perpetual Series A Preferred Stock. Net proceeds, after underwriting discounts and expenses, were $293,325,000. The public offering consisted of the issuance and sale of 12,000,000 depositary shares, each representing a 1/40th interest in a share of the Series A Preferred Stock, at a public offering price of $25.00 per depositary share. Holders of the depositary shares are entitled to all proportional rights and preferences of the Series A Preferred Stock (including, dividend, voting, redemption and liquidation rights). The depositary shares are traded on the NASDAQ Global Select Market under the symbol "WAFDP." The Series A Preferred Stock is redeemable at the option of the Company, subject to all applicable regulatory approvals, on or after April 15, 2026.

As of September 30, 2021, and 2020, the Company and the Bank met all capital adequacy requirements to which they are subject, and the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Common Equity Tier 1, Tier 1 risk-based, Total risk-based and Tier 1 leverage ratios as set forth in the following table. The Bank's actual capital amounts and ratios as of these dates are also presented. There are no conditions or events since that management believes have changed the Bank's categorization.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

	Actual		Capital Adequacy Guidelines	Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio	Ratio	Ratio
September 30, 2021	($ in thousands)
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,446,613	9.50%	4.50%	NA
The Bank	1,717,014	11.28	4.50	6.50%
Tier 1 risk-based capital ratio:
The Company	1,746,613	11.47	6.00	NA
The Bank	1,717,014	11.28	6.00	8.00
Total risk-based capital ratio:
The Company	1,937,036	12.72	8.00	NA
The Bank	1,907,408	12.53	8.00	10.00
Tier 1 leverage ratio:
The Company	1,746,613	9.07	4.00	NA
The Bank	1,717,014	8.92	4.00	5.00

September 30, 2020
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,687,676	12.93%	4.50%	NA
The Bank	1,625,478	12.46	4.50	6.50%
Tier 1 risk-based capital ratio:
The Company	1,687,676	12.93	6.00	NA
The Bank	1,625,478	12.46	6.00	8.00
Total risk-based capital ratio:
The Company	1,851,136	14.19	8.00	NA
The Bank	1,788,904	13.71	8.00	10.00
Tier 1 leverage ratio:
The Company	1,687,676	9.28	4.00	NA
The Bank	1,625,478	8.94	4.00	5.00

At periodic intervals, the Federal Reserve, the OCC and the FDIC routinely examine the Company's and the Bank's financial statements as part of their oversight. Based on their examinations, these regulators can direct that the Company's or Bank's financial statements be adjusted in accordance with their findings.

The Company and the Bank are subject to regulatory restrictions on paying dividends.

The Company has an ongoing common share repurchase program and 10,810,113 shares were repurchased during 2021 at a weighted average price of $32.25. In 2020, 3,339,530 shares were repurchased at a weighted average price of $33.58. As of September 30, 2021, management had authorization from the Board of Directors to repurchase up to 3,817,118 additional shares.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019
The following table sets forth information regarding earnings per common share calculations.

Year ended September 30,	2021	2020	2019
Weighted average shares outstanding	72,529,188	76,721,969	80,471,316
Weighted average dilutive warrants	—	—	4,448
Weighted average dilutive options	36,732	9,495	19,399
Weighted average diluted shares	72,565,920	76,731,464	80,495,163

Net income available to common shareholders (In thousands)	$173,581	$173,438	$210,256
Basic EPS	$2.39	$2.26	$2.61
Diluted EPS	2.39	2.26	2.61

NOTE R - FINANCIAL INFORMATION – WASHINGTON FEDERAL, INC.

The following Washington Federal, Inc. (parent company only) financial information should be read in conjunction with the other notes to the Consolidated Financial Statements.

Condensed Statements of Financial Condition
	September 30, 2021	September 30, 2020
	(In thousands)
Assets
Cash	$28,696	$57,198
Other assets	5,000	5,000
Investment in subsidiary	2,096,464	1,951,935
Total assets	$2,130,160	$2,014,133

Liabilities
Dividend payable on preferred stock	$3,656	$—
Other liabilities	440	—
Total liabilities	4,096	—

Shareholders’ equity
Total shareholders’ equity	2,126,064	2,014,133
Total liabilities and shareholders’ equity	$2,130,160	$2,014,133

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

Condensed Statements of Operations
Twelve Months Ended September 30,	2021	2020	2019
	(In thousands)
Income
Dividends from subsidiary	$92,400	$190,900	$208,389
Total Income	92,400	190,900	208,389
Expense
Miscellaneous expense	626	529	448
Total expense	626	529	448

Net income (loss) before equity in undistributed net income (loss) of subsidiary	91,774	190,371	207,941
Equity in undistributed net income (loss) of subsidiaries	91,697	(17,055)	2,213
Income before income taxes	183,471	173,316	210,154
Income tax benefit (expense)	144	122	102
Net income	183,615	173,438	210,256
Dividends on preferred stock	10,034	—	—
Net income available to common shareholders	$173,581	$173,438	$210,256

Condensed Statements of Cash Flows
Twelve Months Ended September 30,	2021	2020	2019
	(In thousands)
Cash Flows From Operating Activities
Net income	$183,615	$173,438	$210,256
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income (loss) of subsidiaries	(91,697)	17,055	(2,213)
Stock based compensation expense	6,381	6,469	5,265
Increase (decrease) in other liabilities	440	—	(3,489)
Net cash provided by (used in) operating activities	98,739	196,962	209,819

Cash Flows From Investing Activities
Purchase of strategic investments	—	—	(5,000)
Net cash provided by (used in) investing activities	—	—	(5,000)

Cash Flows From Financing Activities
Proceeds from exercise of common stock options and related tax benefit	339	144	740
Proceeds from issuance of preferred stock, net	293,325	—
Treasury stock purchased	(348,651)	(112,133)	(123,854)
Dividends on preferred stock	(6,378)	—	—
Dividends on common stock	(65,876)	(66,496)	(63,318)
Net cash provided by (used in) financing activities	(127,241)	(178,485)	(186,432)

Increase (decrease) in cash	(28,502)	18,477	18,387
Cash at beginning of year	57,198	38,721	20,334
Cash at end of year	$28,696	$57,198	$38,721

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.              Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, the Company carried out an evaluation, under the supervision and participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in SEC rules and forms and were effective to ensure that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 version of its Internal Control-Integrated Framework. Based on its assessment, the Company’s management believes that as of September 30, 2021, the Company’s internal control over financial reporting was effective based on this criteria.

The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the Company’s internal control over financial reporting, which appears in this annual report on Form 10-K.
There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Washington Federal, Inc.
Seattle, Washington

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Washington Federal, Inc. and subsidiaries (the “Company”) as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Office of the Comptroller of the Currency Instructions for Call Reports for Balance Sheet on schedule RC, Income Statement on schedule RI, and Changes in Bank Equity Capital on schedule RI-A. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2021, of the Company and our report dated November 19, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Seattle, Washington
November 19, 2021

Item 9B.              Other Information

None.

Item 9C.              Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.              Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held on January 25, 2022 (the "2021 Proxy Statement") under the following captions, and is incorporated herein by reference.
•Proposal 1: Election of Directors
•Executive Officers
•Corporate Governance
•Delinquent Section 16 Reports
The Company has adopted a code of ethics that applies to all senior financial officers, including its Chief Executive Officer and Chief Financial Officer. The code of ethics is publicly available on the Company’s website under "Investor Relations" at www.wafdbank.com. If the Company makes any substantive amendments to the code of ethics or grants any waiver from a provision of the code, it will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K.

Item 11.              Executive Compensation

The information required by this item will be set forth in the 2021 Proxy Statement under the captions "Executive Compensation” and “Corporate Governance – Compensation Committee Interlocks And Insider Participation" and is incorporated herein by reference.

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be set forth in the 2021 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Additional information about stock options and other equity compensation plans is included in Note P to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this report.

Item 13.              Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in the 2021 Proxy Statement under the caption "Corporate Governance - Related Party Transactions" and is incorporated herein by reference.

Item 14.              Principal Accounting Fees and Services

The information required by this item will be set forth in the 2021 Proxy Statement under the caption "Principal Accounting Fees and Services" and is incorporated herein by reference.

PART IV

Item 15.              Exhibits and Financial Statement Schedules
(a)(1) The Consolidated Financial Statements and related documents set forth in "Item 8. Financial Statements and Supplementary Data" are filed as part of this report.
(a)(2) All other schedules to the Consolidated Financial Statements required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the Consolidated Financial Statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this report.
(a)(3) The following exhibits are filed as part of this report, and this list includes the Exhibit Index:

No.	Exhibit	Page/ Footnote

3.1	Restated Articles of Incorporation of the Company, as amended	+

3.2	Amended and Restated Bylaws of the Company	(1)

4.1	Description of Registrant's Securities	+

4.2	Deposit Agreement, dated February 8, 2021, by and among the Company, American Stock Transfer & Trust Company LLC, and the holders from time to time of the depositary receipts described therein	(2)

10.1	2020 Incentive Plan and Form of Award Agreements *	(3)

10.2	2011 Incentive Plan, as amended *	(4)

10.3	Form of Restricted Stock Award Agreement under 2011 Incentive Plan *	(5)

10.4	Form of Stock Option Agreement under 2011 Incentive Plan *	(5)

10.5	Form of Indemnification Agreement *	(5)

10.6	Form of Change in Control Agreement *	(6)

21	Subsidiaries of the Company - Reference is made to Item 1, “Business - Subsidiaries” for the required information	+

23.1	Consent of Independent Registered Public Accounting Firm	+

31.1	Section 302 Certification by the Chief Executive Officer	+

31.2	Section 302 Certification by the Chief Financial Officer	+

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002	+

101	Financial Statements for the fiscal year ended September 30, 2021 formatted in iXBRL	+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	+
 ___________________

*	Management contract or compensation plan
+	Filed herewith
(1)Incorporated by reference from the Registrant's Form 8-K filed with the SEC on November 20, 2020
(2)Incorporated by reference from the Registrant's Form 8-K filed with the SEC on February 8, 2021
(3)Incorporated by reference from the Registrant's Form 10-K filed with the SEC on November 23, 2020
(4)Incorporated by reference from the Registrant's Form 10-K filed with the SEC on November 21, 2016.
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

WASHINGTON FEDERAL, INC.

November 19, 2021	By:	/S/ BRENT J. BEARDALL
Brent J. Beardall, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Brent J. Beardall	November 19, 2021
Brent J. Beardall Director, President and Chief Executive Officer (Principal Executive Officer)
/s/ Vincent L. Beatty	November 19, 2021
Vincent L. Beatty Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Cory D. Stewart	November 19, 2021
Cory D. Stewart Senior Vice President and Principal Accounting Officer (Principal Accounting Officer)
/s/ Thomas J. Kelley	November 19, 2021
Thomas J. Kelley, Chairman of the Board
/s/ R. Shawn Bice	November 19, 2021
R. Shawn Bice, Director
/s/ Linda S. Brower	November 19, 2021
Linda S. Brower, Director
/s/ Stephen M. Graham	November 19, 2021
Stephen M. Graham, Director
/s/ David K. Grant	November 19, 2021
David K. Grant, Director
/s/ Sylvia R. Hampel	November 19, 2021
Sylvia R. Hampel, Director
/s/ S. Steven Singh	November 19, 2021
S. Steven Singh, Director
/s/ Sean B. Singleton	November 19, 2021
Sean B. Singleton, Director
/s/ Barbara L. Smith	November 19, 2021
Barbara L. Smith, Director
/s/ Mark N. Tabbutt	November 19, 2021
Mark N. Tabbutt, Director
/s/ Randall H. Talbot	November 19, 2021
Randall H. Talbot, Director