Form 10-Q
period 2021-12-31
WASHINGTON FEDERAL INC
filed 2022-01-31
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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

The registrant had outstanding 65,301,395 shares of common stock as of January 27, 2022.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	December 31, 2021	September 30, 2021
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,880,647	$2,090,809
Available-for-sale securities, at fair value	1,946,139	2,138,259
Held-to-maturity securities, at amortized cost	326,387	366,025
Loans receivable, net of allowance for loan losses of $171,411 and $171,300	14,592,202	13,833,570
Interest receivable	51,751	50,636
Premises and equipment, net	253,488	255,152
Real estate owned	5,737	8,204
FHLB and FRB stock	102,863	102,863
Bank owned life insurance	234,660	233,263
Intangible assets, including goodwill of $303,457 and $303,457	309,747	310,019
Federal and state income tax assets, net	—	3,877
Other assets	269,550	257,897
	$19,973,171	$19,650,574
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$12,550,062	$12,108,025
Time deposit accounts	3,351,984	3,434,087
	15,902,046	15,542,112
FHLB advances	1,720,000	1,720,000
Advance payments by borrowers for taxes and insurance	17,551	47,016
Federal and state income tax liabilities, net	2,728	—
Accrued expenses and other liabilities	181,720	215,382
	17,824,045	17,524,510
Commitments and contingencies (see Note I)
Shareholders’ equity
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 300,000 and 300,000 shares issued; 300,000 and 300,000 shares outstanding	300,000	300,000
Common stock, $1.00 par value, 300,000,000 shares authorized; 136,195,838 and 135,993,254 shares issued; 65,263,738 and 65,145,268 shares outstanding	136,196	135,993
Additional paid-in capital	1,680,637	1,678,622
Accumulated other comprehensive income (loss), net of taxes	61,876	69,785
Treasury stock, at cost; 70,932,100 and 70,847,986 shares	(1,589,920)	(1,586,947)
Retained earnings	1,560,337	1,528,611
	2,149,126	2,126,064
	$19,973,171	$19,650,574

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2021	2020
	(In thousands, except share data)
INTEREST INCOME
Loans receivable	$138,509	$133,671
Mortgage-backed securities	4,792	7,230
Investment securities and cash equivalents	7,139	6,921
	150,440	147,822
INTEREST EXPENSE
Customer accounts	8,461	14,110
FHLB advances	7,843	13,198
	16,304	27,308
Net interest income	134,136	120,514
Provision (release) for credit losses	500	3,000
Net interest income after provision (release)	133,636	117,514
OTHER INCOME
Gain (loss) on sale of investment securities	81	—
Loan fee income	1,921	2,392
Deposit fee income	6,443	6,026
Other income	10,236	5,452
	18,681	13,870
OTHER EXPENSE
Compensation and benefits	47,425	42,723
Occupancy	10,090	9,592
FDIC insurance premiums	3,100	3,263
Product delivery	4,721	4,937
Information technology	11,421	11,831
Other expense	12,856	9,064
	89,613	81,410
Gain (loss) on real estate owned, net	562	(449)
Income before income taxes	63,266	49,525
Income tax expense	12,985	10,574
Net income	50,281	38,951
Dividends on preferred stock	3,656	—
Net income available to common shareholders	$46,625	$38,951
PER SHARE DATA
Basic earnings per common share	$0.72	$0.51
Diluted earnings per common share	0.71	0.51
Dividends paid on common stock per share	0.23	0.22
Basic weighted average number of shares outstanding	65,207,837	75,792,995
Diluted weighted average number of shares outstanding	65,350,174	75,798,460

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2021	2020
	(In thousands)
Net income	$50,281	$38,951
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $3,864 and $(2,686)	(12,934)	8,991
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $(19) and $0	62	—
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	(12,872)	8,991
Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $(1,483) and $(4,627)	4,963	15,491
Reclassification adjustment of net (gain) loss included in net income during the period from hedging derivatives, net of tax of $0 and $0	—	—
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	4,963	15,491

Other comprehensive income (loss)	(7,909)	24,482
Comprehensive income	$42,372	$63,433

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2021	$300,000	$135,993	$1,678,622	$1,528,611	$69,785	$(1,586,947)	$2,126,064
Net income	—	—	—	50,281	—	—	50,281
Other comprehensive income (loss)	—	—	—	—	(7,909)	—	(7,909)
Dividends on common stock ($0.23 per share)	—	—	—	(14,899)	—	—	(14,899)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Proceeds from stock-based awards	—	30	798	—	—	—	828
Stock-based compensation expense	—	173	1,217	—	—	—	1,390
Treasury stock acquired	—	—	—	—	—	(2,973)	(2,973)
Balance at December 31, 2021	$300,000	$136,196	$1,680,637	$1,560,337	$61,876	$(1,589,920)	$2,149,126

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2020	$—	$135,727	$1,678,843	$1,420,906	$16,953	$(1,238,296)	$2,014,133
Net income	—	—	—	38,951	—	—	38,951
Other comprehensive income (loss)	—	—	—	—	24,482	—	24,482
Dividends on common stock ($0.22 per share)	—	—	—	(16,577)	—	—	(16,577)
Proceeds from stock-based awards	—	2	28	—	—	—	30
Stock-based compensation expense	—	209	1,240	—	—	—	1,449
Treasury stock acquired	—	—	—	—	—	(701)	(701)
Balance at December 31, 2020	$—	$135,938	$1,680,111	$1,443,280	$41,435	$(1,238,997)	$2,061,767

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,281	$38,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	7,944	9,211
Stock-based compensation expense	1,390	1,449
Provision (release) for credit losses	500	3,000
Loss (gain) on sale of investment securities	(81)	—
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(355)	15
Decrease (increase) in accrued interest receivable	(1,115)	1,128
Decrease (increase) in federal and state income tax receivable	3,877	5,708
Decrease (increase) in cash surrender value of bank owned life insurance	(1,397)	(1,426)
Decrease (increase) in other assets	(3,422)	71,923
Increase (decrease) in federal and state income tax liabilities	5,090	981
Increase (decrease) in accrued expenses and other liabilities	(35,871)	(36,761)
Net cash provided by (used in) operating activities	26,841	94,179
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(347,596)	(91,857)
Loans purchased	(413,326)	—
FHLB & FRB stock purchased	(56,000)	(108,001)
FHLB & FRB stock redeemed	56,000	112,000
Available-for-sale securities purchased	—	(379,760)
Principal payments and maturities of available-for-sale securities	170,847	157,246
Proceeds from sales of available-for-sale securities	4,510	—
Principal payments and maturities of held-to-maturity securities	38,679	116,223
Proceeds from sales of real estate owned	2,883	357
Proceeds from sales of premises and equipment	2	—
Premises and equipment purchased and REO improvements	(2,771)	(8,388)
Net cash provided by (used in) investing activities	(546,772)	(202,180)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	359,934	386,917
Proceeds from borrowings	1,400,000	2,700,007
Repayments of borrowings	(1,400,000)	(2,800,007)
Proceeds from stock-based awards	828	30
Dividends paid on common stock	(14,899)	(16,577)
Dividends paid on preferred stock	(3,656)	—
Treasury stock purchased	(2,973)	(701)
Increase (decrease) in advances payments by borrowers for taxes and insurance	(29,465)	(33,923)
Net cash provided by (used in) financing activities	309,769	235,746
Increase (decrease) in cash and cash equivalents	(210,162)	127,745
Cash, cash equivalents and restricted cash at beginning of period	2,090,809	1,702,977
Cash, cash equivalents and restricted cash at end of period	$1,880,647	$1,830,722
(CONTINUED)
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2021	2020
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$—	$(161)
Other personal property acquired through foreclosure	422	—
Non-cash financing activities
Preferred stock dividend payable	3,656	—
Cash paid (received) during the period for
Interest	13,275	23,164
Income taxes	—	(19)

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

The information included in this Form 10-Q should be read in conjunction with the financial statements and related notes in the Company's 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on November 19, 2021 ("2021 Annual Financial Statements"). Interim results are not necessarily indicative of results for a full year.

Summary of Significant Accounting Policies - The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its 2021 Annual Financial Statements. There have not been any significant changes in the Company's significant accounting policies compared to those contained in its 2021 Annual Financial Statements for the year ended September 30, 2021.

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

Restricted Cash Balances - Based on the level of vault cash on hand, the Company was not required to maintain cash reserve balances with the Federal Reserve Bank as of December 31, 2021. As of December 31, 2021 and September 30, 2021, the Company held counterparty cash collateral of $40,350,000 and pledged cash collateral to counterparties of $1,500,000, respectively, related to derivative contracts.

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

Allowance for Credit Losses (Loans Receivable) - The Company maintains an allowance for credit losses (“ACL”) for the expected credit losses of the loan portfolio as well as unfunded loan commitments. The amount of ACL is based on ongoing, quarterly assessments by management. The CECL methodology requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures) and replaces the incurred loss methodology’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

estate including residential properties; commercial properties such as retail centers, office buildings, and lodging; agriculture land; and vacant land.

Off-balance-sheet credit exposures - The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $4,272,929,000 and $3,804,444,000 at December 31, 2021 and September 30, 2021, respectively. The reserve for unfunded commitments is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class. See Note I "Commitments and Contingencies" for more information.

NOTE B – New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU provide temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The ASU primarily includes relief related to contract modifications and hedging relationships, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This guidance is effective immediately and the amendments may be applied prospectively through December 31, 2022. The Company has evaluated the regulatory requirements to cease the use of LIBOR and has put in place systems and capabilities for this purpose. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

NOTE C – Dividends and Share Repurchases

On November 19, 2021, the Company paid a regular dividend on common stock of $0.23 per share, which represented the 155th consecutive quarterly cash dividend. Dividends per share were $0.23 and $0.22 for the quarters ended December 31, 2021 and 2020, respectively. On January 25, 2022, the Company declared a regular dividend on common stock of $0.24 per share, which represents its 156th consecutive quarterly cash dividend to its common shareholders. This dividend will be paid on February 18, 2022 to common shareholders of record as of February 4, 2022.

For the three months ended December 31, 2021, the Company repurchased 84,114 shares at an average price of $35.34. As of December 31, 2021, there are 3,733,004 remaining shares authorized to be repurchased under the current Board approved share repurchase program.

The Company pays a cash dividend, if declared by the Board, of $12.1875 per share on its Series A Preferred Stock quarterly on January 15, April 15, July 15 and October 15. This dividend equals $0.30468750 per depositary share (each dividend, a "Series A Preferred Dividend"). The Company paid the Series A Preferred Dividend on January 15, 2022. On January 25, 2022, the Company declared a Series A Preferred Dividend to be paid on April 15, 2022 to shareholders of record as of March 31, 2022.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table is a summary of loans receivable by loan portfolio segment and class.

	December 31, 2021		September 30, 2021
	(In thousands)		(In thousands)
Commercial loans
Multi-family	$2,298,155	13.5%	$2,291,477	14.0%
Commercial real estate	2,681,453	15.8	2,443,845	15.0
Commercial & industrial (1)	2,373,012	13.9	2,314,654	14.2
Construction	2,967,644	17.4	2,888,214	17.7
Land - acquisition & development	225,423	1.3	222,457	1.4
Total commercial loans	10,545,687	61.9	10,160,647	62.3
Consumer loans
Single-family residential	5,295,837	31.1	4,951,627	30.4
Construction - custom	787,862	4.6	783,221	4.8
Land - consumer lot loans	151,297	0.9	149,956	0.9
HELOC	166,601	1.0	165,989	1.0
Consumer	77,681	0.5	87,892	0.5
Total consumer loans	6,479,278	38.1	6,138,685	37.7
Total gross loans	17,024,965	100%	16,299,332	100%
Less:
Allowance for credit losses on loans	171,411		171,300
Loans in process	2,207,880		2,232,836
Net deferred fees, costs and discounts	53,472		61,626
Total loan contra accounts	2,432,763		2,465,762
Net loans	$14,592,202		$13,833,570

(1) Includes $202,261,000 and $311,795,000 of Small Business Administration’s Paycheck Protection Program ("PPP") loans as of December 31, 2021 and September 30, 2021, respectively.

The Company elected to exclude accrued interest receivable ("AIR") from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of December 31, 2021, and September 30, 2021, AIR for loans totaled $47,106,000 and $46,234,000, respectively, and is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Loans in the amount of $7,175,190,000 and $5,930,015,000 at December 31, 2021 and September 30, 2021, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") as part of our liquidity management strategy. The FHLB does not have the right to sell or re-pledge these loans.
The following table sets forth the amortized cost basis of non-accrual loans and loans 90 days or more past due and accruing.

	December 31, 2021			September 30, 2021
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing
Commercial loans
Multi-family	$—	$—	$—	$475	$—	$—
Commercial real estate	7,565	—	—	8,038	—	—
Commercial & industrial	15,349	—	—	365	30	—
Construction	611	—	—	505	—	—
Land - acquisition & development	2,340	—	—	2,340	—	—
Total commercial loans	25,865	—	—	11,723	30	—
Consumer loans
Single-family residential	17,751	—	—	19,320	—	—
Construction - custom	465	—	—	—	—	—
Land - consumer lot loans	544	—	—	359	—	—
HELOC	276	—	—	287	—	—
Consumer	58	—	—	60	—	—
Total consumer loans	19,094	—	—	20,026	—	—
Total non-accrual loans	$44,959	$—	$—	$31,749	$30	$—
% of total loans	0.30%			0.23%

The Company recognized interest income on non-accrual loans of approximately $1,250,000 in the three months ended December 31, 2021. If these loans had been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $328,000 for the three months ended December 31, 2021. Recognized interest income for the three months ended December 31, 2021 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide details regarding loan delinquencies by loan portfolio and class.

December 31, 2021		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$2,278,216	$2,278,216	$—	$—	$—	$—	—%
Commercial real estate	2,667,170	2,663,441	2,282	—	1,447	3,729	0.14
Commercial & industrial (1)	2,365,487	2,348,085	1,031	1,059	15,312	17,402	0.74
Construction	1,235,119	1,235,119	—	—	—	—	—
Land - acquisition & development	202,081	199,741	—	—	2,340	2,340	1.16
Total commercial loans	8,748,073	8,724,602	3,313	1,059	19,099	23,471	0.27
Consumer Loans
Single-family residential	5,286,559	5,266,143	5,099	1,088	14,229	20,416	0.39
Construction - custom	333,583	333,118	—	—	465	465	0.14
Land - consumer lot loans	149,845	149,193	52	75	525	652	0.44
HELOC	167,789	167,273	261	—	255	516	0.31
Consumer	77,764	77,530	69	114	51	234	0.30
Total consumer loans	6,015,540	5,993,257	5,481	1,277	15,525	22,283	0.37
Total Loans	$14,763,613	$14,717,859	$8,794	$2,336	$34,624	$45,754	0.31%
Delinquency %		99.69%	0.06%	0.02%	0.23%	0.31%

September 30, 2021		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$2,273,689	$2,273,214	$—	$—	$475	$475	0.02%
Commercial real estate	2,429,332	2,428,014	971	64	283	1,318	0.05
Commercial & industrial	2,303,927	2,303,605	—	—	322	322	0.01
Construction	1,117,227	1,117,186	—	—	41	41	—
Land - acquisition & development	192,416	190,076	—	—	2,340	2,340	1.22
Total commercial loans	8,316,591	8,312,095	971	64	3,461	4,496	0.05
Consumer Loans
Single-family residential	4,937,064	4,915,749	3,627	2,165	15,523	21,315	0.43
Construction - custom	347,752	347,752	—	—	—	—	—
Land - consumer lot loans	148,534	147,952	5	307	270	582	0.39
HELOC	166,940	166,627	47	—	266	313	0.19
Consumer	87,989	87,727	152	59	51	262	0.30
Total consumer loans	5,688,279	5,665,807	3,831	2,531	16,110	22,472	0.40
Total Loans	$14,004,870	$13,977,902	$4,802	$2,595	$19,571	$26,968	0.19%
Delinquency %		99.81%	0.03%	0.02%	0.14%	0.19%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has actively worked with its borrowers to modify consumer mortgage and commercial loans to provide payment deferrals as a result of the COVID-19 pandemic. The terms of the payment deferrals are generally 90 days for consumer mortgage loans and up to 180 days for commercial loans and borrowers may be eligible for multiple deferrals. Pursuant to the CARES Act, these loan modifications are not accounted for as TDRs. As of December 31, 2021, 16 mortgage loans totaling $3,526,000 and 1 commercial loan totaling $475,000 that had been modified remain in deferral. These loans are not considered past due until after the deferral period is over and scheduled payments have resumed.

Most TDRs are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. Each request for modification is individually evaluated for merit and likelihood of success. The concession granted in a loan modification is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of December 31, 2021, 97.4% of the Company's $60,326,000 in TDRs were classified as performing. As of December 31, 2021, single-family residential loans comprised 92.2% of TDRs.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present by primary credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of December 31, 2021.

	Term Loans Amortized Cost Basis by Origination Year
	YTD 2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$188,312	$774,664	$461,598	$145,568	$197,475	$466,643	$36,205	$—	$2,270,465
Special Mention	—	—	1,754	—	3,098	—	—	—	4,852
Substandard	—	—	—	—	650	2,249	—	—	2,899
Total	$188,312	$774,664	$463,352	$145,568	$201,223	$468,892	$36,205	$—	$2,278,216

Commercial real estate
Pass	$315,441	$644,455	$403,955	$273,743	$257,052	$591,343	$3,075	$—	$2,489,064
Special Mention	—	—	—	5,308	32,941	19,800	—	—	58,049
Substandard	—	—	8,308	44,362	17,171	49,124	1,092	—	120,057
Total	$315,441	$644,455	$412,263	$323,413	$307,164	$660,267	$4,167	$—	$2,667,170

Commercial & industrial
Pass	$96,846	$617,826	$179,111	$46,636	$32,369	$233,105	$954,157	$97	$2,160,147
Special Mention	744	13,881	2,782	5,972	—	6	37,377	—	60,762
Substandard	—	69	46,474	2,356	4,532	14,972	76,175	—	144,578
Total	$97,590	$631,776	$228,367	$54,964	$36,901	$248,083	$1,067,709	$97	$2,365,487

Construction
Pass	$68,058	$494,383	$352,324	$232,534	$374	$16,313	$69,957	$—	$1,233,943
Special Mention	—	566	—	—	—	—	—	—	566
Substandard	—	—	610	—	—	—	—	—	610
Total	$68,058	$494,949	$352,934	$232,534	$374	$16,313	$69,957	$—	$1,235,119

Land - acquisition & development
Pass	$31,257	$80,472	$30,263	$11,800	$13,730	$29,619	$2,600	$—	$199,741
Substandard	—	—	—	—	—	2,340	—	—	2,340
Total	$31,257	$80,472	$30,263	$11,800	$13,730	$31,959	$2,600	$—	$202,081

Total commercial loans
Pass	$699,914	$2,611,800	$1,427,251	$710,281	$501,000	$1,337,023	$1,065,994	$97	$8,353,360
Special Mention	744	14,447	4,536	11,280	36,039	19,806	37,377	—	124,229
Substandard	—	69	55,392	46,718	22,353	68,685	77,267	—	270,484
Total	$700,658	$2,626,316	$1,487,179	$768,279	$559,392	$1,425,514	$1,180,638	$97	$8,748,073

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Term Loans Amortized Cost Basis by Origination Year
	YTD 2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$686,288	$1,222,748	$805,399	$381,245	$320,431	$1,850,032	$—	$—	$5,266,143
30 days past due	735	—	—	—	—	4,364	—	—	5,099
60 days past due	—	—	—	—	—	1,088	—	—	1,088
90+ days past due	—	—	—	348	114	13,767	—	—	14,229
Total	$687,023	$1,222,748	$805,399	$381,593	$320,545	$1,869,251	$—	$—	$5,286,559

Construction - custom
Current	$10,516	$251,800	$68,238	$1,928	$636	$—	$—	$—	$333,118
90+ days past due	—	—	465	—	—	—	—	—	465
Total	$10,516	$251,800	$68,703	$1,928	$636	$—	$—	$—	$333,583

Land - consumer lot loans
Current	$18,436	$77,593	$23,409	$7,629	$4,062	$18,064	$—	$—	$149,193
30 days past due	—	—	52	—	—	—	—	—	52
60 days past due	—	—	—	75	—	—	—	—	75
90+ days past due	—	—	142	—	—	383	—	—	525
Total	$18,436	$77,593	$23,603	$7,704	$4,062	$18,447	$—	$—	$149,845

HELOC
Current	$—	$—	$—	$—	$—	$5,378	$161,644	$251	$167,273
30 days past due	—	—	—	—	—	214	38	9	261
90+ days past due	—	—	—	—	—	30	225	—	255
Total	$—	$—	$—	$—	$—	$5,622	$161,907	$260	$167,789

Consumer
Current	$100	$10,435	$8,082	$488	$31,853	$9,374	$17,198	$—	$77,530
30 days past due	—	—	—	10	—	55	4	—	69
60 days past due	—	—	—	4	—	110	—	—	114
90+ days past due	—	—	—	34	—	17	—	—	51
Total	$100	$10,435	$8,082	$536	$31,853	$9,556	$17,202	$—	$77,764

Total consumer loans
Current	$715,340	$1,562,576	$905,128	$391,290	$356,982	$1,882,848	$178,842	$251	$5,993,257
30 days past due	735	—	52	10	—	4,633	42	9	5,481
60 days past due	—	—	—	79	—	1,198	—	—	1,277
90+ days past due	—	—	607	382	114	14,197	225	—	15,525
Total	$716,075	$1,562,576	$905,787	$391,761	$357,096	$1,902,876	$179,109	$260	$6,015,540

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A "Summary of Significant Accounting Policies."

The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Three Months Ended December 31, 2021	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers (1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$16,949	$—	$—	$(956)	$15,993
Commercial real estate	23,437	(529)	44	2,770	25,722
Commercial & industrial	45,957	(43)	62	1,255	47,231
Construction	25,585	—	2,000	(2,819)	24,766
Land - acquisition & development	13,447	(2)	20	660	14,125
Total commercial loans	125,375	(574)	2,126	910	127,837
Consumer loans
Single-family residential	30,978	—	405	(1,277)	30,106
Construction - custom	4,907	—	—	(1,188)	3,719
Land - consumer lot loans	4,939	(27)	5	67	4,984
HELOC	2,390	—	1	(26)	2,365
Consumer	2,711	(76)	251	(486)	2,400
Total consumer loans	45,925	(103)	662	(2,910)	43,574
Total loans	$171,300	$(677)	$2,788	$(2,000)	$171,411
(1) Provision & transfer amounts within the table do not include the provision for unfunded commitments of $2,500,000.

Three Months Ended December 31, 2020	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers (1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$13,853	$—	$—	$510	$14,363
Commercial real estate	22,516	—	789	191	23,496
Commercial & industrial	38,665	(2)	50	5,604	44,317
Construction	24,156	—	—	2,209	26,365
Land - acquisition & development	10,733	—	35	(102)	10,666
Total commercial loans	109,923	(2)	874	8,412	119,207
Consumer loans
Single-family residential	45,186	—	779	(7,352)	38,613
Construction - custom	3,555	—	—	39	3,594
Land - consumer lot loans	2,729	—	7	222	2,958
HELOC	2,571	—	—	(209)	2,362
Consumer	2,991	(150)	226	388	3,455
Total consumer loans	57,032	(150)	1,012	(6,912)	50,982
Total loans	$166,955	$(152)	$1,886	$1,500	$170,189
(1) Provision & transfer amounts within the table do not include the provision for unfunded commitments of $1,500,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company recorded a $500,000 provision for credit losses for the three months ended December 31, 2021, compared with a provision for credit losses of $3,000,000 for the three months ended December 31, 2020. The provision in the three months ended December 31, 2021 was primarily due to growth in loans receivable and unfunded commitments largely offset by improvements in management's assessment of the credit quality of certain loan portfolios. The provision for the three months ended December 31, 2020 was primarily due to reserving for growth in loans receivable and changes in composition of the loan portfolio. Recoveries, net of charge-offs, totaled $2,111,000 for the three months ended December 31, 2021, compared to net recoveries of $1,734,000 during the three months ended December 31, 2020. No allowance was recorded as of December 31, 2021 or as of September 30, 2021 for the $198,947,000 and $305,162,000 of PPP loans in the portfolio on each date, respectively, which are included in the commercial & industrial loan category, due to the government guarantee.

Non-performing assets were $54,790,000, or 0.27% of total assets, at December 31, 2021, compared to $43,625,000, or 0.22% of total assets, at September 30, 2021. Non-accrual loans were $44,959,000 at December 31, 2021, compared to $31,749,000 at September 30, 2021. Delinquencies, as a percent of total loans, were 0.31% at December 31, 2021, compared to 0.19% at September 30, 2021.

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

The following tables provide the amortized cost of loans receivable based on risk rating categories as previously defined.

December 31, 2021	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$2,270,465	$4,852	$2,899	$—	$—	$2,278,216
Commercial real estate	2,489,064	58,049	120,057	—	—	2,667,170
Commercial & industrial	2,160,147	60,762	144,578	—	—	2,365,487
Construction	1,233,943	566	610	—	—	1,235,119
Land - acquisition & development	199,741	—	2,340	—	—	202,081
Total commercial loans	8,353,360	124,229	270,484	—	—	8,748,073
Consumer loans
Single-family residential	5,265,363	—	21,196	—	—	5,286,559
Construction - custom	333,118	—	465	—	—	333,583
Land - consumer lot loans	149,225	—	620	—	—	149,845
HELOC	167,513	—	276	—	—	167,789
Consumer	77,752	1	11	—	—	77,764
Total consumer loans	5,992,971	1	22,568	—	—	6,015,540
Total	$14,346,331	$124,230	$293,052	$—	$—	$14,763,613

Total grade as a % of total loans	97.17%	0.84%	1.99%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2021	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$2,252,395	$4,874	$16,420	$—	$—	$2,273,689
Commercial real estate	2,174,386	57,625	197,321	—	—	2,429,332
Commercial & industrial	2,108,152	48,124	147,651	—	—	2,303,927
Construction	1,115,791	931	505	—	—	1,117,227
Land - acquisition & development	190,076	—	2,340	—	—	192,416
Total commercial loans	7,840,800	111,554	364,237	—	—	8,316,591
Consumer loans
Single-family residential	4,915,106	—	21,958	—	—	4,937,064
Construction - custom	347,752	—	—	—	—	347,752
Land - consumer lot loans	148,010	—	524	—	—	148,534
HELOC	166,652	—	288	—	—	166,940
Consumer	87,962	—	27	—	—	87,989
Total consumer loans	5,665,482	—	22,797	—	—	5,688,279
Total loans	$13,506,282	$111,554	$387,034	$—	$—	$14,004,870

Total grade as a % of total gross loans	96.44%	0.80%	2.76%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on amortized cost of loans receivable based on borrower payment activity.

December 31, 2021	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$2,278,216	100.0%	$—	—%
Commercial real estate	2,659,605	99.7	7,565	0.3
Commercial & industrial	2,350,138	99.4	15,349	0.6
Construction	1,234,508	100.0	611	0.0
Land - acquisition & development	199,741	98.8	2,340	1.2
Total commercial loans	8,722,208	99.7	25,865	0.3
Consumer loans
Single-family residential	5,268,808	99.7	17,751	0.3
Construction - custom	333,118	99.9	465	0.1
Land - consumer lot loans	149,301	99.6	544	0.4
HELOC	167,513	99.8	276	0.2
Consumer	77,706	99.9	58	0.1
Total consumer loans	5,996,446	99.7	19,094	0.3
Total loans	$14,718,654	99.7%	$44,959	0.3%

September 30, 2021	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$2,273,214	100.0%	$475	—%
Commercial real estate	2,421,294	99.7	8,038	0.3
Commercial & industrial	2,303,562	100.0	365	—
Construction	1,116,722	100.0	505	—
Land - acquisition & development	190,076	98.8	2,340	1.2
Total commercial loans	8,304,868	99.9	11,723	0.1
Consumer loans
Single-family residential	4,917,744	99.6	19,320	0.4
Construction - custom	347,752	100.0	—	—
Land - consumer lot loans	148,175	99.8	359	0.2
HELOC	166,653	99.8	287	0.2
Consumer	87,929	99.9	60	0.1
Total consumer loans	5,668,253	99.6	20,026	0.4
Total loans	$13,973,121	99.8%	$31,749	0.2%

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

	December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$57,567	$—	$57,567
Asset-backed securities	—	959,894	—	959,894
Municipal bonds	—	40,149	—	40,149
Corporate debt securities	—	348,186	—	348,186
Mortgage-backed securities
Agency pass-through certificates	—	540,343	—	540,343
Total available-for-sale securities	—	1,946,139	—	1,946,139
Client swap program hedges	—	5,944	—	5,944
Mortgage loan fair value hedges	—	2,632	—	2,632
Borrowings cash flow hedges	—	48,888	—	48,888
Total financial assets	$—	$2,003,603	$—	$2,003,603

Financial Liabilities
Client swap program hedges	$—	$5,944	$—	$5,944
Commercial loan fair value hedges	—	1,951	—	1,951
Total financial liabilities	$—	$7,895	$—	$7,895

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$61,779	$—	$61,779
Asset-backed securities	—	1,078,681		1,078,681
Municipal bonds	—	39,984	—	39,984
Corporate debt securities	—	350,988	—	350,988
Mortgage-backed securities
Agency pass-through certificates	—	606,827	—	606,827
Total available-for-sale securities	—	2,138,259	—	2,138,259
Client swap program hedges	—	10,983	—	10,983
Borrowings cash flow hedges	—	42,442	—	42,442
Total financial assets	$—	$2,191,684	$—	$2,191,684

Financial Liabilities
Client swap program hedges	$—	$10,983	$—	$10,983
Commercial loan fair value hedges	—	2,177	—	2,177
Mortgage loan fair value hedges		1,641		1,641
Total financial liabilities	$—	$14,801	$—	$14,801

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

When management determines that the fair value of the collateral or the REO requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the collateral dependent loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2021 included loans for which an allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at December 31, 2021 and December 31, 2020, and the total gains (losses) resulting from those fair value adjustments during the respective periods. The estimated fair value measurements are shown gross of estimated selling costs.

	December 31, 2021				Three Months Ended December 31, 2021
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$202	$202	$(89)
Real estate owned (2)	—	—	1,390	1,390	(504)
Balance at end of period	$—	$—	$1,592	$1,592	$(593)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.

	December 31, 2020				Three Months Ended December 31, 2020
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$—	$—	$(44)
Real estate owned (2)	—	—	447	447	(47)
Balance at end of period	$—	$—	$447	$447	$(91)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.
At December 31, 2021, there was $134,000 in foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $3,477,000.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		December 31, 2021		September 30, 2021
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$1,880,647	$1,880,647	$2,090,809	$2,090,809
Available-for-sale securities
U.S. government and agency securities	2	57,567	57,567	61,779	61,779
Asset-backed securities	2	959,894	959,894	1,078,681	1,078,681
Municipal bonds	2	40,149	40,149	39,984	39,984
Corporate debt securities	2	348,186	348,186	350,988	350,988
Mortgage-backed securities
Agency pass-through certificates	2	540,343	540,343	606,827	606,827
Total available-for-sale securities		1,946,139	1,946,139	2,138,259	2,138,259
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	326,387	335,895	366,025	379,547
Total held-to-maturity securities		326,387	335,895	366,025	379,547

Loans receivable	3	14,592,202	14,991,699	13,833,570	14,279,725
FHLB and FRB stock	2	102,863	102,863	102,863	102,863
Other assets - client swap program hedges	2	5,944	5,944	10,983	10,983
Other assets - mortgage loan fair value hedges	2	2,632	2,632	—	—
Other assets - borrowings cash flow hedges	2	48,888	48,888	42,442	42,442

Financial liabilities
Time deposits	2	3,351,984	3,307,120	3,434,087	3,382,206
FHLB advances	2	1,720,000	1,672,238	1,720,000	1,692,412
Other liabilities - client swap program hedges	2	5,944	5,944	10,983	10,983
Other liabilities - commercial loan fair value hedges	2	1,951	1,951	2,177	2,177
Other liabilities - mortgage loan fair value hedges	2	—	—	1,641	1,641

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
The following tables provide details about the amortized cost and fair value of available-for-sale and held-to-maturity securities.

	December 31, 2021
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	$57,562	$93	$(88)	$57,567	0.86%
Asset-backed securities
1 to 5 years	19,280	—	(471)	18,809	0.83
5 to 10 years	66,245	290	(138)	66,397	0.58
Over 10 years	867,872	7,206	(390)	874,688	0.97
Corporate debt securities due
1 to 5 years	226,048	6,355	—	232,403	1.59
5 to 10 years	86,475	409	—	86,884	4.64
Over 10 years	28,833	66	—	28,899	1.95
Municipal bonds due
Within 1 year	1,501	10	—	1,511	—
5 to 10 years	5,774	226	—	6,000	0.22
Over 10 years	29,900	2,738	—	32,638	5.85
Mortgage-backed securities
Agency pass-through certificates	525,179	17,984	(2,820)	540,343	2.57
	1,914,669	35,377	(3,907)	1,946,139	1.72
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	326,387	9,508	—	335,895	3.17
	326,387	9,508	—	335,895	3.17
	$2,241,056	$44,885	$(3,907)	$2,282,034	1.91%

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

For available-for-sale investment securities, there were no purchases during the three months ended December 31, 2021 and purchases of $379,760,000 during the three months ended December 31, 2020. There were $4,510,000 of sales of available-for-sale investment securities during the three months ended December 31, 2021 and no sales during the prior year same period. For held-to-maturity investment securities, there were no purchases during the three months ended December 31, 2021 and no purchases during the three months ended December 31, 2020. There were no sales of held-to-maturity investment securities during the three months ended December 31, 2021 or December 31, 2020. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.

The Company elected to exclude AIR from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS securities, AIR totaled $3,804,000 and $3,458,000 as of December 31, 2021 and September 30, 2021, respectively. For HTM debt securities, AIR totaled $841,000 and $944,000 as of December 31, 2021 and September 30, 2021, respectively. AIR for securities is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.
The following tables show the gross unrealized losses and fair value of securities as of December 31, 2021 and September 30, 2021, by length of time that individual securities in each category have been in a continuous loss position. There were 36 and 31 securities with an unrealized loss as of December 31, 2021 and September 30, 2021, respectively. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to have any credit impairment.

December 31, 2021	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
U.S. government and agency securities	$(88)	$13,970	$—	$—	$(88)	$13,970
Asset-backed securities	(144)	71,099	(855)	87,409	(999)	158,508
Mortgage-backed securities	(755)	56,773	(2,065)	52,747	(2,820)	109,520
	(987)	141,842	(2,920)	140,156	(3,907)	281,998
Held-to-maturity securities
Mortgage-backed securities	—	—	—	—	—	—
	$(987)	$141,842	$(2,920)	$140,156	$(3,907)	$281,998

September 30, 2021	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Asset-backed securities	$(15)	$4,639	$(614)	$70,058	$(629)	$74,697
Mortgage-backed securities	(1,569)	47,758	(442)	32,266	(2,011)	80,024
	(1,584)	52,397	(1,056)	102,324	(2,640)	154,721
Held-to-maturity securities
Mortgage-backed securities	—	—	—	—	—	—
	$(1,584)	$52,397	$(1,056)	$102,324	$(2,640)	$154,721

Substantially all of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2021 or September 30, 2021.

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment as of December 31, 2021 or September 30, 2021. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Corporate debt securities and municipal bonds are considered to have an issuer of high credit quality (rated AA or higher) and the decline in fair value is due to changes in interest rates and other market conditions. The issuer continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at December 31, 2021 and September 30, 2021.

December 31, 2021	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$633,056	$5,944	Other liabilities	$633,056	$5,944
Commercial loan fair value hedges	Other assets	—	—	Other liabilities	42,209	1,951
Mortgage loan fair value hedges	Other assets	470,000	2,632	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	1,000,000	48,888	Other liabilities	—	—
		$2,103,056	$57,464		$675,265	$7,895

September 30, 2021	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$644,355	$10,983	Other liabilities	$644,355	$10,983
Commercial loan fair value hedges	Other assets	—	—	Other liabilities	44,678	2,177
Mortgage loan fair value hedges	Other assets	—	—	Other liabilities	470,000	1,641
Borrowings cash flow hedges	Other assets	1,000,000	42,442	Other liabilities	—	—
		$1,644,355	$53,425		$1,159,033	$14,801

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

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following tables present the impact of fair value hedge accounting on the carrying value of the hedged items at December 31, 2021 and September 30, 2021.

(In thousands)	December 31, 2021
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$1,376,402	$(260)
	$1,376,402	$(260)

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At December 31, 2021, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $1,332,154,000, the cumulative basis adjustment associated with the hedging relationships was $(2,357,000), and the amount of the designated hedged items was $470,000,000. During the year ended September 30, 2021, hedge accounting was discontinued on $30,000,000 (30%) of a $100,000,000 last of layer hedge. At December 31, 2021, there is $1,603,000 of remaining unamortized basis adjustment

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

associated with the terminated portion of the hedge and it will be recognized over the remaining life of the associated pool of loans.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At December 31, 2021, the amortized cost basis of the hedged commercial loans was $44,248,000 and the cumulative basis adjustment associated with the hedging relationships was $2,097,000.

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

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. During the three months ended December 31, 2020, a cash flow hedge with a notional amount of $100,000,000 and an effective interest rate of 1.39% was terminated and the FHLB advance was repaid. As of December 31, 2021, the maturities for hedges of adjustable rate borrowings ranged from three years to eight years, with the weighted average being 7.3 years.

The following tables present the gain (loss) recognized in AOCI on derivative instruments related to cash flow hedges on borrowings for the periods presented, as well as the effect of reclassification adjustments.

(In thousands)	Three Months Ended December 31,
Amounts recognized in AOCI	2021	2020
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$6,446	$20,118
Reclassification adjustment of net (gain)/loss included in net income	—	—
Total pre-tax gain/(loss) recognized in AOCI	$6,446	$20,118

The following tables present the gain (loss) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the periods presented.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended December 31, 2021		Three Months Ended December 31, 2020
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$138,509	$(7,843)	$133,671	$(13,198)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$(1,371)		$(1,541)
Recognized on derivatives	4,500		4,587
Recognized on hedged items	(4,475)		(4,456)
Net income/(expense) recognized on fair value hedges	$(1,346)		$(1,410)

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$2,021		$3,597
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		—
Net income/(expense) recognized on cash flow hedges		$2,021		$3,597

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the three months ended December 31, 2021 and 2020 as the changes in fair value of the receive fixed swap and pay fixed swap offset each other.

The following tables present the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Three Months Ended December 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2021	2020
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$5,039	$12,376
Receive fixed/pay floating swap	Other noninterest income	(5,039)	(12,376)
		$—	$—

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H – Revenue from Contracts with Customers

Since net interest income on financial assets and liabilities is outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), a significant majority of our revenues are not subject to that guidance.

Revenue streams that are within the scope of ASC 606 are presented within non-interest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the new guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. In scope revenue streams represented approximately 5.6% of our total revenues for the three months ended December 31, 2021, compared to 5.4% for the three months ended December 31, 2020. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of non-interest income within the scope of the guidance include the following:

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

NOTE I – Commitments and Contingencies

Lease Commitments - The Company’s lease commitments consist primarily of real estate property for branches and office space under various non-cancellable operating leases that expire between 2022 and 2070. The majority of the leases contain renewal options and provisions for increases in rental rates based on a predetermined schedule or an agreed upon index.
Financial Instruments with Off-Balance Sheet Risk - The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $4,272,929,000 and $3,804,444,000 at December 31, 2021 and September 30, 2021, respectively. The reserve was $30,000,000 as of December 31, 2021, which is an increase from $27,500,000 at September 30, 2021. See Note A "Summary of Significant Accounting Policies" for details regarding the reserve methodology.

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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this report, and including the Risk Factors included in the Company’s 2021 Form 10-K for the year ended September 30, 2021, and in any of the Company's other subsequent Securities and Exchange Commission ("SEC") filings, which could cause the Company's future results to differ materially from the plans, objectives, goals, estimates, intentions and expectations expressed in forward-looking statements:

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
•the success of the Company at managing the risks involved in the foregoing and managing its business; and
•the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond the Company's control; and
•the effects and unanticipated expenses related to the proposed charter conversion of the Bank from a federal to a state charter.

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

On January 3, 2022, the Bank announced that it had applied to the Washington State Department of Financial Institutions to convert from a national association to a non-Federal Reserve member Washington state-chartered bank. If the application is approved and the conversion is completed, then the Washington State Department of Financial Institutions will be the Bank's regulator and the Federal Deposit Insurance Corporation (the "FDIC") will be the Bank's primary federal regulator. The Federal Reserve will continue to regulate the Bank's holding company. The Bank has notified the FDIC and the Federal Reserve System of the proposed charter conversion. The Bank also filed a notice of the charter conversion with its current primary federal regulator, the Office of the Comptroller of the Currency. If the charter conversion application is approved, the Bank will cancel its holdings of stock of the Federal Reserve Bank of San Francisco and terminate its membership in the Federal Reserve System.

The Company's fiscal year end is September 30th. All references to 2021 represent balances as of September 30, 2021 or activity for the fiscal year then ended.

CRITICAL ACCOUNTING POLICIES

See Note A to the Consolidated Financial Statements in "Item 1. Financial Statements" above. Also, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on November 19, 2021.

ASSET QUALITY & ALLOWANCE FOR CREDIT LOSSES

See Note A, D and E to the Consolidated Financial Statements in "Item 1. Financial Statements" above. Also, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on November 19, 2021.

INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of transaction and savings accounts is 79% of total deposits as of December 31, 2021 while the composition of the investment securities portfolio is 56% variable and 44% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $326,387,000 of mortgage-backed securities that it has designated as held-to-maturity and are carried at amortized cost. As of December 31, 2021, the net unrealized gain on these securities was $9,508,000. The Company has $1,946,139,000 of available-for-sale securities that are carried at fair value. As of December 31, 2021, the net unrealized gain on these securities was $31,470,000. The Company has executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized gain on these interest rate swaps as of December 31, 2021 was $48,888,000. All of the above are pre-tax net unrealized gains or losses.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
management monitors and adjusts loan and deposit pricing and the size and composition of the balance sheet to respond to changing interest rates.

As of December 31, 2021, in the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would increase by 8.4% in the next year. This compares to an estimated increase of 9.7% as of the September 30, 2021 analysis. The change is primarily due to a shift in the yield curve as well as shifts in the mix of fixed versus adjustable rate assets and liabilities. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long-term rates over two years would result in a net interest income increase of 0.7% in the first year and increase of 4.1% in the second year assuming a constant balance sheet and no management intervention. We have not provided an estimate of any impact on net interest income of a decrease in interest rates at December 31, 2021 as many of our interest rate sensitive assets and liabilities are tied to interest rates that are already at or near their historical minimum levels (i.e., Prime and LIBOR) and, therefore, are not expected to materially decrease further assuming U.S. market interest rates continue to remain above zero percent. Sustained negative interest rates for an economy with the size and complexity of the United States would likely lead to broad macroeconomic impacts that are difficult to foresee. While there is a possibility that U.S market interest rates could fall below zero percent, this has not occurred in the United States.

NPV Sensitivity - NPV is an estimate of the market value of shareholders' equity. NPV is calculated as the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of NPV to changes in interest rates provides a view of interest rate risk as it incorporates all future expected cash flows. As of December 31, 2021, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decrease by $471,566,000 or 14.3% and the NPV to total assets ratio to decline to 14.9% from a base of 16.4%. As of September 30, 2021, the NPV in the event of a 200 basis point increase in rates was estimated to decrease by $207,000,000 or 6.8% and the NPV to total assets ratio to decline to 15.2% from a base of 15.5%. The change in NPV sensitivity is due primarily to changes in interest rates and the related impact on asset prices and sensitivity to expected prepayment speeds on fixed rate loans and mortgage-backed securities as well as changes in the mix of fixed versus adjustable rate assets and liabilities as of December 31, 2021.
Interest Rates - The Company measures the difference between the rate on total interest-earning assets and the rate on interest-bearing liabilities at the end of each period. This period-end interest rate spread was 2.48% at December 31, 2021 and 2.45% at September 30, 2021. As of December 31, 2021, the weighted average period-end rate on interest-earning assets increased by 3 basis points to 2.83% compared to September 30, 2021, while the weighted average period-end rate on interest-bearing liabilities was unchanged and remained at 0.35%. The period-end interest rate spread increased to 2.48% at December 31, 2021 from 2.34% at December 31, 2020 as the weighted average period-end rate on interest-earning assets decreased by 9 basis points while the weighted average period-end rate on interest-bearing liabilities declined by 23 basis points.

Net Interest Margin - Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin was 2.87% for the quarter ended December 31, 2021 compared to 2.75% for the quarter ended December 31, 2020. The yield on interest-earning assets decreased 12 basis points to 3.22% and the cost of interest-bearing liabilities decreased 31 basis points to 0.45% over that same period. Repayments on higher rate loans, the origination of lower yielding loans, and the purchase of mortgage loan pools with an effective yield less than the average of the loan portfolio drove the decline in yield on interest-earning assets. The benefit from amortization of net loan origination fees on PPP loans also declined to $3,319,000 during the quarter ended December 31, 2021 compared to $4,886,000 in the prior year quarter. The lower rate in interest-bearing liabilities was primarily due to lower rates paid on interest-bearing deposits as well as a lower rate on FHLB advances.
The following table sets forth the information explaining the changes in the net interest margin for the period indicated compared to the same period one year ago.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

	Three Months Ended December 31, 2021			Three Months Ended December 31, 2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$14,297,907	$138,509	3.84%	$12,824,870	$133,671	4.14%
Mortgage-backed securities	925,028	4,792	2.06	1,582,286	7,230	1.81
Cash & Investments	3,207,877	5,783	0.72	3,004,224	5,265	0.70
FHLB & FRB stock	102,863	1,356	5.23	140,730	1,656	4.67
Total interest-earning assets	18,533,675	150,440	3.22%	17,552,110	147,822	3.34%
Other assets	1,272,163			1,307,937
Total assets	$19,805,838			$18,860,047

Liabilities and Equity
Interest-bearing customer accounts	$12,530,492	$8,461	0.27%	$11,619,857	$14,110	0.48%
FHLB advances	1,720,000	7,843	1.81	2,668,478	13,198	1.96
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	14,250,492	16,304	0.45%	14,288,335	27,308	0.76%
Noninterest-bearing customer accounts	3,188,223			2,258,685
Other liabilities	223,421			275,834
Total liabilities	17,662,136			16,822,854
Shareholders' equity	2,143,702			2,037,193
Total liabilities and equity	$19,805,838			$18,860,047
Net interest income/interest rate spread		$134,136	2.77%		$120,514	2.65%
Net interest margin (NIM)			2.87%			2.75%

As of December 31, 2021, total assets had increased by $322,597,000 to $19,973,171,000 from $19,650,574,000 at September 30, 2021. During the three months ended December 31, 2021, loans receivable increased $758,632,000 while cash and cash equivalents decreased by $210,162,000 and investment securities decreased by $231,758,000. Growth in loans receivable were also substantially funded by the $359,934,000 increase in customer deposits.
Cash and cash equivalents of $1,880,647,000 and shareholders’ equity of $2,149,126,000 as of December 31, 2021 provide management with flexibility in managing interest rate risk going forward.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
The Company has actively worked with its borrowers to modify consumer mortgage and commercial loans to provide payment deferrals as a result of the COVID-19 pandemic. The terms of the payment deferrals are generally 90 days for consumer mortgage loans and up to 180 days for commercial loans, and borrowers may be eligible for multiple deferrals. Pursuant to the CARES Act, these loan modifications are not accounted for as TDRs. As of December 31, 2021, 16 mortgage loans totaling $3,526,000 and 1 commercial loan totaling $475,000 that had been modified remain in deferral. These loans are not considered past due until after the deferral period is over and scheduled payments have resumed.
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
Strong growth in customer deposit accounts has provided the primary source for funding increases in the loan portfolio. Customer accounts increased $359,934,000, or 2.3%, to $15,902,046,000 at December 31, 2021 compared with $15,542,112,000 at September 30, 2021. Total FHLB borrowings totaled $1,720,000,000 as of December 31, 2021 and was unchanged from September 30, 2021.
The Company's cash and cash equivalents totaled $1,880,647,000 at December 31, 2021, an decrease from $2,090,809,000 at September 30, 2021. These amounts include the Bank's operating cash.
The Company’s shareholders' equity at December 31, 2021 was $2,149,126,000, or 10.76% of total assets. This is an increase of $23,062,000 from September 30, 2021 when net worth was $2,126,064,000, or 10.82% of total assets. The Company’s shareholders' equity was impacted in the three months ended December 31, 2021 by net income of $50,281,000, the payment of $14,899,000 in common stock dividends, payment of $3,656,000 in preferred stock dividends, treasury stock purchases of $2,973,000, as well as the other comprehensive loss of $7,909,000. The ratio of tangible capital to tangible assets at December 31, 2021 was 9.35%. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

December 31, 2021
Common Equity Tier I risk-based capital ratio:
The Company	$1,477,844	9.98%	4.50%	NA
The Bank	1,746,080	11.79%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,777,844	12.00%	6.00%	NA
The Bank	1,746,080	11.79%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,963,161	13.26%	8.00%	NA
The Bank	1,931,396	13.04%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,777,844	9.14%	4.00%	NA
The Bank	1,746,080	8.98%	4.00%	5.00%

September 30, 2021
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,446,613	9.50%	4.50%	NA
The Bank	1,717,014	11.28%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,746,613	11.47%	6.00%	NA
The Bank	1,717,014	11.28%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,937,036	12.72%	8.00%	NA
The Bank	1,907,408	12.53%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,746,613	9.07%	4.00%	NA
The Bank	1,717,014	8.92%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents - Cash and cash equivalents were $1,880,647,000 at December 31, 2021, a decrease of $210,162,000, or 10.1%, since September 30, 2021. The change is primarily due to funding of new loan originations, partially offset by growth in customer transaction deposit accounts.

Available-for-sale and held-to-maturity investment securities - Available-for-sale securities decreased $192,120,000, or 9.0%, during the three months ended December 31, 2021, mostly due to principal repayments and maturities of $170,847,000. During the same period, the balance of held-to-maturity securities decreased by $39,638,000 primarily due to principal pay-downs and maturities of $38,679,000. As of December 31, 2021, the Company had a net unrealized gain on available-for-sale securities of $31,470,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
The majority of the Company’s held-to-maturity and available-for-sale debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The Company did not record an allowance for credit losses for held-to-maturity securities as of December 31, 2021 or September 30, 2021 as the investment portfolio consists primarily of U.S. government agency mortgage-backed securities that management deems to have immaterial risk of loss. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios as well as the economic conditions at future reporting periods. The Company does not believe that any of its available-for-sale debt securities had credit loss impairment as of December 31, 2021 or September 30, 2021, therefore, no allowance was recorded.

Loans receivable - Loans receivable, net of related contra accounts, increased by $758,632,000 to $14,592,202,000 at December 31, 2021, compared to $13,833,570,000 at September 30, 2021. The increase was primarily the net result of originations of $2,134,338,000, purchases of single-family residential mortgages of $413,326,000, partially offset by loan principal repayments of $1,833,099,000 as well as a $24,956,000 decrease in loans in process. Commercial loan originations accounted for 79% of total originations and consumer loan originations were 21% during the period. The mix of loan originations is consistent with management's strategy during low rate environments to produce more construction, multifamily, commercial real estate, and commercial and industrial loans that generally have adjustable interest rates or a shorter duration.
The following table shows the loan portfolio by category and the change.

	December 31, 2021		September 30, 2021		Change
	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$2,298,155	13.5%	$2,291,477	14.0%	$6,678	0.3%
Commercial real estate	2,681,453	15.8	2,443,845	15.0	237,608	9.7
Commercial & industrial (1)	2,373,012	13.9	2,314,654	14.2	58,358	2.5
Construction	2,967,644	17.4	2,888,214	17.7	79,430	2.8
Land - acquisition & development	225,423	1.3	222,457	1.4	2,966	1.3
Total commercial loans	10,545,687	61.9	10,160,647	62.3	385,040	3.8
Consumer loans
Single-family residential	5,295,837	31.1	4,951,627	30.4	344,210	7.0
Construction - custom	787,862	4.6	783,221	4.8	4,641	0.6
Land - consumer lot loans	151,297	0.9	149,956	0.9	1,341	0.9
HELOC	166,601	1.0	165,989	1.0	612	0.4
Consumer	77,681	0.5	87,892	0.5	(10,211)	(11.6)
Total consumer loans	6,479,278	38.1	6,138,685	37.7	340,593	5.5
Total gross loans	17,024,965	100%	16,299,332	100%	725,633	4.5
Less:
Allowance for credit losses on loans	171,411		171,300		111	0.1
Loans in process	2,207,880		2,232,836		(24,956)	(1.1)
Net deferred fees, costs and discounts	53,472		61,626		(8,154)	(13.2)
Total loan contra accounts	2,432,763		2,465,762		(32,999)	(1.3)
Net loans	$14,592,202		$13,833,570		$758,632	5.5%
(1) Includes $202,261,000 of PPP loans as of December 31, 2021 and $311,795,000 as of September 30, 2021.

Non-performing assets - Non-performing assets increased $11,165,000 during the three months ended December 31, 2021 to $54,790,000 from $43,625,000 at September 30, 2021. The change is primarily due to a $13,210,000 increase in non-accrual loans. Non-performing assets as a percentage of total assets was 0.27% at December 31, 2021 compared to 0.22% at September 30, 2021.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
The following table sets forth information regarding troubled debt restructured loans and non-performing assets.

	December 31, 2021		September 30, 2021
	($ in thousands)
Troubled debt restructured loans:
Multi - family	$201	0.3%	$223	0.3%
Commercial real estate	2,248	3.7	2,275	3.5
Commercial & industrial	38	0.1	40	0.1
Construction	—	—	—	—
Land - acquisition & development	—	—	—	—
Single-family residential	55,625	92.2	60,011	92.0
Construction - custom	—	—	—	—
Land - consumer lot loans	1,933	3.2	2,292	3.5
HELOC	242	0.4	246	0.4
Consumer	39	0.1	41	0.1
Total restructured loans (1)	$60,326	100%	$65,128	100%
Non-accrual loans:
Multi - family	$—	—%	$475	1.5%
Commercial real estate	7,565	16.8	8,038	25.3
Commercial & industrial	15,349	34.1	365	1.1
Construction	611	1.4	505	1.7
Land - acquisition & development	2,340	5.2	2,340	7.4
Single-family residential	17,751	39.5	19,320	60.9
Construction - custom	465	1.0	—	—
Land - consumer lot loans	544	1.2	359	1.1
HELOC	276	0.6	287	0.9
Consumer	58	0.1	60	0.2
Total non-accrual loans	44,959	100%	31,749	100%
Real estate owned	5,737		8,204
Other property owned	4,094		3,672
Total non-performing assets	$54,790		$43,625
Total non-performing assets and performing restructured loans as a percentage of total assets	0.57%		0.55%
Total Assets
(1) Restructured loans were as follows:
Performing	$58,782	97.4%	$63,655	97.7%
Non-performing (included in non-accrual loans above)	1,544	2.6	1,473	2.3
	$60,326	100%	$65,128	100%

For the three months ended December 31, 2021, the Company recognized $1,250,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $328,000 for the same period had these loans performed according to their original contract terms. Recognized interest income for the three months ended December 31, 2021 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. In addition to the non-accrual loans reflected in the above table, the Company had $248,068,000 of loans that were less than 90 days delinquent at December 31, 2021 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 1.81% at December 31, 2021.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 92.2% of restructured loans as of December 31, 2021. The concession for these loans is typically a payment reduction through a rate reduction of 100 to 200 bps for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period.

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

Allowance for credit losses - The following table shows the composition of the Company’s allowance for credit losses.

	December 31, 2021		September 30, 2021		Change
Allowance for credit losses:	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$15,993	9.3%	16,949	9.9%	$(956)	(5.6)%
Commercial real estate	25,722	15.0	23,437	13.7	2,285	9.7
Commercial & industrial	47,231	27.6	45,957	26.8	1,274	2.8
Construction	24,766	14.4	25,585	14.9	(819)	(3.2)
Land - acquisition & development	14,125	8.2	13,447	7.8	678	5.0
Total commercial loans	127,837	74.6	125,375	73.2	2,462	2.0
Consumer loans
Single-family residential	30,106	17.6	30,978	18.1	(872)	(2.8)
Construction - custom	3,719	2.2	4,907	2.9	(1,188)	(24.2)
Land - consumer lot loans	4,984	2.9	4,939	2.9	45	0.9
HELOC	2,365	1.4	2,390	1.4	(25)	(1.0)
Consumer	2,400	1.4	2,711	1.6	(311)	(11.5)
Total consumer loans	43,574	25.4	45,925	26.8	(2,351)	(5.1)
Total allowance for loan losses	171,411	100.0%	171,300	100.0%	111	0.1
Reserve for unfunded commitments	30,000		27,500		2,500	9.1
Total allowance for credit losses	$201,411		$198,800		$2,611	1.3%

No allowance was recorded as of December 31, 2021 or as of September 30, 2021 for the $198,947,000 and $305,162,000 of SBA Payroll Protection Program loans in the portfolio on each date, respectively, which are included in the commercial & industrial loan category, due to the government guarantee. Management believes the allowance for credit losses of $201,411,000, or 1.18% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E and Note I for further details of the allowance for loan losses and reserve for unfunded commitments as of and for the period ended December 31, 2021 and September 30, 2021.

Real estate owned ("REO") - REO decreased during the three months ended December 31, 2021 by $2,467,000 to $5,737,000. The decrease was due to REO sales and the write-down of certain properties.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Intangible assets - Intangible assets decreased to $309,747,000 as of December 31, 2021 from $310,019,000 as of September 30, 2021. The decrease was due to normal amortization of finite-lived intangible assets.

Customer accounts - Customer accounts increased $359,934,000, or 2.3%, to $15,902,046,000 at December 31, 2021 compared with $15,542,112,000 at September 30, 2021. Transaction accounts increased by $442,037,000 or 3.7% during that period, while time deposits decreased $82,103,000 or 2.4%. The shift in deposit mix has been a result of a deliberate deposit pricing and customer growth strategy. The focus on transaction accounts is intended to lessen sensitivity to rising interest rates and manage interest expense.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	December 31, 2021			September 30, 2021
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$3,279,841	20.6%	—%	$3,122,397	20.1%	—%
Interest checking	3,688,823	23.3	0.21	3,566,322	22.9	0.20
Savings	1,043,002	6.6	0.11	1,039,336	6.7	0.11
Money market	4,538,396	28.5	0.20	4,379,970	28.2	0.19
Time deposits	3,351,984	21.1	0.53	3,434,087	22.1	0.54
Total	$15,902,046	100%	0.22%	$15,542,112	100%	0.23%

FHLB advances and other borrowings - Total borrowings were $1,720,000,000 as of December 31, 2021 and unchanged from $1,720,000,000 as of September 30, 2021. Strong growth in deposits has provided for substantial funding of growth in loans receivable, therefore, additional FHLB borrowings have not been necessary. The weighted average rate for FHLB borrowings was 1.49% as of December 31, 2021 and 1.51% at September 30, 2021.

Shareholders' equity - The Company’s shareholders' equity at December 31, 2021 was $2,149,126,000, or 10.76% of total assets. This is an increase of $23,062,000 from September 30, 2021 when net worth was $2,126,064,000, or 10.82% of total assets. The Company’s shareholders' equity was impacted in the three months ended December 31, 2021 by net income of $50,281,000, the payment of $14,899,000 in common stock dividends, payment of $3,656,000 in preferred stock dividends, treasury stock purchases of $2,973,000, as well as the other comprehensive loss of $7,909,000.

RESULTS OF OPERATIONS

Net Income - The Company recorded net income of $50,281,000 for the three months ended December 31, 2021 compared to $38,951,000 for the prior year quarter. The changes are due to the factors described below.

Net Interest Income - For the three months ended December 31, 2021, net interest income was $134,136,000, which is $13,622,000 higher than the same quarter of the prior year. Net interest margin was 2.87% for the quarter ended December 31, 2021 compared to 2.75% for the quarter ended December 31, 2020. The increase in net interest income is mostly due to average interest-earning assets increasing by $981,565,000 or 5.59% from the prior year while average interest-bearing liabilities decreased $37,843,000 or 0.26%. The average rate earned on interest-earning assets declined by 12 basis points to 3.22% while the average rate paid on interest-bearing liabilities declined by 31 basis points to 0.45%. During the three months ended December 31, 2021 and 2020, net interest income included $3,319,000 and $4,886,000, respectively, of net loan origination fee amortization on PPP loans.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Rate / Volume Analysis:

	Comparison of Three Months Ended 12/31/21 and 12/31/20
($ in thousands)	Volume	Rate	Total
Interest income:
Loans receivable	$14,765	$(9,927)	$4,838
Mortgage-backed securities	(3,314)	876	(2,438)
Investments (1)	371	(153)	218
All interest-earning assets	11,822	(9,204)	2,618
Interest expense:
Customer accounts	997	(6,646)	(5,649)
FHLB advances and other borrowings	(4,407)	(948)	(5,355)
All interest-bearing liabilities	(3,410)	(7,594)	(11,004)
Change in net interest income	$15,232	$(1,610)	$13,622
___________________
(1)Includes interest on cash equivalents and dividends on FHLB & FRB stock.
Provision (Release) for Credit Losses - The Company recorded a $500,000 provision for credit losses for the three months ended December 31, 2021, compared with a provision for credit losses of $3,000,000 for the three months ended December 31, 2020. The provision in the three months ended December 31, 2021 was primarily due to growth in loans receivable and unfunded commitments largely offset by improvements in management's assessment of the credit quality of certain loan portfolios. The provision for the three months ended December 31, 2020 was primarily due to reserving for growth in loans receivable and changes in composition of the loan portfolio. Recoveries, net of charge-offs, totaled $2,111,000 for the three months ended December 31, 2021, compared to net recoveries of $1,734,000 during the three months ended December 31, 2020. No allowance was recorded as of December 31, 2021 or as of September 30, 2021 for the $198,947,000 and $305,162,000 of PPP loans in the portfolio on each date, respectively, which are included in the commercial & industrial loan category, due to the government guarantee.

Other Income - The three months ended December 31, 2021 results include total other income of $18,681,000 compared to $13,870,000 for the same period one year ago, a $4,811,000 increase. The increase in other income was primarily due to a gain of $5,135,000 that was recorded for certain equity investments in the December 31, 2021.

Other Expense - Total other expense was $89,613,000 for the three months ended December 31, 2021, an increase of $8,203,000 from $81,410,000 for the prior year quarter. Compensation and benefits costs increased by $4,702,000, or 11.0%, over the prior year quarter due to annual merit increases, higher bonus compensation accruals related to strong deposit and loan growth and investments in top talent and contract staff to support strategic initiatives. The three months ended December 31, 2021 also included a tax related accrual of $2,400,000. Total other expense for the three months ended December 31, 2021 and December 31, 2020 equaled 1.81% and 1.73%, respectively, of average assets.

Gain (Loss) on Real Estate Owned - Results for the three months ended December 31, 2021 include a net gain on real estate owned of $562,000, compared to a net loss of $449,000 for the prior year quarter. The gain during the three months ended December 31, 2021 was due to REO sales, partially offset by the write-down of certain properties.

Income Tax Expense - Income tax expense totaled $12,985,000 for the three months ended December 31, 2021, compared to $10,574,000 for the prior year quarter. The effective tax rate was 20.52% and 21.35% for the three months ended December 31, 2021 and December 31, 2020, respectively. The Company’s effective tax rate varies from the statutory rate mainly due to state taxes, tax-exempt income and tax-credit investments.

Item 3.                Quantitative and Qualitative Disclosures About Market Risk
Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2021. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2021 Form 10-K.

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

Item 1A. Risk Factors

Bank Secrecy Act Consent Order

As set forth in the Current Report on Form 8-K filed with the SEC on December 20, 2021, on December 17, 2021, the Office of the Comptroller of the Currency terminated the February 2018 Bank Secrecy Act (“BSA”) Consent Order issued to the Bank. The Bank remains subject to the BSA, the Patriot Act, and other laws and regulations requiring financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. Failure to maintain an effective BSA program could have serious business, financial and reputational consequences for the Bank. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the Company's Form 10-K for the year ended September 30, 2021. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report. Management is not aware of any other material changes to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2021 to October 31, 2021	80,108	$35.36	80,108	3,737,010
November 1, 2021 to November 30, 2021	2,989	35.66	2,989	3,734,021
December 1, 2021 to December 31, 2021	1,017	33.11	1,017	3,733,004
Total	84,114	$35.34	84,114	3,733,004
 ___________________
(1)The Company's stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 76,956,264 shares were authorized for repurchase. This includes the 10,000,000 additional shares authorized by the Board of Directors on January 26, 2021.

Item 3.                Defaults Upon Senior Securities
Not applicable

Item 4.                Mine Safety Disclosures
Not applicable

Item 5.                Other Information
Not applicable

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Item 6.                Exhibits

(a)	Exhibits

	31.1 *	Section 302 Certification by the Chief Executive Officer
	31.2 *	Section 302 Certification by the Chief Financial Officer
	32 *	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer
	101 *	Financial Statements from the Company’s Form 10-Q for the three months ended December 31, 2021 formatted in iXBRL
	104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 31, 2022	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL President & Chief Executive Officer

January 31, 2022	/S/ VINCENT L. BEATTY
VINCENT L. BEATTY Executive Vice President and Chief Financial Officer

January 31, 2022	/S/ CORY D. STEWART
CORY D. STEWART Senior Vice President and Principal Accounting Officer