Form 10-Q
period 2022-03-31
WASHINGTON FEDERAL INC
filed 2022-05-03
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

The registrant had outstanding 65,307,718 shares of common stock as of April 28, 2022.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	March 31, 2022	September 30, 2021
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,947,504	$2,090,809
Available-for-sale securities, at fair value	1,909,605	2,138,259
Held-to-maturity securities, at amortized cost	301,221	366,025
Loans receivable, net of allowance for loan losses of $171,384 and $171,300	15,094,926	13,833,570
Interest receivable	51,440	50,636
Premises and equipment, net	247,166	255,152
Real estate owned	9,509	8,204
FHLB and FRB stock	78,873	102,863
Bank owned life insurance	236,024	233,263
Intangible assets, including goodwill of $303,457 and $303,457	309,501	310,019
Federal and state income tax assets, net	3,821	3,877
Other assets	370,689	257,897
	$20,560,279	$19,650,574
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$13,139,606	$12,108,025
Time deposit accounts	3,251,042	3,434,087
	16,390,648	15,542,112
FHLB advances	1,720,000	1,720,000
Advance payments by borrowers for taxes and insurance	39,426	47,016
Accrued expenses and other liabilities	218,504	215,382
	18,368,578	17,524,510
Commitments and contingencies (see Note I)
Shareholders’ equity
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 300,000 and 300,000 shares issued; 300,000 and 300,000 shares outstanding	300,000	300,000
Common stock, $1.00 par value, 300,000,000 shares authorized; 136,243,712 and 135,993,254 shares issued; 65,306,928 and 65,145,268 shares outstanding	136,244	135,993
Additional paid-in capital	1,683,578	1,678,622
Accumulated other comprehensive income (loss), net of taxes	71,478	69,785
Treasury stock, at cost; 70,936,784 and 70,847,986 shares	(1,590,082)	(1,586,947)
Retained earnings	1,590,483	1,528,611
	2,191,701	2,126,064
	$20,560,279	$19,650,574

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(In thousands, except share data)		(In thousands, except share data)
INTEREST INCOME
Loans receivable	$139,260	$132,757	$277,769	$266,428
Mortgage-backed securities	4,659	6,696	9,451	13,926
Investment securities and cash equivalents	6,919	7,301	14,058	14,222
	150,838	146,754	301,278	294,576
INTEREST EXPENSE
Customer accounts	8,225	10,729	16,686	24,839
FHLB advances	7,525	11,991	15,368	25,189
	15,750	22,720	32,054	50,028
Net interest income	135,088	124,034	269,224	244,548
Provision (release) for credit losses	(500)	—	—	3,000
Net interest income after provision (release)	135,588	124,034	269,224	241,548
OTHER INCOME
Gain (loss) on sale of investment securities	—	—	81	—
Gain (loss) on termination of hedging derivatives	—	14,110	—	14,110
Prepayment penalty on long-term debt	—	(13,788)	—	(13,788)
Loan fee income	2,475	872	4,396	3,264
Deposit fee income	6,282	5,960	12,725	11,986
Other income	6,902	7,323	17,138	12,775
	15,659	14,477	34,340	28,347
OTHER EXPENSE
Compensation and benefits	47,115	43,632	94,540	86,355
Occupancy	11,788	10,473	21,878	20,065
FDIC insurance premiums	2,100	3,755	5,200	7,018
Product delivery	5,044	4,401	9,765	9,338
Information technology	11,722	10,696	23,143	22,527
Other expense	10,648	8,789	23,504	17,853
	88,417	81,746	178,030	163,156
Gain (loss) on real estate owned, net	129	34	691	(415)
Income before income taxes	62,959	56,799	126,225	106,324
Income tax expense	13,600	11,928	26,585	22,502
Net income	49,359	44,871	99,640	83,822
Dividends on preferred stock	3,656	2,722	7,312	2,722
Net income available to common shareholders	$45,703	$42,149	$92,328	$81,100
PER SHARE DATA
Basic earnings per common share	$0.70	$0.56	$1.41	$1.07
Diluted earnings per common share	0.70	0.56	1.41	1.07
Dividends paid on common stock per share	0.24	0.23	0.47	0.45
Basic weighted average number of shares outstanding	65,301,171	75,354,765	65,253,991	75,576,288
Diluted weighted average number of shares outstanding	65,445,206	75,393,464	65,397,601	75,582,426

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net income	$49,359	$44,871
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $10,086 and $1,114	(33,767)	(3,729)
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $0 and $0	—	—
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	(33,767)	(3,729)
Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $(12,954) and $(16,230)	43,369	54,335
Reclassification adjustment of net (gain) loss included in net income during the period from hedging derivatives, net of tax of $0 and $3,245	—	(10,865)
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	43,369	43,470

Other comprehensive income (loss)	9,602	39,741
Comprehensive income	$58,961	$84,612

	Six Months Ended March 31,
	2022	2021
	(In thousands)
Net income	$99,640	$83,822
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $13,950 and $(1,572)	(46,701)	5,262
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $(19) and $0	62	—
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	(46,639)	5,262
Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $(14,437) and $(20,857)	48,332	69,826
Reclassification adjustment of net (gain) loss included in net income during the period from hedging derivatives, net of tax of $0 and $3,245	—	(10,865)
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	48,332	58,961

Other comprehensive income (loss)	1,693	64,223
Comprehensive income	$101,333	$148,045

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2022	$300,000	$136,196	$1,680,637	$1,560,337	$61,876	$(1,589,920)	$2,149,126
Net income	—	—	—	49,359	—	—	49,359
Other comprehensive income (loss)	—	—	—	—	9,602	—	9,602
Dividends on common stock ($0.24 per share)	—	—	—	(15,557)	—	—	(15,557)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Proceeds from stock-based awards	—	19	514	—	—	—	533
Stock-based compensation expense	—	29	2,427	—	—	—	2,456
Treasury stock acquired	—	—	—	—	—	(162)	(162)
Balance at March 31, 2022	$300,000	$136,244	$1,683,578	$1,590,483	$71,478	$(1,590,082)	$2,191,701

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2021	$—	$135,938	$1,680,111	$1,443,280	$41,435	$(1,238,997)	$2,061,767
Net income	—	—	—	44,871	—	—	44,871
Other comprehensive income (loss)	—	—	—	—	39,741	—	39,741
Issuance of preferred stock, net	300,000	—	(6,675)	—	—	—	293,325
Dividends on common stock ($0.23 per share)	—	—	—	(17,336)	—	—	(17,336)
Dividends on preferred stock ($9.0729 per share)	—	—	—	(2,722)	—	—	(2,722)
Proceeds from stock-based awards	—	18	282	—	—	—	300
Stock-based compensation expense	—	24	2,054	—	—	—	2,078
Treasury stock acquired	—	—	—	—	—	(89,071)	(89,071)
Balance at March 31, 2021	$300,000	$135,980	$1,675,772	$1,468,093	$81,176	$(1,328,068)	$2,332,953

(CONTINUED)

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2021	$300,000	$135,993	$1,678,622	$1,528,611	$69,785	$(1,586,947)	$2,126,064
Net income	—	—	—	99,640	—	—	99,640
Other comprehensive income (loss)	—	—	—	—	1,693	—	1,693
Dividends on common stock ($0.47 per share)	—	—	—	(30,456)	—	—	(30,456)
Dividends on preferred stock ($24.3750 per share)	—	—	—	(7,312)	—	—	(7,312)
Proceeds from stock-based awards	—	49	1,312	—	—	—	1,361
Stock-based compensation expense	—	202	3,644	—	—	—	3,846
Treasury stock acquired	—	—	—	—	—	(3,135)	(3,135)
Balance at March 31, 2022	$300,000	$136,244	$1,683,578	$1,590,483	$71,478	$(1,590,082)	$2,191,701

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2020	$—	$135,727	$1,678,843	$1,420,906	$16,953	$(1,238,296)	$2,014,133
Net income	—	—	—	83,822	—	—	83,822
Other comprehensive income (loss)	—	—	—	—	64,223	—	64,223
Issuance of preferred stock, net	300,000	—	(6,675)	—	—	—	293,325
Dividends on common stock ($0.45 per share)	—	—	—	(33,913)	—	—	(33,913)
Dividends on preferred stock ($9.0729 per share)	—	—	—	(2,722)	—	—	(2,722)
Proceeds from stock-based awards	—	20	310	—	—	—	330
Stock-based compensation expense	—	233	3,294	—	—	—	3,527
Treasury stock acquired	—	—	—	—	—	(89,772)	(89,772)
Balance at March 31, 2021	$300,000	$135,980	$1,675,772	$1,468,093	$81,176	$(1,328,068)	$2,332,953

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$99,640	$83,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	31,110	36,608
Stock-based compensation expense	3,846	3,527
Provision (release) for credit losses	—	3,000
Loss (gain) on sale of investment securities	(81)	—
Net realized (gain) loss on sales of premises, equipment, and real estate owned	74	37
Prepayment penalty from repayment of borrowings	—	13,788
Gain on early termination of long term borrowing hedge	—	(14,110)
Decrease (increase) in accrued interest receivable	(804)	(274)
Decrease (increase) in federal and state income tax receivable	(450)	5,708
Decrease (increase) in cash surrender value of bank owned life insurance	(2,761)	(2,771)
Decrease (increase) in other assets	(38,217)	156,599
Increase (decrease) in federal and state income tax liabilities	—	(5,760)
Increase (decrease) in accrued expenses and other liabilities	(9,107)	(75,419)
Net cash provided by (used in) operating activities	83,250	204,755
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(754,450)	(192,028)
Loans purchased	(525,825)	(73,208)
FHLB & FRB stock purchased	(108,000)	(188,001)
FHLB & FRB stock redeemed	131,990	210,000
Available-for-sale securities purchased	(124,651)	(522,454)
Principal payments and maturities of available-for-sale securities	287,775	338,869
Proceeds from sales of available-for-sale securities	4,510	—
Principal payments and maturities of held-to-maturity securities	63,214	206,868
Proceeds from sales of real estate owned	3,175	637
Proceeds from sales of premises and equipment	41	3,376
Premises and equipment purchased and REO improvements	(5,738)	(20,260)
Net cash provided by (used in) investing activities	(1,027,959)	(236,201)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	848,536	1,039,797
Proceeds from borrowings	2,700,000	4,700,007
Repayments of borrowings	(2,700,000)	(5,263,795)
Proceeds from the early termination of long term borrowing hedge	—	14,110
Proceeds from stock-based awards	1,361	330
Proceeds from issuance of preferred stock, net	—	293,325
Dividends paid on common stock	(30,456)	(33,913)
Dividends paid on preferred stock	(7,312)	—
Treasury stock purchased	(3,135)	(89,772)
Increase (decrease) in advances payments by borrowers for taxes and insurance	(7,590)	(13,173)
Net cash provided by (used in) financing activities	801,404	646,916
Increase (decrease) in cash and cash equivalents	(143,305)	615,470
Cash, cash equivalents and restricted cash at beginning of period	2,090,809	1,702,977
Cash, cash equivalents and restricted cash at end of period	$1,947,504	$2,318,447
(CONTINUED)
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2022	2021
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$—	$105
Other personal property acquired through foreclosure	422	—
Non-cash financing activities
Preferred stock dividend payable	3,656	2,722
Cash paid (received) during the period for
Interest	25,979	41,707
Income taxes	19,001	14,745

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A – Summary of Significant Accounting Policies

Company and Nature of Operations - Washington Federal Bank, a federally-insured Washington state chartered commercial bank dba WaFd Bank (the “Bank” or “WaFd Bank”), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. Washington Federal, Inc., a Washington corporation (the “Company”), was formed as the Bank’s holding company in November, 1994. As used throughout this document, the terms “Washington Federal” or the “Company” refer to the Company and its consolidated subsidiaries, and the term “Bank” refers to the operating subsidiary, Washington Federal Bank, a Washington state chartered commercial bank. The Company is headquartered in Seattle, Washington. The Bank conducts its activities through a network of 214 bank branches located in Washington, Oregon, Idaho, Utah, Arizona, Nevada, New Mexico and Texas.

On February 4, 2022, the Bank completed the conversion of its charter from a national bank charter, supervised by the Office of the Comptroller of the Currency, to a Washington state chartered commercial bank effective February 4, 2022. The Bank cancelled its holdings of stock in the Federal Reserve Bank of San Francisco as part of the conversion and its legal name changed from “Washington Federal Bank, National Association” to “Washington Federal Bank.” As a result of the conversion, the Washington State Department of Financial Institutions is the Bank's primary state regulator and the Federal Deposit Insurance Corporation (the "FDIC") is the Bank's primary federal regulator. The Federal Reserve will continue to regulate the Bank's holding company Washington Federal, Inc.

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

Restricted Cash Balances - Based on the level of vault cash on hand, the Company was not required to maintain cash reserve balances with the Federal Reserve Bank as of March 31, 2022. As of March 31, 2022 and September 30, 2021, the Company held counterparty cash collateral of $153,000,000 and pledged cash collateral to counterparties of $1,500,000, respectively, related to derivative contracts.

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

Non-Accrual Loans - Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Bank does not accrue interest on loans 90 days or more past due, except for situations where principal and interest is considered collectible such as a loan with a guarantee. If payment is made on a loan so that the loan becomes less than 90 days past due, and the Bank expects full collection of principal and interest, the loan is returned to full accrual status. Any interest ultimately collected is credited to income in the period of recovery. A loan is charged-off when the loss is estimable and it is confirmed that the borrower is not expected to be able to meet contractual obligations.

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

Off-balance-sheet credit exposures - The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $4,295,025,000 and $3,804,444,000 at March 31, 2022 and September 30, 2021, respectively. The reserve for unfunded commitments is recognized as a liability (included as other liabilities in "Accrued expenses and other liabilities" in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class. See Note I "Commitments and Contingencies" for more information.

NOTE B – New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU provide temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by the anticipated transition away from LIBOR if certain criteria are met. The ASU primarily includes relief related to contract modifications and hedging relationships, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This guidance is effective immediately and the amendments may be applied prospectively through December 31, 2022. The Company has evaluated the regulatory requirements to cease the use of LIBOR and has put in place systems and capabilities for this purpose. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815). The amendments in this ASU clarify the guidance on ASC 815 on fair value hedge accounting of interest rate risk for portfolios and financial assets. Among other things, the amended guidance establishes the "last-of-layer" method for making the fair value hedge accounting for these portfolios more accessible and renames that method the "portfolio layer" method. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We do not expect the amendments to have a material effect on our consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326). The amendments in this ASU eliminate the guidance on troubled debt restructurings while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors made to borrowers experiencing financial difficulties. The ASU also requires that entities disclose current-period gross charge-offs by year of origination for loans and leases. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We do not expect the amendments to have a material effect on our consolidated financial statements.

NOTE C – Dividends and Share Repurchases

On February 18, 2022, the Company paid a regular dividend on common stock of $0.24 per share, which represented the 156th consecutive quarterly cash dividend. Dividends per share were $0.24 and $0.23 for the quarters ended March 31, 2022 and 2021, respectively.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended March 31, 2022, the Company repurchased 4,684 shares at an average price of $34.65. As of March 31, 2022, there are 3,728,320 remaining shares authorized to be repurchased under the current Board approved share repurchase program.

The Company pays a cash dividend, if declared by the Board, of $12.1875 per share on its Series A Preferred Stock quarterly on January 15, April 15, July 15 and October 15. This dividend equals $0.30468750 per depositary share (each dividend, a "Series A Preferred Dividend"). The Company paid the Series A Preferred Dividend on April 15, 2022.

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	March 31, 2022		September 30, 2021
	(In thousands)		(In thousands)
Commercial loans
Multi-family	$2,392,810	13.5%	$2,291,477	14.0%
Commercial real estate	2,829,946	15.9	2,443,845	15.0
Commercial & industrial (1)	2,504,442	14.1	2,314,654	14.2
Construction	3,136,239	17.6	2,888,214	17.7
Land - acquisition & development	236,313	1.3	222,457	1.4
Total commercial loans	11,099,750	62.4	10,160,647	62.3
Consumer loans
Single-family residential	5,442,535	30.6	4,951,627	30.4
Construction - custom	836,314	4.7	783,221	4.8
Land - consumer lot loans	154,976	0.9	149,956	0.9
HELOC	174,367	1.0	165,989	1.0
Consumer	67,511	0.4	87,892	0.5
Total consumer loans	6,675,703	37.6	6,138,685	37.7
Total gross loans	17,775,453	100%	16,299,332	100%
Less:
Allowance for credit losses on loans	171,384		171,300
Loans in process	2,440,430		2,232,836
Net deferred fees, costs and discounts	68,713		61,626
Total loan contra accounts	2,680,527		2,465,762
Net loans	$15,094,926		$13,833,570

(1) Includes $111 million and $312 million of Small Business Administration’s Paycheck Protection Program ("PPP") loans as of March 31, 2022 and September 30, 2021, respectively.

The Company elected to exclude accrued interest receivable ("AIR") from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of March 31, 2022, and September 30, 2021, AIR for loans

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

totaled $47,216,000 and $46,234,000, respectively, and is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.
Loans in the amount of $7,325,383,000 and $5,930,015,000 at March 31, 2022 and September 30, 2021, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") as part of our liquidity management strategy. The FHLB does not have the right to sell or re-pledge these loans.
The following table sets forth the amortized cost basis of non-accrual loans and loans 90 days or more past due and accruing.

	March 31, 2022			September 30, 2021
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing
Commercial loans
Multi-family	$—	$—	$—	$475	$—	$—
Commercial real estate	6,412	—	—	8,038	—	—
Commercial & industrial	4,789	1,215	9,996	365	30	—
Construction	343	—	—	505	—	—
Land - acquisition & development	2,340	—	—	2,340	—	—
Total commercial loans	13,884	1,215	9,996	11,723	30	—
Consumer loans
Single-family residential	18,612	—	—	19,320	—	—
Construction - custom	465	—	—	—	—	—
Land - consumer lot loans	310	—	—	359	—	—
HELOC	329	—	—	287	—	—
Consumer	39	—	—	60	—	—
Total consumer loans	19,755	—	—	20,026	—	—
Total non-accrual loans	$33,639	$1,215	$9,996	$31,749	$30	$—
% of total loans	0.22%			0.23%

The Company recognized interest income on non-accrual loans of approximately $1,733,000 in the six months ended March 31, 2022. If these loans had been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $631,000 for the six months ended March 31, 2022. Recognized interest income for the six months ended March 31, 2022 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide details regarding loan delinquencies by loan portfolio and class.

March 31, 2022		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$2,377,657	$2,377,347	$310	$—	$—	$310	0.01%
Commercial real estate	2,808,628	2,804,726	2,213	—	1,689	3,902	0.14
Commercial & industrial	2,497,008	2,481,463	4,052	51	11,442	15,545	0.62
Construction	1,212,103	1,212,103	—	—	—	—	—
Land - acquisition & development	211,061	208,721	—	—	2,340	2,340	1.11
Total commercial loans	9,106,457	9,084,360	6,575	51	15,471	22,097	0.24
Consumer Loans
Single-family residential	5,418,645	5,397,381	3,285	2,785	15,194	21,264	0.39
Construction - custom	344,113	343,213	435	—	465	900	0.26
Land - consumer lot loans	153,549	153,172	67	19	291	377	0.25
HELOC	175,929	175,257	347	15	310	672	0.38
Consumer	67,617	67,521	54	7	35	96	0.14
Total consumer loans	6,159,853	6,136,544	4,188	2,826	16,295	23,309	0.38
Total Loans	$15,266,310	$15,220,904	$10,763	$2,877	$31,766	$45,406	0.30%
Delinquency %		99.70%	0.07%	0.02%	0.21%	0.30%

September 30, 2021		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$2,273,689	$2,273,214	$—	$—	$475	$475	0.02%
Commercial real estate	2,429,332	2,428,014	971	64	283	1,318	0.05
Commercial & industrial	2,303,927	2,303,605	—	—	322	322	0.01
Construction	1,117,227	1,117,186	—	—	41	41	—
Land - acquisition & development	192,416	190,076	—	—	2,340	2,340	1.22
Total commercial loans	8,316,591	8,312,095	971	64	3,461	4,496	0.05
Consumer Loans
Single-family residential	4,937,064	4,915,749	3,627	2,165	15,523	21,315	0.43
Construction - custom	347,752	347,752	—	—	—	—	—
Land - consumer lot loans	148,534	147,952	5	307	270	582	0.39
HELOC	166,940	166,627	47	—	266	313	0.19
Consumer	87,989	87,727	152	59	51	262	0.30
Total consumer loans	5,688,279	5,665,807	3,831	2,531	16,110	22,472	0.40
Total Loans	$14,004,870	$13,977,902	$4,802	$2,595	$19,571	$26,968	0.19%
Delinquency %		99.81%	0.03%	0.02%	0.14%	0.19%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Most TDRs are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. Each request for modification is individually evaluated for merit and likelihood of success. The concession granted in a loan modification is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of March 31, 2022, 97.3% of the Company's $57,255,000 in TDRs were classified as performing. As of March 31, 2022, single-family residential loans comprised 92.1% of TDRs.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present by primary credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of March 31, 2022.

	Term Loans Amortized Cost Basis by Origination Year
	YTD 2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$401,130	$747,291	$423,091	$143,051	$197,750	$440,126	$21,235	$—	$2,373,674
Special Mention	—	—	1,745	—	—	—	—	—	1,745
Substandard	—	—	—	—	649	1,589	—	—	2,238
Total	$401,130	$747,291	$424,836	$143,051	$198,399	$441,715	$21,235	$—	$2,377,657

Commercial real estate
Pass	$438,223	$665,379	$412,828	$289,728	$261,937	$571,942	$2,974	$—	$2,643,011
Special Mention	—	—	—	25,548	32,952	10,388	—	—	68,888
Substandard	—	—	8,253	42,150	931	44,309	1,086	—	96,729
Total	$438,223	$665,379	$421,081	$357,426	$295,820	$626,639	$4,060	$—	$2,808,628

Commercial & industrial
Pass	$166,005	$535,738	$169,933	$45,916	$28,461	$237,637	$1,163,539	$84	$2,347,313
Special Mention	3,454	—	2,749	5,785	—	—	35,150	—	47,138
Substandard	—	13,447	21,901	86	4,492	2,059	60,572	—	102,557
Total	$169,459	$549,185	$194,583	$51,787	$32,953	$239,696	$1,259,261	$84	$2,497,008

Construction
Pass	$243,483	$517,206	$305,966	$58,463	$374	$16,314	$67,769	$—	$1,209,575
Special Mention	—	2,185	—	—	—	—	—	—	2,185
Substandard	—	—	343	—	—	—	—	—	343
Total	$243,483	$519,391	$306,309	$58,463	$374	$16,314	$67,769	$—	$1,212,103

Land - acquisition & development
Pass	$44,638	$79,721	$29,947	$10,865	$11,835	$29,115	$2,600	$—	$208,721
Substandard	—	—	—	—	—	2,340	—	—	2,340
Total	$44,638	$79,721	$29,947	$10,865	$11,835	$31,455	$2,600	$—	$211,061

Total commercial loans
Pass	$1,293,479	$2,545,335	$1,341,765	$548,023	$500,357	$1,295,134	$1,258,117	$84	$8,782,294
Special Mention	3,454	2,185	4,494	31,333	32,952	10,388	35,150	—	119,956
Substandard	—	13,447	30,497	42,236	6,072	50,297	61,658	—	204,207
Total	$1,296,933	$2,560,967	$1,376,756	$621,592	$539,381	$1,355,819	$1,354,925	$84	$9,106,457

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Term Loans Amortized Cost Basis by Origination Year
	YTD 2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$767,151	$1,479,568	$790,997	$349,688	$298,259	$1,711,718	$—	$—	$5,397,381
30 days past due	—	219	—	—	—	3,066	—	—	3,285
60 days past due	—	—	387	361	—	2,037	—	—	2,785
90+ days past due	—	—	—	342	169	14,683	—	—	15,194
Total	$767,151	$1,479,787	$791,384	$350,391	$298,428	$1,731,504	$—	$—	$5,418,645

Construction - custom
Current	$48,348	$255,534	$36,447	$2,184	$700	$—	$—	$—	$343,213
30 days past due	—	435	—	—	—	—	—	—	435
90+ days past due	—	—	465	—	—	—	—	—	465
Total	$48,348	$255,969	$36,912	$2,184	$700	$—	$—	$—	$344,113

Land - consumer lot loans
Current	$34,562	$70,609	$21,962	$6,202	$3,727	$16,110	$—	$—	$153,172
30 days past due	—	—	51	—	—	16	—	—	67
60 days past due	—	—	—	—	—	19	—	—	19
90+ days past due	—	—	48	—	—	243	—	—	291
Total	$34,562	$70,609	$22,061	$6,202	$3,727	$16,388	$—	$—	$153,549

HELOC
Current	$—	$—	$—	$—	$—	$5,154	$169,939	$164	$175,257
30 days past due	—	—	—	—	—	150	89	108	347
60 days past due	—	—	—	—	—	15	—	—	15
90+ days past due	—	—	—	—	—	—	310	—	310
Total	$—	$—	$—	$—	$—	$5,319	$170,338	$272	$175,929

Consumer
Current	$139	$10,325	$8,079	$366	$28,257	$8,495	$11,860	$—	$67,521
30 days past due	—	—	—	6	—	47	1	—	54
60 days past due	2	—	—	—	—	1	4	—	7
90+ days past due	—	—	—	34	—	1	—	—	35
Total	$141	$10,325	$8,079	$406	$28,257	$8,544	$11,865	$—	$67,617

Total consumer loans
Current	$850,200	$1,816,036	$857,485	$358,440	$330,943	$1,741,477	$181,799	$164	$6,136,544
30 days past due	—	654	51	6	—	3,279	90	108	4,188
60 days past due	2	—	387	361	—	2,072	4	—	2,826
90+ days past due	—	—	513	376	169	14,927	310	—	16,295
Total	$850,202	$1,816,690	$858,436	$359,183	$331,112	$1,761,755	$182,203	$272	$6,159,853

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A "Summary of Significant Accounting Policies."

The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Three Months Ended March 31, 2022	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers (1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$15,993	$—	$—	$(1,530)	$14,463
Commercial real estate	25,722	—	753	(1,793)	24,682
Commercial & industrial	47,231	(873)	2	7,543	53,903
Construction	24,766	—	179	(2,238)	22,707
Land - acquisition & development	14,125	—	20	(460)	13,685
Total commercial loans	127,837	(873)	954	1,522	129,440
Consumer loans
Single-family residential	30,106	—	147	(1,261)	28,992
Construction - custom	3,719	—	—	(590)	3,129
Land - consumer lot loans	4,984	—	40	81	5,105
HELOC	2,365	—	100	10	2,475
Consumer	2,400	(39)	144	(262)	2,243
Total consumer loans	43,574	(39)	431	(2,022)	41,944
Total loans	$171,411	$(912)	$1,385	$(500)	$171,384
(1) Provision & transfer amounts within the table do not include the provision for unfunded commitments of $0.

Three Months Ended March 31, 2021	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers (1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$14,363	$—	$—	$3,413	$17,776
Commercial real estate	23,496	—	1,457	1,869	26,822
Commercial & industrial	44,317	(18)	11	3,484	47,794
Construction	26,365	—	—	(3,816)	22,549
Land - acquisition & development	10,666	—	410	(573)	10,503
Total commercial loans	119,207	(18)	1,878	4,377	125,444
Consumer loans
Single-family residential	38,613	(106)	497	(3,896)	35,108
Construction - custom	3,594	—	—	(346)	3,248
Land - consumer lot loans	2,958	—	7	327	3,292
HELOC	2,362	—	—	(136)	2,226
Consumer	3,455	(84)	290	(326)	3,335
Total consumer loans	50,982	(190)	794	(4,377)	47,209
Total loans	$170,189	$(208)	$2,672	$—	$172,653
(1) Provision & transfer amounts within the table do not include the provision for unfunded commitments of $0.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Six Months Ended March 31, 2022	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers (1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$16,949	$—	$—	$(2,486)	$14,463
Commercial real estate	23,437	(529)	797	977	24,682
Commercial & industrial	45,957	(916)	64	8,798	53,903
Construction	25,585	—	2,179	(5,057)	22,707
Land - acquisition & development	13,447	(2)	40	200	13,685
Total commercial loans	125,375	(1,447)	3,080	2,432	129,440
Consumer loans
Single-family residential	30,978	—	552	(2,538)	28,992
Construction - custom	4,907	—	—	(1,778)	3,129
Land - consumer lot loans	4,939	(27)	45	148	5,105
HELOC	2,390	—	101	(16)	2,475
Consumer	2,711	(115)	395	(748)	2,243
Total consumer loans	45,925	(142)	1,093	(4,932)	41,944
Total loans	$171,300	$(1,589)	$4,173	$(2,500)	$171,384
(1) Provision & transfer amounts within the table do not include the provision for unfunded commitments of $2.5 million.

Six Months Ended March 31, 2021	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers (1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$13,853	$—	$—	$3,923	$17,776
Commercial real estate	22,516	—	2,246	2,060	26,822
Commercial & industrial	38,665	(20)	61	9,088	47,794
Construction	24,156	—	—	(1,607)	22,549
Land - acquisition & development	10,733	—	445	(675)	10,503
Total commercial loans	109,923	(20)	2,752	12,789	125,444
Consumer loans
Single-family residential	45,186	(106)	1,276	(11,248)	35,108
Construction - custom	3,555	—	—	(307)	3,248
Land - consumer lot loans	2,729	—	14	549	3,292
HELOC	2,571	—	—	(345)	2,226
Consumer	2,991	(234)	516	62	3,335
Total consumer loans	57,032	(340)	1,806	(11,289)	47,209
Total loans	$166,955	$(360)	$4,558	$1,500	$172,653
(1) Provision & transfer amounts within the table do not include the provision for unfunded commitments of $1.5 million.

The Company recorded a $500,000 release of allowance for credit losses for the three months ended March 31, 2022, compared with no provision or release for the three months ended March 31, 2021. The release in the three months ended March 31, 2022 was primarily due to improvements in the credit quality of certain loan portfolios related to strong real estate markets and collateral conditions, mostly offset by growth in loans receivable. These same factors mostly offset and led to no provision or release being recorded for the three months ended March 31, 2021. The Company recorded no provision or release of allowance for credit losses for the six months ended March 31, 2022, compared with a $3,000,000 provision for credit losses for the six

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

months ended March 31, 2021. Recoveries, net of charge-offs, totaled $473,000 for the three months ended March 31, 2022, compared to net recoveries of $2,464,000 during the three months ended March 31, 2021. Recoveries, net of charge-offs, totaled $2,584,000 for the six months ended March 31, 2022, compared to net recoveries of $4,198,000 during the six months ended March 31, 2021. No allowance was recorded as of March 31, 2022 or as of September 30, 2021 for the $109,746,000 and $305,162,000 of PPP loans in the portfolio on each date, respectively, which are included in the commercial & industrial loan category, due to the government guarantee.

Non-performing assets were $47,243,000, or 0.23% of total assets, at March 31, 2022, compared to $43,625,000, or 0.22% of total assets, at September 30, 2021. Non-accrual loans were $33,639,000 at March 31, 2022, compared to $31,749,000 at September 30, 2021. Delinquencies, as a percent of total loans, were 0.30% at March 31, 2022, compared to 0.19% at September 30, 2021.

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

The following tables provide the amortized cost of loans receivable based on risk rating categories as previously defined.

March 31, 2022	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$2,373,674	$1,745	$2,238	$—	$—	$2,377,657
Commercial real estate	2,643,011	68,888	96,729	—	—	2,808,628
Commercial & industrial	2,347,313	47,138	102,557	—	—	2,497,008
Construction	1,209,575	2,185	343	—	—	1,212,103
Land - acquisition & development	208,721	—	2,340	—	—	211,061
Total commercial loans	8,782,294	119,956	204,207	—	—	9,106,457
Consumer loans
Single-family residential	5,396,628	—	22,017	—	—	5,418,645
Construction - custom	343,648	—	465	—	—	344,113
Land - consumer lot loans	153,240	—	309	—	—	153,549
HELOC	175,600	—	329	—	—	175,929
Consumer	67,601	—	16	—	—	67,617
Total consumer loans	6,136,717	—	23,136	—	—	6,159,853
Total	$14,919,011	$119,956	$227,343	$—	$—	$15,266,310

Total grade as a % of total loans	97.72%	0.79%	1.49%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2021	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$2,252,395	$4,874	$16,420	$—	$—	$2,273,689
Commercial real estate	2,174,386	57,625	197,321	—	—	2,429,332
Commercial & industrial	2,108,152	48,124	147,651	—	—	2,303,927
Construction	1,115,791	931	505	—	—	1,117,227
Land - acquisition & development	190,076	—	2,340	—	—	192,416
Total commercial loans	7,840,800	111,554	364,237	—	—	8,316,591
Consumer loans
Single-family residential	4,915,106	—	21,958	—	—	4,937,064
Construction - custom	347,752	—	—	—	—	347,752
Land - consumer lot loans	148,010	—	524	—	—	148,534
HELOC	166,652	—	288	—	—	166,940
Consumer	87,962	—	27	—	—	87,989
Total consumer loans	5,665,482	—	22,797	—	—	5,688,279
Total loans	$13,506,282	$111,554	$387,034	$—	$—	$14,004,870

Total grade as a % of total loans	96.44%	0.80%	2.76%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on amortized cost of loans receivable based on borrower payment activity.

March 31, 2022	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$2,377,657	100.0%	$—	—%
Commercial real estate	2,802,216	99.8	6,412	0.2
Commercial & industrial	2,492,219	99.8	4,789	0.2
Construction	1,211,760	100.0	343	0.0
Land - acquisition & development	208,721	98.9	2,340	1.1
Total commercial loans	9,092,573	99.8	13,884	0.2
Consumer loans
Single-family residential	5,400,033	99.7	18,612	0.3
Construction - custom	343,648	99.9	465	0.1
Land - consumer lot loans	153,239	99.8	310	0.2
HELOC	175,600	99.8	329	0.2
Consumer	67,578	99.9	39	0.1
Total consumer loans	6,140,098	99.7	19,755	0.3
Total loans	$15,232,671	99.8%	$33,639	0.2%

September 30, 2021	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$2,273,214	100.0%	$475	—%
Commercial real estate	2,421,294	99.7	8,038	0.3
Commercial & industrial	2,303,562	100.0	365	—
Construction	1,116,722	100.0	505	—
Land - acquisition & development	190,076	98.8	2,340	1.2
Total commercial loans	8,304,868	99.9	11,723	0.1
Consumer loans
Single-family residential	4,917,744	99.6	19,320	0.4
Construction - custom	347,752	100.0	—	—
Land - consumer lot loans	148,175	99.8	359	0.2
HELOC	166,653	99.8	287	0.2
Consumer	87,929	99.9	60	0.1
Total consumer loans	5,668,253	99.6	20,026	0.4
Total loans	$13,973,121	99.8%	$31,749	0.2%

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

	March 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$49,809	$—	$49,809
Asset-backed securities	—	889,426	—	889,426
Municipal bonds	—	38,468	—	38,468
Corporate debt securities	—	333,999	—	333,999
Mortgage-backed securities
Agency pass-through certificates	—	597,903	—	597,903
Total available-for-sale securities	—	1,909,605	—	1,909,605
Client swap program hedges	—	27,353	—	27,353
Mortgage loan fair value hedges	—	19,281	—	19,281
Borrowings cash flow hedges	—	105,211	—	105,211
Total financial assets	$—	$2,061,450	$—	$2,061,450

Financial Liabilities
Client swap program hedges	$—	$27,353	$—	$27,353
Commercial loan fair value hedges	—	38	—	38
Total financial liabilities	$—	$27,391	$—	$27,391

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$61,779	$—	$61,779
Asset-backed securities	—	1,078,681		1,078,681
Municipal bonds	—	39,984	—	39,984
Corporate debt securities	—	350,988	—	350,988
Mortgage-backed securities
Agency pass-through certificates	—	606,827	—	606,827
Total available-for-sale securities	—	2,138,259	—	2,138,259
Client swap program hedges	—	10,983	—	10,983
Borrowings cash flow hedges	—	42,442	—	42,442
Total financial assets	$—	$2,191,684	$—	$2,191,684

Financial Liabilities
Client swap program hedges	$—	$10,983	$—	$10,983
Commercial loan fair value hedges	—	2,177	—	2,177
Mortgage loan fair value hedges		1,641		1,641
Total financial liabilities	$—	$14,801	$—	$14,801

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

When management determines that the fair value of the collateral or the REO requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the collateral dependent loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2022 included loans for which an allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at March 31, 2022 and March 31, 2021, and the total gains (losses) resulting from those fair value adjustments during the respective periods. The estimated fair value measurements are shown gross of estimated selling costs.

	March 31, 2022				Three Months Ended March 31, 2022	Six Months Ended March 31, 2022
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$3,816	$3,816	$(896)	$(985)
Real estate owned (2)	—	—	1,571	1,571	32	(472)
Balance at end of period	$—	$—	$5,387	$5,387	$(864)	$(1,457)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.

	March 31, 2021				Three Months Ended March 31, 2021	Six Months Ended March 31, 2021
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$—	$—	$(25)	$(69)
Real estate owned (2)	—	—	722	722	148	101
Balance at end of period	$—	$—	$722	$722	$123	$32

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.
At March 31, 2022, there was $166,000 in foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $4,780,000.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		March 31, 2022		September 30, 2021
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$1,947,504	$1,947,504	$2,090,809	$2,090,809
Available-for-sale securities
U.S. government and agency securities	2	49,809	49,809	61,779	61,779
Asset-backed securities	2	889,426	889,426	1,078,681	1,078,681
Municipal bonds	2	38,468	38,468	39,984	39,984
Corporate debt securities	2	333,999	333,999	350,988	350,988
Mortgage-backed securities
Agency pass-through certificates	2	597,903	597,903	606,827	606,827
Total available-for-sale securities		1,909,605	1,909,605	2,138,259	2,138,259
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	301,221	294,354	366,025	379,547
Total held-to-maturity securities		301,221	294,354	366,025	379,547

Loans receivable	3	15,094,926	15,189,282	13,833,570	14,279,725
FHLB and FRB stock	2	78,873	78,873	102,863	102,863
Other assets - client swap program hedges	2	27,353	27,353	10,983	10,983
Other assets - mortgage loan fair value hedges	2	19,281	19,281	—	—
Other assets - borrowings cash flow hedges	2	105,211	105,211	42,442	42,442

Financial liabilities
Time deposits	2	3,251,042	3,199,750	3,434,087	3,382,206
FHLB advances	2	1,720,000	1,601,795	1,720,000	1,692,412
Other liabilities - client swap program hedges	2	27,353	27,353	10,983	10,983
Other liabilities - commercial loan fair value hedges	2	38	38	2,177	2,177
Other liabilities - mortgage loan fair value hedges	2	—	—	1,641	1,641

The following methods and assumptions were used to estimate the fair value of financial instruments:
Cash and cash equivalents – The carrying amount of these items is a reasonable estimate of their fair value.
Available-for-sale (AFS) securities and held-to-maturity (HTM) securities – Securities at fair value are primarily priced using model pricing based on the securities' relationship to other benchmark quoted prices as provided by an independent third party, and are considered a Level 2 input method. Equity securities that are exchange traded are considered a Level 1 input method.
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
The following tables provide details about the amortized cost and fair value of available-for-sale and held-to-maturity securities.

	March 31, 2022
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	$50,441	$27	$(659)	$49,809	1.07%
Asset-backed securities
1 to 5 years	18,908	—	(602)	18,306	1.08
5 to 10 years	62,883	121	(202)	62,802	0.79
Over 10 years	807,611	2,144	(1,437)	808,318	1.28
Corporate debt securities due
1 to 5 years	226,170	2,301	—	228,471	1.79
5 to 10 years	115,010	—	(9,482)	105,528	3.87
Municipal bonds due
Within 1 year	1,509	3	—	1,512	—
5 to 10 years	5,766	—	(156)	5,610	0.16
Over 10 years	29,890	1,456	—	31,346	5.85
Mortgage-backed securities
Agency pass-through certificates	603,800	4,936	(10,833)	597,903	2.60
	1,921,988	10,988	(23,371)	1,909,605	1.95
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	301,221	170	(7,037)	294,354	3.16
	301,221	170	(7,037)	294,354	3.16
	$2,223,209	$11,158	$(30,408)	$2,203,959	2.11%

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

For available-for-sale investment securities, there were purchases of $124,651,000 during the six months ended March 31, 2022 and purchases of $522,454,000 during the six months ended March 31, 2021. There were $4,510,000 of sales of available-for-sale investment securities during the six months ended March 31, 2022 and no sales during the prior year same period. For held-to-maturity investment securities, there were no purchases during the six months ended March 31, 2022 and no purchases during the six months ended March 31, 2021. There were no sales of held-to-maturity investment securities during the six months ended March 31, 2022 or March 31, 2021. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.

The Company elected to exclude AIR from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS securities, AIR totaled $3,448,000 and $3,458,000 as of March 31, 2022 and September 30, 2021, respectively. For HTM debt securities, AIR totaled $776,000 and $944,000 as of March 31, 2022 and September 30, 2021, respectively. AIR for securities is included in the "Interest receivable" line item balance on the Company’s consolidated statements of financial condition.
The following tables show the gross unrealized losses and fair value of securities as of March 31, 2022 and September 30, 2021, by length of time that individual securities in each category have been in a continuous loss position. There were 131 and 31 securities with an unrealized loss as of March 31, 2022 and September 30, 2021, respectively. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to have any credit impairment.

March 31, 2022	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$—	$—	$(9,482)	$105,528	$(9,482)	$105,528
Municipal bonds	(156)	5,610	—	—	(156)	5,610
U.S. government and agency securities	(659)	34,697	—	—	(659)	34,697
Asset-backed securities	(1,269)	277,125	(972)	67,792	(2,241)	344,917
Mortgage-backed securities	(5,583)	234,166	(5,250)	63,445	(10,833)	297,611
	(7,667)	551,598	(15,704)	236,765	(23,371)	788,363
Held-to-maturity securities
Mortgage-backed securities	(7,037)	291,911	—	—	(7,037)	291,911
	$(14,704)	$843,509	$(15,704)	$236,765	$(30,408)	$1,080,274

September 30, 2021	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Asset-backed securities	$(15)	$4,639	$(614)	$70,058	$(629)	$74,697
Mortgage-backed securities	(1,569)	47,758	(442)	32,266	(2,011)	80,024
	(1,584)	52,397	(1,056)	102,324	(2,640)	154,721
Held-to-maturity securities
Mortgage-backed securities	—	—	—	—	—	—
	$(1,584)	$52,397	$(1,056)	$102,324	$(2,640)	$154,721

Substantially all of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2022 or September 30, 2021.

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment as of March 31, 2022 or September 30, 2021. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Corporate debt securities and municipal bonds are considered to have an issuer of high credit quality (rated AA or higher) and the decline in fair value is due to changes in interest rates and other market conditions. The issuer continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at March 31, 2022 and September 30, 2021.

March 31, 2022	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$615,830	$27,353	Other liabilities	$615,830	$27,353
Commercial loan fair value hedges	Other assets	—	—	Other liabilities	42,209	38
Mortgage loan fair value hedges	Other assets	470,000	19,281	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	1,000,000	105,211	Other liabilities	—	—
		$2,085,830	$151,845		$658,039	$27,391

September 30, 2021	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$644,355	$10,983	Other liabilities	$644,355	$10,983
Commercial loan fair value hedges	Other assets	—	—	Other liabilities	44,678	2,177
Mortgage loan fair value hedges	Other assets	—	—	Other liabilities	470,000	1,641
Borrowings cash flow hedges	Other assets	1,000,000	42,442	Other liabilities	—	—
		$1,644,355	$53,425		$1,159,033	$14,801

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

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following tables present the impact of fair value hedge accounting on the carrying value of the hedged items at March 31, 2022 and September 30, 2021.

(In thousands)	March 31, 2022
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$1,272,018	$(18,845)
	$1,272,018	$(18,845)

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At March 31, 2022, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $1,230 million, the cumulative basis adjustment associated with the hedging relationships was $(19) million, and the amount of the designated hedged items was $470 million. During the year ended September 30, 2021, hedge accounting was discontinued on $30 million (30%) of a $100

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

million last of layer hedge. At March 31, 2022, there is $1.0 million of remaining unamortized basis adjustment associated with the terminated portion of the hedge and it will be recognized over the remaining life of the associated pool of loans.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At March 31, 2022, the amortized cost basis of the hedged commercial loans was $42 million and the cumulative basis adjustment associated with the hedging relationships was $0.1 million.

(In thousands)	September 30, 2021
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$1,515,487	$4,215
	$1,515,487	$4,215

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At September 30, 2021, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $1,469 million, the cumulative basis adjustment associated with the hedging relationships was $1.9 million million, and the amount of the designated hedged items was $470 million. During the year ended September 30, 2021, hedge accounting was discontinued on $30 million (30%) of a $100 million last of layer hedge.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At September 30, 2021, the amortized cost basis of the hedged commercial loans was $47 million and the cumulative basis adjustment associated with the hedging relationships was $2.4 million. During the year ended September 30, 2021, hedge accounting was discontinued on a $46 million commercial loan hedge.

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. During the six months ended March 31, 2021, $200,000,000 of cash flow hedges with an average effective rate of 1.37% were terminated and the associated FHLB borrowings were repaid at their 90-day call date. Additionally, a $200,000,000 partial termination of a cash flow hedge with an average effective rate of 0.79% was executed with the associated FHLB borrowing being repaid and a $14,110,000 gain recorded on the swap. Lastly, a $150,000,000 FHLB borrowing (unhedged) with a rate of 2.91% was repaid prior to maturity. As of March 31, 2022, the maturities for hedges of adjustable rate borrowings ranged from two years to eight years, with the weighted average being 7.0 years.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the gain (loss) recognized in AOCI on derivative instruments related to cash flow hedges on borrowings for the periods presented, as well as the effect of reclassification adjustments.

(In thousands)	Three Months Ended March 31,
Amounts recognized in AOCI	2022	2021
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$56,323	$70,565
Reclassification adjustment of net (gain)/loss included in net income	—	(14,110)
Total pre-tax gain/(loss) recognized in AOCI	$56,323	$56,455

(In thousands)	Six Months Ended March 31,
Amounts recognized in AOCI	2022	2021
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$62,769	$90,683
Reclassification adjustment of net (gain)/loss included in net income	—	(14,110)
Total pre-tax gain/(loss) recognized in AOCI	$62,769	$76,573

The following tables present the gain (loss) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the periods presented.

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$139,260	$(7,525)	$132,757	$(11,991)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$(1,199)		$(1,563)
Recognized on derivatives	18,561		17,491
Recognized on hedged items	(18,586)		(17,377)
Net income/(expense) recognized on fair value hedges	$(1,224)		$(1,449)

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$1,715		$3,066
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		14,110
Net income/(expense) recognized on cash flow hedges		$1,715		$17,176

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended March 31, 2022		Six Months Ended March 31, 2021
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$277,769	$(15,368)	$266,428	$(25,189)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$(2,570)		$(3,104)
Recognized on derivatives	23,061		22,078
Recognized on hedged items	(23,061)		(21,833)
Net income/(expense) recognized on fair value hedges	$(2,570)		$(2,859)

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$3,736		$6,664
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		14,110
Net income/(expense) recognized on cash flow hedges		$3,736		$20,774

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the six months ended March 31, 2022 and 2021 as the changes in fair value of the receive fixed swap and pay fixed swap offset each other.

The following tables present the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Three Months Ended March 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2022	2021
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$33,298	$40,929
Receive fixed/pay floating swap	Other noninterest income	(33,298)	(40,929)
		$—	$—

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Six Months Ended March 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2022	2021
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$38,337	$53,305
Receive fixed/pay floating swap	Other noninterest income	(38,337)	(53,305)
		$—	$—

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H – Revenue from Contracts with Customers

Since net interest income on financial assets and liabilities is outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), a significant majority of our revenues are not subject to that guidance.

Revenue streams that are within the scope of ASC 606 are presented within non-interest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the new guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. In scope revenue streams represented approximately 6.0% of our total revenues for the six months ended March 31, 2022, compared to 5.7% for the six months ended March 31, 2021. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of non-interest income within the scope of the guidance include the following:

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

Insurance Agency Commissions (recognized in Other income) - WAFD Insurance Group, Inc. is a wholly owned subsidiary of Washington Federal Bank that operates as an insurance agency, selling and marketing property and casualty insurance policies for a small number of high-quality insurance carriers. WAFD Insurance Group, Inc. earns revenue in the form of commissions paid by the insurance carriers for policies that have been sold. In addition to the origination commission, WAFD Insurance Group, Inc. may also receive contingent incentive fees based on the volume of business generated for the insurance carrier and based on policy renewal rates.

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
Financial Instruments with Off-Balance Sheet Risk - The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $4,295,025,000 and $3,804,444,000 at March 31, 2022 and September 30, 2021, respectively. The reserve was $30,000,000 as of March 31, 2022, which is an increase from $27,500,000 at September 30, 2021. See Note A "Summary of Significant Accounting Policies" for details regarding the reserve methodology.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Washington Federal, Inc. (the "Company" or "Washington Federal") makes statements in this Quarterly Report on Form 10-Q that constitute forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates,” “intends,” “forecasts,” “projects,” "potentially," and other similar expressions or future or conditional verbs such as "may," “will,” “should,” “would” and “could” are intended to help identify such forward-looking statements. These statements are not historical facts, but instead represent current expectations, plans or forecasts of the Company and are based on the beliefs and assumptions of the management of the Company and the information available to management at the time that these disclosures were prepared. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company's control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Company's forward-looking statements.
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this report, and in the Risk Factors included in the Company’s 2021 Form 10-K for the year ended September 30, 2021, and in any of the Company's other subsequent Securities and Exchange Commission ("SEC") filings, which could cause the Company's future results to differ materially from the plans, objectives, goals, estimates, intentions and expectations expressed in forward-looking statements:

•a deterioration in economic conditions, including declines in home sale volumes and financial stress on borrowers (consumers and businesses) as a result of the uncertain economic environment;
•current and future economic conditions, high unemployment rates, inflationary pressures, and slowdowns in economic growth;
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
•fluctuations in interest rate risk and changes in market interest rates, including risk related to LIBOR reform, risk of negative rates and the effect on our net interest income and net interest margin;
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
•the effects and unanticipated expenses related to the completed charter conversion of the Bank from a federal to a state charter; and
•global economic trends, including developments related to Ukraine and Russia, and related negative financial impacts on our borrowers, the financial markets and the global economy;
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
GENERAL & BUSINESS DESCRIPTION

Washington Federal Bank, a federally-insured Washington state chartered commercial bank dba WaFd Bank (the “Bank” or “WaFd Bank”), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. Washington Federal, Inc., a Washington corporation was formed as the Bank’s holding company in November, 1994. As used throughout this document, the terms “Washington Federal,” the “Company” or "we" or "us" and "our" refer to the Washington Federal, Inc. and its consolidated subsidiaries, and the term “Bank” refers to the operating subsidiary, Washington Federal Bank. The Company is headquartered in Seattle, Washington.

On January 3, 2022, the Bank announced that it had applied to the Washington State Department of Financial Institutions to convert from a national association to a non-Federal Reserve member Washington state-chartered bank. As described in the Current Report on Form 8-K filed with the SEC on February 4, 2022, the Bank completed the conversion of its charter from a national bank charter, supervised by the Office of the Comptroller of the Currency, to a Washington state chartered commercial bank effective February 4, 2022. The Bank cancelled its holdings of stock in the Federal Reserve Bank of San Francisco as part of the conversion and its legal name changed from “Washington Federal Bank, National Association” to “Washington Federal Bank.” As a result of the conversion, the Washington State Department of Financial Institutions is the Bank's primary state regulator and the Federal Deposit Insurance Corporation (the "FDIC") is the Bank's primary federal regulator. The Federal Reserve will continue to regulate the Bank's holding company Washington Federal, Inc.

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

INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of transaction and savings accounts is 80% of total deposits as of March 31, 2022 while the composition of the investment securities portfolio is 53% variable and 47% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $301,221,000 of mortgage-backed securities that it has designated as held-to-maturity and are carried at amortized cost. As of March 31, 2022, the net unrealized loss on these securities was $6,867,000. The Company has $1,909,605,000 of available-for-sale securities that are carried at fair value. As of March 31, 2022, the net unrealized loss on these securities was $12,383,000. The Company has executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized gain on these interest rate swaps as of March 31, 2022 was $105,211,000. All of the above are pre-tax net unrealized gains or losses.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
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

As of March 31, 2022, in the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would increase by 6.0% in the next year. This compares to an estimated increase of 9.7% as of the September 30, 2021 analysis. The change is primarily due to a shift in the yield curve as well as shifts in the mix of fixed versus adjustable rate assets and liabilities. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long-term rates over two years would result in a net interest income increase of 1.0% in the first year and increase of 2.7% in the second year assuming a constant balance sheet and no management intervention. We have not provided an estimate of any impact on net interest income in the event of a decrease in interest rates as of March 31, 2022 as many of our interest rate sensitive assets and liabilities are tied to interest rates that are still near their historical minimum levels (i.e., Prime and LIBOR) and, therefore, are not expected to materially decrease further assuming U.S. market interest rates continue to remain above zero percent. Sustained negative interest rates for an economy with the size and complexity of the United States would likely lead to broad macroeconomic impacts that are difficult to foresee. While there is a possibility that U.S. market interest rates could fall below zero percent, this has not occurred in the United States.

NPV Sensitivity - NPV is an estimate of the market value of shareholders' equity. NPV is calculated as the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of NPV to changes in interest rates provides a view of interest rate risk as it incorporates all future expected cash flows. As of March 31, 2022, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decrease by $692,363,000 or 24.9% and the NPV to total assets ratio to decline to 10.9% from a base of 13.7%. As of September 30, 2021, the NPV in the event of a 200 basis point increase in rates was estimated to decrease by $207,000,000 or 6.8% and the NPV to total assets ratio to decline to 15.2% from a base of 15.5%. The change in NPV sensitivity is due primarily to changes in interest rates and the related impact on asset prices and sensitivity to expected prepayment speeds on fixed rate loans and mortgage-backed securities, as well as changes in the mix of fixed versus adjustable rate assets and liabilities as of March 31, 2022.
Interest Rates - The Company measures the difference between the rate on total interest-earning assets and the rate on interest-bearing liabilities at the end of each period. This period-end interest rate spread was 2.57% at March 31, 2022 and 2.45% at September 30, 2021. As of March 31, 2022, the weighted average period-end rate on interest-earning assets increased by 13 basis points to 2.93% compared to September 30, 2021, while the weighted average period-end rate on interest-bearing liabilities increased by 1 basis point to 0.36% from 0.35%. The period-end interest rate spread increased to 2.57% at March 31, 2022 from 2.30% at March 31, 2021 as the weighted average period-end rate on interest-earning assets increased by 18 basis points while the weighted average period-end rate on interest-bearing liabilities declined by 9 basis points.

Net Interest Margin - Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin was 2.90% for the quarter ended March 31, 2022 compared to 2.75% for the quarter ended March 31, 2021. The yield on interest-earning assets decreased 6 basis points to 3.24% and the cost of interest-bearing liabilities decreased 21 basis points to 0.44% over that same period. Repayments on higher rate loans, the origination of lower yielding loans, and the purchase of mortgage loan pools with an effective yield less than the average of the loan portfolio drove the decline in yield on interest-earning assets. The benefit from amortization of net loan origination fees on PPP loans also declined to $2,016,000 during the quarter ended March 31, 2022 compared to $6,313,000 in the prior year quarter. The lower rate in interest-bearing liabilities was primarily due to lower rates paid on interest-bearing deposits as well as a lower rate on FHLB advances.
The following table sets forth the information explaining the changes in the net interest margin for the period indicated compared to the same period one year ago.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$14,869,733	$139,260	3.80%	$12,842,392	$132,756	4.19%
Mortgage-backed securities	852,134	4,659	2.22	1,359,631	6,696	2.00
Cash & Investments	3,085,239	5,757	0.76	3,702,861	5,720	0.63
FHLB & FRB stock	89,002	1,162	5.29	130,502	1,582	4.92
Total interest-earning assets	18,896,108	150,838	3.24%	18,035,386	146,754	3.30%
Other assets	1,284,929			1,252,122
Total assets	$20,181,037			$19,287,508

Liabilities and Equity
Interest-bearing customer accounts	$12,882,885	$8,225	0.26%	$11,816,399	$10,729	0.37%
FHLB advances	1,720,000	7,525	1.77	2,412,778	11,991	2.02
Other borrowings	—	—	—	44	—	—
Total interest-bearing liabilities	14,602,885	15,750	0.44%	14,229,221	22,720	0.65%
Noninterest-bearing customer accounts	3,198,052			2,579,497
Other liabilities	214,851			248,210
Total liabilities	18,015,788			17,056,928
Shareholders' equity	2,165,249			2,230,580
Total liabilities and equity	$20,181,037			$19,287,508
Net interest income/interest rate spread		$135,088	2.80%		$124,034	2.65%
Net interest margin (NIM)			2.90%			2.75%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

	Six Months Ended March 31, 2022			Six Months Ended March 31, 2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$14,580,678	$277,769	3.82%	$12,833,535	$266,428	4.16%
Mortgage-backed securities	888,982	9,451	2.13	1,472,181	13,926	1.90
Cash & Investments	3,147,232	11,539	0.74	3,349,703	10,985	0.66
FHLB & FRB stock	96,008	2,519	5.26	135,672	3,238	4.79
Total interest-earning assets	18,712,900	301,278	3.23%	17,791,091	294,577	3.32%
Other assets	1,278,476			1,280,338
Total assets	$19,991,376			$19,071,429

Liabilities and Equity
Interest-bearing customer accounts	$12,704,752	$16,686	0.26%	$11,717,048	$24,839	0.43%
FHLB advances	1,720,000	15,368	1.79	2,542,033	25,189	1.99
Other borrowings	—	—	—	22	—	—
Total interest-bearing liabilities	14,424,752	32,054	0.45%	14,259,103	50,028	0.70%
Noninterest-bearing customer accounts	3,193,084			2,417,328
Other liabilities	219,183			262,174
Total liabilities	17,837,019			16,938,605
Shareholders' equity	2,154,357			2,132,824
Total liabilities and equity	$19,991,376			$19,071,429
Net interest income/interest rate spread		$269,224	2.78%		$244,549	2.62%
Net interest margin (NIM)			2.89%			2.75%

As of March 31, 2022, total assets had increased by $909,705,000 to $20,560,279,000 from $19,650,574,000 at September 30, 2021. During the six months ended March 31, 2022, loans receivable increased $1,261,356,000 while cash and cash equivalents decreased by $143,305,000 and investment securities decreased by $293,458,000. Growth in loans receivable were also substantially funded by the $848,536,000 increase in customer deposits.
Cash and cash equivalents of $1,947,504,000 and shareholders’ equity of $2,191,701,000 as of March 31, 2022 provide management with flexibility in managing interest rate risk going forward.

LIQUIDITY AND CAPITAL RESOURCES
The principal sources of funds for the Company's activities are loan repayments (including prepayments), net deposit inflows, sales and repayments of investments and borrowings and retained earnings, if applicable. The Company's principal sources of revenue are interest on loans and interest and dividends on investments. Additionally, the Company earns fee income for loan, deposit, insurance and other services.
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
Strong growth in customer deposit accounts has provided the primary source for funding increases in the loan portfolio. Customer accounts increased $848,536,000, or 5.5%, to $16,390,648,000 at March 31, 2022 compared with $15,542,112,000 at September 30, 2021. Total FHLB borrowings totaled $1,720,000,000 as of March 31, 2022 and was unchanged from September 30, 2021.
The Company's cash and cash equivalents totaled $1,947,504,000 at March 31, 2022, a decrease from $2,090,809,000 at September 30, 2021. These amounts include the Bank's operating cash.
The Company’s shareholders' equity at March 31, 2022 was $2,191,701,000, or 10.66% of total assets. This is an increase of $65,637,000 from September 30, 2021 when shareholders' equity was $2,126,064,000, or 10.82% of total assets. The Company’s shareholders' equity was impacted in the six months ended March 31, 2022 by net income of $99,640,000, the payment of $30,456,000 in common stock dividends, payment of $7,312,000 in preferred stock dividends, treasury stock purchases of $3,135,000, as well as other comprehensive income of $1,693,000. The ratio of tangible capital to tangible assets at March 31, 2022 was 9.29%. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
Washington Federal, Inc. and its banking subsidiary are subject to various regulatory capital requirements administered by the bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Company's financial statements.
Federal Bank regulatory agencies establish regulatory capital rules that require minimum capital ratios and establish criteria for calculating regulatory capital. Minimum capital ratios for four measures are used for assessing capital adequacy. The standards are indicated in the table below. The common equity tier 1 capital ratio recognizes common equity as the highest form of capital. The denominator for all except the leverage ratio is risk weighted assets. The rules set forth a “capital conservation buffer” of up to 2.5%. In the event that a bank’s capital levels fall below the minimum ratios plus these buffers, the bank's regulators may place restrictions on it. These restrictions include reducing dividend payments, share buy-backs, and staff bonus payments. The purpose of these buffers is to require banks to build up capital outside of periods of stress that can be drawn down during periods of stress. As a result, even during periods where losses are incurred, the minimum capital ratios can still be met.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
There are also standards for Adequate and Well Capitalized criteria that are used for “Prompt Corrective Action” purposes. To remain categorized as well capitalized, the Bank and the Company must maintain minimum common equity risk-based, tier 1 risk-based, total risk-based and tier 1 leverage ratios as set forth in the following table.

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

March 31, 2022
Common Equity Tier I risk-based capital ratio:
The Company	$1,511,051	9.98%	4.50%	NA
The Bank	1,745,724	11.52%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,811,051	11.96%	6.00%	NA
The Bank	1,745,724	11.52%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,000,517	13.21%	8.00%	NA
The Bank	1,935,319	12.77%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,811,051	9.12%	4.00%	NA
The Bank	1,745,724	8.80%	4.00%	5.00%

September 30, 2021
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,446,613	9.50%	4.50%	NA
The Bank	1,717,014	11.28%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,746,613	11.47%	6.00%	NA
The Bank	1,717,014	11.28%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,937,036	12.72%	8.00%	NA
The Bank	1,907,408	12.53%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,746,613	9.07%	4.00%	NA
The Bank	1,717,014	8.92%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents - Cash and cash equivalents were $1,947,504,000 at March 31, 2022, a decrease of $143,305,000, or 6.9%, since September 30, 2021. The change is primarily due to funding of new loan originations, partially offset by growth in customer transaction deposit accounts.

Available-for-sale and held-to-maturity investment securities - Available-for-sale securities decreased $228,654,000, or 10.7%, during the six months ended March 31, 2022, mostly due to principal repayments and maturities of $287,775,000 and an unrealized loss of $46,701,000, partially offset by purchases of $124,651,000. During the same period, the balance of held-to-maturity securities decreased by $64,804,000 primarily due to principal pay-downs and maturities of $63,214,000. As of March 31, 2022, the Company had a net unrealized loss on available-for-sale securities of $12,383,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
The majority of the Company’s held-to-maturity and available-for-sale debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The Company did not record an allowance for credit losses for held-to-maturity securities as of March 31, 2022 or September 30, 2021 as the investment portfolio consists primarily of U.S. government agency mortgage-backed securities that management deems to have immaterial risk of loss. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios as well as the economic conditions at future reporting periods. The Company does not believe that any of its available-for-sale debt securities had credit loss impairment as of March 31, 2022 or September 30, 2021, therefore, no allowance was recorded.

Loans receivable - Loans receivable, net of related contra accounts, increased by $1,261,356,000 to $15,094,926,000 at March 31, 2022, compared to $13,833,570,000 at September 30, 2021. The increase was primarily the net result of originations of $4,361,843,000, purchases of single-family residential mortgages of $525,825,000, partially offset by loan principal repayments of $3,377,507,000 as well as a $207,594,000 increase in loans in process. Commercial loan originations accounted for 79% of total originations and consumer loan originations were 21% during the period. The mix of loan originations is consistent with management's strategy during low rate environments to produce more construction, multifamily, commercial real estate, and commercial and industrial loans that generally have adjustable interest rates or a shorter duration.
The following table shows the loan portfolio by category and the change.

	March 31, 2022		September 30, 2021		Change
	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$2,392,810	13.5%	$2,291,477	14.0%	$101,333	4.4%
Commercial real estate	2,829,946	15.9	2,443,845	15.0	386,101	15.8
Commercial & industrial (1)	2,504,442	14.1	2,314,654	14.2	189,788	8.2
Construction	3,136,239	17.6	2,888,214	17.7	248,025	8.6
Land - acquisition & development	236,313	1.3	222,457	1.4	13,856	6.2
Total commercial loans	11,099,750	62.4	10,160,647	62.3	939,103	9.2
Consumer loans
Single-family residential	5,442,535	30.6	4,951,627	30.4	490,908	9.9
Construction - custom	836,314	4.7	783,221	4.8	53,093	6.8
Land - consumer lot loans	154,976	0.9	149,956	0.9	5,020	3.3
HELOC	174,367	1.0	165,989	1.0	8,378	5.0
Consumer	67,511	0.4	87,892	0.5	(20,381)	(23.2)
Total consumer loans	6,675,703	37.6	6,138,685	37.7	537,018	8.7
Total gross loans	17,775,453	100%	16,299,332	100%	1,476,121	9.1
Less:
Allowance for credit losses on loans	171,384		171,300		84	—
Loans in process	2,440,430		2,232,836		207,594	9.3
Net deferred fees, costs and discounts	68,713		61,626		7,087	11.5
Total loan contra accounts	2,680,527		2,465,762		214,765	8.7
Net loans	$15,094,926		$13,833,570		$1,261,356	9.1%
(1) Includes $111 million of PPP loans as of March 31, 2022 and $312 million as of September 30, 2021.

Non-performing assets - Non-performing assets increased $3,618,000 during the six months ended March 31, 2022 to $47,243,000 from $43,625,000 at September 30, 2021. The change is primarily due to a $1,890,000 increase in non-accrual loans. Non-performing assets as a percentage of total assets was 0.23% at March 31, 2022 compared to 0.22% at September 30, 2021.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
The following table sets forth information regarding troubled debt restructured loans and non-performing assets.

	March 31, 2022		September 30, 2021
	($ in thousands)
Troubled debt restructured loans:
Multi - family	$178	0.3%	$223	0.3%
Commercial real estate	2,221	3.9	2,275	3.5
Commercial & industrial	36	0.1	40	0.1
Construction	—	—	—	—
Land - acquisition & development	—	—	—	—
Single-family residential	52,736	92.1	60,011	92.0
Construction - custom	—	—	—	—
Land - consumer lot loans	1,810	3.2	2,292	3.5
HELOC	238	0.4	246	0.4
Consumer	36	0.1	41	0.1
Total restructured loans (1)	$57,255	100%	$65,128	100%
Non-accrual loans:
Multi - family	$—	—%	$475	1.5%
Commercial real estate	6,412	19.1	8,038	25.3
Commercial & industrial	4,789	14.2	365	1.1
Construction	343	1.0	505	1.7
Land - acquisition & development	2,340	7.0	2,340	7.4
Single-family residential	18,612	55.3	19,320	60.9
Construction - custom	465	1.4	—	—
Land - consumer lot loans	310	0.9	359	1.1
HELOC	329	1.0	287	0.9
Consumer	39	0.1	60	0.2
Total non-accrual loans	33,639	100%	31,749	100%
Real estate owned	9,509		8,204
Other property owned	4,095		3,672
Total non-performing assets	$47,243		$43,625
Total non-performing assets and performing restructured loans as a percentage of total assets	0.50%		0.55%
Total Assets
(1) Restructured loans were as follows:
Performing	$55,703	97.3%	$63,655	97.7%
Non-performing (included in non-accrual loans above)	1,552	2.7	1,473	2.3
	$57,255	100%	$65,128	100%

For the six months ended March 31, 2022, the Company recognized $1,733,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $631,000 for the same period had these loans performed according to their original contract terms. Recognized interest income for the six months ended March 31, 2022 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. In addition to the non-accrual loans reflected in the above table, the Company had $195,588,000 of loans that were less than 90 days delinquent at March 31, 2022 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 1.45% at March 31, 2022.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 92.1% of restructured loans as of March 31, 2022. The concession for these loans is typically a payment reduction through a rate reduction of 100 to 200 bps for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period.

For commercial loans, six consecutive payments on newly restructured loan terms are generally required prior to returning the loan to accrual status. In some instances, after the required six consecutive payments are made, a management assessment will conclude that collection of the entire principal balance is still in doubt. In those instances, the loan will remain on non-accrual. Homogeneous loans may or may not be on accrual status at the time of restructuring, but all are placed on accrual status upon the restructuring of the loan. Homogeneous loans are restructured only if the borrower can demonstrate the ability to meet the restructured payment terms; otherwise, collection is pursued and the loan remains on non-accrual status until liquidated. If the homogeneous restructured loan does not perform, it will be placed in non-accrual status when it is 90 days delinquent.

A loan that defaults and is subsequently modified would impact the Company’s delinquency trend, which is part of the qualitative risk factors component of the allowance for credit losses calculation. Any modified loan that re-defaults and is charged-off would impact the historical loss factors component of the Company's general reserve calculation.

Allowance for credit losses - The following table shows the composition of the Company’s allowance for credit losses.

	March 31, 2022		September 30, 2021		Change
Allowance for credit losses:	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$14,463	8.4%	16,949	9.9%	$(2,486)	(14.7)%
Commercial real estate	24,682	14.4	23,437	13.7	1,245	5.3
Commercial & industrial	53,903	31.5	45,957	26.8	7,946	17.3
Construction	22,707	13.2	25,585	14.9	(2,878)	(11.2)
Land - acquisition & development	13,685	8.0	13,447	7.8	238	1.8
Total commercial loans	129,440	75.5	125,375	73.2	4,065	3.2
Consumer loans
Single-family residential	28,992	16.9	30,978	18.1	(1,986)	(6.4)
Construction - custom	3,129	1.8	4,907	2.9	(1,778)	(36.2)
Land - consumer lot loans	5,105	3.0	4,939	2.9	166	3.4
HELOC	2,475	1.4	2,390	1.4	85	3.6
Consumer	2,243	1.3	2,711	1.6	(468)	(17.3)
Total consumer loans	41,944	24.5	45,925	26.8	(3,981)	(8.7)
Total allowance for loan losses	171,384	100.0%	171,300	100.0%	84	—
Reserve for unfunded commitments	30,000		30,000		—	—
Total allowance for credit losses	$201,384		$201,300		$84	—%

No allowance was recorded as of March 31, 2022 or as of September 30, 2021 for the $109,746,000 and $305,162,000 of SBA Payroll Protection Program loans in the portfolio on each date, respectively, which are included in the commercial & industrial loan category, due to the government guarantee. Management believes the allowance for credit losses of $201,384,000, or 1.13% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E and Note I for further details of the allowance for loan losses and reserve for unfunded commitments as of and for the period ended March 31, 2022 and September 30, 2021.

Real estate owned ("REO") - REO increased during the six months ended March 31, 2022 by $1,305,000 to $9,509,000. The increase was due to REO additions partially offset by sales and the write-down of certain properties.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Intangible assets - Intangible assets decreased to $309,501,000 as of March 31, 2022 from $310,019,000 as of September 30, 2021. The decrease was due to normal amortization of finite-lived intangible assets.

Customer accounts - Customer accounts increased $848,536,000, or 5.5%, to $16,390,648,000 at March 31, 2022 compared with $15,542,112,000 at September 30, 2021. Transaction accounts increased by $1,031,581,000 or 8.5% during that period, while time deposits decreased $183,045,000 or 5.3%. The shift in deposit mix has been a result of a deliberate deposit pricing and customer growth strategy. The focus on transaction accounts is intended to lessen sensitivity to rising interest rates and manage interest expense.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	March 31, 2022			September 30, 2021
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$3,251,603	19.8%	—%	$3,122,397	20.1%	—%
Interest checking	3,897,185	23.9	0.27	3,566,322	22.9	0.20
Savings	1,078,147	6.6	0.12	1,039,336	6.7	0.11
Money market	4,912,671	30.0	0.21	4,379,970	28.2	0.19
Time deposits	3,251,042	19.8	0.50	3,434,087	22.1	0.54
Total	$16,390,648	100%	0.24%	$15,542,112	100%	0.23%

FHLB advances and other borrowings - Total borrowings were $1,720,000,000 as of March 31, 2022 and unchanged from $1,720,000,000 as of September 30, 2021. Strong growth in deposits has provided for substantial funding of growth in loans receivable, therefore, additional FHLB borrowings have not been necessary. The weighted average rate for FHLB borrowings was 1.55% as of March 31, 2022 and 1.51% at September 30, 2021.

Shareholders' equity - The Company’s shareholders' equity at March 31, 2022 was $2,191,701,000, or 10.66% of total assets. This is an increase of $65,637,000 from September 30, 2021 when net worth was $2,126,064,000, or 10.82% of total assets. The Company’s shareholders' equity was impacted in the six months ended March 31, 2022 by net income of $99,640,000, the payment of $30,456,000 in common stock dividends, payment of $7,312,000 in preferred stock dividends, treasury stock purchases of $3,135,000, as well as other comprehensive income of $1,693,000.

RESULTS OF OPERATIONS

Net Income - The Company recorded net income of $49,359,000 for the three months ended March 31, 2022 compared to $44,871,000 for the prior year quarter. The Company recorded net income of $99,640,000 for the six months ended March 31, 2022 compared to $83,822,000 for the prior year same period. The changes are due to the factors described below.

Net Interest Income - For the three months ended March 31, 2022, net interest income was $135,088,000, which is $11,054,000 higher than the same quarter of the prior year. Net interest margin was 2.90% for the quarter ended March 31, 2022 compared to 2.75% for the quarter ended March 31, 2021. The increase in net interest income was primarily due to average interest-earning assets increasing by $860,722,000 or 4.77% from the prior year while average interest-bearing liabilities increased $373,664,000 or 2.63%. Average noninterest-bearing deposits grew by $618,555,000 over the same period. The change in net interest income was also impacted by a 6 basis point decline in the average rate earned on interest-earning assets while the average rate paid on interest-bearing liabilities declined by 21 basis points. The average rate earned on interest-earning assets declined by 6 basis points to 3.24% while the average rate paid on interest-bearing liabilities declined by 21 basis points to 0.44%. During the three months ended March 31, 2022 and 2021, net interest income included $2,016,000 and $6,313,000, respectively, of net loan origination fee amortization on PPP loans. For the six months ended March 31, 2022, net interest income was $269,224,000, which is $24,676,000 higher than the same period of the prior year. Net interest margin was 2.89% for the six months ended March 31, 2022 compared to 2.75% for the prior year same period.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
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
Rate / Volume Analysis:

	Comparison of Three Months Ended 3/31/22 and 3/31/21			Comparison of Six Months Ended 3/31/22 and 3/31/21
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans receivable	$19,842	$(13,339)	$6,503	$34,368	$(23,027)	$11,341
Mortgage-backed securities	(2,728)	691	(2,037)	(6,024)	1,549	(4,475)
Investments (1)	(1,361)	979	(382)	(1,015)	851	(164)
All interest-earning assets	15,753	(11,669)	4,084	27,329	(20,627)	6,702
Interest expense:
Customer accounts	931	(3,435)	(2,504)	2,067	(10,220)	(8,153)
FHLB advances and other borrowings	(3,120)	(1,346)	(4,466)	(7,495)	(2,326)	(9,821)
All interest-bearing liabilities	(2,189)	(4,781)	(6,970)	(5,428)	(12,546)	(17,974)
Change in net interest income	$17,942	$(6,888)	$11,054	$32,757	$(8,081)	$24,676
___________________ ___________________
(1)Includes interest on cash equivalents and dividends on FHLB & FRB stock. The Bank’s FRB stock was redeemed effective February 4, 2022 in connection with its conversion to a Washington state chartered commercial bank.

Provision (Release) for Credit Losses - The Company recorded a $500,000 release of allowance for credit losses for the three months ended March 31, 2022, compared with no provision or release for the three months ended March 31, 2021. The release in the three months ended March 31, 2022 was primarily due to improvements in the credit quality of certain loan portfolios related to strong real estate markets and collateral conditions mostly offset by growth in loans receivable. These same factors mostly offset and led to no provision or release being recorded for the three months ended March 31, 2021. The Company recorded no provision or release of allowance for credit losses for the six months ended March 31, 2022, compared with a $3,000,000 provision for credit losses for the six months ended March 31, 2021. Recoveries, net of charge-offs, totaled $473,000 for the three months ended March 31, 2022, compared to net recoveries of $2,464,000 during the three months ended March 31, 2021. Recoveries, net of charge-offs, totaled $2,584,000 for the six months ended March 31, 2022, compared to net recoveries of $4,198,000 during the six months ended March 31, 2021. No allowance was recorded as of March 31, 2022 or as of September 30, 2021 for the $109,746,000 and $305,162,000 of PPP loans in the portfolio on each date, respectively, which are included in the commercial & industrial loan category, due to the government guarantee.

Other Income - The three months ended March 31, 2022 results include total other income of $15,659,000 compared to $14,477,000 for the same period one year ago, a $1,182,000 increase. The increase in other income was primarily due to loan fee income being $1,603,000 higher in the quarter ended March 31, 2022 due largely to fees collected on loan early repayments. Other income was $34,340,000 for the six months ended March 31, 2022, compared with $28,347,000 for the six months ended March 31, 2021 and the increase was mostly due to a gain of $5,135,000 recorded for certain equity investments in the quarter ended December 31, 2021.

Other Expense - Total other expense was $88,417,000 for the three months ended March 31, 2022, an increase of $6,671,000 from $81,746,000 for the prior year quarter. Compensation and benefits costs increased by $3,483,000, or 8.0%, over the prior year quarter due to annual merit increases, higher bonus compensation accruals related to strong deposit and loan growth and investments in top talent and contract staff to support strategic initiatives. Other expense was $178,030,000 for the six months ended March 31, 2022, compared with $163,156,000 for the six months ended March 31, 2021 and the increase was primarily due to compensation and benefits increasing by $8,185,000 for the same reasons noted above. The six months ended March 31, 2022 also included a tax related accrual of $1,700,000. Total other expense for the six months ended March 31, 2022 and March 31, 2021 equaled 1.78% and 1.71%, respectively, of average assets.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Gain (Loss) on Real Estate Owned - Results for the three months ended March 31, 2022 include a net gain on real estate owned of $129,000, compared to a net gain of $34,000 for the prior year quarter. Results for the six months ended March 31, 2022 include a net gain on real estate owned of $691,000, compared to a net loss of $415,000 for the prior year same period. The gain (loss) for each respective period is due to REO sales valuation adjustments for certain properties.

Income Tax Expense - Income tax expense totaled $13,600,000 for the three months ended March 31, 2022, compared to $11,928,000 for the prior year quarter. Income tax expense totaled $26,585,000 for the six months ended March 31, 2022, compared to $22,502,000 for the prior year same period. The effective tax rate was 21.06% and 21.16% for the six months ended March 31, 2022 and March 31, 2021, respectively. The Company’s effective tax rate varies from the statutory rate mainly due to state taxes, tax-exempt income and tax-credit investments.

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

Item 1A. Risk Factors

In addition to the risk factors discussed below and the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the Company's Form 10-K for the year ended September 30, 2021. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report.

Unstable global economic conditions may have serious adverse consequences on our business, financial condition, and operations.

The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, high rates of inflation, and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the current conflict between Russia and Ukraine, which is increasing volatility in commodity and energy prices, creating supply chain issues and causing instability in financial markets. Sanctions imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. The specific consequences of the conflict in Ukraine on our business is difficult to predict at this time, but in addition to inflationary pressures affecting our operations and those of our customers and borrowers, we may also experience an increase in cyberattacks against us, our customers and borrowers, service providers and other third parties. There can be no assurance that further deterioration in markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, hostile third-party action or continued unpredictable and unstable market conditions

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share (S)	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2022 to January 31, 2022	3,066	$34.48	3,066	3,729,938
February 1, 2022 to February 28, 2022	867	35.70	867	3,729,071
March 1, 2022 to March 31, 2022	751	34.14	751	3,728,320
Total	4,684	$34.65	4,684	3,728,320
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
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

Item 3.                Defaults Upon Senior Securities
Not applicable

Item 4.                Mine Safety Disclosures
Not applicable

Item 5.                Other Information
Not applicable

Item 6.                Exhibits

(a)	Exhibits

	31.1 *	Section 302 Certification by the Chief Executive Officer
	31.2 *	Section 302 Certification by the Chief Financial Officer
	32 *	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer
	101 *	Financial Statements from the Company’s Form 10-Q for the three months ended March 31, 2022 formatted in iXBRL
	104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2022	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL President & Chief Executive Officer

May 3, 2022	/S/ VINCENT L. BEATTY
VINCENT L. BEATTY Executive Vice President and Chief Financial Officer

May 3, 2022	/S/ CORY D. STEWART
CORY D. STEWART Senior Vice President and Principal Accounting Officer