Form 10-Q
period 2022-06-30
WASHINGTON FEDERAL INC
filed 2022-07-29
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

The registrant had outstanding 65,324,266 shares of common stock as of July 27, 2022.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	June 30, 2022	September 30, 2021
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$607,421	$2,090,809
Available-for-sale securities, at fair value	2,150,732	2,138,259
Held-to-maturity securities, at amortized cost	477,884	366,025
Loans receivable, net of allowance for loan losses of $170,979 and $171,300	15,565,165	13,833,570
Interest receivable	55,985	50,636
Premises and equipment, net	244,232	255,152
Real estate owned	9,656	8,204
FHLB and FRB stock	78,073	102,863
Bank owned life insurance	237,407	233,263
Intangible assets, including goodwill of $303,457 and $303,457	309,254	310,019
Federal and state income tax assets, net	—	3,877
Other assets	423,022	257,897
	$20,158,831	$19,650,574
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$12,668,251	$12,108,025
Time deposit accounts	3,297,369	3,434,087
	15,965,620	15,542,112
FHLB advances	1,700,000	1,720,000
Advance payments by borrowers for taxes and insurance	30,251	47,016
Federal and state income tax liabilities, net	4,394	—
Accrued expenses and other liabilities	238,455	215,382
	17,938,720	17,524,510
Commitments and contingencies (see Note I)
Shareholders’ equity
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 300,000 and 300,000 shares issued; 300,000 and 300,000 shares outstanding	300,000	300,000
Common stock, $1.00 par value, 300,000,000 shares authorized; 136,261,099 and 135,993,254 shares issued; 65,321,869 and 65,145,268 shares outstanding	136,261	135,993
Additional paid-in capital	1,685,219	1,678,622
Accumulated other comprehensive income (loss), net of taxes	54,227	69,785
Treasury stock, at cost; 70,939,230 and 70,847,986 shares	(1,590,159)	(1,586,947)
Retained earnings	1,634,563	1,528,611
	2,220,111	2,126,064
	$20,158,831	$19,650,574

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except share data)		(In thousands, except share data)
INTEREST INCOME
Loans receivable	$149,113	$134,193	$426,882	$400,621
Mortgage-backed securities	8,618	5,488	18,069	19,414
Investment securities and cash equivalents	9,417	7,767	23,475	21,989
	167,148	147,448	468,426	442,024
INTEREST EXPENSE
Customer accounts	9,284	8,906	25,970	33,745
FHLB advances	6,118	9,937	21,486	35,126
	15,402	18,843	47,456	68,871
Net interest income	151,746	128,605	420,970	373,153
Provision (release) for credit losses	1,500	(2,000)	1,500	1,000
Net interest income after provision (release)	150,246	130,605	419,470	372,153
OTHER INCOME
Gain (loss) on sale of investment securities	—	—	81	—
Gain (loss) on termination of hedging derivatives	—	—	—	14,110
Prepayment penalty on long-term debt	—	—	—	(13,788)
Loan fee income	1,618	1,748	6,014	5,012
Deposit fee income	6,613	6,201	19,338	18,187
Other income	9,319	5,262	26,457	18,037
	17,550	13,211	51,890	41,558
OTHER EXPENSE
Compensation and benefits	48,073	43,841	142,613	130,196
Occupancy	10,053	9,725	31,931	29,790
FDIC insurance premiums	2,100	3,900	7,300	10,918
Product delivery	4,667	4,075	14,432	13,413
Information technology	11,831	10,396	34,974	32,923
Other expense	10,679	11,703	34,183	29,556
	87,403	83,640	265,433	246,796
Gain (loss) on real estate owned, net	448	(151)	1,139	(566)
Income before income taxes	80,841	60,025	207,066	166,349
Income tax expense	17,546	12,603	44,131	35,105
Net income	63,295	47,422	162,935	131,244
Dividends on preferred stock	3,656	3,656	10,969	6,378
Net income available to common shareholders	$59,639	$43,766	$151,966	$124,866
PER SHARE DATA
Basic earnings per common share	$0.91	$0.61	$2.33	$1.68
Diluted earnings per common share	0.91	0.61	2.32	1.68
Dividends paid on common stock per share	0.24	0.23	0.71	0.68
Basic weighted average number of shares outstanding	65,315,481	71,795,157	65,274,488	74,315,911
Diluted weighted average number of shares outstanding	65,395,666	71,901,068	65,397,579	74,326,693

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
	2022	2021
	(In thousands)
Net income	$63,295	$47,422
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $12,379 and $(605)	(41,158)	2,027
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $0 and $0	—	—
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	(41,158)	2,027
Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $(7,318) and $5,401	23,907	(18,083)
Reclassification adjustment of net (gain) loss included in net income during the period from hedging derivatives, net of tax of $0 and $0	—	—
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	23,907	(18,083)

Other comprehensive income (loss)	(17,251)	(16,056)
Comprehensive income	$46,044	$31,366

	Nine Months Ended June 30,
	2022	2021
	(In thousands)
Net income	$162,935	$131,244
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $26,329 and $(2,177)	(87,859)	7,289
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $(19) and $0	62	—
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	(87,797)	7,289
Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $(21,755) and $(15,456)	72,239	51,743
Reclassification adjustment of net (gain) loss included in net income during the period from hedging derivatives, net of tax of $0 and $3,245	—	(10,865)
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	72,239	40,878

Other comprehensive income (loss)	(15,558)	48,167
Comprehensive income	$147,377	$179,411

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at April 1, 2022	$300,000	$136,244	$1,683,578	$1,590,483	$71,478	$(1,590,082)	$2,191,701
Net income	—	—	—	63,295	—	—	63,295
Other comprehensive income (loss)	—	—	—	—	(17,251)	—	(17,251)
Dividends on common stock ($0.24 per share)	—	—	—	(15,559)	—	—	(15,559)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Proceeds from stock-based awards	—	6	182	—	—	—	188
Stock-based compensation expense	—	11	1,459	—	—	—	1,470
Treasury stock acquired	—	—	—	—	—	(77)	(77)
Balance at June 30, 2022	$300,000	$136,261	$1,685,219	$1,634,563	$54,227	$(1,590,159)	$2,220,111

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at April 1, 2021	$300,000	$135,980	$1,675,772	$1,468,093	$81,176	$(1,328,068)	$2,332,953
Net income	—	—	—	47,422	—	—	47,422
Other comprehensive income (loss)	—	—	—	—	(16,056)	—	(16,056)
Dividends on common stock ($0.23 per share)	—	—	—	(16,518)	—	—	(16,518)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Proceeds from stock-based awards	—	—	8	—	—	—	8
Stock-based compensation expense	—	7	1,383	—	—	—	1,390
Treasury stock acquired	—	—	—	—	—	(118,303)	(118,303)
Balance at June 30, 2021	$300,000	$135,987	$1,677,163	$1,495,341	$65,120	$(1,446,371)	$2,227,240

(CONTINUED)

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2021	$300,000	$135,993	$1,678,622	$1,528,611	$69,785	$(1,586,947)	$2,126,064
Net income	—	—	—	162,935	—	—	162,935
Other comprehensive income (loss)	—	—	—	—	(15,558)	—	(15,558)
Dividends on common stock ($0.71 per share)	—	—	—	(46,015)	—	—	(46,015)
Dividends on preferred stock ($36.5625 per share)	—	—	—	(10,968)	—	—	(10,968)
Proceeds from stock-based awards	—	55	1,494	—	—	—	1,549
Stock-based compensation expense	—	213	5,103	—	—	—	5,316
Treasury stock acquired	—	—	—	—	—	(3,212)	(3,212)
Balance at June 30, 2022	$300,000	$136,261	$1,685,219	$1,634,563	$54,227	$(1,590,159)	$2,220,111

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2020	$—	$135,727	$1,678,843	$1,420,906	$16,953	$(1,238,296)	$2,014,133
Net income	—	—	—	131,244	—	—	131,244
Other comprehensive income (loss)	—	—	—	—	48,167	—	48,167
Issuance of preferred stock, net	300,000	—	(6,675)	—	—	—	293,325
Dividends on common stock ($0.68 per share)	—	—	—	(50,431)	—	—	(50,431)
Dividends on preferred stock ($21.2604 per share)	—	—	—	(6,378)	—	—	(6,378)
Proceeds from stock-based awards	—	20	319	—	—	—	339
Stock-based compensation expense	—	240	4,676	—	—	—	4,916
Treasury stock acquired	—	—	—	—	—	(208,075)	(208,075)
Balance at June 30, 2021	$300,000	$135,987	$1,677,163	$1,495,341	$65,120	$(1,446,371)	$2,227,240

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$162,935	$131,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	47,398	26,329
Stock-based compensation expense	5,316	4,916
Provision (release) for credit losses	1,500	1,000
Loss (gain) on sale of investment securities	(81)	—
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(516)	(104)
Impairment loss on premises and equipment	—	574
Prepayment penalty from repayment of borrowings	—	13,788
Gain on early termination of long term borrowing hedge	—	(14,110)
Decrease (increase) in accrued interest receivable	(5,349)	2,255
Decrease (increase) in federal and state income tax receivable	3,877	5,708
Decrease (increase) in cash surrender value of bank owned life insurance	(4,144)	(4,133)
Decrease (increase) in other assets	(60,525)	153,610
Increase (decrease) in federal and state income tax liabilities	8,950	(13,470)
Increase (decrease) in accrued expenses and other liabilities	12,046	(57,910)
Net cash provided by (used in) operating activities	171,407	249,697
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(1,186,189)	(266,566)
Loans purchased	(576,697)	(412,423)
FHLB & FRB stock purchased	(170,000)	(244,035)
FHLB & FRB stock redeemed	194,790	274,000
Available-for-sale securities purchased	(516,163)	(528,937)
Principal payments and maturities of available-for-sale securities	384,111	493,520
Proceeds from sales of available-for-sale securities	4,510	—
Held-to-maturity securities purchased	(195,358)	—
Principal payments and maturities of held-to-maturity securities	81,497	283,458
Proceeds from sales of real estate owned	5,280	2,089
Proceeds from sales of premises and equipment	41	3,376
Premises and equipment purchased and REO improvements	(8,712)	(24,758)
Net cash provided by (used in) investing activities	(1,982,890)	(420,276)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	423,508	1,458,734
Proceeds from borrowings	4,250,000	6,100,000
Repayments of borrowings	(4,270,000)	(6,863,788)
Proceeds from the early termination of long term borrowing hedge	—	14,110
Proceeds from stock-based awards	1,548	339
Proceeds from issuance of preferred stock, net	—	293,325
Dividends paid on common stock	(46,015)	(50,431)
Dividends paid on preferred stock	(10,969)	(2,722)
Treasury stock purchased	(3,212)	(208,075)
Increase (decrease) in advances payments by borrowers for taxes and insurance	(16,765)	(21,932)
Net cash provided by (used in) financing activities	328,095	719,560
Increase (decrease) in cash and cash equivalents	(1,483,388)	548,981
Cash, cash equivalents and restricted cash at beginning of period	2,090,809	1,702,977
Cash, cash equivalents and restricted cash at end of period	$607,421	$2,251,958
(CONTINUED)
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2022	2021
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$73	$175
Other personal property acquired through foreclosure	422	—
Non-cash financing activities
Preferred stock dividend payable	3,656	3,656
Cash paid (received) during the period for
Interest	40,196	57,189
Income taxes	19,257	31,154

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A – Summary of Significant Accounting Policies

Company and Nature of Operations - Washington Federal Bank, a federally-insured Washington state chartered commercial bank dba WaFd Bank (the “Bank” or “WaFd Bank”), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. Washington Federal, Inc., a Washington corporation (the “Company”), was formed as the Bank’s holding company in November, 1994. As used throughout this document, the terms “Washington Federal” or the “Company” refer to the Company and its consolidated subsidiaries, and the term “Bank” refers to the operating subsidiary, Washington Federal Bank, a Washington state chartered commercial bank. The Company is headquartered in Seattle, Washington. The Bank conducts its activities through a network of 209 bank branches located in Washington, Oregon, Idaho, Utah, Arizona, Nevada, New Mexico and Texas.

The Bank completed the conversion of its charter from a national bank charter, supervised by the Office of the Comptroller of the Currency, to a Washington state chartered commercial bank effective February 4, 2022. The Bank cancelled its holdings of stock in the Federal Reserve Bank of San Francisco as part of the conversion and its legal name changed from “Washington Federal Bank, National Association” to “Washington Federal Bank.” As a result of the conversion, the Washington State Department of Financial Institutions (the "WDFI") is the Bank's primary state regulator and the Federal Deposit Insurance Corporation (the "FDIC") is the Bank's primary federal regulator. The Federal Reserve will continue to regulate the Bank's holding company Washington Federal, Inc.

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

Restricted Cash Balances - The Company is not required to maintain cash reserve balances with the Federal Reserve Bank as of June 30, 2022. As of June 30, 2022 and September 30, 2021, the Company held counterparty cash collateral of $219,650,000 and pledged cash collateral to counterparties of $1,500,000, respectively, related to derivative contracts.

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

Allowance for Credit Losses (Loans Receivable) - The Company maintains an allowance for credit losses (“ACL”) for the expected credit losses of the loan portfolio as well as unfunded loan commitments. The amount of ACL is based on ongoing, quarterly assessments by management. The current expected credit losses ("CECL") methodology requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures) and replaces the incurred loss methodology’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred.

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

Off-balance-sheet credit exposures - The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $4,973,336,000 and $3,804,444,000 at June 30, 2022 and September 30, 2021, respectively. The reserve for unfunded commitments is recognized as a liability (included as other liabilities in "Accrued expenses and other liabilities" in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class. See Note I "Commitments and Contingencies" for more information.

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

NOTE C – Dividends and Share Repurchases

On June 3, 2022, the Company paid a regular dividend on common stock of $0.24 per share, which represented the 157th consecutive quarterly cash dividend. Dividends per share were $0.24 and $0.23 for the quarters ended June 30, 2022 and 2021, respectively.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the three months ended June 30, 2022, the Company repurchased 2,446 shares (related to tax withholding on employee equity awards) at an average price of $31.36. As of June 30, 2022, there are 3,725,874 remaining shares authorized to be repurchased under the current Board approved share repurchase program.

The Company pays a cash dividend, if declared by the Board, of $12.1875 per share on its Series A Preferred Stock quarterly on January 15, April 15, July 15 and October 15. This dividend equals $0.30468750 per depositary share (each dividend, a "Series A Preferred Dividend"). The Company paid the Series A Preferred Dividend on July 15, 2022.

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	June 30, 2022		September 30, 2021
	(In thousands)		(In thousands)
Commercial loans
Multi-family	$2,494,594	13.2%	$2,291,477	14.0%
Commercial real estate	2,899,057	15.3	2,443,845	15.0
Commercial & industrial (1)	2,351,030	12.4	2,314,654	14.2
Construction	3,896,740	20.6	2,888,214	17.7
Land - acquisition & development	245,233	1.3	222,457	1.4
Total commercial loans	11,886,654	62.9	10,160,647	62.3
Consumer loans
Single-family residential	5,652,897	29.9	4,951,627	30.4
Construction - custom	943,858	5.0	783,221	4.8
Land - consumer lot loans	158,485	0.8	149,956	0.9
HELOC	185,427	1.0	165,989	1.0
Consumer	73,044	0.4	87,892	0.5
Total consumer loans	7,013,711	37.1	6,138,685	37.7
Total gross loans	18,900,365	100%	16,299,332	100%
Less:
Allowance for credit losses on loans	170,979		171,300
Loans in process	3,083,573		2,232,836
Net deferred fees, costs and discounts	80,648		61,626
Total loan contra accounts	3,335,200		2,465,762
Net loans	$15,565,165		$13,833,570
(1) Includes $55 million and $312 million of Small Business Administration’s Paycheck Protection Program ("PPP") loans as of June 30, 2022 and September 30, 2021, respectively.

The Company elected to exclude accrued interest receivable ("AIR") from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of June 30, 2022, and September 30, 2021, AIR for loans

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

totaled $49,263,000 and $46,234,000, respectively, and is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.
Loans in the amount of $7,841,568,000 and $5,930,015,000 at June 30, 2022 and September 30, 2021, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") as part of our liquidity management strategy. The FHLB does not have the right to sell or re-pledge these loans.
The following table sets forth the amortized cost basis of non-accrual loans and loans 90 days or more past due and accruing.

	June 30, 2022			September 30, 2021
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL (2)	90 days or more past due and accruing (1)	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing
Commercial loans
Multi-family	$5,944	$—	$—	$475	$—	$—
Commercial real estate	5,024	—	—	8,038	—	—
Commercial & industrial	4,288	754	11,439	365	30	—
Construction	—	—	—	505	—	—
Land - acquisition & development	—	—	—	2,340	—	—
Total commercial loans	15,256	754	11,439	11,723	30	—
Consumer loans
Single-family residential	20,184	—	—	19,320	—	—
Construction - custom	900	—	—	—	—	—
Land - consumer lot loans	213	—	—	359	—	—
HELOC	91	—	—	287	—	—
Consumer	35	—	—	60	—	—
Total consumer loans	21,423	—	—	20,026	—	—
Total non-accrual loans	$36,679	$754	$11,439	$31,749	$30	$—
% of total loans	0.23%			0.23%
(1) $10 million of this amount is comprised of one government guaranteed SBA PPP loan for which the entire balance was forgiven by the SBA subsequent to the June 30, 2022 quarter end.
(2) Amounts in the 'Non-Accrual with no ACL' column are a subset of the amounts in the 'Non-accrual' column

The Company recognized interest income on non-accrual loans of approximately $2,544,000 in the nine months ended June 30, 2022. If these loans had been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $969,000 for the nine months ended June 30, 2022. Recognized interest income for the nine months ended June 30, 2022 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide details regarding loan delinquencies by loan portfolio and class.

June 30, 2022		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$2,478,932	$2,478,932	$—	$—	$—	$—	—%
Commercial real estate	2,876,995	2,876,644	—	—	351	351	0.01
Commercial & industrial (1)	2,344,046	2,327,625	369	359	15,693	16,421	0.70
Construction	1,407,211	1,407,211	—	—	—	—	—
Land - acquisition & development	222,974	222,974	—	—	—	—	—
Total commercial loans	9,330,158	9,313,386	369	359	16,044	16,772	0.18
Consumer Loans
Single-family residential	5,619,448	5,597,259	4,611	1,533	16,045	22,189	0.39
Construction - custom	368,839	367,939	—	—	900	900	0.24
Land - consumer lot loans	157,076	156,693	206	—	177	383	0.24
HELOC	187,469	187,267	103	16	83	202	0.11
Consumer	73,154	72,902	130	63	59	252	0.34
Total consumer loans	6,405,986	6,382,060	5,050	1,612	17,264	23,926	0.37
Total Loans	$15,736,144	$15,695,446	$5,419	$1,971	$33,308	$40,698	0.26%
Delinquency %		99.74%	0.03%	0.01%	0.21%	0.26%
(1) $10 million of the 90 days past due amount for this loan class is comprised of one government guaranteed SBA PPP loan for which the entire balance was forgiven by the SBA subsequent to the June 30, 2022 quarter end.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Most TDRs are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. Each request for modification is individually evaluated for merit and likelihood of success. The concession granted in a loan modification is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of June 30, 2022, 97.6% of the Company's $58,896,000 in TDRs were classified as performing. As of June 30, 2022, single-family residential loans comprised 82.7% of TDRs.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present by primary credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of June 30, 2022.

	Term Loans Amortized Cost Basis by Origination Year
	YTD 2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$584,451	$717,886	$463,720	$140,499	$162,319	$373,585	$26,562	$—	$2,469,022
Substandard	—	—	1,738	—	6,592	1,580	—	—	9,910
Total	$584,451	$717,886	$465,458	$140,499	$168,911	$375,165	$26,562	$—	$2,478,932

Commercial real estate
Pass	$605,412	$678,619	$432,194	$273,116	$243,378	$549,589	$2,942	$—	$2,785,250
Substandard	262	—	5,119	66,309	4,895	14,080	1,080	—	91,745
Total	$605,674	$678,619	$437,313	$339,425	$248,273	$563,669	$4,022	$—	$2,876,995

Commercial & industrial
Pass	$197,991	$476,441	$152,423	$43,441	$25,837	$233,135	$1,068,341	$217	$2,197,826
Special Mention	2,506	—	—	—	—	—	30,283	—	32,789
Substandard	2,045	12,935	19,866	5,603	4,388	1,983	66,611	—	113,431
Total	$202,542	$489,376	$172,289	$49,044	$30,225	$235,118	$1,165,235	$217	$2,344,046

Construction
Pass	$381,073	$623,971	$252,391	$70,014	$374	$16,316	$60,816	$—	$1,404,955
Substandard	—	2,256	—	—	—	—	—	—	2,256
Total	$381,073	$626,227	$252,391	$70,014	$374	$16,316	$60,816	$—	$1,407,211

Land - acquisition & development
Pass	$83,037	$73,788	$20,398	$4,126	$10,444	$28,581	$2,600	$—	$222,974
Total	$83,037	$73,788	$20,398	$4,126	$10,444	$28,581	$2,600	$—	$222,974

Total commercial loans
Pass	$1,851,964	$2,570,705	$1,321,126	$531,196	$442,352	$1,201,206	$1,161,261	$217	$9,080,027
Special Mention	2,506	—	—	—	—	—	30,283	—	32,789
Substandard	2,307	15,191	26,723	71,912	15,875	17,643	67,691	—	217,342
Total	$1,856,777	$2,585,896	$1,347,849	$603,108	$458,227	$1,218,849	$1,259,235	$217	$9,330,158

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Term Loans Amortized Cost Basis by Origination Year
	YTD 2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$1,008,103	$1,566,179	$780,090	$331,798	$286,311	$1,624,778	$—	$—	$5,597,259
30 days past due	2,601	—	—	78	—	1,932	—	—	4,611
60 days past due	—	—	696	59	—	778	—	—	1,533
90+ days past due	—	775	—	699	57	14,514	—	—	16,045
Total	$1,010,704	$1,566,954	$780,786	$332,634	$286,368	$1,642,002	$—	$—	$5,619,448

Construction - custom
Current	$125,662	$223,181	$17,212	$1,154	$730	$—	$—	$—	$367,939
90+ days past due	—	435	465	—	—	—	—	—	900
Total	$125,662	$223,616	$17,677	$1,154	$730	$—	$—	$—	$368,839

Land - consumer lot loans
Current	$49,972	$65,286	$18,076	$5,825	$3,464	$14,070	$—	$—	$156,693
30 days past due	—	—	206	—	—	—	—	—	206
90+ days past due	—	—	—	—	—	177	—	—	177
Total	$49,972	$65,286	$18,282	$5,825	$3,464	$14,247	$—	$—	$157,076

HELOC
Current	$—	$—	$—	$—	$—	$4,794	$182,091	$382	$187,267
30 days past due	—	—	—	—	—	—	103	—	103
60 days past due	—	—	—	—	—	—	7	9	16
90+ days past due	—	—	—	—	—	—	83	—	83
Total	$—	$—	$—	$—	$—	$4,794	$182,284	$391	$187,469

Consumer
Current	$647	$10,251	$8,049	$299	$25,482	$7,128	$21,046	$—	$72,902
30 days past due	—	—	—	5	—	123	2	—	130
60 days past due	—	—	—	—	—	63	—	—	63
90+ days past due	1	—	—	33	—	25	—	—	59
Total	$648	$10,251	$8,049	$337	$25,482	$7,339	$21,048	$—	$73,154

Total consumer loans
Current	$1,184,384	$1,864,897	$823,427	$339,076	$315,987	$1,650,770	$203,137	$382	$6,382,060
30 days past due	2,601	—	206	83	—	2,055	105	—	5,050
60 days past due	—	—	696	59	—	841	7	9	1,612
90+ days past due	1	1,210	465	732	57	14,716	83	—	17,264
Total	$1,186,986	$1,866,107	$824,794	$339,950	$316,044	$1,668,382	$203,332	$391	$6,405,986

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A "Summary of Significant Accounting Policies."

The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Three Months Ended June 30, 2022	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers (1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$14,463	$—	$—	$(1,889)	$12,574
Commercial real estate	24,682	—	23	595	25,300
Commercial & industrial	53,903	(27)	8	1,040	54,924
Construction	22,707	—	—	3,127	25,834
Land - acquisition & development	13,685	(1)	11	(1,468)	12,227
Total commercial loans	129,440	(28)	42	1,405	130,859
Consumer loans
Single-family residential	28,992	—	252	(3,027)	26,217
Construction - custom	3,129	—	—	225	3,354
Land - consumer lot loans	5,105	—	2	113	5,220
HELOC	2,475	—	249	(92)	2,632
Consumer	2,243	(253)	331	376	2,697
Total consumer loans	41,944	(253)	834	(2,405)	40,120
Total loans	$171,384	$(281)	$876	$(1,000)	$170,979
(1) Provision & transfer amounts within the table do not include the provision for unfunded commitments of $2.5 million.

Three Months Ended June 30, 2021	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers (1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$17,776	$—	$—	$(108)	$17,668
Commercial real estate	26,822	—	485	(3,422)	23,885
Commercial & industrial	47,794	(11)	13	(2,258)	45,538
Construction	22,549	—	—	2,274	24,823
Land - acquisition & development	10,503	—	9	1,093	11,605
Total commercial loans	125,444	(11)	507	(2,421)	123,519
Consumer loans
Single-family residential	35,108	—	324	(1,242)	34,190
Construction - custom	3,248	—	—	274	3,522
Land - consumer lot loans	3,292	—	7	412	3,711
HELOC	2,226	—	51	(64)	2,213
Consumer	3,335	(36)	289	41	3,629
Total consumer loans	47,209	(36)	671	(579)	47,265
Total loans	$172,653	$(47)	$1,178	$(3,000)	$170,784
(1) Provision & transfer amounts within the table do not include the provision for unfunded commitments of $1.0 million.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nine Months Ended June 30, 2022	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers (1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$16,949	$—	$—	$(4,375)	$12,574
Commercial real estate	23,437	(529)	820	1,572	25,300
Commercial & industrial	45,957	(943)	72	9,838	54,924
Construction	25,585	—	2,179	(1,930)	25,834
Land - acquisition & development	13,447	(3)	51	(1,268)	12,227
Total commercial loans	125,375	(1,475)	3,122	3,837	130,859
Consumer loans
Single-family residential	30,978	—	804	(5,565)	26,217
Construction - custom	4,907	—	—	(1,553)	3,354
Land - consumer lot loans	4,939	(27)	47	261	5,220
HELOC	2,390	—	350	(108)	2,632
Consumer	2,711	(368)	726	(372)	2,697
Total consumer loans	45,925	(395)	1,927	(7,337)	40,120
Total loans	$171,300	$(1,870)	$5,049	$(3,500)	$170,979
(1) Provision & transfer amounts within the table do not include the provision for unfunded commitments of $5.0 million.

Nine Months Ended June 30, 2021	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers (1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$13,853	$—	$—	$3,815	$17,668
Commercial real estate	22,516	—	2,731	(1,362)	23,885
Commercial & industrial	38,665	(31)	74	6,830	45,538
Construction	24,156	—	—	667	24,823
Land - acquisition & development	10,733	—	454	418	11,605
Total commercial loans	109,923	(31)	3,259	10,368	123,519
Consumer loans
Single-family residential	45,186	(106)	1,600	(12,490)	34,190
Construction - custom	3,555	—	—	(33)	3,522
Land - consumer lot loans	2,729	—	21	961	3,711
HELOC	2,571	—	51	(409)	2,213
Consumer	2,991	(270)	805	103	3,629
Total consumer loans	57,032	(376)	2,477	(11,868)	47,265
Total loans	$166,955	$(407)	$5,736	$(1,500)	$170,784
(1) Provision & transfer amounts within the table do not include the provision for unfunded commitments of $2.5 million.

The Company recorded a $1,500,000 provision for credit losses for the three months ended June 30, 2022, compared to a $2,000,000 release of allowance for credit losses for the three months ended June 30, 2021. The provision in the three months ended June 30, 2022 was primarily due to growth in loans receivable and unfunded commitments partially offset by improvements in the credit quality of certain loan portfolios related to strong real estate markets and collateral conditions. The release for the three months ended June 30, 2021 was primarily due to improvements in the credit quality of certain loan portfolios related to strong real estate markets and collateral conditions partially offset by growth in loans receivable. The

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Company recorded a $1,500,000 provision for credit losses for the nine months ended June 30, 2022, compared with a $1,000,000 provision for credit losses for the nine months ended June 30, 2021. Recoveries, net of charge-offs, totaled $595,000 for the three months ended June 30, 2022, compared to net recoveries of $1,131,000 during the three months ended June 30, 2021. Recoveries, net of charge-offs, totaled $3,179,000 for the nine months ended June 30, 2022, compared to net recoveries of $5,329,000 during the nine months ended June 30, 2021. No allowance was recorded as of June 30, 2022 or as of September 30, 2021 for the $54,185,000 and $305,162,000 of PPP loans in the portfolio on each date, respectively, which are included in the commercial & industrial loan category, due to the government guarantee.

Non-performing assets were $50,430,000, or 0.25% of total assets, at June 30, 2022, compared to $43,625,000, or 0.22% of total assets, at September 30, 2021. Non-accrual loans were $36,679,000 at June 30, 2022, compared to $31,749,000 at September 30, 2021. Delinquencies, as a percent of total loans, were 0.26% at June 30, 2022, compared to 0.19% at September 30, 2021.

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

The following tables provide the amortized cost of loans receivable based on risk rating categories as previously defined.

June 30, 2022	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$2,469,022	$—	$9,910	$—	$—	$2,478,932
Commercial real estate	2,785,250	—	91,745	—	—	2,876,995
Commercial & industrial	2,197,826	32,789	113,431	—	—	2,344,046
Construction	1,404,955	—	2,256	—	—	1,407,211
Land - acquisition & development	222,974	—	—	—	—	222,974
Total commercial loans	9,080,027	32,789	217,342	—	—	9,330,158
Consumer loans
Single-family residential	5,595,898	—	23,550	—	—	5,619,448
Construction - custom	367,939	—	900	—	—	368,839
Land - consumer lot loans	156,864	—	212	—	—	157,076
HELOC	187,378	—	91	—	—	187,469
Consumer	73,142	—	12	—	—	73,154
Total consumer loans	6,381,221	—	24,765	—	—	6,405,986
Total	$15,461,248	$32,789	$242,107	$—	$—	$15,736,144

Total grade as a % of total loans	98.25%	0.21%	1.54%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2021	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$2,252,395	$4,874	$16,420	$—	$—	$2,273,689
Commercial real estate	2,174,386	57,625	197,321	—	—	2,429,332
Commercial & industrial	2,108,152	48,124	147,651	—	—	2,303,927
Construction	1,115,791	931	505	—	—	1,117,227
Land - acquisition & development	190,076	—	2,340	—	—	192,416
Total commercial loans	7,840,800	111,554	364,237	—	—	8,316,591
Consumer loans
Single-family residential	4,915,106	—	21,958	—	—	4,937,064
Construction - custom	347,752	—	—	—	—	347,752
Land - consumer lot loans	148,010	—	524	—	—	148,534
HELOC	166,652	—	288	—	—	166,940
Consumer	87,962	—	27	—	—	87,989
Total consumer loans	5,665,482	—	22,797	—	—	5,688,279
Total loans	$13,506,282	$111,554	$387,034	$—	$—	$14,004,870

Total grade as a % of total loans	96.44%	0.80%	2.76%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on amortized cost of loans receivable based on borrower payment activity.

June 30, 2022	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$2,472,988	99.8%	$5,944	0.2%
Commercial real estate	2,871,971	99.8	5,024	0.2
Commercial & industrial	2,339,758	99.8	4,288	0.2
Construction	1,407,211	100.0	—	0.0
Land - acquisition & development	222,974	100.0	—	—
Total commercial loans	9,314,902	99.8	15,256	0.2
Consumer loans
Single-family residential	5,599,264	99.6	20,184	0.4
Construction - custom	367,939	99.8	900	0.2
Land - consumer lot loans	156,863	99.9	213	0.1
HELOC	187,378	100.0	91	—
Consumer	73,119	100.0	35	0.0
Total consumer loans	6,384,563	99.7	21,423	0.3
Total loans	$15,699,465	99.8%	$36,679	0.2%

September 30, 2021	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$2,273,214	100.0%	$475	—%
Commercial real estate	2,421,294	99.7	8,038	0.3
Commercial & industrial	2,303,562	100.0	365	—
Construction	1,116,722	100.0	505	—
Land - acquisition & development	190,076	98.8	2,340	1.2
Total commercial loans	8,304,868	99.9	11,723	0.1
Consumer loans
Single-family residential	4,917,744	99.6	19,320	0.4
Construction - custom	347,752	100.0	—	—
Land - consumer lot loans	148,175	99.8	359	0.2
HELOC	166,653	99.8	287	0.2
Consumer	87,929	99.9	60	0.1
Total consumer loans	5,668,253	99.6	20,026	0.4
Total loans	$13,973,121	99.8%	$31,749	0.2%

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

	June 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$45,462	$—	$45,462
Asset-backed securities	—	838,033	—	838,033
Municipal bonds	—	37,231	—	37,231
Corporate debt securities	—	321,924	—	321,924
Mortgage-backed securities
Agency pass-through certificates	—	908,082	—	908,082
Total available-for-sale securities	—	2,150,732	—	2,150,732
Client swap program hedges	—	43,219	—	43,219
Commercial loan fair value hedges	—	1,153	—	1,153
Mortgage loan fair value hedges	—	26,415	—	26,415
Borrowings cash flow hedges	—	136,436	—	136,436
Total financial assets	$—	$2,357,955	$—	$2,357,955

Financial Liabilities
Client swap program hedges	$—	$43,219	$—	$43,219
Total financial liabilities	$—	$43,219	$—	$43,219

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$61,779	$—	$61,779
Asset-backed securities	—	1,078,681		1,078,681
Municipal bonds	—	39,984	—	39,984
Corporate debt securities	—	350,988	—	350,988
Mortgage-backed securities
Agency pass-through certificates	—	606,827	—	606,827
Total available-for-sale securities	—	2,138,259	—	2,138,259
Client swap program hedges	—	10,983	—	10,983
Borrowings cash flow hedges	—	42,442	—	42,442
Total financial assets	$—	$2,191,684	$—	$2,191,684

Financial Liabilities
Client swap program hedges	$—	$10,983	$—	$10,983
Commercial loan fair value hedges	—	2,177	—	2,177
Mortgage loan fair value hedges		1,641		1,641
Total financial liabilities	$—	$14,801	$—	$14,801

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

When management determines that the fair value of the collateral or the REO requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the collateral dependent loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2022 included loans for which an allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at June 30, 2022 and June 30, 2021, and the total gains (losses) resulting from those fair value adjustments during the respective periods. The estimated fair value measurements are shown gross of estimated selling costs.

	June 30, 2022				Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$4,182	$4,182	$(40)	$(1,025)
Real estate owned (2)	—	—	1,848	1,848	196	(276)
Balance at end of period	$—	$—	$6,030	$6,030	$156	$(1,301)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.

	June 30, 2021				Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$—	$—	$(19)	$(88)
Real estate owned (2)	—	—	1,542	1,542	(460)	(359)
Balance at end of period	$—	$—	$1,542	$1,542	$(479)	$(447)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.
At June 30, 2022, there was $234,000 in foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $2,313,000.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		June 30, 2022		September 30, 2021
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$607,421	$607,421	$2,090,809	$2,090,809
Available-for-sale securities
U.S. government and agency securities	2	45,462	45,462	61,779	61,779
Asset-backed securities	2	838,033	838,033	1,078,681	1,078,681
Municipal bonds	2	37,231	37,231	39,984	39,984
Corporate debt securities	2	321,924	321,924	350,988	350,988
Mortgage-backed securities
Agency pass-through certificates	2	908,082	908,082	606,827	606,827
Total available-for-sale securities		2,150,732	2,150,732	2,138,259	2,138,259
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	477,884	447,829	366,025	379,547
Total held-to-maturity securities		477,884	447,829	366,025	379,547

Loans receivable	3	15,565,165	15,395,375	13,833,570	14,279,725
FHLB and FRB stock	2	78,073	78,073	102,863	102,863
Other assets - client swap program hedges	2	43,219	43,219	10,983	10,983
Other assets - commercial fair value loan hedges	2	1,153	1,153	—	—
Other assets - mortgage loan fair value hedges	2	26,415	26,415	—	—
Other assets - borrowings cash flow hedges	2	136,436	136,436	42,442	42,442

Financial liabilities
Time deposits	2	3,297,369	3,212,617	3,434,087	3,382,206
FHLB advances	2	1,700,000	1,558,021	1,720,000	1,692,412
Other liabilities - client swap program hedges	2	43,219	43,219	10,983	10,983
Other liabilities - commercial loan fair value hedges	2	—	—	2,177	2,177
Other liabilities - mortgage loan fair value hedges	2	—	—	1,641	1,641

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
The following tables provide details about the amortized cost and fair value of available-for-sale and held-to-maturity securities.

	June 30, 2022
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	$46,584	$—	$(1,122)	$45,462	1.87%
Asset-backed securities
1 to 5 years	23,396	—	(1,066)	22,330	2.00
5 to 10 years	94,022	61	(376)	93,707	2.01
Over 10 years	731,942	780	(10,726)	721,996	2.35
Corporate debt securities due
Within 1 year	75,000	83	—	75,083	2.44
1 to 5 years	151,290	77	(1,667)	149,700	2.68
5 to 10 years	114,712	—	(17,571)	97,141	3.87
Municipal bonds due
Within 1 year	1,515	—	—	1,515	—
5 to 10 years	5,758	—	(246)	5,512	0.16
Over 10 years	29,880	756	(432)	30,204	5.85
Mortgage-backed securities
Agency pass-through certificates	942,552	855	(35,325)	908,082	2.60
	2,216,651	2,612	(68,531)	2,150,732	2.49
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	477,884	115	(30,170)	447,829	2.89
	477,884	115	(30,170)	447,829	2.89
	$2,694,535	$2,727	$(98,701)	$2,598,561	2.63%

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

For available-for-sale investment securities, there were purchases of $516,163,000 during the nine months ended June 30, 2022 and purchases of $528,937,000 during the nine months ended June 30, 2021. There were $4,510,000 of sales of available-for-sale investment securities during the nine months ended June 30, 2022 and no sales during the prior year same period. For held-to-maturity investment securities, there were purchases of $195,358,000 during the nine months ended June 30, 2022 and no purchases during the nine months ended June 30, 2021. There were no sales of held-to-maturity investment securities during the nine months ended June 30, 2022 or June 30, 2021. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.

The Company elected to exclude AIR from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS securities, AIR totaled $5,579,000 and $3,458,000 as of June 30, 2022 and September 30, 2021, respectively. For HTM debt securities, AIR totaled $1,143,000 and $944,000 as of June 30, 2022 and September 30, 2021, respectively. AIR for securities is included in the "Interest receivable" line item balance on the Company’s consolidated statements of financial condition.
The following tables show the gross unrealized losses and fair value of securities as of June 30, 2022 and September 30, 2021, by length of time that individual securities in each category have been in a continuous loss position. There were 149 and 31 securities with an unrealized loss as of June 30, 2022 and September 30, 2021, respectively. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to have any credit impairment.

June 30, 2022	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(19,238)	$226,780	$—	$—	$(19,238)	$226,780
Municipal bonds	(679)	14,960	—	—	(679)	14,960
U.S. government and agency securities	(1,122)	45,462	—	—	(1,122)	45,462
Asset-backed securities	(10,232)	651,065	(1,935)	77,426	(12,167)	728,491
Mortgage-backed securities	(29,207)	781,357	(6,118)	57,878	(35,325)	839,235
	(60,478)	1,719,624	(8,053)	135,304	(68,531)	1,854,928
Held-to-maturity securities
Mortgage-backed securities	(30,170)	445,576	—	—	(30,170)	445,576
	$(90,648)	$2,165,200	$(8,053)	$135,304	$(98,701)	$2,300,504

September 30, 2021	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Asset-backed securities	$(15)	$4,639	$(614)	$70,058	$(629)	$74,697
Mortgage-backed securities	(1,569)	47,758	(442)	32,266	(2,011)	80,024
	(1,584)	52,397	(1,056)	102,324	(2,640)	154,721
Held-to-maturity securities
Mortgage-backed securities	—	—	—	—	—	—
	$(1,584)	$52,397	$(1,056)	$102,324	$(2,640)	$154,721

Substantially all of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2022 or September 30, 2021.

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment as of June 30, 2022 or September 30, 2021. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Corporate debt securities and municipal bonds are considered to have an issuer of high credit quality (rated AA or higher) and the decline in fair value is due to changes in interest rates and other market conditions. The issuer continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at June 30, 2022 and September 30, 2021.

June 30, 2022	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$565,380	$43,219	Other liabilities	$565,380	$43,219
Commercial loan fair value hedges	Other assets	42,209	1,153	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	470,000	26,415	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	1,000,000	136,436	Other liabilities	—	—
		$2,077,589	$207,223		$565,380	$43,219

September 30, 2021	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$644,355	$10,983	Other liabilities	$644,355	$10,983
Commercial loan fair value hedges	Other assets	—	—	Other liabilities	44,678	2,177
Mortgage loan fair value hedges	Other assets	—	—	Other liabilities	470,000	1,641
Borrowings cash flow hedges	Other assets	1,000,000	42,442	Other liabilities	—	—
		$1,644,355	$53,425		$1,159,033	$14,801

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

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following tables present the impact of fair value hedge accounting on the carrying value of the hedged items at June 30, 2022 and September 30, 2021.

(In thousands)	June 30, 2022
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$1,210,272	$(27,410)
	$1,210,272	$(27,410)

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At June 30, 2022, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $1.2 billion, the cumulative basis adjustment associated with the hedging relationships was $(26.2) million, and the amount of the designated hedged items was $470 million. During the year ended September 30, 2021, hedge accounting was discontinued on $30 million (30%) of a $100

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

million last of layer hedge. At June 30, 2022, there is $1.0 million of remaining unamortized basis adjustment associated with the terminated portion of the hedge and it will be recognized over the remaining life of the associated pool of loans.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At June 30, 2022, the amortized cost basis of the hedged commercial loans was $41 million and the cumulative basis adjustment associated with the hedging relationships was $(1.2) million.

(In thousands)	September 30, 2021
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$1,515,487	$4,215
	$1,515,487	$4,215

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At September 30, 2021, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $1.5 billion, the cumulative basis adjustment associated with the hedging relationships was $1.9 million, and the amount of the designated hedged items was $470 million. During the year ended September 30, 2021, hedge accounting was discontinued on $30 million (30%) of a $100 million last of layer hedge.

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

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. During the nine months ended June 30, 2021, $400,000,000 of cash flow hedges with an average effective rate of 2.15% were terminated and the associated FHLB borrowings were repaid at their 90-day call date. Additionally, a $200,000,000 partial termination of a cash flow hedge with an average effective rate of 0.79% was executed with the associated FHLB borrowing being repaid and a $14,110,000 gain recorded on the swap. Lastly, a $150,000,000 FHLB borrowing (unhedged) with a rate of 2.91% was repaid prior to maturity. As of June 30, 2022, the maturities for hedges of adjustable rate borrowings ranged from two years to eight years, with the weighted average being 6.8 years.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present the gain (loss) recognized in AOCI on derivative instruments related to cash flow hedges on borrowings for the periods presented, as well as the effect of reclassification adjustments.

(In thousands)	Three Months Ended June 30,
Amounts recognized in AOCI	2022	2021
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$31,225	$(23,485)
Reclassification adjustment of net (gain)/loss included in net income	—	—
Total pre-tax gain/(loss) recognized in AOCI	$31,225	$(23,485)

(In thousands)	Nine Months Ended June 30,
Amounts recognized in AOCI	2022	2021
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$93,994	$67,198
Reclassification adjustment of net (gain)/loss included in net income	—	(14,110)
Total pre-tax gain/(loss) recognized in AOCI	$93,994	$53,088

The following tables present the gain (loss) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the periods presented.

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$149,113	$(6,118)	$134,193	$(9,937)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$(394)		$(1,582)
Recognized on derivatives	8,325		(6,262)
Recognized on hedged items	(8,564)		6,292
Net income/(expense) recognized on fair value hedges	$(633)		$(1,552)

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$21		$2,182
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		—
Net income/(expense) recognized on cash flow hedges		$21		$2,182

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended June 30, 2022		Nine Months Ended June 30, 2021
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$426,882	$(21,486)	$400,621	$(35,126)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$(2,964)		$(4,686)
Recognized on derivatives	31,386		15,816
Recognized on hedged items	(31,625)		(15,541)
Net income/(expense) recognized on fair value hedges	$(3,203)		$(4,411)

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$3,757		$8,846
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		14,110
Net income/(expense) recognized on cash flow hedges		$3,757		$22,956

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the nine months ended June 30, 2022 and 2021 as the changes in fair value of the receive fixed swap and pay fixed swap offset each other.

The following tables present the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Three Months Ended June 30,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2022	2021
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$15,865	$10,814
Receive fixed/pay floating swap	Other noninterest income	(15,865)	(10,814)
		$—	$—

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Nine Months Ended June 30,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2022	2021
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$54,202	$64,119
Receive fixed/pay floating swap	Other noninterest income	(54,202)	(64,119)
		$—	$—

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H – Revenue from Contracts with Customers

Since net interest income on financial assets and liabilities is outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), a significant majority of our revenues are not subject to that guidance.

Revenue streams that are within the scope of ASC 606 are presented within non-interest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the new guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. In scope revenue streams represented approximately 5.9% of our total revenues for the nine months ended June 30, 2022, compared to 5.9% for the nine months ended June 30, 2021. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of non-interest income within the scope of the guidance include the following:

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
Financial Instruments with Off-Balance Sheet Risk - The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $4,973,336,000 and $3,804,444,000 at June 30, 2022 and September 30, 2021, respectively. The reserve was $32,500,000 as of June 30, 2022, which is an increase from $27,500,000 at September 30, 2021. See Note A "Summary of Significant Accounting Policies" for details regarding the reserve methodology.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Washington Federal, Inc. (the "Company" or "Washington Federal") makes statements in this Quarterly Report on Form 10-Q that constitute forward-looking statements. Many forward-looking statements can be identified using words such as “expects,” “anticipates,” “believes,” “estimates,” “intends,” “forecasts,” “projects,” "potentially," and other similar expressions or future or conditional verbs such as "may," “will,” “should,” “would” and “could” are intended to help identify such forward-looking statements. These statements are not historical or current facts, but instead represent current expectations, plans or forecasts of the Company and are based on the beliefs and assumptions of the management of the Company and the information available to management at the time that these disclosures were prepared. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company's control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Company's forward-looking statements.
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the Risk Factors discussed in Item 1A of this report, and in any of the Company's other subsequent Securities and Exchange Commission ("SEC") filings, which could cause the Company's future results to differ materially from the plans, objectives, goals, estimates, intentions and expectations expressed in forward-looking statements:
•a deterioration in economic conditions or slowdowns in economic growth, including declines in home sale volumes and financial stress on borrowers (consumers and businesses) as a result of higher interest rates or an uncertain economic environment;
•high unemployment rates, inflationary pressures and the impact of inflation on the Company's business and financial results;
•the effects of natural or man-made disasters, calamities, or conflicts, including terrorist events and pandemics (such as the COVID-19 pandemic), and the resulting governmental and societal responses, including on our asset credit quality and business operations, as well as its impact on general economic and financial market conditions;
•risks associated with cybersecurity incidents and threat actors, including increased risks due to COVID-19 and the remote work environment;
•risks related to the impacts of climate change;
•the effects of a severe economic downturn, including high unemployment rates and declines in housing prices and property values, in our primary market areas;
•the effects of and changes in monetary and fiscal policies of the Board of Governors of the Federal Reserve System and the U.S. Government, including responses to the COVID-19 pandemic;
•fluctuations in interest rate risk and changes in market interest rates, including risk related to LIBOR reform, risk of negative rates or an inverted yield curve and the effect on our net interest income and net interest margin;
•the Company's ability to make accurate assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and the value of the assets securing these loans;
•legislative and regulatory limitations, including those arising under the Dodd-Frank Act, the Washington Commercial Bank Act and potential limitations in the manner in which the Company conducts its business and undertakes new investments and activities;
•the ability of the Company to obtain external financing to fund its operations or obtain this financing on favorable terms;
•unanticipated effects and expenses related to the completed charter conversion of the Bank from a federal to a state charter; and
•global economic trends, including developments related to Ukraine and Russia, and related negative financial impacts on our borrowers, the financial markets and the global economy;
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
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

On January 3, 2022, the Bank announced that it had applied to the Washington State Department of Financial Institutions (the "WDFI") to convert from a national association to a non-Federal Reserve member Washington state-chartered bank. As described in the Current Report on Form 8-K filed with the SEC on February 4, 2022, the Bank completed the conversion of its charter from a national bank charter, supervised by the Office of the Comptroller of the Currency, to a Washington state chartered commercial bank effective February 4, 2022. The Bank cancelled its holdings of stock in the Federal Reserve Bank of San Francisco as part of the conversion and its legal name changed from “Washington Federal Bank, National Association” to “Washington Federal Bank.” As a result of the conversion, the WDFI is the Bank's primary state regulator and the Federal Deposit Insurance Corporation (the "FDIC") is the Bank's primary federal regulator. The Federal Reserve will continue to regulate the Bank's holding company, Washington Federal, Inc.

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

INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of transaction and savings accounts is 79% of total deposits as of June 30, 2022 while the composition of the investment securities portfolio is 41% variable and 59% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $477,884,000 of mortgage-backed securities that it has designated as held-to-maturity and are carried at amortized cost. As of June 30, 2022, the net unrealized loss on these securities was $30,055,000. The Company has $2,150,732,000 of available-for-sale securities that are carried at fair value. As of June 30, 2022, the net unrealized loss on these securities was $65,919,000. The Company has executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized gain on these interest rate swaps as of June 30, 2022 was $136,436,000. All of the above are pre-tax net unrealized gains or losses.

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

As of June 30, 2022, in the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would increase by 3.9% in the next year. This compares to an estimated increase of 9.7% as of the September 30, 2021 analysis. The change is primarily due to a shift in the yield curve as well as shifts in the mix of fixed versus adjustable rate assets and liabilities and lower cash balances that immediately reprice to reflect the 200 basis point increase in interest rates. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long-term rates over two years would result in a net interest income increase of 0.9% in the first year and increase of 2.9% in the second year assuming a constant balance sheet and no management intervention.

NPV Sensitivity - NPV is an estimate of the market value of shareholders' equity. NPV is calculated as the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of NPV to changes in interest rates provides a view of interest rate risk as it incorporates all future expected cash flows. As of June 30, 2022, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decrease by $592,366,000 or 21.1% and the NPV to total assets ratio to decline to 12.1% from a base of 14.3%. As of September 30, 2021, the NPV in the event of a 200 basis point increase in rates was estimated to decrease by $207,000,000 or 6.8% and the NPV to total assets ratio to decline to 15.2% from a base of 15.5%. The change in NPV sensitivity is due primarily to changes in interest rates and the related impact on asset prices and sensitivity to expected prepayment speeds on fixed rate loans and mortgage-backed securities, as well as changes in the mix of fixed versus adjustable rate assets and liabilities as of June 30, 2022.
Interest Rates - The Company measures the difference between the rate on total interest-earning assets and the rate on interest-bearing liabilities at the end of each period. This period-end interest rate spread was 3.07% at June 30, 2022 and 2.45% at September 30, 2021. As of June 30, 2022, the weighted average period-end rate on interest-earning assets increased by 70 basis points to 3.50% compared to 2.80% at September 30, 2021, while the weighted average period-end rate on interest-bearing liabilities increased by 8 basis point to 0.43% from 0.35%. The period-end interest rate spread increased to 3.07% at June 30, 2022 from 2.31% at June 30, 2021.

Net Interest Margin - Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin was 3.22% for the quarter ended June 30, 2022 compared to 2.82% for the quarter ended June 30, 2021. The yield on interest-earning assets increased 30 basis points to 3.55% and the cost of interest-bearing liabilities decreased 12 basis points to 0.42% over that same period. The higher yield on interest-earning assets was primarily due to the impact of rising rates on adjustable rate assets and cash. Amortization of net loan origination fees on PPP loans declined to $936,000 during the quarter ended June 30, 2022 compared to $6,122,000 in the prior year quarter. The lower rate in interest-bearing liabilities was primarily due to replacing high-yielding, long-term FHLB borrowings with new borrowings at lower rates.
The following table sets forth the information explaining the changes in the net interest margin for the period indicated compared to the same period one year ago.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$15,350,905	$149,113	3.90%	$13,330,611	$134,193	4.04%
Mortgage-backed securities	1,416,212	8,618	2.44	1,179,767	5,488	1.87
Cash & Investments	2,056,387	8,281	1.62	3,593,905	6,113	0.68
FHLB & FRB stock	78,305	1,136	5.82	113,770	1,654	5.83
Total interest-earning assets	18,901,809	167,148	3.55%	18,218,053	147,448	3.25%
Other assets	1,383,146			1,278,879
Total assets	$20,284,955			$19,496,932

Liabilities and Equity
Interest-bearing customer accounts	$12,852,849	$9,284	0.29%	$12,080,339	$8,906	0.30%
FHLB advances	1,705,824	6,118	1.44	1,993,956	9,937	2.00
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	14,558,673	15,402	0.42%	14,074,295	18,843	0.54%
Noninterest-bearing customer accounts	3,278,346			2,890,917
Other liabilities	238,842			220,805
Total liabilities	18,075,861			17,186,017
Shareholders' equity	2,209,094			2,310,915
Total liabilities and equity	$20,284,955			$19,496,932
Net interest income/interest rate spread		$151,746	3.12%		$128,605	2.71%
Net interest margin (NIM)			3.22%			2.82%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

	Nine Months Ended June 30, 2022			Nine Months Ended June 30, 2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$14,837,421	$426,882	3.85%	$12,999,227	$400,621	4.12%
Mortgage-backed securities	1,064,725	18,069	2.27	1,374,710	19,414	1.89
Cash & Investments	2,783,617	19,821	0.95	3,431,104	17,097	0.67
FHLB & FRB stock	90,107	3,654	5.42	128,371	4,892	5.10
Total interest-earning assets	18,775,870	468,426	3.34%	17,933,412	442,024	3.30%
Other assets	1,313,366			1,279,851
Total assets	$20,089,236			$19,213,263

Liabilities and Equity
Interest-bearing customer accounts	$12,754,118	$25,970	0.27%	$11,838,145	$33,745	0.38%
FHLB advances	1,715,275	21,486	1.67	2,359,341	35,126	1.99
Other borrowings	—	—	—	15	—	0.69
Total interest-bearing liabilities	14,469,393	47,456	0.44%	14,197,501	68,871	0.65%
Noninterest-bearing customer accounts	3,221,504			2,575,191
Other liabilities	225,736			248,384
Total liabilities	17,916,633			17,021,076
Shareholders' equity	2,172,603			2,192,187
Total liabilities and equity	$20,089,236			$19,213,263
Net interest income/interest rate spread		$420,970	2.90%		$373,153	2.65%
Net interest margin (NIM)			3.00%			2.77%

As of June 30, 2022, total assets had increased by $508,257,000 to $20,158,831,000 from $19,650,574,000 at September 30, 2021. During the nine months ended June 30, 2022, loans receivable increased $1,731,595,000 while cash and cash equivalents decreased by $1,483,388,000 and investment securities increased by $124,332,000. Growth in loans receivable was partially funded by continued growth in customer deposits as well as the decline in cash.
Cash and cash equivalents of $607,421,000 and shareholders’ equity of $2,220,111,000 as of June 30, 2022 provide management with flexibility in managing interest rate risk going forward.

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
Strong growth in customer deposit accounts has been a substantial source for funding increases in the loan portfolio. Customer accounts increased $423,508,000, or 2.7%, to $15,965,620,000 at June 30, 2022 compared with $15,542,112,000 at September 30, 2021. Total FHLB borrowings totaled $1,700,000,000 as of June 30, 2022, a decrease from $1,720,000,000 at September 30, 2021.
The Company's cash and cash equivalents totaled $607,421,000 at June 30, 2022, a decrease from $2,090,809,000 at September 30, 2021. These amounts include the Bank's operating cash.
The Company’s shareholders' equity at June 30, 2022 was $2,220,111,000, or 11.01% of total assets. This is an increase of $94,047,000 from September 30, 2021 when shareholders' equity was $2,126,064,000, or 10.82% of total assets. The Company’s shareholders' equity was impacted in the nine months ended June 30, 2022 by net income of $162,935,000, the payment of $46,015,000 in common stock dividends, payment of $10,968,000 in preferred stock dividends, treasury stock purchases of $3,212,000, as well as other comprehensive loss of $15,558,000. The ratio of tangible capital to tangible assets at June 30, 2022 was 9.63%. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

June 30, 2022
Common Equity Tier I risk-based capital ratio:
The Company	$1,556,947	9.81%	4.50%	NA
The Bank	1,760,344	11.08%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,856,947	11.70%	6.00%	NA
The Bank	1,760,344	11.08%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,055,468	12.95%	8.00%	NA
The Bank	1,958,937	12.33%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,856,947	9.35%	4.00%	NA
The Bank	1,760,344	8.86%	4.00%	5.00%

September 30, 2021
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,446,613	9.50%	4.50%	NA
The Bank	1,717,014	11.28%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,746,613	11.47%	6.00%	NA
The Bank	1,717,014	11.28%	6.00%	8.00%
Total risk-based capital ratio:
The Company	1,937,036	12.72%	8.00%	NA
The Bank	1,907,408	12.53%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,746,613	9.07%	4.00%	NA
The Bank	1,717,014	8.92%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents - Cash and cash equivalents were $607,421,000 at June 30, 2022, a decrease of $1,483,388,000, or 70.9%, since September 30, 2021. The change is primarily due to funding of new loan originations, partially offset by growth in customer transaction deposit accounts.

Available-for-sale and held-to-maturity investment securities - Available-for-sale securities increased $12,473,000, or 0.6%, during the nine months ended June 30, 2022, mostly due to purchases of $516,163,000, partially offset by principal repayments and maturities of $384,111,000 and an unrealized loss of $87,859,000. During the same period, the balance of held-to-maturity securities increased by $111,859,000 due primarily to purchases of $195,358,000, partially offset by principal pay-downs and maturities of $81,497,000. As of June 30, 2022, the Company had a net unrealized loss on available-for-sale securities of $65,919,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
The majority of the Company’s held-to-maturity and available-for-sale debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The Company did not record an allowance for credit losses for held-to-maturity securities as of June 30, 2022 or September 30, 2021 as the investment portfolio consists primarily of U.S. government agency mortgage-backed securities that management deems to have immaterial risk of loss. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios as well as the economic conditions at future reporting periods. The Company does not believe that any of its available-for-sale debt securities had credit loss impairment as of June 30, 2022 or September 30, 2021, therefore, no allowance was recorded.

Loans receivable - Loans receivable, net of related contra accounts, increased by $1,731,595,000 to $15,565,165,000 at June 30, 2022, compared to $13,833,570,000 at September 30, 2021. The increase was primarily the net result of originations of $7,104,309,000, purchases of single-family residential mortgages of $576,697,000, partially offset by loan principal repayments of $5,068,452,000 as well as a $850,737,000 increase in loans in process. Commercial loan originations accounted for 78% of total originations and consumer loan originations were 22% during the period. The mix of loan originations is consistent with management's strategy during low rate environments to produce more construction, multifamily, commercial real estate, and commercial and industrial loans that generally have adjustable interest rates or a shorter duration.
The following table shows the loan portfolio by category and the change.

	June 30, 2022		September 30, 2021		Change
	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$2,494,594	13.2%	$2,291,477	14.0%	$203,117	8.9%
Commercial real estate	2,899,057	15.3	2,443,845	15.0	455,212	18.6
Commercial & industrial (1)	2,351,030	12.4	2,314,654	14.2	36,376	1.6
Construction	3,896,740	20.6	2,888,214	17.7	1,008,526	34.9
Land - acquisition & development	245,233	1.3	222,457	1.4	22,776	10.2
Total commercial loans	11,886,654	62.9	10,160,647	62.3	1,726,007	17.0
Consumer loans
Single-family residential	5,652,897	29.9	4,951,627	30.4	701,270	14.2
Construction - custom	943,858	5.0	783,221	4.8	160,637	20.5
Land - consumer lot loans	158,485	0.8	149,956	0.9	8,529	5.7
HELOC	185,427	1.0	165,989	1.0	19,438	11.7
Consumer	73,044	0.4	87,892	0.5	(14,848)	(16.9)
Total consumer loans	7,013,711	37.1	6,138,685	37.7	875,026	14.3
Total gross loans	18,900,365	100%	16,299,332	100%	2,601,033	16.0
Less:
Allowance for credit losses on loans	170,979		171,300		(321)	(0.2)
Loans in process	3,083,573		2,232,836		850,737	38.1
Net deferred fees, costs and discounts	80,648		61,626		19,022	30.9
Total loan contra accounts	3,335,200		2,465,762		869,438	35.3
Net loans	$15,565,165		$13,833,570		$1,731,595	12.5%
(1) Includes $55 million of PPP loans as of June 30, 2022 and $312 million as of September 30, 2021.

Non-performing assets - Non-performing assets increased $6,805,000 during the nine months ended June 30, 2022 to $50,430,000 from $43,625,000 at September 30, 2021. The change is primarily due to a $4,930,000 increase in non-accrual loans. Non-performing assets as a percentage of total assets was 0.25% at June 30, 2022 compared to 0.22% at September 30, 2021.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
The following table sets forth information regarding troubled debt restructured loans and non-performing assets.

	June 30, 2022		September 30, 2021
	($ in thousands)
Troubled debt restructured loans:
Multi - family	$6,099	10.4%	$223	0.3%
Commercial real estate	2,194	3.7	2,275	3.5
Commercial & industrial	34	0.1	40	0.1
Single-family residential	48,730	82.7	60,011	92.0
Land - consumer lot loans	1,722	2.9	2,292	3.5
HELOC	84	0.1	246	0.4
Consumer	33	0.1	41	0.1
Total restructured loans (1)	$58,896	100%	$65,128	100%
Non-accrual loans:
Multi - family	$5,944	16.2%	$475	1.5%
Commercial real estate	5,024	13.7	8,038	25.3
Commercial & industrial	4,288	11.7	365	1.1
Construction	—	—	505	1.7
Land - acquisition & development	—	—	2,340	7.4
Single-family residential	20,184	55.0	19,320	60.9
Construction - custom	900	2.5	—	—
Land - consumer lot loans	213	0.6	359	1.1
HELOC	91	0.2	287	0.9
Consumer	35	0.1	60	0.2
Total non-accrual loans	36,679	100%	31,749	100%
Real estate owned	9,656		8,204
Other property owned	4,095		3,672
Total non-performing assets	$50,430		$43,625
Total non-performing assets and performing restructured loans as a percentage of total assets	0.54%		0.55%
Total Assets
(1) Restructured loans were as follows:
Performing	$57,492	97.6%	$63,655	97.7%
Non-performing (included in non-accrual loans above)	1,404	2.4	1,473	2.3
	$58,896	100%	$65,128	100%

For the nine months ended June 30, 2022, the Company recognized $2,544,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $969,000 for the same period had these loans performed according to their original contract terms. Recognized interest income for the nine months ended June 30, 2022 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. In addition to the non-accrual loans reflected in the above table, the Company had $209,166,000 of loans that were less than 90 days delinquent at June 30, 2022 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 1.57% at June 30, 2022.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Single-family residential loans comprised 82.7% of restructured loans as of June 30, 2022. The concession for these loans is typically a payment reduction through a rate reduction of 100 to 200 basis points for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period.

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

Allowance for credit losses - The following table shows the composition of the Company’s allowance for credit losses.

	June 30, 2022		September 30, 2021		Change
Allowance for credit losses:	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$12,574	7.4%	16,949	9.9%	$(4,375)	(25.8)%
Commercial real estate	25,300	14.8	23,437	13.7	1,863	7.9
Commercial & industrial	54,924	32.1	45,957	26.8	8,967	19.5
Construction	25,834	15.1	25,585	14.9	249	1.0
Land - acquisition & development	12,227	7.2	13,447	7.8	(1,220)	(9.1)
Total commercial loans	130,859	76.5	125,375	73.2	5,484	4.4
Consumer loans
Single-family residential	26,217	15.3	30,978	18.1	(4,761)	(15.4)
Construction - custom	3,354	2.0	4,907	2.9	(1,553)	(31.6)
Land - consumer lot loans	5,220	3.1	4,939	2.9	281	5.7
HELOC	2,632	1.5	2,390	1.4	242	10.1
Consumer	2,697	1.6	2,711	1.6	(14)	(0.5)
Total consumer loans	40,120	23.5	45,925	26.8	(5,805)	(12.6)
Total allowance for loan losses	170,979	100.0%	171,300	100.0%	(321)	(0.2)
Reserve for unfunded commitments	32,500		30,000		2,500	8.3
Total allowance for credit losses	$203,479		$201,300		$2,179	1.1%

No allowance was recorded as of June 30, 2022 or as of September 30, 2021 for the $54,185,000 and $305,162,000 of SBA Payroll Protection Program loans in the portfolio on each date, respectively, which are included in the commercial & industrial loan category, due to the government guarantee. Management believes the allowance for credit losses of $203,479,000, or 1.08% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E and Note I for further details of the allowance for loan losses and reserve for unfunded commitments as of and for the period ended June 30, 2022 and September 30, 2021.

Real estate owned ("REO") - REO increased during the nine months ended June 30, 2022 by $1,452,000 to $9,656,000. The increase was due to REO additions partially offset by sales and the write-down of certain properties.

Intangible assets - Intangible assets decreased to $309,254,000 as of June 30, 2022 from $310,019,000 as of September 30, 2021. The decrease was due to normal amortization of finite-lived intangible assets.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Customer accounts - Customer accounts increased $423,508,000, or 2.7%, to $15,965,620,000 at June 30, 2022 compared with $15,542,112,000 at September 30, 2021. Transaction accounts increased by $560,226,000 or 4.6% during that period, while time deposits decreased $136,718,000 or 4.0%. The shift in deposit mix has been a result of a deliberate deposit pricing and customer growth strategy. The focus on transaction accounts is intended to lessen sensitivity to rising interest rates and manage interest expense.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	June 30, 2022			September 30, 2021
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$3,269,773	20.5%	—%	$3,122,397	20.1%	—%
Interest checking	3,472,402	21.7	0.51	3,566,322	22.9	0.20
Savings	1,069,801	6.7	0.12	1,039,336	6.7	0.11
Money market	4,856,275	30.4	0.31	4,379,970	28.2	0.19
Time deposits	3,297,369	20.7	0.53	3,434,087	22.1	0.54
Total	$15,965,620	100%	0.32%	$15,542,112	100%	0.23%

FHLB advances and other borrowings - Total borrowings were $1,700,000,000 as of June 30, 2022, a decrease from $1,720,000,000 at September 30, 2021. Strong growth in deposits has provided for substantial funding of growth in loans receivable, therefore, the use of additional FHLB borrowings has been limited. The weighted average rate for FHLB borrowings was 1.43% as of June 30, 2022 and 1.51% at September 30, 2021. The decline in the weighted average effective interest rate was the result of replacing high-yielding, long-term FHLB borrowings with new borrowings at lower rate.

Shareholders' equity - The Company’s shareholders' equity at June 30, 2022 was $2,220,111,000, or 11.01% of total assets. This is an increase of $94,047,000 from September 30, 2021 when net worth was $2,126,064,000, or 10.82% of total assets. The Company’s shareholders' equity was impacted in the nine months ended June 30, 2022 by net income of $162,935,000, the payment of $46,015,000 in common stock dividends, payment of $10,968,000 in preferred stock dividends, treasury stock purchases of $3,212,000, as well as other comprehensive loss of $15,558,000.

RESULTS OF OPERATIONS

Net Income - The Company recorded net income of $63,295,000 for the three months ended June 30, 2022 compared to $47,422,000 for the prior year quarter. The Company recorded net income of $162,935,000 for the nine months ended June 30, 2022 compared to $131,244,000 for the prior year same period. The changes are due to the factors described below.

Net Interest Income - For the three months ended June 30, 2022, net interest income was $151,746,000, which is $23,141,000 higher than the same quarter of the prior year. Net interest margin was 3.22% for the quarter ended June 30, 2022 compared to 2.82% for the quarter ended June 30, 2021. The increase in net interest income was primarily due to average interest-earning assets increasing by $683,756,000 or 3.75% from the prior year while average interest-bearing liabilities increased $484,378,000 or 3.44% as well as the impact of rising rates on adjustable rate assets. Average noninterest-bearing deposits grew by $387,429,000 over the same period. The change in net interest income was also impacted by a 30 basis point increase in the average rate earned on interest-earning assets to 3.55% while the average rate paid on interest-bearing liabilities declined by 12 basis points to 0.42%. During the three months ended June 30, 2022 and 2021, net interest income included $936,000 and $6,122,000, respectively, of net loan origination fee amortization on PPP loans. For the nine months ended June 30, 2022, net interest income was $420,970,000, which is $47,817,000 higher than the same period of the prior year. Net interest margin was 3.00% for the nine months ended June 30, 2022 compared to 2.77% for the prior year same period.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Rate / Volume Analysis:

	Comparison of Three Months Ended 6/30/22 and 6/30/21			Comparison of Nine Months Ended 6/30/22 and 6/30/21
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans receivable	$19,742	$(4,822)	$14,920	$53,933	$(27,672)	$26,261
Mortgage-backed securities	1,243	1,887	3,130	(4,855)	3,510	(1,345)
Investments (1)	(4,330)	5,980	1,650	(4,774)	6,260	1,486
All interest-earning assets	16,655	3,045	19,700	44,304	(17,902)	26,402
Interest expense:
Customer accounts	646	(268)	378	2,481	(10,256)	(7,775)
FHLB advances and other borrowings	(1,300)	(2,519)	(3,819)	(8,584)	(5,057)	(13,641)
All interest-bearing liabilities	(654)	(2,787)	(3,441)	(6,103)	(15,313)	(21,416)
Change in net interest income	$17,309	$5,832	$23,141	$50,407	$(2,589)	$47,818
___________________ ___________________
(1)Includes interest on cash equivalents and dividends on FHLB & FRB stock. The Bank’s FRB stock was redeemed effective February 4, 2022 in connection with its conversion to a Washington state chartered commercial bank.

Provision (Release) for Credit Losses - The Company recorded a $1,500,000 provision for credit losses for the three months ended June 30, 2022, compared to a $2,000,000 release of allowance for credit losses for the three months ended June 30, 2021. The provision in the three months ended June 30, 2022 was primarily due to growth in loans receivable and unfunded commitments partially offset by improvements in the credit quality of certain loan portfolios related to strong real estate markets and collateral conditions. The release for the three months ended June 30, 2021 was primarily due to improvements in the credit quality of certain loan portfolios related to strong real estate markets and collateral conditions partially offset by growth in loans receivable. The Company recorded a $1,500,000 provision for credit losses for the nine months ended June 30, 2022, compared with a $1,000,000 provision for credit losses for the nine months ended June 30, 2021. Recoveries, net of charge-offs, totaled $595,000 for the three months ended June 30, 2022, compared to net recoveries of $1,131,000 during the three months ended June 30, 2021. Recoveries, net of charge-offs, totaled $3,179,000 for the nine months ended June 30, 2022, compared to net recoveries of $5,329,000 during the nine months ended June 30, 2021. No allowance was recorded as of June 30, 2022 or as of September 30, 2021 for the $54,185,000 and $305,162,000 of PPP loans in the portfolio on each date, respectively, which are included in the commercial & industrial loan category, due to the government guarantee.

Other Income - The results for the three months ended June 30, 2022 include total other income of $17,550,000 compared to $13,211,000 for the same period one year ago, a $4,339,000 increase. The increase in other income was primarily due to an unrealized gain of $2,708,000 that was recorded for certain equity investments in the quarter ended June 30, 2022. Other income was $51,890,000 for the nine months ended June 30, 2022, compared with $41,558,000 for the nine months ended June 30, 2021 and the increase was mostly due to unrealized gains of $9,008,000 that were recorded for certain equity investments in the nine months ended June 30, 2022.

Other Expense - Total other expense was $87,403,000 for the three months ended June 30, 2022, an increase of $3,763,000 from $83,640,000 for the prior year quarter. Compensation and benefits costs increased by $4,232,000, or 9.7%, over the prior year quarter due to annual merit increases, higher bonus compensation accruals related to strong deposit and loan growth and investments in top talent and contract staff to support strategic initiatives. Other expense was $265,433,000 for the nine months ended June 30, 2022, compared with $246,796,000 for the nine months ended June 30, 2021 and the increase was primarily due to compensation and benefits increasing by $12,417,000 for the same reasons noted above. The nine months ended June 30, 2022 also included a tax related accrual of $1,700,000. Total other expense for the nine months ended June 30, 2022 and June 30, 2021 equaled 1.76% and 1.71%, respectively, of average assets.

Gain (Loss) on Real Estate Owned - Results for the three months ended June 30, 2022 include a net gain on real estate owned of $448,000, compared to a net loss of $151,000 for the prior year quarter. Results for the nine months ended June 30, 2022 include a net gain on real estate owned of $1,139,000, compared to a net loss of $566,000 for the prior year same period. The gain (loss) for each respective period is due to REO sales valuation adjustments for certain properties.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Income Tax Expense - Income tax expense totaled $17,546,000 for the three months ended June 30, 2022, compared to $12,603,000 for the prior year quarter. Income tax expense totaled $44,131,000 for the nine months ended June 30, 2022, compared to $35,105,000 for the prior year same period. The effective tax rate was 21.31% and 21.10% for the nine months ended June 30, 2022 and June 30, 2021, respectively. The Company’s effective tax rate varies from the statutory rate mainly due to state taxes, tax-exempt income and tax-credit investments.

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

Operational Risks

Current uncertain economic conditions pose challenges, and could adversely affect our business, financial condition and results of operations.

We are operating in an uncertain economic environment. The pandemic caused a global economic slowdown, and while we have seen some economic recovery, raw material shortages, supply chain issues and labor shortages risk slowing or reversing the continued recovery. Continued economic uncertainty and a recessionary or stagnant economy could result in financial stress on the Bank's borrowers, which could adversely affect our business, financial condition and results of operations. We decreased the expense for credit losses over fiscal year 2021 as the economy began to recover, however, deteriorating conditions in the regional economies we serve, or in certain sectors of those economies, could drive losses beyond that which is provided for in our allowance for loan losses. We could also face the following risks in connection with the following events:

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

Fluctuating interest rates could adversely affect our business.

Significant increases in market interest rates on loans, or the perception that an increase may occur, could adversely affect both our ability to originate new loans and our ability to grow. Conversely, decreases in interest rates could result in an acceleration of loan prepayments. An increase in market interest rates could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge offs, which could adversely affect our business.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Further, our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability. Although it is expected that the Federal Reserve will continue to increase the target federal funds rate in 2022 to combat recent inflationary trends, if interest rates do not rise, or if the Federal Reserve were to lower the target federal funds rate to below 0%, these low rates could continue to constrain our interest rate spread and may adversely affect our business forecasts. On the other hand, increases in interest rates, to combat inflation or otherwise, may result in a change in the mix of noninterest and interest-bearing accounts. We are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply and other changes in financial markets.

Changes to monetary policy by the Federal Reserve could adversely impact our results of operations.

The Federal Reserve is responsible for regulating the supply of money in the United States, including open market operations used to stabilize prices in times of economic stress, as well as setting monetary policies. These activities strongly influence our rate of return on certain investments, our hedge effectiveness for mortgage servicing and our mortgage origination pipeline, as well as our costs of funds for lending and investing, all of which may adversely impact our liquidity, results of operations, financial condition and capital position.

Unstable global economic conditions may have serious adverse consequences on our business, financial condition, and operations.

The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, high rates of inflation, and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the current conflict between Russia and Ukraine, which is increasing volatility in commodity and energy prices, creating supply chain issues and causing instability in financial markets. Sanctions imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. The specific consequences of the conflict in Ukraine on our business is difficult to predict at this time, but in addition to inflationary pressures affecting our operations and those of our customers and borrowers, we may also experience an increase in cyberattacks against us, our customers and borrowers, service providers and other third parties. There can be no assurance that further deterioration in markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, hostile third-party action or continued unpredictable and unstable market conditions.

Our allowance for credit losses ("ACL") may not be adequate to cover future loan losses, which could adversely affect our financial condition and results of operations.

Due to the declining economic conditions, our customers may not be able to repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. While we maintain our ACL to provide for loan defaults and non-performance, losses may exceed the value of the collateral securing the loans and the allowance may not fully cover any excess loss.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

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

We are continuously enhancing and expanding our digital products and services to meet customer and business needs with desired outcomes. These digital products and services often include storing, transmitting, and processing confidential customer, employee, financial, and business information. Due to the nature of this information, and the value it has for internal and external threat actors, we, and our third-party service providers, continue to be subject to cyber-attacks and fraud activity that attempts to gain unauthorized access, misuse information and information systems, steal information, disrupt or degrade information systems, spread malicious software, and other illegal activities.

We have recently changed our consumer online and mobile banking platforms to provide more flexibility and customizable feature sets to improve customer experience. This change provides the Company more opportunity to differentiate ourselves in the market, but also increases our direct responsibility for managing cybersecurity risk associated with digital banking, when historically, the responsibility for providing adequate safeguards and security controls was managed by third party vendors.

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

In June 2022, we were notified by a third-party vendor that it experienced a network security incident involving unauthorized access to certain personal and financial data of some of our customers. We immediately suspended services with the vendor. Since the incident was detected, this third-party vendor has engaged a third-party security firm to investigate the incident, provide support to remove the unauthorized access, enhance its security controls, and help our third-party vendor safely resume operations. The investigation into the extent of the data that was compromised is ongoing and we will notify all impacted customers by this breach when the analysis is complete. There was no breach of our own systems due to this incident. After receiving assurances that this third-party is operating in a safe and secure manner, we have resumed operations with it, and continue to have frequent contact to receive updates as to the status of its internal security and progress on its forensic analysis to determine customer impact. We are not aware of any continuing cybersecurity threats or breaches involving this vendor or our systems generally, but we continue to monitor the situation carefully.

To date, we have no knowledge of a successful cyber-attack or other material information security breach affecting the systems we operate and control. However, our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the continuation of a remote work environment for our employees and service providers, and our plans to continue to implement and expand digital banking services, expand operations, and use third-party

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
information systems that includes cloud-based infrastructure, platforms, and software. Recent instances of attacks specifically targeting banks and financial services businesses indicate that the risk to our systems remains significant. We, and our third-party providers, are regularly the subject of attempted attacks and the ability of the attackers continues to grow in sophistication. Potential threats to our technologies, systems, networks, and other devices, as well as those of our employees, third party vendors, and other third parties with whom we interact, include DDOS attacks, computer viruses, hacking, malware, ransomware, credential stuffing, or phishing or other forms of social engineering. Such cyber-attacks and other security incidents are designed to lead to various harmful outcomes, such as unauthorized transactions our customers’ accounts, unauthorized or unintended access to or release, gathering, monitoring, disclosure, loss, destruction, corruption, disablement, encryption, misuse, modification or other processing of confidential or sensitive information (including personal information), intellectual property, software, methodologies or business secrets, disruption, sabotage or degradation of service, systems or networks, or other damage. These threats may derive from, among other things, error, fraud or malice on the part of our employees, insiders, or third parties or may result from accidental technological failure. Any of these parties may also attempt to fraudulently induce employees, service providers, customers, partners or other third-party users of our systems or networks to disclose confidential or sensitive information (including personal information) in order to gain access to our systems, networks or data or that of our customers, partners, or third parties with whom we interact, or to unlawfully obtain monetary benefit through misdirected or otherwise improper payment. For example, any party that obtains our confidential or sensitive information (including personal information) through a cyber-attack or other security incident may use this information for ransom, to be paid by us or a third party, as part of a fraudulent activity that is part of a broader criminal activity, or for other illicit purposes.

A cyber-attack or other security incident on us or a critical third party vendor could cause us to suffer damage to our reputation, productivity losses, response costs associated with investigation and resumption of services, and incur substantial additional expenses, including remediation expenses costs associated with customer notification and credit monitoring services, increased insurance premiums, regulatory penalties and fines, and costs associated civil litigation, any of which could have a materially adverse effect on our business, financial condition, and results of operations.

We also face additional costs when our customers become the victims of cyber-attacks. For example, various retailers have reported that they have been the victims of a cyber-attack in which large amounts of their customers’ data, including debit and credit card information, is obtained. Our customers may be the victims of phishing scams, providing cyber criminals access to their accounts, or credit or debit card information. In these situations, we incur costs to replace compromised cards and address fraudulent transaction activity affecting our customers, as well as potential increases to insurance premiums for policies we may maintain to cover these losses.

Both internal and external fraud and theft are risks. If confidential customer, employee, monetary, or business information were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage, and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or if such information were to be intercepted or otherwise inappropriately taken by third parties, or if our own employees abused their access to financial systems to commit fraud against our customers and the Company. These activities can occur in connection with activities such as the origination of loans and lines of credit, ACH transactions, wire transactions, ATM transactions, and checking transactions, and result in financial losses as well as reputational damage.

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

The COVID-19 pandemic increased cyber-security risks.

The ongoing COVID-19 pandemic has introduced additional risk to our information systems and security procedures, controls and policies as a result of employees, contractors and other corporate partners working remotely. As a result of the increased remote workforce, we must increasingly rely on information technology systems that are outside our direct control, and these systems are also vulnerable to cyber-based attacks and security breaches. In addition, since the beginning of the pandemic, there has been an increase in attacks by cyber criminals on businesses and individuals, utilizing interest in pandemic-

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
related information and the fear and uncertainty caused by the pandemic to increase phishing, malware, and other cybersecurity attacks designed to trick victims into transferring sensitive data or funds, steal credentials or deploy malware that compromises information systems. If one of our employees were to fall victim to one of these attacks, or our information technology systems are compromised, our operations could be disrupted, or we may suffer financial loss, reputational loss, loss of customer business or other critical assets, or become exposed to regulatory fines and intervention or civil litigation.

The ongoing COVID-19 pandemic, and government and multinational actions taken in response to it, could adversely affect our business and our customers, counterparties, employees, and third-party service providers.

The spread of COVID-19 created a global public-health crisis that has impacted household, business, economic, and market conditions, including in the western United States where we conduct nearly all of our business.

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

Governments have taken unprecedented steps to partially mitigate the adverse effects of their containment measures. For example, in late March 2020, the CARES Act was enacted to inject more than $2 trillion of financial assistance into the U.S. economy, followed by additional COVID relief legislation of approximately $900 million in December 2020. In March 2021 the American Rescue Plan Act, also called the COVID-19 Stimulus Package or American Rescue Plan, Pub L. No. 117-2, was enacted to inject an additional $1.9 trillion in financial relief and economic stimulus. The Federal Reserve Bank has taken decisive and sweeping actions as well. From March 15, 2020, to September 30, 2021, their actions have included a reduction in the target range for the federal funds rate to 0 to 25 basis points, a program to purchase an indeterminate amount of Treasury securities and agency mortgage-backed securities, corporate bonds and other investments, and numerous facilities to support the flow of credit to households and businesses. Beginning early in 2022, in response to growing signs of inflation, the Federal Reserve has increased interest rates rapidly. Further, the Federal Reserve has increased the benchmark rapidly and has announced an intention to take further actions to mitigate inflationary pressures. Rapid changes in interest rates make it difficult for the Bank to balance its loan and deposit portfolios, which may adversely affect our results of operations by, for example, reducing asset yields or spreads, creating operating and system issues, or having other adverse impacts on our business.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
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

On March 27, 2020, President Trump signed the CARES Act, which included a loan program administered through the SBA referred to as the PPP. Under the PPP (and its expansion in 2021), small businesses and other entities and individuals were eligible to apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We participated as a lender in the PPP, and ultimately assisted approximately 9,000 businesses with approximately $1.1 billion in PPP loans.

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

Since the opening of the PPP, several other banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. We may be exposed to the risk of similar litigation, from both customers and non-customers that approached us regarding PPP loans, regarding our process and procedures used in processing applications or forgiveness requests for the PPP. If any such litigation is filed against us and is not resolved in a favorable manner, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us. As of June 30, 2022, approximately 8,600 PPP loans totaling approximately $1.04 billion have been forgiven by the SBA, and we continued to hold PPP loans receivable of $54.2 million.

If we are not able to retain or attract key employees, or if we were to suffer the loss of a significant number of employees, we could experience a disruption in our business.

If a key employee or a substantial number of employees depart or become unable to perform their duties, it may negatively impact our ability to conduct business as usual. We might then have to divert resources from other areas of our operations, which could create additional stress for other employees, including those in key positions. The loss of qualified and key personnel, or an inability to continue to attract, retain and motivate key personnel could adversely affect our business and consequently impact our financial condition and results of operations.

Our risk management framework may not be effective in mitigating risks and losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk of loss to us. If our framework is not effective, we could suffer unexpected losses and our financial condition, operations or business prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

Climate change could adversely affect our business, affect client activity levels and damage our reputation.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses are also changing their behavior and business preferences as a result of these concerns. New governmental regulations or guidance relating to climate change, as well as changes in consumers’ and businesses’ behaviors and business preferences, may affect whether and on what terms and conditions we will

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
engage in certain activities or offer certain products or services. The governmental and supervisory focus on climate change could also result in our becoming subject to new or heightened regulatory requirements relating to climate change, such as requirements relating to operational resiliency or stress testing for various climate stress scenarios. Any such new or heightened requirements could result in increased regulatory, compliance or other costs or higher capital requirements. In connection with the transition to a low carbon economy, legislative or public policy changes and changes in consumer sentiment could negatively impact the businesses and financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. Our business, reputation and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient.

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

Financial institutions are required under the USA PATRIOT Act of 2001 (the “Patriot Act”) and Bank Secrecy Act ("BSA") to develop programs to prevent financial institutions from being used for money-laundering ("AML") and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department's Office of Financial Crimes Enforcement Network. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure or the inability to comply with the Patriot Act and BSA statutes and regulations could result in fines or penalties, curtailment of expansion opportunities, enforcement actions, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations, and we were subject to a Consent Order and have paid a civil money penalty with respect to our BSA Program, as described below. In addition, the U.S. Government imposed and is expected to continue to expand laws and regulations relating to residential and consumer lending activities that could create significant new compliance burdens and financial costs.

We were recently subject to a Consent Order with the Office of the Comptroller of the Currency (“OCC”) with respect to our BSA compliance, and any future BSA compliance issues could result in additional regulatory enforcement action, including additional fines or sanctions.

The Bank Secrecy Act, the Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The Bank was previously subject to a Consent Order from the OCC for its BSA program that was issued in February 2018 (the “BSA Consent Order”). The BSA Consent Order resulted in the Bank incurring significant expenses to comply with it, including payment of a $2,500,000 civil money penalty. The OCC terminated the BSA Consent Order in December 2021. A copy of the consent order for the civil money penalty was filed with the SEC on October 1, 2021 as an exhibit to the Company’s Current Report on Form 8-K. Similarly, the Company filed a copy of the Order terminating the BSA Consent Order with the SEC on December 20, 2021 as an exhibit to the Company’s Current Report on Form 8-K.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

We operate in a highly regulated industry, which limits the manner and scope of our business activities.

We are subject to extensive supervision, regulation and examination by the WDFI, CFPB and the FDIC. In addition, the Federal Reserve is responsible for regulating the holding company. This regulatory structure is designed primarily for the protection of the deposit insurance funds and consumers and not to benefit our shareholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity, data reporting and various other factors. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Under this structure the WDFI, the FDIC, the CFPB and the Federal Reserve have broad discretion to impose restrictions and limitations on our operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations.

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

In addition, the FDIC has specific authority to take “prompt corrective action,” depending on the Bank's capital level. Currently, the Bank is considered “well-capitalized” for prompt corrective action purposes. If the Bank were designated as “adequately capitalized,” its ability to take brokered deposits would become limited. If the Bank were to be designated in one of the lower capital levels “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” it would be required to raise additional capital and would be subject to progressively more severe restrictions on its operations, management and capital distributions, and replacement of senior executive officers and directors. If the Bank became “critically undercapitalized,” it would also be subject to the appointment of a conservator or receiver.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
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

Banking institutions are also increasingly the target of class action lawsuits. Most recently there has been an increase in claims filed claiming deceptive practices or violations of account terms in connection with non-sufficient funds or overdraft charges. In September 2020, we received notice a similar class action had been filed against the Bank, alleging that we have been improperly charging our customers overdraft fees on items re-presented for payment. In May 2022, the Bank settled this lawsuit for a payment of $495,000 plus claims administrative expenses. In June 2022, the court granted preliminary approval of the settlement, and the claims administration process is ongoing. If the settlement is not approved by the court, or if another class action lawsuit is filed or determined adversely to us, or we were to enter into a settlement agreement in connection with such a matter, we could be exposed to monetary damages, reputational harm, or subject to limits on our ability to operate our business, which could have an adverse effect on our financial condition, and operating results.

Our real estate lending also exposes us to the risk of environmental liabilities.

In the course of our business, it is necessary to foreclose and take title to real estate, which could subject us to environmental liabilities with respect to these properties. Hazardous substances or waste, contaminants, pollutants or sources thereof may be discovered on properties during our ownership or after a sale to a third party. We could be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at such properties. The costs associated with investigation or remediation activities could be substantial and could substantially exceed the value of the real property. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. We may be unable to recover costs from any third party. These occurrences may materially reduce the value of the affected property, and we may find it difficult or impossible to use or sell the property prior to or following any environmental remediation. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
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

Furthermore, movements in interest rates, the pace at which such movements occur and the volume and mix of our interest-bearing assets and liabilities influence the level of net interest income. The cost of customer deposits is largely based on short-term interest rates, the level of which is driven by the FOMC. However, the yields generated by long-term loans, such as single-family residential and multifamily mortgage loans, and securities are typically driven by longer-term (10 year) interest rates, which are set by the market and vary from day to day. Further, recent changes in the Federal Reserve's purchase of assets, commonly known as "quantitative easing," have created significant volatility in market interest rates and recent, rapid

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
increases in federal benchmark rates and likely additional increases in such rates are creating additional uncertainty and making it more difficult for us to balance our loan and deposit portfolios.

For example, if the interest rates on interest-bearing liabilities increase at a faster pace than the interest rates on interest-earning assets, the result could be a reduction in our net interest income and with it, a reduction in earnings. The same could be true if interest rates on interest-earning assets decline faster than the rates on interest-bearing liabilities. Net interest income and earnings would be similarly impacted were the interest rates on interest-earning assets to decline more quickly than the interest rates on interest-bearing liabilities. In addition, changes in interest rates could affect the Bank's ability to originate loans and attract and retain deposits; the fair values of its securities and other financial assets; the fair values of its liabilities; and the average lives of its loan and securities portfolios. Additionally, decreases in interest rates could lead to increased loan refinancing activity, which, in turn, would alter the balance of our interest-earning assets and impact net interest income. Increases in interest rates could reduce loan refinancing activity, which could result in compression of the spread between loan yields and more quickly rising funding rates.

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

Foreclosure process issues and the potential legal and regulatory responses to them could negatively impact the process and timing to completion of foreclosures for residential mortgage lenders, including the Bank. Due to the COVID-19 emergency, certain states in which we do business have enacted temporary stays on evictions and foreclosures, or instituted a right to forbearance for homeowners experiencing financial hardship. Many of these states have not revised or retracted these policies even as the apparent degree of the emergency appears to have mitigated. Even before the adoption of these emergency policies, foreclosure timelines have increased in recent years due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases as a result of economic downturns, additional consumer protection initiatives related to the foreclosure process and voluntary or mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure. Should these stays or rights to forbearance continue, we may be limited in our ability to take timely possession of real estate assets collateralizing loans, which may increase our loan losses. Increases in the foreclosure timeline may also have an adverse effect on collateral values and the our ability to minimize our losses.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
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

Many competitors, including fintech companies, offer the same types of loan and deposit services that the Company offers. These competitors include national and multinational banks, other regional banks, savings associations, community banks, credit unions and other financial intermediaries. In particular, our competitors include national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, recent technological breakthroughs have made it possible for other non-traditional competitors to enter the marketplace and compete for traditional banking services. Increased competition within our geographic market area may result in reduced loan originations and deposits. Ultimately, competition from current and future competitors may affect our business materially and adversely.

We may not be able to continue to grow organically or through acquisitions.

Historically, we have expanded through a combination of organic growth and acquisitions. If market and regulatory conditions change, we may be unable to grow organically or successfully compete for, complete, and integrate potential future acquisitions at the same pace as we have achieved in recent years, or at all. We have historically used our strong stock currency and capital resources to complete acquisitions. Downturns in the stock market and the market price of our stock, changes in our capital position, and changes in our regulatory standing could each have a negative impact on our ability to complete future acquisitions.

Security Ownership Risks

Our ability to pay dividends is subject to limitations that may affect our ability to continue to pay dividends to shareholders.

The Company is a separate legal entity from the bank subsidiary and does not have significant operations of its own. The availability of dividends from the Bank is limited by the Bank's earnings and capital, as well as various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the Bank may not be able to pay dividends to the Company. If the Bank is unable to pay dividends to the Company, then we may not be able to pay dividends on our preferred or common stock to our shareholders. There are various federal law limitations on the extent to which the Bank can finance or otherwise supply funds to the Company through dividends and loans. These limitations include capital adequacy regulations and policies of its regulators generally and specifically the FDIC’s Prompt Corrective Action regulations, federal banking law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act and Regulation W governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices. If the Bank earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, then our liquidity may be affected and our stock price may be negatively affected by our inability to pay dividends, which will have an adverse impact on both the Company and our shareholders.

Our 4.875% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) ranks senior to our Common Stock, and we are prohibited from paying dividends on our common stock unless we have paid dividends on our Series A Preferred.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
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

The market price of our Common Stock could fluctuate substantially in the future in response to a number of factors, including those discussed below. The market price of our Common Stock has in the past fluctuated significantly. We expect to see additional volatility in the financial markets due to the uncertainty caused by the continuing COVID-19 pandemic, disruption in global supply chains, uncertainty over the U.S. government debt ceiling and changing Federal Reserve policy. Some additional factors that may cause the price of our common stock to fluctuate include:

•general conditions in the financial markets and real estate markets.
•macro-economic and political conditions in the U. S. and the financial markets generally (including the effects of the COVID-19 pandemic).
•variations in the operating results of the Company and our competitors.
•events affecting other companies that the market deems comparable to the Company.
•changes in securities analysts' estimates of our future performance and the future performance of our competitors.
•announcements by the Company or our competitors of mergers, acquisitions and strategic partnerships.
•additions or departure of key personnel.
•the presence or absence of short selling of the Company's Common Stock.
•future sales by us of our Common Stock or debt securities.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders.

We rely, in part, on external financing to fund our operations and the unavailability of such funding in the future could adversely impact our growth and prospects.

We rely on customer deposits, advances from the FHLB and other borrowings to fund our operations. Management has historically been able to replace maturing deposits, if desired; however, we may not be able to replace such funds at any given point in time if our financial condition or market conditions change or if the cost of doing so might adversely affect our business, financial condition and results of operations.

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

We are incorporated in the state of Washington and subject to Washington state law. Some provisions of Washington state law could interfere with or restrict takeover bids or other change-in-control events affecting us. For example, Chapter 23B.19 of the Washington Business Corporation Act, with limited exceptions, prohibits a “target corporation” from engaging in specified “significant business transactions” for a period of five years after the share acquisition by an acquiring person, unless:

•the prohibited transaction or the acquiring person's purchase of shares was approved by a majority of the members of the target corporation's board of directors prior to the acquiring person's share acquisition; or
•the prohibited transaction was both approved by the majority of the members of the target corporation's board and authorized at a shareholder meeting by at least two-thirds of the outstanding voting shares (excluding the acquiring person's shares) at or subsequent to the acquiring person's share acquisition. An acquiring person is defined as a person or group of persons that beneficially own 10% or more of the voting securities of the target corporation. Such prohibited transactions include, among other things:
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

The Company’s business or the value of its common shares could be negatively affected as a result of actions by activist shareholders.

The Company values constructive input from shareholders. Our Board of Directors and management team are committed to acting in the best interests of all of the Company’s shareholders. Activist shareholders who disagree with the composition of the Board of Directors, the Company’s strategic direction, or the way the Company is managed may seek to effect change through various strategies that range from private engagement to public filings, proxy contests, efforts to force transactions not supported by the Board of Directors, and litigation. Responding to some of these actions can be costly and time-consuming, may disrupt the Company’s operations and divert the attention of the Board of Directors and management. Such activities could interfere with the Company’s ability to execute its strategic plan and to attract and retain qualified executive leadership. The perceived uncertainty as to the Company’s future direction resulting from activist strategies could also affect the market price and volatility of the Company’s common shares.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2022 to April 30, 2022	1,712	$31.70	1,712	3,726,608
May 1, 2022 to May 31, 2022	197	30.56	197	3,726,411
June 1, 2022 to June 30, 2022	537	30.54	537	3,725,874
Total	2,446	$31.36	2,446	3,725,874
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

Item 3.                Defaults Upon Senior Securities
Not applicable

Item 4.                Mine Safety Disclosures
Not applicable

Item 5.                Other Information

On July 29, 2022, Broadridge replaced AST as the transfer agent for the Company's common stock and depositary for the Company's preferred stock.

Item 6.                Exhibits

(a)	Exhibits

	31.1 *	Section 302 Certification by the Chief Executive Officer
	31.2 *	Section 302 Certification by the Chief Financial Officer
	32 *	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer
	101 *	Financial Statements from the Company’s Form 10-Q for the three months ended June 30, 2022 formatted in iXBRL
	104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON FEDERAL, INC.
(Registrant)

July 29, 2022	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL President & Chief Executive Officer

July 29, 2022	/S/ VINCENT L. BEATTY
VINCENT L. BEATTY Executive Vice President and Chief Financial Officer

July 29, 2022	/S/ CORY D. STEWART
CORY D. STEWART Senior Vice President and Principal Accounting Officer