Form 10-K
period 2022-09-30
WASHINGTON FEDERAL INC
filed 2022-11-18
CIK 936528

United States
Securities and Exchange Commission
Washington, D.C. 20549
____________________________________________________________
 FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No  ☒
The aggregate market value of the registrant's common stock ("Common Stock") held on March 31, 2022, the last business day of the registrant's second fiscal quarter by non-affiliates was $2,111,858,464 based on the NASDAQ Stock Market closing price of $32.82 per share on that date. This is based on 64,346,693 shares of Common Stock that were issued and outstanding on this date, which excludes 960,235 shares held by all affiliates.

At November 17, 2022, there were 65,309,580 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:
(1) Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on February 14, 2023 are incorporated into Part III, Items 10-14 of this Form 10-K.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
FORM 10-K ANNUAL REPORT
SEPTEMBER 30, 2022

PART I

PART II

PART III

PART IV

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

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

Operational Risks:
•Economic uncertainty or a deterioration in economic conditions or slowdowns in economic growth, including declines in home sale volumes and financial stress on borrowers (consumers and businesses) as a result of higher interest rates or an uncertain economic environment;
•fluctuating interest rates and the impact of inflation on the Company's business and financial results;
•the effects of and changes in monetary and fiscal policies of the Board of Governors of the Federal Reserve System and the U.S. Government, including responses to the COVID-19 pandemic;
•global economic trends, including developments related to Ukraine and Russia, and related negative financial impacts on our borrowers, the financial markets and the global economy;
•our ability to make accurate assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the assets securing these loans;
•risks related to operational, technological, and third-party provided technology infrastructure
•risks associated with cybersecurity incidents and threat actors;
•the effects of natural or man-made disasters, calamities, or conflicts, including terrorist events and pandemics (such as the COVID-19 pandemic), and the resulting governmental and societal responses, including on our asset credit quality and business operations, as well as its impact on general economic and financial market conditions;
•risks associated with our participation in the Paycheck Protection Program;
•risks associated with our failure to retain or attract key employees;
•risks associated with failures of our risk management framework;
•risks related to the impacts of climate change on our business or reputation;

Regulatory and Litigation Risk:
•Unanticipated effects and expenses related to the completed charter conversion of the Bank from a federal to a state charter;
•the Company’s ability to manage the risks and costs involved in the remediation efforts to the Bank's Home Mortgage Disclosure Act (“HMDA”) compliance and reporting, and the impact of enforcement actions or legal proceedings with respect to the Bank’s HMDA program;
•non-compliance with the USA PATRIOT Act, Bank Secrecy Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Community Reinvestment Act, Fair Lending Laws, Flood Insurance Reform Act or other laws and regulations;
•legislative and regulatory limitations, including those arising under the Dodd-Frank Act, the Washington Commercial Bank Act and potential limitations in the manner in which the Company conducts its business and undertakes new investments and activities;
•litigation risks resulting in significant expenses, losses and reputational damage;
•environmental risks resulting from our real estate lending business;

Market and Industry Risk:

•Risks associated with our geographic concentration, including the effects of a severe economic downturn, including high unemployment rates and declines in housing prices and property values, in our primary market areas;
•downturns in the real estate market;
•changes in other economic, competitive, governmental, regulatory and technological factors affecting the Company's markets, operations, pricing, products, services and fees;
•risks associated with inadequate or faulty underwriting and loan collection practices;
•changes in banking operations, including a shift from retail to online activities;
•fluctuations in interest rate risk and changes in market interest rates, including risk related to LIBOR reform, risk of an inverted yield curve and the effect on our net interest income and net interest margin;
•industry deficiencies in foreclosure practices, including delays and challenges in the foreclosure process;

Competitive Risks:
•Our ability to effectively compete with government sponsored enterprises entering the market, other financial institutions and new market participants;
•our ability to grow organically or through acquisitions;

Security Ownership Risks:
•Our ability to continue to pay dividends, including on our outstanding Series A Preferred Stock
•risks related to the volatility of our common stock, and future dilution;
•effects of activist shareholders;
•the ability of the Company to obtain external financing to fund its operations or obtain financing on favorable terms;

General Risks:
•the success of the Company at managing the risks involved in the foregoing and managing its business; and
•the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond the Company's control.

For the reasons described above, we caution you against relying on any forward-looking statements. You should not consider the summary of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, all forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, changes to future operating results over time, or the impact of circumstances arising after the date the forward-looking statement was made.

Item 1.                 Business

General

Washington Federal Bank, a federally-insured Washington state chartered commercial bank dba WaFd Bank (the “Bank” or “WaFd Bank”), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. Washington Federal, Inc., a Washington corporation was formed as the Bank’s holding company in November, 1994. As used throughout this document, the terms “Washington Federal,” the “Company” or "we" or "us" and "our" refer to the Washington Federal, Inc. and its consolidated subsidiaries, and the term “Bank” or "WaFd Bank" refers to the operating subsidiary, Washington Federal Bank. The Company is headquartered in Seattle, Washington.

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
On November 9, 1982 the Company listed and began trading on the NASDAQ. Profitable operations have been recorded every year since going public. As of September 30, 2022, the stock traded at 81 times its original 1982 offering price, has paid 158 consecutive quarterly cash dividends and has returned 13,079% total shareholder return to those who invested 40 years ago.
The Company's fiscal year end is September 30th. All references herein to 2022, 2021 and 2020 represent balances as of September 30, 2022, September 30, 2021 and September 30, 2020, respectively, or activity for the fiscal years then ended.
The business of the Bank consists primarily of accepting deposits from the general public and investing these funds in loans of various types, including first lien mortgages on single-family dwellings, construction loans, land acquisition and development loans, loans on multi-family, commercial real estate and other income producing properties, home equity loans and business loans. The Bank also invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations. As of September 30, 2022, Washington Federal Bank has 201 branches located in Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. Through the Bank's subsidiaries, the Company is also engaged in insurance brokerage activities.

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

The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the WDFI, the FDIC, the Federal Reserve, the CFPB or the U.S. Congress, could have a significant impact on the Company and its operations. See “Regulation” section below.

Lending Activities
General. The Company's net loan portfolio totaled $16,113,564,000 at September 30, 2022 and represents 77.6% of total assets. Lending activities include the origination of loans secured by real estate, including long-term fixed-rate and adjustable-rate mortgage loans, adjustable-rate construction loans, adjustable-rate land development loans, fixed-rate and adjustable-rate multi-family loans, fixed-rate and adjustable-rate commercial real estate loans and fixed-rate and adjustable-rate business loans.

The following table is a summary of loans receivable by loan portfolio segment and class.

	September 30, 2022		September 30, 2021		September 30, 2020		September 30, 2019		September 30, 2018
	($ in thousands)
Gross loans by category
Commercial loans
Multi-family	$2,645,801	13.6%	$2,291,477	14.1%	$1,538,762	10.6%	$1,422,674	10.7%	$1,385,125	10.8%
Commercial real estate	3,133,660	16.2	2,443,845	15.0	1,895,086	13.1	1,631,170	12.3	1,452,168	11.3
Commercial & industrial	2,350,984	12.1	2,314,654	14.2	2,132,160	14.7	1,268,695	9.5	1,140,874	8.9
Construction	3,784,388	19.5	2,888,214	17.7	2,403,276	16.6	2,038,052	15.3	1,890,668	14.7
Land - acquisition & development	291,301	1.5	222,457	1.4	193,745	1.3	204,107	1.5	155,204	1.2
Total commercial loans	12,206,134	63.1	10,160,647	62.3	8,163,029	56.4	6,564,698	49.3	6,024,039	46.9
Consumer loans
Single-family residential	5,771,862	29.8	4,951,627	30.4	5,304,689	36.7	5,835,194	43.8	5,798,966	45.1
Construction - custom	974,652	5.0	783,221	4.8	674,879	4.7	540,741	4.1	624,479	4.9
Land - consumer lot loans	153,240	0.8	149,956	0.9	102,263	0.7	99,694	0.7	102,036	0.8
HELOC	203,528	1.0	165,989	1.0	139,703	1.0	142,178	1.1	130,852	1.0
Consumer	75,543	0.4	87,892	0.5	83,159	0.6	129,883	1.0	173,306	1.3
Total consumer loans	7,178,825	36.9	6,138,685	37.7	6,304,693	43.6	6,747,690	50.7	6,829,639	53.1
Total gross loans	19,384,959	100%	16,299,332	100%	14,467,722	100%	13,312,388	100%	12,853,678	100%
Less:
Allowance for credit losses (1)	172,808		171,300		166,955		131,534		129,257
Loans in process	3,006,023		2,232,836		1,456,072		1,201,341		1,195,506
Net deferred fees, costs and discounts	92,564		61,626		52,378		48,938		51,834
Total loan contra accounts	3,271,395		2,465,762		1,675,405		1,381,813		1,376,597
Net loans	$16,113,564		$13,833,570		$12,792,317		$11,930,575		$11,477,081
__________________
(1) The reserve for unfunded commitments was $32,500,000, $27,500,000, $25,000,000, $6,900,000 and $7,250,000 as of September 30, 2022, 2021, 2020, 2019 and 2018 respectively.

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
Commercial and industrial loans. The Bank makes various types of business loans to customers in its market area for working capital, acquiring real estate, equipment or other business purposes, such as acquisitions. The terms of these loans generally range from less than one year to a maximum of ten years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to the LIBOR rate, SOFR rate, BSBY rate, prime rate or another market rate. In most cases, loan agreements indexed to the LIBOR rate include language that will provide for a replacement for LIBOR as the index rate.

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

The Company also participated in the Small Business Administration’s Paycheck Protection Program and made various business loans under this program.
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
When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, the Bank considers the additional risk inherent in these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total balance for loans with loan-to-value ratios exceeding 80% at origination as of September 30, 2022, was $177,087,000, with allocated reserves of $1,578,000.
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

The table below shows the Company's total loan origination, purchase and repayment activities.

Twelve Months Ended September 30,	2022	2021	2020	2019	2018
	(In thousands)
Commercial loan originations (1)
Multi-family	$675,534	$821,426	$403,118	$210,589	$272,046
Commercial Real Estate	880,850	673,117	466,322	343,172	274,242
Commercial & Industrial	2,569,682	2,509,512	2,168,908	1,020,296	869,337
Construction	2,486,387	2,178,260	1,457,602	1,271,167	1,068,443
Land – Acquisition & Development	175,234	124,871	88,379	123,758	85,208
Total commercial loans	6,787,687	6,307,186	4,584,329	2,968,982	2,569,276
Consumer loan originations (1)
Single-family residential	892,608	938,822	910,571	547,057	621,431
Construction – custom	765,696	621,928	576,342	457,328	523,951
Land – Consumer Lot Loans	61,731	94,388	51,678	37,125	33,820
HELOC	171,393	130,988	93,285	101,399	82,508
Consumer	57,078	91,421	4,395	8,580	3,008
Total consumer loans	1,948,506	1,877,547	1,636,271	1,151,489	1,264,718
Total loans originated	8,736,193	8,184,733	6,220,600	4,120,471	3,833,994
Loans purchased	564,584	488,147	15,456	—	143,605
Loan principal repayments	(6,194,448)	(6,797,043)	(5,096,622)	(3,638,622)	(3,335,896)
Net change in loans in process, discounts, etc. (2)	(826,335)	(834,584)	(277,692)	(28,355)	(47,244)
Net loan activity increase (decrease)	$2,279,994	$1,041,253	$861,742	$453,494	$594,459

Beginning balance	$13,833,570	$12,792,317	$11,930,575	$11,477,081	$10,882,622
Ending balance	$16,113,564	$13,833,570	$12,792,317	$11,930,575	$11,477,081
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

Investment Activities
The Bank is obligated by its regulators to maintain adequate liquidity and does so by holding cash and cash equivalents and by investing in securities. These investments may include, among other things, certain certificates of deposit, repurchase agreements, bankers’ acceptances, loans to financial institutions whose deposits are federally-insured, federal funds, United States government and agency obligations and mortgage-backed securities.

Sources of Funds

General. Deposits are the primary source of the Bank’s funds for use in lending and other general business purposes. In addition to deposits, the Bank derives funds from loan repayments, advances from the Federal Home Loan Bank of Des Moines ("FHLB"), other borrowings, and from investment repayments and sales. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced by general interest rates, money market conditions, the availability of FDIC insurance and the market perception of the Company’s financial stability. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds, such as deposit inflows at lower than projected levels. Borrowings may also be used on a longer-term basis to support expanded activities and to manage interest rate risk. Borrowing capacity and availability is influenced by interest rates, market conditions, availability of collateral and the market's perception of the Bank's financial stability.

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

The Bank’s deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas.

Borrowings. The Bank has a credit line with the FHLB for up to 45% of total assets, subject to availability of collateral. The Bank obtains advances from the FHLB based upon the security of the FHLB capital stock it owns and certain of its loans, provided certain standards related to credit worthiness have been met. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Company's credit worthiness. FHLB advances are used to meet seasonal and other withdrawals of deposit accounts and to fund expansion of the Bank's lending.
The Bank may need to borrow funds for short periods of time to meet day-to-day financing needs. In these instances, funds are borrowed from other financial institutions or the Federal Reserve, for periods generally ranging from one to seven days at the then current borrowing rate. At September 30, 2022, the Bank had no such short-term borrowings.
For further information on these activities, see Note L to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Subsidiaries
The Company is a bank holding company that conducts its primary business through its only directly-owned subsidiary, WaFd Bank. The Bank has four active wholly-owned subsidiaries, discussed further below.
WAFD Insurance Group, Inc. is incorporated under the laws of the state of Washington and is an insurance agency that offers a full line of individual and business insurance policies to customers of the Bank, as well as to the general public. As of September 30, 2022 and September 30, 2021, WAFD Insurance Group, Inc. had total assets of $18,483,000 and $19,936,000, respectively.
Statewide Mortgage Services Company is incorporated under the laws of the state of Washington and it holds and markets real estate owned. As of September 30, 2022 and September 30, 2021, Statewide Mortgage Services Company had total assets of $785,000 and $785,000, respectively.

Washington Services, Inc. is incorporated under the laws of the state of Washington. It acts as a trustee under deeds of trust as to which the Bank is beneficiary. As of September 30, 2022 and September 30, 2021, Washington Services, Inc. had total assets of $13,000 and $13,000, respectively.

Pike Street Labs, LLC was formed in 2019 and is organized under the laws of the state of Washington. It provides data and technology services to the Bank. As of September 30, 2022 and September 30, 2021, Pike Street Labs had total assets of $2,934,000 and $802,000, respectively.
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
Demographics. As of September 30, 2022, we employed 2,132 full and part time employees. None of these employees are represented by a collective bargaining agreement. During fiscal year 2022 we hired 626 employees. Our voluntary turnover rate was 21.18% in fiscal year 2022, a slight decrease from 22.37% in 2021.

Diversity, Equity and Inclusion. We strive toward having a powerful and diverse team of employees, knowing we are better together with our combined wisdom and intellect. With a commitment to equity, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences between people. To accomplish this, we have established Diversity & Inclusion Advisory Councils in each of our regions made up of a diverse group of employee representatives throughout our footprint. We show our commitment to equal employment opportunity through, among other things, a robust affirmative action plan which includes annual compensation analyses and ongoing reviews of our selection and hiring practices alongside a continued focus on building and maintaining a diverse workforce.

As of September 30, 2022, the population of our workforce was as follows:

Headcount by Age Band 9/30/2022
700
600
500
400
300
200
100
0
18-25 Years
25-35 Years
35-45 Years
45-55 Years
55-65 Years
Over 65 Years

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

Corporate Social and Environmental Responsibility
We recognize the social and environmental responsibility that arises from the impact of our activities on peoples’ lives and our community. The Company's Corporate and Social Environmental Policy integrates social, environmental and ethical concerns into our daily business activities and our approach to stakeholder relationships. Through this policy, we strive to carry out our banking activities in a responsible manner, placing the financial needs of our clients and economic health of our communities at the core of our focus. Below is a summary of our community activities and financial contributions in 2022.

Additional information will be provided in the Company’s forthcoming 2022 Community and Social Responsibility Report which will be made available on the Company’s website. Nothing on our website, including the aforementioned report, shall be deemed incorporated by reference into this Annual Report.
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

See “Washington Federal Bank, wholly-owned operating subsidiary - Restrictions on Dividends.”

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

Washington Federal Bank, wholly-owned operating subsidiary

General. The Bank is a federally-insured Washington state chartered commercial bank dba WaFd Bank. The Bank is a member of the FDIC and its deposits are insured up to applicable limits of the Depository Insurance Fund (“DIF”), which is administered by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

Regulation. The WDFI and FDIC have extensive authority over the operations of the Bank. As part of this authority, the Bank is required to file periodic reports with the WDFI and FDIC and is subject to periodic examinations by the WDFI and FDIC. As a Washington state chartered commercial bank with branches in the States of Washington, Oregon, Idaho, Utah, Nevada, Arizona, New Mexico and Texas, the Bank is subject not only to the applicable laws and regulations of Washington state, but is also subject to the applicable laws and regulations of these other states in which it does business. Various laws and regulations prescribe the investment and lending authority of the Bank, and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations. While the Bank has broad authority to engage in all types of lending activities, a variety of restrictions apply to certain other investments by the Bank.

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

On December 15, 2020, the FDIC issued a final rule intended to modernize its brokered deposit regulations in light of modern deposit-taking methods. The final rule established a new framework for certain provisions of the “deposit broker” definition and amends the FDIC’s interest rate methodology for calculating the national rate, the national rate cap, and the local market rate cap. The final rule became effective on April 1, 2021 with an extended compliance date of January 1, 2022.

Transactions with Affiliates; Insider Loans. Under current federal law, all transactions between and among a bank and its affiliates, including holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. Generally, these requirements limit extensions of credit and certain other such transactions by the bank to affiliates to a percentage of the institution's capital and generally such transactions must be collateralized. Generally, all affiliate transactions must be on terms at least as favorable to the bank as transactions with non-affiliates. In addition, a bank may not lend to any affiliate engaged in non-banking activities that are not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. Federal law authorizes the imposition of additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a bank.

Extensions of credit by a bank to executive officers, directors and principal shareholders are subject to Section 22(h) of the Federal Reserve Act, which, among other things, generally prohibits loans to any such individual where the aggregate amount exceeds an amount equal to 15% of an institution's unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral. Section 22(h) permits loans to directors, executive officers and principal shareholders made pursuant to a benefit or compensation program that is widely available to employees of a subject bank provided that no preference is given to any officer, director or principal shareholder, or related interest thereto, over any other employee. In addition, the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

The affiliate transaction rules in Sections 23A and 23B of the Federal Reserve Act broaden the definition of affiliate and apply these rules to securities lending, repurchase agreements and derivatives. These rules also strengthen collateral requirements and limit Federal Reserve exemptive authority. Further, the definition of “extension of credit” for transactions with executive officers, directors and principal shareholders includes credit exposure arising from a derivative transaction, a repurchase or reverse repurchase agreement or a securities lending or borrowing transaction. These provisions have not had a material effect on the Company or the Bank.

Restrictions on Dividends. The amount of dividends payable by the Bank to the Company depends upon its earnings and capital position, and is limited by federal and state laws, regulations and policies, including the capital conservation buffer requirement. Federal law further provides that no insured depository institution may make any capital distribution (which includes a cash dividend) if, after making the distribution, the institution would be “undercapitalized,” as defined in the prompt corrective action regulations. Moreover, the federal bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice. In addition, under Washington law, no bank may declare or pay any dividend in an amount greater than its retained earnings without the prior approval of the WDFI. WDFI also has the power to require any bank to suspend the payment of any and all dividends.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank ("FHLB") of Des Moines, which is one of 11 regional FHLBs that provide funding to their members for making home mortgage loans, as well as loans for affordable housing and community development. Each FHLB serves members within its assigned region and is funded primarily through proceeds derived from the sale of consolidated obligations of the FHLB system. Loans are made to members in accordance with the policies and procedures established by the Board of Directors of the FHLB. At September 30, 2022, FHLB advances to the Bank amounted to $2,125,000,000. As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At September 30, 2022, the Bank held $95,073,000 in FHLB of Des Moines stock, which was in compliance with this requirement.

Community Reinvestment Act and Fair Lending Laws. Banks have a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the FDIC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with the Fair Lending Laws could result in enforcement actions by the OCC, the CFPB and other federal regulatory agencies, including the U.S. Department of Justice.

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

Regulatory Capital Requirements. Bank holding companies and federally insured banks are required to maintain minimum levels of regulatory capital. The Federal Reserve establishes capital standards applicable to all bank holding companies, and the WDFI and FDIC establish capital standards applicable to Washington state chartered, non-member banks. The capital rules reflect, in part, certain standards initially adopted by the Basel Committee on Banking Supervision in December 2010 (which standards are commonly referred to as “Basel III”) as well as requirements contemplated by the Dodd-Frank Act.

The capital rules require a capital ratio of common equity Tier 1 capital to risk based assets. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments) as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI, which the Company and the Bank have done. Tier 1 capital also includes non-cumulative perpetual preferred stock and limited amounts of minority interests. Regulatory deductions from capital include goodwill and intangible assets. The capital rules prescribe the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. Total capital consists of Tier 1 capital and supplementary capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital as well as general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of Tier 1 capital.

In determining the required amount of risk-based capital, total assets, including certain off-balance-sheet items, are multiplied by a risk-weight factor based on the risks inherent in the type of assets held by an institution. The risk categories range from 0% for low-risk assets such as U.S. Treasury securities and GNMA securities to 1,250% for various types of loans and other assets deemed to be of higher risk. Single-family residential loans having loan-to-value ratios not exceeding 80% and meeting certain additional criteria, as well as certain multi-family residential loans, qualify for a 50% risk-weight treatment. The book value of each asset is multiplied by the risk factor applicable to the asset category, and the sum of the products of this calculation equals total risk-weighted assets. The rules set forth the methods of calculating certain risk-based assets, which in turn affects the calculation of risk-based ratios. Higher or more sensitive risk weights are assigned to various categories of assets, among which are commercial real estate, credit facilities that finance the acquisition, development or construction of real property, certain exposures or credit that are 90 days past due or are nonaccrual, foreign exposures, certain corporate exposures, securitization exposures, equity exposures and in certain cases mortgage servicing rights and deferred tax assets.

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

The Federal Reserve and the FDIC are also authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. Management believes that the current capital levels of the Company and the Bank are sufficient to be in compliance with the fully phased-in standards under the rules.

Any bank holding company or bank that fails to meet the capital requirements is subject to possible enforcement actions. Such actions could include a capital directive, a cease and desist or consent order, civil money penalties, restrictions on an institution's operations and/or the appointment of a conservator or receiver. Federal Reserve and WDFI capital regulations provide that such supervisory actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

For information regarding compliance with each of these capital requirements by the Company and the Bank as of September 30, 2022, see Note Q to the Consolidated Financial Statements included in Item 8 hereof.

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

An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits, generally. Any institution that is neither well capitalized nor adequately capitalized is considered undercapitalized. Federal law authorizes the FDIC to reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. The FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized. As of September 30, 2022, the Bank exceeded the requirements of a well capitalized institution.

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
Cybersecurity. The federal banking agencies have established certain expectations with respect to an institution's information security and cybersecurity programs, with an increasing focus on risk management, processes related to information technology and operational resiliency, and the use of third-parties in the provision of financial services. In January 2020, the federal banking agencies jointly issued a statement reminding supervised financial institutions of sound cybersecurity risk management principles that expanded on areas articulated in the Interagency Guidelines Establishing Information Security Standards written in Section 39 of the Federal Deposit Insurance Act and Sections 501 and 505(b) of the Gramm-Leach-Bliley Act.

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

In November 2021, the U.S. federal bank regulatory agencies adopted a rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the final rule, a bank holding company, such as the Company, and an FDIC-supervised insured depository institution, such as the Bank, are required to notify the Federal Reserve or FDIC, respectively, within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. Service providers are required under the rule to notify any affected bank client it provides services to as soon as possible when it determines it has experienced a computer-security incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, covered services provided by that entity to the Bank for four or more hours.

Taxation

In addition to federal income tax, the Company is also subject to income, franchise, excise or gross receipts tax in states (and some cities) where the Company has branches or is deemed to have sufficient nexus for tax purposes. The Company generally files consolidated federal and state income tax returns with its subsidiaries.

The Company's federal income tax returns are open and subject to potential examination by the IRS for fiscal year 2019 and later.

Competition

We operate in a highly competitive environment. Our competitors include other banks, savings associations, community banks, credit unions and other financial intermediaries, and new market participants offering services similar to those that we offer. We compete with some competitors within our geographic market area, and with others on a product specific basis, such as the residential mortgage market. Our ability to compete effectively depends on our ability to provide first-rate, friendly and professional customer service and deliver the banking solutions that our customers want and need. We are also dependent upon our ability to attract and retain employees while managing compensation and other costs.

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

The address for the Company’s website is www.wafdbank.com. The Company makes available on its website, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports (among others), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). We also make available on our website public financial information for which a report is not required to be filed with or furnished to the SEC. Our SEC reports and such other information can be accessed through the investor relations section of our website (https://www.wafdbank.com/about-us/investor-relations). The Company’s website provides a link to all our filings on the SEC’s Edgar website, and the company will provide a printed copy of any of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports (among others) to any requesting shareholder, free of charge. The information found on our website is not part of this or any other report that we file or furnish to the SEC.

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

We are operating in an uncertain economic environment. The pandemic caused a global economic slowdown, and while we have seen economic recovery, continuing supply chain issues, labor shortages and inflation risk are affecting the continued recovery. Continued economic uncertainty and a recessionary or stagnant economy could result in financial stress on the Bank's borrowers, which could adversely affect our business, financial condition and results of operations. We decreased the expense for credit losses over fiscal year 2021 and 2022 as the economy began to recover, however, deteriorating conditions in the regional economies we serve, or in certain sectors of those economies, could drive losses beyond that which is provided for in our allowance for loan losses. We could also face the following risks in connection with the following events:

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

Significant increases in market interest rates on loans, or the perception that an increase may occur, could adversely affect both our ability to originate new loans and our ability to grow. Beginning early in 2022, in response to growing signs of inflation, the Federal Reserve has increased interest rates rapidly. Further, the Federal Reserve has increased the benchmark rapidly and has announced an intention to take further actions to mitigate inflationary pressures. Rapid changes in interest rates make it difficult for the Bank to balance its loan and deposit portfolios, which may adversely affect our results of operations by, for example, reducing asset yields or spreads, creating operating and system issues, or having other adverse impacts on our business. Conversely, decreases in interest rates could result in an acceleration of loan prepayments. The increased market interest rates could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge offs, which could adversely affect our business.

Further, our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability. Although it is expected that the Federal Reserve will continue to increase the target federal funds rate in 2023 to combat recent inflationary trends, if interest rates do not rise, or if the Federal Reserve were to lower the target federal funds rate to below 0%, these low rates could continue to constrain our interest rate spread and may adversely affect our business forecasts. On the other hand, increases in interest rates, to combat inflation or otherwise, may result in a change in the mix of noninterest and interest-bearing accounts. All else being equal, if the interest rates on the Company's interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result would be a reduction in net interest income and with it, a reduction in net earnings. We are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply and other changes in financial markets.

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation has continued rising in 2022 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2022 and are likely to continue into 2023. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. Sustained higher interest rates by the Federal Reserve may be needed to tame persistent inflationary price pressures, which could push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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

In June 2022, we were notified by a third-party vendor that it experienced a network security incident involving unauthorized access to certain personal and financial data of some of our customers. We immediately suspended services with the vendor. After the incident was detected, this third-party vendor engaged a third-party security firm to investigate the incident, provide support to remove the unauthorized access, enhance its security controls, and help the third-party vendor safely resume operations. After an investigation into the extent of the data that was compromised we notified all customers impacted by this breach. There was no breach of our own systems due to this incident. After receiving assurances that this third-party is operating in a safe and secure manner, we have resumed operations with it. We are not aware of any continuing cybersecurity threats or breaches involving this vendor or our systems generally. Future incidents involving this vendor or other third-party service providers could cause us to suffer damage to our reputation and could require us to incur substantial expenses, which could have a materially adverse effect on our business, financial condition, and results of operations.

To date, we have no knowledge of a successful cyber-attack or other material information security breach affecting the systems we operate and control. However, our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the continuation of a remote or hybrid work environment for our employees and service providers, and our plans to continue to implement and expand digital banking services, expand operations, and use third-party information systems that includes cloud-based infrastructure, platforms, and software. Recent instances of attacks specifically targeting banks and financial services businesses indicate that the risk to our systems remains significant. We, and our third-party providers, are regularly the subject of attempted attacks and the ability of the attackers continues to grow in sophistication. Potential threats to our technologies, systems, networks, and other devices, as well as those of our employees, third party vendors, and other third parties with whom we interact, include DDoS attacks, computer viruses, hacking, malware, ransomware, credential stuffing, or phishing or other forms of social engineering. Such cyber-attacks and other security incidents are designed to lead to various harmful outcomes, such as unauthorized transactions our customers’ accounts, unauthorized or unintended access to or release, gathering, monitoring, disclosure, loss, destruction, corruption, disablement, encryption, misuse, modification or other processing of confidential or sensitive information (including personal information), intellectual property, software, methodologies or business secrets, disruption, sabotage or degradation of service, systems or networks, or other damage. These threats may derive from, among other things, error, fraud or malice on the part of our employees, insiders, or third parties or may result from accidental technological failure. Any of these parties may also attempt to fraudulently induce employees, service providers, customers, partners or other third-party users of our systems or networks to disclose confidential or sensitive information (including personal information) in order to gain access to our systems, networks or data or that of our customers, partners, or third parties with whom we interact, or to unlawfully obtain monetary benefit through misdirected or otherwise improper payment. For example, any party that obtains our confidential or sensitive information (including personal information) through a cyber-attack or other security incident may use this information for ransom, to be paid by us or a third party, as part of a fraudulent activity that is part of a broader criminal activity, or for other illicit purposes. A cyber-attack or other security incident on the systems we operate and control could cause us to suffer damage to our reputation, result in productivity losses, require us to incur substantial expenses, including response costs associated with investigation and resumption of services, remediation expenses costs associated with customer notification and credit monitoring services, increased insurance premiums, regulatory penalties and fines, and costs associated civil litigation, any of which could have a materially adverse effect on our business, financial condition, and results of operations.

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

Operational errors can include information system misconfiguration, clerical or record-keeping errors, or disruptions from faulty or disabled computer or telecommunications systems. Because the nature of the financial services business involves a high volume of transactions, certain errors, which may be automated or manual, may be repeated or compounded before they are discovered and successfully rectified. Because of the Company’s large transaction volume and its necessary dependence upon automated systems to record and process these transactions, there is a risk that technical flaws, tampering, or manipulation of those automated systems, arising from events wholly or partially beyond its control, may give rise to disruption of service to customers and to financial loss or liability.

The occurrence of any of these risks could result in a diminished ability for us to operate our business, additional costs to correct defects, potential liability to clients, reputational damage. and regulatory intervention, any of which could adversely affect our business, financial condition and results of operations.

The ongoing COVID-19 pandemic, or a similar health crisis, may adversely affect our business and our customers, counterparties, employees, and third-party service providers in the future.

The spread of COVID-19 created a global public-health crisis that resulted in significant economic uncertainty, and has impacted household, business, economic, and market conditions, including in the western United States where we conduct nearly all of our business.

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

Continuation of the COVID-19 pandemic, or a similar crisis, could negatively impact our capital, liquidity, and other financial positions and our business, results of operations, and prospects. A resurgence in spread, caused by the rise of new variants, could affect significantly more households and businesses, or cause additional limitations on commercial activity, increased unemployment, increased property vacancy rates and general economic and financial instability. A slow-down or reversal in the economic recovery of the regions in which we conduct our business could result in declines in loan demand and collateral values. Negative impacts on our customers caused by COVID-19 could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. The duration and severity of the pandemic continues to be impossible to predict, as is the potential for a seasonal or other resurgence. We also believe we will continue to see the economic effects of the pandemic even after the COVID-19 outbreak has subsided, which is expected to continue to affect our business, financial position, operations and prospects.

•Additional actions of governmental authorities. To date, many of the actions of governmental authorities, including eviction forbearance, occupancy restrictions and vaccine mandates, have been directed toward curtailing household and business activity to contain COVID-19 while simultaneously deploying fiscal and monetary policy measures to partially mitigate the adverse effects on individual households and businesses. The ultimate success or impact of these actions and their effect on our customers and the economy generally is still unclear. Further, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on our business.
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

Governments have taken unprecedented steps to partially mitigate the adverse effects of their containment measures. For example, in late March 2020, the CARES Act was enacted to inject more than $2 trillion of financial assistance into the U.S. economy, followed by additional COVID relief legislation of approximately $900 million in December 2020. In March 2021 the American Rescue Plan Act, also called the COVID-19 Stimulus Package or American Rescue Plan, Pub L. No. 117-2, was enacted to inject an additional $1.9 trillion in financial relief and economic stimulus. Whether the economic stimulus will have a lasting positive effect or whether it will contribute to higher inflation or other economic ill effects is unknown.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), we are subject to additional risks of litigation from our customers or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a loan program administered through the SBA referred to as the PPP. Under the PPP (and its expansion in 2021), small businesses and other entities and individuals were eligible to apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We participated as a lender in the PPP, and ultimately assisted approximately 9,000 businesses with approximately $1,085,000,000 in PPP loans. As of September 30, 2022, approximately 8,800 PPP loans totaling approximately $1,075,000,000 have been forgiven by the SBA, and we continued to hold PPP loans receivable of $10,141,000.

We have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us. In addition, several larger banks were subject to litigation regarding their processing of PPP loan applications. We could be exposed to the risk of similar litigation, from both customers and non-customers that approached us seeking PPP loans. We and other PPP lenders may also be subject to the risk of litigation in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans. If any such litigation is filed against us, it may result in significant financial or reputational harm to us.

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

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses are also changing their behavior and business preferences as a result of these concerns. New governmental regulations or guidance relating to climate change, as well as changes in consumers’ and businesses’ behaviors and business preferences, may affect whether and on what terms and conditions we will engage in certain activities or offer certain products or services. The governmental and supervisory focus on climate change could also result in our becoming subject to new or heightened regulatory requirements, such as requirements relating to operational resiliency or stress testing for various climate stress scenarios. Any such new or heightened requirements could result in increased regulatory, compliance or other costs or higher capital requirements. In connection with the transition to a low carbon economy, legislative or public policy changes and changes in consumer sentiment could negatively impact the businesses and financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. Our business, reputation and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient.

Furthermore, the long-term impacts of climate change will have a negative impact our customers and their business. Physical risks include extreme storms that damage or destroy property and inventory securing loans we make, or may interrupt our customer’s business operations , putting them in financial difficulty, and increasing the risk of default. Our customers are also facing changes in energy and commodity prices driven by climate change, as well as new regulatory requirements resulting in increased operational costs.

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

The Bank was previously subject to a Consent Order from the OCC for its BSA program that was issued in February 2018 (the “BSA Consent Order”). The BSA Consent Order resulted in the Bank incurring significant expenses to comply with it, including payment of a $2,500,000 civil money penalty. The OCC terminated the BSA Consent Order in December 2021. However, the Bank remains subject to the BSA, the Patriot Act, and other laws and regulations requiring financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. Failure to maintain an effective BSA program could have serious business, financial and reputational consequences for the Bank. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

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

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund ("DIF") at a specific level. Historically, unfavorable economic conditions increased bank failures and these additional failures decreased the DIF. In order to restore the DIF to its statutorily mandated minimums the FDIC significantly increased deposit insurance premium rates, including the Bank's. FDIC insurance premiums could increase in the future in response to similar declining economic conditions. More recently, extraordinary growth in insured deposits caused the ratio of the DIF to total insured deposits to fall below the current statutory minimum of 1.35%. The FDIC has also established a higher reserve ratio of 2% as a long term goal and the minimum level needed to withstand future financial crises of the magnitude of past crises. The FDIC may increase the assessment rates or impose additional special assessments in the future to restore and then steadily increase the DIF to these statutory target levels. Any increase in the Bank's FDIC premiums could have an adverse effect on its business, financial condition and results of operations.

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

The Bank’s business activities and credit exposure are concentrated in real estate lending, in particular commercial real estate loans which are generally viewed as having more risk of default than residential real estate loans or certain other types of loans or investments. The market for real estate is cyclical and the outlook for this sector is uncertain. A downturn in the real estate market, accompanied by falling values and increased foreclosures would hurt our business because a large majority of our loans are secured by real estate.

If a significant decline in market values occurs, the collateral for loans will provide decreasing levels of security. As a result, our ability to recover the principal amount due on defaulted loans by selling the underlying real estate will be diminished, and we will be more likely to suffer losses on defaulted loans. Because our loan portfolio contains commercial real estate loans with relatively large balances, the deterioration of these loans may cause a significant increase in our nonperforming loans which could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, any of which would have an adverse impact, which could be material, on our business, financial condition, and results of operations.

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

Furthermore, movements in interest rates, the pace at which such movements occur and the volume and mix of our interest-bearing assets and liabilities influence the level of net interest income. The cost of customer deposits is largely based on short-term interest rates, the level of which is driven by the FOMC. However, the yields generated by long-term loans, such as single-family residential and multifamily mortgage loans, and securities are typically driven by longer-term (10 year) interest rates, which are set by the market and vary from day to day. Further, recent changes in the Federal Reserve's purchase of assets, commonly known as "quantitative easing," have created significant volatility in market interest rates and recent, rapid increases in federal benchmark rates and likely additional increases in such rates are creating additional uncertainty and making it more difficult for us to balance our loan and deposit portfolios.

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

Foreclosure process issues and the potential legal and regulatory responses to them could negatively impact the process and timing to completion of foreclosures for residential mortgage lenders, including the Bank. Due to the COVID-19 emergency, certain states in which we do business enacted temporary stays on evictions and foreclosures, or instituted a right to forbearance for homeowners experiencing financial hardship. Even before the adoption of these emergency policies, foreclosure timelines have increased in recent years due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases as a result of economic downturns, additional consumer protection initiatives related to the foreclosure process and voluntary or mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure. Should these stays or rights to forbearance continue, we may be limited in our ability to take timely possession of real estate assets collateralizing loans, which may increase our loan losses. Increases in the foreclosure timeline may also have an adverse effect on collateral values and the our ability to minimize our losses.

The replacement of the LIBOR benchmark interest rate may have an impact on our business, financial condition or results of operations.

Certain loans made by us are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. In addition, we also have investments and interest rate derivatives that reference LIBOR. On July 27, 2017, the United Kingdom’s Financial Conduct Authority ("FCA") announced that it intended to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020 to facilitate an orderly LIBOR transition the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Board of Governors of the Federal Reserve jointly announced that entering into new contracts using LIBOR as a reference rate after December 31, 2021 would create a safety and soundness risk. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month U.S. dollar LIBOR, and immediately after June 30, 2023, in the case of the remaining U.S. dollar LIBOR settings. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee ("ARRC") has recommended the use of a Secured Overnight Funding Rate ("SOFR"). SOFR is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate. These differences could lead to a greater disconnect between the Bank's costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, the ARRC has also recommended Term SOFR, which is a forward looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. To further reduce differences between replacement indices and substitute indices market practitioners have also gravitated towards credit sensitive rates, the leading among them being the Bloomberg Short-term Bank Yield Index (“BSBY”). The ARRC announced on October 21, 2020 that they are not well positioned to adjudicate the development of a credit sensitive rate and will not criticize firms solely for using reference rates other than SOFR, such as BSBY. The Company has prepared to originate new loans to customers based on SOFR, Term SOFR, BSBY, Prime and other indices but market acceptance or availability of these or other alternate reference rates remain uncertain. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of multiple alternative reference rate(s). These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us.

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

The Company values constructive input from shareholders, and our Board of Directors and management team are committed to acting in the best interests of all of the Company’s shareholders. Activist shareholders who disagree with the composition of the Board of Directors, the Company’s strategic direction, or the way the Company is managed may seek to effect change through various strategies that range from private engagement to public filings, proxy contests, efforts to force transactions not supported by the Board of Directors, and litigation. Responding to some of these actions can be costly and time-consuming, may disrupt the Company’s operations and divert the attention of the Board of Directors and management. Such activities could interfere with the Company’s ability to execute its strategic plan and to attract and retain qualified executive leadership. The perceived uncertainty as to the Company’s future direction resulting from activist strategies could also affect the market price and volatility of the Company’s common shares.

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

Item 4.                 Mine Safety Disclosures
None.

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company’s common stock is traded on the Nasdaq Global Select Market of The Nasdaq Stock Market LLC under the symbol “WAFD.” At September 30, 2022, the number of shareholders of record was 1,134. This figure does not represent the actual number of beneficial owners of common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

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

Issuer Purchases of Equity Securities

The Company’s stock repurchase program was publicly announced by the board of directors on February 3, 1995 and has no expiration date. Under this program, a total of 76,956,264 shares of the Company’s common stock have been authorized for repurchase. The following table shows the share repurchases made for the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2022 to July 31, 2022	570	$30.03	570	3,725,304
August 1, 2022 to August 31, 2022	309	34.68	309	3,724,995
September 1, 2022 to September 30, 2022	651	31.26	651	3,724,344
Total	1,530	$31.49	1,530	3,724,344

Performance Graphs

The following graphs compare the cumulative total return to Washington Federal shareholders (stock price appreciation plus reinvested dividends) to the cumulative total return of the Nasdaq Stock Market Index (U.S. Companies) and the KBW Bank Index for the five year period ended September 30, 2022, and since Washington Federal first became a publicly traded company on November 9, 1982, respectively. The graphs assume that $100 was invested on September 30, 2017, and November 9, 1982, respectively, in Washington Federal Common Stock, the Nasdaq Stock Market Index and the Nasdaq Financial Stocks Index, and that all dividends were reinvested. Management of Washington Federal cautions that the stock price performance shown in the graphs below should not be considered indicative of potential future stock price performance.

$300
$250
$200
$150
$100
$50
2017
2018
2019
2020
2021
2022
WAFD
NASDAQ INDEX
KBW Bank Index

$20,100
$15,100
$10,100
$5,100
$100
1982 1983 1984 1985 1986 1987 1988 1989 1990 1991 1992 1993 1994 1995 1996 1997 1998 1999 2000 2001 2002 2003 2004 2005 2006 2007 2008 2009 2010 2011 2012 2013 2014 2015 2016 2017 2018 2019 2020 2021 2022
WAFD
NASDAQ
NASDAQ FINANCIAL INDEX

Item 6.                 Selected Financial Data

Five-Year Summary of Selected Consolidated Financial Data

Year ended September 30,	2022	2021	2020	2019	2018
	(In thousands, except per share data)
Interest income	$666,359	$591,610	$621,265	$671,466	$607,083
Interest expense	71,770	86,501	151,757	190,406	134,944
Net interest income	594,589	505,109	469,508	481,060	472,139
Provision (release) for credit losses	3,000	500	21,750	(1,650)	(5,450)
Other income	67,023	60,988	86,986	63,128	43,976
Other expense	358,575	332,459	315,558	283,063	264,322
Income before income taxes	300,037	233,138	219,186	262,775	257,243
Income taxes	63,707	49,523	45,748	52,519	53,393
Net income	236,330	183,615	173,438	210,256	203,850
Dividends on preferred stock	14,625	10,034	—	—	—
Net income available to common shareholders	$221,705	$173,581	$173,438	$210,256	$203,850
Return on average assets	1.17%	0.95%	1.00%	1.28%	1.31%
Return on average common equity	11.70%	8.69%	8.63%	10.46%	10.16%
Average equity to average assets	9.40%	10.34%	11.62%	12.29%	12.85%
Dividend payout ratio	28.02%	38.08%	38.50%	30.27%	27.92%
Per common share data
Basic earnings	$3.40	$2.39	$2.26	$2.61	$2.40
Diluted earnings	3.39	2.39	2.26	2.61	2.40
Cash dividends	0.95	0.91	0.87	0.79	0.67

September 30,	2022	2021	2020	2019	2018
	($ in thousands)
Total assets	$20,772,131	$19,650,574	$18,794,055	$16,474,910	$15,865,724
Loans receivable, net	16,113,564	13,833,570	12,792,317	11,930,575	11,477,081
Mortgage-backed securities	1,359,262	972,852	1,674,090	2,426,039	2,524,923
Investment securities	1,155,074	1,531,432	1,281,240	503,183	415,454
Cash and cash equivalents	683,965	2,090,809	1,702,977	419,158	268,650
Customer deposit accounts	16,029,570	15,542,112	13,779,624	11,990,764	11,387,146
FHLB advances	2,125,000	1,720,000	2,700,000	2,250,000	2,330,000
Total shareholders’ equity	2,274,260	2,126,064	2,014,133	2,032,995	1,996,908
Number of
Customer deposit accounts	416,963	426,145	434,686	450,375	449,339
Loans	33,103	34,949	41,623	37,551	37,992
Offices	207	219	238	238	235

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

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. For management's review of the factors that affected our results of operations for the years ended September 30, 2021 and 2020, refer to our Annual Report on Form 10-K for the year ended September 30, 2021, which was filed with the Securities and Exchange Commission on November 19, 2021.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ALLOWANCE FOR CREDIT LOSSES
The following table provides detail regarding the Company's allowance for credit losses (periods prior to 2020 applied the incurred loss model as the current expected credit loss methodology ("CECL") was implemented in 2020).

Twelve Months Ended September 30,	2022	2021	2020	2019	2018
	(In thousands)
Beginning balance	$171,300	$166,955	$131,534	$129,257	$123,073
Charge-offs:
Commercial loans
Multi-Family	—	—	—	—	—
Commercial Real Estate	529	—	111	428	36
Commercial & Industrial Loans	1,202	31	4,196	5,782	3,574
Construction	—	—	—	—	—
Land – Acquisition & Development	11	2	11	107	13
Total commercial loans	1,742	33	4,318	6,317	3,623
Consumer loans
Single-Family Residential	—	106	131	268	1,142
Construction – Custom	—	—	—	1,973	50
Land – Consumer Lot Loans	27	—	237	804	67
HELOC	—	—	—	1,086	668
Consumer	370	286	1,069	1,028	382
Total consumer loans	397	392	1,437	5,159	2,309
	2,139	425	5,755	11,476	5,932
Recoveries:
Commercial loans
Multi-Family	—	—	498	—	—
Commercial Real Estate	984	2,789	2,447	1,102	189
Commercial & Industrial Loans	73	92	443	3,443	714
Construction	2,179	—	188	99	—
Land – Acquisition & Development	70	622	2,070	7,457	14,223
Total commercial loans	3,306	3,503	5,646	12,101	15,126
Consumer loans
Single-Family Residential	1,002	2,026	1,394	1,020	757
Construction – Custom	—	—	—	—	—
Land – Consumer Lot Loans	48	168	639	719	35
HELOC	351	52	95	46	71
Consumer	940	1,021	1,252	1,167	993
Total consumer loans	2,341	3,267	3,380	2,952	1,856
	5,647	6,770	9,026	15,053	16,982
Net charge-offs (recoveries)	(3,508)	(6,345)	(3,271)	(3,577)	(11,050)
ASC 326 Adoption Impact	—	—	17,750	—	—
Provision (release) for loan losses and transfers	(2,000)	(2,000)	14,400	(1,300)	(4,866)
Ending balance (1)	$172,808	$171,300	$166,955	$131,534	$129,257
Ratio of net charge-offs (recoveries) to average loans outstanding	(0.02)%	(0.05)%	(0.03)%	(0.03)%	(0.10)%
(1) This does not include a reserve for unfunded commitments of $32,500,000, $27,500,000, $25,000,000, $6,900,000 and $7,250,000 as of September 30, 2022, 2021, 2020, 2019 and 2018 respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows changes in the Company's allowance for credit losses since the prior year.

	September 30, 2022	September 30, 2021	$ Change	% Change
(In thousands)
Allowance for credit losses:
Commercial loans
Multi-family	$12,013	$16,949	$(4,936)	(29)%
Commercial real estate	25,814	23,437	2,377	10%
Commercial & industrial	57,210	45,957	11,253	24%
Construction	26,161	25,585	576	2%
Land - acquisition & development	12,278	13,447	(1,169)	(9)%
Total commercial loans	133,476	125,375	8,101	6%
Consumer loans
Single-family residential	25,518	30,978	(5,460)	(18)%
Construction - custom	3,410	4,907	(1,497)	(31)%
Land - consumer lot loans	5,047	4,939	108	2%
HELOC	2,482	2,390	92	4%
Consumer	2,875	2,711	164	6%
Total consumer loans	39,332	45,925	(6,593)	(14)%
Total allowance for loan losses	172,808	171,300	1,508	1%
Reserve for unfunded commitments	32,500	27,500	5,000	18%
Total allowance for credit losses	$205,308	$198,800	$6,508	3%

The allowance for loan losses increased by $1,508,000, or 0.88%, from $171,300,000 as of September 30, 2021, to $172,808,000 at September 30, 2022. As of September 30, 2022, the allowance of $172,808,000 is for loans that are evaluated on a pooled basis, which was comprised of $115,245,000 related to the quantitative component and $57,563,000 related to management's qualitative overlays.
The Company recorded a provision for credit losses of $3,000,000 in 2022, compared to a provision of $500,000 for 2021. In 2022, provisioning for net growth in unfunded commitments and the loan portfolio was mostly offset by improvements in the credit quality of certain loan portfolios related to strong real estate markets and collateral conditions. For the year ended September 30, 2022, net recoveries were $3,508,000, compared to $6,345,000 in the prior year. No allowance was recorded for PPP loans, which are included in the commercial & industrial loan category, due to the government guarantee. The ratio of the total ACL to total gross loans, excluding PPP loans, decreased to 1.06% as of September 30, 2022, as compared to 1.22% as of September 30, 2021. The decrease was primarily related to improvements in the credit quality of certain loan portfolios related to strong real estate markets and collateral conditions.
The reserve for unfunded loan commitments was $32,500,000 as of September 30, 2022, compared to $27,500,000 as of September 30, 2021.
Management believes the total ACL is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth the amount of the Company’s allowance for loan losses by loan portfolio and class (periods prior to 2020 applied the incurred loss model as the current expected credit loss methodology ("CECL") was implemented in 2020).

September 30,	2022			2021			2020			2019			2018
	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)
	($ in thousands)
Commercial loans
Multi-family	$12,013	16.2%	0.5%	$16,949	16.3%	0.8%	$13,853	11.8%	0.9%	$7,391	11.7%	0.5%	$8,329	11.9%	0.6%
Commercial real estate	25,814	19.1	0.8	23,437	17.4	1.0	22,516	14.4	1.2	13,170	13.5	0.8	11,852	12.5	0.8
Commercial & industrial	57,210	14.2	2.5	45,957	16.3	2.0	38,665	16.5	1.8	31,450	10.5	2.5	28,702	9.8	2.5
Construction	26,161	8.7	1.9	25,585	7.9	2.3	24,156	10.5	1.8	32,304	9.6	2.8	31,317	9.1	3.0
Land – acquisition & development	12,278	1.3	5.8	13,447	1.3	7.5	10,733	1.2	7.0	9,155	1.3	5.7	7,978	1.1	6.5
Total commercial loans	133,476			125,375			109,923			93,470			88,178
Consumer loans
Single-family residential	25,518	35.4	0.4	30,978	35.5	0.6	45,186	40.8	0.9	30,988	48.2	0.5	33,033	49.7	0.6
Construction – custom	3,410	2.4	0.9	4,907	2.5	1.4	3,555	2.3	1.2	1,369	2.1	0.5	1,842	2.5	0.6
Land – consumer lot loans	5,047	0.9	3.4	4,939	1.0	3.4	2,729	0.8	2.7	2,143	0.8	2.2	2,164	0.8	2.2
HELOC	2,482	1.3	1.2	2,390	1.2	1.5	2,571	1.1	1.8	1,103	1.2	0.8	781	1.1	0.6
Consumer	2,875	0.5	4.0	2,711	0.6	3.2	2,991	0.6	3.6	2,461	1.1	1.9	3,259	1.5	1.9
Total consumer loans	39,332			45,925			57,032			38,064			41,079
Total allowance for loan losses (3)	$172,808	100%		$171,300	100%		$166,955	100%		$131,534	100%		$129,257	100%
 ___________________
(1)Represents the loans receivable for each respective loan class as a % of total loans receivable.
(2)Represents the allowance for each respective loan class as a % of loans receivable for that same loan class. The underlying commercial & industrial loan balances for September 30, 2022, 2021, 2020 include PPP loans for which no allowance was recorded. These PPP loan balances were $10,000,000, $312,000,000, and $745,000,000 as of September 30, 2022, 2021, and 2020, respectively.
(3)This does not include a reserve for unfunded commitments of $32,500,000, $27,500,000, $25,000,000, $6,900,000 and $7,250,000 as of September 30, 2022, 2021, 2020, 2019 and 2018, respectively.

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
The Bank will consider modifying the interest rate and terms of a loan if it determines that a modification is deemed to be the best option available for collection in full or to minimize the loss to the Bank. Most loans restructured in TDRs are accruing and performing loans where the borrower has proactively approached the Bank about a modification due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The modification of these loans is typically a payment reduction through a rate reduction of between 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. Principal forgiveness generally is not an available option for restructured loans. As of September 30, 2022, single-family residential loans comprised 82.5% of restructured loans. The Bank reserves for restructured loans within its pool based general reserve methodology, except in instances where management considers it appropriate to evaluate individually.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth information regarding the Company's restructured loans and non-performing assets.

September 30,	2022	2021	2020	2019	2018
	(In thousands)
Performing restructured loans	$55,823	$63,655	$89,072	$116,659	$150,667
Non-performing restructured loans	994	1,473	2,336	5,018	6,191
Total restructured loans	56,817	65,128	91,408	121,677	156,858
Non-accrual loans:
Commercial loans
Multi-family	5,912	475	—	—	27,643
Commercial real estate	4,691	8,038	3,771	5,835	2,427
Commercial & industrial	5,693	365	329	1,292	—
Construction	—	505	1,669	—	920
Land – acquisition & development	—	2,340	—	169	787
Total commercial loans	16,296	11,723	5,769	7,296	31,777
Consumer loans
Single-family residential	17,450	19,320	22,431	25,271	—
Construction – custom	435	—	—	—	8,971
Land – consumer lot loans	84	359	243	246	14,394
HELOC	233	287	553	907	523
Consumer	36	60	60	11	21
Total consumer loans	18,238	20,026	23,287	26,435	23,909
Total non-accrual loans (1)	34,534	31,749	29,056	33,731	55,686
Real estate owned	6,667	8,204	4,966	6,781	11,298
Other property owned	3,353	3,672	3,673	3,314	3,109
Total non-performing assets	44,554	43,625	37,695	43,826	70,093
Total non-performing assets and performing restructured loans	$100,377	$107,280	$126,767	$160,485	$220,760
Total non-performing assets and restructured loans as a percent of total assets	0.48%	0.55%	0.67%	0.97%	1.39%
Total non-performing assets to total assets	0.21%	0.22%	0.20%	0.27%	0.44%
___________________
(1)    For the year ended September 30, 2022, the Company recognized $3,334,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $1,330,000 for the same period had these loans performed according to their original contract terms. The recognized interest income may include more than twelve months of interest for some of the non-accrual loans that were brought current or paid off. In addition to the non-accrual loans reflected in the above table, the Company had $173,348,000 of loans that were less than 90 days delinquent at September 30, 2022 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total non-performing assets and performing restructured loans as a percent of total assets would have increased to 1.32% at September 30, 2022. For a discussion of the Company's policy for placing loans on non-accrual status, see Note A to the Consolidated Financial Statements included in Item 8 of this report.

Non-performing assets increased 2.1% to $44,554,000, or 0.21% of total assets, at September 30, 2022, compared to $43,625,000, or 0.22% of total assets, at September 30, 2021. The increase was primarily a result of $2,785,000 higher non-accrual loans partially offset by a $1,537,000 decline in real estate owned. Other property owned of $3,353,000 as of September 30, 2022 is comprised entirely of a government guarantee related to equipment obtained via a commercial loan foreclosure.

TDRs declined to $56,817,000 as of September 30, 2022, from $65,128,000 as of September 30, 2021. As of September 30, 2022, $55,823,000 or 98.3% of TDRs were performing. Non-performing TDRs of $994,000 are included in NPAs. Total NPAs

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
and performing TDRs as a percent of total assets has declined to 0.48% as of September 30, 2022, from 0.55% as of September 30, 2021. During 2022, there were TDR additions of $5,950,000 and reductions of $14,261,000 due to prepayments and transfers to REO. As of September 30, 2022, 82.5% of TDRs are comprised of single-family residential loans.

As of September 30, 2022, real estate owned totaled $6,667,000, a decrease of $1,537,000, or 18.7%, from $8,204,000 as of September 30, 2021, primarily due to sales of REO properties partially offset by new REO additions. During 2022, the Company sold real estate owned properties for total net proceeds of $6,978,000. The majority of REO properties are former bank premises that are expected to be sold.
The ratio of the allowance for loan losses to non-accrual loans decreased to 500% as of September 30, 2022, from 540% as of September 30, 2021.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents: Cash and cash equivalents decreased to $683,965,000 at September 30, 2022, as compared to $2,090,809,000 at September 30, 2021. The change was primarily due to funding growth in the loan portfolio of $2,279,994,000 partially offset by the $487,458,000 increase in customer accounts and $405,000,000 increase in FHLB borrowings.
Available-for-sale investment securities: Available-for-sale securities decreased $87,222,000, or 4.1%, during the year ended September 30, 2022, to $2,051,037,000, primarily due to a $123,077,000 decline in the value of available-for-sale securities, principal repayments of $510,156,000 and sales of $5,020,000, partially offset by purchases of $587,942,000. As of September 30, 2022, the Company had a net unrealized loss on available-for-sale securities of $111,700,000, which is recorded net of tax as part of shareholders' equity.
Substantially all of the Company’s available-for-sale debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The remaining securities are issued by highly-rated municipalities or corporate borrowers. The Company does not believe that any of its available-for-sale debt securities have credit loss impairment as of September 30, 2022, therefore, no allowance was recorded. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios as well as the economic conditions at future reporting periods.
Held-to-maturity investment securities: Held-to-maturity securities increased by $97,274,000 to $463,299,000, or 26.6%, during the year ended September 30, 2022, primarily due to purchases of $195,357,000 partially offset by principal repayments and maturities of $95,326,000. There were no held-to-maturity securities sold during the year ended September 30, 2022. Rising interest rates may cause these securities to be subject to unrealized losses. As of September 30, 2022, the net unrealized loss on held-to-maturity securities was $56,439,000, which management attributes to the change in interest rates since acquisition.
Substantially all of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The Company did not record an allowance for credit losses for held-to-maturity securities as of September 30, 2022 as the investment portfolio consists primarily of U.S. government agency mortgage-backed securities that management deems to have immaterial risk of loss. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios as well as the economic conditions at future reporting periods.
The table below shows the available-for-sale and held-for-investment securities portfolios categorized by maturity band.

September 30, 2022	Amortized Cost	Weighted Average Yield
	($ in thousands)
Due in less than 1 year	$75,000	3.74%
Due after 1 year through 5 years	214,341	3.50
Due after 5 years through 10 years	358,617	3.05
Due after 10 years	1,978,078	3.27
	$2,626,036	3.28%

For further information on our investment portfolio, see Note C to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Loans receivable: Loans receivable, net of related contra accounts, increased $2,279,994,000, or 16.5%, to $16,113,564,000 at September 30, 2022, from $13,833,570,000 one year earlier. The increase resulted primarily from originations of $8,736,193,000 and loan purchases of $564,584,000, partially offset by loan repayments of $6,194,448,000 and a $773,187,000 increase to loans-in-process during the year ended September 30, 2022. Commercial loan originations accounted for 77.7% of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
total originations and consumer originations were 22.3% as the Company continues to focus on commercial lending, coupled with growing economies in all major markets in which we operate.
The following table presents loan balances by category and the year-over-year change.

	September 30, 2022		September 30, 2021		Change
	($ in thousands)		($ in thousands)		$	%
Gross loans by category
Commercial loans
Multi-family	$2,645,801	13.6%	$2,291,477	14.1%	$354,324	15.5%
Commercial real estate	3,133,660	16.2	2,443,845	15.0	689,815	28.2
Commercial & industrial (1)	2,350,984	12.1	2,314,654	14.2	36,330	1.6
Construction	3,784,388	19.5	2,888,214	17.7	896,174	31.0
Land - acquisition & development	291,301	1.5	222,457	1.4	68,844	30.9
Total commercial loans	12,206,134	63.1	10,160,647	62.3	2,045,487	20.1
Consumer loans
Single-family residential	5,771,862	29.8	4,951,627	30.4	820,235	16.6
Construction - custom	974,652	5.0	783,221	4.8	191,431	24.4
Land - consumer lot loans	153,240	0.8	149,956	0.9	3,284	2.2
HELOC	203,528	1.0	165,989	1.0	37,539	22.6
Consumer	75,543	0.4	87,892	0.5	(12,349)	(14.1)
Total consumer loans	7,178,825	36.9	6,138,685	37.7	1,040,140	16.9
Total gross loans	19,384,959	100%	16,299,332	100%	3,085,627	18.9%
Less:
Allowance for loan losses	172,808		171,300		1,508	0.9
Loans in process	3,006,023		2,232,836		773,187	34.6
Net deferred fees, costs and discounts	92,564		61,626		30,938	50.2
Total loan contra accounts	3,271,395		2,465,762		805,633	32.7
Net loans	$16,113,564		$13,833,570		$2,279,994	16.5%
(1) Includes $10,237,000 of SBA Payroll Protection Program loans as of September 30, 2022.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the Company’s loan portfolio, due for the periods indicated based on contractual terms to maturity or repricing.

September 30, 2022	Total	Less than 1 Year	1 to 5 Years	5 to 15 Years	After 15 Years
	(In thousands)
Commercial loans
Multi-family	$2,626,479	$804,188	$844,632	$943,280	$34,379
Commercial real estate	3,111,112	1,178,997	833,770	1,088,338	10,007
Commercial & industrial	2,343,403	1,363,572	519,991	395,508	64,332
Construction	1,423,891	1,190,975	52,986	172,793	7,137
Land - acquisition & development	223,616	210,088	11,237	2,291	—
Total commercial loans	9,728,501	4,747,820	2,262,616	2,602,210	115,855
Consumer loans
Single-family residential	5,726,979	65,329	38,782	385,768	5,237,100
Construction - custom	397,343	—	—	3,306	394,037
Land - consumer lot loans	151,945	26,585	25,113	9,634	90,613
HELOC	206,033	205,811	145	77	—
Consumer	75,571	31,452	2,379	34,309	7,431
Total consumer loans	6,557,871	329,177	66,419	433,094	5,729,181
	$16,286,372	$5,076,997	$2,329,035	$3,035,304	$5,845,036

The contractual loan payment period for residential mortgage loans originated by the Company normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans typically have a weighted average life of approximately five years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables provide information regarding loans receivable by loan class and geography.

September 30, 2022	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	(In thousands)
Washington	$283,434	$492,925	$964,779	$270,403	$68,403	$2,787,331	$220,476	$84,514	$111,276	$31,472	$5,315,013
Oregon	500,748	383,981	240,020	156,781	54,767	817,868	39,884	15,912	26,091	387	2,236,439
Arizona	583,341	537,134	123,129	249,684	15,883	720,414	47,847	21,998	22,570	291	2,322,291
Utah	285,807	265,358	95,718	370,829	29,853	448,050	34,451	5,299	11,294	11,709	1,558,368
Texas	423,277	650,279	576,134	184,670	23,218	147,709	2,131	207	2,908	25	2,010,558
New Mexico	153,519	237,446	18,261	62,062	9,470	193,004	11,518	3,212	10,681	664	699,837
Idaho	122,474	204,419	23,558	50,491	16,413	342,086	27,230	14,461	14,291	57	815,480
Nevada	143,749	157,897	47,409	39,782	5,609	252,109	13,806	6,342	6,922	11,833	685,458
Other	130,130	181,673	254,395	39,189	—	18,408	—	—	—	19,133	642,928
	$2,626,479	$3,111,112	$2,343,403	$1,423,891	$223,616	$5,726,979	$397,343	$151,945	$206,033	$75,571	$16,286,372

Percentage by geographic area
September 30, 2022	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	As % of total gross loans
Washington	1.7%	3.0%	5.9%	1.7%	0.4%	17.1%	1.3%	0.5%	0.7%	0.2%	32.5%
Oregon	3.1	2.3	1.5	1.0	0.4	5.0	0.2	0.1	0.2	—	13.8
Arizona	3.6	3.3	0.8	1.5	0.1	4.4	0.3	0.2	0.1	—	14.3
Utah	1.7	1.6	0.6	2.3	0.2	2.8	0.2	—	0.1	0.1	9.6
Texas	2.6	4.0	3.5	1.1	0.1	0.9	—	—	—	—	12.2
New Mexico	0.9	1.5	0.1	0.4	0.1	1.2	0.1	—	0.1	—	4.4
Idaho	0.8	1.3	0.1	0.3	0.1	2.1	0.2	0.1	0.1	—	5.1
Nevada	0.9	1.0	0.3	0.2	—	1.6	0.1	—	—	0.1	4.2
Other	0.8	1.1	1.6	0.2	—	0.1	—	—	—	0.1	3.9
	16.1%	19.1%	14.4%	8.7%	1.4%	35.2%	2.4%	0.9%	1.3%	0.5%	100%

Percentage by geographic area as a % of each loan type
September 30, 2022	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC
	As % of total gross loans
Washington	10.8%	15.8%	41.2%	19.0%	30.6%	48.6%	55.5%	55.6%	54.0%	41.6%
Oregon	19.1	12.3	10.2	11.0	24.5	14.3	10.0	10.5	12.7	0.5
Arizona	22.2	17.3	5.3	17.5	7.1	12.6	12.0	14.5	10.9	0.4
Utah	10.9	8.5	4.1	26.0	13.4	7.8	8.7	3.5	5.5	15.5
Texas	16.1	20.9	24.6	13.0	10.4	2.6	0.5	0.1	1.4	—
New Mexico	5.8	7.6	0.8	4.4	4.2	3.4	2.9	2.1	5.2	0.9
Idaho	4.7	6.6	1.0	3.5	7.3	6.0	6.9	9.5	6.9	0.1
Nevada	5.5	5.1	2.0	2.8	2.5	4.4	3.5	4.2	3.4	15.7
Other	4.9	5.9	10.8	2.8	—	0.3	—	—	—	25.3
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table shows the change in the geographic distribution by state of the loan portfolio since the prior year.

September 30,	2022	2021	Change
Washington	32.5%	36.1%	(3.6)
Oregon	13.8	15.9	(2.1)
Arizona	14.3	11.9	2.4
Utah	9.6	8.0	1.6
Texas	12.2	10.1	2.1
New Mexico	4.4	4.6	(0.2)
Idaho	5.1	5.1	—
Nevada	4.2	4.0	0.2
Other (1)	3.9	4.3	(0.4)
	100%	100%
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

Interest receivable: Interest receivable was $63,872,000 as of September 30, 2022, an increase of $13,236,000, or 26.1%, since September 30, 2021. The increase was primarily a result of a 16.5% increase in loans receivable and the increase in interest rates.

Bank Owned Life Insurance: Bank-owned life insurance increased to $237,931,000 as of September 30, 2022 from $233,263,000 as of September 30, 2021, primarily as a result of increases in the cash surrender value of the policies. The investments in bank-owned life insurance serve to assist in funding growing employee benefit costs.
Intangible assets: The Company's intangible assets totaled $309,009,000 at September 30, 2022 compared to $310,019,000 as of September 30, 2021. The balance at September 30, 2022 is comprised of $303,457,000 of goodwill and the unamortized balance of the core deposit and other intangibles of $5,552,000.

Customer accounts: As of September 30, 2022, customer deposits totaled $16,029,570,000 compared with $15,542,112,000 at September 30, 2021, a $487,458,000, or 3.1%, increase. During 2022, the Company was able to increase transaction accounts by $583,502,000 or 4.8% while time deposits decreased by $96,044,000 or 2.8%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table shows customer deposits by account type.

($ in thousands)	September 30, 2022			September 30, 2021
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
Non-interest checking	$3,266,734	20.4%	—%	$3,122,397	20.1%	—%
Interest checking	3,497,795	21.8	0.90	3,566,322	22.9	0.20
Savings	1,059,093	6.6	0.13	1,039,336	6.7	0.11
Money market	4,867,905	30.4	0.49	4,379,970	28.2	0.19
Time deposits	3,338,043	20.8	0.74	3,434,087	22.1	0.54
Total	$16,029,570	100%	0.51%	$15,542,112	100%	0.23%

The following table shows the geographic distribution by state for customer deposits.

($ in thousands)	September 30, 2022		September 30, 2021		$ Change	% Change
Washington	$7,209,123	45.0%	$6,742,208	43.4%	$466,915	6.9%
Oregon	2,878,933	18.0	3,006,222	19.3	(127,289)	(4.2)%
Arizona	1,625,957	10.1	1,551,671	10.0	74,286	4.8%
New Mexico	1,363,525	8.5	1,292,965	8.3	70,560	5.5%
Idaho	1,052,550	6.6	1,067,834	6.9	(15,284)	(1.4)%
Utah	802,635	5.0	1,027,317	6.6	(224,682)	(21.9)%
Nevada	534,655	3.3	522,988	3.4	11,667	2.2%
Texas	562,192	3.5	330,907	2.1	231,285	69.9%
	$16,029,570	100%	$15,542,112	100%	$487,458	3.1%

The following table sets forth, by various interest rate categories, the amount of fixed-rate time deposits that mature during the periods indicated.

	Maturing in
September 30, 2022	1 to 3 Months	4 to 6 Months	7 to 12 Months	13 to 24 Months	25 to 36 Months	37 to 60 Months	Total
	(In thousands)
Fixed-rate time deposits:
Under 1.00%	$921,215	$805,638	$762,799	$104,030	$42,473	$69,058	$2,705,213
1.00% to 1.99%	16,134	1,300	—	223,747	63,520	—	304,701
2.00% to 2.99%	70,386	159,584	47,882	50,000	—	—	327,852
3.00% to 3.99%	—	277	—	—	—	—	277
Total	$1,007,735	$966,799	$810,681	$377,777	$105,993	$69,058	$3,338,043

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
At September 30, 2022, the Bank had $804,410,000 of time deposits in amounts of $250,000 or more outstanding, maturing as follows: $232,735,000 within 3 months; $277,930,000 over 3 months through 6 months; $167,565,000 over 6 months through 12 months; and $126,180,000 thereafter.
Time deposits with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year but less than four years, the penalty is 180 days of interest. When the maturity is

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
greater than four years, the penalty is 365 days of interest. Early withdrawal penalty fee income for the years ended 2022, 2021 and 2020 amounted to $267,000, $198,000 and $539,000, respectively.
For additional details on customer accounts, including uninsured deposits, see Note K to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

FHLB advances: FHLB advances increased to $2,125,000,000 as of September 30, 2022, as compared to $1,720,000,000 at September 30, 2021. Strong growth in in loans receivable were partially funded by new FHLB borrowings. The weighted average rate for FHLB borrowings was 2.02% as of September 30, 2022, versus 1.51% at September 30, 2021, the increase being primarily due to higher rates on new short-term borrowings. The Company has entered into interest rate swaps to hedge interest rate risk and convert certain FHLB advances to fixed rate payments. Taking into account these hedges, the weighted average effective maturity of FHLB advances at September 30, 2022 is 3.25 years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
COMPARISON OF 2022 RESULTS WITH 2021
Net Income: Net income increased $52,715,000, or 28.7%, to $236,330,000 for the year ended September 30, 2022, as compared to $183,615,000 for the year ended September 30, 2021. The change was due to the factors described below.
Net Interest Income: For the year ended September 30, 2022, net interest income was $594,589,000, an increase of $89,480,000 or 17.7% from the year ended September 30, 2021. The increase in net interest income from the prior year was primarily due to average interest-earning assets increasing by $776,307,000 or 4.3% while average interest-bearing liabilities increased by $273,037,000 or 1.9%. During 2022, the average balance of loans receivable increased $1,873,469,000 or 14.2%, while the combined average balances of mortgage backed securities, other investment securities and cash decreased by $1,061,655,000 or 22.6%. Average noninterest-bearing deposits grew by $569,347,000 over the same period. The change in net interest income was also impacted by the average rate earned on interest-earning assets increasing by 26 basis points while the average rate paid on interest-bearing liabilities declined by 11 basis points.
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

	Twelve Months Ended September 30,
	2022 vs. 2021 Increase (Decrease) Due to			2021 vs. 2020 Increase (Decrease) Due to			2020 vs. 2019 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)			(In thousands)
Interest income:
Loan portfolio	$74,710	$(10,778)	$63,932	$40,365	$(48,413)	$(8,048)	$21,197	$(43,585)	$(22,388)
Mortgage-backed securities	(3,101)	4,725	1,624	(16,011)	(8,593)	(24,604)	(13,094)	(12,079)	(25,173)
Investments (1)	(9,347)	18,540	9,193	18,824	(15,827)	2,997	19,566	(22,206)	(2,640)
All interest-earning assets	62,262	12,487	74,749	43,178	(72,833)	(29,655)	27,669	(77,870)	(50,201)
Interest expense:
Customer accounts	2,170	(1,442)	728	11,184	(69,183)	(57,999)	9,781	(31,685)	(21,904)
FHLB advances and other borrowings	(9,002)	(6,457)	(15,459)	(6,003)	(1,254)	(7,257)	(35)	(16,710)	(16,745)
All interest-bearing liabilities	(6,832)	(7,899)	(14,731)	5,181	(70,437)	(65,256)	9,746	(48,395)	(38,649)
Change in net interest income	$69,094	$20,386	$89,480	$37,997	$(2,396)	$35,601	$17,923	$(29,475)	$(11,552)
___________________
(1)Includes interest on cash equivalents and dividends on stock of the FHLB of Des Moines and FRB of San Francisco.

Provision (Release) for Credit Losses: The Company recorded a provision for credit losses of $3,000,000 in 2022, compared to a provision of $500,000 for 2021. In 2022, provisioning for net growth in unfunded commitments and the loan portfolio was mostly offset by improvements in the credit quality of certain loan portfolios related to strong real estate markets and collateral conditions. For the year ended September 30, 2022, net recoveries were $3,508,000, compared to $6,345,000 in the prior year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Other Income: Other income was $66,372,000 for the year ended September 30, 2022, an increase of $5,811,000, or 9.6%, from $60,561,000 for the year ended September 30, 2021. The increase is primarily due to unrealized gains recorded for certain equity investments being $3,555,000 higher in the year ended September 30, 2022.

Other Expense: Operating expense was $358,575,000 for the year ended September 30, 2022, an increase of $26,116,000, or 7.9%, from the $332,459,000 for the year ended September 30, 2021. Compensation and benefits costs increased $17,811,000 or 10.1% year-over-year primarily due to annual merit increases, higher bonus compensation accruals related to strong deposit and loan growth, and strategic investments in top talent as well as contract staff to support strategic projects. Information technology costs increased by $4,465,000 in 2022 as compared to 2021 as we continue to execute becoming a digital first bank. The Company’s efficiency ratio was 54.3% for 2022 as compared to 58.8% for the prior year. The number of staff, including part-time employees on a full-time equivalent basis, was 2,132 and 2,082 at September 30, 2022 and 2021, respectively. Total operating expense for the years ended September 30, 2022, and 2021 were 1.78% and 1.72%, respectively, of average assets.
Gain (Loss) on Real Estate Owned: Net gain on real estate owned was $651,000 for the year ended September 30, 2022, compared to a net gain of $427,000 for the year ended September 30, 2021. This amount includes ongoing maintenance expense, periodic valuation adjustments, and gains (losses) on sales of REO.

Income Tax Expense: Income tax expense was $63,707,000 for the year ended September 30, 2022, an increase of $14,184,000, or 28.6%, from the $49,523,000 for the year ended September 30, 2021. The increase is mostly due to a 28.7% increase in pre-tax income. The effective tax rate for 2022 was 21.23% as compared to 21.24% for the year ended September 30, 2021. The effective tax rate of 21.23% for 2022 differs from the statutory rate of 21% mainly due to the effects of state taxes, tax exempt income, tax credit investments and certain differences in book and tax deductions.

COMPARISON OF 2021 RESULTS WITH 2020

For management's review of the factors that affected our results of operations for the years ended September 30, 2021 and 2020 refer to our Annual Report on Form 10-K for the year ended September 30, 2021, which was filed with the Securities and Exchange Commission on November 19, 2021.

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
The Company's shareholders' equity at September 30, 2022, was $2,274,260,000, or 10.95% of total assets, as compared to $2,126,064,000, or 10.82% of total assets, at September 30, 2021. The Company's shareholders' equity was impacted in the year by net income of $236,330,000, the payment of $61,576,000 in common stock dividends, payment of $14,625,000 in preferred stock dividends, $3,260,000 of treasury stock purchases, as well as other comprehensive loss of $17,304,000. The Company paid out 28.0% of its 2022 earnings in cash dividends to common shareholders, compared with 38.1% last year. For the year ended September 30, 2022, the Company returned 27.4% of net income to shareholders in the form of cash dividends and share repurchases as compared to 226% for the year ended September 30, 2021. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment. The Company’s share repurchase program may be modified, suspended or terminated at any time, and the timing and amount of share repurchases is subject to market conditions and the market price of the Company’s common stock, as well as other factors.
The Bank has a credit line with the FHLB up to 45% of total assets depending on specific collateral eligibility. This line provides a substantial source of additional liquidity if needed. Based on collateral pledged as of September 30, 2022, the Bank had $3,564,720,000 of additional borrowing capacity at the FHLB.

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
The Company's cash and cash equivalents were $683,965,000 at September 30, 2022, which is a 67.3% decrease from the balance of $2,090,809,000 as of September 30, 2021. The change was primarily due to funding growth in the loan portfolio of $2,279,994,000 partially offset by the $487,458,000 increase in customer accounts and $405,000,000 increase in FHLB borrowings. See “Changes in Financial Condition” above and the “Statement of Cash Flows” included in the financial statements for additional details regarding this change.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table presents the Company's significant fixed and determinable contractual obligations, within the categories described below, by contractual maturity or payment amount.

September 30, 2022	Total	Less than 1 Year	1 to 5 Years	Over 5 Years
	(In thousands)
Customer accounts (1)	$16,029,570	$15,476,743	$552,827	$—
Debt obligations (2)	2,125,000	2,025,000	100,000	—
Operating lease obligations	30,695	6,215	16,697	7,783
	$18,185,265	$17,507,958	$669,524	$7,783
(1) Includes non-maturing customer transaction accounts.
(2) Represents contractual maturities of FHLB advances. Taking into account cash flow hedges, the weighted average effective maturity of FHLB advances at September 30, 2022 is 3.25 years.
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

Interest rate risk arises in part due to the Bank's significant holdings of fixed-rate single-family home loans, which are longer-term than customer accounts that constitute its primary liabilities. Accordingly, assets do not usually respond as quickly to changes in interest rates as liabilities. In the absence of management action, net interest income can be expected to decline when interest rates rise and to expand when interest rates fall. Shortening the maturity or repricing of the investment portfolio is one action that management can take. The composition of the investment portfolio was 39.1% variable rate and 60.9% fixed rate as of September 30, 2022 to provide some protection against rising rates. In addition, the Bank is producing more commercial loans that have shorter terms and/or variable rates and has increased less rate sensitive transaction deposit accounts to 79.2% of the deposit portfolio.

The Company's balance sheet strategy, in conjunction with low operating costs, has allowed the Company to manage interest rate risk, within guidelines established by the Board, through all interest rate cycles. It is management's objective to grow the dollar amount of net interest income, through the rate cycles, acknowledging that there will be some periods of time when that will not be feasible. Cash and cash equivalents of $683,965,000 and shareholders' equity of $2,274,260,000 provide management with flexibility in managing interest rate risk. Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing commercial loans having shorter average lives and transaction deposit accounts, to position itself for changing interest rates.

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

In the event of an immediate and parallel increase of 200 basis points in both short- and long-term interest rates, the model estimates that net interest income would increase by 1.9% in the next year. This compares to an estimated increase of 9.7% as of the September 30, 2021 analysis. It is noted that a flattening yield curve where the spread between short-term rates and long-term rates decreases would likely result in lower net interest income and vice versa for a steepening yield curve. Management estimates that a gradual increase of 300 basis points in short-term rates and 100 basis points in long-term rates over two years would result in a 0.5% increase in net interest income in the first year and an increase of 1.8% in the second year, assuming a constant balance sheet and no management intervention.

Net Portfolio Value ("NPV") Sensitivity. The NPV is an estimate of the market value of shareholders' equity at a point in time. It is derived by calculating the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates provides a longer term view of interest rate risk of the current balance sheet as it incorporates all future expected cash flows. As of September 30, 2022, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decrease by $617,000,000, or 20.9%, and the NPV-to-total assets ratio to decline to 12.6% from a base of 14.9%. As of September 30, 2021, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV was estimated to decrease by $207,000,000, or 6.8%, and the NPV-to-total assets ratio to decline to 15.2% from a base of 15.5%. The change in the sensitivity of the NPV ratio to this assumed change in interest rates is primarily due to the flattening of the yield curve and changes in balance sheet mix year over year.

Interest Rate Spread. The interest rate spread is measured as the difference between the rate on interest-earning assets and the rate on interest-bearing liabilities at the end of each period. The period end interest rate spread was 3.36% at September 30, 2022 and 2.45% at September 30, 2021. As of September 30, 2022, the weighted-average rate on interest-earning assets increased by 124 basis points to 4.04% compared to September 30, 2021. The higher rate on interest-earning assets is due primarily to the Federal Reserve Bank's rate increases which have led to higher rates on adjustable rate loans, investment securities and cash as well as asset mix shifting to loans receivable. As of September 30, 2022, the weighted-average rate on interest-bearing liabilities increased by 33 basis points to 0.68% compared to September 30, 2021. The higher rate on interest-bearing liabilities primarily resulted from customer deposits repricing and a higher rate on new FHLB borrowings. The period end interest rate spread for the last eight fiscal quarters is shown below:

	SEP 2022	JUN 2022	MAR 2022	DEC 2021	SEP 2021	JUN 2021	MAR 2021	DEC 2020
Interest rate on loans and mortgage-backed securities	4.13%	3.67%	3.37%	3.30%	3.37%	3.30%	3.38%	3.48%
Interest rate on other interest-earning assets	3.16	2.02	0.85	0.67	0.53	0.58	0.54	0.64
Combined, all interest-earning assets	4.04	3.50	2.93	2.83	2.80	2.72	2.75	2.92
Interest rate on customer accounts	0.51	0.32	0.24	0.23	0.23	0.24	0.25	0.36
Interest rate on borrowings (1)	2.02	1.43	1.55	1.49	1.51	1.74	1.84	1.82
Combined cost of funds	0.68	0.43	0.36	0.35	0.35	0.41	0.45	0.58
Interest rate spread	3.36%	3.07%	2.57%	2.48%	2.45%	2.31%	2.30%	2.34%
(1) Represents the effective rate taking into consideration cash flow hedges on FHLB borrowings.

The chart below shows the volatility of our period end net interest spread (dashed line measured against the right axis) compared to the relatively consistent growth in net interest income (solid line measured against the left axis). The relative consistency of net interest income is accomplished by actively managing the size and composition of the balance sheet through different rate cycles.

Net Interest Margin. The net interest margin is measured using net interest income divided by average interest-earning assets for the period. The net interest margin increased to 3.16% for the year ended September 30, 2022, from 2.80% for the year ended September 30, 2021. The yield on interest-earning assets increased 26 basis points to 3.54% and the cost of interest-bearing liabilities decreased by 11 basis points to 0.50%. The higher yield on interest-earning assets was primarily due to the impact of rising rates on adjustable rate assets and cash. Amortization of net loan origination fees on PPP loans declined to $6,536,000 during the year ended September 30, 2022 compared to $10,291,000 in the prior year. The lower rate in interest-bearing liabilities was primarily due to replacing high-yielding, long-term FHLB borrowings with new borrowings at lower rates.

For the year ended September 30, 2022, average interest-earning assets increased by 4.3% to $18,812,481,000, up from $18,036,174,000 for the year ended September 30, 2021. The substantial balance sheet growth in 2022 was primarily due to the growth in loans receivable. During 2022, average loans receivable increased $1,873,469,000, or 14.2%, while the combined average balances of mortgage-backed securities, other investment securities and cash decreased by $1,061,655,000 or 22.6%. Management views organic loan growth as the highest and best use of capital; thus the focus on primarily growing loans receivable.

During 2022, average interest-bearing customer deposit accounts increased $775,955,000 or 6.5% and the average balance of FHLB borrowings decreased by $502,917,000, or 22.5%, from 2021.

The following table sets forth the information explaining the changes in the net interest income and net interest margin.

	Net Interest Income Summary
	Year Ended September 30,
	2022			2021			2020
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Loans receivable (1)	$15,083,111	$601,593	3.99%	$13,209,642	$537,660	4.07%	$12,266,430	$545,708	4.44%
Mortgage-backed securities	1,141,501	26,332	2.31	1,290,901	24,707	1.91	2,060,804	49,312	2.39
Cash and other investment securities (2)	2,500,008	33,555	1.34	3,412,263	23,051	0.68	1,587,602	20,112	1.26
FHLB & FRB stock	87,861	4,879	5.55	123,368	6,192	5.02	135,294	6,133	4.52
Total interest-earning assets	18,812,481	666,359	3.54%	18,036,174	591,610	3.28%	16,050,130	621,265	3.86%
Other assets	1,343,848			1,279,085			1,254,061
Total assets	$20,156,329			$19,315,259			$17,304,191
Liabilities and Shareholders’ Equity
Interest-bearing customer accounts	$12,738,719	43,041	0.34%	$11,962,764	42,312	0.35%	$10,647,044	100,312	0.94%
FHLB advances	1,731,110	28,729	1.66	2,234,027	44,188	1.98	2,532,596	51,445	2.03
Other borrowings	10	—	2.49	11	—	0.69	19	—	0.46
Total interest-bearing liabilities	14,469,839	71,770	0.50%	14,196,802	86,500	0.61%	13,179,659	151,757	1.15%
Noninterest-bearing customer accounts	3,249,120			2,679,773			1,870,032
Other liabilities	245,213			249,134			244,203
Total liabilities	17,964,172			17,125,709			15,293,894
Shareholders’ equity	2,195,157			2,189,550			2,010,297
Total liabilities and shareholders’ equity	$20,159,329			$19,315,259			$17,304,191
Net interest income/interest rate spread		$594,589	3.04%		$505,110	2.67%		$469,508	2.71%
Net interest margin (3)			3.16%			2.80%			2.93%

   ___________________
(1)Interest income includes net amortization-accretion of deferred loan fees, costs, discounts and premiums of $29,156,000, $48,079,000 and $25,060,000 for year ended 2022, 2021 and 2020, respectively.
(2)Includes cash equivalents and non-mortgage backed security investments, such as U.S. agency obligations, mutual funds, corporate bonds, and municipal bonds.
(3)Net interest income divided by average interest-earning assets.

The following table shows the potential impact of rising interest rates on net income for one year. The Company's focus is primarily on the impact of abrupt upward or downward changes in short term rates. It is important to note that this is not a forecast or prediction of future events, but is used as a tool for measuring potential risk. This analysis assumes zero balance sheet growth and a constant percentage composition of assets and liabilities.

	Potential Increase (Decrease) in Net Interest Income
Basis Point Increase (Decrease) in Interest Rates	September 30, 2022		September 30, 2021
	(In thousands, except percentages)
(200)	$(18,501)	(2.40)%	N/A	N/A
(100)	(10,525)	(1.37)	N/A	N/A
100	4,788	0.62	$24,612	4.76%
200	14,381	1.87	50,065	9.67
300	21,110	2.74	72,721	14.05

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

Another method used to quantify interest rate risk is the NPV analysis. This analysis calculates the difference between the present value of interest-bearing liabilities and the present value of expected cash flows from interest-earning assets and off-balance-sheet contracts. The following tables set forth an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (measured in 100-basis-point increments).
The tables below express the NPV under varying interest scenarios.

September 30, 2022
Change in Interest Rates	Estimated NPV Amount	Estimated Increase/(Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)	(In thousands)	(In thousands)
300	$1,987,904	$(956,559)	11.06%
200	2,327,875	(616,588)	12.57
100	2,647,946	(296,517)	13.86
No change	2,944,463	—	14.93

September 30, 2021
Change in Interest Rates	Estimated NPV Amount	Estimated Increase/(Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)	(In thousands)	(In thousands)
300	$2,705,037	$(353,315)	14.88%
200	2,851,010	(207,342)	15.24
100	2,973,814	(84,538)	15.45
No change	3,058,352	—	15.46

As of September 30, 2022, the Company was in compliance with all of its interest rate risk policy guidelines.

Item 8.                 Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Washington Federal, Inc.
Seattle, Washington

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Washington Federal, Inc. and subsidiaries (the “Company”) as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 18, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Allowance for Loan Losses - Refer to Notes A and E to the financial statements

Critical Audit Matter Description

Estimates of expected credit losses on loans under the current expected credit loss (“CECL”) methodology required under Financial Accounting Standards Board ("FASB") Accounting Standards Codification No. 326, Financial Instruments - Credit Losses ("ASC 326") are based on relevant information about current conditions, past events, and reasonable and supportable forward-looking forecasts regarding collectability of the reported amounts. In order to estimate the allowance for loan losses ("ALL"), the Company used either a cohort or weighted average remaining maturities (“WARM”) methodology to determine the historical loss rate, by loan portfolio class, then considered whether qualitative adjustments to those historical loss rates were warranted. As of September 30, 2022, the ALL was $172,808,000.

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

Given the significance of the ALL, reliance on historical loss rates and the management judgments required for quantitative and qualitative evaluation of past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts, performing audit procedures to evaluate the ALL requires a high degree of auditor judgment and increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ALL, included the following, among others:

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

•Specific to the qualitative adjustments made to the historical loss rates:

•We assessed the appropriateness of the framework for the qualitative adjustments.
•We performed analysis to evaluate the relevance of each of the reasonable and supportable forecast assumptions to historic losses.
•We evaluated management’s reasonable and supportable forecast of economic variables by comparing forecasts to relevant external market data.
•We assessed management’s determination whether, and to what extent, a qualitative adjustment was warranted to certain loan portfolio classes to account for specific risk characteristics or current conditions that differ from the period over which the historical loss rate was determined.

/s/ Deloitte & Touche LLP

Seattle, Washington
November 18, 2022

We have served as the Company’s auditor since at least 1982; however, an earlier year could not be reliably determined.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2022	September 30, 2021
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$683,965	$2,090,809
Available-for-sale securities, at fair value	2,051,037	2,138,259
Held-to-maturity securities, at amortized cost	463,299	366,025
Loans receivable, net of allowance for loan losses of $172,808 and $171,300	16,113,564	13,833,570
Interest receivable	63,872	50,636
Premises and equipment, net	243,062	255,152
Real estate owned	6,667	8,204
FHLB & FRB stock	95,073	102,863
Bank owned life insurance	237,931	233,263
Intangible assets, including goodwill of $303,457 and $303,457	309,009	310,019
Federal and state income tax assets, net	—	3,877
Other assets	504,652	257,897
	$20,772,131	$19,650,574
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$12,691,527	$12,108,025
Time deposit accounts	3,338,043	3,434,087
	16,029,570	15,542,112
FHLB advances	2,125,000	1,720,000
Advance payments by borrowers for taxes and insurance	50,051	47,016
Federal and state income tax liabilities, net	3,306	—
Accrued expenses and other liabilities	289,944	215,382
	18,497,871	17,524,510
Commitments and contingencies (see Note M)
Shareholders’ equity
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 300,000 and 300,000 shares issued; 300,000 and 300,000 shares outstanding	300,000	300,000
Common stock, $1.00 par value, 300,000,000 shares authorized; 136,270,886 and 135,993,254 shares issued; 65,330,126 and 65,145,268 shares outstanding	136,271	135,993
Paid-in capital	1,686,975	1,678,622
Accumulated other comprehensive income (loss), net of taxes	52,481	69,785
Treasury stock, at cost; 70,940,760 and 70,847,986 shares	(1,590,207)	(1,586,947)
Retained earnings	1,688,740	1,528,611
	2,274,260	2,126,064
	$20,772,131	$19,650,574

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended September 30,	2022	2021	2020
	(In thousands, except share data)
INTEREST INCOME
Loans receivable	$601,592	$537,660	$545,708
Mortgage-backed securities	26,332	24,708	49,312
Investment securities and cash equivalents	38,435	29,242	26,245
	666,359	591,610	621,265
INTEREST EXPENSE
Customer accounts	43,041	42,313	100,312
FHLB advances	28,729	44,188	51,445
	71,770	86,501	151,757
Net interest income	594,589	505,109	469,508
Provision (release) for credit losses	3,000	500	21,750
Net interest income after provision (release)	591,589	504,609	447,758

OTHER INCOME
Gain (loss) on sale of investment securities	99	14	15,028
Gain (loss) on termination of hedging derivatives	—	14,110	—
Prepayment penalty on long-term debt	—	(13,788)	(13,809)
Loan fee income	7,168	6,899	7,293
Deposit fee income	25,942	24,686	23,691
Other income	33,163	28,640	54,757
	66,372	60,561	86,960
OTHER EXPENSE
Compensation and benefits	193,917	176,106	147,596
Occupancy	42,499	39,610	39,570
FDIC insurance premiums	9,531	14,368	10,939
Product delivery	19,536	18,505	17,010
Information technology	47,202	42,737	52,902
Other expense	45,890	41,133	47,541
	358,575	332,459	315,558
Gain (loss) on real estate owned, net	651	427	26
Income before income taxes	300,037	233,138	219,186
Income tax expense	63,707	49,523	45,748
Net income	236,330	183,615	173,438
Dividends on preferred stock	14,625	10,034	—
Net income available to common shareholders	$221,705	$173,581	$173,438

PER SHARE DATA
Basic earnings per common share	$3.40	$2.39	$2.26
Diluted earnings per common share	3.39	2.39	2.26
Dividends paid on common stock per share	0.95	0.91	0.87
Basic weighted average number of common shares outstanding	65,287,650	72,529,188	76,721,969
Diluted weighted average number of common shares outstanding	65,404,110	72,565,920	76,731,464

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended September 30,	2022	2021	2020
	(In thousands)
Net income	$236,330	$183,615	$173,438
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) during the period on available-for-sale debt securities, net of tax of $36,908, $(2,020) and $(6,220)	(123,077)	6,762	20,528
Reclassification adjustment of net (gain) loss included in net income during the period from sale of available-for-sale securities, net of tax of $(23), $(3) and $3,456	76	11	(11,572)
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	(123,001)	6,773	8,956

Net unrealized gain (loss) during the period on borrowing cash flow hedges, net of tax of $(31,805), $(17,003) and $2,204	105,697	56,924	(7,295)
Reclassification adjustment of net (gain) loss included in net income during the period from hedging derivatives, net of tax of $—, $3,245 and $0	—	(10,865)	—
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	105,697	46,059	(7,295)

Other comprehensive income (loss)	(17,304)	52,832	1,661
Comprehensive income	$219,026	$236,447	$175,099

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at September 30, 2019	$—	$135,540	$1,672,417	$1,335,909	$15,292	$(1,126,163)	$2,032,995

Adjustment pursuant to adoption of ASU 2016-13	—	—	—	(21,945)	—	—	(21,945)
Net income	—	—	—	173,438	—	—	173,438
Other comprehensive income (loss)	—	—	—	—	1,661	—	1,661
Dividends on common stock ($0.87 per share)	—	—	—	(66,496)	—	—	(66,496)
Proceeds from stock-based awards	—	8	136	—	—	—	144
Stock-based compensation expense	—	179	6,290	—	—	—	6,469
Treasury stock purchased	—	—	—	—	—	(112,133)	(112,133)
Balance at September 30, 2020	—	135,727	1,678,843	1,420,906	16,953	(1,238,296)	2,014,133

Net income	—	—	—	183,615	—	—	183,615
Other comprehensive income (loss)	—	—	—		52,832	—	52,832
Issuance of preferred stock, net	300,000	—	(6,675)	—	—	—	293,325
Dividends on common stock ($0.91 per share)	—	—	—	(65,876)	—	—	(65,876)
Dividends on preferred stock ($33.45 per share)	—	—	—	(10,034)	—	—	(10,034)
Proceeds from stock-based awards	—	20	319	—	—	—	339
Stock-based compensation expense	—	246	6,135	—	—	—	6,381
Treasury stock purchased	—	—	—	—	—	(348,651)	(348,651)
Balance at September 30, 2021	300,000	135,993	1,678,622	1,528,611	69,785	(1,586,947)	2,126,064

Net income	—	—	—	236,330	—	—	236,330
Other comprehensive income (loss)	—	—	—	—	(17,304)	—	(17,304)
Dividends on common stock ($0.95 per share)	—	—	—	(61,576)	—	—	(61,576)
Dividends on preferred stock ($48.75 per share)	—	—	—	(14,625)	—	—	(14,625)
Proceeds from stock-based awards	—	65	1,758	—	—	—	1,823
Stock-based compensation expense	—	213	6,595	—	—	—	6,808
Treasury stock purchased	—	—	—	—	—	(3,260)	(3,260)
Balance at September 30, 2022	$300,000	$136,271	$1,686,975	$1,688,740	$52,481	$(1,590,207)	$2,274,260

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended September 30,	2022	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$236,330	$183,615	$173,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	64,050	33,914	39,912
Stock-based compensation expense	6,808	6,381	6,469
Provision (release) for credit losses	3,000	500	21,750
Loss (gain) on sale of investment securities	(99)	(14)	(15,028)
Prepayment penalty on early extinguishment of debt	—	13,788	13,809
Gain on early termination of long term borrowing hedge	—	(14,110)	—
Gain on settlements of bank owned life insurance	(1,385)	—	—
Impairment loss on premises and equipment	—	944	6,431
Net realized (gain) loss on sales of premises, equipment and real estate owned	655	(593)	(31,990)
Decrease (increase) in accrued interest receivable	(13,236)	3,163	(4,942)
Decrease (increase) in federal and state income tax receivable	3,877	1,831	(5,708)
Decrease (increase) in cash surrender value of bank owned life insurance	(5,549)	(5,514)	(5,673)
Decrease (increase) in other assets	(100,146)	155,599	(146,893)
Increase (decrease) in federal and state income tax liabilities	8,386	(15,781)	890
Increase (decrease) in accrued expenses and other liabilities	65,774	(49,269)	114,135
Net cash provided (used) by operating activities	268,465	314,454	166,600

CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(1,748,955)	(556,274)	(902,481)
Loans purchased	(576,697)	(488,147)	(15,456)
FHLB & FRB stock purchase	(293,800)	(296,073)	(435,200)
FHLB & FRB stock redeemed	301,590	335,200	417,200
Available-for-sale securities purchased	(587,942)	(530,227)	(1,064,815)
Principal payments and maturities of available-for-sale securities	510,156	646,532	493,402
Proceeds from sales of available-for-sale investment securities	5,020	1,499	204,351
Held-to-maturity securities purchased	(195,357)	—	—
Principal payments and maturities of held-to-maturity securities	95,326	332,001	356,532
Proceeds from sales of real estate owned	6,978	3,340	5,022
Proceeds from settlements of bank owned life insurance	2,266	—	—
Net cash received (paid) in business combinations	—	(1,500)	(2,810)
Proceeds from sales of premises and equipment	41	3,376	55,213
Premises and equipment purchased and REO improvements	(11,790)	(29,472)	(31,937)
Net cash provided (used) by investing activities	(2,493,164)	(579,745)	(920,979)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	487,458	1,762,488	1,788,860
Proceeds from borrowings	7,345,000	7,400,000	10,880,000
Repayments of borrowings	(6,940,000)	(8,393,788)	(10,443,809)
Proceeds from the early termination of long term borrowing hedge	—	14,110	—
Proceeds from stock-based awards	1,823	339	144
Proceeds from issuance of preferred stock, net	—	293,325	—
Dividends paid on common stock	(61,576)	(65,876)	(66,496)
Dividends paid on preferred stock	(14,625)	(6,378)	—
Treasury stock purchased	(3,260)	(348,651)	(112,133)
Increase (decrease) in advance payments by borrowers for taxes and insurance	3,035	(2,446)	(8,368)
Net cash provided (used) by financing activities	817,855	653,123	2,038,198
Increase (decrease) in cash and cash equivalents	(1,406,844)	387,832	1,283,819
Cash and cash equivalents at beginning of year	2,090,809	1,702,977	419,158
Cash and cash equivalents at end of year	$683,965	$2,090,809	$1,702,977
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended September 30,	2022	2021	2020
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$73	$221	$1,765
Other personal property acquired through foreclosure	577	—	359
Non-cash financing activities
Preferred stock dividend payable	3,656	3,656
Cash paid during the year for
Interest	65,175	71,845	146,675
Income taxes	35,098	47,854	35,640

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company and nature of operations. Washington Federal Bank, a federally-insured Washington state chartered commercial bank dba WaFd Bank (the “Bank” or “WaFd Bank”), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. Washington Federal, Inc., a Washington corporation was formed as the Bank’s holding company in November, 1994. As used throughout this document, the terms “Washington Federal,” the “Company” or "we" or "us" and "our" refer to the Washington Federal, Inc. and its consolidated subsidiaries, and the term “Bank” refers to the operating subsidiary, Washington Federal Bank. The Company is headquartered in Seattle, Washington. The Bank conducts its activities through a network of 201 bank branches located in Washington, Oregon, Idaho, Utah, Arizona, Nevada, New Mexico and Texas.
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
The Company's fiscal year end is September 30. All references to 2022, 2021 and 2020 represent balances as of September 30, 2022, September 30, 2021, and September 30, 2020, or activity for the fiscal years then ended.

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

Restricted cash balances - Based on the level of vault cash on hand, the Company was not required to maintain cash reserve balances with the Federal Reserve Bank as of September 30, 2022. As of September 30, 2022 and September 30, 2021, the Company held counterparty cash collateral of $284,400,000 and pledged cash collateral of $1,500,000, respectively, related to derivative contracts.

Equity securities - The Company records equity securities within Other assets in its Consolidated Statements of Financial Condition. These equity investments are accounted for under different methods.

•Low-income housing tax credit investments are accounted for under the proportional amortization method in accordance with ASU 2014-1.
•For other equity investments where the Company has significant influence, the Company applies the equity method of accounting, which adjusts the carrying value of the investment to recognize a proportionate share of the financial results of the investment entity, regardless of whether any distribution is made. Any adjustments to the fair value of these investments are recorded in Other income in the Consolidated Statements of Operations.
•For other equity investments where neither ASU 2014-1 nor the equity method of accounting is applicable, the Company applies the fair value adjustment method of ASU 2016-1. Any adjustments to the fair value of these investments are recorded in Other income in the Consolidated Statements of Operations. Fair value is determined by reference to readily determinable market values if applicable. Equity investments that do not have readily determinable

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
fair values (non-marketable) are generally accounted for at cost minus impairment, if any, plus or minus changes resulting from observable transactions involving the same or similar investments from the same issuer, also referred to as the measurement alternative. Under the NAV expedient for fair value measurement, equity investments in qualified real estate funds can use the net asset value (NAV) determined by the fund as fair value for the investment. At September 30, 2022, equity investments held by the Company and recorded at NAV had a carrying amount of $41,476,000 and a remaining unfunded commitment of $7,511,000. These NAV based investments cannot be transferred without consent and we do not have redemption rights. Equity investments measured at NAV are not classified in the fair value hierarchy.
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
Allowance for Credit Losses (Held-to-Maturity Debt Securities). For held-to-maturity (“HTM”) debt securities, the Company is required to utilize a CECL methodology to estimate expected credit losses. Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities. As September 30, 2022, the Company determined that the expected credit loss on its corporate and municipal bonds was immaterial, and therefore, an allowance for credit losses was not recorded. See Note C "Investment Securities" and Note F "Fair Value Measurements" for more information about HTM debt securities.

Allowance for Credit Losses (Available-for-Sale Debt Securities). The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC 326 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Under the new guidance, an entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of September 30, 2022, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note C "Investment Securities" and Note F "Fair Value Measurements" for more information about AFS debt securities.

Loans receivable. Loans that are performing in accordance with their contractual terms are carried at the unpaid principal balance, net of premiums, discounts and net deferred loan fees. Net deferred loan fees include nonrefundable loan origination

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
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
Allowance for Credit Losses (Loans Receivable). The Company applies FASB ASU 2016-13, Financial Instruments - Credit Losses ("ASC 326"), so the allowance calculation is based on current expected credit loss methodology ("CECL"). The Company maintains an allowance for credit losses (“ACL”) for the expected credit losses of the loan portfolio as well as unfunded loan commitments. The amount of ACL is based on ongoing, quarterly assessments by management. The CECL methodology requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures) and replaces the incurred loss methodology’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred. See Note E "Allowance for Losses on Loans" for details.

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
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
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
Accrued interest receivable. The Company has made the following elections regarding accrued interest receivable ("AIR"):

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
•Not measuring an allowance for credit losses for accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. We believe accrued interest receivable recorded as of September 30, 2022 is collectible.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
The table below provides detail regarding the Company's intangible assets.

	Goodwill	Core Deposit and Other Intangibles	Total
	(In thousands)
Balance at September 30, 2020	$302,707	$7,199	$309,906
Additions	750	750	1,500
Amortization	—	(1,387)	(1,387)
Balance at September 30, 2021	303,457	6,562	310,019
Additions	—	—	—
Amortization	—	(1,010)	(1,010)
Balance at September 30, 2022	$303,457	$5,552	$309,009

The table below presents the estimated future amortization expense of core deposit and other intangibles for the next five years.

Fiscal Year	Expense
(In thousands)
2023	$955
2024	921
2025	872
2026	829
2027	654

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
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
comply with it, including payment of a $2,500,000 civil money penalty. The OCC terminated the BSA Consent Order in December 2021.
On October 9, 2013, the CFPB entered a Consent Order against the Bank that required the Bank to pay a civil money penalty of $34,000, and to adopt an enhanced compliance program related to reporting Home Mortgage Disclosure Act ("HMDA") data.  The Bank has adopted an enhanced HMDA program, which continues to be subject to review by the CFPB. On October 27, 2020 the CFPB entered a second Consent Order against the Bank for violations related to the Bank’s HMDA reporting obligations. The 2020 Consent Order required the Bank to pay a $200,000 civil money penalty and develop and implement a HMDA compliance management system. Both HMDA Consent Orders remain in place.
Subsequent events. On November 13, 2022, the Company announced that it had entered into a definitive merger agreement pursuant to which it will acquire Luther Burbank Corporation (NASDAQ: LBC, “Luther Burbank”) and its wholly-owned subsidiary, Luther Burbank Savings, in an all-stock transaction valued at approximately $654 million based upon the closing price of Washington Federal’s common stock on November 11, 2022. Upon closing of the transaction, which was unanimously approved by the boards of directors of each of Washington Federal and Luther Burbank, and is subject to shareholder and regulatory approval and other customary closing conditions, Luther Burbank shareholders will be entitled to receive 0.3353 shares of Washington Federal common stock for each share of Luther Burbank common stock they own. The transaction, which is anticipated to close as early as the second calendar quarter of 2023, will expand Washington Federal’s franchise into California. The Company has evaluated subsequent events for adjustment to or disclosure in the Company’s consolidated financial statements through the date of this report and has not identified any other recordable or disclosable events.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020

NOTE C - INVESTMENT SECURITIES

The tables below provide detail regarding the amortized cost and fair value of available-for-sale and held-to-maturity investment securities.

September 30, 2022	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	$40,403	$—	$(1,049)	$39,354	3.03%
Asset-backed securities
1 to 5 years	22,527	—	(1,141)	21,386	3.27
5 to 10 years	82,962	4	(547)	82,419	3.53
Over 10 years	668,482	783	(6,069)	663,196	3.86
Corporate debt securities due
Within 1 year	75,000	4	(200)	74,804	3.74
1 to 5 years	151,411	—	(2,748)	148,663	3.59
5 to 10 years	114,414	—	(24,124)	90,290	3.87
Municipal bonds due
5 to 10 years	5,751	—	(361)	5,390	3.00
Over 10 years	29,871	400	(699)	29,572	5.85
Mortgage-backed securities
Agency pass-through certificates	971,916	117	(76,070)	895,963	2.81
	2,162,737	1,308	(113,008)	2,051,037	3.36
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	463,299	22	(56,461)	406,860	2.88
	463,299	22	(56,461)	406,860	2.88
	$2,626,036	$1,330	$(169,469)	$2,457,897	3.28%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020

September 30, 2021	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	47,339	240	—	47,579	0.44%
5 to 10 years	$14,064	$136	$—	$14,200	2.05
Asset-backed securities
1 to 5 years	19,730	—	(434)	19,296	0.52
5 to 10 years	71,207	412	(97)	71,522	0.57
Over 10 years	973,892	14,069	(98)	987,863	0.94
Corporate debt securities due
Within 1 year	225,928	7,860	—	233,788	1.57
1 to 5 years	86,802	1,345	—	88,147	4.64
5 to 10 years	28,804	249	—	29,053	1.95
Municipal bonds due
Within 1 year	1,493	17	—	1,510	—
5 to 10 years	5,781	294	—	6,075	0.22
Over 10 years	29,909	2,490	—	32,399	5.85
Mortgage-backed securities
Agency pass-through certificates	585,121	23,717	(2,011)	606,827	2.60
	2,090,070	50,829	(2,640)	2,138,259	1.69
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	366,025	13,522	—	379,547	3.17
	366,025	13,522	—	379,547	3.17
	$2,456,095	$64,351	$(2,640)	$2,517,806	1.89%

The Company purchased $587,942,000 of available-for-sale investment securities and $195,357,000 held-to-maturity investment securities during 2022. Sales of available-for-sale securities totaled $5,020,000 and there were no sales of held-to-maturity investment securities in 2022. Substantially all mortgage-backed securities have contractual due dates that exceed 25 years.

The Company elected to exclude AIR from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS securities, AIR totaled $5,694,000 and $3,459,000 as of September 30, 2022 and September 30, 2021, respectively. For HTM debt securities, AIR totaled $1,108,000 and $944,000 as of September 30, 2022 and September 30, 2021, respectively. AIR is included in the “interest receivable” line item on the Company’s consolidated statements of financial condition.

The following tables show the gross unrealized losses and fair value of securities as of September 30, 2022 and September 30, 2021, by length of time that individual securities in each category have been in a continuous loss position. There were 223 and 31 securities with an unrealized loss as of September 30, 2022 and September 30, 2021, respectively. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be impaired.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020

September 30, 2022	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(27,072)	$288,753	$—	$—	$(27,072)	$288,753
Municipal bonds	(1,061)	14,561	—	—	(1,061)	14,561
U.S. government and agency securities	(1,049)	39,354	—	—	(1,049)	39,354
Asset-backed securities	(6,374)	601,248	(1,383)	50,070	(7,757)	651,318
Mortgage-backed securities	(63,738)	833,683	(12,331)	53,533	(76,069)	887,216
	(99,294)	1,777,599	(13,714)	103,603	(113,008)	1,881,202
Held-to-maturity securities
Mortgage-backed securities	(56,461)	405,166	—	—	(56,461)	405,166
	$(155,755)	$2,182,765	$(13,714)	$103,603	$(169,469)	$2,286,368

September 30, 2021	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Asset-backed securities	$(15)	$4,639	$(614)	$70,058	$(629)	$74,697
Mortgage-backed securities	(1,569)	47,758	(442)	32,266	(2,011)	80,024
	(1,584)	52,397	(1,056)	102,324	(2,640)	154,721
Held-to-maturity securities
Mortgage-backed securities	—	—	—	—	—	—
	$(1,584)	$52,397	$(1,056)	$102,324	$(2,640)	$154,721

Substantially all of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2022 or September 30, 2021.

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment as of September 30, 2022 or September 30, 2021. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The issuers of the corporate debt securities and municipal bonds held are considered to be of high credit quality (rated AA or higher) and the decline in fair value is due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	September 30, 2022		September 30, 2021
	($ in thousands)		($ in thousands)
Gross loans by category
Commercial loans
Multi-family	$2,645,801	13.7%	$2,291,477	14.0%
Commercial real estate	3,133,660	16.2	2,443,845	15.0
Commercial & industrial (1)	2,350,984	12.1	2,314,654	14.2
Construction	3,784,388	19.5	2,888,214	17.7
Land - acquisition & development	291,301	1.5	222,457	1.4
Total commercial loans	12,206,134	63.0	10,160,647	62.3
Consumer loans
Single-family residential	5,771,862	29.8	4,951,627	30.4
Construction - custom	974,652	5.0	783,221	4.8
Land - consumer lot loans	153,240	0.8	149,956	0.9
HELOC	203,528	1.0	165,989	1.0
Consumer	75,543	0.4	87,892	0.5
Total consumer loans	7,178,825	37.0	6,138,685	37.7
Total gross loans	19,384,959	100%	16,299,332	100%
Less:
Allowance for loan losses	172,808		171,300
Loans in process	3,006,023		2,232,836
Net deferred fees, costs and discounts	92,564		61,626
Total loan contra accounts	3,271,395		2,465,762
Net loans	$16,113,564		$13,833,570
(1) Includes $10,237,000 and $311,795,000 of SBA Payroll Protection Program loans as of September 30, 2022 and
September 30, 2021, respectively.

The Company elected to exclude AIR from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of September 30, 2022 and September 30, 2021, AIR for loans totaled $57,070,000 and $46,234,000, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of financial condition.
Loans in the amount of $8,224,951,000 and $5,930,015,000 at September 30, 2022 and September 30, 2021, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. The FHLB does not have the right to sell or re-pledge these loans.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
The following summary breaks down the Company's fixed rate and adjustable rate loans by time to maturity or to rate adjustment. See Note G for details regarding fair value hedges of individual fixed rate commercial loans and also hedges of a specified portion of pools of prepayable fixed rate mortgage loans under the "last of layer" method.

September 30, 2022
Fixed-Rate			Adjustable-Rate
Term To Maturity	Loans	% of Loans	Term To Rate Adjustment	Loans	% of Loans
	(In thousands)			(In thousands)
Within 1 year	$146,178	0.9%	Less than 1 year	$4,930,819	30.3%
1 to 3 years	459,554	2.8	1 to 3 years	474,147	2.9
3 to 5 years	979,946	6.0	3 to 5 years	415,388	2.6
5 to 10 years	2,232,082	13.7	5 to 10 years	108,678	0.7
10 to 20 years	1,171,724	7.2	10 to 20 years	4	—
Over 20 years	5,367,852	33.0	Over 20 years	—	—
	$10,357,336	63.6%		$5,929,036	36.4%

The Company has granted loans to officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans, including unfunded commitments to lend, was $144,178,000 and $142,806,000 at September 30, 2022 and 2021, respectively. As of September 30, 2022, all of these loans were performing in accordance with contractual terms.

The following table sets forth the amortized cost basis of loans receivable for non-accrual loans and loans 90 days or more past due and still accruing.

	September 30, 2022			September 30, 2021
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing
Commercial loans
Multi-family	$5,912	$—	$—	$475	$—	$—
Commercial real estate	4,691	—	—	8,038	—	—
Commercial & industrial	5,693	1,308	—	365	30	—
Construction	—	—	—	505	—	—
Land - acquisition & development	—	—	—	2,340	—	—
Total commercial loans	16,296	1,308	—	11,723	30	—
Consumer loans
Single-family residential	17,450	—	—	19,320	—	—
Construction - custom	435	—	—	—	—	—
Land - consumer lot loans	84	—	—	359	—	—
HELOC	233	—	—	287	—	—
Consumer	36	—	—	60	—	—
Total consumer loans	18,238	—	—	20,026	—	—
Total loans	$34,534	$1,308	$—	$31,749	$30	$—
% of total loans	0.21%			0.23%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
The following tables break down loan delinquencies by loan portfolio segment and class.

September 30, 2022		Days Delinquent Based on $ Amount of Loans					% based on $
Loan type	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Past Due
	($ in thousands)
Commercial loans
Multi-Family	$2,626,479	$2,626,479	$—	$—	$—	$—	—%
Commercial Real Estate	3,111,112	3,110,056	538	450	68	1,056	0.03
Commercial & Industrial	2,343,403	2,336,791	—	919	5,693	6,612	0.28
Construction - Speculative	1,423,891	1,423,891	—	—		—	—
Land - Acquisition & Development	223,616	223,616	—	—	—	—	—
Total commercial loans	9,728,501	9,720,833	538	1,369	5,761	7,668	0.08
Consumer loans
Single-Family Residential	5,726,979	5,708,996	2,796	1,316	13,871	17,983	0.31
Construction - Custom	397,343	396,908	—	—	435	435	0.11
Land - Consumer Lot Loans	151,945	151,746	—	139	60	199	0.13
HELOC	206,033	205,605	155	46	227	428	0.21
Consumer	75,571	75,357	162	17	35	214	0.28
Total consumer loans	6,557,871	6,538,612	3,113	1,518	14,628	19,259	0.29
Total Loans	$16,286,372	$16,259,445	$3,651	$2,887	$20,389	$26,927	0.17%
Delinquency %		99.83%	0.02%	0.02%	0.13%	0.17%

September 30, 2021		Days Delinquent Based on $ Amount of Loans					% based on $
Loan type	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Past Due
	($ in thousands)
Commercial loans
Multi-Family	$2,273,689	$2,273,214	$—	$—	$475	$475	0.02%
Commercial Real Estate	2,429,332	2,428,014	971	64	283	1,318	0.05
Commercial & Industrial	2,303,927	2,303,605	—	—	322	322	0.01
Construction - Speculative	1,117,227	1,117,186	—	—	41	41	—
Land - Acquisition & Development	192,416	190,076	—	—	2,340	2,340	1.22
Total commercial loans	8,316,591	8,312,095	971	64	3,461	4,496	0.05
Consumer loans
Single-Family Residential	4,937,064	4,915,749	3,627	2,165	15,523	21,315	0.43
Construction - Custom	347,752	347,752	—	—	—	—	—
Land - Consumer Lot Loans	148,534	147,952	5	307	270	582	0.39
HELOC	166,940	166,627	47	—	266	313	0.19
Consumer	87,989	87,727	152	59	51	262	0.30
Total consumer loans	5,688,279	5,665,807	3,831	2,531	16,110	22,472	0.40
Total Loans	$14,004,870	$13,977,902	$4,802	$2,595	$19,571	$26,968	0.19%
Delinquency %		99.81%	0.03%	0.02%	0.14%	0.19%

The Company has actively worked with its borrowers to modify consumer mortgage and commercial loans to provide payment deferrals as a result of the COVID-19 pandemic. The terms of the payment deferrals are generally 90 days for consumer mortgage loans and up to 180 days for commercial loans, and borrowers may be eligible for multiple deferrals. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) passed by Congress, these loan modifications are not accounted for as TDRs. In total, 1,472 consumer loans and 221 commercial loans were approved for deferrals. As of September 30, 2022, 1 mortgage loan

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
totaling $64,000 and no commercial loans that had been modified remain in deferral. These loans are not considered past due until after the deferral period is over and scheduled payments have resumed.
The Company participated in the Small Business Administration’s Paycheck Protection Program. This program came about through the CARES Act to help small businesses keep their employees employed through the COVID-19 shelter in place orders. The Company assisted over 9,000 businesses with approximately $1,085,000,000 in PPP loan originations. As of September 30, 2022, approximately 8,800 PPP loans totaling $1,075,000,000 have been forgiven by the SBA and we continued to hold PPP loans receivable with an amortized cost of $10,141,000.
Most TDRs are accruing and performing loans where the borrower has proactively approached the Company about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The concession for these loans is typically a payment reduction through a rate reduction of 100 to 200 bps for a specific term, usually six to 12 months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of September 30, 2022, the outstanding balance of TDRs was $56,817,000 as compared to $65,128,000 as of September 30, 2021. As of September 30, 2022, 98.3% of the restructured loans were performing. Single-family residential loans comprised 82.5% of TDRs as of September 30, 2022. The Company's ACL methodology takes into account the following performance indicators for restructured loans: 1) time since modification, 2) current payment status and 3) geographic area.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
The following tables present by credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of September 30, 2022 and September 30, 2021.

September 30, 2022	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$657,144	$778,936	$500,917	$168,568	$157,144	$315,858	$34,102	$—	$2,612,669
Substandard	3,951	—	1,729	—	6,560	1,570	—	—	13,810
Total	$661,095	$778,936	$502,646	$168,568	$163,704	$317,428	$34,102	$—	$2,626,479
Commercial real estate
Pass	$820,490	$679,321	$492,826	$301,033	$218,171	$541,008	$1,391	$—	$3,054,240
Special Mention	—	1,594	—	—	—	—	—	—	1,594
Substandard	259	—	6,074	30,579	4,857	10,923	2,586	—	55,278
Total	$820,749	$680,915	$498,900	$331,612	$223,028	$551,931	$3,977	$—	$3,111,112
Commercial & industrial
Pass	$254,668	$435,630	$145,799	$39,102	$25,709	$197,909	$1,097,696	$255	$2,196,768
Special Mention	2,503	—	—	—	—	—	29,153	—	31,656
Substandard	2,021	12,639	9,803	5,029	1,213	25,519	58,755	—	114,979
Total	$259,192	$448,269	$155,602	$44,131	$26,922	$223,428	$1,185,604	$255	$2,343,403
Construction
Pass	$510,764	$671,611	$142,816	$27,260	$375	$—	$68,808	$—	$1,421,634
Substandard	—	2,257	—	—	—	—	—	—	2,257
Total	$510,764	$673,868	$142,816	$27,260	$375	$—	$68,808	$—	$1,423,891
Land - acquisition & development
Pass	$100,022	$64,539	$16,934	$3,391	$8,175	$27,955	$2,600	$—	$223,616
Total	$100,022	$64,539	$16,934	$3,391	$8,175	$27,955	$2,600	$—	$223,616
Total commercial loans
Pass	$2,343,088	$2,630,037	$1,299,292	$539,354	$409,574	$1,082,730	$1,204,597	$255	$9,508,927
Special Mention	2,503	1,594	—	—	—	—	29,153	—	33,250
Substandard	6,231	14,896	17,606	35,608	12,630	38,012	61,341	—	186,324
Total	$2,351,822	$2,646,527	$1,316,898	$574,962	$422,204	$1,120,742	$1,295,091	$255	$9,728,501

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020

September 30, 2022	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$1,131,152	$1,652,242	$771,769	$320,546	$276,093	$1,557,194	$—	$—	$5,708,996
30 days past due	—	—	400	604	—	1,792	—	—	2,796
60 days past due	—	—	—	—	—	1,316	—	—	1,316
90+ days past due	—	—	—	477	—	13,394	—	—	13,871
Total	$1,131,152	$1,652,242	$772,169	$321,627	$276,093	$1,573,696	$—	$—	$5,726,979
Construction - custom
Current	$235,030	$150,434	$9,811	$1,155	$478	$—	$—	$—	$396,908
90+ days past due	—	435	—	—	—	—	—	—	435
Total	$235,030	$150,869	$9,811	$1,155	$478	$—	$—	$—	$397,343
Land - consumer lot loans
Current	$53,396	$60,454	$15,876	$5,399	$3,433	$13,188	$—	$—	$151,746
60 days past due	—	—	139	—	—	—	—	—	139
90+ days past due	—	—	—	—	—	60	—	—	60
Total	$53,396	$60,454	$16,015	$5,399	$3,433	$13,248	$—	$—	$151,945
HELOC
Current	$—	$—	$—	$—	$—	$4,349	$200,267	$989	$205,605
30 days past due	—	—	—	—	—	95	60	—	155
60 days past due	—	—	—	—	—	29	17	—	46
90+ days past due	—	—	—	—	—	—	227	—	227
Total	$—	$—	$—	$—	$—	$4,473	$200,571	$989	$206,033
Consumer
Current	$1,386	$10,156	$8,038	$215	$23,919	$6,449	$25,194	$—	$75,357
30 days past due	—	—	—	2	—	153	7	—	162
60 days past due	—	—	—	—	—	17	—	—	17
90+ days past due	1	—	—	32	—	2	—	—	35
Total	$1,387	$10,156	$8,038	$249	$23,919	$6,621	$25,201	$—	$75,571
Total consumer loans
Current	$1,420,964	$1,873,286	$805,494	$327,315	$303,923	$1,581,180	$225,461	$989	$6,538,612
30 days past due	—	—	400	606	—	2,040	67	—	3,113
60 days past due	—	—	139	—	—	1,362	17	—	1,518
90+ days past due	1	435	—	509	—	13,456	227	—	14,628
Total	$1,420,965	$1,873,721	$806,033	$328,430	$303,923	$1,598,038	$225,772	$989	$6,557,871

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020

September 30, 2021	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$796,231	$479,038	$220,483	$205,661	$217,203	$287,595	$46,184	$—	$2,252,395
Special Mention	—	1,763	—	3,111	—	—	—	—	4,874
Substandard	—	—	7,548	651	3,703	4,518	—	—	16,420
Total	$796,231	$480,801	$228,031	$209,423	$220,906	$292,113	$46,184	$—	$2,273,689
Commercial real estate
Pass	$650,457	$434,117	$270,174	$260,344	$216,564	$339,374	$3,109	$247	$2,174,386
Special Mention	—	—	4,419	32,931	—	20,275	—	—	57,625
Substandard	—	8,362	71,972	17,290	46,800	51,800	1,097	—	197,321
Total	$650,457	$442,479	$346,565	$310,565	$263,364	$411,449	$4,206	$247	$2,429,332
Commercial & industrial
Pass	$687,597	$224,225	$50,054	$38,595	$75,674	$155,171	$864,669	$12,167	$2,108,152
Special Mention	5,947	3,287	6,302	—	—	—	32,588	—	48,124
Substandard	71	46,695	2,690	4,589	37	17,093	76,217	259	147,651
Total	$693,615	$274,207	$59,046	$43,184	$75,711	$172,264	$973,474	$12,426	$2,303,927
Construction
Pass	$402,578	$362,799	$214,189	$44,257	$15,656	$—	$76,312	$—	$1,115,791
Special Mention	931	—	—	—	—	—	—	—	931
Substandard	—	464	—	—	41	—	—	—	505
Total	$403,509	$363,263	$214,189	$44,257	$15,697	$—	$76,312	$—	$1,117,227
Land - acquisition & development
Pass	$89,770	$37,773	$14,070	$15,835	$13,635	$16,393	$2,600	$—	$190,076
Substandard	—	—	—	—	2,340	—	—	—	2,340
Total	$89,770	$37,773	$14,070	$15,835	$15,975	$16,393	$2,600	$—	$192,416
Total commercial loans
Pass	$2,626,633	$1,537,952	$768,970	$564,692	$538,732	$798,533	$992,874	$12,414	$7,840,800
Special Mention	6,878	5,050	10,721	36,042	—	20,275	32,588	—	111,554
Substandard	71	55,521	82,210	22,530	52,921	73,411	77,314	259	364,237
Total	$2,633,582	$1,598,523	$861,901	$623,264	$591,653	$892,219	$1,102,776	$12,673	$8,316,591

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020

September 30, 2021	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2021	2020	2019	2018	2017	Prior to 2017	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$1,309,354	$824,827	$413,564	$352,070	$395,569	$1,620,365	$—	$—	$4,915,749
30 days past due	3	—	349	59	391	2,825	—	—	3,627
60 days past due	—	—	—	—	—	2,165	—	—	2,165
90+ days past due	—	—	—	115	169	15,239	—	—	15,523
Total	$1,309,357	$824,827	$413,913	$352,244	$396,129	$1,640,594	$—	$—	$4,937,064
Construction - custom
Current	$204,614	$139,175	$2,854	$1,109	$—	$—	$—	$—	$347,752
Total	$204,614	$139,175	$2,854	$1,109	$—	$—	$—	$—	$347,752
Land - consumer lot loans
Current	$85,342	$28,415	$9,012	$4,454	$5,404	$15,325	$—	$—	$147,952
30 days past due	—	—	—	—	—	5	—	—	5
60 days past due	—	142	—	—	—	165	—	—	307
90+ days past due	—	—	—	—	116	154	—	—	270
Total	$85,342	$28,557	$9,012	$4,454	$5,520	$15,649	$—	$—	$148,534
HELOC
Current	$—	$—	$—	$—	$—	$4,764	$160,183	$1,680	$166,627
30 days past due	—	—	—	—	—	31	16	—	47
90+ days past due	—	—	—	—	—	30	236	—	266
Total	$—	$—	$—	$—	$—	$4,825	$160,435	$1,680	$166,940
Consumer
Current	$12,091	$8,091	$606	$35,228	$36	$10,700	$20,975	$—	$87,727
30 days past due	—	—	13	—	54	82	3	—	152
60 days past due	—	—	4	—	—	55	—	—	59
90+ days past due	—	—	35	—	—	16	—	—	51
Total	$12,091	$8,091	$658	$35,228	$90	$10,853	$20,978	$—	$87,989
Total consumer loans
Current	$1,611,401	$1,000,508	$426,036	$392,861	$401,009	$1,651,154	$181,158	$1,680	$5,665,807
30 days past due	3	—	362	59	445	2,943	19	—	3,831
60 days past due	—	142	4	—	—	2,385	—	—	2,531
90+ days past due	—	—	35	115	285	15,439	236	—	16,110
Total	$1,611,404	$1,000,650	$426,437	$393,035	$401,739	$1,671,921	$181,413	$1,680	$5,688,279

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
NOTE E - ALLOWANCE FOR LOAN LOSSES

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A, "Summary of Significant Accounting Policies." The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Twelve Months Ended September 30, 2022	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$16,949	$—	$—	$(4,936)	$12,013
Commercial real estate	23,437	(529)	984	1,922	25,814
Commercial & industrial	45,957	(1,202)	73	12,382	57,210
Construction - speculative	25,585	—	2,179	(1,603)	26,161
Land - acquisition & development	13,447	(11)	70	(1,228)	12,278
Total commercial loans	125,375	(1,742)	3,306	6,537	133,476
Consumer loans
Single-family residential	30,978	—	1,002	(6,462)	25,518
Construction - custom	4,907	—	—	(1,497)	3,410
Land - consumer lot loans	4,939	(27)	48	87	5,047
HELOC	2,390	—	351	(259)	2,482
Consumer	2,711	(370)	940	(406)	2,875
Total consumer loans	45,925	(397)	2,341	(8,537)	39,332
	$171,300	$(2,139)	$5,647	$(2,000)	$172,808

Twelve Months Ended September 30, 2021	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$13,853	$—	$—	$3,096	$16,949
Commercial real estate	22,516	—	2,789	(1,868)	$23,437
Commercial & industrial	38,665	(31)	92	7,231	$45,957
Construction - speculative	24,156	—	—	1,429	$25,585
Land - acquisition & development	10,733	(2)	622	2,094	$13,447
Total commercial loans	109,923	(33)	3,503	11,982	125,375
Consumer loans
Single-family residential	45,186	(106)	2,026	(16,128)	30,978
Construction - custom	3,555	—	—	1,352	4,907
Land - consumer lot loans	2,729	—	168	2,042	4,939
HELOC	2,571	—	52	(233)	2,390
Consumer	2,991	(286)	1,021	(1,015)	2,711
Total consumer loans	57,032	(392)	3,267	(13,982)	45,925
	$166,955	$(425)	$6,770	$(2,000)	$171,300

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
The Company recorded a provision for credit losses of $3,000,000 in 2022, compared to a provision of $500,000 for 2021. In 2022, provisioning for net growth in the loan portfolio was mostly offset by improvements in the credit quality of certain loan portfolios related to strong real estate markets and collateral conditions. For the year ended September 30, 2022, net recoveries were $3,508,000, compared to $6,345,000 in the prior year. A loan is charged-off when the loss is estimable and it is confirmed that the borrower is not expected to be able to meet its contractual obligations. No allowance was recorded as of September 30, 2022 or September 30, 2021 for the PPP loans, which are included in the commercial & industrial loan category, due to the government guarantee.

Non-accrual loans increased to $34,534,000 as of September 30, 2022, from $31,749,000 as of September 30, 2021. Non-performing assets totaled $44,554,000, or 0.21% of total assets, at September 30, 2022, compared to $43,625,000, or 0.22% of total assets, as of September 30, 2021.

As of September 30, 2022, the allowance for loan losses of $172,808,000 is for loans that are evaluated on a pooled basis, which was comprised of $115,245,000 related to the quantitative component and $57,563,000 related to management's qualitative overlays (including the forecast component of the reserve).
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

The following tables provide the amortized cost of loans receivable based on risk rating categories (as previously defined).

September 30, 2022	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Loan type
Commercial loans
Multi-family	$2,612,669	$—	$13,810	$—	$—	$2,626,479
Commercial real estate	3,054,241	1,594	55,277	—	—	3,111,112
Commercial & industrial	2,196,767	31,656	114,980	—	—	2,343,403
Construction - speculative	1,421,634	—	2,257	—	—	1,423,891
Land - acquisition & development	223,616	—	—	—	—	223,616
Total commercial loans	9,508,927	33,250	186,324	—	—	9,728,501
Consumer loans
Single-family residential	5,706,199	—	20,780	—	—	5,726,979
Construction - custom	396,908	—	435	—	—	397,343
Land - consumer lot loans	151,723	—	222	—	—	151,945
HELOC	205,800	—	233	—	—	206,033
Consumer	75,570	—	1	—	—	75,571
Total consumer loans	6,536,200	—	21,671	—	—	6,557,871
Total loans	$16,045,127	$33,250	$207,995	$—	$—	$16,286,372

Total grade as a % of total loans	98.5%	0.2%	1.3%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020

September 30, 2021	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands)
Loan type
Commercial loans
Multi-family	$2,252,395	$4,874	$16,420	$—	$—	$2,273,689
Commercial real estate	2,174,386	57,625	197,321	—	—	2,429,332
Commercial & industrial	2,108,152	48,124	147,651	—	—	2,303,927
Construction - speculative	1,115,791	931	505	—	—	1,117,227
Land - acquisition & development	190,076	—	2,340	—	—	192,416
Total commercial loans	7,840,800	111,554	364,237	—	—	8,316,591
Consumer loans
Single-family residential	4,915,106	—	21,958	—	—	4,937,064
Construction - custom	347,752	—	—	—	—	347,752
Land - consumer lot loans	148,010	—	524	—	—	148,534
HELOC	166,652	—	288	—	—	166,940
Consumer	87,962	—	27	—	—	87,989
Total consumer loans	5,665,482	—	22,797	—	—	5,688,279
Total gross loans	$13,506,282	$111,554	$387,034	$—	$—	$14,004,870

Total grade as a % of total gross loans	96.4%	0.8%	2.8%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020

The following tables provide information on amortized cost of loans receivable based on borrower payment activity.

September 30, 2022	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands)		(In thousands)
Commercial loans
Multi-family	$2,620,567	99.8%	$5,912	0.2%
Commercial real estate	3,106,421	99.8	4,691	0.2
Commercial & industrial	2,337,710	99.8	5,693	0.2
Construction - speculative	1,423,891	100.0	—	—
Land - acquisition & development	223,616	100.0	—	—
Total commercial loans	9,712,205	99.8	16,296	0.2
Consumer loans
Single-family residential	5,709,529	99.7	17,450	0.3
Construction - custom	396,908	99.9	435	0.1
Land - consumer lot loans	151,861	99.9	84	0.1
HELOC	205,800	99.9	233	0.1
Consumer	75,535	100.0	36	—
Total consumer loans	6,539,633	99.7	18,238	0.3
Total	$16,251,838	99.8%	$34,534	0.2%

September 30, 2021	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands)		(In thousands)
Commercial loans
Multi-family	$2,273,214	100.0%	$475	—%
Commercial real estate	2,421,294	99.7	8,038	0.3
Commercial & industrial	2,303,562	100.0	365	—
Construction - speculative	1,116,722	100.0	505	—
Land - acquisition & development	190,076	98.8	2,340	1.2
Total commercial loans	8,304,868	99.9	11,723	0.1
Consumer loans
Single-family residential	4,917,744	99.6	19,320	0.4
Construction - custom	347,752	100.0	—	—
Land - consumer lot loans	148,175	99.8	359	0.2
HELOC	166,653	99.8	287	0.2
Consumer	87,929	99.9	60	0.1
Total consumer loans	5,668,253	99.6	20,026	0.4
Total gross loans	$13,973,121	99.8%	$31,749	0.2%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
The following tables present the balance and level in the fair value hierarchy for assets and liabilities that are measured at fair value on a recurring basis (with the exception of those measured using the NAV practical expedient).

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
U.S. government and agency securities	$—	$39,354	$—	$39,354
Asset-backed securities	—	767,001		767,001
Municipal bonds	—	34,962	—	34,962
Corporate debt securities	—	313,757	—	313,757
Mortgage-backed securities
Agency pass-through certificates	—	895,963	—	895,963
Total Available-for-sale securities	—	2,051,037	—	2,051,037
Client swap program hedges	—	67,260	—	67,260
Commercial loan hedges	—	2,517	—	2,517
Mortgage loan fair value hedges	—	36,765	—	36,765
Borrowings cash flow hedges	—	179,945	—	179,945
Total Financial Assets	$—	$2,337,524	$—	$2,337,524

Financial Liabilities
Client swap program hedges	$—	$67,260	$—	$67,260
Total Financial Liabilities	$—	$67,260	$—	$67,260

	September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
U.S. government and agency securities	$—	$61,779	$—	$61,779
Asset-backed securities	—	1,078,681	—	1,078,681
Municipal bonds	—	39,984	—	39,984
Corporate debt securities	—	350,988	—	350,988
Mortgage-backed securities
Agency pass-through certificates	—	606,827	—	606,827
Total Available-for-sale securities	—	2,138,259	—	2,138,259
Client swap program hedges	—	10,983	—	10,983
Borrowings cash flow hedges	—	42,442	—	42,442
Total Financial Assets	$—	$2,191,684	$—	$2,191,684

Financial Liabilities
Client swap program hedges	$—	$10,983	$—	$10,983
Commercial loan hedges	—	2,177	—	2,177
Mortgage loan fair value hedges	—	1,641	—	1,641
Total Financial Liabilities	$—	$14,801	$—	$14,801

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
There were no transfers between, into and/or out of Level 1, 2 or 3 during the year ended September 30, 2022 or September 30, 2021.
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

	September 30, 2022				Twelve Months Ended September 30, 2022
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Loans receivable (1)	$—	$—	$7,912	$7,912	$(1,286)
Real estate owned (2)	—	—	3,128	3,128	(367)
Balance at end of period	$—	$—	$11,040	$11,040	$(1,653)

(1)The gains (losses) represent re-measurements of collateral-dependent impaired loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.

	September 30, 2021				Twelve Months Ended September 30, 2021
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$—	$—	$—	$—	$(105)
Real estate owned (2)	—	—	1,851	1,851	(420)
Balance at end of period	$—	$—	$1,851	$1,851	$(525)

(1)The gains (losses) represent re-measurements of collateral-dependent impaired loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.

At September 30, 2022, there were no foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $3,627,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
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

		September 30, 2022		September 30, 2021
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$683,965	$683,965	$2,090,809	$2,090,809
Available-for-sale securities:
U.S. government and agency securities	2	39,354	39,354	61,779	61,779
Asset-backed securities	2	767,001	767,001	1,078,681	1,078,681
Municipal bonds	2	34,962	34,962	39,984	39,984
Corporate debt securities	2	313,757	313,757	350,988	350,988
Mortgage-backed securities
Agency pass-through certificates	2	895,963	895,963	606,827	606,827
Total available-for-sale securities		2,051,037	2,051,037	2,138,259	2,138,259
Held-to-maturity securities:
Mortgage-backed securities
Agency pass-through certificates	2	463,299	406,860	366,025	379,547
Total held-to-maturity securities		463,299	406,860	366,025	379,547

Loans receivable	3	16,113,564	15,417,635	13,833,570	14,279,725
FHLB and FRB stock	2	95,073	95,073	102,863	102,863
Other assets - client swap program hedges	2	67,260	67,260	10,983	10,983
Other assets - commercial loan fair value hedges	2	2,517	2,517	—	—
Other assets - mortgage loan fair value hedges	2	36,765	36,765	—	—
Other assets - borrowings cash flow hedges	2	179,945	179,945	42,442	42,442

Financial liabilities
Time deposits	2	3,338,043	3,249,169	3,434,087	3,382,206
FHLB advances and other borrowings	2	2,125,000	1,940,813	1,720,000	1,692,412
Other liabilities - client swap program hedges	2	67,260	67,260	10,983	10,983
Other liabilities - commercial loan fair value hedges	2	—	—	2,177	2,177
Other liabilities - mortgage loan fair value hedges	2	—	—	1,641	1,641
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
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
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

NOTE G - DERIVATIVES AND HEDGING ACTIVITIES

 The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at September 30, 2022 and September 30, 2021.

September 30, 2022	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$588,676	$67,260	Other liabilities	$588,676	$67,260
Commercial loan fair value hedges	Other assets	42,209	2,517	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	470,000	36,765	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	1,000,000	179,945	Other liabilities	—	—
		$2,100,885	$286,487		$588,676	$67,260

September 30, 2021	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$644,355	$10,983	Other liabilities	$644,355	$10,983
Commercial loan fair value hedges	Other assets	—	—	Other liabilities	44,678	2,177
Mortgage loan fair value hedges	Other assets	—	—	Other liabilities	470,000	1,641
Borrowings cash flow hedges	Other assets	1,000,000	42,442	Other liabilities	—	—
		$1,644,355	$53,425		$1,159,033	$14,801

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
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

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged items are adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with each hedged item until the hedged item is de-recognized from the balance sheet. The following tables presents the impact of fair value hedge accounting on the carrying value of the hedged items at September 30, 2022 and September 30, 2021.

(In thousands)	September 30, 2022
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$1,159,496	$(39,090)
	$1,159,496	$(39,090)

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At September 30, 2022, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $1,119,975,000, the cumulative basis adjustment associated with the hedging relationships was $(36,458,000), and the amount of the designated hedged items was $470,000,000.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At September 30, 2022, the amortized cost basis of the hedged commercial loans was $39,521,000 and the cumulative basis adjustment associated with the hedging relationships was $(2,632,000).

(In thousands)	September 30, 2021
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$1,515,487	$4,215
	$1,515,487	$4,215

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At September 30, 2021, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $1,468,517,000, the cumulative basis adjustment associated with the hedging relationships was $1,864,000, and the amount of the designated hedged items was 470,000,000. During the year ended September 30, 2021, hedge accounting was discontinued on $30,000,000 (30%) of a $100,000,000 last of layer hedge. The $1,238,000 unamortized discount associated with the terminated portion of the hedge is being amortized over the remaining life of the associated pool of loans.

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

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. As of September 30, 2022, the maturities for hedges of adjustable rate borrowings ranged from less than two years to eight years, with the weighted average being 6.5 years.

The following table presents the impact of derivative instruments (cash flow hedges on borrowings) on AOCI for the periods presented.

(In thousands)	Twelve Months Ended September 30,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2022	2021
Interest rate contracts:
Pay fixed/receive floating swaps on cash flow hedges of borrowings	$137,502	$59,817
Total pre-tax gain/(loss) recognized in AOCI	$137,502	$59,817

The following table presents the gains/(losses) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the period presented.

	Twelve Months Ended September 30, 2022		Twelve Months Ended September 30, 2021
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$601,592	$(28,729)	$537,660	$(44,188)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$(1,782)		$(6,320)
Recognized on derivatives	43,100		20,736
Recognized on hedged items	(43,305)		(20,449)
Net income/(expense) recognized on fair value hedges	$(1,987)		$(6,033)

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$(408)		$10,846
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		14,110
Net income/(expense) recognized on cash flow hedges		$(408)		$24,956

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the years ended September 30, 2022 and 2021 as the changes in fair value of the receive fixed swap and pay fixed swap offset each other. As of September 30, 2022, none of the outstanding notional balance is associated with related party loans.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020

The following table presents the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Twelve Months Ended September 30,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2022	2021
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$78,244	$37,218
Receive fixed/pay floating swap	Other noninterest income	(78,244)	(37,218)
		$—	$—

NOTE H – REVENUE FROM CONTRACTS WITH CUSTOMERS

On October 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"). Since net interest income on financial assets and liabilities is excluded from this guidance, a significant majority of our revenues are not subject to the new guidance.

Revenue streams that are within the scope of the new guidance are presented within noninterest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the new guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. For fiscal years ended 2022 and 2021, in scope revenue streams represented approximately 5.6% and 5.8% of our total revenues, respectively. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of noninterest income within the scope of the new guidance include the following:

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

Insurance agency commissions (recognized in Other Income): WAFD Insurance Group, Inc. is a wholly-owned subsidiary of Washington Federal Bank that operates as an insurance agency, selling and marketing property and casualty insurance policies for a small number of high-quality insurance carriers. WAFD Insurance Group, Inc. earns revenue in the form of commissions paid by the insurance carriers for policies that have been sold. In addition to the origination commission, WAFD Insurance Group, Inc. may also receive contingent incentive fees based on the volume of business generated for the insurance carrier and based on policy renewal rates.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020

NOTE I - INTEREST RECEIVABLE

The following table provides a summary of interest receivable by interest-earning asset type.

	September 30, 2022	September 30, 2021
	(In thousands)
Loans receivable	$57,070	$46,234
Mortgage-backed securities	3,313	2,159
Investment securities	3,489	2,243
	$63,872	$50,636

NOTE J - PREMISES AND EQUIPMENT

The following table provides a summary of premises and equipment by asset type.

		September 30, 2022	September 30, 2021
	Estimated Useful Life	(In thousands)
Land	—	$92,938	$95,247
Buildings	10 - 40	185,573	185,813
Leasehold improvements	5 - 15	18,361	15,698
Furniture, software and equipment	2 - 10	92,164	91,174
		389,036	387,932
Less accumulated depreciation and amortization		(145,974)	(132,780)
		$243,062	$255,152

NOTE K - CUSTOMER ACCOUNTS

The following tables provide the composition of the Company's customer accounts, including time deposits.

	September 30, 2022			September 30, 2021
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$3,266,734	20.4%	—%	$3,122,397	20.1%	—%
Interest checking	3,497,795	21.8	0.90	3,566,322	22.9	0.20
Savings	1,059,093	6.6	0.13	1,039,336	6.7	0.11
Money market	4,867,905	30.4	0.49	4,379,970	28.2	0.19
Time deposits	3,338,043	20.8	0.74	3,434,087	22.1	0.54
Total	$16,029,570	100%	0.51%	$15,542,112	100%	0.23%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020

Time deposits by rate band are as follows:	September 30, 2022	September 30, 2021
	(In thousands)
Less than 1.00%	$2,705,212	$3,153,788
1.00% to 1.99%	304,702	229,594
2.00% to 2.99%	327,852	50,608
3.00% to 3.99%	277	97
	$3,338,043	$3,434,087

Time deposits by maturity band are as follows:	September 30, 2022	September 30, 2021
	(In thousands)
Three months or less	$1,007,735	$1,085,001
Over 3 through 6 months	966,800	819,906
Over 6 through 12 months	810,680	870,801
Over 12 months	552,828	658,379
	$3,338,043	$3,434,087

Customer accounts over $250,000 (uninsured deposits) totaled $7,400,474,000 as of September 30, 2022, compared to $7,198,111,000 as of September 30, 2021.

Interest expense on customer accounts consisted of the following:

Year ended September 30,	2022	2021	2020
	(In thousands)
Checking accounts	$10,086	$5,545	$8,447
Savings accounts	1,377	1,143	959
Money market accounts	12,423	8,723	18,951
Time deposit accounts	19,422	27,100	72,494
	43,308	42,511	100,851
Less early withdrawal penalties	(267)	(198)	(539)
	$43,041	$42,313	$100,312

Weighted average interest rate at end of year	0.51%	0.23%	0.48%
Daily weighted average interest rate during the year	0.34%	0.35%	0.94%

NOTE L - FHLB ADVANCES AND OTHER BORROWINGS

The table below shows the contractual maturity dates of outstanding FHLB advances.

	September 30, 2022	September 30, 2021
	(In thousands)
FHLB advances
Within 1 year	$2,025,000	$1,320,000
1 to 3 years	100,000	400,000
	$2,125,000	$1,720,000

As of September 30, 2022, there are no advances that are callable by the FHLB. Taking into account cash flow hedges, the weighted average effective maturity of FHLB advances at September 30, 2022 is 3.25 years.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
Financial information pertaining to the weighted-average cost and the amount of FHLB advances were as follows.

	2022	2021	2020
	($ in thousands)
Weighted average interest rate, including cash flow hedges, at end of year	2.02%	1.51%	1.79%
Weighted daily average interest rate, including cash flow hedges, during the year	1.66%	1.98%	2.03%
Daily average of FHLB advances during the year	$1,731,110	$2,234,027	$2,532,596
Maximum amount of FHLB advances at any month end	$2,125,000	$2,700,000	$3,050,000
Interest expense during the year (including swap interest income and expense)	$28,729	$44,188	$51,445

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
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020

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

The table below presents the Company’s operating lease right-of-use asset and the related lease liability.

(In thousands)	September 30, 2022	September 30, 2021
Operating lease asset	$25,546	$27,785
Operating lease liability	$27,974	$29,569

As of September 30, 2022, the Company’s operating leases have a weighted average remaining lease term of 8.5 years and a weighted average discount rate of 1.99%. Cash paid for amounts included in the measurement of the above operating lease liability was $6,788,000 and $6,425,000 for the twelve months ended September 30, 2022 and 2021, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities during the twelve months ended September 30, 2022 and 2021 were $3,611,000 and $2,864,000.

The following table presents the components of net lease costs, a component of Occupancy expense. The Company elected not to separate lease and non-lease components and instead account for them as a single lease component. Variable lease costs include subsequent increases in index-based rents and variable payments such as common area maintenance.

(In thousands)	Twelve Months Ended September 30,	Twelve Months Ended September 30,
	2022	2021
Operating lease cost	$6,654	$6,754
Variable lease cost	1,537	1,095
Sublease income	(358)	(185)
Net lease cost	$7,833	$7,664

The following table shows future minimum payments for operating leases as of September 30, 2022 for the respective periods.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020

(In thousands)	Year ending September 30,

2023	$6,215
2024	5,503
2025	4,596
2026	3,732
2027	2,866
Thereafter	7,783
Total minimum payments	30,695
Amounts representing interest	(2,721)
Present value of minimum lease payments	$27,974

Rental expense, including amounts paid under month-to-month cancelable leases, amounted to $8,191,000 and $7,849,000 in 2022, and 2021, respectively.

Financial Instruments with Off-Balance Sheet Risk - The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $4,947,570,000 and $3,804,444,000 at September 30, 2022 and September 30, 2021, respectively. The reserve for unfunded commitments was $32,500,000 as of September 30, 2022, which is an increase from $27,500,000 at September 30, 2021. See Note A "Summary of Significant Accounting Policies" for details regarding the reserve methodology.

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
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020

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

	September 30, 2022	September 30, 2021
	(In thousands)
Deferred tax assets
Allowance for credit losses	$47,426	$45,724
REO reserves	329	173
Non-accrual loan interest	1,104	1,080
Deferred compensation	6,841	6,230
Stock based compensation	2,636	2,508
Lease liability	6,207	6,655
Other	1,329	4,525
Total deferred tax assets	65,872	66,895
Deferred tax liabilities
FHLB stock dividends	9,826	9,783
Valuation adjustment on available-for-sale securities and cash flow hedges	15,765	20,845
Loan origination fees and costs	10,918	5,645
Premises and equipment	20,132	21,426
Lease right-of-use assets	5,992	6,249
Equity investments	5,323	2,982
Other	4,141	6,157
Total deferred tax liabilities	72,097	73,087
Net deferred tax asset (liability)	(6,225)	(6,192)
Current tax asset (liability)	2,920	10,069
Net tax asset (liability)	$(3,305)	$3,877

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
The table below presents a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate.

Year ended September 30,	2022	2021	2020
Statutory income tax rate	21%	21%	21%
State income tax	2	2	2
Other differences	(2)	(2)	(2)
Effective income tax rate	21%	21%	21%

The following table summarizes the Company's income tax expense (benefit) for the respective periods.

Year ended September 30,	2022	2021	2020
	(In thousands)
Federal:
Current	$50,854	$53,820	$49,782
Deferred	7,187	(8,468)	(7,858)
	58,041	45,352	41,924
State:
Current	6,600	5,584	5,310
Deferred	(934)	(1,413)	(1,486)
	5,666	4,171	3,824
Total
Current	57,454	59,404	55,092
Deferred	6,253	(9,881)	(9,344)
	$63,707	$49,523	$45,748

Based on current information, the Company does not expect that changes in the amount of unrecognized tax benefits over the next 12 months will have a significant impact on its results of operations or financial position. The Company does not have a liability for uncertain tax positions as of September 30, 2022 or September 30, 2021.
The Company's federal income tax returns are open and subject to potential examination by the IRS for fiscal years 2019 and later. State income tax returns are generally subject to examination for a period of three to five years after filing. The state impact of any federal changes remains subject to examination by various states for a period of up to two years after formal notification to the states.

NOTE O - 401(k) PLAN

The Company maintains a 401(k) Plan (the "Plan") for the benefit of its employees. Company contributions are made annually as approved by the Board of Directors. Such amounts are not in excess of amounts permitted by the Employee Retirement Income Security Act of 1974.

Plan participants may make voluntary after-tax contributions of their considered earnings as defined by the Plan. In addition, participants may make pre-tax contributions up to the statutory limits through the 401(k) provisions of the Plan. The annual addition from contributions to an individual participant's account in this Plan cannot exceed the lesser of 100% of base salary or $61,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
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

The Plan provides for a guaranteed safe harbor matching contribution equal to 100% of the first 4% of compensation that employees contribute to their account and this amount is immediately vested. The safe harbor match is not subject to the six year vesting schedule of the profit sharing contribution. This provides plan participants more investment flexibility. Additionally, the Company anticipates that all eligible employees, regardless of personal plan participation, will continue to receive an annual discretionary profit sharing contribution from the Company.

Company contributions to the Plan amounted to $10,559,000, $9,905,000 and $8,333,000 for the years ended 2022, 2021 and 2020, respectively.

NOTE P - STOCK AWARD PLANS

The Company's stock based compensation plan provides for grants of stock options and restricted stock. On January 22, 2020, the shareholders approved the 2020 Incentive Plan. Upon approval of the 2020 Incentive Plan, the 2011 Incentive Plan terminated with respect to future awards, and the remaining shares that were not awarded under the 2011 Incentive Plan as of that date were canceled. A total of 3,200,000 shares are available for grant under the 2020 Incentive Plan and 1,882,283 shares remain available for issuance as of September 30, 2022.

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

Stock Option Awards:

There were 352,043 stock options granted under the incentive plans during 2022, compared to no stock options granted in 2021 and 1,043,349 stock options granted in 2020 under the previous plan.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
A summary of stock option activity and changes during the year are as follows.

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at September 30, 2020	1,229,724	$28.93	9	$—
Granted	—	—
Exercised	(19,846)	17.06
Forfeited	(179,555)	29.05
Outstanding at September 30, 2021	1,030,323	29.14	8	5,330
Granted	352,043	32.49
Exercised	(64,415)	28.16
Forfeited	(180,343)	30.24
Outstanding at September 30, 2022	1,137,608	$30.06	8	$—
Exercisable at September 30, 2022	156,698	$28.16	6.0	$285

The table below presents other information regarding stock options.

Year ended September 30,	2022	2021	2020
	(In thousands, except grant date fair value per stock option)
Compensation cost for stock options	$1,296	$1,676	$1,344
Weighted average grant date fair value per stock option	5.10	4.39	4.37
Total intrinsic value of options exercised	433	276	102
Grant date fair value of options exercised	345	78	33
Cash received from option exercises	1,823	339	144

The following is a summary of activity related to unvested stock options.

Year ended September 30,	2022		2021		2020
Unvested Stock Options	Options Outstanding	Weighted Average Grant Date Fair Value	Options Outstanding	Weighted Average Grant Date Fair Value	Options Outstanding	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	1,031,134	$4.39	1,210,689	$4.38	293,167	$5.33
Granted	352,043	7.18	—	—	1,043,349	4.17
Vested	(223,387)	5.32	—	—	—	—
Forfeited	(178,380)	5.02	(179,555)	4.31	(125,827)	4.83
Outstanding at end of period	981,410	$5.07	1,031,134	$4.39	1,210,689	$4.38

As of September 30, 2022, there was $1,851,364 of unrecognized compensation cost related to stock options.

Restricted Stock Awards:

The Company grants shares of restricted stock pursuant to the incentive plans. The restricted stock grants are subject to a service condition and vest over a period of one to seven years.

Certain grants of restricted stock to executive officers are also subject to additional market and performance conditions based upon meeting certain total shareholder return targets pre-established by the Board. The Company had a total of 489,777 shares of restricted stock outstanding as of September 30, 2022, with a total grant date fair value of $10,598,774.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020

The following table summarizes information about unvested restricted stock activity.

Year ended September 30,	2022		2021		2020
Non-vested Restricted Stock	Outstanding	Weighted Average Fair Value	Outstanding	Weighted Average Fair Value	Outstanding	Weighted Average Fair Value
Outstanding at beginning of period	522,991	$19.96	409,469	$24.32	435,838	$23.73
Granted	224,593	25.34	331,344	17.04	197,706	26.24
Vested	(246,119)	21.34	(132,649)	30.64	(205,715)	25.56
Forfeited	(11,688)	23.96	(85,173)	12.94	(18,360)	17.20
Outstanding at end of period	489,777	$21.64	522,991	$19.96	409,469	$24.32

Compensation expense related to restricted stock awards was $4,367,000, $4,473,000, and $4,453,000 for the years ended 2022, 2021 and 2020, respectively.

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

As of September 30, 2022, and 2021, the Company and the Bank met all capital adequacy requirements to which they are subject, and the Bank's regulators categorized it as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Common Equity Tier 1, Tier 1 risk-based, Total risk-based and Tier 1 leverage ratios as set forth in the following table. The Bank's actual capital amounts and ratios as of these dates are also presented. There are no conditions or events since that management believes have changed the Bank's categorization.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020

	Actual		Capital Adequacy Guidelines	Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio	Ratio	Ratio
September 30, 2022	($ in thousands)
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,613,075	9.86%	4.50%	NA
The Bank	1,781,932	10.89	4.50	6.50%
Tier 1 risk-based capital ratio:
The Company	1,913,075	11.69	6.00	NA
The Bank	1,781,932	10.89	6.00	8.00
Total risk-based capital ratio:
The Company	2,117,574	12.94	8.00	NA
The Bank	1,986,434	12.14	8.00	10.00
Tier 1 leverage ratio:
The Company	1,913,075	9.51	4.00	NA
The Bank	1,781,932	8.86	4.00	5.00

September 30, 2021
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,446,613	9.50%	4.50%	NA
The Bank	1,717,014	11.28	4.50	6.50%
Tier 1 risk-based capital ratio:
The Company	1,746,613	11.47	6.00	NA
The Bank	1,717,014	11.28	6.00	8.00
Total risk-based capital ratio:
The Company	1,937,036	12.72	8.00	NA
The Bank	1,907,408	12.53	8.00	10.00
Tier 1 leverage ratio:
The Company	1,746,613	9.07	4.00	NA
The Bank	1,717,014	8.92	4.00	5.00

At periodic intervals, the Federal Reserve, the WDFI and the FDIC examine the Company's and the Bank's financial statements as part of their oversight. Based on their examinations, these regulators can direct that the Company's or Bank's financial statements be adjusted in accordance with their findings.

The Company and the Bank are subject to regulatory restrictions on paying dividends.

The Company has an ongoing common share repurchase program and 92,774 shares were repurchased during 2022 at a weighted average price of $35.14. In 2021, 10,810,113 shares were repurchased at a weighted average price of $32.25. As of September 30, 2022, management had authorization from the Board of Directors to repurchase up to 3,724,344 additional shares.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020
The following table sets forth information regarding earnings per common share calculations.

Year ended September 30,	2022	2021	2020
Weighted average shares outstanding	65,287,650	72,529,188	76,721,969
Weighted average dilutive options	116,460	36,732	9,495
Weighted average diluted shares	65,404,110	72,565,920	76,731,464

Net income available to common shareholders (in thousands)	$221,705	$173,581	$173,438
Basic EPS	$3.40	$2.39	$2.26
Diluted EPS	3.39	2.39	2.26

NOTE R - FINANCIAL INFORMATION – WASHINGTON FEDERAL, INC.

The following Washington Federal, Inc. (parent company only) financial information should be read in conjunction with the other notes to the Consolidated Financial Statements.

Condensed Statements of Financial Condition
	September 30, 2022	September 30, 2021
	(In thousands)
Assets
Cash	$130,502	$28,696
Other assets	5,000	5,000
Investment in subsidiary	2,143,116	2,096,464
Total assets	$2,278,618	$2,130,160

Liabilities
Dividend payable on preferred stock	$3,656	$3,656
Other liabilities	702	440
Total liabilities	4,358	4,096

Shareholders’ equity
Total shareholders’ equity	2,274,260	2,126,064
Total liabilities and shareholders’ equity	$2,278,618	$2,130,160

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2022, 2021, AND 2020

Condensed Statements of Operations
Twelve Months Ended September 30,	2022	2021	2020
	(In thousands)
Income
Dividends from subsidiary	$172,850	$92,400	$190,900
Total Income	172,850	92,400	190,900
Expense
Miscellaneous expense	619	626	529
Total expense	619	626	529

Net income (loss) before equity in undistributed net income (loss) of subsidiary	172,231	91,774	190,371
Equity in undistributed net income (loss) of subsidiaries	63,956	91,697	(17,055)
Income before income taxes	236,187	183,471	173,316
Income tax benefit (expense)	143	144	122
Net income	236,330	183,615	173,438
Dividends on preferred stock	14,625	10,034	—
Net income available to common shareholders	$221,705	$173,581	$173,438

Condensed Statements of Cash Flows
Twelve Months Ended September 30,	2022	2021	2020
	(In thousands)
Cash Flows From Operating Activities
Net income	$236,330	$183,615	$173,438
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings from investments in subsidiaries	(63,956)	(91,697)	—
Distributions in excess of earnings from investments in subsidiaries	—	—	17,055
Stock based compensation expense	6,808	6,381	6,469
Increase (decrease) in other liabilities	262	440	—
Net cash provided by (used in) operating activities	179,444	98,739	196,962

Cash Flows From Investing Activities
Purchase of strategic investments	—	—	—
Net cash provided by (used in) investing activities	—	—	—

Cash Flows From Financing Activities
Proceeds from exercise of common stock options and related tax benefit	1,823	339	144
Proceeds from issuance of preferred stock, net	—	293,325
Treasury stock purchased	(3,260)	(348,651)	(112,133)
Dividends on preferred stock	(14,625)	(6,378)	—
Dividends on common stock	(61,576)	(65,876)	(66,496)
Net cash provided by (used in) financing activities	(77,638)	(127,241)	(178,485)

Increase (decrease) in cash	101,806	(28,502)	18,477
Cash at beginning of year	28,696	57,198	38,721
Cash at end of year	$130,502	$28,696	$57,198

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.              Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, the Company carried out an evaluation, under the supervision and participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in SEC rules and forms and were effective to ensure that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 version of its Internal Control-Integrated Framework. Based on its assessment, the Company’s management believes that as of September 30, 2022, the Company’s internal control over financial reporting was effective based on this criteria.

The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the Company’s internal control over financial reporting, which appears in this annual report on Form 10-K.
There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Washington Federal, Inc.
Seattle, Washington

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Washington Federal, Inc. and subsidiaries (the “Company”) as of September 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Office of the Comptroller of the Currency Instructions for Call Reports for Balance Sheet on schedule RC, Income Statement on schedule RI, and Changes in Bank Equity Capital on schedule RI-A. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2022, of the Company and our report dated November 18, 2022, expressed an unqualified opinion on those financial statements.

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
November 18, 2022

Item 9B.              Other Information

None.

Item 9C.              Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.              Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held on February 14, 2023 (the "2022 Proxy Statement") under the following captions, and is incorporated herein by reference.
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

Item 11.              Executive Compensation

The information required by this item will be set forth in the 2022 Proxy Statement under the captions "Executive Compensation” and “Corporate Governance – Compensation Committee Interlocks And Insider Participation" and is incorporated herein by reference.

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be set forth in the 2022 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Additional information about stock options and other equity compensation plans is included in Note P to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this report.

Item 13.              Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in the 2022 Proxy Statement under the caption "Corporate Governance - Related Party Transactions" and is incorporated herein by reference.

Item 14.              Principal Accounting Fees and Services

The information required by this item will be set forth in the 2022 Proxy Statement under the caption "Principal Accounting Fees and Services" and is incorporated herein by reference.

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
(a)(3) The following exhibits are filed as part of this report, and this list includes the Exhibit Index:

No.	Exhibit	Page/ Footnote

3.1	Restated Articles of Incorporation of the Company, as amended	(1)

3.2	Amended and Restated Bylaws of the Company	(2)

4.1	Description of Registrant's Securities	(1)

4.2	Deposit Agreement, dated February 8, 2021, by and among the Company, American Stock Transfer & Trust Company LLC, and the holders from time to time of the depositary receipts described therein	(3)

10.1	2020 Incentive Plan and Form of Award Agreements *	(4)

10.2	2011 Incentive Plan, as amended *	(5)

10.3	Form of Restricted Stock Award Agreement under 2011 Incentive Plan *	(5)

10.4	Form of Stock Option Agreement under 2011 Incentive Plan *	(5)

10.5	Form of Indemnification Agreement *	(6)

10.6	Form of Change in Control Agreement *	(7)

21	Subsidiaries of the Company - Reference is made to Item 1, “Business - Subsidiaries” for the required information	+

23.1	Consent of Independent Registered Public Accounting Firm	+

31.1	Section 302 Certification by the Chief Executive Officer	+

31.2	Section 302 Certification by the Chief Financial Officer	+

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002	+

101	Financial Statements for the fiscal year ended September 30, 2022 formatted in iXBRL	+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	+
 ___________________

*	Management contract or compensation plan
+	Filed herewith
(1)Incorporated by reference from the Registrant's Form 10-K filed with the SEC on November 19, 2021.
(2)Incorporated by reference from the Registrant's Form 8-K filed with the SEC on November 20, 2020.
(3)Incorporated by reference from the Registrant's Form 8-K filed with the SEC on February 8, 2021.
(4)Incorporated by reference from the Registrant's Form 10-K filed with the SEC on November 23, 2020.
(5)Incorporated by reference from the Registrant's Form 10-K filed with the SEC on November 21, 2016.
(6)Incorporated by reference from the Registrant's Form 8-K filed with the SEC on October 24, 2016.
(7)Incorporated by reference from the Registrant's Form 8-K filed with the SEC on August 19, 2015.

Item 16.              Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON FEDERAL, INC.

November 18, 2022	By:	/S/ BRENT J. BEARDALL
Brent J. Beardall, Vice Chair, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Brent J. Beardall	November 18, 2022
Brent J. Beardall Vice Chair, President and Chief Executive Officer (Principal Executive Officer)
/s/ Vincent L. Beatty	November 18, 2022
Vincent L. Beatty Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Cory D. Stewart	November 18, 2022
Cory D. Stewart Senior Vice President and Principal Accounting Officer (Principal Accounting Officer)
/s/ Stephen M. Graham	November 18, 2022
Stephen M. Graham, Chairman of the Board
/s/ R. Shawn Bice	November 18, 2022
R. Shawn Bice, Director
/s/ Linda S. Brower	November 18, 2022
Linda S. Brower, Director
/s/ David K. Grant	November 18, 2022
David K. Grant, Director
/s/ Sylvia R. Hampel	November 18, 2022
Sylvia R. Hampel, Director
/s/ S. Steven Singh	November 18, 2022
S. Steven Singh, Director
/s/ Sean B. Singleton	November 18, 2022
Sean B. Singleton, Director
/s/ Mark N. Tabbutt	November 18, 2022
Mark N. Tabbutt, Director
/s/ Randall H. Talbot	November 18, 2022
Randall H. Talbot, Director