Form 10-Q
period 2022-12-31
WASHINGTON FEDERAL INC
filed 2023-02-03
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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

The registrant had outstanding 65,415,338 shares of common stock as of January 31, 2023.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	December 31, 2022	September 30, 2022
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$645,862	$683,965
Available-for-sale securities, at fair value	2,059,837	2,051,037
Held-to-maturity securities, at amortized cost	453,443	463,299
Loans receivable, net of allowance for loan losses of $176,797 and $172,808	16,993,588	16,113,564
Interest receivable	75,316	63,872
Premises and equipment, net	240,360	243,062
Real estate owned	6,117	6,667
FHLB and FRB stock	133,073	95,073
Bank owned life insurance	238,370	237,931
Intangible assets, including goodwill of $303,457 and $303,457	308,767	309,009
Other assets	499,078	504,652
	$21,653,811	$20,772,131
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$12,547,832	$12,691,527
Time deposit accounts	3,412,203	3,338,043
	15,960,035	16,029,570
FHLB advances	3,075,000	2,125,000
Advance payments by borrowers for taxes and insurance	17,626	50,051
Federal and state income tax liabilities, net	16,995	3,306
Accrued expenses and other liabilities	259,774	289,944
	19,329,430	18,497,871
Commitments and contingencies (see Note I)
Shareholders’ equity
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 300,000 and 300,000 shares issued; 300,000 and 300,000 shares outstanding	300,000	300,000
Common stock, $1.00 par value, 300,000,000 shares authorized; 136,373,350 and 136,270,886 shares issued; 65,387,745 and 65,330,126 shares outstanding	136,373	136,271
Additional paid-in capital	1,689,209	1,686,975
Accumulated other comprehensive income (loss), net of taxes	41,726	52,481
Treasury stock, at cost; 70,985,605 and 70,940,760 shares	(1,591,935)	(1,590,207)
Retained earnings	1,749,008	1,688,740
	2,324,381	2,274,260
	$21,653,811	$20,772,131

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2022	2021
	(In thousands, except share data)
INTEREST INCOME
Loans receivable	$203,946	$138,509
Mortgage-backed securities	10,613	4,792
Investment securities and cash equivalents	18,860	7,139
	233,419	150,440
INTEREST EXPENSE
Customer accounts	31,646	8,461
FHLB advances	18,974	7,843
	50,620	16,304
Net interest income	182,799	134,136
Provision for credit losses	2,500	500
Net interest income after provision (release)	180,299	133,636
OTHER INCOME
Gain (loss) on sale of investment securities	—	81
Loan fee income	1,502	1,921
Deposit fee income	6,353	6,443
Other income	6,169	10,236
	14,024	18,681
OTHER EXPENSE
Compensation and benefits	49,070	47,425
Occupancy	10,102	10,090
FDIC insurance premiums	3,675	3,100
Product delivery	4,621	4,721
Information technology	12,329	11,421
Other expense	12,481	12,856
	92,278	89,613
Gain (loss) on real estate owned, net	(112)	562
Income before income taxes	101,933	63,266
Income tax expense	22,424	12,985
Net income	79,509	50,281
Dividends on preferred stock	3,656	3,656
Net income available to common shareholders	$75,853	$46,625
PER SHARE DATA
Basic earnings per common share	$1.16	$0.72
Diluted earnings per common share	1.16	0.71
Dividends paid on common stock per share	0.24	0.23
Basic weighted average number of shares outstanding	65,341,974	65,207,837
Diluted weighted average number of shares outstanding	65,430,690	65,350,174

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2022	2021
	(In thousands)
Net income	$79,509	$50,281
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $1,659 and $3,864	(5,521)	(12,934)
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $0 and $(19)	—	62
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	(5,521)	(12,872)
Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $1,572 and $(1,483)	(5,234)	4,963
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	(5,234)	4,963

Other comprehensive income (loss)	(10,755)	(7,909)
Comprehensive income	$68,754	$42,372

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2022	$300,000	$136,271	$1,686,975	$1,688,740	$52,481	$(1,590,207)	$2,274,260
Net income	—	—	—	79,509	—	—	79,509
Other comprehensive income (loss)	—	—	—	—	(10,755)	—	(10,755)
Dividends on common stock ($0.24 per share)	—	—	—	(15,585)	—	—	(15,585)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Proceeds from stock-based awards	—	25	740	—	—	—	765
Stock-based compensation expense	—	77	1,494	—	—	—	1,571
Treasury stock acquired	—	—	—	—	—	(1,728)	(1,728)
Balance at December 31, 2022	$300,000	$136,373	$1,689,209	$1,749,008	$41,726	$(1,591,935)	$2,324,381

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2021	$300,000	$135,993	$1,678,622	$1,528,611	$69,785	$(1,586,947)	$2,126,064
Net income	—	—	—	50,281	—	—	50,281
Other comprehensive income (loss)	—	—	—	—	(7,909)	—	(7,909)
Dividends on common stock ($0.23 per share)	—	—	—	(14,899)	—	—	(14,899)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Proceeds from stock-based awards	—	30	798	—	—	—	828
Stock-based compensation expense	—	173	1,217	—	—	—	1,390
Treasury stock acquired	—	—	—	—	—	(2,973)	(2,973)
Balance at December 31, 2021	$300,000	$136,196	$1,680,637	$1,560,337	$61,876	$(1,589,920)	$2,149,126

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$79,509	$50,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	1,613	7,944
Stock-based compensation expense	1,571	1,390
Provision (release) for credit losses	2,500	500
Loss (gain) on sale of investment securities	—	(81)
Gain on bank owned life insurance	(821)	—
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(230)	(355)
Decrease (increase) in accrued interest receivable	(11,444)	(1,115)
Decrease (increase) in federal and state income tax receivable	—	3,877
Decrease (increase) in cash surrender value of bank owned life insurance	(439)	(1,397)
Decrease (increase) in other assets	3,134	(3,422)
Increase (decrease) in federal and state income tax liabilities	16,920	5,090
Increase (decrease) in accrued expenses and other liabilities	(26,213)	(35,871)
Net cash provided by (used in) operating activities	66,100	26,841
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(802,470)	(347,596)
Loans purchased	(77,484)	(413,326)
FHLB & FRB stock purchased	(176,000)	(56,000)
FHLB & FRB stock redeemed	138,000	56,000
Available-for-sale securities purchased	(115,909)	—
Principal payments and maturities of available-for-sale securities	100,340	170,847
Proceeds from sales of available-for-sale securities	—	4,510
Principal payments and maturities of held-to-maturity securities	9,793	38,679
Proceeds from sales of real estate owned	744	2,883
Equity securities purchased	(7,500)	—
Proceeds from sales of premises and equipment	664	2
Premises and equipment purchased and REO improvements	(2,217)	(2,771)
Net cash provided by (used in) investing activities	(932,039)	(546,772)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	(69,535)	359,934
Proceeds from borrowings	4,400,000	1,400,000
Repayments of borrowings	(3,450,000)	(1,400,000)
Proceeds from stock-based awards	765	828
Dividends paid on common stock	(15,585)	(14,899)
Dividends paid on preferred stock	(3,656)	(3,656)
Treasury stock purchased	(1,728)	(2,973)
Increase (decrease) in advances payments by borrowers for taxes and insurance	(32,425)	(29,465)
Net cash provided by (used in) financing activities	827,836	309,769
Increase (decrease) in cash and cash equivalents	(38,103)	(210,162)
Cash, cash equivalents and restricted cash at beginning of period	683,965	2,090,809
Cash, cash equivalents and restricted cash at end of period	$645,862	$1,880,647
(CONTINUED)
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2022	2021
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$95	$—
Other personal property acquired through foreclosure	—	422
Non-cash financing activities
Preferred stock dividend payable	3,656	3,656
Cash paid (received) during the period for
Interest	48,195	13,275
Income taxes	1,016	—

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A – Summary of Significant Accounting Policies

Company and Nature of Operations - Washington Federal Bank, a federally-insured Washington state chartered commercial bank dba WaFd Bank (the “Bank” or “WaFd Bank”), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. Washington Federal, Inc., a Washington corporation, was formed as the Bank’s holding company in November, 1994. As used throughout this document, the terms “Washington Federal” or the “Company” or “we” or “us” and “our” refer to Washington Federal, Inc. and its consolidated subsidiaries, and the term “Bank” refers to the operating subsidiary, Washington Federal Bank. The Company is headquartered in Seattle, Washington. The Bank conducts its activities through a network of 200 bank branches located in Washington, Oregon, Idaho, Utah, Arizona, Nevada, New Mexico and Texas.

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

The information included in this Form 10-Q should be read in conjunction with the financial statements and related notes in the Company's 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on November 18, 2022 ("2022 Annual Financial Statements"). Interim results are not necessarily indicative of results for a full year.

Summary of Significant Accounting Policies - The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its 2022 Annual Financial Statements. There have not been any significant changes in the Company's significant accounting policies compared to those contained in its 2022 Annual Financial Statements for the year ended September 30, 2022.

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

Restricted Cash Balances - Based on the level of vault cash on hand, the Company was not required to maintain cash reserve balances with the Federal Reserve Bank as of December 31, 2022. As of December 31, 2022 and September 30, 2022, the Company held counterparty cash collateral of $280,400,000 and pledged cash collateral to counterparties of $284,400,000, respectively, related to derivative contracts.

Equity Securities - The Company records equity securities within Other assets in its Consolidated Statements of Financial Condition. These equity investments are accounted for under different methods.

•Low-income housing tax credit investments are accounted for under the proportional amortization method in accordance with Accounting Standards Update (“ASU”) 2014-01, Equity Method and Joint Ventures (Topic 323).
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
•For other equity investments where neither ASU 2014-01 nor the equity method of accounting is applicable, the Company applies the fair value adjustment method of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). Any adjustments to the fair value of these investments are recorded in Other income in the Consolidated Statements of Operations. Fair value is determined by reference to readily

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

determinable market values if applicable. Equity investments that do not have readily determinable fair values (non-marketable) are generally accounted for at cost minus impairment, if any, plus or minus changes resulting from observable transactions involving the same or similar investments from the same issuer, also referred to as the measurement alternative. Under the NAV expedient for fair value measurement, equity investments in qualified real estate funds can use the net asset value (“NAV”) determined by the fund as fair value for the investment. At December 31, 2022, equity investments held by the Company and recorded at NAV had a carrying amount of $38,385,000 and a remaining unfunded commitment of $7,511,000. These NAV based investments cannot be transferred without consent and we do not have redemption rights. Equity investments measured at NAV are not classified in the fair value hierarchy.

Allowance for Credit Losses (Loans Receivable) - The Company maintains an allowance for credit losses (“ACL”) for the expected credit losses of the loan portfolio as well as unfunded loan commitments. The amount of ACL is based on ongoing, quarterly assessments by management. The current expected credit loss methodology (“CECL”) requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures) and replaces the incurred loss methodology’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred.

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

Allowance for Credit Losses (Available-for-Sale Debt Securities) - The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision (or recapture of) for credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. See Note F "Fair Value Measurements" for more information about AFS debt securities.

Accrued Interest Receivable - The Company made the following elections regarding accrued interest receivable (“AIR”):

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

Off-balance-sheet credit exposures - The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $4,822,769,000 and $4,947,570,000 at December 31, 2022 and September 30, 2022, respectively. The reserve for unfunded commitments is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class. See Note I “Commitments and Contingencies” for more information.

NOTE B – New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU provide temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The ASU primarily includes relief related to contract modifications and hedging relationships, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity. This guidance is effective immediately and the amendments were originally to be applied prospectively through December 31, 2022. However, the FASB issued ASU 2022-06, deferring the sunset date to December 31, 2024. The Company has evaluated the regulatory requirements to cease the use of LIBOR and has put in place systems and capabilities for this purpose. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE C – Dividends and Share Repurchases

On December 2, 2022, the Company paid a regular dividend on common stock of $0.24 per share, which represented the 159th consecutive quarterly cash dividend. Dividends per share were $0.24 and $0.23 for the quarters ended December 31, 2022 and 2021, respectively.

For the three months ended December 31, 2022, the Company repurchased 44,845 shares at an average price of $38.53. As of December 31, 2022, there are 3,679,499 remaining shares authorized to be repurchased under the current Board approved share repurchase program.

The Company pays a cash dividend, if declared by the Board, of $12.1875 per share on its Series A Preferred Stock quarterly on January 15, April 15, July 15 and October 15. This dividend equals $0.30468750 per depositary share (each dividend, a "Series A Preferred Dividend"). The Company paid the Series A Preferred Dividend on January 15, 2023.

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	December 31, 2022		September 30, 2022
	(In thousands)		(In thousands)
Commercial loans
Multi-family	$2,713,331	13.4%	$2,645,801	13.7%
Commercial real estate	3,237,073	16.0	3,133,660	16.2
Commercial & industrial	2,628,131	13.0	2,350,984	12.1
Construction	4,055,474	20.0	3,784,388	19.5
Land - acquisition & development	253,682	1.2	291,301	1.5
Total commercial loans	12,887,691	63.6	12,206,134	63.0
Consumer loans
Single-family residential	6,013,410	29.7	5,771,862	29.8
Construction - custom	926,126	4.6	974,652	5.0
Land - consumer lot loans	148,246	0.7	153,240	0.8
HELOC	212,123	1.0	203,528	1.0
Consumer	73,115	0.4	75,543	0.4
Total consumer loans	7,373,020	36.4	7,178,825	37.0
Total gross loans	20,260,711	100%	19,384,959	100%
Less:
Allowance for credit losses on loans	176,797		172,808
Loans in process	2,997,839		3,006,023
Net deferred fees, costs and discounts	92,487		92,564
Total loan contra accounts	3,267,123		3,271,395
Net loans	$16,993,588		$16,113,564

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of December 31, 2022, and September 30, 2022, AIR for loans totaled $67,169,000 and $57,070,000, respectively, and is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.
Loans in the amount of $8,636,895,000 and $8,224,951,000 at December 31, 2022 and September 30, 2022, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") as part of our liquidity management strategy. The FHLB does not have the right to sell or re-pledge these loans.
The following table sets forth the amortized cost basis of non-accrual loans and loans 90 days or more past due and accruing.

	December 31, 2022			September 30, 2022
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing
Commercial loans
Multi-family	$5,879	$—	$—	$5,912	$—	$—
Commercial real estate	4,635	—	—	4,691	—	—
Commercial & industrial	906	906	—	5,693	1,308	—
Construction	—	—	—	—	—	—
Land - acquisition & development	—	—	—	—	—	—
Total commercial loans	11,420	906	—	16,296	1,308	—
Consumer loans
Single-family residential	17,084	—	—	17,450	—	—
Construction - custom	435	—	—	435	—	—
Land - consumer lot loans	71	—	—	84	—	—
HELOC	134	—	—	233	—	—
Consumer	36	—	—	36	—	—
Total consumer loans	17,760	—	—	18,238	—	—
Total non-accrual loans	$29,180	$906	$—	$34,534	$1,308	$—
% of total loans	0.17%			0.21%

The Company recognized interest income on non-accrual loans of approximately $534,000 in the three months ended December 31, 2022. If these loans had been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $358,000 for the three months ended December 31, 2022. Recognized interest income for the three months ended December 31, 2022 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide details regarding loan delinquencies by loan portfolio and class.

December 31, 2022		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$2,695,759	$2,695,759	$—	$—	$—	$—	—%
Commercial real estate	3,213,308	3,212,259	533	452	64	1,049	0.03
Commercial & industrial	2,621,266	2,620,020	261	81	904	1,246	0.05
Construction	1,637,499	1,636,565	934	—		934	0.06
Land - acquisition & development	191,162	191,162	—	—	—	—	—
Total commercial loans	10,358,994	10,355,765	1,728	533	968	3,229	0.03
Consumer Loans
Single-family residential	5,967,678	5,946,382	5,661	2,038	13,597	21,296	0.36
Construction - custom	408,563	408,128	—	—	435	435	0.11
Land - consumer lot loans	147,078	146,969	49	—	60	109	0.07
HELOC	214,904	212,655	2,121	—	128	2,249	1.05
Consumer	73,168	72,777	54	174	163	391	0.53
Total consumer loans	6,811,391	6,786,911	7,885	2,212	14,383	24,480	0.36
Total Loans	$17,170,385	$17,142,676	$9,613	$2,745	$15,351	$27,709	0.16%
Delinquency %		99.84%	0.06%	0.01%	0.09%	0.16%

September 30, 2022		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$2,626,479	$2,626,479	$—	$—	$—	$—	—%
Commercial real estate	3,111,112	3,110,056	538	450	68	1,056	0.03
Commercial & industrial	2,343,403	2,336,791	—	919	5,693	6,612	0.28
Construction	1,423,891	1,423,891	—	—		—	—
Land - acquisition & development	223,616	223,616	—	—	—	—	—
Total commercial loans	9,728,501	9,720,833	538	1,369	5,761	7,668	0.08
Consumer Loans
Single-family residential	5,726,979	5,708,996	2,796	1,316	13,871	17,983	0.31
Construction - custom	397,343	396,908	—	—	435	435	0.11
Land - consumer lot loans	151,945	151,746	—	139	60	199	0.13
HELOC	206,033	205,605	155	46	227	428	0.21
Consumer	75,571	75,357	162	17	35	214	0.28
Total consumer loans	6,557,871	6,538,612	3,113	1,518	14,628	19,259	0.29
Total Loans	$16,286,372	$16,259,445	$3,651	$2,887	$20,389	$26,927	0.17%
Delinquency %		99.83%	0.02%	0.02%	0.13%	0.17%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Most TDRs are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. Each request for modification is individually evaluated for merit and likelihood of success. The concession granted in a loan modification is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of December 31, 2022, 98.0% of the Company's $55,515,000 in TDRs were classified as performing. As of December 31, 2022, single-family residential loans comprised 82.5% of TDRs.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present by primary credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of December 31, 2022 and September 30, 2022.

December 31, 2022	Term Loans Amortized Cost Basis by Origination Year
	YTD 2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$94,649	$666,795	$763,102	$486,468	$167,495	$464,692	$36,361	$—	$2,679,562
Substandard	—	3,931	—	4,180	—	8,086	—	—	16,197
Total	$94,649	$670,726	$763,102	$490,648	$167,495	$472,778	$36,361	$—	$2,695,759

Commercial real estate
Pass	$130,440	$806,478	$722,298	$467,416	$296,176	$705,610	$1,375	$—	$3,129,793
Special Mention	—	—	—	—	1,382	—	—	—	1,382
Substandard	—	5,562	1,584	26,609	30,517	15,291	2,570	—	82,133
Total	$130,440	$812,040	$723,882	$494,025	$328,075	$720,901	$3,945	$—	$3,213,308

Commercial & industrial
Pass	$124,523	$272,160	$345,166	$134,933	$34,585	$211,323	$1,350,779	$1,911	$2,475,380
Special Mention	—	—	2,601	—	—	—	2,850	—	5,451
Substandard	—	7,961	12,829	5,292	4,671	25,427	84,255	—	140,435
Total	$124,523	$280,121	$360,596	$140,225	$39,256	$236,750	$1,437,884	$1,911	$2,621,266

Construction
Pass	$17,955	$651,808	$694,514	$155,086	$33,585	$375	$75,930	$—	$1,629,253
Substandard	—	5,987	2,259	—	—	—	—	—	8,246
Total	$17,955	$657,795	$696,773	$155,086	$33,585	$375	$75,930	$—	$1,637,499

Land - acquisition & development
Pass	$4,682	$88,588	$48,857	$17,530	$2,981	$25,932	$2,592	$—	$191,162
Total	$4,682	$88,588	$48,857	$17,530	$2,981	$25,932	$2,592	$—	$191,162

Total commercial loans
Pass	$372,249	$2,485,829	$2,573,937	$1,261,433	$534,822	$1,407,932	$1,467,037	$1,911	$10,105,150
Special Mention	—	—	2,601	—	1,382	—	2,850	—	6,833
Substandard	—	23,441	16,672	36,081	35,188	48,804	86,825	—	247,011
Total	$372,249	$2,509,270	$2,593,210	$1,297,514	$571,392	$1,456,736	$1,556,712	$1,911	$10,358,994

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 2022	Term Loans Amortized Cost Basis by Origination Year
	YTD 2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$219,679	$1,148,027	$1,717,690	$768,368	$313,719	$1,778,899	$—	$—	$5,946,382
30 days past due	—	—	1,637	—	63	3,961	—	—	5,661
60 days past due	—	—	—	—	—	2,038	—	—	2,038
90+ days past due	—	—	—	—	1,084	12,513	—	—	13,597
Total	$219,679	$1,148,027	$1,719,327	$768,368	$314,866	$1,797,411	$—	$—	$5,967,678

Construction - custom
Current	$—	$320,079	$82,349	$4,864	$358	$478	$—	$—	$408,128
90+ days past due	—	—	435	—	—	—	—	—	435
Total	$—	$320,079	$82,784	$4,864	$358	$478	$—	$—	$408,563

Land - consumer lot loans
Current	$4,355	$50,736	$55,658	$15,336	$5,189	$15,695	$—	$—	$146,969
30 days past due	—	—	—	—	—	49	—	—	49
90+ days past due	—	—	—	—	—	60	—	—	60
Total	$4,355	$50,736	$55,658	$15,336	$5,189	$15,804	$—	$—	$147,078

HELOC
Current	$—	$—	$—	$—	$—	$4,846	$207,284	$525	$212,655
30 days past due	—	—	—	—	—	260	1,861	—	2,121
90+ days past due	—	—	—	—	—	—	128	—	128
Total	$—	$—	$—	$—	$—	$5,106	$209,273	$525	$214,904

Consumer
Current	$108	$2,145	$9,986	$8,023	$203	$28,303	$24,009	$—	$72,777
30 days past due	—	—	—	—	—	37	17	—	54
60 days past due	—	—	—	—	1	173	—	—	174
90+ days past due	—	2	—	—	32	129	—	—	163
Total	$108	$2,147	$9,986	$8,023	$236	$28,642	$24,026	$—	$73,168

Total consumer loans
Current	$224,142	$1,520,987	$1,865,683	$796,591	$319,469	$1,828,221	$231,293	$525	$6,786,911
30 days past due	—	—	1,637	—	63	4,307	1,878	—	7,885
60 days past due	—	—	—	—	1	2,211	—	—	2,212
90+ days past due	—	2	435	—	1,116	12,702	128	—	14,383
Total	$224,142	$1,520,989	$1,867,755	$796,591	$320,649	$1,847,441	$233,299	$525	$6,811,391

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2022	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$657,144	$778,936	$500,917	$168,568	$157,144	$315,858	$34,102	$—	$2,612,669
Substandard	3,951	—	1,729	—	6,560	1,570	—	—	13,810
Total	$661,095	$778,936	$502,646	$168,568	$163,704	$317,428	$34,102	$—	$2,626,479

Commercial real estate
Pass	$820,490	$679,321	$492,826	$301,033	$218,171	$541,008	$1,391	$—	$3,054,240
Special Mention	—	1,594	—	—	—	—	—	—	1,594
Substandard	259	—	6,074	30,579	4,857	10,923	2,586	—	55,278
Total	$820,749	$680,915	$498,900	$331,612	$223,028	$551,931	$3,977	$—	$3,111,112

Commercial & industrial
Pass	$254,668	$435,630	$145,799	$39,102	$25,709	$197,909	$1,097,696	$255	$2,196,768
Special Mention	2,503	—	—	—	—	—	29,153	—	31,656
Substandard	2,021	12,639	9,803	5,029	1,213	25,519	58,755	—	114,979
Total	$259,192	$448,269	$155,602	$44,131	$26,922	$223,428	$1,185,604	$255	$2,343,403

Construction
Pass	$510,764	$671,611	$142,816	$27,260	$375	$—	$68,808	$—	$1,421,634
Substandard	—	2,257	—	—	—	—	—	—	2,257
Total	$510,764	$673,868	$142,816	$27,260	$375	$—	$68,808	$—	$1,423,891

Land - acquisition & development
Pass	$100,022	$64,539	$16,934	$3,391	$8,175	$27,955	$2,600	$—	$223,616
Total	$100,022	$64,539	$16,934	$3,391	$8,175	$27,955	$2,600	$—	$223,616

Total commercial loans
Pass	$2,343,088	$2,630,037	$1,299,292	$539,354	$409,574	$1,082,730	$1,204,597	$255	$9,508,927
Special Mention	2,503	1,594	—	—	—	—	29,153	—	33,250
Substandard	6,231	14,896	17,606	35,608	12,630	38,012	61,341	—	186,324
Total	$2,351,822	$2,646,527	$1,316,898	$574,962	$422,204	$1,120,742	$1,295,091	$255	$9,728,501

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2022	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$1,131,152	$1,652,242	$771,769	$320,546	$276,093	$1,557,194	$—	$—	$5,708,996
30 days past due	—	—	400	604	—	1,792	—	—	2,796
60 days past due	—	—	—	—	—	1,316	—	—	1,316
90+ days past due	—	—	—	477	—	13,394	—	—	13,871
Total	$1,131,152	$1,652,242	$772,169	$321,627	$276,093	$1,573,696	$—	$—	$5,726,979

Construction - custom
Current	$235,030	$150,434	$9,811	$1,155	$478	$—	$—	$—	$396,908
90+ days past due	—	435	—	—	—	—	—	—	435
Total	$235,030	$150,869	$9,811	$1,155	$478	$—	$—	$—	$397,343

Land - consumer lot loans
Current	$53,396	$60,454	$15,876	$5,399	$3,433	$13,188	$—	$—	$151,746
60 days past due	—	—	139	—	—	—	—	—	139
90+ days past due	—	—	—	—	—	60	—	—	60
Total	$53,396	$60,454	$16,015	$5,399	$3,433	$13,248	$—	$—	$151,945

HELOC
Current	$—	$—	$—	$—	$—	$4,349	$200,267	$989	$205,605
30 days past due	—	—	—	—	—	95	60	—	155
60 days past due	—	—	—	—	—	29	17	—	46
90+ days past due	—	—	—	—	—	—	227	—	227
Total	$—	$—	$—	$—	$—	$4,473	$200,571	$989	$206,033

Consumer
Current	$1,386	$10,156	$8,038	$215	$23,919	$6,449	$25,194	$—	$75,357
30 days past due	—	—	—	2	—	153	7	—	162
60 days past due	—	—	—	—	—	17	—	—	17
90+ days past due	1	—	—	32	—	2	—	—	35
Total	$1,387	$10,156	$8,038	$249	$23,919	$6,621	$25,201	$—	$75,571

Total consumer loans
Current	$1,420,964	$1,873,286	$805,494	$327,315	$303,923	$1,581,180	$225,461	$989	$6,538,612
30 days past due	—	—	400	606	—	2,040	67	—	3,113
60 days past due	—	—	139	—	—	1,362	17	—	1,518
90+ days past due	1	435	—	509	—	13,456	227	—	14,628
Total	$1,420,965	$1,873,721	$806,033	$328,430	$303,923	$1,598,038	$225,772	$989	$6,557,871

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A "Summary of Significant Accounting Policies."

The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Three Months Ended December 31, 2022	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers(1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$12,013	$—	$—	$311	$12,324
Commercial real estate	25,814	—	4	1,562	27,380
Commercial & industrial	57,210	(82)	32	6,713	63,873
Construction	26,161	—	—	(28)	26,133
Land - acquisition & development	12,278	—	16	(3,722)	8,572
Total commercial loans	133,476	(82)	52	4,836	138,282
Consumer loans
Single-family residential	25,518	—	430	(473)	25,475
Construction - custom	3,410	—	—	90	3,500
Land - consumer lot loans	5,047	—	—	(905)	4,142
HELOC	2,482	—	1	105	2,588
Consumer	2,875	(146)	234	(153)	2,810
Total consumer loans	39,332	(146)	665	(1,336)	38,515
Total ACL - loans	$172,808	$(228)	$717	$3,500	$176,797
(1) Provision & transfer amounts within the table do not include provision recapture for unfunded commitments of $1,000,000.

Three Months Ended December 31, 2021	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers (1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$16,949	$—	$—	$(956)	$15,993
Commercial real estate	23,437	(529)	44	2,770	25,722
Commercial & industrial	45,957	(43)	62	1,255	47,231
Construction	25,585	—	2,000	(2,819)	24,766
Land - acquisition & development	13,447	(2)	20	660	14,125
Total commercial loans	125,375	(574)	2,126	910	127,837
Consumer loans
Single-family residential	30,978	—	405	(1,277)	30,106
Construction - custom	4,907	—	—	(1,188)	3,719
Land - consumer lot loans	4,939	(27)	5	67	4,984
HELOC	2,390	—	1	(26)	2,365
Consumer	2,711	(76)	251	(486)	2,400
Total consumer loans	45,925	(103)	662	(2,910)	43,574
Total loans	$171,300	$(677)	$2,788	$(2,000)	$171,411
(1) Provision & transfer amounts within the table do not include the provision for unfunded commitments of $2,500,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company recorded a $2,500,000 provision for credit losses for the three months ended December 31, 2022, compared with a provision for credit losses of $500,000 for the three months ended December 31, 2021. The provision in the three months ended December 31, 2022 was primarily due to reserving for growth in loans receivable largely offset by improvements in management's assessment of the credit quality of certain loan portfolios. The provision for the three months ended December 31, 2021 was primarily due to reserving for growth in loans receivable and changes in composition of the loan portfolio. Recoveries, net of charge-offs, totaled $489,000 for the three months ended December 31, 2022, compared to $2,111,000 during the three months ended December 31, 2021.

Non-performing assets were $38,650,000, or 0.18% of total assets, at December 31, 2022, compared to $44,554,000, or 0.21% of total assets, at September 30, 2022. Non-accrual loans were $29,180,000 at December 31, 2022, compared to $34,534,000 at September 30, 2022. Delinquencies, as a percent of total loans, were 0.16% at December 31, 2022, compared to 0.17% at September 30, 2022.

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

The following tables provide the amortized cost of loans receivable based on risk rating categories as previously defined.

December 31, 2022	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$2,679,562	$—	$16,197	$—	$—	$2,695,759
Commercial real estate	3,129,793	1,382	82,133	—	—	3,213,308
Commercial & industrial	2,475,380	5,451	140,435	—	—	2,621,266
Construction	1,629,253	—	8,246	—	—	1,637,499
Land - acquisition & development	191,162	—	—	—	—	191,162
Total commercial loans	10,105,150	6,833	247,011	—	—	10,358,994
Consumer loans
Single-family residential	5,947,295	—	20,383	—	—	5,967,678
Construction - custom	408,127	—	436	—	—	408,563
Land - consumer lot loans	147,007	—	71	—	—	147,078
HELOC	214,771	—	133	—	—	214,904
Consumer	73,161	—	7	—	—	73,168
Total consumer loans	6,790,361	—	21,030	—	—	6,811,391
Total	$16,895,511	$6,833	$268,041	$—	$—	$17,170,385

Total grade as a % of total loans	98.40%	0.04%	1.56%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2022	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$2,612,669	$—	$13,810	$—	$—	$2,626,479
Commercial real estate	3,054,241	1,594	55,277	—	—	3,111,112
Commercial & industrial	2,196,767	31,656	114,980	—	—	2,343,403
Construction	1,421,634	—	2,257	—	—	1,423,891
Land - acquisition & development	223,616	—	—	—	—	223,616
Total commercial loans	9,508,927	33,250	186,324	—	—	9,728,501
Consumer loans
Single-family residential	5,706,199	—	20,780	—	—	5,726,979
Construction - custom	396,908	—	435	—	—	397,343
Land - consumer lot loans	151,723	—	222	—	—	151,945
HELOC	205,800	—	233	—	—	206,033
Consumer	75,570	—	1	—	—	75,571
Total consumer loans	6,536,200	—	21,671	—	—	6,557,871
Total loans	$16,045,127	$33,250	$207,995	$—	$—	$16,286,372

Total grade as a % of total gross loans	98.52%	0.20%	1.28%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on amortized cost of loans receivable based on borrower payment activity.

December 31, 2022	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$2,689,880	99.8%	$5,879	0.2%
Commercial real estate	3,208,673	99.9	4,635	0.1
Commercial & industrial	2,620,360	100.0	906	—
Construction	1,637,499	100.0	—	0.0
Land - acquisition & development	191,162	100.0	—	—
Total commercial loans	10,347,574	99.9	11,420	0.1
Consumer loans
Single-family residential	5,950,594	99.7	17,084	0.3
Construction - custom	408,128	99.9	435	0.1
Land - consumer lot loans	147,007	100.0	71	0.0
HELOC	214,770	99.9	134	0.1
Consumer	73,132	100.0	36	0.0
Total consumer loans	6,793,631	99.7	17,760	0.3
Total loans	$17,141,205	99.8%	$29,180	0.2%

September 30, 2022	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$2,620,567	99.8%	$5,912	0.2%
Commercial real estate	3,106,421	99.8	4,691	0.2
Commercial & industrial	2,337,710	99.8	5,693	0.2
Construction	1,423,891	100.0	—	—
Land - acquisition & development	223,616	100.0	—	—
Total commercial loans	9,712,205	99.8	16,296	0.2
Consumer loans
Single-family residential	5,709,529	99.7	17,450	0.3
Construction - custom	396,908	99.9	435	0.1
Land - consumer lot loans	151,861	99.9	84	0.1
HELOC	205,800	99.9	233	0.1
Consumer	75,535	100.0	36	0.0
Total consumer loans	6,539,633	99.7	18,238	0.4
Total loans	$16,251,838	99.8%	$34,534	0.2%

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

	December 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$99,889	$—	$99,889
Asset-backed securities	—	696,572	—	696,572
Municipal bonds	—	35,054	—	35,054
Corporate debt securities	—	316,487	—	316,487
Mortgage-backed securities
Agency pass-through certificates	—	911,835	—	911,835
Total available-for-sale securities	—	2,059,837	—	2,059,837
Client swap program hedges	—	63,383	—	63,383
Commercial loan fair value hedges	—	2,446	—	2,446
Mortgage loan fair value hedges	—	33,986	—	33,986
Borrowings cash flow hedges	—	173,139	—	173,139
Total financial assets	$—	$2,332,791	$—	$2,332,791

Financial Liabilities
Client swap program hedges	$—	$63,383	$—	$63,383
Total financial liabilities	$—	$63,383	$—	$63,383

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$39,354	$—	$39,354
Asset-backed securities	—	767,001		767,001
Municipal bonds	—	34,962	—	34,962
Corporate debt securities	—	313,757	—	313,757
Mortgage-backed securities
Agency pass-through certificates	—	895,963	—	895,963
Total available-for-sale securities	—	2,051,037	—	2,051,037
Client swap program hedges	—	67,260	—	67,260
Commercial loan fair value hedges	—	2,517	—	2,517
Mortgage loan fair value hedges	—	36,765	—	36,765
Borrowings cash flow hedges	—	179,945	—	179,945
Total financial assets	$—	$2,337,524	$—	$2,337,524

Financial Liabilities
Client swap program hedges	$—	$67,260	$—	$67,260
Total financial liabilities	$—	$67,260	$—	$67,260

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

When management determines that the fair value of the collateral or the REO requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the collateral dependent loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2022 included loans for which an allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at December 31, 2022 and December 31, 2021, and the total gains (losses) resulting from those fair value adjustments during the respective periods. The estimated fair value measurements are shown gross of estimated selling costs.

	December 31, 2022				Three Months Ended December 31, 2022
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$—	$—	$(123)
Real estate owned (2)	—	—	—	—	—
Balance at end of period	$—	$—	$—	$—	$(123)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.

	December 31, 2021				Three Months Ended December 31, 2021
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$202	$202	$(89)
Real estate owned (2)	—	—	1,390	1,390	(504)
Balance at end of period	$—	$—	$1,592	$1,592	$(593)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.
At December 31, 2022, there was $93,000 in foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $2,807,000.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		December 31, 2022		September 30, 2022
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$645,862	$645,862	$683,965	$683,965
Available-for-sale securities
U.S. government and agency securities	2	99,889	99,889	39,354	39,354
Asset-backed securities	2	696,572	696,572	767,001	767,001
Municipal bonds	2	35,054	35,054	34,962	34,962
Corporate debt securities	2	316,487	316,487	313,757	313,757
Mortgage-backed securities
Agency pass-through certificates	2	911,835	911,835	895,963	895,963
Total available-for-sale securities		2,059,837	2,059,837	2,051,037	2,051,037
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	453,443	402,055	463,299	406,860
Total held-to-maturity securities		453,443	402,055	463,299	406,860

Loans receivable	3	16,993,588	16,310,687	16,113,564	15,417,635
FHLB and FRB stock	2	133,073	133,073	95,073	95,073
Other assets - client swap program hedges	2	63,383	63,383	67,260	67,260
Other assets - commercial fair value loan hedges	2	2,446	2,446	2,517	2,517
Other assets - mortgage loan fair value hedges	2	33,986	33,986	36,765	36,765
Other assets - borrowings cash flow hedges	2	173,139	173,139	179,945	179,945

Financial liabilities
Time deposits	2	3,412,203	3,329,708	3,338,043	3,249,169
FHLB advances	2	3,075,000	3,067,487	2,125,000	1,940,813
Other liabilities - client swap program hedges	2	63,383	63,383	67,260	67,260

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
The following tables provide details about the amortized cost and fair value of available-for-sale and held-to-maturity securities.

	December 31, 2022
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	$36,531	$—	$(925)	$35,606	4.33%
Over 10 years	64,060	223	—	64,283	3.90
Asset-backed securities
1 to 5 years	21,033	—	(1,524)	19,509	4.58
5 to 10 years	67,783	—	(1,025)	66,758	5.01
Over 10 years	627,579	365	(17,639)	610,305	5.12
Corporate debt securities due
Within 1 year	75,000	29	(212)	74,817	5.08
1 to 5 years	151,531	232	(3,435)	148,328	4.49
5 to 10 years	114,116	—	(20,774)	93,342	3.87
Municipal bonds due
5 to 10 years	5,743	—	(360)	5,383	3.00
Over 10 years	29,861	350	(540)	29,671	5.85
Mortgage-backed securities
Agency pass-through certificates	985,480	11	(73,656)	911,835	2.98
	2,178,717	1,210	(120,090)	2,059,837	3.99
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	453,443	23	(51,411)	402,055	2.88
	453,443	23	(51,411)	402,055	2.88
	$2,632,160	$1,233	$(171,501)	$2,461,892	3.80%

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

For AFS investment securities, there were purchases of $115,909,000 during the three months ended December 31, 2022 and no purchases during the three months ended December 31, 2021. There were no sales of AFS investment securities during the three months ended December 31, 2022 and $4,510,000 of sales during the prior year same period. For HTM investment securities, there were no purchases during the three months ended December 31, 2022 and no purchases during the three months ended December 31, 2021. There were no sales of HTM investment securities during the three months ended December 31, 2022 or December 31, 2021. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.

The Company elected to exclude AIR from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS securities, AIR totaled $7,063,000 and $5,694,000 as of December 31, 2022 and September 30, 2022, respectively. For HTM debt securities, AIR totaled $1,084,000 and $1,108,000 as of December 31, 2022 and September 30, 2022, respectively. AIR for securities is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.
The following tables show the gross unrealized losses and fair value of securities as of December 31, 2022 and September 30, 2022, by length of time that individual securities in each category have been in a continuous loss position. There were 227 and 223 securities with an unrealized loss as of December 31, 2022 and September 30, 2022, respectively. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to have any credit impairment.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 2022	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(24,421)	$217,278	$—	$—	$(24,421)	$217,278
Municipal bonds	(900)	14,704	—	—	(900)	14,704
U.S. government and agency securities	$(120)	$28,002	$(805)	$7,604	$(925)	$35,606
Asset-backed securities	(16,304)	593,310	(3,884)	72,112	(20,188)	665,422
Mortgage-backed securities	(59,338)	833,728	(14,318)	77,584	(73,656)	911,312
	(101,083)	1,687,022	(19,007)	157,300	(120,090)	1,844,322
Held-to-maturity securities
Mortgage-backed securities	(51,411)	400,422	—	—	(51,411)	400,422
	$(152,494)	$2,087,444	$(19,007)	$157,300	$(171,501)	$2,244,744

September 30, 2022	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(27,072)	$288,753	$—	$—	$(27,072)	$288,753
Municipal bonds due	(1,061)	14,561	—	—	(1,061)	14,561
U.S. government and agency securities	(1,049)	39,354	—	—	(1,049)	39,354
Asset-backed securities	$(6,374)	$601,248	$(1,383)	$50,070	$(7,757)	$651,318
Mortgage-backed securities	(63,738)	833,683	(12,331)	53,533	(76,069)	887,216
	(99,294)	1,777,599	(13,714)	103,603	(113,008)	1,881,202
Held-to-maturity securities
Mortgage-backed securities	(56,461)	405,166	—	—	(56,461)	405,166
	$(155,755)	$2,182,765	$(13,714)	$103,603	$(169,469)	$2,286,368

Substantially all of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2022 or September 30, 2022.

The Company does not believe that the AFS debt securities that were in an unrealized loss position have any credit loss impairment as of December 31, 2022 or September 30, 2022. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is more likely than not the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. AFS debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Corporate debt securities and municipal bonds are considered to have an issuer of high credit quality (rated AA or higher) and the decline in fair value is due to changes in interest rates and other market conditions. The issuer continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at December 31, 2022 and September 30, 2022.

December 31, 2022	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$583,782	$63,383	Other liabilities	$583,782	$63,383
Commercial loan fair value hedges	Other assets	39,661	2,447	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	470,000	33,986	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	1,000,000	173,139	Other liabilities	—	—
		$2,093,443	$272,955		$583,782	$63,383

September 30, 2022	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$588,676	$67,260	Other liabilities	$588,676	$67,260
Commercial loan fair value hedges	Other assets	42,209	2,517	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	470,000	36,765	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	1,000,000	179,945	Other liabilities	—	—
		$2,100,885	$286,487		$588,676	$67,260

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

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following tables present the impact of fair value hedge accounting on the carrying value of the hedged items at December 31, 2022 and September 30, 2022.

(In thousands)	December 31, 2022
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$1,131,282	$(35,958)
	$1,131,282	$(35,958)

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At December 31, 2022, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $1,094,211,000, the cumulative basis adjustment associated with the hedging relationships was $(33,423,000), and the amount of the designated hedged items was $470,000,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At December 31, 2022, the amortized cost basis of the hedged commercial loans was $37,071,000 and the cumulative basis adjustment associated with the hedging relationships was $(2,535,000).

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

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. As of December 31, 2022, the maturities for hedges of adjustable rate borrowings ranged from two years to eight years, with the weighted average being 6.3 years.

The following table presents the impact of derivative instruments (cash flow hedges on borrowings) on AOCI for the periods presented.

(In thousands)	Three Months Ended December 31,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2022	2021
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$(6,806)	$6,446
Total pre-tax gain/(loss) recognized in AOCI	$(6,806)	$6,446

The following tables present the gain (loss) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the periods presented.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended December 31, 2022		Three Months Ended December 31, 2021
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$203,946	$(18,974)	$138,509	$(7,843)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$3,167		$(1,371)
Recognized on derivatives	(2,849)		4,500
Recognized on hedged items	3,132		(4,475)
Net income/(expense) recognized on fair value hedges	$3,450		$(1,346)

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$7,274		$2,021
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		—
Net income/(expense) recognized on cash flow hedges		$7,274		$2,021

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. There was no net impact to the statement of operations for the three months ended December 31, 2022 and 2021 as the changes in fair value of the receive fixed swap and pay fixed swap offset each other.

The following tables present the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Three Months Ended December 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2022	2021
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(3,878)	$5,039
Receive fixed/pay floating swap	Other noninterest income	3,878	(5,039)
		$—	$—

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H – Revenue from Contracts with Customers

Since net interest income on financial assets and liabilities is outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), a significant majority of our revenues are not subject to that guidance.

Revenue streams that are within the scope of ASC 606 are presented within non-interest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the new guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. In scope revenue streams represented approximately 3.9% of our total revenues for the three months ended December 31, 2022, compared to 5.6% for the three months ended December 31, 2021. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of non-interest income within the scope of the guidance include the following:

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

NOTE I – Commitments and Contingencies

Lease Commitments - The Company’s lease commitments consist primarily of real estate property for branches and office space under various non-cancellable operating leases that expire between 2023 and 2070. The majority of the leases contain renewal options and provisions for increases in rental rates based on a predetermined schedule or an agreed upon index.
Financial Instruments with Off-Balance Sheet Risk - The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $4,822,769,000 and $4,947,570,000 at December 31, 2022 and September 30, 2022, respectively. The reserve was $31,500,000 as of December 31, 2022, which is an decrease from $32,500,000 at September 30, 2022. See Note A "Summary of Significant Accounting Policies" for details regarding the reserve methodology.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Washington Federal, Inc. (the “Company” or “Washington Federal”) makes statements in this Quarterly Report on Form 10-Q that constitute forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates,” “intends,” “forecasts,” “projects” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to help identify such forward-looking statements. These statements are not historical facts, but instead represent current expectations, plans or forecasts of the Company and are based on the beliefs and assumptions of the management of the Company and the information available to management at the time that these disclosures were prepared. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company's control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Company's forward-looking statements.
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this report, and including the Risk Factors included in the Company’s 2022 Form 10-K for the year ended September 30, 2022, and in any of the Company's other subsequent Securities and Exchange Commission ("SEC") filings, which could cause the Company's future results to differ materially from the plans, objectives, goals, estimates, intentions and expectations expressed in forward-looking statements:

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
•risks related to the Company’s pending merger with Luther Burbank Corporation.

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
•compliance risks associated with the USA PATRIOT Act, Bank Secrecy Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Community Reinvestment Act, Fair Lending Laws, Flood Insurance Reform Act or other laws and regulations;
•legislative and regulatory limitations, including those arising under the Dodd-Frank Act, the Washington Commercial Bank Act and potential limitations in the manner in which the Company conducts its business and undertakes new investments and activities;
•litigation risks resulting in significant expenses, losses and reputational damage;

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
•environmental risks resulting from our real estate lending business.

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
•industry deficiencies in foreclosure practices, including delays and challenges in the foreclosure process.

Competitive Risks:
•Our ability to effectively compete with government sponsored enterprises entering the market, other financial institutions and new market participants;
•our ability to grow organically or through acquisitions.

Security Ownership Risks:
•Our ability to continue to pay dividends, including on our outstanding Series A Preferred Stock;
•risks related to the volatility of our common stock, and future dilution;
•effects of activist shareholders;
•the ability of the Company to obtain external financing to fund its operations or obtain financing on favorable terms.

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
GENERAL & BUSINESS DESCRIPTION

Washington Federal Bank, a federally-insured national bank dba WaFd Bank (the “Bank” or “WaFd Bank”), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. Washington Federal, Inc., a Washington corporation was formed as the Bank’s holding company in November, 1994. As used throughout this document, the terms “Washington Federal,” the “Company” or “we” or “us” and “our” refer to the Washington Federal, Inc. and its consolidated subsidiaries, and the term “Bank” refers to the operating subsidiary, Washington Federal Bank. The Company is headquartered in Seattle, Washington.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
The Company's fiscal year end is September 30th. All references to 2022 represent balances as of September 30, 2022 or activity for the fiscal year then ended.

CRITICAL ACCOUNTING POLICIES

See Note A to the Consolidated Financial Statements in "Item 1. Financial Statements" above. Also, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on November 18, 2022.

ASSET QUALITY & ALLOWANCE FOR CREDIT LOSSES

See Note A, D and E to the Consolidated Financial Statements in "Item 1. Financial Statements" above. Also, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on November 18, 2022.

INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of transaction and savings accounts is 79% of total deposits as of December 31, 2022 while the composition of the investment securities portfolio is 39% variable and 61% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $453,443,000 of mortgage-backed securities that it has designated as HTM and are carried at amortized cost. As of December 31, 2022, the net unrealized loss on these securities was $51,388,000. The Company has $2,059,837,000 of AFS securities that are carried at fair value. As of December 31, 2022, the net unrealized loss on these securities was $118,880,000. The Company has executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized gain on these interest rate swaps as of December 31, 2022 was $173,139,000. All of the above are pre-tax net unrealized gains or losses.

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

As of December 31, 2022, in the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would increase by 0.4% in the next year. This compares to an estimated increase of 1.9% as of the September 30, 2022 analysis. The change between periods is primarily due to a shift in the yield curve as well as shifts in the mix of fixed versus adjustable rate assets and liabilities. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long-term rates over two years would result in a net interest income decrease of 13.8% in the first year and decrease of 12.2% in the second year assuming a constant balance sheet and no management intervention. Alternatively, in the event of an immediate and parallel decrease of 100 basis points in both short and long-term interest rates estimates that net interest income would increase by 2.54%.

NPV Sensitivity - NPV is an estimate of the market value of shareholders' equity. NPV is calculated as the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of NPV to changes in interest rates provides a view of interest rate risk as it incorporates all future expected cash flows. As of December 31, 2022, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decrease by $662,443,000 or 23.4% and the NPV to total assets ratio to decline to 11.2% from a base of 13.7%. As of September 30, 2022, the NPV in the event of a 200 basis point increase in rates was estimated to decrease by $617,000,000 or 20.9% and the NPV to total assets ratio to decline to 12.6% from a base of 14.9%. The change in NPV sensitivity over the quarter is due primarily to changes in interest rates and the related

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
impact on asset prices and sensitivity to expected prepayment speeds on fixed rate loans and mortgage-backed securities as well as changes in the mix of fixed versus adjustable rate assets and liabilities as of December 31, 2022. Prepayment speeds are historically low at December 31, 2022. For example, the Bank's conditional payment rate ("CPR") for single family mortgages has fallen to 6.3% from 25.0% the year before.

As of December 31, 2022, in the event of an immediate and parallel decrease of 100 basis points in interest rates is estimated to increase NPV by $283,953,000 or 10.0% and the NPV to total assets ratio to grow to 14.6% from a base of 13.7%.
Interest Rates - The Company measures the difference between the rate on total interest-earning assets and the rate on interest-bearing liabilities at the end of each period. This period-end interest rate spread was 3.17% at December 31, 2022 and 3.36% at September 30, 2022. As of December 31, 2022, the weighted average period-end rate on interest-earning assets increased by 42 basis points to 4.46% compared to September 30, 2022, while the weighted average period-end rate on interest-bearing liabilities increased by 61 basis points to 1.29%. The period-end interest rate spread increased to 3.17% at December 31, 2022 from 2.48% at December 31, 2021 as the weighted average period-end rate on interest-earning assets increased by 163 basis points while the weighted average period-end rate on interest-bearing liabilities increased by 94 basis points.

Net Interest Margin - Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin was 3.69% for the quarter ended December 31, 2022 compared to 2.87% for the quarter ended December 31, 2021. The yield on interest-earning assets increased 149 basis points to 4.71% and the cost of interest-bearing liabilities increased 86 basis points to 1.31% over that same period. The higher yield on interest-earning assets was primarily due to the impact of rising rates on adjustable rate assets and cash. The higher rate in interest-bearing liabilities resulted primarily from customer deposits repricing and a higher rate on FHLB borrowings.
The following table sets forth the information explaining the changes in the net interest margin for the period indicated compared to the same period one year ago.

	Three Months Ended December 31, 2022			Three Months Ended December 31, 2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$16,580,235	$203,946	4.88%	$14,297,907	$138,509	3.84%
Mortgage-backed securities	1,368,759	10,613	3.08	925,028	4,792	2.06
Cash & Investments	1,592,201	17,486	4.36	3,207,877	5,783	0.72
FHLB & FRB stock	117,899	1,374	4.62	102,863	1,356	5.23
Total interest-earning assets	19,659,094	233,419	4.71%	18,533,675	150,440	3.22%
Other assets	1,500,892			1,272,163
Total assets	$21,159,986			$19,805,838

Liabilities and Equity
Interest-bearing customer accounts	$12,611,624	$31,646	1.00%	$12,530,492	$8,461	0.27%
FHLB advances	2,695,652	18,974	2.79	1,720,000	7,843	1.81
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	15,307,276	50,620	1.31%	14,250,492	16,304	0.45%
Noninterest-bearing customer accounts	3,245,264			3,188,223
Other liabilities	304,240			223,421
Total liabilities	18,856,780			17,662,136
Shareholders' equity	2,303,206			2,143,702
Total liabilities and equity	$21,159,986			$19,805,838
Net interest income/interest rate spread		$182,799	3.40%		$134,136	2.77%
Net interest margin (NIM)			3.69%			2.87%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
As of December 31, 2022, total assets had increased by $881,680,000 to $21,653,811,000 from $20,772,131,000 at September 30, 2022. During the three months ended December 31, 2022, loans receivable increased $880,024,000 and FHLB stock increased by $38,000,000 while cash and cash equivalents decreased by $38,103,000 and investment securities decreased by $1,056,000. The growth in loans receivable during the three months ended December 31, 2022 was primarily funded by the increase in FHLB advances during the period.
Cash and cash equivalents of $645,862,000 and shareholders’ equity of $2,324,381,000 as of December 31, 2022 provide management with flexibility in managing interest rate risk going forward.

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
On February 8, 2021, in connection with an underwritten public offering, the Company issued 300,000 shares of 4.875% Noncumulative Perpetual Series A Preferred Stock (“Series A Preferred Stock”). Net proceeds, after underwriting discounts and expenses, were $293,325,000. The public offering consisted of the issuance and sale of 12,000,000 depositary shares, each representing a 1/40th interest in a share of the Series A Preferred Stock, at a public offering price of $25.00 per depositary share. Holders of the depositary shares are entitled to all proportional rights and preferences of the Series A Preferred Stock (including dividend, voting, redemption and liquidation rights). The depositary shares are traded on the NASDAQ under the symbol “WAFDP.” The Series A Preferred Stock is redeemable at the option of the Company, subject to all applicable regulatory approvals, on or after April 15, 2026.
The Bank has a credit line with the Federal Home Loan Bank of Des Moines ("FHLB") of up to 45% of total assets depending on specific collateral eligibility. This line provides a substantial source of additional liquidity.
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
Customer account balances have remained stable, decreasing only $69,535,000, or 0.4%, to $15,960,035,000 at December 31, 2022 compared with $16,029,570,000 at September 30, 2022. Total FHLB borrowings totaled $3,075,000,000 as of December 31, 2022 an increase from $2,125,000,000 at September 30, 2022.
The Company's cash and cash equivalents totaled $645,862,000 at December 31, 2022, a decrease from $683,965,000 at September 30, 2022. These amounts include the Bank's operating cash.
The Company’s shareholders' equity at December 31, 2022 was $2,324,381,000, or 10.73% of total assets. This is an increase of $50,121,000 from September 30, 2022 when shareholders' equity was $2,274,260,000, or 10.95% of total assets. The Company’s shareholders' equity was impacted in the three months ended December 31, 2022 by net income of $79,509,000, the payment of $15,585,000 in common stock dividends, payment of $3,656,000 in preferred stock dividends, treasury stock purchases of $1,728,000, as well as the other comprehensive loss of $10,755,000. The ratio of tangible capital to tangible assets at December 31, 2022 was 9.44%. Management believes the Company's strong equity position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
Washington Federal, Inc. and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company's financial statements.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
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

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

December 31, 2022
Common Equity Tier I risk-based capital ratio:
The Company	$1,674,182	9.92%	4.50%	NA
The Bank	1,805,270	10.70%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,974,182	11.70%	6.00%	NA
The Bank	1,805,270	10.70%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,182,479	12.93%	8.00%	NA
The Bank	2,013,566	11.94%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,974,182	9.41%	4.00%	NA
The Bank	1,805,270	8.61%	4.00%	5.00%

September 30, 2022
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,613,075	9.86%	4.50%	NA
The Bank	1,781,932	10.89%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,913,075	11.69%	6.00%	NA
The Bank	1,781,932	10.89%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,117,574	12.94%	8.00%	NA
The Bank	1,986,434	12.14%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,913,075	9.51%	4.00%	NA
The Bank	1,781,932	8.86%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents - Cash and cash equivalents were $645,862,000 at December 31, 2022, a decrease of $38,103,000, or 5.6%, since September 30, 2022. The change is primarily due to funding of new loan originations.

Available-for-sale and held-to-maturity investment securities - AFS securities increased $8,800,000, or 0.4%, during the three months ended December 31, 2022, mostly due to securities purchases of $115,909,000 offset by principal repayments and

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
maturities of $100,340,000. During the same period, the balance of HTM securities decreased by $9,856,000 primarily due to principal pay-downs and maturities of $9,793,000. As of December 31, 2022, the Company had a net unrealized loss on AFS securities of $118,880,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

The majority of the Company’s HTM and AFS debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The Company did not record an allowance for credit losses for HTM securities as of December 31, 2022 or September 30, 2022 as the investment portfolio consists primarily of U.S. government agency mortgage-backed securities that management deems to have immaterial risk of loss. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios as well as the economic conditions at future reporting periods. The Company does not believe that any of its AFS debt securities had credit loss impairment as of December 31, 2022 or September 30, 2022, therefore, no allowance was recorded.

Loans receivable - Loans receivable, net of related contra accounts, increased by $880,024,000 to $16,993,588,000 at December 31, 2022, compared to $16,113,564,000 at September 30, 2022. The increase was primarily the net result of originations of $2,042,678,000, purchases of single-family residential mortgages of $77,484,000, partially offset by loan principal repayments of $1,233,319,000. Commercial loan originations accounted for 84% of total originations and consumer loan originations were 16% during the period. The mix of loan originations is consistent with management's strategy to produce more multifamily, commercial real estate, construction and commercial and industrial loans that generally have adjustable interest rates or a shorter duration.
The following table shows the loan portfolio by category and the change.

	December 31, 2022		September 30, 2022		Change
	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$2,713,331	13.4%	$2,645,801	13.7%	$67,530	2.6%
Commercial real estate	3,237,073	16.0	3,133,660	16.2	103,413	3.3
Commercial & industrial	2,628,131	13.0	2,350,984	12.1	277,147	11.8
Construction	4,055,474	20.0	3,784,388	19.5	271,086	7.2
Land - acquisition & development	253,682	1.2	291,301	1.5	(37,619)	(12.9)
Total commercial loans	12,887,691	63.6	12,206,134	63.0	681,557	5.6
Consumer loans
Single-family residential	6,013,410	29.7	5,771,862	29.8	241,548	4.2
Construction - custom	926,126	4.6	974,652	5.0	(48,526)	(5.0)
Land - consumer lot loans	148,246	0.7	153,240	0.8	(4,994)	(3.3)
HELOC	212,123	1.0	203,528	1.0	8,595	4.2
Consumer	73,115	0.4	75,543	0.4	(2,428)	(3.2)
Total consumer loans	7,373,020	36.4	7,178,825	37.0	194,195	2.7
Total gross loans	20,260,711	100%	19,384,959	100%	875,752	4.5
Less:
Allowance for credit losses on loans	176,797		172,808		3,989	2.3
Loans in process	2,997,839		3,006,023		(8,184)	(0.3)
Net deferred fees, costs and discounts	92,487		92,564		(77)	(0.1)
Total loan contra accounts	3,267,123		3,271,395		(4,272)	(0.1)
Net loans	$16,993,588		$16,113,564		$880,024	5.5%

Non-performing assets - Non-performing assets decreased $5,904,000 during the three months ended December 31, 2022 to $38,650,000 from $44,554,000 at September 30, 2022. The change is primarily due to a $5,354,000 decrease in non-accrual loans. Non-performing assets as a percentage of total assets was 0.18% at December 31, 2022 compared to 0.21% at September 30, 2022.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
The following table sets forth information regarding troubled debt restructured loans and non-performing assets.

	December 31, 2022		September 30, 2022
	($ in thousands)
Troubled debt restructured loans:
Multi - family	$5,937	10.7%	$6,044	10.6%
Commercial real estate	2,139	3.9	2,166	3.8
Commercial & industrial	1	—	1	—
Construction	—	—	—	—
Land - acquisition & development	—	—	—	—
Single-family residential	45,786	82.5	46,902	82.5
Construction - custom	—	—	—	—
Land - consumer lot loans	1,542	2.8	1,590	2.8
HELOC	82	0.1	83	0.1
Consumer	28	0.1	31	0.1
Total restructured loans (1)	$55,515	100%	$56,817	100%
Non-accrual loans:
Multi - family	$5,879	20.1%	$5,912	17.1%
Commercial real estate	4,635	15.9	4,691	13.6
Commercial & industrial	906	3.1	5,693	16.5
Construction	—	—	—	0.1
Land - acquisition & development	—	—	—	—
Single-family residential	17,084	58.5	17,450	50.5
Construction - custom	435	1.5	435	1.3
Land - consumer lot loans	71	0.2	84	0.2
HELOC	134	0.5	233	0.7
Consumer	36	0.1	36	0.1
Total non-accrual loans	29,180	100%	34,534	100%
Real estate owned	6,117		6,667
Other property owned	3,353		3,353
Total non-performing assets	$38,650		$44,554
Total non-performing assets and performing restructured loans as a percentage of total assets	0.43%		0.48%
Total Assets
(1) Restructured loans were as follows:
Performing	$54,393	98.0%	$55,823	98.3%
Non-performing (included in non-accrual loans above)	1,122	2.0	994	1.7
	$55,515	100%	$56,817	100%

For the three months ended December 31, 2022, the Company recognized $534,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $358,000 for the same period had these loans performed according to their original contract terms. Recognized interest income for the three months ended December 31, 2022 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. In addition to the non-accrual loans reflected in the above table, the Company had $252,828,000 of loans that were less than 90 days delinquent at December 31, 2022 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 1.60% at December 31, 2022.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 82.5% of restructured loans as of December 31, 2022. The concession for these loans is typically a payment reduction through a rate reduction of 100 to 200 bps for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period.

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

Allowance for credit losses - The following table shows the composition of the Company’s allowance for credit losses.

	December 31, 2022		September 30, 2022		Change
Allowance for credit losses:	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$12,324	7.0%	12,013	7.0%	$311	2.6%
Commercial real estate	27,380	15.5	25,814	14.9	1,566	6.1
Commercial & industrial	63,873	36.1	57,210	33.1	6,663	11.6
Construction	26,133	14.8	26,161	15.1	(28)	(0.1)
Land - acquisition & development	8,572	4.8	12,278	7.1	(3,706)	(30.2)
Total commercial loans	138,282	78.2	133,476	77.2	4,806	3.6
Consumer loans
Single-family residential	25,475	14.4	25,518	14.8	(43)	(0.2)
Construction - custom	3,500	2.0	3,410	2.0	90	2.6
Land - consumer lot loans	4,142	2.3	5,047	2.9	(905)	(17.9)
HELOC	2,588	1.5	2,482	1.4	106	4.3
Consumer	2,810	1.6	2,875	1.7	(65)	(2.3)
Total consumer loans	38,515	21.8	39,332	22.8	(817)	(2.1)
Total allowance for loan losses	176,797	100.0%	172,808	100.0%	3,989	2.3
Reserve for unfunded commitments	31,500		32,500		(1,000)	(3.1)
Total allowance for credit losses	$208,297		$205,308		$2,989	1.5%

Management believes the allowance for credit losses of $208,297,000, or 1.03% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E and Note I for further details of the allowance for loan losses and reserve for unfunded commitments as of and for the period ended December 31, 2022 and September 30, 2022.

Real estate owned ("REO") - REO decreased during the three months ended December 31, 2022 by $550,000 to $6,117,000. The decrease was due to REO sales.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Intangible assets - Intangible assets decreased to $308,767,000 as of December 31, 2022 from $309,009,000 as of September 30, 2022. The decrease was due to normal amortization of finite-lived intangible assets.

Customer accounts - Customer accounts decreased $69,535,000, or 0.4%, to $15,960,035,000 at December 31, 2022 compared with $16,029,570,000 at September 30, 2022. Transaction accounts decreased by $143,695,000 or 1.1% during that period, while time deposits increased $74,160,000 or 2.2%.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	December 31, 2022			September 30, 2022
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$3,070,895	19.2%	—%	$3,266,734	20.4%	—%
Interest checking	3,971,814	25.0	1.59	3,497,795	21.8	0.90
Savings	1,002,034	6.3	0.15	1,059,093	6.6	0.13
Money market	4,503,089	28.2	0.81	4,867,905	30.4	0.49
Time deposits	3,412,203	21.3	1.42	3,338,043	20.8	0.74
Total	$15,960,035	100%	0.94%	$16,029,570	100%	0.51%

FHLB advances and other borrowings - Total borrowings were $3,075,000,000 as of December 31, 2022 an increase from $2,125,000,000 as of September 30, 2022. This increase was driven by loan growth combined with relatively flat customer deposits. The weighted average rate for FHLB borrowings was 3.14% as of December 31, 2022 and 2.02% at September 30, 2022.

Shareholders' equity - The Company’s shareholders' equity at December 31, 2022 was $2,324,381,000, or 10.73% of total assets. This is an increase of $50,121,000 from September 30, 2022 when shareholders' equity was $2,274,260,000, or 10.95% of total assets. The Company’s shareholders' equity was impacted in the three months ended December 31, 2022 by net income of $79,509,000, the payment of $15,585,000 in common stock dividends, payment of $3,656,000 in preferred stock dividends, treasury stock purchases of $1,728,000, as well as the other comprehensive loss of $10,755,000.

RESULTS OF OPERATIONS

Net Income - The Company recorded net income of $79,509,000 for the three months ended December 31, 2022 compared to $50,281,000 for the prior year quarter. The changes are due to the factors described below.

Net Interest Income - For the three months ended December 31, 2022, net interest income was $182,799,000, which is $48,663,000 higher than the same quarter of the prior year. Net interest margin was 3.69% for the quarter ended December 31, 2022 compared to 2.87% for the quarter ended December 31, 2021. The increase in net interest income is mostly due to rising interest rates. The average rate earned on interest-earning assets grew by 149 basis points to 4.71% while the average rate paid on interest-bearing liabilities increased by 86 basis points to 1.31%. Additionally, average interest-earning assets increased by $1,125,419,000 from the same quarter last year while average interest-bearing liabilities increased by $1,056,784,000.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Rate / Volume Analysis:

	Comparison of Three Months Ended 12/31/2022 and 12/31/2021
($ in thousands)	Volume	Rate	Total
Interest income:
Loans receivable	$24,260	$41,177	$65,437
Mortgage-backed securities	2,862	2,959	5,821
Investments (1)	(4,802)	16,523	11,721
All interest-earning assets	22,320	60,659	82,979
Interest expense:
Customer accounts	55	23,130	23,185
FHLB advances and other borrowings	5,691	5,440	11,131
All interest-bearing liabilities	5,746	28,570	34,316
Change in net interest income	$16,574	$32,089	$48,663
___________________
(1)Includes interest on cash equivalents and dividends on FHLB & FRB stock.
Provision for Credit Losses - The Company recorded a $2,500,000 provision for credit losses for the three months ended December 31, 2022, compared with a provision for credit losses of $500,000 for the three months ended December 31, 2021. The provision in the three months ended December 31, 2022 was primarily due to reserving for growth in loans receivable largely offset by changes in management's assessment of the credit quality of certain loan portfolios. Recoveries, net of charge-offs, totaled $489,000 for the three months ended December 31, 2022, compared to $2,111,000 during the three months ended December 31, 2021.

Other Income - The three months ended December 31, 2022 results include total other income of $14,024,000 compared to $18,681,000 for the same period one year ago, a $4,657,000 decrease. The decrease in other income was primarily due to a gain of $5,135,000 that was recorded for certain equity investments in the three months ended December 31, 2021.

Other Expense - Total other expense was $92,278,000 for the three months ended December 31, 2022, an increase of $2,665,000 from $89,613,000 for the prior year quarter. Compensation and benefits costs increased by $1,645,000, or 3.5%, over the prior year quarter due to annual merit increases and investments in top talent to support strategic initiatives. Total other expense for the three months ended December 31, 2022 and December 31, 2021 equaled 1.74% and 1.81%, respectively, of average assets.

Gain (Loss) on Real Estate Owned - Results for the three months ended December 31, 2022 include a net loss on REO of $112,000, compared to a net gain of $562,000 for the prior year quarter. The loss during the three months ended December 31, 2022 was due to normal REO maintenance offset by property sales.

Income Tax Expense - Income tax expense totaled $22,424,000 for the three months ended December 31, 2022, compared to $12,985,000 for the prior year quarter. The effective tax rate was 22.00% and 20.52% for the three months ended December 31, 2022 and December 31, 2021, respectively. The Company’s effective tax rate varies from the statutory rate mainly due to state taxes, tax-exempt income and tax-credit investments.

Item 3.                Quantitative and Qualitative Disclosures About Market Risk
Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2022. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2022 Form 10-K.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

PART II – Other Information
Item 1. Legal Proceedings
From time to time, the Company and its subsidiaries are engaged in legal proceedings in the ordinary course of business, none of which the Company believes would have a material impact on the Company’s consolidated financial statements.
As previously reported, the Bank was named as a defendant in a class action lawsuit alleging that it has been charging customers overdraft fees on items re-presented for payment. In May 2022, the Bank settled the lawsuit for a payment of $495,000 plus claims administrative expenses. In November 2022, the court issued a final order approving the settlement, and dismissing the case with prejudice which became effective in Dece

Item 1A. Risk Factors

In addition to the risk factors discussed below and the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the Company's Form 10-K for the year ended September 30, 2022. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause it's actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report.

The Company’s pending merger with Luther Burbank Corporation may expose the Company to certain risks.

On November 13, 2022, the Company announced that it had entered into a definitive merger agreement pursuant to which it intends to acquire Luther Burbank Corporation (“Luther Burbank”) and its wholly-owned subsidiary, Luther Burbank Savings, in an all-stock transaction valued at approximately $654 million based upon the closing price of the Company’s Common Stock on November 11, 2022. The transaction is subject to shareholder and regulatory approval and other customary closing conditions, and it is possible the transaction may not be consummated as planned or at all, and may expose the Company to certain risks, prior to or after completion, including but not limited to:

•The Company and Luther Burbank will be subject to business uncertainties and contractual restrictions on their respective operations while the merger is pending.
•The announcement and pendency of the merger could cause disruptions in the businesses of the Company and Luther Burbank, which could have an adverse effect on their respective business and financial results, and consequently on the combined company if the merger is consummated.
•The shareholders of Luther Burbank or the Company may not approve the merger or the related issuance of shares of the Company’s common stock.
•Regulatory approvals may not be received, may take longer than expected, or may impose conditions not presently anticipated or that could have an adverse effect on the combined company following the merger.
•Termination of the merger agreement or failure to complete the merger for whatever reason could adversely impact the Company.
•The value of the merger consideration to be issued by the Company is uncertain because the market price of the Company’s Common Stock will fluctuate.
•The market price of the Company’s stock after the merger may be affected by factors different from those that currently affect the shares of the Company.
•Existing holders of Company Common Stock will have a reduced ownership and voting interest after the merger and will exercise less influence over management if the merger is consummated.
•Combining Luther Burbank with the Company may prove more difficult, costly or time consuming than expected, and the anticipated benefits and cost savings of the merger may not be realized.
•The merger is subject to certain closing conditions that, if not satisfied or waived, will result in the merger not being completed, which may cause the price of the Company’s stock to decline.
•The growth opportunities and cost savings from the merger may not be fully realized or may take longer to realize than expected.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
•Operating costs, customer losses and business disruption following the merger, including adverse effects of relationships with employees, may be greater than expected.
•The interest rate environment may change, causing margins to compress and adversely affecting net interest income.
•The fair value of the Luther Burbank assets to be acquired in the merger are sensitive to the interest rate environment and may fluctuate as a result of changes in interest rates, which could reduce or eliminate the anticipated benefits of the merger for the Company.
•The combined company may be unable to retain Washington Federal and/or Luther Burbank personnel.
•The Company may incur substantial costs associated with the merger and the integration of Luther Burbank.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2022 to October 31, 2022	1,115	$35.45	1,115	3,723,229
November 1, 2022 to November 30, 2022	43,418	38.65	43,418	3,679,811
December 1, 2022 to December 31, 2022	312	33.98	312	3,679,499
Total	44,845	$38.53	44,845	3,679,499
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

Item 3.                Defaults Upon Senior Securities
Not applicable

Item 4.                Mine Safety Disclosures
Not applicable

Item 5.                Other Information
Not applicable

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Item 6.                Exhibits

(a)	Exhibits

	2.1	Agreement and Plan of Reorganization by and between Washington Federal, Inc. and Luther Burbank Corporation dated as of November 13, 2022 **
	10.1	WaFd Bank Deferred Compensation Plan *
	31.1	Section 302 Certification by the Chief Executive Officer *
	31.2	Section 302 Certification by the Chief Financial Officer *
	32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer *
	101	Financial Statements from the Company’s Form 10-Q for the three months ended December 31, 2021 formatted in iXBRL *
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *
* Filed herewith
** Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 3, 2023	/S/ CATHY E. COOPER
CATHY E. COOPER Executive Vice President, Chief Consumer Banker & Acting Chief Executive Officer

February 3, 2023	/S/ KELLI J. HOLZ
KELLI J. HOLZ Executive Vice President and Chief Financial Officer