Form 10-Q
period 2023-03-31
WASHINGTON FEDERAL INC
filed 2023-05-04
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

The registrant had outstanding 65,792,216 shares of common stock as of April 30, 2023.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	March 31, 2023	September 30, 2022
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,118,544	$683,965
Available-for-sale securities, at fair value	2,006,286	2,051,037
Held-to-maturity securities, at amortized cost	445,222	463,299
Loans receivable, net of allowance for loan losses of $177,420 and $172,808	17,271,906	16,113,564
Interest receivable	79,069	63,872
Premises and equipment, net	236,054	243,062
Real estate owned	8,826	6,667
FHLB stock	147,078	95,073
Bank owned life insurance	239,840	237,931
Intangible assets, including goodwill of $303,457 and $303,457	308,524	309,009
Other assets	463,862	504,652
	$22,325,211	$20,772,131
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$11,880,343	$12,691,527
Time deposit accounts	3,980,605	3,338,043
	15,860,948	16,029,570
Borrowings	3,800,000	2,125,000
Advance payments by borrowers for taxes and insurance	44,312	50,051
Federal and state income tax liabilities, net	2,666	3,306
Accrued expenses and other liabilities	242,168	289,944
	19,950,094	18,497,871
Commitments and contingencies (see Note I)
Shareholders’ equity
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 300,000 and 300,000 shares issued; 300,000 and 300,000 shares outstanding	300,000	300,000
Common stock, $1.00 par value, 300,000,000 shares authorized; 136,412,977 and 136,270,886 shares issued; 65,793,099 and 65,330,126 shares outstanding	136,413	136,271
Additional paid-in capital	1,683,720	1,686,975
Accumulated other comprehensive income (loss), net of taxes	43,822	52,481
Treasury stock, at cost; 70,619,878 and 70,940,760 shares	(1,583,880)	(1,590,207)
Retained earnings	1,795,042	1,688,740
	2,375,117	2,274,260
	$22,325,211	$20,772,131

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
	(In thousands, except share data)		(In thousands, except share data)
INTEREST INCOME
Loans receivable	$222,957	$139,260	$426,903	$277,769
Mortgage-backed securities	10,422	4,659	21,035	9,451
Investment securities and cash equivalents	21,967	6,919	40,827	14,058
	255,346	150,838	488,765	301,278
INTEREST EXPENSE
Customer accounts	52,123	8,225	83,769	16,686
Borrowings	28,185	7,525	47,159	15,368
	80,308	15,750	130,928	32,054
Net interest income	175,038	135,088	357,837	269,224
Provision (release) for credit losses	3,500	(500)	6,000	—
Net interest income after provision (release)	171,538	135,588	351,837	269,224
OTHER INCOME
Gain (loss) on sale of investment securities	—	—	—	81
Gain (loss) on hedging derivatives	26	—	26	—
Loan fee income	652	2,475	2,154	4,396
Deposit fee income	6,188	6,282	12,541	12,725
Other income	3,206	6,902	9,375	17,138
	10,072	15,659	24,096	34,340
OTHER EXPENSE
Compensation and benefits	51,444	47,115	100,514	94,540
Occupancy	10,918	11,788	21,020	21,878
FDIC insurance premiums	4,000	2,100	7,675	5,200
Product delivery	5,316	5,044	9,937	9,765
Information technology	12,785	11,722	25,114	23,143
Other expense	12,418	10,648	24,899	23,504
	96,881	88,417	189,159	178,030
Gain (loss) on real estate owned, net	(199)	129	(311)	691
Income before income taxes	84,530	62,959	186,463	126,225
Income tax expense	18,596	13,600	41,020	26,585
Net income	65,934	49,359	145,443	99,640
Dividends on preferred stock	3,656	3,656	7,312	7,312
Net income available to common shareholders	$62,278	$45,703	$138,131	$92,328
PER SHARE DATA
Basic earnings per common share	$0.95	$0.70	$2.11	$1.41
Diluted earnings per common share	0.95	0.70	2.11	1.41
Dividends paid on common stock per share	0.25	0.24	0.49	0.47
Basic weighted average number of shares outstanding	65,511,131	65,301,171	65,425,623	65,253,991
Diluted weighted average number of shares outstanding	65,551,185	65,445,206	65,510,275	65,397,601

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net income	$65,934	$49,359
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $(5,705) and $10,086	18,993	(33,767)
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $0 and $0	—	—
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	18,993	(33,767)
Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $5,075 and $(12,954)	(16,897)	43,369
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	(16,897)	43,369

Other comprehensive income (loss)	2,096	9,602
Comprehensive income	$68,030	$58,961

	Six Months Ended March 31,
	2023	2022
	(In thousands)
Net income	$145,443	$99,640
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $(4,047) and $13,950	13,471	(46,701)
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $0 and $(19)	—	62
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	13,471	(46,639)
Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $6,648 and $(14,437)	(22,130)	48,332
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	(22,130)	48,332

Other comprehensive income (loss)	(8,659)	1,693
Comprehensive income	$136,784	$101,333

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2023	$300,000	$136,373	$1,689,209	$1,749,008	$41,726	$(1,591,935)	$2,324,381
Net income	—	—	—	65,934	—	—	65,934
Other comprehensive income (loss)	—	—	—	—	2,096	—	2,096
Dividends on common stock ($0.25 per share)	—	—	—	(16,243)	—	—	(16,243)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,657)	—	—	(3,657)
Proceeds from stock-based awards	—	9	249	—	—	—	258
Stock-based compensation expense	—	31	(5,738)	—	—	8,163	2,456
Treasury stock acquired	—	—	—	—	—	(108)	(108)
Balance at March 31, 2023	$300,000	$136,413	$1,683,720	$1,795,042	$43,822	$(1,583,880)	$2,375,117

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2022	$300,000	$136,196	$1,680,637	$1,560,337	$61,876	$(1,589,920)	$2,149,126
Net income	—	—	—	49,359	—	—	49,359
Other comprehensive income (loss)	—	—	—	—	9,602	—	9,602
Dividends on common stock ($0.24 per share)	—	—	—	(15,557)	—	—	(15,557)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Proceeds from stock-based awards	—	19	514	—	—	—	533
Stock-based compensation expense	—	29	2,427	—	—	—	2,456
Treasury stock acquired	—	—	—	—	—	(162)	(162)
Balance at March 31, 2022	$300,000	$136,244	$1,683,578	$1,590,483	$71,478	$(1,590,082)	$2,191,701

(CONTINUED)

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2022	$300,000	$136,271	$1,686,975	$1,688,740	$52,481	$(1,590,207)	$2,274,260
Net income	—	—	—	145,443	—	—	145,443
Other comprehensive income (loss)	—	—	—	—	(8,659)	—	(8,659)
Dividends on common stock ($0.49 per share)	—	—	—	(31,828)	—	—	(31,828)
Dividends on preferred stock ($24.3750 per share)	—	—	—	(7,313)	—	—	(7,313)
Proceeds from stock-based awards	—	33	990	—	—	—	1,023
Stock-based compensation expense	—	109	(4,245)	—	—	8,163	4,027
Treasury stock acquired	—	—	—	—	—	(1,836)	(1,836)
Balance at March 31, 2023	$300,000	$136,413	$1,683,720	$1,795,042	$43,822	$(1,583,880)	$2,375,117

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2021	$300,000	$135,993	$1,678,622	$1,528,611	$69,785	$(1,586,947)	$2,126,064
Net income	—	—	—	99,640	—	—	99,640
Other comprehensive income (loss)	—	—	—	—	1,693	—	1,693
Dividends on common stock ($0.47 per share)	—	—	—	(30,456)	—	—	(30,456)
Dividends on preferred stock ($24.3750 per share)	—	—	—	(7,312)	—	—	(7,312)
Proceeds from stock-based awards	—	49	1,312	—	—	—	1,361
Stock-based compensation expense	—	202	3,644	—	—	—	3,846
Treasury stock acquired	—	—	—	—	—	(3,135)	(3,135)
Balance at March 31, 2022	$300,000	$136,244	$1,683,578	$1,590,483	$71,478	$(1,590,082)	$2,191,701

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$145,443	$99,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	864	31,110
Stock-based compensation expense	4,027	3,846
Provision (release) for credit losses	6,000	—
Loss (gain) on sale of investment securities	—	(81)
Gain on bank owned life insurance	(821)	—
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(130)	74
Impairment loss on premises and equipment	6	—
Decrease (increase) in accrued interest receivable	(15,197)	(804)
Decrease (increase) in federal and state income tax receivable	—	(450)
Decrease (increase) in cash surrender value of bank owned life insurance	(2,898)	(2,761)
Decrease (increase) in other assets	12,840	(38,217)
Increase (decrease) in federal and state income tax liabilities	1,961	—
Increase (decrease) in accrued expenses and other liabilities	(41,170)	(9,107)
Net cash provided by (used in) operating activities	110,925	83,250
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(1,076,495)	(754,450)
Loans purchased	(79,965)	(525,825)
FHLB stock purchased	(372,005)	(108,000)
FHLB & FRB stock redeemed	320,000	131,990
Available-for-sale securities purchased	(115,931)	(124,651)
Principal payments and maturities of available-for-sale securities	178,589	287,775
Proceeds from sales of available-for-sale securities	—	4,510
Principal payments and maturities of held-to-maturity securities	17,936	63,214
Proceeds from sales of real estate owned	810	3,175
Proceeds from settlement of bank owned life insurance	1,809	—
Equity securities purchased	(7,434)	—
Proceeds from sales of premises and equipment	664	41
Premises and equipment purchased and REO improvements	(5,009)	(5,738)
Net cash provided by (used in) investing activities	(1,137,031)	(1,027,959)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	(168,622)	848,536
Proceeds from borrowings	9,675,000	2,700,000
Repayments of borrowings	(8,000,000)	(2,700,000)
Proceeds from stock-based awards	1,023	1,361
Dividends paid on common stock	(31,828)	(30,456)
Dividends paid on preferred stock	(7,313)	(7,312)
Treasury stock purchased	(1,836)	(3,135)
Increase (decrease) in advances payments by borrowers for taxes and insurance	(5,739)	(7,590)
Net cash provided by (used in) financing activities	1,460,685	801,404
Increase (decrease) in cash and cash equivalents	434,579	(143,305)
Cash, cash equivalents and restricted cash at beginning of period	683,965	2,090,809
Cash, cash equivalents and restricted cash at end of period	$1,118,544	$1,947,504
(CONTINUED)
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2023	2022
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$121	$—
Other personal property acquired through foreclosure	—	422
Non-cash financing activities
Preferred stock dividend payable	3,656	3,656
Cash paid (received) during the period for
Interest	135,037	25,979
Income taxes	30,951	19,001

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A – Summary of Significant Accounting Policies

Company and Nature of Operations - Washington Federal Bank, a federally-insured Washington state chartered commercial bank dba WaFd Bank (the “Bank” or “WaFd Bank”), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. Washington Federal, Inc., a Washington corporation (the “Company”), was formed as the Bank’s holding company in November, 1994. As used throughout this document, the terms “Washington Federal” or the “Company” refer to the Company and its consolidated subsidiaries, and the term “Bank” refers to the operating subsidiary, Washington Federal Bank, a Washington state chartered commercial bank. The Company is headquartered in Seattle, Washington. The Bank conducts its activities through a network of 199 bank branches located in Washington, Oregon, Idaho, Utah, Arizona, Nevada, New Mexico and Texas.

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

Restricted Cash Balances - The Company is not required to maintain cash reserve balances with the Federal Reserve Bank as of March 31, 2023. As of March 31, 2023 and September 30, 2022, the Company held counterparty cash collateral of $246,500,000 and $284,400,000, respectively, related to derivative contracts.

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
•For other equity investments where neither ASU 2014-01 nor the equity method of accounting is applicable, the Company applies the fair value adjustment method of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). Any adjustments to the fair value of these investments are recorded in Other income in the Consolidated Statements of Operations. Fair value is determined by reference to readily determinable market values if applicable. Equity investments that do not have readily determinable fair values (non-marketable) are generally accounted for at cost minus impairment, if any, plus or minus changes resulting from

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

observable transactions involving the same or similar investments from the same issuer, also referred to as the measurement alternative. Under the NAV expedient for fair value measurement, equity investments in qualified real estate funds can use the net asset value (“NAV”) determined by the fund as fair value for the investment. At March 31, 2023, equity investments held by the Company and recorded at NAV had a carrying amount of $34,260,000 and a remaining unfunded commitment of $9,589,000. These NAV based investments cannot be transferred without consent and we do not have redemption rights. Equity investments measured at NAV are not classified in the fair value hierarchy.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Off-balance-sheet credit exposures - The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $4,533,687,000 and $4,947,570,000 at March 31, 2023 and September 30, 2022, respectively. The reserve for unfunded commitments is recognized as a liability (included as other liabilities in "Accrued expenses and other liabilities" in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class. See Note I "Commitments and Contingencies" for more information.

NOTE B – New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU provide temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The ASU primarily includes relief related to contract modifications and hedging relationships, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity that reference a rate affected by the new guidance. This guidance is effective immediately and the amendments were originally to be applied prospectively through December 31, 2022. However, the FASB issued ASU 2022-06, deferring the sunset date to December 31, 2024. The Company has evaluated the regulatory requirements to cease the use of LIBOR and has put in place systems and capabilities for this purpose. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323). The amendments in this ASU expand the population of tax credit investments for which an investor may elect to to apply the proportional amortization method ("PAM") and require certain disclosures for tax credit investments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company has utilized PAM for low income housing tax credit investments. We do not expect this ASU to have a material effect on our consolidated financial statements.

NOTE C – Dividends and Share Repurchases

On March 10, 2023, the Company paid a regular dividend on common stock of $0.25 per share, which represented the 160th consecutive quarterly cash dividend. Dividends per share were $0.25 and $0.24 for the quarters ended March 31, 2023 and 2022, respectively.

For the three months ended March 31, 2023, the Company repurchased 3,239 shares (related to tax withholding on employee equity awards) at an average price of $33.48. As of March 31, 2023, there are 3,676,260 remaining shares authorized to be repurchased under the current Board approved share repurchase program.

The Company pays a cash dividend, if declared by the Board, of $12.1875 per share on its Series A Preferred Stock quarterly on January 15, April 15, July 15 and October 15. This dividend equals $0.30468750 per depositary share (each dividend, a "Series A Preferred Dividend"). The Company paid the Series A Preferred Dividend on April 15, 2023.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table is a summary of loans receivable by loan portfolio segment and class.

	March 31, 2023		September 30, 2022
	(In thousands)		(In thousands)
Commercial loans
Multi-family	$2,894,567	14.3%	$2,645,801	13.7%
Commercial real estate	3,283,151	16.3	3,133,660	16.2
Commercial & industrial	2,590,700	12.8	2,350,984	12.1
Construction	3,735,821	18.5	3,784,388	19.5
Land - acquisition & development	231,990	1.1	291,301	1.5
Total commercial loans	12,736,229	63.1	12,206,134	63.0
Consumer loans
Single-family residential	6,175,250	30.6	5,771,862	29.8
Construction - custom	840,475	4.2	974,652	5.0
Land - consumer lot loans	141,215	0.7	153,240	0.8
HELOC	218,179	1.1	203,528	1.0
Consumer	71,083	0.4	75,543	0.4
Total consumer loans	7,446,202	36.9	7,178,825	37.0
Total gross loans	20,182,431	100%	19,384,959	100%
Less:
Allowance for credit losses on loans	177,420		172,808
Loans in process	2,648,512		3,006,023
Net deferred fees, costs and discounts	84,593		92,564
Total loan contra accounts	2,910,525		3,271,395
Net loans	$17,271,906		$16,113,564

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of March 31, 2023, and September 30, 2022, AIR for loans totaled $71,830,000 and $57,070,000, respectively, and is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.

Loans in the amount of $8,867,524,000 and $8,224,951,000 at March 31, 2023 and September 30, 2022, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") as part of our liquidity management strategy. The FHLB does not have the right to sell or re-pledge these loans.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the amortized cost basis of non-accrual loans and loans 90 days or more past due and accruing.

	March 31, 2023			September 30, 2022
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL (1)	90 days or more past due and accruing	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing
Commercial loans
Multi-family	$5,844	$—	$—	$5,912	$—	$—
Commercial real estate	4,519	—	—	4,691	—	—
Commercial & industrial	7,681	740	—	5,693	1,308	—
Construction	—	—	—	—	—	—
Land - acquisition & development	—	—	—	—	—	—
Total commercial loans	18,044	740	—	16,296	1,308	—
Consumer loans
Single-family residential	16,396	—	—	17,450	—	—
Construction - custom	—	—	—	435	—	—
Land - consumer lot loans	6	—	—	84	—	—
HELOC	128	—	—	233	—	—
Consumer	32	—	—	36	—	—
Total consumer loans	16,562	—	—	18,238	—	—
Total non-accrual loans	$34,606	$740	$—	$34,534	$1,308	$—
% of total loans	0.20%			0.21%
(1) Amounts in the 'Non-accrual with no ACL' column are a subset of the amounts in the 'Non-accrual' column

The Company recognized interest income on non-accrual loans of approximately $1,039,000 in the six months ended March 31, 2023. If these loans had been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $761,000 for the six months ended March 31, 2023. Recognized interest income for the six months ended March 31, 2023 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide details regarding loan delinquencies by loan portfolio and class.

March 31, 2023		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$2,859,994	$2,859,862	$132	$—	$—	$132	—%
Commercial real estate	3,258,304	3,256,293	2,011	—	—	2,011	0.06
Commercial & industrial	2,585,196	2,580,997	509	2,960	730	4,199	0.16
Construction	1,608,513	1,608,008	505	—	—	505	0.03
Land - acquisition & development	167,080	167,080	—	—	—	—	—
Total commercial loans	10,479,087	10,472,240	3,157	2,960	730	6,847	0.07
Consumer Loans
Single-family residential	6,134,021	6,114,783	5,894	432	12,912	19,238	0.31
Construction - custom	403,783	403,696	87	—	—	87	0.02
Land - consumer lot loans	140,140	140,061	79	—	—	79	0.06
HELOC	221,159	219,811	600	624	124	1,348	0.61
Consumer	71,136	70,901	81	1	153	235	0.33
Total consumer loans	6,970,239	6,949,252	6,741	1,057	13,189	20,987	0.30
Total Loans	$17,449,326	$17,421,492	$9,898	$4,017	$13,919	$27,834	0.16%
Delinquency %		99.84%	0.06%	0.02%	0.08%	0.16%

September 30, 2022		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$2,626,479	$2,626,479	$—	$—	$—	$—	—%
Commercial real estate	3,111,112	3,110,056	538	450	68	1,056	0.03
Commercial & industrial	2,343,403	2,336,791	—	919	5,693	6,612	0.28
Construction	1,423,891	1,423,891	—	—		—	—
Land - acquisition & development	223,616	223,616	—	—	—	—	—
Total commercial loans	9,728,501	9,720,833	538	1,369	5,761	7,668	0.08
Consumer Loans
Single-family residential	5,726,979	5,708,996	2,796	1,316	13,871	17,983	0.31
Construction - custom	397,343	396,908	—	—	435	435	0.11
Land - consumer lot loans	151,945	151,746	—	139	60	199	0.13
HELOC	206,033	205,605	155	46	227	428	0.21
Consumer	75,571	75,357	162	17	35	214	0.28
Total consumer loans	6,557,871	6,538,612	3,113	1,518	14,628	19,259	0.29
Total Loans	$16,286,372	$16,259,445	$3,651	$2,887	$20,389	$26,927	0.17%
Delinquency %		99.83%	0.02%	0.02%	0.13%	0.17%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Most TDRs are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. Each request for modification is individually evaluated for merit and likelihood of success. The concession granted in a loan modification is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of March 31, 2023, 97.7% of the Company's $52,051,000 in TDRs were classified as performing. As of March 31, 2023, single-family residential loans comprised 81.9% of TDRs.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present by primary credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of March 31, 2023 and September 30, 2022.

March 31, 2023	Term Loans Amortized Cost Basis by Origination Year
	YTD 2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$119,024	$630,346	$780,948	$583,407	$152,445	$441,066	$38,598	$—	$2,745,834
Special Mention	—	94,503	—	—	—	—	—	—	94,503
Substandard	—	5,121	2,331	4,159	—	8,046	—	—	19,657
Total	$119,024	$729,970	$783,279	$587,566	$152,445	$449,112	$38,598	$—	$2,859,994

Commercial real estate
Pass	$165,837	$838,106	$732,623	$465,913	$285,084	$680,459	$1,350	$—	$3,169,372
Special Mention	500	—	—	—	—	—	—	—	500
Substandard	—	5,495	3,840	24,815	31,827	20,001	2,454	—	88,432
Total	$166,337	$843,601	$736,463	$490,728	$316,911	$700,460	$3,804	$—	$3,258,304

Commercial & industrial
Pass	$134,404	$249,540	$339,808	$126,506	$31,758	$208,250	$1,301,176	$23,893	$2,415,335
Special Mention	—	—	—	—	—	1,558	—	—	1,558
Substandard	572	27,141	8,771	5,220	4,445	25,141	90,076	—	161,366
Doubtful	—	—	2,959	—	—	—	3,978	—	6,937
Total	$134,976	$276,681	$351,538	$131,726	$36,203	$234,949	$1,395,230	$23,893	$2,585,196

Construction
Pass	$66,866	$666,139	$657,393	$74,905	$39,687	$375	$71,634	$—	$1,576,999
Special Mention	3,631	14,341	13,542	—	—	—	—	—	31,514
Total	$70,497	$680,480	$670,935	$74,905	$39,687	$375	$71,634	$—	$1,608,513

Land - acquisition & development
Pass	$14,807	$69,949	$45,549	$9,455	$1,378	$23,073	$2,600	$—	$166,811
Special Mention	—	269	—	—	—	—	—	—	269
Total	$14,807	$70,218	$45,549	$9,455	$1,378	$23,073	$2,600	$—	$167,080

Total commercial loans
Pass	$500,938	$2,454,080	$2,556,321	$1,260,186	$510,352	$1,353,223	$1,415,358	$23,893	$10,074,351
Special Mention	4,131	109,113	13,542	—	—	1,558	—	—	128,344
Substandard	572	37,757	14,942	34,194	36,272	53,188	92,530	—	269,455
Doubtful	—	—	2,959	—	—	—	3,978	—	6,937
Total	$505,641	$2,600,950	$2,587,764	$1,294,380	$546,624	$1,407,969	$1,511,866	$23,893	$10,479,087

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2023	Term Loans Amortized Cost Basis by Origination Year
	YTD 2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$272,177	$1,285,524	$1,748,863	$758,020	$309,481	$1,740,718	$—	$—	$6,114,783
30 days past due	—	804	—	745	76	4,269	—	—	5,894
60 days past due	—	198	174	—	—	60	—	—	432
90+ days past due	—	—	674	—	752	11,486	—	—	12,912
Total	$272,177	$1,286,526	$1,749,711	$758,765	$310,309	$1,756,533	$—	$—	$6,134,021

Construction - custom
Current	$23,021	$341,449	$34,918	$3,472	$358	$478	$—	$—	$403,696
30 days past due	—	87	—	—	—	—	—	—	87
Total	$23,021	$341,536	$34,918	$3,472	$358	$478	$—	$—	$403,783

Land - consumer lot loans
Current	$10,606	$48,382	$48,199	$13,476	$4,506	$14,892	$—	$—	$140,061
30 days past due	—	—	—	79	—	—	—	—	79
Total	$10,606	$48,382	$48,199	$13,555	$4,506	$14,892	$—	$—	$140,140

HELOC
Current	$—	$—	$—	$—	$—	$4,546	$214,440	$825	$219,811
30 days past due	—	—	—	—	—	96	504	—	600
60 days past due	—	—	—	—	—	151	473	—	624
90+ days past due	—	—	—	—	—	40	84	—	124
Total	$—	$—	$—	$—	$—	$4,833	$215,501	$825	$221,159

Consumer
Current	$656	$138	$9,889	$8,012	$16	$26,833	$25,357	$—	$70,901
30 days past due	—	—	—	—	—	80	1	—	81
60 days past due	—	—	—	—	—	—	1	—	1
90+ days past due	1	—	—	—	30	122	—	—	153
Total	$657	$138	$9,889	$8,012	$46	$27,035	$25,359	$—	$71,136

Total consumer loans
Current	$306,460	$1,675,493	$1,841,869	$782,980	$314,361	$1,787,467	$239,797	$825	$6,949,252
30 days past due	—	891	—	824	76	4,445	505	—	6,741
60 days past due	—	198	174	—	—	211	474	—	1,057
90+ days past due	1	—	674	—	782	11,648	84	—	13,189
Total	$306,461	$1,676,582	$1,842,717	$783,804	$315,219	$1,803,771	$240,860	$825	$6,970,239

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2022	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$657,144	$778,936	$500,917	$168,568	$157,144	$315,858	$34,102	$—	$2,612,669
Substandard	3,951	—	1,729	—	6,560	1,570	—	—	13,810
Total	$661,095	$778,936	$502,646	$168,568	$163,704	$317,428	$34,102	$—	$2,626,479

Commercial real estate
Pass	$820,490	$679,321	$492,826	$301,033	$218,171	$541,008	$1,391	$—	$3,054,240
Special Mention	—	1,594	—	—	—	—	—	—	1,594
Substandard	259	—	6,074	30,579	4,857	10,923	2,586	—	55,278
Total	$820,749	$680,915	$498,900	$331,612	$223,028	$551,931	$3,977	$—	$3,111,112

Commercial & industrial
Pass	$254,668	$435,630	$145,799	$39,102	$25,709	$197,909	$1,097,696	$255	$2,196,768
Special Mention	2,503	—	—	—	—	—	29,153	—	31,656
Substandard	2,021	12,639	9,803	5,029	1,213	25,519	58,755	—	114,979
Total	$259,192	$448,269	$155,602	$44,131	$26,922	$223,428	$1,185,604	$255	$2,343,403

Construction
Pass	$510,764	$671,611	$142,816	$27,260	$375	$—	$68,808	$—	$1,421,634
Substandard	—	2,257	—	—	—	—	—	—	2,257
Total	$510,764	$673,868	$142,816	$27,260	$375	$—	$68,808	$—	$1,423,891

Land - acquisition & development
Pass	$100,022	$64,539	$16,934	$3,391	$8,175	$27,955	$2,600	$—	$223,616
Total	$100,022	$64,539	$16,934	$3,391	$8,175	$27,955	$2,600	$—	$223,616

Total commercial loans
Pass	$2,343,088	$2,630,037	$1,299,292	$539,354	$409,574	$1,082,730	$1,204,597	$255	$9,508,927
Special Mention	2,503	1,594	—	—	—	—	29,153	—	33,250
Substandard	6,231	14,896	17,606	35,608	12,630	38,012	61,341	—	186,324
Total	$2,351,822	$2,646,527	$1,316,898	$574,962	$422,204	$1,120,742	$1,295,091	$255	$9,728,501

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2022	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$1,131,152	$1,652,242	$771,769	$320,546	$276,093	$1,557,194	$—	$—	$5,708,996
30 days past due	—	—	400	604	—	1,792	—	—	2,796
60 days past due	—	—	—	—	—	1,316	—	—	1,316
90+ days past due	—	—	—	477	—	13,394	—	—	13,871
Total	$1,131,152	$1,652,242	$772,169	$321,627	$276,093	$1,573,696	$—	$—	$5,726,979

Construction - custom
Current	$235,030	$150,434	$9,811	$1,155	$478	$—	$—	$—	$396,908
90+ days past due	—	435	—	—	—	—	—	—	435
Total	$235,030	$150,869	$9,811	$1,155	$478	$—	$—	$—	$397,343

Land - consumer lot loans
Current	$53,396	$60,454	$15,876	$5,399	$3,433	$13,188	$—	$—	$151,746
60 days past due	—	—	139	—	—	—	—	—	139
90+ days past due	—	—	—	—	—	60	—	—	60
Total	$53,396	$60,454	$16,015	$5,399	$3,433	$13,248	$—	$—	$151,945

HELOC
Current	$—	$—	$—	$—	$—	$4,349	$200,267	$989	$205,605
30 days past due	—	—	—	—	—	95	60	—	155
60 days past due	—	—	—	—	—	29	17	—	46
90+ days past due	—	—	—	—	—	—	227	—	227
Total	$—	$—	$—	$—	$—	$4,473	$200,571	$989	$206,033

Consumer
Current	$1,386	$10,156	$8,038	$215	$23,919	$6,449	$25,194	$—	$75,357
30 days past due	—	—	—	2	—	153	7	—	162
60 days past due	—	—	—	—	—	17	—	—	17
90+ days past due	1	—	—	32	—	2	—	—	35
Total	$1,387	$10,156	$8,038	$249	$23,919	$6,621	$25,201	$—	$75,571

Total consumer loans
Current	$1,420,964	$1,873,286	$805,494	$327,315	$303,923	$1,581,180	$225,461	$989	$6,538,612
30 days past due	—	—	400	606	—	2,040	67	—	3,113
60 days past due	—	—	139	—	—	1,362	17	—	1,518
90+ days past due	1	435	—	509	—	13,456	227	—	14,628
Total	$1,420,965	$1,873,721	$806,033	$328,430	$303,923	$1,598,038	$225,772	$989	$6,557,871

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A "Summary of Significant Accounting Policies."

The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Three Months Ended March 31, 2023	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers (1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$12,324	$—	$—	$714	$13,038
Commercial real estate	27,380	—	1	422	27,803
Commercial & industrial	63,873	(6,054)	42	5,440	63,301
Construction	26,133	—	—	(106)	26,027
Land - acquisition & development	8,572	—	14	(1,090)	7,496
Total commercial loans	138,282	(6,054)	57	5,380	137,665
Consumer loans
Single-family residential	25,475	(34)	104	1,371	26,916
Construction - custom	3,500	—	—	(44)	3,456
Land - consumer lot loans	4,142	—	5	(202)	3,945
HELOC	2,588	—	—	74	2,662
Consumer	2,810	(38)	83	(79)	2,776
Total consumer loans	38,515	(72)	192	1,120	39,755
Total loans	$176,797	$(6,126)	$249	$6,500	$177,420
(1) Provision & transfer amounts within the table do not include the recapture of provision for unfunded commitments of $3.0 million. The total provision recognized for the three months ended March 31, 2023 was $3.5 million.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Provision & transfer amounts within the table do not include the provision for unfunded commitments. There was no such provision in the above quarter. The total provision recapture recognized for the three months ended March 31, 2022 was $0.5 million

Six Months Ended March 31, 2023	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers (1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$12,013	$—	$—	$1,025	$13,038
Commercial real estate	25,814	—	5	1,984	27,803
Commercial & industrial	57,210	(6,136)	74	12,153	63,301
Construction	26,161	—	—	(134)	26,027
Land - acquisition & development	12,278	—	30	(4,812)	7,496
Total commercial loans	133,476	(6,136)	109	10,216	137,665
Consumer loans
Single-family residential	25,518	(34)	534	898	26,916
Construction - custom	3,410	—	—	46	3,456
Land - consumer lot loans	5,047	—	5	(1,107)	3,945
HELOC	2,482	—	1	179	2,662
Consumer	2,875	(184)	317	(232)	2,776
Total consumer loans	39,332	(218)	857	(216)	39,755
Total loans	$172,808	$(6,354)	$966	$10,000	$177,420
(1) Provision & transfer amounts within the table do not include the recapture of provision for unfunded commitments of $4.0 million. The total provision for the six months ended March 31, 2023 was $6.0 million.

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
(1) Provision & transfer amounts within the table do not include the provision for unfunded commitments of $2.5 million. As such there was no provision recognized for the six months ended March 31, 2022.

The Company recorded a $3,500,000 provision for credit losses for the three months ended March 31, 2023, compared to a $500,000 release of allowance for credit losses for the three months ended March 31, 2022. The provision in the three months ended March 31, 2023 was primarily due to growth in net loans receivable combined with the changing economic outlook amid concerns around a looming recession and recent macro-economic events. The release for the three months ended March 31, 2022 was primarily due to improvements in the credit quality of certain loan portfolios related to strong real estate markets and collateral conditions, mostly offset by growth in loans receivable. The Company recorded a $6,000,000 provision for credit losses for the six months ended March 31, 2023, compared with no provision for credit losses for the six months ended March 31, 2022. Charge-offs, net of recoveries, totaled $5,877,000 for the three months ended March 31, 2023, compared to net recoveries of $473,000 during the three months ended March 31, 2022. Charge-offs, net of recoveries, totaled $5,388,000 for the six months ended March 31, 2023, compared to net recoveries of $2,584,000 during the six months ended March 31, 2022. No allowance was recorded as of March 31, 2023 or as of September 30, 2022 for the $2,781,000 and $10,141,399 of PPP loans in the portfolio on each date, respectively, which are included in the commercial & industrial loan category, due to the government guarantee.

Non-performing assets were $46,785,000, or 0.21% of total assets, at March 31, 2023, compared to $44,554,000, or 0.21% of total assets, at September 30, 2022. Non-accrual loans were $34,606,000 at March 31, 2023, compared to $34,534,000 at September 30, 2022. Delinquencies, as a percent of total loans, were 0.16% at March 31, 2023, compared to 0.17% at September 30, 2022.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide the amortized cost of loans receivable based on risk rating categories as previously defined.

March 31, 2023	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$2,745,834	$94,503	$19,657	$—	$—	$2,859,994
Commercial real estate	3,169,372	500	88,432	—	—	3,258,304
Commercial & industrial	2,415,335	1,558	161,366	6,937	—	2,585,196
Construction	1,576,999	31,514	—	—	—	1,608,513
Land - acquisition & development	166,811	269	—	—	—	167,080
Total commercial loans	10,074,351	128,344	269,455	6,937	—	10,479,087
Consumer loans
Single-family residential	6,114,358	—	19,663	—	—	6,134,021
Construction - custom	403,783	—	—	—	—	403,783
Land - consumer lot loans	140,134	—	6	—	—	140,140
HELOC	221,031	—	128	—	—	221,159
Consumer	71,124	—	12	—	—	71,136
Total consumer loans	6,950,430	—	19,809	—	—	6,970,239
Total	$17,024,781	$128,344	$289,264	$6,937	$—	$17,449,326

Total grade as a % of total loans	97.57%	0.74%	1.66%	0.04%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2022	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$2,612,669	$—	$13,810	$—	$—	$2,626,479
Commercial real estate	3,054,241	1,594	55,277	—	—	3,111,112
Commercial & industrial	2,196,767	31,656	114,980	—	—	2,343,403
Construction	1,421,634	—	2,257	—	—	1,423,891
Land - acquisition & development	223,616	—	—	—	—	223,616
Total commercial loans	9,508,927	33,250	186,324	—	—	9,728,501
Consumer loans
Single-family residential	5,706,199	—	20,780	—	—	5,726,979
Construction - custom	396,908	—	435	—	—	397,343
Land - consumer lot loans	151,723	—	222	—	—	151,945
HELOC	205,800	—	233	—	—	206,033
Consumer	75,570	—	1	—	—	75,571
Total consumer loans	6,536,200	—	21,671	—	—	6,557,871
Total loans	$16,045,127	$33,250	$207,995	$—	$—	$16,286,372

Total grade as a % of total loans	98.52%	0.20%	1.28%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on amortized cost of loans receivable based on borrower payment activity.

March 31, 2023	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$2,854,150	99.8%	$5,844	0.2%
Commercial real estate	3,253,785	99.9	4,519	0.1
Commercial & industrial	2,577,515	99.7	7,681	0.3
Construction	1,608,513	100.0	—	0.0
Land - acquisition & development	167,080	100.0	—	—
Total commercial loans	10,461,043	99.8	18,044	0.2
Consumer loans
Single-family residential	6,117,625	99.7	16,396	0.3
Construction - custom	403,783	100.0	—	—
Land - consumer lot loans	140,134	100.0	6	0.0
HELOC	221,031	99.9	128	0.1
Consumer	71,104	100.0	32	0.0
Total consumer loans	6,953,677	99.8	16,562	0.2
Total loans	$17,414,720	99.8%	$34,606	0.2%

September 30, 2022	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$2,620,567	99.8%	$5,912	0.2%
Commercial real estate	3,106,421	99.8	4,691	0.2
Commercial & industrial	2,337,710	99.8	5,693	0.2
Construction	1,423,891	100.0	—	—
Land - acquisition & development	223,616	100.0	—	—
Total commercial loans	9,712,205	99.9	16,296	0.1
Consumer loans
Single-family residential	5,709,529	99.7	17,450	0.3
Construction - custom	396,908	99.9	435	0.1
Land - consumer lot loans	151,861	99.9	84	0.1
HELOC	205,800	99.9	233	0.1
Consumer	75,535	100.0	36	0.0
Total consumer loans	6,539,633	99.7	18,238	0.4
Total loans	$16,251,838	99.8%	$34,534	0.2%

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

	March 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$94,772	$—	$94,772
Asset-backed securities	—	654,070	—	654,070
Municipal bonds	—	35,297	—	35,297
Corporate debt securities	—	322,403	—	322,403
Mortgage-backed securities
Agency pass-through certificates	—	899,744	—	899,744
Total available-for-sale securities	—	2,006,286	—	2,006,286
Client swap program hedges	—	54,935	—	54,935
Commercial loan fair value hedges	—	1,854	—	1,854
Mortgage loan fair value hedges	—	27,971	—	27,971
Borrowings cash flow hedges	—	151,167	—	151,167
Total financial assets	$—	$2,242,213	$—	$2,242,213

Financial Liabilities
Client swap program hedges	$—	$54,910	$—	$54,910
Total financial liabilities	$—	$54,910	$—	$54,910

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$39,354	$—	$39,354
Asset-backed securities	—	767,001		767,001
Municipal bonds	—	34,962	—	34,962
Corporate debt securities	—	313,757	—	313,757
Mortgage-backed securities
Agency pass-through certificates	—	895,963	—	895,963
Total available-for-sale securities	—	2,051,037	—	2,051,037
Client swap program hedges	—	67,260	—	67,260
Commercial loan fair value hedges	—	2,517	—	2,517
Mortgage loan fair value hedges	—	36,765	—	36,765
Borrowings cash flow hedges	—	179,945	—	179,945
Total financial assets	$—	$2,337,524	$—	$2,337,524

Financial Liabilities
Client swap program hedges	$—	$67,260	$—	$67,260
Total financial liabilities	$—	$67,260	$—	$67,260

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

When management determines that the fair value of the collateral or the REO requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the collateral dependent loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2023 included loans for which an allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at March 31, 2023 and March 31, 2022, and the total gains (losses) resulting from those fair value adjustments during the respective periods. The estimated fair value measurements are shown gross of estimated selling costs.

	March 31, 2023				Three Months Ended March 31, 2023	Six Months Ended March 31, 2023
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$3,313	$3,313	$(6,120)	$(6,243)
Real estate owned (2)	—	—	372	372	22	22
Balance at end of period	$—	$—	$3,685	$3,685	$(6,098)	$(6,221)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.

	March 31, 2022				Three Months Ended March 31, 2022	Six Months Ended March 31, 2022
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$3,816	$3,816	$(896)	$(985)
Real estate owned (2)	—	—	1,571	1,571	32	(472)
Balance at end of period	$—	$—	$5,387	$5,387	$(864)	$(1,457)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.
At March 31, 2023, there was $121,000 in foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $2,384,000.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		March 31, 2023		September 30, 2022
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$1,118,544	$1,118,544	$683,965	$683,965
Available-for-sale securities
U.S. government and agency securities	2	94,772	94,772	39,354	39,354
Asset-backed securities	2	654,070	654,070	767,001	767,001
Municipal bonds	2	35,297	35,297	34,962	34,962
Corporate debt securities	2	322,403	322,403	313,757	313,757
Mortgage-backed securities
Agency pass-through certificates	2	899,744	899,744	895,963	895,963
Total available-for-sale securities		2,006,286	2,006,286	2,051,037	2,051,037
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	445,222	401,076	463,299	406,860
Total held-to-maturity securities		445,222	401,076	463,299	406,860

Loans receivable	3	17,271,906	16,632,415	16,113,564	15,417,635
FHLB stock	2	147,078	147,078	95,073	95,073
Other assets - client swap program hedges	2	54,935	54,935	67,260	67,260
Other assets - commercial fair value loan hedges	2	1,854	1,854	2,517	2,517
Other assets - mortgage loan fair value hedges	2	27,971	27,971	36,765	36,765
Other assets - borrowings cash flow hedges	2	151,167	151,167	179,945	179,945

Financial liabilities
Time deposits	2	3,980,605	3,902,413	3,338,043	3,249,169
Borrowings	2	3,800,000	3,789,250	2,125,000	1,940,813
Other liabilities - client swap program hedges	2	54,910	54,910	67,260	67,260
Other liabilities - commercial loan fair value hedges	2	—	—	—	—
Other liabilities - mortgage loan fair value hedges	2	—	—	—	—

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
Borrowings – The fair value of FHLB advances, FRB borrowings and other borrowings is estimated by discounting the estimated future cash flows using rates currently available to the Company for debt with similar remaining maturities.
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
The following tables provide details about the amortized cost and fair value of available-for-sale and held-to-maturity securities.

	March 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$7,003	$—	$(39)	$6,964	5.29%
1 to 5 years	24,228	—	(604)	23,624	4.29
Over 10 years	63,740	444	—	64,184	5.15
Asset-backed securities
1 to 5 years	20,059	—	(763)	19,296	5.48
5 to 10 years	49,023	4	(280)	48,747	5.51
Over 10 years	600,080	753	(14,806)	586,027	5.52
Corporate debt securities due
Within 1 year	75,023	2	(107)	74,918	5.36
1 to 5 years	151,652	793	(1,683)	150,762	4.75
5 to 10 years	113,817	—	(17,094)	96,723	3.87
Municipal bonds due
5 to 10 years	5,735	—	(201)	5,534	3.00
Over 10 years	29,851	275	(363)	29,763	5.85
Mortgage-backed securities
Agency pass-through certificates	960,254	532	(61,042)	899,744	3.02
	2,100,465	2,803	(96,982)	2,006,286	4.18
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	445,222	55	(44,201)	401,076	2.88
	445,222	55	(44,201)	401,076	2.88
	$2,545,687	$2,858	$(141,183)	$2,407,362	3.97%

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

For AFS investment securities, there were purchases of $115,931,000 during the six months ended March 31, 2023 and purchases of $124,651,000 during the six months ended March 31, 2022. There were no sales of AFS investment securities during the six months ended March 31, 2023 and $4,510,000 in sales during the prior year same period. For HTM investment securities, there were no purchases during the six months ended March 31, 2023 and no purchases during the six months ended March 31, 2022. There were no sales of held-to-maturity investment securities during the six months ended March 31, 2023 or March 31, 2022. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.

The Company elected to exclude AIR from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS securities, AIR totaled $6,174,000 and $5,694,000 as of March 31, 2023 and September 30, 2022, respectively. For HTM debt securities, AIR totaled $1,065,000 and $1,108,000 as of March 31, 2023 and September 30, 2022, respectively. AIR for securities is included in the "Interest receivable" line item balance on the Company’s consolidated statements of financial condition.
The following tables show the gross unrealized losses and fair value of securities as of March 31, 2023 and September 30, 2022, by length of time that individual securities in each category have been in a continuous loss position. There were 220 and 223 securities with an unrealized loss as of March 31, 2023 and September 30, 2022, respectively. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to have any credit impairment.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2023	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(1,790)	$136,214	$(17,094)	$96,723	$(18,884)	$232,937
Municipal bonds	(363)	9,488	(201)	5,534	(564)	15,022
U.S. government and agency securities	(15)	10,126	(628)	20,463	(643)	30,589
Asset-backed securities	(8,353)	387,918	(7,496)	231,114	(15,849)	619,032
Mortgage-backed securities	(30,101)	577,018	(30,941)	271,694	(61,042)	848,712
	(40,622)	1,120,764	(56,360)	625,528	(96,982)	1,746,292
Held-to-maturity securities
Mortgage-backed securities	(18,843)	165,224	(25,358)	233,935	(44,201)	399,159
	$(59,465)	$1,285,988	$(81,718)	$859,463	$(141,183)	$2,145,451

September 30, 2022	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(27,072)	$288,753	$—	$—	$(27,072)	$288,753
Municipal bonds due	(1,061)	14,561	—	—	(1,061)	14,561
U.S. government and agency securities	(1,049)	39,354	—	—	(1,049)	39,354
Asset-backed securities	(6,374)	601,248	(1,383)	50,070	(7,757)	651,318
Mortgage-backed securities	(63,738)	833,683	(12,331)	53,533	(76,069)	887,216
	(99,294)	1,777,599	(13,714)	103,603	(113,008)	1,881,202
Held-to-maturity securities
Mortgage-backed securities	(56,461)	405,166	—	—	(56,461)	405,166
	$(155,755)	$2,182,765	$(13,714)	$103,603	$(169,469)	$2,286,368

Substantially all of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2023 or September 30, 2022.

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment as of March 31, 2023 or September 30, 2022. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Corporate debt securities and municipal bonds are considered to have an issuer of high credit quality and the decline in fair value is due to changes in interest rates and other market conditions. The issuer continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at March 31, 2023 and September 30, 2022.

March 31, 2023	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$700,058	$54,935	Other liabilities	$700,058	$54,910
Commercial loan fair value hedges	Other assets	39,661	1,854	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	670,000	27,971	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	1,000,000	151,167	Other liabilities	—	—
		$2,409,719	$235,927		$700,058	$54,910

September 30, 2022	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$588,676	$67,260	Other liabilities	$588,676	$67,260
Commercial loan fair value hedges	Other assets	42,209	2,517	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	470,000	36,765	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	1,000,000	179,945	Other liabilities	—	—
		$2,100,885	$286,487		$588,676	$67,260

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

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following tables present the impact of fair value hedge accounting on the carrying value of the hedged items at March 31, 2023 and September 30, 2022.

(In thousands)	March 31, 2023
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$1,917,364	$(29,262)
	$1,917,364	$(29,262)

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At March 31, 2023, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $1,879,678,000, the cumulative basis adjustment associated with the hedging relationships was $(27,338,000), and the amount of the designated hedged items was $670,000,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At March 31, 2023, the amortized cost basis of the hedged commercial loans was $37,686,000 and the cumulative basis adjustment associated with the hedging relationships was $(1,924,000).

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

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At September 30, 2022, the amortized cost basis of the hedged commercial loans was $40 million and the cumulative basis adjustment associated with the hedging relationships was $(2,632,000).

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. As of March 31, 2023, the maturities for hedges of adjustable rate borrowings ranged from one year to seven years, with the weighted average being 6.0 years.

The following tables present the impact of derivative instruments (cash flow hedges on borrowings) on AOCI for the periods presented.

(In thousands)	Three Months Ended March 31,
Amounts of gain/(loss) recognized in AOCI	2023	2022
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$(21,972)	$56,323
Total pre-tax gain/(loss) recognized in AOCI	$(21,972)	$56,323

(In thousands)	Six Months Ended March 31,
Amounts of gain/(loss) recognized in AOCI	2023	2022
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$(28,778)	$62,769
Total pre-tax gain/(loss) recognized in AOCI	$(28,778)	$62,769

The following tables present the gain (loss) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the periods presented.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$222,957	$(28,185)	$139,260	$(7,525)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$4,237		$(1,199)
Recognized on derivatives	(6,608)		18,561
Recognized on hedged items	6,696		(18,586)
Net income/(expense) recognized on fair value hedges	$4,325		$(1,224)

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$9,457		$1,715
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		—
Net income/(expense) recognized on cash flow hedges		$9,457		$1,715

	Six Months Ended March 31, 2023		Six Months Ended March 31, 2022
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$426,903	$(47,159)	$277,769	$(15,368)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$7,404		$(2,570)
Recognized on derivatives	(9,457)		23,061
Recognized on hedged items	9,828		(23,061)
Net income/(expense) recognized on fair value hedges	$7,775		$(2,570)

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$16,731		$3,736
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		—
Net income/(expense) recognized on cash flow hedges		$16,731		$3,736

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815,

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

with changes in fair value recorded in earnings. For the six months ended March 31, 2023 the net impact to the statement of operations was $26,000. There was no net impact to the statement of operations for the six months ended March 31, 2022.

The following tables present the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Three Months Ended March 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2023	2022
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(11,143)	$33,298
Receive fixed/pay floating swap	Other noninterest income	11,169	(33,298)
		$26	$—

(In thousands)		Six Months Ended March 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2023	2022
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(15,021)	$38,337
Receive fixed/pay floating swap	Other noninterest income	15,047	(38,337)
		$—	$—

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H – Revenue from Contracts with Customers

Since net interest income on financial assets and liabilities is outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), a significant majority of our revenues are not subject to that guidance.

Revenue streams that are within the scope of ASC 606 are presented within non-interest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the new guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. In scope revenue streams represented approximately 4.0% of our total revenues for the six months ended March 31, 2023, compared to 6.0% for the six months ended March 31, 2022. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of non-interest income within the scope of the guidance include the following:

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
Financial Instruments with Off-Balance Sheet Risk - The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $4,533,687,000 and $4,947,570,000 at March 31, 2023 and September 30, 2022, respectively. The reserve was $28,500,000 as of March 31, 2023, which is a decrease from $32,500,000 at September 30, 2022. See Note A "Summary of Significant Accounting Policies" for details regarding the reserve methodology.

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

RECENT INDUSTRY DEVELOPMENTS

During the first quarter of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry- wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company's liquidity position and balance sheet remain robust. The Company experienced minimal deposit outflow for the quarter ending March 31, 2023 with total deposits decreasing by 0.6%. The Company also took a number of preemptive actions which included proactive outreach to clients and actions to maximize funding sources in response to these recent developments. Furthermore, the Company's capital at March 31, 2023 remains at high levels with common equity tier 1 capital ("CET1") and total risk-based capital ratios of 10.21% and 13.20%, respectively, for the Company and 11.09% and 12.31% for the Bank, respectively, which exceed the minimum well-capitalized guidelines of 6.50% and 10.00%.

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

INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of transaction and savings accounts is 75% of total deposits as of March 31, 2023 while the composition of the investment securities portfolio is 37% variable and 63% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $445,222,000 of mortgage-backed securities that it has designated as HTM and are carried at amortized cost. As of March 31, 2023, the net unrealized loss on these securities was $44,146,000. The Company has $2,006,286,000 of available-for-sale securities that are carried at fair value. As of March 31, 2023, the net unrealized loss on these securities was $94,179,000. The Company has executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized gain on these interest rate swaps as of March 31, 2023 was $151,167,000. All of the above are pre-tax net unrealized gains or losses.

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

As of March 31, 2023, in the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would increase by 3.3% in the next year. This compares to an estimated increase of 1.9% as of the September 30, 2022 analysis. The change is primarily due to a shift in the yield curve as well as shifts in the mix of fixed versus adjustable rate assets and liabilities. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long-term rates over two years would result in a net interest income

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
increase of 0.9% in the first year and increase of 3.0% in the second year assuming a constant balance sheet and no management intervention. Alternatively, in the event of an immediate and parallel decrease of 100 basis points in both short and long-term interest rates estimates that net interest income would increase by 1.62%.

NPV Sensitivity - NPV is an estimate of the market value of shareholders' equity. NPV is calculated as the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of NPV to changes in interest rates provides a view of interest rate risk as it incorporates all future expected cash flows. As of March 31, 2023, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decrease by $667,138,000 or 25.2% and the NPV to total assets ratio to decline to 9.9% from a base of 12.4%. As of September 30, 2022, the NPV in the event of a 200 basis point increase in rates was estimated to decrease by $617,000,000 or 20.9% and the NPV to total assets ratio to decline to 12.6% from a base of 14.9%. The change in NPV sensitivity is due primarily to changes in interest rates and the related impact on asset prices and sensitivity to expected prepayment speeds on fixed rate loans and mortgage-backed securities, as well as changes in the mix of fixed versus adjustable rate assets and liabilities as of March 31, 2023. Prepayment speeds for single family mortgages are historically low at March 31, 2023. For example, the Bank's conditional payment rate ("CPR") for this loan portfolio segment has fallen to 5.8% from 18.4% the year before.

As of March 31, 2023, the event of an immediate and parallel decrease of 100 basis points in interest rates is estimated to increase NPV by $314,730,000, or 11.86%, and the NPV to total assets ratio to grow to 13.45% from a base of 12.4%.
Interest Rates - The Company measures the difference between the rate on total interest-earning assets and the rate on interest-bearing liabilities at the end of each period. This period-end interest rate spread was 2.86% at March 31, 2023 and 3.36% at September 30, 2022. As of March 31, 2023, the weighted average period-end rate on interest-earning assets increased by 41 basis points to 4.45% compared to 4.04% at September 30, 2022, while the weighted average period-end rate on interest-bearing liabilities increased by 123 basis point to 1.91% from 0.68%. The period-end interest rate spread increased to 2.86% at March 31, 2023 from 2.57% at March 31, 2022.

Net Interest Margin - Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin was 3.51% for the quarter ended March 31, 2023 compared to 2.90% for the quarter ended March 31, 2022. The yield on interest-earning assets increased 187 basis points to 5.11% and the cost of interest-bearing liabilities increased 159 basis points to 2.03% over that same period. The higher yield on interest-earning assets was primarily due to the impact of rising rates on adjustable rate assets and cash. The higher rate in interest-bearing liabilities resulted primarily from customer deposits repricing and a higher rate on FHLB borrowings.
The following table sets forth the information explaining the changes in the net interest margin for the period indicated compared to the same period one year ago.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$17,097,130	$222,957	5.29%	$14,869,733	$139,260	3.80%
Mortgage-backed securities	1,355,403	10,422	3.12	852,134	4,659	2.22
Cash & Investments	1,657,027	19,786	4.84	3,085,239	5,757	0.76
FHLB & FRB stock	139,484	2,181	6.34	89,002	1,162	5.29
Total interest-earning assets	20,249,044	255,346	5.11%	18,896,108	150,838	3.24%
Other assets	1,491,981			1,284,929
Total assets	$21,741,025			$20,181,037

Liabilities and Equity
Interest-bearing customer accounts	$12,746,827	$52,123	1.66%	$12,882,885	$8,226	0.26%
Borrowings	3,281,945	28,185	3.48	1,720,000	7,525	1.77
Total interest-bearing liabilities	16,028,772	80,308	2.03%	14,602,885	15,751	0.44%
Noninterest-bearing customer accounts	3,046,867			3,198,052
Other liabilities	290,702			214,851
Total liabilities	19,366,341			18,015,788
Shareholders' equity	2,374,684			2,165,249
Total liabilities and equity	$21,741,025			$20,181,037
Net interest income/interest rate spread		$175,038	3.08%		$135,087	2.80%
Net interest margin (NIM)			3.51%			2.90%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

	Six Months Ended March 31, 2023			Six Months Ended March 31, 2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$16,835,843	$426,903	5.09%	$14,580,678	$277,769	3.82%
Mortgage-backed securities	1,362,154	21,035	3.10	888,982	9,451	2.13
Cash & Investments	1,624,258	37,272	4.60	3,147,232	11,539	0.74
FHLB & FRB stock	128,573	3,555	5.55	96,008	2,519	5.26
Total interest-earning assets	19,950,828	488,765	4.91%	18,712,900	301,278	3.23%
Other assets	1,496,485			1,278,476
Total assets	$21,447,313			$19,991,376

Liabilities and Equity
Interest-bearing customer accounts	$12,678,483	$83,769	1.33%	$12,704,752	$16,687	0.26%
Borrowings	2,985,577	47,159	3.17	1,720,000	15,367	1.79
Total interest-bearing liabilities	15,664,060	130,928	1.68%	14,424,752	32,054	0.45%
Noninterest-bearing customer accounts	3,147,155			3,193,084
Other liabilities	297,546			219,183
Total liabilities	19,108,761			17,837,019
Shareholders' equity	2,338,552			2,154,357
Total liabilities and equity	$21,447,313			$19,991,376
Net interest income/interest rate spread		$357,837	3.24%		$269,224	2.78%
Net interest margin (NIM)			3.60%			2.89%

As of March 31, 2023, total assets had increased by $1,553,080,000 to $22,325,211,000 from $20,772,131,000 at September 30, 2022. During the six months ended March 31, 2023, loans receivable increased $1,158,342,000 while cash and cash equivalents increased by $434,579,000 and investment securities decreased by $62,828,000. Growth in loans receivable was primarily funded by the increase in borrowings during the period.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
The Bank has entered into borrowing agreements with the FHLB to borrow funds under a short-term floating rate cash management advance program and fixed-rate term loan agreements. All borrowings are secured by stock of the FHLB, deposits with the FHLB, and a blanket pledge of qualifying loans receivable as provided in the agreements with the FHLB. The Bank is also eligible to borrow under the Federal Reserve Bank's primary credit program. Borrowings totaled $3,800,000,000 as of March 31, 2023, an increase from $2,125,000,000 at September 30, 2022.
Customer deposit account balances have remained stable, decreasing only $168,622,000, or 1.1%, to $15,860,948,000 at March 31, 2023 compared with $16,029,570,000 at September 30, 2022.
The Company's cash and cash equivalents totaled $1,118,544,000 at March 31, 2023, an increase from $683,965,000 at September 30, 2022. These amounts include the Bank's operating cash.
The Company’s shareholders' equity at March 31, 2023 was $2,375,117,000, or 10.64% of total assets. This is an increase of $100,857,000 from September 30, 2022 when shareholders' equity was $2,274,260,000, or 10.95% of total assets. The Company’s shareholders' equity was impacted in the six months ended March 31, 2023 by net income of $145,443,000, the payment of $31,828,000 in common stock dividends, payment of $7,313,000 in preferred stock dividends, net treasury stock transactions of $1,836,000, as well as other comprehensive loss of $8,659,000. The ratio of tangible capital to tangible assets at March 31, 2023 was 9.39%. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

March 31, 2023
Common Equity Tier I risk-based capital ratio:
The Company	$1,723,052	10.21%	4.50%	NA
The Bank	1,872,006	11.09%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	2,023,052	11.98%	6.00%	NA
The Bank	1,872,006	11.09%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,228,972	13.20%	8.00%	NA
The Bank	2,077,926	12.31%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	2,023,052	9.38%	4.00%	NA
The Bank	1,872,006	8.69%	4.00%	5.00%

September 30, 2022
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,613,075	9.86%	4.50%	NA
The Bank	1,781,932	10.89%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,913,075	11.69%	6.00%	NA
The Bank	1,781,932	10.89%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,117,574	12.94%	8.00%	NA
The Bank	1,986,434	12.14%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,913,075	9.51%	4.00%	NA
The Bank	1,781,932	8.86%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents - Cash and cash equivalents were $1,118,544,000 at March 31, 2023, an increase of $434,579,000, or 63.5%, since September 30, 2022. The change is primarily the result of increased borrowings to provide greater balance sheet liquidity offset by the funding of construction loan advances.

Available-for-sale and held-to-maturity investment securities - AFS securities decreased $44,751,000, or 2.2%, during the six months ended March 31, 2023, mostly due to principal payments and maturities of $178,589,000 which were offset by purchases of $115,931,000 and an unrealized gain of $17,518,000. During the same period, the balance of HTM securities decreased by $18,077,000 due primarily to principal pay-downs and maturities of $17,936,000. As of March 31, 2023, the Company had a net unrealized loss on AFS securities of $94,179,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
The majority of the Company’s HTM and AFS debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The Company did not record an allowance for credit losses for HTM securities as of March 31, 2023 or September 30, 2022 as the investment portfolio consists primarily of U.S. government agency mortgage-backed securities that management deems to have immaterial risk of loss. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios as well as the economic conditions at future reporting periods. The Company does not believe that any of its available-for-sale debt securities had credit loss impairment as of March 31, 2023 or September 30, 2022, therefore, no allowance was recorded.

Loans receivable - Loans receivable, net of related contra accounts, increased by $1,158,342,000 to $17,271,906,000 at March 31, 2023, compared to $16,113,564,000 at September 30, 2022. The increase was primarily the net result of originations of $3,082,400,000, purchases of single-family residential mortgages of $79,965,000, partially offset by loan principal repayments of $2,342,752,000 as well as a $357,511,000 decrease in loans in process as a result of funding draws on construction loans. Commercial loan originations accounted for 80% of total originations and consumer loan originations were 20% during the period. The mix of loan originations is consistent with management's strategy during low rate environments to produce more multifamily, commercial real estate, construction and commercial and industrial loans that generally have adjustable interest rates or a shorter duration.
The following table shows the loan portfolio by category and the change.

	March 31, 2023		September 30, 2022		Change
	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$2,894,567	14.3%	$2,645,801	13.7%	$248,766	9.4%
Commercial real estate	3,283,151	16.3	3,133,660	16.2	149,491	4.8
Commercial & industrial	2,590,700	12.8	2,350,984	12.1	239,716	10.2
Construction	3,735,821	18.5	3,784,388	19.5	(48,567)	(1.3)
Land - acquisition & development	231,990	1.1	291,301	1.5	(59,311)	(20.4)
Total commercial loans	12,736,229	63.1	12,206,134	63.0	530,095	4.3
Consumer loans
Single-family residential	6,175,250	30.6	5,771,862	29.8	403,388	7.0
Construction - custom	840,475	4.2	974,652	5.0	(134,177)	(13.8)
Land - consumer lot loans	141,215	0.7	153,240	0.8	(12,025)	(7.8)
HELOC	218,179	1.1	203,528	1.0	14,651	7.2
Consumer	71,083	0.4	75,543	0.4	(4,460)	(5.9)
Total consumer loans	7,446,202	36.9	7,178,825	37.0	267,377	3.7
Total gross loans	20,182,431	100%	19,384,959	100%	797,472	4.1
Less:
Allowance for credit losses on loans	177,420		172,808		4,612	2.7
Loans in process	2,648,512		3,006,023		(357,511)	(11.9)
Net deferred fees, costs and discounts	84,593		92,564		(7,971)	(8.6)
Total loan contra accounts	2,910,525		3,271,395		(360,870)	(11.0)
Net loans	$17,271,906		$16,113,564		$1,158,342	7.2%

Non-performing assets - Non-performing assets increased $2,231,000 during the six months ended March 31, 2023 to $46,785,000 from $44,554,000 at September 30, 2022. The change is primarily due to a $2,159,000 increase in REO. Non-performing assets as a percentage of total assets was 0.21% at March 31, 2023 compared to 0.21% at September 30, 2022.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
The following table sets forth information regarding troubled debt restructured loans and non-performing assets.

	March 31, 2023		September 30, 2022
	($ in thousands)
Troubled debt restructured loans:
Multi - family	$5,844	11.2%	$6,044	10.6%
Commercial real estate	2,110	4.1	2,166	3.8
Commercial & industrial	1	—	1	—
Single-family residential	42,612	81.9	46,902	82.4
Land - consumer lot loans	1,378	2.6	1,590	2.8
HELOC	80	0.2	83	0.1
Consumer	26	—	31	0.1
Total restructured loans (1)	$52,051	100%	$56,817	100%
Non-accrual loans:
Multi - family	$5,844	16.9%	$5,912	17.1%
Commercial real estate	4,519	13.1	4,691	13.6
Commercial & industrial	7,681	22.2	5,693	16.5
Construction	—	—	—	0.1
Single-family residential	16,396	47.4	17,450	50.5
Construction - custom	—	—	435	1.3
Land - consumer lot loans	6	—	84	0.2
HELOC	128	0.4	233	0.7
Consumer	32	0.1	36	0.1
Total non-accrual loans	34,606	100%	34,534	100%
Real estate owned	8,826		6,667
Other property owned	3,353		3,353
Total non-performing assets	$46,785		$44,554
Total non-performing assets and performing restructured loans as a percentage of total assets	0.44%		0.48%

(1) Restructured loans were as follows:
Performing	$50,864	97.7%	$55,823	98.3%
Non-performing (included in non-accrual loans above)	1,187	2.3	994	1.7
	$52,051	100%	$56,817	100%

For the six months ended March 31, 2023, the Company recognized $1,039,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $761,000 for the same period had these loans performed according to their original contract terms. Recognized interest income for the six months ended March 31, 2023 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. In addition to the non-accrual loans reflected in the above table, the Company had $261,613,000 of loans that were less than 90 days delinquent at March 31, 2023 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 1.61% at March 31, 2023.
Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 81.9% of restructured loans as of March 31, 2023. The concession for these loans is

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
typically a payment reduction through a rate reduction of 100 to 200 basis points for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period.

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

Allowance for credit losses - The following table shows the composition of the Company’s allowance for credit losses.

	March 31, 2023		September 30, 2022		Change
Allowance for credit losses:	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$13,038	7.3%	12,013	7.0%	$1,025	8.5%
Commercial real estate	27,803	15.7	25,814	14.9	1,989	7.7
Commercial & industrial	63,301	35.7	57,210	33.1	6,091	10.6
Construction	26,027	14.7	26,161	15.1	(134)	(0.5)
Land - acquisition & development	7,496	4.2	12,278	7.1	(4,782)	(38.9)
Total commercial loans	137,665	77.6	133,476	77.2	4,189	3.1
Consumer loans
Single-family residential	26,916	15.2	25,518	14.8	1,398	5.5
Construction - custom	3,456	1.9	3,410	2.0	46	1.3
Land - consumer lot loans	3,945	2.2	5,047	2.9	(1,102)	(21.8)
HELOC	2,662	1.5	2,482	1.4	180	7.3
Consumer	2,776	1.6	2,875	1.7	(99)	(3.4)
Total consumer loans	39,755	22.4	39,332	22.8	423	1.1
Total allowance for loan losses	177,420	100.0%	172,808	100.0%	4,612	2.7
Reserve for unfunded commitments	28,500		32,500		(4,000)	(12.3)
Total allowance for credit losses	$205,920		$205,308		$612	0.3%

Management believes the allowance for credit losses of $205,920,000, or 1.02% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E and Note I for further details of the allowance for loan losses and reserve for unfunded commitments as of and for the period ended March 31, 2023 and September 30, 2022.

Real estate owned ("REO") - REO increased during the six months ended March 31, 2023 by $2,159,000 to $8,826,000. The increase was due to REO additions resulting from the Company's branch optimization activities partially offset by valuation adjustments on certain properties.

Intangible assets - Intangible assets decreased to $308,524,000 as of March 31, 2023 from $309,009,000 as of September 30, 2022. The decrease was due to normal amortization of finite-lived intangible assets.

Customer accounts - Customer accounts decreased $168,622,000, or 1.1%, to $15,860,948,000 at March 31, 2023 compared with $16,029,570,000 at September 30, 2022. Transaction accounts decreased by $811,184,000 or 6.4% during that period, while time deposits increased $642,562,000 or 19.2%.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

The following table shows the composition of the Bank’s customer accounts by deposit type.

	March 31, 2023			September 30, 2022
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$2,856,165	18.0%	—%	$3,266,734	20.4%	—%
Interest checking	4,125,554	26.0	1.98	3,497,795	21.8	0.90
Savings	943,915	6.0	0.16	1,059,093	6.6	0.13
Money market	3,954,709	24.9	1.22	4,867,905	30.4	0.49
Time deposits	3,980,605	25.1	2.59	3,338,043	20.8	0.74
Total	$15,860,948	100%	1.48%	$16,029,570	100%	0.51%

Borrowings - Total borrowings were $3,800,000,000 as of March 31, 2023, an increase from $2,125,000,000 at September 30, 2022. This increase was driven by loan growth combined with relatively flat deposits. This increase also bolstered the Company's liquidity in the form of increased cash. The weighted average rate for borrowings was 3.69% as of March 31, 2023 and 2.02% at September 30, 2022.

Shareholders' equity - The Company’s shareholders' equity at March 31, 2023 was $2,375,117,000, or 10.64% of total assets. This is an increase of $100,857,000 from September 30, 2022 when net worth was $2,274,260,000, or 10.95% of total assets. The Company’s shareholders' equity was impacted in the six months ended March 31, 2023 by net income of $145,443,000, the payment of $31,828,000 in common stock dividends, payment of $7,313,000 in preferred stock dividends, net treasury stock transactions of $1,836,000, as well as a change in other comprehensive loss of $8,659,000.

RESULTS OF OPERATIONS

Net Income - The Company recorded net income of $65,934,000 for the three months ended March 31, 2023 compared to $49,359,000 for the prior year quarter. The Company recorded net income of $145,443,000 for the six months ended March 31, 2023 compared to $99,640,000 for the prior year same period. The changes are due to the factors described below.

Net Interest Income - For the three months ended March 31, 2023, net interest income was $175,038,000, which is $39,950,000 higher than the same quarter of the prior year. Net interest margin was 3.51% for the quarter ended March 31, 2023 compared to 2.90% for the quarter ended March 31, 2022. The increase in net interest income was mostly due to rising interest rates. The average rate earned on interest-earning assets grew by a 187 basis points to 5.11% while the average rate paid on interest-bearing liabilities increased by 159 basis points to 2.03%. For the six months ended March 31, 2023, net interest income was $357,837,000, which is $88,613,000 higher than the same period of the prior year. Net interest margin was 3.60% for the six months ended March 31, 2023 compared to 2.89% for the prior year same period.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Rate / Volume Analysis:

	Comparison of Three Months Ended 3/31/23 and 3/31/22			Comparison of Six Months Ended 3/31/23 and 3/31/22
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans receivable	$23,161	$60,536	$83,697	$47,385	$101,749	$149,134
Mortgage-backed securities	3,414	2,349	5,763	6,245	5,339	11,584
Investments (1)	(4,318)	19,366	15,048	(9,320)	36,089	26,769
All interest-earning assets	22,257	82,251	104,508	44,310	143,177	187,487
Interest expense:
Customer accounts	(88)	43,985	43,897	(34)	67,116	67,082
Borrowings	9,961	10,700	20,661	15,540	16,252	31,792
All interest-bearing liabilities	9,873	54,685	64,558	15,506	83,368	98,874
Change in net interest income	$12,384	$27,566	$39,950	$28,804	$59,809	$88,613
___________________ ___________________
(1)Includes interest on cash equivalents and dividends on FHLB & FRB stock.

Provision (Release) for Credit Losses - The Company recorded a $3,500,000 provision for credit losses for the three months ended March 31, 2023, compared to a $500,000 release of allowance for credit losses for the three months ended March 31, 2022. The provision in the three months ended March 31, 2023 was primarily due to reserving for growth in loans receivable combined with the changing economic outlook amid concerns around a looming recession and recent macro-economic events. The release for the three months ended March 31, 2022 was primarily due to improvements in the credit quality of certain loan portfolios related to strong real estate markets and collateral conditions partially offset by growth in loans receivable. The Company recorded a $6,000,000 provision for credit losses for the six months ended March 31, 2023, compared with no provision for credit losses for the six months ended March 31, 2022. Charge-offs, net of recoveries, totaled $5,877,000 for the three months ended March 31, 2023, compared to net recoveries of $473,000 during the three months ended March 31, 2022. Charge-offs, net of recoveries, totaled $5,388,000 for the six months ended March 31, 2023, compared to net recoveries of $2,584,000 during the six months ended March 31, 2022.

Other Income - The results for the three months ended March 31, 2023 include total other income of $10,072,000 compared to $15,659,000 for the same period one year ago, a $5,587,000 decrease. The decrease in other income was primarily due to a loss of $4,000,000 that was recorded for certain equity investments in the quarter ended March 31, 2023 compared with a gain of $1,200,000 booked on the same investments in the quarter ended March 31, 2022. Also contributing to the decrease when compared to the same quarter in 2022 is a reduction of $1,800,000 in loan fee income as a result of reduced loan production. Other income was $24,096,000 for the six months ended March 31, 2023, compared with $34,340,000 for the six months ended March 31, 2022. The decrease was largely result of the same equity investments previously described. The loss for the six months ended March 31, 2023 was $2,400,000 compared to a gain of $12,500,000 for the six months ended March 31, 2022.

Other Expense - Total other expense was $96,881,000 for the three months ended March 31, 2023, an increase of $8,464,000 from $88,417,000 for the prior year quarter. Compensation and benefits costs increased by $4,329,000, or 9.2%, over the prior year quarter due to annual merit increases, strategic initiatives and reduced cost capitalization as loan originations have decreased. In addition, the Company realized merger related expenses of $1,200,000 in the three months ended March 31, 2023 as a result of our pending merger with Luther Burbank Corporation. Other expense was $189,159,000 for the six months ended March 31, 2023, compared with $178,030,000 for the six months ended March 31, 2022 and the increase was primarily due to compensation and benefits increasing by $5,974,000 for the same reasons noted above.

Gain (Loss) on Real Estate Owned - Results for the three months ended March 31, 2023 include a net loss on REO of $199,000, compared to a net gain of $129,000 for the prior year quarter. Results for the six months ended March 31, 2023 include a net loss on real estate owned of $311,000, compared to a net gain of $691,000 for the prior year same period. The losses for each respective period in 2023 are due to normal REO maintenance offset by property sales.

Income Tax Expense - Income tax expense totaled $18,596,000 for the three months ended March 31, 2023, compared to $13,600,000 for the prior year quarter. Income tax expense totaled $41,020,000 for the six months ended March 31, 2023, compared to $26,585,000 for the prior year same period. The effective tax rate was 22.00% and 21.06% for the six months

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
ended March 31, 2023 and March 31, 2022, respectively. The Company’s effective tax rate varies from the statutory rate due to state taxes, tax-exempt income, tax-credit investments and miscellaneous non-deductible expenses.

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
•Litigation from shareholders of either Luther Burbank or the Company could attempt to prevent or delay the consummation of the merger and result in additional unanticipated costs.
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

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.

The recent high-profile bank failures involving Silicon Valley Bank and Signature Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly. If other banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, it could cause further disruption to the financial services industry and customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations.

Reflecting concerns about liquidity and the uncertain economic environment, many lenders have reduced funding to borrowers. This tightening of credit has also contributed to a lack of consumer confidence and increased market volatility.

A worsening of any of the foregoing conditions would likely exacerbate the adverse effects of these challenging market conditions on us and others in the banking industry. In particular, we may face the following risks in connection with any such events:

•We expect to face increased regulation of our industry, and compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.
•We may be required to pay future significantly higher Federal Deposit Insurance Corporation premiums if losses further deplete the FDIC deposit insurance fund.
•There may be downward pressure on our stock price.
•We may face increased competition for deposits due to the volatility within the financial services industry and a lack of consumer confidence in regional banks.

If these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds
As previously disclosed on February 17, 2023, pursuant to the Company's Supplemental Executive Retirement Plan ("SERP"), the Company credited an aggregate of 368,966 company stock units to the Company's six executive officers, with each common stock unit having a value equal to one share of the Company's common stock. The Company relied on the exemption under Rule 506(b) of Regulation D for the issuance of the common stock units and for the future issuance of one share of Company common stock for each stock unit upon a participant's separation from service, defined as the termination of the SERP participant's employment with the Company and all affiliates.
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended March 31, 2023.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2023 to January 31, 2023	2,486	$33.60	2,486	3,677,013
February 1, 2023 to February 28, 2023	169	36.15	169	3,676,844
March 1, 2023 to March 31, 2023	584	32.18	584	3,676,260
Total	3,239	$33.48	3,239	3,676,260
 ___________________
(1)The Company's stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 76,956,264 shares were authorized for repurchase. This includes the 10,000,000 additional shares authorized by the Board of Directors on January 26, 2021.

The Company’s ability to pay dividends is subject to bank regulatory requirements, including (but not limited to) the capital adequacy regulations and policies established by the Board of Governors of the Federal Reserve System. The Company’s dividend policy is to review our financial performance, capital adequacy, regulatory compliance and cash resources on a quarterly basis, and, if such review is favorable, to declare and pay a quarterly cash dividend to common shareholders. The Company’s 4.875% Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred”), ranks senior to the Company’s common stock with respect to payment of dividends, and dividends (if declared) accrue and are payable on the Series A Preferred a rate of 4.875% per annum, payable quarterly, in arrears. While the Series A Preferred is outstanding, unless the full dividend for the preceding quarterly period is paid in full, or declared and a sum set aside, no dividend may be declared or paid on the Company’s common stock.

Item 3.                Defaults Upon Senior Securities
Not applicable

Item 4.                Mine Safety Disclosures
Not applicable

Item 5.                Other Information

Not applicable

Item 6.                Exhibits

(a)	Exhibits

	10.1 **	Amendment to WaFd Bank Deferred Compensation Plan
	31.1 *	Section 302 Certification by the Chief Executive Officer
	31.2 *	Section 302 Certification by the Chief Financial Officer
	32 *	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer
	101 *	Financial Statements from the Company’s Form 10-Q for the three months ended March 31, 2023 formatted in iXBRL
	104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith
** Incorporated by reference to exhibit 10.2 from the Registrant's Form 8-K filed with the SEC on February 17, 2023

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON FEDERAL, INC.
(Registrant)

May 4, 2023	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL President & Chief Executive Officer

May 4, 2023	/S/ KELLI J. HOLZ
KELLI J. HOLZ Executive Vice President and Chief Financial Officer

May 4, 2023	/S/ BLAYNE A. SANDEN
BLAYNE A. SANDEN Senior Vice President and Principal Accounting Officer