Form 10-Q
period 2023-06-30
WASHINGTON FEDERAL INC
filed 2023-08-04
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

The registrant had outstanding 64,729,528 shares of common stock as of July 31, 2023.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	June 30, 2023	September 30, 2022
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,139,643	$683,965
Available-for-sale securities, at fair value	2,036,233	2,051,037
Held-to-maturity securities, at amortized cost	434,172	463,299
Loans receivable, net of allowance for loan losses of $178,069 and $172,808	17,384,188	16,113,564
Interest receivable	81,931	63,872
Premises and equipment, net	237,339	243,062
Real estate owned	8,371	6,667
FHLB stock	130,875	95,073
Bank owned life insurance	241,351	237,931
Intangible assets, including goodwill of $303,457 and $303,457	309,069	309,009
Other assets	549,416	504,652
	$22,552,588	$20,772,131
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$11,256,575	$12,691,527
Time deposit accounts	4,863,849	3,338,043
	16,120,424	16,029,570
Borrowings	3,750,000	2,125,000
Advance payments by borrowers for taxes and insurance	33,516	50,051
Federal and state income tax liabilities, net	1,091	3,306
Accrued expenses and other liabilities	253,491	289,944
	20,158,522	18,497,871
Commitments and contingencies (see Note I)
Shareholders’ equity
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 300,000 and 300,000 shares issued; 300,000 and 300,000 shares outstanding	300,000	300,000
Common stock, $1.00 par value, 300,000,000 shares authorized; 136,457,717 and 136,270,886 shares issued; 64,721,190 and 65,330,126 shares outstanding	136,458	136,271
Additional paid-in capital	1,685,587	1,686,975
Accumulated other comprehensive income (loss), net of taxes	47,351	52,481
Treasury stock, at cost; 71,736,527 and 70,940,760 shares	(1,612,494)	(1,590,207)
Retained earnings	1,837,164	1,688,740
	2,394,066	2,274,260
	$22,552,588	$20,772,131

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except share data)		(In thousands, except share data)
INTEREST INCOME
Loans receivable	$232,167	$149,113	$659,070	$426,882
Mortgage-backed securities	10,454	8,618	31,489	18,069
Investment securities and cash equivalents	29,859	9,417	70,686	23,475
	272,480	167,148	761,245	468,426
INTEREST EXPENSE
Customer accounts	70,062	9,284	153,831	25,970
Borrowings	33,718	6,118	80,877	21,486
	103,780	15,402	234,708	47,456
Net interest income	168,700	151,746	526,537	420,970
Provision (release) for credit losses	9,000	1,500	15,000	1,500
Net interest income after provision (release)	159,700	150,246	511,537	419,470
OTHER INCOME
Gain (loss) on sale of investment securities	—	—	—	81
Gain (loss) on hedging derivatives	(926)	—	(900)	—
Loan fee income	1,000	1,618	3,154	6,014
Deposit fee income	6,660	6,613	19,201	19,338
Other income	7,037	9,319	16,412	26,457
	13,771	17,550	37,867	51,890
OTHER EXPENSE
Compensation and benefits	50,456	48,073	150,970	142,613
Occupancy	10,444	10,053	31,464	31,931
FDIC insurance premiums	5,350	2,100	13,025	7,300
Product delivery	5,217	4,667	15,154	14,432
Information technology	11,661	11,831	36,775	34,974
Other expense	11,571	10,679	36,470	34,183
	94,699	87,403	283,858	265,433
Gain (loss) on real estate owned, net	722	448	411	1,139
Income before income taxes	79,494	80,841	265,957	207,066
Income tax expense	17,719	17,546	58,739	44,131
Net income	61,775	63,295	207,218	162,935
Dividends on preferred stock	3,656	3,656	10,969	10,969
Net income available to common shareholders	$58,119	$59,639	$196,249	$151,966
PER SHARE DATA
Basic earnings per common share	$0.89	$0.91	$3.00	$2.33
Diluted earnings per common share	0.89	0.91	3.00	2.32
Dividends paid on common stock per share	0.25	0.24	0.74	0.71
Basic weighted average number of shares outstanding	65,194,880	65,315,481	65,348,709	65,274,488
Diluted weighted average number of shares outstanding	65,212,846	65,395,666	65,442,910	65,397,579

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
	2023	2022
	(In thousands)
Net income	$61,775	$63,295
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $2,350 and $12,379	(7,822)	(41,158)
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $(1) and $0	3	—
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	(7,819)	(41,158)
Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $(3,409) and $(7,318)	11,348	23,907
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	11,348	23,907

Other comprehensive income (loss)	3,529	(17,251)
Comprehensive income	$65,304	$46,044

	Nine Months Ended June 30,
	2023	2022
	(In thousands)
Net income	$207,218	$162,935
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $(1,697) and $26,329	5,649	(87,859)
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $(1) and $(19)	3	62
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	5,652	(87,797)
Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $3,239 and $(21,755)	(10,782)	72,239
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	(10,782)	72,239

Other comprehensive income (loss)	(5,130)	(15,558)
Comprehensive income	$202,088	$147,377

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at April 1, 2023	$300,000	$136,413	$1,683,720	$1,795,042	$43,822	$(1,583,880)	$2,375,117
Net income	—	—	—	61,775	—	—	61,775
Other comprehensive income (loss)	—	—	—	—	3,529	—	3,529
Dividends on common stock ($0.25 per share)	—	—	—	(15,998)	—	—	(15,998)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,655)	—	—	(3,655)
Proceeds from stock-based awards	—	1	15	—	—	—	16
Stock-based compensation expense	—	44	1,852	—	—	—	1,896
Treasury stock acquired	—	—	—	—	—	(28,614)	(28,614)
Balance at June 30, 2023	$300,000	$136,458	$1,685,587	$1,837,164	$47,351	$(1,612,494)	$2,394,066

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at April 1, 2022	$300,000	$136,244	$1,683,578	$1,590,483	$71,478	$(1,590,082)	$2,191,701
Net income	—	—	—	63,295	—	—	63,295
Other comprehensive income (loss)	—	—	—	—	(17,251)	—	(17,251)
Dividends on common stock ($0.24 per share)	—	—	—	(15,559)	—	—	(15,559)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Proceeds from stock-based awards	—	6	182	—	—	—	188
Stock-based compensation expense	—	11	1,459	—	—	—	1,470
Treasury stock acquired	—	—	—	—	—	(77)	(77)
Balance at June 30, 2022	$300,000	$136,261	$1,685,219	$1,634,563	$54,227	$(1,590,159)	$2,220,111

(CONTINUED)

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2022	$300,000	$136,271	$1,686,975	$1,688,740	$52,481	$(1,590,207)	$2,274,260
Net income	—	—	—	207,218	—	—	207,218
Other comprehensive income (loss)	—	—	—	—	(5,130)	—	(5,130)
Dividends on common stock ($0.74 per share)	—	—	—	(47,826)	—	—	(47,826)
Dividends on preferred stock ($24.3750 per share)	—	—	—	(10,968)	—	—	(10,968)
Proceeds from stock-based awards	—	34	1,005	—	—	—	1,039
Stock-based compensation expense	—	153	(2,393)	—	—	8,163	5,923
Treasury stock acquired	—	—	—	—	—	(30,450)	(30,450)
Balance at June 30, 2023	$300,000	$136,458	$1,685,587	$1,837,164	$47,351	$(1,612,494)	$2,394,066

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2021	$300,000	$135,993	$1,678,622	$1,528,611	$69,785	$(1,586,947)	$2,126,064
Net income	—	—	—	162,935	—	—	162,935
Other comprehensive income (loss)	—	—	—	—	(15,558)	—	(15,558)
Dividends on common stock ($0.71 per share)	—	—	—	(46,015)	—	—	(46,015)
Dividends on preferred stock ($24.3750 per share)	—	—	—	(10,968)	—	—	(10,968)
Proceeds from stock-based awards	—	55	1,494	—	—	—	1,549
Stock-based compensation expense	—	213	5,103	—	—	—	5,316
Treasury stock acquired	—	—	—	—	—	(3,212)	(3,212)
Balance at June 30, 2022	$300,000	$136,261	$1,685,219	$1,634,563	$54,227	$(1,590,159)	$2,220,111

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$207,218	$162,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	15,667	47,398
Stock-based compensation expense	5,923	5,316
Provision (release) for credit losses	15,000	1,500
Loss (gain) on sale of investment securities	(3)	(81)
Gain on bank owned life insurance	(821)	—
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(1,033)	(516)
Impairment loss on premises and equipment	6	—
Decrease (increase) in accrued interest receivable	(18,059)	(5,349)
Decrease (increase) in federal and state income tax receivable	—	3,877
Decrease (increase) in cash surrender value of bank owned life insurance	(4,409)	(4,144)
Decrease (increase) in other assets	(50,642)	(60,525)
Increase (decrease) in federal and state income tax liabilities	(674)	8,950
Increase (decrease) in accrued expenses and other liabilities	(37,095)	12,046
Net cash provided by (used in) operating activities	131,078	171,407
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(1,208,282)	(1,186,189)
Loans purchased	(79,965)	(576,697)
FHLB stock purchased	(510,805)	(170,000)
FHLB & FRB stock redeemed	475,003	194,790
Available-for-sale securities purchased	(317,027)	(516,163)
Principal payments and maturities of available-for-sale securities	339,604	384,111
Proceeds from sales of available-for-sale securities	94	4,510
Held-to-maturity securities purchased	—	(195,358)
Principal payments and maturities of held-to-maturity securities	28,895	81,497
Proceeds from sales of real estate owned	2,715	5,280
Proceeds from settlement of bank owned life insurance	1,809	—
Equity securities purchased	(7,500)	—
Net cash received (paid) in business combinations	(785)	—
Proceeds from sales of premises and equipment	947	41
Premises and equipment purchased and REO improvements	(11,217)	(8,712)
Net cash provided by (used in) investing activities	(1,286,514)	(1,982,890)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	90,854	423,508
Proceeds from borrowings	13,575,000	4,250,000
Repayments of borrowings	(11,950,000)	(4,270,000)
Proceeds from stock-based awards	1,039	1,548
Dividends paid on common stock	(47,826)	(46,015)
Dividends paid on preferred stock	(10,968)	(10,969)
Treasury stock purchased	(30,450)	(3,212)
Increase (decrease) in advanced payments by borrowers for taxes and insurance	(16,535)	(16,765)
Net cash provided by (used in) financing activities	1,611,114	328,095
Increase (decrease) in cash and cash equivalents	455,678	(1,483,388)
Cash, cash equivalents and restricted cash at beginning of period	683,965	2,090,809
Cash, cash equivalents and restricted cash at end of period	$1,139,643	$607,421
(CONTINUED)
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2023	2022
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$121	$73
Other personal property acquired through foreclosure	—	422
Non-cash financing activities
Preferred stock dividend payable	3,655	3,656
Cash paid (received) during the period for
Interest	243,465	40,196
Income taxes	47,251	19,257

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

Restricted Cash Balances - The Company is not required to maintain cash reserve balances with the Federal Reserve Bank as of June 30, 2023. As of June 30, 2023 and September 30, 2022, the Company held counterparty cash collateral of $285,600,000 and $284,400,000, respectively, related to derivative contracts.

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
•For other equity investments where neither ASU 2014-01 nor the equity method of accounting is applicable, the Company applies the fair value adjustment method of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). Any adjustments to the fair value of these investments are recorded in Other income in the Consolidated Statements of Operations. Fair value is determined by reference to readily determinable market values if applicable. Equity investments that do not have readily determinable fair values (non-marketable) are generally accounted for at cost minus impairment, if any, plus or minus changes resulting from

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

observable transactions involving the same or similar investments from the same issuer, also referred to as the measurement alternative. Under the NAV expedient for fair value measurement, equity investments in qualified real estate funds can use the net asset value (“NAV”) determined by the fund as fair value for the investment. At June 30, 2023, equity investments held by the Company and recorded at NAV had a carrying amount of $35,088,000 and a remaining unfunded commitment of $8,273,000. These NAV based investments cannot be transferred without consent and we do not have redemption rights. Equity investments measured at NAV are not classified in the fair value hierarchy.

Allowance for Credit Losses (Loans Receivable) - The Company maintains an allowance for credit losses (“ACL”) for the expected credit losses of the loan portfolio as well as unfunded loan commitments. The amount of ACL is based on ongoing, quarterly assessments by management. The current expected credit losses ("CECL") methodology requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures).

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

Portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its ACL. The Company has designated two loan portfolio segments: commercial loans and consumer loans. These loan portfolio segments are further disaggregated into classes, which represent loans of similar type, risk characteristics, and methods for monitoring and assessing credit risk. The commercial loan portfolio segment is disaggregated into five classes: multi-family, commercial real estate, commercial and industrial, construction, and land acquisition and development. The risk of loss for the commercial loan portfolio segment is generally most indicated by the credit risk rating assigned to each borrower. Commercial loan risk ratings are determined by experienced senior credit officers based on specific facts and circumstances and are subject to periodic review by an independent internal team of credit specialists. The consumer loan portfolio segment is disaggregated into five classes: single-family-residential mortgage, custom construction, consumer lot loans, home equity lines of credit, and other consumer. The risk of loss for the consumer loan portfolio segment is generally most indicated by delinquency status and general economic factors. Each commercial and consumer loan portfolio class may also be further segmented based on risk characteristics.

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

The Company also considers qualitative adjustments to the historical loss rate for each loan portfolio class. The qualitative adjustments for each loan class consider the conditions over the period from which historical loss experience was based and are split into two components: 1) asset or class specific risk characteristics or current conditions at the reporting date related to portfolio credit quality, remaining payments, volume and nature, credit culture and management, business environment or other management factors and 2) a reasonable and supportable forecast of future economic conditions and collateral values.

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

Allowance for Credit Losses (Available-for-Sale Debt Securities) - The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision for (or release of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. See Note F "Fair Value Measurements" for more information about AFS debt securities.

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

Off-balance-sheet credit exposures - The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $4,088,046,000 and $4,947,570,000 at June 30, 2023 and September 30, 2022, respectively. The reserve for unfunded commitments is recognized as a liability (included as other liabilities in "Accrued expenses and other liabilities" in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class, adjusted for probability of potential funding. See Note I "Commitments and Contingencies" for more information.

NOTE B – New Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848). The amendments in this ASU provide temporary, optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The ASU primarily includes relief related to contract modifications and hedging relationships, as well as providing a one-time election for the sale or transfer of debt securities classified as held-to-maturity that reference a rate affected by the new guidance. This guidance is effective immediately and the amendments were originally to be applied prospectively through December 31, 2022. However, the FASB issued ASU 2022-06, deferring the sunset date to December 31, 2024. The Company has evaluated the regulatory requirements to cease the use of LIBOR and has put in place systems and capabilities for this purpose. The transition to the Secured Overnight Financing Rate ("SOFR") has been implemented by the Company, but some LIBOR benchmarked transactions have not yet moved to SOFR due to reset dates after July 1, 2023. All activities associated with reference rate reform will be concluded by the end of the fiscal year and within the specified sunset date for the ASU. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

entities disclose current-period gross charge-offs by year of origination for loans and leases. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We do not expect the amendments to have a material effect on our consolidated financial statements.

In December of 2022, the SEC adopted amendments to Rule 10b5-1 and implemented new disclosure requirements in Item 408(a) of Regulation S-K. The requirements include quarterly disclosures on Form 10-Q and annual disclosures on Form 10-K about the adoption, termination and material terms of a Rule 10b5-1 trading plan or other preplanned trading arrangement by an issuer's directors or officers. The new requirements became effective for the first full fiscal period that began on or after April 1, 2023. The Company has currently has no Rule 10b5-1 plans in place but is evaluating the impact of these amendments and will apply as applicable.

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323). The amendments in this ASU expand the population of tax credit investments for which an investor may elect to apply the proportional amortization method ("PAM") and require certain disclosures for tax credit investments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company has utilized PAM for low income housing tax credit investments. We do not expect this ASU to have a material effect on our consolidated financial statements.

In May of 2023, the SEC adopted amendments to modernize the disclosure requirement relating to repurchases of an issuer's equity securities, including requiring issuers to provide daily repurchase activity on a quarterly or semi-annual basis, depending on type of issuer. The amendments will require issuers to disclose daily repurchase activity quarterly or semiannually, indicate if certain directors or officers traded in the relevant securities within four business days before or after the public announcement of an issuer's repurchase plan or program, provide narrative disclosure about the issuer's repurchase programs and practices in its periodic reports, and provide quarterly disclosure in an issuer's periodic reports on Forms 10-K and 10-Q related to an issuer's adoption and termination of 10b5-1 trading arrangements. Issuers are required to comply with these amendments on their Forms 10-Q and 10-K beginning with the first filing that covers the first full fiscal quarter that begins on or after October 1, 2023. The Company is currently evaluating the impact of these amendments and will apply as applicable.

NOTE C – Dividends and Share Repurchases

On June 2, 2023, the Company paid a regular dividend on common stock of $0.25 per share, which represented the 161st consecutive quarterly cash dividend. Dividends per share were $0.25 and $0.24 for the quarters ended June 30, 2023 and 2022, respectively.

For the three months ended June 30, 2023, the Company repurchased 1,116,649 shares at an average price of $25.62. As of June 30, 2023, there are 2,559,611 remaining shares authorized to be repurchased under the current Board approved share repurchase program.

The Company pays a cash dividend, if declared by the Board, of $12.1875 per share on its Series A Preferred Stock quarterly on January 15, April 15, July 15 and October 15. This dividend equals $0.30468750 per depositary share (each dividend, a "Series A Preferred Dividend"). The Company paid the Series A Preferred Dividend on July 15, 2023.

NOTE D – Loans Receivable

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A "Summary of Significant Accounting Policies" above.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table is a summary of loans receivable by loan portfolio segment and class.

	June 30, 2023		September 30, 2022
	(In thousands)		(In thousands)
Commercial loans
Multi-family	$2,889,635	14.5%	$2,645,801	13.7%
Commercial real estate	3,239,387	16.3	3,133,660	16.2
Commercial & industrial	2,496,778	12.5	2,350,984	12.1
Construction	3,578,430	18.0	3,784,388	19.5
Land - acquisition & development	216,185	1.1	291,301	1.5
Total commercial loans	12,420,415	62.3	12,206,134	63.0
Consumer loans
Single-family residential	6,313,561	31.7	5,771,862	29.8
Construction - custom	757,171	3.8	974,652	5.0
Land - consumer lot loans	134,967	0.7	153,240	0.8
HELOC	224,917	1.1	203,528	1.0
Consumer	76,813	0.4	75,543	0.4
Total consumer loans	7,507,429	37.7	7,178,825	37.0
Total gross loans	19,927,844	100%	19,384,959	100%
Less:
Allowance for credit losses on loans	178,069		172,808
Loans in process	2,270,038		3,006,023
Net deferred fees, costs and discounts	95,549		92,564
Total loan contra accounts	2,543,656		3,271,395
Net loans	$17,384,188		$16,113,564

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of June 30, 2023, and September 30, 2022, AIR for loans totaled $73,192,000 and $57,070,000, respectively, and is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.

Loans in the amount of $8,963,870,000 and $8,224,951,000 at June 30, 2023 and September 30, 2022, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") as part of our liquidity management strategy. The FHLB does not have the right to sell or re-pledge these loans.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the amortized cost basis of non-accrual loans and loans 90 days or more past due and accruing.

	June 30, 2023			September 30, 2022
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL (1)	90 days or more past due and accruing	Non-accrual	Non-accrual with no ACL (1)	90 days or more past due and accruing
Commercial loans
Multi-family	$5,951	$—	$—	$5,912	$—	$—
Commercial real estate	1,087	—	—	4,691	—	—
Commercial & industrial	31,686	—	23	5,693	1,308	—
Construction	—	—	—	—	—	—
Land - acquisition & development	—	—	—	—	—	—
Total commercial loans	38,724	—	23	16,296	1,308	—
Consumer loans
Single-family residential	15,510	—	—	17,450	—	—
Construction - custom	87	—	—	435	—	—
Land - consumer lot loans	122	—	—	84	—	—
HELOC	801	—	—	233	—	—
Consumer	32	—	2	36	—	—
Total consumer loans	16,552	—	2	18,238	—	—
Total non-accrual loans	$55,276	$—	$25	$34,534	$1,308	$—
% of total loans	0.31%			0.21%
(1) Amounts in the 'Non-accrual with no ACL' column are a subset of the amounts in the 'Non-accrual' column

The Company recognized interest income on non-accrual loans of approximately $2,079,000 in the nine months ended June 30, 2023. If these loans had been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $1,372,000 for the nine months ended June 30, 2023. Recognized interest income for the nine months ended June 30, 2023 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide details regarding loan delinquencies by loan portfolio and class.

June 30, 2023		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$2,858,433	$2,857,937	$364	$—	$132	$496	0.02%
Commercial real estate	3,218,451	3,218,451	—	—	—	—	—
Commercial & industrial	2,490,740	2,458,189	342	506	31,703	32,551	1.31
Construction	1,759,434	1,759,434	—	—	—	—	—
Land - acquisition & development	161,658	161,658	—	—	—	—	—
Total commercial loans	10,488,716	10,455,669	706	506	31,835	33,047	0.32
Consumer Loans
Single-family residential	6,258,592	6,239,506	4,488	2,423	12,175	19,086	0.30
Construction - custom	376,045	375,334	623	—	88	711	0.19
Land - consumer lot loans	133,994	133,730	23	122	119	264	0.20
HELOC	228,132	226,684	681	24	743	1,448	0.63
Consumer	76,778	76,238	376	—	164	540	0.70
Total consumer loans	7,073,541	7,051,492	6,191	2,569	13,289	22,049	0.31
Total Loans	$17,562,257	$17,507,161	$6,897	$3,075	$45,124	$55,096	0.31%
Delinquency %		99.69%	0.04%	0.02%	0.26%	0.31%

September 30, 2022		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$2,626,479	$2,626,479	$—	$—	$—	$—	—%
Commercial real estate	3,111,112	3,110,056	538	450	68	1,056	0.03
Commercial & industrial	2,343,403	2,336,791	—	919	5,693	6,612	0.28
Construction	1,423,891	1,423,891	—	—		—	—
Land - acquisition & development	223,616	223,616	—	—	—	—	—
Total commercial loans	9,728,501	9,720,833	538	1,369	5,761	7,668	0.08
Consumer Loans
Single-family residential	5,726,979	5,708,996	2,796	1,316	13,871	17,983	0.31
Construction - custom	397,343	396,908	—	—	435	435	0.11
Land - consumer lot loans	151,945	151,746	—	139	60	199	0.13
HELOC	206,033	205,605	155	46	227	428	0.21
Consumer	75,571	75,357	162	17	35	214	0.28
Total consumer loans	6,557,871	6,538,612	3,113	1,518	14,628	19,259	0.29
Total Loans	$16,286,372	$16,259,445	$3,651	$2,887	$20,389	$26,927	0.17%
Delinquency %		99.83%	0.02%	0.02%	0.13%	0.17%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Most TDRs are accruing and performing loans where the borrower has proactively approached the Company about modification due to temporary financial difficulties. Each request for modification is individually evaluated for merit and likelihood of success. The concession granted in a loan modification is typically a payment reduction through a rate reduction of between 100 to 200 basis points for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of June 30, 2023, 98.6% of the Company's $49,307,000 in TDRs were classified as performing. As of June 30, 2023, single-family residential loans comprised 81.3% of TDRs.

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

•Loss – Credits classified loss are considered uncollectible and of such little value that their continuance as a bankable asset is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this asset even though partial recovery may be effected in the future. Losses should be taken in the period in which they are identified as uncollectible. Partial charge-off versus full charge-off may be taken if the collateral offers some identifiable protection.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present by primary credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of June 30, 2023 and September 30, 2022.

June 30, 2023	Term Loans Amortized Cost Basis by Origination Year
	YTD 2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$130,850	$653,216	$778,677	$567,639	$149,644	$419,753	$49,512	$—	$2,749,291
Special Mention	—	90,187	—	—	—	—	—	—	90,187
Substandard	—	5,736	2,319	4,137	—	6,763	—	—	18,955
Total	$130,850	$749,139	$780,996	$571,776	$149,644	$426,516	$49,512	$—	$2,858,433

Commercial real estate
Pass	$175,648	$840,908	$720,872	$458,063	$279,974	$636,672	$2,380	$—	$3,114,517
Special Mention	—	—	—	—	4,089	19,149	—	—	23,238
Substandard	500	5,428	3,810	24,552	27,966	18,141	299	—	80,696
Total	$176,148	$846,336	$724,682	$482,615	$312,029	$673,962	$2,679	$—	$3,218,451

Commercial & industrial
Pass	$147,705	$258,924	$331,317	$121,989	$26,406	$202,496	$1,218,139	$22,699	$2,329,675
Special Mention	—	—	—	—	3,066	—	3,749	—	6,815
Substandard	548	14,210	11,601	3,107	4,112	24,850	95,822	—	154,250
Total	$148,253	$273,134	$342,918	$125,096	$33,584	$227,346	$1,317,710	$22,699	$2,490,740

Construction
Pass	$147,717	$781,322	$609,555	$83,356	$43,964	$375	$65,848	$—	$1,732,137
Special Mention	1,709	3,030	—	—	—	—	—	—	4,739
Substandard	2,608	7,680	12,270	—	—	—	—	—	22,558
Total	$152,034	$792,032	$621,825	$83,356	$43,964	$375	$65,848	$—	$1,759,434

Land - acquisition & development
Pass	$19,196	$70,336	$41,309	$9,117	$354	$18,476	$2,600	$—	$161,388
Substandard	—	270	—	—	—	—	—	—	270
Total	$19,196	$70,606	$41,309	$9,117	$354	$18,476	$2,600	$—	$161,658

Total commercial loans
Pass	$621,116	$2,604,706	$2,481,730	$1,240,164	$500,342	$1,277,772	$1,338,479	$22,699	$10,087,008
Special Mention	1,709	93,217	—	—	7,155	19,149	3,749	—	124,979
Substandard	3,656	33,324	30,000	31,796	32,078	49,754	96,121	—	276,729
Total	$626,481	$2,731,247	$2,511,730	$1,271,960	$539,575	$1,346,675	$1,438,349	$22,699	$10,488,716

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2023	Term Loans Amortized Cost Basis by Origination Year
	YTD 2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$409,516	$1,368,615	$1,738,310	$733,690	$302,013	$1,687,362	$—	$—	$6,239,506
30 days past due	—	—	351	456	—	3,681	—	—	4,488
60 days past due	—	—	—	675	159	1,589	—	—	2,423
90+ days past due	—	198	669	738	686	9,884	—	—	12,175
Total	$409,516	$1,368,813	$1,739,330	$735,559	$302,858	$1,702,516	$—	$—	$6,258,592

Construction - custom
Current	$50,392	$304,173	$16,740	$3,192	$358	$479	$—	$—	$375,334
30 days past due	—	623	—	—	—	—	—	—	623
90+ days past due	—	88	—	—	—	—	—	—	88
Total	$50,392	$304,884	$16,740	$3,192	$358	$479	$—	$—	$376,045

Land - consumer lot loans
Current	$14,991	$45,536	$42,602	$12,522	$4,345	$13,734	$—	$—	$133,730
30 days past due	—	—	—	—	—	23	—	—	23
60 days past due	—	—	—	114	—	8	—	—	122
90+ days past due	—	—	119	—	—	—	—	—	119
Total	$14,991	$45,536	$42,721	$12,636	$4,345	$13,765	$—	$—	$133,994

HELOC
Current	$—	$—	$—	$—	$—	$4,298	$221,068	$1,318	$226,684
30 days past due	—	—	—	—	—	163	518	—	681
60 days past due	—	—	—	—	—	—	24	—	24
90+ days past due	—	—	—	—	—	—	743	—	743
Total	$—	$—	$—	$—	$—	$4,461	$222,353	$1,318	$228,132

Consumer
Current	$3,057	$128	$9,826	$8,008	$16	$24,795	$30,408	$—	$76,238
30 days past due	—	—	—	—	—	366	10	—	376
90+ days past due	—	—	—	—	30	134	—	—	164
Total	$3,057	$128	$9,826	$8,008	$46	$25,295	$30,418	$—	$76,778

Total consumer loans
Current	$477,956	$1,718,452	$1,807,478	$757,412	$306,732	$1,730,668	$251,476	$1,318	$7,051,492
30 days past due	—	623	351	456	—	4,233	528	—	6,191
60 days past due	—	—	—	789	159	1,597	24	—	2,569
90+ days past due	—	286	788	738	716	10,018	743	—	13,289
Total	$477,956	$1,719,361	$1,808,617	$759,395	$307,607	$1,746,516	$252,771	$1,318	$7,073,541

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2022	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$657,144	$778,936	$500,917	$168,568	$157,144	$315,858	$34,102	$—	$2,612,669
Substandard	3,951	—	1,729	—	6,560	1,570	—	—	13,810
Total	$661,095	$778,936	$502,646	$168,568	$163,704	$317,428	$34,102	$—	$2,626,479

Commercial real estate
Pass	$820,490	$679,321	$492,826	$301,033	$218,171	$541,008	$1,391	$—	$3,054,240
Special Mention	—	1,594	—	—	—	—	—	—	1,594
Substandard	259	—	6,074	30,579	4,857	10,923	2,586	—	55,278
Total	$820,749	$680,915	$498,900	$331,612	$223,028	$551,931	$3,977	$—	$3,111,112

Commercial & industrial
Pass	$254,668	$435,630	$145,799	$39,102	$25,709	$197,909	$1,097,696	$255	$2,196,768
Special Mention	2,503	—	—	—	—	—	29,153	—	31,656
Substandard	2,021	12,639	9,803	5,029	1,213	25,519	58,755	—	114,979
Total	$259,192	$448,269	$155,602	$44,131	$26,922	$223,428	$1,185,604	$255	$2,343,403

Construction
Pass	$510,764	$671,611	$142,816	$27,260	$375	$—	$68,808	$—	$1,421,634
Substandard	—	2,257	—	—	—	—	—	—	2,257
Total	$510,764	$673,868	$142,816	$27,260	$375	$—	$68,808	$—	$1,423,891

Land - acquisition & development
Pass	$100,022	$64,539	$16,934	$3,391	$8,175	$27,955	$2,600	$—	$223,616
Total	$100,022	$64,539	$16,934	$3,391	$8,175	$27,955	$2,600	$—	$223,616

Total commercial loans
Pass	$2,343,088	$2,630,037	$1,299,292	$539,354	$409,574	$1,082,730	$1,204,597	$255	$9,508,927
Special Mention	2,503	1,594	—	—	—	—	29,153	—	33,250
Substandard	6,231	14,896	17,606	35,608	12,630	38,012	61,341	—	186,324
Total	$2,351,822	$2,646,527	$1,316,898	$574,962	$422,204	$1,120,742	$1,295,091	$255	$9,728,501

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2022	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$1,131,152	$1,652,242	$771,769	$320,546	$276,093	$1,557,194	$—	$—	$5,708,996
30 days past due	—	—	400	604	—	1,792	—	—	2,796
60 days past due	—	—	—	—	—	1,316	—	—	1,316
90+ days past due	—	—	—	477	—	13,394	—	—	13,871
Total	$1,131,152	$1,652,242	$772,169	$321,627	$276,093	$1,573,696	$—	$—	$5,726,979

Construction - custom
Current	$235,030	$150,434	$9,811	$1,155	$478	$—	$—	$—	$396,908
90+ days past due	—	435	—	—	—	—	—	—	435
Total	$235,030	$150,869	$9,811	$1,155	$478	$—	$—	$—	$397,343

Land - consumer lot loans
Current	$53,396	$60,454	$15,876	$5,399	$3,433	$13,188	$—	$—	$151,746
60 days past due	—	—	139	—	—	—	—	—	139
90+ days past due	—	—	—	—	—	60	—	—	60
Total	$53,396	$60,454	$16,015	$5,399	$3,433	$13,248	$—	$—	$151,945

HELOC
Current	$—	$—	$—	$—	$—	$4,349	$200,267	$989	$205,605
30 days past due	—	—	—	—	—	95	60	—	155
60 days past due	—	—	—	—	—	29	17	—	46
90+ days past due	—	—	—	—	—	—	227	—	227
Total	$—	$—	$—	$—	$—	$4,473	$200,571	$989	$206,033

Consumer
Current	$1,386	$10,156	$8,038	$215	$23,919	$6,449	$25,194	$—	$75,357
30 days past due	—	—	—	2	—	153	7	—	162
60 days past due	—	—	—	—	—	17	—	—	17
90+ days past due	1	—	—	32	—	2	—	—	35
Total	$1,387	$10,156	$8,038	$249	$23,919	$6,621	$25,201	$—	$75,571

Total consumer loans
Current	$1,420,964	$1,873,286	$805,494	$327,315	$303,923	$1,581,180	$225,461	$989	$6,538,612
30 days past due	—	—	400	606	—	2,040	67	—	3,113
60 days past due	—	—	139	—	—	1,362	17	—	1,518
90+ days past due	1	435	—	509	—	13,456	227	—	14,628
Total	$1,420,965	$1,873,721	$806,033	$328,430	$303,923	$1,598,038	$225,772	$989	$6,557,871

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A "Summary of Significant Accounting Policies."

The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Three Months Ended June 30, 2023	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers (1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$13,038	$—	$—	$(62)	$12,976
Commercial real estate	27,803	—	—	329	28,132
Commercial & industrial	63,301	(10,469)	10	9,073	61,915
Construction	26,027	—	—	1,889	27,916
Land - acquisition & development	7,496	—	24	(274)	7,246
Total commercial loans	137,665	(10,469)	34	10,955	138,185
Consumer loans
Single-family residential	26,916	—	18	149	27,083
Construction - custom	3,456	—	—	(235)	3,221
Land - consumer lot loans	3,945	—	9	(184)	3,770
HELOC	2,662	—	—	81	2,743
Consumer	2,776	(74)	131	234	3,067
Total consumer loans	39,755	(74)	158	45	39,884
Total loans	$177,420	$(10,543)	$192	$11,000	$178,069
(1) Provision & transfer amounts within the table do not include the recapture of provision for unfunded commitments of $2.0 million. The total provision recognized for the three months ended June 30, 2023 was $9.0 million.

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
(1) Provision & transfer amounts within the table do not include the provision for unfunded commitments of $2.5 million. The total provision recognized for the three months ended June 30, 2022 was $1.5 million.

Nine Months Ended June 30, 2023	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers (1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$12,013	$—	$—	$963	$12,976
Commercial real estate	25,814	—	5	2,313	28,132
Commercial & industrial	57,210	(16,605)	84	21,226	61,915
Construction	26,161	—	—	1,755	27,916
Land - acquisition & development	12,278	—	54	(5,086)	7,246
Total commercial loans	133,476	(16,605)	143	21,171	138,185
Consumer loans
Single-family residential	25,518	(34)	552	1,047	27,083
Construction - custom	3,410	—	—	(189)	3,221
Land - consumer lot loans	5,047	—	14	(1,291)	3,770
HELOC	2,482	—	1	260	2,743
Consumer	2,875	(258)	448	2	3,067
Total consumer loans	39,332	(292)	1,015	(171)	39,884
Total loans	$172,808	$(16,897)	$1,158	$21,000	$178,069
(1) Provision & transfer amounts within the table do not include the recapture of provision for unfunded commitments of $6.0 million. The total provision for the nine months ended June 30, 2023 was $15.0 million.

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
(1) Provision & transfer amounts within the table do not include the provision for unfunded commitments of $5.0 million. As such there was $1.5 million provision recognized for the nine months ended June 30, 2022.

The Company recorded a $9,000,000 provision for credit losses for the three months ended June 30, 2023, compared to a $1,500,000 release of allowance for credit losses for the three months ended June 30, 2022. The provision in the three months ended June 30, 2023 was primarily due to one charge-off, offset by reduced unfunded commitment balances combined with an uncertain economic outlook amid concerns around a looming recession and recent macro-economic events. The provision for the three months ended June 30, 2022 was primarily due to growth in loans receivable and unfunded commitments partially offset by improvements in the credit quality of certain loan portfolios related to strong real estate markets and collateral conditions. The Company recorded a $15,000,000 provision for credit losses for the nine months ended June 30, 2023, compared with $1,500,000 provision for credit losses for the nine months ended June 30, 2022. Charge-offs, net of recoveries, totaled $10,351,000 for the three months ended June 30, 2023, compared to net recoveries of $595,000 during the three months ended June 30, 2022. Charge-offs, net of recoveries, totaled $15,739,000 for the nine months ended June 30, 2023, compared to net recoveries of $3,179,000 during the nine months ended June 30, 2022. No allowance was recorded as of June 30, 2022 for the $54,185,000 of PPP loans in the portfolio at that date which are included in the commercial & industrial loan category, due to the government guarantee.

Non-performing assets were $67,000,000, or 0.30% of total assets, at June 30, 2023, compared to $44,554,000, or 0.21% of total assets, at September 30, 2022. Non-accrual loans were $55,276,000 at June 30, 2023, compared to $34,534,000 at September 30, 2022. Delinquencies, as a percent of total loans, were 0.31% at June 30, 2023, compared to 0.17% at September 30, 2022.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide the amortized cost of loans receivable based on risk rating categories as previously defined.

June 30, 2023	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$2,749,291	$90,187	$18,955	$—	$—	$2,858,433
Commercial real estate	3,114,517	23,238	80,696	—	—	3,218,451
Commercial & industrial	2,329,675	6,815	154,250	—	—	2,490,740
Construction	1,732,137	4,739	22,558	—	—	1,759,434
Land - acquisition & development	161,388	—	270	—	—	161,658
Total commercial loans	10,087,008	124,979	276,729	—	—	10,488,716
Consumer loans
Single-family residential	6,239,912	—	18,680	—	—	6,258,592
Construction - custom	375,957	—	88	—	—	376,045
Land - consumer lot loans	133,758	—	236	—	—	133,994
HELOC	227,331	—	801	—	—	228,132
Consumer	76,765	—	13	—	—	76,778
Total consumer loans	7,053,723	—	19,818	—	—	7,073,541
Total	$17,140,731	$124,979	$296,547	$—	$—	$17,562,257

Total grade as a % of total loans	97.60%	0.71%	1.69%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2022	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$2,612,669	$—	$13,810	$—	$—	$2,626,479
Commercial real estate	3,054,241	1,594	55,277	—	—	3,111,112
Commercial & industrial	2,196,767	31,656	114,980	—	—	2,343,403
Construction	1,421,634	—	2,257	—	—	1,423,891
Land - acquisition & development	223,616	—	—	—	—	223,616
Total commercial loans	9,508,927	33,250	186,324	—	—	9,728,501
Consumer loans
Single-family residential	5,706,199	—	20,780	—	—	5,726,979
Construction - custom	396,908	—	435	—	—	397,343
Land - consumer lot loans	151,723	—	222	—	—	151,945
HELOC	205,800	—	233	—	—	206,033
Consumer	75,570	—	1	—	—	75,571
Total consumer loans	6,536,200	—	21,671	—	—	6,557,871
Total loans	$16,045,127	$33,250	$207,995	$—	$—	$16,286,372

Total grade as a % of total loans	98.52%	0.20%	1.28%	—%	—%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide information on amortized cost of loans receivable based on borrower payment activity.

June 30, 2023	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$2,852,482	99.8%	$5,951	0.2%
Commercial real estate	3,217,364	100.0	1,087	—
Commercial & industrial	2,459,054	98.7	31,686	1.3
Construction	1,759,434	100.0	—	0.0
Land - acquisition & development	161,658	100.0	—	—
Total commercial loans	10,449,992	99.6	38,724	0.4
Consumer loans
Single-family residential	6,243,082	99.8	15,510	0.2
Construction - custom	375,958	100.0	87	—
Land - consumer lot loans	133,872	99.9	122	0.1
HELOC	227,331	99.6	801	0.4
Consumer	76,746	100.0	32	0.0
Total consumer loans	7,056,989	99.8	16,552	0.2
Total loans	$17,506,981	99.7%	$55,276	0.3%

September 30, 2022	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$2,620,567	99.8%	$5,912	0.2%
Commercial real estate	3,106,421	99.8	4,691	0.2
Commercial & industrial	2,337,710	99.8	5,693	0.2
Construction	1,423,891	100.0	—	—
Land - acquisition & development	223,616	100.0	—	—
Total commercial loans	9,712,205	99.9	16,296	0.1
Consumer loans
Single-family residential	5,709,529	99.7	17,450	0.3
Construction - custom	396,908	99.9	435	0.1
Land - consumer lot loans	151,861	99.9	84	0.1
HELOC	205,800	99.9	233	0.1
Consumer	75,535	100.0	36	0.0
Total consumer loans	6,539,633	99.7	18,238	0.4
Total loans	$16,251,838	99.8%	$34,534	0.2%

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

	June 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$192,559	$—	$192,559
Asset-backed securities	—	611,784	—	611,784
Municipal bonds	—	35,049	—	35,049
Corporate debt securities	—	246,631	—	246,631
Mortgage-backed securities
Agency pass-through certificates	—	950,210	—	950,210
Total available-for-sale securities	—	2,036,233	—	2,036,233
Client swap program hedges	—	64,869	—	64,869
Commercial loan fair value hedges	—	2,341	—	2,341
Mortgage loan fair value hedges	—	40,707	—	40,707
Borrowings cash flow hedges	—	165,924	—	165,924
Total financial assets	$—	$2,310,074	$—	$2,310,074

Financial Liabilities
Client swap program hedges	$—	$65,772	$—	$65,772
Total financial liabilities	$—	$65,772	$—	$65,772

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$39,354	$—	$39,354
Asset-backed securities	—	767,001		767,001
Municipal bonds	—	34,962	—	34,962
Corporate debt securities	—	313,757	—	313,757
Mortgage-backed securities
Agency pass-through certificates	—	895,963	—	895,963
Total available-for-sale securities	—	2,051,037	—	2,051,037
Client swap program hedges	—	67,260	—	67,260
Commercial loan fair value hedges	—	2,517	—	2,517
Mortgage loan fair value hedges	—	36,765	—	36,765
Borrowings cash flow hedges	—	179,945	—	179,945
Total financial assets	$—	$2,337,524	$—	$2,337,524

Financial Liabilities
Client swap program hedges	$—	$67,260	$—	$67,260
Total financial liabilities	$—	$67,260	$—	$67,260

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

When management determines that the fair value of the collateral or the REO requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the collateral dependent loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2023 included loans for which an allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at June 30, 2023 and June 30, 2022, and the total gains (losses) resulting from those fair value adjustments during the respective periods. The estimated fair value measurements are shown gross of estimated selling costs.

	June 30, 2023				Three Months Ended June 30, 2023	Nine Months Ended June 30, 2023
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$34,535	$34,535	$(10,530)	$(16,773)
Real estate owned (2)	—	—	3,672	3,672	(121)	(98)
Balance at end of period	$—	$—	$38,207	$38,207	$(10,651)	$(16,871)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.

	June 30, 2022				Three Months Ended June 30, 2022	Nine Months Ended June 30, 2022
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$4,182	$4,182	$(40)	$(1,025)
Real estate owned (2)	—	—	1,848	1,848	196	(276)
Balance at end of period	$—	$—	$6,030	$6,030	$156	$(1,301)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.
At June 30, 2023, there was $121,000 in foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $2,840,000.
Fair Values of Financial Instruments
FASB ASC 825, Financial Instruments ("ASC 825") requires disclosure of fair value information about financial instruments, whether or not recognized on the statement of financial condition, for which it is practicable to estimate those values. Certain financial instruments and all non-financial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value estimates presented do not reflect the underlying fair value of the Company. Although management is not aware of any factors that would materially affect the estimated fair value amounts presented below, such amounts have not been comprehensively reevaluated for purposes of these financial statements since the dates shown, and therefore, estimates of fair value subsequent to those dates may differ significantly from the amounts presented below.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		June 30, 2023		September 30, 2022
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$1,139,643	$1,139,643	$683,965	$683,965
Available-for-sale securities
U.S. government and agency securities	2	192,559	192,559	39,354	39,354
Asset-backed securities	2	611,784	611,784	767,001	767,001
Municipal bonds	2	35,049	35,049	34,962	34,962
Corporate debt securities	2	246,631	246,631	313,757	313,757
Mortgage-backed securities
Agency pass-through certificates	2	950,210	950,210	895,963	895,963
Total available-for-sale securities		2,036,233	2,036,233	2,051,037	2,051,037
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	434,172	384,312	463,299	406,860
Total held-to-maturity securities		434,172	384,312	463,299	406,860

Loans receivable	3	17,384,188	16,652,719	16,113,564	15,417,635
FHLB stock	2	130,875	130,875	95,073	95,073
Other assets - client swap program hedges	2	64,869	64,869	67,260	67,260
Other assets - commercial fair value loan hedges	2	2,341	2,341	2,517	2,517
Other assets - mortgage loan fair value hedges	2	40,707	40,707	36,765	36,765
Other assets - borrowings cash flow hedges	2	165,924	165,924	179,945	179,945

Financial liabilities
Time deposits	2	4,863,849	4,773,772	3,338,043	3,249,169
Borrowings	2	3,750,000	3,738,757	2,125,000	1,940,813
Other liabilities - client swap program hedges	2	65,772	65,772	67,260	67,260

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
The following tables provide details about the amortized cost and fair value of available-for-sale and held-to-maturity securities.

	June 30, 2023
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$5,251	$—	$(39)	$5,212	5.75%
1 to 5 years	22,107	—	(674)	21,433	4.53
5 to 10 years	89,610	196	—	89,806	5.51
Over 10 years	75,618	526	(36)	76,108	5.62
Asset-backed securities
1 to 5 years	19,368	—	(911)	18,457	5.78
5 to 10 years	42,069	7	(206)	41,870	5.88
Over 10 years	562,179	469	(11,191)	551,457	6.10
Corporate debt securities due
1 to 5 years	151,772	1,105	(1,882)	150,995	4.86
5 to 10 years	113,519	—	(17,883)	95,636	3.87
Municipal bonds due
5 to 10 years	5,728	—	(218)	5,510	3.00
Over 10 years	29,842	10	(313)	29,539	5.85
Mortgage-backed securities
Agency pass-through certificates	1,023,520	55	(73,365)	950,210	3.30
	2,140,583	2,368	(106,718)	2,036,233	4.48
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	434,172	16	(49,876)	384,312	2.88
	434,172	16	(49,876)	384,312	2.88
	$2,574,755	$2,384	$(156,594)	$2,420,545	4.21%

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

For AFS investment securities, there were purchases of $317,027,000 during the nine months ended June 30, 2023 and purchases of $516,163,000 during the nine months ended June 30, 2022. There were sales of $94,000 of AFS investment securities during the nine months ended June 30, 2023 and $4,510,000 in sales during the prior year same period. For HTM investment securities, there were no purchases during the nine months ended June 30, 2023 and purchases of $195,358,000 during the nine months ended June 30, 2022. There were no sales of held-to-maturity investment securities during the nine months ended June 30, 2023 or June 30, 2022. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 10 years.

The Company elected to exclude AIR from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS securities, AIR totaled $7,701,000 and $5,694,000 as of June 30, 2023 and September 30, 2022, respectively. For HTM debt securities, AIR totaled $1,038,000 and $1,108,000 as of June 30, 2023 and September 30, 2022, respectively. AIR for securities is included in the "Interest receivable" line item balance on the Company’s consolidated statements of financial condition.
The following tables show the gross unrealized losses and fair value of securities as of June 30, 2023 and September 30, 2022, by length of time that individual securities in each category have been in a continuous loss position. There were 225 and 223 securities with an unrealized loss as of June 30, 2023 and September 30, 2022, respectively. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not expect it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to have any credit impairment.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2023	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$—	$—	$(19,764)	$151,438	$(19,764)	$151,438
Municipal bonds	—	—	(531)	15,038	(531)	15,038
U.S. government and agency securities	(36)	14,964	(712)	26,645	(748)	41,609
Asset-backed securities	(2,406)	79,893	(9,903)	515,348	(12,309)	595,241
Mortgage-backed securities	(4,663)	205,284	(68,702)	695,528	(73,365)	900,812
	(7,105)	300,141	(99,612)	1,403,997	(106,717)	1,704,138
Held-to-maturity securities
Mortgage-backed securities	(3)	713	(49,874)	382,499	(49,877)	383,212
	$(7,108)	$300,854	$(149,486)	$1,786,496	$(156,594)	$2,087,350

September 30, 2022	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(27,072)	$288,753	$—	$—	$(27,072)	$288,753
Municipal bonds due	(1,061)	14,561	—	—	(1,061)	14,561
U.S. government and agency securities	(1,049)	39,354	—	—	(1,049)	39,354
Asset-backed securities	(6,374)	601,248	(1,383)	50,070	(7,757)	651,318
Mortgage-backed securities	(63,738)	833,683	(12,331)	53,533	(76,069)	887,216
	(99,294)	1,777,599	(13,714)	103,603	(113,008)	1,881,202
Held-to-maturity securities
Mortgage-backed securities	(56,461)	405,166	—	—	(56,461)	405,166
	$(155,755)	$2,182,765	$(13,714)	$103,603	$(169,469)	$2,286,368

Substantially all of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2023 or September 30, 2022.

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment as of June 30, 2023 or September 30, 2022 based on the fact that (1) changes in fair value were primarily as a result of changes in interest rates, (2) the Company does not intend to sell the investment securities that were in an unrealized loss position, (3) it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity, and (4) available-for-sale debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Corporate debt securities and municipal bonds are considered to have an issuer of high credit quality and the decline in fair value is due to changes in interest rates and other market conditions. The issuer continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at June 30, 2023 and September 30, 2022.

June 30, 2023	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$819,094	$64,869	Other liabilities	$819,094	$65,772
Commercial loan fair value hedges	Other assets	39,661	2,341	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	670,000	40,707	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	1,000,000	165,924	Other liabilities	—	—
		$2,528,755	$273,841		$819,094	$65,772

September 30, 2022	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$588,676	$67,260	Other liabilities	$588,676	$67,260
Commercial loan fair value hedges	Other assets	42,209	2,517	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	470,000	36,765	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	1,000,000	179,945	Other liabilities	—	—
		$2,100,885	$286,487		$588,676	$67,260

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

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following tables present the impact of fair value hedge accounting on the carrying value of the hedged items at June 30, 2023 and September 30, 2022.

(In thousands)	June 30, 2023
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$1,859,032	$(42,457)
	$1,859,032	$(42,457)

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At June 30, 2023, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $1,821,860,000, the cumulative basis adjustment associated with the hedging relationships was $(40,021,000), and the amount of the designated hedged items was $670,000,000.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At June 30, 2023, the amortized cost basis of the hedged commercial loans was $37,172,000 and the cumulative basis adjustment associated with the hedging relationships was $(2,436,000).

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

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. As of June 30, 2023, the maturities for hedges of adjustable rate borrowings ranged from one year to seven years, with the weighted average being 5.8 years.

The following tables present the impact of derivative instruments (cash flow hedges on borrowings) on AOCI for the periods presented.

(In thousands)	Three Months Ended June 30,
Amounts of gain/(loss) recognized in AOCI	2023	2022
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$14,757	$31,225
Total pre-tax gain/(loss) recognized in AOCI	$14,757	$31,225

(In thousands)	Nine Months Ended June 30,
Amounts of gain/(loss) recognized in AOCI	2023	2022
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$(14,021)	$93,994
Total pre-tax gain/(loss) recognized in AOCI	$(14,021)	$93,994

The following tables present the gain (loss) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the periods presented.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$232,167	$(33,718)	$149,113	$(6,118)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$4,348		$(394)
Recognized on derivatives	13,223		8,325
Recognized on hedged items	(13,195)		(8,564)
Net income/(expense) recognized on fair value hedges	$4,376		$(633)

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$10,639		$21
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		—
Net income/(expense) recognized on cash flow hedges		$10,639		$21

	Nine Months Ended June 30, 2023		Nine Months Ended June 30, 2022
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$659,070	$(80,877)	$426,882	$(21,486)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$11,753		$(2,964)
Recognized on derivatives	3,766		31,386
Recognized on hedged items	(3,367)		(31,625)
Net income/(expense) recognized on fair value hedges	$12,152		$(3,203)

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$27,370		$3,757
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		—
Net income/(expense) recognized on cash flow hedges		$27,370		$3,757

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815,

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

with changes in fair value recorded in earnings. For the nine months ended June 30, 2023 the net impact to the statement of operations was a decrease in other income of $900,000. There was no net impact to the statement of operations for the nine months ended June 30, 2022.

The following tables present the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Three Months Ended June 30,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2023	2022
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$12,612	$15,865
Receive fixed/pay floating swap	Other noninterest income	(13,538)	(15,865)
		$(926)	$—

(In thousands)		Nine Months Ended June 30,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2023	2022
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(2,409)	$54,202
Receive fixed/pay floating swap	Other noninterest income	1,509	(54,202)
		$(900)	$—

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE H – Revenue from Contracts with Customers

Since net interest income on financial assets and liabilities is outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), a significant majority of our revenues are not subject to that guidance.

Revenue streams that are within the scope of ASC 606 are presented within non-interest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the new guidance are cancellable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. In scope revenue streams represented approximately 4.0% of our total revenues for the nine months ended June 30, 2023, compared to 5.9% for the nine months ended June 30, 2022. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of non-interest income within the scope of the guidance include the following:

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
Financial Instruments with Off-Balance Sheet Risk - The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $4,088,046,000 and $4,947,570,000 at June 30, 2023 and September 30, 2022, respectively. The reserve was $26,500,000 as of June 30, 2023, which is a decrease from $32,500,000 at September 30, 2022. See Note A "Summary of Significant Accounting Policies" for details regarding the reserve methodology.

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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the Risk Factors included in Part II. Item 1A below and the risks and uncertainties discussed elsewhere in this report, and including the Risk Factors included in the Company’s 2022 Form 10-K for the year ended September 30, 2022, and in any of the Company's other subsequent Securities and Exchange Commission ("SEC") filings, which could cause the Company's future results to differ materially from the plans, objectives, goals, estimates, intentions and expectations expressed in forward-looking statements:

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
•risks related to operational, technological, and third-party provided technology infrastructure;
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
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
•eroding confidence in the banking system and regional banks in particular;
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
GENERAL & BUSINESS DESCRIPTION

Washington Federal Bank, a federally-insured Washington state chartered bank dba WaFd Bank (the “Bank” or “WaFd Bank”), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. Washington Federal, Inc., a Washington corporation was formed as the Bank’s holding company in November, 1994. As used throughout this document, the terms “Washington Federal,” the “Company” or “we” or “us” and “our” refer to Washington Federal, Inc. and its consolidated subsidiaries, and the term “Bank” refers to the operating subsidiary, Washington Federal Bank. The Company is headquartered in Seattle, Washington.

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

RECENT INDUSTRY DEVELOPMENTS

During the first calendar quarter of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures, primarily due to liquidity concerns. This resulted in industry-wide uncertainty and concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. The Company took a number of preemptive actions which included proactive outreach to clients and actions to maximize funding sources in response to these recent developments. These actions included increasing the target cash balance range, enhancing deposit flow and concentration monitoring, and utilizing the Federal Reserve's Bank Term Funding Program as an additional source of liquidity.

Despite these negative industry developments, the Company's liquidity position and balance sheet remain strong and the Company did not experience negative impacts to its financial condition outside of those observed generally across the industry, such as increasing funding costs. The Company experienced net deposit inflows for the quarter ending June 30, 2023 with total deposits increasing by 1.6%. Our deposit base is highly diversified with little industry or customer concentration and 75% of total deposits are FDIC insured or collateralized as of June 30, 2023. Furthermore, the Company remains well capitalized. The Company's capital at June 30, 2023 remains at high levels with common equity tier 1 capital ("CET1") and total risk-based capital ratios of 10.25% and 13.23%, respectively, for the Company and 11.41% and 12.62% for the Bank, respectively, which exceed the regulatory minimum well-capitalized guidelines of 6.50% and 10.00%.

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

ASSET QUALITY & ALLOWANCE FOR CREDIT LOSSES

See Notes A, D and E to the Consolidated Financial Statements in "Item 1. Financial Statements" above. Also, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on November 18, 2022.

INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps to reduce its interest rate risk profile, including growing shorter-term loans and transaction deposit accounts. The mix of transaction and savings accounts is 70% of total deposits as of June 30, 2023. Although the transaction accounts are greater than time deposits, 83% of total customer deposits are interest-bearing as the current rate environment has resulted in increased consumer demand for

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
higher yielding deposit options. The composition of the investment securities portfolio is 40% variable and 60% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $434,172,000 of mortgage-backed securities that it has designated as HTM and are carried at amortized cost. As of June 30, 2023, the net unrealized loss on these securities was $49,860,000. The Company has $2,036,233,000 of available-for-sale securities that are carried at fair value. As of June 30, 2023, the net unrealized loss on these securities was $104,350,000. The Company has executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized gain on these interest rate swaps as of June 30, 2023 was $165,924,000. All of the above are pre-tax net unrealized gains or losses.

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

As of June 30, 2023, in the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would increase by 3.0% in the next year. This compares to an estimated increase of 1.9% as of the September 30, 2022 analysis. The change is primarily due to a shift in the yield curve as well as shifts in the mix of fixed versus adjustable rate assets and liabilities. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long-term rates over two years would result in a net interest income increase of 1.1% in the first year and increase of 1.4% in the second year assuming a constant balance sheet and no management intervention. Alternatively, in the event of an immediate and parallel decrease of 100 basis points in both short and long-term interest rates estimates that net interest income would increase by 3.54%.

NPV Sensitivity - NPV is an estimate of the market value of shareholders' equity. NPV is calculated as the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of NPV to changes in interest rates provides a view of interest rate risk as it incorporates all future expected cash flows. As of June 30, 2023, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decrease by $643,101,000 or 24.2% and the NPV to total assets ratio to decline to 9.9% from a base of 12.3%. As of September 30, 2022, the NPV in the event of a 200 basis point increase in rates was estimated to decrease by $617,000,000 or 20.9% and the NPV to total assets ratio to decline to 12.6% from a base of 14.9%. The change in NPV sensitivity is due primarily to changes in interest rates and the related impact on asset prices and sensitivity to expected prepayment speeds on fixed rate loans and mortgage-backed securities, as well as changes in the mix of fixed versus adjustable rate assets and liabilities as of June 30, 2023. Prepayment speeds for single family mortgages are low at June 30, 2023 with the Bank's conditional payment rate ("CPR") for this loan portfolio segment at 7.9%, down from 13.1% the year before.

As of June 30, 2023, the event of an immediate and parallel decrease of 100 basis points in interest rates is estimated to increase NPV by $294,907,000, or 11.08%, and the NPV to total assets ratio to grow to 13.31% from a base of 12.3%.
Interest Rates - The Company measures the difference between the rate on total interest-earning assets and the rate on interest-bearing liabilities at the end of each period. This period-end interest rate spread was 2.72% at June 30, 2023 and 3.36% at September 30, 2022. As of June 30, 2023, the weighted average period-end rate on interest-earning assets increased by 90 basis points to 4.94% compared to 4.04% at September 30, 2022, while the weighted average period-end rate on interest-bearing liabilities increased by 154 basis points to 2.22% from 0.68%. The period-end interest rate spread decreased to 2.72% at June 30, 2023 from 3.07% at June 30, 2022.

Net Interest Margin - Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin was 3.27% for the quarter ended June 30, 2023 compared to 3.22% for the quarter ended June 30, 2022. The yield on interest-earning assets increased 174 basis points to 5.29% and the cost of interest-bearing liabilities increased 209 basis points to 2.51% over that same period. The higher yield on interest-earning assets was primarily due to the impact of

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
rising rates on adjustable rate assets and cash. The higher rate in interest-bearing liabilities resulted primarily from customer deposits repricing and a higher rate on FHLB borrowings.
The following table sets forth the information explaining the changes in the net interest margin for the period indicated compared to the same period one year ago.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$17,307,298	$232,167	5.38%	$15,350,905	$149,113	3.90%
Mortgage-backed securities	1,349,264	10,454	3.11	1,416,212	8,618	2.44
Cash & Investments	1,879,893	27,249	5.81	2,056,387	8,281	1.62
FHLB & FRB stock	131,191	2,610	7.98	78,305	1,136	5.82
Total interest-earning assets	20,667,646	272,480	5.29%	18,901,809	167,148	3.55%
Other assets	1,445,635			1,383,146
Total assets	$22,113,281			$20,284,955

Liabilities and Equity
Interest-bearing customer accounts	$13,019,355	$70,062	2.16%	$12,852,849	$9,284	0.29%
Borrowings	3,595,879	33,718	3.76	1,705,824	6,118	1.44
Total interest-bearing liabilities	16,615,234	103,780	2.51%	14,558,673	15,402	0.42%
Noninterest-bearing customer accounts	2,826,238			3,278,346
Other liabilities	275,522			238,842
Total liabilities	19,716,994			18,075,861
Shareholders' equity	2,396,287			2,209,094
Total liabilities and equity	$22,113,281			$20,284,955
Net interest income/interest rate spread		$168,700	2.78%		$151,746	3.12%
Net interest margin (NIM)			3.27%			3.22%

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

	Nine Months Ended June 30, 2023			Nine Months Ended June 30, 2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$16,992,994	$659,070	5.19%	$14,837,421	$426,882	3.85%
Mortgage-backed securities	1,357,857	31,489	3.10	1,064,725	18,069	2.27
Cash & Investments	1,709,469	64,522	5.05	2,783,617	19,821	0.95
FHLB & FRB stock	129,445	6,164	6.37	90,107	3,654	5.42
Total interest-earning assets	20,189,765	761,245	5.04%	18,775,870	468,426	3.34%
Other assets	1,479,537			1,313,366
Total assets	$21,669,302			$20,089,236

Liabilities and Equity
Interest-bearing customer accounts	$12,792,107	$153,831	1.61%	$12,754,118	$25,970	0.27%
Borrowings	3,189,011	80,877	3.39	1,715,275	21,486	1.67
Total interest-bearing liabilities	15,981,118	234,708	1.96%	14,469,393	47,456	0.44%
Noninterest-bearing customer accounts	3,040,183			3,221,504
Other liabilities	290,204			225,736
Total liabilities	19,311,505			17,916,633
Shareholders' equity	2,357,797			2,172,603
Total liabilities and equity	$21,669,302			$20,089,236
Net interest income/interest rate spread		$526,537	3.08%		$420,970	2.90%
Net interest margin (NIM)			3.49%			3.00%

As of June 30, 2023, total assets had increased by $1,780,457,000 to $22,552,588,000 from $20,772,131,000 at September 30, 2022. During the nine months ended June 30, 2023, loans receivable increased $1,270,624,000 while cash and cash equivalents increased by $455,678,000 and investment securities decreased by $43,931,000. Growth in loans receivable was primarily funded by the increase in borrowings during the period.

LIQUIDITY AND CAPITAL RESOURCES
The principal sources of funds for the Company's activities are loan repayments (including prepayments), net deposit inflows, sales and repayments of investments and borrowings and retained earnings, if applicable. The Company's principal sources of revenue are interest on loans and interest and dividends on investments. Additionally, the Company earns fee income for loan, deposit, insurance and other services. The Bank maintains a strong liquidity position with a significant cash balance and high-quality securities portfolio. The Company has the intent and ability to hold those AFS investments in a loss position. However, any decision to sell our AFS securities would be based on various factors, which could include liquidity needs. Quarterly liquidity testing shows that these balances combined with ample borrowing capacity provide a strong position even in the most extreme scenarios.
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
The Bank has entered into borrowing agreements with the FHLB to borrow funds under a short-term floating rate cash management advance program and fixed-rate term loan agreements. All borrowings are secured by stock of the FHLB, deposits with the FHLB, and a blanket pledge of qualifying loans receivable as provided in the agreements with the FHLB. In addition, the Bank has also elected to utilize the Federal Reserve's Bank Term Funding program (the "BTFP") to leverage its highly favorable terms to fortify the Bank's liquidity position. These borrowings are repayable at any time without penalty and are the lowest cost funding source available. Borrowings totaled $3,750,000,000 as of June 30, 2023, an increase from $2,125,000,000 at September 30, 2022. Total borrowings at June 30, 2023 are made up of $3,000,000,000 in FHLB Advances and $750,000,000 borrowed from the BTFP.
Customer deposit account balances have increased $90,854,000, or 0.6%, to $16,120,424,000 at June 30, 2023 compared with $16,029,570,000 at September 30, 2022.
The Company's cash and cash equivalents totaled $1,139,643,000 at June 30, 2023, an increase from $683,965,000 at September 30, 2022. These amounts include the Bank's operating cash.
The Company’s shareholders' equity at June 30, 2023 was $2,394,066,000, or 10.62% of total assets. This is an increase of $119,806,000 from September 30, 2022 when shareholders' equity was $2,274,260,000, or 10.95% of total assets. The Company’s shareholders' equity was impacted in the nine months ended June 30, 2023 by net income of $207,218,000, the payment of $47,826,000 in common stock dividends, payment of $10,968,000 in preferred stock dividends, net treasury stock transactions of $30,450,000, as well as an other comprehensive loss of $5,130,000. The ratio of tangible capital to tangible assets at June 30, 2023 was 9.37%. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

June 30, 2023
Common Equity Tier I risk-based capital ratio:
The Company	$1,737,915	10.25%	4.50%	NA
The Bank	1,934,080	11.41%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	2,037,915	12.02%	6.00%	NA
The Bank	1,934,080	11.41%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,242,484	13.23%	8.00%	NA
The Bank	2,138,649	12.62%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	2,037,915	9.31%	4.00%	NA
The Bank	1,934,080	8.84%	4.00%	5.00%

September 30, 2022
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,613,075	9.86%	4.50%	NA
The Bank	1,781,932	10.89%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	1,913,075	11.69%	6.00%	NA
The Bank	1,781,932	10.89%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,117,574	12.94%	8.00%	NA
The Bank	1,986,434	12.14%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	1,913,075	9.51%	4.00%	NA
The Bank	1,781,932	8.86%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents - Cash and cash equivalents were $1,139,643,000 at June 30, 2023, an increase of $455,678,000, or 66.6%, since September 30, 2022. The change is primarily the result of increased borrowings to provide greater balance sheet liquidity offset by the funding of construction loan advances.

Available-for-sale and held-to-maturity investment securities - AFS securities decreased $14,804,000, or 0.7%, during the nine months ended June 30, 2023, mostly due to principal payments and maturities of $339,604,000 which were offset by purchases of $317,027,000 and an unrealized gain of $7,346,000. During the same period, the balance of HTM securities decreased by $29,127,000 due primarily to principal pay-downs and maturities of $28,895,000. As of June 30, 2023, the Company had a net unrealized loss on AFS securities of $104,350,000, which is included on a net of tax basis in accumulated other comprehensive income (loss). Because the Company does not intend to sell these securities and does not consider it more likely than not that it

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to have any credit impairment.

The majority of the Company’s HTM and AFS debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The Company did not record an allowance for credit losses for HTM securities as of June 30, 2023 or September 30, 2022 as the investment portfolio consists primarily of U.S. government agency mortgage-backed securities that management deems to have immaterial risk of loss. The impact going forward will depend on the composition, characteristics, and credit quality of the loan and securities portfolios as well as the economic conditions at future reporting periods. The Company does not believe that any of its available-for-sale debt securities had credit loss impairment as of June 30, 2023 or September 30, 2022, therefore, no allowance was recorded.

Loans receivable - Loans receivable, net of related contra accounts, increased by $1,270,624,000 to $17,384,188,000 at June 30, 2023, compared to $16,113,564,000 at September 30, 2022. The increase was primarily the net result of originations of $3,953,363,000, purchases of single-family residential mortgages of $79,965,000, partially offset by loan principal repayments of $3,445,990,000 as well as a $735,985,000 decrease in loans in process as a result of funding draws on construction loans. Commercial loan originations accounted for 77% of total originations and consumer loan originations were 23% during the period. The mix of loan originations is consistent with management's strategy during low rate environments to produce more multifamily, commercial real estate, construction and commercial and industrial loans that generally have adjustable interest rates or a shorter duration.
The following table shows the loan portfolio by category and the change.

	June 30, 2023		September 30, 2022		Change
	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$2,889,635	14.5%	$2,645,801	13.7%	$243,834	9.2%
Commercial real estate	3,239,387	16.3	3,133,660	16.2	105,727	3.4
Commercial & industrial	2,496,778	12.5	2,350,984	12.1	145,794	6.2
Construction	3,578,430	18.0	3,784,388	19.5	(205,958)	(5.4)
Land - acquisition & development	216,185	1.1	291,301	1.5	(75,116)	(25.8)
Total commercial loans	12,420,415	62.3	12,206,134	63.0	214,281	1.8
Consumer loans
Single-family residential	6,313,561	31.7	5,771,862	29.8	541,699	9.4
Construction - custom	757,171	3.8	974,652	5.0	(217,481)	(22.3)
Land - consumer lot loans	134,967	0.7	153,240	0.8	(18,273)	(11.9)
HELOC	224,917	1.1	203,528	1.0	21,389	10.5
Consumer	76,813	0.4	75,543	0.4	1,270	1.7
Total consumer loans	7,507,429	37.7	7,178,825	37.0	328,604	4.6
Total gross loans	19,927,844	100%	19,384,959	100%	542,885	2.8
Less:
Allowance for credit losses on loans	178,069		172,808		5,261	3.0
Loans in process	2,270,038		3,006,023		(735,985)	(24.5)
Net deferred fees, costs and discounts	95,549		92,564		2,985	3.2
Total loan contra accounts	2,543,656		3,271,395		(727,739)	(22.2)
Net loans	$17,384,188		$16,113,564		$1,270,624	7.9%

Non-performing assets - Non-performing assets increased $22,446,000 during the nine months ended June 30, 2023 to $67,000,000 from $44,554,000 at September 30, 2022. The increase is primarily due to the deterioration of one commercial loan combined with a $1,704,000 increase in REO. Non-performing assets as a percentage of total assets was 0.30% at June 30, 2023 compared to 0.21% at September 30, 2022.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
The following table sets forth information regarding troubled debt restructured loans and non-performing assets.

	June 30, 2023		September 30, 2022
	($ in thousands)
Troubled debt restructured loans:
Multi - family	$5,818	11.8%	$6,044	10.6%
Commercial real estate	2,082	4.2	2,166	3.8
Commercial & industrial	—	—	1	—
Single-family residential	40,104	81.3	46,902	82.4
Land - consumer lot loans	1,223	2.5	1,590	2.8
HELOC	57	0.1	83	0.1
Consumer	23	0.1	31	0.1
Total restructured loans (1)	$49,307	100%	$56,817	100%
Non-accrual loans:
Multi - family	$5,951	10.8%	$5,912	17.1%
Commercial real estate	1,087	2.0	4,691	13.6
Commercial & industrial	31,686	57.3	5,693	16.5
Construction	—	—	—	0.1
Single-family residential	15,510	28.0	17,450	50.5
Construction - custom	87	0.2	435	1.3
Land - consumer lot loans	122	0.2	84	0.2
HELOC	801	1.4	233	0.7
Consumer	32	0.1	36	0.1
Total non-accrual loans	55,276	100%	34,534	100%
Real estate owned	8,371		6,667
Other property owned	3,353		3,353
Total non-performing assets	$67,000		$44,554
Total non-performing assets and performing restructured loans as a percentage of total assets	0.51%		0.48%

(1) Restructured loans were as follows:
Performing	$48,606	98.6%	$55,823	98.3%
Non-performing (included in non-accrual loans above)	701	1.4	994	1.7
	$49,307	100%	$56,817	100%

For the nine months ended June 30, 2023, the Company recognized $2,079,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $1,372,000 for the same period had these loans performed according to their original contract terms. Recognized interest income for the nine months ended June 30, 2023 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. In addition to the non-accrual loans reflected in the above table, the Company had $241,166,000 of loans that were less than 90 days delinquent at June 30, 2023 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs and performing restructured loans as a percent of total assets would have increased to 1.58% at June 30, 2023.
Restructured single-family residential loans are reserved for under the Company’s general reserve methodology. If any individual loan is significant in balance, the Company may establish a specific reserve as warranted.

Most restructured loans are accruing and performing loans where the borrower has proactively approached the Bank about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Single-family residential loans comprised 81.3% of restructured loans as of June 30, 2023. The concession for these loans is

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
typically a payment reduction through a rate reduction of 100 to 200 basis points for a specific term, usually six to twenty-four months. Interest-only payments may also be approved during the modification period.

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

Allowance for credit losses - The following table shows the composition of the Company’s allowance for credit losses.

	June 30, 2023		September 30, 2022		Change
Allowance for credit losses:	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$12,976	7.3%	12,013	7.0%	$963	8.0%
Commercial real estate	28,132	15.8	25,814	14.9	2,318	9.0
Commercial & industrial	61,915	34.8	57,210	33.1	4,705	8.2
Construction	27,916	15.7	26,161	15.1	1,755	6.7
Land - acquisition & development	7,246	4.1	12,278	7.1	(5,032)	(41.0)
Total commercial loans	138,185	77.6	133,476	77.2	4,709	3.5
Consumer loans
Single-family residential	27,083	15.2	25,518	14.8	1,565	6.1
Construction - custom	3,221	1.8	3,410	2.0	(189)	(5.5)
Land - consumer lot loans	3,770	2.1	5,047	2.9	(1,277)	(25.3)
HELOC	2,743	1.5	2,482	1.4	261	10.5
Consumer	3,067	1.7	2,875	1.7	192	6.7
Total consumer loans	39,884	22.4	39,332	22.8	552	1.4
Total allowance for loan losses	178,069	100.0%	172,808	100.0%	5,261	3.0
Reserve for unfunded commitments	26,500		31,500		(5,000)	(15.9)
Total allowance for credit losses	$204,569		$204,308		$261	0.1%

Management believes the allowance for credit losses of $204,569,000, or 1.03% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E and Note I for further details of the allowance for loan losses and reserve for unfunded commitments as of and for the period ended June 30, 2023 and September 30, 2022.

Real estate owned ("REO") - REO increased during the nine months ended June 30, 2023 by $1,704,000 to $8,371,000. The increase was due to REO additions resulting from the Company's branch optimization activities partially offset by valuation adjustments on certain properties.

Intangible assets - Intangible assets increased to $309,069,000 as of June 30, 2023 from $309,009,000 as of September 30, 2022.

Customer accounts - Customer accounts increased $90,854,000, or 0.6%, to $16,120,424,000 at June 30, 2023 compared with $16,029,570,000 at September 30, 2022. Transaction accounts decreased by $1,434,952,000 or 11.3% during that period, while time deposits increased $1,525,806,000 or 45.7%. This increase is the result of increased demand for higher yielding deposits as a result of rising interest rates.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

The following table shows the composition of the Bank’s customer accounts by deposit type.

	June 30, 2023			September 30, 2022
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$2,729,888	16.9%	—%	$3,266,734	20.4%	—%
Interest checking	4,124,463	25.6	2.04	3,497,795	21.8	0.90
Savings	874,256	5.4	0.20	1,059,093	6.6	0.13
Money market	3,527,968	21.9	1.35	4,867,905	30.4	0.49
Time deposits	4,863,849	30.2	3.31	3,338,043	20.8	0.74
Total	$16,120,424	100%	1.83%	$16,029,570	100%	0.51%

Borrowings - Total borrowings were $3,750,000,000 as of June 30, 2023, an increase from $2,125,000,000 at September 30, 2022. This increase funded loan growth given relatively flat deposits. This increase also bolstered the Company's liquidity in the form of increased cash. The weighted average rate for borrowings was 3.93% as of June 30, 2023 and 2.02% at September 30, 2022.

Shareholders' equity - The Company’s shareholders' equity at June 30, 2023 was $2,394,066,000, or 10.62% of total assets. This is an increase of $119,806,000 from September 30, 2022 when net worth was $2,274,260,000, or 10.95% of total assets. The Company’s shareholders' equity was impacted in the nine months ended June 30, 2023 by net income of $207,218,000, the payment of $47,826,000 in common stock dividends, payment of $10,968,000 in preferred stock dividends, net treasury stock transactions of $30,450,000, as well as a change in other comprehensive loss of $5,130,000.

RESULTS OF OPERATIONS

Net Income - The Company recorded net income of $61,775,000 for the three months ended June 30, 2023 compared to $63,295,000 for the prior year quarter. The Company recorded net income of $207,218,000 for the nine months ended June 30, 2023 compared to $162,935,000 for the prior year same period. The changes are due to the factors described below.

Net Interest Income - For the three months ended June 30, 2023, net interest income was $168,700,000, which is $16,954,000 higher than the same quarter of the prior year. Net interest margin was 3.27% for the quarter ended June 30, 2023 compared to 3.22% for the quarter ended June 30, 2022. The increase in net interest income was mostly due to rising interest rates. The average rate earned on interest-earning assets grew by 174 basis points to 5.29% while the average rate paid on interest-bearing liabilities increased by 209 basis points to 2.51%. For the nine months ended June 30, 2023, net interest income was $526,537,000, which is $105,567,000 higher than the same period of the prior year. Net interest margin was 3.49% for the nine months ended June 30, 2023 compared to 3.00% for the prior year same period.

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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Rate / Volume Analysis:

	Comparison of Three Months Ended 6/30/23 and 6/30/22			Comparison of Nine Months Ended 6/30/23 and 6/30/22
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans receivable	$20,870	$62,184	$83,054	$68,283	$163,905	$232,188
Mortgage-backed securities	(427)	2,263	1,836	5,765	7,655	13,420
Investments (1)	(574)	21,016	20,442	(11,306)	58,517	47,211
All interest-earning assets	19,869	85,463	105,332	62,742	230,077	292,819
Interest expense:
Customer accounts	121	60,657	60,778	77	127,784	127,861
Borrowings	11,274	16,326	27,600	26,921	32,470	59,391
All interest-bearing liabilities	11,395	76,983	88,378	26,998	160,254	187,252
Change in net interest income	$8,474	$8,480	$16,954	$35,744	$69,823	$105,567
___________________ ___________________
(1)Includes interest on cash equivalents and dividends on FHLB & FRB stock.

Provision (Release) for Credit Losses - The Company recorded a $9,000,000 provision for credit losses for the three months ended June 30, 2023, compared to a $1,500,000 provision for credit losses for the three months ended June 30, 2022. The provision for the three months ended June 30, 2023 was primarily due to one charge-off, offset by reduced unfunded commitment balances combined with the changing outlook amid concerns around a looming recession and recent macro-economic events. The provision for the three months ended June 30, 2022 was primarily due to growth in loans receivable and unfunded commitments partially offset by improvements in the credit quality of certain loan portfolios related to strong real estate markets and collateral conditions. The Company recorded a $15,000,000 provision for credit losses for the nine months ended June 30, 2023, compared with a $1,500,000 provision for credit losses for the nine months ended June 30, 2022. Charge-offs, net of recoveries, totaled $10,351,000 for the three months ended June 30, 2023, compared to net recoveries of $595,000 during the three months ended June 30, 2022. Charge-offs, net of recoveries, totaled $15,739,000 for the nine months ended June 30, 2023, compared to net recoveries of $3,179,000 during the nine months ended June 30, 2022.

Other Income - The results for the three months ended June 30, 2023 include total other income of $13,771,000 compared to $17,550,000 for the same period one year ago, a $3,779,000 decrease. Loan fee income decreased by $618,000 when compared to the same quarter in the prior year due to reduced loan production. Additionally, a one-time loss of $926,000 was recorded on our client rate swap program due to the LIBOR Rate transition completed in the current quarter. Other income decreased $2,300,000 due to a $2,700,000 unrealized gain on certain equity investments which were recorded the quarter ended June 30, 2022. Other income was $37,867,000 for the nine months ended June 30, 2023, compared with $51,890,000 for the nine months ended June 30, 2022 for the same reasons described for the quarter. Loan fee income decreased $2,860,000 due to reduced loan production, the effect of the LIBOR transaction was $900,000 and Other income decreased by $10,045,000 due to a prior year gain on the equity investments previously described which was not repeated in the nine months ended June 30, 2023.

Other Expense - Total other expense was $94,699,000 for the three months ended June 30, 2023, an increase of $7,296,000 from $87,403,000 for the prior year quarter. Compensation and benefits costs increased by $2,383,000, or 5.0%, over the prior year quarter due to annual merit increases and investments in strategic initiatives combined with reduced cost capitalization as loan originations have decreased. FDIC premiums increased by $3,250,000 compared to the same period last year. Also, the Company realized merger related expenses of $500,000 in the three months ended June 30, 2023 as a result of our pending merger with Luther Burbank Corporation. Other expense was $283,858,000 for the nine months ended June 30, 2023, compared with $265,433,000 for the nine months ended June 30, 2022 and the increase was primarily due to the same reasons noted above: compensation and benefits increasing by $8,357,000 and FDIC premiums increasing by $5,725,000, combined with merger related expenses of $1,700,000.

Gain (Loss) on Real Estate Owned - Results for the three months ended June 30, 2023 include a net gain on REO of $722,000, compared to a net gain of $448,000 for the prior year quarter. Results for the nine months ended June 30, 2023 include a net gain on real estate owned of $411,000, compared to a net gain of $1,139,000 for the prior year same period. The gains for each respective period in 2023 are due to property sales offset by normal REO maintenance.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Income Tax Expense - Income tax expense totaled $17,719,000 for the three months ended June 30, 2023, compared to $17,546,000 for the prior year quarter. Income tax expense totaled $58,739,000 for the nine months ended June 30, 2023, compared to $44,131,000 for the prior year same period. The effective tax rate was 22.09% and 21.31% for the nine months ended June 30, 2023 and June 30, 2022, respectively. The Company’s effective tax rate varies from the statutory rate due to state taxes, tax-exempt income, tax-credit investments and miscellaneous non-deductible expenses.

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

Item 1A. Risk Factors

In addition to the risk factors discussed below and the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the Company's Form 10-K for the year ended September 30, 2022. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report. The disclosure below relating to potential risks arising in connection with the Company's pending merger with Luther Burbank Corporation contains material changes and/or additions to the Company's earlier disclosures.

The Company’s pending merger with Luther Burbank Corporation may expose the Company to certain risks.

On November 13, 2022, the Company announced that it had entered into a definitive merger agreement pursuant to which it intends to acquire Luther Burbank Corporation (“Luther Burbank”) and its wholly-owned subsidiary, Luther Burbank Savings, in an all-stock transaction valued at approximately $654 million based upon the closing price of the Company’s Common Stock on November 11, 2022. On May 4, 2023, the Company's shareholders approved the issuance of shares of Company common stock to the shareholders of Luther Burbank in connection with the merger, and the Luther Burbank shareholders approved the proposed merger agreement and merger with the Company, and a proposal to approve on a non-binding basis the compensation that certain named executives of Luther Burbank may receive that is based on or otherwise relates to the merger. The merger remains subject to regulatory approval and other customary closing conditions, and as such it is possible the transaction may not be consummated as planned or at all, and may expose the Company to certain risks, prior to or after completion, including but not limited to:

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
•A February 3, 2023 comment letter to the FDIC from the California Reinvestment Coalition (the "CRC letter"), co-signed by other community groups and organizations, requests that the FDIC extend the comment period and hold public hearings on the bank merger application, and urged the FDIC to deny the bank merger application.
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
•Changes in the operations and prospects of the Company or Luther Burbank, general market and economic conditions and other factors that may be beyond the control of the Company and Luther Burbank may alter the value of Washington Federal or Luther Burbank or the market price for shares of Company common stock or Luther Burbank common stock by the time the merger is completed.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
•Existing holders of Company Common Stock will have a reduced ownership and voting interest after the merger and will exercise less influence over management if the merger is consummated.
•Combining Luther Burbank with the Company may prove more difficult, costly or time consuming than expected, and the anticipated benefits and cost savings of the merger may not be realized.
•The merger is subject to certain closing conditions that, if not satisfied or waived, will result in the merger not being completed, which may cause the price of the Company’s common stock to decline.
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
•The fair value of the Luther Burbank assets to be acquired in the merger are sensitive to the interest rate environment and may fluctuate as a result of changes in interest rates, which could reduce or eliminate the anticipated benefits of the merger for the Company or result in realized losses or require write-downs that could have a material effect on the Company's earnings or financial condition.
•The combined company may be unable to retain Company and/or Luther Burbank personnel.
•The Company may incur substantial costs associated with the merger and the integration of Luther Burbank.
•Issuance of shares of Company common stock in connection with the merger may adversely affect the market price of Company common stock.

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.

The recent high-profile bank failures have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly. If other banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, it could cause further disruption to the financial services industry and customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations.

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
•We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums in the future if losses further deplete the FDIC deposit insurance fund.
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

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended June 30, 2023.

	Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2023 to April 30, 2023	211	$29.78	211	3,676,049
May 1, 2023 to May 31, 2023	1,116,217	25.62	1,116,217	2,559,832
June 1, 2023 to June 30, 2023	221	29.45	221	2,559,611
Total	1,116,649	$25.62	1,116,649	2,559,611
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

Item 3.                Defaults Upon Senior Securities
Not applicable

Item 4.                Mine Safety Disclosures
Not applicable

Item 5.                Other Information
During the period covered by this Quarterly Report on 10-Q, no director or executive officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
Item 6.                Exhibits

(a)	Exhibits

	31.1 *	Section 302 Certification by the Chief Executive Officer
	31.2 *	Section 302 Certification by the Chief Financial Officer
	32 *	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer
	101 *	Financial Statements from the Company’s Form 10-Q for the three and nine months ended June 30, 2023 formatted in iXBRL
	104 *	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Filed herewith

WASHINGTON FEDERAL, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON FEDERAL, INC.
(Registrant)

August 4, 2023	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL President & Chief Executive Officer

August 4, 2023	/S/ KELLI J. HOLZ
KELLI J. HOLZ Executive Vice President and Chief Financial Officer

August 4, 2023	/S/ BLAYNE A. SANDEN
BLAYNE A. SANDEN Senior Vice President and Principal Accounting Officer