Form 10-K
period 2023-09-30
WAFD INC
filed 2023-11-17
CIK 936528

United States
Securities and Exchange Commission
Washington, D.C. 20549
____________________________________________________________
 FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-34654
____________________________________________________________
 WAFD, INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes  ☒     No  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No  ☒
The aggregate market value of the registrant's common stock ("Common Stock") held on March 31, 2023, the last business day of the registrant's second fiscal quarter by non-affiliates was $1,940,617,142 based on the NASDAQ Stock Market closing price of $30.12 per share on that date. This is based on 64,429,520 shares of Common Stock that were issued and outstanding on this date, which excludes 1,363,579 shares held by all affiliates.

At November 16, 2023, there were 64,812,467 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:
(1) Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on February 13, 2024 are incorporated into Part III, Items 10-14 of this Form 10-K.

WAFD, INC. AND SUBSIDIARIES
FORM 10-K ANNUAL REPORT
SEPTEMBER 30, 2023

PART I

PART II

PART III

PART IV

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

WaFd, Inc. ("we" or the "Company") makes statements in this Annual Report on Form 10-K that constitute forward-looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates,” “intends,” “forecasts,” “projects” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to help identify such forward-looking statements. These statements are not historical facts, but instead represent current expectations, plans or forecasts of the Company and are based on the beliefs and assumptions of the management of the Company and the information available to management at the time that these disclosures were prepared. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company's control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Company's forward-looking statements.
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
•risks related to the Company's pending merger with Luther Burbank Corporation;
•the effects of and changes in monetary and fiscal policies of the Board of Governors of the Federal Reserve System and the U.S. Government;
•economic uncertainty or a deterioration in economic conditions or slowdowns in economic growth, including financial stress on borrowers (consumers and businesses) as a result of higher interest rates or an uncertain economic environment;
•global economic trends, including developments related to Ukraine and Russia, Israel and Gaza, and related negative financial impacts on our borrowers, the financial markets and the global economy;
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
•risks related to the impacts of climate change on our business or reputation.

Regulatory and Litigation Risk:
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
•risks associated with increases to deposit insurance premiums or special assessments;
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
•impairment of goodwill.

Competitive Risks:
•competition from other financial institutions and new market participants, offering services similar to those offered by the Bank;
•our ability to grow organically or through acquisitions;
•risks associated with our entry into the California market.

Security Ownership Risks:
•our ability to continue to pay dividends, including on our outstanding Series A Preferred Stock;
•risks related to the volatility of our Common Stock, and future dilution;
•the Company’s shareholders will have less influence as a shareholder of the combined company than as a shareholder of Company, if the merger with Luther Burbank obtains regulatory approval;
•the ability of the Company to obtain external financing to fund its operations or obtain financing on favorable terms;
•risks related to Washington's anti-takeover statute;
•effects of activist shareholders.

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

Item 1.                 Business

General

Washington Federal Bank, a federally-insured Washington state chartered commercial bank dba WaFd Bank (the "Bank" or "WaFd Bank"), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. WaFd, Inc., a Washington corporation, was formed as the Bank’s holding company in November, 1994 under the name Washington Federal, Inc. On September 27, 2023, the Company filed Articles of Amendment to its Restated Articles of Incorporation, as amended, with the Washington Secretary of State, to change its name from Washington Federal, Inc. to WaFd, Inc. This change was effective on September 29, 2023. As used throughout this document, the terms "WaFd," the "Company" or "we" or "us" and "our" refer to WaFd, Inc. and its consolidated subsidiaries, and the term "Bank" or "WaFd Bank" refers to the operating subsidiary. The Company is headquartered in Seattle, Washington.
On November 9, 1982 the Company listed and began trading on the NASDAQ. Profitable operations have been recorded every year since going public. As of September 30, 2023, the stock traded at 69 times its original 1982 offering price, has paid 162 consecutive quarterly cash dividends and has returned 12,425% total shareholder return to those who invested 41 years ago.
The Company's fiscal year end is September 30th. All references herein to 2023, 2022 and 2021 represent balances as of September 30, 2023, September 30, 2022 and September 30, 2021, respectively, or activity for the fiscal years then ended.
The business of the Bank consists primarily of accepting deposits from the general public and investing these funds in loans of various types, including first lien mortgages on single-family dwellings, construction loans, land acquisition and development loans, loans on multi-family, commercial real estate and other income producing properties, home equity loans and business loans. The Bank also invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations. As of September 30, 2023, Washington Federal Bank has 198 branches located in Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico and Texas. Through the Bank's subsidiaries, the Company is also engaged in insurance brokerage activities.

The principal sources of funds for the Company's activities are retained earnings, loan repayments, net deposit inflows, borrowings and repayments and sales of investments. WaFd's principal sources of revenue are interest on loans and interest and dividends on investments. Its principal expenses are interest paid on deposits, credit costs, general and administrative expenses, interest on borrowings and income taxes.

The Bank is subject to extensive regulation, supervision and examination by the Washington State Department of Financial Institutions (the "WDFI"), its primary state regulator, the Consumer Financial Protection Bureau (the "CFPB") and the Federal Deposit Insurance Corporation ("FDIC"), which insures its deposits up to applicable limits. The Company, as a bank holding company, is subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve System ("Federal Reserve").

The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the WDFI, the FDIC, the Federal Reserve, the CFPB or the U.S. Congress, could have a significant impact on the Company and its operations. See “Regulation” section below.

Lending Activities
General. The Company's net loan portfolio totaled $17,476,550,000 at September 30, 2023 and represents 77.8% of total assets. Lending activities include the origination of loans secured by real estate, including long-term fixed-rate and adjustable-rate mortgage loans, adjustable-rate construction loans, adjustable-rate land development loans, fixed-rate and adjustable-rate multi-family loans, fixed-rate and adjustable-rate commercial real estate loans and fixed-rate and adjustable-rate business loans.

The following table is a summary of loans receivable by loan portfolio segment and class.

	September 30, 2023		September 30, 2022		September 30, 2021		September 30, 2020		September 30, 2019
	($ in thousands)
Gross loans by category
Commercial loans
Multi-family	$2,907,086	14.8%	$2,645,801	13.6%	$2,291,477	14.1%	$1,538,762	10.6%	$1,422,674	10.7%
Commercial real estate	3,344,959	17.0	3,133,660	16.2	2,443,845	15.0	1,895,086	13.1	1,631,170	12.3
Commercial & industrial	2,321,717	11.8	2,350,984	12.1	2,314,654	14.2	2,132,160	14.7	1,268,695	9.5
Construction	3,318,994	16.9	3,784,388	19.5	2,888,214	17.7	2,403,276	16.6	2,038,052	15.3
Land - acquisition & development	201,538	1.0	291,301	1.5	222,457	1.4	193,745	1.3	204,107	1.5
Total commercial loans	12,094,294	61.6	12,206,134	63.0	10,160,647	62.3	8,163,029	56.4	6,564,698	49.3
Consumer loans
Single-family residential	6,451,270	32.8	5,771,862	29.8	4,951,627	30.4	5,304,689	36.7	5,835,194	43.8
Construction - custom	672,643	3.4	974,652	5.0	783,221	4.8	674,879	4.7	540,741	4.1
Land - consumer lot loans	125,723	0.6	153,240	0.8	149,956	0.9	102,263	0.7	99,694	0.7
HELOC	234,410	1.2	203,528	1.0	165,989	1.0	139,703	1.0	142,178	1.1
Consumer	70,164	0.4	75,543	0.4	87,892	0.5	83,159	0.6	129,883	1.0
Total consumer loans	7,554,210	38.4	7,178,825	37.0	6,138,685	37.7	6,304,693	43.6	6,747,690	50.7
Total gross loans	19,648,504	100%	19,384,959	100%	16,299,332	100%	14,467,722	100%	13,312,388	100%
Less:
Allowance for credit losses (1)	177,207		172,808		171,300		166,955		131,534
Loans in process	1,895,940		3,006,023		2,232,836		1,456,072		1,201,341
Net deferred fees, costs and discounts	98,807		92,564		61,626		52,378		48,938
Total loan contra accounts	2,171,954		3,271,395		2,465,762		1,675,405		1,381,813
Net loans	$17,476,550		$16,113,564		$13,833,570		$12,792,317		$11,930,575
__________________
(1) The ACL within the table does not include the the reserve for unfunded commitments which was $24,500,000, $32,500,000, $27,500,000, $25,000,000 and $6,900,000 as of September 30, 2023, 2022, 2021, 2020 and 2019 respectively.

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
Commercial and industrial loans. The Bank makes various types of business loans to customers in its market area for working capital, acquiring real estate, equipment or other business purposes, such as acquisitions. The terms of these loans generally range from less than one year to a maximum of ten years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to the Secured Overnight Funding Rate ("SOFR"), Prime Rate or another market rate.

Commercial loans are made based upon assessment of the borrower's ability and willingness to repay along with an evaluation of secondary repayment sources such as the value and marketability of collateral. Most such loans are extended to closely held businesses and the personal guaranty of the principal is usually obtained. Commercial loans have a relatively high risk of default compared to residential real estate loans. Pricing of commercial loans is based on the credit risk of the borrower with consideration given to the overall relationship of the borrower, including deposits and contributed equity/loan-to-value ratio. The acquisition of business deposits is an important focus of this business line. The Bank provides a full line of treasury management products to support the depository needs of its clients.
Construction loans. The Bank originates construction loans to finance construction of single-family and multi-family residences as well as commercial properties. Loans made to builders are generally tied to an interest rate index and normally have maturities of two years or less or are structured such that they convert to a permanent loan after the completion of construction or stabilization of the property. Loans made to individuals for construction of their home generally are 30-year fixed rate loans. The Bank's policies provide that for residential construction loans, loans may be made for 85% or less of the construction cost or 80% of the appraised value of the property upon completion, whichever is less. As a result of activity over the past four decades, the Bank believes that builders of single-family residences in its primary market areas consider the Bank to be a construction lender of choice. Because of this history, the Bank has developed a staff with in-depth land development and construction experience and working relationships with selected builders based on their operating histories and financial stability.
Construction lending involves a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions in the home building industry. Moreover, a construction loan can involve additional risks because of the complexities of completing the construction, the inherent difficulty in estimating both the cost (including interest) of the project and the property's value at completion of the project.
Land development loans. The Bank's land development loans are of a short-term nature and are generally made for 75% or less of the appraised value of the unimproved property. Funds are disbursed periodically at various stages of completion as authorized by the Bank's personnel. The interest rate on these loans typically adjust daily or monthly in accordance with a designated index.
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
Single-family residential loans. The Bank originates 30-year fixed-rate mortgage loans secured by single-family residences. Moreover, it is the Bank's general policy to include in the documentation evidencing its conventional mortgage loans a due-on-sale clause, which facilitates adjustment of interest rates on such loans when the property securing the loan is sold or transferred.
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
When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, the Bank considers the additional risk inherent in these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total balance for loans with loan-to-value ratios exceeding 80% at origination as of September 30, 2023, was $271,020,000, with allocated reserves of $2,442,000.
Consumer loans. The Bank's non-mortgage consumer loan portfolio consists of prime quality student loans acquired from an independent financial investment firm that retains 1% of each loan, plus various other non-mortgage consumer loans including personal lines of credit and credit cards.

Home equity loans. The Bank extends revolving lines of credit to consumers that are secured by a first or second mortgage on a single-family residence. The interest rate on these loans adjusts monthly indexed to prime. Total loan-to-value ratios when combined with any underlying first liens held by the Bank are limited to 85% or less. Total loan-to-value ratios are limited to 80% or less when underlying first liens are held by any other investor. Loan terms are a ten-year draw period followed by a fifteen year amortization period.
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

The table below shows the Bank's total loan origination, purchase and repayment activities.

Twelve Months Ended September 30,	2023	2022	2021	2020	2019
	(In thousands)
Commercial loan originations (1)
Multi-family	$136,788	$675,534	$821,426	$403,118	$210,589
Commercial Real Estate	223,361	880,850	673,117	466,322	343,172
Commercial & Industrial	2,032,460	2,569,682	2,509,512	2,168,908	1,020,296
Construction	1,046,971	2,486,387	2,178,260	1,457,602	1,271,167
Land – Acquisition & Development	34,946	175,234	124,871	88,379	123,758
Total commercial loans	3,474,526	6,787,687	6,307,186	4,584,329	2,968,982
Consumer loan originations (1)
Single-family residential	610,130	892,608	938,822	910,571	547,057
Construction – custom	346,784	765,696	621,928	576,342	457,328
Land – Consumer Lot Loans	21,133	61,731	94,388	51,678	37,125
HELOC	154,030	171,393	130,988	93,285	101,399
Consumer	95,553	57,078	91,421	4,395	8,580
Total consumer loans	1,227,630	1,948,506	1,877,547	1,636,271	1,151,489
Total loans originated	4,702,156	8,736,193	8,184,733	6,220,600	4,120,471
Loans purchased	80,015	564,584	488,147	15,456	—
Loan principal repayments	(4,435,269)	(6,194,448)	(6,797,043)	(5,096,622)	(3,638,622)
Net change in loans in process, discounts, etc. (2)	1,016,084	(826,335)	(834,584)	(277,692)	(28,355)
Net loan activity increase (decrease)	$1,362,986	$2,279,994	$1,041,253	$861,742	$453,494

Beginning balance	$16,113,564	$13,833,570	$12,792,317	$11,930,575	$11,477,081
Ending balance	$17,476,550	$16,113,564	$13,833,570	$12,792,317	$11,930,575
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

Sources of Funds

General. Deposits are the primary source of the Bank’s funds for use in lending and other general business purposes. In addition to deposits, the Bank derives funds from loan repayments, advances from the Federal Home Loan Bank of Des Moines ("FHLB"), borrowings from the Federal Reserve Bank ("FRB"), and from investment repayments and sales. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced by general interest rates, money market conditions, the availability of FDIC insurance and the market perception of the Company’s financial stability. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds, such as deposit inflows at lower than projected levels. Borrowings may also be used on a longer-term basis to support expanded activities and to manage interest rate risk. Borrowing capacity and availability is influenced by interest rates, market conditions, availability of collateral and the market's perception of the Bank's financial stability.

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
The Bank may need to borrow funds for short periods of time to meet day-to-day financing needs. In these instances, funds are borrowed from other financial institutions or the Federal Reserve Bank, for periods generally ranging from one to seven days at the then current borrowing rate. The Bank has elected to utilize the FRB's Bank Term Funding program (the "BTFP") to leverage its highly favorable terms to fortify the Bank's liquidity position. These borrowings are repayable at any time without penalty and are the lowest cost funding source available.
For further information on these activities, see Note L to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Subsidiaries
The Company is a bank holding company that conducts its primary business through its directly-owned subsidiary, WaFd Bank. The Bank has three active wholly-owned subsidiaries, discussed further below.
WAFD Insurance Group, Inc. is incorporated under the laws of the state of Washington and is an insurance agency that offers a full line of individual and business insurance policies to customers of the Bank, as well as to the general public. As of September 30, 2023 and September 30, 2022, WAFD Insurance Group, Inc. had total assets of $20,229,000 and $18,483,000, respectively.
Statewide Mortgage Services Company is incorporated under the laws of the state of Washington and it holds and markets real estate owned. As of September 30, 2023 and September 30, 2022, Statewide Mortgage Services Company had total assets of $785,000 and $785,000, respectively.

Washington Services, Inc. is incorporated under the laws of the state of Washington. It acts as a trustee under deeds of trust as to which the Bank is beneficiary. As of September 30, 2023 and September 30, 2022, Washington Services, Inc. had total assets of $13,000 and $13,000, respectively.

The Company also currently holds a 33.98% interest in Archway Software, Inc. (“Archway”), a Delaware corporation focused on the business of developing and selling technology and software products and services for financial institutions, including the Bank. Archway was conceived in November 2022 as a joint venture between the Company and certain subsidiaries of Madrona Venture Group. As part of the formation of Archway, the Company contributed to Archway its ownership interests in its technology subsidiary, Pike Street Labs, LLC, including some of its related intellectual property, and made an $8 million investment in Archway in return for shares of Archway stock.
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
Demographics. As of September 30, 2023, we employed 2,120 full and part time employees. None of these employees are represented by a collective bargaining agreement. During fiscal year 2023 we hired 470 employees. Our voluntary turnover rate was 15.54% in fiscal year 2023, a decrease from 21.18% in 2022.

Diversity, Equity and Inclusion. We strive toward having a powerful and diverse team of employees, knowing we are better together with our combined wisdom and intellect. With a commitment to equity, inclusion and workplace diversity, we focus on understanding, accepting, and valuing the differences between people. To accomplish this, we have established Diversity & Inclusion Advisory Councils in each of our regions made up of a diverse group of employee representatives throughout our footprint. We show our commitment to equal employment opportunity through, among other things, our process of performing annual compensation analyses and ongoing reviews of our selection and hiring practices alongside a continued focus on building and maintaining a diverse workforce.

As of September 30, 2023, the population of our workforce was as follows:

Learning and Development. We invest in the growth and development of our employees by providing a multi-dimensional approach to learning that empowers, intellectually grows, and professionally develops our colleagues. Our employees, including leadership, receive continuing education courses that are relevant to the banking industry and their job function within the Company. All new employees attend our two-day new hire orientation, Welcome to WaFd. In addition, we offer our Education Assistance Program, designed to encourage an employee's advancement and growth. We also offer the Retail Bank Peer Mentor Program and retail banking certifications for our retail employees. These resources provide employees with the skills they need to achieve their career goals, build management skills and become leaders within our Company.

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

Workplace Safety & Wellness. We prioritize the importance of our employees’ health and the health of their families. We offer healthcare plans where the Company pays a significant portion of the monthly premiums for employees and their children. Our benefits program also includes a Health Savings Account ("HSA") option in addition to Flexible Spending Accounts ("FSA"). We believe maintaining a competitive benefits program is a sound investment in attracting newcomers and retaining loyal, dedicated and enthusiastic colleagues. Benefits we offer to employees include:

•Health insurance including dental & vision.
•Flexible spending plans for healthcare and childcare expenses.
•Employer-paid life insurance & accidental death and dismemberment coverage.
•Long-term disability insurance.
•Employee assistance program to provide access to counseling and support well-being.

Corporate Social and Environmental Responsibility
We recognize the social and environmental responsibility that arises from the impact of our activities on peoples’ lives and our community. The Company's Corporate and Social Environmental Policy integrates social, environmental and ethical concerns into our daily business activities and our approach to stakeholder relationships. Through this policy, we strive to carry out our banking activities in a responsible manner, placing the financial needs of our clients and economic health of our communities at the core of our focus. Below is a summary of our community activities and financial contributions in 2023.

Additional information will be provided in the Company’s forthcoming 2023 Community and Social Responsibility Report which will be made available on the Company’s website. Nothing on our website, including the aforementioned report, shall be deemed incorporated by reference into this Annual Report.
The Company

General. The Company is registered as a bank holding company and is subject to regulation, examination, supervision and reporting requirements of the Federal Reserve Bank.
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

Failure to comply with applicable laws and regulations can result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements and cease and desist orders. In order to ensure the Bank's programs and operations are in compliance with regulatory requirements, the Bank has and will continue to incur additional significant costs in order to bring programs and operations into compliance.

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

Restrictions on Activities and Acquisitions. Bank holding companies are subject to a variety of restrictions on their activities and the acquisitions they can make. Generally, the activities or acquisition of a bank holding company that is not a financial holding company are limited to those that constitute banking or managing or controlling banks or which are closely related to banking. In addition, without the prior approval of the FRB, bank holding companies are generally prohibited from acquiring more than 5% of the outstanding shares of any class of voting securities of a bank or bank holding company, taking any action that causes a bank to become a subsidiary of the bank holding company, acquiring all or substantially all of the assets of a bank, or merging with another bank holding company.

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

Source of Strength. Under long-standing FRB policy, a bank holding company is expected to serve as a source of financial and management strength to its subsidiary bank. Under this policy, a bank holding company is expected to stand ready to provide adequate capital funds to its subsidiary bank during periods of financial adversity and to maintain financial flexibility and capital raising capacity to assist its subsidiary bank. The Dodd-Frank Act codified the source of strength doctrine by adopting a statutory provision requiring, among other things, that bank holding companies serve as a source of financial strength to their subsidiary banks.

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

In addition, the Company’s ability to pay dividends is subject to rules and policies of the FRB. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends only out of income available over the past year and only if prospective earnings retention is consistent with the company’s expected future needs and financial condition. Capital rules adopted by the Federal Reserve, effective January 2015, may limit the Company’s ability to pay dividends if the Company fails to meet certain requirements under the rules. In addition, if we do not or are unable to pay quarterly dividends on our Series A Preferred Stock, we may not pay a dividend to the holders of our Common Stock.

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

Interstate Banking. Subject to certain limitations and restrictions, a bank holding company, with prior approval of the FRB, may acquire an out-of-state bank; banks in states that do not prohibit out-of-state mergers may merge with the approval of the appropriate federal banking agency, and a bank may establish a de novo branch out of state if such branching is permitted by the other state for state banks chartered by such other state.

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

Brokered Deposits. The Federal Deposit Insurance Act prohibits an insured depository institution from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in the bank’s normal market area or nationally (depending upon where the deposits are solicited), unless it is well-capitalized or is adequately capitalized and receives a waiver from the FDIC. A depository institution that is adequately capitalized and accepts brokered deposits under a waiver from the FDIC may not pay an interest rate on any deposit in excess of national and local rate caps set by the FDIC and published on its website.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Des Moines, which is one of 11 regional FHLBs that provide funding to their members for making home mortgage loans, as well as loans for affordable housing and community development. Each FHLB serves members within its assigned region and is funded primarily through proceeds derived from the sale of consolidated obligations of the FHLB system. Loans are made to members in accordance with the policies and procedures established by the Board of Directors of the FHLB. At September 30, 2023, FHLB advances to the Bank amounted to $2,900,000,000. As a member, the Bank is required to purchase and maintain stock in the FHLB of Des

Moines. At September 30, 2023, the Bank held $126,820,000 in FHLB of Des Moines stock, which was in compliance with this requirement.

Community Reinvestment Act and Fair Lending Laws. Banks have a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the FDIC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with the Fair Lending Laws could result in enforcement actions by the FDIC, the CFPB and other federal regulatory agencies, including the U.S. Department of Justice.

USA Patriot Act of 2001. The USA PATRIOT Act of 2001 ("Patriot Act"), through amendments to the federal Bank Secrecy Act (“BSA”), substantially broadened the scope of United States anti money-laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial scope of United States jurisdiction. The United States Treasury Department has issued a number of regulations under the Patriot Act that apply to financial institutions such as the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate risk-based programs reasonably designed to combat money laundering and terrorist financing, or to comply satisfactorily with all relevant Patriot Act and BSA requirements, could have serious legal and reputational consequences for the institution.

Anti-Money Laundering Act of 2020. The Anti-Money Laundering act of 2020 (“AML Act”) was enacted as part of the National Defense Authorization Act and requires the U.S. Treasury Department to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities, which occurred in June 2021. The AML Act also includes a requirement to conduct studies and issue regulations that may alter some of the due diligence, recordkeeping and reporting requirements that the BSA and Patriot Act impose on financial institutions. The AML Act also promotes increased information-sharing and use of technology and increases penalties for violations of the BSA and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.

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

In determining the required amount of risk-based capital, total assets, including certain off-balance-sheet items, are multiplied by a risk-weight factor based on the risks inherent in the type of assets held by an institution. The risk categories range from 0% for low-risk assets such as U.S. Treasury securities and GNMA securities to 1,250% for various types of loans and other assets deemed to be of higher risk. Single-family residential loans having loan-to-value ratios not exceeding 90% and meeting certain additional criteria, as well as certain multi-family residential loans, qualify for a 50% risk-weight treatment. The book value of each asset is multiplied by the risk factor applicable to the asset category, and the sum of the products of this calculation equals total risk-weighted assets. The rules set forth the methods of calculating certain risk-based assets, which in turn affects the calculation of risk-based ratios. Higher or more sensitive risk weights are assigned to various categories of assets, among which are commercial real estate, credit facilities that finance the acquisition, development or construction of real property, certain exposures or credit that are 90 days past due or are nonaccrual, foreign exposures, certain corporate exposures, securitization exposures, equity exposures and in certain cases mortgage servicing rights and deferred tax assets.

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

Any bank holding company or bank that fails to meet the capital requirements is subject to possible enforcement actions. Such actions could include a capital directive, a cease and desist or consent order, civil money penalties, restrictions on an institution's operations and/or the appointment of a conservator or receiver. FRB and WDFI capital regulations provide that such supervisory actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

For information regarding compliance with each of these capital requirements by the Company and the Bank as of September 30, 2023, see Note Q to the Consolidated Financial Statements included in Item 8 hereof.

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

An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits, generally. Any institution that is neither well capitalized nor adequately capitalized is considered undercapitalized. Federal law authorizes the FDIC to reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. The FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized. As of September 30, 2023, the Bank exceeded the requirements of a well-capitalized institution.

Dodd-Frank Act Stress Tests ("DFAST"). On July 6, 2018, bank regulatory agencies (the FRB, FDIC and the Office of the Comptroller of the Currency) issued a joint interagency statement regarding the impact of the Economic Growth, Regulatory Relief, and Consumer Protection Act ("EGRRCPA") on financial institutions. The EGRRCPA gave immediate relief from stress testing for applicable bank holding companies but not financial institutions until November 25, 2019. Pursuant to direction from the Bank's regulators, the Bank was provided similar relief and is no longer required to submit company-run annual stress tests. Notwithstanding these amendments to the stress testing requirements, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. Although the Bank will continue to monitor its capital consistent with the safety and soundness expectations of the federal regulators, the Bank will no longer conduct company-run stress testing as a result of the legislative and regulatory amendments. The Bank continues to use customized stress testing to support the business and as part of its risk management and capital planning process.

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

Cybersecurity. The federal banking agencies have established certain expectations with respect to an institution's information security and cybersecurity programs, with an increasing focus on risk management, processes related to information technology and operational resiliency, and the use of third parties in the provision of financial services. In January 2020, the federal banking agencies jointly issued a statement reminding supervised financial institutions of sound cybersecurity risk management principles that expanded on areas articulated in the Interagency Guidelines Establishing Information Security Standards written in Section 39 of the Federal Deposit Insurance Act and Sections 501 and 505(b) of the Gramm-Leach-Bliley Act.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which the Company operates.

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

In July 2023, the SEC adopted rules requiring registrants to disclose material cybersecurity incidents experienced and describe the material aspects of their nature, scope and timing. The rules, which supersede their previously interpretive guidance published in February 2018, also require annual disclosures describing a company's cybersecurity risk management, strategy and governance. These SEC rules, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

Taxation

In addition to federal income tax, the Company is also subject to income, franchise, excise or gross receipts tax in states (and some cities) where the Company has branches or is deemed to have sufficient nexus for tax purposes. The Company generally files consolidated federal and state income tax returns with its subsidiaries.

The Company's federal income tax returns are open and subject to potential examination by the IRS for fiscal year 2020 and later.

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

The Company has adopted and posted on its website a code of ethics that applies to its senior financial officers. The Company’s website also includes the charters for its audit committee, compensation committee, risk management committee, executive committee, technology committee and nominating and governance committee.

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

Significant increases in market interest rates on loans, or the perception that an increase may occur, could adversely affect both our ability to originate new loans and our ability to grow. Beginning early in 2022, in response to growing signs of inflation, the Federal Reserve Bank has increased interest rates rapidly and the federal funds rate currently sits at a 22-year high. Although the FRB left its benchmark rates steady in September and November of 2023, the FRB suggested that additional rate increases in the future may be necessary to mitigate inflationary pressures. Rapid changes in interest rates make it difficult for the Bank to balance its loan and deposit portfolios, which may adversely affect our results of operations by, for example, reducing asset yields or spreads, creating operating and system issues, or having other adverse impacts on our business. The increased market interest rates could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations.

Further, our profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. The level of net interest income is a function of the average balances of interest-earning assets and interest-bearing liabilities and the spread between the amounts of the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and the mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”) and market interest rates. Furthermore, movements in interest rates, the pace at which such movements occur and the volume and mix of our interest-bearing assets and liabilities influence the level of net interest income. The cost of customer deposits is largely based on short-term interest rates, the level of which is driven by the FOMC. However, the yields generated by long-term loans, such as single-family residential and multifamily mortgage loans, and securities are typically driven by longer-term (10 year) interest rates, which are set by the market and vary from day to day. Further, recent changes in the Federal Reserve Bank's purchase of assets, commonly known as "quantitative easing," have created significant volatility in market interest rates and recent, rapid increases in federal benchmark rates and additional increases in such rates are creating additional uncertainty and making it more difficult for us to balance our loan and deposit portfolios.

As a result of the high interest rates, our interest expense on both deposits and borrowings has increased significantly. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability. For example, if the interest rates on interest-bearing liabilities increase at a faster pace than the interest rates on interest-earning assets, the result could be a reduction in our net interest income and with it, a reduction in earnings. The same could be true if interest rates on interest-earning assets decline faster than the rates on interest-bearing liabilities. Net interest income and earnings would be similarly impacted were the interest rates on interest-earning assets to decline more quickly than the interest rates on interest-bearing liabilities. In addition, changes in interest rates could affect the Bank's ability to originate loans and attract and retain deposits; the fair values of its securities and other financial assets; the fair values of its liabilities; and the average lives of its loan and securities portfolios. Additionally, decreases in interest rates could lead to increased loan refinancing activity, which, in turn, would alter the balance of our interest-earning assets and impact net interest income. Increases in interest rates could reduce loan refinancing activity, which could result in compression of the spread between loan yields and more quickly rising funding rates. We may also be exposed to movements in market rates to a degree not experienced by other financial institutions, as a result of our significant portfolio of fixed-rate single-family home loans, which are longer-term in nature than the customer accounts and borrowed money that constitute our liabilities.

We are currently anticipating that there will be further increases in the target federal funds rate in 2024 to combat recent inflationary trends; however, if interest rates do not rise, or if the Federal Reserve were to rapidly lower the target federal funds rate, the reduction in rates could continue to constrain our interest rate spread and may adversely affect our business forecasts. On the other hand, increases in interest rates, to combat inflation or otherwise, may result in a change in the mix of noninterest and interest-bearing accounts. All else being equal, if the interest rates on the Company's interest-bearing liabilities increase at a faster pace than the interest rates on our interest-earning assets, the result would be a reduction in net interest income and with it, a reduction in net earnings. We are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply and other changes in financial markets.

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation rates remained elevated in 2023 however we did see a decrease from the highs seen in 2022. Inflation pressures are currently expected to remain elevated throughout 2023 and are likely to continue into 2024 as the inflation rate remains above the Federal Reserve Bank’s target rate of 2%. Inflation has led to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. Sustained higher interest rates by the Federal Reserve may be needed to tame persistent inflationary price pressures, which could push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in a further increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

The Company’s pending merger with Luther Burbank Corporation may expose the Company to certain risks.

On November 13, 2022, the Company announced that it had entered into a definitive merger agreement pursuant to which it intends to acquire Luther Burbank Corporation (“Luther Burbank”) and its wholly-owned subsidiary, Luther Burbank Savings, in an all-stock transaction valued at approximately $654 million based upon the closing price of the Company’s Common Stock on November 11, 2022. As part of the merger agreement, shares of common stock of Luther Burbank will be converted into, and canceled in exchange for, the right to receive 0.3353 shares of the Company’s Common Stock, with Luther Burbank shareholders receiving cash in lieu of fractional shares of Company Common Stock. On May 4, 2023, the Company's shareholders approved the issuance of shares of Company Common Stock to the shareholders of Luther Burbank in connection with the merger, and the Luther Burbank shareholders approved the proposed merger agreement and merger with the Company and a proposal to approve on a non-binding basis the compensation that certain named executives of Luther Burbank may receive that is based on or otherwise relates to the merger. The Company has submitted an application for approval of the Merger to the Washington State Department of Financial Institutions (“WDFI”), the Federal Deposit Insurance Corporation (“FDIC”) and the Board of Governors of the Federal Reserve System (“Federal Reserve”). On October 13, 2023, the WDFI approved the Merger, subject to approval by the Federal Reserve and the FDIC. The Company continues to work with the Federal Reserve and the FDIC, and the merger remains subject to their approval. If approved, the Merger will result in the Bank’s footprint expanding to include the state of California. Because regulatory approval has not yet been achieved, it is possible the transaction may not be consummated as planned or at all, and may expose the Company to certain risks, prior to or after completion, including but not limited to:

•Regulatory approvals may not be received, may take longer than expected, or may impose conditions not presently anticipated or that could have an adverse effect on the combined company following the merger.
•The Company and Luther Burbank will be subject to business uncertainties and contractual restrictions on their respective operations while the merger is pending and the announcement and pendency of the merger could cause disruptions in the businesses of the Company and Luther Burbank, which could have an adverse effect on their respective business and financial results, and consequently on the combined company if the merger is consummated.
•Litigation from shareholders of either Luther Burbank or the Company could attempt to prevent or delay the consummation of the merger and result in additional unanticipated costs.
•Denial or delay of approval as a result of the February 3, 2023 comment letter to the FDIC from the California Reinvestment Coalition co-signed by other community groups and organizations. This letter requested that the FDIC hold public hearings on the bank merger application, and urged the FDIC to deny the bank merger application.
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
•Changes in the operations and prospects of the Company or Luther Burbank, general market and economic conditions and other factors that may be beyond the control of the Company and Luther Burbank may alter the value of WaFd or Luther Burbank or the market price for shares of Company Common Stock or Luther Burbank common stock by the time the merger is completed.

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
•The interest rate environment has changed, causing margins to compress and adversely affecting net interest income.
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

We are operating in an uncertain economic environment. The pandemic caused a global economic slowdown, and while we have seen some economic recovery, continuing supply chain issues, labor shortages and inflation risks continue to affect the economic recovery. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. There remain increased risks of a government shutdown if the spending bills necessary to fund the government through the fiscal year that ends September 30, 2024 are not passed by Congress. Future deterioration in the U.S. credit and financial markets could result in losses or significant deterioration in the fair value of our U.S. government issued, sponsored or guaranteed investments. At September 30, 2023, we had $1.6 billion invested in U.S. government and agency obligations, and further downgrades could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities.

While a government-wide shutdown can reduce GDP growth, the additional economic uncertainty, or a recessionary or stagnant economy, could result in financial stress on the Bank's borrowers, which could adversely affect our business, financial condition and results of operations. We decreased the expense for credit losses over fiscal year 2021 and 2022 as the economy began to recover, however, deteriorating conditions in the regional economies we serve, or in certain sectors of those economies, in excess of the reasonable and supportable forecasts used to estimate credit losses, could drive losses beyond that which is provided for in our allowance for loan losses. We could also face the following risks in connection with the following events:

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

The global credit and financial markets have from time to time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, high rates of inflation, and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, and the evolving conflict in Israel and Gaza. These events have increased and are expected to continue to increase volatility in commodity and energy prices, including oil, and continuing hostilities raise the possibility of supply disruptions. Rising tensions and global instability have the potential to affect consumer confidence in the U.S. and abroad, therefore having a broader effect on financial markets. Sanctions imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, hostile third-party action or continued unpredictable and unstable market conditions.

Our allowance for credit losses ("ACL") may not be adequate to cover future loan losses, which could adversely affect our financial condition and results of operations.

Due to the declining economic conditions, our customers may not be able to repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. We maintain an ACL to provide for loan defaults and non-performance, however, losses may exceed the value of the collateral securing the loans and the allowance may not fully cover any excess loss.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Our ACL is based on these judgments, as well as historical loss experience and an evaluation of the other risks associated with our loan portfolio, including but not limited to, economic trends and conditions, changes in underwriting standards, management, competition, and trends in delinquencies, non-accrual and adversely classified loans, the size and composition of the loan portfolio, current economic conditions and geographic concentrations within the portfolio. Federal regulatory agencies, as part of their examination process, review our loans and ACL. If our assumptions and judgments used to determine the ACL prove to be incorrect, if the value of the collateral securing the loans decreases substantially or if regulators disagree with our judgments, we may need to increase the ACL in amounts that exceed our expectations. Material additions to the ACL would adversely affect our results of operations and financial condition.

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

We believe we have robust preventive, detective, and administrative safeguards and security controls to minimize the probability and magnitude of a material event. However, if we are unable to maintain them, we may fall victim to a material adverse cybersecurity event. Because the tactics and techniques used by threat actors to bypass safeguards and security controls change frequently, and often are not recognized until after an event has occurred, we may be unable to anticipate future tactics and techniques, or to implement adequate and timely protective measures.

We are subject to additional risk with respect to third-party vendors that process or handle personal and financial data of our customers, partners, suppliers or employees. These third-party vendors may themselves use other vendors to store or process our data, which further elevates our risk exposure. Our third-party vendors have been, and may in the future be, subject to security incidents, including those caused by computer viruses, malware, ransomware, phishing attempts, social engineering, hacking or other means of unauthorized access. Control failures of security measures managed by our third-party service providers could cause us to suffer damage to our reputation and could require us to incur substantial expenses, which could have a materially adverse effect on our business, financial condition, and results of operations.

To date, we have no knowledge of a material cyber-attack or other material information security incident affecting the systems we operate and control. However, our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the continuation of a remote or hybrid work environment for our employees and service providers, and our plans to continue to implement and expand digital banking services, expand operations, and use third-party information systems that includes cloud-based infrastructure, platforms, and software. Recent instances of attacks specifically targeting banks and financial services businesses indicate that the risk to our systems remains significant. We, and our third-party providers, are regularly the subject of attempted attacks and the ability of the attackers continues to grow in sophistication. Potential threats to our technologies, systems, networks, and other devices, as well as those of our employees, third party vendors, and other third parties with whom we interact, include Distributed Denial of Service ("DDoS") attacks, computer viruses, hacking, malware, ransomware, credential stuffing, phishing, and other forms of social engineering. Such cyber-attacks and other security incidents are designed to lead to various harmful outcomes, such as unauthorized transactions against our customers’ accounts, unauthorized or unintended access to confidential information, or the release, gathering, monitoring, disclosure, loss, destruction, corruption, disablement, encryption, misuse, modification or other processing of confidential or sensitive information (including personal information), intellectual property, software, methodologies or business secrets, disruption, sabotage or degradation of service, systems or networks, or other damage. These threats may derive from, among other things, error, fraud or malice on the part of our employees, insiders, or third parties or may result from accidental technological failure. Any of these parties may also attempt to fraudulently induce employees, service providers, customers, partners or other third-party users of our systems or networks to disclose confidential or sensitive information (including personal information) in order to gain access to our systems, networks or data or that of our customers, partners, or third parties with whom we interact, or to unlawfully obtain monetary benefit through misdirected or otherwise improper payment. A cyber-attack or other security incident on the systems we operate and control could cause us to suffer damage to our reputation, result in productivity losses, require us to incur substantial expenses, including response costs associated with investigation and resumption of services, remediation expenses costs associated with customer notification and credit monitoring services, increased insurance premiums, regulatory penalties and fines, and costs associated with civil litigation, any of which could have a materially adverse effect on our business, financial condition, and results of operations.

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

The occurrence of any of these risks could result in a diminished ability for us to operate our business, additional costs to correct defects, potential liability to clients, reputational damage, and regulatory intervention, any of which could adversely affect our business, financial condition and results of operations.

A resurgence of the COVID-19 pandemic, or a similar health crisis, may adversely affect our business and our customers, counterparties, employees, and third-party service providers in the future.

The spread of COVID-19 created a global public-health crisis that resulted in significant economic uncertainty, and has impacted household, business, economic, and market conditions, including in the western United States where we conduct nearly all of our business.

Throughout the pandemic our operations were impacted by the need to close certain offices and limit how customers conduct business through our branch network. Many of our employees continue to work remotely, which exposes us to increased cybersecurity risks such as phishing, malware, and other cybersecurity attacks, all of which could expose us to liability and could seriously disrupt our business operations.

A resurgence of the COVID-19 pandemic, or a similar crisis, could negatively impact our capital, liquidity, and other financial positions and our business, results of operations, and prospects. A resurgence in spread, caused by the rise of new variants, could affect significantly more households and businesses, or cause additional limitations on commercial activity, increased unemployment, increased property vacancy rates and general economic and financial instability. A slow-down or reversal in the economic recovery of the regions in which we conduct our business could result in declines in loan demand and collateral values. Negative impacts on our customers caused by COVID-19 or other pathogens could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. Future actions of governmental authorities taken in response to a pandemic or similar crisis, such as eviction forbearance, occupancy restrictions, vaccine mandates, or suspension of mortgage foreclosures, could have a negative impact on our business.

If we are not able to retain or attract key employees, or if we were to suffer the loss of a significant number of employees, we could experience a disruption in our business.

If a key employee or a substantial number of employees depart or become unable to perform their duties, it may negatively impact our ability to conduct business as usual. Unanticipated departures might require us to divert resources from other areas of our operations, which could create additional stress for other employees, including those in key positions. The loss of qualified and key personnel, or an inability to continue to attract, retain and motivate key personnel could adversely affect our business and consequently impact our financial condition and results of operations.

Our risk management framework may not be effective in mitigating risks and losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risks to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk of loss to us. If our framework is not effective, we could suffer unexpected losses and our financial condition, operations or business prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

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

Furthermore, the long-term impacts of climate change will have a negative impact on our customers and their business. Physical risks include extreme storms or wildfires that damage or destroy property and inventory securing loans we make, or may interrupt our customer’s business operations, putting them in financial difficulty, and increasing the risk of default. Our customers are also facing changes in energy and commodity prices driven by climate change, as well as new regulatory requirements resulting in increased operational costs.

Regulatory and Litigation Risks

Failure to comply with the 2020 and 2013 Consent Orders from the Consumer Financial Protection Bureau regarding our Home Mortgage Disclosure Act submissions could result in additional regulatory enforcement action.

In March 2020, the Consumer Financial Protection Bureau (the “CFPB”) Office of Enforcement formally notified us of alleged violations of the Home Mortgage Disclosure Act (“HMDA”) associated with our HMDA reporting submissions. The CFPB alleged that the Bank did not accurately report all required relevant information within the annual HMDA submissions. We responded to the CFPB, noting that the Bank has instituted enhanced procedures to ensure compliance with HMDA, and submitted amended HMDA filings. In October 2020, after further discussions with the CFPB, we entered into a consent order related to our HMDA reporting, under which we agreed to pay a $200,000 civil money penalty and implement a HMDA compliance management system while adhering to a compliance plan. The consent order will be in effect for 10 years. We had previously entered into a consent order with the CFPB in 2013, also relating to HMDA reporting deficiencies, resulting in a $34,000 civil money penalty. The 2013 HMDA Consent Order remains in effect. Any further deficiencies in our HMDA reporting submissions could result in additional regulatory enforcement actions, cause us to incur additional significant compliance costs and subject us to larger fines. Moreover, continued deficiencies in our HMDA reporting could have serious reputational consequences for the Bank. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

Non-Compliance with the USA PATRIOT Act, Bank Secrecy Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Community Reinvestment Act, Fair Lending Laws, Flood Insurance Reform Act or other laws and regulations could result in fines or sanctions, and curtail our expansion opportunities.

Financial institutions are required under the USA PATRIOT Act of 2001 (the “Patriot Act”) and Bank Secrecy Act ("BSA") to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department's Office of Financial Crimes Enforcement Network. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Our failure or our inability to comply with the

Patriot Act and BSA statutes and regulations could result in fines or penalties, curtailment of expansion opportunities, enforcement actions, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations, and we were subject to a Consent Order and have paid a civil money penalty with respect to our Anti Money Laundering/Combating the Financing of Terrorism Program, (“AML/CFT Program”) (formerly known as our BSA Program), as described below. In addition, the U.S. Government imposed and is expected to continue to expand laws and regulations relating to residential and consumer lending activities that could create significant new compliance burdens and financial costs.

The Bank was previously subject to a Consent Order from the Office of the Comptroller of the Currency (“OCC”) for its BSA program that was issued in February 2018 (the “BSA Consent Order”). The BSA Consent Order resulted in the Bank incurring significant expenses to implement an effective AML/CFT Program, including payment of a $2,500,000 civil money penalty. The OCC terminated the BSA Consent Order in December 2021. However, the Bank remains subject to the BSA, the Patriot Act, and other laws and regulations requiring financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. Failure to maintain an effective AML/CFT program could have serious business, financial and reputational consequences for the Bank. Any of these results could have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly regulated industry, which limits the manner and scope of our business activities.

We are subject to extensive supervision, regulation and examination by the WDFI, CFPB and the FDIC. In addition, the FRB is responsible for regulating the holding company. This regulatory structure is designed primarily for the protection of the deposit insurance funds and consumers and not to benefit our shareholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity, data reporting and various other factors. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Under this structure the WDFI, the FDIC, the CFPB and the Federal Reserve have broad discretion to impose restrictions and limitations on our operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations. In particular, the FDIC has specific authority to take “prompt corrective action,” if the Bank’s capital falls below its current “well capitalized” level, including limiting the Bank’s ability to take brokered deposits, requiring the Bank to raise additional capital and subject it to progressively more severe restrictions on its operations, management and capital distributions, and replacement of senior executive officers and directors. If the Bank ever became “critically undercapitalized,” it would also be subject to the appointment of a conservator or receiver.

Failure to comply with applicable laws and regulations can result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements and cease and desist orders; identified deficiencies in our HMDA reporting and AML/CFT programs have resulted in Consent Orders from the CFPB and OCC, required us to incur significant expenses and compliance costs and subjected us to civil penalties. Failure to meet regulatory requirements could require the Bank to incur additional significant costs in order to bring our programs and operations into compliance, negatively impact our reputation, and have a material adverse effect on our business, financial condition and results of operations.

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

The recent failures of Silicon Valley Bank and Signature Bank are expected to result in modifications to or additional laws and regulations governing banks and bank holding companies, including increasing capital requirements, modifications to regulatory requirements with respect to liquidity risk management, deposit concentrations, capital adequacy, stress testing and contingency planning, and safe and sound banking practices, or enhanced supervisory or enforcement activities. Other legislative initiatives could detrimentally impact our operations in the future. Regulatory bodies may enact new laws or promulgate new regulations or view matters or interpret laws and regulations differently than they have in the past, or commence investigations or inquiries into our business practices. For example, the Biden Administration announced a government-wide effort to eliminate “junk fees” which could subject our business practices to even further scrutiny. The CFPB’s action on junk fees thus far has largely focused on fees associated with deposit products, such as “surprise” overdraft fees and non-sufficient funds fees. However, what constitutes a “junk fee” remains undefined. The CFPB is actively soliciting consumer input on fee practices associated with other consumer financial products or services, signaling that the “junk fee” initiative is likely to continue to broaden in scope. As a result of this regulatory focus, we have changed how we assess overdraft and non-sufficient funds fees and we may be required to implement additional changes based on regulatory directives or guidance. Such changes have led to and may continue to cause a reduction in our non-interest income thus impacting our overall net income.

The extent of the impact of any future legislation will be dependent on the specific details of the final legislation passed, if any, but the potential changes outlined above could, among other things, increase our costs, limit our ability to pursue business opportunities and the types of financial services and products we may offer, and impact future growth, any of which could materially and adversely affect our business, results of operations or financial condition.

Deposit insurance premiums could increase further in the future.

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund ("DIF") at a specific level. Historically, unfavorable economic conditions increased bank failures and these additional bank failures decreased the DIF. Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the ratio of the DIF to total insured deposits to fall below the current statutory minimum of 1.35%. In order to restore the DIF to its statutorily mandated minimums, the FDIC significantly increased deposit insurance premium rates, including the Bank's, resulting in increased expenses. The revised assessment rate schedules became effective January 1, 2023, and are applicable to the first quarterly assessment period of 2023 (i.e., January 1 through March 31, 2023, with an invoice payment date of June 30, 2023). The FDIC may further increase the assessment rates or impose additional special assessments in the future to restore and then steadily increase the DIF to these statutory target levels. Any increase in the Bank's FDIC premiums could have an adverse effect on its business, financial condition and results of operations. FDIC insurance premiums could increase in the future in response to similar declining economic conditions.

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

Banking institutions are also increasingly the target of class action lawsuits, including claims alleging deceptive practices or violations of account terms in connection with non-sufficient funds or overdraft charges and violations of the Fair Labor Standards Act (“FLSA”). In 2022, the Bank paid $495,000 plus claims administrative expenses to settle a class action lawsuit related to allegations of improper assessments of overdraft and insufficient funds fees. In April 2023, we received a letter from an attorney alleging violations of the FLSA and seeking to recover damages for allegedly unpaid wages and overtime for certain of our non-exempt employees. We do not believe these allegations have merit and will oppose any lawsuit if one is filed. If this, or another class action lawsuit is filed or determined adversely to us, or we were to enter into a settlement agreement in connection with such a matter, we could be exposed to monetary damages, reputational harm, or subject to limits on our ability to operate our business, which could have an adverse effect on our financial condition, and operating results.

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

The recent high-profile bank failures have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. While the Department of the Treasury, the FRB, and the FDIC have taken steps to ensure that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly. If other banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, it could cause further disruption to the financial services industry and customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations.

Reflecting concerns about liquidity and the uncertain economic environment, many lenders have reduced funding to borrowers. This tightening of credit has also contributed to a lack of consumer confidence and increased market volatility.

A worsening of any of the foregoing conditions would likely exacerbate the adverse effects of these challenging market conditions on us and others in the banking industry. In particular, we may face increased regulation of our industry, including increased compliance costs and limitations on our ability to pursue business opportunities; significantly higher Federal Deposit Insurance Corporation premiums; adverse impacts on our stock price and volatility of our Common Stock; and increased competition for deposits due to a lack of consumer confidence in regional banks. If these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition.

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

We have significant investments in bank premises and equipment for our branch network as well as our retail work force and other branch banking assets. Advances in technology such as e-commerce, telephone, internet and mobile banking, and in-branch self-service technologies including automatic teller machines and other equipment, as well as changing customer preferences for these other methods of accessing our products and services, could decrease the value of our branch network or other retail distribution assets and may cause us to change our retail distribution strategy, close and/or sell certain branches or parcels of land held for development and restructure or reduce our remaining branches and work force. As a result of the current market environment and customer behavior, we have undertaken a branch optimization strategy that has led to the closure, consolidation or sale of certain branches in our network. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets and may lead to increased expenditures to renovate and reconfigure remaining branches or to otherwise further reform our retail distribution channel. In addition, any changes in our branch network strategy could adversely impact our business, financial condition or operations if it results in the loss of customers or deposits which we rely on as a low cost and stable source of funds for our loans and operations.

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

Foreclosure process issues and the potential legal and regulatory responses to them could negatively impact the process and timing to completion of foreclosures for residential mortgage lenders, including the Bank. During the COVID-19 emergency, certain states in which we do business enacted temporary stays on evictions and foreclosures, or instituted a right to forbearance for homeowners experiencing financial hardship. Even before the adoption of these emergency policies, foreclosure timelines have increased in recent years due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases as a result of economic downturns, additional consumer protection initiatives related to the foreclosure process and voluntary or mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure. Should these stays or rights to forbearance be enacted again, or if new legislation is passed regarding residential foreclosures, we may be limited in our ability to take timely possession of real estate assets collateralizing loans, which may increase our loan losses. Increases in the foreclosure timeline may also have an adverse effect on collateral values and the our ability to minimize our losses.

Impairment of goodwill may adversely impact future results of operations.

Accounting standards require that we account for acquisitions using a method that could result in goodwill. If the purchase price of the acquired company exceeds the fair value of the acquired net assets, the excess will be included in the Company's Statement of Financial Condition as goodwill. The Company has a significant goodwill balance and, in accordance with GAAP, we evaluate it for impairment at least annually and more often if events or circumstances indicate the possibility of impairment. Evaluations may be based on many factors, some of which are the price of our Common Stock, discounted cash flow projections and data from comparable market acquisitions. A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate or slower growth rates could result in impairment of our goodwill. Future evaluations of goodwill may result in the impairment and write-down of our goodwill balance which could have a material adverse impact on our earnings and adversely affect our operating results.

Competitive Risks

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

The Company’s entry into California may present increased risk that may adversely impact our business, prospects and financial condition.

The merger will result in WaFd significantly expanding our operations into the state of California where we have limited operating experience. The banking and financial services business in California is highly competitive. Our entry into California will present us with different competitive conditions and we will be required to compete for loans, deposits and customers for financial services with many new competitors in California. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than we do. As a result, there can be no assurance that we will be able to compete effectively in California, and the results of our operations could be materially and adversely affected if we are unable to compete effectively.

Security Ownership Risks

Our ability to pay dividends is subject to limitations that may affect our ability to continue to pay dividends to shareholders.

The Company is a separate legal entity from the bank subsidiary and does not have significant operations of its own. The availability of dividends from the Bank is limited by the Bank's earnings and capital, as well as various federal and state statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the Bank may not be able to pay dividends to the Company. If the Bank is unable to pay dividends to the Company, then we may not be able to pay dividends on our preferred or Common Stock to our shareholders. If the Bank earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, then our liquidity may be affected and our stock price may be negatively affected by our inability to pay dividends, which will have an adverse impact on both the Company and our shareholders.

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

The market price of our Common Stock could fluctuate substantially in the future in response to a number of factors, including those discussed below. The market price of our Common Stock has in the past fluctuated significantly. We expect to see additional volatility in the financial markets due to the uncertainty caused by the continuing global conflicts, commodity shortages and price fluctuations, recent bank failures, uncertainty over the U.S. government debt ceiling, risks of government shutdowns and changing Federal Reserve policy. Some additional factors that may cause the price of our Common Stock to fluctuate include:

•general conditions in the financial markets and real estate markets.
•macro-economic and political conditions in the U. S. and the financial markets generally.
•variations in the operating results of the Company and our competitors.
•events affecting other companies that the market deems comparable to the Company.
•changes in securities analysts' estimates of our future performance and the future performance of our competitors.
•announcements by the Company or our competitors of mergers, acquisitions and strategic partnerships, including the pending merger with Luther Burbank.
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

If the merger with Luther Burbank is approved, the Company’s shareholders will have less influence as a shareholder of the combined company than as a shareholder of Company.
The Company’s shareholders currently have the right to vote in the election of the Board of Directors and on other matters affecting the Company. Based on WaFd’s stock price as of November 1, 2023, following completion of the merger, the shareholders of Luther Burbank as a group are expected to hold a maximum ownership interest of approximately 21% of the Company. As a result, after the merger, a current Company's shareholders’ percentage ownership of the combined company will be smaller than such shareholder’s current percentage ownership of the Company’s Common Stock.

There may be future sales or other dilution of the Company's equity, which may adversely affect the market price of our common stock or depositary shares.

Our Board of Directors is authorized to cause the Company to issue one or more classes or series of preferred stock junior to our Series A Preferred Stock from time to time without any action on the part of our shareholders, and our Board of Directors also has the power, without shareholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over the Common Stock with respect to dividends or upon our dissolution, winding up and liquidation and other terms.

The issuance of any additional shares of common or of preferred stock or convertible securities or the exercise of such securities could be substantially dilutive to existing shareholders. We may also elect to use Common Stock to fund new acquisitions, which will further dilute existing shareholders. Holders of our Common Stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders.

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

If we need additional funds for our liquidity needs, we may seek additional debt to achieve our long-term business objectives. Such borrowings, if sought, may not be available to us or, if available, may not be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our business, financial condition and results of operations may be adversely affected.

A person holding our Common Stock could have the voting power of their shares of Common Stock on all matters significantly reduced under Washington's anti-takeover statutes, if the person acquires 10% or more of the voting stock of the Company.

We are incorporated in the state of Washington and subject to Washington state law. Some provisions of Washington state law could interfere with or restrict takeover bids or other change-in-control events affecting us. For example, Chapter 23B.19 of the Washington Business Corporation Act, with limited exceptions, prohibits a “target corporation” from engaging in specified “significant business transactions” for a period of five years after the share acquisition by an acquiring person, without complying with certain shareholder approval requirements. An acquiring person is defined as a person or group of persons that beneficially own 10% or more of our voting securities. Such prohibited transactions include, among other things:

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
Not applicable.

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company’s Common Stock is traded on the Nasdaq Global Select Market of The Nasdaq Stock Market LLC under the symbol “WAFD.” At September 30, 2023, the number of shareholders of record was 1,045. This figure does not represent the actual number of beneficial owners of Common Stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

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

Issuer Purchases of Equity Securities

The Company’s stock repurchase program was publicly announced by the board of directors on February 3, 1995 and has no expiration date. Under this program, a total of 76,956,264 shares of the Company’s Common Stock have been authorized for repurchase. The following table shows the share repurchases made for the three months ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2023 to July 31, 2023	211	$30.25	211	2,559,400
August 1, 2023 to August 31, 2023	217	30.55	217	2,559,183
September 1, 2023 to September 30, 2023	—	—	—	2,559,183
Total	428	$30.41	428	2,559,183

Performance Graphs

The following graphs compare the cumulative total return to WaFd shareholders (stock price appreciation plus reinvested dividends) to the cumulative total return of the Nasdaq Stock Market Index (U.S. Companies) and the KBW Bank Index for the five year period ended September 30, 2023, and since WaFd first became a publicly traded company on November 9, 1982, respectively. The graphs assume that $100 was invested on September 30, 2018, and November 9, 1982, respectively, in WaFd Common Stock, the Nasdaq Stock Market Index and the Nasdaq Financial Stocks Index, and that all dividends were reinvested. Management of WaFd cautions that the stock price performance shown in the graphs below should not be considered indicative of potential future stock price performance.

$225
$200
$175
$150
$125
$100
$75
$50
2018
2019
2020
2021
2022
2023
WAFD
NASDAQ INDEX
KBW Bank Index

$20,100
$15,100
$10,100
$5,100
$100
1982
1983
1984
1985
1986
1987
1988
1989
1990
1991
1992
1993
1994
1995
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
WAFD
NASDAQ INDEX
NASDAQ FINANCIAL INDEX

Item 6.                 [Reserved]

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

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. For management's review of the factors that affected our results of operations for the years ended September 30, 2022 and 2021, refer to our Annual Report on Form 10-K for the year ended September 30, 2022, which was filed with the Securities and Exchange Commission on November 18, 2022.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts within the consolidated financial statements. Actual results may differ from these estimates. While our significant accounting policies are described in more detail in Note A to the Consolidated Financial Statements, we believe that the accounting policies discussed below are critical for understanding our historical and future performance. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of the matters that are inherently uncertain.
Allowance for Credit Losses. Management’s determination of the amount of the ACL is a critical accounting estimate as it requires significant reliance on the credit risk we ascribe to individual borrowers, the use of estimates and significant judgment as to the amount and timing of expected future cash flows on individually evaluated loans, significant reliance on historical loss rates on homogeneous portfolios, consideration of our quantitative and qualitative evaluation of past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts.

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

Goodwill. Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. We have determined our goodwill balance is all related to a single reporting unit and perform an annual impairment assessment on August 31st, or sooner if an impairment indicator exists. We perform a quantitative impairment assessment and, upon performing the quantitative test, if the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

When performing the quantitative assessment of goodwill impairment, we estimate the fair value of our reporting unit using the market capitalization approach, based on quoted market prices of our securities, adjusted for the effect of a control premium. Based on the results of the annual quantitative evaluation for 2023, the fair value of our single reporting unit exceeded its respective carrying value and did not result in impairment for the reporting unit.

The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value. While the Company believes the judgments and assumptions used in the goodwill impairment test are reasonable, different assumptions or changes in general industry, market and macro-economic conditions could change the estimated fair values and, therefore, future impairment charges could be required, which could be material to the consolidated financial statements.
Select information regarding the ACL is under the "Allowance for Credit Losses" heading within this section below. For further details on the ACL or goodwill, see Notes A and E to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

UPDATE ON LUTHER BURBANK MERGER
On November 13, 2022, the Company announced that it had entered into a definitive agreement and plan of reorganization with Luther Burbank Corporation (“Luther Burbank”), pursuant to which Luther Burbank will be merged with and into WaFd with WaFd as the surviving institution, promptly followed by the merger of Luther Burbank’s wholly-owned bank subsidiary, Luther Burbank Savings, (“LBS”) with and into WaFd Bank (the “Merger”). The proposed Merger is an all-stock transaction valued at approximately $654 million based upon the closing price of the Company’s Common Stock on November 11, 2022. As part of the merger agreement, Luther Burbank shares of Common Stock will be converted into, and canceled in exchange for, the right to receive 0.3353 shares of the Company’s Common Stock, with Luther Burbank shareholders receiving cash in lieu of fractional shares of Company Common Stock. The Company has submitted an application for approval of the Merger to the Washington State Department of Financial Institutions (“WDFI”), the Federal Deposit Insurance Corporation (“FDIC”) and the Board of Governors of the Federal Reserve System (“Federal Reserve”). Shareholders of both companies approved the Merger at special meetings of their respective shareholders on May 4, 2023. On October 13, 2023, the WDFI approved the Merger subject to approval by the Federal Reserve and the FDIC. The Company continues to work with the Federal Reserve and the FDIC to receive their approval. Luther Burbank is headquartered in Santa Rosa, CA and operates 10 full service branches in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
California, 1 full service branch in Washington, 6 loan production offices in California and one loan production office in Oregon. If approved, the Merger will result in the Bank’s footprint expanding to include the state of California.

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
Despite these negative industry developments, the Company's liquidity position and balance sheet remain strong and the Company did not experience negative impacts to its financial condition outside of those observed generally across the industry, such as increasing funding costs. The Company experienced net deposit inflows for the year ending September 30, 2023 with total deposits increasing slightly by 0.25%. Our deposit base is highly diversified with little industry or customer concentration and 74% of total deposits are FDIC insured or collateralized as of September 30, 2023. Furthermore, the Company remains well capitalized. The Company's capital at September 30, 2023 remains at high levels with common equity tier 1 capital ("CET1") and total risk-based capital ratios of 10.37% and 13.31%, respectively, for the Company and 11.63% and 12.81% for the Bank, respectively, which exceed the regulatory minimum well-capitalized guidelines of 6.50% and 10.00%.
The FDIC has approved a final rule to implement a special assessment to recover the loss to the DIF following the recent bank closures. The special assessment will be 13.4 basis points applied to estimated uninsured deposits greater than $5 billion, collected over eight quarterly assessment periods beginning in the first quarterly assessment period of 2024. The assessment is subject to true ups based on the changes to the estimated loss from the receiverships and corrective amendments to the amount of uninsured deposits reported for December 31, 2022. Management does not expect the resulting expense to be material to its financial results given the Company's low level of uninsured deposits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ALLOWANCE FOR CREDIT LOSSES
The following table provides detail regarding the Company's allowance for credit losses (periods prior to 2020 applied the incurred loss model as the current expected credit loss methodology ("CECL") was implemented in 2020).

Twelve Months Ended September 30,	2023	2022	2021	2020	2019
	(In thousands)
Beginning balance	$172,808	$171,300	$166,955	$131,534	$129,257
Charge-offs:
Commercial loans
Multi-Family	—	—	—	—	—
Commercial Real Estate	—	529	—	111	428
Commercial & Industrial Loans	45,856	1,202	31	4,196	5,782
Construction	—	—	—	—	—
Land – Acquisition & Development	—	11	2	11	107
Total commercial loans	45,856	1,742	33	4,318	6,317
Consumer loans
Single-Family Residential	34	—	106	131	268
Construction – Custom	—	—	—	—	1,973
Land – Consumer Lot Loans	—	27	—	237	804
HELOC	—	—	—	—	1,086
Consumer	580	370	286	1,069	1,028
Total consumer loans	614	397	392	1,437	5,159
	46,470	2,139	425	5,755	11,476
Recoveries:
Commercial loans
Multi-Family	—	—	—	498	—
Commercial Real Estate	103	984	2,789	2,447	1,102
Commercial & Industrial Loans	93	73	92	443	3,443
Construction	—	2,179	—	188	99
Land – Acquisition & Development	78	70	622	2,070	7,457
Total commercial loans	274	3,306	3,503	5,646	12,101
Consumer loans
Single-Family Residential	568	1,002	2,026	1,394	1,020
Construction – Custom	—	—	—	—	—
Land – Consumer Lot Loans	23	48	168	639	719
HELOC	2	351	52	95	46
Consumer	502	940	1,021	1,252	1,167
Total consumer loans	1,095	2,341	3,267	3,380	2,952
	1,369	5,647	6,770	9,026	15,053
Net charge-offs (recoveries)	45,101	(3,508)	(6,345)	(3,271)	(3,577)
ASC 326 Adoption Impact	—	—	—	17,750	—
Provision (release) for loan losses and transfers	49,500	(2,000)	(2,000)	14,400	(1,300)
Ending balance (1)	$177,207	$172,808	$171,300	$166,955	$131,534
Ratio of net charge-offs (recoveries) to average loans outstanding	0.26%	(0.02)%	(0.05)%	(0.03)%	(0.03)%
(1) This does not include a reserve for unfunded commitments of $24,500,000, $32,500,000, $27,500,000, $25,000,000 and $6,900,000 as of September 30, 2023, 2022, 2021, 2020 and 2019 respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows changes in the Company's allowance for credit losses since the prior year.

	September 30, 2023	September 30, 2022	$ Change	% Change
(In thousands)
Allowance for credit losses:
Commercial loans
Multi-family	$13,155	$12,013	$1,142	10%
Commercial real estate	28,842	25,814	3,028	12%
Commercial & industrial	58,773	57,210	1,563	3%
Construction	29,408	26,161	3,247	12%
Land - acquisition & development	7,016	12,278	(5,262)	(43)%
Total commercial loans	137,194	133,476	3,718	3%
Consumer loans
Single-family residential	28,029	25,518	2,511	10%
Construction - custom	2,781	3,410	(629)	(18)%
Land - consumer lot loans	3,512	5,047	(1,535)	(30)%
HELOC	2,859	2,482	377	15%
Consumer	2,832	2,875	(43)	(1)%
Total consumer loans	40,013	39,332	681	2%
Total allowance for loan losses	177,207	172,808	4,399	3%
Reserve for unfunded commitments	24,500	32,500	(8,000)	(25)%
Total allowance for credit losses	$201,707	$205,308	$(3,601)	(2)%

The allowance for loan losses increased by $4,399,000, or 2.55%, from $172,808,000 as of September 30, 2022, to $177,207,000 at September 30, 2023. As of September 30, 2023, the allowance of $177,207,000 is for loans that are evaluated on a pooled basis, which was comprised of $107,049,000 related to the quantitative component and $70,158,000 related to management's qualitative overlays.
The Company recorded a provision for credit losses of $41,500,000 in 2023, compared to a provision of $3,000,000 for 2022. These amounts are net of provision and recapture related to the unfunded commitments reserve. In 2023, provisioning was largely due to adjustments resulting from one large charge-off taken, offset by reduced unfunded commitment balances. For the year ended September 30, 2023, net charge-offs were $45,101,000, compared to recoveries of $3,508,000 in the prior year. The ratio of the total ACL to total gross loans decreased to 1.03% as of September 30, 2023, as compared to 1.06% as of September 30, 2022. The decrease was primarily related to a shift in mix of loan types within the portfolio. Loan portfolios with lower historical losses, like multi-family and single family residential saw increased balances while those with higher historical losses, like construction, saw decreases.
The reserve for unfunded loan commitments was $24,500,000 as of September 30, 2023, compared to $32,500,000 as of September 30, 2022.
Management believes the total ACL is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth the amount of the Company’s allowance for loan losses by loan portfolio and class (periods prior to 2020 applied the incurred loss model as CECL was implemented in 2020).

September 30,	2023			2022			2021			2020			2019
	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)
	($ in thousands)
Commercial loans
Multi-family	$13,155	16.4%	0.5%	$12,013	16.2%	0.5%	$16,949	16.3%	0.8%	$13,853	11.8%	0.9%	$7,391	11.7%	0.5%
Commercial real estate	28,842	18.8	0.9	25,814	19.1	0.8	23,437	17.4	1.0	22,516	14.4	1.2	13,170	13.5	0.8
Commercial & industrial	58,773	12.9	2.6	57,210	14.2	2.5	45,957	16.3	2.0	38,665	16.5	1.8	31,450	10.5	2.5
Construction	29,408	10.4	1.6	26,161	8.7	1.9	25,585	7.9	2.3	24,156	10.5	1.8	32,304	9.6	2.8
Land – acquisition & development	7,016	0.9	4.7	12,278	1.3	5.8	13,447	1.3	7.5	10,733	1.2	7.0	9,155	1.3	5.7
Total commercial loans	137,194			133,476			125,375			109,923			93,470
Consumer loans
Single-family residential	28,029	36.4	0.4	25,518	35.4	0.4	30,978	35.5	0.6	45,186	40.8	0.9	30,988	48.2	0.5
Construction – custom	2,781	1.8	0.9	3,410	2.4	0.9	4,907	2.5	1.4	3,555	2.3	1.2	1,369	2.1	0.5
Land – consumer lot loans	3,512	0.7	2.9	5,047	0.9	3.4	4,939	1.0	3.4	2,729	0.8	2.7	2,143	0.8	2.2
HELOC	2,859	1.3	1.2	2,482	1.3	1.2	2,390	1.2	1.5	2,571	1.1	1.8	1,103	1.2	0.8
Consumer	2,832	0.4	4.2	2,875	0.5	4.0	2,711	0.6	3.2	2,991	0.6	3.6	2,461	1.1	1.9
Total consumer loans	40,013			39,332			45,925			57,032			38,064
Total allowance for loan losses (3)	$177,207	100%		$172,808	100%		$171,300	100%		$166,955	100%		$131,534	100%
 ___________________
(1)Represents the loans receivable for each respective loan class as a % of total loans receivable.
(2)Represents the allowance for each respective loan class as a % of loans receivable for that same loan class. The underlying commercial & industrial loan balances for September 30, 2023, 2022, 2021, 2020 include PPP loans for which no allowance was recorded. These PPP loan balances were $1,000,000, $10,000,000, $312,000,000 and $745,000,000 as of September 30, 2023, 2022, 2021, and 2020 respectively.
(3)This does not include a reserve for unfunded commitments of $24,500,000, $32,500,000, $27,500,000, $25,000,000 and $6,900,000 as of September 30, 2023, 2022, 2021, 2020 and 2019, respectively.

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
If a loan is on non-accrual status before becoming a TDR, it will stay on non-accrual status following restructuring until it has been performing for at least six months, at which point it may be moved to accrual status. If a loan is on accrual status before it becomes a TDR, and it is concluded that a full repayment is highly probable, it will remain on accrual status following restructuring. If the homogeneous restructured loan does not perform, it is placed in non-accrual status when it is 90 days delinquent. For commercial loans, six consecutive payments on newly restructured loan terms are required prior to returning the loan to accrual status. After the required six consecutive payments are made, a management assessment may conclude that collection of the entire principal and interest due is still in doubt. In those instances, the loan will remain non-accrual. A loan that defaults and is subsequently modified would impact the Company's delinquency trend, which is part of the qualitative risk factors component of the CECL methodology. Any modified loan that re-defaults and is charged-off would impact the quantitative component of the CECL methodology.

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
The Bank will consider modifying the interest rate and terms of a loan if it determines that a modification is deemed to be the best option available for collection in full or to minimize the loss to the Bank. Most loans restructured in TDRs are accruing and performing loans where the borrower has proactively approached the Bank about a modification due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The modification of these loans is typically a payment reduction through a rate reduction of between 100 to 200 bps for a specific term, usually six to twelve months. Interest-only payments may also be approved during the modification period. Principal forgiveness generally is not an available option for restructured loans. As of September 30, 2023, single-family residential loans comprised 84.7% of restructured loans. The Bank reserves for restructured loans within its pool based general reserve methodology, except in instances where management considers it appropriate to evaluate individually.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth information regarding the Company's restructured loans and non-performing assets.

September 30,	2023	2022	2021	2020	2019
	(In thousands)
Performing restructured loans	$45,167	$55,823	$63,655	$89,072	$116,659
Non-performing restructured loans	950	994	1,473	2,336	5,018
Total restructured loans	46,117	56,817	65,128	91,408	121,677
Non-accrual loans:
Commercial loans
Multi-family	5,127	5,912	475	—	—
Commercial real estate	23,435	4,691	8,038	3,771	5,835
Commercial & industrial	6,082	5,693	365	329	1,292
Construction	—	—	505	1,669	—
Land – acquisition & development	—	—	2,340	—	169
Total commercial loans	34,644	16,296	11,723	5,769	7,296
Consumer loans
Single-family residential	14,918	17,450	19,320	22,431	25,271
Construction – custom	88	435	—	—	—
Land – consumer lot loans	9	84	359	243	246
HELOC	736	233	287	553	907
Consumer	27	36	60	60	11
Total consumer loans	15,778	18,238	20,026	23,287	26,435
Total non-accrual loans (1)	50,422	34,534	31,749	29,056	33,731
Real estate owned	4,149	6,667	8,204	4,966	6,781
Other property owned	3,353	3,353	3,672	3,673	3,314
Total non-performing assets	57,924	44,554	43,625	37,695	43,826
Total non-performing assets and performing restructured loans	$103,091	$100,377	$107,280	$126,767	$160,485
Total non-performing assets and restructured loans as a percent of total assets	0.46%	0.48%	0.55%	0.67%	0.97%
Total non-performing assets to total assets	0.26%	0.21%	0.22%	0.20%	0.27%
___________________
(1)    For the year ended September 30, 2023, the Company recognized $2,824,000 in interest income on cash payments received from borrowers on non-accrual loans. The Company would have recognized interest income of $1,981,000 for the same period had these loans performed according to their original contract terms. The recognized interest income may include more than twelve months of interest for some of the non-accrual loans that were brought current or paid off. In addition to the non-accrual loans reflected in the above table, the Company had $263,075,000 of loans that were less than 90 days delinquent at September 30, 2023 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total non-performing assets and performing restructured loans as a percent of total assets would have increased to 1.63% at September 30, 2023. For a discussion of the Company's policy for placing loans on non-accrual status, see Note A to the Consolidated Financial Statements included in Item 8 of this report.

Non-performing assets increased 30.0% to $57,924,000, or 0.26% of total assets, at September 30, 2023, compared to $44,554,000, or 0.21% of total assets, at September 30, 2022. The increase was primarily a result of an increase of $15,888,000 in non-accrual loans partially offset by a $2,518,000 decline in real estate owned. Other property owned of $3,353,000 as of September 30, 2023 is comprised entirely of a government guarantee related to equipment obtained via a commercial loan foreclosure.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
TDRs declined to $46,117,000 as of September 30, 2023, from $56,817,000 as of September 30, 2022. As of September 30, 2023, $45,167,000 or 97.9% of TDRs were performing. Non-performing TDRs of $950,000 are included in NPAs. Total NPAs and performing TDRs as a percent of total assets have declined to 0.46% as of September 30, 2023, from 0.48% as of September 30, 2022. During 2023, there were no TDR additions and reductions of $10,700,223 due to prepayments and normal payment activity. As of September 30, 2023, 84.7% of TDRs are comprised of single-family residential loans.

As of September 30, 2023, real estate owned totaled $4,149,000, a decrease of $2,518,000, or 37.8%, from $6,667,000 as of September 30, 2022, primarily due to sales of REO properties offset by new REO additions. During 2023, the Company sold real estate owned properties for total net proceeds of $7,192,000. The majority of REO properties are former bank premises that are expected to be sold.
The ratio of the allowance for loan losses to non-accrual loans decreased to 351% as of September 30, 2023, from 500% as of September 30, 2022.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents: Cash and cash equivalents increased to $980,649,000 at September 30, 2023, as compared to $683,965,000 at September 30, 2022. The change was meant to increase balance sheet liquidity and was used to fund growth in the loan portfolio. The increase in cash was the result of the $40,759,000 increase in customer accounts and $1,525,000,000 increase in borrowings.
Available-for-sale investment securities: Available-for-sale securities decreased $55,940,000, or 2.7%, during the year ended September 30, 2023, to $1,995,097,000, primarily due to principal repayments of $420,154,000, which exceeded purchases of $376,481,000, a $9,360,000 decline in the value of available-for-sale securities, and sales of $1,169,000. As of September 30, 2023, the Company had a net unrealized loss on available-for-sale securities of $123,519,000, which is recorded net of tax within AOCI, compared to an unrealized loss of $111,700,000 as of September 30, 2022.
Substantially all of the Company’s available-for-sale debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The remaining securities are issued by highly-rated municipalities or corporate borrowers. The Company does not believe that any of its available-for-sale debt securities have credit loss impairment as of September 30, 2023, therefore, no allowance was recorded. The impact going forward will depend on the composition, characteristics, and credit quality of the securities portfolios as well as the economic conditions at future reporting periods.
Held-to-maturity investment securities: Held-to-maturity securities decreased by $39,713,000 to $423,586,000, or 8.6%, during the year ended September 30, 2023, primarily due to principal repayments and maturities of $39,414,000. There were no held-to-maturity securities sold during the year ended September 30, 2023. As of September 30, 2023, the net unrealized loss on held-to-maturity securities was $68,398,000, compared to $56,439,000 the year prior, which management attributes to the change in interest rates since acquisition.
All of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss, thus the Company did not record an allowance for credit losses for held-to-maturity securities as of September 30, 2023. The impact going forward will depend on the composition, characteristics, and credit quality of the securities portfolios as well as the economic conditions at future reporting periods.
The table below shows the available-for-sale and held-for-investment securities portfolios categorized by maturity band.

September 30, 2023	Amortized Cost	Weighted Average Yield
	($ in thousands)
Due in less than 1 year	$3,500	6.06%
Due after 1 year through 5 years	231,307	4.61
Due after 5 years through 10 years	426,180	4.55
Due after 10 years	1,881,215	4.27
	$2,542,202	4.35%

For further information on our investment portfolio, see Note C to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Loans receivable: Loans receivable, net of related contra accounts, increased $1,362,986,000, or 8.5%, to $17,476,550,000 at September 30, 2023, from $16,113,564,000 one year earlier. The increase resulted primarily from originations of $4,702,156,000, a decrease to loans-in-process of $1,110,083,000 and loan purchases of $80,015,000, partially offset by loan repayments of $4,435,269,000 during the year ended September 30, 2023. Commercial loan originations accounted for 73.9% of total originations and consumer originations were 26.1% as the Company continues to focus on commercial lending, coupled with growing economies in all major markets in which we operate.
The following table presents loan balances by category and the year-over-year change.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	September 30, 2023		September 30, 2022		Change
	($ in thousands)		($ in thousands)		$	%
Gross loans by category
Commercial loans
Multi-family	$2,907,086	14.8%	$2,645,801	13.6%	$261,285	9.9%
Commercial real estate	3,344,959	17.0	3,133,660	16.2	211,299	6.7
Commercial & industrial	2,321,717	11.8	2,350,984	12.1	(29,267)	(1.2)
Construction	3,318,994	16.9	3,784,388	19.5	(465,394)	(12.3)
Land - acquisition & development	201,538	1.0	291,301	1.5	(89,763)	(30.8)
Total commercial loans	12,094,294	61.6	12,206,134	63.0	(111,840)	(0.9)
Consumer loans
Single-family residential	6,451,270	32.8	5,771,862	29.8	679,408	11.8
Construction - custom	672,643	3.4	974,652	5.0	(302,009)	(31.0)
Land - consumer lot loans	125,723	0.6	153,240	0.8	(27,517)	(18.0)
HELOC	234,410	1.2	203,528	1.0	30,882	15.2
Consumer	70,164	0.4	75,543	0.4	(5,379)	(7.1)
Total consumer loans	7,554,210	38.4	7,178,825	37.0	375,385	5.2
Total gross loans	19,648,504	100%	19,384,959	100%	263,545	1.4%
Less:
Allowance for loan losses	177,207		172,808		4,399	2.5
Loans in process	1,895,940		3,006,023		(1,110,083)	(36.9)
Net deferred fees, costs and discounts	98,807		92,564		6,243	6.7
Total loan contra accounts	2,171,954		3,271,395		(1,099,441)	(33.6)
Net loans	$17,476,550		$16,113,564		$1,362,986	8.5%
The following table summarizes the Company’s loan portfolio balances, at amortized cost, due for the periods indicated based on contractual terms to maturity or repricing.

September 30, 2023	Total	Less than 1 Year	1 to 5 Years	5 to 15 Years	After 15 Years
	(In thousands)
Commercial loans
Multi-family	$2,886,594	$867,201	$1,106,697	$886,054	$26,642
Commercial real estate	3,310,101	1,243,850	979,318	1,078,645	8,288
Commercial & industrial	2,315,318	1,657,668	325,846	307,816	23,988
Construction	1,838,936	1,226,231	138,925	459,569	14,211
Land - acquisition & development	156,661	144,912	9,716	2,033	—
Total commercial loans	10,507,610	5,139,862	2,560,502	2,734,117	73,129
Consumer loans
Single-family residential	6,388,990	75,988	31,645	384,237	5,897,120
Construction - custom	324,451	927	—	37,865	285,659
Land - consumer lot loans	124,842	22,519	7,582	9,469	85,272
HELOC	237,754	237,636	118	—	—
Consumer	70,110	31,532	4,279	34,297	2
Total consumer loans	7,146,147	368,602	43,624	465,868	6,268,053
	$17,653,757	$5,508,464	$2,604,126	$3,199,985	$6,341,182

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The contractual loan payment period for residential mortgage loans originated by the Company normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans typically have a weighted average life of approximately five years.

The following tables provide information regarding loans receivable by loan class and geography.

September 30, 2023	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	(In thousands)
Washington	$298,226	$471,506	$838,104	$319,438	$49,341	$3,097,811	$169,091	$68,492	$31,288	$127,938	$5,471,235
Oregon	522,804	405,230	190,979	206,980	51,643	893,228	34,083	13,221	312	31,693	2,350,173
Arizona	714,683	537,779	110,354	222,113	2,600	789,512	31,715	19,174	129	27,807	2,455,866
Utah	365,150	305,671	93,525	513,443	28,646	557,600	38,668	3,895	21,949	10,785	1,939,332
Texas	417,253	777,543	706,216	329,953	9,468	157,540	1,987	92	11	3,048	2,403,111
New Mexico	138,083	269,856	16,398	72,468	6,050	210,044	9,249	2,777	449	9,699	735,073
Idaho	167,379	186,680	19,119	80,090	4,439	381,482	21,774	12,240	48	17,989	891,240
Nevada	172,805	162,625	47,994	36,072	4,474	284,771	17,884	4,951	23	8,795	740,394
Other	90,211	193,211	292,629	58,379	—	17,002	—	—	15,901	—	667,333
	$2,886,594	$3,310,101	$2,315,318	$1,838,936	$156,661	$6,388,990	$324,451	$124,842	$70,110	$237,754	$17,653,757

Percentage by geographic area
September 30, 2023	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	As % of total gross loans
Washington	1.7%	2.7%	4.7%	1.8%	0.3%	17.5%	1.0%	0.4%	0.2%	0.7%	31.0%
Oregon	3.0	2.3	1.1	1.1	0.3	5.1	0.2	0.1	—	0.1	13.3
Arizona	4.0	3.0	0.6	1.3	—	4.5	0.2	0.1	—	0.2	13.9
Utah	2.1	1.8	0.5	2.9	0.2	3.2	0.1	—	0.1	0.1	11.0
Texas	2.4	4.4	4.0	1.9	0.1	0.8	—	—	—	—	13.6
New Mexico	0.8	1.5	0.1	0.4	—	1.2	0.1	—	—	0.1	4.2
Idaho	0.9	1.1	0.1	0.5	—	2.2	0.1	0.1	—	0.1	5.1
Nevada	1.0	0.9	0.3	0.2	—	1.6	0.1	—	—	—	4.1
Other	0.5	1.1	1.7	0.3	—	0.1	—	—	0.1	—	3.8
	16.4%	18.8%	13.1%	10.4%	0.9%	36.2%	1.8%	0.7%	0.4%	1.3%	100%

Percentage by geographic area as a % of each loan type
September 30, 2023	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC
	As % of total gross loans
Washington	10.3%	14.3%	36.2%	17.4%	31.5%	48.5%	52.1%	54.9%	44.6%	53.8%
Oregon	18.1	12.3	8.2	11.3	33.0	14.0	10.5	10.6	0.4	13.3
Arizona	24.8	16.2	4.8	12.1	1.6	12.3	9.8	15.3	0.2	11.7
Utah	12.6	9.2	4.1	27.9	18.3	8.7	11.9	3.1	31.3	4.5
Texas	14.5	23.5	30.5	17.9	6.0	2.5	0.6	0.1	—	1.3
New Mexico	4.8	8.2	0.7	3.9	3.9	3.3	2.9	2.2	0.7	4.1
Idaho	5.8	5.6	0.8	4.4	2.8	6.0	6.7	9.8	0.1	7.6
Nevada	6.0	4.9	2.1	1.9	2.9	4.4	5.5	4.0	—	3.7
Other	3.1	5.8	12.6	3.2	—	0.3	—	—	22.7	—
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table shows the change in the geographic distribution by state of the loan portfolio since the prior year.

September 30,	2023	2022	Change
Washington	31.0%	32.5%	(1.5)
Oregon	13.3	13.8	(0.5)
Arizona	13.9	14.3	(0.4)
Utah	11.0	9.6	1.4
Texas	13.6	12.2	1.4
New Mexico	4.2	4.4	(0.2)
Idaho	5.1	5.1	—
Nevada	4.1	4.2	(0.1)
Other (1)	3.8	3.9	(0.1)
	100%	100%
(1) Includes loans from outside of our eight state footprint.

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

Interest receivable: Interest receivable was $87,003,000 as of September 30, 2023, an increase of $23,131,000, or 36.2%, since September 30, 2022. The increase was the result of an 8.5% increase in loans receivable combined with the increase in interest rates.

Bank Owned Life Insurance: Bank-owned life insurance increased to $242,919,000 as of September 30, 2023 from $237,931,000 as of September 30, 2022, primarily as a result of increases in the cash surrender value of the policies. The investments in bank-owned life insurance serve to assist in funding growing employee benefit costs.
Intangible assets: The Company's intangible assets totaled $310,619,000 at September 30, 2023 compared to $309,009,000 as of September 30, 2022. The balance at September 30, 2023 is comprised of $304,750,000 of goodwill and the unamortized balance of the core deposit and other intangibles of $5,869,000.

Customer accounts: As of September 30, 2023, customer deposits totaled $16,070,329,000 compared with $16,029,570,000 at September 30, 2022, a $40,759,000, or 0.3%, increase. During 2023, transaction accounts decreased by $1,926,214,000 or 15.2% while time deposits increased by $1,966,973,000 or 58.9%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table shows customer deposits by account type.

	September 30, 2023			September 30, 2022
($ in thousands)	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
Non-interest checking	$2,706,448	16.8%	—%	$3,266,734	20.4%	—%
Interest checking	3,882,715	24.2	2.28	3,497,795	21.8	0.90
Savings	817,547	5.1	0.21	1,059,093	6.6	0.13
Money market	3,358,603	20.9	1.48	4,867,905	30.4	0.49
Time deposits	5,305,016	33.0	3.77	3,338,043	20.8	0.74
Total	$16,070,329	100%	2.12%	$16,029,570	100%	0.51%

The following table shows the geographic distribution by state for customer deposits.

($ in thousands)	September 30, 2023		September 30, 2022		$ Change	% Change
Washington	$7,627,674	47.5%	$7,209,123	45.0%	$418,551	5.8%
Oregon	2,820,338	17.5	2,878,933	18.0	(58,595)	(2.0)%
Arizona	1,635,345	10.2	1,625,957	10.1	9,388	0.6%
New Mexico	1,474,986	9.2	1,363,525	8.5	111,461	8.2%
Idaho	972,424	6.1	1,052,550	6.6	(80,126)	(7.6)%
Utah	662,192	4.1	802,635	5.0	(140,443)	(17.5)%
Nevada	495,794	3.1	534,655	3.3	(38,861)	(7.3)%
Texas	381,576	2.4	562,192	3.5	(180,616)	(32.1)%
	$16,070,329	100%	$16,029,570	100%	$40,759	0.3%

The following table sets forth, by various interest rate categories, the amount of fixed-rate time deposits that mature during the periods indicated.

	Maturing in
September 30, 2023	1 to 3 Months	4 to 6 Months	7 to 12 Months	13 to 24 Months	25 to 36 Months	37 to 60 Months	Total
	(In thousands)
Fixed-rate time deposits:
Under 1.00%	$38,206	$—	$—	$40,274	$31,269	$29,776	$139,525
1.00% to 1.99%	—	—	—	64,262	—	—	64,262
2.00% to 2.99%	624	—	248,349	—	—	—	248,973
3.00% to 3.99%	2,185,246	1,313,508	385,583	—	—	—	3,884,337
4.00% to 4.99%	60,797	1,459	—	404,597	65,300	—	532,153
5.00% and higher	98,920	202,412	98,209	36,225	—	—	435,766
Total	$2,383,793	$1,517,379	$732,141	$545,358	$96,569	$29,776	$5,305,016

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
At September 30, 2023, the Bank had $1,779,272,000 of time deposits in amounts of $250,000 or more outstanding, maturing as follows: $763,615,000 within 3 months; $419,791,000 over 3 months through 6 months; $281,404,000 over 6 months through 12 months; and $314,462,000 thereafter.
Time deposits with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year but less than four years, the penalty is 180 days of interest. When the maturity is greater than four years, the penalty is 365 days of interest. Early withdrawal penalty fee income for the years ended 2023, 2022 and 2021 amounted to $1,618,000, $267,000 and $198,000, respectively.
For additional details on customer accounts, including uninsured deposits, see Note K to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Borrowings: Total borrowings increased to $3,650,000,000 as of September 30, 2023, as compared to $2,125,000,000 at September 30, 2022. Growth in loans receivable was largely funded by new borrowings from both the FHLB and FRB. The weighted average rate for borrowings was 3.98% as of September 30, 2023, versus 2.02% at September 30, 2022, the increase being primarily due to higher rates on new short-term borrowings. The Company has entered into interest rate swaps to hedge interest rate risk and convert certain FHLB advances to fixed rate payments. Taking into account these hedges, the weighted average effective maturity of FHLB advances at September 30, 2023 is 2.01 years.

RESULTS OF OPERATIONS
COMPARISON OF 2023 RESULTS WITH 2022
Net Income: Net income increased $21,096,000, or 8.9%, to $257,426,000 for the year ended September 30, 2023, as compared to $236,330,000 for the year ended September 30, 2022. The change was due to the factors described below.
Net Interest Income: For the year ended September 30, 2023, net interest income was $690,234,000, an increase of $95,645,000 or 16.1% from the year ended September 30, 2022. Net interest margin was 3.40% for the year ended September 30, 2023 compared to 3.16% in the prior year. The increase in net interest income was primarily due to rising interest rates. The average rate earned on interest-earning assets grew by 159 basis points to 5.13% while the average rate paid on interest-bearing liabilities increased by 168 basis points to 2.18%.
The change in net interest income was also impacted by the $1,514,820,000, or 8.1%, increase in interest earning assets while average interest-bearing liabilities increased by $1,698,461,000 or 11.7%. During 2023, the average balance of loans receivable increased $2,011,903,000 or 13.3%, while the combined average balances of mortgage backed securities, other investment securities and cash decreased by $536,288,000 or 14.7%. Average noninterest-bearing deposits decreased by $279,150,000 over the same period.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Twelve Months Ended September 30,
	2023 vs. 2022 Increase (Decrease) Due to			2022 vs. 2021 Increase (Decrease) Due to			2021 vs. 2020 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)			(In thousands)
Interest income:
Loan portfolio	$87,565	$210,911	$298,476	$74,710	$(10,778)	$63,932	$40,365	$(48,413)	$(8,048)
Mortgage-backed securities	5,760	11,092	16,852	(3,101)	4,725	1,624	(16,011)	(8,593)	(24,604)
Investments (1)	(13,400)	74,668	61,268	(9,347)	18,540	9,193	18,824	(15,827)	2,997
All interest-earning assets	79,925	296,671	376,596	62,262	12,487	74,749	43,178	(72,833)	(29,655)
Interest expense:
Customer accounts	570	193,622	194,192	2,170	(1,442)	728	11,184	(69,183)	(57,999)
Borrowings	38,084	48,675	86,759	(9,002)	(6,457)	(15,459)	(6,003)	(1,254)	(7,257)
All interest-bearing liabilities	38,654	242,297	280,951	(6,832)	(7,899)	(14,731)	5,181	(70,437)	(65,256)
Change in net interest income	$41,271	$54,374	$95,645	$69,094	$20,386	$89,480	$37,997	$(2,396)	$35,601
___________________
(1)Includes interest on cash equivalents and dividends on stock of the FHLB of Des Moines and FRB of San Francisco.

Provision (Release) for Credit Losses: The Company recorded a provision for credit losses of $41,500,000 in 2023, compared to a provision of $3,000,000 for 2022. In 2023, provisioning was largely due to adjustments made as a result of one large charge-off taken, offset by reduced unfunded commitment balances. For the year ended September 30, 2023, net charge-offs were $45,101,000, compared to recoveries of $3,508,000 in the prior year.

Other Income: Other income was $52,201,000 for the year ended September 30, 2023, a decrease of $14,171,000, or 21.4%, from $66,372,000 for the year ended September 30, 2022. The decrease is primarily due to unrealized gains recorded in the prior year for certain equity investments that resulted in small losses in the current year. This change made up $13,992,730 of the overall decrease.

Other Expense: Operating expense was $376,035,000 for the year ended September 30, 2023, an increase of $17,460,000, or 4.9%, from the $358,575,000 for the year ended September 30, 2022. Compensation and benefits costs increased $2,617,000 or 1.3% year-over-year primarily due to annual merit increases and investments in strategic initiatives combined with reduced cost capitalization as loan originations have decreased. FDIC Premiums increased $10,494,000 in 2023 compared to the prior year as a result of increase FDIC assessment rates. Information technology costs increased by $2,245,000 in 2023 as compared to 2022 as we continue to execute becoming a digital first bank. Also, the Company realized expenses of $2,991,000 in 2023 related to our pending merger with Luther Burbank Corporation.

The Company’s efficiency ratio was 50.7% for 2023 as compared to 54.3% for the prior year. The number of staff, including part-time employees on a full-time equivalent basis, was 2,120 and 2,132 at September 30, 2023 and 2022, respectively. Total operating expense for the years ended September 30, 2023, and 2022 were 1.74% and 1.78%, respectively, of average assets.
Gain on Real Estate Owned: Net gain on real estate owned was $176,000 for the year ended September 30, 2023, compared to a net gain of $651,000 for the year ended September 30, 2022. This amount includes ongoing maintenance expense, periodic valuation adjustments, and gains on sales of REO.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Expense: Income tax expense was $67,650,000 for the year ended September 30, 2023, an increase of $3,943,000, or 6.2%, from the $63,707,000 for the year ended September 30, 2022. The increase is mostly due to an 8.3% increase in pre-tax income. The effective tax rate for 2023 was 20.81% as compared to 21.23% for the year ended September 30, 2022. The effective tax rate of 20.81% for 2023 differs from the statutory rate of 21% mainly due to the effects of state taxes, tax exempt income, tax credit investments and certain differences in book and tax deductions.

COMPARISON OF 2022 RESULTS WITH 2021

For management's review of the factors that affected our results of operations for the years ended September 30, 2022 and 2021 refer to our Annual Report on Form 10-K for the year ended September 30, 2022, which was filed with the Securities and Exchange Commission on November 18, 2022.

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
The Company's shareholders' equity at September 30, 2023, was $2,426,426,000, or 10.80% of total assets, as compared to $2,274,260,000, or 10.95% of total assets, at September 30, 2022. The Company's shareholders' equity was impacted in the year by net income of $257,426,000, the payment of $63,792,000 in Common Stock dividends, payment of $14,625,000 in preferred stock dividends, $30,463,000 of treasury stock purchases, as well as other comprehensive loss of $5,560,000. The Company paid out 26.6% of its 2023 earnings in cash dividends to common shareholders, compared with 28.0% last year. For the year ended September 30, 2023, the Company returned 36.6% of net income to shareholders in the form of cash dividends and share repurchases as compared to 27% for the year ended September 30, 2022. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment. The Company’s share repurchase program may be modified, suspended or terminated at any time, and the timing and amount of share repurchases is subject to market conditions and the market price of the Company’s Common Stock, as well as other factors.
The Bank has a credit line with the FHLB of up to 45% of total assets depending on specific collateral eligibility. This line provides a substantial source of additional liquidity if needed. Based on collateral pledged as of September 30, 2023, the Bank had $2,357,588,000 of additional borrowing capacity at the FHLB.

The Bank has entered into borrowing agreements with the FHLB to borrow funds under a short-term floating rate cash management advance program and fixed-rate term advance agreements. All borrowings are secured by stock of the FHLB, deposits with the FHLB, and a blanket pledge of qualifying loans receivable as provided in the agreements with the FHLB.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Bank has elected to utilize the Federal Reserve's Bank Term Funding program to leverage its highly favorable terms to fortify the Bank's liquidity position. These borrowings are repayable at any time without penalty and are the lowest cost funding source available. Based on collateral pledged as of September 30, 2023, the Bank had $1,119,000,000 of additional borrowing capacity within the BTFP. The Bank is also eligible to borrow under the Federal Reserve Bank's primary credit program.
The Company's cash and cash equivalents were $980,649,000 at September 30, 2023, which is a 43.4% increase from the balance of $683,965,000 as of September 30, 2022. The change was meant to increase balance sheet liquidity and was used to fund growth in the loan portfolio. The increase in cash was the result of a $40,759,000 increase in customer accounts and $1,525,000,000 increase in borrowings. The net loans balance increased by $1,362,986,000 during the year ended September 30, 2023. See “Changes in Financial Condition” above and the “Statement of Cash Flows” included in the financial statements for additional details regarding this change.
The following table presents the Company's significant fixed and determinable contractual obligations, within the categories described below, by contractual maturity or payment amount.

September 30, 2023	Total	Less than 1 Year	1 to 5 Years	Over 5 Years
	(In thousands)
Customer accounts (1)	$16,070,329	$15,398,626	$671,703	$—
Debt obligations (2)	3,650,000	3,650,000	—	—
Operating lease obligations	25,934	5,861	13,649	6,424
	$19,746,263	$19,054,487	$685,352	$6,424
(1) Includes non-maturing customer transaction accounts.
(2) Represents contractual maturities of FHLB advances and FRB borrowings. Taking into account cash flow hedges, the weighted average effective maturity of FHLB advances at September 30, 2023 is 2.01 years.
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

Interest rate risk arises in part due to the Bank's significant holdings of fixed-rate single-family home loans, which are longer-term than customer accounts that constitute its primary liabilities. Accordingly, assets do not usually respond as quickly to changes in interest rates as liabilities. In the absence of management action, net interest income can be expected to decline when interest rates rise and to expand when interest rates fall. Shortening the maturity or repricing of the investment portfolio is one action that management can take. The composition of the investment portfolio was 45.9% variable rate and 54.1% fixed rate as of September 30, 2023 to provide some protection against rising rates. In addition, the Bank is producing more commercial loans that have shorter terms and/or variable rates. There has also been focus on increasing less rate sensitive transaction deposit accounts. These accounts make up 67.0% of the deposit portfolio as of September 30, 2023.

The Company's balance sheet strategy, in conjunction with low operating costs, has allowed the Company to manage interest rate risk, within guidelines established by the Board, through all interest rate cycles. It is management's objective to grow the dollar amount of net interest income, through the rate cycles, acknowledging that there will be some periods of time when that will not be feasible. Cash and cash equivalents of $980,649,000 and shareholders' equity of $2,426,426,000 provide management with flexibility in managing interest rate risk. Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing commercial loans having shorter average lives and transaction deposit accounts, to position itself for changing interest rates.

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
In the event of an immediate and parallel increase of 200 basis points in both short- and long-term interest rates, the model estimates that net interest income would decrease by 2.0% in the next year. This compares to an estimated increase of 1.9% as of the September 30, 2022 analysis. It is noted that a flattening yield curve where the spread between short-term rates and long-term rates decreases would likely result in lower net interest income and vice versa for a steepening yield curve. Management estimates that a gradual increase of 300 basis points in short-term rates and 100 basis points in long-term rates over two years would result in a 0.2% increase in net interest income in the first year and a decrease of 1.0% in the second year, assuming a constant balance sheet and no management intervention. Alternatively, in the event of an immediate and parallel decrease of 100 basis points in both short and long-term interest rates, the model estimates that net interest income would increase by 4.94%.

Net Portfolio Value ("NPV") Sensitivity. The NPV is an estimate of the market value of shareholders' equity at a point in time. It is derived by calculating the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates provides a longer term view of interest rate risk of the current balance sheet as it incorporates all future expected cash flows. As of September 30, 2023, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decrease by $723,000,000, or 27.4%, and the NPV-to-total assets ratio to decline to 9.5% from a base of 12.4%. As of September 30, 2022, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV was estimated to decrease by $617,000,000, or 20.9%, and the NPV-to-total assets ratio to decline to 12.6% from a base of 14.9%. The change in the sensitivity of the NPV ratio to this assumed change in interest rates is primarily due to the flattening of the yield curve and changes in balance sheet mix year over year. Prepayment speeds for single family mortgages are low at September 30, 2023 with the Bank's conditional payment rate ("CPR") for this portfolio segment at 7.0%, down from 8.1% the year before.

As of September 30, 2023, in the event of an immediate and parallel decrease of 100 basis points in interest rates, the NPV is estimated to increase NPV by $327,000,000, or 12.38%, and increase the NPV to total assets ratio to 13.59% from a base of 12.4%.

Interest Rates. The Company measures the difference between the rate on interest-earning assets and the rate on interest-bearing liabilities at the end of each period. The period end interest rate spread was 2.61% at September 30, 2023 and 3.36% at September 30, 2022. As of September 30, 2023, the weighted-average rate on interest-earning assets increased by 103 basis points to 5.07% compared to September 30, 2022. The higher rate on interest-earning assets is due primarily to the Federal Reserve Bank's rate increases which have led to higher rates on adjustable rate loans, investment securities and cash as well as asset mix shifting to loans receivable. As of September 30, 2023, the weighted-average rate on interest-bearing liabilities increased by 178 basis points to 2.46% compared to September 30, 2022. The higher rate on interest-bearing liabilities primarily resulted from customer deposits repricing and higher rates on new borrowings. The period end interest rate spread for the last eight fiscal quarters is shown below:

	SEP 2023	JUN 2023	MAR 2023	DEC 2022	SEP 2022	JUN 2022	MAR 2022	DEC 2021
Interest rate on loans and mortgage-backed securities	5.08%	4.97%	4.81%	4.59%	4.13%	3.67%	3.37%	3.30%
Interest rate on other interest-earning assets	4.98	4.74	4.45	3.19	3.16	2.02	0.85	0.67
Combined, all interest-earning assets	5.07	4.94	4.77	4.46	4.04	3.50	2.93	2.83
Interest rate on customer accounts	2.12	1.82	1.48	0.94	0.51	0.32	0.24	0.23
Interest rate on borrowings (1)	3.98	3.93	3.69	3.14	2.02	1.43	1.55	1.49
Combined cost of funds	2.46	2.22	1.91	1.29	0.68	0.43	0.36	0.35
Interest rate spread	2.61%	2.72%	2.86%	3.17%	3.36%	3.07%	2.57%	2.48%
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

Net Interest Margin. The net interest margin is measured using net interest income divided by average interest-earning assets for the period. The net interest margin increased to 3.40% for the year ended September 30, 2023, from 3.16% for the year ended September 30, 2022. The yield on interest-earning assets increased 159 basis points to 5.13% and the cost of interest-bearing liabilities increased by 168 basis points to 2.18%. The higher yield on interest-earning assets was primarily due to the impact of rising rates on adjustable rate assets and cash. The higher rate in interest-bearing liabilities was primarily due to replacing maturing borrowings at higher rates.

For the year ended September 30, 2023, average interest-earning assets increased by 8.1% to $20,327,301,000, up from $18,812,481,000 for the year ended September 30, 2022. Balance sheet growth in 2023 was primarily due to the growth in loans receivable. During 2023, average loans receivable increased $2,011,903,000, or 13.3%, while the combined average balances of mortgage-backed securities, other investment securities and cash decreased by $536,288,000 or 14.7%. Management views organic loan growth as the highest and best use of capital, thus the focus on primarily growing loans receivable.

During 2023, average interest-bearing customer deposit accounts increased $167,664,000 or 1.3% and the average balance of borrowings increased by $1,530,807,000, or 88.4%, from 2022.

The following table sets forth the information explaining the changes in the net interest income and net interest margin.

	Net Interest Income Summary
	Year Ended September 30,
	2023			2022			2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Loans receivable (1)	$17,095,014	$900,068	5.27%	$15,083,111	$601,593	3.99%	$13,209,642	$537,660	4.07%
Mortgage-backed securities	1,362,415	43,184	3.17	1,141,501	26,332	2.31	1,290,901	24,707	1.91
Cash and other investment securities (2)	1,742,806	91,058	5.22	2,500,008	33,555	1.34	3,412,263	23,051	0.68
FHLB & FRB stock	127,066	8,645	6.80	87,861	4,879	5.55	123,368	6,192	5.02
Total interest-earning assets	20,327,301	1,042,955	5.13%	18,812,481	666,359	3.54%	18,036,174	591,610	3.28%
Other assets	1,484,271			1,343,848			1,279,085
Total assets	$21,811,572			$20,156,329			$19,315,259
Liabilities and Shareholders’ Equity
Interest-bearing customer accounts	$12,906,383	237,233	1.84%	$12,738,719	43,041	0.34%	$11,962,764	42,312	0.35%
FHLB advances	3,261,917	115,488	3.54	1,731,110	28,729	1.66	2,234,027	44,188	1.98
Other borrowings	—	—	—	10	—	2.49	11	—	0.69
Total interest-bearing liabilities	16,168,300	352,721	2.18%	14,469,839	71,770	0.50%	14,196,802	86,500	0.61%
Noninterest-bearing customer accounts	2,969,970			3,249,120			2,679,773
Other liabilities	296,840			242,213			249,134
Total liabilities	19,435,110			17,961,172			17,125,709
Shareholders’ equity	2,376,462			2,195,157			2,189,550
Total liabilities and shareholders’ equity	$21,811,572			$20,156,329			$19,315,259
Net interest income/interest rate spread		$690,234	2.95%		$594,589	3.04%		$505,110	2.67%
Net interest margin (3)			3.40%			3.16%			2.80%

   ___________________
(1)Interest income includes net amortization-accretion of deferred loan fees, costs, discounts and premiums of $20,130,000, $29,156,000 and $48,079,000 for year ended 2023, 2022 and 2021, respectively.
(2)Includes cash equivalents and non-mortgage backed security investments, such as U.S. agency obligations, mutual funds, corporate bonds, and municipal bonds.
(3)Net interest income divided by average interest-earning assets.

The following table shows the potential impact of changing interest rates on net income for one year. The Company's focus is primarily on the impact of abrupt upward or downward changes in short term rates. It is important to note that this is not a forecast or prediction of future events, but is used as a tool for measuring potential risk. This analysis assumes zero balance sheet growth and a constant percentage composition of assets and liabilities.

	Potential Increase (Decrease) in Net Interest Income
Basis Point Increase (Decrease) in Interest Rates	September 30, 2023		September 30, 2022
	(In thousands, except percentages)
(200)	$57,103	7.79%	$(18,501)	(2.40)%
(100)	36,168	4.94	(10,525)	(1.37)
100	(9,507)	(1.30)	4,788	0.62
200	(14,907)	(2.03)	14,381	1.87
300	(22,737)	(3.10)	21,110	2.74

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
The tables below express the NPV under varying interest scenarios.

September 30, 2023
Change in Interest Rates	Estimated NPV Amount	Estimated Increase/(Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)	(In thousands)	(In thousands)
300	$1,550,686	$(1,088,444)	7.88%
200	1,915,842	(723,288)	9.50
100	2,276,765	(362,365)	11.00
No change	2,639,130	—	12.42
(100)	2,965,913	326,783	13.59
(200)	3,221,892	582,792	14.33

September 30, 2022
Change in Interest Rates	Estimated NPV Amount	Estimated Increase/(Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)	(In thousands)	(In thousands)
300	$1,987,904	$(956,559)	11.06%
200	2,327,875	(616,588)	12.57
100	2,647,946	(296,517)	13.86
No change	2,944,463	—	14.93
(100)	2,981,579	37,115	14.77
(200)	3,163,345	218,882	15.08

As of September 30, 2023, the Company was in compliance with all of its interest rate risk policy limits.

Item 8.                 Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of WaFd, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of WaFd, Inc. and subsidiaries (the “Company”) as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 17, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses - Refer to Notes A and E to the financial statements

Critical Audit Matter Description

The estimates of the Company's expected credit losses under the CECL methodology is based on relevant information about current conditions, past events, and reasonable and supportable forecasts regarding collectability of the reported amounts. In order to estimate the allowance for loan losses ("ALL"), the Company used either a cohort or weighted average remaining maturities methodology to determine the historical loss rate, by loan portfolio class, then considered whether qualitative adjustments to those historical loss rates were warranted.

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

Given the significance of the ALL, and management judgment required for quantitative and qualitative evaluation of past events, current conditions, and reasonable and supportable forecasts, performing audit procedures to evaluate the ALL requires a high degree of auditor judgment and increased extent of effort.

We have identified the ALL estimate for certain loan portfolio classes as a critical audit matter based upon the above factors.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the ALL estimate for loan portfolio classes for which we concluded the ALL was significant included the following, among others:

•We tested the effectiveness of management’s controls over model applicability, qualitative adjustments, the reasonable and supportable forecast adjustments, and management's review and approval process over the final determination of the ALL.

•We tested the underlying data and mathematical accuracy of the cohort methodology used to determine most loan portfolio class historical loss rates. We also evaluated the reasonableness and conceptual soundness of the methodology.

•To test the qualitative adjustments, we performed analysis to evaluate management’s determination of the qualitative adjustments made to account for specific risk characteristics or current conditions that differ from the period over which the historical loss rate was determined. Our procedures included evaluating management’s inputs and assumptions used in determining the qualitative and forecast adjustments by comparing the information to internal and external source data including, among others, the economic forecasts utilized by the Company and third-party economic forecasts for selected assumptions. In addition, we performed procedures on the overall ALL amount, inclusive of the qualitative adjustments, by evaluating the Company’s analysis of peers’ estimated current expected credit losses for loans to the Company’s recorded ALL.

Goodwill - Refer to Note A to the financial statements

Critical Audit Matter Description

The Company’s goodwill balance as of September 30, 2023, included within Intangible Assets, is related to the Company’s single reporting unit. Goodwill is evaluated for potential impairment on an annual basis and between tests if circumstances such as material adverse changes in legal, business, regulatory and economic factors exist. The Company performed its annual impairment test as of August 31, 2023, using a quantitative impairment approach, and concluded the fair value of the single reporting unit exceeded its respective carrying value and did not result in an impairment for the reporting unit. When performing the quantitative assessment of goodwill impairment, the Company estimated fair value of its reporting unit using the market capitalization approach, based on its stock price, adjusted for the effect of a control premium.

Given the significant judgments made by management to estimate the fair value of its reporting unit, including the selection of a control premium, performing audit procedures to evaluate goodwill for impairment required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of the reporting unit and selected control premium included the following procedures, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of fair value of the reporting unit and selection of the control premium.

•With the assistance of our fair value specialists we:

◦Evaluated the appropriateness of using the market capitalization approach to estimate the fair value of the reporting unit.
◦Evaluated certain inputs and assumptions, within management’s impairment analysis, including assessing including peer company transaction data, to determine applicability.
◦Performed procedures to assess the reasonableness of the control premium assumption used in the Company’s market capitalization approach.
◦Assessed the mathematical accuracy of the valuation used in the impairment test.

/s/ Deloitte & Touche LLP

Seattle, Washington
November 17, 2023

We have served as the Company’s auditor since 1982.

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2023	September 30, 2022
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$980,649	$683,965
Available-for-sale securities, at fair value	1,995,097	2,051,037
Held-to-maturity securities, at amortized cost	423,586	463,299
Loans receivable, net of allowance for loan losses of $177,207 and $172,808	17,476,550	16,113,564
Interest receivable	87,003	63,872
Premises and equipment, net	237,011	243,062
Real estate owned	4,149	6,667
FHLB stock	126,820	95,073
Bank owned life insurance	242,919	237,931
Intangible assets, including goodwill of $304,750 and $303,457	310,619	309,009
Federal and state income tax assets, net	8,479	—
Other assets	581,793	504,652
	$22,474,675	$20,772,131
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$10,765,313	$12,691,527
Time deposit accounts	5,305,016	3,338,043
	16,070,329	16,029,570
Borrowings	3,650,000	2,125,000
Advance payments by borrowers for taxes and insurance	52,550	50,051
Federal and state income tax liabilities, net	—	3,306
Accrued expenses and other liabilities	275,370	289,944
	20,048,249	18,497,871
Commitments and contingencies (see Note M)
Shareholders’ equity
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 300,000 and 300,000 shares issued; 300,000 and 300,000 shares outstanding	300,000	300,000
Common stock, $1.00 par value, 300,000,000 shares authorized; 136,466,579 and 136,270,886 shares issued; 64,736,916 and 65,330,126 shares outstanding	136,467	136,271
Paid-in capital	1,687,634	1,686,975
Accumulated other comprehensive income (loss), net of taxes	46,921	52,481
Treasury stock, at cost; 71,729,663 and 70,940,760 shares	(1,612,345)	(1,590,207)
Retained earnings	1,867,749	1,688,740
	2,426,426	2,274,260
	$22,474,675	$20,772,131

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended September 30,	2023	2022	2021
	(In thousands, except share data)
INTEREST INCOME
Loans receivable	$900,068	$601,592	$537,660
Mortgage-backed securities	43,184	26,332	24,708
Investment securities and cash equivalents	99,703	38,435	29,242
	1,042,955	666,359	591,610
INTEREST EXPENSE
Customer accounts	237,233	43,041	42,313
Borrowings	115,488	28,729	44,188
	352,721	71,770	86,501
Net interest income	690,234	594,589	505,109
Provision (release) for credit losses	41,500	3,000	500
Net interest income after provision (release)	648,734	591,589	504,609

OTHER INCOME
Gain (loss) on sale of investment securities	33	99	14
Gain (loss) on termination of hedging derivatives	(867)	—	14,110
Prepayment penalty on long-term debt	—	—	(13,788)
Loan fee income	3,885	7,168	6,899
Deposit fee income	26,050	25,942	24,686
Other income	23,100	33,163	28,640
	52,201	66,372	60,561
OTHER EXPENSE
Compensation and benefits	196,534	193,917	176,106
Occupancy	41,579	42,499	39,610
FDIC insurance premiums	20,025	9,531	14,368
Product delivery	20,973	19,536	18,505
Information technology	49,447	47,202	42,737
Other expense	47,477	45,890	41,133
	376,035	358,575	332,459
Gain on real estate owned, net	176	651	427
Income before income taxes	325,076	300,037	233,138
Income tax expense	67,650	63,707	49,523
Net income	257,426	236,330	183,615
Dividends on preferred stock	14,625	14,625	10,034
Net income available to common shareholders	$242,801	$221,705	$173,581

PER SHARE DATA
Basic earnings per common share	$3.72	$3.40	$2.39
Diluted earnings per common share	3.72	3.39	2.39
Dividends paid on common stock per share	0.99	0.95	0.91
Basic weighted average number of common shares outstanding	65,192,510	65,287,650	72,529,188
Diluted weighted average number of common shares outstanding	65,255,283	65,404,110	72,565,920

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended September 30,	2023	2022	2021
	(In thousands)
Net income	$257,426	$236,330	$183,615
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) during the period on available-for-sale debt securities, net of tax of $2,493, $36,908 and $(2,020)	(9,360)	(123,077)	6,762
Reclassification adjustment of net (gain) loss included in net income during the period from sale of available-for-sale securities, net of tax of $(9), $(23) and $(3)	26	76	11
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	(9,334)	(123,001)	6,773

Net unrealized gain (loss) during the period on borrowing cash flow hedges, net of tax of $(654), $(31,805) and $(17,003)	3,774	105,697	56,924
Reclassification adjustment of net (gain) loss included in net income during the period from hedging derivatives, net of tax of $0, $0 and $3,245	—	—	(10,865)
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	3,774	105,697	46,059

Other comprehensive income (loss)	(5,560)	(17,304)	52,832
Comprehensive income	$251,866	$219,026	$236,447

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at September 30, 2020	$—	$135,727	$1,678,843	$1,420,906	$16,953	$(1,238,296)	$2,014,133

Net income	—	—	—	183,615	—	—	183,615
Other comprehensive income (loss)	—	—	—	—	52,832	—	52,832
Issuance of preferred stock, net	300,000	—	(6,675)	—	—	—	293,325
Dividends on common stock ($0.91 per share)	—	—	—	(65,876)	—	—	(65,876)
Dividends on preferred stock ($33.45 per share)	—	—	—	(10,034)	—	—	(10,034)
Proceeds from stock issuances	—	20	319	—	—	—	339
Stock-based compensation expense	—	246	6,135	—	—	—	6,381
Treasury stock purchased	—	—	—	—	—	(348,651)	(348,651)
Balance at September 30, 2021	300,000	135,993	1,678,622	1,528,611	69,785	(1,586,947)	2,126,064

Net income	—	—	—	236,330	—	—	236,330
Other comprehensive income (loss)	—	—	—		(17,304)	—	(17,304)
Dividends on common stock ($0.95 per share)	—	—	—	(61,576)	—	—	(61,576)
Dividends on preferred stock ($48.75 per share)	—	—	—	(14,625)	—	—	(14,625)
Proceeds from stock issuances	—	65	1,758	—	—	—	1,823
Stock-based compensation expense	—	213	6,595	—	—	—	6,808
Treasury stock purchased	—	—	—	—	—	(3,260)	(3,260)
Balance at September 30, 2022	300,000	136,271	1,686,975	1,688,740	52,481	(1,590,207)	2,274,260

Net income	—	—	—	257,426	—	—	257,426
Other comprehensive income (loss)	—	—	—	—	(5,560)	—	(5,560)
Dividends on common stock ($0.99 per share)	—	—	—	(63,792)	—	—	(63,792)
Dividends on preferred stock ($48.75 per share)	—	—	—	(14,625)	—	—	(14,625)
Proceeds from stock issuances	—	42	1,224	—	—	—	1,266
Stock-based compensation expense	—	154	(565)	—	—	8,325	7,914
Treasury stock purchased	—	—	—	—	—	(30,463)	(30,463)
Balance at September 30, 2023	$300,000	$136,467	$1,687,634	$1,867,749	$46,921	$(1,612,345)	$2,426,426

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended September 30,	2023	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$257,426	$236,330	$183,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	22,970	64,050	33,914
Stock-based compensation expense	7,914	6,808	6,381
Provision (release) for credit losses	41,500	3,000	500
Loss (gain) on sale of investment securities	(33)	(99)	(14)
Prepayment penalty on early extinguishment of debt	—	—	13,788
Gain on early termination of long term borrowing hedge	—	—	(14,110)
Gain on settlements of bank owned life insurance	(821)	(1,385)	—
Impairment loss on premises and equipment	6	—	944
Net realized (gain) loss on sales of premises, equipment and real estate owned	(1,153)	655	(593)
Decrease (increase) in accrued interest receivable	(23,131)	(13,236)	3,163
Decrease (increase) in federal and state income tax receivable	(6,650)	3,877	1,831
Decrease (increase) in cash surrender value of bank owned life insurance	(5,976)	(5,549)	(5,514)
Decrease (increase) in other assets	(67,342)	(100,146)	155,599
Increase (decrease) in federal and state income tax liabilities	(3,306)	8,386	(15,781)
Increase (decrease) in accrued expenses and other liabilities	(7,447)	65,774	(49,269)
Net cash provided (used) by operating activities	213,957	268,465	314,454

CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(1,330,399)	(1,748,955)	(556,274)
Loans purchased	(79,965)	(576,697)	(488,147)
FHLB & FRB stock purchase	(654,805)	(293,800)	(296,073)
FHLB & FRB stock redeemed	623,058	301,590	335,200
Available-for-sale securities purchased	(376,481)	(587,942)	(530,227)
Principal payments and maturities of available-for-sale securities	420,154	510,156	646,532
Proceeds from sales of available-for-sale investment securities	1,169	5,020	1,499
Held-to-maturity securities purchased	—	(195,357)	—
Principal payments and maturities of held-to-maturity securities	39,414	95,326	332,001
Proceeds from sales of real estate owned	7,192	6,978	3,340
Proceeds from settlements of bank owned life insurance	1,809	2,266	—
Purchase of strategic investments	(12,500)	—	—
Net cash received (paid) in business combinations	(2,590)	—	(1,500)
Proceeds from sales of premises and equipment	1,090	41	3,376
Premises and equipment purchased and REO improvements	(15,063)	(11,790)	(29,472)
Net cash provided (used) by investing activities	(1,377,917)	(2,493,164)	(579,745)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	40,759	487,458	1,762,488
Proceeds from borrowings	17,175,000	7,345,000	7,400,000
Repayments of borrowings	(15,650,000)	(6,940,000)	(8,393,788)
Proceeds from the early termination of long term borrowing hedge	—	—	14,110
Proceeds from stock-based awards	1,089	1,823	339
Proceeds from issuance of preferred stock, net	—	—	293,325
Dividends paid on common stock	(63,792)	(61,576)	(65,876)
Dividends paid on preferred stock	(14,625)	(14,625)	(6,378)
Proceeds from employee stock purchase	177	—	—
Treasury stock purchased	(30,463)	(3,260)	(348,651)
Increase (decrease) in advance payments by borrowers for taxes and insurance	2,499	3,035	(2,446)
Net cash provided (used) by financing activities	1,460,644	817,855	653,123
Increase (decrease) in cash and cash equivalents	296,684	(1,406,844)	387,832
Cash and cash equivalents at beginning of year	683,965	2,090,809	1,702,977
Cash and cash equivalents at end of year	$980,649	$683,965	$2,090,809
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended September 30,	2023	2022	2021
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$121	$73	$221
Other personal property acquired through foreclosure	—	577	—
Non-cash financing activities
Preferred stock dividend payable	3,656	3,656	3,656
Cash paid during the year for
Interest	364,386	65,175	71,845
Income taxes	61,245	35,098	47,854

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company and nature of operations. Washington Federal Bank, a federally-insured Washington state chartered commercial bank dba WaFd Bank (the "Bank" or "WaFd Bank"), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. WaFd, Inc., a Washington corporation was formed as the Bank’s holding company in November, 1994 under the name Washington Federal, Inc. Washington Federal, Inc. changed its name effective September 29, 2023 to Wafd, Inc. As used throughout this document, the terms “WaFd,” the “Company” or "we" or "us" and "our" refer to the WaFd, Inc. and its consolidated subsidiaries, and the term “Bank” refers to the operating subsidiary, Washington Federal Bank. The Company is headquartered in Seattle, Washington. The Bank conducts its activities through a network of 198 bank branches located in Washington, Oregon, Idaho, Utah, Arizona, Nevada, New Mexico and Texas.
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
The Company's fiscal year end is September 30. All references to 2023, 2022 and 2021 represent balances as of September 30, 2023, September 30, 2022, and September 30, 2021, or activity for the fiscal years then ended.

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

Restricted cash balances - Based on the level of vault cash on hand, the Company was not required to maintain cash reserve balances with the Federal Reserve Bank as of September 30, 2023. As of September 30, 2023 and September 30, 2022, the Company held counterparty cash collateral of $326,750,000 and $284,400,000, respectively, related to derivative contracts.

Equity securities - The Company records equity securities within Other assets in its Consolidated Statements of Financial Condition. These equity investments are accounted for under different methods.

•Low-income housing tax credit investments are accounted for under the proportional amortization method.
•For equity investments where the Company has significant influence, the Company applies the equity method of accounting, which adjusts the carrying value of the investment to recognize a proportionate share of the financial results of the investment entity, regardless of whether any distribution is made. Any adjustments to the fair value of these investments are recorded in Other income in the Consolidated Statements of Operations.
•For investments in certain nonmarketable equity securities investments where the equity method of accounting is not applicable, the Company applies the fair value method. Any adjustments to the fair value of these investments are recorded in Other income in the Consolidated Statements of Operations. Fair value is determined by reference to readily determinable market values, if applicable. As these investments do not have readily determinable fair values, they are generally accounted for at cost minus impairment, if any, plus or minus changes resulting from observable

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
transactions involving the same or similar investments from the same issuer. This practice is referred to as the measurement alternative.
•Equity investments in qualified real estate funds can use the NAV expedient for fair value measurement. Under this method, the net asset value (NAV) is determined by the fund as fair value for the investment. At September 30, 2023, equity investments held by the Company and recorded at NAV had a carrying amount of $37,587,000 and a remaining unfunded commitment of $6,039,000. These NAV based investments cannot be transferred without consent and we do not have redemption rights. Equity investments measured at NAV are not classified in the fair value hierarchy.
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
Allowance for Credit Losses (Held-to-Maturity Debt Securities). For held-to-maturity (“HTM”) debt securities, the Company is required to utilize a CECL methodology to estimate expected credit losses. All of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities. As September 30, 2023, the Company determined that the expected credit loss on its corporate and municipal bonds was immaterial, and therefore, an allowance for credit losses was not recorded. See Note C "Investment Securities" and Note F "Fair Value Measurements" for more information about HTM debt securities.

Allowance for Credit Losses (Available-for-Sale Debt Securities). The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of September 30, 2023, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note C "Investment Securities" and Note F "Fair Value Measurements" for more information about AFS debt securities.

Loans receivable. Loans that are performing in accordance with their contractual terms are carried at the unpaid principal balance, net of premiums, discounts and net deferred loan fees. Net deferred loan fees include non-refundable loan origination fees less direct loan origination costs. Net deferred loan fees, premiums and discounts are amortized into interest income using either the interest method or straight-line method over the terms of the loans, adjusted for actual prepayments. In addition to fees and costs for originating loans, various other fees and charges related to existing loans may occur, including prepayment charges, late charges and assumption fees.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
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
Allowance for Credit Losses (Loans Receivable). The Company maintains an allowance for credit losses (“ACL”) for the expected credit losses of the loan portfolio as well as unfunded loan commitments. The amount of ACL is based on ongoing, quarterly assessments by management. The current expected credit loss methodology ("CECL") requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). See Note E "Allowance for Losses on Loans" for details.

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
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
•Not measuring an allowance for credit losses for accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. We believe accrued interest receivable recorded as of September 30, 2023 is collectible.

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class. See Note M "Commitments and Contingencies" for details.
Client swap program hedges. Interest rate swap agreements are provided to certain clients who desire to convert their obligations from variable to fixed interest rates. Under these agreements, the Bank enters into a variable-rate loan agreement with a customer in addition to a swap agreement, and then enters into a corresponding swap agreement with a third party in order to offset its exposure on the customer swap agreement. As the interest rate swap agreements with the customers and third parties are not designated as accounting hedges under FASB ASC 815, the instruments are marked to market in earnings. The change in fair value of the offsetting swaps are included in other noninterest income and there is minimal impact on net income. There is fee income earned on the swaps that is included in loan fee income.
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
Intangible assets. Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Other intangibles, including core deposit intangibles, are acquired assets that lack physical substance but can be distinguished from goodwill. Goodwill is not amortized but is evaluated for potential impairment on an annual basis and between tests if circumstances such as material adverse changes in legal, business, regulatory and economic factors exist. We have determined our goodwill balance is all related to a single reporting unit and perform a quantitative impairment assessment. An impairment loss is recorded when the carrying amount of goodwill exceeds its implied fair value. If circumstances indicate that the carrying value of the assets may not be recoverable, an impairment charge could be recorded. Other intangible assets are amortized over their estimated lives and are subject to impairment testing when events or circumstances change.
The Company performed its annual impairment assessment as of August 31, 2023 and concluded the fair value of our single reporting unit exceeded its respective carrying value and did not result in impairment for the reporting unit. When performing the quantitative assessment of goodwill impairment, we estimated the fair value of our reporting unit using the market capitalization approach, based on our stock price, adjusted for the effect of a control premium.
The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value. While the Company believes the judgments and assumptions used in the goodwill impairment test is reasonable, different assumptions or changes in general industry, market and macro-economic conditions could change the estimated fair values and, therefore, future impairment charges could be required, which could be material to the consolidated financial statements.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
The table below provides detail regarding the Company's intangible assets.

	Goodwill	Core Deposit and Other Intangibles	Total
	(In thousands)
Balance at September 30, 2021	$303,457	$6,562	$310,019
Additions	—	—	—
Amortization	—	(1,010)	(1,010)
Balance at September 30, 2022	303,457	5,552	309,009
Additions	1,293	1,297	2,590
Amortization	—	(980)	(980)
Balance at September 30, 2023	$304,750	$5,869	$310,619

The table below presents the estimated future amortization expense of other intangibles for the next five years.

Fiscal Year	Expense
(In thousands)
2024	$1,030
2025	981
2026	938
2027	763
2028	567

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
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

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

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

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323). The amendments in this ASU expand the population of tax credit investments for which an investor may elect to apply the proportional amortization method ("PAM") and require certain disclosures for tax credit investments. For public companies amendments in this ASU are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company has utilized PAM for low income housing tax credit investments. We do not expect this ASU to have a material effect on our consolidated financial statements.

In August 2023, the FASB affirmed ASU 2023-ED100, Income Tax - Improvements to Income Tax Disclosures (Topic 740) which will require reporting companies to break out their income tax expense and tax rate reconciliation in more details. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We do not expect this ASU to have a material effect on our consolidated financial statements.

In October 2023, the FASB issued ASU 2023-6 Disclosure Improvements: Codification Amendments In Response to the SEC's Disclosure Update and Simplification Initiative to clarify or improve disclosure and presentation requirements on a variety of topics and align the requirements in the FASB accounting standard codification with the Securities and Exchange Commission regulations. This guidance is effective for the Company no later than June 30, 2027. We do not expect the amendments in this update to have a material impact on our consolidated financial statements.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021

NOTE C - INVESTMENT SECURITIES

The tables below provide detail regarding the amortized cost and fair value of available-for-sale and held-to-maturity investment securities.

September 30, 2023	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$3,501	$—	$(36)	$3,465	6.06%
1 to 5 years	18,894	—	(563)	18,331	4.70
5 to 10 years	87,922	177	—	88,099	5.76
Over 10 years	106,340	831	(13)	107,158	5.84
Asset-backed securities due
1 to 5 years	18,579	—	(715)	17,864	6.06
5 to 10 years	36,875	2	(99)	36,778	6.11
Over 10 years	539,911	578	(7,115)	533,374	6.35
Corporate debt securities due
1 to 5 years	151,893	895	(1,787)	151,001	5.14
5 to 10 years	113,221	—	(21,700)	91,521	3.87
Municipal bonds due
5 to 10 years	5,720	—	(701)	5,019	3.00
Over 10 years	29,832	361	(550)	29,643	5.85
Mortgage-backed securities
Agency pass-through certificates	1,005,928	66	(93,150)	912,844	3.39
	2,118,616	2,910	(126,429)	1,995,097	4.64
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	423,586	—	(68,398)	355,188	2.88
	423,586	—	(68,398)	355,188	2.88
	$2,542,202	$2,910	$(194,827)	$2,350,285	4.35%

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021

September 30, 2022	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	$40,403	$—	$(1,049)	$39,354	3.03%
Asset-backed securities due
1 to 5 years	22,527	—	(1,141)	21,386	3.27
5 to 10 years	82,962	4	(547)	82,419	3.53
Over 10 years	668,482	783	(6,069)	663,196	3.86
Corporate debt securities due
Within 1 year	75,000	4	(200)	74,804	3.74
1 to 5 years	151,411	—	(2,748)	148,663	3.59
5 to 10 years	114,414	—	(24,124)	90,290	3.87
Municipal bonds due
5 to 10 years	5,751	—	(361)	5,390	3.00
Over 10 years	29,871	400	(699,000)	29,572	5.85
Mortgage-backed securities
Agency pass-through certificates	971,916	117	(76,070)	895,963	2.81
	2,162,737	1,308	(113,008)	2,051,037	3.36
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	463,299	22	(56,461)	406,860	2.88
	463,299	22	(56,461)	406,860	2.88
	$2,626,036	$1,330	$(169,469)	$2,457,897	3.28%

The Company purchased $376,481,000 of available-for-sale investment securities and no held-to-maturity investment securities during 2023. Sales of available-for-sale securities totaled $1,169,000 and there were no sales of held-to-maturity investment securities in 2023. Substantially all mortgage-backed securities have contractual due dates that exceed 25 years.

The Company elected to exclude AIR from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS securities, AIR totaled $8,641,000 and $5,694,000 as of September 30, 2023 and September 30, 2022, respectively. For HTM debt securities, AIR totaled $1,013,000 and $1,108,000 as of September 30, 2023 and September 30, 2022, respectively. AIR is included in the “interest receivable” line item on the Company’s consolidated statements of financial condition.

The following tables show the gross unrealized losses and fair value of securities as of September 30, 2023 and September 30, 2022, by length of time that individual securities in each category have been in a continuous loss position. There were 232 and 223 securities with an unrealized loss as of September 30, 2023 and September 30, 2022, respectively. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be impaired.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021

September 30, 2023	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$—	$—	$(23,487)	$167,452	$(23,487)	$167,452
Municipal bonds	—	—	(1,250)	14,302	(1,250)	14,302
U.S. government and agency securities	(13)	14,917	(599)	21,795	(612)	36,712
Asset-backed securities	(2,142)	86,800	(5,788)	445,454	(7,930)	532,254
Mortgage-backed securities	(2,030)	142,235	(91,120)	744,010	(93,150)	886,245
	(4,185)	243,952	(122,244)	1,393,013	(126,429)	1,636,965
Held-to-maturity securities
Mortgage-backed securities	(15)	1,424	(68,383)	353,764	(68,398)	355,188
	$(4,200)	$245,376	$(190,627)	$1,746,777	$(194,827)	$1,992,153

September 30, 2022	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(27,072)	$288,753	$—	$—	$(27,072)	$288,753
Municipal bonds due	(1,061)	14,561	—	—	(1,061)	14,561
U.S. government and agency securities	(1,049)	39,354	—	—	(1,049)	39,354
Asset-backed securities	(6,374)	601,248	(1,383)	50,070	(7,757)	651,318
Mortgage-backed securities	(63,738)	833,683	(12,331)	53,533	(76,069)	887,216
	(99,294)	1,777,599	(13,714)	103,603	(113,008)	1,881,202
Held-to-maturity securities
Mortgage-backed securities	(56,461)	405,166	—	—	(56,461)	405,166
	$(155,755)	$2,182,765	$(13,714)	$103,603	$(169,469)	$2,286,368

Substantially all of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2023 or September 30, 2022.

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment as of September 30, 2023 or September 30, 2022. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Corporate debt securities and municipal bonds are considered to have an issuer of high credit quality and the decline in fair value is due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	September 30, 2023		September 30, 2022
	($ in thousands)		($ in thousands)
Gross loans by category
Commercial loans
Multi-family	$2,907,086	14.8%	$2,645,801	13.7%
Commercial real estate	3,344,959	17.0	3,133,660	16.2
Commercial & industrial	2,321,717	11.8	2,350,984	12.1
Construction	3,318,994	16.9	3,784,388	19.5
Land - acquisition & development	201,538	1.1	291,301	1.5
Total commercial loans	12,094,294	61.6	12,206,134	63.0
Consumer loans
Single-family residential	6,451,270	32.8	5,771,862	29.8
Construction - custom	672,643	3.4	974,652	5.0
Land - consumer lot loans	125,723	0.6	153,240	0.8
HELOC	234,410	1.2	203,528	1.0
Consumer	70,164	0.4	75,543	0.4
Total consumer loans	7,554,210	38.4	7,178,825	37.0
Total gross loans	19,648,504	100%	19,384,959	100%
Less:
Allowance for loan losses	177,207		172,808
Loans in process	1,895,940		3,006,023
Net deferred fees, costs and discounts	98,807		92,564
Total loan contra accounts	2,171,954		3,271,395
Net loans	$17,476,550		$16,113,564

The Company elected to exclude AIR from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of September 30, 2023 and September 30, 2022, AIR for loans totaled $77,349,000 and $57,070,000, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of financial condition.
Loans in the amount of $8,941,201,000 and $8,224,951,000 at September 30, 2023 and September 30, 2022, respectively, were pledged to secure borrowings from the FHLB as part of our liquidity management strategy. The FHLB does not have the right to sell or re-pledge these loans.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
The following summary breaks down the Company's fixed rate and adjustable rate loans by time to maturity or to rate adjustment. See Note G for details regarding fair value hedges of individual fixed rate commercial loans and also hedges of a specified portion of pools of prepayable fixed rate mortgage loans under the "last of layer" method.

September 30, 2023
Fixed-Rate			Adjustable-Rate
Term To Maturity	Loans	% of Loans	Term To Rate Adjustment	Loans	% of Loans
	(In thousands)			(In thousands)
Within 1 year	$127,930	0.7%	Less than 1 year	$5,380,534	30.5%
1 to 3 years	578,007	3.3	1 to 3 years	658,830	3.7
3 to 5 years	996,370	5.6	3 to 5 years	370,919	2.1
5 to 10 years	3,075,769	17.4	5 to 10 years	124,216	0.7
10 to 20 years	468,223	2.7	10 to 20 years	328	—
Over 20 years	5,871,624	33.3	Over 20 years	1,007	—
	$11,117,923	63.0%		$6,535,834	37.0%

The Company has granted loans to officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans, including unfunded commitments to lend, was $134,860,000 and $144,178,000 at September 30, 2023 and 2022, respectively. As of September 30, 2023, all of these loans were performing in accordance with contractual terms.

The following table sets forth the amortized cost basis of loans receivable for non-accrual loans and loans 90 days or more past due and still accruing.

	September 30, 2023			September 30, 2022
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing
Commercial loans
Multi-family	$5,127	$—	$—	$5,912	$—	$—
Commercial real estate	23,435	—	—	4,691	—	—
Commercial & industrial	6,082	—	—	5,693	1,308	—
Construction	—	—	—	—	—	—
Land - acquisition & development	—	—	—	—	—	—
Total commercial loans	34,644	—	—	16,296	1,308	—
Consumer loans
Single-family residential	14,918	—	—	17,450	—	—
Construction - custom	88	—	—	435	—	—
Land - consumer lot loans	9	—	—	84	—	—
HELOC	736	—	—	233	—	—
Consumer	27	—	—	36	—	—
Total consumer loans	15,778	—	—	18,238	—	—
Total loans	$50,422	$—	$—	$34,534	$1,308	$—
% of total loans	0.29%			0.21%

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
The following tables break down loan delinquencies by loan portfolio segment and class.

September 30, 2023		Days Delinquent Based on $ Amount of Loans					% based on $
Loan type	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Past Due
	($ in thousands)
Commercial loans
Multi-Family	$2,886,594	$2,886,462	$—	$—	$132	$132	—%
Commercial Real Estate	3,310,101	3,285,673	848	145	23,435	24,428	0.74
Commercial & Industrial	2,315,318	2,307,020	30	2,186	6,082	8,298	0.36
Construction	1,838,936	1,838,936	—	—	—	—	—
Land - Acquisition & Development	156,661	156,661	—	—	—	—	—
Total commercial loans	10,507,610	10,474,752	878	2,331	29,649	32,858	0.31
Consumer loans
Single-Family Residential	6,388,990	6,365,065	6,441	6,068	11,416	23,925	0.37
Construction - Custom	324,451	320,987	760	2,617	87	3,464	1.07
Land - Consumer Lot Loans	124,842	124,231	358	245	8	611	0.49
HELOC	237,754	235,708	1,050	314	682	2,046	0.86
Consumer	70,110	69,699	228	107	76	411	0.59
Total consumer loans	7,146,147	7,115,690	8,837	9,351	12,269	30,457	0.43
Total Loans	$17,653,757	$17,590,442	$9,715	$11,682	$41,918	$63,315	0.36%
Delinquency %		99.64%	0.06%	0.07%	0.24%	0.36%

September 30, 2022		Days Delinquent Based on $ Amount of Loans					% based on $
Loan type	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Past Due
	($ in thousands)
Commercial loans
Multi-Family	$2,626,479	$2,626,479	$—	$—	$—	$—	—%
Commercial Real Estate	3,111,112	3,110,056	538	450	68	1,056	0.03
Commercial & Industrial	2,343,403	2,336,791	—	919	5,693	6,612	0.28
Construction	1,423,891	1,423,891	—	—	—	—	—
Land - Acquisition & Development	223,616	223,616	—	—	—	—	—
Total commercial loans	9,728,501	9,720,833	538	1,369	5,761	7,668	0.08
Consumer loans
Single-Family Residential	5,726,979	5,708,996	2,796	1,316	13,871	17,983	0.31
Construction - Custom	397,343	396,908	—	—	435	435	0.11
Land - Consumer Lot Loans	151,945	151,746	—	139	60	199	0.13
HELOC	206,033	205,605	155	46	227	428	0.21
Consumer	75,571	75,357	162	17	35	214	0.28
Total consumer loans	6,557,871	6,538,612	3,113	1,518	14,628	19,259	0.29
Total Loans	$16,286,372	$16,259,445	$3,651	$2,887	$20,389	$26,927	0.17%
Delinquency %		99.83%	0.02%	0.02%	0.13%	0.17%

Most loans classified as TDRs are accruing and performing loans where the borrower has proactively approached the Company about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. The concession for these loans is typically a payment reduction through a rate reduction of 100 to 200 bps for a specific term, usually six to 12 months. Interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans. As of September 30, 2023, the outstanding balance of TDRs was $46,117,000 as compared to $56,817,000 as of September 30, 2022. As of September 30, 2023, 97.9% of the restructured loans were performing. Single-family

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
residential loans comprised 84.7% of TDRs as of September 30, 2023. The Company's ACL methodology takes into account the following performance indicators for restructured loans: 1) time since modification, 2) current payment status and 3) geographic area.

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
The following tables present by credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of September 30, 2023 and September 30, 2022.

September 30, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$135,859	$658,126	$850,998	$541,655	$135,965	$400,412	$49,523	$—	$2,772,538
Special Mention	—	90,428	—	—	—	—	—	—	90,428
Substandard	—	5,711	2,309	2,422	7,583	5,603	—	—	23,628
Total	$135,859	$754,265	$853,307	$544,077	$143,548	$406,015	$49,523	$—	$2,886,594
Commercial real estate
Pass	$221,057	$912,776	$735,069	$476,941	$262,945	$596,459	$2,349	$—	$3,207,596
Special Mention	—	—	788	—	4,059	—	—	—	4,847
Substandard	499	5,361	3,810	24,538	27,916	35,534	—	—	97,658
Total	$221,556	$918,137	$739,667	$501,479	$294,920	$631,993	$2,349	$—	$3,310,101
Commercial & industrial
Pass	$155,411	$258,798	$316,713	$117,089	$24,246	$175,042	$1,089,896	$27,681	$2,164,876
Special Mention	—	—	—	—	2,940	—	3,707	—	6,647
Substandard	—	5,532	8,537	2,783	3,819	46,297	69,948	6,879	143,795
Total	$155,411	$264,330	$325,250	$119,872	$31,005	$221,339	$1,163,551	$34,560	$2,315,318
Construction
Pass	$235,150	$833,577	$559,850	$68,105	$46,390	$373	$74,821	$—	$1,818,266
Substandard	2,901	5,119	12,650	—	—	—	—	—	20,670
Total	$238,051	$838,696	$572,500	$68,105	$46,390	$373	$74,821	$—	$1,838,936
Land - acquisition & development
Pass	$20,593	$69,414	$39,276	$6,280	$351	$17,876	$2,600	$—	$156,390
Substandard	—	271	—	—	—	—	—	—	271
Total	$20,593	$69,685	$39,276	$6,280	$351	$17,876	$2,600	$—	$156,661
Total commercial loans
Pass	$768,070	$2,732,691	$2,501,906	$1,210,070	$469,897	$1,190,162	$1,219,189	$27,681	$10,119,666
Special Mention	—	90,428	788	—	6,999	—	3,707	—	101,922
Substandard	3,400	21,994	27,306	29,743	39,318	87,434	69,948	6,879	286,022
Total	$771,470	$2,845,113	$2,530,000	$1,239,813	$516,214	$1,277,596	$1,292,844	$34,560	$10,507,610

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021

September 30, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$513,007	$1,478,479	$1,719,163	$718,250	$295,836	$1,640,330	$—	$—	$6,365,065
30 days past due	822	115	859	392	221	4,032	—	—	6,441
60 days past due	—	1,526	1,420	1,325	—	1,797	—	—	6,068
90+ days past due	—	1,470	666	1,408	—	7,872	—	—	11,416
Total	$513,829	$1,481,590	$1,722,108	$721,375	$296,057	$1,654,031	$—	$—	$6,388,990
Construction - custom
Current	$92,081	$218,988	$8,838	$243	$358	$479	$—	$—	$320,987
30 days past due	—	760	—	—	—	—	—	—	760
60 days past due	—	—	—	2,617	—	—	—	—	2,617
90+ days past due	—	87	—	—	—	—	—	—	87
Total	$92,081	$219,835	$8,838	$2,860	$358	$479	$—	$—	$324,451
Land - consumer lot loans
Current	$19,128	$41,658	$35,048	$11,517	$4,166	$12,714	$—	$—	$124,231
30 days past due	—	—	358	—	—	—	—	—	358
60 days past due	—	—	245	—	—	—	—	—	245
90+ days past due	—	—	—	—	—	8	—	—	8
Total	$19,128	$41,658	$35,651	$11,517	$4,166	$12,722	$—	$—	$124,842
HELOC
Current	$—	$—	$—	$—	$—	$3,733	$230,338	$1,637	$235,708
30 days past due	—	—	—	—	—	44	1,006	—	1,050
60 days past due	—	—	—	—	—	314	—	—	314
90+ days past due	—	—	—	—	—	—	682	—	682
Total	$—	$—	$—	$—	$—	$4,091	$232,026	$1,637	$237,754
Consumer
Current	$662	$121	$9,748	$8,006	$16	$23,201	$27,945	$—	$69,699
30 days past due	—	—	—	—	—	225	3	—	228
60 days past due	—	—	—	—	—	106	1	—	107
90+ days past due	—	—	—	—	29	46	—	1	76
Total	$662	$121	$9,748	$8,006	$45	$23,578	$27,949	$1	$70,110
Total consumer loans
Current	$624,878	$1,739,246	$1,772,797	$738,016	$300,376	$1,680,457	$258,283	$1,637	$7,115,690
30 days past due	822	875	1,217	392	221	4,301	1,009	—	8,837
60 days past due	—	1,526	1,665	3,942	—	2,217	1	—	9,351
90+ days past due	—	1,557	666	1,408	29	7,926	682	1	12,269
Total	$625,700	$1,743,204	$1,776,345	$743,758	$300,626	$1,694,901	$259,975	$1,638	$7,146,147

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021

September 30, 2022	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$657,144	$778,936	$500,917	$168,568	$157,144	$315,858	$34,102	$—	$2,612,669
Substandard	3,951	—	1,729	—	6,560	1,570	—	—	13,810
Total	$661,095	$778,936	$502,646	$168,568	$163,704	$317,428	$34,102	$—	$2,626,479
Commercial real estate
Pass	$820,490	$679,321	$492,826	$301,033	$218,171	$541,008	$1,391	$—	$3,054,240
Special Mention	—	1,594	—	—	—	—	—	—	1,594
Substandard	259	—	6,074	30,579	4,857	10,923	2,586	—	55,278
Total	$820,749	$680,915	$498,900	$331,612	$223,028	$551,931	$3,977	$—	$3,111,112
Commercial & industrial
Pass	$254,668	$435,630	$145,799	$39,102	$25,709	$197,909	$1,097,696	$255	$2,196,768
Special Mention	2,503	—	—	—	—	—	29,153	—	31,656
Substandard	2,021	12,639	9,803	5,029	1,213	25,519	58,755	—	114,979
Total	$259,192	$448,269	$155,602	$44,131	$26,922	$223,428	$1,185,604	$255	$2,343,403
Construction
Pass	$510,764	$671,611	$142,816	$27,260	$375	$—	$68,808	$—	$1,421,634
Substandard	—	2,257	—	—	—	—	—	—	2,257
Total	$510,764	$673,868	$142,816	$27,260	$375	$—	$68,808	$—	$1,423,891
Land - acquisition & development
Pass	$100,022	$64,539	$16,934	$3,391	$8,175	$27,955	$2,600	$—	$223,616
Total	$100,022	$64,539	$16,934	$3,391	$8,175	$27,955	$2,600	$—	$223,616
Total commercial loans
Pass	$2,343,088	$2,630,037	$1,299,292	$539,354	$409,574	$1,082,730	$1,204,597	$255	$9,508,927
Special Mention	2,503	1,594	—	—	—	—	29,153	—	33,250
Substandard	6,231	14,896	17,606	35,608	12,630	38,012	61,341	—	186,324
Total	$2,351,822	$2,646,527	$1,316,898	$574,962	$422,204	$1,120,742	$1,295,091	$255	$9,728,501

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021

September 30, 2022	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2022	2021	2020	2019	2018	Prior to 2018	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$1,131,152	$1,652,242	$771,769	$320,546	$276,093	$1,557,194	$—	$—	$5,708,996
30 days past due	—	—	400	604	—	1,792	—	—	2,796
60 days past due	—	—	—	—	—	1,316	—	—	1,316
90+ days past due	—	—	—	477	—	13,394	—	—	13,871
Total	$1,131,152	$1,652,242	$772,169	$321,627	$276,093	$1,573,696	$—	$—	$5,726,979
Construction - custom
Current	$235,030	$150,434	$9,811	$1,155	$478	$—	$—	$—	$396,908
90+ days past due	—	435	—	—	—	—	—	—	435
Total	$235,030	$150,869	$9,811	$1,155	$478	$—	$—	$—	$397,343
Land - consumer lot loans
Current	$53,396	$60,454	$15,876	$5,399	$3,433	$13,188	$—	$—	$151,746
60 days past due	—	—	139	—	—	—	—	—	139
90+ days past due	—	—	—	—	—	60	—	—	60
Total	$53,396	$60,454	$16,015	$5,399	$3,433	$13,248	$—	$—	$151,945
HELOC
Current	$—	$—	$—	$—	$—	$4,349	$200,267	$989	$205,605
30 days past due	—	—	—	—	—	95	60	—	155
60 days past due	—	—	—	—	—	29	17	—	46
90+ days past due	—	—	—	—	—	—	227	—	227
Total	$—	$—	$—	$—	$—	$4,473	$200,571	$989	$206,033
Consumer
Current	$1,386	$10,156	$8,038	$215	$23,919	$6,449	$25,194	$—	$75,357
30 days past due	—	—	—	2	—	153	7	—	162
60 days past due	—	—	—	—	—	17	—	—	17
90+ days past due	1	—	—	32	—	2	—	—	35
Total	$1,387	$10,156	$8,038	$249	$23,919	$6,621	$25,201	$—	$75,571
Total consumer loans
Current	$1,420,964	$1,873,286	$805,494	$327,315	$303,923	$1,581,180	$225,461	$989	$6,538,612
30 days past due	—	—	400	606	—	2,040	67	—	3,113
60 days past due	—	—	139	—	—	1,362	17	—	1,518
90+ days past due	1	435	—	509	—	13,456	227	—	14,628
Total	$1,420,965	$1,873,721	$806,033	$328,430	$303,923	$1,598,038	$225,772	$989	$6,557,871

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
NOTE E - ALLOWANCE FOR LOAN LOSSES

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A, "Summary of Significant Accounting Policies." The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Twelve Months Ended September 30, 2023	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$12,013	$—	$—	$1,142	$13,155
Commercial real estate	25,814	—	103	2,925	28,842
Commercial & industrial	57,210	(45,856)	93	47,326	58,773
Construction	26,161	—	—	3,247	29,408
Land - acquisition & development	12,278	—	78	(5,340)	7,016
Total commercial loans	133,476	(45,856)	274	49,300	137,194
Consumer loans
Single-family residential	25,518	(34)	568	1,977	28,029
Construction - custom	3,410	—	—	(629)	2,781
Land - consumer lot loans	5,047	—	23	(1,558)	3,512
HELOC	2,482	—	2	375	2,859
Consumer	2,875	(580)	502	35	2,832
Total consumer loans	39,332	(614)	1,095	200	40,013
	$172,808	$(46,470)	$1,369	$49,500	$177,207

Twelve Months Ended September 30, 2022	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$16,949	$—	$—	$(4,936)	$12,013
Commercial real estate	23,437	(529)	984	1,922	$25,814
Commercial & industrial	45,957	(1,202)	73	12,382	$57,210
Construction	25,585	—	2,179	(1,603)	$26,161
Land - acquisition & development	13,447	(11)	70	(1,228)	$12,278
Total commercial loans	125,375	(1,742)	3,306	6,537	133,476
Consumer loans
Single-family residential	30,978	—	1,002	(6,462)	25,518
Construction - custom	4,907	—	—	(1,497)	3,410
Land - consumer lot loans	4,939	(27)	48	87	5,047
HELOC	2,390	—	351	(259)	2,482
Consumer	2,711	(370)	940	(406)	2,875
Total consumer loans	45,925	(397)	2,341	(8,537)	39,332
	$171,300	$(2,139)	$5,647	$(2,000)	$172,808

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
The Company recorded a provision for credit losses of $41,500,000 in 2023, compared to a provision of $3,000,000 for 2022. In 2023, provisioning was largely due to adjustments for one large charge-off taken, offset by reduced unfunded commitment balances. For the year ended September 30, 2023, net charge-offs were $45,101,000, compared to recoveries of $3,508,000 in the prior year. A loan is charged-off when the loss is estimable and it is confirmed that the borrower is not expected to be able to meet its contractual obligations.

Non-accrual loans increased to $50,422,000 as of September 30, 2023, from $34,534,000 as of September 30, 2022. Non-performing assets totaled $57,924,000, or 0.26% of total assets, at September 30, 2023, compared to $44,554,000, or 0.21% of total assets, as of September 30, 2022.

As of September 30, 2023, the allowance for loan losses of $177,207,000 is for loans that are evaluated on a pooled basis, which was comprised of $107,049,000 related to the quantitative component and $70,158,000 related to management's qualitative overlays (including the forecast component of the reserve).
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

The following tables provide the amortized cost of loans receivable based on risk rating categories (as previously defined).

September 30, 2023	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Loan type
Commercial loans
Multi-family	$2,772,538	$90,428	$23,628	$—	$—	$2,886,594
Commercial real estate	3,207,596	4,847	97,658	—	—	3,310,101
Commercial & industrial	2,164,876	6,647	143,795	—	—	2,315,318
Construction	1,818,266	—	20,670	—	—	1,838,936
Land - acquisition & development	156,390	—	271	—	—	156,661
Total commercial loans	10,119,666	101,922	286,022	—	—	10,507,610
Consumer loans
Single-family residential	6,370,936	—	18,054	—	—	6,388,990
Construction - custom	324,363	—	88	—	—	324,451
Land - consumer lot loans	124,588	—	254	—	—	124,842
HELOC	237,018	—	736	—	—	237,754
Consumer	70,098	—	12	—	—	70,110
Total consumer loans	7,127,003	—	19,144	—	—	7,146,147
Total loans	$17,246,669	$101,922	$305,166	$—	$—	$17,653,757

Total grade as a % of total loans	97.7%	0.6%	1.7%	—%	—%

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021

September 30, 2022	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands)
Loan type
Commercial loans
Multi-family	$2,612,669	$—	$13,810	$—	$—	$2,626,479
Commercial real estate	3,054,241	1,594	55,277	—	—	3,111,112
Commercial & industrial	2,196,767	31,656	114,980	—	—	2,343,403
Construction	1,421,634	—	2,257	—	—	1,423,891
Land - acquisition & development	223,616	—	—	—	—	223,616
Total commercial loans	9,508,927	33,250	186,324	—	—	9,728,501
Consumer loans
Single-family residential	5,706,199	—	20,780	—	—	5,726,979
Construction - custom	396,908	—	435	—	—	397,343
Land - consumer lot loans	151,723	—	222	—	—	151,945
HELOC	205,800	—	233	—	—	206,033
Consumer	75,570	—	1	—	—	75,571
Total consumer loans	6,536,200	—	21,671	—	—	6,557,871
Total gross loans	$16,045,127	$33,250	$207,995	$—	$—	$16,286,372

Total grade as a % of total gross loans	98.5%	0.2%	1.3%	—%	—%

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021

The following tables provide information on amortized cost of loans receivable based on borrower payment activity.

September 30, 2023	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands)		(In thousands)
Commercial loans
Multi-family	$2,881,467	99.8%	$5,127	0.2%
Commercial real estate	3,286,666	99.3	23,435	0.7
Commercial & industrial	2,309,236	99.7	6,082	0.3
Construction	1,838,936	100.0	—	—
Land - acquisition & development	156,661	100.0	—	—
Total commercial loans	10,472,966	99.7	34,644	0.3
Consumer loans
Single-family residential	6,374,072	99.8	14,918	0.2
Construction - custom	324,363	100.0	88	—
Land - consumer lot loans	124,833	100.0	9	—
HELOC	237,018	99.7	736	0.3
Consumer	70,083	100.0	27	—
Total consumer loans	7,130,369	99.8	15,778	0.2
Total	$17,603,335	99.7%	$50,422	0.3%

September 30, 2022	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands)		(In thousands)
Commercial loans
Multi-family	$2,620,567	99.8%	$5,912	0.2%
Commercial real estate	3,106,421	99.8	4,691	0.2
Commercial & industrial	2,337,710	99.8	5,693	0.2
Construction	1,423,891	100.0	—	—
Land - acquisition & development	223,616	100.0	—	—
Total commercial loans	9,712,205	99.8	16,296	0.2
Consumer loans
Single-family residential	5,709,529	99.7	17,450	0.3
Construction - custom	396,908	99.9	435	0.1
Land - consumer lot loans	151,861	99.9	84	0.1
HELOC	205,800	99.9	233	0.1
Consumer	75,535	100.0	36	—
Total consumer loans	6,539,633	99.7	18,238	0.3
Total gross loans	$16,251,838	99.8%	$34,534	0.2%

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
The following tables present the balance and level in the fair value hierarchy for assets and liabilities that are measured at fair value on a recurring basis (with the exception of those measured using the NAV practical expedient).

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
U.S. government and agency securities	$—	$217,053	$—	$217,053
Asset-backed securities	—	588,016		588,016
Municipal bonds	—	34,662	—	34,662
Corporate debt securities	—	242,522	—	242,522
Mortgage-backed securities
Agency pass-through certificates	—	912,844	—	912,844
Total Available-for-sale securities	—	1,995,097	—	1,995,097
Client swap program hedges	—	78,797	—	78,797
Commercial loan hedges	—	3,405	—	3,405
Mortgage loan fair value hedges	—	46,396	—	46,396
Borrowings cash flow hedges	—	184,373	—	184,373
Total Financial Assets	$—	$2,308,068	$—	$2,308,068

Financial Liabilities
Client swap program hedges	$—	$79,668	$—	$79,668
Total Financial Liabilities	$—	$79,668	$—	$79,668

	September 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
U.S. government and agency securities	$—	$39,354	$—	$39,354
Asset-backed securities	—	767,001	—	767,001
Municipal bonds	—	34,962	—	34,962
Corporate debt securities	—	313,757	—	313,757
Mortgage-backed securities
Agency pass-through certificates	—	895,963	—	895,963
Total Available-for-sale securities	—	2,051,037	—	2,051,037
Client swap program hedges	—	67,260	—	67,260
Commercial loan fair value hedges	—	2,517	—	2,517
Mortgage loan fair value hedge	—	36,765	—	36,765
Borrowings cash flow hedges	—	179,945	—	179,945
Total Financial Assets	$—	$2,337,524	$—	$2,337,524

Financial Liabilities
Client swap program hedges	$—	$67,260	$—	$67,260
Total Financial Liabilities	$—	$67,260	$—	$67,260

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
There were no transfers between, into and/or out of Level 1, 2 or 3 during the year ended September 30, 2023 or September 30, 2022.
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

	September 30, 2023				Twelve Months Ended September 30, 2023
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Loans receivable (1)	$—	$—	$35,627	$35,627	$(46,079)
Real estate owned (2)	—	—	3,857	3,857	(181)
Balance at end of period	$—	$—	$39,484	$39,484	$(46,260)

(1)The gains (losses) represent re-measurements of collateral-dependent impaired loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.

	September 30, 2022				Twelve Months Ended September 30, 2022
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Impaired loans (1)	$—	$—	$7,912	$7,912	$(1,286)
Real estate owned (2)	—	—	3,128	3,128	(367)
Balance at end of period	$—	$—	$11,040	$11,040	$(1,653)

(1)The gains (losses) represent re-measurements of collateral-dependent impaired loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.

At September 30, 2023, there was $121,000 in foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $1,756,000.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
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

		September 30, 2023		September 30, 2022
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$980,649	$980,649	$683,965	$683,965
Available-for-sale securities:
U.S. government and agency securities	2	217,053	217,053	39,354	39,354
Asset-backed securities	2	588,016	588,016	767,001	767,001
Municipal bonds	2	34,662	34,662	34,962	34,962
Corporate debt securities	2	242,522	242,522	313,757	313,757
Mortgage-backed securities
Agency pass-through certificates	2	912,844	912,844	895,963	895,963
Total available-for-sale securities		1,995,097	1,995,097	2,051,037	2,051,037
Held-to-maturity securities:
Mortgage-backed securities
Agency pass-through certificates	2	423,586	355,188	463,299	406,860
Total held-to-maturity securities		423,586	355,188	463,299	406,860

Loans receivable	3	17,476,550	16,559,758	16,113,564	15,417,635
FHLB stock	2	126,820	126,820	95,073	95,073
Other assets - client swap program hedges	2	78,797	78,797	67,260	67,260
Other assets - commercial loan fair value hedges	2	3,405	3,405	2,517	2,517
Other assets - mortgage loan fair value hedges	2	46,396	46,396	36,765	36,765
Other assets - borrowings cash flow hedges	2	184,373	184,373	179,945	179,945

Financial liabilities
Time deposits	2	5,305,016	5,232,689	3,338,043	3,249,169
Borrowings	2	3,650,000	3,653,229	2,125,000	1,940,813
Other liabilities - client swap program hedges	2	79,668	79,668	67,260	67,260
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
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
Borrowings – The fair value of FHLB advances and FRB borrowings is estimated by discounting the estimated future cash flows using rates currently available to the Company for debt with similar remaining maturities.
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

NOTE G - DERIVATIVES AND HEDGING ACTIVITIES

 The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at September 30, 2023 and September 30, 2022.

September 30, 2023	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$806,744	$78,797	Other liabilities	$806,744	$79,668
Commercial loan fair value hedges	Other assets	39,661	3,405	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	670,000	46,396	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	1,000,000	184,373	Other liabilities	—	—
		$2,516,405	$312,971		$806,744	$79,668

September 30, 2022	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$588,676	$67,260	Other liabilities	$588,676	$67,260
Commercial loan fair value hedges	Other assets	42,209	2,517	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	470,000	36,765	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	1,000,000	179,945	Other liabilities	—	—
		$2,100,885	$286,487		$588,676	$67,260

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
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

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged items are adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with each hedged item until the hedged item is de-recognized from the balance sheet. The following tables presents the impact of fair value hedge accounting on the carrying value of the hedged items at September 30, 2023 and September 30, 2022.

(In thousands)	September 30, 2023
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$1,816,870	$(48,865)
	$1,816,870	$(48,865)

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At September 30, 2023, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $1,780,503,000, the cumulative basis adjustment associated with the hedging relationships was $(45,622,000), and the amount of the designated hedged items was $670,000,000.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At September 30, 2023, the amortized cost basis of the hedged commercial loans was $36,367,000 and the cumulative basis adjustment associated with the hedging relationships was $(3,243,000).

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

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
income statement line item as the hedged cash flows. As of September 30, 2023, the maturities for hedges of adjustable rate borrowings ranged from less than one year to seven years, with the weighted average being 5.5 years.

The following table presents the impact of derivative instruments (cash flow hedges on borrowings) on AOCI for the periods presented.

(In thousands)	Twelve Months Ended September 30,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2023	2022
Interest rate contracts:
Pay fixed/receive floating swaps on cash flow hedges of borrowings	$4,428	$137,502
Total pre-tax gain/(loss) recognized in AOCI	$4,428	$137,502

The following table presents the gains/(losses) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the period presented.

	Twelve Months Ended September 30, 2023		Twelve Months Ended September 30, 2022
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$900,068	$(115,488)	$601,592	$(28,729)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$16,975		$(1,782)
Recognized on derivatives	10,519		43,100
Recognized on hedged items	(9,775)		(43,305)
Net income/(expense) recognized on fair value hedges	$17,719		$(1,987)

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$38,709		$(408)
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		—
Net income/(expense) recognized on cash flow hedges		$38,709		$(408)

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. The net impact to the statement of operations for the year ended September 30, 2023 was a decrease in other income of $870,000. There was no net income to the statement of operations for the year ended September 30, 2022 as the changes in fair value of the receive fixed swap and pay fixed swap offset each other. As of September 30, 2023, none of the outstanding notional balance is associated with related party loans.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
The following table presents the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Twelve Months Ended September 30,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2023	2022
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$11,544	$78,244
Receive fixed/pay floating swap	Other noninterest income	(12,414)	(78,244)
		$(870)	$—

NOTE H – REVENUE FROM CONTRACTS WITH CUSTOMERS

Net interest income on financial assets and liabilities is excluded from the scope of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606") thus a significant majority of our revenues are not subject to the referenced guidance.

Revenue streams that are within the scope of the guidance are presented within noninterest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. For fiscal years ended 2023 and 2022, in scope revenue streams represented approximately 3.9% and 5.6% of our total revenues, respectively. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of noninterest income within the scope of the guidance include the following:

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

Insurance agency commissions (recognized in Other Income): WAFD Insurance Group, Inc. is a wholly-owned subsidiary of the Bank that operates as an insurance agency, selling and marketing property and casualty insurance policies for a small number of high-quality insurance carriers. WAFD Insurance Group, Inc. earns revenue in the form of commissions paid by the insurance carriers for policies that have been sold. In addition to the origination commission, WAFD Insurance Group, Inc. may also receive contingent incentive fees based on the volume of business generated for the insurance carrier and based on policy renewal rates.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021

NOTE I - INTEREST RECEIVABLE

The following table provides a summary of interest receivable by interest-earning asset type.

	September 30, 2023	September 30, 2022
	(In thousands)
Loans receivable	$77,349	$57,070
Mortgage-backed securities	3,431	3,313
Investment securities	6,223	3,489
	$87,003	$63,872

NOTE J - PREMISES AND EQUIPMENT

The following table provides a summary of premises and equipment by asset type.

		September 30, 2023	September 30, 2022
	Estimated Useful Life	(In thousands)
Land	—	$90,726	$92,938
Buildings	10 - 40	190,707	185,573
Leasehold improvements	5 - 15	18,081	18,361
Furniture, software and equipment	2 - 10	92,765	92,164
		392,279	389,036
Less accumulated depreciation and amortization		(155,268)	(145,974)
		$237,011	$243,062

NOTE K - CUSTOMER ACCOUNTS

The following tables provide the composition of the Company's customer accounts, including time deposits.

	September 30, 2023			September 30, 2022
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$2,706,448	16.8%	—%	$3,266,734	20.4%	—%
Interest checking	3,882,715	24.2	2.28	3,497,795	21.8	0.90
Savings	817,547	5.1	0.21	1,059,093	6.6	0.13
Money market	3,358,603	20.9	1.48	4,867,905	30.4	0.49
Time deposits	5,305,016	33.0	3.77	3,338,043	20.8	0.74
Total	$16,070,329	100%	2.12%	$16,029,570	100%	0.51%

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021

Time deposits by rate band are as follows:	September 30, 2023	September 30, 2022
	(In thousands)
Less than 1.00%	$139,525	$2,705,212
1.00% to 1.99%	64,262	304,702
2.00% to 2.99%	248,973	327,852
3.00% to 3.99%	3,884,337	277
4.00% to 4.99%	532,153	—
5.00% and higher	435,766	—
	$5,305,016	$3,338,043

Time deposits by maturity band are as follows:	September 30, 2023	September 30, 2022
	(In thousands)
Three months or less	$2,383,793	$1,007,735
Over 3 through 6 months	1,517,379	966,800
Over 6 through 12 months	732,141	810,680
Over 12 months	671,703	552,828
	$5,305,016	$3,338,043

Customer accounts with uninsured or uncollateralized deposits totaled $4,124,355,000 as of September 30, 2023, compared to $4,856,148,927 as of September 30, 2022.

Interest expense on customer accounts consisted of the following:

Year ended September 30,	2023	2022	2021
	(In thousands)
Checking accounts	$70,396	$10,086	$5,545
Savings accounts	1,715	1,377	1,143
Money market accounts	47,485	12,423	8,723
Time deposit accounts	119,255	19,422	27,100
	238,851	43,308	42,511
Less early withdrawal penalties	(1,618)	(267)	(198)
	$237,233	$43,041	$42,313

Weighted average interest rate at end of year	2.12%	0.51%	0.23%
Daily weighted average interest rate during the year	1.84%	0.34%	0.35%

NOTE L - BORROWINGS

The Company had total borrowings outstanding at September 30, 2023 with carrying values of $3,650,000,000 compared to $2,125,000,000 at September 30, 2022. The borrowings consisted of FHLB advances and funds received from the FRB's Bank Term Funding Program. The table below shows the contractual maturity dates of outstanding FHLB advances.

	September 30, 2023	September 30, 2022
	(In thousands)
Within 1 year	$2,900,000	$2,025,000
1 to 3 years	—	100,000
	$2,900,000	$2,125,000

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
As of September 30, 2023, there are no advances that are callable by the FHLB. Taking into account cash flow hedges, the weighted average effective maturity of FHLB advances at September 30, 2023 is 2.01 years.

Financial information pertaining to the weighted-average cost and the amount of FHLB advances were as follows.

	2023	2022	2021
	($ in thousands)
Weighted average interest rate, including cash flow hedges, at end of year	3.83%	2.02%	1.51%
Weighted daily average interest rate, including cash flow hedges, during the year	3.42%	1.66%	1.98%
Daily average of FHLB advances during the year	$2,916,849	$1,731,110	$2,234,027
Maximum amount of FHLB advances at any month end	$3,425,000	$2,125,000	$2,700,000
Interest expense during the year (including swap interest income and expense)	$99,631	$28,729	$44,188

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

During fiscal 2023, the Company borrowed $750,000,000 from the FRB's BTFP. This program offers up to 1 year fixed-rate term borrowings that are prepayable without penalty. These borrowings are not callable by the FRB and have contractual maturity dates within 1 year.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021

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

The table below presents the Company’s operating lease right-of-use asset and the related lease liability.

(In thousands)	September 30, 2023	September 30, 2022
Operating lease asset	$21,126	$25,546
Operating lease liability	$23,422	$27,974

As of September 30, 2023, the Company’s operating leases have a weighted average remaining lease term of 8.5 years and a weighted average discount rate of 2.27%. Cash paid for amounts included in the measurement of the above operating lease liability was $6,418,000 and $6,788,000 for the twelve months ended September 30, 2023 and 2022, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities during the twelve months ended September 30, 2023 and 2022 were $2,349,000 and $3,611,000.

The following table presents the components of net lease costs, a component of Occupancy expense. The Company elected not to separate lease and non-lease components and instead account for them as a single lease component. Variable lease costs include subsequent increases in index-based rents and variable payments such as common area maintenance.

(In thousands)	Twelve Months Ended September 30,	Twelve Months Ended September 30,
	2023	2022
Operating lease cost	$6,424	$6,654
Variable lease cost	1,262	1,537
Sublease income	(369)	(358)
Net lease cost	$7,317	$7,833

The following table shows future minimum payments for operating leases as of September 30, 2023 for the respective periods.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021

(In thousands)	Year ending September 30,

2024	$5,861
2025	4,863
2026	3,905
2027	3,040
2028	1,841
Thereafter	6,424
Total minimum payments	25,934
Amounts representing interest	(2,512)
Present value of minimum lease payments	$23,422

Rental expense, including amounts paid under month-to-month cancelable leases, amounted to $7,686,000 and $8,191,000 in 2023, and 2022, respectively.

Financial Instruments with Off-Balance Sheet Risk - The only material off-balance-sheet credit exposures are loans in process and unused lines of credit, which had a combined balance of $3,625,333,000 and $4,947,570,000 at September 30, 2023 and September 30, 2022, respectively. The reserve for unfunded commitments was $24,500,000 as of September 30, 2023, which is a decrease from $32,500,000 at September 30, 2022. See Note A "Summary of Significant Accounting Policies" for details regarding the reserve methodology.

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021

NOTE N - INCOME TAXES

Under generally accepted accounting principles, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to reverse.
The table below provides a summary of the Company's tax assets and liabilities, including deferred tax assets and deferred tax liabilities by major source. Deferred tax balances represent temporary differences between the financial statement and corresponding tax treatment of income, gains, losses, deductions or credits.

	September 30, 2023	September 30, 2022
	(In thousands)
Deferred tax assets
Allowance for credit losses	$46,191	$47,426
REO reserves	300	329
Non-accrual loan interest	1,797	1,104
Deferred compensation	2,901	6,841
Stock based compensation	3,089	2,636
Lease liability	5,367	6,207
Other	2,804	1,329
Total deferred tax assets	62,449	65,872
Deferred tax liabilities
FHLB stock dividends	9,741	9,826
Valuation adjustment on available-for-sale securities and cash flow hedges	13,933	15,765
Loan origination fees and costs	11,471	10,918
Premises and equipment	18,155	20,132
Lease right-of-use assets	4,841	5,992
Equity investments	4,244	5,323
Acquired intangibles	4,798	4,116
Other	483	25
Total deferred tax liabilities	67,666	72,097
Net deferred tax asset (liability)	(5,217)	(6,225)
Current tax asset (liability)	13,696	2,920
Net tax asset (liability)	$8,479	$(3,305)

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
The table below presents a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate.

Year ended September 30,	2023	2022	2021
Statutory income tax rate	21%	21%	21%
State income tax	2	2	2
Other differences	(2)	(2)	(2)
Effective income tax rate	21%	21%	21%

The following table summarizes the Company's income tax expense (benefit) for the respective periods.

Year ended September 30,	2023	2022	2021
	(In thousands)
Federal:
Current	$58,667	$50,854	$53,820
Deferred	3,334	7,187	(8,468)
	62,001	58,041	45,352
State:
Current	4,425	6,600	5,584
Deferred	1,224	(934)	(1,413)
	5,649	5,666	4,171
Total
Current	63,092	57,454	59,404
Deferred	4,558	6,253	(9,881)
	$67,650	$63,707	$49,523

Based on current information, the Company does not expect that changes in the amount of unrecognized tax benefits over the next 12 months will have a significant impact on its results of operations or financial position. The Company does not have a liability for uncertain tax positions as of September 30, 2023 or September 30, 2022.
The Company's federal income tax returns are open and subject to potential examination by the IRS for fiscal years 2020 and later. State income tax returns are generally subject to examination for a period of three to five years after filing. The state impact of any federal changes remains subject to examination by various states for a period of up to two years after formal notification to the states.

NOTE O - EMPLOYEE BENEFIT PLANS

401(k) Plan - The Company maintains a 401(k) Plan (the "Plan") for the benefit of its employees. Company contributions are made annually as approved by the Board of Directors. Such amounts are not in excess of amounts permitted by the Employee Retirement Income Security Act of 1974.

Plan participants may make voluntary after-tax contributions of their considered earnings as defined by the Plan. In addition, participants may make pre-tax contributions up to the statutory limits through the 401(k) provisions of the Plan. The annual addition from contributions to an individual participant's account in this Plan cannot exceed the lesser of 100% of base salary or $66,000.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
New employees become eligible to participate in the Plan and make employee contributions on the first day of the calendar month following the completion of 30 days of employment. Such eligible employees do not become eligible for profit sharing or matching contributions until the first day of the quarter (January 1, April 1, July 1 or October 1) following completion of 1 year of service. A “year of service” is defined as a 12-month period in which the eligible employee works at least 1,000 hours of service and the first eligibility service period starts on the first day of employment.

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

Company contributions to the Plan amounted to $8,648,000, $10,559,000 and $9,905,000 for the years ended 2023, 2022 and 2021, respectively.

Employee Stock Purchase Plan - Upon approval by common shareholders, the Company implemented an Employee Stock Purchase Plan ("ESPP") in 2023 in which substantially all employees of the Company are eligible to participate. The ESPP provides participants the opportunity to purchase common stock of the Company at 95% of the closing stock price on the last day of the purchase period. Purchase periods are three-month periods that are set as January 1 through March 31, April 1 through June 30, July 1 through September 30, and October 1 through December 31 of each year. A total of 500,000 shares were made available for issuance. Participants of the ESPP purchased 7,027 shares for $177,021 during 2023. At September 30, 2023 there were 492,973 shares remaining for purchase under the ESPP.

Supplemental Executive Retirement Plan - Also approved by our shareholders, the Company implemented a Supplemental Executive Retirement Plan ("SERP") during 2023. This non-qualified deferred compensation plan provides retirement benefits to certain highly compensated executives. The SERP credits, if vested, will be distributed in the form of WaFd, Inc. common stock, in ten (10) substantially equal annual installments, following retirement of the executive officer. $11,700,000 in common stock units, and related dividend equivalents, were authorized with each unit having a value equal to one share of WaFd, Inc. common stock. These units will vest based on the age of each participant as follows:

Attained Age	Vested Percentage
Before 62	—%
62	80%
63	90%
64	100%

On March 9, 2023, the date of distribution, a total of 368,966 common stock units were credited to participant accounts based on the closing share price of $31.71. An additional 7,292 units were credited to accounts during 2023 as a result of dividends paid subsequent to the initial distribution. As a result, there were a total of 376,258 share units with a weighted average grant date fair value of $31.59 held within SERP accounts at September 30, 2023. SERP related expense recognized during the year was $625,000. There were no shares paid during 2023 and there were no participants vested.

NOTE P - STOCK AWARD PLANS

The Company's stock based compensation plan provides for grants of stock options and restricted stock. On January 22, 2020, the shareholders approved the 2020 Incentive Plan. Upon approval of the 2020 Incentive Plan, the 2011 Incentive Plan terminated with respect to future awards, and the remaining shares that were not awarded under the 2011 Incentive Plan as of that date were canceled. A total of 3,200,000 shares were made available for grant under the 2020 Incentive Plan and 1,129,615 shares remain available for issuance as of September 30, 2023.

When applicable, stock options are granted with an exercise price equal to the market price of the Company's stock at the date of grant; those option awards generally vest based on three to five years of continuous service and have 10-year contractual terms. The Company's policy is to issue new shares upon option exercises. The fair value of stock options granted is estimated on the

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
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

Stock Option Awards:

There were 779,740 stock options granted under the incentive plans during 2023, compared to 352,043 stock options granted in 2022 and no stock options granted in 2021 under the previous plan.
A summary of stock option activity and changes during the year are as follows.

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at September 30, 2021	1,030,323	$29.14	8	$5,330
Granted	352,043	32.49
Exercised	(64,415)	28.16
Forfeited	(180,343)	30.24
Outstanding at September 30, 2022	1,137,608	30.06	8	—
Granted	779,740	28.47
Exercised	(35,877)	30.39
Forfeited	(173,646)	30.07
Outstanding at September 30, 2023	1,707,825	$29.32	8	$—
Exercisable at September 30, 2023	318,695	$33.15	7	$—

The table below presents other information regarding stock options.

Year ended September 30,	2023	2022	2021
	(In thousands, except grant date fair value per stock option)
Compensation cost for stock options	$1,875	$1,296	$1,676
Weighted average grant date fair value per stock option	5.91	5.10	4.39
Total intrinsic value of options exercised	214	433	276
Grant date fair value of options exercised	198	345	78
Cash received from option exercises	1,089	1,823	339

The following is a summary of activity related to unvested stock options.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021

Year ended September 30,	2023		2022		2021
Unvested Stock Options	Options Outstanding	Weighted Average Grant Date Fair Value	Options Outstanding	Weighted Average Grant Date Fair Value	Options Outstanding	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	981,410	$5.07	1,031,134	$4.39	1,210,689	$4.38
Granted	779,740	7.11	352,043	7.18	—	—
Vested	(217,695)	6.13	(223,387)	5.32	—	—
Forfeited	(153,033)	5.38	(178,380)	5.02	(179,555)	4.31
Outstanding at end of period	1,390,422	$5.93	981,410	$5.07	1,031,134	$4.39

As of September 30, 2023, there was $4,590,961 of unrecognized compensation cost related to stock options.

Restricted Stock Awards:

The Company grants shares of restricted stock pursuant to the incentive plans. The restricted stock grants are subject to a service condition and vest over a period of one to seven years.

Certain grants of restricted stock to executive officers are also subject to additional market and performance conditions based upon meeting certain total shareholder return targets pre-established by the Board. The Company had a total of 495,782 shares of restricted stock outstanding as of September 30, 2023, with a total grant date fair value of $12,097,081.

The following table summarizes information about unvested restricted stock activity.

Year ended September 30,	2023		2022		2021
Non-vested Restricted Stock	Outstanding	Weighted Average Fair Value	Outstanding	Weighted Average Fair Value	Outstanding	Weighted Average Fair Value
Outstanding at beginning of period	489,777	$21.64	522,991	$19.96	409,469	$24.32
Granted	247,966	26.48	224,593	25.34	331,344	17.04
Vested	(119,956)	29.87	(246,119)	21.34	(132,649)	30.64
Forfeited	(122,005)	12.16	(11,688)	23.96	(85,173)	12.94
Outstanding at end of period	495,782	$24.40	489,777	$21.64	522,991	$19.96

Compensation expense related to restricted stock awards was $4,512,000, $4,367,000, and $4,473,000 for the years ended 2023, 2022 and 2021, respectively.

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
are entitled to all proportional rights and preferences of the Series A Preferred Stock (including, dividend, voting, redemption and liquidation rights). The depositary shares are traded on the NASDAQ Global Select Market under the symbol "WAFDP." The Series A Preferred Stock is redeemable at the option of the Company, subject to all applicable regulatory approvals, on or after April 15, 2026.

As of September 30, 2023, and 2022, the Company and the Bank met all capital adequacy requirements to which they are subject, and the Bank's regulators categorized it as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Common Equity Tier 1, Tier 1 risk-based, Total risk-based and Tier 1 leverage ratios as set forth in the following table. The Bank's actual capital amounts and ratios as of these dates are also presented. There are no conditions or events since that management believes have changed the Bank's categorization.

	Actual		Capital Adequacy Guidelines	Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio	Ratio	Ratio
September 30, 2023	($ in thousands)
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,769,170	10.37%	4.50%	NA
The Bank	1,982,943	11.63	4.50	6.50%
Tier 1 risk-based capital ratio:
The Company	2,069,170	12.12	6.00	NA
The Bank	1,982,943	11.63	6.00	8.00
Total risk-based capital ratio:
The Company	2,270,877	13.31	8.00	NA
The Bank	2,184,650	12.81	8.00	10.00
Tier 1 leverage ratio:
The Company	2,069,170	9.39	4.00	NA
The Bank	1,982,943	9.10	4.00	5.00

September 30, 2022
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,613,075	9.86%	4.50%	NA
The Bank	1,781,932	10.89	4.50	6.50%
Tier 1 risk-based capital ratio:
The Company	1,913,075	11.69	6.00	NA
The Bank	1,781,932	10.89	6.00	8.00
Total risk-based capital ratio:
The Company	2,117,574	12.94	8.00	NA
The Bank	1,986,434	12.14	8.00	10.00
Tier 1 leverage ratio:
The Company	1,913,075	9.51	4.00	NA
The Bank	1,781,932	8.86	4.00	5.00

At periodic intervals, the Federal Reserve, the WDFI and the FDIC examine the Company's and the Bank's financial statements as part of their oversight. Based on their examinations, these regulators can direct that the Company's or Bank's financial statements be adjusted in accordance with their findings.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021
The Company and the Bank are subject to regulatory restrictions on paying dividends.

The Company has an ongoing common share repurchase program and 1,165,161 shares were repurchased during 2023 at a weighted average price of $26.14. In 2022, 92,774 shares were repurchased at a weighted average price of $35.14. As of September 30, 2023, management had authorization from the Board of Directors to repurchase up to 2,559,183 additional shares.

The following table sets forth information regarding earnings per common share calculations.

Year ended September 30,	2023	2022	2021
Weighted average shares outstanding	65,192,510	65,287,650	72,529,188
Weighted average dilutive options	62,773	116,460	36,732
Weighted average diluted shares	65,255,283	65,404,110	72,565,920

Net income available to common shareholders (in thousands)	$242,801	$221,705	$173,581
Basic EPS	$3.72	$3.40	$2.39
Diluted EPS	3.72	3.39	2.39

NOTE R - FINANCIAL INFORMATION – WAFD, INC.

The following WaFd, Inc. (parent company only) financial information should be read in conjunction with the other notes to the Consolidated Financial Statements.

Condensed Statements of Financial Condition
	September 30, 2023	September 30, 2022
	(In thousands)
Assets
Cash	$74,450	$130,502
Other assets	16,171	5,000
Investment in subsidiary	2,340,199	2,143,116
Total assets	$2,430,820	$2,278,618

Liabilities
Dividend payable on preferred stock	$3,656	$3,656
Other liabilities	738	702
Total liabilities	4,394	4,358

Shareholders’ equity
Total shareholders’ equity	2,426,426	2,274,260
Total liabilities and shareholders’ equity	$2,430,820	$2,278,618

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021

Condensed Statements of Operations
Twelve Months Ended September 30,	2023	2022	2021
	(In thousands)
Income
Dividends from subsidiary	$56,490	$172,850	$92,400
Total Income	56,490	172,850	92,400
Expense
Miscellaneous expense	2,214	619	626
Total expense	2,214	619	626

Net income (loss) before equity in undistributed net income (loss) of subsidiary	54,276	172,231	91,774
Equity in undistributed net income (loss) of subsidiaries	202,643	63,956	91,697
Income before income taxes	256,919	236,187	183,471
Income tax benefit (expense)	507	143	144
Net income	257,426	236,330	183,615
Dividends on preferred stock	14,625	14,625	10,034
Net income available to common shareholders	$242,801	$221,705	$173,581

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2023, 2022, AND 2021

Condensed Statements of Cash Flows
Twelve Months Ended September 30,	2023	2022	2021
	(In thousands)
Cash Flows From Operating Activities
Net income	$257,426	$236,330	$183,615
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings from investments in subsidiaries	(202,643)	(63,956)	(91,697)
Distributions in excess of earnings from investments in subsidiaries	—	—	—
Stock based compensation expense	7,914	6,808	6,381
Decrease in other assets	1,329	—	—
Increase in other liabilities	36	262	440
Net cash provided by operating activities	64,062	179,444	98,739

Cash Flows From Investing Activities
Purchase of strategic investments	(12,500)	—	—
Net cash provided by (used in) investing activities	(12,500)	—	—

Cash Flows From Financing Activities
Proceeds from exercise of common stock options and related tax benefit	1,089	1,823	339
Proceeds from issuance of preferred stock, net	—	—	293,325
Proceeds from the purchase of common stock through the Employee Stock Purchase Program	177	—	—
Treasury stock purchased	(30,463)	(3,260)	(348,651)
Dividends on preferred stock	(14,625)	(14,625)	(6,378)
Dividends on common stock	(63,792)	(61,576)	(65,876)
Net cash provided by (used in) financing activities	(107,614)	(77,638)	(127,241)

Increase (decrease) in cash	(56,052)	101,806	(28,502)
Cash at beginning of year	130,502	28,696	57,198
Cash at end of year	$74,450	$130,502	$28,696

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.              Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, the Company carried out an evaluation, under the supervision and participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered in this report, to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in SEC rules and forms and were effective to ensure that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 version of its Internal Control-Integrated Framework. Based on its assessment, the Company’s management believes that as of September 30, 2023, the Company’s internal control over financial reporting was effective based on this criteria.

The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the Company’s internal control over financial reporting, which appears in this annual report on Form 10-K.
There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of WaFd, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of WaFd, Inc. and subsidiaries (the “Company”) as of September 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Office of the Comptroller of the Currency Instructions for Call Reports for Balance Sheet on schedule RC, Income Statement on schedule RI, and Changes in Bank Equity Capital on schedule RI-A. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2023, of the Company and our report dated November 17, 2023, expressed an unqualified opinion on those financial statements.

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
November 17, 2023

Item 9B.              Other Information

None.

Item 9C.              Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.              Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held on February 13, 2024 (the "2023 Proxy Statement") under the following captions, and is incorporated herein by reference.
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

Item 11.              Executive Compensation

The information required by this item will be set forth in the 2023 Proxy Statement under the captions "Executive Compensation” and “Corporate Governance – Compensation Committee Interlocks And Insider Participation" and is incorporated herein by reference.

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be set forth in the 2023 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Additional information about stock options and other equity compensation plans is included in Note P to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this report.

Item 13.              Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in the 2023 Proxy Statement under the caption "Corporate Governance - Related Party Transactions" and is incorporated herein by reference.

Item 14.              Principal Accountant Fees and Services

The information required by this item will be set forth in the 2023 Proxy Statement under the caption "Principal Accountant Fees and Services" and is incorporated herein by reference.

PART IV

Item 15.              Exhibits and Financial Statement Schedules
(a) Documents filed as part of this Report:
(1) The Consolidated Financial Statements and related documents set forth in "Item 8. Financial Statements and Supplementary Data" are filed as part of this report.
(2) All other schedules to the Consolidated Financial Statements required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the Consolidated Financial Statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this report.
(3) The following exhibits are required by Item 601 of Regulation S-K:

No.	Exhibit	Page/ Footnote

3.1	Third Restated Articles of Incorporation of the Company, as amended	+

3.2	Second Amended and Restated Bylaws of the Company	+

4.1	Description of Registrant's Securities	(1)

4.2	Deposit Agreement, dated February 8, 2021, by and among the Company, American Stock Transfer & Trust Company LLC, and the holders from time to time of the depositary receipts described therein	(2)

10.1	2020 Incentive Plan and Form of Award Agreements *	(3)

10.2	2011 Incentive Plan, as amended *	(4)

10.3	Form of Restricted Stock Award Agreement under 2011 Incentive Plan *	(4)

10.4	Form of Stock Option Agreement under 2011 Incentive Plan *	(4)

10.5	Form of Indemnification Agreement *	(5)

10.6	Form of Change in Control Agreement *	(6)

10.7	WaFd, Inc. Amended and Restated Non-Qualified Employee Stock Purchase Plan*	+

10.8	WaFd Bank Deferred Compensation Plan*	(7)

10.9	Amendment to WaFd Bank Deferred Compensation Plan *	(7)

21	Subsidiaries of the Company - Reference is made to Item 1, “Business - Subsidiaries” for the required information	+

23.1	Consent of Independent Registered Public Accounting Firm	+

31.1	Section 302 Certification by the Chief Executive Officer	+

31.2	Section 302 Certification by the Chief Financial Officer	+

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002	+

97.1	WaFd, Inc. Clawback Policy	+

101	Financial Statements for the fiscal year ended September 30, 2022 formatted in iXBRL	+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	+
 ___________________

*	Management contract or compensation plan
+	Filed herewith
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
(7)Incorporated by reference from the Registrant's Form 8-K filed with the SEC on February 17, 2023.

Item 16.              Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFD, INC.

November 17, 2023	By:	/S/ BRENT J. BEARDALL
Brent J. Beardall, Vice Chair, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Brent J. Beardall	November 17, 2023
Brent J. Beardall Vice Chair, President and Chief Executive Officer (Principal Executive Officer)
/s/ Kelli J. Holz	November 17, 2023
Kelli J. Holz Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Blayne A. Sanden	November 17, 2023
Blayne A. Sanden Senior Vice President and Principal Accounting Officer (Principal Accounting Officer)

/s/ Stephen M. Graham	November 17, 2023
Stephen M. Graham, Chairman of the Board
/s/ R. Shawn Bice	November 17, 2023
R. Shawn Bice, Director
/s/ Linda S. Brower	November 17, 2023
Linda S. Brower, Director
/s/ David K. Grant	November 17, 2023
David K. Grant, Director
/s/ Sylvia R. Hampel	November 17, 2023
Sylvia R. Hampel, Director
/s/ S. Steven Singh	November 17, 2023
S. Steven Singh, Director
/s/ Sean B. Singleton	November 17, 2023
Sean B. Singleton, Director
/s/ Mark N. Tabbutt	November 17, 2023
Mark N. Tabbutt, Director
/s/ Randall H. Talbot	November 17, 2023
Randall H. Talbot, Director