Form 10-Q
period 2023-12-31
WAFD INC
filed 2024-01-31
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-34654
WAFD, INC.
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

The registrant had outstanding 64,736,916 shares of common stock as of January 30, 2024.

WAFD, INC. AND SUBSIDIARIES

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	December 31, 2023	September 30, 2023
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,144,774	$980,649
Available-for-sale securities, at fair value	2,018,445	1,995,097
Held-to-maturity securities, at amortized cost	415,079	423,586
Loans receivable, net of allowance for loan losses of $179,320 and $177,207	17,584,622	17,476,550
Interest receivable	87,022	87,003
Premises and equipment, net	237,202	237,011
Real estate owned	6,820	4,149
FHLB stock	137,940	126,820
Bank owned life insurance	244,558	242,919
Intangible assets, including goodwill of $305,125 and $304,750	311,103	310,619
Federal and state income tax assets, net	—	8,479
Other assets	452,557	581,793
	$22,640,122	$22,474,675
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$10,658,064	$10,765,313
Time deposit accounts	5,380,723	5,305,016
	16,038,787	16,070,329
Borrowings	3,875,000	3,650,000
Advance payments by borrowers for taxes and insurance	19,244	52,550
Federal and state income tax liabilities, net	1,478	—
Accrued expenses and other liabilities	253,609	275,370
	20,188,118	20,048,249
Commitments and contingencies (see Note I)
Shareholders’ equity
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 300,000 and 300,000 shares issued; 300,000 and 300,000 shares outstanding	300,000	300,000
Common stock, $1.00 par value, 300,000,000 shares authorized; 136,679,479 and 136,466,579 shares issued; 64,254,700 and 64,736,916 shares outstanding	136,679	136,467
Additional paid-in capital	1,691,102	1,687,634
Accumulated other comprehensive income (loss), net of taxes	47,014	46,921
Treasury stock, at cost; 72,424,779 and 71,729,663 shares	(1,629,348)	(1,612,345)
Retained earnings	1,906,557	1,867,749
	2,452,004	2,426,426
	$22,640,122	$22,474,675

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2023	2022
	(In thousands, except share data)
INTEREST INCOME
Loans receivable	$245,792	$203,946
Mortgage-backed securities	11,266	10,613
Investment securities and cash equivalents	29,788	18,860
	286,846	233,419
INTEREST EXPENSE
Customer accounts	96,671	31,646
Borrowings	37,938	18,974
	134,609	50,620
Net interest income	152,237	182,799
Provision for credit losses	—	2,500
Net interest income after provision (release)	152,237	180,299
OTHER INCOME
Gain (loss) on sale of investment securities	81	—
Gain (loss) on termination of hedging derivatives	109	—
Loan fee income	844	1,502
Deposit fee income	6,802	6,353
Other income	6,331	6,169
	14,167	14,024
OTHER EXPENSE
Compensation and benefits	49,841	49,070
Occupancy	9,371	10,102
FDIC insurance premiums	6,570	3,675
Product delivery	6,009	4,621
Information technology	12,866	12,329
Other expense	11,883	12,481
	96,540	92,278
Gain (loss) on real estate owned, net	1,826	(112)
Income before income taxes	71,690	101,933
Income tax expense	13,237	22,424
Net income	58,453	79,509
Dividends on preferred stock	3,656	3,656
Net income available to common shareholders	$54,797	$75,853
PER SHARE DATA
Basic earnings per common share	$0.85	$1.16
Diluted earnings per common share	0.85	1.16
Dividends paid on common stock per share	0.25	0.24
Basic weighted average number of shares outstanding	64,297,499	65,341,974
Diluted weighted average number of shares outstanding	64,312,110	65,430,690

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2023	2022
	(In thousands)
Net income	$58,453	$79,509
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $(9,294) and $1,659	31,276	(5,521)
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $(19) and $0	63	—
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	31,339	(5,521)

Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $9,281 and $1,572	(31,246)	(5,234)
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	(31,246)	(5,234)

Other comprehensive income (loss)	93	(10,755)
Comprehensive income	$58,546	$68,754

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2023	$300,000	$136,467	$1,687,634	$1,867,749	$46,921	$(1,612,345)	$2,426,426
Net income	—	—	—	58,453	—	—	58,453
Other comprehensive income (loss)	—	—	—	—	93	—	93
Dividends on common stock ($0.25 per share)	—	—	—	(15,989)	—	—	(15,989)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Proceeds from stock issuances	—	55	1,394	—	—	—	1,449
Stock-based compensation expense	—	157	2,074	—	—	62	2,293
Treasury stock purchased	—	—	—	—	—	(17,065)	(17,065)
Balance at December 31, 2023	$300,000	$136,679	$1,691,102	$1,906,557	$47,014	$(1,629,348)	$2,452,004

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2022	$300,000	$136,271	$1,686,975	$1,688,740	$52,481	$(1,590,207)	$2,274,260
Net income	—	—	—	79,509	—	—	79,509
Other comprehensive income (loss)	—	—	—	—	(10,755)	—	(10,755)
Dividends on common stock ($0.24 per share)	—	—	—	(15,585)	—	—	(15,585)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Proceeds from stock issuances	—	25	740	—	—	—	765
Stock-based compensation expense	—	77	1,494	—	—	—	1,571
Treasury stock purchased	—	—	—	—	—	(1,728)	(1,728)
Balance at December 31, 2022	$300,000	$136,373	$1,689,209	$1,749,008	$41,726	$(1,591,935)	$2,324,381

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$58,453	$79,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	(22,095)	1,613
Stock-based compensation expense	2,293	1,571
Provision (release) for credit losses	—	2,500
Loss (gain) on sale of investment securities	(81)	—
Gain on settlements of bank owned life insurance	—	(821)
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(3,571)	(230)
Decrease (increase) in accrued interest receivable	(19)	(11,444)
Decrease (increase) in federal and state income tax receivable	8,451	—
Decrease (increase) in cash surrender value of bank owned life insurance	(1,639)	(439)
Decrease (increase) in other assets	85,553	3,134
Increase (decrease) in federal and state income tax liabilities	1,478	16,920
Increase (decrease) in accrued expenses and other liabilities	(18,563)	(26,213)
Net cash provided by (used in) operating activities	110,260	66,100
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(81,947)	(802,470)
Loans purchased	—	(77,484)
FHLB stock purchased	(156,375)	(176,000)
FHLB stock redeemed	145,255	138,000
Available-for-sale securities purchased	(49,380)	(115,909)
Principal payments and maturities of available-for-sale securities	64,120	100,340
Proceeds from sales of available-for-sale securities	2,624	—
Principal payments and maturities of held-to-maturity securities	8,438	9,793
Proceeds from sales of real estate owned	4,762	744
Purchase of strategic investments	—	(7,500)
Net cash received (paid) in business combinations	(750)	—
Proceeds from sales of premises and equipment	421	664
Premises and equipment purchased and REO improvements	(8,195)	(2,217)
Net cash provided by (used in) investing activities	(71,027)	(932,039)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	(31,542)	(69,535)
Proceeds from borrowings	6,050,000	4,400,000
Repayments of borrowings	(5,825,000)	(3,450,000)
Proceeds from stock-based awards	1,220	765
Dividends paid on common stock	(15,989)	(15,585)
Dividends paid on preferred stock	(3,656)	(3,656)
Proceeds from employee stock purchase	229	—
Treasury stock purchased	(17,064)	(1,728)
Increase (decrease) in advances payments by borrowers for taxes and insurance	(33,306)	(32,425)
Net cash provided by (used in) financing activities	124,892	827,836
Increase (decrease) in cash and cash equivalents	164,125	(38,103)
Cash, cash equivalents and restricted cash at beginning of period	980,649	683,965
Cash, cash equivalents and restricted cash at end of period	$1,144,774	$645,862
(CONTINUED)
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2023	2022
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$—	$95
Non-cash financing activities
Preferred stock dividend payable	3,656	3,656
Cash paid (received) during the period for
Interest	131,204	48,195
Income tax	(738)	1,016

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A – Summary of Significant Accounting Policies

Company and Nature of Operations - Washington Federal Bank, a federally-insured Washington state chartered commercial bank dba WaFd Bank (the “Bank” or “WaFd Bank”), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. Washington Federal, Inc., a Washington corporation, was formed as the Bank’s holding company in November, 1994. On September 27, 2023, Articles of Amendment were filed with the Washington Secretary of State to change the name of Washington Federal, Inc. to WaFd, Inc. This change was effective on September 29, 2023. As used throughout this document, the terms “WaFd” or the “Company” or “we” or “us” and “our” refer to WaFd, Inc. and its consolidated subsidiaries, and the term “Bank” refers to the operating subsidiary, Washington Federal Bank dba WaFd Bank. The Company is headquartered in Seattle, Washington. The Bank conducts its activities through a network of 198 bank branches located in Washington, Oregon, Idaho, Utah, Arizona, Nevada, New Mexico and Texas.

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

The information included in this Form 10-Q should be read in conjunction with the financial statements and related notes contained in the Company's 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on November 17, 2023 ("2023 Annual Financial Statements"). Interim results are not necessarily indicative of results for a full year.

Summary of Significant Accounting Policies - The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its 2023 Annual Financial Statements. There have not been any significant changes in the Company's significant accounting policies compared to those contained in its 2023 Annual Financial Statements.

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

Restricted Cash Balances - Based on the level of vault cash on hand, the Company was not required to maintain cash reserve balances with the Federal Reserve Bank as of December 31, 2023. As of December 31, 2023 and September 30, 2023, the Company held counterparty cash collateral of $229,100,000 and $326,750,000, respectively, related to derivative contracts.

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

transactions involving the same or similar investments from the same issuer. This practice is referred to as the measurement alternative.
•Equity investments in qualified real estate funds can use the NAV expedient for fair value measurement. Under this method, the net asset value (NAV) is determined by the fund as fair value for the investment. At December 31, 2023, equity investments held by the Company and recorded at NAV had a carrying amount of $36,708,000 and a remaining unfunded commitment of $5,578,000. These NAV based investments cannot be transferred without consent and we do not have redemption rights. Equity investments measured at NAV are not classified in the fair value hierarchy.

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

For the majority of the Company's loan portfolio classes, the historical loss experience is determined using a cohort methodology. This method pools loans into groups (“cohorts”) sharing similar risk characteristics and tracks each cohort’s net charge-offs over the lives of the loans to calculate a historical loss rate. The historical loss rates for each cohort are then averaged to calculate an overall historical loss rate which is applied to the current loan balance to arrive at the quantitative baseline portion of the allowance for credit losses for the respective loan portfolio class. For certain loan portfolio classes, the Company determined there was not sufficient historical loss information to calculate a meaningful historical loss rate using the cohort methodology. For any such loan portfolio class, the weighted-average remaining maturity (“WARM”) methodology is being utilized until sufficient historical loss data is obtained. The WARM method multiplies an average annual loss rate by the expected remaining life of the loan pool to arrive at the quantitative baseline portion of the allowance for credit losses for the respective loan portfolio class.

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

forecast period. The overlay adjustment for the reasonable and supportable forecast assumes an immediate reversion after the one-year forecast period to historical loss rates for the remaining life of the respective loan pool.

The Company may establish a specific reserve for individually evaluated loans that do not share similar risk characteristics with the loans included in each respective loan pool if management deems it appropriate. If this occurs, these individually evaluated loans are removed from their respective pools and typically represent collateral dependent loans but may also include other non-performing loans.

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

Allowance for Credit Losses (Available-for-Sale Debt Securities) - The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision for (or recapture of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. See Note F "Fair Value Measurements" for more information about AFS debt securities.

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
•Continuing the Company's policy to write off accrued interest receivable by reversing interest income in cases where the Company does not reasonably expect to receive payment.
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

If a consumer loan is on non-accrual status before being modified, it will stay on non-accrual status following restructuring until it has been performing for at least six months, at which point it may be moved to accrual status. For commercial loans, six consecutive payments on newly restructured loan terms are required prior to returning the loan to accrual status. In some instances, after the required six consecutive payments are made, management will conclude that collection of the entire principal and interest due is still in doubt. In those instances, the loan will remain on non-accrual status.

WAFD, INC. AND SUBSIDIARIES
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

Off-balance-sheet credit exposures - The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $3,180,001,000 and $3,625,333,000 at December 31, 2023 and September 30, 2023, respectively. The reserve for unfunded commitments is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class. See Note I “Commitments and Contingencies” for more information.

Subsequent events - On January 30, 2024, the Company announced that it had received all regulatory approvals needed for Luther Burbank Corporation (NASDAQ: LBC, "Luther Burbank") to be merged with and into WaFd, Inc. The approval is based on the terms and subject to the conditions of the Agreement and Plan of Reorganization dated November 13, 2022 (the "Merger Agreement"). The merger is expected to be completed by February 29, 2024, subject to the satisfaction or waiver of the remaining closing conditions set forth in the Merger Agreement. The Company announced the merger in November 2022 and obtained shareholder approval on May 4th, 2023. This transaction will expand the Company's footprint to nine western states with the addition of branches in California.

NOTE B – New Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323). The amendments in this ASU expand the population of tax credit investments for which an investor may elect to apply the proportional amortization method ("PAM") and require certain disclosures for tax credit investments. For public companies amendments in this ASU are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company has utilized PAM for low income housing tax credit investments. The Company does not expect this ASU to have a material effect on our consolidated financial statements.

In October 2023, the FASB issued ASU 2023-6 Disclosure Improvements: Codification Amendments In Response to the SEC's Disclosure Update and Simplification Initiative to clarify or improve disclosure and presentation requirements on a variety of topics and align the requirements in the FASB accounting standard codification with the Securities and Exchange Commission regulations. The amendments will be effective for the Company only if the SEC removes the related disclosure requirement from its existing regulations no later than June 30, 2027. If the SEC timely removes such a related requirement from its existing regulations, the corresponding amendments within the ASU will become effective for the Company on the same date with early adoption permitted. The Company does not expect the amendments in this update to have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280) to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. For public companies amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company does not expect this ASU to have a material effect on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Tax - Improvements to Income Tax Disclosures (Topic 740) which requires reporting companies to break out their income tax expense and tax rate reconciliation in more detail. For public

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

companies, the requirements will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect this ASU to have a material effect on our consolidated financial statements.

NOTE C – Dividends and Share Repurchases

On December 8, 2023, the Company paid a regular dividend on common stock of $0.25 per share, which represented the 163rd consecutive quarterly cash dividend. Dividends per share were $0.25 and $0.24 for the quarters ended December 31, 2023 and 2022, respectively.

For the three months ended December 31, 2023, the Company repurchased 697,893 shares at an average price of $24.45. As of December 31, 2023, there are 1,861,290 remaining shares authorized to be repurchased under the current Board approved share repurchase program.

The Company pays a cash dividend, if declared by the Board, of $12.1875 per share on its Series A Preferred Stock quarterly on January 15, April 15, July 15 and October 15. This dividend equals $0.30468750 per depositary share (each dividend, a "Series A Preferred Dividend"). The Company paid a Series A Preferred Dividend on October 15, 2023 and January 15, 2024.

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table is a summary of loans receivable by loan portfolio segment and class.

	December 31, 2023		September 30, 2023
Gross loans by category	(In thousands)		(In thousands)
Commercial loans
Multi-family	$3,054,426	15.8%	$2,907,086	14.8%
Commercial real estate	3,351,113	17.3	3,344,959	17.0
Commercial & industrial	2,371,393	12.3	2,321,717	11.8
Construction	2,868,207	14.8	3,318,994	16.9
Land - acquisition & development	190,732	1.0	201,538	1.0
Total commercial loans	11,835,871	61.2	12,094,294	61.6
Consumer loans
Single-family residential	6,535,073	33.8	6,451,270	32.8
Construction - custom	543,748	2.8	672,643	3.4
Land - consumer lot loans	119,735	0.6	125,723	0.6
HELOC	243,742	1.2	234,410	1.2
Consumer	74,884	0.4	70,164	0.4
Total consumer loans	7,517,182	38.8	7,554,210	38.4
Total gross loans	19,353,053	100%	19,648,504	100%
Less:
Allowance for credit losses on loans	179,320		177,207
Loans in process	1,516,522		1,895,940
Net deferred fees, costs and discounts	72,589		98,807
Total loan contra accounts	1,768,431		2,171,954
Net loans	$17,584,622		$17,476,550

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of December 31, 2023, and September 30, 2023, AIR for loans totaled $77,760,000 and $77,349,000, respectively, and is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Loans in the amount of $10,493,301,000 and $8,941,201,000 at December 31, 2023 and September 30, 2023, respectively, were pledged to secure borrowings from the Federal Home Loan Bank ("FHLB") as part of the Company's liquidity management strategy. The FHLB does not have the right to sell or re-pledge these loans.
The following table sets forth the amortized cost basis of non-accrual loans and loans 90 days or more past due and accruing.

	December 31, 2023			September 30, 2023
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing
Commercial loans
Multi-family	$132	$—	$—	$5,127	$—	$—
Commercial real estate	24,283	—	—	23,435	—	—
Commercial & industrial	4,437	—	—	6,082	—	—
Construction	—	—	—	—	—	—
Land - acquisition & development	—	—	—	—	—	—
Total commercial loans	28,852	—	—	34,644	—	—
Consumer loans
Single-family residential	15,396	—	—	14,918	—	—
Construction - custom	88	—	—	88	—	—
Land - consumer lot loans	57	—	—	9	—	—
HELOC	603	—	—	736	—	—
Consumer	262	—	—	27	—	—
Total consumer loans	16,406	—	—	15,778	—	—
Total non-accrual loans	$45,258	$—	$—	$50,422	$—	$—
% of total loans	0.25%			0.29%

The Company recognized interest income on non-accrual loans of approximately $511,000 in the three months ended December 31, 2023 as a result of the collection of past due amounts. If these loans had been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $625,000 for the three months ended December 31, 2023. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide details regarding loan delinquencies by loan portfolio and class.

December 31, 2023		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$3,022,457	$3,022,325	$—	$—	$132	$132	—%
Commercial real estate	3,332,293	3,307,076	934	—	24,283	25,217	0.76
Commercial & industrial	2,364,982	2,357,841	2,686	20	4,435	7,141	0.30
Construction	1,695,506	1,695,506	—	—		—	—
Land - acquisition & development	148,711	148,711	—	—	—	—	—
Total commercial loans	10,563,949	10,531,459	3,620	20	28,850	32,490	0.31
Consumer Loans
Single-family residential	6,495,449	6,473,306	6,131	4,065	11,947	22,143	0.34
Construction - custom	263,638	262,791	760	—	87	847	0.32
Land - consumer lot loans	118,917	118,524	336	—	57	393	0.33
HELOC	247,145	245,477	1,117	—	551	1,668	0.67
Consumer	74,844	74,328	208	47	261	516	0.69
Total consumer loans	7,199,993	7,174,426	8,552	4,112	12,903	25,567	0.36
Total Loans	$17,763,942	$17,705,885	$12,172	$4,132	$41,753	$58,057	0.33%
Delinquency %		99.67%	0.07%	0.01%	0.24%	0.33%

September 30, 2023		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$2,886,594	$2,886,462	$—	$—	$132	$132	—%
Commercial real estate	3,310,101	3,285,673	848	145	23,435	24,428	0.74
Commercial & industrial	2,315,318	2,307,020	30	2,186	6,082	8,298	0.36
Construction	1,838,936	1,838,936	—	—	—	—	—
Land - acquisition & development	156,661	156,661	—	—	—	—	—
Total commercial loans	10,507,610	10,474,752	878	2,331	29,649	32,858	0.31
Consumer Loans
Single-family residential	6,388,990	6,365,065	6,441	6,068	11,416	23,925	0.37
Construction - custom	324,451	320,987	760	2,617	87	3,464	1.07
Land - consumer lot loans	124,842	124,231	358	245	8	611	0.49
HELOC	237,754	235,708	1,050	314	682	2,046	0.86
Consumer	70,110	69,699	228	107	76	411	0.59
Total consumer loans	7,146,147	7,115,690	8,837	9,351	12,269	30,457	0.43
Total Loans	$17,653,757	$17,590,442	$9,715	$11,682	$41,918	$63,315	0.36%
Delinquency %		99.64%	0.06%	0.07%	0.24%	0.36%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On October 1, 2023, the Company adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminated the accounting guidance on troubled debt restructurings ("TDRs") and requires enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. This guidance was applied on a prospective basis. These modified balances are included in their segment cohort based on loan type for the purpose of calculating historical loss rates as described in Note A.
Loans may be modified as the result of borrowers experiencing financial difficulty needing relief from the contractual terms of their loan. Most loan modifications to borrowers experiencing financial difficulty are accruing and performing loans where the borrower has approached the Company about modification due to temporary financial difficulties. Each request for modification is individually evaluated for merit and likelihood of success. Often a term extension is needed in the short term in order to evaluate the need for further corrective action. Payment delays and interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans.
For commercial loans, modifications could be any of the above-listed modification types available or a mix thereof. Modifications to extend the term, lower the payment amount or delay payment are made for the purposes of providing borrowers additional time to return to compliance with the terms of their loans. Renewals of commercial lines to borrowers experiencing financial difficulty are included within the disclosures below though many of these are made in the normal course of business.
For consumer loans, modifications typically consist of minor payment delays or deferrals and may include a modification of the existing contractual rate or extension of the maturity date, or both, when it is determined the borrowers are likely to successfully maintain compliance with these modified loan terms.

The following table presents the amortized basis of loans that were modified to borrowers experiencing financial difficulty during the period by loan class and modification type. All such modifications during the quarter were term extensions.

	Three Months Ended December 31, 2023
Loan Class	Term Extension	% of Total Loan Class Balance	Wtd. Avg. Term Extension
	( in thousands)		(in months)
Commercial real estate	$143	—%	20
Commercial & industrial	7,814	0.33	4
Construction	346	0.02	4
Total commercial loans	8,303	0.09
Total Loans	$8,303	0.05%

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts. Only one loan modified in the three months ended December 31, 2023 was 31 days past due, all others were current. This loan had an amortized cost of $1,659,000 at December 31, 2023 and belonged to the commercial & industrial class. None of the loans above have defaulted after modification.

The Company evaluates the credit quality of its loans based on regulatory risk ratings and also consider other factors. Based on this evaluation, the loans are assigned a grade and classified as follows:

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables present by primary credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of December 31, 2023 and September 30, 2023. There were no commercial loans classified as Doubtful or Loss as of either date.

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year
	YTD 2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$10,416	$135,720	$778,628	$955,583	$462,169	$521,665	$35,552	$13,959	$2,913,692
Special Mention	—	—	90,668	—	—	—	—	—	90,668
Substandard	—	—	5,690	2,302	2,416	7,689	—	—	18,097
Total	$10,416	$135,720	$874,986	$957,885	$464,585	$529,354	$35,552	$13,959	$3,022,457

Commercial real estate
Pass	$61,720	$204,566	$979,199	$750,603	$444,855	$777,833	$2,317	$—	$3,221,093
Special Mention	—	—	—	784	—	—	—	—	784
Substandard	—	499	12,475	2,260	29,908	65,274	—	—	110,416
Total	$61,720	$205,065	$991,674	$753,647	$474,763	$843,107	$2,317	$—	$3,332,293

Commercial & industrial
Pass	$13,685	$160,759	$284,699	$310,840	$112,799	$187,813	$1,154,212	$55	$2,224,862
Special Mention	—	—	—	—	—	—	2,850	—	2,850
Substandard	—	—	10,457	5,346	2,784	49,992	68,690	1	137,270
Total	$13,685	$160,759	$295,156	$316,186	$115,583	$237,805	$1,225,752	$56	$2,364,982
Gross Charge-offs	—	—	—	—	—	31	—	31	62

Construction
Pass	$16,959	$321,724	$761,021	$396,547	$49,865	$49,310	$79,723	$—	$1,675,149
Substandard	396	3,218	3,703	13,040	—	—	—	—	20,357
Total	$17,355	$324,942	$764,724	$409,587	$49,865	$49,310	$79,723	$—	$1,695,506

Land - acquisition & development
Pass	$9,598	$18,096	$60,988	$32,782	$6,251	$18,258	$2,600	$—	$148,573
Substandard	—	—	138	—	—	—	—	—	138
Total	$9,598	$18,096	$61,126	$32,782	$6,251	$18,258	$2,600	$—	$148,711
Gross Charge-offs	—	—	—	—	—	18	—	—	18

Total commercial loans
Pass	$112,378	$840,865	$2,864,535	$2,446,355	$1,075,939	$1,554,879	$1,274,404	$14,014	$10,183,369
Special Mention	—	—	90,668	784	—	—	2,850	—	94,302
Substandard	396	3,717	32,463	22,948	35,108	122,955	68,690	1	286,278
Total	$112,774	$844,582	$2,987,666	$2,470,087	$1,111,047	$1,677,834	$1,345,944	$14,015	$10,563,949
Gross Charge-offs	$—	$—	$—	$—	$—	$49	$—	$31	$80

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 2023	Term Loans Amortized Cost Basis by Origination Year
	YTD 2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$50,755	$493,002	$1,584,370	$1,703,961	$715,431	$1,925,787	$—	$—	$6,473,306
30 days past due	—	820	337	1,470	746	2,758	—	—	6,131
60 days past due	—	—	863	1,335	—	1,867	—	—	4,065
90+ days past due	—	996	469	675	682	9,125	—	—	11,947
Total	$50,755	$494,818	$1,586,039	$1,707,441	$716,859	$1,939,537	$—	$—	$6,495,449

Construction - custom
Current	$1,331	$127,150	$131,617	$1,963	$372	$358	$—	$—	$262,791
30 days past due	—	—	760	—	—	—	—	—	760
90+ days past due	—	—	87	—	—	—	—	—	87
Total	$1,331	$127,150	$132,464	$1,963	$372	$358	$—	$—	$263,638

Land - consumer lot loans
Current	$3,804	$18,850	$39,120	$29,413	$11,342	$15,995	$—	$—	$118,524
30 days past due	—	—	—	336	—	—	—	—	336
90+ days past due	—	—	—	57	—	—	—	—	57
Total	$3,804	$18,850	$39,120	$29,806	$11,342	$15,995	$—	$—	$118,917

HELOC
Current	$—	$—	$—	$—	$—	$4,797	$240,274	$406	$245,477
30 days past due	—	—	—	—	—	531	586	—	1,117
90+ days past due	—	—	—	—	—	8	543	—	551
Total	$—	$—	$—	$—	$—	$5,336	$241,403	$406	$247,145

Consumer
Current	$29	$139	$122	$9,648	$8,005	$21,864	$34,521	$—	$74,328
30 days past due	—	—	—	—	—	145	63	—	208
60 days past due	—	—	—	—	—	4	43	—	47
90+ days past due	—	—	—	—	—	137	124	—	261
Total	$29	$139	$122	$9,648	$8,005	$22,150	$34,751	$—	$74,844
Gross Charge-offs	—	—	—	—	—	116	97	—	213

Total consumer loans
Current	$55,919	$639,141	$1,755,229	$1,744,985	$735,150	$1,968,801	$274,795	$406	$7,174,426
30 days past due	—	820	1,097	1,806	746	3,434	649	—	8,552
60 days past due	—	—	863	1,335	—	1,871	43	—	4,112
90+ days past due	—	996	556	732	682	9,270	667	—	12,903
Total	$55,919	$640,957	$1,757,745	$1,748,858	$736,578	$1,983,376	$276,154	$406	$7,199,993
Gross Charge-offs	$—	$—	$—	$—	$—	$116	$97	$—	$213

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2023	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$135,859	$658,126	$850,998	$541,655	$135,965	$400,412	$49,523	$—	$2,772,538
Special Mention	—	90,428	—	—	—	—	—	—	90,428
Substandard	—	5,711	2,309	2,422	7,583	5,603	—	—	23,628
Total	$135,859	$754,265	$853,307	$544,077	$143,548	$406,015	$49,523	$—	$2,886,594

Commercial real estate
Pass	$221,057	$912,776	$735,069	$476,941	$262,945	$596,459	$2,349	$—	$3,207,596
Special Mention	—	—	788	—	4,059	—	—	—	4,847
Substandard	499	5,361	3,810	24,538	27,916	35,534	—	—	97,658
Total	$221,556	$918,137	$739,667	$501,479	$294,920	$631,993	$2,349	$—	$3,310,101

Commercial & industrial
Pass	$155,411	$258,798	$316,713	$117,089	$24,246	$175,042	$1,089,896	$27,681	$2,164,876
Special Mention	—	—	—	—	2,940	—	3,707	—	6,647
Substandard	—	5,532	8,537	2,783	3,819	46,297	69,948	6,879	143,795
Total	$155,411	$264,330	$325,250	$119,872	$31,005	$221,339	$1,163,551	$34,560	$2,315,318

Construction
Pass	$235,150	$833,577	$559,850	$68,105	$46,390	$373	$74,821	$—	$1,818,266
Substandard	2,901	5,119	12,650	—	—	—	—	—	20,670
Total	$238,051	$838,696	$572,500	$68,105	$46,390	$373	$74,821	$—	$1,838,936

Land - acquisition & development
Pass	$20,593	$69,414	$39,276	$6,280	$351	$17,876	$2,600	$—	$156,390
Substandard	—	271	—	—	—	—	—	—	271
Total	$20,593	$69,685	$39,276	$6,280	$351	$17,876	$2,600	$—	$156,661

Total commercial loans
Pass	$768,070	$2,732,691	$2,501,906	$1,210,070	$469,897	$1,190,162	$1,219,189	$27,681	$10,119,666
Special Mention	—	90,428	788	—	6,999	—	3,707	—	101,922
Substandard	3,400	21,994	27,306	29,743	39,318	87,434	69,948	6,879	286,022
Total	$771,470	$2,845,113	$2,530,000	$1,239,813	$516,214	$1,277,596	$1,292,844	$34,560	$10,507,610

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2023	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$513,007	$1,478,479	$1,719,163	$718,250	$295,836	$1,640,330	$—	$—	$6,365,065
30 days past due	822	115	859	392	221	4,032	—	—	6,441
60 days past due	—	1,526	1,420	1,325	—	1,797	—	—	6,068
90+ days past due	—	1,470	666	1,408	—	7,872	—	—	11,416
Total	$513,829	$1,481,590	$1,722,108	$721,375	$296,057	$1,654,031	$—	$—	$6,388,990

Construction - custom
Current	$92,081	$218,988	$8,838	$243	$358	$479	$—	$—	$320,987
30 days past due	—	760	—	—	—	—	—	—	760
60 days past due	—	—	—	2,617	—	—	—	—	2,617
90+ days past due	—	87	—	—	—	—	—	—	87
Total	$92,081	$219,835	$8,838	$2,860	$358	$479	$—	$—	$324,451

Land - consumer lot loans
Current	$19,128	$41,658	$35,048	$11,517	$4,166	$12,714	$—	$—	$124,231
30 days past due	—	—	358	—	—	—	—	—	358
60 days past due	—	—	245	—	—	—	—	—	245
90+ days past due	—	—	—	—	—	8	—	—	8
Total	$19,128	$41,658	$35,651	$11,517	$4,166	$12,722	$—	$—	$124,842

HELOC
Current	$—	$—	$—	$—	$—	$3,733	$230,338	$1,637	$235,708
30 days past due	—	—	—	—	—	44	1,006	—	1,050
60 days past due	—	—	—	—	—	314	—	—	314
90+ days past due	—	—	—	—	—	—	682	—	682
Total	$—	$—	$—	$—	$—	$4,091	$232,026	$1,637	$237,754

Consumer
Current	$662	$121	$9,748	$8,006	$16	$23,201	$27,945	$—	$69,699
30 days past due	—	—	—	—	—	225	3	—	228
60 days past due	—	—	—	—	—	106	1	—	107
90+ days past due	—	—	—	—	29	46	—	1	76
Total	$662	$121	$9,748	$8,006	$45	$23,578	$27,949	$1	$70,110

Total consumer loans
Current	$624,878	$1,739,246	$1,772,797	$738,016	$300,376	$1,680,457	$258,283	$1,637	$7,115,690
30 days past due	822	875	1,217	392	221	4,301	1,009	—	8,837
60 days past due	—	1,526	1,665	3,942	—	2,217	1	—	9,351
90+ days past due	—	1,557	666	1,408	29	7,926	682	1	12,269
Total	$625,700	$1,743,204	$1,776,345	$743,758	$300,626	$1,694,901	$259,975	$1,638	$7,146,147

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A "Summary of Significant Accounting Policies."

The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Three Months Ended December 31, 2023	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers(1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$13,155	$—	$—	$636	$13,791
Commercial real estate	28,842	—	2	163	29,007
Commercial & industrial	58,773	(62)	32	2,093	60,836
Construction	29,408	—	—	(545)	28,863
Land - acquisition & development	7,016	(18)	50	(390)	6,658
Total commercial loans	137,194	(80)	84	1,957	139,155
Consumer loans
Single-family residential	28,029	—	120	407	28,556
Construction - custom	2,781	—	—	(519)	2,262
Land - consumer lot loans	3,512	—	9	(176)	3,345
HELOC	2,859	—	1	113	2,973
Consumer	2,832	(213)	192	218	3,029
Total consumer loans	40,013	(213)	322	43	40,165
Total ACL - loans	$177,207	$(293)	$406	$2,000	$179,320
(1) Provision & transfer amounts within the table do not include provision recapture from unfunded commitments of $2,000,000.

Three Months Ended December 31, 2022	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers(1)	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$12,013	$—	$—	$311	$12,324
Commercial real estate	25,814	—	4	1,562	27,380
Commercial & industrial	57,210	(82)	32	6,713	63,873
Construction	26,161	—	—	(28)	26,133
Land - acquisition & development	12,278	—	16	(3,722)	8,572
Total commercial loans	133,476	(82)	52	4,836	138,282
Consumer loans
Single-family residential	25,518	—	430	(473)	25,475
Construction - custom	3,410	—	—	90	3,500
Land - consumer lot loans	5,047	—	—	(905)	4,142
HELOC	2,482	—	1	105	2,588
Consumer	2,875	(146)	234	(153)	2,810
Total consumer loans	39,332	(146)	665	(1,336)	38,515
Total loans	$172,808	$(228)	$717	$3,500	$176,797

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Provision & transfer amounts within the table do not include provision recapture from unfunded commitments of $1,000,000

The Company recorded no provision for credit losses for the three months ended December 31, 2023, compared with a provision for credit losses of $2,500,000 for the three months ended December 31, 2022. The lack of provision in the three months ended December 31, 2023 was primarily due to a stable loan receivable balance and continued strong credit performance. The increase in the overall ACL was offset by the equal decrease in the reserve for unfunded commitments. The provision for the three months ended December 31, 2022 was primarily due to reserving for growth in loans receivable and changes in composition of the loan portfolio. Recoveries, net of charge-offs, totaled $113,000 for the three months ended December 31, 2023, compared to $489,000 during the three months ended December 31, 2022.

Non-performing assets were $55,388,000, or 0.24% of total assets, at December 31, 2023, compared to $57,924,000, or 0.26% of total assets, at September 30, 2023. Non-accrual loans were $45,258,000 at December 31, 2023, compared to $50,422,000 at September 30, 2023. Delinquencies, as a percent of total loans, were 0.33% at December 31, 2023, compared to 0.36% at September 30, 2023.

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

The following tables provide the amortized cost of loans receivable based on risk rating categories as previously defined.

December 31, 2023	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$2,913,692	$90,668	$18,097	$—	$—	$3,022,457
Commercial real estate	3,221,093	784	110,416	—	—	3,332,293
Commercial & industrial	2,224,862	2,850	137,270	—	—	2,364,982
Construction	1,675,149	—	20,357	—	—	1,695,506
Land - acquisition & development	148,573	—	138	—	—	148,711
Total commercial loans	10,183,369	94,302	286,278	—	—	10,563,949
Consumer loans
Single-family residential	6,477,005	—	18,444	—	—	6,495,449
Construction - custom	263,550	—	88	—	—	263,638
Land - consumer lot loans	118,860	—	57	—	—	118,917
HELOC	246,541	—	604	—	—	247,145
Consumer	74,708	—	136	—	—	74,844
Total consumer loans	7,180,664	—	19,329	—	—	7,199,993
Total	$17,364,033	$94,302	$305,607	$—	$—	$17,763,942

Total grade as a % of total loans	97.75%	0.53%	1.72%	—%	—%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2023	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$2,772,538	$90,428	$23,628	$—	$—	$2,886,594
Commercial real estate	3,207,596	4,847	97,658	—	—	3,310,101
Commercial & industrial	2,164,876	6,647	143,795	—	—	2,315,318
Construction	1,818,266	—	20,670	—	—	1,838,936
Land - acquisition & development	156,390	—	271	—	—	156,661
Total commercial loans	10,119,666	101,922	286,022	—	—	10,507,610
Consumer loans
Single-family residential	6,370,936	—	18,054	—	—	6,388,990
Construction - custom	324,363	—	88	—	—	324,451
Land - consumer lot loans	124,588	—	254	—	—	124,842
HELOC	237,018	—	736	—	—	237,754
Consumer	70,098	—	12	—	—	70,110
Total consumer loans	7,127,003	—	19,144	—	—	7,146,147
Total loans	$17,246,669	$101,922	$305,166	$—	$—	$17,653,757

Total grade as a % of total gross loans	97.69%	0.58%	1.73%	—%	—%

The following tables provide information on the amortized cost of loans receivable based on borrower payment activity.

December 31, 2023	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$3,022,325	100.0%	$132	—%
Commercial real estate	3,308,010	99.3	24,283	0.7
Commercial & industrial	2,360,545	99.8	4,437	0.2
Construction	1,695,506	100.0	—	0.0
Land - acquisition & development	148,711	100.0	—	—
Total commercial loans	10,535,097	99.7	28,852	0.3
Consumer loans
Single-family residential	6,480,053	99.8	15,396	0.2
Construction - custom	263,550	100.0	88	—
Land - consumer lot loans	118,860	100.0	57	0.0
HELOC	246,542	99.8	603	0.2
Consumer	74,582	99.6	262	0.4
Total consumer loans	7,183,587	99.8	16,406	0.2
Total loans	$17,718,684	99.7%	$45,258	0.3%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2023	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$2,881,467	99.8%	$5,127	0.2%
Commercial real estate	3,286,666	99.3	23,435	0.7
Commercial & industrial	2,309,236	99.7	6,082	0.3
Construction	1,838,936	100.0	—	—
Land - acquisition & development	156,661	100.0	—	—
Total commercial loans	10,472,966	99.7	34,644	0.3
Consumer loans
Single-family residential	6,374,072	99.8	14,918	0.2
Construction - custom	324,363	100.0	88	—
Land - consumer lot loans	124,833	100.0	9	—
HELOC	237,018	99.7	736	0.3
Consumer	70,083	100.0	27	0.0
Total consumer loans	7,130,369	99.8	15,778	0.2
Total loans	$17,603,335	99.7%	$50,422	0.3%

WAFD, INC. AND SUBSIDIARIES
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

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$232,359	$—	$232,359
Asset-backed securities	—	561,304	—	561,304
Municipal bonds	—	35,206	—	35,206
Corporate debt securities	—	248,813	—	248,813
Mortgage-backed securities
Agency pass-through certificates	—	940,763	—	940,763
Total available-for-sale securities	—	2,018,445	—	2,018,445
Client swap program hedges	—	55,631	—	55,631
Commercial loan fair value hedges	—	2,061	—	2,061
Mortgage loan fair value hedges	—	22,244	—	22,244
Borrowings cash flow hedges	—	143,846	—	143,846
Total financial assets	$—	$2,242,227	$—	$2,242,227

Financial Liabilities
Client swap program hedges	$—	$56,392	$—	$56,392
Total financial liabilities	$—	$56,392	$—	$56,392

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$217,053	$—	$217,053
Asset-backed securities	—	588,016		588,016
Municipal bonds	—	34,662	—	34,662
Corporate debt securities	—	242,522	—	242,522
Mortgage-backed securities
Agency pass-through certificates	—	912,844	—	912,844
Total available-for-sale securities	—	1,995,097	—	1,995,097
Client swap program hedges	—	78,797	—	78,797
Commercial loan fair value hedges	—	3,405	—	3,405
Mortgage loan fair value hedges	—	46,396	—	46,396
Borrowings cash flow hedges	—	184,373	—	184,373
Total financial assets	$—	$2,308,068	$—	$2,308,068

Financial Liabilities
Client swap program hedges	$—	$79,668	$—	$79,668
Total financial liabilities	$—	$79,668	$—	$79,668

WAFD, INC. AND SUBSIDIARIES
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

When management determines that the fair value of the collateral or the REO requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the collateral dependent loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2023 included loans for which an allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at December 31, 2023 and December 31, 2022, and the total gains (losses) resulting from those fair value adjustments during the respective periods. The estimated fair value measurements are shown gross of estimated selling costs.

	December 31, 2023				Three Months Ended December 31, 2023
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$781	$781	$(158)
Real estate owned (2)	—	—	—	—	—
Balance at end of period	$—	$—	$781	$781	$(158)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.

	December 31, 2022				Three Months Ended December 31, 2022
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$—	$—	$(123)
Real estate owned (2)	—	—	—	—	—
Balance at end of period	$—	$—	$—	$—	$(123)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.
At December 31, 2023, there was $121,000 in foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $3,338,000.
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		December 31, 2023		September 30, 2023
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$1,144,774	$1,144,774	$980,649	$980,649
Available-for-sale securities
U.S. government and agency securities	2	232,359	232,359	217,053	217,053
Asset-backed securities	2	561,304	561,304	588,016	588,016
Municipal bonds	2	35,206	35,206	34,662	34,662
Corporate debt securities	2	248,813	248,813	242,522	242,522
Mortgage-backed securities
Agency pass-through certificates	2	940,763	940,763	912,844	912,844
Total available-for-sale securities		2,018,445	2,018,445	1,995,097	1,995,097
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	415,079	370,942	423,586	355,188
Total held-to-maturity securities		415,079	370,942	423,586	355,188

Loans receivable	3	17,584,622	16,876,965	17,476,550	16,559,758
FHLB stock	2	137,940	137,940	126,820	126,820
Other assets - client swap program hedges	2	55,631	55,631	78,797	78,797
Other assets - commercial fair value loan hedges	2	2,061	2,061	3,405	3,405
Other assets - mortgage loan fair value hedges	2	22,244	22,244	46,396	46,396
Other assets - borrowings cash flow hedges	2	143,846	143,846	184,373	184,373

Financial liabilities
Time deposits	2	5,380,723	5,363,731	5,305,016	5,232,689
Borrowings	2	3,875,000	3,867,812	3,650,000	3,653,229
Other liabilities - client swap program hedges	2	56,392	56,392	79,668	79,668

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

WAFD, INC. AND SUBSIDIARIES
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
The following tables provide details about the amortized cost and fair value of available-for-sale and held-to-maturity securities.

	December 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$1,750	$—	$(5)	$1,745	6.07%
1 to 5 years	16,747	8	(305)	16,450	4.54%
5 to 10 years	110,295	189	(173)	110,311	6.01
Over 10 years	103,594	267	(8)	103,853	6.09
Asset-backed securities
1 to 5 years	17,693	—	(766)	16,927	6.08
5 to 10 years	31,469	14	(205)	31,278	6.23
Over 10 years	519,103	316	(6,320)	513,099	6.37
Corporate debt securities due
1 to 5 years	152,022	479	(1,196)	151,305	5.15
5 to 10 years	112,923	—	(15,415)	97,508	3.87
Municipal bonds due
5 to 10 years	5,712	—	(298)	5,414	3.00
Over 10 years	29,822	95	(125)	29,792	5.85
Mortgage-backed securities
Agency pass-through certificates	1,000,184	707	(60,128)	940,763	3.44
	2,101,314	2,075	(84,944)	2,018,445	4.69
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	415,079	27	(44,164)	370,942	2.88
	415,079	27	(44,164)	370,942	2.88
	$2,516,393	$2,102	$(129,108)	$2,389,387	4.39%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2023
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$3,501	$—	$(36)	$3,465	6.06%
1 to 5 years	18,894	—	(563)	18,331	4.70%
5 to 10 years	87,922	177	—	88,099	5.76
Over 10 years	106,340	831	(13)	107,158	5.84
Asset-backed securities
1 to 5 years	18,579	—	(715)	17,864	6.06
5 to 10 years	36,875	2	(99)	36,778	6.11
Over 10 years	539,911	578	(7,115)	533,374	6.35
Corporate debt securities due
1 to 5 years	151,893	895	(1,787)	151,001	5.14
5 to 10 years	113,221	—	(21,700)	91,521	3.87
Municipal bonds due
5 to 10 years	5,720	—	(701)	5,019	3.00
Over 10 years	29,832	361	(550)	29,643	5.85
Mortgage-backed securities
Agency pass-through certificates	1,005,928	66	(93,150)	912,844	3.39
	2,118,616	2,910	(126,429)	1,995,097	4.64
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	423,586	—	(68,398)	355,188	2.88
	423,586	—	(68,398)	355,188	2.88
	$2,542,202	$2,910	$(194,827)	$2,350,285	4.35%

The Company purchased $49,380,000 of AFS investment securities during the three months ended December 31, 2023 and purchased $115,909,000 of AFS securities during the three months ended December 31, 2022. Sales of AFS securities totaled $2,624,000 during the three months ended December 31, 2023 compared to no sales during the prior year same period. For HTM investment securities, there were no purchases during the three months ended December 31, 2023 and no purchases during the three months ended December 31, 2022. There were no sales of HTM investment securities during the three months ended December 31, 2023 or December 31, 2022. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 25 years.

The Company elected to exclude AIR from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS securities, AIR totaled $8,270,000 and $8,641,000 as of December 31, 2023 and September 30, 2023, respectively. For HTM debt securities, AIR totaled $992,000 and $1,013,000 as of December 31, 2023 and September 30, 2023, respectively. AIR for securities is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.
The following tables show the gross unrealized losses and fair value of securities as of December 31, 2023 and September 30, 2023, by length of time that individual securities in each category have been in a continuous loss position. There were 220 and 231 securities with an unrealized loss as of December 31, 2023 and September 30, 2023, respectively.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 2023	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$—	$—	$(16,611)	$174,074	$(16,611)	$174,074
Municipal bonds	—	—	(423)	15,111	(423)	15,111
U.S. government and agency securities	(181)	134,687	(310)	13,720	(491)	148,407
Asset-backed securities	—	—	(7,291)	522,583	(7,291)	522,583
Mortgage-backed securities	(72)	18,243	(60,056)	756,173	(60,128)	774,416
	(253)	152,930	(84,691)	1,481,661	(84,944)	1,634,591
Held-to-maturity securities
Mortgage-backed securities	—	—	(44,164)	369,265	(44,164)	369,265
	$(253)	$152,930	$(128,855)	$1,850,926	$(129,108)	$2,003,856

September 30, 2023	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$—	$—	$(23,487)	$167,452	$(23,487)	$167,452
Municipal bonds due	—	—	(1,250)	14,302	(1,250)	14,302
U.S. government and agency securities	(13)	14,917	(599)	21,795	(612)	36,712
Asset-backed securities	(2,142)	86,800	(5,788)	445,454	(7,930)	532,254
Mortgage-backed securities	(2,030)	142,235	(91,120)	744,010	(93,150)	886,245
	(4,185)	243,952	(122,244)	1,393,013	(126,429)	1,636,965
Held-to-maturity securities
Mortgage-backed securities	(15)	1,424	(68,383)	353,764	(68,398)	355,188
	$(4,200)	$245,376	$(190,627)	$1,746,777	$(194,827)	$1,992,153

The decline in fair value since purchase is attributable to changes in interest rates. Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2023 or September 30, 2023. The Company does not consider AFS or HTM investments to have any credit impairment.

The Company does not believe that the AFS debt securities that were in an unrealized loss position have any credit loss impairment as of December 31, 2023 or September 30, 2023. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is more likely than not the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. AFS debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Corporate debt securities and municipal bonds are considered to have an issuer of high credit quality and the decline in fair value is due to changes in interest rates and other market conditions. The issuer continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at December 31, 2023 and September 30, 2023.

December 31, 2023	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$896,485	$55,631	Other liabilities	$896,485	$56,392
Commercial loan fair value hedges	Other assets	37,042	2,061	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	970,000	22,244	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	1,000,000	143,846	Other liabilities	—	—
		$2,903,527	$223,782		$896,485	$56,392

September 30, 2023	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$806,744	$78,797	Other liabilities	$806,744	$79,668
Commercial loan fair value hedges	Other assets	39,661	3,405	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	670,000	46,396	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	1,000,000	184,373	Other liabilities	—	—
		$2,516,405	$312,971		$806,744	$79,668

The Company enters into interest rate swaps to hedge interest rate risk. These arrangements include hedges of individual fixed rate commercial loans and also hedges of a specified portion of pools of prepayable fixed rate mortgage loans under the "portfolio layer" method. These relationships qualify as fair value hedges under FASB ASC 815, Derivatives and Hedging ("ASC 815"), which provides for offsetting of the recognition of gains and losses of the respective interest rate swap and the hedged items. Gains and losses on interest rate swaps designated in these hedge relationships, along with the offsetting gains and losses on the hedged items attributable to the hedged risk, are recognized in current earnings within the same income statement line item.

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following tables present the impact of fair value hedge accounting on the carrying value of the hedged items at December 31, 2023 and September 30, 2023.

(In thousands)	December 31, 2023
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$6,246,208	$(23,255)
	$6,246,208	$(23,255)

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are a portfolio layer expected to be remaining at the end of the hedging relationships. At December 31, 2023, the amortized cost basis of the closed loan portfolios used in the hedging relationships was

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$6,211,195,000, the cumulative basis adjustment associated with the hedging relationships was $(21,277,000), and the amount of the designated hedged items was $970,000,000.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At December 31, 2023, the amortized cost basis of the hedged commercial loans was $35,013,000 and the cumulative basis adjustment associated with the hedging relationships was $(1,978,000).

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

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. As of December 31, 2023, the maturities for hedges of adjustable rate borrowings ranged from one year to six years, with the weighted average being 5.3 years.

The following table presents the impact of derivative instruments (cash flow hedges on borrowings) on AOCI for the periods presented.

(In thousands)	Three Months Ended December 31,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2023	2022
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$(40,527)	$(6,806)
Total pre-tax gain/(loss) recognized in AOCI	$(40,527)	$(6,806)

The following tables present the gain (loss) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the periods presented.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended December 31, 2023		Three Months Ended December 31, 2022
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$245,792	$(37,938)	$203,946	$(18,974)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$5,493		$3,167
Recognized on derivatives	(25,496)		(2,849)
Recognized on hedged items	25,610		3,132
Net income/(expense) recognized on fair value hedges	$5,607		$3,450

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$11,847		$7,274
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		—
Net income/(expense) recognized on cash flow hedges		$11,847		$7,274

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. The impact to the statement of operations for the three months ended December 31, 2023 was an increase in other income of $109,000. There was no net impact to the statement of operations for the three months ended December 31, 2022 as the changes in fair value of the receive fixed swap and pay fixed swap offset each other.

The following tables present the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Three Months Ended December 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2023	2022
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(28,709)	$(3,878)
Receive fixed/pay floating swap	Other noninterest income	28,818	3,878
		$109	$—

NOTE H – Revenue from Contracts with Customers

Since net interest income on financial assets and liabilities is outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), a significant majority of Company revenues are not subject to that guidance.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue streams that are within the scope of ASC 606 are presented within non-interest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the new guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. In scope revenue streams represented approximately 3.6% of Company total revenue for the three months ended December 31, 2023, compared to 3.9% for the three months ended December 31, 2022. As this standard is immaterial to the consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of non-interest income within the scope of the guidance include the following:

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

NOTE I – Commitments and Contingencies

Lease Commitments - The Company’s lease commitments consist primarily of real estate property for branches and office space under various non-cancellable operating leases that expire between 2024 and 2070. The majority of the leases contain renewal options and provisions for increases in rental rates based on a predetermined schedule or an agreed upon index.
Financial Instruments with Off-Balance Sheet Risk - The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $3,180,001,000 and $3,625,333,000 at December 31, 2023 and September 30, 2023, respectively. The reserve was $22,500,000 as of December 31, 2023, which is a decrease from $24,500,000 at September 30, 2023. See Note A "Summary of Significant Accounting Policies" for details regarding the reserve methodology.

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

WAFD, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of WaFd, Inc. (the “Company” or “WaFd”) and its financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the Consolidated Financial Statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations and other disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the Securities and Exchange Commission ("SEC") on November 17, 2023 (the “2023 10-K”).

FORWARD LOOKING STATEMENTS

This discussion contains forward-looking statements that involve risks and uncertainties. Words such as “expects,” “anticipates,” “believes,” “estimates,” “intends,” “forecasts,” “projects” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to help identify such forward-looking statements. These statements are not historical facts, but instead represent current expectations, plans or forecasts of the Company and are based on the beliefs and assumptions of the management of the Company and the information available to management at the time that these disclosures were prepared. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company's control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Company's forward-looking statements.
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this report, and including the Risk Factors included in the Company’s 2023 10-K, and in any of the Company's other subsequent Securities and Exchange Commission ("SEC") filings, which could cause the Company's future results to differ materially from the plans, objectives, goals, estimates, intentions and expectations expressed in forward-looking statements:

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

WAFD, INC. AND SUBSIDIARIES
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

WAFD, INC. AND SUBSIDIARIES
GENERAL & BUSINESS DESCRIPTION

Washington Federal Bank, a federally-insured state-charted commercial bank dba WaFd Bank (the “Bank” or “WaFd Bank”), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. Washington Federal, Inc., a Washington corporation was formed as the Bank’s holding company in November, 1994. On September 27, 2023, Articles of Amendment were filed with the Washington Secretary of State, to change the name of Washington Federal, Inc. to WaFd, Inc. This change was effective on September 29, 2023. As used throughout this document, the terms “WaFd,” the “Company” or “we” or “us” and “our” refer to the WaFd, Inc. and its consolidated subsidiaries, and the term “Bank” refers to the operating subsidiary, Washington Federal Bank dba WaFd Bank. The Company is headquartered in Seattle, Washington.

CRITICAL ACCOUNTING POLICIES

See Note A to the Consolidated Financial Statements in "Item 1. Financial Statements" above. Also, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2023 10-K.

ASSET QUALITY & ALLOWANCE FOR CREDIT LOSSES

See Note A, D and E to the Consolidated Financial Statements in "Item 1. Financial Statements" above. Also, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2023 10-K.

INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of transaction and savings accounts is 66% of total deposits as of December 31, 2023 while the composition of the investment securities portfolio is 47% variable and 53% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $415,079,000 of mortgage-backed securities that it has designated as HTM and are carried at amortized cost. As of December 31, 2023, the net unrealized loss on these securities was $44,137,000. The Company has $2,018,445,000 of AFS securities that are carried at fair value. As of December 31, 2023, the net unrealized loss on these securities was $82,869,000. The Company has executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized gain on these interest rate swaps as of December 31, 2023 was $143,846,000. All of the above are pre-tax net unrealized gains or losses.

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

As of December 31, 2023, in the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would decrease by 1.0% in the next year. This compares to an estimated decrease of 2.0% as of the September 30, 2023 analysis. It is noted that a flattening yield curve where the spread between short-term rates and long-term rates decreases would likely result in lower net interest income and vice versa for a steepening yield curve. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long-term rates over two years would result in a net interest income increase of 0.2% in the first year and increase of 0.1% in the second year assuming a constant balance sheet and no management intervention. Alternatively, in the event of an

WAFD, INC. AND SUBSIDIARIES
immediate and parallel decrease of 100 basis points in both short and long-term interest rates, the model estimates that net interest income would increase by 3.47%.

NPV Sensitivity - NPV is an estimate of the market value of shareholders' equity. NPV is calculated as the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of NPV to changes in interest rates provides a view of interest rate risk as it incorporates all future expected cash flows. As of December 31, 2023, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decrease by $678,000,000 or 27.37% and the NPV to total assets ratio to decline to 8.79% from a base of 11.46%. As of September 30, 2023, the NPV in the event of a 200 basis point increase in rates was estimated to decrease by $723,000,000 or 27.41% and the NPV to total assets ratio to decline to 9.50% from a base of 12.42%. The change in the sensitivity of the NPV ratio to this assumed change in interest rates is primarily due to the flattening of the yield curve and changes in balance sheet mix during the three months ended December 31, 2023. Prepayment speeds continue to be low at December 31, 2023 but increasing with the Bank's conditional payment rate ("CPR") for single family mortgages at 6.60%, up from 6.30% the year before.

As of December 31, 2023, in the event of an immediate and parallel decrease of 100 basis points in interest rates is estimated to increase NPV by $360,000,000 or 14.54% and the NPV to total assets ratio to grow to 12.74% from a base of 11.46%.
Period-End Interest Rates - The Company measures the difference between the rate on total interest-earning assets and the rate on interest-bearing liabilities at the end of each period. This period-end interest rate spread was 2.42% at December 31, 2023 and 2.61% at September 30, 2023. As of December 31, 2023, the weighted average period-end rate on interest-earning assets increased by 2 basis points to 5.09% compared to September 30, 2023, while the weighted average period-end rate on interest-bearing liabilities increased by 21 basis points to 2.67%. The period-end interest rate spread decreased to 2.42% at December 31, 2023 from 3.17% at December 31, 2022 as the weighted average period-end rate on interest-earning assets increased by 63 basis points while the weighted average period-end rate on interest-bearing liabilities increased by 138 basis points.

Net Interest Margin - Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin was 2.91% for the quarter ended December 31, 2023 compared to 3.69% for the quarter ended December 31, 2022. The yield on interest-earning assets increased 76 basis points to 5.47% and the cost of interest-bearing liabilities increased 185 basis points to 3.16% over that same period. The higher yield on interest-earning assets was primarily due to the impact of rising rates on adjustable rate assets and cash. The higher rate in interest-bearing liabilities resulted primarily from customer deposits repricing and higher rates on borrowings.

WAFD, INC. AND SUBSIDIARIES
The following table sets forth the information explaining the changes in the net interest margin for the period indicated compared to the same period one year ago.

	Three Months Ended December 31, 2023			Three Months Ended December 31, 2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$17,533,944	$245,792	5.58%	$16,580,235	$203,946	4.88%
Mortgage-backed securities	1,337,174	11,266	3.35	1,368,759	10,613	3.08
Cash & Investments	1,851,301	27,354	5.88	1,592,201	17,486	4.36
FHLB stock	124,019	2,434	7.81	117,899	1,374	4.62
Total interest-earning assets	20,846,438	286,846	5.47%	19,659,094	233,419	4.71%
Other assets	1,535,021			1,500,892
Total assets	$22,381,459			$21,159,986

Liabilities and Equity
Interest-bearing customer accounts	$13,248,450	$96,671	2.90%	$12,611,624	$31,646	1.00%
Borrowings	3,718,207	37,938	4.06	2,695,652	18,974	2.79
Total interest-bearing liabilities	16,966,657	134,609	3.16%	15,307,276	50,620	1.31%
Noninterest-bearing customer accounts	2,654,982			3,245,264
Other liabilities	312,240			304,240
Total liabilities	19,933,879			18,856,780
Shareholders' equity	2,447,580			2,303,206
Total liabilities and equity	$22,381,459			$21,159,986
Net interest income/interest rate spread		$152,237	2.32%		$182,799	3.40%
Net interest margin (NIM)			2.91%			3.69%
As of December 31, 2023, total assets had increased by $165,447,000 to $22,640,122,000 from $22,474,675,000 at September 30, 2023. During the three months ended December 31, 2023, loans receivable increased $108,072,000 and FHLB stock increased by $11,120,000 while cash and cash equivalents increased by $164,125,000 and investment securities increased by $14,841,000.
Cash and cash equivalents of $1,144,774,000 and shareholders’ equity of $2,452,004,000 as of December 31, 2023 provide management with flexibility in managing interest rate risk going forward.

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
The Bank has a credit line with the Federal Home Loan Bank of Des Moines ("FHLB") of up to 45% of total assets depending on specific collateral eligibility. This line provides a substantial source of additional liquidity. The Bank has entered into borrowing agreements with the FHLB to borrow funds under a short-term floating rate cash management advance program and fixed-rate term loan agreements. All borrowings are secured by stock of the FHLB, deposits with the FHLB, and a blanket pledge of qualifying loans receivable as provided in the agreements with the FHLB. The Bank is also eligible to borrow under the Federal Reserve Bank's primary credit program. The Bank has elected to utilize the Federal Reserve's Bank Term Funding program ("BTFP") to leverage its highly favorable terms to fortify the Bank's liquidity position. These borrowings are repayable at any time without penalty and are currently the lowest cost funding source available. On January 24, 2024, the Federal Reserve announced the BTFP will cease making new loans on March 11, 2024.

WAFD, INC. AND SUBSIDIARIES
Customer account balances have remained stable, decreasing only $31,542,000, or 0.2%, to $16,038,787,000 at December 31, 2023 compared with $16,070,329,000 at September 30, 2023. Total borrowings were $3,875,000,000 as of December 31, 2023 an increase from $3,650,000,000 at September 30, 2023.
The Company's cash and cash equivalents totaled $1,144,774,000 at December 31, 2023, an increase from $980,649,000 at September 30, 2023. These amounts include the Bank's operating cash.
The Company’s shareholders' equity at December 31, 2023 was $2,452,004,000, or 10.83% of total assets. This is an increase of $25,578,000 from September 30, 2023 when shareholders' equity was $2,426,426,000, or 10.80% of total assets. The Company’s shareholders' equity was impacted in the three months ended December 31, 2023 by net income of $58,453,000, the payment of $15,989,000 in common stock dividends, payment of $3,656,000 in preferred stock dividends, treasury stock purchases of $17,065,000, as well as the other comprehensive loss of $93,000. The ratio of tangible capital to tangible assets at December 31, 2023 was 9.59%. Management believes the Company's strong equity position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
WaFd, Inc. and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company's financial statements.
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

WAFD, INC. AND SUBSIDIARIES
As of December 31, 2023 and September 30, 2023, the Company and the Bank met all capital adequacy requirements to which they are subject, and the Bank's regulators categorized it as well capitalized under the regulatory framework for prompt corrective action.

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

December 31, 2023
Common Equity Tier I risk-based capital ratio:
The Company	$1,794,192	10.74%	4.50%	NA
The Bank	2,021,794	12.10%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	2,094,192	12.53%	6.00%	NA
The Bank	2,021,794	12.10%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,296,012	13.74%	8.00%	NA
The Bank	2,223,614	13.31%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	2,094,192	9.44%	4.00%	NA
The Bank	2,021,794	9.12%	4.00%	5.00%

September 30, 2023
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,769,170	10.37%	4.50%	NA
The Bank	1,982,943	11.63%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	2,069,170	12.12%	6.00%	NA
The Bank	1,982,943	11.63%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,270,877	13.31%	8.00%	NA
The Bank	2,184,650	12.81%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	2,069,170	9.39%	4.00%	NA
The Bank	1,982,943	9.10%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents - Cash and cash equivalents were $1,144,774,000 at December 31, 2023, an increase of $164,125,000, or 16.7%, since September 30, 2023. This increase served to ensure sufficient balance sheet liquidity and was funded by the increase in borrowings.

Available-for-sale and held-to-maturity investment securities - AFS securities increased $23,348,000, or 1.2%, during the three months ended December 31, 2023, mostly due to securities purchases of $49,380,000 and unrealized gains during the period of $40,570,000 offset by principal repayments and maturities of $64,120,000. During the same period, the balance of HTM securities decreased by $8,507,000 primarily due to principal pay-downs and maturities of $8,438,000. As of December 31, 2023, the Company had a total net unrealized loss on AFS securities of $82,869,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

WAFD, INC. AND SUBSIDIARIES
Substantially all of the Company’s HTM and AFS debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The Company did not record an allowance for credit losses for HTM securities as of December 31, 2023 or September 30, 2023 as the investment portfolio consists primarily of U.S. government agency mortgage-backed securities that management deems to have immaterial risk of loss. The impact going forward will depend on the composition, characteristics, and credit quality of the securities portfolios as well as the economic conditions at future reporting periods. The Company does not believe that any of its AFS debt securities had credit loss impairment as of December 31, 2023 or September 30, 2023, therefore, no allowance was recorded.

Loans receivable - Loans receivable, net of related contra accounts, increased by $108,072,000 to $17,584,622,000 at December 31, 2023, compared to $17,476,550,000 at September 30, 2023. The increase was primarily the net result of originations of $871,446,000, a decrease to loans-in-process of $379,418,000, offset by loan principal repayments of $1,153,510,000. Commercial loan originations accounted for 75% of total originations and consumer loan originations were 25% during the period. The Company continues to focus on commercial lending, coupled with growing economies in all major markets in which we operate.
The following table shows the loan portfolio by category and the change.

	December 31, 2023		September 30, 2023		Change
	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$3,054,426	15.8%	$2,907,086	14.8%	$147,340	5.1%
Commercial real estate	3,351,113	17.3	3,344,959	17.0	6,154	0.2
Commercial & industrial	2,371,393	12.3	2,321,717	11.8	49,676	2.1
Construction	2,868,207	14.8	3,318,994	16.9	(450,787)	(13.6)
Land - acquisition & development	190,732	1.0	201,538	1.0	(10,806)	(5.4)
Total commercial loans	11,835,871	61.2	12,094,294	61.6	(258,423)	(2.1)
Consumer loans
Single-family residential	6,535,073	33.8	6,451,270	32.8	83,803	1.3
Construction - custom	543,748	2.8	672,643	3.4	(128,895)	(19.2)
Land - consumer lot loans	119,735	0.6	125,723	0.6	(5,988)	(4.8)
HELOC	243,742	1.2	234,410	1.2	9,332	4.0
Consumer	74,884	0.4	70,164	0.4	4,720	6.7
Total consumer loans	7,517,182	38.8	7,554,210	38.4	(37,028)	(0.5)
Total gross loans	19,353,053	100%	19,648,504	100%	(295,451)	(1.5)
Less:
Allowance for credit losses on loans	179,320		177,207		2,113	1.2
Loans in process	1,516,522		1,895,940		(379,418)	(20.0)
Net deferred fees, costs and discounts	72,589		98,807		(26,218)	(26.5)
Total loan contra accounts	1,768,431		2,171,954		(403,523)	(18.6)
Net loans	$17,584,622		$17,476,550		$108,072	0.6%

Non-performing assets - Non-performing assets decreased $2,536,000 during the three months ended December 31, 2023 to $55,388,000 from $57,924,000 at September 30, 2023. The change is primarily due to a $5,164,000 decrease in non-accrual loans offset by a $2,671,000 increase in real estate owned as a result of the addition of former branch properties for sale. Non-performing assets as a percentage of total assets was 0.24% at December 31, 2023 compared to 0.26% at September 30, 2023.

WAFD, INC. AND SUBSIDIARIES
The following table sets forth information regarding non-performing assets.

	December 31, 2023		September 30, 2023
	($ in thousands)
Non-accrual loans:
Multi - family	$132	0.3%	$5,127	10.2%
Commercial real estate	24,283	53.7	23,435	46.5
Commercial & industrial	4,437	9.8	6,082	12.1
Construction	—	—	—	—
Land - acquisition & development	—	—	—	—
Single-family residential	15,396	34.0	14,918	29.6
Construction - custom	88	0.2	88	0.2
Land - consumer lot loans	57	0.1	9	—
HELOC	603	1.3	736	1.5
Consumer	262	0.6	27	0.1
Total non-accrual loans	45,258	100%	50,422	100%
Real estate owned	6,820		4,149
Other property owned	3,310		3,353
Total non-performing assets	$55,388		$57,924
Total non-performing assets and performing restructured loans as a percentage of total assets	0.24%		0.26%

For the three months ended December 31, 2023, the Company recognized $511,000 in interest income on cash payments received from borrowers on non-accrual loans. Recognized interest income on loans for the three months ended December 31, 2023 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. The Company would have recognized interest income of $625,000 for the same period had these loans performed according to their original contract terms. In addition to the non-accrual loans reflected in the above table, the Company had $263,973,000 of loans that were less than 90 days delinquent at December 31, 2023 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs as a percent of total assets would have increased to 1.41% at December 31, 2023.

Loans may be modified as the result of borrowers experiencing financial difficulty needing relief from the contractual terms of their loan. Most loan modifications to borrowers experiencing financial difficulty are accruing and performing loans where the borrower has approached the Company about modification due to temporary financial difficulties. Each request for modification is individually evaluated for merit and likelihood of success. Often a term extension is needed in the short term in order to evaluate the need for further corrective action. Payment delays and interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans.

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

Allowance for credit losses - The following table shows the composition of the Company’s allowance for credit losses.

WAFD, INC. AND SUBSIDIARIES

	December 31, 2023		September 30, 2023		Change
Allowance for credit losses:	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$13,791	7.7%	13,155	7.4%	$636	4.8%
Commercial real estate	29,007	16.2	28,842	16.3	165	0.6
Commercial & industrial	60,836	33.9	58,773	33.2	2,063	3.5
Construction	28,863	16.1	29,408	16.6	(545)	(1.9)
Land - acquisition & development	6,658	3.7	7,016	4.0	(358)	(5.1)
Total commercial loans	139,155	77.6	137,194	77.4	1,961	1.4
Consumer loans
Single-family residential	28,556	15.9	28,029	15.8	527	1.9
Construction - custom	2,262	1.2	2,781	1.6	(519)	(18.7)
Land - consumer lot loans	3,345	1.9	3,512	2.0	(167)	(4.8)
HELOC	2,973	1.7	2,859	1.6	114	4.0
Consumer	3,029	1.7	2,832	1.6	197	7.0
Total consumer loans	40,165	22.4	40,013	22.6	152	0.4
Total allowance for loan losses	179,320	100.0%	177,207	100.0%	2,113	1.2
Reserve for unfunded commitments	22,500		24,500		(2,000)	(8.2)
Total allowance for credit losses	$201,820		$201,707		$113	0.1%

Management believes the allowance for credit losses of $201,820,000, or 1.04% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E and Note I for further details of the allowance for loan losses and reserve for unfunded commitments as of and for the period ended December 31, 2023 and September 30, 2023.

Real estate owned ("REO") - REO increased during the three months ended December 31, 2023 by $2,671,000 to $6,820,000. The increase was due to the addition of former branch properties for sale offset by existing REO sales.

Intangible assets - Intangible assets increased to $311,103,000 as of December 31, 2023 from $310,619,000 as of September 30, 2023 as the result of an acquisition made by subsidiary, WaFd Insurance Group.

Customer accounts - Customer accounts decreased $31,542,000, or 0.2%, to $16,038,787,000 at December 31, 2023 compared with $16,070,329,000 at September 30, 2023. Transaction accounts decreased by $107,249,000 or 1.0% during that period, while time deposits increased $75,707,000 or 1.4%.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	December 31, 2023			September 30, 2023
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$2,604,281	16.2%	—%	$2,706,448	16.8%	—%
Interest checking	4,084,933	25.6	2.80	3,882,715	24.2	2.28
Savings	777,204	4.8	0.21	817,547	5.1	0.21
Money market	3,191,646	19.9	1.30	3,358,603	20.9	1.48
Time deposits	5,380,723	33.4	4.08	5,305,016	33.0	3.77
Total	$16,038,787	100%	2.35%	$16,070,329	100%	2.12%

WAFD, INC. AND SUBSIDIARIES
Borrowings - Total borrowings were $3,875,000,000 as of December 31, 2023 an increase from $3,650,000,000 as of September 30, 2023. This increase was driven by loan growth combined with relatively flat customer deposits. The weighted average rate for borrowings was 3.99% as of December 31, 2023 and 3.98% at September 30, 2023.

Shareholders' equity - The Company’s shareholders' equity at December 31, 2023 was $2,452,004,000, or 10.83% of total assets. This is an increase of $25,578,000 from September 30, 2023 when shareholders' equity was $2,426,426,000, or 10.80% of total assets. The Company’s shareholders' equity was impacted in the three months ended December 31, 2023 by net income of $58,453,000, the payment of $15,989,000 in common stock dividends, payment of $3,656,000 in preferred stock dividends, treasury stock purchases of $17,065,000, as well as changes in other comprehensive income of $93,000.

RESULTS OF OPERATIONS

Net Income - The Company recorded net income of $58,453,000 for the three months ended December 31, 2023 compared to $79,509,000 for the prior year quarter. The changes are due to the factors described below.

Net Interest Income - For the three months ended December 31, 2023, net interest income was $152,237,000, which is $30,562,000 lower than the same quarter of the prior year. Net interest margin was 2.91% for the quarter ended December 31, 2023 compared to 3.69% for the quarter ended December 31, 2022. The decrease in net interest income is mostly due to rising deposit costs. The average rate earned on interest-earning assets grew by 76 basis points to 5.47% while the average rate paid on interest-bearing liabilities increased by 185 basis points to 3.16%. Additionally, average interest-earning assets increased by $1,187,344,000 from the same quarter last year while average interest-bearing liabilities increased by $1,659,381,000.

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
Rate / Volume Analysis:

	Comparison of Three Months Ended 12/31/2023 and 12/31/2022
($ in thousands)	Volume	Rate	Total
Interest income:
Loans receivable	$11,982	$29,864	$41,846
Mortgage-backed securities	(249)	902	653
Investments (1)	3,206	7,722	10,928
All interest-earning assets	14,939	38,488	53,427
Interest expense:
Customer accounts	1,698	63,327	65,025
Borrowings	8,605	10,359	18,964
All interest-bearing liabilities	10,303	73,686	83,989
Change in net interest income	$4,636	$(35,198)	$(30,562)
___________________
(1)Includes interest on cash equivalents and dividends on FHLB stock.
Provision for Credit Losses - The Company recorded no provision for credit losses for the three months ended December 31, 2023, compared with a provision for credit losses of $2,500,000 for the three months ended December 31, 2022. The lack of provision in the three months ended December 31, 2023 was primarily due to a stable loan receivable balance and continued strong credit performance. The increase in overall ACL was offset by the equal decrease in the reserve for unfunded commitments. Recoveries, net of charge-offs, totaled $113,000 for the three months ended December 31, 2023, compared to $489,000 during the three months ended December 31, 2022.

WAFD, INC. AND SUBSIDIARIES
Other Income - The three months ended December 31, 2023 results include total other income of $14,167,000 compared to $14,024,000 for the same period one year ago, a $143,000 increase. The small increase is primarily due to increased interchange fees as a result of transaction volume.

Other Expense - Total other expense was $96,540,000 for the three months ended December 31, 2023, an increase of $4,262,000 from $92,278,000 for the prior year quarter. FDIC premiums increased $2,895,000 compared to the same period last year and product delivery costs increased by $1,388,000 as a result of volume-related interchange costs. Total other expense for the three months ended December 31, 2023 and December 31, 2022 equaled 1.73% and 1.74%, respectively, of average assets.

Gain (Loss) on Real Estate Owned - Results for the three months ended December 31, 2023 include a net gain on REO of $1,826,000, compared to a net loss of $112,000 for the prior year quarter. The gain during the three months ended December 31, 2023 was due to property sales.

Income Tax Expense - Income tax expense totaled $13,237,000 for the three months ended December 31, 2023, compared to $22,424,000 for the prior year quarter. The effective tax rate was 18.46% and 22.00% for the three months ended December 31, 2023 and December 31, 2022, respectively. The Company’s effective tax rate varies from the statutory rate mainly due to state taxes, tax-exempt income, tax-credit investments miscellaneous non-deductible expenses and discrete tax adjustments for prior periods.

Item 3.                Quantitative and Qualitative Disclosures About Market Risk
Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2023. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2023 Form 10-K.

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

WAFD, INC. AND SUBSIDIARIES

PART II – Other Information
Item 1. Legal Proceedings
The Company and its consolidated subsidiaries are involved in legal proceedings occurring in the ordinary course of business that in the aggregate are believed by management to be immaterial to the financial statements of the Company.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the Company's Form 10-K for the year ended September 30, 2023. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases of Common Stock made by or on behalf of the Company of the Company’s common stock during the three months ended December 31, 2023 under the Company's stock repurchase plan.

	Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2023 to October 31, 2023	654,203	$24.41	654,203	1,904,980
November 1, 2023 to November 30, 2023	41,535	24.81	41,535	1,863,445
December 1, 2023 to December 31, 2023	2,155	31.09	2,155	1,861,290
Total	697,893	$24.45	697,893	1,861,290
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

Item 3.                Defaults Upon Senior Securities
Not applicable

Item 4.                Mine Safety Disclosures
Not applicable

WAFD, INC. AND SUBSIDIARIES
Item 5.                Other Information
Trading Arrangements - During the period covered by this Quarterly Report on 10-Q, no director or executive officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.                Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer *
	31.2	Section 302 Certification by the Chief Financial Officer *
	32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer *
	101	Financial Statements from the Company’s Form 10-Q for the three months ended December 31, 2023 formatted in iXBRL *
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *
* Filed herewith

WAFD, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 31, 2024	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL President & Chief Executive Officer

January 31, 2024	/S/ KELLI J. HOLZ
KELLI J. HOLZ Executive Vice President and Chief Financial Officer

January 31, 2024	/S/ BLAYNE A. SANDEN
BLAYNE A. SANDEN Senior Vice President and Principal Accounting Officer