Form 10-Q
period 2024-03-31
WAFD INC
filed 2024-05-03
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

The registrant had outstanding 81,414,833 shares of common stock as of April 30, 2024.

WAFD, INC. AND SUBSIDIARIES

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

PART I - FINANCIAL INFORMATION
Item 1. Financial statements

	March 31, 2024	September 30, 2023
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,505,771	$980,649
Available-for-sale securities, at fair value	2,438,114	1,995,097
Held-to-maturity securities, at amortized cost	457,882	423,586
Loans receivable, net of allowance for loan losses of $201,577 and $177,207	20,795,259	17,476,550
Loans held for sale	2,993,658	—
Interest receivable	115,484	87,003
Premises and equipment, net	243,465	237,011
Real estate owned	4,245	4,149
FHLB stock	160,817	126,820
Bank owned life insurance	264,043	242,919
Intangible assets, including goodwill of $411,401 and $304,750	453,539	310,619
Federal and state income tax assets, net	146,833	8,479
Other assets	561,178	581,793
	$30,140,288	$22,474,675
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$12,338,862	$10,765,313
Time deposit accounts	9,000,911	5,305,016
	21,339,773	16,070,329
Borrowings	5,345,518	3,650,000
Junior subordinated deferrable debentures	50,254	—
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024	93,729	—
Advance payments by borrowers for taxes and insurance	49,350	52,550
Accrued expenses and other liabilities	339,758	275,370
	27,218,382	20,048,249
Commitments and contingencies (see Note I)
Shareholders’ equity
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 300,000 and 300,000 shares issued; 300,000 and 300,000 shares outstanding	300,000	300,000
Common stock, $1.00 par value, 300,000,000 shares authorized; 153,834,612 and 136,466,579 shares issued; 81,405,391 and 64,736,916 shares outstanding	153,835	136,467
Additional paid-in capital	2,143,343	1,687,634
Accumulated other comprehensive income (loss), net of taxes	51,935	46,921
Treasury stock, at cost; 72,429,221 and 71,729,663 shares	(1,629,512)	(1,612,345)
Retained earnings	1,902,305	1,867,749
	2,921,906	2,426,426
	$30,140,288	$22,474,675

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(In thousands, except share data)
INTEREST INCOME
Loans receivable	$274,341	$222,957	$520,133	$426,903
Mortgage-backed securities	12,905	10,422	24,171	21,035
Investment securities and cash equivalents	31,580	21,967	61,368	40,827
	318,826	255,346	605,672	488,765
INTEREST EXPENSE
Customer accounts	116,164	52,123	212,835	83,769
Borrowings, senior debt and junior subordinated debentures	44,065	28,185	82,003	47,159
	160,229	80,308	294,838	130,928
Net interest income	158,597	175,038	310,834	357,837
Provision for credit losses	16,000	3,500	16,000	6,000
Net interest income after provision (release)	142,597	171,538	294,834	351,837
OTHER INCOME
Gain (loss) on sale of investment securities	90	—	171	—
Gain (loss) on termination of hedging derivatives	6	26	115	26
Loan fee income	550	652	1,394	2,154
Deposit fee income	6,698	6,188	13,500	12,541
Other income	6,048	3,206	12,379	9,375
	13,392	10,072	27,559	24,096
OTHER EXPENSE
Compensation and benefits	73,155	51,444	122,996	100,514
Occupancy	10,918	10,918	20,289	21,020
FDIC insurance premiums	7,900	4,000	14,470	7,675
Product delivery	5,581	5,316	11,590	9,937
Information technology	12,883	12,785	25,749	25,114
Other expense	23,275	12,418	35,158	24,899
	133,712	96,881	230,252	189,159
Gain (loss) on real estate owned, net	(1,315)	(199)	511	(311)
Income before income taxes	20,962	84,530	92,652	186,463
Income tax expense	5,074	18,596	18,311	41,020
Net income	15,888	65,934	74,341	145,443
Dividends on preferred stock	3,656	3,656	7,312	7,312
Net income available to common shareholders	$12,232	$62,278	$67,029	$138,131
PER SHARE DATA
Basic earnings per common share	$0.17	$0.95	$1.00	$2.11
Diluted earnings per common share	0.17	0.95	1.00	2.11
Dividends paid on common stock per share	0.26	0.25	0.51	0.49
Basic weighted average number of shares outstanding	70,129,072	65,511,131	67,197,352	65,425,623
Diluted weighted average number of shares outstanding	70,164,558	65,551,185	67,225,099	65,510,275

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents                    (CONTINUED)
WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net income	$15,888	$65,934
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $514 and $(5,705)	(1,730)	18,993
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $(21) and $0	69	—
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	(1,661)	18,993

Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $(4,160) and $5,075	6,582	(16,897)
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	6,582	(16,897)

Other comprehensive income (loss)	4,921	2,096
Comprehensive income	$20,809	$68,030

	Six Months Ended March 31,
	2024	2023
	(In thousands)
Net income	$74,341	$145,443
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $(8,780) and $(4,047)	29,546	13,471
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $(40) and $0	132	—
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	29,678	13,471

Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $5,121 and $6,648	(24,664)	(22,130)
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	(24,664)	(22,130)

Other comprehensive income (loss)	5,014	(8,659)
Comprehensive income	$79,355	$136,784

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents                    (CONTINUED)
WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2024	$300,000	$136,679	$1,691,102	$1,906,557	$47,014	$(1,629,348)	$2,452,004
Net income	—	—	—	15,888	—	—	15,888
Other comprehensive income (loss)	—	—	—	—	4,921	—	4,921
Dividends on common stock ($0.26 per share)	—	—	—	(16,484)	—	—	(16,484)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Stock issued in merger	—	17,089	448,415	—	—	—	465,504
Proceeds from stock issuances	—	40	1,042	—	—	—	1,082
Stock-based compensation expense	—	27	2,784	—	—	74	2,885
Treasury stock purchased	—	—	—	—	—	(238)	(238)
Balance at March 31, 2024	$300,000	$153,835	$2,143,343	$1,902,305	$51,935	$(1,629,512)	$2,921,906

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2023	$300,000	$136,373	$1,689,209	$1,749,008	$41,726	$(1,591,935)	$2,324,381
Net income	—	—	—	65,934	—	—	65,934
Other comprehensive income (loss)	—	—	—	—	2,096	—	2,096
Dividends on common stock ($0.25 per share)	—	—	—	(16,243)	—	—	(16,243)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,657)	—	—	(3,657)
Proceeds from stock issuances	—	9	249	—	—	—	258
Stock-based compensation expense	—	31	(5,738)	—	—	8,163	2,456
Treasury stock purchased	—	—	—	—	—	(108)	(108)
Balance at March 31, 2023	$300,000	$136,413	$1,683,720	$1,795,042	$43,822	$(1,583,880)	$2,375,117

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents                    (CONTINUED)

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2023	$300,000	$136,467	$1,687,634	$1,867,749	$46,921	$(1,612,345)	$2,426,426
Net income	—	—	—	74,341	—	—	74,341
Other comprehensive income (loss)	—	—	—	—	5,014	—	5,014
Dividends on common stock ($0.51 per share)	—	—	—	(32,472)	—	—	(32,472)
Dividends on preferred stock ($24.3750 per share)	—	—	—	(7,313)	—	—	(7,313)
Stock issued in merger	—	17,089	448,415	—	—	—	465,504
Proceeds from stock issuances	—	95	2,435	—	—	—	2,530
Stock-based compensation expense	—	184	4,859	—	—	137	5,180
Treasury stock purchased	—	—	—	—	—	(17,304)	(17,304)
Balance at March 31, 2024	$300,000	$153,835	$2,143,343	$1,902,305	$51,935	$(1,629,512)	$2,921,906

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2022	$300,000	$136,271	$1,686,975	$1,688,740	$52,481	$(1,590,207)	$2,274,260
Net income	—	—	—	145,443	—	—	145,443
Other comprehensive income (loss)	—	—	—	—	(8,659)	—	(8,659)
Dividends on common stock ($0.49 per share)	—	—	—	(31,828)	—	—	(31,828)
Dividends on preferred stock ($24.3750 per share)	—	—	—	(7,313)	—	—	(7,313)
Proceeds from stock issuances	—	33	990	—	—	—	1,023
Stock-based compensation expense	—	109	(4,245)	—	—	8,163	4,027
Treasury stock purchased	—	—	—	—	—	(1,836)	(1,836)
Balance at March 31, 2023	$300,000	$136,413	$1,683,720	$1,795,042	$43,822	$(1,583,880)	$2,375,117

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents                    (CONTINUED)
WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$74,341	$145,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	205,721	864
Stock-based compensation expense	5,180	4,027
Provision (release) for credit losses	16,000	6,000
Loss (gain) on sale of investment securities	(171)	—
Gain on settlements of bank owned life insurance	—	(821)
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(2,567)	(130)
Impairment loss on premises and equipment	—	6
Decrease (increase) in accrued interest receivable	(2,784)	(15,197)
Decrease (increase) in federal and state income tax receivable	(9,213)	—
Decrease (increase) in cash surrender value of bank owned life insurance	(3,343)	(2,898)
Decrease (increase) in other assets	44,394	12,840
Increase (decrease) in federal and state income tax liabilities	—	1,961
Increase (decrease) in accrued expenses and other liabilities	(48,096)	(41,170)
Net cash provided by (used in) operating activities	279,462	110,925
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(328,829)	(1,076,495)
Loans purchased	—	(79,965)
FHLB stock purchased	(312,810)	(372,005)
FHLB stock redeemed	350,475	320,000
Available-for-sale securities purchased	(214,707)	(115,931)
Principal payments and maturities of available-for-sale securities	150,666	178,589
Proceeds from sales of available-for-sale securities	176,402	—
Held-to-maturity securities purchased	(47,670)	—
Principal payments and maturities of held-to-maturity securities	15,800	17,936
Proceeds from sales of real estate owned	6,271	810
Proceeds from settlement of bank owned life insurance	—	1,809
Purchase of strategic investments	(1,097)	(7,434)
Net cash received (paid) in business combinations	625,773	—
Proceeds from sales of premises and equipment	1,341	664
Premises and equipment purchased and REO improvements	(12,623)	(5,009)
Net cash provided by (used in) investing activities	408,992	(1,137,031)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	(368,952)	(168,622)
Proceeds from borrowings	11,387,889	9,675,000
Repayments of borrowings	(11,124,509)	(8,000,000)
Proceeds from the early termination of long term borrowing hedge
Proceeds from stock-based awards	1,972	1,023
Dividends paid on common stock	(32,472)	(31,828)
Dividends paid on preferred stock	(7,314)	(7,313)
Proceeds from employee stock purchase	558	—
Treasury stock purchased	(17,304)	(1,836)
Increase (decrease) in advances payments by borrowers for taxes and insurance	(3,200)	(5,739)
Net cash provided by (used in) financing activities	(163,332)	1,460,685
Increase (decrease) in cash and cash equivalents	525,122	434,579
Cash, cash equivalents and restricted cash at beginning of period	980,649	683,965
Cash, cash equivalents and restricted cash at end of period	$1,505,771	$1,118,544
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents                    (CONTINUED)
WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2024	2023
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$—	$121
Non-cash financing activities
Preferred stock dividend payable	3,656	3,656
Cash paid (received) during the period for
Interest	311,021	135,037
Income tax	11,066	30,951
The following summarizes the non-cash activities related to acquisitions
Fair value of assets and intangibles acquired	$7,676,343	$—
Fair value of liabilities assumed	(7,316,675)	—
Net fair value of assets (liabilities)	$359,668	$—

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

The Company is headquartered in Seattle, Washington. The Bank conducts its activities through a network of 210 bank branches located in Washington, Oregon, Idaho, Utah, Arizona, Nevada, New Mexico, Texas and California.

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

On February 29, 2024, WaFd, Inc. closed its previously announced merger with Luther Burbank Corporation ("Luther Burbank" or "LBC"), a California corporation, effective as of 12:00am on March 1, 2024 (the "Effective Time"). Pursuant to the Merger Agreement, at the Effective Time Luther Burbank merged with and into the Company (the “Corporate Merger”), with the Company surviving the Corporate Merger. Promptly following the Corporate Merger, Luther Burbank’s wholly-owned bank subsidiary, Luther Burbank Savings, merged with and into WaFd Bank with the WaFd Bank as the surviving institution (the “Bank Merger”). The Corporate Merger and the Bank Merger are collectively referred to in this Current Report on Form 10-Q as the “Merger.”

The Merger was accounted for using the acquisition method of accounting and was effectively an all-stock transaction accounted for as a business combination. The Company's financial results for any periods ended prior to February 29, 2024 reflect WaFd results only on a standalone basis. As a result, financial results for the second quarter of 2024 may not be directly comparable to prior reported periods. Refer to Note B - Business Combination for further details.

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

Business Combinations - The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity recognizes the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. This method often involves estimates based on third party valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value if the fair value can be determined during the measurement period. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. Fair values are subject to refinement over the measurement period, not to exceed one year after the closing date.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Restricted Cash Balances - The Company was not required to maintain cash reserve balances with the Federal Reserve Bank as of March 31, 2024. As of March 31, 2024 and September 30, 2023, the Company held counterparty cash collateral of $282,700,000 and $326,750,000, respectively, related to derivative contracts.

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
•For investments in certain nonmarketable equity securities investments where the equity method of accounting is not applicable, the Company applies the fair value method. Any adjustments to the fair value of these investments are recorded in Other income in the Consolidated Statements of Operations. Fair value is determined by reference to readily determinable market values, if applicable. As these investments do not have readily determinable fair values, they are generally accounted for at cost minus impairment, if any, plus or minus changes resulting from observable transactions involving the same or similar investments from the same issuer. This practice is referred to as the measurement alternative.
•Equity investments in qualified real estate funds can use the NAV expedient for fair value measurement. Under this method, the net asset value (NAV) determined by the fund is used as fair value for the investment. At March 31, 2024, equity investments held by the Company and recorded at NAV had a carrying amount of $36,703,000 and a remaining unfunded commitment of $3,280,000. These NAV based investments cannot be transferred without consent and we do not have redemption rights. Equity investments measured at NAV are not classified in the fair value hierarchy.

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Off-balance-sheet credit exposures - Off-balance-sheet credit exposures for the Company include unfunded loan commitments and letters of credit from the Federal Home Loan Banks of both Des Moines and San Francisco, which had a combined balance of $3,859,416,000 and $3,625,333,000 at March 31, 2024 and September 30, 2023, respectively. The reserve for unfunded commitments is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class. See Note I “Commitments and Contingencies” for more information.
Intangible assets - Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Other intangibles, including core deposit intangibles, are acquired assets that lack physical substance but can be distinguished from goodwill. Goodwill is not amortized but is evaluated for potential impairment on an annual basis and between tests if circumstances such as material adverse changes in legal, business, regulatory and economic factors exist. We have determined our goodwill balance is all related to a single reporting unit and perform a quantitative impairment assessment. An impairment loss is recorded when the carrying amount of goodwill exceeds its implied fair value. If circumstances indicate that the carrying value of the assets may not be recoverable, an impairment charge could be recorded. Other intangible assets are amortized over their estimated lives and are subject to impairment testing when events or circumstances change.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company performs a goodwill impairment assessment annually and continuously monitors for events and circumstances that could negatively impact the key assumptions in determining the fair value of goodwill.
As a result of the Merger, the Company recorded $105,836,000 in goodwill and $37,022,000 in core deposit intangible assets. Additional information on the Merger and purchase price allocation is provided in Note B "Business Combination". The core deposit intangible asset value was determined by an analysis of the cost differential between the core deposits acquired, inclusive of estimated servicing costs, and alternative funding sources for those deposits. The core deposit intangible asset recorded is amortized on an accelerated basis over 6 years. In addition to the effects of the Merger, the Company added a small amount of intangibles during year-to-date fiscal 2024 as the result of acquisitions made by subsidiary WAFD Insurance Group, Inc. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.
The table below provides detail regarding the Company's intangible assets.

	Goodwill	Core Deposit and Other Intangibles	Total
	(In thousands)
Balance at September 30, 2023	$304,750	$5,869	$310,619
Additions	375	375	750
Amortization	—	(266)	(266)
Balance at December 31, 2023	305,125	5,978	311,103
Additions	106,276	37,462	143,738
Amortization	—	(1,302)	(1,302)
Balance at March 31, 2024	$411,401	$42,138	$453,539

The table below presents the estimated future amortization expense of other intangibles for the next five years as of March 31, 2024.

Fiscal Year	Expected Expense
(In thousands)
2024	$6,155
2025	9,768
2026	7,217
2027	5,473
2028	5,111
Thereafter	8,414
Total Intangibles Assets	$42,138

Subsequent events - The Company has evaluated events and transactions through the date the consolidated financial statements were issued for potential recognition or disclosure.

New Accounting Pronouncements - In October 2023, the FASB issued ASU 2023-6 Disclosure Improvements: Codification Amendments In Response to the SEC's Disclosure Update and Simplification Initiative to clarify or improve disclosure and presentation requirements on a variety of topics and align the requirements in the FASB accounting standard codification with the Securities and Exchange Commission regulations. The amendments will be effective for the Company only if the SEC removes the related disclosure requirement from its existing regulations no later than June 30, 2027. If the SEC timely removes such a related requirement from its existing regulations, the corresponding amendments within the ASU will become effective

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

for the Company on the same date with early adoption permitted. The Company does not expect the amendments in this update to have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280) to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280. For public companies amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company does not expect this ASU to have a material effect on our consolidated financial statements.

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

NOTE B – Business Combination

At the Effective Time on March 1, 2024 ("the Merger Date"), WaFd, Inc. acquired Luther Burbank, headquartered in Santa Rosa, California. The Merger was effectively an all-stock transaction and has been accounted for as a business combination. Pursuant to the Merger Agreement, on the Merger Date, each holder of LBC common stock received 0.3353 of a share (the "Exchange Ratio") of WaFd common stock for each share of LBC common stock held. As of the Merger Date, WaFd had approximately 64 million shares of common stock outstanding and issued approximately 17 million shares of WaFd common stock to the LBC shareholders which represents approximately 21% of the voting interests in WaFd, Inc. upon completion of the Merger.

The purchase price for purposes of the transaction accounting adjustments is calculated based on the number of shares of WaFd stock issued to LBC shareholders and the closing share price on the Merger Date as shown in the following table (amounts in thousands except share and per share data).

Number of WaFd shares issued to LBC shareholders	17,089
WaFd market price per share on February 29, 2024	$27.24
Purchase price of shares issued to LBC shareholders	$465,501
Cash in lieu of fractional shares	$3
Purchase price consideration	$465,504

The acquisition was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed in the Merger were recorded at their respective acquisition date estimated fair values. These estimates were recorded based on initial valuations available at the Merger Date, and these estimates, including initial accounting for deferred taxes, are considered preliminary as of March 31, 2024, and subject to adjustment for up to one year after the Merger Date. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. While the Company believes that the information available on the Merger Date provided a reasonable basis for estimating fair value, additional information may be obtained during the measurement period that would result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the Merger Date or the date the Company concludes that all necessary information about the facts and circumstances that existed as of the Merger Date have been obtained. Management anticipates that facts obtained during the measurement period could result in adjustments to the Merger Date valuation amounts presented herein.

The table below displays the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 1, 2024
	(in thousands)
Total merger consideration		$465,504
Fair value of assets acquired
Cash and cash equivalents	$627,403
Investment securities	518,878
Loans receivable	3,205,350
Loans held for sale	2,993,223
Interest receivable	25,697
Premises and equipment	6,436
FHLB stock	35,831
Bank owned life insurance	17,781
Intangible assets	37,022
Deferred tax asset, net	132,837
Other assets	75,885
Total assets acquired	$7,676,343
Fair value of liabilities assumed
Customer accounts	$5,640,440
Borrowings	1,432,138
Junior subordinated deferrable interest debentures	50,175
Senior Debt	93,514
Accrued expenses and other liabilities	100,408
Total liabilities assumed	$7,316,675
Net Assets Acquired		$359,668
Goodwill		$105,836

In connection with the Merger, the Company recorded approximately $105,836,000 of goodwill. Goodwill represents the excess of the purchase price over the fair value of the assets acquired net of fair value of liabilities assumed. Information regarding the carrying amount and amortization of intangible assets are provided in Note A.

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.
Cash and cash equivalents – The carrying amount of these items is a reasonable estimate of their fair value based on the short-term nature of these assets.
Investment securities – Fair values for investment securities are based on quoted market prices. The actual sales prices of securities were used for those securities sold in March 2024, shortly after the Merger, rather than the quoted market price as sales prices were determined to be the best indicator of fair value.
Loans receivable – A valuation of the loans held for investment portfolio was performed by a third party as of the Merger Date to assess the fair value. The loans held for investment portfolio was segmented into three groups, including performing purchased credit deteriorated ("PCD") loans, non-performing PCD loans and non-PCD loans. The loans were further pooled based on loan type and interest rate terms. The loans were valued at the pool level using a discounted cash flow methodology. The methodology included projecting cash flows based on the contractual terms of the loans and the cash flows were adjusted to reflect credit loss expectations along with prepayments. Discount rates were developed based on the relative risk of the cash flows, taking into consideration the loan type, market rates as of the valuation date, recent originations in the portfolio, credit

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

loss expectations, and liquidity expectations. Lastly, cash flows adjusted for credit loss expectations were discounted to present value and summed to arrive at the fair value of the loans.
The Company is required to record PCD assets, defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition of PCD assets. Changes in estimates of expected credit losses after acquisition are recognized in subsequent periods as provision for credit losses (or recapture of credit losses) arises. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration is allocated to each individual asset. At the acquisition date, the initial allowance for credit losses, determined on a collective basis, is allocated to individual assets to appropriately allocate any non-credit discount or premium. The non-credit discount or premium, after the adjustment for the allowance for credit losses, is accreted to interest income using the interest method based on the effective interest rate determined at the Merger Date.

Of the $3.2 billion net loans held for investment acquired, $293 million were identified as PCD loans on the Merger Date. The following table provides a summary of these PCD loans at acquisition:

March 1, 2024
(In thousands)
Principal of PCD loans acquired	$293,204
PCD ACL at acquisition	(7,403)
Non-credit discount on PCD loans	(45,869)
Fair value of PCD loans	$239,932

Loans held for sale – The loans held for sale portfolio was recorded at fair value based on quotes or bids from third parties.
Premises and equipment - The fair values of premises are based on a market approach by obtaining third-party appraisals and broker opinions of value for land, office and branch space.
Core deposit intangible – The core deposit intangible represents the low cost of funding acquired core deposits provide relative to the Company’s marginal cost of funds. The fair value was estimated based on a cost savings methodology that gave consideration to expected customer attrition rates, net maintenance cost of the deposit base, interest costs associated with customer deposits, and the alternative cost of funds. The estimated fair value was grossed-up for the expected tax amortization benefit. The intangible asset is being amortized over 6 years using an accelerated method, based upon the period over which estimated economic benefits are estimated to be received.
Customer Accounts – The fair values used for the demand and savings deposits equal the amount payable on demand at the Merger Date. The fair value of time deposits is estimated by discounting the estimated future cash flows using current rates offered for deposits with similar remaining maturities.
Borrowings – The fair value of Federal Home Loan Bank ("FHLB") advances and Federal Reserve Bank ("FRB") borrowings is estimated by discounting the estimated future cash flows using rates currently available to the Company for debt with similar remaining maturities.
The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities in the Merger for the period March 1, 2024 to March 31, 2024.
The following table shows the impact of merger-related expenses for the three and six months ended March 31, 2024.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Merger-Related Expenses	Three Months Ended March 31, 2024	Six Months Ended March 31, 2024
	(in thousands)
Severance and employee-related	$20,266	$20,266
Legal and Professional	3,793	3,982
Charitable contributions	1,000	1,000
System conversion and integration	60	388
	$25,119	$25,636

The following table presents unaudited pro forma information as if the Merger had occurred on October 1, 2022. The pro forma adjustments give effect to any change in interest income due to the accretion of the discount (premium) associated with the fair value adjustments to acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustment to acquired interest-bearing deposits, borrowings and long-term debt and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of October 1, 2022. The pro forma information is not indicative of what would have occurred had the Merger occurred as of the beginning of the year prior to the Merger Date. The pro forma amounts below do not reflect the Company's expectations as of the date of the pro forma information of further operating cost savings and other business synergies expected to be achieved, including revenue growth as a result of the Merger. As a result, actual amounts differed from the unaudited pro forma information presented.

	Unaudited Pro Forma for the Six Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Net-interest income	$351,263	$447,902
Non-interest income	$30,238	$26,302
Net income[1]	$120,116	$145,277
[1]The 2024 pro forma net income was adjusted to exclude $40,000,000 of merger-related costs, inclusive of historical LBC merger-related costs, incurred in 2024 and the 2023 pro forma net income was adjusted to include these costs.

NOTE C – Dividends and Share Repurchases

On March 8, 2024, the Company paid a regular dividend on common stock of $0.26 per share, which represented the 164th consecutive quarterly cash dividend. Dividends per share were $0.26 and $0.25 for the quarters ended March 31, 2024 and 2023, respectively.

For the three months ended March 31, 2024, the Company repurchased 7,837 shares at an average price of $30.38. As of March 31, 2024, there are 1,853,453 remaining shares authorized to be repurchased under the current Board approved share repurchase program.

The Company pays a cash dividend, if declared by the Board, of $12.1875 per share on its Series A Preferred Stock quarterly on January 15, April 15, July 15 and October 15. This dividend equals $0.30468750 per depositary share (each dividend, a "Series A Preferred Dividend"). The Company paid a Series A Preferred Dividend on January 15, 2024 and April 15, 2024.

NOTE D – Loans Receivable

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A "Summary of Significant Accounting Policies" above.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company's loans held for investment are divided into two portfolio segments, commercial loans and consumer loans, with each of those segments further split into loan classes for purposes of estimating the allowance for credit losses.

The following table is a summary of loans receivable by loan portfolio segment and class. Loans held for sale of approximately $3 billion are excluded from the following tables.

	March 31, 2024		September 30, 2023
Gross loans by category	(In thousands)		(In thousands)
Commercial loans
Multi-family	$4,173,375	18.5%	$2,907,086	14.8%
Commercial real estate	3,570,790	15.8	3,344,959	17.0
Commercial & industrial	2,290,452	10.1	2,321,717	11.8
Construction	2,631,783	11.6	3,318,994	16.9
Land - acquisition & development	215,831	1.0	201,538	1.0
Total commercial loans	12,882,231	57.0	12,094,294	61.6
Consumer loans
Single-family residential	8,816,039	39.0	6,451,270	32.8
Construction - custom	466,740	2.1	672,643	3.4
Land - consumer lot loans	115,022	0.5	125,723	0.6
HELOC	243,852	1.1	234,410	1.2
Consumer	74,269	0.3	70,164	0.4
Total consumer loans	9,715,922	43.0	7,554,210	38.4
Total gross loans	22,598,153	100%	19,648,504	100%
Less:
Allowance for credit losses on loans	201,577		177,207
Loans in process	1,303,978		1,895,940
Net deferred fees, costs and discounts	297,339		98,807
Total loan contra accounts	1,802,894		2,171,954
Net loans	$20,795,259		$17,476,550

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of March 31, 2024, and September 30, 2023, AIR for loans totaled $103,137,000 and $77,349,000, respectively, and is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.

Loans in the amount of $9,131,125,000 and $8,941,201,000 at March 31, 2024 and September 30, 2023, respectively, were pledged to secure borrowings from the FHLB of Des Moines ("FHLB - DM") as part of the Company's liquidity management strategy. During the quarter ended March 31, 2024, the Company entered into two new pledge agreements. The first new pledge agreement was with the FHLB of San Francisco ("FHLB - SF") where $1,757,206,000 of loans were pledged to secure legacy LBC borrowings from the FHLB-SF. The second new pledge agreement was with the FRB where $3,681,859,000 of loans were pledged via the Borrower-in-Custody program to support contingent liquidity. At March 31, 2024 there were no outstanding borrowings under this program. None of these agencies to which we have pledged loans have the right to sell or re-pledge these loans.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the amortized cost basis of non-accrual loans and loans 90 days or more past due and accruing.

	March 31, 2024			September 30, 2023
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing
Commercial loans
Multi-family	$8,377	$—	$—	$5,127	$—	$—
Commercial real estate	27,022	—	—	23,435	—	—
Commercial & industrial	4,436	—	—	6,082	—	—
Construction	—		—	—	—	—
Land - acquisition & development	112	—	—	—	—	—
Total commercial loans	39,947	—	—	34,644	—	—
Consumer loans
Single-family residential	20,016	—	—	14,918	—	—
Construction - custom	88	—	—	88	—	—
Land - consumer lot loans	—	—	—	9	—	—
HELOC	491	—	—	736	—	—
Consumer	264	—	—	27	—	—
Total consumer loans	20,859	—	—	15,778	—	—
Total non-accrual loans	$60,806	$—	$—	$50,422	$—	$—
% of total net loans	0.29%			0.29%

The Company recognized interest income on non-accrual loans of approximately $435,000 in the six months ended March 31, 2024 as a result of the collection of past due amounts. If these loans had been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $1,347,000 for the six months ended March 31, 2024. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide details regarding loan delinquencies by loan portfolio and class.

March 31, 2024		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$4,089,719	$4,072,075	$14,869	$—	$2,775	$17,644	0.43%
Commercial real estate	3,544,884	3,520,286	—	—	24,598	24,598	0.69
Commercial & industrial	2,283,922	2,279,347	140	—	4,435	4,575	0.20
Construction	1,623,496	1,622,736	760	—	—	760	0.05
Land - acquisition & development	175,704	175,592	—	—	112	112	0.06
Total commercial loans	11,717,725	11,670,036	15,769	—	31,920	47,689	0.41
Consumer Loans
Single-family residential	8,619,916	8,594,155	6,274	3,828	15,659	25,761	0.30
Construction - custom	223,377	222,530	760	—	87	847	0.38
Land - consumer lot loans	114,256	113,949	307	—	—	307	0.27
HELOC	247,305	246,296	483	86	440	1,009	0.41
Consumer	74,257	73,822	52	119	264	435	0.59
Total consumer loans	9,279,111	9,250,752	7,876	4,033	16,450	28,359	0.31
Total Loans	$20,996,836	$20,920,788	$23,645	$4,033	$48,370	$76,048	0.36%
Delinquency %		99.64%	0.11%	0.01%	0.23%	0.36%

September 30, 2023		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$2,886,594	$2,886,462	$—	$—	$132	$132	—%
Commercial real estate	3,310,101	3,285,673	848	145	23,435	24,428	0.74
Commercial & industrial	2,315,318	2,307,020	30	2,186	6,082	8,298	0.36
Construction	1,838,936	1,838,936	—	—	—	—	—
Land - acquisition & development	156,661	156,661	—	—	—	—	—
Total commercial loans	10,507,610	10,474,752	878	2,331	29,649	32,858	0.31
Consumer Loans
Single-family residential	6,388,990	6,365,065	6,441	6,068	11,416	23,925	0.37
Construction - custom	324,451	320,987	760	2,617	87	3,464	1.07
Land - consumer lot loans	124,842	124,231	358	245	8	611	0.49
HELOC	237,754	235,708	1,050	314	682	2,046	0.86
Consumer	70,110	69,699	228	107	76	411	0.59
Total consumer loans	7,146,147	7,115,690	8,837	9,351	12,269	30,457	0.43
Total Loans	$17,653,757	$17,590,442	$9,715	$11,682	$41,918	$63,315	0.36%
Delinquency %		99.64%	0.06%	0.07%	0.24%	0.36%

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

	Three Months Ended March 31, 2024
Loan Class	Term Extension	% of Total Loan Class Balance	Wtd. Avg. Term Extension
	( in thousands)		(in months)
Commercial & industrial	42,683	1.87	3
Construction	13,138	0.81	15
Total commercial loans	55,821	0.48
Total Loans	$55,821	0.27%

	Six Months Ended March 31, 2024
Loan Class	Term Extension	% of Total Loan Class Balance	Wtd. Avg. Term Extension
	( in thousands)		(in months)
Commercial real estate	93	—%	20
Commercial & industrial	50,730	2.22	3
Construction	13,138	0.81	15
Total commercial loans	63,961	0.55
Total Loans	$63,961	0.30%

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts. None of the loans modified in the six months ended March 31, 2024 was past due as of March 31, 2024. None of the loans above have defaulted after modification.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The following tables present by primary credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of March 31, 2024 and September 30, 2023. There were no commercial loans classified as Doubtful or Loss as of either date.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2024	Term Loans Amortized Cost Basis by Origination Year
	YTD 2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$67,578	$172,683	$1,354,276	$1,105,788	$547,312	$648,522	$35,553	$13,214	$3,944,926
Special Mention	—	—	92,620	2,678	1,203	16,483	—	—	112,984
Substandard	—	—	5,665	2,296	7,874	15,974	—	—	31,809
Total	$67,578	$172,683	$1,452,561	$1,110,762	$556,389	$680,979	$35,553	$13,214	$4,089,719

Commercial real estate
Pass	$125,124	$214,702	$1,026,962	$731,080	$448,225	$838,539	$2,286	$—	$3,386,918
Special Mention	—	—	2,884	23,133	—	16,377	—	—	42,394
Substandard	—	499	16,661	2,260	29,854	66,298	—	—	115,572
Total	$125,124	$215,201	$1,046,507	$756,473	$478,079	$921,214	$2,286	$—	$3,544,884

Commercial & industrial
Pass	$17,307	$159,129	$238,221	$298,401	$108,517	$177,856	$1,093,054	$222	$2,092,707
Special Mention	—	—	32,861	608	—	309	38,005	—	71,783
Substandard	—	2,095	12,026	172	2,701	49,036	53,401	1	119,432
Total	$17,307	$161,224	$283,108	$299,181	$111,218	$227,201	$1,184,460	$223	$2,283,922
Gross Charge-offs	—	—	—	10	30	56	—	31	127

Construction
Pass	$54,184	$389,785	$686,499	$290,139	$50,200	$51,900	$78,285	$—	$1,600,992
Special Mention	—	—	—	2,888	—	—	—	—	2,888
Substandard	655	3,801	2,022	13,138	—	—	—	—	19,616
Total	$54,839	$393,586	$688,521	$306,165	$50,200	$51,900	$78,285	$—	$1,623,496

Land - acquisition & development
Pass	$14,413	$14,563	$65,068	$56,474	$6,043	$18,540	$—	$—	$175,101
Special Mention	—	—	—	—	—	354	—	—	354
Substandard	—	—	137	—	112	—	—	—	249
Total	$14,413	$14,563	$65,205	$56,474	$6,155	$18,894	$—	$—	$175,704
Gross Charge-offs	—	—	—	—	—	18	—	—	18

Total commercial loans
Pass	$278,606	$950,862	$3,371,026	$2,481,882	$1,160,297	$1,735,357	$1,209,178	$13,436	$11,200,644
Special Mention	—	—	128,365	29,307	1,203	33,523	38,005	—	230,403
Substandard	655	6,395	36,511	17,866	40,541	131,308	53,401	1	286,678
Total	$279,261	$957,257	$3,535,902	$2,529,055	$1,202,041	$1,900,188	$1,300,584	$13,437	$11,717,725
Gross Charge-offs	$—	$—	$—	$10	$30	$74	$—	$31	$145

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2024	Term Loans Amortized Cost Basis by Origination Year
	YTD 2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$121,983	$787,975	$2,384,151	$2,193,608	$860,379	$2,246,059	$—	$—	$8,594,155
30 days past due	—	—	—	—	264	6,010	—	—	6,274
60 days past due	—	—	843	973	—	2,012	—	—	3,828
90+ days past due	—	1,816	2,939	2,175	—	8,729	—	—	15,659
Total	$121,983	$789,791	$2,387,933	$2,196,756	$860,643	$2,262,810	$—	$—	$8,619,916
Gross Charge-offs	—	—	—	—	—	131	—	—	131

Construction - custom
Current	$7,939	$142,758	$69,481	$1,571	$423	$358	$—	$—	$222,530
30 days past due	—	—	760	—	—	—	—	—	760
90+ days past due	—	—	87	—	—	—	—	—	87
Total	$7,939	$142,758	$70,328	$1,571	$423	$358	$—	$—	$223,377

Land - consumer lot loans
Current	$7,310	$17,372	$36,755	$26,802	$10,529	$15,181	$—	$—	$113,949
30 days past due	—	—	162	131	—	14	—	—	307
Total	$7,310	$17,372	$36,917	$26,933	$10,529	$15,195	$—	$—	$114,256

HELOC
Current	$—	$—	$—	$—	$—	$5,025	$240,569	$702	$246,296
30 days past due	—	—	—	—	—	100	383	—	483
60 days past due	—	—	—	—	—	44	42	—	86
90+ days past due	—	—	—	—	—	—	440	—	440
Total	$—	$—	$—	$—	$—	$5,169	$241,434	$702	$247,305

Consumer
Current	$895	$108	$72	$9,568	$8,002	$20,732	$34,445	$—	$73,822
30 days past due	—	—	—	—	—	24	28	—	52
60 days past due	—	—	—	—	—	70	49	—	119
90+ days past due	—	—	—	—	—	136	128	—	264
Total	$895	$108	$72	$9,568	$8,002	$20,962	$34,650	$—	$74,257
Gross Charge-offs	—	—	—	—	—	123	239	—	362

Total consumer loans
Current	$138,127	$948,213	$2,490,459	$2,231,549	$879,333	$2,287,355	$275,014	$702	$9,250,752
30 days past due	—	—	922	131	264	6,148	411	—	7,876
60 days past due	—	—	843	973	—	2,126	91	—	4,033
90+ days past due	—	1,816	3,026	2,175	—	8,865	568	—	16,450
Total	$138,127	$950,029	$2,495,250	$2,234,828	$879,597	$2,304,494	$276,084	$702	$9,279,111
Gross Charge-offs	$—	$—	$—	$—	$—	$254	$239	$—	$493

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2023	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$135,859	$658,126	$850,998	$541,655	$135,965	$400,412	$49,523	$—	$2,772,538
Special Mention	—	90,428	—	—	—	—	—	—	90,428
Substandard	—	5,711	2,309	2,422	7,583	5,603	—	—	23,628
Total	$135,859	$754,265	$853,307	$544,077	$143,548	$406,015	$49,523	$—	$2,886,594

Commercial real estate
Pass	$221,057	$912,776	$735,069	$476,941	$262,945	$596,459	$2,349	$—	$3,207,596
Special Mention	—	—	788	—	4,059	—	—	—	4,847
Substandard	499	5,361	3,810	24,538	27,916	35,534	—	—	97,658
Total	$221,556	$918,137	$739,667	$501,479	$294,920	$631,993	$2,349	$—	$3,310,101

Commercial & industrial
Pass	$155,411	$258,798	$316,713	$117,089	$24,246	$175,042	$1,089,896	$27,681	$2,164,876
Special Mention	—	—	—	—	2,940	—	3,707	—	6,647
Substandard	—	5,532	8,537	2,783	3,819	46,297	69,948	6,879	143,795
Total	$155,411	$264,330	$325,250	$119,872	$31,005	$221,339	$1,163,551	$34,560	$2,315,318

Construction
Pass	$235,150	$833,577	$559,850	$68,105	$46,390	$373	$74,821	$—	$1,818,266
Substandard	2,901	5,119	12,650	—	—	—	—	—	20,670
Total	$238,051	$838,696	$572,500	$68,105	$46,390	$373	$74,821	$—	$1,838,936

Land - acquisition & development
Pass	$20,593	$69,414	$39,276	$6,280	$351	$17,876	$2,600	$—	$156,390
Substandard	—	271	—	—	—	—	—	—	271
Total	$20,593	$69,685	$39,276	$6,280	$351	$17,876	$2,600	$—	$156,661

Total commercial loans
Pass	$768,070	$2,732,691	$2,501,906	$1,210,070	$469,897	$1,190,162	$1,219,189	$27,681	$10,119,666
Special Mention	—	90,428	788	—	6,999	—	3,707	—	101,922
Substandard	3,400	21,994	27,306	29,743	39,318	87,434	69,948	6,879	286,022
Total	$771,470	$2,845,113	$2,530,000	$1,239,813	$516,214	$1,277,596	$1,292,844	$34,560	$10,507,610

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2023	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$513,007	$1,478,479	$1,719,163	$718,250	$295,836	$1,640,330	$—	$—	$6,365,065
30 days past due	822	115	859	392	221	4,032	—	—	6,441
60 days past due	—	1,526	1,420	1,325	—	1,797	—	—	6,068
90+ days past due	—	1,470	666	1,408	—	7,872	—	—	11,416
Total	$513,829	$1,481,590	$1,722,108	$721,375	$296,057	$1,654,031	$—	$—	$6,388,990

Construction - custom
Current	$92,081	$218,988	$8,838	$243	$358	$479	$—	$—	$320,987
30 days past due	—	760	—	—	—	—	—	—	760
60 days past due	—	—	—	2,617	—	—	—	—	2,617
90+ days past due	—	87	—	—	—	—	—	—	87
Total	$92,081	$219,835	$8,838	$2,860	$358	$479	$—	$—	$324,451

Land - consumer lot loans
Current	$19,128	$41,658	$35,048	$11,517	$4,166	$12,714	$—	$—	$124,231
30 days past due	—	—	358	—	—	—	—	—	358
60 days past due	—	—	245	—	—	—	—	—	245
90+ days past due	—	—	—	—	—	8	—	—	8
Total	$19,128	$41,658	$35,651	$11,517	$4,166	$12,722	$—	$—	$124,842

HELOC
Current	$—	$—	$—	$—	$—	$3,733	$230,338	$1,637	$235,708
30 days past due	—	—	—	—	—	44	1,006	—	1,050
60 days past due	—	—	—	—	—	314	—	—	314
90+ days past due	—	—	—	—	—	—	682	—	682
Total	$—	$—	$—	$—	$—	$4,091	$232,026	$1,637	$237,754

Consumer
Current	$662	$121	$9,748	$8,006	$16	$23,201	$27,945	$—	$69,699
30 days past due	—	—	—	—	—	225	3	—	228
60 days past due	—	—	—	—	—	106	1	—	107
90+ days past due	—	—	—	—	29	46	—	1	76
Total	$662	$121	$9,748	$8,006	$45	$23,578	$27,949	$1	$70,110

Total consumer loans
Current	$624,878	$1,739,246	$1,772,797	$738,016	$300,376	$1,680,457	$258,283	$1,637	$7,115,690
30 days past due	822	875	1,217	392	221	4,301	1,009	—	8,837
60 days past due	—	1,526	1,665	3,942	—	2,217	1	—	9,351
90+ days past due	—	1,557	666	1,408	29	7,926	682	1	12,269
Total	$625,700	$1,743,204	$1,776,345	$743,758	$300,626	$1,694,901	$259,975	$1,638	$7,146,147

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A "Summary of Significant Accounting Policies."

The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Three Months Ended March 31, 2024	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$13,791	$—	$—	$8,188	$21,979
Commercial real estate	29,007	—	—	3,984	32,991
Commercial & industrial	60,836	(65)	32	(1,542)	59,261
Construction	28,863	—	—	(1,546)	27,317
Land - acquisition & development	6,658	—	21	1,186	7,865
Total commercial loans	139,155	(65)	53	10,270	149,413
Consumer loans
Single-family residential	28,556	(131)	55	12,574	41,054
Construction - custom	2,262	—	—	(344)	1,918
Land - consumer lot loans	3,345	—	46	(177)	3,214
HELOC	2,973	—	1	—	2,974
Consumer	3,029	(149)	44	80	3,004
Total consumer loans	40,165	(280)	146	12,133	52,164
Total ACL - loans	$179,320	$(345)	$199	$22,403	$201,577
1Provision & transfer amounts within the table include the $16,000,000 initial provision related to non-PCD loans acquired during the quarter and the $7,403,000 PCD ACL amount included in the Merger purchase price allocation but do not include provision for unfunded commitments of $1,000,000.

Three Months Ended March 31, 2023	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$12,324	$—	$—	$714	$13,038
Commercial real estate	27,380	—	1	422	27,803
Commercial & industrial	63,873	(6,054)	42	5,440	63,301
Construction	26,133	—	—	(106)	26,027
Land - acquisition & development	8,572	—	14	(1,090)	7,496
Total commercial loans	138,282	(6,054)	57	5,380	137,665
Consumer loans
Single-family residential	25,475	(34)	104	1,371	26,916
Construction - custom	3,500	—	—	(44)	3,456
Land - consumer lot loans	4,142	—	5	(202)	3,945
HELOC	2,588	—	—	74	2,662
Consumer	2,810	(38)	83	(79)	2,776
Total consumer loans	38,515	(72)	192	1,120	39,755
Total loans	$176,797	$(6,126)	$249	$6,500	$177,420
1Provision & transfer amounts within the table do not include provision recapture from unfunded commitments of $3,000,000.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Six Months Ended March 31, 2024	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$13,155	$—	$—	$8,824	$21,979
Commercial real estate	28,842	—	2	4,147	32,991
Commercial & industrial	58,773	(127)	64	551	59,261
Construction	29,408	—	—	(2,091)	27,317
Land - acquisition & development	7,016	(18)	71	796	7,865
Total commercial loans	137,194	(145)	137	12,227	149,413
Consumer loans
Single-family residential	28,029	(131)	175	12,981	41,054
Construction - custom	2,781	—	—	(863)	1,918
Land - consumer lot loans	3,512	—	55	(353)	3,214
HELOC	2,859	—	2	113	2,974
Consumer	2,832	(362)	236	298	3,004
Total consumer loans	40,013	(493)	468	12,176	52,164
Total ACL - loans	$177,207	$(638)	$605	$24,403	$201,577
1Provision & transfer amounts within the table include the $16,000,000 initial provision related to non-PCD loans acquired during the quarter and the $7,403,000 PCD ACL amount included in the Merger purchase price allocation but do not include provision recapture from unfunded commitments of $1,000,000.

Six Months Ended March 31, 2023	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$12,013	$—	$—	$1,025	$13,038
Commercial real estate	25,814	—	5	1,984	27,803
Commercial & industrial	57,210	(6,136)	74	12,153	63,301
Construction	26,161	—	—	(134)	26,027
Land - acquisition & development	12,278	—	30	(4,812)	7,496
Total commercial loans	133,476	(6,136)	109	10,216	137,665
Consumer loans
Single-family residential	25,518	(34)	534	898	26,916
Construction - custom	3,410	—	—	46	3,456
Land - consumer lot loans	5,047	—	5	(1,107)	3,945
HELOC	2,482	—	1	179	2,662
Consumer	2,875	(184)	317	(232)	2,776
Total consumer loans	39,332	(218)	857	(216)	39,755
Total loans	$172,808	$(6,354)	$966	$10,000	$177,420
1Provision & transfer amounts within the table do not include provision recapture from unfunded commitments of $4,000,000.

The Company recorded a $16,000,000 provision for credit losses for the three months ended March 31, 2024, compared with a provision for credit losses of $3,500,000 for the three months ended March 31, 2023. The provision in the three months ended March 31, 2024 was primarily due to the initial reserve needed for the acquired LBC non-PCD loans. The increase in the overall ACL was a combination of the provision recorded and the reserve for LBC PCD loans booked in purchase accounting.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The provision for the three months ended March 31, 2023 was primarily due to growth in net loans receivable combined with the changing economic outlook amid concerns around a looming recession and recent macro-economic events. The Company recorded a $16,000,000 provision for credit losses for the six months ended March 31, 2024, compared with a provision for credit losses of $6,000,000 for the six months ended March 31, 2023.

Charge-offs, net of recoveries, totaled $146,000 for the three months ended March 31, 2024, compared to $5,877,000 during the three months ended March 31, 2023. Charge-offs, net of recoveries, totaled $33,000 for the six months ended March 31, 2024, compared to $5,388,000 during the six months ended March 31, 2023.

Non-performing assets were $68,361,000, or 0.23% of total assets, at March 31, 2024, compared to $57,924,000, or 0.26% of total assets, at September 30, 2023. Non-accrual loans were $60,806,000 at March 31, 2024, compared to $50,422,000 at September 30, 2023. Delinquencies, as a percent of total loans, were 0.36% at March 31, 2024, compared to 0.36% at September 30, 2023.

The Company has an asset quality review function that analyzes its loan portfolio and reports the results of the review to its Board of Directors on a quarterly basis. The single-family residential, HELOC and consumer portfolios are evaluated based on their performance as a pool of loans, since no single loan is individually significant or judged by its risk rating, size or potential risk of loss. The construction, land, multi-family, commercial real estate and commercial and industrial loans are risk rated on a loan-by-loan basis to determine the relative risk inherent in specific borrowers or loans. Based on that risk rating, the loans are assigned a grade and classified as described in Note D "Loans Receivable."

The following tables provide the amortized cost of loans receivable based on risk rating categories as previously defined.

March 31, 2024	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$3,944,926	$112,984	$31,809	$—	$—	$4,089,719
Commercial real estate	3,386,918	42,394	115,572	—	—	3,544,884
Commercial & industrial	2,092,707	71,783	119,432	—	—	2,283,922
Construction	1,600,992	2,888	19,616	—	—	1,623,496
Land - acquisition & development	175,101	354	249	—	—	175,704
Total commercial loans	11,200,644	230,403	286,678	—	—	11,717,725
Consumer loans
Single-family residential	8,599,901	—	20,015	—	—	8,619,916
Construction - custom	223,290	—	87	—	—	223,377
Land - consumer lot loans	114,256	—	—	—	—	114,256
HELOC	246,814	—	491	—	—	247,305
Consumer	74,117	—	140	—	—	74,257
Total consumer loans	9,258,378	—	20,733	—	—	9,279,111
Total	$20,459,022	$230,403	$307,411	$—	$—	$20,996,836

Total grade as a % of total loans	97.44%	1.10%	1.47%	—%	—%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2023	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$2,772,538	$90,428	$23,628	$—	$—	$2,886,594
Commercial real estate	3,207,596	4,847	97,658	—	—	3,310,101
Commercial & industrial	2,164,876	6,647	143,795	—	—	2,315,318
Construction	1,818,266	—	20,670	—	—	1,838,936
Land - acquisition & development	156,390	—	271	—	—	156,661
Total commercial loans	10,119,666	101,922	286,022	—	—	10,507,610
Consumer loans
Single-family residential	6,370,936	—	18,054	—	—	6,388,990
Construction - custom	324,363	—	88	—	—	324,451
Land - consumer lot loans	124,588	—	254	—	—	124,842
HELOC	237,018	—	736	—	—	237,754
Consumer	70,098	—	12	—	—	70,110
Total consumer loans	7,127,003	—	19,144	—	—	7,146,147
Total loans	$17,246,669	$101,922	$305,166	$—	$—	$17,653,757

Total grade as a % of total gross loans	97.69%	0.58%	1.73%	—%	—%

The following tables provide information on the amortized cost of loans receivable based on borrower payment activity.

March 31, 2024	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$4,081,342	99.8%	$8,377	0.2%
Commercial real estate	3,517,862	99.2	27,022	0.8
Commercial & industrial	2,279,486	99.8	4,436	0.2
Construction	1,623,496	100.0	—	0.0
Land - acquisition & development	175,592	99.9	112	0.1
Total commercial loans	11,677,778	99.7	39,947	0.3
Consumer loans
Single-family residential	8,599,900	99.8	20,016	0.2
Construction - custom	223,289	100.0	88	—
Land - consumer lot loans	114,256	100.0	—	0.0
HELOC	246,814	99.8	491	0.2
Consumer	73,993	99.6	264	0.4
Total consumer loans	9,258,252	99.8	20,859	0.2
Total loans	$20,936,030	99.7%	$60,806	0.3%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2023	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$2,881,467	99.8%	$5,127	0.2%
Commercial real estate	3,286,666	99.3	23,435	0.7
Commercial & industrial	2,309,236	99.7	6,082	0.3
Construction	1,838,936	100.0	—	—
Land - acquisition & development	156,661	100.0	—	—
Total commercial loans	10,472,966	99.7	34,644	0.3
Consumer loans
Single-family residential	6,374,072	99.8	14,918	0.2
Construction - custom	324,363	100.0	88	—
Land - consumer lot loans	124,833	100.0	9	—
HELOC	237,018	99.7	736	0.3
Consumer	70,083	100.0	27	0.0
Total consumer loans	7,130,369	99.8	15,778	0.2
Total loans	$17,603,335	99.7%	$50,422	0.3%

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
Measured on a Recurring Basis

Available-for-Sale Securities, Loans Held for Sale and Derivative Contracts
Securities available for sale are recorded at fair value on a recurring basis. The fair value of debt securities are priced using model pricing based on the securities' relationship to other benchmark quoted prices as provided by an independent third party, and under GAAP are considered a Level 2 input method. Securities that are traded on active exchanges are measured using the closing price in an active market and are considered a Level 1 input method.
Certain loans acquired in the Merger which have been designated as held for sale were recorded at fair value to be remeasured on a recurring basis until sold. The fair value of these loans is based on observable market data including dealer quotes and bids from third parties. These are considered a Level 2 input method.
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$312,199	$—	$312,199
Asset-backed securities	—	549,463	—	549,463
Municipal bonds	—	35,061	—	35,061
Corporate debt securities	—	249,743	—	249,743
Mortgage-backed securities
Agency pass-through certificates	—	1,291,648	—	1,291,648
Total available-for-sale securities	—	2,438,114	—	2,438,114
Loans held for sale	—	2,993,658	—	2,993,658
Derivatives:
Client swap program hedges	—	63,264	—	63,264
Commercial loan fair value hedges	—	2,509	—	2,509
Mortgage loan fair value hedges	—	56,093	—	56,093
Borrowings cash flow hedges	—	154,588	—	154,588
Total financial assets	$—	$5,708,226	$—	$5,708,226

Financial Liabilities
Client swap program hedges	$—	$64,020	$—	$64,020
Total financial liabilities	$—	$64,020	$—	$64,020

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$217,053	$—	$217,053
Asset-backed securities	—	588,016		588,016
Municipal bonds	—	34,662	—	34,662
Corporate debt securities	—	242,522	—	242,522
Mortgage-backed securities
Agency pass-through certificates	—	912,844	—	912,844
Total available-for-sale securities	—	1,995,097	—	1,995,097
Client swap program hedges	—	78,797	—	78,797
Commercial loan fair value hedges	—	3,405	—	3,405
Mortgage loan fair value hedges	—	46,396	—	46,396
Borrowings cash flow hedges	—	184,373	—	184,373
Total financial assets	$—	$2,308,068	$—	$2,308,068

Financial Liabilities
Client swap program hedges	$—	$79,668	$—	$79,668
Total financial liabilities	$—	$79,668	$—	$79,668

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

When management determines that the fair value of the collateral or the REO requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the collateral dependent loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2024 included loans for which an allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at March 31, 2024 and March 31, 2023, and the total gains (losses) resulting from those fair value adjustments during the respective periods. The estimated fair value measurements are shown gross of estimated selling costs.

	March 31, 2024				Three Months Ended March 31, 2024	Six Months Ended March 31, 2024
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$781	$781	$(168)	$(325)
Real estate owned (2)	—	—	1,360	1,360	(1,875)	(1,875)
Balance at end of period	$—	$—	$2,141	$2,141	$(2,043)	$(2,200)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.

	March 31, 2023				Three Months Ended March 31, 2023	Six Months Ended March 31, 2023
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$3,313	$3,313	$(6,120)	$(6,243)
Real estate owned (2)	—	—	372	372	22	22
Balance at end of period	$—	$—	$3,685	$3,685	$(6,098)	$(6,221)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.
At March 31, 2024, there was $28,000 in foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $4,710,000.
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		March 31, 2024		September 30, 2023
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$1,505,771	$1,505,771	$980,649	$980,649
Available-for-sale securities
U.S. government and agency securities	2	312,199	312,199	217,053	217,053
Asset-backed securities	2	549,463	549,463	588,016	588,016
Municipal bonds	2	35,061	35,061	34,662	34,662
Corporate debt securities	2	249,743	249,743	242,522	242,522
Mortgage-backed securities
Agency pass-through certificates	2	1,291,648	1,291,648	912,844	912,844
Total available-for-sale securities		2,438,114	2,438,114	1,995,097	1,995,097
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	457,882	407,461	423,586	355,188
Total held-to-maturity securities		457,882	407,461	423,586	355,188

Loans receivable	3	20,795,259	20,245,348	17,476,550	16,559,758
Loans held for sale	2	2,993,658	2,993,658	—	—
FHLB stock	2	160,817	160,817	126,820	126,820
Other assets - client swap program hedges	2	63,264	63,264	78,797	78,797
Other assets - commercial fair value loan hedges	2	2,509	2,509	3,405	3,405
Other assets - mortgage loan fair value hedges	2	56,093	56,093	46,396	46,396
Other assets - borrowings cash flow hedges	2	154,588	154,588	184,373	184,373

Financial liabilities
Time deposits	2	9,000,911	9,037,254	5,305,016	5,232,689
Borrowings	2	5,345,518	5,320,188	3,650,000	3,653,229
Junior subordinated deferrable interest debentures	3	50,254	50,320	—	—
Senior Debt	2	93,729	93,373	—	—
Other liabilities - client swap program hedges	2	64,020	64,020	79,668	79,668

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Loans held for sale - The loans held for sale portfolio was recorded at fair value based on quotes or bids from third parties.
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
Junior subordinated deferrable interest debentures - The fair value of junior subordinated debentures is estimated using an income approach valuation technique. The significant unobservable input utilized in the estimation of fair value of these instruments is the credit risk adjusted spread. The credit risk adjusted spread represents the nonperformance risk of the liability, contemplating the inherent risk of the obligation. The ending carrying (fair) value of the junior subordinated debentures measured at fair value represents the estimated amount that would be paid to transfer these liabilities in an orderly transaction amongst market participants. Due to credit concerns in the capital markets and inactivity in the trust preferred markets that have limited the observability of market spreads, the Company has classified this as a Level 3 fair value measurement.
Senior Debt - The fair value of senior debt is estimated by using model pricing based on the debts relationship to other benchmark quoted pricing as provided by an independent third party and are considered a Level 2 input.
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide details about the amortized cost and fair value of available-for-sale and held-to-maturity securities.

	March 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$8,692	$5	$(7)	$8,690	5.83%
1 to 5 years	5,699	4	(264)	5,439	2.89
5 to 10 years	162,027	524	(90)	162,461	6.01
Over 10 years	135,961	37	(389)	135,609	6.32
Asset-backed securities
1 to 5 years	13,249	—	(397)	12,852	6.08
5 to 10 years	24,380	65	—	24,445	6.23
Over 10 years	513,964	1,251	(3,049)	512,166	6.30
Corporate debt securities due
Within 1 year	8,100	—	(1)	8,099	3.35
1 to 5 years	144,034	1,140	(845)	144,329	5.20
5 to 10 years	112,625	—	(15,310)	97,315	3.87
Municipal bonds due
5 to 10 years	5,705	—	(265)	5,440	3.00
Over 10 years	29,812	3	(194)	29,621	5.85
Mortgage-backed securities
Agency pass-through certificates	1,358,888	1,232	(68,472)	1,291,648	3.85
	2,523,136	4,261	(89,283)	2,438,114	4.76
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	457,882	23	(50,444)	407,461	3.17
	457,882	23	(50,444)	407,461	3.17
	$2,981,018	$4,284	$(139,727)	$2,845,575	4.47%

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

The Company purchased $214,707,000 of AFS investment securities during the six months ended March 31, 2024 and purchased $115,931,000 of AFS securities during the six months ended March 31, 2023. The Company also obtained $516,308,000 in AFS securities in the Merger. Sales of AFS securities totaled $176,402,000 during the six months ended March 31, 2024 compared to no sales during the prior year same period. The Company sold approximately $171,000,000 of AFS securities obtained in the Merger to rebalance the overall portfolio. Realized gains and losses from the sale were included in purchase accounting adjustments to reflect the acquisition date fair value as the sales took place close to the Merger date. For HTM investment securities, there were $47,670,000 in purchases during the six months ended March 31, 2024 and no purchases during the six months ended March 31, 2023. $2,570,000 of HTM securities were obtained in the Merger. There were no sales of HTM investment securities during the six months ended March 31, 2024 or March 31, 2023. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 25 years.

The Company elected to exclude AIR from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS securities, AIR totaled $11,141,000 and $8,641,000 as of March 31, 2024 and September 30, 2023, respectively. For HTM debt securities, AIR totaled $1,206,000 and $1,013,000 as of March 31, 2024 and September 30, 2023, respectively. AIR for securities is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show the gross unrealized losses and fair value of securities as of March 31, 2024 and September 30, 2023, by length of time that individual securities in each category have been in a continuous loss position. There were 253 and 231 securities with an unrealized loss as of March 31, 2024 and September 30, 2023, respectively.

March 31, 2024	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(214)	$19,779	$(15,942)	$154,496	$(16,156)	$174,275
Municipal bonds	—	—	(458)	15,059	(458)	15,059
Asset-backed securities	(485)	110,515	(3,712)	247,943	(4,197)	358,458
Mortgage-backed securities	(734)	208,696	(67,738)	719,962	(68,472)	928,658
	(1,433)	338,990	(87,850)	1,137,460	(89,283)	1,476,450
Held-to-maturity securities
Mortgage-backed securities	(2)	263	(50,442)	354,819	(50,444)	355,082
	$(1,435)	$339,253	$(138,292)	$1,492,279	$(139,727)	$1,831,532

September 30, 2023	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$—	$—	$(23,487)	$167,452	$(23,487)	$167,452
Municipal bonds due	—	—	(1,250)	14,302	(1,250)	14,302
U.S. government and agency securities	(13)	14,917	(599)	21,795	(612)	36,712
Asset-backed securities	(2,142)	86,800	(5,788)	445,454	(7,930)	532,254
Mortgage-backed securities	(2,030)	142,235	(91,120)	744,010	(93,150)	886,245
	(4,185)	243,952	(122,244)	1,393,013	(126,429)	1,636,965
Held-to-maturity securities
Mortgage-backed securities	(15)	1,424	(68,383)	353,764	(68,398)	355,188
	$(4,200)	$245,376	$(190,627)	$1,746,777	$(194,827)	$1,992,153

The decline in fair value since purchase is attributable to changes in interest rates. Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2024 or September 30, 2023. The Company does not consider AFS or HTM investments to have any credit impairment.

The Company does not believe that the AFS debt securities that were in an unrealized loss position have any credit loss impairment as of March 31, 2024 or September 30, 2023. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is more likely than not the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. AFS debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Corporate debt securities and municipal bonds are considered to have an issuer of high credit quality and the decline in fair value is due to changes in interest rates and other market conditions. The

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

issuer continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

NOTE G – Derivatives and Hedging Activities

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at March 31, 2024 and September 30, 2023.

March 31, 2024	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$938,116	$63,264	Other liabilities	$938,116	$64,020
Commercial loan fair value hedges	Other assets	37,042	2,509	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	3,070,000	56,093	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	1,000,000	154,588	Other liabilities	—	—
		$5,045,158	$276,454		$938,116	$64,020

September 30, 2023	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$806,744	$78,797	Other liabilities	$806,744	$79,668
Commercial loan fair value hedges	Other assets	39,661	3,405	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	670,000	46,396	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	1,000,000	184,373	Other liabilities	—	—
		$2,516,405	$312,971		$806,744	$79,668

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

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following tables present the impact of fair value hedge accounting on the carrying value of the hedged items at March 31, 2024 and September 30, 2023.

(In thousands)	March 31, 2024
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$8,040,874	$(39,639)
	$8,040,874	$(39,639)

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are a portfolio layer expected to be remaining at the end of the hedging relationships. At March 31, 2024, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $8,006,330,000, the cumulative basis adjustment associated with the hedging relationships was $(37,192,000), and the amount of the designated hedged items was $3,070,000,000.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At March 31, 2024, the amortized cost basis of the hedged commercial loans was $34,544,000 and the cumulative basis adjustment associated with the hedging relationships was $(2,447,000).

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

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. As of March 31, 2024, the maturities for hedges of adjustable-rate borrowings ranged from one year to six years, with the weighted average being 5.0 years.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the impact of derivative instruments (cash flow hedges on borrowings) on AOCI for the periods presented.

(In thousands)	Three Months Ended March 31,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2024	2023
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$10,742	$(21,972)
Total pre-tax gain/(loss) recognized in AOCI	$10,742	$(21,972)

(In thousands)	Six Months Ended March 31,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2024	2023
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$(29,785)	$(28,778)
Total pre-tax gain/(loss) recognized in AOCI	$(29,785)	$(28,778)

The following tables present the gain (loss) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the periods presented.

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$274,341	$(44,065)	$222,957	$(28,185)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$8,517		$4,237
Recognized on derivatives	15,515		(6,608)
Recognized on hedged items	(16,385)		6,696
Net income/(expense) recognized on fair value hedges	$7,647		$4,325

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$11,714		$9,457
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		—
Net income/(expense) recognized on cash flow hedges		$11,714		$9,457

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended March 31, 2024		Six Months Ended March 31, 2023
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$520,133	$(82,003)	$426,903	$(47,159)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$14,010		$7,404
Recognized on derivatives	(9,981)		(9,457)
Recognized on hedged items	9,225		9,828
Net income/(expense) recognized on fair value hedges	$13,254		$7,775

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$23,561		$16,731
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		—
Net income/(expense) recognized on cash flow hedges		$23,561		$16,731

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. The impact to the statement of operations was an increase in other income of $114,000 for the six months ended March 31, 2024 and an increase of $26,000 for the six months ended March 31, 2023.

The following tables present the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Three Months Ended March 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2024	2023
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$11,014	$(11,143)
Receive fixed/pay floating swap	Other noninterest income	(11,008)	11,169
		$6	$26

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Six Months Ended March 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2024	2023
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(17,695)	$(15,021)
Receive fixed/pay floating swap	Other noninterest income	17,809	15,047
		$114	$26

NOTE H – Revenue from Contracts with Customers

Since net interest income on financial assets and liabilities is outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), a significant majority of Company revenues are not subject to that guidance.

Revenue streams that are within the scope of ASC 606 are presented within non-interest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the new guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. In scope revenue streams represented approximately 3.5% of Company total revenue for the six months ended March 31, 2024, compared to 4.0% for the six months ended March 31, 2023. As this standard is immaterial to the consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of non-interest income within the scope of the guidance include the following:

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
Financial Instruments with Off-Balance Sheet Risk - The only material off-balance-sheet credit exposures are unfunded loan commitments, which had a combined balance of $3,859,416,000 and $3,625,333,000 at March 31, 2024 and September 30,

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2023, respectively. The reserve was $23,500,000 as of March 31, 2024, which is a decrease from $24,500,000 at September 30, 2023. See Note A "Summary of Significant Accounting Policies" for details regarding the reserve methodology.

Legal Proceedings - The Company and its subsidiaries are from time-to-time defendants in and are threatened with various legal proceedings arising from regular business activities. Management, after consulting with legal counsel, is of the opinion that the ultimate liability, if any, resulting from these pending or threatened actions and proceedings will not have a material effect on the financial statements of the Company.

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
•risks related to the Company's integration of the operations of Luther Burbank Corporation;
•impacts of the merger with Luther Burbank Corporation;
•risks related to the sale of loans designated as held for sale, including the expected benefits to the Company's financial performance and effect on future earnings per share;
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

On February 29, 2024, WaFd, Inc. closed its previously announced merger with Luther Burbank Corporation ("Luther Burbank" or "LBC"), a California corporation, effective as of 12:00am on March 1, 2024. Pursuant to the Merger Agreement, at the Effective Time Luther Burbank merged with and into the Company (the “Corporate Merger”), with the Company surviving the Corporate Merger. Promptly following the Corporate Merger, Luther Burbank’s wholly-owned bank subsidiary, Luther Burbank Savings, merged with and into WaFd Bank with WaFd Bank as the surviving institution (the “Bank Merger”). The Corporate Merger and the Bank Merger are collectively referred to in this Current Report on Form 10-Q as the “Merger.” The merger added approximately $7.7 billion of LBC assets at fair value to the Company's balance sheet, and the Company assumed $50,175,000 in floating rate junior subordinated debentures, due June 2036 and June 2037, and $93,514,000 in 6.5% senior unsecured term notes maturing September 30, 2024. The Merger expanded WaFd Bank's footprint to nine western states with the addition of ten California branches of Luther Burbank.

The Corporate Merger was accounted for using the acquisition method of accounting and was effectively an all-stock transaction accounted for as a business combination. As a result of the Merger, the Company's financials as of March 31, 2024 reflect the newly combined entity, and the activity for the quarter then ended includes one month of LBC-related activity. Given this, the Company's financial results for the second fiscal quarter of 2024 may not be directly comparable to prior reported periods.

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

INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of transaction and savings accounts is 58% of total deposits as of March 31, 2024 while the composition of the investment securities portfolio is 52% variable and 48% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $457,882,000 of mortgage-backed securities that it has designated as HTM and are carried at amortized cost. As of March 31, 2024, the net unrealized loss on these securities was $50,421,000. The Company has $2,438,114,000 of AFS securities that are carried at fair value. As of March 31, 2024, the net unrealized loss on these securities was $85,022,000. The Company has executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized gain on these interest rate swaps as of March 31, 2024 was $154,588,000. All of the above are pre-tax net unrealized gains or losses.

The Company relies on various measures of interest rate risk, including an asset/liability analysis, modeling of changes in forecasted net interest income under various rate change scenarios, and the impact of interest rate changes on the net portfolio value (“NPV”) of the Company.

WAFD, INC. AND SUBSIDIARIES
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

As of March 31, 2024, in the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would increase by 9.3% in the next year. This compares to an estimated decrease of 2.0% as of the September 30, 2023 analysis. The current results reflect the assumed redeployment of the funds received from the loans held for sale balance. Further, a flattening yield curve where the spread between short-term and long-term rates decreases would likely result in lower net interest income and vice versa for a steepening yield curve. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long-term rates over two years would result in a net interest income increase of 3.1% in the first year and increase of 8.1% in the second year assuming a constant balance sheet and no management intervention. Alternatively, in the event of an immediate and parallel decrease of 100 basis points in both short and long-term interest rates, the model estimates that net interest income would decrease by 0.16%.

NPV Sensitivity - NPV is an estimate of the market value of shareholders' equity. NPV is calculated as the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of NPV to changes in interest rates provides a view of interest rate risk as it incorporates all future expected cash flows. As of March 31, 2024, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decrease by $609,000,000 or 19.14% and the NPV to total assets ratio to decline to 9.22% from a base of 10.90%. As of September 30, 2023, the NPV in the event of a 200 basis point increase in rates was estimated to decrease by $723,000,000 or 27.41% and the NPV to total assets ratio to decline to 9.50% from a base of 12.40%. The change in the sensitivity of the NPV ratio to this assumed change in interest rates is primarily due to the flattening of the yield curve and changes in balance sheet mix during the six months ended March 31, 2024. Prepayment speeds continue to be low at March 31, 2024 with the Bank's conditional payment rate ("CPR") for single family mortgages at 4.80%, down from 5.80% the year before.

As of March 31, 2024, in the event of an immediate and parallel decrease of 100 basis points in interest rates is estimated to increase NPV by $114,000,000 or 3.60% and the NPV to total assets ratio to grow to 11.12% from a base of 10.90%.
Net Interest Margin - Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin was 2.73% for the quarter ended March 31, 2024 compared to 3.51% for the quarter ended March 31, 2023. The yield on interest-earning assets increased 38 basis points to 5.50% and the cost of interest-bearing liabilities increased 129 basis points to 3.32% over that same period. The higher yield on interest-earning assets was primarily due to the impact of rising rates on adjustable-rate assets and cash. The higher rate in interest-bearing liabilities resulted primarily from customer deposits repricing and higher rates on borrowings.

WAFD, INC. AND SUBSIDIARIES
The following table sets forth the information explaining the changes in the net interest margin for the period indicated compared to the same period one year ago.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$19,696,515	$274,341	5.60%	$17,097,130	$222,957	5.29%
Mortgage-backed securities	1,470,581	12,905	3.53	1,355,403	10,422	3.12
Cash & Investments	2,020,460	28,901	5.75	1,657,027	19,786	4.84
FHLB stock	138,452	2,679	7.78	139,484	2,181	6.34
Total interest-earning assets	23,326,008	318,826	5.50%	20,249,044	255,346	5.11%
Other assets	1,581,368			1,491,981
Total assets	$24,907,376			$21,741,025

Liabilities and Equity
Interest-bearing customer accounts	$15,080,002	$116,164	3.10%	$12,746,827	$52,123	1.66%
Borrowings	4,323,454	44,065	4.10	3,235,278	27,659	3.47
Total interest-bearing liabilities	19,403,456	160,229	3.32%	16,028,772	80,308	2.03%
Noninterest-bearing customer accounts	2,536,757			3,046,867
Other liabilities	328,680			290,702
Total liabilities	22,268,893			19,366,341
Shareholders' equity	2,638,483			2,374,684
Total liabilities and equity	$24,907,376			$21,741,025
Net interest income/interest rate spread		$158,597	2.18%		$175,038	3.08%
Net interest margin (NIM)			2.73%			3.51%

WAFD, INC. AND SUBSIDIARIES

	Six Months Ended March 31, 2024			Six Months Ended March 31, 2023
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$18,609,321	$520,133	5.59%	$16,835,843	$426,903	5.09%
Mortgage-backed securities	1,403,513	24,171	3.44	1,362,154	21,035	3.10
Cash & Investments	1,935,418	56,255	5.81	1,624,258	37,272	4.60
FHLB stock	131,196	5,113	7.79	128,573	3,555	5.55
Total interest-earning assets	22,079,448	605,672	5.49%	19,950,828	488,765	4.91%
Other assets	1,558,068			1,496,485
Total assets	$23,637,516			$21,447,313

Liabilities and Equity
Interest-bearing customer accounts	$14,159,221	$212,835	3.01%	$12,678,483	$83,769	1.33%
Borrowings	4,019,177	82,003	4.08	2,985,577	47,159	3.17
Total interest-bearing liabilities	18,178,398	294,838	3.24%	15,664,060	130,928	1.68%
Noninterest-bearing customer accounts	2,596,192			3,147,155
Other liabilities	320,416			297,546
Total liabilities	21,095,006			19,108,761
Shareholders' equity	2,542,510			2,338,552
Total liabilities and equity	$23,637,516			$21,447,313
Net interest income/interest rate spread		$310,834	2.24%		$357,837	3.24%
Net interest margin (NIM)			2.81%			3.60%
As of March 31, 2024, total assets had increased by $7,665,613,000 to $30,140,288,000 from $22,474,675,000 at September 30, 2023 primarily due to the addition of $7,676,343,000 of LBC assets at fair value in connection with the Merger. During the six months ended March 31, 2024, loans receivable increased $3,318,709,000 and FHLB stock increased by $33,997,000 while cash and cash equivalents increased by $525,122,000 and investment securities increased by $477,313,000.
Cash and cash equivalents of $1,505,771,000 and shareholders’ equity of $2,921,906,000 as of March 31, 2024 provide management with flexibility in managing interest rate risk going forward.

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
The Bank has a credit line with the FHLB - DM of up to 45% of total assets depending on specific collateral eligibility. This line provides the Bank a substantial source of additional liquidity. The Bank has entered into borrowing agreements with the FHLB - DM to borrow funds under a short-term floating rate cash management advance program and fixed-rate term loan agreements. All borrowings are secured by stock of the FHLB - DM, deposits with the FHLB - DM, and a blanket pledge of qualifying loans receivable. The Bank also has a credit line with the FHLB - SF in support of LBC borrowings from the FHLB - SF, but the Bank is unable to take down new advances against this line. The FHLB - SF credit line is secured by a line-item pledge of single-family residential mortgages that are specifically identified.
To ensure ample contingent liquidity the Bank participates in the FRB of San Francisco Borrower-in-Custody program which collateralizes primary credit borrowings and serves as a backstop for the FHLB - DM credit line. Due to differing program requirements between the FHLB - DM and FRB of San Francisco, participating in both increases the amount of eligible collateral that may be pledged in support of contingent liquidity needs. The Bank is also eligible to borrow under the Federal

WAFD, INC. AND SUBSIDIARIES
Reserve Bank's primary credit program. The Bank elected to utilize the Federal Reserve's Bank Term Funding Program ("BTFP") to leverage its highly favorable terms to fortify the Bank's liquidity position. These borrowings are repayable at any time without penalty and are currently the lowest cost funding source available. The Federal Reserve ceased making new BTFP loans on March 11, 2024.
The Company has classified a portion of the LBC multi-family portfolio as held-for-sale and has engaged a third party to facilitate this process. The Company is currently working through the bidding process. The cash proceeds from the sale will provide substantial additional liquidity that can be used to reduce debt and originate loans.
Customer accounts balances increased by $5,269,444,000, or 32.8%, to $21,339,773,000 at March 31, 2024 compared with $16,070,329,000 at September 30, 2023. This increase the result of the addition of $5,640,440,000 of LBC accounts in connection with the Merger. Total borrowings were $5,345,518,000 as of March 31, 2024 an increase from $3,650,000,000 at September 30, 2023. The increase in borrowings was also due to the Merger which added $1,432,138,000 in LBC balances.
The Company's cash and cash equivalents totaled $1,505,771,000 at March 31, 2024, an increase from $980,649,000 at September 30, 2023. These amounts include the Bank's operating cash and $627,403,000 in cash obtained in the Merger.
The Company’s shareholders' equity at March 31, 2024 was $2,921,906,000, or 9.69% of total assets. This is an increase of $495,480,000 from September 30, 2023 when shareholders' equity was $2,426,426,000, or 10.80% of total assets. The Company’s shareholders' equity was impacted in the six months ended March 31, 2024 by the stock consideration paid in the Merger of $465,504,000, net income of $74,341,000, the payment of $32,472,000 in common stock dividends, payment of $7,312,000 in preferred stock dividends, treasury stock purchases of $17,304,000, as well as other comprehensive income of $5,014,000. The ratio of tangible capital to tangible assets at March 31, 2024 was 8.31%. Management believes the Company's strong equity position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

WAFD, INC. AND SUBSIDIARIES
As of March 31, 2024 and September 30, 2023, the Company and the Bank met all capital adequacy requirements to which they are subject, and the Bank's regulators categorized it as well capitalized under the regulatory framework for prompt corrective action.

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

March 31, 2024
Common Equity Tier I risk-based capital ratio:
The Company	$2,074,332	10.07%	4.50%	NA
The Bank	2,427,110	11.78%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	2,374,332	11.52%	6.00%	NA
The Bank	2,427,110	11.78%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,649,878	12.86%	8.00%	NA
The Bank	2,652,187	12.87%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	2,374,332	9.68%	4.00%	NA
The Bank	2,427,110	9.91%	4.00%	5.00%

September 30, 2023
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,769,170	10.37%	4.50%	NA
The Bank	1,982,943	11.63%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	2,069,170	12.12%	6.00%	NA
The Bank	1,982,943	11.63%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,270,877	13.31%	8.00%	NA
The Bank	2,184,650	12.81%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	2,069,170	9.39%	4.00%	NA
The Bank	1,982,943	9.10%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents - Cash and cash equivalents were $1,505,771,000 at March 31, 2024, an increase of $525,122,000, or 53.5%, since September 30, 2023. This increase reflects cash received from LBC as a result of the Merger offset by lending and outflows on customer accounts.

Available-for-sale and held-to-maturity investment securities - AFS securities increased $443,017,000, or 22.2%, during the six months ended March 31, 2024, mostly due to the addition of LBC's AFS investments. During this time the Bank also had securities purchases of $214,707,000 and unrealized gains during the period of $2,244,000 offset by principal repayments and maturities of $150,666,000. During the same period, the balance of HTM securities increased by $34,296,000 primarily due to the purchase of $47,670,000 of HTM securities. There were also principal pay-downs and maturities of $15,800,000 during the period. As of March 31, 2024, the Company had a total net unrealized loss on AFS securities of $85,022,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

WAFD, INC. AND SUBSIDIARIES

Substantially all of the Company’s HTM and AFS debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The Company did not record an allowance for credit losses for HTM securities as of March 31, 2024 or September 30, 2023 as the investment portfolio consists primarily of U.S. government agency mortgage-backed securities that management deems to have immaterial risk of loss. The impact going forward will depend on the composition, characteristics, and credit quality of the securities portfolios as well as the economic conditions at future reporting periods. The Company does not believe that any of its AFS debt securities had credit loss impairment as of March 31, 2024 or September 30, 2023, therefore, no allowance was recorded.

Loans receivable - Loans receivable, net of related contra accounts, increased by $3,318,709,000 to $20,795,259,000 at March 31, 2024, compared to $17,476,550,000 at September 30, 2023. The increase was primarily the addition of loans obtained in the Merger. Additionally, the balance reflects originations of $1,697,179,000, a decrease to loans-in-process of $212,544,000, and principal repayments of $2,136,858,000. Commercial loan originations accounted for 76% of total originations and consumer loan originations were 24% during the six months ended March 31, 2024. The Company continues to focus on commercial lending and growing operations in all major markets in which we operate.
The following table shows the loan portfolio by category and the change.

	March 31, 2024		September 30, 2023		Change
	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$4,173,375	18.5%	$2,907,086	14.8%	$1,266,289	43.6%
Commercial real estate	3,570,790	15.8	3,344,959	17.0	225,831	6.8
Commercial & industrial	2,290,452	10.1	2,321,717	11.8	(31,265)	(1.3)
Construction	2,631,783	11.6	3,318,994	16.9	(687,211)	(20.7)
Land - acquisition & development	215,831	1.0	201,538	1.0	14,293	7.1
Total commercial loans	12,882,231	57.0	12,094,294	61.6	787,937	6.5
Consumer loans
Single-family residential	8,816,039	39.0	6,451,270	32.8	2,364,769	36.7
Construction - custom	466,740	2.1	672,643	3.4	(205,903)	(30.6)
Land - consumer lot loans	115,022	0.5	125,723	0.6	(10,701)	(8.5)
HELOC	243,852	1.1	234,410	1.2	9,442	4.0
Consumer	74,269	0.3	70,164	0.4	4,105	5.9
Total consumer loans	9,715,922	43.0	7,554,210	38.4	2,161,712	28.6
Total gross loans	22,598,153	100%	19,648,504	100%	2,949,649	15.0
Less:
Allowance for credit losses on loans	201,577		177,207		24,370	13.8
Loans in process	1,303,978		1,895,940		(591,962)	(31.2)
Net deferred fees, costs and discounts	297,339		98,807		198,532	200.9
Total loan contra accounts	1,802,894		2,171,954		(369,060)	(17.0)
Net loans	$20,795,259		$17,476,550		$3,318,709	19.0%

Non-performing assets - Non-performing assets increased $10,437,000 during the six months ended March 31, 2024 to $68,361,000 from $57,924,000 at September 30, 2023. The change is primarily due to a $13,487,000 increase in non-accrual loans acquired in the Merger. Given that the overall assets grew with the Merger, non-performing assets as a percentage of total assets was 0.23% at March 31, 2024 compared to 0.26% at September 30, 2023.

WAFD, INC. AND SUBSIDIARIES
The following table sets forth information regarding non-performing assets.

	March 31, 2024		September 30, 2023
	($ in thousands)
Non-accrual loans:
Multi - family	$8,377	13.8%	$5,127	10.2%
Commercial real estate	27,022	44.4	23,435	46.5
Commercial & industrial	4,436	7.3	6,082	12.1
Construction	—	—	—	—
Land - acquisition & development	112	0.2	—	—
Single-family residential	20,016	32.9	14,918	29.6
Construction - custom	88	0.2	88	0.2
Land - consumer lot loans	—	—	9	—
HELOC	491	0.8	736	1.5
Consumer	264	0.4	27	0.1
Total non-accrual loans	60,806	100%	50,422	100%
Real estate owned	4,245		4,149
Other property owned	3,310		3,353
Total non-performing assets	$68,361		$57,924
Total non-performing assets and performing restructured loans as a percentage of total assets	0.23%		0.26%

For the six months ended March 31, 2024, the Company recognized $435,000 in interest income on cash payments received from borrowers on non-accrual loans. Recognized interest income on loans for the six months ended March 31, 2024 was lower than what otherwise would have been recognized in the period due to the collection of past due amounts. The Company would have recognized interest income of $1,347,000 for the same period had these loans performed according to their original contract terms. In addition to the non-accrual loans reflected in the above table, the Company had $259,164,000 of loans that were less than 90 days delinquent at March 31, 2024 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs as a percent of total assets would have increased to 1.09% at March 31, 2024.

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

Allowance for credit losses - The following table shows the composition of the Company’s allowance for credit losses.

WAFD, INC. AND SUBSIDIARIES

	March 31, 2024		September 30, 2023		Change
Allowance for credit losses:	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$21,979	10.9%	13,155	7.4%	$8,824	67.1%
Commercial real estate	32,991	16.4	28,842	16.3	4,149	14.4
Commercial & industrial	59,261	29.4	58,773	33.2	488	0.8
Construction	27,317	13.5	29,408	16.6	(2,091)	(7.1)
Land - acquisition & development	7,865	3.9	7,016	4.0	849	12.1
Total commercial loans	149,413	74.1	137,194	77.4	12,219	8.9
Consumer loans
Single-family residential	41,054	20.4	28,029	15.8	13,025	46.5
Construction - custom	1,918	0.9	2,781	1.6	(863)	(31.0)
Land - consumer lot loans	3,214	1.6	3,512	2.0	(298)	(8.5)
HELOC	2,974	1.5	2,859	1.6	115	4.0
Consumer	3,004	1.5	2,832	1.6	172	6.1
Total consumer loans	52,164	25.9	40,013	22.6	12,151	30.4
Total allowance for loan losses	201,577	100.0%	177,207	100.0%	24,370	13.8
Reserve for unfunded commitments	23,500		22,500		1,000	4.4
Total allowance for credit losses	$225,077		$199,707		$25,370	12.7%
Management believes the allowance for credit losses of $225,077,000, or 1.00% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E and Note I for further details of the allowance for loan losses and reserve for unfunded commitments as of and for the period ended March 31, 2024 and September 30, 2023.

Real estate owned ("REO") - REO increased during the six months ended March 31, 2024 by $96,000 to $4,245,000. The increase was due to the addition of former branch properties for sale offset by existing REO sales.

Intangible assets - Intangible assets increased to $453,539,000 as of March 31, 2024 from $310,619,000 as of September 30, 2023 primarily as the result of the Merger. The increase included goodwill of $106,276,000 and core deposit intangibles of $37,462,000.

Customer accounts - Customer accounts increased $5,269,444,000, or 32.8%, to $21,339,773,000 at March 31, 2024 compared with $16,070,329,000 at September 30, 2023 due to the addition of $5,640,440,000 in deposits obtained in the Merger. Transaction accounts increased by $1,573,549,000 or 14.6% during that period, while time deposits increased $3,695,895,000 or 69.7% as 66% of the LBC customer accounts were time deposits.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	March 31, 2024			September 30, 2023
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$2,482,010	11.6%	—%	$2,706,448	16.8%	—%
Interest checking	4,579,413	21.6	3.09	3,882,715	24.2	2.28
Savings	771,260	3.6	0.27	817,547	5.1	0.21
Money market	4,506,179	21.1	2.21	3,358,603	20.9	1.48
Time deposits	9,000,911	42.1	4.21	5,305,016	33.0	3.77
Total	$21,339,773	100%	2.92%	$16,070,329	100%	2.12%

WAFD, INC. AND SUBSIDIARIES
Borrowings - Total FHLB and FRB borrowings were $5,345,518,000 as of March 31, 2024 an increase from $3,650,000,000 as of September 30, 2023. This increase was driven by the additional $1,432,138,000 of FHLB and FRB borrowings assumed in connection with the Merger. The company also assumed additional LBC debt in the form of $50,175,000 in floating rate junior subordinated debentures, due June 2036 and June 2037, and $93,514,000 in 6.5% senior unsecured term notes maturing September 30, 2024. The weighted average rate of the combined combined borrowings and debt was 4.48% as of March 31, 2024 and 3.98% at September 30, 2023.

Shareholders' equity - The Company’s shareholders' equity at March 31, 2024 was $2,921,906,000, or 9.69% of total assets. This is an increase of $495,480,000 from September 30, 2023 when shareholders' equity was $2,426,426,000, or 10.80% of total assets. The Company’s shareholders' equity was impacted in the six months ended March 31, 2024 by the stock consideration paid in the Merger of $465,504,000, net income of $74,341,000, the payment of $32,472,000 in common stock dividends, payment of $7,312,000 in preferred stock dividends, treasury stock purchases of $17,304,000, as well as changes in other comprehensive income of $5,014,000.

RESULTS OF OPERATIONS

Net Income - The Company recorded net income of $15,888,000 for the three months ended March 31, 2024 compared to $65,934,000 for the prior year quarter, a decrease of 75.90%. The Company recorded net income of $74,341,000 for the six months ended March 31, 2024 compared to $145,443,000 for the prior year same period. The changes are due to the factors described below.
Net Interest Income - For the three months ended March 31, 2024, net interest income was $158,597,000, which is a decline of $16,441,000, or 9.39%, compared with the same quarter of the prior year. Net interest margin was 2.73% for the quarter ended March 31, 2024 compared to 3.51% for the quarter ended March 31, 2023. The decrease in net interest income is largely due to rising deposit costs. The average rate earned on interest-earning assets grew by 38 basis points to 5.50% while the average rate paid on interest-bearing liabilities increased by 129 basis points to 3.32%. Additionally, average interest-earning assets increased by $3,076,964,000 from the same quarter last year while average interest-bearing liabilities increased by $3,374,684,000. For the six months ended March 31, 2024, net interest income was $310,834,000, which is a decline of $47,003,000 from the same period of the prior year. Net interest margin was 2.81% for the six months ended March 31, 2024 compared to 3.60% for the prior year same period.

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
Rate / Volume Analysis:

	Comparison of Three Months Ended 3/31/24 and 3/31/23			Comparison of Six Months Ended 3/31/24 and 3/31/23
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans receivable	$37,082	$14,302	$51,384	$48,258	$44,972	$93,230
Mortgage-backed securities	974	1,509	2,483	680	2,456	3,136
Investments[1]	5,007	4,606	9,613	8,161	12,380	20,541
All interest-earning assets	43,063	20,417	63,480	57,099	59,808	116,907
Interest expense:
Customer accounts	11,123	52,918	64,041	10,865	118,201	129,066
Borrowings	10,231	5,649	15,880	19,065	15,779	34,844
All interest-bearing liabilities	21,354	58,567	79,921	29,930	133,980	163,910
Change in net interest income	$21,709	$(38,150)	$(16,441)	$27,169	$(74,172)	$(47,003)
___________________
1Includes interest on cash equivalents and dividends on FHLB stock.

WAFD, INC. AND SUBSIDIARIES
Provision for Credit Losses - The Company recorded a $16,000,000 provision for credit losses for the three months ended March 31, 2024, compared with a provision for credit losses of $3,500,000 for the three months ended March 31, 2023. The provision in the three months ended March 31, 2024 was largely the initial ACL recorded on the acquired LBC loan portfolio as the WaFd legacy portfolio was stable in both balance and credit quality. The Company recorded a $16,000,000 provision for credit losses for the six months ended March 31, 2024, compared with a provision for credit losses of $6,000,000 for the six months ended March 31, 2023. Charge-offs, net of recoveries, totaled $146,000 for the three months ended March 31, 2024, compared to $5,877,000 during the three months ended March 31, 2023. Charge-offs, net of recoveries, totaled $33,000 for the six months ended March 31, 2024, compared to $5,388,000 during the six months ended March 31, 2023.
Other Income - The three months ended March 31, 2024 results include total other income of $13,392,000 compared to $10,072,000 for the same period one year ago, a $3,320,000 increase. The increase is primarily due to decreased losses on certain equity method investments, increases in WAFD Insurance Group commissions and overall fee increases as a result of the Merger. The six months ended March 31, 2024 results include total other income of $27,559,000 compared to $24,096,000 for the same period one year ago, a $3,463,000 increase. The increase is primarily due to the items described above.

Other Expense - Total other expense was $133,712,000 for the three months ended March 31, 2024, an increase of $36,831,000 from $96,881,000 for the prior year quarter. Compensation expense increased as a result of $19,000,000 in merger-related retention, severance and change-in-control expenses combined with a larger post-merger workforce. FDIC premiums increased $3,900,000 compared to the same period last year and included $1,800,000 related to an FDIC special assessment. Miscellaneous other expense also increased by $10,900,000 compared to the same quarter in the prior year due to $5,900,00 in merger-related expenses combined with a $2,000,000 charitable donation and legal and compliance related accruals. Total other expense for the three months ended March 31, 2024 and March 31, 2023 equaled 2.15% and 1.78%, respectively, of average assets. Total other expense was $230,252,000 for the six months ended March 31, 2024, an increase of $41,093,000 from $189,159,000 for the prior year same period. Total other expense for the six months ended March 31, 2024 and March 31, 2023 equaled 1.95% and 1.76%, respectively, of average assets.

Gain (Loss) on Real Estate Owned - Results for the three months ended March 31, 2024 include a net loss on REO of $1,315,000, compared to a net loss of $199,000 for the prior year quarter. The loss during the three months ended March 31, 2024 was due to property sales at less than carrying value for a former branch property held for sale. Results for the six months ended March 31, 2024 include a net gain on REO of $511,000, compared to a net loss of $311,000 for the prior year same period.

Income Tax Expense - Income tax expense totaled $5,074,000 for the three months ended March 31, 2024, compared to $18,596,000 for the prior year quarter. The effective tax rate was 24.21% and 22.00% for the three months ended March 31, 2024 and March 31, 2023, respectively. Income tax expense totaled $18,311,000 for the six months ended March 31, 2024, compared to $41,020,000 for the prior year same period. The effective tax rate was 19.76% and 22.00% for the six months ended March 31, 2024 and March 31, 2023, respectively. The Company’s effective tax rate varies from the statutory rate mainly due to state taxes, tax-exempt income, tax-credit investments miscellaneous non-deductible expenses and discrete tax adjustments for prior periods.

Item 3.                Quantitative and Qualitative Disclosures About Market Risk
See Interest Rate Risk under Management's Discussion and Analysis of Financial Condition and Results of Operations and the sections referenced there in for quantitative and qualitative disclosures about market risk. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2023 Form 10-K.

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

WAFD, INC. AND SUBSIDIARIES

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

Combining Luther Burbank with the Company may prove more difficult, costly or time consuming than expected, and the anticipated benefits and cost savings of the merger may not be realized.

The Merger with Luther Burbank involves the integration of two companies that have previously operated independently, and involves numerous operational, strategic, financial, accounting, legal and other functions that must be integrated. The ultimate success of the Merger will depend, in part, on our ability to realize the anticipated cost savings from combining the businesses of WaFd and Luther Burbank. To realize the anticipated benefits and cost savings from the merger, we must successfully integrate Luther Burbank’s operations with ours in a manner that permits those cost savings to be realized, without adversely affecting current revenues and future growth. Difficulties in integrating Luther Burbank may result in the combined company performing differently than expected, in operational challenges or in the failure to realize these anticipated cost savings. If the cost of integration takes longer or is more costly than projected, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

A failure to sell loans designated as held for sale could adversely impact the Company's financial performance and earnings per share.

We have identified a portion of the LBC multi-family loan portfolio as held-for-sale. Our successful sale of these loans will be subject to a number of contingencies, including the buyers completion of customary due diligence and the negotiation and execution of definitive agreements. Our ability to successfully close on a sale of these loans may also be affected by market conditions outside our control, including continued fluctuations in interest rates, deteriorating economic conditions or declines in the real estate market, If we are unable to complete the sale of these loans, the sale of these loans is substantially delayed, or the purchase price is significantly lower than our estimates, these anticipated benefits of the sale may not be realized could have an adverse effect on our revenues, expenses and operating results, which may adversely affect the value of our common stock.

Our entry into California may present increased risk that may adversely impact our business, prospects and financial condition.
The Merger will result in the Bank’s initial entry into the state of California, where we have no operating experience. Although we have retained a number of Luther Burbank’s lending and business development officers with experience in the California market, we are new to this market area, and we may not be successful in retaining those existing employees. The banking and financial services business in California is highly competitive. The entry of the Bank into California presents us with different competitive conditions, and we will be required to compete for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers in California. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Company. As a result, there can be no assurance that we will be able to compete effectively in California, and if we are unable to compete effectively in California, the benefits we were anticipating from the Merger may not be fully achieved, and our results of operations and financial conditions could be materially and adversely affected.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

WAFD, INC. AND SUBSIDIARIES
The following table provides information with respect to purchases of Common Stock made by or on behalf of the Company of the Company’s common stock during the three months ended March 31, 2024 under the Company's stock repurchase plan.

	Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[1]	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2024 to January 31, 2024	3,996	$31.94	—	1,857,294
February 1, 2024 to February 29, 2024	2,149	28.89	—	1,855,145
March 1, 2024 to March 31, 2024	1,692	28.58	—	1,853,453
Total	7,837	$30.38	—	1,853,453
1The Company's stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 76,956,264 shares were authorized for repurchase. This includes the 10,000,000 additional shares authorized by the Board of Directors on January 26, 2021.

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

WAFD, INC. AND SUBSIDIARIES
Item 6.                Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer *
	31.2	Section 302 Certification by the Chief Financial Officer *
	32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer *
	101	Financial Statements from the Company’s Form 10-Q for the three and six months ended March 31, 2024 formatted in iXBRL *
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *
* Filed herewith

WAFD, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2024	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL President & Chief Executive Officer

May 3, 2024	/S/ KELLI J. HOLZ
KELLI J. HOLZ Executive Vice President and Chief Financial Officer

May 3, 2024	/S/ BLAYNE A. SANDEN
BLAYNE A. SANDEN Senior Vice President and Principal Accounting Officer