Form 10-Q
period 2024-06-30
WAFD INC
filed 2024-08-02
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

The registrant had outstanding 81,219,315 shares of common stock as of July 31, 2024.

WAFD, INC. AND SUBSIDIARIES

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

PART I - FINANCIAL INFORMATION
Item 1. Financial statements

	June 30, 2024	September 30, 2023
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$2,492,504	$980,649
Available-for-sale securities, at fair value	2,428,769	1,995,097
Held-to-maturity securities, at amortized cost	447,638	423,586
Loans receivable, net of allowance for loan losses of $203,824 and $177,207	20,873,919	17,476,550
Loans held for sale	468,527	—
Interest receivable	103,410	87,003
Premises and equipment, net	244,529	237,011
Real estate owned	4,209	4,149
FHLB stock	107,282	126,820
Bank owned life insurance	265,819	242,919
Intangible assets, including goodwill of $412,213 and $304,750	452,255	310,619
Federal and state income tax assets, net	129,044	8,479
Other assets	562,895	581,793
	$28,580,800	$22,474,675
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$11,929,005	$10,765,313
Time deposit accounts	9,255,760	5,305,016
	21,184,765	16,070,329
Borrowings	3,934,514	3,650,000
Junior subordinated deferrable debentures	50,485	—
Senior debt
$95,000 face amount, 6.5% interest rate, due September 30, 2024	94,361	—
Advance payments by borrowers for taxes and insurance	38,898	52,550
Accrued expenses and other liabilities	319,438	275,370
	25,622,461	20,048,249
Commitments and contingencies (see Note I)
Shareholders’ equity
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 300,000 and 300,000 shares issued; 300,000 and 300,000 shares outstanding	300,000	300,000
Common stock, $1.00 par value, 300,000,000 shares authorized; 153,939,952 and 136,466,579 shares issued; 81,157,173 and 64,736,916 shares outstanding	153,940	136,467
Additional paid-in capital	2,146,149	1,687,634
Accumulated other comprehensive income, net of taxes	54,916	46,921
Treasury stock, at cost; 72,782,779 and 71,729,663 shares	(1,638,943)	(1,612,345)
Retained earnings	1,942,277	1,867,749
	2,958,339	2,426,426
	$28,580,800	$22,474,675

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except share data)
INTEREST INCOME
Loans receivable	$337,118	$232,167	$857,251	$659,070
Mortgage-backed securities	17,523	10,454	41,694	31,489
Investment securities and cash equivalents	37,300	29,859	98,668	70,686
	391,941	272,480	997,613	761,245
INTEREST EXPENSE
Customer accounts	154,359	70,062	367,194	153,831
Borrowings, senior debt and junior subordinated debentures	60,396	33,718	142,399	80,877
	214,755	103,780	509,593	234,708
Net interest income	177,186	168,700	488,020	526,537
Provision for credit losses	1,500	9,000	17,500	15,000
Net interest income after provision	175,686	159,700	470,520	511,537
NON-INTEREST INCOME
Gain (loss) on sale of investment securities	80	—	251	—
Gain (loss) on termination of hedging derivatives	54	(926)	169	(900)
Loan fee income	594	1,000	1,988	3,154
Deposit fee income	6,960	6,660	20,460	19,201
Other income	9,567	7,037	21,946	16,412
	17,255	13,771	44,814	37,867
NON-INTEREST EXPENSE
Compensation and benefits	57,169	50,456	180,165	150,970
Occupancy	10,904	10,444	31,193	31,464
FDIC insurance premiums	7,600	5,350	22,070	13,025
Product delivery	6,090	5,217	17,680	15,154
Information technology	13,428	11,661	39,177	36,775
Other expense	14,888	11,571	50,046	36,470
	110,079	94,699	340,331	283,858
Gain (loss) on real estate owned, net	(124)	722	387	411
Income before income taxes	82,738	79,494	175,390	265,957
Income tax expense	18,178	17,719	36,489	58,739
Net income	64,560	61,775	138,901	207,218
Dividends on preferred stock	3,656	3,656	10,969	10,969
Net income available to common shareholders	$60,904	$58,119	$127,932	$196,249
PER SHARE DATA
Basic earnings per common share	$0.75	$0.89	$1.78	$3.00
Diluted earnings per common share	0.75	0.89	1.78	3.00
Dividends paid on common stock per share	0.26	0.25	0.77	0.74
Basic weighted average number of shares outstanding	81,374,811	65,194,880	71,905,924	65,348,709
Diluted weighted average number of shares outstanding	81,393,708	65,212,846	71,930,215	65,442,910

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents                    (CONTINUED)
WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
	2024	2023
	(In thousands)
Net income	$64,560	$61,775
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $(699) and $2,350	4,790	(7,822)
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $(20) and $(1)	60	3
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	4,850	(7,819)

Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $1,387 and $(3,409)	(1,869)	11,348
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	(1,869)	11,348

Other comprehensive income (loss)	2,981	3,529
Comprehensive income	$67,541	$65,304

	Nine Months Ended June 30,
	2024	2023
	(In thousands)
Net income	$138,901	$207,218
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $(9,476) and $(1,697)	34,336	5,649
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $(57) and $(1)	193	3
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	34,529	5,652

Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $6,507 and $3,239	(26,534)	(10,782)
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	(26,534)	(10,782)

Other comprehensive income (loss)	7,995	(5,130)
Comprehensive income	$146,896	$202,088

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents                    (CONTINUED)
WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at April 1, 2024	$300,000	$153,835	$2,143,343	$1,902,305	$51,935	$(1,629,512)	$2,921,906
Net income	—	—	—	64,560	—	—	64,560
Other comprehensive income (loss)	—	—	—	—	2,981	—	2,981
Dividends on common stock ($0.26 per share)	—	—	—	(20,932)	—	—	(20,932)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Proceeds from stock issuances	—	27	711	—	—	—	738
Stock-based compensation expense	—	78	2,095	—	—	84	2,257
Treasury stock purchased	—	—	—	—	—	(9,515)	(9,515)
Balance at June 30, 2024	$300,000	$153,940	$2,146,149	$1,942,277	$54,916	$(1,638,943)	$2,958,339

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at April 1, 2023	$300,000	$136,413	$1,683,720	$1,795,042	$43,822	$(1,583,880)	$2,375,117
Net income	—	—	—	61,775	—	—	61,775
Other comprehensive income (loss)	—	—	—	—	3,529	—	3,529
Dividends on common stock ($0.25 per share)	—	—	—	(15,998)	—	—	(15,998)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,655)	—	—	(3,655)
Proceeds from stock issuances	—	1	15	—	—	—	16
Stock-based compensation expense	—	44	1,852	—	—	—	1,896
Treasury stock purchased	—	—	—	—	—	(28,614)	(28,614)
Balance at June 30, 2023	$300,000	$136,458	$1,685,587	$1,837,164	$47,351	$(1,612,494)	$2,394,066

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents                    (CONTINUED)

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2023	$300,000	$136,467	$1,687,634	$1,867,749	$46,921	$(1,612,345)	$2,426,426
Net income	—	—	—	138,901	—	—	138,901
Other comprehensive income (loss)	—	—	—	—	7,995	—	7,995
Dividends on common stock ($0.77 per share)	—	—	—	(53,404)	—	—	(53,404)
Dividends on preferred stock ($36.5625 per share)	—	—	—	(10,969)	—	—	(10,969)
Stock issued in merger	—	17,089	448,415	—	—	—	465,504
Proceeds from stock issuances	—	122	3,146	—	—	—	3,268
Stock-based compensation expense	—	262	6,954	—	—	221	7,437
Treasury stock purchased	—	—	—	—	—	(26,819)	(26,819)
Balance at June 30, 2024	$300,000	$153,940	$2,146,149	$1,942,277	$54,916	$(1,638,943)	$2,958,339

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2022	$300,000	$136,271	$1,686,975	$1,688,740	$52,481	$(1,590,207)	$2,274,260
Net income	—	—	—	207,218	—	—	207,218
Other comprehensive income (loss)	—	—	—	—	(5,130)	—	(5,130)
Dividends on common stock ($0.74 per share)	—	—	—	(47,826)	—	—	(47,826)
Dividends on preferred stock ($36.5625 per share)	—	—	—	(10,968)	—	—	(10,968)
Proceeds from stock issuances	—	34	1,005	—	—	—	1,039
Stock-based compensation expense	—	153	(2,393)	—	—	8,163	5,923
Treasury stock purchased	—	—	—	—	—	(30,450)	(30,450)
Balance at June 30, 2023	$300,000	$136,458	$1,685,587	$1,837,164	$47,351	$(1,612,494)	$2,394,066

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents                    (CONTINUED)
WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$138,901	$207,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	194,150	15,667
Stock-based compensation expense	7,437	5,923
Provision (release) for credit losses	17,500	15,000
Loss (gain) on sale of investment securities	(250)	(3)
Gain on settlements of bank owned life insurance	—	(821)
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(2,531)	(1,033)
Impairment loss on premises and equipment	—	6
Decrease (increase) in accrued interest receivable	9,290	(18,059)
Decrease (increase) in federal and state income tax receivable	9,246	—
Decrease (increase) in cash surrender value of bank owned life insurance	(5,119)	(4,409)
Decrease (increase) in other assets	42,415	(50,642)
Increase (decrease) in federal and state income tax liabilities	—	(674)
Increase (decrease) in accrued expenses and other liabilities	(68,427)	(37,095)
Net cash provided by (used in) operating activities	342,612	131,078
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(447,832)	(1,208,282)
Loans purchased	—	(79,965)
Loans held for sale	—	—
FHLB stock purchased	(517,575)	(510,805)
FHLB stock redeemed	608,775	475,003
Available-for-sale securities purchased	(321,308)	(317,027)
Principal payments and maturities of available-for-sale securities	270,178	339,604
Proceeds from sales of available-for-sale securities	179,215	94
Held-to-maturity securities purchased	(47,092)	—
Principal payments and maturities of held-to-maturity securities	25,503	28,895
Proceeds from sales of real estate owned	6,271	2,715
Proceeds from settlement of bank owned life insurance	—	1,809
Purchase of strategic investments	(4,097)	(7,500)
Net cash received (paid) in business combinations	623,583	(785)
Proceeds from sales of loans	2,564,791	—
Proceeds from sales of premises and equipment	1,341	947
Premises and equipment purchased and REO improvements	(17,482)	(11,217)
Net cash provided by (used in) investing activities	2,924,271	(1,286,514)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	(517,961)	90,854
Proceeds from borrowings	15,936,735	13,575,000
Repayments of borrowings	(17,072,226)	(11,950,000)
Proceeds from stock-based awards	2,488	1,039
Dividends paid on common stock	(53,404)	(47,826)
Dividends paid on preferred stock	(10,969)	(10,968)
Proceeds from employee stock purchase	780	—
Treasury stock purchased	(26,819)	(30,450)
Increase (decrease) in advances payments by borrowers for taxes and insurance	(13,652)	(16,535)
Net cash provided by (used in) financing activities	(1,755,028)	1,611,114
Increase (decrease) in cash and cash equivalents	1,511,855	455,678
Cash, cash equivalents and restricted cash at beginning of period	980,649	683,965
Cash, cash equivalents and restricted cash at end of period	$2,492,504	$1,139,643
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents                    (CONTINUED)
WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2024	2023
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$—	$121
Non-cash financing activities
Preferred stock dividend payable	3,656	3,656
Cash paid (received) during the period for
Interest	534,614	243,465
Income tax	14,065	47,251
The following summarizes the non-cash activities related to acquisitions
Fair value of assets and intangibles acquired	$7,676,486	$—
Fair value of liabilities assumed	(7,316,542)	—
Net fair value of assets (liabilities)	$359,944	$—

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A – Summary of Significant Accounting Policies

Company and Nature of Operations - Washington Federal Bank, a federally-insured Washington state chartered commercial bank dba WaFd Bank (the “Bank” or “WaFd Bank”), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, small to mid-sized businesses, and owners and developers of commercial real estate. Washington Federal, Inc., a Washington corporation, was formed as the Bank’s holding company in November, 1994.

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

On February 29, 2024, WaFd, Inc. closed its previously announced merger with Luther Burbank Corporation ("Luther Burbank" or "LBC"), a California corporation, effective as of 12:00am on March 1, 2024 (the "Effective Time"). Pursuant to the Merger Agreement, at the Effective Time Luther Burbank merged with and into the Company (the “Corporate Merger”), with the Company surviving the Corporate Merger. Promptly following the Corporate Merger, Luther Burbank’s wholly-owned bank subsidiary, Luther Burbank Savings, merged with and into WaFd Bank with WaFd Bank as the surviving institution (the “Bank Merger”). The Corporate Merger and the Bank Merger are collectively referred to in this Quarterly Report on Form 10-Q as the “Merger.”

The Merger was accounted for using the acquisition method of accounting and was effectively an all-stock transaction accounted for as a business combination. The Company's financial results for any periods ended on and prior to February 29, 2024 reflect WaFd results only on a standalone basis. As a result, financial results for the third quarter of 2024, and the nine months ended may not be directly comparable to prior reported periods. Refer to Note B - Business Combination for further details.

The information included in this Form 10-Q should be read in conjunction with the financial statements and related notes contained in the Company's 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on November 17, 2023 for its fiscal year ended September 30, 2023 ("2023 Annual Financial Statements"). Interim results are not necessarily indicative of results for a full year.

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Cash Balances - The Company was not required to maintain cash reserve balances with the Federal Reserve Bank as of June 30, 2024. As of June 30, 2024 and September 30, 2023, the Company held counterparty cash collateral of $276,450,000 and $326,750,000, respectively, related to derivative contracts.

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
•Equity investments in qualified real estate funds can use the NAV expedient for fair value measurement. Under this method, the net asset value (NAV) determined by the fund is used as fair value for the investment. At June 30, 2024, equity investments held by the Company and recorded at NAV had a carrying amount of $37,057,000 and a remaining unfunded commitment of $3,280,000. These NAV based investments cannot be transferred without consent and we do not have redemption rights except in certain transformational events. Equity investments measured at NAV are not classified in the fair value hierarchy.

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Off-balance-sheet exposures - Off-balance-sheet credit exposures for the Company include unfunded loan commitments and letters of credit from the Federal Home Loan Banks of both Des Moines and San Francisco ("FHLB-DM" and "FHLB-SF", respectively), which are used as collateral for public funds deposits. The reserve for unfunded commitments is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class. See Note I “Commitments and Contingencies” for more information.
Intangible assets - Goodwill represents the excess of the cost of businesses acquired over the fair value of the net assets acquired. Other intangibles, including core deposit intangibles, are acquired assets that lack physical substance but can be distinguished from goodwill. Goodwill is not amortized but is evaluated for potential impairment on an annual basis and between tests if there are applicable circumstances such as material adverse changes in legal, business, regulatory and economic factors. We have determined our goodwill balance is all related to a single reporting unit and perform a quantitative impairment assessment. An impairment loss is recorded when the carrying amount of goodwill exceeds its implied fair value. If circumstances indicate that the carrying value of the assets may not be recoverable, an impairment charge could be recorded. Other intangible assets are amortized over their estimated lives and are subject to impairment testing when events or circumstances change.
The Company performs a goodwill impairment assessment annually and continuously monitors for triggering events and circumstances that could negatively impact the key assumptions in determining the fair value of goodwill.
As a result of the Merger, the Company recorded $105,560,000 in goodwill and $37,022,000 in core deposit intangible assets. Additional information on the Merger and purchase price allocation is provided in Note B "Business Combination". The core deposit intangible asset value was determined by an analysis of the cost differential between the core deposits acquired,

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

inclusive of estimated servicing costs, and alternative funding sources for those deposits. The core deposit intangible asset recorded is amortized on an accelerated basis over 6 years. In addition to the effects of the Merger, the Company added a small amount of intangibles during year-to-date fiscal 2024 as the result of acquisitions made by subsidiary WAFD Insurance Group, Inc. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.
The table below provides detail regarding the Company's intangible assets.

	Goodwill	Core Deposit and Other Intangibles	Total
	(In thousands)
Balance at September 30, 2023	$304,750	$5,869	$310,619
Additions	375	375	750
Amortization	—	(266)	(266)
Balance at December 31, 2023	305,125	5,978	311,103
Additions	106,276	37,462	143,738
Amortization	—	(1,302)	(1,302)
Balance at March 31, 2024	411,401	42,138	453,539
Additions	812	1,102	1,914
Amortization	—	(3,198)	(3,198)
Balance at June 30, 2024	$412,213	$40,042	$452,255

The table below presents the estimated future amortization expense of other intangibles for the next five years as of June 30, 2024.

Fiscal Year	Expected Expense
(In thousands)
2024	$5,904
2025	9,856
2026	7,306
2027	5,561
2028	5,200
Thereafter	6,215
Total Intangibles Assets	$40,042

Subsequent events - The Company has evaluated events and transactions through the date the consolidated financial statements were issued for potential recognition or disclosure.

New Accounting Pronouncements - In October 2023, the FASB issued ASU 2023-06 Disclosure Improvements: Codification Amendments In Response to the SEC's Disclosure Update and Simplification Initiative to clarify or improve disclosure and presentation requirements on a variety of topics and align the requirements in the FASB accounting standard codification with the Securities and Exchange Commission regulations. The amendments will be effective for the Company only if the SEC removes the related disclosure requirement from its existing regulations no later than June 30, 2027. If the SEC timely removes such a related requirement from its existing regulations, the corresponding amendments within the ASU will become effective for the Company on the same date with early adoption permitted. The Company does not expect the amendments in this update to have a material impact on our consolidated financial statements.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The acquisition was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed in the Merger were recorded at their respective acquisition date estimated fair values and have been adjusted in the current quarter based on new information. These estimates were recorded based on initial valuations available at the Merger Date, and these estimates, including initial accounting for deferred taxes, are considered preliminary as of June 30, 2024, and subject to adjustment for up to one year after the Merger Date. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. While the Company believes that the information available on the Merger Date provided a reasonable basis for estimating fair value, additional information may be obtained during the measurement period that would result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the Merger Date or the date the Company concludes that all necessary information about the facts and circumstances that existed as of the Merger Date have been obtained. Management anticipates that facts obtained during the measurement period could result in adjustments to the Merger Date valuation amounts presented herein.

The table below displays the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 1, 2024
	(in thousands)
Total merger consideration		$465,504
Fair value of assets acquired
Cash and cash equivalents	$627,403
Investment securities	518,878
Loans receivable	3,116,899
Loans held for sale	3,089,442
Interest receivable	25,697
Premises and equipment	6,436
FHLB stock	35,831
Bank owned life insurance	17,781
Intangible assets	37,022
Deferred tax asset, net	125,452
Other assets	75,645
Total assets acquired	$7,676,486
Fair value of liabilities assumed
Customer accounts	$5,640,440
Borrowings	1,432,138
Junior subordinated deferrable interest debentures	50,175
Senior Debt	93,514
Accrued expenses and other liabilities	100,275
Total liabilities assumed	$7,316,542
Net Assets Acquired		$359,944
Goodwill		$105,560

In connection with the Merger, the Company recorded approximately $105,560,000 of goodwill. Goodwill represents the excess of the purchase price over the fair value of the assets acquired net of fair value of liabilities assumed. During the quarter ended June 30, 2024, goodwill decreased by $276,000 primarily due to adjustments to loan valuations offset by the adjustment of the deferred tax asset. The loan adjustments were the result of the revaluation of LBC single-family loans transitioned to held for sale and the final terms of the multifamily loan sale that closed during the current quarter. Information regarding goodwill and the carrying amount and amortization of intangible assets are provided in Note A.

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
Loans receivable – A valuation of the loans held for investment portfolio was performed by a third party as of the Merger Date to assess the fair value. The loans held for investment portfolio was segmented into three groups, including performing purchased credit deteriorated ("PCD") loans, non-performing PCD loans and non-PCD loans. The loans were further pooled based on loan type and interest rate terms. The loans were valued at the pool level using a discounted cash flow methodology. The methodology included projecting cash flows based on the contractual terms of the loans and the cash flows were adjusted

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

to reflect credit loss expectations along with prepayments. Discount rates were developed based on the relative risk of the cash flows, taking into consideration the loan type, market rates as of the valuation date, recent originations in the portfolio, credit loss expectations, and liquidity expectations. Lastly, cash flows adjusted for credit loss expectations were discounted to present value and summed to arrive at the fair value of the loans.
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

Of the $3.1 billion net loans held for investment acquired, $293 million were identified as PCD loans on the Merger Date. The following table provides a summary of these PCD loans at acquisition:

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
The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities in the Merger for the period March 1, 2024 to June 30, 2024.
The following table shows the impact of merger-related expenses for the three and nine months ended June 30, 2024.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Merger-Related Expenses	Three Months Ended June 30, 2024	Nine Months Ended June 30, 2024
	(in thousands)
Severance and employee-related	$1,400	$21,666
Legal and Professional	505	4,487
Charitable contributions	—	1,000
System conversion and integration	380	768
	$2,285	$27,921

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

	Unaudited Pro Forma for the Nine Months Ended
	June 30, 2024	June 30, 2023
	(in thousands)
Net-interest income	$531,398	$646,731
Non-interest income	$47,493	$40,965
Net income	$142,921	$238,473

NOTE C – Dividends and Share Repurchases

On June 7, 2024, the Company paid a regular dividend on common stock of $0.26 per share, which represented the 165th consecutive quarterly cash dividend. Dividends per share were $0.26 and $0.25 for the quarters ended June 30, 2024 and 2023, respectively.

For the three months ended June 30, 2024, the Company repurchased 357,303 shares of common stock at an average price of $26.63. During the third quarter, the Company's Board of Directors increased the number of shares authorized for repurchase under its share repurchase program by 10,000,000 shares. As of June 30, 2024, there were 11,501,005 remaining shares authorized to be repurchased under the current Board approved share repurchase program.

The Company pays a cash dividend, if declared by the Board, of $12.1875 per share on its Series A Preferred Stock quarterly on January 15, April 15, July 15 and October 15. This dividend equals $0.30468750 per depositary share (each dividend, a "Series A Preferred Dividend"). The Company paid a Series A Preferred Dividend on April 15, 2024 and July 15, 2024.

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

The following table is a summary of loans receivable by loan portfolio segment and class. Loans held for sale of approximately $0.5 billion are excluded from the following tables.

	June 30, 2024		September 30, 2023
Gross loans by category	(In thousands)		(In thousands)
Commercial loans
Multi-family	$4,616,359	20.5%	$2,907,086	14.8%
Commercial real estate	3,781,247	16.8	3,344,959	17.0
Commercial & industrial	2,394,978	10.7	2,321,717	11.8
Construction	2,247,530	10.0	3,318,994	16.9
Land - acquisition & development	195,796	0.9	201,538	1.0
Total commercial loans	13,235,910	58.9	12,094,294	61.6
Consumer loans
Single-family residential	8,364,415	37.2	6,451,270	32.8
Construction - custom	414,483	1.9	672,643	3.4
Land - consumer lot loans	112,317	0.5	125,723	0.6
HELOC	255,271	1.1	234,410	1.2
Consumer	84,445	0.4	70,164	0.4
Total consumer loans	9,230,931	41.1	7,554,210	38.4
Total gross loans	22,466,841	100%	19,648,504	100%
Less:
Allowance for credit losses on loans	203,824		177,207
Loans in process	1,094,956		1,895,940
Net deferred fees, costs and discounts	294,142		98,807
Total loan contra accounts	1,592,922		2,171,954
Net loans	$20,873,919		$17,476,550

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of June 30, 2024, and September 30, 2023, AIR for loans totaled $92,457,000 and $77,349,000, respectively, and is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.

As of June 30, 2024, loans totaling $17,407,607,000 were pledged to secure borrowings and available lines of credit. None of the agencies to which we have pledged loans have the right to sell or re-pledge them.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the amortized cost basis of non-accrual loans and loans 90 days or more past due and accruing.

	June 30, 2024			September 30, 2023
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing
Commercial loans
Multi-family	$9,984	$—	$—	$5,127	$—	$—
Commercial real estate	26,408	—	—	23,435	—	—
Commercial & industrial	2,138	—	—	6,082	—	—
Construction	1,120		—	—	—	—
Land - acquisition & development	74	—	—	—	—	—
Total commercial loans	39,724	—	—	34,644	—	—
Consumer loans
Single-family residential	20,422	—	—	14,918	—	—
Construction - custom	88	—	—	88	—	—
Land - consumer lot loans	236	—	—	9	—	—
HELOC	758	—	—	736	—	—
Consumer	40	—	—	27	—	—
Total consumer loans	21,544	—	—	15,778	—	—
Total non-accrual loans	$61,268	$—	$—	$50,422	$—	$—
% of total net loans	0.29%			0.29%

The Company recognized interest income on non-accrual loans of approximately $706,000 in the nine months ended June 30, 2024 as a result of the collection of past due amounts. If these loans had been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $2,121,000 for the nine months ended June 30, 2024. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide details regarding loan delinquencies by loan portfolio and class.

June 30, 2024		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$4,513,323	$4,506,711	$—	$2,651	$3,961	$6,612	0.15%
Commercial real estate	3,746,945	3,746,356	—	589	—	589	0.02
Commercial & industrial	2,389,236	2,387,098	—	—	2,138	2,138	0.09
Construction	1,440,152	1,439,032	—	360	760	1,120	0.08
Land - acquisition & development	156,424	156,350	—	—	74	74	0.05
Total commercial loans	12,246,080	12,235,547	—	3,600	6,933	10,533	0.09
Consumer Loans
Single-family residential	8,186,361	8,154,250	10,925	4,937	16,249	32,111	0.39
Construction - custom	190,433	189,585	760	—	88	848	0.45
Land - consumer lot loans	111,574	110,871	254	213	236	703	0.63
HELOC	258,833	256,582	1,366	178	707	2,251	0.87
Consumer	84,462	84,187	127	108	40	275	0.33
Total consumer loans	8,831,663	8,795,475	13,432	5,436	17,320	36,188	0.41
Total Loans	$21,077,743	$21,031,022	$13,432	$9,036	$24,253	$46,721	0.22%
Delinquency %		99.78%	0.06%	0.04%	0.12%	0.22%

September 30, 2023		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$2,886,594	$2,886,462	$—	$—	$132	$132	—%
Commercial real estate	3,310,101	3,285,673	848	145	23,435	24,428	0.74
Commercial & industrial	2,315,318	2,307,020	30	2,186	6,082	8,298	0.36
Construction	1,838,936	1,838,936	—	—	—	—	—
Land - acquisition & development	156,661	156,661	—	—	—	—	—
Total commercial loans	10,507,610	10,474,752	878	2,331	29,649	32,858	0.31
Consumer Loans
Single-family residential	6,388,990	6,365,065	6,441	6,068	11,416	23,925	0.37
Construction - custom	324,451	320,987	760	2,617	87	3,464	1.07
Land - consumer lot loans	124,842	124,231	358	245	8	611	0.49
HELOC	237,754	235,708	1,050	314	682	2,046	0.86
Consumer	70,110	69,699	228	107	76	411	0.59
Total consumer loans	7,146,147	7,115,690	8,837	9,351	12,269	30,457	0.43
Total Loans	$17,653,757	$17,590,442	$9,715	$11,682	$41,918	$63,315	0.36%
Delinquency %		99.64%	0.06%	0.07%	0.24%	0.36%

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

	Three Months Ended June 30, 2024
Loan Class	Term Extension	% of Total Loan Class Balance	Wtd. Avg. Term Extension
	( in thousands)		(in months)
Commercial real estate	$23,435	0.63%	36
Commercial & industrial	24,233	1.01	9
Total commercial loans	47,668	0.20

Single-family residential	563	0.01	6
Total consumer loans	563	0.01
Total Loans	$48,231	0.23%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended June 30, 2024
Loan Class	Term Extension	% of Total Loan Class Balance	Wtd. Avg. Term Extension
	( in thousands)		(in months)
Commercial real estate	$23,502	0.63%	36
Commercial & industrial	56,891	2.38	8
Construction	13,153	0.91	15
Total commercial loans	93,546	0.76

Single-family residential	563	0.01	6
Total commercial loans	563	0.01%
Total Loans	$94,109	0.45%

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts. None of the loans modified in the nine months ended June 30, 2024 was past due as of June 30, 2024. None of the loans above have defaulted after modification.

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

The following tables present by primary credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of June 30, 2024 and September 30, 2023. There were no commercial loans classified as Doubtful or Loss as of either date.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2024	Term Loans Amortized Cost Basis by Origination Year
	YTD 2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$75,580	$187,791	$1,528,403	$1,184,931	$589,557	$742,732	$31,628	$17,119	$4,357,741
Special Mention	—	—	92,856	2,667	—	4,256	—	—	99,779
Substandard	—	—	6,928	5,876	6,696	36,303	—	—	55,803
Total	$75,580	$187,791	$1,628,187	$1,193,474	$596,253	$783,291	$31,628	$17,119	$4,513,323

Commercial real estate
Pass	$173,108	$245,719	$1,114,426	$726,381	$481,590	$839,432	$16,509	$—	$3,597,165
Special Mention	—	—	2,870	23,090	—	16,246	—	—	42,206
Substandard	—	498	8,868	2,260	30,652	65,296	—	—	107,574
Total	$173,108	$246,217	$1,126,164	$751,731	$512,242	$920,974	$16,509	$—	$3,746,945
Gross Charge-offs	—	—	—	—	—	203	—		203

Commercial & industrial
Pass	$33,674	$154,481	$230,569	$289,491	$92,965	$167,152	$1,145,709	$2,037	$2,116,078
Special Mention	—	14,565	9,696	1,445	11,280	239	53,157	—	90,382
Substandard	—	2,009	45,401	1,565	2,586	47,741	83,473	1	182,776
Total	$33,674	$171,055	$285,666	$292,501	$106,831	$215,132	$1,282,339	$2,038	$2,389,236
Gross Charge-offs	—	—	—	10	—	31	2,331	101	2,473

Construction
Pass	$95,296	$391,954	$589,236	$262,828	$—	$—	$72,788	$—	$1,412,102
Special Mention	—	8,093	—	3,096	—	—	—	—	11,189
Substandard	787	2,161	760	13,153	—	—	—	—	16,861
Total	$96,083	$402,208	$589,996	$279,077	$—	$—	$72,788	$—	$1,440,152

Land - acquisition & development
Pass	$13,847	$14,374	$57,384	$46,802	$5,344	$18,260	$—	$—	$156,011
Special Mention	—	—	—	—	—	339	—	—	339
Substandard	—	—	—	—	74	—	—	—	74
Total	$13,847	$14,374	$57,384	$46,802	$5,418	$18,599	$—	$—	$156,424
Gross Charge-offs	—	—	—	—	—	18	—	—	18

Total commercial loans
Pass	$391,505	$994,319	$3,520,018	$2,510,433	$1,169,456	$1,767,576	$1,266,634	$19,156	$11,639,097
Special Mention	—	22,658	105,422	30,298	11,280	21,080	53,157	—	243,895
Substandard	787	4,668	61,957	22,854	40,008	149,340	83,473	1	363,088
Total	$392,292	$1,021,645	$3,687,397	$2,563,585	$1,220,744	$1,937,996	$1,403,264	$19,157	$12,246,080
Gross Charge-offs	$—	$—	$—	$10	$—	$252	$2,331	$101	$2,694

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2024	Term Loans Amortized Cost Basis by Origination Year
	YTD 2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$224,535	$757,335	$2,268,859	$2,099,611	$824,073	$1,979,837	$—	$—	$8,154,250
30 days past due	—	1,312	1,812	1,616	—	6,185	—	—	10,925
60 days past due	—	—	1,432	1,203	263	2,039	—	—	4,937
90+ days past due	—	820	3,494	2,575	453	8,907	—	—	16,249
Total	$224,535	$759,467	$2,275,597	$2,105,005	$824,789	$1,996,968	$—	$—	$8,186,361
Gross Charge-offs	—	—	13	—	—	131	—	—	144

Construction - custom
Current	$26,660	$126,878	$33,910	$1,779	$—	$358	$—	$—	$189,585
30 days past due	—	—	760	—	—	—	—	—	760
90+ days past due	—	—	88	—	—	—	—	—	88
Total	$26,660	$126,878	$34,758	$1,779	$—	$358	$—	$—	$190,433

Land - consumer lot loans
Current	$13,385	$16,245	$32,007	$25,124	$9,747	$14,363	$—	$—	$110,871
30 days past due	—	—	182	72	—	—	—	—	254
60 days past due	—	—	—	213	—	—	—	—	213
90+ days past due	—	—	105	131	—	—	—	—	236
Total	$13,385	$16,245	$32,294	$25,540	$9,747	$14,363	$—	$—	$111,574

HELOC
Current	$—	$—	$—	$—	$—	$4,502	$251,116	$964	$256,582
30 days past due	—	—	—	—	—	297	1,069	—	1,366
60 days past due	—	—	—	—	—	178	—	—	178
90+ days past due	—	—	—	—	—	—	707	—	707
Total	$—	$—	$—	$—	$—	$4,977	$252,892	$964	$258,833

Consumer
Current	$1,037	$56	$1	$9,493	$7,994	$19,382	$46,224	$—	$84,187
30 days past due	—	—	—	—	—	127	—	—	127
60 days past due	—	—	—	—	—	102	6	—	108
90+ days past due	—	—	—	—	—	31	9	—	40
Total	$1,037	$56	$1	$9,493	$7,994	$19,642	$46,239	$—	$84,462
Gross Charge-offs	—	—	—	—	—	118	379	16	513

Total consumer loans
Current	$265,617	$900,514	$2,334,777	$2,136,007	$841,814	$2,018,442	$297,340	$964	$8,795,475
30 days past due	—	1,312	2,754	1,688	—	6,609	1,069	—	13,432
60 days past due	—	—	1,432	1,416	263	2,319	6	—	5,436
90+ days past due	—	820	3,687	2,706	453	8,938	716	—	17,320
Total past due	—	2,132	7,873	5,810	716	17,866	1,791	—	36,188
Total	$265,617	$902,646	$2,342,650	$2,141,817	$842,530	$2,036,308	$299,131	$964	$8,831,663
Gross Charge-offs	$—	$—	$13	$—	$—	$249	$379	$16	$657

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2023	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$135,859	$658,126	$850,998	$541,655	$135,965	$400,412	$49,523	$—	$2,772,538
Special Mention	—	90,428	—	—	—	—	—	—	90,428
Substandard	—	5,711	2,309	2,422	7,583	5,603	—	—	23,628
Total	$135,859	$754,265	$853,307	$544,077	$143,548	$406,015	$49,523	$—	$2,886,594

Commercial real estate
Pass	$221,057	$912,776	$735,069	$476,941	$262,945	$596,459	$2,349	$—	$3,207,596
Special Mention	—	—	788	—	4,059	—	—	—	4,847
Substandard	499	5,361	3,810	24,538	27,916	35,534	—	—	97,658
Total	$221,556	$918,137	$739,667	$501,479	$294,920	$631,993	$2,349	$—	$3,310,101

Commercial & industrial
Pass	$155,411	$258,798	$316,713	$117,089	$24,246	$175,042	$1,089,896	$27,681	$2,164,876
Special Mention	—	—	—	—	2,940	—	3,707	—	6,647
Substandard	—	5,532	8,537	2,783	3,819	46,297	69,948	6,879	143,795
Total	$155,411	$264,330	$325,250	$119,872	$31,005	$221,339	$1,163,551	$34,560	$2,315,318

Construction
Pass	$235,150	$833,577	$559,850	$68,105	$46,390	$373	$74,821	$—	$1,818,266
Substandard	2,901	5,119	12,650	—	—	—	—	—	20,670
Total	$238,051	$838,696	$572,500	$68,105	$46,390	$373	$74,821	$—	$1,838,936

Land - acquisition & development
Pass	$20,593	$69,414	$39,276	$6,280	$351	$17,876	$2,600	$—	$156,390
Substandard	—	271	—	—	—	—	—	—	271
Total	$20,593	$69,685	$39,276	$6,280	$351	$17,876	$2,600	$—	$156,661

Total commercial loans
Pass	$768,070	$2,732,691	$2,501,906	$1,210,070	$469,897	$1,190,162	$1,219,189	$27,681	$10,119,666
Special Mention	—	90,428	788	—	6,999	—	3,707	—	101,922
Substandard	3,400	21,994	27,306	29,743	39,318	87,434	69,948	6,879	286,022
Total	$771,470	$2,845,113	$2,530,000	$1,239,813	$516,214	$1,277,596	$1,292,844	$34,560	$10,507,610

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2023	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$513,007	$1,478,479	$1,719,163	$718,250	$295,836	$1,640,330	$—	$—	$6,365,065
30 days past due	822	115	859	392	221	4,032	—	—	6,441
60 days past due	—	1,526	1,420	1,325	—	1,797	—	—	6,068
90+ days past due	—	1,470	666	1,408	—	7,872	—	—	11,416
Total	$513,829	$1,481,590	$1,722,108	$721,375	$296,057	$1,654,031	$—	$—	$6,388,990

Construction - custom
Current	$92,081	$218,988	$8,838	$243	$358	$479	$—	$—	$320,987
30 days past due	—	760	—	—	—	—	—	—	760
60 days past due	—	—	—	2,617	—	—	—	—	2,617
90+ days past due	—	87	—	—	—	—	—	—	87
Total	$92,081	$219,835	$8,838	$2,860	$358	$479	$—	$—	$324,451

Land - consumer lot loans
Current	$19,128	$41,658	$35,048	$11,517	$4,166	$12,714	$—	$—	$124,231
30 days past due	—	—	358	—	—	—	—	—	358
60 days past due	—	—	245	—	—	—	—	—	245
90+ days past due	—	—	—	—	—	8	—	—	8
Total	$19,128	$41,658	$35,651	$11,517	$4,166	$12,722	$—	$—	$124,842

HELOC
Current	$—	$—	$—	$—	$—	$3,733	$230,338	$1,637	$235,708
30 days past due	—	—	—	—	—	44	1,006	—	1,050
60 days past due	—	—	—	—	—	314	—	—	314
90+ days past due	—	—	—	—	—	—	682	—	682
Total	$—	$—	$—	$—	$—	$4,091	$232,026	$1,637	$237,754

Consumer
Current	$662	$121	$9,748	$8,006	$16	$23,201	$27,945	$—	$69,699
30 days past due	—	—	—	—	—	225	3	—	228
60 days past due	—	—	—	—	—	106	1	—	107
90+ days past due	—	—	—	—	29	46	—	1	76
Total	$662	$121	$9,748	$8,006	$45	$23,578	$27,949	$1	$70,110

Total consumer loans
Current	$624,878	$1,739,246	$1,772,797	$738,016	$300,376	$1,680,457	$258,283	$1,637	$7,115,690
30 days past due	822	875	1,217	392	221	4,301	1,009	—	8,837
60 days past due	—	1,526	1,665	3,942	—	2,217	1	—	9,351
90+ days past due	—	1,557	666	1,408	29	7,926	682	1	12,269
Total	$625,700	$1,743,204	$1,776,345	$743,758	$300,626	$1,694,901	$259,975	$1,638	$7,146,147

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE E – Allowance for Losses on Loans

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A "Summary of Significant Accounting Policies."

The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Three Months Ended June 30, 2024	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$21,979	$—	$—	$3,220	$25,199
Commercial real estate	32,991	(203)	2	6,966	39,756
Commercial & industrial	59,261	(2,346)	1,003	(85)	57,833
Construction	27,317	—	—	(4,610)	22,707
Land - acquisition & development	7,865	—	17	(182)	7,700
Total commercial loans	149,413	(2,549)	1,022	5,309	153,195
Consumer loans
Single-family residential	41,054	(13)	118	(843)	40,316
Construction - custom	1,918	—	—	(424)	1,494
Land - consumer lot loans	3,214	—	2	(568)	2,648
HELOC	2,974	—	1	(51)	2,924
Consumer	3,004	(151)	317	77	3,247
Total consumer loans	52,164	(164)	438	(1,809)	50,629
Total ACL - loans	$201,577	$(2,713)	$1,460	$3,500	$203,824
1Provision & transfer amounts within the table do not reflect a provision recapture from unfunded commitments of $2,000,000.

Three Months Ended June 30, 2023	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$13,038	$—	$—	$(62)	$12,976
Commercial real estate	27,803	—	—	329	28,132
Commercial & industrial	63,301	(10,469)	10	9,073	61,915
Construction	26,027	—	—	1,889	27,916
Land - acquisition & development	7,496	—	24	(274)	7,246
Total commercial loans	137,665	(10,469)	34	10,955	138,185
Consumer loans
Single-family residential	26,916	—	18	149	27,083
Construction - custom	3,456	—	—	(235)	3,221
Land - consumer lot loans	3,945	—	9	(184)	3,770
HELOC	2,662	—	—	81	2,743
Consumer	2,776	(74)	131	234	3,067
Total consumer loans	39,755	(74)	158	45	39,884
Total loans	$177,420	$(10,543)	$192	$11,000	$178,069
1Provision & transfer amounts within the table do not reflect a provision recapture from unfunded commitments of $2,000,000.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nine Months Ended June 30, 2024	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$13,155	$—	$—	$12,044	$25,199
Commercial real estate	28,842	(203)	4	11,113	39,756
Commercial & industrial	58,773	(2,473)	1,067	466	57,833
Construction	29,408	—	—	(6,701)	22,707
Land - acquisition & development	7,016	(18)	88	614	7,700
Total commercial loans	137,194	(2,694)	1,159	17,536	153,195
Consumer loans
Single-family residential	28,029	(144)	293	12,138	40,316
Construction - custom	2,781	—	—	(1,287)	1,494
Land - consumer lot loans	3,512	—	57	(921)	2,648
HELOC	2,859	—	3	62	2,924
Consumer	2,832	(513)	553	375	3,247
Total consumer loans	40,013	(657)	906	10,367	50,629
Total ACL - loans	$177,207	$(3,351)	$2,065	$27,903	$203,824
1Provision & transfer amounts within the table include the $16,000,000 initial provision related to non-PCD loans acquired during the quarter and the $7,403,000 PCD ACL amount included in the Merger purchase price allocation but do not reflect a provision recapture from unfunded commitments of $3,000,000.

Nine Months Ended June 30, 2023	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$12,013	$—	$—	$963	$12,976
Commercial real estate	25,814	—	5	2,313	28,132
Commercial & industrial	57,210	(16,605)	84	21,226	61,915
Construction	26,161	—	—	1,755	27,916
Land - acquisition & development	12,278	—	54	(5,086)	7,246
Total commercial loans	133,476	(16,605)	143	21,171	138,185
Consumer loans
Single-family residential	25,518	(34)	552	1,047	27,083
Construction - custom	3,410	—	—	(189)	3,221
Land - consumer lot loans	5,047	—	14	(1,291)	3,770
HELOC	2,482	—	1	260	2,743
Consumer	2,875	(258)	448	2	3,067
Total consumer loans	39,332	(292)	1,015	(171)	39,884
Total loans	$172,808	$(16,897)	$1,158	$21,000	$178,069
1Provision & transfer amounts within the table do not reflect a provision recapture from unfunded commitments of $6,000,000.

The Company recorded a $1,500,000 provision for credit losses for the three months ended June 30, 2024, compared with a provision for credit losses of $9,000,000 for the three months ended June 30, 2023. The provision in the three months ended June 30, 2024 was primarily due to prolonged and increased borrower sensitivity to high interest rates and operating costs resulting from inflationary pressures in the commercial portfolio. This was offset by a reduction in balance resulting from

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

reclassifying a portion of the LBC single-family loans as Held for Sale. The provision for the three months ended June 30, 2023 was primarily due to growth in net loans receivable combined with the changing economic outlook amid concerns around a looming recession and recent macro-economic events. The Company recorded a $17,500,000 provision for credit losses for the nine months ended June 30, 2024, compared with a provision for credit losses of $15,000,000 for the nine months ended June 30, 2023. The June 30, 2024 year-to-date provision included the initial reserve needed for the acquired LBC non-PCD loans. The increase in the overall ACL was a combination of the provision recorded and the reserve for LBC PCD loans booked in purchase accounting.

Charge-offs, net of recoveries, totaled $1,253,000 for the three months ended June 30, 2024, compared to $10,351,000 during the three months ended June 30, 2023. Charge-offs, net of recoveries, totaled $1,286,000 for the nine months ended June 30, 2024, compared to $15,739,000 during the nine months ended June 30, 2023.

Non-performing assets were $68,787,000, or 0.24% of total assets, at June 30, 2024, compared to $57,924,000, or 0.26% of total assets, at September 30, 2023. Non-accrual loans were $61,268,000 at June 30, 2024, compared to $50,422,000 at September 30, 2023. Delinquencies, as a percent of total loans, were 0.22% at June 30, 2024, compared to 0.36% at September 30, 2023.

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

The following tables provide the amortized cost of loans receivable based on risk rating categories as previously defined.

June 30, 2024	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$4,357,741	$99,779	$55,803	$—	$—	$4,513,323
Commercial real estate	3,597,165	42,206	107,574	—	—	3,746,945
Commercial & industrial	2,116,078	90,382	182,776	—	—	2,389,236
Construction	1,412,102	11,189	16,861	—	—	1,440,152
Land - acquisition & development	156,011	339	74	—	—	156,424
Total commercial loans	11,639,097	243,895	363,088	—	—	12,246,080
Consumer loans
Single-family residential	8,165,936	—	20,425	—	—	8,186,361
Construction - custom	190,345	—	88	—	—	190,433
Land - consumer lot loans	111,125	—	449	—	—	111,574
HELOC	258,075	—	758	—	—	258,833
Consumer	84,441	—	21	—	—	84,462
Total consumer loans	8,809,922	—	21,741	—	—	8,831,663
Total	$20,449,019	$243,895	$384,829	$—	$—	$21,077,743

Total grade as a % of total loans	97.02%	1.16%	1.84%	—%	—%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2023	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$2,772,538	$90,428	$23,628	$—	$—	$2,886,594
Commercial real estate	3,207,596	4,847	97,658	—	—	3,310,101
Commercial & industrial	2,164,876	6,647	143,795	—	—	2,315,318
Construction	1,818,266	—	20,670	—	—	1,838,936
Land - acquisition & development	156,390	—	271	—	—	156,661
Total commercial loans	10,119,666	101,922	286,022	—	—	10,507,610
Consumer loans
Single-family residential	6,370,936	—	18,054	—	—	6,388,990
Construction - custom	324,363	—	88	—	—	324,451
Land - consumer lot loans	124,588	—	254	—	—	124,842
HELOC	237,018	—	736	—	—	237,754
Consumer	70,098	—	12	—	—	70,110
Total consumer loans	7,127,003	—	19,144	—	—	7,146,147
Total loans	$17,246,669	$101,922	$305,166	$—	$—	$17,653,757

Total grade as a % of total gross loans	97.69%	0.58%	1.73%	—%	—%

The following tables provide information on the amortized cost of loans receivable based on borrower payment activity.

June 30, 2024	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$4,503,339	99.8%	$9,984	0.2%
Commercial real estate	3,720,537	99.3	26,408	0.7
Commercial & industrial	2,387,098	99.9	2,138	0.1
Construction	1,439,032	99.9	1,120	0.1
Land - acquisition & development	156,350	100.0	74	—
Total commercial loans	12,206,356	99.7	39,724	0.3
Consumer loans
Single-family residential	8,165,939	99.8	20,422	0.2
Construction - custom	190,345	100.0	88	—
Land - consumer lot loans	111,338	99.8	236	0.2
HELOC	258,075	99.7	758	0.3
Consumer	84,422	100.0	40	0.0
Total consumer loans	8,810,119	99.8	21,544	0.2
Total loans	$21,016,475	99.7%	$61,268	0.3%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2023	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$2,881,467	99.8%	$5,127	0.2%
Commercial real estate	3,286,666	99.3	23,435	0.7
Commercial & industrial	2,309,236	99.7	6,082	0.3
Construction	1,838,936	100.0	—	—
Land - acquisition & development	156,661	100.0	—	—
Total commercial loans	10,472,966	99.7	34,644	0.3
Consumer loans
Single-family residential	6,374,072	99.8	14,918	0.2
Construction - custom	324,363	100.0	88	—
Land - consumer lot loans	124,833	100.0	9	—
HELOC	237,018	99.7	736	0.3
Consumer	70,083	100.0	27	0.0
Total consumer loans	7,130,369	99.8	15,778	0.2
Total loans	$17,603,335	99.7%	$50,422	0.3%

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$292,775	$—	$292,775
Asset-backed securities	—	507,812	—	507,812
Municipal bonds	—	35,017	—	35,017
Corporate debt securities	—	241,167	—	241,167
Mortgage-backed securities
Agency pass-through certificates	—	1,351,998	—	1,351,998
Total available-for-sale securities	—	2,428,769	—	2,428,769
Loans held for sale	—	468,527	—	468,527
Derivatives:
Client swap program hedges	—	63,374	—	63,374
Commercial loan fair value hedges	—	2,534	—	2,534
Mortgage loan fair value hedges	—	59,243	—	59,243
Borrowings cash flow hedges	—	151,333	—	151,333
Total financial assets	$—	$3,173,780	$—	$3,173,780

Financial Liabilities
Client swap program hedges	$—	$64,075	$—	$64,075
Total financial liabilities	$—	$64,075	$—	$64,075

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$217,053	$—	$217,053
Asset-backed securities	—	588,016		588,016
Municipal bonds	—	34,662	—	34,662
Corporate debt securities	—	242,522	—	242,522
Mortgage-backed securities
Agency pass-through certificates	—	912,844	—	912,844
Total available-for-sale securities	—	1,995,097	—	1,995,097
Client swap program hedges	—	78,797	—	78,797
Commercial loan fair value hedges	—	3,405	—	3,405
Mortgage loan fair value hedges	—	46,396	—	46,396
Borrowings cash flow hedges	—	184,373	—	184,373
Total financial assets	$—	$2,308,068	$—	$2,308,068

Financial Liabilities
Client swap program hedges	$—	$79,668	$—	$79,668
Total financial liabilities	$—	$79,668	$—	$79,668

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

When management determines that the fair value of the collateral or the REO requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the collateral dependent loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2024 included loans for which an allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at June 30, 2024 and June 30, 2023, and the total gains (losses) resulting from those fair value adjustments during the respective periods. The estimated fair value measurements are shown gross of estimated selling costs.

	June 30, 2024				Three Months Ended June 30, 2024	Nine Months Ended June 30, 2024
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$4,345	$4,345	$(2,679)	$(3,004)
Real estate owned (2)	—	—	1,460	1,460	(35)	(1,910)
Balance at end of period	$—	$—	$5,805	$5,805	$(2,714)	$(4,914)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.

	June 30, 2023				Three Months Ended June 30, 2023	Nine Months Ended June 30, 2023
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans (1)	$—	$—	$34,535	$34,535	$(10,530)	$(16,773)
Real estate owned (2)	—	—	3,672	3,672	(121)	(98)
Balance at end of period	$—	$—	$38,207	$38,207	$(10,651)	$(16,871)

(1)The gains (losses) represent re-measurements of collateral-dependent loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.
At June 30, 2024, there was $28,000 in foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $6,134,000.
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		June 30, 2024		September 30, 2023
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$2,492,504	$2,492,504	$980,649	$980,649
Available-for-sale securities
U.S. government and agency securities	2	292,775	292,775	217,053	217,053
Asset-backed securities	2	507,812	507,812	588,016	588,016
Municipal bonds	2	35,017	35,017	34,662	34,662
Corporate debt securities	2	241,167	241,167	242,522	242,522
Mortgage-backed securities
Agency pass-through certificates	2	1,351,998	1,351,998	912,844	912,844
Total available-for-sale securities		2,428,769	2,428,769	1,995,097	1,995,097
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	447,638	398,005	423,586	355,188
Total held-to-maturity securities		447,638	398,005	423,586	355,188

Loans receivable	3	20,873,919	20,038,322	17,476,550	16,559,758
Loans held for sale	2	468,527	468,527	—	—
FHLB stock	2	107,282	107,282	126,820	126,820
Other assets - client swap program hedges	2	63,374	63,374	78,797	78,797
Other assets - commercial fair value loan hedges	2	2,534	2,534	3,405	3,405
Other assets - mortgage loan fair value hedges	2	59,243	59,243	46,396	46,396
Other assets - borrowings cash flow hedges	2	151,333	151,333	184,373	184,373

Financial liabilities
Time deposits	2	9,255,760	9,188,683	5,305,016	5,232,689
Borrowings	2	3,934,514	3,929,935	3,650,000	3,653,229
Junior subordinated deferrable interest debentures	3	50,485	50,535	—	—
Senior Debt	2	94,361	94,752	—	—
Other liabilities - client swap program hedges	2	64,075	64,075	79,668	79,668

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables provide details about the amortized cost and fair value of available-for-sale and held-to-maturity securities.

	June 30, 2024
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$6,530	$3	$(4)	$6,529	5.84%
1 to 5 years	5,528	3	(233)	5,298	2.82
5 to 10 years	151,376	1,205	—	152,581	6.01
Over 10 years	128,092	571	(296)	128,367	6.33
Asset-backed securities
1 to 5 years	12,369	—	(334)	12,035	6.10
5 to 10 years	17,411	63	—	17,474	6.23
Over 10 years	479,681	672	(2,050)	478,303	6.33
Corporate debt securities due
Within 1 year	25,043	—	(436)	24,607	3.50
1 to 5 years	119,108	882	(163)	119,827	5.58
5 to 10 years	112,327	—	(15,594)	96,733	3.87
Municipal bonds due
5 to 10 years	5,697	—	(514)	5,183	3.00
Over 10 years	29,803	274	(243)	29,834	5.85
Mortgage-backed securities
Agency pass-through certificates	1,415,258	2,600	(65,860)	1,351,998	4.01
	2,508,223	6,273	(85,727)	2,428,769	4.81
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	447,638	170	(49,803)	398,005	3.17
	447,638	170	(49,803)	398,005	3.17
	$2,955,861	$6,443	$(135,530)	$2,826,774	4.51%

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

The Company purchased $321,308,000 of AFS investment securities during the nine months ended June 30, 2024 and purchased $317,027,000 of AFS securities during the nine months ended June 30, 2023. The Company also obtained $516,308,000 in AFS securities in the Merger. Sales of AFS securities totaled $179,215,000 during the nine months ended June 30, 2024 compared to sales of $94,000 during the prior year same period. The Company sold approximately $171,000,000 of AFS securities obtained in the Merger to rebalance the overall portfolio. Realized gains and losses from the sale were included in purchase accounting adjustments to reflect the acquisition date fair value as the sales took place close to the Merger date. For HTM investment securities, there were $47,092,000 in purchases during the nine months ended June 30, 2024 and no purchases during the nine months ended June 30, 2023. $2,570,000 of HTM securities were obtained in the Merger. There were no sales of HTM investment securities during the nine months ended June 30, 2024 or June 30, 2023. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 25 years.

The Company elected to exclude AIR from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS securities, AIR totaled $9,772,000 and $8,641,000 as of June 30, 2024 and September 30, 2023, respectively. For HTM debt securities, AIR totaled $1,181,000 and $1,013,000 as of June 30, 2024 and September 30, 2023, respectively. AIR for securities is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables show the gross unrealized losses and fair value of securities as of June 30, 2024 and September 30, 2023, by length of time that individual securities in each category have been in a continuous loss position. There were 227 and 231 securities with an unrealized loss as of June 30, 2024 and September 30, 2023, respectively.

June 30, 2024	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(163)	$19,831	$(16,030)	$121,341	$(16,193)	$141,172
Municipal bonds	—	—	(757)	14,743	(757)	14,743
Asset-backed securities	(336)	59,540	(2,583)	299,752	(2,919)	359,292
Mortgage-backed securities	(789)	231,819	(65,070)	696,533	(65,859)	928,352
	(1,288)	311,190	(84,440)	1,132,369	(85,728)	1,443,559
Held-to-maturity securities
Mortgage-backed securities	—	—	(49,802)	345,952	(49,802)	345,952
	$(1,288)	$311,190	$(134,242)	$1,478,321	$(135,530)	$1,789,511

September 30, 2023	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$—	$—	$(23,487)	$167,452	$(23,487)	$167,452
Municipal bonds due	—	—	(1,250)	14,302	(1,250)	14,302
U.S. government and agency securities	(13)	14,917	(599)	21,795	(612)	36,712
Asset-backed securities	(2,142)	86,800	(5,788)	445,454	(7,930)	532,254
Mortgage-backed securities	(2,030)	142,235	(91,120)	744,010	(93,150)	886,245
	(4,185)	243,952	(122,244)	1,393,013	(126,429)	1,636,965
Held-to-maturity securities
Mortgage-backed securities	(15)	1,424	(68,383)	353,764	(68,398)	355,188
	$(4,200)	$245,376	$(190,627)	$1,746,777	$(194,827)	$1,992,153

The decline in fair value since purchase is attributable to changes in interest rates. Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2024 or September 30, 2023. The Company does not consider AFS or HTM investments to have any credit impairment.

The Company does not believe that the AFS debt securities that were in an unrealized loss position have any credit loss impairment as of June 30, 2024 or September 30, 2023. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is more likely than not the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. AFS debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Corporate debt securities and municipal bonds are considered to have an issuer of high credit quality and the decline in fair value is due to changes in interest rates and other market conditions. The issuer continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at June 30, 2024 and September 30, 2023.

June 30, 2024	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$978,203	$63,374	Other liabilities	$978,203	$64,075
Commercial loan fair value hedges	Other assets	37,042	2,534	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	2,670,000	59,243	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	1,000,000	151,333	Other liabilities	—	—
		$4,685,245	$276,484		$978,203	$64,075

September 30, 2023	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$806,744	$78,797	Other liabilities	$806,744	$79,668
Commercial loan fair value hedges	Other assets	39,661	3,405	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	670,000	46,396	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	1,000,000	184,373	Other liabilities	—	—
		$2,516,405	$312,971		$806,744	$79,668

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

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following tables present the impact of fair value hedge accounting on the carrying value of the hedged items at June 30, 2024 and September 30, 2023.

(In thousands)	June 30, 2024
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$7,385,202	$(40,379)
	$7,385,202	$(40,379)

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are a portfolio layer expected to be remaining at the end of the hedging relationships. At June 30, 2024, the amortized cost basis of the closed loan portfolios used in the hedging relationships was

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$7,350,681,000, the cumulative basis adjustment associated with the hedging relationships was $(37,908,000), and the amount of the designated hedged items was $2,670,000,000. During the three and nine months ended June 30, 2024, hedge accounting was discontinued on a $300,000,000 last of layer hedge. A basis adjustment of $1,232,211 associated with the terminated portion of the hedge will be accreted over the remaining life of the associated pool of loans.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At June 30, 2024, the amortized cost basis of the hedged commercial loans was $34,521,000 and the cumulative basis adjustment associated with the hedging relationships was $(2,471,000).

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

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. As of June 30, 2024, the maturities for hedges of adjustable-rate borrowings ranged from four months to six years, with the weighted average being 5 years.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the impact of derivative instruments (cash flow hedges on borrowings) on AOCI for the periods presented.

(In thousands)	Three Months Ended June 30,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2024	2023
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$(3,256)	$14,757
Total pre-tax gain/(loss) recognized in AOCI	$(3,256)	$14,757

(In thousands)	Nine Months Ended June 30,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2024	2023
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$(33,040)	$(14,021)
Total pre-tax gain/(loss) recognized in AOCI	$(33,040)	$(14,021)

The following tables present the gain (loss) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the periods presented.

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$337,118	$(60,396)	$232,167	$(33,718)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$13,113		$4,348
Recognized on derivatives	3,044		13,223
Recognized on hedged items	(1,972)		(13,195)
Net income/(expense) recognized on fair value hedges	$14,185		$4,376

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$11,718		$10,639
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		—
Net income/(expense) recognized on cash flow hedges		$11,718		$10,639

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended June 30, 2024		Nine Months Ended June 30, 2023
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$857,251	$(142,399)	$659,070	$(80,877)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$27,123		$11,753
Recognized on derivatives	(6,937)		3,766
Recognized on hedged items	7,254		(3,367)
Net income/(expense) recognized on fair value hedges	$27,440		$12,152

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$35,279		$27,370
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		—
Net income/(expense) recognized on cash flow hedges		$35,279		$27,370

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. The impact to the statement of operations was an increase in other income of $169,000 for the nine months ended June 30, 2024 and a decrease of $900,000 for the nine months ended June 30, 2023.

The following tables present the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Three Months Ended June 30,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2024	2023
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(715)	$12,612
Receive fixed/pay floating swap	Other noninterest income	770	(13,538)
		$55	$(926)

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Nine Months Ended June 30,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2024	2023
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(18,410)	$(2,409)
Receive fixed/pay floating swap	Other noninterest income	18,579	1,509
		$169	$(900)

NOTE H – Revenue from Contracts with Customers

Since net interest income on financial assets and liabilities is outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), a significant majority of Company revenues are not subject to that guidance.

Revenue streams that are within the scope of ASC 606 are presented within non-interest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the new guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. In scope revenue streams represented approximately 3.3% of Company total revenue for the nine months ended June 30, 2024, compared to 4.0% for the nine months ended June 30, 2023. As this standard is immaterial to the consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of non-interest income within the scope of the guidance include the following:

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
Financial Instruments with Off-Balance Sheet Risk - Off-balance-sheet credit exposures for the Company include unfunded loan commitments and letters of credit from the FHLB-DM and the FHLB-SF. As of June 30, 2024, the Bank was obligated on FHLB letters of credit totaling $867,606,000 and unfunded loan commitments had a balance of $2,990,744,000. The reserve for

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

unfunded commitments was $21,500,000 as of June 30, 2024, which is a decrease from $24,500,000 at September 30, 2023. See Note A "Summary of Significant Accounting Policies" for details regarding the reserve methodology.

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

WAFD, INC. AND SUBSIDIARIES
GENERAL & BUSINESS DESCRIPTION

Washington Federal Bank, a federally-insured state-charted commercial bank dba WaFd Bank (the “Bank” or “WaFd Bank”), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. Washington Federal, Inc., a Washington corporation was formed as the Bank’s holding company in November, 1994. On September 27, 2023, Articles of Amendment were filed with the Washington Secretary of State, to change the name of Washington Federal, Inc. to WaFd, Inc. This change was effective on September 29, 2023. As used throughout this document, the terms “WaFd,” the “Company” or “we” or “us” and “our” refer to WaFd, Inc. and its consolidated subsidiaries, and the term “Bank” refers to the operating subsidiary, Washington Federal Bank dba WaFd Bank. The Company is headquartered in Seattle, Washington.

On February 29, 2024, WaFd, Inc. closed its previously announced merger with Luther Burbank Corporation ("Luther Burbank" or "LBC"), a California corporation, effective as of 12:00am on March 1, 2024. Pursuant to the Merger Agreement, at the Effective Time Luther Burbank merged with and into the Company (the “Corporate Merger”), with the Company surviving the Corporate Merger. Promptly following the Corporate Merger, Luther Burbank’s wholly-owned bank subsidiary, Luther Burbank Savings, merged with and into WaFd Bank with WaFd Bank as the surviving institution (the “Bank Merger”). The Corporate Merger and the Bank Merger are collectively referred to in this Quarterly Report on Form 10-Q as the “Merger.” The Merger added approximately $7.7 billion of LBC assets at fair value to the Company's balance sheet, and the Company assumed $50,175,000 in floating rate junior subordinated debentures, due June 2036 and June 2037, and $93,514,000 in 6.5% senior unsecured term notes maturing September 30, 2024. The Merger expanded WaFd Bank's footprint to nine western states with the addition of ten California branches of Luther Burbank.

The Merger was accounted for using the acquisition method of accounting and was effectively an all-stock transaction accounted for as a business combination. As a result of the Merger, the Company's financials as of June 30, 2024 reflect the newly combined entity, and the activity for the quarter ended June 30, 2024 includes a full quarter of LBC-related activity. Given this, the Company's financial results for the third fiscal quarter of 2024 may not be directly comparable to prior reported periods.

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

INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of transaction and savings accounts is 56% of total deposits as of June 30, 2024 while the composition of the investment securities portfolio is 51% variable and 49% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $447,638,000 of mortgage-backed securities that it has designated as HTM and are carried at amortized cost. As of June 30, 2024, the net unrealized loss on these securities was $49,633,000. The Company has $2,428,769,000 of AFS securities that are carried at fair value. As of June 30, 2024, the net unrealized loss on these securities was $79,454,000. The Company has executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized gain on these interest rate swaps as of June 30, 2024 was $151,333,000. All of the above are pre-tax net unrealized gains or losses.

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

As of June 30, 2024, in the event of an immediate and parallel increase of 200 basis points in both short and long-term interest rates, the model estimates that net interest income would increase by 7.2% in the next year. This compares to an estimated decrease of 2.0% as of the September 30, 2023 analysis. The current results reflect the assumed redeployment of the funds received from the loans held for sale balance. Further, a flattening yield curve where the spread between short-term and long-term rates decreases would likely result in lower net interest income and vice versa for a steepening yield curve. Management estimates that a gradual increase of 300 basis points in short term rates and 100 basis points in long-term rates over two years would result in a net interest income increase of 1.7% in the first year and increase of 5.4% in the second year assuming a constant balance sheet and no management intervention. Alternatively, in the event of an immediate and parallel decrease of 100 basis points in both short and long-term interest rates, the model estimates that net interest income would decrease by 1.64%.

NPV Sensitivity - NPV is an estimate of the market value of shareholders' equity. NPV is calculated as the difference between the present value of expected cash flows from interest-earning assets and the present value of expected cash flows from interest-paying liabilities and off-balance-sheet contracts. The sensitivity of NPV to changes in interest rates provides a view of interest rate risk as it incorporates all future expected cash flows. As of June 30, 2024, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decrease by $752,000,000 or 26.13% and the NPV to total assets ratio to decline to 8.19% from a base of 10.52%. As of September 30, 2023, the NPV in the event of a 200 basis point increase in rates was estimated to decrease by $723,000,000 or 27.41% and the NPV to total assets ratio to decline to 9.50% from a base of 12.40%. The change in the sensitivity of the NPV ratio to this assumed change in interest rates is primarily due to the flattening of the yield curve and changes in balance sheet mix during the nine months ended June 30, 2024. Prepayment speeds continue to be low at June 30, 2024 with the Bank's conditional payment rate ("CPR") for single family mortgages at 6.60%, down from 7.90% the year before.

As of June 30, 2024, in the event of an immediate and parallel decrease of 100 basis points in interest rates, the model estimates an increase to NPV of $101,000,000 or 3.53% and the NPV to total assets ratio to grow to 10.73% from a base of 10.52%.
Interest Rates - The Company measures the difference between the rate on total interest-earning assets and the rate on interest-bearing liabilities at the end of each period. This period-end interest rate spread was 2.07% at June 30, 2024, decreased from 2.61% at September 30, 2023, and 2.72% at June 30, 2023. At June 30, 2024, the weighted average period-end rate on interest-earning assets increased by 10 basis points to 5.17% compared to 5.07% at September 30, 2023 and by 23 basis points compared to 4.94% at June 30, 2023. However, these increases were exceeded by the increases in interest-bearing deposits. The weighted average period-end rate on interest-bearing liabilities increased by 64 basis points to 3.10% from 2.46% at September 30, 2023 and by 65 basis points from 2.22% at June 30, 2023.
Net Interest Margin - Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin was 2.56% for the quarter ended June 30, 2024 compared to 3.27% for the quarter ended June 30, 2023. The yield on interest-earning assets increased 37 basis points to 5.66% and the cost of interest-bearing liabilities increased 112 basis points to 3.63% over that same period. The higher yield on interest-earning assets was primarily due to the impact of rising rates on adjustable-rate assets and cash. The higher rate in interest-bearing liabilities resulted primarily from customer deposits repricing and higher rates on borrowings.

WAFD, INC. AND SUBSIDIARIES
The following table sets forth the information explaining the changes in the net interest margin for the period indicated compared to the same period one year ago.

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$23,536,530	$337,118	5.76%	$17,307,298	$232,167	5.38%
Mortgage-backed securities	1,765,314	17,523	3.99	1,349,264	10,454	3.11
Cash & Investments	2,386,434	33,693	5.68	1,879,893	27,249	5.81
FHLB stock	164,018	3,608	8.85	131,191	2,610	7.98
Total interest-earning assets	27,852,296	391,942	5.66%	20,667,646	272,480	5.29%
Other assets	1,851,041			1,445,635
Total assets	$29,703,337			$22,113,281

Liabilities and Equity
Interest-bearing customer accounts	$18,398,704	$154,359	3.37%	$13,019,055	$70,062	2.16%
Borrowings	5,406,585	60,397	4.49	3,016,209	27,132	3.61
Total interest-bearing liabilities	23,805,289	214,756	3.63%	16,614,934	103,780	2.51%
Noninterest-bearing customer accounts	2,593,381			2,826,538
Other liabilities	357,611			275,522
Total liabilities	26,756,281			19,716,994
Shareholders' equity	2,947,056			2,396,287
Total liabilities and equity	$29,703,337			$22,113,281
Net interest income/interest rate spread		$177,186	2.03%		$168,700	2.78%
Net interest margin (NIM)			2.56%			3.27%

WAFD, INC. AND SUBSIDIARIES

	Nine Months Ended June 30, 2024			Nine Months Ended June 30, 2023
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$20,245,730	$857,251	5.66%	$16,992,994	$659,070	5.19%
Mortgage-backed securities	1,523,673	41,694	3.66	1,357,857	31,489	3.10
Cash & Investments	2,085,208	89,947	5.76	1,709,469	64,522	5.05
FHLB stock	142,097	8,721	8.20	129,445	6,164	6.37
Total interest-earning assets	23,996,708	997,613	5.55%	20,189,765	761,245	5.04%
Other assets	1,655,369			1,479,537
Total assets	$25,652,077			$21,669,302

Liabilities and Equity
Interest-bearing customer accounts	$15,567,225	$367,194	3.15%	$12,792,107	$153,831	1.61%
Borrowings	4,479,958	142,399	4.25	3,189,011	80,877	3.39
Total interest-bearing liabilities	20,047,183	509,593	3.40%	15,981,118	234,708	1.96%
Noninterest-bearing customer accounts	2,595,259			3,040,183
Other liabilities	332,769			290,204
Total liabilities	22,975,211			19,311,505
Shareholders' equity	2,676,866			2,357,797
Total liabilities and equity	$25,652,077			$21,669,302
Net interest income/interest rate spread		$488,020	2.16%		$526,537	3.08%
Net interest margin (NIM)			2.72%			3.49%
As of June 30, 2024, total assets had increased by $6,106,125,000 to $28,580,800,000 from $22,474,675,000 at September 30, 2023 primarily due to the addition of $7,676,486,000 of LBC assets at fair value in connection with the Merger offset by the sale of $2,500,000,000 in LBC multifamily loans. $1,600,000,000 of the sales proceeds were used to pay down on FHLB advances, reducing the cash balance. During the nine months ended June 30, 2024, loans receivable increased $3,397,369,000, cash and cash equivalents increased by $1,511,855,000 and investment securities increased by $457,724,000.
Cash and cash equivalents of $2,492,504,000 and shareholders’ equity of $2,958,339,000 as of June 30, 2024 provide management with flexibility in managing interest rate risk going forward.

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

WAFD, INC. AND SUBSIDIARIES
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
The Company sold a portion of the LBC multi-family portfolio acquired in the Merger during the three months ended June 30, 2024. The $2,500,000,000 of proceeds from the sale have increased liquidity adding approximately $1 billion in cash after paying down borrowings of approximately $1,600,000,000. The Company classified a portion of the LBC single-family portfolio as held-for-sale during the quarter having entered into a commitment to sell. The purchaser is currently working through due diligence and the sale is expected to close in August 2024. The cash proceeds from the sale will provide additional liquidity that may be used to further reduce debt and originate loans.
Customer accounts balances increased by $5,114,436,000, or 31.8%, to $21,184,765,000 at June 30, 2024 compared with $16,070,329,000 at September 30, 2023. This increase the result of the addition of $5,640,440,000 of LBC accounts in connection with the Merger. Total borrowings were $3,934,514,000 as of June 30, 2024 an increase from $3,650,000,000 at September 30, 2023. The increase in borrowings was a largely due to the Merger which added $1,432,138,000 in LBC balances offset by repayments.
The Company's cash and cash equivalents totaled $2,492,504,000 at June 30, 2024, an increase from $980,649,000 at September 30, 2023. These amounts include $627,403,000 in cash obtained in the Merger and approximately $1,000,000,000 in proceeds from the LBC multi-family loan portfolio sale.
The Company’s shareholders' equity at June 30, 2024 was $2,958,339,000, or 10.35% of total assets. This is an increase of $531,913,000 from September 30, 2023 when shareholders' equity was $2,426,426,000, or 10.80% of total assets. The Company’s shareholders' equity was impacted in the nine months ended June 30, 2024 by the stock consideration paid in the Merger of $465,504,000, net income of $138,901,000, the payment of $53,404,000 in common stock dividends, payment of $10,969,000 in preferred stock dividends, treasury stock purchases of $26,819,000, as well as other comprehensive income of $7,995,000. The ratio of tangible capital to tangible assets at June 30, 2024 was 8.91%. Management believes the Company's strong equity position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

WAFD, INC. AND SUBSIDIARIES
As of June 30, 2024 and September 30, 2023, the Company and the Bank met all capital adequacy requirements to which they are subject, and the Bank's regulators categorized it as well capitalized under the regulatory framework for prompt corrective action.

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

June 30, 2024
Common Equity Tier I risk-based capital ratio:
The Company	$2,113,789	11.01%	4.50%	NA
The Bank	2,451,717	12.79%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	2,413,789	12.58%	6.00%	NA
The Bank	2,451,717	12.79%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,682,195	13.98%	8.00%	NA
The Bank	2,669,638	13.92%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	2,413,789	8.24%	4.00%	NA
The Bank	2,451,717	8.37%	4.00%	5.00%

September 30, 2023
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,769,170	10.37%	4.50%	NA
The Bank	1,982,943	11.63%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	2,069,170	12.12%	6.00%	NA
The Bank	1,982,943	11.63%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,270,877	13.31%	8.00%	NA
The Bank	2,184,650	12.81%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	2,069,170	9.39%	4.00%	NA
The Bank	1,982,943	9.10%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents - Cash and cash equivalents were $2,492,504,000 at June 30, 2024, an increase of $1,511,855,000, or 154.2%, since September 30, 2023. This increase reflects cash received from LBC as a result of the Merger combined with cash received from the recent LBC multi-family loan portfolio sale, offset by pay-downs on borrowings.

Available-for-sale and held-to-maturity investment securities - AFS securities increased $433,672,000, or 21.7%, during the nine months ended June 30, 2024, mostly due to the addition of LBC's AFS investments. During this time the Bank also had securities purchases of $321,308,000 and unrealized gains during the period of $5,489,000 offset by principal repayments and maturities of $270,178,000. During the same period, the balance of HTM securities increased by $24,052,000 primarily due to the purchase of $47,092,000 of HTM securities. There were also principal pay-downs and maturities of $25,503,000 during the period. As of June 30, 2024, the Company had a total net unrealized loss on AFS securities of $79,454,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

WAFD, INC. AND SUBSIDIARIES

Substantially all of the Company’s HTM and AFS debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The Company did not record an allowance for credit losses for HTM securities as of June 30, 2024 or September 30, 2023 as the investment portfolio consists primarily of U.S. government agency mortgage-backed securities that management deems to have immaterial risk of loss. The impact going forward will depend on the composition, characteristics, and credit quality of the securities portfolios as well as the economic conditions at future reporting periods. The Company does not believe that any of its AFS debt securities had credit loss impairment as of June 30, 2024 or September 30, 2023, therefore, no allowance was recorded.

Loans receivable - Loans receivable, net of related contra accounts, increased by $3,397,369,000 to $20,873,919,000 at June 30, 2024, compared to $17,476,550,000 at September 30, 2023. The increase was primarily the addition of loans obtained in the Merger. Additionally, the balance reflects originations of $2,669,679,000, a decrease to loans-in-process of $800,984,000, and principal repayments of $3,172,373,000. Commercial loan originations accounted for 73% of total originations and consumer loan originations were 27% during the nine months ended June 30, 2024. The Company continues to focus on commercial lending and growing operations in all major markets in which we operate.
The following table shows the loan portfolio by category and the change.

	June 30, 2024		September 30, 2023		Change
	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$4,616,359	20.5%	$2,907,086	14.8%	$1,709,273	58.8%
Commercial real estate	3,781,247	16.8	3,344,959	17.0	436,288	13.0
Commercial & industrial	2,394,978	10.7	2,321,717	11.8	73,261	3.2
Construction	2,247,530	10.0	3,318,994	16.9	(1,071,464)	(32.3)
Land - acquisition & development	195,796	0.9	201,538	1.0	(5,742)	(2.8)
Total commercial loans	13,235,910	58.9	12,094,294	61.6	1,141,616	9.4
Consumer loans
Single-family residential	8,364,415	37.2	6,451,270	32.8	1,913,145	29.7
Construction - custom	414,483	1.9	672,643	3.4	(258,160)	(38.4)
Land - consumer lot loans	112,317	0.5	125,723	0.6	(13,406)	(10.7)
HELOC	255,271	1.1	234,410	1.2	20,861	8.9
Consumer	84,445	0.4	70,164	0.4	14,281	20.4
Total consumer loans	9,230,931	41.1	7,554,210	38.4	1,676,721	22.2
Total gross loans	22,466,841	100%	19,648,504	100%	2,818,337	14.3
Less:
Allowance for credit losses on loans	203,824		177,207		26,617	15.0
Loans in process	1,094,956		1,895,940		(800,984)	(42.2)
Net deferred fees, costs and discounts	294,142		98,807		195,335	197.7
Total loan contra accounts	1,592,922		2,171,954		(579,032)	(26.7)
Net loans	$20,873,919		$17,476,550		$3,397,369	19.4%

Non-performing assets - Non-performing assets increased $10,863,000 during the nine months ended June 30, 2024 to $68,787,000 from $57,924,000 at September 30, 2023. The change is primarily due to non-accrual loans acquired in the Merger. Given that the overall assets grew with the Merger, non-performing assets as a percentage of total assets was 0.24% at June 30, 2024 compared to 0.26% at September 30, 2023.

WAFD, INC. AND SUBSIDIARIES
The following table sets forth information regarding non-performing assets.

	June 30, 2024		September 30, 2023
	($ in thousands)
Non-accrual loans:
Multi - family	$9,984	16.3%	$5,127	10.2%
Commercial real estate	26,408	43.1	23,435	46.5
Commercial & industrial	2,138	3.5	6,082	12.1
Construction	1,120	1.8	—	—
Land - acquisition & development	74	0.1	—	—
Single-family residential	20,422	33.3	14,918	29.6
Construction - custom	88	0.2	88	0.2
Land - consumer lot loans	236	0.4	9	—
HELOC	758	1.2	736	1.5
Consumer	40	0.1	27	0.1
Total non-accrual loans	61,268	100%	50,422	100%
Real estate owned	4,209		4,149
Other property owned	3,310		3,353
Total non-performing assets	$68,787		$57,924
Total non-performing assets as a percentage of total assets	0.24%		0.26%

For the nine months ended June 30, 2024, the Company recognized $706,000 in interest income as a result of cash payments received from borrowers on non-accrual loans. Recognized interest income on loans for the nine months ended June 30, 2024 was lower than what otherwise would have been recognized in the period due to non-accrual loans. The Company would have recognized interest income of $2,121,000 for the same period had these loans performed according to their original contract terms. In addition to the non-accrual loans reflected in the above table, the Company had $359,572,000 of loans that were less than 90 days delinquent at June 30, 2024 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs as a percent of total assets would have increased to 1.50% at June 30, 2024.

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

Allowance for credit losses - The following table shows the composition of the Company’s allowance for credit losses.

WAFD, INC. AND SUBSIDIARIES

	June 30, 2024		September 30, 2023		Change
Allowance for credit losses:	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$25,199	12.4%	13,155	7.4%	$12,044	91.6%
Commercial real estate	39,756	19.5	28,842	16.3	10,914	37.8
Commercial & industrial	57,833	28.4	58,773	33.2	(940)	(1.6)
Construction	22,707	11.0	29,408	16.6	(6,701)	(22.8)
Land - acquisition & development	7,700	3.9	7,016	4.0	684	9.7
Total commercial loans	153,195	75.2	137,194	77.4	16,001	11.7
Consumer loans
Single-family residential	40,316	19.8	28,029	15.8	12,287	43.8
Construction - custom	1,494	0.6	2,781	1.6	(1,287)	(46.3)
Land - consumer lot loans	2,648	1.3	3,512	2.0	(864)	(24.6)
HELOC	2,924	1.4	2,859	1.6	65	2.3
Consumer	3,247	1.7	2,832	1.6	415	14.7
Total consumer loans	50,629	24.8	40,013	22.6	10,616	26.5
Total allowance for loan losses	203,824	100.0%	177,207	100.0%	26,617	15.0
Reserve for unfunded commitments	21,500		24,500		(3,000)	(12.2)
Total allowance for credit losses	$225,324		$201,707		$23,617	11.7%
Management believes the allowance for credit losses of $225,324,000, or 1.00% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E and Note I for further details of the allowance for loan losses and reserve for unfunded commitments as of and for the period ended June 30, 2024 and September 30, 2023.

Real estate owned ("REO") - REO increased during the nine months ended June 30, 2024 by $60,000 to $4,209,000. The increase was due to the addition of former branch properties for sale offset by existing REO sales.

Intangible assets - Intangible assets increased to $452,255,000 as of June 30, 2024 from $310,619,000 as of September 30, 2023 primarily as the result of the Merger. The increase included goodwill of $107,463,000 and core deposit intangibles of $37,462,000 offset by normal amortization on intangibles.

Customer accounts - Customer accounts increased $5,114,436,000, or 31.8%, to $21,184,765,000 at June 30, 2024 compared with $16,070,329,000 at September 30, 2023 due to the addition of $5,640,440,000 in deposits obtained in the Merger. Transaction accounts increased by $1,163,692,000 or 10.8% during that period, while time deposits increased $3,950,744,000 or 74.5% as 66% of the LBC customer accounts were time deposits.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	June 30, 2024			September 30, 2023
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$2,514,310	11.9%	—%	$2,706,448	16.8%	—%
Interest checking	4,481,465	21.3	3.05	3,882,715	24.2	2.28
Savings	733,973	3.5	0.44	817,547	5.1	0.21
Money market	4,199,257	19.8	2.25	3,358,603	20.9	1.48
Time deposits	9,255,760	43.6	4.14	5,305,016	33.0	3.77
Total	$21,184,765	100%	2.91%	$16,070,329	100%	2.12%

WAFD, INC. AND SUBSIDIARIES
Borrowings - Total FHLB and FRB borrowings were $3,934,514,000 as of June 30, 2024 an increase from $3,650,000,000 as of September 30, 2023, a net increase of $284,514,000. The Company utilized proceeds from the multifamily loan sale to pay off $1,600,000,000 of borrowings which matured during the quarter. The Merger added $1,432,138,000 in borrowings to the balance sheet in addition to net borrowing activity of approximately $400,000,000 fiscal year to date. The Company also assumed additional LBC debt in the form of $50,175,000 in floating rate junior subordinated debentures, due June 2036 and June 2037, and $93,514,000 in 6.5% senior unsecured term notes maturing September 30, 2024. The weighted average rate of the combined borrowings and debt was 4.10% as of June 30, 2024 and 3.98% at September 30, 2023.

Shareholders' equity - The Company’s shareholders' equity at June 30, 2024 was $2,958,339,000, or 10.35% of total assets. This is an increase of $531,913,000 from September 30, 2023 when shareholders' equity was $2,426,426,000, or 10.80% of total assets. The Company’s shareholders' equity was impacted in the nine months ended June 30, 2024 by the stock consideration paid in the Merger of $465,504,000, net income of $138,901,000, the payment of $53,404,000 in common stock dividends, payment of $10,969,000 in preferred stock dividends, treasury stock purchases of $26,819,000, as well as changes in other comprehensive income of $7,995,000.

RESULTS OF OPERATIONS

Net Income - The Company recorded net income of $64,560,000 for the three months ended June 30, 2024 compared to $61,775,000 for the prior year quarter, an increase of 4.51%. The Company recorded net income of $138,901,000 for the nine months ended June 30, 2024 compared to $207,218,000 for the prior year same period. The changes are due to the factors described below.
Net Interest Income - For the three months ended June 30, 2024, net interest income was $177,186,000, which is an increase of $8,486,000, or 5.03%, compared with the same quarter of the prior year. Net interest margin was 2.56% for the quarter ended June 30, 2024 compared to 3.27% for the quarter ended June 30, 2023. The decrease in net interest income is largely due to rising deposit costs. The average rate earned on interest-earning assets grew by 37 basis points to 5.66% while the average rate paid on interest-bearing liabilities increased by 112 basis points to 3.63%. Additionally, as a result of the Merger, average interest-earning assets increased by $7,184,650,000 from the same quarter last year while average interest-bearing liabilities increased by $7,190,355,000. For the nine months ended June 30, 2024, net interest income was $488,020,000, which is a decline of $38,517,000 from the same period of the prior year. Net interest margin was 2.72% for the nine months ended June 30, 2024 compared to 3.49% for the prior year same period.

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
Rate / Volume Analysis:

	Comparison of Three Months Ended 6/30/24 and 6/30/23			Comparison of Nine Months Ended 6/30/24 and 6/30/23
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans receivable	$87,753	$17,198	$104,951	$134,547	$63,634	$198,181
Mortgage-backed securities	3,685	3,384	7,069	4,114	6,091	10,205
Investments[1]	7,853	(412)	7,441	16,278	11,704	27,982
All interest-earning assets	99,291	20,170	119,461	154,939	81,429	236,368
Interest expense:
Customer accounts	35,711	48,586	84,297	39,289	174,074	213,363
Borrowings	19,249	7,429	26,678	37,782	23,740	61,522
All interest-bearing liabilities	54,960	56,015	110,975	77,071	197,814	274,885
Change in net interest income	$44,331	$(35,845)	$8,486	$77,868	$(116,385)	$(38,517)
___________________
1Includes interest on cash equivalents and dividends on FHLB stock.

WAFD, INC. AND SUBSIDIARIES
Provision for Credit Losses - The Company recorded a $1,500,000 provision for credit losses for the three months ended June 30, 2024, compared with a provision for credit losses of $9,000,000 for the three months ended June 30, 2023. The provision in the three months ended June 30, 2024 was due to prolonged and increased borrower sensitivity to high interest rates and operating costs resulting from inflationary pressures in the commercial portfolio. The Company recorded a $17,500,000 provision for credit losses for the nine months ended June 30, 2024, including the $16,000,000 initial ACL recorded on the acquired LBC loan portfolio, compared with a provision for credit losses of $15,000,000 for the nine months ended June 30, 2023. Charge-offs, net of recoveries, totaled $1,253,000 for the three months ended June 30, 2024, compared to $10,351,000 during the three months ended June 30, 2023. Charge-offs, net of recoveries, totaled $1,286,000 for the nine months ended June 30, 2024, compared to $15,739,000 during the nine months ended June 30, 2023.
Non-interest Income - The three months ended June 30, 2024 results include total non-interest income of $17,255,000 compared to $13,771,000 for the same period one year ago, a $3,484,000 increase. The nine months ended June 30, 2024 results include total non-interest income of $44,814,000 compared to $37,867,000 for the same period one year ago, a $6,947,000 increase. These increases are primarily due to increased gains on certain equity method investments, increases in WAFD Insurance Group commissions and overall fee increases as a result of the Merger.

Non-interest Expense - Total non-interest expense was $110,079,000 for the three months ended June 30, 2024, an increase of $15,380,000 from $94,699,000 for the prior year quarter. Compensation expense increased by $6,713,000 as a result of approximately $1,400,000 in acquisition related retention costs during the quarter, combined with a larger post-acquisition workforce. Information technology costs increased by $1,767,000 due to increased telephone and data lines combined with lingering conversion costs and termination fees on LBC software. FDIC premiums increased $2,250,000 compared to the same period last year. Other expense also increased by $3,317,000 due to a full quarter of amortization resulting from the core deposit intangible created in the Merger. Total non-interest expense for the three months ended June 30, 2024 and June 30, 2023 equaled 1.48% and 1.71%, respectively, of average assets.

Total non-interest expense was $340,331,000 for the nine months ended June 30, 2024, an increase of $56,473,000 from $283,858,000 for the prior year same period. Compensation expense increased as a result of $19,000,000 in merger-related retention, severance and change-in-control expenses combined with a larger post-merger workforce. FDIC premiums increased $9,045,000 compared to the same period last year and included $2,300,000 related to an FDIC special assessment. Other expense also increased by $10,900,000 compared to the same quarter in the prior year due to $5,900,000 in merger-related expenses combined with a $2,000,000 charitable donation and legal and compliance related accruals. Total non-interest expense for the nine months ended June 30, 2024 and June 30, 2023 equaled 1.77% and 1.71%, respectively, of average assets.

Gain (Loss) on Real Estate Owned - Results for the three months ended June 30, 2024 include a net loss on REO of $124,000, compared to a net gain of $722,000 for the prior year quarter. The loss during the three months ended June 30, 2024 was due to normal REO-related expenses. Results for the nine months ended June 30, 2024 include a net gain on REO of $387,000, compared to a net gain of $411,000 for the prior year same period.

Income Tax Expense - Income tax expense totaled $18,178,000 for the three months ended June 30, 2024, compared to $17,719,000 for the prior year quarter. The effective tax rate was 21.97% and 22.29% for the three months ended June 30, 2024 and June 30, 2023, respectively. Income tax expense totaled $36,489,000 for the nine months ended June 30, 2024, compared to $58,739,000 for the prior year same period. The effective tax rate was 20.80% and 22.09% for the nine months ended June 30, 2024 and June 30, 2023, respectively. The Company’s effective tax rate varies from the Federal statutory rate of 21% mainly due to state taxes, tax-exempt income, tax-credit investments, miscellaneous non-deductible expenses and true-up adjustments for prior periods.

Item 3.                Quantitative and Qualitative Disclosures About Market Risk
See Interest Rate Risk under Management's Discussion and Analysis of Financial Condition and Results of Operations and the sections referenced therein for quantitative and qualitative disclosures about market risk. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2023 Form 10-K.

Item 4.                Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be

WAFD, INC. AND SUBSIDIARIES

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

We have identified a portion of the LBC single-family loan portfolio as held-for-sale. Our successful sale of these loans will be subject to a number of contingencies, including the buyers completion of customary due diligence and the negotiation and execution of definitive agreements. Our ability to successfully close on a sale of these loans may also be affected by market conditions outside our control, including continued fluctuations in interest rates, deteriorating economic conditions or declines in the real estate market, If we are unable to complete the sale of these loans, if the sale of these loans is substantially delayed, or if the purchase price is significantly lower than our estimates, the anticipated benefits of the sale may not be realized and could have an adverse effect on our revenues, expenses and operating results, which may adversely affect the value of our common stock.

Our entry into California may present increased risk that may adversely impact our business, prospects and financial condition.
The Merger will result in the Bank’s initial entry into the state of California. We have no operating experience in California, but we have retained a number of Luther Burbank’s lending and business development officers with experience in the California market. However, we are new to this market area, and we may not be successful in retaining those existing employees. The banking and financial services business in California is highly competitive. The entry of the Bank into California presents us with different competitive conditions, and we will be required to compete for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other nonbank financial service providers in California. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Company. As a result, there can be no assurance that we will be able to compete effectively in California, and if we are unable to compete effectively in California, the benefits we were anticipating from the Merger may not be fully achieved, and our results of operations and financial conditions could be materially and adversely affected.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

WAFD, INC. AND SUBSIDIARIES
The following table provides information with respect to purchases of Common Stock made by or on behalf of the Company of the Company’s common stock during the three months ended June 30, 2024 under the Company's stock repurchase program.

	Period	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan[1]	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2024 to April 30, 2024	1,459	$28.40	—	1,853,453
May 1, 2024 to May 31, 2024	100,284	27.17	98,513	11,754,940
Jun 1, 2024 to June 30, 2024	255,560	26.41	253,935	11,501,005
Total	357,303	$26.63	352,448	11,501,005
1The Company's stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 86,956,264 shares are authorized for repurchase. This includes the 10,000,000 additional shares authorized by the Board of Directors on May 14, 2024.

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

WAFD, INC. AND SUBSIDIARIES
Item 6.                Exhibits

(a)	Exhibits

	10.1	Agreement for the Purchase and Sale of Loans between Washington Federal Bank (dba WaFd Bank) and Bank of America, National Association as Amended
	31.1	Section 302 Certification by the Chief Executive Officer *
	31.2	Section 302 Certification by the Chief Financial Officer *
	32	Section 906 Certification by the Chief Executive Officer and Chief Financial Officer *
	101	Financial Statements from the Company’s Form 10-Q for the three and nine months ended June 30, 2024 formatted in iXBRL *
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *
* Filed herewith

WAFD, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2024	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL President & Chief Executive Officer

August 2, 2024	/S/ KELLI J. HOLZ
KELLI J. HOLZ Executive Vice President and Chief Financial Officer

August 2, 2024	/S/ BLAYNE A. SANDEN
BLAYNE A. SANDEN Senior Vice President and Principal Accounting Officer