Form 10-K
period 2024-09-30
WAFD INC
filed 2024-11-20
CIK 936528

United States
Securities and Exchange Commission
Washington, D.C. 20549
____________________________________________________________
 FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     Yes  ☒     No  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No  ☒
The aggregate market value of the registrant's common stock ("Common Stock") held on March 31, 2024, the last business day of the registrant's second fiscal quarter by non-affiliates was $2,323,756,165 based on the NASDAQ Stock Market closing price of $29.03 per share on that date. This is based on 80,046,716 shares of Common Stock that were issued and outstanding on this date, which excludes 1,358,675 shares held by all affiliates.

At November 18, 2024, there were 81,352,532 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:
(1) Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on February 11, 2025 are incorporated into Part III, Items 10-14 of this Form 10-K.

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
•risks associated with cybersecurity incidents and threat actors;
•risk related to the integration of Luther Burbank Corporation;
•economic uncertainty or a deterioration in economic conditions or slowdowns in economic growth, including financial stress on borrowers (consumers and businesses) as a result of higher interest rates or an uncertain economic environment;
•the effects of and changes in monetary and fiscal policies of the Board of Governors of the Federal Reserve System and the U.S. Government;
•global economic trends, including developments related to Ukraine and Russia, the Middle East, and related negative financial impacts on our borrowers, the financial markets and the global economy;
•our ability to make accurate assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the assets securing these loans;
•risks related to operational, technological, and third-party provided technology infrastructure;
•risks associated with data privacy laws and regulations;
•risk associated with the development and use of artificial intelligence;
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

Regulatory and Litigation Risk:
•non-compliance with the USA PATRIOT Act, Bank Secrecy Act, Community Reinvestment Act, Fair Lending Laws, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Flood Insurance Reform Act or other laws and regulations;
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
•downturns in the real estate market;
•changes in banking operations, including a shift from retail to online activities;
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
•impairment of goodwill;

Competitive Risks:
•competition from other financial institutions and new market participants, offering services similar to those offered by the Bank;
•our ability to grow organically or through acquisitions;
•risks associated with our entry into the California market;

Security Ownership Risks:
•our ability to continue to pay dividends, including on our outstanding Series A Preferred Stock;
•risks related to the volatility of our Common Stock, and future dilution;
•the ability of the Company to obtain external financing to fund its operations or obtain financing on favorable terms;
•risks related to Washington's anti-takeover statute;
•effects of activist shareholders;

General Risks:
•the success of the Company at managing the risks involved in the foregoing and managing its business; and
•the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond the Company's control.

For the reasons described above, we caution you against relying on any forward-looking statements. You should not consider the summary of such factors to be an exhaustive statement of all risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, all forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, changes to future operating results over time, or the impact of circumstances arising after the date the forward-looking statement was made.

Item 1.                 Business

General

Washington Federal Bank, a federally-insured Washington state chartered commercial bank dba WaFd Bank (the "Bank" or "WaFd Bank"), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. WaFd, Inc., a Washington corporation, was formed as the Bank’s holding company in November, 1994. On September 27, 2023, the Company filed Articles of Amendment to its Restated Articles of Incorporation, as amended, with the Washington Secretary of State, to change its name from Washington Federal, Inc. to WaFd, Inc. This change was effective on September 29, 2023. As used throughout this document, the terms "WaFd," the "Company" or "we" or "us" and "our" refer to WaFd, Inc. and its consolidated subsidiaries, and the term "Bank" or "WaFd Bank" refers to its bank operating subsidiary. The Company is headquartered in Seattle, Washington.
On November 9, 1982 the Company listed and began trading on the NASDAQ. Profitable operations have been recorded every year since going public. As of September 30, 2024, the stock traded at 91 times its original 1982 offering price, has paid 166 consecutive quarterly cash dividends and has returned 15,195% total shareholder return to those who invested 42 years ago.
On February 29, 2024, WaFd, Inc. closed its merger with Luther Burbank Corporation ("Luther Burbank" or "LBC"), a California corporation, effective as of 12:00am on March 1, 2024. Pursuant to the Merger Agreement, at the Effective Time Luther Burbank merged with and into the Company (the “Corporate Merger”), with the Company surviving the Corporate Merger. Promptly following the Corporate Merger, Luther Burbank’s wholly-owned bank subsidiary, Luther Burbank Savings, merged with and into WaFd Bank with WaFd Bank as the surviving institution (the “Bank Merger”). The Corporate Merger and the Bank Merger are collectively referred to in this Annual Report on Form 10-K as the “Merger.” The Merger added approximately $7.7 billion of LBC assets at fair value to the Company's balance sheet, and the Company assumed $50,175,000 in floating rate junior subordinated debentures, due June 2036 and June 2037, and $93,514,000 in 6.5% senior unsecured term notes which matured and were paid off on September 30, 2024. The Merger expanded WaFd Bank's footprint to nine western states with the addition of ten California branches of Luther Burbank.
The Company's fiscal year end is September 30th. All references herein to 2024, 2023 and 2022 represent balances as of September 30, 2024, September 30, 2023 and September 30, 2022, respectively, or activity for the fiscal years then ended.
The business of the Bank consists primarily of accepting deposits from the general public and investing these funds in loans of various types, including first lien mortgages on single-family dwellings, construction loans, land acquisition and development loans, loans on multi-family, commercial real estate and other income producing properties, home equity loans and business loans. The Bank also invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations. As of September 30, 2024, Washington Federal Bank has 210 branches located in Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico, California and Texas. Through the Bank's subsidiaries, the Company is also engaged in insurance brokerage activities.

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

The Bank is subject to extensive regulation, supervision and examination by its primary state regulator, the Washington State Department of Financial Institutions (the "WDFI"), the Federal Deposit Insurance Corporation ("FDIC"), its primary federal regulator, which insures its deposits up to applicable limits, and the Consumer Financial Protection Bureau (the "CFPB"). The Company, as a bank holding company, is subject to extensive regulation, supervision and examination by the Board of Governors of the Federal Reserve System ("Federal Reserve").

The regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities. Any change in such regulation, whether by the WDFI, the FDIC, the Federal Reserve, the CFPB or the U.S. Congress, could have a significant impact on the Company and its operations. See “Regulation” section below.

Lending Activities
General. The Company's net loan portfolio totaled $20,916,354,000 at September 30, 2024 and represents 74.5% of total assets. Lending activities include the origination of loans secured by real estate, including long-term fixed-rate and adjustable-rate mortgage loans, adjustable-rate construction loans, adjustable-rate land development loans, fixed-rate and adjustable-rate multi-family loans, fixed-rate and adjustable-rate commercial real estate loans and fixed-rate and adjustable-rate business loans.

The following table is a summary of loans receivable by loan portfolio segment and class.

	September 30, 2024		September 30, 2023		September 30, 2022
	($ in thousands)
Gross loans by category
Commercial loans
Multi-family	$4,658,119	20.8%	$2,907,086	14.8%	$2,645,801	13.6%
Commercial real estate	3,757,040	16.8	3,344,959	17.0	3,133,660	16.2
Commercial & industrial	2,337,139	10.5	2,321,717	11.8	2,350,984	12.1
Construction	2,174,254	9.7	3,318,994	16.9	3,784,388	19.5
Land - acquisition & development	200,713	0.9	201,538	1.0	291,301	1.5
Total commercial loans	13,127,265	58.7	12,094,294	61.6	12,206,134	63.0
Consumer loans
Single-family residential	8,399,030	37.6	6,451,270	32.8	5,771,862	29.8
Construction - custom	384,161	1.7	672,643	3.4	974,652	5.0
Land - consumer lot loans	108,791	0.5	125,723	0.6	153,240	0.8
HELOC	266,151	1.2	234,410	1.2	203,528	1.0
Consumer	73,998	0.3	70,164	0.4	75,543	0.4
Total consumer loans	9,232,131	41.3	7,554,210	38.4	7,178,825	37.0
Total gross loans	22,359,396	100%	19,648,504	100%	19,384,959	100%
Less:
Allowance for credit losses (1)	203,753		177,207		172,808
Loans in process	1,009,798		1,895,940		3,006,023
Net deferred fees, costs and discounts	229,491		98,807		92,564
Total loan contra accounts	1,443,042		2,171,954		3,271,395
Net loans	$20,916,354		$17,476,550		$16,113,564
__________________
(1) The ACL within the table does not include the reserve for unfunded commitments which was $21,500,000, $24,500,000 and $32,500,000 as of September 30, 2024, 2023 and 2022, respectively.

Lending Programs and Policies. The Bank's lending activities include commercial and consumer loans, including the following loan categories.
Commercial real estate loans. The Bank makes loans on a variety of commercial real estate (“CRE”) types which are generally secured by the subject property. Management differentiates multi-family properties from the rest of our CRE portfolio as these loans have key differences in the way they are handled from underwriting through monitoring.
The following table provides detail of the amortized cost of non-multi family CRE loans by property type:

	September 30, 2024	September 30, 2023	September 30, 2022
	($ in thousands)
Office	$783,363	$815,776	$813,103
Industrial	705,401	591,507	481,473
Retail	399,276	377,300	370,139
Warehouse/Self Storage	295,275	252,677	244,985
Medical/dental	265,495	198,208	167,200
Mixed Use	229,351	232,564	243,430
Hotel/motel	205,895	228,503	219,911
Other	848,099	613,566	570,871
Total commercial real estate loans	$3,732,155	$3,310,101	$3,111,112

Within the types listed above, a CRE subject property could be either owner or non-owner occupied. The following table provides the amortized cost of CRE loans by occupation status:

	September 30, 2024		September 30, 2023		September 30, 2022
	($ in thousands)
Non-owner occupied	$3,130,637	84%	$2,715,693	82%	$2,487,568	80%
Owner occupied	601,518	16%	594,408	18%	623,544	20%
Total commercial real estate loans	$3,732,155	100%	$3,310,101	100%	$3,111,112	100%

In underwriting, the Bank considers a number of factors, which include the projected net cash flow to the loan's debt service requirement, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower's experience in owning or managing similar properties. CRE loans are originated in amounts up to 75% of the appraised value of the property securing the loan.
With CRE loans, credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic and societal conditions on income-producing properties and the primary source of cash flow for repayment being spread across multiple tenants (non-owner). Repayment of CRE loans depends upon the successful operation of the related real estate property. If the cash flow from the property is reduced, the borrower's ability to repay the loan may be impaired. The Bank seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt service ratio.
Multi-family residential loans. Multi-family residential (five or more dwelling units) loans generally are secured by multi-family rental properties, such as apartment buildings. In underwriting multi-family residential loans, the Bank considers the same factors considered for CRE loans. Like CRE, multi-family residential loans are originated in amounts up to 75% of the appraised value of the property securing the loan.
Loans secured by multi-family residential real estate generally involve different credit risk than single-family residential loans and carry larger loan balances. This different credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic and societal conditions on income-

producing properties, the primary source of cash flow for repayment being spread across multiple tenants, the effects of government orders such as eviction forbearance and the increased difficulty of evaluating and monitoring these types of loans.
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
Construction lending involves a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions in the home building industry. Moreover, a construction loan can involve additional risks because of the complexities of completing the construction, the inherent difficulty in estimating the cost (including interest) of the project, the future cash flows and the property's value at completion of the project.
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
Permanent land loans. The Bank's permanent land loans (also called consumer lot loans) are generally made on improved land, with the intent of building a primary or secondary residence. These loans are limited to 70% or less of the appraised value of the property, up to a maximum loan amount of $1,500,000. The interest rate on permanent land loans is generally fixed for 20 years.
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
When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, the Bank considers the additional risk inherent in these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total balance for loans with loan-to-value ratios exceeding 80% at origination as of September 30, 2024, was $315,704,000, with allocated reserves of $2,939,000.
Consumer loans. The Bank's non-mortgage consumer loan portfolio consists of prime quality student loans acquired from an independent financial investment firm that retains 1% of each loan, plus various other non-mortgage consumer loans including personal lines of credit and credit cards.

Home equity loans. The Bank extends revolving lines of credit to consumers that are secured by a first or second mortgage on a single-family residence. The interest rate on these loans adjusts monthly indexed to prime. Total loan-to-value ratios when combined with any underlying first liens held by the Bank are limited to 85% or less. Total loan-to-value ratios are limited to 80% or less when underlying first liens are held by any other investor. Loan terms are a ten-year draw period followed by a fifteen-year amortization period.
Origination and Purchase of Loans. The Bank has general authority to lend anywhere in the United States; however, its primary lending areas are within the states of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico, California and Texas. Loan originations come from a variety of sources. Residential loan originations result from referrals from real estate brokers, walk-in customers, purchasers of property in connection with builder projects that are financed by the Bank, mortgage brokers and refinance activity for existing customers. Business purpose loans are obtained primarily by direct solicitation of borrowers and ongoing relationships.

The Bank also purchases loans and mortgage-backed securities when lending rates and mortgage volume for new loan originations in its market area do not fulfill its needs.

The table below shows the Bank's total loan origination, purchase and repayment activities.

Twelve Months Ended September 30,	2024	2023	2022
	(In thousands)
Commercial loan originations (1)
Multi-family	$60,730	$136,788	$675,534
Commercial Real Estate	246,930	223,361	880,850
Commercial & Industrial	1,677,371	2,032,460	2,569,682
Construction	603,829	1,046,971	2,486,387
Land – Acquisition & Development	45,406	34,946	175,234
Total commercial loans	2,634,266	3,474,526	6,787,687
Consumer loan originations (1)
Single-family residential	430,272	610,130	892,608
Construction – custom	209,781	346,784	765,696
Land – Consumer Lot Loans	21,187	21,133	61,731
HELOC	161,917	154,030	171,393
Consumer	174,648	95,553	57,078
Total consumer loans	997,805	1,227,630	1,948,506
Total loans originated	3,632,071	4,702,156	8,736,193
Loans purchased (3)	6,207,393	80,015	564,584
Loans sold (4)	(3,017,506)	—	—
Loan principal repayments	(4,302,359)	(4,435,269)	(6,194,448)
Net change in loans in process, discounts, etc. (2)	920,205	1,016,084	(826,335)
Net loan activity increase (decrease)	$3,439,804	$1,362,986	$2,279,994

Beginning balance	$17,476,550	$16,113,564	$13,833,570
Ending balance	$20,916,354	$17,476,550	$16,113,564
 ___________________
(1)Includes undisbursed loan in process.
(2)Includes non-cash transactions.
(3)Loans purchased in fiscal 2024 refer to those obtained in the Merger
(4)Loans sold in fiscal 2024 refer to multi-family and single-family residential loans obtained in the Merger and were classified as held for sale.

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

Sources of Funds

General. Deposits are the primary source of the Bank’s funds for use in lending and other general business purposes. In addition to deposits, the Bank derives funds from loan repayments, advances from the Federal Home Loan Bank of Des Moines ("FHLB - DM"), borrowings from the Federal Reserve Bank ("FRB"), and from investment repayments and sales. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced by general interest rates, money market conditions, the availability of FDIC insurance and the market perception of the Company’s financial stability. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds, such as deposit inflows at lower than projected levels. Borrowings may also be used on a longer-term basis to support expanded activities and to manage interest rate risk. Borrowing capacity and availability is influenced by interest rates, market conditions, availability of collateral and the market's perception of the Bank's financial stability.

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

The Bank’s deposits are obtained primarily from residents of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico, California and Texas.

Borrowings. The Bank has a credit line with the FHLB - DM for up to 45% of total assets depending on specific collateral eligibility. The Bank obtains advances from the FHLB - DM based upon the security of the FHLB capital stock it owns and certain of its loans, provided certain standards related to credit worthiness have been met. Such advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities, and the FHLB - DM prescribes acceptable uses to which the advances pursuant to each program may be put, as well as limitations on the size of such advances. Depending on the program, such limitations are based either on a fixed percentage of assets or the Company's credit worthiness. FHLB advances are used to meet seasonal and other withdrawals of deposit accounts and to fund expansion of the Bank's lending.

The Bank may need to borrow funds for short periods of time to meet day-to-day financing needs. In these instances, funds are borrowed from other financial institutions or the Federal Reserve Bank, for periods generally ranging from one to seven days at the then current borrowing rate. The Bank also elected to utilize the FRB's Bank Term Funding Program (the "BTFP") to leverage its highly favorable terms to fortify the Bank's liquidity position. These borrowings are repayable at any time without penalty and were the lowest cost funding source available. The Federal Reserve ceased making new BTFP loans on March 11, 2024.

The Bank also participates in the FRB of San Francisco Borrower-in-Custody program which collateralizes primary credit borrowings and serves as a backstop for the FHLB - DM credit line. Due to differing program requirements between the FHLB - DM and FRB of San Francisco, participating in both increases the amount of eligible collateral that may be pledged in support of contingent liquidity needs.

The Bank Merger provided a credit line with the Federal Home Loan Bank of San Francisco (FHLB - SF) in support of LBC borrowings from the FHLB - SF, but the Bank is unable to take down new advances against this line as a bank is not allowed to belong to more than one FHLB. The FHLB - SF credit line is secured by a line-item pledge of single-family residential mortgages that are specifically identified.
For further information on these activities, see Note L to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Subsidiaries
The Company is a bank holding company that conducts its primary business through its wholly-owned subsidiary, WaFd Bank. The Bank has three active wholly-owned subsidiaries, discussed further below.

WAFD Insurance Group, Inc. is incorporated under the laws of the state of Washington and is an insurance agency that offers a full line of individual and business insurance policies to customers of the Bank, as well as to the general public. As of September 30, 2024 and September 30, 2023, WAFD Insurance Group, Inc. had total assets of $23,174,000 and $20,229,000, respectively.
Statewide Mortgage Services Company is incorporated under the laws of the state of Washington and it holds and markets real estate owned. As of September 30, 2024 and September 30, 2023, Statewide Mortgage Services Company had total assets of $2,506,000 and $785,000, respectively.
Washington Services, Inc. is incorporated under the laws of the state of Washington. It acts as a trustee under deeds of trust as to which the Bank is beneficiary. As of both September 30, 2024 and September 30, 2023, Washington Services, Inc. had total assets of $13,000.
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
Demographics. As of September 30, 2024, we employed 2,208 full and part time employees. None of these employees are represented by a collective bargaining agreement. During fiscal year 2024 we hired 421 employees. Our voluntary turnover rate was 15.80% in fiscal year 2024, a slight increase from 15.54% in 2023.

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

As of September 30, 2024, the population of our workforce was as follows:

Learning and Development. We invest in the growth and development of our employees by providing a multi-dimensional approach to learning that empowers, intellectually grows, and professionally develops our colleagues. Our employees, including leadership, receive continuing education courses that are relevant to the banking industry and their job function within the Company. All new employees attend our two-day new hire orientation, Welcome to WaFd. In addition, we offer our Education Tuition Assistance Program, designed to encourage an employee's advancement and growth. We also offer the Retail Bank Peer Mentor Program and retail banking certifications for our retail employees. These resources provide employees with the skills they need to achieve their career goals, build management skills and become leaders within our Company.

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

Corporate Social and Environmental Responsibility
We recognize the social and environmental responsibility that arises from the impact of our activities on peoples’ lives and our community. The Company's Corporate and Social Environmental Policy integrates social, environmental and ethical concerns into our daily business activities and our approach to stakeholder relationships. Through this policy, we strive to carry out our banking activities in a responsible manner, placing the financial needs of our clients and economic health of our communities at the core of our focus. Below is a summary of our community activities and financial contributions in 2024.

Additional information will be provided in the Company’s forthcoming 2024 Community and Social Responsibility Report which will be made available on the Company’s website. Nothing on our website, including the aforementioned report, shall be deemed incorporated by reference into this Annual Report.

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

Failure to comply with applicable laws and regulations can result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements and cease and desist orders. In order to ensure the Company's programs and operations are in compliance with regulatory requirements, the Company has and will continue to incur significant costs in order to comply in accordance with its responsibilities.

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

In addition, the Company’s ability to pay dividends is subject to rules and policies of the FRB. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends only out of income available over the past year and only if prospective earnings retention is consistent with the company’s expected future needs and financial condition. Capital rules adopted by the Federal Reserve, effective January 2015, may limit the Company’s ability to pay dividends if the Company fails to meet certain requirements under the rules. In addition, if we do not or are unable to pay quarterly dividends on our Series A Preferred Stock, we may not pay a dividend to the holders of our Common Stock. See “Washington Federal Bank, wholly-owned operating subsidiary - Restrictions on Dividends” below.

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

Enterprise Risk Management. The Company faces a number of risks, including credit risk, interest rate risk, liquidity risk, operations risk, cybersecurity risk, regulatory risk, compliance and legal risk, strategic risk, and reputational risk. The Risk Management Committee of the Board (“RMC”) establishes the Company's risk appetite and sets appropriate risk limits and policies. The RMC is responsible for providing ongoing review, guidance and oversight of the Company's enterprise risk management function. Management is responsible for managing the Company's risks on a day-to-day basis in accordance with the policies established by the Board.

The Company's Chief Risk Officer (“CRO”) chairs the Enterprise Risk Management Committee (“ERMC”), a management-level committee that is responsible for executing the risk management framework adopted by the Board. The ERMC maintains enterprise-wide oversight of risk assessment, monitoring and reporting. The ERMC meets at least quarterly to identify, evaluate, monitor, and account for new, existing and emerging risks to the Company. Identified risks are evaluated, analyzed, prioritized and tracked by the ERMC in a manner to be compatible with effective internal controls, risk management practices and the policies adopted by the Board. The ERMC develops risk management programs and processes to incorporate risk considerations into day-to-day business activities across the Company’s risk categories, business lines and functions. To support the ERMC’s risk management function, certain types of risks are overseen by other management level committees. For example, the Company’s Asset Liability Committee is responsible for managing interest rate and liquidity risks and the credit administration department tracks credit risks.

On at least a quarterly basis, the Company’s CRO, Chief Financial Officer, Chief Information Officer, Chief Information Security Officer, Chief Credit Officer, and other members of management report directly to the RMC to provide reporting on risk levels, key risks, emerging risks and the Company’s compliance with the risk management framework, risk limits and risk appetites adopted by the RMC.

The Company carries out its risk management practices through its “three lines of defense” model, which is designed to establish effective checks and balances within its risk management framework. The first line of defense is business units and process owners within the Company which are responsible for maintaining effective internal controls and executing risk and control procedures on a day to day basis. The second line of defense is the Company’s risk management, compliance and other control functions which are responsible for ensuring that the first line of defense is properly designed, in place, and operating effectively. The third line of defense is the Company’s internal audit function, which provides independent assessment and assurance regarding the effectiveness of governance, risk management and internal controls.

Washington Federal Bank, wholly-owned operating subsidiary

General. The Bank is a federally-insured Washington state chartered commercial bank dba WaFd Bank. The WDFI is the Bank's primary state regulator and the FDIC is its primary federal regulatory. The Bank is a member of the FDIC and its deposits are insured up to applicable limits of the Depository Insurance Fund (“DIF”), which is administered by the FDIC.

Regulation. The WDFI and FDIC have extensive authority over the operations of the Bank. As part of this authority, the Bank is required to file periodic reports with the WDFI and FDIC and is subject to periodic examinations by the WDFI and FDIC. As a Washington State chartered commercial bank with branches in the States of Washington, Oregon, Idaho, Utah, Nevada, Arizona, New Mexico, California and Texas, the Bank is subject not only to the applicable laws and regulations of Washington State, but is also subject to the applicable laws and regulations of these other states in which it does business. Various laws and regulations prescribe the investment and lending authority of the Bank, and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations. While the Bank has broad authority to engage in all types of lending activities, a variety of restrictions apply to certain other investments by the Bank.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Des Moines, which is one of 11 regional FHLBs that provide funding to their members for making home mortgage loans, as well as loans for affordable housing and community development. Each FHLB serves members within its assigned region and is funded primarily through proceeds derived from the sale of consolidated obligations of the FHLB system. Loans are made to members in accordance with the policies and procedures established by the Board of Directors of the FHLB. At September 30, 2024, total FHLB advances to the Bank amounted to $2,192,874,000. As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. The Bank also acquired the stock of the FHLB San Francisco in the Merger but is not a member of this FHLB. At September 30, 2024, the Bank held $73,910,000 in FHLB of Des Moines stock and $21,707,000 in FHLB of San Francisco stock, which was in compliance with requirements.

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

Anti-Money Laundering Act of 2020. The Anti-Money Laundering Act of 2020 (“AML Act”) was enacted as part of the National Defense Authorization Act and requires the U.S. Treasury Department to issue National Anti-Money Laundering and

Countering the Financing of Terrorism Priorities ("AML/CFT"), which occurred in June 2021. The AML Act also includes a requirement to conduct studies and issue regulations that may alter some of the due diligence, recordkeeping and reporting requirements that the BSA and Patriot Act impose on financial institutions. The AML Act also promotes increased information-sharing and use of technology and increases penalties for violations of the BSA and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.

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

In determining the required amount of risk-based capital, total assets, including certain off-balance-sheet items, are multiplied by a risk-weight factor based on the risks inherent in the type of assets held by an institution. The risk categories range from 0% for low-risk assets such as U.S. Treasury securities and GNMA securities to 1,250% for various types of loans and other assets deemed to be of higher risk. Single-family residential loans having loan-to-value ratios not exceeding 90% and meeting certain additional criteria, as well as certain multi-family residential loans, qualify for a 50% risk-weight treatment. The book value of each asset is multiplied by the risk factor applicable to the asset category, and the sum of the products of this calculation equals total risk-weighted assets. The rules set forth the methods of calculating certain risk-based assets, which in turn affects the calculation of risk-based ratios. Higher or more sensitive risk weights are assigned to various categories of assets, among which are commercial real estate, credit facilities that finance the acquisition, development or construction of real property, certain exposures or credit that are 90 days past due or are non-accrual, foreign exposures, certain corporate exposures, securitization exposures, equity exposures and in certain cases mortgage servicing rights and deferred tax assets.

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

Any bank holding company or bank that fails to meet the capital requirements is subject to possible enforcement actions. Such actions could include a capital directive, a cease and desist or consent order, civil money penalties, restrictions on an institution's operations and/or the appointment of a conservator or receiver. FRB, FDIC and WDFI capital regulations provide that such supervisory actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

For information regarding compliance with each of these capital requirements by the Company and the Bank as of September 30, 2024, see Note R to the Consolidated Financial Statements included in Item 8 hereof.

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

An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits, generally. Any institution that is neither well capitalized nor adequately capitalized is considered undercapitalized. Federal law authorizes the FDIC to reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. The FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized. As of September 30, 2024, the Bank exceeded the requirements of a well-capitalized institution.

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
•Exempting from appraisal requirements certain transactions involving real property in rural areas and valued at less than $400,000; and
•Directing the Consumer Financial Protection Bureau to provide guidance on the applicability of the Truth in Lending and Real Estate Settlement Procedures Act Integrated Disclosure rule to mortgage assumption transactions and construction-to-permanent home loans, as well the extent to which lenders can rely on model disclosures that do not reflect recent regulatory changes.

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

See Item 1C - Cybersecurity, for additional disclosures regarding the Company's cybersecurity risk management, strategy and governance.

Financial Privacy. Under the Gramm-Leach-Bliley Act of 1999, as amended, a financial institution may not disclose non-public personal information about a consumer to unaffiliated third parties unless the institution satisfies various disclosure requirements and the consumer has not elected to opt out of the information sharing. The financial institution must provide its customers with a notice of its privacy policies and practices. The Federal Reserve, the FDIC, and other financial regulatory agencies issued regulations implementing notice requirements and restrictions on a financial institution's ability to disclose non-public personal information about consumers to unaffiliated third parties.

In addition, privacy and data protection are areas of increasing state legislative focus, and several states have recently enacted consumer privacy laws that impose significant compliance obligations with respect to personal information. For example, the Company is subject to the California Consumer Privacy Act (“CCPA”) and its implementing regulations. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold, or disclosed pursuant to the Gramm-Leach-Bliley Act of 1999, as amended. In November 2020, voters in the state of California approved the California Privacy Rights Act (“CPRA”), a ballot measure that amends and supplements the substantive requirements of the CCPA by, among other things, expanding certain rights relating to personal information and its use, collection, and disclosure by covered businesses and providing certain mechanisms for administration and enforcement of the statue by creating the California Privacy Protection Agency, a watchdog privacy agency. Similar laws may in the future be adopted by other states where the Company does business. The Company has made and will make operational adjustments in accordance with the requirements of the CCPA and other state privacy laws.

Furthermore, privacy and data protection areas are expected to receive further attention at the federal level. Congress and federal regulatory agencies are considering similar laws or regulations that could create new individual privacy rights and impose increased obligations on companies handling personal data. On April 1, 2022, the federal banking agencies’ new rule became effective, providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires banking organizations to notify their primary federal regulator as soon as possible, and no later than 36 hours after, the discovery of a computer-security incident that rises to the level of a notification incident as defined by the rule. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify any affected bank to which it provides services as soon as possible when it determines it has experienced a computer-security incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, covered services provided by that entity to the bank for four or more hours. The potential effects of state or federal privacy and data protection laws on the Company’s business cannot be determined at this time and will depend both on whether such laws are adopted by states in which the Company does business and/or at the federal level and the requirements imposed by any such laws.

Taxation

In addition to federal income tax, the Company is also subject to income, franchise, excise or gross receipts tax in states (and some cities) where the Company has branches or is deemed to have sufficient nexus for tax purposes. The Company generally files consolidated federal and state income tax returns with its subsidiaries.

The Company's federal income tax returns are open and subject to potential examination by the IRS for fiscal year 2021 and later.

Competition

We operate in a highly competitive environment. Our competitors include other banks, savings associations, community banks, credit unions, fintech companies and other financial intermediaries, and new market participants offering services similar to those that we offer. We compete with some competitors within our geographic market area, and with others on a product specific basis, such as the residential mortgage market. Our ability to compete effectively depends on our ability to provide first-rate, friendly and professional customer service and deliver the banking solutions that our customers want and need. We are also dependent upon our ability to attract and retain employees while managing compensation and other costs.

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

The address for the Company’s website is www.wafdbank.com. The Company makes available on its website, free of charge, its annual reports on Form 10-K, current quarterly reports on Form 10-Q, reports on Form 8-K, proxy statements and any amendments to those reports (among others), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). We also make available on our website public financial information for which a report is not required to be filed with or furnished to the SEC. Our SEC reports and such other information can be accessed through the investor relations section of our website (https://www.wafdbank.com/about-us/investor-relations). The Company’s website provides a link to all our filings on the SEC’s Edgar website, and the company will provide a printed copy of any of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports (among others) to any requesting shareholder, free of charge. The information found on our website is not part of this or any other report that we file or furnish to the SEC.

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

Significant increases in market interest rates on loans, or the perception that an increase may occur, could adversely affect both our ability to originate new loans and our ability to grow. Beginning early in 2022, in response to growing signs of inflation, the Federal Reserve Bank increased interest rates rapidly, causing the federal funds rate to reach a 22-year high. Although the FRB reduced its benchmark rates in September 2024, the inflationary outlook in the United States is currently uncertain. Rapid changes in interest rates make it difficult for the Bank to balance its loan and deposit portfolios, which may adversely affect our results of operations by, for example, reducing asset yields or spreads, creating operating and system issues, or having other adverse impacts on our business. Persistent inflation could lead to higher interest rates, which could, in turn, increase the borrowing costs of our customers, making it more difficult for them to repay their loans or other obligations. High interest rates could also push down asset prices and weaken economic activity.

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

As a result of the interest rate increases experienced in 2022 and 2023, our interest expense on both deposits and borrowings increased significantly. Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability. For example, if the interest rates on interest-bearing liabilities increase at a faster pace than the interest rates on interest-earning assets, the result could be a reduction in our net interest income and with it, a reduction in earnings. The same could be true if interest rates on interest-earning assets decline faster than the rates on interest-bearing liabilities. Net interest income and earnings would be similarly impacted if the interest rates on interest-earning assets decline more quickly than the interest rates on interest-bearing liabilities. In addition, changes in interest rates could affect the Bank's ability to originate loans and attract and retain deposits; the fair values of its securities and other financial assets; the fair values of its liabilities; and the average lives of its loan and securities portfolios. Additionally, decreases in interest rates could lead to increased loan refinancing activity, which, in turn, would alter the balance of our interest-earning assets and impact net interest income. Increases in interest rates could reduce loan refinancing activity, which could result in compression of the spread between loan yields and more quickly rising funding rates. We may also be exposed to movements in market rates to a degree not experienced by other financial institutions, as a result of our significant portfolio of fixed-rate single-family home loans, which are longer-term in nature than the customer accounts and borrowed money that constitute our liabilities.

We are currently anticipating that there will be further decreases in the target federal funds rate in 2025 but the inflationary outlook remains uncertain. However, if interest rates do not decrease, or if the Federal Reserve were to rapidly increase the target federal funds rate, the increase in rates could continue to constrain our interest rate spread and may adversely affect our business forecasts. On the other hand, decreases in interest rates, may result in a change in the mix of noninterest and interest-bearing accounts. We are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply and other changes in financial markets.

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

To date, we have no knowledge of a material cyber-attack or other material information security incident affecting the systems we operate and control. However, our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the continuation of a remote or hybrid work environment for our employees and service providers, and our plans to continue to implement and expand digital banking services, expand operations, and use third-party information systems that includes cloud-based infrastructure, platforms, and software. Recent instances of attacks specifically targeting banks and financial services businesses indicate that the risk to our systems remains significant. We, and our third-party providers, are regularly the subject of attempted attacks and the ability of the attackers and the method of their attacks continues to grow in sophistication. Threat actors, including nation state attackers, could also use artificial intelligence for malicious purposes, increasing the frequency and complexity of their attacks. Potential threats to our technologies, systems, networks, and other devices, as well as those of our employees, third party vendors, and other third parties with whom we interact, include Distributed Denial of Service ("DDoS") attacks, computer viruses, hacking, malware, ransomware, credential stuffing, phishing, and other forms of social engineering. Such cyber-attacks and other security incidents are designed to lead to various harmful outcomes, such as unauthorized transactions against our customers’ accounts, unauthorized or unintended access to confidential information, or the release, gathering, monitoring, disclosure, loss, destruction, corruption, disablement, encryption, misuse, modification or other processing of confidential or sensitive information (including personal information), intellectual property, software, methodologies or business secrets, disruption, sabotage or degradation of service, systems or networks, or other damage. These threats may derive from, among other things, error, fraud or malice on the part of our employees, insiders, or third parties or may result from accidental technological failure. Any of these parties may also attempt to fraudulently induce employees, service providers, customers, partners or other third-party users of our systems or networks to disclose confidential or sensitive information (including personal information) in order to gain access to our systems, networks or data or that of our customers, partners, or third parties with whom we interact, or to unlawfully obtain monetary benefit through misdirected or otherwise improper payment. A cyber-attack or other security incident on the systems we operate and control could cause us to suffer damage to our reputation, result in productivity losses, require us to incur substantial expenses, including response costs associated with investigation and resumption of services, remediation expenses costs associated with customer notification and credit monitoring services, increased insurance premiums, regulatory penalties and fines, and costs associated with civil litigation, any of which could have a materially adverse effect on our business, financial condition, and results of operations.

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

Inflation rates moved closer to the FRB’s target rate in 2024, but remained somewhat elevated and as of September 2024, above the FRB’s target of 2%. The inflation experienced in 2022 and 2023 has led to increased costs to our customers, making it more difficult for them to repay their loans or other obligations increasing our credit risk. The inflationary outlook in the United States is currently uncertain. If inflationary pressures do not subside, sustained higher interest rates by the Federal Reserve may be needed to tame persistent inflationary price pressures, which could push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in a further increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

Integrating Luther Burbank with the Company may prove more difficult, costly or time consuming than expected, and the anticipated benefits and cost savings of the Merger may not be realized.

On March 1, 2024, the Company closed the Merger with Luther Burbank. The Merger involves the integration of two companies that have previously operated independently and with different business models. The ultimate success of the Merger will depend, in part, on our ability to realize the anticipated cost savings from combining the businesses of WaFd and Luther Burbank. To realize the anticipated benefits and cost savings from the Merger, we must successfully integrate Luther Burbank’s operations with ours in a manner that permits those cost savings to be realized, without adversely affecting current revenues and future growth. If the integration is more costly than projected, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. While we have realized 45% in annualized cost-savings due to the merger as of September 30, 2024, exceeding the original 25% target, an inability to maintain the full extent of these cost savings following the Merger, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company, which may adversely affect the value of our Common Stock. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on the combined company for an undetermined period after completion of the Merger.

Current uncertain economic conditions pose challenges, and could adversely affect our business, financial condition and results of operations.

We are operating in an uncertain economic environment. The pandemic caused a global economic slowdown, and while we have seen some economic recovery, continuing supply chain issues, labor shortages and inflation risks continue to affect the economic recovery. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the United States. There remain increased risks of a government shutdown if the spending bills necessary to fund the government through the fiscal year that ends September 30, 2025 are not passed by Congress. Future deterioration in the U.S. credit and financial markets could result in losses or significant deterioration in the fair value of our U.S. government issued, sponsored or guaranteed investments. At September 30, 2024, we had $2.2 billion invested in U.S. government and agency obligations, and further downgrades could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities.

Economic uncertainty, or a recessionary or stagnant economy, could result in financial stress on the Bank's borrowers, which could adversely affect our business, financial condition and results of operations. Deteriorating conditions in the regional economies we serve, or in certain sectors of those economies, in excess of the reasonable and supportable forecasts we used to estimate credit losses, could drive losses beyond that which is provided for in our allowance for loan losses. We could also face the following risks in connection with the following events:

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

The global credit and financial markets have from time-to-time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, high rates of inflation, and uncertainty about economic stability. Changes in trade policies by the United States or other countries, such as tariffs or retaliatory tariffs, may cause inflation which could impact the prices of products sold by our borrowers and have the potential to reduce demand for their products impacting their profitability and making it difficult for our borrowers to repay their loans. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, and the evolving conflict in the Middle East. These events have increased and are expected to continue to increase volatility in commodity and energy prices, including oil, and continuing hostilities raise the possibility of supply disruptions. Rising tensions and global instability have the potential to affect consumer confidence in the U.S. and abroad, therefore having a broader effect on financial markets. Changes in trade policies or sanctions imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, hostile third-party action or continued unpredictable and unstable market conditions.

Our allowance for credit losses ("ACL") may not be adequate to cover future loan losses, which could adversely affect our financial condition and results of operations.

If our customers are unable to repay their loans according to the original terms, and the collateral securing the payment of those loans is insufficient to pay any remaining loan balance, we will be required to characterize the loan as non-performing or write it off as a loss. We maintain an ACL to provide for loan defaults and non-performance, however, losses may exceed the value of the collateral securing the loans and the allowance may not fully cover any excess loss.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Our ACL is based on these judgments, as well as historical loss experience and an evaluation of the other risks associated with our loan portfolio, including but not limited to, economic trends and conditions, changes in underwriting standards, management, competition, and trends in delinquencies, non-accrual and adversely classified loans, the size and composition of the loan portfolio, current economic conditions and geographic concentrations within the portfolio. Banking regulatory agencies, as part of their examination process, review our loans and ACL. If our assumptions and judgments used to determine the ACL prove to be incorrect, if the value of the collateral securing the loans decreases substantially or if regulators disagree with our judgments, we may need to increase the ACL in amounts that exceed our expectations. Material additions to the ACL, or losses in excess of the ACL, would adversely affect our results of operations and financial condition.

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

We are subject to complex state and federal laws, rules, regulations and standards regarding data privacy and cybersecurity, which impact how we conduct our business.

We are subject to complex and evolving data privacy laws, rules, regulations, standards and contractual obligations (collectively “data privacy laws”) that relate to the privacy and security of the personal information of customers, employees or others. These data privacy laws require, among other things, that we make certain privacy disclosures, maintain a robust security program, require disclosures and notifications during a cyber or information security incident, and regulate our collection, use, sharing, retention, and safeguarding of consumer or employee information. State and federal regulators may also hold us responsible for privacy and data protection obligations performed by our third-party service providers while providing services to us, as well as disclosures and notifications during a cyber or information security incident. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and provide detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which the Company operates. As the regulatory environment becomes more rigorous, we anticipate that compliance with these requirements will result in additional costs and expenses, and may impact the way we conduct business. Our failure to comply with data privacy laws could result in potentially significant regulatory or governmental investigations, litigation, fines, or sanctions, or cause damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.

The development and use of Artificial Intelligence (“AI”) presents risks and challenges that may adversely impact our business.

We or our third-party (or fourth party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

If we are not able to retain or attract key employees, or if we were to suffer the loss of a significant number of employees, we could experience a disruption in our business.

If a key employee or a substantial number of employees depart or become unable to perform their duties, it may negatively impact our ability to conduct business as usual. Unanticipated departures, including in connection with acquisition activity, such as our recent acquisition of Luther Burbank, might require us to divert resources from other areas of our operations, which could create additional stress for other employees, including those in key positions. The loss of qualified and key personnel, or an inability to continue to attract, retain and motivate key personnel could adversely affect our business and consequently impact our financial condition and results of operations.

Our risk management framework may not be effective in mitigating risks and losses to us.

Our risk management framework is comprised of various processes, systems and strategies designed to manage the types of risks to which we are subject, including, among others, credit, market, liquidity, interest rate, cybersecurity and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Because we rely on assumptions and judgment calls, our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk of loss to us. If our framework is not effective, we could suffer unexpected losses and our financial condition, operations or business prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

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

Furthermore, the long-term impacts of climate change have and will continue to have a negative impact on our business, as well as on our customers and their business. Physical risks include extreme storms, tsunamis, floods, wildfires or other catastrophic events that damage or destroy offices or other assets, or that damage or destroy property and inventory securing loans we make. These catastrophic events may also interrupt our customer’s business operations, putting them in financial difficulty, and increasing the risk of default. Our customers are also facing increases in energy, insurance and commodity costs driven by climate change, as well as new regulatory requirements resulting in increased operational costs.

A pandemic or similar health crisis, may adversely affect our business and our customers, counterparties, employees, and third-party service providers in the future.

The spread of COVID-19 created a global public-health crisis that resulted in significant economic uncertainty, and impacted household, business, economic, and market conditions across the world, including in the western United States where we conduct nearly all of our business.

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

A similar pandemic or major health crisis could negatively impact our capital, liquidity, and other financial positions and our business, results of operations, and prospects, affect significantly more households and businesses, or cause additional limitations on commercial activity, increased unemployment, increased property vacancy rates and general economic and financial instability. A slow-down or reversal in the economic recovery of the regions in which we conduct our business could result in declines in loan demand and collateral values. Negative impacts on our customers caused by a pandemic or other major health crisis could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans. Future actions of governmental authorities taken in response to a pandemic or similar crisis, such as eviction forbearance, occupancy restrictions, vaccine mandates, or suspension of mortgage foreclosures, could have a negative impact on our business.

Regulatory and Litigation Risks

Non-Compliance with banking rules and regulations, including the USA PATRIOT Act, Bank Secrecy Act, Community Reinvestment Act, Fair Lending Laws, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Flood Insurance Reform Act or other laws and regulations could result in fines or sanctions, and curtail our expansion opportunities.

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

The Bank was previously subject to a Consent Order from the Office of the Comptroller of the Currency (“OCC”) for its BSA program that was issued in February 2018 (the “BSA Consent Order”). The BSA Consent Order resulted in the Bank incurring significant expenses to implement an effective AML/CFT Program, including payment of a $2,500,000 civil money penalty. The OCC terminated the BSA Consent Order in December 2021. However, the Bank remains subject to the BSA, the Patriot Act, and other laws and regulations requiring financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. Expanded laws and regulations relating to residential and consumer lending activities could create significant new compliance burdens and financial costs. Failure to maintain an effective AML/CFT program could have serious business, financial and reputational consequences for the Bank.

The Community Reinvestment Act (“CRA”), the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose community investment requirements and nondiscriminatory lending requirements on financial institutions. The FDIC, CFPB, the United States Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to our performance under the CRA, receiving a less than satisfactory CRA rating, or challenges related to other fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages, civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity, and restrictions on expansion activity, including opening new branches or entering new lines of business. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Any of these actions could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to extensive supervision, regulation and examination by the WDFI, the FDIC and the CFPB. In addition, the Federal Reserve is responsible for regulating the holding company. This regulatory structure is designed primarily for the protection of the deposit insurance funds and consumers and not to benefit our shareholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies to address not only compliance with applicable laws and regulations (including laws and regulations governing consumer credit, CRA, and anti-money laundering and anti-terrorism laws), but also capital adequacy, asset quality and risk, management ability and performance, earnings, liquidity, data reporting and various other factors. As part of this regulatory structure, we are subject to policies and other guidance developed by the regulatory agencies with respect to capital levels, the timing and amount of dividend payments, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Under this structure the WDFI, the FDIC, the CFPB and the Federal Reserve have broad discretion to impose restrictions and limitations on our operations if they determine, among other things, that our operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies. This supervisory framework could materially impact the conduct, growth and profitability of our operations. In particular, the FDIC has specific authority to take “prompt corrective action,” if the Bank’s capital falls below its current “well capitalized” level, including limiting the Bank’s ability to take brokered deposits, requiring the Bank to raise additional capital and subject it to progressively more severe restrictions on its operations, management and capital distributions, and replacement of senior executive officers and directors. If the Bank ever became “critically undercapitalized,” it would also be subject to the appointment of a conservator or receiver.

Failure to comply with applicable laws and regulations can result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements and cease and desist orders; prior-identified deficiencies in our HMDA reporting and AML/CFT programs have resulted in Consent Orders from the CFPB and OCC, required us to incur significant expenses and compliance costs and subjected us to civil penalties. Failure to meet regulatory requirements could require the Bank to incur additional significant costs in order to bring our programs and operations into compliance, negatively impact our reputation, and have a material adverse effect on our business, financial condition and results of operations.

Recent national and state legislation and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect our business.

The Dodd-Frank Act has had a substantial impact on the financial services industry since its passage in 2010. The Dodd-Frank Act creates a framework through which regulatory reform has been and continues to be written. While many of the rules required by the Dodd-Frank Act have been implemented, others are still being drafted. As a result, the impact of the future regulatory requirements continue to be uncertain. We expect the way we conduct business to continue to be affected by these regulatory requirements, including through limitations on our ability to pursue certain lines of business, capital requirements, enhanced reporting obligations, and increased costs.

The failures of Silicon Valley Bank and Signature Bank are expected to result in modifications to or additional laws and regulations governing banks and bank holding companies, including increasing capital requirements, modifications to regulatory requirements with respect to liquidity risk management, deposit concentrations, capital adequacy, stress testing and contingency planning, and safe and sound banking practices, or enhanced supervisory or enforcement activities. Other legislative initiatives could detrimentally impact our operations in the future. Regulatory bodies may enact new laws, promulgate new regulations or view matters or interpret laws and regulations differently than they have in the past, or commence investigations or inquiries into our business practices. For example, the Biden Administration announced a government-wide effort to eliminate “junk fees” which could subject our business practices to even further scrutiny. The CFPB’s action on junk fees thus far has largely focused on fees associated with deposit products, such as “surprise” overdraft fees and non-sufficient funds fees. However, what constitutes a “junk fee” remains undefined. The CFPB is actively soliciting consumer input on fee practices associated with other consumer financial products or services, signaling that the “junk fee” initiative is likely to continue to broaden in scope. As a result of this regulatory focus, we have changed how we assess overdraft and non-sufficient funds fees and we may be required to implement additional changes based on regulatory directives or guidance. Such changes have led to and may continue to cause a reduction in our non-interest income thus impacting our overall net income.

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

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund ("DIF") at a specific level. Historically, unfavorable economic conditions increased bank failures and these additional bank failures decreased the DIF. Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the ratio of the DIF to total insured deposits to fall below the current statutory minimum of 1.35%. In order to restore the DIF to its statutorily mandated minimums, the FDIC significantly increased deposit insurance premium rates, including the Bank's, resulting in increased expenses. The revised assessment rate schedules became effective January 1, 2023, and were applicable to the first quarterly assessment period of 2023 (i.e., January 1 through March 31, 2023, with an invoice payment date of June 30, 2023). In November 2023, the FDIC approved a final rule to impose a special assessment to recover the losses to the deposit insurance fund resulting from the closures of Silicon Valley Bank and Signature Bank. Beginning in the first calendar quarter of 2024, the FDIC began collecting the special assessment and it is expected to continue collecting the special assessment for a total of eight quarters. The FDIC may further increase the assessment rates or impose additional special assessments in the future to restore and then steadily increase the DIF. FDIC insurance premiums could increase in the future in response to similar declining economic conditions. A material increase in the Bank's FDIC premiums could have an adverse effect on its business, financial condition and results of operations.

We are subject to various claims and litigation, which could result in significant expenses, losses and damage to our reputation.

We are, from time to time, subject to claims and proceedings related to our operations. These claims and legal actions could include supervisory or enforcement actions by our regulators, criminal proceedings by prosecutorial authorities, or civil claims by our customers, former customers, contractual counterparties, and current and former employees. We may also face class action lawsuits for, among other things, alleged violations of employment, state wage and hour and consumer protection laws. These claims could involve large monetary demands, including civil money penalties or fines imposed by government authorities, and significant defense costs. If such claims and legal actions are brought, and are not resolved in a manner favorable to the Company, they could result in financial liability and/or reputational harm, which could have a material adverse effect on our financial condition and results of operations.

Banking institutions are also increasingly the target of class action lawsuits, including claims alleging deceptive practices or violations of account terms in connection with non-sufficient funds or overdraft charges and violations of the Fair Labor Standards Act (“FLSA”). In 2022, the Bank paid $495,000 plus claims administrative expenses to settle a class action lawsuit related to allegations of improper assessments of overdraft and insufficient funds fees. In May 2024, we received court approval for the settlement of a class action claim related to alleged violations of the FLSA associated with claims for allegedly unpaid wages and overtime for certain of our non-exempt employees under which the Bank ultimately paid approximately $2.1 million. If another class action lawsuit is filed or determined adversely to us, or we were to enter into a settlement agreement in connection with such a matter, we could be exposed to monetary damages, reputational harm, or subject to limits on our ability to operate our business, which could have an adverse effect on our financial condition, and operating results.

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

The high-profile bank failures of 2023 generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. These market developments also negatively impacted customer confidence in the safety and soundness of regional banks. While the Department of the Treasury, the FRB, and the FDIC took steps to ensure that depositors of the failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly. If other bank failures occur and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, it could disrupt the financial services industry and customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations.

As a result of the bank failures, the FDIC imposed a special assessment to recoup losses to the deposit fund. If additional bank failures were to occur, we could face increased regulation of our industry, including increased compliance costs and limitations on our ability to pursue business opportunities; significantly higher Federal Deposit Insurance Corporation premiums or additional special assessments; adverse impacts on our stock price and volatility of our Common Stock; and increased competition for deposits due to a lack of consumer confidence in regional banks. If these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition.

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

We have significant investments in bank premises and equipment for our branch network as well as our retail work force and other branch banking assets. Advances in technology, as well as changing customer preferences for accessing our products and services, are requiring us to change our retail distribution strategy. As a result of the current market environment and customer behavior, we have undertaken a branch optimization strategy that has led to the closure, consolidation or sale of certain branches in our network. These actions could lead to losses on these assets or could adversely impact the carrying value of other long-lived assets and may lead to increased expenditures to renovate and reconfigure remaining branches or to otherwise further reform our retail distribution channel. In addition, any changes in our branch network strategy could adversely impact our business, financial condition or operations if it results in the loss of customers or deposits which we rely on as a low cost and stable source of funds for our loans and operations.

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

Substantially all of the Bank's loans are to individuals, businesses and real estate developers in the Pacific Northwest, California, Arizona, Utah, Texas, New Mexico and Nevada. As a result, our business depends significantly on general economic conditions in these market areas. A substantial increase in unemployment rates, or severe declines in housing prices and property values in any of these primary market areas could have a material adverse effect on our business due to a number of factors, including:

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

Foreclosure process issues and the potential legal and regulatory responses to them could negatively impact the process and timing to completion of foreclosures for residential mortgage lenders, including the Bank. During the COVID-19 pandemic, certain states in which we do business enacted temporary stays on evictions and foreclosures, or instituted a right to forbearance for homeowners experiencing financial hardship. Even before the adoption of these emergency policies, foreclosure timelines have increased in recent years due to, among other reasons, delays associated with the significant increase in the number of foreclosure cases as a result of economic downturns, additional consumer protection initiatives related to the foreclosure process and voluntary or mandatory programs intended to permit or require lenders to consider loan modifications or other alternatives to foreclosure. Should these stays or rights to forbearance be enacted again, or if new legislation is passed regarding residential foreclosures, we may be limited in our ability to take timely possession of real estate assets collateralizing loans, which may increase our loan losses. Increases in the foreclosure timeline could also result in increased costs, and may have an adverse effect on collateral values and our ability to minimize our losses.

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

Many competitors, including fintech companies, offer the same types of loan and deposit services that the Company offers. These competitors include national and multinational banks, other regional banks, savings associations, community banks, credit unions, fintechs, and other financial intermediaries. In particular, our competitors include national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations, launch new technologies and mount extensive promotional and advertising campaigns. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Many of our competitors have substantially greater resources to invest in technological improvements than we do. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. There can be no assurance that we will be able to successfully manage the risks associated with our increased dependency on technology. Additionally, recent technological breakthroughs have made it possible for other non-traditional competitors to enter the marketplace and compete for traditional banking services. Increased competition within our geographic market area may result in reduced loan originations and deposits. Ultimately, competition from current and future competitors may affect our business materially and adversely.

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

The Merger with Luther Burbank resulted in the Bank’s initial entry into the state of California. We have no operating experience in California, are new to this market area, and will be relying on the experience and expertise of Luther Burbank’s lending and business development officers to help with our transition. We may be unsuccessful in retaining those existing employees. The banking and financial services business in California is highly competitive. The entry of the Bank into California presents us with different competitive conditions, and we will be required to compete for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, fintechs, and other nonbank financial service providers in California. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Company. As a result, there can be no assurance that we will be able to compete effectively in California, and if we are unable to compete effectively in California, the benefits we were anticipating from the Merger may not be fully achieved, and our results of operations and financial conditions could be materially and adversely affected.

Security Ownership Risks

Our ability to pay dividends is subject to limitations that may affect our ability to continue to pay dividends to shareholders.

The Company is a separate legal entity from the bank subsidiary and does not have significant operations of its own. The availability of dividends from the Bank is limited by the Bank's earnings and capital, as well as various federal and state statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the Bank may not be able to pay dividends to the Company. If the Bank is unable to pay dividends to the Company, then we may not be able to pay dividends on our preferred or Common Stock to our shareholders. If the Bank's earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, then our liquidity may be affected and our stock price may be negatively affected by our inability to pay dividends, which will have an adverse impact on both the Company and our shareholders.

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

The market price of our Common Stock could fluctuate substantially in the future in response to a number of factors, including those discussed below. The market price of our Common Stock has in the past fluctuated significantly, including in 2023 as a result of the high-profile bank failures. We expect to see additional volatility in the financial markets due to the uncertainty caused by the continuing global conflicts, commodity shortages and price fluctuations, recent bank failures, uncertainty over the U.S. government debt ceiling, risks of government shutdowns and changing Federal Reserve policy. Some additional factors that may cause the price of our Common Stock to fluctuate include:

•general conditions in the financial markets and real estate markets.
•bank failures and the regulatory response.
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

The issuance of any additional shares of common or of preferred stock or convertible securities or the exercise of such securities could be substantially dilutive to existing shareholders. As we did for the Merger with Luther Burbank, we may also elect to use Common Stock to fund new acquisitions, which will further dilute existing shareholders. Holders of our Common Stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders.

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

Item 1B.              Unresolved Staff Comments

None.

Item 1C.              Cybersecurity

Cybersecurity risk management and strategy

We recognize the value of personal and financial information and are dedicated to protecting the confidentiality, integrity, and availability of our data and systems. From the Board of Directors to our Customer Service Representatives, all individuals at the organization are responsible for handling confidential data with care.

Our Information Security Program is aligned with applicable federal and state regulations, the Federal Financial Institutions Examination Council (FFIEC) Examination Guidance, and industry-accepted security standards such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework, which are at the forefront of cybersecurity guidelines for federal agencies in the U.S. We employ a defense in depth strategy that incorporates preventive, detective, and administrative safeguards including, but not limited to, advanced anti-malware and firewall technologies, anti-phishing and web filtering controls, robust patch management and vulnerability management processes, configuration hardening, participation with FS-ISAC (Financial Services Information Sharing and Analysis Center) for sharing and consuming threat information, and we perform regular security testing to evaluate our defenses against real-world threats. We have an extensive information security training program that aims to regularly educate our colleagues on current best practices on handling sensitive information and expectations for protecting the organization and our clients. All employees complete mandatory cybersecurity training on at least a quarterly basis, including how to identify phishing attacks. Colleagues are tested regularly with simulated social engineering attacks to ensure awareness and preparedness. As an additional risk mitigation measure, the Bank maintains cybersecurity insurance in the event that a material incident does occur.

The ability to mitigate cybersecurity risks is dependent upon an effective risk assessment process that identifies, measures, controls, and monitors material risks stemming from cybersecurity threats. These threats include any potential unauthorized activities occurring through the Company’s information systems that could adversely affect the confidentiality, integrity, or availability of the Company’s information systems or the data contained therein. The Company’s Information Security Program includes a comprehensive information security risk assessment process that incorporates the following elements:

•Identifying threats, measuring risk, defining information security requirements, and implementing controls to reduce risk.
•Identifying reasonably foreseeable internal and external threats that may lead to unauthorized disclosure, misuse, alteration, or destruction of sensitive information or information systems.
•Assessing the likelihood and potential damage posed by these threats, considering the degree of information sensitivity and the Company’s operations, inclusive of substantive changes to people, processes and technology.
•Aligning the Information Security Program with the Company’s enterprise-wide risk management program, which identifies, measures, mitigates, and monitors risk.
•Evaluating the adequacy of policies, procedures, information systems, and other arrangements designed to control identified risks.
•Providing input for internal and external auditors and independent third-party engagements, including in relation to third party operated penetration tests.
•Exercising risk oversight to conduct appropriate, risk-based due diligence and monitoring to understand risks associated with our third-party vendors and outsourced services.

The risk assessment process is designed to identify assets requiring risk reduction strategies and includes an evaluation of the key factors applicable to the operation. The Company conducts a variety of information security assessments throughout the year, both internally and through third-party specialists. We partner with the Cybersecurity and Infrastructure Security Agency (CISA), under the Department of Homeland Security, to conduct regular vulnerability scanning against our public facing assets, and on a recurring basis we partner with outside firms to conduct thorough security assessments against our external and internal environment. Results of those assessments are further evaluated, and remediation activity is prioritized.

Our cybersecurity and IT teams prepare for and respond to cybersecurity attacks and incidents, including defending against unauthorized access to our systems, and crafting response plans intended to significantly reduce impacts on operations and customers. We understand that cyber threats are unwavering and evolving in this digital age, and because of that we continue to increase investments in people and technology to help us mature our practices and maintain confidence in our ability to safeguard our assets. While cybersecurity risks have the potential to materially affect the Company’s business, financial condition, and results of operations, the Company does not believe that risks from cybersecurity threats or attacks, including as a result of any previous cybersecurity incidents, have materially affected the Company, including our business strategy, results of operations or financial condition. With regard to the possible impact of future cybersecurity threats or incidents, see Item 1A, Risk Factors.

Cybersecurity Governance

The Risk Management Committee ("RMC") and the Technology Committee of our Board of Directors oversee the company's approach to managing cybersecurity risks. On a quarterly basis, the Board committees receive a comprehensive update from management on our cybersecurity risk management strategy. This includes information on emerging threats, the company’s cybersecurity posture, progress toward risk mitigation goals, significant cybersecurity incidents or developments, and the steps management has taken to address these risks. During these sessions, the Board committees typically review materials detailing current and potential risks, as well as the company’s capacity to mitigate those risks. The committee also engages in discussions with our Chief Information Security Officer and Chief Information Officer about these matters. Additionally, Board committee members are encouraged to engage in ongoing, informal conversations with management regarding cybersecurity news and updates to our risk management and strategy initiatives. Material cybersecurity risks are also reviewed during Board discussions on key topics such as enterprise risk management, operational budgeting, business continuity planning, mergers and acquisitions, and brand management. Three individuals on the Board of Directors have deep technology expertise, while one of those individuals is responsible for leading cloud security at a Fortune 50 technology company.

Our cybersecurity risk management and strategy are overseen by our Chief Information Security Officer, who leads a team with decades of combined experience in information security management, cybersecurity strategy development, and the implementation of effective cybersecurity programs. The team holds a variety of relevant degrees and professional certifications.

These members of management are responsible for overseeing and monitoring the prevention, mitigation, detection, and remediation of cybersecurity incidents as part of their involvement in the cybersecurity risk management and strategy processes, including the execution of our incident response plan.

Item 2.                 Properties

The Company owns the building in which its principal executive offices are located in Seattle, Washington, as well as certain branch properties. The Company evaluates on a continuing basis the suitability and adequacy of its offices, both branches and administrative centers, and has opened, relocated, remodeled or closed locations as necessary to maintain efficient and attractive premises. For further information on these activities, see Notes J and N to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

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

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Common Stock

The Company’s Common Stock is traded on the Nasdaq Global Select Market of The Nasdaq Stock Market LLC under the symbol “WAFD.” At September 30, 2024, the number of shareholders of record was 994. This figure does not represent the actual number of beneficial owners of Common Stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.

Additional information about stock options and other equity compensation plans is included in Note Q to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

The Company’s ability to pay dividends is subject to bank regulatory requirements, including (but not limited to) the capital adequacy regulations and policies established by the Board of Governors of the Federal Reserve System. The Board of Directors' dividend policy is to review our financial performance, capital adequacy, regulatory compliance and cash resources on a quarterly basis, and, if such review is favorable, to declare and pay a quarterly cash dividend to common shareholders.

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

Issuer Purchases of Equity Securities

The Company’s stock repurchase program was publicly announced by the Board of Directors on February 3, 1995 and has no expiration date. Under this program, a total of 86,956,264 shares of the Company’s Common Stock have been authorized for repurchase. The following table shows the share repurchases made for the three months ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2024 to July 31, 2024	1,551	$34.69	—	11,501,005
August 1, 2024 to August 31, 2024	3,016	33.80	—	11,501,005
September 1, 2024 to September 30, 2024	2,607	36.08	—	11,501,005
Total	7,174	$34.82	—	11,501,005

Performance Graphs

The following graphs compare the cumulative total return to WaFd shareholders (stock price appreciation plus reinvested dividends) to the cumulative total return of the Nasdaq Stock Market Index (U.S. Companies) and the KBW Bank Index for the five year period ended September 30, 2024, and since WaFd first became a publicly traded company on November 9, 1982, respectively. The graphs assume that $100 was invested on September 30, 2019, and November 9, 1982, respectively, in WaFd Common Stock, the Nasdaq Stock Market Index and the Nasdaq Financial Stocks Index, and that all dividends were reinvested. Management of WaFd cautions that the stock price performance shown in the graphs below should not be considered indicative of potential future stock price performance.

$250
$225
$200
$175
$150
$125
$100
$75
$50
2019
2020
2021
2022
2023
2024
WAFD
NASDAQ INDEX
KBW Bank Index

$20,100
$15,100
$10,100
$5,100
$100
1982
1983
1984
1985
1986
1987
1988
1989
1990
1991
1992
1993
1994
1995
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
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

In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. For management's review of the factors that affected our results of operations for the years ended September 30, 2023 and 2022, refer to our Annual Report on Form 10-K for the year ended September 30, 2023, which was filed with the Securities and Exchange Commission on November 17, 2023.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business Combinations. The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity recognizes the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. This method often involves estimates based on third party valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill.
Assets acquired and liabilities assumed from contingencies must also be recognized at fair value if the fair value can be determined during the measurement period. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. Fair values are subject to refinement over the measurement period, not to exceed one year after the closing date.
Management uses various valuation methodologies to estimate the fair value of acquired assets and liabilities which often involve a significant degree of judgement. Changes in the assumptions utilized within these valuations, including downturns in economic or business conditions, could have a significant adverse impact on the carrying value of assets which could result in impairment losses affecting the Company's financial statements as a whole.
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

When performing the quantitative assessment of goodwill impairment, we estimate the fair value of our reporting unit using the market capitalization approach, based on quoted market prices of our securities, adjusted for the effect of a control premium. Based on the results of the annual quantitative evaluation for 2024, the fair value of our single reporting unit exceeded its respective carrying value and did not result in impairment for the reporting unit.

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
Select information regarding the ACL is under the "Allowance for Credit Losses" heading within this section below. For further details on the ACL, business combinations or goodwill, see Notes A, B, and E to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ALLOWANCE FOR CREDIT LOSSES
The following table provides detail regarding the Company's allowance for credit losses.

Twelve Months Ended September 30,	2024	2023	2022	2021	2020
	(In thousands)
Beginning balance	$177,207	$172,808	$171,300	$166,955	$131,534
Charge-offs:
Commercial loans
Multi-Family	—	—	—	—	—
Commercial Real Estate	203	—	529	—	111
Commercial & Industrial Loans	2,611	45,856	1,202	31	4,196
Construction	—	—	—	—	—
Land – Acquisition & Development	149	—	11	2	11
Total commercial loans	2,963	45,856	1,742	33	4,318
Consumer loans
Single-Family Residential	144	34	—	106	131
Construction – Custom	—	—	—	—	—
Land – Consumer Lot Loans	—	—	27	—	237
HELOC	—	—	—	—	—
Consumer	518	580	370	286	1,069
Total consumer loans	662	614	397	392	1,437
	3,625	46,470	2,139	425	5,755
Recoveries:
Commercial loans
Multi-Family	—	—	—	—	498
Commercial Real Estate	4	103	984	2,789	2,447
Commercial & Industrial Loans	1,069	93	73	92	443
Construction	—	—	2,179	—	188
Land – Acquisition & Development	105	78	70	622	2,070
Total commercial loans	1,178	274	3,306	3,503	5,646
Consumer loans
Single-Family Residential	381	568	1,002	2,026	1,394
Construction – Custom	1	—	—	—	—
Land – Consumer Lot Loans	58	23	48	168	639
HELOC	4	2	351	52	95
Consumer	647	502	940	1,021	1,252
Total consumer loans	1,091	1,095	2,341	3,267	3,380
	2,269	1,369	5,647	6,770	9,026
Net charge-offs (recoveries)	1,356	45,101	(3,508)	(6,345)	(3,271)
ASC 326 Adoption Impact	—	—	—	—	17,750
Provision (release) for loan losses and transfers	27,902	49,500	(2,000)	(2,000)	14,400
Ending balance (1)	$203,753	$177,207	$172,808	$171,300	$166,955
Ratio of net charge-offs (recoveries) to average loans outstanding	0.01%	0.26%	(0.02)%	(0.05)%	(0.03)%
(1) This does not include a reserve for unfunded commitments of $21,500,000, $24,500,000, $32,500,000, $27,500,000 and $25,000,000 as of September 30, 2024, 2023, 2022, 2021 and 2020 respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table shows changes in the Company's allowance for credit losses since the prior year.

	September 30, 2024	September 30, 2023	$ Change	% Change
(In thousands)
Allowance for credit losses:
Commercial loans
Multi-family	$25,248	$13,155	$12,093	92%
Commercial real estate	39,210	28,842	10,368	36%
Commercial & industrial	58,748	58,773	(25)	—%
Construction	22,267	29,408	(7,141)	(24)%
Land - acquisition & development	7,900	7,016	884	13%
Total commercial loans	153,373	137,194	16,179	12%
Consumer loans
Single-family residential	40,523	28,029	12,494	45%
Construction - custom	1,427	2,781	(1,354)	(49)%
Land - consumer lot loans	2,564	3,512	(948)	(27)%
HELOC	3,049	2,859	190	7%
Consumer	2,817	2,832	(15)	(1)%
Total consumer loans	50,380	40,013	10,367	26%
Total allowance for loan losses	203,753	177,207	26,546	15%
Reserve for unfunded commitments	21,500	24,500	(3,000)	(12)%
Total allowance for credit losses	$225,253	$201,707	$23,546	12%

The allowance for loan losses increased by $26,546,000, or 14.98%, from $177,207,000 as of September 30, 2023, to $203,753,000 at September 30, 2024. As of September 30, 2024, the allowance of $203,753,000 is for loans that are evaluated on a pooled basis, which was comprised of $144,848,000 related to the quantitative component and $58,905,000 related to management's qualitative overlays. The fluctuations that resulted in the overall increase from the prior year can be seen in the table above. The allowance for multi-family and single-family residential loans increased largely as a result of the Merger. The allowance for both consumer and commercial construction loans decreased as projects were completed and transitioned to CRE and single-family loans which also contributed to increases.
The Company recorded a provision for credit losses of $17,500,000 in 2024, compared to a provision of $41,500,000 for 2023. These amounts are net of provision and recapture related to the unfunded commitments reserve. In 2024, provisioning included the initial provision of $16,000,000 recorded on LBC loans acquired, as well as adjustments resulting from qualitative considerations such as prolonged and intensified borrower sensitivity to high interest rates and operating costs due to inflationary pressures. For the year ended September 30, 2024, net charge-offs were $1,356,000, compared to charge-offs of $45,101,000 in the prior year. The ratio of the total ACL to total gross loans decreased to 1.01% as of September 30, 2024, as compared to 1.03% as of September 30, 2023. The decrease was primarily related to a shift in mix of loan types within the portfolio. Loan portfolios with lower historical losses, like multi-family and single family residential saw increased balances as a result of the Merger while those with higher historical losses, like construction, saw decreases.
The reserve for unfunded loan commitments was $21,500,000 as of September 30, 2024, compared to $24,500,000 as of September 30, 2023.
Management believes the total ACL is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the amount of the Bank’s allowance for loan losses by loan portfolio and class.

September 30,	2024			2023			2022			2021			2020
	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)
	($ in thousands)
Commercial loans
Multi-family	$25,248	21.7%	0.6%	$13,155	16.4%	0.5%	$12,013	16.2%	0.5%	$16,949	16.3%	0.8%	$13,853	11.8%	0.9%
Commercial real estate	39,210	17.7	1.1	28,842	18.8	0.9	25,814	19.1	0.8	23,437	17.4	1.0	22,516	14.4	1.2
Commercial & industrial	58,748	10.9	2.6	58,773	12.9	2.6	57,210	14.2	2.5	45,957	16.3	2.0	38,665	16.5	1.8
Construction	22,267	6.7	1.6	29,408	10.4	1.6	26,161	8.7	1.9	25,585	7.9	2.3	24,156	10.5	1.8
Land – acquisition & development	7,900	0.7	5.2	7,016	0.9	4.7	12,278	1.3	5.8	13,447	1.3	7.5	10,733	1.2	7.0
Total commercial loans	153,373			137,194			133,476			125,375			109,923
Consumer loans
Single-family residential	40,523	39.4	0.5	28,029	36.4	0.4	25,518	35.4	0.4	30,978	35.5	0.6	45,186	40.8	0.9
Construction – custom	1,427	0.9	0.8	2,781	1.8	0.9	3,410	2.4	0.9	4,907	2.5	1.4	3,555	2.3	1.2
Land – consumer lot loans	2,564	0.5	2.4	3,512	0.7	2.9	5,047	0.9	3.4	4,939	1.0	3.4	2,729	0.8	2.7
HELOC	3,049	1.3	1.1	2,859	1.3	1.2	2,482	1.3	1.2	2,390	1.2	1.5	2,571	1.1	1.8
Consumer	2,817	0.3	4.0	2,832	0.4	4.2	2,875	0.5	4.0	2,711	0.6	3.2	2,991	0.6	3.6
Total consumer loans	50,380			40,013			39,332			45,925			57,032
Total allowance for loan losses (3)	$203,753	100%		$177,207	100%		$172,808	100%		$171,300	100%		$166,955	100%
 ___________________
(1)Represents the loans receivable for each respective loan class as a % of total loans receivable.
(2)Represents the allowance for each respective loan class as a % of loans receivable for that same loan class. The underlying commercial & industrial loan balances for September 30, 2023, 2022, 2021, 2020 include PPP loans for which no allowance was recorded. These PPP loan balances were $1,000,000, $10,000,000, $312,000,000 and $745,000,000 as of September 30, 2023, 2022, 2021 and 2020 respectively.
(3)This does not include a reserve for unfunded commitments of $21,500,000, $24,500,000, $32,500,000, $27,500,000 and $25,000,000 as of September 30, 2024, 2023, 2022, 2021 and 2020, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ASSET QUALITY

Modifications to Borrowers Experiencing Financial Difficulty. Loans may be modified as the result of borrowers experiencing financial difficulty needing relief from the contractual terms of their loan. Most loan modifications to borrowers experiencing financial difficulty are accruing and performing loans where the borrower has approached the Bank about modification due to temporary financial difficulties. Each request for modification is individually evaluated for merit and likelihood of success. Often a term extension is needed in the short term in order to evaluate the need for further corrective action. Payment delays and interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans.
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
Loans are placed on non-accrual status when, in the judgment of management, the probability of collecting interest or principal is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Bank does not accrue interest on loans 90 days past due or more. See Note A to the Consolidated Financial Statements included in Item 8 hereof for additional information.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth information regarding the Bank's non-performing assets.

September 30,	2024	2023	2022	2021	2020
	(In thousands)
Commercial loans
Multi-family	18,743	5,127	5,912	475	—
Commercial real estate	26,362	23,435	4,691	8,038	3,771
Commercial & industrial	—	6,082	5,693	365	329
Construction	1,120	—	—	505	1,669
Land – acquisition & development	74	—	—	2,340	—
Total commercial loans	46,299	34,644	16,296	11,723	5,769
Consumer loans
Single-family residential	21,488	14,918	17,450	19,320	22,431
Construction – custom	848	88	435	—	—
Land – consumer lot loans	—	9	84	359	243
HELOC	596	736	233	287	553
Consumer	310	27	36	60	60
Total consumer loans	23,242	15,778	18,238	20,026	23,287
Total non-accrual loans (1)	69,541	50,422	34,534	31,749	29,056
Real estate owned	4,567	4,149	6,667	8,204	4,966
Other property owned	3,310	3,353	3,353	3,672	3,673
Total non-performing assets	$77,418	$57,924	$44,554	$43,625	$37,695
Total non-performing assets to total assets	0.28%	0.26%	0.21%	0.22%	0.20%
(1)    For the year ended September 30, 2024, the Bank recognized $1,775,000 in interest income on cash payments received from borrowers on non-accrual loans. The Bank would have recognized interest income of $3,081,000 for the same period had these loans performed according to their original contract terms. The recognized interest income may include more than twelve months of interest for some of the non-accrual loans that were brought current or paid off. In addition to the non-accrual loans reflected in the above table, the Bank had $356,893,000 of loans that were less than 90 days delinquent at September 30, 2024 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total non-performing assets and performing restructured loans as a percent of total assets would have increased to 1.55% at September 30, 2024. For a discussion of the Bank's policy for placing loans on non-accrual status, see Note A to the Consolidated Financial Statements included in Item 8 of this report.

Non-performing assets increased 33.7% to $77,418,000, or 0.28% of total assets, at September 30, 2024, compared to $57,924,000, or 0.26% of total assets, at September 30, 2023. The increase was primarily a result of an increase of $19,119,000 in non-accrual loans partially offset by a $418,000 increase in real estate owned. Other property owned of $3,310,000 as of September 30, 2024 is comprised entirely of a government guarantee related to equipment obtained via a commercial loan foreclosure.

As of September 30, 2024, real estate owned totaled $4,567,000, an increase of $418,000, or 10.1%, from $4,149,000 as of September 30, 2023. During 2024, the Bank sold real estate owned properties for total net proceeds of $6,802,000. The majority of REO properties are former bank premises that are expected to be sold.
The ratio of the allowance for loan losses to non-accrual loans decreased to 293% as of September 30, 2024, from 351% as of September 30, 2023.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents: Cash and cash equivalents increased to $2,381,102,000 at September 30, 2024, as compared to $980,649,000 at September 30, 2023. This increase reflects cash received from LBC as a result of the Merger combined with cash received from the recent LBC multi-family and LBC single-family residential loan portfolio sales, offset by pay-downs on borrowings.
Available-for-sale investment securities: Available-for-sale securities increased $577,612,000, or 29.0%, during the year ended September 30, 2024, to $2,572,709,000, due to the addition of $516,308,000 in AFS investments obtained in the Merger combined with normal investing activity. During this time, the Bank had purchases of $549,159,000 offset by principal repayments and maturities of $386,564,000 and sales of $182,682,000. As of September 30, 2024, the Company had a net unrealized loss on available-for-sale securities of $44,168,000, which is recorded net of tax within AOCI, compared to an unrealized loss of $123,519,000 as of September 30, 2023.
Substantially all of the Company’s AFS debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The remaining securities are issued by highly-rated municipalities or corporate borrowers. The Company does not believe that any of its AFS debt securities have credit loss impairment as of September 30, 2024, therefore, no allowance was recorded. The impact going forward will depend on the composition, characteristics, and credit quality of the securities portfolios as well as the economic conditions at future reporting periods.
Held-to-maturity investment securities: Held-to-maturity securities increased by $13,386,000 to $436,972,000, or 3.2%, during the year ended September 30, 2024, largely due to the purchase of $47,092,000 of HTM securities. These purchases were offset by principal repayments and maturities of $36,013,000 during the period. The increase also included $2,570,000 in HTM securities obtained in the Merger. There were no held-to-maturity securities sold during the year ended September 30, 2024. As of September 30, 2024, the net unrealized loss on held-to-maturity securities was $35,926,000, compared to $68,398,000 the year prior, which management attributes to the change in interest rates since acquisition.
Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss, thus the Company did not record an allowance for credit losses for HTM securities as of September 30, 2024. The impact going forward will depend on the composition, characteristics, and credit quality of the securities portfolios as well as the economic conditions at future reporting periods.
The table below shows the available-for-sale and held-for-investment securities portfolios categorized by contractual maturity band.

September 30, 2024	Amortized Cost	Weighted Average Yield
	($ in thousands)
Due in less than 1 year	$49,384	4.70%
Due after 1 year through 5 years	354,344	5.12
Due after 5 years through 10 years	484,630	4.99
Due after 10 years	2,165,491	4.47
	$3,053,849	4.63%

For further information on our investment portfolio, see Note C to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.
Loans receivable: Loans receivable, net of related contra accounts, increased $3,439,804,000, or 19.7%, to $20,916,354,000 at September 30, 2024, from $17,476,550,000 one year earlier. The increase resulted primarily from the addition of loans obtained in the Merger. The balance change also reflects originations of $3,632,071,000, a decrease to loans-in-process of $886,142,000 and principal repayments of $4,302,359,000 during the year ended September 30, 2024. Commercial loan originations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
accounted for 72.5% of total originations and consumer originations were 27.5% as the Bank continues to focus on commercial lending, coupled with growing economies in all major markets in which we operate.
The following table presents loan balances by category and the year-over-year change.

	September 30, 2024		September 30, 2023		Change
	($ in thousands)		($ in thousands)		$	%
Gross loans by category
Commercial loans
Multi-family	$4,658,119	20.8%	$2,907,086	14.8%	$1,751,033	60.2%
Commercial real estate	3,757,040	16.8	3,344,959	17.0	412,081	12.3
Commercial & industrial	2,337,139	10.5	2,321,717	11.8	15,422	0.7
Construction	2,174,254	9.7	3,318,994	16.9	(1,144,740)	(34.5)
Land - acquisition & development	200,713	0.9	201,538	1.0	(825)	(0.4)
Total commercial loans	13,127,265	58.7	12,094,294	61.6	1,032,971	8.5
Consumer loans
Single-family residential	8,399,030	37.6	6,451,270	32.8	1,947,760	30.2
Construction - custom	384,161	1.7	672,643	3.4	(288,482)	(42.9)
Land - consumer lot loans	108,791	0.5	125,723	0.6	(16,932)	(13.5)
HELOC	266,151	1.2	234,410	1.2	31,741	13.5
Consumer	73,998	0.3	70,164	0.4	3,834	5.5
Total consumer loans	9,232,131	41.3	7,554,210	38.4	1,677,921	22.2
Total gross loans	22,359,396	100%	19,648,504	100%	2,710,892	13.8%
Less:
Allowance for loan losses	203,753		177,207		26,546	15.0
Loans in process	1,009,798		1,895,940		(886,142)	(46.7)
Net deferred fees, costs and discounts	229,491		98,807		130,684	132.3
Total loan contra accounts	1,443,042		2,171,954		(728,912)	(33.6)
Net loans	$20,916,354		$17,476,550		$3,439,804	19.7%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table summarizes the Bank’s loan portfolio balances, at amortized cost, due for the periods indicated based on contractual terms to maturity or repricing.

September 30, 2024	Total	Less than 1 Year	1 to 5 Years	5 to 15 Years	After 15 Years
	(In thousands)
Commercial loans
Multi-family	$4,556,200	$1,586,041	$2,176,256	$763,382	$30,521
Commercial real estate	3,732,155	1,555,937	1,265,459	902,615	8,144
Commercial & industrial	2,332,732	1,641,047	428,061	241,421	22,203
Construction	1,424,016	924,460	194,311	299,360	5,885
Land - acquisition & development	160,317	158,229	583	1,505	—
Total commercial loans	12,205,420	5,865,714	4,064,670	2,208,283	66,753
Consumer loans
Single-family residential	8,280,300	214,643	1,159,297	552,155	6,354,205
Construction - custom	182,415	194	101	86,467	95,653
Land - consumer lot loans	108,060	7,482	3,011	10,906	86,661
HELOC	269,857	269,806	51	—	—
Consumer	74,055	40,058	2,797	31,197	3
Total consumer loans	8,914,687	532,183	1,165,257	680,725	6,536,522
	$21,120,107	$6,397,897	$5,229,927	$2,889,008	$6,603,275

The contractual loan payment period for residential mortgage loans originated by the Bank normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans typically have a weighted average life of approximately eight years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide information regarding loans receivable by loan class and geography.

September 30, 2024	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	(In thousands)
Washington	$428,523	$574,996	$833,736	$199,969	$40,649	$3,368,534	$98,913	$56,961	$31,586	$137,862	$5,771,729
Oregon	714,610	441,494	190,806	97,219	50,796	907,906	13,164	12,975	226	34,334	2,463,530
Arizona	608,313	480,988	101,431	248,924	2,328	804,752	18,617	18,121	5,237	30,395	2,319,106
Utah	625,499	349,972	126,166	283,178	45,663	601,062	17,805	2,195	18,797	14,714	2,085,051
Texas	446,099	848,678	717,559	326,700	6,595	143,633	1,205	200	2	4,870	2,495,541
New Mexico	152,498	263,964	14,643	92,572	4,781	215,585	4,272	2,481	294	10,763	761,853
Idaho	178,490	185,325	36,026	68,832	5,018	405,089	15,607	9,480	45	20,661	924,573
Nevada	170,191	173,063	61,007	37,756	4,487	305,732	12,832	5,647	2,041	10,844	783,600
California	1,137,134	223,589	134,347	29,131	—	1,503,510	—	—	9,498	397	3,037,606
Other	94,843	190,086	117,011	39,735	—	24,497	—	—	6,329	5,017	477,518
	$4,556,200	$3,732,155	$2,332,732	$1,424,016	$160,317	$8,280,300	$182,415	$108,060	$74,055	$269,857	$21,120,107

Percentage by geographic area
September 30, 2024	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	As % of total gross loans
Washington	1.9%	2.7%	3.9%	0.9%	0.3%	15.9%	0.5%	0.3%	0.2%	0.7%	27.3%
Oregon	3.4	2.1	0.9	0.5	0.3	4.2	0.1	0.1	—	0.1	11.7
Arizona	2.9	2.3	0.4	1.2	—	3.9	0.1	0.1	—	0.1	11.0
Utah	3.1	1.7	0.6	1.3	0.2	2.8	—	—	0.1	0.1	9.9
Texas	2.1	4.0	3.4	1.6	—	0.7	—	—	—	—	11.8
New Mexico	0.8	1.2	0.1	0.4	—	1.0	—	—	—	0.1	3.6
Idaho	0.8	0.9	0.2	0.3	—	1.9	0.1	—	—	0.1	4.3
Nevada	0.8	0.8	0.3	0.2	—	1.4	0.1	—	—	0.1	3.7
California	5.4	1.1	0.6	0.1	—	7.2	—	—	—	—	14.4
Other	0.4	0.9	0.6	0.2	—	0.2	—	—	—	—	2.3
	21.6%	17.7%	11.0%	6.7%	0.8%	39.2%	0.9%	0.5%	0.3%	1.3%	100%

Percentage by geographic area as a % of each loan type
September 30, 2024	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC
	As % of total gross loans
Washington	9.4%	15.4%	35.7%	14.0%	25.4%	40.7%	54.2%	52.7%	42.7%	51.1%
Oregon	15.7	11.8	8.2	6.8	31.7	11.0	7.2	12.0	0.3	12.7
Arizona	13.4	12.9	4.3	17.5	1.4	9.7	10.2	16.7	7.1	11.3
Utah	13.7	9.4	5.4	19.9	28.5	7.3	9.8	2.0	25.4	5.5
Texas	9.8	22.7	30.8	22.9	4.1	1.7	0.7	0.2	—	1.8
New Mexico	3.3	7.1	0.6	6.5	3.0	2.6	2.3	2.3	0.4	4.0
Idaho	3.9	5.0	1.5	4.8	3.1	4.9	8.6	8.8	0.1	7.7
Nevada	3.7	4.6	2.6	2.6	2.8	3.7	7.0	5.2	2.8	4.0
California	25.0	6.0	5.8	2.0	—	18.1	—	—	12.8	0.1
Other	2.1	5.1	5.0	2.8	—	0.3	—	—	8.5	1.9
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table shows the change in the geographic distribution by state of the loan portfolio since the prior year.

September 30,	2024	2023	Change
Washington	27.3%	31.0%	(3.7)
Oregon	11.7	13.3	(1.6)
Arizona	11.0	13.9	(2.9)
Utah	9.9	11.0	(1.1)
Texas	11.8	13.6	(1.8)
New Mexico	3.6	4.2	(0.6)
Idaho	4.3	5.1	(0.8)
Nevada	3.7	4.1	(0.4)
California	14.4	1.5	12.9
Other (1)	2.3	2.3	—
	100%	100%
(1) Includes loans from outside of our nine state footprint.

Allowance for credit losses: For details, see the “Allowance for Credit Losses" section above in this report.

Non-performing assets: For details, see the “Asset Quality" section above in this report.

Real estate owned: For details, see the “Asset Quality" section above in this report.

Interest receivable: Interest receivable was $102,827,000 as of September 30, 2024, an increase of $15,824,000, or 18.2%, since September 30, 2023. The increase was the result of a 19.7% increase in loans receivable combined with the increase in interest rates.

Bank Owned Life Insurance: Bank-owned life insurance increased to $267,633,000 as of September 30, 2024 from $242,919,000 as of September 30, 2023, primarily as a result of policies obtained in the Merger. The investments in bank-owned life insurance serve to assist in funding growing employee benefit costs.
Intangible assets: The Bank's intangible assets totaled $448,425,000 at September 30, 2024 compared to $310,619,000 as of September 30, 2023. The increase is largely the result of the Merger which created $104,707,000 in Goodwill and a Core Deposit Intangible balance of $37,022,000. The balance at September 30, 2024 is comprised of $411,360,000 of goodwill and the unamortized balance of the core deposit and other intangibles of $37,065,000.

Customer accounts: As of September 30, 2024, customer deposits totaled $21,373,970,000 compared with $16,070,329,000 at September 30, 2023, a $5,303,641,000, or 33.0%, increase largely due to deposits obtained in the Merger. During 2024, transaction accounts increased by $1,051,872,000 or 9.8% while time deposits increased by $4,251,769,000 or 80.1% as 66% of the LBC customer accounts were time deposits.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table shows customer deposits by account type.

	September 30, 2024			September 30, 2023
($ in thousands)	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
Non-interest checking	$2,500,467	11.7%	—%	$2,706,448	16.8%	—%
Interest checking	4,486,444	21.0	2.89	3,882,715	24.2	2.28
Savings	718,560	3.4	0.23	817,547	5.1	0.21
Money market	4,111,714	19.2	2.22	3,358,603	20.9	1.48
Time deposits	9,556,785	44.7	4.58	5,305,016	33.0	3.77
Total	$21,373,970	100%	3.09%	$16,070,329	100%	2.12%

The following table shows the geographic distribution by state for customer deposits.

($ in thousands)	September 30, 2024		September 30, 2023		$ Change	% Change
Washington	$8,528,608	39.9%	$7,627,674	47.5%	$900,934	11.8%
Oregon	2,696,243	12.6	2,820,338	17.5	(124,095)	(4.4)%
Arizona	1,619,101	7.6	1,635,345	10.2	(16,244)	(1.0)%
New Mexico	1,622,534	7.6	1,474,986	9.2	147,548	10.0%
Idaho	949,025	4.4	972,424	6.1	(23,399)	(2.4)%
Utah	584,001	2.7	662,192	4.1	(78,191)	(11.8)%
Nevada	527,704	2.5	495,794	3.1	31,910	6.4%
Texas	398,736	1.9	381,576	2.4	17,160	4.5%
California	4,448,018	20.8	—	—	—	—%
	$21,373,970	100%	$16,070,329	100%	$855,623	5.3%

The following table sets forth, by various interest rate categories, the amount of fixed-rate time deposits that mature during the periods indicated.

	Maturing in
September 30, 2024	1 to 3 Months	4 to 6 Months	7 to 12 Months	13 to 24 Months	25 to 36 Months	37 to 60 Months	Total
	(In thousands)
Fixed-rate time deposits:
Under 1.00%	$39,029	$1,434	$—	$10,996	$21,104	$10,371	$82,934
1.00% to 1.99%	—	339	—	—	2,056	—	2,395
2.00% to 2.99%	242	1,113	—	—	—	1,985	3,340
3.00% to 3.99%	—	762	234,175	110,743	—	—	345,680
4.00% to 4.99%	2,730,599	3,135,921	2,002,063	376,209	—	—	8,244,792
5.00% and higher	153,429	710	306,963	316,598	—	99,944	877,644
Total	$2,923,299	$3,140,279	$2,543,201	$814,546	$23,160	$112,300	$9,556,785

Historically, a significant number of time deposit account holders roll over their balances into new time deposits of the same term at the Bank’s then current rate. To ensure a continuity of this trend, the Bank expects to continue to offer market rates of interest. The ability to retain maturing time deposits is difficult to project; however, the Bank believes that by competitively pricing these certificates, roll-over levels deemed appropriate by management can be achieved on a continuing basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
At September 30, 2024, the Bank had $4,024,661,000 of time deposits in amounts of $250,000 or more outstanding, maturing as follows: $1,057,121,000 within 3 months; $1,277,315,000 over 3 months through 6 months; $1,030,587,000 over 6 months through 12 months; and $659,638,000 thereafter.
Time deposits with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year but less than four years, the penalty is 180 days of interest. When the maturity is greater than four years, the penalty is 365 days of interest. Early withdrawal penalty fee income for the years ended 2024, 2023 and 2022 amounted to $1,082,000, $1,618,000 and $267,000, respectively.
For additional details on customer accounts, including uninsured deposits, see Note K to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this report.

Borrowings: Total borrowings decreased to $3,267,589,000 as of September 30, 2024, as compared to $3,650,000,000 at September 30, 2023. The weighted average rate for borrowings was 3.93% as of September 30, 2024, versus 3.98% at September 30, 2023, the decrease being primarily due to higher rates on new short-term borrowings. The Bank has entered into interest rate swaps to hedge interest rate risk and convert certain FHLB advances to fixed rate payments. Taking into account these hedges, the weighted average effective maturity of FHLB advances at September 30, 2024 was 2.34 years.

RESULTS OF OPERATIONS
COMPARISON OF 2024 RESULTS WITH 2023
Net Income: Net income decreased $57,385,000, or 22.3%, to $200,041,000 for the year ended September 30, 2024, as compared to $257,426,000 for the year ended September 30, 2023. The change was due to the factors described below.
Net Interest Income: For the year ended September 30, 2024, net interest income was $660,832,000, a decrease of $29,402,000 or 4.3% from the year ended September 30, 2023. Net interest margin was 2.69% for the year ended September 30, 2024 compared to 3.40% in the prior year. The decrease was the result of the combination of greater growth in interest-bearing liabilities balances than in interest-paying assets and a larger increase in the rate paid on those liabilities compared to the rates earned on interest-earning assets. Average interest-bearing liabilities grew by 27.2% while average interest-earning assets grew by 20.8%. Rates on interest-bearing liabilities increased by 128 basis points outpacing the 46 basis points increase in the average rate on interest-earning assets.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Twelve Months Ended September 30,
	2024 vs. 2023 Increase (Decrease) Due to			2023 vs. 2022 Increase (Decrease) Due to			2022 vs. 2021 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)			(In thousands)
Interest income:
Loan portfolio	$189,770	$76,011	$265,781	$87,565	$210,911	$298,476	$74,710	$(10,778)	$63,932
Mortgage-backed securities	8,129	8,469	16,598	5,760	11,092	16,852	(3,101)	4,725	1,624
Investments (1)	34,219	12,157	46,376	(13,400)	74,668	61,268	(9,347)	18,540	9,193
All interest-earning assets	232,118	96,637	328,755	79,925	296,671	376,596	62,262	12,487	74,749
Interest expense:
Customer accounts	75,680	219,521	295,201	570	193,622	194,192	2,170	(1,442)	728
Borrowings	38,609	24,347	62,956	38,084	48,675	86,759	(9,002)	(6,457)	(15,459)
All interest-bearing liabilities	114,289	243,868	358,157	38,654	242,297	280,951	(6,832)	(7,899)	(14,731)
Change in net interest income	$117,829	$(147,231)	$(29,402)	$41,271	$54,374	$95,645	$69,094	$20,386	$89,480
(1)Includes interest on cash equivalents and dividends on stock of the FHLB of Des Moines, the FHLB of San Francisco and FRB of San Francisco.

Provision for Credit Losses: The Company recorded a provision for credit losses of $17,500,000 in 2024, compared to a provision of $41,500,000 for 2023. In 2024, the provision included the initial provision of $16,000,000 recorded on LBC loans acquired, as well as adjustments resulting from qualitative considerations such as prolonged and intensified borrower sensitivity to high interest rates and operating costs due to inflationary pressures. For the year ended September 30, 2024, net charge-offs were $1,356,000, compared to $45,101,000 in the prior year.

Non-interest Income: Non-interest income was $60,692,000 for the year ended September 30, 2024, an increase of $8,491,000, or 16.3%, from $52,201,000 for the year ended September 30, 2023. The increase in other income is primarily due to increased income from the Company's subsidiary, WAFD Insurance Group combined with a decrease in unrealized losses recorded for certain equity method investments in fiscal 2024 compared to the prior year. The reduced losses on the equity method investment made up $2,371,000 of the overall increase.

Non-interest Expense: Total non-interest expense was $448,272,000 for the year ended September 30, 2024, an increase of $72,237,000, or 19.2%, from the $376,035,000 for the year ended September 30, 2023. Compensation and benefits costs increased $37,614,000 or 19.1% year-over-year primarily due to Merger-related retention, severance and change-in-control expenses combined with a larger post-Merger workforce. FDIC premiums increased $8,845,000 in 2024 compared to the prior year as a result of both the FDIC's special assessment and the Company's increased size post-Merger. Information technology costs increased by $3,859,000 in 2024 as compared to 2023 due to increased telephone and data lines combined with conversion costs and termination fees related to the Merger. Other expense increased by $18,449,000 and included Merger-related expenses of $8,873,000, a $2,000,000 charitable donation and $6,626,000 in amortization expense related to the core deposit intangible asset created in the Merger.

The Company’s efficiency ratio was 62.1% for 2024 as compared to 50.7% for the prior year. The number of staff, including part-time employees on a full-time equivalent basis, was 2,208 and 2,120 at September 30, 2024 and 2023, respectively. Total operating expense for the years ended September 30, 2024, and 2023 were 1.71% and 1.74%, respectively, of average assets.
Gain on Real Estate Owned: Gain on real estate owned, net was $304,000 for the year ended September 30, 2024, compared to of $176,000 for the year ended September 30, 2023. This amount includes ongoing maintenance expense, periodic valuation adjustments, and gains on sales of REO.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Income Tax Expense: Income tax expense was $56,015,000 for the year ended September 30, 2024, a decrease of $11,635,000, or 17.2%, from the $67,650,000 for the year ended September 30, 2023. The decrease is mostly due to an 21.2% decrease in pre-tax income. The effective tax rate for 2024 was 21.88% as compared to 20.81% for the year ended September 30, 2023. The Company's effective tax rate varies from the Federal statutory rate of 21% mainly due to state taxes, tax-exempt income and tax-credit investments. For the current year, income tax was also impacted by the LBC Merger and consideration of California State and Local taxes.

COMPARISON OF 2023 RESULTS WITH 2022

For management's review of the factors that affected our results of operations for the years ended September 30, 2023 and 2022 refer to our Annual Report on Form 10-K for the year ended September 30, 2023, which was filed with the Securities and Exchange Commission on November 17, 2023.

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
The Company's shareholders' equity at September 30, 2024, was $3,000,300,000, or 10.69% of total assets, as compared to $2,426,426,000, or 10.80% of total assets, at September 30, 2023. The Company's shareholders' equity was greatly impacted in the year by the stock issued in the Merger valued at $465,504,000. Other items affecting shareholders' equity were net income of $200,041,000, the payment of $74,267,000 in Common Stock dividends, payment of $14,625,000 in preferred stock dividends, $27,069,000 of treasury stock purchases, as well as other comprehensive loss of $8,930,000. The Company paid out 41.2% of its 2024 earnings in cash dividends to common shareholders, compared with 26.6% last year. For the year ended September 30, 2024, the Company returned 50.7% of net income to shareholders in the form of cash dividends and share repurchases as compared to 36.6% for the year ended September 30, 2023. Management believes the Company's strong net worth position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment. The Company’s share repurchase program may be modified, suspended or terminated at any time, and the timing and amount of share repurchases is subject to market conditions and the market price of the Company’s Common Stock, as well as other factors.
The Bank has a credit line with the FHLB - DM of up to 45% of total assets depending on specific collateral eligibility. This line provides the Bank a substantial source of additional liquidity. The Bank has entered into borrowing agreements with the FHLB - DM to borrow funds under a short-term floating rate cash management advance program and fixed-rate term loan agreements. All borrowings are secured by stock of the FHLB - DM, deposits with the FHLB - DM, and a blanket pledge of qualifying loans receivable. The Bank also has a credit line with the FHLB - SF in support of LBC borrowings from the FHLB - SF, but the Bank is unable to take down new advances against this line. The FHLB - SF credit line is secured by a line-item

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
pledge of single-family residential mortgages that are specifically identified. Based on collateral pledged as of September 30, 2024, the Bank had $6,029,890,000 of additional borrowing capacity at the FHLB - DM.

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
The Company's cash and cash equivalents were $2,381,102,000 at September 30, 2024, which is a 142.8% increase from the balance of $980,649,000 as of September 30, 2023. During the year, the Company completed the sale of approximately $2,800,000,000 in multifamily loans and approximately $400,000,000 in single-family loans from the acquired LBC loan portfolio. The proceeds from the sales have increased liquidity adding approximately $1 billion in cash after paying down borrowings. See “Changes in Financial Condition” above and the “Statement of Cash Flows” included in the financial statements for additional details regarding this change.
The following table presents the Company's significant fixed and determinable contractual obligations, within the categories described below, by contractual maturity or payment amount.

September 30, 2024	Total	Less than 1 Year	1 to 5 Years	Over 5 Years
	(In thousands)
Customer accounts (1)	$21,373,970	$20,423,963	$949,943	$64
Debt obligations (2)	3,318,307	3,174,068	93,521	50,718
Operating lease obligations	49,250	11,786	23,021	14,443
	$24,741,527	$23,609,817	$1,066,485	$65,225
(1) Includes non-maturing customer transaction accounts.
(2) Represents contractual maturities of FHLB advances and FRB borrowings. Taking into account cash flow hedges, the weighted average effective maturity of FHLB advances at September 30, 2024 is 2.34 years.
These obligations are included in the Consolidated Statements of Financial Condition. The payment amounts of the operating lease obligations represent those amounts contractually due.

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk

INTEREST RATE RISK

The primary source of income for the Bank is net interest income, which is the difference between the interest income generated by interest-earning assets and the interest expense incurred for interest-bearing liabilities. The level of net interest income is a function of the average balance of interest-earning assets and interest-bearing liabilities and the difference between the yield on earning assets and the cost of interest-bearing liabilities. Both the pricing and mix of the Company's interest-earning assets and interest-bearing liabilities influence these factors. All else being equal, if the interest rates on the Company's interest-bearing liabilities increase at a faster pace than the interest rates on its interest-earning assets, the result would be a reduction in net interest income and with it, a reduction in net earnings. Conversely, if the interest rates on the Company's interest-bearing liabilities decrease at a slower pace than the interest rates on its interest-earning assets, the result would be a reduction in net interest income and with it, a reduction in net earnings.

Interest rates, both in terms of their overall levels and volatility, can greatly influence our profitability. Our goal in managing interest rate risk is to assess and control how changes in interest rates affect our net interest income, helping us achieve our financial objectives. We mitigate exposure to interest rate fluctuations through actions determined by the Asset/Liability Management Committee ("ALCO"). This committee meets at least quarterly to establish asset/liability management policies, develop and implement strategies to enhance balance sheet positioning and earnings, and assess interest rate sensitivity. The Company's Board oversees the asset/liability management process, reviews interest rate risk analyses prepared by ALCO, and annually approves the Financial Management policy.

Interest rate risk arises in part due to the Bank's significant holdings of fixed-rate single-family home loans, which are longer-term than customer accounts that constitute its primary liabilities. Accordingly, assets do not usually respond as quickly to changes in interest rates as liabilities. In the absence of management action, net interest income can be expected to decline when interest rates rise and to expand when interest rates fall. Shortening the maturity or repricing of the investment portfolio is one action that management can take. The composition of the investment portfolio was 53.8% variable rate and 46.2% fixed rate as of September 30, 2024 to provide some protection against changing rates. In addition, the Bank is producing more commercial loans that have shorter terms and/or variable rates. There has also been focus on increasing less rate sensitive transaction deposit accounts. These accounts make up 55.3% of the deposit portfolio as of September 30, 2024.

The Company's balance sheet strategy, in conjunction with low operating costs, has allowed the Company to manage interest rate risk, within guidelines established by the Board, through all interest rate cycles. It is Management's objective to grow the dollar amount of net interest income, through the rate cycles, acknowledging that there will be some periods of time when that will not be feasible. Cash and cash equivalents of $2,381,102,000 and shareholders' equity of $3,000,300,000 provide management with flexibility in managing interest rate risk. Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing commercial loans having shorter average lives and transaction deposit accounts, to position itself for changing interest rates.

Net Interest Income Sensitivity. We estimate the sensitivity of our net interest income to changes in market interest rates using an interest rate simulation model that includes assumptions related to the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments for multiple interest rate change scenarios. Interest rate sensitivity depends on certain repricing characteristics in our interest-earning assets and interest-bearing liabilities, including the maturity term structure, contractual rate changes and prepayment/attrition characteristics of assets and liabilities, all of which vary with changes in market interest rates. The analysis presented below assumes a constant balance sheet. Actual results would differ from the assumptions used in this model, as management monitors and adjusts loan and deposit pricing and the composition and overall size of the balance sheet to respond to changing interest rates.
In the event of an immediate and parallel decrease of 200 basis points across all interest rates, the model estimates that net interest income would decrease 1.0% in the next year. This compares to an estimated increase of 7.8% for the same measure as of September 30, 2023. It is noted that a steepening yield curve where the spread between short-term rates and long-term rates increases would likely result in higher net interest income.
In the event of an immediate and parallel increase of 200 basis points across all interest rates, the model estimates that net interest income would increase by 2.8% in the next year. This compares to an estimated decrease of 2.0% for the same measure as of September 30, 2023.

Net Portfolio Value ("NPV") Sensitivity. The NPV is an estimate of the market value of shareholders' equity at a point in time. It is derived by calculating the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities and off-balance-sheet contracts. The sensitivity of the NPV to changes in interest rates provides a longer-term view of interest rate risk of the current balance sheet as it incorporates all future expected cash flows.

As of September 30, 2024, in the event of an immediate and parallel decrease of 200 basis points in interest rates, the NPV is estimated to increase by $273,000,000, or 9.2%, and the NPV-to-total assets ratio to increase to 11.6% from a base of 11.0%. As of September 30, 2023, in the event of an immediate and parallel decrease of 200 basis points in interest rates, the NPV was estimated to increase by $583,000,000, or 22.1%, and the NPV-to-total assets ratio to increase to 14.3% from a base of 12.4%. The change in the sensitivity of the NPV ratio to this assumed change in interest rates is primarily due to the steepening of the yield curve and changes in balance sheet mix year over year. Prepayment speeds for single family mortgages are increasing though still low at September 30, 2024 with the Bank's conditional payment rate ("CPR") for this portfolio segment at 8.6%, up slightly from 7.0% the year before.

As of September 30, 2024, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV is estimated to decrease by $741,000,000, or 24.9%, and the NPV-to-total assets ratio to decline to 8.7% from a base of 11.0%. As of September 30, 2023, in the event of an immediate and parallel increase of 200 basis points in interest rates, the NPV was estimated to decrease by $723,000,000, or 27.4%, and the NPV-to-total assets ratio to decline to 9.5% from a base of 12.4%. Opposite to the down scenario above, this change in the sensitivity of the NPV ratio to the assumed change in interest rates is due to the flattening of the yield curve and changes in balance sheet mix year over year in this scenario.

Interest Rates. The Company measures the difference between the rate on interest-earning assets and the rate on interest-bearing liabilities at the end of each period. The period end interest rate spread was 1.91% at September 30, 2024 and 2.61% at September 30, 2023. As of September 30, 2024, the weighted-average rate on interest-earning assets increased by 4 basis points to 5.11% compared to September 30, 2023. The higher rate on interest-earning assets is due primarily to the Federal Reserve Bank's rate increases from March 2022 until September 2024, which have led to higher rates on adjustable rate loans, investment securities and cash as well as asset mix shifting to loans receivable. As of September 30, 2024, the weighted-average rate on interest-bearing liabilities increased by 74 basis points to 3.20% compared to September 30, 2023. The higher rate on interest-bearing liabilities primarily resulted from the addition of higher yielding deposits in the Merger which also had a higher concentration of the rate sensitive time deposits, customer deposits repricing and higher rates on new borrowings. The period end interest rate spread for the last eight fiscal quarters is shown below:

	SEP 2024	JUN 2024	MAR 2024	DEC 2023	SEP 2023	JUN 2023	MAR 2023	DEC 2022
Interest rate on loans and mortgage-backed securities	5.16%	5.18%	4.94%	5.11%	5.08%	4.97%	4.81%	4.59%
Interest rate on other interest-earning assets	4.85	5.13	5.02	4.94	4.98	4.74	4.45	3.19
Combined, all interest-earning assets	5.11	5.17	4.94	5.09	5.07	4.94	4.77	4.46
Interest rate on customer accounts	3.09	2.91	2.92	2.35	2.12	1.82	1.48	0.94
Interest rate on borrowings (1)	3.93	4.10	4.48	3.99	3.98	3.93	3.69	3.14
Combined cost of funds	3.20	3.10	3.24	2.67	2.46	2.22	1.91	1.29
Interest rate spread	1.91%	2.07%	1.70%	2.42%	2.61%	2.72%	2.86%	3.17%
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

Net Interest Margin. The net interest margin is measured using net interest income divided by average interest-earning assets for the period. The net interest margin decreased to 2.69% for the year ended September 30, 2024, from 3.40% for the year ended September 30, 2023. The yield on interest-earning assets increased 46 basis points to 5.59% and the cost of interest-bearing liabilities increased by 128 basis points to 3.46%. The higher yield on interest-earning assets was primarily due to the impact of rising rates on adjustable rate assets and cash. The higher rate in interest-bearing liabilities was primarily due to higher rates on interest-bearing customer accounts combined with the higher interest rates on borrowings and customer accounts obtained in the Merger.

For the year ended September 30, 2024, average interest-earning assets increased by 20.8% to $24,559,665,000, up from $20,327,301,000 for the year ended September 30, 2023. Balance sheet growth in 2024 was primarily due to the Merger. During 2024, average loans receivable increased $3,405,267,000, or 19.9%, while the combined average balances of mortgage-backed securities, other investment securities and cash increased by $822,850,000 or 26.5%.

During 2024, average interest-bearing customer deposit accounts increased $3,420,825,000 or 26.5% and the average balance of borrowings increased by $980,514,000, or 30.1%, from 2023, primarily due to the Merger.

The following table sets forth the information explaining the changes in the net interest income and net interest margin.

	Net Interest Income and Margin Summary
	Year Ended September 30,
	2024			2023			2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Loans receivable (1)	$20,500,281	$1,165,849	5.69%	$17,095,014	$900,068	5.27%	$15,083,111	$601,593	3.99%
Mortgage-backed securities	1,597,566	59,782	3.74	1,362,415	43,184	3.17	1,141,501	26,332	2.31
Cash & Investments (2)	2,330,505	133,608	5.73	1,742,806	91,058	5.22	2,500,008	33,555	1.34
FHLB & FRB stock	131,313	12,471	9.50	127,066	8,645	6.80	87,861	4,879	5.55
Total interest-earning assets	24,559,665	1,371,710	5.59%	20,327,301	1,042,955	5.13%	18,812,481	666,359	3.54%
Other assets	1,682,721			1,484,271			1,343,848
Total assets	$26,242,386			$21,811,572			$20,156,329
Liabilities and Shareholders’ Equity
Interest-bearing customer accounts	$16,327,208	532,434	3.26%	$12,906,383	237,233	1.84%	$12,738,719	43,041	0.34%
Borrowings	4,242,431	178,444	4.21	3,261,917	115,488	3.54	1,731,120	28,729	1.66
Total interest-bearing liabilities	20,569,639	710,878	3.46%	16,168,300	352,721	2.18%	14,469,839	71,770	0.50%
Noninterest-bearing customer accounts	2,593,567			2,969,970			3,249,120
Other liabilities	322,071			296,840			242,213
Total liabilities	23,485,277			19,435,110			17,961,172
Shareholders’ equity	2,757,109			2,376,462			2,195,157
Total liabilities and shareholders’ equity	$26,242,386			$21,811,572			$20,156,329
Net interest income/interest rate spread		$660,832	2.13%		$690,234	2.95%		$594,589	3.04%
Net interest margin (3)			2.69%			3.40%			3.16%

   ___________________
(1)Interest income includes net amortization-accretion of deferred loan fees, costs, discounts and premiums of $37,489,000, $20,130,000 and $29,156,000 for year ended 2024, 2023 and 2022, respectively.
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

	Potential Increase (Decrease) in Net Interest Income
Basis Point Increase (Decrease) in Interest Rates	September 30, 2024
	(In thousands, except percentages)
(300)	$(35,155)	(4.27)%
(200)	(8,414)	(1.02)
(100)	1,702	0.21
100	(274)	(0.03)
200	22,686	2.76

Actual results will differ from the assumptions used in this model, as management monitors and adjusts both the size and the composition of the balance sheet in order to respond to changing interest rates. In a rising interest rate environment, it is likely that the Company will grow its balance sheet to offset margin compression that may occur. Improvement in the net interest income sensitivity during the year is primarily the result of interest rate swap activity, as well as increased time deposits and an increased federal funds balances which help reduce sensitivity in rising shock scenarios.

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
The tables below express the NPV under varying interest scenarios.

September 30, 2024
Change in Interest Rates	Estimated NPV Amount	Estimated Increase/(Decrease) in NPV Amount	NPV as % of Assets
(Basis Points)	(In thousands)	(In thousands)
200	$2,236,691	$(740,588)	8.69%
100	2,472,251	(505,028)	9.41
No change	2,977,279	—	10.99
(100)	3,045,962	68,683	11.08
(200)	3,249,949	272,670	11.56
(300)	3,232,362	255,083	11.32

As of September 30, 2024, the Company was in compliance with all of its interest rate risk policy limits.

Item 8.                 Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of WaFd, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of WaFd, Inc. and subsidiaries (the "Company") as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses - Refer to Notes A and E to the financial statements

Critical Audit Matter Description

The estimate of the Company’s expected credit losses under the CECL methodology is based on relevant information about current conditions, past events, and reasonable and supportable forecasts regarding collectability of the reported amounts. In order to estimate the allowance for loan losses (“ALL”), the Company used either a cohort or weighted average remaining maturities methodology to determine the historical loss rate, by loan portfolio class, then considered whether qualitative adjustments to those historical loss rates were warranted.

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

Given the significance of the ALL and management judgment required for quantitative and qualitative evaluation of past events, current conditions, and reasonable and supportable forecasts, performing audit procedures to evaluate the ALL requires a high degree of auditor judgment and increased extent of effort.

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

•We involved credit specialists to assist us in evaluating the reasonableness and conceptual soundness of the methodologies applied in the credit loss estimation model.

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

Fair Value of Acquired Loans Receivable and Core Deposit Intangible Assets - Refer to Note B to the financial statements

Critical Audit Matter Description

On February 29, 2024, WaFd, Inc. closed its previously announced merger with Luther Burbank Corporation ("Luther Burbank" or "LBC") a California corporation, effective as of March 1, 2024 (the “Merger Date”). Pursuant to the Merger Agreement, Luther Burbank merged with and into the Company (the “Corporate Merger”), with the Company surviving the Corporate Merger. Promptly following the Corporate Merger, Luther Burbank’s wholly-owned bank subsidiary, Luther Burbank Savings, merged with and into WaFd Bank with WaFd Bank as the surviving institution.

The Corporate Merger has been accounted for as a business combination. Under the acquisition method, the acquiring entity recognizes the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. This method often involves estimates based on third party valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. The allocation of the total purchase consideration to the estimated fair values of the acquired loans receivable (“acquired loans”) and core deposit intangible assets acquired was $3.2 billion and $37 million at the Merger Date, respectively.

A valuation of the acquired loans was performed by a third party, as of the Merger Date, to assess the fair value. The loans were valued at the pool level, based on loan type and interest rate terms, using a discounted cash flow methodology. The methodology included projecting cash flows based on the contractual terms of the loans and the cash flows were adjusted to reflect credit loss expectations along with prepayments. Discount rates were developed based on the relative risk of the cash flows, taking into consideration the loan type, market rates as of the valuation date, recent originations in the portfolio, credit loss expectations, and liquidity expectations. Lastly, cash flows adjusted for credit loss expectations were discounted to present value and summed to arrive at the fair value of the loans.

The fair value of the core deposit intangible assets was estimated based on a cost savings methodology as of the Merger Date that gave consideration to expected customer attrition rates, net maintenance cost of the deposit base, interest costs associated with customer deposits, and the alternative cost of funds.

We identified the fair value of the acquired loans and the core deposit intangible assets as part of the Corporate Merger as a critical audit matter because a high degree of auditor judgement and an increased extent of effort, including the involvement of our valuation specialists, was required to evaluate the reasonableness of the methodologies and certain assumptions used by management to determine the fair values. Specifically, the (i) credit assumptions, (ii) discount rate, and (iii) prepayment rate used for acquired loans, and the (iv) discount rate, (v) attrition assumptions, (vi) maintenance expense assumptions, and (vii) the alternative cost of funds for the core deposit intangible assets.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the methodologies and certain assumptions used by management to determine the fair values of the acquired loans and the core deposit intangible assets as part of the Corporate Merger included the following, among others:

•We tested the effectiveness of controls over the purchase accounting allocation, including those over the valuation methodologies and assumptions utilized.

•We evaluated, with the assistance of our fair value specialists, the appropriateness of the (i) valuation methodologies, (ii) credit assumptions, discount rate, and prepayment rate assumptions used for acquired loans, and the discount rate, attrition, maintenance expense, and the alternative cost of funds assumptions for core deposit intangible assets, as well as the (iii) mathematical accuracy of the valuation calculations.

•We tested the completeness and accuracy of certain underlying loan and deposit information used in the valuation of the acquired loans and the core deposit intangible assets, respectively.

/s/ Deloitte & Touche LLP

Seattle, Washington
November 20, 2024

We have served as the Company’s auditor since 1982.

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2024	September 30, 2023
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$2,381,102	$980,649
Available-for-sale securities, at fair value	2,572,709	1,995,097
Held-to-maturity securities, at amortized cost	436,972	423,586
Loans receivable, net of allowance for loan losses of $203,753 and $177,207	20,916,354	17,476,550
Interest receivable	102,827	87,003
Premises and equipment, net	247,901	237,011
Real estate owned	4,567	4,149
FHLB stock	95,617	126,820
Bank owned life insurance	267,633	242,919
Intangible assets, including goodwill of $411,360 and $304,750	448,425	310,619
Federal and state income tax assets, net	119,248	8,479
Other assets	466,975	581,793
	$28,060,330	$22,474,675
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$11,817,185	$10,765,313
Time deposit accounts	9,556,785	5,305,016
	21,373,970	16,070,329
Borrowings	3,267,589	3,650,000
Junior subordinated debentures	50,718	—
Advance payments by borrowers for taxes and insurance	61,330	52,550
Accrued expenses and other liabilities	306,423	275,370
	25,060,030	20,048,249
Commitments and contingencies (see Note N)
Shareholders’ equity
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 300,000 and 300,000 shares issued; 300,000 and 300,000 shares outstanding	300,000	300,000
Common stock, $1.00 par value, 300,000,000 shares authorized; 154,007,429 and 136,466,579 shares issued; 81,220,269 and 64,736,916 shares outstanding	154,007	136,467
Additional paid-in capital	2,150,675	1,687,634
Accumulated other comprehensive income, net of taxes	55,851	46,921
Treasury stock, at cost; 72,787,160 and 71,729,663 shares	(1,639,131)	(1,612,345)
Retained earnings	1,978,898	1,867,749
	3,000,300	2,426,426
	$28,060,330	$22,474,675

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended September 30,	2024	2023	2022
	(In thousands, except share data)
INTEREST INCOME
Loans receivable	$1,165,849	$900,068	$601,592
Mortgage-backed securities	59,782	43,184	26,332
Investment securities and cash equivalents	146,079	99,703	38,435
	1,371,710	1,042,955	666,359
INTEREST EXPENSE
Customer accounts	532,434	237,233	43,041
Borrowings, senior debt and junior subordinated debentures	178,444	115,488	28,729
	710,878	352,721	71,770
Net interest income	660,832	690,234	594,589
Provision for credit losses	17,500	41,500	3,000
Net interest income after provision	643,332	648,734	591,589

NON-INTEREST INCOME
Gain (loss) on sale of investment securities	342	33	99
Gain (loss) on termination of hedging derivatives	241	(867)	—
Loan fee income	2,745	3,885	7,168
Deposit fee income	27,507	26,050	25,942
Other income	29,857	23,100	33,163
Total non-interest income	60,692	52,201	66,372

NON-INTEREST EXPENSE
Compensation and benefits	234,148	196,534	193,917
Occupancy	42,036	41,579	42,499
FDIC insurance premiums	28,870	20,025	9,531
Product delivery	23,986	20,973	19,536
Information technology	53,306	49,447	47,202
Other expense	65,926	47,477	45,890
Total non-interest expense	448,272	376,035	358,575
Gain on real estate owned, net	304	176	651
Income before income taxes	256,056	325,076	300,037
Income tax expense	56,015	67,650	63,707
Net income	200,041	257,426	236,330
Dividends on preferred stock	14,625	14,625	14,625
Net income available to common shareholders	$185,416	$242,801	$221,705

PER SHARE DATA
Basic earnings per common share	$2.50	$3.72	$3.40
Diluted earnings per common share	2.50	3.72	3.39
Dividends paid on common stock per share	1.03	0.99	0.95
Basic weighted average number of common shares outstanding	74,244,323	65,192,510	65,287,650
Diluted weighted average number of common shares outstanding	74,290,568	65,255,283	65,404,110

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended September 30,	2024	2023	2022
	(In thousands)
Net income	$200,041	$257,426	$236,330
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) during the period on available-for-sale debt securities, net of tax of $(17,782), $2,493 and $36,908	61,225	(9,360)	(123,077)
Reclassification adjustment of net (gain) loss included in net income during the period from sale of available-for-sale securities, net of tax of $(81), $(9) and $(23)	261	26	76
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	61,486	(9,334)	(123,001)

Net unrealized gain (loss) during the period on borrowing cash flow hedges, net of tax of $14,546, $(654) and $(31,805)	(52,556)	3,774	105,697
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	(52,556)	3,774	105,697

Other comprehensive income (loss)	8,930	(5,560)	(17,304)
Comprehensive income	$208,971	$251,866	$219,026

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at September 30, 2021	$300,000	$135,993	$1,678,622	$1,528,611	$69,785	$(1,586,947)	$2,126,064

Net income	—	—	—	236,330	—	—	236,330
Other comprehensive income (loss)	—	—	—	—	(17,304)	—	(17,304)
Dividends on common stock ($0.95 per share)	—	—	—	(61,576)	—	—	(61,576)
Dividends on preferred stock ($48.75 per share)	—	—	—	(14,625)	—	—	(14,625)
Proceeds from stock issuances	—	65	1,758	—	—	—	1,823
Stock-based compensation expense	—	213	6,595	—	—	—	6,808
Treasury stock purchased	—	—	—	—	—	(3,260)	(3,260)
Balance at September 30, 2022	300,000	136,271	1,686,975	1,688,740	52,481	(1,590,207)	2,274,260

Net income	—	—	—	257,426	—	—	257,426
Other comprehensive income (loss)	—	—	—		(5,560)	—	(5,560)
Dividends on common stock ($0.99 per share)	—	—	—	(63,792)	—	—	(63,792)
Dividends on preferred stock ($48.75 per share)	—	—	—	(14,625)	—	—	(14,625)
Proceeds from stock issuances	—	42	1,224	—	—	—	1,266
Stock-based compensation expense	—	154	(565)	—	—	—	(411)
Repurchase of stock warrants	—	—	—	—	—	8325	8,325
Treasury stock purchased	—	—	—	—	—	(30,463)	(30,463)
Balance at September 30, 2023	300,000	136,467	1,687,634	1,867,749	46,921	(1,612,345)	2,426,426

Net income	—	—	—	200,041	—	—	200,041
Other comprehensive income (loss)	—	—	—	—	8,930	—	8,930
Dividends on common stock ($1.03 per share)	—	—	—	(74,267)	—	—	(74,267)
Dividends on preferred stock ($48.75 per share)	—	—	—	(14,625)	—	—	(14,625)
Stock issued in merger	—	17,089	448,415	—	—	—	465,504
Proceeds from stock issuances	—	231	5,948	—	—	—	6,179
Stock-based compensation expense	—	220	8,678	—	—	283	9,181
Treasury stock purchased	—	—	—	—	—	(27,069)	(27,069)
Balance at September 30, 2024	$300,000	$154,007	$2,150,675	$1,978,898	$55,851	$(1,639,131)	$3,000,300

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended September 30,	2024	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$200,041	$257,426	$236,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	134,103	22,970	64,050
Stock-based compensation expense	9,181	7,914	6,808
Provision (release) for credit losses	17,500	41,500	3,000
Loss (gain) on sale of investment securities	(342)	(33)	(99)
Gain on settlements of bank owned life insurance	—	(821)	(1,385)
Impairment loss on premises and equipment	—	6	—
Net realized (gain) loss on sales of premises, equipment and real estate owned	(2,555)	(1,153)	655
Decrease (increase) in accrued interest receivable	9,873	(23,131)	(13,236)
Decrease (increase) in federal and state income tax receivable	18,751	(6,650)	3,877
Decrease (increase) in cash surrender value of bank owned life insurance	(6,933)	(5,976)	(5,549)
Decrease (increase) in other assets	148,001	(67,342)	(100,146)
Increase (decrease) in federal and state income tax liabilities	—	(3,306)	8,386
Increase (decrease) in accrued expenses and other liabilities	(88,387)	(7,447)	65,774
Net cash provided by (used in) operating activities	439,233	213,957	268,465

CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(348,528)	(1,330,399)	(1,748,955)
Loans purchased	—	(79,965)	(576,697)
FHLB & FRB stock purchase	(602,941)	(654,805)	(293,800)
FHLB & FRB stock redeemed	669,975	623,058	301,590
Available-for-sale securities purchased	(549,159)	(376,481)	(587,942)
Principal payments and maturities of available-for-sale securities	386,564	420,154	510,156
Proceeds from sales of available-for-sale investment securities	182,682	1,169	5,020
Held-to-maturity securities purchased	(47,092)	—	(195,357)
Principal payments and maturities of held-to-maturity securities	36,013	39,414	95,326
Proceeds from sales of real estate owned	6,802	7,192	6,978
Proceeds from settlements of bank owned life insurance	—	1,809	2,266
Equity method investments purchased	(4,197)	(12,500)	—
Net cash received (paid) in business combinations	623,583	(2,590)	—
Proceeds from sales of loans	2,956,856	—	—
Proceeds from sales of premises and equipment	1,341	1,090	41
Premises and equipment purchased and REO improvements	(24,681)	(15,063)	(11,790)
Net cash provided by (used in) investing activities	3,287,218	(1,377,917)	(2,493,164)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	(324,506)	40,759	487,458
Proceeds from borrowings	17,037,035	17,175,000	7,345,000
Repayments of borrowings	(18,842,525)	(15,650,000)	(6,940,000)
Principal payments and maturities of senior debt	(95,000)	—	—
Proceeds from stock-based awards	5,187	1,089	1,823
Dividends paid on common stock	(74,267)	(63,792)	(61,576)
Dividends paid on preferred stock	(14,625)	(14,625)	(14,625)
Proceeds from employee stock purchase	992	177	—
Treasury stock purchased	(27,069)	(30,463)	(3,260)
Increase (decrease) in advance payments by borrowers for taxes and insurance	8,780	2,499	3,035
Net cash provided by (used by) financing activities	(2,325,998)	1,460,644	817,855
Increase (decrease) in cash and cash equivalents	1,400,453	296,684	(1,406,844)
Cash and cash equivalents at beginning of year	980,649	683,965	2,090,809
Cash and cash equivalents at end of year	$2,381,102	$980,649	$683,965

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended September 30,	2024	2023	2022
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$681	$121	$73
Other personal property acquired through foreclosure	—	—	577
Non-cash financing activities
Preferred stock dividend payable	3,656	3,656	3,656
Cash paid during the year for
Interest	739,076	364,386	65,175
Income taxes	20,283	61,245	35,098
Summary of non-cash activities related to acquisitions
Fair value of assets and intangibles acquired	$7,677,177	$—	$—
Fair value of liabilities assumed	(7,316,380)	—	—
Net fair value of acquired assets (liabilities)	$360,797	$—	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

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
The Company is headquartered in Seattle, Washington. The Bank conducts its activities through a network of 210 bank branches located in Washington, Oregon, Idaho, Utah, Arizona, Nevada, New Mexico, California and Texas.
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
On February 29, 2024, WaFd, Inc. closed its previously announced merger with Luther Burbank Corporation ("Luther Burbank" or "LBC"), a California corporation, effective as of 12:00am Pacific Time on March 1, 2024 (the "Effective Time"). Pursuant to the Merger Agreement, at the Effective Time Luther Burbank merged with and into the Company (the “Corporate Merger”), with the Company surviving the Corporate Merger. Promptly following the Corporate Merger, Luther Burbank’s wholly-owned bank subsidiary, Luther Burbank Savings, merged with and into WaFd Bank with WaFd Bank as the surviving institution (the “Bank Merger”). The Corporate Merger and the Bank Merger are collectively referred to in this Annual Report on Form 10-K as the “Merger.”
The Merger was accounted for using the acquisition method of accounting and was effectively an all-stock transaction accounted for as a business combination. The Company's financial results for any periods ended on and prior to February 29, 2024 reflect WaFd results only on a standalone basis. As a result, financial results for the year ended September 30, 2024 may not be directly comparable to prior reported periods. Refer to Note B - Business Combination for further details.
The Company's fiscal year end is September 30. All references to 2024, 2023 and 2022 represent balances as of September 30, 2024, September 30, 2023, and September 30, 2022, or activity for the fiscal years then ended.
Business Combinations. The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity recognizes the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. This method often involves estimates based on third party valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value if the fair value can be determined during the measurement period. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. Fair values are subject to refinement over the measurement period, not to exceed one year after the closing date.

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
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
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

Restricted cash balances. As of September 30, 2024 and September 30, 2023, the Bank held counterparty cash collateral of $168,200,000 and $326,750,000, respectively, related to derivative contracts.

Equity investments. The Company records equity investments within Other assets in its Consolidated Statements of Financial Condition. These equity investments are accounted for under different methods.

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
•For certain nonmarketable equity investments where the equity method of accounting is not applicable, the Company applies the fair value method. Any adjustments to the fair value of these investments are recorded in Other income in the Consolidated Statements of Operations. Fair value is determined by reference to readily determinable market values, if applicable. As these investments do not have readily determinable fair values, they are generally accounted for at cost minus impairment, if any, plus or minus changes resulting from observable transactions involving the same or similar investments from the same issuer. This practice is referred to as the measurement alternative.
•Equity investments in qualified real estate funds can use the net asset value ("NAV") expedient for fair value measurement. Under this method, the NAV is determined by the fund as fair value for the investment. At September 30, 2024, equity investments held by the Company and recorded at NAV had a carrying amount of $36,317,000 and a remaining unfunded commitment of $3,280,000. These NAV based investments cannot be transferred without consent and we do not have redemption rights except in certain transformational events. Equity investments measured at NAV are not classified in the fair value hierarchy.
Debt securities, including mortgage-backed securities. The Company accounts for debt securities in two categories: held-to-maturity ("HTM") and available-for-sale ("AFS"). Premiums and discounts on debt securities are deferred and recognized into income over the contractual life of the asset using the effective interest method.
HTM securities are accounted for at amortized cost, but the Company must have both the positive intent and the ability to hold those securities to maturity. There are very limited circumstances under which securities in the HTM category can be sold without jeopardizing the cost basis of accounting for the remainder of the securities in this category.
Available-for-sale securities are accounted for at fair value. Gains and losses realized on the sale of these securities are accounted for based on the specific identification method. Unrealized gains and losses for AFS securities are excluded from earnings and reported net of the related tax effect in the accumulated other comprehensive income component of shareholders' equity.
Allowance for Credit Losses (HTM Debt Securities). For HTM debt securities, the Company is required to utilize the current expected credit loss methodology ("CECL") to estimate expected credit losses. Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities. As of September 30, 2024, the Company determined that the expected credit loss on its corporate and municipal bonds was immaterial, and therefore, an allowance for credit losses was not recorded. See Note C "Investment Securities" and Note F "Fair Value Measurements" for more information about HTM debt securities.

Allowance for Credit Losses (Available-for-Sale Debt Securities). The impairment model for AFS debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of September 30, 2024, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note C "Investment Securities" and Note F "Fair Value Measurements" for more information about AFS debt securities.

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
Allowance for Credit Losses (Loans Receivable). The Company maintains an allowance for credit losses (“ACL”) for the expected credit losses of the loan portfolio as well as unfunded loan commitments. The amount of ACL is based on ongoing, quarterly assessments by management. CECL requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). See Note E "Allowance for Losses on Loans" for details.

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
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
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

The Company may establish a specific reserve for individually evaluated loans that do not share similar risk characteristics with the loans included in each respective loan pool if management deems it appropriate. If this occurs, these individually evaluated loans are removed from their respective pools. These loans typically represent collateral dependent loans, but may also include other non-performing loans.

Collateral-Dependent Loans. A financial asset is considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of loans and leases deemed collateral-dependent, the Company elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral consists of various types of real estate including residential properties; commercial properties such as retail centers, office buildings, and lodging; agricultural land; and vacant land.

Modifications to Borrowers Experiencing Financial Difficulties. The Company will consider modifying the interest rates and terms of a loan if it determines that a modification is a better alternative to foreclosure. Most loan modifications to borrowers experiencing financial difficulty are accruing and performing loans where the borrower has approached the Company about modifications due to temporary financial difficulties. Each request is individually evaluated for merit and likelihood of success. Often a term extension is needed in the short term in order to evaluate the need for further action. Payment delays and interest-only payments may also be approved during the modification period. Principal forgiveness is not an available option for restructured loans.

For commercial loans, modifications could be any of the above-listed modification types available or a mix thereof. Modifications to extend the term, lower the payment amount or delay payment could be offered for the purposes of providing borrowers additional time to return to compliance with the terms of their loans. Renewals of commercial lines to borrowers experiencing financial difficulty are disclosed within Note D - Loans Receivable though many of these modifications are made in the normal course of business and not as a result of the borrower's difficulties.

For consumer loans, modifications typically consist of minor payment delays or deferrals and may include a modification of the existing contractual rate or extension of the maturity date, or both, when it is determined the borrowers are likely to successfully maintain compliance with these modified loan terms.

Non-accrual loans. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
accrued but unpaid interest is deducted from interest income. The Company does not accrue interest on loans 90 days or more past due. If payment is made on a loan so that the loan becomes less than 90 days past due, and the Company expects full collection of principal and interest, the loan is returned to full accrual status. Any interest ultimately collected is credited to income in the period of recovery. A loan is charged-off when the loss is estimable, and it is confirmed that the borrower is not expected to be able to meet contractual obligations.
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
•Not measuring an allowance for credit losses for accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. We believe accrued interest receivable recorded as of September 30, 2024 is collectible.
Off-balance-sheet credit exposures. Off-balance-sheet credit exposures for the Company include unfunded loan commitments and letters of credit from the Federal Home Loan Banks of both Des Moines and San Francisco, which are used as collateral for public funds deposits. The reserve for unfunded commitments is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class. See Note N "Commitments and Contingencies" for details.
Client swap program hedges. Interest rate swap agreements are provided to certain clients who desire to convert their obligations from variable to fixed interest rates. Under these agreements, the Bank enters into a variable-rate loan agreement with a customer in addition to a swap agreement, and then enters into a corresponding swap agreement with a third party in order to offset its exposure on the customer swap agreement. As the interest rate swap agreements with the customers and third parties are not designated as accounting hedges under FASB ASC 815, the instruments are marked to market in earnings. The change in fair value of the offsetting swaps are included in other non-interest income and there is minimal impact on net income. There is fee income earned on the swaps that is included in loan fee income.
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
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
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
The Company performed its annual impairment assessment as of August 31, 2024 and concluded the fair value of our single reporting unit exceeded its respective carrying value and did not result in impairment for the reporting unit. When performing the quantitative assessment of goodwill impairment, we estimated the fair value of our reporting unit using the market capitalization approach, based on our stock price, adjusted for the effect of a control premium.
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
As a result of the Merger, the Company recorded $104,707,000 in goodwill and $37,022,000 in core deposit intangible assets. Additional information on the Merger and purchase price allocation is provided in Note B "Business Combination". The core deposit intangible asset value was determined by an analysis of the cost differential between the core deposits acquired, inclusive of estimated servicing costs, and alternative funding sources for those deposits. The core deposit intangible asset recorded is amortized on an accelerated basis over 6 years. In addition to the effects of the Merger, the Company added a small amount of intangibles during fiscal 2024 as the result of acquisitions made by subsidiary WAFD Insurance Group, Inc. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
The table below provides detail regarding the Company's intangible assets.

	Goodwill	Core Deposit and Other Intangibles	Total
	(In thousands)
Balance at September 30, 2022	$303,457	$5,552	$309,009
Additions	1,293	1,297	2,590
Amortization	—	(980)	(980)
Balance at September 30, 2023	304,750	5,869	310,619
Additions	106,610	38,939	145,549
Amortization	—	(7,743)	(7,743)
Balance at September 30, 2024	$411,360	$37,065	$448,425

The table below presents the estimated future amortization expense of other intangibles for the next five years.

Fiscal Year	Expense
(In thousands)
2025	$9,862
2026	7,317
2027	5,567
2028	5,205
2029	5,112

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

Certain grants of restricted stock are subject to performance-based and market-based vesting as well as other approved vesting conditions and cliff vest based on those conditions. Compensation expense is recognized over the service period to the extent restricted stock awards are expected to vest. See Note Q "Stock Award Plans" for additional information.
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
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
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

New Accounting Pronouncements. In October 2023, the FASB issued ASU 2023-06 Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative to clarify or improve disclosure and presentation requirements on a variety of topics and align the requirements in the FASB accounting standard codification with the Securities and Exchange Commission regulations. The amendments will be effective for the Company only if the SEC removes the related disclosure requirement from its existing regulations no later than June 30, 2027. If the SEC timely removes such a related requirement from its existing regulations, the corresponding amendments within the ASU will become effective for the Company on the same date with early adoption permitted. The Company does not expect the amendments in this update to have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280) to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280. For public companies, amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company does not expect this ASU to have a material effect on our consolidated financial statements.

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

In March 2024, the FASB issued ASU 2024-02, Codification Improvements – Amendments to Remove References to the Concepts Statements. This accounting standards update removes references to various FASB Concept Statements in the codified accounting standards in order to avoid reliance or interpretations based on such Concept Statements, which are not authoritative. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect this ASU to have a material effect on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This accounting standards update will require public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company does not expect this ASU to have a material effect on our consolidated financial statements.

NOTE B - BUSINESS COMBINATION

At the Effective Time on March 1, 2024 ("the Merger Date"), WaFd, Inc. acquired Luther Burbank, headquartered in Santa Rosa, California. The Merger was effectively an all-stock transaction and has been accounted for as a business combination. Pursuant to the Merger Agreement, on the Merger Date, each holder of LBC common stock received 0.3353 of a share of WaFd common stock for each share of LBC common stock held. As of the Merger Date, WaFd had 64,311,764 shares of common stock outstanding and issued 17,088,886 shares of WaFd common stock to the LBC shareholders which represents approximately 21% of the voting interests in WaFd, Inc. upon completion of the Merger.

The purchase price for purposes of the transaction accounting adjustments is calculated based on the number of shares of WaFd stock issued to LBC shareholders and the closing share price on the Merger Date as shown in the following table (amounts in thousands except share and per share data).

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

Number of WaFd shares issued to LBC shareholders	17,089
WaFd market price per share on February 29, 2024	$27.24
Purchase price of shares issued to LBC shareholders	$465,501
Cash in lieu of fractional shares	$3
Purchase price consideration	$465,504

The Merger was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed in the Merger were recorded at their respective acquisition date estimated fair values and have been adjusted subsequent to the Merger Date based on new information. These estimates were recorded based on initial valuations available at the Merger Date, and these estimates, including initial accounting for deferred taxes, are considered preliminary as of September 30, 2024. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. While the Company believes that the information available on the Merger Date provided a reasonable basis for estimating fair value, additional information may be obtained during the measurement period that would result in changes to the estimated fair value amounts. The measurement period ends on the earlier of one year after the Merger Date or the date the Company concludes that all necessary information about the facts and circumstances that existed as of the Merger Date have been obtained. Management anticipates that facts obtained during the measurement period could result in adjustments to the Merger Date valuation amounts presented herein.

The table below displays the amounts recognized as of the Merger Date for each major class of assets acquired and liabilities assumed:

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

	March 1, 2024
	(in thousands)
Total merger consideration		$465,504
Fair value of assets acquired
Cash and cash equivalents	$627,403
Investment securities	518,878
Loans receivable	3,189,887
Loans held for sale	3,017,506
Interest receivable	25,697
Premises and equipment	6,436
FHLB stock	35,831
Bank owned life insurance	17,781
Intangible assets	37,022
Deferred tax asset, net	125,151
Other assets	75,585
Total assets acquired	$7,677,177
Fair value of liabilities assumed
Customer accounts	$5,640,440
Borrowings	1,432,138
Junior subordinated deferrable interest debentures	50,175
Senior Debt	93,514
Accrued expenses and other liabilities	100,113
Total liabilities assumed	$7,316,380
Net Assets Acquired		$360,797
Goodwill		$104,707

In connection with the Merger, the Company recorded approximately $104,707,000 of goodwill. Goodwill represents the excess of the purchase price over the fair value of the assets acquired net of fair value of liabilities assumed. Information regarding goodwill and the carrying amount and amortization of intangible assets are provided in Note A.

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
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
flows, taking into consideration the loan type, market rates as of the valuation date, recent originations in the portfolio, credit loss expectations, and liquidity expectations. Lastly, cash flows adjusted for credit loss expectations were discounted to present value and summed to arrive at the fair value of the loans.

The Company is required to record PCD assets, defined as a more-than-insignificant deterioration in credit quality since origination or issuance, at the purchase price plus the allowance for credit losses expected at the time of acquisition. Under this method, there is no credit loss expense affecting net income on acquisition of PCD assets. Changes in estimates of expected credit losses after acquisition are recognized in subsequent periods as provision for credit losses (or recapture of credit losses) arises. Any non-credit discount or premium resulting from acquiring a pool of purchased financial assets with credit deterioration is allocated to each individual asset. At the Merger Date, the initial allowance for credit losses, determined on a collective basis, is allocated to individual assets to appropriately allocate any non-credit discount or premium. The non-credit discount or premium, after the adjustment for the allowance for credit losses, is accreted to interest income using the interest method based on the effective interest rate determined at the Merger Date.

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

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities in the Merger for the period March 1, 2024 to September 30, 2024.

The following table shows the impact of merger-related expenses for the years ended September 30, 2024 and September 30, 2023.

Year Ended

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

Merger-Related Expenses	September 30, 2024	September 30, 2023
	(in thousands)
Severance and employee-related	$18,846	$—
Legal and Professional	5,573	2,773
Charitable contributions	1,000	—
System conversion and integration	900	242
	$26,319	$3,015

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

	Unaudited Pro Forma for the Year Ended
	September 30, 2024	September 30, 2023
	(in thousands)
Net-interest income	$710,644	$833,957
Non-interest income	63,371	56,331
Net income	207,689	291,832

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

NOTE C - INVESTMENT SECURITIES

The tables below provide detail regarding the amortized cost and fair value of available-for-sale and held-to-maturity investment securities.

September 30, 2024	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$4,360	$4	$—	$4,364	5.58%
1 to 5 years	4,640	2	(124)	4,518	2.82
5 to 10 years	166,070	1,230	—	167,300	5.97
Over 10 years	137,799	394	(171)	138,022	6.29
Asset-backed securities due
1 to 5 years	11,466	—	(284)	11,182	6.04
5 to 10 years	9,631	—	(3)	9,628	6.20
Over 10 years	520,756	600	(2,041)	519,315	6.15
Corporate debt securities due
Within 1 year	45,024	—	(367)	44,657	4.61
1 to 5 years	99,244	977	—	100,221	5.39
5 to 10 years	112,029	—	(10,625)	101,404	3.87
Over 10 years	50,000	—	—	50,000	6.85
Municipal bonds due
5 to 10 years	5,689	—	(243)	5,446	3.00
Over 10 years	29,793	—	(166)	29,627	5.85
Mortgage-backed securities
Agency pass-through certificates	1,420,376	7,324	(40,675)	1,387,025	4.09
	2,616,877	10,531	(54,699)	2,572,709	4.87
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	436,972	913	(36,839)	401,046	3.18
	436,972	913	(36,839)	401,046	3.18
	$3,053,849	$11,444	$(91,538)	$2,973,755	4.63%

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

September 30, 2023	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$3,501	$—	$(36)	$3,465	6.06%
1 to 5 years	18,894	—	(563)	18,331	4.70
5 to 10 years	87,922	177	—	88,099	5.76
Over 10 years	106,340	831	(13)	107,158	5.84
Asset-backed securities due
1 to 5 years	18,579	—	(715)	17,864	6.06
5 to 10 years	36,875	2	(99)	36,778	6.11
Over 10 years	539,911	578	(7,115)	533,374	6.35
Corporate debt securities due
Within 1 year	—	—	—	—	—
1 to 5 years	151,893	895	(1,787)	151,001	5.14
5 to 10 years	113,221	—	(21,700)	91,521	3.87
Municipal bonds due
5 to 10 years	5,720	—	(701)	5,019	3.00
Over 10 years	29,832	361	(550)	29,643	5.85
Mortgage-backed securities
Agency pass-through certificates	1,005,928	66	(93,150)	912,844	3.39
	2,118,616	2,910	(126,429)	1,995,097	4.64
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	423,586	—	(68,398)	355,188	2.88
	423,586	—	(68,398)	355,188	2.88
	$2,542,202	$2,910	$(194,827)	$2,350,285	4.35%

The Company purchased $549,159,000 of available-for-sale investment securities and $47,092,000 held-to-maturity investment securities during 2024. Sales of available-for-sale securities totaled $182,682,000 and there were no sales of held-to-maturity investment securities in 2024. Substantially all mortgage-backed securities have contractual due dates that exceed 25 years.

The Company elected to exclude AIR from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS securities, AIR totaled $9,311,000 and $8,641,000 as of September 30, 2024 and September 30, 2023, respectively. For HTM debt securities, AIR totaled $1,154,000 and $1,013,000 as of September 30, 2024 and September 30, 2023, respectively. AIR is included in the “interest receivable” line item on the Company’s consolidated statements of financial condition.

The following tables show the gross unrealized losses and fair value of securities as of September 30, 2024 and September 30, 2023, by length of time that individual securities in each category have been in a continuous loss position. There were 209 and 232 securities with an unrealized loss as of September 30, 2024 and September 30, 2023, respectively. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be impaired.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

September 30, 2024	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$—	$—	$(10,993)	$146,060	$(10,993)	$146,060
Municipal bonds	(15)	19,985	(394)	15,088	(409)	35,073
U.S. government and agency securities	—	—	—	—	—	—
Asset-backed securities	(249)	116,173	(2,373)	235,846	(2,622)	352,019
Mortgage-backed securities	(165)	103,283	(40,510)	728,968	(40,675)	832,251
	(429)	239,441	(54,270)	1,125,962	(54,699)	1,365,403
Held-to-maturity securities
Mortgage-backed securities	—	—	(36,839)	348,573	(36,839)	348,573
	$(429)	$239,441	$(91,109)	$1,474,535	$(91,538)	$1,713,976

September 30, 2023	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$—	$—	$(23,487)	$167,452	$(23,487)	$167,452
Municipal bonds due	—	—	(1,250)	14,302	(1,250)	14,302
U.S. government and agency securities	(13)	14,917	(599)	21,795	(612)	36,712
Asset-backed securities	(2,142)	86,800	(5,788)	445,454	(7,930)	532,254
Mortgage-backed securities	(2,030)	142,235	(91,120)	744,010	(93,150)	886,245
	(4,185)	243,952	(122,244)	1,393,013	(126,429)	1,636,965
Held-to-maturity securities
Mortgage-backed securities	(15)	1,424	(68,383)	353,764	(68,398)	355,188
	$(4,200)	$245,376	$(190,627)	$1,746,777	$(194,827)	$1,992,153

Substantially all of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2024 or September 30, 2023. The Company does not consider HTM investments to have any credit impairment.

The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment as of September 30, 2024 or September 30, 2023. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Corporate debt securities and municipal bonds are considered to have an issuer of high credit quality and the decline in fair value is due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	September 30, 2024		September 30, 2023
	($ in thousands)		($ in thousands)
Gross loans by category
Commercial loans
Multi-family	$4,658,119	20.8%	$2,907,086	14.8%
Commercial real estate	3,757,040	16.8	3,344,959	17.0
Commercial & industrial	2,337,139	10.4	2,321,717	11.8
Construction	2,174,254	9.7	3,318,994	16.9
Land - acquisition & development	200,713	1.0	201,538	1.0
Total commercial loans	13,127,265	58.7	12,094,294	61.6
Consumer loans
Single-family residential	8,399,030	37.6	6,451,270	32.8
Construction - custom	384,161	1.7	672,643	3.4
Land - consumer lot loans	108,791	0.5	125,723	0.6
HELOC	266,151	1.2	234,410	1.2
Consumer	73,998	0.3	70,164	0.4
Total consumer loans	9,232,131	41.3	7,554,210	38.4
Total gross loans	22,359,396	100%	19,648,504	100%
Less:
Allowance for loan losses	203,753		177,207
Loans in process	1,009,798		1,895,940
Net deferred fees, costs and discounts	229,491		98,807
Total loan contra accounts	1,443,042		2,171,954
Net loans	$20,916,354		$17,476,550

The Company elected to exclude AIR from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of September 30, 2024 and September 30, 2023, AIR for loans totaled $92,362,000 and $77,349,000, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of financial condition.

Loans in the amount of $16,957,014,000 and $8,941,201,000 at September 30, 2024 and September 30, 2023, respectively, were pledged to secure borrowings and available lines of credit. None of the agencies to which we have pledged loans have the right to sell or re-pledge them.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
The following summary breaks down the Company's fixed rate and adjustable rate loans by time to maturity or to rate adjustment. The table below does not account for fixed rate loans that are swapped to floating using derivatives. See Note G for details regarding fair value hedges of individual fixed rate commercial loans and also hedges of a specified portion of pools of prepayable fixed rate mortgage loans under the "last of layer" method.

September 30, 2024
Fixed-Rate			Adjustable-Rate
Term To Maturity	Loans	% of Loans	Term To Rate Adjustment	Loans	% of Loans
	(In thousands)			(In thousands)
Within 1 year	$179,267	0.8%	Less than 1 year	$6,218,630	29.4%
1 to 3 years	1,215,170	5.8	1 to 3 years	2,101,732	10.0
3 to 5 years	764,056	3.6	3 to 5 years	1,148,969	5.4
5 to 10 years	2,582,522	12.2	5 to 10 years	306,485	1.5
10 to 20 years	503,677	2.4	10 to 20 years	311	—
Over 20 years	6,096,168	28.9	Over 20 years	3,120	—
	$11,340,860	53.7%		$9,779,247	46.3%

The Company has granted loans to officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans, including unfunded commitments to lend, was $98,271,000 and $134,860,000 at September 30, 2024 and 2023, respectively. As of September 30, 2024, all of these loans were performing in accordance with contractual terms.

The following table sets forth the amortized cost basis of loans receivable for non-accrual loans and loans 90 days or more past due and still accruing.

	September 30, 2024			September 30, 2023
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing
Commercial loans
Multi-family	$18,743	$—	$—	$5,127	$—	$—
Commercial real estate	26,362	—	—	23,435	—	—
Commercial & industrial	—	—	1,083	6,082	—	—
Construction	1,120	—	—	—	—	—
Land - acquisition & development	74	—	—	—	—	—
Total commercial loans	46,299	—	1,083	34,644	—	—
Consumer loans
Single-family residential	21,488	—	—	14,918	—	—
Construction - custom	848	—	—	88	—	—
Land - consumer lot loans	—	—	—	9	—	—
HELOC	596	—	—	736	—	—
Consumer	310	—	—	27	—	—
Total consumer loans	23,242	—	—	15,778	—	—
Total loans	$69,541	$—	$1,083	$50,422	$—	$—
% of total loans	0.33%			0.29%

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

The following tables break down loan delinquencies by loan portfolio segment and class.

September 30, 2024		Days Delinquent Based on $ Amount of Loans					% based on $
Loan type	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Past Due
	($ in thousands)
Commercial loans
Multi-Family	$4,556,200	$4,541,527	$—	$4,890	$9,783	$14,673	0.32%
Commercial Real Estate	3,732,155	3,731,494	89	—	572	661	0.02
Commercial & Industrial	2,332,732	2,330,686	—	1,023	1,023	2,046	0.09
Construction	1,424,016	1,421,966	930	—	1,120	2,050	0.14
Land - Acquisition & Development	160,317	160,243	—	—	74	74	0.05
Total commercial loans	12,205,420	12,185,916	1,019	5,913	12,572	19,504	0.16
Consumer loans
Single-Family Residential	8,280,300	8,250,589	3,927	7,540	18,244	29,711	0.36
Construction - Custom	182,415	181,567	—	—	848	848	0.46
Land - Consumer Lot Loans	108,060	108,060	—	—	—	—	—
HELOC	269,857	267,347	1,387	577	546	2,510	0.93
Consumer	74,055	73,290	311	144	310	765	1.03
Total consumer loans	8,914,687	8,880,853	5,625	8,261	19,948	33,834	0.38
Total Loans	$21,120,107	$21,066,769	$6,644	$14,174	$32,520	$53,338	0.25%
Delinquency %		99.75%	0.03%	0.07%	0.15%	0.25%

September 30, 2023		Days Delinquent Based on $ Amount of Loans					% based on $
Loan type	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Past Due
	($ in thousands)
Commercial loans
Multi-Family	$2,886,594	$2,886,462	$—	$—	$132	$132	—%
Commercial Real Estate	3,310,101	3,285,673	848	145	23,435	24,428	0.74
Commercial & Industrial	2,315,318	2,307,020	30	2,186	6,082	8,298	0.36
Construction	1,838,936	1,838,936	—	—	—	—	—
Land - Acquisition & Development	156,661	156,661	—	—	—	—	—
Total commercial loans	10,507,610	10,474,752	878	2,331	29,649	32,858	0.31
Consumer loans
Single-Family Residential	6,388,990	6,365,065	6,441	6,068	11,416	23,925	0.37
Construction - Custom	324,451	320,987	760	2,617	87	3,464	1.07
Land - Consumer Lot Loans	124,842	124,231	358	245	8	611	0.49
HELOC	237,754	235,708	1,050	314	682	2,046	0.86
Consumer	70,110	69,699	228	107	76	411	0.59
Total consumer loans	7,146,147	7,115,690	8,837	9,351	12,269	30,457	0.43
Total Loans	$17,653,757	$17,590,442	$9,715	$11,682	$41,918	$63,315	0.36%
Delinquency %		99.64%	0.06%	0.07%	0.24%	0.36%

Loans are considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. The following table presents the amortized basis of collateral-dependent loans by loan class and collateral type as of September 30, 2024.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

Loan type	Residential Real Estate	Commercial Real Estate
	($ in thousands)
Commercial loans
Multi-Family	$—	$18,641
Commercial Real Estate	—	32,790
Commercial & Industrial	—	—
Construction	1,120	—
Land - Acquisition & Development	74	—
Total commercial loans	1,194	51,431
Consumer loans
Single-Family Residential	5,678	—
Construction - Custom	88	—
Land - Consumer Lot Loans	—	—
HELOC	197	—
Consumer	—	—
Total consumer loans	5,963	—
Total Loans	$7,157	$51,431

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

The following table presents the amortized basis of loans that were modified to borrowers experiencing financial difficulty during the period by loan class and modification type. All such modifications during the year were term extensions.

	Twelve Months Ended September 30, 2024
	Term Extension	% of Total Loan Class Balance	Wtd. Avg. Term Extension
Commercial loans	( in thousands)		(in months)
Commercial real estate	$23,449	0.63%	36
Commercial & industrial	61,074	2.62	4
Construction	19,087	1.34	12
Total commercial loans	103,610	0.85

Consumer loans
Single-family residential	882	0.01	6
Total consumer loans	882	0.01
Total Loans	$104,492	0.49%	13

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts. The following table presents the performance of such loans that have been modified for the twelve months ended September 30, 2024.

September 30, 2024		Days Delinquent
Loan type	Current	30	60	90	Total

Commercial loans
Commercial real estate	$23,449	$—	$—	$—	$23,449
Commercial & industrial	58,999	—	992	1,083	61,074
Construction	19,087	—	—	—	19,087
Total commercial loans	101,535	—	992	1,083	103,610

Consumer loans
Single-family residential	882	—	—	—	882
Total consumer loans	882	—	—	—	882
Total Loans	$102,417	$—	$992	$1,083	$104,492

None of the loans modified in the twelve months ended September 30, 2024 defaulted after modification.

We evaluate the credit quality of our commercial loans based on regulatory risk ratings and also consider other factors. It is important to note, just because a loan is risk-rated below a "pass" rating, it does not necessarily indicate there will be future charge-offs on that loan. Loans are downgraded because of either borrower specific or industry-wide financial or operating stresses. Based on this evaluation, the loans are assigned a grade and classified as follows:

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
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
be taken in the period in which they are identified as uncollectible. Partial charge-off versus full charge-off may be taken if the collateral offers some identifiable protection.

The following tables present by credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of September 30, 2024 and September 30, 2023.

September 30, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$62,038	$198,790	$1,645,460	$1,203,005	$577,037	$716,573	$56,627	$16,753	$4,476,283
Special Mention	—	—	1,698	2,655	2,572	5,452	—	—	12,377
Substandard	—	—	13,566	5,850	7,059	41,065	—	—	67,540
Total	$62,038	$198,790	$1,660,724	$1,211,510	$586,668	$763,090	$56,627	$16,753	$4,556,200

Commercial real estate
Pass	$216,520	$252,923	$1,086,200	$723,600	$475,313	$797,877	$35,249	$—	$3,587,682
Special Mention	—	—	—	22,216	8,682	9,399	—	—	40,297
Substandard	—	—	8,686	2,260	25,319	67,911	—	—	104,176
Total	$216,520	$252,923	$1,094,886	$748,076	$509,314	$875,187	$35,249	$—	$3,732,155
Gross Charge-offs	—	—	—	—	—	203	—	—	203

Commercial & industrial
Pass	$42,232	$148,059	$231,215	$282,148	$89,219	$156,666	$1,116,283	$41,957	$2,107,779
Special Mention	—	—	—	—	—	—	21,264	—	21,264
Substandard	2,142	19,818	35,717	2,284	13,227	44,870	85,627	4	203,689
Total	$44,374	$167,877	$266,932	$284,432	$102,446	$201,536	$1,223,174	$41,961	$2,332,732
Gross Charge-offs	175	42	10	15	—	7	2,331	31	2,611

Construction
Pass	$146,154	$421,334	$532,310	$233,200	$—	$—	$59,334	$—	$1,392,332
Special Mention	—	—	—	3,221	—	—	—	—	3,221
Substandard	82	8,622	6,060	13,699	—	—	—	—	28,463
Total	$146,236	$429,956	$538,370	$250,120	$—	$—	$59,334	$—	$1,424,016

Land - acquisition & development
Pass	$23,475	$12,976	$56,292	$46,635	$2,774	$17,768	$—	$—	$159,920
Substandard	—	—	—	—	74	323	—	—	397
Total	$23,475	$12,976	$56,292	$46,635	$2,848	$18,091	$—	$—	$160,317
Gross Charge-offs	—	—	—	—	—	149	—	—	149

Total commercial loans
Pass	$490,419	$1,034,082	$3,551,477	$2,488,588	$1,144,343	$1,688,884	$1,267,493	$58,710	$11,723,996
Special Mention	—	—	1,698	28,092	11,254	14,851	21,264	—	77,159
Substandard	2,224	28,440	64,029	24,093	45,679	154,169	85,627	4	404,265
Total	$492,643	$1,062,522	$3,617,204	$2,540,773	$1,201,276	$1,857,904	$1,374,384	$58,714	$12,205,420
Gross Charge-offs	$175	$42	$10	$15	$—	$359	$2,331	$31	$2,963

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

September 30, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$384,516	$765,673	$2,285,996	$2,061,359	$797,586	$1,955,459	$—	$—	$8,250,589
30 days past due	—	—	375	—	1,063	2,489	—	—	3,927
60 days past due	—	3,237	—	1,199	662	2,442	—	—	7,540
90+ days past due	—	820	3,454	1,339	1,027	11,604	—	—	18,244
Total	$384,516	$769,730	$2,289,825	$2,063,897	$800,338	$1,971,994	$—	$—	$8,280,300
Gross Charge-offs	—	—	13	—	—	131	—	—	144

Construction - custom
Current	$54,649	$108,941	$17,082	$537	$—	$358	$—	$—	$181,567
90+ days past due	—	—	848	—	—	—	—	—	848
Total	$54,649	$108,941	$17,930	$537	$—	$358	$—	$—	$182,415

Land - consumer lot loans
Current	$19,672	$14,809	$26,839	$23,804	$9,223	$13,713	$—	$—	$108,060
Total	$19,672	$14,809	$26,839	$23,804	$9,223	$13,713	$—	$—	$108,060

HELOC
Current	$—	$—	$—	$—	$—	$4,176	$262,055	$1,116	$267,347
30 days past due	—	—	—	—	—	216	1,171	—	1,387
60 days past due	—	—	—	—	—	392	185	—	577
90+ days past due	—	—	—	—	—	8	538	—	546
Total	$—	$—	$—	$—	$—	$4,792	$263,949	$1,116	$269,857

Consumer
Current	$1,515	$33	$(19)	$9,440	$8,000	$18,329	$35,992	$—	$73,290
30 days past due	—	—	—	—	—	92	219	—	311
60 days past due	—	—	—	—	—	—	144	—	144
90+ days past due	—	—	—	—	—	91	219	—	310
Total	$1,515	$33	$(19)	$9,440	$8,000	$18,512	$36,574	$—	$74,055
Gross Charge-offs	—	—	—	—	—	139	379	—	518

Total consumer loans
Current	$460,352	$889,456	$2,329,898	$2,095,140	$814,809	$1,992,035	$298,047	$1,116	$8,880,853
30 days past due	—	—	375	—	1,063	2,797	1,390	—	5,625
60 days past due	—	3,237	—	1,199	662	2,834	329	—	8,261
90+ days past due	—	820	4,302	1,339	1,027	11,703	757	—	19,948
Total	$460,352	$893,513	$2,334,575	$2,097,678	$817,561	$2,009,369	$300,523	$1,116	$8,914,687
Gross Charge-offs	$—	$—	$13	$—	$—	$270	$379	$—	$662

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

September 30, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$135,859	$658,126	$850,998	$541,655	$135,965	$400,412	$49,523	$—	$2,772,538
Special Mention	—	90,428	—	—	—	—	—	—	90,428
Substandard	—	5,711	2,309	2,422	7,583	5,603	—	—	23,628
Total	$135,859	$754,265	$853,307	$544,077	$143,548	$406,015	$49,523	$—	$2,886,594
Commercial real estate
Pass	$221,057	$912,776	$735,069	$476,941	$262,945	$596,459	$2,349	$—	$3,207,596
Special Mention	—	—	788	—	4,059	—	—	—	4,847
Substandard	499	5,361	3,810	24,538	27,916	35,534	—	—	97,658
Total	$221,556	$918,137	$739,667	$501,479	$294,920	$631,993	$2,349	$—	$3,310,101
Commercial & industrial
Pass	$155,411	$258,798	$316,713	$117,089	$24,246	$175,042	$1,089,896	$27,681	$2,164,876
Special Mention	—	—	—	—	2,940	—	3,707	—	6,647
Substandard	—	5,532	8,537	2,783	3,819	46,297	69,948	6,879	143,795
Total	$155,411	$264,330	$325,250	$119,872	$31,005	$221,339	$1,163,551	$34,560	$2,315,318
Construction
Pass	$235,150	$833,577	$559,850	$68,105	$46,390	$373	$74,821	$—	$1,818,266
Substandard	2,901	5,119	12,650	—	—	—	—	—	20,670
Total	$238,051	$838,696	$572,500	$68,105	$46,390	$373	$74,821	$—	$1,838,936
Land - acquisition & development
Pass	$20,593	$69,414	$39,276	$6,280	$351	$17,876	$2,600	$—	$156,390
Substandard	—	271	—	—	—	—	—	—	271
Total	$20,593	$69,685	$39,276	$6,280	$351	$17,876	$2,600	$—	$156,661
Total commercial loans
Pass	$768,070	$2,732,691	$2,501,906	$1,210,070	$469,897	$1,190,162	$1,219,189	$27,681	$10,119,666
Special Mention	—	90,428	788	—	6,999	—	3,707	—	101,922
Substandard	3,400	21,994	27,306	29,743	39,318	87,434	69,948	6,879	286,022
Total	$771,470	$2,845,113	$2,530,000	$1,239,813	$516,214	$1,277,596	$1,292,844	$34,560	$10,507,610

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

September 30, 2023	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2023	2022	2021	2020	2019	Prior to 2019	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$513,007	$1,478,479	$1,719,163	$718,250	$295,836	$1,640,330	$—	$—	$6,365,065
30 days past due	822	115	859	392	221	4,032	—	—	6,441
60 days past due	—	1,526	1,420	1,325	—	1,797	—	—	6,068
90+ days past due	—	1,470	666	1,408	—	7,872	—	—	11,416
Total	$513,829	$1,481,590	$1,722,108	$721,375	$296,057	$1,654,031	$—	$—	$6,388,990

Construction - custom
Current	$92,081	$218,988	$8,838	$243	$358	$479	$—	$—	$320,987
30 days past due	—	760	—	—	—	—	—	—	760
60 days past due	—	—	—	2,617	—	—	—	—	2,617
90+ days past due	—	87	—	—	—	—	—	—	87
Total	$92,081	$219,835	$8,838	$2,860	$358	$479	$—	$—	$324,451

Land - consumer lot loans
Current	$19,128	$41,658	$35,048	$11,517	$4,166	$12,714	$—	$—	$124,231
30 days past due	—	—	358	—	—	—	—	—	358
60 days past due	—	—	245	—	—	—	—	—	245
90+ days past due	—	—	—	—	—	8	—	—	8
Total	$19,128	$41,658	$35,651	$11,517	$4,166	$12,722	$—	$—	$124,842

HELOC
Current	$—	$—	$—	$—	$—	$3,733	$230,338	$1,637	$235,708
30 days past due	—	—	—	—	—	44	1,006	—	1,050
60 days past due	—	—	—	—	—	314	—	—	314
90+ days past due	—	—	—	—	—	—	682	—	682
Total	$—	$—	$—	$—	$—	$4,091	$232,026	$1,637	$237,754

Consumer
Current	$662	$121	$9,748	$8,006	$16	$23,201	$27,945	$—	$69,699
30 days past due	—	—	—	—	—	225	3	—	228
60 days past due	—	—	—	—	—	106	1	—	107
90+ days past due	—	—	—	—	29	46	—	1	76
Total	$662	$121	$9,748	$8,006	$45	$23,578	$27,949	$1	$70,110

Total consumer loans
Current	$624,878	$1,739,246	$1,772,797	$738,016	$300,376	$1,680,457	$258,283	$1,637	$7,115,690
30 days past due	822	875	1,217	392	221	4,301	1,009	—	8,837
60 days past due	—	1,526	1,665	3,942	—	2,217	1	—	9,351
90+ days past due	—	1,557	666	1,408	29	7,926	682	1	12,269
Total	$625,700	$1,743,204	$1,776,345	$743,758	$300,626	$1,694,901	$259,975	$1,638	$7,146,147

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
NOTE E - ALLOWANCE FOR LOAN LOSSES

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A, "Summary of Significant Accounting Policies."

The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Twelve Months Ended September 30, 2024	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$13,155	$—	$—	$12,093	$25,248
Commercial real estate	28,842	(203)	4	10,567	39,210
Commercial & industrial	58,773	(2,611)	1,069	1,517	58,748
Construction	29,408	—	—	(7,141)	22,267
Land - acquisition & development	7,016	(149)	105	928	7,900
Total commercial loans	137,194	(2,963)	1,178	17,964	153,373
Consumer loans
Single-family residential	28,029	(144)	381	12,257	40,523
Construction - custom	2,781	—	1	(1,355)	1,427
Land - consumer lot loans	3,512	—	58	(1,006)	2,564
HELOC	2,859	—	4	186	3,049
Consumer	2,832	(518)	647	(144)	2,817
Total consumer loans	40,013	(662)	1,091	9,938	50,380
	$177,207	$(3,625)	$2,269	$27,902	$203,753
[1]Provision & transfer amounts within the table include the $16,000,000 initial provision related to non-PCD loans acquired during the year and the $7,403,000 PCD ACL amount included in the Merger purchase price allocation but do not reflect a provision recapture from unfunded commitments of $3,000,000.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

Twelve Months Ended September 30, 2023	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$12,013	$—	$—	$1,142	$13,155
Commercial real estate	25,814	—	103	2,925	$28,842
Commercial & industrial	57,210	(45,856)	93	47,326	$58,773
Construction	26,161	—	—	3,247	$29,408
Land - acquisition & development	12,278	—	78	(5,340)	$7,016
Total commercial loans	133,476	(45,856)	274	49,300	137,194
Consumer loans
Single-family residential	25,518	(34)	568	1,977	28,029
Construction - custom	3,410	—	—	(629)	2,781
Land - consumer lot loans	5,047	—	23	(1,558)	3,512
HELOC	2,482	—	2	375	2,859
Consumer	2,875	(580)	502	35	2,832
Total consumer loans	39,332	(614)	1,095	200	40,013
	$172,808	$(46,470)	$1,369	$49,500	$177,207
[1]Provision & transfer amounts within the table do not reflect a provision recapture from unfunded commitments of $8,000,000.

The Company recorded a provision for credit losses of $17,500,000 in 2024, compared to a provision of $41,500,000 for 2023. In 2024, the provision included the initial reserves for acquired non-PCD loans. The increase in the overall ACL in 2024 was a combination of the provision recorded and the reserve for LBC PCD loans booked in purchase accounting. For the year ended September 30, 2024, net charge-offs were $1,356,000, compared to $45,101,000 in the prior year. A loan is charged-off when the loss is estimable and it is confirmed that the borrower is not expected to be able to meet its contractual obligations.

Non-accrual loans increased to $69,541,000 as of September 30, 2024, from $50,422,000 as of September 30, 2023. Non-performing assets totaled $77,418,000, or 0.28% of total assets, at September 30, 2024, compared to $57,924,000, or 0.26% of total assets, as of September 30, 2023.

As of September 30, 2024, the allowance for loan losses of $203,753,000 is for loans that are evaluated on a pooled basis, which was comprised of $144,848,000 related to the quantitative component and $58,905,000 related to management's qualitative overlays (including the forecast component of the reserve).
The Company has an asset quality review function that analyzes its loan portfolio and reports the results of the review to its Board of Directors on a quarterly basis. The single-family residential, HELOC and consumer portfolios are evaluated based on their performance as a pool of loans, since no single loan is individually significant or judged by its risk rating, size or potential risk of loss. The construction, land, multi-family, commercial real estate and commercial and industrial loans are risk rated on a loan by loan basis to determine the relative risk inherent in specific borrowers or loans. Based on that risk rating, the loans are assigned a grade and classified as described in Note D "Loans Receivable." It is important to note, just because a loan is risk-rated below a "pass" rating, it does not necessarily indicate there will be future charge-offs on that loan. Loans are downgraded because of either borrower specific or industry-wide financial or operating stresses.

The following tables provide the amortized cost of loans receivable based on risk rating categories (as previously defined).

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

September 30, 2024	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Loan type
Commercial loans
Multi-family	$4,476,283	$12,377	$67,540	$—	$—	$4,556,200
Commercial real estate	3,587,682	40,297	104,176	—	—	3,732,155
Commercial & industrial	2,107,780	21,264	203,688	—	—	2,332,732
Construction	1,392,332	3,221	28,463	—	—	1,424,016
Land - acquisition & development	159,919	—	398	—	—	160,317
Total commercial loans	11,723,996	77,159	404,265	—	—	12,205,420
Consumer loans
Single-family residential	8,258,812	—	21,488	—	—	8,280,300
Construction - custom	181,567	—	848	—	—	182,415
Land - consumer lot loans	108,060	—	—	—	—	108,060
HELOC	269,261	—	596	—	—	269,857
Consumer	73,824	—	231	—	—	74,055
Total consumer loans	8,891,524	—	23,163	—	—	8,914,687
Total loans	$20,615,520	$77,159	$427,428	$—	$—	$21,120,107
Total grade as a % of total loans	97.6%	0.4%	2.0%	—%	—%

September 30, 2023	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands)
Loan type
Commercial loans
Multi-family	$2,772,538	$90,428	$23,628	$—	$—	$2,886,594
Commercial real estate	3,207,596	4,847	97,658	—	—	3,310,101
Commercial & industrial	2,164,876	6,647	143,795	—	—	2,315,318
Construction	1,818,266	—	20,670	—	—	1,838,936
Land - acquisition & development	156,390	—	271	—	—	156,661
Total commercial loans	10,119,666	101,922	286,022	—	—	10,507,610
Consumer loans
Single-family residential	6,370,936	—	18,054	—	—	6,388,990
Construction - custom	324,363	—	88	—	—	324,451
Land - consumer lot loans	124,588	—	254	—	—	124,842
HELOC	237,018	—	736	—	—	237,754
Consumer	70,098	—	12	—	—	70,110
Total consumer loans	7,127,003	—	19,144	—	—	7,146,147
Total gross loans	$17,246,669	$101,922	$305,166	$—	$—	$17,653,757
Total grade as a % of total gross loans	97.7%	0.6%	1.7%	—%	—%

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

The following tables provide information on amortized cost of loans receivable based on borrower payment activity.

September 30, 2024	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands)		(In thousands)
Commercial loans
Multi-family	$4,537,457	99.6%	$18,743	0.4%
Commercial real estate	3,705,793	99.3	26,362	0.7
Commercial & industrial	2,332,732	100.0	—	—
Construction	1,422,896	99.9	1,120	0.1
Land - acquisition & development	160,243	100.0	74	—
Total commercial loans	12,159,121	99.6	46,299	0.4
Consumer loans
Single-family residential	8,258,812	99.7	21,488	0.3
Construction - custom	181,567	99.5	848	0.5
Land - consumer lot loans	108,060	100.0	—	—
HELOC	269,261	99.8	596	0.2
Consumer	73,745	99.6	310	0.4
Total consumer loans	8,891,445	99.7	23,242	0.3
Total	$21,050,566	99.7%	$69,541	0.3%

September 30, 2023	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands)		(In thousands)
Commercial loans
Multi-family	$2,881,467	99.8%	$5,127	0.2%
Commercial real estate	3,286,666	99.3	23,435	0.7
Commercial & industrial	2,309,236	99.7	6,082	0.3
Construction	1,838,936	100.0	—	—
Land - acquisition & development	156,661	100.0	—	—
Total commercial loans	10,472,966	99.7	34,644	0.3
Consumer loans
Single-family residential	6,374,072	99.8	14,918	0.2
Construction - custom	324,363	100.0	88	—
Land - consumer lot loans	124,833	100.0	9	—
HELOC	237,018	99.7	736	0.3
Consumer	70,083	100.0	27	—
Total consumer loans	7,130,369	99.8	15,778	0.2
Total gross loans	$17,603,335	99.7%	$50,422	0.3%

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

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

Certain loans acquired in the Merger which were designated as held for sale were recorded at fair value to be remeasured on a recurring basis until sold. The fair value of these loans was based on observable market data including dealer quotes and bids from third parties. These were considered a Level 2 input method.
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
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
The following tables present the balance and level in the fair value hierarchy for assets and liabilities that are measured at fair value on a recurring basis (with the exception of those measured using the NAV practical expedient).

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
U.S. government and agency securities	$—	$314,204	$—	$314,204
Asset-backed securities	—	540,125		540,125
Municipal bonds	—	35,073	—	35,073
Corporate debt securities	—	296,282	—	296,282
Mortgage-backed securities
Agency pass-through certificates	—	1,387,025	—	1,387,025
Total Available-for-sale securities	—	2,572,709	—	2,572,709
Client swap program hedges	—	46,758	—	46,758
Commercial loan hedges	—	1,595	—	1,595
Borrowings cash flow hedges	—	117,271	—	117,271
Total Financial Assets	$—	$2,738,333	$—	$2,738,333

Financial Liabilities
Client swap program hedges	$—	$47,388	$—	$47,388
Mortgage loan fair value hedges	—	667	—	667
Total Financial Liabilities	$—	$48,055	$—	$48,055

	September 30, 2023
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
U.S. government and agency securities	$—	$217,053	$—	$217,053
Asset-backed securities	—	588,016	—	588,016
Municipal bonds	—	34,662	—	34,662
Corporate debt securities	—	242,522	—	242,522
Mortgage-backed securities
Agency pass-through certificates	—	912,844	—	912,844
Total Available-for-sale securities	—	1,995,097	—	1,995,097
Client swap program hedges	—	78,797	—	78,797
Commercial loan fair value hedges	—	3,405	—	3,405
Mortgage loan fair value hedge	—	46,396	—	46,396
Borrowings cash flow hedges	—	184,373	—	184,373
Total Financial Assets	$—	$2,308,068	$—	$2,308,068

Financial Liabilities
Client swap program hedges	$—	$79,668	$—	$79,668
Total Financial Liabilities	$—	$79,668	$—	$79,668

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
There were no transfers between, into and/or out of Level 1, 2 or 3 during the year ended September 30, 2024 or September 30, 2023.
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

	September 30, 2024				Twelve Months Ended September 30, 2024
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Loans receivable (1)	$—	$—	$4,345	$4,345	$(3,225)
Real estate owned (2)	—	—	1,460	1,460	(1,910)
Balance at end of period	$—	$—	$5,805	$5,805	$(5,135)

(1)The gains (losses) represent re-measurements of collateral-dependent impaired loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.

	September 30, 2023				Twelve Months Ended September 30, 2023
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Loans receivable (1)	$—	$—	$35,627	$35,627	$(46,079)
Real estate owned (2)	—	—	3,857	3,857	(181)
Balance at end of period	$—	$—	$39,484	$39,484	$(46,260)

(1)The gains (losses) represent re-measurements of collateral-dependent impaired loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.

At September 30, 2024, there was $681,000 in foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $6,184,000.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
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

		September 30, 2024		September 30, 2023
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$2,381,102	$2,381,102	$980,649	$980,649
Available-for-sale securities:
U.S. government and agency securities	2	314,204	314,204	217,053	217,053
Asset-backed securities	2	540,125	540,125	588,016	588,016
Municipal bonds	2	35,073	35,073	34,662	34,662
Corporate debt securities	2	296,282	296,282	242,522	242,522
Mortgage-backed securities
Agency pass-through certificates	2	1,387,025	1,387,025	912,844	912,844
Total available-for-sale securities		2,572,709	2,572,709	1,995,097	1,995,097
Held-to-maturity securities:
Mortgage-backed securities
Agency pass-through certificates	2	436,972	401,046	423,586	355,188
Total held-to-maturity securities		436,972	401,046	423,586	355,188

Loans receivable	3	20,916,354	20,269,059	17,476,550	16,559,758
FHLB stock	2	95,617	95,617	126,820	126,820
Other assets - client swap program hedges	2	46,758	46,758	78,797	78,797
Other assets - commercial loan fair value hedges	2	1,595	1,595	3,405	3,405
Other assets - mortgage loan fair value hedges	2	—	—	46,396	46,396
Other assets - borrowings cash flow hedges	2	117,271	117,271	184,373	184,373

Financial liabilities
Time deposits	2	9,556,785	9,787,187	5,305,016	5,232,689
Borrowings	2	3,267,589	3,276,122	3,650,000	3,653,229
Junior subordinated deferrable interest debentures	3	50,718	50,240	—	—
Other liabilities - client swap program hedges	2	47,388	47,388	79,668	79,668
Other liabilities - mortgage loan fair value hedges	2	667	667	—	—
The following methods and assumptions were used to estimate the fair value of financial instruments:
Cash and cash equivalents – The carrying amount of these items is a reasonable estimate of their fair value.
Available-for-sale securities and held-to-maturity securities – Securities at fair value are primarily priced using model pricing based on the securities' relationship to other benchmark quoted prices as provided by an independent third party and are considered a Level 2 input method. Equity securities which are exchange traded are considered a Level 1 input method.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
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

NOTE G - DERIVATIVES AND HEDGING ACTIVITIES

 The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at September 30, 2024 and September 30, 2023.

September 30, 2024	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$1,044,512	$46,758	Other liabilities	$1,044,512	$47,388
Commercial loan fair value hedges	Other assets	37,042	1,595	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	—	—	Other liabilities	2,570,000	667
Borrowings cash flow hedges	Other assets	900,000	117,271	Other liabilities	—	—
		$1,981,554	$165,624		$3,614,512	$48,055

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

September 30, 2023	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$806,744	$78,797	Other liabilities	$806,744	$79,668
Commercial loan fair value hedges	Other assets	39,661	3,405	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	670,000	46,396	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	1,000,000	184,373	Other liabilities	—	—
		$2,516,405	$312,971		$806,744	$79,668

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

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged items are adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with each hedged item until the hedged item is de-recognized from the balance sheet. The following tables presents the impact of fair value hedge accounting on the carrying value of the hedged items at September 30, 2024 and September 30, 2023.

(In thousands)	September 30, 2024
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$7,287,540	$20,005
	$7,287,540	$20,005

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At September 30, 2024, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $7,252,017,000, the cumulative basis adjustment associated with the hedging relationships was $21,476,000, and the amount of the designated hedged items was $2,570,000,000. During the year, hedge accounting was discontinued on a $300,000,000 last of layer hedge. A basis adjustment of $1,232,211 associated with the terminated portion of the hedge was deferred and is being accreted over the remaining life of the associated pool of loans.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At September 30, 2024, the amortized cost basis of the hedged commercial loans was $35,523,000 and the cumulative basis adjustment associated with the hedging relationships was $(1,471,000).

(In thousands)	September 30, 2023
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$1,816,870	$(48,865)
	$1,816,870	$(48,865)

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
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

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. As of September 30, 2024, the maturities for hedges of adjustable rate borrowings ranged from less than one year to five years, with the weighted average being 5.1 years.

The following table presents the impact of derivative instruments (cash flow hedges on borrowings) on AOCI for the periods presented.

(In thousands)	Twelve Months Ended September 30,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2024	2023
Interest rate contracts:
Pay fixed/receive floating swaps on cash flow hedges of borrowings	$(67,102)	$4,428
Total pre-tax gain/(loss) recognized in AOCI	$(67,102)	$4,428

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
The following table presents the gains/(losses) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the period presented.

	Twelve Months Ended September 30, 2024		Twelve Months Ended September 30, 2023
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$1,165,849	$(178,444)	$900,068	$(115,488)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$39,223		$16,975
Recognized on derivatives	(67,785)		10,519
Recognized on hedged items	67,639		(9,775)
Net income/(expense) recognized on fair value hedges	$39,077		$17,719

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$46,645		$38,709
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		—		—
Net income/(expense) recognized on cash flow hedges		$46,645		$38,709

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. The net impact to the statement of operations for the year ended September 30, 2024 was an increase in other income of $241,000. The net impact for the year ended September 30, 2023 was a decrease in other income of $870,000. As of September 30, 2024, none of the outstanding notional balance is associated with related party loans.

The following table presents the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Twelve Months Ended September 30,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2024	2023
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(45,960)	$11,544
Receive fixed/pay floating swap	Other noninterest income	46,201	(12,414)
		$241	$(870)

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
NOTE H – REVENUE FROM CONTRACTS WITH CUSTOMERS

Net interest income on financial assets and liabilities is excluded from the scope of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606") thus a significant majority of our revenues are not subject to the referenced guidance.

Revenue streams that are within the scope of the guidance are presented within noninterest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. For fiscal years ended 2024 and 2023, in scope revenue streams represented approximately 3.2% and 3.9% of our total revenues, respectively. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of noninterest income within the scope of the guidance include the following:

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

NOTE I - INTEREST RECEIVABLE

The following table provides a summary of interest receivable by interest-earning asset type.

	September 30, 2024	September 30, 2023
	(In thousands)
Loans receivable	$92,362	$77,349
Mortgage-backed securities	4,882	3,431
Investment securities	5,583	6,223
	$102,827	$87,003

NOTE J - PREMISES AND EQUIPMENT

The following table provides a summary of premises and equipment by asset type.

		September 30, 2024	September 30, 2023
	Estimated Useful Life in Years	(In thousands)
Land	—	$88,055	$90,726
Buildings	10 - 40	203,567	190,707
Leasehold improvements	5 - 15	31,729	18,081
Furniture, software and equipment	2 - 10	99,033	92,765
		422,384	392,279
Less accumulated depreciation and amortization		(174,483)	(155,268)
		$247,901	$237,011

NOTE K - CUSTOMER ACCOUNTS

The following tables provide the composition of the Company's customer accounts, including time deposits.

	September 30, 2024			September 30, 2023
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$2,500,467	11.7%	—%	$2,706,448	16.8%	—%
Interest checking	4,486,444	21.0	2.89	3,882,715	24.2	2.28
Savings	718,560	3.4	0.23	817,547	5.1	0.21
Money market	4,111,714	19.2	2.22	3,358,603	20.9	1.48
Time deposits	9,556,785	44.7	4.58	5,305,016	33.0	3.77
Total	$21,373,970	100%	3.09%	$16,070,329	100%	2.12%

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

Time deposits by rate band are as follows:	September 30, 2024	September 30, 2023
	(In thousands)
Less than 1.00%	$82,935	$139,525
1.00% to 1.99%	2,395	64,262
2.00% to 2.99%	3,340	248,973
3.00% to 3.99%	345,680	3,884,337
4.00% to 4.99%	8,244,791	532,153
5.00% and higher	877,644	435,766
	$9,556,785	$5,305,016

Time deposits by maturity band are as follows:	September 30, 2024	September 30, 2023
	(In thousands)
Three months or less	$2,923,299	$2,383,793
Over 3 through 6 months	3,140,278	1,517,379
Over 6 through 12 months	2,543,201	732,141
Over 12 months	950,007	671,703
	$9,556,785	$5,305,016

Customer accounts with uninsured or uncollateralized deposits totaled $5,134,192,000 as of September 30, 2024, compared to $4,124,355,000 as of September 30, 2023.

Interest expense on customer accounts consisted of the following:

Year ended September 30,	2024	2023	2022
	(In thousands)
Checking accounts	$99,917	$70,396	$10,086
Savings accounts	3,952	1,715	1,377
Money market accounts	77,993	47,485	12,423
Time deposit accounts	351,654	119,255	19,422
	533,516	238,851	43,308
Less early withdrawal penalties	(1,082)	(1,618)	(267)
	$532,434	$237,233	$43,041

Weighted average interest rate at end of year	3.09%	2.12%	0.51%
Daily weighted average interest rate during the year	3.26%	1.84%	0.34%

NOTE L - BORROWINGS

The Company had total borrowings outstanding at September 30, 2024 with carrying values of $3,267,589,000 compared to $3,650,000,000 at September 30, 2023. The borrowings consisted of FHLB advances and funds received from the FRB's Bank Term Funding Program. The table below shows the contractual maturity dates of outstanding FHLB advances.

	September 30, 2024	September 30, 2023
	(In thousands)
Within 1 year	$2,099,353	$2,900,000
1 to 3 years	93,354	—
3 to 5 years	167	—
	$2,192,874	$2,900,000

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

As of September 30, 2024, there are no advances that are callable by the FHLB. Taking into account cash flow hedges, the weighted average effective maturity of FHLB advances at September 30, 2024 is 2.34 years.

Financial information pertaining to the weighted-average cost and the amount of FHLB advances were as follows.

	2024	2023	2022
	($ in thousands)
Weighted average interest rate, including cash flow hedges, at end of year	3.32%	3.83%	2.02%
Weighted daily average interest rate, including cash flow hedges, during the year	3.78%	3.42%	1.66%
Daily average of FHLB advances during the year	$2,952,872	$2,916,849	$1,731,110
Maximum amount of FHLB advances at any month end	$4,338,731	$3,425,000	$2,125,000
Interest expense during the year (including swap interest income and expense)	$111,574	$99,631	$28,729

The Bank has a credit line with the FHLB - DM equal to 45% of total assets depending on specific collateral eligibility. The Bank has entered into borrowing agreements with the FHLB - DM to borrow funds under a short-term floating rate cash management advance program and fixed-rate term loan agreements. All borrowings are secured by stock of the FHLB - DM, deposits with the FHLB - DM, and a blanket pledge of qualifying loans receivable. The Bank also has a credit line with the FHLB - SF in support of LBC borrowings from the FHLB - SF, but the Bank is unable to take down new advances against this line. The FHLB - SF credit line is secured by a line-item pledge of single-family residential mortgages that are specifically identified.

The Bank participates in the FRB of San Francisco Borrower-in-Custody program which collateralizes primary credit borrowings. The Company also elected to utilize the Federal Reserve's Bank Term Funding Program ("BTFP") to leverage its highly favorable terms to fortify the Bank's liquidity position. These borrowings are repayable at any time without penalty and were the lowest cost funding source available at the time. The Federal Reserve ceased making new BTFP loans on March 11, 2024. During fiscal 2024, the Company obtained in the Merger an additional balances of $325,000,000 from the FRB's BTFP in addition to the $750,000,000 borrowed the previous year. This program offered up to 1 year fixed-rate term borrowings that are prepayable without penalty. These borrowings are not callable by the FRB and have contractual maturity dates within 1 year.

NOTE M - JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

The Company acquired in the Merger two wholly-owned trust companies (the "Trusts") formed by LBC which issued guaranteed preferred beneficial interests (the "Trust Securities") in the LBC’s junior subordinated deferrable interest debentures (the "Notes"). The Company is not considered the primary beneficiary of the Trusts and therefore, the Trusts are not consolidated in the Company’s financial statements, but rather the junior subordinated debentures are shown as a liability. The Company’s investment in the common securities of the Trusts, totaling $1.9 million, is included in other assets in the consolidated statements of financial condition. The sole asset of the Trusts are the Notes that they hold.

The Trusts have invested the proceeds of such Trust Securities in the Notes. Each of the Notes has an interest rate equal to the corresponding Trust Securities distribution rate. The Company has the right to defer payment of interest on the Notes at any time or from time to time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the relevant Notes. During any such extension period, distributions on the Trust Securities will also be deferred, and the Company’s ability to pay dividends on its common stock will be restricted.

The Company has assumed LBC's contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Securities; (ii) the redemption price with respect to any Trust Securities called for redemption by the Trusts; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trusts. The Trust Securities are mandatorily redeemable upon maturity of the Notes, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Notes purchased by the Trusts, in whole or in part, on or after the redemption date. As specified in the indenture, if the Notes are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
The following table is a summary of the outstanding Trust Securities and Notes at September 30, 2024.

	Issued Amount	Carrying Amount[1]		Date Issued	Maturity Date	Rate Index
Issuer			Rate			(Quarterly Reset)
	($ in thousands)
Luther Burbank Statutory Trust I	$41,238	$33,681	6.59%	3/30/2006	6/15/2036	3 month CME Term SOFR + Tenor Spread Adjustment (0.26%) + 1.38%
Luther Burbank Statutory Trust II	$20,619	$17,037	6.83%	3/30/2007	6/15/2037	3 month CME Term SOFR + Tenor Spread Adjustment (0.26%) + 1.62%
[1]Includes fair value adjustments made as a result of purchase accounting

NOTE N - COMMITMENTS AND CONTINGENCIES

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

The table below presents the Company’s operating lease right-of-use asset and the related lease liability.

(In thousands)	September 30, 2024	September 30, 2023
Operating lease asset	$37,486	$21,126
Operating lease liability	$40,788	$23,422

As of September 30, 2024, the Company’s operating leases have a weighted average remaining lease term of 9.5 years and a weighted average discount rate of 3.74%. Cash paid for amounts included in the measurement of the above operating lease liability was $9,627,000 and $6,418,000 for the twelve months ended September 30, 2024 and 2023, respectively. Right-of-use assets obtained in exchange for new operating lease liabilities during the twelve months ended September 30, 2024 and 2023 were $12,890,000 and $2,349,000. Right-of-use assets obtained in the Merger were valued at $11,478,000.

The following table presents the components of net lease costs, a component of Occupancy expense. The Company elected not to separate lease and non-lease components and instead account for them as a single lease component. Variable lease costs include subsequent increases in index-based rents and variable payments such as common area maintenance.

(In thousands)	Twelve Months Ended September 30,	Twelve Months Ended September 30,
	2024	2023
Operating lease cost	$8,521	$6,424
Variable lease cost	2,504	1,262
Sublease income	(405)	(369)
Net lease cost	$10,620	$7,317

The following table shows future minimum payments for operating leases as of September 30, 2024 for the respective periods.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

(In thousands)	Year ending September 30,

2025	$11,786
2026	7,984
2027	7,027
2028	5,067
2029	2,943
Thereafter	14,443
Total minimum payments	49,250
Amounts representing interest	(8,462)
Present value of minimum lease payments	$40,788

Rental expense, including amounts paid under month-to-month cancelable leases, amounted to $11,025,000 and $7,686,000 in 2024, and 2023, respectively.

Financial Instruments with Off-Balance Sheet Risk - Off-balance-sheet credit exposures for the Company unfunded loan commitments and letters of credit from the FHLB - DM and the FHLB - SF. As of September 30, 2024, the Bank was obligated on FHLB letters of credit totaling $902,606,000 and unfunded loan commitments of $2,928,697,000. As of September 30, 2023 FHLB letter of credit obligations were $0 and unfunded loan commitments were $3,625,333,000. The reserve for unfunded commitments was $21,500,000 as of September 30, 2024, which is a decrease from $24,500,000 at September 30, 2023. See Note A "Summary of Significant Accounting Policies" for details regarding the reserve methodology.

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
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
NOTE O - INCOME TAXES

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
The table below provides a summary of the Company's tax assets and liabilities, including deferred tax assets and deferred tax liabilities by major source. Deferred tax balances represent temporary differences between the financial statement and corresponding tax treatment of income, gains, losses, deductions or credits. With the completion of the Merger, the deferred tax amounts now include a number of deferred tax items carried over from LBC, as well as new deferred tax items created as a consequence of the purchase accounting process and post-merger asset sales. In particular, deferred tax assets now include significant new items for loan purchase discount and loss carryover.

	September 30, 2024	September 30, 2023
	(In thousands)
Deferred tax assets
Allowance for credit losses	$53,227	$46,191
REO reserves	480	300
Non-accrual loan interest	3,124	1,797
Accrued bonus and deferred compensation	7,815	2,901
Stock based compensation	4,696	3,089
Lease liability	9,626	5,367
Loan purchase discount	48,064	—
Loss carryover	68,483	—
Other	1,739	2,804
Total deferred tax assets	197,254	62,449
Deferred tax liabilities
FHLB stock dividends	6,171	9,741
Net unrealized gain on available-for-sale securities and cash flow hedges	13,758	13,933
Loan origination fees and costs	11,777	11,471
Premises and equipment	16,390	18,155
Lease right-of-use assets	9,304	4,841
Equity investments	3,700	4,244
Acquired intangibles	12,824	4,798
Other	184	483
Total deferred tax liabilities	74,108	67,666
Net deferred tax asset (liability)	123,146	(5,217)
Current tax asset (liability)	(3,898)	13,696
Net tax asset (liability)	$119,248	$8,479
At the end of the fiscal year, the Company has about $290 million of ordinary tax loss to be carried to future years. The loss carryover amount is based in large part from the tax loss realized from the portfolio loan sale following the Luther Burbank merger. Because of the annual loss limitation rules under Section 382 of the Internal Revenue Code, it will take about 17 years for the Company to utilize all that loss carryover against its future taxable income. However, there is no applicable time limit in this case, and therefore Company does not anticipate any expiration of the loss carryover amount.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
In its deferred tax assets at the end of the fiscal year, the Company also has about $1.2 million of remaining Oregon tax credits that the Company previously purchased as part of its community investments to support Oregon farmworkers housing. That remaining Oregon tax credit will be fully utilized under an installment schedule over the next two years.
The table below presents a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate.

Year ended September 30,	2024	2023	2022
Statutory income tax rate	21.0%	21.0%	21.0%
State income tax	2.3	1.7	1.9
Tax-exempt interest income	(2.1)	(1.2)	(0.9)
Interest expense disallowance	1.2	0.5	0.1
Low-income housing investments	(1.1)	(1.3)	(0.9)
Other differences	0.6	0.1	—
Effective income tax rate	21.9%	20.8%	21.2%

The following table summarizes the Company's income tax expense (benefit) for the respective periods.

Year ended September 30,	2024	2023	2022
	(In thousands)
Federal:
Current	$54,817	$58,667	$50,854
Deferred	(4,767)	3,334	7,187
	50,050	62,001	58,041
State:
Current	7,837	4,425	6,600
Deferred	(1,872)	1,224	(934)
	5,965	5,649	5,666
Total
Current	62,654	63,092	57,454
Deferred	(6,639)	4,558	6,253
	$56,015	$67,650	$63,707

The Company does not have a liability for uncertain tax positions as of September 30, 2024 or September 30, 2023.
The Company's federal income tax returns are open and subject to potential examination by the IRS for fiscal years 2021 and later. State income tax returns are generally subject to examination for a period of three to five years after filing. The state impact of any federal changes remains subject to examination by various states for a period of up to two years after formal notification to the states.

NOTE P - EMPLOYEE BENEFIT PLANS

401(k) Plan - The Company maintains a 401(k) Plan (the "Plan") for the benefit of its employees. Company contributions are made annually as approved by the Board of Directors. Such amounts are not in excess of amounts permitted by the Employee Retirement Income Security Act of 1974.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

Plan participants may make voluntary after-tax contributions of their considered earnings as defined by the Plan. In addition, participants may make pre-tax contributions up to the statutory limits through the 401(k) provisions of the Plan. The annual addition from contributions to an individual participant's account in this Plan cannot exceed the lesser of 100% of base salary or $69,000.

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

The Plan provides for a guaranteed safe harbor matching contribution equal to 100% of the first 4% of compensation that employees contribute to their account and this amount is immediately vested. The safe harbor match is not subject to the six-year vesting schedule of the profit sharing contribution. This provides plan participants more investment flexibility. Additionally, the Company anticipates that all eligible employees, regardless of personal plan participation, will continue to receive an annual discretionary profit-sharing contribution from the Company.

Company contributions to the Plan amounted to $8,185,000, $8,648,000 and $10,559,000 for the years ended 2024, 2023 and 2022, respectively.

Employee Stock Purchase Plan - Upon approval by common shareholders, the Company implemented an Employee Stock Purchase Plan ("ESPP") in 2023 in which substantially all employees of the Company are eligible to participate. The ESPP provides participants the opportunity to purchase common stock of the Company at 95% of the closing stock price on the last day of the purchase period. Purchase periods are three-month periods that are set as January 1 through March 31, April 1 through June 30, July 1 through September 30, and October 1 through December 31 of each year. A total of 500,000 shares were made available for issuance. Participants of the ESPP purchased 35,782 shares for $956,550 during 2024. At September 30, 2024 there were 457,191 shares remaining for purchase under the ESPP.

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

During fiscal 2024, 12,710 units were credited to participant accounts as a result of dividends paid. As a result, there were a total of 388,968 share units with a weighted average grant date fair value of $31.56 held within SERP accounts at September 30, 2024. SERP related expense recognized during the year was $1,013,000. There were no shares paid during 2024 and there were no participants vested.

NOTE Q - STOCK AWARD PLANS

The Company's stock-based compensation plan provides for grants of stock options and restricted stock. On January 22, 2020, the shareholders approved the 2020 Incentive Plan. Upon approval of the 2020 Incentive Plan, the 2011 Incentive Plan terminated with respect to future awards, and the remaining shares that were not awarded under the 2011 Incentive Plan as of that date were

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
canceled. A total of 3,200,000 shares were made available for grant under the 2020 Incentive Plan and 941,420 shares remain available for issuance as of September 30, 2024.

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

Stock Option Awards:

There were no stock options granted under the incentive plans during 2024, compared to 779,740 options granted in 2023 and 352,043 options granted in 2022 under the previous plan.

A summary of stock option activity and changes during the year are as follows.

Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at September 30, 2022	1,137,608	$30.06	8	$5,330
Granted	779,740	28.47
Exercised	(35,877)	30.39
Forfeited	(173,646)	30.07
Outstanding at September 30, 2023	1,707,825	29.32	8	—
Granted	—	—
Exercised	(196,086)	26.45
Forfeited	(157,114)	30.07
Outstanding at September 30, 2024	1,354,625	$29.65	7	$7,040
Exercisable at September 30, 2024	512,778	$29.98	5	$2,499

The table below presents other information regarding stock options.

Year ended September 30,	2024	2023	2022
	(In thousands, except grant date fair value per stock option)
Compensation cost for stock options	$1,571	$1,875	$1,296
Weighted average grant date fair value per stock option	6.14	5.91	5.10
Total intrinsic value of options exercised	1,228	214	433
Grant date fair value of options exercised	690	198	345
Cash received from option exercises	5,187	1,089	1,823

The following is a summary of activity related to unvested stock options.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

Year ended September 30,	2024		2023		2022
Unvested Stock Options	Options Outstanding	Weighted Average Grant Date Fair Value	Options Outstanding	Weighted Average Grant Date Fair Value	Options Outstanding	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	1,390,422	$5.93	981,410	$5.07	1,031,134	$4.39
Granted	—	—	779,740	7.11	352,043	7.18
Vested	(412,160)	3.20	(217,695)	6.13	(223,387)	5.32
Forfeited	(135,011)	6.07	(153,033)	5.38	(178,380)	5.02
Outstanding at end of period	843,251	$5.50	1,390,422	$5.93	981,410	$5.07

As of September 30, 2024, there was $2,071,520 of unrecognized compensation cost related to stock options.

Restricted Stock Awards:

The Company grants shares of restricted stock pursuant to the incentive plans. The restricted stock grants are subject to a service condition and vest over a period of one to seven years.

Certain grants of restricted stock to executive officers are also subject to additional market and performance conditions based upon meeting certain total shareholder return targets pre-established by the Board. The Company had a total of 568,987 shares of restricted stock outstanding as of September 30, 2024, with a total grant date fair value of $13,815,004.

The following table summarizes information about unvested restricted stock activity.

Year ended September 30,	2024		2023		2022
Non-vested Restricted Stock	Outstanding	Weighted Average Fair Value	Outstanding	Weighted Average Fair Value	Outstanding	Weighted Average Fair Value
Outstanding at beginning of period	495,782	$24.40	489,777	$21.64	522,991	$19.96
Granted	366,616	28.84	247,966	26.48	224,593	25.34
Vested	(250,001)	30.87	(119,956)	29.87	(246,119)	21.34
Forfeited	(43,410)	26.22	(122,005)	12.16	(11,688)	23.96
Outstanding at end of period	568,987	$24.28	495,782	$24.40	489,777	$21.64

Compensation expense related to restricted stock awards was $5,695,000, $4,512,000, and $4,367,000 for the years ended 2024, 2023 and 2022, respectively.

NOTE R - SHAREHOLDERS' EQUITY

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
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
are entitled to all proportional rights and preferences of the Series A Preferred Stock (including, dividend, voting, redemption and liquidation rights). The depositary shares are traded on the NASDAQ Global Select Market under the symbol "WAFDP." The Series A Preferred Stock is redeemable at the option of the Company, subject to all applicable regulatory approvals, on or after April 15, 2026.

As of September 30, 2024, and 2023, the Company and the Bank met all capital adequacy requirements to which they are subject, and the Bank's regulators categorized it as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Common Equity Tier 1, Tier 1 risk-based, Total risk-based and Tier 1 leverage ratios as set forth in the following table. The Bank's actual capital amounts and ratios as of these dates are also presented. There are no conditions or events since that management believes have changed the Bank's categorization.

	Actual		Capital Adequacy Guidelines	Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio	Ratio	Ratio
September 30, 2024	($ in thousands)
Common Equity Tier 1 risk-based capital ratio:
The Company	$2,153,721	11.31%	4.50%	NA
The Bank	2,463,266	12.94	4.50	6.50%
Tier 1 risk-based capital ratio:
The Company	2,453,721	12.88	6.00	NA
The Bank	2,463,266	12.94	6.00	8.00
Total risk-based capital ratio:
The Company	2,722,290	14.29	8.00	NA
The Bank	2,681,116	14.08	8.00	10.00
Tier 1 leverage ratio:
The Company	2,453,721	8.90	4.00	NA
The Bank	2,463,266	8.94	4.00	5.00

September 30, 2023
Common Equity Tier 1 risk-based capital ratio:
The Company	$1,769,170	10.37%	4.50%	NA
The Bank	1,982,943	11.63	4.50	6.50%
Tier 1 risk-based capital ratio:
The Company	2,069,170	12.12	6.00	NA
The Bank	1,982,943	11.63	6.00	8.00
Total risk-based capital ratio:
The Company	2,270,877	13.31	8.00	NA
The Bank	2,184,650	12.81	8.00	10.00
Tier 1 leverage ratio:
The Company	2,069,170	9.39	4.00	NA
The Bank	1,982,943	9.10	4.00	5.00

At periodic intervals, the Federal Reserve, the WDFI and the FDIC examine the Company's and the Bank's financial statements as part of their oversight. Based on their examinations, these regulators can direct that the Company's or Bank's financial statements be adjusted in accordance with their findings.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022
The Company and the Bank are subject to regulatory restrictions on paying dividends.

The Company has an ongoing common share repurchase program and 1,058,178 shares were repurchased during 2024 at a weighted average price of $25.29. In 2023, 1,165,161 shares were repurchased at a weighted average price of $26.14. As of September 30, 2024, management had authorization from the Board of Directors to repurchase up to 11,501,005 additional shares.

The following table sets forth information regarding earnings per common share calculations.

Year ended September 30,	2024	2023	2022
Weighted average shares outstanding	74,244,323	65,192,510	65,287,650
Weighted average dilutive options	46,245	62,773	116,460
Weighted average diluted shares	74,290,568	65,255,283	65,404,110

Net income available to common shareholders (in thousands)	$185,416	$242,801	$221,705
Basic EPS	$2.50	$3.72	$3.40
Diluted EPS	2.50	3.72	3.39

NOTE S - FINANCIAL INFORMATION – WAFD, INC.

The following WaFd, Inc. (parent company only) financial information should be read in conjunction with the other notes to the Consolidated Financial Statements.

Condensed Statements of Financial Condition
	September 30, 2024	September 30, 2023
	(In thousands)
Assets
Cash	$25,966	$74,450
Other assets	18,024	16,171
Investment in statutory trust	1,857	—
Investment in subsidiary	3,009,845	2,340,199
Total assets	$3,055,692	$2,430,820

Liabilities
Dividend payable on preferred stock	$3,656	$3,656
Junior subordinated deferrable debentures	50,718	—
Other liabilities	1,018	738
Total liabilities	55,392	4,394

Shareholders’ equity
Total shareholders’ equity	3,000,300	2,426,426
Total liabilities and shareholders’ equity	$3,055,692	$2,430,820

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

Condensed Statements of Operations
Twelve Months Ended September 30,	2024	2023	2022
	(In thousands)
Income
Dividends from subsidiary	$140,000	$56,490	$172,850
Interest income	78	—	—
Total Income	140,078	56,490	172,850
Expense
Miscellaneous expense	11,341	2,214	619
Total expense	11,341	2,214	619

Net income (loss) before equity in undistributed net income (loss) of subsidiary	128,737	54,276	172,231
Equity in undistributed net income (loss) of subsidiaries	68,628	202,643	63,956
Income before income taxes	197,365	256,919	236,187
Income tax benefit (expense)	2,676	507	143
Net income	200,041	257,426	236,330
Dividends on preferred stock	14,625	14,625	14,625
Net income available to common shareholders	$185,416	$242,801	$221,705

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2024, 2023, AND 2022

Condensed Statements of Cash Flows
Twelve Months Ended September 30,	2024	2023	2022
	(In thousands)
Cash Flows From Operating Activities
Net income	$200,041	$257,426	$236,330
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings from investments in subsidiaries	(68,628)	(202,643)	(63,956)
Distributions in excess of earnings from investments in subsidiaries	—	—	—
Stock based compensation expense	9,181	7,914	6,808
Net changes in other assets and liabilities	2,531	1,365	262
Net cash provided by operating activities	143,125	64,062	179,444

Cash Flows From Investing Activities
Net cash received in business combinations	16,173	—	—
Purchase of strategic investments	(3,000)	(12,500)	—
Net cash provided by (used in) investing activities	13,173	(12,500)	—

Cash Flows From Financing Activities
Proceeds from exercise of common stock options and related tax benefit	5,187	1,089	1,823
Proceeds from issuance of preferred stock, net	—	—	—
Proceeds from the purchase of common stock through the Employee Stock Purchase Program	992	177	—
Repayment of long term senior debt	(95,000)	0	0
Treasury stock purchased	(27,069)	(30,463)	(3,260)
Dividends on preferred stock	(14,625)	(14,625)	(14,625)
Dividends on common stock	(74,267)	(63,792)	(61,576)
Net cash provided by (used in) financing activities	(204,782)	(107,614)	(77,638)

Increase (decrease) in cash	(48,484)	(56,052)	101,806
Cash at beginning of year	74,450	130,502	28,696
Cash at end of year	$25,966	$74,450	$130,502

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.              Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, the Company carried out an evaluation, under the supervision and participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, as of the end of the period covered in this report, to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within time periods specified in SEC rules and forms and were effective to ensure that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2024. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 version of its Internal Control-Integrated Framework. Based on its assessment, the Company’s management believes that as of September 30, 2024, the Company’s internal control over financial reporting was effective based on this criteria.

The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the Company’s internal control over financial reporting, which appears in this annual report on Form 10-K.
There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of WaFd, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of WaFd, Inc. and subsidiaries (the “Company”) as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Office of the Comptroller of the Currency Instructions for Call Reports for Balance Sheet on schedule RC, Income Statement on schedule RI, and Changes in Company Equity Capital on schedule RI-A. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2024, of the Company and our report dated November 20, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Seattle, Washington
November 20, 2024

Item 9B.              Other Information

Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications

During the three months ended September 30, 2024, none of the Company’s directors or “officers” (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.

Item 9C.              Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.              Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the Company's definitive proxy statement for its Annual Meeting of Shareholders to be held on February 11, 2025 (the "2024 Proxy Statement") under the following captions, and is incorporated herein by reference.
•Proposal 1: Election of Directors
•Executive Officers
•Corporate Governance
•Delinquent Section 16 Reports
Code of Ethics
The Company has adopted a code of ethics that applies to all senior financial officers, including its Chief Executive Officer and Chief Financial Officer. The code of ethics is publicly available on the Company’s website under "Investor Relations - Corporate Governance" at www.wafdbank.com. If the Company makes any substantive amendments to the code of ethics or grants any waiver from a provision of the code, it will disclose the nature of such amendment or waiver on its website or in a report on Form 8-K.
Insider Trading Policy
The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company’s Trading Policy has been filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11.              Executive Compensation

The information required by this item will be set forth in the 2024 Proxy Statement under the captions "Executive Compensation” and “Corporate Governance – Compensation Committee Interlocks And Insider Participation" and is incorporated herein by reference.

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item will be set forth in the 2024 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference.

Additional information about stock options and other equity compensation plans is included in Note Q to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this report.

Item 13.              Certain Relationships and Related Transactions and Director Independence

The information required by this item will be set forth in the 2024 Proxy Statement under the caption "Corporate Governance - Related Party Transactions" and is incorporated herein by reference.

Item 14.              Principal Accountant Fees and Services

The information required by this item will be set forth in the 2024 Proxy Statement under the caption "Principal Accountant Fees and Services" and is incorporated herein by reference.

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
(3) The following exhibits are required by Item 601 of Regulation S-K:

No.	Exhibit	Page/ Footnote

3.1	Third Restated Articles of Incorporation of the Company, as amended	(1)

3.2	Second Amended and Restated Bylaws of the Company	(1)

4.1	Description of Registrant's Securities	(2)

4.2	Deposit Agreement, dated February 8, 2021, by and among the Company, American Stock Transfer & Trust Company LLC, and the holders from time to time of the depositary receipts described therein	(3)

10.1	2020 Incentive Plan and Form of Award Agreements *	(4)

10.2	2011 Incentive Plan, as amended *	(5)

10.3	Form of Restricted Stock Award Agreement under 2011 Incentive Plan *	(5)

10.4	Form of Stock Option Agreement under 2011 Incentive Plan *	(5)

10.5	Form of Indemnification Agreement *	(6)

10.6	Form of Change in Control Agreement *	(7)

10.7	WaFd, Inc. Amended and Restated Non-Qualified Employee Stock Purchase Plan*	(1)

10.8	WaFd Bank Deferred Compensation Plan*	(8)

10.9	Amendment to WaFd Bank Deferred Compensation Plan *	(8)

10.10	Agreement for the Purchase and Sale of Loans between Washington Federal Bank and Bank of America, National Association	(9)

10.11	Amendment No. 1 to Agreement for the Purchase and Sale of Loans between Washington Federal Bank and Bank of America, National Association	(10)

19.1	Trading Policy	+

21	Subsidiaries of the Company - Reference is made to Item 1, “Business - Subsidiaries” for the required information	+

23.1	Consent of Independent Registered Public Accounting Firm	+

31.1	Section 302 Certification by the Chief Executive Officer	+

31.2	Section 302 Certification by the Chief Financial Officer	+

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002	+

97.1	WaFd, Inc. Clawback Policy	+

101	Financial Statements for the fiscal year ended September 30, 2024 formatted in iXBRL	+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	+

 ___________________

*	Management contract or compensation plan
+	Filed herewith
(1)Incorporated by reference from the Registrant's Form 10-K filed with the SEC on November 17, 2023.
(2)Incorporated by reference from the Registrant's Form 10-K filed with the SEC on November 19, 2021.
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
(8)Incorporated by reference from the Registrant's Form 8-K filed with the SEC on February 17, 2023.
(9)Incorporated by reference from the Registrant's Form 8-K filed with the SEC on May 17, 2024.
(10)Incorporated by reference from the Registrant's Form 10-Q filed with the SEC on August 2, 2024.

Item 16.              Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFD, INC.

November 20, 2024	By:	/S/ BRENT J. BEARDALL
Brent J. Beardall, Vice Chair, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Brent J. Beardall	November 20, 2024
Brent J. Beardall Vice Chair, President and Chief Executive Officer (Principal Executive Officer)
/s/ Kelli J. Holz	November 20, 2024
Kelli J. Holz Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Blayne A. Sanden	November 20, 2024
Blayne A. Sanden Senior Vice President and Principal Accounting Officer (Principal Accounting Officer)

/s/ Stephen M. Graham	November 20, 2024
Stephen M. Graham, Chairman of the Board

/s/ R. Shawn Bice	November 20, 2024
R. Shawn Bice, Director
/s/ Linda S. Brower	November 20, 2024
Linda S. Brower, Director
/s/ David K. Grant	November 20, 2024
David K. Grant, Director

/s/ Sylvia R. Hampel	November 20, 2024
Sylvia R. Hampel, Director

/s/ Bradley M. Shuster	November 20, 2024
Bradley M. Shuster, Director
/s/ S. Steven Singh	November 20, 2024
S. Steven Singh, Director
/s/ Sean B. Singleton	November 20, 2024
Sean B. Singleton, Director
/s/ Randall H. Talbot	November 20, 2024
Randall H. Talbot, Director
/s/ M. Max Yzaguirre	November 20, 2024
M. Max Yzaguirre, Director