Form 10-Q
period 2024-12-31
WAFD INC
filed 2025-02-04
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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

The registrant had outstanding 81,551,336 shares of common stock as of January 31, 2025.

WAFD, INC. AND SUBSIDIARIES

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	December 31, 2024	September 30, 2024
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,507,735	$2,381,102
Available-for-sale securities, at fair value	2,743,731	2,572,709
Held-to-maturity securities, at amortized cost	537,348	436,972
Loans receivable, net of allowance for loan losses of $204,522 and $203,753	21,060,501	20,916,354
Interest receivable	103,147	102,827
Premises and equipment, net	248,924	247,901
Real estate owned	3,316	4,567
FHLB stock	128,396	95,617
Bank owned life insurance	269,473	267,633
Intangible assets, including goodwill of $414,723 and $411,360	449,213	448,425
Deferred tax assets, net	111,830	119,248
Other assets	520,840	466,975
	$27,684,454	$28,060,330
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$11,853,859	$11,817,185
Time deposit accounts	9,584,918	9,556,785
	21,438,777	21,373,970
Borrowings	2,863,675	3,267,589
Junior subordinated debentures	50,952	50,718
Advance payments by borrowers for taxes and insurance	20,188	61,330
Accrued expenses and other liabilities	289,226	306,423
	24,662,818	25,060,030
Commitments and contingencies (see Note I)
Shareholders’ equity
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 300,000 and 300,000 shares issued; 300,000 and 300,000 shares outstanding	300,000	300,000
Common stock, $1.00 par value, 300,000,000 shares authorized; 154,247,734 and 154,007,429 shares issued; 81,373,760 and 81,220,269 shares outstanding	154,248	154,007
Additional paid-in capital	2,154,929	2,150,675
Accumulated other comprehensive income (loss), net of taxes	53,353	55,851
Treasury stock, at cost; 72,873,974 and 72,787,160 shares	(1,642,480)	(1,639,131)
Retained earnings	2,001,586	1,978,898
	3,021,636	3,000,300
	$27,684,454	$28,060,330

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2024	2023
	(In thousands, except share data)
INTEREST INCOME
Loans receivable	$286,597	$245,792
Mortgage-backed securities	18,337	11,266
Investment securities and cash equivalents	40,183	29,788
	345,117	286,846
INTEREST EXPENSE
Customer accounts	162,150	96,671
Borrowings and junior subordinated debentures	27,536	37,938
	189,686	134,609
Net interest income	155,431	152,237
Provision for credit losses	—	—
Net interest income after provision	155,431	152,237

NON-INTEREST INCOME
Gain on sale of investment securities	20	81
Gain on termination of hedging derivatives	5	109
Loan fee income	1,345	844
Deposit fee income	7,046	6,802
Other income	7,286	6,331
Total non-interest income	15,702	14,167

NON-INTEREST EXPENSE
Compensation and benefits	59,927	49,841
Occupancy	10,788	9,371
FDIC insurance premiums	4,850	6,570
Product delivery	5,785	6,009
Information technology	14,192	12,866
Other expense	15,769	11,883
Total non-interest expense	111,311	96,540
Gain on real estate owned, net	429	1,826
Income before income taxes	60,251	71,690
Income tax expense	12,984	13,237
Net income	47,267	58,453
Dividends on preferred stock	3,656	3,656
Net income available to common shareholders	$43,611	$54,797

PER SHARE DATA
Basic earnings per common share	$0.54	$0.85
Diluted earnings per common share	0.54	0.85
Dividends paid on common stock per share	0.26	0.25
Basic weighted average number of shares outstanding	81,294,227	64,297,499
Diluted weighted average number of shares outstanding	81,401,599	64,312,110
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2024	2023
	(In thousands)
Net income	$47,267	$58,453
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $5,793 and $(9,294)	(18,754)	31,276
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $76 and $(19)	(246)	63
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	(19,000)	31,339

Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $(5,101) and $9,281	16,498	(31,246)
Reclassification adjustment of net (gain) loss included in net income during the period from hedging derivatives, net of tax of $(1) and $0	4	—
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	16,502	(31,246)

Other comprehensive income (loss)	(2,498)	93
Comprehensive income	$44,769	$58,546

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2024	$300,000	$154,007	$2,150,675	$1,978,898	$55,851	$(1,639,131)	$3,000,300
Net income	—	—	—	47,267	—	—	47,267
Other comprehensive loss	—	—	—	—	(2,498)	—	(2,498)
Dividends on common stock ($0.26 per share)	—	—	—	(20,923)	—	—	(20,923)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Proceeds from stock issuances	—	89	2,616	—	—	—	2,705
Stock-based compensation expense	—	152	1,638	—	—	61	1,851
Treasury stock purchased	—	—	—	—	—	(3,410)	(3,410)
Balance at December 31, 2024	$300,000	$154,248	$2,154,929	$2,001,586	$53,353	$(1,642,480)	$3,021,636

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2023	$300,000	$136,467	$1,687,634	$1,867,749	$46,921	$(1,612,345)	$2,426,426
Net income	—	—	—	58,453	—	—	58,453
Other comprehensive income	—	—	—	—	93	—	93
Dividends on common stock ($0.25 per share)	—	—	—	(15,989)	—	—	(15,989)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Proceeds from stock issuances	—	55	1,394	—	—	—	1,449
Stock-based compensation expense	—	157	2,074	—	—	62	2,293
Treasury stock purchased	—	—	—	—	—	(17,065)	(17,065)
Balance at December 31, 2023	$300,000	$136,679	$1,691,102	$1,906,557	$47,014	$(1,629,348)	$2,452,004

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,267	$58,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	44,350	(22,095)
Stock-based compensation expense	1,851	2,293
Loss (gain) on sale of investment securities	(20)	(81)
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(433)	(3,571)
Impairment loss on premises and equipment	34	—
Decrease (increase) in accrued interest receivable	(320)	(19)
Decrease (increase) in federal and state income tax receivable	8,189	8,451
Decrease (increase) in cash surrender value of bank owned life insurance	(1,840)	(1,639)
Decrease (increase) in other assets	(25,136)	85,553
Increase (decrease) in federal and state income tax liabilities	—	1,478
Increase (decrease) in accrued expenses and other liabilities	(24,512)	(18,563)
Net cash provided by (used in) operating activities	49,430	110,260
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	(46,171)	(81,947)
Loans purchased	(133,641)	—
FHLB stock purchased	(97,944)	(156,375)
FHLB stock redeemed	65,166	145,255
Available-for-sale securities purchased	(310,999)	(49,380)
Principal payments and maturities of available-for-sale securities	114,882	64,120
Proceeds from sales of available-for-sale securities	797	2,624
Held-to-maturity securities purchased	(114,182)	—
Principal payments and maturities of held-to-maturity securities	13,786	8,438
Proceeds from sales of real estate owned	1,846	4,762
Equity method investments purchased	(3,000)	—
Increase in intangible assets	—	—
Net cash received (paid) in business combinations	(360)	(750)
Proceeds from sales of premises and equipment	1,689	421
Premises and equipment purchased and REO improvements	(6,446)	(8,195)
Net cash provided by (used in) investing activities	(514,577)	(71,027)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	64,807	(31,542)
Proceeds from borrowings	2,168,400	6,050,000
Repayments of borrowings	(2,575,001)	(5,825,000)
Proceeds from stock-based awards	2,510	1,220
Dividends paid on common stock	(20,923)	(15,989)
Dividends paid on preferred stock	(3,656)	(3,656)
Proceeds from employee stock purchase	195	229
Treasury stock purchased	(3,410)	(17,064)
Increase (decrease) in advances payments by borrowers for taxes and insurance	(41,142)	(33,306)
Net cash provided by (used in) financing activities	(408,220)	124,892
Increase (decrease) in cash and cash equivalents	(873,367)	164,125
Cash, cash equivalents and restricted cash at beginning of period	2,381,102	980,649
Cash, cash equivalents and restricted cash at end of period	$1,507,735	$1,144,774
(CONTINUED)
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2024	2023
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash financing activities
Preferred stock dividend payable	3,656	3,656
Cash paid (received) during the period for
Interest	228,660	131,204
Income tax	200	(738)

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
On February 29, 2024, WaFd, Inc. closed its previously announced merger with Luther Burbank Corporation ("Luther Burbank" or "LBC"), a California corporation, on March 1, 2024 (the "Merger Date"). Pursuant to the Merger Agreement, at the Effective Time Luther Burbank merged with and into the Company (the “Corporate Merger”), with the Company surviving the Corporate Merger. Promptly following the Corporate Merger, Luther Burbank’s wholly-owned bank subsidiary, Luther Burbank Savings, merged with and into WaFd Bank with WaFd Bank as the surviving institution (the “Bank Merger”). The Corporate Merger and the Bank Merger are collectively referred to in this Quarterly Report on Form 10-Q as the “Merger.” As a result of the Merger, the Company's financial results as of December 31, 2024 are not directly comparable to the results of periods prior to the Merger Date.

The information included in this Form 10-Q should be read in conjunction with the financial statements and related notes contained in the Company's 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on November 20, 2024 ("2024 Annual Financial Statements"). Interim results are not necessarily indicative of results for a full year.

Summary of Significant Accounting Policies - The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its 2024 Annual Financial Statements. There have not been any significant changes in the Company's significant accounting policies compared to those contained in its 2024 Annual Financial Statements.
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

Restricted Cash Balances - The Company was not required to maintain cash reserve balances with the Federal Reserve Bank as of December 31, 2024. As of December 31, 2024 and September 30, 2024, the Company held counterparty cash collateral of $235,860,000 and $168,200,000, respectively, related to derivative contracts.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Equity Securities - The Company records equity securities within Other assets in its Consolidated Statements of Financial Condition. These equity investments are accounted for under different methods.

•Low-income housing tax credit ("LIHTC") investments are accounted for under the proportional amortization method. Under this method, the initial book value (gross commitment amount) of the investment is amortized over time in proportion to the projected tax benefits to be received. This amortization is a component of income tax expense. See FN I for more information about the Company's LIHTC investments.
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
•Equity investments in qualified real estate funds can use the net asset value ("NAV") expedient for fair value measurement. Under this method, the NAV is determined by the fund as fair value for the investment. At December 31, 2024, equity investments held by the Company and recorded at NAV had a carrying amount of $35,271,845 and a remaining unfunded commitment of $15,119,261. These NAV based investments cannot be transferred without consent and we do not have redemption rights. Equity investments measured at NAV are not classified in the fair value hierarchy.

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

For most loan portfolio classes, the historical loss experience is determined using a cohort methodology. This method pools loans into groups (“cohorts”) sharing similar risk characteristics and tracks each cohort’s net charge-offs over the lives of the loans to calculate a historical loss rate. The historical loss rates for each cohort are then averaged to calculate an overall historical loss rate which is applied to the current loan balance to arrive at the quantitative baseline portion of the allowance for credit losses for the respective loan portfolio class. For certain loan portfolio classes, the Company determined there was not sufficient historical loss information to calculate a meaningful historical loss rate using the cohort methodology. For any such

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
loan portfolio class, the weighted-average remaining maturity (“WARM”) methodology is being utilized until sufficient historical loss data is obtained. The WARM method multiplies an average annual loss rate by the expected remaining life of the loan pool to arrive at the quantitative baseline portion of the allowance for credit losses for the respective loan portfolio class.

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

The Company may establish a specific reserve for individually evaluated loans that do not share similar risk characteristics with the loans included in each respective loan pool if management deems it appropriate. If this occurs, these individually evaluated loans are removed from their respective pools. These loans typically represent collateral dependent loans but may also include other non-performing loans.

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Off-balance-sheet credit exposures - Off-balance-sheet credit exposures for the Company include unfunded loan commitments and letters of credit from the Federal Home Loan Banks of both Des Moines and San Francisco ("FHLB-DM" and "FHLB-SF", respectively), which are used as collateral for public funds deposits and as confirming letters of credit on letters of credit issued by the Bank. The reserve for unfunded commitments is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class. See Note I “Commitments and Contingencies” for more information.
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
As a result of the Merger, the Company recorded $107,890,000 in goodwill and $37,022,000 in core deposit intangible assets. Additional information on the Merger and purchase price allocation is provided in Note B "Business Combination". The core deposit intangible asset value was determined by an analysis of the cost differential between the core deposits acquired, inclusive of estimated servicing costs, and alternative funding sources for those deposits. The core deposit intangible asset recorded is amortized on an accelerated basis over 6 years. In addition to the effects of the Merger, the Company added a small amount of intangibles during fiscal 2024 as the result of acquisitions made by subsidiary WAFD Insurance Group, Inc. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below provides detail regarding the Company's intangible assets.

	Goodwill	Core Deposit and Other Intangibles	Total
	(In thousands)
Balance at September 30, 2024	$411,360	$37,065	$448,425
Additions	3,363	180	3,543
Amortization	—	(2,755)	(2,755)
Balance at December 31, 2024	$414,723	$34,490	$449,213

The table below presents the estimated future amortization expense of other intangibles for the next five years as of December 31, 2024.

Fiscal Year	Expected Expense
(In thousands)
2025	$7,121
2026	7,332
2027	5,582
2028	5,220
2029	5,127
Thereafter	4,108
Total Intangibles Assets	$34,490

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This accounting standards update will require public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. The amendments in this ASU are effective for the fiscal years beginning after December 15, 2026, for annual reporting and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company does not expect this ASU to have a material effect on our consolidated financial statements.

NOTE B – Business Combination

On March 1, 2024 ("the Merger Date"), WaFd, Inc. acquired Luther Burbank Corporation, headquartered in Santa Rosa, California. The Merger was effectively an all-stock transaction and has been accounted for as a business combination. See Note A "Summary of Significant Accounting Policies" for more information regarding the Merger and our policies pertaining to business combinations.

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

The table below displays the amounts recognized as of the Merger Date for each major class of assets acquired and liabilities assumed:

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 1, 2024
	(in thousands)
Total merger consideration		$465,504
Fair value of assets acquired
Cash and cash equivalents	$627,403
Investment securities	518,878
Loans receivable	3,186,891
Loans held for sale	3,017,506
Interest receivable	25,697
Premises and equipment	6,436
FHLB stock	35,831
Bank owned life insurance	17,781
Intangible assets	37,022
Deferred tax asset, net	125,151
Other assets	75,398
Total assets acquired	$7,673,994
Fair value of liabilities assumed
Customer accounts	$5,640,440
Borrowings	1,432,138
Junior subordinated debentures	50,175
Senior Debt	93,514
Accrued expenses and other liabilities	100,113
Total liabilities assumed	$7,316,380
Net Assets Acquired		$357,614
Goodwill		$107,890

In connection with the Merger, the Company recorded approximately $107,890,000 of goodwill and $37,022,000 of other intangibles. Goodwill represents the excess of the purchase price over the fair value of the assets acquired net of fair value of liabilities assumed. Information regarding goodwill and the carrying amount and amortization of intangible assets are provided in Note A.

During the three months ended December 31, 2024, there were $239,000 in merger-related expenses compared to $517,000 during the three months ended December 31, 2023. Merger related expenses are recognized in the periods in which they were incurred.

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Unaudited Pro Forma for the Three Months Ended
December 31, 2024
(in thousands)
Net-interest income	$161,356
Non-interest income	15,702
Net income	50,611

NOTE C – Dividends and Share Repurchases

On December 6, 2024, the Company paid a regular dividend on common stock of $0.26 per share, which represented the 167th consecutive quarterly cash dividend. Dividends per share were $0.26 and $0.25 for the quarters ended December 31, 2024 and 2023, respectively.

For the three months ended December 31, 2024, the Company repurchased 89,528 shares at an average price of 34.14. As of December 31, 2024, there are 11,501,005 remaining shares authorized to be repurchased under the current Board approved share repurchase program.

The Company pays a cash dividend, if declared by the Board, of $12.1875 per share on its Series A Preferred Stock quarterly on January 15, April 15, July 15 and October 15. This dividend equals $0.30468750 per depositary share (each dividend, a "Series A Preferred Dividend"). The Company paid a Series A Preferred Dividend on both October 15, 2024 and January 15, 2025.

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table is a summary of loans receivable by loan portfolio segment and class.

	December 31, 2024		September 30, 2024
Gross loans by category	(In thousands)		(In thousands)
Commercial loans
Multi-family	$4,829,736	21.6%	$4,658,119	20.8%
Commercial real estate	3,637,986	16.2	3,757,040	16.8
Commercial & industrial	2,408,693	10.7	2,337,139	10.5
Construction	2,062,116	9.2	2,174,254	9.7
Land - acquisition & development	178,687	0.8	200,713	0.9
Total commercial loans	13,117,218	58.5	13,127,265	58.7
Consumer loans
Single-family residential	8,520,833	38.0	8,399,030	37.6
Construction - custom	335,715	1.5	384,161	1.7
Land - consumer lot loans	107,205	0.5	108,791	0.5
HELOC	275,132	1.2	266,151	1.2
Consumer	75,933	0.3	73,998	0.3
Total consumer loans	9,314,818	41.5	9,232,131	41.3
Total gross loans	22,432,036	100%	22,359,396	100%
Less:
Allowance for credit losses on loans	204,522		203,753
Loans in process	903,253		1,009,798
Net deferred fees, costs and discounts	263,760		229,491
Total loan contra accounts	1,371,535		1,443,042
Net loans	$21,060,501		$20,916,354

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of December 31, 2024, and September 30, 2024, AIR for loans totaled $91,214,000 and $92,362,000, respectively, and is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of December 31, 2024, loans in the amount of $13,985,988,000 were pledged to secure borrowings and available lines of credit. None of the agencies to which we have pledged loans have the right to sell or re-pledge them.
The following table sets forth the amortized cost basis of non-accrual loans and loans 90 days or more past due and accruing.

	December 31, 2024			September 30, 2024
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing
Commercial loans
Multi-family	$24,077	$—	$—	$18,743	$—	$—
Commercial real estate	26,292	—	—	26,362	—	—
Commercial & industrial	1,963	—	—	—	—	1,083
Construction	624	—	—	1,120	—	—
Land - acquisition & development	—	—	—	74	—	—
Total commercial loans	52,956	—	—	46,299	—	1,083
Consumer loans
Single-family residential	17,440	—	—	21,488	—	—
Construction - custom	848	—	—	848	—	—
Land - consumer lot loans	8	—	—	—	—	—
HELOC	786	—	—	596	—	—
Consumer	449	—	—	310	—	—
Total consumer loans	19,531	—	—	23,242	—	—
Total non-accrual loans	$72,487	$—	$—	$69,541	$—	$1,083
% of total loans	0.34%			0.33%

The Company recognized interest income on non-accrual loans of approximately $761,000 in the three months ended December 31, 2024 as a result of the collection of past due amounts. If these loans had been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $924,000 for the three months ended December 31, 2024. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables provide details regarding loan delinquencies by loan portfolio and class.

December 31, 2024		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$4,740,797	$4,717,293	$8,539	$2,520	$12,445	$23,504	0.50%
Commercial real estate	3,610,758	3,610,088	88	34	548	670	0.02
Commercial & industrial	2,403,719	2,401,473	256	30	1,960	2,246	0.09
Construction	1,383,048	1,378,553	622	3,249	624	4,495	0.33
Land - acquisition & development	146,609	146,609	—	—	—	—	—
Total commercial loans	12,284,931	12,254,016	9,505	5,833	15,577	30,915	0.25
Consumer Loans
Single-family residential	8,362,881	8,333,284	6,639	6,107	16,851	29,597	0.35
Construction - custom	155,714	154,866	—	—	848	848	0.54
Land - consumer lot loans	106,489	106,156	326	—	7	333	0.31
HELOC	279,039	277,002	916	383	738	2,037	0.73
Consumer	75,969	75,257	133	130	449	712	0.94
Total consumer loans	8,980,092	8,946,565	8,014	6,620	18,893	33,527	0.37
Total Loans	$21,265,023	$21,200,581	$17,519	$12,453	$34,470	$64,442	0.30%
Delinquency %		99.70%	0.09%	0.05%	0.16%	0.30%

September 30, 2024		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$4,556,200	$4,541,527	$—	$4,890	$9,783	$14,673	0.32%
Commercial real estate	3,732,155	3,731,494	89	—	572	661	0.02
Commercial & industrial	2,332,732	2,330,686	—	1,023	1,023	2,046	0.09
Construction	1,424,016	1,421,966	930	—	1,120	2,050	0.14
Land - acquisition & development	160,317	160,243	—	—	74	74	0.05
Total commercial loans	12,205,420	12,185,916	1,019	5,913	12,572	19,504	0.16
Consumer Loans
Single-family residential	8,280,300	8,250,589	3,927	7,540	18,244	29,711	0.36
Construction - custom	182,415	181,567	—	—	848	848	0.46
Land - consumer lot loans	108,060	108,060	—	—	—	—	—
HELOC	269,857	267,347	1,387	577	546	2,510	0.93
Consumer	74,055	73,290	311	144	310	765	1.03
Total consumer loans	8,914,687	8,880,853	5,625	8,261	19,948	33,834	0.38
Total Loans	$21,120,107	$21,066,769	$6,644	$14,174	$32,520	$53,338	0.25%
Delinquency %		99.75%	0.03%	0.07%	0.15%	0.25%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Loans are considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. The following table presents the amortized basis of collateral-dependent loans by loan class and collateral type as of December 31, 2024.

Loan type	Residential Real Estate	Commercial Real Estate
	($ in thousands)
Commercial loans
Multi-Family	$—	$24,701
Commercial Real Estate	—	29,671
Commercial & Industrial	—	—
Construction	624	—
Land - Acquisition & Development	—	—
Total commercial loans	624	54,372
Consumer loans
Single-Family Residential	3,825	—
Construction - Custom	88	—
Land - Consumer Lot Loans	—	—
HELOC	515	—
Consumer	—	—
Total consumer loans	4,428	—
Total Loans	$5,052	$54,372
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended December 31, 2024
Loan Class	Term Extension	% of Total Loan Class Balance	Wtd. Avg. Term Extension
	( in thousands)		(in months)
Commercial & industrial	9,396	0.39%	14
Total commercial loans	9,396	0.08
Single-Family Residential	455	0.01	6
Total consumer loans	455	0.01
Total Loans	$9,851	0.05%

	Three Months Ended December 31, 2023
Loan Class	Term Extension	% of Total Loan Class Balance	Wtd. Avg. Term Extension
	( in thousands)		(in months)
Commercial real estate	$143	—%	20
Commercial & industrial	7,814	0.33	4
Construction	346	0.02	4
Total commercial loans	8,303	0.09
Total Loans	$8,303	0.05%

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts. The following table presents the performance of such loans that have been modified for the twelve months ended December 31, 2024.

		Days Delinquent
Loan type	Current	30	60	90	Total

Commercial loans
Commercial real estate	$23,329	$—	$—	$—	$23,329
Commercial & industrial	49,542	—	—	992	50,534
Construction	19,232	—	—	—	19,232
Total commercial loans	92,103	—	—	992	93,095

Consumer loans
Single-family residential	776	557	—	—	1,333
Total consumer loans	776	557	—	—	1,333
Total Loans	$92,879	$557	$—	$992	$94,428

None of the loans modified in the twelve months ended December 31, 2024 defaulted after modification.

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

The following tables present by primary credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of December 31, 2024 and September 30, 2024. There were no commercial loans classified as Loss as of either date.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year
	YTD 2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$5,618	$78,096	$267,763	$1,594,835	$1,273,530	$1,368,909	$56,627	$—	$4,645,378
Special Mention	—	—	—	1,692	2,644	8,011	—	—	12,347
Substandard	—	—	—	24,500	7,355	48,607	—	—	80,462
Doubtful	—	—	—	—	—	2,610	—	—	2,610
Total	$5,618	$78,096	$267,763	$1,621,027	$1,283,529	$1,428,137	$56,627	$—	$4,740,797

Commercial real estate
Pass	$44,950	$224,619	$230,989	$1,117,060	$701,263	$1,143,521	$35,046	$995	$3,498,443
Special Mention	—	—	—	—	22,086	1,382	—	—	23,468
Substandard	—	—	—	4,776	2,253	81,818	—	—	88,847
Total	$44,950	$224,619	$230,989	$1,121,836	$725,602	$1,226,721	$35,046	$995	$3,610,758
Gross Charge-offs	—	—	163	—	—	—	—		163

Commercial & industrial
Pass	$11,132	$77,063	$144,166	$224,384	$272,034	$249,495	$1,178,878	$166	$2,157,318
Special Mention	—	2,062	—	—	—	—	59,255	—	61,317
Substandard	16,274	122	22,835	23,380	1,887	43,932	75,133	1,521	185,084
Total	$27,406	$79,247	$167,001	$247,764	$273,921	$293,427	$1,313,266	$1,687	$2,403,719
Gross Charge-offs	—	—	—	—	—	308	—	49	357

Construction
Pass	$17,375	$172,782	$392,323	$513,286	$164,966	$—	$63,313	$—	$1,324,045
Special Mention	—	—	—	18,094	3,400	—	—	—	21,494
Substandard	—	4,252	13,450	5,339	13,844	—	—	—	36,885
Doubtful	—	—	—	624	—	—	—	—	624
Total	$17,375	$177,034	$405,773	$537,343	$182,210	$—	$63,313	$—	$1,383,048

Land - acquisition & development
Pass	$7,596	$24,063	$12,291	$50,156	$36,229	$14,841	$—	$—	$145,176
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	153	698	275	—	—	307	—	—	1,433
Total	$7,749	$24,761	$12,566	$50,156	$36,229	$15,148	$—	$—	$146,609

Total commercial loans
Pass	$86,671	$576,623	$1,047,532	$3,499,721	$2,448,022	$2,776,766	$1,333,864	$1,161	$11,770,360
Special Mention	—	2,062	—	19,786	28,130	9,393	59,255	—	118,626
Substandard	16,427	5,072	36,560	57,995	25,339	174,664	75,133	1,521	392,711
Doubtful	—	—	—	624	—	2,610	—	—	3,234
Total	$103,098	$583,757	$1,084,092	$3,578,126	$2,501,491	$2,963,433	$1,468,252	$2,682	$12,284,931
Gross Charge-offs	$—	$—	$163	$—	$—	$308	$—	$49	$520

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 2024	Term Loans Amortized Cost Basis by Origination Year
	YTD 2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$222,407	$340,215	$792,890	$2,255,616	$2,025,980	$2,696,176	$—	$—	$8,333,284
30 days past due	—	—	—	1,276	49	5,314	—	—	6,639
60 days past due	—	—	—	1,883	1,944	2,280	—	—	6,107
90+ days past due	—	—	914	2,593	738	12,606	—	—	16,851
Total	$222,407	$340,215	$793,804	$2,261,368	$2,028,711	$2,716,376	$—	$—	$8,362,881

Construction - custom
Current	$1,104	$72,529	$69,754	$11,120	$—	$359	$—	$—	$154,866
90+ days past due	—	—	—	848	—	—	—	—	848
Total	$1,104	$72,529	$69,754	$11,968	$—	$359	$—	$—	$155,714

Land - consumer lot loans
Current	$4,931	$18,454	$13,143	$24,512	$23,088	$22,028	$—	$—	$106,156
30 days past due	—	—	126	—	200	—	—	—	326
90+ days past due	—	—	—	—	—	7	—	—	7
Total	$4,931	$18,454	$13,269	$24,512	$23,288	$22,035	$—	$—	$106,489

HELOC
Current	$—	$—	$—	$—	$—	$4,448	$271,826	$728	$277,002
30 days past due	—	—	—	—	—	233	663	20	916
60 days past due	—	—	—	—	—	152	231	—	383
90+ days past due	—	—	—	—	—	8	730	—	738
Total	$—	$—	$—	$—	$—	$4,841	$273,450	$748	$279,039

Consumer
Current	$79	$1,210	$23	$(15)	$9,319	$24,964	$39,677	$—	$75,257
30 days past due	—	—	—	—	—	18	115	—	133
60 days past due	—	—	—	—	—	71	59	—	130
90+ days past due	—	—	—	—	—	32	417	—	449
Total	$79	$1,210	$23	$(15)	$9,319	$25,085	$40,268	$—	$75,969
Gross Charge-offs	—	—	—	—	—	261	—	4	265

Total consumer loans
Current	$228,521	$432,408	$875,810	$2,291,233	$2,058,387	$2,747,975	$311,503	$728	$8,946,565
30 days past due	—	—	126	1,276	249	5,565	778	20	8,014
60 days past due	—	—	—	1,883	1,944	2,503	290	—	6,620
90+ days past due	—	—	914	3,441	738	12,653	1,147	—	18,893
Total	$228,521	$432,408	$876,850	$2,297,833	$2,061,318	$2,768,696	$313,718	$748	$8,980,092
Gross Charge-offs	$—	$—	$—	$—	$—	$261	$—	$4	$265

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2024	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$62,038	$198,790	$1,645,460	$1,203,005	$577,037	$716,573	$56,627	$16,753	$4,476,283
Special Mention	—	—	1,698	2,655	2,572	5,452	—	—	12,377
Substandard	—	—	13,566	5,850	7,059	41,065	—	—	67,540
Total	$62,038	$198,790	$1,660,724	$1,211,510	$586,668	$763,090	$56,627	$16,753	$4,556,200

Commercial real estate
Pass	$216,520	$252,923	$1,086,200	$723,600	$475,313	$797,877	$35,249	$—	$3,587,682
Special Mention	—	—	—	22,216	8,682	9,399	—	—	40,297
Substandard	—	—	8,686	2,260	25,319	67,911	—	—	104,176
Total	$216,520	$252,923	$1,094,886	$748,076	$509,314	$875,187	$35,249	$—	$3,732,155
Gross Charge-offs	—	—	—	—	—	203	—	—	203

Commercial & industrial
Pass	$42,232	$148,059	$231,215	$282,148	$89,219	$156,666	$1,116,283	$41,957	$2,107,779
Special Mention	—	—	—	—	—	—	21,264	—	21,264
Substandard	2,142	19,818	35,717	2,284	13,227	44,870	85,627	4	203,689
Total	$44,374	$167,877	$266,932	$284,432	$102,446	$201,536	$1,223,174	$41,961	$2,332,732
Gross Charge-offs	175	42	10	15	—	7	2,331	31	2,611

Construction
Pass	$146,154	$421,334	$532,310	$233,200	$—	$—	$59,334	$—	$1,392,332
Special Mention	—	—	—	3,221	—	—	—	—	3,221
Substandard	82	8,622	6,060	13,699	—	—	—	—	28,463
Total	$146,236	$429,956	$538,370	$250,120	$—	$—	$59,334	$—	$1,424,016

Land - acquisition & development
Pass	$23,475	$12,976	$56,292	$46,635	$2,774	$17,768	$—	$—	$159,920
Substandard	—	—	—	—	74	323	—	—	397
Total	$23,475	$12,976	$56,292	$46,635	$2,848	$18,091	$—	$—	$160,317
Gross Charge-offs	—	—	—	—	—	149	—	—	149

Total commercial loans
Pass	$490,419	$1,034,082	$3,551,477	$2,488,588	$1,144,343	$1,688,884	$1,267,493	$58,710	$11,723,996
Special Mention	—	—	1,698	28,092	11,254	14,851	21,264	—	77,159
Substandard	2,224	28,440	64,029	24,093	45,679	154,169	85,627	4	404,265
Total	$492,643	$1,062,522	$3,617,204	$2,540,773	$1,201,276	$1,857,904	$1,374,384	$58,714	$12,205,420
Gross Charge-offs	$175	$42	$10	$15	$—	$359	$2,331	$31	$2,963

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2024	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$384,516	$765,673	$2,285,996	$2,061,359	$797,586	$1,955,459	$—	$—	$8,250,589
30 days past due	—	—	375	—	1,063	2,489	—	—	3,927
60 days past due	—	3,237	—	1,199	662	2,442	—	—	7,540
90+ days past due	—	820	3,454	1,339	1,027	11,604	—	—	18,244
Total	$384,516	$769,730	$2,289,825	$2,063,897	$800,338	$1,971,994	$—	$—	$8,280,300
Gross Charge-offs	—	—	13	—	—	131	—	—	144

Construction - custom
Current	$54,649	$108,941	$17,082	$537	$—	$358	$—	$—	$181,567
90+ days past due	—	—	848	—	—	—	—	—	848
Total	$54,649	$108,941	$17,930	$537	$—	$358	$—	$—	$182,415

Land - consumer lot loans
Current	$19,672	$14,809	$26,839	$23,804	$9,223	$13,713	$—	$—	$108,060
Total	$19,672	$14,809	$26,839	$23,804	$9,223	$13,713	$—	$—	$108,060

HELOC
Current	$—	$—	$—	$—	$—	$4,176	$262,055	$1,116	$267,347
30 days past due	—	—	—	—	—	216	1,171	—	1,387
60 days past due	—	—	—	—	—	392	185	—	577
90+ days past due	—	—	—	—	—	8	538	—	546
Total	$—	$—	$—	$—	$—	$4,792	$263,949	$1,116	$269,857

Consumer
Current	$1,515	$33	$(19)	$9,440	$8,000	$18,329	$35,992	$—	$73,290
30 days past due	—	—	—	—	—	92	219	—	311
60 days past due	—	—	—	—	—	—	144	—	144
90+ days past due	—	—	—	—	—	91	219	—	310
Total	$1,515	$33	$(19)	$9,440	$8,000	$18,512	$36,574	$—	$74,055
Gross Charge-offs	—	—	—	—	—	139	379	—	518

Total consumer loans
Current	$460,352	$889,456	$2,329,898	$2,095,140	$814,809	$1,992,035	$298,047	$1,116	$8,880,853
30 days past due	—	—	375	—	1,063	2,797	1,390	—	5,625
60 days past due	—	3,237	—	1,199	662	2,834	329	—	8,261
90+ days past due	—	820	4,302	1,339	1,027	11,703	757	—	19,948
Total	$460,352	$893,513	$2,334,575	$2,097,678	$817,561	$2,009,369	$300,523	$1,116	$8,914,687
Gross Charge-offs	$—	$—	$13	$—	$—	$270	$379	$—	$662

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E – Allowance for Losses on Loans

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A "Summary of Significant Accounting Policies."

The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Three Months Ended December 31, 2024	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$25,248	$—	$—	$749	$25,997
Commercial real estate	39,210	(163)	—	(1,174)	37,873
Commercial & industrial	58,748	(357)	4	2,079	60,474
Construction	22,267	—	—	(1,364)	20,903
Land - acquisition & development	7,900	—	12	(691)	7,221
Total commercial loans	153,373	(520)	16	(401)	152,468
Consumer loans
Single-family residential	40,523	—	456	1,138	42,117
Construction - custom	1,427	—	—	(208)	1,219
Land - consumer lot loans	2,564	—	—	(37)	2,527
HELOC	3,049	—	1	108	3,158
Consumer	2,817	(265)	81	400	3,033
Total consumer loans	50,380	(265)	538	1,401	52,054
Total ACL - loans	$203,753	$(785)	$554	$1,000	$204,522
1Provision & transfer amounts within the table do not include provision recapture from unfunded commitments of $1,000,000.

Three Months Ended December 31, 2023	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$13,155	$—	$—	$636	$13,791
Commercial real estate	28,842	—	2	163	29,007
Commercial & industrial	58,773	(62)	32	2,093	60,836
Construction	29,408	—	—	(545)	28,863
Land - acquisition & development	7,016	(18)	50	(390)	6,658
Total commercial loans	137,194	(80)	84	1,957	139,155
Consumer loans
Single-family residential	28,029	—	120	407	28,556
Construction - custom	2,781	—	—	(519)	2,262
Land - consumer lot loans	3,512	—	9	(176)	3,345
HELOC	2,859	—	1	113	2,973
Consumer	2,832	(213)	192	218	3,029
Total consumer loans	40,013	(213)	322	43	40,165
Total loans	$177,207	$(293)	$406	$2,000	$179,320
1Provision & transfer amounts within the table do not include provision recapture from unfunded commitments of $2,000,000

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company recorded no provision for credit losses for the three months ended December 31, 2024, the same as the three months ended December 31, 2023. The lack of provision in the three months ended December 31, 2024 was primarily due to a stable loan receivable balance combined with stable credit performance. The increase in the overall ACL was offset by the equal decrease in the reserve for unfunded commitments. The lack of provision for the three months ended December 31, 2023 was for the same reason. Net charge-offs totaled $231,000 for the three months ended December 31, 2024, compared to $113,000 of net recoveries during the three months ended December 31, 2023.

Non-performing assets were $79,113,000, or 0.29% of total assets, at December 31, 2024, compared to $77,418,000, or 0.28% of total assets, at September 30, 2024. Non-accrual loans were $72,487,000 at December 31, 2024, compared to $69,541,000 at September 30, 2024. Delinquencies, as a percent of total loans, were 0.30% at December 31, 2024, compared to 0.25% at September 30, 2024.

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

The following tables provide the amortized cost of loans receivable based on risk rating categories as previously defined.

December 31, 2024	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$4,645,378	$12,347	$80,462	$2,610	$—	$4,740,797
Commercial real estate	3,498,443	23,468	88,847	—	—	3,610,758
Commercial & industrial	2,157,318	61,317	185,084	—	—	2,403,719
Construction	1,324,045	21,494	36,885	624	—	1,383,048
Land - acquisition & development	145,176	—	1,433	—	—	146,609
Total commercial loans	11,770,360	118,626	392,711	3,234	—	12,284,931
Consumer loans
Single-family residential	8,345,441	—	17,440	—	—	8,362,881
Construction - custom	154,866	—	848	—	—	155,714
Land - consumer lot loans	106,481	—	8	—	—	106,489
HELOC	278,253	—	786	—	—	279,039
Consumer	75,539	—	430	—	—	75,969
Total consumer loans	8,960,580	—	19,512	—	—	8,980,092
Total	$20,730,940	$118,626	$412,223	$3,234	$—	$21,265,023

Total grade as a % of total loans	97.49%	0.56%	1.94%	0.01%	—%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2024	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$4,476,283	$12,377	$67,540	$—	$—	$4,556,200
Commercial real estate	3,587,682	40,297	104,176	—	—	3,732,155
Commercial & industrial	2,107,780	21,264	203,688	—	—	2,332,732
Construction	1,392,332	3,221	28,463	—	—	1,424,016
Land - acquisition & development	159,919	—	398	—	—	160,317
Total commercial loans	11,723,996	77,159	404,265	—	—	12,205,420
Consumer loans
Single-family residential	8,258,812	—	21,488	—	—	8,280,300
Construction - custom	181,567	—	848	—	—	182,415
Land - consumer lot loans	108,060	—	—	—	—	108,060
HELOC	269,261	—	596	—	—	269,857
Consumer	73,824	—	231	—	—	74,055
Total consumer loans	8,891,524	—	23,163	—	—	8,914,687
Total loans	$20,615,520	$77,159	$427,428	$—	$—	$21,120,107

Total grade as a % of total gross loans	97.61%	0.37%	2.02%	—%	—%

The following tables provide information on the amortized cost of loans receivable based on borrower payment activity.

December 31, 2024	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$4,716,720	99.5%	$24,077	0.5%
Commercial real estate	3,584,466	99.3	26,292	0.7
Commercial & industrial	2,401,756	99.9	1,963	0.1
Construction	1,382,424	100.0	624	0.0
Land - acquisition & development	146,609	100.0	—	—
Total commercial loans	12,231,975	99.6	52,956	0.4
Consumer loans
Single-family residential	8,345,441	99.8	17,440	0.2
Construction - custom	154,866	99.5	848	0.5
Land - consumer lot loans	106,481	100.0	8	0.0
HELOC	278,253	99.7	786	0.3
Consumer	75,520	99.4	449	0.6
Total consumer loans	8,960,561	99.8	19,531	0.2
Total loans	$21,192,536	99.7%	$72,487	0.3%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2024	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$4,537,457	99.6%	$18,743	0.4%
Commercial real estate	3,705,793	99.3	26,362	0.7
Commercial & industrial	2,332,732	100.0	—	—
Construction	1,422,896	99.9	1,120	0.1
Land - acquisition & development	160,243	100.0	74	—
Total commercial loans	12,159,121	99.6	46,299	0.4
Consumer loans
Single-family residential	8,258,812	99.7	21,488	0.3
Construction - custom	181,567	99.5	848	0.5
Land - consumer lot loans	108,060	100.0	—	—
HELOC	269,261	99.8	596	0.2
Consumer	73,745	99.6	310	0.4
Total consumer loans	8,891,445	99.7	23,242	0.3
Total loans	$21,050,566	99.7%	$69,541	0.3%

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$294,193	$—	$294,193
Asset-backed securities	—	546,782	—	546,782
Municipal bonds	—	34,793	—	34,793
Corporate debt securities	—	267,874	—	267,874
Mortgage-backed securities
Agency pass-through certificates	—	1,600,089	—	1,600,089
Total available-for-sale securities	—	2,743,731	—	2,743,731
Client swap program hedges	—	56,862	—	56,862
Commercial loan fair value hedges	—	2,423	—	2,423
Mortgage loan fair value hedges	—	33,103	—	33,103
Borrowings cash flow hedges	—	138,870	—	138,870
Total financial assets	$—	$2,974,989	$—	$2,974,989

Financial Liabilities
Client swap program hedges	$—	$57,486	$—	$57,486
Total financial liabilities	$—	$57,486	$—	$57,486

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$314,204	$—	$314,204
Asset-backed securities	—	540,125		540,125
Municipal bonds	—	35,073	—	35,073
Corporate debt securities	—	296,282	—	296,282
Mortgage-backed securities
Agency pass-through certificates	—	1,387,025	—	1,387,025
Total available-for-sale securities	—	2,572,709	—	2,572,709
Client swap program hedges	—	46,758	—	46,758
Commercial loan fair value hedges	—	1,595	—	1,595
Mortgage loan fair value hedges	—	—	—	—
Borrowings cash flow hedges	—	117,271	—	117,271
Total financial assets	$—	$2,738,333	$—	$2,738,333

Financial Liabilities
Client swap program hedges	$—	$47,388	$—	$47,388
Mortgage loan fair value hedges		667		667
Total financial liabilities	$—	$48,055	$—	$48,055

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as collateral dependent loans and real estate owned ("REO"). REO consists principally of properties acquired through foreclosure and branch properties no longer in use. From time to time, and on a nonrecurring basis, adjustments using fair value measurements are recorded to reflect increases or decreases based on the discounted cash flows, the current appraisal or estimated value of the collateral or REO property.

When management determines that the fair value of the collateral or the REO requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the collateral dependent loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2024 included loans for which an allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at December 31, 2024 and December 31, 2023, and the total gains (losses) resulting from those fair value adjustments during the respective periods. The estimated fair value measurements are shown gross of estimated selling costs.

	December 31, 2024				Three Months Ended December 31, 2024
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans[1]	$—	$—	$596	$596	$(271)
Real estate owned	—	—	—	—	—
Balance at end of period	$—	$—	$596	$596	$(271)
1The gains (losses) represent re-measurements of collateral-dependent loans.

	December 31, 2023				Three Months Ended December 31, 2023
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans[1]	$—	$—	$781	$781	$(158)
Real estate owned	—	—	—	—	—
Balance at end of period	$—	$—	$781	$781	$(158)
1The gains (losses) represent re-measurements of collateral-dependent loans.

At December 31, 2024, there was $681,000 in foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $6,281,000.
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		December 31, 2024		September 30, 2024
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$1,507,735	$1,507,735	$2,381,102	$2,381,102
Available-for-sale securities
U.S. government and agency securities	2	294,193	294,193	314,204	314,204
Asset-backed securities	2	546,782	546,782	540,125	540,125
Municipal bonds	2	34,793	34,793	35,073	35,073
Corporate debt securities	2	267,874	267,874	296,282	296,282
Mortgage-backed securities
Agency pass-through certificates	2	1,600,089	1,600,089	1,387,025	1,387,025
Total available-for-sale securities		2,743,731	2,743,731	2,572,709	2,572,709
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	537,348	485,106	436,972	401,046
Total held-to-maturity securities		537,348	485,106	436,972	401,046

Loans receivable	3	21,060,501	20,295,920	20,916,354	20,269,059
FHLB stock	2	128,396	128,396	95,617	95,617
Other assets - client swap program hedges	2	56,862	56,862	46,758	46,758
Other assets - commercial fair value loan hedges	2	2,423	2,423	1,595	1,595
Other assets - mortgage loan fair value hedges	2	33,103	33,103	—	—
Other assets - borrowings cash flow hedges	2	138,870	138,870	117,271	117,271

Financial liabilities
Time deposits	2	9,584,918	9,575,502	9,556,785	9,787,187
Borrowings	2	2,863,675	2,870,221	3,267,589	3,276,122
Junior subordinated debentures	3	50,952	50,834	50,718	50,240
Other liabilities - client swap program hedges	2	57,486	57,486	47,388	47,388
Other liabilities - mortgage loan fair value hedges	2	—	—	667	667

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

WAFD, INC. AND SUBSIDIARIES
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables provide details about the amortized cost and fair value of available-for-sale and held-to-maturity securities.

	December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$2,184	$1	$(1)	$2,184	5.02%
1 to 5 years	4,583	1	(119)	4,465	2.69
5 to 10 years	195,082	1,327	(4)	196,405	5.45
Over 10 years	90,460	679	—	91,139	5.98
Asset-backed securities
1 to 5 years	11,047	—	(264)	10,783	5.33
5 to 10 years	8,026	13	—	8,039	5.48
Over 10 years	528,444	1,201	(1,685)	527,960	5.60
Corporate debt securities due
Within 1 year	45,011	—	(217)	44,794	4.61
1 to 5 years	74,556	507	—	75,063	5.74
5 to 10 years	161,731	—	(13,714)	148,017	4.57
Municipal bonds due
5 to 10 years	5,682	—	(375)	5,307	3.00
Over 10 years	29,783	17	(314)	29,486	5.85
Mortgage-backed securities
Agency pass-through certificates	1,656,178	3,994	(60,083)	1,600,089	4.15
	2,812,767	7,740	(76,776)	2,743,731	4.67
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	537,348	13	(52,255)	485,106	3.57
	537,348	13	(52,255)	485,106	3.57
	$3,350,115	$7,753	$(129,031)	$3,228,837	4.41%

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

The Company purchased $310,999,000 of AFS investment securities during the three months ended December 31, 2024 and purchased $49,380,000 of AFS securities during the three months ended December 31, 2023. Sales of AFS securities totaled $797,000 during the three months ended December 31, 2024 compared to $2,624,000 during the prior year same period. For HTM investment securities, there were $114,182,000 in purchases during the three months ended December 31, 2024 and no purchases during the three months ended December 31, 2023. There were no sales of HTM investment securities during the three months ended December 31, 2024 or December 31, 2023. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 25 years.

The Company elected to exclude AIR from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS securities, AIR totaled $10,331,000 and $9,311,000 as of December 31, 2024 and September 30, 2024, respectively. For HTM debt securities, AIR totaled $1,602,000 and $1,154,000 as of December 31, 2024 and September 30, 2024, respectively. AIR for securities is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.
The following tables show the gross unrealized losses and fair value of securities as of December 31, 2024 and September 30, 2024, by length of time that individual securities in each category have been in a continuous loss position. There were 223 and 209 securities with an unrealized loss as of December 31, 2024 and September 30, 2024, respectively.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 2024	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$—	$—	$(13,931)	$142,810	$(13,931)	$142,810
Municipal bonds	—	—	(689)	14,777	(689)	14,777
U.S. government and agency securities	—	—	—	—	—	—
Asset-backed securities	(21)	29,965	(2,052)	213,102	(2,073)	243,067
Mortgage-backed securities	(875)	210,352	(59,207)	638,487	(60,082)	848,839
	(896)	240,317	(75,879)	1,009,176	(76,775)	1,249,493
Held-to-maturity securities
Mortgage-backed securities	(805)	139,477	(51,451)	324,133	(52,256)	463,610
	$(1,701)	$379,794	$(127,330)	$1,333,309	$(129,031)	$1,713,103

September 30, 2024	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$—	$—	$(10,993)	$146,060	$(10,993)	$146,060
Municipal bonds due	(15)	19,985	(394)	15,088	(409)	35,073
U.S. government and agency securities	—	—	—	—	—	—
Asset-backed securities	(249)	116,173	(2,373)	235,846	(2,622)	352,019
Mortgage-backed securities	(165)	103,283	(40,510)	728,968	(40,675)	832,251
	(429)	239,441	(54,270)	1,125,962	(54,699)	1,365,403
Held-to-maturity securities
Mortgage-backed securities	—	—	(36,839)	348,573	(36,839)	348,573
	$(429)	$239,441	$(91,109)	$1,474,535	$(91,538)	$1,713,976

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2024 or September 30, 2024. The Company does not consider HTM investments to have any credit impairment.

The Company does not believe that the AFS debt securities that were in an unrealized loss position have any credit loss impairment as of December 31, 2024 or September 30, 2024. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is more likely than not the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. AFS debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Corporate debt securities and municipal bonds are considered to have an issuer of high credit quality and the decline in fair value is due to changes in interest rates and other market conditions. The issuer continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at December 31, 2024 and September 30, 2024.

December 31, 2024	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$1,026,600	$56,862	Other liabilities	$1,026,600	$57,486
Commercial loan fair value hedges	Other assets	34,341	2,423	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	2,570,000	33,103	Other liabilities	—	—
Borrowings cash flow hedges	Other assets	900,000	138,870	Other liabilities	—	—
		$4,530,941	$231,258		$1,026,600	$57,486

September 30, 2024	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$1,044,512	$46,758	Other liabilities	$1,044,512	$47,388
Commercial loan fair value hedges	Other assets	37,042	1,595	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	—	—	Other liabilities	2,570,000	667
Borrowings cash flow hedges	Other assets	900,000	117,271	Other liabilities	—	—
		$1,981,554	$165,624		$3,614,512	$48,055

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

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following tables present the impact of fair value hedge accounting on the carrying value of the hedged items at December 31, 2024 and September 30, 2024.

(In thousands)	December 31, 2024
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$7,095,344	$(23,413)
	$7,095,344	$(23,413)

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are a portfolio layer expected to be remaining at the end of the hedging relationships. At December 31, 2024, the amortized cost basis of the closed loan portfolios used in the hedging relationships was

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
$7,063,384,000, the cumulative basis adjustment associated with the hedging relationships was $(21,080,000), and the amount of the designated hedged items was $2,570,000,000.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At December 31, 2024, the amortized cost basis of the hedged commercial loans was $31,960,000 and the cumulative basis adjustment associated with the hedging relationships was $(2,333,000).

(In thousands)	September 30, 2024
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$7,287,540	$20,005
	$7,287,540	$20,005

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At September 30, 2024, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $7,252,017,000, the cumulative basis adjustment associated with the hedging relationships was $21,476,000, and the amount of the designated hedged items was $2,570,000,000. During fiscal 2024, hedge accounting was discontinued on a $300,000,000 last of layer hedge. A basis adjustment of $1,232,211 associated with the terminated portion of the hedge was deferred and is being accreted over the remaining life of the associated pool of loans.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At September 30, 2024, the amortized cost basis of the hedged commercial loans was $35,523,000 and the cumulative basis adjustment associated with the hedging relationships was $(1,471,000).

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. As of December 31, 2024, the maturities for hedges of adjustable rate borrowings ranged from one year to five years, with the weighted average being 4.8 years.

The following table presents the impact of derivative instruments (cash flow hedges on borrowings) on AOCI for the periods presented.

(In thousands)	Three Months Ended December 31,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2024	2023
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$21,594	$(40,527)
Reclassification adjustment of net (gain)/loss included in net income	5	—
Total pre-tax gain/(loss) recognized in AOCI	$21,599	$(40,527)

The following tables present the gain (loss) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the periods presented.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended December 31, 2024		Three Months Ended December 31, 2023
	Interest income on loans receivable	Interest expense on FHLB advances	Interest income on loans receivable	Interest expense on FHLB advances
	(In thousands)		(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$286,597	$(27,536)	$245,792	$(37,938)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$7,993		$5,493
Recognized on derivatives	37,593		(25,496)
Recognized on hedged items	(43,418)		25,610
Net income/(expense) recognized on fair value hedges	$2,168		$5,607

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives		$9,480		$11,847
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense		(5)		—
Net income/(expense) recognized on cash flow hedges		$9,475		$11,847

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. The impact to the statement of operations for the three months ended December 31, 2024 was an increase in other income of $5,000 and an increase of $109,000 for the three months ended December 31, 2023.

The following tables present the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Three Months Ended December 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2024	2023
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$20,185	$(28,709)
Receive fixed/pay floating swap	Other noninterest income	(20,180)	28,818
		$5	$109

NOTE H – Revenue from Contracts with Customers

Since net interest income on financial assets and liabilities is outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), a significant majority of Company revenues are not subject to that guidance.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Revenue streams that are within the scope of ASC 606 are presented within non-interest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the new guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. In scope revenue streams represented approximately 3.2% of Company total revenue for the three months ended December 31, 2024, compared to 3.6% for the three months ended December 31, 2023. As this standard is immaterial to the consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of non-interest income within the scope of the guidance include the following:

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

NOTE I – Commitments and Contingencies

Lease Commitments - The Company’s lease commitments consist primarily of real estate property for branches and office space under various non-cancellable operating leases that expire between 2025 and 2070. The majority of the leases contain renewal options and provisions for increases in rental rates based on a predetermined schedule or an agreed upon index.
Financial Instruments with Off-Balance Sheet Risk - Off-balance-sheet credit exposures for the Company include unfunded loan commitments and letters of credit from the FHLB of Des Moines and the FHLB of San Francisco. As of December 31, 2024, the Bank was obligated on FHLB letters of credit totaling $977,606,000 and unfunded loan commitments had a balance of $2,686,454,000. The reserve for unfunded commitments was $20,500,000 as of December 31, 2024, which is a decrease from $21,500,000 at September 30, 2024. See Note A "Summary of Significant Accounting Policies" for details regarding the reserve methodology.

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

LIHTC Investments - The Company has LIHTC investments which are designed to promote qualified affordable housing projects. These investments provide a return through the generation of income tax credits and other income tax benefits and support the Company's regulatory compliance with the Community Reinvestment Act. The Company has evaluated its involvement with the low-income housing projects and determined it does not have the ability to exercise significant influence over or participate in the decision-making activities related to the management of the projects, and therefore, is not the primary beneficiary, and does not consolidate these interests.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company records the investments in affordable housing partnerships of $122,319,000 and $112,342,000 as of December 31, 2024 and September 30, 2024, respectively, as a component of other assets on the Consolidated Statements of Financial Condition and uses the proportional amortization method to account for the investments. The Company's unfunded contribution commitments to these investments were $48,389,000 and $41,702,000 as of December 31, 2024 and September 30, 2024, respectively, which are recorded as a component of other liabilities on the Consolidated Statements of Financial Condition. Amortization related to these investments is recorded as a component of the provision for income taxes on the Condensed Consolidated Statements of Operation.

WAFD, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of WaFd, Inc. (the “Company” or “WaFd”) and its financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the Consolidated Financial Statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations and other disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the Securities and Exchange Commission ("SEC") on November 20, 2024 (the “2024 10-K”).

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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this report, and including the Risk Factors included in the Company’s 2024 10-K, and in any of the Company's other subsequent Securities and Exchange Commission ("SEC") filings, which could cause the Company's future results to differ materially from the plans, objectives, goals, estimates, intentions and expectations expressed in forward-looking statements:

Operational Risks:
•fluctuating interest rates and the impact of inflation on the Company's business and financial results;
•risks associated with cybersecurity incidents and threat actors;
•risks related to the integration of Luther Burbank Corporation;
•Risks associated with changes in business structure and divestitures of lines of business, including the Bank's exist from the single family mortgage lending market;
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

WAFD, INC. AND SUBSIDIARIES
Regulatory and Litigation Risk:
•non-compliance with the USA PATRIOT Act, Bank Secrecy Act, Community Reinvestment Act, Fair Lending Laws, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Flood Insurance Reform Act or other laws and regulations;
•the Company’s ability to manage the risks and costs involved in the remediation efforts to the Bank's Home Mortgage Disclosure Act (“HMDA”) compliance and reporting, and the impact of enforcement actions or legal proceedings with respect to the Bank’s HMDA program, including compliance with the Bank's 2013 and 2020 HMDA Consent Orders;
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
•risks associated with our geographic concentration, including the effects of a severe economic downturn, including high unemployment rates and declines in housing prices and both commercial and residential property values, in our primary market areas;
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

CRITICAL ACCOUNTING POLICIES

See Note A to the Consolidated Financial Statements in "Item 1. Financial Statements" above. Also, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2024 10-K.

ASSET QUALITY & ALLOWANCE FOR CREDIT LOSSES

See Note A, D and E to the Consolidated Financial Statements in "Item 1. Financial Statements" above. Also, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2024 10-K.

INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of transaction and savings accounts is 55% of total deposits as of December 31, 2024 while the composition of the investment securities portfolio is 54% variable and 46% fixed rate. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $537,348,000 of mortgage-backed securities that it has designated as HTM and are carried at amortized cost. As of December 31, 2024, the net unrealized loss on these securities was $52,242,000. The Company has $2,743,731,000 of AFS securities that are carried at fair value. As of December 31, 2024, the net unrealized loss on these securities was $69,036,000. The Company has executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized gain on these interest rate swaps as of December 31, 2024 was $138,870,000. All of the above are pre-tax net unrealized gains or losses.

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
The following table shows the potential impact of changing interest rates on net income for one year and compares the current model results to the prior quarter. The Company's focus is primarily on the impact of abrupt upward or downward changes in short term rates. It is important to note that this is not a forecast or prediction of future events, but is used as a tool for measuring potential risk. This analysis assumes zero balance sheet growth and a constant percentage composition of assets and liabilities.

WAFD, INC. AND SUBSIDIARIES

	Potential Increase (Decrease) in Net Interest Income
Basis Point Increase (Decrease) in Interest Rates	December 31, 2024		September 30, 2024
	(In thousands, except percentages)
(200)	$26,825	3.50%	$(8,414)	(1.02)%
(100)	15,102	1.97	1,702	0.21
100	10,285	1.34	(274)	(0.03)
200	24,668	3.22	22,686	2.76

NPV Sensitivity - Another method used to quantify interest rate risk is the NPV analysis. This analysis calculates the difference between the present value of interest-bearing liabilities and the present value of expected cash flows from interest-earning assets and off-balance-sheet contracts. The following tables set forth an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (measured in 100-basis-point increments) and compares the current model results to the prior quarter results.

	Potential Increase (Decrease) in NPV
Basis Point Increase (Decrease) in Interest Rates	December 31, 2024		September 30, 2024
	(In thousands, except percentages)
(200)	$501,091	16.80%	$272,670	9.16%
(100)	153,501	5.15	68,683	2.31
100	(543,836)	(18.23)	(505,028)	(16.96)
200	(848,408)	(28.44)	(740,588)	(24.87)

Prepayment speeds continue to be low at December 31, 2024 but increasing with the Bank's conditional payment rate ("CPR") for single family mortgages at 8.10%, up from 6.60% the year before.

Net Interest Margin - Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin was 2.39% for the quarter ended December 31, 2024 compared to 2.91% for the quarter ended December 31, 2023. The yield on interest-earning assets decreased 16 basis points to 5.31% and the cost of interest-bearing liabilities decreased 32 basis points to 3.48% over that same period. The lower yield on interest-earning assets was primarily due to the impact of rate reductions on adjustable rate assets and cash. This decrease out-paced the decrease in interest-bearing liabilities resulted primarily from customer deposits repricing at a slower rate.

WAFD, INC. AND SUBSIDIARIES
The following table sets forth the information explaining the changes in the net interest margin for the period indicated compared to the same period one year ago.

	Three Months Ended December 31, 2024			Three Months Ended December 31, 2023
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$20,954,663	$286,597	5.43%	$17,533,944	$245,792	5.58%
Mortgage-backed securities	1,882,688	18,337	3.86	1,337,174	11,266	3.35
Cash & Investments	2,855,030	37,941	5.27	1,851,301	27,354	5.88
FHLB stock	106,062	2,242	8.39	124,019	2,434	7.81
Total interest-earning assets	25,798,443	345,117	5.31%	20,846,438	286,846	5.47%
Other assets	1,706,133			1,535,021
Total assets	$27,504,576			$22,381,459

Liabilities and Equity
Interest-bearing customer accounts	$18,743,048	$162,150	3.43%	$13,248,450	$96,671	2.90%
Borrowings	2,899,012	27,536	3.77	3,718,207	37,938	4.06
Total interest-bearing liabilities	21,642,060	189,686	3.48%	16,966,657	134,609	3.16%
Noninterest-bearing customer accounts	2,523,510			2,654,982
Other liabilities	323,809			312,240
Total liabilities	24,489,379			19,933,879
Shareholders' equity	3,015,197			2,447,580
Total liabilities and equity	$27,504,576			$22,381,459
Net interest income/interest rate spread		$155,431	1.83%		$152,237	2.32%
Net interest margin (NIM)			2.39%			2.91%
As of December 31, 2024, total assets had decreased by $375,876,000 to $27,684,454,000 from $28,060,330,000 at September 30, 2024. During the three months ended December 31, 2024, loans receivable increased $144,147,000, investment securities increased by $271,398,000, and FHLB stock increased by $32,779,000 while cash and cash equivalents decreased by $873,367,000.
Cash and cash equivalents of $1,507,735,000 and shareholders’ equity of $3,021,636,000 as of December 31, 2024 provide management with flexibility in managing interest rate risk going forward.

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
The Bank has a credit line with the Federal Home Loan Bank of Des Moines ("FHLB - DM") of up to 45% of total assets depending on specific collateral eligibility. This line provides the Bank a substantial source of additional liquidity. The Bank has entered into borrowing agreements with the FHLB - DM to borrow funds under a short-term floating rate cash management advance program and fixed-rate term loan agreements. All borrowings are secured by stock of the FHLB - DM, deposits with the FHLB - DM, and a blanket pledge of qualifying loans receivable. The Bank also has a credit line with the Federal Home Loan Bank of San Francisco ("FHLB - SF") in support of LBC borrowings from the FHLB - SF, but the Bank is unable to take down new advances against this line. The FHLB - SF credit line is secured by a line-item pledge of single-family residential mortgages that are specifically identified.

WAFD, INC. AND SUBSIDIARIES
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
Customer account balances have remained stable, increasing by $64,807,000, or 0.3%, to $21,438,777,000 at December 31, 2024 compared with $21,373,970,000 at September 30, 2024. Total borrowings were $2,863,675,000 as of December 31, 2024 a decrease from $3,267,589,000 at September 30, 2024.
The Company's cash and cash equivalents totaled $1,507,735,000 at December 31, 2024, a decrease from $2,381,102,000 at September 30, 2024. This decrease served to fund loan growth and purchases of investment securities and pay down borrowings.
The Company’s shareholders' equity at December 31, 2024 was $3,021,636,000, or 10.91% of total assets. This is an increase of $21,336,000 from September 30, 2024 when shareholders' equity was $3,000,300,000, or 10.69% of total assets. The Company’s shareholders' equity was impacted in the three months ended December 31, 2024 by net income of $47,267,000, the payment of $20,923,000 in common stock dividends, payment of $3,656,000 in preferred stock dividends, treasury stock purchases of $3,410,000, as well as the other comprehensive loss of $2,498,000. The ratio of tangible capital to tangible assets at December 31, 2024 was 9.45%. Management believes the Company's strong equity position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

WAFD, INC. AND SUBSIDIARIES
As of December 31, 2024 and September 30, 2024, the Company and the Bank met all capital adequacy requirements to which they are subject, and the Bank's regulators categorized it as well capitalized under the regulatory framework for prompt corrective action.

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

December 31, 2024
Common Equity Tier I risk-based capital ratio:
The Company	$2,180,527	11.45%	4.50%	NA
The Bank	2,466,081	12.95%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	2,480,527	13.02%	6.00%	NA
The Bank	2,466,081	12.95%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,749,098	14.43%	8.00%	NA
The Bank	2,683,700	14.10%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	2,480,527	9.16%	4.00%	NA
The Bank	2,466,081	9.12%	4.00%	5.00%

September 30, 2024
Common Equity Tier 1 risk-based capital ratio:
The Company	$2,153,721	11.31%	4.50%	NA
The Bank	2,463,266	12.94%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	2,453,721	12.88%	6.00%	NA
The Bank	2,463,266	12.94%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,722,290	14.29%	8.00%	NA
The Bank	2,681,116	14.08%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	2,453,721	8.90%	4.00%	NA
The Bank	2,463,266	8.94%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents - Cash and cash equivalents were $1,507,735,000 at December 31, 2024, a decrease of $873,367,000, or 36.7%, since September 30, 2024. This decrease served to fund loan growth and purchases of investment securities and pay down borrowings.

Available-for-sale and held-to-maturity investment securities - AFS securities increased $171,022,000, or 6.6%, during the three months ended December 31, 2024, a result of securities purchases of $310,999,000 offset by unrealized losses during the period of $24,547,000 and principal repayments and maturities of $114,882,000. During the same period, the balance of HTM securities increased by $100,376,000 primarily due to purchases of $114,182,000 offset by principal pay-downs and maturities of $13,786,000. As of December 31, 2024, the Company had a total net unrealized loss on AFS securities of $69,036,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

WAFD, INC. AND SUBSIDIARIES
Substantially all of the Company’s HTM and AFS debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The Company did not record an allowance for credit losses for HTM securities as of December 31, 2024 or September 30, 2024 as the investment portfolio consists primarily of U.S. government agency mortgage-backed securities that management deems to have immaterial risk of loss. The impact going forward will depend on the composition, characteristics, and credit quality of the securities portfolios as well as the economic conditions at future reporting periods. The Company does not believe that any of its AFS debt securities had credit loss impairment as of December 31, 2024 or September 30, 2024, therefore, no allowance was recorded.

Loans receivable - Loans receivable, net of related contra accounts, increased by $144,147,000 to $21,060,501,000 at December 31, 2024, compared to $20,916,354,000 at September 30, 2024. The increase was primarily the net result of originations of $930,789,000, a decrease to loans-in-process of $106,545,000, offset by loan principal repayments of $981,574,000. Commercial loan originations accounted for 68% of total originations and consumer loan originations were 32% during the period. The Company continues to focus on commercial lending, coupled with growing economies in all major markets in which we operate.
The following table shows the loan portfolio by category and the change in the quarter.

	December 31, 2024		September 30, 2024		Change
	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$4,829,736	21.6%	$4,658,119	20.8%	$171,617	3.7%
Commercial real estate	3,637,986	16.2	3,757,040	16.8	(119,054)	(3.2)
Commercial & industrial	2,408,693	10.7	2,337,139	10.5	71,554	3.1
Construction	2,062,116	9.2	2,174,254	9.7	(112,138)	(5.2)
Land - acquisition & development	178,687	0.8	200,713	0.9	(22,026)	(11.0)
Total commercial loans	13,117,218	58.5	13,127,265	58.7	(10,047)	(0.1)
Consumer loans
Single-family residential	8,520,833	38.0	8,399,030	37.6	121,803	1.5
Construction - custom	335,715	1.5	384,161	1.7	(48,446)	(12.6)
Land - consumer lot loans	107,205	0.5	108,791	0.5	(1,586)	(1.5)
HELOC	275,132	1.2	266,151	1.2	8,981	3.4
Consumer	75,933	0.3	73,998	0.3	1,935	2.6
Total consumer loans	9,314,818	41.5	9,232,131	41.3	82,687	0.9
Total gross loans	22,432,036	100%	22,359,396	100%	72,640	0.3
Less:
Allowance for credit losses on loans	204,522		203,753		769	0.4
Loans in process	903,253		1,009,798		(106,545)	(10.6)
Net deferred fees, costs and discounts	263,760		229,491		34,269	14.9
Total loan contra accounts	1,371,535		1,443,042		(71,507)	(5.0)
Net loans	$21,060,501		$20,916,354		$144,147	0.7%

WAFD, INC. AND SUBSIDIARIES

The following tables provide information regarding loans receivable by loan class and geography.

December 31, 2024	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	(In thousands)
Washington	$474,778	$504,965	$834,707	$202,378	$36,026	$3,489,937	$86,160	$57,592	$31,454	$139,843	$5,857,840
Oregon	757,870	406,008	212,111	82,686	46,240	911,689	12,369	13,034	128	35,308	2,477,443
Arizona	632,632	492,195	99,402	236,506	1,814	800,051	15,815	17,525	5,251	32,534	2,333,725
Utah	670,170	359,111	126,025	260,150	45,619	598,696	16,663	1,333	20,421	16,200	2,114,388
Texas	500,842	814,064	732,335	303,650	4,274	140,341	—	342	2	4,975	2,500,825
New Mexico	152,796	262,653	15,408	98,588	3,034	217,009	3,633	2,479	106	10,464	766,170
Idaho	176,437	184,150	41,697	81,492	5,169	411,530	8,273	8,663	57	22,626	940,094
Nevada	167,229	161,700	63,588	38,704	4,433	306,970	12,801	5,521	2,039	10,286	773,271
California	1,113,264	236,289	140,204	33,260	—	1,503,123	—	—	11,195	595	3,037,930
Other	94,779	189,623	138,242	45,634	—	(16,465)	—	—	5,316	6,208	463,337
	$4,740,797	$3,610,758	$2,403,719	$1,383,048	$146,609	$8,362,881	$155,714	$106,489	$75,969	$279,039	$21,265,023

Percentage by geographic area
December 31, 2024	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	As % of total gross loans
Washington	2.2%	2.4%	3.9%	0.9%	0.2%	16.4%	0.4%	0.3%	0.2%	0.8%	27.7%
Oregon	3.6	1.9	1.0	0.4	0.3	4.2	0.1	0.1	—	0.1	11.7
Arizona	3.0	2.3	0.4	1.1	—	3.8	0.1	0.1	—	0.2	11.0
Utah	3.2	1.7	0.6	1.2	0.2	2.8	—	—	0.1	0.1	9.9
Texas	2.4	3.8	3.4	1.4	—	0.7	—	—	—	—	11.7
New Mexico	0.7	1.2	0.1	0.5	—	1.0	—	—	—	—	3.5
Idaho	0.8	0.9	0.2	0.4	—	1.9	—	—	—	0.1	4.3
Nevada	0.8	0.8	0.3	0.2	—	1.4	0.1	—	—	—	3.6
California	5.2	1.1	0.7	0.2	—	7.1	—	—	0.1	—	14.4
Other	0.4	0.9	0.7	0.2	—	—	—	—	—	—	2.2
	22.3%	17.0%	11.3%	6.5%	0.7%	39.3%	0.7%	0.5%	0.4%	1.3%	100%

Percentage by geographic area as a % of each loan type
December 31, 2024	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC
	As % of total gross loans
Washington	10.0%	14.0%	34.7%	14.6%	24.6%	41.7%	55.3%	54.1%	41.4%	50.1%
Oregon	16.0	11.3	8.8	6.0	31.6	10.9	8.0	12.2	0.2	12.7
Arizona	13.4	13.6	4.1	17.1	1.2	9.6	10.2	16.5	6.9	11.7
Utah	14.1	9.9	5.3	18.8	31.1	7.2	10.7	1.3	26.9	5.8
Texas	10.6	22.5	30.5	22.0	2.9	1.7	—	0.3	—	1.8
New Mexico	3.2	7.3	0.6	7.1	2.1	2.6	2.3	2.3	0.1	3.8
Idaho	3.7	5.1	1.7	5.9	3.5	4.9	5.3	8.1	0.1	8.1
Nevada	3.5	4.5	2.7	2.8	3.0	3.7	8.2	5.2	2.7	3.7
California	23.5	6.5	5.8	2.4	—	17.9	—	—	14.7	0.2
Other	2.0	5.3	5.8	3.3	—	(0.2)	—	—	7.0	2.1
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

WAFD, INC. AND SUBSIDIARIES

The following table shows the change in the geographic distribution by state of the loan portfolio since the prior quarter.

	December 31, 2024	September 30, 2024	Change
Washington	27.7%	27.3%	0.4
Oregon	11.7	11.7	—
Arizona	11.0	11.0	—
Utah	9.9	9.9	—
Texas	11.7	11.8	(0.1)
New Mexico	3.5	3.6	(0.1)
Idaho	4.3	4.3	—
Nevada	3.6	3.7	(0.1)
California	14.4	14.4	—
Other[1]	2.2	2.3	(0.1)
	100%	100%
1Includes loans from outside of our nine state footprint.

Non-performing assets - Non-performing assets increased $1,695,000 during the three months ended December 31, 2024 to $79,113,000 from $77,418,000 at September 30, 2024. The change is primarily due to a $2,946,000 increase in non-accrual loans offset by a $1,251,000 decrease in real estate owned as a result of property sales. Non-performing assets as a percentage of total assets was 0.29% at December 31, 2024 compared to 0.28% at September 30, 2024.

The following table sets forth information regarding non-performing assets.

	December 31, 2024		September 30, 2024
	($ in thousands)
Non-accrual loans:
Multi - family	$24,077	33.2%	$18,743	27.0%
Commercial real estate	26,292	36.3	26,362	37.9
Commercial & industrial	1,963	2.7	—	—
Construction	624	0.9	1,120	1.6
Land - acquisition & development	—	—	74	0.1
Single-family residential	17,440	24.1	21,488	30.9
Construction - custom	848	1.1	848	1.2
Land - consumer lot loans	8	—	—	—
HELOC	786	1.1	596	0.9
Consumer	449	0.6	310	0.4
Total non-accrual loans	72,487	100%	69,541	100%
Real estate owned	3,316		4,567
Other property owned	3,310		3,310
Total non-performing assets	$79,113		$77,418
Total non-performing assets and performing restructured loans as a percentage of total assets	0.29%		0.28%

For the three months ended December 31, 2024, the Company recognized $761,000 in interest income on cash payments received from borrowers on non-accrual loans. Recognized interest income on loans for the three months ended December 31, 2024 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. The

WAFD, INC. AND SUBSIDIARIES
Company would have recognized interest income of $924,000 for the same period had non-accrual loans performed according to their original contract terms. In addition to the non-accrual loans reflected in the above table, the Company had $381,010,000 of loans that were less than 90 days delinquent at December 31, 2024 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs as a percent of total assets would have increased to 1.66% at December 31, 2024.

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

Allowance for credit losses - The following table shows the composition of the Company’s allowance for credit losses.

	December 31, 2024		September 30, 2024		Change
Allowance for credit losses:	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$25,997	12.7%	25,248	12.4%	$749	3.0%
Commercial real estate	37,873	18.5	39,210	19.2	(1,337)	(3.4)
Commercial & industrial	60,474	29.6	58,748	28.8	1,726	2.9
Construction	20,903	10.2	22,267	10.9	(1,364)	(6.1)
Land - acquisition & development	7,221	3.6	7,900	3.9	(679)	(8.6)
Total commercial loans	152,468	74.6	153,373	75.3	(905)	(0.6)
Consumer loans
Single-family residential	42,117	20.6	40,523	19.9	1,594	3.9
Construction - custom	1,219	0.5	1,427	0.7	(208)	(14.6)
Land - consumer lot loans	2,527	1.2	2,564	1.3	(37)	(1.4)
HELOC	3,158	1.6	3,049	1.5	109	3.6
Consumer	3,033	1.5	2,817	1.4	216	7.7
Total consumer loans	52,054	25.4	50,380	24.7	1,674	3.3
Total allowance for loan losses	204,522	100.0%	203,753	100.0%	769	0.4
Reserve for unfunded commitments	20,500		21,500		(1,000)	(4.7)
Total allowance for credit losses	$225,022		$225,253		$(231)	(0.1)%

Management believes the allowance for credit losses of $225,022,000, or 1.00% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E and Note I for further details of the allowance for loan losses and reserve for unfunded commitments as of and for the period ended December 31, 2024 and September 30, 2024.

Real estate owned ("REO") - REO decreased during the three months ended December 31, 2024 by $1,251,000 to $3,316,000. The decrease was due to property sales.

WAFD, INC. AND SUBSIDIARIES
Intangible assets - Intangible assets increased to $449,213,000 as of December 31, 2024 from $448,425,000 as of September 30, 2024 as the result of an adjustment to purchase accounting related to the Merger.

Customer accounts - Customer accounts increased $64,807,000, or 0.3%, to $21,438,777,000 at December 31, 2024 compared with $21,373,970,000 at September 30, 2024. Transaction accounts increased by $36,674,000 or 0.3% during that period, while time deposits increased $28,133,000 or 0.3%.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	December 31, 2024			September 30, 2024
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$2,489,394	11.6%	—%	$2,500,467	11.7%	—%
Interest checking	4,554,922	21.2	2.55	4,486,444	21.0	2.89
Savings	714,755	3.4	0.22	718,560	3.4	0.23
Money market	4,094,788	19.1	2.16	4,111,714	19.2	2.22
Time deposits	9,584,918	44.7	4.37	9,556,785	44.7	4.58
Total	$21,438,777	100%	2.92%	$21,373,970	100%	3.09%

Borrowings - Borrowings were $2,863,675,000 as of December 31, 2024 a decrease from $3,267,589,000 as of September 30, 2024 as a result of repayments. The weighted average rate for borrowings was 3.62% as of December 31, 2024 and 3.93% at September 30, 2024.

Shareholders' equity - The Company’s shareholders' equity at December 31, 2024 was $3,021,636,000, or 10.91% of total assets. This is an increase of $21,336,000 from September 30, 2024 when shareholders' equity was $3,000,300,000, or 10.69% of total assets. The Company’s shareholders' equity was impacted in the three months ended December 31, 2024 by net income of $47,267,000, the payment of $20,923,000 in common stock dividends, payment of $3,656,000 in preferred stock dividends, treasury stock purchases of $3,410,000, as well as changes in other comprehensive income of $2,498,000.

RESULTS OF OPERATIONS

Net Income - The Company recorded net income of $47,267,000 for the three months ended December 31, 2024 compared to $58,453,000 for the prior year quarter. The changes are due to the factors described below.
Net Interest Income - For the three months ended December 31, 2024, net interest income was $155,431,000, which is $3,194,000 lower than the same quarter of the prior year. Net interest margin was 2.39% for the quarter ended December 31, 2024 compared to 2.91% for the quarter ended December 31, 2023. The decrease in net interest income compared to the December 31, 2023 quarter is largely due to greater growth in interest-bearing liabilities than in interest-earning assets. As a result of the Merger, average interest-earning assets increased by 23.75% from the same quarter last year while average interest-bearing liabilities increased by 27.56%. Additionally, average rate earned on interest-earning assets decreased by 16 basis points to 5.31% while the average rate paid on interest-bearing liabilities increased by 32 basis points to 3.48%.

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

WAFD, INC. AND SUBSIDIARIES
Rate / Volume Analysis:

	Comparison of Three Months Ended 12/31/2024 and 12/31/2023
($ in thousands)	Volume	Rate	Total
Interest income:
Loans receivable	$47,421	$(6,616)	$40,805
Mortgage-backed securities	5,151	1,920	7,071
Investments (1)	13,683	(3,288)	10,395
All interest-earning assets	66,255	(7,984)	58,271
Interest expense:
Customer accounts	45,417	20,062	65,479
Borrowings	(7,852)	(2,550)	(10,402)
All interest-bearing liabilities	37,565	17,512	55,077
Change in net interest income	$28,690	$(25,496)	$3,194
___________________
(1)Includes interest on cash equivalents and dividends on FHLB stock.
Provision for Credit Losses - The Company recorded no provision for credit losses both the three months ended December 31, 2024 and the three months ended December 31, 2023. The lack of provision in the three months ended December 31, 2024 was primarily due to a stable loan receivable balance and stable credit performance. The increase in overall ACL was offset by the equal decrease in the reserve for unfunded commitments. Net charge-offs totaled $231,000 for the three months ended December 31, 2024, compared to net recoveries of $113,000 during the three months ended December 31, 2023.

Non-Interest Income - The three months ended December 31, 2024 results include total non-interest income of $15,702,000 compared to $14,167,000 for the same period one year ago, a $1,535,000 increase. The increase is primarily due to income growth of WaFd Insurance, the Company's insurance subsidiary as well as increases in overall fee income as a result of the Merger.

Non-Interest Expense - Total other expense was $111,311,000 for the three months ended December 31, 2024, an increase of $14,771,000 from $96,540,000 for the prior year quarter, largely as the result of being a larger organization post-Merger, driving increased occupancy and compensation costs. Related to this, other non-interest expenses for the quarter included $2,755,000 of intangible amortization costs arising from the recognition of a Core Deposit Intangible in Merger accounting. In addition, the quarter included a $5,400,000 restructuring charge arising from management's decision to exit the single family mortgage lending market. These increases were offset by a reduction in FDIC premiums of $1,720,000. Total non-interest expense for the three months ended December 31, 2024 and December 31, 2023 equaled 1.62% and 1.73%, respectively, of average assets.

Gain (Loss) on Real Estate Owned - Results for the three months ended December 31, 2024 include a net gain on REO of $429,000, compared to a net gain of $1,826,000 for the prior year quarter. The gains during both periods were due to property sales.

Income Tax Expense - Income tax expense totaled $12,984,000 for the three months ended December 31, 2024, compared to $13,237,000 for the prior year quarter. The effective tax rate was 21.55% and 18.46% for the three months ended December 31, 2024 and December 31, 2023, respectively. The Company’s effective tax rate varies from the statutory rate mainly due to state taxes, tax-exempt income, tax-credit investments miscellaneous non-deductible expenses and discrete tax adjustments for prior periods.

We account for our portfolio of LIHTC investments under the proportional amortization method. The tax benefits from pass-through tax credits and losses from our LIHTC investments are included in our estimate of income tax liability for the year, and therefore reflected in the Income Tax Expense line of the income statement. We currently estimate that the total amount of tax benefits that will be recognized during this fiscal year is about $19.7 million.

The amortization of LIHTC investments is a component of our income tax expense and therefore also reflected in the Income Tax Expense line. We expect the total amount of amortization expense that will be recognized during this fiscal year is about $16.1 million.

WAFD, INC. AND SUBSIDIARIES

Item 3.                Quantitative and Qualitative Disclosures About Market Risk
Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2024. For a complete discussion of the Company’s quantitative and qualitative market risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2024 Form 10-K.

PART I – Financial Information

Item 4.                Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the Company's Annual Report on Form 10-K for the year ended September 30, 2024. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report.

Our “Needs to Improve” rating under the Community Reinvestment Act (“CRA”) may restrict our operations and limit our ability to pursue certain strategic opportunities.

On December 27, 2024, the Bank received an overall CRA rating from the FDIC of “Needs to Improve” for the period covering June 3, 2020 to March 26, 2024. Based on its performance on the individual components of the CRA tests, the Bank received a “High Satisfactory” rating on both the Investment Test and the Service Test and a “Needs to Improve” rating on the Lending Test, which resulted in the overall “Needs to Improve” rating. The Bank disagrees with the overall CRA rating and intends to appeal. If our appeal is unsuccessful in changing the overall CRA rating, having a “Needs to Improve” rating will result in restrictions on certain expansionary activity, including mergers and acquisitions and the establishment and relocation of bank branches. This rating will also result in a loss of expedited processing of applications to undertake certain activities. It could also have an impact on our relationships with certain states, counties, municipalities or other public agencies to the extent applicable law, regulation or policy limits, restricts or influences whether such entity may do business with a company that has a below “Satisfactory” rating and, in general, could negatively affect our reputation, business, financial condition and results of operations. These restrictions, among others, will remain in place at least until the Bank’s next CRA rating is publicly released by the FDIC following a subsequent CRA examination which is likely to occur in 2026. As a result of these limitations and conditions, we may be unable or may fail to pursue, evaluate or complete transactions that might have been strategically or competitively significant.

Changes in our business operations and divestitures of lines of business may not be successful, resulting in a negative impact on our operating results and financial condition.

In January 2025, we made a significant shift in focus in our business model and announced that WaFd Bank would be exiting the single-family mortgage lending market. We made this determination for several reasons: first because home loans are seen as a commodity, with nearly 70% of originations sold to US government sponsored enterprises like Freddie Mac and Fannie Mae, which has caused our profitability to decrease and credit risk to increase, and second, because technology has made it easy for consumers to refinance, increasing our interest rate risk. While we have estimated annual expense savings of approximately $17 million from our exit from the single-family mortgage business, this change involves a number of risks, including significant costs and expenses (including a $5.4 million restructuring charge), the potential loss of customer relationships, a loss of community goodwill and a decrease in revenues and earnings. Exiting this business could impact future earnings if we are unable to offset the loss of revenue associated with the single-family mortgage business against the anticipated expense savings. In addition, the shift in business focus will require varying levels of management resources, which may divert our attention from other business operations. If we are unable to realize the expected benefits of these types of changes in our business operations, our consolidated financial position, results of operations and cash flows could be negatively impacted.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases of Common Stock made by or on behalf of the Company of the Company’s common stock during the three months ended December 31, 2024 under the Company's stock repurchase plan.

WAFD, INC. AND SUBSIDIARIES

Period	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2024 to October 31, 2024	563	$35.14	—	11,501,005
November 1, 2024 to November 30, 2024	88,965	34.13	—	11,501,005
December 1, 2024 to December 31, 2024	—	—	—	11,501,005
Total	89,528	$34.14	—	11,501,005
(1)The Company's stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 86,956,264 shares have been authorized for repurchase. This includes the 10,000,000 additional shares authorized by the Board of Directors on May 14, 2024.
(2)Shares purchased outside the publicly announced stock repurchase program consist of cancellation of shares to be issued upon vesting of restricted stock awards and upon exercise of stock options to pay for withholding taxes.

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

Item 3.                Defaults Upon Senior Securities
Not applicable

Item 4.                Mine Safety Disclosures
Not applicable

Item 5.                Other Information
Trading Arrangements - During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

WAFD, INC. AND SUBSIDIARIES
Item 6.                Exhibits

(a)	Exhibits

	31.1	Section 302 Certification by the Chief Executive Officer *
	31.2	Section 302 Certification by the Chief Financial Officer *
	32	Section 1350 Certification by the Chief Executive Officer and Chief Financial Officer **
	101.INS	XBRL Instance Document *
	101.SCH	XBRL Taxonomy Extension Schema Document *
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *
* Filed herewith ** Furnished herewith

WAFD, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 4, 2025	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL Vice Chair, President & Chief Executive Officer
(Principal Executive Officer)

February 4, 2025	/S/ KELLI J. HOLZ
KELLI J. HOLZ Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

February 4, 2025	/S/ BLAYNE A. SANDEN
BLAYNE A. SANDEN Senior Vice President and Principal Accounting Officer
(Principal Accounting Officer)