Form 10-Q
period 2025-03-31
WAFD INC
filed 2025-05-02
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

The registrant had outstanding 80,158,253 shares of common stock as of April 30, 2025.

WAFD, INC. AND SUBSIDIARIES

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	March 31, 2025	September 30, 2024
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$1,231,461	$2,381,102
Available-for-sale securities, at fair value	3,142,763	2,572,709
Held-to-maturity securities, at amortized cost	526,502	436,972
Loans receivable, net of allowance for loan losses of $202,709 and $203,753	20,920,001	20,916,354
Interest receivable	101,778	102,827
Premises and equipment, net	250,896	247,901
Real estate owned	7,688	4,567
FHLB stock	133,964	95,617
Bank owned life insurance	271,321	267,633
Intangible assets, including goodwill of $414,723 and $411,360	446,660	448,425
Federal and state income tax assets, net	122,739	119,248
Other assets	488,864	466,975
	$27,644,637	$28,060,330
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$11,853,984	$11,817,185
Time deposit accounts	9,573,442	9,556,785
	21,427,426	21,373,970
Borrowings	2,763,758	3,267,589
Junior subordinated debentures	51,180	50,718
Advance payments by borrowers for taxes and insurance	44,496	61,330
Accrued expenses and other liabilities	325,157	306,423
	24,612,017	25,060,030
Commitments and contingencies (see Note I)
Shareholders’ equity
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 300,000 and 300,000 shares issued; 300,000 and 300,000 shares outstanding	300,000	300,000
Common stock, $1.00 par value, 300,000,000 shares authorized; 154,355,059 and 154,007,429 shares issued; 80,758,674 and 81,220,269 shares outstanding	154,355	154,007
Additional paid-in capital	2,158,037	2,150,675
Accumulated other comprehensive income (loss), net of taxes	51,404	55,851
Treasury stock, at cost; 73,596,385 and 72,787,160 shares	(1,663,739)	(1,639,131)
Retained earnings	2,032,563	1,978,898
	3,032,620	3,000,300
	$27,644,637	$28,060,330

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
	(In thousands, except share data)		(In thousands, except share data)
INTEREST INCOME
Loans receivable	$282,077	$274,341	$568,674	$520,133
Mortgage-backed securities	23,926	12,905	42,263	24,171
Investment securities and cash equivalents	30,081	31,580	70,264	61,368
	336,084	318,826	681,201	605,672
INTEREST EXPENSE
Customer accounts	151,948	116,164	314,098	212,835
Borrowings, senior debt and junior subordinated debentures	23,226	44,065	50,762	82,003
	175,174	160,229	364,860	294,838
Net interest income	160,910	158,597	316,341	310,834
Provision for credit losses	2,750	16,000	2,750	16,000
Net interest income after provision	158,160	142,597	313,591	294,834

NON-INTEREST INCOME
Gain on sale of investment securities	—	90	20	171
Gain on termination of hedging derivatives	65	6	70	115
Loan fee income	1,812	550	3,157	1,394
Deposit fee income	7,057	6,698	14,103	13,500
Other income	9,947	6,048	17,233	12,379
Total non-interest income	18,881	13,392	34,583	27,559

NON-INTEREST EXPENSE
Compensation and benefits	52,710	73,155	112,637	122,996
Occupancy	11,499	10,918	22,287	20,289
FDIC insurance premiums	5,800	7,900	10,650	14,470
Product delivery	6,907	5,581	12,692	11,590
Information technology	14,481	12,883	28,673	25,749
Other expense	13,435	23,275	29,204	35,158
Total non-interest expense	104,832	133,712	216,143	230,252
Gain on real estate owned, net	(199)	(1,315)	230	511
Income before income taxes	72,010	20,962	132,261	92,652
Income tax expense	15,758	5,074	28,742	18,311
Net income	56,252	15,888	103,519	74,341
Dividends on preferred stock	3,656	3,656	7,312	7,312
Net income available to common shareholders	$52,596	$12,232	$96,207	$67,029

PER SHARE DATA
Basic earnings per common share	$0.65	$0.17	$1.19	$1.00
Diluted earnings per common share	0.65	0.17	1.18	1.00
Dividends paid on common stock per share	0.27	0.26	0.53	0.51
Basic weighted average shares outstanding	81,061,206	70,129,072	81,178,997	67,197,352
Diluted weighted average shares outstanding	81,105,536	70,164,558	81,278,102	67,225,099
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net income	$56,252	$15,888
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $(5,795) and $514	18,760	(1,730)
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $0 and $(21)	—	69
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	18,760	(1,661)

Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $4,312 and $(4,160)	(13,958)	6,582
Reclassification adjustment of net (gain) loss included in net income during the period from hedging derivatives, net of tax of $2,085 and $0	(6,751)	—
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	(20,709)	6,582

Other comprehensive income (loss)	(1,949)	4,921
Comprehensive income	$54,303	$20,809

	Six Months Ended March 31,
	2025	2024
	(In thousands)
Net income	$103,519	$74,341
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $(2) and $(8,780)	6	29,546
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $76 and $(40)	(246)	132
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	(240)	29,678

Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $(785) and $5,121	2,540	(24,664)
Reclassification adjustment of net (gain) loss included in net income during the period from hedging derivatives, net of tax of $2,084 and $0	(6,747)	—
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	(4,207)	(24,664)

Other comprehensive income (loss)	(4,447)	5,014
Comprehensive income	$99,072	$79,355
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2025	$300,000	$154,248	$2,154,929	$2,001,586	$53,353	$(1,642,480)	$3,021,636
Net income	—	—	—	56,252	—	—	56,252
Other comprehensive loss	—	—	—	—	(1,949)	—	(1,949)
Dividends on common stock ($0.27 per share)	—	—	—	(21,619)	—	—	(21,619)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Proceeds from stock issuances	—	26	692	—	—	—	718
Stock-based compensation expense	—	81	2,416	—	—	82	2,579
Treasury stock purchased	—	—	—	—	—	(21,341)	(21,341)
Balance at March 31, 2025	$300,000	$154,355	$2,158,037	$2,032,563	$51,404	$(1,663,739)	$3,032,620

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2024	$300,000	$136,679	$1,691,102	$1,906,557	$47,014	$(1,629,348)	$2,452,004
Net income	—	—	—	15,888	—	—	15,888
Other comprehensive income	—	—	—	—	4,921	—	4,921
Dividends on common stock ($0.26 per share)	—	—	—	(16,484)	—	—	(16,484)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Stock issued in merger	—	17,089	448,415	—	—	—	465,504
Proceeds from stock issuances	—	40	1,042	—	—	—	1,082
Stock-based compensation expense	—	27	2,784	—	—	74	2,885
Treasury stock purchased	—	—	—	—	—	(238)	(238)
Balance at March 31, 2024	$300,000	$153,835	$2,143,343	$1,902,305	$51,935	$(1,629,512)	$2,921,906

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2024	$300,000	$154,007	$2,150,675	$1,978,898	$55,851	$(1,639,131)	$3,000,300
Net income	—	—	—	103,519	—	—	103,519
Other comprehensive loss	—	—	—	—	(4,447)	—	(4,447)
Dividends on common stock ($0.53 per share)	—	—	—	(42,541)	—	—	(42,541)
Dividends on preferred stock ($24.3750 per share)	—	—	—	(7,313)	—	—	(7,313)
Proceeds from stock issuances	—	115	3,308	—	—	—	3,423
Stock-based compensation expense	—	233	4,054	—	—	143	4,430
Treasury stock purchased	—	—	—	—	—	(24,751)	(24,751)
Balance at March 31, 2025	$300,000	$154,355	$2,158,037	$2,032,563	$51,404	$(1,663,739)	$3,032,620

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2023	$300,000	$136,467	$1,687,634	$1,867,749	$46,921	$(1,612,345)	$2,426,426
Net income	—	—	—	74,341	—	—	74,341
Other comprehensive income	—	—	—	—	5,014	—	5,014
Dividends on common stock ($0.51 per share)	—	—	—	(32,472)	—	—	(32,472)
Dividends on preferred stock ($24.3750 per share)	—	—	—	(7,313)	—	—	(7,313)
Stock issued in merger	—	17,089	448,415		—		465,504
Proceeds from stock issuances	—	95	2,435	—	—	—	2,530
Stock-based compensation expense	—	184	4,859	—	—	137	5,180
Treasury stock purchased	—	—	—	—	—	(17,304)	(17,304)
Balance at March 31, 2024	$300,000	$153,835	$2,143,343	$1,902,305	$51,935	$(1,629,512)	$2,921,906

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2025	2024
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$103,519	$74,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	24,479	205,721
Stock-based compensation expense	4,430	5,180
Provision (release) for credit losses	2,750	16,000
Loss (gain) on sale of investment securities	(20)	(171)
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(601)	(2,567)
Impairment loss on premises and equipment	35	—
Decrease (increase) in accrued interest receivable	1,049	(2,784)
Decrease (increase) in federal and state income tax receivable	(2,118)	(9,213)
Decrease (increase) in cash surrender value of bank owned life insurance	(3,688)	(3,343)
Decrease (increase) in other assets	(12,713)	44,394
Increase (decrease) in accrued expenses and other liabilities	4,443	(48,096)
Net cash provided by (used in) operating activities	121,565	279,462
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	117,160	(328,829)
Loans purchased	(137,564)	—
FHLB stock purchased	(242,203)	(312,810)
FHLB stock redeemed	203,857	350,475
Available-for-sale securities purchased	(809,552)	(214,707)
Principal payments and maturities of available-for-sale securities	239,903	150,666
Proceeds from sales of available-for-sale securities	797	176,402
Held-to-maturity securities purchased	(114,182)	(47,670)
Principal payments and maturities of held-to-maturity securities	24,619	15,800
Proceeds from sales of real estate owned	2,865	6,271
Equity method investments purchased	(3,575)	(1,097)
Net cash received (paid) in business combinations	(360)	625,773
Proceeds from sales of premises and equipment	1,689	1,341
Premises and equipment purchased and REO improvements	(12,000)	(12,623)
Net cash provided by (used in) investing activities	(728,546)	408,992
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	53,456	(368,952)
Proceeds from borrowings	5,368,400	11,387,889
Repayments of borrowings	(5,876,500)	(11,124,509)
Proceeds from stock-based awards	2,951	1,972
Dividends paid on common stock	(42,541)	(32,472)
Dividends paid on preferred stock	(7,313)	(7,314)
Proceeds from employee stock purchase	472	558
Treasury stock purchased	(24,751)	(17,304)
Increase (decrease) in advances payments by borrowers for taxes and insurance	(16,834)	(3,200)
Net cash provided by (used in) financing activities	(542,660)	(163,332)
Increase (decrease) in cash and cash equivalents	(1,149,641)	525,122
Cash, cash equivalents and restricted cash at beginning of period	2,381,102	980,649
Cash, cash equivalents and restricted cash at end of period	$1,231,461	$1,505,771
(CONTINUED)
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2025	2024
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$5,095	$—
Non-cash financing activities
Preferred stock dividend payable	3,656	3,656
Cash paid (received) during the period for
Interest	406,332	311,021
Income tax	23,106	11,066
The following summarizes the non-cash activities related to acquisitions
Fair value of assets and intangibles acquired, including goodwill	$—	$7,676,343
Fair value of liabilities assumed	—	(7,316,675)
Net fair value of assets (liabilities)	$—	$359,668

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

The Company is headquartered in Seattle, Washington. The Bank conducts its activities through a network of 209 bank branches located in Washington, Oregon, Idaho, Utah, Arizona, Nevada, New Mexico, California and Texas.

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

On February 29, 2024, WaFd, Inc. closed its previously announced merger with Luther Burbank Corporation ("Luther Burbank" or "LBC"), a California corporation, on March 1, 2024 (the "Merger Date"). Pursuant to the Merger Agreement, at the Effective Time Luther Burbank merged with and into the Company (the “Corporate Merger”), with the Company surviving the Corporate Merger. Promptly following the Corporate Merger, Luther Burbank’s wholly-owned bank subsidiary, Luther Burbank Savings, merged with and into WaFd Bank with WaFd Bank as the surviving institution (the “Bank Merger”). The Corporate Merger and the Bank Merger are collectively referred to in this Quarterly Report on Form 10-Q as the “Merger.” As a result of the Merger, the Company's financial results as of March 31, 2025 are not directly comparable to the results of periods prior to the Merger Date.

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

Restricted Cash Balances - The Company was not required to maintain cash reserve balances with the Federal Reserve Bank as of March 31, 2025. As of March 31, 2025 and September 30, 2024, the Company held counterparty cash collateral of $171,300,000 and $168,200,000, respectively, related to derivative contracts.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Equity Securities - The Company records equity securities within Other assets in its Consolidated Statements of Financial Condition. These equity investments are accounted for under different methods.

•Low-income housing tax credit ("LIHTC") investments are accounted for under the proportional amortization method. Under this method, the initial book value (gross commitment amount) of the investment is amortized over time in proportion to the projected tax benefits to be received. This amortization is a component of income tax expense. See Note I for more information about the Company's LIHTC investments.
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
•Equity investments in qualified real estate funds can use the net asset value ("NAV") expedient for fair value measurement. Under this method, the NAV is determined by the fund as fair value for the investment. At March 31, 2025, equity investments held by the Company and recorded at NAV had a carrying amount of $34,919,798 and a remaining unfunded commitment of $15,119,262. These NAV based investments cannot be transferred without consent and we do not have redemption rights. Equity investments measured at NAV are not classified in the fair value hierarchy.

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
As a result of the Merger, the Company recorded $107,890,000 in goodwill and $37,022,000 in core deposit intangible assets. Additional information on the Merger and purchase price allocation is provided in Note B "Business Combination". The core deposit intangible asset value was determined by an analysis of the cost differential between the core deposits acquired, inclusive of estimated servicing costs, and alternative funding sources for those deposits. The core deposit intangible asset recorded is amortized on an accelerated basis over 6 years. Apart from the impacts of the Merger, the Company might experience minor increases in intangibles due to acquisitions carried out by its subsidiary, WAFD Insurance Group, Inc.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below provides detail regarding the Company's intangible assets.

	Goodwill	Core Deposit and Other Intangibles	Total
	(In thousands)
Balance at September 30, 2024	$411,360	$37,065	$448,425
Additions	3,363	180	3,543
Amortization	—	(2,755)	(2,755)
Balance at December 31, 2024	414,723	34,490	449,213
Additions	—	—	—
Amortization	—	(2,553)	(2,553)
Balance at March 31, 2025	$414,723	$31,937	$446,660

The table below presents the estimated future amortization expense of other intangibles for the next five years as of March 31, 2025.

Fiscal Year	Expected Expense
(In thousands)
2025	$4,568
2026	7,332
2027	5,582
2028	5,220
2029	5,127
Thereafter	4,108
Total Intangibles Assets	$31,937

Subsequent events - The Company has evaluated events and transactions through the date the consolidated financial statements were issued for potential recognition or disclosure and determined that there have been no events or transactions that have occurred that would require disclosure.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. This accounting standards update will require public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. As clarified by the FASB in ASU 2025-01, the amendments of ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and for quarterly reporting beginning after December 15, 2027. Early adoption is permitted. The Company does not expect this ASU to have a material effect on our consolidated financial statements.

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

As of March 31, 2025, the Company has finalized its valuation of all assets acquired and liabilities assumed in connection with the Merger. The Company recorded approximately $107,890,000 of goodwill and $37,022,000 of other intangibles. Goodwill represents the excess of the purchase price over the fair value of the assets acquired net of fair value of liabilities assumed. Information regarding goodwill and the carrying amount and amortization of intangible assets are provided in Note A.

During the three and six months ended March 31, 2025, there were $239,000 in merger-related expenses compared to $25,119,000 and $25,636,000 during the three months and six months ended March 31, 2024, respectively. Merger related expenses are recognized in the periods in which they were incurred.

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Unaudited Pro Forma for the Six Months Ended
March 31, 2024
(in thousands)
Net-interest income	$351,263
Non-interest income	30,238
Net income	120,116

NOTE C – Dividends and Share Repurchases

On March 7, 2025, the Company paid a regular dividend on common stock of $0.27 per share, which represented the 168th consecutive quarterly cash dividend. Dividends per share were $0.27 and $0.26 for the quarters ended March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025, the Company repurchased 726,082 shares at an average price of $29.39. For the six months ended March 31, 2025, the Company repurchased 815,610 at an average price of $30.35. As of March 31, 2025, there are 10,777,898 remaining shares authorized to be repurchased under the current Board approved share repurchase program.

The Company pays a cash dividend, if declared by the Board, of $12.1875 per share on its Series A Preferred Stock quarterly on January 15, April 15, July 15 and October 15. This dividend equals $0.30468750 per depositary share (each dividend, a "Series A Preferred Dividend"). The Company paid a Series A Preferred Dividend on both January 15, 2025 and April 15, 2025.

WAFD, INC. AND SUBSIDIARIES
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

The following table is a summary of loans receivable by loan portfolio segment and class.

	March 31, 2025		September 30, 2024
Gross loans by category	(In thousands)		(In thousands)
Commercial loans
Multi-family	$4,967,125	22.4%	$4,658,119	20.8%
Commercial real estate	3,665,363	16.5	3,757,040	16.8
Commercial & industrial	2,389,025	10.8	2,337,139	10.4
Construction	1,791,886	8.1	2,174,254	9.7
Land - acquisition & development	178,114	0.8	200,713	1.0
Total commercial loans	12,991,513	58.6	13,127,265	58.7
Consumer loans
Single-family residential	8,401,084	37.9	8,399,030	37.6
Construction - custom	287,461	1.3	384,161	1.7
Land - consumer lot loans	102,475	0.5	108,791	0.5
HELOC	284,295	1.3	266,151	1.2
Consumer	91,899	0.4	73,998	0.3
Total consumer loans	9,167,214	41.4	9,232,131	41.3
Total gross loans	22,158,727	100%	22,359,396	100%
Less:
Allowance for credit losses on loans	202,709		203,753
Loans in process	798,996		1,009,798
Net deferred fees, costs and discounts	237,021		229,491
Total loan contra accounts	1,238,726		1,443,042
Net loans	$20,920,001		$20,916,354

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of March 31, 2025, and September 30, 2024, AIR for loans totaled $90,212,000 and $92,362,000, respectively, and is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.

As of March 31, 2025, loans in the amount of $14,164,000 were pledged to secure borrowings and available lines of credit. None of the agencies to which we have pledged loans have the right to sell or re-pledge them.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table sets forth the amortized cost basis of non-accrual loans and loans 90 days or more past due and accruing.

	March 31, 2025			September 30, 2024
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing
Commercial loans
Multi-family	$10,477	$—	$—	$18,743	$—	$—
Commercial real estate	29,320	—	—	26,362	—	—
Commercial & industrial	—	—	—	—	—	1,083
Construction	—	—	—	1,120	—	—
Land - acquisition & development	—	—	—	74	—	—
Total commercial loans	39,797	—	—	46,299	—	1,083
Consumer loans
Single-family residential	18,734	—	—	21,488	—	—
Construction - custom	847	—	—	848	—	—
Land - consumer lot loans	8	—	—	—	—	—
HELOC	300	—	—	596	—	—
Consumer	200	—	—	310	—	—
Total consumer loans	20,089	—	—	23,242	—	—
Total non-accrual loans	$59,886	$—	$—	$69,541	$—	$1,083
% of total loans	0.28%			0.33%

The Company recognized interest income on non-accrual loans of approximately $1,733,000 in the six months ended March 31, 2025 as a result of the collection of past due amounts. If these loans had been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $1,776,000 for the six months ended March 31, 2025. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables provide details regarding loan delinquencies by loan portfolio and class.

March 31, 2025		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$4,867,340	$4,852,120	$12,068	$—	$3,152	$15,220	0.31%
Commercial real estate	3,639,477	3,635,656	942	2,879	—	3,821	0.10
Commercial & industrial	2,384,745	2,384,692	53	—	—	53	—
Construction	1,211,336	1,211,336	—	—	—	—	—
Land - acquisition & development	136,061	136,061	—	—	—	—	—
Total commercial loans	12,238,959	12,219,865	13,063	2,879	3,152	19,094	0.16
Consumer Loans
Single-family residential	8,264,318	8,230,006	12,099	4,047	18,166	34,312	0.42
Construction - custom	137,501	136,653	—	—	848	848	0.62
Land - consumer lot loans	101,784	101,609	168	—	7	175	0.17
HELOC	288,228	285,393	1,820	761	254	2,835	0.98
Consumer	91,920	91,237	277	206	200	683	0.74
Total consumer loans	8,883,751	8,844,898	14,364	5,014	19,475	38,853	0.44
Total Loans	$21,122,710	$21,064,763	$27,427	$7,893	$22,627	$57,947	0.27%
Delinquency %		99.73%	0.13%	0.03%	0.11%	0.27%

September 30, 2024		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$4,556,200	$4,541,527	$—	$4,890	$9,783	$14,673	0.32%
Commercial real estate	3,732,155	3,731,494	89	—	572	661	0.02
Commercial & industrial	2,332,732	2,330,686	—	1,023	1,023	2,046	0.09
Construction	1,424,016	1,421,966	930	—	1,120	2,050	0.14
Land - acquisition & development	160,317	160,243	—	—	74	74	0.05
Total commercial loans	12,205,420	12,185,916	1,019	5,913	12,572	19,504	0.16
Consumer Loans
Single-family residential	8,280,300	8,250,589	3,927	7,540	18,244	29,711	0.36
Construction - custom	182,415	181,567	—	—	848	848	0.46
Land - consumer lot loans	108,060	108,060	—	—	—	—	—
HELOC	269,857	267,347	1,387	577	546	2,510	0.93
Consumer	74,055	73,290	311	144	310	765	1.03
Total consumer loans	8,914,687	8,880,853	5,625	8,261	19,948	33,834	0.38
Total Loans	$21,120,107	$21,066,769	$6,644	$14,174	$32,520	$53,338	0.25%
Delinquency %		99.75%	0.03%	0.07%	0.15%	0.25%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Loans are considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. The following table presents the amortized basis of collateral-dependent loans by loan class and collateral type as of March 31, 2025.

Loan type	Residential Real Estate	Commercial Real Estate
	($ in thousands)
Commercial loans
Multi-Family	$—	$10,477
Commercial Real Estate	—	29,361
Commercial & Industrial	—	—
Construction	—	—
Land - Acquisition & Development	—	—
Total commercial loans	—	39,838
Consumer loans
Single-Family Residential	1,720	—
Construction - Custom	88	—
Land - Consumer Lot Loans	—	—
HELOC	212	—
Consumer	—	—
Total consumer loans	2,020	—
Total Loans	$2,020	$39,838

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

The following tables present the amortized basis of loans that were modified to borrowers experiencing financial difficulty during the three and six month periods ending March 31, 2025 by loan class and modification type. All such modifications during the periods presented were term extensions.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2025			Six Months Ended March 31, 2025
Loan Class	Term Extension	% of Total Loan Class Balance	Wtd. Avg. Term Extension	Term Extension	% of Total Loan Class Balance	Wtd. Avg. Term Extension
	( in thousands)		(in months)	( in thousands)		(in months)
Multi-family	$1,098	0.02%	3	$1,098	0.02%	3
Commercial real estate	5,393	0.15	24	5,393	0.15	24
Commercial & industrial	49,446	2.07	9	51,306	2.15	9
Total commercial loans	55,937	0.46	10	57,797	0.47	10
Single-Family Residential	—	—	0	453	0.01	6
Total consumer loans	—	—		453	0.01
Total Loans	$55,937	0.26%		$58,250	0.28%

	Three Months Ended March 31, 2024			Six Months Ended March 31, 2024
Loan Class	Term Extension	% of Total Loan Class Balance	Wtd. Avg. Term Extension	Term Extension	% of Total Loan Class Balance	Wtd. Avg. Term Extension
	( in thousands)		(in months)	( in thousands)		(in months)
Commercial real estate	—	—	0	93	—	20
Commercial & industrial	42,683	1.87	3	50,730	2.22	3
Construction	13,138	0.81	15	13,138	0.81	15
Total commercial loans	55,821	0.48	6	63,961	0.55	5
Total Loans	$55,821	0.27%		$63,961	0.30%

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts.

None of the loans modified in the twelve months ended March 31, 2025 were past due or defaulted after modification as of March 31, 2025.

The Company evaluates the credit quality of its loans based on regulatory risk ratings and also considers other factors. Based on this evaluation, the loans are assigned a grade and classified as follows:

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

The following tables present by primary credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of March 31, 2025 and September 30, 2024. There were no commercial loans classified as Loss as of either date.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2025	Term Loans Amortized Cost Basis by Origination Year
	YTD 2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$16,598	$91,722	$348,243	$1,658,880	$1,278,564	$1,250,956	$32,629	$—	$4,677,592
Special Mention	—	—	—	51,048	16,775	42,679	—	—	110,502
Substandard	—	—	—	18,633	8,063	50,107	—	—	76,803
Doubtful	—	—	—	—	—	2,443	—	—	2,443
Total	$16,598	$91,722	$348,243	$1,728,561	$1,303,402	$1,346,185	$32,629	$—	$4,867,340

Commercial real estate
Pass	$124,989	$236,925	$237,954	$1,109,391	$668,342	$1,093,962	$34,789	$1,237	$3,507,589
Special Mention	—	—	—	—	1,734	4,744	—	—	6,478
Substandard	—	—	—	4,706	46,667	71,158	—	—	122,531
Doubtful	—	—	—	—	—	2,879	—	—	2,879
Total	$124,989	$236,925	$237,954	$1,114,097	$716,743	$1,172,743	$34,789	$1,237	$3,639,477
Gross Charge-offs	—	—	163	—	928	3,464	—		4,555

Commercial & industrial
Pass	$134,781	$41,162	$141,293	$193,282	$267,640	$243,814	$1,075,144	$69	$2,097,185
Special Mention	5,770	448	—	—	772	90	37,359	—	44,439
Substandard	30,607	2,615	21,534	20,654	1,803	43,592	121,817	499	243,121
Total	$171,158	$44,225	$162,827	$213,936	$270,215	$287,496	$1,234,320	$568	$2,384,745
Gross Charge-offs	202	—	15	—	—	327	—	49	593

Construction
Pass	$41,186	$144,454	$305,458	$437,295	$122,353	$—	$95,511	$—	$1,146,257
Special Mention	—	—	—	4,194	—	—	—	—	4,194
Substandard	1,847	4,583	13,649	23,561	17,245	—	—	—	60,885
Total	$43,033	$149,037	$319,107	$465,050	$139,598	$—	$95,511	$—	$1,211,336

Land - acquisition & development
Pass	$13,932	$20,964	$9,925	$41,600	$36,263	$12,608	$—	$—	$135,292
Substandard	—	433	45	—	—	291	—	—	769
Total	$13,932	$21,397	$9,970	$41,600	$36,263	$12,899	$—	$—	$136,061

Total commercial loans
Pass	$331,486	$535,227	$1,042,873	$3,440,448	$2,373,162	$2,601,340	$1,238,073	$1,306	$11,563,915
Special Mention	5,770	448	—	55,242	19,281	47,513	37,359	—	165,613
Substandard	32,454	7,631	35,228	67,554	73,778	165,148	121,817	499	504,109
Doubtful	—	—	—	—	—	5,322	—	—	5,322
Total	$369,710	$543,306	$1,078,101	$3,563,244	$2,466,221	$2,819,323	$1,397,249	$1,805	$12,238,959
Gross Charge-offs	$202	$—	$178	$—	$928	$3,791	$—	$49	$5,148

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2025	Term Loans Amortized Cost Basis by Origination Year
	YTD 2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$233,030	$348,471	$801,664	$2,225,305	$1,991,466	$2,630,070	$—	$—	$8,230,006
30 days past due	—	716	897	2,461	660	7,365	—	—	12,099
60 days past due	—	—	—	279	2,008	1,760	—	—	4,047
90+ days past due	—	—	813	523	1,296	15,534	—	—	18,166
Total	$233,030	$349,187	$803,374	$2,228,568	$1,995,430	$2,654,729	$—	$—	$8,264,318
Gross Charge-offs	—	—	—	—	—	338	—	—	338

Construction - custom
Current	$11,717	$71,846	$46,829	$5,902	$—	$359	$—	$—	$136,653
90+ days past due	—	—	—	848	—	—	—	—	848
Total	$11,717	$71,846	$46,829	$6,750	$—	$359	$—	$—	$137,501

Land - consumer lot loans
Current	$7,261	$17,103	$12,015	$21,776	$22,553	$20,901	$—	$—	$101,609
30 days past due	—	—	—	168	—	—	—	—	168
90+ days past due	—	—	—	—	—	7	—	—	7
Total	$7,261	$17,103	$12,015	$21,944	$22,553	$20,908	$—	$—	$101,784

HELOC
Current	$—	$—	$—	$—	$—	$4,670	$279,694	$1,029	$285,393
30 days past due	—	—	—	—	—	204	1,592	24	1,820
60 days past due	—	—	—	—	—	164	597	—	761
90+ days past due	—	—	—	—	—	82	172	—	254
Total	$—	$—	$—	$—	$—	$5,120	$282,055	$1,053	$288,228

Consumer
Current	$8,999	$279	$18	$(9)	$9,211	$23,863	$48,876	$—	$91,237
30 days past due	—	—	—	—	—	175	102	—	277
60 days past due	—	—	—	—	—	73	133	—	206
90+ days past due	—	—	—	—	—	45	155	—	200
Total	$8,999	$279	$18	$(9)	$9,211	$24,156	$49,266	$—	$91,920
Gross Charge-offs	—	5	—	—	—	63	670	4	742

Total consumer loans
Current	$261,007	$437,699	$860,526	$2,252,974	$2,023,230	$2,679,863	$328,570	$1,029	$8,844,898
30 days past due	—	716	897	2,629	660	7,744	1,694	24	14,364
60 days past due	—	—	—	279	2,008	1,997	730	—	5,014
90+ days past due	—	—	813	1,371	1,296	15,668	327	—	19,475
Total	$261,007	$438,415	$862,236	$2,257,253	$2,027,194	$2,705,272	$331,321	$1,053	$8,883,751
Gross Charge-offs	$—	$5	$—	$—	$—	$401	$670	$4	$1,080

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2024	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$62,038	$198,790	$1,645,460	$1,203,005	$577,037	$716,573	$56,627	$16,753	$4,476,283
Special Mention	—	—	1,698	2,655	2,572	5,452	—	—	12,377
Substandard	—	—	13,566	5,850	7,059	41,065	—	—	67,540
Total	$62,038	$198,790	$1,660,724	$1,211,510	$586,668	$763,090	$56,627	$16,753	$4,556,200

Commercial real estate
Pass	$216,520	$252,923	$1,086,200	$723,600	$475,313	$797,877	$35,249	$—	$3,587,682
Special Mention	—	—	—	22,216	8,682	9,399	—	—	40,297
Substandard	—	—	8,686	2,260	25,319	67,911	—	—	104,176
Total	$216,520	$252,923	$1,094,886	$748,076	$509,314	$875,187	$35,249	$—	$3,732,155
Gross Charge-offs	—	—	—	—	—	203	—	—	203

Commercial & industrial
Pass	$42,232	$148,059	$231,215	$282,148	$89,219	$156,666	$1,116,283	$41,957	$2,107,779
Special Mention	—	—	—	—	—	—	21,264	—	21,264
Substandard	2,142	19,818	35,717	2,284	13,227	44,870	85,627	4	203,689
Total	$44,374	$167,877	$266,932	$284,432	$102,446	$201,536	$1,223,174	$41,961	$2,332,732
Gross Charge-offs	175	42	10	15	—	7	2,331	31	2,611

Construction
Pass	$146,154	$421,334	$532,310	$233,200	$—	$—	$59,334	$—	$1,392,332
Special Mention	—	—	—	3,221	—	—	—	—	3,221
Substandard	82	8,622	6,060	13,699	—	—	—	—	28,463
Total	$146,236	$429,956	$538,370	$250,120	$—	$—	$59,334	$—	$1,424,016

Land - acquisition & development
Pass	$23,475	$12,976	$56,292	$46,635	$2,774	$17,768	$—	$—	$159,920
Substandard	—	—	—	—	74	323	—	—	397
Total	$23,475	$12,976	$56,292	$46,635	$2,848	$18,091	$—	$—	$160,317
Gross Charge-offs	—	—	—	—	—	149	—	—	149

Total commercial loans
Pass	$490,419	$1,034,082	$3,551,477	$2,488,588	$1,144,343	$1,688,884	$1,267,493	$58,710	$11,723,996
Special Mention	—	—	1,698	28,092	11,254	14,851	21,264	—	77,159
Substandard	2,224	28,440	64,029	24,093	45,679	154,169	85,627	4	404,265
Total	$492,643	$1,062,522	$3,617,204	$2,540,773	$1,201,276	$1,857,904	$1,374,384	$58,714	$12,205,420
Gross Charge-offs	$175	$42	$10	$15	$—	$359	$2,331	$31	$2,963

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2024	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$384,516	$765,673	$2,285,996	$2,061,359	$797,586	$1,955,459	$—	$—	$8,250,589
30 days past due	—	—	375	—	1,063	2,489	—	—	3,927
60 days past due	—	3,237	—	1,199	662	2,442	—	—	7,540
90+ days past due	—	820	3,454	1,339	1,027	11,604	—	—	18,244
Total	$384,516	$769,730	$2,289,825	$2,063,897	$800,338	$1,971,994	$—	$—	$8,280,300
Gross Charge-offs	—	—	13	—	—	131	—	—	144

Construction - custom
Current	$54,649	$108,941	$17,082	$537	$—	$358	$—	$—	$181,567
90+ days past due	—	—	848	—	—	—	—	—	848
Total	$54,649	$108,941	$17,930	$537	$—	$358	$—	$—	$182,415

Land - consumer lot loans
Current	$19,672	$14,809	$26,839	$23,804	$9,223	$13,713	$—	$—	$108,060
Total	$19,672	$14,809	$26,839	$23,804	$9,223	$13,713	$—	$—	$108,060

HELOC
Current	$—	$—	$—	$—	$—	$4,176	$262,055	$1,116	$267,347
30 days past due	—	—	—	—	—	216	1,171	—	1,387
60 days past due	—	—	—	—	—	392	185	—	577
90+ days past due	—	—	—	—	—	8	538	—	546
Total	$—	$—	$—	$—	$—	$4,792	$263,949	$1,116	$269,857

Consumer
Current	$1,515	$33	$(19)	$9,440	$8,000	$18,329	$35,992	$—	$73,290
30 days past due	—	—	—	—	—	92	219	—	311
60 days past due	—	—	—	—	—	—	144	—	144
90+ days past due	—	—	—	—	—	91	219	—	310
Total	$1,515	$33	$(19)	$9,440	$8,000	$18,512	$36,574	$—	$74,055
Gross Charge-offs	—	—	—	—	—	139	379	—	518

Total consumer loans
Current	$460,352	$889,456	$2,329,898	$2,095,140	$814,809	$1,992,035	$298,047	$1,116	$8,880,853
30 days past due	—	—	375	—	1,063	2,797	1,390	—	5,625
60 days past due	—	3,237	—	1,199	662	2,834	329	—	8,261
90+ days past due	—	820	4,302	1,339	1,027	11,703	757	—	19,948
Total	$460,352	$893,513	$2,334,575	$2,097,678	$817,561	$2,009,369	$300,523	$1,116	$8,914,687
Gross Charge-offs	$—	$—	$13	$—	$—	$270	$379	$—	$662

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E – Allowance for Losses on Loans

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A "Summary of Significant Accounting Policies."

The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Three Months Ended March 31, 2025	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$25,997	$—	$—	$559	$26,556
Commercial real estate	37,873	(4,392)	169	4,819	38,469
Commercial & industrial	60,474	(236)	38	(129)	60,147
Construction	20,903	—	—	(1,497)	19,406
Land - acquisition & development	7,221	—	8	(526)	6,703
Total commercial loans	152,468	(4,628)	215	3,226	151,281
Consumer loans
Single-family residential	42,117	(338)	7	(823)	40,963
Construction - custom	1,219	—	—	(143)	1,076
Land - consumer lot loans	2,527	—	—	(112)	2,415
HELOC	3,158	—	—	99	3,257
Consumer	3,033	(477)	158	1,003	3,717
Total consumer loans	52,054	(815)	165	24	51,428
Total ACL - loans	$204,522	$(5,443)	$380	$3,250	$202,709
1Provision & transfer amounts within the table do not include provision recapture from unfunded commitments of $500,000.

Three Months Ended March 31, 2024	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$13,791	$—	$—	$8,188	$21,979
Commercial real estate	29,007	—	—	3,984	32,991
Commercial & industrial	60,836	(65)	32	(1,542)	59,261
Construction	28,863	—	—	(1,546)	27,317
Land - acquisition & development	6,658	—	21	1,186	7,865
Total commercial loans	139,155	(65)	53	10,270	149,413
Consumer loans
Single-family residential	28,556	(131)	55	12,574	41,054
Construction - custom	2,262	—	—	(344)	1,918
Land - consumer lot loans	3,345	—	46	(177)	3,214
HELOC	2,973	—	1	—	2,974
Consumer	3,029	(149)	44	80	3,004
Total consumer loans	40,165	(280)	146	12,133	52,164
Total ACL - Loans	$179,320	$(345)	$199	$22,403	$201,577
1Provision & transfer amounts within the table include the $16,000,000 initial provision related to the non-PCD loans acquired during the quarter and the $7,403,000 PCD ACL amount included in the Merger purchase price allocation but do not include the provision for unfunded commitments of $1,000,000.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Six Months Ended March 31, 2025	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$25,248	$—	$—	$1,308	$26,556
Commercial real estate	39,210	(4,555)	169	3,645	38,469
Commercial & industrial	58,748	(593)	42	1,950	60,147
Construction	22,267	—	—	(2,861)	19,406
Land - acquisition & development	7,900	—	19	(1,216)	6,703
Total commercial loans	153,373	(5,148)	230	2,826	151,281
Consumer loans					—
Single-family residential	40,523	(338)	463	315	40,963
Construction - custom	1,427	—	—	(351)	1,076
Land - consumer lot loans	2,564	—	—	(149)	2,415
HELOC	3,049	—	2	206	3,257
Consumer	2,817	(742)	239	1,403	3,717
Total consumer loans	50,380	(1,080)	704	1,424	51,428
Total ACL - loans	$203,753	$(6,228)	$934	$4,250	$202,709
1Provision & transfer amounts within the table do not include provision recapture from unfunded commitments of $1,500,000.

Six Months Ended March 31, 2024	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$13,155	$—	$—	$8,824	$21,979
Commercial real estate	28,842	—	2	4,147	32,991
Commercial & industrial	58,773	(127)	64	551	59,261
Construction	29,408	—	—	(2,091)	27,317
Land - acquisition & development	7,016	(18)	71	796	7,865
Total commercial loans	137,194	(145)	137	12,227	149,413
Consumer loans
Single-family residential	28,029	(131)	175	12,981	41,054
Construction - custom	2,781	—	—	(863)	1,918
Land - consumer lot loans	3,512	—	55	(353)	3,214
HELOC	2,859	—	2	113	2,974
Consumer	2,832	(362)	236	298	3,004
Total consumer loans	40,013	(493)	468	12,176	52,164
Total ACL - Loans	$177,207	$(638)	$605	$24,403	$201,577
1Provision & transfer amounts within the table include the $16,000,000 initial provision related to the non-PCD loans acquired during the quarter and the $7,403,000 PCD ACL amount included in the Merger purchase price allocation but do not include the recapture on unfunded commitments of $1,000,000.

The Company recorded a $2,750,000 provision for credit losses for the three months ended March 31, 2025, compared with a provision of $16,000,000 for the three months ended March 31, 2024, which represented the initial ACL for the loans obtained in the LBC Merger. The provision in the three months ended March 31, 2025 was primarily due to a stable loan receivable balance offset by net charge-offs taken during quarter. The increase in the overall ACL was offset by the equal decrease in the reserve for unfunded commitments. The Company's provision for credit losses for the six months ended March 31, 2025 and March 31, 2024 were the same as the three month figures as no provision was booked for the first quarter in the six month

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
periods. Net charge-offs totaled $5,063,000 for the three months ended March 31, 2025, compared to $146,000 of net charge-offs during the three months ended March 31, 2024. Net charge-offs totaled $5,294,000 for the six months ended March 31, 2025, compared to $33,000 during the six months ended March 31, 2024.

Non-performing assets were $70,884,000, or 0.26% of total assets, at March 31, 2025, compared to $77,418,000, or 0.28% of total assets, at September 30, 2024. Non-accrual loans were $59,886,000 at March 31, 2025, compared to $69,541,000 at September 30, 2024. Delinquencies, as a percent of total loans, were 0.27% at March 31, 2025, compared to 0.25% at September 30, 2024.

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

The following tables provide the amortized cost of loans receivable based on risk rating categories as previously defined.

March 31, 2025	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$4,677,592	$110,502	$76,803	$2,443	$—	$4,867,340
Commercial real estate	3,507,589	6,478	122,531	2,879	—	3,639,477
Commercial & industrial	2,097,185	44,439	243,121	—	—	2,384,745
Construction	1,146,257	4,194	60,885	—	—	1,211,336
Land - acquisition & development	135,292	—	769	—	—	136,061
Total commercial loans	11,563,915	165,613	504,109	5,322	—	12,238,959
Consumer loans
Single-family residential	8,245,584	—	18,734	—	—	8,264,318
Construction - custom	136,653	—	848	—	—	137,501
Land - consumer lot loans	101,776	—	8	—	—	101,784
HELOC	287,928	—	300	—	—	288,228
Consumer	91,763	—	157	—	—	91,920
Total consumer loans	8,863,704	—	20,047	—	—	8,883,751
Total	$20,427,619	$165,613	$524,156	$5,322	$—	$21,122,710

Total grade as a % of total loans	96.71%	0.78%	2.48%	0.03%	—%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2024	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$4,476,283	$12,377	$67,540	$—	$—	$4,556,200
Commercial real estate	3,587,682	40,297	104,176	—	—	3,732,155
Commercial & industrial	2,107,780	21,264	203,688	—	—	2,332,732
Construction	1,392,332	3,221	28,463	—	—	1,424,016
Land - acquisition & development	159,919	—	398	—	—	160,317
Total commercial loans	11,723,996	77,159	404,265	—	—	12,205,420
Consumer loans
Single-family residential	8,258,812	—	21,488	—	—	8,280,300
Construction - custom	181,567	—	848	—	—	182,415
Land - consumer lot loans	108,060	—	—	—	—	108,060
HELOC	269,261	—	596	—	—	269,857
Consumer	73,824	—	231	—	—	74,055
Total consumer loans	8,891,524	—	23,163	—	—	8,914,687
Total loans	$20,615,520	$77,159	$427,428	$—	$—	$21,120,107

Total grade as a % of total gross loans	97.61%	0.37%	2.02%	—%	—%

The following tables provide information on the amortized cost of loans receivable based on borrower payment activity.

March 31, 2025	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$4,856,863	99.8%	$10,477	0.2%
Commercial real estate	3,610,157	99.2	29,320	0.8
Commercial & industrial	2,384,745	100.0	—	—
Construction	1,211,336	100.0	—	0.0
Land - acquisition & development	136,061	100.0	—	—
Total commercial loans	12,199,162	99.7	39,797	0.3
Consumer loans
Single-family residential	8,245,584	99.8	18,734	0.2
Construction - custom	136,654	99.4	847	0.6
Land - consumer lot loans	101,776	100.0	8	0.0
HELOC	287,928	99.9	300	0.1
Consumer	91,720	99.8	200	0.2
Total consumer loans	8,863,662	99.8	20,089	0.2
Total loans	$21,062,824	99.7%	$59,886	0.3%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2024	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$4,537,457	99.6%	$18,743	0.4%
Commercial real estate	3,705,793	99.3	26,362	0.7
Commercial & industrial	2,332,732	100.0	—	—
Construction	1,422,896	99.9	1,120	0.1
Land - acquisition & development	160,243	100.0	74	—
Total commercial loans	12,159,121	99.6	46,299	0.4
Consumer loans
Single-family residential	8,258,812	99.7	21,488	0.3
Construction - custom	181,567	99.5	848	0.5
Land - consumer lot loans	108,060	100.0	—	—
HELOC	269,261	99.8	596	0.2
Consumer	73,745	99.6	310	0.4
Total consumer loans	8,891,445	99.7	23,242	0.3
Total loans	$21,050,566	99.7%	$69,541	0.3%

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

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$273,755	$—	$273,755
Asset-backed securities	—	533,677	—	533,677
Municipal bonds	—	35,349	—	35,349
Corporate debt securities	—	225,310	—	225,310
Mortgage-backed securities
Agency pass-through certificates	—	2,074,672	—	2,074,672
Total available-for-sale securities	—	3,142,763	—	3,142,763
Client swap program hedges	—	47,257	—	47,257
Commercial loan fair value hedges	—	1,989	—	1,989
Mortgage loan fair value hedges	—	6,876	—	6,876
Borrowings cash flow hedges	—	120,666	—	120,666
Total financial assets	$—	$3,319,551	$—	$3,319,551

Financial Liabilities
Client swap program hedges	$—	$47,816	$—	$47,816
Mortgage backed securities fair value hedges	—	8,682	—	8,682
Total financial liabilities	$—	$56,498	$—	$56,498

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

When management determines that the fair value of the collateral or the REO requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the collateral dependent loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2025 included loans for which an allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at March 31, 2025 and March 31, 2024, and the total gains (losses) resulting from those fair value adjustments during the respective periods. The estimated fair value measurements are shown gross of estimated selling costs.

	March 31, 2025				Three Months Ended March 31, 2025	Six Months Ended March 31, 2025
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans[1]	$—	$—	$9,338	$9,338	$(5,092)	$(5,363)
Real estate owned	—	—	—	—	—	—
Balance at end of period	$—	$—	$9,338	$9,338	$(5,092)	$(5,363)
1The gains (losses) represent re-measurements of collateral-dependent loans.

	March 31, 2024				Three Months Ended March 31, 2024	Six Months Ended March 31, 2024
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans[1]	$—	$—	$781	$781	$(168)	$(325)
Real estate owned	—	—	1,360	1,360	(1,875)	(1,875)
Balance at end of period	$—	$—	$2,141	$2,141	$(2,043)	$(2,200)
1The gains (losses) represent re-measurements of collateral-dependent loans.

At March 31, 2025, there were no foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $2,020,000.
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		March 31, 2025		September 30, 2024
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$1,231,461	$1,231,461	$2,381,102	$2,381,102
Available-for-sale securities
U.S. government and agency securities	2	273,755	273,755	314,204	314,204
Asset-backed securities	2	533,677	533,677	540,125	540,125
Municipal bonds	2	35,349	35,349	35,073	35,073
Corporate debt securities	2	225,310	225,310	296,282	296,282
Mortgage-backed securities
Agency pass-through certificates	2	2,074,672	2,074,672	1,387,025	1,387,025
Total available-for-sale securities		3,142,763	3,142,763	2,572,709	2,572,709
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	526,502	484,592	436,972	401,046
Total held-to-maturity securities		526,502	484,592	436,972	401,046

Loans receivable	3	20,920,001	20,250,350	20,916,354	20,269,059
FHLB stock	2	133,964	133,964	95,617	95,617
Other assets - client swap program hedges	2	47,257	47,257	46,758	46,758
Other assets - commercial fair value loan hedges	2	1,989	1,989	1,595	1,595
Other assets - mortgage loan fair value hedges	2	6,876	6,876	—	—
Other assets - borrowings cash flow hedges	2	120,666	120,666	117,271	117,271

Financial liabilities
Time deposits	2	9,573,442	9,558,092	9,556,785	9,787,187
Borrowings	2	2,763,758	2,763,048	3,267,589	3,276,122
Junior subordinated debentures	3	51,180	51,167	50,718	50,240
Other liabilities - client swap program hedges	2	47,816	47,816	47,388	47,388
Other liabilities - mortgage loan fair value hedges	2	—	—	667	667
Other liabilities - mortgage backed securities fair value hedges	2	8,682	8,682	—	—

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables provide details about the amortized cost and fair value of available-for-sale and held-to-maturity securities.

	March 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$—	$—	$—	$—	—%
1 to 5 years	3,822	1	(88)	3,735	2.65
5 to 10 years	184,822	869	(1)	185,690	4.96
Over 10 years	84,358	432	(460)	84,330	5.48
Asset-backed securities
1 to 5 years	10,898	—	(385)	10,513	5.10
5 to 10 years	6,703	—	—	6,703	5.25
Over 10 years	517,134	1,243	(1,916)	516,461	5.31
Corporate debt securities due
Within 1 year	44,998	8	(16)	44,990	4.61
1 to 5 years	30,482	137	—	30,619	5.75
5 to 10 years	161,433	315	(12,047)	149,701	4.57
Municipal bonds due
5 to 10 years	5,674	—	(451)	5,223	3.00
Over 10 years	29,774	570	(218)	30,126	5.85
Mortgage-backed securities
Agency pass-through certificates	2,107,148	17,189	(49,665)	2,074,672	3.69
	3,187,246	20,764	(65,247)	3,142,763	4.18
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	526,502	982	(42,892)	484,592	3.58
	526,502	982	(42,892)	484,592	3.58
	$3,713,748	$21,746	$(108,139)	$3,627,355	4.02%

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

The Company purchased $809,552,000 of AFS investment securities during the six months ended March 31, 2025 and purchased $214,707,000 of AFS securities during the six months ended March 31, 2024. Sales of AFS securities totaled $797,000 during the six months ended March 31, 2025 compared to $176,402,000 during the prior year's same period. The Company sold approximately $171,000,000 of AFS securities obtained in the Merger during the six months ended March 31, 2024 to rebalance the overall portfolio. Realized gains and losses from the sales were included in purchase accounting adjustments to reflect the acquisition date fair value as they took place close to the Merger date.

For HTM investment securities, there were $114,182,000 in purchases during the six months ended March 31, 2025 and $47,670,000 in purchases during the six months ended March 31, 2024. There were no sales of HTM investment securities during the six months ended March 31, 2025 or March 31, 2024. Substantially all of the agency mortgage-backed securities have contractual due dates that exceed 25 years.

The Company elected to exclude AIR from the amortized cost basis of debt securities disclosed throughout this footnote. For AFS securities, AIR totaled $9,995,000 and $9,311,000 as of March 31, 2025 and September 30, 2024, respectively. For HTM debt securities, AIR totaled $1,571,000 and $1,154,000 as of March 31, 2025 and September 30, 2024, respectively. AIR for

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
securities is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.
The following tables show the gross unrealized losses and fair value of securities as of March 31, 2025 and September 30, 2024, by length of time that individual securities in each category have been in a continuous loss position. There were 205 and 209 securities with an unrealized loss as of March 31, 2025 and September 30, 2024, respectively.

March 31, 2025	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(229)	$19,771	$(11,834)	$119,597	$(12,063)	$139,368
Municipal bonds	—	—	(669)	14,779	(669)	14,779
U.S. government and agency securities	—	—	—	—	—	—
Asset-backed securities	(694)	87,482	(2,156)	196,342	(2,850)	283,824
Mortgage-backed securities	(663)	146,416	(49,002)	621,574	(49,665)	767,990
	(1,586)	253,669	(63,661)	952,292	(65,247)	1,205,961
Held-to-maturity securities
Mortgage-backed securities	(9)	34,152	(42,883)	324,360	(42,892)	358,512
	$(1,595)	$287,821	$(106,544)	$1,276,652	$(108,139)	$1,564,473

September 30, 2024	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$—	$—	$(10,993)	$146,060	$(10,993)	$146,060
Municipal bonds due	(15)	19,985	(394)	15,088	(409)	35,073
U.S. government and agency securities	—	—	—	—	—	—
Asset-backed securities	(249)	116,173	(2,373)	235,846	(2,622)	352,019
Mortgage-backed securities	(165)	103,283	(40,510)	728,968	(40,675)	832,251
	(429)	239,441	(54,270)	1,125,962	(54,699)	1,365,403
Held-to-maturity securities
Mortgage-backed securities	—	—	(36,839)	348,573	(36,839)	348,573
	$(429)	$239,441	$(91,109)	$1,474,535	$(91,538)	$1,713,976

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2025 or September 30, 2024. The Company does not consider HTM investments to have any credit impairment.

The Company does not believe that the AFS debt securities that were in an unrealized loss position have any credit loss impairment as of March 31, 2025 or September 30, 2024. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. AFS debt securities issued by U.S.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

NOTE G – Derivatives and Hedging Activities

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at March 31, 2025 and September 30, 2024.

March 31, 2025	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$1,027,728	$47,257	Other liabilities	$1,027,728	$47,816
Commercial loan fair value hedges	Other assets	34,341	1,989	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	1,570,000	6,876	Other liabilities		—
Mortgage backed securities fair value hedges	Other assets	—	—	Other liabilities	400,000	8,682
Borrowings cash flow hedges	Other assets	900,000	120,666	Other liabilities	—	—
		$3,532,069	$176,788		$1,427,728	$56,498

September 30, 2024	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$1,044,512	$46,758	Other liabilities	$1,044,512	$47,388
Commercial loan fair value hedges	Other assets	37,042	1,595	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	—	—	Other liabilities	2,570,000	667
Borrowings cash flow hedges	Other assets	900,000	117,271	Other liabilities	—	—
		$1,981,554	$165,624		$3,614,512	$48,055

The Company enters into interest rate swaps to hedge interest rate risk. These arrangements include hedges of individual fixed rate commercial loans and also hedges of a specified portion of pools of prepayable fixed rate mortgage loans and mortgage backed securities under the "portfolio layer" method. These relationships qualify as fair value hedges under FASB ASC 815, Derivatives and Hedging ("ASC 815"), which provides for offsetting of the recognition of gains and losses of the respective interest rate swap and the hedged items. Gains and losses on interest rate swaps designated in these hedge relationships, along with the offsetting gains and losses on the hedged items attributable to the hedged risk, are recognized in current earnings within the same income statement line item.

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following tables present the impact of fair value hedge accounting on the carrying value of the hedged items at March 31, 2025 and September 30, 2024.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	March 31, 2025
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$5,674,948	$(7,814)
Available-for-sale securities, at fair value (3)	$590,587	$8,901
	$6,265,535	$1,087

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are a portfolio layer expected to be remaining at the end of the hedging relationships. At March 31, 2025, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $5,642,530,000, the cumulative basis adjustment associated with the hedging relationships was $(5,937,000), and the amount of the designated hedged items was $1,570,000,000.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At March 31, 2025, the amortized cost basis of the hedged commercial loans was $32,418,000 and the cumulative basis adjustment associated with the hedging relationships was $(1,877,000).

(3) Includes the fair value basis of mortgage backed securities designated in fair value hedging relationships. At March 31, 2025, the fair value of the hedged mortgage based securities was $590,587,000, the cumulative basis adjustment associated with the hedging relationships was $8,901,000, and the amount of the designated hedged items was $400,000,000.

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

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. As of March 31, 2025, the maturities for hedges of adjustable rate borrowings ranged from one year to five years, with the weighted average being 4.6 years.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the impact of derivative instruments (cash flow hedges on borrowings) on AOCI for the periods presented.

(In thousands)	Three Months Ended March 31,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2025	2024
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$(18,270)	$10,742
Reclassification adjustment of net (gain)/loss included in net income	65	—
Total pre-tax gain/(loss) recognized in AOCI	$(18,205)	$10,742

(In thousands)	Six Months Ended March 31,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2025	2024
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$3,325	$(29,785)
Reclassification adjustment of net (gain)/loss included in net income	70	—
Total pre-tax gain/(loss) recognized in AOCI	$3,395	$(29,785)

The following tables present the gain (loss) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the periods presented.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Interest income on loans receivable	Interest on Mortgage-backed securities	Interest expense on FHLB advances	Interest income on loans receivable	Interest on Mortgage-backed securities	Interest expense on FHLB advances
	(In thousands)			(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$282,077	$23,926	$(23,226)	$274,341	$12,905	$(44,065)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$4,988	$116		$8,517	$—
Recognized on derivatives	(20,773)	$(8,682)		15,515	—
Recognized on hedged items	19,616	8,901		(16,385)	—
Net income/(expense) recognized on fair value hedges	$3,831	$335		$7,647	$—

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives			$8,573			$11,714
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense			—			—
Net income/(expense) recognized on cash flow hedges			$8,573			$11,714

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended March 31, 2025			Six Months Ended March 31, 2024
	Interest income on loans receivable	Interest on Mortgage-backed securities	Interest expense on FHLB advances	Interest income on loans receivable	Interest on Mortgage-backed securities	Interest expense on FHLB advances
	(In thousands)			(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$568,674	$42,263	$(50,762)	$520,133	$24,171	$(82,003)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$12,981	$116		$14,010	$—
Recognized on derivatives	16,820	(8,682)		(9,981)	—
Recognized on hedged items	(23,802)	8,901		9,225	—
Net income/(expense) recognized on fair value hedges	$5,999	$335		$13,254	$—

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives			$18,053			$23,561
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense			—			—
Net income/(expense) recognized on cash flow hedges			$18,053			$23,561

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. The impact to the statement of operations for the six months ended March 31, 2025 was an increase in other income of $70,000 and an increase of $114,000 for the six months ended March 31, 2024.

The following tables present the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Three Months Ended March 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2025	2024
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(11,496)	$11,014
Receive fixed/pay floating swap	Other noninterest income	11,561	(11,008)
		$65	$6

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Six Months Ended March 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2025	2024
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$8,689	$(17,695)
Receive fixed/pay floating swap	Other noninterest income	(8,619)	17,809
		$70	$114

NOTE H – Revenue from Contracts with Customers

Since net interest income on financial assets and liabilities is outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), a significant majority of Company revenues are not subject to that guidance.

Revenue streams that are within the scope of ASC 606 are presented within non-interest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the new guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. In scope revenue streams represented approximately 3.4% of Company total revenue for the six months ended March 31, 2025, compared to 3.5% for the six months ended March 31, 2024. As this standard is immaterial to the consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of non-interest income within the scope of the guidance include the following:

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
Financial Instruments with Off-Balance Sheet Risk - Off-balance-sheet credit exposures for the Company include unfunded loan commitments and letters of credit from the FHLB of Des Moines and the FHLB of San Francisco. As of March 31, 2025,

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the Bank was obligated on FHLB letters of credit totaling $1,047,606,000 and unfunded loan commitments had a balance of $2,641,671,000. The reserve for unfunded commitments was $20,000,000 as of March 31, 2025, which is a decrease from $21,500,000 at September 30, 2024. See Note A "Summary of Significant Accounting Policies" for details regarding the reserve methodology.

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

LIHTC Investments - The Company has LIHTC investments which are designed to promote qualified affordable housing projects. These investments provide a return through the generation of income tax credits and other income tax benefits and support the Company's regulatory compliance with the Community Reinvestment Act. The Company has evaluated its involvement with the low-income housing projects and determined it does not have the ability to exercise significant influence over or participate in the decision-making activities related to the management of the projects, and therefore, is not the primary beneficiary, and does not consolidate these interests. LIHTC investments are accounted for using the proportional amortization method.
The Company records the investments in affordable housing partnerships of $138,295,000 and $112,342,000 as of March 31, 2025 and September 30, 2024, respectively, as a component of other assets on the Consolidated Statements of Financial Condition and uses the proportional amortization method to account for the investments. The Company's unfunded contribution commitments to these investments were $61,411,000 and $41,702,000 as of March 31, 2025 and September 30, 2024, respectively, which are recorded as a component of other liabilities on the Consolidated Statements of Financial Condition. Both the tax benefits and the amortization expense related to these investments are reflected in the provision for income taxes on the Condensed Consolidated Statements of Operation.

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
•risks associated with changes in business structure and divestitures of lines of business, including the Bank's exit from the single family mortgage lending market;
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

INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of transaction and savings accounts is 55% of total deposits as of March 31, 2025 while the composition of the investment securities portfolio is 47% variable and 53% fixed rate. The Company has entered into $400,000,000 of pay fixed interest rate swaps to hedge the fair value risk of the AFS portfolio which effectively converts 11% of fixed securities to variable. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $526,502,000 of mortgage-backed securities that it has designated as HTM and are carried at amortized cost. As of March 31, 2025, the net unrealized loss on these securities was $41,910,000. The Company has $3,142,763,000 of AFS securities that are carried at fair value. As of March 31, 2025, the net unrealized loss on these securities was $44,483,000. The Company has executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized gain on these interest rate swaps as of March 31, 2025 was $120,666,000. All of the above are pre-tax net unrealized gains or losses.

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

WAFD, INC. AND SUBSIDIARIES

	Potential Increase (Decrease) in Net Interest Income
Basis Point Increase (Decrease) in Interest Rates	March 31, 2025		September 30, 2024
	(In thousands, except percentages)
(200)	$57,749	7.93%	$(8,414)	(1.02)%
(100)	32,610	4.48	1,702	0.21
100	3,921	0.54	(274)	(0.03)
200	7,858	1.08	22,686	2.76

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

	Potential Increase (Decrease) in NPV
Basis Point Increase (Decrease) in Interest Rates	March 31, 2025		September 30, 2024
	(In thousands, except percentages)
(200)	$479,516	16.18%	$272,670	9.16%
(100)	149,369	5.04	68,683	2.31
100	(551,906)	(18.62)	(505,028)	(16.96)
200	(834,258)	(28.15)	(740,588)	(24.87)

Prepayment speeds continue to be low at March 31, 2025 but increasing with the Bank's conditional payment rate ("CPR") for single family mortgages at 8.10%, up from 4.80% the year before.

Net Interest Margin - Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin was 2.55% for the quarter ended March 31, 2025 compared to 2.73% for the quarter ended March 31, 2024. The yield on interest-earning assets decreased 18 basis points to 5.32% and the cost of interest-bearing liabilities decreased 3 basis points to 3.29% over that same period. The lower yield on interest-earning assets was primarily due to falling rates affecting adjustable rate loans and interest-bearing cash deposits.

WAFD, INC. AND SUBSIDIARIES
The following table sets forth the information explaining the changes in the net interest margin for the period indicated compared to the same period one year ago.

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$20,918,986	$282,077	5.47%	$19,696,515	$274,341	5.60%
Mortgage-backed securities	2,369,535	23,926	4.10	1,470,581	12,905	3.53
Cash & Investments	2,216,944	27,631	5.05	2,020,460	28,901	5.75
FHLB stock	123,346	2,450	8.06	138,452	2,679	7.78
Total interest-earning assets	25,628,811	336,084	5.32%	23,326,008	318,826	5.50%
Other assets	1,742,509			1,581,368
Total assets	$27,371,320			$24,907,376

Liabilities and Equity
Interest-bearing customer accounts	$18,881,290	$151,948	3.26%	$15,080,002	$116,164	3.10%
Borrowings	2,723,664	23,226	3.46	4,323,454	44,065	4.10
Total interest-bearing liabilities	21,604,954	175,174	3.29%	19,403,456	160,229	3.32%
Noninterest-bearing customer accounts	2,448,965			2,536,757
Other liabilities	278,380			328,680
Total liabilities	24,332,299			22,268,893
Shareholders' equity	3,039,021			2,638,483
Total liabilities and equity	$27,371,320			$24,907,376
Net interest income/interest rate spread		$160,910	2.03%		$158,597	2.18%
Net interest margin (NIM)			2.55%			2.73%

WAFD, INC. AND SUBSIDIARIES

	Six Months Ended March 31, 2025			Six Months Ended March 31, 2024
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$20,937,020	$568,674	5.45%	$18,609,321	$520,133	5.59%
Mortgage-backed securities	2,123,436	42,263	3.99	1,403,513	24,171	3.44
Cash & Investments	2,539,493	65,572	5.18	1,935,418	56,255	5.81
FHLB stock	114,609	4,692	8.21	131,196	5,113	7.79
Total interest-earning assets	25,714,558	681,201	5.31%	22,079,448	605,672	5.49%
Other assets	1,724,122			1,558,068
Total assets	$27,438,680			$23,637,516

Liabilities and Equity
Interest-bearing customer accounts	$18,811,409	$314,098	3.35%	$14,159,221	$212,835	3.01%
Borrowings	2,812,301	50,762	3.62	4,019,177	82,003	4.08
Total interest-bearing liabilities	21,623,710	364,860	3.38%	18,178,398	294,838	3.24%
Noninterest-bearing customer accounts	2,486,647			2,596,192
Other liabilities	301,345			320,416
Total liabilities	24,411,702			21,095,006
Shareholders' equity	3,026,978			2,542,510
Total liabilities and equity	$27,438,680			$23,637,516
Net interest income/interest rate spread		$316,341	1.93%		$310,834	2.24%
Net interest margin (NIM)			2.47%			2.81%

As of March 31, 2025, total assets had decreased by $415,693,000 to $27,644,637,000 from $28,060,330,000 at September 30, 2024. During the six months ended March 31, 2025, loans receivable increased $3,647,000, investment securities increased by $659,584,000, and FHLB stock increased by $38,347,000 while cash and cash equivalents decreased by $1,149,641,000.
Cash and cash equivalents of $1,231,461,000 and shareholders’ equity of $3,032,620,000 as of March 31, 2025 provide management with flexibility in managing interest rate risk going forward.

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
The Bank has a credit line with the Federal Home Loan Bank of Des Moines ("FHLB - DM") of up to 45% of total assets depending on specific collateral eligibility. This line provides the Bank a substantial source of additional liquidity. The Bank has entered into borrowing agreements with the FHLB - DM to borrow funds under a short-term floating rate cash management advance program and fixed-rate term loan agreements. All borrowings are secured by stock of the FHLB - DM, deposits with the FHLB - DM, and a blanket pledge of qualifying loans receivable. The Bank also has a credit line with the Federal Home Loan Bank of San Francisco ("FHLB - SF") in support of LBC borrowings from the FHLB - SF, but the Bank is unable to take down new advances against this line. The FHLB - SF credit line is secured by a line-item pledge of mortgage backed securities.

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
Customer account balances have remained stable, increasing by $53,456,000, or 0.3%, to $21,427,426,000 at March 31, 2025 compared with $21,373,970,000 at September 30, 2024. Total borrowings were $2,763,758,000 as of March 31, 2025, a decrease from $3,267,589,000 at September 30, 2024.
The Company's cash and cash equivalents totaled $1,231,461,000 at March 31, 2025, a decrease from $2,381,102,000 at September 30, 2024. This decrease served to fund purchases of investment securities and pay down borrowings.
The Company’s shareholders' equity at March 31, 2025 was $3,032,620,000, or 10.97% of total assets. This is an increase of $32,320,000 from September 30, 2024 when shareholders' equity was $3,000,300,000, or 10.69% of total assets. The Company’s shareholders' equity was impacted in the six months ended March 31, 2025 by net income of $103,519,000, the payment of $42,541,000 in common stock dividends, payment of $7,313,000 in preferred stock dividends, treasury stock purchases of $24,751,000, as well as the other comprehensive loss of $4,447,000. The ratio of tangible capital to tangible assets at March 31, 2025 was 9.51%. Management believes the Company's strong equity position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

WAFD, INC. AND SUBSIDIARIES
As of March 31, 2025 and September 30, 2024, the Company and the Bank met all capital adequacy requirements to which they are subject, and the Bank's regulators categorized it as well capitalized under the regulatory framework for prompt corrective action.

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

March 31, 2025
Common Equity Tier I risk-based capital ratio:
The Company	$2,189,881	11.51%	4.50%	NA
The Bank	2,480,725	13.05%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	2,489,881	13.09%	6.00%	NA
The Bank	2,480,725	13.05%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,757,421	14.49%	8.00%	NA
The Bank	2,697,085	14.19%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	2,489,881	9.24%	4.00%	NA
The Bank	2,480,725	9.21%	4.00%	5.00%

September 30, 2024
Common Equity Tier 1 risk-based capital ratio:
The Company	$2,153,721	11.31%	4.50%	NA
The Bank	2,463,266	12.94%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	2,453,721	12.88%	6.00%	NA
The Bank	2,463,266	12.94%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,722,290	14.29%	8.00%	NA
The Bank	2,681,116	14.08%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	2,453,721	8.90%	4.00%	NA
The Bank	2,463,266	8.94%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents - Cash and cash equivalents were $1,231,461,000 at March 31, 2025, a decrease of $1,149,641,000, or 48.3%, since September 30, 2024. This decrease served to fund purchases of investment securities and pay down borrowings.

Available-for-sale and held-to-maturity investment securities - AFS securities increased $570,054,000, or 22.2%, during the six months ended March 31, 2025, a result of securities purchases of $809,552,000 offset by unrealized gains during the period of $8,000 and principal repayments and maturities of $239,903,000. During the same period, the balance of HTM securities increased by $89,530,000 primarily due to purchases of $114,182,000 offset by principal pay-downs and maturities of $24,619,000. As of March 31, 2025, the Company had a total net unrealized loss on AFS securities of $44,483,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

WAFD, INC. AND SUBSIDIARIES
Substantially all of the Company’s HTM and AFS debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The Company did not record an allowance for credit losses for HTM securities as of March 31, 2025 or September 30, 2024 as the investment portfolio consists primarily of U.S. government agency mortgage-backed securities that management deems to have immaterial risk of loss. The impact going forward will depend on the composition, characteristics, and credit quality of the securities portfolios as well as the economic conditions at future reporting periods. The Company does not believe that any of its AFS debt securities had credit loss impairment as of March 31, 2025 or September 30, 2024, therefore, no allowance was recorded.

Loans receivable - Loans receivable, net of related contra accounts, increased by $3,647,000 to $20,920,001,000 at March 31, 2025, compared to $20,916,354,000 at September 30, 2024. The increase was primarily the net result of originations of $1,844,448,000, and a decrease to loans-in-process of $104,257,000, offset by loan principal repayments of $2,165,471,000. Commercial loan originations accounted for 74% of total originations and consumer loan originations were 26% during the period. The Company continues to focus on commercial lending, coupled with growing economies in all major markets in which we operate.
The following table shows the loan portfolio by category and the change in the quarter.

	March 31, 2025		September 30, 2024		Change
	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$4,967,125	22.4%	$4,658,119	20.8%	$309,006	6.6%
Commercial real estate	3,665,363	16.5	3,757,040	16.8	(91,677)	(2.4)
Commercial & industrial	2,389,025	10.8	2,337,139	10.4	51,886	2.2
Construction	1,791,886	8.1	2,174,254	9.7	(382,368)	(17.6)
Land - acquisition & development	178,114	0.8	200,713	1.0	(22,599)	(11.3)
Total commercial loans	12,991,513	58.6	13,127,265	58.7	(135,752)	(1.0)
Consumer loans
Single-family residential	8,401,084	37.9	8,399,030	37.6	2,054	—
Construction - custom	287,461	1.3	384,161	1.7	(96,700)	(25.2)
Land - consumer lot loans	102,475	0.5	108,791	0.5	(6,316)	(5.8)
HELOC	284,295	1.3	266,151	1.2	18,144	6.8
Consumer	91,899	0.4	73,998	0.3	17,901	24.2
Total consumer loans	9,167,214	41.4	9,232,131	41.3	(64,917)	(0.7)
Total gross loans	22,158,727	100%	22,359,396	100%	(200,669)	(0.9)
Less:
Allowance for credit losses on loans	202,709		203,753		(1,044)	(0.5)
Loans in process	798,996		1,009,798		(210,802)	(20.9)
Net deferred fees, costs and discounts	237,021		229,491		7,530	3.3
Total loan contra accounts	1,238,726		1,443,042		(204,316)	(14.2)
Net loans	$20,920,001		$20,916,354		$3,647	—%

WAFD, INC. AND SUBSIDIARIES

The following tables provide information regarding loans receivable by loan class and geography.

March 31, 2025	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	(In thousands)
Washington	$450,513	$504,072	$861,003	$206,248	$29,020	$3,369,466	$72,534	$54,716	$30,965	$147,624	$5,726,161
Oregon	788,792	399,324	245,968	63,829	36,832	910,796	12,195	12,067	171	35,655	2,505,629
Arizona	732,553	495,090	100,353	158,680	1,823	794,532	15,261	16,925	5,744	34,187	2,355,148
Utah	669,923	356,332	128,157	271,383	45,673	602,297	12,575	1,265	28,109	13,986	2,129,700
Texas	543,424	811,510	612,793	281,217	7,044	147,765	—	341	8,778	5,056	2,417,928
New Mexico	204,322	300,304	21,372	43,398	2,333	213,970	4,045	2,561	118	10,461	802,884
Idaho	175,548	180,145	41,083	87,681	8,984	405,641	5,795	8,383	53	22,270	935,583
Nevada	144,881	161,911	94,000	41,173	4,352	306,462	15,096	5,526	2,034	11,484	786,919
California	1,061,592	245,126	136,330	8,123	—	1,516,351	—	—	10,933	652	2,979,107
Other	95,792	185,663	143,686	49,604	—	(2,962)	—	—	5,015	6,853	483,651
	$4,867,340	$3,639,477	$2,384,745	$1,211,336	$136,061	$8,264,318	$137,501	$101,784	$91,920	$288,228	$21,122,710

Percentage by geographic area
March 31, 2025	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	As % of total gross loans
Washington	2.0%	2.4%	4.1%	1.0%	0.1%	16.0%	0.4%	0.3%	0.2%	0.8%	27.3%
Oregon	3.7	1.9	1.2	0.3	0.3	4.2	0.1	0.1	—	0.1	11.9
Arizona	3.5	2.3	0.5	0.8	—	3.8	0.1	0.1	—	0.2	11.3
Utah	3.2	1.7	0.6	1.3	0.2	2.9	—	—	0.1	0.1	10.1
Texas	2.6	3.8	2.9	1.3	—	0.7	—	—	—	—	11.3
New Mexico	1.0	1.4	0.1	0.2	—	1.0	—	—	—	—	3.7
Idaho	0.8	0.9	0.2	0.4	—	1.9	—	—	—	0.1	4.3
Nevada	0.7	0.8	0.4	0.2	—	1.5	0.1	—	—	0.1	3.8
California	5.0	1.2	0.6	—	—	7.2	—	—	0.1	—	14.1
Other	0.6	0.8	0.7	0.2	—	(0.1)	—	—	—	—	2.2
	23.1%	17.2%	11.3%	5.7%	0.6%	39.1%	0.7%	0.5%	0.4%	1.4%	100%

Percentage by geographic area as a % of each loan type
March 31, 2025	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC
	As % of total gross loans
Washington	9.3%	13.9%	36.1%	17.0%	21.3%	40.8%	52.8%	53.8%	33.7%	51.2%
Oregon	16.2	11.0	10.3	5.3	27.1	11.0	8.9	11.9	0.2	12.4
Arizona	15.0	13.6	4.2	13.1	1.3	9.6	11.1	16.7	6.2	11.9
Utah	13.8	9.8	5.4	22.4	33.6	7.3	9.1	1.2	30.6	4.9
Texas	11.2	22.3	25.7	23.2	5.2	1.8	—	0.3	9.5	1.8
New Mexico	4.2	8.3	0.9	3.6	1.7	2.6	2.9	2.5	0.1	3.6
Idaho	3.6	4.9	1.7	7.2	6.6	4.9	4.2	8.2	0.1	7.7
Nevada	3.0	4.4	4.0	3.4	3.2	3.7	11.0	5.4	2.2	4.0
California	21.8	6.7	5.7	0.7	—	18.3	—	—	11.9	0.2
Other	1.9	5.1	6.0	4.1	—	—	—	—	5.5	2.3
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

WAFD, INC. AND SUBSIDIARIES

The following table shows the change in the geographic distribution by state of the loan portfolio since the prior fiscal year end.

	March 31, 2025	September 30, 2024	Change
Washington	27.3%	27.3%	—
Oregon	11.9	11.7	0.2
Arizona	11.3	11.0	0.3
Utah	10.1	9.9	0.2
Texas	11.3	11.8	(0.5)
New Mexico	3.7	3.6	0.1
Idaho	4.3	4.3	—
Nevada	3.8	3.7	0.1
California	14.1	14.4	(0.3)
Other[1]	2.2	2.3	(0.1)
	100%	100%
1Includes loans from outside of our nine state footprint.

Non-performing assets - Non-performing assets decreased $6,534,000 during the six months ended March 31, 2025 to $70,884,000 from $77,418,000 at September 30, 2024. The change is primarily due to a $9,655,000 decrease in non-accrual loans offset by a $3,121,000 increase in real estate owned. Non-performing assets as a percentage of total assets was 0.26% at March 31, 2025 compared to 0.28% at September 30, 2024.

The following table sets forth information regarding non-performing assets.

	March 31, 2025		September 30, 2024
	($ in thousands)
Non-accrual loans:
Multi - family	$10,477	17.5%	$18,743	27.0%
Commercial real estate	29,320	49.0	26,362	37.9
Commercial & industrial	—	—	—	—
Construction	—	—	1,120	1.6
Land - acquisition & development	—	—	74	0.1
Single-family residential	18,734	31.3	21,488	30.9
Construction - custom	847	1.4	848	1.2
Land - consumer lot loans	8	—	—	—
HELOC	300	0.5	596	0.9
Consumer	200	0.3	310	0.4
Total non-accrual loans	59,886	100%	69,541	100%
Real estate owned	7,688		4,567
Other property owned	3,310		3,310
Total non-performing assets	$70,884		$77,418
Total non-performing assets as a percentage of total assets	0.26%		0.28%

For the six months ended March 31, 2025, the Company recognized $1,733,000 in interest income on cash payments received from borrowers on non-accrual loans. Recognized interest income on loans for the six months ended March 31, 2025 was higher than what otherwise would have been recognized in the period due to the collection of past due amounts. The Company

WAFD, INC. AND SUBSIDIARIES
would have recognized interest income of $1,776,000 for the same period had non-accrual loans performed according to their original contract terms. In addition to the non-accrual loans reflected in the above table, the Company had $506,938,000 of loans that were less than 90 days delinquent at March 31, 2025 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs as a percent of total assets would have increased to 2.09% at March 31, 2025.

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

Allowance for credit losses - The following table shows the composition of the Company’s allowance for credit losses.

	March 31, 2025		September 30, 2024		Change
Allowance for credit losses:	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$26,556	13.1%	25,248	12.4%	$1,308	5.2%
Commercial real estate	38,469	19.0	39,210	19.2	(741)	(1.9)
Commercial & industrial	60,147	29.6	58,748	28.8	1,399	2.4
Construction	19,406	9.6	22,267	10.9	(2,861)	(12.8)
Land - acquisition & development	6,703	3.4	7,900	3.9	(1,197)	(15.2)
Total commercial loans	151,281	74.7	153,373	75.3	(2,092)	(1.4)
Consumer loans
Single-family residential	40,963	20.2	40,523	19.9	440	1.1
Construction - custom	1,076	0.4	1,427	0.7	(351)	(24.6)
Land - consumer lot loans	2,415	1.2	2,564	1.3	(149)	(5.8)
HELOC	3,257	1.7	3,049	1.5	208	6.8
Consumer	3,717	1.8	2,817	1.4	900	31.9
Total consumer loans	51,428	25.3	50,380	24.7	1,048	2.1
Total allowance for loan losses	202,709	100.0%	203,753	100.0%	(1,044)	(0.5)
Reserve for unfunded commitments	20,000		21,500		(1,500)	(7.0)
Total allowance for credit losses	$222,709		$225,253		$(2,544)	(1.1)%

Management believes the allowance for credit losses of $222,709,000, or 1.01% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E and Note I for further details of the allowance for loan losses and reserve for unfunded commitments as of and for the period ended March 31, 2025 and September 30, 2024.

Real estate owned ("REO") - REO increased during the six months ended March 31, 2025 by $3,121,000 to $7,688,000. The increase was due to the foreclosure of two commercial properties and the transfer of a former branch property.

Intangible assets - Intangible assets decreased to $446,660,000 as of March 31, 2025 from $448,425,000 as of September 30, 2024 as the result of an adjustment to purchase accounting related to the Merger combined with normal amortization.

WAFD, INC. AND SUBSIDIARIES

Customer accounts - Customer accounts increased $53,456,000, or 0.3%, to $21,427,426,000 at March 31, 2025 compared with $21,373,970,000 at September 30, 2024. Transaction accounts increased by $36,799,000 or 0.3% during that period, while time deposits increased $16,657,000 or 0.2%.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	March 31, 2025			September 30, 2024
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$2,400,172	11.2%	—%	$2,500,467	11.7%	—%
Interest checking	4,625,596	21.5	2.55	4,486,444	21.0	2.89
Savings	715,199	3.4	0.22	718,560	3.4	0.23
Money market	4,113,017	19.2	2.19	4,111,714	19.2	2.22
Time deposits	9,573,442	44.7	4.08	9,556,785	44.7	4.58
Total	$21,427,426	100%	2.80%	$21,373,970	100%	3.09%

Borrowings - Borrowings were $2,763,758,000 as of March 31, 2025 a decrease from $3,267,589,000 as of September 30, 2024 as a result of repayments. The weighted average rate for borrowings was 3.30% as of March 31, 2025 and 3.93% at September 30, 2024.

Shareholders' equity - The Company’s shareholders' equity at March 31, 2025 was $3,032,620,000, or 10.97% of total assets. This is an increase of $32,320,000 from September 30, 2024 when shareholders' equity was $3,000,300,000, or 10.69% of total assets. The Company’s shareholders' equity was impacted in the six months ended March 31, 2025 by net income of $103,519,000, the payment of $42,541,000 in common stock dividends, payment of $7,313,000 in preferred stock dividends, treasury stock purchases of $24,751,000, as well as changes in other comprehensive income of $4,447,000.

RESULTS OF OPERATIONS

Net Income - The Company recorded net income of $56,252,000 for the three months ended March 31, 2025 compared to $15,888,000 for the prior year quarter. Much of the change is due to the effects of the Merger in the prior year but all driving factors are described below.
Net Interest Income - For the three months ended March 31, 2025, net interest income was $160,910,000, which is $2,313,000 higher than the same quarter of the prior year. This is largely the result of volume as net interest margin was 2.55% for the quarter ended March 31, 2025 compared to 2.73% for the quarter ended March 31, 2024. The increase in net interest income compared to the March 31, 2024 quarter is largely due to growth in interest-earning assets compared to the growth in interest-bearing liabilities for the same period. Average interest-earning assets increased by $2,302,803,000 compared to an increase of $2,201,498,000 in average interest-bearing liabilities. These increases reflect the Merger which occurred on March 1, 2024. The effects of the balance increases were offset by a lower average rate earned on interest-earning assets which decreased by 18 basis points. For the six months ended March 31, 2025, net interest income was $316,341,000, which is an increase of $5,507,000 from the same period of the prior year. Net interest margin was 2.47% for the six months ended March 31, 2025 compared to 2.81% for the prior year same period.

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

WAFD, INC. AND SUBSIDIARIES
Rate / Volume Analysis:

	Comparison of Three Months Ended 3/31/2025 and 3/31/2024			Comparison of Six Months Ended 3/31/2025 and 3/31/2024
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans receivable	$14,941	$(7,205)	$7,736	$51,225	$(2,684)	$48,541
Mortgage-backed securities	8,717	2,304	11,021	13,769	4,323	18,092
Investments (1)	2,407	(3,906)	(1,499)	11,226	(2,330)	8,896
All interest-earning assets	26,065	(8,807)	17,258	76,220	(691)	75,529
Interest expense:
Customer accounts	29,702	6,082	35,784	75,131	26,132	101,263
Borrowings	(14,664)	(6,175)	(20,839)	(22,756)	(8,485)	(31,241)
All interest-bearing liabilities	15,038	(93)	14,945	52,375	17,647	70,022
Change in net interest income	$11,027	$(8,714)	$2,313	$23,845	$(18,338)	$5,507
___________________
(1)Includes interest on cash equivalents and dividends on FHLB stock.
Provision for Credit Losses - The Company recorded $2,750,000 provision for credit losses for the three months ended March 31, 2025, compared with a provision for credit losses of $16,000,000 for the three months ended March 31, 2024. The provision recorded in the three months ended March 31, 2025 was a result of a stable loan receivable balance offset by net charge-offs taken during the quarter. The provision in 2024 was the initial provision booked on the LBC loan portfolio post-Merger. The increase in overall ACL was offset by a decrease in the reserve for unfunded commitments of $1,000,000. The Company's provision for credit losses for the six months ended March 31, 2025 and March 31, 2024 were the same as the three month figures as no provision was booked for the first quarter in the six month periods. Net charge-offs totaled $5,063,000 for the three months ended March 31, 2025, compared to $146,000 during the three months ended March 31, 2024. Net charge-offs totaled $5,294,000 for the six months ended March 31, 2025, compared to $33,000 during the six months ended March 31, 2024.

Non-Interest Income - The three months ended March 31, 2025 results include total non-interest income of $18,881,000 compared to $13,392,000 for the same period one year ago, a $5,489,000 increase. The increase is primarily due to increased prepayment fees earned on loans and increased commission income from WaFd Insurance, the Company's insurance subsidiary. The results for the six months ended March 31, 2025 include total non-interest income of $34,583,000 compared to $27,559,000 for the six months ended March 31, 2024, a $7,024,000 increase.

Non-Interest Expense - Non-interest expense was $104,832,000 for the three months ended March 31, 2025, a decrease of $28,880,000 from $133,712,000 for the prior year quarter, largely a result of Merger-related expenses booked in the prior year combined with reduced compensation costs in 2025 due to restructuring arising from management's decision to exit the single family mortgage lending market. Non-interest expense for the three months ended March 31, 2025 and March 31, 2024 equaled 1.53% and 2.15%, respectively, of average assets Non-interest expense was $216,143,000 for the six months ended March 31, 2025, a decrease of $14,109,000 from $230,252,000 for the same period in fiscal 2024. Total non-interest expense for the six months ended March 31, 2025 and March 31, 2024 equaled 1.58% and 1.95%, respectively, of average assets.

Gain (Loss) on Real Estate Owned - Results for the three months ended March 31, 2025 include a net loss on REO of $199,000, compared to a net loss of $1,315,000 for the prior year quarter. The loss in the prior year was the result of losses on the sale of a former branch property. Results for the six months ended March 31, 2025 included a net gain on REO of $230,000, compared to a net gain of $511,000 in the prior year period.

Income Tax Expense - Income tax expense totaled $15,758,000 for the three months ended March 31, 2025, compared to $5,074,000 for the prior year quarter. The effective tax rate was 21.88% and 24.21% for the three months ended March 31, 2025 and March 31, 2024, respectively. Income tax expense totaled $28,742,000 for the six months ended March 31, 2025, compared to $18,311,000 for the prior year period. The effective tax rate was 21.73% and 19.76% for the six months ended March 31, 2025 and March 31, 2024, respectively. The Company’s effective tax rate varies from the statutory rate mainly due to state taxes, tax-exempt income, tax-credit investments, miscellaneous non-deductible expenses and discrete tax adjustments for prior periods.

WAFD, INC. AND SUBSIDIARIES
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

On December 27, 2024, the Bank received an overall CRA rating from the FDIC of “Needs to Improve” for the period covering June 3, 2020 to March 26, 2024. Based on its performance on the individual components of the CRA tests, the Bank received a “High Satisfactory” rating on both the Investment Test and the Service Test and a “Needs to Improve” rating on the Lending Test, which resulted in the overall “Needs to Improve” rating. The Bank disagrees with the overall CRA rating and has appealed. If our appeal is unsuccessful in changing the overall CRA rating, having a “Needs to Improve” rating will result in restrictions on certain expansionary activity, including mergers and acquisitions and the establishment and relocation of bank branches. This rating will also result in a loss of expedited processing of applications to undertake certain activities. It could also have an impact on our relationships with certain states, counties, municipalities or other public agencies to the extent applicable law, regulation or policy limits, restricts or influences whether such entity may do business with a company that has a below “Satisfactory” rating and, in general, could negatively affect our reputation, business, financial condition and results of operations. These restrictions, among others, will remain in place at least until the Bank’s next CRA rating is publicly released by the FDIC following a subsequent CRA examination which is likely to occur in 2026. As a result of these limitations and conditions, we may be unable or may fail to pursue, evaluate or complete transactions that might have been strategically or competitively significant.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases of Common Stock made by or on behalf of the Company of the Company’s common stock during the three months ended March 31, 2025 under the Company's stock repurchase plan.

WAFD, INC. AND SUBSIDIARIES

Period	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1,2025 to January 31, 2025	172,801	$29.62	167,000	11,334,005
February 1,2025 to February 28,2025	458,716	29.64	461,752	10,872,253
March 1,2025 to March 31, 2025	94,565	27.77	94,355	10,777,898
Total	726,082	$29.39	723,107	10,777,898
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

WAFD, INC. AND SUBSIDIARIES
Item 6.                Exhibits

(a)	Exhibits

	10.1	Transition Agreement and General Release (incorporated by reference to the Company’s Form 8-K filed with the SEC on January 21, 2025) +
	10.2	WaFd, Inc. 2025 Stock Incentive Plan (incorporated by reference to the Company’s Form 8-K filed with the SEC on February 13, 2025) +
10.3
Form of Restricted Stock Award Agreement under the 2025 Stock Incentive Plan (incorporated by reference to the Company’s Form 8-K filed with the SEC on February 13, 2025) +Form of Restricted Stock Award Agreement under the 2025 Stock Incentive Plan (incorporated by reference to the Company’s Form 8-K filed with the SEC on February 13, 2025) +

	10.4	Form of Restricted Stock Unit Award Agreement under the 2025 Stock Incentive Plan (incorporated by reference to the Company’s Form 8-K filed with the SEC on February 13, 2025) +
	10.5	Form of Option Award Agreement under the 2025 Stock Incentive Plan (incorporated by reference to the Company’s Form 8-K filed with the SEC on February 13, 2025) +
	31.1	Section 302 Certification by the Chief Executive Officer *
	31.2	Section 302 Certification by the Chief Financial Officer *
	32	Section 1350 Certification by the Chief Executive Officer and Chief Financial Officer **
	101.INS	XBRL Instance Document *
	101.SCH	XBRL Taxonomy Extension Schema Document *
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101). *
* Filed herewith ** Furnished herewith + Management contract or compensation plan

WAFD, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 2, 2025	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL Vice Chair, President & Chief Executive Officer
(Principal Executive Officer)

May 2, 2025	/S/ KELLI J. HOLZ
KELLI J. HOLZ Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 2, 2025	/S/ BLAYNE A. SANDEN
BLAYNE A. SANDEN Senior Vice President and Principal Accounting Officer
(Principal Accounting Officer)