Form 10-Q
period 2025-06-30
WAFD INC
filed 2025-08-05
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

The registrant had outstanding 78,792,054 shares of common stock as of July 31, 2025.

WAFD, INC. AND SUBSIDIARIES

PART I – Financial Information
Item 1. Financial Statements
WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	June 30, 2025	September 30, 2024
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$809,252	$2,381,102
Available-for-sale securities, at fair value	3,387,497	2,572,709
Held-to-maturity securities, at amortized cost	512,854	436,972
Loans receivable, net of allowance for loan losses of $198,768 and $203,753	20,277,164	20,916,354
Interest receivable	99,224	102,827
Premises and equipment, net	254,403	247,901
Real estate owned	11,154	4,567
FHLB stock	95,899	95,617
Bank owned life insurance	273,221	267,633
Intangible assets, including goodwill of $414,723 and $411,360	444,291	448,425
Federal and state income tax assets, net	120,104	119,248
Other assets	446,852	466,975
	$26,731,915	$28,060,330
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$11,969,124	$11,817,185
Time deposit accounts	9,417,447	9,556,785
	21,386,571	21,373,970
Borrowings	1,939,675	3,267,589
Junior subordinated debentures	51,412	50,718
Advance payments by borrowers for taxes and insurance	33,680	61,330
Accrued expenses and other liabilities	306,252	306,423
	23,717,590	25,060,030
Commitments and contingencies (see Note I)
Shareholders’ equity
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 300,000 and 300,000 shares issued; 300,000 and 300,000 shares outstanding	300,000	300,000
Common stock, $1.00 par value, 300,000,000 shares authorized; 154,385,498 and 154,007,429 shares issued; 79,130,276 and 81,220,269 shares outstanding	154,385	154,007
Additional paid-in capital	2,160,793	2,150,675
Accumulated other comprehensive income (loss), net of taxes	41,531	55,851
Treasury stock, at cost; 75,255,222 and 72,787,160 shares	(1,711,999)	(1,639,131)
Retained earnings	2,069,615	1,978,898
	3,014,325	3,000,300
	$26,731,915	$28,060,330

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except share data)		(In thousands, except share data)
INTEREST INCOME
Loans receivable	$279,476	$337,118	$848,150	$857,251
Mortgage-backed securities	27,855	17,523	70,118	41,694
Investment securities and cash equivalents	24,383	37,300	94,647	98,668
	331,714	391,941	1,012,915	997,613
INTEREST EXPENSE
Customer accounts	146,735	154,359	460,833	367,194
Borrowings, senior debt and junior subordinated debentures	16,991	60,396	67,753	142,399
	163,726	214,755	528,586	509,593
Net interest income	167,988	177,186	484,329	488,020
Provision for credit losses	2,000	1,500	4,750	17,500
Net interest income after provision	165,988	175,686	479,579	470,520

NON-INTEREST INCOME
Gain on sale of investment securities	—	80	20	251
Gain on termination of hedging derivatives	56	54	126	169
Loan fee income	1,650	594	4,807	1,988
Deposit fee income	7,588	6,960	21,691	20,460
Other income	8,979	9,567	26,212	21,946
Total non-interest income	18,273	17,255	52,856	44,814

NON-INTEREST EXPENSE
Compensation and benefits	53,481	57,169	166,118	180,165
Occupancy	11,755	10,904	34,042	31,193
FDIC insurance premiums	5,150	7,600	15,800	22,070
Product delivery	6,621	6,090	19,313	17,680
Information technology	15,022	13,428	43,695	39,177
Other expense	12,298	14,888	41,502	50,046
Total non-interest expense	104,327	110,079	320,470	340,331
Gain (loss) on real estate owned, net	(176)	(124)	54	387
Income before income taxes	79,758	82,738	212,019	175,390
Income tax expense	17,806	18,178	46,548	36,489
Net income	61,952	64,560	165,471	138,901
Dividends on preferred stock	3,656	3,656	10,968	10,969
Net income available to common shareholders	$58,296	$60,904	$154,503	$127,932

PER SHARE DATA
Basic earnings per common share	$0.73	$0.75	$1.91	$1.78
Diluted earnings per common share	0.73	0.75	1.91	1.78
Dividends paid on common stock per share	0.27	0.26	0.80	0.77
Basic weighted average shares outstanding	79,888,520	81,374,811	80,748,838	71,905,924
Diluted weighted average shares outstanding	79,907,672	81,393,708	80,821,807	71,930,215
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
	2025	2024
	(In thousands)
Net income	$61,952	$64,560
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $(1,443) and $(699)	4,672	4,790
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $0 and $(20)	—	60
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	4,672	4,850

Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $3,313 and $1,387	(10,727)	(1,869)
Reclassification adjustment of net (gain) loss included in net income during the period from hedging derivatives, net of tax of $1,179 and $0	(3,818)	—
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	(14,545)	(1,869)

Other comprehensive income (loss)	(9,873)	2,981
Comprehensive income	$52,079	$67,541

	Nine Months Ended June 30,
	2025	2024
	(In thousands)
Net income	$165,471	$138,901
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $(1,445) and $(9,476)	4,678	34,336
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $76 and $(57)	(246)	193
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	4,432	34,529

Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $2,529 and $6,507	(8,187)	(26,534)
Reclassification adjustment of net (gain) loss included in net income during the period from hedging derivatives, net of tax of $3,263 and $0	(10,565)	—
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	(18,752)	(26,534)

Other comprehensive income (loss)	(14,320)	7,995
Comprehensive income	$151,151	$146,896
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at April 1, 2025	$300,000	$154,355	$2,158,037	$2,032,563	$51,404	$(1,663,739)	$3,032,620
Net income	—	—	—	61,952	—	—	61,952
Other comprehensive loss	—	—	—	—	(9,873)	—	(9,873)
Dividends on common stock ($0.27 per share)	—	—	—	(21,244)	—	—	(21,244)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Proceeds from stock issuances	—	30	776	—	—	—	806
Stock-based compensation expense	—	—	1,980	—	—	81	2,061
Treasury stock purchased	—	—	—	—	—	(48,341)	(48,341)
Balance at June 30, 2025	$300,000	$154,385	$2,160,793	$2,069,615	$41,531	$(1,711,999)	$3,014,325

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at April 1, 2024	$300,000	$153,835	$2,143,343	$1,902,305	$51,935	$(1,629,512)	$2,921,906
Net income	—	—	—	64,560	—	—	64,560
Other comprehensive income	—	—	—	—	2,981	—	2,981
Dividends on common stock ($0.26 per share)	—	—	—	(20,932)	—	—	(20,932)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Proceeds from stock issuances	—	27	711	—	—	—	738
Stock-based compensation expense	—	78	2,095	—	—	84	2,257
Treasury stock purchased	—	—	—	—	—	(9,515)	(9,515)
Balance at June 30, 2024	$300,000	$153,940	$2,146,149	$1,942,277	$54,916	$(1,638,943)	$2,958,339

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2024	$300,000	$154,007	$2,150,675	$1,978,898	$55,851	$(1,639,131)	$3,000,300
Net income	—	—	—	165,471	—	—	165,471
Other comprehensive loss	—	—	—	—	(14,320)	—	(14,320)
Dividends on common stock ($0.80 per share)	—	—	—	(63,785)	—	—	(63,785)
Dividends on preferred stock ($36.5625 per share)	—	—	—	(10,969)	—	—	(10,969)
Proceeds from stock issuances	—	145	4,084	—	—	—	4,229
Stock-based compensation expense	—	233	6,034	—	—	224	6,491
Treasury stock purchased	—	—	—	—	—	(73,092)	(73,092)
Balance at June 30, 2025	$300,000	$154,385	$2,160,793	$2,069,615	$41,531	$(1,711,999)	$3,014,325

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2023	$300,000	$136,467	$1,687,634	$1,867,749	$46,921	$(1,612,345)	$2,426,426
Net income	—	—	—	138,901	—	—	138,901
Other comprehensive income	—	—	—	—	7,995	—	7,995
Dividends on common stock ($0.77 per share)	—	—	—	(53,404)	—	—	(53,404)
Dividends on preferred stock ($36.5625 per share)	—	—	—	(10,969)	—	—	(10,969)
Stock issued in merger	—	17,089	448,415		—		465,504
Proceeds from stock issuances	—	122	3,146	—	—	—	3,268
Stock-based compensation expense	—	262	6,954	—	—	221	7,437
Treasury stock purchased	—	—	—	—	—	(26,819)	(26,819)
Balance at June 30, 2024	$300,000	$153,940	$2,146,149	$1,942,277	$54,916	$(1,638,943)	$2,958,339

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2025	2024
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$165,471	$138,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	10,963	194,150
Stock-based compensation expense	6,491	7,437
Provision (release) for credit losses	4,750	17,500
Loss (gain) on sale of investment securities	(20)	(250)
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(602)	(2,531)
Impairment loss on premises and equipment	38	—
Decrease (increase) in accrued interest receivable	3,603	9,290
Decrease (increase) in federal and state income tax receivable	3,567	9,246
Decrease (increase) in cash surrender value of bank owned life insurance	(5,588)	(5,119)
Decrease (increase) in other assets	11,589	42,415
Increase (decrease) in accrued expenses and other liabilities	(20,690)	(68,427)
Net cash provided by (used in) operating activities	179,572	342,612
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	778,608	(447,832)
Loans purchased	(140,336)	—
FHLB stock purchased	(355,873)	(517,575)
FHLB stock redeemed	355,592	608,775
Available-for-sale securities purchased	(1,218,796)	(321,308)
Principal payments and maturities of available-for-sale securities	412,578	270,178
Proceeds from sales of available-for-sale securities	797	179,215
Held-to-maturity securities purchased	(114,182)	(47,092)
Principal payments and maturities of held-to-maturity securities	38,269	25,503
Proceeds from sales of real estate owned	2,865	6,271
Equity method investments purchased	(3,575)	(4,097)
Net cash received (paid) in business combinations	(360)	623,583
Proceeds from sales of loans	—	2,564,791
Proceeds from sales of premises and equipment	1,689	1,341
Premises and equipment purchased and REO improvements	(16,931)	(17,482)
Net cash provided by (used in) investing activities	(259,655)	2,924,271
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	12,601	(517,961)
Proceeds from borrowings	7,893,743	15,936,735
Repayments of borrowings	(9,226,844)	(17,072,226)
Proceeds from stock-based awards	3,571	2,488
Dividends paid on common stock	(63,785)	(53,404)
Dividends paid on preferred stock	(10,969)	(10,969)
Proceeds from employee stock purchase	658	780
Treasury stock purchased	(73,092)	(26,819)
Increase (decrease) in advances payments by borrowers for taxes and insurance	(27,650)	(13,652)
Net cash provided by (used in) financing activities	(1,491,767)	(1,755,028)
Increase (decrease) in cash and cash equivalents	(1,571,850)	1,511,855
Cash, cash equivalents and restricted cash at beginning of period	2,381,102	980,649
Cash, cash equivalents and restricted cash at end of period	$809,252	$2,492,504
(CONTINUED)
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2025	2024
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$5,583	$—
Non-cash financing activities
Preferred stock dividend payable	3,656	3,656
Cash paid (received) during the period for
Interest	580,775	534,614
Income tax	31,203	14,065
The following summarizes the non-cash activities related to acquisitions
Fair value of assets and intangibles acquired, including goodwill	$—	$7,676,486
Fair value of liabilities assumed	—	(7,316,542)
Net fair value of assets (liabilities)	$—	$359,944

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

The Company is headquartered in Seattle, Washington. The Bank conducts its activities through a network of 208 bank branches located in Washington, Oregon, Idaho, Utah, Arizona, Nevada, New Mexico, California and Texas.

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

On February 29, 2024, WaFd, Inc. closed its previously announced merger with Luther Burbank Corporation ("Luther Burbank" or "LBC"), a California corporation, on March 1, 2024 (the "Merger Date"). Pursuant to the Merger Agreement, Luther Burbank merged with and into WaFd, Inc. (the “Corporate Merger”), with WaFd surviving the Corporate Merger. Promptly following the Corporate Merger, Luther Burbank’s wholly-owned bank subsidiary, Luther Burbank Savings, merged with and into WaFd Bank with WaFd Bank as the surviving institution (the “Bank Merger”). The Corporate Merger and the Bank Merger are collectively referred to in this Quarterly Report on Form 10-Q as the “Merger.” As a result of the Merger, the Company's financial results for the nine months ended June 30, 2025 are not directly comparable to the prior year results.

The information included in this Form 10-Q should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2024 filed with the Securities and Exchange Commission ("SEC") on November 20, 2024 ("2024 Annual Financial Statements"). Interim results are not necessarily indicative of results for a full year.

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

Restricted Cash Balances - The Company was not required to maintain cash reserve balances with the Federal Reserve Bank as of June 30, 2025. As of June 30, 2025 and September 30, 2024, the Company held counterparty cash collateral of $138,100,000 and $168,200,000, respectively, related to derivative contracts.

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
•Equity investments in qualified real estate funds can use the net asset value ("NAV") expedient for fair value measurement. Under this method, the NAV is determined by the fund as fair value for the investment. At June 30, 2025, equity investments held by the Company and recorded at NAV had a carrying amount of $35,743,134 and a remaining unfunded commitment of $13,632,376. These NAV based investments cannot be transferred without consent and we do not have redemption rights. Equity investments measured at NAV are not classified in the fair value hierarchy.

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

Off-Balance-Sheet Credit Exposures - Off-balance-sheet credit exposures for the Company include unfunded loan commitments and letters of credit from the Federal Home Loan Banks of both Des Moines and San Francisco ("FHLB-DM" and "FHLB-SF", respectively), which may be used as collateral for public funds deposits and as confirming letters of credit on letters of credit issued by the Bank. The reserve for unfunded commitments is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class. See Note I “Commitments and Contingencies” for more information.
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below provides detail regarding the Company's intangible assets.

	Goodwill	Core Deposit and Other Intangibles	Total
	(In thousands)
Balance at September 30, 2024	$411,360	$37,065	$448,425
Additions	3,363	180	3,543
Amortization	—	(2,755)	(2,755)
Balance at December 31, 2024	414,723	34,490	449,213
Additions	—	—	—
Amortization	—	(2,553)	(2,553)
Balance at March 31, 2025	414,723	31,937	446,660
Additions	—	—	—
Amortization	—	(2,369)	(2,369)
Balance at June 30, 2025	$414,723	$29,568	$444,291

The table below presents the estimated future amortization expense of other intangibles for the next five years as of June 30, 2025.

Fiscal Year	Expected Expense
(In thousands)
2025	$2,200
2026	7,332
2027	5,582
2028	5,220
2029	5,127
Thereafter	4,107
Total Intangible Assets	$29,568

Subsequent Events - The Company has evaluated events and transactions through the date the consolidated financial statements were issued for potential recognition or disclosure and determined that there have been no events or transactions that have occurred that would require disclosure.

New Accounting Pronouncements - In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") 2023-06 Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative to clarify or improve disclosure and presentation requirements on a variety of topics and align the requirements in the FASB accounting standard codification with the Securities and Exchange Commission regulations. The amendments will be effective for the Company only if the SEC removes the related disclosure requirement from its existing regulations no later than June 30, 2027. If the SEC timely removes such a related requirement from its existing regulations, the corresponding amendments within the ASU will become effective for the Company on the same date with early adoption permitted. The Company does not expect the amendments in this update to have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280) to improve reportable segment disclosure requirements through enhanced disclosures about significant segment

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
expenses. The ASU applies to all public entities that are required to report segment information in accordance with Accounting Standards Codification ("ASC") 280. For public companies, amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company does not expect this ASU to have a material effect on our consolidated financial statements.

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

As of March 31, 2025, the Company had finalized its valuation of all assets acquired and liabilities assumed in connection with the Merger. Of the approximate $465,504,000 purchase price, the Company recorded approximately $107,890,000 of goodwill and $37,022,000 of other intangibles. Goodwill represents the excess of the purchase price over the fair value of the assets acquired net of fair value of liabilities assumed. Information regarding goodwill and the carrying amount and amortization of intangible assets are provided in Note A.

During the three and nine months ended June 30, 2025, there were $0 and $239,000 in merger-related expenses, respectively, compared to $2,285,000 and $27,921,000 during the three months and nine months ended June 30, 2024, respectively. Merger related expenses are recognized in the periods in which they were incurred.

The following table presents unaudited pro forma information as if the Merger had occurred on October 1, 2022. The pro forma adjustments give effect to any change in interest income due to the accretion of the discount (premium) associated with the fair value adjustments to acquired loans, any change in interest expense due to estimated premium amortization/discount accretion associated with the fair value adjustment to acquired interest-bearing deposits, borrowings and long-term debt and the amortization of the core deposit intangible that would have resulted had the deposits been acquired as of October 1, 2022. The pro forma information is not indicative of what would have occurred had the Merger occurred as of the beginning of the fiscal year prior to the Merger Date. The pro forma amounts below do not reflect the Company's expectations as of the date of the pro forma information of further operating cost savings and other business synergies expected to be achieved, including revenue growth as a result of the Merger. As a result, actual amounts differed from the unaudited pro forma information presented.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Unaudited Pro Forma for the Nine Months Ended
June 30, 2024
(in thousands)
Net-interest income	$531,398
Non-interest income	47,493
Net income	142,921

NOTE C – Dividends and Share Repurchases

On June 6, 2025, the Company paid a regular dividend on its common stock of $0.27 per share, which represented the 169th consecutive quarterly cash dividend. Dividends per share were $0.27 and $0.26 for the quarters ended June 30, 2025 and 2024, respectively.

For the three months ended June 30, 2025, the Company repurchased 1,662,508 shares of its common stock at an average per share price of $29.08. For the nine months ended June 30, 2025, the Company repurchased 2,478,118 shares of its common stock at an average per share price of $29.49. As of June 30, 2025, there are 9,129,488 remaining shares authorized to be repurchased under the current Board of Directors ("Board") approved share repurchase program.

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	June 30, 2025		September 30, 2024
Gross loans by category	(In thousands)		(In thousands)
Commercial loans
Multi-family	$4,881,996	22.9%	$4,658,119	20.8%
Commercial real estate	3,615,077	16.9	3,757,040	16.8
Commercial & industrial	2,295,802	10.7	2,337,139	10.4
Construction	1,540,474	7.2	2,174,254	9.7
Land - acquisition & development	175,643	0.8	200,713	1.0
Total commercial loans	12,508,992	58.5	13,127,265	58.7
Consumer loans
Single-family residential	8,231,623	38.5	8,399,030	37.6
Construction - custom	188,109	0.9	384,161	1.7
Land - consumer lot loans	96,582	0.5	108,791	0.5
HELOC	272,614	1.3	266,151	1.2
Consumer	69,912	0.3	73,998	0.3
Total consumer loans	8,858,840	41.5	9,232,131	41.3
Total gross loans	21,367,832	100%	22,359,396	100%
Less:
Allowance for credit losses on loans	198,768		203,753
Loans in process	673,338		1,009,798
Net deferred fees, costs and discounts	218,562		229,491
Total loan contra accounts	1,090,668		1,443,042
Net loans	$20,277,164		$20,916,354

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of June 30, 2025 and September 30, 2024, AIR for loans totaled $85,812,000 and $92,362,000, respectively, and is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.

As of June 30, 2025, loans in the amount of $14,078,000,000 were pledged to secure borrowings and available lines of credit. None of the agencies to which we have pledged loans have the right to sell or re-pledge them.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table sets forth the amortized cost basis of non-accrual loans and loans 90 days or more past due and accruing.

	June 30, 2025			September 30, 2024
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing
Commercial loans
Multi-family	$11,601	$—	$—	$18,743	$—	$—
Commercial real estate	46,720	—	—	26,362	—	—
Commercial & industrial	33	—	—	—	—	1,083
Construction	3,400	—	—	1,120	—	—
Land - acquisition & development	—	—	—	74	—	—
Total commercial loans	61,754	—	—	46,299	—	1,083
Consumer loans
Single-family residential	19,246	—	—	21,488	—	—
Construction - custom	847	—	—	848	—	—
Land - consumer lot loans	8	—	—	—	—	—
HELOC	662	—	—	596	—	—
Consumer	179	—	—	310	—	—
Total consumer loans	20,942	—	—	23,242	—	—
Total non-accrual loans	$82,696	$—	$—	$69,541	$—	$1,083
% of total loans	0.40%			0.33%

The Company recognized interest income on non-accrual loans of approximately $2,694,000 in the nine months ended June 30, 2025 as a result of the collection of past due amounts. If these loans had been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $2,834,000 for the nine months ended June 30, 2025. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables provide details regarding loan delinquencies by loan portfolio and class.

June 30, 2025		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$4,780,029	$4,770,424	$1,077	$1,356	$7,172	$9,605	0.20%
Commercial real estate	3,592,395	3,587,652	627	430	3,686	4,743	0.13
Commercial & industrial	2,292,082	2,291,247	582	221	32	835	0.04
Construction	1,035,701	1,035,701	—	—	—	—	—
Land - acquisition & development	130,035	130,035	—	—	—	—	—
Total commercial loans	11,830,242	11,815,059	2,286	2,007	10,890	15,183	0.13
Consumer Loans
Single-family residential	8,108,147	8,073,214	12,241	3,990	18,702	34,933	0.43
Construction - custom	95,372	94,524	—	—	848	848	0.89
Land - consumer lot loans	95,935	95,637	291	—	7	298	0.31
HELOC	276,278	274,096	1,469	138	575	2,182	0.79
Consumer	69,959	69,615	113	51	180	344	0.49
Total consumer loans	8,645,691	8,607,086	14,114	4,179	20,312	38,605	0.45
Total Loans	$20,475,933	$20,422,145	$16,400	$6,186	$31,202	$53,788	0.26%
Delinquency %		99.74%	0.08%	0.02%	0.15%	0.26%

September 30, 2024		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$4,556,200	$4,541,527	$—	$4,890	$9,783	$14,673	0.32%
Commercial real estate	3,732,155	3,731,494	89	—	572	661	0.02
Commercial & industrial	2,332,732	2,330,686	—	1,023	1,023	2,046	0.09
Construction	1,424,016	1,421,966	930	—	1,120	2,050	0.14
Land - acquisition & development	160,317	160,243	—	—	74	74	0.05
Total commercial loans	12,205,420	12,185,916	1,019	5,913	12,572	19,504	0.16
Consumer Loans
Single-family residential	8,280,300	8,250,589	3,927	7,540	18,244	29,711	0.36
Construction - custom	182,415	181,567	—	—	848	848	0.46
Land - consumer lot loans	108,060	108,060	—	—	—	—	—
HELOC	269,857	267,347	1,387	577	546	2,510	0.93
Consumer	74,055	73,290	311	144	310	765	1.03
Total consumer loans	8,914,687	8,880,853	5,625	8,261	19,948	33,834	0.38
Total Loans	$21,120,107	$21,066,769	$6,644	$14,174	$32,520	$53,338	0.25%
Delinquency %		99.75%	0.03%	0.07%	0.15%	0.25%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Loans are considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. The following table presents the amortized basis of collateral-dependent loans by loan class and collateral type as of June 30, 2025.

Loan type	Residential Real Estate	Commercial Real Estate
	($ in thousands)
Commercial loans
Multi-Family	$—	$11,857
Commercial Real Estate	—	46,721
Commercial & Industrial	—	—
Construction	—	3,400
Land - Acquisition & Development	—	—
Total commercial loans	—	61,978
Consumer loans
Single-Family Residential	2,069	—
Construction - Custom	88	—
Land - Consumer Lot Loans	7	—
HELOC	58	—
Consumer	—	—
Total consumer loans	2,222	—
Total Loans	$2,222	$61,978

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

The following tables present the amortized basis of loans that were modified to borrowers experiencing financial difficulty during the three and nine month periods ending June 30, 2025 by loan class and modification type. Modifications during the periods presented were term extensions or payment deferrals.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2025
Loan Class	Term Extension	Payment Deferral	% of Total Loan Class Balance	Wtd. Avg. Term Extension	Deferral Amount
	( in thousands)			(in months)	( in thousands)
Multi-family	$21,103	$—	0.43%	15
Commercial real estate	14,953	—	0.41	6
Commercial & industrial	18,035	—	0.79	5
Construction	37,709	—	0.04	5
Total commercial loans	91,800	—	0.77	7
Single-Family Residential	—	8,283	0.10		$110
Total consumer loans	—	8,283	0.09		$110
Total Loans	$91,800	$8,283	0.48%

	Three Months Ended June 30, 2024
Loan Class	Term Extension	Payment Deferral	% of Total Loan Class Balance	Wtd. Avg. Term Extension	Deferral Amount
	( in thousands)			(in months)
Commercial real estate	$23,435	$—	0.63	36
Commercial & industrial	24,233	—	1.01	9
Construction	—	—	—	0
Total commercial loans	47,668	—	0.20	22
Single-Family Residential	563	—	0.01%	6
Total consumer loans	563	—	0.01	6
Total Loans	$48,231	$—	0.23%

	Nine Months Ended June 30, 2025
Loan Class	Term Extension	Payment Deferral	% of Total Loan Class Balance	Wtd. Avg. Term Extension	Deferral Amount
	( in thousands)			(in months)	(in thousands)
Multi-family	$22,196	$—	0.46%	14
Commercial real estate	20,346	—	0.56	11
Commercial & industrial	56,957	—	2.48	12
Construction	37,709	—	0.04%	5
Total commercial loans	137,208	—	1.15	10
Single-Family Residential	449	8,283	0.11	6	$236
Total consumer loans	449	8,283	0.10	6	$236
Total Loans	$137,657	$8,283	0.71%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended June 30, 2024
Loan Class	Term Extension	Payment Deferral	% of Total Loan Class Balance	Wtd. Avg. Term Extension	Deferral Amount
	( in thousands)			(in months)
Commercial real estate	$23,502	$—	0.63	36
Commercial & industrial	56,891	—	2.38	8
Construction	13,153	—	0.91	15
Total commercial loans	93,546	—	0.76	6
Single-Family Residential	563	—	0.01%	6
Total consumer loans	563	—	0.01	6
Total Loans	$94,109	$—	0.45%

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts.

None of the loans modified in the twelve months ended June 30, 2025 have defaulted after modification as of June 30, 2025 and only one commercial and industrial loan with a balance of $349,963 was past due 30 days.

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

The following tables present by primary credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of June 30, 2025 and September 30, 2024. There were no commercial loans classified as Loss as of either date.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2025	Term Loans Amortized Cost Basis by Origination Year
	YTD 2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$22,567	$91,676	$446,828	$1,593,415	$1,255,185	$1,147,473	$2,063	$—	$4,559,207
Special Mention	—	—	—	28,455	16,006	17,246	—	—	61,707
Substandard	—	—	—	57,636	11,600	87,507	—	—	156,743
Doubtful	—	—	—	—	—	2,372	—	—	2,372
Total	$22,567	$91,676	$446,828	$1,679,506	$1,282,791	$1,254,598	$2,063	$—	$4,780,029
Gross Charge-offs	—	—	—	—	271	102	—	—	373

Commercial real estate
Pass	$165,908	$236,536	$237,424	$1,092,453	$586,073	$1,039,413	$33,890	$1,178	$3,392,875
Special Mention	—	—	—	5,407	—	3,367	—	—	8,774
Substandard	—	—	14,810	6,022	92,022	75,079	—	—	187,933
Doubtful	—	—	—	—	—	2,813	—	—	2,813
Total	$165,908	$236,536	$252,234	$1,103,882	$678,095	$1,120,672	$33,890	$1,178	$3,592,395
Gross Charge-offs	—	—	—	163	—	9,489	—		9,652

Commercial & industrial
Pass	$162,694	$38,959	$137,589	$144,604	$263,013	$196,640	$982,389	$36,739	$1,962,627
Special Mention	—	—	—	16,407	—	—	15,249	—	31,656
Substandard	32,350	6,795	21,512	26,003	2,399	47,071	157,348	4,321	297,799
Total	$195,044	$45,754	$159,101	$187,014	$265,412	$243,711	$1,154,986	$41,060	$2,292,082
Gross Charge-offs	—	212	—	15	—	405	24	49	705

Construction
Pass	$85,641	$160,519	$215,836	$349,333	$66,943	$—	$103,728	$—	$982,000
Special Mention	—	—	—	4,409	—	—	—	—	4,409
Substandard	5,661	2,265	468	23,655	17,243	—	—	—	49,292
Total	$91,302	$162,784	$216,304	$377,397	$84,186	$—	$103,728	$—	$1,035,701

Land - acquisition & development
Pass	$21,856	$19,212	$10,706	$39,889	$36,289	$1,350	$—	$—	$129,302
Substandard	175	240	43	—	—	275	—	—	733
Total	$22,031	$19,452	$10,749	$39,889	$36,289	$1,625	$—	$—	$130,035

Total commercial loans
Pass	$458,666	$546,902	$1,048,383	$3,219,694	$2,207,503	$2,384,876	$1,122,070	$37,917	$11,026,011
Special Mention	—	—	—	54,678	16,006	20,613	15,249	—	106,546
Substandard	38,186	9,300	36,833	113,316	123,264	209,932	157,348	4,321	692,500
Doubtful	—	—	—	—	—	5,185	—	—	5,185
Total	$496,852	$556,202	$1,085,216	$3,387,688	$2,346,773	$2,620,606	$1,294,667	$42,238	$11,830,242
Gross Charge-offs	$—	$212	$—	$178	$271	$9,996	$24	$49	$10,730

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2025	Term Loans Amortized Cost Basis by Origination Year
	YTD 2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$208,382	$349,217	$811,576	$2,182,650	$1,957,884	$2,563,505	$—	$—	$8,073,214
30 days past due	30	277	1,036	2,996	412	7,490	—	—	12,241
60 days past due	—	—	—	—	1,735	2,255	—	—	3,990
90+ days past due	—	—	1,711	3,729	546	12,716	—	—	18,702
Total	$208,412	$349,494	$814,323	$2,189,375	$1,960,577	$2,585,966	$—	$—	$8,108,147
Gross Charge-offs	—	—	—	—	—	338	—	—	338

Construction - custom
Current	$27,868	$52,334	$9,961	$4,361	$—	$—	$—	$—	$94,524
90+ days past due	—	—	—	848	—	—	—	—	848
Total	$27,868	$52,334	$9,961	$5,209	$—	$—	$—	$—	$95,372

Land - consumer lot loans
Current	$7,104	$15,501	$11,104	$20,548	$21,511	$19,869	$—	$—	$95,637
30 days past due	—	—	—	291	—	—	—	—	291
90+ days past due	—	—	—	—	—	7	—	—	7
Total	$7,104	$15,501	$11,104	$20,839	$21,511	$19,876	$—	$—	$95,935

HELOC
Current	$—	$—	$—	$—	$—	$4,782	$267,607	$1,707	$274,096
30 days past due	—	—	—	—	—	197	1,272	—	1,469
60 days past due	—	—	—	—	—	45	93	—	138
90+ days past due	—	—	—	—	—	8	567	—	575
Total	$—	$—	$—	$—	$—	$5,032	$269,539	$1,707	$276,278

Consumer
Current	$179	$269	$18	$—	$7,510	$23,112	$38,527	$—	$69,615
30 days past due	—	—	—	—	—	—	113	—	113
60 days past due	—	—	—	—	—	15	36	—	51
90+ days past due	—	—	—	—	—	52	128	—	180
Total	$179	$269	$18	$—	$7,510	$23,179	$38,804	$—	$69,959
Gross Charge-offs	—	—	5	—	—	67	881	4	957

Total consumer loans
Current	$243,533	$417,321	$832,659	$2,207,559	$1,986,905	$2,611,268	$306,134	$1,707	$8,607,086
30 days past due	30	277	1,036	3,287	412	7,687	1,385	—	14,114
60 days past due	—	—	—	—	1,735	2,315	129	—	4,179
90+ days past due	—	—	1,711	4,577	546	12,783	695	—	20,312
Total	$243,563	$417,598	$835,406	$2,215,423	$1,989,598	$2,634,053	$308,343	$1,707	$8,645,691
Gross Charge-offs	$—	$—	$5	$—	$—	$405	$881	$4	$1,295

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2024	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$62,038	$198,790	$1,645,460	$1,203,005	$577,037	$716,573	$56,627	$16,753	$4,476,283
Special Mention	—	—	1,698	2,655	2,572	5,452	—	—	12,377
Substandard	—	—	13,566	5,850	7,059	41,065	—	—	67,540
Total	$62,038	$198,790	$1,660,724	$1,211,510	$586,668	$763,090	$56,627	$16,753	$4,556,200

Commercial real estate
Pass	$216,520	$252,923	$1,086,200	$723,600	$475,313	$797,877	$35,249	$—	$3,587,682
Special Mention	—	—	—	22,216	8,682	9,399	—	—	40,297
Substandard	—	—	8,686	2,260	25,319	67,911	—	—	104,176
Total	$216,520	$252,923	$1,094,886	$748,076	$509,314	$875,187	$35,249	$—	$3,732,155
Gross Charge-offs	—	—	—	—	—	203	—	—	203

Commercial & industrial
Pass	$42,232	$148,059	$231,215	$282,148	$89,219	$156,666	$1,116,283	$41,957	$2,107,779
Special Mention	—	—	—	—	—	—	21,264	—	21,264
Substandard	2,142	19,818	35,717	2,284	13,227	44,870	85,627	4	203,689
Total	$44,374	$167,877	$266,932	$284,432	$102,446	$201,536	$1,223,174	$41,961	$2,332,732
Gross Charge-offs	175	42	10	15	—	7	2,331	31	2,611

Construction
Pass	$146,154	$421,334	$532,310	$233,200	$—	$—	$59,334	$—	$1,392,332
Special Mention	—	—	—	3,221	—	—	—	—	3,221
Substandard	82	8,622	6,060	13,699	—	—	—	—	28,463
Total	$146,236	$429,956	$538,370	$250,120	$—	$—	$59,334	$—	$1,424,016

Land - acquisition & development
Pass	$23,475	$12,976	$56,292	$46,635	$2,774	$17,768	$—	$—	$159,920
Substandard	—	—	—	—	74	323	—	—	397
Total	$23,475	$12,976	$56,292	$46,635	$2,848	$18,091	$—	$—	$160,317
Gross Charge-offs	—	—	—	—	—	149	—	—	149

Total commercial loans
Pass	$490,419	$1,034,082	$3,551,477	$2,488,588	$1,144,343	$1,688,884	$1,267,493	$58,710	$11,723,996
Special Mention	—	—	1,698	28,092	11,254	14,851	21,264	—	77,159
Substandard	2,224	28,440	64,029	24,093	45,679	154,169	85,627	4	404,265
Total	$492,643	$1,062,522	$3,617,204	$2,540,773	$1,201,276	$1,857,904	$1,374,384	$58,714	$12,205,420
Gross Charge-offs	$175	$42	$10	$15	$—	$359	$2,331	$31	$2,963

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2024	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$384,516	$765,673	$2,285,996	$2,061,359	$797,586	$1,955,459	$—	$—	$8,250,589
30 days past due	—	—	375	—	1,063	2,489	—	—	3,927
60 days past due	—	3,237	—	1,199	662	2,442	—	—	7,540
90+ days past due	—	820	3,454	1,339	1,027	11,604	—	—	18,244
Total	$384,516	$769,730	$2,289,825	$2,063,897	$800,338	$1,971,994	$—	$—	$8,280,300
Gross Charge-offs	—	—	13	—	—	131	—	—	144

Construction - custom
Current	$54,649	$108,941	$17,082	$537	$—	$358	$—	$—	$181,567
90+ days past due	—	—	848	—	—	—	—	—	848
Total	$54,649	$108,941	$17,930	$537	$—	$358	$—	$—	$182,415

Land - consumer lot loans
Current	$19,672	$14,809	$26,839	$23,804	$9,223	$13,713	$—	$—	$108,060
Total	$19,672	$14,809	$26,839	$23,804	$9,223	$13,713	$—	$—	$108,060

HELOC
Current	$—	$—	$—	$—	$—	$4,176	$262,055	$1,116	$267,347
30 days past due	—	—	—	—	—	216	1,171	—	1,387
60 days past due	—	—	—	—	—	392	185	—	577
90+ days past due	—	—	—	—	—	8	538	—	546
Total	$—	$—	$—	$—	$—	$4,792	$263,949	$1,116	$269,857

Consumer
Current	$1,515	$33	$(19)	$9,440	$8,000	$18,329	$35,992	$—	$73,290
30 days past due	—	—	—	—	—	92	219	—	311
60 days past due	—	—	—	—	—	—	144	—	144
90+ days past due	—	—	—	—	—	91	219	—	310
Total	$1,515	$33	$(19)	$9,440	$8,000	$18,512	$36,574	$—	$74,055
Gross Charge-offs	—	—	—	—	—	139	379	—	518

Total consumer loans
Current	$460,352	$889,456	$2,329,898	$2,095,140	$814,809	$1,992,035	$298,047	$1,116	$8,880,853
30 days past due	—	—	375	—	1,063	2,797	1,390	—	5,625
60 days past due	—	3,237	—	1,199	662	2,834	329	—	8,261
90+ days past due	—	820	4,302	1,339	1,027	11,703	757	—	19,948
Total	$460,352	$893,513	$2,334,575	$2,097,678	$817,561	$2,009,369	$300,523	$1,116	$8,914,687
Gross Charge-offs	$—	$—	$13	$—	$—	$270	$379	$—	$662

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E – Allowance for Losses on Loans

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A "Summary of Significant Accounting Policies."

The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Three Months Ended June 30, 2025	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$26,556	$(373)	$—	$623	$26,806
Commercial real estate	38,469	(5,097)	—	8,903	42,275
Commercial & industrial	60,147	(112)	201	(3,463)	56,773
Construction	19,406	—	—	(2,293)	17,113
Land - acquisition & development	6,703	—	6	(302)	6,407
Total commercial loans	151,281	(5,582)	207	3,468	149,374
Consumer loans
Single-family residential	40,963	—	105	(1,070)	39,998
Construction - custom	1,076	—	2	(332)	746
Land - consumer lot loans	2,415	—	—	(138)	2,277
HELOC	3,257	—	1	(136)	3,122
Consumer	3,717	(215)	41	(292)	3,251
Total consumer loans	51,428	(215)	149	(1,968)	49,394
Total ACL - loans	$202,709	$(5,797)	$356	$1,500	$198,768
1Provision & transfer amounts within the table do not include provision for unfunded commitments of $500,000.

Three Months Ended June 30, 2024	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$21,979	$—	$—	$3,220	$25,199
Commercial real estate	32,991	(203)	2	6,966	39,756
Commercial & industrial	59,261	(2,346)	1,003	(85)	57,833
Construction	27,317	—	—	(4,610)	22,707
Land - acquisition & development	7,865	—	17	(182)	7,700
Total commercial loans	149,413	(2,549)	1,022	5,309	153,195
Consumer loans
Single-family residential	41,054	(13)	118	(843)	40,316
Construction - custom	1,918	—	—	(424)	1,494
Land - consumer lot loans	3,214	—	2	(568)	2,648
HELOC	2,974	—	1	(51)	2,924
Consumer	3,004	(151)	317	77	3,247
Total consumer loans	52,164	(164)	438	(1,809)	50,629
Total ACL - Loans	$201,577	$(2,713)	$1,460	$3,500	$203,824
1Provision & transfer amounts within the table do not include the provision recapture on unfunded commitments of $2,000,000.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nine Months Ended June 30, 2025	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$25,248	$(373)	$—	$1,931	$26,806
Commercial real estate	39,210	(9,652)	169	12,548	42,275
Commercial & industrial	58,748	(705)	243	(1,513)	56,773
Construction	22,267	—	—	(5,154)	17,113
Land - acquisition & development	7,900	—	25	(1,518)	6,407
Total commercial loans	153,373	(10,730)	437	6,294	149,374
Consumer loans
Single-family residential	40,523	(338)	568	(755)	39,998
Construction - custom	1,427	—	2	(683)	746
Land - consumer lot loans	2,564	—	1	(288)	2,277
HELOC	3,049	—	2	71	3,122
Consumer	2,817	(957)	280	1,111	3,251
Total consumer loans	50,380	(1,295)	853	(544)	49,394
Total ACL - loans	$203,753	$(12,025)	$1,290	$5,750	$198,768
1Provision & transfer amounts within the table do not include provision recapture from unfunded commitments of $1,000,000.

Nine Months Ended June 30, 2024	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$13,155	$—	$—	$12,044	$25,199
Commercial real estate	28,842	(203)	4	11,113	39,756
Commercial & industrial	58,773	(2,473)	1,067	466	57,833
Construction	29,408	—	—	(6,701)	22,707
Land - acquisition & development	7,016	(18)	88	614	7,700
Total commercial loans	137,194	(2,694)	1,159	17,536	153,195
Consumer loans
Single-family residential	28,029	(144)	293	12,138	40,316
Construction - custom	2,781	—	—	(1,287)	1,494
Land - consumer lot loans	3,512	—	57	(921)	2,648
HELOC	2,859	—	3	62	2,924
Consumer	2,832	(513)	553	375	3,247
Total consumer loans	40,013	(657)	906	10,367	50,629
Total ACL - Loans	$177,207	$(3,351)	$2,065	$27,903	$203,824
1Provision & transfer amounts within the table include the $16,000,000 initial provision related to the non-PCD loans acquired during the quarter and the $7,403,000 PCD ACL amount included in the Merger purchase price allocation but do not include the provision recapture from unfunded commitments of $3,000,000.

The Company recorded a $2,000,000 provision for credit losses for the three months ended June 30, 2025, compared with a provision of $1,500,000 for the three months ended June 30, 2024. The provision in the three months ended June 30, 2025 was the result of mixed credit metrics, including the increasing trends in negative migration of criticized and nonperforming loans, and net charge-offs taken during the quarter, partially offset by decreased loan balances. The increase in the overall provision included an increase in the reserve for unfunded commitments. The Company recorded a $4,750,000 provision for credit losses for the nine months ended June 30, 2025 compared to $17,500,000 for the nine months ended June 30, 2024. The current fiscal

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
year to date period also reflects changes to credit quality and increased charge-offs, partially offset by balance decreases while the prior year period reflects the initial provision recorded for the loans acquired in the Merger. Net charge-offs totaled $5,441,000 for the three months ended June 30, 2025, compared to $1,253,000 of net charge-offs during the three months ended June 30, 2024. Net charge-offs totaled $10,735,000 for the nine months ended June 30, 2025, compared to $1,286,000 during the nine months ended June 30, 2024.

Non-performing assets were $97,160,000, or 0.36% of total assets, at June 30, 2025, compared to $77,418,000, or 0.28% of total assets, at September 30, 2024. Non-accrual loans were $82,696,000, or 0.40% of total loans at amortized cost, at June 30, 2025, compared to $69,541,000, or 0.33%, at September 30, 2024. Delinquencies, as a percent of total loans, were 0.26% at June 30, 2025, compared to 0.25% at September 30, 2024.

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

The following tables provide the amortized cost of loans receivable based on risk rating categories as previously defined.

June 30, 2025	Internally Assigned Grade
	Pass	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$4,559,207	$61,707	$156,743	$2,372	$—	$4,780,029
Commercial real estate	3,392,875	8,774	187,933	2,813	—	3,592,395
Commercial & industrial	1,962,627	31,656	297,799	—	—	2,292,082
Construction	982,000	4,409	49,292	—	—	1,035,701
Land - acquisition & development	129,302	—	733	—	—	130,035
Total commercial loans	11,026,011	106,546	692,500	5,185	—	11,830,242
Consumer loans
Single-family residential	8,088,901	—	19,246	—	—	8,108,147
Construction - custom	94,524	—	848	—	—	95,372
Land - consumer lot loans	95,927	—	8	—	—	95,935
HELOC	275,616	—	662	—	—	276,278
Consumer	69,819	—	140	—	—	69,959
Total consumer loans	8,624,787	—	20,904	—	—	8,645,691
Total	$19,650,798	$106,546	$713,404	$5,185	$—	$20,475,933

Total grade as a % of total loans	95.97%	0.52%	3.48%	0.03%	—%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2024	Internally Assigned Grade
	Pass	Special Mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$4,476,283	$12,377	$67,540	$—	$—	$4,556,200
Commercial real estate	3,587,682	40,297	104,176	—	—	3,732,155
Commercial & industrial	2,107,780	21,264	203,688	—	—	2,332,732
Construction	1,392,332	3,221	28,463	—	—	1,424,016
Land - acquisition & development	159,919	—	398	—	—	160,317
Total commercial loans	11,723,996	77,159	404,265	—	—	12,205,420
Consumer loans
Single-family residential	8,258,812	—	21,488	—	—	8,280,300
Construction - custom	181,567	—	848	—	—	182,415
Land - consumer lot loans	108,060	—	—	—	—	108,060
HELOC	269,261	—	596	—	—	269,857
Consumer	73,824	—	231	—	—	74,055
Total consumer loans	8,891,524	—	23,163	—	—	8,914,687
Total loans	$20,615,520	$77,159	$427,428	$—	$—	$21,120,107

Total grade as a % of total gross loans	97.61%	0.37%	2.02%	—%	—%

The following tables provide information on the amortized cost of loans receivable based on borrower payment activity.

June 30, 2025	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$4,768,428	99.8%	$11,601	0.2%
Commercial real estate	3,545,675	98.7	46,720	1.3
Commercial & industrial	2,292,049	100.0	33	—
Construction	1,032,301	99.7	3,400	0.3
Land - acquisition & development	130,035	100.0	—	—
Total commercial loans	11,768,488	99.5	61,754	0.5
Consumer loans
Single-family residential	8,088,901	99.8	19,246	0.2
Construction - custom	94,525	99.1	847	0.9
Land - consumer lot loans	95,927	100.0	8	0.0
HELOC	275,616	99.8	662	0.2
Consumer	69,780	99.7	179	0.3
Total consumer loans	8,624,749	99.8	20,942	0.2
Total loans	$20,393,237	99.6%	$82,696	0.4%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2024	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$4,537,457	99.6%	$18,743	0.4%
Commercial real estate	3,705,793	99.3	26,362	0.7
Commercial & industrial	2,332,732	100.0	—	—
Construction	1,422,896	99.9	1,120	0.1
Land - acquisition & development	160,243	100.0	74	—
Total commercial loans	12,159,121	99.6	46,299	0.4
Consumer loans
Single-family residential	8,258,812	99.7	21,488	0.3
Construction - custom	181,567	99.5	848	0.5
Land - consumer lot loans	108,060	100.0	—	—
HELOC	269,261	99.8	596	0.2
Consumer	73,745	99.6	310	0.4
Total consumer loans	8,891,445	99.7	23,242	0.3
Total loans	$21,050,566	99.7%	$69,541	0.3%

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

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$250,861	$—	$250,861
Asset-backed securities	—	519,109	—	519,109
Municipal bonds	—	34,886	—	34,886
Corporate debt securities	—	170,934	—	170,934
Mortgage-backed securities
Agency pass-through certificates	—	2,411,707	—	2,411,707
Total available-for-sale securities	—	3,387,497	—	3,387,497
Client swap program hedges	—	41,081	—	41,081
Commercial loan fair value hedges	—	1,738	—	1,738
Mortgage loan fair value hedges	—	15,393	—	15,393
Borrowings cash flow hedges	—	106,555	—	106,555
Total financial assets	$—	$3,552,264	$—	$3,552,264

Financial Liabilities
Client swap program hedges	$—	$41,584	$—	$41,584
Mortgage backed securities fair value hedges	—	13,504	—	13,504
Total financial liabilities	$—	$74,143	$—	$74,143

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as collateral dependent loans and real estate owned ("REO"). REO consists principally of properties acquired through foreclosure and branch properties no longer in use. From time to time, and on a nonrecurring basis, adjustments using fair value measurements are recorded to reflect increases or decreases in the carrying balances based on the discounted cash flows, the current appraisal or estimated value of the collateral or REO property.

When management determines that the fair value of the collateral or the REO requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the collateral dependent loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2025 included loans for which an allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at June 30, 2025 and June 30, 2024, and the total gains (losses) resulting from those fair value adjustments during the respective periods. The estimated fair value measurements are shown gross of estimated selling costs.

	June 30, 2025				Three Months Ended June 30, 2025	Nine Months Ended June 30, 2025
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans[1]	$—	$—	$32,132	$32,132	$(5,750)	$(11,113)
Real estate owned	—	—	—	—	—	—
Balance at end of period	$—	$—	$32,132	$32,132	$(5,750)	$(11,113)
1The gains (losses) represent re-measurements of collateral-dependent loans.

	June 30, 2024				Three Months Ended June 30, 2024	Nine Months Ended June 30, 2024
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Loans[1]	$—	$—	$4,345	$4,345	$(2,679)	$(3,004)
Real estate owned	—	—	1,460	1,460	(35)	(1,910)
Balance at end of period	$—	$—	$5,805	$5,805	$(2,714)	$(4,914)
1The gains (losses) represent re-measurements of collateral-dependent loans.

At June 30, 2025, there was $488,000 in foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $2,491,000.
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		June 30, 2025		September 30, 2024
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$809,252	$809,252	$2,381,102	$2,381,102
Available-for-sale securities
U.S. government and agency securities	2	250,861	250,861	314,204	314,204
Asset-backed securities	2	519,109	519,109	540,125	540,125
Municipal bonds	2	34,886	34,886	35,073	35,073
Corporate debt securities	2	170,934	170,934	296,282	296,282
Mortgage-backed securities
Agency pass-through certificates	2	2,411,707	2,411,707	1,387,025	1,387,025
Total available-for-sale securities		3,387,497	3,387,497	2,572,709	2,572,709
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	512,854	472,041	436,972	401,046
Total held-to-maturity securities		512,854	472,041	436,972	401,046

Loans receivable	3	20,277,164	19,788,509	20,916,354	20,269,059
FHLB stock	2	95,899	95,899	95,617	95,617
Other assets - client swap program hedges	2	41,081	41,081	46,758	46,758
Other assets - commercial fair value loan hedges	2	1,738	1,738	1,595	1,595
Other assets - mortgage loan fair value hedges	2	15,393	15,393	—	—
Other assets - borrowings cash flow hedges	2	106,555	106,555	117,271	117,271

Financial liabilities
Time deposits	2	9,417,447	9,396,406	9,556,785	9,787,187
Borrowings	2	1,939,675	1,928,620	3,267,589	3,276,122
Junior subordinated debentures	3	51,412	50,865	50,718	50,240
Other liabilities - client swap program hedges	2	41,584	41,584	47,388	47,388
Other liabilities - mortgage loan fair value hedges	2	19,055	19,055	667	667
Other liabilities - mortgage backed securities fair value hedges	2	13,504	13,504	—	—

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
Loans receivable – Fair values are estimated first by stratifying the portfolios of loans with similar financial characteristics. Loans are segregated by type such as multi-family real estate, residential mortgage, construction, commercial, consumer and land loans. Each loan category is further segmented into fixed- and adjustable-rate interest terms. For residential mortgages and multi-family loans, the bank determined that its best exit price was by securitization. Mortgage backed securities ("MBS") benchmark prices are used as a base price, with further loan level pricing adjustments made based on individual loan

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
characteristics such as FICO score, loan to value ratio, Property Type and occupancy. For all other loan categories an estimate of fair value is then calculated based on discounted cash flows using a discount rate offered and observed in the market on similar products, plus an adjustment for liquidity to reflect the non-homogeneous nature of the loans, as well as an annual loss rate based on historical losses to arrive at an estimated exit price fair value. Fair value for impaired loans is also based on recent appraisals or estimated cash flows discounted using rates commensurate with risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.
FHLB stock – The fair value is based upon the par value of the stock that equates to its carrying value.
Time deposits – The fair value of time deposits is estimated by discounting the estimated future cash flows using rates offered for deposits with similar remaining maturities.
Borrowings – The fair value of FHLB advances and Federal Reserve Bank ("FRB") borrowings is estimated by discounting the estimated future cash flows using rates currently available to the Company for debt with similar remaining maturities.
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables provide details about the amortized cost and fair value of available-for-sale and held-to-maturity securities.

	June 30, 2025
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
1 to 5 years	$3,719	$—	$(75)	$3,644	2.58%
5 to 10 years	171,549	114	(480)	171,183	4.96
Over 10 years	76,337	238	(541)	76,034	5.52
Asset-backed securities
Within 1 year	10,728	—	(349)	10,379	5.07
5 to 10 years	5,262	—	(6)	5,256	5.22
Over 10 years	504,965	778	(2,269)	503,474	5.33
Corporate debt securities due
Within 1 year	19,999	—	(82)	19,917	6.00
1 to 5 years	32,978	—	(2,480)	30,498	4.95
5 to 10 years	128,156	305	(7,942)	120,519	4.44
Municipal bonds due
5 to 10 years	25,666	—	(315)	25,351	5.71
Over 10 years	9,764	—	(229)	9,535	4.56
Mortgage-backed securities
Agency pass-through certificates	2,436,742	21,704	(46,739)	2,411,707	3.77
	3,425,865	23,139	(61,507)	3,387,497	4.17
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	512,854	983	(41,796)	472,041	3.58
	$3,938,719	$24,122	$(103,303)	$3,859,538	4.03%

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

The Company purchased $1,218,796,000 of AFS investment securities during the nine months ended June 30, 2025 and purchased $321,308,000 of AFS securities during the nine months ended June 30, 2024. Sales of AFS securities totaled $797,000 during the nine months ended June 30, 2025 compared to $179,215,000 during the prior year's same period. The Company sold approximately $171,000,000 of AFS securities obtained in the Merger during the nine months ended June 30, 2024 to rebalance the overall portfolio. Realized gains and losses from the sales were included in purchase accounting adjustments to reflect the acquisition date fair value as they took place close to the Merger date.

For HTM investment securities, there were $114,182,000 in purchases during the nine months ended June 30, 2025 and $47,092,000 in purchases during the nine months ended June 30, 2024. There were no sales of HTM investment securities during the nine months ended June 30, 2025 or June 30, 2024. Substantially all of the agency mortgage-backed securities have contractual maturity dates that exceed 25 years.

The Company elected to exclude AIR from the amortized cost basis of debt securities disclosed throughout this note. For AFS securities, AIR totaled $11,881,000 and $9,311,000 as of June 30, 2025 and September 30, 2024, respectively. For HTM debt securities, AIR totaled $1,531,000 and $1,154,000 as of June 30, 2025 and September 30, 2024, respectively. AIR for securities is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables show the gross unrealized losses and fair value of securities as of June 30, 2025 and September 30, 2024, by length of time that individual securities in each category have been in a continuous loss position. There were 223 and 209 securities with an unrealized loss as of June 30, 2025 and September 30, 2024, respectively.

June 30, 2025	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(425)	$19,575	$(10,079)	$121,054	$(10,504)	$140,629
Municipal bonds	(1)	19,999	(543)	14,887	(544)	34,886
Asset-backed securities	(1,318)	263,453	(2,402)	217,301	(3,720)	480,754
Mortgage-backed securities	(1,373)	152,180	(45,367)	606,519	(46,740)	758,699
	(3,117)	455,207	(58,391)	959,761	(61,508)	1,414,968
Held-to-maturity securities
Mortgage-backed securities	(56)	33,753	(41,739)	315,567	(41,795)	349,320
	$(3,173)	$488,960	$(100,130)	$1,275,328	$(103,303)	$1,764,288

September 30, 2024	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$—	$—	$(10,993)	$146,060	$(10,993)	$146,060
Municipal bonds due	(15)	19,985	(394)	15,088	(409)	35,073
Asset-backed securities	(249)	116,173	(2,373)	235,846	(2,622)	352,019
Mortgage-backed securities	(165)	103,283	(40,510)	728,968	(40,675)	832,251
	(429)	239,441	(54,270)	1,125,962	(54,699)	1,365,403
Held-to-maturity securities
Mortgage-backed securities	—	—	(36,839)	348,573	(36,839)	348,573
	$(429)	$239,441	$(91,109)	$1,474,535	$(91,538)	$1,713,976

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2025 or September 30, 2024. The Company does not consider HTM investments to have any credit impairment.

The Company does not believe that the AFS debt securities that were in an unrealized loss position have any credit loss impairment as of June 30, 2025 or September 30, 2024. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. AFS debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Corporate debt securities and municipal bonds are considered to have an issuer of high credit quality and the decline in fair value is due to changes in interest rates and other market conditions. The issuer continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE G – Derivatives and Hedging Activities

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at June 30, 2025 and September 30, 2024.

June 30, 2025	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$1,017,764	$41,081	Other liabilities	$1,017,764	$41,584
Commercial loan fair value hedges	Other assets	34,341	1,738	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	470,000	15,393	Other liabilities	1,100,000	19,055
Mortgage backed securities fair value hedges	Other assets	—	—	Other liabilities	520,000	13,504
Borrowings cash flow hedges	Other assets	900,000	106,555	Other liabilities	—	—
		$2,422,105	$164,767		$2,637,764	$74,143

September 30, 2024	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$1,044,512	$46,758	Other liabilities	$1,044,512	$47,388
Commercial loan fair value hedges	Other assets	37,042	1,595	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	—	—	Other liabilities	2,570,000	667
Borrowings cash flow hedges	Other assets	900,000	117,271	Other liabilities	—	—
		$1,981,554	$165,624		$3,614,512	$48,055

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

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following tables present the impact of fair value hedge accounting on the carrying value of the hedged items at June 30, 2025 and September 30, 2024.

(In thousands)	June 30, 2025
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$5,552,460	$2,986
Available-for-sale securities, at fair value (3)	$747,269	$13,828
	$6,299,729	$16,814

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are a portfolio layer expected to be remaining at the end of the hedging relationships. At

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
June 30, 2025, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $5,519,772,000, the cumulative basis adjustment associated with the hedging relationships was $4,594,000, and the amount of the designated hedged items was $470,000,000.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At June 30, 2025, the amortized cost basis of the hedged commercial loans was $32,688,000 and the cumulative basis adjustment associated with the hedging relationships was $(1,608,000).

(3) Includes the fair value basis of mortgage backed securities designated in fair value hedging relationships. At June 30, 2025, the fair value of the hedged mortgage based securities was $747,269,000, the cumulative basis adjustment associated with the hedging relationships was $13,828,000, and the amount of the designated hedged items was $520,000,000.

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

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. As of June 30, 2025, the maturities for hedges of adjustable rate borrowings ranged from one year to five years, with the weighted average being 4.3 years.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the impact of derivative instruments (cash flow hedges on borrowings) on AOCI for the periods presented.

(In thousands)	Three Months Ended June 30,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2025	2024
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$(14,040)	$(3,256)
Reclassification adjustment of net (gain)/loss included in net income	(70)	—
Total pre-tax gain/(loss) recognized in AOCI	$(14,110)	$(3,256)

(In thousands)	Nine Months Ended June 30,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2025	2024
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$(10,716)	$(33,040)
Reclassification adjustment of net (gain)/loss included in net income	—	—
Total pre-tax gain/(loss) recognized in AOCI	$(10,716)	$(33,040)

The following tables present the gain (loss) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the periods presented.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Interest income on loans receivable	Interest on Mortgage-backed securities	Interest expense on FHLB advances	Interest income on loans receivable	Interest on Mortgage-backed securities	Interest expense on FHLB advances
	(In thousands)			(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$279,476	$27,855	$(16,991)	$337,118	$17,523	$(60,396)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$3,780	$314		$13,113	$—
Recognized on derivatives	(10,789)	$(4,822)		3,044	—
Recognized on hedged items	10,800	4,927		(1,972)	—
Net income/(expense) recognized on fair value hedges	$3,791	$419		$14,185	$—

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives			$8,649			$11,718
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense			—			—
Net income/(expense) recognized on cash flow hedges			$8,649			$11,718

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended June 30, 2025			Nine Months Ended June 30, 2024
	Interest income on loans receivable	Interest on Mortgage-backed securities	Interest expense on FHLB advances	Interest income on loans receivable	Interest on Mortgage-backed securities	Interest expense on FHLB advances
	(In thousands)			(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$848,150	$70,118	$(67,753)	$857,251	$41,694	$(142,399)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$16,762	$430		$27,123	$—
Recognized on derivatives	6,031	(13,504)		(6,937)	—
Recognized on hedged items	(13,002)	13,828		7,254	—
Net income/(expense) recognized on fair value hedges	$9,791	$754		$27,440	$—

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives			$26,702			$35,279
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense			—			—
Net income/(expense) recognized on cash flow hedges			$26,702			$35,279

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. The impact to the statement of operations for the nine months ended June 30, 2025 was an increase in other income of $126,000 and an increase of $169,000 for the nine months ended June 30, 2024.

The following tables present the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Three Months Ended June 30,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2025	2024
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(7,677)	$(715)
Receive fixed/pay floating swap	Other noninterest income	7,733	770
		$56	$55

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Nine Months Ended June 30,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2025	2024
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$1,013	$(18,410)
Receive fixed/pay floating swap	Other noninterest income	(887)	18,579
		$126	$169

NOTE H – Revenue from Contracts with Customers

Since net interest income on financial assets and liabilities is outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), a significant majority of Company revenues are not subject to that guidance.

Revenue streams that are within the scope of ASC 606 are presented within non-interest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of ASC 606 are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. In scope revenue streams represented approximately 3.6% of Company total revenue for the nine months ended June 30, 2025, compared to 3.3% for the nine months ended June 30, 2024. As this standard is immaterial to the consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of non-interest income within the scope of the guidance include the following:

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

Financial Instruments with Off-Balance Sheet Risk - Off-balance-sheet credit exposures for the Company include unfunded loan commitments and letters of credit from the FHLB of Des Moines and the FHLB of San Francisco. As of June 30, 2025, the

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Bank was obligated on FHLB letters of credit totaling $62,606,000 and unfunded loan commitments had a balance of $2,535,278,000. These amounts are decreased compared to September 30, 2024 when the bank was obligated on FHLB letters of credit totaling $902,606,000 and had unfunded commitments of $2,928,697,000. The reserve for unfunded commitments was $20,500,000 as of June 30, 2025, which is a decrease from $21,500,000 at September 30, 2024. See Note A "Summary of Significant Accounting Policies" for details regarding the reserve methodology.

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
The Company records the investments in affordable housing partnerships of $141,272,000 and $112,342,000 as of June 30, 2025 and September 30, 2024, respectively, as a component of other assets on the Consolidated Statements of Financial Condition and uses the proportional amortization method to account for the investments. The Company's unfunded contribution commitments to these investments were $62,183,000 and $41,702,000 as of June 30, 2025 and September 30, 2024, respectively, which are recorded as a component of other liabilities on the Consolidated Statements of Financial Condition. Both the tax benefits and the amortization expense related to these investments are reflected in the provision for income taxes on the Condensed Consolidated Statements of Operations.

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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this report, and including the Risk Factors included in the Company’s 2024 10-K, and in any of the Company's other subsequent SEC filings, which could cause the Company's future results to differ materially from the plans, objectives, goals, estimates, intentions and expectations expressed in forward-looking statements:

Operational Risks:
•fluctuating interest rates and the impact of inflation on the Company's business and financial results;
•risks associated with cybersecurity incidents and threat actors;
•risks associated with changes in business structure and divestitures of lines of business, including the Bank's exit from the single family mortgage lending market;
•economic uncertainty or a deterioration in economic conditions or slowdowns in economic growth, including financial stress on borrowers (consumers and businesses) as a result of high interest rates; inflation; tariffs, including retaliatory tariffs; low consumer confidence; or an uncertain economic environment;
•the effects of and changes in monetary and fiscal policies of the Board of Governors of the Federal Reserve System and the U.S. Government;
•global economic trends, including developments related to Ukraine and Russia, the Middle East, and related negative financial impacts on our borrowers, the financial markets and the global economy;
•the potential for new or increased tariffs, trade restrictions or geopolitical tensions that could affect economic activity or specific industry sectors and the impact they may have on us, our customers and our operations, assets and liabilities;
•possible additional provisions for loan losses and charge-offs; credit risks of lending activities and deterioration in asset or credit quality; and our ability to make accurate assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the assets securing these loans;
•risk associated with the development and use of artificial intelligence;
•risks related to operational, technological, and third-party provided technology infrastructure;
•risks associated with data privacy laws and regulations;
•risks related to the integration of Luther Burbank Corporation;
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

Regulatory and Litigation Risks:
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

Market and Industry Risks:
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
•impairment of goodwill and other intangible assets;

Competitive Risks:
•competition from other financial institutions and new market participants, offering services similar to those offered by the Bank, and consolidation in the industry resulting in the creation of larger competitors with greater financial resources;
•our ability to grow organically or through acquisitions;
•risks associated with our entry into the California market;

Security Ownership Risks:
•our ability to continue to pay dividends, including on our outstanding Series A Preferred Stock; and make stock repurchases;
•risks related to the volatility of our Common Stock, and future dilution;
•the ability of the Company to obtain external financing to fund its operations or obtain financing on favorable terms, when needed;
•risks related to Washington's anti-takeover statute;
•effects of activist shareholders;

General Risks:
•the success of the Company at managing the risks involved in the foregoing and managing its business; and
•the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond the Company's control.
For the reasons described above, we caution you against relying on any forward-looking statements. You should not consider the summary of such factors to be an exhaustive statement of all of the risks, uncertainties, or potentially inaccurate assumptions that could cause our current expectations or beliefs to change. Further, all forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update or revise any forward-

WAFD, INC. AND SUBSIDIARIES
looking statements to reflect changed assumptions, the occurrence of unanticipated events, changes to future operating results over time, or the impact of circumstances arising after the date the forward-looking statement was made.
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

INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of transaction and savings accounts is 56% and 44%, respectively, of total deposits as of June 30, 2025 while the composition of the investment securities portfolio is 49% variable and 51% fixed rate. The Company entered into $520,000,000 of pay fixed interest rate swaps to hedge the fair value risk of the AFS portfolio which effectively converts 13% of fixed securities to variable as of June 30, 2025. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $512,854,000 of mortgage-backed securities that it has designated as HTM and are carried at amortized cost. As of June 30, 2025, the net unrealized loss on these securities was $40,813,000. The Company has $3,387,497,000 of AFS securities that are carried at fair value. As of June 30, 2025, the net unrealized loss on these securities was $38,368,000. The Company recognized in earnings a gain of $13,828,000 on fair value of AFS securities hedged by the fixed interest rate swaps. The Company has executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized gain on these interest rate swaps as of June 30, 2025 was $106,555,000. All of the above are pre-tax net unrealized gains or losses.

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
The following table models the potential impact of changing interest rates on net income over a twelve-month period and compares the current results to the results as of the prior year end. The Company's focus is primarily on the impact of abrupt upward or downward changes in short term rates. It is important to note that this is not a forecast or prediction of future events,

WAFD, INC. AND SUBSIDIARIES
but is used as a tool for measuring potential risk. This analysis assumes zero balance sheet growth and a constant percentage composition of assets and liabilities.

	Potential Increase (Decrease) in Net Interest Income - Year 1
Basis Point Increase (Decrease) in Interest Rates	June 30, 2025		September 30, 2024
	(In thousands, except percentages)
(200)	$52,563	7.14%	$(8,284)	(1.01)%
(100)	29,659	4.03	1,832	0.22
100	8,274	1.12	(144)	(0.02)
200	17,080	2.32	22,816	2.79

NPV Sensitivity - Another method used to quantify interest rate risk is the NPV analysis. This analysis calculates the difference between the present value of interest-bearing liabilities and the present value of expected cash flows from interest-earning assets and off-balance-sheet contracts. The following table sets forth an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (measured in 100-basis-point increments) and compares the current model results to the prior quarter results.

	Potential Increase (Decrease) in NPV as of
Basis Point Increase (Decrease) in Interest Rates	June 30, 2025		September 30, 2024
	(In thousands, except percentages)
(200)	$570,650	18.95%	$393,113	13.35%
(100)	304,822	10.12	256,991	8.73
100	(359,356)	(11.93)	(293,070)	(9.96)
200	(661,283)	(21.96)	(559,613)	(19.01)

Prepayment speeds continue to be relatively low at June 30, 2025 but increasing with the Bank's conditional payment rate ("CPR") for single-family mortgages at 9.00%, up from 6.60% the year before.

Net Interest Margin - Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin was 2.69% for the quarter ended June 30, 2025 compared to 2.56% for the quarter ended June 30, 2024. The yield on interest-earning assets decreased 36 basis points to 5.30% and the cost of interest-bearing liabilities decreased 50 basis points to 3.13% over that same period. The lower yield on interest-earning assets was primarily due to falling intrest rates affecting adjustable rate loans, net cash settlements on our loan and securities fair value hedge programs and interest-bearing cash deposits.

WAFD, INC. AND SUBSIDIARIES
The following tables set forth the information explaining the changes in the net interest margin for the periods indicated compared to the respective periods one year ago.

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$20,592,807	$279,476	5.44%	$23,536,530	$337,118	5.76%
Mortgage-backed securities	2,708,789	27,855	4.12	1,765,314	17,523	3.99
Cash & Investments	1,683,378	21,544	5.13	2,386,434	33,693	5.68
FHLB stock	106,816	2,839	10.66	164,018	3,608	8.84
Total interest-earning assets	25,091,790	331,714	5.30%	27,852,296	391,942	5.66%
Other assets	1,721,710			1,851,041
Total assets	$26,813,500			$29,703,337

Liabilities and Equity
Interest-bearing customer accounts	$18,769,137	$146,735	3.14%	$18,398,704	$154,359	3.37%
Borrowings	2,226,086	16,991	3.06	5,406,585	60,397	4.49
Total interest-bearing liabilities	20,995,223	163,726	3.13%	23,805,289	214,756	3.63%
Noninterest-bearing customer accounts	2,493,365			2,593,381
Other liabilities	294,167			357,611
Total liabilities	23,782,755			26,756,281
Shareholders' equity	3,030,745			2,947,056
Total liabilities and equity	$26,813,500			$29,703,337
Net interest income/interest rate spread		$167,988	2.17%		$177,186	2.03%
Net interest margin (NIM)			2.69%			2.56%

WAFD, INC. AND SUBSIDIARIES

	Nine Months Ended June 30, 2025			Nine Months Ended June 30, 2024
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$20,822,283	$848,150	5.45%	$20,245,730	$857,251	5.66%
Mortgage-backed securities	2,318,554	70,118	4.04	1,523,673	41,694	3.66
Cash & Investments	2,254,121	87,116	5.17	2,085,208	89,947	5.76
FHLB stock	112,011	7,531	8.99	142,097	8,721	8.20
Total interest-earning assets	25,506,969	1,012,915	5.31%	23,996,708	997,613	5.55%
Other assets	1,723,318			1,655,369
Total assets	$27,230,287			$25,652,077

Liabilities and Equity
Interest-bearing customer accounts	$18,797,319	$460,833	3.28%	$15,567,225	$367,194	3.15%
Borrowings	2,616,896	67,753	3.46	4,479,958	142,399	4.25
Total interest-bearing liabilities	21,414,215	528,586	3.30%	20,047,183	509,593	3.40%
Noninterest-bearing customer accounts	2,488,886			2,595,259
Other liabilities	298,952			332,769
Total liabilities	24,202,053			22,975,211
Shareholders' equity	3,028,234			2,676,866
Total liabilities and equity	$27,230,287			$25,652,077
Net interest income/interest rate spread		$484,329	2.01%		$488,020	2.16%
Net interest margin (NIM)			2.54%			2.72%

As of June 30, 2025, total assets had decreased by $1,328,415,000 to $26,731,915,000 from $28,060,330,000 at September 30, 2024 primarily due to a reduction in loans receivable and cash used to reduce borrowings and purchase investments during the period. During the nine months ended June 30, 2025, loans receivable decreased $639,190,000, investment and mortgage-backed securities increased by $890,670,000, and FHLB stock increased by $282,000 while cash and cash equivalents decreased by $1,571,850,000, in each case as compared to September 30, 2024.
Management believes the Company's cash and cash equivalents of $809,252,000 and shareholders’ equity of $3,014,325,000 as of June 30, 2025 will provide flexibility in managing the Company's interest rate risk going forward.

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

WAFD, INC. AND SUBSIDIARIES
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
Customer account balances have remained stable, increasing by $12,601,000, or 0.1%, to $21,386,571,000 at June 30, 2025 compared with $21,373,970,000 at September 30, 2024. Total borrowings were $1,939,675,000 as of June 30, 2025, a decrease from $3,267,589,000 at September 30, 2024.
The Company's cash and cash equivalents totaled $809,252,000 at June 30, 2025, a decrease from $2,381,102,000 at September 30, 2024. This decrease served to fund purchases of investment securities and pay down borrowings.
The Company’s shareholders' equity at June 30, 2025 was $3,014,325,000, or 11.28% of total assets. This is an increase of $14,025,000 from September 30, 2024 when shareholders' equity was $3,000,300,000, or 10.69% of total assets. The Company’s shareholders' equity was impacted in the nine months ended June 30, 2025 by net income of $165,471,000, the payment of $63,785,000 in common stock dividends, the payment of $10,969,000 in preferred stock dividends, treasury stock purchases of $73,092,000, as well as the other comprehensive loss of $14,320,000. The ratio of tangible capital to tangible assets at June 30, 2025 was 9.78%. Management believes the Company's strong equity position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

WAFD, INC. AND SUBSIDIARIES
As of June 30, 2025 and September 30, 2024, the Company and the Bank met all capital adequacy requirements to which they are subject, and the Bank's regulators categorized it as well capitalized under the regulatory framework for prompt corrective action.

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

June 30, 2025
Common Equity Tier I risk-based capital ratio:
The Company	$2,189,703	11.75%	4.50%	NA
The Bank	2,502,215	13.43%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	2,489,703	13.36%	6.00%	NA
The Bank	2,502,215	13.43%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,754,285	14.78%	8.00%	NA
The Bank	2,715,386	14.58%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	2,489,703	9.44%	4.00%	NA
The Bank	2,502,215	9.49%	4.00%	5.00%

September 30, 2024
Common Equity Tier 1 risk-based capital ratio:
The Company	$2,153,721	11.31%	4.50%	NA
The Bank	2,463,266	12.94%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	2,453,721	12.88%	6.00%	NA
The Bank	2,463,266	12.94%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,722,290	14.29%	8.00%	NA
The Bank	2,681,116	14.08%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	2,453,721	8.90%	4.00%	NA
The Bank	2,463,266	8.94%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents - Cash and cash equivalents were $809,252,000 at June 30, 2025, a decrease of $1,571,850,000, or 66.0%, since September 30, 2024. This decrease served to fund purchases of investment securities and pay down borrowings.

Available-for-sale and held-to-maturity investment securities - AFS securities increased $814,788,000, or 31.7%, during the nine months ended June 30, 2025, a result of securities purchases of $1,218,796,000 combined with unrealized gains during the period of $6,123,000 and a reclassification of gain into earnings from AFS securities hedging derivatives of $13,828,000 partially offset by principal repayments and maturities of $412,578,000. During the same period, the balance of HTM securities increased by $75,882,000 primarily due to purchases of $114,182,000 partially offset by principal pay-downs and maturities of $38,269,000. As of June 30, 2025, the Company had a total net unrealized loss on AFS securities of $38,368,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

WAFD, INC. AND SUBSIDIARIES
Substantially all of the Company’s HTM and AFS debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit or implicit guarantee of the U.S. government and have a long history of zero credit loss. The Company did not record an allowance for credit losses for HTM securities as of June 30, 2025 or September 30, 2024 as the investment portfolio consists primarily of U.S. government agency mortgage-backed securities that management deems to have immaterial risk of loss. The impact going forward will depend on the composition, characteristics, and credit quality of the securities portfolios as well as the economic conditions at future reporting periods. The Company does not believe that any of its AFS debt securities had credit loss impairment as of June 30, 2025 or September 30, 2024; therefore, no allowance was recorded.

Loans receivable - Loans receivable, net of related contra accounts, decreased by $639,190,000 to $20,277,164,000 at June 30, 2025, compared to $20,916,354,000 at September 30, 2024. The decrease was primarily loan principal repayments of $3,644,554,000 outpacing originations of $2,541,479,000 and decreases in loans-in-process of $336,460,000. Commercial loan originations accounted for 77% of total originations and consumer loan originations were 23% during the year to date. The Company continues to focus on commercial lending, coupled with growing economies in all major markets in which we operate.
The following table shows the loan portfolio by category and the change from prior fiscal year end.

	June 30, 2025		September 30, 2024		Change
	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$4,881,996	22.9%	$4,658,119	20.8%	$223,877	4.8%
Commercial real estate	3,615,077	16.9	3,757,040	16.8	(141,963)	(3.8)
Commercial & industrial	2,295,802	10.7	2,337,139	10.4	(41,337)	(1.8)
Construction	1,540,474	7.2	2,174,254	9.7	(633,780)	(29.1)
Land - acquisition & development	175,643	0.8	200,713	1.0	(25,070)	(12.5)
Total commercial loans	12,508,992	58.5	13,127,265	58.7	(618,273)	(4.7)
Consumer loans
Single-family residential	8,231,623	38.5	8,399,030	37.6	(167,407)	(2.0)
Construction - custom	188,109	0.9	384,161	1.7	(196,052)	(51.0)
Land - consumer lot loans	96,582	0.5	108,791	0.5	(12,209)	(11.2)
HELOC	272,614	1.3	266,151	1.2	6,463	2.4
Consumer	69,912	0.3	73,998	0.3	(4,086)	(5.5)
Total consumer loans	8,858,840	41.5	9,232,131	41.3	(373,291)	(4.0)
Total gross loans	21,367,832	100%	22,359,396	100%	(991,564)	(4.4)
Less:
Allowance for credit losses on loans	198,768		203,753		(4,985)	(2.4)
Loans in process	673,338		1,009,798		(336,460)	(33.3)
Net deferred fees, costs and discounts	218,562		229,491		(10,929)	(4.8)
Total loan contra accounts	1,090,668		1,443,042		(352,374)	(24.4)
Net loans	$20,277,164		$20,916,354		$(639,190)	(3.1)%

WAFD, INC. AND SUBSIDIARIES

The following tables provide information regarding loans receivable by loan class and geography.

June 30, 2025	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	(In thousands)
Washington	$499,039	$507,663	$844,426	$158,500	$23,545	$3,301,897	$46,219	$51,554	$15,689	$141,946	$5,590,478
California	1,038,159	239,422	130,564	7,891	—	1,464,262	—	—	10,297	815	2,891,410
Oregon	786,789	401,171	244,036	72,399	38,287	896,078	11,810	11,532	229	36,136	2,498,467
Arizona	716,755	503,407	95,559	128,604	1,829	776,990	17,170	15,821	9,175	34,454	2,299,764
Utah	664,869	345,368	128,688	156,177	45,720	590,664	7,320	1,205	27,382	12,705	1,980,098
Texas	528,335	803,958	619,790	283,070	5,803	144,223	—	338	5	4,957	2,390,479
New Mexico	198,333	296,239	17,110	48,443	2,306	211,395	4,455	2,470	97	10,364	791,212
Idaho	181,610	178,757	44,069	83,077	8,278	398,417	3,632	7,689	50	22,049	927,628
Nevada	126,583	160,843	99,529	43,537	4,267	316,787	4,766	5,326	2,027	10,959	774,624
Other	39,557	155,567	68,311	54,003	—	7,434	—	—	5,008	1,893	331,773
	$4,780,029	$3,592,395	$2,292,082	$1,035,701	$130,035	$8,108,147	$95,372	$95,935	$69,959	$276,278	$20,475,933

Percentage by geographic area
June 30, 2025	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	As % of total gross loans
Washington	2.5%	2.4%	4.1%	0.8%	0.1%	16.1%	0.4%	0.3%	0.1%	0.6%	27.4%
California	5.1	1.2	0.6	—	—	7.2	—	—	0.1	—	14.2
Oregon	3.8	2.0	1.2	0.4	0.3	4.4	.	0.1	—	0.1	12.3
Arizona	3.5	2.5	0.5	0.6	—	3.8	0.1	0.1	—	0.2	11.3
Utah	3.2	1.7	0.6	0.8	0.2	2.9	—	—	0.1	0.1	9.6
Texas	2.6	3.9	3.0	1.4	—	0.7	—	—	—	—	11.6
New Mexico	1.0	1.4	0.1	0.2	—	1.0	—	—	—	0.1	3.8
Idaho	0.9	0.9	0.2	0.4	—	1.9	—	—	—	0.1	4.4
Nevada	0.6	0.8	0.5	0.2	—	1.5	—	—	—	0.1	3.7
Other	0.2	0.7	0.4	0.3	—	0.1	—	—	—	—	1.7
	23.4%	17.5%	11.2%	5.1%	0.6%	39.6%	0.5%	0.5%	0.3%	1.3%	100%

Percentage by geographic area as a % of each loan type
June 30, 2025	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC
	As % of total gross loans
Washington	10.4%	14.1%	36.8%	15.3%	18.1%	40.7%	48.4%	53.7%	22.4%	51.3%
California	21.7	6.7	5.7	0.8	—	18.0	—	—	14.7	0.3
Oregon	16.5	11.2	10.7	7.0	29.5	11.1	12.4	12.0	0.3	13.1
Arizona	15.0	14.0	4.2	12.4	1.4	9.6	18.0	16.5	13.1	12.5
Utah	13.9	9.6	5.7	15.1	35.2	7.3	7.7	1.3	39.1	4.6
Texas	11.1	22.4	27.0	27.3	4.5	1.8	—	0.4	—	1.8
New Mexico	4.1	8.2	0.7	4.7	1.8	2.6	4.7	2.6	0.2	3.7
Idaho	3.8	5.0	1.9	8.0	6.4	4.9	3.8	8.0	0.1	8.0
Nevada	2.6	4.5	4.3	4.2	3.3	3.9	5.0	5.5	2.9	4.0
Other	0.9	4.3	3.0	5.2	—	0.1	—	—	7.2	0.7
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

WAFD, INC. AND SUBSIDIARIES

The following table shows the geographic distribution by state of the loan portfolio and the change from the prior fiscal year end.

	June 30, 2025	September 30, 2024	Change
Washington	27.4%	27.3%	0.1
California	14.2	14.4	(0.2)
Oregon	12.3	11.7	0.6
Arizona	11.3	11.0	0.3
Utah	9.6	9.9	(0.3)
Texas	11.6	11.8	(0.2)
New Mexico	3.8	3.6	0.2
Idaho	4.4	4.3	0.1
Nevada	3.7	3.7	—
Other[1]	1.7	2.3	(0.6)
	100%	100%
1Includes loans from outside of our nine state footprint.

Non-performing assets - Non-performing assets increased $19,742,000 during the nine months ended June 30, 2025 to $97,160,000 from $77,418,000 at September 30, 2024. The change is due to a $13,155,000 increase in non-accrual loans and a $6,587,000 increase in real estate owned. Non-performing assets as a percentage of total assets was 0.36% at June 30, 2025 compared to 0.28% at September 30, 2024.

The following table sets forth information regarding non-performing assets.

	June 30, 2025		September 30, 2024
	($ in thousands)
Non-accrual loans:
Multi - family	$11,601	14.0%	$18,743	27.0%
Commercial real estate	46,720	56.5	26,362	37.9
Commercial & industrial	33	0.1	—	—
Construction	3,400	4.1	1,120	1.6
Land - acquisition & development	—	—	74	0.1
Single-family residential	19,246	23.3	21,488	30.9
Construction - custom	847	1.0	848	1.2
Land - consumer lot loans	8	—	—	—
HELOC	662	0.8	596	0.9
Consumer	179	0.2	310	0.4
Total non-accrual loans	82,696	100%	69,541	100%
Real estate owned	11,154		4,567
Other property owned	3,310		3,310
Total non-performing assets	$97,160		$77,418
Total non-performing assets as a percentage of total assets	0.36%		0.28%

The Company would have recognized interest income of $2,834,000 for the same period had non-accrual loans performed according to their original contract terms. In addition to the non-accrual loans reflected in the above table, the Company had

WAFD, INC. AND SUBSIDIARIES
$687,436,000 of loans that were less than 90 days delinquent at June 30, 2025 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs as a percent of total assets would have increased to 2.94% at June 30, 2025. For the nine months ended June 30, 2025, the Company recognized $2,694,000 in interest income on cash payments received from borrowers on non-accrual loans.

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

Allowance for credit losses - The following table shows the composition of the Company’s allowance for credit losses and the change since the prior fiscal year end.

	June 30, 2025		September 30, 2024		Change
Allowance for credit losses:	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$26,806	13.5%	25,248	12.4%	$1,558	6.2%
Commercial real estate	42,275	21.3	39,210	19.2	3,065	7.8
Commercial & industrial	56,773	28.5	58,748	28.8	(1,975)	(3.4)
Construction	17,113	8.6	22,267	10.9	(5,154)	(23.1)
Land - acquisition & development	6,407	3.3	7,900	3.9	(1,493)	(18.9)
Total commercial loans	149,374	75.2	153,373	75.3	(3,999)	(2.6)
Consumer loans
Single-family residential	39,998	20.1	40,523	19.9	(525)	(1.3)
Construction - custom	746	0.3	1,427	0.7	(681)	(47.7)
Land - consumer lot loans	2,277	1.1	2,564	1.3	(287)	(11.2)
HELOC	3,122	1.7	3,049	1.5	73	2.4
Consumer	3,251	1.6	2,817	1.4	434	15.4
Total consumer loans	49,394	24.8	50,380	24.7	(986)	(2.0)
Total allowance for loan losses	198,768	100.0%	203,753	100.0%	(4,985)	(2.4)
Reserve for unfunded commitments	20,500		21,500		(1,000)	(4.7)
Total allowance for credit losses	$219,268		$225,253		$(5,985)	(2.7)%

Management believes the allowance for credit losses of $219,268,000, or 1.03% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E and Note I for further details of the allowance for loan losses and reserve for unfunded commitments as of and for the periods ended June 30, 2025 and September 30, 2024.

Real estate owned ("REO") - REO increased during the nine months ended June 30, 2025 by $6,587,000 to $11,154,000. The increase was due to the foreclosure of two commercial properties and one residential property and the transfer of three former branch properties.

WAFD, INC. AND SUBSIDIARIES
Intangible assets - Intangible assets decreased to $444,291,000 as of June 30, 2025 from $448,425,000 as of September 30, 2024 as the result of an adjustment to purchase accounting related to the Merger combined with normal amortization.

Customer accounts - Customer accounts increased $12,601,000, or 0.1%, to $21,386,571,000 at June 30, 2025 compared with $21,373,970,000 at September 30, 2024. Transaction accounts increased by $151,939,000 or 1.3% during that period, while time deposits decreased $139,338,000, or 1.5%, consistent with our strategy to shift away from time deposits in favor of transaction accounts.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	June 30, 2025			September 30, 2024
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$2,487,816	11.6%	—%	$2,500,467	11.7%	—%
Interest checking	4,705,457	21.9	2.61	4,486,444	21.0	2.89
Savings	703,085	3.5	0.22	718,560	3.4	0.23
Money market	4,072,766	19.0	2.15	4,111,714	19.2	2.22
Time deposits	9,417,447	44.0	3.88	9,556,785	44.7	4.58
Total	$21,386,571	100%	2.70%	$21,373,970	100%	3.09%

Borrowings - Borrowings were $1,939,675,000 as of June 30, 2025 a decrease from $3,267,589,000 as of September 30, 2024 as a result of repayments. The weighted average effective rate for borrowings was 2.76% as of June 30, 2025 and 3.93% at September 30, 2024.

Shareholders' equity - The Company’s shareholders' equity at June 30, 2025 was $3,014,325,000, or 11.28% of total assets. This is an increase of $14,025,000 from September 30, 2024 when shareholders' equity was $3,000,300,000, or 10.69% of total assets. The Company’s shareholders' equity was impacted in the nine months ended June 30, 2025 by net income of $165,471,000, the payment of $63,785,000 in common stock dividends, payment of $10,969,000 in preferred stock dividends, treasury stock purchases of $73,092,000, as well as changes in other comprehensive income of $14,320,000.

RESULTS OF OPERATIONS

Net Income - The Company recorded net income of $61,952,000 for the three months ended June 30, 2025 compared to $64,560,000 for the prior year quarter. All driving factors are described below.
Net Interest Income - For the three months ended June 30, 2025, net interest income was $167,988,000, which is $9,198,000 less than the same quarter of the prior year. This is largely the result of decreased loan volume as net interest margin was 2.69% for the quarter ended June 30, 2025 compared to 2.56% for the quarter ended June 30, 2024. The decrease in net interest income compared to the June 30, 2024 quarter is largely due to reduced interest-earning asset balances as a result of loan repayments and decreased demand for new loans compared to the reduction in interest-bearing liabilities for the same period. Average interest-earning assets decreased by $2,760,506,000 compared to a decrease of $2,810,066,000 in average interest-bearing liabilities. Although the reduction in liabilities was larger the effect of the lower assets was magnified by the higher yields. The effects of the balance decreases were partially offset by a lower average rate paid on interest-bearing liabilities which decreased by 50 basis points. For the nine months ended June 30, 2025, net interest income was $484,329,000, which is a decrease of $3,691,000 from the same period of the prior year. Net interest margin was 2.54% for the nine months ended June 30, 2025 compared to 2.72% for the prior year same period.

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

WAFD, INC. AND SUBSIDIARIES
Rate / Volume Analysis:

	Comparison of Three Months Ended 6/30/2025 and 6/30/2024			Comparison of Nine Months Ended 6/30/2025 and 6/30/2024
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans receivable	$(39,922)	$(17,720)	$(57,642)	$23,749	$(32,850)	$(9,101)
Mortgage-backed securities	9,737	595	10,332	23,697	4,727	28,424
Investments (1)	(10,417)	(2,500)	(12,917)	5,971	(9,992)	(4,021)
All interest-earning assets	(40,602)	(19,625)	(60,227)	53,417	(38,115)	15,302
Interest expense:
Customer accounts	3,083	(10,707)	(7,624)	78,096	15,544	93,640
Borrowings	(28,145)	(15,260)	(43,405)	(51,600)	(23,046)	(74,646)
All interest-bearing liabilities	(25,062)	(25,967)	(51,029)	26,496	(7,502)	18,994
Change in net interest income	$(15,540)	$6,342	$(9,198)	$26,921	$(30,613)	$(3,692)
___________________
(1)Includes interest on cash equivalents and dividends on FHLB stock.
Provision for Credit Losses - The Company recorded $2,000,000 provision for credit losses for the three months ended June 30, 2025, compared with a provision for credit losses of $1,500,000 for the three months ended June 30, 2024. The provision recorded in the three months ended June 30, 2025 was the net result of a decreased loan receivable balance, mixed credit metrics, including the increasing trends in negative migration of criticized and nonperforming loans, and charge-offs taken during the quarter. The provision in 2024 was due to borrower sensitivity to high interest rates and inflationary pressures within the commercial and industrial portfolio. The Company recorded $4,750,000 provision for credit losses for the nine months ended June 30, 2025 compared to $17,500,000 for the nine months ended June 30, 2024. The provision in the prior period included the initial provision of $16,000,000 recorded for the loans acquired in the Merger. Net charge-offs totaled $5,441,000 for the three months ended June 30, 2025, compared to $1,253,000 during the three months ended June 30, 2024. Net charge-offs totaled $10,735,000 for the nine months ended June 30, 2025, compared to $1,286,000 during the nine months ended June 30, 2024.

Non-Interest Income - The three months ended June 30, 2025 results included total non-interest income of $18,273,000 compared to $17,255,000 for the same period one year ago, a $1,018,000 increase. The increase was primarily due to increased prepayments and other fees earned on loans. The results for the nine months ended June 30, 2025 include total non-interest income of $52,856,000 compared to $44,814,000 for the nine months ended June 30, 2024, an $8,042,000 increase. This increase was the result of increased prepayment fees earned on loans plus increased commission income from WaFd Insurance, the Company's insurance subsidiary.

Non-Interest Expense - Non-interest expense was $104,327,000 for the three months ended June 30, 2025, a decrease of $5,752,000 from $110,079,000 for the prior year quarter, largely a result of reduced compensation costs in the current fiscal year due to restructuring arising from management's decision to exit the single family mortgage lending market combined with reduced FDIC premium costs. Non-interest expense for the three months ended June 30, 2025 and June 30, 2024 equaled 1.56% and 1.48%, respectively, of average assets Non-interest expense was $320,470,000 for the nine months ended June 30, 2025, a decrease of $19,861,000 from $340,331,000 for the same period in fiscal 2024. This decrease was due to the large amount of Merger-related expenses incurred in the first half of fiscal 2024 in addition to the quarter-over-quarter savings described above. Total non-interest expense for the nine months ended June 30, 2025 and June 30, 2024 equaled 1.57% and 1.77%, respectively, of average assets.

Gain (Loss) on Real Estate Owned - Results for the three months ended June 30, 2025 include a net loss on REO of $176,000, compared to a net loss of $124,000 for the prior year quarter. Results for the nine months ended June 30, 2025 included a net gain on REO of $54,000, compared to a net gain of $387,000 in the prior year period.

Income Tax Expense - Income tax expense totaled $17,806,000 for the three months ended June 30, 2025, compared to $18,178,000 for the prior year quarter. The effective tax rate was 22.33% and 21.97% for the three months ended June 30, 2025 and June 30, 2024, respectively. Income tax expense totaled $46,548,000 for the nine months ended June 30, 2025, compared to $36,489,000 for the prior year period. The effective tax rate was 21.95% and 20.80% for the nine months ended June 30, 2025 and June 30, 2024, respectively. The Company’s effective tax rate varies from the statutory rate mainly due to

WAFD, INC. AND SUBSIDIARIES
state taxes, tax-exempt income, tax-credit investments, miscellaneous non-deductible expenses and discrete tax adjustments for prior periods.

On July 4, 2025, the One Big Beautiful Bill Act, officially designated as H.R. 1, was enacted into law. This legislation includes significant changes to federal tax law and other regulatory provisions that may impact the Company. Key provisions include the permanent extension of several business tax benefits originally introduced under the 2017 Tax Cuts and Jobs Act. The Company is currently evaluating the provisions of the new law and the potential effects on its financial position, results of operations and cash flows. At this time, we believe that there will be no significant impact.

We account for our portfolio of LIHTC investments under the proportional amortization method. The tax benefits from pass-through tax credits and losses from our LIHTC investments are included in our estimate of income tax liability for the year, and therefore reflected in the Income Tax Expense line of the statement of operations. We currently estimate that the total amount of tax benefits from our LIHTC investment portfolio that will be recognized during this fiscal year is about $19.7 million.

The amortization of LIHTC investments is a component of our income tax expense and therefore also reflected in the Income Tax Expense line. We expect the total amount of amortization expense that will be recognized during this fiscal year is about $16.1 million.

Item 3.                Quantitative and Qualitative Disclosures About Market Risk
Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2024, as described in the Company's 2024 10-K. For a complete discussion of the Company’s quantitative and qualitative market risk, see "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company’s 2024 Form 10-K.

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

Item 1A. Risk Factors

In addition to the new or revised risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the Company's 2024 10-K. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended June 30, 2025.

Period	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2025 to April 30, 2025	613,048	$28.05	611,239	10,166,659
May 1, 2025 to May 31, 2025	737,786	30.04	728,446	9,438,213
June 1, 2025 to June 30, 2025	311,674	28.81	308,725	9,129,488
Total	1,662,508	$29.08	1,648,410	9,129,488
(1)The Company's stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 86,956,264 shares have been authorized for repurchase. This includes the 10,000,000 additional shares authorized by the Board of Directors on May 14, 2024.
(2)Shares purchased outside the Company's publicly announced stock repurchase program consist of the forfeiture and cancellation of shares upon vesting of restricted stock awards to pay required tax withholding obligations and shares underlying stock options surrendered in payment of the exercise price and to pay required tax withholding obligations.

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

Item 3.                Defaults Upon Senior Securities
Not applicable

Item 4.                Mine Safety Disclosures
Not applicable

Item 5.                Other Information
Trading Arrangements - During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K except as follows:

On June 17, 2025, Director Sean Singleton entered into a Rule 10b5-1 Plan, intended to satisfy the affirmative defense of Rule 10b5- 1(c) under the Exchange Act. The Rule 10b5-1 Plan provides for the potential sale (beginning on September 17, 2025) of up to 1,004 shares of the Company's common stock. The Rule 10b5-1 Plan expires on December 31, 2025, or upon the earlier completion of all the transactions authorized thereunder.

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

August 5, 2025	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL Vice Chair, President & Chief Executive Officer
(Principal Executive Officer)

August 5, 2025	/S/ KELLI J. HOLZ
KELLI J. HOLZ Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 5, 2025	/S/ BLAYNE A. SANDEN
BLAYNE A. SANDEN Senior Vice President and Principal Accounting Officer
(Principal Accounting Officer)