Form 10-K
period 2025-09-30
WAFD INC
filed 2025-11-18
CIK 936528

United States
Securities and Exchange Commission
Washington, D.C. 20549
____________________________________________________________
 FORM 10-K
____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐     No  ☒
The aggregate market value of the registrant's common stock ("Common Stock") held on March 31, 2025, the last business day of the registrant's second fiscal quarter by non-affiliates was $2,276,388,597 based on the NASDAQ Stock Market closing price of $28.58 per share on that date. This is based on 79,649,706 shares of Common Stock that were issued and outstanding on this date, which excludes 1,108,968 shares held by all affiliates.
At November 14, 2025, there were 76,701,002 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents incorporated by reference and the Part of Form 10-K into which the document is incorporated:
(1) Portions of the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders to be held on February 3, 2026 are incorporated into Part III,
Items 10-14 of this Form 10-K.
WAFD, INC. AND SUBSIDIARIES
FORM 10-K ANNUAL REPORT
SEPTEMBER 30, 2025
PART I
PART II
PART III
PART IV

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
WaFd, Inc. ("we" or the "Company") makes statements in this Annual Report on Form 10-K that constitute forward-
looking statements. Words such as “expects,” “anticipates,” “believes,” “estimates,” “intends,” “forecasts,” “projects” and other similar expressions or future or conditional verbs such as “will,” “should,” “would” and “could” are intended to help identify such forward-looking statements. These statements are not historical facts, but instead represent current expectations, plans or forecasts of the Company and are based on the beliefs and assumptions of the management of the Company and the information available to management at the time that these disclosures were prepared. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of
the Securities Exchange Act of 1934. These statements are not guarantees of future results or performance and involve certain risks, uncertainties and assumptions that are difficult to predict and often are beyond the Company's control. Actual outcomes and results may differ materially from those expressed in, or implied by, the Company's forward-looking statements.
              You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this report, including under Item 1A. “Risk Factors,” and in any of the Company's other subsequent Securities and Exchange Commission filings, which could cause the Company's future results to differ materially from the plans, objectives, goals, estimates, intentions and expectations expressed in forward-
looking statements:
Operational Risks:
•fluctuating interest rates and the impact of inflation on the Company's business and financial results;
•risks associated with cybersecurity incidents and threat actors;
•risks associated with changes in business structure and divestitures of lines of business, including the Bank's exit from the single family mortgage lending market;
•economic uncertainty or a deterioration in economic conditions or slowdowns in economic growth, including financial stress on borrowers (consumers and businesses);
•risks associated with changes to monetary policy by the Federal Reserve;
•global economic trends, including developments related to Ukraine and Russia, the Middle East, and related negative financial impacts on our borrowers, the financial markets and the global economy;
•risks associated with inflationary pressures and rising prices;
•risks associated with the development and use of artificial intelligence;
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
•risks associated with failures of our risk management framework;
•risks associated with our failure to retain or attract key employees;
•risks related to the impacts of climate change on our business or reputation;
•the effects of natural or man-made disasters, calamities, or conflicts, including terrorist events and pandemics (such as the COVID-19 pandemic), related regulations, and potential impacts on the creditworthiness of our customers;
Regulatory and Litigation Risk:
•non-compliance with the Community Reinvestment Act, USA PATRIOT Act, Bank Secrecy Act, Home Mortgage
Disclosure Act, or other laws and regulations;
•legislative and regulatory limitations, and potential limitations in the manner in which the Company conducts its business and undertakes new investments and activities;
•risks associated with changes in regulation, regulatory capital requirements or regulatory oversight, accounting rules, and laws;
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
Security Ownership Risks:
•negative effects of activist shareholders;
•our ability to continue to pay dividends, including on our outstanding Series A Preferred Stock; and make stock repurchases;
•risks related to the volatility of our Common Stock, and future dilution;
•risks related to Washington's anti-takeover statute;
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

Item 1.                 Business
General
WaFd Bank, a federally-insured Washington state chartered commercial bank formerly known as Washington Federal Bank
(the "Bank" or "WaFd Bank"), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, small, mid-sized and large businesses, and owners and developers of commercial real estate.  Effective September 25, 2025, the Bank formally changed its name from Washington Federal
Bank to WaFd Bank by filing its Second Amended and Restated Articles of Incorporation with the Washington Secretary of State.
WaFd, Inc., a Washington corporation, was formed as the Bank’s holding company in November, 1994. As used throughout this document, the terms "WaFd," the "Company" or "we" or "us" and "our" refer to WaFd, Inc. and its consolidated subsidiaries, and the term "Bank" or "WaFd Bank" refers to its bank operating subsidiary. The Company is headquartered in Seattle, Washington.
On November 9, 1982 the Company listed and began trading on the NASDAQ. Profitable operations have been recorded every year since going public. As of September 30, 2025, the stock traded at 82 times its original 1982 offering price, has paid 170 consecutive quarterly cash dividends and has returned 14,253% total shareholder return to those who invested 43 years ago.
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
The Company's fiscal year end is September 30th. All references herein to 2025, 2024 and 2023 represent balances as of
September 30, 2025, September 30, 2024 and September 30, 2023, respectively, or activity for the fiscal years then ended.
The business of the Bank consists primarily of accepting deposits from the general public and investing these funds in loans of various types, including construction loans, land acquisition and development loans, loans on multi-family, commercial real estate and other income producing properties, and business loans, including U.S. Small Business Administration (“SBA”) loans. In
January, 2025, the Bank announced it will no longer originate consumer single family home loans and home equity lines of credit.
Our existing consumer home loans still make up a significant portion of our loan portfolio.  The Bank also invests in certain United
States government and agency obligations and other investments permitted by applicable laws and regulations. As of September 30,
2025, WaFd Bank has 208 branches located in Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico, California and
Texas. The Bank delivers its financial products and services to customers through both its branch network and digital channels, including its website and mobile banking application (information contained on our website and mobile application are not incorporated by reference into this Annual Report on Form 10-K). The Company is also engaged in insurance brokerage activities through the Bank’s subsidiary, WaFd Insurance Group, Inc., and wealth management products and services through WaFd Wealth,
Inc., a subsidiary of the Company.
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
Congress, could have a significant impact on the Company and its operations. See “WaFd Bank, wholly-owned operating subsidiary
— Regulation” section below.

Lending Activities
The Company's net loan portfolio totaled $20,088,618,000 at September 30, 2025 and represents 75.2% of total assets. Lending activities include the origination of commercial loans secured by real estate, adjustable-rate construction loans, adjustable-rate land development loans, fixed-rate and adjustable-rate multi-family loans, fixed-
rate and adjustable-rate commercial real estate loans and fixed-rate and adjustable-rate business loans. Beginning in January 2025, the Bank announced it will no longer originate consumer single family home loans and home equity lines of credit, however, existing consumer home loans still make up a significant portion of our loan portfolio.
The following table is a summary of loans receivable by loan portfolio segment and class.

	September 30, 2025		September 30, 2024		September 30, 2023
	($ in thousands)
Gross loans by category
Commercial loans
Multi-family	$4,718,480	22.2%	$4,658,119	20.8%	$2,907,086	14.8%
Commercial real estate	3,604,600	16.9	3,757,040	16.8	3,344,959	17.0
Commercial & industrial	2,392,685	11.2	2,337,139	10.5	2,321,717	11.8
Construction	1,756,890	8.3	2,174,254	9.7	3,318,994	16.9
Land - acquisition & development	179,099	0.8	200,713	0.9	201,538	1.0
Total commercial loans	12,651,754	59.5	13,127,265	58.7	12,094,294	61.6
Consumer loans
Single-family residential	8,053,771	37.9	8,399,030	37.6	6,451,270	32.8
Construction - custom	150,237	0.7	384,161	1.7	672,643	3.4
Land - consumer lot loans	89,298	0.4	108,791	0.5	125,723	0.6
HELOC	267,871	1.3	266,151	1.2	234,410	1.2
Consumer	61,461	0.3	73,998	0.3	70,164	0.4
Total consumer loans	8,622,638	40.5	9,232,131	41.3	7,554,210	38.4
Total gross loans	21,274,392	100%	22,359,396	100%	19,648,504	100%
Less:
Allowance for credit losses (1)	199,720		203,753		177,207
Loans in process	773,606		1,009,798		1,895,940
Net deferred fees, costs and discounts	212,448		229,491		98,807
Total loan contra accounts	1,185,774		1,443,042		2,171,954
Net loans	$20,088,618		$20,916,354		$17,476,550
__________________
(1) The ACL within the table does not include the reserve for unfunded commitments which was $21,500,000, $21,500,000 and  $24,500,000 as of
September 30, 2025, 2024 and 2023, respectively.

Lending Programs and Policies. The Bank's lending activities include commercial and consumer loans, including the following loan categories.
Commercial real estate loans.  The Bank makes loans on a variety of commercial real estate (“CRE”) types which are generally secured by the subject property.  Management differentiates multi-family properties from the rest of our CRE portfolio as these loans have key differences in their risk profile.
The following table provides detail of the amortized cost of non-multi family CRE loans by property type:

	September 30, 2025	September 30, 2024	September 30, 2023
	($ in thousands)
Office	$802,868	$783,363	$815,776
Industrial	816,758	705,401	591,507
Retail	356,229	399,276	377,300
Warehouse/Self Storage	293,693	295,275	252,677
Medical/dental	231,622	265,495	198,208
Mixed Use	188,298	229,351	232,564
Hotel/motel	192,148	205,895	228,503
Other	707,334	848,099	613,566
Total commercial real estate loans	$3,588,950	$3,732,155	$3,310,101
Within the types listed above, a CRE subject property could be either owner or non-owner occupied. The following table provides the amortized cost of CRE loans by occupation status:

	September 30, 2025		September 30, 2024		September 30, 2023
	($ in thousands)
Non-owner occupied	$2,988,265	83%	$3,130,637	84%	$2,715,693	82%
Owner occupied	600,685	17%	601,518	16%	594,408	18%
Total commercial real estate loans	$3,588,950	100%	$3,732,155	100%	$3,310,101	100%
In underwriting, the Bank considers a number of factors, which include the historic and projected net cash flows to the loan's debt service requirement, the age and condition of the collateral, the financial resources and income level of the borrower and the borrower's experience in owning or managing similar properties. CRE loans are originated in amounts up to 75% of the appraised value of the property securing the loan.
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
Commercial and industrial loans. The Bank makes various types of business loans to customers in its market area for working capital, acquiring real estate, SBA program financing, financing equipment or other business purposes, such as acquisitions. The terms of these loans generally range from less than one year to a maximum of ten years. The loans are either negotiated on a fixed-rate basis or carry adjustable interest rates indexed to the Secured Overnight Funding Rate ("SOFR"),
Prime Rate or another market rate.

Commercial loans are made based upon assessment of the borrower's ability and willingness to repay along with an evaluation of secondary repayment sources such as the value and marketability of collateral. Most such loans are extended to closely held businesses and the personal guaranty of the principal is usually obtained. Commercial loans have a relatively high risk of default compared to residential real estate loans. Pricing of commercial loans is based on the credit risk of the borrower with consideration given to the overall relationship of the borrower, including deposits and contributed equity/loan-to-value ratio. The acquisition of business deposits is an important focus of this business line. The Bank provides a full line of treasury management products to support the depository needs of its customers.
Construction loans. The Bank originates construction loans to finance construction of single-family and multi-family residences as well as commercial properties. Loans made to builders are generally tied to an interest rate index and normally have maturities of two years or less or are structured such that they convert to a permanent loan after the completion of construction or stabilization of the property. Legacy loans made to individuals for construction of their home generally are 30-
year fixed rate loans. The Bank's policies provided that for residential construction loans, loans may be made for 85% or less of the construction cost or 80% of the appraised value of the property upon completion, whichever is less. As a result of activity over the past four decades, the Bank believes that builders of single-family residences in its primary market areas consider the
Bank to be a construction lender of choice.  Because of this history, the Bank has developed a staff with in-depth land development and construction experience and working relationships with selected builders based on their operating histories and financial stability.
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
Single-family residential loans. In January 2025, the Bank announced its exit from the single-family mortgage lending market, including home equity lines of credit  ("HELOC"). Prior to this exit, the Bank originated 30-year fixed-rate mortgage loans and HELOCs secured by single-family residences. Mortgage lending prior to exit was subject to written, nondiscriminatory underwriting standards, loan origination procedures and lending policies approved by the Company's Board of Directors (the "Board"). Although the Bank is no longer originating these loans, there are currently no plans to sell loans from the existing portfolio.

Property valuations were required on all real estate loans. Appraisals were prepared by independent appraisers, reviewed by staff of the Bank, and approved by the Bank's management. Property evaluations were sometimes utilized in lieu of appraisals on single-family real estate loans of $250,000 or less and were reviewed by the Bank's staff. Detailed loan applications were obtained to determine the borrower's ability to repay and the more significant items on these applications are verified through the use of credit reports, financial statements or written confirmations.
Depending on the size of the loan involved, a varying number of officers of the Bank must approve the loan application before the loan could be granted. Federal guidelines limit the amount of a real estate loan made to a specified percentage of the value of the property securing the loan, as determined by an evaluation at the time the loan is originated. This is referred to as the loan-to-value ratio. The Board sets the maximum loan-to-value ratios for each type of real estate loan offered by the Bank.
When establishing general reserves for loans with loan-to-value ratios exceeding 80% that are not insured by private mortgage insurance, the Bank considers the additional risk inherent in these products, as well as their relative loan loss experience, and provides reserves when deemed appropriate. The total balance for loans with loan-to-value ratios exceeding
80% at origination as of September 30, 2025, was $136,605,000, with allocated reserves of $1,256,000.
Origination and Purchase of Loans. The Bank has general authority to lend anywhere in the United States; however, its primary lending areas are within the states of Washington, Oregon, Idaho, Arizona, Utah, Nevada, New Mexico, California and
Texas.  Loan originations come from a variety of sources, although most business purpose loans are obtained primarily by direct solicitation of borrowers and ongoing relationships.
The Bank also purchases loans and mortgage-backed securities when lending rates and volume for new loan originations in its market area do not fulfill its needs.

The table below shows the Bank's total loan origination, purchase and repayment activities.

Twelve Months Ended September 30,	2025	2024	2023
	(In thousands)
Commercial loan originations (1)
Multi-family	$104,035	$60,730	$136,788
Commercial Real Estate	384,749	246,930	223,361
Commercial & Industrial	1,667,064	1,677,371	2,032,460
Construction	1,038,182	603,829	1,046,971
Land – Acquisition & Development	94,864	45,406	34,946
Total commercial loans	3,288,894	2,634,266	3,474,526
Consumer loan originations (1)
Single-family residential	211,686	430,272	610,130
Construction – custom	95,835	209,781	346,784
Land – Consumer Lot Loans	7,340	21,187	21,133
HELOC	145,501	161,917	154,030
Consumer	206,943	174,648	95,553
Total consumer loans	667,305	997,805	1,227,630
Total loans originated	3,956,199	3,632,071	4,702,156
Loans purchased (3)	113,069	6,207,393	80,015
Loans sold (4)	—	(3,017,506)	—
Loan principal repayments	(5,145,176)	(4,302,359)	(4,435,269)
Net change in loans in process, discounts, etc. (2)	248,172	920,205	1,016,084
Net loan activity increase (decrease)	$(827,736)	$3,439,804	$1,362,986

Beginning balance	$20,916,354	$17,476,550	$16,113,564
Ending balance	$20,088,618	$20,916,354	$17,476,550
 ___________________
(1)Includes undisbursed loan in process.
(2)Includes non-cash transactions.
(3)Loans purchased in fiscal 2024 refer to those obtained in the Merger
(4)Loans sold in fiscal 2024 refer to multi-family and single-family residential loans obtained in the Merger and were classified as held for sale.
Interest Rates, Loan Fees and Service Charges. Interest rates charged by the Bank on loans are primarily determined by the competitive loan rates offered in its lending areas and in the secondary market. Loan rates reflect factors such as general interest rates, the supply of money available to the industry and the demand for such loans. General economic conditions, the regulatory programs and policies of federal and state agencies, including the Federal Reserve Bank’s monetary policies, changes in tax laws and governmental budgetary programs influence these factors.
The Bank receives fees for originating loans in addition to various fees and charges related to existing loans, including prepayment charges, late charges and assumption fees. The Bank normally charges an origination fee and as part of the loan application, the borrower paid the Bank for out-of-pocket costs, such as the appraisal fee, whether or not the borrower closes the loan. The interest rate charged is normally the prevailing rate at the time the loan application is approved and accepted.
Investment Activities
The Bank is obligated by its regulators to maintain adequate liquidity and does so by holding cash and cash equivalents and by investing in securities. These investments may include, among other things, certain certificates of deposit, repurchase agreements, bankers’ acceptances, loans to financial institutions whose deposits are federally-insured, federal funds, corporate and municipal debt, United States government and agency obligations and mortgage-backed securities.

Sources of Funds
General. Deposits are the primary source of the Bank’s funds for use in lending and other general business purposes. In addition to deposits, the Bank derives funds from loan repayments, advances from the Federal Home Loan Bank of Des Moines
("FHLB - DM"), borrowings from the Federal Reserve Bank ("FRB"), and from investment repayments and sales. Loan repayments are a relatively stable source of funds influenced by prevailing market rates that drive refinancing activity, while deposit inflows and outflows are influenced by both market and offered interest rates, money market conditions, the availability of FDIC insurance and the market perception of the Company’s financial stability. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds, such as deposit inflows at lower than projected levels.
Borrowings may also be used on a longer-term basis to support expanded activities and to manage interest rate risk. Borrowing capacity and availability is influenced by interest rates, market conditions, availability of collateral and the market's perception of the Bank's financial stability.
Deposits. The Bank relies on a mix of deposit types, including business and personal checking accounts, term certificates of deposit, and other savings deposit alternatives that have no fixed term, such as money market accounts and passbook savings accounts. The Bank offers several consumer checking account products, both interest bearing and non-interest bearing and several business checking accounts, some of which target small businesses with relatively simple and straightforward banking needs and some for larger, more complex business depositors with an account that prices monthly based on the volume and type of activity. Savings and money market accounts are offered to both businesses and consumers, with interest paid after certain threshold amounts are exceeded.
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
The Bank Merger with LBC provided a credit line with the Federal Home Loan Bank of San Francisco (FHLB - SF) in
support of LBC borrowings, but the Bank is unable to take down new advances against this line as the Bank is not allowed to belong to more than one FHLB. The FHLB - SF credit line is secured by a line-item pledge of securities.
For further information on these activities, see Note L to the Consolidated Financial Statements in “Item 8. Financial
Statements and Supplementary Data” of this report.
Subsidiaries
The Company is a bank holding company that conducts its primary business through its wholly-owned subsidiary, WaFd
Bank. The Company has nine active direct and indirect wholly-owned subsidiaries, discussed further below.
WAFD Insurance Group, Inc. is incorporated under the laws of the state of Washington and is an insurance agency that offers a full line of individual and business insurance policies to customers of the Bank, as well as to the general public.  As of
September 30, 2025 and September 30, 2024, WAFD Insurance Group, Inc. had total assets of $22,465,000 and $23,174,000, respectively.

Statewide Mortgage Services Company is incorporated under the laws of the state of Washington and it holds and markets real estate owned. As of September 30, 2025 and September 30, 2024, Statewide Mortgage Services Company had
total assets of $2,472,000 and $2,506,000, respectively.
Washington Services, Inc. is incorporated under the laws of the state of Washington. It acts as a trustee under deeds of trust as to which the Bank is beneficiary. As of both September 30, 2025 and September 30, 2024, Washington Services, Inc.
had total assets of $13,000.
WAFD Wealth, Inc. is a subsidiary of the Company and is incorporated under the laws of the state of Deleware and offers personalized financial guidance and investment services. As of September 30, 2025, WAFD Wealth, Inc. had total assets of
$4,784,000.  WAFD Wealth was not a subsidiary as of September 30, 2024.
Pike Street Labs, Inc. is incorporated under the laws of the state of Washington. It provides technology and data services to the Bank. As of September 30, 2025, Pike Street Labs, Inc. had total assets of $4,644,000.  Pike Street Labs, Inc. was not a subsidiary as of September 30, 2024.
The Company also owns Burbank Financial Inc., an inactive real estate investment company, and all the common interests in Luther Burbank Statutory Trusts I and II, entities created to issue trust preferred securities that were acquired in connection with the Merger. The Company also obtained in the Merger with LBC a LIHTC investment in Raymond James Housing
Opportunities Fund 76 LLC, a Florida limited liability company.  WaFd is the only investor member and is allocated 99.99% of any tax credits and operating profits and losses from the LLC but the day-today management and control is in the hands of the management member, and affiliate of Raymond James Financial, Inc.
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

Demographics. As of September 30, 2025, we employed 2037 full and part time employees. None of these employees are represented by a collective bargaining agreement. During fiscal year 2025 we hired 441 employees. Our voluntary turnover rate was 18.12% in fiscal year 2025, an  increase from 15.80% in 2024.
As of September 30, 2025, the population of our workforce was as follows:
Headcount by Ethnicity & Gender 2025

Learning and Development. We invest in the growth and development of our employees by providing a multi-
dimensional approach to learning that empowers, intellectually grows, and professionally develops our colleagues. Our employees, including leadership, receive continuing education courses that are relevant to the banking industry and their job function within the Company. All new employees attend our two-day new hire orientation, Welcome to WaFd. In addition, we offer our Education Tuition Assistance Program, designed to encourage an employee's advancement and growth. We also offer the Retail Bank Peer Mentor Program and branch banking certifications for our branch employees. These resources provide employees with the skills they need to achieve their career goals, build management skills and become leaders within our
Company.
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
Corporate Social and Environmental Responsibility
We recognize the social and environmental responsibility that arises from the impact of our activities on peoples’ lives and our community. The Company's Corporate and Social Environmental Policy integrates social, environmental and ethical concerns into our daily business activities and our approach to stakeholder relationships. Through this policy, we strive to carry out our banking activities in a responsible manner, placing the financial needs of our customers and economic health of our communities at the core of our focus. Below is a summary of our community activities and financial contributions in 2025.

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
In addition, the Company’s ability to pay dividends is subject to rules and policies of the FRB. It is the policy of the
Federal Reserve that bank holding companies should pay cash dividends only out of income available over the past year and only if prospective earnings retention is consistent with the company’s expected future needs and financial condition. Capital rules adopted by the Federal Reserve, effective January 2015, may limit the Company’s ability to pay dividends if the Company fails to meet certain requirements under the rules. In addition, if we do not or are unable to pay quarterly dividends on our
Series A Preferred Stock, we may not pay a dividend to the holders of our Common Stock. See “WaFd Bank, wholly-owned operating subsidiary - Restrictions on Dividends” below.
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
WaFd Bank, wholly-owned operating subsidiary
General. The Bank is a federally-insured Washington state chartered commercial bank. The WDFI is the Bank's primary state regulator and the FDIC is its primary federal regulatory. The Bank is a member of the FDIC and its deposits are insured up to applicable limits of the Depository Insurance Fund (“DIF”), which is administered by the FDIC.
Regulation. The WDFI and FDIC have extensive authority over the operations of the Bank. As part of this authority, the Bank is required to file periodic reports with and is subject to periodic examinations by both the WDFI and FDIC. As a Washington state chartered commercial bank with branches in the states of Washington, Oregon, Idaho, Utah, Nevada, Arizona, New
Mexico, California and Texas, the Bank is subject not only to the applicable laws and regulations of Washington State, but is also subject to the applicable laws and regulations of these other states in which it does business. Various laws and regulations prescribe the investment and lending authority of the Bank, and the Bank is prohibited from engaging in any activities not permitted by such laws and regulations. While the Bank has broad authority to engage in all types of lending activities, a variety of restrictions apply to certain other investments by the Bank, as discussed below.
Interstate Banking.  Subject to certain limitations and restrictions, a bank holding company, with prior approval of the FRB, may acquire an out-of-state bank; banks in states that do not prohibit out-of-state mergers may merge with the approval of the appropriate federal banking agency, and a bank may establish a de novo branch out of state if such branching is permitted by the other state.
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
Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Des Moines, which is one of 11 regional FHLBs that provide funding to their members for making home mortgage loans, as well as loans for affordable housing and community development. Each FHLB serves members within its assigned region and is funded primarily through proceeds derived from the sale of consolidated obligations of the FHLB system. Loans are made to members in accordance with the policies and procedures established by the Board of Directors of the FHLB. At September 30, 2025, total FHLB advances to the Bank amounted to $1,765,604,000. As a member, the Bank is required to purchase and maintain stock in the FHLB of Des
Moines. The Bank also acquired the stock of the FHLB San Francisco in the Merger but is not a member of this FHLB. At
September 30, 2025, the Bank held $85,301,000 in FHLB-DM stock and $2,767,000 in FHLB-SF stock, which was in compliance with requirements.
Community Reinvestment Act and Fair Lending Laws. Banks have a responsibility under the Community Reinvestment Act
("CRA") and related regulations of the FDIC to help meet the credit needs of their communities, including low- and moderate-
income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending
Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes.
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
Anti-Money Laundering Act of 2020.  The Anti-Money Laundering Act of 2020 (“AML Act”) was enacted as part of the
National Defense Authorization Act and requires the U.S. Treasury Department to issue National Anti-Money Laundering and
Countering the Financing of Terrorism Priorities ("AML/CFT"), which occurred in June 2021.  The AML Act also includes a requirement to conduct studies and issue regulations that may alter some of the due diligence, recordkeeping and reporting requirements that the BSA and Patriot Act impose on financial institutions. The AML Act also promotes increased information-
sharing and use of technology and increases penalties for violations of the BSA and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.

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
The capital rules require a capital ratio of common equity Tier 1 capital to risk based assets. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments) as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI, which the Company and the Bank have done. Tier 1 capital also includes non-
cumulative perpetual preferred stock and limited amounts of minority interests. Regulatory deductions from capital include goodwill and intangible assets. The capital rules prescribe the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets.  Total capital consists of Tier 1 capital  and supplementary capital. Supplementary capital consists of certain capital instruments that do not qualify as core capital as well as general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-
weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only in an amount equal to the amount of Tier 1 capital.
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
Both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%. In addition, both the
Company and the Bank are required to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-
based ratio of 8.0%. Both the Company and the Bank are required to establish a “conservation buffer,” consisting of common equity Tier 1 capital, equal to 2.5%. The capital conservation buffer is designed to ensure that banks build up capital buffers outside periods of stress, which can be drawn down as losses are incurred.  An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.
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
For information regarding compliance with each of these capital requirements by the Company and the Bank as of
September 30, 2025, see Note R to the Consolidated Financial Statements included in Item 8 hereof.
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
An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits, generally. Any institution that is neither well capitalized nor adequately capitalized is considered undercapitalized. Federal law authorizes the FDIC to reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category. The FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized.  As of September 30, 2025, the Bank exceeded the requirements of a well-capitalized institution.
Stress Testing. The Economic Growth, Regulatory Relief, and Consumer Protection Act ("EGRRCPA") set the asset threshold for enhanced prudential standards and stress testing at $100 billion of total consolidated assets. Neither the Company nor the
Bank are subject to enhanced stress test regulations. The federal bank regulatory agencies (FRB, FDIC and the Office of the
Comptroller of the Currency) have indicated that the capital planning and risk management practices of financial institutions with total assets less than $100 billion will continue to be reviewed through the regular supervisory process. The Bank continues to use customized stress testing to support the business and as part of its risk management and capital planning process.
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
Cybersecurity. The federal banking regulatory agencies have established certain expectations with respect to an institution's information security and cybersecurity programs, with an increasing focus on risk management, processes related to information technology and operational resiliency, and the use of third parties in the provision of financial services. In January
2020, these agencies jointly issued a statement reminding supervised financial institutions of sound cybersecurity risk management principles that expanded on areas articulated in the Interagency Guidelines Establishing Information Security
Standards written in Section 39 of the Federal Deposit Insurance Act and Sections 501 and 505(b) of the Gramm-Leach-Bliley
Act.
State regulators also continue to be active in implementing privacy and cybersecurity standards and regulations. Several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which the Company operates.
In November 2021, the federal banking regulatory agencies adopted a rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the final rule, a bank holding company, such as the
Company, and an FDIC-supervised insured depository institution, such as the Bank, are required to notify the Federal Reserve or FDIC, respectively, within 36 hours of incidents that have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base,

jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. Service providers are required under the rule to notify any affected bank client it provides services to as soon as possible when it determines it has experienced a computer-security incident that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, covered services provided by that entity to the Bank for four or more hours.
See Item 1C - Cybersecurity, for additional disclosures regarding the Company's cybersecurity risk management, strategy and governance.
Financial Privacy. Under the Gramm-Leach-Bliley Act of 1999, as amended, a financial institution may not disclose non-
public personal information about a consumer to unaffiliated third parties unless the institution satisfies various disclosure requirements and the consumer has not elected to opt out of the information sharing. The financial institution must provide its customers with a notice of its privacy policies and practices. The Federal Reserve, the FDIC, and other financial regulatory agencies issued regulations implementing notice requirements and restrictions on a financial institution's ability to disclose non-
public personal information about consumers to unaffiliated third parties.
Additionally, a growing number of states continue to pass laws addressing privacy, information security, cybersecurity, data breaches, and related notification obligations. As a company subject to the GLBA, we often benefit from an entity-level exemption under most comprehensive state data privacy statutes. Of the states whose privacy laws provide data-level exemptions, we are subject to the laws of California. In California, the Company must generally comply with its privacy laws except for consumer financial data subject to GLBA.
In California, the California Consumer Protection Act (“CCPA”), as amended, took effect on January 1, 2020, and grants
California residents a range of privacy rights, including the right to know what personal information is collected, the right to correct inaccurate information, the right to request deletion of personal information (subject to certain exceptions) as well as the right to opt out of the “sale” of personal information (generally understood to be the sharing of personal information with a third party for its own purposes) and the right to limit use of sensitive information to the use necessary for the purpose for which the information was collected. CCPA also imposes additional compliance obligations such as the provision of detailed privacy disclosure, and, starting in the years 2027-2028, the obligation to conduct a cybersecurity audit and a risk assessment regarding how a company’s use of personal data affects individuals. The CCPA authorizes civil penalties for violations and provides a private right of action for certain data breaches involving personal information, which increases the risks and potential exposure associated with breach-related litigation. Since 2023, violations of CCPA are concurrently enforced by the
California Attorney General and by a dedicated privacy regulator, the Privacy Protection Agency (“CPPA”). Both have been active in enforcing the CPPA and its accompanying regulations over the last few years by bringing enforcement actions that carry six and seven figure fines, as well as injunctive relief. If this investigative focus continues, our compliance costs are likely to increase, and we face increased litigation exposure if former employees in California use the laws protections to obtain pre-
complaint information to use in a lawsuit.
Furthermore, privacy and data protection areas are expected to receive further attention at the federal level. Congress and federal regulatory agencies may enact similar laws or regulations that could create new individual privacy rights and impose increased obligations on companies handling personal data. Federal privacy legislation continues to focus on sectoral privacy issues, including financial privacy, rather than advancing a comprehensive federal privacy framework.
Other states may also adopt comprehensive privacy and data security laws modeled after California which could provide data-level rather than entity level exemptions. This is already the case in several states where the Company does not currently conduct business.  Such new laws may impose new compliance requirements on the Company, or expand the potential for enforcement against the Company to new jurisdictions and regulators. These evolving laws add complexity and are likely to result in additional compliance expenditures. They may also require changes in the way we do business, especially in connection with marketing activities.
Taxation
In addition to federal income tax, the Company is also subject to income, franchise, excise or gross receipts tax in states
(and some cities) where the Company has branches or is deemed to have sufficient nexus for tax purposes. The Company generally files consolidated federal and state income tax returns with its subsidiaries.
The Company's federal income tax returns are open and subject to potential examination by the IRS for fiscal year 2022 and later.

Competition
We operate in a highly competitive environment. Our competitors include other banks, savings associations, community banks, credit unions, fintech companies and other financial intermediaries, and new market participants offering services similar to those that we offer. We compete with some competitors within our geographic market area, and with others on a product specific basis. Our ability to compete effectively depends on our ability to provide first-rate, friendly and professional customer service and deliver the banking solutions that our customers want and need. We are also dependent upon our ability to attract and retain employees while managing compensation and other costs.
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
The address for the Company’s website is www.wafdbank.com. The Company makes available on its website, free of charge, its annual reports on Form 10-K, current quarterly reports on Form 10-Q, reports on Form 8-K, proxy statements and any amendments to those reports (among others), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available on our website public financial information for which a report is not required to be filed with or furnished to the SEC. Our SEC reports and such other information can be accessed through the investor relations section of our website (https://www.wafdbank.com/about-us/investor-relations). The Company’s website provides a link to all our filings on the SEC’s Edgar website, and the company will provide a printed copy of any of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports (among others) to any requesting shareholder, free of charge. The information found on our website is not part of this or any other report that we file or furnish to the SEC.

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
Our earnings and cash flows are largely dependent upon our net interest income, which is significantly affected by interest rates. Interest rates are highly sensitive to factors beyond our control, such as general economic conditions and policies set by governmental and regulatory bodies.  We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. If we are unable to manage this risk effectively, our business, financial condition and results of operations could be materially affected.  Rapid changes in interest rates make it difficult for the Bank to balance its loan and deposit portfolios, which may adversely affect our results of operations by, for example, reducing asset yields or spreads, or having other adverse impacts on our business. Higher than expected inflation could lead to higher interest rates, which could, in turn, increase the borrowing costs of our customers, making it more difficult for them to repay their loans or other obligations. High interest rates could also push down asset prices and weaken economic activity. Conversely, falling rates can initially reduce our net interest income as our floating-rate assets tend to be more immediately responsive to changes in market rates than most deposit liabilities. In addition, a decline in market interest rates could increase loan prepayments, leading to reinvestment in lower-yielding assets, reducing income.
Our net interest income is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. The level of net interest income is a function of the average balances of interest-earning assets and interest-bearing liabilities and the spread between the amounts of the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and the mix of interest-earning assets and interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal
Reserve Board of Governors (the “FOMC”) and market interest rates. Furthermore, movements in interest rates, the pace at which such movements occur and the volume and mix of our interest-bearing assets and liabilities influence the level of net interest income. The cost of customer deposits is largely based on short-term interest rates, the level of which is driven by the
FOMC. However, the yields generated by long-term loans, such as single-family residential and multifamily mortgage loans, and securities are typically driven by longer-term (10 year) interest rates, which are set by the market and vary from day to day.
Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread, and, in turn, our profitability. For example, if interest rates on interest-earning assets decline more quickly than the rates on interest-bearing liabilities, as we saw in our recent fiscal year, the result is a reduction in our net interest income and with it, a reduction in earnings.  The same could be true if the interest rates on interest-bearing liabilities increase at a faster pace than the interest rates on interest-earning assets. In addition, changes in interest rates could affect the Bank's ability to originate loans and attract and retain deposits; the fair values of its securities and other financial assets; the fair values of its liabilities; and the average lives of its loan and securities portfolios. Decreases in interest rates could lead to increased loan refinancing activity, which, in turn, would alter the balance of our interest-earning assets and impact net interest income. Increases in interest rates could reduce loan refinancing activity, which could result in compression of the spread between loan yields and more quickly rising funding rates. We may also be exposed to movements in market rates to a degree not experienced by other financial institutions, as a result of our significant portfolio of fixed-rate single-family home loans, which are longer-term in nature than the customer accounts and borrowed money that constitute our liabilities.
We are currently operating in an environment in which the Federal Reserve has shifted toward reducing interest rates, although modestly, with cuts implemented in September and October 2025.  However, the inflationary outlook remains uncertain and if the Federal Reserve were to reverse course and rapidly increase the target federal funds rate, the increase in rates could continue to constrain our interest rate spread and may adversely affect our business forecasts. On the other hand, further rapid decreases in interest rates, may result in a change in the mix of noninterest and interest-bearing accounts. New appointments to the Board of Governors at the Federal Reserve could result in a change in monetary policy and interest rates.
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
We are continuously enhancing and expanding our digital products and services to meet customer and business needs with desired outcomes. These digital products and services often include storing, transmitting, and processing confidential customer, employee, financial, and business information. Due to the nature of this information, and the value it has for internal and external threat actors, we, and our third-party service providers, continue to be subject to cyber-attacks and fraud activity, including through the use of rapidly evolving AI technologies, that attempts to gain unauthorized access, misuse information and information systems, steal information, disrupt or degrade information systems, spread malicious software, and other illegal activities.
We believe we have robust preventive, detective, and administrative safeguards and security controls to minimize the probability and magnitude of a material event. However, if we are unable to maintain them, we may fall victim to a material adverse cybersecurity event. Because the tactics and techniques used by threat actors to bypass safeguards and security controls change frequently, and often are not recognized until after an event has occurred, we may be unable to anticipate future tactics and techniques, or to implement adequate and timely protective measures. The use of AI technologies by cybercriminals continues to be a major concern, as deep-fake technologies continue to improve, allowing bad actors to manipulate or fabricate visual and audio content and convincingly fake identities.
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
To date, we have no knowledge of a material cyber-attack or other material information security incident affecting the systems we operate and control. However, our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the continuation of a remote or hybrid work environment for our employees and service providers, and our plans to continue to implement and expand digital banking services, expand operations, and use third-party information systems that includes cloud-based infrastructure, platforms, and software. Recent instances of attacks specifically targeting banks and financial services businesses indicate that the risk to our systems remains significant. We, and our third-party providers, are regularly the subject of attempted attacks and the ability of the attackers and the method of their attacks continues to grow in sophistication. Threat actors, including nation state attackers, could also use artificial intelligence for malicious purposes, increasing the frequency and complexity of their attacks.  Potential threats to our technologies, systems, networks, and other devices, as well as those of our employees, third party vendors, and other third parties with whom we interact, include Distributed Denial of Service ("DDoS") attacks, computer viruses, hacking, malware, ransomware, credential stuffing, phishing, and other forms of social engineering. Such cyber-attacks and other security incidents are designed to lead to various harmful outcomes, such as unauthorized transactions against our customers’ accounts, unauthorized or unintended access to confidential information, or the release, gathering, monitoring, disclosure, loss, destruction, corruption, disablement, encryption, misuse, modification or other processing of confidential or sensitive information (including personal information), intellectual property, software, methodologies or business secrets, disruption, sabotage or degradation of service, systems or networks, or other damage. These threats may derive from, among other things, error, fraud or malice on the part of our employees, insiders, or third parties or may result from accidental technological failure. Any of these parties may also attempt to fraudulently induce employees, service providers, customers, partners or other third-party users of our systems or networks to disclose confidential or sensitive information (including personal information) in order to gain access to our systems, networks or data or that of our customers, partners, or third parties with whom we interact, or to unlawfully obtain monetary benefit through misdirected or otherwise improper payments or through the creation of false identifies. A cyber-attack or other security incident on the systems we operate and control could cause us to suffer damage to our reputation, result in productivity losses, require us to incur substantial expenses, including response costs associated with investigation and resumption of services, remediation expenses costs associated with customer notification and credit monitoring services, increased insurance premiums, regulatory penalties and fines, and costs associated with civil litigation, any of which could have a materially adverse effect on our business, financial condition, and results of operations.
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
The occurrence of any of these risks could result in a diminished ability for us to operate our business, additional costs to correct defects, potential liability to customers, reputational damage, and regulatory intervention, any of which could adversely affect our business, financial condition and results of operations.
Changes in our business operations and divestitures of lines of business may not be successful, resulting in a negative impact on our operating results and financial condition.
Our ability to compete depends on various factors, including our ability to develop and successfully execute strategic plans and initiatives. However, we may not achieve some or all of our strategic objectives. Expected cost savings and revenue growth from these initiatives may not materialize, and the costs of implementation may be greater than anticipated.
Additionally, changes in economic conditions beyond our control, such as fluctuations in interest rates, may affect our ability to achieve our objectives. Failure to execute or achieve the anticipated outcomes of our strategic initiatives could negatively impact market perceptions of our company and impede our growth and profitability.
In January 2025, we made a significant shift in focus to our business model and announced that WaFd Bank would be exiting the single-family mortgage lending market to focus on commercial loans, including small business and SBA loans. We made this determination for several reasons: first because home loans are seen as a commodity, with the majority of originations sold to US government sponsored enterprises like Freddie Mac and Fannie Mae, which has caused our profitability to decrease and credit risk to increase, and second, because technology has made it easy for consumers to refinance, increasing our interest rate risk.  While we have estimated annual expense savings of approximately $17 million from our exit from the single-family mortgage business, this change involves a number of risks, including costs and expenses (including a $5.4 million restructuring charge), the potential loss of customer relationships, community goodwill and revenues and earnings.  Exiting this business could impact future earnings if we are unable to offset the loss of revenue associated with the single-family mortgage business against the anticipated expense savings.  In addition, the shift in business focus to commercial loans will require varying levels of management resources, which may divert our attention from other business operations.  If we are unable to realize the expected benefits of these types of changes in our business operations, or execute on other strategic plans and initiatives, our consolidated financial position, results of operations and cash flows could be negatively impacted.
Current uncertain economic conditions pose challenges, and could adversely affect our business, financial condition and results of operations.
We are operating in an uncertain and rapidly changing economic environment.  Global trade tensions, AI impacts, and inflation risks continue to affect the global economic environment. The recent U.S. government shutdown has negatively impacted U.S. economic growth, and the suspension of government data collection and publication left policymakers without access to the latest data on employment, inflation, and economic growth, increasing the risk that a wrong decision will be made.
An unpredictable or volatile political environment in the United States could negatively impact business and market conditions, economic growth, financial stability, and business, consumer, investor, and regulatory sentiments, any one or more of which could have a material adverse impact on our financial condition and results of operations.  Deterioration in the U.S. credit and financial markets could result in losses or significant deterioration in the fair value of our U.S. government issued, sponsored or guaranteed investments.  At September 30, 2025, we had $3.5 billion invested in U.S. government and agency obligations, and further downgrades could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities.
Economic uncertainty, or a recessionary or stagnant economy, could result in financial stress on the Bank's borrowers, which could adversely affect our business, financial condition and results of operations. Deteriorating conditions in the regional economies we serve, or in certain sectors of those economies, in excess of the reasonable and supportable forecasts we used to estimate credit losses, could drive losses beyond those provided for in our allowance for loan losses. We could also face the following risks in connection with the following events:
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
The Federal Reserve is responsible for regulating the supply of money in the United States, including open market operations used to stabilize prices in times of economic stress, as well as setting monetary policies. These activities strongly influence our rate of return on certain investments, our hedge effectiveness for mortgage servicing and our mortgage origination pipeline, as well as our costs of funds for lending and investing. New appointments to the Board of Governors at the Federal
Reserve, or increased political pressures on the Federal Reserve, could impact monetary policy, which will directly, impact our liquidity, results of operations, financial condition and capital position.
Unstable global economic conditions may have serious adverse consequences on our business, financial condition, and operations.
The global credit and financial markets have from time-to-time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, high rates of inflation, and uncertainty about economic stability. Changes in trade policies by the United States or other countries, such as tariffs or retaliatory tariffs, may cause inflation which could impact the prices of products sold or purchased by our borrowers or the demand for their products, negatively impacting their profitability and making it difficult for our borrowers to repay their loans.  The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, and the evolving conflict in the Middle East. These events have increased and are expected to continue to increase volatility in commodity and energy prices, including oil, and continuing hostilities raise the possibility of supply disruptions.  Rising tensions and global instability have the potential to affect consumer confidence in the U.S. and abroad, therefore having a broader effect on financial markets. Changes in trade policies or sanctions imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, hostile third-party action or continued unpredictable and unstable market conditions.

Inflationary pressures and rising prices may affect our results of operations and financial condition.
Inflation rates remained above the FOMC’s target rate in 2025 and were above the target of 2% as of September 30,
2025. Inflation has led to increased costs for our customers, making it more difficult for them to repay their loans or other obligations and increasing our credit risk. The inflationary outlook in the United States points to the probability of continued, somewhat elevated inflation, with continued uncertainty around the impact of tariffs. Further reductions in interest rates by the
FOMC could exacerbate inflationary pressures.  If heightened inflation continues, sustained higher interest rates by the FOMC may be needed, which could push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in a further increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, could adversely affect our business, financial condition and results of operations.
The development and use of Artificial Intelligence (“AI”) presents risks and challenges that may adversely impact our business.
The banking and financial services industry continually experiences technological changes, with frequent introductions of new technology-driven products and services, including recent and rapid developments in AI, including with agentic AI. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to assess the proper operation of AI models and capabilities to create additional efficiencies in our operations. We may not be able to effectively implement new technology-
driven products and services or be successful in marketing these products and services to our clients. In addition, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may also create service interruptions, transaction processing errors, and system conversion delays and may cause us to fail to comply with applicable laws. There can be no assurance that we will be able to successfully manage the risks associated with our increased dependency on technology. Failure to successfully keep pace with technological change affecting the banking and financial services industry could negatively affect our revenue and profitability.
We or our third-party (or fourth party) vendors, customers or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risks to us of non-
compliance. AI models, particularly generative or agentic AI models, may produce outputs or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.
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
Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.
The effects of climate change continue to raise significant concerns about the state of the environment. However, under the new administration, federal policy has shifted to reduce the emphasis on climate change initiatives and environmental regulations. This includes scaling back federal participation in international agreements, and reducing regulatory pressures on businesses, including banks, to address climate-related risks. Federal legislative and regulatory proposals aimed at combating climate change have and may continue to face greater scrutiny or diminished priority.  However, state and local regulations or guidance relating to climate change, as well as changes in consumers’ and businesses’ behaviors and business preferences, continue to affect our business operations.
Regardless of changes in federal policy, the effects of climate change and their unknown long-term impacts could still have a material adverse effect on our financial condition and results of operations.  The physical effects of climate change, such as more frequent and severe weather disasters or other catastrophic events, could directly affect our business and those of our customers, damaging or destroying our property, or the real property and other assets securing loans in our portfolios.  Such events may also interrupt the business operations of our customers, putting them in financial difficulty, and increasing the risk of default. If our borrowers’ insurance is insufficient to cover these losses or if insurance becomes unavailable, the value of the collateral securing our loans could be negatively affected, potentially impacting our financial condition and results of operations. Moreover, climate change may adversely affect regional and local economic activity, harming our customers and the communities in which we operate. In addition, our business, reputation and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient.
Our business is subject to the risks of pandemics, earthquakes, tsunamis, floods, fires and other natural catastrophic events and other events beyond our control.
A major catastrophe, such as an earthquake, tsunami, flood, fire, or other natural disaster, including those caused or exacerbated by climate change, public health issues such as the COVID-19 or other pandemics, or other events beyond our control, could result in a prolonged interruption of our business. For example, our headquarters is located in Seattle,
Washington and we have operations throughout the western United States, a geographical region that has been or may be affected by earthquakes, wildfires, tsunamis, and flooding activity. Because we primarily serve individuals and businesses in our nine-state footprint, a natural disaster likely would have a greater impact on our business, operations, and financial condition than if our business were more geographically diverse throughout the United States.  The occurrence of any of these natural disasters could negatively impact our performance by disrupting our operations or the operations of our customers, which could have a material adverse effect on our financial condition, results of operations, and cash flows.
Regulatory and Litigation Risks
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
Non-Compliance with banking rules and regulations could result in fines or sanctions, and curtail our expansion opportunities.
Financial institutions are required under the USA PATRIOT Act of 2001 (the “Patriot Act”) and Bank Secrecy Act
("BSA") to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities.
Financial institutions are also obligated to file suspicious activity reports with the U.S. Treasury Department's Office of
Financial Crimes Enforcement Network. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with applicable laws and regulations can result in a range of sanctions and enforcement actions, including the imposition of civil money penalties, formal agreements and cease and desist orders. The Bank has in the past been subject to a Consent Order from the Office of the
Comptroller of the Currency (“OCC”) for its BSA program, which required the Bank to incur significant expenses to implement an effective AML/CFT Program, including payment of a $2,500,000 civil money penalty.  In addition, the Bank was previously subject to two Consent Orders for violations of the reporting requirements under the Home Mortgage Disclosure Act
(“HMDA”) which included a total of $234,000 in civil  money penalties.  Our failure or our inability to comply with the Patriot
Act, BSA statutes and regulation, HMDA or other applicable regulations could have serious business, financial and reputational consequences for the Bank, and could result in enforcement actions, additional fines or penalties, curtailment of expansion opportunities, restrictions on our ability to pay dividends, intervention or sanctions by regulators and costly litigation or expensive additional controls and systems.
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
Changes in laws, regulations, government policy, oversight or increased enforcement activities by regulatory agencies may increase our costs and adversely affect our business and operations.
New or amended laws, rules, regulations and policies to which we are subject, including those resulting from changes in U.S. Presidential administration, could impact our operations, increase our capital requirements or substantially restrict our growth and adversely affect our ability to operate profitably by making compliance more difficult or expensive, restricting our ability to originate or sell loans, or impacting the amount of interest or other charges or fees earned on loans or other products.
New appointments to the Federal Reserve Board of Governors could also affect monetary policy and interest rates. Future legislation, regulation, and changes in trade and fiscal policy, including uncertainty surrounding the ongoing operations of the
CFPB, could affect the banking industry as a whole, including our business and results of operations.  It is difficult to predict future changes in regulation or the competitive impact that any such changes would have on our business. Any new laws, rules and regulations could make compliance more difficult, expensive, costly to implement or may otherwise adversely affect our business, financial condition or growth prospects. Other changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways including subjecting us to additional costs, limiting the types of financial services and products we may offer, and increasing the ability of non-banks to offer competing financial services and products.

Additionally, actions by regulatory agencies or significant litigation against us may lead to penalties that materially affect us. These regulations, along with the current tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation or change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator’s interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and/or otherwise adversely affect us and our profitability. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent registered public accounting firm. Changes could materially impact, potentially even retroactively, how we report our financial condition and results of our operations, as could our interpretation of those changes. We cannot predict what restrictions may be imposed upon us with future legislation.
Our failure to comply with current, or adapt to new or changing, laws, regulations or policies could result in enforcement actions and sanctions against us by regulatory agencies, civil money penalties and/or reputation damage, along with corrective action plans required by regulatory agencies, any of which could have a material adverse effect on our business, financial condition and results of operations, and the value of our common stock.
Deposit insurance premiums could increase further in the future.
FDIC insurance premiums are risk based and, accordingly, higher premiums are charged to banks that have lower capital ratios or higher risk profiles. As a result, a decrease in the Bank’s capital ratios, or a negative evaluation by the FDIC, may increase the Bank’s net funding cost and reduce its earnings.
The deposits of the Bank are insured by the FDIC up to legal limits and, accordingly, subjected to the payment of
FDIC deposit insurance assessments, which are determined in accordance with a defined calculation. The FDIC imposed a special assessment to recover the losses in connection with the receiverships of Silicon Valley Bank and Signature Bank.
Increases in assessment rates or further special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.
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
If additional bank failures were to occur, we could face increased regulation of our industry, including increased compliance costs and limitations on our ability to pursue business opportunities; significantly higher FDIC premiums or additional special assessments; adverse impacts on our stock price and volatility of our Common Stock; and increased competition for deposits due to a lack of consumer confidence in regional banks. If these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition.
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
If a significant decline in real estate market values occurs, the collateral for loans will provide decreasing levels of security. As a result, our ability to recover the principal amount due on defaulted loans by selling the underlying real estate will be diminished, and we will be more likely to suffer losses on defaulted loans.  Because our loan portfolio contains commercial real estate loans with relatively large balances, the deterioration of these loans may cause a significant increase in our nonperforming loans which could result in a loss of earnings from these loans, an increase in the provision for loan losses, or an increase in loan charge-offs, any of which would have an adverse impact, which could be material, on our business, financial condition, and results of operations.
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
We rely on customer deposits, advances from the FHLB and other borrowings to fund our operations.  Core deposits are a low cost and generally stable source of funding and a significant source of funds for our lending activities. Management has historically been able to replace maturing deposits, if desired; however, we may not be able to replace such funds at any given point in time if our financial condition or market conditions change or if the cost of doing so might adversely affect our business, financial condition and results of operations.  If we are forced to seek other sources of funds, such as additional brokered deposits or borrowings from the FHLB, the interest expense associated with these other funding sources are now and may be higher than the rates we are currently paying on our deposits, which would adversely impact our net income, and such sources of funding may be more volatile and unavailable.
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
Historically, we have expanded through a combination of organic growth and acquisitions. If market and regulatory conditions change, we may be unable to grow organically or successfully compete for, complete, and integrate potential future acquisitions at the same pace as we have achieved in recent years, or at all. We have historically used our strong stock currency and capital resources to complete acquisitions. Downturns in the stock market and the market price of our stock, changes in our capital position, and changes in our regulatory standing, including a “Needs to Improve” CRA rating, could each have a negative impact on our ability to complete future acquisitions.
Our entry into California may present increased risk that may adversely impact our business, prospects and financial condition.
The Merger with Luther Burbank resulted in the Bank’s initial entry into the state of California. We previously had no operating experience in California, relied on the experience and expertise of Luther Burbank’s lending and business development officers to help with our transition. The banking and financial services business in California is highly competitive and we compete for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, fintechs, and other nonbank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the
Company. As a result, there can be no assurance that we will be able to compete effectively in California, and if we are unable to compete effectively in California, the benefits we were anticipating from the Merger may not be fully achieved, and our results of operations and financial conditions could be materially and adversely affected.
Security Ownership Risks
The Company’s business or the value of its common shares could be negatively affected as a result of actions by activist shareholders.
The Company values constructive input from shareholders, and our Board of Directors and management team are committed to acting in the best interests of all of the Company’s shareholders. Activist shareholders who disagree with the composition of the Board of Directors, the Company’s strategic direction, or the way the Company is managed may seek to effect change through various strategies that range from private engagement to public filings, proxy contests, efforts to force transactions not supported by the Board of Directors, and litigation. In recent months, activist investors have increasingly targeted regional banking institutions, like the Bank, including campaigns at Comerica Incorporated and Eastern Bancshares,

Inc.  Responding to some of these actions can be costly and time-consuming, may disrupt the Company’s operations and divert the attention of the Board of Directors and management. Such activities could interfere with the Company’s ability to execute its strategic plan and to attract and retain qualified executive leadership. The perceived uncertainty as to the Company’s future direction resulting from activist strategies could also affect the market price and volatility of the Company’s common shares.
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
The market price of our Common Stock could fluctuate substantially in the future in response to a number of factors, including those discussed below. The market price of our Common Stock has in the past fluctuated significantly, including in
2023 as a result of the high-profile bank failures and in 2025 following the announcement of new tariff policies by the current administration. We expect to see additional volatility in the financial markets due to the uncertainty caused by the continuing global conflicts, U.S. trade policy, AI stock valuation corrections, interest rates and changing Federal Reserve policies. Some additional factors that may cause the price of our Common Stock to fluctuate include:
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
Our Information Security Program is aligned with applicable federal and state regulations, the Federal Financial
Institutions Examination Council (FFIEC) Examination Guidance, and industry-accepted security standards such as the
National Institute of Standards and Technology (NIST) Cybersecurity Framework, which are at the forefront of cybersecurity guidelines for federal agencies in the U.S. We employ a defense in depth strategy that incorporates preventive, detective, and administrative safeguards including, but not limited to, advanced anti-malware and firewall technologies, anti-phishing and web filtering controls, robust patch management and vulnerability management processes, configuration hardening, participation with the Financial Services Information Sharing and Analysis Center (FS-ISAC) for sharing and consuming threat information, and we perform regular security testing to evaluate our defenses against real-world threats. We have an extensive information security training program that aims to regularly educate our colleagues on current best practices on handling sensitive information and expectations for protecting the organization and our customers. All employees complete mandatory cybersecurity training on at least a quarterly basis, including how to identify phishing attacks. Colleagues are tested regularly with simulated social engineering attacks to ensure awareness and preparedness.  As an additional risk mitigation measure, the
Bank maintains cybersecurity insurance in the event that a material incident does occur.
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
The risk assessment process is designed to identify assets requiring risk reduction strategies and includes an evaluation of the key factors applicable to the operation. The Company conducts a variety of information security assessments throughout the year, both internally and through third-party specialists.  We partner with the Cybersecurity and Infrastructure Security
Agency (CISA), under the Department of Homeland Security (DHS), to conduct regular vulnerability scanning against our public facing assets, and on a recurring basis we partner with outside firms to conduct thorough security assessments against our external and internal environment. Results of those assessments are further evaluated, and remediation activity is prioritized.
Our cybersecurity and IT teams prepare for and respond to cybersecurity attacks and incidents, including defending against unauthorized access to our systems, and crafting response plans intended to significantly reduce impacts on operations and customers. We understand that cyber threats are unwavering and evolving in this digital age, and because of that we continue to increase investments in people and technology to help us mature our practices and maintain confidence in our ability to safeguard our assets. While cybersecurity risks have the potential to materially affect the Company’s business, financial condition, and results of operations, the Company does not believe that risks from cybersecurity threats or attacks, including as a result of any previous cybersecurity incidents, have materially affected the Company, including our business strategy, results of operations or financial condition. With regard to the possible impact of future cybersecurity threats or incidents, see Item 1A. Risk Factors.
Cybersecurity Governance
The Risk Management Committee ("RMC") and the Technology Committee of our Board of Directors oversee the company's approach to managing cybersecurity risks. On a quarterly basis, the Board committees receive a comprehensive update from management on our cybersecurity risk management program. This includes information on emerging threats, the company’s cybersecurity posture, progress toward risk mitigation goals, significant cybersecurity incidents or developments, and the steps management has taken to address these risks. During these sessions, the Board committees typically review materials detailing current and potential risks, as well as the company’s capacity to mitigate those risks. The committee members also engage in discussions with our Chief Information Security Officer and Chief Information Officer about these matters. Additionally, Board committee members are encouraged to engage in ongoing, informal conversations with management regarding cybersecurity news and updates to our risk management and strategy initiatives. Material cybersecurity risks are also reviewed during Board discussions on key topics such as enterprise risk management, operational budgeting, business continuity planning, mergers and acquisitions, and brand management. Four individuals on the Board of Directors have deep technology expertise, while one of those individuals is responsible for leading cloud security at a Fortune 50 technology company.
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

PART II
Item 5.                 Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity
Securities
Common Stock
The Company’s Common Stock is traded on the Nasdaq Global Select Market of The Nasdaq Stock Market LLC under the symbol “WAFD.” At September 30, 2025, the number of shareholders of record was 928. This figure does not represent the actual number of beneficial owners of Common Stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who may vote the shares.
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
Issuer Purchases of Equity Securities
The Company’s stock repurchase program was publicly announced by the Board of Directors on February 3, 1995, amended most recently in May 2024, restated in December 2024, and has no expiration date. Under this program, a total of
86,956,264 shares of the Company’s Common Stock have been authorized for repurchase. The following table shows share repurchases made for the three months ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2025 to July 31, 2025	455,989	$29.52	454,561	8,674,927
August 1, 2025 to August 31, 2025	512,971	29.94	512,273	8,162,654
September 1, 2025 to September 30, 2025	693	31.12	—	8,162,654
Total	969,653	$29.74	966,834	8,162,654

Performance Graphs
The following graphs compare the cumulative total return to WaFd shareholders (stock price appreciation plus reinvested dividends) to the cumulative total return of the Nasdaq Stock Market Index (U.S. Companies) and the KBW Bank
Index for the five year period ended September 30, 2025, and since WaFd first became a publicly traded company on
November 9, 1982, respectively. The graphs assume that $100 was invested on September 30, 2020, and November 9, 1982, respectively, in WaFd Common Stock, the Nasdaq Stock Market Index and the Nasdaq Financial Stocks Index, and that all dividends were reinvested. Management of WaFd cautions that the stock price performance shown in the graphs below should not be considered indicative of potential future stock price performance.

$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
2020
2021
2022
2023
2024
2025
WAFD
NASDAQ INDEX
KBW Bank Index

$25,100
$20,100
$15,100
$10,100
$5,100
$100
1982
1983
1984
1985
1986
1987
1988
1989
1990
1991
1992
1993
1994
1995
1996
1997
1998
1999
2000
2001
2002
2003
2004
2005
2006
2007
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
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
In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-
looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual
Report on Form 10-K.  This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024.  For management's review of the factors that affected our results of operations for the years ended
September 30, 2024 and 2023, refer to our Annual Report on Form 10-K for the year ended September 30, 2024, which was filed with the SEC on November 20, 2024.

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
Based on the results of the annual quantitative evaluation for 2025, the fair value of our single reporting unit exceeded its respective carrying value and did not result in impairment for the reporting unit.
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
Management uses various valuation methodologies to estimate the fair value of acquired assets and liabilities which often involve a significant degree of judgment. Changes in the assumptions utilized within these valuations, including downturns in economic or business conditions, could have a significant adverse impact on the carrying value of assets which could result in impairment losses affecting the Company's financial statements as a whole.
Select information regarding the ACL is under the "Allowance for Credit Losses" heading within this section below. For further details on the ACL, business combinations or goodwill, see Notes A, B, and E to the Consolidated Financial Statements in
“Item 8. Financial Statements and Supplementary Data.”

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ALLOWANCE FOR CREDIT LOSSES
The following table provides detail regarding the Company's allowance for credit losses.

Twelve Months Ended September 30,	2025	2024	2023	2022	2021
	(In thousands)
Beginning balance	$203,753	$177,207	$172,808	$171,300	$166,955
Charge-offs:
Commercial loans
Multi-Family	555	—	—	—	—
Commercial Real Estate	9,652	203	—	529	—
Commercial & Industrial Loans	1,291	2,611	45,856	1,202	31
Construction	—	—	—	—	—
Land – Acquisition & Development	—	149	—	11	2
Total commercial loans	11,498	2,963	45,856	1,742	33
Consumer loans
Single-Family Residential	338	144	34	—	106
Construction – Custom	—	—	—	—	—
Land – Consumer Lot Loans	—	—	—	27	—
HELOC	—	—	—	—	—
Consumer	1,334	518	580	370	286
Total consumer loans	1,672	662	614	397	392
	13,170	3,625	46,470	2,139	425
Recoveries:
Commercial loans
Multi-Family	—	—	—	—	—
Commercial Real Estate	169	4	103	984	2,789
Commercial & Industrial Loans	252	1,069	93	73	92
Construction	—	—	—	2,179	—
Land – Acquisition & Development	33	105	78	70	622
Total commercial loans	454	1,178	274	3,306	3,503
Consumer loans
Single-Family Residential	572	381	568	1,002	2,026
Construction – Custom	4	1	—	—	—
Land – Consumer Lot Loans	—	58	23	48	168
HELOC	3	4	2	351	52
Consumer	354	647	502	940	1,021
Total consumer loans	933	1,091	1,095	2,341	3,267
	1,387	2,269	1,369	5,647	6,770
Net charge-offs (recoveries)	11,783	1,356	45,101	(3,508)	(6,345)
ASC 326 Adoption Impact	—	—	—	—	—
Provision (release) for loan losses and transfers	7,750	27,902	49,500	(2,000)	(2,000)
Ending balance (1)	$199,720	$203,753	$177,207	$172,808	$171,300
Ratio of net charge-offs (recoveries) to average loans outstanding	0.06%	0.01%	0.26%	(0.02)%	(0.05)%
(1) This does not include a reserve for unfunded commitments of $21,500,000, $21,500,000, $24,500,000, $32,500,000 and
$27,500,000 as of September 30, 2025, 2024, 2023, 2022 and 2021 respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table shows changes in the Company's allowance for credit losses since the prior year.

	September 30, 2025	September 30, 2024	$ Change	% Change
(In thousands)
Allowance for credit losses:
Commercial loans
Multi-family	$25,953	$25,248	$705	3%
Commercial real estate	41,988	39,210	2,778	7%
Commercial & industrial	59,163	58,748	415	1%
Construction	18,136	22,267	(4,131)	(19)%
Land - acquisition & development	6,894	7,900	(1,006)	(13)%
Total commercial loans	152,134	153,373	(1,239)	(1)%
Consumer loans
Single-family residential	38,880	40,523	(1,643)	(4)%
Construction - custom	610	1,427	(817)	(57)%
Land - consumer lot loans	2,104	2,564	(460)	(18)%
HELOC	3,069	3,049	20	1%
Consumer	2,923	2,817	106	4%
Total consumer loans	47,586	50,380	(2,794)	(6)%
Total allowance for loan losses	199,720	203,753	(4,033)	(2)%
Reserve for unfunded commitments	21,500	21,500	—	—%
Total allowance for credit losses	$221,220	$225,253	$(4,033)	(2)%
The allowance for loan losses decreased by $4,033,000, or 1.98%, from $203,753,000 as of September 30, 2024, to
$199,720,000 at September 30, 2025. As of September 30, 2025, the allowance of $199,720,000 is for loans that are evaluated on a pooled basis, which was comprised of $131,652,000 related to the quantitative component and $68,068,000 related to management's qualitative overlays.  The fluctuations that resulted in the overall decrease from the prior year can be seen in the table above. The allowance for both commercial construction loans and land A&D loans decreased as projects were completed and paid off or transitioned to CRE. Single-family, residential construction and lot loans decreased as a result of run-off after the Bank's exit of the residential mortgage market..
The Company recorded a provision for credit losses of $7,750,000 in 2025, compared to a provision of $17,500,000 for 2024.
These amounts are net of provision and recapture related to the unfunded commitments reserve. In 2025, provisioning reflected increasing trends in charge-offs and negative migration of delinquent and nonperforming loans combined with economic concerns. In 2024, provisioning included the initial provision of $16,000,000 recorded on LBC loans acquired, as well as adjustments resulting from qualitative considerations such as prolonged and intensified borrower sensitivity to high interest rates and operating costs due to inflationary pressures. For the year ended September 30, 2025, net charge-offs were
$11,783,000, compared to charge-offs of $1,356,000 in the prior year. The ratio of the total ACL to total gross loans increased to 1.04% as of  September 30, 2025, as compared to 1.01% as of September 30, 2024. A shift toward commercial loan originations led to a modified mix of loan types combined with increased qualitative reserve adjustments resulted in this increase.
The reserve for unfunded loan commitments was $21,500,000 as of September 30, 2025, unchanged compared to $21,500,000 as of September 30, 2024.
Management believes the total ACL is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth the amount of the Bank’s allowance for loan losses by loan portfolio and class.

September 30,	2025			2024			2023			2022			2021
	Allowance	Loans to Total Loans (1)	Coverage Ratio	Allowance	Loans to Total Loans (1)	Coverage Ratio	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)	Allowance	Loans to Total Loans (1)	Coverage Ratio (2)
	($ in thousands)
Commercial loans
Multi-family	$25,953	22.9%	0.6%	$25,248	21.7%	0.6%	$13,155	16.4%	0.5%	$12,013	16.2%	0.5%	$16,949	16.3%	0.8%
Commercial real estate	41,988	17.7	1.2	39,210	17.7	1.1	28,842	18.8	0.9	25,814	19.1	0.8	23,437	17.4	1.0
Commercial & industrial	59,163	11.6	2.5	58,748	10.9	2.6	58,773	12.9	2.6	57,210	14.2	2.5	45,957	16.3	2.0
Construction	18,136	5.4	1.7	22,267	6.7	1.6	29,408	10.4	1.6	26,161	8.7	1.9	25,585	7.9	2.3
Land – acquisition & development	6,894	0.7	5.2	7,900	0.7	5.2	7,016	0.9	4.7	12,278	1.3	5.8	13,447	1.3	7.5
Total commercial loans	152,134			153,373			137,194			133,476			125,375
Consumer loans
Single-family residential	38,880	39.3	0.5	40,523	39.4	0.5	28,029	36.4	0.4	25,518	35.4	0.4	30,978	35.5	0.6
Construction – custom	610	0.4	0.8	1,427	0.9	0.8	2,781	1.8	0.9	3,410	2.4	0.9	4,907	2.5	1.4
Land – consumer lot loans	2,104	0.4	2.4	2,564	0.5	2.4	3,512	0.7	2.9	5,047	0.9	3.4	4,939	1.0	3.4
HELOC	3,069	1.3	1.1	3,049	1.3	1.1	2,859	1.3	1.2	2,482	1.3	1.2	2,390	1.2	1.5
Consumer	2,923	0.3	5.0	2,817	0.3	4.0	2,832	0.4	4.2	2,875	0.5	4.0	2,711	0.6	3.2
Total consumer loans	47,586			50,380			40,013			39,332			45,925
Total allowance for loan losses (3)	$199,720	100%		$203,753	100%		$177,207	100%		$172,808	100%		$171,300	100%
 ___________________
(1)Represents the loans receivable for each respective loan class as a % of total loans receivable.
(2)Represents the allowance for each respective loan class as a % of loans receivable for that same loan class. The underlying commercial & industrial loan balances for
September 30, 2023, 2022 and 2021 include PPP loans for which no allowance was recorded.  These PPP loan balances were  $1,000,000, $10,000,000 and $312,000,000 as of
September 30, 2023, 2022 and 2021 respectively.
(3)This does not include a reserve for unfunded commitments of $21,500,000, $21,500,000, $24,500,000, $32,500,000 and $27,500,000 as of September 30, 2025, 2024, 2023,
2022 and 2021, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table sets forth information regarding the Bank's non-performing assets.

September 30,	2025	2024	2023	2022	2021
	(In thousands)
Commercial loans
Multi-family	19,121	18,743	5,127	5,912	475
Commercial real estate	69,972	26,362	23,435	4,691	8,038
Commercial & industrial	11,047	—	6,082	5,693	365
Construction	3,400	1,120	—	—	505
Land – acquisition & development	—	74	—	—	2,340
Total commercial loans	103,540	46,299	34,644	16,296	11,723
Consumer loans
Single-family residential	23,741	21,488	14,918	17,450	19,320
Construction – custom	760	848	88	435	—
Land – consumer lot loans	23	—	9	84	359
HELOC	412	596	736	233	287
Consumer	152	310	27	36	60
Total consumer loans	25,088	23,242	15,778	18,238	20,026
Total non-accrual loans (1)	128,628	69,541	50,422	34,534	31,749
Real estate owned	11,084	4,567	4,149	6,667	8,204
Other property owned	3,310	3,310	3,353	3,353	3,672
Total non-performing assets	$143,022	$77,418	$57,924	$44,554	$43,625
Total non-performing assets to total assets	0.54%	0.28%	0.26%	0.21%	0.22%
(1)    For the year ended September 30, 2025, the Bank recognized $3,304,802 in interest income on cash payments received from borrowers on non-accrual loans. The Bank would have recognized interest income of $4,591,000 for the same period had these loans performed according to their original contract terms. The recognized interest income may include more than twelve months of interest for some of the non-accrual loans that were brought current or paid off.  In addition to the non-accrual loans reflected in the above table, the
Bank had $505,815,000 of loans that were less than 90 days delinquent at September 30, 2025 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total non-performing assets and performing restructured loans as a percent of total assets would have increased to 2.43% at September 30, 2025. For a discussion of the Bank's policy for placing loans on non-accrual status, see Note A to the Consolidated Financial Statements included in Item 8 of this report.
Non-performing assets increased 84.7% to $143,022,000, or 0.54% of total assets, at September 30, 2025, compared to
$77,418,000, or 0.28% of total assets, at September 30, 2024 as a result of an increase of $59,087,000 in non-accrual loans combined with a $6,517,000 increase in real estate owned. The increase in non-accrual loans is primarily the result of one commercial real estate loan over 90 days past due. Although appropriately non-accrual based on policy, there was no charge-off taken upon revaluation. Management is actively collaborating with the borrower. Other property owned of $3,310,000 as of
September 30, 2025 is comprised entirely of a government guarantee related to equipment obtained via a commercial loan foreclosure.
As of September 30, 2025, real estate owned totaled $11,084,000, an increase of $6,517,000, or 142.7%, from $4,567,000 as of
September 30, 2024. During 2025, the Bank sold real estate owned properties for total net proceeds of $2,865,000. The majority of REO properties are former bank premises that are expected to be sold.
The ratio of the allowance for loan losses to non-accrual loans decreased to 155% as of September 30, 2025, from 293% as of
September 30, 2024.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents: Cash and cash equivalents decreased to $657,310,000 at September 30, 2025, as compared to
$2,381,102,000 at September 30, 2024. The prior year end balances reflected cash received from the Luther Burbank multi-
family and single-family residential loan portfolio sales. The decrease in the current year reflects cash used to reduce borrowings and purchase investment securities during the year.
Available-for-sale (AFS) investment securities: Available-for-sale securities increased $960,492,000, or 37.3%, during the year ended September 30, 2025, to $3,533,201,000, as a result of securities purchases of $1,482,058,000 combined with unrealized losses of $9,237,000 and a reclassification of gain into earnings from AFS securities hedging derivatives of $15,452,000 partially offset by principal repayments and maturities of $561,808,000 and sales of $797,000. The net unrealized loss the year ended September 30, 2025 is recorded net of tax within AOCI, and is decreased compared to unrealized losses of  $44,168,000 as of September 30, 2024.
Substantially all of the Company’s AFS debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. The remaining securities are issued by highly-rated municipalities or corporate borrowers. The Company does not believe that any of its AFS debt securities have credit loss impairment as of September 30, 2025, therefore, no allowance was recorded. The impact going forward will depend on the composition, characteristics, and credit quality of the securities portfolios as well as the economic conditions at future reporting periods.
Held-to-maturity (HTM) investment securities: Held-to-maturity securities increased by $208,830,000 to $645,802,000, or
47.8%, during the year ended September 30, 2025, largely due to the purchase of $261,842,000 of HTM securities. These purchases were offset by principal repayments and maturities of $53,030,000 during the period. There were no held-to-maturity securities sold during the year ended September 30, 2025. As of September 30, 2025, the net unrealized loss on held-to-
maturity securities was $33,063,000, compared to $35,926,000 the year prior.
Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss, thus the Company did not record an allowance for credit losses for HTM securities as of September 30, 2025. The impact going forward will depend on the composition, characteristics, and credit quality of the securities portfolios as well as the economic conditions at future reporting periods.
The table below shows the available-for-sale and held-for-investment securities portfolios categorized by contractual maturity band.

September 30, 2025	Amortized Cost	Weighted Average Yield
	($ in thousands)
Due in less than 1 year	$21,325	4.82%
Due after 1 year through 5 years	460,375	4.25
Due after 5 years through 10 years	555,355	4.74
Due after 10 years	3,151,184	3.99
	$4,188,239	4.12%
For further information on our investment portfolio, see Note C to the Consolidated Financial Statements in “Item 8. Financial
Statements and Supplementary Data” of this report.
Loans receivable: Loans receivable, net of related contra accounts, decreased $827,736,000, or 4.0%, to $20,088,618,000 at
September 30, 2025, from $20,916,354,000 one year earlier. The balance change reflects originations of $3,956,199,000, a decrease to loans-in-process of $236,192,000 and principal repayments of $5,145,176,000 during the year ended September 30,
2025. Commercial loan originations accounted for 83.1% of total originations and consumer originations were 16.9% as the
Bank exited the residential mortgage market mid-year.  Management continues to focus on commercial lending, coupled with growing economies in all major markets in which we operate.
The following table presents loan balances by category and the year-over-year change.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	September 30, 2025		September 30, 2024		Change
	($ in thousands)		($ in thousands)		$	%
Gross loans by category
Commercial loans
Multi-family	$4,718,480	22.2%	$4,658,119	20.8%	$60,361	1.3%
Commercial real estate	3,604,600	16.9	3,757,040	16.8	(152,440)	(4.1)
Commercial & industrial	2,392,685	11.2	2,337,139	10.5	55,546	2.4
Construction	1,756,890	8.3	2,174,254	9.7	(417,364)	(19.2)
Land - acquisition & development	179,099	0.8	200,713	0.9	(21,614)	(10.8)
Total commercial loans	12,651,754	59.5	13,127,265	58.7	(475,511)	(3.6)
Consumer loans
Single-family residential	8,053,771	37.9	8,399,030	37.6	(345,259)	(4.1)
Construction - custom	150,237	0.7	384,161	1.7	(233,924)	(60.9)
Land - consumer lot loans	89,298	0.4	108,791	0.5	(19,493)	(17.9)
HELOC	267,871	1.3	266,151	1.2	1,720	0.6
Consumer	61,461	0.3	73,998	0.3	(12,537)	(16.9)
Total consumer loans	8,622,638	40.5	9,232,131	41.3	(609,493)	(6.6)
Total gross loans	21,274,392	100%	22,359,396	100%	(1,085,004)	(4.9)%
Less:
Allowance for loan losses	199,720		203,753		(4,033)	(2.0)
Loans in process	773,606		1,009,798		(236,192)	(23.4)
Net deferred fees, costs and discounts	212,448		229,491		(17,043)	(7.4)
Total loan contra accounts	1,185,774		1,443,042		(257,268)	(17.8)
Net loans	$20,088,618		$20,916,354		$(827,736)	(4.0)%
The following table summarizes the Bank’s loan portfolio balances, at amortized cost, due for the periods indicated based on contractual terms to maturity or repricing.

September 30, 2025	Total	Less than 1 Year	1 to 5 Years	5 to 15 Years	After 15 Years
	(In thousands)
Commercial loans
Multi-family	$4,631,321	$2,030,101	$1,591,043	$989,224	$20,953
Commercial real estate	3,588,950	1,533,749	1,249,774	798,074	7,353
Commercial & industrial	2,386,363	1,836,357	284,542	244,087	21,377
Construction	1,105,101	737,737	126,115	218,574	22,675
Land - acquisition & development	139,922	132,386	6,076	1,460	—
Total commercial loans	11,851,657	6,270,330	3,257,550	2,251,419	72,358
Consumer loans
Single-family residential	7,936,931	372,508	949,851	528,774	6,085,798
Construction - custom	78,243	—	6,235	12,073	59,935
Land - consumer lot loans	88,696	1,458	763	14,796	71,679
HELOC	271,286	271,096	145	45	—
Consumer	61,525	32,609	2,031	26,880	5
Total consumer loans	8,436,681	677,671	959,025	582,568	6,217,417
	$20,288,338	$6,948,001	$4,216,575	$2,833,987	$6,289,775
The contractual loan payment period for residential mortgage loans originated by the Bank normally ranges from 15 to 30 years. Experience during recent years has indicated that, because of prepayments in connection with refinancing and sales of property, residential loans typically have a weighted average life of approximately eight years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following tables provide information regarding loans receivable by loan class and geography.

September 30, 2025	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	(In thousands)
Washington	$527,926	$525,357	$865,595	$165,607	$36,206	$3,233,224	$38,963	$47,053	$15,359	$137,778	$5,593,068
California	1,028,968	213,997	141,079	9,904	—	1,430,553	—	—	8,327	891	2,833,719
Oregon	735,256	393,679	274,219	96,550	32,399	878,150	10,345	10,576	228	36,220	2,467,622
Arizona	718,584	510,283	107,703	132,102	1,829	763,326	14,388	15,419	5,322	33,703	2,302,659
Texas	496,987	778,600	584,717	298,729	7,718	142,302	—	86	6	4,655	2,313,800
Utah	582,534	340,726	142,749	170,890	46,377	578,787	4,507	1,186	24,140	13,577	1,905,473
New Mexico	195,161	295,648	20,221	55,851	2,407	206,860	3,423	2,384	77	9,382	791,414
Idaho	180,661	177,648	45,778	86,432	7,562	387,351	2,412	6,943	46	21,738	916,571
Nevada	125,750	191,492	112,542	47,264	5,424	305,184	4,205	5,049	2,017	10,810	809,737
Other	39,494	161,520	91,760	41,772	—	11,194	—	—	6,003	2,532	354,275
	$4,631,321	$3,588,950	$2,386,363	$1,105,101	$139,922	$7,936,931	$78,243	$88,696	$61,525	$271,286	$20,288,338

Percentage by geographic area
September 30, 2025	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	As % of total gross loans
Washington	2.6%	2.6%	4.3%	0.8%	0.2%	15.9%	0.2%	0.2%	0.1%	0.7%	27.6%
California	5.1	1.0	0.7	—	—	7.1	—	—	0.1	—	14.0
Oregon	3.6	1.9	1.4	0.5	0.2	4.3	0.1	0.1	—	0.1	12.2
Arizona	3.5	2.5	0.5	0.7	—	3.7	0.1	0.1	—	0.2	11.3
Texas	2.4	3.9	2.9	1.5	—	0.7	—	—	—	—	11.4
Utah	2.9	1.7	0.7	0.8	0.2	2.9	—	—	0.1	0.1	9.4
New Mexico	1.0	1.5	0.1	0.3	—	1.0	—	—	—	—	3.9
Idaho	0.9	0.9	0.2	0.4	0.1	1.9	—	—	—	0.1	4.5
Nevada	0.6	0.9	0.6	0.2	—	1.5	—	—	—	0.1	3.9
Other	0.2	0.8	0.4	0.2	—	0.1	—	—	—	—	1.7
	22.8%	17.7%	11.8%	5.4%	0.7%	39.1%	0.4%	0.4%	0.3%	1.3%	100%

Percentage by geographic area as a % of each loan type
September 30, 2025	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC
	As % of total gross loans
Washington	11.4%	14.6%	36.3%	15.0%	25.9%	40.8%	49.8%	53.1%	25.0%	50.8%
California	22.2	6.0	5.9	0.9	—	18.0	—	—	13.5	0.3
Oregon	15.9	11.0	11.5	8.7	23.2	11.1	13.2	11.9	0.4	13.4
Arizona	15.5	14.2	4.5	11.9	1.3	9.6	18.4	17.4	8.6	12.4
Texas	10.7	21.7	24.5	27.0	5.5	1.8	—	0.1	—	1.7
Utah	12.6	9.5	6.0	15.5	33.1	7.3	5.7	1.3	39.2	5.0
New Mexico	4.2	8.3	0.8	5.1	1.7	2.6	4.4	2.7	0.1	3.5
Idaho	3.9	4.9	1.9	7.8	5.4	4.9	3.1	7.8	0.1	8.0
Nevada	2.7	5.3	4.7	4.3	3.9	3.8	5.4	5.7	3.3	4.0
Other	0.9	4.5	3.9	3.8	—	0.1	—	—	9.8	0.9
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table shows the change in the geographic distribution by state of the loan portfolio since the prior year.

September 30,	2025	2024	Change
Washington	27.6%	27.3%	0.3
California	14.0	14.4	(0.4)
Oregon	12.2	11.7	0.5
Arizona	11.3	11.0	0.3
Texas	11.4	11.8	(0.4)
Utah	9.4	9.9	(0.5)
New Mexico	3.9	3.6	0.3
Idaho	4.5	4.3	0.2
Nevada	4.0	3.7	0.3
Other (1)	1.7	2.3	(0.6)
	100%	100%
(1) Includes loans from outside of our nine state footprint.
Allowance for credit losses: For details, see the “Allowance for Credit Losses" section above in this report.
Non-performing assets: For details, see the “Asset Quality" section above in this report.
Real estate owned: For details, see the “Asset Quality" section above in this report.
Interest receivable: Interest receivable was $98,589,000 as of September 30, 2025, a decrease of $4,238,000, or 4.1%, since
September 30, 2024. The decrease was the result of a 4.0% decrease in loans receivable combined with the decrease in interest rates.
Bank Owned Life Insurance: Bank-owned life insurance increased to $275,159,000 as of September 30, 2025 from
$267,633,000 as of September 30, 2024, primarily as a result of increases in the cash surrender value of the policies. The investments in bank-owned life insurance serve to assist in funding growing employee benefit costs.
Intangible assets: The Bank's intangible assets totaled $442,093,000 at September 30, 2025 compared to $448,425,000 as of
September 30, 2024. The decrease is largely the result of the amortization of the core deposit intangible balance created in the
Merger. The balance at September 30, 2025 is comprised of $414,722,000 of goodwill and the unamortized balance of the core deposit and other intangibles of $27,371,000.
Customer accounts: As of September 30, 2025, customer deposits totaled $21,437,636,000 compared with $21,373,970,000 at
September 30, 2024, a $63,666,000, or 0.3%, increase driven by transaction accounts. During 2025, transaction accounts increased by $489,347,000 or 4.1% while time deposits decreased by $425,681,000 or 4.5%.
The following table shows customer deposits by account type.

	September 30, 2025			September 30, 2024
($ in thousands)	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
Non-interest checking	$2,567,539	12.0%	—%	$2,500,467	11.7%	—%
Interest checking	4,865,808	22.7	2.55	4,486,444	21.0	2.89
Savings	701,558	3.3	0.22	718,560	3.4	0.23
Money market	4,171,627	19.4	2.14	4,111,714	19.2	2.22
Time deposits	9,131,104	42.6	3.74	9,556,785	44.7	4.58
Total	$21,437,636	100%	2.60%	$21,373,970	100%	3.09%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table shows the geographic distribution by state for customer deposits.

($ in thousands)	September 30, 2025		September 30, 2024		$ Change	% Change
Washington	$8,685,124	40.5%	$8,528,608	39.9%	$156,516	1.8%
California	3,726,997	17.4	4,448,018	20.8	(721,021)	(16.2)%
Oregon	2,724,526	12.7	2,696,243	12.6	28,283	1.0%
Arizona	1,641,460	7.7	1,619,101	7.6	22,359	1.4%
New Mexico	1,802,886	8.4	1,622,534	7.6	180,352	11.1%
Idaho	935,047	4.4	949,025	4.4	(13,978)	(1.5)%
Utah	601,054	2.8	584,001	2.7	17,053	2.9%
Nevada	559,906	2.5	527,704	2.5	32,202	6.1%
Texas	760,636	3.6	398,736	1.9	361,900	90.8%
	$21,437,636	100%	$21,373,970	100%	$63,666	0.3%
The following table sets forth, by various interest rate categories, the amount of fixed-rate time deposits that mature during the periods indicated.

	Maturing in
September 30, 2025	1 to 3 Months	4 to 6 Months	7 to 12 Months	13 to 24 Months	25 to 36 Months	37 to 60 Months	Total
	(In thousands)
Fixed-rate time deposits:
Under 1.00%	$27,541	$855	$—	$3,559	$2,766	$10,479	$45,200
1.00% to 1.99%	462	682	—	23,382	—	—	24,526
2.00% to 2.99%	343	712	55,437	126,434	43,611	—	226,537
3.00% to 3.99%	2,891,632	1,815,237	2,485,957	104,813	12,886	—	7,310,525
4.00% to 4.99%	505,616	550,275	391,818	76,017	—	—	1,523,726
5.00% and higher	590	—	—	—	—	—	590
Total	$3,426,184	$2,367,761	$2,933,212	$334,205	$59,263	$10,479	$9,131,104
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
At September 30, 2025, the Bank had $3,895,726,000 of time deposits in amounts of $250,000 or more outstanding, maturing as follows: $1,355,645,000 within 3 months; $1,116,894,000 over 3 months through 6 months; $1,207,030,000 over 6 months through 12 months; and $216,157,000 thereafter.
Time deposits with a maturity of one year or less have penalties for premature withdrawal equal to 90 days of interest. When the maturity is greater than one year but less than four years, the penalty is 180 days of interest. When the maturity is greater than four years, the penalty is 365 days of interest. Early withdrawal penalty fee income for the years ended 2025, 2024 and
2023 amounted to $1,230,000, $1,082,000 and $1,618,000, respectively.
For additional details on customer accounts, including uninsured deposits, see Note K to the Consolidated Financial Statements
in “Item 8. Financial Statements and Supplementary Data” of this report.
Borrowings: Total borrowings decreased to $1,765,604,000 as of September 30, 2025, as compared to $3,267,589,000 at
September 30, 2024. The weighted average rate for borrowings was 2.50% as of September 30, 2025, versus 3.93% at
September 30, 2024. The decreases in balance and rate are primarily due to the pay-down of higher interest borrowings combined with decreasing interest rates. The Bank has entered into interest rate swaps to hedge interest rate risk and convert certain FHLB advances to fixed rate payments. Taking into account these hedges, the weighted average effective maturity of
FHLB advances at September 30, 2025 was 2.19 years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
COMPARISON OF 2025 RESULTS WITH 2024
Net Income: Net income increased $26,027,000, or 13.0%, to $226,068,000 for the year ended September 30, 2025, as compared to $200,041,000 for the year ended September 30, 2024. The change was due to the factors described below.
Net Interest Income: For the year ended September 30, 2025, net interest income was $654,235,000, a decrease of $6,597,000 or 1.0% from the year ended September 30, 2024. Net interest margin was 2.58% for the year ended September 30, 2025 compared to 2.69% in the prior year. The decrease was the result of the greater decrease in the rate earned on assets compared with the rate paid on liabilities. Rates on interest-bearing liabilities decreased by 22 basis points compared to the 30 basis points decrease in the average rate on interest-earning assets. This effect was partially offset by the greater increase in interest-earning assets compared to interest bearing liabilities. Average interest-bearing liabilities grew by 2.9% while average interest-earning assets grew by 3.2%.
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

	Twelve Months Ended September 30,
	2025 vs. 2024 Increase (Decrease) Due to			2024 vs. 2023 Increase (Decrease) Due to			2023 vs. 2022 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)			(In thousands)			(In thousands)
Interest income:
Loan portfolio	$8,703	$(54,615)	$(45,912)	$189,770	$76,011	$265,781	$87,565	$210,911	$298,476
Mortgage-backed securities	37,084	6,205	43,289	8,129	8,469	16,598	5,760	11,092	16,852
Investments (1)	(16,317)	(13,321)	(29,638)	34,219	12,157	46,376	(13,400)	74,668	61,268
All interest-earning assets	29,470	(61,731)	(32,261)	232,118	96,637	328,755	79,925	296,671	376,596
Interest expense:
Customer accounts	78,911	(6,638)	72,273	75,680	219,521	295,201	570	193,622	194,192
Borrowings	(65,594)	(32,343)	(97,937)	38,609	24,347	62,956	38,084	48,675	86,759
All interest-bearing liabilities	13,317	(38,981)	(25,664)	114,289	243,868	358,157	38,654	242,297	280,951
Change in net interest income	$16,153	$(22,750)	$(6,597)	$117,829	$(147,231)	$(29,402)	$41,271	$54,374	$95,645
(1)Includes interest on cash equivalents and dividends on stock of the FHLB of Des Moines, the FHLB of San Francisco and FRB of
San Francisco.
Provision for Credit Losses: The Company recorded a provision for credit losses of $7,750,000 in 2025, compared to a provision of $17,500,000 for 2024. In 2024, the provision included the initial provision of $16,000,000 recorded on LBC loans acquired, as well as adjustments resulting from qualitative considerations such as prolonged and intensified borrower sensitivity to high interest rates and operating costs due to inflationary pressures. In 2025, the provisioning reflected a shift toward higher reserved commercial originations combined with increasing trends in charge-offs and negative migration of delinquent and nonperforming loans combined with economic concerns. For the year ended September 30, 2025, net charge-offs were
$11,783,000, compared to  $1,356,000 in the prior year.
Non-interest Income: Non-interest income was $71,247,000 for the year ended September 30, 2025, an increase of
$10,555,000, or 17.4%, from $60,692,000 for the year ended September 30, 2024. This increase was the result of increased

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
prepayment fees earned on loans plus increased commission income from WaFd Insurance, the Company's insurance subsidiary.
Non-interest Expense: Total non-interest expense was $427,463,000 for the year ended September 30, 2025, a decrease of
$20,809,000, or 4.6%, from the $448,272,000 for the year ended September 30, 2024. The 2024 results included $25,000,000 in
Merger-related costs. Compensation and benefits costs decreased $12,002,000 or 5.1% year-over-year as a result of Merger-
related retention, severance and change-in-control expenses booked in 2024 and $5,400,000 in restructuring costs arising from the shift in strategy and exit from single family lending. Other non-interest expense also decreased as a result of Merger-related professional and legal fees recorded in 2024. Additionally, FDIC premiums decreased $8,670,000 in 2025 compared to the prior year resulting from several factors. The previous year's figures had included a special assessment and the decrease was further influenced by both the contraction of the balance sheet and a lower assessment rate in 2025. Offsetting these decreases, information technology costs increased by $6,795,000 in 2025 as compared to 2024 due to strategic investments in technology.
The Company’s efficiency ratio was 58.9% for 2025 as compared to 62.1% for the prior year. The number of staff, including part-time employees on a full-time equivalent basis, was 1,979 and 2,208 at September 30, 2025 and 2024, respectively. Total operating expense for the years ended September 30, 2025 and 2024 were 1.58% and 1.71%, respectively, of average assets.
Loss on Real Estate Owned: Loss on real estate owned, net was $627,000 for the year ended September 30, 2025, compared to a net gain of $304,000 for the year ended September 30, 2024. This amount includes ongoing maintenance expense, periodic valuation adjustments, and gains and losses on sales of REO.
Income Tax Expense: Income tax expense was $63,574,000 for the year ended September 30, 2025, an increase of $7,559,000, or 13.5%, from the $56,015,000 for the year ended September 30, 2024. The increase is primarily due to a 13.1% increase in pre-tax income. The effective tax rate for 2025 was 21.95% as compared to 21.88% for the year ended September 30, 2024. The
Company's effective tax rate varies from the Federal statutory rate of 21% mainly due to state taxes, tax-exempt income and tax-credit investments.
On July 4, 2025, the One Big Beautiful Bill Act, officially designated as H.R. 1, was enacted into law. This legislation includes significant changes to federal tax law and other regulatory provisions that may impact the Company. Key provisions include the permanent extension of several business tax benefits originally introduced under the 2017 Tax Cuts and Jobs Act. The
Company is currently evaluating the provisions of the new law and the potential effects on its financial position, results of operations and cash flows. We believe the provisions of the new tax law will have no significant direct impact on our financial position and results of operation.
COMPARISON OF 2024 RESULTS WITH 2023
For management's review of the factors that affected our results of operations for the years ended September 30, 2024 and 2023 refer to our Annual Report on Form 10-K for the year ended September 30, 2024, which was filed with the SEC on November
20, 2024.

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
The Company's shareholders' equity at September 30, 2025, was $3,039,575,000, or 11.38% of total assets, as compared to
$3,000,300,000, or 10.69% of total assets, at September 30, 2024. Items affecting shareholders' equity were net income of
$226,068,000, the payment of $84,639,000 in Common Stock dividends, the payment of $14,625,000 in preferred stock dividends, $101,931,000 of treasury stock purchases, as well as other comprehensive income of $1,099,000. The Company paid out 40.7% of its 2025 earnings in cash dividends to common shareholders, compared with 41.2% last year. For the year ended
September 30, 2025, the Company returned 82.5% of net income to shareholders in the form of cash dividends and share repurchases as compared to 50.7% for the year ended September 30, 2024. Management believes the Company's strong equity position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment. The Company’s share repurchase program may be modified, suspended or terminated at any time, and the timing and amount of share repurchases is subject to market conditions and the market price of the Company’s Common Stock, as well as other factors.
The Bank has a credit line with the FHLB - DM of up to 45% of total assets depending on specific collateral eligibility. This line provides the Bank a substantial source of additional liquidity. The Bank has entered into borrowing agreements with the
FHLB - DM to borrow funds under a short-term floating rate cash management advance program and fixed-rate term loan agreements. All borrowings are secured by stock of the FHLB - DM, deposits with the FHLB - DM, and a blanket pledge of qualifying loans receivable. The Bank also has a credit line with the FHLB - SF in support of LBC borrowings from the FHLB -
SF, but the Bank is unable to take down new advances against this line. The FHLB - SF credit line is secured by a line-item pledge of mortgage backed securities. Based on collateral pledged as of September 30, 2025, the Bank had $6,647,214,000 of
additional borrowing capacity at the FHLB - DM.
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
The Company's cash and cash equivalents were $657,310,000 at September 30, 2025, which is a 72.4% decrease from the balance of $2,381,102,000 as of September 30, 2024. The prior year end balances reflected cash received from the Luther
Burbank multi-family and single-family residential loan portfolio sales. During the year, the Company utilized cash to reduce borrowings and purchase investments. See “Changes in Financial Condition” above and the “Statement of Cash Flows”
included in the financial statements for additional details regarding this change.
The following table presents the Company's significant fixed and determinable contractual obligations, within the categories described below, by contractual maturity or payment amount.

September 30, 2025	Total	Less than 1 Year	1 to 5 Years	Over 5 Years
	(In thousands)
Customer accounts (1)	$21,437,636	$21,033,689	$403,943	$4
Debt obligations (2)	1,817,249	1,747,041	18,563	51,645
Operating lease obligations	63,103	10,983	29,685	22,435
	$23,317,988	$22,791,713	$452,191	$74,084
(1) Includes non-maturing customer transaction accounts.
(2) Represents contractual maturities of FHLB advances and FRB borrowings. Taking into account cash flow hedges, the weighted average effective maturity of FHLB advances at September 30, 2025 is 2.19 years.
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
Interest rate risk arises in part due to the Bank's significant holdings of fixed-rate single-family home loans, which are longer-
term than customer accounts that constitute its primary liabilities. Accordingly, assets do not usually respond as quickly to changes in interest rates as liabilities. In the absence of management action, net interest income can be expected to decline when interest rates rise and to expand when interest rates fall. Shortening the maturity or repricing of the investment portfolio is one action that management can take. The composition of the investment portfolio was 44.6% variable rate and 55.5% fixed rate as of September 30, 2025 to provide some protection against changing rates. In addition, the Bank is producing more commercial loans that have shorter terms and/or variable rates. There has also been focus on increasing less rate sensitive transaction deposit accounts.  These accounts make up 57.4% of the deposit portfolio as of September 30, 2025 as compared with 55.3% as of September 30, 2024
The Company's balance sheet strategy, in conjunction with low operating costs, has allowed the Company to manage interest rate risk, within guidelines established by the Board, through all interest rate cycles. It is Management's objective to grow the dollar amount of net interest income, through the rate cycles, acknowledging that there will be some periods of time when that will not be feasible. Cash and cash equivalents of $657,310,000 and shareholders' equity of $3,039,575,000 provide management with flexibility in managing interest rate risk. Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing commercial loans having shorter average lives and transaction deposit accounts, to position itself for changing interest rates.
Net Interest Income Sensitivity. The Company estimates the sensitivity of our net interest income to changes in market interest rates using an interest rate simulation model that includes assumptions related to the level of balance sheet growth, deposit repricing characteristics and the rate of prepayments for multiple interest rate change scenarios. Interest rate sensitivity depends on certain repricing characteristics in our interest-earning assets and interest-bearing liabilities, including the maturity term structure, contractual rate changes and prepayment/attrition characteristics of assets and liabilities, all of which vary with changes in market interest rates. The analysis presented below assumes a constant balance sheet. Actual results would differ from the assumptions used in this model, as management monitors and adjusts loan and deposit pricing and the composition and overall size of the balance sheet to respond to changing interest rates.
The following table models the potential impact of changing interest rates on net income over a twelve-month period and compares the current results to the results as of the prior year end. The Company's focus is primarily on the impact of abrupt upward or downward changes in short term rates. It is important to note that this is not a forecast or prediction of future events.
The Company's focus is primarily on the impact of abrupt upward or downward changes in short term rates.

Hypothetical, Immediate and Parallel	Potential Increase (Decrease) in Net Interest Income - Year 1
Basis Point Increase (Decrease) in Interest Rates	September 30, 2025		September 30, 2024
	(In thousands, except percentages)
(200)	$65,287	8.79%	$(8,284)	(1.01)%
(100)	35,318	4.76	1,832	0.22
100	(407)	(0.05)	(144)	(0.02)
200	6,298	0.85	22,816	2.79
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
rates provides a longer-term view of interest rate risk of the current balance sheet as it incorporates all future expected cash flows. The following tables set forth an analysis of the Company's interest rate risk as measured by the estimate changes in
NPV resulting from instantaneous and sustained parallel shifts in the yield curve.

Hypothetical, Immediate and Parallel	Potential Increase (Decrease) in NPV as of
Basis Point Increase (Decrease) in Interest Rates	September 30, 2025		September 30, 2024
	(In thousands, except percentages)
(200)	$550,692	17.96%	$393,113	13.35%
(100)	317,236	10.35	256,991	8.73
100	(341,329)	(11.13)	(293,070)	(9.96)
200	(649,066)	(21.17)	(559,613)	(19.01)

Hypothetical, Immediate and Parallel	September 30, 2025
Basis Point Increase (Decrease) in Interest Rates	Estimated NPV Amount	NPV as % of Assets
	(In thousands)
(200)	$3,616,691	13.46%
(100)	3,383,235	12.88
No change	3,065,999	11.96
100	2,724,670	10.89
200	2,416,933	9.89
Prepayment speeds continue to be relatively low at September 30, 2025 with the Bank's conditional payment rate ("CPR") for single-family mortgages at 7.5%, down slightly from 8.6% the year before.
As of September 30, 2025, the Company was in compliance with all of its interest rate risk policy limits.

Interest Rates.  The Company measures the difference between the rate on interest-earning assets and the rate on interest-
bearing liabilities at the end of each period. The period end interest rate spread was 2.32% at September 30, 2025 and 1.91% at
September 30, 2024. As of September 30, 2025, the weighted-average rate on interest-earning assets decreased by 12 basis points to 5.23% compared to September 30, 2024. The lower rate on interest-earning assets is due primarily to the Federal
Reserve Bank's rate decreases since September 2024, which have led to lower rates on adjustable rate loans, investment securities and cash. As of September 30, 2025, the weighted-average rate on interest-bearing liabilities decreased by 29 basis points to 2.91% compared to September 30, 2024. The lower rate on interest-bearing liabilities also primarily resulted from the
FRB rate cuts combined with repayments on higher rate borrowings. The period end interest rate spread for the last five fiscal quarters is shown below:

	SEP 2025	JUN 2025	MAR 2025	DEC 2024	SEP 2024
Interest rate on loans and mortgage-backed securities	5.25%	5.28%	5.29%	5.32%	5.16%
Interest rate on other interest-earning assets	4.96	5.03	4.62	4.77	4.85
Combined, all interest-earning assets	5.23	5.26	5.22	5.22	5.11
Interest rate on customer accounts	2.95	3.05	3.16	3.30	3.09
Interest rate on borrowings (1)	2.50	2.76	3.30	3.62	3.93
Combined cost of funds	2.91	3.03	3.17	3.34	3.20
Interest rate spread	2.32%	2.23%	2.05%	1.88%	1.91%
(1) Represents the effective rate taking into consideration cash flow hedges on FHLB borrowings.
The chart below shows the volatility of our period end net interest spread (dashed line measured against the right axis)
compared to the relatively consistent growth in net interest income (solid line measured against the left axis). The relative consistency of net interest growth is accomplished by actively managing the size and composition of the balance sheet through different rate cycles.

Net Interest Margin. The net interest margin is measured using net interest income divided by average interest-earning assets for the period. The net interest margin decreased to 2.58% for the year ended September 30, 2025, from 2.69% for the year ended September 30, 2024. The yield on interest-earning assets decreased 30 basis points to 5.29% and the cost of interest-
bearing liabilities decreased by 22 basis points to 3.24%. The lower yield on interest-earning assets was primarily due to the impact of falling rates on adjustable rate assets and cash. The lower rate in interest-bearing liabilities was primarily due to lower rates on interest-bearing customer accounts and combined with the pay-off of higher borrowings.
For the year ended September 30, 2025, average interest-earning assets increased by 3.2% to $25,337,814,000, up from
$24,559,665,000 for the year ended September 30, 2024. During 2025, average loans receivable increased $151,026,000, or
0.7%, while the combined average balances of mortgage-backed securities, other investment securities and cash increased by
$652,098,000 or 16.6%.
During 2025, average interest-bearing customer deposit accounts increased $2,408,182,000 or 14.7% and the average balance of borrowings decreased by $1,819,187,000, or 42.9%, from 2024.

The following table sets forth the information explaining the changes in the net interest income and net interest margin.

	Net Interest Income and Margin Summary
	Year Ended September 30,
	2025			2024			2023
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)
Assets
Loans receivable (1)	$20,651,307	$1,119,937	5.42%	$20,500,281	$1,165,849	5.69%	$17,095,014	$900,068	5.27%
Mortgage-backed securities	2,514,511	103,071	4.10	1,597,566	59,782	3.74	1,362,415	43,184	3.17
Cash & Investments (2)	2,065,658	106,400	5.15	2,330,505	133,608	5.73	1,742,806	91,058	5.22
FHLB & FRB stock	106,338	10,041	9.44	131,313	12,471	9.50	127,066	8,645	6.80
Total interest-earning assets	25,337,814	1,339,449	5.29%	24,559,665	1,371,710	5.59%	20,327,301	1,042,955	5.13%
Other assets	1,718,680			1,682,721			1,484,271
Total assets	$27,056,494			$26,242,386			$21,811,572
Liabilities and Shareholders’ Equity
Interest-bearing customer accounts	$18,735,390	604,707	3.23%	$16,327,208	532,434	3.26%	$12,906,383	237,233	1.84%
Borrowings	2,423,244	80,507	3.32	4,242,431	178,444	4.21	3,261,917	115,488	3.54
Total interest-bearing liabilities	21,158,634	685,214	3.24%	20,569,639	710,878	3.46%	16,168,300	352,721	2.18%
Noninterest-bearing customer accounts	2,518,248			2,593,567			2,969,970
Other liabilities	352,673			322,071			296,840
Total liabilities	24,029,555			23,485,277			19,435,110
Shareholders’ equity	3,026,939			2,757,109			2,376,462
Total liabilities and shareholders’ equity	$27,056,494			$26,242,386			$21,811,572
Net interest income/interest rate spread		$654,235	2.05%		$660,832	2.13%		$690,234	2.95%
Net interest margin (3)			2.58%			2.69%			3.40%
   ___________________
(1)Interest income includes net amortization-accretion of deferred loan fees, costs, discounts and premiums of $12,870,000, $37,489,000 and $20,130,000 for year ended 2025, 2024 and 2023, respectively.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of WaFd, Inc. and subsidiaries (the
"Company") as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended  September 30, 2025, and the related notes
(collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States)
(PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in
Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway
Commission and our report dated November 18, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
/s/ Deloitte & Touche LLP
Seattle, Washington
November 18, 2025
We have served as the Company’s auditor since 1982.
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2025	September 30, 2024
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$657,310	$2,381,102
Available-for-sale securities, at fair value	3,533,201	2,572,709
Held-to-maturity securities, at amortized cost	645,802	436,972
Loans receivable, net of allowance for loan losses of $199,720 and $203,753	20,088,618	20,916,354
Interest receivable	98,589	102,827
Premises and equipment, net	261,271	247,901
Real estate owned	11,084	4,567
FHLB stock	88,068	95,617
Bank owned life insurance	275,159	267,633
Intangible assets, including goodwill of $414,722 and $411,360	442,093	448,425
Federal and state income tax assets, net	112,784	119,248
Other assets	485,720	466,975
	$26,699,699	$28,060,330
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$12,306,532	$11,817,185
Time deposit accounts	9,131,104	9,556,785
	21,437,636	21,373,970
Borrowings	1,765,604	3,267,589
Junior subordinated debentures	51,645	50,718
Advance payments by borrowers for taxes and insurance	59,845	61,330
Accrued expenses and other liabilities	345,394	306,423
	23,660,124	25,060,030
Commitments and contingencies (see Note N)
Shareholders’ equity
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 300,000 and 300,000 shares issued; 300,000 and 300,000 shares outstanding	300,000	300,000
Common stock, $1.00 par value, 300,000,000 shares authorized; 154,408,001 and 154,007,429 shares issued; 78,186,520 and 81,220,269 shares outstanding	154,408	154,007
Additional paid-in capital	2,163,276	2,150,675
Accumulated other comprehensive income, net of taxes	56,950	55,851
Treasury stock, at cost; 76,221,481 and 72,787,160 shares	(1,740,761)	(1,639,131)
Retained earnings	2,105,702	1,978,898
	3,039,575	3,000,300
	$26,699,699	$28,060,330
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended September 30,	2025	2024	2023
	(In thousands, except share data)
INTEREST INCOME
Loans receivable	$1,119,937	$1,165,849	$900,068
Mortgage-backed securities	103,071	59,782	43,184
Investment securities and cash equivalents	116,441	146,079	99,703
	1,339,449	1,371,710	1,042,955
INTEREST EXPENSE
Customer accounts	604,707	532,434	237,233
Borrowings, senior debt and junior subordinated debentures	80,507	178,444	115,488
	685,214	710,878	352,721
Net interest income	654,235	660,832	690,234
Provision for credit losses	7,750	17,500	41,500
Net interest income after provision	646,485	643,332	648,734

NON-INTEREST INCOME
Gain on sale of investment securities	20	342	33
Gain (loss) on termination of hedging derivatives	158	241	(867)
Loan fee income	6,888	2,745	3,885
Deposit fee income	29,650	27,507	26,050
Other income	34,531	29,857	23,100
Total non-interest income	71,247	60,692	52,201

NON-INTEREST EXPENSE
Compensation and benefits	222,146	234,148	196,534
Occupancy	44,937	42,036	41,579
FDIC insurance premiums	20,200	28,870	20,025
Product delivery	25,871	23,986	20,973
Information technology	60,101	53,306	49,447
Other expense	54,208	65,926	47,477
Total non-interest expense	427,463	448,272	376,035
Gain (loss) on real estate owned, net	(627)	304	176
Income before income taxes	289,642	256,056	325,076
Income tax expense	63,574	56,015	67,650
Net income	226,068	200,041	257,426
Dividends on preferred stock	14,625	14,625	14,625
Net income available to common shareholders	$211,443	$185,416	$242,801

PER SHARE DATA
Basic earnings per common share	$2.64	$2.50	$3.72
Diluted earnings per common share	2.63	2.50	3.72
Dividends paid on common stock per share	1.07	1.03	0.99
Basic weighted average number of common shares outstanding	80,184,395	74,244,323	65,192,510
Diluted weighted average number of common shares outstanding	80,255,189	74,290,568	65,255,283
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended September 30,	2025	2024	2023
	(In thousands)
Net income	$226,068	$200,041	$257,426
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) during the period on available-for-sale debt securities, net of tax of $(8,320), $(17,782) and $2,493	26,933	61,225	(9,360)
Reclassification adjustment of net (gain) loss included in net income during the period from sale of available-for-sale securities, net of tax of $76, $(81) and $(9)	(246)	261	26
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	26,687	61,486	(9,334)

Net unrealized gain (loss) during the period on borrowing cash flow hedges, net of tax of $4,257, $14,546 and $(654)	(13,783)	(52,556)	3,774
Reclassification adjustment of net (gain) loss included in net income during the period from hedging derivatives, net of tax of $3,647, $0 and $0	(11,805)	—	—
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	(25,588)	(52,556)	3,774

Other comprehensive income (loss)	1,099	8,930	(5,560)
Comprehensive income	$227,167	$208,971	$251,866
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Balance at September 30, 2022	$300,000	$136,271	$1,686,975	$1,688,740	$52,481	$(1,590,207)	$2,274,260

Net income	—	—	—	257,426	—	—	257,426
Other comprehensive income (loss)	—	—	—		(5,560)	—	(5,560)
Dividends on common stock ($0.99 per share)	—	—	—	(63,792)	—	—	(63,792)
Dividends on preferred stock ($48.75 per share)	—	—	—	(14,625)	—	—	(14,625)
Proceeds from stock issuances	—	42	1,224	—	—	—	1,266
Stock-based compensation expense	—	154	(565)	—	—	—	(411)
Repurchase of stock warrants	—	—	—	—	—	8,325	8,325
Treasury stock purchased	—	—	—	—	—	(30,463)	(30,463)
Balance at September 30, 2023	300,000	136,467	1,687,634	1,867,749	46,921	(1,612,345)	2,426,426

Net income	—	—	—	200,041	—	—	200,041
Other comprehensive income (loss)	—	—	—	—	8,930	—	8,930
Dividends on common stock ($1.03 per share)	—	—	—	(74,267)	—	—	(74,267)
Dividends on preferred stock ($48.75 per share)	—	—	—	(14,625)	—	—	(14,625)
Stock issued in merger	—	17,089	448,415	—	—	—	465,504
Proceeds from stock issuances	—	231	5,948	—	—	—	6,179
Stock-based compensation expense	—	220	8,678	—	—	283	9,181
Treasury stock purchased	—	—	—	—	—	(27,069)	(27,069)
Balance at September 30, 2024	300,000	154,007	2,150,675	1,978,898	55,851	(1,639,131)	3,000,300

Net income	—	—	—	226,068	—	—	226,068
Other comprehensive income (loss)	—	—	—	—	1,099	—	1,099
Dividends on common stock ($1.07 per share)	—	—	—	(84,639)	—	—	(84,639)
Dividends on preferred stock ($48.75 per share)	—	—	—	(14,625)	—	—	(14,625)
Proceeds from stock issuances	—	165	4,619	—	—	—	4,784
Stock-based compensation expense	—	236	7,982	—	—	301	8,519
Treasury stock purchased	—	—	—	—	—	(101,931)	(101,931)
Balance at September 30, 2025	$300,000	$154,408	$2,163,276	$2,105,702	$56,950	$(1,740,761)	$3,039,575
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended September 30,	2025	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$226,068	$200,041	$257,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	9,718	134,103	22,970
Stock-based compensation expense	8,519	9,181	7,914
Provision (release) for credit losses	7,750	17,500	41,500
Loss (gain) on sale of investment securities	(20)	(342)	(33)
Gain on settlements of bank owned life insurance	—	—	(821)
Impairment loss on premises and equipment	992	—	6
Net realized (gain) loss on sales of premises, equipment and real estate owned	(419)	(2,555)	(1,153)
Decrease (increase) in accrued interest receivable	4,238	9,873	(23,131)
Decrease (increase) in federal and state income tax receivable	6,124	18,751	(6,650)
Decrease (increase) in cash surrender value of bank owned life insurance	(7,526)	(6,933)	(5,976)
Decrease (increase) in other assets	(27,885)	148,001	(67,342)
Increase (decrease) in federal and state income tax liabilities	—	—	(3,306)
Increase (decrease) in accrued expenses and other liabilities	9,393	(88,387)	(7,447)
Net cash provided by (used in) operating activities	236,952	439,233	213,957

CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	973,280	(348,528)	(1,330,399)
Loans purchased	(143,605)	—	(79,965)
FHLB & FRB stock purchase	(496,542)	(602,941)	(654,805)
FHLB & FRB stock redeemed	504,092	669,975	623,058
Available-for-sale securities purchased	(1,482,058)	(549,159)	(376,481)
Principal payments and maturities of available-for-sale securities	561,808	386,564	420,154
Proceeds from sales of available-for-sale investment securities	797	182,682	1,169
Held-to-maturity securities purchased	(261,842)	(47,092)	—
Principal payments and maturities of held-to-maturity securities	53,030	36,013	39,414
Proceeds from sales of real estate owned	2,865	6,802	7,192
Proceeds from settlements of bank owned life insurance	—	—	1,809
Equity method investments purchased	(2,861)	(4,197)	(12,500)
Net cash received (paid) in business combinations	(360)	623,583	(2,590)
Proceeds from sales of loans	—	2,956,856	—
Proceeds from sales of premises and equipment	1,689	1,341	1,090
Premises and equipment purchased and REO improvements	(28,707)	(24,681)	(15,063)
Net cash provided by (used in) investing activities	(318,414)	3,287,218	(1,377,917)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	63,666	(324,506)	40,759
Proceeds from borrowings	11,019,793	17,037,035	17,175,000
Repayments of borrowings	(12,527,894)	(18,842,525)	(15,650,000)
Principal payments and maturities of senior debt	—	(95,000)	—
Proceeds from stock-based awards	3,943	5,187	1,089
Dividends paid on common stock	(84,639)	(74,267)	(63,792)
Dividends paid on preferred stock	(14,625)	(14,625)	(14,625)
Proceeds from employee stock purchase	842	992	177
Treasury stock purchased	(101,931)	(27,069)	(30,463)
Increase (decrease) in advance payments by borrowers for taxes and insurance	(1,485)	8,780	2,499
Net cash provided by (used by) financing activities	(1,642,330)	(2,325,998)	1,460,644
Increase (decrease) in cash and cash equivalents	(1,723,792)	1,400,453	296,684
Cash and cash equivalents at beginning of year	2,381,102	980,649	683,965
Cash and cash equivalents at end of year	$657,310	$2,381,102	$980,649
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended September 30,	2025	2024	2023
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$5,873	$681	$121
Non-cash financing activities
Preferred stock dividend payable	3,656	3,656	3,656
Cash paid during the year for
Interest	746,932	739,076	364,386
Income taxes	41,647	20,283	61,245
Summary of non-cash activities related to acquisitions
Fair value of assets and intangibles acquired	$—	$7,677,177	$—
Fair value of liabilities assumed	—	(7,316,380)	—
Net fair value of acquired assets (liabilities)	$—	$360,797	$—

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company and nature of operations. WaFd Bank, a federally-insured Washington state chartered commercial bank (the
"Bank"), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, mid-sized to large businesses, and owners and developers of commercial real estate. Washington Federal, Inc., a Washington corporation was formed as the Bank’s holding company in November,
1994.
On September 27, 2023, Articles of Amendment were filed with the Washington Secretary of State to change the name of
Washington Federal, Inc. to WaFd, Inc.  This change was effective on September 29, 2023. As used throughout this document, the terms “WaFd” or the “Company” or “we” or “us” and “our” refer to WaFd, Inc. and its consolidated subsidiaries, and the term “Bank” refers to the operating subsidiary, WaFd Bank.
The Company is headquartered in Seattle, Washington. The Bank conducts its activities through a network of 208 bank branches located in Washington, Oregon, Idaho, Utah, Arizona, Nevada, New Mexico, California and Texas.
Basis of presentation and use of estimates. The Company’s accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America ("U.S. GAAP"). Inter-company balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, the Company makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses during the reporting periods and related disclosures. The areas that require application of significant management judgments often result in the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. Actual results could differ materially from those estimates. Certain amounts in the financial statements from prior periods have been reclassified to conform to the current financial statement presentation. In certain instances, amounts in text are presented by rounding to the nearest thousand.
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
The Merger was accounted for using the acquisition method of accounting and was effectively an all-stock transaction accounted for as a business combination. The Company's financial results for any periods ended on and prior to February 29,
2024 reflect WaFd results only on a standalone basis. As a result, financial results for the years ended September 30, 2025 and
September 30, 2024 may not be directly comparable to prior reported periods. Refer to Note B - Business Combination for further details.
The Company's fiscal year end is September 30.  All references to 2025, 2024 and 2023 represent balances as of September 30,
2025, September 30, 2024, and September 30, 2023, or activity for the fiscal years then ended.
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
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
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
Restricted cash balances. The Company was not required to maintain cash reserve balances with the Federal Reserve bank as of September 30, 2025. As of September 30, 2025 and September 30, 2024, the Bank held counterparty cash collateral of
$118,400,000 and $168,200,000, respectively, related to derivative contracts.
Equity investments. The Company records equity investments within Other assets in its Consolidated Statements of Financial
Condition. These equity investments are accounted for under different methods.
•Low-income housing tax credit ("LIHTC") investments are accounted for under the proportional amortization method.
Under this method, the initial book value (gross commitment amount) of the investment is amortized over time in proportion to the projected tax benefits to be received. This amortization is a component of income tax expense. See
Note N for more information about the Company's LIHTC investments.
•For equity investments where the Company has significant influence, the Company applies the equity method of accounting, which adjusts the carrying value of the investment to recognize a proportionate share of the financial results of the investment entity, regardless of whether any distribution is made. Any adjustments to the fair value of these investments are recorded in other non-interest income in the Consolidated Statements of Operations.
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
•Equity investments in qualified real estate funds can use the net asset value ("NAV") expedient for fair value measurement.  Under this method, the NAV is determined by the fund as fair value for the investment. At September
30, 2025, equity investments held by the Company and recorded at NAV had a carrying amount of $35,564,000 and a remaining unfunded commitment of $13,388,000. These NAV based investments cannot be transferred without consent and we do not have redemption rights except in certain transformational events. Equity investments measured at NAV are not classified in the fair value hierarchy.
Debt securities, including mortgage-backed securities. The Company accounts for debt securities in two categories: held-to-
maturity ("HTM") and available-for-sale ("AFS"). Premiums and discounts on debt securities are deferred and recognized into income over the contractual life of the asset using the effective interest method.
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
Allowance for Credit Losses (HTM Debt Securities). For HTM debt securities, the Company is required to utilize the current expected credit loss methodology ("CECL") to estimate expected credit losses. Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities. As of September 30, 2025, the Company determined that the expected

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
credit loss on its corporate and municipal bonds was immaterial, and therefore, an allowance for credit losses was not recorded.
See Note C "Investment Securities" and Note F "Fair Value Measurements" for more information about HTM debt securities.
Allowance for Credit Losses (Available-for-Sale Debt Securities). The impairment model for AFS debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. Changes in the allowance for credit losses are recorded as a provision for (or recapture of) credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of September 30, 2025, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note C "Investment Securities" and
Note F "Fair Value Measurements" for more information about AFS debt securities.
Loans receivable.  Loans that are performing in accordance with their contractual terms are carried at the unpaid principal balance, net of premiums, discounts and net deferred loan fees. Net deferred loan fees include non-refundable loan origination fees less direct loan origination costs. Net deferred loan fees, premiums and discounts are amortized into interest income using either the interest method or straight-line method over the terms of the loans, adjusted for actual prepayments. The straight-line method is only utilized for construction and other interest-only loans where the interest method isn't applicable. In addition to fees and costs for originating loans, various other fees and charges related to existing loans may occur, including prepayment charges, late charges and assumption fees.
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
The ACL consists of the allowance for loan losses and the reserve for unfunded commitments. The estimate of expected credit losses under the CECL methodology is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. We then consider whether the historical loss experience should be adjusted for asset-
specific risk characteristics or current conditions at the reporting date that did not exist over the period that historical experience was based for each loan type. Finally, we consider forecasts about future economic conditions or changes in collateral values that are reasonable and supportable.
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
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
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
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
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
•Not measuring an allowance for credit losses for accrued interest receivable due to the Company’s policy of writing off uncollectible accrued interest receivable balances in a timely manner. We believe accrued interest receivable recorded as of September 30, 2025 is collectible.
Off-balance-sheet credit exposures. Off-balance-sheet credit exposures for the Company include unfunded loan commitments and letters of credit from the Federal Home Loan Banks of both Des Moines and San Francisco ("FHLB-DM" and "FHLB-SF", respectively), which may be used as collateral for public funds deposits and as confirming letters of credit on letters of credit issued by the Bank. The reserve for unfunded commitments is recognized as a liability (other liabilities in the consolidated statements of financial condition), with adjustments to the reserve recognized through provision for credit losses in the consolidated statements of income. The reserve for unfunded commitments represents the expected lifetime credit losses on off-
balance sheet obligations such as commitments to extend credit and standby letters of credit. However, a liability is not recognized for commitments that are unconditionally cancellable by the Company. The reserve for unfunded commitments is determined by estimating future draws, including the effects of risk mitigation actions, and applying the expected loss rates on those draws. Loss rates are estimated by utilizing the same loss rates calculated for the allowance for credit losses related to the respective loan portfolio class. See Note N "Commitments and Contingencies" for details.
Derivatives. The Company enters into derivative transactions to manage various risks and to accommodate the business requirements of its customers. The fair value of derivative instruments is recognized as either assets or liabilities on the consolidated balance sheet. All derivatives are evaluated at inception as to whether or not they are hedge accounting or non-
hedge accounting relationships. For derivative instruments designated as non-hedge accounting activities, the change in fair value is recognized currently in earnings. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instruments that are designated are highly effective in offsetting changes in fair values or cash flows of the hedged items.
The Company has entered into commercial loan hedges, mortgage loan portfolio hedges and mortgage-backed securities hedges using interest rate swaps. These hedges qualify as fair value hedges under ASC 815 and provide for matching of the recognition of the gains and losses on the interest rate swap and the related hedged item to current earnings.  The Company has also entered into interest rate swaps to convert a series of future short-term borrowings to fixed-rate payments. These interest rate swaps qualify as cash flow hedging instruments under ASC 815 so gains and losses are recorded in Other Comprehensive Income to the extent the hedge is effective. Gains and losses on the interest rate swaps are reclassified from OCI to earnings in the period

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
the hedged transaction affects earnings and are included in the same income statement line item that the hedged transaction is recorded.
The Company also executes interest rate swaps with certain customers who desire to convert their obligations from variable to fixed interest rates. Under these agreements, the Bank enters into a variable-rate loan agreement with a customer in addition to a swap agreement and then enters into a corresponding swap agreement with a third party in order to offset its exposure on the customer swap agreement. As the interest rate swap agreements with the customers and third parties are not designated as accounting hedges under ASC 815, the instruments are marked to market in earnings. The change in fair value of the offsetting swaps are included in other non-interest income and there is minimal impact on net income. There is fee income earned on the swaps that is included in loan fee income.
Premises and equipment. Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the respective assets. Costs for improvements are capitalized.
Charges for ordinary maintenance and repairs are expensed to operations as incurred.
Business segments. As the Company manages its business and operations on a consolidated basis, management has determined that there is one operating and one reportable business segment. The Company's chief operating decision maker ("CODM") is the Chief Executive Officer who assesses performance and decides how to allocate resources based on consolidated net income.
The CODM uses consolidated net income to evaluate income generation from segment assets in making decisions about the allocation of resources. The CODM is regularly provided with expense information at a level consistent with the Company's consolidated statements of income.  The significant segment expenses are those presented within the consolidated statement of operations.
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
The Company performed its annual impairment assessment as of August 31, 2025 and concluded the fair value of our single reporting unit exceeded its respective carrying value and did not result in impairment for the reporting unit.  When performing the quantitative assessment of goodwill impairment, we estimated the fair value of our reporting unit using the market capitalization approach, based on our stock price, adjusted for the effect of a control premium.
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
Additional information on the Merger and purchase price allocation is provided in Note B "Business Combination". The core deposit intangible asset value was determined by an analysis of the cost differential between the core deposits acquired, inclusive of estimated servicing costs, and alternative funding sources for those deposits. The core deposit intangible asset recorded is amortized on an accelerated basis over 6 years.  In addition to the effects of the Merger, the Company added a small amount of intangibles during fiscal 2024 and 2025 as the result of acquisitions made by subsidiary WAFD Insurance Group,
Inc. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
The table below provides detail regarding the Company's intangible assets.

	Goodwill	Core Deposit and Other Intangibles	Total
	(In thousands)
Balance at September 30, 2023	$304,750	$5,869	$310,619
Additions	106,610	38,939	145,549
Amortization	—	(7,743)	(7,743)
Balance at September 30, 2024	411,360	37,065	448,425
Additions	3,362	180	3,542
Amortization	—	(9,874)	(9,874)
Balance at September 30, 2025	$414,722	$27,371	$442,093
The table below presents the estimated future amortization expense of other intangibles for the next five years.

Fiscal Year	Expense
(In thousands)
2026	$7,332
2027	5,582
2028	5,220
2029	5,127
2030	2,343
Income taxes. Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.
Under this method, a deferred tax asset or liability is determined based on the temporary differences between the financial statement and corresponding tax treatment of income, gains, losses, deductions or credits using enacted tax rates in effect for the year in which the differences are expected to reverse. The provision for income taxes includes current and deferred income tax expense based on net income adjusted for temporary and permanent differences such as depreciation, loan loss reserve, tax-
exempt interest, and affordable housing tax credits. Reserves for uncertain tax positions, together with any related interest and penalties, if applicable, and amortization of affordable housing tax credit investments are recorded within income tax expense.
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
Regulatory matters. On October 9, 2013, the CFPB entered a Consent Order against the Bank that required the Bank to pay a civil money penalty of $34,000, and to adopt an enhanced compliance program related to reporting Home Mortgage Disclosure
Act ("HMDA") data. On October 27, 2020 the CFPB entered a second Consent Order against the Bank for violations related to the Bank’s HMDA reporting obligations. The 2020 Consent Order required the Bank to pay a $200,000 civil money penalty

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
and develop and implement a HMDA compliance management system. Both HMDA Consent Orders were closed by the CFPB in September 2025.
On December 27, 2024, the Bank received an overall CRA rating from the FDIC of “Needs to Improve” for the period covering
June 3, 2020 to March 26, 2024.  Based on its performance on the individual components of the CRA tests, the Bank received a
“High Satisfactory” rating on both the Investment Test and the Service Test and a “Needs to Improve” rating on the Lending
Test, which resulted in the overall “Needs to Improve” rating.  The Bank disagrees with the overall CRA rating and has appealed the decision.
New Accounting Pronouncements. In October 2023, the FASB issued ASU 2023-06 Disclosure Improvements: Codification
Amendments in Response to the SEC's Disclosure Update and Simplification Initiative to clarify or improve disclosure and presentation requirements on a variety of topics and align the requirements in the FASB accounting standard codification with the SEC. The amendments will be effective for the Company only if the SEC removes the related disclosure requirement from its existing regulations no later than June 30, 2027.  If the SEC timely removes such a related requirement from its existing regulations, the corresponding amendments within the ASU will become effective for the Company on the same date with early adoption permitted. The Company does not expect the amendments in this update to have a material impact on our consolidated
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
financial statements.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-use Software. This
ASU eliminates the concept of a software development project stage to better address an agile method of development and introduces a new threshold for cost capitalization. The standard also provides factors to consider when determining whether significant development uncertainty exists. The amendments of ASU 2024-03 are effective for annual reporting periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of the annual period. The Company does not expect this ASU to have a material effect on our consolidated financial statements.
NOTE B - BUSINESS COMBINATION
On March 1, 2024, WaFd, Inc. acquired Luther Burbank, headquartered in Santa Rosa, California.  The Merger was effectively an all-stock transaction and has been accounted for as a business combination.  Pursuant to the Merger Agreement, on the
Merger Date, each holder of LBC common stock received 0.3353 of a share of WaFd common stock for each share of LBC common stock held.  As of the Merger Date, WaFd had 64,311,764 shares of common stock outstanding and issued 17,088,886 shares of WaFd common stock to the LBC shareholders which represents approximately 21% of the voting interests in WaFd,
Inc. upon completion of the Merger.
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
The Merger was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed in the
Merger were recorded at their respective acquisition date estimated fair values and have been adjusted subsequent to the Merger
Date based on new information. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change. As of March 1st 2025, the Company had finalized its valuation of all assets acquired and liabilities assumed
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
In connection with the Merger, the Company recorded approximately $107,890,000 of goodwill. Goodwill represents the excess of the purchase price over the fair value of the assets acquired net of fair value of liabilities assumed. Information regarding goodwill and the carrying amount and amortization of intangible assets is provided in Note A.
The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.
Cash and cash equivalents – The carrying amount of these items is a reasonable estimate of their fair value based on the short-
term nature of these assets.
Investment securities – Fair values for investment securities are based on quoted market prices. The actual sales prices of securities were used for those securities sold in March 2024, shortly after the Merger, rather than the quoted market price as sales prices were determined to be the best indicator of fair value.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
The Company's operating results for the year ended September 30, 2024 include the operating results produced by the acquired assets and assumed liabilities in the Merger for the period March 1, 2024 to September 30, 2024.
The following table shows the impact of merger-related expenses for the years ended September 30, 2025 and September 30,
2024.

	Year Ended
Merger-Related Expenses	September 30, 2025	September 30, 2024
	(in thousands)
Severance and employee-related	$—	$18,846
Legal and Professional	103	5,573
Charitable contributions	—	1,000
System conversion and integration	136	900
	$239	$26,319
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
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
NOTE C - INVESTMENT SECURITIES

The tables below provide detail regarding the amortized cost and fair value of available-for-sale and held-to-maturity investment securities.

September 30, 2025	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$1,687	$—	$(29)	$1,658	2.05%
1 to 5 years	545	—	—	545	5.00
5 to 10 years	158,026	162	(295)	157,893	4.95
Over 10 years	75,887	163	(227)	75,823	5.52
Asset-backed securities due
Within 1 year	10,492	—	(163)	10,329	5.12
5 to 10 years	3,945	7	—	3,952	5.27
Over 10 years	491,734	1,702	(1,383)	492,053	5.36
Corporate debt securities due
1 to 5 years	32,821	—	(2,047)	30,774	4.95
5 to 10 years	128,015	314	(6,566)	121,763	4.37
Municipal bonds due
5 to 10 years	25,659	250	(179)	25,730	5.71
Over 10 years	9,754	—	(226)	9,528	4.57
Mortgage-backed securities
Agency pass-through certificates	2,603,873	38,399	(39,119)	2,603,153	3.83
	3,542,438	40,997	(50,234)	3,533,201	4.17
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	645,802	4,073	(37,136)	612,739	3.85
	$4,188,240	$45,070	$(87,370)	$4,145,940	4.12%

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023

September 30, 2024	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$4,360	$4	$—	$4,364	5.58%
1 to 5 years	4,640	2	(124)	4,518	2.82
5 to 10 years	166,070	1,230	—	167,300	5.97
Over 10 years	137,799	394	(171)	138,022	6.29
Asset-backed securities due
1 to 5 years	11,466	—	(284)	11,182	6.04
5 to 10 years	9,631	—	(3)	9,628	6.20
Over 10 years	520,756	600	(2,041)	519,315	6.15
Corporate debt securities due
Within 1 year	45,024	—	(367)	44,657	4.61
1 to 5 years	99,244	977	—	100,221	5.39
5 to 10 years	112,029	—	(10,625)	101,404	3.87
Over 10 years	50,000	—	—	50,000	6.85
Municipal bonds due
5 to 10 years	5,689	—	(243)	5,446	3.00
Over 10 years	29,793	—	(166)	29,627	5.85
Mortgage-backed securities
Agency pass-through certificates	1,420,376	7,324	(40,675)	1,387,025	4.09
	2,616,877	10,531	(54,699)	2,572,709	4.87
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	436,972	913	(36,839)	401,046	3.18
	$3,053,849	$11,444	$(91,538)	$2,973,755	4.63%
The Company purchased $1,482,058,000 of available-for-sale investment securities and $261,842,000 held-to-maturity investment securities during 2025. Sales of available-for-sale securities totaled $797,000 and there were no sales of held-to-
maturity investment securities in 2025. Substantially all mortgage-backed securities have contractual due dates that exceed 15 years.
The Company elected to exclude AIR from the amortized cost basis of debt securities disclosed throughout this footnote. For
AFS securities, AIR totaled $11,057,000 and $9,311,000 as of September 30, 2025 and September 30, 2024, respectively. For
HTM debt securities, AIR totaled $2,089,000 and $1,154,000 as of September 30, 2025 and September 30, 2024, respectively.
AIR is included in the “interest receivable” line item on the Company’s consolidated statements of financial condition.
The following tables show the gross unrealized losses and fair value of securities as of September 30, 2025 and September 30,
2024, by length of time that individual securities in each category have been in a continuous loss position. There were 213 and
209 securities with an unrealized loss as of September 30, 2025 and September 30, 2024, respectively. The decline in fair value since purchase is attributable to changes in interest rates. Because the Company does not intend to sell these securities and does not consider it more likely than not that it will be required to sell these securities before the recovery of amortized cost basis, which may be upon maturity, the Company does not consider these investments to be impaired.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023

September 30, 2025	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(119)	$19,881	$(8,495)	$102,342	$(8,614)	$122,223
Municipal bonds	—	—	(405)	15,008	(405)	15,008
U.S. government and agency securities	(483)	143,444	(127)	35,211	(610)	178,655
Asset-backed securities	(62)	34,932	(1,424)	135,315	(1,486)	170,247
Mortgage-backed securities	(782)	81,025	(38,337)	653,800	(39,119)	734,825
	(1,446)	279,282	(48,788)	941,676	(50,234)	1,220,958
Held-to-maturity securities
Mortgage-backed securities	—	—	(37,136)	310,597	(37,136)	310,597
	$(1,446)	$279,282	$(85,924)	$1,252,273	$(87,370)	$1,531,555

September 30, 2024	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$—	$—	$(10,993)	$146,060	$(10,993)	$146,060
Municipal bonds due	(15)	19,985	(394)	15,088	(409)	35,073
Asset-backed securities	(249)	116,173	(2,373)	235,846	(2,622)	352,019
Mortgage-backed securities	(165)	103,283	(40,510)	728,968	(40,675)	832,251
	(429)	239,441	(54,270)	1,125,962	(54,699)	1,365,403
Held-to-maturity securities
Mortgage-backed securities	—	—	(36,839)	348,573	(36,839)	348,573
	$(429)	$239,441	$(91,109)	$1,474,535	$(91,538)	$1,713,976
Substantially all of the Company’s held-to-maturity debt securities are issued by U.S. government agencies or U.S.
government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of September 30, 2025 or September 30, 2024. The Company does not consider HTM investments to have any credit impairment.
The Company does not believe that the available-for-sale debt securities that were in an unrealized loss position have any credit loss impairment as of September 30, 2025 or September 30, 2024. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. Available-for-sale debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Corporate debt securities and municipal bonds are considered to have an issuer of high credit quality and the decline in fair value is due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
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
The following table is a summary of loans receivable by loan portfolio segment and class.

	September 30, 2025		September 30, 2024
	($ in thousands)		($ in thousands)
Gross loans by category
Commercial loans
Multi-family	$4,718,480	22.2%	$4,658,119	20.8%
Commercial real estate	3,604,600	16.9	3,757,040	16.8
Commercial & industrial	2,392,685	11.3	2,337,139	10.4
Construction	1,756,890	8.3	2,174,254	9.7
Land - acquisition & development	179,099	0.8	200,713	1.0
Total commercial loans	12,651,754	59.5	13,127,265	58.7
Consumer loans
Single-family residential	8,053,771	37.8	8,399,030	37.6
Construction - custom	150,237	0.7	384,161	1.7
Land - consumer lot loans	89,298	0.4	108,791	0.5
HELOC	267,871	1.3	266,151	1.2
Consumer	61,461	0.3	73,998	0.3
Total consumer loans	8,622,638	40.5	9,232,131	41.3
Total gross loans	21,274,392	100%	22,359,396	100%
Less:
Allowance for loan losses	199,720		203,753
Loans in process	773,606		1,009,798
Net deferred fees, costs and discounts	212,448		229,491
Total loan contra accounts	1,185,774		1,443,042
Net loans	$20,088,618		$20,916,354
The Company elected to exclude AIR from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of September 30, 2025 and September 30, 2024, AIR for loans totaled $85,444,000 and $92,362,000, respectively, and is included in the “accrued interest receivable” line item on the Company’s consolidated statements of financial condition.
Loans in the amount of $13,732,150,000 and $16,957,014,000 at September 30, 2025 and September 30, 2024, respectively, were pledged to secure borrowings and available lines of credit. None of the agencies to which we have pledged loans have the right to sell or re-pledge them.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
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

September 30, 2025
Fixed-Rate			Adjustable-Rate
Term To Maturity	Loans	% of Loans	Term To Rate Adjustment	Loans	% of Loans
	(In thousands)			(In thousands)
Within 1 year	$532,838	2.6%	Less than 1 year	$6,415,163	31.6%
1 to 3 years	808,581	4.0	1 to 3 years	1,617,496	8.0
3 to 5 years	1,125,285	5.5	3 to 5 years	665,213	3.3
5 to 10 years	2,065,111	10.2	5 to 10 years	188,729	0.9
10 to 20 years	1,104,003	5.4	10 to 20 years	7,492	0.1
Over 20 years	5,755,688	28.4	Over 20 years	2,739	—
	$11,391,506	56.1%		$8,896,832	43.9%
The Company has granted loans to officers and directors of the Company and related interests. These loans are made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability. The aggregate dollar amount of these loans, including unfunded commitments to lend, was $89,608,000 and $98,271,000 at September 30, 2025 and 2024, respectively. As of September 30, 2025, all of these loans were performing in accordance with contractual terms.
The following table sets forth the amortized cost basis of loans receivable for non-accrual loans and loans 90 days or more past due and still accruing.

	September 30, 2025			September 30, 2024
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing
Commercial loans
Multi-family	$19,121	$—	$—	$18,743	$—	$—
Commercial real estate	69,972	—	—	26,362	—	—
Commercial & industrial	11,047	—	—	—	—	1,083
Construction	3,400	—	—	1,120	—	—
Land - acquisition & development	—	—	—	74	—	—
Total commercial loans	103,540	—	—	46,299	—	1,083
Consumer loans
Single-family residential	23,741	—	—	21,488	—	—
Construction - custom	760	—	—	848	—	—
Land - consumer lot loans	23	—	—	—	—	—
HELOC	412	—	—	596	—	—
Consumer	152	—	—	310	—	—
Total consumer loans	25,088	—	—	23,242	—	—
Total loans	$128,628	$—	$—	$69,541	$—	$1,083
% of total loans	0.63%			0.33%

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
The following tables break down loan delinquencies by loan portfolio segment and class.

September 30, 2025		Days Delinquent Based on $ Amount of Loans					% based on $
Loan type	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Past Due
	($ in thousands)
Commercial loans
Multi-Family	$4,631,321	$4,610,677	$—	$12,482	$8,162	$20,644	0.45%
Commercial Real Estate	3,588,950	3,537,909	87	912	50,042	51,041	1.42
Commercial & Industrial	2,386,363	2,385,178	52	1,088	45	1,185	0.05
Construction	1,105,101	1,105,101	—	—	—	—	—
Land - Acquisition & Development	139,922	139,922	—	—	—	—	—
Total commercial loans	11,851,657	11,778,787	139	14,482	58,249	72,870	0.61
Consumer loans
Single-Family Residential	7,936,931	7,890,843	16,639	6,176	23,273	46,088	0.58
Construction - Custom	78,243	77,483	—	—	760	760	0.97
Land - Consumer Lot Loans	88,696	88,364	249	60	23	332	0.37
HELOC	271,286	269,104	1,432	384	366	2,182	0.80
Consumer	61,525	61,172	99	102	152	353	0.57
Total consumer loans	8,436,681	8,386,966	18,419	6,722	24,574	49,715	0.59
Total Loans	$20,288,338	$20,165,753	$18,558	$21,204	$82,823	$122,585	0.60%
Delinquency %		99.40%	0.09%	0.10%	0.41%	0.60%

September 30, 2024		Days Delinquent Based on $ Amount of Loans					% based on $
Loan type	Loans Receivable (Amortized Cost)	Current	30	60	90	Total Past Due
	($ in thousands)
Commercial loans
Multi-Family	$4,556,200	$4,541,527	$—	$4,890	$9,783	$14,673	0.32%
Commercial Real Estate	3,732,155	3,731,494	89	—	572	661	0.02
Commercial & Industrial	2,332,732	2,330,686	—	1,023	1,023	2,046	0.09
Construction	1,424,016	1,421,966	930	—	1,120	2,050	0.14
Land - Acquisition & Development	160,317	160,243	—	—	74	74	0.05
Total commercial loans	12,205,420	12,185,916	1,019	5,913	12,572	19,504	0.16
Consumer loans
Single-Family Residential	8,280,300	8,250,589	3,927	7,540	18,244	29,711	0.36
Construction - Custom	182,415	181,567	—	—	848	848	0.46
Land - Consumer Lot Loans	108,060	108,060	—	—	—	—	—
HELOC	269,857	267,347	1,387	577	546	2,510	0.93
Consumer	74,055	73,290	311	144	310	765	1.03
Total consumer loans	8,914,687	8,880,853	5,625	8,261	19,948	33,834	0.38
Total Loans	$21,120,107	$21,066,769	$6,644	$14,174	$32,520	$53,338	0.25%
Delinquency %		99.75%	0.03%	0.07%	0.15%	0.25%
Loans are considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. The following table presents the amortized basis of collateral-
dependent loans by loan class and type of collateral securing the assets as of September 30, 2025.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023

Collateral dependent loans by type	Residential Real Estate	Commercial Real Estate	General Business Assets
	($ in thousands)
Commercial loans
Multi-Family	$—	$23,856	$—
Commercial Real Estate	—	88,908	—
Commercial & Industrial	—	—	11,000
Construction	—	3,400	—
Land - Acquisition & Development	—	—	—
Total commercial loans	—	116,164	11,000
Consumer loans
Single-Family Residential	3,257	—	—
Construction - Custom	760	—	—
Land - Consumer Lot Loans	7	—	—
HELOC	50	—	—
Consumer	—	—	—
Total consumer loans	4,074	—	—
Total Loans	$4,074	$116,164	$11,000
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
The following table presents the amortized basis of loans that were modified to borrowers experiencing financial difficulty during the period by loan class and modification type. Modifications during the years presented were term extensions or payment deferrals.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023

	Twelve Months Ended September 30, 2025
	Term Extension	Payment Deferral	% of Total Loan Class	Wtd. Avg. Term Extension	Deferral Amount
Commercial loans	( in thousands)	( in thousands)		(in months)	( in thousands)
Multi-family	$21,762	$—	0.46%	15	$—
Commercial real estate	15,000	17,560	0.90	6	1,014
Commercial & industrial	57,431	—	2.40	10	—
Construction	19,432	3,400	0.02	6	120
Total commercial loans	113,625	20,960	1.13		1,134

Consumer loans
Single-family residential	446	8,275	0.11%	6	236
Total consumer loans	446	8,275	0.10		236
Total Loans	$114,071	$29,235	0.70%	9	$1,370

	Twelve months ended September 30, 2024
	Term Extension	Payment Deferral	% of Total Loan Class	Wtd. Avg. Term Extension	Deferral Amount
Commercial loans	( in thousands)	( in thousands)		(in months)	( in thousands)
Commercial real estate	$23,449	$—	0.63%	36	$—
Commercial & industrial	61,074	—	2.62	4	—
Construction	19,087	—	1.34	12	—
Total commercial loans	103,610	—	0.85		—

Consumer loans
Single-family residential	882	—	0.01	6	—
Total consumer loans	882	—	0.01		—
Total Loans	$104,492	$—	0.49%	13	$—
The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts. The following table presents the performance of such loans that have been modified for the twelve months ended September 30, 2025 and September 30, 2024, respectively.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023

September 30, 2025		Days Delinquent
Loan type	Current	30	60	90	Total
	(in thousands)
Commercial loans
Multi-family	$21,762	$—	$—	$—	$21,762
Commercial real estate	32,560	—	—	—	32,560
Commercial & industrial	57,409	22	—	—	57,431
Construction	22,832	—	—	—	22,832
Total commercial loans	134,563	22	—	—	134,585

Consumer loans
Single-family residential	8,274	—	446	—	8,720
Total consumer loans	8,274	—	446	—	8,720
Total Loans	$142,837	$22	$446	$—	$143,305

September 30, 2024		Days Delinquent
Loan type	Current	30	60	90	Total
	(in thousands)
Commercial loans
Commercial real estate	$23,449	$—	$—	$—	$23,449
Commercial & industrial	58,999	—	992	1,083	61,074
Construction	19,087	—	—	—	19,087
Total commercial loans	101,535	—	992	1,083	103,610

Consumer loans
Single-family residential	882	—	—	—	882
Total consumer loans	882	—	—	—	882
Total Loans	$102,417	$—	$992	$1,083	$104,492
None of the loans modified in the twelve months ended September 30, 2025 have defaulted after modification as of September 30,
2025 and only one single-family residential loan with a balance of $446,000 was past due 30 days.
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
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
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
The following tables present by credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of September 30, 2025 and September 30, 2024.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023

September 30, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$51,779	$91,285	$431,401	$1,521,149	$1,154,189	$1,066,496	$21,048	$—	$4,337,347
Special Mention	—	—	8,225	44,350	13,686	70,556	—	—	136,817
Substandard	2,334	—	9,166	51,486	12,661	78,158	1,002	—	154,807
Doubtful	—	—	—	—	—	2,350	—	—	2,350
Total	$54,113	$91,285	$448,792	$1,616,985	$1,180,536	$1,217,560	$22,050	$—	$4,631,321
Gross Charge-offs	182	—	—	—	271	102	—	—	555

Commercial real estate
Pass	$311,687	$226,269	$231,132	$997,347	$550,234	$987,607	$33,688	$1,098	$3,339,062
Special Mention	—	—	—	27,900	21,928	11,752	—	—	61,580
Substandard	—	—	15,484	15,035	83,665	71,343	—	—	185,527
Doubtful	—	—	—	—	—	2,781	—	—	2,781
Total	$311,687	$226,269	$246,616	$1,040,282	$655,827	$1,073,483	$33,688	$1,098	$3,588,950
Gross Charge-offs	—	—	—	163	—	9,489	—	—	9,652

Commercial & industrial
Pass	$263,637	$46,817	$113,824	$147,522	$227,043	$184,325	$1,066,532	$37,050	$2,086,750
Special Mention	—	1,975	—	16,396	—	16,176	10,451	—	44,998
Substandard	35,490	3,042	21,527	24,733	1,725	32,281	130,613	5,180	254,591
Loss	—	—	10	—	—	3	—	11	24
Total	$299,127	$51,834	$135,361	$188,651	$228,768	$232,785	$1,207,596	$42,241	$2,386,363
Gross Charge-offs	199	307	—	—	—	621	—	164	1,291

Construction
Pass	$169,743	$171,558	$221,207	$346,051	$66,878	$—	$116,245	$—	$1,091,682
Special Mention	—	—	—	4,435	—	—	—	—	4,435
Substandard	—	204	—	5,380	3,400	—	—	—	8,984
Total	$169,743	$171,762	$221,207	$355,866	$70,278	$—	$116,245	$—	$1,105,101

Land - acquisition & development
Pass	$48,379	$18,650	$11,026	$27,172	$33,060	$1,376	$—	$—	$139,663
Substandard	—	—	—	—	—	259	—	—	259
Total	$48,379	$18,650	$11,026	$27,172	$33,060	$1,635	$—	$—	$139,922

Total commercial loans
Pass	$845,225	$554,579	$1,008,590	$3,039,241	$2,031,404	$2,239,804	$1,237,513	$38,148	$10,994,504
Special Mention	—	1,975	8,225	93,081	35,614	98,484	10,451	—	247,830
Substandard	37,824	3,246	46,177	96,634	101,451	182,041	131,615	5,180	604,168
Doubtful	—	—	—	—	—	5,131	—	—	5,131
Loss	—	—	10	—	—	3	—	11	24
Total	$883,049	$559,800	$1,063,002	$3,228,956	$2,168,469	$2,525,463	$1,379,579	$43,339	$11,851,657
Gross Charge-offs	$381	$307	$—	$163	$271	$10,212	$—	$164	$11,498

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023

September 30, 2025	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$202,919	$353,679	$786,634	$2,143,244	$1,912,465	$2,491,902	$—	$—	$7,890,843
30 days past due	402	949	1,751	1,061	7,107	5,369	—	—	16,639
60 days past due	—	376	965	692	339	3,804	—	—	6,176
90+ days past due	—	998	813	3,711	4,414	13,337	—	—	23,273
Total	$203,321	$356,002	$790,163	$2,148,708	$1,924,325	$2,514,412	$—	$—	$7,936,931
Gross Charge-offs	—	—	—	—	—	338	—	—	338

Construction - custom
Current	$34,932	$33,380	$5,256	$3,915	$—	$—	$—	$—	$77,483
90+ days past due	—	—	—	760	—	—	—	—	760
Total	$34,932	$33,380	$5,256	$4,675	$—	$—	$—	$—	$78,243

Land - consumer lot loans
Current	$6,175	$14,686	$9,091	$19,489	$20,373	$18,550	$—	$—	$88,364
30 days past due	—	—	—	55	194	—	—	—	249
60 days past due	—	—	60	—	—	—	—	—	60
90+ days past due	—	—	—	—	—	23	—	—	23
Total	$6,175	$14,686	$9,151	$19,544	$20,567	$18,573	$—	$—	$88,696

HELOC
Current	$—	$—	$—	$—	$—	$4,276	$262,581	$2,247	$269,104
30 days past due	—	—	—	—	—	145	1,183	104	1,432
60 days past due	—	—	—	—	—	181	203	—	384
90+ days past due	—	—	—	—	—	—	366	—	366
Total	$—	$—	$—	$—	$—	$4,602	$264,333	$2,351	$271,286

Consumer
Current	$158	$30	$17	$—	$7,507	$22,365	$31,095	$—	$61,172
30 days past due	—	—	—	—	—	—	99	—	99
60 days past due	—	—	—	—	—	52	50	—	102
90+ days past due	—	—	—	—	—	44	108	—	152
Total	$158	$30	$17	$—	$7,507	$22,461	$31,352	$—	$61,525
Gross Charge-offs	—	2	—	—	—	62	1,252	18	1,334

Total consumer loans
Current	$244,184	$401,775	$800,998	$2,166,648	$1,940,345	$2,537,093	$293,676	$2,247	$8,386,966
30 days past due	402	949	1,751	1,116	7,301	5,514	1,282	104	18,419
60 days past due	—	376	1,025	692	339	4,037	253	—	6,722
90+ days past due	—	998	813	4,471	4,414	13,404	474	—	24,574
Total	$244,586	$404,098	$804,587	$2,172,927	$1,952,399	$2,560,048	$295,685	$2,351	$8,436,681
Gross Charge-offs	$—	$2	$—	$—	$—	$400	$1,252	$18	$1,672

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023

September 30, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$62,038	$198,790	$1,645,460	$1,203,005	$577,037	$716,573	$56,627	$16,753	$4,476,283
Special Mention	—	—	1,698	2,655	2,572	5,452	—	—	12,377
Substandard	—	—	13,566	5,850	7,059	41,065	—	—	67,540
Total	$62,038	$198,790	$1,660,724	$1,211,510	$586,668	$763,090	$56,627	$16,753	$4,556,200
Commercial real estate
Pass	$216,520	$252,923	$1,086,200	$723,600	$475,313	$797,877	$35,249	$—	$3,587,682
Special Mention	—	—	—	22,216	8,682	9,399	—	—	40,297
Substandard	—	—	8,686	2,260	25,319	67,911	—	—	104,176
Total	$216,520	$252,923	$1,094,886	$748,076	$509,314	$875,187	$35,249	$—	$3,732,155
Gross Charge-offs	$—	$—	$—	$—	$—	$203	$—	$—	$203
Commercial & industrial
Pass	$42,232	$148,059	$231,215	$282,148	$89,219	$156,666	$1,116,283	$41,957	$2,107,779
Special Mention	—	—	—	—	—	—	21,264	—	21,264
Substandard	2,142	19,818	35,717	2,284	13,227	44,870	85,627	4	203,689
Total	$44,374	$167,877	$266,932	$284,432	$102,446	$201,536	$1,223,174	$41,961	$2,332,732
Gross Charge-offs	$175	$42	$10	$15	$—	$7	$2,331	$31	$2,611
Construction
Pass	$146,154	$421,334	$532,310	$233,200	$—	$—	$59,334	$—	$1,392,332
Special Mention	—	—	—	3,221	—	—	—	—	3,221
Substandard	82	8,622	6,060	13,699	—	—	—	—	28,463
Total	$146,236	$429,956	$538,370	$250,120	$—	$—	$59,334	$—	$1,424,016
Land - acquisition & development
Pass	$23,475	$12,976	$56,292	$46,635	$2,774	$17,768	$—	$—	$159,920
Substandard	—	—	—	—	74	323	—	—	397
Total	$23,475	$12,976	$56,292	$46,635	$2,848	$18,091	$—	$—	$160,317
Gross Charge-offs	$—	$—	$—	$—	$—	$149	$—	$—	$149
Total commercial loans
Pass	$490,419	$1,034,082	$3,551,477	$2,488,588	$1,144,343	$1,688,884	$1,267,493	$58,710	$11,723,996
Special Mention	—	—	1,698	28,092	11,254	14,851	21,264	—	77,159
Substandard	2,224	28,440	64,029	24,093	45,679	154,169	85,627	4	404,265
Total	$492,643	$1,062,522	$3,617,204	$2,540,773	$1,201,276	$1,857,904	$1,374,384	$58,714	$12,205,420
Gross Charge-offs	$175	$42	$10	$15	$—	$359	$2,331	$31	$2,963

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023

September 30, 2024	Term Loans Amortized Cost Basis by Origination Year
(In thousands)	2024	2023	2022	2021	2020	Prior to 2020	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$384,516	$765,673	$2,285,996	$2,061,359	$797,586	$1,955,459	$—	$—	$8,250,589
30 days past due	—	—	375	—	1,063	2,489	—	—	3,927
60 days past due	—	3,237	—	1,199	662	2,442	—	—	7,540
90+ days past due	—	820	3,454	1,339	1,027	11,604	—	—	18,244
Total	$384,516	$769,730	$2,289,825	$2,063,897	$800,338	$1,971,994	$—	$—	$8,280,300
Gross Charge-offs	—	—	13	—	—	131	—	—	144

Construction - custom
Current	$54,649	$108,941	$17,082	$537	$—	$358	$—	$—	$181,567
90+ days past due	—	—	848	—	—	—	—	—	848
Total	$54,649	$108,941	$17,930	$537	$—	$358	$—	$—	$182,415

Land - consumer lot loans
Current	$19,672	$14,809	$26,839	$23,804	$9,223	$13,713	$—	$—	$108,060
Total	$19,672	$14,809	$26,839	$23,804	$9,223	$13,713	$—	$—	$108,060

HELOC
Current	$—	$—	$—	$—	$—	$4,176	$262,055	$1,116	$267,347
30 days past due	—	—	—	—	—	216	1,171	—	1,387
60 days past due	—	—	—	—	—	392	185	—	577
90+ days past due	—	—	—	—	—	8	538	—	546
Total	$—	$—	$—	$—	$—	$4,792	$263,949	$1,116	$269,857

Consumer
Current	$1,515	$33	$(19)	$9,440	$8,000	$18,329	$35,992	$—	$73,290
30 days past due	—	—	—	—	—	92	219	—	311
60 days past due	—	—	—	—	—	—	144	—	144
90+ days past due	—	—	—	—	—	91	219	—	310
Total	$1,515	$33	$(19)	$9,440	$8,000	$18,512	$36,574	$—	$74,055
Gross Charge-offs	—	—	—	—	—	139	379	—	518

Total consumer loans
Current	$460,352	$889,456	$2,329,898	$2,095,140	$814,809	$1,992,035	$298,047	$1,116	$8,880,853
30 days past due	—	—	375	—	1,063	2,797	1,390	—	5,625
60 days past due	—	3,237	—	1,199	662	2,834	329	—	8,261
90+ days past due	—	820	4,302	1,339	1,027	11,703	757	—	19,948
Total	$460,352	$893,513	$2,334,575	$2,097,678	$817,561	$2,009,369	$300,523	$1,116	$8,914,687
Gross Charge-offs	—	—	13	—	—	270	379	—	662

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
NOTE E - ALLOWANCE FOR LOAN LOSSES
For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A, "Summary of Significant Accounting Policies."
The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Twelve Months Ended September 30, 2025	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$25,248	$(555)	$—	$1,260	$25,953
Commercial real estate	39,210	(9,652)	169	12,261	41,988
Commercial & industrial	58,748	(1,291)	252	1,454	59,163
Construction	22,267	—	—	(4,131)	18,136
Land - acquisition & development	7,900	—	33	(1,039)	6,894
Total commercial loans	153,373	(11,498)	454	9,805	152,134
Consumer loans
Single-family residential	40,523	(338)	572	(1,877)	38,880
Construction - custom	1,427	—	4	(821)	610
Land - consumer lot loans	2,564	—	—	(460)	2,104
HELOC	3,049	—	3	17	3,069
Consumer	2,817	(1,334)	354	1,086	2,923
Total consumer loans	50,380	(1,672)	933	(2,055)	47,586
	$203,753	$(13,170)	$1,387	$7,750	$199,720

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023

Twelve Months Ended September 30, 2024	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$13,155	$—	$—	$12,093	$25,248
Commercial real estate	28,842	(203)	4	10,567	$39,210
Commercial & industrial	58,773	(2,611)	1,069	1,517	$58,748
Construction	29,408	—	—	(7,141)	$22,267
Land - acquisition & development	7,016	(149)	105	928	$7,900
Total commercial loans	137,194	(2,963)	1,178	17,964	153,373
Consumer loans
Single-family residential	28,029	(144)	381	12,257	40,523
Construction - custom	2,781	—	1	(1,355)	1,427
Land - consumer lot loans	3,512	—	58	(1,006)	2,564
HELOC	2,859	—	4	186	3,049
Consumer	2,832	(518)	647	(144)	2,817
Total consumer loans	40,013	(662)	1,091	9,938	50,380
	$177,207	$(3,625)	$2,269	$27,902	$203,753
[1]Provision & transfer amounts within the table include the $16,000,000 initial provision related to non-PCD loans acquired during the year and the $7,403,000 PCD ACL amount included in the Merger purchase price allocation but do not reflect a provision recapture from unfunded commitments of $3,000,000.

The Company recorded a provision for credit losses of $7,750,000 in 2025, compared to a provision of $17,500,000 for 2024 which included the provision for the initial reserves for non-PCD loans acquired in the Merger. The decrease in the overall ACL during fiscal 2025 was the result of the decrease in net loan balances led by payoffs in single-family, commercial construction and land
A&D. For the year ended September 30, 2025, net charge-offs were $11,783,000, compared to $1,356,000 in the prior year. A loan is charged-off when the loss is estimable and it is confirmed that the borrower is not expected to be able to meet its contractual obligations.
Non-accrual loans increased to $128,628,000 as of September 30, 2025, from $69,541,000 as of September 30, 2024. Non-
performing assets totaled $143,022,000, or 0.54% of total assets, at September 30, 2025, compared to $77,418,000, or 0.28% of total assets, as of September 30, 2024.
As of September 30, 2025, the allowance for loan losses of $199,720,000 is for loans that are evaluated on a pooled basis, which was comprised of $131,652,000 related to the quantitative component and $68,068,000 related to management's qualitative overlays
(including the forecast component of the reserve).
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023

September 30, 2025	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Loan type
Commercial loans
Multi-family	$4,337,347	$136,817	$154,807	$2,350	$—	$4,631,321
Commercial real estate	3,339,062	61,580	185,527	2,781	—	3,588,950
Commercial & industrial	2,086,750	44,998	254,591	—	24	2,386,363
Construction	1,091,682	4,435	8,984	—	—	1,105,101
Land - acquisition & development	139,663	—	259	—	—	139,922
Total commercial loans	10,994,504	247,830	604,168	5,131	24	11,851,657
Consumer loans
Single-family residential	7,913,120	—	23,811	—	—	7,936,931
Construction - custom	77,483	—	760	—	—	78,243
Land - consumer lot loans	88,613	—	83	—	—	88,696
HELOC	270,874	—	412	—	—	271,286
Consumer	61,406	—	119	—	—	61,525
Total consumer loans	8,411,496	—	25,185	—	—	8,436,681
Total loans	$19,406,000	$247,830	$629,353	$5,131	$24	$20,288,338
Total grade as a % of total loans	95.7%	1.2%	3.1%	—%	—%

September 30, 2024	Internally Assigned Grade
	Pass	Special mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands)
Loan type
Commercial loans
Multi-family	$4,476,283	$12,377	$67,540	$—	$—	$4,556,200
Commercial real estate	3,587,682	40,297	104,176	—	—	3,732,155
Commercial & industrial	2,107,780	21,264	203,688	—	—	2,332,732
Construction	1,392,332	3,221	28,463	—	—	1,424,016
Land - acquisition & development	159,919	—	398	—	—	160,317
Total commercial loans	11,723,996	77,159	404,265	—	—	12,205,420
Consumer loans
Single-family residential	8,258,812	—	21,488	—	—	8,280,300
Construction - custom	181,567	—	848	—	—	182,415
Land - consumer lot loans	108,060	—	—	—	—	108,060
HELOC	269,261	—	596	—	—	269,857
Consumer	73,824	—	231	—	—	74,055
Total consumer loans	8,891,524	—	23,163	—	—	8,914,687
Total gross loans	$20,615,520	$77,159	$427,428	$—	$—	$21,120,107
Total grade as a % of total gross loans	97.6%	0.4%	2.0%	—%	—%

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
The following tables provide information on amortized cost of loans receivable based on borrower payment activity.

September 30, 2025	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands)		(In thousands)
Commercial loans
Multi-family	$4,612,200	99.6%	$19,121	0.4%
Commercial real estate	3,518,978	98.1	69,972	1.9
Commercial & industrial	2,375,316	99.5	11,047	0.5
Construction	1,101,701	99.7	3,400	0.3
Land - acquisition & development	139,922	100.0	—	—
Total commercial loans	11,748,117	99.1	103,540	0.9
Consumer loans
Single-family residential	7,913,190	99.7	23,741	0.3
Construction - custom	77,483	99.0	760	1.0
Land - consumer lot loans	88,673	100.0	23	—
HELOC	270,874	99.8	412	0.2
Consumer	61,373	99.8	152	0.2
Total consumer loans	8,411,593	99.7	25,088	0.3
Total	$20,159,710	99.4%	$128,628	0.6%

September 30, 2024	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands)		(In thousands)
Commercial loans
Multi-family	$4,537,457	99.6%	$18,743	0.4%
Commercial real estate	3,705,793	99.3	26,362	0.7
Commercial & industrial	2,332,732	100.0	—	—
Construction	1,422,896	99.9	1,120	0.1
Land - acquisition & development	160,243	100.0	74	—
Total commercial loans	12,159,121	99.6	46,299	0.4
Consumer loans
Single-family residential	8,258,812	99.7	21,488	0.3
Construction - custom	181,567	99.5	848	0.5
Land - consumer lot loans	108,060	100.0	—	—
HELOC	269,261	99.8	596	0.2
Consumer	73,745	99.6	310	0.4
Total consumer loans	8,891,445	99.7	23,242	0.3
Total gross loans	$21,050,566	99.7%	$69,541	0.3%

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
U.S. government and agency securities	$—	$235,919	$—	$235,919
Asset-backed securities	—	506,334		506,334
Municipal bonds	—	35,258	—	35,258
Corporate debt securities	—	152,537	—	152,537
Mortgage-backed securities
Agency pass-through certificates	—	2,603,153	—	2,603,153
Total Available-for-sale securities	—	3,533,201	—	3,533,201
Client swap program hedges	—	37,347	—	37,347
Commercial loan hedges	—	1,611	—	1,611
Mortgage loan fair value hedges	—	13,082	—	13,082
Borrowings cash flow hedges	—	99,231	—	99,231
Total Financial Assets	$—	$3,684,472	$—	$3,684,472

Financial Liabilities
Client swap program hedges	$—	$37,818	$—	$37,818
Mortgage backed securities fair value hedges	—	15,086	—	15,086
Mortgage loan fair value hedges	—	20,426	—	20,426
Total Financial Liabilities	$—	$73,330	$—	$73,330

	September 30, 2024
	Level 1	Level 2	Level 3	Total
	(In thousands)
Available-for-sale securities
U.S. government and agency securities	$—	$314,204	$—	$314,204
Asset-backed securities	—	540,125	—	540,125
Municipal bonds	—	35,073	—	35,073
Corporate debt securities	—	296,282	—	296,282
Mortgage-backed securities
Agency pass-through certificates	—	1,387,025	—	1,387,025
Total Available-for-sale securities	—	2,572,709	—	2,572,709
Client swap program hedges	—	46,758	—	46,758
Commercial loan fair value hedges	—	1,595	—	1,595
Borrowings cash flow hedges	—	117,271	—	117,271
Total Financial Assets	$—	$2,738,333	$—	$2,738,333

Financial Liabilities
Client swap program hedges	$—	$47,388	$—	$47,388
Mortgage loan fair value hedges	—	667	—	667
Total Financial Liabilities	$—	$48,055	$—	$48,055

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
There were no transfers between, into and/or out of Level 1, 2 or 3 during the year ended September 30, 2025 or September 30,
2024.
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
The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis for the periods presented, and the total losses resulting from those fair value adjustments during the respective periods. The estimated fair value measurements are shown gross of estimated selling costs.

	September 30, 2025					Twelve Months Ended September 30, 2025
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Loans receivable (1)	$—	$—	$32,748	$32,748		$(12,056)
Real estate owned (2)	—	—	4,810	4,810		(670)
Balance at end of period	$—	$—	$37,558	$37,558		$(12,726)
(1)The gains (losses) represent re-measurements of collateral-dependent impaired loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.

	September 30, 2024					Twelve Months Ended September 30, 2024
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)
Loans receivable (1)	$—	$—	$4,345	$4,345		$(3,225)
Real estate owned (2)	—	—	1,460	1,460		(1,910)
Balance at end of period	$—	$—	$5,805	$5,805		$(5,135)
(1)The gains (losses) represent re-measurements of collateral-dependent impaired loans.
(2)The gains (losses) represent aggregate write-downs and charge-offs on real estate owned.
At September 30, 2025, there was $290,000 in foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was
$4,090,000.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
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

		September 30, 2025		September 30, 2024
	Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		(In thousands)
Financial assets
Cash and cash equivalents	1	$657,310	$657,310	$2,381,102	$2,381,102
Available-for-sale securities:
U.S. government and agency securities	2	235,919	235,919	314,204	314,204
Asset-backed securities	2	506,334	506,334	540,125	540,125
Municipal bonds	2	35,258	35,258	35,073	35,073
Corporate debt securities	2	152,537	152,537	296,282	296,282
Mortgage-backed securities
Agency pass-through certificates	2	2,603,153	2,603,153	1,387,025	1,387,025
Total available-for-sale securities		3,533,201	3,533,201	2,572,709	2,572,709
Held-to-maturity securities:
Mortgage-backed securities
Agency pass-through certificates	2	645,802	612,739	436,972	401,046
Total held-to-maturity securities		645,802	612,739	436,972	401,046

Loans receivable	3	20,088,618	19,681,909	20,916,354	20,269,059
FHLB stock	2	88,068	88,068	95,617	95,617
Other assets - client swap program hedges	2	37,347	37,347	46,758	46,758
Other assets - commercial loan fair value hedges	2	1,611	1,611	1,595	1,595
Other assets - mortgage loan fair value hedges	2	13,082	13,082	—	—
Other assets - borrowings cash flow hedges	2	99,231	99,231	117,271	117,271

Financial liabilities
Time deposits	2	9,131,104	9,121,470	9,556,785	9,787,187
Borrowings	2	1,765,604	1,755,130	3,267,589	3,276,122
Junior subordinated deferrable interest debentures	3	51,645	50,925	50,718	50,240
Other liabilities - client swap program hedges	2	37,818	37,818	47,388	47,388
Other liabilities - mortgage backed securities fair value hedges	2	15,086	15,086	—	—
Other liabilities - mortgage loan fair value hedges	2	20,426	20,426	667	667
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
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
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
NOTE G - DERIVATIVES AND HEDGING ACTIVITIES
 The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at
September 30, 2025 and September 30, 2024.

September 30, 2025	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$977,017	$37,347	Other liabilities	$977,017	$37,818
Commercial loan fair value hedges	Other assets	34,341	1,611	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	470,000	13,082	Other liabilities	1,100,000	20,426
Mortgage backed securities fair value hedges	Other assets	—	—	Other liabilities	610,000	15,086
Borrowings cash flow hedges	Other assets	900,000	99,231	Other liabilities	—	—
		$2,381,358	$151,271		$2,687,017	$73,330

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023

September 30, 2024	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$1,044,512	$46,758	Other liabilities	$1,044,512	$47,388
Commercial loan fair value hedges	Other assets	37,042	1,595	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	—	—	Other liabilities	2,570,000	667
Borrowings cash flow hedges	Other assets	900,000	117,271	Other liabilities	—	—
		$1,981,554	$165,624		$3,614,512	$48,055
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
Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged items are adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with each hedged item until the hedged item is de-recognized from the balance sheet. The following tables present the impact of fair value hedge accounting on the carrying value of the hedged items at September 30, 2025 and September 30, 2024.

(In thousands)	September 30, 2025
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$5,426,086	$6,794
Available-for-sale Securities (3)	940,110	15,452
	$6,366,196	$22,246
(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At September
30, 2025, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $5,393,257,000, the cumulative basis adjustment associated with the hedging relationships was $8,262,000, and the amount of the designated hedged items was $1,570,000,000.  During the year, hedge accounting was discontinued on a $1,600,000,000 last of layer hedge. A basis adjustment of $4,016,668 associated with the terminated portion of the hedge was deferred and is being amortized over the remaining life of the associated pool of loans.
(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At September
30, 2025, the amortized cost basis of the hedged commercial loans was $32,829,000 and the cumulative basis adjustment associated with the hedging relationships was $(1,468,000).
(3) Includes the fair value basis of mortgage backed securities designated in fair value hedging relationships. At
September 30, 2025, the fair value of the hedged mortgage based securities was $940,110,000, the cumulative basis adjustment associated with the hedging relationships was $15,452,000, and the amount of the designated hedged items was $610,000,000.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023

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
The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. As of September 30, 2025, the maturities for hedges of adjustable rate borrowings ranged from less than one year to five years, with the weighted average being 4.1 years.
The following table presents the impact of derivative instruments (cash flow hedges on borrowings) on AOCI for the periods presented.

(In thousands)	Twelve Months Ended September 30,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2025	2024
Interest rate contracts:
Pay fixed/receive floating swaps on cash flow hedges of borrowings	$(18,040)	$(67,102)
Total pre-tax gain/(loss) recognized in AOCI	$(18,040)	$(67,102)

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
The following table presents the gains/(losses) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the period presented.

	Twelve Months Ended September 30, 2025			Twelve Months Ended September 30, 2024
	Interest income on loans receivable	Interest on mortgage- backed securities	Interest expense on FHLB advances	Interest income on loans receivable	Interest on mortgage- backed securities	Interest expense on FHLB advances
	(In thousands)			(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$1,119,937	$103,071	$(80,507)	$1,165,849	$59,782	$(178,444)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$20,641	$962		$39,223	$—
Recognized on derivatives	2,222	(15,086)		(67,785)	—
Recognized on hedged items	(9,194)	15,452		67,639	—
Net income/(expense) recognized on fair value hedges	$13,669	$1,328		$39,077	$—

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives			$35,474			$46,645
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense			—			—
Net income/(expense) recognized on cash flow hedges			$35,474			$46,645
The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. The net impact to the statement of operations for the year ended September 30, 2025 was an increase in other income of $159,000.  The net impact for the year ended September
30, 2024 was an increase in other income of $241,000. As of September 30, 2025, none of the outstanding notional balance is associated with related party loans.
The following table presents the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Twelve Months Ended September 30,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2025	2024
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(2,836)	$(45,960)
Receive fixed/pay floating swap	Other noninterest income	2,995	46,201
		$159	$241

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
NOTE H – REVENUE FROM CONTRACTS WITH CUSTOMERS
Net interest income on financial assets and liabilities is excluded from the scope of  ASU No. 2014-09, Revenue from Contracts with
Customers ("ASC 606") thus a significant majority of our revenues are not subject to the referenced guidance.
Revenue streams that are within the scope of the guidance are presented within noninterest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of the guidance are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. For fiscal years ended September 30, 2025 and 2024, in scope revenue streams represented approximately 3.6% and 3.2% of our total revenues, respectively. As this standard is immaterial to our consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of noninterest income within the scope of the guidance include the following:
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
NOTE I - INTEREST RECEIVABLE

The following table provides a summary of interest receivable by interest-earning asset type.

	September 30, 2025	September 30, 2024
	(In thousands)
Loans receivable	$85,444	$92,362
Mortgage-backed securities	9,747	4,882
Investment securities	3,398	5,583
	$98,589	$102,827

NOTE J - PREMISES AND EQUIPMENT

The following table provides a summary of premises and equipment by asset type.

		September 30, 2025	September 30, 2024
	Estimated Useful Life in Years	(In thousands)
Land	—	$89,450	$88,055
Buildings	10 - 40	210,017	203,567
Leasehold improvements	5 - 15	33,473	31,729
Furniture, software and equipment	2 - 10	111,497	99,033
		444,437	422,384
Less accumulated depreciation and amortization		(183,166)	(174,483)
		$261,271	$247,901

NOTE K - CUSTOMER ACCOUNTS

The following tables provide the composition of the Company's customer accounts, including time deposits.

	September 30, 2025			September 30, 2024
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$2,567,539	12.0%	—%	$2,500,467	11.7%	—%
Interest checking	4,865,808	22.7	2.55	4,486,444	21.0	2.89
Savings	701,558	3.3	0.22	718,560	3.4	0.23
Money market	4,171,627	19.4	2.14	4,111,714	19.2	2.22
Time deposits	9,131,104	42.6	3.74	9,556,785	44.7	4.58
Total	$21,437,636	100%	2.60%	$21,373,970	100%	3.09%

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023

Time deposits by rate band are as follows:	September 30, 2025	September 30, 2024
	(In thousands)
Less than 1.00%	$45,200	$82,935
1.00% to 1.99%	24,526	2,395
2.00% to 2.99%	226,537	3,340
3.00% to 3.99%	7,310,525	345,680
4.00% to 4.99%	1,523,726	8,244,791
5.00% and higher	590	877,644
	$9,131,104	$9,556,785

Time deposits by maturity band are as follows:	September 30, 2025	September 30, 2024
	(In thousands)
Three months or less	$3,426,185	$2,923,299
Over 3 through 6 months	2,367,760	3,140,278
Over 6 through 12 months	2,933,212	2,543,201
Over 12 months	403,947	950,007
	$9,131,104	$9,556,785

Customer accounts with uninsured or uncollateralized deposits totaled $5,302,026,000 as of September 30, 2025, compared to
$5,134,192,000 as of September 30, 2024.
Interest expense on customer accounts consisted of the following:

Year ended September 30,	2025	2024	2023
	(In thousands)
Checking accounts	$95,411	$99,917	$70,396
Savings accounts	3,367	3,952	1,715
Money market accounts	87,962	77,993	47,485
Time deposit accounts	419,197	351,654	119,255
	605,937	533,516	238,851
Less early withdrawal penalties	(1,230)	(1,082)	(1,618)
	$604,707	$532,434	$237,233

Weighted average interest rate at end of year	2.60%	3.09%	2.12%
Daily weighted average interest rate during the year	3.22%	3.26%	1.84%
NOTE L - BORROWINGS

The Company had total borrowings outstanding at September 30, 2025 with carrying values of $1,765,604,000 compared to
$3,267,589,000 at September 30, 2024. The borrowings consisted of FHLB advances and funds received from the FRB's Bank
Term Funding Program. The table below shows the contractual maturity dates of outstanding FHLB advances.

	September 30, 2025	September 30, 2024
	(In thousands)
Within 1 year	$1,747,041	$2,099,353
1 to 3 years	—	93,354
3 to 5 years	18,563	167
	$1,765,604	$2,192,874

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023

As of September 30, 2025, there are no advances that are callable by the FHLB.  Taking into account cash flow hedges, the weighted average effective maturity of FHLB advances at September 30, 2025 is 2.19 years.

Financial information pertaining to the weighted-average cost and the amount of FHLB advances were as follows.

	2025	2024	2023
	($ in thousands)
Weighted average interest rate, including cash flow hedges, at end of year	2.35%	3.32%	3.83%
Weighted daily average interest rate, including cash flow hedges, during the year	3.09%	3.78%	3.42%
Daily average of FHLB advances during the year	$2,260,209	$2,952,872	$2,916,849
Maximum amount of FHLB advances at any month end	$2,913,373	$4,338,731	$3,425,000
Interest expense during the year (including swap interest income and expense)	$69,912	$111,574	$99,631

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
The Bank had $1,074,714,000 of borrowings from the FRB's Bank Term Funding plan as of September 30, 2024 which matured and were repaid during fiscal 2025. The Bank also participates in the FRB of San Francisco Borrower-in-Custody program which collateralizes primary credit borrowings. Due to differing program requirements between the FHLB - DM and
FRB of San Francisco, participating in both increases the amount of eligible collateral that may be pledged in support of contingent liquidity needs. The Bank is also eligible to borrow under the Federal Reserve Bank's primary credit program.
NOTE M - JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES
The Company acquired two wholly-owned trust companies (the "Trusts") in the Merger.  Formed by LBC, these Trusts issued guaranteed preferred beneficial interests (the "Trust Securities") in the LBC’s junior subordinated deferrable interest debentures
(the "Notes"). The Company is not considered the primary beneficiary of the Trusts and therefore, the Trusts are not consolidated in the Company’s financial statements, but rather the junior subordinated debentures are shown as a liability. The
Company’s investment in the common securities of the Trusts, totaling $1.9 million, is included in other assets in the consolidated statements of financial condition. The sole asset of the Trusts are the Notes that they hold.
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
The Company assumed LBC's contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Securities; (ii) the redemption price with respect to any
Trust Securities called for redemption by the Trusts; and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trusts. The Trust Securities are mandatorily redeemable upon maturity of the Notes, or upon earlier redemption as provided in the indenture. The Company has the right to redeem the Notes purchased by the Trusts, in whole or in part, on or after the redemption date. As specified in the indenture, if the Notes are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
The following table is a summary of the outstanding Trust Securities and Notes at September 30, 2025.

	Issued Amount	Carrying Amount[1]		Date Issued	Maturity Date	Rate Index
Issuer			Rate			(Quarterly Reset)
	($ in thousands)
Luther Burbank Statutory Trust I	$41,238	$34,326	5.68%	3/30/2006	6/15/2036	3 month CME Term SOFR + Tenor Spread Adjustment (0.26%) + 1.38%
Luther Burbank Statutory Trust II	$20,619	$17,319	5.92%	3/30/2007	6/15/2037	3 month CME Term SOFR + Tenor Spread Adjustment (0.26%) + 1.62%
[1]Includes fair value adjustments made as a result of purchase accounting
NOTE N - COMMITMENTS AND CONTINGENCIES
Lease Commitments - The Company’s lease commitments consist primarily of real estate property for branches and office space under various non-cancellable operating leases that expire between 2026 and 2070. The majority of the leases contain renewal options and provisions for increases in rental rates based on a predetermined schedule or an agreed upon index. If, at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the right-of-use asset and lease liability.
Operating lease liabilities and right-of-use assets are recognized on the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the
Company's collateralized borrowing rate for financing instruments of a similar term and are included in Accrued expenses and other liabilities. The related right-of-use asset is included in Other assets.
The table below presents the Company’s operating lease right-of-use asset and the related lease liability.

(In thousands)	September 30, 2025	September 30, 2024
Operating lease asset	$48,038	$37,486
Operating lease liability	$52,179	$40,788
As of September 30, 2025, the Company’s operating leases have a weighted average remaining lease term of 9.1 years and a weighted average discount rate of 3.94%. Cash paid for amounts included in the measurement of the above operating lease liability was $10,758,000 and $9,627,000 for the twelve months ended September 30, 2025 and 2024, respectively. Right-of-
use assets obtained in exchange for new operating lease liabilities during the twelve months ended September 30, 2025 and
2024 were $19,280,000 and $12,890,000.  Right-of-use assets obtained in the Merger for the twelve months ended September
30, 2024 were valued at $11,478,000.
The following table presents the components of net lease costs, a component of Occupancy expense. The Company elected not to separate lease and non-lease components and instead account for them as a single lease component. Variable lease costs include subsequent increases in index-based rents and variable payments such as common area maintenance.

(In thousands)	Twelve Months Ended September 30,	Twelve Months Ended September 30,
	2025	2024
Operating lease cost	$10,827	$8,521
Variable lease cost	2,068	2,504
Sublease income	(444)	(405)
Net lease cost	$12,451	$10,620

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
The following table shows future minimum payments for operating leases as of September 30, 2025 for the respective periods.

(In thousands)	Year ending September 30,

2026	$10,983
2027	10,034
2028	8,223
2029	6,226
2030	5,202
Thereafter	22,435
Total minimum payments	63,103
Amounts representing interest	(10,924)
Present value of minimum lease payments	$52,179
Rental expense, including amounts paid under month-to-month cancelable leases, amounted to $12,894,000 and $11,025,000 in
2025, and 2024, respectively.
Financial Instruments with Off-Balance Sheet Risk - Off-balance-sheet credit exposures for the Company unfunded loan commitments and letters of credit from the FHLB - DM and the FHLB - SF.  As of September 30, 2025, the Bank was
obligated on FHLB letters of credit totaling $62,606,000 and unfunded loan commitments of $2,841,596,000. As of September
30, 2024 FHLB letter of credit obligations were $902,606,000 and unfunded loan commitments were $2,928,697,000. The reserve for unfunded commitments was $21,500,000 as of September 30, 2025, which is unchanged from September 30, 2024.
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
Investments in affordable housing partnerships of $157,249,000 and $112,342,000 as of September 30, 2025 and  September
30, 2024, respectively, are recorded as a component of other assets on the Consolidated Statements of Financial Condition and
uses the proportional amortization method to account for the investments. The Company's unfunded contribution commitments to these investments were $73,123,000 and $41,702,000 as of September 30, 2025 and September 30, 2024, respectively, which are recorded as a component of other liabilities on the Consolidated Statements of Financial Condition. Both the tax benefits and the amortization expense related to these investments are reflected in the provision for income taxes on the Consolidated
Statements of Operations.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
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
The table below provides a summary of the Company's tax assets and liabilities, including deferred tax assets and deferred tax liabilities by major source. Deferred tax balances represent temporary differences between the financial statement and corresponding tax treatment of income, gains, losses, deductions or credits. With the completion of the Merger in 2024, the deferred tax amounts now include a number of deferred tax items carried over from LBC, as well as new deferred tax items created as a consequence of the purchase accounting process and post-merger asset sales.  In particular, deferred tax assets now include significant new items for loan purchase discount and loss carryover.

	September 30, 2025	September 30, 2024
	(In thousands)
Deferred tax assets
Allowance for credit losses	$52,275	$53,227
Non-accrual loan interest	4,752	3,124
Accrued bonus and deferred compensation	7,497	7,815
Stock based compensation	3,552	4,696
Lease liability	12,314	9,626
Loan purchase discount	42,273	48,064
Loss carryover	62,413	68,483
Other	1,289	2,219
Total deferred tax assets	186,365	197,254
Deferred tax liabilities
FHLB stock dividends	5,932	6,171
Net unrealized gain on available-for-sale securities and cash flow hedges	14,097	13,758
Loan origination fees and costs	11,475	11,777
Premises and equipment	16,637	16,390
Lease right-of-use assets	11,337	9,304
Equity investments	3,444	3,700
Acquired intangibles	11,598	12,824
Other	184	184
Total deferred tax liabilities	74,704	74,108
Net deferred tax asset (liability)	111,661	123,146
Current tax asset (liability)	1,123	(3,898)
Net tax asset (liability)	$112,784	$119,248
At the end of the fiscal year, the Company had about $264 million of ordinary tax loss to be carried to future years.  The loss carryover amount is primarily attributable to the tax loss realized from the portfolio loan sale following the Luther Burbank merger.  Because of the annual loss limitation rules under Section 382 of the Internal Revenue Code, it will take another 15 years (or until the end of fiscal 2040) for the Company to utilize all that loss carryover against its future taxable income.
However, there is no applicable time limit in this case, and therefore Company does not anticipate any expiration of the loss carryover amount.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
In its deferred tax assets at the end of the fiscal year, the Company also has about $0.6 million of remaining Oregon tax credits that the Company previously purchased as part of its community investments to support Oregon farmworkers housing.  That remaining Oregon tax credit will be fully utilized under an installment schedule by the end of the next fiscal year.
The table below presents a reconciliation of the statutory federal income tax rate to the Company's effective income tax rate.

Year ended September 30,	2025	2024	2023
Statutory income tax rate	21.0%	21.0%	21.0%
State income tax	2.3	2.3	1.7
Tax-exempt interest income	(1.7)	(2.1)	(1.2)
Interest expense disallowance	0.9	1.2	0.5
Low-income housing investments	(1.1)	(1.1)	(1.3)
Other differences	0.6	0.6	0.1
Effective income tax rate	22.0%	21.9%	20.8%
The following table summarizes the Company's income tax expense (benefit) for the respective periods.

Year ended September 30,	2025	2024	2023
	(In thousands)
Federal:
Current	$45,850	$54,817	$58,667
Deferred	11,115	(4,767)	3,334
	56,965	50,050	62,001
State:
Current	6,578	7,837	4,425
Deferred	31	(1,872)	1,224
	6,609	5,965	5,649
Total
Current	52,428	62,654	63,092
Deferred	11,146	(6,639)	4,558
	$63,574	$56,015	$67,650
The Company does not have a liability for uncertain tax positions as of September 30, 2025 or September 30, 2024.
The Company's federal income tax returns are open and subject to potential examination by the IRS for fiscal years 2022 and later. State income tax returns are generally subject to examination for a period of three to five years after filing. The state impact of any federal changes remains subject to examination by various states for a period of up to two years after formal notification to the states.
As described above in Note N, the Company has LIHTC investments which are designed to promote qualified affordable housing projects. We account for our portfolio of LHITC investments under the proportional amortization method of ASU
2023-2.  The tax benefits from pass-through tax credits and losses from our LIHTC investments are included in our estimate of income tax liability for the year, and therefore reflected in the Income Tax Expense line of the income statement.  The amortization expense of the LIHTC investments is a component of our income tax expense and therefore also reflected in the
Income Tax Expense line.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
The table below shows the total amounts of tax benefits and the amortization amounts from our LIHTC portfolio that are recognized in our income tax expense for the fiscal years ended September 30, 2025 and September 30, 2024.

	2025	2024
	(In thousands)
LIHTC tax benefits as of September 30,	$19,135	$19,156
LIHTC amortization expense for the year ended September 30,	16,093	16,434
NOTE P - EMPLOYEE BENEFIT PLANS
401(k) Plan - The Company maintains a 401(k) Plan (the "Plan") for the benefit of its employees. Company contributions are made annually as approved by the Board of Directors. Such amounts are not in excess of amounts permitted by the Employee
Retirement Income Security Act of 1974.
Plan participants may make voluntary after-tax contributions of their considered earnings as defined by the Plan. In addition, participants may make pre-tax contributions up to the statutory limits through the 401(k) provisions of the Plan. The annual addition from contributions to an individual participant's account in this Plan cannot exceed the lesser of 100% of base salary or
$70,000.
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
The Plan provides for a guaranteed safe harbor matching contribution equal to 100% of the first 4% of compensation that employees contribute to their account and this amount is immediately vested. The safe harbor match is not subject to the six-
year vesting schedule of the profit sharing contribution. This provides plan participants more investment flexibility.
Additionally, the Company anticipates that all eligible employees, regardless of personal plan participation, will continue to receive an annual discretionary profit-sharing contribution from the Company.
Company contributions to the Plan amounted to $8,900,000, $8,185,000 and $8,648,000 for the years ended 2025, 2024 and
2023, respectively.
Employee Stock Purchase Plan - Upon approval by our shareholders, the Company implemented a Non-Qualified Employee
Stock Purchase Plan ("ESPP") in 2023 in which substantially all employees of the Company are eligible to participate.  The
ESPP provides participants the opportunity to purchase common stock of the Company at 95% of the closing stock price on the last day of the purchase period. Purchase periods are three-month periods that are set as January 1 through March 31, April 1 through June 30, July 1 through September 30, and October 1 through December 31 of each year. A total of 500,000 shares were made available for issuance under the ESPP. Participants of the ESPP purchased 28,394 shares for $841,839 during 2025.
At September 30, 2025 there were 428,797 shares remaining for purchase under the ESPP.
Supplemental Executive Retirement Plan - Also approved by our shareholders, the Company implemented a Supplemental
Executive Retirement Plan ("SERP") during 2023. This deferred compensation plan provides retirement benefits to certain highly compensated executives.  The SERP credits, if vested, will be distributed in the form of WaFd, Inc. common stock, in ten (10) substantially equal annual installments, following retirement of the executive officer. $11,700,000 in common stock units, and related dividend equivalents, were authorized with each unit having a value equal to one share of WaFd, Inc.
common stock.  These units will vest based on the age of each participant as follows:

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023

Attained Age	Vested Percentage
Before 62	—%
62	80%
63	90%
64	100%
During fiscal 2025, 13,450 units were credited to participant accounts as a result of dividends paid.  As a result, there were a total of 402,418 share units with a weighted average grant date fair value of $31.55 held within SERP accounts at September
30, 2025.  SERP related expense recognized during the year was $1,151,000. There were no shares paid during 2025 and there were no participants vested.
NOTE Q - STOCK AWARD PLANS
The Company's stock-based compensation plan provides for grants of stock options and restricted stock. On February 11, 2025, the shareholders approved the 2025 Stock Incentive Plan. Upon approval of the 2025 Stock Incentive Plan, the 2020 Incentive
Plan terminated with respect to future awards, and the remaining shares that were not awarded under the 2020 Incentive Plan as of that date were canceled. A total of 3,250,000 shares were made available for grant under the 2025 Incentive Plan and
2,631,367 shares remain available for issuance as of September 30, 2025. All of the Company’s equity compensation plans have been approved by the Company’s shareholders.
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
Stock Option Awards:
There were 374,029 stock options granted under the 2025 Stock Incentive Plan during 2025, compared to no options granted in
2024 and 779,740 options granted in 2023 under the previous plan.
A summary of stock option activity and changes during the year are as follows.

Options	Number of Securities to be Issued Upon Exercise of	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at September 30, 2023	1,707,825	$29.32	8	$—
Granted	—	—
Exercised	(196,086)	26.45
Forfeited	(157,114)	30.07
Outstanding at September 30, 2024	1,354,625	29.65	7	7,040
Granted	374,029	29.59
Exercised	(136,896)	28.80
Forfeited	(223,551)	30.08
Outstanding at September 30, 2025	1,368,207	$29.65	8	$873
Exercisable at September 30, 2025	541,770	$30.87	5	$—

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
The table below presents other information regarding stock options.

Year ended September 30,	2025	2024	2023
	(In thousands, except grant date fair value per stock option)
Compensation cost for stock options	$1,147	$1,571	$1,875
Weighted average grant date fair value per stock option	6.69	6.14	5.91
Total intrinsic value of options exercised	718	1,228	214
Grant date fair value of options exercised	648	690	198
Cash received from option exercises	3,943	5,187	1,089
The following is a summary of activity related to unvested stock options.

Year ended September 30,	2025		2024		2023
Unvested Stock Options	Options Outstanding	Weighted Average Grant Date Fair Value	Options Outstanding	Weighted Average Grant Date Fair Value	Options Outstanding	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	843,251	$5.50	1,390,422	$5.93	981,410	$5.07
Granted	374,029	8.20	—	—	779,740	7.11
Vested	(227,947)	7.19	(412,160)	3.20	(217,695)	6.13
Forfeited	(161,492)	5.27	(135,011)	6.07	(153,033)	5.38
Outstanding at end of period	827,841	$7.53	843,251	$5.50	1,390,422	$5.93
As of September 30, 2025, there was $2,799,268 of unrecognized compensation cost related to stock options.
Restricted Stock Awards:
The Company grants shares of restricted stock pursuant to its incentive plans. The restricted stock grants are subject to a service condition and vest over a period of one to seven years.
Certain grants of restricted stock to executive officers are also subject to additional market and performance conditions based upon meeting certain total shareholder return targets pre-established by the Board. The Company had a total of 538,911 shares of restricted stock outstanding as of September 30, 2025, with a total grant date fair value of $13,709,896.
The following table summarizes information about unvested restricted stock activity.

Year ended September 30,	2025		2024		2023
Non-vested Restricted Stock	Outstanding	Weighted Average Fair Value	Outstanding	Weighted Average Fair Value	Outstanding	Weighted Average Fair Value
Outstanding at beginning of period	568,987	$24.28	495,782	$24.40	489,777	$21.64
Granted	282,018	25.41	366,616	28.84	247,966	26.48
Vested	(265,356)	23.71	(250,001)	30.87	(119,956)	29.87
Forfeited	(46,738)	20.92	(43,410)	26.22	(122,005)	12.16
Outstanding at end of period	538,911	$25.44	568,987	$24.28	495,782	$24.40
Compensation expense related to restricted stock awards was $5,061,000, $5,695,000, and $4,512,000 for the years ended 2025,
2024 and 2023, respectively.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
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
As of September 30, 2025, and 2024, the Company and the Bank met all capital adequacy requirements to which they are subject, and the Bank's regulators categorized it as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Common Equity Tier 1, Tier 1 risk-based, Total risk-based and
Tier 1 leverage ratios as set forth in the following table. The Bank's actual capital amounts and ratios as of these dates are also presented. There are no conditions or events since that management believes have changed the Bank's categorization.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023

	Actual		Capital Adequacy Guidelines	Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Capital	Ratio		Ratio	Ratio
September 30, 2025	($ in thousands)
Common Equity Tier 1 risk-based capital ratio:
The Company	$2,202,901	11.77%		4.50%	NA
The Bank	2,506,271	13.40		4.50	6.50%
Tier 1 risk-based capital ratio:
The Company	2,502,901	13.37		6.00	NA
The Bank	2,506,271	13.40		6.00	8.00
Total risk-based capital ratio:
The Company	2,770,166	14.80		8.00	NA
The Bank	2,721,890	14.55		8.00	10.00
Tier 1 leverage ratio:
The Company	2,502,901	9.59		4.00	NA
The Bank	2,506,271	9.61		4.00	5.00

September 30, 2024
Common Equity Tier 1 risk-based capital ratio:
The Company	$2,153,721	11.31%		4.50%	NA
The Bank	2,463,266	12.94		4.50	6.50%
Tier 1 risk-based capital ratio:
The Company	2,453,721	12.88		6.00	NA
The Bank	2,463,266	12.94		6.00	8.00
Total risk-based capital ratio:
The Company	2,722,290	14.29		8.00	NA
The Bank	2,681,116	14.08		8.00	10.00
Tier 1 leverage ratio:
The Company	2,453,721	8.90		4.00	NA
The Bank	2,463,266	8.94		4.00	5.00
At periodic intervals, the Federal Reserve, the WDFI and the FDIC examine the Company's and the Bank's financial statements as part of their oversight. Based on their examinations, these regulators can direct that the Company's or Bank's financial statements be adjusted in accordance with their findings.
The Company and the Bank are subject to regulatory restrictions on paying dividends.
The Company has an ongoing common share repurchase program and 3,338,351 shares were repurchased during 2025 at a weighted average price of $29.56. In 2024, 1,058,178 shares were repurchased at a weighted average price of $25.29. As of
September 30, 2025, management had authorization from the Board of Directors to repurchase up to 8,162,654 additional shares.

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023
The following table sets forth information regarding earnings per common share calculations.

Year ended September 30,	2025	2024	2023
Weighted average shares outstanding	80,184,395	74,244,323	65,192,510
Weighted average dilutive options	70,794	46,245	62,773
Weighted average diluted shares	80,255,189	74,290,568	65,255,283

Net income available to common shareholders (in thousands)	$211,443	$185,416	$242,801
Basic EPS	$2.64	$2.50	$3.72
Diluted EPS	2.63	2.50	3.72
NOTE S - FINANCIAL INFORMATION – WAFD, INC.
The following WaFd, Inc. (parent company only) financial information should be read in conjunction with the other notes to the
Consolidated Financial Statements.

Condensed Statements of Financial Condition
	September 30, 2025	September 30, 2024
	(In thousands)
Assets
Cash	$35,447	$25,966
Other assets	13,588	18,024
Investment in statutory trust	1,857	1,857
Investment in WaFd Wealth, Inc.	2,836	—
Investment in WaFd Bank	3,042,944	3,009,845
Total assets	$3,096,672	$3,055,692

Liabilities
Dividend payable on preferred stock	$3,656	$3,656
Junior subordinated deferrable debentures	51,645	50,718
Other liabilities	1,796	1,018
Total liabilities	57,097	55,392

Shareholders’ equity
Total shareholders’ equity	3,039,575	3,000,300
Total liabilities and shareholders’ equity	$3,096,672	$3,055,692

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023

Condensed Statements of Operations
Twelve Months Ended September 30,	2025	2024	2023
	(In thousands)
Income
Dividends from WaFd Bank	$200,000	$140,000	$56,490
Interest income	116	78	—
Total Income	200,116	140,078	56,490
Expense
Miscellaneous expense	7,256	11,341	2,214
Total expense	7,256	11,341	2,214

Net income (loss) before equity in undistributed net income (loss) of subsidiary	192,860	128,737	54,276
Equity in undistributed net income (loss) of subsidiaries	31,496	68,628	202,643
Income before income taxes	224,356	197,365	256,919
Income tax benefit (expense)	1,712	2,676	507
Net income	226,068	200,041	257,426
Dividends on preferred stock	14,625	14,625	14,625
Net income available to common shareholders	$211,443	$185,416	$242,801

WAFD, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2025, 2024, AND 2023

Condensed Statements of Cash Flows
Twelve Months Ended September 30,	2025	2024	2023
	(In thousands)
Cash Flows From Operating Activities
Net income	$226,068	$200,041	$257,426
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings from investments in subsidiaries	(31,496)	(68,628)	(202,643)
Stock based compensation expense	8,521	9,181	7,914
Net changes in other assets and liabilities	2,801	2,531	1,365
Net cash provided by operating activities	205,894	143,125	64,062

Cash Flows From Investing Activities
Net cash received in business combinations	—	16,173	—
Equity method investments purchased	—	(3,000)	(12,500)
Net cash provided by (used in) investing activities	—	13,173	(12,500)

Cash Flows From Financing Activities
Proceeds from exercise of common stock options and related tax benefit	3,942	5,187	1,089
Proceeds from the purchase of common stock through the Employee Stock Purchase Program	842	992	177
Repayment of long term senior debt	—	(95,000)	—
Treasury stock purchased	(101,931)	(27,069)	(30,463)
Dividends on preferred stock	(14,625)	(14,625)	(14,625)
Dividends on common stock	(84,639)	(74,267)	(63,792)
Net cash provided by (used in) financing activities	(196,411)	(204,782)	(107,614)

Increase (decrease) in cash	9,483	(48,484)	(56,052)
Cash at beginning of year	25,966	74,450	130,502
Cash at end of year	$35,449	$25,966	$74,450

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.              Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2025, the Company carried out an evaluation, under the supervision and participation of the
Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of
September 30, 2025. In making the assessment, the Company’s management used the criteria set forth by the Committee of
Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 version of its Internal Control-Integrated
Framework.  Based on its assessment, the Company’s management believes that as of September 30, 2025, the Company’s internal control over financial reporting was effective based on this criteria.
The Company’s independent auditors, Deloitte & Touche LLP, an independent registered public accounting firm, have issued an audit report on the Company’s internal control over financial reporting, which appears in this annual report on Form
10-K.
There have been no changes in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the
Company’s internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and Board of Directors of WaFd, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of WaFd, Inc. and subsidiaries (the “Company”) as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the
Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Office of the Comptroller of the Currency Instructions for Call Reports for Balance
Sheet on schedule RC, Income Statement on schedule RI, and Changes in Company Equity Capital on schedule RI-A. In our opinion, the
Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the
consolidated financial statements as of and for the year ended September 30, 2025, of the Company and our report dated November 18,
2025, expressed an unqualified opinion on those financial statements.
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
Seattle, Washington
November 18, 2025
Item 9B.              Other Information
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications
During the three months ended September 30, 2025, none of the Company’s directors or “officers” (as defined in Rule
16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of SEC Regulation S-K.
Item 9C.              Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.              Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in the Company's definitive proxy statement for its Annual
Meeting of Shareholders to be held on February 3, 2026 (the "2025 Proxy Statement") under the following captions, and is incorporated herein by reference.
•Proposal 1: Election of Directors
•Executive Officers
•Corporate Governance
•Delinquent Section 16(a) Reports
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
Item 11.              Executive Compensation
The information required by this item will be set forth in the 2025 Proxy Statement under the captions "Executive
Compensation” and “Corporate Governance – Compensation Committee Interlocks And Insider Participation" and is
incorporated herein by reference.
Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item will be set forth in the 2025 Proxy Statement under the caption "Security
Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" and is incorporated herein by reference.
Additional information about stock options and other equity compensation plans is included in Note Q to the
Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this report.
Item 13.              Certain Relationships and Related Transactions and Director Independence
The information required by this item will be set forth in the 2025 Proxy Statement under the captions “Corporate
Governance – The Board of Directors and its Committees” and "Corporate Governance - Related Party Transactions" and is
incorporated herein by reference.
Item 14.              Principal Accountant Fees and Services
The information required by this item will be set forth in the 2025 Proxy Statement under the caption "Principal
Accountant Fees and Services" and is incorporated herein by reference.
PART IV
Item 15.              Exhibits and Financial Statement Schedules
(a) Documents filed as part of this Report:
(1) The Consolidated Financial Statements and related documents set forth in "Item 8. Financial Statements and
Supplementary Data" are filed as part of this report.
(2) All other schedules to the Consolidated Financial Statements required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the Consolidated Financial Statements and related notes in “Item 8. Financial Statements and Supplementary Data” of this report.
(3) The following exhibits are required by Item 601 of Regulation S-K:

No.	Exhibit	Page/ Footnote

3.1	Third Restated Articles of Incorporation of the Company, as amended	(1)

3.2	Second Amended and Restated Bylaws of the Company	(1)

4.1	Description of Registrant's Securities	(2)

4.2	Deposit Agreement, dated February 8, 2021, by and among the Company, American Stock Transfer & Trust Company LLC, and the holders from time to time of the depositary receipts described therein	(3)

10.1	2020 Incentive Plan and Form of Award Agreements *	(4)

10.2	2011 Incentive Plan, as amended *	(5)

10.3	Form of Restricted Stock Award Agreement under 2011 Incentive Plan *	(5)

10.4	Form of Stock Option Agreement under 2011 Incentive Plan *	(5)

10.5	Form of Indemnification Agreement *	(6)

10.6	Form of Change in Control Agreement *	(7)

10.7	WaFd, Inc. Amended and Restated Non-Qualified Employee Stock Purchase Plan*	(1)

10.8	WaFd Bank Deferred Compensation Plan*	(8)

10.9	Amendment to WaFd Bank Deferred Compensation Plan *	(8)

10.10	Agreement for the Purchase and Sale of Loans between Washington Federal Bank and Bank of America, National Association	(9)

10.11	Amendment No. 1 to Agreement for the Purchase and Sale of Loans between Washington Federal Bank and Bank of America, National Association	(10)

10.12	Transition Agreement and General Release	(11)

10.13	WaFd, Inc. 2025 Stock Incentive Plan	(12)

10.14	Form of Restricted Stock Grant Agreement under the 2025 Stock Incentive Plan	(12)

10.15	Form of Restricted Stock Unit Grant Agreement under the 2025 Stock Incentive Plan	(12)

10.16	Form of Option Grant Agreement under the 2025 Stock Incentive Plan	(12)

19.1	Trading Policy	+

21	Subsidiaries of the Company - Reference is made to Item 1, “Business - Subsidiaries” for the required information	+

23.1	Consent of Independent Registered Public Accounting Firm	+

31.1	Section 302 Certification by the Chief Executive Officer	+

31.2	Section 302 Certification by the Chief Financial Officer	+

32	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002	+

97.1	WaFd, Inc. Clawback Policy	+

101	Financial Statements for the fiscal year ended September 30, 2025 formatted in iXBRL	+

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	+
 ___________________

*	Management contract or compensation plan
+	Filed herewith
#	Furnished herewith
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
(11)Incorporated by reference from the Registrant's Form 8-K filed with the SEC on  January 21, 2025.
(12)Incorporated by reference from the Registrant's Form 8-K filed with the SEC on  February 13, 2025.
Item 16.              Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WAFD, INC.

November 18, 2025	By:	/S/ BRENT J. BEARDALL
Brent J. Beardall, Vice Chair, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brent J. Beardall	November 18, 2025
Brent J. Beardall Vice Chair, President and Chief Executive Officer (Principal Executive Officer)
/s/ Kelli J. Holz	November 18, 2025
Kelli J. Holz Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ Blayne A. Sanden	November 18, 2025
Blayne A. Sanden Senior Vice President and Principal Accounting Officer (Principal Accounting Officer)

/s/ Stephen M. Graham	November 18, 2025
Stephen M. Graham, Chairman of the Board

/s/ R. Shawn Bice	November 18, 2025
R. Shawn Bice, Director
/s/ Linda S. Brower	November 18, 2025
Linda S. Brower, Director
/s/ David K. Grant	November 18, 2025
David K. Grant, Director

/s/ Sylvia R. Hampel	November 18, 2025
Sylvia R. Hampel, Director

/s/ Bradley M. Shuster	November 18, 2025
Bradley M. Shuster, Director
/s/ S. Steven Singh	November 18, 2025
S. Steven Singh, Director
/s/ Sean B. Singleton	November 18, 2025
Sean B. Singleton, Director
/s/ Randall H. Talbot	November 18, 2025
Randall H. Talbot, Director
/s/ M. Max Yzaguirre	November 18, 2025
M. Max Yzaguirre, Director