Form 10-Q
period 2025-12-31
WAFD INC
filed 2026-02-04
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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

The registrant had outstanding 75,863,334 shares of common stock as of February 02, 2026.

WAFD, INC. AND SUBSIDIARIES

PART I – Financial Information
Item 1. Financial Statements
WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	December 31, 2025	September 30, 2025
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$734,915	$657,310
Available-for-sale securities, at fair value	4,142,285	3,533,201
Held-to-maturity securities, at amortized cost	764,794	645,802
Loans receivable, net of allowance for loan losses of $199,539 and $199,720	19,848,156	20,088,618
Interest receivable	97,650	98,589
Premises and equipment, net	270,552	261,271
Real estate owned	8,738	11,084
FHLB stock	118,218	88,068
Bank owned life insurance	277,121	275,159
Intangible assets, including goodwill of $416,247 and $414,722	443,085	442,093
Federal and state income tax assets	102,377	112,784
Other assets	477,853	485,720
	$27,285,744	$26,699,699
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$12,865,974	$12,306,532
Time deposit accounts	8,550,996	9,131,104
	21,416,970	21,437,636
Borrowings	2,436,532	1,765,604
Junior subordinated debentures	51,879	51,645
Advance payments by borrowers for taxes and insurance	20,688	59,845
Federal and state income tax liabilities	5,124	—
Accrued expenses and other liabilities	325,144	345,394
	24,256,337	23,660,124
Commitments and contingencies (see Note I)
Shareholders’ equity
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 300,000 and 300,000 shares issued; 300,000 and 300,000 shares outstanding	300,000	300,000
Common stock, $1.00 par value, 300,000,000 shares authorized; 154,616,464 and 154,408,001 shares issued; 76,448,351 and 78,186,520 shares outstanding	154,616	154,408
Additional paid-in capital	2,165,709	2,163,276
Accumulated other comprehensive income (loss), net of taxes	61,904	56,950
Treasury stock, at cost; 78,168,113 and 76,221,481 shares	(1,798,702)	(1,740,761)
Retained earnings	2,145,880	2,105,702
	3,029,407	3,039,575
	$27,285,744	$26,699,699
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,
	2025	2024
	(In thousands, except share data)
INTEREST INCOME
Loans receivable	$264,207	$286,597
Mortgage-backed securities	38,902	18,337
Investment securities and cash equivalents	19,387	40,183
	322,496	345,117
INTEREST EXPENSE
Customer accounts	136,214	162,150
Borrowings and junior subordinated debentures	15,171	27,536
	151,385	189,686
Net interest income	171,111	155,431
Provision for credit losses	3,500	—
Net interest income after provision	167,611	155,431

NON-INTEREST INCOME
Gain on sale of investment securities	—	20
Gain on termination of hedging derivatives	24	5
Loan fee income	1,354	1,345
Deposit fee income	7,858	7,046
Other income	11,019	7,286
Total non-interest income	20,255	15,702

NON-INTEREST EXPENSE
Compensation and benefits	54,190	59,927
Occupancy	11,170	10,788
FDIC insurance premiums	5,400	4,850
Product delivery	6,574	5,785
Information technology	14,384	14,192
Other expense	14,003	15,769
Total non-interest expense	105,721	111,311
Gain (loss) on real estate owned, net	156	429
Income before income taxes	82,301	60,251
Income tax expense	18,105	12,984
Net income	64,196	47,267
Dividends on preferred stock	3,656	3,656
Net income available to common shareholders	$60,540	$43,611

PER SHARE DATA
Basic earnings per common share	$0.79	$0.54
Diluted earnings per common share	0.79	0.54
Dividends paid on common stock per share	0.27	0.26
Basic weighted average shares outstanding	76,969,729	81,294,227
Diluted weighted average shares outstanding	77,015,554	81,401,599
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,
	2025	2024
	(In thousands)
Net income	$64,196	$47,267
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $(2,342) and $5,793	7,582	(18,754)
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $5 and $76	(15)	(246)
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	7,567	(19,000)

Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $1,301 and $(5,101)	(4,213)	16,498
Reclassification adjustment of net (gain) loss included in net income during the period from hedging derivatives, net of tax of $(494) and $(1)	1,600	4
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	(2,613)	16,502

Other comprehensive income (loss)	4,954	(2,498)
Comprehensive income	$69,150	$44,769

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2025	$300,000	$154,408	$2,163,276	$2,105,702	$56,950	$(1,740,761)	$3,039,575
Net income	—	—	—	64,196	—	—	64,196
Other comprehensive loss	—	—	—	—	4,954	—	4,954
Dividends on common stock ($0.27 per share)	—	—	—	(20,362)	—	—	(20,362)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Proceeds from stock issuances	—	24	648	—	—	—	672
Stock-based compensation expense	—	184	1,785	—	—	76	2,045
Treasury stock purchased	—	—	—	—	—	(58,017)	(58,017)
Balance at December 31, 2025	$300,000	$154,616	$2,165,709	$2,145,880	$61,904	$(1,798,702)	$3,029,407

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2024	$300,000	$154,007	$2,150,675	$1,978,898	$55,851	$(1,639,131)	$3,000,300
Net income	—	—	—	47,267	—	—	47,267
Other comprehensive income	—	—	—	—	(2,498)	—	(2,498)
Dividends on common stock ($0.26 per share)	—	—	—	(20,923)	—	—	(20,923)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Proceeds from stock issuances	—	89	2,616	—	—	—	2,705
Stock-based compensation expense	—	152	1,638	—	—	61	1,851
Treasury stock purchased	—	—	—	—	—	(3,410)	(3,410)
Balance at December 31, 2024	$300,000	$154,248	$2,154,929	$2,001,586	$53,353	$(1,642,480)	$3,021,636

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2025	2024
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64,196	$47,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	(1,561)	44,350
Stock-based compensation expense	2,045	1,851
Provision (release) for credit losses	3,500	—
Loss (gain) on sale of investment securities	—	(20)
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(3,825)	(433)
Impairment loss on premises and equipment	—	34
Decrease (increase) in accrued interest receivable	939	(320)
Decrease (increase) in federal and state income tax receivable	8,877	8,189
Decrease (increase) in cash surrender value of bank owned life insurance	(1,962)	(1,840)
Decrease (increase) in other assets	8,127	(25,136)
Increase (decrease) in federal and state income tax liabilities	5,124	—
Increase (decrease) in accrued expenses and other liabilities	(24,980)	(24,512)
Net cash provided by (used in) operating activities	60,480	49,430
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	253,315	(46,171)
Loans purchased	(10,198)	(133,641)
FHLB stock purchased	(177,116)	(97,944)
FHLB stock redeemed	146,966	65,166
Available-for-sale securities purchased	(724,749)	(310,999)
Principal payments and maturities of available-for-sale securities	128,421	114,882
Proceeds from sales of available-for-sale securities	—	797
Held-to-maturity securities purchased	(141,283)	(114,182)
Principal payments and maturities of held-to-maturity securities	22,428	13,786
Proceeds from sales of real estate owned	2,963	1,846
Equity method investments purchased	—	(3,000)
Net cash received (paid) in business combinations	(2,000)	(360)
Proceeds from sales of premises and equipment	6	1,689
Premises and equipment purchased and REO improvements	(10,441)	(6,446)
Net cash provided by (used in) investing activities	(511,688)	(514,577)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	(20,666)	64,807
Proceeds from borrowings	3,875,750	2,168,400
Repayments of borrowings	(3,205,751)	(2,575,001)
Proceeds from stock-based awards	488	2,510
Dividends paid on common stock	(20,362)	(20,923)
Dividends paid on preferred stock	(3,656)	(3,656)
Proceeds from employee stock purchases	184	195
Treasury stock purchased	(58,017)	(3,410)
Increase (decrease) in advances payments by borrowers for taxes and insurance	(39,157)	(41,142)
Net cash provided by (used in) financing activities	528,813	(408,220)
Increase (decrease) in cash and cash equivalents	77,605	(873,367)
Cash, cash equivalents and restricted cash at beginning of period	657,310	2,381,102
Cash, cash equivalents and restricted cash at end of period	$734,915	$1,507,735
(CONTINUED)
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended December 31,
	2025	2024
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$7	$—
Non-cash financing activities
Preferred stock dividend payable	3,656	3,656
Cash paid (received) during the period for
Interest	116,362	228,660
Income tax	125	200

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A – Summary of Significant Accounting Policies

Company and Nature of Operations - WaFd Bank, a federally-insured Washington state chartered commercial bank (the “Bank”), was founded on April 24, 1917 in Ballard, Washington and is engaged primarily in providing lending, depository, insurance and other banking services to consumers, small, mid-sized and large businesses, and owners and developers of commercial real estate. The business of the Bank consists primarily of accepting deposits from the general public and investing these funds in loans of various types, including construction loans, land acquisition and development loans, loans on multi-family, commercial real estate and other income producing properties, and business loans, including U.S. Small Business Administration (“SBA”) loans. In January 2025, the Bank announced it will no longer originate consumer single family home loans and home equity lines of credit. Our existing consumer home loans still make up a significant portion of our loan portfolio. The Bank also invests in certain United States government and agency obligations and other investments permitted by applicable laws and regulations.

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

The information included in this Form 10-Q should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2025 filed with the Securities and Exchange Commission ("SEC") on November 18, 2025 ("2025 Annual Financial Statements"). Interim results are not necessarily indicative of results for a full year.

Summary of Significant Accounting Policies - The significant accounting policies used in preparation of the Company's consolidated financial statements are disclosed in its 2025 Annual Financial Statements. There have not been any significant changes in the Company's significant accounting policies compared to those contained in its 2025 Annual Financial Statements.
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

Restricted Cash Balances - The Company was not required to maintain cash reserve balances with the Federal Reserve Bank as of December 31, 2025. As of December 31, 2025 and September 30, 2025, the Company held counterparty cash collateral of $109,750,000 and $118,400,000, respectively, related to derivative contracts.

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
•Equity investments in qualified real estate funds can use the net asset value ("NAV") expedient for fair value measurement. Under this method, the NAV is determined by the fund as fair value for the investment. At December 31, 2025, equity investments held by the Company and recorded at NAV had a carrying amount of $36,477,638 and a remaining unfunded commitment of $11,585,741. These NAV based investments cannot be transferred without consent and we do not have redemption rights. Equity investments measured at NAV are not classified in the fair value hierarchy.

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
Apart from the impacts of larger transactions, the Company might experience minor increases in intangibles due to acquisitions carried out by its subsidiary, WAFD Insurance Group, Inc.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below provides detail regarding the Company's intangible assets.

	Goodwill	Core Deposit and Other Intangibles	Total
	(In thousands)
Balance at September 30, 2025	$414,722	$27,371	$442,093
Additions	1,525	1,525	3,050
Amortization	—	(2,058)	(2,058)
Balance at December 31, 2025	$416,247	$26,838	$443,085

The table below presents the estimated future amortization expense of other intangibles for the next five years as of December 31, 2025.

Fiscal Year	Expected Expense
(In thousands)
2026	$5,389
2027	5,709
2028	5,347
2029	5,254
2030	2,470
Thereafter	2,669
Total Intangible Assets	$26,838

Subsequent Events - The Company has evaluated events and transactions through the date the consolidated financial statements were issued for potential recognition or disclosure and determined that there have been no events or transactions that have occurred that would require disclosure.

NOTE B – New Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-06 Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative to clarify or improve disclosure and presentation requirements on a variety of topics and align the requirements in the FASB accounting standard codification with the Securities and Exchange Commission regulations. The amendments will be effective for the Company only if the SEC removes the related disclosure requirement from its existing regulations no later than June 30, 2027. If the SEC timely removes such a related requirement from its existing regulations, the corresponding amendments within the ASU will become effective for the Company on the same date with early adoption permitted. The Company does not expect the amendments in this update to have a material impact on our consolidated financial statements.

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE C – Dividends and Share Repurchases

On December 5, 2025, the Company paid a regular dividend on its common stock of $0.27 per share, which represented the 171st consecutive quarterly cash dividend. Dividends per share were $0.27 and $0.26 for the quarters ended December 31, 2025 and 2024, respectively.

For the three months ended December 31, 2025, the Company repurchased 1,950,013 shares of its common stock at an average per share price of $29.75. Purchases were made both under the Company's Board of Directors (“Board”) approved publicly announced stock repurchase program, and outside the repurchase program, primarily consisting of the forfeiture and cancellation of shares upon vesting of restricted stock awards to pay required tax withholding obligations, and shares underlying stock options surrendered in payment of the exercise price and to pay required tax withholding obligations. As of December 31, 2025, there are 6,256,136 remaining shares authorized to be repurchased under the current Board approved stock repurchase program.

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	December 31, 2025		September 30, 2025
Gross loans by category	(In thousands)		(In thousands)
Commercial loans
Multi-family	$4,698,342	22.4%	$4,718,480	22.2%
Commercial real estate	3,561,865	16.9	3,604,600	16.9
Commercial & industrial	2,530,666	12.0	2,392,685	11.3
Construction	1,742,158	8.3	1,756,890	8.3
Land - acquisition & development	177,768	0.8	179,099	0.8
Total commercial loans	12,710,799	60.4	12,651,754	59.5
Consumer loans
Single-family residential	7,823,718	37.2	8,053,771	37.8
Construction - custom	105,576	0.5	150,237	0.7
Land - consumer lot loans	83,046	0.4	89,298	0.4
HELOC	261,240	1.2	267,871	1.3
Consumer	52,701	0.3	61,461	0.3
Total consumer loans	8,326,281	39.6	8,622,638	40.5
Total gross loans	21,037,080	100%	21,274,392	100%
Less:
Allowance for credit losses on loans	199,539		199,720
Loans in process	783,233		773,606
Net deferred fees, costs and discounts	206,152		212,448
Total loan contra accounts	1,188,924		1,185,774
Net loans	$19,848,156		$20,088,618

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of December 31, 2025 and September 30, 2025, AIR for loans totaled $80,736,000 and $85,444,000, respectively, and is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.

As of December 31, 2025, loans in the amount of $13,699,000,000 were pledged to secure borrowings and available lines of credit. None of the agencies to which we have pledged loans have the right to sell or re-pledge them.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table sets forth the amortized cost basis of non-accrual loans and loans 90 days or more past due and accruing.

	December 31, 2025			September 30, 2025
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing
Commercial loans
Multi-family	$31,710	$—	$—	$19,121	$—	$—
Commercial real estate	68,501	—	—	69,972	—	—
Commercial & industrial	58,180	—	—	11,047	—	—
Construction	3,400	—	—	3,400	—	—
Land - acquisition & development	—	—	—	—	—	—
Total commercial loans	161,791	—	—	103,540	—	—
Consumer loans
Single-family residential	26,579	—	—	23,741	—	—
Construction - custom	2,054	—	—	760	—	—
Land - consumer lot loans	270	—	—	23	—	—
HELOC	481	—	—	412	—	—
Consumer	173	—	—	152	—	—
Total consumer loans	29,557	—	—	25,088	—	—
Total non-accrual loans	$191,348	$—	$—	$128,628	$—	$—
% of total loans	0.95%			0.63%

The Company recognized interest income on non-accrual loans of approximately $540,000 in the three months ended December 31, 2025 as a result of the collection of past due amounts. If these loans had been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $2,124,000 for the three months ended December 31, 2025. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables provide details regarding loan delinquencies by loan portfolio and class.

December 31, 2025		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90+	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$4,617,085	$4,579,476	$9,171	$7,685	$20,753	$37,609	0.81%
Commercial real estate	3,547,626	3,480,995	86	372	66,173	66,631	1.88
Commercial & industrial	2,524,486	2,463,687	6,148	2,684	51,967	60,799	2.41
Construction	1,043,910	1,040,237	273	—	3,400	3,673	0.35
Land - acquisition & development	146,548	146,548	—	—	—	—	—
Total commercial loans	11,879,655	11,710,943	15,678	10,741	142,293	168,712	1.42
Consumer Loans
Single-family residential	7,709,942	7,669,230	10,631	4,892	25,189	40,712	0.53
Construction - custom	58,371	56,316	—	—	2,055	2,055	3.52
Land - consumer lot loans	82,490	82,075	89	56	270	415	0.50
HELOC	264,462	262,372	1,463	189	438	2,090	0.79
Consumer	52,775	52,369	156	71	179	406	0.77
Total consumer loans	8,168,040	8,122,362	12,339	5,208	28,131	45,678	0.56
Total Loans	$20,047,695	$19,833,305	$28,017	$15,949	$170,424	$214,390	1.07%
Delinquency %		98.93%	0.14%	0.07%	0.86%	1.07%

September 30, 2025		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90+	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$4,631,321	$4,610,677	$—	$12,482	$8,162	$20,644	0.45%
Commercial real estate	3,588,950	3,537,909	87	912	50,042	51,041	1.42
Commercial & industrial	2,386,363	2,385,178	52	1,088	45	1,185	0.05
Construction	1,105,101	1,105,101	—	—	—	—	—
Land - acquisition & development	139,922	139,922	—	—	—	—	—
Total commercial loans	11,851,657	11,778,787	139	14,482	58,249	72,870	0.61
Consumer Loans
Single-family residential	7,936,931	7,890,843	16,639	6,176	23,273	46,088	0.58
Construction - custom	78,243	77,483	—	—	760	760	0.97
Land - consumer lot loans	88,696	88,364	249	60	23	332	0.37
HELOC	271,286	269,104	1,432	384	366	2,182	0.80
Consumer	61,525	61,172	99	102	152	353	0.57
Total consumer loans	8,436,681	8,386,966	18,419	6,722	24,574	49,715	0.59
Total Loans	$20,288,338	$20,165,753	$18,558	$21,204	$82,823	$122,585	0.60%
Delinquency %		99.40%	0.09%	0.10%	0.41%	0.60%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Loans are considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. The following table presents the amortized basis of collateral-dependent loans by loan class and collateral type as of December 31, 2025.

Loan type	Residential Real Estate	Commercial Real Estate	General Business Assets
	($ in thousands)
Commercial loans
Multi-Family	$—	$36,488	$—
Commercial Real Estate	—	69,461	—
Commercial & Industrial	—	—	56,871
Construction	—	3,400	—
Land - Acquisition & Development	—	—	—
Total commercial loans	—	109,349	56,871
Consumer loans
Single-Family Residential	3,185	—	—
Construction - Custom	2,054	—	—
Land - Consumer Lot Loans	16	—	—
HELOC	324	—	—
Consumer	—	—	—
Total consumer loans	5,579	—	—
Total Loans	$5,579	$109,349	$56,871

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

The following tables present the amortized basis of loans that were modified to borrowers experiencing financial difficulty during the three month period ending December 31, 2025 by loan class and modification type. Modifications during the periods presented were term extensions or payment deferrals.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended December 31, 2025
Loan Class	Term Extension	Payment Deferral	% of Total Loan Class Balance	Wtd. Avg. Term Extension	Deferral Amount
	( in thousands)			(in months)	( in thousands)
Multi-family	$—	$—	—%	0
Commercial real estate	31,616	—	0.89	9
Commercial & industrial	29,312	—	1.16	11
Construction	—	—	—	0
Total commercial loans	60,928	—	0.51	10
Single-Family Residential	—	1,040	0.01		$21
Total consumer loans	—	1,040	0.01		$21
Total Loans	$60,928	$1,040	0.31%

	Three Months Ended December 31, 2024
Loan Class	Term Extension	Payment Deferral	% of Total Loan Class Balance	Wtd. Avg. Term Extension	Deferral Amount
	( in thousands)			(in months)
Commercial real estate	$—	$—	—	0
Commercial & industrial	9,396	—	0.39	14
Construction	—	—	—	0
Total commercial loans	9,396	—	0.08	14
Single-Family Residential	455	—	0.01%	6
Total consumer loans	455	—	0.01	6
Total Loans	$9,851	$—	0.05%

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts. Loans are considered to be in default at 90 or more days past due. The following table presents the performance of such loans that have been modified for the twelve months ended December 31, 2025 and December 31, 2024, respectively.

December 31, 2025		Days Delinquent
	Current	30	60	90+	Total
Commercial loans
Multi-family	$21,235	$—	$—	$—	$21,235
Commercial real estate	46,616	—	—	17,560	64,176
Commercial & industrial	33,520	2,855	—	29,864	66,239
Construction	19,232	—	—	3,400	22,632
Total commercial loans	120,603	2,855	—	50,824	174,282

Consumer loans
Single-family residential	9,313	—	—	—	9,313
Total consumer loans	9,313	—	—	—	9,313
Total Loans	$129,916	$2,855	$—	$50,824	$183,595

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 2024		Days Delinquent
	Current	30	60	90+	Total
Commercial loans
Commercial real estate	$23,329	$—	$—	$—	$23,329
Commercial & industrial	49,542	—	—	992	50,534
Construction	19,232	—	—	—	19,232
Total commercial loans	92,103	—	—	992	93,095

Consumer loans
Single-family residential	776	557	—	—	1,333
Total consumer loans	776	557	—	—	1,333
Total Loans	$92,879	$557	$—	$992	$94,428

Of those loans modified in the twelve months ended December 31, 2025 for borrowers experiencing financial difficulties, $29,864,000 of Commercial & Industrial loans, $17,560,000 of Commercial Real Estate loans and $3,400,000 of Construction loans experienced subsequent default during the three months ended December 31, 2025. These loans were provided term extensions prior to default. None of the other loans modified for borrowers experiencing financial difficulties in the twelve months ended December 31, 2024 experienced subsequent default after modification.

The Company evaluates the credit quality of its loans based on regulatory risk ratings and also considers other factors. Based on this evaluation, the loans are assigned a grade and classified as follows:

•Pass – the credit does not meet one of the definitions below.

•Watch – A watch designation is one that deserves a higher level of scrutiny and monitoring due to either an event that has occurred or is expected to occur in the near future that will likely lead to further change in risk rating (either favorably or unfavorably). Watch loans possess some credit deficiency or potential weakness that deserve close attention but which do not yet appear to jeopardize repayment. The key distinctions of a watch designation are that the credit is performing normally, but there is an uncertain level of risk due to such factors as (1) lack of or slow generation/receipt of financial information, (2) a documentation defect that could jeopardize repayment in the future, (3) construction delays or delays in lease up / stabilization, (4) declining market trends, (5) global cash flow deficiency of guarantors, or (6) management deficiencies/turnover. A loan designated as a “watch” is not considered criticized.

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

The watch rating was implemented by the bank for fiscal 2026 on a prospective basis.

The following tables present by primary credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of December 31, 2025 and September 30, 2025.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 2025	Term Loans Amortized Cost Basis by Origination Year
	YTD 2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$91,165	$65,273	$91,009	$478,105	$1,419,433	$2,005,070	$26,262	$—	$4,176,317
Watch	—	—	1,329	3,019	67,325	28,537	—	—	100,210
Special Mention	—	—	—	12,985	44,659	118,637	—	—	176,281
Substandard	—	2,193	—	9,167	61,276	88,285	1,002	—	161,923
Doubtful	—	—	—	—	—	2,354	—	—	2,354
Total	$91,165	$67,466	$92,338	$503,276	$1,592,693	$2,242,883	$27,264	$—	$4,617,085

Commercial real estate
Pass	$121,554	$314,253	$226,323	$217,383	$940,426	$1,460,458	$15,317	$17,829	$3,313,543
Watch	—	—	—	—	—	32,395	—	—	32,395
Special Mention	—	—	—	317	20,569	10,147	—	—	31,033
Substandard	—	—	—	15,487	10,341	144,827	—	—	170,655
Total	$121,554	$314,253	$226,323	$233,187	$971,336	$1,647,827	$15,317	$17,829	$3,547,626

Commercial & industrial
Pass	$185,767	$244,233	$63,130	$113,168	$153,742	$439,402	$1,054,290	$324	$2,254,056
Special Mention	—	266	—	—	2,572	—	57,583	—	60,421
Substandard	—	29,552	6,814	23,184	24,335	37,098	81,351	7,675	210,009
Total	$185,767	$274,051	$69,944	$136,352	$180,649	$476,500	$1,193,224	$7,999	$2,524,486
Gross Charge-offs	—	34	—	—	—	—	109	4,053	4,196

Construction
Pass	$16,169	$229,059	$167,244	$170,594	$240,288	$40,933	$109,521	$—	$973,808
Special Mention	—	—	—	—	61,318	—	—	—	61,318
Substandard	—	—	—	—	5,384	3,400	—	—	8,784
Total	$16,169	$229,059	$167,244	$170,594	$306,990	$44,333	$109,521	$—	$1,043,910

Land - acquisition & development
Pass	$11,737	$53,456	$17,075	$10,622	$18,563	$34,852	$—	$—	$146,305
Substandard	—	—	—	—	—	243	—	—	243
Total	$11,737	$53,456	$17,075	$10,622	$18,563	$35,095	$—	$—	$146,548

Total commercial loans
Pass	$426,392	$906,274	$564,781	$989,872	$2,772,452	$3,980,715	$1,205,390	$18,153	$10,864,029
Watch	—	—	1,329	3,019	67,325	60,932	—	—	132,605
Special Mention	—	266	—	13,302	129,118	128,784	57,583	—	329,053
Substandard	—	31,745	6,814	47,838	101,336	273,853	82,353	7,675	551,614
Doubtful	—	—	—	—	—	2,354	—	—	2,354
Total	$426,392	$938,285	$572,924	$1,054,031	$3,070,231	$4,446,638	$1,345,326	$25,828	$11,879,655
Gross Charge-offs	$—	$34	$—	$—	$—	$—	$109	$4,053	$4,196

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 2025	Term Loans Amortized Cost Basis by Origination Year
	YTD 2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$14,829	$186,204	$331,732	$751,372	$2,093,234	$4,291,859	$—	$—	$7,669,230
30 days past due	—	—	—	1,748	1,407	7,476	—	—	10,631
60 days past due	—	—	343	713	221	3,615	—	—	4,892
90+ days past due	—	339	1,374	813	3,538	19,125	—	—	25,189
Total	$14,829	$186,543	$333,449	$754,646	$2,098,400	$4,322,075	$—	$—	$7,709,942
Gross Charge-offs	—	—	—	—	—	51	—	—	51

Construction - custom
Current	$—	$34,143	$16,878	$829	$4,466	$—	$—	$—	$56,316
90+ days past due	—	—	—	1,295	760	—	—	—	2,055
Total	$—	$34,143	$16,878	$2,124	$5,226	$—	$—	$—	$58,371

Land - consumer lot loans
Current	$—	$6,124	$12,137	$8,086	$18,277	$37,451	$—	$—	$82,075
30 days past due	—	—	—	—	—	89	—	—	89
60 days past due	—	—	—	—	—	56	—	—	56
90+ days past due	—	—	—	60	—	210	—	—	270
Total	$—	$6,124	$12,137	$8,146	$18,277	$37,806	$—	$—	$82,490

HELOC
Current	$—	$—	$—	$—	$—	$5,451	$256,699	$222	$262,372
30 days past due	—	—	—	—	—	492	971	—	1,463
60 days past due	—	—	—	—	—	45	144	—	189
90+ days past due	—	—	—	—	—	—	438	—	438
Total	$—	$—	$—	$—	$—	$5,988	$258,252	$222	$264,462

Consumer
Current	$429	$147	$21	$17	$—	$28,930	$22,825	$—	$52,369
30 days past due	—	—	—	—	—	14	142	—	156
60 days past due	—	—	—	—	—	—	71	—	71
90+ days past due	—	—	—	—	—	30	143	6	179
Total	$429	$147	$21	$17	$—	$28,974	$23,181	$6	$52,775
Gross Charge-offs	—	—	—	—	—	—	273	—	273

Total consumer loans
Current	$15,258	$226,618	$360,768	$760,304	$2,115,977	$4,363,691	$279,524	$222	$8,122,362
30 days past due	—	—	—	1,748	1,407	8,071	1,113	—	12,339
60 days past due	—	—	343	713	221	3,716	215	—	5,208
90+ days past due	—	339	1,374	2,168	4,298	19,365	581	6	28,131
Total	$15,258	$226,957	$362,485	$764,933	$2,121,903	$4,394,843	$281,433	$228	$8,168,040
Gross Charge-offs	$—	$—	$—	$—	$—	$51	$273	$—	$324

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2025	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$51,779	$91,285	$431,401	$1,521,149	$1,154,189	$1,066,496	$21,048	$—	$4,337,347
Special Mention	—	—	8,225	44,350	13,686	70,556	—	—	136,817
Substandard	2,334	—	9,166	51,486	12,661	78,158	1,002	—	154,807
Doubtful	—	—	—	—	—	2,350	—	—	2,350
Total	$54,113	$91,285	$448,792	$1,616,985	$1,180,536	$1,217,560	$22,050	$—	$4,631,321
Gross Charge-offs	182	—	—	—	271	102	—	—	555

Commercial real estate
Pass	$311,687	$226,269	$231,132	$997,347	$550,234	$987,607	$33,688	$1,098	$3,339,062
Special Mention	—	—	—	27,900	21,928	11,752	—	—	61,580
Substandard	—	—	15,484	15,035	83,665	71,343	—	—	185,527
Doubtful	—	—	—	—	—	2,781	—	—	2,781
Total	$311,687	$226,269	$246,616	$1,040,282	$655,827	$1,073,483	$33,688	$1,098	$3,588,950
Gross Charge-offs	—	—	—	163	—	9,489	—	—	9,652

Commercial & industrial
Pass	$263,637	$46,817	$113,824	$147,522	$227,043	$184,325	$1,066,532	$37,050	$2,086,750
Special Mention	—	1,975	—	16,396	—	16,176	10,451	—	44,998
Substandard	35,490	3,042	21,527	24,733	1,725	32,281	130,613	5,180	254,591
Loss	—	—	10	—	—	3	—	11	24
Total	$299,127	$51,834	$135,361	$188,651	$228,768	$232,785	$1,207,596	$42,241	$2,386,363
Gross Charge-offs	199	307	—	—	—	621	—	164	1,291

Construction
Pass	$169,743	$171,558	$221,207	$346,051	$66,878	$—	$116,245	$—	$1,091,682
Special Mention	—	—	—	4,435	—	—	—	—	4,435
Substandard	—	204	—	5,380	3,400	—	—	—	8,984
Total	$169,743	$171,762	$221,207	$355,866	$70,278	$—	$116,245	$—	$1,105,101

Land - acquisition & development
Pass	$48,379	$18,650	$11,026	$27,172	$33,060	$1,376	$—	$—	$139,663
Substandard	—	—	—	—	—	259	—	—	259
Total	$48,379	$18,650	$11,026	$27,172	$33,060	$1,635	$—	$—	$139,922

Total commercial loans
Pass	$845,225	$554,579	$1,008,590	$3,039,241	$2,031,404	$2,239,804	$1,237,513	$38,148	$10,994,504
Special Mention	—	1,975	8,225	93,081	35,614	98,484	10,451	—	247,830
Substandard	37,824	3,246	46,177	96,634	101,451	182,041	131,615	5,180	604,168
Doubtful	—	—	—	—	—	5,131	—	—	5,131
Loss	—	—	10	—	—	3	—	11	24
Total	$883,049	$559,800	$1,063,002	$3,228,956	$2,168,469	$2,525,463	$1,379,579	$43,339	$11,851,657
Gross Charge-offs	$381	$307	$—	$163	$271	$10,212	$—	$164	$11,498

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2025	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$202,919	$353,679	$786,634	$2,143,244	$1,912,465	$2,491,902	$—	$—	$7,890,843
30 days past due	402	949	1,751	1,061	7,107	5,369	—	—	16,639
60 days past due	—	376	965	692	339	3,804	—	—	6,176
90+ days past due	—	998	813	3,711	4,414	13,337	—	—	23,273
Total	$203,321	$356,002	$790,163	$2,148,708	$1,924,325	$2,514,412	$—	$—	$7,936,931
Gross Charge-offs	—	—	—	—	—	338	—	—	338

Construction - custom
Current	$34,932	$33,380	$5,256	$3,915	$—	$—	$—	$—	$77,483
90+ days past due	—	—	—	760	—	—	—	—	760
Total	$34,932	$33,380	$5,256	$4,675	$—	$—	$—	$—	$78,243

Land - consumer lot loans
Current	$6,175	$14,686	$9,091	$19,489	$20,373	$18,550	$—	$—	$88,364
30 days past due	—	—	—	55	194	—	—	—	249
60 days past due	—	—	60	—	—	—	—	—	60
90+ days past due	—	—	—	—	—	23	—	—	23
Total	$6,175	$14,686	$9,151	$19,544	$20,567	$18,573	$—	$—	$88,696

HELOC
Current	$—	$—	$—	$—	$—	$4,276	$262,581	$2,247	$269,104
30 days past due	—	—	—	—	—	145	1,183	104	1,432
60 days past due	—	—	—	—	—	181	203	—	384
90+ days past due	—	—	—	—	—	—	366	—	366
Total	$—	$—	$—	$—	$—	$4,602	$264,333	$2,351	$271,286

Consumer
Current	$158	$30	$17	$—	$7,507	$22,365	$31,095	$—	$61,172
30 days past due	—	—	—	—	—	—	99	—	99
60 days past due	—	—	—	—	—	52	50	—	102
90+ days past due	—	—	—	—	—	44	108	—	152
Total	$158	$30	$17	$—	$7,507	$22,461	$31,352	$—	$61,525
Gross Charge-offs	—	2	—	—	—	62	1,252	18	1,334

Total consumer loans
Current	$244,184	$401,775	$800,998	$2,166,648	$1,940,345	$2,537,093	$293,676	$2,247	$8,386,966
30 days past due	402	949	1,751	1,116	7,301	5,514	1,282	104	18,419
60 days past due	—	376	1,025	692	339	4,037	253	—	6,722
90+ days past due	—	998	813	4,471	4,414	13,404	474	—	24,574
Total	$244,586	$404,098	$804,587	$2,172,927	$1,952,399	$2,560,048	$295,685	$2,351	$8,436,681
Gross Charge-offs	$—	$2	$—	$—	$—	$400	$1,252	$18	$1,672

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E – Allowance for Losses on Loans

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A "Summary of Significant Accounting Policies."

The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Three Months Ended December 31, 2025	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$25,953	$—	$—	$(110)	$25,843
Commercial real estate	41,988	—	648	(531)	42,105
Commercial & industrial	59,163	(4,196)	5	7,130	62,102
Construction	18,136	—	—	339	18,475
Land - acquisition & development	6,894	—	109	219	7,222
Total commercial loans	152,134	(4,196)	762	7,047	155,747
Consumer loans
Single-family residential	38,880	(51)	6	(2,988)	35,847
Construction - custom	610	—	2	(157)	455
Land - consumer lot loans	2,104	—	—	(147)	1,957
HELOC	3,069	—	—	(118)	2,951
Consumer	2,923	(273)	69	(137)	2,582
Total consumer loans	47,586	(324)	77	(3,547)	43,792
Total ACL - loans	$199,720	$(4,520)	$839	$3,500	$199,539

Three Months Ended December 31, 2024	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$25,248	$—	$—	$749	$25,997
Commercial real estate	39,210	(163)	—	(1,174)	37,873
Commercial & industrial	58,748	(357)	4	2,079	60,474
Construction	22,267	—	—	(1,364)	20,903
Land - acquisition & development	7,900	—	12	(691)	7,221
Total commercial loans	153,373	(520)	16	(401)	152,468
Consumer loans
Single-family residential	40,523	—	456	1,138	42,117
Construction - custom	1,427	—	—	(208)	1,219
Land - consumer lot loans	2,564	—	—	(37)	2,527
HELOC	3,049	—	1	108	3,158
Consumer	2,817	(265)	81	400	3,033
Total consumer loans	50,380	(265)	538	1,401	52,054
Total ACL - Loans	$203,753	$(785)	$554	$1,000	$204,522
1Provision & transfer amounts within the table do not include the provision recapture on unfunded commitments of $1,000,000.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company recorded a $3,500,000 provision for credit losses for the three months ended December 31, 2025, compared with no provision for the three months ended December 31, 2024. The provision in the three months ended December 31, 2025 was the result of mixed credit metrics, including the increasing trends in negative migration of criticized and nonperforming loans, and net charge-offs taken during the quarter, partially offset by decreased loan balances. Net charge-offs totaled $3,681,000 for the three months ended December 31, 2025, compared to $231,000 of net charge-offs during the three months ended December 31, 2024.

Non-performing assets were $203,396,000, or 0.75% of total assets, at December 31, 2025, compared to $143,022,000, or 0.54% of total assets, at September 30, 2025. Non-accrual loans were $191,348,000, or 0.95% of total loans at amortized cost, at December 31, 2025, compared to $128,628,000, or 0.63%, at September 30, 2025. Delinquencies, as a percent of total loans, were 1.07% at December 31, 2025, compared to 0.60% at September 30, 2025.

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

The following tables provide the amortized cost of loans receivable based on risk rating categories as previously defined.

December 31, 2025	Internally Assigned Grade
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$4,176,317	100,210	$176,281	$161,923	$2,354	$4,617,085
Commercial real estate	3,313,543	32,395	31,033	170,655	—	3,547,626
Commercial & industrial	2,254,056	—	60,421	210,009	—	2,524,486
Construction	973,808	—	61,318	8,784	—	1,043,910
Land - acquisition & development	146,305	—	—	243	—	146,548
Total commercial loans	10,864,029	$132,605	329,053	551,614	2,354	11,879,655
Consumer loans
Single-family residential	7,683,363	$—	—	26,579	—	7,709,942
Construction - custom	56,316		—	2,055	—	58,371
Land - consumer lot loans	82,220		—	270	—	82,490
HELOC	263,981		—	481	—	264,462
Consumer	52,621		—	154	—	52,775
Total consumer loans	8,138,501	$—	—	29,539	—	8,168,040
Total	$19,002,530	$132,605	$329,053	$581,153	$2,354	$20,047,695

Total grade as a % of total loans	94.79%	0.66%	1.64%	2.90%	0.01%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2025	Internally Assigned Grade
	Pass	Special Mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$4,337,347	$136,817	$154,807	$2,350	$—	$4,631,321
Commercial real estate	3,339,062	61,580	185,527	2,781	—	3,588,950
Commercial & industrial	2,086,750	44,998	254,591	—	24	2,386,363
Construction	1,091,682	4,435	8,984	—	—	1,105,101
Land - acquisition & development	139,663	—	259	—	—	139,922
Total commercial loans	10,994,504	247,830	604,168	5,131	24	11,851,657
Consumer loans
Single-family residential	7,913,120	—	23,811	—	—	7,936,931
Construction - custom	77,483	—	760	—	—	78,243
Land - consumer lot loans	88,613	—	83	—	—	88,696
HELOC	270,874	—	412	—	—	271,286
Consumer	61,406	—	119	—	—	61,525
Total consumer loans	8,411,496	—	25,185	—	—	8,436,681
Total loans	$19,406,000	$247,830	$629,353	$5,131	$24	$20,288,338

Total grade as a % of total gross loans	95.7%	1.2%	3.1%	—%	—%

The following tables provide information on the amortized cost of loans receivable based on borrower payment activity.

December 31, 2025	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$4,585,375	99.3%	$31,710	0.7%
Commercial real estate	3,479,125	98.1	68,501	1.9
Commercial & industrial	2,466,306	97.7	58,180	2.3
Construction	1,040,510	99.7	3,400	0.3
Land - acquisition & development	146,548	100.0	—	—
Total commercial loans	11,717,864	98.6	161,791	1.4
Consumer loans
Single-family residential	7,683,363	99.7	26,579	0.3
Construction - custom	56,317	96.5	2,054	3.5
Land - consumer lot loans	82,220	99.7	270	0.3
HELOC	263,981	99.8	481	0.2
Consumer	52,602	99.7	173	0.3
Total consumer loans	8,138,483	99.6	29,557	0.4
Total loans	$19,856,347	99.0%	$191,348	1.0%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2025	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$4,612,200	99.6%	$19,121	0.4%
Commercial real estate	3,518,978	98.1	69,972	1.9
Commercial & industrial	2,375,316	99.5	11,047	0.5
Construction	1,101,701	99.7	3,400	0.3
Land - acquisition & development	139,922	100.0	—	—
Total commercial loans	11,748,117	99.1	103,540	0.9
Consumer loans
Single-family residential	7,913,190	99.7	23,741	0.3
Construction - custom	77,483	99.0	760	1.0
Land - consumer lot loans	88,673	100.0	23	—
HELOC	270,874	99.8	412	0.2
Consumer	61,373	99.8	152	0.2
Total consumer loans	8,411,593	99.7	25,088	0.3
Total loans	$20,159,710	99.4%	$128,628	0.6%

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

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$216,922	$—	$216,922
Asset-backed securities	—	491,177	—	491,177
Municipal bonds	—	35,104	—	35,104
Corporate debt securities	—	162,689	—	162,689
Mortgage-backed securities
Agency pass-through certificates	—	3,236,393	—	3,236,393
Total available-for-sale securities	—	4,142,285	—	4,142,285
Client swap program hedges	—	34,682	—	34,682
Commercial loan fair value hedges	—	1,607	—	1,607
Mortgage loan fair value hedges	—	11,098	—	11,098
Borrowings cash flow hedges	—	94,529	—	94,529
Total financial assets	$—	$4,284,201	$—	$4,284,201

Financial Liabilities
Client swap program hedges	$—	$35,128	$—	$35,128
Mortgage loan fair value hedges	—	17,910	—	17,910
Mortgage backed securities fair value hedges	—	13,024	—	13,024
Borrowings cash flow hedges	—	813	—	813
Total financial liabilities	$—	$66,875	$—	$66,875

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$235,919	$—	$235,919
Asset-backed securities	—	506,334		506,334
Municipal bonds	—	35,258	—	35,258
Corporate debt securities	—	152,537	—	152,537
Mortgage-backed securities
Agency pass-through certificates	—	2,603,153	—	2,603,153
Total available-for-sale securities	—	3,533,201	—	3,533,201
Client swap program hedges	—	37,347	—	37,347
Commercial loan fair value hedges	—	1,611	—	1,611
Mortgage loan fair value hedges	—	13,082	—	13,082
Borrowings cash flow hedges	—	99,231	—	99,231
Total financial assets	$—	$3,684,472	$—	$3,684,472

Financial Liabilities
Client swap program hedges	$—	$37,818	$—	$37,818
Mortgage backed securities fair value hedges	—	15,086	—	15,086
Mortgage loan fair value hedges	—	20,426	—	20,426
Total financial liabilities	$—	$73,330	$—	$73,330

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

When management determines that the fair value of the collateral or the REO requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the collateral dependent loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at December 31, 2025 included loans for which an allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at December 31, 2025 and December 31, 2024, and the total gains (losses) resulting from those fair value adjustments during the respective periods. The estimated fair value measurements are shown gross of estimated selling costs.

	December 31, 2025				Three Months Ended December 31, 2025
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Collateral Dependent Loans	$—	$—	$9,059	$9,059	$(4,510)
Real estate owned	—	—	390	390	69
Balance at end of period	$—	$—	$9,449	$9,449	$(4,441)

	December 31, 2024				Three Months Ended December 31, 2024
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Collateral Dependent Loans	$—	$—	$596	$596	$(271)
Real estate owned	—	—	—	—	—
Balance at end of period	$—	$—	$596	$596	$(271)

At December 31, 2025, there was $854,000 in foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $5,620,000.
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		December 31, 2025		September 30, 2025
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$734,915	$734,915	$657,310	$657,310
Available-for-sale securities
U.S. government and agency securities	2	216,922	216,922	235,919	235,919
Asset-backed securities	2	491,177	491,177	506,334	506,334
Municipal bonds	2	35,104	35,104	35,258	35,258
Corporate debt securities	2	162,689	162,689	152,537	152,537
Mortgage-backed securities
Agency pass-through certificates	2	3,236,393	3,236,393	2,603,153	2,603,153
Total available-for-sale securities		4,142,285	4,142,285	3,533,201	3,533,201
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	764,794	735,361	645,802	612,739
Total held-to-maturity securities		764,794	735,361	645,802	612,739

Loans receivable	3	19,848,156	19,543,946	20,088,618	19,681,909
FHLB stock	2	118,218	118,218	88,068	88,068
Other assets - client swap program hedges	2	34,682	34,682	37,347	37,347
Other assets - commercial fair value loan hedges	2	1,607	1,607	1,611	1,611
Other assets - mortgage loan fair value hedges	2	11,098	11,098	13,082	13,082
Other assets - borrowings cash flow hedges	2	94,529	94,529	99,231	99,231

Financial liabilities
Time deposits	2	8,550,996	8,542,121	9,131,104	9,121,470
Borrowings	2	2,436,532	2,434,479	1,765,604	1,755,130
Junior subordinated debentures	3	51,879	51,832	51,645	50,925
Other liabilities - client swap program hedges	2	35,128	35,128	37,818	37,818
Other liabilities - mortgage loan fair value hedges	2	17,910	17,910	20,426	20,426
Other liabilities - mortgage backed securities fair value hedges	2	13,024	13,024	15,086	15,086
Other liabilities - borrowings cash flow hedges	2	813	813	—	—

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
Loans receivable – Fair values are estimated first by stratifying the portfolios of loans with similar financial characteristics. Loans are segregated by type such as multi-family real estate, residential mortgage, construction, commercial, consumer and land loans. Each loan category is further segmented into fixed- and adjustable-rate interest terms. For residential mortgages and multi-family loans, the Company determined that its best exit price was by securitization. Mortgage backed securities ("MBS")

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
benchmark prices are used as a base price, with further loan level pricing adjustments made based on individual loan characteristics such as FICO score, loan to value ratio, property type and occupancy. For all other loan categories an estimate of fair value is then calculated based on discounted cash flows using a discount rate offered and observed in the market on similar products, plus an adjustment for liquidity to reflect the non-homogeneous nature of the loans, as well as an annual loss rate based on historical losses to arrive at an estimated exit price fair value. Fair value for impaired loans is also based on recent appraisals or estimated cash flows discounted using rates commensurate with risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables provide details about the amortized cost and fair value of available-for-sale and held-to-maturity securities.

	December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$1,687	$—	$(24)	$1,663	2.05%
1 to 5 years	504	—	—	504	4.75
5 to 10 years	145,592	163	(288)	145,467	4.70
Over 10 years	69,304	173	(189)	69,288	5.28
Asset-backed securities
Within 1 year	10,239	—	(189)	10,050	4.64
5 to 10 years	2,585	—	(1)	2,584	4.79
Over 10 years	478,867	1,452	(1,776)	478,543	4.89
Corporate debt securities due
1 to 5 years	32,664	—	(1,895)	30,769	4.95
5 to 10 years	137,874	293	(6,247)	131,920	4.41
Municipal bonds due
1 to 5 years	5,651	—	(150)	5,501	3.00
5 to 10 years	20,000	73	—	20,073	6.45
Over 10 years	9,745	—	(215)	9,530	4.57
Mortgage-backed securities
Agency pass-through certificates	3,226,906	45,563	(36,076)	3,236,393	3.91
	4,141,618	47,717	(47,050)	4,142,285	4.11
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	764,794	5,420	(34,853)	735,361	4.05
	$4,906,412	$53,137	$(81,903)	$4,877,646	4.10%

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

The Company purchased $724,749,000 of AFS investment securities during the three months ended December 31, 2025 and purchased $310,999,000 of AFS securities during the three months ended December 31, 2024. There were no sales of AFS securities during the three months ended December 31, 2025 compared to $797,000 during the prior year's same period.

For HTM investment securities, there were $141,283,000 in purchases during the three months ended December 31, 2025 and $114,182,000 in purchases during the three months ended December 31, 2024. There were no sales of HTM investment securities during the three months ended December 31, 2025 or December 31, 2024. Substantially all of the agency mortgage-backed securities have contractual maturity dates that exceed 25 years.

The Company elected to exclude AIR from the amortized cost basis of debt securities disclosed throughout this note. For AFS securities, AIR totaled $14,316,000 and $11,057,000 as of December 31, 2025 and September 30, 2025, respectively. For HTM debt securities, AIR totaled $2,598,000 and $2,089,000 as of December 31, 2025 and September 30, 2025, respectively. AIR for securities is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.
The following tables show the gross unrealized losses and fair value of securities as of December 31, 2025 and September 30, 2025, by length of time that individual securities in each category have been in a continuous loss position. There were 224 and 213 securities with an unrealized loss as of December 31, 2025 and September 30, 2025, respectively.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 31, 2025	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(191)	$19,809	$(7,952)	$102,586	$(8,143)	$122,395
Municipal bonds	—	—	(365)	15,031	(365)	15,031
U.S. government and agency securities	(519)	161,123	(215)	20,981	(734)	182,104
Asset-backed securities	(195)	51,135	(1,537)	151,951	(1,732)	203,086
Mortgage-backed securities	(1,008)	221,028	(35,068)	622,055	(36,076)	843,083
	(1,913)	453,095	(45,137)	912,604	(47,050)	1,365,699
Held-to-maturity securities
Mortgage-backed securities	(58)	7,241	(34,795)	304,982	(34,853)	312,223
	$(1,971)	$460,336	$(79,932)	$1,217,586	$(81,903)	$1,677,922

September 30, 2025	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(119)	$19,881	$(8,495)	$102,342	$(8,614)	$122,223
Municipal bonds due	—	—	(405)	15,008	(405)	15,008
U.S. government and agency securities	(483)	143,444	(127)	35,211	(610)	178,655
Asset-backed securities	(62)	34,932	(1,424)	135,315	(1,486)	170,247
Mortgage-backed securities	(782)	81,025	(38,337)	653,800	(39,119)	734,825
	(1,446)	279,282	(48,788)	941,676	(50,234)	1,220,958
Held-to-maturity securities
Mortgage-backed securities	—	—	(37,136)	310,597	(37,136)	310,597
	$(1,446)	$279,282	$(85,924)	$1,252,273	$(87,370)	$1,531,555

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of December 31, 2025 or September 30, 2025. The Company does not consider HTM investments to have any credit impairment.

The Company does not believe that the AFS debt securities that were in an unrealized loss position have any credit loss impairment as of December 31, 2025 or September 30, 2025. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. AFS debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Corporate debt securities and municipal bonds are considered to have an issuer of high credit quality and the decline in fair value is due to changes in interest rates and other market conditions. The issuer continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at December 31, 2025 and September 30, 2025.

December 31, 2025	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$925,229	$34,682	Other liabilities	$925,229	$35,128
Commercial loan fair value hedges	Other assets	31,562	1,607	Other liabilities	—	—
Mortgage loan fair value hedges	Other assets	270,000	11,098	Other liabilities	1,100,000	17,910
Mortgage backed securities fair value hedges	Other assets	—	—	Other liabilities	610,000	13,024
Borrowings cash flow hedges	Other assets	1,050,000	94,529	Other liabilities	400,000	813
		$2,276,791	$141,916		$3,035,229	$66,875

September 30, 2025	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$977,017	$37,347	Other liabilities	$977,017	$37,818
Commercial loan fair value hedges	Other assets	34,341	1,611	Other liabilities	—	—
Mortgage backed securities fair value hedges	Other assets	—	—	Other liabilities	610,000	15,086
Mortgage loan fair value hedges	Other assets	470,000	13,082	Other liabilities	1,100,000	20,426
Borrowings cash flow hedges	Other assets	900,000	99,231	Other liabilities	—	—
		$2,381,358	$151,271		$2,687,017	$73,330

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

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following tables present the impact of fair value hedge accounting on the carrying value of the hedged items at December 31, 2025 and September 30, 2025.

(In thousands)	December 31, 2025
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$5,280,844	$6,249
Available-for-sale securities, at fair value (3)	$927,438	$13,359
	$6,208,282	$19,608

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are a portfolio layer expected to be remaining at the end of the hedging relationships. At December 31, 2025, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $5,250,782,000, the cumulative basis adjustment associated with the hedging relationships was $7,705,000, and the amount of the designated hedged items was $270,000,000.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At December 31, 2025, the amortized cost basis of the hedged commercial loans was $30,062,000 and the cumulative basis adjustment associated with the hedging relationships was $(1,456,000).

(3) Includes the fair value basis of mortgage backed securities designated in fair value hedging relationships. At December 31, 2025, the fair value of the hedged mortgage based securities was $927,438,000, the cumulative basis adjustment associated with the hedging relationships was $13,359,000, and the amount of the designated hedged items was $610,000,000.

(In thousands)	September 30, 2025
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$5,426,086	$6,794
Available-for-sale securities, at fair value (3)	940,110	15,452
	$6,366,196	$22,246

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are the last layer expected to be remaining at the end of the hedging relationships. At September 30, 2025, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $5,393,257,000, the cumulative basis adjustment associated with the hedging relationships was $8,262,000, and the amount of the designated hedged items was $1,570,000,000. During fiscal 2025, hedge accounting was discontinued on a $1,600,000,000 last of layer hedge. A basis adjustment of $4,016,668 associated with the terminated portion of the hedge was deferred and is being amortized over the remaining life of the associated pool of loans.

(2) Includes the amortized cost basis of commercial loans designated in fair value hedging relationships. At September 30, 2025, the amortized cost basis of the hedged commercial loans was $32,829,000 and the cumulative basis adjustment associated with the hedging relationships was $(1,468,000).

(3) Includes the fair value basis of mortgage backed securities designated in fair value hedging relationships. At September 30, 2025, the fair value of the hedged mortgage backed securities was $940,110,000, the cumulative basis adjustment associated with the hedging relationships was $15,452,000, and the amount of the designated hedged items was $610,000,000.

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. As of December 31, 2025, the maturities for hedges of adjustable rate borrowings ranged from one year to seven years, with the weighted average being 3.8 years.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the impact of derivative instruments (cash flow hedges on borrowings) on AOCI for the periods presented.

(In thousands)	Three Months Ended December 31,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2025	2024
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$(5,514)	$21,594
Reclassification adjustment of net (gain)/loss included in net income	—	5
Total pre-tax gain/(loss) recognized in AOCI	$(5,514)	$21,599

The following tables present the gain (loss) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the periods presented.

	Three Months Ended December 31, 2025			Three Months Ended December 31, 2024
	Interest income on loans receivable	Interest on Mortgage-backed securities	Interest expense on FHLB advances	Interest income on loans receivable	Interest on Mortgage-backed securities	Interest expense on FHLB advances
	(In thousands)			(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$264,207	$38,902	$(15,171)	$286,597	$—	$(27,536)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$2,754	$95		$7,993	$—
Recognized on derivatives	528	$2,062		37,593	—
Recognized on hedged items	(545)	(2,093)		(43,418)	—
Net income/(expense) recognized on fair value hedges	$2,737	$64		$2,168	$—

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives			$8,329			$9,480
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense			—			(5)
Net income/(expense) recognized on cash flow hedges			$8,329			$9,475

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. The impact to the statement of operations for the three months ended December 31, 2025 was an increase in other income of $24,000 and an increase of $5,000 for the three months ended December 31, 2024.

The following tables present the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Three Months Ended December 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2025	2024
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(1,934)	$20,185
Receive fixed/pay floating swap	Other noninterest income	1,958	(20,180)
		$24	$5

NOTE H – Revenue from Contracts with Customers

Since net interest income on financial assets and liabilities is outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), a significant majority of Company revenues are not subject to that guidance.

Revenue streams that are within the scope of ASC 606 are presented within non-interest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of ASC 606 are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. In scope revenue streams represented approximately 3.6% of Company total revenue for the three months ended December 31, 2025, compared to 3.2% for the three months ended December 31, 2024. As this standard is immaterial to the consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of non-interest income within the scope of the guidance include the following:

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

Insurance Agency Commissions (recognized in Other income) - WAFD Insurance Group, Inc. is a wholly owned subsidiary of WaFd Bank that operates as an insurance agency, selling and marketing property and casualty insurance policies for a small

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
number of high-quality insurance carriers. WAFD Insurance Group, Inc. earns revenue in the form of commissions paid by the insurance carriers for policies that have been sold. In addition to the origination commission, WAFD Insurance Group, Inc. may also receive contingent incentive fees based on the volume of business generated for the insurance carrier and based on policy renewal rates.

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

Financial Instruments with Off-Balance Sheet Risk - Off-balance-sheet credit exposures for the Company include unfunded loan commitments and letters of credit from the FHLB of Des Moines and the FHLB of San Francisco. As of December 31, 2025, the Bank was obligated on FHLB letters of credit totaling $62,606,000 and unfunded loan commitments had a balance of $2,785,642,000. These amounts are decreased compared to September 30, 2025 when the bank was obligated on FHLB letters of credit totaling $62,606,000 and had unfunded commitments of $2,841,596,000. The reserve for unfunded commitments was $21,500,000 as of December 31, 2025, which is unchanged from September 30, 2025. See Note A "Summary of Significant Accounting Policies" for details regarding the reserve methodology.

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

LIHTC Investments - The Company has equity investments as limited partners in LIHTC investment funds which are designed to promote qualified affordable housing projects. These investments provide a return through the generation of income tax credits and other income tax benefits and support the Company's regulatory compliance with the Community Reinvestment Act. The Company has evaluated its LIHTC investments and determined it does not have the ability to exercise significant influence over the operating or financial decisions of the funds. This lack of significant influence due to the Company's role as a limited partners allows the Company to account for its LIHTC investments using the proportional amortization method.
The Company records the investments in affordable housing partnerships of $153,232,000 and $157,249,000 as of December 31, 2025 and September 30, 2025, respectively, as a component of other assets on the Consolidated Statements of Financial Condition and uses the proportional amortization method to account for the investments. The Company's unfunded contribution commitments to these investments were $69,443,000 and $73,123,000 as of December 31, 2025 and September 30, 2025, respectively, which are recorded as a component of other liabilities on the Consolidated Statements of Financial Condition. Both the tax benefits and the amortization expense related to these investments are reflected in the provision for income taxes on the Condensed Consolidated Statements of Operations.

WAFD, INC. AND SUBSIDIARIES
PART I – Financial Information
Item 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of WaFd, Inc. (the “Company” or “WaFd”) and its financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein and the Consolidated Financial Statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations and other disclosures contained in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the Securities and Exchange Commission ("SEC") on November 18, 2025 (the “2025 10-K”).

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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this report, and including the Risk Factors included in the Company’s 2025 10-K, and in any of the Company's other subsequent SEC filings, which could cause the Company's future results to differ materially from the plans, objectives, goals, estimates, intentions and expectations expressed in forward-looking statements:

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
•the effects of natural or man-made disasters, calamities, or conflicts, including terrorist events and pandemics (such as the COVID-19 pandemic), and related regulations, and potential impact on the creditworthiness of our customers;

Regulatory and Litigation Risks:
•non-compliance with banking laws, rules and regulations;
•legislative and regulatory limitations on business activities, and potential limitations on the manner in which the Company conducts its business and undertakes new investments and activities;

WAFD, INC. AND SUBSIDIARIES
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

Competitive Risks:
•competition from other financial institutions and new market participants, and consolidation in the industry resulting in the creation of larger competitors with greater financial resources;
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

CRITICAL ACCOUNTING POLICIES

See Note A to the Consolidated Financial Statements in "Item 1. Financial Statements" above. Also, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2025 10-K.

ASSET QUALITY & ALLOWANCE FOR CREDIT LOSSES

See Notes A, D and E to the Consolidated Financial Statements in "Item 1. Financial Statements" above. Also, refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2025 10-K.

INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of customer deposit accounts is 60% variable and 40% fixed as of December 31, 2025 while the composition of the investment securities portfolio is 36% variable and 64% fixed rate. The Company was a party to $610,000,000 of pay fixed interest rate swaps to hedge the fair value risk of the AFS portfolio which effectively converts 12% of fixed securities to variable as of December 31, 2025. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $764,794,000 of mortgage-backed securities that it has designated as HTM and are carried at amortized cost. As of December 31, 2025, the net unrealized loss on these securities was $29,433,000. The Company has $4,142,285,000 of AFS securities that are carried at fair value. As of December 31, 2025, the net unrealized loss on these securities was $667,000. The Company recognized in earnings a gain of $2,094,000 on fair value of AFS securities hedged by the fixed interest rate swaps. The Company has also executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized gain on these interest rate swaps as of December 31, 2025 was $94,529,000. All of the above are pre-tax net unrealized gains or losses.

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

Hypothetical, Immediate and Parallel	Potential Increase (Decrease) in Net Interest Income - Year 1
Basis Point Increase (Decrease) in Interest Rates	December 31, 2025		September 30, 2025
	(In thousands, except percentages)
(200)	$68,316	9.03%	$65,287	8.79%
(100)	36,403	4.81	35,318	4.76
100	(1,781)	(0.24)	(407)	(0.05)
200	3,316	0.44	6,298	0.85

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

Hypothetical, Immediate and Parallel	Potential Increase (Decrease) in NPV as of
Basis Point Increase (Decrease) in Interest Rates	December 31, 2025		September 30, 2025
	(In thousands, except percentages)
(200)	$546,072	17.50%	$550,692	17.96%
(100)	335,013	10.74	317,236	10.35
100	(366,142)	(11.74)	(341,329)	(11.13)
200	(700,802)	(22.46)	(649,066)	(21.17)

Prepayment speeds continue to be relatively low at December 31, 2025 but increasing with the Bank's conditional payment rate ("CPR") for single-family mortgages at 9.60%, up from 8.10% the year before.

Net Interest Margin - Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin was 2.70% for the quarter ended December 31, 2025 compared to 2.39% for the quarter ended December 31, 2024. The yield on interest-earning assets decreased 22 basis points to 5.09% and the cost of interest-bearing liabilities decreased 60 basis points to 2.88% over that same period. The lower yield on interest-earning assets was primarily due to falling interest rates affecting adjustable rate loans, non-accrual interest adjustments, net cash settlements on our loan and securities fair value hedge programs and interest-bearing cash deposits.

WAFD, INC. AND SUBSIDIARIES
The following tables set forth the information explaining the changes in the net interest margin for the periods indicated compared to the respective periods one year ago.

	Three Months Ended December 31, 2025			Three Months Ended December 31, 2024
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$19,919,355	$264,206	5.26%	$20,954,663	$286,597	5.43%
Mortgage-backed securities	3,649,588	38,902	4.23	1,882,688	18,337	3.86
Cash & Investments	1,443,462	17,290	4.75	2,855,030	37,941	5.27
FHLB stock	104,133	2,097	7.99	106,062	2,242	8.39
Total interest-earning assets	25,116,538	322,495	5.09%	25,798,443	345,117	5.31%
Other assets	1,735,851			1,706,133
Total assets	$26,852,389			$27,504,576

Liabilities and Equity
Interest-bearing customer accounts	$18,676,059	$136,214	2.89%	$18,743,048	$162,150	3.43%
Borrowings	2,174,736	15,171	2.77	2,899,012	27,536	3.77
Total interest-bearing liabilities	20,850,795	151,385	2.88%	21,642,060	189,686	3.48%
Noninterest-bearing customer accounts	2,636,122			2,523,510
Other liabilities	331,539			323,809
Total liabilities	23,818,456			24,489,379
Shareholders' equity	3,033,933			3,015,197
Total liabilities and equity	$26,852,389			$27,504,576
Net interest income/interest rate spread		$171,110	2.21%		$155,431	1.83%
Net interest margin (NIM)			2.70%			2.39%

As of December 31, 2025, total assets had increased by $586,045,000 to $27,285,744,000 from $26,699,699,000 at September 30, 2025 primarily due to the purchase of investments during the period. During the three months ended December 31, 2025, loans receivable decreased $240,462,000, investment and mortgage-backed securities increased by $728,076,000, and FHLB stock increased by $30,150,000 while cash and cash equivalents increased by $77,605,000, in each case as compared to September 30, 2025.
Management believes the Company's cash and cash equivalents of $734,915,000 and shareholders’ equity of $3,029,407,000 as of December 31, 2025 will provide flexibility in managing the Company's interest rate risk going forward.

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
The Bank has a credit line with the Federal Home Loan Bank of Des Moines ("FHLB - DM") of up to 45% of total assets depending on specific collateral eligibility. This line provides the Bank a substantial source of additional liquidity. The Bank has entered into borrowing agreements with the FHLB - DM to borrow funds under a short-term floating rate cash management

WAFD, INC. AND SUBSIDIARIES
advance program and fixed-rate term loan agreements. All borrowings are secured by stock of the FHLB - DM, deposits with the FHLB - DM, and a blanket pledge of qualifying loans receivable. The Bank also has a credit line with the Federal Home Loan Bank of San Francisco ("FHLB - SF") in support of Luther Burbank Corporation ("LBC") borrowings from the FHLB - SF as a result of the merger with LBC effective March 1, 2024, but the Bank is unable to take down new advances against this line. The FHLB - SF credit line is secured by a line-item pledge of mortgage backed securities.
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
Customer account balances have decreased by $20,666,000, or 0.1%, to $21,416,970,000 at December 31, 2025 compared with $21,437,636,000 at September 30, 2025. Total borrowings were $2,436,532,000 as of December 31, 2025, an increase from $1,765,604,000 at September 30, 2025, which funded the securities purchases during the quarter.
The Company's cash and cash equivalents totaled $734,915,000 at December 31, 2025, an increase from $657,310,000 at September 30, 2025. This increase is the result of normal transactions and activities.
The Company’s shareholders' equity at December 31, 2025 was $3,029,407,000, or 11.10% of total assets. This is a decrease of $10,168,000 from September 30, 2025 when shareholders' equity was $3,039,575,000, or 11.38% of total assets. The Company’s shareholders' equity was impacted in the three months ended December 31, 2025 by net income of $64,196,000, the payment of $20,362,000 in common stock dividends, the payment of $3,656,000 in preferred stock dividends, treasury stock purchases of $58,017,000, as well as an increase in other comprehensive income of $4,954,000. The tier 1 leverage ratio at December 31, 2025 was 9.44%. Management believes the Company's strong equity position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

WAFD, INC. AND SUBSIDIARIES
As of December 31, 2025 and September 30, 2025, the Company and the Bank met all capital adequacy requirements to which they are subject, and the Bank's regulators categorized it as well capitalized under the regulatory framework for prompt corrective action.

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

December 31, 2025
Common Equity Tier I risk-based capital ratio:
The Company	$2,190,763	11.69%	4.50%	NA
The Bank	2,516,845	13.44%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	2,490,763	13.29%	6.00%	NA
The Bank	2,516,845	13.44%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,758,458	14.72%	8.00%	NA
The Bank	2,732,661	14.60%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	2,490,763	9.44%	4.00%	NA
The Bank	2,516,845	9.55%	4.00%	5.00%

September 30, 2025
Common Equity Tier 1 risk-based capital ratio:
The Company	$2,202,901	11.77%	4.50%	NA
The Bank	2,506,271	13.40%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	2,502,901	13.37%	6.00%	NA
The Bank	2,506,271	13.40%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,770,166	14.80%	8.00%	NA
The Bank	2,721,890	14.55%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	2,502,901	9.59%	4.00%	NA
The Bank	2,506,271	9.61%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents - Cash and cash equivalents were $734,915,000 at December 31, 2025, an increase of $77,605,000, or 11.8%, since September 30, 2025. This increase was the result of normal transactions and activities.

Available-for-sale and held-to-maturity investment securities - AFS securities increased $609,084,000, or 17.2%, during the three months ended December 31, 2025, a result of securities purchases of $724,749,000 combined with unrealized gains during the period of $9,924,000, offset by a reclassification of loss into earnings from AFS securities hedging derivatives of $2,094,000 and principal repayments and maturities of $128,421,000. During the same period, the balance of HTM securities increased by $118,992,000 due to purchases of $141,283,000, offset by principal pay-downs and maturities of $22,428,000. As of December 31, 2025, the Company had a total net unrealized gain on AFS securities of $667,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

WAFD, INC. AND SUBSIDIARIES
Substantially all of the Company’s HTM and AFS debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit or implicit guarantee of the U.S. government and have a long history of zero credit loss. The Company did not record an allowance for credit losses for HTM securities as of December 31, 2025 or September 30, 2025 as the investment portfolio consists primarily of U.S. government agency mortgage-backed securities that management deems to have immaterial risk of loss. The impact going forward will depend on the composition, characteristics, and credit quality of the securities portfolios as well as the economic conditions at future reporting periods. The Company does not believe that any of its AFS debt securities had credit loss impairment as of December 31, 2025 or September 30, 2025, therefore, no allowance was recorded.

Loans receivable - Loans receivable, net of related contra accounts, decreased by $240,462,000 to $19,848,156,000 at December 31, 2025, compared to $20,088,618,000 at September 30, 2025. The decrease was primarily loan principal repayments of $1,343,635,000 outpacing originations of $1,118,549,000 and decreases in loans-in-process of $9,627,000. Commercial loan originations accounted for 94% of total originations and consumer loan originations were 6% for the quarter. The Company continues to focus on commercial lending, coupled with growing economies in all major markets in which we operate.
The following table shows the loan portfolio by category and the change from prior fiscal year end.

	December 31, 2025		September 30, 2025		Change
	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$4,698,342	22.4%	$4,718,480	22.2%	$(20,138)	(0.4)%
Commercial real estate	3,561,865	16.9	3,604,600	16.9	(42,735)	(1.2)
Commercial & industrial	2,530,666	12.0	2,392,685	11.3	137,981	5.8
Construction	1,742,158	8.3	1,756,890	8.3	(14,732)	(0.8)
Land - acquisition & development	177,768	0.8	179,099	0.8	(1,331)	(0.7)
Total commercial loans	12,710,799	60.4	12,651,754	59.5	59,045	0.5
Consumer loans
Single-family residential	7,823,718	37.2	8,053,771	37.8	(230,053)	(2.9)
Construction - custom	105,576	0.5	150,237	0.7	(44,661)	(29.7)
Land - consumer lot loans	83,046	0.4	89,298	0.4	(6,252)	(7.0)
HELOC	261,240	1.2	267,871	1.3	(6,631)	(2.5)
Consumer	52,701	0.3	61,461	0.3	(8,760)	(14.3)
Total consumer loans	8,326,281	39.6	8,622,638	40.5	(296,357)	(3.4)
Total gross loans	21,037,080	100%	21,274,392	100%	(237,312)	(1.1)
Less:
Allowance for credit losses on loans	199,539		199,720		(181)	(0.1)
Loans in process	783,233		773,606		9,627	1.2
Net deferred fees, costs and discounts	206,152		212,448		(6,296)	(3.0)
Total loan contra accounts	1,188,924		1,185,774		3,150	0.3
Net loans	$19,848,156		$20,088,618		$(240,462)	(1.2)%

WAFD, INC. AND SUBSIDIARIES

The following tables provide information regarding loans receivable by loan class and geography.

December 31, 2025	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	(In thousands)
Washington	$455,204	$527,449	$876,724	$195,241	$34,800	$3,170,064	$28,228	$44,260	$16,489	$134,828	$5,483,287
California	1,013,874	232,827	151,210	11,026	—	1,361,741	—	—	8,082	569	2,779,329
Oregon	729,671	386,722	235,184	105,298	27,455	856,189	7,079	9,916	244	35,501	2,393,259
Arizona	651,199	514,303	113,740	141,668	7,529	739,839	10,179	14,404	5,175	32,400	2,230,436
Utah	654,825	337,267	138,869	98,174	48,095	564,504	4,963	1,167	15,199	12,431	1,875,494
Texas	519,534	744,907	617,939	290,054	8,621	138,063	—	85	6	4,770	2,323,979
New Mexico	205,214	294,643	22,757	58,174	3,562	201,310	2,501	2,213	500	9,559	800,433
Idaho	179,712	161,794	44,358	86,661	11,057	376,730	2,510	6,198	42	20,592	889,654
Nevada	168,422	176,783	142,947	6,381	5,429	290,712	2,911	4,247	2,022	10,840	810,694
Other	39,430	170,931	180,758	51,233	—	10,790	—	—	5,016	2,972	461,130
	$4,617,085	$3,547,626	$2,524,486	$1,043,910	$146,548	$7,709,942	$58,371	$82,490	$52,775	$264,462	$20,047,695

Percentage by geographic area
December 31, 2025	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	As % of total gross loans
Washington	2.3%	2.6%	4.4%	1.0%	0.2%	15.7%	0.2%	0.2%	0.2%	0.7%	27.5%
California	5.1	1.2	0.8	0.1	—	6.8	—	—	—	—	14.0
Oregon	3.6	1.9	1.2	0.5	0.2	4.3	.	—	—	0.1	11.8
Arizona	3.2	2.6	0.6	0.7	—	3.7	0.1	0.2	—	0.2	11.3
Utah	3.3	1.7	0.7	0.5	0.2	2.8	—	—	0.1	0.1	9.4
Texas	2.6	3.7	3.1	1.4	—	0.7	—	—	—	—	11.5
New Mexico	1.0	1.5	0.1	0.3	—	1.0	—	—	—	—	3.9
Idaho	0.9	0.8	0.2	0.4	0.1	1.9	—	—	—	0.1	4.4
Nevada	0.8	0.9	0.7	—	—	1.5	—	—	—	0.1	4.0
Other	0.2	0.8	0.8	0.3	—	0.1	—	—	—	—	2.2
	23.0%	17.7%	12.6%	5.2%	0.7%	38.5%	0.3%	0.4%	0.3%	1.3%	100%

Percentage by geographic area as a % of each loan type
December 31, 2025	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC
	As % of total gross loans
Washington	9.9%	14.8%	34.7%	18.7%	23.7%	41.1%	48.4%	53.7%	31.2%	51.0%
California	22.0	6.6	6.0	1.1	—	17.7	—	—	15.3	0.2
Oregon	15.8	10.9	9.2	10.1	18.9	11.1	12.1	12.0	0.5	13.4
Arizona	14.1	14.5	4.5	13.6	5.1	9.7	17.4	17.5	9.8	12.3
Utah	14.2	9.5	5.5	9.4	32.8	7.3	8.5	1.4	28.8	4.7
Texas	11.3	21.0	24.5	27.8	5.9	1.8	—	0.1	—	1.8
New Mexico	4.4	8.3	0.9	5.6	2.4	2.6	4.3	2.7	1.0	3.6
Idaho	3.9	4.6	1.8	8.3	7.5	4.9	4.3	7.5	0.1	7.8
Nevada	3.6	5.0	5.7	0.6	3.7	3.8	5.0	5.1	3.8	4.1
Other	0.8	4.8	7.2	4.9	—	0.1	—	—	9.5	1.1
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

WAFD, INC. AND SUBSIDIARIES

The following table shows the geographic distribution by state of the loan portfolio and the change from the prior fiscal year end.

	December 31, 2025	September 30, 2025	Change
Washington	27.5%	27.6%	(0.1)
California	14.0	14.0	—
Oregon	11.8	12.2	(0.4)
Arizona	11.3	11.3	—
Utah	9.4	9.4	—
Texas	11.5	11.4	0.1
New Mexico	3.9	3.9	—
Idaho	4.4	4.5	(0.1)
Nevada	4.0	4.0	—
Other[1]	2.2	1.7	0.5
	100%	100%
[1]Includes loans from outside of our nine state footprint.

Non-performing assets - Non-performing assets increased $60,374,000 during the three months ended December 31, 2025 to $203,396,000 from $143,022,000 at September 30, 2025. The change is due to a $62,720,000 increase in non-accrual loans offset by a $2,346,000 decrease in real estate owned. The increase in non-accrual loans is primarily the result of two commercial relationships over 90 days past due. Although appropriately non-accrual based on policy, it was determined no charge-offs were needed for these credits as a result of collateral sufficiency. Management is actively collaborating with the borrowers. Non-performing assets as a percentage of total assets was 0.75% at December 31, 2025 compared to 0.54% at September 30, 2025.

The following table sets forth information regarding non-performing assets.

	December 31, 2025		September 30, 2025
	($ in thousands)
Non-accrual loans:
Multi - family	$31,710	16.6%	$19,121	14.9%
Commercial real estate	68,501	35.8	69,972	54.4
Commercial & industrial	58,180	30.4	11,047	8.6
Construction	3,400	1.8	3,400	2.6
Land - acquisition & development	—	—	—	—
Single-family residential	26,579	13.9	23,741	18.5
Construction - custom	2,054	1.1	760	0.6
Land - consumer lot loans	270	0.1	23	—
HELOC	481	0.3	412	0.3
Consumer	173	0.1	152	0.1
Total non-accrual loans	191,348	100%	128,628	100%
Real estate owned	8,738		11,084
Other property owned	3,310		3,310
Total non-performing assets	$203,396		$143,022
Total non-performing assets as a percentage of total assets	0.75%		0.54%

WAFD, INC. AND SUBSIDIARIES

The Company would have recognized interest income of $2,124,000 for the same period had non-accrual loans performed according to their original contract terms. In addition to the non-accrual loans reflected in the above table, the Company had $392,220,000 of loans that were less than 90 days delinquent at December 31, 2025 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs as a percent of total assets would have increased to 2.18% at December 31, 2025. For the three months ended December 31, 2025, the Company recognized $540,000 in interest income on cash payments received from borrowers on non-accrual loans.

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

	December 31, 2025		September 30, 2025		Change
Allowance for credit losses:	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$25,843	13.0%	25,953	13.0%	$(110)	(0.4)%
Commercial real estate	42,105	21.1	41,988	21.0	117	0.3
Commercial & industrial	62,102	31.0	59,163	29.6	2,939	5.0
Construction	18,475	9.3	18,136	9.1	339	1.9
Land - acquisition & development	7,222	3.7	6,894	3.5	328	4.8
Total commercial loans	155,747	78.2	152,134	76.2	3,613	2.4
Consumer loans
Single-family residential	35,847	18.0	38,880	19.5	(3,033)	(7.8)
Construction - custom	455	0.1	610	0.3	(155)	(25.4)
Land - consumer lot loans	1,957	1.0	2,104	1.1	(147)	(7.0)
HELOC	2,951	1.6	3,069	1.5	(118)	(3.8)
Consumer	2,582	1.3	2,923	1.5	(341)	(11.7)
Total consumer loans	43,792	21.8	47,586	23.8	(3,794)	(8.0)
Total allowance for loan losses	199,539	100.0%	199,720	100.0%	(181)	(0.1)
Reserve for unfunded commitments	21,500		21,500		—	—
Total allowance for credit losses	$221,039		$221,220		$(181)	(0.1)%

Management believes the allowance for credit losses of $221,039,000, or 1.05% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E and Note I for further details of the allowance for loan losses and reserve for unfunded commitments as of and for the periods ended December 31, 2025 and September 30, 2025.

WAFD, INC. AND SUBSIDIARIES
Real estate owned ("REO") - REO decreased during the three months ended December 31, 2025 by $2,346,000 to $8,738,000. The decrease was due to the sale of former branch properties.

Intangible assets - Intangible assets increased to $443,085,000 as of December 31, 2025 from $442,093,000 as of September 30, 2025 as the result of small acquisitions made by the Company's insurance subsidiary. This was offset by normal amortization.

Customer accounts - Customer accounts decreased $20,666,000, or 0.1%, to $21,416,970,000 at December 31, 2025 compared with $21,437,636,000 at September 30, 2025. Transaction accounts increased by $559,442,000 or 4.5% during that period, while time deposits decreased $580,108,000, or 6.4%, consistent with our strategy to shift away from time deposits in favor of transaction accounts.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	December 31, 2025			September 30, 2025
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$2,692,680	12.6%	—%	$2,567,539	12.0%	—%
Interest checking	5,187,008	24.1	2.36	4,865,808	22.7	2.55
Savings	722,188	3.6	0.25	701,558	3.3	0.22
Money market	4,264,098	19.8	1.99	4,171,627	19.4	2.14
Time deposits	8,550,996	39.9	3.60	9,131,104	42.6	3.74
Total	$21,416,970	100%	2.42%	$21,437,636	100%	2.60%

Borrowings - Borrowings were $2,436,532,000 as of December 31, 2025, an increase from $1,765,604,000 as of September 30, 2025. The increase was utilized to support asset growth. The weighted average effective rate for borrowings was 2.74% as of December 31, 2025 and 2.50% at September 30, 2025.

Shareholders' equity - The Company’s shareholders' equity at December 31, 2025 was $3,029,407,000, or 11.10% of total assets. This is a decrease of $10,168,000 from September 30, 2025 when shareholders' equity was $3,039,575,000, or 11.38% of total assets. The Company’s shareholders' equity was impacted in the three months ended December 31, 2025 by net income of $64,196,000, the payment of $20,362,000 in common stock dividends, payment of $3,656,000 in preferred stock dividends, treasury stock purchases of $58,017,000, as well as changes in other comprehensive income of $4,954,000.

RESULTS OF OPERATIONS

Net Income - The Company recorded net income of $64,196,000 for the three months ended December 31, 2025 compared to $47,267,000 for the prior year quarter. All driving factors are described below.
Net Interest Income - For the three months ended December 31, 2025, net interest income was $171,111,000, which is an increase of $15,680,000 from the same quarter of the prior year. Net interest margin increased to 2.70% for the quarter ended December 31, 2025 compared to 2.39% for the quarter ended December 31, 2024. The increase in net interest income is largely due to decreased rates on interest-bearing liabilities partially offset by the decrease in average interest-earning assets. The rate paid on interest-bearing liabilities decreased by 60 basis points while the rate earned on interest-earning assets fell by 22 basis points. Average interest-earning assets decreased by $681,905,000 compared to a decrease of $791,265,000 in average interest-bearing liabilities, which resulted in lower yields. The effect was driven by the reduction in the loans balance and was magnified by interest adjustments on non-accrual loans.

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

WAFD, INC. AND SUBSIDIARIES
Rate / Volume Analysis:

	Comparison of Three Months Ended 12/31/2025 and 12/31/2024
($ in thousands)	Volume	Rate	Total
Interest income:
Loans receivable	$(13,706)	$(8,684)	$(22,390)
Mortgage-backed securities	18,664	1,901	20,565
Investments (1)	(17,936)	(2,860)	(20,796)
All interest-earning assets	(12,978)	(9,643)	(22,621)
Interest expense:
Customer accounts	(575)	(25,361)	(25,936)
Borrowings	(5,971)	(6,394)	(12,365)
All interest-bearing liabilities	(6,546)	(31,755)	(38,301)
Change in net interest income	$(6,432)	$22,112	$15,680
___________________
(1)Includes interest on cash equivalents and dividends on FHLB stock.
Provision for Credit Losses - The Company recorded $3,500,000 provision for credit losses for the three months ended December 31, 2025, compared with no provision for credit losses for the three months ended December 31, 2024. The provision recorded in the three months ended December 31, 2025 was the net result of a decreased loan receivable balance, mixed credit metrics, including the increasing trends in negative migration of criticized and nonperforming loans, and charge-offs taken during the quarter. This provision increased the reserve to 1.05% of gross loans compared with 1.00% at December 31, 2024.

Non-Interest Income - The results for the three months ended December 31, 2025 included total non-interest income of $20,255,000 compared to $15,702,000 for the same period one year ago, a $4,553,000 increase. The increase was primarily due to a $3,200,000 gain recorded on the sale of former branch property combined with increased deposit fee income.

Non-Interest Expense - Non-interest expense was $105,721,000 for the three months ended December 31, 2025, a decrease of $5,590,000 from $111,311,000 for the prior year quarter, largely a result of restructuring costs recognized in the quarter ended December 31, 2024. Non-interest expense for the three months ended December 31, 2025 and December 31, 2024 equaled 1.57% and 1.62%, respectively, of average assets.

Gain (Loss) on Real Estate Owned - Results for the three months ended December 31, 2025 include a net gain on REO of $156,000, compared to a net gain of $429,000 for the prior year quarter.

Income Tax Expense - Income tax expense totaled $18,105,000 for the three months ended December 31, 2025, compared to $12,984,000 for the prior year quarter. The effective tax rate was 22.00% and 21.55% for the three months ended December 31, 2025 and December 31, 2024, respectively. The Company’s effective tax rate varies from the statutory rate mainly due to state taxes, tax-exempt income, tax-credit investments, miscellaneous non-deductible expenses and discrete tax adjustments for prior periods.

On July 4, 2025, the One Big Beautiful Bill Act, officially designated as H.R. 1, was enacted into law. This legislation includes significant changes to federal tax law and other regulatory provisions. Key provisions include the permanent extension of several business tax benefits originally introduced under the 2017 Tax Cuts and Jobs Act. The Company has evaluated the provisions of the new law and believes it will generally have no material impact on our financial position, results of operations and cash flows.

We account for our portfolio of LIHTC investments under the proportional amortization method. The tax benefits from pass-through tax credits and losses from our LIHTC investments are included in our estimate of income tax liability for the year, and therefore reflected in the Income Tax Expense line of the statement of operations. We currently estimate that the total amount of tax benefits from our LIHTC investment portfolio that will be recognized during this fiscal year is about $20.0 million.

WAFD, INC. AND SUBSIDIARIES
The amortization of LIHTC investments is a component of our income tax expense and therefore also reflected in the Income Tax Expense line. We expect the total amount of amortization expense that will be recognized during this fiscal year is about $15.9 million.

Item 3.                Quantitative and Qualitative Disclosures About Market Risk
Management believes that there have been no material changes in the Company’s quantitative and qualitative information about market risk since September 30, 2025, as described in the Company's 2025 10-K. For a complete discussion of the Company’s quantitative and qualitative market risk, see "Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company’s 2025 10-K.

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

Item 1A. Risk Factors

In addition to the information set forth in this report, you should carefully consider the factors discussed under "Part I--Item 1A--Risk Factors" in the Company's 2025 10-K. These factors could materially and adversely affect the Company's business, financial condition, liquidity, results of operations and capital position, and could cause its actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report.

There have been no material changes in the Company's risk factors from those disclosed in the Company's 2025 10-K with the exception of the items listed below. The following risk factor from the September 30, 2025 10-K has been modified, as shown below, given the Company received an upgrade to the overall CRA rating to "Satisfactory" on January 16th, 2026 as a result of our successful appeal.

A “Needs to Improve” rating under the Community Reinvestment Act (“CRA”) may impact our reputation, restrict our operations and limit our ability to pursue certain strategic opportunities.

On December 27, 2024, the Bank received an overall CRA rating from the FDIC of “Needs to Improve” for the period covering June 3, 2020 to March 26, 2024. Based on its performance on the individual components of the CRA tests, the Bank received a “High Satisfactory” rating on both the Investment Test and the Service Test and a “Needs to Improve” rating on the Lending Test, which resulted in the overall “Needs to Improve” rating. The Bank disagreed with the overall CRA rating and appealed. On January 16, 2026, the Supervision Appeals Review committee ("SARC") of the FDIC issued a decision granting the Bank's appeal and elevated the Bank's rating on the CRA Lending Test from "Needs to Improve" to "Low Satisfactory" and upgraded the Bank's overall CRA rating to "Satisfactory."

We anticipate that our next CRA exam will occur sometime in 2027. If the Bank were to again receive a “Needs to Improve” rating, it could result in restrictions on certain expansionary activity, including mergers and acquisitions and the establishment and relocation of bank branches, result in a loss of expedited processing of applications to undertake certain activities have an impact on our relationships with certain states, counties, municipalities or other public agencies to the extent applicable law, regulation or policy limits, restricts or influences whether such entity may do business with a company that has a below “Satisfactory” rating. In addition, a "Needs to Improve" rating could also negatively affect our reputation, business, financial condition and results of operations.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended December 31, 2025.

Period	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2025 to October 31, 2025	1,248,361	$29.43	1,248,104	6,914,550
November 1, 2025 to November 30, 2025	699,162	30.31	658,414	6,256,136
December 1, 2025 to December 31, 2025	2,490	33.24	—	6,256,136
Total	1,950,013	$29.75	1,906,518	6,256,136

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

Item 3.                Defaults Upon Senior Securities
Not applicable

Item 4.                Mine Safety Disclosures
Not applicable

Item 5.                Other Information
Rule 10b5-1 Plan and Non-Rule 10b5-1 Trading Arrangement Adoptions, Terminations, and Modifications - During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

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

February 4, 2026	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL Vice Chair, President & Chief Executive Officer
(Principal Executive Officer)

February 4, 2026	/S/ KELLI J. HOLZ
KELLI J. HOLZ Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

February 4, 2026	/S/ BLAYNE A. SANDEN
BLAYNE A. SANDEN Senior Vice President and Principal Accounting Officer
(Principal Accounting Officer)