Form 10-Q
period 2026-03-31
WAFD INC
filed 2026-05-05
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

The registrant had outstanding 73,888,480 shares of common stock as of April 30, 2026.

WAFD, INC. AND SUBSIDIARIES

PART I – Financial Information
Item 1. Financial Statements
WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	March 31, 2026	September 30, 2025
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$669,799	$657,310
Available-for-sale securities, at fair value	4,352,258	3,533,201
Held-to-maturity securities, at amortized cost	745,727	645,802
Loans receivable, net of allowance for loan losses of $201,950 and $199,720	19,966,983	20,088,618
Interest receivable	98,856	98,589
Premises and equipment, net	294,033	261,271
Real estate owned	8,125	11,084
FHLB stock	146,351	88,068
Bank owned life insurance	279,097	275,159
Intangible assets, including goodwill of $418,447 and $414,722	445,511	442,093
Federal and state income tax assets	106,063	112,784
Other assets	455,982	485,720
	$27,568,785	$26,699,699
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$12,746,921	$12,306,532
Time deposit accounts	8,377,230	9,131,104
	21,124,151	21,437,636
Borrowings	3,062,441	1,765,604
Junior subordinated debentures	52,107	51,645
Advance payments by borrowers for taxes and insurance	45,356	59,845
Federal and state income tax liabilities	470	—
Accrued expenses and other liabilities	302,977	345,394
	24,587,502	23,660,124
Commitments and contingencies (see Note I)
Shareholders’ equity
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 300,000 and 300,000 shares issued; 300,000 and 300,000 shares outstanding	300,000	300,000
Common stock, $1.00 par value, 300,000,000 shares authorized; 154,758,612 and 154,408,001 shares issued; 73,855,919 and 78,186,520 shares outstanding	154,759	154,408
Additional paid-in capital	2,169,653	2,163,276
Accumulated other comprehensive income (loss), net of taxes	55,085	56,950
Treasury stock, at cost; 80,902,693 and 76,221,481 shares	(1,885,828)	(1,740,761)
Retained earnings	2,187,614	2,105,702
	2,981,283	3,039,575
	$27,568,785	$26,699,699
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
	(In thousands, except share data)		(In thousands, except share data)
INTEREST INCOME
Loans receivable	$262,148	$282,077	$526,355	$568,674
Mortgage-backed securities	44,341	23,926	83,243	42,263
Investment securities and cash equivalents	18,245	30,081	37,632	70,264
	324,734	336,084	647,230	681,201
INTEREST EXPENSE
Customer accounts	125,999	151,948	262,213	314,098
Borrowings and junior subordinated debentures	21,165	23,226	36,336	50,762
	147,164	175,174	298,549	364,860
Net interest income	177,570	160,910	348,681	316,341
Provision for credit losses	4,000	2,750	7,500	2,750
Net interest income after provision	173,570	158,160	341,181	313,591

NON-INTEREST INCOME
Gain on sale of investment securities	—	—	—	20
Gain on termination of hedging derivatives	426	65	450	70
Loan fee income	2,216	1,812	3,570	3,157
Deposit fee income	7,674	7,057	15,532	14,103
Other income	9,497	9,947	20,516	17,233
Total non-interest income	19,813	18,881	40,068	34,583

NON-INTEREST EXPENSE
Compensation and benefits	57,120	52,710	111,310	112,637
Occupancy	11,711	11,499	22,881	22,287
FDIC insurance premiums	5,050	5,800	10,450	10,650
Product delivery	7,110	6,907	13,684	12,692
Information technology	15,919	14,481	30,303	28,673
Other expense	12,947	13,435	26,950	29,204
Total non-interest expense	109,857	104,832	215,578	216,143
Gain (loss) on real estate owned, net	280	(199)	436	230
Income before income taxes	83,806	72,010	166,107	132,261
Income tax expense	18,258	15,758	36,363	28,742
Net income	65,548	56,252	129,744	103,519
Dividends on preferred stock	3,656	3,656	7,312	7,312
Net income available to common shareholders	$61,892	$52,596	$122,432	$96,207

PER SHARE DATA
Basic earnings per common share	$0.82	$0.65	$1.61	$1.19
Diluted earnings per common share	0.82	0.65	1.60	1.18
Dividends paid on common stock per share	0.27	0.27	0.54	0.53
Basic weighted average shares outstanding	75,487,399	81,061,206	76,236,709	81,178,997
Diluted weighted average shares outstanding	75,574,228	81,105,536	76,315,090	81,278,102
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net income	$65,548	$56,252
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $4,126 and $(5,795)	(13,357)	18,760
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $0 and $0	—	—
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	(13,357)	18,760

Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $(864) and $4,312	2,798	(13,958)
Reclassification adjustment of net (gain) loss included in net income during the period from mortgage backed securities fair value hedges, net of tax of $(1,155) and $2,085	3,740	(6,751)
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	6,538	(20,709)

Other comprehensive income (loss)	(6,819)	(1,949)
Comprehensive income	$58,729	$54,303

	Six Months Ended March 31,
	2026	2025
	(In thousands)
Net income	$129,744	$103,519
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $1,784 and $(2)	(5,775)	6
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $5 and $76	(15)	(246)
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	(5,790)	(240)

Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $437 and $(785)	(1,415)	2,540
Reclassification adjustment of net (gain) loss included in net income during the period from hedging derivatives, net of tax of $(1,649) and $2,084	5,340	(6,747)
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	3,925	(4,207)

Other comprehensive income (loss)	(1,865)	(4,447)
Comprehensive income	$127,879	$99,072
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2026	$300,000	$154,616	$2,165,709	$2,145,880	$61,904	$(1,798,702)	$3,029,407
Net income	—	—	—	65,548	—	—	65,548
Other comprehensive loss	—	—	—	—	(6,819)	—	(6,819)
Dividends on common stock ($0.27 per share)	—	—	—	(20,157)	—	—	(20,157)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,657)	—	—	(3,657)
Proceeds from stock issuances	—	25	701	—	—	—	726
Stock-based compensation expense	—	118	3,243	—	—	81	3,442
Treasury stock purchased	—	—	—	—	—	(87,207)	(87,207)
Balance at March 31, 2026	$300,000	$154,759	$2,169,653	$2,187,614	$55,085	$(1,885,828)	$2,981,283

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2025	$300,000	$154,248	$2,154,929	$2,001,586	$53,353	$(1,642,480)	$3,021,636
Net income	—	—	—	56,252	—	—	56,252
Other comprehensive income	—	—	—	—	(1,949)	—	(1,949)
Dividends on common stock ($0.27 per share)	—	—	—	(21,619)	—	—	(21,619)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Proceeds from stock issuances	—	26	692	—	—	—	718
Stock-based compensation expense	—	81	2,416	—	—	82	2,579
Treasury stock purchased	—	—	—	—	—	(21,341)	(21,341)
Balance at March 31, 2025	$300,000	$154,355	$2,158,037	$2,032,563	$51,404	$(1,663,739)	$3,032,620

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2025	$300,000	$154,408	$2,163,276	$2,105,702	$56,950	$(1,740,761)	$3,039,575
Net income	—	—	—	129,744	—	—	129,744
Other comprehensive loss	—	—	—	—	(1,865)	—	(1,865)
Dividends on common stock ($0.54 per share)	—	—	—	(40,519)	—	—	(40,519)
Dividends on preferred stock ($24.3750 per share)	—	—	—	(7,313)	—	—	(7,313)
Proceeds from stock issuances	—	49	1,349	—	—	—	1,398
Stock-based compensation expense	—	302	5,028	—	—	157	5,487
Treasury stock purchased	—	—	—	—	—	(145,224)	(145,224)
Balance at March 31, 2026	$300,000	$154,759	$2,169,653	$2,187,614	$55,085	$(1,885,828)	$2,981,283

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2024	$300,000	$154,007	$2,150,675	$1,978,898	$55,851	$(1,639,131)	$3,000,300
Net income	—	—	—	103,519	—	—	103,519
Other comprehensive income	—	—	—	—	(4,447)	—	(4,447)
Dividends on common stock ($0.53 per share)	—	—	—	(42,541)	—	—	(42,541)
Dividends on preferred stock ($24.3750 per share)	—	—	—	(7,313)	—	—	(7,313)
Proceeds from stock issuances	—	115	3,308	—	—	—	3,423
Stock-based compensation expense	—	233	4,054	—	—	143	4,430
Treasury stock purchased	—	—	—	—	—	(24,751)	(24,751)
Balance at March 31, 2025	$300,000	$154,355	$2,158,037	$2,032,563	$51,404	$(1,663,739)	$3,032,620

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2026	2025
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$129,744	$103,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	7,022	24,479
Stock-based compensation expense	5,487	4,430
Provision (release) for credit losses	7,500	2,750
Loss (gain) on sale of investment securities	—	(20)
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(3,865)	(601)
Impairment loss on premises and equipment	—	35
Decrease (increase) in accrued interest receivable	(267)	1,049
Decrease (increase) in federal and state income tax receivable	7,297	(2,118)
Decrease (increase) in cash surrender value of bank owned life insurance	(3,938)	(3,688)
Decrease (increase) in other assets	44,870	(12,713)
Increase (decrease) in federal and state income tax liabilities	470	—
Increase (decrease) in accrued expenses and other liabilities	(54,462)	4,443
Net cash provided by (used in) operating activities	139,858	121,565
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	105,155	117,160
Loans purchased	(10,198)	(137,564)
FHLB stock purchased	(362,781)	(242,203)
FHLB stock redeemed	304,498	203,857
Available-for-sale securities purchased	(1,067,724)	(809,552)
Principal payments and maturities of available-for-sale securities	247,515	239,903
Proceeds from sales of available-for-sale securities	—	797
Held-to-maturity securities purchased	(141,063)	(114,182)
Principal payments and maturities of held-to-maturity securities	41,409	24,619
Proceeds from sales of real estate owned	3,945	2,865
Equity method investments purchased	—	(3,575)
Net cash received (paid) in business combinations	(5,400)	(360)
Proceeds from sales of premises and equipment	3,756	1,689
Premises and equipment purchased and REO improvements	(21,851)	(12,000)
Net cash provided by (used in) investing activities	(902,739)	(728,546)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	(313,485)	53,456
Proceeds from borrowings	8,000,750	5,368,400
Repayments of borrowings	(6,705,750)	(5,876,500)
Proceeds from stock-based awards	963	2,951
Dividends paid on common stock	(40,519)	(42,541)
Dividends paid on preferred stock	(7,313)	(7,313)
Proceeds from employee stock purchases	437	472
Treasury stock purchased	(145,224)	(24,751)
Increase (decrease) in advances payments by borrowers for taxes and insurance	(14,489)	(16,834)
Net cash provided by (used in) financing activities	775,370	(542,660)
Increase (decrease) in cash and cash equivalents	12,489	(1,149,641)
Cash, cash equivalents and restricted cash at beginning of period	657,310	2,381,102
Cash, cash equivalents and restricted cash at end of period	$669,799	$1,231,461
(CONTINUED)
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31,
	2026	2025
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$20,562	$5,095
Accounts payable related to subsidiary assets and intangibles acquired	2,050	—
Non-cash financing activities
Preferred stock dividend payable	3,656	3,656
Cash paid (received) during the period for
Interest	274,913	406,332
Income tax	20,639	23,106

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

Restricted Cash Balances - The Company was not required to maintain cash reserve balances with the Federal Reserve Bank as of March 31, 2026. As of March 31, 2026 and September 30, 2025, the Company held counterparty cash collateral of $128,650,000 and $118,400,000, respectively, related to derivative contracts.

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
•Equity investments in qualified real estate funds can use the net asset value ("NAV") expedient for fair value measurement. Under this method, the NAV is determined by the fund as fair value for the investment. At March 31, 2026, equity investments held by the Company and recorded at NAV had a carrying amount of $35,420,940 and a remaining unfunded commitment of $11,169,741. These NAV based investments cannot be transferred without consent and we do not have redemption rights. Equity investments measured at NAV are not classified in the fair value hierarchy.

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below provides detail regarding the Company's intangible assets.

	Goodwill	Core Deposit and Other Intangibles	Total
	(In thousands)
Balance at September 30, 2025	$414,722	$27,371	$442,093
Additions	1,525	1,525	3,050
Amortization	—	(2,058)	(2,058)
Balance at December 31, 2025	416,247	26,838	443,085
Additions	2,200	2,200	4,400
Amortization	—	(1,974)	(1,974)
Balance at March 31, 2026	$418,447	$27,064	$445,511

The table below presents the estimated future amortization expense of other intangibles for the next five years as of March 31, 2026.

Fiscal Year	Expected Expense
(In thousands)
2026	$3,569
2027	5,892
2028	5,530
2029	5,437
2030	2,654
Thereafter	3,982
Total Intangible Assets	$27,064

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2024-03 are effective for fiscal years beginning after December 15, 2026, and for quarterly reporting beginning after December 15, 2027. Early adoption is permitted. The Company does not expect this ASU to have a material effect on our consolidated financial statements.

NOTE C – Dividends and Share Repurchases

On February 27, 2026, the Company paid a regular dividend on its common stock of $0.27 per share, which represented the 172nd consecutive quarterly cash dividend. Dividends per share were $0.27 and $0.27 for the quarters ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026, the Company repurchased 2,738,096 shares of its common stock at an average per share price of $31.85. For the six months ended March 31, 2026, the Company repurchased 4,688,109 shares of its common stock at an average per share price of $30.98. Purchases were made both under the Company's Board of Directors (“Board”) approved publicly announced stock repurchase program, and outside the repurchase program, primarily consisting of the forfeiture and cancellation of shares upon vesting of restricted stock awards to pay required tax withholding obligations, and shares underlying stock options surrendered in payment of the exercise price and to pay required tax withholding obligations. In February 2026, the Board increased the number of shares authorized under the program to 10 million shares. As of March 31, 2026, there are 7,992,669 remaining shares authorized to be repurchased under the current Board approved stock repurchase program.

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	March 31, 2026		September 30, 2025
Gross loans by category	(In thousands)		(In thousands)
Commercial loans
Multi-family	$4,750,092	22.2%	$4,718,480	22.2%
Commercial real estate	3,670,285	17.1	3,604,600	16.9
Commercial & industrial	2,798,568	13.1	2,392,685	11.3
Construction	1,955,180	9.1	1,756,890	8.3
Land - acquisition & development	197,044	0.9	179,099	0.8
Total commercial loans	13,371,169	62.4	12,651,754	59.5
Consumer loans
Single-family residential	7,618,273	35.5	8,053,771	37.8
Construction - custom	69,520	0.3	150,237	0.7
Land - consumer lot loans	77,275	0.4	89,298	0.4
HELOC	252,319	1.2	267,871	1.3
Consumer	54,649	0.2	61,461	0.3
Total consumer loans	8,072,036	37.6	8,622,638	40.5
Total gross loans	21,443,205	100%	21,274,392	100%
Less:
Allowance for credit losses on loans	201,950		199,720
Loans in process	1,063,129		773,606
Net deferred fees, costs and discounts	211,143		212,448
Total loan contra accounts	1,476,222		1,185,774
Net loans	$19,966,983		$20,088,618

Accrued interest receivable ("AIR") is excluded from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of March 31, 2026 and September 30, 2025, AIR for loans totaled $82,142,000 and $85,444,000, respectively, and is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.

As of March 31, 2026, loans in the amount of $13,440,000,000 were pledged to secure borrowings and available lines of credit. None of the agencies to which we have pledged loans have the right to sell or re-pledge them.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table sets forth the amortized cost basis of non-accrual loans and loans 90 days or more past due and accruing.

	March 31, 2026			September 30, 2025
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing
Commercial loans
Multi-family	$34,385	$—	$—	$19,121	$—	$—
Commercial real estate	4,682	—	—	69,972	—	—
Commercial & industrial	54,728	—	—	11,047	—	—
Construction	—	—	—	3,400	—	—
Total commercial loans	93,795	—	—	103,540	—	—
Consumer loans
Single-family residential	28,188	—	—	23,741	—	—
Construction - custom	760	—	—	760	—	—
Land - consumer lot loans	325	—	—	23	—	—
HELOC	593	—	—	412	—	—
Consumer	198	—	—	152	—	—
Total consumer loans	30,064	—	—	25,088	—	—
Total non-accrual loans	$123,859	$—	$—	$128,628	$—	$—
% of total loans	0.61%			0.63%

The Company recognized interest income on non-accrual loans of approximately $844,000 in the six months ended March 31, 2026 as a result of the collection of past due amounts. If these loans had been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $3,916,000 for the six months ended March 31, 2026. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables provide details regarding loan delinquencies by loan portfolio and class.

March 31, 2026		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90+	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$4,672,599	$4,624,446	$14,195	$2,973	$30,985	$48,153	1.03%
Commercial real estate	3,652,683	3,649,991	1,184	—	1,508	2,692	0.07
Commercial & industrial	2,791,133	2,728,894	4,369	4,072	53,798	62,239	2.23
Construction	956,957	956,957	—	—	—	—	—
Land - acquisition & development	168,566	168,566	—	—	—	—	—
Total commercial loans	12,241,938	12,128,854	19,748	7,045	86,291	113,084	0.92
Consumer Loans
Single-family residential	7,501,331	7,461,402	9,296	3,810	26,823	39,929	0.53
Construction - custom	38,867	37,975	132	—	760	892	2.30
Land - consumer lot loans	76,763	76,438	—	—	325	325	0.42
HELOC	255,352	253,457	1,089	256	550	1,895	0.74
Consumer	54,682	54,092	222	170	198	590	1.08
Total consumer loans	7,926,995	7,883,364	10,739	4,236	28,656	43,631	0.55
Total Loans	$20,168,933	$20,012,218	$30,487	$11,281	$114,947	$156,715	0.78%
Delinquency %		99.22%	0.15%	0.05%	0.58%	0.78%

September 30, 2025		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90+	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$4,631,321	$4,610,677	$—	$12,482	$8,162	$20,644	0.45%
Commercial real estate	3,588,950	3,537,909	87	912	50,042	51,041	1.42
Commercial & industrial	2,386,363	2,385,178	52	1,088	45	1,185	0.05
Construction	1,105,101	1,105,101	—	—	—	—	—
Land - acquisition & development	139,922	139,922	—	—	—	—	—
Total commercial loans	11,851,657	11,778,787	139	14,482	58,249	72,870	0.61
Consumer Loans
Single-family residential	7,936,931	7,890,843	16,639	6,176	23,273	46,088	0.58
Construction - custom	78,243	77,483	—	—	760	760	0.97
Land - consumer lot loans	88,696	88,364	249	60	23	332	0.37
HELOC	271,286	269,104	1,432	384	366	2,182	0.80
Consumer	61,525	61,172	99	102	152	353	0.57
Total consumer loans	8,436,681	8,386,966	18,419	6,722	24,574	49,715	0.59
Total Loans	$20,288,338	$20,165,753	$18,558	$21,204	$82,823	$122,585	0.60%
Delinquency %		99.40%	0.09%	0.10%	0.41%	0.60%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Loans are considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. The following table presents the amortized basis of collateral-dependent loans by loan class and collateral type as of March 31, 2026.

Loan type	Residential Real Estate	Commercial Real Estate	General Business Assets
	($ in thousands)
Commercial loans
Multi-Family	$—	$34,385	$—
Commercial Real Estate	—	4,682	—
Commercial & Industrial	—	200	54,369
Total commercial loans	—	39,267	54,369
Consumer loans
Single-Family Residential	4,133	—	—
Construction - Custom	760	—	—
Land - Consumer Lot Loans	16	—	—
HELOC	338	—	—
Consumer	—	—	—
Total consumer loans	5,247	—	—
Total Loans	$5,247	$39,267	$54,369

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

The following tables present the amortized basis of loans that were modified to borrowers experiencing financial difficulty during the three and six month period ending March 31, 2026 by loan class and modification type. Modifications during the periods presented were term extensions or payment deferrals.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2026
Loan Class	Term Extension	Payment Deferral	% of Total Loan Class Balance	Wtd. Avg. Term Extension	Deferral Amount
	( in thousands)			(in months)	( in thousands)
Multi-family	$—	$—	—%	0	$—
Commercial real estate	1,700	3,006	0.13	3	167
Commercial & industrial	877	—	0.03	9	—
Total commercial loans	2,577	3,006	0.05	5	167
Single-Family Residential	—	9,553	0.13	0	285
Total consumer loans	—	9,553	0.12	0	$285
Total Loans	$2,577	$12,559	0.07%

	Three Months Ended March 31, 2025
Loan Class	Term Extension	Payment Deferral	% of Total Loan Class Balance	Wtd. Avg. Term Extension	Deferral Amount
	( in thousands)			(in months)	( in thousands)
Multi-family	$1,098	$—	0.02%	3	$—
Commercial real estate	5,393	—	0.15	24	—
Commercial & industrial	49,446	—	2.07	9	—
Total commercial loans	55,937	—	0.46	10	—
Single-Family Residential	—	—	—	0	—
Total consumer loans	—	—	—	0	$—
Total Loans	$55,937	$—	0.26%

	Six Months Ended March 31, 2026
Loan Class	Term Extension	Payment Deferral	% of Total Loan Class Balance	Wtd. Avg. Term Extension	Deferral Amount
	( in thousands)			(in months)	(in thousands)
Multi-family	$—	$—	—%	0	$—
Commercial real estate	33,190	3,006	0.99	8	167
Commercial & industrial	29,876	—	1.07	11	—
Total commercial loans	63,066	3,006	0.54	10	167
Single-Family Residential	—	10,589	0.14	0	306
Total consumer loans	—	10,589	0.13	0	$306
Total Loans	$63,066	$13,595	0.38%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended March 31, 2025
Loan Class	Term Extension	Payment Deferral	% of Total Loan Class Balance	Wtd. Avg. Term Extension	Deferral Amount
	( in thousands)			(in months)	( in thousands)
Multi-family	$1,098	$—	0.02%	3	$—
Commercial real estate	5,393	—	0.15	24	—
Commercial & industrial	51,306	—	2.15	9	—
Total commercial loans	57,797	—	0.47	10	—
Single-Family Residential	453	—	0.01	6	—
Total consumer loans	453	—	0.01	6	$—
Total Loans	$58,250	$—	0.28%

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts. Loans are considered to be in default at 90 or more days past due. The following table presents the performance of such loans that have been modified for the twelve months ended March 31, 2026 and March 31, 2025, respectively.

March 31, 2026		Days Delinquent
	Current	30	60	90+	Total
Commercial loans
Multi-family	$19,801	$—	$—	$—	$19,801
Commercial real estate	51,195	—	—	—	51,195
Commercial & industrial	27,924	—	2,547	—	30,471
Construction	5,388	—	—	—	5,388
Total commercial loans	104,308	—	2,547	—	106,855

Consumer loans
Single-family residential	9,676	913	—	—	10,589
Total consumer loans	9,676	913	—	—	10,589
Total Loans	$113,984	$913	$2,547	$—	$117,444

March 31, 2025		Days Delinquent
	Current	30	60	90+	Total
Commercial loans
Multi-family	$1,099	$—	$—	$—	$1,099
Commercial real estate	28,607	—	—	—	28,607
Commercial & industrial	57,380	—	—	—	57,380
Construction	5,388	—	—	—	5,388
Total commercial loans	92,474	—	—	—	92,474

Consumer loans
Single-family residential	1,325	—	—	—	1,325
Total consumer loans	1,325	—	—	—	1,325
Total Loans	$93,799	$—	$—	$—	$93,799

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
One single-family loan modified for borrowers experiencing financial difficulties defaulted in the twelve months ended March 31, 2026 but it was paid in full by period end. No loans modified for borrowers experiencing financial difficulties defaulted after modification in the twelve months ended March 31, 2025.

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

The following tables present by primary credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of March 31, 2026 and September 30, 2025.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2026	Term Loans Amortized Cost Basis by Origination Year
	YTD 2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$244,246	$69,818	$99,541	$388,785	$1,451,745	$1,892,842	$31,519	$—	$4,178,496
Watch	—	—	1,324	3,015	89,478	59,260	—	—	153,077
Special Mention	—	—	—	17,351	29,913	136,591	—	—	183,855
Substandard	—	2,368	—	9,167	56,235	85,992	1,002	—	154,764
Doubtful	—	—	—	—	—	2,407	—	—	2,407
Total	$244,246	$72,186	$100,865	$418,318	$1,627,371	$2,177,092	$32,521	$—	$4,672,599
Gross Charge-offs	—	—	—	—	—	81	—	—	81

Commercial real estate
Pass	$310,404	$310,872	$202,915	$233,433	$926,472	$1,415,426	$15,254	$17,633	$3,432,409
Watch	—	—	—	14,372	—	32,164	—	—	46,536
Special Mention	—	—	—	317	25,670	24,145	—	—	50,132
Substandard	—	—	—	15,490	4,944	103,172	—	—	123,606
Total	$310,404	$310,872	$202,915	$263,612	$957,086	$1,574,907	$15,254	$17,633	$3,652,683

Commercial & industrial
Pass	$295,169	$243,291	$61,720	$108,190	$132,161	$429,499	$1,150,795	$16,967	$2,437,792
Watch	1,901	—	—	3,704	19,059	1,062	87,660	—	113,386
Special Mention	—	—	—	—	2,560	—	34,895	5	37,460
Substandard	—	29,401	6,549	23,153	24,201	36,669	74,742	7,780	202,495
Total	$297,070	$272,692	$68,269	$135,047	$177,981	$467,230	$1,348,092	$24,752	$2,791,133
Gross Charge-offs	—	34	—	—	—	—	—	4,424	4,458

Construction
Pass	$74,275	$261,479	$141,241	$112,700	$175,829	$173	$118,960	$—	$884,657
Watch	3,073	6,296	—	—	645	—	—	—	10,014
Special Mention	—	—	—	—	56,898	—	—	—	56,898
Substandard	—	—	—	—	5,388	—	—	—	5,388
Total	$77,348	$267,775	$141,241	$112,700	$238,760	$173	$118,960	$—	$956,957

Land - acquisition & development
Pass	$41,483	$51,606	$7,479	$5,206	$18,157	$34,709	$—	$—	$158,640
Watch	1,757	1,363	5,943	638	—	—	—	—	9,701
Substandard	—	—	—	—	—	225	—	—	225
Total	$43,240	$52,969	$13,422	$5,844	$18,157	$34,934	$—	$—	$168,566

Total commercial loans
Pass	$965,577	$937,066	$512,896	$848,314	$2,704,364	$3,772,649	$1,316,528	$34,600	$11,091,994
Watch	6,731	7,659	7,267	21,729	109,182	92,486	87,660	—	332,714
Special Mention	—	—	—	17,668	115,041	160,736	34,895	5	328,345
Substandard	—	31,769	6,549	47,810	90,768	226,058	75,744	7,780	486,478
Doubtful	—	—	—	—	—	2,407	—	—	2,407
Total	$972,308	$976,494	$526,712	$935,521	$3,019,355	$4,254,336	$1,514,827	$42,385	$12,241,938
Gross Charge-offs	$—	$34	$—	$—	$—	$81	$—	$4,424	$4,539

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2026	Term Loans Amortized Cost Basis by Origination Year
	YTD 2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$6,941	$181,607	$299,973	$712,934	$2,058,693	$4,201,254	$—	$—	$7,461,402
30 days past due	—	—	548	295	1,373	7,080	—	—	9,296
60 days past due	—	—	—	254	325	3,231	—	—	3,810
90+ days past due	—	—	1,717	2,018	4,244	18,844	—	—	26,823
Total	$6,941	$181,607	$302,238	$715,501	$2,064,635	$4,230,409	$—	$—	$7,501,331
Gross Charge-offs	—	—	—	—	—	82	—	—	82

Construction - custom
Current	$—	$27,470	$7,335	$—	$3,170	$—	$—	$—	$37,975
30 days past due	—	—	—	132	—	—	—	—	132
90+ days past due	—	—	—	—	760	—	—	—	760
Total	$—	$27,470	$7,335	$132	$3,930	$—	$—	$—	$38,867

Land - consumer lot loans
Current	$—	$5,757	$10,669	$7,619	$16,902	$35,491	$—	$—	$76,438
90+ days past due	—	—	—	60	—	265	—	—	325
Total	$—	$5,757	$10,669	$7,679	$16,902	$35,756	$—	$—	$76,763

HELOC
Current	$—	$—	$—	$—	$—	$5,358	$247,003	$1,096	$253,457
30 days past due	—	—	—	—	—	172	917	—	1,089
60 days past due	—	—	—	—	—	44	115	97	256
90+ days past due	—	—	—	—	—	78	391	81	550
Total	$—	$—	$—	$—	$—	$5,652	$248,426	$1,274	$255,352

Consumer
Current	$428	$62	$13	$16	$—	$27,938	$25,635	$—	$54,092
30 days past due	—	—	—	—	—	93	129	—	222
60 days past due	—	—	—	—	—	47	123	—	170
90+ days past due	—	—	—	—	—	30	168	—	198
Total	$428	$62	$13	$16	$—	$28,108	$26,055	$—	$54,682
Gross Charge-offs	—	—	—	—	—	3	696	5	704

Total consumer loans
Current	$7,369	$214,896	$317,990	$720,569	$2,078,765	$4,270,041	$272,638	$1,096	$7,883,364
30 days past due	—	—	548	427	1,373	7,345	1,046	—	10,739
60 days past due	—	—	—	254	325	3,322	238	97	4,236
90+ days past due	—	—	1,717	2,078	5,004	19,217	559	81	28,656
Total	$7,369	$214,896	$320,255	$723,328	$2,085,467	$4,299,925	$274,481	$1,274	$7,926,995
Gross Charge-offs	$—	$—	$—	$—	$—	$85	$696	$5	$786

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2025	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$51,779	$91,285	$431,401	$1,521,149	$1,154,189	$1,066,496	$21,048	$—	$4,337,347
Special Mention	—	—	8,225	44,350	13,686	70,556	—	—	136,817
Substandard	2,334	—	9,166	51,486	12,661	78,158	1,002	—	154,807
Doubtful	—	—	—	—	—	2,350	—	—	2,350
Total	$54,113	$91,285	$448,792	$1,616,985	$1,180,536	$1,217,560	$22,050	$—	$4,631,321
Gross Charge-offs	182	—	—	—	271	102	—	—	555

Commercial real estate
Pass	$311,687	$226,269	$231,132	$997,347	$550,234	$987,607	$33,688	$1,098	$3,339,062
Special Mention	—	—	—	27,900	21,928	11,752	—	—	61,580
Substandard	—	—	15,484	15,035	83,665	71,343	—	—	185,527
Doubtful	—	—	—	—	—	2,781	—	—	2,781
Total	$311,687	$226,269	$246,616	$1,040,282	$655,827	$1,073,483	$33,688	$1,098	$3,588,950
Gross Charge-offs	—	—	—	163	—	9,489	—	—	9,652

Commercial & industrial
Pass	$263,637	$46,817	$113,824	$147,522	$227,043	$184,325	$1,066,532	$37,050	$2,086,750
Special Mention	—	1,975	—	16,396	—	16,176	10,451	—	44,998
Substandard	35,490	3,042	21,527	24,733	1,725	32,281	130,613	5,180	254,591
Loss	—	—	10	—	—	3	—	11	24
Total	$299,127	$51,834	$135,361	$188,651	$228,768	$232,785	$1,207,596	$42,241	$2,386,363
Gross Charge-offs	199	307	—	—	—	621	—	164	1,291

Construction
Pass	$169,743	$171,558	$221,207	$346,051	$66,878	$—	$116,245	$—	$1,091,682
Special Mention	—	—	—	4,435	—	—	—	—	4,435
Substandard	—	204	—	5,380	3,400	—	—	—	8,984
Total	$169,743	$171,762	$221,207	$355,866	$70,278	$—	$116,245	$—	$1,105,101

Land - acquisition & development
Pass	$48,379	$18,650	$11,026	$27,172	$33,060	$1,376	$—	$—	$139,663
Substandard	—	—	—	—	—	259	—	—	259
Total	$48,379	$18,650	$11,026	$27,172	$33,060	$1,635	$—	$—	$139,922

Total commercial loans
Pass	$845,225	$554,579	$1,008,590	$3,039,241	$2,031,404	$2,239,804	$1,237,513	$38,148	$10,994,504
Special Mention	—	1,975	8,225	93,081	35,614	98,484	10,451	—	247,830
Substandard	37,824	3,246	46,177	96,634	101,451	182,041	131,615	5,180	604,168
Doubtful	—	—	—	—	—	5,131	—	—	5,131
Loss	—	—	10	—	—	3	—	11	24
Total	$883,049	$559,800	$1,063,002	$3,228,956	$2,168,469	$2,525,463	$1,379,579	$43,339	$11,851,657
Gross Charge-offs	$381	$307	$—	$163	$271	$10,212	$—	$164	$11,498

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2025	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$202,919	$353,679	$786,634	$2,143,244	$1,912,465	$2,491,902	$—	$—	$7,890,843
30 days past due	402	949	1,751	1,061	7,107	5,369	—	—	16,639
60 days past due	—	376	965	692	339	3,804	—	—	6,176
90+ days past due	—	998	813	3,711	4,414	13,337	—	—	23,273
Total	$203,321	$356,002	$790,163	$2,148,708	$1,924,325	$2,514,412	$—	$—	$7,936,931
Gross Charge-offs	—	—	—	—	—	338	—	—	338

Construction - custom
Current	$34,932	$33,380	$5,256	$3,915	$—	$—	$—	$—	$77,483
90+ days past due	—	—	—	760	—	—	—	—	760
Total	$34,932	$33,380	$5,256	$4,675	$—	$—	$—	$—	$78,243

Land - consumer lot loans
Current	$6,175	$14,686	$9,091	$19,489	$20,373	$18,550	$—	$—	$88,364
30 days past due	—	—	—	55	194	—	—	—	249
60 days past due	—	—	60	—	—	—	—	—	60
90+ days past due	—	—	—	—	—	23	—	—	23
Total	$6,175	$14,686	$9,151	$19,544	$20,567	$18,573	$—	$—	$88,696

HELOC
Current	$—	$—	$—	$—	$—	$4,276	$262,581	$2,247	$269,104
30 days past due	—	—	—	—	—	145	1,183	104	1,432
60 days past due	—	—	—	—	—	181	203	—	384
90+ days past due	—	—	—	—	—	—	366	—	366
Total	$—	$—	$—	$—	$—	$4,602	$264,333	$2,351	$271,286

Consumer
Current	$158	$30	$17	$—	$7,507	$22,365	$31,095	$—	$61,172
30 days past due	—	—	—	—	—	—	99	—	99
60 days past due	—	—	—	—	—	52	50	—	102
90+ days past due	—	—	—	—	—	44	108	—	152
Total	$158	$30	$17	$—	$7,507	$22,461	$31,352	$—	$61,525
Gross Charge-offs	—	2	—	—	—	62	1,252	18	1,334

Total consumer loans
Current	$244,184	$401,775	$800,998	$2,166,648	$1,940,345	$2,537,093	$293,676	$2,247	$8,386,966
30 days past due	402	949	1,751	1,116	7,301	5,514	1,282	104	18,419
60 days past due	—	376	1,025	692	339	4,037	253	—	6,722
90+ days past due	—	998	813	4,471	4,414	13,404	474	—	24,574
Total	$244,586	$404,098	$804,587	$2,172,927	$1,952,399	$2,560,048	$295,685	$2,351	$8,436,681
Gross Charge-offs	$—	$2	$—	$—	$—	$400	$1,252	$18	$1,672

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E – Allowance for Losses on Loans

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A "Summary of Significant Accounting Policies."

The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Three Months Ended March 31, 2026	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$25,843	$(81)	$—	$161	$25,923
Commercial real estate	42,105	—	7	(609)	41,503
Commercial & industrial	62,102	(262)	138	6,684	68,662
Construction	18,475	—	—	(1,763)	16,712
Land - acquisition & development	7,222	—	7	463	7,692
Total commercial loans	155,747	(343)	152	4,936	160,492
Consumer loans
Single-family residential	35,847	(31)	6	(2,143)	33,679
Construction - custom	455	—	2	(155)	302
Land - consumer lot loans	1,958	—	—	(137)	1,821
HELOC	2,951	—	1	(102)	2,850
Consumer	2,581	(431)	55	601	2,806
Total consumer loans	43,792	(462)	64	(1,936)	41,458
Total ACL - loans	$199,539	$(805)	$216	$3,000	$201,950
1Provision & transfer amounts within the table do not include the provision on unfunded commitments of $1,000,000.

Three Months Ended March 31, 2025	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$25,997	$—	$—	$559	$26,556
Commercial real estate	37,873	(4,392)	169	4,819	38,469
Commercial & industrial	60,474	(236)	38	(129)	60,147
Construction	20,903	—	—	(1,497)	19,406
Land - acquisition & development	7,221	—	8	(526)	6,703
Total commercial loans	152,468	(4,628)	215	3,226	151,281
Consumer loans
Single-family residential	42,117	(338)	7	(823)	40,963
Construction - custom	1,219	—	—	(143)	1,076
Land - consumer lot loans	2,527	—	—	(112)	2,415
HELOC	3,158	—	—	99	3,257
Consumer	3,033	(477)	158	1,003	3,717
Total consumer loans	52,054	(815)	165	24	51,428
Total ACL - Loans	$204,522	$(5,443)	$380	$3,250	$202,709
1Provision & transfer amounts within the table do not include the provision recapture on unfunded commitments of $500,000.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Six Months Ended March 31, 2026	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$25,953	$(81)	$—	$51	$25,923
Commercial real estate	41,988	—	655	(1,140)	41,503
Commercial & industrial	59,163	(4,458)	143	13,814	68,662
Construction	18,136	—	—	(1,424)	16,712
Land - acquisition & development	6,894	—	116	682	7,692
Total commercial loans	152,134	(4,539)	914	11,983	160,492
Consumer loans
Single-family residential	38,880	(82)	12	(5,131)	33,679
Construction - custom	610	—	4	(312)	302
Land - consumer lot loans	2,104	—	—	(283)	1,821
HELOC	3,069	—	1	(220)	2,850
Consumer	2,923	(704)	124	463	2,806
Total consumer loans	47,586	(786)	141	(5,483)	41,458
Total ACL - loans	$199,720	$(5,325)	$1,055	$6,500	$201,950
[1]Provision & transfer amounts within the table do not include provision on unfunded commitments of $1,000,000.

Six Months Ended March 31, 2025	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$25,248	$—	$—	$1,308	$26,556
Commercial real estate	39,210	(4,555)	169	3,645	38,469
Commercial & industrial	58,748	(593)	42	1,950	60,147
Construction	22,267	—	—	(2,861)	19,406
Land - acquisition & development	7,900	—	19	(1,216)	6,703
Total commercial loans	153,373	(5,148)	230	2,826	151,281
Consumer loans
Single-family residential	40,523	(338)	463	315	40,963
Construction - custom	1,427	—	—	(351)	1,076
Land - consumer lot loans	2,564	—	—	(149)	2,415
HELOC	3,049	—	2	206	3,257
Consumer	2,817	(742)	239	1,403	3,717
Total consumer loans	50,380	(1,080)	704	1,424	51,428
Total ACL - Loans	$203,753	$(6,228)	$934	$4,250	$202,709
[1]Provision & transfer amounts within the table do not include the provision recapture from unfunded commitments of $1,500,000.

The Company recorded a $4,000,000 provision for credit losses for the three months ended March 31, 2026, compared with $2,750,000 provision for the three months ended March 31, 2025. The provision in the three months ended March 31, 2026 was primarily the result of increased commercial loan originations. The increase in the overall provision included an increase in the reserve for unfunded commitments. The Company recorded a $7,500,000 provision for credit losses for the six months ended March 31, 2026 compared to $2,750,000 for the six months ended March 31, 2025. The current fiscal year to date period also reflects changes to credit quality and increased charge-offs observed in the first quarter. Net charge-offs totaled $589,000 for the three months ended March 31, 2026, compared to $5,063,000 of net charge-offs during the three months ended March 31,

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2025. Net charge-offs totaled $4,270,000 for the six months ended March 31, 2026, compared to $5,294,000 during the six months ended March 31, 2025.

Non-performing assets were $131,984,000, or 0.48% of total assets, at March 31, 2026, compared to $143,022,000, or 0.54% of total assets, at September 30, 2025. Non-accrual loans were $123,859,000, or 0.61% of total loans at amortized cost, at March 31, 2026, compared to $128,628,000, or 0.63%, at September 30, 2025. Delinquencies, as a percent of total loans, were 0.78% at March 31, 2026, compared to 0.60% at September 30, 2025.

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

The following tables provide the amortized cost of loans receivable based on risk rating categories as previously defined.

March 31, 2026	Internally Assigned Grade
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$4,178,496	$153,077	$183,855	$154,764	$2,407	$4,672,599
Commercial real estate	3,432,409	46,536	50,132	123,606	—	3,652,683
Commercial & industrial	2,437,792	113,386	37,460	202,495	—	2,791,133
Construction	884,657	10,014	56,898	5,388	—	956,957
Land - acquisition & development	158,640	9,701	—	225	—	168,566
Total commercial loans	11,091,994	332,714	328,345	486,478	2,407	12,241,938
Consumer loans
Single-family residential	7,473,143	—	—	28,188	—	7,501,331
Construction - custom	38,107		—	760	—	38,867
Land - consumer lot loans	76,438		—	325	—	76,763
HELOC	254,806		—	546	—	255,352
Consumer	54,483		—	199	—	54,682
Total consumer loans	7,896,977	—	—	30,018	—	7,926,995
Total	$18,988,971	$332,714	$328,345	$516,496	$2,407	$20,168,933

Total grade as a % of total loans	94.1%	1.6%	1.6%	2.6%	—%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2025	Internally Assigned Grade
	Pass	Special Mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$4,337,347	$136,817	$154,807	$2,350	$—	$4,631,321
Commercial real estate	3,339,062	61,580	185,527	2,781	—	3,588,950
Commercial & industrial	2,086,750	44,998	254,591	—	24	2,386,363
Construction	1,091,682	4,435	8,984	—	—	1,105,101
Land - acquisition & development	139,663	—	259	—	—	139,922
Total commercial loans	10,994,504	247,830	604,168	5,131	24	11,851,657
Consumer loans
Single-family residential	7,913,120	—	23,811	—	—	7,936,931
Construction - custom	77,483	—	760	—	—	78,243
Land - consumer lot loans	88,613	—	83	—	—	88,696
HELOC	270,874	—	412	—	—	271,286
Consumer	61,406	—	119	—	—	61,525
Total consumer loans	8,411,496	—	25,185	—	—	8,436,681
Total loans	$19,406,000	$247,830	$629,353	$5,131	$24	$20,288,338

Total grade as a % of total gross loans	95.7%	1.2%	3.1%	—%	—%

The following tables provide information on the amortized cost of loans receivable based on borrower payment activity.

March 31, 2026	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$4,638,214	99.3%	$34,385	0.7%
Commercial real estate	3,648,001	99.9	4,682	0.1
Commercial & industrial	2,736,405	98.0	54,728	2.0
Construction	956,957	100.0	—	0.0
Land - acquisition & development	168,566	100.0	—	—
Total commercial loans	12,148,143	99.2	93,795	0.8
Consumer loans
Single-family residential	7,473,143	99.6	28,188	0.4
Construction - custom	38,107	98.0	760	2.0
Land - consumer lot loans	76,438	99.6	325	0.4
HELOC	254,759	99.8	593	0.2
Consumer	54,484	99.6	198	0.4
Total consumer loans	7,896,931	99.6	30,064	0.4
Total loans	$20,045,074	99.4%	$123,859	0.6%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2025	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$4,612,200	99.6%	$19,121	0.4%
Commercial real estate	3,518,978	98.1	69,972	1.9
Commercial & industrial	2,375,316	99.5	11,047	0.5
Construction	1,101,701	99.7	3,400	0.3
Land - acquisition & development	139,922	100.0	—	—
Total commercial loans	11,748,117	99.1	103,540	0.9
Consumer loans
Single-family residential	7,913,190	99.7	23,741	0.3
Construction - custom	77,483	99.0	760	1.0
Land - consumer lot loans	88,673	100.0	23	—
HELOC	270,874	99.8	412	0.2
Consumer	61,373	99.8	152	0.2
Total consumer loans	8,411,593	99.7	25,088	0.3
Total loans	$20,159,710	99.4%	$128,628	0.6%

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

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$202,727	$—	$202,727
Asset-backed securities	—	474,365	—	474,365
Municipal bonds	—	34,743	—	34,743
Corporate debt securities	—	161,884	—	161,884
Mortgage-backed securities
Agency pass-through certificates	—	3,478,539	—	3,478,539
Total available-for-sale securities	—	4,352,258	—	4,352,258
Client swap program hedges	—	34,461	—	34,461
Mortgage loan fair value hedges	—	10,638	—	10,638
Mortgage backed securities fair value hedges	—	294	—	294
Borrowings cash flow hedges	—	97,378	—	97,378
Total financial assets	$—	$4,495,029	$—	$4,495,029

Financial Liabilities
Client swap program hedges	$—	$34,527	$—	$34,527
Mortgage loan fair value hedges	—	11,165	—	11,165
Mortgage backed securities fair value hedges	—	8,468	—	8,468
Total financial liabilities	$—	$54,160	$—	$54,160

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

When management determines that the fair value of the collateral or the REO requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the collateral dependent loan or real estate owned as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at March 31, 2026 included loans for which an allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at March 31, 2026 and March 31, 2025, and the total gains (losses) resulting from those fair value adjustments during the respective periods. The estimated fair value measurements are shown gross of estimated selling costs.

	March 31, 2026				Three Months Ended March 31, 2026	Six Months Ended March 31, 2026
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Collateral Dependent Loans	$—	$—	$11,676	$11,676	$(771)	$(5,281)
Real estate owned	—	—	390	390	—	69
Balance at end of period	$—	$—	$12,066	$12,066	$(771)	$(5,212)

	March 31, 2025				Three Months Ended March 31, 2025	Six Months Ended March 31, 2025
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Collateral Dependent Loans	$—	$—	$9,338	$9,338	$(5,092)	$(5,363)
Real estate owned	—	—	—	—	—	—
Balance at end of period	$—	$—	$9,338	$9,338	$(5,092)	$(5,363)

At March 31, 2026, there was $523,000 in foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $5,252,000.
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		March 31, 2026		September 30, 2025
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$669,799	$669,799	$657,310	$657,310
Available-for-sale securities
U.S. government and agency securities	2	202,727	202,727	235,919	235,919
Asset-backed securities	2	474,365	474,365	506,334	506,334
Municipal bonds	2	34,743	34,743	35,258	35,258
Corporate debt securities	2	161,884	161,884	152,537	152,537
Mortgage-backed securities
Agency pass-through certificates	2	3,478,539	3,478,539	2,603,153	2,603,153
Total available-for-sale securities		4,352,258	4,352,258	3,533,201	3,533,201
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	745,727	712,117	645,802	612,739
Total held-to-maturity securities		745,727	712,117	645,802	612,739

Loans receivable	3	19,966,983	19,636,861	20,088,618	19,681,909
FHLB stock	2	146,351	146,351	88,068	88,068
Other assets - client swap program hedges	2	34,461	34,461	37,347	37,347
Other assets - commercial fair value loan hedges	2	—	—	1,611	1,611
Other assets - mortgage loan fair value hedges	2	10,638	10,638	13,082	13,082
Other assets - mortgage backed securities fair value hedges	2	294	294	—	—
Other assets - borrowings cash flow hedges	2	97,378	97,378	99,231	99,231

Financial liabilities
Time deposits	2	8,377,230	8,363,844	9,131,104	9,121,470
Borrowings	2	3,062,441	3,060,064	1,765,604	1,755,130
Junior subordinated debentures	3	52,107	52,093	51,645	50,925
Other liabilities - client swap program hedges	2	34,527	34,527	37,818	37,818
Other liabilities - mortgage loan fair value hedges	2	11,165	11,165	20,426	20,426
Other liabilities - mortgage backed securities fair value hedges	2	8,468	8,468	15,086	15,086

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables provide details about the amortized cost and fair value of available-for-sale and held-to-maturity securities.

	March 31, 2026
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$1,129	$—	$(11)	$1,118	2.05%
1 to 5 years	347	—	—	347	4.25
5 to 10 years	135,640	301	(4)	135,937	4.20
Over 10 years	65,241	224	(140)	65,325	4.80
Asset-backed securities
Within 1 year	9,920	—	(157)	9,763	4.43
5 to 10 years	1,287	—	(1)	1,286	4.58
Over 10 years	464,284	1,081	(2,049)	463,316	4.67
Corporate debt securities due
1 to 5 years	42,508	287	(2,142)	40,653	5.43
5 to 10 years	127,732	449	(6,950)	121,231	4.14
Municipal bonds due
1 to 5 years	5,643	—	(208)	5,435	3.00
5 to 10 years	20,000	—	(100)	19,900	6.45
Over 10 years	9,735	—	(327)	9,408	4.57
Mortgage-backed securities
Agency pass-through certificates	3,485,607	36,993	(44,061)	3,478,539	3.86
	4,369,073	39,335	(56,150)	4,352,258	4.00
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	745,727	3,013	(36,623)	712,117	4.04
	$5,114,800	$42,348	$(92,773)	$5,064,375	4.01%

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

The Company purchased $1,067,724,000 of AFS investment securities during the six months ended March 31, 2026 and purchased $809,552,000 of AFS securities during the six months ended March 31, 2025. There were no sales of AFS securities during the six months ended March 31, 2026 compared to $797,000 during the prior year's same period.

For HTM investment securities, there were $141,063,000 in purchases during the six months ended March 31, 2026 and $114,182,000 in purchases during the six months ended March 31, 2025. There were no sales of HTM investment securities during the six months ended March 31, 2026 or March 31, 2025. Substantially all of the agency mortgage-backed securities have contractual maturity dates that exceed 25 years.

Accrued interest receivable ("AIR") is excluded from the amortized cost basis of debt securities disclosed throughout this note. For AFS securities, AIR totaled $14,185,000 and $11,057,000 as of March 31, 2026 and September 30, 2025, respectively. For HTM debt securities, AIR totaled $2,529,000 and $2,089,000 as of March 31, 2026 and September 30, 2025, respectively. AIR for securities is included in the Interest receivable line item balance on the Company’s consolidated statements of financial condition.
The following tables show the gross unrealized losses and fair value of securities as of March 31, 2026 and September 30, 2025, by length of time that individual securities in each category have been in a continuous loss position. There were 274 and 213 securities with an unrealized loss as of March 31, 2026 and September 30, 2025, respectively.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

March 31, 2026	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$—	$—	$(9,092)	$121,148	$(9,092)	$121,148
Municipal bonds	(100)	19,900	(535)	14,843	(635)	34,743
U.S. government and agency securities	(94)	14,955	(392)	52,602	(486)	67,557
Asset-backed securities	(160)	38,933	(1,714)	156,321	(1,874)	195,254
Mortgage-backed securities	(8,208)	966,835	(35,855)	597,432	(44,063)	1,564,267
	(8,562)	1,040,623	(47,588)	942,346	(56,150)	1,982,969
Held-to-maturity securities
Mortgage-backed securities	(1,384)	167,317	(35,239)	297,402	(36,623)	464,719
	$(9,946)	$1,207,940	$(82,827)	$1,239,748	$(92,773)	$2,447,688

September 30, 2025	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(119)	$19,881	$(8,495)	$102,342	$(8,614)	$122,223
Municipal bonds due	—	—	(405)	15,008	(405)	15,008
U.S. government and agency securities	(483)	143,444	(127)	35,211	(610)	178,655
Asset-backed securities	(62)	34,932	(1,424)	135,315	(1,486)	170,247
Mortgage-backed securities	(782)	81,025	(38,337)	653,800	(39,119)	734,825
	(1,446)	279,282	(48,788)	941,676	(50,234)	1,220,958
Held-to-maturity securities
Mortgage-backed securities	—	—	(37,136)	310,597	(37,136)	310,597
	$(1,446)	$279,282	$(85,924)	$1,252,273	$(87,370)	$1,531,555

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of March 31, 2026 or September 30, 2025. The Company does not consider HTM investments to have any credit impairment.

The Company does not believe that the AFS debt securities that were in an unrealized loss position have any credit loss impairment as of March 31, 2026 or September 30, 2025. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. AFS debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Corporate debt securities and municipal bonds are considered to have an issuer of high credit quality and the decline in fair value is due to changes in interest rates and other market conditions. The issuer continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at March 31, 2026 and September 30, 2025.

March 31, 2026	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$875,810	$34,461	Other liabilities	$875,810	$34,527
Mortgage loan fair value hedges	Other assets	670,000	10,638	Other liabilities	700,000	11,165
Mortgage backed securities fair value hedges	Other assets	90,000	294	Other liabilities	520,000	8,468
Borrowings cash flow hedges	Other assets	1,350,000	97,378	Other liabilities	—	—
		$2,985,810	$142,771		$2,095,810	$54,160

September 30, 2025	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$977,017	$37,347	Other liabilities	$977,017	$37,818
Commercial loan fair value hedges	Other assets	34,341	1,611	Other liabilities	—	—
Mortgage backed securities fair value hedges	Other assets	—	—	Other liabilities	610,000	15,086
Mortgage loan fair value hedges	Other assets	470,000	13,082	Other liabilities	1,100,000	20,426
Borrowings cash flow hedges	Other assets	900,000	99,231	Other liabilities	—	—
		$2,381,358	$151,271		$2,687,017	$73,330

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

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following tables present the impact of fair value hedge accounting on the carrying value of the hedged items at March 31, 2026 and September 30, 2025.

(In thousands)	March 31, 2026
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1) (2)	$5,145,220	$1,305
Available-for-sale securities, at fair value (3)	$906,982	$8,464
	$6,052,202	$9,769

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are a portfolio layer expected to be remaining at the end of the hedging relationships. At March 31, 2026, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $5,145,220,000, the cumulative basis adjustment associated with the hedging relationships was $1,305,000, and the amount of the designated hedged items was $1,370,000,000.

(2) During the quarter, hedge accounting was discontinued on a $31,562,000 commercial loan hedge. A basis adjustment of $(1,502,681) associated with the terminated portion of the hedge was deferred and is being amortized over the remaining life of the related loan.

(3) Includes the fair value basis of mortgage backed securities designated in fair value hedging relationships. At March 31, 2026, the fair value of the hedged mortgage backed securities was $906,982,000, the cumulative basis adjustment associated with the hedging relationships was $8,464,000, and the amount of the designated hedged items was $610,000,000.

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

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. As of March 31, 2026, the maturities for hedges of adjustable rate borrowings ranged from one year to seven years, with the weighted average being 3.9 years.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the impact of derivative instruments (cash flow hedges on borrowings) on AOCI for the periods presented.

(In thousands)	Three Months Ended March 31,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2026	2025
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$3,662	$(18,270)
Reclassification adjustment of net (gain)/loss included in net income	—	65
Total pre-tax gain/(loss) recognized in AOCI	$3,662	$(18,205)

(In thousands)	Six Months Ended March 31,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2026	2025
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$(1,852)	$3,325
Reclassification adjustment of net (gain)/loss included in net income	—	70
Total pre-tax gain/(loss) recognized in AOCI	$(1,852)	$3,395

The following tables present the gain (loss) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the periods presented.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Interest income on loans receivable	Interest on Mortgage-backed securities	Interest expense on FHLB advances	Interest income on loans receivable	Interest on Mortgage-backed securities	Interest expense on FHLB advances
	(In thousands)			(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$262,148	$44,341	$(21,165)	$282,077	$23,926	$(23,226)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$1,856	$(428)		$4,988	$116
Recognized on derivatives	6,336	$4,850		(20,773)	(8,682)
Recognized on hedged items	(6,447)	(4,895)		19,616	8,901
Net income/(expense) recognized on fair value hedges	$1,745	$(473)		$3,831	$335

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives			$7,276			$8,573
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense			—			—
Net income/(expense) recognized on cash flow hedges			$7,276			$8,573

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended March 31, 2026			Six Months Ended March 31, 2025
	Interest income on loans receivable	Interest on Mortgage-backed securities	Interest expense on FHLB advances	Interest income on loans receivable	Interest on Mortgage-backed securities	Interest expense on FHLB advances
	(In thousands)			(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$526,355	$83,243	$(36,336)	$568,674	$42,263	$(50,762)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$4,610	$(332)		$12,981	$116
Recognized on derivatives	6,864	6,912		16,820	(8,682)
Recognized on hedged items	(6,992)	(6,989)		(23,802)	8,901
Net income/(expense) recognized on fair value hedges	$4,482	$(409)		$5,999	$335

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives			$15,605			$18,053
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense			—			—
Net income/(expense) recognized on cash flow hedges			$15,605			$18,053

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. The impact to the statement of operations for the six months ended March 31, 2026 was an increase in other income of $404,000 and an increase of $70,000 for the six months ended March 31, 2025.

The following tables present the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Three Months Ended March 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2026	2025
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$1,218	$(11,496)
Receive fixed/pay floating swap	Other noninterest income	(838)	11,561
		$380	$65

(In thousands)		Six Months Ended March 31,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2026	2025
Interest rate contracts:
Pay fixed/receive floating swap	Other noninterest income	$(716)	$8,689
Receive fixed/pay floating swap	Other noninterest income	1,120	(8,619)
		$404	$70

NOTE H – Revenue from Contracts with Customers

Since net interest income on financial assets and liabilities is outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), a significant majority of Company revenues are not subject to that guidance.

Revenue streams that are within the scope of ASC 606 are presented within non-interest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of ASC 606 are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. In scope revenue streams represented approximately 4.0% of Company total revenue for the six months ended March 31, 2026, compared to 3.4% for the six months ended March 31, 2025. As this standard is immaterial to the consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of non-interest income within the scope of the guidance include the following:

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Financial Instruments with Off-Balance Sheet Risk - Off-balance-sheet credit exposures for the Company include unfunded loan commitments and letters of credit from the FHLB of Des Moines and the FHLB of San Francisco. As of March 31, 2026, the Bank was obligated on FHLB letters of credit totaling $30,500,000 and unfunded loan commitments had a balance of $3,066,873,000 compared to September 30, 2025 when the bank was obligated on FHLB letters of credit totaling $62,606,000 and had unfunded commitments of $2,841,596,000. The reserve for unfunded commitments was $22,500,000 as of March 31, 2026, which is unchanged from September 30, 2025. See Note A "Summary of Significant Accounting Policies" for details regarding the reserve methodology.

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
The Company records the investments in affordable housing partnerships of $149,253,000 and $157,249,000 as of March 31, 2026 and September 30, 2025, respectively, as a component of other assets on the Consolidated Statements of Financial Condition and uses the proportional amortization method to account for the investments. The Company's unfunded contribution commitments to these investments were $63,128,000 and $73,123,000 as of March 31, 2026 and September 30, 2025, respectively, which are recorded as a component of other liabilities on the Consolidated Statements of Financial Condition. Both the tax benefits and the amortization expense related to these investments are reflected in the provision for income taxes on the Consolidated Statements of Operations.

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
•the effects of natural or man-made disasters, calamities, or conflicts, including terrorist events and pandemics, and related regulations, and potential impact on the creditworthiness of our customers;

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

INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of customer deposit accounts is 60% variable and 40% fixed as of March 31, 2026 while the composition of the investment securities portfolio is 45% variable and 55% fixed rate. The Company was a party to $610,000,000 of pay fixed interest rate swaps to hedge the fair value risk of the AFS portfolio which effectively converts 12% of fixed securities to variable as of March 31, 2026. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $745,727,000 of mortgage-backed securities that it has designated as HTM and are carried at amortized cost. As of March 31, 2026, the net unrealized loss on these securities was $33,610,000. The Company has $4,352,258,000 of AFS securities that are carried at fair value. As of March 31, 2026, the net unrealized loss on these securities was $16,815,000. The Company recognized in earnings a loss of $6,989,000 on fair value of AFS securities hedged by the fixed interest rate swaps for the six months ended March 31, 2026. The Company has also executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized gain on these interest rate swaps as of March 31, 2026 was $97,378,000. All of the above are pre-tax net unrealized gains or losses.

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

Hypothetical, Immediate and Parallel	Potential Increase (Decrease) in Net Interest Income - Year 1
Basis Point Increase (Decrease) in Interest Rates	March 31, 2026		September 30, 2025
	(In thousands, except percentages)
(200)	$88,959	11.78%	$65,287	8.79%
(100)	46,446	6.15	35,318	4.76
100	(391)	(0.05)	(407)	(0.05)
200	(282)	(0.04)	6,298	0.85

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

Hypothetical, Immediate and Parallel	Potential Increase (Decrease) in NPV as of
Basis Point Increase (Decrease) in Interest Rates	March 31, 2026		September 30, 2025
	(In thousands, except percentages)
(200)	$583,429	18.85%	$550,692	17.96%
(100)	348,072	11.24	317,236	10.35
100	(355,915)	(11.50)	(341,329)	(11.13)
200	(687,092)	(22.20)	(649,066)	(21.17)

Prepayment speeds continue to be relatively low at March 31, 2026 with the Bank's conditional payment rate ("CPR") for single-family mortgages at 8.10%, the same as the year before.

Net Interest Margin - Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin was 2.81% for the quarter ended March 31, 2026 compared to 2.55% for the quarter ended March 31, 2025. The yield on interest-earning assets decreased 19 basis points to 5.14% and the cost of interest-bearing liabilities decreased 50 basis points to 2.79% over that same period. The lower yield on interest-earning assets was primarily due to falling interest rates affecting adjustable rate loans, non-accrual interest adjustments, lower net cash settlements on our loan and securities fair value hedge programs and interest-bearing cash deposits.

WAFD, INC. AND SUBSIDIARIES
The following tables set forth the information explaining the changes in the net interest margin for the periods indicated compared to the respective periods one year ago.

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$19,916,014	$262,148	5.34%	$20,918,986	$282,077	5.47%
Mortgage-backed securities	4,163,644	44,341	4.32	2,369,535	23,926	4.10
Cash & Investments	1,410,981	15,711	4.52	2,216,944	27,631	5.05
FHLB stock	135,738	2,534	7.57	123,346	2,450	8.06
Total interest-earning assets	25,626,377	324,734	5.14%	25,628,811	336,084	5.32%
Other assets	1,724,237			1,742,509
Total assets	$27,350,614			$27,371,320

Liabilities and Equity
Interest-bearing customer accounts	$18,515,826	$125,999	2.76%	$18,881,290	$151,948	3.26%
Borrowings	2,877,764	21,165	2.98	2,723,664	23,226	3.46
Total interest-bearing liabilities	21,393,590	147,164	2.79%	21,604,954	175,174	3.29%
Noninterest-bearing customer accounts	2,603,558			2,448,965
Other liabilities	319,343			278,380
Total liabilities	24,316,491			24,332,299
Shareholders' equity	3,034,123			3,039,021
Total liabilities and equity	$27,350,614			$27,371,320
Net interest income/interest rate spread		$177,570	2.35%		$160,910	2.03%
Net interest margin (NIM)			2.81%			2.55%

WAFD, INC. AND SUBSIDIARIES

	Six Months Ended March 31, 2026			Six Months Ended March 31, 2025
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$19,917,703	$526,355	5.30%	$20,937,020	$568,674	5.46%
Mortgage-backed securities	3,903,792	83,243	4.28	2,123,436	42,263	4.00
Cash & Investments	1,427,400	33,001	4.64	2,539,493	65,572	5.19
FHLB stock	119,762	4,631	7.75	114,609	4,692	8.23
Total interest-earning assets	25,368,657	647,230	5.12%	25,714,558	681,201	5.31%
Other assets	1,730,107			1,724,122
Total assets	$27,098,764			$27,438,680

Liabilities and Equity
Interest-bearing customer accounts	$18,596,823	$262,213	2.83%	$18,811,409	$314,098	3.36%
Borrowings	2,522,388	36,336	2.89	2,812,301	50,762	3.63
Other borrowings						—
Total interest-bearing liabilities	21,119,211	298,549	2.84%	21,623,710	364,860	3.38%
Noninterest-bearing customer accounts	2,620,019			2,486,647
Other liabilities	325,507			301,345
Total liabilities	24,064,737			24,411,702
Shareholders' equity	3,034,027			3,026,978
Total liabilities and equity	$27,098,764			$27,438,680
Net interest income/interest rate spread		$348,681	2.28%		$316,341	1.93%
Net interest margin (NIM)			2.76%			2.47%

As of March 31, 2026, total assets had increased by $869,086,000 to $27,568,785,000 from $26,699,699,000 at September 30, 2025 primarily due to the purchase of investments during the period. During the six months ended March 31, 2026, loans receivable decreased $121,635,000, investment and mortgage-backed securities increased by $918,982,000, and FHLB stock increased by $58,283,000 while cash and cash equivalents increased by $12,489,000, in each case as compared to September 30, 2025.
Management believes the Company's cash and cash equivalents of $669,799,000 and shareholders’ equity of $2,981,283,000 as of March 31, 2026 will provide flexibility in managing the Company's interest rate risk going forward.

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

WAFD, INC. AND SUBSIDIARIES
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
Customer account balances have decreased by $313,485,000, or 1.5%, to $21,124,151,000 at March 31, 2026 compared with $21,437,636,000 at September 30, 2025. Total borrowings were $3,062,441,000 as of March 31, 2026, an increase from $1,765,604,000 at September 30, 2025, which were used for securities purchases during the fiscal year to date.
The Company's cash and cash equivalents totaled $669,799,000 at March 31, 2026, an increase from $657,310,000 at September 30, 2025. This increase is the result of normal transactions and activities.
The Company’s shareholders' equity at March 31, 2026 was $2,981,283,000, or 10.81% of total assets. This is a decrease of $58,292,000 from September 30, 2025 when shareholders' equity was $3,039,575,000, or 11.38% of total assets. The Company’s shareholders' equity was impacted in the six months ended March 31, 2026 by net income of $129,744,000, the payment of $40,519,000 in common stock dividends, the payment of $7,313,000 in preferred stock dividends, treasury stock purchases of $145,224,000, as well as a decrease in other comprehensive income of $1,865,000. The tier 1 leverage ratio at March 31, 2026 was 9.10%. Management believes the Company's strong equity position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

WAFD, INC. AND SUBSIDIARIES
As of March 31, 2026 and September 30, 2025, the Company and the Bank met all capital adequacy requirements to which they are subject, and the Bank's regulators categorized it as well capitalized under the regulatory framework for prompt corrective action.

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

March 31, 2026
Common Equity Tier I risk-based capital ratio:
The Company	$2,145,959	11.35%	4.50%	NA
The Bank	2,461,274	13.03%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	2,445,959	12.94%	6.00%	NA
The Bank	2,461,274	13.03%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,717,601	14.37%	8.00%	NA
The Bank	2,680,810	14.19%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	2,445,959	9.10%	4.00%	NA
The Bank	2,461,274	9.17%	4.00%	5.00%

September 30, 2025
Common Equity Tier 1 risk-based capital ratio:
The Company	$2,202,901	11.77%	4.50%	NA
The Bank	2,506,271	13.40%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	2,502,901	13.37%	6.00%	NA
The Bank	2,506,271	13.40%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,770,166	14.80%	8.00%	NA
The Bank	2,721,890	14.55%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	2,502,901	9.59%	4.00%	NA
The Bank	2,506,271	9.61%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents - Cash and cash equivalents were $669,799,000 at March 31, 2026, an increase of $12,489,000, or 1.9%, since September 30, 2025. This increase was the result of normal transactions and activities.

Available-for-sale and held-to-maturity investment securities - AFS securities increased $819,057,000, or 23.2%, during the six months ended March 31, 2026, a result of securities purchases of $1,067,724,000 offset by unrealized losses during the period of $7,559,000, a reclassification of loss into earnings from AFS securities hedging derivatives of $6,989,000 and principal repayments and maturities of $247,515,000. During the same period, the balance of HTM securities increased by $99,925,000 due to purchases of $141,063,000, offset by principal pay-downs and maturities of $41,409,000. As of March 31, 2026, the Company had a total net unrealized loss on AFS securities of $16,815,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

WAFD, INC. AND SUBSIDIARIES
Substantially all of the Company’s HTM and AFS debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit or implicit guarantee of the U.S. government and have a long history of zero credit loss. The Company did not record an allowance for credit losses for HTM securities as of March 31, 2026 or September 30, 2025 as the investment portfolio consists primarily of U.S. government agency mortgage-backed securities that management deems to have immaterial risk of loss. The impact going forward will depend on the composition, characteristics, and credit quality of the securities portfolios as well as the economic conditions at future reporting periods. The Company does not believe that any of its AFS debt securities had credit loss impairment as of March 31, 2026 or September 30, 2025, therefore, no allowance was recorded.

Loans receivable - Loans receivable, net of related contra accounts, decreased by $121,635,000 to $19,966,983,000 at March 31, 2026, compared to $20,088,618,000 at September 30, 2025. The decrease was primarily loan principal repayments of $2,479,022,000 outpacing originations, net of loans-in-process, of $2,371,682. Commercial loan originations accounted for 95% of total originations and consumer loan originations were 5% for the quarter. The Company continues to focus on commercial lending, coupled with growing economies in all major markets in which we operate.
The following table shows the loan portfolio by category and the change from prior fiscal year end.

	March 31, 2026		September 30, 2025		Change
	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$4,750,092	22.2%	$4,718,480	22.2%	$31,612	0.7%
Commercial real estate	3,670,285	17.1	3,604,600	16.9	65,685	1.8
Commercial & industrial	2,798,568	13.1	2,392,685	11.3	405,883	17.0
Construction	1,955,180	9.1	1,756,890	8.3	198,290	11.3
Land - acquisition & development	197,044	0.9	179,099	0.8	17,945	10.0
Total commercial loans	13,371,169	62.4	12,651,754	59.5	719,415	5.7
Consumer loans
Single-family residential	7,618,273	35.5	8,053,771	37.8	(435,498)	(5.4)
Construction - custom	69,520	0.3	150,237	0.7	(80,717)	(53.7)
Land - consumer lot loans	77,275	0.4	89,298	0.4	(12,023)	(13.5)
HELOC	252,319	1.2	267,871	1.3	(15,552)	(5.8)
Consumer	54,649	0.2	61,461	0.3	(6,812)	(11.1)
Total consumer loans	8,072,036	37.6	8,622,638	40.5	(550,602)	(6.4)
Total gross loans	21,443,205	100%	21,274,392	100%	168,813	0.8
Less:
Allowance for credit losses on loans	201,950		199,720		2,230	1.1
Loans in process	1,063,129		773,606		289,523	37.4
Net deferred fees, costs and discounts	211,143		212,448		(1,305)	(0.6)
Total loan contra accounts	1,476,222		1,185,774		290,448	24.5
Net loans	$19,966,983		$20,088,618		$(121,635)	(0.6)%

WAFD, INC. AND SUBSIDIARIES

The following tables provide information regarding loans receivable by loan class and geography.

March 31, 2026	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	(In thousands)
Washington	$510,089	$486,043	$938,493	$225,343	$53,998	$3,091,980	$21,100	$41,223	$16,378	$130,089	$5,514,736
California	998,452	262,747	159,968	14,809	—	1,308,631	—	—	7,948	548	2,753,103
Oregon	677,259	375,749	236,017	105,877	30,640	837,521	4,148	9,572	235	33,261	2,310,279
Arizona	643,819	578,827	125,513	124,179	8,664	729,653	5,091	12,671	5,098	32,928	2,266,443
Utah	660,585	288,468	167,997	64,758	48,003	543,106	6,743	1,147	17,460	12,508	1,810,775
Texas	570,606	805,922	680,784	267,852	8,022	133,957	—	85	6	4,777	2,472,011
New Mexico	196,779	307,175	25,781	62,238	3,328	197,654	1,204	1,957	482	8,388	804,986
Idaho	217,430	160,877	47,195	65,516	10,476	369,656	581	6,033	40	19,706	897,510
Nevada	158,209	181,100	146,983	1,084	5,435	284,983	—	4,075	2,017	10,145	794,031
Other	39,371	205,775	262,402	25,301	—	4,190	—	—	5,018	3,002	545,059
	$4,672,599	$3,652,683	$2,791,133	$956,957	$168,566	$7,501,331	$38,867	$76,763	$54,682	$255,352	$20,168,933

Percentage by geographic area
March 31, 2026	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	As % of total gross loans
Washington	2.4%	2.4%	4.6%	1.1%	0.3%	15.3%	0.2%	0.2%	0.1%	0.7%	27.3%
California	5.0	1.3	0.8	0.1	—	6.5	—	—	—	—	13.7
Oregon	3.4	1.9	1.2	0.5	0.2	4.2	—	—	—	0.1	11.5
Arizona	3.1	2.9	0.6	0.6	—	3.6	—	0.2	—	0.2	11.2
Utah	3.3	1.4	0.8	0.3	0.2	2.7	—	—	0.2	0.1	9.0
Texas	2.8	4.0	3.4	1.4	—	0.7	—	—	—	—	12.3
New Mexico	1.0	1.6	0.1	0.3	—	1.0	—	—	—	—	4.0
Idaho	1.1	0.8	0.2	0.3	0.1	1.8	—	—	—	0.1	4.4
Nevada	0.8	0.9	0.7	—	—	1.4	—	—	—	0.1	3.9
Other	0.3	0.9	1.4	0.1	—	—	—	—	—	—	2.7
	23.2%	18.1%	13.8%	4.7%	0.8%	37.2%	0.2%	0.4%	0.3%	1.3%	100%

Percentage by geographic area as a % of each loan type
March 31, 2026	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC
	As % of total gross loans
Washington	10.9%	13.3%	33.6%	23.6%	32.0%	41.2%	54.3%	53.7%	30.0%	50.9%
California	21.4	7.2	5.7	1.5	—	17.4	—	—	14.5	0.2
Oregon	14.5	10.3	8.4	11.1	18.2	11.2	10.7	12.5	0.4	13.0
Arizona	13.8	15.8	4.5	13.0	5.1	9.8	13.1	16.5	9.3	12.9
Utah	14.1	7.9	6.1	6.8	28.5	7.2	17.3	1.5	31.9	4.9
Texas	12.2	22.1	24.4	28.0	4.8	1.8	—	0.1	—	1.9
New Mexico	4.2	8.4	0.9	6.5	2.0	2.6	3.1	2.5	0.9	3.3
Idaho	4.7	4.4	1.7	6.8	6.2	4.9	1.5	7.9	0.1	7.7
Nevada	3.4	5.0	5.3	0.1	3.2	3.8	—	5.3	3.7	4.0
Other	0.8	5.6	9.4	2.6	—	0.1	—	—	9.2	1.2
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

WAFD, INC. AND SUBSIDIARIES

The following table shows the geographic distribution by state of the loan portfolio and the change from the prior fiscal year end.

	March 31, 2026	September 30, 2025	Change
Washington	27.3%	27.6%	(0.3)
California	13.7	14.0	(0.3)
Oregon	11.5	12.2	(0.7)
Arizona	11.2	11.3	(0.1)
Utah	9.0	9.4	(0.4)
Texas	12.3	11.4	0.9
New Mexico	4.0	3.9	0.1
Idaho	4.4	4.5	(0.1)
Nevada	3.9	4.0	(0.1)
Other[1]	2.7	1.7	1.0
	100%	100%
[1]Includes loans from outside of our nine state footprint.

Non-performing assets - Non-performing assets decreased $11,038,000 during the six months ended March 31, 2026 to $131,984,000 from $143,022,000 at September 30, 2025. The change is due to a $4,769,000 decrease in non-accrual loans combined with a $2,959,000 decrease in real estate owned and a $3,310,000 decrease in other property owned. Non-performing assets as a percentage of total assets was 0.48% at March 31, 2026 compared to 0.54% at September 30, 2025.

The following table sets forth information regarding non-performing assets.

	March 31, 2026		September 30, 2025
	($ in thousands)
Non-accrual loans:
Multi - family	$34,385	27.8%	$19,121	14.9%
Commercial real estate	4,682	3.8	69,972	54.4
Commercial & industrial	54,728	44.0	11,047	8.6
Construction	—	—	3,400	2.6
Land - acquisition & development	—	—	—	—
Single-family residential	28,188	22.8	23,741	18.5
Construction - custom	760	0.6	760	0.6
Land - consumer lot loans	325	0.3	23	—
HELOC	593	0.5	412	0.3
Consumer	198	0.2	152	0.1
Total non-accrual loans	123,859	100%	128,628	100%
Real estate owned	8,125		11,084
Other property owned	—		3,310
Total non-performing assets	$131,984		$143,022
Total non-performing assets as a percentage of total assets	0.48%		0.54%

WAFD, INC. AND SUBSIDIARIES
The Company would have recognized interest income of $3,916,000 for the six months ended March 31, 2026 had non-accrual loans performed according to their original contract terms. In addition to the non-accrual loans reflected in the above table, the Company had $404,010,000 of loans that were less than 90 days delinquent at March 31, 2026 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs as a percent of total assets would have increased to 1.94% at March 31, 2026. For the six months ended March 31, 2026, the Company recognized $844,000 in interest income on cash payments received from borrowers on non-accrual loans.

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

	March 31, 2026		September 30, 2025		Change
Allowance for credit losses:	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$25,923	12.8%	$25,953	13.0%	$(30)	(0.1)%
Commercial real estate	41,503	20.6	41,988	21.0	(485)	(1.2)
Commercial & industrial	68,662	33.9	59,163	29.6	9,499	16.1
Construction	16,712	8.3	18,136	9.1	(1,424)	(7.9)
Land - acquisition & development	7,692	3.9	6,894	3.5	798	11.6
Total commercial loans	160,492	79.5	152,134	76.2	8,358	5.5
Consumer loans
Single-family residential	33,679	16.7	38,880	19.5	(5,201)	(13.4)
Construction - custom	302	—	610	0.3	(308)	(50.5)
Land - consumer lot loans	1,821	0.9	2,104	1.1	(283)	(13.5)
HELOC	2,850	1.5	3,069	1.5	(219)	(7.1)
Consumer	2,806	1.4	2,923	1.5	(117)	(4.0)
Total consumer loans	41,458	20.5	47,586	23.8	(6,128)	(12.9)
Total allowance for loan losses	201,950	100.0%	199,720	100.0%	2,230	1.1
Reserve for unfunded commitments	22,500		21,500		1,000	4.7
Total allowance for credit losses	$224,450		$221,220		$3,230	1.5%

Management believes the allowance for credit losses of $224,450,000, or 1.05% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E and Note I for further details of the allowance for loan losses and reserve for unfunded commitments as of and for the periods ended March 31, 2026 and September 30, 2025.

Real estate owned ("REO") - REO decreased during the six months ended March 31, 2026 by $2,959,000 to $8,125,000. The decrease was due to the sale of properties.

WAFD, INC. AND SUBSIDIARIES
Intangible assets - Intangible assets increased to $445,511,000 as of March 31, 2026 from $442,093,000 as of September 30, 2025 as the result of small acquisitions made by the Company's insurance subsidiary. This was offset by normal amortization.

Customer accounts - Customer accounts decreased $313,485,000, or 1.5%, to $21,124,151,000 at March 31, 2026 compared with $21,437,636,000 at September 30, 2025. Transaction accounts increased by $440,389,000 or 3.6% during that period, while time deposits decreased $753,874,000, or 8.3%, consistent with our strategy to shift away from time deposits in favor of transaction accounts.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	March 31, 2026			September 30, 2025
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$2,577,976	12.2%	—%	$2,567,539	12.0%	—%
Interest checking	5,151,103	24.3	2.37	4,865,808	22.7	2.55
Savings	726,630	3.6	0.29	701,558	3.3	0.22
Money market	4,291,212	20.2	2.01	4,171,627	19.4	2.14
Time deposits	8,377,230	39.7	3.55	9,131,104	42.6	3.74
Total	$21,124,151	100%	2.41%	$21,437,636	100%	2.60%

Borrowings - Borrowings were $3,114,548,000 as of March 31, 2026, an increase from $1,817,249,000 as of September 30, 2025. The increase was utilized to support asset growth. The weighted average effective rate for borrowings was 3.01% as of March 31, 2026 and 2.50% at September 30, 2025.

Shareholders' equity - The Company’s shareholders' equity at March 31, 2026 was $2,981,283,000, or 10.81% of total assets. This is a decrease of $58,292,000 from September 30, 2025 when shareholders' equity was $3,039,575,000, or 11.38% of total assets. The Company’s shareholders' equity was impacted in the six months ended March 31, 2026 by net income of $129,744,000, the payment of $40,519,000 in common stock dividends, payment of $7,313,000 in preferred stock dividends, treasury stock purchases of $145,224,000, as well as a decrease in other comprehensive income of $1,865,000.

RESULTS OF OPERATIONS

Net Income - The Company recorded net income of $65,548,000 for the three months ended March 31, 2026 compared to $56,252,000 for the prior year quarter. All driving factors are described below.
Net Interest Income - For the three months ended March 31, 2026, net interest income was $177,570,000, which is an increase of $16,660,000 from the same quarter of the prior year. Net interest margin increased to 2.81% for the quarter ended March 31, 2026 compared to 2.55% for the quarter ended March 31, 2025. The increase in net interest income is largely due to decreased rates on interest-bearing liabilities partially offset by the decrease in rate earned on interest-earning assets. The rate paid on interest-bearing liabilities decreased by 50 basis points while the rate earned on interest-earning assets fell by 19 basis points.

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

WAFD, INC. AND SUBSIDIARIES
Rate / Volume Analysis:

	Comparison of Three Months Ended 3/31/2026 and 3/31/2025			Comparison of Six Months Ended 3/31/2026 and 3/31/2025
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans receivable	$(13,323)	$(6,606)	$(19,929)	$(27,034)	$(15,285)	$(42,319)
Mortgage-backed securities	19,061	1,354	20,415	37,710	3,270	40,980
Investments (1)	(9,481)	(2,355)	(11,836)	(27,320)	(5,312)	(32,632)
All interest-earning assets	(3,743)	(7,607)	(11,350)	(16,644)	(17,327)	(33,971)
Interest expense:
Customer accounts	(2,909)	(23,040)	(25,949)	(3,551)	(48,334)	(51,885)
Borrowings	1,296	(3,357)	(2,061)	(4,878)	(9,548)	(14,426)
All interest-bearing liabilities	(1,613)	(26,397)	(28,010)	(8,429)	(57,882)	(66,311)
Change in net interest income	$(2,130)	$18,790	$16,660	$(8,215)	$40,555	$32,340
___________________
(1)Includes interest on cash equivalents and dividends on FHLB stock.
Provision for Credit Losses - The Company recorded a $4,000,000 provision for credit losses for the three months ended March 31, 2026, compared with $2,750,000 provision for credit losses for the three months ended March 31, 2025. The provision recorded in the three months ended March 31, 2026 was the result of increased commercial originations during the quarter. This provision increased the reserve to 1.05% of gross loans compared with 1.01% at March 31, 2025.

Non-Interest Income - The results for the three months ended March 31, 2026 included total non-interest income of $19,813,000 compared to $18,881,000 for the same period one year ago, a $932,000 increase. The increase was primarily due to increased fee income on loans and deposits.

Non-Interest Expense - Non-interest expense was $109,857,000 for the three months ended March 31, 2026, an increase of $5,025,000 from $104,832,000 for the prior year quarter, largely a result of increased compensation and technology expenses, reflecting annual merit increases and continued investment in operational efficiency. Non-interest expense for the three months ended March 31, 2026 and March 31, 2025 equaled 1.61% and 1.53%, respectively, of average assets.

Gain (Loss) on Real Estate Owned - Results for the three months ended March 31, 2026 include a net gain on REO of $280,000, compared to a net loss of $199,000 for the prior year quarter.

Income Tax Expense - Income tax expense totaled $18,258,000 for the three months ended March 31, 2026, compared to $15,758,000 for the prior year quarter. The effective tax rate was 21.79% and 21.88% for the three months ended March 31, 2026 and March 31, 2025, respectively. The Company’s effective tax rate varies from the statutory rate mainly due to state taxes, tax-exempt income, tax-credit investments, miscellaneous non-deductible expenses and discrete tax adjustments for prior periods.

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

The amortization of LIHTC investments is a component of our income tax expense and therefore also reflected in the Income Tax Expense line. We expect the total amount of amortization expense that will be recognized during this fiscal year is approximately $15.9 million.

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

We anticipate that our next CRA exam will occur sometime in 2027. If the Bank were to receive a “Needs to Improve” rating in future exams, it could result in restrictions on certain expansionary activity, including mergers and acquisitions and the establishment and relocation of bank branches, result in a loss of expedited processing of applications to undertake certain activities have an impact on our relationships with certain states, counties, municipalities or other public agencies to the extent applicable law, regulation or policy limits, restricts or influences whether such entity may do business with a company that has a below “Satisfactory” rating. In addition, a "Needs to Improve" rating could also negatively affect our reputation, business, financial condition and results of operations.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended March 31, 2026.

Period	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2026 to January 31, 2026	715,485	$32.18	712,072	5,544,064
February 1, 2026 to February 28, 2026	510,023	32.35	509,257	9,500,181
March 1, 2026 to March 31, 2026	1,512,588	31.53	1,507,512	7,992,669
Total	2,738,096	$31.85	2,728,841	7,992,669
(1)The Company's stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 91,421,638 shares have been authorized for repurchase. This includes the 4,500,000 additional shares authorized by the Board of Directors on February 3, 2026.
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

Director Resignation - On May 1, 2026, Mr. Shawn Bice notified the Company’s Board that he is resigning from service as a director of the Company, effective immediately. With the resignation, Mr. Bice also resigned from his position as the chair of the Board’s Technology Committee. Mr. Bice’s resignation was not the result of any disagreement with the Company on any matter relating to the operations, policies, or practices of the Company. Rather, Mr. Bice resigned in connection with his acceptance of a new position with another employer, which will limit his ability to continue his service on the Board.

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

May 5, 2026	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL Vice Chair, President & Chief Executive Officer
(Principal Executive Officer)

May 5, 2026	/S/ KELLI J. HOLZ
KELLI J. HOLZ Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 5, 2026	/S/ BLAYNE A. SANDEN
BLAYNE A. SANDEN Senior Vice President and Principal Accounting Officer
(Principal Accounting Officer)