Form 10-Q
period 2026-06-30
WAFD INC
filed 2026-08-04
CIK 936528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

The registrant had outstanding 73,995,238 shares of common stock as of July 31, 2026.

WAFD, INC. AND SUBSIDIARIES

PART I – Financial Information
Item 1. Financial Statements
WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

	June 30, 2026	September 30, 2025
	(In thousands, except share data)
ASSETS
Cash and cash equivalents	$676,467	$657,310
Available-for-sale securities, at fair value	4,190,263	3,533,201
Held-to-maturity securities, at amortized cost	858,261	645,802
Loans receivable, net of allowance for loan losses of $214,831 and $199,720	20,017,876	20,088,618
Interest receivable	99,120	98,589
Premises and equipment, net	291,606	261,271
Real estate owned	8,179	11,084
FHLB stock	155,392	88,068
Bank owned life insurance	281,131	275,159
Intangible assets, including goodwill of $418,447 and $414,722	443,670	442,093
Federal and state income tax assets	110,616	112,784
Other assets	464,389	485,720
	$27,596,970	$26,699,699
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Customer accounts
Transaction deposit accounts	$12,745,791	$12,306,532
Time deposit accounts	8,186,284	9,131,104
	20,932,075	21,437,636
Borrowings	3,263,359	1,765,604
Junior subordinated debentures	52,338	51,645
Advance payments by borrowers for taxes and insurance	36,094	59,845
Federal and state income tax liabilities	158	—
Accrued expenses and other liabilities	290,377	345,394
	24,574,401	23,660,124
Commitments and contingencies (see Note I)
Shareholders’ equity
Preferred stock, $1.00 par value, 5,000,000 shares authorized; 300,000 and 300,000 shares issued; 300,000 and 300,000 shares outstanding	300,000	300,000
Common stock, $1.00 par value, 300,000,000 shares authorized; 154,862,525 and 154,408,001 shares issued; 73,954,133 and 78,186,520 shares outstanding	154,863	154,408
Additional paid-in capital	2,175,267	2,163,276
Accumulated other comprehensive income (loss), net of taxes	48,087	56,950
Treasury stock, at cost; 80,908,392 and 76,221,481 shares	(1,886,075)	(1,740,761)
Retained earnings	2,230,427	2,105,702
	3,022,569	3,039,575
	$27,596,970	$26,699,699
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except share data)		(In thousands, except share data)
INTEREST INCOME
Loans receivable	$267,243	$279,476	$793,598	$848,150
Mortgage-backed securities	46,569	27,855	129,812	70,118
Investment securities and cash equivalents	18,313	24,383	55,945	94,647
	332,125	331,714	979,355	1,012,915
INTEREST EXPENSE
Customer accounts	123,079	146,735	385,292	460,833
Borrowings and junior subordinated debentures	27,708	16,991	64,044	67,753
	150,787	163,726	449,336	528,586
Net interest income	181,338	167,988	530,019	484,329
Provision for credit losses	11,000	2,000	18,500	4,750
Net interest income after provision	170,338	165,988	511,519	479,579

NON-INTEREST INCOME
Gain on sale of investment securities	112	—	112	20
Gain (loss) on termination of hedging derivatives	(12)	56	438	126
Loan fee income	2,181	1,650	5,751	4,807
Deposit fee income	8,142	7,588	23,674	21,691
Other income	13,755	8,979	34,271	26,212
Total non-interest income	24,178	18,273	64,246	52,856

NON-INTEREST EXPENSE
Compensation and benefits	57,399	53,481	168,709	166,118
Occupancy	11,842	11,755	34,723	34,042
FDIC insurance premiums	5,542	5,150	15,992	15,800
Product delivery	7,067	6,621	20,751	19,313
Information technology	16,157	15,022	46,460	43,695
Other expense	12,327	12,298	39,277	41,502
Total non-interest expense	110,334	104,327	325,912	320,470
Gain (loss) on real estate owned, net	167	(176)	603	54
Income before income taxes	84,349	79,758	250,456	212,019
Income tax expense	18,219	17,806	54,582	46,548
Net income	66,130	61,952	195,874	165,471
Dividends on preferred stock	3,656	3,656	10,969	10,968
Net income available to common shareholders	$62,474	$58,296	$184,905	$154,503

PER SHARE DATA
Basic earnings per common share	$0.85	$0.73	$2.45	$1.91
Diluted earnings per common share	0.84	0.73	2.45	1.91
Dividends paid on common stock per share	0.27	0.27	0.81	0.80
Basic weighted average shares outstanding	73,901,725	79,888,520	75,458,381	80,748,838
Diluted weighted average shares outstanding	74,046,838	79,907,672	75,553,798	80,821,807
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
	2026	2025
	(In thousands)
Net income	$66,130	$61,952
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $5,350 and $(1,443)	(17,320)	4,672
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $0 and $0	—	—
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	(17,320)	4,672

Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $(1,668) and $3,313	5,400	(10,727)
Reclassification adjustment of net (gain) loss included in net income during the period from mortgage backed securities fair value hedges, net of tax of $(1,520) and $1,179	4,922	(3,818)
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	10,322	(14,545)

Other comprehensive income (loss)	(6,998)	(9,873)
Comprehensive income	$59,132	$52,079

	Nine Months Ended June 30,
	2026	2025
	(In thousands)
Net income	$195,874	$165,471
Other comprehensive income (loss) net of tax:
Net unrealized gain (loss) during the period on available-for-sale investment securities, net of tax of $7,133 and $(1,445)	(23,093)	4,678
Reclassification adjustment of net (gain) loss from sale of available-for-sale securities included in net income, net of tax of $5 and $76	(15)	(246)
Net unrealized gain (loss) from investment securities, net of reclassification adjustment	(23,108)	4,432

Net unrealized gain (loss) during the period on borrowings cash flow hedges, net of tax of $(1,231) and $2,529	3,985	(8,187)
Reclassification adjustment of net (gain) loss included in net income during the period from hedging derivatives, net of tax of $(3,170) and $3,263	10,260	(10,565)
Net unrealized gain (loss) in cash flow hedging instruments, net of reclassification adjustment	14,245	(18,752)

Other comprehensive income (loss)	(8,863)	(14,320)
Comprehensive income	$187,011	$151,151
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at April 1, 2026	$300,000	$154,759	$2,169,653	$2,187,614	$55,085	$(1,885,828)	$2,981,283
Net income	—	—	—	66,130	—	—	66,130
Other comprehensive loss	—	—	—	—	(6,998)	—	(6,998)
Dividends on common stock ($0.27 per share)	—	—	—	(19,661)	—	—	(19,661)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Proceeds from stock issuances	—	110	3,304	—	—	—	3,414
Stock-based compensation expense	—	(6)	2,310	—	—	72	2,376
Treasury stock purchased	—	—	—	—	—	(319)	(319)
Balance at June 30, 2026	$300,000	$154,863	$2,175,267	$2,230,427	$48,087	$(1,886,075)	$3,022,569

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at April 1, 2025	$300,000	$154,355	$2,158,037	$2,032,563	$51,404	$(1,663,739)	$3,032,620
Net income	—	—	—	61,952	—	—	61,952
Other comprehensive loss	—	—	—	—	(9,873)	—	(9,873)
Dividends on common stock ($0.27 per share)	—	—	—	(21,244)	—	—	(21,244)
Dividends on preferred stock ($12.1875 per share)	—	—	—	(3,656)	—	—	(3,656)
Proceeds from stock issuances	—	30	776	—	—	—	806
Stock-based compensation expense	—	—	1,980	—	—	81	2,061
Treasury stock purchased	—	—	—	—	—	(48,341)	(48,341)
Balance at June 30, 2025	$300,000	$154,385	$2,160,793	$2,069,615	$41,531	$(1,711,999)	$3,014,325

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2025	$300,000	$154,408	$2,163,276	$2,105,702	$56,950	$(1,740,761)	$3,039,575
Net income	—	—	—	195,874	—	—	195,874
Other comprehensive loss	—	—	—	—	(8,863)	—	(8,863)
Dividends on common stock ($0.81 per share)	—	—	—	(60,181)	—	—	(60,181)
Dividends on preferred stock ($36.5625 per share)	—	—	—	(10,968)	—	—	(10,968)
Proceeds from stock issuances	—	159	4,653	—	—	—	4,812
Stock-based compensation expense	—	296	7,338	—	—	229	7,863
Treasury stock purchased	—	—	—	—	—	(145,543)	(145,543)
Balance at June 30, 2026	$300,000	$154,863	$2,175,267	$2,230,427	$48,087	$(1,886,075)	$3,022,569

(in thousands)	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at October 1, 2024	$300,000	$154,007	$2,150,675	$1,978,898	$55,851	$(1,639,131)	$3,000,300
Net income	—	—	—	165,471	—	—	165,471
Other comprehensive loss	—	—	—	—	(14,320)	—	(14,320)
Dividends on common stock ($0.80 per share)	—	—	—	(63,785)	—	—	(63,785)
Dividends on preferred stock ($36.5625 per share)	—	—	—	(10,969)	—	—	(10,969)
Proceeds from stock issuances	—	145	4,084	—	—	—	4,229
Stock-based compensation expense	—	233	6,034	—	—	224	6,491
Treasury stock purchased	—	—	—	—	—	(73,092)	(73,092)
Balance at June 30, 2025	$300,000	$154,385	$2,160,793	$2,069,615	$41,531	$(1,711,999)	$3,014,325

SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2026	2025
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$195,874	$165,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, accretion and other, net	13,066	10,963
Stock-based compensation expense	7,863	6,491
Provision (release) for credit losses	18,500	4,750
Loss (gain) on sale of investment securities	(112)	(20)
Net realized (gain) loss on sales of premises, equipment, and real estate owned	(7,529)	(602)
Impairment loss on premises and equipment	—	38
Decrease (increase) in accrued interest receivable	(531)	3,603
Decrease (increase) in federal and state income tax receivable	4,906	3,567
Decrease (increase) in cash surrender value of bank owned life insurance	(5,972)	(5,588)
Decrease (increase) in other assets	57,047	11,589
Increase (decrease) in federal and state income tax liabilities	158	—
Increase (decrease) in accrued expenses and other liabilities	(73,137)	(20,690)
Net cash provided by (used in) operating activities	210,133	179,572
CASH FLOWS FROM INVESTING ACTIVITIES
Origination of loans and principal repayments, net	39,664	778,608
Loans purchased	(10,198)	(140,336)
FHLB stock purchased	(550,697)	(355,873)
FHLB stock redeemed	483,373	355,592
Available-for-sale securities purchased	(1,161,720)	(1,218,796)
Principal payments and maturities of available-for-sale securities	408,047	412,578
Proceeds from sales of available-for-sale securities	77,171	797
Held-to-maturity securities purchased	(278,367)	(114,182)
Principal payments and maturities of held-to-maturity securities	66,361	38,269
Proceeds from sales of real estate owned	5,605	2,865
Equity method investments purchased	(1,000)	(3,575)
Net cash received (paid) in business combinations	(5,400)	(360)
Proceeds from sales of premises and equipment	11,141	1,689
Premises and equipment purchased and REO improvements	(28,764)	(16,931)
Net cash provided by (used in) investing activities	(944,784)	(259,655)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customer accounts	(505,561)	12,601
Proceeds from borrowings	12,176,750	7,893,743
Repayments of borrowings	(10,681,750)	(9,226,844)
Proceeds from stock-based awards	4,214	3,571
Dividends paid on common stock	(60,181)	(63,785)
Dividends paid on preferred stock	(10,968)	(10,969)
Proceeds from employee stock purchases	598	658
Treasury stock purchased	(145,543)	(73,092)
Increase (decrease) in advances payments by borrowers for taxes and insurance	(23,751)	(27,650)
Net cash provided by (used in) financing activities	753,808	(1,491,767)
Increase (decrease) in cash and cash equivalents	19,157	(1,571,850)
Cash, cash equivalents and restricted cash at beginning of period	657,310	2,381,102
Cash, cash equivalents and restricted cash at end of period	$676,467	$809,252
(CONTINUED)
SEE NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

WAFD, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended June 30,
	2026	2025
	(In thousands)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing activities
Real estate acquired through foreclosure	$21,152	$5,583
Accounts payable related to subsidiary assets and intangibles acquired	2,050	—
Non-cash financing activities
Preferred stock dividend payable	3,656	3,656
Cash paid (received) during the period for
Interest	475,898	580,775
Income tax	37,702	31,203

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

Restricted Cash Balances - The Company was not required to maintain cash reserve balances with the Federal Reserve Bank as of June 30, 2026. As of June 30, 2026 and September 30, 2025, the Company held counterparty cash collateral of $144,700,000 and $118,400,000, respectively, related to derivative contracts.

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
•Equity investments in qualified real estate funds can use the net asset value ("NAV") expedient for fair value measurement. Under this method, the NAV is determined by the fund as fair value for the investment. At June 30, 2026, equity investments held by the Company and recorded at NAV had a carrying amount of $34,901,510 and a remaining unfunded commitment of $11,205,846. These NAV based investments cannot be transferred without consent and we do not have redemption rights. Equity investments measured at NAV are not classified in the fair value hierarchy.

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The table below provides detail regarding the Company's intangible assets.

	Goodwill	Core Deposit and Other Intangibles	Total
	(In thousands)
Balance at September 30, 2025	$414,722	$27,371	$442,093
Additions	1,525	1,525	3,050
Amortization	—	(2,058)	(2,058)
Balance at December 31, 2025	416,247	26,838	443,085
Additions	2,200	2,200	4,400
Amortization	—	(1,974)	(1,974)
Balance at March 31, 2026	418,447	27,064	445,511
Additions	—	—	—
Amortization	—	(1,841)	(1,841)
Balance at June 30, 2026	$418,447	$25,223	$443,670

The table below presents the estimated future amortization expense of other intangibles for the next five years as of June 30, 2026.

Fiscal Year	Expected Expense
(In thousands)
2026	$1,728
2027	5,892
2028	5,530
2029	5,437
2030	2,654
Thereafter	3,982
Total Intangible Assets	$25,223

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

NOTE C – Dividends and Share Repurchases

On June 5, 2026, the Company paid a regular dividend on its common stock of $0.27 per share, which represented the 173rd consecutive quarterly cash dividend. Dividends per share were $0.27 for both the quarters ended June 30, 2026 and 2025.

For the three months ended June 30, 2026, the Company repurchased 8,806 shares of its common stock at an average per share price of $36.20 as a result of option exercise activity. For the nine months ended June 30, 2026, the Company repurchased 4,696,915 shares of its common stock at an average per share price of $30.99. Purchases were made both under the Company's Board of Directors (“Board”) approved publicly announced stock repurchase program, and outside the repurchase program, primarily consisting of the forfeiture and cancellation of shares upon vesting of restricted stock awards to pay required tax withholding obligations, and shares underlying stock options surrendered in payment of the exercise price and to pay required tax withholding obligations. In February 2026, the Board increased the number of shares authorized under the program to 10 million shares. As of June 30, 2026, there are 7,992,669 remaining shares authorized to be repurchased under the current Board approved stock repurchase program.

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

The following table is a summary of loans receivable by loan portfolio segment and class.

	June 30, 2026		September 30, 2025
Gross loans by category	(In thousands)		(In thousands)
Commercial loans
Multi-family	$4,721,719	21.8%	$4,718,480	22.2%
Commercial real estate	3,642,259	16.9	3,604,600	16.9
Commercial & industrial	3,110,005	14.4	2,392,685	11.3
Construction	2,144,343	9.9	1,756,890	8.3
Land - acquisition & development	219,267	1.0	179,099	0.8
Total commercial loans	13,837,593	64.0	12,651,754	59.5
Consumer loans
Single-family residential	7,389,117	34.2	8,053,771	37.8
Construction - custom	35,260	0.2	150,237	0.7
Land - consumer lot loans	72,451	0.3	89,298	0.4
HELOC	244,726	1.1	267,871	1.3
Consumer	54,245	0.2	61,461	0.3
Total consumer loans	7,795,799	36.0	8,622,638	40.5
Total gross loans	21,633,392	100%	21,274,392	100%
Less:
Allowance for credit losses on loans	214,831		199,720
Loans in process	1,186,436		773,606
Net deferred fees, costs and discounts	214,249		212,448
Total loan contra accounts	1,615,516		1,185,774
Net loans	$20,017,876		$20,088,618

Accrued interest receivable ("AIR") is excluded from the amortized cost basis of loans for disclosure purposes and from the calculations of estimated credit losses. As of June 30, 2026 and September 30, 2025, AIR for loans totaled $81,333,000 and $85,444,000, respectively, and is included in the Interest receivable line item balance on the Company’s Consolidated Statements of Financial Condition.

As of June 30, 2026, loans in the amount of $13,705,000,000 were pledged to secure borrowings and available lines of credit. None of the agencies to which we have pledged loans have the right to sell or re-pledge them.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table sets forth the amortized cost basis of non-accrual loans and loans 90 days or more past due and accruing.

	June 30, 2026			September 30, 2025
	(In thousands, except ratio data)
	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing	Non-accrual	Non-accrual with no ACL	90 days or more past due and accruing
Commercial loans
Multi-family	$34,249	$—	$—	$19,121	$—	$—
Commercial real estate	3,114	—	—	69,972	—	—
Commercial & industrial	65,741	—	—	11,047	—	—
Construction	—	—	—	3,400	—	—
Total commercial loans	103,104	—	—	103,540	—	—
Consumer loans
Single-family residential	22,445	—	—	23,741	—	—
Construction - custom	892	—	—	760	—	—
Land - consumer lot loans	239	—	—	23	—	—
HELOC	627	—	—	412	—	—
Consumer	262	—	—	152	—	—
Total consumer loans	24,465	—	—	25,088	—	—
Total non-accrual loans	$127,569	$—	$—	$128,628	$—	$—
% of total loans	0.63%			0.63%

The Company recognized interest income on non-accrual loans of approximately $1,264,000 in the nine months ended June 30, 2026 as a result of the collection of past due amounts. If these loans had been on accrual status and performed according to their original contract terms, the Company would have recognized interest income of approximately $5,681,000 for the nine months ended June 30, 2026. Interest cash flows collected on non-accrual loans vary from period to period as those loans are brought current or are paid off.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables provide details regarding loan delinquencies by loan portfolio and class.

June 30, 2026		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90+	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$4,645,902	$4,609,974	$—	$2,103	$33,825	$35,928	0.77%
Commercial real estate	3,626,043	3,616,011	700	9,332	—	10,032	0.28
Commercial & industrial	3,101,192	3,037,254	111	487	63,340	63,938	2.06
Construction	1,015,908	1,015,908	—	—	—	—	—
Land - acquisition & development	185,232	185,232	—	—	—	—	—
Total commercial loans	12,574,277	12,464,379	811	11,922	97,165	109,898	0.87
Consumer Loans
Single-family residential	7,268,163	7,230,764	9,865	6,307	21,227	37,399	0.51
Construction - custom	16,417	15,525	—	—	892	892	5.43
Land - consumer lot loans	71,982	71,386	336	21	239	596	0.83
HELOC	247,584	244,991	1,406	602	585	2,593	1.05
Consumer	54,284	53,711	221	88	264	573	1.06
Total consumer loans	7,658,430	7,616,377	11,828	7,018	23,207	42,053	0.55
Total Loans	$20,232,707	$20,080,756	$12,639	$18,940	$120,372	$151,951	0.75%
Delinquency %		99.25%	0.06%	0.08%	0.60%	0.75%

September 30, 2025		Days Delinquent Based on $ Amount of Loans					% based on $
Type of Loan	Loans Receivable (Amortized Cost)	Current	30	60	90+	Total Delinquent
	(In thousands, except ratio data)
Commercial Loans
Multi-family	$4,631,321	$4,610,677	$—	$12,482	$8,162	$20,644	0.45%
Commercial real estate	3,588,950	3,537,909	87	912	50,042	51,041	1.42
Commercial & industrial	2,386,363	2,385,178	52	1,088	45	1,185	0.05
Construction	1,105,101	1,105,101	—	—	—	—	—
Land - acquisition & development	139,922	139,922	—	—	—	—	—
Total commercial loans	11,851,657	11,778,787	139	14,482	58,249	72,870	0.61
Consumer Loans
Single-family residential	7,936,931	7,890,843	16,639	6,176	23,273	46,088	0.58
Construction - custom	78,243	77,483	—	—	760	760	0.97
Land - consumer lot loans	88,696	88,364	249	60	23	332	0.37
HELOC	271,286	269,104	1,432	384	366	2,182	0.80
Consumer	61,525	61,172	99	102	152	353	0.57
Total consumer loans	8,436,681	8,386,966	18,419	6,722	24,574	49,715	0.59
Total Loans	$20,288,338	$20,165,753	$18,558	$21,204	$82,823	$122,585	0.60%
Delinquency %		99.40%	0.09%	0.10%	0.41%	0.60%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Loans are considered collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. The following table presents the amortized basis of collateral-dependent loans by loan class and collateral type as of June 30, 2026.

Loan type	Residential Real Estate	Commercial Real Estate	General Business Assets
	($ in thousands)
Commercial loans
Multi-Family	$—	$34,248	$—
Commercial Real Estate	—	3,114	—
Commercial & Industrial	—	746	63,255
Total commercial loans	—	38,108	63,255
Consumer loans
Single-Family Residential	7,732	—	—
Construction - Custom	132	—	—
Land - Consumer Lot Loans	60	—	—
HELOC	86	—	—
Total consumer loans	8,010	—	—
Total Loans	$8,010	$38,108	$63,255

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

The following tables present the amortized basis of loans that were modified to borrowers experiencing financial difficulty during the three and nine month period ending June 30, 2026 by loan class and modification type. Modifications during the periods presented were term extensions or payment deferrals.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2026
Loan Class	Term Extension	Payment Deferral	% of Total Loan Class Balance	Wtd. Avg. Term Extension	Deferral Amount
	( in thousands)			(in months)	( in thousands)
Commercial real estate	19,327	—	0.53	3	—
Commercial & industrial	25,723	—	0.83	4	—
Total commercial loans	45,050	—	0.36	3	—
Total Loans	$45,050	$—	0.22%

	Three Months Ended June 30, 2025
Loan Class	Term Extension	Payment Deferral	% of Total Loan Class Balance	Wtd. Avg. Term Extension	Deferral Amount
	( in thousands)			(in months)	( in thousands)
Multi-family	$21,103	$—	0.43%	15	$—
Commercial real estate	14,953	—	0.41	6	—
Commercial & industrial	18,035	—	0.79	5	—
Construction	37,709	—	0.04	5	—
Total commercial loans	91,800	—	0.77	7	—
Single-Family Residential	—	8,283	0.10	0	110
Total consumer loans	—	8,283	0.10	0	$110
Total Loans	$91,800	$8,283	0.48%

	Nine Months Ended June 30, 2026
Loan Class	Term Extension	Payment Deferral	% of Total Loan Class Balance	Wtd. Avg. Term Extension	Deferral Amount
	( in thousands)			(in months)	(in thousands)
Commercial real estate	19,327	3,006	0.61	6	167
Commercial & industrial	51,853	—	1.67	8	—
Total commercial loans	71,180	3,006	0.59	7	167
Single-Family Residential	—	10,587	0.14	0	306
Total consumer loans	—	10,587	0.14	0	$306
Total Loans	$71,180	$13,593	0.41%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended June 30, 2025
Loan Class	Term Extension	Payment Deferral	% of Total Loan Class Balance	Wtd. Avg. Term Extension	Deferral Amount
	( in thousands)			(in months)	( in thousands)
Multi-family	$22,196	$—	0.46%	14	$—
Commercial real estate	20,346	—	0.56	11	—
Commercial & industrial	56,957	—	2.48	12	—
Construction	37,709	—	0.04	5	—
Total commercial loans	137,208	—	1.15	10	—
Single-Family Residential	449	8,283	0.11	6	236
Total consumer loans	449	8,283	0.11	6	$236
Total Loans	$137,657	$8,283	0.71%

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of modification efforts. Loans are considered to be in default at 90 or more days past due. The following table presents the performance of such loans that have been modified for the twelve months ended June 30, 2026 and June 30, 2025, respectively.

June 30, 2026		Days Delinquent
	Current	30	60	90+	Total
Commercial loans	( in thousands)
Multi-family	$—	$—	$—	$—	$—
Commercial real estate	22,333	—	—	—	22,333
Commercial & industrial	51,853	—	—	—	51,853
Construction	—	—	—	—	—
Total commercial loans	74,186	—	—	—	74,186

Consumer loans
Single-family residential	9,553	—	122	912	10,587
Total consumer loans	9,553	—	122	912	10,587
Total Loans	$83,739	$—	$122	$912	$84,773

June 30, 2025		Days Delinquent
	Current	30	60	90+	Total
Commercial loans	( in thousands)
Multi-family	$22,196	$—	$—	$—	$22,196
Commercial real estate	20,346	—	—	—	20,346
Commercial & industrial	59,592	350	—	—	59,942
Construction	37,709	—	—	—	37,709
Total commercial loans	139,843	350	—	—	140,193

Consumer loans
Single-family residential	9,049	—	—	—	9,049
Total consumer loans	9,049	—	—	—	9,049
Total Loans	$148,892	$350	$—	$—	$149,242

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Two single-family loans with a combined balance of $1,034,000 modified for borrowers experiencing financial difficulties were past due more than 30 days in the twelve months ended June 30, 2026. No loans modified for borrowers experiencing financial difficulties defaulted in the twelve months ended June 30, 2025.

The Company evaluates the credit quality of its loans based on regulatory risk ratings and also considers other factors. Based on this evaluation, the loans are assigned a grade and classified as follows:

•Pass – the credit does not meet one of the definitions below.

•Watch – A watch designation is one that deserves a higher level of scrutiny and monitoring due to either an event that has occurred or is expected to occur in the near future that will likely lead to further change in risk rating (either favorably or unfavorably). Watch loans possess some credit deficiency or potential weakness that deserve close attention but which do not yet appear to jeopardize repayment. The key distinctions of a watch designation are that the credit is performing normally, but there is an uncertain level of risk due to such factors as (1) lack of or slow generation/receipt of financial information, (2) a documentation defect that could jeopardize repayment in the future, (3) construction delays or delays in lease up/stabilization, (4) declining market trends, (5) global cash flow deficiency of guarantors, or (6) management deficiencies/turnover. A loan designated as a “watch” is not considered criticized.

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

The following tables present by primary credit quality indicator, loan class, and year of origination, the amortized cost basis of loans receivable as of June 30, 2026 and September 30, 2025.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2026	Term Loans Amortized Cost Basis by Origination Year
( in thousands)	YTD 2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$359,611	$66,644	$132,498	$368,604	$1,400,262	$1,847,050	$33,942	$—	$4,208,611
Watch	—	—	1,320	8,307	40,490	23,794	—	—	73,911
Special Mention	—	—	—	16,630	93,148	96,011	—	—	205,789
Substandard	—	1,674	—	9,653	51,263	91,667	1,002	—	155,259
Doubtful	—	—	—	—	—	2,332	—	—	2,332
Total	$359,611	$68,318	$133,818	$403,194	$1,585,163	$2,060,854	$34,944	$—	$4,645,902
Gross Charge-offs	—	—	—	—	—	81	—	—	81
Commercial real estate
Pass	$476,485	$287,440	$190,800	$206,589	$872,544	$1,343,301	$14,704	$17,437	$3,409,300
Watch	—	11,055	—	17,614	11,766	34,331	—	—	74,766
Special Mention	—	—	615	316	10,576	14,217	—	—	25,724
Substandard	—	—	—	23,077	4,895	88,267	—	14	116,253
Total	$476,485	$298,495	$191,415	$247,596	$899,781	$1,480,116	$14,704	$17,451	$3,626,043
Gross Charge-offs	—	878	—	—	—	79	—	—	957
Commercial & industrial
Pass	$600,743	$226,108	$60,447	$107,676	$123,511	$420,605	$1,159,036	$15,526	$2,713,652
Watch	—	935	4,205	—	23,518	3,003	45,872	—	77,533
Special Mention	1,834	27	—	3,556	2,582	995	85,997	—	94,991
Substandard	—	28,839	3,906	23,141	7,643	36,176	54,555	7,777	162,037
Doubtful	—	—	10	6	16,454	3	36,506	—	52,979
Total	$602,577	$255,909	$68,568	$134,379	$173,708	$460,782	$1,381,966	$23,303	$3,101,192
Gross Charge-offs	—	361	—	—	—	49	—	4,664	5,074
Construction
Pass	$171,087	$314,476	$80,325	$63,169	$178,670	$173	$70,452	$—	$878,352
Watch	218	776	—	—	—	—	—	—	994
Special Mention	4,171	2,579	—	20,798	57,222	—	51,792	—	136,562
Total	$175,476	$317,831	$80,325	$83,967	$235,892	$173	$122,244	$—	$1,015,908
Land - acquisition & development
Pass	$63,690	$51,108	$5,288	$3,729	$15,981	$35,033	$—	$—	$174,829
Watch	102	—	597	—	—	—	—	—	699
Special Mention	2,028	679	291	584	—	—	—	—	3,582
Substandard	—	—	5,914	—	—	208	—	—	6,122
Total	$65,820	$51,787	$12,090	$4,313	$15,981	$35,241	$—	$—	$185,232
Total commercial loans
Pass	$1,671,616	$945,776	$469,358	$749,767	$2,590,968	$3,646,162	$1,278,134	$32,963	$11,384,744
Watch	320	12,766	6,122	25,921	75,774	61,128	45,872	—	227,903
Special Mention	8,033	3,285	906	41,884	163,528	111,223	137,789	—	466,648
Substandard	—	30,513	9,820	55,871	63,801	216,318	55,557	7,791	439,671
Doubtful	—	—	10	6	16,454	2,335	36,506	—	55,311
Total	$1,679,969	$992,340	$486,216	$873,449	$2,910,525	$4,037,166	$1,553,858	$40,754	$12,574,277
Gross Charge-offs	$—	$1,239	$—	$—	$—	$209	$—	$4,664	$6,112

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2026	Term Loans Amortized Cost Basis by Origination Year
( in thousands)	YTD 2026	2025	2024	2023	2022	Prior to 2022	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$—	$186,447	$280,663	$675,312	$2,015,453	$4,072,889	$—	$—	$7,230,764
30 days past due	—	255	—	—	2,021	7,589	—	—	9,865
60 days past due	—	—	—	955	358	4,994	—	—	6,307
90+ days past due	—	—	197	1,368	4,436	15,226	—	—	21,227
Total	$—	$186,702	$280,860	$677,635	$2,022,268	$4,100,698	$—	$—	$7,268,163
Gross Charge-offs	—	—	—	—	—	82	—	—	82

Construction - custom
Current	$—	$14,614	$911	$—	$—	$—	$—	$—	$15,525
90+ days past due	—	—	—	132	760	—	—	—	892
Total	$—	$14,614	$911	$132	$760	$—	$—	$—	$16,417

Land - consumer lot loans
Current	$—	$4,684	$10,035	$6,948	$15,817	$33,902	$—	$—	$71,386
30 days past due	—	—	336	—	—	—	—	—	336
60 days past due	—	—	—	—	—	21	—	—	21
90+ days past due	—	—	—	60	124	55	—	—	239
Total	$—	$4,684	$10,371	$7,008	$15,941	$33,978	$—	$—	$71,982

HELOC
Current	$—	$—	$—	$—	$—	$5,144	$238,373	$1,474	$244,991
30 days past due	—	—	—	—	—	51	1,341	14	1,406
60 days past due	—	—	—	—	—	2	—	600	602
90+ days past due	—	—	—	—	—	130	412	43	585
Total	$—	$—	$—	$—	$—	$5,327	$240,126	$2,131	$247,584

Consumer
Current	$415	$43	$11	$16	$—	$26,701	$26,525	$—	$53,711
30 days past due	—	—	—	—	—	96	125	—	221
60 days past due	—	—	—	—	—	—	88	—	88
90+ days past due	—	—	—	—	—	34	230	—	264
Total	$415	$43	$11	$16	$—	$26,831	$26,968	$—	$54,284
Gross Charge-offs	—	—	—	—	—	5	1,537	19	1,561

Total consumer loans
Current	$415	$205,788	$291,620	$682,276	$2,031,270	$4,138,636	$264,898	$1,474	$7,616,377
30 days past due	—	255	336	—	2,021	7,736	1,466	14	11,828
60 days past due	—	—	—	955	358	5,017	88	600	7,018
90+ days past due	—	—	197	1,560	5,320	15,445	642	43	23,207
Total	$415	$206,043	$292,153	$684,791	$2,038,969	$4,166,834	$267,094	$2,131	$7,658,430
Gross Charge-offs	$—	$—	$—	$—	$—	$87	$1,537	$19	$1,643

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2025	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving to Term Loans	Total Loans
Commercial loans
Multi-family
Pass	$51,779	$91,285	$431,401	$1,521,149	$1,154,189	$1,066,496	$21,048	$—	$4,337,347
Special Mention	—	—	8,225	44,350	13,686	70,556	—	—	136,817
Substandard	2,334	—	9,166	51,486	12,661	78,158	1,002	—	154,807
Doubtful	—	—	—	—	—	2,350	—	—	2,350
Total	$54,113	$91,285	$448,792	$1,616,985	$1,180,536	$1,217,560	$22,050	$—	$4,631,321
Gross Charge-offs	182	—	—	—	271	102	—	—	555

Commercial real estate
Pass	$311,687	$226,269	$231,132	$997,347	$550,234	$987,607	$33,688	$1,098	$3,339,062
Special Mention	—	—	—	27,900	21,928	11,752	—	—	61,580
Substandard	—	—	15,484	15,035	83,665	71,343	—	—	185,527
Doubtful	—	—	—	—	—	2,781	—	—	2,781
Total	$311,687	$226,269	$246,616	$1,040,282	$655,827	$1,073,483	$33,688	$1,098	$3,588,950
Gross Charge-offs	—	—	—	163	—	9,489	—	—	9,652

Commercial & industrial
Pass	$263,637	$46,817	$113,824	$147,522	$227,043	$184,325	$1,066,532	$37,050	$2,086,750
Special Mention	—	1,975	—	16,396	—	16,176	10,451	—	44,998
Substandard	35,490	3,042	21,527	24,733	1,725	32,281	130,613	5,180	254,591
Loss	—	—	10	—	—	3	—	11	24
Total	$299,127	$51,834	$135,361	$188,651	$228,768	$232,785	$1,207,596	$42,241	$2,386,363
Gross Charge-offs	199	307	—	—	—	621	—	164	1,291

Construction
Pass	$169,743	$171,558	$221,207	$346,051	$66,878	$—	$116,245	$—	$1,091,682
Special Mention	—	—	—	4,435	—	—	—	—	4,435
Substandard	—	204	—	5,380	3,400	—	—	—	8,984
Total	$169,743	$171,762	$221,207	$355,866	$70,278	$—	$116,245	$—	$1,105,101

Land - acquisition & development
Pass	$48,379	$18,650	$11,026	$27,172	$33,060	$1,376	$—	$—	$139,663
Substandard	—	—	—	—	—	259	—	—	259
Total	$48,379	$18,650	$11,026	$27,172	$33,060	$1,635	$—	$—	$139,922

Total commercial loans
Pass	$845,225	$554,579	$1,008,590	$3,039,241	$2,031,404	$2,239,804	$1,237,513	$38,148	$10,994,504
Special Mention	—	1,975	8,225	93,081	35,614	98,484	10,451	—	247,830
Substandard	37,824	3,246	46,177	96,634	101,451	182,041	131,615	5,180	604,168
Doubtful	—	—	—	—	—	5,131	—	—	5,131
Loss	—	—	10	—	—	3	—	11	24
Total	$883,049	$559,800	$1,063,002	$3,228,956	$2,168,469	$2,525,463	$1,379,579	$43,339	$11,851,657
Gross Charge-offs	$381	$307	$—	$163	$271	$10,212	$—	$164	$11,498

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2025	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior to 2021	Revolving Loans	Revolving to Term Loans	Total Loans
Consumer loans
Single-family residential
Current	$202,919	$353,679	$786,634	$2,143,244	$1,912,465	$2,491,902	$—	$—	$7,890,843
30 days past due	402	949	1,751	1,061	7,107	5,369	—	—	16,639
60 days past due	—	376	965	692	339	3,804	—	—	6,176
90+ days past due	—	998	813	3,711	4,414	13,337	—	—	23,273
Total	$203,321	$356,002	$790,163	$2,148,708	$1,924,325	$2,514,412	$—	$—	$7,936,931
Gross Charge-offs	—	—	—	—	—	338	—	—	338

Construction - custom
Current	$34,932	$33,380	$5,256	$3,915	$—	$—	$—	$—	$77,483
90+ days past due	—	—	—	760	—	—	—	—	760
Total	$34,932	$33,380	$5,256	$4,675	$—	$—	$—	$—	$78,243

Land - consumer lot loans
Current	$6,175	$14,686	$9,091	$19,489	$20,373	$18,550	$—	$—	$88,364
30 days past due	—	—	—	55	194	—	—	—	249
60 days past due	—	—	60	—	—	—	—	—	60
90+ days past due	—	—	—	—	—	23	—	—	23
Total	$6,175	$14,686	$9,151	$19,544	$20,567	$18,573	$—	$—	$88,696

HELOC
Current	$—	$—	$—	$—	$—	$4,276	$262,581	$2,247	$269,104
30 days past due	—	—	—	—	—	145	1,183	104	1,432
60 days past due	—	—	—	—	—	181	203	—	384
90+ days past due	—	—	—	—	—	—	366	—	366
Total	$—	$—	$—	$—	$—	$4,602	$264,333	$2,351	$271,286

Consumer
Current	$158	$30	$17	$—	$7,507	$22,365	$31,095	$—	$61,172
30 days past due	—	—	—	—	—	—	99	—	99
60 days past due	—	—	—	—	—	52	50	—	102
90+ days past due	—	—	—	—	—	44	108	—	152
Total	$158	$30	$17	$—	$7,507	$22,461	$31,352	$—	$61,525
Gross Charge-offs	—	2	—	—	—	62	1,252	18	1,334

Total consumer loans
Current	$244,184	$401,775	$800,998	$2,166,648	$1,940,345	$2,537,093	$293,676	$2,247	$8,386,966
30 days past due	402	949	1,751	1,116	7,301	5,514	1,282	104	18,419
60 days past due	—	376	1,025	692	339	4,037	253	—	6,722
90+ days past due	—	998	813	4,471	4,414	13,404	474	—	24,574
Total	$244,586	$404,098	$804,587	$2,172,927	$1,952,399	$2,560,048	$295,685	$2,351	$8,436,681
Gross Charge-offs	$—	$2	$—	$—	$—	$400	$1,252	$18	$1,672

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE E – Allowance for Losses on Loans

For a detailed discussion of loans and credit quality, including accounting policies and the CECL methodology used to estimate the allowance for credit losses, see Note A "Summary of Significant Accounting Policies."

The following tables summarize the activity in the allowance for loan losses by loan portfolio segment and class.

Three Months Ended June 30, 2026	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$25,923	$—	$—	$(277)	$25,646
Commercial real estate	41,503	(957)	685	(459)	40,772
Commercial & industrial	68,662	(616)	16	16,831	84,893
Construction	16,712	—	—	1,383	18,095
Land - acquisition & development	7,692	—	6	762	8,460
Total commercial loans	160,492	(1,573)	707	18,240	177,866
Consumer loans
Single-family residential	33,679	—	11	(4,186)	29,504
Construction - custom	302	—	2	(176)	128
Land - consumer lot loans	1,821	—	—	(114)	1,707
HELOC	2,850	—	1	(87)	2,764
Consumer	2,806	(857)	90	823	2,862
Total consumer loans	41,458	(857)	104	(3,740)	36,965
Total ACL - loans	$201,950	$(2,430)	$811	$14,500	$214,831
1Provision & transfer amounts within the table do not include the provision recapture on unfunded commitments of $3,500,000.

Three Months Ended June 30, 2025	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$26,556	$(373)	$—	$623	$26,806
Commercial real estate	38,469	(5,097)	—	8,903	42,275
Commercial & industrial	60,147	(112)	201	(3,463)	56,773
Construction	19,406	—	—	(2,293)	17,113
Land - acquisition & development	6,703	—	6	(302)	6,407
Total commercial loans	151,281	(5,582)	207	3,468	149,374
Consumer loans
Single-family residential	40,963	—	105	(1,070)	39,998
Construction - custom	1,076	—	2	(332)	746
Land - consumer lot loans	2,415	—	—	(138)	2,277
HELOC	3,257	—	1	(136)	3,122
Consumer	3,717	(215)	41	(292)	3,251
Total consumer loans	51,428	(215)	149	(1,968)	49,394
Total ACL - Loans	$202,709	$(5,797)	$356	$1,500	$198,768
1Provision & transfer amounts within the table do not include the provision on unfunded commitments of $500,000.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nine Months Ended June 30, 2026	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$25,953	$(81)	$—	$(226)	$25,646
Commercial real estate	41,988	(957)	1,340	(1,599)	40,772
Commercial & industrial	59,163	(5,074)	159	30,645	84,893
Construction	18,136	—	—	(41)	18,095
Land - acquisition & development	6,894	—	122	1,444	8,460
Total commercial loans	152,134	(6,112)	1,621	30,223	177,866
Consumer loans
Single-family residential	38,880	(82)	23	(9,317)	29,504
Construction - custom	610	—	6	(488)	128
Land - consumer lot loans	2,105	—	—	(398)	1,707
HELOC	3,069	—	2	(307)	2,764
Consumer	2,922	(1,561)	214	1,287	2,862
Total consumer loans	47,586	(1,643)	245	(9,223)	36,965
Total ACL - loans	$199,720	$(7,755)	$1,866	$21,000	$214,831
[1]Provision & transfer amounts within the table do not include provision recapture on unfunded commitments of $2,500,000.

Nine Months Ended June 30, 2025	Beginning Allowance	Charge-offs	Recoveries	Provision & Transfers[1]	Ending Allowance
	(In thousands)
Commercial loans
Multi-family	$25,248	$(373)	$—	$1,931	$26,806
Commercial real estate	39,210	(9,652)	169	12,548	42,275
Commercial & industrial	58,748	(705)	243	(1,513)	56,773
Construction	22,267	—	—	(5,154)	17,113
Land - acquisition & development	7,900	—	25	(1,518)	6,407
Total commercial loans	153,373	(10,730)	437	6,294	149,374
Consumer loans
Single-family residential	40,523	(338)	568	(755)	39,998
Construction - custom	1,427	—	2	(683)	746
Land - consumer lot loans	2,564	—	1	(288)	2,277
HELOC	3,049	—	2	71	3,122
Consumer	2,817	(957)	280	1,111	3,251
Total consumer loans	50,380	(1,295)	853	(544)	49,394
Total ACL - Loans	$203,753	$(12,025)	$1,290	$5,750	$198,768
[1]Provision & transfer amounts within the table do not include the provision recapture on unfunded commitments of $1,000,000.

The Company recorded an $11,000,000 provision for credit losses for the three months ended June 30, 2026, compared with a $2,000,000 provision for the three months ended June 30, 2025. The provision in the three months ended June 30, 2026 was primarily the result of growth in the active loan portfolio, specifically C&I and Construction loans, in addition to concerns related to possible losses on adversely classified loans. The increase in the overall provision was offset by a decrease in the reserve for unfunded commitments. The Company recorded an $18,500,000 provision for credit losses for the nine months ended June 30, 2026 compared to $4,750,000 for the nine months ended June 30, 2025. The current fiscal year to date period also reflects growth in the active portfolio. Net charge-offs totaled $1,619,000 for the three months ended June 30, 2026,

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
compared to $5,441,000 of net charge-offs during the three months ended June 30, 2025. Net charge-offs totaled $5,889,000 for the nine months ended June 30, 2026, compared to $10,735,000 during the nine months ended June 30, 2025.

Non-performing assets were $135,748,000, or 0.5% of total assets, at June 30, 2026, compared to $143,022,000, or 0.5% of total assets, at September 30, 2025. Non-accrual loans were $127,569,000, or 0.6% of total loans at amortized cost, at June 30, 2026, compared to $128,628,000, or 0.6%, at September 30, 2025. Delinquencies, as a percent of total loans, were 0.8% at June 30, 2026, compared to 0.6% at September 30, 2025.

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

The following tables provide the amortized cost of loans receivable based on risk rating categories as previously defined.

June 30, 2026	Internally Assigned Grade
	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$4,208,611	$73,911	$205,789	$155,259	$2,332	$4,645,902
Commercial real estate	3,409,300	74,766	25,724	116,253	—	3,626,043
Commercial & industrial	2,713,652	77,533	94,991	162,037	52,979	3,101,192
Construction	878,352	994	136,562	—	—	1,015,908
Land - acquisition & development	174,829	699	3,582	6,122	—	185,232
Total commercial loans	11,384,744	227,903	466,648	439,671	55,311	12,574,277
Consumer loans
Single-family residential	7,245,719	—	—	22,444	—	7,268,163
Construction - custom	15,525	—	—	892	—	16,417
Land - consumer lot loans	71,743	—	—	239	—	71,982
HELOC	246,956	—	—	628	—	247,584
Consumer	54,022	—	—	262	—	54,284
Total consumer loans	7,633,965	—	—	24,465	—	7,658,430
Total	$19,018,709	$227,903	$466,648	$464,136	$55,311	$20,232,707

Total grade as a % of total loans at amortized cost	94.0%	1.1%	2.3%	2.3%	0.3%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2025	Internally Assigned Grade
	Pass	Special Mention	Substandard	Doubtful	Loss	Total Gross Loans
	(In thousands, except ratio data)
Loan type
Commercial loans
Multi-family	$4,337,347	$136,817	$154,807	$2,350	$—	$4,631,321
Commercial real estate	3,339,062	61,580	185,527	2,781	—	3,588,950
Commercial & industrial	2,086,750	44,998	254,591	—	24	2,386,363
Construction	1,091,682	4,435	8,984	—	—	1,105,101
Land - acquisition & development	139,663	—	259	—	—	139,922
Total commercial loans	10,994,504	247,830	604,168	5,131	24	11,851,657
Consumer loans
Single-family residential	7,913,120	—	23,811	—	—	7,936,931
Construction - custom	77,483	—	760	—	—	78,243
Land - consumer lot loans	88,613	—	83	—	—	88,696
HELOC	270,874	—	412	—	—	271,286
Consumer	61,406	—	119	—	—	61,525
Total consumer loans	8,411,496	—	25,185	—	—	8,436,681
Total loans	$19,406,000	$247,830	$629,353	$5,131	$24	$20,288,338

Total grade as a % of total loans at amortized cost	95.7%	1.2%	3.1%	—%	—%

The following tables provide information on the amortized cost of loans receivable based on borrower payment activity.

June 30, 2026	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$4,611,653	99.3%	$34,249	0.7%
Commercial real estate	3,622,929	99.9	3,114	0.1
Commercial & industrial	3,035,451	97.9	65,741	2.1
Construction	1,015,908	100.0	—	0.0
Land - acquisition & development	185,232	100.0	—	—
Total commercial loans	12,471,173	99.2	103,104	0.8
Consumer loans
Single-family residential	7,245,718	99.7	22,445	0.3
Construction - custom	15,525	94.6	892	5.4
Land - consumer lot loans	71,743	99.7	239	0.3
HELOC	246,957	99.7	627	0.3
Consumer	54,022	99.5	262	0.5
Total consumer loans	7,633,965	99.7	24,465	0.3
Total loans	$20,105,138	99.4%	$127,569	0.6%

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2025	Performing Loans		Non-Performing Loans
	Amount	% of Total Loans	Amount	% of Total Loans
	(In thousands, except ratio data)
Commercial loans
Multi-family	$4,612,200	99.6%	$19,121	0.4%
Commercial real estate	3,518,978	98.1	69,972	1.9
Commercial & industrial	2,375,316	99.5	11,047	0.5
Construction	1,101,701	99.7	3,400	0.3
Land - acquisition & development	139,922	100.0	—	—
Total commercial loans	11,748,117	99.1	103,540	0.9
Consumer loans
Single-family residential	7,913,190	99.7	23,741	0.3
Construction - custom	77,483	99.0	760	1.0
Land - consumer lot loans	88,673	100.0	23	—
HELOC	270,874	99.8	412	0.2
Consumer	61,373	99.8	152	0.2
Total consumer loans	8,411,593	99.7	25,088	0.3
Total loans	$20,159,710	99.4%	$128,628	0.6%

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

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets
Available-for-sale securities:
U.S. government and agency securities	$—	$190,897	$—	$190,897
Asset-backed securities	—	426,124	—	426,124
Municipal bonds	—	35,276	—	35,276
Corporate debt securities	—	160,563	—	160,563
Mortgage-backed securities
Agency pass-through certificates	—	3,377,403	—	3,377,403
Total available-for-sale securities	—	4,190,263	—	4,190,263
Client swap program hedges	—	37,009	—	37,009
Mortgage loan fair value hedges	—	10,034	—	10,034
Mortgage backed securities fair value hedges	—	1,947	—	1,947
Borrowings cash flow hedges	—	104,446	—	104,446
Total financial assets	$—	$4,343,699	$—	$4,343,699

Financial Liabilities
Client swap program hedges	$—	$37,088	$—	$37,088
Mortgage loan fair value hedges	—	2,825	—	2,825
Mortgage backed securities fair value hedges	—	3,728	—	3,728
Total financial liabilities	$—	$43,641	$—	$43,641

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

When management determines that the fair value of the collateral or the REO requires additional adjustments, either as a result of an updated appraised value or when there is no observable market price, the Company classifies the collateral dependent loan or REO as Level 3. Level 3 assets recorded at fair value on a nonrecurring basis at June 30, 2026 included loans for which an allowance was established or a partial charge-off was recorded based on the fair value of collateral, as well as real estate owned where the fair value of the property was less than the cost basis.

The following tables present the aggregated balance of assets that were measured at fair value on a nonrecurring basis at June 30, 2026 and June 30, 2025, and the total gains (losses) resulting from those fair value adjustments during the respective periods. The estimated fair value measurements are shown gross of estimated selling costs.

	June 30, 2026				Three Months Ended June 30, 2026	Nine Months Ended June 30, 2026
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Collateral dependent loans	$—	$—	$17,221	$17,221	$(2,226)	$(7,507)
Real estate owned	—	—	390	390	—	69
Balance at end of period	$—	$—	$17,611	$17,611	$(2,226)	$(7,438)

	June 30, 2025				Three Months Ended June 30, 2025	Nine Months Ended June 30, 2025
	Level 1	Level 2	Level 3	Total	Total Gains (Losses)
	(In thousands)				(In thousands)
Collateral dependent loans	$—	$—	$32,132	$32,132	$(5,750)	$(11,113)
Real estate owned	—	—	—	—	—	—
Balance at end of period	$—	$—	$32,132	$32,132	$(5,750)	$(11,113)

At June 30, 2026, there was $551,000 in foreclosed residential real estate properties held as REO. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process was $8,010,000.
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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		June 30, 2026		September 30, 2025
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
		($ in thousands)
Financial assets
Cash and cash equivalents	1	$676,467	$676,467	$657,310	$657,310
Available-for-sale securities
U.S. government and agency securities	2	190,897	190,897	235,919	235,919
Asset-backed securities	2	426,124	426,124	506,334	506,334
Municipal bonds	2	35,276	35,276	35,258	35,258
Corporate debt securities	2	160,563	160,563	152,537	152,537
Mortgage-backed securities
Agency pass-through certificates	2	3,377,403	3,377,403	2,603,153	2,603,153
Total available-for-sale securities		4,190,263	4,190,263	3,533,201	3,533,201
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	2	858,261	821,516	645,802	612,739
Total held-to-maturity securities		858,261	821,516	645,802	612,739

Loans receivable	3	20,017,876	19,663,857	20,088,618	19,681,909
FHLB stock	2	155,392	155,392	88,068	88,068
Other assets - client swap program hedges	2	37,009	37,009	37,347	37,347
Other assets - commercial fair value loan hedges	2	—	—	1,611	1,611
Other assets - mortgage loan fair value hedges	2	10,034	10,034	13,082	13,082
Other assets - mortgage backed securities fair value hedges	2	1,947	1,947	—	—
Other assets - borrowings cash flow hedges	2	104,446	104,446	99,231	99,231

Financial liabilities
Time deposits	2	8,186,284	8,167,373	9,131,104	9,121,470
Borrowings	2	3,263,359	3,260,689	1,765,604	1,755,130
Junior subordinated debentures	3	52,338	52,230	51,645	50,925
Other liabilities - client swap program hedges	2	37,088	37,088	37,818	37,818
Other liabilities - mortgage loan fair value hedges	2	2,825	2,825	20,426	20,426
Other liabilities - mortgage backed securities fair value hedges	2	3,728	3,728	15,086	15,086

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables provide details about the amortized cost and fair value of available-for-sale and held-to-maturity securities.

	June 30, 2026
	Amortized Cost	Gross Unrealized		Fair Value	Yield
		Gains	Losses
	($ in thousands)
Available-for-sale securities
U.S. government and agency securities due
Within 1 year	$1,129	$—	$(5)	$1,124	2.05%
1 to 5 years	306	—	(1)	305	4.25
5 to 10 years	127,047	175	(86)	127,136	4.20
Over 10 years	62,237	208	(113)	62,332	4.80
Asset-backed securities
Within 1 year	9,445	—	(143)	9,302	4.39
Over 10 years	416,906	855	(939)	416,822	4.69
Corporate debt securities due
1 to 5 years	90,572	464	(5,910)	85,126	4.90
5 to 10 years	79,352	—	(3,915)	75,437	3.94
Municipal bonds due
1 to 5 years	5,598	—	(96)	5,502	3.00
5 to 10 years	20,000	290	—	20,290	6.45
Over 10 years	9,698	—	(214)	9,484	4.59
Mortgage-backed securities
Agency pass-through certificates	3,407,456	22,301	(52,354)	3,377,403	3.93
	4,229,746	24,293	(63,776)	4,190,263	4.06
Held-to-maturity securities
Mortgage-backed securities
Agency pass-through certificates	858,261	2,367	(39,112)	821,516	4.22
	$5,088,007	$26,660	$(102,888)	$5,011,779	4.08%

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

The Company purchased $1,161,720,000 of AFS investment securities during the nine months ended June 30, 2026 and purchased $1,218,796,000 of AFS securities during the nine months ended June 30, 2025. There was $77,171,000 in sales of AFS securities during the nine months ended June 30, 2026 compared to $797,000 during the prior year's same period.

For HTM investment securities, there were $278,367,000 in purchases during the nine months ended June 30, 2026 and $114,182,000 in purchases during the nine months ended June 30, 2025. There were no sales of HTM investment securities during the nine months ended June 30, 2026 or June 30, 2025. Substantially all of the agency mortgage-backed securities have contractual maturity dates that exceed 25 years.

Accrued interest receivable ("AIR") is excluded from the amortized cost basis of debt securities disclosed throughout this note. For AFS securities, AIR totaled $14,748,000 and $11,057,000 as of June 30, 2026 and September 30, 2025, respectively. For HTM debt securities, AIR totaled $3,039,000 and $2,089,000 as of June 30, 2026 and September 30, 2025, respectively. AIR for securities is included in the Interest receivable line item balance on the Company’s Consolidated Statements of Financial Condition.
The following tables show the gross unrealized losses and fair value of securities as of June 30, 2026 and September 30, 2025, by length of time that individual securities in each category have been in a continuous loss position. There were 305 and 213 securities with an unrealized loss as of June 30, 2026 and September 30, 2025, respectively.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

June 30, 2026	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(575)	$29,425	$(9,250)	$120,674	$(9,825)	$150,099
Municipal bonds	—	—	(309)	14,986	(309)	14,986
U.S. government and agency securities	(114)	14,379	(205)	131,521	(319)	145,900
Asset-backed securities	(420)	95,145	(548)	80,823	(968)	175,968
Mortgage-backed securities	(16,394)	1,204,316	(35,961)	535,538	(52,355)	1,739,854
	(17,503)	1,343,265	(46,273)	883,542	(63,776)	2,226,807
Held-to-maturity securities
Mortgage-backed securities	(2,234)	244,248	(36,878)	287,361	(39,112)	531,609
	$(19,737)	$1,587,513	$(83,151)	$1,170,903	$(102,888)	$2,758,416

September 30, 2025	Less than 12 months		12 months or more		Total
	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value	Unrealized Gross Losses	Fair Value
	(In thousands)
Available-for-sale securities
Corporate debt securities	$(119)	$19,881	$(8,495)	$102,342	$(8,614)	$122,223
Municipal bonds due	—	—	(405)	15,008	(405)	15,008
U.S. government and agency securities	(483)	143,444	(127)	35,211	(610)	178,655
Asset-backed securities	(62)	34,932	(1,424)	135,315	(1,486)	170,247
Mortgage-backed securities	(782)	81,025	(38,337)	653,800	(39,119)	734,825
	(1,446)	279,282	(48,788)	941,676	(50,234)	1,220,958
Held-to-maturity securities
Mortgage-backed securities	—	—	(37,136)	310,597	(37,136)	310,597
	$(1,446)	$279,282	$(85,924)	$1,252,273	$(87,370)	$1,531,555

Substantially all of the Company’s HTM debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Therefore, the Company did not record an allowance for credit losses for these securities as of June 30, 2026 or September 30, 2025. The Company does not consider HTM investments to have any credit impairment.

The Company does not believe that the AFS debt securities that were in an unrealized loss position have any credit loss impairment as of June 30, 2026 or September 30, 2025. The Company does not intend to sell the investment securities that were in an unrealized loss position and it is more likely than not that the Company will not be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity. AFS debt securities issued by U.S. government agencies or U.S. government-sponsored enterprises carry the explicit and/or implicit guarantee of the U.S. government and have a long history of zero credit loss. Corporate debt securities and municipal bonds are considered to have an issuer of high credit quality and the decline in fair value is due to changes in interest rates and other market conditions. The issuer continues to make timely principal and interest payments on the bonds. The fair value is expected to recover as the bonds approach maturity.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE G – Derivatives and Hedging Activities

The following tables present the fair value, notional amount and balance sheet classification of derivative assets and liabilities at June 30, 2026 and September 30, 2025.

June 30, 2026	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$959,875	$37,009	Other liabilities	$959,875	$37,088
Mortgage loan fair value hedges	Other assets	670,000	10,034	Other liabilities	700,000	2,825
Mortgage backed securities fair value hedges	Other assets	210,000	1,947	Other liabilities	400,000	3,727
Borrowings cash flow hedges	Other assets	1,350,000	104,446	Other liabilities	—	—
		$3,189,875	$153,436		$2,059,875	$43,640

September 30, 2025	Derivative Assets			Derivative Liabilities
Interest rate contract purpose	Balance Sheet Location	Notional	Fair Value	Balance Sheet Location	Notional	Fair Value
	(In thousands)			(In thousands)
Client swap program hedges	Other assets	$977,017	$37,347	Other liabilities	$977,017	$37,818
Commercial loan fair value hedges	Other assets	34,341	1,611	Other liabilities	—	—
Mortgage backed securities fair value hedges	Other assets	—	—	Other liabilities	610,000	15,086
Mortgage loan fair value hedges	Other assets	470,000	13,082	Other liabilities	1,100,000	20,426
Borrowings cash flow hedges	Other assets	900,000	99,231	Other liabilities	—	—
		$2,381,358	$151,271		$2,687,017	$73,330

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

The Company also enters into credit risk participation agreements with financial counterparties for interest rate swaps related to loans in which the Company is a participant. The risk participation agreements entered into by the Company as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to two risk participation agreements with a total notional amount of $69,665,000 at June 30, 2026. The estimated exposure when applying a credit valuation adjustment framework to these exposures and the fair value of these exposures was insignificant to the consolidated financial statements as of June 30, 2026.

Upon electing to apply ASC 815 fair value hedge accounting, the carrying value of the hedged item is adjusted to reflect the cumulative impact of changes in fair value attributable to the hedged risk. The hedge basis adjustment remains with the hedged item until the hedged item is de-recognized from the balance sheet. The following tables present the impact of fair value hedge accounting on the carrying value of the hedged items at June 30, 2026 and September 30, 2025.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)	June 30, 2026
Balance sheet line item in which hedged item is recorded	Carrying value of hedged items	Cumulative gain (loss) fair value hedge adjustment included in carrying amount of hedged items
Loans receivable (1)	$5,003,997	$(6,486)
Available-for-sale securities, at fair value (2)	$882,040	$2,022
	$5,886,037	$(4,464)

(1) Includes the amortized cost basis of the closed mortgage loan portfolios used to designate the hedging relationships in which the hedged items are a portfolio layer expected to be remaining at the end of the hedging relationships. At June 30, 2026, the amortized cost basis of the closed loan portfolios used in the hedging relationships was $5,003,997,000, the cumulative basis adjustment associated with the hedging relationships was $(6,486,000), and the amount of the designated hedged items was $1,370,000,000.

(2) Includes the fair value basis of mortgage backed securities designated in fair value hedging relationships. At June 30, 2026, the fair value of the hedged mortgage backed securities was $882,040,000, the cumulative basis adjustment associated with the hedging relationships was $2,022,000, and the amount of the designated hedged items was $610,000,000.

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

The Company has entered into interest rate swaps to convert certain short-term borrowings to fixed rate payments. The primary purpose of these hedges is to mitigate the risk of changes in future cash flows resulting from increasing interest rates. For qualifying cash flow hedges under ASC 815, gains and losses on the interest rate swaps are recorded in accumulated other comprehensive income ("AOCI") and then reclassified into earnings in the same period the hedged cash flows affect earnings and within the same income statement line item as the hedged cash flows. As of June 30, 2026, the maturities for hedges of adjustable rate borrowings ranged from one year to seven years, with the weighted average being 3.6 years.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following tables present the impact of derivative instruments (cash flow hedges on borrowings) on AOCI for the periods presented.

(In thousands)	Three Months Ended June 30,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2026	2025
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$7,068	$(14,040)
Reclassification adjustment of net (gain)/loss included in net income	—	(70)
Total pre-tax gain/(loss) recognized in AOCI	$7,068	$(14,110)

(In thousands)	Nine Months Ended June 30,
Amount of gain/(loss) recognized in AOCI on derivatives in cash flow hedging relationships	2026	2025
Interest rate contracts:
Pay fixed/receive floating swaps on borrowings cash flow hedges	$5,216	$(10,716)
Reclassification adjustment of net (gain)/loss included in net income	—	—
Total pre-tax gain/(loss) recognized in AOCI	$5,216	$(10,716)

The following tables present the gain (loss) on derivative instruments in fair value and cash flow accounting hedging relationships under ASC 815 for the periods presented.

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Interest income on loans receivable	Interest on Mortgage-backed securities	Interest expense on FHLB advances	Interest income on loans receivable	Interest on Mortgage-backed securities	Interest expense on FHLB advances
	(In thousands)			(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$267,243	$46,569	$(27,708)	$279,476	$27,855	$(16,991)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$1,366	$(500)		$3,780	$314
Recognized on derivatives	7,736	$6,393		(10,789)	(4,822)
Recognized on hedged items	(7,791)	(6,442)		10,800	4,927
Net income/(expense) recognized on fair value hedges	$1,311	$(549)		$3,791	$419

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives			$6,841			$8,649
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense			—			—
Net income/(expense) recognized on cash flow hedges			$6,841			$8,649

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Nine Months Ended June 30, 2026			Nine Months Ended June 30, 2025
	Interest income on loans receivable	Interest on Mortgage-backed securities	Interest expense on FHLB advances	Interest income on loans receivable	Interest on Mortgage-backed securities	Interest expense on FHLB advances
	(In thousands)			(In thousands)
Interest income/(expense), including the effects of fair value and cash flow hedges	$793,598	$129,812	$(64,044)	$848,150	$70,118	$(67,753)

Gain/(loss) on fair value hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives	$5,735	$(832)		$16,762	$430
Recognized on derivatives	14,600	13,305		6,031	(13,504)
Recognized on hedged items	(14,783)	(13,431)		(13,002)	13,828
Net income/(expense) recognized on fair value hedges	$5,552	$(958)		$9,791	$754

Gain/(loss) on cash flow hedging relationships:
Interest rate contracts
Amounts related to interest settlements on derivatives			$22,492			$26,702
Amount of derivative gain/(loss) reclassified from AOCI into interest income/expense			—			—
Net income/(expense) recognized on cash flow hedges			$22,492			$26,702

The Company periodically enters into certain interest rate swap agreements in order to provide commercial loan customers the ability to convert from variable to fixed interest rate payments, while the Company retains a variable rate loan. Under these agreements, the Company enters into a variable rate loan agreement and a swap agreement with the client. The swap agreement effectively converts the client’s variable rate loan into a fixed rate. The Company enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable and fixed components of the client's swap agreement. The interest rate swaps are derivatives under ASC 815, with changes in fair value recorded in earnings. The impact to the Consolidated Statement of Operations for the nine months ended June 30, 2026 was an increase in other income of $392,000 and an increase of $126,000 for the nine months ended June 30, 2025.

The following tables present the impact of derivative instruments (client swap program) that are not designated in accounting hedges under ASC 815 for the periods presented.

(In thousands)		Three Months Ended June 30,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2026	2025
Interest rate contracts:
Pay fixed/receive floating swap	Other non-interest income	$5,105	$(7,677)
Receive fixed/pay floating swap	Other non-interest income	(5,117)	7,733
		$(12)	$56

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(In thousands)		Nine Months Ended June 30,
Derivative instruments	Classification of gain/(loss) recognized in income on derivative instrument	2026	2025
Interest rate contracts:
Pay fixed/receive floating swap	Other non-interest income	$4,389	$1,013
Receive fixed/pay floating swap	Other non-interest income	(3,997)	(887)
		$392	$126

NOTE H – Revenue from Contracts with Customers

Since net interest income on financial assets and liabilities is outside the scope of ASU No. 2014-09, Revenue from Contracts with Customers ("ASC 606"), a significant majority of Company revenues are not subject to that guidance.

Revenue streams that are within the scope of ASC 606 are presented within non-interest income and are, in general, recognized as revenue at the same time the Company's obligation to the customer is satisfied. Most of the Company's customer contracts that are within the scope of ASC 606 are cancelable by either party without penalty and are short-term in nature. These sources of revenue include depositor and other consumer and business banking fees, commission income, as well as debit and credit card interchange fees. In scope revenue streams represented approximately 4.1% of Company total revenue for the nine months ended June 30, 2026, compared to 3.6% for the nine months ended June 30, 2025. As this standard is immaterial to the consolidated financial statements, the Company has omitted certain disclosures in ASC 606, including the disaggregation of revenue table. Sources of non-interest income within the scope of the guidance include the following:

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

WAFD, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Financial Instruments with Off-Balance Sheet Risk - Off-balance-sheet credit exposures for the Company include unfunded loan commitments and letters of credit from the FHLB of Des Moines and the FHLB of San Francisco. As of June 30, 2026, the Bank was obligated on FHLB letters of credit totaling $30,500,000 and unfunded loan commitments had a balance of $3,244,801,000 compared to September 30, 2025 when the bank was obligated on FHLB letters of credit totaling $62,606,000 and had unfunded commitments of $2,841,596,000. The reserve for unfunded commitments was $19,000,000 as of June 30, 2026, a decrease from $21,500,000 at September 30, 2025. See Note A "Summary of Significant Accounting Policies" for details regarding the reserve methodology.

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

LIHTC Investments - The Company has equity investments as limited partners in LIHTC investment funds which are designed to promote qualified affordable housing projects. These investments provide a return through the generation of income tax credits and other income tax benefits and support the Company's regulatory compliance with the Community Reinvestment Act. The Company has evaluated its LIHTC investments and determined it does not have the ability to exercise significant influence over the operating or financial decisions of the funds. This lack of significant influence due to the Company's role as a limited partner allows the Company to account for its LIHTC investments using the proportional amortization method.
The Company records the investments in affordable housing partnerships of $145,273,000 and $157,249,000 as of June 30, 2026 and September 30, 2025, respectively, as a component of other assets on the Consolidated Statements of Financial Condition and uses the proportional amortization method to account for the investments. The Company's unfunded contribution commitments to these investments were $57,054,000 and $73,123,000 as of June 30, 2026 and September 30, 2025, respectively, which are recorded as a component of other liabilities on the Consolidated Statements of Financial Condition. Both the tax benefits and the amortization expense related to these investments are reflected in the provision for income taxes on the Consolidated Statements of Operations.

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

INTEREST RATE RISK
Based on management's assessment of the current interest rate environment, the Company has taken steps, including growing shorter-term loans and transaction deposit accounts, to reduce its interest rate risk profile. The mix of customer deposit accounts is 61% variable and 39% fixed as of June 30, 2026 while the composition of the investment securities portfolio is 35% variable and 65% fixed rate. As of June 30, 2026 the Company was a party to $610,000,000 of pay fixed interest rate swaps to hedge the fair value risk of the AFS portfolio which effectively converts 12% of fixed securities to variable. When interest rates rise, the fair value of the investment securities with fixed rates will decrease and vice versa when interest rates decline. The Company has $858,261,000 of mortgage-backed securities that it has designated as HTM and are carried at amortized cost. As of June 30, 2026, the net unrealized loss on these securities was $36,745,000. The Company has $4,190,263,000 of AFS securities that are carried at fair value. As of June 30, 2026, the net unrealized loss on these securities was $39,483,000. The Company recognized in earnings a loss of $13,430,000 on the fair value of AFS securities hedged by the fixed interest rate swaps for the nine months ended June 30, 2026. The Company has also executed interest rate swaps to hedge interest rate risk on certain FHLB borrowings. The unrealized gain on these interest rate swaps as of June 30, 2026 was $104,446,000. All of the above are pre-tax net unrealized gains or losses.

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

Hypothetical, Immediate and Parallel	Potential Increase (Decrease) in Net Interest Income - Year 1
Basis Point Increase (Decrease) in Interest Rates	June 30, 2026		September 30, 2025
	(In thousands, except percentages)
(200)	$79,375	10.55%	$65,287	8.79%
(100)	40,647	5.40	35,318	4.76
100	6,799	0.90	(407)	(0.05)
200	12,446	1.65	6,298	0.85

NPV Sensitivity - Another method used to quantify interest rate risk is the NPV analysis. This analysis calculates the difference between the present value of interest-bearing liabilities and the present value of expected cash flows from interest-earning assets and off-balance-sheet contracts. The following table sets forth an analysis of the Company’s interest rate risk as measured by the estimated changes in NPV resulting from instantaneous and sustained parallel shifts in the yield curve (measured in 100-basis-point increments) and compares the current model results to the September 30, 2025 results.

Hypothetical, Immediate and Parallel	Potential Increase (Decrease) in NPV as of
Basis Point Increase (Decrease) in Interest Rates	June 30, 2026		September 30, 2025
	(In thousands, except percentages)
(200)	$497,215	15.58%	$550,692	17.96%
(100)	310,028	9.72	317,236	10.35
100	(317,215)	(9.94)	(341,329)	(11.13)
200	(630,334)	(19.76)	(649,066)	(21.17)

Prepayment speeds continue to be relatively low at June 30, 2026 with the Bank's conditional payment rate ("CPR") for single-family mortgages at 9.50%, compared to 9.0% for the same quarter the year before.

Net Interest Margin - Net interest margin is measured as net interest income divided by average earning assets for the period. Net interest margin was 2.81% for the quarter ended June 30, 2026 compared to 2.69% for the quarter ended June 30, 2025. The yield on interest-earning assets decreased 15 basis points to 5.15% and the cost of interest-bearing liabilities decreased 34 basis points to 2.78% over that same period. The lower yield on interest-earning assets was primarily due to falling interest rates affecting adjustable rate loans, lower net cash settlements on our loan and securities fair value hedge programs and interest-bearing cash deposits.

WAFD, INC. AND SUBSIDIARIES
The following tables set forth the information explaining the changes in the net interest margin for the periods indicated compared to the respective periods one year ago.

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$20,067,639	$267,243	5.34%	$20,592,807	$279,476	5.44%
Mortgage-backed securities	4,261,449	46,569	4.38	2,708,789	27,855	4.12
Cash & Investments	1,379,508	15,147	4.40	1,683,378	21,544	5.13
FHLB stock	163,777	3,166	7.75	106,816	2,839	10.66
Total interest-earning assets	25,872,373	332,125	5.15%	25,091,790	331,714	5.30%
Other assets	1,739,779			1,721,710
Total assets	$27,612,152			$26,813,500

Liabilities and Equity
Interest-bearing customer accounts	$18,218,857	$123,079	2.71%	$18,769,137	$146,735	3.14%
Borrowings	3,502,129	27,708	3.17	2,226,086	16,991	3.06
Total interest-bearing liabilities	21,720,986	150,787	2.78%	20,995,223	163,726	3.13%
Noninterest-bearing customer accounts	2,604,805			2,493,365
Other liabilities	277,991			294,167
Total liabilities	24,603,782			23,782,755
Shareholders' equity	3,008,370			3,030,745
Total liabilities and equity	$27,612,152			$26,813,500
Net interest income/interest rate spread		$181,338	2.36%		$167,988	2.17%
Net interest margin (NIM)			2.81%			2.69%

WAFD, INC. AND SUBSIDIARIES

	Nine Months Ended June 30, 2026			Nine Months Ended June 30, 2025
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	($ in thousands)			($ in thousands)
Assets
Loans receivable	$19,967,682	$793,598	5.31%	$20,822,283	$848,150	5.45%
Mortgage-backed securities	4,023,011	129,812	4.31	2,318,554	70,118	4.04
Cash & Investments	1,411,436	48,148	4.56	2,254,121	87,116	5.17
FHLB stock	134,434	7,797	7.75	112,011	7,531	8.99
Total interest-earning assets	25,536,563	979,355	5.13%	25,506,969	1,012,915	5.31%
Other assets	1,733,330			1,723,318
Total assets	$27,269,893			$27,230,287

Liabilities and Equity
Interest-bearing customer accounts	$18,470,834	$385,292	2.79%	$18,797,319	$460,833	3.28%
Borrowings	2,848,969	64,044	3.01	2,616,896	67,753	3.46
Other borrowings						—
Total interest-bearing liabilities	21,319,803	449,336	2.82%	21,414,215	528,586	3.30%
Noninterest-bearing customer accounts	2,614,948			2,488,886
Other liabilities	309,667			298,952
Total liabilities	24,244,418			24,202,053
Shareholders' equity	3,025,475			3,028,234
Total liabilities and equity	$27,269,893			$27,230,287
Net interest income/interest rate spread		$530,019	2.31%		$484,329	2.01%
Net interest margin (NIM)			2.77%			2.54%

As of June 30, 2026, total assets had increased by $897,271,000 to $27,596,970,000 from $26,699,699,000 at September 30, 2025 primarily due to the purchase of investments during the period. During the nine months ended June 30, 2026, loans receivable decreased $70,742,000, investment and mortgage-backed securities increased by $869,521,000, FHLB stock increased by $67,324,000 and cash and cash equivalents increased by $19,157,000, in each case as compared to September 30, 2025.
Management believes the Company's cash and cash equivalents of $676,467,000 and shareholders’ equity of $3,022,569,000 as of June 30, 2026 will provide flexibility in managing the Company's interest rate risk going forward.

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
Customer account balances decreased by $505,561,000, or 2.4%, to $20,932,075,000 at June 30, 2026 compared with $21,437,636,000 at September 30, 2025. Total borrowings were $3,263,359,000 as of June 30, 2026, an increase from $1,765,604,000 at September 30, 2025, which were used for securities purchases during the fiscal year to date.
The Company's cash and cash equivalents totaled $676,467,000 at June 30, 2026, an increase from $657,310,000 at September 30, 2025. This increase is the result of normal transactions and activities.
The Company’s shareholders' equity at June 30, 2026 was $3,022,569,000, or 10.95% of total assets. This is a decrease of $17,006,000 from September 30, 2025 when shareholders' equity was $3,039,575,000, or 11.38% of total assets. The Company’s shareholders' equity was impacted in the nine months ended June 30, 2026 by net income of $195,874,000, the payment of $60,181,000 in common stock dividends, the payment of $10,968,000 in preferred stock dividends, treasury stock purchases of $145,543,000, as well as a decrease in other comprehensive income of $8,863,000. The Company's tier 1 leverage ratio at June 30, 2026 was 9.19%. Management believes the Company's strong equity position allows it to manage balance sheet risk and provide the capital support needed for controlled growth in a regulated environment.
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

WAFD, INC. AND SUBSIDIARIES
As of June 30, 2026 and September 30, 2025, the Company and the Bank met all capital adequacy requirements to which they are subject, and the Bank's regulators categorized it as well capitalized under the regulatory framework for prompt corrective action.

	Actual		Minimum Capital Adequacy Guidelines	Minimum Well-Capitalized Guidelines
($ in thousands)	Capital	Ratio	Ratio	Ratio

June 30, 2026
Common Equity Tier I risk-based capital ratio:
The Company	$2,195,096	11.36%	4.50%	NA
The Bank	2,500,113	12.95%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	2,495,096	12.91%	6.00%	NA
The Bank	2,500,113	12.95%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,776,942	14.37%	8.00%	NA
The Bank	2,729,620	14.14%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	2,495,096	9.19%	4.00%	NA
The Bank	2,500,113	9.21%	4.00%	5.00%

September 30, 2025
Common Equity Tier 1 risk-based capital ratio:
The Company	$2,202,901	11.77%	4.50%	NA
The Bank	2,506,271	13.40%	4.50%	6.50%
Tier I risk-based capital ratio:
The Company	2,502,901	13.37%	6.00%	NA
The Bank	2,506,271	13.40%	6.00%	8.00%
Total risk-based capital ratio:
The Company	2,770,166	14.80%	8.00%	NA
The Bank	2,721,890	14.55%	8.00%	10.00%
Tier 1 Leverage ratio:
The Company	2,502,901	9.59%	4.00%	NA
The Bank	2,506,271	9.61%	4.00%	5.00%

CHANGES IN FINANCIAL CONDITION
Cash and cash equivalents - Cash and cash equivalents were $676,467,000 at June 30, 2026, an increase of $19,157,000, or 2.9%, since September 30, 2025. This increase was the result of normal transactions and activities.

Available-for-sale and held-to-maturity investment securities - AFS securities increased $657,062,000, or 18.6%, during the nine months ended June 30, 2026, a result of securities purchases of $1,161,720,000 offset by unrealized losses during the period of $30,226,000, a reclassification of loss into earnings from AFS securities hedging derivatives of $13,430,000 and principal repayments and maturities of $408,047,000. During the same period, the balance of HTM securities increased by $212,459,000 due to purchases of $278,367,000, offset by principal pay-downs and maturities of $66,361,000. As of June 30, 2026, the Company had a total net unrealized loss on AFS securities of $39,483,000, which is included on a net of tax basis in accumulated other comprehensive income (loss).

WAFD, INC. AND SUBSIDIARIES
Substantially all of the Company’s HTM and AFS debt securities are issued by U.S. government agencies or U.S. government-sponsored enterprises. These securities carry the explicit or implicit guarantee of the U.S. government and have a long history of zero credit loss. The Company did not record an allowance for credit losses for HTM securities as of June 30, 2026 or September 30, 2025 as the investment portfolio consists primarily of U.S. government agency mortgage-backed securities that management deems to have immaterial risk of loss. The impact going forward will depend on the composition, characteristics, and credit quality of the securities portfolios as well as the economic conditions at future reporting periods. The Company does not believe that any of its AFS debt securities had credit loss impairment as of June 30, 2026 or September 30, 2025, therefore, no allowance was recorded.

Loans receivable - Loans receivable, net of related contra accounts, decreased by $70,742,000 to $20,017,876,000 at June 30, 2026, compared to $20,088,618,000 at September 30, 2025. The decrease was primarily loan principal repayments outpacing originations net of the growth in loans in process. Commercial loan originations accounted for 95% of total originations and consumer loan originations were 5% for the nine months ended June 30, 2026. The Company continues to focus on commercial lending, coupled with growing economies in all major markets in which we operate.
The following table shows the loan portfolio by category and the change from prior fiscal year end.

	June 30, 2026		September 30, 2025		Change
	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$4,721,719	21.8%	$4,718,480	22.2%	$3,239	0.1%
Commercial real estate	3,642,259	16.9	3,604,600	16.9	37,659	1.0
Commercial & industrial	3,110,005	14.4	2,392,685	11.3	717,320	30.0
Construction	2,144,343	9.9	1,756,890	8.3	387,453	22.1
Land - acquisition & development	219,267	1.0	179,099	0.8	40,168	22.4
Total commercial loans	13,837,593	64.0	12,651,754	59.5	1,185,839	9.4
Consumer loans
Single-family residential	7,389,117	34.2	8,053,771	37.8	(664,654)	(8.3)
Construction - custom	35,260	0.2	150,237	0.7	(114,977)	(76.5)
Land - consumer lot loans	72,451	0.3	89,298	0.4	(16,847)	(18.9)
HELOC	244,726	1.1	267,871	1.3	(23,145)	(8.6)
Consumer	54,245	0.2	61,461	0.3	(7,216)	(11.7)
Total consumer loans	7,795,799	36.0	8,622,638	40.5	(826,839)	(9.6)
Total gross loans	21,633,392	100%	21,274,392	100%	359,000	1.7
Less:
Allowance for credit losses on loans	214,831		199,720		15,111	7.6
Loans in process	1,186,436		773,606		412,830	53.4
Net deferred fees, costs and discounts	214,249		212,448		1,801	0.8
Total loan contra accounts	1,615,516		1,185,774		429,742	36.2
Net loans	$20,017,876		$20,088,618		$(70,742)	(0.4)%

WAFD, INC. AND SUBSIDIARIES

The following tables provide information regarding loans receivable by loan class and geography.

June 30, 2026	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	(In thousands)
Washington	$505,265	$505,342	$1,004,333	$271,903	$54,304	$3,005,065	$10,492	$38,124	$18,622	$125,337	$5,538,787
California	987,860	285,815	213,491	14,126	—	1,252,710	—	—	7,972	557	2,762,531
Oregon	727,580	372,584	256,229	60,543	39,481	818,905	—	9,277	236	32,132	2,316,967
Arizona	566,846	568,201	118,675	134,205	7,339	703,396	2,910	12,042	5,079	31,817	2,150,510
Utah	658,146	281,229	202,019	96,148	58,382	530,775	3,015	1,127	14,785	12,552	1,858,178
Texas	547,880	758,784	659,283	288,011	7,518	129,818	—	84	8	4,626	2,396,012
New Mexico	233,297	301,546	25,135	34,723	4,027	194,306	—	1,875	463	8,189	803,561
Idaho	221,984	164,907	83,946	78,879	8,741	356,773	—	5,599	41	19,698	940,568
Nevada	157,788	176,473	164,041	1,562	5,440	280,039	—	3,854	2,063	9,674	800,934
Other	39,256	211,162	374,040	35,808	—	(3,624)	—	—	5,015	3,002	664,659
	$4,645,902	$3,626,043	$3,101,192	$1,015,908	$185,232	$7,268,163	$16,417	$71,982	$54,284	$247,584	$20,232,707

Percentage by geographic area
June 30, 2026	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC	Total
	As % of total gross loans
Washington	2.5%	2.5%	4.9%	1.3%	0.3%	14.9%	0.1%	0.2%	0.1%	0.6%	27.4%
California	4.9	1.4	1.1	0.1	—	6.2	—	—	—	—	13.7
Oregon	3.6	1.8	1.3	0.3	0.2	4.0	—	—	—	0.2	11.4
Arizona	2.8	2.8	0.6	0.7	—	3.5	—	0.2	—	0.2	10.8
Utah	3.2	1.4	1.0	0.5	0.4	2.5	—	—	0.2	0.1	9.3
Texas	2.7	3.8	3.3	1.3	—	0.6	—	—	—	—	11.7
New Mexico	1.2	1.5	0.1	0.2	—	1.0	—	—	—	—	4.0
Idaho	1.1	0.8	0.4	0.4	—	1.8	—	—	—	0.1	4.6
Nevada	0.8	0.9	0.8	—	—	1.4	—	—	—	—	3.9
Other	0.2	1.0	1.8	0.2	—	—	—	—	—	—	3.2
	23.0%	17.9%	15.3%	5.0%	0.9%	35.9%	0.1%	0.4%	0.3%	1.2%	100%

Percentage by geographic area as a % of each loan type
June 30, 2026	Multi- family	Commercial Real Estate	Commercial and Industrial	Construction	Land - A & D	Single - Family Residential	Construction - custom	Land - Lot Loans	Consumer	HELOC
	As % of total gross loans
Washington	10.9%	13.9%	32.4%	26.8%	29.3%	41.3%	63.9%	53.0%	34.3%	50.5%
California	21.3	7.9	6.9	1.4	—	17.2	—	—	14.7	0.2
Oregon	15.7	10.3	8.3	6.0	21.3	11.3	—	12.9	0.4	13.0
Arizona	12.2	15.7	3.8	13.2	4.0	9.6	17.7	16.7	9.4	12.9
Utah	14.2	7.8	6.5	9.5	31.5	7.3	18.4	1.6	27.2	5.1
Texas	11.8	20.9	21.3	28.2	4.1	1.8	—	0.1	—	1.9
New Mexico	5.0	8.3	0.8	3.4	2.2	2.7	—	2.6	0.9	3.3
Idaho	4.8	4.5	2.7	7.8	4.7	4.9	—	7.8	0.1	8.0
Nevada	3.4	4.9	5.3	0.2	2.9	3.9	—	5.3	3.8	3.9
Other	0.7	5.8	12.0	3.5	—	—	—	—	9.2	1.2
	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%

WAFD, INC. AND SUBSIDIARIES

The following table shows the geographic distribution by state of the loan portfolio and the change from the prior fiscal year end.

	June 30, 2026	September 30, 2025	Change
Washington	27.4%	27.6%	(0.2)
California	13.7	14.0	(0.3)
Oregon	11.4	12.2	(0.8)
Arizona	10.8	11.3	(0.5)
Utah	9.3	9.4	(0.1)
Texas	11.7	11.4	0.3
New Mexico	4.0	3.9	0.1
Idaho	4.6	4.5	0.1
Nevada	3.9	4.0	(0.1)
Other[1]	3.2	1.7	1.5
	100%	100%
[1]Includes loans from outside of our nine state footprint.

Non-performing assets - Non-performing assets decreased $7,274,000 during the nine months ended June 30, 2026 to $135,748,000 from $143,022,000 at September 30, 2025. The change is due to a $1,059,000 decrease in non-accrual loans combined with a $2,905,000 decrease in real estate owned and a $3,310,000 decrease in other property owned. Non-performing assets as a percentage of total assets was 0.49% at June 30, 2026 compared to 0.54% at September 30, 2025.

The following table sets forth information regarding non-performing assets.

	June 30, 2026		September 30, 2025
	($ in thousands)
Non-accrual loans:
Multi - family	$34,249	26.8%	$19,121	14.9%
Commercial real estate	3,114	2.4	69,972	54.4
Commercial & industrial	65,741	51.5	11,047	8.6
Construction	—	—	3,400	2.6
Land - acquisition & development	—	—	—	—
Single-family residential	22,445	17.6	23,741	18.5
Construction - custom	892	0.8	760	0.6
Land - consumer lot loans	239	0.2	23	—
HELOC	627	0.5	412	0.3
Consumer	262	0.2	152	0.1
Total non-accrual loans	127,569	100%	128,628	100%
Real estate owned	8,179		11,084
Other property owned	—		3,310
Total non-performing assets	$135,748		$143,022
Total non-performing assets as a percentage of total assets	0.49%		0.54%

WAFD, INC. AND SUBSIDIARIES
The Company would have recognized interest income of $5,681,000 for the nine months ended June 30, 2026 had non-accrual loans performed according to their original contract terms. In addition to the non-accrual loans reflected in the above table, the Company had $398,190,000 of loans that were less than 90 days delinquent at June 30, 2026 but were classified as substandard for one or more reasons. If these loans were deemed non-performing, the Company's ratio of total NPAs as a percent of total assets would have increased to 1.93% at June 30, 2026. For the nine months ended June 30, 2026, the Company recognized $1,264,000 in interest income on cash payments received from borrowers on non-accrual loans.

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

	June 30, 2026		September 30, 2025		Change
Allowance for credit losses:	($ in thousands)		($ in thousands)		$	%
Commercial loans
Multi-family	$25,646	11.9%	$25,953	13.0%	$(307)	(1.2)%
Commercial real estate	40,772	19.0	41,988	21.0	(1,216)	(2.9)
Commercial & industrial	84,893	39.5	59,163	29.6	25,730	43.5
Construction	18,095	8.4	18,136	9.1	(41)	(0.2)
Land - acquisition & development	8,460	4.0	6,894	3.5	1,566	22.7
Total commercial loans	177,866	82.8	152,134	76.2	25,732	16.9
Consumer loans
Single-family residential	29,504	13.7	38,880	19.5	(9,376)	(24.1)
Construction - custom	128	—	610	0.3	(482)	(79.0)
Land - consumer lot loans	1,707	0.8	2,105	1.1	(398)	(18.9)
HELOC	2,764	1.4	3,069	1.5	(305)	(9.9)
Consumer	2,862	1.3	2,922	1.5	(60)	(2.1)
Total consumer loans	36,965	17.2	47,586	23.8	(10,621)	(22.3)
Total allowance for loan losses	214,831	100.0%	199,720	100.0%	15,111	7.6
Reserve for unfunded commitments	19,000		21,500		(2,500)	(11.6)
Total allowance for credit losses	$233,831		$221,220		$12,611	5.7%

Management believes the allowance for credit losses of $233,831,000, or 1.08% of gross loans, is sufficient to absorb estimated losses inherent in the portfolio of loans and unfunded commitments. See Note E and Note I for further details of the allowance for loan losses and reserve for unfunded commitments as of and for the periods ended June 30, 2026 and September 30, 2025.

Real estate owned ("REO") - REO decreased during the nine months ended June 30, 2026 by $2,905,000 to $8,179,000. The decrease was due to the sale of properties.

WAFD, INC. AND SUBSIDIARIES
Intangible assets - Intangible assets increased to $443,670,000 as of June 30, 2026 from $442,093,000 as of September 30, 2025 as the result of small acquisitions made by the Company's insurance subsidiary offset by normal amortization.

Customer accounts - Customer accounts decreased $505,561,000, or 2.4%, to $20,932,075,000 at June 30, 2026 compared with $21,437,636,000 at September 30, 2025. Transaction accounts increased by $439,259,000 or 3.6% during that period, while time deposits decreased $944,820,000, or 10.3%, consistent with our strategy to shift away from time deposits in favor of transaction accounts.

The following table shows the composition of the Bank’s customer accounts by deposit type.

	June 30, 2026			September 30, 2025
	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate	Deposit Account Balance	As a % of Total Deposits	Weighted Average Rate
($ in thousands)
Non-interest checking	$2,646,615	12.6%	—%	$2,567,539	12.0%	—%
Interest checking	4,991,715	23.8	2.37	4,865,808	22.7	2.55
Savings	712,829	3.6	0.26	701,558	3.3	0.22
Money market	4,394,632	20.9	2.07	4,171,627	19.4	2.14
Time deposits	8,186,284	39.1	3.48	9,131,104	42.6	3.74
Total	$20,932,075	100%	2.37%	$21,437,636	100%	2.60%

Borrowings - Borrowings were $3,315,697,000 as of June 30, 2026, an increase from $1,817,249,000 as of September 30, 2025. The increase was utilized to support asset growth. The weighted average effective rate for borrowings was 3.08% as of June 30, 2026 and 2.50% at September 30, 2025.

Shareholders' equity - The Company’s shareholders' equity at June 30, 2026 was $3,022,569,000, or 10.95% of total assets. This is a decrease of $17,006,000 from September 30, 2025 when shareholders' equity was $3,039,575,000, or 11.38% of total assets. The Company’s shareholders' equity was impacted in the nine months ended June 30, 2026 by net income of $195,874,000, the payment of $60,181,000 in common stock dividends, payment of $10,968,000 in preferred stock dividends, treasury stock purchases of $145,543,000, as well as a decrease in other comprehensive income of $8,863,000.

RESULTS OF OPERATIONS

Net Income - The Company recorded net income of $66,130,000 for the three months ended June 30, 2026 compared to $61,952,000 for the prior year quarter. All driving factors are described below.
Net Interest Income - For the three months ended June 30, 2026, net interest income was $181,338,000, which is an increase of $13,350,000 from the same quarter of the prior year. Net interest margin increased to 2.81% for the quarter ended June 30, 2026 compared to 2.69% for the quarter ended June 30, 2025. The increase in net interest income is largely due to decreased rates on interest-bearing liabilities partially offset by the decrease in rate earned on interest-earning assets. The rate paid on interest-bearing liabilities decreased by 34 basis points while the rate earned on interest-earning assets fell by 15 basis points. For the nine months ended June 30, 2026, net interest income was $530,019,000, which is an increase of $45,690,000 from the same period of the prior year. Net interest margin was 2.77% for the nine months ended June 30, 2026 compared to 2.54% for the prior year same period.

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

WAFD, INC. AND SUBSIDIARIES
Rate / Volume Analysis:

	Comparison of Three Months Ended 6/30/2026 and 6/30/2025			Comparison of Nine Months Ended 6/30/2026 and 6/30/2025
($ in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Loans receivable	$(7,109)	$(5,124)	$(12,233)	$(33,635)	$(20,917)	$(54,552)
Mortgage-backed securities	16,857	1,857	18,714	54,793	4,901	59,694
Investments (1)	(3,145)	(2,925)	(6,070)	(30,501)	(8,201)	(38,702)
All interest-earning assets	6,603	(6,192)	411	(9,343)	(24,217)	(33,560)
Interest expense:
Customer accounts	(4,169)	(19,487)	(23,656)	(7,767)	(67,774)	(75,541)
Borrowings	10,032	685	10,717	3,333	(7,042)	(3,709)
All interest-bearing liabilities	5,863	(18,802)	(12,939)	(4,434)	(74,816)	(79,250)
Change in net interest income	$740	$12,610	$13,350	$(4,909)	$50,599	$45,690
___________________
(1)Includes interest on cash equivalents and dividends on FHLB stock.
Provision for Credit Losses - The Company recorded an $11,000,000 provision for credit losses for the three months ended June 30, 2026, compared with a $2,000,000 provision for credit losses for the three months ended June 30, 2025. The provision recorded in the three months ended June 30, 2026 was the result of growth in the active loan portfolio, specifically C&I and Construction loans, in addition to concerns related to possible losses on adversely classified loans. This provision increased the reserve to 1.08% of gross loans compared with 1.03% at June 30, 2025. The Company recorded an $18,500,000 provision for credit losses for the nine months ended June 30, 2026 compared to $4,750,000 for the nine months ended June 30, 2025.

Non-Interest Income - The results for the three months ended June 30, 2026 included total non-interest income of $24,178,000 compared to $18,273,000 for the same period one year ago, a $5,905,000 increase. The increase was primarily due to approximately $3,200,000 of gain recognized on the sale of bank real estate combined with lower losses recognized on equity method investments and increased fee income recognized on loan and deposit accounts. The results for the nine months ended June 30, 2026 include total non-interest income of $64,246,000 compared to $52,856,000 for the nine months ended June 30, 2025, an $11,390,000 increase. This increase was also the result of gains recognized on sales of bank real estate combined with increased fee income on loans and deposits.

Non-Interest Expense - Non-interest expense was $110,334,000 for the three months ended June 30, 2026, an increase of $6,007,000 from $104,327,000 for the prior year quarter, largely a result of increased compensation and technology expenses, reflecting annual merit increases and continued investment in operational efficiency. Non-interest expense for the three months ended June 30, 2026 and June 30, 2025 equaled 1.60% and 1.56%, respectively, of average assets. Non-interest expense was $325,912,000 for the nine months ended June 30, 2026, an increase of $5,442,000 from $320,470,000 for the same period in fiscal 2025. This increase was also the result of increased compensation and technology expenses. Total non-interest expense for the nine months ended June 30, 2026 and June 30, 2025 equaled 1.59% and 1.57%, respectively, of average assets.

Gain (Loss) on Real Estate Owned - Results for the three months ended June 30, 2026 include a net gain on REO of $167,000, compared to a net loss of $176,000 for the prior year quarter. Results for the nine months ended June 30, 2026 included a net gain on REO of $603,000, compared to a net gain of $54,000 in the prior year period.

Income Tax Expense - Income tax expense totaled $18,219,000 for the three months ended June 30, 2026, compared to $17,806,000 for the prior year quarter. The effective tax rate was 21.60% and 22.33% for the three months ended June 30, 2026 and June 30, 2025, respectively. Income tax expense totaled $54,582,000 for the nine months ended June 30, 2026, compared to $46,548,000 for the prior year period. The effective tax rate was 21.79% and 21.95% for the nine months ended June 30, 2026 and June 30, 2025, respectively.

The Company’s effective tax rate varies from the statutory rate mainly due to state taxes, tax-exempt income, tax-credit investments, miscellaneous non-deductible expenses and discrete tax adjustments for prior periods. During the quarter ended June 30, 2026, the Company purchased $9,200,000 of Federal energy tax credits and have committed to a four year investment in similar tax credits which reduces our tax expense and effective tax rate.

WAFD, INC. AND SUBSIDIARIES
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

We account for our portfolio of LIHTC investments under the proportional amortization method. The tax benefits from pass-through tax credits and losses from our LIHTC investments are included in our estimate of income tax liability for the year, and therefore reflected in the income tax expense line of the Consolidated Statement of Operations. We currently estimate that the total amount of tax benefits from our LIHTC investment portfolio that will be recognized during this fiscal year is about $20.0 million.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by or on behalf of the Company of the Company’s common stock during the three months ended June 30, 2026.

Period	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2026 to April 30, 2026	2,106	$35.22	—	7,992,669
May 1, 2026 to May 31, 2026	1,979	35.52	—	7,992,669
June 1, 2026 to June 30, 2026	4,721	36.92	—	7,992,669
Total	8,806	$36.20	—	7,992,669
(1)The Company's stock repurchase program was publicly announced by its Board of Directors on February 3, 1995 and has no expiration date. Under this ongoing program, a total of 91,421,638 shares have been authorized for repurchase. This includes the 4,500,000 additional shares authorized by the Board of Directors on February 3, 2026.
(2)The Company did not repurchase any shares under the Company's publicly announced stock repurchase plan during the quarter ended June 30, 2026. Shares purchased outside the Company's publicly announced stock repurchase program consist of the forfeiture and cancellation of shares upon vesting of restricted stock awards to pay required tax withholding obligations and shares underlying stock options surrendered in payment of the exercise price and to pay required tax withholding obligations.

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

Director Resignation - As previously disclosed in the Company's Quarterly Report for the quarter ended March 31, 2026, on May 1, 2026, Mr. Shawn Bice notified the Company’s Board that he was resigning from service as a director of the Company, effective immediately. With the resignation, Mr. Bice also resigned from his position as the chair of the Board’s Technology Committee. Mr. Bice’s resignation was not the result of any disagreement with the Company on any matter relating to the operations, policies, or practices of the Company. Rather, Mr. Bice resigned in connection with his acceptance of a new position with another employer, which limited his ability to continue his service on the Board.

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

August 4, 2026	/S/ BRENT J. BEARDALL
BRENT J. BEARDALL Vice Chair, President & Chief Executive Officer
(Principal Executive Officer)

August 4, 2026	/S/ KELLI J. HOLZ
KELLI J. HOLZ Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 4, 2026	/S/ BLAYNE A. SANDEN
BLAYNE A. SANDEN Senior Vice President and Principal Accounting Officer
(Principal Accounting Officer)